Form 10-Q
period 2002-03-31
JETBLUE AIRWAYS CORP
filed 2002-04-29
CIK 1158463

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number: 000-49728

JETBLUE AIRWAYS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0617894 (I.R.S. Employer Identification No.)
80-02 Kew Gardens Road, Kew Gardens, New York (Address of principal executive offices)	11415 (Zip Code)

(718) 286-7902
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        As of April 11, 2002, there were 41,841,896 shares of the Registrant's Common Stock, par value $0.01, outstanding.

JetBlue Airways Corporation
FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JETBLUE AIRWAYS CORPORATION

BALANCE SHEETS
(In thousands, except share data)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$92,536	$117,522
Receivables, less allowance	27,810	20,791
Inventories, less allowance	3,168	2,210
Prepaid expenses and other	9,365	3,742

Total current assets	132,879	144,265
PROPERTY AND EQUIPMENT
Flight equipment	483,899	364,681
Predelivery deposits for flight equipment	129,331	125,010

	613,230	489,691
Less accumulated depreciation	12,751	9,523

	600,479	480,168
Other property and equipment	32,693	29,023
Less accumulated depreciation	5,466	4,313

	27,227	24,710

Total property and equipment	627,706	504,878
OTHER ASSETS	25,521	24,630

TOTAL ASSETS	$786,106	$673,773

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$23,982	$24,549
Air traffic liability	67,476	51,566
Accrued salaries, wages and benefits	15,784	18,265
Other accrued liabilities	10,957	15,980
Short-term borrowings	26,351	28,781
Current maturities of long-term debt	54,706	54,985

Total current liabilities	199,256	194,126
LONG-TERM DEBT	375,298	290,665
DEFERRED CREDITS AND OTHER LIABILITIES	19,875	10,708
CONVERTIBLE REDEEMABLE PREFERRED STOCK	215,450	210,441
COMMON STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 4,386,567 and 4,363,767 shares issued and outstanding in 2002 and 2001, respectively	44	44
Additional paid-in capital	12,450	3,889
Accumulated deficit	(25,168)	(33,117)
Unearned compensation	(11,099)	(2,983)

Total common stockholders' equity (deficit)	(23,773)	(32,167)

TOTAL LIABILITIES AND COMMON STOCKHOLDERS' EQUITY (DEFICIT)	$786,106	$673,773

See accompanying notes to condensed financial statements.

JETBLUE AIRWAYS CORPORATION

STATEMENTS OF INCOME

(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2002	2001
OPERATING REVENUES
Passenger	$129,091	$61,961
Other	4,278	1,889

Total operating revenues	133,369	63,850
OPERATING EXPENSES
Salaries, wages and benefits	33,561	15,917
Aircraft fuel	12,984	8,532
Aircraft rent	9,491	5,610
Sales and marketing	9,850	5,691
Landing fees and other rents	9,939	5,739
Depreciation and amortization	4,712	2,130
Maintenance materials and repairs	1,905	694
Other operating expenses	27,549	11,999

Total operating expenses	109,991	56,312

OPERATING INCOME	23,378	7,538
OTHER INCOME (EXPENSE)
Interest expense	(4,187)	(3,627)
Capitalized interest	1,297	2,063
Interest income and other	1,802	775

Total other income (expense)	(1,088)	(789)

INCOME BEFORE INCOME TAXES	22,290	6,749
Income tax expense	9,286	—

NET INCOME	13,004	6,749
Preferred stock dividends	(5,011)	(3,924)

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$7,993	$2,825

EARNINGS PER COMMON SHARE:
Basic	$2.84	$1.43

Diluted	$0.34	$0.21

See accompanying notes to condensed financial statements.

JETBLUE AIRWAYS CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,004	$6,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,712	2,130
Deferred income taxes	9,286	—
Changes in certain operating assets and liabilities	(6,129)	(2,222)
Other, net	1,570	1,319

Net cash provided by operating activities	22,443	7,976
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(99,391)	(5,975)
Predelivery deposits for flight equipment, net	(29,689)	(13,539)
Increase in security deposits	(148)	(1,140)

Net cash used in investing activities	(129,228)	(20,654)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	27	8
Proceeds from issuance of long-term debt	104,000	—
Proceeds from issuance of convertible redeemable preferred stock	344	176
Proceeds from short-term borrowings	5,419	7,849
Repayment of long-term debt	(19,646)	(2,150)
Repayment of short-term borrowings	(7,849)	—
Other, net	(496)	(124)

Net cash provided by financing activities	81,799	5,759

DECREASE IN CASH AND CASH EQUIVALENTS	(24,986)	(6,919)
Cash and cash equivalents at beginning of period	117,522	34,403

Cash and cash equivalents at end of period	$92,536	$27,484

See accompanying notes to condensed financial statements.

JETBLUE AIRWAYS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

        These condensed financial statements are unaudited and have been prepared by us following the rules and regulations of the United States Securities and Exchange Commission and, in our opinion, reflect all adjustments, consisting of normal recurring items which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations; however, we believe that the disclosures are adequate to make the information presented not misleading. These condensed financial statements and related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001, which were included as part of the Company's registration statement on Form S-1 (Registration No. 333-82576), as declared effective by the Securities and Exchange Commission on April 11, 2002.

Note 2 — Income Taxes

        Income tax expense is based on estimated annual effective tax rates, which differ from the federal statutory rate of 35% primarily due to state income taxes, nondeductible expenses and stock option compensation, and for the three months ended March 31, 2001, the reduction of the deferred tax asset valuation allowance.

        During 2001, we recognized the benefit from the future use of operating loss carryforwards and other deferred tax assets because our evaluation of all the available evidence in assessing the realizability of the tax benefits of such deferred tax assets indicated that it is more likely than not that such deferred tax assets would be realized.

Note 3 — Long-term Debt

        During the three months ended March 31, 2002, we issued $104 million in floating rate equipment notes due through 2014 which adjust quarterly based on the London Interbank Offered Rate. At March 31, 2002, the weighted average interest rate of our long-term debt was 3.9%, and maturities are $41.4 million for the remainder of 2002, $36.0 million in 2003, $29.1 million in 2004, $30.5 million in 2005, $29.1 million in 2006 and $29.1 million in 2007. Non-cash predelivery financing obtained in connection with the acquisition of new aircraft was zero and $12.9 million for the three months ended March 31, 2002 and 2001, respectively.

Note 4 — Comprehensive Income

        Comprehensive income for the three months ended March 31, 2002 and 2001 consisted solely of our net income as there were no other comprehensive income (loss) components.

Note 5 — Employee Retirement Plan

        Company contributions expensed under our 401(k) defined contribution and profit sharing plan for the three months ended March 31, 2002 and 2001 totaled $4.4 million and $1.6 million, respectively.

Note 6 — Earnings Per Share

        The following table shows how we computed basic and diluted earnings per common share:

	Three Months Ended March 31,
	2002	2001
	(In thousands, except share data)
Numerator:
Net income applicable to common stockholders for basic earnings per share	$7,993	$2,825
Effect of dilutive securities:
Preferred stock dividends	5,011	3,924

Net income applicable to common stockholders after assumed conversions for diluted earnings per share	$13,004	$6,749

Denominator:
Weighted-average shares outstanding for basic earnings per share	2,810,843	1,971,734
Effect of dilutive securities:
Convertible preferred stock	30,692,262	26,638,676
Unvested common stock	1,570,391	2,369,100
Employee stock options	3,239,841	1,236,009

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	38,313,337	32,215,519

Note 7 — Commitments

        As a result of an April 25, 2002 purchase option exercise, our firm aircraft orders consist of 60 Airbus A320 aircraft scheduled for delivery through 2007. Committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $455 million for the remainder of 2002, $510 million in 2003, $505 million in 2004, $440 million in 2005, $200 million in 2006 and $190 million in 2007. In addition, we have options to purchase 28 additional aircraft scheduled for delivery from 2004 through 2009. Financing has been arranged for two of the 12 remaining 2002 deliveries.

Note 8 — Initial Public Offering

        On April 17, 2002, the Company raised $182.2 million from an initial public offering of 6,746,667 shares of its common stock at a price to the public of $27.00 per share, all of which shares were issued and sold by the Company. Upon closing of the initial public offering, all issued and outstanding shares of Series A Preferred Stock and Series B Preferred Stock were converted into 30,692,262 shares of common stock. The net estimated proceeds of $167.9 million received by the Company upon the consummation of such offering, pending specific application, were invested in short-term, investment-grade, interest-bearing instruments.

        In conjunction with the initial public offering of our common stock, the authorized shares of the Company's capital stock was increased to 500,000,00 shares of common stock and 25,000,000 shares of preferred stock. In addition, the stockholder rights plan, our employee stock purchase plan and the 2002 Stock Incentive Plan all became effective.

Note 9 — Stock Options

        Certain options granted during 2001 and 2002 have exercise prices that are less than their deemed market value. Unearned compensation expense associated with these transactions is being amortized over the vesting periods of five or seven years and will be $1,390,000 for the remainder of 2002, $1,853,000 per year in 2003 through 2005, $1,784,000 in 2006, $1,251,000 in 2007 and $1,114,000 in 2008. Amortization of such deferred compensation amounted to $376,000 and zero during the three months ended March 31, 2002 and 2001, respectively.

Note 10 — Financial Instruments and Risk Management

        Gains from increases in the value of our crude oil option contracts, which are included in interest income and other, were $1.3 million for the three months ended March 31, 2002. These gains could reverse in future months as the contracts expire. As of March 31, 2002, we had hedged approximately 30 percent of our remaining 2002 fuel needs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended March 31, 2002 and 2001

        Our net income for the three months ended March 31, 2002 increased to $13.0 million from $6.7 million for the three months ended March 31, 2001. We had operating income of $23.4 million and an operating margin of 17.5% for the first three months of 2002 compared to operating income of $7.5 million and an operating margin of 11.8% in 2001. Diluted earnings per share was $0.34 for the first quarter of 2002 compared to $0.21 in 2001. For the three months ended March 31, 2001, our effective tax rate was zero due to the reduction of our deferred tax valuation allowance.

        Our operating margin for the three months ended March 31, 2002 was a record 17.5%. The first and fourth quarters are our strongest quarters based on the markets in which we currently operate. We expect that our second quarter 2002 operating margin will be lower than the first quarter, as the first quarter of 2002 was aided by higher seasonal traffic compared to 2001 because Easter and Passover both fell within the first three months of 2002. For the six months ended June 30, 2002, we expect our operating margin to be higher than our operating margin for the first six months of 2001.

        Operating Revenues.    Operating revenues increased 109%, or $69.5 million, primarily due to an increase in passenger revenues. A 78.7% increase in departures, increased passengers and a 0.3 point increase in load factor, or $72.6 million, partially offset by a 4.1% decrease in yield, or $5.5 million, drove the increase in passenger revenue of $67.1 million for the three months ended March 31, 2002. Other revenue increased 127%, or $2.4 million, primarily due to increased change fees from more passengers.

        Operating Expenses.    Operating expenses increased 95.3%, or $53.7 million, due to an average of 12 additional aircraft, which provided us with higher capacity. Operating capacity increased 117% to 1.61 billion available seat miles due to scheduled capacity increases and more transcontinental flights over 2001 partially offset by 3.6% lower aircraft utilization.

        Operating expenses per available seat mile decreased 9.8% to 6.81 cents. In detail, operating costs per available seat mile were:

	Three Months ended March 31,
			Percent Change
	2002	2001
Operating expenses:
Salaries, wages and benefits	2.08	2.14	(2.6)%
Aircraft fuel	.80	1.14	(29.7)
Aircraft rent	.59	.75	(21.9)
Sales and marketing	.61	.76	(20.1)
Landing fees and other rents	.62	.77	(20.0)
Depreciation and amortization	.29	.29	—
Maintenance materials and repairs	.12	.09	26.8
Other operating expenses	1.70	1.61	6.0

Total operating expenses	6.81	7.55	(9.8)%

        Salaries, wages and benefits increased 111%, or $17.6 million, due to an increase in average full-time equivalent employees of 93.3% and a $2.6 million higher provision for our profit sharing plan in 2002 compared to 2001. Cost per available seat mile decreased 2.6% as a result of improved productivity and higher capacity.

        Aircraft fuel expense increased 52.2%, or $4.5 million, due to 11.0 million more gallons of aircraft fuel consumed resulting in $9.5 million of additional fuel expense offset by a 27.9% decrease in average fuel cost per gallon, or $5.0 million. Cost per available seat mile decreased 29.7% primarily due to the decrease in average fuel cost per gallon.

        Aircraft rent increased 69.2%, or $3.9 million, primarily due to having five more average aircraft under operating leases during the three months ended March 31, 2002 compared to 2001. Cost per available seat mile decreased 21.9% due to a lower percentage of the aircraft fleet being leased.

        Sales and marketing expense increased 73.1%, or $4.2 million, due to increased advertising and higher credit card fees resulting from increased passenger revenues. On a cost per available seat mile basis, sales and marketing expense decreased 20.1% due to the increase in available seat miles. We booked the majority of our reservations through a combination of our website (55.1% in 2002) and our own reservation agents (39.2% in 2002). On April 24, 2002, we announced the elimination of travel agency commissions which should reduce our sales and marketing expense in the future.

        Landing fees and other rents increased 73.2%, or $4.2 million, due to a 78.7% increase in departures. Cost per available seat mile decreased 20.0% due to higher capacity and an increase in average stage length.

        Depreciation and amortization increased 121%, or $2.6 million, due to seven more average aircraft owned in the three months ended March 31, 2002 compared to 2001 and higher levels of aircraft spare parts. Cost per available seat mile was unchanged, but is anticipated to further increase in 2002 as we expect that the majority of our aircraft deliveries for 2002 will be owned and financed.

        Maintenance materials and repairs increased 175%, or $1.2 million, due to 12 more average aircraft and more scheduled airframe checks in 2002 compared to 2001. The cost per available seat mile increased 26.8% due to the completion of three airframe checks in the three months ended March 31, 2002 compared to none in the three months ended March 31, 2001.

        Other operating expenses increased 130%, or $15.5 million. Higher variable costs associated with increased capacity and number of passengers served, along with increased insurance and security costs as a result of the September 2001 terrorist attacks and operating costs for Terminal 6 at New York's John F Kennedy International Airport, which we now control, were the primary reasons for the increase. Cost per available seat mile increased 6.0%.

        Other Income (Expense).    Interest expense increased 15.4%, or $560,000, due to the debt financing of eight additional aircraft and increased borrowings related to predelivery deposits on aircraft resulting in $7.6 million of additional interest expense, offset by lower interest rates resulting in $7.0 million less interest expense. Capitalized interest decreased 37.1%, or $766,000, primarily due to lower interest rates. During 2001, we implemented a fuel hedging program under which we entered into crude oil option contracts that partially protect us against significant increases in fuel prices. Hedging activities resulted in a $1.3 million gain for the three months ended March 31, 2002, which could reverse in future months as the contracts expire.

        The following table sets forth our operating statistics for the first quarter of 2002 and 2001:

	Three Months Ended March 31,
			Percent Change
	2002	2001
Operating statistics:
Revenue passengers	1,180,917	644,419	83.3
Revenue passenger miles (000)	1,304,275	600,343	117.3
Available seat miles (000)	1,614,670	745,852	116.5
Load factor	80.8%	80.5%	0.3	pts.
Breakeven load factor	68.8%	73.2%	(4.4)	pts.
Aircraft utilization (hours per day)	12.7	13.2	(3.6)
Average fare	$109.31	$96.15	13.7
Yield per passenger mile (cents)	9.90	10.32	(4.1)
Passenger revenue per available seat mile (cents)	7.99	8.31	(3.8)
Operating revenue per available seat mile (cents)	8.26	8.56	(3.5)
Operating expense per available seat mile (cents)	6.81	7.55	(9.8)
Departures	9,439	5,283	78.7
Average stage length (miles)	1,056	871	21.2
Average number of operating aircraft during the period	22.2	10.5	111.6
Full-time equivalent employees at period end	2,479	1,350	83.6
Average fuel cost per gallon (cents)	62.02	86.03	(27.9)
Fuel gallons consumed (000)	20,934	9,917	111.1
Percent of sales through jetBlue.com during period	55.1%	37.6%	17.5	pts.

Liquidity and Capital Resources

        At March 31, 2002, we had cash and cash equivalents of $92.5 million, compared to $27.5 million at March 31, 2001. Cash flows from operating activities were $22.4 million for the three months ended March 31, 2002 compared to $8.0 million for the three months ended March 31, 2001. The increase in operating cash flows was primarily due to the growth of our business. We rely primarily on operating cash flows to provide working capital. We presently have no lines of credit, other than a short-term borrowing facility for certain aircraft predelivery deposits.

        Investing activities.    Investing activities for the three months ended March 31, 2002 consisted of the acquisition of three Airbus A320 aircraft, predelivery deposits for ordered aircraft, security deposits for leased aircraft, facilities improvements, ground equipment purchases, spare parts purchases and the acquisition of one spare engine, aggregating $129.2 million.

        Investing activities for the three months ended March 31, 2001 consisted of predelivery deposits for ordered aircraft and spare engines, security deposits for leased aircraft, facilities improvements, ground equipment purchases and spare parts purchases.

        Financing activities.    Financing activities for the three months ended March 31, 2002 consisted primarily of the incurrence of $104 million of 10- and 12- year floating rate equipment notes secured by three aircraft and the repayment of debt of $19.6 million. All the aircraft equipment notes were issued to various European banks. On April 17, 2002, we completed the initial public offering of 6,746,667 shares of our common stock for an estimated net proceeds of $167.9 million. We invested the net proceeds in short-term, investment-grade, interest bearing instruments, pending their use to fund working capital and capital expenditures, including capital expenditures related to the purchase of aircraft.

        Financing activities for the three months ended March 31, 2001 consisted of short-term borrowings and the repayment of long-term debt.

        Commitments.    At March 31, 2002, maturities of long-term debt were $41.4 million for the remainder of 2002, $36.0 million in 2003, $29.1 million in 2004, $30.5 million in 2005 and $29.1 million each in 2006 and 2007. In addition, at March 31, 2002, we were in compliance with the covenants of all of our debt and lease agreements.

        As a result of an April 25, 2002 purchase option exercise, our firm aircraft orders consist of 60 Airbus A320 aircraft scheduled for delivery as follows: 12 during the remaining nine months of 2002, 13 each in years in 2003 and 2004, 12 in 2005 and five each year in 2006 and 2007. Committed expenditures for these aircraft, including estimated amounts for contractual price escalations and predelivery deposits, will be $455 million for the remainder of 2002, $510 million in 2003, $505 million in 2004, $440 million in 2005, $200 million in 2006 and $190 million in 2007. In addition, we have options to acquire 28 additional aircraft through 2009. Financing has been arranged for two of the remaining 12 aircraft deliveries in 2002. Although we believe that debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot assure you that we will be able to secure financing on terms attractive to us, if at all, which may require us to modify our aircraft acquisition plans.

        We operated a fleet of 24 Airbus A320 aircraft, of which 12 are owned and 12 are leased under operating leases as of March 31, 2002. The average age of the fleet is 13 months.

Other Information

        Stabilization Act.    On April 16, 2002 the Department of Transportation issued additional rules and procedures regarding the final application for the remaining funds to be received under the Air Transportation Safety and System Stabilization Act, or the Stabilization Act. We have not yet submitted our final application and have not reflected any change in compensation under the Stabilization Act due to the uncertainties regarding the DOT's final interpretation under the Act.

        Forward-Looking Information.    This report contains forward-looking statements relating to future events and our future performance including, without limitation, statements regarding financial forecasts or projections, our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes" or similar language. Our actual results and the timing of certain events could differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date of this report. It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter.

        You should understand that many important factors, in addition to those discussed in this report, could cause our results to differ materially from those expressed in the forward-looking statements. These factors, without limitation, the rapidly changing airline industry and regulatory environment following the recent terrorist attacks, future terrorist attacks or fear of such attacks, our limited operating history, our ability to implement our growth strategy, our fixed obligations, our ability to establish lines of credit or obtain financing from third parties, our dependence on the New York market, our ability to renew or replace gate leases, our competitive environment, problems with our aircraft, economic and other conditions in the markets in which we operate, our reliance on third parties and sole suppliers, governmental regulation, our reliance on one type of aircraft and on automated systems, increases in maintenance costs, fuel prices, insurance premiums and purchase prices of aircraft, the loss of key personnel and potential problems with our workforce including work stoppages and seasonal fluctuations in our operating results.

        Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is contained in Item 3. Risk Factors contained in our final prospectus filed with the Securities and Exchange Commission on April 12, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        There have been no material changes in market risk from the information provided in Item 11h. Quantitative and Qualitative Disclosures About Market Risk in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our final prospectus filed with the Securities and Exchange Commission on April 12, 2002. See Note 10 to the unaudited condensed financial statements for additional information.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        In the ordinary course of our business, we are party to various legal actions, which we believe are incidental to the operation of our business. We believe that the outcome of the proceedings to which we are currently a party will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds.

  (a)
  None

  (b)
  None

  (c)
  None

  (d)
  Use of Proceeds

    On April 17, 2002, we consummated the initial public offering of our common stock, $0.01 par value. The managing underwriters were Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Raymond James & Associates, Inc. and UBS Warburg LLC. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended on a Registration Statement (Registration No. 333-82576) that was declared effective by the Securities and Exchange Commission on April 11, 2002. All 6,746,667 shares of common stock registered under the registration statement, including an aggregate of 880,000 shares of common stock covered by an over-allotment option granted to the underwriters, were sold at a price to the public of $27.00 per share. All of the shares of common stock were sold by us and there were no selling stockholders in the offering. The offering did not terminate until after the sale of all of the securities registered on the Registration Statement. The aggregate gross proceeds from the shares of common stock sold by us was $182.2 million. The estimated aggregate net proceeds to us from the offering was approximately $167.9 million after deducting an aggregate of $12.8 million in underwriting discounts and commissions paid to the underwriters and an estimated $1.5 million in other expenses incurred in connection with the offering.

    None of the proceeds from the offering were paid, directly or indirectly, to any of our officers or directors or any of their associates, or to any persons owning ten percent or more of our outstanding common stock or to any of our affiliates. We invested the net proceeds in short-term, investment-grade, interest bearing instruments, pending their use to fund working capital and capital expenditures, including capital expenditures related to the purchase of aircraft.

Item 4. Submission of Matters to a Vote of Security Holders

        In February 2002, our stockholders consented to the taking of the following actions in connection with the initial public offering of our common stock: (1) the conversion of all the then outstanding shares of our preferred stock into common stock on a one-for-one basis effective upon the closing of our initial public offering, (2) the approval and adoption of our Amended and Restated Certificate of Incorporation effective upon the closing of our initial public offering, (3) the approval and adoption of our Amended and Restated Bylaws effective upon the closing of our initial public offering, (4) the ratification of the increase in the size of our board of directors from eight members to ten members and the appointment of David Barger and Ann Rhoades to our board of directors (such increase in board size and appointment of new directors to the board was originally approved by our stockholders in September 2001), (5) the approval of the form of indemnification agreement to be entered into by certain of our officers and directors, (6) the approval and adoption of our 2002 Stock Incentive Plan effective upon the signing of the underwriting agreement for our initial public offering, (7) the approval and adoption of our Crewmember Stock Purchase Plan effective upon the signing of the underwriting agreement for our initial public offering, and (8) the ratification of certain stock option grants to our non-employee directors under our 2002 Stock Incentive Plan.

        All such actions were effected pursuant to an action by written consent of our stockholders in compliance with Section 228 of the Delaware General Corporation Law. A total of 25,106,323 of our outstanding shares of capital stock were voted to approve the above listed matters.

Item 6. Exhibits and Reports on Form 8-K

    (a)
    Exhibits

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of JetBlue Airways Corporation (incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-82576) filed with the Commission on March 19, 2002).
3.2
Amended and Restated Bylaws of JetBlue Airways Corporation (incorporated herein by reference to Exhibit 3.2 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-82576) filed with the Commission on March 19, 2002).
4.1
Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-82576) filed with the Commission on March 19, 2002).
4.2
Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein (incorporated herein by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-82576) filed with the Commission on February 12, 2002).
4.3
Form of Stockholder Rights Agreement (incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-82576) filed with the Commission on March 19, 2002).
4.4
Summary of Rights to Purchase Series A Participating Preferred Stock (incorporated herein by reference to Exhibit 4.4 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-82576) filed with the Commission on April 10, 2002).
10.3
Form of Officer and Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 (File No. 333-82576) filed with the Commission on February 12, 2002).
99.1	Updated Forcasted 2002 Weighted Average Shares Outstanding for Diluted Earnings Per Share.
    (b)
    The Company filed no reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date: April 29, 2002	By:	/s/ HOLLY L. NELSON
Vice President and Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1
Amended and Restated Certificate of Incorporation of JetBlue Airways Corporation (incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-82576) filed with the Commission on March 19, 2002).
3.2
Amended and Restated Bylaws of JetBlue Airways Corporation (incorporated herein by reference to Exhibit 3.2 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-82576) filed with the Commission on March 19, 2002).
4.1
Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-82576) filed with the Commission on March 19, 2002).
4.2
Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein (incorporated herein by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-82576) filed with the Commission on February 12, 2002).
4.3
Form of Stockholder Rights Agreement (incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-82576) filed with the Commission on March 19, 2002).
4.4
Summary of Rights to Purchase Series A Participating Preferred Stock (incorporated herein by reference to Exhibit 4.4 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-82576) filed with the Commission on April 10, 2002).
10.3
Form of Officer and Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 (File No. 333-82576) filed with the Commission on February 12, 2002).
99.1	Updated Forcasted 2002 Weighted Average Shares Outstanding for Diluted Earnings Per Share.

QuickLinks

JetBlue Airways Corporation FORM 10-Q INDEX
  PART I. FINANCIAL INFORMATION Item 1. Financial Statements
JETBLUE AIRWAYS CORPORATION BALANCE SHEETS (In thousands, except share data)
JETBLUE AIRWAYS CORPORATION STATEMENTS OF INCOME (unaudited, in thousands, except per share amounts)
JETBLUE AIRWAYS CORPORATION STATEMENTS OF CASH FLOWS (unaudited, in thousands)
JETBLUE AIRWAYS CORPORATION NOTES TO CONDENSED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds.
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
EXHIBIT INDEX