Form 10-Q
period 2002-06-30
JETBLUE AIRWAYS CORP
filed 2002-07-30
CIK 1158463

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of June 30, 2002, there were 42,045,404 shares of the Registrant's Common Stock, par value $0.01, outstanding.

JetBlue Airways Corporation
FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Balance Sheets — June 30, 2002 and December 31, 2001	2
	Condensed Statements of Income — Three and Six Months Ended June 30, 2002 and 2001	3
	Condensed Statements of Cash Flows — Six Months Ended June 30, 2002 and 2001	4
	Notes to Condensed Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 2.	Changes in Securities and Use of Proceeds	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	16
SIGNATURE
EXHIBIT INDEX

PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements

JETBLUE AIRWAYS CORPORATION

BALANCE SHEETS

(In thousands, except share data)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$269,325	$117,522
Short-term investments	11,397	—
Receivables, less allowance	16,795	20,791
Inventories, less allowance	4,060	2,210
Prepaid expenses and other	8,002	3,742

Total current assets	309,579	144,265
PROPERTY AND EQUIPMENT
Flight equipment	564,095	364,681
Predelivery deposits for flight equipment	140,729	125,010

	704,824	489,691
Less accumulated depreciation	16,820	9,523

	688,004	480,168
Other property and equipment	37,438	29,023
Less accumulated depreciation	6,915	4,313

	30,523	24,710

Total property and equipment	718,527	504,878
OTHER ASSETS	30,337	24,630

TOTAL ASSETS	$1,058,443	$673,773

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$26,436	$24,549
Air traffic liability	75,074	51,566
Accrued salaries, wages and benefits	21,746	18,265
Other accrued liabilities	12,323	15,980
Short-term borrowings	23,922	28,781
Current maturities of long-term debt	51,928	54,985

Total current liabilities	211,429	194,126
LONG-TERM DEBT	437,203	290,665
DEFERRED CREDITS AND OTHER LIABILITIES	32,520	10,708
CONVERTIBLE REDEEMABLE PREFERRED STOCK	—	210,441
COMMON STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 42,045,404 and 4,363,967 shares issued and outstanding in 2002 and 2001, respectively	420	44
Additional paid-in capital	399,033	3,889
Accumulated deficit	(11,526)	(33,117)
Unearned compensation	(10,636)	(2,983)

Total common stockholders' equity (deficit)	377,291	(32,167)

TOTAL LIABILITIES AND COMMON STOCKHOLDERS' EQUITY (DEFICIT)	$1,058,443	$673,773

See accompanying notes to condensed financial statements.

JETBLUE AIRWAYS CORPORATION

STATEMENTS OF INCOME

(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
OPERATING REVENUES
Passenger	$144,295	$76,156	$273,386	$138,117
Other	5,008	2,242	9,286	4,131

Total operating revenues	149,303	78,398	282,672	142,248
OPERATING EXPENSES
Salaries, wages and benefits	37,622	18,863	71,183	34,780
Aircraft fuel	16,983	10,530	29,967	19,062
Aircraft rent	10,298	8,127	19,789	13,737
Sales and marketing	11,785	6,408	21,635	12,099
Landing fees and other rents	9,681	6,494	19,620	12,233
Depreciation and amortization	5,695	2,281	10,407	4,411
Maintenance materials and repairs	1,506	803	3,411	1,497
Other operating expenses	28,026	13,854	55,575	25,853

Total operating expenses	121,596	67,360	231,587	123,672

OPERATING INCOME	27,707	11,038	51,085	18,576
OTHER INCOME (EXPENSE)
Interest expense	(4,725)	(3,376)	(8,912)	(7,003)
Capitalized interest	1,435	2,420	2,732	4,483
Interest income and other	617	579	2,419	1,354

Total other income (expense)	(2,673)	(377)	(3,761)	(1,166)

INCOME BEFORE INCOME TAXES	25,034	10,661	47,324	17,410
Income tax expense	10,448	—	19,734	—

NET INCOME	14,586	10,661	27,590	17,410
Preferred stock dividends	(944)	(4,020)	(5,955)	(7,944)

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$13,642	$6,641	$21,635	$9,466

EARNINGS PER COMMON SHARE:
Basic	$0.40	$3.36	$1.18	$4.80

Diluted	$0.33	$0.33	$0.67	$0.54

See accompanying notes to condensed financial statements.

JETBLUE AIRWAYS CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,590	$17,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,407	4,411
Deferred income taxes	19,734	—
Changes in certain operating assets and liabilities	22,653	2,717
Other, net	5,367	2,154

Net cash provided by operating activities	85,751	26,692
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(200,391)	(20,299)
Predelivery deposits for flight equipment, net	(64,635)	(33,253)
Purchases of short-term investments	(11,362)	—
Increase in security deposits	(2,636)	(4,133)

Net cash used in investing activities	(279,024)	(57,685)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	167,989	15
Proceeds from issuance of long-term debt	178,000	12,000
Proceeds from issuance of convertible redeemable preferred stock	377	176
Proceeds from short-term borrowings	10,840	11,026
Proceeds from aircraft sale and leaseback transactions	38,500	—
Repayment of long-term debt	(34,519)	(9,580)
Repayment of short-term borrowings	(15,699)	—
Other, net	(412)	(212)

Net cash provided by financing activities	345,076	13,425

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	151,803	(17,568)
Cash and cash equivalents at beginning of period	117,522	34,403

Cash and cash equivalents at end of period	$269,325	$16,835

See accompanying notes to condensed financial statements.

JETBLUE AIRWAYS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

        These condensed financial statements are unaudited and have been prepared by us following the rules and regulations of the United States Securities and Exchange Commission and, in our opinion, reflect all adjustments, consisting of normal recurring items which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations; however, we believe that the disclosures are adequate to make the information presented not misleading. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year. These condensed financial statements and related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001, which were included as part of the Company's registration statement on Form S-1 (Registration No. 333-82576), as declared effective by the Securities and Exchange Commission on April 11, 2002 and in its final prospectus filed on April 12, 2002.

Note 2—Income Taxes

        Income tax expense is based on estimated annual effective tax rates, which differ from the federal statutory rate of 35% primarily due to state income taxes, nondeductible expenses and stock option compensation, and for the three and six months ended June 30, 2001, the reduction of the deferred tax asset valuation allowance.

        During 2001, we recognized the benefit from the future use of operating loss carryforwards and other deferred tax assets because our evaluation of all the available evidence in assessing the realizability of the tax benefits of such deferred tax assets indicated that it is more likely than not that such deferred tax assets would be realized.

Note 3—Long-term Debt

        During the six months ended June 30, 2002, we issued $178 million in floating rate equipment notes due through 2014 which adjust quarterly and semi-annually based on the London Interbank Offered Rate. At June 30, 2002, the weighted average interest rate of our long-term debt was 3.93%, and maturities are $31.5 million for the remainder of 2002, $38.0 million in 2003, $34.0 million in 2004, $35.6 million in 2005, $34.4 million in 2006 and $33.8 million in 2007. Non-cash predelivery financing obtained in connection with the acquisition of new aircraft was zero and $18.1 million for the six months ended June 30, 2002 and 2001, respectively.

Note 4—Comprehensive Income

        Comprehensive income for the three and six months ended June 30, 2002 and 2001 consisted solely of our net income as there were no other comprehensive income (loss) components.

Note 5—Employee Retirement Plan

        Company contributions expensed under our 401(k) defined contribution and profit sharing plan for the three months ended June 30, 2002 and 2001 totaled $5.0 million and $2.1 million, respectively. For the six months ended June 30, 2002 and 2001, contributions expensed under the plan totaled $9.4 million and $3.7 million, respectively.

Note 6—Earnings Per Share

        The following table shows how we computed basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands, except share data)
Numerator:
Net income applicable to common stockholders for basic earnings per share	$13,642	$6,641	$21,635	$9,466
Effect of dilutive securities:
Preferred stock dividends	944	4,020	5,955	7,944

Net income applicable to common stockholders after assumed conversions for diluted earnings per share	$14,586	$10,661	$27,590	$17,410

Denominator:
Weighted-average shares outstanding for basic earnings per share	33,787,947	1,976,502	18,385,092	1,974,131
Effect of dilutive securities:
Convertible preferred stock	5,396,442	26,638,676	17,974,474	26,638,676
Unvested common stock	1,574,719	2,369,100	1,572,472	2,369,100
Employee stock options	3,576,814	1,817,206	3,412,111	1,526,608

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	44,335,922	32,801,484	41,344,149	32,508,515

Note 7—Commitments

        At June 30, 2002, our firm aircraft orders consist of 57 Airbus A320 aircraft scheduled for delivery through 2007. Committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $325 million for the remainder of 2002, $510 million in 2003, $505 million in 2004, $440 million in 2005, $200 million in 2006 and $190 million in 2007. In addition, we have options to purchase 28 additional aircraft scheduled for delivery from 2004 through 2009. Financing has been arranged for all of the remaining nine 2002 deliveries and the first five of the 13 deliveries scheduled for 2003.

Note 8—Initial Public Offering

        On April 17, 2002, we raised $182.2 million from an initial public offering of 6,746,667 shares of our common stock at a price to the public of $27.00 per share, all of which shares were issued and sold by us. Upon the closing of the initial public offering, all issued and outstanding shares of Series A Preferred Stock and Series B Preferred Stock were converted into 30,692,125 shares of common stock. The net proceeds received by the Company upon the consummation of such offering were $169.4 million, after deducting underwriting discounts and commissions. Pending specific application, they were invested in short-term, investment-grade, interest-bearing instruments. Total offering expenses were $2.0 million.

        In conjunction with the initial public offering of our common stock, the authorized shares of our capital stock were increased to 500,000,000 shares of common stock and 25,000,000 shares of preferred stock. In addition, the stockholder rights plan, our employee stock purchase plan and the 2002 Stock Incentive Plan all became effective. See Note 15 to the financial statements included in our final prospectus filed with the Securities and Exchange Commission on April 12, 2002 for additional information.

Note 9—Stock Options

        Certain options granted during 2001 and 2002 have exercise prices that are less than their deemed market value. Unearned compensation expense associated with these transactions is being amortized over the vesting periods of five or seven years and will be $926,000 for the remainder of 2002, $1,853,000 per year in 2003 through 2005, $1,784,000 in 2006, $1,251,000 in 2007 and $1,114,000 in 2008. Amortization of such deferred compensation amounted to $463,100 and zero during the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, amortization of deferred compensation was $838,700 and zero, respectively.

Note 10—Financial Instruments and Risk Management

        We include gains and losses from changes in the value of our crude oil option contracts in interest income and other. Losses of $443,700 for the three months ended June 30, 2002 and gains of $857,800 for the six months ended June 30, 2002 have been recorded. These gains could reverse in future months as the contracts expire. As of June 30, 2002, we had hedged approximately 35 percent of our remaining 2002 fuel needs.

        The Company determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The $11.4 million in short-term investments purchased during the second quarter of 2002 are classified as held-to-maturity securities and are stated at amortized cost.

Note 11—Loyalty Program

        Our customer loyalty program, "TrueBlue" was launched in June 2002. We record a liability for the estimated incremental cost of providing free travel awards as points are earned.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended June 30, 2002 and 2001

        Our net income for the three months ended June 30, 2002 increased to $14.6 million from $10.7 million for the three months ended June 30, 2001. We had operating income of $27.7 million for the second quarter of 2002 compared to operating income of $11.0 million in 2001. Diluted earnings per share was $0.33 for the second quarter of both 2002 and 2001. For the three months ended June 30, 2001, our effective tax rate was zero due to the reduction of our deferred tax asset valuation allowance compared to 41.7% in 2002. Additionally, the second quarter 2002 earnings per share reflects an increase in the number of weighted average shares outstanding compared to 2001 as a result of our capital raising efforts, including our initial public offering in April 2002.

        Our operating margin for the three months ended June 30, 2002 was a record 18.6% compared to 14.1% for the same period in 2001. Our second quarter operating margin was better than expected primarily due to stronger passengers loads and higher than anticipated demand in the new markets we initiated during the quarter which included twice-daily non-stop service from Dulles International Airport to both Long Beach and Oakland, California and three daily round-trip flights from at New York's John F. Kennedy International Airport, or JFK, to San Juan, Puerto Rico.

        Operating Revenues.    Operating revenues increased 90.4%, or $70.9 million, primarily due to an increase in passenger revenues. Increased passengers resulting from a 59.3% increase in departures and a 4.3 point increase in load factor, or $85.4 million, partially offset by a 10.7% decrease in yield, or $17.3 million, drove the increase in passenger revenue of $68.1 million for the three months ended June 30, 2002. Other revenue increased 123%, or $2.8 million, primarily due to increased change fees of $1.4 million resulting from more passengers.

        Operating Expenses.    Operating expenses increased 80.5%, or $54.2 million, due to an average of 11.5 additional aircraft, which provided us with higher capacity. Operating capacity increased 101% to 1.93 billion available seat miles and an increase in transcontinental flights over 2001 resulted in a 26.2 percent increase in average stage length.

        Operating expenses per available seat mile decreased 10.3% to 6.29 cents. In detail, operating costs per available seat mile were:

	Three Months Ended June 30,
			Percent Change
	2002	2001
Operating expenses:
Salaries, wages and benefits	1.95	1.96	(.3)%
Aircraft fuel	.88	1.10	(19.8)
Aircraft rent	.53	.85	(37.0)
Sales and marketing	.61	.67	(8.6)
Landing fees and other rents	.50	.67	(27.4)
Depreciation and amortization	.29	.24	19.9
Maintenance materials and repairs	.08	.08	—
Other operating expenses	1.45	1.44	.6

Total operating expenses	6.29	7.01	(10.3)%

        Salaries, wages and benefits increased 99.4%, or $18.8 million, due to an increase in average full-time equivalent employees of 83.2%, higher wage rates and a $2.5 million higher provision for our profit sharing plan in 2002 compared to 2001. Cost per available seat mile decreased .3% as a result of higher capacity.

        Aircraft fuel expense increased 61.3%, or $6.5 million, due to 12.0 million more gallons of aircraft fuel consumed resulting in $10.0 million of additional fuel expense offset by a 17.2% decrease in average fuel cost per gallon, or $3.5 million. Cost per available seat mile decreased 19.8% primarily due to the decrease in average fuel cost per gallon.

        Aircraft rent increased 26.7%, or $2.2 million, primarily due to having three more average aircraft under operating leases during the three months ended June 30, 2002 compared to 2001. Cost per available seat mile decreased 37.0% due to a lower percentage of the aircraft fleet being leased.

        Sales and marketing expense increased 83.9%, or $5.4 million, due to increased advertising and higher credit card fees resulting from increased passenger revenues. On a cost per available seat mile basis, sales and marketing expense decreased 8.6% due to the increase in available seat miles and lower commissions due to elimination of travel agency commissions in April 2002. We booked the majority of our reservations through a combination of our website (61.3% in 2002) and our own reservation agents (35.0% in 2002).

        Landing fees and other rents increased 49.1%, or $3.2 million, due to a 59.3% increase in departures. Cost per available seat mile decreased 27.4% due to higher capacity and an increase in average stage length.

        Depreciation and amortization increased 150%, or $3.4 million, due to eight more average aircraft owned in the three months ended June 30, 2002 compared to 2001 and higher levels of aircraft spare parts. Cost per available seat mile increased 19.9% due to a higher percentage of the aircraft fleet being owned.

        Maintenance materials and repairs increased 87.5%, or $.7 million, due to 11.5 more average aircraft in 2002 compared to 2001. The cost per available seat mile was unchanged due to higher capacity offset by the completion of three airframe checks in 2002 compared to one in 2001.

        Other operating expenses increased 102.3%, or $14.2 million. Higher variable costs associated with increased capacity and number of passengers served, along with increased insurance costs as a result of the September 2001 terrorist attacks and operating costs for Terminal 6 at JFK, which we now lease directly from the Port Authority of New York and New Jersey, or PANYNJ, were the primary reasons for the increase. Cost per available seat mile only increased .6%.

        Other Income (Expense).    Interest expense increased 40%, or $1.3 million, due to the debt financing of eight additional aircraft and increased borrowings related to predelivery deposits on aircraft resulting in $2.2 million of additional interest expense, offset by lower interest rates resulting in $.9 million less interest expense. Capitalized interest decreased 40.7%, or $1.0 million, primarily due to lower interest rates. During 2001, we implemented a fuel hedging program under which we entered into crude oil option contracts that partially protect us against significant increases in fuel prices. Hedging activities resulted in a $443,700 loss for the three months ended June 30, 2002 due to the reversal of unrealized gains, which was offset by higher interest income.

Six Months Ended June 30, 2002 and 2001

        Our net income for the six months ended June 30, 2002 increased to $27.6 million from $17.4 million for the six months ended June 30, 2001. We had operating income of $51.1 million and an operating margin of 18.1% for the first six months of 2002 compared to operating income of $18.6 million and an operating margin of 13.1% in 2001. Diluted earnings per share was $0.67 and $0.54 for the six months ended June 30, 2002 and 2001, respectively. For the six months ended June 30,

2001, our effective tax rate was zero due to the reduction of our deferred tax asset valuation allowance compared to 41.7% for 2002.

        Operating Revenues.    Operating revenues increased 98.7%, or $140.4 million, primarily due to an increase in passenger revenues. Increased passengers resulting from a 68.1% increase in departures and a 2.5 point increase in load factor, or $158 million, partially offset by a 7.7% decrease in yield, or $22.7 million, drove the increase in passenger revenue of $135.3 million for the six months ended June 30, 2002. Other revenue increased 125%, or $5.2 million, primarily due to increased change fees of $2.8 million resulting from more passengers and concession sales from Terminal 6 at JFK of $.8 million.

        Operating Expenses.    Operating expenses increased 87.3%, or $107.9 million, due to an average of 11.6 additional aircraft, which provided us with higher capacity. Operating capacity increased 108% to 3.55 billion available seat miles due to scheduled capacity increases and an increase in transcontinental flights over 2001 partially offset by 1.1% lower aircraft utilization.

        Operating expenses per available seat mile decreased 9.9% to 6.53 cents. In detail, operating costs per available seat mile were:

	Six Months Ended June 30,
			Percent Change
	2002	2001
Operating expenses:
Salaries, wages and benefits	2.01	2.04	(1.5)%
Aircraft fuel	.84	1.12	(24.4)
Aircraft rent	.56	.80	(30.7)
Sales and marketing	.61	.71	(14.0)
Landing fees and other rents	.55	.72	(24.2)
Depreciation and amortization	.29	.26	13.5
Maintenance materials and repairs	.10	.09	9.7
Other operating expenses	1.57	1.51	4.1

Total operating expenses	6.53	7.25	(9.9)%

        Salaries, wages and benefits increased 105%, or $36.4 million, due to an increase in average full-time equivalent employees of 87.8%, higher wage rates and a $5.1 million higher provision for our profit sharing plan in 2002 compared to 2001. Cost per available seat mile decreased 1.5% as a result of higher capacity.

        Aircraft fuel expense increased 57.2%, or $10.9 million, due to 23.0 million more gallons of aircraft fuel consumed resulting in $19.4 million of additional fuel expense offset by a 22.2% decrease in average fuel cost per gallon, or $8.5 million. Cost per available seat mile decreased 24.4% primarily due to the decrease in average fuel cost per gallon.

        Aircraft rent increased 44.1%, or $6.1 million, primarily due to having four more average aircraft under operating leases during the six months ended June 30, 2002 compared to 2001. Cost per available seat mile decreased 30.7% due to a lower percentage of the aircraft fleet being leased.

        Sales and marketing expense increased 78.8%, or $9.5 million, due to increased advertising and higher credit card fees resulting from increased passenger revenues. On a cost per available seat mile basis, sales and marketing expense decreased 14.0% due to the increase in available seat miles. We booked the majority of our reservations through a combination of our website (58.3% in 2002) and our own reservation agents (37.0% in 2002). On April 24, 2002, we announced the elimination of travel agency commissions which will reduce our sales and marketing expense in the future.

        Landing fees and other rents increased 60.4%, or $7.4 million, due to a 68.1% increase in departures. Cost per available seat mile decreased 24.2% due to higher capacity and an increase in average stage length.

        Depreciation and amortization increased 136%, or $6.0 million, due to seven more average aircraft owned in the six months ended June 30, 2002 compared to 2001 and higher levels of aircraft spare parts. Cost per available seat mile increased 13.5%, and is anticipated to further increase in 2002 as six of our nine remaining aircraft deliveries for 2002 will be owned and financed.

        Maintenance materials and repairs increased 128%, or $1.9 million, due to 11.6 more average aircraft and more scheduled airframe checks in 2002 compared to 2001. The cost per available seat mile increased 9.7% due to the completion of six airframe checks in the six months ended June 30, 2002 compared to one in the six months ended June 30, 2001.

        Other operating expenses increased 115%, or $29.7 million. Higher variable costs associated with increased capacity and number of passengers served, along with increased insurance as a result of the September 2001 terrorist attacks and operating costs for Terminal 6 at JFK, which we now lease directly from PANYNJ, were the primary reasons for the increase. Cost per available seat mile increased 4.1%.

        Other Income (Expense).    Interest expense increased 27.3%, or $1.9 million, due to the debt financing of 10 additional aircraft and increased borrowings related to predelivery deposits on aircraft resulting in $3.7 million of additional interest expense, offset by lower interest rates resulting in $1.8 million less interest expense. Capitalized interest decreased 39.1%, or $1.8 million, primarily due to lower interest rates. During 2001, we implemented a fuel hedging program under which we entered into crude oil option contracts that partially protect us against significant increases in fuel prices. Hedging activities resulted in an $857,800 gain for the six months ended June 30, 2002, which could reverse in future months as the contracts expire.

        The following table sets forth our operating statistics for the three and six months ended June 30, 2002 and 2001:

	Three Months Ended June 30,				Six Months Ended June 30,
			Percent Change				Percent Change
	2002	2001			2002	2001
Revenue passengers	1,332,906	753,937	76.8		2,513,823	1,398,356	79.8
Revenue passenger miles (000)	1,625,536	766,350	112.1		2,929,811	1,366,693	114.4
Available seat miles (000)	1,932,113	960,744	101.1		3,546,783	1,706,596	107.8
Load factor	84.1%	79.8%	4.3	pts.	82.6%	80.1%	2.5	pts.
Breakeven load factor	70.9%	70.6%	0.3	pts.	70.0%	71.7%	(1.7)	pts.
Aircraft utilization (hours per day)	13.3	13.2	1.0		13.0	13.2	(1.1)
Average fare	$108.26	$101.01	7.2		$108.75	$98.77	10.1
Yield per passenger mile (cents)	8.88	9.94	(10.7)		9.33	10.11	(7.7)
Passenger revenue per available seat mile (cents)	7.47	7.93	(5.8)		7.71	8.09	(4.7)
Operating revenue per available seat mile (cents)	7.73	8.16	(5.3)		7.97	8.34	(4.4)
Operating expense per available seat mile (cents)	6.29	7.01	(10.3)		6.53	7.25	(9.9)
Departures	10,090	6,332	59.3		19,529	11,615	68.1
Average stage length (miles)	1,182	937	26.2		1,121	907	23.6
Average number of operating aircraft during period	24.6	13.1	87.8		23.4	11.8	98.3
Average fuel cost per gallon (cents)	68.92	83.24	(17.2)		65.75	84.47	(22.2)
Fuel gallons consumed (000)	24,641	12,649	94.8		45,575	22,566	102.0
Percent of sales through jetblue.com during period	61.3%	39.4%	21.9	pts.	58.3%	38.5%	19.8	pts.
Full-time equivalent employees at period end					2,864	1,587	80.5

Liquidity and Capital Resources

        At June 30, 2002, we had cash and cash equivalents of $269.3 million, compared to $16.8 million at June 30, 2001. Cash flows from operating activities were $85.8 million for the six months ended June 30, 2002 compared to $26.7 million for the six months ended June 30, 2001. The increase in operating cash flows was primarily due to the growth of our business. In addition, as a result of our meeting certain financial targets, the amount of cash withheld by our credit card processor was reduced to zero during the second quarter of 2002. We rely primarily on operating cash flows to provide working capital. We presently have no lines of credit other than a short-term borrowing facility for certain aircraft predelivery deposits.

        Investing activities.    Investing activities for the six months ended June 30, 2002 consisted of the acquisition of six Airbus A320 aircraft and one spare engine, predelivery deposits for ordered aircraft, the purchase of held-to-maturity investments, security deposits for facilities, facilities improvements, ground equipment purchases, and spare parts purchases, aggregating $279 million.

        Investing activities for the six months ended June 30, 2001 consisted of predelivery deposits for ordered aircraft and spare engines, security deposits for leased aircraft, facilities improvements, ground equipment purchases and spare parts purchases.

        Financing activities.    Financing activities for the six months ended June 30, 2002 consisted of (i) the incurrence of $178 million of 10- to 12- year floating rate equipment notes issued to various European banks secured by five aircraft and a 5-year floating rate equipment note secured by a spare engine, (ii) the sale and leaseback over 18 years of one aircraft for $38.5 million financed by a Japanese institution, (iii) the repayment of debt of $34.5 million, and (iv) the completion on April 17, 2002 of our initial public offering of 6,746,667 shares of our common stock for net proceeds of $167.4 million. We invested the net proceeds in short-term, investment-grade, interest bearing instruments, pending their use to fund working capital and capital expenditures, including capital expenditures related to the purchase of aircraft. As of October 9, 2002, approximately 33 million shares of our common stock will be freely tradable subject to the restrictions of Rule 144 as the lock-up agreements expire with the underwriters of our initial public offering.

        Financing activities for the six months ended June 30, 2001 consisted of the issuance of a $12.0 million 5-year floating rate equipment note secured by two spare engines, short-term borrowings and the repayment of long-term debt.

        Commitments.    At June 30, 2002, maturities of long-term debt were $31.5 million for the remainder of 2002, $38.0 million in 2003, $34.0 million in 2004, $35.6 million in 2005, $34.4 million in 2006 and $33.8 million in 2007. In addition, at June 30, 2002, we were in compliance with the covenants of all of our debt and lease agreements.

        At June 30, 2002, our firm aircraft orders consist of 57 Airbus A320 aircraft scheduled for delivery as follows: nine during the remaining six months of 2002, 13 in 2003, 13 in 2004, 12 in 2005 and five each year in 2006 and 2007. Committed expenditures for these aircraft, including estimated amounts for contractual price escalations and predelivery deposits, will be $325 million for the remainder of 2002, $510 million in 2003, $505 million in 2004, $440 million in 2005, $200 million in 2006 and $190 million in 2007. In addition, we have options to acquire 28 additional aircraft through 2009. Financing has been arranged for all of the remaining nine aircraft deliveries in 2002 and the first five deliveries scheduled for 2003, of which seven will be financed under mortgages and seven will be financed under operating leases. Although we believe that debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot assure you that we will be able to secure financing on terms attractive to us, if at all, which may require us to modify our aircraft acquisition plans.

        We operated a fleet of 26 Airbus A320 aircraft, of which 13 are owned and 13 are leased under operating leases as of June 30, 2002. We had also taken delivery of one owned aircraft in June that began scheduled service in July 2002. The average age of the fleet was 15 months.

        In June 2002, the PANYNJ approved a long-term lease through November 2006 with us for use of Terminal 6 and the adjoining ramp area at JFK. As a result of the lease, landing fees and other rents will increase $4.8 million per year and we continue to be responsible for the operating and maintenance costs of the terminal.

        We also have $11.8 million of restricted cash pledged under standby letters of credit related to leases which expire at the end of the related lease terms.

Other Information

        Stabilization Act.    On June 25, 2002, we received $1.98 million as the third installment of compensation under the Air Transportation Safety and System Stabilization Act, or the Stabilization Act. Based on the DOT's review of our final application which was submitted on May 15, 2002, we expect that we will receive the remaining compensation by September 30, 2002 that we had recorded as a receivable. We have not reflected any change in compensation under the Stabilization Act due to the uncertainties regarding the Department of Transportation's, or DOT's, final interpretation under the Act.

        Aviation Insurance.    As part of the Stabilization Act, the U.S. government has provided excess war risk coverage to the airline industry with a third party liability policy to cover losses to persons other than employees or passengers generally for renewable 60-day periods, currently in effect until August 17, 2002. We cannot predict whether the government will continue to renew this insurance or how much our premiums would increase if alternative insurance carriers were to provide this coverage.

        Outlook.    We expect our capacity to be up approximately 95 to 97 percent in the third quarter of 2002 compared to third quarter of 2001 and up approximately 77 to 79 percent in the fourth quarter of 2002 compared to the same period in 2001. Average stage length is projected at 1,223 and 1,100 for the third and fourth quarter of 2002, respectively. Our forecasted weighted average shares outstanding for diluted earnings per share are 45.6 million for the third quarter, 45.9 million for the fourth quarter and 43.6 million for year-to-date 2002.

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

        You should understand that many important factors, in addition to those discussed in this report, could cause our results to differ materially from those expressed in the forward-looking statements. These factors include, without limitation, the continually changing airline industry and regulatory environment following the recent terrorist attacks and threats, future terrorist attacks or fear of such attacks, our limited operating history, our ability to implement our growth strategy, our fixed obligations, our ability to implement our growth strategy, our ability to establish lines of credit or obtain financing from third parties, our dependence on the New York market, our ability to renew or replace gate leases, our competitive environment, problems with our aircraft, economic and other conditions in the markets in which we operate, our reliance on third parties and sole suppliers, governmental regulation, our reliance on one type of aircraft and on automated systems, increases in maintenance costs, fuel prices, insurance premiums and purchase prices of aircraft, the loss of key personnel and potential problems with our workforce including work stoppages and seasonal fluctuations in our operating results.

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

Item 2.    Changes in Securities and Use of Proceeds.

    (a)
    None

    (b)
    None

    (c)
    None

          (d)  On April 17, 2002, we consummated the initial public offering of 6,746,667 shares of our common stock, $0.01 par value. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended on a Registration Statement (Registration No. 333-82576) that was declared effective by the Securities and Exchange Commission on April 11, 2002. The net proceeds to us from the offering were $167.4 million after deducting discounts and commissions paid to the underwriters and other expenses incurred in connection with the offering. From April 17, 2002 to June 30, 2002, we invested such net offering proceeds in short-term, investment-grade, interest-bearing instruments.

Item 5.    Other Information

Director Resignation

        On April 30, 2002, David Ferguson resigned from our board of directors. Mr. Ferguson was also the Chairman of the audit committee. Mr. Ferguson's resignation was not due to any disagreement with us on any matter relating to our operations, policies or practices. Neal Moszkowski and Joel Peterson continue to serve on the audit committee and Mr. Moszkowski is the new Chairman of the audit committee. Pursuant to our request, the Listing Qualifications of The Nasdaq National Market, Inc. granted us a grace period until August 12, 2002, to comply with the National Association of Securities Dealer's Marketplace Rules 4350(c) and 4350(d)(2) which require us to have at least three independent directors on our audit committee. We are currently evaluating eligible candidates to fill the vacancy on our audit committee created by Mr. Ferguson's resignation.

Customer Loyalty Program

        On June 18, 2002, we announced, "TrueBlue", our customer loyalty program. Under TrueBlue, customers that participate in the program earn points for each one-way flight with us. The number of points awarded per flight depends on the length of the flight and points are automatically doubled when flights are booked via our website through December 31, 2002. TrueBlue program participants are awarded a free round-trip flight upon accumulating 100 points. Customers who wish to participate in the TrueBlue program may visit our website at www.jetblue.com to enroll.

        Attached hereto and incorporated by reference in its entirety as Exhibit 99.1 is a copy of the press release, dated June 18, 2002, announcing the TrueBlue customer loyalty program.

Item 6.    Exhibits and Reports on Form 8-K

              (a)    Exhibits

Exhibit Number	Description
10.1	Amendment No. 12 to Airbus A320 Purchase Agreement, dated as of April 20, 1999, between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated April 19, 2002.
10.2	Side Letter No. 10 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated April 25, 2002.
99.1	Press Release, dated June 18, 2002, issued by JetBlue Airways Corporation.

              (b)    The Company filed no reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION (Registrant)
Date: July 30, 2002	By:	/s/ HOLLY L. NELSON Vice President and Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
10.1	Amendment No. 12 to Airbus A320 Purchase Agreement, dated as of April 20, 1999, between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated April 19, 2002.
10.2	Side Letter No. 10 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated April 25, 2002.
99.1	Press Release, dated June 18, 2002, issued by JetBlue Airways Corporation.

QuickLinks

INDEX
  PART 1. FINANCIAL INFORMATION
  Item 1. Financial Statements
BALANCE SHEETS
STATEMENTS OF INCOME
STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds.
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
  SIGNATURE
EXHIBIT INDEX