Form 10-Q/A
period 2002-06-30
JETBLUE AIRWAYS CORP
filed 2002-08-06
CIK 1158463

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number: 000-49728

JETBLUE AIRWAYS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	87-0617894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
80-02 Kew Gardens Road, Kew Gardens, New York	11415
(Address of principal executive offices)	(Zip Code)

(718) 286-7902
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

        As of June 30, 2002, there were 42,045,404 shares of the Registrant's Common Stock, par value $0.01, outstanding.

EXPLANATORY NOTE

        This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2002 is being filed solely to include as Exhibit 99.2 the certification required by Section 906 of the Sarbanes-Oxley Act of 2002, which became effective on July 30, 2002. No other revisions have been made to the Registrant's Quarterly Report on Form 10-Q filed on July 30, 2002.

PART II. OTHER INFORMATION

Item 5. Other Information

        The Chief Executive Officer and Chief Financial Officer of JetBlue Airways Corporation have certified that the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 originally filed on July 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of JetBlue Airways Corporation.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit Number	Description
99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION (Registrant)
Date: August 6, 2002	By:	/s/ HOLLY L. NELSON Vice President and Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

  PART II. OTHER INFORMATION
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
EXHIBIT INDEX