Form 10-Q
period 2002-09-30
JETBLUE AIRWAYS CORP
filed 2002-11-12
CIK 1158463

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

        As of October 31, 2002, there were 42,333,032 shares of the Registrant's Common Stock, par value $0.01, outstanding.

JetBlue Airways Corporation
FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JETBLUE AIRWAYS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$207,758	$117,522
Short-term investments	12,540	—
Receivables, less allowance	10,910	20,791
Inventories, less allowance	4,684	2,210
Prepaid expenses and other	10,936	3,742

Total current assets	246,828	144,265
PROPERTY AND EQUIPMENT
Flight equipment	708,495	364,681
Predelivery deposits for flight equipment	135,768	125,010

	844,263	489,691
Less accumulated depreciation	21,804	9,523

	822,459	480,168
Other property and equipment	44,857	29,023
Less accumulated depreciation	8,411	4,313

	36,446	24,710

Total property and equipment	858,905	504,878
PURCHASED TECHNOLOGY	64,475	3,500
OTHER ASSETS	32,300	21,130

TOTAL ASSETS	$1,202,508	$673,773

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$35,318	$24,549
Air traffic liability	88,150	51,566
Accrued salaries, wages and benefits	30,316	18,265
Other accrued liabilities	14,912	15,980
Short-term borrowings	24,202	28,781
Current maturities of long-term debt	51,830	54,985

Total current liabilities	244,728	194,126
LONG-TERM DEBT	523,814	290,665
DEFERRED CREDITS AND OTHER LIABILITIES	41,844	10,708
CONVERTIBLE REDEEMABLE PREFERRED STOCK	—	210,441
COMMON STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 42,129,947 and 4,363,967 shares issued and outstanding in 2002 and 2001, respectively	421	44
Additional paid-in capital	401,245	3,889
Retained earnings (accumulated deficit)	629	(33,117)
Unearned compensation	(10,173)	(2,983)

Total common stockholders' equity (deficit)	392,122	(32,167)

TOTAL LIABILITIES AND COMMON STOCKHOLDERS' EQUITY (DEFICIT)	$1,202,508	$673,773

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
OPERATING REVENUES
Passenger	$160,239	$80,274	$433,625	$218,391
Other	5,022	2,334	14,308	6,465

Total operating revenues	165,261	82,608	447,933	224,856
OPERATING EXPENSES
Salaries, wages and benefits	41,747	21,680	112,930	56,460
Aircraft fuel	21,170	11,896	51,137	30,958
Aircraft rent	10,061	9,310	29,850	23,047
Sales and marketing	11,795	7,460	33,430	19,559
Landing fees and other rents	11,865	7,518	31,485	19,751
Depreciation and amortization	6,926	2,725	17,333	7,136
Maintenance materials and repairs	2,733	1,648	6,144	3,145
Other operating expenses	36,503	16,155	92,078	42,008

Total operating expenses	142,800	78,392	374,387	202,064

OPERATING INCOME	22,461	4,216	73,546	22,792
OTHER INCOME (EXPENSE)
Interest expense	(5,738)	(3,165)	(14,650)	(10,168)
Capitalized interest	1,415	2,037	4,147	6,520
Interest income and other	1,943	288	4,362	1,642
Airline Stabilization Act compensation	407	6,696	407	6,696

Total other income (expense)	(1,973)	5,856	(5,734)	4,690

INCOME BEFORE INCOME TAXES	20,488	10,072	67,812	27,482
Income tax expense	8,333	—	28,067	—

NET INCOME	12,155	10,072	39,745	27,482
Preferred stock dividends	—	(4,145)	(5,955)	(12,089)

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$12,155	$5,927	$33,790	$15,393

EARNINGS PER COMMON SHARE:
Basic	$0.30	$2.88	$1.31	$7.69

Diluted	$0.27	$0.30	$0.93	$0.84

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$39,745	$27,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,333	7,136
Deferred income taxes	28,067	—
Changes in certain operating assets and liabilities	51,328	16,184
Other, net	8,107	5,559

Net cash provided by operating activities	144,580	56,361
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(337,103)	(141,683)
Predelivery deposits for flight equipment, net	(88,454)	(48,895)
Acquisition of LiveTV, LLC, net of cash acquired	(80,471)	—
Purchases of short-term investments	(11,395)	—
Increase in security deposits	(3,419)	(1,781)

Net cash used in investing activities	(520,842)	(192,359)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	168,243	25
Proceeds from issuance of long-term debt	280,000	80,000
Proceeds from issuance of convertible redeemable preferred stock	377	176
Proceeds from short-term borrowings	18,969	20,931
Proceeds from aircraft sale and leaseback transactions	75,000	72,000
Repayment of long-term debt	(50,006)	(23,152)
Repayment of short-term borrowings	(23,548)	(10,092)
Other, net	(2,537)	(660)

Net cash provided by financing activities	466,498	139,228

INCREASE IN CASH AND CASH EQUIVALENTS	90,236	3,230
Cash and cash equivalents at beginning of period	117,522	34,403

Cash and cash equivalents at end of period	$207,758	$37,633

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

        Our consolidated financial statements include the accounts of JetBlue Airways Corporation ("JetBlue") and our wholly owned subsidiary, LiveTV, LLC ("LiveTV"), collectively "we" or the "Company". We have eliminated all intercompany transactions and balances in our condensed consolidated financial statements. LiveTV's results of operations are included from the date of acquisition. Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001, which were included as part of the Company's registration statement on Form S-1 (Registration No. 333-82576), as declared effective by the Securities and Exchange Commission on April 11, 2002 and in its final prospectus filed on April 12, 2002.

        These condensed consolidated financial statements are unaudited and have been prepared by us following the rules and regulations of the United States Securities and Exchange Commission and, in our opinion, reflect all adjustments consisting of normal recurring items which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations; however, we believe that the disclosures are adequate to make the information presented not misleading. Operating results for the period presented herein are not necessarily indicative of the results that may be expected for the entire year.

Note 2—Acquisition of LiveTV

        On September 27, 2002, we paid $80.2 million in cash to acquire the membership interests of LiveTV, which included the retirement of LiveTV's $39.0 million outstanding line of credit. LiveTV provides in-flight entertainment systems for commercial aircraft, including live in-seat satellite television, wireless aircraft data link service and cabin surveillance systems. The primary reason for the acquisition was to control the execution and marketing of an important aspect of our product. The determination and preliminary purchase price allocation, which are subject to changes as additional information becomes available, is as follows (in thousands):

Cash paid at acquisition	$80,207
Technology previously acquired, net	3,063
Other	(625)

Preliminary purchase price	$82,645

Current assets	$969
Estimated fair value of property and equipment	25,041
Existing technology purchased	64,475
Liabilities assumed	(7,840)

Total allocated preliminary purchase price	$82,645

        The existing technology purchased is an intangible asset that will be amortized over seven years based on the average number of aircraft in service. We will incur amortization, depreciation and salaries and benefits expense which will be offset by a reduction in other operating expenses where the expense for payments by JetBlue under its long term contractual agreement to LiveTV had been recorded.

Note 3—Income Taxes

        Income tax expense is based on estimated annual effective tax rates, which differ from the federal statutory rate of 35% primarily due to state income taxes, nondeductible expenses and stock option compensation. The difference for the three and nine months ended September 30, 2001 is also attributable to the reduction of the deferred tax asset valuation allowance.

        During 2001, we recognized the benefit from the future use of operating loss carryforwards and other deferred tax assets because our evaluation of all the available evidence in assessing the realizability of the tax benefits of such deferred tax assets indicated that it is more likely than not that such deferred tax assets would be realized.

Note 4—Long-term Debt

        During the nine months ended September 30, 2002, we issued $280 million in floating rate equipment notes due through 2014 which adjust quarterly or semi-annually based on the London Interbank Offered Rate. At September 30, 2002, the weighted average interest rate of our long-term debt was 3.81%, and maturities are $18.1 million for the remainder of 2002, $44.4 million in 2003, $40.6 million in 2004, $42.5 million in 2005, $41.5 million in 2006 and $41.3 million in 2007. Non-cash predelivery financing obtained in connection with the acquisition of new aircraft was zero and $31.3 million for the nine months ended September 30, 2002 and 2001, respectively.

Note 5—Comprehensive Income

        Comprehensive income for the three and nine months ended September 30, 2002 and 2001 consisted solely of our net income as there were no other comprehensive income (loss) components.

Note 6—Employee Retirement Plan

        The Company sponsors a profit sharing and 401(k) defined contribution plan. Company contributions expensed under this plan for the three months ended September 30, 2002 and 2001, totaled $4.3 million and $1.9 million, respectively. For the nine months ended September 30, 2002 and 2001, contributions expensed under the plan totaled $13.7 million and $5.6 million, respectively.

Note 7—Earnings Per Share

        The following table shows how we computed basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands, except share data)
Numerator:
Net income applicable to common stockholders for basic earnings per share	$12,155	$5,927	$33,790	$15,393
Effect of dilutive securities:
Preferred stock dividends	—	4,145	5,955	12,089

Net income applicable to common stockholders after assumed conversions for diluted earnings per share	$12,155	$10,072	$39,745	$27,482

Denominator:
Weighted-average shares outstanding for basic earnings per share	40,585,196	2,059,370	25,866,522	2,002,856
Effect of dilutive securities:
Convertible preferred stock	—	26,638,676	11,917,141	26,638,676
Unvested common stock	1,496,313	2,295,919	1,546,807	2,344,706
Employee stock options	3,307,855	2,374,995	3,376,979	1,809,404

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	45,389,364	33,368,960	42,707,449	32,795,642

Note 8—Commitments

        At September 30, 2002, our firm aircraft orders consisted of 53 Airbus A320 aircraft scheduled for delivery through 2007. Committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $181 million for the remainder of 2002, $510 million in 2003, $505 million in 2004, $440 million in 2005, $200 million in 2006 and $190 million in 2007. In addition, we have options to purchase 28 additional aircraft scheduled for delivery from 2004 through 2009. Financing has been arranged for the five remaining deliveries in 2002 and the first five of the 13 deliveries scheduled for 2003.

        JetBlue and LiveTV were parties to a long-term agreement for the rental, installation and maintenance of the equipment and for the programming for the satellite TV service on each of JetBlue's aircraft prior to the acquisition of LiveTV. This commitment is now replaced by LiveTV's obligations under several long-term purchase agreements with suppliers to provide this equipment over the next five years. Committed expenditures under these agreements will be approximately $1.0 million for the remainder of 2002, $8.1 million in 2003, $6.1 million in 2004, $4.8 million in 2005, $4.5 million in 2006 and $3.9 million in 2007.

        During 2002, we entered into noncancelable operating leases for two aircraft with terms of 18 and 20 years, respectively, and a new headquarters building for 10 years. Future minimum payments under these leases will be $0.7 million for the remainder of 2002, $7.3 million for 2003, $7.4 million for 2004, $8.9 million for 2005, $9.2 million for 2006, $9.1 million for 2007, and $81.7 million thereafter. These amounts are in addition to the minimum lease payments in Note 3 to the financial statements included in our final prospectus filed with the Securities and Exchange Commission on April 12, 2002.

Note 9—Initial Public Offering

        On April 17, 2002, we raised $182.2 million from an initial public offering of 6,746,667 shares of our common stock at a price to the public of $27.00 per share, all of which shares were issued and sold by us. Upon the closing of the initial public offering, all issued and outstanding shares of Series A Preferred Stock and Series B Preferred Stock were converted into 30,692,125 shares of common stock. Net proceeds, after deducting underwriting discounts and commissions, of $169.4 million received by the Company upon the consummation of such offering, pending specific application, were invested in short-term, investment-grade, interest-bearing instruments, of which $80.2 million was used to acquire LiveTV. Total offering expenses were $2.0 million.

        In conjunction with the initial public offering of our common stock, the authorized shares of our capital stock were increased to 500,000,000 shares of common stock and 25,000,000 shares of preferred stock. In addition, the stockholder rights plan, our employee stock purchase plan and the 2002 Stock Incentive Plan all became effective. Participants in the employee stock purchase plan received 161,360 shares on October 31, 2002 at $22.95 per share. See Note 15 to the financial statements included in our final prospectus filed with the Securities and Exchange Commission on April 12, 2002 for additional information.

Note 10—Stock Options

        Certain options granted during 2001 and 2002 have exercise prices that are less than their deemed market value. Unearned compensation expense associated with these transactions is being amortized over the vesting periods of five or seven years and will be $463,000 for the remainder of 2002, $1,853,000 per year in 2003 through 2005, $1,784,000 in 2006, $1,251,000 in 2007 and $1,114,000 in 2008. Amortization of such deferred compensation amounted to $463,100 and $81,000 during the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, amortization of deferred compensation was $1,301,800 and $81,000, respectively.

Note 11—Financial Instruments and Risk Management

        We reflect the fair market value of our crude oil option contracts on the balance sheet as a component of short-term investments. We include unrealized gains and losses from changes in their value in interest income and other. Gains of $149,000 and $1,007,000 for the three and nine months ended September 30, 2002, respectively, have been recorded. These gains could reverse in future periods as the contracts expire. As of November 2002, we had hedged approximately 46% percent of our fuel requirements through December 31, 2003 and approximately 15% of our fuel requirements for the first quarter of 2004 by entering into crude oil options contracts with original terms of up to 16 months.

        We determine the appropriate classification of debt securities at the time of purchase and reevaluate such designation as of each balance sheet date. Our short-term investments purchased during 2002 are classified as held-to-maturity securities and are stated at amortized cost.

Note 12—Loyalty Program

        Our customer loyalty program, "TrueBlue" was launched in June 2002. We record a liability for the estimated incremental cost of providing free travel awards as points are earned.

Note 13—Stabilization Act Compensation

        In August 2002, we received $1.2 million for the fourth and final installment under the Air Transportation Safety and System Stabilization Act, or the Stabilization Act. During 2002 and 2001, we received $3.2 million and $15.9 million, respectively, under the Stabilization Act and recognized compensation of $0.4 million and $18.7 million, respectively.

Note 14—Subsequent Event

        On October 23, 2002, our Board of Directors approved a three-for-two stock split of our common stock. Shares will be distributed on December 12, 2002 to stockholders of record at the close of business on December 2, 2002. The shares and per share data presented in the accompanying condensed consolidated financial statements and notes thereto have not been restated to give effect to this pending stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended September 30, 2002 and 2001

        Our net income for the three months ended September 30, 2002 increased to $12.2 million from $10.1 million for the three months ended September 30, 2001. We had operating income of $22.5 million for the third quarter of 2002 compared to operating income of $4.2 million in 2001. Diluted earnings per share was $0.27 for the third quarter of 2002 compared with $0.30 for the same period in 2001. For the three months ended September 30, 2001, our effective tax rate was zero due to the reduction of our deferred tax asset valuation allowance compared to 40.7% in 2002. Additionally, the third quarter 2002 earnings per share reflects an increase in the number of weighted average shares outstanding compared to 2001 as a result of our capital raising efforts, including our initial public offering in April 2002.

        Our operating margin for the three months ended September 30, 2002 was 13.6% compared to 5.1% for the same period in 2001. The Company's results for the three months ended September 30, 2001 were negatively impacted by the September 11th terrorist attacks which shut down the U.S. air traffic control system for several days, resulting in a significant decline in air travel demand even after operations were allowed to resume. Following these events, the Air Transportation Safety and Systems Stabilization Act, or the Stabilization Act, was signed into law. Under the Stabilization Act, $0.4 million and $6.7 million in compensation was recognized for the three months ended September 30, 2002 and 2001, respectively. The results for the three months ended September 30, 2002 reflect reduced demand associated with the first anniversary of the September 11th terrorist attacks, which compounded the normal seasonally weak demand for the month of September.

        Operating Revenues.    Operating revenues increased 100%, or $82.7 million, primarily due to an increase in passenger revenues. Increased passengers resulting from a 62.1% increase in departures and an 8.4 point increase in load factor, or $95.2 million, partially offset by a 8.7% decrease in yield, or $15.2 million, drove the increase in passenger revenue of $80.0 million for the three months ended September 30, 2002. Our capacity and traffic were higher in 2002 as a result of the seven new markets we entered into since 2001, including service initiated during the quarter between Long Beach and Oakland, California. Other revenue increased 115%, or $2.7 million, primarily due to increased change fees of $1.6 million resulting from more passengers.

        Operating Expenses.    Operating expenses increased 82.2%, or $64.4 million, due an average of 12.5 additional aircraft in service in 2002 which provided us with higher capacity. Operating capacity increased 96.9% to 2.23 billion available seat miles and an increase in transcontinental flights over 2001 contributed to a 21.5% increase in average stage length. Operating expenses per available seat mile decreased 7.5% to 6.41 cents for the three months ended September 30, 2002. In detail, operating costs per available seat mile were:

	Three Months Ended September 30,
			Percent Change
	2002	2001
Operating expenses:
Salaries, wages and benefits	1.87	1.92	(2.6)%
Aircraft fuel	.95	1.05	(9.5)
Aircraft rent	.45	.82	(45.1)
Sales and marketing	.53	.66	(19.7)
Landing fees and other rents	.53	.66	(19.7)
Depreciation and amortization	.31	.24	29.2
Maintenance materials and repairs	.12	.15	(20.0)
Other operating expenses	1.65	1.43	15.4

Total operating expenses	6.41	6.93	(7.5)%

        Cost per available seat mile increased by .12 cents, or 1.9%, over the second quarter of 2002 due primarily to an 8.5% increase in average fuel cost per gallon, timing of maintenance, higher terminal utility costs, higher credit card bad debts and the accelerated build-up of our Long Beach operations.

        Salaries, wages and benefits increased 92.6%, or $20.1 million, due to an increase in average full-time equivalent employees of 78.7%, higher wage rates and a $1.9 million higher provision for our profit sharing plan in 2002 compared to 2001. Cost per available seat mile decreased 2.6% as a result of higher capacity.

        Aircraft fuel expense increased 78.0%, or $9.3 million, due to 13.3 million more gallons of aircraft fuel consumed resulting in $10.6 million of additional fuel expense offset by a 5.9% decrease in average fuel cost per gallon, or $1.3 million. Cost per available seat mile decreased 9.5% primarily due to the decrease in average fuel cost per gallon.

        Aircraft rent increased 8.1%, or $0.8 million due to having two more average aircraft under operating leases during the three months ended September 30, 2002 compared to 2001. Cost per available seat mile decreased 45.1% due to a lower percentage of the aircraft fleet being leased.

        Sales and marketing expense increased 58.1%, or $4.3 million, due to increased advertising and higher credit card fees resulting from increased passenger revenues. On a cost per available seat mile basis, sales and marketing expense decreased 19.7% due to the increase in capacity and lower commissions due to elimination of travel agency commissions in April 2002. We booked the majority of our reservations through a combination of our website (65.1% in 2002) and our own reservation agents (31.8% in 2002).

        Landing fees and other rents increased 57.8%, or $4.3 million, due to a 62.1% increase in departures. Cost per available seat mile decreased 19.7% due to higher capacity and an increase in average stage length.

        Depreciation and amortization increased 154%, or $4.2 million, due primarily to having 11 more average owned aircraft during the three months ended September 30, 2002 compared to 2001 and higher levels of aircraft spare parts. Cost per available seat mile increased 29.2% due to a higher percentage of the aircraft fleet being owned versus leased. In future periods, depreciation and amortization expense will increase due to the existing technology and fixed assets acquired from LiveTV. For the fourth quarter of 2002 this increase is projected to be $1.6 million.

        Maintenance materials and repairs increased 65.8%, or $1.1 million, due to 12.5 more average operating aircraft in 2002 compared to 2001. The cost per available seat mile decreased 20% due to higher capacity, offset by the completion of six airframe checks in 2002 compared to four in 2001.

        Other operating expenses increased 126%, or $20.3 million. Higher variable costs associated with increased capacity and number of passengers served, along with increased insurance costs as a result of the September 2001 terrorist attacks, the accelerated build-up of Long Beach and operating costs for Terminal 6 at John F. Kennedy Airport, or JFK, which we now lease directly from the Port Authority of New York and New Jersey, or PANYNJ, were the primary reasons for the increase. Cost per available seat mile increased by 15.4% due primarily to increases in insurance, utilities and bad debts.

        Other Income (Expense).    Interest expense increased 81.3%, or $2.6 million, due to the debt financing of 11 additional aircraft resulting in $3.6 million of additional interest expense, offset by lower interest rates resulting in $1.0 million less interest expense. Capitalized interest decreased 30.5%, or $0.6 million, primarily due to lower interest rates. Interest income increased $1.5 million due to higher cash and investment balances in 2002. Other income includes gains on hedging activities of $149,000 for the three months ended September 30, 2002. Compensation recognized under the Stabilization Act was $0.4 million for the three months ended September 30, 2002 which represents $1.2 million cash received from the final installment, less amounts previously accrued. Compensation recognized for the three months ended September 30, 2001 was $6.7 million, which was our estimate of direct and incremental losses covered by the Stabilization Act for this period.

Nine Months Ended September 30, 2002 and 2001

        Our net income for the nine months ended September 30, 2002 increased to $39.7 million from $27.5 million for the nine months ended September 30, 2001. We had operating income of $73.5 million and an operating margin of 16.4% for the first nine months of 2002 compared to operating income of $22.8 million and an operating margin of 10.1% in 2001. Diluted earnings per share was $0.93 and $0.84 for the nine months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2001, our effective tax rate was zero due to the reduction of our deferred tax asset valuation allowance compared to 41.4% for 2002. Our operating results for the nine months ended September 30, 2001 were negatively impacted by the September 11th terrorist attacks.

        Operating Revenues.    Operating revenues increased 99.2%, or $223.1 million, primarily due to an increase in passenger revenues. Increased passengers resulting from a 65.9% increase in departures and a 4.8 point increase in load factor, or $249.3 million, partially offset by a 8.1% decrease in yield, or $34.1 million, drove the increase in passenger revenue of $215.2 million for the nine months ended September 30, 2002. Other revenue increased 121%, or $7.9 million, primarily due to increased change fees of $4.4 million resulting from more passengers and concession sales from Terminal 6 at JFK of $1.2 million.

        Operating Expenses.    Operating expenses increased 85.3%, or $172.3 million, due to an average of 11.8 additional aircraft, which provided us with higher capacity. Operating capacity increased 104% to 5.77 billion available seat miles due to scheduled capacity increases and more transcontinental flights over 2001.

        Operating expenses per available seat mile decreased 9.0% to 6.48 cents. In detail, operating costs per available seat mile were:

	Nine Months Ended September 30,
			Percent Change
	2002	2001
Operating expenses:
Salaries, wages and benefits	1.96	1.99	(1.5)%
Aircraft fuel	.88	1.09	(19.3)
Aircraft rent	.52	.81	(35.8)
Sales and marketing	.58	.69	(15.9)
Landing fees and other rents	.55	.70	(21.4)
Depreciation and amortization	.30	.25	20.0
Maintenance materials and repairs	.11	.11	—
Other operating expenses	1.58	1.48	6.8

Total operating expenses	6.48	7.12	(9.0)%

        Salaries, wages and benefits increased 100%, or $56.5 million, due to an increase in average full-time equivalent employees of 78.7%, higher wage rates and a $6.9 million higher provision for our profit sharing plan in 2002 compared to 2001. Cost per available seat mile decreased 1.5% as a result of higher capacity.

        Aircraft fuel expense increased 65.2%, or $20.2 million, due to 36.4 million more gallons of aircraft fuel consumed resulting in $30.0 million of additional fuel expense offset by a 16.1% decrease in average fuel cost per gallon, or $9.8 million. Cost per available seat mile decreased 19.3% primarily due to the decrease in average fuel cost per gallon.

        Aircraft rent increased 29.5%, or $6.8 million, primarily due to having four more average aircraft under operating leases during the nine months ended September 30, 2002 compared to 2001. Cost per available seat mile decreased 35.8% due to a lower percentage of the aircraft fleet being leased.

        Sales and marketing expense increased 70.9%, or $13.9 million, due to increased advertising and higher credit card fees resulting from increased passenger revenues. On a cost per available seat mile basis, sales and marketing expense decreased 15.9% due to the increase in capacity and lower commissions due to elimination of travel agency commissions in April 2002. We booked the majority of our reservations through a combination of our website (60.8% in 2002) and our own reservation agents (35.1% in 2002).

        Landing fees and other rents increased 59.4%, or $11.7 million, due to a 65.9% increase in departures. Cost per available seat mile decreased 21.4% due to higher capacity and an increase in average stage length.

        Depreciation and amortization increased 143%, or $10.2 million, due primarily to eight more average owned aircraft in the nine months ended September 30, 2002 compared to 2001 in addition to higher levels of aircraft spare parts. Cost per available seat mile increased 20.0% as a result of a greater percentage of our fleet being owned.

        Maintenance materials and repairs increased 95.4%, or $3.0 million, due to 11.8 more average aircraft and more scheduled airframe checks in 2002 compared to 2001. The cost per available seat mile remained flat as the increase in capacity was offset by the increase in airframe checks of which 12 were completed for the nine months ended September 30, 2002 compared to five for the same period in 2001.

        Other operating expenses increased 119%, or $50.1 million. Higher variable costs associated with increased capacity and number of passengers served, along with increased insurance as a result of the September 2001 terrorist attacks and operating costs for Terminal 6 at JFK, which we now lease directly from PANYNJ, were the primary reasons for the increase. Cost per available seat mile increased 6.8%.

        Other Income (Expense).    Interest expense increased 44.1%, or $4.5 million, due to the debt financing of new aircraft deliveries resulting in $7.8 million of additional interest expense, offset by lower interest rates resulting in $3.3 million less interest expense. Capitalized interest decreased 36.4%, or $2.4 million, primarily due to lower interest rates. Interest income increased $1.7 million due to higher cash and investment balances in 2002. Other income includes gains on hedging activities of $1.0 million for the nine months ended September 30, 2002, which could reverse in future months as the contracts expire. Compensation recognized under the Stabilization Act, was $0.4 million for the nine months ended September 30, 2002 compared to $6.7 million for the nine months ended September 30, 2001.

        The following table sets forth our operating statistics for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Percent Change				Percent Change
	2002	2001			2002	2001
Revenue passengers	1,501,946	791,551	89.7		4,015,769	2,189,907	83.4
Revenue passenger miles (000)	1,888,151	863,855	118.6		4,817,962	2,230,548	116.0
Available seat miles (000)	2,227,254	1,131,013	96.9		5,774,037	2,837,609	103.5
Load factor	84.8%	76.4%	8.4	pts.	83.4%	78.6%	4.8	pts.
Breakeven load factor	75.5%	74.6%	0.9	pts.	72.0%	72.7%	(0.7	) pts.
Aircraft utilization (hours per day)	12.8	12.8	—		13.0	13.0	—
Average fare	$106.69	$101.41	5.2		$107.98	$99.73	8.3
Yield per passenger mile (cents)	8.49	9.29	(8.7)		9.00	9.79	(8.1)
Passenger revenue per available seat mile (cents)	7.19	7.10	1.3		7.51	7.70	(2.4)
Operating revenue per available seat mile (cents)	7.42	7.30	1.6		7.76	7.92	(2.1)
Operating expense per available seat mile (cents)	6.41	6.93	(7.5)		6.48	7.12	(9.0)
Departures	11,245	6,936	62.1		30,774	18,551	65.9
Average stage length (miles)	1,223	1,007	21.5		1,158	944	22.7
Average number of operating aircraft during period	28.4	15.9	78.6		25.0	13.2	90.0
Average fuel cost per gallon (cents)	74.80	79.53	(5.9)		69.22	82.50	(16.1)
Fuel gallons consumed (000)	28,301	14,958	89.2		73,876	37,524	96.9
Percent of sales through jetblue.com during period	65.1%	45.1%	20.0	pts.	60.8%	41.0%	19.8	pts.
Full-time equivalent employees at period end					3,352	1,876	78.7

Liquidity and Capital Resources

        At September 30, 2002, we had cash and cash equivalents of $207.8 million, compared to $117.5 million at December 31, 2001. Cash flows from operating activities were $144.6 million for the nine months ended September 30, 2002 compared to $56.4 million for the nine months ended September 30, 2001. The increase in operating cash flows was primarily due to the growth of our business. In addition, as a result of our meeting certain financial targets, the amount of cash withheld by our credit card processor was reduced to zero during the second quarter of 2002. We rely primarily on operating cash flows to provide working capital. We presently have no lines of credit other than a short-term borrowing facility for certain aircraft predelivery deposits.

        Investing activities.    Investing activities for the nine months ended September 30, 2002 consisted of the acquisition of 10 Airbus A320 aircraft and one spare engine, predelivery deposits for ordered aircraft, the purchase of held-to-maturity investments, security deposits, facilities improvements, ground equipment purchases, and spare parts purchases, aggregating $441 million. In addition, we acquired LiveTV, LLC for $80 million on September 27, 2002.

        Investing activities for the nine months ended September 30, 2001 consisted of the acquisition of four Airbus A320 aircraft, predelivery deposits for ordered aircraft and spare engines, security deposits for leased aircraft, facilities improvements, ground equipment purchases and spare parts purchases aggregating to $192 million.

        Financing activities.    Financing activities for the nine months ended September 30, 2002 consisted of (i) the incurrence of $280 million of 10- to 12- year floating rate equipment notes issued to various European banks secured by eight aircraft and a 5-year floating rate equipment note secured by a spare engine, (ii) the sale and leaseback over 18 years of one aircraft for $38.5 million financed by a Japanese institution, (iii) the sale and leaseback over 20 years of one aircraft for $36.5 million by a U.S. leasing institution, (iv) the repayment of debt of $50 million, and (v) the completion on April 17, 2002 of our initial public offering of 6,746,667 shares of our common stock for net proceeds of $167.4 million. We invested the net proceeds in short-term, investment-grade, interest-bearing instruments, pending their use to fund working capital and capital expenditures, including capital expenditures related to the purchase of aircraft and our acquisition of LiveTV.

        Financing activities for the nine months ended September 30, 2001 consisted of (i) the issuance of $68 million of 12-year floating rate equipment notes secured by two aircraft, (ii) the issuance of $12 million of 5-year floating rate equipment notes secured by two spare engines, (iii) the sale and leaseback over 18 years of two aircraft for $72 million financed by a Japanese institution, (iv) short-term borrowings and (v) the repayment of long-term debt of $23 million.

        Commitments.    At September 30, 2002, maturities of long-term debt were $18.1 million for the remainder of 2002, $44.4 million in 2003, $40.6 million in 2004, $42.5 million in 2005, $41.5 million in 2006 and $41.3 million in 2007. In addition, at September 30, 2002, we were in compliance with the covenants of all of our debt and lease agreements.

        At September 30, 2002, our firm aircraft orders consist of 53 Airbus A320 aircraft scheduled for delivery as follows: five during the remaining three months of 2002, 13 in 2003, 13 in 2004, 12 in 2005 and five each year in 2006 and 2007. Committed expenditures for these aircraft, including estimated amounts for contractual price escalations and predelivery deposits, will be $181 million for the remainder of 2002, $510 million in 2003, $505 million in 2004, $440 million in 2005, $200 million in 2006 and $190 million in 2007. In addition, we have options to acquire 28 additional aircraft through 2009. Financing has been arranged for all of the remaining five aircraft deliveries in 2002 and the first five deliveries scheduled for 2003, of which four will be financed under mortgages and six will be financed under operating leases. Although we believe that debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot assure you that we will be able to secure financing on terms attractive to us, if at all, which may require us to modify our aircraft acquisition plans.

        JetBlue and LiveTV were parties to a long-term agreement for the rental, installation and maintenance of the equipment and for the programming for the satellite TV service on each of JetBlue's aircraft prior to the acquisition of LiveTV by JetBlue. This commitment is now replaced by LiveTV's obligations under several long-term purchase agreements with suppliers to provide the equipment to be installed on its customers' aircraft over the next five years. Committed expenditures under these agreements will be approximately $1.0 million for the remainder of 2002, $8.1 million in 2003, $6.1 million in 2004, $4.8 million in 2005, $4.5 million in 2006 and $3.9 million in 2007.

        During 2002, we entered into non-cancelable operating leases for two aircraft with terms of 18 and 20 years, respectively, and a new headquarters building for 10 years. Future minimum payments under these leases will be $0.7 million for the remainder of 2002, $7.3 million for 2003, $7.4 million for 2004, $8.9 million for 2005, $9.2 million for 2006, $9.1 million for 2007 and $81.7 million thereafter.

        We operated a fleet of 31 Airbus A320 aircraft, of which 17 are owned and 14 are leased under operating leases as of September 30, 2002. The average age of our fleet was 15.4 months at September 30, 2002.

        In June 2002, the PANYNJ approved a long-term lease through November 2006 with us for use of Terminal 6 and the adjoining ramp area at JFK. As a result of the lease, landing fees and other rents will increase $4.8 million per year and we will continue to be responsible for the operating and maintenance costs of the terminal.

        We have $12.5 million of restricted cash pledged under standby letters of credit related to leases which expire at the end of the related lease terms. These balances are classified under other long term assets in our consolidated balance sheets.

New Accounting Standards

        In April 2002, the Financial Accounting Standards Board, the FASB, issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This Statement rescinds or amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of this standard is not expected to have an impact on our financial condition or results of operations.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Benefits and Other Costs to Exit and Activity (including Certain Costs incurred in a Restructuring). SFAS No. 146 changes the way in which liabilities are recognized for an exit or disposal activity. This standard, which is applicable to exit or disposal activities initiated subsequent to December 31, 2002 is not expected to have an impact on our financial condition or results of operations.

Other Information

        Stabilization Act.    On August 27, 2002, we received $1.2 million as the fourth and final installment of compensation under the Stabilization Act, making our total compensation $19.1 million. During 2002 and 2001, we received $3.2 million and $15.9 million, respectively under the Stabilization Act and recognized compensation of $0.4 million, and $18.7 million, respectively.

        Aviation Insurance.    As part of the Stabilization Act, the U.S. government has provided excess war risk coverage to the airline industry with a third party liability policy to cover losses to persons other than employees or passengers generally for renewable 60-day periods, currently in effect until December 15, 2002. The excess war risk coverage was reduced to $1.5 billion per event which was the coverage prior to the government providing this insurance. We cannot predict whether the government will continue to renew this insurance or how much our premiums would increase if alternative insurance carriers were to provide this coverage.

        Recent Awards.    In November, 2002, JetBlue was rated "Best Domestic Airline" by Condé Nast Traveler 2002 Readers' Choice Awards out of all U.S. airlines. We were also named "Best Airline—Coach," for the second consecutive year, and "Best Value" by the magazine in their 2002 Business Travel Awards which were published in October of 2002.

        Outlook.    We expect our capacity to increase approximately 77 to 79 percent in the fourth quarter of 2002 compared to the fourth quarter of 2001. Average stage length is projected to be 1,130 miles over the same period. We currently expect our cost per available seat mile to decline slightly during the fourth quarter, assuming no additional increases in average fuel prices. We continue to add service, as indicated by our latest announcement to initiate daily non-stop service between JFK and Las Vegas, NV in November 2002 with plans to increase service to four daily round trip flights by March 2003. Our forecasted weighted average shares outstanding for diluted earnings per share, adjusted for the 3-for-2 stock split announced in October that will occur in December, are 68.7 million for the fourth quarter and 65.2 million for year ended 2002, based on certain assumptions.

        The fourth quarter will include all of the operations of LiveTV in our consolidated results, which we expect to be immaterial over the next few years and mildly accretive to earnings per share thereafter, assuming no third party contracts. We will incur additional amortization, depreciation and salaries expense which will be offset by a reduction in other operating expenses where the expense for payments by JetBlue under its long term contractual agreement to LiveTV were previously recorded.

        The current financial condition of the airline industry is at one the lowest points in history. The industry suffered losses in 2001 due to weak economic conditions which was further impacted by the terrorist attacks of September 11. Since September 11th, most airlines have announced reductions in capacity, service and employees. The industry will suffer significant losses in 2002 which are expected to continue into 2003. In addition, since the attacks, several airlines, including US Airways, have filed for bankruptcy and others may follow. Although we have been able to raise capital, remain profitable and continue to grow in this difficult industry environment, we may be subject to the following factors that could harm us and the airline industry:

  •
  the increased likelihood of U.S. military involvement in Iraq and the Middle East which could result in reduced demand for air travel and increased fuel prices.
  •
  continued consolidation in the airline industry, which has been limited in the past. Recently, the Department of Transportation approved the code-share and frequent flyer reciprocity agreement between US Airways and United Air Lines and further alliances are under review. We continue to not be a member of any marketing alliance.
  •
  increased competitive pressures as the major airlines continue to reduce their costs to compete with low-cost carriers, such as us.

        We believe that we are well positioned to continue to grow and be successful in this environment, absent factors outside of our control.

        Risk Factor Related to our Acquisition of LiveTV.    On September 27, 2002, we acquired all the membership interests of LiveTV, a provider of in-flight entertainment, which is outside our previous line of business. Acquisitions often involve risks, including:

  •
  difficulties in integrating the operations, technologies, products and personnel of LiveTV;
  •
  diversion of management's attention from normal daily operations of the business;
  •
  the potential loss of key employees of LiveTV;
  •
  inability to maintain uniform standards, controls, policies and procedures; and
  •
  insufficient experience in entering into new product or technology markets.

        The failure of us to properly integrate the operations of LiveTV could harm our business.

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

        You should understand that many important factors, in addition to those discussed in this report, could cause our results to differ materially from those expressed in the forward-looking statements. These factors include, without limitation, the continually changing airline industry and regulatory environment following the recent terrorist attacks and threats, future terrorist attacks or fear of such attacks, our limited operating history, our ability to implement our growth strategy, our fixed obligations, our ability to establish lines of credit or obtain financing from third parties, our dependence on the New York market, our ability to renew or replace gate leases, our competitive environment, problems with our aircraft, economic and other conditions in the markets in which we operate, our reliance on third parties and sole suppliers, governmental regulation, our reliance on one type of aircraft and on automated systems, increases in maintenance costs, fuel prices, insurance premiums and purchase prices of aircraft, our failure to properly integrate LiveTV, the loss of key personnel and potential problems with our workforce including work stoppages and seasonal fluctuations in our operating results.

        Additional information concerning these and other factors which could cause differences between forward-looking statements and future actual results is contained in Item 3. Risk Factors contained in our final prospectus filed with the Securities and Exchange Commission on April 12, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        There have been no material changes in market risk from the information provided in Item 11h. Quantitative and Qualitative Disclosures About Market Risk in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our final prospectus filed with the Securities and Exchange Commission on April 12, 2002. See Note 11 to the unaudited condensed consolidated financial statements for additional information.

Item 4. Controls and Procedures.

        An evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures within 90 days prior to the date of the filing of this report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

Item 2. Changes in Securities and Use of Proceeds.

        (a)  None

        (b)  None

        (c)  None

        (d)  On April 17, 2002, we consummated the initial public offering of 6,746,667 shares of our common stock, $0.01 par value. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended on a Registration Statement (Registration No. 333-82576) that was declared effective by the Securities and Exchange Commission on April 11, 2002. The net proceeds to us from the offering were $167.4 million after deducting discounts and commissions paid to the underwriters and other expenses incurred in connection with the offering. From April 17, 2002 to September 30, 2002, we invested such net offering proceeds in short-term, investment-grade, interest-bearing instruments, of which $80.2 million was used to acquire LiveTV, LLC on September 27, 2002.

Item 5. Other Information

Director Appointment

        On August 7, 2002, the board of directors appointed Michael Lazarus to fill the vacancy on our audit committee created by the resignation of David Ferguson on April 30, 2002.

Customer Loyalty Program

        On June 18, 2002, we announced, "TrueBlue", our customer loyalty program. Under TrueBlue, customers that participate in the program earn points for each one-way flight with us. The number of points awarded per flight depends on the length of the flight and points are automatically doubled when flights are booked via our website through December 31, 2002. TrueBlue program participants are awarded a round-trip flight upon accumulating 100 points. Customers who wish to participate in the TrueBlue program may visit our website at www.jetblue.com to enroll.

Qualified Trading Plans

        Our Executive Vice President and Chief Financial Officer, John Owen, and our Executive Vice President, General Counsel and Secretary, Thomas Kelly, have each informed us that, in order to diversify their investment portfolios while avoiding conflicts of interest or the appearance of any such conflict that might arise from their positions with us, they have established written plans in accordance with SEC Rule 10b5-1 for gradually liquidating a portion of their holdings of our common stock. Both plans provide for weekly stock sales and expire in October 2003 for Mr. Kelly and in December 2003 for Mr. Owen. These plans do not prohibit Mr. Owen or Mr. Kelly from executing additional transactions with respect to our stock.

Three-for-Two Stock Split

        On October 23, 2002, our Board of Directors declared a three-for-two stock split of our common stock. The three-for-two split will be distributed on December 12, 2002 to stockholders of record on December 2, 2002. The stock split will be effected pursuant to a stock dividend.

Sarbanes-Oxley Act

        Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer have provided certain certifications to the Securities and Exchange Commission. These certifications accompanied this report when filed with the Commission, but are not set forth herein.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

Exhibit Number	Description
10.1	GDL Patent License Agreement between Harris Corporation and LiveTV, LLC, dated as of September 27, 2002.
99.1	Press Release, dated October 24, 2002, issued by JetBlue Airways Corporation

  (b)    Reports on Form 8-K.

    •

    Current Report dated September 9, 2002, reporting under Item 5. "Other Events and Regulation FD Disclosure" our intention to acquire the membership interests in LiveTV, LLC.

    •
    Current Report dated September 27, 2002, reporting under Item 2. "Acquisitions or Dispositions of Assets" and Item 5. "Other Events and Regulation FD Disclosure" our acquisition of LiveTV, LLC. No financial statements were filed with the report.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION (Registrant)
Date: November 12, 2002	By:	/s/ HOLLY L. NELSON Vice President and Controller (principal accounting officer)

CERTIFICATIONS

I, David G. Neeleman, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of JetBlue Airways Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a)
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b)
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c)
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    a)
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b)
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By:	/s/ DAVID G. NEELEMAN Chief Executive Officer

I, John D. Owen, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of JetBlue Airways Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a)
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b)
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c)
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    a)
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b)
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By:	/s/ JOHN D. OWEN Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit
10.1	GDL Patent License Agreement between Harris Corporation and LiveTV, LLC, dated as of September 27, 2002.
99.1	Press Release, dated October 24, 2002, issued by JetBlue Airways Corporation.

QuickLinks

INDEX
  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures.
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds.
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATIONS
EXHIBIT INDEX