Form 10-K
period 2002-12-31
JETBLUE AIRWAYS CORP
filed 2003-02-18
CIK 1158463

QuickLinks -- Click here to rapidly navigate through this document

\

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-49728

JETBLUE AIRWAYS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	87-0617894
(State or other jurisdiction of Identification No.)	(I.R.S. Employer incorporation or organization)

118-29 Queens Boulevard
Forest Hills, New York 11375
(Address, including zip code, of registrant's principal executive offices)

Registrant's telephone number, including area code: (718) 709-3026

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value
(Title of class)
 Participating Preferred Stock Purchase Rights
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2002 was approximately $215,350,595 (based on the last reported sale price on the Nasdaq National Market on that date). The number of shares outstanding of the registrant's common stock as of January 31, 2003 was 63,784,462 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING INFORMATION

        Statements in this Form 10-K report (or otherwise made by JetBlue or on JetBlue's behalf) contain various forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, which represent our management's beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes" or similar language. Our actual results and the timing of certain events could differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date of this report. It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter.

        You should understand that many important factors, in addition to those discussed in this report, could cause our results to differ materially from those expressed in the forward-looking statements. These factors include, in addition to other possible factors not listed:

  •
  our ability to implement our growth strategy and our dependence on the New York market,

  •
  our fixed obligations and our limited operating history,

  •
  seasonal fluctuations in our operating results,

  •
  increases in maintenance costs, fuel prices and interest rates,

  •
  our competitive environment,

  •
  increased potential of war or hostilities in Iraq, the Middle East or other regions,

  •
  our reliance on sole suppliers and one type of aircraft,

  •
  government regulation,

  •
  our failure to properly integrate LiveTV or enforce its patents,

  •
  the loss of key personnel and potential problems with our workforce including work stoppages, and

  •
  continuing changes in the airline industry following the September 11th terrorist attacks and the increased risk of additional attacks.

PART I

ITEM 1. BUSINESS

Overview

        JetBlue Airways Corporation, or JetBlue, is a low-fare, low-cost passenger airline that provides high-quality customer service primarily on point-to-point routes. We focus on serving underserved markets and large metropolitan areas that have high average fares, and we have a geographically diversified flight schedule that includes both short-haul and long-haul routes. We intend to maintain a disciplined growth strategy by increasing frequency on our existing routes and entering new markets.

        We commenced service in February 2000 and established our primary base of operations at New York's John F. Kennedy International Airport, or JFK. On August 28, 2001, we began service at our West Coast base of operations, Long Beach Municipal Airport, which serves the Los Angeles area. As of February 14, 2003, we operated 180 flights per day, including 80 daily flights between JFK and Florida, 22 daily flights between JFK and upstate New York and 32 daily flights between JFK and the western United States. We have flown over ten million passengers since commencing operations. JetBlue is the 11th largest passenger carrier in the United States based on revenue passenger miles for the year ended December 31, 2002.

        To date, we have raised $344 million of equity capital, which has enabled us, among other things, to acquire a fleet of new, single-class Airbus A320 aircraft. We are scheduled to add to our current operating fleet of 39 aircraft 48 new A320 aircraft by the end of 2007. We have an experienced management team and a strong company culture with a highly productive and incentivized workforce that strives to offer high-quality customer service, while at the same time operating efficiently and keeping costs low. We also have low operating costs, in part because we operate a single aircraft type with high utilization. Our widely available low fares are designed to stimulate demand, and we have demonstrated our ability to increase passenger traffic in the markets we serve. In addition, we offer our customers a differentiated product, including new aircraft, low fares, leather seats, free LiveTV (a 24-channel satellite TV service with programming provided by DIRECTV®) at every seat, pre-assigned seating and reliable operating performance.

        While the airline industry suffered unprecedented losses in 2002 and 2001, we had net income of $54.9 million and $38.5 million for the years ended December 31, 2002 and 2001, respectively. We generated an operating margin in 2002 of 16.5% which was higher than all of the major U.S. airlines, according to reports by those airlines. Due to our low fares, our yields (the average amount one passenger pays to fly one mile) during 2002 were lower than all but one of the major U.S. airlines. However, our low fares together with our high quality service offering enabled us to generate a load factor (the percentage of aircraft seating capacity actually utilized) of 83.0%, higher than that reported by any of the major U.S. airlines, which had domestic load factors ranging from 59.5% to 73.8%, with a weighted average of 70.2% for the year ended December 31, 2002. In addition, we have maintained our high level of operating performance. For the year ended December 31, 2002, we completed 99.8% of our scheduled flights and our on-time performance was 85.7%, both of which were better than any of the major U.S. airlines.

        The airline industry is highly competitive and we expect competition to continue in the future. Recent adverse economic conditions continue to put pressure on the airline industry, with two of the 11 major U.S. airlines in bankruptcy. In addition, in response to the growth in the market share of low-fare airlines, several major airlines have announced initiatives to meet the growing demand of fare-conscious travelers.

        JetBlue was incorporated in Delaware in August 1998. Our principal executive offices are located at 118-29 Queens Boulevard, Forest Hills, New York 11375 and our telephone number is (718) 286-7900. Our filings with the Securities and Exchange Commission are accessible free of charge at our website investor.jetblue.com. As used in this Form 10-K, the terms "JetBlue", "we", "us", "our" and similar terms refer to JetBlue Airways Corporation and its subsidiary, unless the context indicates otherwise.

Our Competitive Strengths

        Low Operating Costs.    For the year ended December 31, 2002, our cost per available seat mile of 6.43 cents was lower than any of the major U.S. airlines, which reported an average cost per available seat mile of 9.58 cents. Low unit costs allow us to offer fares low enough to stimulate new demand and to attract customers away from higher-priced competitors.

        The key to our low unit costs is the high productivity of our assets and our employees. Some of the factors that contribute to our low unit costs are:

  •
  We utilize our aircraft efficiently. For the year ended December 31, 2002, each of our aircraft operated an average of 12.9 hours per day, which we believe was higher than any major U.S. airline. By using our aircraft efficiently, we are able to spread our fixed costs over a greater number of flights and available seat miles. We achieve high aircraft utilization in several ways. New aircraft can be safely scheduled to fly more hours each day because they are more reliable and require less maintenance than older aircraft. In addition, we operate a number of "red eye" flights, which enable a portion of our fleet to remain productive through the night. Our aircraft are scheduled with minimum ground time to avoid unnecessary time spent at airport gates, which increases the number of daily flights per aircraft.

  •
  We currently operate only one type of aircraft, the technologically-advanced Airbus A320, with a single class of service. Operating a fleet of identical aircraft leads to increased cost savings as maintenance issues are simplified, spare parts inventory requirements are reduced, scheduling is more efficient and training costs are lower. Flying a single type of aircraft also allows our employees to become highly knowledgeable about the A320, thereby increasing their efficiency and productivity. A single class of service simplifies our operations, enhances productivity, increases our capacity and offers an operating cost advantage.

  •
  Our workforce is productive. We take great care to hire and train employees who are enthusiastic and committed to serving our customers and we incentivize them to be productive. Our employee productivity is created by greater fleet commonality, fewer unproductive labor work rules, use of part-time employees and the effective use of advanced technology. For example, most of our reservation sales agents work from their homes, providing us better scheduling flexibility and allowing employees to customize their desired schedules. Our compensation packages are designed to align the interest of our employees with our stockholders. A significant number of our employees, including FAA-licensed employees, participate in our stock option plan. All employees, including part-time employees, are eligible to participate in our profit sharing plan and our employee stock purchase plan.

  •
  We have low distribution costs. Our distribution costs are low for several reasons. Unlike the major U.S. airlines that use a combination of ticketless travel and paper tickets, we do not use any paper tickets. Ticketless travel saves paper costs, postage, employee time and back-office processing expense. In addition, direct bookings by our customers save computer reservation systems fees. For the year ended December 31, 2002, 63.0% of our sales were booked on www.jetblue.com, our least expensive form of distribution, and 33.3% were booked through our reservation agents.

        New All Airbus A320 Fleet.    We have acquired a fleet of new aircraft. This has set JetBlue apart from most other low-fare airlines, both new and established, as many new entrants in the airline industry during the last 10 years began flying with a fleet of used aircraft. We currently operate 39

Airbus A320 aircraft, all of which were delivered to us new. Each aircraft is equipped with 162 leather seats in a comfortable single class layout. The A320 has a wider cabin than the Boeing 737 and 757, two comparable types of aircraft operated by many of our competitors. We are now the 10th largest A320 operator in the world as measured by weekly departures.

        The A320 is fuel-efficient and very reliable. Since beginning operations, we have completed 99.7% of our scheduled flights and our on-time performance was 83.6%. These statistics illustrate the dedication of our employees and the reliability of the A320 aircraft.

        The A320 is also a versatile aircraft. We fly the A320 in short-haul markets, such as between JFK and upstate New York and Vermont, as well as in long-haul markets, such as between JFK and California. We continually search for ways to improve our operating performance. For example, we have equipped our fleet with life rafts, life vests and high frequency radios, which enable us to avoid weather-related congestion on the East Coast by flying farther out over the Atlantic Ocean between New York and Florida.

        Strong Brand.    We believe that we have made significant progress in establishing a strong brand that helps to distinguish us from our competitors by identifying us as a safe, reliable, low-fare airline that is focused on customer service and that provides an enjoyable flying experience. We were voted the number one domestic airline in the Conde Nast Traveler 2002 Readers' Choice Awards out of all U.S. airlines and received the highest score of any airline in the Conde Nast Traveler 2002 Business Traveler Awards "coach-only" category. During 2002, we also received the Editor's Choice Award from Worth magazine, and we were named the number two domestic airline in the Travel and Leisure 2002 World's Best Awards and the "It" airline by Entertainment Weekly. In the 2001 Zagat Airline Survey, which covered 22 U.S. airlines, we were voted the number two airline in the United States in the "overall," "comfort" and "service" categories for coach travel, behind Midwest Express. To further enhance our brand loyalty, we implemented our customer loyalty program, TrueBlue Flight Gratitude, in June 2002.

        Strong Company Culture.    Our company culture is built around our five key values: safety, caring, integrity, fun and passion. The first step is hiring people who are friendly, helpful, team-oriented and customer-focused. We reinforce our culture through an extensive orientation program for new employees and by explaining to our employees the importance of customer service and the need to remain productive and keep our costs low. We communicate actively on a regular basis with all of our employees, keep them informed about events at the company and solicit feedback for ways to improve teamwork and their working environment. We also provide extensive training for our employees that emphasizes the importance of safety. Following September 11, 2001, we reinforced our commitment to our employees by not furloughing or terminating any of them.

        Well-Positioned in New York, the Nation's Largest Travel Market.    Our primary base of operations at New York's JFK airport provides us access to a market of approximately 21 million potential customers in the New York metropolitan area and approximately six million potential customers within 15 miles of the airport. Our location at JFK allows us to provide reliable service to our customers. While LaGuardia and Newark were congested throughout the day prior to September 11, 2001, JFK generally only experiences congestion from the late afternoon to the early evening when international traffic and the domestic traffic that feeds it are at their peak. This period, from 3:00 p.m. to 7:59 p.m., is regulated by the FAA's High Density Rule, which requires a slot or slot exemption for every landing and takeoff. While we have 75 daily slot exemptions at JFK that allow us to fly during this congested period, we schedule almost two-thirds of our flights outside of this period.

        JFK's infrastructure and location also afford us a competitive advantage over airlines that operate through LaGuardia and Newark Airports, both of which have fewer runways, smaller facilities and greater domestic passenger traffic than JFK. JFK occupies over seven times the space of LaGuardia and over twice the space of Newark. JFK has four runways, compared with LaGuardia's two intersecting runways and Newark's three runways, permitting more flight departures and arrivals per day at JFK than at Newark or LaGuardia. In addition, the Port Authority of New York and New Jersey is in the process of a $10 billion JFK redevelopment project, which includes new terminals, improved roadways and construction of the AirTrain, a direct, light-rail link between JFK and the New York subway system and Long Island Rail Road. We believe that these improvements will make JFK more appealing to passengers and lead to more domestic passenger traffic at JFK.

        Proven Management Team.    We are led by a management team with significant airline industry experience, including experience at successful low-cost, customer-focused airlines, such as Southwest Airlines. Our top four executive officers average 20 years of experience in the airline industry. Our Chief Executive Officer, David Neeleman, was the president and one of the founders of Morris Air, a successful low-fare start-up airline that was acquired by Southwest Airlines in 1993. Mr. Neeleman was also instrumental in developing the Open Skies reservation system and in founding WestJet, a leading low-fare airline in Canada. David Barger, our President and Chief Operating Officer, was vice president in charge of Continental Airlines' Newark hub from 1994 to 1998, and has extensive experience managing airline operations in the New York area. He also has substantial experience working closely with the Port Authority of New York and New Jersey, which operates all three major New York airports. Our Chief Financial Officer, John Owen, was treasurer of Southwest Airlines from 1984 to 1998, where he gained extensive experience in aircraft purchase, lease and financing transactions. Thomas Kelly, our Executive Vice President and Secretary, has worked with David Neeleman for over 18 years and served as Executive Vice President and General Counsel of both Morris Air and Open Skies.

        Advanced Technology.    As a new airline, we have made use of advanced technology in many ways. For instance, all of our pilots use laptop computers in the cockpit to calculate the weight and balance and takeoff performance of the aircraft prior to departure. These laptops also allow our pilots to access manuals in an electronic format during the flight. We believe that only a limited number of airlines in the world have this pilot laptop capability. In addition, all of our travel is ticketless and we strongly emphasize bookings through our website. In response to the September 11, 2001 terrorist attacks, we commenced installation of four cabin security cameras on each of our aircraft. In 2002, we introduced customer self-service kiosks at JFK, Long Beach, Oakland and Fort Lauderdale with the plan to make this customer service improvement available at other locations in 2003.

Our Strategy

        Our goal is to establish JetBlue as a leading low-fare passenger airline by offering customers a differentiated product and high-quality customer service. We strive to offer low fares that stimulate market demand while maintaining a continuous focus on cost-containment and operating efficiencies. We intend to follow a controlled growth plan designed to take advantage of our competitive strengths. Our growth has occurred, and we believe it will continue to occur, by adding additional frequencies on existing routes, connecting new city pairs among the destinations we already serve and entering new markets often served by higher-cost, higher-fare airlines. The key elements of our strategy are:

        Stimulate Demand with Low Fares.    Our widely available low fares and superior product offering are designed to stimulate demand, particularly from fare-conscious leisure and business travelers who might otherwise have used alternative forms of transportation or would not have traveled at all. We have seen this "JetBlue Effect" in several of our markets. For example, according to the DOT, in the fourth quarter of 1999, before we introduced our service, the average number of daily passengers flying between Buffalo, New York and all three New York City metropolitan airports was 584. For the fourth quarter of 2000, the average number of daily passengers flying in that market increased 75% to 1,020 of whom 441, or 43%, flew JetBlue. The average one-way fare paid also decreased 34%. We will continue to pursue our core strategy of stimulating demand for travel by bringing low fares and new service to carefully selected markets.

        Emphasize Low Operating Costs.    We are committed to keeping unit costs low. We have achieved our low unit costs primarily by maintaining high aircraft utilization, operating a single aircraft type with a single class of service, using advanced technologies and employing an incentivized and productive workforce. We are focused on using technology to improve efficiency, and we believe that our ticketless reservation system, high percentage of bookings on our website and other initiatives will help us continue to keep our costs low. We plan to grow from our current operating fleet of 39 aircraft to 87 aircraft by the end of 2007. As we grow, we expect to benefit from economies of scale as our overhead and fixed costs are anticipated to grow at a slower rate than our capacity.

        Offer Point-to-Point Flights to Overpriced or Underserved Large Markets.    In considering new markets, we focus on point-to-point service to large metropolitan areas with high average fares or highly-traveled markets that are underserved. In determining which markets to select, we analyze publicly available data from the DOT showing the historical number of passengers, capacity and average fares over time in all U.S. city-pair markets. Using this data, combined with our knowledge and experience about how the same or comparable markets have behaved in the past when prices increased or decreased, we forecast the level of demand in a particular market that will result from the introduction of our service and lower prices, as well as the anticipated reaction of existing airlines in that market. Consistent with these criteria, we chose New York City as our principal base of operations. Although the New York area is the nation's largest travel market, prior to our entry it lacked significant low-fare domestic service.

        We have a geographically diversified flight schedule from JFK that includes both short-haul and long-haul markets. Providing service on a diverse set of routes allows us to select the best possible markets and adjust our schedule to accommodate seasonal fluctuations in demand in certain markets. For example, we offer increased service on our New York-Florida routes in the winter when demand is higher. We believe this diversified and flexible approach makes us less vulnerable to competition from any single competitor. We intend to continue this flexible scheduling strategy in the future.

        Our West Coast base of operations, Long Beach Municipal Airport, shares many of the same characteristics as New York. Los Angeles is the second-largest metropolitan area in the U.S. with more than 16 million inhabitants, of which over six million live within 20 miles of Long Beach. Average airfares from the Los Angeles area are generally high, other than fares to markets served by Southwest Airlines, which are primarily short-haul or long-haul connecting flights. In addition, Long Beach Municipal Airport has historically been underutilized for scheduled flights. We were awarded 27 out of Long Beach Municipal Airport's 41 daily non-commuter departure slots, leaving only 14 slots for other airlines. Of these, only nine are held by passenger airlines.

        We intend to further penetrate our key markets by increasing the number of flights per day. We believe that this is important to customers who choose airlines based on low fares and convenient schedules. We intend to continue to emphasize point-to-point travel while also offering our customers convenient connections where we have the opportunity to do so. An emphasis on point-to-point travel allows us to utilize both our employees and facilities more efficiently. It also enables more customers to enjoy the convenience of non-stop travel and limits connecting flight delays and lost baggage.

        Differentiate Our Product and Service.    We believe that a key to our initial and long-term success is the fact that we offer customers a better alternative for airline travel. We offer our passengers a unique flying experience by providing new aircraft, leather seats, simple and low fares, free LiveTV at every seat, pre-assigned seating and reliable performance. We place a very high emphasis on customer service, especially when weather or mechanical problems disrupt service. We strive to communicate openly and honestly with customers about delays and provide free soft drinks and snacks to delayed customers. Unlike most other airlines, we have a policy of not overbooking our flights. Based on customer feedback, we believe that passengers prefer our customer service to that of our competitors and that this high-quality service is an important reason why they choose us over other airlines. Since September 11, 2001, we have reinforced our commitment to safety by implementing additional security measures, including reinforcing all cockpit doors with bullet-resistant Kevlar and multiple titanium deadbolt locks capable of being opened only from within the cockpit, and commencing installation of four cabin security cameras on each aircraft with a live feed to the cockpit crew, and when on the ground, to our central operations center at JFK. In February 2002, Air Transport World awarded us their 2002 Market Development Award in recognition of our convention-breaking approach to the airline business.

Competition and Our Industry

        The airline industry is highly competitive. Airline profits are sensitive to adverse changes in fuel costs, average fare levels and passenger demand. Passenger demand and fare levels have historically been influenced by, among other things, the general state of the economy, international events, industry capacity and pricing actions taken by other airlines. The principal competitive factors in the airline industry are fare pricing, customer service, routes served, flight schedules, types of aircraft, safety record and reputation, code-sharing relationships, in-flight entertainment systems and frequent flyer programs.

        Our competitors and potential competitors include major U.S. airlines, low-fare airlines, regional airlines and new entrant airlines. The major airlines are larger, have greater financial resources and serve more routes than we do. Some of these competitors have chosen to add service, reduce their fares or both, in some of our markets following our entry. They also use some of the same advanced technologies that we do, such as ticketless travel, laptop computers and website bookings.

        Industry segments.    The passenger airline industry in the United States has traditionally been dominated by the major U.S. airlines, the largest of which are American Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines, Southwest Airlines, United Air Lines and US Airways. The DOT defines the major U.S. airlines as those airlines with annual revenues of over $1 billion, which currently consists of 11 passenger airlines. The major U.S. airlines offer scheduled flights to most large cities within the United States and abroad and also serve numerous smaller cities. Most major U.S. airlines have adopted the "hub and spoke" route system. This system concentrates most of an airline's operations at a limited number of hub cities, serving most other destinations in the system by providing one-stop or connecting service through the hub.

        Regional airlines, such as Atlantic Coast Airlines and SkyWest Airlines, typically operate smaller aircraft on lower-volume routes than major U.S. airlines. In contrast to low-fare airlines, regional airlines generally do not try to establish an independent route system to compete with the major U.S. airlines. Rather, regional airlines typically enter into relationships with one or more major U.S. airlines under which the regional airline agrees to use its smaller aircraft to carry passengers booked and ticketed by the major U.S. airline between a hub of the major airline and a smaller outlying city.

        Low-fare airlines largely developed in the wake of deregulation of the U.S. airline industry in 1978, which permitted competition on many routes for the first time. There are three low-fare major U.S. airlines. Southwest Airlines, the largest low-fare, major U.S. airline, pioneered the low-cost model by operating a single aircraft fleet with high utilization, being highly productive in the use of its people and assets, providing a simplified fare structure and offering only a single class of seating. This enabled Southwest to offer fares that were significantly lower than those charged by other major U.S. airlines.

        During the 1980s, industry consolidation, rapid increases in multi-type aircraft fleets, increases in labor costs and development of the "hub and spoke" system caused the cost structures of the major U.S. airlines to rise substantially. Although a number of low-fare airlines were created during the 1980s, most of them eventually failed, primarily due to under-capitalization or flawed business plans. In the early 1990s, the domestic airline industry suffered substantial financial losses due to adverse economic conditions and reduced demand for air travel. The turmoil in the airline industry in the early 1990s created an opportunity for a new generation of low-fare airlines. Entrepreneurs capitalized on the availability of surplus aircraft, recently unemployed, experienced aviation professionals and airports with unused capacity.

        While Southwest remains the largest low-fare airline today, other low-fare airlines have also been able to offer substantially lower fares than the major U.S. airlines. Low-fare airlines have been able to stimulate demand by attracting fare-conscious leisure and business passengers who might otherwise have used alternative forms of transportation or not traveled at all. As a result, low-fare airlines with an acceptable level of service and frequency have seen a migration of business travelers away from the major U.S. airlines. These trends have contributed to significant growth in the low-fare airline sector, with low fare airline market share doubling in the last five years to over 17% of domestic capacity.

        Recent Developments.    The terrorist attacks on September 11, 2001, in which four U.S. commercial aircraft were hijacked and crashed, dramatically affected the airline industry. U.S. airlines have experienced numerous difficulties in the wake of these tragic events, including but not limited to, a significant drop in demand for air travel, reduced traffic and yields, increased insurance and security costs and liquidity concerns. As a result, several of our East Coast competitors have reduced their capacity, including flights in our current and potential markets. US Airways eliminated its MetroJet operation, which was designed to compete with low-cost, low-fare airlines, such as Southwest and us. Delta Air Lines significantly reduced the capacity of its Delta Express service, which was its low-fare, leisure-oriented service provider in the Northeast and Midwest to Florida. This has provided opportunities for us to introduce new service and increase our number of flights between existing destinations. In November 2002, National Airlines ceased operations which resulted in us initiating our New York-Las Vegas service earlier than originally planned.

        However, in response to the growing market share of low-fare airlines, several major airlines have announced initiatives to meet the increased demand of fare-conscious travelers. Delta Air Lines has announced the creation of a new low-fare subsidiary, which is intended to be more cost-competitive and provide a distinct brand and customer experience. It intends to offer simple, everyday low fares that are one-way and nonrefundable, starting initially on its Northeast to Florida markets. United Air Lines has also announced that it plans to create a separate low-cost airline to become more competitive in the leisure travel market.

        Continuing adverse economic conditions have kept pressure on the airline industry. The major U.S. airlines reported operating losses of $10 billion in each of 2001 and 2002. In response to these adverse financial results, some airlines have been reexamining their traditional business models and have taken actions in an effort to increase profitability, such as reducing capacity, furloughing or terminating employees, limiting service offerings, attempting to renegotiate labor contracts and reconfiguring flight schedules in order to increase aircraft utilization, as well as other efficiency and cost-cutting measures. However, despite these business model adjustments, financial losses have continued and US Airways and United Air Lines filed for Chapter 11 bankruptcy on August 11, 2002 and December 9, 2002, respectively. Additional airline bankruptcies and restructurings may occur, potentially resulting in substantial change in our industry, which could adversely affect our business.

        Other Factors.    Since deregulation of the airline industry in 1978, there has been continuing consolidation in the domestic airline industry. Further consolidation in the industry could result in a greater concentration of assets and resources among the major U.S. airlines. The more recent trend is the formation of marketing alliances. These alliances generally provide for code-sharing, frequent flyer program reciprocity, coordinated flight schedules that provide for convenient connections and other joint marketing activities. These alliances also permit an airline to market flights operated by other alliance airlines as its own. The benefits of broad networks offered to customers, such as the recently announced alliance between Northwest Airlines, Continental Airlines and Delta Air Lines, could attract more customers to these networks. We do not currently participate in any marketing alliances, which could harm our competitive ability. We do not interline or offer joint fares with other airlines, nor do we have any commuter feeder relationships.

        The airline industry also faces competition from ground transportation alternatives. Video teleconferencing and other methods of electronic communication may add a new dimension of competition to the industry as business travelers seek lower-cost substitutes for air travel.

Routes and Schedules

        We currently provide non-stop service from JFK to 17 cities in nine states and one city in Puerto Rico. The following table sets forth our weekday flight schedule from JFK as of February 14, 2003:

Destination	Round Trip Flights Schedule Per Day	Service Commenced
Fort Lauderdale, Florida	14	February 2000
Buffalo, New York	5	February 2000
Tampa, Florida	5	March 2000
Orlando, Florida	8	June 2000
Ontario, California	1	July 2000
Oakland, California	4	August 2000
Rochester, New York	4	August 2000
Burlington, Vermont	2	September 2000
West Palm Beach, Florida	8	October 2000
Salt Lake City, Utah	1	November 2000
Fort Myers, Florida	5	November 2000
Seattle, Washington	1	May 2001
Syracuse, New York	2	May 2001
Denver, Colorado	1	May 2001
New Orleans, Louisiana	1	July 2001
Long Beach, California	5	August 2001
San Juan, Puerto Rico	3	May 2002
Las Vegas, Nevada	3	November 2002

        Later in February 2003, we expect to add a fourth daily flight from JFK to Las Vegas and a sixth daily flight between JFK and Long Beach. We also plan to add two additional round-trip flights between JFK and Oakland and a seventh daily flight to Long Beach by June 2003. We believe we are one of the top two carriers in number of flights flown per day between the New York metropolitan area and Fort Lauderdale, the most-traveled route in the nation as measured by the average number of passengers flown per day.

        The following table sets forth our weekday flight schedule from our West Coast base of operations, Long Beach, as of February 14, 2003, for destinations other than JFK:

Destination	Round Trip Flights Schedule Per Day	Service Commenced
Washington, D.C. (Dulles Airport)	2	May 2002
Oakland, California	7	September 2002
Las Vegas, Nevada	3	October 2002
Salt Lake City, Utah	1	October 2002

        In May 2003, we will initiate from Long Beach three daily round-trip flights to Atlanta, GA and one daily round-trip flight to Fort Lauderdale, along with adding our third round-trip flight between Long Beach and Dulles. In November 2001, we initiated twice-daily non-stop service from Dulles International Airport, near Washington D.C., to Fort Lauderdale. In May 2002, we initiated twice-daily non-stop service from Dulles to Oakland.

        Our objective is to schedule a sufficient number of flights per day on each route to satisfy demand for our low-fare service. Since inception, we have flown over ten million passengers and have become JFK's largest domestic airline measured by passenger boardings. In selecting future markets, we intend to continue to follow this strategy of providing service primarily to underserved markets with high average fares. In addition, we will seek opportunities to offer point-to-point service between our existing cities.

High Quality Customer Service

        We devote a great deal of time and attention to hiring employees who will treat customers in a friendly and respectful manner. The importance of providing caring customer service is also emphasized in training. In addition, our policies and procedures are designed to be customer-friendly. For example:

  •
  all seats are pre-assigned;

  •
  all travel is ticketless;

  •
  our policy is not to overbook flights;

  •
  fares are low and based on one-way travel;

  •
  no Saturday night stay is required; and

  •
  change fees are only $25 per passenger, compared with amounts of $75 to $100 charged by most major U.S. airlines, except in certain markets where our competitors have matched our fee.

        Our focus on customers is also evidenced by our fleet of all new aircraft with roomy leather seats, each equipped with free DIRECTV® and comfortable leg room with 32 inches between rows of seats.

        Our customer commitment is also demonstrated by our exceptional operational performance. For the year ended December 31, 2002, based on our calculations for our data compared to the major U.S. airlines which are required to report such data to the DOT:

  •
  our completion factor of 99.8% was higher than any of the major U.S. airlines, which had an average completion factor of 98.7% according to the DOT;

  •
  our on-time performance of 85.7% was higher than all of the major U.S. airlines, which had an average on-time performance of 82.1% according to the DOT;

  •
  our incidence of delayed, mishandled or lost bags of 2.33 per 1,000 customers was lower than any of the major U.S. airlines, which had an average of 3.84 delayed, mishandled or lost bags per 1,000 customers according to the DOT; and

  •
  our rate of customer complaints to the DOT per 100,000 passengers was 0.43, compared to an average of 1.22 for the major U.S. airlines and second to Southwest Airlines, according to the DOT.

        Customers are responding favorably to our customer-oriented policies, friendly service and reliable operations. In addition to our awards referred to above, we were named the best new airline by Money in October 2001. In January 2002, we were recognized as the Best Overall Airline for onboard service by Onboard Magazine. We also were awarded first prize in the Best Inflight/Onboard Service and Best Onboard Entertainment categories, and second prize in the Best Uniforms category.

Safety and Security

        We are dedicated to ensuring the safety and security of our customers and employees. We have taken numerous measures, voluntarily and as required by regulatory authorities, to increase both the safety and security of our operations since the terrorist attacks of September 11, 2001.

        On November 19, 2001, the President signed into law the Aviation and Transportation Security Act, or the Aviation Security Act, to enhance civil aviation security. This law federalized substantially all aspects of civil aviation security and required, among other things, the creation of the Transportation Security Administration, or the TSA, to oversee all aviation security, and the implementation of certain security measures by airlines and airports, such as the requirement that all passenger bags be screened for explosives. Funding for airline and airport security under the law is primarily provided by a new $2.50 per enplanement ticket tax, with authority granted to the TSA to impose additional fees on the air carriers if necessary to cover additional federal aviation security costs. We are responsible through 2004 for costs in excess of this tax which may not exceed our security costs incurred in 2000. Implementation of the requirements of the Aviation Security Act will result in increased costs for us and our passengers. Although initially placed within the DOT, the TSA will soon be operating under the newly created Department of Homeland Security.

        Since September 11, 2001, we have voluntarily implemented additional security measures, including the following:

  •
  implementation of a systemwide positive bag match program;

  •
  reinforcement of all cockpit doors with bullet-resistant Kevlar and multiple titanium deadbolt locks capable of being opened only from within the cockpit;

  •
  commencement of the installation of four cabin security cameras on each aircraft with a live video feed to the cockpit crew, and when on the ground, to our central operations center at JFK;

  •
  creation of a new officer position, Vice President for Security; and

  •
  construction and the opening of new security screening check points at our JFK terminal.

        In addition to these voluntary measures, we have complied fully with all new FAA and TSA security requirements and will continue to abide by all future security enhancement requirements. We are currently in the process of replacing our cockpit doors with the new FAA-mandated cockpit door design, which we expect to complete prior to the April 9, 2003 deadline.

Marketing and Distribution

        Our primary marketing strategy is to attract new customers by widely communicating our value proposition that low fares and quality air travel need not be mutually exclusive. We market our services through advertising and promotions in newspapers, magazines, television and radio and through targeted public relations and promotional efforts. We have also relied on word-of-mouth to promote our brand.

        We generally run special promotions in coordination with the inauguration of service into new markets. Starting approximately five weeks before the launch of a new route, we typically undertake a major advertising campaign in the target market and local media attention frequently focuses on the introduction of our low fares.

        In order to attract customers to our website, we run promotions that provide discounts to customers who book reservations on www.jetblue.com. The percentage of our total sales booked on our website continues to increase and averaged 63.0% for the year ended December 31, 2002. Our second largest distribution channel is our reservation agents who account for 33.3% of our sales. This distribution mix creates significant cost savings for us and enables us to continue to build loyalty with our customers through increased interaction with them. Effective April 24, 2002, we eliminated commissions to travel agents, following most major airlines, which has not affected our overall bookings.

Customer Loyalty Program

        JetBlue's customer loyalty program, TrueBlue Flight Gratitude, was launched in June 2002 and is an online program designed to reward and recognize our most loyal customers. The program offers incentives to increase travel on JetBlue and provides our customers with additional conveniences and features. TrueBlue members earn points for each one-way trip flown based on the length of the trip. A free round trip award to any JetBlue destination is earned after attaining 100 points within a consecutive twelve-month period. Awards are automatically generated and are valid for one year. Points are accumulated in an account for each member and expire after twelve months.

        We account for our TrueBlue program obligations by recording a liability for the estimated incremental cost of the awards we expect to be redeemed. This method recognizes the average incremental cost to provide round trip transportation to one additional passenger. The estimated incremental cost includes direct passenger costs such as aircraft fuel, insurance, security, food and beverage, reservation costs and claims; it does not include any contribution to overhead or profit. The liability for free travel awards earned but not used was $360,000 at December 31, 2002.

        The number of estimated travel awards outstanding at December 31, 2002 was approximately 34,000 awards and includes an estimate for partially earned awards. The number of travel awards used during 2002 was approximately 470 which represented less than one percent of our total revenue passenger miles for that year. Due to the structure of the program and low level of redemptions as a percentage of total travel, the displacement of revenue passengers by passengers using TrueBlue awards has been minimal.

Pricing

        Our low cost structure allows us to offer simplified, everyday low fares to our customers. We offer a range of fares, including 14-day, 7-day and 3-day advance purchase fares and a "walkup" fare in each of our markets. Our fares increase as the number of days prior to travel decreases, with our highest "walkup" fare generally at approximately twice the amount of our lowest 14-day advance purchase fare. Most major U.S. airlines have numerous fares carrying multiple, complex restrictions in any given market, many of which require a non-refundable advance purchase and a Saturday night stay in order to get lower fares. In contrast, we have only six basic fares. All of our fares are one-way and never require a Saturday night stay. However, our competitors have generally changed their restrictions to match ours in markets in which they compete with us. Our fares must be purchased at the time of reservation and are non-refundable, but any booking can be changed or cancelled prior to departure for only a $25 change fee. Based on published fares at our time of entry, our advance purchase fares have been 30%-40% below those existing in markets prior to our entry, while our "walk-up" fares have been generally 60%-70% below major U.S. airlines' unrestricted "full coach" fares. Our low-fare service in the initial markets served from JFK was designed to stimulate demand and has demonstrated our ability to increase passenger traffic.

Yield Management

        Yield management is an integrated set of business processes that provides us with the ability to understand markets, anticipate customer behavior and respond quickly to opportunities. We use yield management in an effort to maximize passenger revenues by flight, by market and across our entire system while maintaining high load factors.

        The number of seats offered at each fare is established through a continual process of forecasting, optimization and competitive analysis. Generally, past booking history and seasonal trends are used to forecast anticipated demand. These historical forecasts are combined with current bookings, upcoming events, competitive pressures and other factors to establish a mix of fares that is designed to maximize revenue. Like all other major U.S. airlines. we employ a yield management system with sophisticated forecasting and optimization models to rapidly perform the economic tradeoffs required to determine the allocation of the number of seats available at different fares. This ability to accurately adjust seat allocations based on fluctuating demand patterns allows us to balance loads and capture more revenue from existing capacity.

        While our yields were lower than all but one of the major U.S. airlines due to our low fares and higher average passenger trip length, our load factor of 83.0% for the year ended December 31, 2002 was higher than that of any major U.S. airline even though we have a policy of not overbooking our flights. We believe effective yield management has contributed to our strong financial performance and is a key to our continued success.

People

        We believe that one of the factors differentiating us from our competitors is the high-quality service provided to our customers by our employees, whom we refer to as crewmembers. Experience indicates that our customers return not only because we offer low fares, but also because we provide them with a more enjoyable air travel experience. Hiring the best people and treating them as we expect our customers to be treated are essential to achieving this goal.

        Full-time equivalent employees at December 31, 2002, consisted of 509 pilots, 788 flight attendants, 1,262 customer service and ramp operations personnel, 155 technicians, whom others refer to as mechanics, 577 reservation agents and 532 management and other personnel. At December 31, 2002, we employed 3,359 full-time and 652 part-time employees. Our employees are not unionized.

        We enter into an individual employment agreement with each of our FAA-licensed employees, which include pilots, dispatchers and technicians. Each employment agreement is for a term of five years and automatically renews for an additional five-year term unless either the employee or we elect not to renew it by giving notice at least 90 days before the end of the initial term. Pursuant to these agreements, these employees can only be terminated for cause. In the event of a downturn in our business, we are obligated to pay these employees a guaranteed level of employment income and to continue their benefits if they do not obtain other aviation employment. In addition, in the event we are sold to or consolidate with another company, we must request that the successor company place these employees on a preferential hiring list. If such employees are not hired by the successor company, in some cases they will be entitled to a severance payment of up to one year's salary.

        We believe that we carefully select, train and maintain a productive workforce of caring, passionate, fun and friendly people who want to provide our customers with the best flying experience possible. We assist our employees by offering them flexible work hours, job sharing, initial paid training, free uniforms and benefits that begin on the date they start work. We also provide training for our pilots, flight attendants, technicians, customer service agents, dispatchers and reservation agents which emphasizes the importance of safety. Following the September 11, 2001 terrorist attacks, we reinforced our commitment to our employees by not furloughing or terminating any of them.

        Part of our business plan is to reward our people by allowing them to share in our success and align personal successes with those of JetBlue. Our compensation packages include competitive salaries, wages and benefits, profit sharing and an employee stock purchase plan. In addition, a significant number of our employees, including FAA-licensed employees, participate in our stock option plan. We review our compensation packages on a regular basis in an effort to ensure that we remain competitive and are able to hire and retain the best people possible.

Maintenance

        We have an FAA-approved maintenance program, which is administered by our technical operations department. Consistent with our core value of safety, we hire qualified maintenance personnel, provide them with comprehensive training and maintain our aircraft and associated maintenance records in accordance with FAA regulations.

        The maintenance performed on our aircraft can be divided into three general categories: line maintenance, maintenance checks and component overhaul and repair. Line maintenance consists of routine daily and weekly scheduled maintenance checks on our aircraft, including pre-flight, daily, weekly and overnight checks and any diagnostics and routine repairs. Although the majority of our line maintenance is performed by our own technicians, in certain circumstances we subcontract our line maintenance to outside organizations.

        We utilize EADS Aeroframe Services, an affiliate of Airbus, to perform our maintenance checks under the oversight of our personnel. Maintenance checks consist of more complex inspections and servicing of the aircraft that cannot be accomplished during an overnight visit. These checks occur at least every 15 months and can range in duration from a few days to approximately a month, depending on the magnitude of the work prescribed in the particular check. Because all of our aircraft are new, our first scheduled heavy airframe structural inspection is not expected until 2004.

        Component overhaul and repair involves sending certain parts, such as engines, landing gear and avionics, to third party FAA-approved maintenance repair stations for repair or overhaul. We utilize Pratt and Whitney and IHI, two of the joint venture partners who build our engines, for overhaul and repair of our engines. We anticipate that our first heavy engine overhaul will occur in 2003.

Aircraft Fuel

        Fuel costs are our second-largest operating expense. We contract with a third party to provide fuel management services and negotiate with suppliers to provide fuel at the many locations we serve. The following chart summarizes our fuel consumption and costs:

	Years Ended December 31,
	2002	2001	2000
Gallons consumed, in thousands	105,515	55,095	18,340
Total cost, in thousands	$76,271	$41,666	$17,634
Average price per gallon (cents)	72.28	75.63	96.15
Percent of operating expenses	14.4%	14.2%	14.0%

Total cost and average price per gallon each exclude taxes and fueling services.

        Fuel costs are extremely volatile, as they are subject to many global economic and geopolitical factors that we can neither control nor accurately predict. In 2001, we implemented a fuel hedging program under which we enter into crude oil option contracts to partially protect against significant increases in fuel prices. We cannot provide any assurance that our fuel hedging program is sufficient to protect us against significant increases in the price of fuel. Significant increases in fuel costs would have a material adverse effect on our operating results.

LiveTV, LLC

        On September 27, 2002, we purchased all of the membership interests of LiveTV, LLC. LiveTV provides in-flight entertainment systems for commercial aircraft. The primary reason for the acquisition was to control the execution and marketing of an important aspect of our product. LiveTV's assets include the tangible equipment installed on JetBlue aircraft, spare parts in inventory and rights to all the patents and intellectual property used for live in-seat satellite television, XM Satellite Radio service, wireless aircraft data link service, cabin surveillance systems and Internet services. Although LiveTV's major competitors include Rockwell Collins, Thales Avionics, Boeing Connexion and Matsushita Avionics Systems, none of these companies currently offer in-seat live television. However, Delta has announced that Matsushita plans to develop in-seat live satellite TV service for its new Song subsidiary by October 2003.

        LiveTV has a 12-year contract for the sale of certain hardware and installation, programming and maintenance of its live in-seat satellite television system with Frontier Airlines on its Airbus fleet and is pursuing additional customers.

Government Regulation

        General.    We are subject to regulation by the DOT, the FAA, the TSA and other governmental agencies. The DOT primarily regulates economic issues affecting air service such as certification and fitness, insurance, consumer protection and competitive practices. The DOT has the authority to investigate and institute proceedings to enforce its economic regulations and may assess civil penalties, revoke operating authority and seek criminal sanctions. In February 2000, the DOT granted us a certificate of public convenience and necessity authorizing us to engage in air transportation within the United States, its territories and possessions.

        The FAA primarily regulates flight operations, in particular matters affecting air safety, such as airworthiness requirements for aircraft and pilot, mechanic, dispatcher and flight attendant certification. The civil aviation security functions of the FAA were transferred to the TSA under the Aviation Security Act. The FAA requires each airline to obtain an operating certificate authorizing the airline to operate at specific airports using specified equipment. We have and maintain FAA certificates of airworthiness for all of our aircraft, and we have the necessary FAA authority to fly to all of the cities that we currently serve. Like all U.S. certified carriers, we cannot fly to new destinations without the prior authorization of the FAA. The FAA has the authority to modify, suspend temporarily, or revoke permanently, our authority to provide air transportation or that of our licensed personnel, after providing notice and a hearing, for failure to comply with FAA regulations. The FAA can assess civil penalties for such failures or institute proceedings for the imposition and collection of monetary fines for the violation of certain FAA regulations. The FAA can revoke our authority to provide air transportation on an emergency basis, without providing notice and a hearing, where significant safety issues are involved. The FAA monitors our compliance with maintenance, flight operations and safety regulations, maintains onsite representatives and performs frequent spot inspections of our aircraft, employees and records.

        The FAA also has the authority to issue maintenance directives and other mandatory orders relating to, among other things, inspection of aircraft and engines, fire retardant and smoke detection devices, increased security precautions, collision and windshear avoidance systems, noise abatement and the mandatory removal and replacement of aircraft parts that have failed or may fail in the future.

        We believe that we are operating in material compliance with DOT, FAA and TSA regulations and hold all necessary operating and airworthiness authorizations and certificates. In March 2002, we successfully completed our two-year DOT financial, managerial fitness and safety compliance review. We are scheduled to complete our third DOT fitness and safety review by March 2003. A modification, suspension or revocation of any of our DOT or FAA authorizations or certificates could materially adversely affect our business.

        Led by a new Under Secretary of Transportation, the TSA has assumed all civil aviation security responsibilities from the FAA, including passenger and baggage screening, cargo security measures, airport security, assessment and distribution of intelligence and security research and development. The TSA also has law enforcement powers and the authority to issue regulations, including in cases of national emergency, without a notice or comment period. Although initially placed within the DOT, the TSA will soon be operating under the newly created Department of Homeland Security.

        Environmental.    We are subject to various federal, state and local laws relating to the protection of the environment, including the discharge or disposal of materials and chemicals and the regulation of aircraft noise, which are administered by numerous state and federal agencies. Prior to our governmental certification, our projected operations, particularly at JFK, were studied in an FAA environmental assessment. The assessment was conducted for the FAA as part of the issuance of our operating and airworthiness authorizations and certificates, as well as for the DOT in conjunction with the granting of our slot exemption request at JFK. The finding of the assessment was that the environmental impact of our proposed operations would be de minimis.

        The Airport Noise and Capacity Act of 1990 recognizes the right of airport operators with special noise problems to implement local noise abatement procedures as long as those procedures do not interfere unreasonably with the interstate and foreign commerce of the national air transportation system. These restrictions can include limiting nighttime operations, directing specific operational procedures during takeoff and limiting the overall number of aircraft flights at an airport. Long Beach Municipal Airport in Southern California has established an airport noise curfew prohibiting scheduled commercial operations between 10:00 p.m. and 7:00 a.m. This limitation serves to protect the local noise-sensitive communities surrounding the airport. Our scheduled flights at Long Beach Municipal Airport are in full compliance with the noise curfew limits. We do not believe this local ordinance will have a negative effect on our operations. In December 2002, we received notice from the Long Beach City Prosecutor that a misdemeanor criminal complaint was filed against us and two other airlines for violation of the airport's curfew as a result of irregular operations. We are in settlement discussions with the City Prosecutor's office.

        Airport Access.    JFK is one of three airports in the United States subject to the High Density Rule established by the FAA in 1968. The other airports subject to this rule are LaGuardia Airport and

Ronald Reagan Washington National Airport. This rule limits the number of scheduled flights at each of the subject airports during specified periods of time. At JFK, there is a limit on the number of scheduled flights from 3:00 p.m. to 7:59 p.m. During this period, all scheduled commercial aircraft, domestic and international, must possess an FAA-assigned slot or slot exemption in order to either arrive at or depart from JFK. Slots were created as a means of managing congestion at specified airports. A slot is an authorization to take off or land at a designated airport within a specified time period. Slot exemptions were created under the 1994 Federal Aviation Administration Authorization Act to enable qualified air carriers to fill voids in underserved markets and generate needed price competition in specific markets by obtaining access to otherwise slot-restricted airports.

        We are able to operate at JFK throughout the day, including during the restricted slot-controlled period, as a result of the DOT granting our request for 75 daily slot exemptions in September 1999, under the 1994 Federal Aviation Administration Authorization Act. These slot exemptions phased in over a three-year period from the commencement of our operations at a rate of no more than 25 daily slot exemptions per year. Unlike the FAA-assigned slots held by other airlines at JFK, our slot exemptions, while functioning identically to an FAA-assigned slot, may not be sold, leased, rented or pledged. If we fail to maintain our use of a slot exemption, such slot exemption could be subject to forfeiture.

        The only increase in domestic departures that can occur at JFK during the slot period is in the form of regional jet service to small and medium, non-hub airports by airlines currently using fewer than 20 slots, which were legislatively exempt from the High Density Rule. These airlines are eligible to receive, as we did, slot exemptions under the 1994 Federal Aviation Administration Authorization Act, as modified by the Wendell H. Ford Aviation Investment and Reform Act for the 21st Century, signed into law in April 2000. The DOT and/or Congress could take action, administratively or legislatively, that could adversely impact our ability to operate at JFK. Under current law, federal slot restrictions are scheduled to be eliminated at LaGuardia and JFK on January 1, 2007.

        Long Beach Municipal Airport is also a slot-controlled airport. However, the slot regime at Long Beach Municipal Airport is not federally mandated, but rather is a result of a 1995 court settlement. Under the settlement, there are a total of 41 daily non-commuter departure slots and a single slot is required for every commercial departure. Unlike several of the airports subject to the federal High Density Rule, there are no plans to eliminate slot restrictions at the Long Beach Municipal Airport. In May 2001, we applied for, and were granted, the 27 daily departure slots then unallocated at Long Beach Municipal Airport. For each slot, we were required to provide the airport with a $10,000 security deposit. We must also pay an additional $5,000 per slot for each 90-day period after November 28, 2001, for each unused slot or those slots will be forfeited. All deposits for a given slot are refundable after six continuous months of slot utilization. Under the terms of our slot allocation from the city of Long Beach, we have until June 1, 2003 to utilize all 27 slots or each unused slot and the deposits associated with them are subject to forfeiture. Currently, we operate 18 daily roundtrip flights from Long Beach Municipal Airport and pay refundable security deposits on the remaining nine unused slots. Of the 14 remaining non-commuter slots not assigned to us, nine are used for domestic passenger service to two cities and five are used by air cargo operators. Until such time as we use the slots that were allocated to us, our slots remain available for other carriers to use on a temporary basis.

        In February 2002, American Airlines requested four permanent slots from the City of Long Beach to initiate new service to both New York City and Chicago. In its request to the City of Long Beach, American indicated it would not accept slots for a temporary period of time pending the slots being called up for use by the slot holder of record, as the governing regulations permit. American indicated that, in its opinion, such regulations are contrary to federal law. If American is not satisfied with the actions of the City of Long Beach with respect to slot allocations, American has stated that it may pursue legal action against the City of Long Beach. The laws of the City of Long Beach, under which we obtained and hold our 27 slots, guarantee our access to all 27 slots so long as we continue our timely quarterly payments on slots that are unused through May 2003. Although we believe that we will be able to maintain our unused slots until May 2003, we cannot predict the outcome of any legal action aimed at overturning the slot laws of the City of Long Beach. In addition, in March 2002, Alaska Airlines formally requested three slots, beginning in September, for proposed flights between Long Beach and Seattle. Other airlines may make similar requests. In June 2002, American Airlines began two daily nonstop roundtrip flights between Long Beach and each of Chicago O'Hare International Airport and JFK. These flights are being operated with temporary slots awarded by the airport manager, in lieu of the four permanent slots requested by American, and the temporary slots expire on March 6, 2003, at which time the slots revert to JetBlue. American Airlines has appealed the airport manager's decision not to award it permanent slots and has reiterated its willingness to litigate the matter. Alaska Airlines was also informed that its request for three permanent slots would not be granted and it was recently awarded three commuter slots for service to Seattle, which began in October 2002. Settlement negotiations are presently underway among the parties and we cannot assure you that we will be able to maintain all our slots.

        Our slot exemptions at JFK and our departure slots at Long Beach offer us advantageous access to otherwise restricted facilities. At JFK, there are a finite number of slots held by incumbent airlines. If a carrier does not hold a slot, slot access to JFK can only be obtained through an agreement with a willing incumbent carrier holding unused slots and on terms the incumbent carrier dictates. During our formation, we found there were in fact no slots available at JFK on commercially reasonable terms. Further, while slot exemption access remains available for carriers meeting specific criteria, we believe this is not a likely way for a competitor to gain meaningful access to JFK. Consequently, through both our grant of JFK slot exemptions and our obtaining all of the unused slots at Long Beach, we have gained critical access to restricted airports centrally located in the nation's two largest metropolitan areas.

        Foreign Ownership.    Under federal law and the DOT regulations, we must be controlled by United States citizens. In this regard, our president and at least two-thirds of our board of directors must be United States citizens and not more than 25% of our outstanding common stock may be voted by non-U.S. citizens. We are currently in compliance with these ownership provisions.

        Other Regulations.    All air carriers are also subject to certain provisions of the Communications Act of 1934 because of their extensive use of radio and other communication facilities, and are required to obtain an aeronautical radio license from the Federal Communications Commission, or the FCC. To the extent we are subject to FCC requirements, we will take all necessary steps to comply with those requirements.

        Our operations may become subject to additional federal requirements in the future under certain circumstances. For example, our labor relations are covered under Title II of the Railway Labor Act of 1926 and are subject to the jurisdiction of the National Mediation Board. In addition, during a period of past fuel scarcity, air carrier access to jet fuel was subject to allocation regulations promulgated by the Department of Energy. We are also subject to state and local laws and regulations at locations where we operate and the regulations of various local authorities that operate the airports we serve.

        Future Regulation.    Congress, the DOT, the FAA and other governmental agencies have under consideration, and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, our operations, ownership and profitability. We cannot predict what other matters might be considered in the future by the FAA, the DOT or Congress, nor can we judge what impact, if any, the implementation of any future proposals or changes might have on our business.

        Civil Reserve Air Fleet.    We are a participant in the Civil Reserve Air Fleet Program which permits the United States Department of Defense to utilize our aircraft during national emergencies when the need for military airlift exceeds the capability of military aircraft. By participating in this program, we are eligible to bid on and be awarded peacetime airlift contracts with the military. Recently the Department of Defense implemented the Stage One activation of the Civil Reserve Air Fleet program as part of its preparation for potential war with Iraq. No JetBlue aircraft were affected by this.

Risks Related to JetBlue

        Our failure to successfully implement our growth strategy could harm our business.

        Our growth strategy involves increasing the frequency of flights to markets we currently serve, expanding the number of markets served, increasing flight connection opportunities and successfully establishing Long Beach Municipal Airport as our West Coast base of operations. Achieving our growth strategy is critical in order for our business to achieve economies of scale and to sustain or increase our profitability. Increasing the number of markets we serve depends on our ability to access suitable airports located in our targeted geographic markets in a manner that is consistent with our cost strategy. Operating only one aircraft type, the A320, is cost-efficient but it limits our ability to fly to markets too small to support a 162-seat aircraft operation and add frequency to smaller markets. We will also need to obtain additional gates at some of our existing destinations. Any condition that would deny, limit or delay our access to airports we seek to serve in the future will constrain our ability to grow. Opening new markets requires us to commit a substantial amount of resources, even before the new services commence. Expansion will also require additional skilled personnel, equipment and facilities. An inability to hire and retain skilled personnel or to secure the required equipment and facilities efficiently and cost-effectively may affect our ability to achieve our growth strategy. Other airlines have tried to establish a presence at Long Beach and have failed. We cannot assure you that we will be able to successfully expand our existing markets or establish new markets, and our failure to do so could harm our business.

        We have a significant amount of fixed obligations and we will incur significantly more fixed obligations which could hurt our ability to meet our strategic goals.

        As of December 31, 2002, our debt of $712 million accounted for 63.2% of our total capitalization. All of our long-term and short-term debt has floating interest rates. In addition to long-term debt, we have a significant amount of other fixed obligations under operating leases related to our aircraft, airport terminal space, other airport facilities and office space. As of December 31, 2002, future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year were approximately $290 million for 2003 through 2007 and an aggregate of $379 million for the years thereafter.

        As of December 31, 2002, after reflecting a February 2003 amendment, we had commitments of approximately $1.86 billion to purchase 49 additional aircraft over the next five years, including estimated amounts for contractual price escalations. We will incur additional debt and other fixed obligations as we take delivery of new aircraft and other equipment and continue to expand into new markets. We typically finance our aircraft through either secured debt or lease financing. We have arranged financing for our first five deliveries scheduled for 2003. Although we believe that debt and/or lease financing should be available for the remaining 44 firm aircraft deliveries, we cannot assure you that we will be able to secure such financing on terms acceptable to us or at all.

        Our high level of debt and other fixed obligations could:

  •
  impact our ability to obtain additional financing to support capital expansion plans and for working capital and other purposes on acceptable terms or at all;
  •
  divert substantial cash flow from our operations and expansion plans in order to service our fixed obligations;
  •
  require us to incur significantly more interest or rent expense than we currently do, since all of our debt has floating interest rates and five of our aircraft leases have variable-rate rent;

  •
  place us at a possible competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.

        Our ability to make scheduled payments on our debt and other fixed obligations will depend on our future operating performance and cash flow, which in turn will depend on prevailing economic and political conditions and financial, competitive, regulatory, business and other factors, many of which are beyond our control. We cannot assure you that we will be able to generate sufficient cash flow from our operations to pay our debt and other fixed obligations as they become due, and our failure to do so could harm our business. If we are unable to make payments on our debt and other fixed obligations, we could be forced to renegotiate those obligations or obtain additional equity or debt financing. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our growth strategy. We cannot assure you that our renegotiation efforts would be successful or timely or that we could refinance our obligations on acceptable terms, if at all.

        Because we have a limited operating history, it is difficult to evaluate an investment in our common stock.

        We were incorporated in August 1998 and began flight operations in February 2000. It is difficult to evaluate our future prospects and an investment in our common stock because of our limited operating history. Our prospects are uncertain and must be considered in light of the risks, uncertainties and difficulties frequently encountered by companies in the early stage of operations. Historically, there has been a high failure rate among start-up airlines. Our future performance will depend on our ability to implement our growth strategy, react to customer and market demands, maintain adequate control of our expenses and maintain the safety and security of our operations. We cannot assure you that we will successfully address any of these factors, and our failure to do so could harm our business.

  Our results of operations will fluctuate.

        We expect our quarterly operating results to fluctuate in the future based on changes in aircraft fuel and security costs and the timing and amount of maintenance and advertising expenditures. In addition, seasonal variations in weather and traffic affect our operating results from quarter to quarter. The highest levels of traffic and revenue on our routes to and from Florida are generally realized from October through April and on our western routes during the summer. Given our high proportion of fixed costs, this seasonality affects our profitability from quarter to quarter. Many of our areas of operations in the Northeast experience bad weather conditions in the winter, causing increased costs associated with deicing aircraft, cancelled flights and accommodating displaced passengers. Our Florida routes experience bad weather conditions in the summer and fall due to thunderstorms and hurricanes. Due to our geographic area of operations, we are more susceptible to adverse weather conditions along the East Coast than some of our competitors, who may be better able to spread weather-related risks over larger route systems. As we enter new markets, we could be subject to additional seasonal variations.

        Due to the factors described above, quarter-to-quarter comparisons of our operating results may not be good indicators of our future performance. In addition, it is possible that in any future quarter our operating results could be below the expectations of investors and any published reports or analyses regarding JetBlue. In that event, the price of our common stock could decline, perhaps substantially.

  Our maintenance costs will increase as our fleet ages.

        Because the average age of our aircraft is 15.5 months, our aircraft require less maintenance now than they will in the future. We also currently incur lower maintenance expenses because most of the parts on our aircraft are under multi-year warranties. Our maintenance costs will increase on an absolute basis, on a per seat mile basis and as a percentage of our operating expenses, as our fleet ages and these warranties expire. Although we cannot accurately predict how much our maintenance costs will increase in the future, we expect that they will increase significantly.

        If we are unable to attract and retain qualified personnel at reasonable costs or fail to maintain our company culture, our business will be harmed.

        Our business is labor intensive, with labor costs representing 30.6% of our operating expenses for the year ended December 31, 2002. We expect salaries, wages and benefits to increase on a gross basis and these costs could increase as a percentage of our overall costs, which could harm our business. Our expansion plans will require us to hire, train and retain a significant number of new employees in the future. From time to time, the airline industry has experienced a shortage of personnel licensed by the FAA, especially pilots and mechanics. We compete against the major U.S. airlines for labor in these highly skilled positions. Many of the major U.S. airlines offer wage and benefit packages that exceed our wage and benefit packages. As a result, in the future, we may have to significantly increase wages and benefits in order to attract and retain qualified personnel or risk considerable employee turnover. If we are unable to hire, train and retain qualified employees at a reasonable cost, we may be unable to complete our expansion plans and our business could be harmed.

        In addition, as we hire more people and grow, we believe it may be increasingly challenging to continue to hire people who will maintain our company culture. One of our principal competitive strengths is our service-oriented company culture that emphasizes friendly, helpful, team-oriented and customer-focused employees. Our company culture is important to providing high quality customer service and having a productive workforce that helps keep our costs low. As we grow, we may be unable to identify, hire or retain enough people who meet the above criteria, and our company culture could otherwise be adversely affected by our growing operations and geographic diversity. If we fail to maintain the strength of our company culture, our competitive ability and business may be harmed.

  Our failure to properly integrate LiveTV, LLC could harm our business.

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
  •
  inability to maintain consistent standards, controls, policies and procedures; and
  •
  insufficient experience in entering into new product or technology markets.

        Our failure to properly integrate the operations of LiveTV could harm our business.

  Our failure or inability to enforce our patents could harm our business.

        One of the unique features of our fleet is the free live television we provide at every seat which was developed by LiveTV, which we now own. We have certain federal patents which are important to maintaining our competitive position in providing this unique product to our customers in-flight. Therefore, we intend to devote the appropriate resources to the protection of our proprietary rights over this developed technology. The protective actions that we take may not be enough to prevent imitation by others, which could harm our business. Although we are not aware of anyone else who has developed comparable live satellite TV technology, Delta has announced that, in conjunction with Matsushita Avionics Systems, it intends to provide a similar product to Delta's new low cost subsidiary by October 2003. Matsushita or others may succeed in these efforts without violating our patent rights or intellectual property.

        We may be subject to unionization, work stoppages, slowdowns or increased labor costs.

        Unlike most airlines, we have a non-union workforce. If our employees unionize, it could result in demands that may increase our operating expenses and adversely affect our profitability. Each of our different employee groups could unionize at any time and require separate collective bargaining agreements. If any group of our employees were to unionize and we were unable to reach agreement on the terms of their collective bargaining agreement or we were to experience widespread employee dissatisfaction, we could be subject to work slowdowns or stoppages. In addition, we may be subject to disruptions by organized labor groups protesting our non-union status. Any of these events would be disruptive to our operations and could harm our business.

  Our lack of a marketing alliance could harm our business.

        Many airlines have marketing alliances with other airlines, under which they market and advertise their status as marketing alliance partners. Among other things, they share the use of two-letter flight designator codes to identify their flights and fares in the computerized reservation systems and permit reciprocity in their frequent flyer programs. We are not a member of any marketing alliance. Our lack of a marketing alliance could harm our business and competitive ability.

        If we fail to comply with financial covenants, some of our financing agreements may be terminated.

        Under some of our financing agreements, we are required to comply with specified financial covenants. We cannot assure you that we will be able to comply with these covenants or provisions or that these requirements will not limit our ability to finance our future operations or capital needs. Our inability to comply with the required financial maintenance covenants or provisions could result in a default under these financing agreements and would result in a cross default under our other financing agreements. In the event of any such default and our inability to obtain a waiver of the default, all amounts outstanding under the agreements could be declared to be immediately due and payable. If we did not have sufficient available cash to pay all amounts that become due and payable, we would have to seek additional debt or equity financing, which may not be available on acceptable terms, or at all. If such financing were not available, we would have to sell assets in order to obtain the funds required to make accelerated payments or risk our aircraft becoming subject to repossession, which could harm our business.

        We are subject to the risks of having a sole supplier for our aircraft, engines and a key component of our in-flight entertainment system.

        One of the elements of our business strategy is to operate only one type of aircraft equipped with one type of engine. After extensive research, we chose the Airbus A320 because of its reliability, advanced technology and wide cabin space and the IAE International Aero Engines V2527-A5 engine for its reliability and fuel efficiency. Our dependence on a single type of aircraft and engine for all of our flights makes us particularly vulnerable to any problems associated with the Airbus A320 or the IAE V2527-A5 engine, including design defects, mechanical problems or adverse perception by the public that would result in customer avoidance or an inability of us to be able to operate our aircraft.

        If either Airbus or IAE were unable to perform its contractual obligations, we would have to find another supplier for our aircraft or engines. Boeing is the only other manufacturer from whom we could purchase alternate aircraft. If we had to purchase aircraft from Boeing, we could lose the benefits described above and we cannot assure you that any replacement aircraft would have the same operating advantages as the Airbus A320. In addition, we cannot assure you that we could purchase engines that would be as reliable and efficient as the V2527-A5, or that we could purchase aircraft or engines in the same time frame as currently expected or at comparable prices. We would incur substantial transition costs, including costs associated with retraining our employees and replacing our manuals. Our operations could also be harmed by the failure or inability of Airbus or IAE to provide sufficient parts or related support services on a timely basis.

        One of the unique features of our fleet is that every seat in each of our aircraft is equipped with free LiveTV, a direct 24-channel satellite TV service. An integral component of the system is the antenna, which is supplied to us by EMS Technologies, Inc. We do not know of any other company that could provide us with this equipment and if EMS were to stop supplying us with its antennas for any reason, we could lose one of the unique services that differentiates us from our competitors, and we might have to incur significant costs to procure an alternate supplier.

        Our business is heavily dependent on the New York market and a reduction in demand for air travel in this market would harm our business.

        Our growth has focused and, at least in the near-term, will continue to focus, on adding flights to and from our primary base of operations at JFK in New York City. As of February 14, 2003, out of a total of 180 daily flights, 146 of our flights had JFK as either their destination or origin. As a result, we remain highly dependent upon the New York market. Our business would be harmed by any circumstances causing a reduction in demand for air transportation in the New York metropolitan area, such as adverse changes in local economic conditions, negative public perception of the city, significant price increases linked to increases in airport access costs and fees imposed on passengers or the impact of past or future terrorist attacks.

        If we fail to use certain airport slots and slot exemptions, we may be required to forfeit these slots and the deposits we paid to hold them.

        The DOT granted us 75 daily takeoff and landing slot exemptions at JFK in 1999. A slot is an authorization to take off or land at a designated airport within a specified time period. Unlike a slot, our exemption from slot authorization requirements may not be sold, leased, rented or pledged. These slot exemptions phased in at the rate of up to 25 daily slots per year over three years ending in February 2003. If we fail to maintain our use of a slot exemption, such slot exemption could be subject to forfeiture. Since JFK is our principal base of operations, our failure to maintain our slot exemptions at JFK could harm our business.

        In May 2001, the City of Long Beach granted us the 27 remaining available daily non-commuter departure slots at Long Beach Municipal Airport. We currently use 18 slots and must use all of the slots by June 2003 or the unused slots and the deposits associated with them will be forfeited. Until such time as we use slots that were allocated to us, our slots remain available for other carriers to use on a temporary basis. American Airlines has requested and been granted temporary use of four of our slots by the City of Long Beach. In addition, a request by Alaska Airlines for three slots was denied. Settlement negotiations are presently underway among the parties and we cannot assure you that we will be able to maintain all of our slots.

  We may face increased competition at JFK which could harm our business.

        Our primary base of operations is JFK, an airport that has traditionally attracted considerably less attention from our competitors for domestic flight activity than either LaGuardia Airport or Newark International Airport because of an industry perception that JFK is primarily an international airport and that the commuting distance from Manhattan to JFK is too far to attract domestic travelers. We disagreed with this perception of JFK and believe that the operational efficiencies associated with conducting our principal base of operations from JFK have contributed to our profitability.

        As a result of our positive experience at JFK, it is possible that our competitors will follow our strategy. Airlines already established at JFK could increase their existing presence at JFK with a greater emphasis on low-fare domestic travel. One example is Delta's recent announcement to launch a low-fare airline service which intends to provide non-stop service from all three New York area airports, including JFK, to key Florida leisure markets. Other airlines that do not currently have a presence at JFK could try to gain a presence at JFK by seeking slot exemptions from the DOT as we did or purchasing or leasing slots from other airlines. In addition, airlines using fewer than 20 slots or providing regional jet service to small and medium, non-hub airports could easily obtain slot exemptions from the DOT, since such airlines are expressly exempted under the federal rule creating slot restrictions. The requirement to obtain slots or slot exemptions at JFK will expire in 2007, further opening the door to potential competition. In addition, gates are available at JFK, which could create more opportunities for our competitors to increase or establish their presence at JFK. An increase in the amount of direct competition we face at JFK, LaGuardia or Newark, or an increase in congestion and delays at JFK could harm our business.

        We may be unable to renew or replace our permit at JFK, our principal base of operations.

        We currently operate from Terminal 6 at JFK under an expired permit from the Port Authority of New York and New Jersey. Our permit could be terminated at any time upon 30 days' notice and alternate gate space may not be available on favorable terms, or at all. Although we are in the process of finalizing a long-term lease agreement through November 2006 with the Port Authority, we cannot assure you that we will be able to execute a lease agreement. Since JFK is our principal base of operations, our inability to maintain an adequate number of gates would harm our business.

  Our business could be harmed if we lose the services of our key personnel.

        Our business depends upon the efforts of our Chief Executive Officer, David Neeleman, our President and Chief Operating Officer, David Barger, and a small number of management and operating personnel. We maintain key-man life insurance on Messrs. Neeleman and Barger, which may not be sufficient to cover the costs of recruiting and hiring a replacement chief executive officer or president, much less the loss of their services. We may have difficulty replacing management or other key personnel who leave and, therefore, the loss of the services of any of these individuals could harm our business.

        Our employment agreements with our FAA-licensed personnel provide that we can only terminate these employees for cause and, as a result, it may be difficult to reduce our labor costs during an economic downturn, which could harm our business.

        Our employment agreements with our FAA-licensed personnel, including pilots, technicians and dispatchers, provide that these employees can only be terminated for cause. Each employment agreement is for a term of five years and automatically renews for an additional five-year term unless either the employee or we elect not to renew it by giving notice at least 90 days before the end of the initial term. In the event of a downturn in our business, we are obligated to pay these employees a significant portion of their employment income and to continue their benefits if they do not obtain other aviation employment. As a result, it may be difficult for us to reduce our labor costs during an economic downturn, and our inability to do so could harm our business.

        Our lack of an established line of credit or borrowing facility makes us highly dependent upon our operating cash flows.

        We have no lines of credit, other than a short-term borrowing facility for certain aircraft predelivery deposits, and rely primarily on operating cash flows to provide working capital. Unless we secure a line of credit, borrowing facility or equity financing, we will be dependent upon our operating cash flows to fund our operations and to make scheduled payments on our debt and other fixed obligations. If we fail to generate sufficient funds from operations to meet these cash requirements or are unable to secure a line of credit, other borrowing facility or equity financing, we could default on our debt and other fixed obligations. Our inability to meet our obligations as they become due would materially restrict our ability to grow and seriously harm our business and financial results.

        Our inability to obtain approval to operate more aircraft from the FAA and the DOT would materially restrict our growth.

        We must obtain the approval of the FAA and the DOT to operate aircraft domestically. We currently have approval from the FAA and the DOT to operate 40 aircraft through May 2003. Our growth plans and aircraft purchase commitments contemplate operating considerably more than 40 aircraft. We have submitted an application to the DOT for authorization to increase the size of our fleet beyond 40 aircraft. This application will be based on a demonstration of our financial and managerial fitness and safety compliance for expanded operations. We cannot assure you that such authorization will be granted to us. The failure of the FAA and the DOT to grant us approval to operate additional aircraft would materially restrict our ability to grow and to increase revenues and cash flow.

Risks Associated with the Airline Industry

        The airline industry tends to experience adverse financial results during general economic downturns and recent airline financial results may lead to significant changes in our industry.

        Since a substantial portion of airline travel, for both business and leisure, is discretionary, the industry tends to experience adverse financial results during general economic downturns. The airline industry has been experiencing a decline in traffic, particularly business traffic, due to slower general economic conditions beginning in 2000 and more recently, from the lingering impact of the terrorist attacks of September 11, 2001. The industry experienced record losses for the year ended 2001 and the major U.S. airlines reported net losses of more than $11 billion in 2002.

        In response to these adverse financial results, some airlines have been reexamining their traditional business models and have taken actions in an effort to increase profitability, such as reducing capacity and rationalizing fleet types, furloughing or terminating employees, limiting service offerings, attempting to renegotiate labor contracts and reconfiguring flight schedules, as well as other efficiency and cost-cutting measures. However, despite these business model adjustments, financial losses have continued and US Airways and United Air Lines filed for Chapter 11 bankruptcy protection in 2002. Additional airline bankruptcies and restructurings may occur, potentially resulting in substantial change in our industry, which could adversely affect our business.

        The 2001 terrorist attacks seriously harmed our industry and the increased risk of additional attacks or military involvement in Iraq, the Middle East or other regions may harm our industry in the future.

        The terrorist attacks of September 11, 2001 and their aftermath have negatively impacted the airline industry. The primary effects experienced by the airline industry included substantial loss of passenger traffic and revenue, increased security and insurance costs, increased concerns about future terrorist attacks, airport delays due to heightened security, and significantly reduced yields due to the drop in demand for air travel. Industry-wide demand for air travel has increased but has not yet returned to pre-September 2001 levels.

        Additional terrorist attacks, the fear of such attacks, increased hostilities or military involvement in Iraq, the Middle East or other regions could negatively impact the airline industry, and result in further decreased passenger traffic and yields, increased flight delays or cancellations associated with new government mandates, as well as increased security, fuel and other costs. We cannot assure you that these events will not harm our industry or our business.

  Increases in fuel costs would harm our business.

        Fuel costs constitute a significant portion of our total operating expenses (14.4% for the year ended December 31, 2002). Significant increases in fuel costs would harm our financial condition and results of operations. We estimate that for 2002, a one cent increase in the price per gallon of fuel expense would have increased our fuel expense by $1.06 million.

        Historically, fuel costs have been subject to wide price fluctuations based on geopolitical issues and supply and demand. Fuel availability is also subject to periods of market surplus and shortage and is affected by demand for both home heating oil and gasoline. Because of the effect of these events on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. In the event of a fuel supply shortage, higher fuel prices or the curtailment of scheduled service could result. Some of our competitors may have more leverage than we do in obtaining fuel. We cannot assure you that increases in the price of fuel can be offset by higher fares. In addition, although we implemented a fuel hedging program in 2001, under which we enter into crude oil option contracts to partially protect against significant increases in fuel prices, our fuel hedging program does not protect us against ordinary course price increases and is limited in fuel volume and duration. We cannot assure you that our fuel hedging program is sufficient to protect us against increases in the price of fuel due to inadequate fuel supplies or otherwise.

        Airlines are often affected by factors beyond their control, including weather conditions, traffic congestion at airports and increased security measures, any of which could harm our operating results and financial condition.

        Like other airlines, we are subject to delays caused by factors beyond our control, including adverse weather conditions, air traffic congestion at airports and increased security measures. Delays frustrate passengers, reduce aircraft utilization and increase costs, all of which negatively affect profitability. During periods of fog, snow, rain, storms or other adverse weather conditions, flights may be cancelled or significantly delayed. Cancellations or delays due to weather conditions, traffic control problems and breaches in security could harm our operating results and financial condition.

        Changes in government regulations imposing additional requirements and restrictions on our operations could increase our operating costs and result in service delays and disruptions.

        Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, that involve significant compliance costs. In the last several years, Congress has passed laws, and the DOT and the FAA have issued regulations relating to the operation of airlines that have required significant expenditures. We expect to continue to incur expenses in connection with complying with government regulations. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. If adopted, these measures could have the effect of raising ticket prices, reducing revenue and increasing costs. We cannot assure you that these and other laws or regulations enacted in the future will not harm our business.

        The airline industry is characterized by low profit margins and high fixed costs, and we may be unable to compete effectively against other airlines with greater financial resources or lower operating costs.

        The airline industry is characterized generally by low profit margins and high fixed costs, primarily for personnel, aircraft fuel, debt service and rent. The expenses of an aircraft flight do not vary significantly with the number of passengers carried. As a result, a relatively small change in the number of passengers or in pricing could have a disproportionate effect on an airline's operating and financial results. Accordingly, a minor shortfall in expected revenue levels could harm our business.

        In addition, the airline industry is highly competitive and is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats. We currently compete with other airlines on all of our routes. Many of these airlines are larger and have greater financial resources and name recognition or lower operating costs or both than we do. Some of these competitors have chosen to add service, reduce their fares or both, in some of our markets following our entry. Therefore, we may be unable to compete effectively against other airlines that introduce service or discounted fares in the markets that we serve which could harm our business.

        Our insurance costs have increased substantially as a result of the September 11th terrorist attacks, and further increases in insurance costs would harm our business.

        Following the September 11th terrorist attacks, aviation insurers dramatically increased airline insurance premiums and significantly reduced the maximum amount of insurance coverage available to airlines for liability to persons other than passengers for claims resulting from acts of terrorism, war or similar events to $50 million per event and in the aggregate. In light of this development, under the Stabilization Act, the government has provided domestic airlines with excess war risk coverage above $50 million up to $3.0 billion per event.

        In December 2002, via authority granted to it under the Homeland Security Act of 2002, the government expanded its insurance program such that airlines could elect either the government's excess third-party coverage or for the government to become the primary insurer for all war risks coverage. While the Homeland Security Act of 2002 authorized the government to offer both policies through August 31, 2003, the current policies are in effect until April 14, 2003. We cannot assure you that any extension will occur, or if it does, how long the extension will last. It is expected that should the government stop providing war risk coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government. Significant increases in insurance premiums would harm our financial condition and results of operations.

  Substantial consolidation in the airline industry could harm our business.

        In recent years, and particularly since its deregulation in 1978, the airline industry has undergone substantial consolidation, and it may undergo additional consolidation in the future. Recent economic conditions and airline financial losses may contribute to further consolidation within our industry. Any consolidation or significant alliance activity within the airline industry could increase the size and resources of our competitors, which, in turn, could adversely affect our ability to compete.

        Our reputation and financial results could be harmed in the event of an accident or incident involving our aircraft.

        An accident or incident involving one of our aircraft could involve repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service, and significant potential claims of injured passengers and others. We are required by the DOT to carry liability insurance. Although we believe we currently maintain liability insurance in amounts and of the type generally consistent with industry practice, the amount of such coverage may not be adequate and we may be forced to bear substantial losses from an accident. Substantial claims resulting from an accident in excess of our related insurance coverage would harm our business and financial results. Moreover, any aircraft accident or incident, even if fully insured, could cause a public perception that we are less safe or reliable than other airlines, which would harm our business.

ITEM 2. PROPERTIES

Aircraft

        As of December 31, 2002, we operated a fleet consisting of 37 Airbus A320 aircraft, each powered by two IAE International Aero Engines V2527-A5 engines as follows:

Aircraft	Seating Capacity	Owned	Operating Leased	Total	Average Age in Months
Airbus A320	162	21	16	37	15.5

        Our aircraft leases expire as follows: one in 2009, one in 2010, two in 2012, four in 2013, two in 2018, two in 2019, one in 2020 and three in 2022. All 21 owned aircraft are subject to secured debt financing. We have taken delivery of three aircraft in 2003, two of which have begun scheduled service. Two were financed through 20-year sale and leaseback transactions and one was leased under a 12-year operating lease. We have arranged financing for three of the remaining 12 aircraft to be delivered in 2003.

        As of December 31, 2002, after reflecting a February 2003 amendment, we have firm purchase orders with AVSA, S.A.R.L., an affiliate of Airbus Industrie, for 49 Airbus A320 aircraft and options to acquire 26 additional aircraft, which are scheduled for delivery (on a relatively even basis during each year) through 2008 as follows:

Year	Firm	Option	End of Year Cumulative Total Fleet(1)
2003	14	—	52
2004	13	1	66
2005	12	2	80
2006	5	7	92
2007	5	7	104
2008	—	9	113

Total	49	26

(1)
Assumes all options are exercised and includes one aircraft we leased in February 2003.

        In addition, we have purchase rights to acquire 19 additional aircraft when we exercise our options, which would allow us to purchase these additional aircraft under the same terms as the aircraft on order. If we exercise all of our current options and purchase rights, we would have a fleet of 132 aircraft.

Facilities

        We lease all of our facilities at each of the airports we serve. Our leases for our terminal passenger service facilities, which include ticket counter and gate space, operations support area and baggage service offices, generally have a term ranging from less than one year to six years, and contain provisions for periodic adjustments of lease rates. We also are responsible for maintenance, insurance and other facility-related expenses and services. We have also entered into use agreements at each of the airports we serve that provide for the non-exclusive use of runways, taxiways and other facilities. Landing fees under these agreements are based on the number of landings and weight of the aircraft.

        Our principal base of operations is Terminal 6 at JFK. Prior to November 2001, we shared the terminal with United Air Lines and America West Airlines, both of whom have relocated to different terminals at JFK. We now have operational control of Terminal 6 under a one-year permit with the

Port Authority of New York and New Jersey, which expired in November 2002 and can be terminated at any time upon 30 days' notice. In June 2002, the Port Authority approved the terms of a lease agreement with us through November 2006 for the use of Terminal 6 and the adjoining ramp area. We are in the process of finalizing the lease agreement with the Port Authority, which should be executed in the near future. Under the terms of the proposed lease agreement, we will continue to have use of up to 10 of the 13 gates at Terminal 6 which will allow us to operate up to 90 round-trip flights per day through JFK. In time, we anticipate using the remaining three gates. Together with the Port Authority, we intend to further upgrade the facilities, including the concessions.

        In connection with the commencement of our operations at Long Beach Municipal Airport, we have made a significant investment, along with the City of Long Beach, to improve roadways, parking, ticket counters, gate facilities, concessions and support space. We believe this investment will further support our expansion into Southern California.

        Our primary corporate offices are located in Forest Hills, New York, where we lease space under a lease that expires in 2012. Our operations staff is based primarily at JFK and our finance and scheduling departments are based in Darien, Connecticut. In addition, we lease two buildings at JFK where we store aircraft spare parts and passenger supplies. We also rent, on a month-to-month permit, a hangar at JFK to perform overnight maintenance on our aircraft. We are in discussions with the Port Authority to construct new hangar space and a new terminal at JFK.

        Our office in Salt Lake City, Utah contains a core team of employees who are responsible for group sales, customer service and at-home reservation agent supervision as well as revenue management and credit card fraud. In keeping with our commitment to innovation, the majority of our reservation agents work out of their homes and are linked to our reservations system through personal computers.

ITEM 3. LEGAL PROCEEDINGS

        In the ordinary course of our business, we are party to various legal proceedings and claims, which we believe are incidental to the operation of our business. We believe that the outcome of the proceedings to which we are currently a party will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the fourth quarter of 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Certain information concerning JetBlue's executive officers as of February 14, 2003 follows. There are no family relationships between any of JetBlue's executive officers.

        David Neeleman, age 43, is our Chief Executive Officer and a member of our board of directors. He has served in both capacities since August 1998. Mr. Neeleman was recently elected Chairman of the Board to become effective at our Annual Meeting currently scheduled for May 21, 2003. Mr. Neeleman was a co-founder of WestJet and from 1996 to 1999 served as a member of WestJet's board of directors. From October 1995 to October 1998, Mr. Neeleman served as the Chief Executive Officer and a member of the board of directors of Open Skies, a company that develops and implements airline reservation systems and which was acquired by the Hewlett Packard Company. From 1988 to 1994, Mr. Neeleman served as President and was a member of the board of directors of Morris Air Corporation, a low-fare airline that was acquired by Southwest Airlines. For a brief period, in connection with the acquisition, he served on the Executive Planning Committee at Southwest Airlines.

From 1984 to 1988, Mr. Neeleman was an Executive Vice President of Morris Air. Mr. Neeleman attended the University of Utah.

        David Barger, age 45, is our President and Chief Operating Officer and has served in this capacity since August 1998. He is also a member of our board of directors. From 1992 to 1998, Mr. Barger served in various management positions with Continental Airlines, including Vice President, Newark hub. He held various director level positions at Continental Airlines from 1988 to 1995. From 1982 to 1988, Mr. Barger served in various positions with New York Air, including Director of Stations. Mr. Barger attended the University of Michigan.

        Thomas Kelly, age 50, is our Executive Vice President and Secretary and has served in this capacity since August 1998. From August 1998 until February 2003, he was also our General Counsel. From December 1995 to October 1998, Mr. Kelly served as the Executive Vice President, General Counsel and a member of the board of directors of Open Skies. From 1990 to 1994, Mr. Kelly served as the Executive Vice President and General Counsel of Morris Air Corporation and served as a member of the board of directors of Morris Air from 1991 to 1993. Mr. Kelly received his Bachelor of Arts degree in University Studies from Brigham Young University and a Juris Doctorate degree from Harvard Law School.

        John Owen, age 47, is our Executive Vice President and Chief Financial Officer and has served in this capacity since January 1999. From August 1998 to December 1998, Mr. Owen served as the Vice President for Operations Planning and Analysis for Southwest Airlines. From October 1984 to August 1998, Mr. Owen served as the Treasurer for Southwest Airlines. Mr. Owen received his Bachelor of Arts degree in Economics from Southern Methodist University and a Master of Business Administration degree from The Wharton School of the University of Pennsylvania.

        Holly Nelson, age 45, is our Vice President and Controller and has served in this capacity since February 2001. From 1984 to 2001, Ms. Nelson held senior financial management positions with Northwest Airlines, including Director, Corporate Accounting and Reporting from August 1992 to February 2001. Ms. Nelson is an inactive Certified Public Accountant and received her Bachelor of Business Administration degree in comprehensive public accounting from the University of Wisconsin.

        Jim Hnat, age 32, is our General Counsel and has served in this capacity since February 2003. Prior to serving in this capacity, Mr. Hnat served as our Associate General Counsel since June 2001. From 1999 to June 2001, Mr. Hnat was an attorney at the New York office of Milbank, Tweed, Hadley and McCloy, LLC, where he practiced in the firm's Global Transportation Finance Group specializing in aircraft finance transactions. Mr. Hnat's aviation legal practice began in airline defense litigation at Condon & Forsyth's New York office from 1996 to 1999. Mr. Hnat is a member of the bar of New York and Massachusetts. Mr. Hnat received his Bachelor of Arts degree in Economics and Political Science from Boston University and earned a Juris Doctorate degree from Notre Dame Law School.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        On April 12, 2002, our common stock began trading on the Nasdaq National Market under the symbol JBLU. Prior to that time, there was no public trading market for our common stock. The table below shows the high and low sales prices for Company's common stock during 2002, as adjusted for our December 2002 stock split:

	High	Low
QUARTER ENDED
June 30 (beginning April 12)	$36.77	$24.98
September 30	32.37	24.03
December 31	28.33	19.83

        As of January 31, 2003, there were approximately 330 holders of record of our common stock.

        We have not paid cash dividends on our common stock and have no current intention of doing so, in order to retain our earnings to finance the expansion of our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors, subject to applicable limitations under Delaware law, and will be dependent upon our results of operations, financial condition and other factors deemed relevant by our Board of Directors.

        On April 17, 2002, we consummated the initial public offering of 10,120,000 (as adjusted for the December 2002 3-for-2 stock split) shares of our common stock, $0.01 par value. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended on a Registration Statement (Registration No. 333-82576) that was declared effective by the Securities and Exchange Commission on April 11, 2002. The net proceeds to us from the offering were $167.4 million after deducting discounts and commissions paid to the underwriters and other expenses incurred in connection with the offering. From April 17, 2002 to December 31, 2002, we invested such net offering proceeds in short-term, investment-grade, interest-bearing instruments, of which $80.3 million was used to acquire LiveTV on September 27, 2002.

ITEM 6. SELECTED FINANCIAL DATA

        The following financial information for the five years ended December 31, 2002, has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Statements of Operations Data:
Operating revenues	$635,191	$320,414	$104,618	$—	$—
Operating expenses:
Salaries, wages and benefits	162,191	84,762	32,912	6,000	423
Aircraft fuel	76,271	41,666	17,634	4	—
Sales and marketing	44,345	28,305	16,978	887	—
Landing fees and other rents	43,881	27,342	11,112	447	16
Aircraft rent	40,845	32,927	13,027	324	—
Depreciation and amortization	26,922	10,417	3,995	111	2
Maintenance materials and repairs	8,926	4,705	1,052	38	—
Other operating expenses	126,823	63,483	29,096	6,405	371

Total operating expenses	530,204	293,607	125,806	14,216	812

Operating income (loss)	104,987	26,807	(21,188)	(14,216)	(812)
Airline Stabilization Act compensation(1)	407	18,706	—	—	—
Other income (expense)	(10,370)	(3,598)	(381)	685	26

Income (loss) before income taxes	95,024	41,915	(21,569)	(13,531)	(786)
Income tax expense (benefit)(2)	40,116	3,378	(239)	233	4

Net income (loss)	$54,908	$38,537	$(21,330)	$(13,764)	$(790)

Earnings (loss) per common share:
Basic	$1.10	$6.59	$(17.77)	$(24.54)	$(1.87)
Diluted	$.84	$.76	$(17.77)	$(24.54)	$(1.87)
Other Financial Data:
Operating margin	16.5%	8.4%	(20.3)%	—	—
Net cash provided by (used in) operating activities	$216,477	$111,279	$2,824	$(6,556)	$(256)
Net cash used in investing activities	(744,461)	(289,855)	(241,130)	(67,452)	(1,147)
Net cash provided by financing activities	657,214	261,695	254,463	80,740	12,917

(1)
Represents our share of compensation under the Air Transportation Safety and System Stabilization Act. See Note 13 to our consolidated financial statements for a more detailed discussion.

(2)
In 2001, our income tax expense was reduced due to the full reversal of our deferred tax asset valuation allowance. We do not expect any similar reductions in the future. See Note 8 to our consolidated financial statements for a more detailed discussion.

	As of December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$246,752	$117,522	$34,403	$18,246	$11,514
Total assets	1,378,923	673,773	344,128	138,182	12,753
Total debt	711,931	374,431	177,048	14,577	—
Convertible redeemable preferred stock	—	210,441	163,552	133,478	12,669
Stockholders' equity (deficit)	414,673	(32,167)	(54,153)	(18,893)	(473)
	Year Ended December 31,
	2002	2001	2000
Operating Statistics (unaudited):
Revenue passengers	5,752,105	3,116,817	1,144,421
Revenue passenger miles (000)	6,835,828	3,281,835	1,004,496
Available seat miles (000)	8,239,938	4,208,267	1,371,836
Load factor	83.0%	78.0%	73.2%
Breakeven load factor	71.5%	73.7%	90.6%
Aircraft utilization (hours per day)	12.9	12.6	12.0
Average fare	$106.95	$99.62	$88.84
Yield per passenger mile (cents)	9.00	9.46	10.12
Passenger revenue per available seat mile (cents)	7.47	7.38	7.41
Operating revenue per available seat mile (cents)	7.71	7.61	7.63
Operating expense per available seat mile (cents)	6.43	6.98	9.17
Departures	44,144	26,334	10,265
Average stage length (miles)	1,152	986	825
Average number of operating aircraft during period	27.0	14.7	5.8
Full-time equivalent employees at period end	3,823	2,116	1,028
Average fuel cost per gallon (cents)	72.28	75.63	96.15
Fuel gallons consumed (000)	105,515	55,095	18,340
Percent of sales through jetblue.com during period	63.0%	44.1%	28.7%

        The following terms used in this section and elsewhere in this report have the meanings indicated below:

        "Revenue passengers" represents the total number of paying passengers flown on all flight segments.

        "Revenue passenger miles" represents the number of miles flown by revenue passengers.

        "Available seat miles" represents the number of seats available for passengers multiplied by the number of miles the seats are flown.

        "Load factor" represents the percentage of aircraft seating capacity that is actually utilized (revenue passenger miles divided by available seat miles).

        "Breakeven load factor" is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses.

        "Aircraft utilization" represents the average number of block hours operated per day per aircraft for the total fleet of aircraft.

        "Average fare" represents the average one-way fare paid per flight segment by a revenue passenger.

        "Yield per passenger mile" represents the average amount one passenger pays to fly one mile.

        "Passenger revenue per available seat mile" represents passenger revenue divided by available seat miles.

        "Operating revenue per available seat mile" represents operating revenues divided by available seat miles.

        "Operating expense per available seat mile" represents operating expenses divided by available seat miles.

        "Average stage length" represents the average number of miles flown per flight.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a low-fare, low-cost passenger airline that provides high-quality customer service primarily on point-to-point routes. We offer our customers a differentiated product, with new aircraft, low fares, leather seats, free LiveTV (a direct 24-channel satellite TV service) at every seat, pre-assigned seating and reliable performance.

        We were incorporated on August 24, 1998. For the period from our incorporation in 1998 until the commencement of our operations, our operating activities related primarily to the initial development of our airline. We launched our flying operations on February 11, 2000 with two aircraft providing scheduled passenger service between New York's John F. Kennedy International Airport, or JFK, and Fort Lauderdale, Florida and the following week began service between JFK and Buffalo, New York. Through consistent and controlled growth, as of December 31, 2002, we operated 168 flights a day with a fleet of 37 single-class Airbus A320 aircraft serving 20 cities throughout the United States and Puerto Rico.

        The following chart demonstrates our growth:

		Number of Full and Part- Time Employees	Operating Aircraft
At Period Ended	Cities Served
			Owned	Leased	Total
December 31, 2000	12	1,174	4	6	10
December 31, 2001	18	2,361	9	12	21
March 31, 2002	18	2,749	12	12	24
June 30, 2002	19	3,093	13	13	26
September 30, 2002	19	3,614	17	14	31
December 31, 2002	20	4,011	21	16	37

        We expect to continue to grow. Including the effects of a February 2003 amendment to our contract with Airbus, we had orders to acquire 49 aircraft, options for 26 aircraft and purchase rights for an additional 19 aircraft as of December 31, 2002. Our growth strategy involves increasing the frequency of flights on our existing routes and entering attractive new markets. During 2002, we initiated service to San Juan, Puerto Rico and Las Vegas, Nevada.

        We derive our revenue primarily from transporting passengers on our aircraft. Passenger revenue was 97% of our operating revenues for the year ended December 31, 2002. Because all of our fares are nonrefundable, revenue is recognized either when the transportation is provided or after the ticket or customer credit expires. We measure capacity in terms of available seat miles, which represents the number of seats available for passengers multiplied by the number of miles the seats are flown. Yield, or the average amount one passenger pays to fly one mile, is calculated by dividing passenger revenue by revenue passenger miles.

        We strive to increase passenger revenue primarily by increasing our load factor, which is the percentage of aircraft seating capacity that is actually utilized. Based on published fares at our time of entry, our advance purchase fares have been 30-40% below those existing in markets prior to our entry, while our "walk-up" fares are generally 60-70% below major U.S. airlines' unrestricted "full coach" fares. Our low fares are designed to stimulate demand, particularly from fare-conscious leisure and business travelers who might otherwise have used alternate forms of transportation or would not have traveled at all.

        Other revenue consists primarily of the $25 fee charged to change a customer's reservation. Other components include mail revenue, excess baggage charges, commissions from website travel sales, revenue from the sale of liquor in-flight and concession revenues at our terminal at JFK.

        We have low operating expenses because we operate a single type of aircraft, with a single class of service and high utilization, have a productive workforce and use advanced technologies. The largest components of our operating expenses are salaries, wages and benefits provided to our employees, including provisions for our profit sharing plan, and aircraft fuel. Sales and marketing expenses include advertising and fees paid to credit card companies and third-party computerized reservation systems. Our distribution costs tend to be lower than those of most other airlines on a per unit basis because a relatively high percentage of our customers book through our website and our own reservation agents. Maintenance materials and repairs are expensed when incurred. Because the average age of our aircraft is 15.5 months, all of our aircraft require less maintenance now than they will in the future. Our maintenance costs will increase on an absolute basis, on a per seat mile basis and as a percentage of our unit costs, as our fleet ages. Other operating expenses consist of purchased services (including expenses related to fueling, ground handling, skycap and janitorial services), insurance, personnel expenses, taxes other than payroll taxes, professional fees, passenger refreshments, supplies, bad debts and communication costs.

        Our operating margin, which measures operating income as a percentage of operating revenues, improved significantly in 2002 and was higher than all of the major U.S. airlines, according to reports by these airlines.

        The highest levels of traffic and revenue on our routes to and from Florida are generally realized from October through April and on our routes to and from the western United States in the summer. Many of our areas of operations in the Northeast experience bad weather conditions in the winter, causing increased costs associated with deicing aircraft, cancelled flights and accommodating displaced passengers. Our Florida routes experience bad weather conditions in the summer and fall due to thunderstorms and hurricanes. As we enter new markets, we could be subject to additional seasonal variations. Given our high proportion of fixed costs, this seasonality may cause our results of operations to vary from quarter to quarter.

Recent Developments

        On September 27, 2002, we purchased all the membership interests of LiveTV, LLC, or LiveTV, for $80.3 million in cash. LiveTV provides in-flight entertainment systems for commercial aircraft, including live in-seat satellite television, wireless aircraft data link service and cabin surveillance systems. As a result of the purchase, we acquired all of the equipment installed on our aircraft, spare parts in inventory and rights to all of the intellectual property owned or licensed by LiveTV. The assets and liabilities were recorded at their fair values on the purchase date. We will incur additional amortization, depreciation and salaries and benefits expense which will be offset by a reduction in other operating expenses where the expense for payments by JetBlue under its long-term contractual agreement to LiveTV were previously recorded.

        The current financial condition of the airline industry is at one of the lowest points in history. The industry suffered losses in 2001 due to weak economic conditions, which were further impacted by the terrorist attacks of September 11, 2001, in which four U.S. commercial aircraft were hijacked and crashed. These losses have continued with the major U.S. airlines reporting net losses of more than $11 billion in 2002. Most major U.S. airlines anticipate these losses to continue into 2003 and have announced reductions in capacity, service and employee benefits as well as headcount in an effort to increase efficiencies and control costs. Since the attacks, several airlines, including US Airways and United Air Lines, have filed for bankruptcy and others may follow. Although we have been able to raise capital, remain profitable and continue to grow in this difficult industry environment, we may be subject to factors that could harm us and the airline industry, including, but not limited to:

  •
  the increased likelihood of U.S. military involvement in Iraq the Middle East or other regions, which could result in reduced demand for air travel and increased fuel prices,

  •
  continued consolidation in the airline industry, and

  •
  increased competitive pressures as the major U.S. airlines continue to reduce their costs to compete with low-cost carriers such as us.

Results of Operations

  Year 2002 Compared to Year 2001

        Our net income for the year 2002 increased to $54.9 million from $38.5 million for the year 2001. We had operating income of $105.0 million, an increase of $78.2 million over 2001 and our operating margin was 16.5%, up 8.1 points from 2001. Our effective tax rate was 42.2% in 2002 compared to 8.1% in 2001 due to the full reversal of our deferred tax asset valuation allowance in 2001. Diluted earnings per share was $0.84 and $0.76 for the years ended 2002 and 2001, respectively. Our earnings per share for 2002 reflects an increased number of weighted average shares outstanding compared to 2001 as a result of our capital raising efforts, including our initial public offering in April 2002. Our operating results in 2001 were negatively impacted by the effects of the September 11th terrorist attacks and were partially offset by $18.7 million of compensation received under the Air Transportation Safety and System Stabilization Act, or the Stabilization Act, recorded in other income (expense). As a result, improvements over 2001 are greater than they would have been had the terrorist attacks not occurred.

        Operating Revenues.    Operating revenues increased 98.2%, or $314.8 million, primarily due to an increase in passenger revenues. Increased passengers resulting from a 67.6% increase in departures and a 5.0 point increase in load factor, or $336.2 million, partially offset by a 4.9% decrease in yield, or $31.5 million, drove the increase in passenger revenue of $304.7 million for the year 2002. Other revenue increased 102%, or $10.1 million, primarily due to increased change fees of $5.7 million resulting from more passengers as well as concession sales from Terminal 6 at JFK of $1.5 million.

        Operating Expenses.    Operating expenses increased 80.6%, or $236.6 million, due to operating an average of 12.3 additional aircraft, which provided us with higher capacity. Operating capacity increased 95.8% to 8.24 billion available seat miles due to scheduled capacity increases, more transcontinental flights compared to 2001 and higher average aircraft utilization.

        Operating expenses per available seat mile decreased 7.8% to 6.43 cents. In detail, operating costs per available seat mile were:

	Year Ended December 31,
			Percent Change
	2002	2001
	(in cents)
Operating expenses:
Salaries, wages and benefits	1.97	2.02	(2.5)%
Aircraft fuel	.92	.99	(7.1)
Sales and marketing	.54	.67	(19.4)
Landing fees and other rents	.53	.65	(18.5)
Aircraft rent	.49	.78	(37.2)
Depreciation and amortization	.33	.25	32.0
Maintenance materials and repairs	.11	.11	—
Other operating expenses	1.54	1.51	2.0

Total operating expenses	6.43	6.98	7.8%

        Salaries, wages and benefits increased 91.3%, or $77.4 million, due to an increase in average full-time equivalent employees of 84.3%, higher wage rates and a $9.4 million higher provision for our profit sharing plan in 2002 compared to 2001. Cost per available seat mile decreased 2.5% as a result of higher capacity.

        Aircraft fuel expense increased 83.1%, or $34.6 million, due to 50.4 million more gallons of aircraft fuel consumed resulting in $38.1 million of additional fuel expense offset by a 4.4% decrease in average fuel cost per gallon, or $3.5 million. Realized gains on our crude oil options contracts of $1.2 million were recorded as an offset to fuel expense in 2002 compared to $0.2 million of losses in 2001. Cost per available seat mile decreased 7.1% primarily due to the decrease in average fuel cost per gallon.

        Sales and marketing expense increased 56.7%, or $16.1 million, due to increased advertising and higher credit card fees resulting from increased passenger revenues. These increases were offset by lower travel agent commissions following their elimination in April 2002. On a cost per available seat mile basis, sales and marketing expense decreased 19.4% primarily due to the increase in available seat miles and lower commissions. We book the majority of our reservations through a combination of our website (63.0% in 2002) and our own reservation agents (33.3% in 2002).

        Landing fees and other rents increased 60.5%, or $16.5 million, due to a 67.6% increase in departures. Cost per available seat mile decreased 18.5% due to higher capacity and an increase in average stage length.

        Aircraft rent increased 24.0%, or $7.9 million, due to having an average of 13 aircraft operated under operating leases during the 2002 compared to 10 in 2001. Cost per available seat mile decreased 37.2% due to a lower percentage of the aircraft fleet being leased.

        Depreciation and amortization increased 158%, or $16.5 million, primarily due to having an average of 14 owned aircraft in 2002 compared to five in 2001. In addition, 2002 includes depreciation and amortization related to the acquired LiveTV assets of $1.3 million. Cost per available seat mile increased 32.0% as a result of a greater percentage of our fleet being owned.

        Maintenance materials and repairs increased 89.7%, or $4.2 million, due to 12.3 more average aircraft as well as 10 more scheduled airframe checks in 2002 compared to 2001. The cost per available seat mile remained constant year over year, but is expected to increase as our fleet ages.

        Other operating expenses increased 99.8%, or $63.4 million. Higher variable costs associated with increased capacity and number of passengers served was the primary reason for the increase. Additionally, insurance premiums, primarily those related to our war risk insurance, increased 241% or $11.8 million in 2002. Other operating costs for our terminal at JFK increased $11.4 million to $12.5 million in 2002 as a result of operating the terminal for the entire year. Cost per available seat mile increased 2.0%.

        Other Income (Expense).    Interest expense increased 48.7%, or $6.9 million, due to the debt financing of 12 additional aircraft resulting in $11.3 million of additional interest expense, offset by $4.4 million due to lower interest rates. Capitalized interest decreased 33.8%, or $2.7 million, primarily due to lower interest rates. Interest income increased by $2.0 million due to higher cash and investment balances. Other income also includes unrealized gains and losses on our crude oil options, which resulted in gains of $0.7 million in 2002 and losses of $0.1 million in 2001.

  Year 2001 Compared to Year 2000

        Our net income for the year 2001 increased to $38.5 million from a net loss of $21.3 million for the year 2000. We had operating income of $26.8 million and an operating margin of 8.4%. Diluted earnings per share was $0.76 for 2001, compared to a diluted loss per share of $17.77 for 2000. In 2001, our effective income tax rate was reduced to 8.1% due to the full reversal of our deferred tax asset valuation allowance. After the terrorist attacks of September 11th, our passenger traffic and yields declined significantly through the remainder of 2001. We temporarily reduced our flight schedule, but were back to pre-September 11th levels by the end of 2001. Unlike most U.S. airlines, we did not cancel or defer aircraft deliveries or implement work force reductions following the attacks.

        Following the September 11th terrorist attacks, the President signed into law the Stabilization Act, which among other things, provided compensation to U.S. passenger and cargo airlines for losses incurred by the airline industry as a result of the terrorist attacks. Our results from 2001 include $18.7 million in Stabilization Act compensation, which offset most of our losses.

        Operating Revenues.    Operating revenues increased 206%, or $215.8 million, primarily due to an increase in passenger revenues. A 157% increase in departures, increased passengers and a 4.8 point increase in load factor, or $230.5 million, partially offset by a 6.5% decrease in yield, or $21.7 million, drove the increase in passenger revenue of $208.8 million for 2001. Other revenue increased 236%, or $7.0 million, primarily due to increased change fees from more passengers.

        Operating Expenses.    Operating expenses increased 133%, or $167.8 million, primarily as a result of having operated for the full year, in addition to having an average of nine additional aircraft in 2001, which provided us with higher capacity. Operating capacity increased 207% to 4.21 billion available seat miles due to scheduled capacity increases, the introduction of transcontinental flights and increased aircraft utilization. Aircraft utilization for 2001 was 12.6 hours compared to 12.0 hours for 2000, a 5.0% increase.

        Operating expenses per available seat mile decreased 23.9% to 6.98 cents. In detail, operating costs per available seat mile were:

	Year Ended December 31,
			Percent Change
	2001	2000
	(in cents)
Operating expenses:
Salaries, wages and benefits	2.02	2.39	(15.3)%
Aircraft fuel	.99	1.29	(23.0)
Sales and marketing	.67	1.24	(45.7)
Landing fees and other rents	.65	.81	(19.8)
Aircraft rent	.78	.95	(17.6)
Depreciation and amortization	.25	.29	(15.0)
Maintenance materials and repairs	.11	.08	45.8
Other operating expenses	1.51	2.12	(28.9)

Total operating expenses	6.98	9.17	(23.9)%

        Salaries, wages and benefits increased 158%, or $51.9 million, due to an increase in average full-time equivalent employees of 106% and a $7.4 million provision for our profit sharing plan. Cost per available seat mile decreased 15.3% as a result of improved productivity and higher capacity. In order to remain competitive with other airlines, we increased pay rates effective October 1, 2001 for our FAA-licensed employees which increased salaries by $1.3 million during the fourth quarter.

        Aircraft fuel expense increased 136%, or $24.0 million, due to 36.8 million more gallons of aircraft fuel consumed resulting in $35.3 million of additional fuel expense offset by a 21.3% decrease in average fuel cost per gallon, or $11.3 million. Cost per available seat mile decreased 23.0% primarily due to the decrease in average fuel cost per gallon. In order to reduce our exposure to fuel cost volatility, in 2001, we implemented a fuel hedging program under which we enter into crude oil option contracts that partially protect us against significant increases in fuel prices. The impact of hedging activities was immaterial for 2001 and is recorded in other income (expense).

        Sales and marketing expense increased 66.7%, or $11.3 million, due to increased advertising and higher credit card fees resulting from increased passenger revenues. On a cost per available seat mile basis, sales and marketing expense decreased 45.7% due to the increase in available seat miles. We booked the majority of our reservations through a combination of our own reservation agents (48.5% in 2001) and our website (44.1% in 2001).

        Landing fees and other rents increased 146%, or $16.2 million, due to a 157% increase in departures. Cost per available seat mile decreased 19.8% due to higher capacity and an increase in average stage length.

        Aircraft rent increased 153%, or $19.9 million, primarily due to our having six more average aircraft under operating leases in 2001 compared to 2000. Cost per available seat mile decreased 17.6% due to higher aircraft utilization and a lower percentage of the aircraft fleet being leased.

        Depreciation and amortization increased 161%, or $6.4 million, due to three more average aircraft owned in 2001 compared to 2000 and higher levels of aircraft spare parts. Cost per available seat mile decreased 15.0% as a result of higher aircraft capacity and utilization.

        Maintenance materials and repairs increased 347%, or $3.7 million, due to nine more average aircraft and initiation of scheduled airframe checks in 2001. The cost per available seat mile increased 45.8% due to the completion of nine airframe checks in 2001 compared to zero in 2000.

        Other operating expenses increased 118%, or $34.4 million. Higher variable costs associated with increased capacity and number of passengers served, along with the increased costs of expanding our automation systems and increased insurance and security costs as a result of the terrorist attacks, were the primary reasons for the increase. In contrast, cost per available seat mile decreased 28.9% due to higher capacity, increased average stage length and higher aircraft utilization.

        Other Income (Expense).    Interest expense increased 91%, or $6.7 million, due to the debt financing of five aircraft delivered in 2001 and increased borrowings related to predelivery deposits on aircraft resulting in $10.4 million of additional interest expense, partially offset by lower interest rates resulting in $3.7 million less interest expense. Capitalized interest increased 79%, or $3.6 million, primarily due to higher predelivery deposits on new aircraft orders. We recorded $18.7 million in compensation under the Stabilization Act in 2001.

  Quarterly Results of Operations

        The following table sets forth selected data from our statements of operations as well as other financial data and operating statistics for the four quarters ended December 31, 2002. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10-K.

	Three Months Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
	(unaudited)
Statements of Operations Data (dollars in thousands):
Operating revenues	$133,369	$149,303	$165,261	$187,258
Operating expenses:
Salaries, wages and benefits	33,561	37,622	41,747	49,261
Aircraft fuel	12,984	16,983	21,170	25,134
Sales and marketing	9,850	11,785	11,795	10,915
Landing fees and other rents	9,939	9,681	11,865	12,396
Aircraft rent	9,491	10,298	10,061	10,995
Depreciation and amortization	4,712	5,695	6,926	9,589
Maintenance materials and repairs	1,905	1,506	2,733	2,782
Other operating expenses	27,549	28,026	36,503	34,745

Total operating expenses	109,991	121,596	142,800	155,817

Operating income	23,378	27,707	22,461	31,441
Airline Stabilization Act compensation	—	—	407	—
Other income (expense)	(1,088)	(2,673)	(2,380)	(4,229)

Income before income taxes	22,290	25,034	20,488	27,212
Income tax expense	9,286	10,448	8,333	12,049

Net income	$13,004	$14,586	$12,155	$15,163

Operating margin	17.5%	18.6%	13.6%	16.8%
Operating Statistics:
Revenue passengers	1,180,917	1,332,906	1,501,946	1,736,336
Revenue passenger miles (000)	1,304,275	1,625,536	1,888,151	2,017,866
Available seat miles (000)	1,614,670	1,932,113	2,227,254	2,465,901
Load factor	80.8%	84.1%	84.8%	81.8%
Breakeven load factor	68.8%	70.9%	75.5%	70.2%
Aircraft utilization (hours per day)	12.7	13.3	12.8	12.7
Average fare	$109.31	$108.26	$106.69	$104.56
Yield per passenger mile (cents)	9.90	8.88	8.49	9.00
Passenger revenue per available seat mile (cents)	7.99	7.47	7.19	7.36
Operating revenue per available seat mile (cents)	8.26	7.73	7.42	7.59
Operating expense per available seat mile (cents)	6.81	6.29	6.41	6.32
Departures	9,439	10,090	11,245	13,370
Average stage length (miles)	1,056	1,182	1,223	1,138
Average number of operating aircraft during period	22.2	24.6	28.4	32.8
Full-time equivalent employees at period end	2,479	2,864	3,352	3,823
Average fuel cost per gallon (cents)	62.02	68.92	74.8	79.44
Fuel gallons consumed (000)	20,934	24,641	28,301	31,639
Percent of sales through jetblue.com during period	55.1%	61.3%	65.1%	68.6%

        We have a relatively limited operating history and although we have recently experienced significant revenue growth, this trend may not continue. We have also incurred a significant number of fixed expenses since our inception, including the purchase of 21 aircraft and the leasing of 16 aircraft through December 31, 2002. We expect our expenses to continue to increase significantly as we acquire additional aircraft and expand the frequency of flights in existing markets and enter into new markets. Accordingly, the comparison of the financial data for the quarterly periods presented may not be meaningful and must be considered in light of our short operating history. In addition, we expect our operating results to fluctuate significantly from quarter to quarter in the future as a result of various factors, many of which are outside our control and any of which may cause our stock price to fluctuate. Consequently, we believe that quarter-to-quarter comparisons of our operating results may not necessarily be meaningful and are not necessarily a good indication of our future performance.

Liquidity and Capital Resources

        At December 31, 2002, we had cash and cash equivalents of $246.8 million, compared to $117.5 million at December 31, 2001. We presently have no lines of credit other than a short-term borrowing facility for certain aircraft predelivery deposits. The facility allows for borrowings of up to $32.0 million prior to November 2004, with $21.7 million outstanding at December 31, 2002.

        We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities totaled $216.5 million in 2002, $111.3 million in 2001 and $2.8 million in 2000. The increase in operating cash flows is due to the growth of our business, and in 2002, as a result of our meeting certain financial targets, the amount of cash withheld by our credit card processor was reduced to zero during 2002. If we fail to maintain these targets, the amount withheld could increase in the future. Net cash used in investing and financing activities was $87.2 million in 2002 and $28.2 million in 2001. Net cash provided by investing and financing activities was $13.3 million in 2000.

        Investing activities.    During 2002, investing activities consisted of the acquisition of 16 Airbus A320 aircraft and two spare engines, predelivery deposits for ordered aircraft, security deposits, facility improvements, ground equipment purchases and spare part purchases which totaled $654 million. Investing activities also included the acquisition of LiveTV for $80.5 million on September 27, 2002 and the purchase and maturity of short-term investments, netting to $9.4 million. During 2001, we made similar investments in our fleet and facilities which totaled $287.9 million, which included the acquisition of seven Airbus A320 aircraft.

        Financing activities.    On April 17, 2002, we completed our initial public offering of 10,120,000 shares (as adjusted for the December 2002 3-for-2 stock split) of our common stock with net proceeds of $167.4 million. We invested the net proceeds in short-term, investment-grade, interest bearing instruments, pending their use to fund working capital and capital expenditures, including capital expenditures related to the purchase of aircraft and the acquisition of LiveTV. Additionally during 2002, our financing activities included (i) $416 million of 10- to 12- year floating rate equipment notes issued to various European banks secured by 12 aircraft and a 5-year floating rate equipment note secured by a spare engine, (ii) the sale and leaseback over 18 years of one aircraft for $38.5 million financed by a Japanese institution, (iii) the sale and leaseback over 20 years of three aircraft for $111.5 million by a U.S. leasing institution, (iv) net repayment of short-term borrowings of $7.1 million and (v) the repayment of $71.4 million of debt. None of our lenders or lessors are affiliated with us. Our short-term borrowings are part of a floating rate facility with a group of commercial banks to finance aircraft predelivery deposits.

        Financing activities for the year ended December 31, 2001 consisted primarily of (i) the incurrence of $185.0 million of 10- and 12-year floating rate equipment notes secured by five aircraft and five-year floating rate equipment notes secured by two spare engines, (ii) the sale and leaseback over 18 years of two aircraft for $72.0 million, (iii) net short-term borrowings of $13.6 million and (iv) the repayment of debt of $35.3 million. All the aircraft equipment notes were issued to various European banks and the two sale and leasebacks were financed by a Japanese institution, none of which are affiliated with us. To ensure that we had adequate liquidity following the terrorist attacks, we issued 4,053,586 shares of Series B-1 and Series B-2 preferred stock in the fourth quarter of 2001 to our existing investors, including some of our directors and officers, at a purchase price of $7.387 per share and an aggregate purchase price of $29.7 million.

        Capital resources.    We have been able to generate sufficient funds from operations to meet our working capital requirements. We do not currently have any lines of credit and almost all of our property and equipment is encumbered. We typically finance our aircraft through either secured debt or lease financing. At December 31, 2002, we operated a fleet of 37 Airbus A320 aircraft, of which 16 are financed under operating leases with the remaining 21 financed by secured debt. At December 31, 2002, financing in the form of operating leases had been arranged for the first six deliveries scheduled for 2003. Although we believe that debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot make assurances that we will be able to secure financing on terms acceptable to us, if at all. While these financings may or may not result in an increase in liabilities on our balance sheet, our fixed costs will increase significantly regardless of the financing method ultimately chosen. To the extent we cannot secure financing, we may be required to modify our aircraft acquisition plans or to incur higher than anticipated financing costs.

        We expect to continue generating positive working capital through our operations. However, we cannot predict whether current trends and conditions will continue, or how the effects of competition or other factors that are beyond our control will affect us, such as increased fuel prices, the impact to the aircraft finance market and the magnitude of financing we could arrange if any of the airlines in bankruptcy were to liquidate, or the likelihood of U.S. military involvement in Iraq, the Middle East or other regions. We still need to obtain financing for nine of the aircraft to be delivered in 2003, as our anticipated cash flows from operations are not expected to be adequate to cover the acquisition cost of these aircraft. Assuming that we obtain this financing and utilize the predelivery short-term borrowing facility available to us, we believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

        We currently have approval from the FAA and DOT to operate 40 aircraft through May 2003. Our growth plans and purchase commitments contemplate operating considerably more than 40 aircraft. We have submitted an application to the DOT for authorization to increase the size of our fleet beyond 40 aircraft. Although we expect our request to be approved, we cannot make assurances that such authorization will be granted.

        Commitments.    Our contractual obligations, which do not include commitments for goods and services in the ordinary course of business, at December 31, 2002, include the following (in millions):

	Payments due in
	2003	2004	2005	2006	2007	Thereafter	Total
Long-term debt	$51	$50	$52	$52	$52	$433	$690
Operating leases	58	56	59	59	58	379	669
Aircraft purchase obligations	540	485	445	200	190	—	1,860
Short-term borrowings	22	—	—	—	—	—	22
LiveTV purchase commitments	20	9	6	6	6	—	47

Total	$691	$600	$562	$317	$306	$812	$3,288

        All of our debt has floating interest rates. Interest rates adjust quarterly or semi-annually based on the London Interbank Offered Rate. Under the debt agreements related to two of our aircraft, we are required to comply with two specific financial covenants. The first requires that our tangible net worth be at least 12% of our total assets. The second requires that for each quarter, our EBITDA for the prior four quarters must be at least twice our interest expense for those four quarters. In addition, under lease agreements for seven of our aircraft, we could be declared to be in default under these agreements if we fail to maintain a total net worth of $20 million plus fifty percent of: (i) our annual cumulative net income since February 1, 2000 on a consolidated basis; (ii) the cumulative equity contributions from our stockholders since February 1, 2000; and (iii) the net proceeds from the sale of preferred stock, in each case for the period from February 1, 2000 through and including the date of any determination under the relevant default provisions of the lease agreements. Our inability to comply with the required financial maintenance covenants or provisions could result in default under these financing agreements and would result in a cross default under our other financing agreements. At December 31, 2002, we were in compliance with the covenants of all of our debt and lease agreements.

        We have significant operating lease obligations for 16 aircraft with lease terms that range from 10 to 20 years. Five of these aircraft have variable-rate rent payments and adjust semi-annually based on the London Interbank Offered Rate. We also lease airport terminal space and other airport facilities in each of our markets, as well as office space and other equipment. We have committed to lease one additional aircraft in 2003 under a 12 year long-term operating lease and five aircraft under sale and leaseback agreements, with 20 year terms for total minimum lease payments estimated to aggregate $291 million. In June 2002, we committed to the terms of a lease through November 2006 for the use of Terminal 6 at JFK and the adjoining ramp area for total minimum lease payments of $43 million. We are in the process of finalizing the lease agreement with the Port Authority of New York and New Jersey, which should be executed in the near future. In conjunction with certain of these lease obligations, we also had $12.9 million of restricted cash pledged under standby letters of credit at December 31, 2002 which expire at the end of the related lease terms.

        Our firm aircraft orders at December 31, 2002, as amended in February 2003, consist of 49 Airbus A320 aircraft scheduled for delivery as follows: 14 in 2003, 13 in 2004, 12 in 2005 and five each year in 2006 and 2007. We currently meet our predelivery deposit requirements by paying cash for deposits 24 months prior to delivery and using a short-term borrowing facility for deposits required 12 months prior to delivery. Any predelivery deposits paid by the issuance of notes are fully repaid at the time of delivery of the aircraft.

        We also have options to acquire 26 additional aircraft for delivery from 2004 through 2008. We have purchase rights to acquire 19 additional aircraft, which allow us to purchase these additional aircraft under the same terms as the aircraft on order. We can elect to substitute Airbus A321 aircraft or A319 aircraft for the A320 aircraft until 21 months prior to the scheduled delivery date for those aircraft not on firm order.

        Our commitments also include those of LiveTV which has several long-term purchase agreements with its suppliers to provide equipment to be installed on its customers' aircraft, including JetBlue's aircraft.

        Working capital.    Our working capital was $13.4 million at of December 31, 2002. Prior to our initial public offering, as is customary in the airline industry, we operated with negative working capital, which was $49.9 million at December 31, 2001. We expect to meet our obligations as they become due through available cash and internally generated funds, supplemented as necessary by debt financings and proceeds from aircraft sale and leaseback transactions.

Critical Accounting Policies and Estimates

        The preparation of our financial statements in conformity with generally accepted accounting principles requires management to adopt accounting policies and make estimates and judgments to develop amounts reported in our financial statements and accompanying notes. We maintain a thorough process to review the application of our accounting policies and to evaluate the appropriateness of the estimates that are required to prepare our financials statements. We believe that our estimates and judgments are reasonable; however, actual results and the timing of recognition of such amounts could differ from those estimates. In addition, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.

        Critical accounting policies and estimates are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The policies and estimates discussed below have been reviewed with our independent auditors and with the Audit Committee of our Board of Directors. For a discussion of these and other accounting policies, see Note 1 to our consolidated financial statements.

        Passenger revenue.    Passenger ticket sales are initially recorded as a component of air traffic liability. Revenue is recognized at the time the transportation is provided or after the ticket or customer credit (issued upon payment of change fee) expires. However, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are based upon the evaluation of historical trends, which in our case are limited due to our short operating history.

        Accounting for long-lived assets.    In accounting for long-lived assets, we make estimates about the expected useful lives, projected residual values and the potential for impairment. In estimating useful lives and residual values of our aircraft, we have relied upon actual experience with the same or similar aircraft types and our anticipated utilization of the aircraft. Changing market prices of new and used aircraft, government regulations and changes in our maintenance program or operations could result in changes to these estimates. Our purchased technology from the Live TV acquisition is amortized over seven years based on the average number of aircraft currently expected to be in service, resulting in an increasing annual expense because we have commitments to purchase 49 additional aircraft over the next five years.

        Our long-lived assets are evaluated for impairment when events and circumstances indicate that the assets may be impaired. Indicators include operating or cash flow losses, significant decreases in market value or changes in technology. As our assets are all relatively new and we continue to have positive cash flow, we have not identified any impairments related to our long-lived assets at this time.

        Derivative instruments used for aircraft fuel.    We utilize financial derivative instruments to manage the price risk of changing aircraft fuel prices. The December 31, 2002 fair value of our derivative instruments was $2.0 million. As the majority of our financial derivative instruments are not traded on a market exchange, we estimate their fair values with the assistance of third parties determined by the use of present value methods or standard option value models, with assumptions about commodity prices based on those observed in underlying markets. In addition, as there is not a reliable forward market for jet fuel, we must estimate the future prices of jet fuel in order to measure the effectiveness of the hedging instruments in offsetting changes to those prices, as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Forward jet fuel prices are estimated through the observation of similar commodity futures prices (such as crude oil) and adjusted based on variations to those like commodities. As the majority of our hedges settle within 15 months, the variation between estimates and actuals are recognized in a short period of time.

        Frequent flyer accounting.    We utilize a number of estimates in accounting for our customer loyalty program, TrueBlue, which are consistent with industry practices. We record a liability for the estimated incremental cost of providing free travel awards which includes the cost of incremental fuel, insurance, passenger food and supplies and making an award reservation. A change to these cost estimates, the minimum award level or when points expire could have a significant impact on our liability in the year of change as well as in future years.

New Accounting Standards

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which changes the way in which liabilities are recognized for an exit or disposal activity. This standard, which is applicable to exit or disposal activities initiated subsequent to December 31, 2002 is not expected to have an impact on our financial condition or results of operations.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We have included the disclosure requirements of SFAS No. 148 in our consolidated financial statements and are currently evaluating the impact of the fair value transition alternatives.

Outlook for 2003

        We expect our operating capacity to increase approximately 50-55% over 2002 with the addition of 15 new aircraft in 2003. Average stage length is expected to increase to approximately 1,200 in 2003, which should result in lower passenger revenues per available seat mile. Unit costs, on a fuel neutral basis, are expected to be slightly lower than 2002 with our fixed costs being spread over higher projected available seat miles. Our effective tax rate is not expected to change significantly from that of 2002.

        Fuel costs have risen sharply since early December and may increase further depending on the outcome of international political and economic events, such as the possible war in Iraq and further unrest in Venezuela. A fuel supply shortage could also arise from a disruption of oil imports or from OPEC curtailments. Although we have hedged approximately 50 percent of our fuel requirements for the first quarter of 2003, we expect to incur higher fuel costs in the first quarter of 2003 than we have in the recent past.

        We continue to add service, as indicated by our new daily non-stop service between Long Beach and Atlanta, GA that will begin May 2003 and our recent announcements to increase frequencies between our existing cities. We believe that we are well positioned to continue to grow and be successful in this environment, absent factors outside of our control.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLSOURES ABOUT MARKET RISK

        The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes to the price of fuel and interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Variable-rate leases are not considered market sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. Actual results may differ. See Notes 3 and 12 to our consolidated financial statements for accounting policies and additional information.

        Aircraft fuel.    Our results of operations are affected by changes in the price and availability of aircraft fuel. To manage the price risk, we use crude oil option contracts. Market risk is estimated as a hypothetical 10% increase in the December 31, 2002 cost per gallon of fuel, including the effects of our fuel hedges. Based on projected 2003 fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $7 million in 2003, compared to an estimated $7 million for 2002 measured as of December 31, 2001. As of December 31, 2002, we had hedged approximately 45% of our projected 2003 fuel requirements and approximately 18% of our projected 2004 fuel requirements through March 31, 2004.

        Interest.    Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. At December 31, 2002, all of our debt had floating interest rates. If interest rates average 10% higher in 2003 than they did during 2002, our interest expense would increase by approximately $1.3 million, compared to an estimated $1.5 million for 2002 measured as of December 31, 2001. If interest rates average 10% lower in 2003 than they did during 2002, our interest income from cash and investment balances would decrease by approximately $0.5 million, compared to $0.5 million for 2002 measured as of December 31, 2001. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate debt, cash equivalent and short-term investment balances at December 31, 2002 and 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JETBLUE AIRWAYS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2002	2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$246,752	$117,522
Short-term investments	11,101	—
Receivables, less allowance (2002—$1,648; 2001—$801)	11,931	20,791
Inventories, less allowance (2002—$161; 2001—$60)	4,840	2,210
Deferred income taxes	2,846	—
Prepaid expenses and other	5,589	3,742

Total current assets	283,059	144,265
PROPERTY AND EQUIPMENT
Flight equipment	869,101	364,681
Predelivery deposits for flight equipment	112,934	125,010

	982,035	489,691
Less accumulated depreciation	28,203	9,523

	953,832	480,168
Other property and equipment	53,098	29,023
Less accumulated depreciation	9,769	4,313

	43,329	24,710

Total property and equipment	997,161	504,878
OTHER ASSETS
Purchased technology, net	68,278	3,500
Other	30,425	21,130

Total other assets	98,703	24,630

TOTAL ASSETS	$1,378,923	$673,773

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2002	2001

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$46,042	$24,549
Air traffic liability	97,534	51,566
Accrued salaries, wages and benefits	37,140	18,265
Other accrued liabilities	16,515	15,980
Short-term borrowings	21,679	28,781
Current maturities of long-term debt	50,754	54,985

Total current liabilities	269,664	194,126
LONG-TERM DEBT	639,498	290,665
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes	38,545	3,373
Other	16,543	7,335

	55,088	10,708
CONVERTIBLE REDEEMABLE PREFERRED STOCK	—	210,441
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 500,000,000 and 58,300,000 shares authorized in 2002 and 2001, respectively; 63,758,412 and 6,545,950 shares issued and outstanding in 2002 and 2001, respectively	638	65
Additional paid-in capital	407,471	3,868
Retained earnings (accumulated deficit)	15,791	(33,117)
Unearned compensation	(9,414)	(2,983)
Accumulated other comprehensive income	187	—

Total stockholders' equity (deficit)	414,673	(32,167)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,378,923	$673,773

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2002	2001	2000
OPERATING REVENUES
Passenger	$615,171	$310,498	$101,665
Other	20,020	9,916	2,953

Total operating revenues	635,191	320,414	104,618
OPERATING EXPENSES
Salaries, wages and benefits	162,191	84,762	32,912
Aircraft fuel	76,271	41,666	17,634
Sales and marketing	44,345	28,305	16,978
Landing fees and other rents	43,881	27,342	11,112
Aircraft rent	40,845	32,927	13,027
Depreciation and amortization	26,922	10,417	3,995
Maintenance materials and repairs	8,926	4,705	1,052
Other operating expenses	126,823	63,483	29,096

Total operating expenses	530,204	293,607	125,806

OPERATING INCOME (LOSS)	104,987	26,807	(21,188)
OTHER INCOME (EXPENSE)
Interest expense	(21,009)	(14,132)	(7,395)
Capitalized interest	5,325	8,043	4,487
Interest income and other	5,314	2,491	2,527
Airline Stabilization Act compensation	407	18,706	—

Total other income (expense)	(9,963)	15,108	(381)

INCOME (LOSS) BEFORE INCOME TAXES	95,024	41,915	(21,569)
Income tax expense (benefit)	40,116	3,378	(239)

NET INCOME (LOSS)	54,908	38,537	(21,330)
Preferred stock dividends	(5,955)	(16,970)	(14,092)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$48,953	$21,567	$(35,422)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$1.10	$6.59	$(17.77)

Diluted	$0.84	$0.76	$(17.77)

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$54,908	$38,537	$(21,330)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	39,659	3,373	—
Depreciation	24,730	9,972	3,889
Amortization	2,192	445	106
Other, net	11,427	5,960	3,892
Changes in certain operating assets and liabilities:
Decrease (increase) in receivables	6,851	430	(21,622)
Increase in inventories, prepaid and other	(3,992)	(2,120)	(3,354)
Increase in air traffic liability	45,968	23,788	26,173
Increase in accounts payable and other accrued liabilities	34,734	30,894	15,070

Net cash provided by operating activities	216,477	111,279	2,824
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(544,065)	(233,775)	(205,759)
Predelivery deposits for flight equipment, net	(109,950)	(54,128)	(27,881)
Acquisition of LiveTV, LLC, net of cash acquired	(80,448)	—	—
Purchases of short-term investments	(11,395)	—	(20,923)
Proceeds from maturities of short-term investments	2,000	—	21,392
Other, net	(603)	(1,952)	(7,959)

Net cash used in investing activities	(744,461)	(289,855)	(241,130)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	416,000	185,000	137,750
Proceeds from issuance of common stock	174,014	25	130
Proceeds from aircraft sale and leaseback transactions	150,000	72,000	70,000
Proceeds from short-term borrowings	27,098	28,781	15,138
Proceeds from issuance of convertible redeemable preferred stock	389	29,731	51,322
Repayment of long-term debt	(71,398)	(35,254)	(18,577)
Repayment of short-term borrowings	(34,200)	(15,138)	—
Other, net	(4,689)	(3,450)	(1,300)

Net cash provided by financing activities	657,214	261,695	254,463

INCREASE IN CASH AND CASH EQUIVALENTS	129,230	83,119	16,157
Cash and cash equivalents at beginning of period	117,522	34,403	18,246

Cash and cash equivalents at end of period	$246,752	$117,522	$34,403

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK

AND STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands)

		Stockholders' Equity (Deficit)
	Convertible Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit/ Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income	Total
Balance at December 31, 1999	$133,478	$64	$305	$(19,262)	$—	$—	$(18,893)
Net loss	—	—	—	(21,330)	—	—	(21,330)
Other comprehensive income	—	—	—	—	—	—	—

Total comprehensive income							(21,330)
Issuance of Series A Preferred stock, $5.2745 per share	1,049	—	—	—	—	—	—
Exercise of common stock options	—	1	137	—	—	—	138
Issuance of Series B Preferred stock, $7.387 per share	14,967	—	—	—	—	—	—
Accrued undeclared dividends on preferred stock	14,092	—	—	(14,092)	—	—	(14,092)
Other	(34)	—	24	—	—	—	24

Balance at December 31, 2000	163,552	65	466	(54,684)	—	—	(54,153)
Net income	—	—	—	38,537	—	—	38,537
Other comprehensive income	—	—	—	—	—	—	—

Total comprehensive income							38,537
Exercise of common stock options	—	—	25	—	—	—	25
Issuance of Series B Preferred stock, $7.387 per share	14,944	—	—	—	—	—	—
Issuance of Series B Preferred stock, $7.387 per share	14,975	—	—	—	—	—	—
Accrued undeclared dividends on preferred stock	16,970	—	—	(16,970)	—	—	(16,970)
Unearned compensation on common stock options	—	—	3,183	—	(3,183)		—
Other	—	—	194	—	200	—	394

Balance at December 31, 2001	210,441	65	3,868	(33,117)	(2,983)	—	(32,167)
Net income	—	—	—	54,908	—	—	54,908
Other comprehensive income	—	—	—	—	—	187	187

Total comprehensive income							55,095
Accrued undeclared dividends on preferred stock	5,955	—	—	(5,955)	—	—	(5,955)
Proceeds from initial public offering, net of offering expenses	—	101	168,177	—	—	—	168,278
Conversion of redeemable preferred stock	(216,394)	461	215,933	—	—	—	216,394
Exercise of common stock options	—	8	1,058	—	—	—	1,066
Tax benefit of stock options exercised	—	—	6,568	—	—	—	6,568
Unearned compensation on common stock options, net of forfeitures	—	—	8,144	—	(8,144)	—	—
Amortization of unearned compensation	—	—	—	—	1,713	—	1,713
Stock issued under crewmember stock purchase plan	—	3	3,711	—	—	—	3,714
Other	(2)	—	12	(45)	—	—	(33)

Balance at December 31, 2002	$—	$638	$407,471	$15,791	$(9,414)	$187	$414,673

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

Note 1—Summary of Significant Accounting Policies

        Basis of Preparation and Description of Business:    JetBlue Airways Corporation, incorporated in Delaware on August 24, 1998, offers low-fare, innovative, quality passenger air transportation service to and from a growing number of locations in the United States. As of December 31, 2002, we operated 168 flights a day providing daily service between 20 cities. Our consolidated financial statements include the accounts of JetBlue Airways Corporation, or JetBlue, and our wholly owned subsidiary, LiveTV, LLC, or LiveTV, collectively "we" or the "Company". LiveTV's results of operations from the date of acquisition have been included and all intercompany transactions and balances have been eliminated. Air transportation services accounted for all of the Company's operations in 2000 and 2001, and substantially all of its operations in 2002. Accordingly, segment information is not provided for LiveTV in 2002.

        During its development stage from inception to December 31, 1999, JetBlue was involved in recruiting and training personnel, raising capital, obtaining aircraft and spare engines, developing and analyzing markets, obtaining slot exemptions at John F. Kennedy International Airport and building our business strategy. We commenced operations on February 11, 2000.

        We are required to make estimates and assumptions when preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.

        Cash and Cash Equivalents:    Cash equivalents consist of short-term, highly liquid investments with maturities of three months or less when purchased.

        Short-Term Investments:    Short-term investments consist of investment-grade, interest bearing instruments maturing in 12 months or less stated at amortized cost as well as fuel hedge derivative contracts settling within 12 months stated at fair value. All short-term investments are classified as held to maturity securities.

        Inventories:    Inventories consist of expendable aircraft spare parts, supplies and aircraft fuel. These items are stated at average cost and charged to expense when used. An allowance for obsolescence on aircraft spare parts is provided over the remaining useful life of the related aircraft.

        Property and Equipment:    We record our property and equipment at cost and depreciate these assets on a straight-line basis to their estimated residual values over their estimated useful lives. Additions, modifications that enhance the operating performance of our assets, and interest related to predelivery deposits to acquire new aircraft are capitalized.

        Estimated useful lives and residual values for our property and equipment are as follows:

	Estimated Useful Life	Residual Value
Aircraft	25 years	20%
Aircraft parts	Fleet life	10%
Flight equipment leasehold improvements	Lease term	0%
Ground property and equipment	3-10 years	0%
Leasehold improvements	15 years or lease term	0%

        We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted future cash flows estimated to be generated by these assets are less than the assets' net book value. If an impairment occurs, the loss is measured by comparing the fair value of the asset to its carrying amount.

        Passenger Revenues:    Passenger revenue is recognized when the transportation is provided or after the ticket or customer credit (issued upon payment of a change fee) expires. Tickets sold but not yet used and unexpired credits are included in air traffic liability.

        LiveTV Revenues:    LiveTV has a contract for the sale of certain hardware and installation, programming and maintenance of in-flight entertainment systems. Revenues and expenses related to these activities will be recognized over the contract term as services are provided. No revenue was recognized under this contract through December 31, 2002.

        Aircraft Maintenance and Repairs:    Regular maintenance, including airframe checks and engine overhauls, for owned and leased flight equipment are charged to expense as incurred.

        Advertising Costs:    Advertising costs, which are included in sales and marketing, are expensed as incurred. Advertising expense in 2002, 2001 and 2000 was $24.1 million, $15.6 million and $12.7 million, respectively.

        Loyalty Program:    We launched our customer loyalty program, TrueBlue Flight Gratitude, in June 2002. We account for this by recording a liability for the estimated incremental cost of the awards we expect to be redeemed. We adjust this liability, which is included in air traffic liability, periodically based on points earned and redeemed as well as changes in the estimated incremental costs.

        Income Taxes:    We account for income taxes utilizing the liability method. Deferred income taxes are recognized for the tax consequences of temporary differences between the tax and financial statement reporting bases of assets and liabilities. A valuation allowance for net deferred tax assets is provided unless realizability is judged by us to be more likely than not.

        Comprehensive Income (Loss):    Comprehensive income (loss) consists of net income (loss) plus other comprehensive income (loss). Comprehensive income for the year ended December 31, 2002 was $55.1 million, which included our net income of $54.9 million and unrealized gains of $0.2 million on our crude oil options contracts which qualify for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

        Stock-Based Compensation:    We account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for a stock option grant is recognized if the exercise price is less than the fair value of our common stock on the grant date. The following table illustrates the effect on net income (loss) and earnings (loss) per common share if we had applied the fair value method to measure stock-based compensation, which is described more fully in Note 6, as required under the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2001	2000
Net income (loss), as reported	$54,908	$38,537	$(21,330)
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	989	115	—
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax
Crewmember stock purchase plan	(3,264)	—	—
Employee stock options	(2,933)	(320)	(97)

Proforma net income (loss)	$49,700	$38,332	$(21,427)

Earnings (loss) per common share:
Basic—as reported	$1.10	$6.59	$(17.77)

Basic—proforma	$0.98	$6.52	$(17.82)

Diluted—as reported	$0.84	$0.76	$(17.77)

Diluted—proforma	$0.76	$0.76	$(17.82)

Note 2—Acquisition of LiveTV

        On September 27, 2002, we paid $80.3 million in cash to acquire the membership interests of LiveTV and to retire $39.0 million of their outstanding debt. LiveTV provides in-flight entertainment systems for commercial aircraft, including live in-seat satellite television, wireless aircraft data link service and cabin surveillance systems. The primary reason for the acquisition was to control the execution and marketing of an important aspect of our product. The determination and allocation of the purchase price is as follows (in thousands):

Cash paid at acquisition	$80,272
Technology previously acquired, net	3,063
Other, net	(660)

Total purchase price	$82,675

Current assets	$1,031
Fair value of property and equipment	20,562
Existing technology purchased	69,255
Liabilities assumed	(8,173)

Total allocated purchase price	$82,675

        The existing technology purchased is an intangible asset that will be amortized over seven years based on the average number of aircraft currently expected to be in service. Accumulated amortization at December 31, 2002 was $1.0 million. Projected amortization expense is $5.0 million in 2003, $6.8 million in 2004, $8.4 million in 2005, $9.8 million in 2006 and $11.2 million in 2007.

        Installed in-flight entertainment systems, which comprise the majority of the property and equipment acquired, are depreciated over 12 years. Subsequent to the acquisition, our consolidated results of operations reflect additional amortization, depreciation and salaries and benefits expense which will be offset by a reduction in other operating expenses where the expense for payments by JetBlue under its long-term contractual agreement to LiveTV had previously been recorded.

        Proforma results of operations, had we acquired LiveTV on January 1, 2001 would have been (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2001
Operating revenues	$635,321	$320,569
Operating income	97,524	24,145
Net income	52,943	35,703
Earnings per common share:
Basic	$1.05	$5.72

Diluted	$0.81	$0.71

        The proforma results for 2001 exclude a $4.1 million pre-tax charge which resulted from the impairment in the fair value of system hardware owned by LiveTV and leased to a customer who filed bankruptcy under Chapter 11 in 2000. The proforma results of operations have been prepared for comparative purposes only. These results are not indicative of the consolidated results of operations which would have occurred had the transaction been consummated on January 1, 2001 and are not indicative of the consolidated results of operations which will occur in the future.

Note 3—Long-term Debt and Short-term Borrowings

        Long-term debt at December 31 consisted of the following (in thousands, with interest rates as of December 31, 2002):

	2002	2001
Floating rate equipment notes due through 2014, 3.5% weighted average rate	$687,542	$303,620
Aircraft manufacturer floating rate predelivery notes due in 2003, 3.0% weighted average rate	2,710	42,030

Total debt	690,252	345,650
Less: current maturities	50,754	54,985

Long-term debt	$639,498	$290,665

        Interest rates on floating rate notes adjust quarterly or semi-annually based on the London Interbank Offered Rate. At December 31, 2002, we were in compliance with the covenants of all our debt and lease agreements, which include among other things, a requirement to maintain certain financial ratios. Aircraft, engines and predelivery deposits having a net book value of $875 million at December 31, 2002, were pledged as security under various debt agreements.

        Maturities of long-term debt for the next five years are as follows (in thousands):

2003	$50,754
2004	50,026
2005	52,203
2006	51,585
2007	51,699

        Cash payments of interest, net of capitalized interest, aggregated $14.2 million, $4.8 million and $1.5 million in 2002, 2001 and 2000, respectively. Non-cash predelivery financing obtained in connection with the acquisition of new aircraft was $34.0 million and $28.2 million in 2001 and 2000, respectively.

        In November 2000, we entered into a funding facility to finance aircraft predelivery deposits. The facility, as amended in December 2001, allows for borrowings up to $32.0 million through November 2004. Commitment fees are .35% per annum on the average unused portion of the facility. At December 31, 2002, $10.3 million was available under this facility. The weighted average interest rate on these outstanding short-term borrowings at December 31, 2002 and 2001 was 2.9% and 3.6%, respectively.

Note 4—Leases

        We lease aircraft, as well as airport terminal space, other airport facilities, office space and other equipment, which expire in various years through 2024. Total rental expense for all operating leases in 2002, 2001 and 2000 was $64.5 million, $49.7 million and $20.2 million, respectively. We have $12.9 million of restricted cash pledged under standby letters of credit related to these leases which is included in other assets.

        At December 31, 2002, 16 of the 37 aircraft we operated were leased under operating leases, with initial lease term expiration dates ranging from 2009 to 2022. Five of the 16 aircraft leases have variable-rate rent payments based on the London Interbank Offered Rate. Nine aircraft leases generally can be renewed at rates based on fair market value at the end of the lease term for one to four years. Eight aircraft leases have purchase options after five or 12 years at amounts that are expected to approximate fair market value or at the end of the lease term at fair market value.

        Future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 2002, are as follows (in thousands):

	Aircraft	Other
2003	$50,534	$7,069
2004	49,008	7,462
2005	52,782	6,455
2006	53,259	6,080
2007	52,743	5,392
Thereafter	362,491	16,210

Total minimum lease payments	$620,817	$48,668

        We have committed to lease six additional aircraft in 2003, five under 20 year operating leases and one under a 12 year operating lease, with total minimum lease payments estimated to aggregate $291 million that are not included above. As we have not yet entered into an agreement to lease our terminal facility space at JFK through 2006, total expected minimum lease payments of $43 million are also not included above.

Note 5—Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit)

        On October 23, 2002, our Board of Directors declared a three-for-two stock split, distributing 21,210,019 shares on December 12, 2002. All common share and per share data for periods prior to the stock split presented in the accompanying consolidated financial statements and notes thereto have been restated to give effect to the stock split. We did not restate share data for the convertible redeemable preferred stock.

        Effective with our initial public offering on April 17, 2002, our authorized shares of capital stock were increased to 500 million shares of common stock and 25 million shares of preferred stock and all outstanding shares of our convertible redeemable preferred stock were converted to common stock on a one-for-one basis. The holders of our common stock are entitled to one vote per share on all matters which require a vote by the Company's stockholders as outlined in the articles of incorporation and the by-laws.

        In 1998, the Company issued 6,399,900 shares of Series A-1 Common Stock to management and other individuals for $369,203 in cash. On December 16, 1998, the Company and a group of investors (collectively, the Investors) entered into a stock purchase agreement in which the Investors agreed to invest $126 million in cash in five installments through 2000 and in return receive 23,879,341 shares of Series A-1 Preferred and Series A-2 Preferred Stock and attached contingent warrants to purchase common stock of the Company. The contingent warrants expired unexercised in March 2000. Management and other individuals purchased the remaining 733,200 shares of Series A-1 Preferred Stock. On August 10, 2000, the Investors and management agreed to invest $15 million in cash for 2,026,135 shares of Series B-1 Preferred and Series B-2 Preferred Stock and provided the Company with a call for an additional $15 million through December 31, 2001. In October 2001, the Company exercised its call and issued 2,022,991 shares of Series B-1 Preferred and Series B-2 Preferred Stock.

Separately, in October and November 2001, the Company sold 2,030,595 shares of Series B-1 Preferred and Series B-2 Preferred Stock for $15 million in cash to certain of its preferred stockholders.

        On April 17, 2002, we raised $182.2 million from an initial public offering of 10,120,000 shares of our common stock at a price to the public of $18.00 per share, all of which shares were issued and sold by us. Upon the closing of the initial public offering, all 30,692,262 outstanding shares of our convertible redeemable preferred stock were converted into 46,038,393 shares of common stock. Net proceeds, after deducting underwriting discounts and commissions, of $169.4 million received by the Company and were invested in short-term, investment-grade, interest-bearing instruments, of which $80.3 million was used to acquire LiveTV. Total offering expenses were $2.0 million.

        Shares of common stock and each class of convertible redeemable preferred stock as of December 31 were outstanding as follows:

		Convertible Redeemable Preferred Stock
	Common Stock
		Series A-1	Series A-2	Series B-1	Series B-2
Balance at December 31, 1999	6,399,900	16,712,088	7,701,550	—	—
Stock issuance	—	198,903	—	1,493,246	532,889
Conversion	—	1,895,913	(1,895,913)	—	—
Exercise of stock options	111,250	—	—	—	—

Balance at December 31, 2000	6,511,150	18,806,904	5,805,637	1,493,246	532,889
Stock issuance	—	—	—	2,513,337	1,540,249
Exercise of stock options	34,800	—	—	—	—

Balance at December 31, 2001	6,545,950	18,806,904	5,805,637	4,006,583	2,073,138
Initial public offering	10,120,000	—	—	—	—
Automatic conversion	46,038,393	(18,806,904)	(5,805,637)	(4,006,583)	(2,073,138)
Exercise of stock options	811,623	—	—	—	—
Crewmember stock purchase plan	242,718	—	—	—	—
Other	(272)	—	—	—	—

Balance at December 31, 2002	63,758,412	—	—	—	—

        Under separate agreements signed in 1998, 5,950,350 shares of the common stock purchased by certain management owners are subject to repurchase by the Company of any unvested shares upon the termination of service by these employees at the holder's original purchase price. The shares vest in equal annual installments upon completion of each year of service generally over a five-year period. At December 31, 2002, 2001 and 2000, 4,772,700, 3,595,050 and 2,396,700 shares were vested under these agreements, respectively.

        Holders of our convertible redeemable preferred stock were entitled to cash dividends, which were accrued and accumulated if not paid in full, before any dividends were declared and paid or set aside for the common stock. No dividends had been declared and concurrent with the initial public offering, the Company's obligation to pay accrued dividends was canceled upon conversion of the convertible redeemable preferred stock into common stock.

        Pursuant to the Stockholder Rights Agreement, which became effective in February 2002, each share of common stock has attached to it a right and, until the rights expire or are redeemed, each new share of common stock issued by the Company will include one right. Upon the occurrence of certain events, each right entitles the holder to purchase one one-thousandth of a share of Series A participating preferred stock at an exercise price of $120, subject to adjustment. The rights become exercisable only after any person or group acquires beneficial ownership of 15% or more (25%, or 30% in one case, in the case of certain Investor Groups as defined in the Agreement) of the Company's outstanding common stock or commences a tender or exchange offer that would result in such person or group acquiring beneficial ownership of 15% or more (25%, or 30% in one case, in the case of certain Investor Groups) of the company's common stock. If after the rights become exercisable, the Company is involved in a merger or other business combination or sells more than 50% of its assets or earning power, each right will entitle its holder (other than the acquiring person or group) to receive common stock of the acquiring company having a market value of twice the exercise price of the rights. The rights expire on April 17, 2012 and may be redeemed by the Company at a price of $.01 per right prior to the time they become exercisable.

Note 6—Stock-Based Compensation

        Crewmember Stock Purchase Plan:    Our crewmember stock purchase plan, or CSPP, is available to all employees and was adopted in February 2002, with 2,250,000 shares of our common stock initially reserved for issuance. The number of shares reserved for issuance will automatically increase each January by an amount equal to 3% of the total number of shares of our common stock outstanding on the last trading day in December of the prior calendar year. On January 1, 2003, the number of shares reserved for issuance was increased by 1,912,752 shares. In no event will any such annual increase exceed 4,050,000 shares. The plan will terminate no later than the last business day of April 2012.

        The plan has a series of successive overlapping 24-month offering periods, with a new offering period beginning on the first business day of May and November each year. Employees can only join an offering period on the start date and participate in one offering period at a time. Employees may contribute up to 10% of their pay, through payroll deductions, toward the purchase of common stock at 85% of the lower of the fair market value per share at the beginning of the offering period or on the purchase date. The initial purchase date occurred on October 31, 2002 when 242,718 shares of our common stock were purchased for $3.7 million, or $15.30 per share. Purchase dates occur on the last business day of April and October each year.

        If the fair market value per share of our common stock on any purchase date within a particular offering period is less than the fair market value per share on the start date of that offering period, then the employees in that offering period will automatically be transferred and enrolled in the next two-year offering period which shall, immediately after the purchase of the common stock, begin on the next business day following such purchase date.

        Should we be acquired by merger or sale of substantially all of our assets or more than 50% of our outstanding voting securities, then all outstanding purchase rights will automatically be exercised immediately prior to the effective date of the acquisition at a price equal to the lower of 85% of the market value per share on the start date of the offering period in which the participant is enrolled or 85% of the fair market value per share immediately prior to the acquisition.

        Stock Incentive Plan:    The 2002 Stock Incentive Plan, or the 2002 Plan, provides for incentive and non-qualified stock options to be granted to certain employees and members of the Board of Directors. The 2002 Plan became effective following our initial public offering and provided that all outstanding options under the 1999 Stock Option/Stock Issuance Plan, or the 1999 Plan, be transferred to the 2002 Plan. No further option grants will be made under the 1999 Plan. The transferred options will continue to be governed by their existing terms. Stock options under the 2002 Plan become exercisable when vested, which occurs in annual installments of four, five or seven years or upon the occurrence of a change in control, and expire 10 years from the date of grant. Our policy is to grant options with the exercise price equal to the market price of the underlying common stock on the date of grant. The number of shares reserved for issuance will automatically increase each January by an amount equal to 4% of the total number of shares of our common stock outstanding on the last trading day in December of the prior calendar year. In no event will any such annual increase exceed 5,400,000 shares.

        The following is a summary of stock option activity for the years ended December 31:

	2002			2001		2000
	Shares		Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	5,696,520		$1.99	3,503,670	$1.01	2,151,420	$0.73
Granted	4,325,850		22.74	2,389,500	3.43	1,908,750	1.38
Exercised	(811,623)		1.31	(34,800)	0.73	(111,250)	1.24
Forfeited	(250,998)		11.24	(161,850)	2.17	(445,250)	1.18

Outstanding at end of year	8,959,749		11.81	5,696,520	1.99	3,503,670	1.01

Vested at end of year	1,755,180		1.58	1,247,467	0.86	774,034	0.91
Reserved for issuance	9,740,402	(1)		7,694,952		4,619,952
Available for future grants	27,530	(1)		1,852,382		1,005,032

(1)
On January 1, 2003, the number of shares reserved for issuance was increased by 2,550,336 shares.

At December 31, 2002:

	Options Outstanding			Options Vested
	Shares	Weighted-Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Range of exercise prices
$ 0.73 to $ 1.30	2,007,644	7.0	$0.84	1,206,330	$0.80
$ 1.31 to $ 8.99	2,790,480	8.3	3.06	498,450	2.72
$ 9.00 to $21.79	1,740,625	9.4	15.05	50,400	9.00
$21.80 to $31.84	2,421,000	9.6	28.67	—	—

        Certain options granted prior to the initial public offering have exercise prices that are less than the deemed market value of the underlying common stock. Unearned compensation expense associated with these transactions is being amortized over the vesting periods of five or seven years and will be $1.8 million per year in 2003 through 2006, $1.2 million in 2007 and $1.0 million in 2008. The following table discloses the number of options granted during 2002 and 2001 and certain weighted-average information of the options granted:

	Number of Options	Fair Value	Exercise Price
Exercise price equals market price:
2002	3,469,500	$12.75	$26.14
2001	676,500	$0.62	$2.41
Exercise price less than market price:
2002	856,350	$12.24	$9.00
2001	1,713,000	$2.92	$3.83

        The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The following table shows our assumptions and weighted average fair values of stock-based compensation used to compute the proforma information for employee stock options included in Note 1:

	Year of Grant
	2002	2001	2000
Risk-free interest rate	4.2%	4.9%	5.8%
Average expected life of options (years)	6.4	6.4	6.0
Expected volatility of common stock	41.3%	0.0%	0.0%
Expected annual dividends	—	—	—
Weighted average fair value of stock options	$12.65	$2.27	$0.41

        The assumptions used to value the purchase rights under our 2002 CSPP plan, also included in the proforma information in Note 1, included a weighted-average risk free interest rate of 2.66%, volatility of 41.3%, an expected life of six months and a dividend yield of zero percent, resulting in a weighted-average fair value of $8.16 per share.

        Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models for valuing options do not necessarily provide a reliable single measure of their fair values.

Note 7—Earnings (Loss) Per Share

        The following table shows how we computed basic and diluted earnings (loss) per common share for the years ended December 31 (in thousands, except share data):

	2002	2001	2000
Numerator:
Net income (loss) applicable to common stockholders for basic earnings (loss) per share	$ 48,953	$ 21,567	$ (35,422)
Effect of dilutive securities—preferred stock dividends	5,955	16,970	—

Net income (loss) applicable to common stockholders after assumed conversion for diluted earnings (loss) per share	$ 54,908	$ 38,537	$ (35,422)

Denominator:
Weighted-average shares outstanding for basic earnings (loss) per share	44,697,317	3,274,130	1,992,999
Effect of dilutive securities:
Convertible redeemable preferred stock	13,370,053	41,205,064	—
Unvested common stock	2,064,585	3,255,114	—
Employee stock options	4,970,190	2,880,429	—

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	65,102,145	50,614,737	1,992,999

        Outstanding unvested common stock purchased by certain of the Company's management is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings (loss) per share. Convertible redeemable preferred stock, unvested common stock outstanding and employee stock options are not included in the calculation of loss per share for the year ended December 31, 2000 due to their anti-dilutive impact.

Note 8—Income Taxes

        The provision for income taxes consisted of the following for the years ended December 31 (in thousands):

	2002	2001	2000
Current:
Federal	$—	$5	$(237)
State	457	—	(2)
Deferred:
Federal	31,560	2,349	—
State	8,099	1,024	—

Income tax expense (benefit)	$40,116	$3,378	$(239)

        The effective tax rate on income (loss) before income taxes differed from the federal income tax statutory rate for the years ended December 31 for the following reasons (in thousands):

	2002	2001	2000
Income tax expense (benefit) at statutory rate	$33,258	$14,251	$(7,333)
Increase (reduction) resulting from:
Increase (decrease) in valuation allowance	—	(14,659)	8,431
State income tax (benefit), net of federal benefit	5,791	3,297	(1,492)
Other, net	1,067	489	155

Total income tax expense (benefit)	$40,116	$3,378	$(239)

        Cash payments for income taxes were $573,000, $55,000 and $239,000 in 2002, 2001 and 2000, respectively.

        For financial reporting purposes, a valuation allowance had been recorded at December 31, 2000 and 1999 to reduce the net deferred tax assets to zero. During 2001, we recognized the benefit from the future use of operating loss carryforwards and other deferred tax assets because our evaluation of all the available evidence indicated that it was more likely than not that such deferred tax assets would be realized as the Company is in a net deferred tax liability position.

        The net deferred taxes listed below include a current net deferred tax asset of $2.8 million and a long-term net deferred tax liability of $38.5 million at December 31, 2002. The components of our deferred tax assets and liabilities as of December 31 are as follows (in thousands):

	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$29,111	$22,467
Stock options	6,619	—
Organization and start-up costs	4,719	5,841
Employee benefits	1,402	1,144
Gains from sale and leaseback of aircraft	1,302	301
Other	1,838	452

Deferred tax assets	44,991	30,205
Deferred tax liabilities:
Accelerated depreciation	(80,690)	(33,578)

Net deferred tax liability	$(35,699)	$(3,373)

        At December 31, 2002, the Company had regular tax net operating loss carryforwards of $71.7 million available for carryforward to reduce the tax liabilities of future years. These carryforwards begin to expire in 2020 for federal purposes and between 2010 and 2020 for state purposes.

Note 9—Employee Retirement Plan

        The Company has a retirement savings 401(k) defined contribution plan, or the Plan, covering all its employees. We match 100 percent of our employee contributions up to three percent of their compensation in cash, which then vests over five years. Participants are immediately vested in their voluntary contributions. During 2001, we established a profit sharing retirement plan as a separate component of the Plan for all of our employees under which an award pool consisting of 15% of the Company's pre-tax earnings, subject to Board of Director approval, is distributed on a pro rata basis based on employee compensation. These contributions vest immediately. Company contributions expensed in 2002, 2001 and 2000 were $19.3 million, $8.6 million and $442,000, respectively for the Plan.

Note 10—Commitments

        Our firm aircraft orders, after assuming the exercise in February 2003 of options for two aircraft, consist of 49 Airbus A320 aircraft scheduled for delivery through 2007. Committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $540 million in 2003, $485 million in 2004, $445 million in 2005, $200 million in 2006 and $190 million in 2007. Lease financing has been arranged for five of the 14 2003 deliveries. Although we believe that financing should be available for our remaining 44 firm aircraft deliveries, we cannot make assurances that we will be able to obtain such financing, which may require us to modify our aircraft acquisition plans.

        We also have options to purchase 26 A320 aircraft and related equipment scheduled for delivery from 2004 through 2009 and have purchase rights to acquire 19 additional aircraft, which allow us to purchase these additional aircraft under the same terms as the aircraft on order.

        Our commitments also include those of LiveTV which has several long-term purchase agreements with its suppliers, including the sole supplier of its antenna, to provide equipment to be installed on its customers' aircraft including JetBlue's aircraft. Committed expenditures to these suppliers are approximately $20 million in 2003, $9 million in 2004 and $6 million per year in 2005 through 2007.

        We enter into individual employment agreements with each of our FAA-licensed employees, which include pilots, dispatchers and technicians. Each employment agreement is for a term of five years and automatically renews for an additional five-year term unless either the employee or we elect not to renew it by giving at least 90 days' notice before the end of the initial term. Pursuant to these agreements, these employees can only be terminated for cause. In the event of a downturn in our business, we are obligated to pay these employees a guaranteed level of employment income and to continue their benefits if they do not obtain other aviation employment.

Note 11—Contingencies

        The Company is party to legal proceedings and claims that arise during the ordinary course of business. It is the opinion of management that the ultimate outcome of these matters will not have a material adverse effect upon the Company's financial position, results of operations or cash flows. None of our employees are covered by collective bargaining agreements with us.

        As of December 31, 2002, we had approval from the Federal Aviation Administration and the Department of Transportation to operate up to 40 aircraft. We have submitted an application for authorization to increase the size of our fleet beyond 40 aircraft. Although we expect our request to be approved, we cannot make assurances that such authorization will be granted.

        The Company is a party to many routine contracts under which it indemnifies third parties for various risks. We have not accrued a liability for any of these indemnities, as the likelihood of payment in each case is considered remote. These indemnities consist of the following:

        All of the Company's bank loans, including its aircraft and engine mortgages, contain standard provisions present in loans of this type which obligate the Company to reimburse the bank for any increased costs associated with continuing to hold the loan on its books which arise as a result of broadly defined regulatory changes, including changes in reserve requirements and bank capital requirements. These indemnities would have the practical effect of increasing the interest rate on our debt if they were to be triggered. In all cases, the Company has the right to repay the loan and avoid the increased costs. The term of these indemnities matches the length of the loan up to 12 years. The maximum potential payment under these indemnities cannot be determined.

        Under both aircraft leases with foreign lessors and aircraft and engine mortgages with foreign lenders, the Company has agreed to customary indemnities concerning withholding tax law changes under which the Company is responsible, should withholding taxes be imposed, for paying such amount of additional rent or interest as is necessary to ensure that the lessor or lender still receives, after taxes, the rent stipulated in the lease or the interest stipulated under the loan. Terms for these indemnities range from two to 18 years. The maximum potential payment under these indemnities cannot be determined.

        The Company has various leases with respect to real property, and various agreements among airlines relating to fuel consortia or fuel farms at airports, under which the Company has agreed to standard language indemnifying the lessor against environmental liabilities associated with the real property covered under the agreement, even if the Company is not the party responsible for the environmental damage. In the case of fuel consortia at airports, these indemnities are generally joint and several among the airlines. The Company cannot quantify the maximum potential exposure under these indemnities, and the Company does not presently have liability insurance which protects the Company against environmental damages.

        Under certain contracts with third parties, we indemnify the third party against legal liability arising out of an action by the third party. The terms of these contracts vary and the potential exposure under these indemnities cannot be determined. Generally, the Company has liability insurance protecting the Company for its obligations it has undertaken under these indemnities.

        The Company's wholly owned subsidiary LiveTV provides product warranties to a third party airline to which it sells its products and services. The Company does not accrue a liability for product warranties upon sale of the hardware since revenue is recognized over the term of the related service agreement. Expenses for warranty repairs are recognized as they occur. In addition, LiveTV has provided indemnities against any claims which may be brought against its customers related to allegations of patent, trademark, copyright or license infringement as a result of the use of the LiveTV system. The term of the indemnity is indeterminate and as a result, we cannot quantify the maximum potential exposure under this indemnity.

Note 12—Financial Instruments and Risk Management

        We maintain cash and cash equivalents with various high-quality financial institutions or in short-term duration high-quality debt securities. Investments in highly-liquid debt securities are stated at fair value, which approximates cost. The majority of our receivables result from the sale of tickets to individuals, mostly through the use of major credit cards. These receivables are short-term, generally being settled shortly after the sale. As of December 31, 2002, the fair value of our long-term debt, which approximated its carrying value, was estimated using discounted cash flow analysis based on our current incremental borrowing rates for instruments with similar terms. The carrying values of all other financial instruments approximated their fair values.

        The Company is exposed to the effect of changes in the price and availability of aircraft fuel. To manage this risk, we periodically purchase crude oil options contracts. Prices for crude oil are highly correlated to jet fuel, making crude oil derivatives effective at offsetting jet fuel prices to provide some short-term protection against a sharp increase in average fuel prices. In 2002, contracts for 1.3 million barrels, representing 52% of our jet fuel consumption for the year, were settled resulting in a net gain of $1.2 million. These derivative instruments were not designated as hedges for financial accounting purposes. Contracts for 2.1 million barrels were held at December 31, 2002, which hedged approximately 45% of our projected annual fuel requirements for 2003 and approximately 18% of our projected fuel requirements through the first quarter of 2004. We have agreements whereby cash deposits are required if market risk exposure exceeds a specified threshold amount.

        In December 2002, we designated our outstanding contracts as cash flow hedges for accounting purposes. The contracts continue to be recorded at fair value on the balance sheet, with changes in the effective portion of their fair value from the designation date now reflected in other comprehensive income until the underlying hedged fuel is consumed, at which time the effective portion of the realized gain is offset against fuel expense. We determine the ineffective portion, for which an immaterial amount was recorded in other income in 2002, as the excess of the fair value of the hedge contracts over the change in expected cash outflows for the underlying hedged jet fuel. Subsequent to the designation date, we adjusted the fair value of these instruments by deferring $312,000 of gains, $187,000 net of tax, in other comprehensive income. Unrealized gains of $724,000 are reflected in other income, which primarily represent the gains on these instruments from the date of the contract origination through the date of designation as cash flow hedges.

        Any outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements, but we do not expect any of the counterparties to fail to meet their obligations. The amount of such credit exposure is generally the unrealized gains, if any, in such contracts. To manage credit risks, we select counterparties based on credit assessments, limit overall exposure to any single counterparty and monitor the market position with each counterparty. We do not use derivative instruments for trading purposes.

Note 13—Airline Stabilization Act Compensation

        On September 22, 2001, the President signed into law the Air Transportation Safety and System Stabilization Act, or the Airline Stabilization Act, which provided, among other things, for compensation to U.S. passenger and cargo airlines for direct and increment losses incurred from September 11, 2001 to December 31, 2001 as a result of the September 11th terrorist attacks. We received compensation of $3.2 million and $15.9 million during 2002 and 2001, respectively, and recognized $0.4 million and $18.7 million of compensation in other income (expense) during the same periods.

Note 14—Quarterly Financial Data (Unaudited)

        Quarterly results of operations for the years ended December 31 are summarized below (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter(1)
2002
Operating revenues	$133,369	$149,303	$165,261	$187,258
Operating income	23,378	27,707	22,461	31,441
Net income	13,004	14,586	12,155	15,163
Basic earnings per share	$1.90	$0.27	$0.20	$0.24
Diluted earnings per share	$0.23	$0.22	$0.18	$0.22
2001
Operating revenues	$63,850	$78,398	$82,608	$95,558
Operating income	7,538	11,038	4,216	4,015
Net income	6,749	10,661	10,072	11,055
Basic earnings per share	$0.96	$2.24	$1.92	$1.52
Diluted earnings per share	$0.14	$0.22	$0.20	$0.20

(1)
Airline Stabilization Act compensation recorded in other income (expense) was $407 in third quarter 2002, and $6,696 and $12,009 in the third and fourth quarters of 2001, respectively.

        The sum of the quarterly earnings per share amounts does not equal the annual amount reported since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average common shares outstanding and other dilutive potential common shares.

Report of Independent Auditors

The Board of Directors and Stockholders
JetBlue Airways Corporation

        We have audited the accompanying consolidated balance sheets of JetBlue Airways Corporation as of December 31, 2002 and 2001, and the related consolidated statements of operations, convertible redeemable preferred stock and stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JetBlue Airways Corporation at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

New York, New York
January 27, 2003

Independent Auditors' Report

         The Board of Directors and Stockholders
JetBlue Airways Corporation:

        We have audited the accompanying statements of operations, convertible redeemable preferred stock and stockholders' equity (deficit) and cash flows of JetBlue Airways Corporation for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all materials respects, the results of operations and cash flows of JetBlue Airways Corporation for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/  KPMG LLP

Stamford, CT
June 27, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On December 7, 2001, we dismissed KPMG LLP as our independent accountants. The report of KPMG LLP on our financial statements for 2000 contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. There have been no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG LLP would have caused them to make reference thereto in their report on the financial statements for such years. The decision to change firms was approved by the audit committee of our board of directors. We engaged Ernst & Young LLP as our new independent accountants as of December 7, 2001. We have provided KPMG LLP with a copy of the disclosure contained in this report.

        A copy of the letter, dated February 12, 2002, addressed to the commission stating whether or not KPMG LLP agreed with the above statements, was filed as Exhibit 16.1 to our registration statement on Form S-1, as amended (Registration No. 333-82576) filed on February 12, 2002.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is incorporated by reference from our definitive proxy statement for the 2003 Annual Meeting of Stockholders to be held May 21, 2003 to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the last fiscal year. See "Executive Officers of the Registrant" in Part I of this Report following Item 4 for information relating to executive officers.

        Joy Covey was recently appointed to our Board of Directors and the audit committee of the Board of Directors effective February 10, 2003. Ms. Covey was the Chief Financial Officer and Vice President of Finance and Administration for Amazon.com from December 1996 to September 1999 and occupied other senior management positions at Amazon.com from September 1999 until April 2000. Prior to joining Amazon.com, Ms. Covey occupied various senior management positions with Avid Technology, Inc. from 1995 to 1996 and was Chief Financial Officer of Digidesign from 1991 to 1995. Prior to Digidesign, Ms. Covey worked in mergers and acquisitions with Wasserstein, Perella & Co. and as a certified public accountant with Arthur Young (now Ernst & Young). Ms. Covey earned her Juris Doctorate degree, magna cum laude, from Harvard Law School and holds a Masters of Business Administration degree from Harvard Business School, where she was a Baker Scholar. Ms. Covey received her Bachelor of Science degree in business administration from California State University, Fresno. Ms. Covey is currently a member of the Santa Fe Institute Board of Trustees.

        Jim Hnat was appointed as our General Counsel in February 2003, replacing Tom Kelly who will remain as our Executive Vice President and Secretary.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference from our definitive proxy statement for the 2003 Annual Meeting of Stockholders to be held May 21, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

        The table below provides information relating to our equity compensation plans (including individual compensation arrangements) under which our common stock is authoritzed for issuance as of December 31, 2002:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	9,965,862	$12.26	1,028,699
Equity compensation plans not approved by security holders	—	—	—

Total	9,965,862	$12.26	1,028,699

        The number of shares reserved for issuance under our Crewmember Stock Purchase Plan and 2002 Stock Incentive Plan automatically increases on January 1 each year by three and four percent, respectively, of the total number of shares of our common stock outstanding on the last trading day in December of the prior calendar year. See Note 6 to our consolidated financial statements for further information regarding the material features of the above plans.

        The other information required by this Item is incorporated by reference from our definitive proxy statement for the 2003 Annual Meeting of Stockholders to be held May 21, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference from our definitive proxy statement for the 2003 Annual Meeting of Stockholders to be held May 21, 2003.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

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

        Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, the Chief Executive Officer and Chief Financial Officer of the Company have provided certain certifications to the Securities and Exchange Commission. These certifications accompanied this report when filed with the Commission, but are not set forth herein.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
1. Financial statements:

    Consolidated Balance Sheets—December 31, 2002 and December 31, 2001

    Consolidated Statements of Operations—For the years ended December 31, 2002, 2001 and 2000

    Consolidated Statements of Cash Flows—For the years ended December 31, 2002, 2001 and 2000

    Consolidated Statements of Convertible Redeemable Preferred Stock and
        Stockholders' Equity (Deficit)—For the years ended December 31, 2002, 2001 and 2000

    Notes to Consolidated Financial Statements

    Reports of Independent Auditors

2.
Financial Statement Schedule:

Reports of Independent Auditors on Financial Statement Schedule	S-1
Schedule II—Valuation of Qualifying Accounts and Reserves	S-3

        All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

3.
Exhibits:

        The following is an index of the exhibits included in this report or incorporated herein by reference.

2.1	Membership Interest Purchase Agreement among Harris Corporation and Thales Avionics In-Flight Systems, LLC and In-Flight Liquidating, LLC and Glenn S. Latta and Jeffrey A. Frisco and Andreas de Greef and JetBlue Airways Corporation, dated as of September 9, 2002 relating to the interests in LiveTV, LLC—incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated September 27, 2002.

3.1	Amended and Restated Certificate of Incorporation of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, as amended (File No. 333-82576)
3.2	Amended and Restated Bylaws of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576)
4.1	Specimen Stock Certificate—incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, as amended (File No. 333-82576)
4.2	Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576)
4.3	Stockholder Rights Agreement
4.4	Summary of Rights to Purchase Series A Participating Preferred Stock—incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1, as amended (File No. 333-82576)
10.1**	Airbus A320 Purchase Agreement, dated as of April 20, 1999, between AVSA, S.A.R.L. and JetBlue Airways Corporation, including Amendments No. 1 through No. 11 and Letter Agreements No. 1 through No. 10—incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.2**	Amendment No. 12 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated April 19, 2002—incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for quarterly period ended June 30, 2002.
10.3+	Amendment No. 13 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated November 22, 2002.
10.4+	Amendment No. 14 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated December 18, 2002.
10.5+	Amendment No. 15 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated February 10, 2003.
10.6**	V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, including Side Letters No. 1 through No. 3 and No. 5 through No. 9—incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.7**	Side Letter No. 10 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated April 25, 2002—incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for quarterly period ended June 30, 2002.
10.8+	Side Letter No. 11 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated February 10, 2003.
10.9**	Open Skies Reservation Services Agreement, dated as of July 15, 1999, between Open Skies, Inc. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.10**	Amendment and Restated Agreement between JetBlue Airways Corporation and LiveTV, LLC, dated as of December 17, 2001, including Amendments No. 1, No. 2 and 3—incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

10.11**	Agreement between JetBlue Airways and EADS Aeroframe Services, LLC, issued October 22, 2001 and revised November 20, 2001—incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.12	GDL Patent License Agreement between Harris Corporation and LiveTV, LLC, dated as of September 2, 2002—incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for quarterly period ended September 30, 2002.
10.13*	Employment Agreement, dated November 23, 1998, between JetBlue Airways Corporation and David Neeleman—incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.14*	Employment Agreement, dated October 14, 1998, between JetBlue Airways Corporation and David Barger—incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.15*	Employment Agreement, dated November 20, 1998, between JetBlue Airways Corporation and John Owen—incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.16*	Employment Offer Letter, dated April 12, 1999, between JetBlue Airways Corporation and Ann Rhoades—incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.17*	Restricted Stock Purchase Agreement, dated as of September 18, 1998, by and between JetBlue Airways Corporation and Neeleman Holdings, L.C.—incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.18*	Restricted Stock Purchase Agreement, dated as of September 18, 1998, by and between JetBlue Airways Corporation and David Barger—incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.19*	Restricted Stock Purchase Agreement, dated as of September 18, 1998 by and between JetBlue Airways Corporation and Kelly Holdings L.C.—incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.20*	Restricted Stock Purchase Agreement, dated as of November 2, 1998, by and between JetBlue Airways Corporation and Neeleman Holdings, L.C.—incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.21*	Restricted Stock Purchase Agreement, dated as of November 2, 1998, by and between JetBlue Airways Corporation and John Owen—incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.22*	Non-Competition and Non-Solicitation Agreement, dated as of November 19, 1998, by and among JetBlue Airways Corporation and David Neeleman—incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.23*	1999 Stock Option/Stock Issuance Plan—incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.24*	2002 Stock Incentive Plan—incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.25*	2002 Crewmember Stock Purchase Plan—incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.26*	JetBlue Airways Corporation 401(k) Retirement Plan—incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.27*	Amendment to JetBlue Airways Corporation 401(k) Retirement Plan, dated September 19, 2002

10.28*	Amendment to JetBlue Airways Corporation 401(k) Retirement Plan, dated December 18, 2002
10.29	Form of Director/Officer Indemnification Agreement—incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.30	Form of Letter Agreement between JetBlue Airways Corporation, the Weston Presidio Funds and Quantum Industrial Partners LDC—incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
16.1	Letter dated February 12, 2002 from KPMG LLP—incorporated by reference to Exhibit 16.1 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
23.1	Consent of KPMG LLP.
23.2	Consent of Ernst & Young LLP.
24.1	Power of Attorney.
99.1	Order Granting Slot Exemptions at John F. Kennedy International Airport issued by the United States Department of Transportation on September 16, 1999—incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
99.2	Letter of Approval from the City of Long Beach Department of Public Works, dated May 22, 2001, approving City Council Resolution C-27843 regarding Flight Slot Allocation at Long Beach Municipal Airport—incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

*
Compensatory plans in which the directors and executive officers of JetBlue participate.

**
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with and approved by the Commission.

+
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the Commission.

(b)
Reports on Form 8-K

•
Current Report dated November 12, 2002, reporting under Item 7. "Financial Statements and Exhibits" our certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•
Current Report dated November 14, 2002, reporting under Item 5. "Other Events and Regulation FD Disclosure" the written plan for investment diversification for Ann Rhoades, a member of our board of directors.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION (Registrant)
Date: February 18, 2003	By:	/s/ HOLLY NELSON Vice President and Controller (principal accounting officer)

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on the 18th of February 2003 on behalf of the registrant and in the capacities indicated.

Signature	Capacity

/s/ DAVID NEELEMAN David Neeleman	Chief Executive Officer and Director (Principal Executive Officer)
/s/ JOHN OWEN John Owen	Chief Financial Officer (Principal Financial Officer)
/s/ HOLLY NELSON Holly Nelson	Vice President and Controller (Principal Accounting Officer)
* David Barger	Director
* David Checketts	Director
* Kim Clark	Director
* Joy Covey	Director

* Michael Lazarus	Director
* Neal Moszkowski	Director
* Thomas Patterson	Director
* Joel Peterson	Director
* Ann Rhoades	Director
* Frank Sica	Director
*By:	/s/ JOHN OWEN John Owen Attorney-in-Fact

CERTIFICATIONS

I, David G. Neeleman, certify that:

  1.
  I have reviewed this annual report on Form 10-K of JetBlue Airways Corporation;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 18, 2003	By:	/s/ DAVID G. NEELEMAN Chief Executive Officer

I, John D. Owen, certify that:

  1.
  I have reviewed this annual report on Form 10-K of JetBlue Airways Corporation;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 18, 2003	By:	/s/ JOHN D. OWEN Executive Vice President and Chief Financial Officer

Report of Independent Auditors

         The Board of Directors and Stockholders
JetBlue Airways Corporation

        We have audited the consolidated financial statements of JetBlue Airways Corporation as of December 31, 2002 and 2001 and for each of the two years in the period ended December 31, 2002 and have issued our report thereon dated January 27, 2003, (included elsewhere in this Form 10-K). Our audits also included the information as of December 31, 2002 and 2001, and for each of the two years in the period ended December 31, 2002, included in the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  ERNST & YOUNG LLP

New York, New York
January 27, 2003

Independent Auditors' Report on Supplementary Information

         The Board of Directors and Stockholders
JetBlue Airways Corporation:

        We have audited and reported separately herein on the financial statements of JetBlue Airways Corporation for the year ended December 31, 2000.

        Our audit was made for the purpose of forming an opinion on the basic financial statements of JetBlue Airways Corporation taken as a whole. The supplementary information included in Schedule II-Valuation of Qualifying Accounts and Reserves for the year ended December 31, 2000 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/  KPMG LLP
Stamford, Connecticut
June 27, 2001

JETBLUE AIRWAYS CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe	Deductions — Describe		Balance at End of Period
Year Ended December 31, 2002
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$801	$5,250	$—	$4,403	(1)	$1,648
Allowance for obsolete inventory parts	60	101	—	—		161

Year Ended December 31, 2001
Allowances deducted from asset accounts:
Allowance for doubtful accounts	234	2,760	—	2,193	(1)	801
Allowance for obsolete inventory parts	15	45	—	—		60

Year Ended December 31, 2000
Allowances deducted from asset accounts:
Allowance for doubtful accounts	—	484	—	250	(1)	234
Allowance for obsolete inventory parts	—	15	—	—		15

(1)
Uncollectible accounts written off, net of recoveries

QuickLinks

FORWARD-LOOKING INFORMATION
PART I
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
JETBLUE AIRWAYS CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands)
JETBLUE AIRWAYS CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
JETBLUE AIRWAYS CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
JETBLUE AIRWAYS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
JETBLUE AIRWAYS CORPORATION STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (In thousands)
JETBLUE AIRWAYS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002
Report of Independent Auditors
Independent Auditors' Report
PART III
PART IV
SIGNATURES
CERTIFICATIONS
Report of Independent Auditors
Independent Auditors' Report on Supplementary Information
JETBLUE AIRWAYS CORPORATION SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (In thousands)