Form 10-Q
period 2003-03-31
JETBLUE AIRWAYS CORP
filed 2003-04-30
CIK 1158463

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-49728

JETBLUE AIRWAYS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0617894 (I.R.S. Employer Identification No.)
118-29 Queens Boulevard, Forest Hills, New York (Address of principal executive offices)	11375 (Zip Code)

(718) 709-3026
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of March 31, 2003, there were 63,892,580 shares of the registrant's common stock, par value $0.01, outstanding.

JetBlue Airways Corporation
FORM 10-Q

PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements

JETBLUE AIRWAYS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$238,899	$246,752
Short-term investments	15,044	11,101
Receivables, less allowance	17,653	11,931
Prepaid expenses and other	15,919	13,275

Total current assets	287,515	283,059
PROPERTY AND EQUIPMENT
Flight equipment	875,925	869,101
Predelivery deposits for flight equipment	124,293	112,934

	1,000,218	982,035
Less accumulated depreciation	35,391	28,203

	964,827	953,832
Other property and equipment	61,354	53,098
Less accumulated depreciation	11,538	9,769

	49,816	43,329

Total property and equipment	1,014,643	997,161
OTHER ASSETS
Purchased technology, net	67,171	68,278
Other	34,679	30,425

Total other assets	101,850	98,703

TOTAL ASSETS	$1,404,008	$1,378,923

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$30,327	$46,042
Air traffic liability	115,257	97,534
Accrued salaries, wages and benefits	29,161	37,140
Other accrued liabilities	24,064	16,515
Short-term borrowings	27,379	21,679
Current maturities of long-term debt	50,226	50,754

Total current liabilities	276,414	269,664
LONG-TERM DEBT	626,283	639,498
DEFERRED CREDITS AND OTHER LIABILITIES	68,240	55,088
STOCKHOLDERS' EQUITY
Common stock, 63,892,580 and 63,758,412 shares issued and outstanding in 2003 and 2002, respectively	639	638
Additional paid-in capital	408,790	407,471
Retained earnings	33,149	15,791
Unearned compensation	(8,907)	(9,414)
Accumulated other comprehensive income (loss)	(600)	187

Total stockholders' equity	433,071	414,673

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,404,008	$1,378,923

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2003	2002
OPERATING REVENUES
Passenger	$209,903	$129,091
Other	7,227	4,278

Total operating revenues	217,130	133,369
OPERATING EXPENSES
Salaries, wages and benefits	56,901	33,561
Aircraft fuel	35,966	12,984
Sales and marketing	11,427	9,850
Landing fees and other rents	16,288	9,939
Aircraft rent	13,079	9,491
Depreciation and amortization	10,322	4,712
Maintenance materials and repairs	3,332	1,905
Other operating expenses	35,362	27,549

Total operating expenses	182,677	109,991

OPERATING INCOME	34,453	23,378
OTHER INCOME (EXPENSE)
Interest expense	(6,194)	(4,187)
Capitalized interest	1,021	1,297
Interest income and other	772	1,802

Total other income (expense)	(4,401)	(1,088)

INCOME BEFORE INCOME TAXES	30,052	22,290
Income tax expense	12,694	9,286

NET INCOME	17,358	13,004
Preferred stock dividends	—	(5,011)

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$17,358	$7,993

EARNINGS PER COMMON SHARE:
Basic	$0.28	$1.90

Diluted	$0.25	$0.23

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended, March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,358	$13,004
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	12,106	9,286
Depreciation	9,075	4,399
Amortization	1,327	313
Changes in certain operating assets and liabilities	(6,835)	(6,129)
Other, net	(1,331)	1,570

Net cash provided by operating activities	31,700	22,443
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(109,397)	(99,391)
Predelivery deposits for flight equipment, net	(30,541)	(29,689)
Purchase of short-term investments	(10,013)	—
Proceeds from maturities of short-term investments	4,500	—
Other, net	(35)	(148)

Net cash used in investing activities	(145,486)	(129,228)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	309	27
Proceeds from issuance of long-term debt	—	104,000
Proceeds from short-term borrowings	8,410	5,419
Proceeds from aircraft sale and leaseback transactions	113,700	—
Repayment of long-term debt	(13,743)	(19,646)
Repayment of short-term borrowings	(2,710)	(7,849)
Other, net	(33)	(152)

Net cash provided by financing activities	105,933	81,799

DECREASE IN CASH AND CASH EQUIVALENTS	(7,853)	(24,986)
Cash and cash equivalents at beginning of period	246,752	117,522

Cash and cash equivalents at end of period	$238,899	$92,536

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

Note 1—Summary of Significant Accounting Policies

        Basis of Presentation:    Our condensed consolidated financial statements include the accounts of JetBlue Airways Corporation ("JetBlue") and our wholly owned subsidiary, LiveTV, LLC ("LiveTV"), collectively "we" or the "Company". LiveTV's results of operations from the date of acquisition in September 2002 have been included and all intercompany transactions and balances have been eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with our 2002 audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002 (our "2002 Form 10-K").

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

        LiveTV Revenue and Expenses:    We account for LiveTV's revenues and expenses related to the sale of hardware, maintenance of hardware, and programming services provided, as a single unit in accordance with Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Revenue and expenses related to these components are recognized ratably over the service period.

        Stock-Based Compensation:    We account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for a stock option grant is recognized if the exercise price is less than the fair value of our common stock on the grant date. The following table illustrates the effect on net income and earnings per common share if we had applied the fair value method to measure stock-based compensation, including the impact to profit sharing and income taxes, as required under the disclosure provisions of SFAS No 123, Accounting for Stock-Based Compensation, as amended (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net income, as reported	$17,358	$13,004
Add: Stock-based compensation expense included in reported net income, net	214	186
Deduct: Stock-based compensation expense determined under the fair value method, net
Crewmember stock purchase plan	(725)	—
Employee stock options	(1,203)	(230)

Proforma net income	$15,644	$12,960

Earnings per common share:
Basic—as reported	$0.28	$1.90

Basic—proforma	$0.25	$1.89

Diluted—as reported	$0.25	$0.23

Diluted—proforma	$0.23	$0.23

Note 2—Long-term Debt

        At March 31, 2003, the weighted average interest rate of our long-term debt was 3.26%, and maturities are $37.0 million for the remainder of 2003, $50.0 million in 2004, $52.2 million in 2005, $51.6 million in 2006, $51.7 million in 2007, $53.2 million in 2008, and $380.8 million thereafter.

Note 3—Comprehensive Income

        Comprehensive income included changes in the fair value of our crude oil financial derivative instruments which qualify for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Comprehensive income totaled $16.6 million for the three months ended March 31, 2003, which included our net income of $17.4 million and unrealized losses of $0.8 million related to derivatives contracts. Comprehensive income for the three months ended March 31, 2002 consisted solely of our net income as there were no other comprehensive income (loss) components.

Note 4—Earnings Per Share

        The following table shows how we computed basic and diluted earnings per common share:

	Three Months Ended March 31,
	2003	2002
	(In thousands, except share data)
Numerator:
Net income applicable to common stockholders for basic earnings per share	$17,358	$7,993
Effect of dilutive securities—preferred stock dividends	—	5,011

Net income applicable to common stockholders after assumed conversions for diluted earnings per share	$17,358	$13,004

Denominator:
Weighted-average shares outstanding for basic earnings per share	62,626,709	4,216,265
Effect of dilutive securities:
Convertible preferred stock	—	46,038,393
Unvested common stock	1,197,216	2,355,587
Employee stock options	4,699,083	4,859,762

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	68,523,008	57,470,007

Note 5—Income Taxes

        Income tax expense is based on estimated annual effective tax rates, which differ from the federal statutory rate of 35% primarily due to state income taxes, nondeductible expenses and stock option compensation.

Note 6—Employee Retirement Plan

        The Company sponsors a retirement profit sharing and 401(k) defined contribution plan, or the Plan. Company contributions expensed for the Plan for the three months ended March 31, 2003 and 2002, were $6.3 million and $4.4 million, respectively.

Note 7—Commitments

        Our firm aircraft orders, as amended on April 23, 2003, consist of 111 Airbus A320 aircraft scheduled for delivery through 2011. Committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations and predelivery deposits will be approximately $480 million for the remainder of 2003, $540 million in 2004, $625 million in 2005, $580 million in 2006, $600 million in 2007, $530 million in 2008 and $1.1 billion thereafter. We also have options to purchase 50 A320 aircraft and related equipment scheduled for delivery from 2006 through 2012. Lease financing has been arranged for two of the remaining 12 deliveries scheduled for 2003.

        During 2003, we entered into non-cancelable operating leases for four additional aircraft in addition to leases for certain other facilities and equipment. Future minimum lease payments associated with these arrangements are $11.9 million for the remainder of 2003, $13.3 million in 2004, $14.2 million in 2005, $14.3 million in 2006, $14.0 million in 2007, $12.9 million in 2008 and $115.9 million thereafter. These amounts are in addition to the minimum lease payments in Note 4 to our 2002 audited financial statements included in our 2002 Form 10-K.

Note 8—Financial Instruments and Risk Management

        We reflect the fair market value of our financial derivative instruments, which include crude oil option and swap contracts, on our balance sheet as a component of short-term investments. For accounting purposes, we have designated these contracts as cash flow hedges which offset our exposure to the price of jet fuel. As of March 31, 2003, using these instruments with original terms of up to 22 months, we had hedged approximately 80% of our remaining 2003 fuel requirements with 2.5 million barrels and approximately 25% of our projected 2004 fuel requirements with 1.4 million barrels. For the three months ended March 31, 2003, we recognized $1.1 million in settlement gains as an offset to fuel expense which represents the hedge effectiveness. We also recognized a loss of $0.1 million related to hedge ineffectiveness in interest income and other.

Note 9—Contingencies

        On February 21, 2003, we received approval from the Federal Aviation Administration and the Department of Transportation to increase the number of aircraft we are allowed to operate to up to 70 aircraft through March 2005. As the size of our fleet increases, we anticipate the submission of another application to the DOT requesting authorization to operate additional aircraft.

Note 10—Subsequent Events

        On April 16, 2003 the President signed into law the Emergency War Time Supplemental Appropriations Act of 2003 which provides for compensation to domestic air carriers based on their proportional share of passenger security and air carrier infrastructure security fees paid by those carriers through the date of enactment of the legislation. This compensation is to be remitted to the carriers no later than 30 days from the date of the enactment of this legislation. We estimate that we may receive up to $20 million in compensation, subject to final allocation among the carriers and review by the government. Additionally this new legislation provides for (i) the suspension of passenger security fees and air carrier infrastructure security fees from June 1, 2003 through September 30, 2003, (ii) $100 million in reimbursement to carriers for the direct costs associated with installing strengthened flight deck doors and (iii) extension of the aviation war risk insurance provided by the government for one year to August 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended March 31, 2003 and 2002

        Our net income for the three months ended March 31, 2003 increased to $17.4 million from $13.0 million for the three months ended March 31, 2002. We had operating income of $34.5 million for the first quarter of 2003 compared to operating income of $23.4 million in 2002. Diluted earnings per share was $0.25 for the first quarter of 2003 compared with $0.23 for the same period in 2002.

        Our operating margin for the three months ended March 31, 2003 was 15.9% compared to 17.5% for the same period in 2002. The Company's operating results for the three months ended March 31, 2003 were negatively affected by an increase in fuel prices and poor weather conditions in the Northeast, including the President's Day snowstorm which forced the cancellation of all flights at JFK and several at Washington D.C.'s Dulles International Airport. Our operating results were also affected by reduced demand for air travel experienced by the airline industry in the days leading up to and following the outbreak of war with Iraq as well as lower seasonal traffic in 2003 with Easter and Passover falling in April compared to 2002 when they fell in March.

        Operating Revenues.    Operating revenues increased 62.8%, or $83.8 million, primarily due to an increase in passenger revenues. Increased passengers resulting from a 63.3% increase in departures and a 0.6 percentage point increase in load factor, or $106.0 million, partially offset by a 10.7% decrease in yield, or $25.2 million, drove the increase in passenger revenue of $80.8 million for the three months ended March 31, 2003. The decrease in yield was primarily the result of our average stage length increasing by 10.7% in 2003 compared to 2002 and timing of the holidays. Other revenue increased 68.9%, or $3.0 million, primarily due to increased change fees of $1.7 million resulting from more passengers.

        Operating Expenses.    Operating expenses increased 66.1%, or $72.7 million, due to an average of 16.5 additional aircraft in service in 2003. Operating capacity increased 80.7% to 2.92 billion available seat miles and an increase in transcontinental flights over 2002 contributed to a 10.7% increase in average stage length. Operating expenses per available seat mile decreased 8.2% to 6.25 cents for the three months ended March 31, 2003, despite a 57.4% increase in average fuel cost per gallon. In detail, operating costs per available seat mile were:

	Three Months Ended March 31,
			Percent Change
	2003	2002
Operating expenses:
Salaries, wages and benefits	1.95	2.08	(6.3)%
Aircraft fuel	1.23	.80	53.8
Sales and marketing	.39	.61	(36.1)
Landing fees and other rents	.56	.62	(9.7)
Aircraft rent	.45	.59	(23.7)
Depreciation and amortization	.35	.29	20.7
Maintenance materials and repairs	.11	.12	(8.3)
Other operating expenses	1.21	1.70	(28.8)

Total operating expenses	6.25	6.81	(8.2)%

        Even with the 23.0% sequential increase in average fuel cost per gallon, cost per available seat mile decreased by .07 cents, or 1.1%, over the fourth quarter of 2002. The decrease was due primarily to our capacity increases being greater than our headcount and advertising increases as well as decreases in bad debts.

        Salaries, wages and benefits increased 69.5%, or $23.3 million, due to an increase in average full-time equivalent employees of 63.5%, higher wage rates and a $1.4 million higher provision for our profit sharing plan in 2003 compared to 2002. Cost per available seat mile decreased 6.3% as a result of higher capacity.

        Aircraft fuel expense increased 177%, or $23.0 million, due to 15.9 million more gallons of aircraft fuel consumed resulting in $9.9 million of additional fuel expense and a 57.4% increase in average fuel cost per gallon, or $13.1 million. Cost per available seat mile increased 53.8% primarily due to the increase in average fuel cost per gallon.

        Sales and marketing expense increased 16.0%, or $1.6 million, due to higher credit card fees resulting from increased passenger revenues offset by lower travel agent commissions following their elimination in April 2002. On a cost per available seat mile basis, sales and marketing expense decreased 36.1% due to the increase in available seat miles and lower commissions. We booked the majority of our reservations through a combination of our website (71.0% in 2003) and our own reservation agents (26.3% in 2003).

        Landing fees and other rents increased 63.9%, or $6.4 million, due to a 63.3% increase in departures and higher lease rates at our terminal at JFK. Cost per available seat mile decreased 9.7% due to higher capacity and an increase in average stage length.

        Aircraft rent increased 37.8%, or $3.6 million due to having 5.7 more average aircraft under operating leases during the three months ended March 31, 2003 compared to 2002. Cost per available seat mile decreased 23.7% due to a lower percentage of the aircraft fleet being leased.

        Depreciation and amortization increased 119%, or $5.6 million, due to having 10.8 more average owned aircraft during the three months ended March 31, 2003 compared to March 2002 and amortization of the technology purchased in the September 2002 LiveTV acquisition. Cost per available seat mile increased 20.7% primarily due to a higher percentage of the aircraft fleet being owned versus leased.

        Maintenance materials and repairs increased 74.9%, or $1.4 million, due to 16.5 more average operating aircraft in 2003 compared to 2002. The cost per available seat mile decreased 8.3% due to higher capacity offset by the completion of six airframe checks in 2003 compared to three in 2002.

        Other operating expenses increased 28.4%, or $7.8 million. Higher variable costs associated with increased capacity and number of passengers served, along with higher fuel taxes and higher costs associated with the unfavorable weather conditions experienced during 2003 were the primary reasons for the increase. Cost per available seat mile decreased 28.8% as a result of lower bad debts and the consolidation of LiveTV's operations in 2003.

        Other Income (Expense).    Interest expense increased 47.9%, or $2.0 million, due to the debt financing of nine additional aircraft resulting in $2.7 million of additional interest expense, offset by lower interest rates resulting in $0.7 million less interest expense. Capitalized interest decreased 21.3%, or $0.3 million, primarily due to lower predelivery deposit balances and lower interest rates. Interest income increased $0.5 million primarily due to higher cash and investment balances in 2003. Other income also included losses on hedging activities of $0.2 million and gains of $1.3 million for the three months ended March 31, 2003 and 2002, respectively.

        The following table sets forth our operating statistics for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
			Percent Change
	2003	2002
Revenue passengers	2,010,617	1,180,917	70.3
Revenue passenger miles (000)	2,374,846	1,304,275	82.1
Available seat miles (000)	2,918,071	1,614,670	80.7
Load factor	81.4%	80.8%	0.6	pts.
Breakeven load factor	70.7%	68.8%	1.9	pts.
Aircraft utilization (hours per day)	13.1	12.7	3.0
Average fare	$104.40	$109.31	(4.5)
Yield per passenger mile (cents)	8.84	9.90	(10.7)
Passenger revenue per available seat mile (cents)	7.19	7.99	(10.0)
Operating revenue per available seat mile (cents)	7.44	8.26	(9.9)
Operating expense per available seat mile (cents) (1)	6.25	6.81	(8.2)
Departures	15,411	9,439	63.3
Average stage length (miles)	1,169	1,056	10.7
Average number of operating aircraft during period	38.7	22.2	74.0
Full-time equivalent employees at period end	4,005	2,290	74.9
Average fuel cost per gallon (cents)	97.61	62.02	57.4
Fuel gallons consumed (000)	36,847	20,934	76.0
Percent of sales through jetblue.com during period	71.0%	55.1%	15.9	pts.

(1)
Excludes direct costs associated with LiveTV third party sales of $209,000 which are unrelated to our airline operations.

Recent Developments

        Aircraft Order.    On April 23, 2003 we amended our purchase contract with AVSA, S.A.R.L. dated April 20, 1999, increasing our firm aircraft orders by 65, resulting in a total purchase commitment of approximately $4.5 billion through 2011. We ordered all aircraft for which we previously had options to purchase or for which we had purchase rights as well as 20 new firm orders and 50 new purchase options. Concurrently, we amended our previous agreement with International Aero Engines to increase our firm engine orders to correspond to the increase in firm aircraft ordered, while also ordering 11 additional spare engines.

        War Time Supplemental Appropriations Act.    On April 16, 2003 the President signed into law the Emergency War Time Supplemental Appropriations Act of 2003, which provides for compensation to domestic air carriers based on their proportional share of passenger security and air carrier infrastructure security fees paid by those carriers through the date of enactment of the legislation. This compensation is to be remitted to the carriers no later than 30 days from the date of the enactment of this legislation. We estimate that we may receive up to $20 million in compensation, subject to change based on final allocation among the carriers and review by the government. Additionally this new legislation provides for (i) the suspension of passenger security fees and air carrier infrastructure security fees from June 1, 2003 through September 30, 2003, (ii) $100 million in reimbursement to carriers for the direct costs associated with installing strengthened flight deck doors and (iii) the extension of the aviation war risk insurance provided by the government for one year to August 2004.

Liquidity and Capital Resources

        At March 31, 2003, we had cash and cash equivalents of $238.9 million, compared to $246.8 million at December 31, 2002. Cash flows from operating activities were $31.7 million for the three months ended March 31, 2003 compared to $22.4 million for the three months ended March 31, 2002. The increase in operating cash flows was primarily due to the growth of our business. We rely primarily on operating cash flows to provide working capital. We presently have no lines of credit other than a short-term borrowing facility for certain aircraft predelivery deposits.

        Investing activities.    During the three months ended March 31, 2003, capital expenditures related to our purchase of flight equipment included expenditures of $96.5 million for three Airbus aircraft and $5.1 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $7.8 million.

        During the three months ended March 31, 2002, capital expenditures related to our purchase of flight equipment included expenditures of $88.7 million for three Airbus aircraft and one spare engine and $6.3 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $4.4 million.

        Financing activities.    Financing activities for the three months ended March 31, 2003 consisted primarily of the sale and leaseback over 20 years of three aircraft for $113.7 million with a U.S. leasing institution and the repayment of debt of $13.7 million.

        Financing activities for the three months ended March 31, 2002 consisted primarily of the incurrence of $104 million of 10- and 12- year floating rate equipment notes secured by three aircraft and the repayment of debt of $19.6 million. All the aircraft equipment notes were issued to various European banks.

        Commitments.    At March 31, 2003, maturities of long-term debt were $37.0 million for the remainder of 2003, $50.0 million in 2004, $52.2 million in 2005, $51.6 million in 2006, $51.7 million in 2007, $53.2 million in 2008 and $380.8 thereafter. There have been no material changes in our debt instruments or financial covenants from the information provide in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation included in our 2002 Form 10-K. In addition, at March 31, 2003, we were in compliance with the covenants of all of our debt and lease agreements.

        As of March 31, 2003, as amended in April 2003, we have firm purchase orders for 111 Airbus A320 aircraft and options to acquire 50 additional aircraft, which are scheduled for delivery (on a relatively even basis during each year) through 2012 as follows:

Year	Firm	Option	End of Year Cumulative Total Fleet(1)
Remainder of 2003	12	—	53
2004	14	—	67
2005	16	—	83
2006	15	2	100
2007	15	2	117
2008	13	4	134
2009	10	8	152
2010	10	8	170
2011	6	13	189
2012	—	13	202

Total	111	50

(1)
Assumes all options are exercised.

        Committed expenditures for the firm aircraft and 18 spare engines, including estimated amounts for contractual price escalations and predelivery deposits, will be $480 million for the remainder of 2003, $540 million in 2004, $625 million in 2005, $580 million in 2006, $600 million in 2007, $530 million in 2008 and $1.1 billion thereafter. Lease financing has been arranged for two of our remaining 2003 deliveries. Although we believe that debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot assure you that we will be able to secure financing on terms attractive to us, if at all, which may require us to modify our aircraft acquisition plans. Other capital expenditures for spare parts, ground purchases and facility improvements for the remainder of 2003 are projected to be approximately $65 million in the aggregate.

        During 2003, we entered into non-cancelable operating leases for four aircraft, three of which have terms of 20 years and one of which has a 12 year term. Future minimum payments under these leases, including new facilities and equipment, will be $11.9 million for the remainder of 2003, $13.3 million for 2004, $14.2 million for 2005, $14.3 million for 2006, $14.0 million for 2007, $12.9 million for 2008 and $115.9 million thereafter.

        We operated a fleet of 41 Airbus A320 aircraft, of which 21 are owned and 20 are leased under operating leases as of March 31, 2003. The average age of our fleet was 16.8 months at March 31, 2003. In February 2003, we received approval from the Federal Aviation Administration, or the FAA, and the Department of Transportation to increase the number of aircraft we are allowed to operate to up to 70 aircraft through March 2005. As the size of our fleet increases, we anticipate the submission of another application to the FAA and the DOT requesting authorization to operate additional aircraft.

        We have $12.9 million of restricted cash pledged under standby letters of credit related to leases which expire at the end of the related lease terms. These balances are classified under other long-term assets in our consolidated balance sheets.

        Working capital.    Our working capital was $11.1 million as of March 31, 2003. We expect to continue generating positive working capital through our operations. However, we cannot predict whether current trends and conditions will continue, or how the effects of competition or other factors that are beyond our control will affect us, such as increased fuel prices, the impact to the aircraft finance market and the magnitude of financing we could arrange if any of the airlines in bankruptcy were to liquidate, or the likelihood of continued U.S. military involvement in Iraq, the Middle East or other regions. We still need to obtain financing for all but two of our ordered aircraft, as our anticipated cash flows from operations are not expected to be adequate to cover the acquisition cost of these aircraft. Assuming that we obtain this financing and utilize the pre-delivery short-term borrowing facility available to us, we believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

Critical Accounting Policies and Estimates

        There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation included in our 2002 Form 10-K.

Other Information

        Long Beach Update.    In February 2003, the City of Long Beach, American Airlines, Alaska Airlines and JetBlue agreed to a settlement regarding the non-commuter departure slots, which is subject to approval by the FAA. Of the original 27 slots granted to us in May 2001, we will return five slots to the City of Long Beach, leaving us with 22 slots. Of the five slots returned to the City of Long Beach, three will be given to American and two will go to Alaska. Subject to a 90-day call, which must be made by October 1, 2003, both JetBlue and American will be able to temporarily use one slot each of Alaska's allocated slots. If not called, then the temporary allocation becomes permanent. The agreement also provides for a priority allocation procedure should supplemental slots above the 41 current slots become available.

        Outlook.    We expect our operating capacity for 2003 to be approximately 55-60% over 2002 with the addition of 16 new aircraft during 2003. Average stage length is expected to increase to approximately 1,230 miles in 2003, which should result in lower passenger revenues per available seat mile. Unit costs are expected to be slightly lower for the remainder of 2003 with our fixed costs being spread over higher projected available seat miles. We have hedged approximately 80% of our remaining 2003 fuel requirements, which we believe will result in lower fuel prices than incurred during the first quarter. We continue to add service, as reflected by the new daily nonstop service between New York and San Diego, CA, our 22nd destination, which will begin June 2003.

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

        You should understand that many important factors, in addition to those discussed in this report, could cause our results to differ materially from those expressed in the forward-looking statements. These factors include, in addition to other possible factors not listed, the war in Iraq and potential hostilities in the Middle East or other regions, our ability to implement our growth strategy and our dependence on the New York market, our fixed obligations and our limited operating history, seasonal fluctuations in our operating results, increases in maintenance costs, fuel prices and interest rates, our competitive environment, our reliance on sole suppliers and one type of aircraft, government regulation, our failure to properly integrate LiveTV or enforce its patents, the loss of key personnel and potential problems with our workforce including work stoppages, and continuing changes in the airline industry following the September 11th terrorist attacks and the increased risk of additional attacks.

        Additional information concerning these and other factors is contained in the our Securities and Exchange Commission filings, including but not limited to, our 2002 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        There have been no material changes in market risks from the information provided in Item 7a. Quantitative and Qualitative Disclosures About Market Risk in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2002 Form 10-K, except as follows:

        During March 2003, we supplemented our existing crude oil options with crude oil swaps, effectively locking in our prices. These swaps provide protection against price increases, but unlike our options, do not provide for any benefit to us should actual prices settle below the swap price. As of March 31, 2003, we had hedged approximately 80% of our expected remaining 2003 fuel requirements, 45% using options at an average of $27.10 per barrel and 35% using swaps at an average of $29.72 per barrel. We also had hedged approximately 25% of our expected 2004 fuel requirements, 5% using options at an average of $25.75 per barrel and 20% using swaps at average of $24.75 per barrel. Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the March 31, 2003 cost per gallon of fuel, including the effects of our fuel hedges. Based on our projected twelve month fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $6 million, compared to an estimated $5 million for 2002 measured as of March 31, 2002.

        See Note 8 to our unaudited condensed consolidated financial statements for additional information.

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

Item 2. Changes in Securities and Use of Proceeds.

        (a)  None

        (b)  None

        (c)  None

        (d)  On April 17, 2002, we consummated the initial public offering of 10,120,000 (as adjusted for the December 2002 3-for-2 stock split) shares of our common stock, $0.01 par value. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended on a Registration Statement (Registration No. 333-82576) that was declared effective by the Securities and Exchange Commission on April 11, 2002. The net proceeds to us from the offering were $167.4 million after deducting discounts and commissions paid to the underwriters and other expenses incurred in connection with the offering. From April 17, 2002 to March 31, 2003, we invested such net offering proceeds in short-term, investment-grade, interest-bearing instruments, of which $80.3 million was used to acquire LiveTV on September 27, 2002.

Item 5. Other Information

Qualified Trading Plan

        Our Vice President, Controller and Chief Accounting Officer, Holly Nelson, has informed us that, in order to diversify her investment portfolio while avoiding conflicts of interest or the appearance of any such conflict that might arise from her position with us, she has established a written plan in accordance with SEC Rule 10b5-1 for gradually liquidating a portion of her holdings of our common stock and common stock that will be issued upon exercise of her options. The plan provides for monthly stock sales and expires in January 2004. This plan does not prohibit Ms. Nelson from executing additional transactions with respect to our stock.

Item 6.    Exhibits and Reports on Form 8-K

        (a)  Exhibits

Exhibit Number	Description
10.1	Side Letter No. 12 to the V2500 General Terms of Sale Agreement between New Air Corporation and IAE International Aero Engines AG, dated March 24, 2003.
99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2003.
  (b)
  Reports on Form 8-K

    •
    Current Report dated February 18, 2003, reporting under Item 9. "Regulation FD Disclosure" submission of our certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION (Registrant)
Date: April 30, 2003	By:	/s/ HOLLY L. NELSON
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

Date: April 30, 2003	By:	/s/ DAVID G. NEELEMAN Chief Executive Officer

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

Date: April 30, 2003	By:	/s/ JOHN D. OWEN Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit
10.1	Side Letter No. 12 to the V2500 General Terms of Sale Agreement between New Air Corporation and IAE International Aero Engines AG, dated March 24, 2003.
99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2003.

QuickLinks

JetBlue Airways Corporation FORM 10-Q
INDEX
JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
JETBLUE AIRWAYS CORPORATION CONSOLIDATED STATEMENTS OF INCOME (unaudited, in thousands, except per share amounts)
JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)
JETBLUE AIRWAYS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2003
SIGNATURE
CERTIFICATIONS
EXHIBIT INDEX