Form 10-Q
period 2003-06-30
JETBLUE AIRWAYS CORP
filed 2003-07-28
CIK 1158463

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
or
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

        As of June 30, 2003, there were 64,353,818 shares of the registrant's common stock, par value $0.01, outstanding.

JetBlue Airways Corporation

FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

JETBLUE AIRWAYS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$253,525	$246,752
Short-term investments	14,455	11,101
Receivables, less allowance	20,036	11,931
Prepaid expenses and other	20,921	13,275

Total current assets	308,937	283,059
PROPERTY AND EQUIPMENT
Flight equipment	966,719	869,101
Predelivery deposits for flight equipment	169,405	112,934

	1,136,124	982,035
Less accumulated depreciation	42,788	28,203

	1,093,336	953,832
Other property and equipment	71,632	53,098
Less accumulated depreciation	14,007	9,769

	57,625	43,329

Total property and equipment	1,150,961	997,161
OTHER ASSETS
Purchased technology, net	65,893	68,278
Other	39,531	30,425

Total other assets	105,424	98,703

TOTAL ASSETS	$1,565,322	$1,378,923

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$32,481	$46,042
Air traffic liability	130,192	97,534
Accrued salaries, wages and benefits	40,564	37,140
Other accrued liabilities	22,113	16,515
Short-term borrowings	26,580	21,679
Current maturities of long-term debt	54,647	50,754

Total current liabilities	306,577	269,664
LONG-TERM DEBT	677,093	639,498
DEFERRED CREDITS AND OTHER LIABILITIES	101,058	55,088
STOCKHOLDERS' EQUITY
Common stock, 64,353,818 and 63,758,412 shares issued and outstanding in 2003 and 2002, respectively	644	638
Additional paid-in capital	415,675	407,471
Retained earnings	71,106	15,791
Unearned compensation	(8,464)	(9,414)
Accumulated other comprehensive income	1,633	187

Total stockholders' equity	480,594	414,673

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,565,322	$1,378,923

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
OPERATING REVENUES
Passenger	$237,037	$144,295	$446,940	$273,386
Other	7,664	5,008	14,891	9,286

Total operating revenues	244,701	149,303	461,831	282,672
OPERATING EXPENSES
Salaries, wages and benefits	67,827	37,622	124,728	71,183
Aircraft fuel	32,457	16,983	68,423	29,967
Sales and marketing	14,541	11,785	25,968	21,635
Landing fees and other rents	16,309	9,681	32,597	19,620
Aircraft rent	14,907	10,298	27,986	19,789
Depreciation and amortization	11,471	5,695	21,793	10,407
Maintenance materials and repairs	5,366	1,506	8,698	3,411
Other operating expenses	36,279	28,026	71,641	55,575

Total operating expenses	199,157	121,596	381,834	231,587

OPERATING INCOME	45,544	27,707	79,997	51,085
OTHER INCOME (EXPENSE)
Interest expense	(6,023)	(4,725)	(12,217)	(8,912)
Capitalized interest	1,221	1,435	2,242	2,732
Interest income and other	1,948	617	2,720	2,419
Emergency War Time compensation	22,761	—	22,761	—

Total other income (expense)	19,907	(2,673)	15,506	(3,761)

INCOME BEFORE INCOME TAXES	65,451	25,034	95,503	47,324
Income tax expense	27,494	10,448	40,188	19,734

NET INCOME	37,957	14,586	55,315	27,590
Preferred stock dividends	—	(944)	—	(5,955)

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$37,957	$13,642	$55,315	$21,635

EARNINGS PER COMMON SHARE:
Basic	$0.60	$0.27	$0.88	$0.78

Diluted	$0.55	$0.22	$0.80	$0.44

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55,315	$27,590
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	39,287	19,734
Depreciation	19,057	9,786
Amortization	2,903	621
Changes in certain operating assets and liabilities	12,254	22,653
Other, net	909	5,367

Net cash provided by operating activities	129,725	85,751
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(261,804)	(200,391)
Predelivery deposits for flight equipment, net	(99,384)	(64,635)
Purchase of short-term investments	(10,013)	(11,362)
Proceeds from maturities of short-term investments	9,185	—
Other, net	75	(2,636)

Net cash used in investing activities	(361,941)	(279,024)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	5,325	167,989
Proceeds from issuance of long-term debt	68,000	178,000
Proceeds from aircraft sale and leaseback transactions	189,300	38,500
Proceeds from short-term borrowings	13,031	10,840
Repayment of long-term debt	(26,512)	(34,519)
Repayment of short-term borrowings	(8,130)	(15,699)
Other, net	(2,025)	(35)

Net cash provided by financing activities	238,989	345,076

INCREASE IN CASH AND CASH EQUIVALENTS	6,773	151,803
Cash and cash equivalents at beginning of period	246,752	117,522

Cash and cash equivalents at end of period	$253,525	$269,325

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

Note 1—Summary of Significant Accounting Policies

        Basis of Presentation:  Our condensed consolidated financial statements include the accounts of JetBlue Airways Corporation ("JetBlue") and our wholly owned subsidiary, LiveTV, LLC ("LiveTV"), collectively "we" or the "Company". LiveTV's results of operations from the date of acquisition in September 2002 have been included and all intercompany transactions and balances have been eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with our 2002 audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002 (our "2002 Form 10-K").

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

        Stock-Based Compensation:  We account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for a stock option grant is recognized if the exercise price is less than the fair value of our common stock on the grant date. The following table illustrates the effect on net income and earnings per common share if we had applied the fair value method to measure stock-

based compensation, as required under the disclosure provisions of SFAS No 123, Accounting for Stock-Based Compensation, as amended (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$37,957	$14,586	$55,315	$27,590
Add: Stock-based compensation expense included in reported net income, net of tax	257	270	509	489
Deduct: Stock-based compensation expense determined under the fair value method, net of tax
Crewmember stock purchase plan	(145)	(987)	(999)	(987)
Employee stock options	(1,657)	(545)	(3,074)	(815)

Proforma net income	$36,412	$13,324	$51,751	$26,277

Earnings per common share:
Basic—as reported	$0.60	$0.27	$0.88	$0.78

Basic—proforma	$0.58	$0.24	$0.82	$0.74

Diluted—as reported	$0.55	$0.22	$0.80	$0.44

Diluted—proforma	$0.52	$0.20	$0.75	$0.42

Note 2—Long-term Debt

        At June 30, 2003, the weighted average interest rate of our long-term debt was 3.15%, and maturities were $26.3 million for the remainder of 2003, $54.3 million in 2004, $56.6 million in 2005, $56.2 million in 2006, $56.4 million in 2007, $58.1 million in 2008, and $423.8 million thereafter. These maturities do not reflect repayment of the $175 million of 3 1/2% convertible notes due in 2033 which were sold on July 15, 2003. See Note 11 for more information.

Note 3—Comprehensive Income

        Comprehensive income included changes in the fair value of our crude oil financial derivative instruments which qualify for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Comprehensive income for the three months ended June 30, 2003 totaled $40.1 million, which included our net income of $37.9 million and unrealized gains of $2.2 million related to our derivatives contracts. Comprehensive income for the six months ended June 30, 2003 totaled $56.7 million, which included our net income of $55.3 million and unrealized gains of $1.4 million related to our derivatives contracts. For the three and six months ended June 30, 2002, comprehensive income consisted solely of our net income as there were no other comprehensive income (loss) components.

Note 4—Earnings Per Share

        The following table shows how we computed basic and diluted earnings per common share (in thousands, except share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Numerator:
Net income applicable to common stockholders for basic earnings per share	$37,957	$13,642	$55,315	$21,635
Effect of dilutive securities:
Preferred stock dividends	—	944	—	5,955

Net income applicable to common stockholders after assumed conversions for diluted earnings per share	$37,957	$14,586	$55,315	$27,590

Denominator:
Weighted-average shares outstanding for basic earnings per share	62,985,413	50,681,921	62,807,051	27,577,643
Effect of dilutive securities:
Convertible preferred stock	—	8,094,663	—	26,961,711
Unvested common stock	1,186,045	2,362,079	1,191,601	2,358,708
Employee stock options	5,350,612	5,365,221	5,026,647	5,118,167

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	69,522,070	66,503,884	69,025,299	62,016,229

        See Note 11 for information regarding shares of our securities issued subsequent to June 30, 2003.

Note 5—Income Taxes

        Income tax expense is based on estimated annual effective tax rates, which differ from the federal statutory rate of 35% primarily due to state and local income taxes, nondeductible expenses and stock option compensation.

Note 6—Employee Retirement Plan

        The Company sponsors a retirement profit sharing and 401(k) defined contribution plan, or the Plan. Company contributions expensed for the Plan for the three months ended June 30, 2003 and 2002 were $12.6 million and $5.0 million, respectively, and contributions expensed for the Plan for the six months ended June 30, 2003 and 2002, were $18.9 million and $9.4 million, respectively.

Note 7—Commitments

        At June 30, 2003, our firm aircraft orders consisted of 107 Airbus A320 aircraft and 100 EMBRAER 190 aircraft scheduled for delivery through 2011. Committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $305 million for the remainder of 2003, $555 million in 2004, $800 million in 2005, $1.0 billion in 2006, $1.1 billion in 2007, $1.0 billion in 2008 and $2.1 billion thereafter. We have options to purchase 50 A320 aircraft and related equipment scheduled for delivery from 2006 through 2012, and we also have options to purchase 100 EMBRAER 190 aircraft and related equipment scheduled for delivery from 2011 through 2016. Debt financing has been arranged for five of the remaining eight deliveries scheduled for 2003. Additionally, lease financing has been arranged for the first 30 EMBRAER 190 aircraft deliveries, scheduled for delivery through March 2007.

        During 2003, we entered into non-cancelable operating leases for six additional aircraft in addition to leases for certain other facilities and equipment. Future minimum lease payments associated with these arrangements are $14.4 million for the remainder of 2003, $17.6 million in 2004, $19.3 million in 2005, $21.6 million in 2006, $20.9 million in 2007, $19.2 million in 2008 and $178.8 million thereafter. These amounts are in addition to the minimum lease payments described in Note 4 to our 2002 audited financial statements included in our 2002 Form 10-K. Additionally, we have committed to lease one aircraft in 2004 under a 12 year operating lease, with total minimum lease payments estimated to aggregate $33 million.

Note 8—Financial Instruments and Risk Management

        We reflect the fair market value of our financial derivative instruments, which include crude oil option and swap contracts, on our balance sheet as a component of short-term investments. For accounting purposes, we have designated these contracts as cash flow hedges which offset our exposure to the price of jet fuel. As of June 30, 2003, using these instruments with original terms of up to 22 months, we had hedged approximately 80% of our remaining 2003 fuel requirements with 1.8 million barrels and approximately 30% of our projected 2004 fuel requirements with 1.6 million barrels. For the three months ended June 30, 2003, we recognized $0.5 million in settlement losses as an increase to fuel expense which represents the hedge effectiveness. We also recognized a gain of $0.9 million related to hedge ineffectiveness in interest income and other. For the six months ended June 30, 2003 settlement gains totaled $0.5 million and ineffectiveness gains totaled $0.7 million.

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

Note 10—Emergency War Time Supplemental Appropriations Act of 2003

        On April 16, 2003, the President signed into law the Emergency War Time Supplemental Appropriations Act of 2003, which provides for compensation to domestic air carriers based on their proportional share of passenger security and air carrier infrastructure security fees paid by those carriers through the date of enactment of the legislation. On May 15, 2003, we received $22.8 million in compensation pursuant to this legislation, which is recorded in other income (expense). This legislation also provides for (i) the suspension of passenger security fees and air carrier infrastructure security fees from June 1, 2003 through September 30, 2003, (ii) $100 million in additional reimbursement to all carriers for the direct costs associated with installing strengthened flight deck doors. Our portion of which, once determined and received by us, will be recorded as a reduction to the capitalized cost of flight equipment, and (iii) potential extension of the aviation war risk insurance provided by the government for one year to August 2004.

Note 11—Subsequent Events

        On July 15, 2003, we completed a public offering of 2,990,000 shares of our common stock at $42.50 per share, raising net proceeds of approximately $122.4 million, after deducting discounts and commissions paid to the underwriters and other expenses incurred in connection with the offering. Also on the same day, we completed a separate private offering of $175 million aggregate principal amount of 3 1/2% convertible notes due 2033, which were resold by the initial purchasers to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. Net proceeds from this offering were approximately $170.7 million. The notes bear interest at 3 1/2% payable semi-annually on January 15 and July 15. The first interest payment on the notes is due January 15, 2004. The notes are senior unsecured debt and rank equal in right of payment with all of our other existing and future senior unsecured debt. The notes rank junior in right of payment to our secured debt to the extent of the value of the assets securing such debt. In addition, the notes rank junior in right of payment to the existing and future liabilities of our subsidiaries.

        The notes are convertible into shares of our common stock at a conversion rate of 15.6863 shares per $1,000 in principal amount of the notes which equals an initial conversion price of approximately $63.75 per share. The conversion rate is subject to adjustment in certain circumstances. Holders of the notes may convert their notes under the following circumstances: (1)  during any fiscal quarter commencing after September 30, 2003, if the closing sale price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 95% of the product of the closing sale price of our common stock and the conversion rate; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate transactions.

        We may redeem any of the notes in whole or in part beginning on July 18, 2006 at a redemption price equal to the principal amount of the notes plus accrued and unpaid interest, if the closing price of our common stock on the Nasdaq National Market has exceeded 150% of the conversion price for at least 20 trading days in any period of 30 consecutive trading days. In addition, beginning July 18, 2008, we may redeem any of the notes at any time at a redemption price equal to the principal amount of the notes, plus accrued but unpaid interest. Holders may require us to repurchase the notes on July 15 of 2008, 2013, 2018, 2023 and 2028 or upon the occurrence of certain designated events at a repurchase price equal to the principal amount of the notes, plus accrued and unpaid interest. We have agreed to file a shelf registration statement with the Securities and Exchange Commission covering the resale of the notes and the common stock issuable upon the conversion of the notes.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended June 30, 2003 and 2002

        Despite challenging industry conditions due to the impact of the war in Iraq and the outbreak of Severe Acute Respiratory Syndrome, we recorded our highest ever quarterly load factor and quarterly operating margin during the three months ended June 30, 2003. We had operating income of $45.6 million for the second quarter of 2003 compared to operating income of $27.7 million in 2002. Our operating margin for the three months ended June 30, 2003 was 18.6%. Higher seasonal traffic, aided by Easter and Passover falling in the second quarter in 2003, contributed to our record quarterly load factor of 85.3%.

        Our net income for the three months ended June 30, 2003 increased to $37.9 million from $14.6 million for the three months ended June 30, 2002 and was our 10th consecutive profitable quarter. Diluted earnings per share was $0.55 for the second quarter of 2003 compared with $0.22 for the same period in 2002. Our results for 2003 included $22.8 million in compensation related to the Emergency War Time Supplemental Appropriations Act of 2003, which net of income taxes and profit sharing, amounted to $11.5 million, or $0.17 per diluted share.

        Operating Revenues.    Operating revenues increased 63.9%, or $95.4 million, primarily due to an increase in passenger revenues. Increased passengers resulting from a 59.9% increase in departures and a 1.2 percentage point increase in load factor, or $103.0 million, partially offset by a 4.5% decrease in yield, or $10.3 million, drove the increase in passenger revenue of $92.7 million for the three months ended June 30, 2003. The decrease in yield was primarily the result of our average stage length increasing by 6.0% in 2003 compared to 2002. Other revenue increased 53.0%, or $2.7 million, primarily due to increased change fees of $1.5 million resulting from more passengers.

        Operating Expenses.    Operating expenses increased 63.8%, or $77.5 million, due to an average of 17.0 additional aircraft in service in 2003. Operating capacity increased 69.5% to 3.27 billion available seat miles and an increase in transcontinental flights over 2002 contributed to a 6.0% increase in average stage length. Operating expenses per available seat mile decreased 3.5% to 6.07 cents for the three months ended June 30, 2003. In detail, operating costs per available seat mile were:

	Three Months Ended June 30,
			Percent Change
	2003	2002
Operating expenses:
Salaries, wages and benefits	2.07	1.95	(6.2)%
Aircraft fuel	.99	.88	(12.5)
Sales and marketing	.44	.61	27.9
Landing fees and other rents	.50	.50	—
Aircraft rent	.46	.53	13.2
Depreciation and amortization	.35	.29	(20.7)
Maintenance materials and repairs	.16	.08	(100.0)
Other operating expenses	1.10	1.45	24.1

Total operating expenses	6.07	6.29	3.5%

        On a sequential basis, cost per available seat mile decreased .18 cents, or 2.9%, over the first quarter of 2003 due primarily to a 19.1% decline in the average fuel cost per gallon, improved weather conditions and better bad debt experience, partially offset by a higher provision for profit sharing.

        Salaries, wages and benefits increased 80.3%, or $30.2 million, due to an increase in average full-time equivalent employees of 68.4%, higher wage rates and a $7.1 million higher provision for our profit sharing plan in 2003 compared to 2002, of which $3.4 million is attributable to the Emergency War Time compensation. Cost per available seat mile increased 6.2% primarily as a result of higher profit sharing.

        Aircraft fuel expense increased 91.1%, or $15.4 million, due to 16.5 million more gallons of aircraft fuel consumed resulting in $11.3 million of additional fuel expense and, after the impact of fuel hedging, a 14.6% increase in average fuel cost per gallon, or $4.1 million. Cost per available seat mile increased 12.5% primarily due to the increase in average fuel cost per gallon.

        Sales and marketing expense increased 23.4%, or $2.7 million, due to higher credit card fees resulting from increased passenger revenues. On a cost per available seat mile basis, sales and marketing expense decreased 27.9%. We booked the majority of our reservations through a combination of our website (72.5% in 2003) and our own reservation agents (25.1% in 2003).

        Landing fees and other rents increased 68.5%, or $6.6 million, due to a 59.9% increase in departures and higher rates at our terminal at JFK. Cost per available seat mile remained unchanged.

        Aircraft rent increased 44.8%, or $4.6 million, due to having 7.8 more average aircraft under operating leases during the three months ended June 30, 2003 compared to 2002. Cost per available seat mile decreased 13.2% due to a lower percentage of the aircraft fleet being leased.

        Depreciation and amortization increased 101%, or $5.8 million, due to having 9.2 more average owned aircraft during the three months ended June 30, 2003 compared to the same period in 2002 and amortization of the technology purchased in the September 2002 LiveTV acquisition. Cost per available seat mile increased 20.7% primarily due to a higher percentage of the aircraft fleet being owned versus leased.

        Maintenance materials and repairs increased 256%, or $3.9 million, due to 17.0 more average operating aircraft in 2003 compared to 2002. Beginning in August 2003, all of our maintenance checks will be performed by Air Canada. The cost per available seat mile increased 100% due to higher capacity and the completion of eight airframe checks in 2003 compared to three in 2002.

        Other operating expenses increased 29.4%, or $8.3 million. Higher variable costs associated with increased capacity and number of passengers served, along with higher fuel taxes were the primary reasons for the increase, partially offset by lower bad debts. Cost per available seat mile decreased 24.1% as a result of lower bad debts and the consolidation of LiveTV's operations in 2003.

        Other Income (Expense).    Interest expense increased 27.5%, or $1.3 million, due to the debt financing of nine additional aircraft resulting in $2.1 million of additional interest expense, offset by lower interest rates resulting in $0.8 million less interest expense. Capitalized interest decreased 14.9%, or $0.2 million, primarily due to lower interest rates. Interest income remained constant at $1.0 million. Gains on hedging activities were $0.9 million for the three months ended June 30, 2003 compared to losses of $0.4 million for the same period in 2002.

Six Months Ended June 30, 2003 and 2002

        Our net income for the six months ended June 30, 2003 increased to $55.3 million from $27.6 million for the six months ended June 30, 2002. Our results for 2003 included $22.8 million in Emergency War Time compensation, which net of income taxes and profit sharing, amounted to $11.5 million, or $0.17 per diluted share.We had operating income of $80.0 million and an operating margin of 17.3% for the six months ended June 30, 2003 compared to operating income of $51.1 million and an operating margin of 18.1% in 2002. Diluted earnings per share was $0.80 for the six months ended June 30, 2003 compared with $0.44 for the same period in 2002.

        Operating Revenues.    Operating revenues increased 63.4%, or $179.1 million, primarily due to an increase in passenger revenues. Increased passengers resulting from a 61.5% increase in departures and a 0.9 percentage point increase in load factor, or $209.0 million, partially offset by a 7.4% decrease in yield, or $35.5 million, drove the increase in passenger revenue of $173.5 million for the six months ended June 30, 2003. The decrease in yield was primarily the result of our average stage length increasing by 8.1% in 2003 compared to 2002. Other revenue increased 60.4%, or $5.6 million, primarily due to increased change fees of $3.2 million resulting from more passengers.

        Operating Expenses.    Operating expenses increased 64.9%, or $150.2 million, due to an average of 16.8 additional aircraft in service in 2003. Operating capacity increased 74.6% to 6.19 billion available seat miles and an increase in transcontinental flights over 2002 contributed to an 8.1% increase in average stage length. Operating expenses per available seat mile decreased 5.7% to 6.16 cents for the six months ended June 30, 2003. In detail, operating costs per available seat mile were:

	Six Months Ended June 30,
			Percent Change
	2003	2002
Operating expenses:
Salaries, wages and benefits	2.01	2.01	—
Aircraft fuel	1.10	.84	(31.0)%
Sales and marketing	.42	.61	31.1
Landing fees and other rents	.53	.55	3.6
Aircraft rent	.45	.56	19.6
Depreciation and amortization	.35	.29	(20.7)
Maintenance materials and repairs	.14	.10	(40.0)
Other operating expenses	1.16	1.57	26.1

Total operating expenses	6.16	6.53	5.7%

        Salaries, wages and benefits increased 75.2%, or $53.5 million, due to an increase in average full-time equivalent employees of 70.5%, higher wage rates and an $8.5 million higher provision for our profit sharing plan in 2003 compared to 2002, of which $3.4 million is attributable to the Emergency War Time compensation. Cost per available seat mile remained constant year over year with decreases due to higher capacity being offset by higher profit sharing.

        Aircraft fuel expense increased 128%, or $38.4 million, due to 32.4 million more gallons of aircraft fuel consumed resulting in $21.2 million of additional fuel expense and, after the impact of fuel hedging, a 33.5% increase in average fuel cost per gallon, or $17.2 million. Cost per available seat mile increased 31.0% primarily due to the increase in average fuel cost per gallon.

        Sales and marketing expense increased 20.0%, or $4.3 million, due to higher credit card fees resulting from increased passenger revenues offset by lower travel agent commissions following their elimination in April 2002. On a cost per available seat mile basis, sales and marketing expense decreased 31.1% due to the increase in available seat miles and lower commissions. We booked the majority of our reservations through a combination of our website (71.7% in 2003) and our own reservation agents (25.6% in 2003).

        Landing fees and other rents increased 66.1%, or $13.0 million, due to a 61.5% increase in departures and higher rates at our terminal at JFK. Cost per available seat mile decreased 3.6% due to higher capacity and an increase in average stage length.

        Aircraft rent increased 41.4%, or $8.2 million, due to having 6.8 more average aircraft under operating leases during the six months ended June 30, 2003 compared to 2002. Cost per available seat mile decreased 19.6% due to a lower percentage of the aircraft fleet being leased.

        Depreciation and amortization increased 109%, or $11.4 million, due to having 10.0 more average owned aircraft during the six months ended June 30, 2003 compared to June 2002 and amortization of the technology purchased in the September 2002 LiveTV acquisition. Cost per available seat mile increased 20.7% primarily due to a higher percentage of the aircraft fleet being owned versus leased.

        Maintenance materials and repairs increased 155%, or $5.3 million, due to 16.8 more average operating aircraft in 2003 compared to 2002. The cost per available seat mile increased 40.0% due to higher capacity and the completion of 14 airframe checks in 2003 compared to six in 2002.

        Other operating expenses increased 28.9%, or $16.1 million. Higher variable costs associated with increased capacity and number of passengers served, along with higher fuel taxes and higher costs associated with the unfavorable weather conditions experienced during 2003, were the primary reasons for the increase, partially offset by lower bad debts. Cost per available seat mile decreased 26.1% as a result of lower bad debts and the consolidation of LiveTV's operations in 2003.

        Other Income (Expense).    Interest expense increased 37.1%, or $3.3 million, due to the debt financing of nine additional aircraft resulting in $4.8 million of additional interest expense, offset by lower interest rates resulting in $1.5 million less interest expense. Capitalized interest decreased 17.9%, or $0.5 million, primarily due to lower average predelivery deposit balances and lower interest rates. Interest income increased $0.5 million primarily due to higher cash and investment balances in 2003. Gains on hedging activities were $0.7 million and $0.9 million for the six months ended June 30, 2003 and 2002, respectively.

        The following table sets forth our operating statistics for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,				Six Months Ended June 30,
			Percent Change				Percent Change
	2003	2002			2003	2002
Revenue passengers	2,209,920	1,332,906	65.8		4,220,537	2,513,823	67.9
Revenue passenger miles (000)	2,795,016	1,625,536	71.9		5,169,862	2,929,811	76.5
Available seat miles (000)	3,275,219	1,932,113	69.5		6,193,290	3,546,783	74.6
Load factor	85.3%	84.1%	1.2	pts.	83.5%	82.6%	0.9	pts.
Breakeven load factor	71.6%	70.9%	0.7	pts.	71.2%	70.0%	1.2	pts.
Aircraft utilization (hours per day)	12.9	13.3	(2.6)		13.0	13.0	—
Average fare	$107.26	$108.26	(0.9)		$105.90	$108.75	(2.6)
Yield per passenger mile (cents)	8.48	8.88	(4.5)		8.65	9.33	(7.4)
Passenger revenue per available seat mile (cents)	7.24	7.47	(3.1)		7.22	7.71	(6.4)
Operating revenue per available seat mile (cents)	7.47	7.73	(3.3)		7.46	7.97	(6.4)
Operating expense per available seat mile (cents)(1)	6.07	6.29	(3.5)		6.16	6.53	(5.7)
Departures	16,133	10,090	59.9		31,544	19,529	61.5
Average stage length (miles)	1,253	1,182	6.0		1,212	1,121	8.1
Average number of operating aircraft during period	41.6	24.6	69.2		40.2	23.4	71.6
Average fuel cost per gallon (cents)	79.01	68.92	14.6		87.80	65.75	33.5
Fuel gallons consumed (000)	41,080	24,641	66.7		77,927	45,575	71.0
Percent of sales through jetBlue.com during period	72.5%	61.3%	11.2	pts.	71.7%	58.3%	13.4	pts.
Full-time equivalent employees at period end					4,475	2,642	69.4

(1)
Excludes direct costs associated with LiveTV third party sales of $268,000 and $499,000 for the three and six months ended June 30, 2003, respectively, which are unrelated to our airline operations.

Liquidity and Capital Resources

        At June 30, 2003, we had cash and cash equivalents of $253.5 million, compared to $246.8 million at December 31, 2002. Cash flows from operating activities were $129.7 million for the six months ended June 30, 2003 compared to $85.8 million for the six months ended June 30, 2002. The increase in operating cash flows was primarily due to the growth of our business and the receipt of $22.8 million in Emergency War Time compensation. We rely primarily on operating cash flows to provide working capital. We presently have no lines of credit other than a short-term borrowing facility for certain aircraft predelivery deposits.

        Investing Activities.    During the six months ended June 30, 2003, capital expenditures related to our purchase of flight equipment included expenditures of $232.9 million for seven Airbus aircraft and one spare engine and $9.7 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $19.2 million.

        During the six months ended June 30, 2002, capital expenditures related to our purchase of flight equipment included expenditures of $179.2 million for six Airbus aircraft and one spare engine and $11.7 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $9.5 million.

        Financing Activities.    Financing activities for the six months ended June 30, 2003 consisted primarily of the sale and leaseback over 20 years of five aircraft for $189.3 million with a U.S. leasing institution, the incurrence of $68.0 million of 10-year floating rate equipment notes issued to various European banks secured by two aircraft and the repayment of $26.5 million of long-term debt.

        On July 15, 2003, we completed a public offering of 2,990,000 shares of our common stock at $42.50 per share, raising net proceeds of approximately $122.4 million. Concurrent with this offering, we completed a separate private offering of $175 million aggregate principal amount of 3 1/2% convertible senior notes due 2033. Net proceeds from this offering were approximately $170.7 million. We will use the net proceeds of these offerings to fund working capital and capital expenditures, including capital expenditures related to the purchase of aircraft and construction of facilities on or near airports.

        Financing activities for the six months ended June 30, 2002 consisted of (1) the completion on April 17, 2002, of our initial public offering of 10,120,000 (as adjusted for the December 2002 3-for-2 stock split) shares of our common stock for net proceeds of $167.4 million (2) the incurrence of $178 million of 10- to 12-year floating rate equipment notes issued to various European banks secured by five aircraft and a 5-year floating rate equipment note secured by a spare engine, (3) the sale and leaseback over 18 years of one aircraft for $38.5 million financed by a Japanese institution and (4) the repayment of $34.5 million of long-term debt.

        Commitments.    Our contractual obligations for agreements entered into with an initial term of more than one year at June 30, 2003, include the following (in millions):

	Payments due in
	2003	2004	2005	2006	2007	Thereafter	Total
Long-term debt	$26	$54	$57	$56	$57	$482	$732
Operating leases	48	75	78	80	79	572	932
Aircraft purchase obligations	305	555	800	1,025	1,040	3,040	6,765
Short-term borrowings	17	10	—	—	—	—	27
Other	9	16	11	5	4	—	45

Total	$405	$710	$946	$1,166	$1,180	$4,094	$8,501

        There has been no material change in the terms of our debt instruments or financial covenants from the information provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2002 Form 10-K. At June 30, 2003, we were in compliance with the covenants of all of our debt and lease agreements. The maturities in the table above do not reflect repayment of the $175 million of 3 1/2% convertible notes issued on July 15, 2003. See Note 11 to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information.

        During 2003, we entered into non-cancelable operating leases for six aircraft, five of which have terms of 20 years and one of which has a 12 year term. The table above reflects these commitments. Additionally, we have committed to lease one aircraft in 2004 under a 12 year operating lease, with total minimum lease payments estimated to aggregate $33 million which is not reflected in the table above. We have $13.0 million of restricted cash pledged under standby letters of credit related to certain of our leases which expire at the end of the related lease terms. These balances are classified under other long-term assets in our condensed consolidated balance sheets.

        We operated a fleet of 44 Airbus A320 aircraft, of which 22 were owned and 22 were leased under operating leases as of June 30, 2003. We also took delivery of one owned aircraft in June that began scheduled service in July 2003. The average age of our fleet was 18.5 months at June 30, 2003.

        On June 9, 2003, we placed an order for 100 new EMBRAER 190 jet aircraft, with options for an additional 100 new aircraft, with Empresa Brasileira de Aeronautica S.A., or Embraer. This new order is intended to supplement our existing fleet of Airbus A320 aircraft, which in April 2003 we agreed to expand through our order for 65 additional A320 aircraft with AVSA, S.A.R.L., an affiliate of Airbus Industrie, or Airbus.

        As of June 30, 2003, we had on order 107 Airbus A320 aircraft and 100 EMBRAER 190 aircraft with options to acquire 50 additional Airbus A320 aircraft and 100 additional EMBRAER 190 aircraft, which are scheduled for delivery through 2016 (on a relatively even basis during each year) as follows:

	Firm			Option
Year	A320	EMBRAER 190	Total	A320	EMBRAER 190	End of Year Cumulative Total Fleet(1)
Remainder of 2003	8	—	8	—	—	53
2004	14	—	14	—	—	68
2005	16	7	23	—	—	91
2006	15	18	33	2	—	126
2007	15	18	33	2	—	161
2008	13	18	31	4	—	196
2009	10	18	28	8	—	232
2010	10	18	28	8	—	268
2011	6	3	9	13	15	305
2012	—	—	—	13	18	336
2013	—	—	—	—	18	354
2014	—	—	—	—	18	372
2015	—	—	—	—	18	390
2016	—	—	—	—	13	403

	107	100	207	50	100

(1)
Assumes all options are exercised and includes one aircraft we have committed to lease in January 2004.

        Committed expenditures for our 207 firm aircraft and 33 spare engines include estimated amounts for contractual price escalations and predelivery deposits. Debt financing has been arranged for five of our remaining 2003 deliveries, and lease financing has been arranged for the first 30 EMBRAER 190 aircraft deliveries. Although we believe that debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot assure you that we will be able to secure financing on terms attractive to us, if at all, which may require us to modify our aircraft acquisition plans. Other capital expenditures for spare parts, ground purchases and facility improvements for the remainder of 2003 are projected to be approximately $50 million in the aggregate.

        In July 2003, we signed a non-binding letter of intent to purchase six full-flight simulators from CAE, Inc. to be delivered and installed in 2004 and 2005, with options to purchase seven additional simulators. The four Airbus A320 simulators and two EMBRAER 190 simulators have an estimated list price of $61 million. Since a final contract has not been executed, this potential commitment has not been reflected in the commitments table above. The simulators will be installed at an anticipated new training facility, the location of which is to be determined.

        In February 2003, we received approval from the Federal Aviation Administration, or the FAA, and the Department of Transportation, or the DOT, to increase the number of aircraft we are allowed to operate to up to 70 aircraft through March 2005. As the size of our fleet increases, we anticipate the submission of another application to the FAA and the DOT requesting authorization to operate additional aircraft.

        Working Capital.    Our working capital was $2.4 million as of June 30, 2003. We expect to continue generating positive working capital through our operations. However, we cannot predict whether current trends and conditions will continue, or how the effects of competition or other factors that are beyond our control will affect us, such as increased fuel prices, the impact to the aircraft finance market and the magnitude of financing we could arrange if any of the airlines in bankruptcy were to liquidate, the effect of continued adverse financial results in the airline industry or continued U.S. military involvement in Iraq, the Middle East or other regions. We still need to obtain financing for all but 35 of our ordered aircraft, as our anticipated cash flows from operations are not expected to be adequate to cover the acquisition cost of these aircraft. Assuming that we obtain this financing and utilize the predelivery short-term borrowing facility available to us, we believe the working capital available to us, including the proceeds from our recently completed common stock and convertible notes offerings, will be sufficient to meet our cash requirements for at least the next 12 months.

Critical Accounting Policies and Estimates

        There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2002 Form 10-K.

New Accounting Standard

        In January 2003, the FASB issued Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities, which requires the consolidation of variable interest entities. FIN 46 is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003 must be consolidated effective July 1, 2003. Of our 22 aircraft leases, 13 contain fixed-price purchase options, which may require consolidation under this interpretation; however we generally are not at risk for losses. As a result, we do not currently believe that we will need to consolidate any of the lessors under these agreements or any others as a result of applying FIN 46. We will continue to evaluate the impact of this complex interpretation as additional guidance becomes available.

Other Information

        Long Beach Update.    On April 30, 2003, the FAA approved the slot settlement previously agreed to by the City of Long Beach, American Airlines, Alaska Airlines and JetBlue. The settlement resulted in us returning five of the original 27 air carrier slots originally granted to us in May 2001 by the City of Long Beach, of which two were given to American and three to Alaska. Subject to a 90-day call, which must be made by October 1, 2003, both JetBlue and American are temporarily using one slot each of Alaska's allocated slots. The agreement also provides for a priority allocation procedure should supplemental slots above the 41 current slots become available.

        On May 30, 2003, we reached a settlement for violations of the noise curfew at Long Beach Municipal Airport. The agreement provides for a $90,000 payment to the Long Beach Public Library Foundation, or the Foundation, for all violations which occurred prior to the settlement date. We have also agreed to a payment structure for future violations, which will be paid quarterly to the Foundation and will be based on the number of infractions in the preceding quarter.

        Improved Customer Product.    As part of our continuing effort to improve our customers' flying experience, beginning in September 2003 we will provide more room for customers by removing one row of seats on our A320 aircraft. We will offer more legroom with 34 inches between seats throughout the aircraft except for nine rows in the front of the aircraft, which will remain at the current 32 inches. The reduction to 156 seats will result in 3.7% fewer available seat miles, which will increase our operating expense per available seat mile but not our total operating expenses, other than the initial conversion cost which is expected to be approximately $15,000 per aircraft. We believe that this improvement to our product offering will further enhance the JetBlue brand and, together with yield management, will strengthen our ability to offset any potential decline in our operating revenues resulting from this reduction in seat capacity. This modification to our aircraft is planned to be completed during the fourth quarter in conjunction with previously scheduled routine maintenance.

        LiveTV.    On July 7, 2003, our subsidiary, LiveTV, LLC, entered into an agreement for the sale of certain hardware and installation, programming and maintenance of LiveTV's live in-seat satellite television with WestJet Airlines on its Boeing 737-700 aircraft. The order is to equip 40 firm aircraft with an option by WestJet to install the system on future aircraft deliveries. The obligations of the parties under the agreement are subject to the satisfaction of specified conditions and, accordingly, we cannot assure you that this transaction will be completed.

        Outlook.    With the addition of 16 new aircraft during 2003, we expect our full-year operating capacity to increase by approximately 60-65% over 2002. Our average stage length is expected to increase to approximately 1,300 miles which will result in lower passenger revenues per available seat mile. Assuming fuel prices remain unchanged, unit costs for the year are expected to approximate the unit costs of the second quarter. Advance bookings for July and August are strong, although we do not expect this trend to continue through September when vacation travel has historically slowed. Additionally, we will enhance our existing route structure in September with new daily nonstop service between Atlanta, GA, and Oakland, CA.

        Additional or Revised Risk Factors Following Our EMBRAER 190 Aircraft Order.    Additional risk factors or significant revisions to those risk factors contained in our 2002 Annual Report on Form 10-K following our EMBRAER 190 aircraft order are as follows:

        Our failure to successfully take delivery of, place into service and integrate into our operations the new EMBRAER 190 aircraft we agreed to purchase could harm our business.

        On June 9, 2003, we placed an order for 100 new EMBRAER 190 jet aircraft, with options for an additional 100 new aircraft. Acquisition of an all-new type of aircraft, such as the EMBRAER 190, involves a variety of risks relating to its ability to be successfully placed into service, including:

  •
  difficulties or delays in obtaining the necessary certification from the Brazilian aviation regulatory authority and validation from the FAA as to the aircraft's airworthiness;

  •
  delays in meeting the agreed upon aircraft delivery schedule;

  •
  difficulties in obtaining financing on acceptable terms to complete our purchase of all of the firmly ordered aircraft;

  •
  inability of the aircraft and all of its components to comply with agreed upon specifications and performance standards; and

  •
  difficulties in outfitting the aircraft with LiveTV.

        In addition, we also face risks in integrating a second type of aircraft into our existing infrastructure and operations, including, among other things, the additional costs, resources and time needed to hire and train new pilots, technicians and other skilled support personnel. Our failure to successfully take delivery of, place into service and integrate into our operations the new EMBRAER 190 aircraft could harm our business.

        We rely on maintaining a high daily aircraft utilization rate to keep our costs low, which makes us especially vulnerable to delays.

        One of the key elements of our business strategy is to maintain a high daily aircraft utilization rate, which is the amount of time that our aircraft spend in the air carrying passengers. High daily aircraft utilization allows us to generate more revenue from our aircraft and is achieved in part by reducing turnaround times at airports so we can fly more hours on average in a day. The expansion of our business to include new destinations and more frequent flights on current routes could increase the risk of delays. Aircraft utilization is reduced by delays from various factors, many of which are beyond our control, including, among others, adverse weather conditions, security requirements and unscheduled maintenance. These delays may limit our ability to achieve and maintain profitability as well as damage our reputation.

        Furthermore, high aircraft utilization increases the risk that once an aircraft falls behind schedule during the day, it could remain behind schedule during the remainder of that day and potentially into the next day, which can result in disruption in operating performance leading to passenger dissatisfaction related to delayed or cancelled flights and missed connections.

        We are subject to the risks of having a limited number of suppliers for our aircraft, engines and a key component of our in-flight entertainment system.

        To date, one of the elements of our business has been to operate only one type of aircraft equipped with one type of engine. We chose the Airbus A320 because of its reliability, advanced technology and wide cabin space and the IAE International Aero Engines V2527-A5 engine for its reliability and fuel efficiency. Our current dependence on a single type of aircraft and engine for all of our flights makes us particularly vulnerable to any problems associated with the Airbus A320 or the IAE V2527-A5 engine, including design defects, mechanical problems or adverse perception by the public that would result in customer avoidance or an inability to operate our aircraft. In addition, while our recent decision to acquire a new fleet of EMBRAER 190 aircraft may lessen our exposure to this risk, we will likely also become subject to similar sets of risks associated with that type of aircraft after we begin to take delivery of these aircraft in 2005.

        If either of Airbus or IAE were unable to perform its contractual obligations, we would have to find another supplier for a similar type of aircraft or engines. Boeing is the only other manufacturer from whom we could purchase alternate aircraft of the size of the Airbus A320. If we had to purchase aircraft from Boeing, we could lose the benefits described above and we cannot assure you that any replacement aircraft would have the same operating advantages as the Airbus A320. In addition, we cannot assure you that we could purchase engines that would be as reliable and efficient as the V2527-A5, or that we could purchase aircraft or engines in the same time frame as currently expected or at comparable prices. We would incur substantial transition costs, including costs associated with retraining our employees and replacing our manuals. Our operations could also be harmed by the failure or inability of Airbus, IAE or, after we begin taking delivery of their aircraft, Embraer, to provide sufficient parts or related support services on a timely basis.

        One of the unique features of our fleet is that every seat in each of our aircraft is equipped with free LiveTV. An integral component of the system is the antenna, which is supplied to us by EMS Technologies, Inc. We do not know of any other company that could provide us with this equipment and if EMS were to stop supplying us with its antennas for any reason, we could lose one of the unique services that differentiates us from our competitors, and we might have to incur significant costs to procure an alternate supplier.

        We rely heavily on automated systems to operate our business and any failure of these systems could harm our business.

        We depend on automated systems to operate our business, including our computerized airline reservation system, our telecommunication systems and our website. Unlike most other airlines, which issue traditional paper tickets to some or all of their passengers, we issue only electronic tickets. Our website and reservation system must be able to accommodate a high volume of traffic and deliver important flight information. Substantial or repeated website, reservations system or telecommunication systems failures could reduce the attractiveness of our services and could cause our customers to purchase tickets from another airline. Any disruption in these systems could result in the loss of important data, increase our expenses and generally harm our business.

        Forward-Looking Information.    This report contains forward-looking statements relating to future events and our future performance including, without limitation, statements regarding financial forecasts or projections, our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes" or similar language. These forward-looking statements are subject to risks, uncertainties, and assumptions that could cause our actual results and the timing of certain events to differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date of this report. It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter.

        You should understand that many important factors, in addition to those discussed in this report, could cause our results to differ materially from those expressed in the forward-looking statements. These factors include, without limitation, potential hostilities in the Middle East or other regions, our ability to implement our growth strategy and our dependence on the New York market, our fixed obligations and our limited operating history, seasonal fluctuations in our operating results, increases in maintenance costs, fuel prices and interest rates, our competitive environment, our reliance on sole suppliers, government regulation, our failure to properly integrate LiveTV or enforce its patents, our ability to hire qualified personnel, the loss of key personnel and potential problems with our workforce including work stoppages, and continuing changes in the airline industry following the September 11th terrorist attacks and the increased risk of future attacks, as well as potential risks with the delivery, placement into service, and integration into our operations of the EMBRAER 190 aircraft. In light of these risks and uncertainties, the forward-looking statements discussed in this report might not occur.

        Additional information concerning these and other factors is contained in our Securities and Exchange Commission filings, including but not limited to, our 2002 Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        There have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2002 Form 10-K, except as follows:

        During 2003, we supplemented our existing crude oil options with crude oil swaps, effectively locking in our prices. These swaps provide protection against price increases, but unlike our options, do not provide for any benefit to us should actual prices settle below the swap price. As of June 30, 2003, we had hedged approximately 80% of our expected remaining 2003 fuel requirements, 40% using options at an average of $26.56 per barrel and 40% using swaps at an average of $29.42 per barrel. We also had hedged approximately 30% of our expected 2004 fuel requirements, 5% using options at an average of $25.75 per barrel and 25% using swaps at an average of $24.83 per barrel. Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the June 30, 2003 cost per gallon of fuel, including the effects of our fuel hedges. Based on our projected twelve month fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $6.0 million, compared to an estimated $4.0 million for 2002 measured as of June 30, 2002.

        See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information.

Item 4.    Controls and Procedures.

        An evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of June 30, 2003. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II.    OTHER INFORMATION

Item 1. Legal Proceedings.

        In the ordinary course of our business, we are party to various legal actions, which we believe are incidental to the operation of our business. We believe that the outcome of the proceedings to which we are currently a party will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds.

        On July 15, 2003, we completed a public offering of 2,990,000 shares of our common stock at $42.50 per share, raising net proceeds of approximately $122.4 million, after deducting discounts and commissions paid to the underwriters and other expenses incurred in connection with the offering. Also on the same day, we completed a separate private placement exempt under Section 4(2) of the Securities Act of 1933 of $175 million aggregate principal amount of 3 1/2% convertible notes due 2033, sold to Morgan Stanley & Co. Incorporated, Raymond James & Associates, Inc. and Blaylock & Partners, L.P. at a discount to their principal face amount of 2.25% which were subsequently sold by them to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 at 100% of their principal face amount. Net proceeds from this offering were $170.7 million. The notes bear interest at 3 1/2% payable semi-annually on January 15 and July 15. The first interest payment on the notes is due January 15, 2004. The notes are our senior unsecured debt and rank equal in right of payment with all of our other existing and future senior unsecured debt. The notes rank junior in right of payment to our secured debt to the extent of the value of the assets securing such debt. In addition, the notes rank junior in right of payment to the existing and future liabilities of our subsidiaries. The net proceeds of the concurrent offerings will be used to fund working capital and capital expenditures, including capital expenditures related to the purchase of aircraft and construction of facilities on or near airports.

        The notes are convertible into shares of our common stock at a conversion rate of 15.6863 shares per $1,000 principal amount of the notes, which equals an initial conversion price of approximately $63.75 per share. The conversion rate is subject to adjustment in certain circumstances. Holders of the notes may convert their notes under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2003, if the closing sale price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 95% of the product of the closing sale price of our common stock and the conversion rate; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate transactions.

        We may redeem any of the notes in whole or in part beginning on July 18, 2006 at a redemption price equal to the principal amount of the notes, plus accrued and unpaid interest, if the closing price of our common stock on the Nasdaq National Market has exceeded 150% of the conversion price for at least 20 trading days in any period of 30 consecutive trading days. In addition, beginning July 18, 2008, we may redeem any of the notes at any time at a redemption price equal to the principal amount of the notes, plus accrued but unpaid interest. Holders may require us to repurchase the notes on July 15 of 2008, 2013, 2018, 2023 and 2028 or upon the occurrence of certain designated events at a repurchase price equal to the principal amount of the notes, plus accrued and unpaid interest. We have agreed to file a shelf registration statement with the Securities and Exchange Commission covering the resale of the notes and the common stock issuable upon the conversion of the notes.

        On April 17, 2002, we consummated the initial public offering of 10,120,000 (as adjusted for our December 2002 3-for-2 stock split) shares of our common stock, $0.01 par value. The shares of common stock sold in the offering were registered under the Securities Act of 1933, on a Registration Statement (Registration No. 333-82576) that was declared effective by the Securities and Exchange Commission on April 11, 2002. The net proceeds to us from the offering were $167.4 million after deducting discounts and commissions paid to the underwriters and other expenses incurred in connection with the offering. As of June 30, 2003, we had used $80.3 million of the net proceeds from this offering to acquire LiveTV on September 27, 2002 with the remainder of the net proceeds used for 2003 capital expenditures, including predelivery deposits for flight equipment (with $38.4 million for our recent Airbus and Embraer aircraft orders) and purchases of one spare engine, spare parts, and other non-financed property and equipment.

Item 4. Submission of Matters to a Vote of Security Holders.

        At our annual meeting of stockholders held on May 21, 2003, our stockholders approved the election of the persons named below to our Board of Directors for a three-year term by the vote indicated:

	For	Withheld
Kim Clark	56,159,465	761,300
Joy Covey	56,158,624	762,141
Joel Peterson	56,158,624	762,141
Ann Rhoades	51,533,500	5,387,265

        There were no broker non-votes on this matter. Following the meeting, the terms of David Barger, David Checketts, Neal Moszkowski, Thomas Patterson, Michael Lazarus, David Neeleman and Frank Sica as directors continued.

Item 5.    Other Information

EMBRAER 190 Aircraft Order

        On June 9, 2003, we placed an order for 100 new EMBRAER 190 jet aircraft with options for an additional 100 new aircraft, with Embraer. Delivery of the first seven of these aircraft is scheduled for 2005, with the remainder to be delivered through 2011 at a rate of 18 aircraft per year. Options for the additional aircraft begin in 2011. The EMBRAER 190 is expected to feature 100 leather seats in an all-coach, two-by-two seating configuration with free LiveTV and 32 inches between rows of seats. JetBlue is the launch customer of the all-new 100-seat EMBRAER 190 aircraft, which incorporates advanced design features such as integrated avionics, fly-by-wire flight controls and the efficient GE Aircraft Engine's CF34-10 engines. It will be able to fly a wide range of markets from short-haul to certain long-haul markets as it is expected to have a range of approximately 2,100 nautical miles.

        We view the EMBRAER 190 order as an opportunity to augment our growth strategy by penetrating the mid-sized market segment, which we define as those markets with between 100 and 600 local passengers per day each way, and which is a significant segment of the U.S. domestic market. We believe that many mid-sized markets are underserved and/or have high average fares. We plan to use this aircraft to stimulate demand in these markets by offering our low fare, point-to-point service, as well as to increase frequency on our existing routes and between existing destinations. With the EMBRAER 190 aircraft, we also expect to be able to offer sufficient frequency in new markets with the ability to upgrade to the larger Airbus A320 aircraft as demand grows. With a capacity of 100 seats, which is larger than other airlines' regional jets, this new aircraft should enable us to continue to achieve low operating costs per available seat mile without sacrificing any of the cabin amenities or high quality customer service that are characteristic of the brand for which JetBlue is renown.

Director Resignation

        On July 23, 2003, Thomas Patterson resigned from our Board of Directors. Mr. Patterson's resignation was not due to any disagreement with us on any matter relating to our operations, policies or practices. Michael Lazarus will replace Mr. Patterson on the compensation committee.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit Number	Description
4.1	Indenture, dated as of July 15, 2003, between the Company and Wilmington Trust Company, as Trustee, relating to the Company's 3 1/2% Convertible Notes due 2033.
4.2	Registration Rights Agreement, dated as of July 15, 2003, among the Company and Morgan Stanley & Co. Incorporated, Raymond James & Associates, Inc. and Blaylock & Partners, L.P.
99.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Revised Calculation of Full-Time Equivalent Employees to be Based on Actual Paid Hours.
  (b)
  Reports on Form 8-K

  •
  Current Report dated April 24, 2003, reporting under Item 12. "Results of Operations and Financial Condition" announcing the financial results for first quarter ended March 31, 2003.

  •
  Current Report dated June 10, 2003, reporting under Item 5. "Other Events and Regulation FD Disclosure" announcing the order of 100 EMBAER 190 aircraft along with options to acquire an additional 100 aircraft.

  •
  Current Report dated June 30, 2003, reporting under Item 5. "Other Events and Regulation FD Disclosure" filing certain material contracts.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date: July 28, 2003	By:	/s/ HOLLY L. NELSON Vice President and Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
4.1	Indenture, dated as of July 15, 2003, between the Company and Wilmington Trust Company, as Trustee, relating to the Company's 3 1/2% Convertible Notes due 2033.
4.2	Registration Rights Agreement, dated as of July 15, 2003, among the Company and Morgan Stanley & Co. Incorporated, Raymond James & Associates, Inc. and Blaylock & Partners, L.P.
99.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Revised Calculation of Full-Time Equivalent Employees to be Based on Actual Paid Hours.