Form 10-Q
period 2003-09-30
JETBLUE AIRWAYS CORP
filed 2003-10-27
CIK 1158463

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

        As of September 30, 2003, there were 67,622,626 shares of the registrant's common stock, par value $0.01, outstanding.

JetBlue Airways Corporation
FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets—September 30, 2003 and December 31, 2002	2
	Consolidated Statements of Income—Three and Nine Months Ended September 30, 2003 and 2002	3
	Condensed Consolidated Statements of Cash Flows—Nine Months Ended September 30, 2003 and 2002	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	20
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 2.	Changes in Securities and Use of Proceeds	21
Item 5.	Other Information	22
Item 6.	Exhibits and Reports on Form 8-K	22
SIGNATURE
EXHIBIT INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

JETBLUE AIRWAYS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$574,229	$246,752
Short-term investments	25,422	11,101
Receivables, less allowance	19,245	11,931
Prepaid expenses and other	28,631	13,275

Total current assets	647,527	283,059
PROPERTY AND EQUIPMENT
Flight equipment	1,049,154	869,101
Predelivery deposits for flight equipment	182,776	112,934

	1,231,930	982,035
Less accumulated depreciation	51,244	28,203

	1,180,686	953,832
Other property and equipment	83,256	53,098
Less accumulated depreciation	17,060	9,769

	66,196	43,329

Total property and equipment	1,246,882	997,161
OTHER ASSETS
Purchased technology, net	64,505	68,278
Other	51,099	30,425

Total other assets	115,604	98,703

TOTAL ASSETS	$2,010,013	$1,378,923

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$41,864	$46,042
Air traffic liability	143,484	97,534
Accrued salaries, wages and benefits	54,918	37,140
Other accrued liabilities	15,192	16,515
Short-term borrowings	26,860	21,679
Current maturities of long-term debt	53,891	50,754

Total current liabilities	336,209	269,664
LONG-TERM DEBT	909,608	639,498
DEFERRED TAXES AND OTHER LIABILITIES	124,653	55,088
STOCKHOLDERS' EQUITY
Common stock, 67,622,626 and 63,758,412 shares issued and outstanding in 2003 and 2002, respectively	676	638
Additional paid-in capital	544,662	407,471
Retained earnings	100,149	15,791
Unearned compensation	(8,008)	(9,414)
Accumulated other comprehensive income	2,064	187

Total stockholders' equity	639,543	414,673

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,010,013	$1,378,923

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended Septmeber 30,
	2003	2002	2003	2002
OPERATING REVENUES
Passenger	$264,431	$160,239	$711,371	$433,625
Other	9,145	5,022	24,036	14,308

Total operating revenues	273,576	165,261	735,407	447,933
OPERATING EXPENSES
Salaries, wages and benefits	69,875	41,747	194,603	112,930
Aircraft fuel	38,295	21,170	106,719	51,137
Sales and marketing	15,067	11,795	41,035	33,430
Landing fees and other rents	18,852	11,865	51,448	31,485
Aircraft rent	15,673	10,061	43,659	29,850
Depreciation and amortization	13,700	6,926	35,493	17,333
Maintenance materials and repairs	5,755	2,733	14,453	6,144
Other operating expenses	42,523	36,503	114,164	92,078

Total operating expenses	219,740	142,800	601,574	374,387

OPERATING INCOME	53,836	22,461	133,833	73,546
OTHER INCOME (EXPENSE)
Interest expense	(7,857)	(5,738)	(20,074)	(14,650)
Capitalized interest	1,405	1,415	3,647	4,147
Interest income and other	2,033	1,943	4,753	4,362
Government compensation	—	407	22,761	407

Total other income (expense)	(4,419)	(1,973)	11,087	(5,734)

INCOME BEFORE INCOME TAXES	49,417	20,488	144,920	67,812
Income tax expense	20,374	8,333	60,562	28,067

NET INCOME	29,043	12,155	84,358	39,745
Preferred stock dividends	—	—	—	(5,955)

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$29,043	$12,155	$84,358	$33,790

EARNINGS PER COMMON SHARE:
Basic	$0.44	$0.20	$1.32	$0.87

Diluted	$0.39	$0.18	$1.19	$0.62

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$84,358	$39,745
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	58,779	28,067
Depreciation	31,113	16,323
Amortization	4,699	1,010
Changes in certain operating assets and liabilities	36,233	51,328
Other, net	3,928	8,107

Net cash provided by operating activities	219,110	144,580
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(346,428)	(337,103)
Predelivery deposits for flight equipment, net	(123,753)	(88,454)
Purchase of short-term investments	(20,802)	(11,395)
Proceeds from maturities of short-term investments	9,185	—
Acquisition of LiveTV, LLC, net of cash acquired	—	(80,471)
Other, net	588	(3,419)

Net cash used in investing activities	(481,210)	(520,842)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	130,235	168,243
Proceeds from issuance of long-term debt	311,000	280,000
Proceeds from aircraft sale and leaseback transactions	189,300	75,000
Proceeds from short-term borrowings	21,441	18,969
Repayment of long-term debt	(37,753)	(50,006)
Repayment of short-term borrowings	(16,260)	(23,548)
Other, net	(8,386)	(2,160)

Net cash provided by financing activities	589,577	466,498

INCREASE IN CASH AND CASH EQUIVALENTS	327,477	90,236
Cash and cash equivalents at beginning of period	246,752	117,522

Cash and cash equivalents at end of period	$574,229	$207,758

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

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

        These condensed consolidated financial statements are unaudited and have been prepared by us following the rules and regulations of the United States Securities and Exchange Commission, or the SEC, and, in our opinion, reflect all adjustments consisting of normal recurring items which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations; however, we believe that the disclosures are adequate to make the information presented not misleading. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$29,043	$12,155	$84,358	$39,745
Add: Stock-based compensation expense included in reported net income, net of tax	260	274	769	763
Deduct: Stock-based compensation expense determined under the fair value method, net of tax Crewmember stock purchase plan	(605)	(1,310)	(1,604)	(2,297)
Employee stock options	(2,002)	(963)	(5,076)	(1,778)

Proforma net income	$26,696	$10,156	$78,447	$36,433

Earnings per common share:
Basic—as reported	$0.44	$0.20	$1.32	$0.87

Basic—proforma	$0.40	$0.17	$1.23	$0.79

Diluted—as reported	$0.39	$0.18	$1.19	$0.62

Diluted—proforma	$0.36	$0.15	$1.11	$0.57

Note 2—Long-term Debt

        On July 15, 2003, we completed a private offering of $175 million aggregate principal amount of 3 1/2% convertible unsecured notes due 2033, raising net proceeds of approximately $170.7 million. The notes bear interest at 3 1/2% payable semi-annually on January 15 and July 15. The first interest payment on the notes is due January 15, 2004. On September 8, 2003, we filed a shelf registration statement on Form S-3 with the SEC covering the resale of the notes and the common stock issuable upon their conversion, which has not yet been declared effective.

        The notes are convertible into shares of our common stock at a conversion rate of 15.6863 shares per $1,000 in principal amount of the notes which equals an initial conversion price of $63.75 per share. The conversion rate is subject to adjustment in certain circumstances, including upon completion of the three-for-two split of our common stock described in Note 12. Holders of the notes may convert their notes under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2003, if the closing sale price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 95% of the product of the closing sale price of our common stock and the conversion rate; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate transactions.

        We may redeem any of the notes in whole or in part beginning on July 18, 2006 at a redemption price equal to the principal amount of the notes, plus accrued and unpaid interest, if the closing price of our common stock has exceeded 150% of the conversion price for at least 20 trading days in any period of 30 consecutive trading days. In addition, beginning July 18, 2008, we may redeem any of the notes at any time at a redemption price equal to the principal amount of the notes, plus accrued and unpaid interest. Holders may require us to repurchase all or a portion of their notes for cash on July 15 of 2008, 2013, 2018, 2023 and 2028 or upon the occurrence of certain designated events at a repurchase price equal to the principal amount of the notes, plus accrued and unpaid interest.

        During the nine months ended September 30, 2003, we also issued $136 million in floating rate equipment notes due through 2013 which adjust semi-annually based on the London Interbank Offered Rate. At September 30, 2003, the weighted average interest rate of all of our long-term debt was 3.15%, and maturities were $17.2 million for the remainder of 2003, $58.6 million in 2004, $61.1 million in 2005, $60.7 million in 2006, $61.2 million in 2007, $63.0 million in 2008 and $641.7 million thereafter.

Note 3—Secondary Offering

        On July 15, 2003, we completed a public offering of 2,990,000 shares of our common stock at $42.50 per share, raising net proceeds of approximately $122.4 million, after deducting discounts and commissions paid to the underwriters and other expenses incurred in connection with the offering.

Note 4—Comprehensive Income

        Comprehensive income included changes in the fair value of our crude oil financial derivative instruments which qualify for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Comprehensive income for the three months ended September 30, 2003 totaled $29.6 million, which included our net income of $29.1 million and unrealized gains of $0.5 million related to our derivatives contracts. Comprehensive income for the nine months ended September 30, 2003 totaled $86.3 million, which included our net income of $84.4 million and unrealized gains of $1.9 million related to our derivatives contracts. For the three and nine months ended September 30, 2002, comprehensive income consisted solely of our net income as there were no other comprehensive income (loss) components.

Note 5—Earnings Per Share

        The following table shows how we computed basic and diluted earnings per common share (in thousands, except share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator:
Net income applicable to common stockholders for basic earnings per share	$29,043	$12,155	$84,358	$33,790
Effect of dilutive securities:
Preferred stock dividends	—	—	—	5,955

Net income applicable to common stockholders after assumed conversions for diluted earnings per share	$29,043	$12,155	$84,358	$39,745

Denominator:
Weighted-average shares outstanding for basic earnings per share	65,942,184	60,877,794	63,863,580	38,799,783
Effect of dilutive securities:
Convertible preferred stock	—	—	—	17,875,713
Unvested common stock	1,067,805	2,244,470	1,149,882	2,320,211
Employee stock options	6,854,542	4,961,783	5,660,238	5,065,467

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	73,864,531	68,084,047	70,673,700	64,061,174

        Shares issuable upon conversion of our 3 1/2% convertible notes are excluded from the diluted earnings per share calculation for the three and nine month periods ended September 30, 2003 since the contingent conditions for their conversion have not yet been met.

Note 6—Income Taxes

        Income tax expense is based on estimated annual effective tax rates, which differ from the federal statutory rate of 35% primarily due to state and local income taxes, nondeductible expenses and stock option compensation.

Note 7—Employee Retirement Plan

        We sponsor a retirement profit sharing and 401(k) defined contribution plan, or the Plan. Our contributions expensed for the Plan for the three months ended September 30, 2003 and 2002 were $9.7 million and $4.3 million, respectively, and contributions expensed for the Plan for the nine months ended September 30, 2003 and 2002 were $28.6 million and $13.7 million, respectively.

Note 8—Commitments

        At September 30, 2003, our firm aircraft orders consisted of 105 Airbus A320 aircraft, 100 EMBRAER 190 aircraft and 33 spare engines scheduled for delivery through 2012. We also have firm orders for four Airbus A320 and two EMBRAER 190 full flight simulators to be delivered in 2005. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, spare engines and predelivery deposits, will be approximately $230 million for the remainder of 2003, $640 million in 2004, $765 million in 2005, $1.0 billion each in 2006 through 2008 and $2.1 billion thereafter. We have options to purchase 50 A320 aircraft and related equipment scheduled for delivery from 2006 through 2012, and we also have options to purchase 100 EMBRAER 190 aircraft and related equipment scheduled for delivery from 2011 through 2016. Debt financing has been arranged for four of our six remaining deliveries scheduled for 2003. Additionally, lease financing has been arranged for the first 30 EMBRAER 190 aircraft deliveries, scheduled for delivery through March 2007.

        During 2003, we entered into non-cancelable operating leases for six aircraft and certain other facilities and equipment. At September 30, 2003, future minimum lease payments associated with our operating leases and one aircraft which we have committed to lease starting in January 2004, are $19 million for the remainder of 2003, $76 million in 2004, $80 million in 2005, $83 million in 2006, $81 million in 2007, $77 million in 2008, and $516 million thereafter.

        In August 2003, we committed to the construction of several new facilities. We began construction of an aircraft maintenance hangar and an adjacent office facility at John F. Kennedy International Airport in August 2003. We also announced the construction of a flight training center as well as a new hangar for installation and maintenance of our LiveTV in-flight satellite television system and aircraft maintenance at Orlando International Airport. Total investment for all of these new facilities is projected to be approximately $100 million.

Note 9—Financial Instruments and Risk Management

        We reflect the fair market value of our financial derivative instruments, which include crude oil option and swap contracts, on our balance sheet as a component of short-term investments. For accounting purposes, we have designated these contracts as cash flow hedges which offset our exposure to the price of jet fuel. As of September 30, 2003, using these instruments with original terms of up to 22 months, we had hedged approximately 80% of our remaining 2003 fuel requirements with 0.9 million barrels and approximately 60% of our projected 2004 fuel requirements with 3.0 million barrels. For the three months ended September 30, 2003, we recognized $1.1 million in settlement gains as a decrease to fuel expense which represents the hedge effectiveness. We also recognized a gain of $0.5 million related to hedge ineffectiveness in interest income and other. For the nine months ended September 30, 2003 settlement gains totaled $1.6 million and ineffectiveness gains totaled $1.2 million.

Note 10—Contingencies

        Beginning in September 2003, several lawsuits were brought against us as a result of our providing access to limited customer data to a government contractor in connection with a test project for military base security. Other parties, including governmental agencies, are conducting inquiries, and may commence proceedings or file claims with respect to this matter. Since the litigation and inquiries are in their early stages, we are unable to determine the impact, if any, they may have upon us.

        On February 21, 2003, we received approval from the Federal Aviation Administration and the Department of Transportation, or the DOT, to increase the number of aircraft we are allowed to operate to up to 70 aircraft through March 2005. As the size of our fleet increases, we anticipate the submission of another application to the DOT requesting authorization to operate additional aircraft.

Note 11—Government Compensation

        Emergency War Time Act Compensation—On April 16, 2003, the President signed into law the Emergency War Time Supplemental Appropriations Act of 2003, which provides for compensation to domestic air carriers based on their proportional share of passenger security and air carrier infrastructure security fees paid by those carriers through the date of enactment of the legislation. On May 15, 2003, we received $22.8 million in compensation pursuant to this legislation, which is recorded in other income (expense). This legislation also provides for (1) the suspension of passenger security fees and air carrier infrastructure security fees from June 1, 2003 through September 30, 2003, (2) $100 million in additional reimbursement to all carriers for the direct costs associated with installing strengthened flight deck doors, and (3) potential extension of the aviation war risk insurance provided by the government for one year to August 2004. On September 26, 2003, we received $1.0 million under the Emergency War Time Supplemental Appropriations Act of 2003 for the reimbursement of the direct costs associated with installing strengthened flight deck doors, which was recorded as an offset to our capital costs.

        Other—In August 2003, we received $0.5 million from the Federal Aviation Administration in reimbursement of flight deck door reinforcement expenditures which was recorded as an offset to our capital costs. During 2002 we received $3.2 million under the Air Transportation Safety and Systems Stabilization Act and recognized compensation of $0.4 million.

Note 12—Subsequent Events

        On October 6, 2003, our Board of Directors declared a three-for-two split of our common stock. Shares will be distributed on November 20, 2003 to stockholders of record at the close of business on November 10, 2003. The shares and per share data presented in the accompanying condensed consolidated financial statements and notes thereto have not been restated to give effect to this pending stock split.

        On October 7, 2003, we filed a registration statement on Form S-3 with the SEC which, when effective, will permit us to offer up to $750 million aggregate amount of common stock, preferred stock, debt securities and/or pass through certificates. This registration statement is not yet become effective and we have not issued nor offered any securities related to it.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended September 30, 2003 and 2002

        Our net income for the three months ended September 30, 2003 increased to $29.1 million from $12.1 million for the three months ended September 30, 2002 and represented our 11th consecutive quarterly profit. Diluted earnings per share was $0.39 for the third quarter of 2003 compared with $0.18 for the same period in 2002.

        For the three months ended September 30, 2003 we recorded our highest ever quarterly load factor and operating margin. High seasonal leisure travel contributed to a load factor of 87.7% and an operating margin of 19.7% for the three months ended September 30, 2003. Our operating income was $53.9 million for the third quarter of 2003 compared to operating income of $22.4 million in the third quarter of 2002.

        Operating Revenues.    Operating revenues increased 65.5%, or $108.4 million, primarily due to an increase in passenger revenues. Increased passengers resulting from a 52.7% increase in departures and a 2.9 percentage point increase in load factor, or $115.1 million, partially offset by a 4.1% decrease in yield, or $10.8 million, drove the increase in passenger revenue of $104.3 million for the three months ended September 30, 2003. The decrease in yield was primarily the result of our average stage length increasing by 3.6% in 2003 compared to 2002. Other revenue increased 82.1%, or $4.1 million, primarily due to increased change fees of $1.6 million resulting from more passengers and LiveTV's third party revenues.

        Operating Expenses.    Operating expenses increased 53.9%, or $76.9 million, due to an average of 17.4 additional aircraft in service in 2003. Operating capacity increased 66.3% to 3.7 billion available seat miles and an increase in transcontinental flights over 2002 contributed to a 3.6% increase in average stage length. Operating expenses per available seat mile decreased 7.7% to 5.92 cents for the three months ended September 30, 2003. In detail, operating costs per available seat mile were:

	Three Months Ended September 30,
			Percent Change
	2003	2002
	(in cents)
Operating expenses:
Salaries, wages and benefits	1.89	1.87	0.6%
Aircraft fuel	1.03	.95	8.7
Sales and marketing	.41	.53	(23.2)
Landing fees and other rents	.51	.53	(4.5)
Aircraft rent	.42	.45	(6.4)
Depreciation and amortization	.37	.31	18.9
Maintenance materials and repairs	.16	.12	26.6
Other operating expenses	1.13	1.65	(30.8)

Total operating expenses	5.92	6.41	(7.7)%

        On a sequential basis, cost per available seat mile decreased .15 cents, or 2.5%, over the second quarter of 2003 due primarily to the profit sharing provision related to the Emergency War Time Appropriations Act compensation recorded in the second quarter.

        Salaries, wages and benefits increased 67.4%, or $28.2 million, due to an increase in average full-time equivalent employees of 55.4%, higher wage rates, and a $5.1 million higher provision for our profit sharing plan in 2003 compared to 2002. Cost per available seat mile increased 0.6% due to higher profit sharing offset by higher capacity.

        Aircraft fuel expense increased 80.9%, or $17.2 million, due to 18.8 million more gallons of aircraft fuel consumed resulting in $14.2 million of additional fuel expense and, after the impact of fuel hedging, an 8.7% increase in average fuel cost per gallon, or $3.0 million. Cost per available seat mile increased 8.7% primarily due to the increase in average fuel cost per gallon.

        Sales and marketing expense increased 27.7%, or $3.3 million, due to higher credit card fees resulting from increased passenger revenues. On a cost per available seat mile basis, sales and marketing expense decreased 23.2% due to increases in capacity exceeding increases in costs. We booked the majority of our reservations through a combination of our website (73.7% in 2003) and our own reservation agents (24.1% in 2003).

        Landing fees and other rents increased 58.9%, or $6.9 million, due to a 52.7% increase in departures and higher lease rates at our terminal at JFK, in addition to a $1.0 million charge for the early lease termination of our former corporate headquarters. Cost per available seat mile decreased 4.5% due to higher capacity.

        Aircraft rent increased 55.8%, or $5.6 million, due to having 8.7 more average aircraft under operating leases during the three months ended September 30, 2003 compared to 2002. Cost per available seat mile decreased 6.4% due to the increase in average stage length and lower rental rates.

        Depreciation and amortization increased 97.8%, or $6.8 million, due to having 8.7 more average owned aircraft during the three months ended September 30, 2003 compared to the same period in 2002, and amortization of the technology purchased in the September 2002 LiveTV acquisition. Cost per available seat mile increased 18.9% primarily due the consolidation of LiveTV's operations in 2003.

        Maintenance materials and repairs increased 111%, or $2.9 million, due to 17.4 more average operating aircraft in 2003 compared to 2002 and a gradual aging of the fleet. Effective August 2003, all of our maintenance checks are being performed by Air Canada. The cost per available seat mile increased 26.6% due to higher capacity and the completion of nine airframe checks in 2003 compared to six in 2002, as well as increased engine and auxiliary power unit repairs. We expect maintenance cost per available seat mile to increase in the fourth quarter due to currently scheduled maintenance activities and the reconfiguration of our aircraft to 156 seats.

        Other operating expenses increased 16.5%, or $6.0 million. Higher variable costs associated with increased capacity and number of passengers served were the primary reasons for the increase, partially offset by lower bad debts. Cost per available seat mile decreased 30.8% as a result of lower bad debts and the consolidation of LiveTV's operations in 2003.

        Other Income (Expense).    Interest expense increased 36.9%, or $2.1 million, due to the debt financing of eight additional aircraft and interest related to our convertible notes, resulting in $4.9 million of additional interest expense, offset by lower interest rates resulting in $2.8 million less interest expense. Capitalized interest remained constant with higher average predelivery deposits being offset by lower interest rates. Interest income decreased $0.3 million. Gains on hedging activities were $0.5 million for the three months ended September 30, 2003 compared to gains of $0.1 million for the same period in 2002.

Nine Months Ended September 30, 2003 and 2002

        Our net income for the nine months ended September 30, 2003 increased to $84.4 million from $39.7 million for the nine months ended September 30, 2002. Our results for 2003 included $22.8 million in Emergency War Time compensation which, net of income taxes and profit sharing, amounted to $11.5 million, or $0.16 per diluted share. We had operating income of $133.9 million and an operating margin of 18.2% for the nine months ended September 30, 2003 compared to operating income of $73.5 million and an operating margin of 16.4% in 2002. Diluted earnings per share was $1.19 for the nine months ended September 30, 2003 compared with $0.62 for the same period in 2002.

        Operating Revenues.    Operating revenues increased 64.2%, or $287.5 million, primarily due to an increase in passenger revenues. Increased passengers resulting from a 58.3% increase in departures and a 1.7 percentage point increase in load factor, or $324.1 million, partially offset by a 6.1% decrease in yield, or $46.3 million, drove the increase in passenger revenue of $277.8 million for the nine months ended September 30, 2003. The decrease in yield was primarily the result of our average stage length increasing by 6.3% in 2003 compared to 2002. Other revenue increased 68.0%, or $9.7 million, primarily due to increased change fees of $4.8 million resulting from more passengers and LiveTV's third party revenue.

        Operating Expenses.    Operating expenses increased 60.7%, or $227.1 million, due to an average of 17.1 additional aircraft in service in 2003. Operating capacity increased 71.4% to 9.9 billion available seat miles and an increase in transcontinental flights over 2002 contributed to a 6.3% increase in average stage length. Operating expenses per available seat mile decreased 6.4% to 6.07 cents for the nine months ended September 30, 2003. In detail, operating costs per available seat mile were:

	Nine Months Ended September 30,
			Percent Change
	2003	2002
	(in cents)
Operating expenses:
Salaries, wages and benefits	1.97	1.96	0.5%
Aircraft fuel	1.08	.88	21.7
Sales and marketing	.41	.58	(28.4)
Landing fees and other rents	.52	.55	(4.7)
Aircraft rent	.44	.52	(14.7)
Depreciation and amortization	.36	.30	19.5
Maintenance materials and repairs	.15	.11	37.2
Other operating expenses	1.14	1.58	(28.3)

Total operating expenses	6.07	6.48	6.4%

        Salaries, wages and benefits increased 72.3%, or $81.7 million, due to an increase in average full-time equivalent employees of 64.5%, higher wage rates and a $13.6 million higher provision for our profit sharing plan in 2003 compared to 2002, of which $3.4 million is attributable to the Emergency War Time compensation. Cost per available seat mile increased 0.5% due to higher profit sharing offset by increased capacity.

        Aircraft fuel expense increased 109%, or $55.6 million, due to 51.1 million more gallons of aircraft fuel consumed resulting in $35.4 million of additional fuel expense and, after the impact of fuel hedging, a 23.3% increase in average fuel cost per gallon, or $20.2 million. Cost per available seat mile increased 21.7% primarily due to the increase in average fuel cost per gallon.

        Sales and marketing expense increased 22.8%, or $7.6 million, due to higher credit card fees resulting from increased passenger revenues offset by lower travel agent commissions following their elimination in April 2002. On a cost per available seat mile basis, sales and marketing expense decreased 28.4% due to the increase in available seat miles and lower commissions. We booked the majority of our reservations through a combination of our website (72.4% in 2003) and our own reservation agents (25.1% in 2003).

        Landing fees and other rents increased 63.4%, or $19.9 million, due to a 58.3% increase in departures and higher rates at our terminal at JFK. Cost per available seat mile decreased 4.7% due to higher capacity and an increase in average stage length.

        Aircraft rent increased 46.3%, or $13.8 million, due to having 7.6 more average aircraft under operating leases during the nine months ended September 30, 2003 compared to 2002. Cost per available seat mile decreased 14.7% due to the increase in average stage length and lower rental rates.

        Depreciation and amortization increased 105%, or $18.2 million, due to having 9.5 more average owned aircraft during the nine months ended September 30, 2003 compared to 2002 and amortization of the technology purchased in the September 2002 LiveTV acquisition. Cost per available seat mile increased 19.5% primarily due to the consolidation of LiveTV's operations is 2003.

        Maintenance materials and repairs increased 135%, or $8.2 million, due to 17.1 more average operating aircraft in 2003 compared to 2002. The cost per available seat mile increased 37.2% due to the completion of 23 airframe checks in 2003 compared to 12 in 2002, as well as increased engine and auxiliary power unit repairs.

        Other operating expenses increased 24.0%, or $22.1 million. Higher variable costs associated with increased capacity and number of passengers served, along with higher costs associated with the unfavorable weather conditions experienced during 2003, were the primary reasons for the increase, partially offset by lower bad debts. Cost per available seat mile decreased 28.3% as a result of lower bad debts and the consolidation of LiveTV's operations in 2003.

        Other Income (Expense).    Interest expense increased 37.0%, or $5.4 million, due to the debt financing of eight additional aircraft and interest related to our convertible notes, resulting in $9.7 million of additional interest expense, offset by lower interest rates resulting in $4.3 million less interest expense. Capitalized interest decreased 12.1%, or $0.6 million, primarily due to lower average predelivery deposit balances and lower interest rates. Interest income increased $0.2 million. Gains on hedging activities were $1.2 million and $1.0 million for the nine months ended September 30, 2003 and 2002, respectively.

        The following table sets forth our operating statistics for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Percent Change				Percent Change
	2003	2002			2003	2002
Revenue passengers	2,413,505	1,501,946	60.7		6,634,042	4,015,769	65.2
Revenue passenger miles (000)	3,248,958	1,888,151	72.1		8,418,820	4,817,962	74.7
Available seat miles (000)	3,704,841	2,227,254	66.3		9,898,131	5,774,037	71.4
Load factor	87.7%	84.8%	2.9	pts.	85.1%	83.4%	1.7	pts.
Breakeven load factor	72.7%	75.5%	(2.8	)pts.	71.8%	72.0%	(0.2	)pts.
Aircraft utilization (hours per day)	13.2	12.8	3.2		13.1	13.0	0.8
Average fare	$109.56	$106.69	2.7		$107.23	$107.98	(0.7)
Yield per passenger mile (cents)	8.14	8.49	(4.1)		8.45	9.00	(6.1)
Passenger revenue per available seat mile (cents)	7.14	7.19	(0.8)		7.19	7.51	(4.3)
Operating revenue per available seat mile (cents)	7.38	7.42	(0.5)		7.43	7.76	(4.2)
Operating expense per available seat mile (cents) (1)	5.92	6.41	(7.7)		6.07	6.48	(6.4)
Departures	17,175	11,245	52.7		48,719	30,774	58.3
Average stage length (miles)	1,267	1,223	3.6		1,231	1,158	6.3
Average number of operating aircraft during period	45.8	28.4	61.3		42.1	25.0	68.2
Average fuel cost per gallon (cents)	81.33	74.80	8.7		85.37	69.22	23.3
Fuel gallons consumed (000)	47,087	28,301	66.4		125,014	73,876	69.2
Percent of sales through jetBlue.com during period	73.7%	65.1%	8.6	pts.	72.4%	60.8%	11.6	pts.
Full-time equivalent employees at period end					4,650	3,143	47.9

(1)
Excludes direct costs associated with LiveTV third party sales of $480,000 and $979,000 for the three and nine months ended September 30, 2003, which are unrelated to our airline operations.

Liquidity and Capital Resources

        At September 30, 2003, we had cash and cash equivalents of $574.2 million, compared to $246.8 million at December 31, 2002. Cash flows from operating activities were $219.1 million for the nine months ended September 30, 2003 compared to $144.6 million for the nine months ended September 30, 2002. The increase in operating cash flows was primarily due to the growth of our business and the receipt of $19.6 million in additional government compensation. We rely primarily on operating cash flows to provide working capital. We presently have no lines of credit other than a short-term borrowing facility for certain aircraft predelivery deposits. In September 2003, we increased this facility to $34.0 million and extended the term through November 2005.

        Investing Activities.    During the nine months ended September 30, 2003, capital expenditures related to our purchase of flight equipment included expenditures of $302.6 million for nine Airbus aircraft and one spare engine, $123.8 million for flight equipment deposits and $12.1 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $31.7 million.

        During the nine months ended September 30, 2002, capital expenditures related to our purchase of flight equipment included expenditures of $300.9 million for ten Airbus aircraft and one spare engine, $88.5 million for flight equipment deposits and $18.8 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $17.4 million. Investing activities also included the acquisition of LiveTV for $80.5 million on September 27, 2002.

        Financing Activities.    Financing activities for the nine months ended September 30, 2003 consisted primarily of (1) our public offering of 2,990,000 shares of our common stock at $42.50 per share, raising net proceeds of $122.4 million, (2) our issuance of $175 million of 3 1/2% convertible senior notes due 2033, raising net proceeds of approximately $170.7 million, (3) the sale and leaseback over 20 years of five aircraft for $189.3 million with a U.S. leasing institution, (4) the incurrence of $136.0 million of 10-year floating rate equipment notes issued to various European banks secured by four aircraft, and (5) the repayment of $37.8 million of long-term debt. Net proceeds from our equity and notes offerings will be used to fund working capital and capital expenditures, including capital expenditures related to the purchase of aircraft and construction of facilities on or near airports.

        On October 7, 2003, we filed a registration statement on Form S-3 with the SEC which, when effective, will permit us to offer up to $750 million aggregate amount of common stock, preferred stock, debt securities and/or pass through certificates. This registration statement is not yet effective and we have not issued nor offered any securities related to it.

        Financing activities for the nine months ended September 30, 2002 consisted of (1) the completion on April 17, 2002, of our initial public offering of 10,120,000 shares of our common stock for net proceeds of $167.4 million (2) the incurrence of $280 million of 10- to 12- year floating rate equipment notes issued to various European banks secured by eight aircraft and a 5-year floating rate equipment note secured by a spare engine, (3) the sale and leaseback over 18 years of one aircraft for $38.5 million financed by a Japanese institution, (4) the sale and leaseback over 20 years of one aircraft for $36.5 million financed by a U.S. leasing institution, and (5) the repayment of $50.0 million of long-term debt.

        Commitments.    Our contractual obligations for agreements entered into with an initial term of more than one year at September 30, 2003, include the following (in millions):

	Payments due in
	2003	2004	2005	2006	2007	Thereafter	Total
Long-term debt	$17	$59	$61	$61	$61	$705	$964
Operating leases	19	76	80	83	81	593	932
Flight equipment obligations	230	640	765	1,020	1,040	3,065	6,760
Short-term borrowings	8	19	—	—	—	—	27
Facilities and other	15	45	13	7	6	—	86

Total	$289	$839	$919	$1,171	$1,188	$4,363	$8,769

        There has been no material change in the terms of our debt instruments or financial covenants from the information provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2002 Form 10-K. There are no new covenants associated with our 3 1/2% convertible notes issued on July 15, 2003. At September 30, 2003, we were in compliance with the covenants of all of our debt and lease agreements.

        During 2003, we entered into non-cancelable operating leases for six aircraft, five of which have terms of 20 years and one of which has a 12 year term. We also committed to a 12 year lease for one aircraft scheduled for delivery in January 2004. The table above reflects these commitments. We have $14.9 million of restricted cash pledged under standby letters of credit related to certain of our leases which expire at the end of the related lease terms. These balances are classified under other long-term assets in our condensed consolidated balance sheets.

        We operated a fleet of 47 Airbus A320 aircraft, of which 25 were owned and 22 were leased under operating leases, as of September 30, 2003. The average age of our fleet was 20.3 months at September 30, 2003.

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

        As of September 30, 2003, we had on order 105 Airbus A320 aircraft and 100 EMBRAER 190 aircraft with options to acquire 50 additional Airbus A320 aircraft and 100 additional EMBRAER 190 aircraft, which are scheduled for delivery through 2016 (on a relatively even basis during each year) as follows:

	Firm			Option
Year	A320	EMBRAER 190	Total	A320	EMBRAER 190	End of Year Cumulative Total Fleet(1)
Remainder of 2003	6	—	6	—	—	53
2004	15	—	15	—	—	69
2005	15	7	22	—	—	91
2006	15	18	33	2	—	126
2007	15	18	33	2	—	161
2008	13	18	31	4	—	196
2009	10	18	28	8	—	232
2010	10	18	28	8	—	268
2011	6	3	9	13	15	305
2012	—	—	—	13	18	336
2013	—	—	—	—	18	354
2014	—	—	—	—	18	372
2015	—	—	—	—	18	390
2016	—	—	—	—	13	403

	105	100	205	50	100

(1)
Assumes all options are exercised and includes one aircraft we have committed to lease in January 2004.

        Committed expenditures for our 205 firm aircraft and 33 spare engines include estimated amounts for contractual price escalations and predelivery deposits. Debt financing has been arranged for five of our 16 deliveries scheduled for the next twelve months, and lease financing has been arranged for the first 30 of our EMBRAER 190 aircraft deliveries. Although we believe that debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot assure you that we will be able to secure financing on terms attractive to us, if at all, which may require us to modify our aircraft acquisition plans.

        In August 2003, we committed to the construction of several new facilities. On August 8, 2003, we began construction at JFK of a 70,000 square foot aircraft maintenance hangar and an adjacent 32,000 square foot office facility to accommodate technical support operations personnel. This construction is expected to be completed by December 2004. We also announced in August 2003 that Orlando International Airport will be the location of our first flight training center as well as a new hangar for installation and maintenance of our LiveTV in-flight satellite television system and aircraft maintenance. The training center will encompass 80,000 square feet with the capacity for eight flight simulators and two cabin simulators, plus classrooms, a training pool and administration areas. This facility will be used for the initial and continuous training of all our pilots and in-flight crew, as well as support training for our technical operations and customer service crew, and is expected to be completed in late 2005. The new Orlando hangar will encompass 70,000 square feet and is expected to be completed by early 2005. Total investment for all of these new facilities is presently projected to be approximately $100 million of which $30 million has been firmly committed to and is included in facilities and other obligations above. Other capital expenditures for spare parts, ground purchases and facility improvements for the remainder of 2003 are projected to be approximately $20 million in the aggregate.

        In September 2003, we agreed to purchase six full-flight simulators to be delivered and installed in 2005, with options to purchase seven additional simulators. The commitments related to the four Airbus A320 simulators and two EMBRAER 190 simulators are included in flight equipment obligations above. The simulators are expected to be financed with our working capital and will be installed at our new training facility in Orlando.

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

        Working Capital.    Our working capital was $311.3 million as of September 30, 2003. We expect to continue generating positive working capital through our operations. However, we cannot predict whether current trends and conditions will continue, or how the effects of competition or other factors that are beyond our control will affect us, such as increased fuel prices, the impact to the aircraft finance market and the magnitude of financing we could arrange if any of the airlines in bankruptcy were to liquidate, the effect of continued adverse financial results in the airline industry or continued U.S. military involvement in Iraq, the Middle East or other regions. We still need to obtain financing for all but 36 of our ordered aircraft, as our anticipated cash flows from operations are not expected to be adequate to cover the acquisition cost of these aircraft. Assuming that we obtain this financing and utilize the predelivery short-term borrowing facility available to us, we believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

Critical Accounting Policies and Estimates

        There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2002 Form 10-K.

New Accounting Standard

        In January 2003, the FASB issued Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities, which requires the consolidation of variable interest entities. Variable interest entities created prior to February 1, 2003 must be consolidated effective December 31, 2003. Of our 22 aircraft leases, 13 contain fixed-price purchase options, which results in their classification as variable interest entities. Since we are not at risk for losses, we are not considered the primary beneficiary under these leases. As a result, based on the current rules, we are not required to consolidate any of these lessors or other entities in applying FIN 46. Our maximum exposure under these leases is the remaining lease payments, which are reflected in the commitments table above.

Other Information

        JFK Update.    During September 2003, we reached an agreement with the Port Authority of New York and New Jersey on the terms of a lease for the use of Terminal 6 and the adjoining ramp area, which include minimum rental payments of approximately $1.0 million per month through November 2006. We are awaiting execution of this lease by the Port Authority. In addition, discussions have continued with the Port Authority and the FAA regarding the construction of a new terminal at JFK. If an agreement is reached, we plan to build a new terminal with occupancy projected in mid-2007.

        In October 2003, the Port Authority and the City of New York reached an agreement that extends the Port Authority's lease for JFK and LaGuardia Airports through 2050 and will require a nearly $700 million payment by the Port Authority to the City of New York at closing and increased rents thereafter. Independently, negotiations are on-going to extend the use agreement that the airlines have with the Port Authority for the non-exclusive use of runways, taxiways and other facilities at these two airports which expires on December 31, 2003. The impact to us of these new agreements is currently unknown, but could result in significantly increased operating costs at JFK.

        Improved Customer Product.    As part of our continuing effort to improve our customers' flying experience, we began to provide more room for customers by removing one row of seats on our A320 aircraft in September 2003. We will offer more legroom with 34 inches between seats throughout the aircraft except for nine rows in the front of the aircraft, which will remain at the current 32 inches. The reduction to 156 seats will result in 3.7% fewer available seat miles, which will increase our operating expense per available seat mile but not our total operating expenses, other than the initial conversion cost which is expected to be approximately $15,000 per aircraft. We believe that this improvement to our product offering will further enhance the JetBlue brand and, together with yield management, will strengthen our ability to offset any potential decline in our operating revenues resulting from this reduction in seat capacity. At September 30, 2003, we had completed modifications to 12 aircraft with the remaining aircraft scheduled for completion during the fourth quarter.

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

        Outlook.    We expect our fourth quarter operating capacity to increase by approximately 50 to 55 percent over the fourth quarter of 2002. Assuming fuel prices of 79 cents per gallon, our cost per available seat mile for the fourth quarter is expected to be down slightly from the fourth quarter of 2002. Our capacity growth for 2004 is expected to increase by approximately 35 to 37 percent and our average stage length is anticipated to be approximately 1,400 miles, which should result in lower passenger revenues per available seat mile.

        In September 2003, we announced that in January 2004 we will commence service from Boston's Logan International Airport to Denver, Colorado, Long Beach, California and to Tampa, Fort Lauderdale and Orlando, Florida. In conjunction with this change, we will be exiting all service from Atlanta, Georgia in early December.

        Recent Awards.    In October 2003, JetBlue was rated "Best Domestic Airline" for the second consecutive year by Condé Nast Traveler 2003 Readers' Choice Awards, out of all U.S. airlines. We were also rated "Best Value for Cost" by the magazine in their 2003 Business Travel Awards which were published in October 2003.

        Additional Risk Factors.    An additional risk factor to the risk factors contained in our 2002 Annual Report on Form 10-K and current reports on Form 10-Q is as follows:

        We could be subject to liability arising from claims or other actions relating to our handling of customer data.

        Through our computerized reservation system, we are provided with and maintain data regarding our customers and their travel itineraries. Various federal and state laws and regulations impose limitations on the dissemination of that information by us. In addition, we have adopted a privacy policy concerning our customer information gathering and dissemination practices, including the protection of financial and personal information collected on our website.

        Beginning September 2003, we became aware that several lawsuits were commenced against us in the 3rd Judicial District Court of Utah, San Diego Superior Court, the U.S. District Court for the Central District of California and the U.S. District Court for the Eastern District of New York, alleging various causes of action, including fraudulent misrepresentation, breach of contract, violation of privacy rights, as well as violations of consumer protection statutes and federal electronic communications laws. These claims arose out of our providing access to limited customer data to a government contractor in connection with a test project for military base security. On September 22, 2003, a public interest organization filed a complaint with the U.S. Federal Trade Commission requesting an injunction, investigation, civil monetary penalties and other relief against us and others that supplied data to the government contractor alleging deceptive trade practices relating to the disclosure of personal information. Other parties, including other governmental agencies, are conducting inquiries, and may commence proceedings or file claims with respect to this matter. Since the litigation and inquiries are in their early stages, we are unable to determine the impact they may have upon us.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        There have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2002 Form 10-K, except as follows:

        During 2003, we supplemented our existing crude oil options with crude oil swaps, effectively locking in our prices. These swaps provide protection against price increases, but unlike our options, do not provide for any benefit to us should actual prices settle below the swap price. As of September 30, 2003, we had hedged approximately 80% of our expected remaining 2003 fuel requirements, 40% using options at an average of $26.50 per barrel and 40% using swaps at an average of $29.42 per barrel. We also had hedged approximately 60% of our expected 2004 fuel requirements, 5% using options at an average of $25.75 per barrel and 55% using swaps at an average of $25.15 per barrel. Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the September 30, 2003 cost per gallon of fuel, including the effects of our fuel hedges. Based on our projected twelve month fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $6.5 million, compared to an estimated $4.5 million for 2002 measured as of September 30, 2002.

        See Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information.

Item 4.    Controls and Procedures.

        An evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of September 30, 2003. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC's rules and forms. There has been no change in our internal control over financial reporting during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

        Between September 22, 2003 and October 23, 2003, several lawsuits were commenced against us in the 3rd Judicial District Court of Utah, San Diego Superior Court, the U.S. District Court for the Central District of California and the U.S. District Court for the Eastern District of New York, alleging various causes of action, including fraudulent misrepresentation, breach of contract, violation of privacy rights, as well as violations of consumer protection statutes and federal electronic communications laws. These claims arose out of our providing access to limited customer data to a government contractor in connection with a test project for military base security. These lawsuits seek a range of general relief, including claims for various statutory damages, unspecified actual damages, injunctive relief and other equitable relief. Since these inquiries are in their early stages, we are unable to determine the impact they may have upon us.

        In the ordinary course of our business, we are party to various other legal actions, which we believe are incidental to the operation of our business. We believe that the outcome of these proceedings to which we are currently a party will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 2.    Changes in Securities and Use of Proceeds.

        On July 15, 2003, we completed a public offering of 2,990,000 shares of our common stock at $42.50 per share, raising net proceeds of approximately $122.4 million, after deducting discounts and commissions paid to the underwriters and other expenses incurred in connection with the offering. Also on the same day, we completed a separate private placement exempt under Section 4(2) of the Securities Act of 1933 of $175 million aggregate principal amount of 3 1/2% convertible notes due 2033, sold to Morgan Stanley & Co. Incorporated, Raymond James & Associates, Inc. and Blaylock & Partners, L.P. at a discount to their principal face amount of 2.25% which were subsequently sold by them to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 at 100% of their principal face amount. Net proceeds from this offering were $170.7 million. The notes bear interest at 3 1/2% payable semi-annually on January 15 and July 15. The first interest payment on the notes is due January 15, 2004. The notes are our senior unsecured debt and rank equal in right of payment with all of our other existing and future senior unsecured debt. The notes rank junior in right of payment to our secured debt to the extent of the value of the assets securing such debt. In addition, the notes rank junior in right of payment to the existing and future liabilities of our subsidiaries. The net proceeds of the concurrent offerings are being used to fund working capital and capital expenditures, including capital expenditures related to the purchase of aircraft and construction of facilities on or near airports.

        The notes are convertible into shares of our common stock at a conversion rate of 15.6863 shares per $1,000 principal amount of the notes, which equals an initial conversion price of approximately $63.75 per share. The conversion rate is subject to adjustment in certain circumstances, including upon completion of the three-for-two split of our common stock described below in Item 5. "Other Information" of this report. Holders of the notes may convert their notes under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2003, if the closing sale price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 95% of the product of the closing sale price of our common stock and the conversion rate; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate transactions.

        We may redeem any of the notes in whole or in part beginning on July 18, 2006 at a redemption price equal to the principal amount of the notes, plus accrued and unpaid interest, if the closing price of our common stock on the Nasdaq National Market has exceeded 150% of the conversion price for at least 20 trading days in any period of 30 consecutive trading days. In addition, beginning July 18, 2008, we may redeem any of the notes at any time at a redemption price equal to the principal amount of the notes, plus accrued but unpaid interest. Holders may require us to repurchase the notes on July 15 of 2008, 2013, 2018, 2023 and 2028 or upon the occurrence of certain designated events at a repurchase price equal to the principal amount of the notes, plus accrued and unpaid interest. On September 8, 2003, we filed a shelf registration statement on Form S-3 with the SEC, File No. 333-108616, covering the resale of the notes and the common stock issuable upon the conversion of the notes, which has not yet been declared effective.

Item 5.    Other Information

Designation of Section 16 Executive Officers

        On October 6, 2003, our Board of Directors designated our Senior Vice President of Technical Operations and Aircraft Programs, Tom Anderson, our Senior Vice President of Sales and Business Development, Tim Claydon, and our Senior Vice President of Operations, Al Spain, as Section 16 Executive Officers for SEC reporting purposes.

Qualified Trading Plans

        Our Vice President and General Counsel, James Hnat, and our Senior Vice President of Technical Operations and Aircraft Programs, Tom Anderson, have informed us that they have established written plans in accordance with SEC Rule 10b5-1 for gradually liquidating a portion of their holdings of our common stock. Additionally, our Executive Vice President and Chief Financial Officer, John Owen, and our Executive Vice President and Secretary, Thomas Kelly, have extended their previously established written plans in accordance with SEC Rule 10b5-1. All plans provide for either weekly or monthly stock sales and do not prohibit Mr. Hnat, Mr. Anderson, Mr. Owen or Mr. Kelly from executing additional transactions with respect to our stock.

Stock Split

        On October 6, 2003, our Board of Directors declared a three-for-two split of our common stock. The additional shares resulting from the split will be distributed on November 20, 2003 to stockholders of record at the close of business on November 10, 2003. The stock split will be effected pursuant to a stock dividend.

Universal Shelf Registration

        On October 7, 2003, we filed a registration statement on Form S-3 with the SEC, File No. 333-109546, which, when effective, will permit us to offer up to $750 million aggregate amount of common stock, preferred stock, debt securities and/or pass through certificates. This registration statement has not yet become effective and we have not issued nor offered any securities related to it.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit Number	Description
12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certifications Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification Pursuant to Section 1350.
  (b)
  Reports on Form 8-K

  •
  Current Report dated July 10, 2003, reporting under Item 5. "Other Events and Regulation FD Disclosure" announcing the proposed offering of convertible notes.

  •
  Current Report dated July 11, 2003, reporting under Item 5. "Other Events and Regulation FD Disclosure" announcing the pricing of our convertible note offering and announcing the pricing of our common stock offering.

  •
  Current Report dated July 14, 2003, reporting under Item 5. "Other Events and Regulation FD Disclosure" announcing the exercise of the underwriters' option to purchase additional shares of JetBlue common stock and announcing the exercise of the initial purchasers' option to purchase additional convertible notes.

  •
  Current Report dated July 24, 2003, reporting under Item 9. "Regulation FD Disclosure" furnishing financial results for the second quarter ended June 30, 2003.

  •
  Current Report dated July 25, 2003, reporting under Item 9. "Regulation FD Disclosure" correcting forecast guidance given during the second quarter earnings conference call.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION (Registrant)
Date: October 27, 2003	By:	/s/ HOLLY NELSON Vice President and Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certifications Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification Pursuant to Section 1350.

QuickLinks

JetBlue Airways Corporation FORM 10-Q
INDEX
JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
JETBLUE AIRWAYS CORPORATION CONSOLIDATED STATEMENTS OF INCOME (unaudited, in thousands, except per share amounts)
JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)
JETBLUE AIRWAYS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2003
SIGNATURE
EXHIBIT INDEX