Form 10-K
period 2003-12-31
JETBLUE AIRWAYS CORP
filed 2004-02-11
CIK 1158463

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-49728

JETBLUE AIRWAYS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0617894 (I.R.S. Employer Identification No.)
118-29 Queens Boulevard Forest Hills, New York 11375 (Address, including zip code, of registrant's principal executive offices)
(718) 709-3026 Registrant's telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value
(Title of class)

Participating Preferred Stock Purchase Rights
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act).    ☒ Yes    ☐ No

        The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2003 was approximately $2,701,895,049 (based on the last reported sale price on the Nasdaq National Market on that date). The number of shares outstanding of the registrant's common stock as of January 31, 2004 was 102,168,722 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

Table of Contents

PART I.

Item 1.	Business
	Our Strategy	6
	Our Competitive Strengths	7
	Competition and Our Industry	10
	Routes and Schedules	12
	High Quality Customer Service	13
	Safety and Security	14
	Marketing and Distribution	15
	Customer Loyalty Program	15
	Pricing	15
	Yield Management	16
	People	16
	Maintenance	17
	Aircraft Fuel	18
	LiveTV, LLC	18
	Government Regulation	18
	Risks Related to JetBlue	21
	Risks Associated with the Airline Industry	27
Item 2.	Properties	28
Item 3.	Legal Proceedings	30
Item 4.	Submission of Matters to a Vote of Security Holders	30
	Executive Officers of the Registrant	31
PART II.
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	32
Item 6.	Selected Financial Data	33
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	36
	Recent Developments	37
	Results of Operations	38
	Liquidity and Capital Resources	43
	Contractual Obligations	45
	Off-Balance Sheet Arrangements	46
	Critical Accounting Policies and Estimates	47
	Outlook for 2004	48
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 8.	Financial Statements and Supplementary Data
	Consolidated Balance Sheets	50
	Consolidated Statements of Income	52
	Consolidated Statements of Cash Flows	53
	Consolidated Statements of Stockholders' Equity (Deficit)	54
	Notes to Consolidated Financial Statements	55
	Report of Independent Auditors	72

FORWARD-LOOKING INFORMATION

        Statements in this Form 10-K report (or otherwise made by JetBlue or on JetBlue's behalf) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Act of 1934, as amended, or the Exchange Act, which represent our management's beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes" or similar language. These forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date of this report. It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter.

        You should understand that many important factors, in addition to those discussed in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Potential factors that could affect our results include, in addition to others not described in this report, those described in Item 1 of this report under "Risks Related to JetBlue" and "Risks Associated with the Airline Industry". In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur.

PART I

ITEM 1. BUSINESS

Overview

        JetBlue Airways Corporation, or JetBlue, is a low-fare, low-cost passenger airline that provides high-quality customer service primarily on point-to-point routes between 22 destinations in 11 states and Puerto Rico. We focus on serving underserved markets and/or large metropolitan areas that have high average fares. We have a geographically diversified flight schedule that includes both short-haul and long-haul routes. We intend to maintain a disciplined growth strategy by increasing frequency on our existing routes and entering new markets.

        We commenced service in February 2000 and established our primary base of operations at New York's John F. Kennedy International Airport, or JFK. On August 28, 2001, we began service at our West Coast base of operations, Long Beach Municipal Airport, which serves the Los Angeles area. As of February 11, 2004, we operated 222 weekday flights, including 108 weekday flights between the Northeast and Florida, 66 weekday flights between the East Coast and western United States, and 48 weekday short-haul flights. We have flown over 19 million passengers since commencing operations. JetBlue is the 11th largest passenger carrier in the United States based on revenue passenger miles for the year ended December 31, 2003.

        To date, we have raised $467 million of equity capital, which has enabled us, among other things, to acquire a fleet of new, single-class Airbus A320 aircraft. We are scheduled to add 98 new Airbus A320 aircraft and 100 EMBRAER 190 aircraft to our current operating fleet of 55 Airbus A320 aircraft by the end of 2011. We have an experienced management team and a strong company culture with a productive and incentivized workforce that strives to offer high-quality customer service, while at the same time operating efficiently and keeping costs low. We also have low operating costs, in part because of our high daily aircraft utilization and low distribution costs. Our widely available low fares are designed to stimulate demand, and we have demonstrated our ability to increase passenger traffic in the markets we serve. In addition, we offer our customers a differentiated product, including new aircraft, low fares, leather seats, free LiveTV (a 24-channel satellite TV service with programming provided by DIRECTV®) at every seat, pre-assigned seating and reliable operating performance. In 2004, we plan to increase our commitment to customer service with the addition of free digital satellite radio by XM Satellite Radio and movie channel offerings from News Corporation's Fox Entertainment Group.

        While the airline industry suffered losses in 2003 and 2002, we had net income of $103.9 million and $54.9 million for the years ended December 31, 2003 and 2002, respectively. We generated an operating margin of 16.9% and 16.5% in 2003 and 2002, respectively, which were higher than all of the major U.S. airlines, according to reports by those airlines. Due to our low fares, our yields (the average amount one passenger pays to fly one mile) during 2003 were lower than all of the major U.S. airlines. However, our low fares together with our high quality service offering enabled us to generate a load factor (the percentage of aircraft seating capacity actually utilized) of 84.5%, higher than that reported by any of the major U.S. airlines, which had domestic load factors ranging from 65.1% to 76.4%, with a weighted average of 72.8% for the year ended December 31, 2003. In addition, we have maintained our high level of operating performance. For the year ended December 31, 2003, we completed 99.5% of our scheduled flights, which was better than any of the major U.S. airlines, and our on-time performance of 84.3% exceeded all but one major U.S. airline.

        We expect the airline industry to remain intensely competitive, especially if adverse economic conditions persist. In response to the growing number of price-sensitive travelers and the corresponding growth in the domestic market share of low-fare airlines, several airlines are seeking to emulate the low-cost business model by creating their own low-fare operations. Our competitors have chosen to add service, reduce their fares and/or offer special promotions in some of our markets following our entry, which has resulted in intense price competition. Our capability to meet these competitive responses depends on, among other things, our ability to operate at costs equal to or lower than our competitors.

        JetBlue was incorporated in Delaware in August 1998. Our principal executive offices are located at 118-29 Queens Boulevard, Forest Hills, New York 11375 and our telephone number is (718) 286-7900. Our filings with the Securities and Exchange Commission, or the SEC, are accessible free of charge at our website investor.jetblue.com. Information contained on our website is not incorporated by reference in this report. As used in this Form 10-K, the terms "JetBlue", "we", "us", "our" and similar terms refer to JetBlue Airways Corporation and its subsidiary, LiveTV, LLC, unless the context indicates otherwise.

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

        Stimulate Demand with Low Fares.    Our widely available low fares and product offering are designed to stimulate demand, particularly from fare-conscious leisure and business travelers who might otherwise have used alternative forms of transportation or would not have traveled at all. We have seen this "JetBlue Effect" in several of our markets. For example, according to the Department of Transportation, or DOT, before we introduced our service, the average number of daily passengers flying between Buffalo, New York and all three New York City metropolitan airports was 584. One year after our entry, the average number of daily passengers flying in that market increased 75% to 1,020 of whom 441, or 43%, flew JetBlue. Over the same time period, the average one-way fare paid also decreased 34%.

        Emphasize Low Operating Costs.    We are committed to keeping our unit costs low. We have achieved our low unit costs primarily by maintaining high aircraft utilization, operating a single aircraft type with a single class of service, using advanced technologies and employing an incentivized and productive workforce. We are focused on using technology to improve efficiency, and we believe that our ticketless reservation system, high percentage of bookings on our website and other initiatives will help us continue to keep our costs low. We plan to grow from our current fleet of 55 aircraft to 253 aircraft by the end of 2011 and we believe the addition of a second type of aircraft, the EMBRAER 190, beginning in 2005 will not impact our ability continue to contain our operating costs. As we grow, we expect some benefit from economies of scale by leveraging our current infrastructure over an expanded operation.

        Offer Point-to-Point Flights to Underserved and/or Overpriced Large Markets.     In considering new markets, we focus on point-to-point service to highly-traveled markets that are underserved or large metropolitan areas with high average fares. In determining which markets to select, we analyze publicly available data from the DOT showing the historical number of passengers, capacity and average fares over time in all North American city-pair markets. Using this data, combined with our knowledge and experience about how the same or comparable markets have behaved in the past when prices increased or decreased, we forecast the level of demand in a particular market that will result from the introduction of our service and lower prices, as well as the anticipated reaction of existing airlines in that market. Consistent with these criteria, we chose New York City as our principal base of operations.

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

        In 2004, we launched service from Logan International Airport in Boston to five cities with a total of 11 daily departures. Boston is the seventh largest metropolitan area in the U.S. and we believe it has lacked sufficient low-fare domestic service.

        We intend to further penetrate our key markets by increasing the number of flights per day as demand warrants. We believe that this is important to customers who choose airlines based on low fares and convenient schedules. We intend to continue to emphasize point-to-point travel while also offering to our customers convenient connections where we have the opportunity to do so. An emphasis on point-to-point travel allows us to utilize both our employees and facilities more efficiently. It also enables more customers to enjoy the convenience of non-stop travel and limits connecting flight delays and lost baggage.

        Differentiate Our Product and Service.    We believe that a key to our initial and long-term success is that we offer customers a better alternative for airline travel. We offer our customers a unique flying experience by providing new aircraft, leather seats, simple and low fares, free LiveTV at every seat, pre-assigned seating and reliable performance. During 2003, we enhanced this experience by providing more legroom for customers by increasing the seat pitch for two-thirds of the seats in each of our aircraft from 32 to 34 inches. We place a very high emphasis on customer service, especially when weather or mechanical problems disrupt service. We strive to communicate openly and honestly with customers about delays and provide free soft drinks and snacks to delayed customers. Unlike most other airlines, we have a policy of not overbooking our flights. Based on customer feedback, we believe that customers prefer our service to that of our competitors and that this high-quality service is an important reason why they choose us over other airlines.

Our Competitive Strengths

        Low Operating Costs.    For the year ended December 31, 2003, our airline cost per available seat mile of 6.07 cents was lower than any of the major U.S. airlines, which reported an average cost per available seat mile of 9.85 cents. Low unit costs allow us to offer fares low enough to stimulate new demand and to attract customers away from higher-priced competitors.

        The key to our low unit costs is the high productivity of our assets and our employees. Some of the factors that contribute to our low unit costs are:

  •
  We utilize our aircraft efficiently. For the year ended December 31, 2003, each of our aircraft operated an average of 13.0 hours per day, which we believe was higher than any major U.S. airline. By using our aircraft more efficiently than other airlines, we are able to spread our fixed costs over a greater number of flights and available seat miles. We achieve high aircraft utilization in several ways. We operate a number of "red eye" flights, which enable a portion of our fleet to remain productive through the night. In addition, our aircraft are scheduled with minimum ground time to avoid unnecessary time spent at airport gates. Quick, efficient airport turns increase the number of daily flights per aircraft.

  •
  Our workforce is productive. We take great care to hire and train employees who are enthusiastic and committed to serving our customers and we incentivize them to be productive. Our employee productivity is created by greater fleet commonality, fewer unproductive labor work rules, use of part-time employees and the effective use of advanced technology. For example, most of our reservation sales agents work from their homes, providing us better scheduling flexibility and allowing employees to customize their desired schedules. Our compensation packages are designed to align the interests of our employees with our stockholders.

  •
  We have low distribution costs. Our distribution costs are low for several reasons. Unlike the major U.S. airlines that use a combination of ticketless travel and paper tickets, we do not use any paper tickets. Ticketless travel saves paper costs, postage, employee time and back-office processing expense. In addition, we believe customers who book ticketless travel are more likely to book directly with the airline rather than through a travel agent. Direct bookings by our customers save computer reservation systems fees. For the year ended December 31, 2003, 73.0% of our sales were booked on www.jetblue.com, our least expensive form of distribution, and 24.6% were booked through our reservation agents.

  •
  We currently operate only one type of aircraft, with a single class of service. Operating a fleet of identical aircraft leads to increased cost savings as maintenance issues are simplified, spare parts inventory requirements are reduced, scheduling is more efficient and training costs are lower. A single class of service simplifies our operations, enhances productivity, increases our capacity and offers an operating cost advantage. We consider the addition of the EMBRAER 190 aircraft in 2005, although a second fleet type, to be an extension of our business strategy. With a seating capacity of 100, which is larger than other airlines' regional jets, this new aircraft should enable us to continue to achieve low operating costs per available seat mile. Operating only two fleet types should result in lower costs than operating a more diverse fleet. Moreover, although we will lose some of the cost efficiencies associated with operating only one aircraft type, we believe that the additional market opportunities provided by this new aircraft will outweigh these additional costs.

        New Aircraft Fleet.    By using our strong capital base, we have been able to acquire a fleet of new aircraft. This has set JetBlue apart from most other low-fare airlines, both new and established, as many new entrants in the airline industry during the last 10 years began flying with a fleet of used aircraft.

        We currently operate 55 Airbus A320 aircraft, all of which were delivered to us new, and we are now the sixth largest A320 operator in the world as measured by weekly departures. The A320 is fuel-efficient and very reliable. Since our initial public offering in April 2002, we have completed 99.5% of our scheduled flights and our on-time performance was 84.5%. These statistics illustrate the dedication of our employees and the reliability of the A320 aircraft. The A320 is also a versatile aircraft. We fly the A320 in short-haul markets, such as between JFK and upstate New York and Vermont, as well as in long-haul markets, such as between JFK and California.

        JetBlue is the launch customer of the all-new 100-seat EMBRAER 190 aircraft, which incorporates advanced design features, such as integrated avionics, fly-by-wire flight controls and the efficient GE Aircraft Engines' CF34-10 engines. The EMBRAER 190 is expected to have a range of approximately 2,100 nautical miles enabling it to fly a wide range of markets from short-haul to certain long-haul markets. We view the EMBRAER 190 order as an opportunity to augment our growth strategy by penetrating the mid-sized market segment, which we define as those markets with between 100 and 600 local passengers per day each way, and is a significant segment of the U.S. domestic market. We believe that many mid-sized markets are underserved and/or have high average fares. We plan to use this aircraft to stimulate demand in these markets by offering our low fare, point-to-point service, as well as to increase frequency on our existing routes and between existing destinations. With the EMBRAER 190 aircraft, we also expect to be able to offer sufficient frequency in new markets with the ability to upgrade to the larger Airbus A320 aircraft as demand grows.

        All of our aircraft are equipped with leather seats in a comfortable single class layout. The Airbus A320 has a wider cabin than both the Boeing 737 and 757, two comparable types of aircraft operated by many of our competitors. The EMBRAER 190 is expected to feature 100 leather seats, which will be wider than those currently in use in our A320s, in an all-coach, two-by-two seating configuration with free LiveTV and 32 inches between rows of seats. We also continually search for ways to improve our operating performance and safety features. For example, we have equipped our fleet with life rafts, life vests and high frequency radios, which often enables us to avoid weather-related congestion on the East Coast by flying farther out over the Atlantic Ocean between New York and Florida.

        Strong Brand.    We believe that we have made significant progress in establishing a strong brand that helps to distinguish us from our competitors by identifying us as a safe, reliable, low-fare airline that is focused on customer service and that provides an enjoyable flying experience. We were voted the number one domestic airline in both the Conde Nast Traveler 2003 and 2002 Readers' Choice Awards out of all U.S. airlines and received the highest score of any airline in the Conde Nast Traveler 2003 Business Traveler Awards "coach-only" category. During 2003, we were also named the number two domestic airline in the Travel and Leisure 2003 World's Best Awards and the "best value for cost". To further enhance our brand loyalty, we implemented our customer loyalty program, TrueBlue Flight Gratitude, in June 2002, which had over 1.1 million members as of December 31, 2003.

        Strong Company Culture.    We believe that we have created a strong and vibrant service-oriented company culture, which is built around our five key values: safety, caring, integrity, fun and passion. The first step is hiring people who are friendly, helpful, team-oriented and customer-focused. We reinforce our culture through an extensive orientation program for new employees and by explaining to our employees the importance of customer service and the need to remain productive and keep our costs low. We communicate actively on a regular basis with all of our employees, keep them informed about events at the company and solicit feedback for ways to improve teamwork and their working environment. We also provide extensive training for our employees, including a leadership program, which we began in 2003, and other training which emphasizes the importance of safety.

        Well-Positioned in New York, the Nation's Largest Travel Market.    Our primary base of operations at New York's JFK airport provides us access to a market of over 21 million potential customers in the New York metropolitan area and approximately six million potential customers within 15 miles of the airport. Our location at JFK allows us to provide reliable service to our customers. JFK generally only experiences congestion from the late afternoon to the early evening when international traffic and the domestic traffic that feeds it are at their peak. This period, from 3:00 p.m. to 7:59 p.m., is regulated by the FAA's High Density Rule, which requires a slot or slot exemption for every landing and takeoff. While we have 75 daily slot exemptions at JFK that allow us to fly during this congested period, we schedule approximately two-thirds of our JFK flights outside of this period.

        JFK's infrastructure, which includes four runways, larger facilities and a direct light-rail connection to the New York subway system and Long Island Rail Road with the recently opened Airtrain, provides us with operational efficiencies which we believe have contributed to our profitability. We currently plan to start limited service out of LaGuardia Airport, which will increase our access to the New York market, but will result in more flight delays due to the greater congestion associated with this airport.

        Proven Management Team.    We are led by a management team with significant airline industry experience, including experience at successful low-cost, customer-focused airlines, such as Southwest Airlines. The average airline industry experience of our top four executive officers is in excess of 20 years. Our Chief Executive Officer, David Neeleman, was the president and one of the founders of Morris Air, a successful low-fare start-up airline that was acquired by Southwest Airlines in 1993. Mr. Neeleman was also instrumental in developing the Open Skies reservation system and in founding WestJet, a leading low-fare airline in Canada. David Barger, our President and Chief Operating Officer, was vice president in charge of Continental Airlines' Newark hub from 1994 to 1998, and has extensive experience managing airline operations in the New York area. He also has substantial experience working closely with the Port Authority of New York and New Jersey, which operates all three major New York airports. Our Chief Financial Officer, John Owen, was treasurer of Southwest Airlines from 1984 to 1998, where he gained extensive experience in aircraft purchase, lease and financing transactions. Thomas Kelly, our Executive Vice President and Secretary, has worked with David Neeleman for over 18 years and served as Executive Vice President and General Counsel of both Morris Air and Open Skies.

        Advanced Technology.    As a new airline, we have made use of advanced technology in many ways. For instance, all of our pilots use laptop computers in the cockpit to calculate the weight and balance and takeoff performance of the aircraft prior to departure. These laptops also allow our pilots to access manuals in an electronic format during the flight. We believe that only a limited number of airlines in the world have this pilot laptop capability. In addition, all of our travel is ticketless and we strongly emphasize bookings through our website. We are also the only domestic airline to have cabin security cameras standard in our aircraft. In 2002, we introduced customer self-service kiosks at JFK, Long Beach, Oakland and Fort Lauderdale, and in 2004 we upgraded this technology and plan to make it available at most other locations. During 2003, we implemented an automated system to enhance our speed and quality of recovery during irregular operations, which enables us to efficiently reschedule flights and crews.

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

        Our competitors and potential competitors include major U.S. airlines, low-fare airlines, regional airlines and new entrant airlines. The major airlines are larger, generally have greater financial resources and serve more routes than we do. They also use some of the same advanced technologies that we do, such as ticketless travel, laptop computers and website bookings.

        Industry Segments.    The passenger airline industry in the United States has traditionally been dominated by the major U.S. airlines, the largest of which are American Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines, Southwest Airlines, United Air Lines and US Airways. The DOT defines the major U.S. airlines as those airlines with annual revenues of over $1 billion, which currently consists of 12 passenger airlines. The major U.S. airlines offer scheduled flights to most large cities within the United States and abroad and also serve numerous smaller cities. Most major U.S. airlines have adopted the "hub and spoke" route system. This system concentrates most of an airline's operations at a limited number of hub cities, serving most other destinations in the system by providing one-stop or connecting service through the hub.

        Regional airlines, such as SkyWest Airlines and Mesa Airlines, typically operate smaller aircraft on lower-volume routes than major U.S. airlines. In contrast to low-fare airlines, regional airlines generally do not try to establish an independent route system to compete with the major U.S. airlines. Rather, regional airlines typically enter into relationships with one or more major U.S. airlines under which the regional airline agrees to use its smaller aircraft to carry passengers booked and ticketed by the major U.S. airline between a hub of the major airline and a smaller outlying city.

        Low-fare airlines largely developed in the wake of deregulation of the U.S. airline industry in 1978, which permitted competition on many routes for the first time. There are three low-fare major U.S. airlines. Southwest Airlines, the largest low-fare major U.S. airline, pioneered the low-cost model by operating a single aircraft fleet with high utilization, being highly productive in the use of its people and assets, providing a simplified fare structure and offering only a single class of seating. This enabled Southwest to offer fares that were significantly lower than those charged by other major U.S. airlines.

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

        While Southwest remains the largest low-fare airline today, other low-fare airlines have also been able to offer substantially lower fares than the major U.S. airlines, especially following the economic downturn which started in early 2001 and was magnified by the September 11th, 2001 terrorist attacks. Low-fare airlines have been able to compete because of their low-cost structures and have been able to stimulate demand by attracting fare-conscious leisure and business passengers who might have otherwise used alternative forms of transportation or not traveled at all. As a result, low-fare airlines with an acceptable level of service and frequency have seen a migration of travelers away from the major U.S. airlines. These trends have contributed to significant growth in the low-fare airline sector, with low-fare airline market share increasing 67% in the last five years to over 20% of domestic capacity.

        Recent Developments.    In response to the growing market share of the low-fare airlines, some major airlines are seeking to emulate the low-cost business model by creating their own low-fare operations. Delta Air Lines launched its low-fare airline, Song, in April 2003 and United Airlines announced that it will commence operations of its low-fare airline, Ted, in 2004. These airlines within an airline are intended to be more cost-competitive and provide a distinct brand and customer experience. Certain major airlines have attempted to create low-fare operations in the past. While most of these past attempts have been unsuccessful primarily due to the major airlines' inability to match the low costs achieved by the low-fare carriers they are seeking to emulate, we cannot predict whether the present initiatives will prove more successful, which could result in increased competition.

        Industry forecasts for 2004 anticipate capacity increases of approximately 7% over 2003. We have seen added capacity in many of our new markets, especially in the New York—California markets. This increased capacity and the highly competitive nature of the airline industry could prevent us from attaining the passenger traffic required to maintain profitable operations in new markets. For example, when we began service from Atlanta during 2003 there were 14 total daily flights between Atlanta and the Los Angeles area. Following our entry, competitors significantly increased service and lowered fares so that by the end of August there were 24 flights a day between Atlanta and the Los Angeles area, resulting in our exiting the Atlanta market and redeploying our aircraft to more profitable routes. We have also encountered intensive price competition with our competitors matching our fares or offering price discounts, targeted sale promotions or frequent flyer travel initiatives, all of which are usually matched by other airlines in order to protect their market share. Most recently, American Airlines initiated an unprecedented offer, which was later substantially matched by Delta Air Lines and United Air Lines, for a free round trip ticket anywhere they fly with the purchase of two round trip tickets in certain markets in which they compete directly with us. Our response was to lower fares in these markets.

        Other Factors.    Since deregulation of the airline industry in 1978, there has been continuing consolidation in the domestic airline industry. Further consolidation in the industry could result in a greater concentration of assets and resources among the major U.S. airlines. The more recent trend is the formation of marketing alliances. These alliances generally provide for code-sharing, frequent flyer program reciprocity, coordinated flight schedules that provide for convenient connections and other joint marketing activities. These alliances also permit an airline to market flights operated by other alliance airlines as its own. The benefits of broad networks offered to customers could attract more customers to these networks. We do not currently participate in any marketing alliances, interline or offer joint fares with other airlines, nor do we have any commuter feeder relationships.

        The airline industry also faces competition from ground transportation alternatives. Video teleconferencing and other methods of electronic communication may add a new dimension of competition to the industry as business travelers seek lower-cost substitutes for air travel.

Routes and Schedules

        We currently provide non-stop service from JFK to 18 cities in nine states and one city in Puerto Rico. The following table sets forth our weekday flight schedule from JFK as of February 11, 2004:

Destination	Round Trip Flights Scheduled Per Day	Service Commenced
Fort Lauderdale, Florida	13	February 2000
Buffalo, New York	5	February 2000
Tampa, Florida	6	March 2000
Orlando, Florida	7	June 2000
Ontario, California	1	July 2000
Oakland, California	7	August 2000
Rochester, New York	4	August 2000
Burlington, Vermont	3	September 2000
West Palm Beach, Florida	7	October 2000
Salt Lake City, Utah	1	November 2000
Fort Myers, Florida	5	November 2000
Seattle, Washington	1	May 2001
Syracuse, New York	3	May 2001
Denver, Colorado	1	May 2001
New Orleans, Louisiana	1	July 2001
Long Beach, California	6	August 2001
San Juan, Puerto Rico	4	May 2002
Las Vegas, Nevada	4	November 2002
San Diego, California	3	June 2003

        Later in February 2004, we expect to add a fifth daily flight to Las Vegas, one additional daily flight to West Palm Beach and Fort Myers, two additional daily flights to Orlando and three additional daily flights to Fort Lauderdale. We are the leading carrier in number of flights flown per day between the New York metropolitan area and Fort Lauderdale, the most-traveled route in the nation as measured by the average number of passengers flown per day.

        The following table sets forth our weekday flight schedule from our West Coast base of operations, Long Beach, as of February 11, 2004, for destinations other than JFK and Boston:

Destination	Round Trip Flights Scheduled Per Day	Service Commenced
Washington, D.C. (Dulles Airport)	3	May 2002
Oakland, California	6	September 2002
Las Vegas, Nevada	2	October 2002
Salt Lake City, Utah	1	October 2002
Fort Lauderdale, Florida	1	May 2003

        In November 2001, we initiated twice-daily non-stop service from Dulles Airport to Fort Lauderdale, which was increased to three daily flights in September 2003. In May 2002, we initiated twice-daily service from Dulles to Oakland.

        Our weekday flight schedule from Boston, Massachusetts, our 22nd city, includes the following as of February 11, 2004:

Destination	Round Trip Flights Scheduled Per Day	Service Commenced
Orlando, Florida	4	January 2004
Fort Lauderdale, Florida	2	January 2004
Tampa, Florida	2	January 2004
Denver, Colorado	1	January 2004
Long Beach, California	2	January 2004

        Our objective is to schedule a sufficient number of flights per day on each route to satisfy demand for our low-fare service. Since inception, we have flown over 19 million passengers and have become JFK's largest domestic airline measured by passenger boardings. In selecting future markets, we intend to continue to follow this strategy of providing service primarily to underserved markets with high average fares. In addition, we will seek opportunities to offer point-to-point service between our existing cities.

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

        Our focus on customers is also evidenced by our fleet of all new aircraft with roomy leather seats, each equipped with free DIRECTV® and comfortable legroom. As part of our continuing effort to improve customers' flying experience, we removed one row of seats on our A320 aircraft during the fourth quarter of 2003. We now offer more legroom with 34 inches between seats throughout the aircraft except for nine rows in the front of the aircraft, which remain at 32 inches. In our commitment to innovation, during 2004 we plan to add up to 100 channels of digital satellite radio by XM Satellite

Radio and movie channels featuring first-run movies, television shows, sports and news programming plus other original entertainment developed by News Corporation's Fox Entertainment Group. Later this year, we plan to make traveling on JetBlue even more convenient by making check-in available on our website for customers without checked baggage.

        Our customer commitment is also demonstrated by our reliable operational performance. For the year ended December 31, 2003, based on our data compared to the major U.S. airlines:

  •
  our completion factor of 99.5% was higher than any of the major U.S. airlines, which had an average completion factor of 98.6%, according to the DOT;

  •
  our on-time performance of 84.3% was higher than the average of 81.6% for the major U.S. airlines, and was second only to Southwest Airlines, according to the DOT;

  •
  our incidence of delayed, mishandled or lost bags of 3.21 per 1,000 customers was the third lowest as compared to the major U.S. airlines, which had an average of 4.04 delayed, mishandled or lost bags per 1,000 customers, according to the DOT; and

  •
  our rate of customer complaints to the DOT per 100,000 passengers of 0.31 was the third lowest as compared to the major U.S. airlines, which had an average of 0.68 complaints, according to the DOT.

Safety and Security

        We are dedicated to ensuring the safety and security of our customers and employees. We have taken numerous measures, voluntarily and as required by regulatory authorities, to increase both the safety and security of our operations since the terrorist attacks of September 11, 2001.

        Our ongoing focus on safety relies on hiring the best people and training them to proper standards. Safety in the workplace targets five areas of our operation: flight operations, maintenance, inflight, dispatch and customer service. Further, we emphasize both occupational and environmental safety across our network. We have begun voluntary assessment programs in collaboration with the Federal Aviation Administration, or FAA, including Aviation Safety Action Program and Flight Operational Quality Assurance data gathering. These voluntary programs are the result of FAA sponsored initiatives to raise safety performance through awareness of safety trends in the workplace. In addition, we have recently partnered with Alertness Solutions to develop and implement an Alertness Management Program to educate our pilots about known fatigue factors in aviation operations.

        The Aviation and Transportation Security Act, or the Aviation Security Act, was enacted in November 2001 and federalized substantially all aspects of civil aviation security and required, among other things, the creation of the Transportation Security Administration, or the TSA, to oversee all aviation security, and the implementation of certain security measures by airlines and airports, such as the requirement that all passenger bags be screened for explosives. Funding for airline and airport security under the law is primarily provided by a $2.50 per enplanement ticket tax, with authority granted to the TSA to impose additional fees on the air carriers if necessary to cover additional federal aviation security costs. Effective February 2002, the TSA imposed an annual Security Infrastructure Fee based on our 2000 security costs. Beginning October 2004, the TSA may revise the way it assesses this fee, which could result in increased costs for us.

        Since September 11, 2001, we have voluntarily implemented additional security measures, including the following:

  •
  implementation of a systemwide positive bag match program;

  •
  installation of replacement cockpit doors prior to April 2003 to meet the new FAA mandated design;

  •
  installation of four cabin security cameras on each aircraft with a live video feed to the cockpit crew;

  •
  creation of a new officer position, Vice President for Security; and

  •
  construction of additional security screening check points at our JFK terminal.

        In addition to these voluntary measures, we have complied fully with all new FAA and TSA security requirements and will continue to abide by all future security enhancement requirements.

Marketing and Distribution

        Our primary marketing strategy is to attract new customers by widely communicating our value proposition that low fares and quality air travel need not be mutually exclusive. We market our services through advertising and promotions in newspapers, magazines, television and radio, and through targeted public relations and promotional efforts. We have also relied on word-of-mouth to promote our brand. In 2004, we plan to launch Company Blue, a corporate travel booking program, which should allow us to penetrate the managed business travel segment by offering corporate managers the ability to better track, record and report on their company's' travel expenses.

        We generally run special promotions in coordination with the inauguration of service into new markets. Starting approximately five weeks before the launch of a new route, we typically undertake a major advertising campaign in the target market and local media attention frequently focuses on the introduction of our low fares.

        In order to attract customers to our website, we run promotions that provide discounts to customers who book reservations on www.jetblue.com. The percentage of our total sales booked on our website continues to increase and averaged 73.0% for the year ended December 31, 2003. Our second largest distribution channel is our reservation agents who account for 24.6% of our sales. This distribution mix creates significant cost savings for us and enables us to continue to build loyalty with our customers through increased interaction with them. Effective April 24, 2002, we eliminated commissions to travel agents, following most major airlines, which has not affected our overall bookings.

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

        The number of estimated travel awards outstanding at December 31, 2003 was approximately 58,000 awards and includes an estimate for partially earned awards. The number of travel awards used on JetBlue during 2003 was approximately 21,000 which represented less than half of one percent of our total revenue passenger miles for that year. Due to the structure of the program and low level of redemptions as a percentage of total travel, the displacement of revenue passengers by passengers using TrueBlue awards has been minimal to date.

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

        The number of seats offered at each fare is established through a continual process of forecasting, optimization and competitive analysis. Generally, past booking history and seasonal trends are used to forecast anticipated demand. These historical forecasts are combined with current bookings, upcoming events, competitive pressures and other factors to establish a mix of fares that is designed to maximize revenue. Like the major U.S. airlines, we employ a yield management system with sophisticated forecasting and optimization models to rapidly perform the economic tradeoffs required to determine the allocation of the number of seats available at different fares. This ability to accurately adjust seat allocations based on fluctuating demand patterns allows us to balance loads and capture more revenue from existing capacity.

        While our yields were lower than all of the major U.S. airlines due to our low fares and longer average passenger trip length, our load factor of 84.5% for the year ended December 31, 2003 was higher than that of any major U.S. airline even though we have a policy of not overbooking our flights. We believe effective yield management has contributed to our strong financial performance and is a key to our continued success.

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

        Full-time equivalent employees at December 31, 2003 consisted of 684 pilots, 1,002 flight attendants, 1,486 customer service and ramp operations personnel, 282 technicians, whom others refer to as mechanics, 467 reservation agents, and 1,091 management and other personnel. At December 31, 2003, we employed 4,704 full-time and 849 part-time employees. Our employees are not unionized.

        We enter into an individual employment agreement with each of our FAA-licensed employees, which include pilots, dispatchers and technicians. Each employment agreement is for a term of five years and automatically renews for an additional five-year term unless either the employee or we elect not to renew it by giving notice at least 90 days before the end of the initial term. Pursuant to these agreements, these employees can only be terminated for cause. In the event of a downturn in our business, we are obligated to pay these employees a guaranteed level of income and to continue their benefits if they do not obtain other aviation employment. In addition, in the event we are sold to or consolidate with another company, we must request that the successor company place these employees on a preferential hiring list. If such employees are not hired by the successor company, in some cases they will be entitled to a severance payment of up to one year's salary.

        We believe that we carefully select, train and maintain a productive workforce of caring, passionate, fun and friendly people who want to provide our customers with the best flying experience possible. We assist our employees by offering them flexible work hours, initial paid training, free uniforms and benefits that begin on the date they start work. We also provide extensive training for our pilots, flight attendants, technicians, customer service agents, dispatchers and reservation agents which emphasizes the importance of safety. Following the September 11, 2001 terrorist attacks, we reinforced our commitment to our employees by not furloughing or terminating any of our employees. In 2003, we began leadership training for our all our supervisors and managers because having the right leaders in place across our organization is important to ensure our employees have the right tools and skills to support our customers.

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

        The maintenance performed on our aircraft can be divided into three general categories: line maintenance, maintenance checks, and component overhaul and repair. Line maintenance consists of routine daily and weekly scheduled maintenance checks on our aircraft, including pre-flight, daily, weekly and overnight checks, and any diagnostics and routine repairs. Although the majority of our line maintenance is performed by our own technicians, in certain circumstances we subcontract our line maintenance to outside organizations.

        Maintenance checks consist of more complex inspections and servicing of the aircraft that cannot be accomplished during an overnight visit. These checks occur at least every 15 months and can range in duration from a few days to approximately a month, depending on the magnitude of the work prescribed in the particular check. We utilize Air Canada to perform our maintenance checks under the oversight of our personnel. Our first scheduled heavy airframe structural inspection occurred in December 2003.

        Component overhaul and repair involves sending engines and certain parts, such as, landing gear and avionics, to third party FAA-approved maintenance repair stations for repair or overhaul. We utilize Pratt and Whitney, MTU, Rolls Royce East Kilbride and IHI, four of the joint venture partners who build our engines, for overhaul and repair of our engines.

Aircraft Fuel

        Fuel costs are our second-largest operating expense. We contract with a third party to provide fuel management services and negotiate with suppliers to provide fuel at the many locations we serve. The following chart summarizes our fuel consumption and costs:

	Year Ended December 31,
	2003	2002	2001
Gallons consumed, in thousands	173,157	105,515	55,095
Total cost, in thousands	$147,316	$76,271	$41,666
Average price per gallon (cents)	85.08	72.28	75.63
Percent of operating expenses	17.8%	14.4%	14.2%

        Total cost and average price per gallon each exclude taxes and fueling services.

        Fuel costs are extremely volatile, as they are subject to many global economic and geopolitical factors that we can neither control nor accurately predict. In 2001, we implemented a fuel hedging program under which we enter into crude oil option contracts and swap agreements to partially protect against significant increases in fuel prices. We cannot assure you that our fuel hedging program is sufficient to protect us against significant increases in the price of fuel. Significant increases in fuel costs would have a material adverse effect on our operating results.

LiveTV, LLC

        In September 2002, we purchased all of the membership interests of LiveTV, LLC. LiveTV provides in-flight entertainment systems for commercial aircraft. LiveTV's assets include the tangible equipment installed on JetBlue aircraft, spare parts in inventory and rights to all the patents and intellectual property used for live in-seat satellite television, XM Satellite Radio service, wireless aircraft data link service, cabin surveillance systems and Internet services. LiveTV's major competitors include Rockwell Collins, Thales Avionics, Boeing Connexion and Matsushita Avionics. None of these competitors are currently providing in-seat live television, except for Matsushita who began providing this service in the fourth quarter of 2003.

        LiveTV has contracts for the sale of certain hardware and installation, programming and maintenance of its live in-seat satellite television system with Frontier Airlines and WestJet Airlines, and is pursuing additional customers. The contract with WestJet is subject to design approval from the FAA and Transport Canada.

Government Regulation

        General.    We are subject to regulation by the DOT, the FAA, the TSA and other governmental agencies. The DOT primarily regulates economic issues affecting air service, such as certification and fitness, insurance, consumer protection and competitive practices. The DOT has the authority to investigate and institute proceedings to enforce its economic regulations and may assess civil penalties, revoke operating authority and seek criminal sanctions. In February 2000, the DOT granted us a certificate of public convenience and necessity authorizing us to engage in air transportation within the United States, its territories and possessions.

        The FAA primarily regulates flight operations and in particular, matters affecting air safety, such as airworthiness requirements for aircraft and pilot, mechanic, dispatcher and flight attendant certification. The civil aviation security functions of the FAA were transferred to the TSA under the Aviation Security Act. The FAA requires each airline to obtain an operating certificate authorizing the airline to operate at specific airports using specified equipment. We have and maintain FAA certificates of airworthiness for all of our aircraft and have the necessary FAA authority to fly to all of the cities that we currently serve. Like all U.S. certified carriers, we cannot fly to new destinations without the prior authorization of the FAA. The FAA has the authority to modify, suspend temporarily or revoke permanently our authority to provide air transportation or that of our licensed personnel, after providing notice and a hearing, for failure to comply with FAA regulations. The FAA can assess civil penalties for such failures or institute proceedings for the imposition and collection of monetary fines for the violation of certain FAA regulations. The FAA can revoke our authority to provide air transportation on an emergency basis, without providing notice and a hearing, where significant safety issues are involved. The FAA monitors our compliance with maintenance, flight operations and safety regulations, maintains onsite representatives and performs frequent spot inspections of our aircraft, employees and records.

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

        We believe that we are operating in material compliance with DOT, FAA and TSA regulations and hold all necessary operating and airworthiness authorizations and certificates. In February 2003, we successfully completed our third DOT financial, managerial fitness and safety compliance review and received approval to increase the number of aircraft we are allowed to operate to up to 70 aircraft through March 2005. As the size of our fleet increases, we anticipate the submission of another application to the FAA and the DOT requesting authorization to operate additional aircraft. A modification, suspension or revocation of any of our DOT or FAA authorizations or certificates could materially adversely affect our business.

        The TSA operates under the Department of Homeland Security and is responsible for all civil aviation security, including passenger and baggage screening, cargo security measures, airport security, assessment and distribution of intelligence, and security research and development. The TSA also has law enforcement powers and the authority to issue regulations, including in cases of national emergency, without a notice or comment period.

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

        The Airport Noise and Capacity Act of 1990 recognizes the right of airport operators with special noise problems to implement local noise abatement procedures as long as those procedures do not interfere unreasonably with the interstate and foreign commerce of the national air transportation system. Certain airports, including San Diego and Long Beach, have established restrictions to limit noise, which can include limits on the number of hourly or daily operations and the time of such operations. These limitations serve to protect the local noise-sensitive communities surrounding the airport. Our scheduled flights at Long Beach and San Diego are in full compliance with the noise curfew limits, but when we experience irregular operations, on occasion we violate these curfews. Effective July 2003, we agreed to a payment structure with the Long Beach City Prosecutor for any future violations, which will be paid quarterly to the Long Beach Public Library Foundation and will be based on the number of infractions in the preceding quarter. We do not believe this local ordinance will have a negative effect on our operations.

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

        We are able to operate at JFK throughout the day, including during the restricted slot-controlled period, as a result of the DOT granting our request for 75 daily slot exemptions in September 1999 under the 1994 Federal Aviation Administration Authorization Act. Unlike the FAA-assigned slots held by other airlines at JFK, our slot exemptions, while functioning identically to an FAA-assigned slot, may not be sold, leased, rented or pledged. If we fail to maintain our use of a slot exemption, such slot exemption could be subject to forfeiture.

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

        We were recently granted 11 slot exemptions at LaGuardia Airport. If we are able to arrange for commercially feasible slot times with the FAA and obtain the necessary facilities from the Port Authority of New York and New Jersey, we anticipate initiating service in spring 2004.

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

        In 2002, American Airlines and Alaska Airlines requested additional permanent slots from the City of Long Beach, which were no longer available. In April 2003, the FAA approved a slot settlement agreement among the City of Long Beach, American Airlines, Alaska Airlines and JetBlue. The settlement resulted in us returning five of the 27 air carrier slots originally granted to us, of which two were given to American and three to Alaska. The agreement also provides for a priority allocation procedure should supplemental slots above the 41 current slots become available. We now operate 22 weekday roundtrip flights from Long Beach Municipal Airport. Of the 19 remaining non-commuter slots not assigned to us, 14 are used for domestic passenger service and five are used by cargo operators.

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

        Our growth strategy involves increasing the frequency of flights to markets we currently serve, expanding the number of markets served and increasing flight connection opportunities. Achieving our growth strategy is critical in order for our business to achieve economies of scale and to sustain or increase our profitability. Increasing the number of markets we serve depends on our ability to access suitable airports located in our targeted geographic markets in a manner that is consistent with our cost strategy. We will also need to obtain additional gates at some of our existing destinations. Any condition that would deny, limit or delay our access to airports we seek to serve in the future will constrain our ability to grow. Opening new markets requires us to commit a substantial amount of resources, even before the new services commence. Expansion is also dependent upon our ability to maintain a safe and secure operation and will require additional personnel, equipment and facilities as well as obtaining approval from the DOT and FAA to operate more than the currently approved 70 aircraft.

        An inability to hire and retain personnel, timely secure the required equipment and facilities in a cost-effective manner, efficiently operate our expanded facilities, or obtain the necessary regulatory approvals may adversely affect our ability to achieve our growth strategy. In addition, our competitors have often chosen to add service, reduce their fares and/or offer special promotions following our entry into a new market. We cannot assure you that we will be able to successfully expand our existing markets or establish new markets in this increased competitive environment, and our failure to do so could harm our business.

        Expansion of our markets and services may also strain our existing management resources and operational, financial and management information systems to the point that they may no longer be adequate to support our operations, requiring us to make significant expenditures in these areas. We expect that we will need to develop further financial, operational and management controls, reporting systems and procedures to accommodate future growth. We cannot assure you that we will be able to develop these controls, systems or procedures on a timely basis, and the failure to do so could harm our business.

  We operate in an extremely competitive industry.

        We currently compete with other airlines on all of our routes. Many of these airlines are larger and have greater financial resources and name recognition or lower operating costs than we do. Several of these competitors have chosen to add service in some of our markets following our entry. As we expand our fleet, the extremely competitive nature of the airline industry could prevent us from attaining the level of passenger traffic required to maintain profitable operations in new markets and impede our growth strategy, which would harm our business.

        The airline industry also encounters extensive price competition and is characterized by low profit margins and high fixed costs. Our ability to meet this price competition depends on, among other things, our ability to operate at costs equal to or lower than our competitors. Price competition occurs through price discounting, fare matching, targeted sale promotions or frequent flyer travel initiatives, all of which are usually matched by other airlines in order to maintain their level of passenger traffic. A relatively small change in pricing or in passenger traffic due to other airlines' competitive actions could have a disproportionate effect on an airline's operating and financial results. Unanticipated shortfalls in expected revenues as a result of price competition would negatively impact our financial results and harm our business.

        We have a significant amount of fixed obligations and we will incur significantly more fixed obligations which could harm our ability to meet our growth strategy.

        As of December 31, 2003, our debt of $1.11 billion accounted for 62.3% of our total capitalization. Most of our long-term and short-term debt has floating interest rates. In addition to long-term debt, we have a significant amount of other fixed obligations under operating leases related to our aircraft, airport terminal space, other airport facilities and office space. As of December 31, 2003, future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year were approximately $487 million for 2004 through 2008 and an aggregate of $589 million for the years thereafter.

        As of December 31, 2003, we had commitments of approximately $6.58 billion to purchase 199 additional aircraft and other flight equipment over the next eight years, including estimated amounts for contractual price escalations. We also plan to construct several facilities over the next four years, including a terminal and hangar at JFK and a training facility and hangar in Orlando, Florida. We will incur additional debt and other fixed obligations as we take delivery of new aircraft and other equipment and continue to expand into new markets. We typically finance our aircraft through either secured debt or lease financing. Although we believe that debt and/or lease financing should be available for our aircraft deliveries, we cannot assure you that we will be able to secure such financing on terms acceptable to us or at all.

        Our high level of debt and other fixed obligations could:

    •
    impact our ability to obtain additional financing to support capital expansion plans and for working capital and other purposes on acceptable terms or at all;

    •
    divert substantial cash flow from our operations and expansion plans in order to service our fixed obligations;

    •
    require us to incur significantly more interest or rent expense than we currently do, since most of our debt has floating interest rates and five of our aircraft leases have variable-rate rent; and

    •
    place us at a possible competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.

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

        Because the average age of our aircraft is approximately 21 months, our aircraft require less maintenance now than they will in the future. We have incurred lower maintenance expenses because most of the parts on our aircraft are under multi-year warranties. Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our operating expenses, as our fleet ages and these warranties expire.

        If we are unable to attract and retain qualified personnel at reasonable costs or fail to maintain our company culture, our business could be harmed.

        Our business is labor intensive, with labor costs representing approximately one-third of our operating expenses. We expect salaries, wages and benefits to increase on a gross basis and these costs could increase as a percentage of our overall costs. Since we compete against the major U.S. airlines for pilots, mechanics and other skilled labor and many of them offer wage and benefit packages that exceed ours, we may be required to increase wages and/or benefits in order to attract and retain qualified personnel or risk considerable employee turnover. If we are unable to hire, train and retain qualified employees at a reasonable cost, our business could be harmed and we may be unable to complete our expansion plans.

        In addition, as we hire more people and grow, we believe it may be increasingly challenging to continue to hire people who will maintain our company culture. One of our principal competitive strengths is our service-oriented company culture that emphasizes friendly, helpful, team-oriented and customer-focused employees. Our company culture is important to providing high quality customer service and having a productive workforce that helps keep our costs low. As we grow, we may be unable to identify, hire or retain enough people who meet the above criteria, and our company culture could otherwise be adversely affected by our growing operations and geographic diversity. If we fail to maintain the strength of our company culture, our competitive ability and our business may be harmed.

        Our failure to successfully take delivery of, place into service and integrate into our operations the new EMBRAER 190 aircraft we agreed to purchase could harm our business.

        In June 2003, we placed an order for 100 new EMBRAER 190 jet aircraft, with options for an additional 100 new aircraft. Acquisition of an all-new type of aircraft, such as the EMBRAER 190, involves a variety of risks relating to its ability to be successfully placed into service, including:

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

        One of our key competitive strengths is to maintain a high daily aircraft utilization rate, which is the amount of time that our aircraft spend in the air carrying passengers. High daily aircraft utilization allows us to generate more revenue from our aircraft and is achieved in part by reducing turnaround times at airports so we can fly more hours on average in a day. The expansion of our business to include new destinations, more frequent flights on current routes and expanded facilities could increase the risk of delays. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including adverse weather conditions, security requirements, air traffic congestion and unscheduled maintenance. Reduced aircraft utilization may limit our ability to achieve and maintain profitability as well as lead to customer dissatisfaction.

        Our business is highly dependent on the New York market and increases in competition or a reduction in demand for air travel in this market would harm our business.

        Our growth has focused on adding flights to and from our primary base of operations at JFK in New York City. JFK is an airport that has traditionally attracted considerably less attention from our competitors for domestic flight activity than either LaGuardia Airport or Newark International Airport because of an industry perception that JFK is primarily an international airport and that the commuting distance from Manhattan to JFK is too far to attract domestic travelers. We disagreed with this perception of JFK and believe that the operational efficiencies associated with conducting our principal base of operations from JFK has contributed to our profitability. As of December 31, 2003, approximately 80% of our daily flights had JFK as either their destination or origin. As a result, we remain highly dependent upon the New York market.

        In response to our positive experience at JFK, other airlines have increased their presence at the airport with a greater emphasis on low-fare domestic travel. As gates become available, other airlines which do not currently have a presence at JFK could petition the DOT for slot exemptions at JFK as we did or purchase or lease slots from other airlines. An increase in the amount of direct competition we face at JFK, LaGuardia or Newark, or an increase in congestion and delays at JFK could harm our business.

        Our business would also be harmed by any circumstances causing a reduction in demand for air transportation in the New York metropolitan area, such as adverse changes in local economic conditions, negative public perception of the city, additional terrorist attacks or significant price increases linked to increases in airport access costs and fees imposed on passengers.

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

        We expect our quarterly operating results to fluctuate due to changes in aircraft fuel and security costs as well as to the timing and amount of maintenance and advertising expenditures. Seasonality also impacts our operations, with high vacation and leisure demand occurring on the Florida routes between October and April and on our western routes during the summer. Actions of our competitors may also contribute to fluctuations in our results. We are more susceptible to adverse weather conditions, including snow storms and hurricanes, as a result of our operations being concentrated on the East Coast, than are some of our competitors. As we enter new markets, we could be subject to additional seasonal variations along with any potential competitive responses to our entry by other airlines. As a result of these factors, quarter-to-quarter comparisons of our operating results may not be a good indicator of our future performance. In addition, it is possible that in any future quarter our operating results could be below the expectations of investors and any published reports or analyses regarding JetBlue. In that event, the price of our common stock could decline, perhaps substantially.

        We are subject to the risks of having a limited number of suppliers for our aircraft, engines and a key component of our in-flight entertainment system.

        To date, one of the elements of our business strategy has been to operate only one type of aircraft equipped with one type of engine. Our current dependence on a single type of aircraft and engine for all of our flights makes us particularly vulnerable to any problems associated with the Airbus A320 or the IAE International Aero Engines V2527-A5 engine, including design defects, mechanical problems, contractual performance by the manufacturers, or adverse perception by the public that would result in customer avoidance or in actions by the FAA resulting in an inability to operate our aircraft. Carriers that operate a more diversified fleet are better positioned than we are to manage such events. While our recent decision to acquire a new fleet of EMBRAER 190 aircraft may lessen our exposure to this risk, we will likely also become subject to similar sets of risks after we begin to take delivery of these aircraft in 2005.

        One of the unique features of our fleet is that every seat in each of our aircraft is equipped with free LiveTV. An integral component of the system is the antenna, which is supplied to us by EMS Technologies, Inc. If EMS were to stop supplying us with its antennas for any reason, we would have to incur significant costs to procure an alternate supplier.

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

        Beginning in September 2003, several lawsuits were commenced against us alleging various causes of action, including fraudulent misrepresentation, breach of contract, violation of privacy rights, as well as violations of consumer protection statutes and federal electronic communications laws. These claims arose out of our providing access to limited customer data to a government contractor in connection with a test project for military base security. Other parties, including certain governmental agencies, are conducting inquiries, and may commence proceedings, file claims or seek other relief with respect to this matter. Since the litigation and inquiries are in their early stages, we are unable to determine the impact they may have upon us.

        Our reputation and financial results could be harmed in the event of an accident or incident involving our aircraft.

        An accident or incident involving one of our aircraft, or an aircraft containing LiveTV equipment, could involve significant potential claims of injured passengers or others in addition to repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service. We are required by the DOT to carry liability insurance. Although we believe we currently maintain liability insurance in amounts and of the type generally consistent with industry practice, the amount of such coverage may not be adequate and we may be forced to bear substantial losses from an accident. Substantial claims resulting from an accident in excess of our related insurance coverage would harm our business and financial results. Moreover, any aircraft accident or incident, even if fully insured, could cause a public perception that we are less safe or reliable than other airlines, which would harm our business.

        Our employment agreements with our FAA-licensed personnel provide that we can only terminate these employees for cause and, as a result, it may be difficult to reduce our labor costs during an economic downturn, which could harm our business.

        Our employment agreements with our FAA-licensed personnel, including pilots, technicians and dispatchers, provide that these employees can only be terminated for cause. Each employment agreement is for a term of five years and automatically renews for an additional five-year term unless either the employee or we elect not to renew it by giving notice at least 90 days before the end of the initial term. In the event of a downturn in our business, we are obligated to pay these employees a significant portion of their income and to continue their benefits if they do not obtain other aviation employment. As a result, it may be difficult for us to reduce our labor costs during an economic downturn, and our inability to do so could harm our business.

Risks Associated with the Airline Industry

        The airline industry has incurred significant losses resulting in airline restructurings and bankruptcies, which could result in changes in our industry.

        As a result of slower general economic conditions, the lingering impact of the 2001 terrorist attacks, military action in Iraq and the recent outbreak of severe acute respiratory syndrome, the airline industry has experienced a decline in demand which has resulted in record financial losses. In response to the adverse financial results the industry has experienced, most airlines have taken actions in an effort to reduce losses, such as reducing capacity and rationalizing fleet types, furloughing or terminating employees, limiting service offerings, renegotiating or attempting to renegotiate labor contracts and reconfiguring flight schedules, as well as other efficiency and cost-cutting measures. Some airlines have reexamined their traditional business models and have created or plan to launch their own low-fare operations. Despite these actions, financial losses have continued through 2003 and it is foreseeable that further airline reorganizations, bankruptcies or consolidations may occur; the effects of which we are unable to predict. We cannot assure you that the occurrence of these events, or potential changes resulting from these events, will not harm our business or the industry.

        A future act of terrorism, the threat of such acts or escalation of U.S. military involvement overseas could adversely affect the industry.

        Even if not directed at the airline industry, a future act of terrorism, the threat of such acts or escalation of U.S. military involvement overseas could have an adverse effect the on the airline industry. In the event of a terrorist attack, the industry would likely experience significantly reduced demand. We cannot assure you that these actions, or consequences resulting from these actions, will not harm our business or the industry.

  Increases in fuel costs would harm our business.

        Fuel costs constitute a substantial portion of our total operating expenses. Significant increases in fuel costs would harm our financial condition and results of operations. Historically, fuel costs have been subject to wide price fluctuations based on geopolitical issues and supply and demand. Fuel availability is also subject to periods of market surplus and shortage and is affected by demand for both home heating oil and gasoline. Because of the effect of these events on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. In the event of a fuel supply shortage, higher fuel prices or the curtailment of scheduled service could result. Some of our competitors may have more leverage than we do in obtaining fuel. In addition, although we utilize a fuel hedging program, under which we enter into crude oil option contracts and swap agreements to partially protect against significant increases in fuel prices, our fuel hedging program does not protect us against ordinary course price increases and is limited in fuel volume and duration.

        Changes in government regulations imposing additional requirements and restrictions on our operations could increase our operating costs and result in service delays and disruptions.

        Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, that involve significant compliance costs. In the last several years, Congress has passed laws, and the DOT, FAA and TSA have issued regulations relating to the operation of airlines that have required significant expenditures. We expect to continue to incur expenses in connection with complying with government regulations. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. If adopted, these measures could have the effect of raising ticket prices, reducing revenue and increasing costs. We cannot assure you that these and other laws or regulations enacted in the future will not harm our business.

        Our insurance costs have increased substantially and further increases could harm our business.

        The U.S. government provides coverage to domestic airlines for liabilities from claims resulting from acts of terrorism, war or similar events via authority granted to it under the Homeland Security Act of 2002. The Emergency War Time Supplemental Appropriations Act of 2003 required the government to extend these policies through August 2004 and permits such coverage to be extended through December 2004. JetBlue has elected this coverage, with our current policies in effect until August 31, 2004. It is expected that should the government stop providing war risk coverage to the airline industry, the premiums charged by commercial aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government. Significant increases in insurance premiums could harm our financial condition and results of operations.

ITEM 2. PROPERTIES

Aircraft

        As of December 31, 2003, we operated a fleet consisting of 53 Airbus A320 aircraft, each powered by two IAE International Aero Engines V2527-A5 engines, as follows:

Aircraft	Seating Capacity	Owned	Operating Leased	Total	Average Age in Months
Airbus A320	156	29	24	53	20.8

        In June 2003, we placed an order for 100 new EMBRAER 190 jet aircraft, with options for an additional 100 new aircraft, with Empresa Brasileira de Aeronautica S.A., or Embraer. This new order is intended to supplement our existing fleet of Airbus A320 aircraft, which in April 2003 we agreed to expand through our order for 65 additional aircraft through an amendment with AVSA, S.A.R.L., an affiliate of Airbus Industrie, or Airbus.

        Our aircraft leases expire as follows: one in 2009, one in 2010, two in 2012, four in 2013, one in 2015, two in 2018, two in 2019, one in 2020, three in 2022 and seven in 2023. All 29 owned aircraft are subject to secured debt financing. We have taken delivery of three aircraft in 2004, two of which have begun scheduled service. Two were financed through debt and one was leased under a 12-year operating lease.

        As of December 31, 2003, we had on order 99 Airbus A320 aircraft and 100 EMBRAER 190 aircraft with options to acquire 50 additional Airbus A320 aircraft and 100 additional EMBRAER 190 aircraft, which are scheduled for delivery through 2016 (on a relatively even basis during each year) as follows:

	Firm			Option
Year	A320	EMBRAER 190	Total	A320	EMBRAER 190	End of Year Cumulative Total Fleet(1)
2004	15	—	15	—	—	69
2005	15	7	22	—	—	91
2006	15	18	33	2	—	126
2007	15	18	33	2	—	161
2008	13	18	31	4	—	196
2009	10	18	28	8	—	232
2010	10	18	28	8	—	268
2011	6	3	9	13	15	305
2012	—	—	—	13	18	336
2013	—	—	—	—	18	354
2014	—	—	—	—	18	372
2015	—	—	—	—	18	390
2016	—	—	—	—	13	403

	99	100	199	50	100

(1)
Assumes all options are exercised and includes one aircraft we leased in January 2004.

Facilities

        We lease all of our facilities at each of the airports we serve. Our leases for our terminal passenger service facilities, which include ticket counter and gate space, operations support area and baggage service offices, generally have a term ranging from less than one year to five years, and contain provisions for periodic adjustments of lease rates. We also are responsible for maintenance, insurance and other facility-related expenses and services. We have entered into use agreements at each of the airports we serve that provide for the non-exclusive use of runways, taxiways and other facilities. Landing fees under these agreements are based on the number of landings and weight of the aircraft.

        Our principal base of operations is Terminal 6 at JFK, which is operated under an expired permit with the Port Authority of New York and New Jersey that can be terminated at any time upon 30 days' notice. During September 2003, we reached agreement on the terms of a lease through November 2006. We are awaiting final execution by the Port Authority. In addition, discussions are on-going with the Port Authority and the FAA regarding the construction of a new terminal at JFK. If an agreement is reached, we plan to build a new terminal with occupancy projected in late 2007.

        In August 2003, we began construction at JFK of a 70,000 square foot aircraft maintenance hangar and an adjacent 32,000 square foot office facility to accommodate technical support operations personnel. This construction is expected to be completed in the first quarter of 2005. We recently executed a ground lease with the Port Authority for this site through December 2015. In addition, we lease one building at JFK where we store aircraft spare parts and passenger supplies and we currently rent, on a month-to-month permit, a hangar at JFK to perform overnight maintenance on our aircraft.

        We also announced in August 2003 that Orlando International Airport will be the location of our first flight training center as well as a new hangar for installation and maintenance of our LiveTV in-flight satellite television system and aircraft maintenance. The training center will encompass 80,000 square feet with capacity for eight flight simulators and two cabin simulators, plus classrooms, a training pool and administration areas. This facility, which is expected to be completed in late 2005, will be used for the initial and continuous training of all our pilots and in flight crew, as well as support training for our technical operations and customer service crew. The new Orlando hangar will encompass 70,000 square feet and is expected to be completed by early 2005.

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

        Our office in Salt Lake City, Utah contains a core team of employees who are responsible for group sales, customer service and at-home reservation agent supervision as well as revenue management and credit card fraud investigation. In keeping with our commitment to innovation, the majority of our reservation agents work out of their homes and are linked to our reservations system through personal computers.

ITEM 3. LEGAL PROCEEDINGS

        Beginning September 2003, we became aware that several lawsuits were commenced against us in the 3rd Judicial District Court of Utah, San Diego Superior Court, the U.S. District Court for the Central District of California, the U.S. District Court for the Eastern District of New York and the U.S. District Court for the Southern District of Florida, alleging various causes of action, including fraudulent misrepresentation, breach of contract, violation of privacy rights, as well as violations of consumer protection statutes and federal electronic communications laws. These claims arose out of our providing access to limited customer data to a government contractor in connection with a test project for military base security. On September 22, 2003, a public interest organization filed a complaint with the U.S. Federal Trade Commission requesting an injunction, investigation, civil monetary penalties and other relief against us and others that supplied data to the government contractor alleging deceptive trade practices relating to the disclosure of personal information. Other parties, including other governmental agencies, are conducting inquiries, and may commence proceedings or file claims with respect to this matter. Since the litigation and inquiries are in their early stages, we are unable to determine the impact they may have upon us.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the fourth quarter of 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Certain information concerning JetBlue's executive officers as of the date of this report follows. There are no family relationships between any of JetBlue's executive officers.

        David Neeleman, age 44, is our Chief Executive Officer and is the Chairman of the Board. He has served as our Chief Executive Officer and as a board member since August 1998. He has been our Chairman of the Board since May 2003. Mr. Neeleman was a co-founder of WestJet and from 1996 to 1999 served as a member of WestJet's board of directors. From October 1995 to October 1998, Mr. Neeleman served as the Chief Executive Officer and a member of the board of directors of Open Skies, a company that develops and implements airline reservation systems and which was acquired by the Hewlett Packard Company. From 1988 to 1994, Mr. Neeleman served as President and was a member of the board of directors of Morris Air Corporation, a low-fare airline that was acquired by Southwest Airlines. For a brief period, in connection with the acquisition, he served on the Executive Planning Committee at Southwest Airlines. From 1984 to 1988, Mr. Neeleman was an Executive Vice President of Morris Air.

        David Barger, age 46, is our President and Chief Operating Officer and has served in this capacity since August 1998. He is also a member of our board of directors. From 1992 to 1998, Mr. Barger served in various management positions with Continental Airlines, including Vice President, Newark hub. He held various director level positions at Continental Airlines from 1988 to 1995. From 1982 to 1988, Mr. Barger served in various positions with New York Air, including Director of Stations.

        Thomas Kelly, age 51, is our Executive Vice President and Secretary and has served in this capacity since August 1998. From August 1998 until February 2003, he was also our General Counsel. From December 1995 to October 1998, Mr. Kelly served as the Executive Vice President, General Counsel and a member of the board of directors of Open Skies. From 1990 to 1994, Mr. Kelly served as the Executive Vice President and General Counsel of Morris Air Corporation and served as a member of the board of directors of Morris Air from 1991 to 1993.

        John Owen, age 48, is our Executive Vice President and Chief Financial Officer and has served in this capacity since January 1999. From August 1998 to December 1998, Mr. Owen served as the Vice President for Operations Planning and Analysis for Southwest Airlines. From October 1984 to August 1998, Mr. Owen served as the Treasurer for Southwest Airlines.

        Holly Nelson, age 46, is our Vice President and Controller and has served in this capacity since February 2001. From 1984 to 2001, Ms. Nelson held senior financial management positions with Northwest Airlines, including Director, Corporate Accounting and Reporting from August 1992 to February 2001. Ms Nelson is an inactive Certified Public Accountant.

        Jim Hnat, age 33, is our General Counsel and has served in this capacity since February 2003. Prior to serving in this capacity, Mr. Hnat served as our Associate General Counsel since June 2001. From 1999 to June 2001, Mr. Hnat was an attorney at the New York office of Milbank, Tweed, Hadley and McCloy, LLP, where he practiced in the firm's Global Transportation Finance Group specializing in aircraft finance transactions. Mr. Hnat's aviation legal practice began in airline defense litigation at Condon & Forsyth's New York office from 1996 to 1999. Mr. Hnat is a member of the bar of New York and Massachusetts.

        Alfred Spain, age 59, is our Senior Vice President of Operations and has served in this capacity since July 2003 when he was promoted from Vice President of Flight Operations, a position he had held since early 1999. From 1990 to 1999, Mr. Spain served in various capacities at Continental Airlines, including Vice President of Flight Operations for Continental Micronesia, Inc.

        Tom Anderson, age 39, is our Senior Vice President Technical Operations and Aircraft Programs and has served in this capacity since July 2003 when he was promoted from Vice President of Technical Operations and Aircraft Programs, a position he had held since 2001. From 1992 to 1999,

Mr. Anderson was with Boeing Commercial Airplane Group where his positions included Sales Director. He joined JetBlue in early 1999 as Director, Aircraft Programs.

        Tim Claydon, age 39, is our Senior Vice President Sales, Marketing and Information Technology. He has served in this capacity since July 2003 when he was promoted from Vice President Sales and Business Development, a position he had held since February 2001. Mr. Claydon served as Senior Manager Supplier Relations with Expedia Inc. from 1999 to 2001. From 1988 to 1999, he held various sales and marketing management roles at Virgin Atlantic Airways, both in the UK and US, including Vice President Sales and Marketing, North America.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        On April 12, 2002, our common stock began trading on the Nasdaq National Market under the symbol JBLU. Prior to that time, there was no public trading market for our common stock. The table below shows the high and low sales prices for our common stock, as adjusted for our November 2003 and December 2002 three-for-two stock splits:

	High	Low
2002 Quarter Ended
June 30 (beginning April 12)	$24.51	$16.65
September 30	21.58	16.02
December 31	18.89	13.22
2003 Quarter Ended
March 31	19.97	15.43
June 30	28.54	18.16
September 30	41.73	27.55
December 31	47.15	25.44

        As of January 31, 2004, there were approximately 450 holders of record of our common stock.

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

        On July 15, 2003, we completed a public offering of 4,485,000 shares of our common stock at $28.33 per share, as adjusted for our November 2003 stock split, raising net proceeds of $122.5 million, after deducting discounts and commissions paid to the underwriters and other expenses incurred in connection with the offering. Also on the same day, we completed a separate private placement exempt under Section 4(2) of the Securities Act of $175 million aggregate principal amount of 3 1/2% convertible notes due 2033 raising net proceeds of $170.4 million, which were subsequently resold by the initial purchasers of the notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act. Substantially all of the 3 1/2% convertible notes and the common stock issuable upon conversion of those notes were subsequently registered for resale pursuant to a shelf registration statement on Form S-3 under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

        The following financial information for the five years ended December 31, 2003, has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report.

	Year Ended December 31,
	2003		2002		2001		2000	1999
	(in thousands, except per share data)
Statements of Income Data:
Operating revenues	$998,351		$635,191		$320,414		$104,618	$—
Operating expenses:
Salaries, wages and benefits	267,334		162,191		84,762		32,912	6,000
Aircraft fuel	147,316		76,271		41,666		17,634	4
Landing fees and other rents	68,691		43,881		27,342		11,112	447
Aircraft rent	59,963		40,845		32,927		13,027	324
Sales and marketing	53,587		44,345		28,305		16,978	887
Depreciation and amortization	50,397		26,922		10,417		3,995	111
Maintenance materials and repairs	23,114		8,926		4,705		1,052	38
Other operating expenses	159,116		126,823		63,483		29,096	6,405

Total operating expenses	829,518		530,204		293,607		125,806	14,216

Operating income (loss)	168,833		104,987		26,807		(21,188)	(14,216)
Government compensation(1)	22,761		407		18,706		—	—
Other income (expense)	(16,155)		(10,370)		(3,598)		(381)	685

Income (loss) before income taxes	175,439		95,024		41,915		(21,569)	(13,531)
Income tax expense (benefit)(2)	71,541		40,116		3,378		(239)	233

Net income (loss)	$103,898		$54,908		$38,537		$(21,330)	$(13,764)

Earnings (loss) per common share:
Basic	$1.07		$0.73		$4.39		$(11.85)	$(16.36)
Diluted	$0.97		$0.56		$0.51		$(11.85)	$(16.36)
Other Financial Data:
Operating margin	16.9%		16.5%		8.4%		(20.3)%	—
Ratio of earnings to fixed charges(3)	3.2	x	2.7	x	1.9	x	—	—
Net cash provided by (used in) operating activities	$286,337		$216,477		$111,279		$2,824	$(6,556)
Net cash used in investing activities	(751,530)		(744,461)		(289,855)		(241,130)	(67,452)
Net cash provided by financing activities	789,136		657,214		261,695		254,463	80,740

(1)
See Note 14 to our consolidated financial statements for a more detailed discussion.

(2)
In 2001, our income tax expense was reduced due to the full reversal of our deferred tax asset valuation allowance. We do not expect any similar reductions in the future. See Note 9 to our consolidated financial statements for a more detailed discussion.

(3)
Earnings were inadequate to cover fixed charges by $26.0 million and $14.2 million for the years ended December 31, 2000 and 1999, respectively.

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$570,695	$246,752	$117,522	$34,403	$18,246
Total assets	2,185,757	1,378,923	673,773	344,128	138,182
Total debt	1,108,595	711,931	374,431	177,048	14,577
Convertible redeemable preferred stock	—	—	210,441	163,552	133,478
Common stockholders' equity (deficit)	671,136	414,673	(32,167)	(54,153)	(18,893)
	Year Ended December 31,
	2003	2002	2001	2000
Operating Statistics (unaudited):
Revenue passengers	9,011,552	5,752,105	3,116,817	1,144,421
Revenue passenger miles (000)	11,526,945	6,835,828	3,281,835	1,004,496
Available seat miles (000)	13,639,488	8,239,938	4,208,267	1,371,836
Load factor	84.5%	83.0%	78.0%	73.2%
Breakeven load factor(4)	72.5%	71.5%	73.7%	90.6%
Aircraft utilization (hours per day)	13.0	12.9	12.6	12.0
Average fare	$107.09	$106.95	$99.62	$88.84
Yield per passenger mile (cents)	8.37	9.00	9.46	10.12
Passenger revenue per available seat mile (cents)	7.08	7.47	7.38	7.41
Operating revenue per available seat mile (cents)	7.32	7.71	7.61	7.63
Operating expense per available seat mile (cents)	6.08	6.43	6.98	9.17
Airline operating expense per available seat mile (cents)(4)	6.07	6.43	6.98	9.17
Departures	66,920	44,144	26,334	10,265
Average stage length (miles)	1,272	1,152	986	825
Average number of operating aircraft during period	44.0	27.0	14.7	5.8
Full-time equivalent employees at period end(4)	4,892	3,572	1,983	1,028
Average fuel cost per gallon (cents)	85.08	72.28	75.63	96.15
Fuel gallons consumed (000)	173,157	105,515	55,095	18,340
Percent of sales through jetblue.com during period	73.0%	63.0%	44.1%	28.7%

(4)
Excludes operating expenses and employees of LiveTV, LLC, which are unrelated to our airline operations.

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

        We were incorporated on August 24, 1998 and we launched our flying operations on February 11, 2000 with two aircraft providing scheduled passenger service between New York's John F. Kennedy International Airport, or JFK, and Fort Lauderdale, Florida. Through consistent and controlled growth, as of December 31, 2003, we operated 222 flights a day with a fleet of 53 single-class Airbus A320 aircraft serving 21 cities throughout the United States and Puerto Rico. On September 27, 2002, we purchased the membership interests of LiveTV, LLC in order to control the execution and marketing of an important aspect of our product.

        The following chart demonstrates our growth:

		Number of Full and Part- Time Employees	Operating Aircraft
At Period Ended	Cities Served
			Owned	Leased	Total
December 31, 2000	12	1,174	4	6	10
December 31, 2001	18	2,361	9	12	21
December 31, 2002	20	4,011	21	16	37
March 31, 2003	20	4,386	21	20	41
June 30, 2003	22	4,764	22	22	44
September 30, 2003	22	5,104	25	22	47
December 31, 2003	21	5,433	29	24	53

        We expect to continue to grow. As of December 31, 2003, our firm aircraft orders consisted of 99 Airbus A320 aircraft and 100 EMBRAER 190 aircraft, plus options for an additional 50 Airbus A320 aircraft and 100 EMBRAER 190 aircraft. Our growth strategy involves increasing the frequency of flights on our existing routes and entering attractive new markets. During 2003, we initiated service to San Diego, CA and increased the frequency of service to 13 of our existing markets. In January 2004, we introduced service from Boston's Logan International Airport to Fort Lauderdale, Orlando and Tampa, FL, Long Beach, CA and Denver, CO.

        We derive our revenue primarily from transporting passengers on our aircraft. Passenger revenue was 97% of our operating revenues for the year ended December 31, 2003. Because all of our fares are nonrefundable, revenue is recognized either when the transportation is provided or after the ticket or customer credit expires. We measure capacity in terms of available seat miles, which represents the number of seats available for passengers multiplied by the number of miles the seats are flown. Yield, or the average amount one passenger pays to fly one mile, is calculated by dividing passenger revenue by revenue passenger miles.

        We strive to increase passenger revenue primarily by increasing our load factor, which is the percentage of aircraft seating capacity that is actually utilized. Based on published fares at our time of entry, our advance purchase fares are often 30-40% below those existing in markets prior to our entry, while our "walk-up" fares are generally 60-70% below major U.S. airlines' unrestricted "full coach" fares. Our low fares are designed to stimulate demand, particularly from fare-conscious leisure and business travelers who might otherwise have used alternate forms of transportation or would not have traveled at all.

        Other revenue consists primarily of the $25 fee charged to change a customer's reservation and revenues earned by LiveTV for the sale of and on-going programming services provided for in-flight entertainment systems sold to other airlines. Other components include concession revenues at our terminal at JFK, excess baggage charges, mail revenue, commissions from website travel sales, and revenue from the sale of liquor in-flight.

        We have low operating expenses because we operate a single type of aircraft, with high utilization and a single class of service, have a productive workforce and use advanced technologies. The largest components of our operating expenses are salaries, wages and benefits provided to our employees, including provisions for our profit sharing plan, and aircraft fuel. Sales and marketing expenses include advertising and fees paid to credit card companies and third-party computerized reservation systems. Our distribution costs tend to be lower than those of most other airlines on a per unit basis because a relatively high percentage of our customers book through our website and our own reservation agents. Maintenance materials and repairs are expensed when incurred. Because the average age of our aircraft is 21 months, all of our aircraft require less maintenance now than they will in the future. Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our unit costs, as our fleet ages. Other operating expenses consist of purchased services (including expenses related to fueling, ground handling, skycap and janitorial services), insurance, personnel expenses, taxes other than payroll taxes, professional fees, passenger refreshments, supplies, bad debts and communication costs.

        Our operating margin, which measures operating income as a percentage of operating revenues, was 16.9% in 2003 and 16.5% in 2002, both of which were higher than all of the major U.S. airlines, according to reports by these airlines.

        The highest levels of traffic and revenue on our routes to and from Florida are generally realized from October through April, and on our routes to and from the western United States in the summer. Many of our areas of operations in the Northeast experience bad weather conditions in the winter, causing increased costs associated with deicing aircraft, cancelled flights and accommodating displaced passengers. Our Florida routes experience bad weather conditions in the summer and fall due to thunderstorms and hurricanes. As we enter new markets, we could be subject to additional seasonal variations along with potential competitive responses to our entry by other airlines. Given our high proportion of fixed costs, this seasonality may cause our results of operations to vary from quarter to quarter.

Recent Developments

        In response to the growth in the number of price-sensitive travelers and the corresponding growth in the domestic market share of low-fare airlines, several airlines are seeking to emulate the low-cost business model by creating their own low-fare operations. Delta Air Lines launched its low-fare operation, Song, in April 2003 and United Air Lines announced that it will commence its low-fare operation, Ted, in February 2004. The airline within an airline structure is intended to be more cost-competitive and provide a distinct brand and customer experience. In addition, some carriers are also making or contemplating making investments in in-flight entertainment to be more competitive with us.

        Industry forecasts for 2004 anticipate capacity increases of approximately 7% over 2003. Capacity has already been added in many of our new markets, especially in the New York—California markets. We have also encountered aggressive responses from our competitors trying to protect or regain market share through fare matching, price discounts, targeted sale promotions and frequent flyer travel initiatives, all of which are usually matched by other airlines. Most recently, American Airlines initiated an unprecedented offer, which was later substantially matched by Delta Air Lines and United Air Lines, for a free round trip ticket anywhere they fly with the purchase of two round trip tickets in certain markets in which they compete directly with us. This increase in capacity and the highly competitive nature of the airline industry could prevent us from attaining the passenger traffic required to maintain profitable operations in new markets. Although we have been able to raise capital, remain profitable and continue to grow, we may be adversely affected by these increased competitive actions.

Results of Operations

  Year 2003 Compared to Year 2002

        Our net income for the year 2003 increased to $103.9 million from $54.9 million for the year 2002 and concluded our 12th consecutive profitable quarter. We had operating income of $168.8 million, an increase of $63.8 million over 2002, and our operating margin was 16.9%, up 0.4 points from 2002. Our effective tax rate was 40.8% in 2003 compared to 42.2% in 2002. During 2003, we incurred additional amortization, depreciation and salaries and benefits expense, which was offset by a reduction in other operating expenses where the expense for payments by JetBlue under its long-term contractual agreement to LiveTV were previously recorded.

        Diluted earnings per share was $0.97 and $0.56 for the years ended 2003 and 2002, respectively. Our results for 2003 included $22.8 million in Emergency War Time Act compensation which, net of income taxes and profit sharing, amounted to $11.5 million, or $0.11 per diluted share. Our earnings per share for 2003 reflect an increased number of weighted average shares outstanding compared to 2002 as a result of our capital raising efforts, including our follow-on public offering of common stock in July 2003.

        Operating Revenues.    Operating revenues increased 57.2%, or $363.2 million, primarily due to an increase in passenger revenues. Increased passengers resulting from a 51.6% increase in departures and a 1.5 point increase in load factor, or $422.1 million, partially offset by a 7.0% decrease in yield, or $72.2 million, drove the increase in passenger revenue of $349.9 million for the year 2003. Other revenue increased 66.1%, or $13.3 million, primarily due to increased change fees of $6.5 million resulting from more passengers, LiveTV third party revenues of $3.2 million and concession sales from Terminal 6 at JFK of $1.2 million.

        Operating Expenses.    Operating expenses increased 56.5%, or $299.4 million, due to operating an average of 17.0 additional aircraft, which provided us with higher capacity. Operating capacity increased 65.5% to 13.6 billion available seat miles due to scheduled capacity increases and increased transcontinental flights over 2002.

        Operating expenses per available seat mile decreased 5.5% to 6.08 cents. In detail, operating costs per available seat mile were (percent changes are based on unrounded numbers):

	Year Ended December 31,
			Percent Change
	2003	2002
	(in cents)
Operating expenses:
Salaries, wages and benefits	1.96	1.97	(0.4)%
Aircraft fuel	1.08	.92	16.7
Landing fees and other rents	.50	.53	(5.4)
Aircraft rent	.44	.49	(11.3)
Sales and marketing	.39	.54	(27.0)
Depreciation and amortization	.37	.33	13.1
Maintenance materials and repairs	.17	.11	56.4
Other operating expenses	1.17	1.54	(24.2)

Total operating expenses	6.08	6.43	(5.5)%

        Salaries, wages and benefits increased 64.8%, or $105.2 million, due to an increase in average full-time equivalent employees of 55.9%, higher wage rates, higher medical costs and a $14.2 million higher provision for our profit sharing plan in 2003 compared to 2002. Cost per available seat mile remained constant as a result of higher capacity.

        Aircraft fuel expense increased 93.1%, or $71.0 million, due to 67.6 million more gallons of aircraft fuel consumed resulting in $48.9 million of additional fuel expense and a 17.7% increase in average fuel cost per gallon, or $22.1 million. Realized gains on our derivative contracts of $3.6 million were recorded as an offset to fuel expense in 2003 compared to a gain of $1.2 million in 2002. Cost per available seat mile increased 16.7% due to the increase in average fuel cost per gallon.

        Landing fees and other rents increased 56.5%, or $24.8 million, due to a 51.6% increase in departures. Cost per available seat mile decreased 5.4% due to higher capacity and an increase in average stage length.

        Aircraft rent increased 46.8%, or $19.2 million, due to having an average of 20.8 aircraft operated under operating leases during 2003 compared to 13.0 in 2002. Cost per available seat mile decreased 11.3% due to longer lease terms and lower lease rates.

        Sales and marketing expense increased 20.8%, or $9.2 million, due to increased advertising and higher credit card fees resulting from increased passenger revenues. These increases were offset by lower travel agent commissions following their elimination in April 2002. On a cost per available seat mile basis, sales and marketing expense decreased 27.0% primarily due to the increase in available seat miles and lower commissions. We book the majority of our reservations through a combination of our website (73.0% in 2003) and our own reservation agents (24.6% in 2003).

        Depreciation and amortization increased 87.2%, or $23.5 million, primarily due to having an average of 23.2 owned aircraft in 2003 compared to 14.0 in 2002. We also recorded $4.3 million more in amortization of the LiveTV purchased technology in 2003 than we did in 2002. Cost per available seat mile increased 13.1% as a result of the amortization of purchased technology.

        Maintenance materials and repairs increased 159%, or $14.2 million, due to 17.0 more average aircraft in operation as well as the completion of 15 more scheduled airframe checks and our first nine engine repairs in 2003 compared to 2002. The cost per available seat mile increased 56.4% year-over-year due to aircraft and components coming off warranties and the start of engine repairs, and is expected to increase significantly as our fleet ages.

        Other operating expenses increased 25.5%, or $32.3 million, primarily due to higher variable costs associated with increased capacity and number of passengers served. Cost per available seat mile decreased 24.2% as a result of our fixed costs being spread over higher capacity, better bad debt experience and the consolidation of LiveTV's operations in 2003.

        Other Income (Expense).    Interest expense increased 37.5%, or $7.9 million, due to the debt financing of eight additional aircraft and interest on our 3 1/2% convertible notes resulting in $11.2 million of additional interest expense, offset by $3.3 million due to lower interest rates.    Interest income increased by $2.2 million due to higher cash and investment balances offset by lower interest rates. Other income also includes unrealized gains and losses on our derivative contracts, which resulted in gains of $2.2 million in 2003 and $0.7 million in 2002.

  Year 2002 Compared to Year 2001

        Our net income for the year 2002 increased to $54.9 million from $38.5 million for the year 2001. We had operating income of $105.0 million, an increase of $78.2 million over 2001, and our operating margin was 16.5%, up 8.1 points from 2001. Our effective tax rate was 42.2% in 2002 compared to 8.1% in 2001 due to the full reversal of our deferred tax asset valuation allowance in 2001. Diluted earnings per share was $0.56 and $0.51 for the years ended 2002 and 2001, respectively. Our earnings per share for 2002 reflect an increased number of weighted average shares outstanding compared to 2001 as a result of our capital raising efforts, including our initial public offering in April 2002. Our operating results in 2001 were negatively impacted by the effects of the September 11th terrorist attacks and were partially offset by $18.7 million of compensation received under the Air Transportation Safety and System Stablilization Act recorded in other income (expense). As a result, improvements over 2001 are greater than they would have been had the terrorist attacks not occurred.

        Operating Revenues.    Operating revenues increased 98.2%, or $314.8 million, primarily due to an increase in passenger revenues. Increased passengers resulting from a 67.6% increase in departures and a 5.0 point increase in load factor, or $336.2 million, partially offset by a 4.9% decrease in yield, or $31.5 million, drove the increase in passenger revenue of $304.7 million for the year 2002. Other revenue increased 102%, or $10.1 million, primarily due to increased change fees of $5.7 million resulting from more passengers and concession sales from Terminal 6 at JFK of $1.5 million.

        Operating Expenses.    Operating expenses increased 80.6%, or $236.6 million, due to operating an average of 12.3 additional aircraft, which provided us with higher capacity. Operating capacity increased 95.8% to 8.24 billion available seat miles due to scheduled capacity increases, more transcontinental flights over 2001 and higher average aircraft utilization.

        Operating expenses per available seat mile decreased 7.8% to 6.43 cents. In detail, operating costs per available seat mile were (percent changes are based on unrounded numbers):

	Year Ended December 31,
			Percent Change
	2002	2001
	(in cents)
Operating expenses:
Salaries, wages and benefits	1.97	2.02	(2.5)%
Aircraft fuel	.92	.99	(7.1)
Landing fees and other rents	.53	.65	(18.5)
Aircraft rent	.49	.78	(37.2)
Sales and marketing	.54	.67	(19.4)
Depreciation and amortization	.33	.25	32.0
Maintenance materials and repairs	.11	.11	—
Other operating expenses	1.54	1.51	2.0

Total operating expenses	6.43	6.98	(7.8)%

        Salaries, wages and benefits increased 91.3%, or $77.4 million, due to an increase in average full-time equivalent employees of 84.3%, higher wage rates and a $9.4 million higher provision for our profit sharing plan in 2002 compared to 2001. Cost per available seat mile decreased 2.5% as a result of higher capacity.

        Aircraft fuel expense increased 83.1%, or $34.6 million, due to 50.4 million more gallons of aircraft fuel consumed resulting in $38.1 million of additional fuel expense offset by a 4.4% decrease in average fuel cost per gallon, or $3.5 million. Realized gains on our crude oil option contracts of $1.2 million were recorded as an offset to fuel expense in 2002 compared to a gain of $0.2 million in 2001. Cost per available seat mile decreased 7.1% primarily due to the decrease in average fuel cost per gallon.

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

        Maintenance materials and repairs increased 89.7%, or $4.2 million, due to 12.3 more average aircraft in operation as well as 11 more scheduled airframe checks in 2002 compared to 2001. The cost per available seat mile remained constant year-over-year.

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

  Quarterly Results of Operations

        The following table sets forth selected financial data and operating statistics for the four quarters ended December 31, 2003. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10-K.

	Three Months Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Statements of Income Data
(dollars in thousands)
Operating revenues	$217,130	$244,701	$273,576	$262,944
Operating expenses:
Salaries, wages and benefits	56,901	67,827	69,875	72,731
Aircraft fuel	35,966	32,457	38,295	40,598
Landing fees and other rents	16,288	16,309	18,852	17,242
Aircraft rent	13,079	14,907	15,673	16,304
Sales and marketing	11,427	14,541	15,067	12,552
Depreciation and amortization	10,322	11,471	13,700	14,904
Maintenance materials and repairs	3,332	5,366	5,755	8,661
Other operating expenses	35,362	36,279	42,523	44,952

Total operating expenses	182,677	199,157	219,740	227,944

Operating income	34,453	45,544	53,836	35,000
Government compensation	—	22,761	—	—
Other income (expense)	(4,401)	(2,854)	(4,419)	(4,481)

Income before income taxes	30,052	65,451	49,417	30,519
Income tax expense	12,694	27,494	20,374	10,979

Net income	$17,358	$37,957	$29,043	$19,540

Operating margin	15.9%	18.6%	19.7%	13.3%
Operating Statistics:
Revenue passengers	2,010,617	2,209,920	2,413,505	2,377,510
Revenue passenger miles (000)	2,374,846	2,795,016	3,248,958	3,108,125
Available seat miles (000)	2,918,071	3,275,219	3,704,841	3,741,357
Load factor	81.4%	85.3%	87.7%	83.1%
Breakeven load factor(1)	70.7%	71.5%	72.6%	74.5%
Aircraft utilization (hours per day)	13.1	12.9	13.2	12.8
Average fare	$104.40	$107.26	$109.56	$106.72
Yield per passenger mile (cents)	8.84	8.48	8.14	8.16
Passenger revenue per available seat mile (cents)	7.19	7.24	7.14	6.78
Operating revenue per available seat mile (cents)	7.44	7.47	7.38	7.03
Operating expense per available seat mile (cents)	6.26	6.08	5.93	6.09
Airline operating expense per available seat mile (cents)(1)	6.25	6.06	5.91	6.08
Departures	15,411	16,133	17,175	18,201
Average stage length (miles)	1,169	1,253	1,267	1,318
Average number of operating aircraft during period	38.7	41.6	45.8	49.6
Full-time equivalent employees at period end(1)	3,981	4,402	4,548	4,892
Average fuel cost per gallon (cents)	97.61	79.01	81.33	84.33
Fuel gallons consumed (000)	36,847	41,080	47,087	48,143
Percent of sales through jetblue.com during period	71.0%	72.5%	73.7%	74.6%

(1)
Excludes results of operations and employees for LiveTV, LLC which are unrelated to our airline operations.

        Although we have continued to experience significant revenue growth, this trend may not continue. We expect our expenses to continue to increase significantly as we acquire additional aircraft, as our fleet ages and as we expand the frequency of flights in existing markets and enter into new markets. Accordingly, the comparison of the financial data for the quarterly periods presented may not be meaningful. In addition, we expect our operating results to fluctuate significantly from quarter to quarter in the future as a result of various factors, many of which are outside our control. Consequently, we believe that quarter-to-quarter comparisons of our operating results may not necessarily be meaningful and you should not rely on our results for any one quarter as an indication of our future performance.

Liquidity and Capital Resources

        At December 31, 2003, we had cash and cash equivalents of $570.7 million, compared to $246.8 million at December 31, 2002. We presently have no lines of credit other than a short-term borrowing facility for certain aircraft predelivery deposits. This facility allows for borrowings of up to $34.0 million prior to November 2005, with $29.9 million outstanding at December 31, 2003.

        We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities totaled $286.3 million in 2003, $216.5 million in 2002 and $111.3 million in 2001. The increase in operating cash flows in 2003 and 2002 was primarily due to the growth of our business. Cash flows from operations during these periods were also impacted by the receipt of government compensation, which was $19.6 million higher in 2003 compared to 2002 and $12.7 million less in 2002 compared to 2001. Net cash from investing and financing activities was $37.6 million in 2003. Net cash used in investing and financing activities was $87.2 million in 2002 and $28.2 million in 2001.

        Investing Activities.    During 2003, capital expenditures related to our purchase of flight equipment included expenditures of $509.6 million for 15 Airbus aircraft and one spare engine, $160.4 million for predelivery deposits and $20.1 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $42.9 million.

        During 2002, capital expenditures related to our purchase of flight equipment included expenditures of $490.9 million for 16 Airbus aircraft and two spare engines, $110.0 million for predelivery deposits and $26.0 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $24.1 million and for all other assets were $3.0 million. Investing activities also included the acquisition of LiveTV for $80.5 million on September 27, 2002.

        Financing Activities.    Financing activities during 2003 consisted primarily of (1) the public offering of 4,485,000 shares of our common stock at $28.33 per share, raising net proceeds of $122.5 million, (2) our issuance of $175 million of 3 1/2% convertible notes due 2033, raising net proceeds of $170.4 million, (3) the sale and leaseback over 20 years of seven aircraft for $265.2 million with a U.S. leasing institution, (4) the incurrence of $270.5 million of 10- to 12- year floating rate equipment notes issued to various European banks secured by eight aircraft, (5) net short-term borrowings of $8.2 million, and (6) the repayment of $57.0 million of debt. Net proceeds from our equity and notes offerings are being used to fund working capital and capital expenditures, including capital expenditures related to the purchase of aircraft and construction of facilities on or near airports.

        On October 7, 2003, we filed a registration statement on Form S-3 with the SEC which, when effective, will permit us to offer up to $750 million aggregate amount of common stock, preferred stock, debt securities and/or pass through certificates. This registration statement is not yet effective and we have not issued nor offered any securities related to it. Once declared effective, we plan to finance our remaining 2004 aircraft deliveries with enhanced equipment trust certificates to be issued under this shelf registration statement.

        Financing activities during 2002 consisted primarily of (1) the completion on April 17, 2002, of our initial public offering of 15,180,000 shares of our common stock at $12.00 per share, raising net proceeds of $167.4 million, (2) the incurrence of $416 million of 10- to 12- year floating rate equipment notes issued to various European banks secured by 12 aircraft and a 5-year floating rate equipment note secured by a spare engine, (3) the sale and leaseback over 18 years of one aircraft for $38.5 million financed by a Japanese institution, (4) the sale and leaseback over 20 years of three aircraft for $111.5 million financed by a U.S. leasing institution, (5) the net repayment of short-term borrowings of $7.1 million, and (6) the repayment of $71.4 million of debt.

        None of our lenders or lessors are affiliated with us. Our short-term borrowings are part of a floating rate facility with a group of commercial banks to finance aircraft predelivery deposits.

        Capital Resources.    We have been able to generate sufficient funds from operations to meet our working capital requirements. We do not currently have any lines of credit and almost all of our property and equipment is encumbered. We typically finance our aircraft through either secured debt or lease financing. At December 31, 2003, we operated a fleet of 53 Airbus A320 aircraft, of which 24 are financed under operating leases with the remaining 29 financed by secured debt. At December 31, 2003, financing in the form of secured debt or operating leases had been arranged for three aircraft deliveries scheduled for 2004. Lease financing has been arranged for the first 30 of our EMBRAER 190 aircraft deliveries. Although we believe that debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot assure you that we will be able to secure financing on terms attractive to us, if at all. While these financings may or may not result in an increase in liabilities on our balance sheet, our fixed costs will increase significantly regardless of the financing method ultimately chosen. To the extent we cannot secure financing, we may be required to modify our aircraft acquisition plans or incur higher than anticipated financing costs.

        Working Capital.    Our working capital was $276.1 million and $13.4 million at December 31, 2003 and December 31, 2002, respectively. We expect to meet our obligations as they become due through available cash and internally generated funds, supplemented as necessary by debt and/or equity financings and proceeds from aircraft sale and leaseback transactions. We expect to continue generating positive working capital through our operations. However, we cannot predict whether current trends and conditions will continue or what the effect on our business might be from the fiercely competitive environment we are operating in or from events that are beyond our control, such as increased fuel prices, airline bankruptcies or consolidations, U.S. military actions, or acts of terrorism. We need to obtain financing for all of our 13 remaining aircraft deliveries scheduled for 2004 as our anticipated cash flows from operations are not expected to be sufficient to cover their acquisition costs. Assuming that we obtain this financing and utilize the predelivery short-term borrowing facility available to us, we believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

Contractual Obligations

        Our noncancelable contractual obligations at December 31, 2003, include the following (in millions):

	Payments due in
	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt(1)	$1,434	$102	$103	$99	$98	$98	$934
Operating leases	1,076	97	104	107	92	87	589
Flight equipment obligations	6,580	640	790	1,030	1,045	990	2,085
Short-term borrowings	30	30	—	—	—	—	—
Facilities and other(2)	236	98	40	23	27	23	25

Total	$9,356	$967	$1,037	$1,259	$1,262	$1,198	$3,633

(1)
Includes actual interest and estimated interest for floating-rate debt based on December 31, 2003 rates.
(2)
Amounts represent noncancelable commitments for the purchase of goods and services.

        All of our debt, other than our 3 1/2% convertible notes, has floating interest rates and had a weighted average maturity of 8.9 years at December 31, 2003. Interest rates adjust quarterly or semi-annually based on the London Interbank Offered Rate. Under the debt agreements related to two of our aircraft, we are required to comply with two specific financial covenants. The first requires that our tangible net worth be at least 12% of our total assets. The second requires that for each quarter, our EBITDA for the prior four quarters must be at least twice our interest expense for those four quarters. Our inability to comply with the required financial maintenance covenants or provisions could result in default under these financing agreements and would result in a cross default under our other financing agreements. In the event of any such default and our inability to obtain a waiver of the default, all amounts outstanding under the agreements could be declared to be immediately due and payable. If we did not have sufficient available cash to pay all amounts that become due and payable, we would have to seek additional debt or equity financing, which may not be available on acceptable terms, or at all. At December 31, 2003, we were in compliance with the covenants of all of our debt and lease agreements.

        We have significant operating lease obligations for 24 aircraft with lease terms that range from 10 to 20 years. Five of these aircraft have variable-rate rent payments and adjust semi-annually based on the London Interbank Offered Rate. We also lease airport terminal space and other airport facilities in each of our markets, as well as office space and other equipment. We have leased one additional aircraft in 2004 under a 12-year long-term operating lease. In conjunction with certain of these lease obligations, we also had $15.1 million of restricted cash pledged under standby letters of credit at December 31, 2003 which expire at the end of the related lease terms.

        During September 2003, we reached an agreement with the Port Authority of New York and New Jersey on the terms of a lease for the use of Terminal 6 and the adjoining ramp area, through November 2006. We are awaiting execution of this lease by the Port Authority. In addition, discussions are ongoing with the Port Authority and the FAA regarding the construction of a new terminal at JFK. If an agreement is reached, we plan to build a new terminal with occupancy projected in late 2007.

        In October 2003, the Port Authority and the City of New York reached an agreement that extends the Port Authority's lease for JFK and LaGuardia Airports through 2050 and will require a nearly $700 million payment by the Port Authority to the City of New York at closing and increased rents thereafter. Independently, negotiations are ongoing to extend the use agreement that the airlines have with the Port Authority for the non-exclusive use of runways, taxiways and other facilities at these two airports, which expired on December 31, 2003. The impact on us of these new agreements is currently unknown, but could result in significantly increased operating costs at JFK.

        Our firm aircraft orders at December 31, 2003 consisted of 99 Airbus A320 aircraft and 100 EMBRAER 190 aircraft scheduled for delivery as follows: 15 in 2004, 22 in 2005, 33 in each year in 2006 and 2007, 31 in 2008, 28 in each year in 2009 and 2010, and nine in 2011. We currently meet our predelivery deposit requirements for our Airbus A320 aircraft by paying cash, or by using a short-term borrowing facility, for deposits required 24 and 12 months prior to delivery. Any Airbus A320 predelivery deposits paid by the issuance of notes are fully repaid at the time of delivery of the related aircraft. Predelivery deposits for our EMBRAER 190 aircraft are required 15, 12 and six months prior to delivery. We do not have a borrowing facility secured for these deposits.

        We also have options to acquire 50 additional Airbus A320 aircraft for delivery from 2006 through 2012 and 100 additional EMBRAER 190 aircraft for delivery from 2011 through 2016. We can elect to substitute Airbus A321 aircraft or A319 aircraft for the A320 aircraft until 21 months prior to the scheduled delivery date for those aircraft not on firm order.

        We currently have approval from the FAA and the DOT to operate 70 aircraft through March 2005. Our growth plans and aircraft purchase commitments contemplate operating considerably more than 70 aircraft. As the number of our operating aircraft grows nearer this 70-aircraft restriction, we will need to submit an application to the DOT for authorization to increase the size of our fleet beyond 70 aircraft. We cannot assure you that such authorization, when it is applied for, will be granted to us.

        In August 2003, we committed to the construction of several new facilities. We began construction of an aircraft maintenance hangar and an adjacent office facility at JFK. We also announced the construction of a flight training center as well as a new hangar for installation and maintenance of our LiveTV in-flight satellite television system and aircraft maintenance at Orlando International Airport. Total investment for all of these new facilities is projected to be approximately $100 million, of which $6.5 million was spent during 2003. Anticipated capital expenditures for spare parts, ground purchases and facility improvements for 2004 are projected to be approximately $110 million in the aggregate.

        In September 2003, we agreed to purchase six full-flight simulators, with options to purchase seven additional simulators. The commitments related to the four Airbus A320 and two EMBRAER 190 simulators are included in flight equipment obligations in the table above. The simulators are expected to be financed with our working capital and are scheduled to be delivered and installed at our new training facility in Orlando in 2005.

        Our commitments also include those of LiveTV which has several noncancelable long-term purchase agreements with its suppliers to provide equipment to be installed on its customers' aircraft, including JetBlue's aircraft.

        We enter into individual employment agreements with each of our FAA-licensed employees. Each employment agreement is for a term of five years and automatically renews for an additional five-year term unless either the employee or we elect not to renew it. Pursuant to these agreements, these employees can only be terminated for cause. In the event of a downturn in our business, we are obligated to pay these employees a guaranteed level of income and to continue their benefits if they do not obtain other aviation employment. As we are not currently obligated to pay this guaranteed income and benefits, no amounts related to these guarantees are included in the table above.

Off-Balance Sheet Arrangements

        None of our operating lease obligations are reflected on our balance sheet. Although some of our aircraft lease arrangements are variable interest entities as defined by FASB Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46, none of them require consolidation in our financial statements. The decision to finance these aircraft through operating leases rather than through debt was based on an analysis of the cash flows and tax consequences of each option and a consideration of our liquidity requirements. We are responsible for all maintenance, insurance and other costs associated with operating these aircraft; however, we have not made any residual value or other guarantees to our lessors. We have also made certain guarantees and indemnities to other unrelated parties that are not reflected on our balance sheet, although we believe these will not have a significant impact on our results of operations or financial condition. We have no other off-balance sheet arrangements. See Notes 1 and 12 to our consolidated financial statements for a more detailed discussion of FIN 46 and other contingencies, including guarantees and indemnities.

Critical Accounting Policies and Estimates

        The preparation of our financial statements in conformity with generally accepted accounting principles requires management to adopt accounting policies and make estimates and judgments to develop amounts reported in our financial statements and accompanying notes. We strive to maintain a thorough process to review the application of our accounting policies and to evaluate the appropriateness of the estimates that are required to prepare our financials statements. We believe that our estimates and judgments are reasonable; however, actual results and the timing of recognition of such amounts could differ from those estimates. In addition, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.

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

        Passenger revenue.    Passenger ticket sales are initially recorded as a component of air traffic liability. Revenue is recognized when transportation is provided or when a ticket expires, as all of our tickets are non-refundable. Upon payment of a change fee, we provide our customers with a credit that is recorded in air traffic liability, which expires 12 months from the date of scheduled travel if not used. In limited circumstances, we grant credit for tickets which have expired. We do not recognize as revenue the amount of credits estimated to be granted after the date of scheduled travel. These estimates are based upon the evaluation of historical trends, which in our case are limited due to our short operating history.

        Accounting for long-lived assets.    In accounting for long-lived assets, we make estimates about the expected useful lives, projected residual values and the potential for impairment. In estimating useful lives and residual values of our aircraft, we have relied upon actual industry experience with the same or similar aircraft types and our anticipated utilization of the aircraft. Changing market prices of new and used aircraft, government regulations and changes in our maintenance program or operations could result in changes to these estimates. Our purchased technology is amortized over seven years based on the average number of aircraft expected to be in service as of the date of acquisition, resulting in an increasing annual expense as we had commitments at that time to purchase additional aircraft over the next five years.

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

        Derivative instruments used for aircraft fuel.    We utilize financial derivative instruments to manage the price risk of changing aircraft fuel prices. The December 31, 2003 fair value of our derivative instruments was $11.0 million. As the majority of our financial derivative instruments are not traded on a market exchange, we estimate their fair values with the assistance of third parties determined by the use of present value methods or standard option value models, with assumptions about commodity prices based on those observed in underlying markets. In addition, as there is not a reliable forward market for jet fuel, we must estimate the future prices of jet fuel in order to measure the effectiveness of the hedging instruments in offsetting changes to those prices, as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Forward jet fuel prices are estimated through the observation of similar commodity futures prices (such as crude oil) and adjusted based on variations to those like commodities. As the majority of our hedges settle within 22 months, the variation between estimates and actuals are recognized in a short period of time.

        Frequent flyer accounting.    We utilize a number of estimates in accounting for our TrueBlue customer loyalty program, which are consistent with industry practices. We record a liability, which was $0.6 million as of December 31, 2003, for the estimated incremental cost of providing free travel awards, including an estimate for partially earned awards. The estimated cost includes incremental fuel, insurance, passenger food and supplies, and reservation fees. In estimating the liability, we currently assume that 100% of earned awards will be redeemed and that 35% of our outstanding points, based on our limited experience since the inception of the program, will ultimately result in awards. Periodically, we evaluate our assumptions for appropriateness, including comparison of the cost estimates to actual costs incurred and the redemption assumptions to actual redemption experience. Changes in the minimum award levels or in the lives of the awards would also require us to reevaluate the liability, potentially resulting in a significant impact in the year of change as well as in future years.

Outlook for 2004

        We expect our operating capacity to increase approximately 35% to 37% over 2003 with the addition of 16 new Airbus A320 aircraft in 2004. Average stage length is expected to increase to approximately 1,400 miles in 2004 and, together with the current competitive revenue environment, is expected to result in lower passenger revenues per available seat mile. Further actions by our competitors could also impact our revenues. Unit costs, on a fuel neutral basis, are expected to be slightly higher than 2003. Higher maintenance costs are expected to be partially offset by our fixed costs being spread over higher projected available seat miles. Operating margin on a fuel neutral basis is expected to be between 13% to 15% for 2004. Our effective tax rate is not expected to change significantly from 2003.

        Fuel costs have risen sharply since early December 2003 and may increase further. Although we have hedged approximately 45% of our fuel requirements for the first quarter of 2004 and 40% for the full year, we expect to incur higher fuel costs in the first quarter of 2004 than we have recently.

        We continue to add service, as indicated by our new daily non-stop service between New York and Sacramento, CA scheduled to begin in March 2004 and the recent announcement of our intention to begin service out of New York's LaGuardia Airport this spring. We believe that we are well-positioned to continue to grow and be successful in this environment, absent factors outside of our control.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes to the price of fuel and interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Variable-rate leases are not considered market sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. Actual results may differ. See Notes 1, 2 and 13 to our consolidated financial statements for accounting policies and additional information.

        Aircraft fuel.    Our results of operations are affected by changes in the price and availability of aircraft fuel. To manage the price risk, we use crude oil option contracts and swap agreements. Market risk is estimated as a hypothetical 10% increase in the December 31, 2003 cost per gallon of fuel, including the effects of our fuel hedges. Based on projected 2004 fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $14 million in 2004, compared to an estimated $7 million for 2003 measured as of December 31, 2002. As of December 31, 2003, we had hedged approximately 40% of our projected 2004 fuel requirements. All existing hedge contracts settle by the end of 2004.

        Interest.    Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. At December 31, 2003, all of our debt, other than our 3 1/2% convertible notes, had floating interest rates. If interest rates average 10% higher in 2004 than they did during 2003, our interest expense would increase by approximately $1.2 million, compared to an estimated $1.3 million for 2003 measured as of December 31, 2002. If interest rates average 10% lower in 2004 than they did during 2003, our interest income from cash and investment balances would decrease by approximately $0.5 million, compared to $0.5 million for 2003 measured as of December 31, 2002. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate debt, cash equivalent and short-term investment balances at December 31, 2003 and 2002.

        Fixed Rate Debt.    On December 31, 2003, our $175 million 3 1/2% convertible notes due in 2033 had an estimated fair value of $184.4 million, based on quoted market prices. If interest rates were 10% higher than the stated rate, the fair value of this debt would have been $164.2 million as of December 31, 2003.

PART 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JETBLUE AIRWAYS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$570,695	$246,752
Short-term investments	36,610	11,101
Receivables, less allowance (2003—$903; 2002—$1,648)	16,723	11,931
Inventories, less allowance (2003—$369; 2002—$161)	8,295	4,840
Deferred income taxes	—	2,846
Prepaid expenses and other	13,417	5,589

Total current assets	645,740	283,059
PROPERTY AND EQUIPMENT
Flight equipment	1,220,272	869,101
Predelivery deposits for flight equipment	186,453	112,934

	1,406,725	982,035
Less accumulated depreciation	60,567	28,203

	1,346,158	953,832
Other property and equipment	94,899	53,098
Less accumulated depreciation	20,366	9,769

	74,533	43,329

Total property and equipment	1,420,691	997,161
OTHER ASSETS
Purchased technology, less accumulated amortization (2003—$6,259; 2002—$977)	62,256	68,278
Other	57,070	30,425

Total other assets	119,326	98,703

TOTAL ASSETS	$2,185,757	$1,378,923

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2003	2002
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$52,983	$46,042
Air traffic liability	134,719	97,534
Accrued salaries, wages and benefits	61,851	37,140
Other accrued liabilities	23,081	16,515
Short-term borrowings	29,884	21,679
Current maturities of long-term debt	67,101	50,754

Total current liabilities	369,619	269,664
LONG-TERM DEBT	1,011,610	639,498
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	99,030	38,545
Other	34,362	16,543

	133,392	55,088
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 25,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 500,000,000 shares authorized; 102,069,111 and 95,637,618 shares issued and outstanding in 2003 and 2002, respectively	1,021	956
Additional paid-in capital	552,375	407,153
Retained earnings	119,689	15,791
Unearned compensation	(7,544)	(9,414)
Accumulated other comprehensive income	5,595	187

Total stockholders' equity	671,136	414,673

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,185,757	$1,378,923

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
OPERATING REVENUES
Passenger	$965,091	$615,171	$310,498
Other	33,260	20,020	9,916

Total operating revenues	998,351	635,191	320,414
OPERATING EXPENSES
Salaries, wages and benefits	267,334	162,191	84,762
Aircraft fuel	147,316	76,271	41,666
Landing fees and other rents	68,691	43,881	27,342
Aircraft rent	59,963	40,845	32,927
Sales and marketing	53,587	44,345	28,305
Depreciation and amortization	50,397	26,922	10,417
Maintenance materials and repairs	23,114	8,926	4,705
Other operating expenses	159,116	126,823	63,483

Total operating expenses	829,518	530,204	293,607

OPERATING INCOME	168,833	104,987	26,807
OTHER INCOME (EXPENSE)
Interest expense	(28,897)	(21,009)	(14,132)
Capitalized interest	5,203	5,325	8,043
Interest income and other	7,539	5,314	2,491
Government compensation	22,761	407	18,706

Total other income (expense)	6,606	(9,963)	15,108

INCOME BEFORE INCOME TAXES	175,439	95,024	41,915
Income tax expense	71,541	40,116	3,378

NET INCOME	103,898	54,908	38,537
Preferred stock dividends	—	(5,955)	(16,970)

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$103,898	$48,953	$21,567

EARNINGS PER COMMON SHARE:
Basic	$1.07	$0.73	$4.39

Diluted	$0.97	$0.56	$0.51

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$103,898	$54,908	$38,537
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	69,753	39,659	3,373
Depreciation	44,133	24,730	9,972
Amortization	6,732	2,192	445
Changes in certain operating assets and liabilities:
Decrease (increase) in receivables	(4,047)	6,851	430
Increase in inventories, prepaid and other	(11,491)	(3,992)	(2,120)
Increase in air traffic liability	37,185	45,968	23,788
Increase in accounts payable and other accrued liabilities	37,335	34,734	30,894
Other, net	2,839	11,427	5,960

Net cash provided by operating activities	286,337	216,477	111,279
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(572,572)	(544,065)	(233,775)
Predelivery deposits for flight equipment	(160,381)	(109,950)	(54,128)
Purchase of short-term investments	(25,870)	(11,395)	—
Proceeds from maturities of short-term investments	9,185	2,000	—
Acquisition of LiveTV, LLC, net of cash acquired	—	(80,448)	—
Other, net	(1,892)	(603)	(1,952)

Net cash used in investing activities	(751,530)	(744,461)	(289,855)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	136,022	174,014	25
Issuance of long-term debt	445,500	416,000	185,000
Issuance of convertible redeemable preferred stock	—	389	29,731
Aircraft sale and leaseback transactions	265,200	150,000	72,000
Short-term borrowings	32,688	27,098	28,781
Repayment of long-term debt	(57,041)	(71,398)	(35,254)
Repayment of short-term borrowings	(24,483)	(34,200)	(15,138)
Other, net	(8,750)	(4,689)	(3,450)

Net cash provided by financing activities	789,136	657,214	261,695

INCREASE IN CASH AND CASH EQUIVALENTS	323,943	129,230	83,119
Cash and cash equivalents at beginning of period	246,752	117,522	34,403

Cash and cash equivalents at end of period	$570,695	$246,752	$117,522

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands)

	Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit/ Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2000	9,767	$98	$433	$(54,684)	$—	$—	$(54,153)
Net income	—	—	—	38,537	—	—	38,537

Total comprehensive income							38,537
Exercise of common stock options	52	—	25	—	—	—	25
Issuance of Series B Preferred stock, $7.387 per share	—	—	—	—	—	—	—
Issuance of Series B Preferred stock, $7.387 per share	—	—	—	—	—	—	—
Accrued undeclared dividends on preferred stock	—	—	—	(16,970)	—	—	(16,970)
Unearned compensation on common stock options	—	—	3,183	—	(3,183)	—	—
Other	—	—	194	—	200	—	394

Balance at December 31, 2001	9,819	98	3,835	(33,117)	(2,983)	—	(32,167)
Net income	—	—	—	54,908	—	—	54,908
Change in fair value of derivatives, net of $125 in taxes	—	—	—	—	—	187	187

Total comprehensive income							55,095
Accrued undeclared dividend on preferred stock	—	—	—	(5,955)	—	—	(5,955)
Proceeds from initial public offering, net of offering expenses	15,180	152	168,126	—	—	—	168,278
Conversion of redeemable preferred stock	69,058	691	215,703	—	—	—	216,394
Exercise of common stock options	1,217	12	1,054	—	—	—	1,066
Tax benefit of options exercised	—	—	6,568	—	—	—	6,568
Unearned compensation on common stock options, net of forfeitures	—	—	8,144	—	(8,144)	—	—
Amortization of unearned compensation	—	—	—	—	1,713	—	1,713
Stock issued under crewmember stock purchase plan	364	4	3,710	—	—	—	3,714
Other	—	(1)	13	(45)	—	—	(33)

Balance at December 31, 2002	95,638	956	407,153	15,791	(9,414)	187	414,673
Net income	—	—	—	103,898	—	—	103,898
Change in fair value of derivatives, net of $4,127 in taxes	—	—	—	—	—	5,716	5,716
Reclassifications into earnings, net of $205 in taxes	—	—	—	—	—	(308)	(308)

Total comprehensive income							109,306
Proceeds from public offering, net of offering expenses	4,485	45	122,453	—	—	—	122,498
Exercise of common stock options	1,096	11	4,130	—	—	—	4,141
Tax benefit of options exercised	—	—	9,380	—	—	—	9,380
Amortization of unearned compensation	—	—	—	—	1,755	—	1,755
Stock issued under crewmember stock purchase plan	853	9	9,479	—	—	—	9,488
Other	(3)	—	(220)	—	115	—	(105)

Balance at December 31, 2003	102,069	$1,021	$552,375	$119,689	$(7,544)	$5,595	$671,136

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

        JetBlue Airways Corporation offers low-fare, low-cost passenger air transportation service that provides high-quality customer service primarily on point-to-point routes. We offer our customers a differentiated product, with new aircraft, low fares, leather seats, free LiveTV (a direct satellite TV service) at every seat, pre-assigned seating and reliable performance. We commenced service in February 2000 and established our primary base of operations at New York's John F. Kennedy International Airport, or JFK. In August 2001, we began service at our West Coast base of operations, Long Beach Municipal Airport, which serves the Los Angeles area. Our wholly owned subsidiary, LiveTV, LLC, or LiveTV, provides in-flight entertainment systems for commercial aircraft, including live in-seat satellite television, digital satellite radio, wireless aircraft data link service and cabin surveillance systems.

Note 1—Summary of Significant Accounting Policies

        Basis of Presentation:    Our consolidated financial statements include the accounts of JetBlue Airways Corporation, or JetBlue, and LiveTV, collectively "we" or the "Company", with all intercompany transactions and balances having been eliminated. Air transportation services accounted for all the Company's operations in 2001 and substantially all its operations in 2002 and 2003. Accordingly, segment information is not provided for LiveTV. Certain prior year amounts have been reclassified to conform to the current year presentation.

        Use of Estimates:    We are required to make estimates and assumptions when preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

        Cash and Cash Equivalents:    Cash equivalents consist of short-term, highly liquid investments which are readily convertible into cash with maturities of three months or less when purchased.

        Short-Term Investments:    Short-term investments consist of investment-grade, interest bearing instruments maturing in 12 months or less stated at amortized cost as well as fuel hedge derivative contracts settling within 12 months stated at fair value. All short-term investments, except for our fuel hedge derivative contracts, are classified as held-to-maturity securities.

        Inventories:    Inventories consist of expendable aircraft spare parts, supplies and aircraft fuel. These items are stated at average cost and charged to expense when used. An allowance for obsolescence on aircraft spare parts is provided over the remaining useful life of the related aircraft.

        Property and Equipment:    We record our property and equipment at cost and depreciate these assets on a straight-line basis to their estimated residual values over their estimated useful lives. Additions, modifications that enhance the operating performance of our assets, and interest related to predelivery deposits to acquire new aircraft and for the construction of facilities are capitalized.

        Estimated useful lives and residual values for our property and equipment are as follows:

	Estimated Useful Life	Residual Value
Aircraft	25 years	20%
In-flight entertainment systems	12 years	0%
Aircraft parts	Fleet life	10%
Flight equipment leasehold improvements	Lease term	0%
Ground property and equipment	3-10 years	0%
Leasehold improvements	15 years or lease term	0%

        We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted future cash flows estimated to be generated by these assets are less than the assets' net book value. If impairment occurs, the loss is measured by comparing the fair value of the asset to its carrying amount.

        Passenger Revenues:    Passenger revenue is recognized when the transportation is provided or after the ticket or customer credit (issued upon payment of a change fee) expires. Tickets sold but not yet recognized as revenue and unexpired credits are included in air traffic liability.

        LiveTV Revenues and Expenses:    We account for LiveTV's revenues and expenses related to the sale of hardware, maintenance of hardware, and programming services provided, as a single unit in accordance with Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Revenues and expenses related to these components are recognized ratably over the service periods which currently extend through 2014. Customer advances are included in other liabilities.

        Aircraft Maintenance and Repair:    Regular airframe maintenance and engine overhauls for owned and leased flight equipment are charged to expense as incurred.

        Advertising Costs:    Advertising costs, which are included in sales and marketing, are expensed as incurred. Advertising expense in 2003, 2002 and 2001 was $25.8 million, $24.1 million and $15.6 million, respectively.

        Loyalty Program:    We account for our customer loyalty program, TrueBlue Flight Gratitude, by recording a liability for the estimated incremental cost for points outstanding and awards we expect to be redeemed. We adjust this liability, which is included in air traffic liability, based on points earned and redeemed as well as changes in the estimated incremental costs.

        Income Taxes:    We account for income taxes utilizing the liability method. Deferred income taxes are recognized for the tax consequences of temporary differences between the tax and financial statement reporting bases of assets and liabilities. A valuation allowance for net deferred tax assets is provided unless realizability is judged by us to be more likely than not.

        Stock-Based Compensation:    We account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for a stock option grant is recognized if the exercise price is less than the fair value of our common stock on the grant date. The following table illustrates the effect on net income and earnings per common share if we had applied the fair value method to measure stock-based compensation, which is described more fully in Note 7, as required under the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Net income, as reported	$103,898	$54,908	$38,537
Add: Stock-based employee compensation expense included in reported net income, net of tax	1,039	989	115
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax:
Crewmember stock purchase plan	(2,759)	(3,264)	—
Employee stock options	(7,652)	(2,933)	(320)

Proforma net income	$94,526	$49,700	$38,332

Earnings per common share:
Basic—as reported	$1.07	$0.73	$4.39

Basic—proforma	$0.97	$0.65	$4.35

Diluted—as reported	$0.97	$0.56	$0.51

Diluted—proforma	$0.88	$0.51	$0.51

        New Accounting Standard:    In January 2003, the FASB issued Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities, which requires the consolidation of variable interest entities. Fifteen of our 24 leased aircraft are owned and leased through trusts whose sole purpose is to purchase, finance and lease these aircraft to us; therefore, they meet the criteria of a variable interest entity. However, since these are single owner trusts in which we do not participate, we are not at risk for losses and are not considered the primary beneficiary. As a result, based on the current rules, we are not required to consolidate any of these lessors or any other entities in applying FIN 46. Our maximum exposure under these leases is the remaining lease payments, which are reflected in the future minimum lease payments table in Note 3.

Note 2—Long-term Debt and Short-term Borrowings

        Long-term debt at December 31, 2003 and 2002 consisted of the following (in thousands, with interest rates as of December 31, 2003):

	2003	2002
Floating rate equipment notes due through 2015, 3.1% weighted average rate	$903,711	$687,542
3 1/2% convertible unsecured notes due in 2033	175,000	—
Aircraft manufacturer floating rate predelivery notes	—	2,710

Total debt	1,078,711	690,252
Less: current maturities	67,101	50,754

Long-term debt	$1,011,610	$639,498

        On July 15, 2003, we sold $175 million aggregate principal amount of 3 1/2% convertible unsecured notes due 2033, raising net proceeds of $170.4 million. The notes bear interest at 3 1/2% payable semi-annually on January 15 and July 15.

        The notes are convertible into 4.1 million shares of our common stock at a price of approximately $42.50 per share. The conversion rate is subject to adjustment in certain circumstances. Holders of the notes may convert their notes under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2003, if the closing sale price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 95% of the product of the closing sale price of our common stock and the conversion rate; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate transactions.

        We may redeem any of the notes in whole or in part beginning on July 18, 2006 at a redemption price equal to the principal amount of the notes plus accrued and unpaid interest, if the closing price of our common stock has exceeded 150% of the conversion price for at least 20 trading days in any period of 30 consecutive trading days. In addition, beginning July 18, 2008, we may redeem any of the notes at any time at a redemption price equal to the principal amount of the notes, plus accrued and unpaid interest. Holders may require us to repurchase all or a portion of their notes for cash on July 15 of 2008, 2013, 2018, 2023, and 2028 or upon the occurrence of certain designated events at a repurchase price equal to the principal amount of the notes, plus accrued and unpaid interest.

        Interest rates on floating rate notes adjust quarterly or semi-annually based on the London Interbank Offered Rate. At December 31, 2003, we were in compliance with the covenants of all our debt and lease agreements, which include among other things, a requirement to maintain certain financial ratios. Aircraft, engines and predelivery deposits having a net book value of $1.21 billion at December 31, 2003, were pledged as security under various loan agreements.

        Maturities of long-term debt for the next five years are as follows (in thousands):

2004	$67,101
2005	69,840
2006	69,802
2007	70,515
2008	72,623

        Cash payments of interest, net of capitalized interest, aggregated $19.7 million, $14.2 million and $4.8 million in 2003, 2002 and 2001, respectively. Non-cash predelivery financing obtained in connection with the acquisition of new aircraft was $34.0 million in 2001.

        In November 2000, we entered into a funding facility to finance aircraft predelivery deposits. The facility, as amended in September 2003, allows for borrowings up to $34.0 million through November 2005. Commitment fees are .35% per annum on the average unused portion of the facility. At December 31, 2003, $4.1 million was available under this facility. The weighted average interest rate on these outstanding short-term borrowings at December 31, 2003 and 2002 was 2.7% and 2.9%, respectively.

        On October 7, 2003, we filed a registration statement on Form S-3 with the SEC, File No. 333-109546, which, when effective, will permit us to offer up to $750 million aggregate amount of common stock, preferred stock, debt securities and/or pass through certificates. This registration statement has not yet become effective and we have not issued nor offered any securities related to it.

Note 3—Leases

        We lease aircraft, as well as airport terminal space, other airport facilities, office space and other equipment, which expire in various years through 2024. Total rental expense for all operating leases in 2003, 2002 and 2001 was $99.1 million, $64.5 million and $49.7 million, respectively. We have $15.1 million of restricted cash pledged under standby letters of credit related to these leases which is included in other assets.

        At December 31, 2003, 24 of the 53 aircraft we operated were leased under operating leases, with initial lease term expiration dates ranging from 2009 to 2023. Five of the 24 aircraft leases have variable-rate rent payments based on the London Interbank Offered Rate. Seventeen aircraft leases generally can be renewed at rates based on fair market value at the end of the lease term for one, two or four years and 15 aircraft leases have purchase options after five or 12 years at amounts that are expected to approximate fair market value or at the end of the lease term at fair market value. We entered into sale and leaseback transactions for seven aircraft which we had acquired during 2003. Gains associated with these operating leases have been deferred and are being recognized on a straight-line basis over the lease term as a reduction to rent expense.

        Future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 2003, are as follows (in thousands):

	Aircraft	Other
2004	$71,825	$24,898
2005	79,653	24,185
2006	86,307	20,210
2007	84,257	7,609
2008	80,792	6,402
Thereafter	565,249	24,783

Total minimum lease payments	$968,083	$108,087

Note 4—Stockholders' Equity

        On each of October 6, 2003 and October 23, 2002, our Board of Directors declared a three-for-two split of our common stock, distributing 34.0 million shares on November 20, 2003, and 31.8 million shares on December 12, 2002, respectively. All common share and per share data for periods prior to the November 20, 2003 stock split presented in the accompanying consolidated financial statements and notes thereto have been restated to give effect to these stock splits.

        Effective with our initial public offering on April 17, 2002, our authorized shares of capital stock were increased to 500 million shares of common stock and 25 million shares of preferred stock, and all outstanding shares of our convertible redeemable preferred stock were converted to common stock on a one-for-one basis. The holders of our common stock are entitled to one vote per share on all matters which require a vote by the Company's stockholders as outlined in the articles of incorporation and the by-laws.

        Net proceeds, after deducting all expenses, of $167.4 million were raised from our initial public offering of 15.2 million shares of common stock at a price to the public of $12.00 per share, all of which shares were issued and sold by us.

        On July 15, 2003, we completed a public offering of 4.5 million shares of our common stock at $28.33 per share, raising net proceeds of $122.5 million, after deducting discounts and commissions paid to the underwriters and other expenses incurred in connection with the offering. Net proceeds were invested in short-term, investment-grade, interest-bearing instruments.

        Unvested shares of common stock purchased by certain members of management in 1998 were subject to repurchase by the Company upon their termination at the original purchase price. At December 31, 2003, all 8.9 million shares were fully vested. At December 31, 2002 and 2001, 7.2 million and 5.4 million shares were vested under these agreements, respectively.

        Pursuant to the Stockholder Rights Agreement, which became effective in February 2002, each share of common stock has attached to it a right and, until the rights expire or are redeemed, each new share of common stock issued by the Company will include one right. Upon the occurrence of certain events, each right entitles the holder to purchase one one-thousandth of a share of Series A participating preferred stock at an exercise price of $53.33, subject to adjustment. The rights become exercisable only after any person or group acquires beneficial ownership of 15% or more (25% or more in the case of certain Investors) of the Company's outstanding common stock or commences a tender or exchange offer that would result in such person or group acquiring beneficial ownership of 15% or more (25% or more in the case of certain Investors) of the Company's common stock. If after the rights become exercisable, the Company is involved in a merger or other business combination or sells more than 50% of its assets or earning power, each right will entitle its holder (other than the acquiring person or group) to receive common stock of the acquiring company having a market value of twice the exercise price of the rights. The rights expire on April 17, 2012 and may be redeemed by the Company at a price of $.01 per right prior to the time they become exercisable.

        As of December 31, 2003, we had a total of 25.4 million shares of our common stock reserved for issuance under our Crewmember Stock Purchase Plan, our Stock Incentive Plan and for our 3 1/2% convertible notes.

Note 5—Convertible Redeemable Preferred Stock

        From our inception through November 2001, we sold 30.7 million shares of convertible redeemable preferred stock generating proceeds of $188.8 million. Upon the closing of our initial public offering on April 17, 2002, all outstanding shares of our convertible redeemable preferred stock were automatically converted into 69.1 million shares of common stock.

        Holders of our convertible redeemable preferred stock were entitled to cash dividends, which were accrued and accumulated if not paid, before any dividends were declared and paid or set aside for the common stock. No dividends had been declared and concurrent with our initial public offering, the Company's obligation to pay accrued dividends was canceled upon automatic conversion of the convertible redeemable preferred stock into common stock. No preferred stock has been issued since this date.

Note 6—LiveTV

        On September 27, 2002, we paid $80.3 million in cash to acquire the membership interests of LiveTV and to retire $39.0 million of its outstanding debt. The primary reason for the acquisition was to control the execution and marketing of an important aspect of our product.

        Purchased technology, which is an intangible asset related to our acquisition of the membership interests of LiveTV, is being amortized over seven years based on the average number of aircraft expected to be in service as of the date of acquisition. Projected amortization expense is $7.3 million in 2004, $9.2 million in 2005, $11.0 million in 2006, $12.7 million in 2007 and $14.4 million in 2008.

        Through December 31, 2003, LiveTV had installed satellite television systems for other airlines on 24 aircraft and had firm commitments for installations on 52 additional aircraft scheduled to be installed through 2005, with options for 64 additional installations.

Note 7—Stock-Based Compensation

        Crewmember Stock Purchase Plan:    Our crewmember stock purchase plan, or CSPP, is available to all employees and was adopted in February 2002, with 3.4 million shares of our common stock initially reserved for issuance. The reserve will automatically increase each January by an amount equal to 3% of the total number of shares of our common stock outstanding on the last trading day in December of the prior calendar year. In no event will any such annual increase exceed 6.1 million shares. The plan will terminate no later than the last business day of April 2012.

        The plan has a series of successive overlapping 24-month offering periods, with a new offering period beginning on the first business day of May and November each year. Employees can only join an offering period on the start date and participate in one offering period at a time. Employees may contribute up to 10% of their pay, through payroll deductions, toward the purchase of common stock at the lower of 85% of the fair market value per share at the beginning of the offering period or on the purchase date. Purchase dates occur on the last business day of April and October each year.

        If the fair market value per share of our common stock on any purchase date within a particular offering period is less than the fair market value per share on the start date of that offering period, then the participants in that offering period will automatically be transferred and enrolled in the new two-year offering period which will begin on the next business day following such purchase date and the related purchase of shares.

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

        The following is a summary of CSPP share reserve activity for the years ended December 31:

	2003		2002
	Shares	Weighted Average	Shares	Weighted Average
Available for future purchases, beginning of year	3,010,923		—
Shares reserved for issuance(1)	2,869,128		3,375,000
Common stock purchased	(853,229)	$11.08	(364,077)	$10.20

Available for future purchases, end of year	5,026,822		3,010,923

(1)
On January 1, 2004, the number of shares reserved for issuance was increased by 3,062,073 shares.

        The fair value of each purchase right is estimated at the inception of each offering period using the Black-Scholes option pricing model. The following table shows our assumptions and weighted average fair values of stock-based compensation used to compute the proforma information for CSPP purchase rights included in Note 1:

	Year of Purchase Right
	2003	2002
Risk-free interest rate	1.3%	2.7%
Average expected life (years)	1.25	1.25
Expected volatility of common stock	41.5%	41.3%
Weighted average fair value of purchase rights	$11.44	$5.44

        Stock Incentive Plan:    The 2002 Stock Incentive Plan, or the 2002 Plan, provides for incentive and non-qualified stock options to be granted to certain employees and members of the Board of Directors. The 2002 Plan became effective following our initial public offering and provided that all outstanding options under the 1999 Stock Option/Stock Issuance Plan, or the 1999 Plan, be transferred to the 2002 Plan. No further option grants will be made under the 1999 Plan. The transferred options will continue to be governed by their existing terms. Stock options under the 2002 Plan become exercisable when vested, which occurs in annual installments of three to seven years or upon the occurrence of a change in control, and expire 10 years from the date of grant. Our policy is to grant options with the exercise price equal to the market price of the underlying common stock on the date of grant. The number of shares reserved for issuance will automatically increase each January by an amount equal to 4% of the total number of shares of our common stock outstanding on the last trading day in December of the prior calendar year. In no event will any such annual increase exceed 8.1 million shares.

        The following is a summary of stock option activity for the years ended December 31:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	13,439,631	$7.87	8,544,780	$1.33	5,255,505	$0.67
Granted	4,054,875	27.71	6,488,785	15.16	3,584,250	2.29
Exercised	(1,096,199)	3.78	(1,217,437)	0.87	(52,200)	0.49
Forfeited	(245,295)	11.65	(376,497)	7.49	(242,775)	1.45

Outstanding at end of year	16,153,012	13.08	13,439,631	7.87	8,544,780	1.33

Vested at end of year	2,971,637	3.90	2,632,770	1.05	1,871,201	0.57
Reserved for issuance	18,436,107 (1)		14,610,603		11,542,428
Available for future grants	57,209		41,285		2,778,573

(1)
On January 1, 2004, the number of shares reserved for issuance was increased by 4,082,764 shares.

        The following is a summary of outstanding stock options at December 31, 2003:

	Options Outstanding			Options Vested
	Shares	Weighted-Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Range of exercise prices
$0.49 to $1.09	3,203,380	6.1	$0.67	1,855,317	$0.58
$1.31 to $2.56	3,036,619	7.5	2.27	452,494	2.22
$6.00 to $14.53	2,418,465	8.4	9.99	317,678	9.29
$17.03 to $19.94	4,190,863	8.9	18.39	266,113	18.25
$21.22 to $44.57	3,303,685	9.3	30.55	80,035	21.23

        Certain options granted prior to our initial public offering had exercise prices that were less than the deemed market value of the underlying common stock at the date of grant. Unearned compensation expense associated with these transactions is being amortized on a straight-line basis over the vesting periods of five or seven years and will be $1.8 million per year in 2004 through 2006, $1.1 million in 2007 and $1.0 million in 2008. The following table discloses the number of options granted and certain weighted-average information of options granted:

	Number of Options	Fair Value	Exercise Price
Exercise price equals market price:
2003	4,054,875	$12.94	$27.71
2002	5,204,250	8.50	17.43
2001	1,014,750	0.41	1.61
Exercise price less than market price:
2002	1,284,535	8.16	6.00
2001	2,569,500	1.95	2.56

        The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The following table shows our assumptions and weighted average fair values of stock-based compensation used to compute the proforma information for employee stock options included in Note 1:

	Year of Grant
	2003	2002	2001
Risk-free interest rate	3.5%	4.2%	4.9%
Average expected life of options (years)	6.3	6.4	6.4
Expected volatility of common stock	41.5%	41.3%	0.0%
Weighted average fair value of stock options	$12.94	$8.43	$1.51

        Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models for valuing options do not necessarily provide a reliable single measure of their fair values.

Note 8—Earnings Per Share

        The following table shows how we computed basic and diluted earnings per common share for the years ended December 31 (in thousands, except share data):

	2003	2002	2001
Numerator:
Net income applicable to common stockholders for basic earnings per share	$103,898	$48,953	$21,567
Effect of dilutive securities—preferred stock dividends	—	5,955	16,970

Net income applicable to common stockholder after assumed conversion for diluted earnings per share	$103,898	$54,908	$38,537

Denominator:
Weighted-average shares outstanding for basic earnings per share	97,274,475	67,045,976	4,911,195
Effect of dilutive securities:
Convertible redeemable preferred stock	—	20,055,080	61,807,596
Unvested common stock	1,333,408	3,096,878	4,882,671
Employee stock options	8,932,805	7,455,285	4,320,644

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	107,540,688	97,653,219	75,922,106

        Shares issuable upon conversion of our 3 1/2% convertible notes are excluded from the diluted earnings per share calculation for the year ended December 31, 2003 since the contingent conditions for their conversion have not yet been met. Outstanding unvested common stock purchased by certain of the Company's management was subject to repurchase by the Company and therefore was not included in the calculation of the weighted-average shares outstanding for basic earnings per share.

Note 9—Income Taxes

        The provision for income taxes consisted of the following for the years ended December 31 (in thousands):

	2003	2002	2001
Current:
Federal	$670	$—	$5
State	1,118	457	—
Deferred:
Federal	56,694	31,560	2,349
State	13,059	8,099	1,024

Income tax expense	$71,541	$40,116	$3,378

        The effective tax rate on income before income taxes differed from the federal income tax statutory rate for the years ended December 31 for the following reasons (in thousands):

	2003	2002	2001
Income tax expense at statutory rate	$61,404	$33,258	$14,251
Increase (reduction) resulting from:
Decrease in valuation allowance	—	—	(14,659)
State income tax, net of federal benefit	8,935	5,791	3,297
Other, net	1,202	1,067	489

Total income tax expense	$71,541	$40,116	$3,378

        Cash payments for income taxes were $2.2 million, $0.6 million and $55,000 in 2003, 2002 and 2001, respectively.

        For financial reporting purposes, a valuation allowance had been recorded at December 31, 2000 and 1999 to reduce the net deferred tax assets to zero. During 2001, we recognized the benefit from the future use of operating loss carryforwards and other deferred tax assets because our evaluation of all the available evidence indicated that it was more likely than not that such deferred tax assets would be realized as the Company was in a net deferred tax liability position.

        The net deferred taxes below include a current net deferred tax liability of $1.0 million and a long-term net deferred tax liability of $99.0 million at December 31, 2003. The components of our deferred tax assets and liabilities as of December 31 are as follows (in thousands):

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$51,610	$35,730
Organization and start-up costs	2,871	4,719
Employee benefits	2,419	1,402
Gains from sale and leaseback of aircraft	2,683	1,302
Other	5,193	1,838

Deferred tax assets	64,776	44,991
Deferred tax liabilities:
Accelerated depreciation	(160,723)	(80,690)
Derivative gains	(4,046)	—

Net deferred tax liability	$(99,993)	$(35,699)

        At December 31, 2003, the Company had regular and alternative minimum tax net operating loss carryforwards of $130.1 million and $48.8 million, respectively, available for carryforward to reduce the tax liabilities of future years. These carryforwards begin to expire in 2020 for federal purposes and between 2013 and 2023 for state purposes.

Note 10—Employee Retirement Plan

        The Company has a retirement savings 401(k) defined contribution plan, or the Plan, covering all its employees. We match 100 percent of our employee contributions up to three percent of their compensation in cash, which then vests over five years. Participants are immediately vested in their voluntary contributions. During 2001, we established a profit sharing retirement plan as a separate component of the Plan for all of our employees under which an award pool consisting of 15 percent of the Company's pre-tax earnings, subject to Board of Director approval, is distributed on a pro rata basis based on employee compensation. These contributions vest immediately. Total Company contributions expensed in 2003, 2002 and 2001 were $35.3 million, $19.3 million and $8.6 million, respectively, for the Plan.

Note 11—Commitments

        At December 31, 2003, our firm aircraft orders consisted of 99 Airbus A320 aircraft, 100 EMBRAER 190 aircraft and 33 spare engines scheduled for delivery through 2012. We also have firm orders for four Airbus A320 and two EMBRAER 190 full flight simulators to be delivered in 2005. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, spare engines and predelivery deposits, will be approximately $640 million in 2004, $790 million in 2005, $1.03 billion in 2006, $1.05 billion in 2007, $990 million in 2008, and $2.08 billion thereafter. We have options to purchase 50 A320 aircraft and related equipment scheduled for delivery from 2006 through 2012, and we also have options to purchase 100 EMBRAER 190 aircraft and related aircraft equipment scheduled for delivery from 2011 through 2016. Debt financing has been arranged for two of our deliveries scheduled for 2004. Lease financing has been arranged for the first 30 EMBRAER 190 aircraft deliveries, scheduled for delivery through March 2007.

        In August 2003, we committed to the construction of several new facilities. We began construction of an aircraft maintenance hangar and an adjacent office facility at JFK in August 2003. We also announced the construction of a flight training center as well as a new hangar for installation and maintenance of our LiveTV in-flight satellite television system and aircraft maintenance at Orlando International Airport. Total investment for all of these new facilities is projected to be approximately $100 million, of which $6.5 million was incurred through December 31, 2003.

        Our commitments also include those of LiveTV which has several noncancelable long-term purchase agreements with its suppliers to provide equipment to be installed on its customers' aircraft including JetBlue's aircraft. Committed expenditures to these suppliers are approximately $24.3 million in 2004, $6.1 million in 2005, $5.2 million in 2006 and $5.1 million in 2007.

        We enter into individual employment agreements with each of our FAA-licensed employees, which include pilots, dispatchers and technicians. Each employment agreement is for a term of five years and automatically renews for an additional five-year term unless either the employee or we elect not to renew it by giving at least 90 days notice before the end of the initial term. Pursuant to these agreements, these employees can only be terminated for cause. In the event of a downturn in our business, we are obligated to pay these employees a guaranteed level of income and to continue their benefits if they do not obtain other aviation employment. None of our employees are covered by collective bargaining agreements with us.

Note 12—Contingencies

        Beginning in September 2003, several lawsuits were commenced against us alleging various causes of action, including fraudulent misrepresentation, breach of contract, violation of privacy rights, as well as violations of consumer protection statutes and federal electronic communications laws. These claims arose out of our providing access to limited customer data to a government contractor in connection with a test project for military base security. Other parties, including certain governmental agencies, are conducting inquiries, and may commence proceedings, file claims or seek other relief with respect to this matter. Since the litigation and inquiries are in their early stages, we are unable to determine the impact they may have upon us.

        The Company is party to other legal proceedings and claims that arise during the ordinary course of business. It is the opinion of management that the ultimate outcome of these matters will not have a material adverse effect upon the Company's financial position, results of operations or cash flows.

        We self-insure a portion of our losses from claims related to workers' compensation, environmental issues, property damage, medical insurance for employees and general liability. Losses are accrued based on an estimate of the ultimate aggregate liability for claims incurred, using standard industry practices and our actual experience.

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

        Under certain contracts, we indemnify certain parties against legal liability arising out of actions by other parties. The terms of these contracts range up to 20 years. Generally, the Company has liability insurance protecting the Company for the obligations it has undertaken relative to these indemnities.

        LiveTV provides product warranties to third party airlines to which it sells its products and services. The Company does not accrue a liability for product warranties upon sale of the hardware since revenue is recognized over the term of the related service agreements of up to 13 years. Expenses for warranty repairs are recognized as they occur. In addition, LiveTV has provided indemnities against any claims which may be brought against its customers related to allegations of patent, trademark, copyright or license infringement as a result of the use of the LiveTV system.

        We are unable to estimate the potential amount of future payments under the foregoing indemnities and agreements.

Note 13—Financial Instruments and Risk Management

        We maintain cash and cash equivalents with various high-quality financial institutions or in short-term duration high-quality debt securities. Investments in highly-liquid debt securities are stated at fair value, which approximates cost. The majority of our receivables result from the sale of tickets to individuals, mostly through the use of major credit cards. These receivables are short-term, generally being settled shortly after the sale. As of December 31, 2003, the fair value of our $175 million 3 1/2% convertible notes, based on quoted market prices, was $184.4 million. The fair value of our other long-term debt, which approximated its carrying value, was estimated using discounted cash flow analysis based on our current incremental borrowing rates for instruments with similar terms. The carrying values of all other financial instruments approximated their fair values.

        The Company is exposed to the effect of changes in the price and availability of aircraft fuel. To manage this risk, we periodically purchase crude oil option contracts and swap agreements. Prices for crude oil are highly correlated to jet fuel, making crude oil derivatives effective at offsetting jet fuel prices to provide some short-term protection against a sharp increase in average fuel prices. We have agreements whereby cash deposits are required if market risk exposure exceeds a specified threshold amount. The following is a summary of our derivative contracts (in thousands, except as otherwise indicated):

	2003	2002
At December 31:
Fair value of derivative instruments at year end	$10,992	$2,013
Estimated hedged position during the next 12 months	40%	45%
Longest remaining term (months)	12	15
Hedged volume (barrels)	2,385	2,058
Year ended December 31:
Hedge effectiveness recognized in aircraft fuel expense	$3,605	$1,158
Hedge ineffectiveness gains recognized in other income (expense)	$2,188	$44
Percentage of actual consumption hedged	72%	52%

        In December 2002, we designated our outstanding derivative contracts as cash flow hedges for accounting purposes and have similarly designated all new contracts executed since. While outstanding, these contracts are recorded at fair value on the balance sheet with the effective portion of the change in their fair value being reflected in other comprehensive income. Ineffectiveness, the extent to which the change in fair value of the crude oil derivatives exceeds the change in the fair value of the aircraft fuel being hedged, is recognized in other income (expense) immediately. When aircraft fuel is consumed and the related derivative contract settles, any gain or loss previously deferred in other comprehensive income is recognized as an offset to aircraft fuel expense.

        Any outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements, but we do not expect any of our four counterparties to fail to meet their obligations. The amount of such credit exposure is generally the unrealized gains, if any, in such contracts. To manage credit risks, we select counterparties based on credit assessments, limit overall exposure to any single counterparty and monitor the market position with each counterparty. We do not use derivative instruments for trading purposes.

Note 14—Government Compensation

        Emergency War Time Act:    On April 16, 2003, the President signed into law the Emergency War Time Supplemental Appropriations Act of 2003, which provides for compensation to domestic air carriers based on their proportional share of passenger security and air carrier infrastructure security fees paid by those carriers through the date of enactment of the legislation. On May 15, 2003, we received $22.8 million in compensation pursuant to this legislation, which is recorded in other income (expense). This legislation also provided for (1) the suspension of passenger security fees and air carrier infrastructure security fees from June 1, 2003 through September 30, 2003, (2) additional reimbursement to all carriers for the direct costs associated with installing strengthened flight deck doors, and (3) an extension of the aviation war risk insurance provided by the government for one year to August 2004, with the potential for extension through December 31, 2004.

        Airline Stabilization Act:    On September 22, 2001, the President signed into law the Air Transportation Safety and System Stabilization Act, or the Airline Stabilization Act, which provided,

among other things, for compensation to U.S. passenger and cargo airlines for direct and incremental losses incurred from September 11, 2001 to December 31, 2001 as a result of the September 11th terrorist attacks. We received compensation of $3.2 million and $15.9 million during 2002 and 2001, respectively, and recognized $0.4 million and $18.7 million of compensation in other income (expense) during the same periods.

Note 15—Quarterly Financial Data (Unaudited)

        Quarterly results of operations for the years ended December 31 are summarized below (in thousands, except per share amounts):

	First Quarter	Second Quarter(1)	Third Quarter	Fourth Quarter
2003
Operating revenues	$217,130	$244,701	$273,576	$262,944
Operating income	34,453	45,544	53,836	35,000
Net income	17,358	37,957	29,043	19,540
Basic earnings per share	$0.18	$0.40	$0.29	$0.19
Diluted earnings per share	$0.17	$0.36	$0.26	$0.17
2002
Operating revenues	$133,369	$149,303	$165,261	$187,258
Operating income	23,378	27,707	22,461	31,441
Net income	13,004	14,586	12,155	15,163
Basic earnings per share	$1.26	$0.18	$0.13	$0.16
Diluted earnings per share	$0.15	$0.15	$0.12	$0.15

(1)
Government compensation recorded in other income (expense) was $22.8 million in the second quarter of 2003.

        The sum of the quarterly earnings per share amounts does not equal the annual amount reported since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average common shares outstanding and other dilutive potential common shares.

Report of Independent Auditors

The Board of Directors and Stockholders
JetBlue Airways Corporation

        We have audited the accompanying consolidated balance sheets of JetBlue Airways Corporation as of December 31, 2003 and 2002, and the related consolidated statements of income, and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JetBlue Airways Corporation at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                      /s/ ERNST & YOUNG LLP

New York, New York
January 26, 2004

ITEM 9A.    CONTROLS AND PROCEDURES.

        An evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC's rules and forms. There has been no change in our internal control over financial reporting during the three months ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Code of Ethics

        We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to our principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics is publicly available on our website at investor.jetblue.com. If we make substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within five days of such amendment or waiver.

Audit Committee Financial Expert

        Our Board of Directors has determined that at least one person serving on the Audit Committee is an "audit committee financial expert" as defined under Item 401(h) of Regulation S-K. Joy Covey, the Chairman of the Audit Committee, is an "audit committee financial expert" and is independent as defined under applicable SEC and Nasdaq rules.

        Information relating to executive officers is set forth in Part I of this report following Item 4 under "Executive Officers of the Registrant." The other information required by this Item is incorporated by reference from our definitive proxy statement for the 2004 Annual Meeting of Stockholders to be held on May 26, 2004 to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our 2003 fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference from our definitive proxy statement for the 2004 Annual Meeting of Stockholders to be held on May 26, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

        The table below provides information relating to our equity compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance as of December 31, 2003, as adjusted for stock splits:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	17,031,078	$13.30	4,205,965
Equity compensation plans not approved by security holders	—	—	—

Total	17,031,078	$13.30	4,205,965

        The number of shares reserved for issuance under our Crewmember Stock Purchase Plan and 2002 Stock Incentive Plan automatically increases on January 1 each year by three and four percent, respectively, of the total number of shares of our common stock outstanding on the last trading day in December of the prior calendar year. See Note 7 to our consolidated financial statements for further information regarding the material features of the above plans.

        The other information required by this Item is incorporated by reference from our definitive proxy statement for the 2004 Annual Meeting of Stockholders to be held on May 26, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference from our definitive proxy statement for the 2004 Annual Meeting of Stockholders to be held on May 26, 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated by reference from our definitive proxy statement for the 2004 Annual Meeting of Stockholders to be held on May 26, 2004.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.		Financial statements:
Consolidated Balance Sheets—December 31, 2003 and December 31, 2002
Consolidated Statements of Income—For the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows—For the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Stockholders' Equity (Deficit)—For the years ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements
Report of Independent Auditors
	2.		Financial Statement Schedule:
		Report of Independent Auditors on Financial Statement Schedule	S-1
		Schedule II—Valuation of Qualifying Accounts and Reserves	S-2
All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.
	3.		Exhibits: See accompanying Exhibit Index included after the signature page of this report for a list of the exhibits filed or furnished with or incorporated by reference in this report.
(b)			Reports on Form 8-K
• Current Report dated October 7, 2003, reporting under Item 5. "Other Events and Regulation FD Disclosure" announcing a three-for-two stock split.
• Current Report dated October 23, 2003, reporting under Item 9. "Regulation FD Disclosure" furnishing financial results for the third quarter ended September 30, 2003.
• Current Report dated December 4, 2003, reporting under Item 5. "Other Events and Regulation FD Disclosure" announcing November traffic results and a revision of fourth quarter earnings guidance.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION (Registrant)
Date: February 11, 2004	By:	/s/ HOLLY NELSON Vice President and Controller (principal accounting officer)

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on the 11th of February 2004 on behalf of the registrant and in the capacities indicated.

Signature	Capacity

/s/ DAVID NEELEMAN David Neeleman	Chief Executive Officer and Director (Principal Executive Officer)
/s/ JOHN OWEN John Owen	Chief Financial Officer (Principal Financial Officer)
/s/ HOLLY NELSON Holly Nelson	Vice President and Controller (Principal Accounting Officer)
* David Barger	Director
* David Checketts	Director
* Kim Clark	Director
* Joy Covey	Director

* Michael Lazarus	Director
* Neal Moszkowski	Director
* Joel Peterson	Director
* Ann Rhoades	Director
* Frank Sica	Director
*By:	/s/ JOHN OWEN John Owen Attorney-in-Fact

Exhibit Index

2.1	Membership Interest Purchase Agreement among Harris Corporation and Thales Avionics In-Flight Systems, LLC and In-Flight Liquidating, LLC and Glenn S. Latta and Jeffrey A. Frisco and Andreas de Greef and JetBlue Airways Corporation, dated as of September 9, 2002 relating to the interests in LiveTV, LLC—incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated September 27, 2002.
3.1	Amended and Restated Certificate of Incorporation of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
3.2	Amended and Restated Certificate of Incorporation of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated July 10, 2003.
3.3	Amended and Restated Bylaws of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
3.4	Certificate of Designation of Series A Participating Preferred Stock dated April 1, 2002—incorporated by reference to Exhibit 3.2 to to the Current Report on Form 8-K dated July 10, 2003.
4.1	Specimen Stock Certificate—incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
4.2
Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
4.3
Amendment No. 1, dated as of June 30, 2003, to Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3, filed on July 3, 2003, as amended on July 10, 2003 (File No. 333-106781).
4.4
Amendment No. 2, dated as of October 6, 2003, to Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3, filed on October 7, 2003 (File No. 333-109546).
4.5
Registration Rights Agreement, dated as of July 15, 2003, among the Company and Morgan Stanley & Co. Incorporated, Raymond James & Associates, Inc. and Blaylock & Partners, L.P.—incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.
4.6	Summary of Rights to Purchase Series A Participating Preferred Stock—incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
4.7	Stockholder Rights Agreement—incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.

4.8
Indenture, dated as of July 15, 2003, between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee, relating to the Company's 3 1/2% Convertible Notes due 2033—incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.
4.9
Registration Rights Agreement, dated as of July 15, 2003, among JetBlue Airways Corporation and Morgan Stanley & Co. Incorporated, Raymond James & Associates, Inc. and Blaylock & Partners, L.P.—incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.
10.1**
Airbus A320 Purchase Agreement, dated as of April 20, 1999, between AVSA, S.A.R.L. and JetBlue Airways Corporation, including Amendments No. 1 through No. 11 and Letter Agreements No. 1 through No. 10—incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.2**
Amendment No. 12 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated April 19, 2002—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
10.3**
Amendment No. 13 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated November 22, 2002—incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10.4**
Amendment No. 14 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated December 18, 2002—incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10.5**
Amendment No. 15 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated February 10, 2003—incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10.6**
Amendment No. 16 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated April 23, 2003—incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 30, 2003.
10.7+	Amendment No. 17 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated October 1, 2003.
10.8+	Amendment No. 18 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated November 12, 2003.
10.9**	Letter Agreement, dated April 23, 2003, between AVSA, S.A.R.L. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated June 30, 2003.
10.10**
V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, including Side Letters No. 1 through No. 3 and No. 5 through No. 9—incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.11**
Side Letter No. 10 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated April 25, 2002—incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

10.12**
Side Letter No. 11 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated February 10, 2003—incorporated by reference to Exhibit 10.8 from our Annual Report on Form 10-K for the year ended December 31, 2002.
10.13**
Side Letter No. 12 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated March 24, 2003—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q Form 10-Q for the quarterly period ended March 31, 2003.
10.14**
Side Letter No. 13 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated April 23, 2003—incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated June 30, 2003.
10.15+	Side Letter No. 14 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated October 3, 2003.
10.16+	Side Letter No. 15 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated November 10, 2003.
10.17**
Amendment and Restated Agreement between JetBlue Airways Corporation and LiveTV, LLC, dated as of December 17, 2001, including Amendments No. 1, No. 2 and 3—incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.18**
GDL Patent License Agreement between Harris Corporation and LiveTV, LLC, dated as of September 2, 2002—incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for quarterly period ended September 30, 2002.
10.19*
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
10.28*
Non-Competition and Non-Solicitation Agreement, dated as of November 19, 1998, by and among JetBlue Airways Corporation and David Neeleman—incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.29*	1999 Stock Option/Stock Issuance Plan—incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.30*	2002 Stock Incentive Plan—incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.31*	2002 Crewmember Stock Purchase Plan—incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.32*	JetBlue Airways Corporation 401(k) Retirement Plan—incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.33*
Amendment to JetBlue Airways Corporation 401(k) Retirement Plan, dated September 19, 2002—incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10.34*
Amendment to JetBlue Airways Corporation 401(k) Retirement Plan, dated December 18, 2002—incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10.35	Form of Director/Officer Indemnification Agreement—incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.36
Form of Letter Agreement between JetBlue Airways Corporation, the Weston Presidio Funds and Quantum Industrial Partners LDC—incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.37**
EMBRAER-190 Purchase Agreement DCT-025/2003, dated June 9, 2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated June 30, 2003.
10.38**
Letter Agreement DCT-026/2003, dated June 9, 2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K dated June 30, 2003.
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	List of Subsidiaries
23	Consent of Ernst & Young LLP.
24.1	Power of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.
32	Section 1350 Certifications, furnished herewith.

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

Report of Independent Auditors

The Board of Directors and Stockholders
JetBlue Airways Corporation

        We have audited the consolidated financial statements of JetBlue Airways Corporation as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003 and have issued our report thereon dated January 26, 2004, (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        /s/ ERNST & YOUNG LLP

New York, New York
January 26, 2004

S-1

QuickLinks

Table of Contents
FORWARD-LOOKING INFORMATION
PART I
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JETBLUE AIRWAYS CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands)
JETBLUE AIRWAYS CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
JETBLUE AIRWAYS CORPORATION CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts)
JETBLUE AIRWAYS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
JETBLUE AIRWAYS CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (In thousands)
JETBLUE AIRWAYS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003
Report of Independent Auditors
PART III
PART IV
SIGNATURES
Report of Independent Auditors