Form 10-Q
period 2004-03-31
JETBLUE AIRWAYS CORP
filed 2004-04-26
CIK 1158463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-49728

JETBLUE AIRWAYS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	87-0617894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

118-29 Queens Boulevard, Forest Hills, New York	11375
(Address of principal executive offices)	(Zip Code)

(718) 709-3026

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes   ☐   No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   ☒   Yes   ☐   No

As of April 12, 2004, there were 102,505,366 shares of the registrant’s common stock, par value $0.01, outstanding.

JetBlue Airways Corporation
FORM 10-Q

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

JETBLUE AIRWAYS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$554,958	$570,695
Short-term investments	30,454	36,610
Receivables, less allowance	25,310	16,723
Prepaid expenses and other	25,212	21,712
Total current assets	635,934	645,740

PROPERTY AND EQUIPMENT
Flight equipment	1,392,172	1,220,272
Predelivery deposits for flight equipment	194,896	186,453
	1,587,068	1,406,725
Less accumulated depreciation	71,054	60,567
	1,516,014	1,346,158

Other property and equipment	104,699	94,899
Less accumulated depreciation	23,625	20,366
	81,074	74,533

Total property and equipment	1,597,088	1,420,691

OTHER ASSETS
Purchased technology, net	60,589	62,256
Other	62,655	57,070
Total other assets	123,244	119,326
TOTAL ASSETS	$2,356,266	$2,185,757

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$54,891	$52,983
Air traffic liability	166,442	134,719
Accrued salaries, wages and benefits	43,436	61,851
Other accrued liabilities	32,294	23,081
Short-term borrowings	33,000	29,884
Current maturities of long-term debt	78,138	67,101
Total current liabilities	408,201	369,619

LONG-TERM DEBT	1,112,631	1,011,610

DEFERRED TAXES AND OTHER LIABILITIES	142,590	133,392

STOCKHOLDERS’ EQUITY
Common stock, 102,469,269 and 102,069,111 shares issued and outstanding in 2004 and 2003, respectively	1,025	1,021
Additional paid-in capital	555,371	552,375
Retained earnings	134,882	119,689
Unearned compensation	(7,091)	(7,544)
Accumulated other comprehensive income	8,657	5,595
Total stockholders’ equity	692,844	671,136
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,356,266	$2,185,757

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003

OPERATING REVENUES
Passenger	$279,616	$209,903
Other	9,387	7,227
Total operating revenues	289,003	217,130

OPERATING EXPENSES
Salaries, wages and benefits	77,584	56,901
Aircraft fuel	49,245	35,966
Landing fees and other rents	21,517	16,288
Aircraft rent	17,255	13,079
Sales and marketing	13,424	11,427
Depreciation and amortization	16,316	10,322
Maintenance materials and repairs	12,497	3,332
Other operating expenses	48,501	35,362
Total operating expenses	256,339	182,677

OPERATING INCOME	32,664	34,453

OTHER INCOME (EXPENSE)
Interest expense	(9,821)	(6,194)
Capitalized interest	1,576	1,021
Interest income and other	1,345	772
Total other income (expense)	(6,900)	(4,401)

INCOME BEFORE INCOME TAXES	25,764	30,052

Income tax expense	10,571	12,694

NET INCOME	$15,193	$17,358

EARNINGS PER COMMON SHARE:
Basic	$0.15	$0.18

Diluted	$0.14	$0.17

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,193	$17,358
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	10,333	12,106
Depreciation	14,175	9,075
Amortization	2,293	1,327
Changes in certain operating assets and liabilities	8,766	(6,835)
Other, net	2,703	(1,331)
Net cash provided by operating activities	53,463	31,700

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(154,935)	(109,397)
Predelivery deposits for flight equipment	(32,962)	(30,541)
Purchase of short-term investments	—	(10,013)
Proceeds from maturities of short-term investments	10,000	4,500
Other, net	(518)	(35)
Net cash used in investing activities	(178,415)	(145,486)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	923	309
Issuance of long-term debt	133,297	—
Aircraft sale and leaseback transactions	—	113,700
Short-term borrowings	8,722	8,410
Repayment of long-term debt	(21,239)	(13,743)
Repayment of short-term borrowings	(5,606)	(2,710)
Other, net	(6,882)	(33)
Net cash provided by financing activities	109,215	105,933

DECREASE IN CASH AND CASH EQUIVALENTS	(15,737)	(7,853)

Cash and cash equivalents at beginning of period	570,695	246,752

Cash and cash equivalents at end of period	$554,958	$238,899

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation:  Our condensed consolidated financial statements include the accounts of JetBlue Airways Corporation, or JetBlue, and LiveTV, LLC, or LiveTV, collectively “we”, “us” or the “Company”, with all intercompany transactions and balances having been eliminated.  These condensed consolidated financial statements and related notes should be read in conjunction with our 2003 audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003 (our “2003 Form 10-K”).

These condensed consolidated financial statements are unaudited and have been prepared by us following the rules and regulations of the Securities and Exchange Commission, or the SEC, and, in our opinion, reflect all adjustments consisting of normal recurring items which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations; however, we believe that the disclosures are adequate to make the information presented not misleading. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year.

Stock-Based Compensation: We account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Compensation expense for a stock option grant is recognized if the exercise price is less than the fair value of our common stock on the grant date.  The following table illustrates the effect on net income  and earnings per common share if we had applied the fair value method to measure stock-based compensation, as required under the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended(in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$15,193	$17,358
Add: Stock-based employee compensation expense included in reported net income, net of tax	258	252
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax
Crewmember stock purchase plan	(798)	(853)
Employee stock options	(2,701)	(1,415)
Proforma net income	$11,952	$15,342

Earnings per common share:
Basic — as reported	$0.15	$0.18
Basic — proforma	$0.12	$0.16

Diluted — as reported	$0.14	$0.17
Diluted — proforma	$0.11	$0.15

Note 2 – Long-term Debt

On March 24, 2004, we completed a public offering of $431 million of pass-through certificates Series 2004-1 G-1, 2004-1 G-2 and 2004-1 C, or certificates, to finance 13 new Airbus A320 aircraft, scheduled to be delivered through December 2004.  The Class G-1 certificates totaling $119.1 million bear interest at three month London Interbank Offered Rate, or LIBOR, plus 0.375%, the Class G-2 certificates totaling $187.9 million bear interest at three month LIBOR plus 0.42%, and the Class C certificates totaling $124.0 million bear interest at three month LIBOR plus 4.25%. Principal payments are required on the Class G-1 and Class C certificates quarterly commencing on March 15, 2005.  The entire principal amount of the Class G-2 certificates is scheduled to be paid on March 15, 2014.  Interest on all certificates is payable quarterly commencing on June 15, 2004. Separate trusts were established for each class of certificates.

The proceeds from the sale of the certificates are being held in escrow with a depositary. As aircraft are delivered, the proceeds are utilized to purchase our secured equipment notes issued to finance these aircraft.  The proceeds held in escrow are not assets of ours, nor are the certificates obligations of ours or guaranteed by us; therefore they are not included in our condensed consolidated financial statements.  At March 31, 2004, $65.3 million in equipment notes issued by us and secured by two aircraft are direct obligations of ours.  At March 31, 2004, $365.7 million of proceeds from the sale of the certificates was held in escrow and not recorded as an asset or direct obligation of ours.

In addition to the issuance of $65.3 million of equipment notes described above, during the three months ended March 31, 2004 we also issued $68.0 million in floating rate equipment notes due through 2016, the interest on which adjust quarterly based on the three month LIBOR.  At March 31, 2004, the weighted average interest rate of all of our long-term debt was 3.17%, and maturities were $55.2 million for the remainder of 2004, $75.2 million in 2005, $77.9 million in 2006, $80.1 million in 2007, $85.4 million in 2008, $82.3 million in 2009 and $734.7 million thereafter.

Note 3 – Comprehensive Income

Comprehensive income includes changes in the fair value and reclassifications into earnings of amounts previously deferred related to our crude oil financial derivative instruments which qualify for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  Comprehensive income for the three months ended March 31, 2004 totaled $18.3 million, which included our net income of $15.2 million, increases in the fair value of our derivative contracts of $4.7 million (net of $3.4 million in taxes) offset by reclassifications into earnings of $1.6 million (net of $1.2 million in taxes). Comprehensive income for the three months ended March 31, 2003 totaled $16.6 million, which included our net income of $17.4 million offset by decreases in the fair value of our derivative contracts of $0.7 million and reclassifications into earnings of $0.1 million.

Note 4 – Earnings Per Share

The following table shows how we computed basic and diluted earnings per common share (in thousands, except share data):

	Three Months Ended March 31,
	2004	2003

Numerator:
Net income applicable to common stockholders for basic and diluted earnings per share	$15,193	$17,358

Denominator:
Weighted-average shares outstanding for basic earnings per share	102,250,674	93,940,063
Effect of dilutive securities:
Employee stock options	7,955,748	7,048,624
Unvested common stock	20,177	1,795,824

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	110,226,599	102,784,511

Shares issuable upon conversion of our 3½% convertible notes are excluded from the diluted earnings per share calculation for the three months ended March 31, 2004 since the contingent conditions for their conversion have not yet been met.

Note 5 – Income Taxes

Income tax expense is based on estimated annual effective tax rates, which differ from the federal statutory rate of 35% primarily due to state and local income taxes, nondeductible expenses and stock option compensation.

Note 6 – Employee Retirement Plan

We sponsor a retirement profit sharing and 401(k) defined contribution plan, or the Plan.  Our contributions expensed for the Plan for the three months ended March 31, 2004 and 2003 were $5.9 million and $6.3 million, respectively.

Note 7 – Contingencies

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

Note 8 – Financial Instruments and Risk Management

The Company is exposed to the effect of changes in the price and availability of aircraft fuel.  To manage this risk, we periodically purchase crude oil option and swap contracts. The following is a summary of our derivative contracts (in thousands, except as otherwise indicated):

	2004	2003
At March 31:
Fair value of derivative instruments	$14,990	$337
Estimated hedged position during the next 9 months	40%	80%
Longest remaining term (months)	9	21
Hedged volume (barrels)	1,785	3,939

Three months ended March 31:
Hedge effectiveness gains recognized in fuel expense	$5,367	$1,053
Hedge ineffectiveness losses recognized in other income	$387	$235
Percentage of actual consumption hedged	47%	51%

On April 1, 2004, we entered into additional crude oil swap arrangements to hedge approximately 20% of our estimated fuel consumption in 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended March 31, 2004 and 2003

Our net income for the three months ended March 31, 2004 decreased to $15.2 million from $17.4 million for the three months ended March 31, 2003 and represented our 13th consecutive quarterly profit. Diluted earnings per share was $0.14 for the first quarter of 2004 compared with $0.17 for the same period in 2003.

Our operating margin for the three months ended March 31, 2004 was 11.3% compared to 15.9% in 2003 and operating income was $32.7 million in 2004 compared to $34.5 million for the same period in 2003.  Our operations in 2004 were impacted by an extremely competitive revenue environment which resulted in revenues growing at a slower rate than capacity additions, poor weather conditions in the Northeast and increases in maintenance costs.

Operating Revenues.  Operating revenues increased 33.1%, or $71.9 million, primarily due to an increase in passenger revenues. Increased passengers resulting from a 35.3% increase in departures, or $86.9 million, partially offset by a 6.2% decrease in yield, or $17.2 million, drove the increase in passenger revenues of $69.7 million for the three months ended March 31, 2004. The lower yields experienced during 2004 and the 1.5 point reduction in load factor were primarily attributable to an extremely competitive environment which included unprecedented fare discounting and frequent flyer offers by several major airlines in many of the markets we serve.  These carriers also added back capacity that was taken out in 2003 at the onset of hostilities in Iraq, which significantly impacted our east-west markets. Other revenue increased 29.9%, or $2.2 million, primarily due to increased change fees of $1.3 million resulting from more passengers and increases in LiveTV third party revenues of $0.6 million.

Operating Expenses.  Operating expenses increased 40.3%, or $73.7 million, due to an average of 16.6 additional aircraft in service in 2004. Operating capacity increased 44.6% to 4.22 billion available seat miles and an increase in transcontinental flights over 2003 contributed to an 11.0% increase in average stage length. Operating expenses per available seat mile decreased 2.9% to 6.08 cents for the three months ended March 31, 2004.  In detail, operating costs per available seat mile were:

	Three Months Ended March 31,
	2004	2003	Percent Change
	(in cents)
Operating expenses:
Salaries, wages and benefits	1.84	1.95	(5.7)%
Aircraft fuel	1.17	1.23	(5.3)
Landing fees and other rents	.51	.56	(8.6)
Aircraft rent	.41	.45	(8.7)
Sales and marketing	.32	.39	(18.7)
Depreciation and amortization	.39	.35	9.3
Maintenance materials and repairs	.29	.11	159.5
Other operating expenses	1.15	1.22	(5.1)

Total operating expenses	6.08	6.26	(2.9)%

Even with a 44% sequential increase in maintenance expense, cost per available seat mile remained flat compared to the fourth quarter of 2003, when it was 6.09 cents.

Salaries, wages and benefits increased 36.3%, or $20.7 million, due to an increase in average full-time equivalent employees of 36.7% in 2004 compared to 2003. Cost per available seat mile decreased 5.7% as a result of lower profit sharing expense.

Aircraft fuel expense increased 36.9%, or $13.2 million, due to 16.9 million more gallons of aircraft fuel consumed resulting in $16.5 million of additional fuel expense and, after the impact of fuel hedging, a 6.1% decrease in average fuel cost per gallon, or $3.3 million. Cost per available seat mile decreased 5.3% primarily due to the decrease in average fuel cost per gallon.

Landing fees and other rents increased 32.1%, or $5.2 million, due to a 35.3% increase in departures over 2003. Cost per available seat mile decreased 8.6% due to higher capacity and an increase in average stage length.

Aircraft rent increased 31.9%, or $4.2 million, due to having 7.1 more average aircraft under operating leases during the three months ended March 31, 2004 compared to 2003. Cost per available seat mile decreased 8.7% due to our more recent leases having longer lease terms and lower rates.

Sales and marketing expense increased 17.5%, or $2.0 million, due to higher credit card fees resulting from increased passenger revenues. On a cost per available seat mile basis, sales and marketing expense decreased 18.7% due to increases in capacity exceeding increases in advertising costs. We booked the majority of our reservations through a combination of our website (76.9% in 2004) and our own reservation agents (21.1% in 2004).

Depreciation and amortization increased 58.1%, or $6.0 million, due to having 9.5 more average owned aircraft during the three months ended March 31, 2004 compared to the same period in 2003. Cost per available seat mile increased 9.3% primarily due to increased infrastructure expenditures related to the growth of our business.

Maintenance materials and repairs increased 275%, or $9.2 million, due to 16.6 more average operating aircraft in 2004 compared to the same period in 2003, and a gradual aging of the fleet. The cost per available seat mile increased 159% due to the completion of 18 airframe checks in 2004 compared to six in 2003, as well as increased engine and component repairs.

Other operating expenses increased 37.2%, or $13.2 million. Higher variable costs associated with increased capacity and number of passengers served, were the primary reasons for the increase, partially offset by lower insurance rates. Cost per available seat mile decreased 5.1% as a result of higher capacity.

Other Income (Expense).  Interest expense increased 58.6%, or $3.6 million, due to the debt financing of 11 additional aircraft and interest on our 3½% convertible notes resulting in $4.1 million of additional interest expenses, slightly offset by lower interest rates. Capitalized interest increased 54.3%, or $0.6 million, primarily due to higher predelivery deposit balances partially offset by lower interest rates. Interest income increased $0.8 million primarily due to higher cash and investment balances in 2004.  Ineffectiveness losses associated with our derivative contracts are recorded in other income (expense) since they represent the extent to which our derivative contracts do not correlate with aircraft fuel and are not necessarily related to our operations.

The following table sets forth our operating statistics for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,		Percent
	2004	2003	Change

Revenue passengers	2,650,073	2,010,617	31.8
Revenue passenger miles (000)	3,372,295	2,374,846	42.0
Available seat miles (000)	4,218,520	2,918,071	44.6
Load factor	79.9%	81.4%	(1.5	)pts.
Breakeven load factor (1)	73.0%	70.7%	2.3	pts.
Aircraft utilization (hours per day)	13.3	13.1	1.5

Average fare	$105.51	$104.40	1.1
Yield per passenger mile (cents)	8.29	8.84	(6.2)
Passenger revenue per available seat mile (cents)	6.63	7.19	(7.9)
Operating revenue per available seat mile (cents)	6.85	7.44	(7.9)
Operating expense per available seat mile (cents)	6.08	6.26	(2.9)
Airline operating expense per available seat mile (cents) (1)	6.05	6.25	(3.2)

Departures	20,845	15,411	35.3
Average stage length (miles)	1,297	1,169	11.0
Average number of operating aircraft during period	55.3	38.7	43.0
Full-time equivalent employees at period end (1)	5,292	3,981	32.9
Average fuel cost per gallon (cents)	91.66	97.61	(6.1)
Fuel gallons consumed (000)	53,725	36,847	45.8
Percent of sales through jetblue.com during period	76.9%	71.0%	5.9	pts.

(1)    Excludes results of operations and employees for LiveTV, LLC which are unrelated to our airline operations.

Liquidity and Capital Resources

At March 31, 2004, we had cash and cash equivalents of $555.0 million, compared to $570.7 million at December 31, 2003. Cash flows from operating activities were $53.5 million for the three months ended March 31, 2004 compared to $31.7 million for the three months ended March 31, 2003. The increase in operating cash flows was primarily due to the growth of our business. We rely primarily on operating cash flows to provide working capital. We presently have no lines of credit other than a short-term borrowing facility for certain aircraft predelivery deposits.

Investing activities.  During the three months ended March 31, 2004, capital expenditures related to our purchase of flight equipment included expenditures of $141.0 million for four Airbus aircraft, $33.0 million for flight equipment deposits and $4.0 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $9.9 million.

During the three months ended March 31, 2003, capital expenditures related to our purchase of flight equipment included expenditures of $96.5 million for three Airbus aircraft, $30.5 million for flight equipment deposits and $5.1 million for spare part purchases. Capital expenditures for other property and equipment were $7.8 million.

Financing activities.   Financing activities for the three months ended March 31, 2004 consisted of (1) the financing of two aircraft with $65.3 million in floating note equipment notes purchased with proceeds from our public offering of pass-through certificates, (2) the financing of two aircraft with $68.0 million of 12-year floating rate equipment notes issued to various European banks, (3) the repayment of three spare engine notes totaling $9.0 million and (4) scheduled maturities of debt of $12.2 million.

On March 24, 2004, we completed a public offering of $431 million of pass-through certificates Series 2004-1 to finance 13 new Airbus A320 aircraft, scheduled to be delivered through December 2004.  The pre-funded cash proceeds from the sale of the certificates are being held in escrow with a depositary.  As aircraft are delivered, the cash proceeds are utilized to purchase our secured equipment notes issued to finance these aircraft.

Financing activities for the three months ended March 31, 2003 consisted primarily of the sale and leaseback over 20 years of three aircraft for $113.7 million with a U.S. leasing institution and the repayment of debt of $13.7 million.

We currently have on file with the Securities and Exchange Commission an effective shelf registration statement for the issuance of up to $750 million aggregate amount of common stock, preferred stock, debt securities, and/or pass-through certificates.  Through March 31, 2004 as described above, we had issued $431 million of pass-through certificates under this shelf registration statement.

Working Capital.   Our working capital was $227.7 million as of March 31, 2004. We expect to continue generating positive working capital through our operations. However, we cannot predict whether current trends and conditions will continue or what the effect on our business might be from the extremely competitive environment we are operating in or from events that are beyond our control, such as increased fuel prices, airline bankruptcies or consolidations, U.S. military actions, or acts of terrorism.  We have secured financing for all of our remaining aircraft deliveries scheduled for 2004 and, assuming that we utilize the predelivery short-term borrowing facility available to us, we believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

Contractual Obligations

Our noncancelable contractual obligations at March 31, 2004, include the following (in millions):

	Payments due in
	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt (1)	$1,585	$88	$113	$113	$112	$115	$1,044
Operating leases	1,068	74	105	108	93	88	600
Flight equipment obligations	6,430	475	790	1,030	1,045	990	2,100
Short-term borrowings	33	33	—	—	—	—	—
Facilities and other (2)	257	99	60	23	27	23	25
Total	$9,373	$769	$1,068	$1,274	$1,277	$1,216	$3,769

(1)  Includes actual interest and estimated interest for floating-rate debt based on March 31, 2004 rates.

(2)  Amounts represent noncancelable commitments for the purchase of goods and services.

There has been no material change in the terms of our debt instruments or financial covenants from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2003 Form 10-K.  There are no new covenants associated with our equipment notes issued as part of our public offering of pass-through certificates.  At March 31, 2004, we were in compliance with the covenants of all of our debt and lease agreements.

In January, 2004, we entered into a non-cancelable operating lease for one aircraft with a 12-year term.  We have $15.8 million of restricted cash pledged under standby letters of credit related to certain of our leases which expire at the end of the related lease terms.

We operated a fleet of 57 Airbus A320 aircraft, of which 32 were owned and 25 were leased under operating leases, as of March 31, 2004. We also took delivery of one owned aircraft in March that began scheduled service in April 2004.  The average age of our fleet was 22.3 months at March 31, 2004.

As of March 31, 2004, we had on order 95 Airbus A320 aircraft and 100 EMBRAER E190 aircraft with options to acquire 50 additional Airbus A320 aircraft and 100 additional EMBRAER E190 aircraft, which are scheduled for delivery through 2016 (on a relatively even basis during each year) as follows:

Year						End of Year Cumulative Total Fleet(1)
	Firm			Option
	A320	E190	Total	A320	E190

Remainder of 2004	11	—	11	—	—	69
2005	15	7	22	—	—	91
2006	15	18	33	2	—	126
2007	15	18	33	2	—	161
2008	13	18	31	4	—	196
2009	10	18	28	8	—	232
2010	10	18	28	8	—	268
2011	6	3	9	13	15	305
2012	—	—	—	13	18	336
2013	—	—	—	—	18	354
2014	—	—	—	—	18	372
2015	—	—	—	—	18	390
2016	—	—	—	—	13	403
	95	100	195	50	100

(1) Assumes all options are exercised.

Committed expenditures for our 195 firm aircraft and 32 spare engines include estimated amounts for contractual price escalations and predelivery deposits. Debt financing has been arranged for all of our remaining 2004 aircraft deliveries and lease financing has been arranged for the first 30 of our EMBRAER E190 aircraft deliveries. Although we believe that debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot assure you that we will be able to secure financing on terms attractive to us, if at all, which may require us to modify our aircraft acquisition plans. Other anticipated capital expenditures for spare parts, ground purchases and facility improvements for the remainder of 2004 are projected to be approximately $130 million in the aggregate.

In March 2004, the Port Authority of New York and New Jersey and the airlines agreed in principle on an agreement for the use of runways, taxiways and other facilities at JFK and LaGuardia Airports.  While the agreement is not final, the new agreement is expected to have a 20-year term, with a retroactive effective date of January 1, 2004. Financial terms of the new agreement are not materially different from those of the current operating agreement. Until the terms of the new agreement are finalized, a standstill agreement was entered into by the Port Authority and the airlines to extend the original agreement to May 31, 2004.

Off-Balance Sheet Arrangements

We have evaluated our interests in variable interest entities as defined by FASB Interpretation No. 46, Consolidation of Variable Interest Entities, and have determined that we hold a significant variable interest in, but are not the primary beneficiary of, certain pass-through trusts which are the purchasers of equipment notes issued by us and to be held by such pass-through trusts.  The proceeds from the sale of the certificates are being held in escrow with a depositary. As aircraft are delivered, the proceeds are utilized to purchase our secured equipment notes issued to finance these aircraft.  The proceeds held in escrow are not assets of ours, nor are the certificates obligations of ours or guaranteed by us; therefore they are not included in our condensed consolidated financial statements.

As aircraft are delivered, proceeds from the issuance of the certificates will be utilized to purchase our secured equipment notes issued to finance these aircraft. The certificates contain liquidity facilities whereby a third party agrees to make payments sufficient to pay up to 18 months of interest on the applicable certificates if a payment default occurs. The liquidity providers for these certificates are Landesbank Hessen-Thuringen Girozentrale and Morgan Stanley Capital Services.

We utilize a policy provider to provide credit support on the Class G-1 and Class G-2 certificates. The policy provider has unconditionally guaranteed the payment of interest on the certificates when due and the payment of principal on the certificates no later than 18 months after the final expected regular distribution date. The policy provider is MBIA Insurance Corporation (a subsidiary of MBIA, Inc.).  Financial information for the parent company of the policy provider is available at the SEC’s website at http//www.sec.gov or at the SEC’s public reference room in Washington, D.C.

We have also made certain guarantees and indemnities to other unrelated parties that are not reflected on our balance sheet, which, we believe will not have a significant impact on our results of operations or financial condition.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2003 Form 10-K.

Other Information

Outlook.  We expect our operating capacity for 2004 to increase by approximately 37 to 39 percent over 2003 and our average stage length is anticipated to be approximately 1,400 miles, which, together with the current competitive industry environment, should result in lower passenger revenues per available seat mile.  Fuel costs have risen sharply since early December 2003 and may increase further.  Assuming fuel prices of 92 cents per gallon, our cost per available seat mile is expected to be consistent with 2003 and our operating margin is expected to be between 13% and 15% for 2004.  Higher maintenance costs are expected to be partially offset by our fixed costs being spread over more projected available seat miles.

We continue to add service, as reflected by the new daily non-stop service between Boston, MA and Oakland, CA, between Washington, D.C. and Sacramento, CA, and between New York and Aguadilla, Puerto Rico, scheduled to begin in May 2004, and between New York and San Jose, CA, scheduled to begin in June 2004.  We also plan to initiate international service between New York and Santiago and Santo Domingo, Dominican Republic in June 2004, subject to receipt of government operating authority.  Additionally, we anticipate initiating service at New York’s LaGuardia Airport in September 2004.

Recent Awards.  In April 2004, JetBlue was rated as the top airline in domestic quality for 2003 among the 14 largest U.S. airlines in an annual study conducted by the University of Nebraska at Omaha and Wichita State University.  The study, based on Department of Transportation data, assessed on-time performance, denied boardings, mishandled baggage and customer complaints for all carriers with more than 1% of domestic passenger volume.

Forward-Looking Information.  This report contains forward-looking statements relating to future events and our future performance including, without limitation, statements regarding financial forecasts or projections, our expectations, beliefs, intentions or future strategies that are signified by the words “expects”, “anticipates”, “intends”, “believes” or similar language. Our actual results and the timing of certain events could differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date of this report. It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter.

Forward-looking statements involve risks, uncertainties and assumptions and are based on information currently available to us. Actual results may differ materially from those expressed in the forward looking statements due to many factors, including without limitation, our extremely competitive industry, our ability to implement our growth strategy including the integration of the EMBRAER E190 aircraft into our operations, our significant fixed obligations and our reliance on high daily aircraft utilization, increases in maintenance costs, fuel prices and interest rates, our dependence on the New York market, seasonal fluctuations in our operating results, our reliance on sole suppliers, government regulation, the loss of key personnel and potential problems with our workforce, the potential liability associated with the handling of our customer data and future acts of terrorism or the threat of such acts or escalation of U.S. military involvement overseas.

Additional information concerning these and other factors is contained in our Securities and Exchange Commission filings, including but not limited to, our 2003 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2003 Form 10-K, except as follows:

Aircraft fuel.  As of March 31, 2004, we had hedged approximately 40% of our expected remaining 2004 fuel requirements using swaps at an average of $25.34 per barrel. On April 1, 2004, we entered into additional crude oil swap arrangements to hedge approximately 20% of our expected fuel consumption in 2005 at $29.95 per barrel.  Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the March 31, 2004 cost per gallon of fuel, including the effects of our fuel hedges.  Based on our projected twelve month fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $18 million, compared to an estimated $6 million for 2003 measured as of March 31, 2003.  See Note 8 to our unaudited condensed consolidated financial statements for additional information.

Fixed Rate Debt.  On March 31, 2004, our $175 million 3½% convertible notes due in 2033 had an estimated fair value of $178 million, based on quoted market prices.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of March 31, 2004.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.   There has been no change in our internal control over financial reporting during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Item 2.  Changes in Securities and Use of Proceeds.

None

Item 5.    Other Information.

Qualified Trading Plan

Our President and Chief Operating Officer, Dave Barger, has informed us that, in order to diversify his investment portfolio while avoiding conflicts of interest or the appearance of any such conflict that might arise from his positions with us, he has executed a written plan in accordance with SEC Rule 10b5-1 for gradually liquidating a portion of his holdings of our common stock and common stock that will be issued upon exercise of his options. Additionally, our Vice President, General Counsel, James Hnat, and our Vice President, Controller and Chief Accounting Officer, Holly Nelson, have extended their previously established written plans in accordance with SEC Rule 10b5-1. All plans provide for either weekly or monthly stock sales and do not prohibit Mr. Barger, Mr. Hnat or Ms. Nelson from executing additional transactions with respect to our stock.

Item 6.            Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit Number	Description

10.1	Side Letter No. 16 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated February 20, 2004.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certifications Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification Pursuant to Section 1350.

(b)  Reports on Form 8-K

•      Current Report dated January 29, 2004, reporting under Item 12. “Results of Operations and Financial Condition” furnishing financial results for the fourth quarter and year ended December 31, 2003.

•      Current Report dated March 31, 2004, reporting under Item 7. “Financial Statements and Exhibits”.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date: April 26, 2004	By:	/s/ HOLLY NELSON
Vice President and Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	Side Letter No. 16 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated February 20, 2004.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certifications Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification Pursuant to Section 1350.