Form 10-Q
period 2004-06-30
JETBLUE AIRWAYS CORP
filed 2004-07-27
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

As of June 30, 2004, there were 103,359,313 shares of the registrant’s common stock, par value $0.01, outstanding.

JetBlue Airways Corporation
FORM 10-Q

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

JETBLUE AIRWAYS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$513,614	$570,695
Short-term investments	36,049	36,610
Receivables, less allowance	31,940	16,723
Prepaid expenses and other	28,841	21,712
Total current assets	610,444	645,740

PROPERTY AND EQUIPMENT
Flight equipment	1,509,006	1,220,272
Predelivery deposits for flight equipment	232,420	186,453
	1,741,426	1,406,725
Less accumulated depreciation	82,527	60,567
	1,658,899	1,346,158

Other property and equipment	124,361	94,899
Less accumulated depreciation	27,098	20,366
	97,263	74,533

Total property and equipment	1,756,162	1,420,691

OTHER ASSETS
Purchased technology, net	58,834	62,256
Other	84,638	57,070
Total other assets	143,472	119,326
TOTAL ASSETS	$2,510,078	$2,185,757

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$60,807	$52,983
Air traffic liability	171,855	134,719
Accrued salaries, wages and benefits	45,559	61,851
Other accrued liabilities	38,031	23,081
Short-term borrowings	40,091	29,884
Current maturities of long-term debt	82,051	67,101
Total current liabilities	438,394	369,619

LONG-TERM DEBT	1,186,402	1,011,610

DEFERRED TAXES AND OTHER LIABILITIES	153,608	133,392

STOCKHOLDERS’ EQUITY
Common stock, 103,359,313 and 102,069,111 shares issued and outstanding in 2004 and 2003, respectively	1,034	1,021
Additional paid-in capital	568,402	552,375
Retained earnings	156,340	119,689
Unearned compensation	(6,596)	(7,544)
Accumulated other comprehensive income	12,494	5,595
Total stockholders’ equity	731,674	671,136
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,510,078	$2,185,757

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

OPERATING REVENUES
Passenger	$309,175	$237,037	$588,791	$446,940
Other	10,543	7,664	19,930	14,891
Total operating revenues	319,718	244,701	608,721	461,831

OPERATING EXPENSES
Salaries, wages and benefits	83,902	67,827	161,486	124,728
Aircraft fuel	57,430	32,457	106,675	68,423
Landing fees and other rents	21,868	16,309	43,385	32,597
Aircraft rent	17,740	14,907	34,995	27,986
Sales and marketing	18,342	14,541	31,766	25,968
Depreciation and amortization	17,441	11,471	33,757	21,793
Maintenance materials and repairs	8,391	5,366	20,888	8,698
Other operating expenses	49,516	36,279	98,017	71,641
Total operating expenses	274,630	199,157	530,969	381,834

OPERATING INCOME	45,088	45,544	77,752	79,997

OTHER INCOME (EXPENSE)
Interest expense	(12,519)	(6,023)	(22,340)	(12,217)
Capitalized interest	1,810	1,221	3,386	2,242
Interest income and other	2,135	1,948	3,480	2,720
Government compensation	—	22,761	—	22,761
Total other income (expense)	(8,574)	19,907	(15,474)	15,506

INCOME BEFORE INCOME TAXES	36,514	65,451	62,278	95,503

Income tax expense	15,056	27,494	25,627	40,188

NET INCOME	$21,458	$37,957	$36,651	$55,315

EARNINGS PER COMMON SHARE:
Basic	$0.21	$0.40	$0.36	$0.59
Diluted	$0.19	$0.36	$0.33	$0.53

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$36,651	$55,315
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	25,004	39,287
Depreciation	29,411	19,057
Amortization	4,702	2,903
Changes in certain operating assets and liabilities	14,695	12,254
Other, net	1,777	909
Net cash provided by operating activities	112,240	129,725

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(284,893)	(261,804)
Predelivery deposits for flight equipment	(87,791)	(99,384)
Purchase of short-term investments	(13,727)	(10,013)
Proceeds from maturities of short-term investments	20,500	9,185
Other, net	(4,680)	75
Net cash used in investing activities	(370,591)	(361,941)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	10,347	5,325
Issuance of long-term debt	232,315	68,000
Aircraft sale and leaseback transactions	—	189,300
Short-term borrowings	23,238	13,031
Repayment of long-term debt	(42,573)	(26,512)
Repayment of short-term borrowings	(13,031)	(8,130)
Other, net	(9,026)	(2,025)
Net cash provided by financing activities	201,270	238,989

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(57,081)	6,773

Cash and cash equivalents at beginning of period	570,695	246,752

Cash and cash equivalents at end of period	$513,614	$253,525

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

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

These condensed consolidated financial statements are unaudited and have been prepared by us following the rules and regulations of the Securities and Exchange Commission, or the SEC, and, in our opinion, reflect all adjustments including normal recurring items which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations; however, we believe that the disclosures are adequate to make the information presented not misleading. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income, as reported	$21,458	$37,957	$36,651	$55,315
Add: Stock-based employee compensation expense included in reported net income, net of tax	235	257	493	509
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax
Crewmember stock purchase plan	(2,178)	(145)	(2,976)	(999)
Employee stock options	(3,020)	(1,657)	(5,721)	(3,074)
Proforma net income	$16,495	$36,412	$28,447	$51,751

Earnings per common share:
Basic - as reported	$0.21	$0.40	$0.36	$0.59
Basic - proforma	$0.16	$0.39	$0.28	$0.55

Diluted - as reported	$0.19	$0.36	$0.33	$0.53
Diluted - proforma	$0.15	$0.35	$0.26	$0.50

Note 2 – Long-term Debt

On March 24, 2004, we completed a public offering of $431 million of pass-through certificates Series 2004-1 G-1, 2004-1 G-2 and 2004-1 C, or certificates, to finance 13 new Airbus A320 aircraft, scheduled to be delivered through December 2004.  The Class G-1 certificates totaling $119.1 million bear interest at three month London Interbank Offered Rate, or LIBOR, plus 0.375%, the Class G-2 certificates totaling $187.9 million bear interest at three month LIBOR plus 0.42%, and the Class C certificates totaling $124.0 million bear interest at three month LIBOR plus 4.25%. Principal payments are required on the Class G-1 and Class C certificates quarterly commencing on March 15, 2005.  The entire principal amount of the Class G-2 certificates is scheduled to be paid on March 15, 2014.  Interest on all certificates is payable quarterly and commenced on June 15, 2004.  Separate trusts were established for each class of certificates.

The proceeds from the sale of the certificates are being held in escrow with a depositary. As aircraft are delivered, the proceeds are utilized to purchase our secured equipment notes issued to finance these aircraft.  The proceeds held in escrow are not assets of ours, nor are the certificates obligations of ours or guaranteed by us; therefore, they are not included in our condensed consolidated financial statements.  At June 30, 2004, $164.3 million in equipment notes issued by us and secured by five aircraft are direct obligations of ours.  At June 30, 2004, $266.7 million of proceeds from the sale of the certificates was held in escrow and not recorded as an asset or direct obligation of ours.

In addition to the issuance of the equipment notes described above, during the six months ended June 30, 2004, we issued $68.0 million in floating rate equipment notes due through 2016, the interest on which adjusts quarterly based on the three month LIBOR.  At June 30, 2004, the weighted average interest rate of all of our long-term debt was 3.52%, and maturities were $33.9 million for the remainder of 2004, $83.4 million in 2005, $86.1  million in 2006, $88.3 million in 2007, $98.3 million in 2008, $85.5 million in 2009 and $793.0 million thereafter.

In June 2004, we increased our aircraft predelivery deposit funding facility from $34.0 million to $48.0 million.  At June 30, 2004, we had $40.1 million in borrowings outstanding under this facility and the weighted average interest rate on these short-term borrowings was 3.0%.

Note 3 – Comprehensive Income

Comprehensive income includes changes in the fair value and reclassifications into earnings of amounts previously deferred related to our crude oil financial derivative instruments, which qualify for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  Comprehensive income consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income	$21,458	$37,957	$36,651	$55,315
Change in fair value of derivative contracts	12,459	3,672	19,586	2,540
Reclassifications into earnings	(5,889)	48	(8,039)	(130)
Tax effect of change in fair value and reclassifications into earnings	(2,733)	(1,487)	(4,648)	(964)

Comprehensive income	$25,295	$40,190	$43,550	$56,761

Note 4 – Earnings Per Share

The following table shows how we computed basic and diluted earnings per common share (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Numerator:
Net income applicable to common stockholders for basic and diluted earnings per share	$21,458	$37,957	$36,651	$55,315

Denominator:
Weighted-average shares outstanding for basic earnings per share	102,995,633	94,478,120	102,623,153	94,210,577
Effect of dilutive securities:
Employee stock options	8,426,726	8,025,918	8,191,237	7,539,971
Unvested common stock	34,468	1,779,068	27,322	1,787,402

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	111,456,827	104,283,106	110,841,712	103,537,950

For the three and six months ended June 30, 2004, 4.1 million shares issuable upon conversion of our 3½% convertible notes are excluded from the diluted earnings per share calculation since the contingent conditions for their conversion have not yet been met.  For the three and six months ended June 30, 2004, we excluded 2.3 million stock options from the diluted earnings per share computation and for the three and six months ended June 30, 2003, we excluded 0.1 million stock options.  These stock options were excluded from the diluted earnings per share computation because their exercise price was greater than the average market price of our common stock.

Note 5 – Income Taxes

Income tax expense is based on estimated annual effective tax rates, which differ from the federal statutory rate of 35% primarily due to state and local income taxes, nondeductible expenses and stock option compensation.

Note 6 – Employee Retirement Plan

We sponsor a retirement profit sharing and 401(k) defined contribution plan, or the Plan.  Our contributions expensed for the Plan for the three months ended June 30, 2004 and 2003 were $7.8 million and $12.6 million, respectively, and contributions expensed for the Plan for the six months ended June 30, 2004 and 2003 were $13.7 million and $18.9 million, respectively.

Note 7 – Commitments

At June 30, 2004, our firm aircraft orders consisted of 122 Airbus A320 aircraft, 100 Embraer E190 aircraft and 37 spare engines scheduled for delivery through 2012. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, spare engines and predelivery deposits, will be approximately $345 million for the remainder of 2004, $815 million in 2005, $1.12 billion in 2006, $1.16 billion in 2007, $1.19 billion in 2008, $1.22 billion in 2009 and $1.70 billion thereafter. We have options to purchase 50 A320 aircraft and related equipment scheduled for delivery from 2008 through 2013, and we also have options to purchase 100 Embraer E190 aircraft and related equipment scheduled for delivery from 2011 through 2016. Debt financing has been arranged for our eight remaining aircraft deliveries scheduled for 2004. Additionally, lease financing has been arranged for the first 30 Embraer E190 aircraft deliveries scheduled for delivery through March 2007.

Note 8 – Contingencies

Beginning in September 2003, several lawsuits were commenced against us alleging various causes of action, including fraudulent misrepresentation, breach of contract, violation of privacy rights, as well as violations of consumer protection statutes and federal electronic communications laws. These claims arose out of our providing access to limited customer data to a government contractor in connection with a test project for military base security.  Other parties, including certain governmental agencies, are conducting inquiries, and may commence proceedings, file claims or seek other relief with respect to this matter.  We are currently unable to determine the potential impact that this litigation or any inquiries may have upon us.

Holders of our $175 million aggregate principal amount of 3½% convertible unsecured notes due 2033 may convert the notes at a conversion rate of 23.52945 shares per $1,000 principal amount of notes into 4.1 million shares of our common stock under the following circumstances: (1) during any fiscal quarter if the closing sale price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 95% of the product of the closing sale price of our common stock and the conversion rate; (3)  if the notes have been called for redemption; or (4) upon the occurrence of certain corporate transactions.

Note 9 – Financial Instruments and Risk Management

The Company is exposed to the effect of changes in the price and availability of aircraft fuel.  To manage this risk, we periodically purchase crude oil option and swap contracts. The following is a summary of our derivative contracts (in thousands, except as otherwise indicated):

	2004	2003
At June 30:
Fair value of derivative instruments	$21,187	$4,446
Estimated hedged position during the next 12 months	25%	60%
Longest remaining term (months)	18	18
Hedged volume (barrels)	2,760	3,375

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Hedge effectiveness gains (losses) recognized in fuel expense	8,057	(494)	13,424	559
Hedge ineffectiveness gains (losses) recognized in other income	(71)	976	(45)	741
Percentage of actual consumption hedged	46%	73%	46%	62%

Note 10–Government Compensation

In April 2003, the President signed into law the Emergency War Time Supplemental Appropriations Act of 2003, which provided for compensation to domestic air carriers based on their proportional share of passenger security and air carrier infrastructure security fees paid by those carriers through the date of enactment of the legislation. In May 2003, we received $22.8 million in compensation pursuant to this legislation, which is recorded in other income (expense).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended June 30, 2004 and 2003

Our net income for the three months ended June 30, 2004 decreased to $21.5 million from $37.9 million for the three months ended June 30, 2003 and represented our 14th consecutive quarterly profit.  Diluted earnings per share was $0.19 for the second quarter of 2004 compared with $0.36 for the same period in 2003.  Our results for 2003 included $22.8 million in government compensation related to the Emergency War Time Supplemental Appropriations Act of 2003, which, net of income taxes and profit sharing, amounted to $11.5 million, or $0.11 per diluted share.

Our operating margin for the three months ended June 30, 2004 was 14.1% compared to 18.6% in 2003 and operating income was $45.1 million in 2004 compared to $45.5 million for the same period in 2003.  Our operations in 2004 continued to be impacted by record high fuel prices in addition to an extremely competitive revenue environment which resulted in revenues growing at a slower rate than capacity.

Operating Revenues.  Operating revenues increased 30.7%, or $75.0 million, primarily due to an increase in passenger revenues. Increased passengers resulting from a 37.3% increase in departures, or $97.9 million, partially offset by a 7.4% decrease in yield, or $25.7 million, drove the increase in passenger revenues of $72.2 million for the three months ended June 30, 2004. Lower yields experienced during 2004 and a 0.8 point reduction in load factor were primarily attributable to an extremely competitive environment which included significant fare discounting by several major airlines in many of the markets we serve.  These carriers also added back capacity that was taken out in 2003 at the onset of hostilities in Iraq. Other revenues increased 37.6%, or $2.8 million, primarily due to increased change fees of $1.2 million resulting from more passengers, increases in LiveTV third party revenues of $0.5 million and increased concession revenues at New York’s John F. Kennedy International Airport, or JFK, of $0.5 million.

Operating Expenses.  Operating expenses increased 37.9%, or $75.4 million, due to an average of 17.0 additional aircraft in service in 2004. Operating capacity increased 42.2% to 4.66 billion available seat miles.  An increase in transcontinental flights over 2003 contributed to a 7.6% increase in average stage length. Operating expenses per available seat mile decreased 3.0% to 5.90 cents for the three months ended June 30, 2004.  In detail, operating costs per available seat mile were:

	Three Months Ended June 30,		Percent Change
	2004	2003
	(in cents)
Operating expenses:
Salaries, wages and benefits	1.80	2.07	(13.0)%
Aircraft fuel	1.23	.99	24.4%
Landing fees and other rents	.47	.50	(5.7)%
Aircraft rent	.38	.46	(16.3)%
Sales and marketing	.40	.44	(11.3)%
Depreciation and amortization	.38	.35	6.9%
Maintenance materials and repairs	.18	.16	10.0%
Other operating expenses	1.06	1.11	(4.0)%
Total operating expenses	5.90	6.08	(3.0)%

Despite a 36.6% increase in sales and marketing expense and a 16.6% increase in fuel expense from the first quarter of 2004, cost per available seat mile decreased slightly compared to 6.08 cents in the first quarter of 2004 primarily due to lower maintenance costs.

Salaries, wages and benefits increased 23.7%, or $16.0 million, in 2004 compared to 2003 due to an increase in average full-time equivalent employees of 35.2%. Cost per available seat mile decreased 13.0% primarily as a result of a $5.1 million lower profit sharing provision, of which $3.4 million was attributable to Emergency War Time compensation in 2003.

Aircraft fuel expense increased 76.9%, or $25.0 million, due to 18.3 million more gallons of aircraft fuel consumed resulting in $14.4 million of additional fuel expense and, after the impact of fuel hedging, a 22.4% increase in average fuel cost per gallon, or $10.6 million. Cost per available seat mile increased 24.4% primarily due to the increase in average fuel cost per gallon.

Landing fees and other rents increased 34.1%, or $5.6 million, due to a 37.3% increase in departures over 2003. Cost per available seat mile decreased 5.7% due to higher capacity and an increase in average stage length.

Aircraft rent increased 19.0%, or $2.8 million, due to having 4.6 more average aircraft under operating leases during the three months ended June 30, 2004 compared to 2003. Cost per available seat mile decreased 16.3% primarily due to a lower percentage of our aircraft fleet being leased.

Sales and marketing expense increased 26.1%, or $3.8 million, due to higher credit card fees resulting from increased passenger revenues. On a cost per available seat mile basis, sales and marketing expense decreased 11.3% due to increases in capacity exceeding increases in advertising costs. We booked substantially all of our reservations through a combination of our website (75.2% in 2004) and our own reservation agents (23.1% in 2004).

Depreciation and amortization increased 52.0%, or $6.0 million, due to having 12.4 more average owned aircraft during the three months ended June 30, 2004 compared to the same period in 2003. Cost per available seat mile increased 6.9% primarily due to a higher percentage of our aircraft fleet being owned.

Maintenance materials and repairs increased 56.4%, or $3.0 million, due to 17.0 more average operating aircraft in 2004 compared to the same period in 2003 and a gradual aging of the fleet. Cost per available seat mile increased 10.0% due to the completion of 11 airframe checks in 2004 compared to eight in 2003, as well as increased engine and component repairs.

Other operating expenses increased 36.5%, or $13.2 million. Higher variable costs associated with increased capacity and number of passengers served were the primary reasons for the increase, partially offset by non-recurring tax refunds. Cost per available seat mile decreased 4.0% primarily as a result of higher capacity and lower insurance rates.

Other Income (Expense).  Interest expense increased 108%, or $6.5 million, due to the debt financing of 13 additional aircraft and interest on our 3½% convertible notes.  Capitalized interest increased 48.3%, or $0.5 million, primarily due to higher predelivery deposit balances partially offset by lower interest rates. Interest income increased 84.3%, or $0.7 million, primarily due to higher cash and investment balances in 2004.

Six Months Ended June 30, 2004 and 2003

Our net income for the six months ended June 30, 2004 decreased to $36.7 million from $55.3 million for the six months ended June 30, 2003.  Diluted earnings per share was $0.33 for the six months ended June 30, 2004 compared with $0.53 for the same period in 2003.  Our results for 2003 included $22.8 million in Emergency War Time government compensation, which net of income taxes and profit sharing, amounted to $11.5 million, or $0.11 per diluted share.

Our operating margin for the six months ended June 30, 2004 was 12.8% compared to 17.3% in 2003 and operating income was $77.8 million in 2004 compared to $80.0 million for the same period in 2003.  Our operations in 2004 were impacted by an extremely competitive revenue environment which resulted in revenues growing at a slower rate than capacity additions and record high fuel prices, poor weather conditions in the Northeast and increases in maintenance costs.

Operating Revenues.  Operating revenues increased 31.7%, or $146.9 million, primarily due to an increase in passenger revenues. Increased passengers resulting from a 36.3% increase in departures, or $184.8 million, partially offset by a 6.8% decrease in yield, or $42.9 million, drove the increase in passenger revenues of $141.9 million for the six months ended June 30, 2004. Lower yields experienced during 2004 and a 1.2 point reduction in load factor were primarily attributable to an extremely competitive environment, which included unprecedented fare discounting and frequent flyer offers by several major airlines in many of the markets we serve.  These carriers also added back capacity that was taken out in 2003 at the onset of hostilities in Iraq, which significantly impacted our east-west markets. Other revenues increased 33.8%, or $5.0 million, primarily due to increased change fees of $2.5 million resulting from more passengers and increases in LiveTV third party revenues of $1.1 million.

Operating Expenses.  Operating expenses increased 39.1%, or $149.1 million, due to an average of 16.8 additional aircraft in service in 2004. Operating capacity increased 43.3% to 8.88 billion available seat miles.  An increase in transcontinental flights over 2003 contributed to an 9.2% increase in average stage length. Operating expenses per available seat mile decreased 3.0% to 5.98 cents for the six months ended June 30, 2004.  In detail, operating costs per available seat mile were:

	Six Months Ended June 30,		Percent Change
	2004	2003
	(in cents)
Operating expenses:
Salaries, wages and benefits	1.82	2.01	(9.7)%
Aircraft fuel	1.20	1.10	8.8%
Landing fees and other rents	.49	.53	(7.1)%
Aircraft rent	.39	.45	(12.7)%
Sales and marketing	.36	.42	(14.6)%
Depreciation and amortization	.38	.35	8.1%
Maintenance materials and repairs	.24	.14	67.6%
Other operating expenses	1.10	1.17	(4.5)%
Total operating expenses	5.98	6.17	(3.0)%

Salaries, wages and benefits increased 29.5%, or $36.7 million, due to an increase in average full-time equivalent employees of 37.1% in 2004 compared to 2003. Cost per available seat mile decreased 9.7% principally as a result of a $5.9 million lower profit sharing provision, of which $3.4 million was attributable to Emergency War Time compensation in 2003.

Aircraft fuel expense increased 55.9%, or $38.2 million, due to 35.2 million more gallons of aircraft fuel consumed resulting in $30.9 million of additional fuel expense and, after the impact of fuel hedging, a 7.4% increase in average fuel cost per gallon, or $7.3 million. Cost per available seat mile increased 8.8% primarily due to the increase in average fuel cost per gallon.

Landing fees and other rents increased 33.1%, or $10.8 million, due to a 36.3% increase in departures over 2003. Cost per available seat mile decreased 7.1% due to higher capacity and an increase in average stage length.

Aircraft rent increased 25.0%, or $7.0 million, due to having 5.8 more average aircraft under operating leases during the six months ended June 30, 2004 compared to 2003. Cost per available seat mile decreased 12.7% due to a lower percentage of our aircraft fleet being leased.

Sales and marketing expense increased 22.3%, or $5.8 million, due to higher credit card fees resulting from increased passenger revenues. On a cost per available seat mile basis, sales and marketing expense decreased 14.6% due to increases in capacity exceeding increases in advertising costs. We booked substantially all of our reservations through a combination of our website (76.1% in 2004) and our own reservation agents (22.1% in 2004).

Depreciation and amortization increased 54.9%, or $12.0 million, due to having 11.0 more average owned aircraft during the six months ended June 30, 2004 compared to the same period in 2003. Cost per available seat mile increased 8.1% primarily due to a higher percentage of our aircraft fleet being owned.

Maintenance materials and repairs increased 140%, or $12.2 million, due to 16.8 more average operating aircraft in 2004 compared to the same period in 2003, and a gradual aging of the fleet. Cost per available seat mile increased 67.6% due to the completion of 29 airframe checks in 2004 compared to 14 in 2003, as well as increased engine and component repairs.

Other operating expenses increased 36.8%, or $26.4 million. Higher variable costs associated with increased capacity and number of passengers served were the primary reasons for the increase, partially offset by non-recurring tax refunds. Cost per available seat mile decreased 4.5% primarily as a result of higher capacity and lower insurance rates.

Other Income (Expense).  Interest expense increased 82.9%, or $10.1 million, due to the debt financing of 13 additional aircraft and interest on our 3½% convertible notes resulting in $10.7 million of additional interest expense, slightly offset by lower interest rates. Capitalized interest increased 51.0%, or $1.1 million, primarily due to higher predelivery deposit balances partially offset by lower interest rates. Interest income increased 78.1%, or $1.5 million, primarily due to higher cash and investment balances in 2004.

The following table sets forth our operating statistics for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Percent Change		Six Months Ended June 30,		Percent Change
	2004	2003			2004	2003

Revenue passengers	2,920,697	2,209,920	32.2		5,570,770	4,220,537	32.0
Revenue passenger miles (000)	3,935,385	2,795,016	40.8		7,307,680	5,169,862	41.4
Available seat miles (000)	4,656,795	3,275,219	42.2		8,875,315	6,193,290	43.3
Load factor	84.5%	85.3%	(0.8	)pts	82.3%	83.5%	(1.2	)pts
Breakeven load factor (1)	74.0%	71.5%	2.5	pts	73.6%	71.2%	2.4	pts
Aircraft utilization (hours per day)	13.7	12.9	5.5		13.5	13.0	3.5

Average fare	$105.86	$107.26	(1.3)		$105.69	$105.90	(0.2)
Yield per passenger mile (cents)	7.86	8.48	(7.4)		8.06	8.65	(6.8)
Passenger revenue per available seat mile (cents)	6.64	7.24	(8.3)		6.63	7.22	(8.1)
Operating revenue per available seat mile (cents)	6.87	7.47	(8.1)		6.86	7.46	(8.0)
Operating expense per available seat mile (cents)	5.90	6.08	(3.0)		5.98	6.17	(3.0)
Airline operating expense per available seat mile (cents)(1)	5.84	6.06	(3.7)		5.93	6.15	(3.6)

Departures	22,145	16,133	37.3		42,990	31,544	36.3
Average stage length (miles)	1,348	1,253	7.6		1,323	1,212	9.2
Average number of operating aircraft during period	58.6	41.6	40.8		57.0	40.2	41.9
Average fuel cost per gallon (cents)	96.73	79.01	22.4		94.32	87.80	7.4
Fuel gallons consumed (000)	59,370	41,080	44.5		113,095	77,927	45.1
Percent of sales through jetBlue.com during period	75.2%	72.5%	2.7	pts	76.1%	71.7%	4.4	pts
Full-time equivalent employees at period end (1)					5,718	4,402	29.9

(1)                                  Excludes results of operations and employees for LiveTV, LLC which are unrelated to our airline operations.

Liquidity and Capital Resources

At June 30, 2004, we had cash and cash equivalents of $513.6 million, compared to $570.7 million at December 31, 2003. Cash flows from operating activities were $112.2 million for the six months ended June 30, 2004 compared to $129.7 million for the six months ended June 30, 2003. Cash flows from operations in 2004 would have increased 4.9% had we not received $22.8 million in government compensation in 2003. This increase is attributable to a 41.4% increase in revenue passenger miles over 2003 offset by lower yields, higher fuel prices and increased maintenance costs. We rely primarily on operating cash flows to provide working capital. We presently have no lines of credit other than a short-term borrowing facility for certain aircraft predelivery deposits.  In June 2004, we increased this facility from $34.0 million to $48.0 million and, at June 30, 2004, we had $40.1 million in borrowings outstanding under this facility.

Investing activities.  During the six months ended June 30, 2004, capital expenditures related to our purchase of flight equipment included expenditures of $245.2 million for seven Airbus A320 aircraft, $87.8 million for flight equipment deposits and $8.3 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $31.4 million.

During the six months ended June 30, 2003, capital expenditures related to our purchase of flight equipment included expenditures of $232.9 million for seven Airbus aircraft and one spare engine, $99.4 million for flight equipment deposits and $9.7 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $19.2 million.

Financing activities.   Financing activities for the six months ended June 30, 2004 consisted of (1) the financing of five aircraft with $164.3 million in floating rate equipment notes purchased with proceeds from our public offering of pass-through certificates, (2) the financing of two aircraft with $68.0 million of 12-year floating rate equipment notes issued to a European bank, (3) the repayment of three spare engine notes totaling $9.4 million and (4) scheduled maturities of $33.2 million of debt.

On March 24, 2004, we completed a public offering of $431 million of pass-through certificates Series 2004-1 to finance 13 new Airbus A320 aircraft, scheduled to be delivered through December 2004.  The pre-funded cash proceeds from the sale of the certificates are being held in escrow with a depositary.  As aircraft are delivered, the cash proceeds are utilized to purchase secured equipment notes issued by us.

Financing activities for the six months ended June 30, 2003 consisted primarily of (1) the sale and leaseback over 20 years of five aircraft for $189.3 million with a U.S. leasing institution, (2) the issuance of $68.0 million of 10-year floating rate equipment notes issued to various European banks secured by two aircraft and (3)  and the repayment of $26.5 million of long-term debt.

We currently have on file with the Securities and Exchange Commission, or the SEC, an effective shelf registration statement for the issuance of up to $750 million aggregate amount of common stock, preferred stock, debt securities, and/or pass-through certificates.  Through June 30, 2004, as described above, we had issued $431 million of pass-through certificates under this shelf registration statement.

Working Capital.   Our working capital was $172.1 million as of June 30, 2004. We expect to continue generating positive working capital through our operations. However, we cannot predict whether current trends and conditions will continue or what the effect on our business might be from the extremely competitive environment we are operating in or from events that are beyond our control, such as increased fuel prices, airline bankruptcies or consolidations, U.S. military actions, or acts of terrorism.  We have secured financing for all of our remaining aircraft deliveries scheduled for 2004 and, assuming that we utilize the predelivery short-term borrowing facility available to us, we believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

Contractual Obligations

Our noncancelable contractual obligations at June 30, 2004 include the following (in millions):

	Payments due in
	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt (1)	$1,711	$59	$132	$131	$129	$133	$1,127
Operating leases	1,053	50	107	110	94	89	603
Flight equipment obligations	7,550	345	815	1,120	1,160	1,190	2,920
Short-term borrowings	40	40	—	—	—	—	—
Facilities and other (2)	318	106	72	28	34	33	45
Total	$10,672	$600	$1,126	$1,389	$1,417	$1,445	$4,695

(1) Includes actual interest and estimated interest for floating-rate debt based on June 30, 2004 rates.

(2) Amounts represent noncancelable commitments for the purchase of goods and services.

There has been no material change in the terms of our debt instruments or financial covenants from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2003 Form 10-K.  There are no new covenants associated with our equipment notes issued as part of our public offering of pass-through certificates.  At June 30, 2004, we were in compliance with the covenants of all of our debt and lease agreements.

In January 2004, we entered into a non-cancelable operating lease for one aircraft with a 12-year term.  We have $20.0 million of restricted cash pledged under standby letters of credit related to certain of our leases which expire at the end of the related lease terms.

We operated a fleet of 60 Airbus A320 aircraft, of which 35 were owned and 25 were leased under operating leases, as of June 30, 2004. We also took delivery of one owned aircraft in June that began scheduled service in July 2004.  The average age of our fleet was 24 months at June 30, 2004.

On June 7, 2004, we amended our purchase agreement with AVSA, S.A.R.L., an affiliate of Airbus Industrie, increasing our firm orders for new aircraft by 30 through the exercise of existing purchase options.  We also received additional purchase options for 30 new aircraft.  Concurrently, we amended our purchase agreement with International Aero Engines to increase our firm engine orders to correspond to the increase in our firm aircraft ordered in addition to ordering five new spare engines.

As of June 30, 2004, we had on order 122 Airbus A320 aircraft and 100 Embraer E190 aircraft with options to acquire 50 additional Airbus A320 aircraft and 100 additional Embraer E190 aircraft, which are scheduled for delivery through 2016 (on a relatively even basis during each year) as follows:

Year	Firm			Option		End of Year Cumulative Total Fleet(1)

	A320	E190	Total	A320	E190

Remainder of 2004	8	—	8	—	—	69
2005	15	7	22	—	—	91
2006	17	18	35	—	—	126
2007	17	18	35	—	—	161
2008	17	18	35	2	—	198
2009	18	18	36	2	—	236
2010	18	18	36	2	—	274
2011	12	3	15	9	15	313
2012	—	—	—	20	18	351
2013	—	—	—	15	18	384
2014	—	—	—	—	18	402
2015	—	—	—	—	18	420
2016	—	—	—	—	13	433
	122	100	222	50	100

(1) Assumes all options are exercised.

Committed expenditures for our 222 firm aircraft and 37 spare engines include estimated amounts for contractual price escalations and predelivery deposits. Debt financing has been arranged for all of our remaining 2004 aircraft deliveries and lease financing has been arranged for the first 30 of our Embraer E190 aircraft deliveries. Although we believe that debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot assure you that we will be able to secure financing on terms attractive to us, if at all, which may require us to modify our aircraft acquisition plans. Other anticipated capital expenditures for spare parts, ground purchases and facility improvements for the remainder of 2004 are projected to be approximately $95 million in the aggregate.

In March 2004, the Port Authority of New York and New Jersey and the airlines agreed in principle on an agreement for the use of runways, taxiways and other facilities at JFK and LaGuardia Airports.  While the agreement is not final, the new agreement is expected to have a 20-year term, with a retroactive effective date of January 1, 2004. Financial terms of the new agreement are not materially different from those of the current operating agreement. Until the terms of the new agreement are finalized, a standstill agreement was entered into by the Port Authority and the airlines that extended the original agreement to June 30, 2004. We anticipate that the Port Authority and the airlines will execute an additional standstill agreement that will expire on September 30, 2004.

Off-Balance Sheet Arrangements

We have evaluated our interests in variable interest entities as defined by FASB Interpretation No. 46, Consolidation of Variable Interest Entities, and have determined that we hold a significant variable interest in, but are not the primary beneficiary of, certain pass-through trusts which are the purchasers of equipment notes issued by us and to be held by such pass-through trusts.  The proceeds from the sale of the certificates are being held in escrow with a depositary. As aircraft are delivered, the proceeds are utilized to purchase secured equipment notes issued by us.  The proceeds held in escrow are not assets of ours, nor are the certificates obligations of ours or guaranteed by us; therefore they are not included in our condensed consolidated financial statements.

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

We have also made certain guarantees and indemnities to other unrelated parties that are not reflected on our balance sheet, which we believe will not have a significant impact on our results of operations or financial condition.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2003 Form 10-K.

Other Information

Outlook.  We expect our full-year operating capacity for 2004 to increase by approximately 40 to 42 percent over 2003 and our average stage length is anticipated to be approximately 1,350 miles, which, together with the current competitive industry environment, should result in lower passenger revenue per available seat mile.  Fuel costs have risen sharply since early December 2003 and may increase further.  Assuming fuel prices of 92 cents per gallon, net of hedges, our cost per available seat mile is expected to be slightly lower than 2003 and our operating margin is expected to be between 12% and 14% for 2004.  Higher maintenance costs are expected to be partially offset by our fixed costs being spread over more projected available seat miles.

We continue to add service, as reflected by the new daily non-stop service between Boston, MA and Fort Myers, FL and between New York and Phoenix, AZ, scheduled to commence in October 2004.   Additionally, we plan to initiate service from New York’s LaGuardia Airport to Fort Lauderdale, Florida in September 2004.

 Improved Customer Service. In June 2004, we launched CompanyBlue, an online corporate booking tool which provides corporate travel managers with free comprehensive reporting tools and allows corporate travelers to book online.

Employment Agreements.  On July 21, 2004 we executed agreements with our Chief Executive Officer, David Neeleman, and our President and Chief Operating Officer, David Barger, extending the terms of their employment contracts with us.  Mr. Neeleman’s employment term has been extended through August 2009 and Mr. Barger’s employment term has been extended through August 2008.

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

Aircraft fuel.  As of June 30, 2004, we had hedged slightly less than 40% of our expected remaining 2004 fuel requirements using swaps at an average of $25.34 per barrel.  Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the June 30, 2004 cost per gallon of fuel, including the effects of our fuel hedges.  Based on our projected twelve month fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $23 million, compared to an estimated $6 million for 2003 measured as of June 30, 2003.  See Note 9 to our unaudited condensed consolidated financial statements for additional information.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of June 30, 2004.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.   There has been no change in our internal control over financial reporting during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

Beginning September 2003, we became aware that several lawsuits were commenced against us in the 3rd Judicial District Court of Utah, San Diego Superior Court, the U.S. District Court for the Central District of California, the U.S. District Court for the Eastern District of New York and the U.S. District Court for the Southern District of Florida, alleging various causes of action, including fraudulent misrepresentation, breach of contract, violation of privacy rights, as well as violations of consumer protection statutes and federal electronic communications laws. These claims arose out of our providing access to limited customer data to a government contractor in connection with a test project for military base security. Other parties, including other governmental agencies, are conducting inquiries, and may commence proceedings or file claims with respect to this matter. Since various motions are pending in several of the actions and the litigation is in preliminary stages, we are currently unable to determine the potential impact that this litigation or any inquiries may have upon us.

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

Item 2.  Changes in Securities and Use of Proceeds.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

At our annual meeting of stockholders held on May 26, 2004, our stockholders approved the election of the persons named below to our Board of Directors for a three-year term by the vote indicated below:

	For	Withheld

David Barger	86,138,283	98,502

David Checketts	85,980,327	256,458

Neal Moszkowski	86,127,991	108,794

There were no broker non-votes on this matter. Following the meeting, the terms of office of our other directors, Kim Clark, Joy Covey, Joel Peterson, Ann Rhoades, Michael Lazarus, David Neeleman and Frank Sica, continued.

Additionally, at our annual meeting, our stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2004 by the vote indicated:

	For	Against	Abstain

Ernst & Young LLP	85,799,903	179,091	257,791

There were no broker non-votes on this matter.

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K.

(a)          Exhibits:  See accompanying Exhibit Index included after the signature page of this report for a list of the exhibits filed or furnished with or incorporated by reference in this report.

(b)         Reports on Form 8-K

•                  Current Report dated April 22, 2004, reporting under Item 12. “Results of Operations and Financial Condition” furnishing financial results for the first quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION

(Registrant)

Date: July 27, 2004	By:	/s/ JOHN OWEN
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1*	Amendment No. 19 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated June 4, 2004.

10.2*	Amendment No. 20 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated June 7, 2004.

10.3*	Side Letter No. 17 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated June 11, 2004.

10.4	Amendment to JetBlue Airways Corporation 401(k) Retirement Plan, Dated November 19, 2003.

10.5	First Amendment to Employment Agreement, dated July 21, 2004, between JetBlue Airways Corporation and David Neeleman.

10.6	First Amendment to Employment Agreement, dated July 21, 2004, between JetBlue Airways Corporation and David Barger.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certifications Pursuant to Rule 13a-14(a)/15d-14(a), furnished herewith.

32.1	Certification Pursuant to Section 1350, furnished herewith.

*

Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the Commission.