Form 10-Q
period 2004-09-30
JETBLUE AIRWAYS CORP
filed 2004-11-01
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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
☒  Yes  ☐  No

As of September 30, 2004, there were 103,602,879 shares of the registrant’s common stock, par value $0.01, outstanding.

JetBlue Airways Corporation

FORM 10-Q

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

JETBLUE AIRWAYS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$466,236	$570,695
Short-term investments	50,455	36,610
Receivables, less allowance	39,057	16,723
Prepaid expenses and other	30,461	21,712
Total current assets	586,209	645,740

PROPERTY AND EQUIPMENT
Flight equipment	1,647,387	1,220,272
Predelivery deposits for flight equipment	243,808	186,453
	1,891,195	1,406,725
Less accumulated depreciation	94,942	60,567
	1,796,253	1,346,158

Other property and equipment	149,537	95,299
Less accumulated depreciation	29,300	20,467
	120,237	74,832

Total property and equipment	1,916,490	1,420,990

OTHER ASSETS
Purchased technology, net	56,640	62,256
Other	87,552	56,771
Total other assets	144,192	119,027
TOTAL ASSETS	$2,646,891	$2,185,757

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$67,238	$52,983
Air traffic liability	180,596	134,719
Accrued salaries, wages and benefits	55,813	61,851
Other accrued liabilities	35,112	23,081
Short-term borrowings	43,300	29,884
Current maturities of long-term debt	90,696	67,101
Total current liabilities	472,755	369,619

LONG-TERM DEBT	1,265,312	1,011,610

DEFERRED TAXES AND OTHER LIABILITIES	156,713	133,392

STOCKHOLDERS’ EQUITY
Common stock, 103,602,879 and 102,069,111 shares issued and outstanding in 2004 and 2003, respectively	1,036	1,021
Additional paid-in capital	570,576	552,375
Retained earnings	164,763	119,689
Unearned compensation	(6,156)	(7,544)
Accumulated other comprehensive income	21,892	5,595
Total stockholders’ equity	752,111	671,136
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,646,891	$2,185,757

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

OPERATING REVENUES
Passenger	$311,602	$264,431	$900,393	$711,371
Other	11,613	9,145	31,543	24,036
Total operating revenues	323,215	273,576	931,936	735,407

OPERATING EXPENSES
Salaries, wages and benefits	86,255	69,875	247,741	194,603
Aircraft fuel	68,499	38,295	175,174	106,719
Landing fees and other rents	24,699	18,852	68,084	51,448
Aircraft rent	17,553	15,673	52,548	43,659
Sales and marketing	14,657	15,067	46,423	41,035
Depreciation and amortization	19,550	13,700	53,307	35,493
Maintenance materials and repairs	11,518	5,755	32,406	14,453
Other operating expenses	57,499	42,523	155,516	114,164
Total operating expenses	300,230	219,740	831,199	601,574

OPERATING INCOME	22,985	53,836	100,737	133,833

OTHER INCOME (EXPENSE)
Interest expense	(14,172)	(7,857)	(36,512)	(20,074)
Capitalized interest	2,477	1,405	5,863	3,647
Interest income and other	2,520	2,033	6,000	4,753
Government compensation	—	—	—	22,761
Total other income (expense)	(9,175)	(4,419)	(24,649)	11,087

INCOME BEFORE INCOME TAXES	13,810	49,417	76,088	144,920

Income tax expense	5,387	20,374	31,014	60,562

NET INCOME	$8,423	$29,043	$45,074	$84,358

EARNINGS PER COMMON SHARE:
Basic	$0.08	$0.29	$0.44	$0.88
Diluted	$0.08	$0.26	$0.41	$0.80

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$45,074	$84,358
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	30,829	58,779
Depreciation	46,327	31,113
Amortization	7,598	4,699
Changes in certain operating assets and liabilities	22,103	36,233
Other, net	4,401	3,928
Net cash provided by operating activities	156,332	219,110

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(419,400)	(346,428)
Predelivery deposits for flight equipment	(133,954)	(123,753)
Purchase of short-term investments	(13,727)	(20,802)
Proceeds from maturities of short-term investments	20,500	9,185
Other, net	(4,924)	588
Net cash used in investing activities	(551,505)	(481,210)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	11,021	130,235
Issuance of long-term debt	332,055	311,000
Aircraft sale and leaseback transactions	—	189,300
Short-term borrowings	34,856	21,441
Repayment of long-term debt	(54,758)	(37,753)
Repayment of short-term borrowings	(21,440)	(16,260)
Other, net	(11,020)	(8,386)
Net cash provided by financing activities	290,714	589,577

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(104,459)	327,477
Cash and cash equivalents at beginning of period	570,695	246,752
Cash and cash equivalents at end of period	$466,236	$574,229

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$8,423	$29,043	$45,074	$84,358
Add: Stock-based employee compensation expense included in reported net income, net of tax	263	260	756	769
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax
Crewmember stock purchase plan	(1,583)	(605)	(4,559)	(1,604)
Employee stock options	(3,361)	(2,002)	(9,082)	(5,076)
Proforma net income	$3,742	$26,696	$32,189	$78,447

Earnings per common share:
Basic - as reported	$0.08	$0.29	$0.44	$0.88
Basic - proforma	$0.04	$0.27	$0.31	$0.82

Diluted - as reported	$0.08	$0.26	$0.41	$0.80
Diluted - proforma	$0.03	$0.24	$0.29	$0.74

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

The proceeds from the sale of the certificates are being held in escrow with a depositary. As aircraft are delivered, the proceeds are utilized to purchase our secured equipment notes issued to finance these aircraft.  The proceeds held in escrow are not assets of ours, nor are the certificates obligations of ours or guaranteed by us; therefore, they are not included in our condensed consolidated financial statements.  At September 30, 2004, $264.1 million in equipment notes issued by us and secured by eight aircraft are direct obligations of ours.  During the three months ended September 30, 2004, we issued a total of $99.7 million in secured equipment notes to the trusts described above.  At September 30, 2004, $166.9 million of proceeds from the sale of the certificates was held in escrow and not recorded as an asset or direct obligation of ours.

In addition to the issuance of the equipment notes described above, during the nine months ended September 30, 2004, we issued $68.0 million in floating rate equipment notes due through 2016, the interest on which adjusts quarterly based on the three month LIBOR.  At September 30, 2004, the weighted average interest rate of all of our long-term debt was 3.72%, and maturities were $21.7 million for the remainder of 2004, $91.6 million in 2005, $94.3 million in 2006, $96.5 million in 2007, $111.3 million in 2008, $88.8 million in 2009 and $851.8 million thereafter.

In June 2004, we increased our aircraft predelivery deposit funding facility from $34.0 million to $48.0 million.  At September 30, 2004, we had $43.3 million in borrowings outstanding under this facility and the weighted average interest rate on these short-term borrowings was 3.5%.

Note 3 – Comprehensive Income

Comprehensive income includes changes in the fair value and reclassifications into earnings of amounts previously deferred related to our crude oil financial derivative instruments, which qualify for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  Comprehensive income consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income	$8,423	$29,043	$45,074	$84,358
Change in fair value of derivative contracts	22,678	1,054	42,264	3,594
Reclassifications into earnings	(6,666)	(336)	(14,705)	(466)
Tax effect of change in fair value and reclassifications into earnings	(6,612)	(287)	(11,260)	(1,251)
Comprehensive income	$17,823	$29,474	$61,373	$86,235

Note 4 – Earnings Per Share

The following table shows how we computed basic and diluted earnings per common share (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Numerator:
Net income applicable to common stockholders for basic and diluted earnings per share	$8,423	$29,043	$45,074	$84,358

Denominator:
Weighted-average shares outstanding for basic earnings per share	103,489,672	98,913,276	102,914,105	95,795,369
Effect of dilutive securities:
Employee stock options	7,296,432	10,281,813	7,890,791	8,490,358
Unvested common stock	30,863	1,601,708	28,511	1,724,823

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	110,816,967	110,796,797	110,833,407	106,010,550

For the three and nine months ended September 30, 2004, 4.1 million shares issuable upon conversion of our 3½% convertible notes are excluded from the diluted earnings per share calculation since the contingent conditions for their conversion have not yet been met.  For the three and nine months ended September 30, 2004, we excluded 3.4 million shares issuable upon exercise of outstanding stock options from the diluted earnings per share computation.  These stock options were excluded from the diluted earnings per share computation because their exercise price was greater than the average market price of our common stock.  No shares were excluded from the diluted earnings per share computation for the three and nine months ended September 30, 2003.

On September 30, 2004, the Emerging Issues Task Force reached consensus on Issue No. 04-08, or EITF 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which changes the treatment of contingently convertible debt instruments in the calculation of diluted earnings per share.  EITF 04-08 provides that the shares issuable upon conversion of these debt instruments be included in the earnings per share computation, if dilutive, regardless of whether the contingent conditions for their conversion have been met.  This change does not have any effect on net income, but it may affect the related earnings per share amounts.  The new rules will be effective for reporting periods ending after December 15, 2004.  We plan to adopt EITF 04-08 as of December 31, 2004.  We will include, if dilutive, the assumed conversion of our 3½% convertible notes issued in July 2003 in all of our reported diluted earnings per share calculations.  We expect this change to have an immaterial impact on our diluted earnings per share calculations.

Note 5 – Income Taxes

Income tax expense is based on estimated annual effective tax rates, which differ from the federal statutory rate of 35% primarily due to state and local income taxes, nondeductible expenses and stock option compensation.

Note 6 – Employee Retirement Plan

We sponsor a retirement profit sharing and 401(k) defined contribution plan, or the Plan.  Our contributions expensed for the Plan for the three months ended September 30, 2004 and 2003 were $3.9 million and $9.7 million, respectively, and contributions expensed for the Plan for the nine months ended September 30, 2004 and 2003 were $17.6 million and $28.6 million, respectively.

Note 7 – Commitments

At September 30, 2004, our firm aircraft orders consisted of 119 Airbus A320 aircraft, 100 Embraer E190 aircraft and 37 spare engines scheduled for delivery through 2012. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, spare engines and predelivery deposits, will be approximately $200 million for the remainder of 2004, $805 million in 2005, $1.13 billion in 2006, $1.16 billion in 2007, $1.20 billion in 2008, $1.23 billion in 2009 and $1.71 billion thereafter. We have options to purchase 50 A320 aircraft and related equipment scheduled for delivery from 2008 through 2013, and we also have options to purchase 100 Embraer E190 aircraft and related equipment scheduled for delivery from 2011 through 2016. Debt financing has been arranged for our five remaining aircraft deliveries scheduled for 2004. Additionally, lease financing has been arranged for the first 30 Embraer E190 aircraft deliveries scheduled for delivery through March 2007.

Note 8 – Contingencies

Beginning in September 2003, several lawsuits were commenced against us alleging various causes of action, including fraudulent misrepresentation, breach of contract, violation of privacy rights, as well as violations of consumer protection statutes and federal electronic communications laws. These claims arose out of our providing access to limited customer data to a government contractor in connection with a test project for military base security. Since the lawsuits are in the preliminary stages, we are unable to determine the impact they may have upon us.

Holders of $175 million aggregate principal amount of our 3½% convertible unsecured notes due 2033 may convert the notes at a conversion rate of 23.52945 shares per $1,000 principal amount of notes into 4.1 million shares of our common stock under the following circumstances: (1) during any fiscal quarter if the closing sale price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 95% of the product of the closing sale price of our common stock and the conversion rate; (3)  if the notes have been called for redemption; or (4) upon the occurrence of certain corporate transactions.

Note 9 – Financial Instruments and Risk Management

The Company is exposed to the effect of changes in the price and availability of aircraft fuel.  To manage this risk, we periodically purchase crude oil option and swap contracts. The following is a summary of our derivative contracts (in thousands, except as otherwise indicated):

	2004	2003
At September 30:
Fair value of derivative instruments	$37,199	$4,704
Estimated hedged position during the next 12 months	25%	60%
Longest remaining term (months)	15	15
Hedged volume (barrels)	2,190	3,285

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Hedge effectiveness gains recognized in fuel expense	$10,567	$1,084	$23,991	$1,643
Hedge ineffectiveness gains (losses) recognized in other income	—	420	(45)	1,161
Percentage of actual consumption hedged	38%	80%	43%	69%

Note 10—Government Compensation

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

Note 11—Subsequent Event

On October 5, 2004, we filed a registration statement on Form S-3 with the SEC, which, when effective, will permit us to offer up to $681 million additional aggregate amount of common stock, preferred stock, debt securities and/or pass through certificates. We have not issued nor offered any securities related to this registration statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The U.S. domestic airline environment is probably the most challenging it has been since September 11, 2001 as a result of two factors.  First, is the extremely weak revenue environment caused by widespread price competition and continued increases in industry capacity.  Second, is the record high aircraft fuel prices caused by the sharp rise in crude oil prices.  Consequently, most airlines are facing losses in 2004 and some of our major airline competitors have either filed for bankruptcy or are using the threat of bankruptcy to reduce their costs in an attempt to improve their ability to return to profitability.  As a result of these external factors that are largely outside of our control, we have seen a significant negative impact to our profitability.

Three Months Ended September 30, 2004 and 2003

Our net income for the three months ended September 30, 2004 decreased to $8.4 million from $29.1 million for the three months ended September 30, 2003 and represented our 15th consecutive quarterly profit.  Diluted earnings per share was $0.08 for the third quarter of 2004 compared with $0.26 for the same period in 2003.  Our operating margin for the three months ended September 30, 2004 was 7.1% compared to 19.7% in 2003 and operating income was $23.0 million in 2004 compared to $53.9 million for the same period in 2003.

Operating Revenues.  Operating revenues increased 18.1%, or $49.6 million, primarily due to an increase in passenger revenues. Increased passengers resulting from a 33.3% increase in departures, or $75.9 million, partially offset by an 8.8% decrease in yield, or $28.8 million, drove the increase in passenger revenues of $47.1 million for the three months ended September 30, 2004. The lower yields experienced during 2004 and the 2.8 point reduction in load factor were primarily attributable to an extremely competitive revenue environment, which included significant fare discounting by several airlines in many of the markets we serve.  Additionally, four major hurricanes during the quarter caused the cancellation of 464 flights offset by the addition of 90 unscheduled flights, resulting in estimated lost revenue of $8-10 million.  The lingering impact of the hurricanes has also negatively impacted October revenues.  Other revenue increased 27.0%, or $2.5 million, primarily due to increased change fees of $1.6 million resulting from more passengers and increases in LiveTV third party revenues of $0.8 million.

Operating Expenses.  Operating expenses increased 36.6%, or $80.5 million, due to an average of 16.0 additional aircraft in service in 2004. Operating capacity increased 33.3% to 4.9 billion available seat miles and an increase in transcontinental flights over 2003 contributed to a 3.7% increase in average stage length. Operating expenses per available seat mile increased 2.5% to 6.08 cents for the three months ended September 30, 2004.  Had fuel prices remained at 2003 levels, our cost per available seat mile would have decreased by 2.4% to 5.79 cents.  In detail, operating costs per available seat mile were:

	Three Months Ended September 30,		Percent
	2004	2003	Change
	(in cents)
Operating expenses:
Salaries, wages and benefits	1.75	1.89	(7.4)%
Aircraft fuel	1.39	1.03	34.1%
Landing fees and other rents	.50	.51	(1.7)%
Aircraft rent	.35	.42	(16.0)%
Sales and marketing	.30	.41	(27.0)%
Depreciation and amortization	.40	.37	7.0%
Maintenance materials and repairs	.23	.15	50.1%
Other operating expenses	1.16	1.15	1.4%
Total operating expenses	6.08	5.93	2.5%

Salaries, wages and benefits increased 23.4%, or $16.4 million, due to an increase in average full-time equivalent employees of 34.9% in 2004 compared to 2003. Cost per available seat mile decreased 7.4% primarily as a result of a $6.3 million lower profit sharing provision.

Aircraft fuel expense increased 78.9%, or $30.2 million, due to 16.4 million more gallons of aircraft fuel consumed resulting in $13.3 million of additional fuel expense and, after the impact of fuel hedging, a 32.7% increase in average fuel cost per gallon, or $16.9 million. Our fuel costs represented 22.8% and 17.4% of our operating expenses of the three months ended September 30, 2004 and 2003, respectively. Based on our expected fuel volume for 2004, a 10 cent increase in cost of aircraft fuel would increase our annual fuel expense by approximately $25 million. Cost per available seat mile increased 34.1% due to the increase in average fuel cost per gallon.

Landing fees and other rents increased 31.0%, or $5.8 million, due to a 33.3% increase in departures over 2003. Cost per available seat mile decreased 1.7% due to higher capacity and an increase in average stage length.

Aircraft rent increased 12.0%, or $1.9 million, due to having 3.0 more average aircraft under operating leases during the three months ended September 30, 2004 compared to 2003. Cost per available seat mile decreased 16.0% primarily due to a lower percentage of our aircraft fleet being leased.

Sales and marketing expense decreased 2.7%, or $0.4 million, due to $2.1 million in lower advertising offset by $1.7 million in higher credit card fees resulting from increased passenger revenues. On a cost per available seat mile basis, sales and marketing expense decreased 27.0% due to lower advertising costs. We booked the majority of our reservations through a combination of our website (75.0% in 2004) and our own reservation agents (23.3% in 2004).

Depreciation and amortization increased 42.7%, or $5.8 million, due to having 13.0 more average owned aircraft during the three months ended September 30, 2004 compared to the same period in 2003. Cost per available seat mile increased 7.0% primarily due to a higher percentage of our aircraft fleet being owned.

Maintenance materials and repairs increased 100%, or $5.8 million, due to having 16.0 more average operating aircraft in 2004 compared to the same period in 2003 and a gradual aging of our fleet. Cost per available seat mile increased 50.1% due to the completion of 10 airframe checks in 2004 compared to nine in 2003, as well as increased engine and component repairs.

Other operating expenses increased 35.2%, or $15.0 million. Higher variable costs associated with increased capacity and number of passengers served were the primary reasons for the increase. Cost per available seat mile increased 1.4% as a result of higher outside services and fuel taxes mitigated somewhat by higher capacity, lower insurance and lower utilities.

Other Income (Expense).  Interest expense increased 80.4%, or $6.3 million, due to the debt financing of 13 additional aircraft and interest on our 3½% convertible notes. Capitalized interest increased 76.3%, or $1.1 million, primarily due to higher predelivery deposit balances. Interest income increased 24.0%, or $0.5 million, primarily due to higher cash and investment balances in 2004.

Nine Months Ended September 30, 2004 and 2003

Our net income for the nine months ended September 30, 2004 decreased to $45.1 million from $84.4 million for the nine months ended September 30, 2003.  Diluted earnings per share was $0.41 for the nine months ended September 30, 2004 compared with $0.80 for the same period in 2003.  Our results for 2003 included $22.8 million in Emergency War Time compensation, which, net of income taxes and profit sharing, amounted to $11.5 million, or $0.11 per diluted share.

Our operating margin for the nine months ended September 30, 2004 was 10.8% compared to 18.2% in 2003 and operating income was $100.7 million in 2004 compared to $133.8 million for the same period in 2003.  Our operations in 2004 were impacted by an extremely competitive revenue environment, which resulted in revenues growing at a slower rate than capacity additions, record high fuel prices, poor weather conditions on the East Coast, including four major hurricanes, and increases in maintenance costs.

Operating Revenues.  Operating revenues increased 26.7%, or $196.5 million, primarily due to an increase in passenger revenues. Increased passengers resulting from a 35.2% increase in departures, or $260.7 million, partially offset by a 7.4% decrease in yield, or $71.7 million, drove the increase in passenger revenues of $189.0 million for the nine months ended September 30, 2004. Lower yields experienced during 2004 and a 1.8 point reduction in load factor were primarily attributable to an extremely competitive environment, which included unprecedented fare discounting and frequent flier offers by several airlines in many of the markets we serve.  These carriers also added back capacity that was taken out in 2003 at the onset of hostilities in Iraq, which significantly impacted our East-West markets. Other revenue increased 31.2%, or $7.5 million, primarily due to increased change fees of $4.1 million resulting from more passengers and increases in LiveTV third party revenues of $1.9 million.

Operating Expenses.  Operating expenses increased 38.2%, or $229.6 million, due to an average of 16.5 additional aircraft in service in 2004. Operating capacity increased 39.6% to 13.82 billion available seat miles and an increase in transcontinental flights over 2003 contributed to a 7.1% increase in average stage length. Operating expenses per available seat mile decreased 1.0% to 6.02 cents for the nine months ended September 30, 2004.  Had fuel prices remained at 2003 levels, our cost per available seat mile would have decreased by 3.5% to 5.87 cents.  In detail, operating costs per available seat mile were:

	Nine Months Ended September 30,		Percent
	2004	2003	Change
	(in cents)
Operating expenses:
Salaries, wages and benefits	1.79	1.97	(8.8)%
Aircraft fuel	1.27	1.08	17.6%
Landing fees and other rents	.49	.52	(5.2)%
Aircraft rent	.38	.44	(13.8)%
Sales and marketing	.34	.41	(18.9)%
Depreciation and amortization	.39	.36	7.6%
Maintenance materials and repairs	.23	.15	60.6%
Other operating expenses	1.13	1.15	(2.4)%
Total operating expenses	6.02	6.08	(1.0)%

Salaries, wages and benefits increased 27.3%, or $53.1 million, due to an increase in average full-time equivalent employees of 35.0% in 2004 compared to 2003. Cost per available seat mile decreased 8.8% principally as a result of a $12.1 million lower profit sharing provision, of which $3.4 million was attributable to Emergency War Time compensation in 2003.

Aircraft fuel expense increased 64.1%, or $68.4 million, due to 51.5 million more gallons of aircraft fuel consumed resulting in $44.0 million of additional fuel expense and, after the impact of fuel hedging, a 16.2% increase in average fuel cost per gallon, or $24.4 million. Our fuel costs represented 21.1% and 17.7% of our operating expenses for the nine months ended September 30, 2004 and 2003, respectively.  During the nine months ended September 30, 2004, aircraft fuel prices remained at or near historically high levels and our average fuel price per gallon was 99.21 cents, a 16.2% increase compared to the nine months ended September 30, 2003.  Cost per available seat mile increased 17.6% due to the increase in average fuel cost per gallon.

Landing fees and other rents increased 32.3%, or $16.6 million, due to a 35.2% increase in departures over 2003. Cost per available seat mile decreased 5.2% due to higher capacity and an increase in average stage length.

Aircraft rent increased 20.4%, or $8.9 million, due to having 4.9 more average aircraft under operating leases during the nine months ended September 30, 2004 compared to 2003. Cost per available seat mile decreased 13.8% due to a lower percentage of our aircraft fleet being leased.

Sales and marketing expense increased 13.1%, or $5.4 million, due to higher credit card fees resulting from increased passenger revenues. On a cost per available seat mile basis, sales and marketing expense decreased 18.9% due to increases in capacity exceeding increases in advertising costs. We booked the majority of our reservations through a combination of our website (75.7% in 2004) and our own reservation agents (22.5% in 2004).

Depreciation and amortization increased 50.2%, or $17.8 million, due to having 11.6 more average owned aircraft during the nine months ended September 30, 2004 compared to the same period in 2003. Cost per available seat mile increased 7.6% primarily due to a higher percentage of our aircraft fleet being owned.

Maintenance materials and repairs increased 124%, or $18.0 million, due to having 16.5 more average operating aircraft in 2004 compared to the same period in 2003, and a gradual aging of our fleet. Cost per available seat mile increased 60.6% due to the completion of 39 airframe checks in 2004 compared to 23 in 2003, as well as increased engine and component repairs.

Other operating expenses increased 36.2%, or $41.4 million. Higher variable costs associated with increased capacity and number of passengers served were the primary reasons for the increase, partially offset by non-recurring tax refunds. Cost per available seat mile decreased 2.4% as a result of higher capacity and lower insurance rates.

Other Income (Expense).  Interest expense increased 81.9%, or $16.4 million, due to the debt financing of 13 additional aircraft and interest on our 3½% convertible notes resulting in $12.9 million of additional interest expense.  Capitalized interest increased 60.8%, or $2.2 million, primarily due to higher predelivery deposit balances. Interest income increased 26.2%, or $1.2 million, primarily due to higher cash and investment balances in 2004.

The following table sets forth our operating statistics for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Percent		Nine Months Ended September 30,		Percent
	2004	2003	Change		2004	2003	Change

Revenue passengers	3,033,338	2,413,505	25.7		8,604,108	6,634,042	29.7
Revenue passenger miles (000)	4,196,006	3,248,958	29.1		11,503,686	8,418,820	36.6
Available seat miles (000)	4,940,080	3,704,841	33.3		13,815,395	9,898,131	39.6
Load factor	84.9%	87.7%	(2.8	)pts	83.3%	85.1%	(1.8	)pts
Breakeven load factor (1)	80.8%	72.6%	8.2	pts	76.1%	71.7%	4.4	pts
Aircraft utilization (hours per day)	13.6	13.2	2.9		13.5	13.1	3.3

Average fare	$102.73	$109.56	(6.2)		$104.65	$107.23	(2.4)
Yield per passenger mile (cents)	7.43	8.14	(8.8)		7.83	8.45	(7.4)
Passenger revenue per available seat mile (cents)	6.31	7.14	(11.6)		6.52	7.19	(9.3)
Operating revenue per available seat mile (cents)	6.54	7.38	(11.4)		6.75	7.43	(9.2)
Operating expense per available seat mile (cents)	6.08	5.93	2.5		6.02	6.08	(1.0)
Airline operating expense per available seat mile (cents)(1)	6.00	5.91	1.6		5.96	6.06	1.7

Departures	22,893	17,175	33.3		65,883	48,719	35.2
Average stage length (miles)	1,383	1,334	3.7		1,344	1,255	7.1

Average number of operating aircraft during period	61.8	45.8	35.0		58.6	42.1	39.2
Average fuel cost per gallon (cents)	107.93	81.33	32.7		99.21	85.37	16.2
Fuel gallons consumed (000)	63,466	47,087	34.8		176,561	125,014	41.2
Percent of sales through jetBlue.com during period	75.0%	73.7%	1.3	pts	75.7%	72.4%	3.3	pts
Full-time equivalent employees at period end (1)					6,127	4,548	34.7

(1)           Excludes results of operations and employees for LiveTV, LLC which are unrelated to our airline operations.

The following table reconciles our operating expenses reported in accordance with U.S. generally accepted accounting principles with those that we would have achieved had aircraft fuel prices remained at 2003 levels.  In management’s view, comparative analysis of results can be enhanced by excluding the significant increase in the price of aircraft fuel, which is largely beyond our control.

		Three Months Ended September 30, 2004		Nine Months Ended September 30, 2004
		$	CASM	$	CASM
		(dollars in thousands; cost per available seat mile (CASM) in cents)

Operating expenses as reported		$300,230	6.08	$831,199	6.02
Less:	Reported aircraft fuel	(68,499)	(1.39)	(175,174)	(1.27)
Add:	Aircraft fuel at prior period cost per gallon	51,617	1.05	150,722	1.09
	Profit-sharing impact	2,532	0.05	3,668	0.03
Fuel neutral operating expenses		$285,880	5.79	$810,415	5.87

Liquidity and Capital Resources

At September 30, 2004, we had cash and cash equivalents of $466.2 million, compared to $570.7 million at December 31, 2003. Cash flows from operating activities were $156.3 million for the nine months ended September 30, 2004 compared to $219.1 million for the nine months ended September 30, 2003.  The $62.8 million decline in cash flows from operations in 2004 compared to 2003 was a result of a 7.4% decline in yields, a 16.2% increase in fuel prices as well as severe weather experienced on the East Coast during the third quarter, offset by a 36.6% increase in revenue passenger miles.  Cash flows from operations in 2003 included $22.8 million in government compensation, which was not received in 2004.  We rely primarily on operating cash flows to provide working capital. We presently have no lines of credit other than a $48.0 million short-term borrowing facility for certain aircraft predelivery deposits.  At September 30, 2004, we had $43.3 million in borrowings outstanding under this facility.

Investing activities.  During the nine months ended September 30, 2004, capital expenditures related to our purchase of flight equipment included expenditures of $351.7 million for 10 Airbus A320 aircraft, $134.0 million for flight equipment deposits and $11.8 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $55.9 million.

During the nine months ended September 30, 2003, capital expenditures related to our purchase of flight equipment included expenditures of $302.6 million for nine Airbus A320 aircraft and one spare engine, $123.8 million for flight equipment deposits and $12.1 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $31.7 million.

Financing activities.  Financing activities for the nine months ended September 30, 2004 consisted of (1) the financing of eight aircraft with $264.1 million in floating rate equipment notes purchased with proceeds from our public offering of pass-through certificates, (2) the financing of two aircraft with $68.0 million of 12-year floating rate equipment notes issued to a European bank (3) the repayment of three spare engine notes totaling $9.1 million and (4) scheduled maturities of $45.7 million of debt.

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

Financing activities for the nine months ended September 30, 2003 consisted primarily of (1) our public offering in July 2003 of 4,485,000 shares of our common stock at $28.33 per share, raising net proceeds of $122.4 million, (2) our issuance in July 2003 of $175 million principal amount of 3 1/2% convertible senior notes due 2033, raising net proceeds of $170.4 million, (3) the sale and leaseback over 20 years of five aircraft for $189.3 million with a U.S. leasing institution, (4) the incurrence of $136.0 million of 10-year floating rate equipment notes issued to various European banks secured by four aircraft, and (5) the repayment of $37.8 million of long-term debt.

We currently have registration statements on file with the Securities and Exchange Commission, or SEC, which, when effective, will permit us to offer up to $1 billion aggregate amount of common stock, preferred stock, debt securities and/or pass through certificates.  The net proceeds of any securities offered may be used to fund capital expenditures, including aircraft acquisitions and construction of facilities on or near airports, or to increase working capital.

Working Capital.  Our working capital was $113.5 million as of September 30, 2004. We expect to continue generating positive working capital through our operations. However, we cannot predict whether current trends and conditions will continue or what the effect on our business might be from the extremely competitive environment we are operating in or from events that are beyond our control, such as increased fuel prices, adverse weather conditions, airline bankruptcies or consolidations, U.S. military actions, or acts of terrorism.  We have secured financing for all of our remaining aircraft deliveries scheduled for 2004 and, assuming that we utilize the predelivery short-term borrowing facility available to us, we believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

Contractual Obligations

Our noncancelable contractual obligations at September 30, 2004 include the following (in millions):

	Payments due in
	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt (1)	$1,805	$36	$144	$142	$140	$148	$1,195
Operating leases	1,054	26	109	112	97	92	618
Flight equipment obligations	7,420	200	805	1,125	1,160	1,195	2,935
Short-term borrowings	43	43	—	—	—	—	—
Facilities and other (2)	243	54	86	21	24	27	31
Total	$10,565	$359	$1,144	$1,400	$1,421	$1,462	$4,779

(1)  Includes actual interest and estimated interest for floating-rate debt based on September 30, 2004 rates.

(2)  Amounts represent noncancelable commitments for the purchase of goods and services.

There has been no material change in the terms of our debt instruments or financial covenants from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2003 Form 10-K.  There are no new covenants associated with our equipment notes issued as part of our public offering of pass-through certificates.  At September 30, 2004, we were in compliance with the covenants of all of our debt and lease agreements.

In January 2004, we entered into a non-cancelable operating lease for one aircraft with a 12-year term.  We have $20.1 million of restricted cash pledged under standby letters of credit related to certain of our leases which expire at the end of the related lease terms.

We operated a fleet of 63 Airbus A320 aircraft, of which 38 were owned and 25 were leased under operating leases, as of September 30, 2004. We also took delivery of one owned aircraft in September that began scheduled service in October 2004.  The average age of our fleet was 2.2 years at September 30, 2004.

On June 7, 2004 we amended our purchase agreement with AVSA, S.A.R.L., an affiliate of Airbus Industrie, increasing our firm orders for new aircraft by 30 through the exercise of existing purchase options.  We also received additional purchase options for 30 new aircraft.  Concurrently, we amended our purchase agreement with International Aero Engines to increase our firm engine orders to correspond to the increase in our firm aircraft ordered in addition to ordering five new spare engines.

As of September 30, 2004, we had on order 119 Airbus A320 aircraft and 100 Embraer E190 aircraft with options to acquire 50 additional Airbus A320 aircraft and 100 additional Embraer E190 aircraft, which are scheduled for delivery through 2016 (on a relatively even basis during each year) as follows:

						End of Year Cumulative
	Firm			Option		Total
Year	A320	E190	Total	A320	E190	Fleet(1)

Remainder of 2004	5	—	5	—	—	69
2005	15	7	22	—	—	91
2006	17	18	35	—	—	126
2007	17	18	35	—	—	161
2008	17	18	35	2	—	198
2009	18	18	36	2	—	236
2010	18	18	36	2	—	274
2011	12	3	15	9	15	313
2012	—	—	—	20	18	351
2013	—	—	—	15	18	384
2014	—	—	—	—	18	402
2015	—	—	—	—	18	420
2016	—	—	—	—	13	433
	119	100	219	50	100

(1) Assumes all options are exercised.

Committed expenditures for our 219 firm aircraft and 37 spare engines include estimated amounts for contractual price escalations and predelivery deposits. Debt financing has been arranged for all of our remaining 2004 aircraft deliveries and lease financing has been arranged for the first 30 of our Embraer E190 aircraft deliveries. Although we believe that debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot assure you that we will be able to secure financing on terms attractive to us, if at all, which may require us to modify our aircraft acquisition plans. Other anticipated capital expenditures for spare parts, ground purchases and facility improvements for the remainder of 2004 are projected to be approximately $60 million in the aggregate.

In March 2004, the Port Authority of New York and New Jersey, or PANYNJ, and the airlines reached an agreement in principle for the use of runways, taxiways and other facilities at JFK and LaGuardia Airports.  While the agreement is not final, the new agreement is expected to have a 20-year term, with a retroactive effective date of January 1, 2004. Financial terms of the new agreement are not materially different from those of the current operating agreement. Until the terms of the new agreement are finalized, a standstill agreement was entered into by the PANYNJ and the airlines that extended the original agreement to September 30, 2004. We anticipate that the PANYNJ and the airlines will execute an additional standstill agreement that will expire on December 31, 2004.

Off-Balance Sheet Arrangements

We have evaluated our interests in variable interest entities as defined by FASB Interpretation No. 46, Consolidation of Variable Interest Entities, and have determined that we hold a significant variable interest in, but are not the primary beneficiary of, certain pass-through trusts which are the purchasers of equipment notes issued by us and held by such pass-through trusts.  The proceeds from the sale of the certificates are being held in escrow with a depositary. As aircraft are delivered, the proceeds are utilized to purchase our secured equipment notes issued to finance these aircraft.  The proceeds held in escrow are not assets of ours, nor are the certificates obligations of ours or guaranteed by us; therefore they are not included in our condensed consolidated financial statements.

The certificates contain liquidity facilities whereby a third party agrees to make payments sufficient to pay up to 18 months of interest on the applicable certificates if a payment default occurs. The liquidity providers for these certificates are Landesbank Hessen-Thuringen Girozentrale and Morgan Stanley Capital Services.

We utilize a policy provider to provide credit support on the Class G-1 and Class G-2 certificates. The policy provider has unconditionally guaranteed the payment of interest on the certificates when due and the payment of principal on the certificates no later than 18 months after the final expected regular distribution date. The policy provider is MBIA Insurance Corporation (a subsidiary of MBIA, Inc.).  Financial information for the parent company of the policy provider is available at the SEC’s website at http://www.sec.gov or at the SEC’s public reference room in Washington, D.C.

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

New Accounting Standard

In September 2004, the Emerging Issues Task Force reached consensus on Issue No. 04-08, or EITF 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," which requires the dilutive effect of contingently convertible debt instruments to be included in earnings per share.  Accordingly, the shares issuable upon conversion of contingently convertible debt instruments are to be considered in the diluted earnings per share calculation, regardless of whether the contingent conditions for their conversion are satisfied, so long as they are dilutive.  EITF 04-08 will be effective for reporting periods ending after December 15, 2004 and is not expected to have a material impact on our diluted earnings per share.

Other Information

Outlook.  We expect our full-year operating capacity for 2004 to increase by approximately 40 to 42 percent over 2003 and our average stage length is anticipated to be approximately 1,360 miles, which, together with the current competitive industry environment, should result in lower passenger revenues per available seat mile.  Fuel costs have risen sharply since early December 2003 and may further increase.  Assuming fuel prices of $1.30 per gallon, net of hedging arrangements, our cost per available seat mile is expected to be slightly higher than 2003 and our operating margin is expected to be between (1.0)% and 1.0% for the fourth quarter 2004.  Higher maintenance costs are expected to be partially offset by our fixed costs being spread over more projected available seat miles.  We anticipate a net loss in the fourth quarter of 2004 as a result of the continued effects of low yields and high fuel prices.

We continue to add service, as reflected by our new daily non-stop service between JFK and Phoenix, AZ, which commenced on October 1, 2004, and between JFK and Nassau, Bahamas, which commenced on November 1, 2004.  Our capacity growth for 2005 is expected to increase by approximately 26 to 28 percent and our average stage length is anticipated to be approximately 1,350 miles.

Improved Customer Product.  As part of our continuing effort to improve our customers’ flying experience, we began to add more in-flight entertainment offerings for our customers by increasing the number of LiveTV channels from 24 to 36 and by adding movie channel offerings from News Corporation’s Fox Entertainment Group to all of our aircraft.  As of September 30, 2004, we had completed modifications to 19 aircraft with the remaining aircraft scheduled for completion by mid-2005.  Additionally, in early 2005, we plan to begin adding XM Satellite Radio to our in-flight entertainment offerings.

JFK Update.  In August 2004, we reached an understanding in principle with the PANYNJ for the construction and operation of a new 26-gate terminal to be constructed on the existing Terminal 5 site at JFK.  Subject to the execution of a definitive agreement, we plan to construct a 640,000 square foot state-of-the-art terminal and parking garage with roadways and an AirTrain connector and, if required, a pedestrian access to the historic Saarinen Building.  The aggregate cost of this project is currently estimated at $680 million.  Terms of the construction and execution of a lease agreement for the facility are expected to be finalized in early 2005, with construction planned to commence thereafter.

Major Airline Status.  On September 20, 2004, the Department of Transportation, or DOT, declared that, effective January 1, 2005, JetBlue will be classified as a major airline since we had in excess of $1 billion in revenues for the twelve months ended June 30, 2004, the DOT’s fiscal year.

LiveTV.  On September 16, 2004, our subsidiary, LiveTV, LLC, entered into an agreement for the lease of certain hardware and the installation, programming and maintenance of LiveTV’s XM Satellite

Radio in-flight entertainment system to AirTran Airways, Inc. on its Boeing 717 aircraft and its Boeing 737NG aircraft. The order is to equip 135 firm aircraft with an option by AirTran to install the system on future aircraft deliveries.

Aviation Insurance.  Currently, the U.S. government provides war risk coverage to the airline industry with a third party liability policy to cover losses to persons other than employees or passengers, which is in effect until December 31, 2004.  We cannot predict whether the government will continue to renew this insurance or how much our premiums would increase if alternative insurance carriers were to provide this coverage.

Recent Awards.  JetBlue won the “Best Domestic Airline” award by the Condé Nast Traveler’s 2004 Readers’ Choice Awards for the third consecutive year in September 2004.  JetBlue also won the “Best Single-Class Airline” award in Condé Nast Traveler’s 2004 Business Travel Awards and scored business traveler’s best rating for value of any airline in the world.

Additional Risk Factors.  Updated or additional risk factors to the risk factors contained in our 2003 Form 10-K and quarterly reports on Form 10-Q are as follows:

If we fail to successfully implement our growth strategy, our business could be harmed.

Our growth strategy involves increasing the frequency of flights to markets we currently serve, expanding the number of markets served and increasing flight connection opportunities. Achieving our growth strategy is critical in order for our business to achieve economies of scale and to sustain or increase our profitability. Increasing the number of markets we serve depends on our ability to access suitable airports located in our targeted geographic markets in a manner that is consistent with our cost strategy. We will also need to obtain additional gates at some of our existing destinations. Any condition that would deny, limit or delay our access to airports we seek to serve in the future will constrain our ability to grow. Opening new markets requires us to commit a substantial amount of resources, even before the new services commence. Expansion is also dependent upon our ability to maintain a safe and secure operation and will require additional personnel, equipment and facilities as well as obtaining approval from the DOT and the Federal Aviation Administration, or FAA, to operate more than the 70 aircraft which we are currently allowed to operate.

An inability to hire and retain personnel, timely secure the required equipment and facilities in a cost-effective manner, efficiently operate our expanded facilities, or obtain the necessary regulatory approvals may adversely affect our ability to achieve our growth strategy. In addition, our competitors have often chosen to add service, reduce their fares and/or offer special promotions following our entry into a new market. We cannot assure you that we will be able to successfully expand our existing markets or establish new markets in this increased competitive environment, and if we fail to do so our business could be harmed.

Expansion of our markets and services may also strain our existing management resources and operational, financial and management information systems to the point that they may no longer be adequate to support our operations, requiring us to make significant expenditures in these areas. We expect that we will need to develop further financial, operational and management reporting systems and procedures to accommodate future growth. While we believe our current systems and procedures are adequate, we cannot assure you that we will be able to develop such additional systems or procedures to accommodate our future expansion on a timely basis, and the failure to do so could harm our business.

The airline industry has incurred significant losses resulting in airline restructurings and bankruptcies, which could result in changes in our industry.

As a result of slower general economic conditions, the lingering impact of the 2001 terrorist attacks and military action in Iraq, the airline industry has experienced a decline in demand which has resulted in record financial losses. In response to the adverse financial results the industry has experienced, most airlines have taken actions in an effort to reduce losses, such as reducing capacity and rationalizing fleet types, furloughing or terminating employees, limiting service offerings, renegotiating or attempting to renegotiate labor contracts and reconfiguring flight schedules, as well as other efficiency and cost-cutting measures. Some airlines have reexamined their traditional business models and have created or plan to launch their own low-fare operations. Despite these actions, financial losses have continued into 2004 and it is foreseeable that further airline reorganizations, bankruptcies or consolidations may occur, the effects of which we are unable to predict. Even with these conditions, the airline industry has continued to add or restore capacity. We cannot assure you that the occurrence of these events, or potential changes resulting from these events, will not harm our business or the industry.

Continued high fuel costs would harm our business.

Fuel costs constitute a substantial portion of our total operating expenses. Recently, there have been significant increases in fuel costs.  Continued high fuel costs or further increases would harm our financial condition and results of operations. Historically, fuel costs have been subject to wide price fluctuations based on geopolitical issues and supply and demand. Fuel availability is also subject to periods of market surplus and shortage and is affected by demand for both home heating oil and gasoline. Because of the effect of these events on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. In the event of a fuel supply shortage, further increased fuel prices or the curtailment of scheduled service could result.  Some of our competitors may have more leverage than we do in obtaining fuel.  In addition, although we utilize a fuel hedging program, under which we enter into crude oil option contracts and swap agreements to partially protect against significant increases in fuel prices, our fuel hedging program does not completely protect us against ordinary course price increases and is limited in fuel volume and duration.

Forward-Looking Information.  This report contains forward-looking statements relating to future events and our future performance including, without limitation, statements regarding financial forecasts or projections, our expectations, beliefs, intentions or future strategies that are signified by the words “expects”, “anticipates”, “intends”, “believes”, “plans”, or similar language. Our actual results and the timing of certain events could differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date of this report. It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter.

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

Additional information concerning these and other factors is contained in our SEC filings, including but not limited to, our 2003 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2003 Form 10-K, except as follows:

Aircraft fuel.  As of September 30, 2004, we had hedged 35% of our expected remaining 2004 fuel requirements using swaps at an average of $25.34 per barrel.  Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the September 30, 2004 cost per gallon of fuel, including the effects of our fuel hedges.  Based on our projected twelve month fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $31 million, compared to an estimated $7 million for 2003 measured as of September 30, 2003.  See Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of September 30, 2004.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.  There has been no change in our internal control over financial reporting during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

Beginning in September 2003, several lawsuits were commenced against us in the 3rd Judicial District Court of Utah, San Diego Superior Court, the U.S. District Court for the Central District of California, the U.S. District Court for the Eastern District of New York and the U.S. District Court for the Southern District of Florida, alleging various causes of action, including fraudulent misrepresentation, breach of contract, violation of privacy rights, as well as violations of consumer protection statutes and federal electronic communications laws. These claims arose out of our providing access to limited customer data to a government contractor in connection with a test project for military base security. Since the lawsuits are in the preliminary stages, we are unable to determine the impact they may have upon us.

In the ordinary course of our business, we are party to various other legal actions, which we believe are incidental to the operation of our business.  We believe that the outcome of these proceedings to which we are currently a party will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

For the quarter ended September 30, 2004, 99,271 shares of common stock were surrendered or withheld in connection with the payment of the exercise price or withholding taxes in respect to the exercise of outstanding stock options.

Item 5. Other Information.

Universal Shelf Registration

We currently have on file with the SEC an effective shelf registration statement (No. 333-108616) for the issuance of up to $750 million aggregate amount of common stock, preferred stock, debt securities and/or pass-through certificates.  Through September 30, 2004. we had issued $431 million of pass-through certificates under this shelf registration statement. On October 5, 2004, we filed an additional shelf registration statement (No. 333-119549) on Form S-3 with the SEC, which, when effective, will permit us to offer up to $681 million additional aggregate amount of common stock, preferred stock, debt securities and/or pass-through certificates. We have not issued nor offered any securities related to this registration statement.

Qualified Trading Plan

Our Executive Vice President and Secretary, Thomas Kelly, has executed a written plan in accordance with SEC Rule 10b5-1 for gradually liquidating a portion of his holdings of our common stock and common stock that will be issued upon exercise of his stock options.  The new plan provides for monthly stock sales and does not prohibit Mr. Kelly from executing additional transactions with respect to our stock.  The new plan will commence upon expiration of his previously established written plan.

Item 6.            Exhibits and Reports on Form 8-K.

(a)   Exhibits:  See accompanying Exhibit Index included after the signature page of this report for a list of the exhibits filed or furnished with or incorporated by reference in this report.

(b)   Reports on Form 8-K

•      Current Report on Form 8-K dated July 22, 2004 reporting under Item 12. “Results of Operations and Financial Condition”  financial results for the second quarter ended June 30, 2004.

•      Current Report on Form 8-K dated October 8, 2004 reporting under Item 3.03. “Material Modification to Rights of Security Holders” an amendment to the Company’s Amended and Restated Registration Rights Agreement.

•      Amendment to Current Report on Form 8-K/A dated October 8, 2004 reporting under Item 3.03.  “Material Modifications to Rights of Security Holders”.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date: November 1, 2004	By:	/s/ HOLLY NELSON
Vice President and Controller
(principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certifications Pursuant to Rule 13a-14(a)/15d-14(a), furnished herewith.

32.1	Certification Pursuant to Section 1350, furnished herewith.