Form 10-K
period 2004-12-31
JETBLUE AIRWAYS CORP
filed 2005-02-14
CIK 1158463

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

        The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $1,949,795,650 (based on the last reported sale price on the Nasdaq National Market on that date). The number of shares outstanding of the registrant's common stock as of January 31, 2005 was 104,348,189 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the 2005 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

Table of Contents

PART I.

Item 1.	Business
	Overview	1
	Our Strategy	1
	Our Competitive Strengths	3
	Our Industry	5
	Competition	6
	Routes and Schedules	7
	High Quality Customer Service	9
	Safety and Security	10
	Marketing and Distribution	11
	Customer Loyalty Program	11
	Pricing	12
	Yield Management	12
	People	12
	Maintenance	13
	Aircraft Fuel	14
	LiveTV, LLC	14
	Government Regulation	14
	Risks Related to JetBlue	17
	Risks Associated with the Airline Industry	22
Item 2.	Properties	24
Item 3.	Legal Proceedings	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
	Executive Officers of the Registrant	26
PART II.
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	28
Item 6.	Selected Financial Data	29
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	32
	Overview	32
	Outlook for 2005	34
	Results of Operations	34
	Liquidity and Capital Resources	41
	Contractual Obligations	43
	Off-Balance Sheet Arrangements	44
	Critical Accounting Policies and Estimates	45
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 8.	Financial Statements and Supplementary Data
	Consolidated Balance Sheets	47
	Consolidated Statements of Income	49
	Consolidated Statements of Cash Flows	50
	Consolidated Statements of Stockholders' Equity	51
	Notes to Consolidated Financial Statements	52
	Reports of Independent Registered Public Accounting Firm	70
Item 9A.	Controls and Procedures	72
Item 9B.	Other Information	72

i

ii

FORWARD-LOOKING INFORMATION

        Statements in this Form 10-K (or otherwise made by JetBlue or on JetBlue's behalf) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which represent our management's beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, and our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes", "plans" or similar language. These forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from those expressed in the forward-looking statements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change prior to the end of each quarter or year. Although these expectations may change, we may not inform you if they do. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter.

        You should understand that many important factors, in addition to those discussed or incorporated by reference in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Potential factors that could affect our results include, in addition to others not described in this report, those described in Item 1 of this report under "Risks Related to JetBlue" and "Risks Associated with the Airline Industry". In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur.

iii

ITEM 1.    BUSINESS

Overview

        JetBlue Airways Corporation, or JetBlue, is a major low-cost passenger airline that provides high-quality customer service at low fares primarily on point-to-point routes. As of February 10, 2005, we operated a total of 280 daily flights. We focus on serving markets that previously were underserved and large metropolitan areas that have had high average fares. We currently serve 30 destinations in 12 states, Puerto Rico, the Dominican Republic and The Bahamas. We intend to maintain a disciplined growth strategy by increasing frequency on our existing routes, connecting new city pairs and entering new markets. For the year ended December 31, 2004, JetBlue was the 10th largest passenger carrier in the United States based on revenue passenger miles. Effective January 1, 2005, we became a major U.S. airline, which we believe we achieved faster than any other airline in aviation history.

        While the domestic airline industry has continued to suffer financial losses through 2004, JetBlue has remained profitable. We had net income of $47.5 million and $103.9 million for the years ended December 31, 2004 and 2003, respectively. We also generated operating margins of 8.9% and 16.9% in 2004 and 2003, respectively, which were higher than most other major U.S. airlines, according to reports by those airlines. Our success, even amid a very tumultuous revenue environment and record high fuel prices, is attributable to our focus on customer satisfaction and our ability to contain our operating costs. Our load factor (the percentage of aircraft seating capacity actually utilized) of 83.2% during 2004 was higher than that reported by any of the other major U.S. airlines, whose weighted average load factor was 75.9% during 2004. In 2004, we demonstrated our commitment to customer service by attaining the highest completion factor, the highest on-time performance and the lowest incidence of mishandled bags amongst all major U.S. airlines.

        We are scheduled to add 113 new Airbus A320 aircraft and 100 Embraer E190 aircraft to our current operating fleet of 70 Airbus A320 aircraft by the end of 2011. We have an experienced management team and a strong company culture with a productive and incentivized workforce that strives to offer high-quality customer service, while at the same time operating efficiently and keeping costs low. Our high daily aircraft utilization and low distribution costs also contribute to our low operating costs. Our widely available low fares are designed to stimulate demand, which we have demonstrated through our ability to increase passenger traffic in the markets we serve. In addition to our low fares, we offer our customers a differentiated product, including new aircraft, leather seats, reliable operating performance and free LiveTV (a satellite TV service with programming provided by DIRECTV®) at every seat. In 2004, we continued to improve our customers' flying experience by increasing the total number of LiveTV channels from 24 to 36 and by adding movie channel offerings from News Corporation's Fox Entertainment Group, both of which are scheduled to be available on all of our aircraft in early 2005. We plan to add free XM Satellite Radio to our fleet by the end of 2005.

        JetBlue was incorporated in Delaware in August 1998. Our principal executive offices are located at 118-29 Queens Boulevard, Forest Hills, New York 11375 and our telephone number is (718) 286-7900. Our filings with the Securities and Exchange Commission, or the SEC, are accessible free of charge at our website investor.jetblue.com. Information contained on our website is not incorporated by reference in this report. As used in this Form 10-K, the terms "JetBlue", "we", "us", "our" and similar terms refer to JetBlue Airways Corporation and its subsidiaries, unless the context indicates otherwise.

Our Strategy

        Our goal is to establish JetBlue as a leading low-fare, low-cost passenger airline by offering customers high-quality customer service and a differentiated product. We strive to offer low fares that stimulate market demand while maintaining a continuous focus on cost-containment and operating efficiencies. We intend to follow a controlled growth plan designed to take advantage of our competitive strengths. Our growth has occurred, and we believe it will continue to occur, by adding additional frequencies on existing routes, connecting new city pairs among the destinations we already serve and entering new markets often served by higher-cost, higher-fare airlines. The key elements of our strategy are:

        Stimulate Demand with Low Fares.    Our widely available low fares and product offering are designed to stimulate demand, particularly from fare-conscious leisure and business travelers who might otherwise have used alternative forms of transportation or would not have traveled at all. We have seen this "JetBlue Effect" in several of our markets. For example, according to the Department of Transportation, or DOT, before we introduced our service in the second quarter of 2003, the average number of daily passengers flying between San Diego and all three New York City metropolitan airports was 683. One year after our entry, the average number of daily passengers flying in that market increased 55% to 1,059, of whom 307, or 29%, flew JetBlue. Over the same time period, the average one-way fare for these flights also decreased 28%.

        Emphasize Low Operating Costs.    We are committed to keeping our unit costs low. We have achieved our low unit costs primarily by maintaining high aircraft utilization, operating a single aircraft type with a single class of service, using advanced technologies and employing an incentivized and productive workforce. We are focused on using technology to improve efficiency, and we believe that the high percentage of bookings on our website, fully ticketless reservation system, and other initiatives will help us continue to keep our costs low. We plan to grow from our current fleet of 70 aircraft to 283 aircraft by the end of 2011 and we believe the addition of a second type of aircraft, the Embraer E190, in late 2005 will not significantly impact our ability to continue to contain our operating costs. As we grow, we expect some benefit from economies of scale by leveraging our current infrastructure over an expanded operation.

        Offer Point-to-Point Flights to Underserved and/or Overpriced Large Markets.     In considering new markets, we focus on point-to-point service to markets that are underserved or large metropolitan areas with high average fares. In determining which markets to select, we analyze publicly available data from the DOT showing the historical number of passengers, capacity and average fares over time in all North American city-pair markets. Using this data, combined with our knowledge and experience about how the same or comparable markets have behaved in the past when prices increased or decreased, we forecast the level of demand in a particular market that will result from the introduction of our service and lower prices, as well as the anticipated reaction of existing airlines in that market. Consistent with these criteria, we chose New York City as our principal base of operations, which prior to our entry lacked significant low-fare domestic service, despite being the nation's largest travel market.

        Our West Coast base of operations, Long Beach Municipal Airport, shares many of the same characteristics as New York City. Los Angeles is the second-largest metropolitan area in the U.S. with more than 16 million inhabitants, of which over six million live within 20 miles of Long Beach. Average airfares from the Los Angeles area have been generally high, other than fares to markets served by Southwest Airlines, which are primarily short-haul or long-haul connecting flights.

        In 2004, we launched service from nine new destinations, including Boston, the seventh largest metropolitan area in the U.S., which we believe had lacked sufficient low-fare domestic service prior to our entry. We currently serve seven cities from Boston with a total of 20 daily departures.

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

        Differentiate Our Product and Service.    We believe that a key to our initial and long-term success is that we offer customers a better alternative for air travel and a distinctive flying experience that includes new aircraft, leather seats, simple and low fares, free LiveTV at every seat, pre-assigned seating and reliable performance. We place a very high emphasis on customer service. We strive to communicate openly and honestly with customers about delays, especially when weather or mechanical problems disrupt service. Unlike most other airlines, we have a policy of not overbooking our flights. Based on customer feedback, we believe our high-quality service is an important reason why our customers choose us over other airlines. In 2004, we continued to improve our customers' flying experience by increasing the total number of LiveTV channels from 24 to 36 and by adding movie channel offerings from News Corporation's Fox Entertainment Group, both of which are scheduled to be available on all of our aircraft in early 2005. Later in 2005, we plan to further expand our in-flight entertainment offerings across our fleet with the addition of free XM Satellite Radio.

Our Competitive Strengths

        Low Operating Costs.    For the year ended December 31, 2004, our airline cost per available seat mile of 6.03 cents was lower than any of the other major U.S. airlines, which reported an average cost per available seat mile of 10.91 cents. Low unit costs allow us to offer fares low enough to stimulate new demand and to attract customers away from higher-priced competitors.

        The key to our low unit costs is the high productivity of our assets and our employees. Some of the factors that contribute to our low unit costs are:

  •
  We utilize our aircraft efficiently. For the year ended December 31, 2004, each of our aircraft operated an average of 13.4 hours per day, which we believe was higher than any other major U.S. airline. By using our aircraft more efficiently than other airlines, we are able to spread our fixed costs over a greater number of flights and available seat miles. We achieve high aircraft utilization in several ways. We operate a number of "red eye" flights, which enable a portion of our fleet to remain productive through the night. In addition, our aircraft are scheduled with minimum ground time to avoid unnecessary time spent at airport gates. Quick, efficient airport turns increase the number of daily flights per aircraft.

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

  •
  We have low distribution costs. Our distribution costs are low for several reasons. Direct bookings by our customers save computer reservation systems fees. For the year ended December 31, 2004, 75.4% of our sales were booked on www.jetblue.com, our least expensive form of distribution, and 22.9% were booked through our reservation agents.

  •
  We currently operate only one type of aircraft, with a single class of service. Operating a fleet of identical aircraft leads to increased cost savings as maintenance issues are simplified, spare parts inventory requirements are reduced, scheduling is more efficient and training costs are lower. A single class of service simplifies our operations, enhances productivity, increases our capacity and offers an operating cost advantage. We consider the addition of the Embraer E190 aircraft in late 2005, although a second fleet type, to be an extension of our business strategy. With a seating capacity of 100, this new aircraft should enable us to continue to achieve the lowest operating costs per available seat mile in the industry. Moreover, although we will lose some of the cost efficiencies associated with operating only one aircraft type, we believe that the additional market opportunities provided by this new aircraft will outweigh these additional costs.

        New Aircraft Fleet.    By using our strong capital base, we have been able to acquire a fleet of new aircraft. This has set JetBlue apart from most other low-fare airlines, both new and established, as many new entrants in the airline industry during the last 15 years began flying with a fleet of used aircraft.

        We currently operate 70 Airbus A320 aircraft, all of which were delivered to us new. We are now the fourth largest A320 operator in the world as measured by weekly departures. The A320 is fuel-efficient and very reliable. In 2004, we completed 99.4% of our scheduled flights and our on-time performance was 81.6%. These statistics illustrate the dedication of our employees and the reliability of the A320 aircraft. JetBlue is the launch customer of the all-new 100-seat Embraer E190 aircraft, which we expect to take delivery of in late 2005. The Embraer E190 incorporates advanced design features, such as integrated avionics, fly-by-wire flight controls, efficient GE Aircraft Engines' CF34-10 engines and dual Heads Up Display, which will allow our pilots to monitor their instruments concurrently while viewing the environment outside the aircraft. The Embraer E190 is expected to have a range of approximately 2,000 nautical miles enabling it to fly a wide range of markets from short-haul to certain long-haul markets. We view the Embraer E190 as an opportunity to augment our growth strategy by penetrating the mid-sized market segment, which we define as those markets with between 100 and 600 local passengers per day each way, and is a significant segment of the U.S. domestic market. We believe that many mid-sized markets are currently underserved and/or have high average fares. We plan to use this aircraft to stimulate demand in these markets by offering our low fare point-to-point service in addition to increasing frequency on our existing routes and between existing destinations. With the Embraer E190 aircraft, we also expect to be able to offer sufficient frequency in new markets with the ability to upgrade to the larger Airbus A320 aircraft as demand grows.

        All of our aircraft are equipped with leather seats in a comfortable single class layout. The Airbus A320 has a wider cabin than both the Boeing 737 and 757, two comparable types of aircraft operated by many of our competitors. The Embraer E190 will be configured with 100 leather seats, which will be wider than those currently in use in our A320s, in an all-coach, two-by-two seating configuration with free LiveTV and either 32 or 33 inches between rows of seats. We continually search for ways to improve our operating performance and safety features. For example, we have equipped our fleet with life rafts, life vests and high frequency radios, which often enables us to avoid weather-related congestion on the East Coast by flying farther out over the Atlantic Ocean between New York and Florida.

        Strong Brand.    We believe that we have made significant progress in establishing a strong brand that helps to distinguish us from our competitors by identifying us as a safe, reliable, low-fare airline that is focused on customer service and that provides an enjoyable flying experience. In 2004, we were voted the best domestic airline in the Conde Nast Traveler's Readers' Choice Awards for the third consecutive year, and for the second year in a row were voted the best domestic airline in the Conde Nast Traveler Business Traveler Awards. Our strong brand is also evidenced by the enrollment of over 2.0 million customers in our loyalty program, TrueBlue Flight Gratitude. We hope to gain additional membership through our participation in American Express' Membership Rewards Program, which began in December 2004.

        Strong Company Culture.    We believe that we have created a strong and vibrant service-oriented company culture, which is built around our five key values: safety, caring, integrity, fun and passion. The first step is hiring people who are friendly, helpful, team-oriented and customer-focused. We reinforce our culture through an extensive orientation program for new employees that emphasizes the importance of customer service, productivity and cost control to help maintain our success. We communicate actively on a regular basis with all of our employees, keep them informed about events at the company and solicit feedback for ways to improve teamwork and their working environment. We also provide extensive training for our employees, including a leadership program and other training which emphasizes the importance of safety.

        Well-Positioned in New York, the Nation's Largest Travel Market.    Our primary base of operations at New York's JFK airport provides us access to a market of over 21 million potential customers in the New York metropolitan area and approximately six million potential customers within 15 miles of the airport. Our location at JFK allows us to provide reliable service to our customers. JFK generally only experiences congestion from the late afternoon to the early evening when international traffic and the domestic traffic that feeds it are at their peak. This period, from 3:00 p.m. to 7:59 p.m., is regulated by the Federal Aviation Administration, or FAA, High Density Rule, which requires a slot or slot exemption for every landing and takeoff. While we have 75 daily slot exemptions at JFK that allow us to fly during this congested period, we schedule approximately two-thirds of our JFK flights outside of this period.

        JFK's infrastructure, which includes four runways, large facilities and a direct light-rail connection to the New York subway system and Long Island Rail Road, provides us with operational efficiencies that we believe have contributed to our profitability. In order to reach more customers in the New York metropolitan area, we expanded our presence in 2004 by adding service out of LaGuardia Airport, which currently has seven daily flights to Ft. Lauderdale, Florida. While LaGuardia has increased our access to the New York market, it has also made us more susceptible to flight delays resulting from the greater congestion associated with this airport.

        Proven Management Team.    We are led by a management team with significant airline industry experience, including experience at successful low-cost, customer-focused airlines, such as Southwest Airlines. Our Chief Executive Officer, David Neeleman, was the president and one of the founders of Morris Air, which was acquired by Southwest Airlines in 1993. Mr. Neeleman was also instrumental in developing the Open Skies reservation system and in founding WestJet, a Canadian low-fare airline. David Barger, our President and Chief Operating Officer, was vice president in charge of Continental Airlines' Newark hub from 1994 to 1998. Our Chief Financial Officer, John Owen, was treasurer of Southwest Airlines from 1984 to 1998. Thomas Kelly, our Executive Vice President and Secretary, has worked with David Neeleman for over 20 years and served as Executive Vice President and General Counsel of both Morris Air and Open Skies.

Our Industry

        The passenger airline industry in the United States has traditionally been dominated by the major U.S. airlines, the largest of which are American Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines, Southwest Airlines, United Air Lines and US Airways. The DOT defines the major U.S. airlines as those airlines with annual revenues of over $1 billion, which currently consists of 14 passenger airlines. These major U.S. airlines offer scheduled flights to most large cities within the United States and abroad and also serve numerous smaller cities. Most major U.S. airlines have adopted the "hub and spoke" route system. This system concentrates most of an airline's operations at a limited number of hub cities, serving most other destinations in the system by providing one-stop or connecting service through the hub.

        Regional airlines, such as SkyWest Airlines and Mesa Airlines, typically operate smaller aircraft on lower-volume routes than major U.S. airlines. In contrast to low-fare airlines, regional airlines generally do not try to establish an independent route system to compete with the major U.S. airlines. Rather, regional airlines typically enter into relationships with one or more "hub and spoke" major U.S. airlines under which the regional airline agrees to use its smaller aircraft to carry passengers booked and ticketed by the major U.S. airline between a hub of the major airline and a smaller outlying city.

        Low-fare airlines largely developed in the wake of deregulation of the U.S. airline industry in 1978, which permitted competition on many routes for the first time. Including JetBlue, there are currently four low-fare major U.S. airlines. Southwest Airlines, the largest low-fare major U.S. airline, pioneered the low-cost model by operating a single aircraft fleet with high utilization, being highly productive in the use of its people and assets, providing a simplified fare structure and offering only a single class of seating. This enabled Southwest to offer fares that were significantly lower than those charged by other major U.S. airlines.

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

        While Southwest remains the largest low-fare airline today, other low-fare airlines have also been able to offer substantially lower fares than the major U.S. airlines, especially following the economic downturn which started in early 2001 and was magnified by the September 11th, 2001 terrorist attacks. Low-fare airlines have been able to compete because of their low-cost structures and have been able to stimulate demand by attracting fare-conscious leisure and business passengers who might have otherwise used alternative forms of transportation or not traveled at all. As a result, low-fare airlines with an acceptable level of service and frequency have seen a migration of travelers away from the major U.S. airlines. These trends have contributed to significant growth in the low-fare airline sector, with low-fare airline market share increasing 47% in the last five years to over 22% of domestic capacity.

Competition

        The airline industry is highly competitive. Airline profits are sensitive to even slight changes in fuel costs, average fare levels and passenger demand. Passenger demand and fare levels have historically been influenced by, among other things, the general state of the economy, international events, industry capacity and pricing actions taken by other airlines. The principal competitive factors in the airline industry are fare pricing, customer service, routes served, flight schedules, types of aircraft, safety record and reputation, code-sharing relationships, in-flight entertainment systems and frequent flyer programs.

        Our competitors and potential competitors include major U.S. airlines, low-fare airlines, regional airlines and new entrant airlines. The other major airlines are larger, generally have greater financial resources and serve more routes than we do. They also use some of the same advanced technologies that we do, such as ticketless travel, laptop computers and website bookings. Since deregulation of the airline industry in 1978, there has been continuing consolidation in the domestic airline industry. More recently, there have been numerous bankruptcies or threatened bankruptcies by major airlines, permitting them to reduce labor rates, restructure debt, terminate pension plans and generally reduce their cost structure, allowing them to be more competitive than they otherwise would have been. Airlines in bankruptcy accounted for 23% of the total available seat miles generated by all U.S. airlines in 2004. Further consolidation or bankruptcies within the industry could result in a greater concentration of assets and resources among the largest major U.S. airlines.

        Competition within the domestic airline industry intensified during 2004. The migration of fare-conscious travelers away from traditional major U.S. airlines and their deteriorating market share has forced some of these airlines to undertake broad cost-cutting measures and to reevaluate their basic business models as they try to remain viable. As a result, two major airlines created their own low-fare operations. During 2004, American announced plans to exit certain of its markets and concentrate on expanding operations out of its Dallas Ft. Worth hub and Delta announced plans to significantly decrease its operations out of its Dallas Ft. Worth hub and expand its operations out of its Salt Lake City and Atlanta hubs. Most recently, in January 2005, Delta reduced and simplified its fare structure, eliminated many of its ticketing restrictions and reduced change fees to $50. Under its new structure, Delta's one-way maximum domestic coach fare of $499, while significantly lower than its previous maximum fare, is still higher than any fares charged by us or by most other low-fare airlines. These new fares and policies have been matched by most other major airlines. Industry forecasts for 2005 anticipate U.S. capacity increases of 4% to 5% over 2004, representing the second straight year of capacity growth after reductions in 2003 and 2002. We expect the extremely competitive nature of the industry to continue.

        Airlines also frequently participate in marketing alliances, which generally provide for code-sharing, frequent flyer program reciprocity, coordinated flight schedules that provide for convenient connections and other joint marketing activities. These alliances also permit an airline to market flights operated by other alliance airlines as its own. The benefits of broad networks offered to customers could attract more customers to these networks. We do not currently participate in any marketing alliances, interline or offer joint fares with other airlines, nor do we have any commuter feeder relationships.

        The airline industry also faces competition from ground transportation alternatives. Video teleconferencing and other methods of electronic communication may also add a new dimension of competition to the industry as business travelers seek lower-cost substitutes for air travel.

Routes and Schedules

        The table below demonstrates the distribution of our available seat miles, or capacity, by region:

	Year Ended December 31,
Region
	2004	2003	2002
East Coast—Western U.S.	55.1%	56.2%	47.7%
Northeast—Florida	33.9%	32.7%	41.9%
Short-haul	4.5%	5.9%	6.6%
New York—Caribbean, including Puerto Rico	6.5%	5.2%	3.8%

Total	100.0%	100.0%	100.0%

        We currently provide non-stop service from JFK to 26 cities in ten states, Puerto Rico, the Dominican Republic and The Bahamas. The following table sets forth our weekday flight schedule from JFK as of February 10, 2005:

Destination	Round Trip Flights Scheduled Per Day	Service Commenced
Fort Lauderdale, Florida	11	February 2000
Buffalo, New York	7	February 2000
Tampa, Florida	6	March 2000
Orlando, Florida	9	June 2000
Ontario, California	1	July 2000
Oakland, California	5	August 2000
Rochester, New York	5	August 2000
Burlington, Vermont	3	September 2000
West Palm Beach, Florida	8	October 2000
Salt Lake City, Utah	1	November 2000
Fort Myers, Florida	7	November 2000
Seattle, Washington	1	May 2001
Syracuse, New York	3	May 2001
Denver, Colorado	2	May 2001
New Orleans, Louisiana	2	July 2001
Long Beach, California	7	August 2001
San Juan, Puerto Rico	4	May 2002
Las Vegas, Nevada	4	November 2002
San Diego, California	2	June 2003
Sacramento, California	1	March 2004
Aguadilla, Puerto Rico	1	May 2004
San Jose, California	1	June 2004
Santiago, Dominican Republic	1	June 2004
Santo Domingo, Dominican Republic	1	June 2004
Phoenix, Arizona	1	October 2004
Nassau, The Bahamas	1	November 2004

        In March 2005, we plan to end service to Santo Domingo and in July 2005 add one daily flight to San Juan, Aguadilla and Nassau. In May 2005, we plan to add a second daily flight to Ontario, a sixth daily flight to Oakland and an eighth daily flight to Long Beach. In June 2005, we plan to add a second daily flight to San Jose and a third daily flight to San Diego.

        In addition to our service out of JFK, in September 2004 we began service from New York's LaGuardia Airport with seven daily flights to Ft. Lauderdale, Florida. We are the leading carrier in number of flights flown per day between the New York metropolitan area and Fort Lauderdale, the most-traveled route in the nation, as measured by the average number of passengers flown per day.

        Our weekday flight schedule from Boston, Massachusetts, includes the following as of February 10, 2005:

Destination	Round Trip Flights Scheduled Per Day	Service Commenced
Orlando, Florida	5	January 2004
Fort Lauderdale, Florida	4	January 2004
Tampa, Florida	3	January 2004
Denver, Colorado	1	January 2004
Long Beach, California	2	January 2004
Oakland, California	2	May 2004
Ft. Myers, Florida	3	October 2004

        In May 2005, we plan to add service to San Jose and Las Vegas from Boston, in addition to a third daily flight to each of Oakland and Long Beach.

        The following table sets forth our weekday flight schedule from our West Coast base of operations, Long Beach, as of February 10, 2005, for destinations other than JFK and Boston:

Destination	Round Trip Flights Scheduled Per Day	Service Commenced
Washington, D.C. (Dulles Airport)	3	May 2002
Oakland, California	6	September 2002
Las Vegas, Nevada	2	October 2002
Salt Lake City, Utah	1	October 2002
Fort Lauderdale, Florida	1	May 2003

        In November 2001, we initiated twice-daily non-stop service from Dulles Airport to Fort Lauderdale. In May 2002, we initiated twice-daily service from Dulles to Oakland, which will increase to three daily flights in May 2005. In 2004, we began service from Dulles to Sacramento, with one daily flight. In May 2005, we plan to commence service to San Diego and add a fourth daily flight to Long Beach.

        Our objective is to schedule a sufficient number of flights per day on each route to satisfy demand for our low-fare service. Since inception, we have flown over 30 million passengers and are JFK's largest airline measured by passenger boardings. In selecting future markets, we intend to continue to follow this strategy of providing service primarily to underserved markets with high average fares. In addition, we will seek opportunities to offer point-to-point service between our existing cities.

High Quality Customer Service

        We devote a great deal of time and attention to hiring employees who will treat customers in a friendly and respectful manner. The importance of providing caring customer service is emphasized in training. In addition, our policies and procedures are designed to be customer-friendly. For example:

  •
  all seats are pre-assigned;

  •
  all travel is ticketless;

  •
  our policy is not to overbook flights;

  •
  fares are low and based on one-way travel;

  •
  no Saturday night stay is required; and

  •
  change fees are only $25 per passenger ($20 if done through our website) compared with amounts of $50 to $100 charged by most other major U.S. airlines, except in certain markets where our competitors have matched our fee.

        Our focus on customers is also evidenced by our fleet of all new aircraft with roomy leather seats, each equipped with free DIRECTV® and spaced comfortably apart with 34 inches of legroom between seats throughout our A320 aircraft, except for the first nine rows which have 32 inches. During 2004, we made JetBlue even more convenient with the addition of on-line check-in and the ability to change reservations through our website. We also deployed 76 kiosks in 19 of our cities, which provide for expedited check-in, including the ability to check-in luggage. As part of our continuing effort to improve our customers' flying experience, in 2005 we plan to further increase the functionality of our website and kiosks, as well as deploy more kiosks.

        Our customer commitment is also demonstrated by our reliable operational performance. For the year ended December 31, 2004, based on our data compared to the other major U.S. airlines:

  •
  our completion factor of 99.4% was higher than any of the other major U.S. airlines, which had an average completion factor of 98.3%, according to the DOT;

  •
  our on-time performance of 81.6% was higher than any of the other major U.S. airlines, which had an average on-time performance of 77.6%, according to the DOT;

  •
  our incidence of delayed, mishandled or lost bags of 2.99 per 1,000 customers was the lowest as compared to the other major U.S. airlines, which had an average of 5.15 delayed, mishandled or lost bags per 1,000 customers, according to the DOT; and

  •
  our rate of customer complaints to the DOT per 100,000 passengers of 0.27 was the third lowest as compared to the other major U.S. airlines, which had an average of 0.76 complaints, according to the DOT.

Safety and Security

        We are dedicated to ensuring the safety and security of our customers and employees. We have taken numerous measures, voluntarily and as required by regulatory authorities, to increase both the safety and security of our operations.

        Our ongoing focus on safety relies on hiring the best people and training them to proper standards. Safety in the workplace targets five areas of our operation: flight operations, maintenance, inflight, dispatch and customer service. Further, we emphasize both occupational and environmental safety across our network. We actively participate in voluntary assessment programs in collaboration with the FAA, including Aviation Safety Action Programs and Flight Operational Quality Assurance data gathering. These voluntary programs are the result of FAA sponsored initiatives to raise safety performance through awareness of safety trends in the workplace. This past year, in partnership with Alertness Solutions, we developed an Alertness Management Program, which will be used to educate our pilots about fatigue and its impact on flying operations. Also in 2004, JetBlue became the first U.S. passenger airline to equip its entire fleet with the Emergency Vision Assurance System (EVAS), which provides our flight crews with the ability to see critical flight instruments should the cockpit fill with smoke.

        The Aviation and Transportation Security Act, or the Aviation Security Act, was enacted in November 2001 and federalized substantially all aspects of civil aviation security and required, among other things, the creation of the Transportation Security Administration, or the TSA, to oversee all aviation security, and the implementation of certain security measures by airlines and airports, such as the requirement that all passenger bags be screened for explosives. Funding for airline and airport security under the law is primarily provided by a $2.50 per enplanement ticket tax, with authority granted to the TSA to impose additional fees on the air carriers if necessary to cover additional federal aviation security costs. Since 2002, the TSA has imposed an Aviation Security Infrastructure Fee on all airlines to assist in the cost of providing aviation security. The fees assessed are based on airlines' actual 2000 security costs, which were scheduled to be revised in 2004. In 2004, the TSA announced that the fee structure would remain in place until further notice. A revision in the fee structure assessed by the TSA could result in increased costs for us.

        We have voluntarily implemented additional security measures, including the installation of four cabin security cameras on each aircraft with a live video feed to the cockpit crew. In addition to these voluntary measures, we have complied fully with all new FAA and TSA security requirements and will continue to abide by all future security enhancement requirements.

Marketing and Distribution

        Our primary marketing strategy is to attract new customers by widely communicating our value proposition that low fares and quality air travel need not be mutually exclusive. We market our services through advertising and promotions in newspapers, magazines, television, radio and outdoor billboards, and through targeted public relations and promotional efforts. We have also relied on word-of-mouth to promote our brand. In 2004, we launched Company Blue, a corporate travel booking program, which should allow us to penetrate the managed business travel segment by offering corporate managers the ability to better track, record and report on their company's travel expenses.

        We generally run special promotions in coordination with the inauguration of service into new markets. Starting approximately five weeks before the launch of a new route, we typically undertake a major advertising campaign in the target market and local media attention frequently focuses on the introduction of our low fares.

        In order to attract customers to our website, we provide double TrueBlue points to customers who book reservations on www.jetblue.com. The percentage of our total sales booked on our website continues to increase and averaged 75.4% for the year ended December 31, 2004. Our second largest distribution channel is our reservation agents who account for 22.9% of our sales. As of December 31, 2004, we do not participate in any global distribution system and book 100% of our reservations ourselves through a combination of our website and reservation agents. Our distribution mix creates significant cost savings and enables us to continue to build loyalty with our customers through increased interaction with them.

Customer Loyalty Program

        JetBlue's customer loyalty program, TrueBlue Flight Gratitude, is an online program designed to reward and recognize our most loyal customers. The program offers incentives to increase travel on JetBlue and provides our customers with additional conveniences and features. TrueBlue members earn points for each one-way trip flown based on the length of the trip. Points are accumulated in an account for each member and expire after twelve months. A free round trip award to any JetBlue destination is earned after attaining 100 points within a consecutive twelve-month period. Awards are automatically generated and are valid for one year.

        The number of estimated travel awards outstanding at December 31, 2004 was approximately 88,000 awards and includes an estimate for partially earned awards. The number of travel awards used on JetBlue during 2004 was approximately 20,000, which represented less than one percent of our total revenue passenger miles for that year. Due to the structure of the program and low level of redemptions as a percentage of total travel, the displacement of revenue passengers by passengers using TrueBlue awards has been minimal to date.

        Beginning in December 2004, we entered into an agreement with American Express allowing its cardholders to convert their Membership Reward points into JetBlue TrueBlue points. We intend to pursue other partnerships in 2005.

Pricing

        Our low cost structure allows us to offer simplified, everyday low fares to our customers. We offer a range of fares, including 14-day, 7-day and 3-day advance purchase fares and a "walkup" fare in each of our markets. Our fares increase as the number of days prior to travel decreases, with our highest "walkup" fare generally at approximately twice the amount of our lowest 14-day advance purchase fare. In addition to our regular fare structure, we frequently offer sale fares with shorter advance purchase requirements in most of the markets we serve and match the sale fares offered by other airlines.

        Most other major U.S. airlines have numerous fares carrying multiple, complex restrictions in any given market, many of which require a non-refundable advance purchase and a one night stay in order to get lower fares. In contrast, we have only six basic fares. All of our fares are one-way and never require an overnight stay. However, our competitors have generally changed their restrictions to match ours in markets in which they compete with us. Our fares must be purchased at the time of reservation and are non-refundable, but any booking can be changed or cancelled prior to departure for only a $25 change fee, or only $20 on our website. Based on published fares at our time of entry, our advance purchase fares have been 30% to 40% below those existing in markets prior to our entry, while our "walk-up" fares have been generally been up to 60% to 70% below other major U.S. airlines' unrestricted "full coach" fares. As we enter new markets, the difference between our fares and those prevailing prior to our entry may not be the same magnitude as have existed in the past.

Yield Management

        Yield management is an integrated set of business processes that provides us with the ability to understand markets, anticipate customer behavior and respond quickly to opportunities. We use yield management in an effort to maximize passenger revenues by flight, by market and across our entire system while maintaining high load factors.

        The number of seats offered at each fare is established through a continual process of forecasting, optimization and competitive analysis. Generally, past booking history and seasonal trends are used to forecast anticipated demand. These historical forecasts are combined with current bookings, upcoming events, competitive pressures and other factors to establish a mix of fares that is designed to maximize revenue. Like the other major U.S. airlines, we employ a yield management system with sophisticated forecasting and optimization models to rapidly perform the economic tradeoffs required to determine the allocation of the number of seats available at different fares. This ability to accurately adjust seat allocations based on fluctuating demand patterns allows us to balance loads and capture more revenue from existing capacity.

        While our yields were lower than all of the other major U.S. airlines due to our low fares and longer average passenger trip length, our load factor of 83.2% for the year ended December 31, 2004 was higher than that of any other major U.S. airline even though we have a policy of not overbooking our flights. We believe effective yield management has contributed to our strong financial performance and is a key to our continued success.

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

        Full-time equivalent employees at December 31, 2004 consisted of 897 pilots, 1,431 flight attendants, 1,797 customer service and ramp operations personnel, 364 technicians, whom others refer to as mechanics, 632 reservation agents, and 1,480 management and other personnel. At December 31, 2004, we employed 5,956 full-time and 1,443 part-time employees. Our employees are not unionized.

        We enter into individual employment agreements with each of our FAA-licensed employees, which consist of pilots, dispatchers and technicians. Each employment agreement is for a term of five years and automatically renews for an additional five-year term unless either the employee or we elect not to renew it by giving notice at least 90 days before the end of the relevant term. Pursuant to these agreements, these employees can only be terminated for cause. In the event of a downturn in our business, we are obligated to pay these employees a guaranteed level of income and to continue their benefits if they do not obtain other aviation employment. In addition, in the event we are sold to or consolidate with another company, we must request that the successor company place these employees on a preferential hiring list. If such employees are not hired by the successor company, in some cases they will be entitled to a severance payment of up to one year's salary.

        We believe that we carefully select, train and maintain a productive workforce of caring, passionate, fun and friendly people who want to provide our customers with the best flying experience possible. We assist our employees by offering them flexible work hours, initial paid training, free uniforms and benefits that begin on the date they start work. We also provide extensive training for our pilots, flight attendants, technicians, customer service agents, dispatchers and reservation agents which emphasizes the importance of safety. In 2003, we began leadership training for all of our supervisors, captains and managers because having the right leaders in place across our organization is important to ensure our employees have the right tools and skills to support our customers. Part of our business plan is to reward our people by allowing them to share in our success and align personal successes with those of JetBlue. Our compensation packages include competitive salaries, wages and benefits, profit sharing and an employee stock purchase plan. In addition, a significant number of our employees, including FAA-licensed employees, participate in our stock option plan. We review our compensation packages on a regular basis in an effort to ensure that we remain competitive and are able to hire and retain the best people possible.

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

        Maintenance checks consist of more complex inspections and servicing of the aircraft that cannot be accomplished during an overnight visit. These checks occur at least every 15 months and can range in duration from a few days to approximately a month, depending on the magnitude of the work prescribed in the particular check. We utilize Air Canada and TACA, in El Salvador, to perform our maintenance checks under the oversight of our personnel. Our first scheduled heavy airframe structural inspection occurred in December 2003.

        Component overhaul and repair involves sending engines and certain parts, such as landing gear and avionics, to third party FAA-approved maintenance repair stations for repair or overhaul. We have utilized Pratt and Whitney, MTU, Rolls Royce East Kilbride and IHI, four of the joint venture partners who manufacture our engines, for overhaul and repair of our engines.

Aircraft Fuel

        Fuel costs are our second-largest operating expense and are extremely volatile. Fuel prices and availability are both subject to wide price fluctuations based on geopolitical issues and supply and demand that we can neither control nor accurately predict. We utilize a third party fuel management service to procure our fuel. The following chart summarizes our fuel consumption and costs:

	Year Ended December 31,
	2004	2003	2002
Gallons consumed, in thousands	241,087	173,157	105,515
Total cost, in thousands	$255,366	$147,316	$76,271
Average price per gallon	$1.06	$0.85	$0.72
Percent of operating expenses	22.1%	17.8%	14.4%

        Total cost and average price per gallon each include fuel hedging gains and exclude taxes and fueling services.

        We have a fuel hedging program under which we enter into crude oil option contracts and swap agreements to partially protect against significant increases in fuel prices. We cannot assure you that our fuel hedging program is sufficient to protect us against significant increases in the price of fuel. There have been significant increases in fuel costs and continued high fuel costs or further increases in fuel prices would have a material adverse effect on our operating results.

LiveTV, LLC

        LiveTV, LLC is a wholly owned subsidiary of JetBlue which provides in-flight entertainment systems for commercial aircraft. LiveTV's assets include certain tangible equipment installed on its customers' aircraft, spare parts in inventory and rights to all the patents and intellectual property used for live in-seat satellite television, XM Satellite Radio service, wireless aircraft data link service, cabin surveillance systems and Internet services. LiveTV's major competitors include Rockwell Collins, Thales Avionics, Boeing Connexion and Matsushita Avionics. Except for Matsushita, none of these competitors is currently providing in-seat live television.

        LiveTV has contracts for the sale of certain hardware and installation, programming and maintenance of its live in-seat satellite television system with Frontier Airlines and WestJet Airlines. In 2004, LiveTV entered into a contract with AirTran Airways for the installation, programming and maintenance of XM Satellite Radio Service. LiveTV continues to pursue additional customers.

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

        The FAA primarily regulates flight operations and in particular, matters affecting air safety, such as airworthiness requirements for aircraft, the licensing of pilots, mechanics and dispatchers, and the certification of flight attendants. The civil aviation security functions of the FAA were transferred to the

TSA under the Aviation Security Act. The FAA requires each airline to obtain an operating certificate authorizing the airline to operate at specific airports using specified equipment. We have and maintain FAA certificates of airworthiness for all of our aircraft and have the necessary FAA authority to fly to all of the cities that we currently serve. We are in the process of obtaining the necessary certification from the Brazilian aviation regulatory authority for the new Embraer E190 as well as validation from the FAA as to the aircraft's airworthiness.

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

        We believe that we are operating in material compliance with DOT, FAA and TSA regulations and hold all necessary operating and airworthiness authorizations and certificates. Upon successful completion of our fourth DOT financial, managerial fitness and safety compliance review in December 2004, all restrictions on the number of aircraft we are allowed to operate were removed. We are still regulated by the DOT and FAA and should any of their authorizations or certificates be modified, suspended or revoked, our business could be materially adversely affected.

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

        The Airport Noise and Capacity Act of 1990 recognizes the right of airport operators with special noise problems to implement local noise abatement procedures as long as those procedures do not interfere unreasonably with the interstate and foreign commerce of the national air transportation system. Certain airports, including San Diego and Long Beach, have established restrictions to limit noise, which can include limits on the number of hourly or daily operations and the time of such operations. These limitations serve to protect the local noise-sensitive communities surrounding the airport. Our scheduled flights at Long Beach and San Diego are in compliance with the noise curfew limits, but when we experience irregular operations, on occasion we violate these curfews. We have agreed to a payment structure with the Long Beach City Prosecutor for any violations, which we pay quarterly to the Long Beach Public Library Foundation and are based on the number of infractions in the preceding quarter. This local ordinance has not had, and we believe that it will not have, a negative effect on our operations.

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

        We are able to operate at JFK throughout the day, including during the restricted slot-controlled period, as a result of the DOT granting our request for 75 daily slot exemptions in September 1999 under the 1994 Federal Aviation Administration Authorization Act. In September 2004, we were also granted 11 daily slot exemptions at LaGuardia Airport. Unlike the FAA-assigned slots held by other airlines at JFK and LaGuardia, our slot exemptions, while functioning identically to an FAA-assigned slot, may not be sold, leased, rented or pledged. If we fail to maintain our use of a slot exemption, such slot exemption would be subject to forfeiture.

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

        Long Beach Municipal Airport is also a slot-controlled airport. However, the slot regime at Long Beach Municipal Airport is not federally mandated, but rather is a result of a 1995 court settlement. Under the settlement, there are a total of 41 daily non-commuter departure slots and a single slot is required for every commercial departure. Unlike several of the airports subject to the federal High Density Rule, there are no plans to eliminate slot restrictions at the Long Beach Municipal Airport. We currently operate 22 weekday roundtrip flights from Long Beach Municipal Airport and will initiate two new flights this spring. Of the 17 remaining non-commuter slots not assigned to us, 12 are used for domestic passenger service and five are used by cargo operators. In April 2003, the FAA approved a settlement agreement among the City of Long Beach, American Airlines, Alaska Airlines and JetBlue with respect to the allocation of the slots, which also provides for a priority allocation procedure should supplemental slots above the 41 current slots become available.

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

        We currently compete with other airlines on all of our routes. Many of these airlines are larger and have greater financial resources and name recognition than we do. Several of these competitors have chosen to add service in some of our markets following our entry. As we expand our fleet, the extremely competitive nature of the airline industry could prevent us from attaining the level of passenger traffic required to maintain profitable operations in new markets and impede our growth strategy, which would harm our business.

        The airline industry also encounters extensive price competition and is characterized by low profit margins and high fixed costs. Our ability to meet this price competition depends on, among other things, our ability to operate at costs equal to or lower than our competitors. Price competition occurs through price discounting, fare matching, targeted sale promotions or frequent flyer travel initiatives, all of which are usually matched by other airlines in order to maintain their level of passenger traffic. Recent fare sales have been significant and widespread and have lowered yields for all airlines, including us. A relatively small change in pricing or in passenger traffic due to other airlines' competitive actions could have a disproportionate effect on an airline's operating and financial results. Unanticipated shortfalls in expected revenues as a result of price competition would negatively impact our financial results and harm our business.

        If we fail to successfully implement our growth strategy, our business could be harmed.

        Our growth strategy involves increasing the frequency of flights to markets we currently serve, expanding the number of markets served and increasing flight connection opportunities. Achieving our growth strategy is critical in order for our business to achieve economies of scale and to sustain or increase our profitability. Increasing the number of markets we serve depends on our ability to access suitable airports located in our targeted geographic markets in a manner that is consistent with our cost strategy. We will also need to obtain additional gates at some of our existing destinations. Any condition that would deny, limit or delay our access to airports we seek to serve in the future will constrain our ability to grow. Opening new markets requires us to commit a substantial amount of resources, even before the new services commence. Expansion is also dependent upon our ability to maintain a safe and secure operation and will require additional personnel, equipment and facilities.

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

        We have a significant amount of fixed obligations and we will incur significantly more fixed obligations, which could harm our ability to meet our growth strategy and impair our ability to service our fixed obligations.

        As of December 31, 2004, our debt of $1.54 billion accounted for 67.1% of our total capitalization. Most of our long-term and short-term debt has floating interest rates. In addition to long-term debt, we have a significant amount of other fixed obligations under operating leases related to our aircraft, airport terminal space, other airport facilities and office space. As of December 31, 2004, future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year were approximately $502 million for 2005 through 2009 and an aggregate of $533 million for the years thereafter.

        As of December 31, 2004, we had commitments of approximately $7.28 billion to purchase 214 additional aircraft and other flight equipment over the next seven years, including estimated amounts for contractual price escalations. We have commenced construction of a hangar at JFK and a training facility and hangar in Orlando, Florida and plan to construct a new terminal at JFK. We will incur additional debt and other fixed obligations as we take delivery of new aircraft and other equipment and continue to expand into new markets. We typically finance our aircraft through either secured debt or lease financing. Although we believe that debt and/or lease financing should be available for our aircraft deliveries, we cannot assure you that we will be able to secure such financing on terms acceptable to us or at all.

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

        Our ability to make scheduled payments on our debt and other fixed obligations will depend on our future operating performance and cash flow, which in turn will depend on prevailing economic and political conditions and financial, competitive, regulatory, business and other factors, many of which are beyond our control. We cannot assure you that we will be able to generate sufficient cash flow from our operations to pay our debt and other fixed obligations as they become due, and if we fail to do so our business could be harmed. If we are unable to make payments on our debt and other fixed obligations, we could be forced to renegotiate those obligations or obtain additional equity or debt financing. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our growth strategy. We cannot assure you that our renegotiation efforts would be successful or timely or that we could refinance our obligations on acceptable terms, if at all.

        Our maintenance costs will increase as our fleet ages.

        Because the average age of our aircraft is 2.2 years, our aircraft require less maintenance now than they will in the future. We have incurred lower maintenance expenses because most of the parts on our aircraft are under multi-year warranties. Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our operating expenses, as our fleet ages and these warranties expire.

        If we are unable to attract and retain qualified personnel at reasonable costs or fail to maintain our company culture, our business could be harmed.

        Our business is labor intensive, with labor costs representing approximately one-third of our operating expenses. We expect salaries, wages and benefits to increase on a gross basis and these costs could increase as a percentage of our overall costs. Since we compete against the other major U.S. airlines for pilots, mechanics and other skilled labor and many of them offer wage and benefit packages that exceed ours, we may be required to increase wages and/or benefits in order to attract and retain qualified personnel or risk considerable employee turnover. If we are unable to hire, train and retain qualified employees at a reasonable cost, our business could be harmed and we may be unable to complete our expansion plans.

        In addition, as we hire more people and grow, we believe it may be increasingly challenging to continue to hire people who will maintain our company culture. One of our principal competitive strengths is our service-oriented company culture that emphasizes friendly, helpful, team-oriented and customer-focused employees. Our company culture is important to providing high quality customer service and having a productive workforce that helps keep our costs low. As we grow, we may be unable to identify, hire or retain enough people who meet the above criteria, including those in management or other key positions. Our company culture could otherwise be adversely affected by our growing operations and geographic diversity. If we fail to maintain the strength of our company culture, our competitive ability and our business may be harmed.

        If we fail to successfully take delivery of, place into service and integrate into our operations the new Embraer E190 aircraft we agreed to purchase, our business could be harmed.

        In June 2003, we placed an order for 100 new Embraer E190 jet aircraft, with options for an additional 100 new aircraft. Acquisition of an all-new type of aircraft, such as the Embraer E190, involves a variety of risks relating to its ability to be successfully placed into service, including:

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

        In addition, we also face risks in integrating a second type of aircraft into our existing infrastructure and operations, including, among other things, the additional costs, resources and time needed to hire and train new pilots, technicians and other skilled support personnel. If we fail to successfully take delivery of, place into service and integrate into our operations the new Embraer E190 aircraft, our business could be harmed.

        We rely on maintaining a high daily aircraft utilization rate to keep our costs low, which makes us especially vulnerable to delays.

        One of our key competitive strengths is to maintain a high daily aircraft utilization rate, which is the amount of time that our aircraft spend in the air carrying passengers. High daily aircraft utilization allows us to generate more revenue from our aircraft and is achieved in part by reducing turnaround times at airports so we can fly more hours on average in a day. The expansion of our business to include a new fleet type, new destinations, more frequent flights on current routes and expanded facilities could increase the risk of delays. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including adverse weather conditions, security requirements, air traffic congestion and unscheduled maintenance. Reduced aircraft utilization may limit our ability to achieve and maintain profitability as well as lead to customer dissatisfaction.

        Our business is highly dependent on the New York City market and increases in competition or a reduction in demand for air travel in this market would harm our business.

        We maintain a large presence in the New York City market, with approximately 75% of our daily flights having JFK or LaGuardia as either their destination or origin. Our business would be harmed by any circumstances causing a reduction in demand for air transportation in the New York metropolitan area, such as adverse changes in local economic conditions, negative public perception of the city, additional terrorist attacks or significant price increases linked to increases in airport access costs and fees imposed on passengers. Our business could also be harmed by an increase in the amount of direct competition we face at JFK, LaGuardia or Newark, or by an increase in congestion or delays at JFK. As a result, we remain highly dependent on the New York City market.

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

        We expect our quarterly operating results to fluctuate due to price changes in aircraft fuel as well as the timing and amount of maintenance and advertising expenditures. Seasonality also impacts our operations, with high vacation and leisure demand occurring on the Florida routes between October and April and on our western routes during the summer. Actions of our competitors may also contribute to fluctuations in our results. We are more susceptible to adverse weather conditions, including snow storms and hurricanes, as a result of our operations being concentrated on the East Coast, than are some of our competitors. As we enter new markets, we could be subject to additional seasonal variations along with any competitive responses to our entry by other airlines. As a result of these factors, quarter-to-quarter comparisons of our operating results may not be a good indicator of our future performance. In addition, it is possible that in any future quarter our operating results could be below the expectations of investors and any published reports or analyses regarding JetBlue. In that event, the price of our common stock could decline, perhaps substantially.

        We rely heavily on automated systems and technology to operate our business and any failure of these systems could harm our business.

        We are increasingly dependent on automated systems and technology to operate our business, enhance customer service and achieve low operating costs, including our computerized airline reservation system, telecommunication systems, website, check-in kiosks and in-flight entertainment systems. Since we issue only electronic tickets, our website and reservation system must be able to accommodate a high volume of traffic and deliver important flight information. Substantial or repeated website, reservations system, telecommunication systems, kiosk or in-flight entertainment systems failures, could reduce the attractiveness of our services and could result in our customers purchasing tickets from another airline. Any disruption in these systems could result in the loss of important data, increase our expenses and generally harm our business.

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

        Our current dependence on a single type of aircraft and engine for all of our flights makes us particularly vulnerable to any problems associated with the Airbus A320 or the IAE International Aero Engines V2527-A5 engine, including design defects, mechanical problems, contractual performance by the manufacturers, or adverse perception by the public that would result in customer avoidance or in actions by the FAA resulting in an inability to operate our aircraft. Carriers that operate a more diversified fleet are better positioned than we are to manage such events. While our recent decision to acquire a new fleet of Embraer E190 aircraft may lessen our exposure to this risk, we will likely also become subject to similar sets of risks with the aircraft manufacturer, Embraer, and the manufacturer of the related engines, General Electric, once we begin to take delivery of these aircraft in 2005.

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

        Our business depends upon the efforts of our Chief Executive Officer, David Neeleman, and our President and Chief Operating Officer, David Barger. The loss of the services of either of these individuals could harm our business.

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

        As a result of slower general economic conditions that have persisted since 2001, domestic airlines have experienced a decline in demand resulting in extensive industry-wide financial losses. While domestic passenger traffic is returning to previous levels, the airline industry has continued to add or restore capacity, resulting in strong price competition. Financial losses have continued into 2004 resulting in airlines renegotiating or attempting to renegotiate labor contracts, reconfiguring flight schedules, furloughing or terminating employees, as well as other efficiency and cost-cutting measures. Two major airlines have reexamined their traditional business models and have created their own low-fare operations. Despite these actions, several airlines have sought or threatened reorganization under Chapter 11 of the U.S. Bankruptcy Code permitting them to reduce labor rates, restructure debt, terminate pension plans and generally reduce their cost structure. Such factors may have a greater impact during time periods when the industry encounters continued financial losses, as airlines under financial pressures may institute pricing structures to achieve near-term survival rather than long-term viability. It is foreseeable that further airline reorganizations, bankruptcies or consolidations may occur, the effects of which we are unable to predict. We cannot assure you that the occurrence of these events, or potential changes resulting from these events, will not harm our business or the industry.

        Continued high fuel costs would harm our business.

        Fuel costs constitute a substantial portion of our total operating expenses. There have been significant increases in fuel costs and continued high fuel costs or further increases would harm our financial condition and results of operations. Historically, fuel costs have been subject to wide price fluctuations based on geopolitical issues and supply and demand. Fuel availability is also affected by demand for home heating oil, gasoline and other petroleum products. Because of the effect of these events on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. In the event of a fuel supply shortage or further increases in fuel prices, a curtailment of scheduled service could result. Some of our competitors may have more leverage than we do in obtaining fuel. In addition, although we utilize a fuel hedging program, under which we enter into crude oil option contracts and swap agreements to partially protect against significant increases in fuel prices, our fuel hedging program does not completely protect us against price increases and is limited in fuel volume and duration.

        A future act of terrorism, the threat of such acts or escalation of U.S. military involvement overseas could adversely affect our industry.

        Even if not directed at the airline industry, a future act of terrorism, the threat of such acts or escalation of U.S. military involvement overseas could have an adverse effect on the airline industry. In the event of a terrorist attack, the industry would likely experience significantly reduced demand. We cannot assure you that these actions, or consequences resulting from these actions, will not harm our business or the industry.

        Changes in government regulations imposing additional requirements and restrictions on our operations or the U.S. government ceasing to provide adequate war risk insurance could increase our operating costs and result in service delays and disruptions.

        Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, that involve significant compliance costs. In the last several years, Congress has passed laws, and the DOT, FAA and the TSA, have issued regulations relating to the operation of airlines that have required significant expenditures. We expect to continue to incur expenses in connection with complying with government regulations. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. If adopted, these measures could have the effect of raising ticket prices, reducing revenue and increasing costs. We cannot assure you that these and other laws or regulations enacted in the future will not harm our business.

        The U.S. government currently provides insurance coverage for certain claims resulting from acts of terrorism, war or similar events. Should this coverage no longer be offered, the coverage that would be available to us through commercial aviation insurers may have substantially less desirable terms, result in higher costs and not be adequate to protect our risk, any of which could harm our business.

ITEM 2. PROPERTIES

Aircraft

        As of December 31, 2004, we operated a fleet consisting of 69 Airbus A320 aircraft, each powered by two IAE International Aero Engines V2527-A5 engines, as follows:

Aircraft	Seating Capacity	Owned	Operating Leased	Total	Average Age in Years
Airbus A320	156	44	25	69	2.2

        Our aircraft leases expire as follows: one in 2009, one in 2010, two in 2012, four in 2013, one in 2015, one in 2016, two in 2018, two in 2019, one in 2020, three in 2022 and seven in 2023. All 44 owned aircraft are subject to secured debt financing. We have taken delivery of two aircraft in 2005 with secured debt financing, one of which has begun scheduled service.

        As of December 31, 2004, we had on order 114 Airbus A320 aircraft and 100 Embraer E190 aircraft with options to acquire 50 additional Airbus A320 aircraft and 100 additional Embraer E190 aircraft, which are scheduled for delivery through 2016 (on a relatively even basis during each year) as follows:

	Firm			Option
Year	Airbus A320	Embraer E190	Total	Airbus A320	Embraer E190	End of Year Cumulative Total Fleet
2005	15	7	22	—	—	91
2006	17	18	35	—	—	126
2007	17	18	35	—	—	161
2008	17	18	35	2	—	198
2009	18	18	36	2	—	236
2010	18	18	36	2	—	274
2011	12	3	15	9	15	313
2012	—	—	—	20	18	351
2013	—	—	—	15	18	384
2014	—	—	—	—	18	402
2015	—	—	—	—	18	420
2016	—	—	—	—	13	433

	114	100	214	50	100

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

        Our principal base of operations is Terminal 6 at JFK, which is operated under a lease with the Port Authority of New York and New Jersey that expires in November 2006. In addition, discussions are on-going with the Port Authority and the FAA regarding the construction of a new terminal at JFK. If an agreement is reached, we plan to build a new terminal with occupancy currently projected in mid-2008.

        Our West Coast operations are based at Long Beach Municipal Airport, which serves the Los Angeles area. In February 2005, we announced our plan to increase our presence at Boston's Logan International Airport by moving our operations to Terminal C and operating up to 11 gates by 2008.

        We anticipate completing construction of a 70,000 square foot aircraft maintenance hangar and adjacent 32,000 square foot office facility to accommodate our technical support operations personnel at JFK in the second quarter of 2005. The ground lease for this site expires in December 2015. In addition, we lease one building at JFK where we store aircraft spare parts and passenger supplies. We currently rent, on a month-to-month permit, a hangar at JFK to perform overnight maintenance on our aircraft.

        In 2004, we began construction at Orlando International Airport of our first flight training center as well as a 70,000 square foot hangar for the installation and maintenance of our LiveTV in-flight satellite television system and aircraft maintenance. The training center will encompass 80,000 square feet with capacity for eight flight simulators and two cabin simulators, plus classrooms, a training pool and administration areas. This facility will be used for the initial and continuous training of all our pilots and in-flight crew, as well as support training for our technical operations and customer service crew. Both of these facilities are expected to be completed in mid-2005.

        Our primary corporate offices are located in Forest Hills, New York, where we lease space under a lease that expires in 2012. Our operations staff is based primarily at JFK and our finance and scheduling departments are based in Darien, Connecticut.

        Our office in Salt Lake City, Utah contains a core team of employees who are responsible for group sales, customer service and at-home reservation agent supervision, as well as revenue management and credit card fraud investigation. In keeping with our commitment to innovation, the majority of our reservation agents work out of their homes and are linked to our reservations system through personal computers.

ITEM 3.    LEGAL PROCEEDINGS

        Beginning September 2003, we became aware that several lawsuits were commenced against us in the 3rd Judicial District Court of Utah, San Diego Superior Court, the U.S. District Court for the Central District of California, the U.S. District Court for the Eastern District of New York and the U.S. District Court for the Southern District of Florida, alleging various causes of action, including fraudulent misrepresentation, breach of contract, violation of privacy rights, as well as violations of consumer protection statutes and federal electronic communications laws. These claims arose out of our providing access to limited customer data to a government contractor in connection with a test project for military base security. While the Utah action has been dismissed with prejudice and our motion to dismiss is pending in the consolidated actions in the U.S. District Court for the Eastern District of New York, the litigation is in its preliminary stage and we are unable to determine the impact it may have upon us.

        In the ordinary course of our business, we are party to various other legal proceedings and claims which we believe are incidental to the operation of our business. We believe that the ultimate outcome of these proceedings to which we are currently a party will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the fourth quarter of 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Certain information concerning JetBlue's executive officers as of the date of this report follows. There are no family relationships between any of JetBlue's executive officers.

        David Neeleman, age 45, is our Chief Executive Officer and is the Chairman of the Board. He has served as our Chief Executive Officer and as a board member since August 1998. He has been our Chairman of the Board since May 2003. Mr. Neeleman was a co-founder of WestJet and from 1996 to 1999 served as a member of WestJet's board of directors. From October 1995 to October 1998, Mr. Neeleman served as the Chief Executive Officer and a member of the board of directors of Open Skies, a company that develops and implements airline reservation systems and which was acquired by the Hewlett Packard Company. From 1988 to 1994, Mr. Neeleman served as President and was a member of the board of directors of Morris Air Corporation, a low-fare airline that was acquired by Southwest Airlines. For a brief period, in connection with the acquisition, he served on the Executive Planning Committee at Southwest Airlines. From 1984 to 1988, Mr. Neeleman was an Executive Vice President of Morris Air.

        David Barger, age 47, is our President and Chief Operating Officer and has served in this capacity since August 1998. He is also a member of our board of directors. From 1992 to 1998, Mr. Barger served in various management positions with Continental Airlines, including Vice President, Newark hub. He held various director level positions at Continental Airlines from 1988 to 1995. From 1982 to 1988, Mr. Barger served in various positions with New York Air, including Director of Stations.

        Thomas Kelly, age 52, is our Executive Vice President and Secretary and has served in this capacity since August 1998. From August 1998 until February 2003, he was also our General Counsel. From December 1995 to October 1998, Mr. Kelly served as the Executive Vice President, General Counsel and a member of the board of directors of Open Skies. From 1990 to 1994, Mr. Kelly served as the Executive Vice President and General Counsel of Morris Air Corporation and served as a member of the board of directors of Morris Air from 1991 to 1993.

        John Owen, age 49, is our Executive Vice President and Chief Financial Officer and has served in this capacity since January 1999. From August 1998 to December 1998, Mr. Owen served as the Vice President for Operations Planning and Analysis for Southwest Airlines. From October 1984 to August 1998, Mr. Owen served as the Treasurer for Southwest Airlines.

        Holly Nelson, age 47, is our Vice President and Controller and has served in this capacity since February 2001. From 1984 to 2001, Ms. Nelson held senior financial management positions with Northwest Airlines, including Director, Corporate Accounting and Reporting from August 1992 to February 2001. Ms Nelson is an inactive Certified Public Accountant.

        Jim Hnat, age 34, is our General Counsel and has served in this capacity since February 2003. Prior to serving in this capacity, Mr. Hnat served as our Associate General Counsel since June 2001. From 1999 to June 2001, Mr. Hnat was an attorney at the New York office of Milbank, Tweed, Hadley and McCloy, LLP, where he practiced in the firm's Global Transportation Finance Group specializing in aircraft finance transactions. Mr. Hnat's aviation legal practice began in airline defense litigation at Condon & Forsyth's New York office from 1996 to 1999. Mr. Hnat is a member of the bar of New York and Massachusetts.

        Alfred Spain, age 60, is our Senior Vice President of Operations and has served in this capacity since July 2003 when he was promoted from Vice President of Flight Operations, a position he had held since early 1999. From 1990 to 1999, Mr. Spain served in various capacities at Continental Airlines, including Vice President of Flight Operations for Continental Micronesia, Inc.

        Tom Anderson, age 40, is our Senior Vice President Technical Operations and Aircraft Programs and has served in this capacity since July 2003 when he was promoted from Vice President of Technical

Operations and Aircraft Programs, a position he had held since 2001. From 1992 to 1999, Mr. Anderson was with Boeing Commercial Airplane Group where his positions included Sales Director. He joined JetBlue in early 1999 as Director, Aircraft Programs.

        Tim Claydon, age 40, is our Senior Vice President Sales and Marketing. He has served in this capacity since July 2003 when he was promoted from Vice President Sales and Business Development, a position he had held since February 2001. Mr. Claydon served as Senior Manager Supplier Relations with Expedia Inc. from 1999 to 2001. From 1988 to 1999, he held various sales and marketing management roles at Virgin Atlantic Airways, both in the UK and U.S., including Vice President Sales and Marketing, North America.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is traded on the Nasdaq National Market under the symbol JBLU. The following table below shows the high and low sales prices for our common stock, as adjusted for our November 2003 three-for-two stock split.

	High	Low
2003 Quarter Ended
March 31	$19.97	$15.43
June 30	28.54	18.16
September 30	41.73	27.55
December 31	47.15	25.44
2004 Quarter Ended
March 31	29.37	20.29
June 30	31.00	24.01
September 30	29.37	20.10
December 31	26.32	19.87

        As of January 31, 2005, there were approximately 550 holders of record of our common stock.

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

        For the three months ended December 31, 2004, no shares of common stock were surrendered or withheld in connection with the payment of the exercise price or withholding taxes in respect to the exercise of outstanding stock options.

ITEM 6.    SELECTED FINANCIAL DATA

        The following financial information for the five years ended December 31, 2004 has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report.

	Year Ended December 3l,
	2004		2003		2002		2001		2000
	(in thousands, except per share data)
Statements of Income Data:
Operating revenues	$1,265,972		$998,351		$635,191		$320,414		$104,618
Operating expenses:
Salaries, wages and benefits	337,118		267,334		162,191		84,762		32,912
Aircraft fuel	255,366		147,316		76,271		41,666		17,634
Landing fees and other rents	91,181		68,691		43,881		27,342		11,112
Depreciation and amortization	76,540		50,397		26,922		10,417		3,995
Aircraft rent	70,216		59,963		40,845		32,927		13,027
Sales and marketing	63,198		53,587		44,345		28,305		16,978
Maintenance materials and repairs	44,901		23,114		8,926		4,705		1,052
Other operating expenses	214,509		159,116		126,823		63,483		29,096

Total operating expenses	1,153,029		829,518		530,204		293,607		125,806
Operating income (loss)	112,943		168,833		104,987		26,807		(21,188)
Government compensation(l)	—		22,761		407		18,706		—
Other income (expense)	(36,121)		(16,155)		(10,370)		(3,598)		(381)

Income (loss) before income taxes	76,822		175,439		95,024		41,915		(21,569)
Income tax expense (benefit)(2)	29,355		71,541		40,116		3,378		(239)

Net income (loss)	$47,467		$103,898		$54,908		$38,537		$(21,330)

Earnings (loss) per common share:
Basic	$0.46		$1.07		$0.73		$4.39		$(11.85)
Diluted(3)	$0.43		$0.96		$0.56		$0.51		$(11.85)
Other Financial Data:
Operating margin	8.9%		16.9%		16.5%		8.4%		(20.3)%
Ratio of earnings to fixed charges(4)	1.6	x	3.2	x	2.7	x	1.9	x	—
Net cash provided by operating activities	$198,420		$286,337		$216,477		$111,279		$2,824
Net cash used in investing activities	(795,948)		(751,530)		(744,461)		(289,855)		(241,130)
Net cash provided by financing activities	437,250		789,136		657,214		261,695		254,463

(1)
In 2003, we received $22.8 million in compensation under the Emergency War Time Supplemental Appropriations Act. In 2002 and 2001, we received a total of $19.1 million in compensation under the Air Transportation Safety and System Stabilization Act.

(2)
In 2001, our income tax expense was reduced due to the full reversal of our deferred tax asset valuation allowance.

(3)
Diluted earnings per share for the year ended December 31, 2003 has been restated from the $0.97 previously reported as a result of adopting of EITF Issue No. 04-08. See Note 7 to our consolidated financial statements for additional information.

(4)
Earnings were inadequate to cover fixed charges by $26.0 million for the year ended December 31, 2000.

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$410,417	$570,695	$246,752	$117,522	$34,403
Total assets	2,798,644	2,185,757	1,378,923	673,773	344,128
Total debt	1,544,812	1,108,595	711,931	374,431	177,048
Convertible redeemable preferred stock	—	—	—	210,441	163,552
Common stockholders' equity (deficit)	756,200	671,136	414,673	(32,167)	(54,153)
	Year Ended December 3l,
	2004	2003	2002	2001	2000
Operating Statistics (unaudited)
Revenue passengers	11,782,625	9,011,552	5,752,105	3,116,817	1,144,421
Revenue passenger miles (000)	15,730,302	11,526,945	6,835,828	3,281,835	1,004,496
Available seat miles (ASMs) (000)	18,911,051	13,639,488	8,239,938	4,208,267	1,371,836
Load factor	83.2%	84.5%	83.0%	78.0%	73.2%
Breakeven load factor(5)	77.7%	72.5%	71.5%	73.7%	90.6%
Aircraft utilization (hours per day)	13.4	13.0	12.9	12.6	12.0
Average fare	$103.61	$107.09	$106.95	$99.62	$88.84
Yield per passenger mile (cents)	7.76	8.37	9.00	9.46	10.12
Passenger revenue per ASM (cents)	6.46	7.08	7.47	7.38	7.41
Operating revenue per ASM (cents)	6.69	7.32	7.71	7.61	7.63
Operating expense per ASM (cents)	6.10	6.08	6.43	6.98	9.17
Airline operating expense per ASM (cents)(5)	6.03	6.07	6.43	6.98	9.17
Departures	90,532	66,920	44,144	26,334	10,265
Average stage length (miles)	1,339	1,272	1,152	986	825
Average number of operating aircraft during period	60.6	44.0	27.0	14.7	5.8
Full-time equivalent employees at period end(5)	6,413	4,892	3,572	1,983	1,028
Average fuel cost per gallon	$1.06	$0.85	$0.72	$0.76	$0.96
Fuel gallons consumed (000)	241,087	173,157	105,515	55,095	18,340
Percent of sales through jetblue.com during period	75.4%	73.0%	63.0%	44.1%	28.7%

(5)
Excludes results of operations and employees of LiveTV, LLC, which are unrelated to our airline operations.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a low-fare, low-cost passenger airline that provides high-quality customer service primarily on point-to-point routes. We offer our customers a differentiated product, with new aircraft, low fares, leather seats, up to 36 channels of free LiveTV at every seat, pre-assigned seating and reliable performance. We focus on serving markets that previously were underserved and/or large metropolitan areas that have had high average fares. We currently serve 30 destinations in 12 states, Puerto Rico, the Dominican Republic and The Bahamas, and intend to maintain a disciplined growth strategy. As of December 31, 2004, we operated 300 flights a day with a fleet of 69 single-class Airbus A320 aircraft.

        The following chart demonstrates our growth:

			Operating Aircraft
At Period Ended	Cities Served	Number of Full and Part-Time Employees
			Owned	Leased	Total
December 31, 2000	12	1,174	4	6	10
December 31, 2001	18	2,361	9	12	21
December 31, 2002	20	4,011	21	16	37
December 31, 2003	21	5,433	29	24	53
March 31, 2004	23	5,833	32	25	57
June 30, 2004	27	6,311	35	25	60
September 30, 2004	28	6,748	38	25	63
December 31, 2004	30	7,211	44	25	69

        We expect to continue to grow. As of December 31, 2004, our firm aircraft orders consisted of 114 Airbus A320 aircraft and 100 Embraer E190 aircraft, plus options for an additional 50 Airbus A320 aircraft and 100 Embraer E190 aircraft. Our growth strategy involves adding additional frequencies on our existing routes, connecting new city pairs among destinations we already serve and entering new markets. During 2004, we initiated service from New York's John F. Kennedy International Airport to Sacramento and San Jose, CA, Phoenix, AZ, Aguadilla, Puerto Rico, Santo Domingo and Santiago, Dominican Republic and Nassau, The Bahamas, and from Boston's Logan International Airport to Fort Lauderdale, Fort Myers, Orlando and Tampa, FL, Oakland and Long Beach, CA and Denver, CO. In addition, we initiated service from New York's LaGuardia Airport to Fort Lauderdale, FL and increased the frequency of service in many of our existing markets.

        We derive our revenue primarily from transporting passengers on our aircraft. Passenger revenue was 96.4% of our operating revenues for the year ended December 31, 2004. Revenues generated from international routes accounted for 1.2% of our total passenger revenues in 2004. Because all of our fares are nonrefundable, revenue is recognized either when the transportation is provided or after the ticket or customer credit expires. We measure capacity in terms of available seat miles, which represents the number of seats available for passengers multiplied by the number of miles the seats are flown. Yield, or the average amount one passenger pays to fly one mile, is calculated by dividing passenger revenue by revenue passenger miles.

        We strive to increase passenger revenue primarily by maintaining our high load factor, which is the percentage of aircraft seating capacity that is actually utilized. Based on published fares at our time of entry, our advance purchase fares were often 30% to 40% below those existing in markets prior to our entry, while our "walk-up" fares were generally up to 60% to 70% below the other major U.S. airlines' unrestricted "full coach" fares. Our low fares are designed to stimulate demand, particularly from fare-conscious leisure and business travelers who might otherwise have used alternate forms of transportation or would not have traveled at all. In addition to our regular fare structure, we frequently offer sale fares with shorter advance purchase requirements in most of the markets we serve and match the sale fares offered by other airlines. Other revenue consists primarily of the $20 or $25 fee charged to change a customer's reservation through our website or our reservation agents, respectively, and revenues earned by our subsidiary, LiveTV, LLC, for the sale of, and on-going programming services provided for, in-flight entertainment systems sold to other airlines. Other components include concession sales at our terminal at JFK, excess baggage charges, mail revenue, commissions from website travel sales and revenue from the sale of liquor in-flight.

        We have low operating expenses because we operate a single type of aircraft, with high utilization and a single class of service, have a productive workforce and use advanced technologies. The largest components of our operating expenses are salaries, wages and benefits provided to our employees, including provisions for our profit sharing plan, and aircraft fuel. The price and availability of aircraft fuel are extremely volatile due to many global economic and geopolitical factors that we can neither control nor accurately predict. Sales and marketing expenses include advertising and fees paid to credit card companies. Our distribution costs tend to be lower than those of most other airlines on a per unit basis because almost all of our customers book through our website or our reservation agents. Maintenance materials and repairs are expensed when incurred. Because the average age of our aircraft is 2.2 years, all of our aircraft require less maintenance now than they will in the future. Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our unit costs, as our fleet ages. Other operating expenses consist of purchased services (including expenses related to fueling, ground handling, skycap, security and janitorial services), insurance, personnel expenses, taxes other than payroll taxes, professional fees, passenger refreshments, supplies, bad debts and communication costs.

        The airline industry is one of the most heavily taxed in the U.S., with taxes and fees accounting for approximately 20% of the total fare charged to a customer. Airlines are obligated to fund all of these taxes and fees regardless of their ability to pass these charges on to the customer. Should the TSA's $2.50 per enplanement ticket tax be increased to $5.50, as has been proposed in President Bush's 2005 budget, our revenues could be lower. Additionally, if the TSA changes the way the Aviation Security Infrastructure Fee is assessed, our security costs may be higher.

        Our operating margin, which measures operating income as a percentage of operating revenues, was 8.9% in 2004 and 16.9% in 2003, both of which were higher than most other major U.S. airlines, according to reports by these airlines.

        The highest levels of traffic and revenue on our routes to and from Florida are generally realized from October through April, and on our routes to and from the western United States in the summer. Many of our areas of operations in the Northeast experience bad weather conditions in the winter, causing increased costs associated with deicing aircraft, cancelled flights and accommodating displaced passengers. Our Florida routes experience bad weather conditions in the summer and fall due to thunderstorms and hurricanes. As we enter new markets, we could be subject to additional seasonal variations along with competitive responses to our entry by other airlines. Given our high proportion of fixed costs, this seasonality may cause our results of operations to vary from quarter to quarter.

        Most major airlines have reported losses in 2004 and some have either filed bankruptcy or are using the threat of bankruptcy to reduce their costs in an attempt to improve their ability to compete with low-fare airlines. Additionally, our competitors have chosen to add service, reduce their fares and/or offer special promotions in the markets that we service in an attempt to maintain market share, which has resulted in intense price competition. We expect the airline industry to remain intensely competitive, especially if adverse economic conditions and capacity additions persist. Our capability to meet these competitive responses depends on, among other things, our ability to operate at costs equal to or lower than our competitors. Although we have been able to raise capital, remain profitable and continue to grow, the highly competitive nature of the airline industry could prevent us from attaining the passenger traffic required to maintain profitable operations in new markets.

Outlook for 2005

        Industry forecasts for 2005 anticipate U.S. capacity increases of between 4% to 5% over 2004. We expect our operating capacity to increase approximately 27% to 29% over 2004 with the addition of 15 new Airbus A320 and seven Embraer E190 aircraft in 2005. The E190 will represent less than one-half of 1% of our total expected 2005 available seat miles. Average stage length is expected to remain unchanged in 2005. Higher maintenance costs are expected to be partially offset by our fixed costs being spread over higher projected available seat miles. Fuel costs have risen sharply in 2004 and may increase further. Although we have hedged 22% of our anticipated fuel requirements for 2005, we expect to incur higher fuel costs. Assuming fuel prices of $1.17 per gallon, net of hedging, our cost per available seat mile is expected to be slightly higher than 2004 and our operating margin is projected to be between 7% to 9% for 2005. Further actions by our competitors, including Delta Air Lines' recently changed fare structure, could also impact our revenues and operating margins.

        We expect to take delivery of our first Embraer E190 aircraft beginning in August 2005 and plan to place it into service in the fourth quarter of 2005. The addition of the Embraer E190 to our fleet will increase our flexibility and better position us to take advantage of market opportunities. We intend to capitalize on revenue opportunities that would not have been available to us with only one aircraft type in our fleet, such as establishing non-stop service in markets where carriers currently do not provide non-stop service. We expect to incur one-time charges associated with integrating a new aircraft type into our fleet prior to it entering revenue service, including obtaining necessary certifications, the hiring and training of new pilots, technicians and flight attendants, and outfitting a new aircraft type with LiveTV.

        In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), Share-Based Payment, which requires us to record stock-based compensation expense for all employee stock options and our stock purchase plan using the fair value method. This change will have a significant impact on our results of operations, although it will have no impact on our overall financial position. It will also affect our ability to provide accurate guidance on our future reported financial results due to the difficulty in projecting the stock price used to establish the value of stock options. We plan to adopt this change prospectively on July 1, 2005, and we are currently assessing implementation options, including possible modifications to our 2002 Stock Incentive Plan. However, based on our pro forma calculations, we expect to record approximately $20 million in additional non-cash stock-based compensation expense for the second half of 2005, which will also result in an increase in our tax rate due to the non-deductibility of these charges. See Note 1 to our consolidated financial statements for the impact this standard would have had on our prior period financial results.

Results of Operations

        The U.S. domestic airline environment continues to be extremely challenging as a result of two factors. First, is the extremely weak revenue environment caused by widespread price competition and continued increases in industry capacity. Capacity was added in many of our markets, especially in the New York—California markets. We have also encountered aggressive responses from our competitors trying to protect or regain market share through fare matching, price discounts, targeted sale promotions and frequent flyer travel initiatives, all of which are usually matched by other airlines. Second, is the record high aircraft fuel prices caused by the sharp rise in crude oil prices. As a result of these external factors that are largely outside of our control, we saw a significant reduction in our profitability for the year.

  Year 2004 Compared to Year 2003

        Our net income for the year 2004 decreased to $47.5 million from $103.9 million for the year 2003. We had operating income of $112.9 million, a decrease of $55.9 million over 2003, and our operating margin was 8.9%, down 8.0 points from 2003. This was our fourth straight year of profitable operations and concluded our 16th consecutive profitable quarter.

        Diluted earnings per share was $0.43 and $0.96 for the years ended 2004 and 2003, respectively. Our results for 2003 included $22.8 million in Emergency War Time Act compensation which, net of profit sharing and income taxes, amounted to $11.5 million, or $0.11 per diluted share.

        Operating Revenues.    Operating revenues increased 26.8%, or $267.6 million, primarily due to an increase in passenger revenues. Increased passengers resulting from a 35.3% increase in departures, or $351.9 million, partially offset by a 7.3% decrease in yield, or $96.2 million, drove the increase in passenger revenue of $255.7 million for the year 2004. Lower yields experienced during 2004 and a 1.3 point reduction in load factor were primarily attributable to an extremely competitive environment, which included unprecedented fare discounting and frequent flyer offers by several airlines in most of the markets we serve. These carriers also added back capacity that was taken out in 2003 at the onset of hostilities in Iraq, which significantly impacted our East-West markets. Additionally, four major hurricanes during the third quarter resulted in estimated lost revenue of $8 to $10 million. Other revenue increased 35.9%, or $11.9 million, primarily due to increased change fees of $5.5 million resulting from more passengers and LiveTV third party revenues of $3.2 million.

        Operating Expenses.    Operating expenses increased 39.0%, or $323.5 million, primarily due to operating an average of 16.6 additional aircraft, which provided us with higher capacity. Operating capacity increased 38.6% to 18.9 billion available seat miles due to scheduled capacity increases and increased transcontinental flights over 2003. Operating expenses per available seat mile increased 0.3% to 6.10 cents. In detail, operating costs per available seat mile were (percent changes are based on unrounded numbers):

	Year Ended December 31,
			Percent Change
	2004	2003
	(in cents)
Operating expenses:
Salaries, wages and benefits	1.78	1.96	(9.0)%
Aircraft fuel	1.35	1.08	25.0
Landing fees and other rents	.48	.50	(4.3)
Depreciation and amortization	.41	.37	9.5
Aircraft rent	.37	.44	(15.5)
Sales and marketing	.33	.39	(14.9)
Maintenance materials and repairs	.24	.17	40.1
Other operating expenses	1.14	1.17	(2.8)

Total operating expenses	6.10	6.08	0.3%

        Had fuel prices remained at 2003 levels, our cost per available seat mile, or CASM, would have decreased by 3.5% to 5.87 cents. The following table reconciles our operating expenses reported in accordance with U.S. generally accepted accounting principles with those that we would have achieved had aircraft fuel prices remained at the 2003 levels. In management's view, comparative analysis of period-to-period operating results can be enhanced by excluding the significant increase in the price of aircraft fuel, which is largely beyond our control.

	Year Ended December 31, 2004
	$	CASM
	(in thousands)	(in cents)
Operating expenses as reported	$1,153,029	6.10
Less: Reported aircraft fuel	(255,366)	(1.35)
Add: Aircraft fuel at 2003 cost per gallon	205,109	1.08
Profit sharing impact	7,539	0.04

Fuel neutral operating expenses	$1,110,311	5.87

        Salaries, wages and benefits increased 26.1%, or $69.8 million, due to an increase in average full-time equivalent employees of 33.7% in 2004 compared to 2003. Cost per available seat mile decreased 9.0% principally as a result of a $17.4 million lower profit sharing provision, of which $3.4 million was attributable to Emergency War Time Act compensation in 2003.

        Aircraft fuel expense increased 73.3%, or $108.0 million, due to 67.9 million more gallons of aircraft fuel consumed resulting in $57.8 million of additional fuel expense and, even after giving effect to the $37.1 million of fuel hedging gains, a 24.5% increase in average fuel cost per gallon, or $50.2 million. Our fuel costs represented 22.1% and 17.8% of our operating expenses in 2004 and 2003, respectively. During 2004, aircraft fuel prices remained at or near historically high levels, with our average fuel price per gallon at $1.06 compared to $0.85 in 2003. Based on our expected fuel volume for 2005, a $0.10 per gallon increase in the cost of aircraft fuel would increase our annual fuel expense by approximately $32 million. Cost per available seat mile increased 25.0% due to the increase in average fuel cost per gallon.

        Landing fees and other rents increased 32.7%, or $22.5 million, due to a 35.3% increase in departures over 2003. Cost per available seat mile decreased 4.3% due to higher capacity and an increase in average stage length.

        Depreciation and amortization increased 51.9%, or $26.1 million, primarily due to having an average of 35.6 owned aircraft in 2004 compared to 23.2 in 2003. Cost per available seat mile increased 9.5% due to a higher percentage of our aircraft fleet being owned.

        Aircraft rent increased 17.1%, or $10.3 million, due to having an average of 25.0 aircraft operated under operating leases during 2004 compared to 20.8 in 2003. Cost per available seat mile decreased 15.5% due to higher capacity and a smaller percentage of our fleet being leased.

        Sales and marketing expense increased 17.9%, or $9.6 million, due to higher credit card fees resulting from increased passenger revenues. On a cost per available seat mile basis, sales and marketing expense decreased 14.9% primarily due to the increases in capacity exceeding increases in advertising costs. We book the majority of our reservations through a combination of our website (75.4% in 2004) and reservation agents (22.9% in 2004).

        Maintenance materials and repairs increased 94.3%, or $21.8 million, due to 16.6 more average aircraft in 2004 compared to 2003 and a gradual aging of our fleet. The cost per available seat mile increased 40.1% year-over-year due to the completion of 54 airframe checks in 2004 compared to 34 in 2003, as well as increased engine and component repairs, and is expected to increase significantly as our fleet ages.

        Other operating expenses increased 34.8%, or $55.4 million, primarily due to higher variable costs associated with increased capacity and number of passengers served. Cost per available seat mile decreased 2.8% as a result of our fixed costs being spread over higher capacity.

        Other Income (Expense).    Interest expense increased 85.1% primarily due to our debt financing of 15 additional aircraft and interest on our 3 1/2% convertible notes, resulting in $24.6 million of additional interest expense.    Interest income increased by $3.2 million due to higher interest rates. Other income also includes the ineffective gains(losses) on our derivative contracts, which were de minimis in 2004 and resulted in a gain of $2.2 million in 2003.

        Our effective tax rate declined to 38.2% in 2004 compared to 40.8% in 2003 primarily as a result of $2.2 million in California State Enterprise Zone tax credits in 2004.

  Year 2003 Compared to Year 2002

        Our net income for the year 2003 increased to $103.9 million from $54.9 million for the year 2002. We had operating income of $168.8 million, an increase of $63.8 million over 2002, and our operating margin was 16.9%, up 0.4 points from 2002. Our effective tax rate was 40.8% in 2003 compared to 42.2% in 2002. During 2003, we incurred additional amortization, depreciation and salaries and benefits expense, which was offset by a reduction in other operating expenses where the expense for payments by JetBlue under its long-term contractual agreement to LiveTV were previously recorded.

        Diluted earnings per share was $0.96 and $0.56 for the years ended 2003 and 2002, respectively. Our results for 2003 included $22.8 million in Emergency War Time Act compensation which, net of income taxes and profit sharing, amounted to $11.5 million, or $0.11 per diluted share. Our earnings per share for 2003 reflect an increased number of weighted average shares outstanding compared to 2002 as a result of our capital raising efforts, including our follow-on public offering of common stock in July 2003.

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

        Operating Expenses.    Operating expenses increased 56.5%, or $299.4 million, primarily due to operating an average of 17.0 additional aircraft, which provided us with higher capacity. Operating capacity increased 65.5% to 13.6 billion available seat miles due to scheduled capacity increases and increased transcontinental flights over 2002.

        Operating expenses per available seat mile decreased 5.5% to 6.08 cents. In detail, operating costs per available seat mile were (percent changes are based on unrounded numbers):

	Year Ended December 31,
			Percent Change
	2003	2002
	(in cents)
Operating expenses:
Salaries, wages and benefits	1.96	1.97	(0.4)%
Aircraft fuel	1.08	.92	16.7
Landing fees and other rents	.50	.53	(5.4)
Depreciation and amortization	.37	.33	13.1
Aircraft rent	.44	.49	(11.3)
Sales and marketing	.39	.54	(27.0)
Maintenance materials and repairs	.17	.11	56.4
Other operating expenses	1.17	1.54	(24.2)

Total operating expenses	6.08	6.43	(5.5)%

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

        Sales and marketing expense increased 20.8%, or $9.2 million, due to increased advertising and higher credit card fees resulting from increased passenger revenues. These increases were offset by lower travel agent commissions following their elimination in April 2002. On a cost per available seat mile basis, sales and marketing expense decreased 27.0% primarily due to the increase in available seat miles and lower commissions. We book the majority of our reservations through a combination of our website (73.0% in 2003) and our reservation agents (24.6% in 2003).

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

        Other Income (Expense).    Interest expense increased 37.5%, or $7.9 million, due to the debt financing of eight additional aircraft and interest on our 3 1/2% convertible notes resulting in $11.2 million of additional interest expense, offset by $3.3 million due to lower interest rates.    Interest income increased by $2.2 million due to higher cash and investment balances offset by lower interest rates. Other income also includes ineffectiveness on our derivative contracts, which resulted in gains of $2.2 million in 2003 and $0.7 million in 2002.

  Quarterly Results of Operations

        The following table sets forth selected financial data and operating statistics for the four quarters ended December 31, 2004. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10-K.

	Three Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004(1)
Statements of Income Data
(dollars in thousands)
Operating revenues	$289,003	$319,718	$323,215	$334,036
Operating expenses:
Salaries, wages and benefits	77,584	83,902	86,255	89,377
Aircraft fuel	49,245	57,430	68,499	80,192
Landing fees and other rents	21,517	21,868	24,699	23,097
Depreciation and amortization	16,316	17,441	19,550	23,233
Aircraft rent	17,255	17,740	17,553	17,668
Sales and marketing	13,424	18,342	14,657	16,775
Maintenance materials and repairs	12,497	8,391	11,518	12,495
Other operating expenses	48,501	49,516	57,499	58,993

Total operating expenses	256,339	274,630	300,230	321,830

Operating income	32,664	45,088	22,985	12,206
Other income (expense)	(6,900)	(8,574)	(9,175)	(11,472)

Income before income taxes	25,764	36,514	13,810	734
Income tax expense (benefit)	10,571	15,056	5,387	(1,659)

Net income	$15,193	$21,458	$8,423	$2,393

Operating margin	11.3%	14.1%	7.1%	3.7%
Operating Statistics:
Revenue passengers	2,650,073	2,920,697	3,033,338	3,178,517
Revenue passenger miles (000)	3,372,295	3,935,385	4,196,006	4,226,616
Available seat miles (ASMs) (000)	4,218,520	4,656,795	4,940,080	5,095,656
Load factor	79.9%	84.5%	84.9%	82.9%
Breakeven load factor(2)	73.0%	74.3%	80.8%	82.4%
Aircraft utilization (hours per day)	13.3	13.7	13.6	13.2
Average fare	$105.51	$105.86	$102.73	$100.79
Yield per passenger mile (cents)	8.29	7.86	7.43	7.58
Passenger revenue per ASM (cents)	6.63	6.64	6.31	6.29
Operating revenue per ASM (cents)	6.85	6.87	6.54	6.56
Operating expense per ASM (cents)	6.08	5.90	6.08	6.32
Airline operating expense per ASM (cents)(2)	6.05	5.84	6.00	6.24
Departures	20,845	22,145	22,893	24,649
Average stage length (miles)	1,297	1,348	1,383	1,325
Average number of operating aircraft during period	55.3	58.6	61.8	66.5
Average fuel cost per gallon	$0.92	$0.97	$1.08	$1.24
Fuel gallons consumed (000)	53,725	59,370	63,466	64,526
Percent of sales through jetblue.com during period	76.9%	75.2%	75.0%	74.7%
Full-time equivalent employees at period end(2)	5,292	5,718	6,127	6,413

(1)
During the fourth quarter of 2004, we recorded additional passenger revenue of $3.5 million to recognize expired customer credits based on stated terms. We also recorded other non-recurring charges totaling $2.0 million.

(2)
Excludes results of operations and employees for LiveTV, LLC, which are unrelated to our airline operations.

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

Liquidity and Capital Resources

        At December 31, 2004, we had cash and cash equivalents of $410.4 million, compared to $570.7 million at December 31, 2003. We presently have no lines of credit other than a short-term borrowing facility for certain aircraft predelivery deposits. This facility allowed for borrowings of up to $48.0 million prior to November 2005, with $43.6 million in borrowings outstanding at December 31, 2004.

        We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities totaled $198.4 million in 2004, $286.3 million in 2003 and $216.5 million in 2002. The $87.9 million decline in cash flows from operations in 2004 compared to 2003 was primarily a result of a 7.3% decline in yields and a 24.5% increase in fuel prices, offset by a 36.5% increase in revenue passenger miles. The increase in operating cash flows in 2003 compared to 2002 was primarily due to the growth of our business. Cash flows from operations were also impacted by the receipt of government compensation, which was $22.8 million less in 2004 compared to 2003 and $19.6 million higher in 2003 compared to 2002. Net cash used in investing and financing activities was $358.7 million in 2004 and $87.2 million in 2002. Net cash from investing and financing activities was $37.6 million in 2003.

        Investing Activities.    During 2004, capital expenditures related to our purchase of flight equipment included expenditures of $510.7 million for 15 Airbus aircraft and one spare engine, $180.7 million for flight equipment deposits and $18.7 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $87.2 million.

        During 2003, capital expenditures related to our purchase of flight equipment included expenditures of $509.6 million for 15 Airbus aircraft and one spare engine, $160.4 million for flight equipment deposits and $20.1 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $42.9 million.

        Financing Activities.    Financing activities during 2004 consisted primarily of (1) the financing of 13 aircraft with $431.0 million in floating rate equipment notes purchased with proceeds from our public offering of pass-through certificates, (2) the financing of two aircraft with $68.0 million of 12-year floating rate equipment notes issued to a European bank, (3) the repayment of three spare engine notes totaling $9.1 million, (4) scheduled maturities of $67.4 million of debt and (5) net short-term borrowings of $13.7 million.

        On March 24, 2004, we completed a public offering of $431.0 million of pass-through certificates, Series 2004-1, to finance 13 new Airbus A320 aircraft, all of which were delivered by December 2004. On November 15, 2004, we completed a separate public offering of $498.2 million of pass-through certificates, Series 2004-2, to finance all of the 15 new Airbus A320 aircraft deliveries scheduled for 2005. The pre-funded cash proceeds from the sale of the Series 2004-2 certificates are being held in escrow with a depositary. As aircraft are delivered, the cash proceeds are utilized to purchase our secured equipment notes issued to finance these aircraft.

        We currently have shelf registration statements on file with the Securities and Exchange Commission related to the issuance of $1 billion aggregate amount of common stock, preferred stock, debt securities and/or pass-through certificates. The net proceeds of any securities we sell under these registration statements may be used to fund working capital and capital expenditures, including the purchase of aircraft and construction of facilities on or near airports. Through December 31, 2004, we had issued $498.2 million in pass-through certificates under these registration statements.

        Financing activities during 2003 consisted primarily of (1) the public offering of 4,485,000 shares of our common stock at $28.33 per share, as adjusted for our November 2003 stock split, raising net proceeds of $122.5 million, (2) our issuance of $175 million of 3 1/2% convertible notes due 2033, raising net proceeds of $170.4 million, (3) the sale and leaseback over 20 years of seven aircraft for $265.2 million with a U.S. leasing institution, (4) the incurrence of $270.5 million of 10- to 12- year floating rate equipment notes issued to various European banks secured by eight aircraft, (5) net short-term borrowings of $8.2 million, and (6) the repayment of $57.0 million of debt. Net proceeds from our equity and notes offerings are being used to fund working capital and capital expenditures, including capital expenditures related to the purchase of aircraft and construction of facilities on or near airports.

        None of our lenders or lessors are affiliated with us. Our short-term borrowings are part of a floating rate facility with a group of commercial banks to finance aircraft predelivery deposits.

        Capital Resources.    We have been able to generate sufficient funds from operations to meet our working capital requirements. We do not currently have any lines of credit and almost all of our property and equipment is encumbered. We typically finance our aircraft through either secured debt or lease financing. At December 31, 2004, we operated a fleet of 69 Airbus A320 aircraft, of which 25 are financed under operating leases with the remaining 44 financed by secured debt. At December 31, 2004, secured debt financing has been arranged for all of our Airbus A320 aircraft deliveries scheduled for 2005. Lease financing has been arranged for the first 30 of our Embraer E190 aircraft deliveries. Although we believe that debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot assure you that we will be able to secure financing on terms attractive to us, if at all. While these financings may or may not result in an increase in liabilities on our balance sheet, our fixed costs will increase significantly regardless of the financing method ultimately chosen. To the extent we cannot secure financing, we may be required to modify our aircraft acquisition plans or incur higher than anticipated financing costs.

        Working Capital.    Our working capital was $29.1 million and $276.1 million at December 31, 2004 and December 31, 2003, respectively. We expect to meet our obligations as they become due through available cash and internally generated funds, supplemented as necessary by debt and/or equity financings and proceeds from aircraft sale and leaseback transactions. We expect to continue generating positive working capital through our operations. However, we cannot predict whether current trends and conditions will continue or what the effect on our business might be from the extremely competitive environment we are operating in or from events that are beyond our control, such as increased fuel prices, the impact of airline bankruptcies or consolidations, U.S. military actions, or acts of terrorism. We have obtained financing for all of our aircraft deliveries scheduled for 2005. Assuming that we utilize the predelivery short-term borrowing facility available to us, we believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

Contractual Obligations

        Our noncancelable contractual obligations at December 31, 2004 include the following (in millions):

	Payments due in
	Total	2005	2006	2007	2008	2009	Thereafter
Long-term debt(1)	$2,011	$173	$166	$163	$179	$129	$1,201
Operating leases	1,035	110	114	98	92	88	533
Flight equipment obligations	7,280	820	1,120	1,170	1,210	1,240	1,720
Short-term borrowings	44	44	—	—	—	—	—
Facilities and other(2)	271	143	28	28	30	27	15

Total	$10,641	$1,290	$1,428	$1,459	$1,511	$1,484	$3,469

(1)
Includes actual interest and estimated interest for floating-rate debt based on December 31, 2004 rates.

(2)
Amounts represent noncancelable commitments for the purchase of goods and services.

        All of our debt, other than our 3 1/2% convertible notes, has floating interest rates and had a weighted average maturity of 8.6 years at December 31, 2004. Interest rates adjust quarterly or semi-annually based on the London Interbank Offered Rate, or LIBOR. Under the debt agreements related to two of our aircraft, we are required to comply with two specific financial covenants. The first requires that our tangible net worth be at least 12% of our total assets. The second requires that for each quarter, our EBITDA for the prior four quarters must be at least twice our interest expense for those four quarters. Our inability to comply with the required financial maintenance covenants or provisions could result in default under these financing agreements and would result in a cross default under our other financing agreements. In the event of any such default and our inability to obtain a waiver of the default, all amounts outstanding under the agreements could be declared to be immediately due and payable. If we did not have sufficient available cash to pay all amounts that become due and payable, we would have to seek additional debt or equity financing, which may not be available on acceptable terms, or at all. At December 31, 2004, we were in compliance with the covenants of all of our debt and lease agreements.

        We have significant operating lease obligations for 25 aircraft with initial lease terms that range from 10 to 20 years. Five of these aircraft have variable-rate rent payments and adjust semi-annually based on LIBOR. We also lease airport terminal space and other airport facilities in each of our markets, as well as office space and other equipment. We have $20.4 million of restricted cash pledged under standby letters of credit related to certain of our leases, which expire at the end of the related lease terms.

        Our firm aircraft orders at December 31, 2004 consisted of 114 Airbus A320 aircraft and 100 Embraer E190 aircraft scheduled for delivery as follows: 22 in 2005, 35 in each of 2006, 2007 and 2008, 36 in each of 2009 and 2010, and 15 in 2011. We meet our predelivery deposit requirements for our Airbus A320 aircraft by paying cash, or by using a short-term borrowing facility, for deposits required 24 and 12 months prior to delivery. Any Airbus A320 predelivery deposits paid by the issuance of notes are fully repaid at the time of delivery of the related aircraft. Predelivery deposits for our Embraer E190 aircraft are required 15, 12 and six months prior to delivery. We do not currently have a borrowing facility in place for these deposits.

        We also have options to acquire 50 additional Airbus A320 aircraft for delivery from 2008 through 2013 and 100 additional Embraer E190 aircraft for delivery from 2011 through 2016. We can elect to substitute Airbus A321 aircraft or A319 aircraft for the A320 aircraft until 21 months prior to the scheduled delivery date for those aircraft not on firm order.

        We are constructing an aircraft maintenance hangar and an adjacent office facility at JFK that is scheduled to be completed in the second quarter of 2005. In 2004, we began construction of a flight training center as well as a hangar for installation and maintenance of our LiveTV in-flight satellite television system and aircraft maintenance at Orlando International Airport, both of which are expected to be completed in mid-2005. Anticipated capital expenditures for facility improvements, spare parts and ground purchases for 2005 are projected to be approximately $200 million in the aggregate. In addition, discussions are on-going with the Port Authority of New York and New Jersey and the FAA regarding the construction of a new terminal at JFK. If an agreement is reached, we plan to build a new terminal with occupancy currently projected in mid-2008.

        Our commitments also include those of LiveTV, which has several noncancelable long-term purchase agreements with its suppliers to provide equipment to be installed on its customers' aircraft, including JetBlue's aircraft.

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

        We have determined that we hold a variable interest in, but are not the primary beneficiary of, certain pass-through trusts which are the purchasers of equipment notes issued by us and held by such pass-through trusts. The proceeds from the sale of the certificates are being held in escrow with a depositary. As aircraft are delivered, the proceeds are utilized to purchase our secured equipment notes issued to finance these aircraft. The proceeds held in escrow are not assets of ours, nor are the certificates obligations of ours or guaranteed by us; therefore they are not included in our consolidated financial statements.

        The certificates contain liquidity facilities whereby a third party agrees to make payments sufficient to pay up to 18 months of interest on the applicable certificates if a payment default occurs. The liquidity providers for the Series 2004-1 certificates are Landesbank Hessen-Thüringen Girozentrale and Morgan Stanley Capital Services Inc. The liquidity providers for the Series 2004-2 certificates are Landesbank Baden-Württemberg and Citibank, N.A.

        We utilize a policy provider to provide credit support on the Class G-1 and Class G-2 certificates. The policy provider has unconditionally guaranteed the payment of interest on the certificates when due and the payment of principal on the certificates no later than 18 months after the final expected regular distribution date. The policy provider is MBIA Insurance Corporation (a subsidiary of

MBIA, Inc.). Financial information for the parent company of the policy provider is available at the SEC's website at http://www.sec.gov or at the SEC's public reference room in Washington, D.C.

        We have also made certain guarantees and indemnities to other unrelated parties that are not reflected on our balance sheet, which we believe will not have a significant impact on our results of operations, financial condition or cash flows. We have no other off-balance sheet arrangements. See Notes 2, 3 and 11 to our consolidated financial statements for a more detailed discussion of our variable interests and other contingencies, including guarantees and indemnities.

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

        Passenger revenue.    Passenger ticket sales are initially recorded as a component of air traffic liability. Revenue is recognized when transportation is provided or when a ticket expires, as all of our tickets are non-refundable. Upon payment of a change fee, we provide our customers with a credit that is recorded in air traffic liability, which expires 12 months from the date of scheduled travel if not used. In limited circumstances, we grant credit for tickets which have expired. We do not recognize as revenue the amount of credits estimated to be granted after the date of scheduled travel. These estimates are based upon the evaluation of historical trends.

        Accounting for long-lived assets.    In accounting for long-lived assets, we make estimates about the expected useful lives, projected residual values and the potential for impairment. In estimating useful lives and residual values of our aircraft, we have relied upon actual industry experience with the same or similar aircraft types and our anticipated utilization of the aircraft. Changing market prices of new and used aircraft, government regulations and changes in our maintenance program or operations could result in changes to these estimates. Our purchased technology, which resulted from our acquisition of LiveTV in 2002, is being amortized over six years based on the average number of aircraft expected to be in service as of the date of acquisition, resulting in an increasing annual expense as we had commitments at that time to purchase additional aircraft over the next four years.

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

        Derivative instruments used for aircraft fuel.    We utilize financial derivative instruments to manage the price risk of changing aircraft fuel prices. The December 31, 2004 fair value of our derivative instruments was $20.5 million. As the majority of our financial derivative instruments are not traded on a market exchange, we estimate their fair values with the assistance of third parties determined by the use of present value methods or standard option value models, with assumptions about commodity prices based on those observed in underlying markets. In addition, as there is not a reliable forward market for jet fuel, we must estimate the future prices of jet fuel in order to measure the effectiveness of the hedging instruments in offsetting changes to those prices, as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Forward jet fuel prices are estimated through the observation of similar commodity futures prices (such as crude oil) and adjusted based on variations to those like commodities. As all of our hedges settle within 12 months, the variation between estimates and actuals are recognized in a short period of time.

        Frequent flyer accounting.    We utilize a number of estimates in accounting for our TrueBlue customer loyalty program, which are consistent with industry practices. We record a liability, which was $0.8 million as of December 31, 2004, for the estimated incremental cost of providing free travel awards, including an estimate for partially earned awards. The estimated cost includes incremental fuel, insurance, passenger food and supplies, and reservation fees. In estimating the liability, we currently assume that 90% of earned awards will be redeemed and that 30% of our outstanding points will ultimately result in awards. Periodically, we evaluate our assumptions for appropriateness, including comparison of the cost estimates to actual costs incurred and the redemption assumptions to actual redemption experience. Changes in the minimum award levels or in the lives of the awards would also require us to reevaluate the liability, potentially resulting in a significant impact in the year of change as well as in future years.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes to the price of fuel and interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Variable-rate leases are not considered market sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. Actual results may differ. See Notes 1, 2 and 12 to our consolidated financial statements for accounting policies and additional information.

        Aircraft fuel.    Our results of operations are affected by changes in the price and availability of aircraft fuel. To manage the price risk, we use crude oil option contracts and swap agreements. Market risk is estimated as a hypothetical 10% increase in the December 31, 2004 cost per gallon of fuel, including the effects of our fuel hedges. Based on projected 2005 fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $33 million in 2005, compared to an estimated $14 million for 2004 measured as of December 31, 2003. As of December 31, 2004, we had hedged approximately 20% of our projected 2005 fuel requirements. All existing hedge contracts settle by the end of 2005.

        Interest.    Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. At December 31, 2004, all of our debt, other than our 3 1/2% convertible notes, had floating interest rates. If interest rates average 10% higher in 2005 than they did during 2004, our interest expense would increase by approximately $2 million, compared to an estimated $1 million for 2004 measured as of December 31, 2003. If interest rates average 10% lower in 2005 than they did during 2004, our interest income from cash and investment balances would decrease by approximately $1 million, compared to $0.5 million for 2004 measured as of December 31, 2003. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate debt, cash equivalent and short-term investment balances at December 31, 2004 and 2003.

        Fixed Rate Debt.    On December 31, 2004, our $175 million 3 1/2% convertible notes due in 2033 had an estimated fair value of $167.1 million, based on quoted market prices. If interest rates were 10% higher than the stated rate, the fair value of this debt would have been $164.4 million as of December 31, 2004.

PART 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JETBLUE AIRWAYS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$410,417	$570,695
Short-term investments	38,745	36,610
Receivables, less allowance (2004—$622; 2003—$903)	38,271	16,723
Inventories, less allowance (2004—$628; 2003—$369)	10,360	8,295
Prepaid expenses and other	17,287	13,417

Total current assets	515,080	645,740
PROPERTY AND EQUIPMENT
Flight equipment	1,835,267	1,220,272
Predelivery deposits for flight equipment	262,925	186,453

	2,098,192	1,406,725
Less accumulated depreciation	108,933	60,567

	1,989,259	1,346,158
Other property and equipment	182,713	95,299
Less accumulated depreciation	34,117	20,467

	148,596	74,832

Total property and equipment	2,137,855	1,420,990
OTHER ASSETS
Purchased technology, less accumulated amortization (2004—$14,257; 2003—$6,259)	54,258	62,256
Other	91,451	56,771

Total other assets	145,709	119,027

TOTAL ASSETS	$2,798,644	$2,185,757

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2004	2003
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$70,934	$52,983
Air traffic liability	174,062	134,719
Accrued salaries, wages and benefits	56,092	61,851
Other accrued liabilities	36,037	23,081
Short-term borrowings	43,578	29,884
Current maturities of long-term debt	105,295	67,101

Total current liabilities	485,998	369,619
LONG-TERM DEBT	1,395,939	1,011,610
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	122,757	99,030
Other	37,750	34,362

	160,507	133,392
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 25,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 500,000,000 shares authorized; 104,236,599 and 102,069,111 shares issued and outstanding in 2004 and 2003, respectively	1,042	1,021
Additional paid-in capital	581,056	552,375
Retained earnings	167,156	119,689
Unearned compensation	(5,713)	(7,544)
Accumulated other comprehensive income	12,659	5,595

Total stockholders' equity	756,200	671,136

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,798,644	$2,185,757

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
OPERATING REVENUES
Passenger	$1,220,758	$965,091	$615,171
Other	45,214	33,260	20,020

Total operating revenues	1,265,972	998,351	635,191
OPERATING EXPENSES
Salaries, wages and benefits	337,118	267,334	162,191
Aircraft fuel	255,366	147,316	76,271
Landing fees and other rents	91,181	68,691	43,881
Depreciation and amortization	76,540	50,397	26,922
Aircraft rent	70,216	59,963	40,845
Sales and marketing	63,198	53,587	44,345
Maintenance materials and repairs	44,901	23,114	8,926
Other operating expenses	214,509	159,116	126,823

Total operating expenses	1,153,029	829,518	530,204

OPERATING INCOME	112,943	168,833	104,987
OTHER INCOME (EXPENSE)
Interest expense	(53,478)	(28,897)	(21,009)
Capitalized interest	8,874	5,203	5,325
Interest income and other	8,483	7,539	5,314
Government compensation	—	22,761	407

Total other income (expense)	(36,121)	6,606	(9,963)

INCOME BEFORE INCOME TAXES	76,822	175,439	95,024
Income tax expense	29,355	71,541	40,116

NET INCOME	47,467	103,898	54,908
Preferred stock dividends	—	—	(5,955)

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$47,467	$103,898	$48,953

EARNINGS PER COMMON SHARE:
Basic	$0.46	$1.07	$0.73

Diluted	$0.43	$0.96	$0.56

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$47,467	$103,898	$54,908
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	29,737	69,753	39,659
Depreciation	66,493	44,133	24,730
Amortization	10,927	6,732	2,192
Changes in certain operating assets and liabilities:	—	—
(Increase) decrease in receivables	(21,267)	(4,047)	6,851
Increase in inventories, prepaid and other	(6,194)	(11,491)	(3,992)
Increase in air traffic liability	39,343	37,185	45,968
Increase in accounts payable and other accrued liabilities	20,094	37,335	34,734
Other, net	11,820	2,839	11,427

Net cash provided by operating activities	198,420	286,337	216,477
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(616,620)	(572,572)	(544,065)
Predelivery deposits for flight equipment	(180,685)	(160,381)	(109,950)
Purchase of short-term investments	(18,729)	(25,870)	(11,395)
Proceeds from maturities of short-term investments	25,310	9,185	2,000
Acquisition of LiveTV, LLC, net of cash acquired	—	—	(80,448)
Other, net	(5,224)	(1,892)	(603)

Net cash used in investing activities	(795,948)	(751,530)	(744,461)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	20,148	136,022	174,014
Issuance of long-term debt	499,004	445,500	416,000
Aircraft sale and leaseback transactions	—	265,200	150,000
Short-term borrowings	43,578	32,688	27,098
Repayment of long-term debt	(76,481)	(57,041)	(71,398)
Repayment of short-term borrowings	(29,884)	(24,483)	(34,200)
Other, net	(19,115)	(8,750)	(4,300)

Net cash provided by financing activities	437,250	789,136	657,214

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(160,278)	323,943	129,230
Cash and cash equivalents at beginning of period	570,695	246,752	117,522

Cash and cash equivalents at end of period	$410,417	$570,695	$246,752

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit/ Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2001	9,819	$98	$3,835	$(33,117)	$(2,983)	$—	$(32,167)
Net income	—	—	—	54,908	—	—	54,908
Change in fair value of derivatives, net of $125 in taxes	—	—	—	—	—	187	187

Total comprehensive income							55,095
Accrued undeclared dividends on preferred stock	—	—	—	(5,955)	—	—	(5,955)
Proceeds from initial public offering, net of offering expenses	15,180	152	168,126	—	—	—	168,278
Conversion of redeemable preferred stock	69,058	691	215,703	—	—	—	216,394
Exercise of common stock options	1,217	12	1,054	—	—	—	1,066
Tax benefit of options exercised	—	—	6,568	—	—	—	6,568
Unearned compensation on common stock options, net of forfeitures	—	—	8,144	—	(8,144)	—	—
Amortization of unearned compensation	—	—	—	—	1,713	—	1,713
Stock issued under crewmember stock purchase plan	364	4	3,710	—	—	—	3,714
Other	—	(1)	13	(45)	—	—	(33)

Balance at December 31, 2002	95,638	956	407,153	15,791	(9,414)	187	414,673
Net income	—	—	—	103,898	—	—	103,898
Change in fair value of derivatives, net of $4,127 in taxes	—	—	—	—	—	5,716	5,716
Reclassifications into earnings, net of $205 in taxes	—	—	—	—	—	(308)	(308)

Total comprehensive income							109,306
Proceeds from secondary offering, net of offering expenses	4,485	45	122,453	—	—	—	122,498
Exercise of common stock options	1,096	11	4,130	—	—	—	4,141
Tax benefit of options exercised	—	—	9,380	—	—	—	9,380
Amortization of unearned compensation	—	—	—	—	1,755	—	1,755
Stock issued under crewmember stock purchase plan	853	9	9,479	—	—	—	9,488
Other	(3)	—	(220)	—	115	—	(105)

Balance at December 31, 2003	102,069	1,021	552,375	119,689	(7,544)	5,595	671,136
Net income	—	—	—	47,467	—	—	47,467
Change in fair value of derivatives, net of $7,828 in taxes	—	—	—	—	—	12,659	12,659
Reclassifications into earnings, net of $4,046 in taxes	—	—	—	—	—	(5,595)	(5,595)

Total comprehensive income							54,531
Exercise of common stock options	1,130	11	4,371	—	—	—	4,382
Tax benefit of options exercised	—	—	8,676	—	—	—	8,676
Amortization of unearned compensation	—	—	—	—	1,709	—	1,709
Stock issued under crewmember stock purchase plan	1,038	10	15,756	—	—	—	15,766
Other	—	—	(122)	—	122	—	—

Balance at December 31, 2004	104,237	$1,042	$581,056	$167,156	$(5,713)	$12,659	$756,200

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

        JetBlue Airways Corporation offers low-fare, low-cost passenger air transportation service and provides high-quality customer service primarily on point-to-point routes. We offer our customers a differentiated product, with new aircraft, low fares, leather seats, free LiveTV (a direct satellite TV service) at every seat, pre-assigned seating and reliable performance. We commenced service in February 2000 and established our primary base of operations at New York's John F. Kennedy International Airport, or JFK, which serves as the origination or destination for 75% of our flights. We currently serve 30 destinations in 12 states, Puerto Rico, the Dominican Republic and The Bahamas. LiveTV, LLC, or LiveTV, a wholly owned subsidiary, provides in-flight entertainment systems for commercial aircraft, including live in-seat satellite television, digital satellite radio, wireless aircraft data link service and cabin surveillance systems.

Note 1—Summary of Significant Accounting Policies

        Basis of Presentation:    Our consolidated financial statements include the accounts of JetBlue Airways Corporation, or JetBlue, and our subsidiaries, collectively "we" or the "Company", with all intercompany transactions and balances having been eliminated. Air transportation services accounted for substantially all the Company's operations in 2002, 2003 and 2004. Accordingly, segment information is not provided for LiveTV. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

        Advertising Costs:    Advertising costs, which are included in sales and marketing, are expensed as incurred. Advertising expense in 2004, 2003 and 2002 was $27.4 million, $25.8 million and $24.1 million, respectively.

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

	Year Ended December 31,
	2004	2003	2002
Net income, as reported	$47,467	$103,898	$54,908
Add: Stock-based compensation expense included in reported net income, net of tax	1,056	1,039	989
Deduct: Stock-based compensation expense determined under the fair value method, net of tax
Crewmember stock purchase plan	(7,400)	(2,759)	(3,264)
Employee stock options	(12,672)	(7,652)	(2,933)

Pro forma net income	$28,451	$94,526	$49,700

Earnings per common share:
Basic—as reported	$0.46	$1.07	$0.73

Basic—pro forma	$0.28	$0.97	$0.65

Diluted—as reported	$0.43	$0.96	$0.56

Diluted—pro forma	$0.26	$0.88	$0.51

        New Accounting Standard.    In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. As originally issued in 1995, SFAS No. 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. We will be required to apply SFAS No. 123(R) as of the first interim reporting period that begins after June 15, 2005, and we plan to adopt it using the modified-prospective method, effective July 1, 2005. We are currently evaluating the impact SFAS No. 123(R) will have on us and, based on our preliminarily analysis, expect to incur approximately $20 million in additional compensation expense during the period July 1, 2005 to December 31, 2005 as a result of this new accounting standard.

Note 2—Long-term Debt and Short-term Borrowings

        Long-term debt at December 31, 2004 and 2003 consisted of the following (in thousands):

	2004	2003
Floating rate equipment notes due through 2016, weighted average interest rate 4.3% and 3.1%, respectively	$895,230	$903,711
3 1/2% convertible unsecured notes due in 2033	175,000	175,000
EETC 2004-1 floating rate equipment notes due through 2014, 4.7% weighted average rate	431,004	—

Total debt	1,501,234	1,078,711
Less: current maturities	105,295	67,101

Long-term debt	$1,395,939	$1,011,610

        On March 24, 2004, we completed a public offering of $431.0 million of pass-through certificates, Series 2004-1G-1, 2004-1G-2 and 2004-1C. Separate trusts were established for each class of these certificates. We issued $431.0 million in equipment notes to these trusts to finance 13 new Airbus A320 aircraft delivered in 2004. The Class G-1 certificates totaling $119.1 million bear interest at three month London Interbank Offered Rate, or LIBOR, plus 0.375%, the Class G-2 certificates totaling $187.9 million bear interest at three month LIBOR plus 0.42%, and the Class C certificates totaling $124.0 million bear interest at three month LIBOR plus 4.25%. Principal payments are required on the Class G-1 and Class C certificates quarterly commencing on March 15, 2005. The entire principal amount of the Class G-2 certificates is scheduled to be paid on March 15, 2014. Interest on all certificates is payable quarterly.

        On November 15, 2004, we completed a public offering of $498.2 million of pass-through certificates, Series 2004-2G-1, 2004-2G-2 and 2004-2C, to finance all of the 15 new Airbus A320 aircraft scheduled to be delivered in 2005. Separate trusts were established for each class of these certificates. The Class G-1 certificates totaling $176.8 million bear interest at three month LIBOR plus 0.375%, the Class G-2 certificates totaling $185.4 million bear interest at three month LIBOR plus 0.45%, and the Class C certificates totaling $136.0 million bear interest at three month LIBOR plus 3.10%. Principal payments are required on the Class G-1 and Class C certificates quarterly commencing on February 15, 2006 and November 15, 2005, respectively. The entire principal amount of the Class G-2 certificates is scheduled to be paid on November 15, 2016. Interest on all certificates is payable quarterly and commences on February 15, 2005.

        The proceeds from the sale of the 2004-2 certificates are being held in escrow with a depositary. As aircraft are delivered, the proceeds will be utilized to purchase our secured equipment notes issued to finance these aircraft. The proceeds held in escrow are not assets of ours, nor are the certificates obligations of ours or guaranteed by us; therefore, they are not included in our consolidated financial statements. At December 31, 2004, the entire $498.2 million of proceeds from the sale of the 2004-2 certificates was held in escrow and not recorded as an asset or direct obligation of ours; however, interest expense on the certificates, net of interest income on the proceeds held in escrow, is included in interest expense.

        On July 15, 2003, we sold $175 million aggregate principal amount of 3 1/2% convertible unsecured notes due 2033, raising net proceeds of $170.4 million. The notes bear interest at 3 1/2% payable semi-annually on January 15 and July 15.

        The notes are convertible into 4.1 million shares of our common stock at a price of approximately $42.50 per share, or 23.52945 shares per $1,000 principal amount of notes. The conversion rate is subject to adjustment in certain circumstances. Holders of the notes may convert their notes under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2003, if the closing sale price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 95% of the product of the closing sale price of our common stock and the conversion rate; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate transactions.

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

        At December 31, 2004, we were in compliance with the covenants of all our debt and lease agreements, which include among other things, a requirement to maintain certain financial ratios. Aircraft, engines and predelivery deposits having a net book value of $1.78 billion at December 31, 2004, were pledged as security under various loan agreements.

        Maturities of long-term debt for the next five years are as follows (in thousands):

2005	$105,295
2006	108,006
2007	110,188
2008	132,955
2009	94,341

        Interest rates on floating rate notes adjust quarterly or semi-annually based on LIBOR. Cash payments of interest, net of capitalized interest, aggregated $41.2 million, $19.7 million and $14.2 million in 2004, 2003 and 2002, respectively.

        We have a funding facility to finance aircraft predelivery deposits. The facility, as amended in June 2004, allowed for borrowings up to $48.0 million through November 2004 and matures in November 2005. Commitment fees are 0.5% per annum on the average unused portion of the facility. At December 31, 2004, $4.4 million was unused and is no longer available under this facility. The weighted average interest rate on these outstanding short-term borrowings at December 31, 2004 and 2003 was 4.1% and 2.7%, respectively.

        We currently have shelf registration statements on file with the Securities and Exchange Commission related to the issuance of $1 billion aggregate amount of common stock, preferred stock, debt securities and/or pass-through certificates. Through December 31, 2004, we had issued $498 million in pass-through certificates under these registration statements.

Note 3—Leases

        We lease aircraft, as well as airport terminal space, other airport facilities, office space and other equipment, which expire in various years through 2036. Total rental expense for all operating leases in 2004, 2003 and 2002 was $119.8 million, $99.1 million and $64.5 million, respectively. We have $20.4 million of restricted cash pledged under standby letters of credit related to certain of our leases, which is included in other assets.

        At December 31, 2004, 25 of the 69 aircraft we operated were leased under operating leases, with initial lease term expiration dates ranging from 2009 to 2023. Five of the 25 aircraft leases have variable-rate rent payments based on LIBOR. Eighteen aircraft leases generally can be renewed at rates based on fair market value at the end of the lease term for one, two or four years and 15 aircraft leases have purchase options after five or 12 years at amounts that are expected to approximate fair market value or at the end of the lease term at fair market value. During 2003, we entered into sale and leaseback transactions for seven aircraft acquired in 2003. Gains associated with sale and leaseback operating leases have been deferred and are being recognized on a straight-line basis over the lease term as a reduction to aircraft rent expense.

        Future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 2004, are as follows (in thousands):

	Aircraft	Other
2005	$81,008	$29,332
2006	87,662	25,903
2007	85,611	12,069
2008	82,146	10,286
2009	80,012	8,480
Thereafter	496,697	36,235

Total minimum lease payments	$913,136	$122,305

        We hold variable interests in 15 of our 25 aircraft leases, which are owned by single owner trusts whose sole purpose is to purchase, finance and lease these aircraft to us. Since we do not participate in these trusts and we are not at risk for losses, we are not required to include these trusts in our consolidated financial statements. Our maximum exposure is the remaining lease payments, which are reflected in the future minimum lease payments in the table above.

Note 4—Stockholders' Equity

        Effective with our initial public offering, our authorized shares of capital stock were increased to 500 million shares of common stock and 25 million shares of preferred stock, and all outstanding shares of our convertible redeemable preferred stock were converted to common stock on a one-for-one basis. The holders of our common stock are entitled to one vote per share on all matters which require a vote by the Company's stockholders as outlined in the articles of incorporation and the by-laws.

        We distributed 34.0 million shares and 31.8 million shares for our November 2003 and December 2002 three-for-two stock splits, respectively. All common share and per share data for periods presented in the accompanying consolidated financial statements and notes thereto give effect to these stock splits.

        On July 15, 2003, we completed a public offering of 4.5 million shares of our common stock at $28.33 per share, raising net proceeds of $122.5 million, after deducting discounts and commissions paid to the underwriters and other expenses incurred in connection with the offering. Net proceeds were invested in short-term, investment-grade, interest-bearing instruments.

        Unvested shares of common stock purchased by certain members of management in 1998 were subject to repurchase by the Company upon their termination at the original purchase price. At December 31, 2004 and 2003, all 8.9 million shares were fully vested and at December 31, 2002, 7.2 million shares were vested under these agreements.

        Pursuant to our Stockholder Rights Agreement, which became effective in February 2002, each share of common stock has attached to it a right and, until the rights expire or are redeemed, each new share of common stock issued by the Company will include one right. Upon the occurrence of certain events, each right entitles the holder to purchase one one-thousandth of a share of Series A participating preferred stock at an exercise price of $53.33, subject to further adjustment. The rights become exercisable only after any person or group acquires beneficial ownership of 15% or more (25% or more in the case of certain Investors) of the Company's outstanding common stock or commences a tender or exchange offer that would result in such person or group acquiring beneficial ownership of 15% or more (25% or more in the case of certain Investors) of the Company's common stock. If after the rights become exercisable, the Company is involved in a merger or other business combination or sells more than 50% of its assets or earning power, each right will entitle its holder (other than the acquiring person or group) to receive common stock of the acquiring company having a market value of twice the exercise price of the rights. The rights expire on April 17, 2012 and may be redeemed by the Company at a price of $.01 per right prior to the time they become exercisable.

        As of December 31, 2004, we had a total of 30.3 million shares of our common stock reserved for issuance under our Crewmember Stock Purchase Plan, our Stock Incentive Plan and for our 3 1/2% convertible notes.

Note 5—LiveTV

        Purchased technology, which is an intangible asset related to our September 2002 acquisition of the membership interests of LiveTV, is being amortized over six years based on the average number of aircraft expected to be in service as of the date of acquisition. Projected amortization expense is $10.9 million in 2005, $13.1 million in 2006, $15.5 million in 2007 and $14.7 million in 2008.

        Through December 31, 2004, LiveTV had installed satellite television systems for other airlines on 55 aircraft and had firm commitments for installations on 47 additional aircraft scheduled to be installed through 2006, with options for 38 additional installations through 2009. Deferred profit on hardware sales and advance deposits for future hardware sales included in the accompanying consolidated balance sheets in non-current other liabilities at December 31, 2004 and 2003 is $20.8 million and $12.2 million, respectively. Deferred profit to be recognized as income on installations completed through December 31, 2004 will be approximately $1.6 million per year through 2009 and $4.7 million thereafter.

Note 6—Stock-Based Compensation

        Crewmember Stock Purchase Plan:    Our Crewmember Stock Purchase Plan, or CSPP, is available to all employees and was adopted in February 2002, with 3.4 million shares of our common stock initially reserved for issuance. The reserve automatically increases each January by an amount equal to 3% of the total number of shares of our common stock outstanding on the last trading day in December of the prior calendar year. In no event will any such annual increase exceed 6.1 million shares. The plan will terminate no later than the last business day of April 2012.

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

        If the fair market value per share of our common stock on any purchase date within a particular offering period is less than the fair market value per share on the start date of that offering period, then the participants in that offering period will automatically be transferred and enrolled in the new two-year offering period which will begin on the next business day following such purchase date and the related purchase of shares. On May 1 and November 1, 2004, certain participants were automatically transferred and enrolled in a new offering period due to a decrease in our stock price.

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

        The following is a summary of CSPP share reserve activity for the years ended December 31:

	2004		2003		2002
	Shares	Weighted Average	Shares	Weighted Average	Shares	Weighted Average
Available for future purchases, beginning of year	5,026,822		3,010,923		—
Shares reserved for issuance(1)	3,062,073		2,869,128		3,375,000
Common stock purchased	(1,037,445)	$15.14	(853,229)	$11.08	(364,077)	$10.20

Available for future purchases, end of year	7,051,450		5,026,822		3,010,923

(1)
On January 1, 2005, the number of shares reserved for issuance was increased by 3,127,097 shares.

        The fair value of each purchase right is estimated at the inception of each offering period using the Black-Scholes option pricing model. The following table shows our assumptions and weighted average fair values of stock-based compensation used to compute the pro forma information for CSPP purchase rights included in Note 1:

	Year of Purchase Right
	2004	2003	2002
Risk-free interest rate	2.0%	1.3%	2.7%
Average expected life (years)	1.25	1.25	1.25
Expected volatility of common stock	38.1%	41.5%	41.3%
Weighted average fair value of purchase rights	$8.93	$11.44	$5.44

        Stock Incentive Plan:    The 2002 Stock Incentive Plan, or the 2002 Plan, provides for incentive and non-qualified stock options to be granted to certain employees and members of our Board of Directors. The 2002 Plan became effective following our initial public offering and provided that all outstanding options under the 1999 Stock Option/Stock Issuance Plan, or the 1999 Plan, be transferred to the 2002 Plan. No further option grants will be made under the 1999 Plan. The transferred options continue to be governed by their existing terms. Stock options under the 2002 Plan become exercisable when vested, which occurs in annual installments of three to seven years or upon the occurrence of a change in control, and expire 10 years from the date of grant. Our policy is to grant options with the exercise price equal to the market price of the underlying common stock on the date of grant. The number of shares reserved for issuance will automatically increase each January by an amount equal to 4% of the total number of shares of our common stock outstanding on the last trading day in December of the prior calendar year. In no event will any such annual increase exceed 8.1 million shares.

        The following is a summary of stock option activity for the years ended December 31:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	16,153,012	$13.08	13,439,631	$7.87	8,544,780	$1.33
Granted	3,305,300	25.35	4,054,875	27.71	6,488,785	15.16
Exercised	(1,130,043)	3.88	(1,096,199)	3.78	(1,217,437)	0.87
Forfeited	(350,603)	18.45	(245,295)	11.65	(376,497)	7.49

Outstanding at end of year	17,977,666	15.81	16,153,012	13.08	13,439,631	7.87

Vested at end of year	3,974,924	8.61	2,971,637	3.90	2,632,770	1.05
Available for future grants	1,185,276 (1)		57,209		41,285

(1)
On January 1, 2005, the number of shares reserved for issuance was increased by 4,169,463 shares.

        The following is a summary of outstanding stock options at December 31, 2004:

	Options Outstanding			Options Vested
	Shares	Weighted-Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Range of exercise prices
$0.49 to $1.09	2,553,261	5.1	$0.69	1,735,793	$0.60
$1.31 to $2.56	2,733,160	6.5	2.29	589,945	2.29
$6.00 to $18.44	4,659,932	7.6	13.91	881,358	13.94
$19.47 to $26.89	5,455,063	8.6	22.28	560,978	20.86
$28.33 to $44.57	2,576,250	8.9	34.86	206,850	37.94

        Certain options granted prior to our initial public offering had exercise prices that were less than the deemed market value of the underlying common stock at the date of grant. Unearned compensation expense associated with these transactions is being amortized on a straight-line basis and will be $1.8 million in 2005, $1.8 million in 2006, $1.1 million in 2007 and $1.0 million in 2008. The following table discloses the number of options granted and certain weighted-average information of options granted:

	Number of Options	Fair Value	Exercise Price
Exercise price equals market price:
2004	3,305,300	$9.25	$25.35
2003	4,054,875	$12.94	$27.71
2002	5,204,250	$8.50	$17.43
Exercise price less than market price:
2002	1,284,535	$8.16	$6.00

        The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The following table shows our assumptions and weighted average fair values of stock-based compensation used to compute the proforma information for employee stock options included in Note 1:

	Year of Grant
	2004	2003	2002
Risk-free interest rate	3.1%	3.5%	4.2%
Average expected life of options (years)	4.6	6.3	6.4
Expected volatility of common stock	38.1%	41.5%	41.3%
Weighted average fair value of stock options	$9.25	$12.94	$8.43

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

Note 7—Earnings Per Share

        The following table shows how we computed basic and diluted earnings per common share for the years ended December 31 (in thousands, except share data):

	2004	2003	2002
Numerator:
Net income applicable to common stockholders for basic earnings per share	$47,467	$103,898	$48,953
Effective of dilutive securities:
Interest on convertible debt, net of profit sharing and income taxes	—	1,458	—
Preferred stock dividends	—	—	5,955

Net income applicable to common stockholders after assumed conversion for diluted earnings per share	$47,467	$105,356	$54,908

Denominator:
Weighted-average shares outstanding for basic earnings per share	103,179,150	97,274,475	67,045,976
Effect of dilutive securities:
Employee stock options	7,602,240	8,932,805	7,455,285
Unvested common stock	27,810	1,333,408	3,096,878
Convertible debt	—	1,962,933	—
Convertible redeemable preferred stock	—	—	20,055,080

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	110,809,200	109,503,621	97,653,219

        On September 30, 2004, the Emerging Issues Task Force, or EITF, reached consensus on Issue No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, which changes the treatment of contingently convertible debt instruments in the calculation of diluted earnings per share. EITF Issue No. 04-08 provides that these debt instruments be included in the earnings per share computation, if dilutive, regardless of whether the contingent feature has been met. This change does not have any effect on net income, but it does affect the related per share amounts. We have adopted EITF Issue No. 04-08 as of December 31, 2004. We include, if dilutive, the assumed conversion of our 3 1/2% convertible notes issued in July 2003 in our diluted earnings per share calculations. Outstanding unvested common stock purchased by certain of the Company's management was subject to repurchase by the Company and therefore was not included in the calculation of the weighted-average shares outstanding for basic earnings per share.

        For the year ended December 31, 2004, 4.1 million shares issuable upon conversion of our 3 1/2% convertible notes are excluded from the diluted earnings per share calculation since the assumed conversion would be anti-dilutive and result in an increase in diluted earnings per share. For the year ended December 31, 2003, the assumed conversion of the 3 1/2% convertible notes was dilutive and as a result, the previously reported diluted earnings per share of $0.97 has been restated to $0.96 per diluted share.

        For the years ended December 31, 2004 and 2003, we excluded 5.1 million shares and 0.9 million shares, respectively, issuable upon exercise of outstanding stock options from the diluted earnings per share computation, since their exercise price was greater than the average market price of our common stock and thus anti-dilutive.

Note 8—Income Taxes

        The provision for income taxes consisted of the following for the years ended December 31 (in thousands):

	2004	2003	2002
Current:
Federal	$(651)	$670	$—
State	269	1,118	457
Deferred:
Federal	28,332	56,694	31,560
State	1,405	13,059	8,099

Income tax expense	$29,355	$71,541	$40,116

        The effective tax rate on income before income taxes differed from the federal income tax statutory rate for the years ended December 31 for the following reasons (in thousands):

	2004	2003	2002
Income tax expense at statutory rate	$26,888	$61,404	$33,258
Increase resulting from:
State income tax, net of federal benefit	1,088	8,709	5,641
Other, net	1,379	1,428	1,217

Total income tax expense	$29,355	$71,541	$40,116

        Cash payments for income taxes were $0.6 million, $2.2 million and $0.6 million in 2004, 2003 and 2002, respectively.

        The net deferred taxes below include a current net deferred tax liability of $2.0 million and a long-term net deferred tax liability of $122.8 million at December 31, 2004, and a current net deferred tax liability of $1.0 million and a long-term net deferred tax liability of $99.0 million at December 31, 2003.

The components of our deferred tax assets and liabilities as of December 31 are as follows (in thousands):

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$141,000	$52,097
Employee benefits	4,396	2,419
Gains from sale and leaseback of aircraft	2,413	2,683
Tax credit carryforwards	2,326	1,427
Rent expense	1,685	1,774
Organization and start-up costs	1,049	2,871
Other	1,269	1,505

Deferred tax assets	154,138	64,776
Deferred tax liabilities:
Accelerated depreciation	(271,146)	(160,723)
Derivative gains	(7,828)	(4,046)

Net deferred tax liability	$(124,836)	$(99,993)

        At December 31, 2004, the Company had regular and alternative minimum tax net operating loss carryforwards of $358.3 million and $223.0 million, respectively, available for carryforward to reduce the tax liabilities of future years. These carryforwards begin to expire in 2020 for federal purposes and between 2015 and 2023 for state purposes.

Note 9—Employee Retirement Plan

        We sponsor a retirement savings 401(k) defined contribution plan, or the Plan, covering all of our employees. We match 100 percent of our employee contributions up to three percent of their compensation in cash, which then vests over five years. Participants are immediately vested in their voluntary contributions. We have a profit sharing retirement plan as a separate component of the Plan for all of our employees under which an award pool consisting of 15 percent of our pre-tax earnings, subject to Board of Director approval, is distributed on a pro rata basis based on employee compensation. These contributions vest immediately. Our contributions expensed for the Plan in 2004, 2003 and 2002 were $19.4 million, $35.3 million and $19.3 million, respectively.

Note 10—Commitments

        At December 31, 2004, our firm aircraft orders consisted of 114 Airbus A320 aircraft, 100 Embraer E190 aircraft and 37 spare engines scheduled for delivery through 2012. We also have firm orders for four Airbus A320 and one Embraer E190 full flight simulators to be delivered in 2005. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $0.82 billion in 2005, $1.12 billion in 2006, $1.17 billion in 2007, $1.21 billion in 2008, $1.24 billion in 2009, and $1.72 billion thereafter. We have options to purchase 50 A320 aircraft scheduled for delivery from 2008 through

2013 and 100 Embraer E190 aircraft scheduled for delivery from 2011 through 2016. Debt financing has been arranged for all of our 15 Airbus A320 deliveries scheduled for 2005. Lease financing has been arranged for the first 30 Embraer E190 aircraft deliveries, scheduled for delivery through March 2007.

        We anticipate completing construction of an aircraft maintenance hangar and an adjacent office facility to accommodate our technical support operations personnel at JFK in mid-2005. In 2004, we began construction at Orlando International Airport of a flight training center as well as a hangar for the installation and maintenance of our LiveTV in-flight satellite television system and aircraft maintenance, both of which are expected to be completed in mid-2005.

        Our commitments also include those of LiveTV, which has several noncancelable long-term purchase agreements with its suppliers to provide equipment to be installed on its customers' aircraft, including JetBlue's aircraft. Committed expenditures to these suppliers are approximately $42 million in 2005, $10 million in 2006 and $9 million in each of 2007 and 2008.

        We enter into individual employment agreements with each of our FAA-licensed employees, which include pilots, dispatchers and technicians. Each employment agreement is for a term of five years and automatically renews for an additional five-year term unless either the employee or we elect not to renew it by giving at least 90 days notice before the end of the relevant term. Pursuant to these agreements, these employees can only be terminated for cause. In the event of a downturn in our business, we are obligated to pay these employees a guaranteed level of income and to continue their benefits if they do not obtain other aviation employment. None of our employees are covered by collective bargaining agreements with us.

Note 11—Contingencies

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

        The Company is party to other legal proceedings and claims that arise during the ordinary course of business. We believe that the ultimate outcome of these matters will not have a material adverse effect upon the Company's financial position, results of operations or cash flows.

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

        The Company is a party to many routine contracts under which it indemnifies third parties for various risks. These indemnities consist of the following:

        All of the Company's bank loans, including its aircraft and engine mortgages, contain standard provisions present in loans of this type which obligate the Company to reimburse the bank for any increased costs associated with continuing to hold the loan on its books which arise as a result of broadly defined regulatory changes, including changes in reserve requirements and bank capital requirements. These indemnities would have the practical effect of increasing the interest rate on our debt if they were to be triggered. In all cases, the Company has the right to repay the loan and avoid the increased costs. The term of these indemnities matches the length of the related loan up to 12 years.

        Under both aircraft leases with foreign lessors and aircraft and engine mortgages with foreign lenders, the Company has agreed to customary indemnities concerning withholding tax law changes under which the Company is responsible, should withholding taxes be imposed, for paying such amount of additional rent or interest as is necessary to ensure that the lessor or lender still receives, after taxes, the rent stipulated in the lease or the interest stipulated under the loan. The term of these indemnities matches the length of the related lease up to 18 years.

        The Company has various leases with respect to real property, and various agreements among airlines relating to fuel consortia or fuel farms at airports, under which the Company has agreed to standard language indemnifying the lessor against environmental liabilities associated with the real property covered under the agreement, even if the Company is not the party responsible for the environmental damage. In the case of fuel consortia at airports, these indemnities are generally joint and several among the airlines. The Company has not purchased a stand alone environmental liability insurance policy. The existing aviation hull and liability policy includes some limited environmental coverage when a clean up is part of an associated covered loss.

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

Note 12—Financial Instruments and Risk Management

        We maintain cash and cash equivalents with various high-quality financial institutions or in short-term duration high-quality debt securities. Investments in highly-liquid debt securities are stated at fair value, which approximates cost. The majority of our receivables result from the sale of tickets to individuals, mostly through the use of major credit cards. These receivables are short-term, generally being settled shortly after the sale. As of December 31, 2004, the fair value of our $175 million 3 1/2% convertible notes, based on quoted market prices, was $167 million. The fair value of our other long-term debt, which approximated its carrying value, was estimated using discounted cash flow analysis based on our current incremental borrowing rates for instruments with similar terms. The carrying values of all other financial instruments approximated their fair values.

        We are exposed to the effect of changes in the price and availability of aircraft fuel. To manage this risk, we periodically purchase crude oil option contracts and swap agreements. Prices for crude oil are highly correlated to jet fuel, making crude oil derivatives effective at offsetting jet fuel prices to provide some short-term protection against a sharp increase in average fuel prices. We have agreements whereby cash deposits are required if market risk exposure exceeds a specified threshold amount. The following is a summary of our derivative contracts (in thousands, except as otherwise indicated):

	2004	2003
At December 31:
Fair value of derivative instruments at year end	$20,487	$10,992
Estimated hedged position during the next 12 months	22%	40%
Longest remaining term (months)	12	12
Hedged volume (barrels)	1,620	2,385
	2004	2003	2002
Year ended December 31:
Hedge effectiveness gains recognized in aircraft fuel expense	$37,066	$3,605	$1,158
Hedge ineffectiveness gains recognized in other income (expense)	$45	$2,188	$44
Percentage of actual consumption hedged	42%	72%	52%

        All of our outstanding derivative contracts are designated as cash flow hedges for accounting purposes. While outstanding, these contracts are recorded at fair value on the balance sheet with the effective portion of the change in their fair value being reflected in other comprehensive income.

        Ineffectiveness, the extent to which the change in fair value of the crude oil derivatives exceeds the change in the fair value of the aircraft fuel being hedged, is recognized in other income (expense) immediately. When aircraft fuel is consumed and the related derivative contract settles, any gain or loss previously deferred in other comprehensive income is recognized in aircraft fuel expense.

        Any outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements, but we do not expect any of our three counterparties to fail to meet their obligations. The amount of such credit exposure is generally the unrealized gains, if any, in such contracts. To manage credit risks, we select counterparties based on credit assessments, limit overall exposure to any single counterparty and monitor the market position with each counterparty. We do not use derivative instruments for trading purposes.

Note 13—Government Compensation

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

Note 14—Quarterly Financial Data (Unaudited)

        Quarterly results of operations for the years ended December 31 are summarized below (in thousands, except per share amounts):

	First Quarter	Second Quarter(1)	Third Quarter	Fourth Quarter(2)
2004
Operating revenues	$289,003	$319,718	$323,215	$334,036
Operating income	32,664	45,088	22,985	12,206
Net income	15,193	21,458	8,423	2,393
Basic earnings per share	$0.15	$0.21	$0.08	$0.02
Diluted earnings per share	$0.14	$0.19	$0.08	$0.02
2003
Operating revenues	$217,130	$244,701	$273,576	$262,944
Operating income	34,453	45,544	53,836	35,000
Net income	17,358	37,957	29,043	19,540
Basic earnings per share	$0.18	$0.40	$0.29	$0.19
Diluted earnings per share	$0.17	$0.36	$0.26	$0.17

(1)
Government compensation recorded in other income (expense) was $22.8 million in the second quarter of 2003.

(2)
During the fourth quarter of 2004, we recorded additional passenger revenue of $3.5 million to recognize expired customer credits based on stated terms. We also recorded other non-recurring charges totaling $2.0 million.

        The sum of the quarterly earnings per share amounts does not equal the annual amount reported since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average common shares outstanding and other dilutive potential common shares.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JetBlue Airways Corporation

        We have audited the accompanying consolidated balance sheets of JetBlue Airways Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JetBlue Airways Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of JetBlue Airways Corporation's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York February 7, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JetBlue Airways Corporation

        We have audited management's assessment, included in Item 9A, Management's Report on Internal Control Over Financial Reporting, that JetBlue Airways Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). JetBlue Airways Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that JetBlue Airways Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, JetBlue Airways Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of JetBlue Airways Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 of JetBlue Airways Corporation and our report dated February 7, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York February 7, 2005

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

        Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

ITEM 9B.    OTHER INFORMATION

Qualified Trading Plans

        Except for David Neeleman, our Chief Executive Officer, each of our executive officers has a written plan in accordance with SEC Rule 10b5-1 for gradually liquidating a portion of their respective holdings of our common stock and common stock that will be issued upon exercise of their respective stock options. The plans provide for weekly or monthly stock sales and do not prohibit our executive officers from executing additional transactions with respect to our stock.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Code of Ethics

        We have adopted a Code of Ethics within the meaning of Item 406(b) of SEC Regulation S-K. This Code of Ethics applies to our principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics is publicly available on our website at investor.jetblue.com. If we make substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within four days of such amendment or waiver.

Audit Committee Financial Expert

        Our Board of Directors has determined that at least one person serving on the Audit Committee is an "audit committee financial expert" as defined under Item 401(h) of SEC Regulation S-K. Joy Covey, the Chair of the Audit Committee, is an "audit committee financial expert" and is independent as defined under applicable SEC and Nasdaq rules.

        Information relating to executive officers is set forth in Part I of this report following Item 4 under "Executive Officers of the Registrant." The other information required by this Item is incorporated by reference from our definitive proxy statement for the 2005 Annual Meeting of Stockholders to be held on May 18, 2005 to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our 2004 fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference from our definitive proxy statement for our 2005 Annual Meeting of Stockholders to be held on May 18, 2005.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

        The table below provides information relating to our equity compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance as of December 31, 2004, as adjusted for stock splits:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities securities reflected in first column)
Equity compensation plans approved by security holders	19,694,644	$16.09	6,519,748
Equity compensation plans not approved by security holders	—	—	—

Total	19,694,644	$16.09	6,519,748

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

        The other information required by this Item is incorporated by reference from our definitive proxy statement for our 2005 Annual Meeting of Stockholders to be held on May 18, 2005.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference from our definitive proxy statement for our 2005 Annual Meeting of Stockholders to be held on May 18, 2005.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated by reference from our definitive proxy statement for our 2005 Annual Meeting of Stockholders to be held on May 18, 2005.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements:
Consolidated Balance Sheets—December 31, 2004 and December 31, 2003
Consolidated Statements of Income—For the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows—For the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders' Equity—For the years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
	2.	Financial Statement Schedule:
		Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-1
		Schedule II—Valuation of Qualifying Accounts and Reserves	S-2
All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.
	3.	Exhibits: See accompanying Exhibit Index included after the signature page of this report for a list of the exhibits filed or furnished with or incorporated by reference in this report.
(b)		Reports on Form 8-K:
    •
    Current Report on Form 8-K dated October 4, 2004 reporting under Item 3.03. "Material Modification to Rights of Security Holders" filing an amendment to the Company's Amended and Restated Registration Rights Agreement.

    •
    Amendment to Current Report on Form 8-K/A dated October 4, 2004 reporting under Item 3.03. "Material Modifications to Rights of Security Holders".

    •
    Current Report on Form 8-K dated October 28, 2004 reporting under Item 2.02. "Results of Operations and Financial Condition" furnishing financial results for the third quarter ended September 30, 2004.

    •
    Current Report on Form 8-K dated November 9, 2004 reporting under Item 1.01. "Entry into a Material Definitive Agreement" filing information regarding JetBlue's recently completed public offering of pass-through certificates.

    •
    Current Report on Form 8-K dated November 19, 2004 reporting under Item 8.01. "Other Events" filing information regarding JetBlue's entry into non-material amendments to its purchase agreements with AVSA, S.A.R.L. and IAE International Aero Engines AG.

    •
    Current Report on Form 8-K dated January 27, 2005 reporting under Item 2.02. "Results of Operations and Financial Condition" furnishing results for the fourth quarter ended December 31, 2004.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION (Registrant)
Date: February 14, 2005	By:	/s/ HOLLY NELSON Vice President and Controller (principal accounting officer)

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on the 14th of February 2005 on behalf of the registrant and in the capacities indicated.

Signature	Capacity

/s/ DAVID NEELEMAN David Neeleman	Chief Executive Officer and Director (Principal Executive Officer)
/s/ JOHN OWEN John Owen	Chief Financial Officer (Principal Financial Officer)
/s/ HOLLY NELSON Holly Nelson	Vice President and Controller (Principal Accounting Officer)
* David Barger	Director
* David Checketts	Director
* Kim Clark	Director
* Joy Covey	Director

* Michael Lazarus	Director
* Neal Moszkowski	Director
* Joel Peterson	Director
* Ann Rhoades	Director
* Frank Sica	Director
*By:	/s/ JOHN OWEN John Owen Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number
2.1	Membership Interest Purchase Agreement among Harris Corporation and Thales Avionics In-Flight Systems, LLC and In-Flight Liquidating, LLC and Glenn S. Latta and Jeffrey A. Frisco and Andreas de Greef and JetBlue Airways Corporation, dated as of September 9, 2002 relating to the interests in LiveTV, LLC—incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated September 27, 2002.
3.1	Amended and Restated Certificate of Incorporation of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
3.2	Amended and Restated Certificate of Incorporation of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated July 10, 2003.
3.3	Amended and Restated Bylaws of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
3.4	Certificate of Designation of Series A Participating Preferred Stock dated April 1, 2002—incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated July 10, 2003.
4.1	Specimen Stock Certificate—incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
4.2
Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
4.2(a)
Amendment No. 1, dated as of June 30, 2003, to Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3, filed on July 3, 2003, as amended on July 10, 2003 (File No. 333-106781).
4.2(b)
Amendment No. 2, dated as of October 6, 2003, to Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3, filed on October 7, 2003 (File No. 333-109546).
4.2(c)
Amendment No. 3, dated as of October 4, 2004, to Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K/A dated October 4, 2004.
4.3
Registration Rights Agreement, dated as of July 15, 2003, among the Company and Morgan Stanley & Co. Incorporated, Raymond James & Associates, Inc. and Blaylock & Partners, L.P.—incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

4.4	Summary of Rights to Purchase Series A Participating Preferred Stock—incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
4.5	Stockholder Rights Agreement—incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.
4.6
Indenture, dated as of July 15, 2003, between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee, relating to the Company's 3 1/2% Convertible Notes due 2033—incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.
4.7	Form of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Certificate Series 2004-1G-1-O — incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 24, 2004.
4.7(a)	Form of Three-Month LIBOR plus 0.420% JetBlue Airways Pass Through Certificate Series 2004-1G-2-O — incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated March 24, 2004.
4.7(b)	Form of Three-Month LIBOR plus 4.250% JetBlue Airways Pass Through Certificate Series 2004-1C-O — incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated March 24, 2004.
4.7(c)
Pass Through Trust Agreement, dated as of March 24, 2004, between JetBlue Airways Corporation and Wilmington Trust Company, as Pass Through Trustee, made with respect to the formation of JetBlue Airways Pass Through Trust, Series 2004-1G-1-O and the issuance of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Trust, Series 2004-1G-1-O, Pass Through Certificates—incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated March 24, 2004(1).
4.7(d)
Revolving Credit Agreement (2004-1G-1), dated as of March 24, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-1G-1 Pass Through Trust, as Borrower, and Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider —incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated March 24, 2004 .
4.7(e)
Revolving Credit Agreement (2004-1G-2), dated as of March 24, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-1G-2 Pass Through Trust, as Borrower, and Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider — incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated March 24, 2004.
4.7(f)
Revolving Credit Agreement (2004-1C), dated as of March 24, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-1C Pass Through Trust, as Borrower, and Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider — incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated March 24, 2004.
4.7(g)
Deposit Agreement (Class G-1), dated as of March 24, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary — incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated March 24, 2004

4.7(h)
Deposit Agreement (Class G-2), dated as of March 24, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary — incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K dated March 24, 2004.
4.7(i)
Deposit Agreement (Class C), dated as of March 24, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary — incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K dated March 24, 2004.
4.7(j)
Escrow and Paying Agent Agreement (Class G-1), dated as of March 24, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Credit Lyonnais Securities (USA) Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-1G-1-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent — incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated March 24, 2004.
4.7(k)
Escrow and Paying Agent Agreement (Class G-2), dated as of March 24, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Credit Lyonnais Securities (USA) Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-1G-2-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent — incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated March 24, 2004.
4.7(l)
Escrow and Paying Agent Agreement (Class C), dated as of March 24, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Credit Lyonnais Securities (USA) Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-1C-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent — incorporated by reference to Exhibit 4.13 to our Current Report on Form 8-K dated March 24, 2004.
4.7(m)
ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1G-1-O — incorporated by reference to Exhibit 4.14 to our Current Report on Form 8-K dated March 24, 2004(2).
4.7(n)
Schedule to the ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1G-1-O — incorporated by reference to Exhibit 4.15 to our Current Report on Form 8-K dated March 24, 2004.
4.7(o)
Schedule to the ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services, Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1G-2-O — incorporated by reference to Exhibit 4.16 to our Current Report on Form 8-K dated March 24, 2004.

4.7(p)
Schedule to the ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services, Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1C-O — incorporated by reference to Exhibit 4.17 to our Current Report on Form 8-K dated March 24, 2004.
4.7(q)
Class G-1 Above Cap Liquidity Facility Confirmation, dated March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent — incorporated by reference to Exhibit 4.18 to our Current Report on Form 8-K dated March 24, 2004.
4.7(r)
Class G-2 Above Cap Liquidity Facility Confirmation, dated March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent — incorporated by reference to Exhibit 4.19 to our Current Report on Form 8-K dated March 24, 2004.
4.7(s)
Class C Above Cap Liquidity Facility Confirmation, dated March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent — incorporated by reference to Exhibit 4.20 to our Current Report on Form 8-K dated March 24, 2004.
4.7(t)
Guarantee, dated March 24, 2004, of Morgan Stanley Capital Services Inc. with respect to the Class G-1 Above Cap Liquidity Facility — incorporated by reference to Exhibit 4.21 to our Current Report on Form 8-K dated March 24, 2004.
4.7(u)
Guarantee, dated March 24, 2004, of Morgan Stanley Capital Services Inc. with respect to the Class G-2 Above Cap Liquidity Facility — incorporated by reference to Exhibit 4.22 to our Current Report on Form 8-K dated March 24, 2004.
4.7(v)
Guarantee, dated March 24, 2004, of Morgan Stanley Capital Services Inc. with respect to the Class C Above Cap Liquidity Facility — incorporated by reference to Exhibit 4.23 to our Current Report on Form 8-K dated March 24, 2004.
4.7(w)
Insurance and Indemnity Agreement, dated as of March 24, 2004, among MBIA Insurance Corporation, as Policy Provider, JetBlue Airways Corporation and Wilmington Trust Company, as Subordination Agent — incorporated by reference to Exhibit 4.24 to our Current Report on Form 8-K dated March 24, 2004.
4.7(x)
MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated March 24, 2004, bearing Policy Number 43567(1) issued to Wilmington Trust Company, as Subordination Agent for the Class G-1 Certificates —incorporated by reference to Exhibit 4.25 to our Current Report on Form 8-K dated March 24, 2004.
4.7(y)
MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated March 24, 2004, bearing Policy Number 43567(2) issued to Wilmington Trust Company, as Subordination Agent for the Class G-2 Certificates —incorporated by reference to Exhibit 4.26 to our Current Report on Form 8-K dated March 24, 2004.
4.7(z)
Intercreditor Agreement, dated as of March 24, 2004, among Wilmington Trust Company, as Pass Through Trustee, Landesbank Hessen- Thüringen Girozentrale, as Primary Liquidity Provider, Morgan Stanley Capital Services, Inc., as Above-Cap Liquidity Provider, MBIA Insurance Corporation, as Policy Provider, and Wilmington Trust Company, as Subordination Agent — incorporated by reference to Exhibit 4.27 to our Current Report on Form 8-K dated March 24, 2004.

4.7(aa)
Note Purchase Agreement, dated as of March 24, 2004, among JetBlue Airways Corporation, Wilmington Trust Company, in its separate capacities as Pass Through Trustee, as Subordination Agent, as Escrow Agent and as Paying Agent — incorporated by reference to Exhibit 4.28 to our Current Report on Form 8-K dated March 24, 2004.
4.7(ab)
Form of Trust Indenture and Mortgage between JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, as Mortgagee — incorporated by reference to Exhibit 4.29 to our Current Report on Form 8-K dated March 24, 2004.
4.7(ac)
Form of Participation Agreement among JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, in its separate capacities as Mortgagee, as Pass Through Trustee and as Subordination Agent — incorporated by reference to Exhibit 4.30 to our Current Report on Form 8-K dated March 24, 2004.
4.8
Form of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Certificate Series 2004-2G-1-O, with attached form of Escrow Receipt — incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 9, 2004.
4.8(a)
Form of Three-Month LIBOR plus 0.450% JetBlue Airways Pass Through Certificate Series 2004-2G-2-O, with attached form of Escrow Receipt — incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated November 9, 2004.
4.8(b)
Form of Three-Month LIBOR plus 3.100% JetBlue Airways Pass Through Certificate Series 2004-2C-O, with attached form of Escrow Receipt — incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated November 9, 2004.
4.8(c)
Pass Through Trust Agreement, dated as of November 15, 2004, between JetBlue Airways Corporation and Wilmington Trust Company, as Pass Through Trustee, made with respect to the formation of JetBlue Airways Pass Through Trust, Series 2004-2G-1-O and the issuance of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Trust, Series 2004-2G-1-O, Pass Through Certificates—incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated November 9, 2004(3) ..
4.8(d)
Revolving Credit Agreement (2004-2G-1), dated as of November 15, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-2G-1 Pass Through Trust, as Borrower, and Landesbank Baden-Württemberg, as Primary Liquidity Provider — incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated November 9, 2004.
4.8(e)
Revolving Credit Agreement (2004-2G-2), dated as of November 15, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-2G-2 Pass Through Trust, as Borrower, and Landesbank Baden-Württemberg, as Primary Liquidity Provider — incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated November 9, 2004.
4.8(f)
Revolving Credit Agreement (2004-2C), dated as of November 15, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-2C Pass Through Trust, as Borrower, and Landesbank Baden-Württemberg, as Primary Liquidity Provider — incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated November 9, 2004.
4.8(g)
Deposit Agreement (Class G-1), dated as of November 15, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary — incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated November 9, 2004.

4.8(h)
Deposit Agreement (Class G-2), dated as of November 15, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary — incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K dated November 9, 2004.
4.8(i)
Deposit Agreement (Class C), dated as of November 15, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary — incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K dated November 9, 2004.
4.8(j)
Escrow and Paying Agent Agreement (Class G-1), dated as of November 15, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and J.P. Morgan Securities, Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-2G-2-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent — incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated November 9, 2004.
4.8(k)
Escrow and Paying Agent Agreement (Class G-2), dated as of November 15, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and J.P. Morgan Securities, Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-2G-2-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent — incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated November 9, 2004.
4.8(l)
Escrow and Paying Agent Agreement (Class C), dated as of November 15, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and J.P. Morgan Securities, Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-2C-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent — incorporated by reference to Exhibit 4.13 to our Current Report on Form 8-K dated November 9, 2004.
4.8(m)
ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2G-1-O — incorporated by reference to Exhibit 4.14 to our Current Report on Form 8-K dated November 9, 2004(4).
4.8(n)
Schedule to the ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2G-1-O — incorporated by reference to Exhibit 4.15 to our Current Report on Form 8-K dated November 9, 2004.
4.8(o)
Schedule to the ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2G-2-O — incorporated by reference to Exhibit 4.16 to our Current Report on Form 8-K dated November 9, 2004.

4.8(p)
Schedule to the ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2C-O — incorporated by reference to Exhibit 4.17 to our Current Report on Form 8-K dated November 9, 2004.
4.8(q)
Class G-1 Above Cap Liquidity Facility Confirmation, dated November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent — incorporated by reference to Exhibit 4.18 to our Current Report on Form 8-K dated November 9, 2004.
4.8(r)
Class G-2 Above Cap Liquidity Facility Confirmation, dated November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent — incorporated by reference to Exhibit 4.19 to our Current Report on Form 8-K dated November 9, 2004.
4.8(s)
Class C Above Cap Liquidity Facility Confirmation, dated November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent — incorporated by reference to Exhibit 4.20 to our Current Report on Form 8-K dated November 9, 2004.
4.8(t)
Insurance and Indemnity Agreement, dated as of November 15, 2004, among MBIA Insurance Corporation, as Policy Provider, JetBlue Airways Corporation and Wilmington Trust Company, as Subordination Agent and Trustee — incorporated by reference to Exhibit 4.21 to our Current Report on Form 8-K dated November 9, 2004.
4.8(u)
MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated November 15, 2004, bearing Policy Number 45243 issued to Wilmington Trust Company, as Subordination Agent for the Class G-1 Certificates —incorporated by reference to Exhibit 4.22 to our Current Report on Form 8-K dated November 9, 2004.
4.8(v)
MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated November 15, 2004, bearing Policy Number 45256 issued to Wilmington Trust Company, as Subordination Agent for the Class G-2 Certificates —incorporated by reference to Exhibit 4.23 to our Current Report on Form 8-K dated November 9, 2004.
4.8(w)
Intercreditor Agreement, dated as of November 15, 2004, among Wilmington Trust Company, as Pass Through Trustee, Landesbank Baden-Württemberg, as Primary Liquidity Provider, Citibank, N.A., as Above-Cap Liquidity Provider, MBIA Insurance Corporation, as Policy Provider, and Wilmington Trust Company, as Subordination Agent — incorporated by reference to Exhibit 4.24 to our Current Report on Form 8-K dated November 9, 2004.
4.8(x)
Note Purchase Agreement, dated as of November 15, 2004, among JetBlue Airways Corporation, Wilmington Trust Company, in its separate capacities as Pass Through Trustee, as Subordination Agent, as Escrow Agent and as Paying Agent — incorporated by reference to Exhibit 4.25 to our Current Report on Form 8-K dated November 9, 2004.
4.8(y)
Form of Trust Indenture and Mortgage between JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, as Mortgagee — incorporated by reference to Exhibit 4.26 to our Current Report on Form 8-K dated November 9, 2004.
4.8(z)
Form of Participation Agreement among JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, in its separate capacities as Mortgagee, as Pass Through Trustee and as Subordination Agent — incorporated by reference to Exhibit 4.27 to our Current Report on Form 8-K dated November 9, 2004.

10.1**
Airbus A320 Purchase Agreement, dated as of April 20, 1999, between AVSA, S.A.R.L. and JetBlue Airways Corporation, including Amendments No. 1 through No. 11 and Letter Agreements No. 1 through No. 10—incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.1(a)**
Amendment No. 12 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated April 19, 2002—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
10.1(b)**
Amendment No. 13 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated November 22, 2002—incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10.1(c)**
Amendment No. 14 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated December 18, 2002—incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10.1(d)**
Amendment No. 15 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated February 10, 2003—incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10.1(e)**
Amendment No. 16 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated April 23, 2003—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 30, 2003.
10.1(f)**
Amendment No. 17 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated October 1, 2003—incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2003.
10.1(g)**
Amendment No. 18 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated November 12, 2003—incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2003.
10.1(h)**
Amendment No. 19 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated June 4, 2004—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.
10.1(i)**
Amendment No. 20 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated June 7, 2004—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.
10.1(j)+
Amendment No. 21 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated November 19, 2004—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 19, 2004.
10.2**	Letter Agreement, dated April 23, 2003, between AVSA, S.A.R.L. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated June 30, 2003.
10.3**
V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, including Side Letters No. 1 through No. 3 and No. 5 through No. 9—incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

10.3(a)**
Side Letter No. 10 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated April 25, 2002—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
10.3(b)**
Side Letter No. 11 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated February 10, 2003—incorporated by reference to Exhibit 10.8 from our Annual Report on Form 10-K for the year ended December 31, 2002.
10.3(c)**
Side Letter No. 12 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated March 24, 2003—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.
10.3(d)**
Side Letter No. 13 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated April 23, 2003—incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated June 30, 2003.
10.3(e)**
Side Letter No. 14 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated October 3, 2003—incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2003.
10.3(f)**
Side Letter No. 15 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated November 10, 2003—incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2003.
10.3(g)**
Side Letter No. 16 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated February 20, 2004—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.
10.3(h)**
Side Letter No. 17 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated June 11, 2004—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.
10.3(i)+
Side Letter No. 18 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated November 19, 2004—incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 19, 2004.
10.4**
Amendment and Restated Agreement between JetBlue Airways Corporation and LiveTV, LLC, dated as of December 17, 2001, including Amendments No. 1, No. 2 and 3—incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.5**
GDL Patent License Agreement between Harris Corporation and LiveTV, LLC, dated as of September 2, 2002 — incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for quarterly period ended September 30, 2002.
10.6*
Employment Agreement, dated November 23, 1998, between JetBlue Airways Corporation and David Neeleman — incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

10.6(a)*
First Amendment to Employment Agreement, dated July 21, 2004, between JetBlue Airways Corporation and David Neeleman—incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.
10.7*
Employment Agreement, dated October 14, 1998, between JetBlue Airways Corporation and David Barger—incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.7(a)*
First Amendment to Employment Agreement, dated July 21, 2004, between JetBlue Airways Corporation and David Barger—incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.
10.8*
Employment Agreement, dated November 20, 1998, between JetBlue Airways Corporation and John Owen—incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.9*
Employment Offer Letter, dated April 12, 1999, between JetBlue Airways Corporation and Ann Rhoades—incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.10*
Restricted Stock Purchase Agreement, dated as of September 18, 1998, by and between JetBlue Airways Corporation and Neeleman Holdings, L.C.—incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.11*
Restricted Stock Purchase Agreement, dated as of September 18, 1998, by and between JetBlue Airways Corporation and David Barger—incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.12*
Restricted Stock Purchase Agreement, dated as of September 18, 1998 by and between JetBlue Airways Corporation and Kelly Holdings L.C.—incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.13*
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
10.16*	1999 Stock Option/Stock Issuance Plan—incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.17*	2002 Stock Incentive Plan—incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.18*	2002 Crewmember Stock Purchase Plan—incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.19*	JetBlue Airways Corporation 401(k) Retirement Plan—incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

10.19(a)*
Amendment to JetBlue Airways Corporation 401(k) Retirement Plan, dated September 19, 2002—incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10.19(b)*
Amendment to JetBlue Airways Corporation 401(k) Retirement Plan, dated December 18, 2002—incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10.19(c)*
Amendment to JetBlue Airways Corporation 401(k) Retirement Plan, dated November 19, 2003—incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.
10.19(d)*	Amendment to JetBlue Airways Corporation 401(k) Retirement Plan, dated October 13, 2004.
10.20	Form of Director/Officer Indemnification Agreement—incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.21
Form of Letter Agreement between JetBlue Airways Corporation, the Weston Presidio Funds and Quantum Industrial Partners LDC — incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.22**
EMBRAER-190 Purchase Agreement DCT-025/2003, dated June 9, 2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated June 30, 2003.
10.23**
Letter Agreement DCT-026/2003, dated June 9, 2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated June 30, 2003.
10.24
Agreement of Lease (Port Authority Lease No. AYD-265), dated as of November 1, 2002, between The Port Authority of New York and New Jersey and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 24, 2004.
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

(1)
Documents substantially identical in all material respects to the document filed as Exhibit 4.4 to our Current Report on Form 8-K dated March 24, 2004 (which exhibit relates to formation of JetBlue Airways Pass Through Trust, Series 2004-1G-1-O and the issuance of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Trust, Series 2004-1G-1-O, Pass Through Certificates) have been entered into with respect to formation of each of JetBlue Airways Pass Through Trusts, Series 2004-1G-2-O and Series 2004-1C-O and the issuance of each of Three-Month LIBOR plus 0.420% JetBlue Airways Pass Through Trust, Series 2004-1G-2-O and Three-Month LIBOR plus 4.250% JetBlue Airways Pass Through Trust, Series 2004-1C-O. Pursuant to Instruction 2 of Item 601 of Regulation S-K, Exhibit 99.1, incorporated by reference to our Current Report on Form 8-K dated March 24, 2004, sets forth the terms by which such substantially identical documents differ from Exhibit 4.7(c).

(2)
Documents substantially identical in all material respects to the document filed as Exhibit 4.14 our Current Report on Form 8-K dated March 24, 2004 (which exhibit relates to an above-cap liquidity facility provided on behalf of the JetBlue Airways Corporation Pass Through Trust 2004-1G-1-O) have been entered into with respect to the above-cap liquidity facilities provided on behalf of the JetBlue Airways Corporation Pass Through Trust 2004-1G-2-O and the JetBlue Airways Corporation Pass Through Trust 2004-1C-O. Pursuant to Instruction 2 of Item 601 of Regulation S-K, Exhibit 99.2, incorporated by reference to our Current Report on Form 8-K dated March 24, 2004, sets forth the terms by which such substantially identical documents differ from Exhibit 4.7(m).

(3)
Documents substantially identical in all material respects to the document filed as Exhibit 4.4 to our Current Report on Form 8-K dated November 9, 2004 (which exhibit relates to formation of JetBlue Airways Pass Through Trust, Series 2004-2G-1-O and the issuance of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Trust, Series 2004-2G-1-O, Pass Through Certificates) have been entered into with respect to formation of each of the JetBlue Airways Pass Through Trusts, Series 2004-2G-2-O and Series 2004-2C-O and the issuance of each of Three-Month LIBOR plus 0.450% JetBlue Airways Pass Through Trust, Series 2004-2G-2-O and Three-Month LIBOR plus 3.100% JetBlue Airways Pass Through Trust, Series 2004-2C-O. Pursuant to Instruction 2 of Item 601 of Regulation S-K, Exhibit 99.1, incorporated by reference to our

  Current Report on Form 8-K dated November 9, 2004, sets forth the terms by which such substantially identical documents differ from Exhibit 4.8(c).

(4)
Documents substantially identical in all material respects to the document filed as Exhibit 4.14 to our Current Report on Form 8-K dated November 9, 2004 (which exhibit relates to an above-cap liquidity facility provided on behalf of the JetBlue Airways Corporation Pass Through Trust 2004-2G-1-O) have been entered into with respect to the above-cap liquidity facilities provided on behalf of the JetBlue Airways Corporation Pass Through Trust 2004-2G-2-O and the JetBlue Airways Corporation Pass Through Trust 2004-2C-O. Pursuant to Instruction 2 of Item 601 of Regulation S-K, Exhibit 99.2, incorporated by reference to our Current Report on Form 8-K dated November 9, 2004, sets forth the terms by which such substantially identical documents differ from Exhibit 4.8(m).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JetBlue Airways Corporation

        We have audited the consolidated financial statements of JetBlue Airways Corporation as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated February 7, 2005 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York
February 7, 2005

S-1

JETBLUE AIRWAYS CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Year Ended December 31, 2004
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$903	$1,773	$—	$2,054	(1)	$622
Allowance for obsolete inventory parts	369	259	—	—		628
Year Ended December 31, 2003
Allowances deducted from asset accounts:
Allowance for doubtful accounts	1,648	1,364	—	2,109	(1)	903
Allowance for obsolete inventory parts	161	208	—	—		369
Year Ended December 31, 2002
Allowances deducted from asset accounts:
Allowance for doubtful accounts	801	5,250	—	4,403	(1)	1,648
Allowance for obsolete inventory parts	60	101	—	—		161

(1)
Uncollectible accounts written off, net of recoveries

S-2

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
Table of Contents
FORWARD-LOOKING INFORMATION
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
JETBLUE AIRWAYS CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)
JETBLUE AIRWAYS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
PART III
PART IV
SIGNATURE
EXHIBIT INDEX
Report of Independent Registered Public Accounting Firm
JETBLUE AIRWAYS CORPORATION SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in thousands)