Form 10-K/A
period 2004-12-31
JETBLUE AIRWAYS CORP
filed 2005-03-08
CIK 1158463

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

        JetBlue Airways Corporation is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on February 14, 2005, to reflect certain financial statement reclassifications affecting Items 6, 7 and 8.

        Subsequent to the filing of our Annual Report on Form 10-K, additional clarification was provided regarding the financial statement classification of auction rate securities held as investments. Pursuant to this guidance, auction rate securities are not to be classified as cash and cash equivalents. We invest in auction rate securities as part of our cash management strategy. These investments, which we have historically classified as cash and cash equivalents because of the short duration of their reset periods, have been reclassified as investment securities. As a result of this reclassification, our cash flows from investing activities now include the net change in auction rate securities in current assets. This reclassification has no impact on previously reported total current assets, total assets, working capital position, results of operations or financial covenants and does not affect previously reported cash flows from operating or financing activities.

        Except for the aforementioned reclassifications, this Form 10-K/A does not modify or update other disclosures in the Form 10-K, including the nature and character of such disclosure to reflect events occurring after the filing date of the Form 10-K. While we are amending only certain portions of our Form 10-K, for convenience and ease of reference, we are filing the entire Form 10-K, except for certain exhibits. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission.

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

	Year Ended December 3l,
	2004		2003		2002		2001		2000
	(in thousands, except per share data)
Statements of Income Data:
Operating revenues	$1,265,972		$998,351		$635,191		$320,414		$104,618
Operating expenses:
Salaries, wages and benefits	337,118		267,334		162,191		84,762		32,912
Aircraft fuel	255,366		147,316		76,271		41,666		17,634
Landing fees and other rents	91,181		68,691		43,881		27,342		11,112
Depreciation and amortization	76,540		50,397		26,922		10,417		3,995
Aircraft rent	70,216		59,963		40,845		32,927		13,027
Sales and marketing	63,198		53,587		44,345		28,305		16,978
Maintenance materials and repairs	44,901		23,114		8,926		4,705		1,052
Other operating expenses	214,509		159,116		126,823		63,483		29,096

Total operating expenses	1,153,029		829,518		530,204		293,607		125,806
Operating income (loss)	112,943		168,833		104,987		26,807		(21,188)
Government compensation(l)	—		22,761		407		18,706		—
Other income (expense)	(36,121)		(16,155)		(10,370)		(3,598)		(381)

Income (loss) before income taxes	76,822		175,439		95,024		41,915		(21,569)
Income tax expense (benefit)(2)	29,355		71,541		40,116		3,378		(239)

Net income (loss)	$47,467		$103,898		$54,908		$38,537		$(21,330)

Earnings (loss) per common share:
Basic	$0.46		$1.07		$0.73		$4.39		$(11.85)
Diluted(3)	$0.43		$0.96		$0.56		$0.51		$(11.85)
Other Financial Data:
Operating margin	8.9%		16.9%		16.5%		8.4%		(20.3)%
Ratio of earnings to fixed charges(4)	1.6	x	3.2	x	2.7	x	1.9	x	—
Net cash provided by operating activities	$198,420		$286,337		$216,477		$111,279		$2,824
Net cash used in investing activities	(719,748)		(987,080)		(879,661)		(365,005)		(263,130)
Net cash provided by financing activities	437,250		789,136		657,214		261,695		254,463

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

(4)
Earnings were inadequate to cover fixed charges by $26.0 million for the year ended December 31, 2000.

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investment securities	$449,162	$607,305	$257,853	$117,522	$34,403
Total assets	2,798,644	2,185,757	1,378,923	673,773	344,128
Total debt	1,544,812	1,108,595	711,931	374,431	177,048
Convertible redeemable preferred stock	—	—	—	210,441	163,552
Common stockholders' equity (deficit)	756,200	671,136	414,673	(32,167)	(54,153)
	Year Ended December 3l,
	2004	2003	2002	2001	2000
Operating Statistics (unaudited)
Revenue passengers	11,782,625	9,011,552	5,752,105	3,116,817	1,144,421
Revenue passenger miles (000)	15,730,302	11,526,945	6,835,828	3,281,835	1,004,496
Available seat miles (ASMs) (000)	18,911,051	13,639,488	8,239,938	4,208,267	1,371,836
Load factor	83.2%	84.5%	83.0%	78.0%	73.2%
Breakeven load factor(5)	77.7%	72.5%	71.5%	73.7%	90.6%
Aircraft utilization (hours per day)	13.4	13.0	12.9	12.6	12.0
Average fare	$103.61	$107.09	$106.95	$99.62	$88.84
Yield per passenger mile (cents)	7.76	8.37	9.00	9.46	10.12
Passenger revenue per ASM (cents)	6.46	7.08	7.47	7.38	7.41
Operating revenue per ASM (cents)	6.69	7.32	7.71	7.61	7.63
Operating expense per ASM (cents)	6.10	6.08	6.43	6.98	9.17
Airline operating expense per ASM (cents)(5)	6.03	6.07	6.43	6.98	9.17
Departures	90,532	66,920	44,144	26,334	10,265
Average stage length (miles)	1,339	1,272	1,152	986	825
Average number of operating aircraft during period	60.6	44.0	27.0	14.7	5.8
Full-time equivalent employees at period end(5)	6,413	4,892	3,572	1,983	1,028
Average fuel cost per gallon	$1.06	$0.85	$0.72	$0.76	$0.96
Fuel gallons consumed (000)	241,087	173,157	105,515	55,095	18,340
Percent of sales through jetblue.com during period	75.4%	73.0%	63.0%	44.1%	28.7%

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

Liquidity and Capital Resources

        At December 31, 2004, we had cash and cash equivalents of $18.7 million and investment securities of $430.4 million, compared to cash and cash equivalents of $102.8 million and investment securities of $504.5 million at December 31, 2003. We presently have no lines of credit other than a short-term borrowing facility for certain aircraft predelivery deposits. This facility allowed for borrowings of up to $48.0 million prior to November 2005, with $43.6 million in borrowings outstanding at December 31, 2004.

        We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities totaled $198.4 million in 2004, $286.3 million in 2003 and $216.5 million in 2002. The $87.9 million decline in cash flows from operations in 2004 compared to 2003 was primarily a result of a 7.3% decline in yields and a 24.5% increase in fuel prices, offset by a 36.5% increase in revenue passenger miles. The increase in operating cash flows in 2003 compared to 2002 was primarily due to the growth of our business. Cash flows from operations were also impacted by the receipt of government compensation, which was $22.8 million less in 2004 compared to 2003 and $19.6 million higher in 2003 compared to 2002. Net cash used in investing and financing activities was $282.5 million in 2004, $197.9 million in 2003 and $222.4 million in 2002.

        Investing Activities.    During 2004, capital expenditures related to our purchase of flight equipment included expenditures of $510.7 million for 15 Airbus aircraft and one spare engine, $180.7 million for flight equipment deposits and $18.7 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $87.2 million. Net cash provided from the sale and purchase of available-for-sale securities was $76.2 million.

        During 2003, capital expenditures related to our purchase of flight equipment included expenditures of $509.6 million for 15 Airbus aircraft and one spare engine, $160.4 million for flight equipment deposits and $20.1 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $42.9 million. Net cash used in the sale and purchase of available-for-sale securities was $235.6 million.

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

        Interest.    Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. At December 31, 2004, all of our debt, other than our 3 1/2% convertible notes, had floating interest rates. If interest rates average 10% higher in 2005 than they did during 2004, our interest expense would increase by approximately $2 million, compared to an estimated $1 million for 2004 measured as of December 31, 2003. If interest rates average 10% lower in 2005 than they did during 2004, our interest income from cash and investment balances would decrease by approximately $1 million, compared to $0.5 million for 2004 measured as of December 31, 2003. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate debt, cash equivalents and investment securities balances at December 31, 2004 and 2003.

        Fixed Rate Debt.    On December 31, 2004, our $175 million 3 1/2% convertible notes due in 2033 had an estimated fair value of $167.1 million, based on quoted market prices. If interest rates were 10% higher than the stated rate, the fair value of this debt would have been $164.4 million as of December 31, 2004.

PART 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JETBLUE AIRWAYS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,717	$102,795
Investment securities	430,445	504,510
Receivables, less allowance (2004—$622; 2003—$903)	38,271	16,723
Inventories, less allowance (2004—$628; 2003—$369)	10,360	8,295
Prepaid expenses and other	17,287	13,417

Total current assets	515,080	645,740
PROPERTY AND EQUIPMENT
Flight equipment	1,835,267	1,220,272
Predelivery deposits for flight equipment	262,925	186,453

	2,098,192	1,406,725
Less accumulated depreciation	108,933	60,567

	1,989,259	1,346,158
Other property and equipment	182,713	95,299
Less accumulated depreciation	34,117	20,467

	148,596	74,832

Total property and equipment	2,137,855	1,420,990
OTHER ASSETS
Purchased technology, less accumulated amortization (2004—$14,257; 2003—$6,259)	54,258	62,256
Other	91,451	56,771

Total other assets	145,709	119,027

TOTAL ASSETS	$2,798,644	$2,185,757

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

JETBLUE AIRWAYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$47,467	$103,898	$54,908
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	29,737	69,753	39,659
Depreciation	66,493	44,133	24,730
Amortization	10,927	6,732	2,192
Changes in certain operating assets and liabilities:	—	—
(Increase) decrease in receivables	(21,267)	(4,047)	6,851
Increase in inventories, prepaid and other	(6,194)	(11,491)	(3,992)
Increase in air traffic liability	39,343	37,185	45,968
Increase in accounts payable and other accrued liabilities	20,094	37,335	34,734
Other, net	11,820	2,839	11,427

Net cash provided by operating activities	198,420	286,337	216,477
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(616,620)	(572,572)	(544,065)
Predelivery deposits for flight equipment	(180,685)	(160,381)	(109,950)
Purchase of held-to-maturity investments	(18,729)	(25,870)	(11,395)
Proceeds from maturities of held-to-maturity investments	25,310	9,185	2,000
Decrease (increase) in available-for-sale securities	76,200	(235,550)	(135,200)
Acquisition of LiveTV, LLC, net of cash acquired	—	—	(80,448)
Other, net	(5,224)	(1,892)	(603)

Net cash used in investing activities	(719,748)	(987,080)	(879,661)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	20,148	136,022	174,014
Issuance of long-term debt	499,004	445,500	416,000
Aircraft sale and leaseback transactions	—	265,200	150,000
Short-term borrowings	43,578	32,688	27,098
Repayment of long-term debt	(76,481)	(57,041)	(71,398)
Repayment of short-term borrowings	(29,884)	(24,483)	(34,200)
Other, net	(19,115)	(8,750)	(4,300)

Net cash provided by financing activities	437,250	789,136	657,214

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(84,078)	88,393	(5,970)
Cash and cash equivalents at beginning of period	102,795	14,402	20,372

Cash and cash equivalents at end of period	$18,717	$102,795	$14,402

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

Note 1—Summary of Significant Accounting Policies

        Basis of Presentation:    Our consolidated financial statements include the accounts of JetBlue Airways Corporation, or JetBlue, and our subsidiaries, collectively "we" or the "Company", with all intercompany transactions and balances having been eliminated. Air transportation services accounted for substantially all the Company's operations in 2002, 2003 and 2004. Accordingly, segment information is not provided for LiveTV. Certain prior year amounts have been reclassified to conform to the current year presentation, including the reclassification to investment securities of $467.9 million of auction rate securities, which were included in cash and cash equivalents at December 31, 2003.

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

        Investment Securities:    Investment securities consist of the following: (a) investment-grade interest bearing instruments maturing in 12 months or less, classified as held-to-maturity investments, and stated at amortized cost; (b) auction rate securities with auction reset periods less than 12 months, classified as available-for-sale securities and stated at fair value; and (c) fuel hedge derivative contracts settling within 12 months, stated at fair value.

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

        Investment securities, excluding fuel hedge derivatives, at December 31, 2004 and 2003 consisted of the following (in thousands):

	2004	2003
Available-for-sale securities:
Student loan bonds	$334,525	$380,790
Asset-backed securities	67,175	87,110

	391,700	467,900
Held-to-maturity securities:
Corporate bonds	18,258	25,618

Total	$409,958	$493,518

        The carrying values of available-for-sale and held-to-maturity securities approximate fair value. There were no realized gains or losses on these investments for the years ended December 31, 2004, 2003 or 2002. Contractual maturities of available-for-sale securities at December 31, 2004 consisted of $6.7 million maturing between five to 10 years and $385.0 million maturing after 10 years.

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

JETBLUE AIRWAYS CORPORATION (Registrant)
Date: March 8, 2005	By:	/s/ HOLLY NELSON Vice President and Controller (principal accounting officer)

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on the 8th of March 2005 on behalf of the registrant and in the capacities indicated.

Signature	Capacity

/s/ DAVID NEELEMAN David Neeleman	Chief Executive Officer and Director (Principal Executive Officer)
/s/ JOHN OWEN John Owen	Chief Financial Officer (Principal Financial Officer)
/s/ HOLLY NELSON Holly Nelson	Vice President and Controller (Principal Accounting Officer)
/s/ DAVID BARGER David Barger	Director
/s/ DAVID CHECKETTS David Checketts	Director
/s/ KIM CLARK Kim Clark	Director
/s/ JOY COVEY Joy Covey	Director

/s/ MICHAEL LAZARUS Michael Lazarus	Director
/s/ NEAL MOSZKOWSKI Neal Moszkowski	Director
/s/ JOEL PETERSON Joel Peterson	Director
/s/ ANN RHOADES Ann Rhoades	Director
/s/ FRANK SICA Frank Sica	Director

EXHIBIT INDEX

Exhibit Number
2.1	Membership Interest Purchase Agreement among Harris Corporation and Thales Avionics In-Flight Systems, LLC and In-Flight Liquidating, LLC and Glenn S. Latta and Jeffrey A. Frisco and Andreas de Greef and JetBlue Airways Corporation, dated as of September 9, 2002 relating to the interests in LiveTV, LLC—incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated September 27, 2002.
3.1	Amended and Restated Certificate of Incorporation of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
3.2	Amended and Restated Certificate of Incorporation of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated July 10, 2003.
3.3	Amended and Restated Bylaws of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
3.4	Certificate of Designation of Series A Participating Preferred Stock dated April 1, 2002—incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated July 10, 2003.
4.1	Specimen Stock Certificate—incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
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
10.19(d)*
Amendment to JetBlue Airways Corporation 401(k) Retirement Plan, dated October 13, 2004—incorporated by reference to Exhibit 10.19(d) to our Annual Report on Form 10-K for the year ended December 31, 2004.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JetBlue Airways Corporation

        We have audited the consolidated financial statements of JetBlue Airways Corporation as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated February 7, 2005 (included elsewhere in this Annual Report on Form 10-K/A). Our audits also included the financial statement schedule listed in Item 15(a) of this Annual Report on Form 10-K/A. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

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