Form 10-Q
period 2005-03-31
JETBLUE AIRWAYS CORP
filed 2005-04-25
CIK 1158463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

As of March 31, 2005, there were 104,470,353 shares of the registrant’s common stock, par value $0.01, outstanding.

JetBlue Airways Corporation
FORM 10-Q

INDEX

PART I.                 FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

JETBLUE AIRWAYS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$54,957	$18,717
Investment securities	596,652	430,445
Receivables, less allowance	52,819	38,271
Prepaid expenses and other	30,561	27,647
Total current assets	734,989	515,080

PROPERTY AND EQUIPMENT
Flight equipment	2,002,083	1,835,267
Predelivery deposits for flight equipment	262,944	262,925
	2,265,027	2,098,192
Less accumulated depreciation	124,438	108,933
	2,140,589	1,989,259

Other property and equipment	250,160	182,713
Less accumulated depreciation	38,515	34,117
	211,645	148,596

Total property and equipment	2,352,234	2,137,855

OTHER ASSETS
Purchased technology, net	51,736	54,258
Other	97,396	91,451
Total other assets	149,132	145,709
TOTAL ASSETS	$3,236,355	$2,798,644

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$80,320	$70,934
Air traffic liability	219,179	174,062
Accrued salaries, wages and benefits	50,370	56,092
Other accrued liabilities	53,845	36,037
Short-term borrowings	31,960	43,578
Current maturities of long-term debt	118,142	105,295
Total current liabilities	553,816	485,998

LONG-TERM DEBT	1,747,155	1,395,939

DEFERRED TAXES AND OTHER LIABILITIES	163,527	160,507

STOCKHOLDERS’ EQUITY
Common stock, 104,470,353 and 104,236,599 shares issued and outstanding in 2005 and 2004, respectively	1,045	1,042
Additional paid-in capital	582,796	581,056
Retained earnings	174,123	167,156
Unearned compensation	(5,252)	(5,713)
Accumulated other comprehensive income	19,145	12,659
Total stockholders’ equity	771,857	756,200
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,236,355	$2,798,644

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004

OPERATING REVENUES
Passenger	$357,884	$279,616
Other	16,338	9,387
Total operating revenues	374,222	289,003

OPERATING EXPENSES
Salaries, wages and benefits	98,456	77,584
Aircraft fuel	86,620	49,245
Landing fees and other rents	26,097	21,517
Depreciation and amortization	24,323	16,316
Aircraft rent	17,813	17,255
Sales and marketing	19,457	13,424
Maintenance materials and repairs	13,540	12,497
Other operating expenses	62,254	48,501
Total operating expenses	348,560	256,339

OPERATING INCOME	25,662	32,664

OTHER INCOME (EXPENSE)
Interest expense	(20,658)	(9,821)
Capitalized interest	3,798	1,576
Interest income and other	3,004	1,345
Total other income (expense)	(13,856)	(6,900)

INCOME BEFORE INCOME TAXES	11,806	25,764

Income tax expense	4,839	10,571

NET INCOME	$6,967	$15,193

EARNINGS PER COMMON SHARE:
Basic	$0.07	$0.15
Diluted	$0.06	$0.14

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,967	$15,193
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	4,839	10,333
Depreciation	21,236	14,175
Amortization	3,410	2,293
Changes in certain operating assets and liabilities	34,598	8,766
Other, net	(57)	2,703
Net cash provided by operating activities	70,993	53,463

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(174,868)	(154,935)
Predelivery deposits for flight equipment	(48,464)	(32,962)
Purchase of held-to-maturity investments	(5,000)	—
Proceeds from maturities of held-to-maturity investments	—	10,000
Increase in available-for-sale securities	(149,425)	(59,910)
Other, net	(3,583)	(518)
Net cash used in investing activities	(381,340)	(238,325)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	605	923
Issuance of long-term debt	381,853	133,297
Short-term borrowings	—	8,722
Repayment of long-term debt	(17,790)	(21,239)
Repayment of short-term borrowings	(11,618)	(5,606)
Other, net	(6,463)	(6,882)
Net cash provided by financing activities	346,587	109,215

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36,240	(75,647)
Cash and cash equivalents at beginning of period	18,717	102,795
Cash and cash equivalents at end of period	$54,957	$27,148

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation:  Our condensed consolidated financial statements include the accounts of JetBlue Airways Corporation and our subsidiaries, collectively “we”, “us” or the “Company”, with all intercompany transactions and balances having been eliminated.  Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.  These condensed consolidated financial statements and related notes should be read in conjunction with our 2004 audited financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2004 (our “2004 Form 10-K/A”).

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

	Three Months Ended March 31,
	2005	2004

Net income, as reported	$6,967	$15,193
Add: Stock-based employee compensation expense included in reported net income, net of tax	246	258
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax
Crewmember stock purchase plan	(1,985)	(798)
Employee stock options	(3,548)	(2,701)
Pro forma net income	$1,680	$11,952

Earnings per common share:
Basic - as reported	$0.07	$0.15
Basic - pro forma	$0.02	$0.12

Diluted - as reported	$0.06	$0.14
Diluted - pro forma	$0.02	$0.11

In April 2005, the SEC deferred the implementation date of SFAS No. 123(R), Share-Based Payment. As a result, we plan to adopt SFAS No. 123(R) effective January 1, 2006 rather than the initial implementation date of July 1, 2005.

Note 2 – Long-term Debt

On March 16, 2005, we completed a public offering of $250 million aggregate principal amount of 3¾% convertible unsecured debentures due 2035, raising net proceeds of approximately $243 million.  The debentures bear interest at 3¾%, payable semi-annually on March 15 and September 15.  The first interest payment on the debentures is due September 15, 2005.

Holders may convert the debentures into shares of our common stock at a conversion rate of 38.9864 shares per $1,000 principal amount of debentures (representing a conversion price of approximately $25.65 per share), subject to adjustment, at any time before the close of business on the business day immediately preceding March 15, 2035. Upon conversion, we have the right to deliver, in lieu of shares of our common stock, cash or a combination of cash and shares of our common stock. At any time on or prior to the 26th trading day preceding the maturity date, we may irrevocably elect to satisfy our conversion obligation with respect to the principal amount of the debentures to be converted with a combination of cash and shares of our common stock.

At any time on or after March 20, 2010, we may redeem any of the debentures for cash at a redemption price of 100% of their principal amount, plus accrued and unpaid interest. Holders may require us to repurchase the debentures for cash at a repurchase price equal to 100% of their principal amount plus accrued and unpaid interest, if any, on March 15, 2010, 2015, 2020, 2025 and 2030, or at any time prior to their maturity upon the occurrence of a specified designated event.

The proceeds from our public offering in November 2004 of Series 2004-2 pass-through certificates are being held in escrow with a depositary.  As aircraft are delivered, the proceeds are utilized to purchase our secured equipment notes issued to finance these aircraft.  The proceeds held in escrow are not assets of ours, nor are the certificates obligations of ours or guaranteed by us; therefore they are not included in our condensed consolidated financial statements.  At March 31, 2005, $131.9 million in equipment notes issued by us and secured by four aircraft are direct obligations of ours.  At March 31, 2005, $366.3 million of proceeds from the sale of the certificates was held in escrow and not recorded as an asset or direct obligation of ours.

At March 31, 2005, the weighted average interest rate of all of our long-term debt was 4.6%, and maturities were $91.1 million for the remainder of 2005, $118.7 million in 2006, $122.0 million in 2007, $151.2 million in 2008, $100.0 million in 2009, $98.1 million in 2010 and $1.18 billion thereafter.

Note 3 – Comprehensive Income

Comprehensive income includes changes in the fair value and reclassifications into earnings of amounts previously deferred related to our crude oil financial derivative instruments, which qualify for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  Comprehensive income consisted of the following (in thousands):

	Three Months Ended March 31,
	2005	2004

Net income	$6,967	$15,193
Change in fair value of derivative contracts	17,460	7,798
Reclassifications into earnings	(5,503)	(2,821)
Tax effect of change in fair value and reclassifications into earnings	(5,471)	(1,915)
Comprehensive income	$13,453	$18,255

Note 4 – Earnings Per Share

The following table shows how we computed basic and diluted earnings per common share (in thousands, except share data):

	Three Months Ended March 31,
	2005	2004

Numerator:
Net income	$6,967	$15,193

Denominator:
Weighted-average shares outstanding for basic earnings per share	104,324,816	102,250,674
Effect of dilutive securities:
Employee stock options	5,672,863	7,955,748
Unvested common stock	30,621	20,177

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	110,028,300	110,226,599

For the three months ended March 31, 2005 and 2004, 13.9 million shares and 4.1 million shares, respectively, issuable upon conversion of our convertible debt are excluded from the diluted earnings per share calculation since their assumed conversion would be anti-dilutive and result in an increase in diluted earnings per share.

For the three months ended March 31, 2005 and 2004, we excluded 8.0 million shares and 2.4 million shares, respectively, issuable upon exercise of outstanding stock options from the diluted earnings per share computation, since their exercise price was greater than the average market price of our common stock and thus anti-dilutive.

Note 5 – Employee Retirement Plan

We sponsor a retirement profit sharing and 401(k) defined contribution plan, or the Plan.  Our contributions expensed for the Plan for the three months ended March 31, 2005 and 2004 were $3.9 million and $5.9 million, respectively.

Note 6 – Commitments

At March 31, 2005, our firm aircraft orders consisted of 110 Airbus A320 aircraft, 100 Embraer E190 aircraft and 35 spare engines scheduled for delivery through 2012. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $0.64 billion for the remainder of 2005, $1.13 billion in 2006, $1.19 billion in 2007, $1.22 billion in 2008, $1.25 billion in 2009, and $1.74 billion thereafter.

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

Note 8 – Financial Instruments and Risk Management

As of March 31, 2005, the fair value of our $425.0 million aggregate principal amount of convertible debt, based on quoted market prices, was $400.2 million.  The fair value of our other long-term debt, which approximated its carrying value, was estimated using discounted cash flow analysis based on our current incremental borrowing rates for instruments with similar terms. The carrying values of all other financial instruments approximated their fair values.

The Company is exposed to the effect of changes in the price and availability of aircraft fuel.  To manage this risk, we periodically purchase crude oil option and swap contracts. The following is a summary of our derivative contracts (in thousands, except as otherwise indicated):

At March 31:	2005	2004
Fair value of derivative instruments at period end	$32,443	$14,990
Estimated hedged position during the next 12 months	15%	40%
Longest remaining term (months)	9	9
Hedged volume (barrels)	1,215	1,785

	Three Months Ended March 31,
	2005	2004
Hedge effectiveness gains recognized in fuel expense	$8,057	$5,367
Hedge ineffectiveness losses recognized in other income	—	387
Percentage of actual consumption hedged	26%	47%

Note 9 – LiveTV

            During the three months ended March 31, 2005, LiveTV installed satellite television systems for other airlines on 20 aircraft, bringing total installations of these systems for other airlines to 75 aircraft.  Deferred profit on hardware sales and advance deposits for future hardware sales included in non-current liabilities in the accompanying condensed balance sheets was $21.2 million and $20.8 million at March 31, 2005 and December 31, 2004, respectively.  Deferred profit to be recognized as income on installations completed through March 31, 2005 will be approximately $2.0 million for the remainder of 2005, $2.6 million for each of the next four years and $5.1 million thereafter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Outlook

We expect our full-year operating capacity for 2005 to increase by approximately 26% to 28% over 2004.  While the industry revenue environment remains extremely competitive, our passenger revenue per available seat mile is expected to be slightly higher in 2005 than it was in 2004. Fuel costs have risen sharply in 2005 and may increase further. Assuming fuel cost per gallon of $1.42, net of hedging, our cost per available seat mile is expected to increase by 8% to 10% over 2004 and our operating margin is expected to be between 5% and 7% for 2005.  Our 2005 forecast excludes the effects of any additional stock compensation expense that we would incur from the implementation of SFAS No. 123(R), Share-Based Payment, which has been delayed until January 1, 2006.  We continue to assess our implementation options and evaluate the impact this pronouncement will have on us.

Results of Operations

The U.S. domestic airline environment continues to be extremely challenging primarily due to aircraft fuel prices remaining at or near record high levels and sustained widespread price competition.  As a result of these factors, which are largely outside of our control, we saw a significant reduction in our profitability for the quarter compared to 2004.

During the quarter, our operations were impacted by several snowstorms in the Northeast, which were responsible for nearly all of our 342 flight cancellations in the quarter.  Operations were also adversely impacted by airport congestion, particularly in Fort Lauderdale. These delays did not have a significant impact on our financial performance, however they did impact our operational performance.  During the first quarter of 2005, we achieved a completion factor of 98.6% of scheduled flights versus 99.8% in the first quarter of 2004.  Additionally, on-time performance, defined by the U.S. Department of Transportation as arrivals within 14 minutes of schedule, was 65.6% in the first quarter of 2005 compared to 83.7% for the same period in 2004.

Three Months Ended March 31, 2005 and 2004

Our net income for the three months ended March 31, 2005 decreased to $7.0 million from $15.2 million for the three months ended March 31, 2004 and represented our 17th consecutive quarterly profit.  Diluted earnings per share was $0.06 for the first quarter of 2005 compared with $0.14 for the same period in 2004.  Our operating margin for the three months ended March 31, 2005 was 6.9%, down 4.4 points from 2004 and operating income was $25.7 million in 2005, down $7.0 million from the same period in 2004.

Operating Revenues.  Operating revenues increased 29.5%, or $85.2 million, primarily due to an increase in passenger revenues. Increased passengers resulting from a 23.0% increase in departures, or $88.1 million, partially offset by a 2.7% decrease in yield, or $9.8 million, drove the increase in passenger revenues of $78.3 million for the three months ended March 31, 2005. We experienced higher seasonal traffic in the first quarter of 2005 than we did in the first quarter of 2004 due to Easter falling in the first quarter of 2005 versus the second quarter of 2004.  Other revenue increased 74.1%, or $6.9 million, primarily due to increases in LiveTV third party revenues of $2.5 million and increased change fees of $1.8 million resulting from more passengers.

Operating Expenses.  Operating expenses increased 36.0%, or $92.2 million, due to an average of 15.6 additional aircraft in service in 2005 and a 42.6% increase in fuel cost per gallon. Operating capacity increased 22.5% to 5.17 billion available seat miles.  Average stage length remained flat. Operating expenses per available seat mile increased 11.0% to 6.74 cents for the three months ended March 31, 2005.  Had fuel prices remained at the 2004 levels, our cost per available seat mile, or CASM, would have only increased by 3.9% to 6.32 cents.  In detail, operating costs per available seat mile were (percent changes are based on unrounded numbers):

	Three Months Ended March 31,		Percent
	2005	2004	Change
	(in cents)
Operating expenses:
Salaries, wages and benefits	1.90	1.84	3.6%
Aircraft fuel	1.68	1.17	43.6%
Landing fees and other rents	.50	.51	(1.0)%
Depreciation and amortization	.47	.39	21.7%
Aircraft rent	.35	.41	(15.7)%
Sales and marketing	.38	.32	18.3%
Maintenance materials and repairs	.26	.29	(11.6)%
Other operating expenses	1.20	1.15	4.8%
Total operating expenses	6.74	6.08	11.0%

Salaries, wages and benefits increased 26.9%, or $20.9 million, due to an increase in average full-time equivalent employees of 27.9% in 2005 compared to 2004. Cost per available seat mile increased 3.6% primarily as a result of increased wage rates.

Aircraft fuel expense increased 75.9%, or $37.4 million, due to 12.6 million more gallons of aircraft fuel consumed resulting in $11.5 million of additional fuel expense and, after the impact of fuel hedging, a 42.6% increase in average fuel cost per gallon, or $25.9 million. Aircraft fuel prices remain at or near historically high levels, with our average fuel cost per gallon at $1.31 compared to $0.92 at March 31, 2004.  Cost per available seat mile increased 43.6% primarily due to the increase in average fuel cost per gallon.

Landing fees and other rents increased 21.3%, or $4.6 million, due to a 23.0% increase in departures over 2004. Cost per available seat mile decreased 1.0% due to higher capacity.

Depreciation and amortization increased 49.1%, or $8.0 million, due to having 15.4 more average owned aircraft during the three months ended March 31, 2005 compared to the same period in 2004. Cost per available seat mile increased 21.7% primarily due to a higher percentage of our aircraft fleet being owned.

Aircraft rent increased 3.2%, or $0.5 million.  Cost per available seat mile decreased 15.7% due a smaller percentage of our fleet being leased and higher capacity.

Sales and marketing expense increased 44.9%, or $6.0 million, due to $3.5 million in higher advertising and $2.5 million in higher credit card fees resulting from increased passenger revenues. On a cost per available seat mile basis, sales and marketing expense increased 18.3% due to timing of advertising costs.  We book our reservations through a combination of our website (76.4%) and our own reservation agents (23.6%).

Maintenance materials and repairs increased 8.3%, or $1.0 million, due to having 15.6 more average operating aircraft in 2005 compared to the same period in 2004 and a gradual aging of our fleet offset by lower engine repairs.  Cost per available seat mile decreased 11.6% due to the timing of engine overhauls.  Maintenance is expected to increase significantly as our fleet ages.

Other operating expenses increased 28.4%, or $13.8 million, primarily due to higher variable costs associated with increased capacity and number of passengers served. Cost per available seat mile increased 4.8% as a result of an increase in LiveTV third-party installations and fuel related taxes and services.

Other Income (Expense).  Interest expense increased 110%, or $10.8 million, due primarily to the debt financing of 16 additional aircraft which resulted in $7.8 million in additional interest expense and higher rates which resulted in $3.0 million in additional interest expense.  Capitalized interest increased

141%, or $2.2 million, primarily due to higher predelivery deposit balances, higher construction in progress and higher rates. Interest income increased 123%, or $1.7 million, primarily due to higher interest rates in 2005.

The following table sets forth our operating statistics for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,		Percent Change
	2005	2004

Revenue passengers	3,400,086	2,650,073	28.3
Revenue passenger miles (000)	4,434,528	3,372,295	31.5
Available seat miles (ASMs) (000)	5,168,653	4,218,520	22.5
Load factor	85.8%	79.9%	5.9	pts.
Breakeven load factor (1)	82.8%	73.0%	9.8	pts.
Aircraft utilization (hours per day)	13.2	13.3	(0.2)

Average fare	$105.26	$105.51	(0.2)
Yield per passenger mile (cents)	8.07	8.29	(2.7)
Passenger revenue per ASM (cents)	6.92	6.63	4.5
Operating revenue per ASM (cents)	7.24	6.85	5.7
Operating expense per ASM (cents)	6.74	6.08	11.0
Airline operating expense per ASM (cents) (1)	6.68	6.05	10.4

Departures	25,637	20,845	23.0
Average stage length (miles)	1,292	1,297	(0.4)
Average number of operating aircraft during period	70.9	55.3	28.1
Average fuel cost per gallon	$1.31	$0.92	42.6
Fuel gallons consumed (000)	66,281	53,725	23.4
Percent of sales through jetblue.com during period	76.4%	76.9%	(0.5	)pts.
Full-time equivalent employees at period end (1)	6,797	5,292	28.4

(1)           Excludes results of operations and employees for LiveTV, LLC which are unrelated to our airline operations.

The following table reconciles our operating expenses reported in accordance with U.S. generally accepted accounting principles for the three months ended March 31, 2005 with those that we would have achieved had fuel cost per gallon remained at the first quarter 2004 levels.  In management’s view, comparative analysis of period-to-period operating results can be enhanced by excluding the significant increase in the price of aircraft fuel, which is largely beyond our control.

	$	CASM
	(in thousands)	(in cents)

Operating expenses as reported	$348,560	6.74
Less: Reported aircraft fuel	(86,620)	(1.68)
Add: Aircraft fuel at prior period cost per gallon	60,754	1.18
Profit sharing impact	3,880	0.08
Fuel neutral operating expenses	$326,574	6.32

Liquidity and Capital Resources

At March 31, 2005, we had cash and cash equivalents of $55.0 million and investment securities of $596.7 million, compared to cash and cash equivalents of $18.7 million and investment securities of $430.4 million at December 31, 2004. Cash flows from operating activities were $71.0 million for the three months ended March 31, 2005 compared to $53.5 million for the three months ended March 31, 2004.  The increase in operating cash flows was primarily due to the growth of our business. We rely primarily on operating cash flows to provide working capital.

Investing activities.  During the three months ended March 31, 2005, capital expenditures related to our purchase of flight equipment included expenditures of $127.0 million for four Airbus A320 aircraft, $48.5 million for flight equipment deposits and $10.1 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $37.8 million. Net cash used in the purchase and sale of available-for-sale securities was $149.4 million.

During the three months ended March 31, 2004, capital expenditures related to our purchase of flight equipment included expenditures of $141.0 million for four Airbus aircraft, $33.0 million for flight equipment deposits and $4.0 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $9.9 million.  Net cash provided in the purchase and sale of available-for-sale securities was $59.9 million.

Financing activities.   Financing activities for the three months ended March 31, 2005 consisted of (1) the financing of four aircraft with $131.9 million in floating rate equipment notes purchased with proceeds from our public offering of Series 2004-2 pass-through certificates, (2) the issuance of $250 million of 3¾% convertible debentures, raising net proceeds of approximately $243 million, and (3) scheduled maturities of $17.8 million of debt.  The net proceeds from our convertible debt offering are being used to fund working capital and capital expenditures, including capital expenditures related to the purchase of aircraft and construction of facilities on or near airports.

We currently have shelf registration statements on file with the Securities and Exchange Commission related to the issuance of $1 billion aggregate amount of common stock, preferred stock, debt securities and/or pass-through certificates.  The net proceeds of any securities we sell under these registration statements may be used to fund working capital and capital expenditures, including the purchase of aircraft and construction of facilities on or near airports.  Through March 31, 2005, we had issued $748 million in securities under these registration statements.

Financing activities for the three months ended March 31, 2004 consisted primarily of (1) the financing of two aircraft with $65.3 million in floating note equipment notes purchased with proceeds from our public offering of Series 2004-1 pass-through certificates, (2) the financing of two aircraft with $68.0 million of 12-year floating rate equipment notes issued to various European banks, (3) the repayment of three spare engine notes totaling $9.0 million, and (4) scheduled maturities of debt of $12.2 million.

Working Capital.   Our working capital was $181.2 million at March 31, 2005.  We expect to meet our obligations as they become due through available cash, investment securities and internally generated funds, supplemented as necessary by debt and/or equity financings and proceeds from sale and leaseback transactions.  We expect to continue generating positive working capital through our operations. However, we cannot predict whether current trends and conditions will continue or what the effect on our business might be from the extremely competitive environment we are operating in or from events that are beyond our control, such as increased fuel prices, the impact of airline bankruptcies or consolidations, U.S. military actions, or acts of terrorism.  We have secured financing for all of our remaining aircraft deliveries scheduled for 2005.  We believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

Contractual Obligations

Our noncancelable contractual obligations at March 31, 2005 include the following (in millions):

	Payments due in
	Total	2005	2006	2007	2008	2009	Thereafter
Long-term debt (1)	$2,729	$159	$199	$195	$216	$159	$1,801
Operating leases	1,060	92	121	106	103	98	540
Flight equipment obligations	7,165	640	1,125	1,185	1,220	1,250	1,745
Short-term borrowings	32	32	—	—	—	—	—
Facilities and other (2)	247	117	29	29	30	27	15
Total	$11,233	$1,040	$1,474	$1,515	$1,569	$1,534	$4,101

(1)          Includes actual interest and estimated interest for floating-rate debt based on March 31, 2005 rates.

(2)          Amounts represent noncancelable commitments for the purchase of goods and services.

There has been no material change in the terms of our debt instruments or financial covenants from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2004 Form 10-K/A.  There are no new covenants associated with our convertible debt issued in March 2005.  At March 31, 2005, we were in compliance with the covenants of all of our debt and lease agreements.  We have $24.0 million of restricted cash pledged under standby letters of credit related to certain of our leases which expire at the end of the related lease terms.

As of March 31, 2005, we operated a fleet of 73 Airbus A320 aircraft, of which 48 were owned and 25 were leased under operating leases.   The average age of our fleet was 2.3 years at March 31, 2005.

As of March 31, 2005, we had on order 110 Airbus A320 aircraft and 100 Embraer E190 aircraft with options to acquire 50 additional Airbus A320 aircraft and 100 additional Embraer E190 aircraft, which are scheduled for delivery through 2016 (on a relatively even basis during each year) as follows:

						End of Year Cumulative
	Firm			Option		Total
Year	A320	E190	Total	A320	E190	Fleet(1)

Remainder of 2005	11	7	18	—	—	91
2006	17	18	35	—	—	126
2007	17	18	35	—	—	161
2008	17	18	35	2	—	198
2009	18	18	36	2	—	236
2010	18	18	36	2	—	274
2011	12	3	15	9	15	313
2012	—	—	—	20	18	351
2013	—	—	—	15	18	384
2014	—	—	—	—	18	402
2015	—	—	—	—	18	420
2016	—	—	—	—	13	433
	110	100	210	50	100

(1)          Assumes all options are exercised.

Committed expenditures for our 210 firm aircraft and 35 spare engines include estimated amounts for contractual price escalations and predelivery deposits. Debt financing has been arranged for all of our remaining 2005 Airbus A320 aircraft deliveries and lease financing has been arranged for the first 30 of our Embraer E190 aircraft deliveries.  Although we believe that debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot assure you that we will be able to secure financing on terms attractive to us, if at all, which may require us to modify our aircraft acquisition plans. Anticipated capital expenditures for facility improvements, spare parts, and ground purchases for the remainder of 2005 are projected to be approximately $150 million in the aggregate.

Boston’s Logan International Airport Expansion. In March 2005, we entered into a lease for Terminal C at Boston’s Logan International Airport. We plan to begin operating out of this terminal in May 2005, utilizing five of the 11 gates by the end of the year and gradually moving into the remaining gates over the next three years.  We are committed to lease the entire terminal through 2009, which is reflected in the table above, with renewal options through 2029.

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

The certificates contain liquidity facilities whereby a third party agrees to make payments sufficient to pay up to 18 months of interest on the applicable certificates if a payment default occurs. The liquidity providers for our Series 2004-1 certificates are Landesbank Hessen-Thüringen Girozentrale and Morgan Stanley Capital Services Inc. The liquidity providers for our Series 2004-2 certificates are Landesbank Baden-Württemberg and Citibank, N.A.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2004 Form 10-K/A.

Other Information

New Service. We continue to add new destinations, as reflected by our new daily non-stop service between New York and both Portland, OR and Burbank, CA scheduled to begin in May 2005.  This new service will allow us to offer more daily non-stop flights to California from New York City than any other airline.

Recent Awards.    In April 2005, we were rated as the top airline for the second consecutive year in domestic quality among the 16 largest U.S. airlines in the National Airline Quality Rating study conducted by the University of Nebraska at Omaha and Wichita State University.

LiveTV.  In April 2005, LiveTV entered into an agreement with Virgin Blue, an Australian airline, for the sale of certain hardware and installation, programming and maintenance of their live in-seat satellite television system.  Virgin Blue has committed to equip 51 of their Boeing 737 aircraft with the LiveTV system and has the option to install the system on additional aircraft.

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

Forward-looking statements involve risks, uncertainties and assumptions and are based on information currently available to us. Actual results may differ materially from those expressed in the forward looking statements due to many factors, including without limitation, our extremely competitive industry, our ability to implement our growth strategy, including the integration of the Embraer E190 aircraft into our operations, our significant fixed obligations and our reliance on high daily aircraft utilization, increases in maintenance costs, fuel prices and interest rates, our dependence on the New York market, seasonal fluctuations in our operating results, our reliance on sole suppliers, government regulation, the loss of key personnel and potential problems with our workforce, the potential liability associated with the handling of our customer data, and future acts of terrorism or the threat of such acts or escalation of U.S. military involvement overseas.

Additional information concerning these and other factors is contained in our SEC filings, including but not limited to, our 2004 Form 10-K/A.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2004 Form 10-K/A, except as follows:

Aircraft fuel.  As of March 31, 2005, we had hedged approximately 20% of our expected remaining 2005 fuel requirements using crude oil swaps.  Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the March 31, 2005 cost per gallon of fuel, including the effects of our fuel hedges.  Based on our projected twelve month fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $45 million, compared to an estimated $18 million for 2004 measured as of March 31, 2004.  See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information.

Fixed Rate Debt.  On March 31, 2005, our $425.0 million aggregate principal amount of convertible debt had an estimated fair value of $400.2 million, based on quoted market prices.

Item 4. Controls and Procedures.

 Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms. There has been no change in our internal control over financial reporting during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the quarter ended March 31, 2005, 3,052 shares of common stock were surrendered or withheld in connection with the payment of the exercise price or withholding of taxes in respect of the exercise of outstanding stock options.

Item 5.    Other Information.

Public Offering of Convertible Debentures

On March 16, 2005, we completed a public offering of $250 million aggregate principal amount of 3¾% convertible debentures due 2035, sold under the Securities Act of 1933.  Net proceeds from this offering were approximately $243 million, after deducting underwriters’ discounts and other expenses incurred in connection with the offering. The debentures bear interest at 3¾% payable semi-annually on March 15 and September 15. The first interest payment on the debentures is due September 15, 2005. The debentures are our senior unsecured debt and rank equal in right of payment with all of our other existing and future senior unsecured debt, including $175 million principal amount of our 3½% convertible notes due 2033. The debentures rank junior in right of payment to our secured debt to the extent of the value of the assets securing such debt. In addition, the debentures rank junior in right of payment to the existing and future liabilities of our subsidiaries. The net proceeds of the offering are being used to fund working capital and capital expenditures, including capital expenditures related to the purchase of aircraft and construction of facilities on or near airports.

Holders may convert the debentures into shares of our common stock at a conversion rate of 38.9864 shares per $1,000 principal amount of debentures (representing a conversion price of approximately $25.65 per share), subject to adjustment, at any time before the close of business on the business day immediately preceding March 15, 2035. Upon conversion, we have the right to deliver, in lieu of shares of our common stock, cash or a combination of cash and shares of our common stock. At any time on or prior to the 26th trading day preceding the maturity date, we may irrevocably elect to satisfy our conversion obligation with respect to the principal amount of the debentures to be converted with a combination of cash and shares of our common stock.

At any time on or after March 20, 2010, we may redeem any of the debentures for cash at a redemption price of 100% of their principal amount, plus accrued and unpaid interest. Holders may require us to repurchase the debentures for cash at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, on March 15, 2010, 2015, 2020, 2025 and 2030, or at any time prior to their maturity upon the occurrence of a specified designated event.

Universal Shelf Registration

We currently have shelf registration statements on file with the Securities and Exchange Commission related to the issuance of $1 billion aggregate amount of common stock, preferred stock, debt securities and/or pass-through certificates. Through March 31, 2005, we had issued $748 million in securities under these registration statements.

Item 6.    Exhibits

Exhibits:  See accompanying Exhibit Index included after the signature page of this report for a list of the exhibits filed or furnished with or incorporated by reference in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date: April 25, 2005	By:	/s/ HOLLY NELSON
Vice President and Controller
(principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certifications Pursuant to Rule 13a-14(a)/15d-14(a), furnished herewith.

31.2	Certifications Pursuant to Rule 13a-14(a)/15d-14(a), furnished herewith.

32.1	Certification Pursuant to Section 1350, furnished herewith.