Form 10-Q
period 2005-06-30
JETBLUE AIRWAYS CORP
filed 2005-07-27
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes       No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes       No

As of June 30, 2005, there were 105,255,847 shares of the registrant's common stock, par value $0.01, outstanding.

JetBlue Airways Corporation
FORM 10-Q

PART 1. FINANCIAL INFORMATION

Item 1.    Financial Statements

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$56,811	$18,717
Investment securities	505,086	430,445
Receivables, less allowance	50,515	38,271
Prepaid expenses and other	38,493	27,647
Total current assets	650,905	515,080
PROPERTY AND EQUIPMENT
Flight equipment	2,184,809	1,835,267
Predelivery deposits for flight equipment	278,504	262,925
	2,463,313	2,098,192
Less accumulated depreciation	141,126	108,933
	2,322,187	1,989,259
Other property and equipment	300,484	182,713
Less accumulated depreciation	44,684	34,117
	255,800	148,596
Total property and equipment	2,577,987	2,137,855
OTHER ASSETS
Purchased technology, net	49,085	54,258
Other	102,672	91,451
Total other assets	151,757	145,709
TOTAL ASSETS	$3,380,649	$2,798,644
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$79,179	$70,934
Air traffic liability	234,596	174,062
Accrued salaries, wages and benefits	57,178	56,092
Other accrued liabilities	52,853	36,037
Short-term borrowings	20,341	43,578
Current maturities of long-term debt	123,573	105,295
Total current liabilities	567,720	485,998
LONG-TERM DEBT	1,844,173	1,395,939
DEFERRED TAXES AND OTHER LIABILITIES	179,714	160,507
STOCKHOLDERS' EQUITY
Common stock, 105,255,847 and 104,236,599 shares issued and outstanding in 2005 and 2004, respectively	1,053	1,042
Additional paid-in capital	593,669	581,056
Retained earnings	186,306	167,156
Unearned compensation	(4,803)	(5,713)
Accumulated other comprehensive income	12,817	12,659
Total stockholders' equity	789,042	756,200
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,380,649	$2,798,644

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
OPERATING REVENUES
Passenger	$412,139	$309,175	$770,023	$588,791
Other	17,913	10,543	34,251	19,930
Total operating revenues	430,052	319,718	804,274	608,721
OPERATING EXPENSES
Salaries, wages and benefits	105,429	83,902	203,885	161,486
Aircraft fuel	111,307	57,430	197,927	106,675
Landing fees and other rents	28,316	21,868	54,413	43,385
Depreciation and amortization	27,726	17,441	52,049	33,757
Aircraft rent	18,076	17,740	35,889	34,995
Sales and marketing	20,291	18,342	39,748	31,766
Maintenance materials and repairs	13,579	8,391	27,119	20,888
Other operating expenses	66,258	49,516	128,512	98,017
Total operating expenses	390,982	274,630	739,542	530,969
OPERATING INCOME	39,070	45,088	64,732	77,752
OTHER INCOME (EXPENSE)
Interest expense	(25,367)	(12,519)	(46,025)	(22,340)
Capitalized interest	3,871	1,810	7,669	3,386
Interest income and other	5,094	2,135	8,098	3,480
Total other income (expense)	(16,402)	(8,574)	(30,258)	(15,474)
INCOME BEFORE INCOME TAXES	22,668	36,514	34,474	62,278
Income tax expense	10,485	15,056	15,324	25,627
NET INCOME	$12,183	$21,458	$19,150	$36,651
EARNINGS PER COMMON SHARE:
Basic	$0.12	$0.21	$0.18	$0.36
Diluted	$0.11	$0.19	$0.17	$0.33

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,150	$36,651
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	15,071	25,004
Depreciation	45,820	29,411
Amortization	6,975	4,702
Changes in certain operating assets and liabilities	62,038	14,695
Other, net	(1,190)	1,777
Net cash provided by operating activities	147,864	112,240
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(387,909)	(284,893)
Predelivery deposits for flight equipment	(91,533)	(87,791)
Purchase of held-to-maturity investments	(5,000)	(13,727)
Proceeds from maturities of held-to-maturity investments	13,000	20,500
Increase in available-for-sale securities	(80,000)	(22,085)
Other, net	(4,660)	(4,680)
Net cash used in investing activities	(556,102)	(392,676)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	10,072	10,347
Issuance of long-term debt	514,653	232,315
Short-term borrowings	—	23,238
Repayment of long-term debt	(48,143)	(42,573)
Repayment of short-term borrowings	(23,237)	(13,031)
Other, net	(7,013)	(9,026)
Net cash provided by financing activities	446,332	201,270
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,094	(79,166)
Cash and cash equivalents at beginning of period	18,717	102,795
Cash and cash equivalents at end of period	$56,811	$23,629

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation:    Our condensed consolidated financial statements include the accounts of JetBlue Airways Corporation and our subsidiaries, collectively "we", "us" or the "Company", with all intercompany transactions and balances having been eliminated. Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These condensed consolidated financial statements and related notes should be read in conjunction with our 2004 audited financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2004 (our "2004 Form 10-K/A").

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

Engine Maintenance and Repair:    Effective July 1, 2005, we executed a 10-year engine services agreement with MTU Maintenance Hannover GmbH, or MTU, covering the scheduled and unscheduled repair of the engines on our Airbus A320 aircraft. This agreement requires monthly payments to MTU at rates based on the number of flight hours each engine was operated during each month, subject to annual escalations. MTU assumed the responsibility to repair and overhaul our engines as required during the term of the agreement. These payments will be expensed as the related obligations are incurred.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$12,183	$21,458	$19,150	$36,651
Add: Stock-based employee compensation expense included in reported net income, net of tax	219	235	465	493
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax
Crewmember stock purchase plan	(2,013)	(2,178)	(3,998)	(2,976)
Employee stock options	(2,785)	(3,020)	(6,333)	(5,721)
Pro forma net income	$7,604	$16,495	$9,284	$28,447
Earnings per common share:
Basic – as reported	$0.12	$0.21	$0.18	$0.36
Basic – pro forma	$0.07	$0.16	$0.09	$0.28
Diluted – as reported	$0.11	$0.19	$0.17	$0.33
Diluted – pro forma	$0.07	$0.15	$0.08	$0.26

In April 2005, the SEC deferred the required implementation date of SFAS No. 123(R), Share-Based Payment. As a result, we plan to adopt SFAS No. 123(R) effective January 1, 2006 rather than the initial implementation date of July 1, 2005.

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

The proceeds from our public offering in November 2004 of Series 2004-2 pass-through certificates are being held in escrow with a depositary. As aircraft are delivered, the proceeds are utilized to purchase our secured equipment notes issued to finance these aircraft. The proceeds held in escrow are not assets of ours, nor are the certificates obligations of ours or guaranteed by us; therefore they are not included in our condensed consolidated financial statements. At June 30, 2005, $264.7 million in equipment notes issued by us in 2005 and secured by eight aircraft are direct obligations of ours. At June 30, 2005, $233.5 million of proceeds from the sale of the certificates was held in escrow and not recorded as an asset or direct obligation of ours.

At June 30, 2005, the weighted average interest rate of all of our long-term debt was 5.0%, and maturities were $63.1 million for the remainder of 2005, $128.5 million in 2006, $133.8 million in 2007, $170.7 million in 2008, $106.8 million in 2009, $102.5 million in 2010 and $1.26 billion thereafter.

Note 3 – Comprehensive Income

Comprehensive income includes changes in the fair value and reclassifications into earnings of amounts previously deferred related to our crude oil financial derivative instruments, which qualify for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Comprehensive income was $5.9 million and $25.3 million for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, comprehensive income was $19.3 million and $43.5 million, respectively.

Note 4 – Earnings Per Share

The following table shows how we computed basic and diluted earnings per common share (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income applicable to common stockholders for basic earnings per share	$12,183	$21,458	$19,150	$36,651
Effect of dilutive securities:
Interest on convertible debt, net of profit sharing and income taxes	—	763	—	—
Net income applicable to common stockholders after assumed conversion for diluted earnings per share	$12,183	$22,221	$19,150	$36,651
Denominator:
Weighted-average shares outstanding for basic earnings per share	104,934,868	102,995,633	104,631,527	102,623,153
Effect of dilutive securities:
Employee stock options	5,887,263	8,426,726	5,780,655	8,191,237
Convertible debt	—	4,117,647	—	—
Unvested common stock	31,951	34,468	31,290	27,322
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	110,854,082	115,574,474	110,443,472	110,841,712

For the three and six months ended June 30, 2005, 13.9 million shares and 9.8 million shares, respectively, issuable upon conversion of our convertible debt were excluded from the diluted earnings per share computation. For the six months ended June 30, 2004, 4.1 million shares were excluded. These shares were excluded from the diluted earnings per share calculation since their assumed conversion would be anti-dilutive and result in an increase in diluted earnings per share.

For the three and six months ended June 30, 2005, 7.8 million shares and 7.9 million shares, respectively, issuable upon exercise of outstanding stock options were excluded from the diluted earnings per share computation. For the three and six months ended June 30, 2004, 2.1 million and 2.2 million shares, respectively, were excluded. These shares were excluded from the diluted earnings per share calculation since their exercise price was greater than the average market price of our common stock and thus anit-dilutive.

Note 5 – Employee Retirement Plan

We sponsor a retirement profit sharing and 401(k) defined contribution plan, or the Plan. Our contributions expensed for the Plan for the three months ended June 30, 2005 and 2004 were $5.9 million and $7.8 million, respectively, and contributions expensed for the Plan for the six months ended June 30, 2005 and 2004 were $9.9 million and $13.7 million, respectively.

Note 6 – Commitments

At June 30, 2005, including the acceleration of the delivery of one Airbus A320 from 2006 to 2005 and our July 2005 amendment to our Embraer E190 purchase agreement firmly ordering one additional aircraft, our firm aircraft orders consisted of 106 Airbus A320 aircraft, 101 Embraer E190 aircraft and 35 spare engines scheduled for delivery through 2012. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $0.53 billion for the remainder of 2005, $1.11 billion in 2006, $1.20 billion in 2007, $1.22 billion in 2008, $1.26 billion in 2009, $1.22 billion in 2010 and $0.54 billion thereafter.

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

Note 8 – Financial Instruments and Risk Management

As of June 30, 2005, the fair value of our $425.0 million aggregate principal amount of convertible debt, based on quoted market prices, was $414.2 million. The fair value of our other long-term debt, which approximated its carrying value, was estimated using discounted cash flow analysis based on our current incremental borrowing rates for instruments with similar terms. The carrying values of all other financial instruments approximated their fair values.

The Company is exposed to the effect of changes in the price and availability of aircraft fuel. To manage this risk, we periodically purchase crude oil option and swap contracts. The following is a summary of our derivative contracts (in thousands, except as otherwise indicated):

	2005	2004
At June 30:
Fair value of derivative instruments	$23,385	$21,187
Estimated hedged position during the next 12 months	12%	25%
Longest remaining term (months)	6	18
Hedged volume (barrels)	1,000	2,760

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Hedge effectiveness gains recognized in fuel expense	$9,589	$8,057	$17,646	$13,424
Hedge ineffectiveness gains (losses) recognized in other income	—	(71)	—	(45)
Percentage of actual consumption hedged	34%	46%	30%	46%

Note 9 – LiveTV

During the three and six months ended June 30, 2005, LiveTV installed satellite television systems for other airlines on 11 and 31 aircraft, respectively, bringing total installations of these systems for other airlines to 86 aircraft. Deferred profit on hardware sales and advance deposits for future hardware sales included in non-current liabilities in the accompanying condensed balance sheets was $22.8 million and $20.8 million at June 30, 2005 and December 31, 2004, respectively. Deferred profit to be recognized as income on installations completed through June 30, 2005 will be approximately $1.6 million for the remainder of 2005, $3.1 million for each of the next four years and $5.6 million thereafter.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Outlook

We expect our full-year operating capacity for 2005 to increase by approximately 26% to 28% over 2004. While the industry revenue environment remains extremely competitive, our passenger revenue per available seat mile is expected to be higher in 2005 than it was in 2004. Fuel costs have risen sharply in 2005 and may increase further. Assuming fuel cost per gallon of $1.59, net of hedging, our cost per available seat mile is expected to increase by 9% to 11% over 2004 and our operating margin is expected to be between 5% and 7% for 2005. Our 2005 forecast excludes the effects of any additional stock compensation expense that we would incur from the implementation of SFAS No. 123(R), Share-Based Payment, which has been delayed until January 1, 2006 for companies reporting on a calendar year basis. We continue to assess our implementation options and evaluate the impact this pronouncement will have on us.

Results of Operations

The U.S. domestic airline environment continues to be extremely challenging primarily due to aircraft fuel prices remaining at record high levels and sustained price competition. As a result of these factors, which are largely outside of our control, we saw a significant reduction in our profitability for the quarter compared to 2004.

During the quarter, our operations continued to be adversely impacted by weather on the East Coast and by airport congestion, particularly in Fort Lauderdale, which resulted in numerous delays. These delays did not have a significant impact on our financial performance, however they did impact our operational performance. On-time performance, defined by the U.S. Department of Transportation as arrivals within 14 minutes of schedule, was 76.0% in the second quarter of 2005 compared to 84.1% for the same period in 2004.

Three Months Ended June 30, 2005 and 2004

Our net income for the three months ended June 30, 2005 decreased to $12.2 million from $21.5 million for the three months ended June 30, 2004 and represented our 18th consecutive quarterly profit. Diluted earnings per share was $0.11 for the second quarter of 2005 compared with $0.19 for the same period in 2004. Our operating margin for the three months ended June 30, 2005 was 9.1%, down five points from 2004, and operating income was $39.1 million in 2005, down $6.0 million from the same period in 2004.

Operating Revenues.    Operating revenues increased 34.5%, or $110.4 million, primarily due to an increase in passenger revenues. Increased passengers resulting from a 23.6% increase in departures, or $93.3 million, in addition to a 2.4% increase in yield, or $9.6 million, drove the increase in passenger revenues of $102.9 million for the three months ended June 30, 2005. We experienced lower seasonal traffic in the second quarter of 2005 than we did in the second quarter of 2004 due to Easter falling in the first quarter of 2005 versus the second quarter of 2004. Before year end, we plan to launch JetBlue Getaways, which will allow our customers to purchase travel packages including airfare, hotel and car rental.

Other revenue increased 69.9%, or $7.5 million, primarily due to increases in LiveTV third party revenues of $3.4 million, increased change fees of $1.3 million resulting from more passengers and TrueBlue point sales of $1.1 million. On June 20, 2005, we entered into an agreement with American Express Travel Related Services Company, Inc. and American Express Bank, F.S.B. to issue a co-branded credit card to consumers beginning July 2005 that will allow cardmembers to earn points in TrueBlue, our flight gratitude program. A portion of the revenue from the sale of points will be deferred and recognized when transportation is provided. Amounts received in excess of the awards' fair value will be recognized currently in other revenue.

Operating Expenses.    Operating expenses increased 42.4%, or $116.4 million, due to an average of 15.7 additional aircraft in service in 2005 and a 54.7% increase in fuel cost per gallon. Operating capacity increased 25.5% to 5.85 billion available seat miles. Average stage length remained relatively flat. Operating expenses per available seat mile increased 13.4% to 6.69 cents for the three months ended June 30, 2005. Had fuel prices remained at the 2004 levels, our cost per available seat mile, or CASM, would have increased by 3.7% to 6.12 cents. In detail, operating costs per available seat mile were (percent changes are based on unrounded numbers):

	Three Months Ended June 30,		Percent Change
	2005	2004
	(in cents)
Operating expenses:
Salaries, wages and benefits	1.80	1.80	0.1%
Aircraft fuel	1.91	1.23	54.4%
Landing fees and other rents	.49	.47	3.1%
Depreciation and amortization	.47	.38	26.6%
Aircraft rent	.31	.38	(18.8)%
Sales and marketing	.35	.40	(11.9)%
Maintenance materials and repairs	.23	.18	28.9%
Other operating expenses	1.13	1.06	6.6%
Total operating expenses	6.69	5.90	13.4%

Salaries, wages and benefits increased 25.7%, or $21.5 million, due to an increase in average full-time equivalent employees of 25.7% in 2005 compared to 2004. Cost per available seat mile was unchanged.

Aircraft fuel expense increased 93.8%, or $53.9 million, due to 15.0 million more gallons of aircraft fuel consumed resulting in $14.5 million of additional fuel expense and, after the impact of fuel hedging, a 54.7% increase in average fuel cost per gallon, or $39.4 million. Aircraft fuel prices remain at historically high levels, with our average fuel cost per gallon at $1.50 for the second quarter of 2005 compared to $0.97 for the second quarter of 2004. Cost per available seat mile increased 54.4% primarily due to the increase in average fuel cost per gallon.

Landing fees and other rents increased 29.5%, or $6.4 million, due to a 23.6% increase in departures over 2004 and a $1.6 million adjustment related to leases containing provisions for minimum escalations. Cost per available seat mile increased 3.1% due to an increase in departures and a relatively flat average stage length.

Depreciation and amortization increased 59.0%, or $10.3 million, due primarily to having 15.7 more average owned aircraft during the three months ended June 30, 2005 compared to the same period in 2004. Cost per available seat mile increased 26.6% primarily due to a higher percentage of our aircraft fleet being owned. Depreciation and amortization on an absolute and cost per available seat mile basis is expected to increase as a result of placing into service our new hangars in Orlando and at New York's John F. Kennedy International Airport, or JFK, and our training center including five simulators during the quarter which will be partially offset by reduced rent expense.

Aircraft rent increased 1.9%, or $0.4 million. Cost per available seat mile decreased 18.8% due to a smaller percentage of our fleet being leased as all aircraft delivered in 2005 are owned.

Sales and marketing expense increased 10.6%, or $2.0 million, primarily due to $3.0 million in higher credit card fees resulting from increased passenger revenues. On a cost per available seat mile basis, sales and marketing expense decreased 11.9% due to increased capacity. We book our reservations through a combination of our website (77.4% in 2005) and our own reservation agents (22.6% in 2005).

Maintenance materials and repairs increased 61.8%, or $5.2 million, due to having 15.7 more average operating aircraft in 2005 compared to the same period in 2004. Cost per available seat mile increased 28.9% due to the completion of 19 airframe checks in 2005 compared to 11 in 2004 and an increase in the average age of our fleet from 2.0 years to 2.5 years, partially offset by lower rates for airframe checks. Maintenance is expected to increase significantly as our fleet ages.

Effective July 1, 2005, we executed a 10-year engine services agreement with MTU Maintenance Hannover GmbH, or MTU, covering the scheduled and unscheduled repair of the engines on our Airbus A320 aircraft. This agreement requires monthly payments to MTU at rates based on number of flight hours each engine was operated during each month. MTU assumed the responsibility to repair and overhaul our engines as required during the term of the agreement. These payments will be expensed as the related obligations are incurred. This agreement will eliminate the significant judgment in determining estimated costs of overhauls and is expected to result in lower maintenance costs than on a time and materials basis.

Other operating expenses increased 33.8%, or $16.7 million, primarily due to higher variable costs associated with increased capacity and number of passengers served. Cost per available seat mile increased 6.6% as a result of an increase in LiveTV third-party installations and fuel related taxes and services.

Other Income (Expense).    Interest expense increased 103%, or $12.9 million, due primarily to the debt financing of 16 additional aircraft and interest on our 3¾% convertible debentures which resulted in $9.3 million in additional interest expense and higher rates which resulted in $3.6 million in additional interest expense. Capitalized interest increased 114%, or $2.1 million, primarily due to higher predelivery deposit balances, higher construction in progress and increased rates. Interest income increased 139%, or $2.9 million, primarily due to higher interest rates in 2005.

Six Months Ended June 30, 2005 and 2004

Our net income for the six months ended June 30, 2005 decreased to $19.2 million from $36.7 million for the six months ended June 30, 2004. Diluted earnings per share was $0.17 for the six months ended June 30, 2005 compared with $0.33 for the same period in 2004. Our operating margin for the six months ended June 30, 2005 was 8.0% compared to 12.8% in 2004 and operating income was $64.7 million in 2005 compared to $77.8 million for the same period in 2004.

Operating Revenues.    Operating revenues increased 32.1%, or $195.6 million, primarily due to an increase in passenger revenues. Increased passengers resulting from a 23.3% increase in departures drove the increase in passenger revenues of $181.2 million for the six months ended June 30, 2005. Other revenues increased 71.9%, or $14.4 million, primarily due to increases in LiveTV third party revenues of $5.9 million, increased change fees of $3.1 million resulting from more passengers and $2.0 million in TrueBlue point sales.

Operating Expenses.    Operating expenses increased 39.3%, or $208.6 million, due to an average of 15.6 additional aircraft in service in 2005 and a 49.2% increase in fuel cost per gallon. Operating capacity increased 24.1% to 11.01 billion available seat miles. Average stage length remained flat. Operating expenses per available seat mile increased 12.2% to 6.71 cents for the six months ended June 30, 2005. Had fuel prices remained at the 2004 levels, our CASM would have increased by 3.8% to 6.21 cents. In detail, operating costs per available seat mile were (percent changes are based on unrounded numbers):

	Six Months Ended June 30,		Percent Change
	2005	2004
	(in cents)
Operating expenses:
Salaries, wages and benefits	1.85	1.82	1.7%
Aircraft fuel	1.80	1.20	49.5%
Landing fees and other rents	.49	.49	1.1%
Depreciation and amortization	.47	.38	24.2%
Aircraft rent	.33	.39	(17.4)%
Sales and marketing	.36	.36	0.8%
Maintenance materials and repairs	.24	.24	4.6%
Other operating expenses	1.17	1.10	5.6%
Total operating expenses	6.71	5.98	12.2%

Salaries, wages and benefits increased 26.3%, or $42.4 million, due to an increase in average full-time equivalent employees of 26.8% in 2005 compared to 2004. Cost per available seat mile increased 1.7% principally as a result of increased wages.

Aircraft fuel expense increased 85.5%, or $91.3 million, due to 27.6 million more gallons of aircraft fuel consumed resulting in $26.0 million of additional fuel expense and, after the impact of fuel hedging, a 49.2% increase in average fuel cost per gallon, or $65.3 million. Aircraft fuel prices remain at historically high levels, with our average fuel price per gallon at $1.41 compared to $0.94 for the six months ended June 30, 2004. Cost per available seat mile increased 49.5% primarily due to the increase in average fuel cost per gallon.

Landing fees and other rents increased 25.4%, or $11.0 million, due to a 23.3% increase in departures over 2004. Cost per available seat mile increased 1.1%.

Depreciation and amortization increased 54.2%, or $18.3 million, due to having 15.6 more average owned aircraft during the six months ended June 30, 2005 compared to the same period in 2004. Cost per available seat mile increased 24.2% primarily due to a higher percentage of our aircraft fleet being owned.

Aircraft rent increased 2.6%, or $0.9 million. Cost per available seat mile decreased 17.4% due to a lower percentage of our aircraft fleet being leased and higher capacity.

Sales and marketing expense increased 25.1%, or $8.0 million, due to $5.5 million in higher credit card fees resulting from increased passenger revenues and $2.5 million more advertising. On a cost per available seat mile basis, sales and marketing expense remained flat. We book all of our reservations through a combination of our website (76.9% in 2005) and our own reservation agents (23.1% in 2005).

Maintenance materials and repairs increased 29.8%, or $6.2 million, due to 15.6 more average operating aircraft in 2005 compared to the same period in 2004 and a gradual aging of our fleet. Despite completing 41.4% more airframe checks in 2005, the cost per available seat mile increased 4.6% from 2004 due lower rates for these checks in addition to lower engine repairs.

Other operating expenses increased 31.1%, or $30.5 million due to higher variable costs associated with increased capacity and number of passengers served. Cost per available seat mile increased 5.6% primarily as a result of an increase in LiveTV third-party installations and fuel related taxes and services.

Other Income (Expense).    Interest expense increased 106%, or $23.7 million, due to the debt financing of 16 additional aircraft and interest on our 3¾% convertible debentures resulting in $14.2 million of additional interest expense and higher rates which resulted in $9.5 in additional interest expense. Capitalized interest increased 126%, or $4.3 million, primarily due to higher predelivery deposit balances, higher construction in progress and increased rates. Interest income increased 133%, or $4.6 million, primarily due to higher interest rates in 2005.

The following table sets forth our operating statistics for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Percent Change		Six Months Ended June 30,		Percent Change
	2005	2004			2005	2004
Revenue passengers	3,695,906	2,920,697	26.5		7,095,992	5,570,770	27.4
Revenue passenger miles (000)	5,124,689	3,935,385	30.2		9,559,217	7,307,680	30.8
Available seat miles (ASMs) (000)	5,846,200	4,656,795	25.5		11,014,853	8,875,315	24.1
Load factor	87.7%	84.5%	3.2	pts	86.8%	82.3%	4.5	pts
Breakeven load factor (1)	82.3%	74.3%	8.0	pts	82.5%	73.6%	8.9	pts
Aircraft utilization (hours per day)	13.7	13.7	0.6		13.5	13.5	0.3
Average fare	$111.51	$105.86	5.3		$108.52	$105.69	2.7
Yield per passenger mile (cents)	8.04	7.86	2.4		8.06	8.06	0.0
Passenger revenue per ASM (cents)	7.05	6.64	6.2		6.99	6.63	5.4
Operating revenue per ASM (cents)	7.36	6.87	7.1		7.30	6.86	6.5
Operating expense per ASM (cents)	6.69	5.90	13.4		6.71	5.98	12.2
Airline operating expense per ASM (cents)(1)	6.62	5.84	13.3		6.65	5.93	12.1
Departures	27,382	22,145	23.6		53,019	42,990	23.3
Average stage length (miles)	1,369	1,348	1.5		1,332	1,323	0.6
Average number of operating aircraft during period	74.3	58.6	26.7		72.6	57.0	27.3
Average fuel cost per gallon	$1.50	$0.97	54.7		$1.41	$0.94	49.2
Fuel gallons consumed (000)	74,390	59,370	25.3		140,671	113,095	24.4
Percent of sales through jetBlue.com during period	77.4%	75.2%	2.2	pts	76.9%	76.1%	0.8	pts
Full-time equivalent employees at period end (1)					7,284	5,781	26.0

(1)	Excludes results of operations and employees for LiveTV, LLC which are unrelated to our airline operations.

The following table reconciles our operating expenses and CASM reported in accordance with U.S. generally accepted accounting principles, or GAAP, for the three and six months ended June 30, 2005 with those that we would have achieved had average fuel cost per gallon remained at 2004 levels. In management's view, comparative analysis of period-to-period operating results can be enhanced by excluding the significant volatility in the price of aircraft fuel, which is subject to many economic and political factors that are beyond our control. We believe that the presentation of these non-GAAP financial measures is useful to management and investors because it is more indicative of our ability to manage our costs and also assists in understanding the significant impact that fuel prices have had on our operations. Investors should consider these non-GAAP financial measures in addition to, and not as a substitute for, our financial performance measures prepared in accordance with GAAP.

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
	$	CASM	$	CASM
	(dollars in thousands, CASM in cents)
Operating expenses as reported	$390,982	6.69	$739,542	6.71
Less: Reported aircraft fuel	(111,307)	(1.91)	(197,927)	(1.80)
Add: Aircraft fuel at prior period cost per gallon	71,959	1.24	132,685	1.21
Profit sharing impact	5,902	0.10	9,786	0.09
Fuel neutral operating expenses	$357,536	6.12	$684,086	6.21

Liquidity and Capital Resources

At June 30, 2005, we had cash and cash equivalents of $56.8 million and investment securities of $505.1 million, compared to cash and cash equivalents of $18.7 million and investment securities of $430.4 million at December 31, 2004. Cash flows from operating activities were $147.9 million for the six months ended June 30, 2005 compared to $112.2 million for the six months ended June 30, 2004. The increase in operating cash flows was primarily due to the growth of our business. We rely primarily on operating cash flows to provide working capital.

Investing activities.    During the six months ended June 30, 2005, capital expenditures related to our purchase of flight equipment included expenditures of $268.7 million for eight Airbus A320 aircraft, $91.5 million for flight equipment deposits and $35.9 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $83.3 million. Net cash used in the purchase and sale of available-for-sale securities was $80.0 million.

During the six months ended June 30, 2004, capital expenditures related to our purchase of flight equipment included expenditures of $245.2 million for seven Airbus A320 aircraft, $87.8 million for flight equipment deposits and $8.3 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $31.4 million. Net cash used in the purchase and sale of available-for-sale securities was $22.1 million.

Financing activities.    Financing activities for the six months ended June 30, 2005 consisted of (1) the financing of eight aircraft with $264.7 million in floating rate equipment notes purchased with proceeds from our public offering of Series 2004-2 pass-through certificates, (2) the issuance of $250 million of 3¾% convertible debentures, raising net proceeds of approximately $243 million, and (3) scheduled maturities of $48.1 million of debt. The net proceeds from our convertible debt offering are being used to fund working capital and capital expenditures, including capital expenditures related to the purchase of aircraft and construction of facilities on or near airports.

We currently have shelf registration statements on file with the Securities and Exchange Commission related to the issuance of $1 billion aggregate amount of common stock, preferred stock, debt securities and/or pass-through certificates. The net proceeds of any securities we sell under these registration statements may be used to fund working capital and capital expenditures, including the purchase of aircraft and construction of facilities on or near airports. Through June 30, 2005, we had issued a total of $748 million in securities under these registration statements.

Financing activities for the six months ended June 30, 2004 consisted primarily of (1) the financing of five aircraft with $164.3 million in floating rate equipment notes purchased with proceeds from our public offering of Series 2004-1 pass-through certificates, (2) the financing of two aircraft with $68.0 million of 12-year floating rate equipment notes issued to various European banks, (3) the repayment of three spare engine notes totaling $9.4 million, and (4) scheduled maturities of debt of $33.2 million.

Working Capital.    Our working capital was $83.2 million at June 30, 2005. We expect to meet our obligations as they become due through available cash, investment securities and internally generated funds, supplemented as necessary by debt and/or equity financings and proceeds from sale and leaseback transactions. We expect to continue generating positive working capital through our operations. However, we cannot predict whether current trends and conditions will continue or what the effect on our business might be from the extremely competitive environment we are operating in or from events that are beyond our control, such as continued significant increases in fuel prices, the impact of airline bankruptcies or consolidations, U.S. military actions, or acts of terrorism. We have secured financing for 15 of our 16 remaining aircraft deliveries scheduled for 2005. We believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

Contractual Obligations

Our noncancelable contractual obligations at June 30, 2005 include the following (in millions):

	Payments due in
	Total	2005	2006	2007	2008	2009	Thereafter
Long-term debt (1)	$2,881	$113	$219	$217	$245	$173	$1,914
Operating leases	1,217	64	128	126	117	103	679
Flight equipment obligations	7,080	530	1,110	1,195	1,220	1,260	1,765
Short-term borrowings	20	20	—	—	—	—	—
Facilities and other (2)	1,219	132	77	73	84	102	751
Total	$12,417	$859	$1,534	$1,611	$1,666	$1,638	$5,109

(1)	Includes actual interest and estimated interest for floating-rate debt based on June 30, 2005 rates.

(2)	Amounts represent noncancelable commitments for the purchase of goods and services

There has been no material change in the terms of our debt instruments or financial covenants from the information provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2004 Form 10-K/A. There are no new financial covenants associated with our convertible debt issued in March 2005. At June 30, 2005, we were in compliance with the covenants of all of our debt and lease agreements. We have $25.1 million of restricted cash pledged under standby letters of credit related to certain of our leases which expire at the end of the related lease terms.

As of June 30, 2005, we operated a fleet of 77 Airbus A320 aircraft, of which 52 were owned and 25 were leased under operating leases. The average age of our fleet was 2.5 years at June 30, 2005.

As of June 30, 2005, including the acceleration of the delivery of one Airbus A320 from 2006 to 2005 and our July 2005 amendment to our Embraer E190 purchase agreement firmly ordering one additional E190 aircraft, we had on order 106 Airbus A320 aircraft and 101 Embraer E190 aircraft with options to acquire 50 additional Airbus A320 aircraft and 100 additional Embraer E190 aircraft which are scheduled for delivery through 2016 (on a relatively even basis during each year) as follows:

	Firm			Option		End of Year Cumulative Total Fleet(1)
Year	A320	E190	Total	A320	E190
Remainder of 2005	8	8	16	—	—	93
2006	16	18	34	—	—	127
2007	17	18	35	—	—	162
2008	17	18	35	2	—	199
2009	18	18	36	2	—	237
2010	18	18	36	2	—	275
2011	12	3	15	9	15	314
2012	—	—	—	20	18	352
2013	—	—	—	15	18	385
2014	—	—	—	—	18	403
2015	—	—	—	—	18	421
2016	—	—	—	—	13	434
	106	101	207	50	100

(1)	Assumes all options are exercised.

Committed expenditures for our 207 firm aircraft and 35 spare engines include estimated amounts for contractual price escalations and predelivery deposits. Debt financing has been arranged for all of our remaining 2005 Airbus A320 aircraft deliveries and lease financing has been arranged for 30 of the first 31 of our Embraer E190 aircraft deliveries. Although we believe that debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot assure you that we will be able to secure financing on terms attractive to us, if at all, which may require us to modify our aircraft acquisition plans. Anticipated capital expenditures for facility improvements, spare parts, and ground purchases for the remainder of 2005 are projected to be approximately $75 million in the aggregate.

Boston's Logan International Airport Expansion.    In March 2005, we entered into a lease for Terminal C at Boston's Logan International Airport. We began operating out of this terminal in May 2005, and we plan on utilizing five of the 11 gates by the end of the year and gradually moving into the remaining gates over the next three years. We are committed to lease the entire terminal through 2009, which is reflected in the table above, with renewal options through 2029.

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

We utilize a policy provider to provide credit support on the Class G-1 and Class G-2 certificates of both series of certificates. The policy provider has unconditionally guaranteed the payment of interest on the certificates when due and the payment of principal on the certificates no later than 18 months after the final expected regular distribution date. The policy provider is MBIA Insurance Corporation (a subsidiary of MBIA, Inc.). Financial information for the parent company of the policy provider is available at the SEC's website at http://www.sec.gov or at the SEC's public reference room in Washington, D.C.

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

Other Information

New Service.    We continue to add new destinations, as reflected by our new daily non-stop service from Newark, New Jersey to Fort Lauderdale, Orlando, West Palm Beach, Tampa and Fort Myers, Florida in October 2005 and to San Juan, Puerto Rico in November 2005.

Facilities.    During the second quarter of 2005, we opened a new 100,000 square foot hangar and LTV installation facility in Orlando, Florida, a 107,000 square foot training and support campus at the Orlando International Airport and the JetBlue Technical Operations Campus, which is a 140,000 square foot hangar and support center at JFK.

LiveTV.    In April 2005, LiveTV entered into an agreement with Virgin Blue, an Australian airline, for the sale of certain hardware and installation, programming and maintenance of their live in-seat satellite television system. Virgin Blue has committed to equip 51 of their Boeing 737 aircraft with the LiveTV system and has the option to install the system on additional aircraft.

Improved Customer Product.    During the second quarter of 2005, we completed the modifications on all of our aircraft to increase the number of available LiveTV channels from 24 to 36 and also added movie channel offerings from News Corporation's Fox Entertainment Group. In the fourth quarter of 2005, we plan to begin installation of free XM Satellite Radio to our fleet.

Forward-Looking Information.    This report contains forward-looking statements relating to future events and our future performance including, without limitation, statements regarding financial forecasts or projections, our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes", "plans", or similar language. Our actual results and the timing of certain events could differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date of this report. It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter.

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

Additional information concerning these and other factors is contained in our SEC filings, including but not limited to, our 2004 Form 10-K/A and our Form 10-Q for the quarterly period ended March 31, 2005.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2004 Form 10-K/A, except as follows:

Aircraft Fuel.    As of June 30, 2005, we had hedged approximately 25% of our expected remaining 2005 fuel requirements using crude oil swaps. Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the June 30, 2005 cost per gallon of fuel, including the effects of our fuel hedges. Based on our projected twelve month fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $52 million, compared to an estimated $23 million for 2004 measured as of June 30, 2004. See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information.

Fixed Rate Debt.    On June 30, 2005, our $425.0 million aggregate principal amount of convertible debt had an estimated fair value of $414.2 million, based on quoted market prices.

Item 4.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms. There has been no change in our internal control over financial reporting during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

Beginning September 2003, we became aware that several lawsuits were commenced against us in the 3rd Judicial District Court of Utah, San Diego Superior Court, the U.S. District Court for the Central District of California, the U.S. District Court for the Eastern District of New York and the U.S. District Court for the Southern District of Florida, alleging various causes of action, including fraudulent misrepresentation, breach of contract, violation of privacy rights, as well as violations of consumer protection statutes and federal electronic communications laws. These claims arose out of our providing access to limited customer data to a government contractor in connection with a test project for military base security. The Utah action has been dismissed with prejudice. The San Diego action was dismissed although the plaintiffs have appealed and we have a motion to dismiss pending in the consolidated actions in the U.S. District Court for the Eastern District of New York. In light of this, the litigation remains in its preliminary stage and we are unable to determine the impact it may have upon us.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

For the quarter ended June 30, 2005, 20,215 shares of common stock were surrendered or withheld in connection with the payment of the exercise price or withholding of taxes in respect of the exercise of outstanding stock options.

Item 4.    Submission of Matters to a Vote of Security Holders.

At our annual meeting of stockholders held on May 18, 2005, our stockholders approved the election of each of the persons named below to our Board of Directors for a three-year term by the vote indicated below:

	For	Withheld
Michael Lazarus	81,504,469	1,475,244
David Neeleman	82,545,385	434,328
Frank Sica	82,728,037	251,676

There were no broker non-votes on this matter. Following the meeting, the terms of office of our other directors, David Barger, David Checketts, Kim Clark, Joy Covey, Neal Moszkowski, Joel Peterson and Ann Rhoades continued.

Additionally, at our annual meeting, our stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005 by the vote indicated below:

	For	Against	Abstain
Ernst & Young LLP	82,821,676	94,456	63,581

There were no broker non-votes on this matter.

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

JETBLUE AIRWAYS CORPORATION (Registrant)

Date: July 27, 2005

By: /s/ HOLLY NELSON
Vice President and Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
10.1	Amendment to JetBlue Airways Corporation 401(k) Retirement Plan, dated March 31, 2005.
12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certifications Pursuant to Rule 13a-14(a)/15d-14(a), furnished herewith.
31.2	Certifications Pursuant to Rule 13a-14(a)/15d-14(a), furnished herewith.
32.1	Certification Pursuant to Section 1350, furnished herewith.