Form 10-Q/A
period 2005-03-31
JETBLUE AIRWAYS CORP
filed 2005-10-12
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

As of March 31, 2005, there were 104,470,353 shares of the registrant's common stock, par value $0.01, outstanding.

JetBlue Airways Corporation
FORM 10-Q/A

Amendment No. 1 Overview

JetBlue Airways Corporation is filing this Amendment No. 1 on Form 10-Q/A to our Form 10-Q for the three months ended March 31, 2005 to reflect the restatement of our previously issued financial statements and other information for 1) rent expense related to operating leases for certain airport properties containing provisions with minimum rent escalations, 2) depreciation expense related to leasehold improvements at certain airport locations and other facilities, and 3) the inadvertent recognition of passenger revenue related to unpaid ticket reservations. For further discussion of the restatement, see Note 1 to our condensed consolidated financial statements and Item 4 contained herein.

Except for the aforementioned adjustments, this Form 10-Q/A does not modify or update other disclosures in the original Form 10-Q, including the nature and character of such disclosure to reflect events occurring after April 25, 2005, the filing date of the Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission, or the SEC.

PART 1. FINANCIAL INFORMATION

Item 1.    Financial Statements

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)
(Restated)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$54,957	$18,717
Investment securities	596,652	430,445
Receivables, less allowance	50,474	36,878
Prepaid expenses and other	30,561	27,647
Total current assets	732,644	513,687
PROPERTY AND EQUIPMENT
Flight equipment	2,002,083	1,835,267
Predelivery deposits for flight equipment	262,944	262,925
	2,265,027	2,098,192
Less accumulated depreciation	124,438	108,933
	2,140,589	1,989,259
Other property and equipment	250,160	182,713
Less accumulated depreciation	39,199	34,698
	210,961	148,015
Total property and equipment	2,351,550	2,137,274
OTHER ASSETS
Purchased technology, net	51,736	54,258
Other	97,396	91,451
Total other assets	149,132	145,709
TOTAL ASSETS	$3,233,326	$2,796,670
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$80,320	$70,934
Air traffic liability	219,179	174,062
Accrued salaries, wages and benefits	50,213	56,092
Other accrued liabilities	55,330	37,528
Short-term borrowings	31,960	43,578
Current maturities of long-term debt	118,142	105,295
Total current liabilities	555,144	487,489
LONG-TERM DEBT	1,747,155	1,395,939
DEFERRED TAXES AND OTHER LIABILITIES	161,782	159,119
STOCKHOLDERS' EQUITY
Common stock, 104,470,353 and 104,236,599 shares issued and
outstanding in 2005 and 2004, respectively	1,045	1,042
Additional paid-in capital	582,796	581,056
Retained earnings	171,511	165,079
Unearned compensation	(5,252)	(5,713)
Accumulated other comprehensive income	19,145	12,659
Total stockholders' equity	769,245	754,123
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,233,326	$2,796,670

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)
(Restated)

	Three Months Ended March 31,
	2005	2004
OPERATING REVENUES
Passenger	$356,932	$279,616
Other	16,338	9,387
Total operating revenues	373,270	289,003
OPERATING EXPENSES
Salaries, wages and benefits	98,299	77,584
Aircraft fuel	86,620	49,245
Landing fees and other rents	26,091	21,642
Depreciation and amortization	24,426	16,065
Aircraft rent	17,813	17,255
Sales and marketing	19,457	13,424
Maintenance materials and repairs	13,540	12,497
Other operating expenses	62,254	48,501
Total operating expenses	348,500	256,213
OPERATING INCOME	24,770	32,790
OTHER INCOME (EXPENSE)
Interest expense	(20,658)	(9,821)
Capitalized interest	3,798	1,576
Interest income and other	3,004	1,345
Total other income (expense)	(13,856)	(6,900)
INCOME BEFORE INCOME TAXES	10,914	25,890
Income tax expense	4,482	10,621
NET INCOME	$6,432	$15,269
EARNINGS PER COMMON SHARE:
Basic	$0.06	$0.15
Diluted	$0.06	$0.14

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
(Restated)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,432	$15,269
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	4,482	10,383
Depreciation	21,339	13,924
Amortization	3,410	2,293
Changes in certain operating assets and liabilities	35,387	8,891
Other, net	(57)	2,703
Net cash provided by operating activities	70,993	53,463
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(174,868)	(154,935)
Predelivery deposits for flight equipment	(48,464)	(32,962)
Purchase of held-to-maturity investments	(5,000)	—
Proceeds from maturities of held-to-maturity investments	—	10,000
Increase in available-for-sale securities	(149,425)	(59,910)
Other, net	(3,583)	(518)
Net cash used in investing activities	(381,340)	(238,325)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	605	923
Issuance of long-term debt	381,853	133,297
Short-term borrowings	—	8,722
Repayment of long-term debt	(17,790)	(21,239)
Repayment of short-term borrowings	(11,618)	(5,606)
Other, net	(6,463)	(6,882)
Net cash provided by financing activities	346,587	109,215
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36,240	(75,647)
Cash and cash equivalents at beginning of period	18,717	102,795
Cash and cash equivalents at end of period	$54,957	$27,148

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

Note 1 – Restatement and Summary of Significant Accounting Policies

Restatement

We have restated our financial statements and other financial information contained in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005 and our Annual Report on Form 10-K/A for the year ended December 31, 2004 to reflect adjustments in our accounting for 1) rent expense under operating leases for certain airport properties containing provisions with minimum rent escalations, 2) depreciation expense for leasehold improvements with respect to certain airport locations and other facilities, and 3) the inadvertent recognition of passenger revenue related to unpaid ticket reservations. The accompanying financial statements were restated only to reflect the adjustments described below and do not reflect events occurring after April 25, 2005, the date of the filing of our original Form 10-Q, or modify or update those disclosures that have been affected by subsequent events.

The lease adjustments were originally recorded in the second quarter of 2005 since, at that time, these amounts were not considered to be material to our financial statements in any individual prior period and the cumulative amount was not expected to be material to our expected 2005 financial results. However, when combined with the revenue adjustment discovered in September 2005, the impact of these items, in the aggregate, was determined to be material to our expected 2005 financial results. Our 2004 and 2003 financial statements have also been restated in our Current Report on Form 8-K, filed with the SEC on October 12, 2005, to reflect these adjustments in the proper periods even though these adjustments are not material individually, or in the aggregate, to our business, financial condition or results of operations for any of those prior years.

Rent Expense:    Statement of Financial Accounting Standards No. 13, Accounting for Leases, or SFAS No. 13, provides that rent expense for operating leases containing minimum escalations should be recognized ratably over their respective lease term. Historically, we have accounted for our airport ground and facilities leases on an as-incurred basis. An extensive review of our leases revealed, however, that some of these leases contain minimum rent escalations, which resulted in rent expense not recognized in accordance with generally accepted accounting principles. The adjustments recognized rent expense on a straight-line basis as required. The adjustment resulted in $0.1 million increased rent expense for the three months ended March 31, 2004.

Depreciation Expense for Leasehold Improvements:    Improvements made to leased space should be depreciated over their related lease term or their useful economic life, whichever is shorter. Historically, we had assumed renewal of our leases for airport space and depreciated these improvements over their expected useful economic lives. Based on recent interpretative guidance from the SEC staff, we have restated our financial statements to reflect depreciation of our leasehold improvements over the shorter of their economic lives or their remaining lease terms, including any reasonably assured renewal periods. The adjustment resulted in $0.3 million decreased depreciation expense for the three months ended March 31, 2004 and $0.1 million increased depreciation expense for the three months ended March 31, 2005.

Passenger Revenue:    In September 2005, we discovered that we had inadvertently recognized passenger revenue related to unpaid ticket reservations. The adjustment decreased passenger revenue by $1.0 million in the first quarter of 2005.

The amounts of the adjustments described above are before the impact of profit sharing and income taxes. The following table sets forth the effects of the restatement on certain line items within our previously reported financial statements (in thousands, except per share data):

	Three Months Ended March 31,
	2005		2004
	Restated	Previously Reported	Restated	Previously Reported
Consolidated Statements of Income
Passenger revenues	$356,932	$357,884	$279,616	279,616
Salaries, wages and benefits	98,299	98,456	77,584	77,584
Landing fees and other rents	26,091	26,097	21,642	21,517
Depreciation and amortization	24,426	24,323	16,065	16,316
Operating income	24,770	25,662	32,790	32,664
Income tax expense	4,482	4,839	10,621	10,571
Net income	6,432	6,967	15,269	15,193
Earnings per common share
Basic	0.06	0.07	0.15	0.15
Diluted	0.06	0.06	0.14	0.14

	March 31, 2005
	Restated	Previously Reported
Consolidated Balance Sheets
Receivables	$50,474	$52,819
Accumulated depreciation – other property and equipment	39,199	38,515
Accrued salaries, wages and benefits	50,213	50,370
Other accrued liabilities	55,330	53,845
Deferred taxes and other liabilities	161,782	163,527
Retained earnings	171,511	174,123

The restatement also resulted in changes to the condensed consolidated statements of cash flows in addition to Notes 1, 3 and 4.

Summary of Significant Accounting Policies

Basis of Presentation:    Our condensed consolidated financial statements include the accounts of JetBlue Airways Corporation and our subsidiaries, collectively "we", "us" or the "Company", with all intercompany transactions and balances having been eliminated. Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These condensed consolidated financial statements and related notes should be read in conjunction with our 2004 audited financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2004 (our "2004 Form 10-K/A") and our Current Report on Form 8-K, filed on October 12, 2005.

These condensed consolidated financial statements are unaudited and have been prepared by us following the rules and regulations of the SEC, and, in our opinion, reflect all adjustments including normal recurring items which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations; however, we believe that the disclosures are adequate to make the information presented not misleading. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year.

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

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$6,432	$15,269
Add: Stock-based employee compensation expense included in reported net income, net of tax	246	258
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax
Crewmember stock purchase plan	(1,985)	(798)
Employee stock options	(3,548)	(2,701)
Pro forma net income	$1,145	$12,028
Earnings per common share:
Basic – as reported	$0.06	$0.15
Basic – pro forma	$0.01	$0.12
Diluted – as reported	$0.06	$0.14
Diluted – pro forma	$0.01	$0.11

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

Note 3 – Comprehensive Income

Comprehensive income includes changes in the fair value and reclassifications into earnings of amounts previously deferred related to our crude oil financial derivative instruments, which qualify for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Comprehensive income consisted of the following (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income	$6,432	$15,269
Change in fair value of derivative contracts	17,460	7,798
Reclassifications into earnings	(5,503)	(2,821)
Tax effect of change in fair value and reclassifications into earnings	(5,471)	(1,915)
Comprehensive income	$12,918	$18,331

Note 4 – Earnings Per Share

The following table shows how we computed basic and diluted earnings per common share (in thousands, except share data):

	Three Months Ended March 31,
	2005	2004
Numerator:
Net income	$6,432	$15,269
Denominator:
Weighted-average shares outstanding for basic earnings per share	104,324,816	102,250,674
Effect of dilutive securities:
Employee stock options	5,672,863	7,955,748
Unvested common stock	30,621	20,177
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	110,028,300	110,226,599

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

Three Months Ended March 31, 2005 and 2004

Our net income for the three months ended March 31, 2005 decreased to $6.4 million from $15.3 million for the three months ended March 31, 2004 and represented our 17th consecutive quarterly profit. Diluted earnings per share was $0.06 for the first quarter of 2005 compared with $0.14 for the same period in 2004. Our operating margin for the three months ended March 31, 2005 was 6.6%, down 4.7 points from 2004 and operating income was $24.8 million in 2005, down $8.0 million from the same period in 2004.

Operating Revenues.    Operating revenues increased 29.2%, or $84.3 million, primarily due to an increase in passenger revenues. Increased passengers resulting from a 23.0% increase in departures, or $88.1 million, partially offset by a 2.9% decrease in yield, or $10.8 million, drove the increase in passenger revenues of $77.4 million for the three months ended March 31, 2005. We experienced higher seasonal traffic in the first quarter of 2005 than we did in the first quarter of 2004 due to Easter falling in the first quarter of 2005 versus the second quarter of 2004. Other revenue increased 74.1%, or $6.9 million, primarily due to increases in LiveTV third party revenues of $2.5 million and increased change fees of $1.8 million resulting from more passengers.

Operating Expenses.    Operating expenses increased 36.0%, or $92.3 million, due to an average of 15.6 additional aircraft in service in 2005 and a 42.6% increase in fuel cost per gallon. Operating capacity increased 22.5% to 5.17 billion available seat miles. Average stage length remained flat. Operating expenses per available seat mile increased 11.0% to 6.74 cents for the three months ended March 31, 2005. Had fuel prices remained at the 2004 levels, our cost per available seat mile, or CASM, would have only increased by 4.1% to 6.32 cents. In detail, operating costs per available seat mile were (percent changes are based on unrounded numbers):

	Three Months Ended March 31,		Percent Change
	2005	2004
	(in cents)
Operating expenses:
Salaries, wages and benefits	1.90	1.84	3.4%
Aircraft fuel	1.68	1.17	43.6%
Landing fees and other rents	.50	.51	(1.6)%
Depreciation and amortization	.47	.38	24.1%
Aircraft rent	.35	.41	(15.7)%
Sales and marketing	.38	.32	18.3%
Maintenance materials and repairs	.26	.29	(11.6)%
Other operating expenses	1.20	1.15	4.8%
Total operating expenses	6.74	6.07	11.0%

Salaries, wages and benefits increased 26.7%, or $20.7 million, due to an increase in average full-time equivalent employees of 27.9% in 2005 compared to 2004. Cost per available seat mile increased 3.4% primarily as a result of increased wage rates.

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

Landing fees and other rents increased 20.6%, or $4.4 million, due to a 23.0% increase in departures over 2004. Cost per available seat mile decreased 1.6% due to higher capacity.

Depreciation and amortization increased 52.1%, or $8.4 million, due to having 15.4 more average owned aircraft during the three months ended March 31, 2005 compared to the same period in 2004. Cost per available seat mile increased 24.1% primarily due to a higher percentage of our aircraft fleet being owned.

Aircraft rent increased 3.2%, or $0.6 million. Cost per available seat mile decreased 15.7% due a smaller percentage of our fleet being leased and higher capacity.

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

The following table sets forth our operating statistics for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,		Percent Change
	2005	2004
Revenue passengers	3,400,086	2,650,073	28.3
Revenue passenger miles (000)	4,434,528	3,372,295	31.5
Available seat miles (ASMs) (000)	5,168,653	4,218,520	22.5
Load factor	85.8%	79.9%	5.9	pts.
Breakeven load factor (1)	83.0%	73.0%	10.0	pts.
Aircraft utilization (hours per day)	13.2	13.3	(0.2)
Average fare	$104.98	$105.51	(0.5)
Yield per passenger mile (cents)	8.05	8.29	(2.9)
Passenger revenue per ASM (cents)	6.91	6.63	4.2
Operating revenue per ASM (cents)	7.22	6.85	5.4
Operating expense per ASM (cents)	6.74	6.07	11.0
Airline operating expense per ASM (cents) (1)	6.68	6.03	10.9
Departures	25,637	20,845	23.0
Average stage length (miles)	1,292	1,297	(0.4)
Average number of operating aircraft during period	70.9	55.3	28.1
Average fuel cost per gallon	$1.31	$0.92	42.6
Fuel gallons consumed (000)	66,281	53,725	23.4
Percent of sales through jetblue.com during period	76.4%	76.9%	(0.5	)pts.
Full-time equivalent employees at period end (1)	6,797	5,292	28.4

(1)	Excludes results of operations and employees for LiveTV, LLC which are unrelated to our airline operations.

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

	$	CASM
	(in thousands)	(in cents)
Operating expenses as reported	$348,500	6.74
Less: Reported aircraft fuel	(86,620)	(1.68)
Add: Aircraft fuel at prior period cost per gallon	60,754	1.18
Profit sharing impact	3,880	0.08
Fuel neutral operating expenses	$326,514	6.32

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

Working Capital.    Our working capital was $177.5 million at March 31, 2005. We expect to meet our obligations as they become due through available cash, investment securities and internally generated funds, supplemented as necessary by debt and/or equity financings and proceeds from sale and leaseback transactions. We expect to continue generating positive working capital through our operations. However, we cannot predict whether current trends and conditions will continue or what the effect on our business might be from the extremely competitive environment we are operating in or from events that are beyond our control, such as increased fuel prices, the impact of airline bankruptcies or consolidations, U.S. military actions, or acts of terrorism. We have secured financing for all of our remaining aircraft deliveries scheduled for 2005. We believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

Contractual Obligations

Our noncancelable contractual obligations at March 31, 2005 include the following (in millions):

	Payments due in
	Total	2005	2006	2007	2008	2009	Thereafter
Long-term debt (1)	$2,729	$159	$199	$195	$216	$159	$1,801
Operating leases	1,141	95	126	123	116	101	580
Flight equipment obligations	7,165	640	1,125	1,185	1,220	1,250	1,745
Short-term borrowings	32	32	—	—	—	—	—
Facilities and other (2)	247	117	29	29	30	27	15
Total	$11,314	$1,043	$1,479	$1,532	$1,582	$1,537	$4,141

(1)	Includes actual interest and estimated interest for floating-rate debt based on March 31, 2005 rates.

(2)	Amounts represent noncancelable commitments for the purchase of goods and services.

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

Item 4.    Controls and Procedures.

Restatement

We have identified adjustments that were required to be recorded in prior periods relating to the way we had accounted for 1) rent expense under operating leases for certain airport properties with minimum rent escalations, 2) depreciation expense for leasehold improvements with respect to certain airport locations and other facilities, and 3) the inadvertent recognition of passenger revenue related to unpaid ticket reservations. The lease adjustments were originally recorded in the second quarter of 2005 since, at that time, these amounts were not considered to be material to our financial statements in any individual prior period and the cumulative amount was not expected to be material to our 2005 financial results. However, when combined with the revenue adjustment discovered in September 2005, the impact of these items, in the aggregate, was determined to be material to our expected 2005 financial results. Descriptions of these adjustments follow:

Rent Expense.    Statement of Financial Accounting Standards No. 13, Accounting for Leases, or SFAS No. 13, provides that rent expense for operating leases containing minimum escalations should be recognized ratably over their respective lease term. Historically, we have accounted for our airport ground and facilities leases on an as-incurred basis. An extensive review of our leases revealed, however, that some of these leases contain minimum rent escalations, which resulted in rent expense not being recognized in accordance with generally accepted accounting principles. The adjustment recognized rent expense on a straight-line basis as required. The adjustment resulted in increased rent expense of $0.4 million and $1.1 million in 2004 and 2003, respectively, with no impact during the three months ended March 31, 2005.

Depreciation Expense for Leasehold Improvements.    Improvements made to leased space should be depreciated over their related lease term or their useful economic life, whichever is shorter. Historically, we had assumed renewal of our leases for airport space and depreciated these improvements over their expected useful economic lives. Based on recent interpretative guidance from the SEC staff, we have restated our financial statements to reflect depreciation of our leasehold improvements over the shorter of their economic lives or their remaining lease terms, including any reasonably assured renewal periods. The adjustment resulted in increased depreciation expense of $0.2 million and $0.3 million in 2004 and 2003, respectively. The adjustment also increased depreciation expense by $0.1 million for the three months ended March 31, 2005.

Passenger Revenue.    In September 2005, during the performance of our monthly reconciliation control over air traffic liability, we discovered that we had inadvertently recognized passenger revenue related to unpaid ticket reservations. The adjustment decreased passenger revenue by $1.4 million in 2004 and $1.0 million for the three months ended March 31, 2005.

After management's initial review of the potential adjustment to passenger revenue on October 3, 2005 and taking into account our previously determined adjustments related to lease agreements,

which were recorded in the second quarter of 2005, management recommended to our Audit Committee that, upon completion of our analysis of the financial impact of the unpaid ticket reservations error described above, our previously filed 2005 financial statements should be restated to reflect the correction of each of these items as the impact of these items, in the aggregate, was determined to be material to our expected 2005 financial results. The Audit Committee agreed with this recommendation. On October 10, 2005, upon completion of our analysis, the Audit Committee approved our restated financial statements which are included herein.

Evaluation of Disclosure Controls and Procedures

In connection with the restatement, we reevaluated our disclosure controls and procedures. We concluded that our failure to correctly apply SFAS No. 13, and its related interpretations, with respect to the recognition of rent expense related to operating leases with minimum rent escalation clauses and depreciation expense for leasehold improvements combined with the error in the recognition of passenger revenue did, in the aggregate, constitute a material weakness in our internal control over financial reporting. Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2005.

Remediation of Material Weakness in Internal Control

We have performed an extensive review of our leases and our leasehold improvements in an effort to ensure that this Amendment No. 1 reflects all necessary adjustments to our unaudited financial statements for the three months ended March 31, 2005. We have also designed new internal control procedures to remediate the controls over unpaid ticket reservations and to ensure that new leases and changes to existing leases, as well as future leasehold improvements, will be accounted for in accordance with generally accepted accounting principles, including the following:

•	We have designed a checklist to facilitate the identification of terms in all new lease agreements and amendments to existing lease agreements that require additional analysis or accounting;

•	We have added an additional review of the depreciable lives for leasehold improvements, to ensure that the assigned lives are consistent with generally accepted accounting principles, and;

•	We have added a control to our monthly account reconciliation process to review the age of receivables to ensure timely follow-up has been performed on unpaid ticket reservations. We have also reemphasized with our employees who are responsible for resolving unpaid reservations about the importance of performing these duties on a timely basis.

We believe we have taken the steps necessary to remediate these significant deficiencies, which when aggregated, were determined to have resulted in a material weakness in our internal controls; however, we cannot confirm the effectiveness of our enhanced internal controls until we and our independent auditors have conducted sufficient testing. Accordingly, we will continue to monitor vigorously the effectiveness of these processes, procedures and controls, and will make any further changes as management determines appropriate.

Changes in Internal Controls

Other than as expressly noted above in this Item 4, there were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), identified in connection with the evaluation of our controls performed during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.    Other Information.

Public Offering of Convertible Debentures

On March 16, 2005, we completed a public offering of $250 million aggregate principal amount of 3¾% convertible debentures due 2035, sold under the Securities Act of 1933. Net proceeds from this offering were approximately $243 million, after deducting underwriters' discounts and other expenses incurred in connection with the offering. The debentures bear interest at 3¾% payable semi-annually on March 15 and September 15. The first interest payment on the debentures is due September 15, 2005. The debentures are our senior unsecured debt and rank equal in right of payment with all of our other existing and future senior unsecured debt, including $175 million principal amount of our 3½% convertible notes due 2033. The debentures rank junior in right of payment to our secured debt to the extent of the value of the assets securing such debt. In addition, the debentures rank junior in right of payment to the existing and future liabilities of our subsidiaries. The net proceeds of the offering are being used to fund working capital and capital expenditures, including capital expenditures related to the purchase of aircraft and construction of facilities on or near airports.

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

JETBLUE AIRWAYS CORPORATION (Registrant)
Date: October 12, 2005	By:	/s/ HOLLY NELSON
Vice President and Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certifications Pursuant to Rule 13a-14(a)/15d-14(a), furnished herewith.
31.2	Certifications Pursuant to Rule 13a-14(a)/15d-14(a), furnished herewith.
32.1	Certification Pursuant to Section 1350, furnished herewith.