Form 10-Q/A
period 2005-06-30
JETBLUE AIRWAYS CORP
filed 2005-10-12
CIK 1158463

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

JetBlue Airways Corporation
FORM 10-Q/A

Amendment No. 1 Overview

JetBlue Airways Corporation is filing this Amendment No. 1 on Form 10-Q/A to our Form 10-Q for the three months ended June 30, 2005 to reflect the restatement of our previously issued financial statements and other information for 1) rent expense related to operating leases for certain airport properties containing provisions with minimum rent escalations, 2) depreciation expense related to leasehold improvements at certain airport locations and other facilities, and 3) the inadvertent recognition of passenger revenue related to unpaid ticket reservations. For further discussion of the restatement, see Note 1 to our condensed consolidated financial statements and Item 4 contained herein.

Except for the aforementioned adjustments, this Form 10-Q/A does not modify or update other disclosures in the original Form 10-Q, including the nature and character of such disclosure to reflect events occurring after July 27, 2005, the filing date of the Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission, or the SEC.

PART 1. FINANCIAL INFORMATION

Item 1.    Financial Statements

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)
(Restated)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$56,811	$18,717
Investment securities	505,086	430,445
Receivables, less allowance	47,223	36,878
Prepaid expenses and other	38,493	27,647
Total current assets	647,613	513,687
PROPERTY AND EQUIPMENT
Flight equipment	2,184,809	1,835,267
Predelivery deposits for flight equipment	278,504	262,925
	2,463,313	2,098,192
Less accumulated depreciation	141,126	108,933
	2,322,187	1,989,259
Other property and equipment	300,484	182,713
Less accumulated depreciation	44,211	34,698
	256,273	148,015
Total property and equipment	2,578,460	2,137,274
OTHER ASSETS
Purchased technology, net	49,085	54,258
Other	102,672	91,451
Total other assets	151,757	145,709
TOTAL ASSETS	$3,377,830	$2,796,670
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$79,179	$70,934
Air traffic liability	234,596	174,062
Accrued salaries, wages and benefits	57,275	56,092
Other accrued liabilities	52,853	37,528
Short-term borrowings	20,341	43,578
Current maturities of long-term debt	123,573	105,295
Total current liabilities	567,817	487,489
LONG-TERM DEBT	1,844,173	1,395,939
DEFERRED TAXES AND OTHER LIABILITIES	178,545	159,119
STOCKHOLDERS' EQUITY
Common stock, 105,255,847 and 104,236,599 shares issued and outstanding in 2005 and 2004, respectively	1,053	1,042
Additional paid-in capital	593,669	581,056
Retained earnings	184,559	165,079
Unearned compensation	(4,803)	(5,713)
Accumulated other comprehensive income	12,817	12,659
Total stockholders' equity	787,295	754,123
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,377,830	$2,796,670

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)
(Restated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
OPERATING REVENUES
Passenger	$411,192	$309,175	$768,124	$588,791
Other	17,913	10,543	34,251	19,930
Total operating revenues	429,105	319,718	802,375	608,721
OPERATING EXPENSES
Salaries, wages and benefits	105,683	83,902	203,982	161,486
Aircraft fuel	111,307	57,430	197,927	106,675
Landing fees and other rents	26,831	21,982	52,922	43,624
Depreciation and amortization	26,569	17,556	50,995	33,621
Aircraft rent	18,076	17,740	35,889	34,995
Sales and marketing	20,291	18,342	39,748	31,766
Maintenance materials and repairs	13,579	8,391	27,119	20,888
Other operating expenses	66,258	49,516	128,512	98,017
Total operating expenses	388,594	274,859	737,094	531,072
OPERATING INCOME	40,511	44,859	65,281	77,649
OTHER INCOME (EXPENSE)
Interest expense	(25,367)	(12,519)	(46,025)	(22,340)
Capitalized interest	3,871	1,810	7,669	3,386
Interest income and other	5,094	2,135	8,098	3,480
Total other income (expense)	(16,402)	(8,574)	(30,258)	(15,474)
INCOME BEFORE INCOME TAXES	24,109	36,285	35,023	62,175
Income tax expense	11,061	14,964	15,543	25,585
NET INCOME	$13,048	$21,321	$19,480	$36,590
EARNINGS PER COMMON SHARE:
Basic	$0.12	$0.21	$0.19	$0.36
Diluted	$0.12	$0.19	$0.18	$0.33

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
(Restated)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,480	$36,590
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	15,290	24,962
Depreciation	44,766	29,275
Amortization	6,975	4,702
Changes in certain operating assets and liabilities	62,543	14,934
Other, net	(1,190)	1,777
Net cash provided by operating activities	147,864	112,240
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(387,909)	(284,893)
Predelivery deposits for flight equipment	(91,533)	(87,791)
Purchase of held-to-maturity investments	(5,000)	(13,727)
Proceeds from maturities of held-to-maturity investments	13,000	20,500
Increase in available-for-sale securities	(80,000)	(22,085)
Other, net	(4,660)	(4,680)
Net cash used in investing activities	(556,102)	(392,676)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	10,072	10,347
Issuance of long-term debt	514,653	232,315
Short-term borrowings	—	23,238
Repayment of long-term debt	(48,143)	(42,573)
Repayment of short-term borrowings	(23,237)	(13,031)
Other, net	(7,013)	(9,026)
Net cash provided by financing activities	446,332	201,270
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,094	(79,166)
Cash and cash equivalents at beginning of period	18,717	102,795
Cash and cash equivalents at end of period	$56,811	$23,629

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

Note 1 – Restatement and Summary of Significant Accounting Policies

Restatement

We have restated our financial statements and other financial information contained in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005 and our Annual Report on Form 10-K/A for the year ended December 31, 2004 to reflect adjustments in our accounting for 1) rent expense under operating leases for certain airport properties containing provisions with minimum rent escalations, 2) depreciation expense for leasehold improvements with respect to certain airport locations and other facilities, and 3) the inadvertent recognition of passenger revenue related to unpaid ticket reservations. The accompanying financial statements were restated only to reflect the adjustments described below and do not reflect events occurring after July 27, 2005, the date of the filing of our original Form 10-Q, or modify or update those disclosures that have been affected by subsequent events.

The lease adjustments were originally recorded in the second quarter of 2005 since, at that time, these amounts were not considered to be material to our financial statements in any individual prior period and the cumulative amount was not expected to be material to our expected 2005 financial results. However, when combined with the revenue adjustment discovered in September 2005, the impact of these items, in the aggregate, was determined to be material to our expected 2005 financial results. Our 2004 and 2003 financial statements have also been restated in our Current Report on Form 8-K, filed with the SEC on October 12, 2005, to reflect these adjustments in the proper periods even though these adjustments are not material individually or in the aggregate, to our business, financial condition or results of operations for any of those prior years.

Rent Expense:    Statement of Financial Accounting Standards No. 13, Accounting for Leases, or SFAS No. 13, provides that rent expense for operating leases containing minimum escalations should be recognized ratably over their respective lease term. Historically, we have accounted for our airport ground and facilities leases on an as-incurred basis. An extensive review of our leases revealed, however, that some of these leases contain minimum rent escalations, which resulted in rent expense not recognized in accordance with generally accepted accounting principles. The adjustments recognized rent expense on a straight-line basis as required. The adjustment resulted in $0.1 million and $0.2 million increased rent expense for the three and six months ended June 30, 2004, respectively, and $1.5 million decreased rent expense for the three and six months ended June 30, 2005.

Depreciation Expense for Leasehold Improvements:    Improvements made to leased space should be depreciated over their related lease term or their useful economic life, whichever is shorter. Historically, we had assumed renewal of our leases for airport space and depreciated these improvements over their expected useful economic lives. Based on recent interpretative guidance from the SEC staff, we have restated our financial statements to reflect depreciation of our leasehold improvements over the shorter of their economic lives or their remaining lease terms, including any reasonably assured renewal periods. The adjustment resulted in increased depreciation expense of $0.1 million for the three months ended June 30, 2004 and a decrease of $1.2 million for the same period in 2005. Depreciation expense was decreased by $0.1 million and $1.1 million for the six months ended June 30, 2004 and 2005, respectively.

Passenger Revenue:    In September 2005, we discovered that we had inadvertently recognized passenger revenue related to unpaid ticket reservations. The adjustment decreased passenger revenue by $0.9 million and $1.9 million for the three and six months ended June 30, 2005, respectively.

The amounts of the adjustments described above are before the impact of profit sharing and income taxes. The following table sets forth the effects of the restatement on certain line items within our previously reported financial statements (in thousands, except per share data):

	Three Months Ended June 30,
	2005		2004
	Restated	Previously Reported	Restated	Previously Reported
Consolidated Statements of Income
Passenger revenues	$411,192	$412,139	$309,175	$309,175
Salaries, wages and benefits	105,683	105,429	83,902	83,902
Landing fees and other rents	26,831	28,316	21,982	21,868
Depreciation and amortization	26,569	27,726	17,556	17,441
Operating income	40,511	39,070	44,859	45,088
Income tax expense	11,061	10,485	14,964	15,056
Net income	13,048	12,183	21,321	21,458
Earnings per common share
Basic	0.12	0.12	0.21	0.21
Diluted	0.12	0.11	0.19	0.19

	Six Months Ended June 30,
	2005		2004
	Restated	Previously Reported	Restated	Previously Reported
Consolidated Statements of Income
Passenger revenues	$768,124	$770,023	$588,791	$588,791
Salaries, wages and benefits	203,982	203,885	161,486	161,486
Landing fees and other rents	52,922	54,413	43,624	43,385
Depreciation and amortization	50,995	52,049	33,621	33,757
Operating income	65,281	64,732	77,649	77,752
Income tax expense	15,543	15,324	25,585	25,627
Net income	19,480	19,150	36,590	36,651
Earnings per common share
Basic	0.19	0.18	0.36	0.36
Diluted	0.18	0.17	0.33	0.33

	June 30, 2005
	Restated	Previously Reported
Consolidated Balance Sheets
Receivables	$47,223	$50,515
Accumulated depreciation — other property and equipment	44,211	44,684
Accrued salaries, wages and benefits	57,275	57,178
Deferred taxes and other liabilities	178,545	179,714
Retained earnings	184,559	186,306

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$13,048	$21,321	$19,480	$36,590
Add: Stock-based employee compensation expense included in reported net income, net of tax	219	235	465	493
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax
Crewmember stock purchase plan	(2,013)	(2,178)	(3,998)	(2,976)
Employee stock options	(2,785)	(3,020)	(6,333)	(5,721)
Pro forma net income	$8,469	$16,358	$9,614	$28,386
Earnings per common share:
Basic – as reported	$0.12	$0.21	$0.19	$0.36
Basic – pro forma	$0.08	$0.16	$0.09	$0.28
Diluted – as reported	$0.12	$0.19	$0.18	$0.33
Diluted – pro forma	$0.08	$0.15	$0.09	$0.26

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

Note 3 – Comprehensive Income

Comprehensive income includes changes in the fair value and reclassifications into earnings of amounts previously deferred related to our crude oil financial derivative instruments, which qualify for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Comprehensive income was $6.7 million and $25.2 million for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, comprehensive income was $19.6 million and $43.5 million, respectively.

Note 4 – Earnings Per Share

The following table shows how we computed basic and diluted earnings per common share (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income applicable to common stockholders for basic earnings per share	$13,048	$21,321	$19,480	$36,590
Effect of dilutive securities:
Interest on convertible debt, net of profit sharing and income taxes	1,104	763	—	—
Net income applicable to common stockholders after assumed conversion for diluted earnings per share	$14,152	$22,084	$19,480	$36,590
Denominator:
Weighted-average shares outstanding for basic earnings per share	104,934,868	102,995,633	104,631,527	102,623,153
Effect of dilutive securities:
Employee stock options	5,887,263	8,426,726	5,780,655	8,191,237
Convertible debt	9,746,600	4,117,647	—	—
Unvested common stock	31,951	34,468	31,290	27,322
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	120,600,682	115,574,474	110,443,472	110,841,712

For the three and six months ended June 30, 2005, 4.1 million shares and 9.8 million shares, respectively, issuable upon conversion of our convertible debt were excluded from the diluted earnings per share computation. For the six months ended June 30, 2004, 4.1 million shares were excluded. These shares were excluded from the diluted earnings per share calculation since their assumed conversion would be anti-dilutive and result in an increase in diluted earnings per share.

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

Three Months Ended June 30, 2005 and 2004

Our net income for the three months ended June 30, 2005 decreased to $13.0 million from $21.3 million for the three months ended June 30, 2004 and represented our 18th consecutive quarterly profit. Diluted earnings per share was $0.12 for the second quarter of 2005 compared with $0.19 for the same period in 2004. Our operating margin for the three months ended June 30, 2005 was 9.4%, down 4.6 points from 2004, and operating income was $40.5 million in 2005, down $4.3 million from the same period in 2004.

Operating Revenues.    Operating revenues increased 34.2%, or $109.4 million, primarily due to an increase in passenger revenues. Increased passengers resulting from a 23.6% increase in departures, or $93.3 million, in addition to a 2.1% increase in yield, or $8.7 million, drove the increase in passenger revenues of $102.0 million for the three months ended June 30, 2005. We experienced lower seasonal traffic in the second quarter of 2005 than we did in the second quarter of 2004 due to Easter falling in the first quarter of 2005 versus the second quarter of 2004. Before year end, we plan to launch JetBlue Getaways, which will allow our customers to purchase travel packages including airfare, hotel and car rental.

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

Operating Expenses.    Operating expenses increased 41.4%, or $113.7 million, due to an average of 15.7 additional aircraft in service in 2005 and a 54.7% increase in fuel cost per gallon. Operating capacity increased 25.5% to 5.85 billion available seat miles. Average stage length remained relatively flat. Operating expenses per available seat mile increased 12.6% to 6.65 cents for the three months ended June 30, 2005. Had fuel prices remained at the 2004 levels, our cost per available seat mile, or CASM, would have increased by 3.0% to 6.08 cents. In detail, operating costs per available seat mile were (percent changes are based on unrounded numbers):

	Three Months Ended June 30,		Percent Change
	2005	2004
	(in cents)
Operating expenses:
Salaries, wages and benefits	1.81	1.80	0.3%
Aircraft fuel	1.91	1.23	54.4%
Landing fees and other rents	.46	.47	(2.8)%
Depreciation and amortization	.45	.38	20.5%
Aircraft rent	.31	.38	(18.8)%
Sales and marketing	.35	.40	(11.9)%
Maintenance materials and repairs	.23	.18	28.9%
Other operating expenses	1.13	1.06	6.6%
Total operating expenses	6.65	5.90	12.6%

Salaries, wages and benefits increased 25.7%, or $21.7 million, due to an increase in average full-time equivalent employees of 25.7% in 2005 compared to 2004. Cost per available seat mile was unchanged.

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

Landing fees and other rents increased 22.1%, or $4.8 million, due to a 23.6% increase in departures over 2004. Cost per available seat mile decreased 2.8% due to an increase in departures and a relatively flat average stage length.

Depreciation and amortization increased 51.3%, or $9.0 million, due primarily to having 15.7 more average owned aircraft during the three months ended June 30, 2005 compared to the same period in 2004. Cost per available seat mile increased 20.5% primarily due to a higher percentage of our aircraft fleet being owned. Depreciation and amortization on an absolute and cost per available seat mile basis is expected to increase as a result of placing into service our new hangars in Orlando and at New York's John F. Kennedy International Airport, or JFK, and our training center including five simulators during the quarter which will be partially offset by reduced rent expense.

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

Six Months Ended June 30, 2005 and 2004

Our net income for the six months ended June 30, 2005 decreased to $19.5 million from $36.6 million for the six months ended June 30, 2004. Diluted earnings per share was $0.18 for the six months ended June 30, 2005 compared with $0.33 for the same period in 2004. Our operating margin for the six months ended June 30, 2005 was 8.1% compared to 12.8% in 2004 and operating income was $65.3 million in 2005 compared to $77.6 million for the same period in 2004.

Operating Revenues.    Operating revenues increased 31.8%, or $193.7 million, primarily due to an increase in passenger revenues. Increased passengers resulting from a 23.3% increase in departures drove the increase in passenger revenues of $179.3 million for the six months ended June 30, 2005. Other revenues increased 71.9%, or $14.4 million, primarily due to increases in LiveTV third party revenues of $5.9 million, increased change fees of $3.1 million resulting from more passengers and $2.0 million in TrueBlue point sales.

Operating Expenses.    Operating expenses increased 38.8%, or $206.0 million, due to an average of 15.6 additional aircraft in service in 2005 and a 49.5% increase in fuel cost per gallon. Operating capacity increased 24.1% to 11.01 billion available seat miles. Average stage length remained flat. Operating expenses per available seat mile increased 11.8% to 6.69 cents for the six months ended June 30, 2005. Had fuel prices remained at the 2004 levels, our CASM would have increased by 3.4% to 6.19 cents. In detail, operating costs per available seat mile were (percent changes are based on unrounded numbers):

	Six Months Ended June 30,		Percent Change
	2005	2004
	(in cents)
Operating expenses:
Salaries, wages and benefits	1.85	1.82	1.8%
Aircraft fuel	1.80	1.20	49.5%
Landing fees and other rents	.48	.49	(2.3)%
Depreciation and amortization	.46	.38	22.2%
Aircraft rent	.33	.39	(17.4)%
Sales and marketing	.36	.36	0.8%
Maintenance materials and repairs	.24	.24	4.6%
Other operating expenses	1.17	1.10	5.6%
Total operating expenses	6.69	5.98	11.8%

Salaries, wages and benefits increased 26.3%, or $42.4 million, due to an increase in average full-time equivalent employees of 26.8% in 2005 compared to 2004. Cost per available seat mile increased 1.8% principally as a result of increased wages.

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

Landing fees and other rents increased 21.3%, or $9.3 million, due to a 23.3% increase in departures over 2004. Cost per available seat mile decreased 2.3%.

Depreciation and amortization increased 51.7%, or $17.4 million, due to having 15.6 more average owned aircraft during the six months ended June 30, 2005 compared to the same period in 2004. Cost per available seat mile increased 22.2% primarily due to a higher percentage of our aircraft fleet being owned.

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

The following table sets forth our operating statistics for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Percent Change		Six Months Ended June 30,		Percent Change
	2005	2004			2005	2004
Revenue passengers	3,695,906	2,920,697	26.5		7,095,992	5,570,770	27.4
Revenue passenger miles (000)	5,124,689	3,935,385	30.2		9,559,217	7,307,680	30.8
Available seat miles (ASMs) (000)	5,846,200	4,656,795	25.5		11,014,853	8,875,315	24.1
Load factor	87.7%	84.5%	3.2	pts	86.8%	82.3%	4.5	pts
Breakeven load factor (1)	82.0%	74.4%	7.6	pts	82.5%	73.6%	8.9	pts
Aircraft utilization (hours per day)	13.7	13.7	0.6		13.5	13.5	0.3
Average fare	$111.26	$105.86	5.1		$108.25	$105.69	2.4
Yield per passenger mile (cents)	8.02	7.86	2.1		8.04	8.06	(0.3)
Passenger revenue per ASM (cents)	7.03	6.64	5.9		6.97	6.63	5.1
Operating revenue per ASM (cents)	7.34	6.87	6.9		7.28	6.86	6.2
Operating expense per ASM (cents)	6.65	5.90	12.6		6.69	5.98	11.8
Airline operating expense per ASM (cents)(1)	6.58	5.84	12.5		6.63	5.93	11.7
Departures	27,382	22,145	23.6		53,019	42,990	23.3
Average stage length (miles)	1,369	1,348	1.5		1,332	1,323	0.6
Average number of operating aircraft during period	74.3	58.6	26.7		72.6	57.0	27.3
Average fuel cost per gallon	$1.50	$0.97	54.7		$1.41	$0.94	49.2
Fuel gallons consumed (000)	74,390	59,370	25.3		140,671	113,095	24.4
Percent of sales through jetBlue.com during period	77.4%	75.2%	2.2	pts	76.9%	76.1%	0.8	pts
Full-time equivalent employees at period end (1)					7,284	5,781	26.0

(1)	Excludes results of operations and employees for LiveTV, LLC which are unrelated to our airline operations.

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

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
	$	CASM	$	CASM
	(dollars in thousands, CASM in cents)
Operating expenses as reported	$388,594	6.65	$737,094	6.69
Less: Reported aircraft fuel	(111,307)	(1.91)	(197,927)	(1.80)
Add: Aircraft fuel at prior period cost per gallon	71,959	1.24	132,685	1.21
Profit sharing impact	5,902	0.10	9,786	0.09
Fuel neutral operating expenses	$355,148	6.08	$681,638	6.19

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

Working Capital.    Our working capital was $79.8 million at June 30, 2005. We expect to meet our obligations as they become due through available cash, investment securities and internally generated funds, supplemented as necessary by debt and/or equity financings and proceeds from sale and leaseback transactions. We expect to continue generating positive working capital through our operations. However, we cannot predict whether current trends and conditions will continue or what the effect on our business might be from the extremely competitive environment we are operating in or from events that are beyond our control, such as continued significant increases in fuel prices, the impact of airline bankruptcies or consolidations, U.S. military actions, or acts of terrorism. We have secured financing for 15 of our 16 remaining aircraft deliveries scheduled for 2005. We believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

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

Additional information concerning these and other factors is contained in our SEC filings, including but not limited to, our 2004 Form 10-K/A and our Form 10-Q/A for the quarterly period ended March 31, 2005.

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

Rent Expense.    Statement of Financial Accounting Standards No. 13, Accounting for Leases, or SFAS No. 13, provides that rent expense for operating leases containing minimum escalations should be recognized ratably over their respective lease term. Historically, we have accounted for our airport ground and facilities leases on an as-incurred basis. An extensive review of our leases revealed, however, that some of these leases contain minimum rent escalations, which resulted in rent expense not recognized in accordance with generally accepted accounting principles. The adjustment recognized rent expense on a straight-line basis as required. The adjustment resulted in $0.4 million and $1.1 million increased rent expense in 2004 and 2003, respectively, and $1.5 million decreased rent expense for the three and six months ended June 30, 2005.

Depreciation Expense for Leasehold Improvements.    Improvements made to leased space should be depreciated over their related lease term or their useful economic life, whichever is shorter. Historically, we had assumed renewal of our leases for airport space and depreciated these improvements over their expected useful economic lives. Based on recent interpretative guidance from the SEC staff, we have restated our financial statements to reflect depreciation of our leasehold improvements over the shorter of their economic lives or their remaining lease terms, including any reasonably assured renewal periods. The adjustment resulted in increased depreciation expense of $0.2 million and $0.3 million in 2004 and 2003, respectively. The adjustment decreased depreciation expense by $1.2 million and $1.1 million for the three and six months ended June 30, 2005, respectively.

Passenger Revenue.    In September 2005, during the performance of our monthly reconciliation control over air traffic liability, we discovered that we had inadvertently recognized passenger revenue related to unpaid ticket reservations. The adjustment decreased passenger revenue by $1.4 million in 2004 and $0.9 million and $1.9 million for the three and six months ended June 30, 2005, respectively.

After management's initial review of the potential adjustment to passenger revenue on October 3, 2005 and taking into account our previously determined adjustments related to lease agreements, which were recorded in the second quarter of 2005, management recommended to our Audit Committee that, upon completion of our analysis of the financial impact of the unpaid ticket reservations error described above, our previously filed 2005 financial statements should be restated to reflect the correction of each of these items as the impact of these items, in the aggregate, was determined to be material to our expected 2005 financial results. The Audit Committee agreed with this recommendation. On October 10, 2005, upon completion of our analysis, the Audit Committee approved our restated financial statements included in Amendment No. 1 to both of our Forms 10-Q for the quarters ended March 31, 2005 and June 30, 2005, which were filed with the SEC on October 12, 2005. This restatement was determined not to be material to our business, financial condition or results of operations for any individual prior year; however, our financial statements for the years ended December 31, 2004 and 2003 included in our Annual Report on Form 10-K/A were corrected to reflect these adjustments in the proper periods and reported under Item 8.01 in our Current Report on Form 8-K filed on October 12, 2005.

Evaluation of Disclosure Controls and Procedures

In connection with the restatement, we reevaluated our disclosure controls and procedures. We concluded that our failure to correctly apply SFAS No. 13, and its related interpretations, with respect to the recognition of rent expense related to operating leases with minimum rent escalation clauses and depreciation expense for leasehold improvements combined with the error in the recognition of passenger revenue did, in the aggregate, constitute a material weakness in our internal control over financial reporting. Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2005.

Remediation of Material Weakness in Internal Control

We have performed an extensive review of our leases and our leasehold improvements in an effort to ensure that this Amendment No. 1 reflects all necessary adjustments to our unaudited financial statements for the three and six months ended June 30, 2005. We have also designed new internal control procedures to remediate the controls over unpaid ticket reservations and to ensure that new leases and changes to existing leases, as well as future leasehold improvements, will be accounted for in accordance with generally accepted accounting principles, including the following:

•	We have designed a checklist to facilitate the identification of terms in all new lease agreements and amendments to existing lease agreements that require additional analysis or accounting;

•	We have added an additional review of the depreciable lives for leasehold improvements to ensure that the assigned lives are consistent with generally accepted accounting principles, and;

•	We have added a control to our monthly account reconciliation process to review the age of receivables to ensure timely follow-up has been performed on unpaid ticket reservations. We have also reemphasized with our employees who are responsible for resolving unpaid reservations about the importance of performing these duties on a timely basis.

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

Changes in Internal Controls

Other than as expressly noted above in this Item 4, there were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), identified in connection with the evaluation of our controls performed during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

JETBLUE AIRWAYS CORPORATION (Registrant)

Date: October 12, 2005

By: /s/ HOLLY NELSON
Vice President and Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
10.1	Amendment to JetBlue Airways Corporation 401(k) Retirement Plan, dated March 31, 2005. Incorporated by reference to exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.
12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certifications Pursuant to Rule 13a-14(a)/15d-14(a), furnished herewith.
31.2	Certifications Pursuant to Rule 13a-14(a)/15d-14(a), furnished herewith.
32.1	Certification Pursuant to Section 1350, furnished herewith.