Form 10-Q
period 2005-09-30
JETBLUE AIRWAYS CORP
filed 2005-10-25
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

or

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission file number: 000-49728

JETBLUE AIRWAYS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization 118-29 Queens Boulevard, Forest Hills, New York (Address or principal executive offices)	87-0617894 (I.R.S. Employer Identification No.) 11375 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes        No

As of September 30, 2005, there were 105,501,782 shares of the registrant's common stock, par value $0.01, outstanding.

JetBlue Airways Corporation
FORM 10-Q
INDEX

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,272	$18,717
Investment securities	466,040	430,445
Receivables, less allowance	57,592	36,878
Prepaid expenses and other	42,488	27,647
Total current assets	591,392	513,687
PROPERTY AND EQUIPMENT
Flight equipment	2,403,890	1,835,267
Predelivery deposits for flight equipment	281,533	262,925
	2,685,423	2,098,192
Less accumulated depreciation	159,674	108,933
	2,525,749	1,989,259
Other property and equipment	343,131	182,132
Less accumulated depreciation	50,763	34,117
	292,368	148,015
Total property and equipment	2,818,117	2,137,274
OTHER ASSETS
Purchased technology, net	46,258	54,258
Other	110,174	91,451
Total other assets	156,432	145,709
TOTAL ASSETS	$3,565,941	$2,796,670
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$80,035	$70,934
Air traffic liability	232,873	174,062
Accrued salaries, wages and benefits	62,688	56,092
Other accrued liabilities	28,832	37,528
Short-term borrowings	45,203	43,578
Current maturities of long-term debt	146,938	105,295
Total current liabilities	596,569	487,489
LONG-TERM DEBT	1,997,507	1,395,939

DEFERRED TAXES AND OTHER LIABILITIES	185,247	159,119
STOCKHOLDERS' EQUITY
Common stock, 105,501,782 and 104,236,599 shares issued and
outstanding in 2005 and 2004, respectively	1,055	1,042
Additional paid-in capital	594,309	581,056
Retained earnings	187,245	165,079
Unearned compensation	(4,355)	(5,713)
Accumulated other comprehensive income	8,364	12,659
Total stockholders' equity	786,618	754,123
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,565,941	$2,796,670

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
OPERATING REVENUES
Passenger	$431,529	$311,462	$1,199,653	$900,253
Other	21,386	11,613	55,637	31,543
Total operating revenues	452,915	323,075	1,255,290	931,796

OPERATING EXPENSES
Salaries, wages and benefits	107,757	86,255	311,739	247,741
Aircraft fuel	138,026	68,499	335,953	175,174
Landing fees and other rents	27,184	24,813	80,106	68,437
Depreciation and amortization	29,511	19,808	80,506	53,429
Aircraft rent	18,265	17,553	54,154	52,548
Sales and marketing	21,996	14,657	61,744	46,423
Maintenance materials and repairs	19,812	11,518	46,931	32,406
Other operating expenses	76,518	57,499	205,030	155,516
Total operating expenses	439,069	300,602	1,176,163	831,674

OPERATING INCOME	13,846	22,473	79,127	100,122

OTHER INCOME (EXPENSE)
Interest expense	(28,361)	(14,172)	(74,386)	(36,512)
Capitalized interest	3,855	2,477	11,524	5,863
Interest income and other	6,963	2,520	15,061	6,000
Total other income (expense)	(17,543)	(9,175)	(47,801)	(24,649)

INCOME (LOSS) BEFORE INCOME TAXES	(3,697)	13,298	31,326	75,473

Income tax expense (benefit)	(6,383)	5,182	9,160	30,767

NET INCOME	$2,686	$8,116	$22,166	$44,706

EARNINGS PER COMMON SHARE:
Basic	$0.03	$0.08	$0.21	$0.43
Diluted	$0.02	$0.07	$0.20	$0.40

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,166	$44,706
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	8,862	30,582
Depreciation	70,771	46,449
Amortization	11,051	7,598
Changes in certain operating assets and liabilities	39,504	22,596
Other, net	(5,906)	4,401
Net cash provided by operating activities	146,448	156,332

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(654,539)	(419,400)
Predelivery deposits for flight equipment	(135,622)	(133,954)
Purchase of held-to-maturity investments	(5,000)	(13,727)
Proceeds from maturities of held-to-maturity investments	13,000	20,500
(Decrease) increase in available-for-sale securities	(49,550)	29,465
Other, net	(6,253)	(4,924)
Net cash used in investing activities	(837,964)	(522,040)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	10,742	11,021
Issuance of long-term debt	717,665	332,055
Short-term borrowings	39,716	34,856
Aircraft sale and leaseback transactions	50,300	—
Repayment of long-term debt	(74,454)	(54,758)
Repayment of short-term borrowings	(38,091)	(21,440)
Other, net	(7,807)	(11,020)
Net cash provided by financing activities	698,071	290,714

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,555	(74,994)
Cash and cash equivalents at beginning of period	18,717	102,795
Cash and cash equivalents at end of period	$25,272	$27,801

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation:    Our condensed consolidated financial statements include the accounts of JetBlue Airways Corporation and our subsidiaries, collectively ‘‘we’’, ‘‘us’’ or the ‘‘Company’’, with all intercompany transactions and balances having been eliminated. Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These condensed consolidated financial statements and related notes should be read in conjunction with our 2004 audited financial statements included in our Current Report on Form 8-K filed on October 12, 2005.

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

Engine Maintenance and Repair:  In July 2005, we commenced a ten-year engine services agreement with MTU Maintenance Hannover GmbH, or MTU, covering the scheduled and unscheduled repair of the engines on our Airbus A320 aircraft. This agreement requires monthly payments to MTU at rates based on the number of flight hours each engine was operated during each month, subject to annual escalations. MTU assumed the responsibility to repair and overhaul our engines as required during the term of the agreement. These payments are expensed as the related obligations are incurred.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$2,686	$8,116	$22,166	$44,706
Add: Stock-based employee compensation expense included in reported net income, net of tax	423	263	888	756
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax
Crewmember stock purchase plan	(3,465)	(1,583)	(7,463)	(4,559)
Employee stock options	(6,248)	(3,361)	(12,581)	(9,082)
Pro forma net income (loss)	$(6,604)	$3,435	$3,010	$31,821
Earnings (loss) per common share:
Basic — as reported	$0.03	$0.08	$0.21	$0.43
Basic — pro forma	$(0.06)	$0.03	$0.03	$0.31
Diluted — as reported	$0.02	$0.07	$0.20	$0.40
Diluted — pro forma	$(0.06)	$0.03	$0.03	$0.29

In April 2005, the SEC deferred the required implementation date of SFAS No. 123(R), Share-Based Payment. As a result, we plan to adopt SFAS No. 123(R) effective January 1, 2006 rather than the initial implementation date of July 1, 2005. See Note 11 regarding the acceleration of our unvested stock options in October 2005.

Note 2 — Long-term Debt

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

The proceeds from our public offering in November 2004 of Series 2004-2 pass-through certificates are being held in escrow with a depositary. As aircraft are delivered, the proceeds are utilized to purchase our secured equipment notes issued to finance these aircraft. The proceeds held in escrow are not assets of ours, nor are the certificates obligations of ours or guaranteed by us; therefore they are not included in our condensed consolidated financial statements. At September 30, 2005, $431.2 million in equipment notes issued by us in 2005 and secured by 13 aircraft are direct obligations of ours. At September 30, 2005, $67.0 million of proceeds from the sale of the certificates was held in escrow and not recorded as an asset or direct obligation of ours.

On September 29, 2005, we entered into a loan agreement, which allows us to borrow up to $49.4 million to finance the purchase of flight simulators and flight training devices. This agreement allows us the option of either floating interest rate advances or fixed interest rate advances. At September 30, 2005, we had $36.5 million in borrowings outstanding under this agreement. There are no new financial covenants associated with this agreement.

At September 30, 2005, the weighted average interest rate of all of our long-term debt was 5.3%, and maturities were $39.2 million for the remainder of 2005, $146.1 million in 2006, $151.6 million in 2007, $199.1 million in 2008, $115.7 million in 2009, $111.4 million in 2010 and $1.38 billion thereafter.

In September 2005, we renewed and increased our aircraft predelivery deposit funding facility to allow for borrowings up to $58.2 million through December 2008 for our firm Airbus A320 deliveries. At September 30, 2005, we had $45.2 million in borrowings outstanding under this facility, which had a weighted average interest rate of 5.5%.

Note 3 — Income Taxes

Based upon our latest 2005 forecast, our full year effective tax rate is estimated to be 29.2%. This rate differs from the federal statutory rate of 35% primarily due to non-deductible expenses, offset somewhat by state tax credits. The income tax benefit for the three months ended September 30, 2005 reflects the reversal of income taxes recorded at the higher effective rate of 44.5% used during the first half of 2005.

Note 4 — Comprehensive Income (Loss)

Comprehensive income (loss) includes changes in the fair value and reclassifications into earnings of amounts previously deferred related to our crude oil financial derivative instruments, which qualify for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Comprehensive loss was $1.7 million for the three months ended September 30, 2005 and comprehensive income was $17.5 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005 and 2004, comprehensive income was $17.9 million and $61.0 million, respectively.

Note 5 — Earnings Per Share

The following table shows how we computed basic and diluted earnings per common share (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net income applicable to common stockholders for basic and diluted earnings per share	$2,686	$8,116	$22,166	$44,706
Denominator:
Weighted-average shares outstanding for basic earnings per share	105,360,728	103,489,672	104,875,327	102,914,105
Effect of dilutive securities:
Employee stock options	5,435,459	7,296,432	5,664,326	7,890,791
Unvested common stock	29,994	30,863	30,853	28,511
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	110,826,181	110,816,967	110,570,506	110,833,407

For the three and nine months ended September 30, 2005, 13.9 million shares and 11.2 million shares, respectively, issuable upon conversion of our convertible debt were excluded from the diluted earnings per share computation. For the three and nine months ended September 30, 2004, 4.1 million shares were excluded. These shares were excluded from the diluted earnings per share calculation since their assumed conversion would be anti-dilutive and result in an increase in diluted earnings per share.

For the three and nine months ended September 30, 2005, 8.7 million shares and 8.2 million shares, respectively, issuable upon exercise of outstanding stock options were excluded from the diluted earnings per share computation. For the three and nine months ended September 30, 2004, 3.4 million and 2.8 million shares, respectively, were excluded. These shares were excluded from the diluted earnings per share calculation since their exercise price was greater than the average market price of our common stock and thus anti-dilutive.

Note 6 — Employee Retirement Plan

We sponsor a retirement profit sharing and 401(k) defined contribution plan, or the Plan. Our contributions expensed for the Plan for the three months ended September 30, 2005 and 2004 were $1.4 million and $3.9 million, respectively, and contributions expensed for the Plan for the nine months ended September 30, 2005 and 2004 were $11.3 million and $17.6 million, respectively.

Note 7 — Commitments

At September 30, 2005, our firm aircraft orders consisted of 101 Airbus A320 aircraft, 99 EMBRAER 190 aircraft and 34 spare engines scheduled for delivery through 2012. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $290 million for the remainder of 2005, $1.11 billion in 2006, $1.19 billion in 2007, $1.23 billion in 2008, $1.26 billion in 2009, and $1.76 billion thereafter.

For the nine months ended September 30, 2005, we entered into sale and leaseback transactions for two EMBRAER 190 aircraft as well as leases for certain other facilities and equipment. Future minimum lease payments associated with these operating leases totaled $80.4 million at September 30, 2005. These amounts are in addition to the minimum lease payments described in Note 3 to our 2004 audited financial statements included in our Current Report on Form 8-K, filed on October 12, 2005.

Note 8 — Contingencies

Beginning in September 2003, several lawsuits were commenced against us alleging various causes of action, including fraudulent misrepresentation, breach of contract, violation of privacy rights, as well as violations of consumer protection statutes and federal electronic communications laws. These claims arose out of our providing access to limited customer data to a government contractor in connection with a test project for military base security. The lawsuits filed to date against us have been dismissed, although one of these actions is currently on appeal. Given the procedural disposition of this matter, we do not believe these claims will have a material adverse impact on our financial position, results of operations or cash flows.

Note 9 — Financial Instruments and Risk Management

As of September 30, 2005, the fair value of our $425.0 million aggregate principal amount of convertible debt, based on quoted market prices, was $389.7 million. The fair value of our other long-term debt, which approximated its carrying value, was estimated using discounted cash flow analysis based on our current incremental borrowing rates for instruments with similar terms. The carrying values of all other financial instruments approximated their fair values.

The Company is exposed to the effect of changes in the price and availability of aircraft fuel. To manage this risk, we periodically purchase crude oil option and swap contracts. The following is a summary of our derivative contracts (in thousands, except as otherwise indicated):

	2005	2004
At September 30:
Fair value of derivative instruments	$14,789	$37,199
Estimated hedged position during the next 12 months	10%	25%
Longest remaining term (months)	3	15
Hedged volume (barrels)	895	2,190

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Hedge effectiveness gains recognized in fuel expense	$13,715	$10,567	$31,177	$23,991
Hedge ineffectiveness gains (losses) recognized in other income	2,134	—	2,134	(45)
Percentage of actual consumption hedged	44%	38%	35%	43%

Note 10 — LiveTV

During the three and nine months ended September 30, 2005, LiveTV installed satellite television systems for other airlines on two and 33 aircraft, respectively, bringing total installations of these systems for other airlines to 88 aircraft. Deferred profit on hardware sales and advance deposits for future hardware sales included in non-current liabilities in the accompanying condensed balance sheets was $23.9 million and $20.8 million at September 30, 2005 and December 31, 2004, respectively. Deferred profit to be recognized as income on installations completed through September 30, 2005 will be approximately $1.1 million for the remainder of 2005, $3.5 million for each of the next four years and $5.7 million thereafter.

Note 11 — Subsequent Events

On October 19, 2005, our Board of Directors approved the acceleration of the vesting of all unvested stock options awarded under our stock incentive plan, excluding those held by Section 16 officers and members of our Board. As a result of this action, options to purchase up to approximately 13 million shares of common stock may become exercisable effective December 9, 2005, representing approximately 65% of our total current outstanding options. All other terms and conditions applicable to such options, including the exercise prices, remain unchanged.

We will seek consent from holders of incentive stock options, or ISOs, if the acceleration would have the effect of changing the status of these options for federal income tax purposes. The decision to accelerate vesting of these options was made primarily to avoid recognizing the related compensation cost in our future consolidated financial statements upon our adoption of SFAS No. 123(R). Assuming that all holders of ISOs elect to accelerate, this action will result in a non-cash, one-time stock compensation expense that is estimated to be up to $9 million in the fourth quarter of 2005.

On October 19, 2005, our Board of Directors declared a three-for-two split of our common stock. Shares will be distributed on December 23, 2005 to stockholders of record at the close of business on December 12, 2005. The shares and per share data presented in the accompanying condensed consolidated financial statements and notes thereto have not been restated to give effect to this pending stock split.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Outlook

We expect our full-year operating capacity for 2005 to increase by approximately 24% to 26% over 2004. For 2006, full year operating capacity is expected to increase by approximately 31% to 33%. While the industry revenue environment remains extremely competitive, our passenger revenue per available seat mile is expected to continue to be higher in 2005 than it was in 2004. Fuel costs have risen sharply in 2005 and soared at the end of September following Hurricane Rita, resulting in our October aircraft fuel price at times exceeding $3.00 per gallon at certain locations. Because fuel prices have been extremely volatile and have started to decline, we have assumed a fuel cost per gallon of $2.00, net of hedging, for the fourth quarter of 2005.  As a result, our operating margin is expected to be between 2% and 4% for 2005, with an anticipated operating and net loss for the fourth quarter and a net loss for the full year.  Cost per available seat mile for the full year 2005 is expected to increase by 10% to 12% over 2004, which includes a one-time non-cash stock-based compensation charge in the fourth quarter of 2005 that is estimated to be up to $9.0 million due to the acceleration of our outstanding stock options.

Results of Operations

The U.S. domestic airline environment continues to be extremely challenging primarily due to record high aircraft fuel prices and sustained price competition. In September 2005, Northwest Airlines and Delta Air Lines each filed for bankruptcy. Prior to the emergence of U.S. Airways from bankruptcy shortly thereafter, airlines which generated 50% of the total 2004 domestic available seat miles were in bankruptcy during the quarter. We cannot predict what impact these events will have on the airline industry or on us, but bankruptcy does provide companies with the ability to restructure their debt and lower their labor and other operating costs, which could enable them to compete more aggressively.

Hurricanes Katrina and Rita disrupted a significant portion of the oil production and refining operations in and around the Gulf of Mexico, resulting in unprecedented high fuel prices. The competitive industry environment, new record high fuel prices and increased capacity on the routes we fly, including capacity that was added by us, have all affected our ability to increase fares. As a result, we have experienced a significant reduction in our profitability for both the three and nine months ended September 30, 2005 compared to the corresponding periods in 2004. In an effort to become profitable, other major airlines have shifted some of their domestic capacity to their international routes, where they are better able to include fuel surcharges in their fares. As our route structure is primarily domestic U.S., we have been unable to recover all of the increased cost of fuel in our ticket prices.

During the third quarter, our operations continued to be adversely impacted by weather on the East Coast and by airport congestion, particularly in Boston and New York, which resulted in numerous delays. These delays did not have a significant impact on our financial performance; however, they did impact our operational performance. On-time performance, defined by the U.S. Department of Transportation as arrivals within 14 minutes of schedule, was 72.2% in the third quarter of 2005 compared to 79.0% for the same period in 2004.

Three Months Ended September 30, 2005 and 2004

Our net income for the three months ended September 30, 2005 decreased to $2.7 million from net income of $8.1 million for the three months ended September 30, 2004. Diluted earnings per share was $0.02 for the third quarter of 2005 compared with $0.07 for the same period in 2004.

Our operating margin for the three months ended September 30, 2005 was 3.1%, down 3.9 points from 2004, and operating income was $13.8 million in 2005, down $8.7 million from the same period in 2004. Our annual effective income tax rate for 2005 decreased from 44.5% to 29.2% in the third quarter as a result of adjustments to our 2005 forecast due to the continued impact of high aircraft fuel prices.  The income tax benefit for the quarter reflects the reversal of income taxes recorded at higher rates during the first half of the year.

Operating Revenues. Operating revenues increased 40.2%, or $129.8 million, primarily due to an increase in passenger revenues. Increased passengers resulting from a 22.8% increase in departures, or $95.6 million, and a 6.0% increase in yield, or $24.5 million, drove the increase in passenger revenues of $120.1 million for the three months ended September 30, 2005. During the quarter, we launched our new cobranded credit card in partnership with American Express enabling cardmembers to earn TrueBlue points that can be redeemed for award flights on JetBlue. We also launched JetBlue Getaways, which allows our customers to purchase travel packages including airfare, hotel and car rental.

Other revenue increased 84.1%, or $9.7 million, primarily due to increases in LiveTV third party revenues of $3.6 million, the marketing component of TrueBlue point sales of $2.0 million, increased change fees of $1.1 million resulting from more passengers and simulator rents of $0.8 million.

In June 2005, we entered into an agreement with American Express Travel Related Services Company, Inc. and American Express Bank, F.S.B., under which we began issuing a cobranded credit card to consumers in July 2005 that allows cardmembers to earn points in TrueBlue, our flight gratitude program. A portion of the revenue from the sale of points is deferred and recognized when transportation is provided. Amounts received in excess of the awards' fair value are recognized currently in other revenue.

Operating Expenses. Operating expenses increased 46.1%, or $138.5 million, due to an average of 17.4 additional aircraft in service in 2005 and a 57.9% increase in fuel cost per gallon. Operating capacity increased 28.2% to 6.33 billion available seat miles. Average stage length increased 4.4%. Operating expenses per available seat mile increased 13.8% to 6.93 cents for the three months ended September 30, 2005. Had fuel prices remained at the 2004 levels, our cost per available seat mile, or CASM, would have increased by 2.7% to 6.26 cents. In detail, operating costs per available seat mile were (percent changes are based on unrounded numbers):

	Three Months Ended September 30,		Percent Change
	2005	2004
	(in cents)
Operating expenses:
Salaries, wages and benefits	1.69	1.75	(2.5)%
Aircraft fuel	2.18	1.39	57.2%
Landing fees and other rents	.43	.51	(14.5)%
Depreciation and amortization	.47	.40	16.2%
Aircraft rent	.29	.35	(18.8)%
Sales and marketing	.35	.30	17.1%
Maintenance materials and repairs	.31	.23	34.2%
Other operating expenses	1.21	1.16	3.8%
Total operating expenses	6.93	6.09	13.8%

Salaries, wages and benefits increased 24.9%, or $21.6 million, due to an increase in average full-time equivalent employees of 24.4% partially offset by a $3.1 million decrease in profit sharing in 2005 compared to 2004. Cost per available seat mile decreased 2.5% as a result of lower profit sharing.

Aircraft fuel expense increased 102%, or $69.5 million, due to 17.5 million more gallons of aircraft fuel consumed resulting in $18.8 million of additional fuel expense and, after the impact of fuel hedging, a 57.9% increase in average fuel cost per gallon, or $50.7 million. Aircraft fuel prices remain at historically high levels, with our average fuel cost per gallon at $1.70 for the third quarter of 2005 compared to $1.08 for the third quarter of 2004. Cost per available seat mile increased 57.2% primarily due to the increase in fuel prices.

Landing fees and other rents increased 9.6%, or $2.4 million, due to a 22.8% increase in departures over 2004 offset by lower landing fee rates and reduced simulator rent due to the purchase of flight simulators in 2005. Cost per available seat mile decreased 14.5%.

Depreciation and amortization increased 49.0%, or $9.7 million, due primarily to having 17.4 more average owned aircraft during the three months ended September 30, 2005 compared to the same period in 2004. Cost per available seat mile increased 16.2% due to a higher percentage of our aircraft fleet being owned and as a result of placing into service our new hangars in Orlando and at New York's John F. Kennedy International Airport, or JFK, and our new training center in Orlando, including our new simulators which will be partially offset by reduced rent expense.

Aircraft rent increased 4.1%, or $0.7 million. Cost per available seat mile decreased 18.8% due to a smaller percentage of our fleet being leased, as all Airbus A320 aircraft delivered in 2005 are owned.

Sales and marketing expense increased 50.1%, or $7.3 million, primarily due to $3.2 million in higher credit card fees resulting from increased passenger revenues and $3.9 million in increased advertising. On a cost per available seat mile basis, sales and marketing expense increased 17.1% primarily due to increases in advertising costs exceeding increases in capacity. We book our reservations through a combination of our website (77.7% in 2005) and our own reservation agents (22.3% in 2005).

Maintenance materials and repairs increased 72.0%, or $8.3 million, due to having 17.4 more average operating aircraft in 2005 compared to the same period in 2004. Cost per available seat mile increased 34.2% due to the completion of 18 airframe checks in 2005 compared to ten in 2004 and an increase in the average age of our fleet from 2.2 years to 2.6 years, partially offset by lower rates for airframe checks. Maintenance is expected to increase significantly as our fleet ages.

In July 2005, we commenced a ten-year engine services agreement with MTU Maintenance Hannover GmbH, or MTU, covering the scheduled and unscheduled repair of the engines on our Airbus A320 aircraft. This agreement requires monthly payments to MTU at rates based on number of flight hours each engine was operated during each month. MTU assumed the responsibility to repair and overhaul our engines as required during the term of the agreement. These payments are expensed as the related obligations are incurred. This agreement eliminates the significant judgment in determining estimated costs of overhauls and is expected to result in lower maintenance costs than on a time and materials basis.

Other operating expenses increased 33.1%, or $19.0 million, primarily due to higher variable costs associated with increased capacity and number of passengers served. Cost per available seat mile increased 3.8% as a result of an increase in LiveTV third-party installations and fuel related taxes and services.

Other Income (Expense).  Interest expense increased 100%, or $14.2 million, due primarily to the debt financing of 18 additional Airbus A320 aircraft and interest on our 3¾% convertible debentures, which resulted in $7.3 million in additional interest expense and higher rates which resulted in $6.9 million in additional interest expense. Capitalized interest increased 55.7%, or $1.4 million, primarily due to higher predelivery deposit balances, higher construction in progress, and increased rates. Interest income and other increased 176%, or $4.5 million, primarily due to higher interest rates and fuel hedge gains of $2.1 million in 2005.

Nine Months Ended September 30, 2005 and 2004

Our net income for the nine months ended September 30, 2005 decreased to $22.2 million from $44.7 million for the nine months ended September 30, 2004. Diluted earnings per share was $0.20 for the nine months ended September 30, 2005 compared with $0.40 for the same period in 2004.

Our operating margin for the nine months ended September 30, 2005 was 6.3% compared to 10.7% in 2004 and operating income was $79.1 million in 2005 compared to $100.1 million for the same period in 2004. We decreased our annual effective income tax rate for 2005 to 29.2% in the third quarter as a result of significant adjustments to our 2005 forecast due to the continued impact of high aircraft fuel prices.

Operating Revenues. Operating revenues increased 34.7%, or $323.5 million, primarily due to an increase in passenger revenues. Increased passengers resulting from a 23.1% increase in departures, or

$277.0 million, and a 1.9% increase in yield, or $22.4 million, drove the increase in passenger revenues of $299.4 million for the nine months ended September 30, 2005.

Other revenues increased 76.4%, or $24.1 million, primarily due to increases in LiveTV third party revenues of $9.5 million, increased change fees of $4.2 million resulting from more passengers, $4.0 million resulting from the marketing component of TrueBlue point sales and simulator rents of $1.4 million.

Operating Expenses. Operating expenses increased 41.4%, or $344.5 million, due to an average of 16.2 additional aircraft in service in 2005 and a 52.7% increase in fuel cost per gallon. Operating capacity increased 25.6% to 17.35 billion available seat miles. Average stage length increased 2.0%. Operating expenses per available seat mile increased 12.6% to 6.78 cents for the nine months ended September 30, 2005. Had fuel prices remained at the 2004 levels, our CASM would have increased by 3.2% to 6.21 cents. In detail, operating costs per available seat mile were (percent changes are based on unrounded numbers):

	Nine Months Ended September 30,		Percent Change
	2005	2004
	(in cents)
Operating expenses:
Salaries, wages and benefits	1.80	1.79	0.2%
Aircraft fuel	1.94	1.27	52.7%
Landing fees and other rents	.46	.49	(6.8)%
Depreciation and amortization	.46	.39	20.0%
Aircraft rent	.31	.38	(17.9)%
Sales and marketing	.36	.34	5.9%
Maintenance materials and repairs	.27	.23	15.3%
Other operating expenses	1.18	1.13	5.0%
Total operating expenses	6.78	6.02	12.6%

Salaries, wages and benefits increased 25.8%, or $64.0 million, due to an increase in average full-time equivalent employees of 25.9% in 2005 compared to 2004. Cost per available seat mile remained flat as a result of increased wages being offset by a $7.9 million lower provision for profit sharing.

Aircraft fuel expense increased 91.8%, or $160.8 million, due to 45.1 million more gallons of aircraft fuel consumed resulting in $44.8 million of additional fuel expense and, after the impact of fuel hedging, a 52.7% increase in average fuel cost per gallon, or $116.0 million. Aircraft fuel prices remain at historically high levels, with our average fuel price per gallon at $1.52 compared to $0.99 for the nine months ended September 30, 2004. Cost per available seat mile increased 52.7% primarily due to the increase in fuel prices.

Landing fees and other rents increased 17.0%, or $11.7 million, due to a 23.1% increase in departures over 2004 offset by lower landing fee rates and reduced simulator rent due to the purchase of flight simulators in 2005. Cost per available seat mile decreased 6.8%.

Depreciation and amortization increased 50.7%, or $27.1 million, due to having 16.2 more average owned aircraft during the nine months ended September 30, 2005 compared to the same period in 2004. Cost per available seat mile increased 20.0% primarily due to a higher percentage of our aircraft fleet being owned and as a result of placing into service our new hangars and training center.

Aircraft rent increased 3.1%, or $1.6 million. Cost per available seat mile decreased 17.9% due to a lower percentage of our aircraft fleet being leased and higher capacity.

Sales and marketing expense increased 33.0%, or $15.3 million, due to $8.7 million in higher credit card fees resulting from increased passenger revenues and $6.4 million more advertising. Cost per available seat mile increased 5.9%. We book all of our reservations through a combination of our website (77.2% in 2005) and our own reservation agents (22.8% in 2005).

Maintenance materials and repairs increased 44.8%, or $14.5 million, due to 16.2 more average operating aircraft in 2005 compared to the same period in 2004. Cost per available seat mile increased 15.3% due to the completion of 58 airframe checks in 2005 compared to 39 in 2004 and an increase in the average age of our fleet from 2.2 years to 2.6 years, partially offset by lower rates for airframe checks.

Other operating expenses increased 31.8%, or $49.5 million, due to higher variable costs associated with increased capacity and number of passengers served. Cost per available seat mile increased 5.0% primarily as a result of an increase in LiveTV third-party installations and fuel related taxes and services.

Other Income (Expense). Interest expense increased 104%, or $37.9 million, due to the debt financing of 18 additional Airbus A320 aircraft and interest on our 3¾% convertible debentures, resulting in $21.5 million of additional interest expense and higher rates which resulted in $16.4 in additional interest expense. Capitalized interest increased 96.6%, or $5.7 million, due to higher predelivery deposit balances, higher construction in progress and increased rates. Interest income and other increased 151%, or $9.1 million, due to higher interest rates and $2.3 million of fuel hedge gains in 2005.

The following table sets forth our operating statistics for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Percent Change		Nine Months Ended September 30,		Percent Change
	2005	2004			2005	2004
Revenue passengers	3,782,567	3,033,338	24.7		10,878,559	8,604,108	26.4
Revenue passenger miles (000)	5,483,821	4,196,006	30.7		15,043,038	11,503,686	30.8
Available seat miles (ASMs) (000)	6,331,862	4,940,080	28.2		17,346,715	13,815,395	25.6
Load factor	86.6%	84.9%	1.7	pts	86.7%	83.3%	3.4	pts
Breakeven load factor (1)	87.4%	80.9%	6.5	pts	84.2%	76.2%	8.0	pts
Aircraft utilization (hours per day)	13.7	13.6	0.5		13.6	13.5	0.3
Average fare	$114.08	$102.68	11.1		$110.28	$104.63	5.4
Yield per passenger mile (cents)	7.87	7.42	6.0		7.97	7.83	1.9
Passenger revenue per ASM (cents)	6.82	6.30	8.1		6.92	6.52	6.1
Operating revenue per ASM (cents)	7.15	6.54	9.4		7.24	6.74	7.3
Operating expense per ASM (cents)	6.93	6.09	13.8		6.78	6.02	12.6
Airline operating expense per ASM (cents)(1)	6.87	6.01	14.3		6.72	5.96	12.7
Departures	28,104	22,893	22.8		81,123	65,883	23.1
Average stage length (miles)	1,444	1,383	4.4		1,371	1,344	2.0
Average number of operating aircraft during period	79.2	61.8	28.2		74.8	58.6	27.7
Average fuel cost per gallon	$1.70	$1.08	57.9		$1.52	$0.99	52.7
Fuel gallons consumed (000)	81,009	63,466	27.6		221,680	176,561	25.6
Percent of sales through jetBlue.com during period	77.7%	75.0%	2.7	pts	77.2%	75.7%	1.5	pts
Full-time equivalent employees at period end (1)					7,452	6,127	21.6

(1)	Excludes results of operations and employees for LiveTV, LLC which are unrelated to our airline operations.

The following table reconciles our operating expenses and CASM reported in accordance with U.S. generally accepted accounting principles, or GAAP, for the three and nine months ended September 30, 2005 with those that we would have achieved had average fuel cost per gallon remained at 2004 levels. In management's view, comparative analysis of period-to-period operating results can be enhanced by excluding the significant volatility in the price of aircraft fuel, which is subject to many economic and political factors that are beyond our control. We believe that the presentation of these non-GAAP financial measures is useful to management and investors because it is more indicative of our ability to manage our costs and also assists in understanding the significant impact that fuel prices have had on our operations. Investors should consider these non-GAAP financial measures in addition to, and not as a substitute for, our financial performance measures prepared in accordance with GAAP.

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
	$	CASM	$	CASM
	(dollars in thousands; CASM in cents)
Operating expenses as reported	$439,069	6.93	$1,176,163	6.78
Less: Reported aircraft fuel	(138,026)	(2.18)	(335,953)	(1.94)
Add: Aircraft fuel at prior period cost per gallon	87,433	1.39	219,938	1.27
Profit sharing impact	7,589	0.12	17,402	0.10
Fuel neutral operating expenses	$396,065	6.26	$1,077,550	6.21

Liquidity and Capital Resources

At September 30, 2005, we had cash and cash equivalents of $25.3 million and investment securities of $466.0 million, compared to cash and cash equivalents of $18.7 million and investment securities of $430.4 million at December 31, 2004. Cash flows from operating activities were $146.4 million for the nine months ended September 30, 2005 compared to $156.3 million for the nine months ended September 30, 2004. The decrease in operating cash flows was primarily due to record high aircraft fuel prices offset in part by the growth of our business. We rely primarily on operating cash flows to provide working capital. We presently have no lines of credit other than a short-term borrowing facility for certain aircraft predelivery deposits. In September 2005, we renewed and increased this facility to $58.2 million and, at September 30, 2005, we had $45.2 million in borrowings outstanding under this facility.

Investing activities. During the nine months ended September 30, 2005, capital expenditures related to our purchase of flight equipment included expenditures of $474.9 million for 15 aircraft, $135.6 million for flight equipment deposits, $7.3 million for one spare engine, and $55.0 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $117.3 million. Net cash used in the purchase and sale of available-for-sale securities was $49.6 million.

During the nine months ended September 30, 2004, capital expenditures related to our purchase of flight equipment included expenditures of $351.7 million for ten Airbus A320 aircraft, $134.0 million for flight equipment deposits and $11.8 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $55.9 million. Net cash provided in the purchase and sale of available-for-sale securities was $29.5 million.

Financing activities. Financing activities for the nine months ended September 30, 2005 consisted of (1) the financing of 13 Airbus A320 aircraft with $431.2 million in floating rate equipment notes purchased with proceeds from our November 2004 public offering of Series 2004-2 pass-through certificates, (2) the sale and leaseback over 18 years of two EMBRAER 190 aircraft for $50.3 million by a U.S. leasing institution, (3) the issuance of $250 million of 3¾% convertible debentures, raising net proceeds of approximately $243 million, (4) the financing of flight training devices with $36.5 million in secured loan proceeds from a Canadian financial institution, and (5) scheduled maturities of $74.5 million of debt. The net proceeds from our convertible debt offering are being used to fund working capital and capital expenditures, including capital expenditures related to the purchase of aircraft and construction of facilities on or near airports.

We currently have shelf registration statements on file with the Securities and Exchange Commission related to the issuance of $1 billion aggregate amount of common stock, preferred stock, debt securities and/or pass-through certificates. The net proceeds of any securities we sell under these registration statements may be used to fund working capital and capital expenditures, including the purchase of aircraft and construction of facilities on or near airports. Through September 30, 2005, we had issued a total of $748 million in securities under these registration statements.

Financing activities for the nine months ended September 30, 2004 consisted primarily of (1) the financing of eight aircraft with $264.1 million in floating rate equipment notes purchased with proceeds from our public offering of Series 2004-1 pass-through certificates, (2) the financing of two aircraft with $68.0 million of 12-year floating rate equipment notes issued to a European bank, (3) the repayment of three spare engine notes totaling $9.1 million, and (4) scheduled maturities of debt of $45.7 million.

Working Capital. We had a working capital deficit of $5.2 million at September 30, 2005, which is customary for airlines, primarily because air traffic liability is classified as a current liability. We expect to meet our obligations as they become due through available cash, investment securities and internally generated funds, supplemented as necessary by debt and/or equity financings and proceeds from sale and leaseback transactions. We expect to generate positive working capital through our operations. However, we cannot predict whether current trends and conditions will continue or what the effect on our business might be from the extremely competitive environment we are operating in or from events that are beyond our control, such as continued unprecedented high fuel prices, the impact of airline bankruptcies or consolidations, U.S. military actions or acts of terrorism. We still need to obtain financing for two of our remaining 2005 aircraft deliveries and 16 of our 2006 deliveries, as our anticipated cash flows from operations will not be adequate to cover the acquisition costs of these aircraft. Assuming that we obtain this financing and utilize the predelivery short-term borrowing facility available to us, we believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

Contractual Obligations

Our noncancelable contractual obligations at September 30, 2005 include the following (in millions):

	Payments due in
	Total	2005	2006	2007	2008	2009	Thereafter
Long-term debt (1)	$3,131	$67	$253	$249	$285	$192	$2,085
Operating leases	1,262	35	136	133	122	109	727
Flight equipment obligations	6,840	290	1,105	1,195	1,230	1,260	1,760
Short-term borrowings	45	45	—	—	—	—	—
Facilities and other (2)	1,192	100	83	73	84	101	751
Total	$12,470	$537	$1,577	$1,650	$1,721	$1,662	$5,323

(1)	Includes actual interest and estimated interest for floating-rate debt based on September 30, 2005 rates.

(2)	Amounts represent noncancelable commitments for the purchase of goods and services.

There has been no material change in the terms of our debt instruments or financial covenants from the information provided in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Current Report on Form 8-K filed on October 12, 2005. There are no new financial covenants associated with any of our new debt issued in 2005. At September 30, 2005, we were in compliance with the covenants of all of our debt and lease agreements. We have $26.5 million of restricted cash pledged under standby letters of credit related to certain of our leases which expire at the end of the related lease terms.

As of September 30, 2005, we operated a fleet of 81 Airbus A320 aircraft, of which 56 were owned and 25 were leased under operating leases, and have taken delivery of one Airbus A320 and two leased EMBRAER 190 aircraft, which are not yet in revenue service. The average age of our fleet was 2.6 years at September 30, 2005.

As of September 30, 2005, we had on order 101 Airbus A320 aircraft and 99 EMBRAER 190 aircraft with options to acquire 50 additional Airbus A320 aircraft and 100 additional EMBRAER 190 aircraft which are scheduled for delivery through 2016 (on a relatively even basis during each year) as follows:

	Firm			Option		End of Year Cumulative Total Fleet(1)
Year	A320	E190	Total	A320	E190
Remainder of 2005	3	6	9	—	—	93
2006	16	18	34	—	—	127
2007	17	18	35	—	—	162
2008	17	18	35	2	—	199
2009	18	18	36	2	—	237
2010	18	18	36	2	—	275
2011	12	3	15	9	15	314
2012	—	—	—	20	18	352
2013	—	—	—	15	18	385
2014	—	—	—	—	18	403
2015	—	—	—	—	18	421
2016	—	—	—	—	13	434
	101	99	200	50	100

(1)	Assumes all options are exercised.

Committed expenditures for our 200 firm aircraft and 34 spare engines include estimated amounts for contractual price escalations and predelivery deposits. Debt financing has been arranged for all of our remaining 2005 Airbus A320 and one of our EMBRAER 190 aircraft deliveries. Lease financing has been arranged for the next 28 of our EMBRAER 190 aircraft deliveries. Although we believe that debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot assure you that we will be able to secure financing on terms attractive to us, if at all, which may require us to modify our aircraft acquisition plans. Anticipated capital expenditures for facility improvements, spare parts, and ground purchases for the remainder of 2005 are projected to be approximately $40 million in the aggregate. In addition, we expect to execute a lease with the Port Authority of New York and New Jersey by year end for a new terminal at JFK that will require an $80 million security deposit during the construction period. We plan to meet this requirement by issuing an $80 million cash collateralized letter of credit.

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

Other Information

EMBRAER 190. During the third quarter, our new EMBRAER 190 aircraft received certification from the Brazilian Centro Técnico Aeroespacial and the U.S. Federal Aviation Administration. Following these certifications, we took delivery of the first two E190 aircraft in September 2005. These aircraft are equipped with 36 channels of free DirectTV®, movie selections from FoxInFlight™ and larger 6.8 inch television screens and are the first of our fleet to have 100 channels of free XM Satellite Radio. We are currently conducting demonstration flights with these two aircraft with plans to commence revenue service between New York and Boston on November 8, 2005.

Accelerated Option Vesting. On October 19, 2005, our Board of Directors approved the acceleration of the vesting of all unvested stock options awarded under our stock incentive plan, excluding those held by Section 16 officers and members of our Board of Directors. As a result of this action, options to purchase up to approximately 13 million shares of common stock may become exercisable effective December 9, 2005, representing approximately 65% of our total current outstanding options. All other terms and conditions applicable to such options, including the exercise prices, remain unchanged.

We will seek consent from holders of incentive stock options, or ISOs, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, if the acceleration would have the effect of changing the status of these options for federal income tax purposes from an incentive stock option to a non-qualified stock option. The decision to accelerate vesting of these options was made primarily to avoid recognizing the related compensation cost in our future consolidated financial statements upon our adoption of SFAS No. 123(R), Share Based Payment, in January 2006. Assuming that all holders of ISOs elect to accelerate, this action will result in a non-cash, one-time stock compensation expense that is estimated to be up to $9 million in the fourth quarter of 2005. However, even after giving effect to this option acceleration, we still expect to incur non-cash stock compensation expense since we plan to continue to issue stock options as part of our compensation strategy and continue our crewmember stock purchase plan.

Stock Split. On October 19, 2005, our Board of Directors declared a three-for-two split of our common stock. The additional shares resulting from the split will be distributed on December 23, 2005 to stockholders of record at the close of business on December 12, 2005. The stock split will be effected pursuant to a stock dividend.

LiveTV. In April 2005, LiveTV entered into an agreement with Virgin Blue, an Australian airline, for the sale of certain hardware and installation, programming and maintenance of their live in-seat satellite television system. Virgin Blue has committed to equip 51 of their Boeing 737 aircraft with the LiveTV system and has the option to install the system on additional aircraft.

New Service. We continue to add new routes and destinations, as reflected by our new daily non-stop service from New York’s JFK Airport to: (1) Boston, Massachusetts in November 2005; (2) Austin, Texas in January 2006; and (3) Richmond, Virginia in March 2006. We plan to offer daily non-stop service from Boston to: (1) Seattle, Washington and (2) West Palm Beach, Florida in November 2005; (3) Austin, in January 2006; (4) Nassau, The Bahamas in February 2006; and (5) Richmond in April 2006. We also plan to add service from Newark, New Jersey to San Juan, Puerto Rico in November 2005; from New York’s La Guardia Airport to West Palm Beach in December 2005; and from Fort Lauderdale, Florida to Oakland, California in January 2006. We also plan to increase service from New York’s JFK Airport to Buffalo, New York and Burlington, Vermont. To facilitate our continued growth at JFK, we plan to add seven more gates adjacent to our current terminal, which will enable us to offer up to 200 daily flights.

We recently filed an application with the Department of Transportation, or the DOT, to offer daily non-stop service between New York and Cancun, Mexico. If the DOT approves this new route, and subject to approval by the Mexican government, we plan to begin service from New York’s JFK airport by December 17, 2005 or within 90 days of receiving the DOT’s authorization to operate the route.

Automated Systems. We are in the process of testing and plan to implement in the first quarter of 2006 a new general ledger and human resources system. We had also planned to implement a new maintenance and inventory tracking system in 2005, for which we had capitalized $7.5 million at September 30, 2005, but are currently re-evaluating whether we will be able to implement it or whether we will need to replace it with a different application.

Recent Awards. JetBlue won the ‘‘Best Domestic Airline’’ award by Condé Nast Traveler’s 2005 Readers’ Choice Awards for the fourth consecutive year in September 2005. JetBlue also won the ‘‘Best Single-Class Airline’’ award in Condé Nast Traveler’s 2005 Business Travel Awards and scored business traveler’s best rating for value of any airline in the world, both of which were won for the fourth time.

Forward-Looking Information. This report contains forward-looking statements relating to future events and our future performance including, without limitation, statements regarding financial forecasts or projections, our expectations, beliefs, intentions or future strategies that are signified by the words ‘‘expects’’, ‘‘anticipates’’, ‘‘intends’’, ‘‘believes’’, ‘‘plans’’, or similar language. Our actual results and the timing of certain events could differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date of this report. It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter.

Forward-looking statements involve risks, uncertainties and assumptions and are based on information currently available to us. Actual results may differ materially from those expressed in the forward looking statements due to many factors, including without limitation, our extremely competitive industry, our ability to implement our growth strategy, including the integration of the EMBRAER 190 aircraft into our operations, our significant fixed obligations and our reliance on high daily aircraft utilization, increases in maintenance costs, fuel prices and interest rates, our dependence on the New York market, seasonal fluctuations in our operating results, our reliance on sole suppliers, government regulation, the loss of key personnel and potential problems with our workforce, the potential liability associated with the handling of our customer data, and future acts of terrorism or the threat of such acts or escalation of U.S. military involvement overseas.

Additional information concerning these and other factors is contained in our SEC filings, including but not limited to, our 2004 Form 10-K/A and our Forms 10-Q/A for the quarterly periods ended March 31, 2005 and June 30, 2005.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2004 Form 10-K/A, except as follows:

Aircraft Fuel. As of September 30, 2005, we had hedged approximately 44% of our expected remaining 2005 fuel requirements using crude oil swaps and caps. Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the September 30, 2005 cost per gallon of fuel, including the effects of our fuel hedges. Based on our projected twelve month fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $76 million, compared to an estimated $31 million for 2004 measured as of September 30, 2004. See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information.

Fixed Rate Debt. On September 30, 2005, our $425.0 million aggregate principal amount of convertible debt had an estimated fair value of $389.7 million, based on quoted market prices.

Item 4.    Controls and Procedures.

Restatement of Previous Filings

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

Rent Expense. Statement of Financial Accounting Standards No. 13, Accounting for Leases, or SFAS No. 13, provides that rent expense for operating leases containing minimum escalations should be recognized ratably over their respective lease term. Historically, we have accounted for our airport ground and facilities leases on an as-incurred basis. An extensive review of our leases revealed, however, that some of these leases contain minimum rent escalations, which resulted in rent expense not recognized in accordance with generally accepted accounting principles. The adjustment recognized rent expense on a straight-line basis as required. The adjustment resulted in $1.5 million increased rent expense in prior years and $1.5 million decreased rent expense for the six months ended June 30, 2005.

Depreciation Expense for Leasehold Improvements. Improvements made to leased space should be depreciated over their related lease term or their useful economic life, whichever is shorter. Historically, we had assumed renewal of our leases for airport space and depreciated these improvements over their expected useful economic lives. Based on recent interpretative guidance from the SEC staff, we have restated our financial statements to reflect depreciation of our leasehold improvements over the shorter of their economic lives or their remaining lease terms, including any reasonably assured renewal periods. The adjustment resulted in increased depreciation expense of $0.5 million in prior years and decreased depreciation expense $1.1 million for the six months ended June 30, 2005.

Passenger Revenue. In September 2005, during the performance of our monthly reconciliation control over air traffic liability, we discovered that we had inadvertently recognized passenger revenue related to unpaid ticket reservations. The adjustment decreased passenger revenue by $1.4 million in 2004 and $1.9 million for the six months ended June 30, 2005.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Remediation of Material Weakness in Internal Control

We have performed an extensive review of our leases and our leasehold improvements in an effort to ensure that the restated financial statements reflect all necessary adjustments. We have also designed new internal control procedures to remediate the controls over unpaid ticket reservations and to ensure that new leases and changes to existing leases, as well as future leasehold improvements, will be accounted for in accordance with generally accepted accounting principles, including the following:

•	We have designed a checklist to facilitate the identification of terms in all new lease agreements and amendments to existing lease agreements that require additional analysis or accounting;

•	We have added an additional review of the depreciable lives for leasehold improvements to ensure that the assigned lives are consistent with generally accepted accounting principles; and

•	We have added a control to our monthly account reconciliation process to review the age of receivables to ensure timely follow-up has been performed on unpaid ticket reservations. We have also reemphasized with our employees who are responsible for resolving unpaid reservations about the importance of performing these duties on a timely basis.

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

Changes in Internal Controls

Other than as expressly noted above in this Item 4, there were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), identified in connection with the evaluation of our controls performed during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

Beginning in September 2003, multiple lawsuits were commenced against us alleging various causes of action, including fraudulent misrepresentation, breach of contract, violation of privacy rights, as well a violations of consumer protection statutes and federal electronic communications laws. These claims arose out of our providing access to limited customer data to a government contractor in connection with a test project for military base security. The Utah state court class action has been voluntarily dismissed with prejudice; the California state court action filed as a private attorney general lawsuit has been dismissed with prejudice and is now on appeal; and the multidistrict federal court class action in the U.S. District Court for the Eastern District of New York has been dismissed with prejudice. Given the procedural disposition of this matter, we do not believe this event will have a material adverse impact on our financial position, results of operations or cash flows.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

For the quarter ended September 30, 2005, 5,400 shares of common stock were surrendered or withheld in connection with the payment of the exercise price or withholding of taxes in respect of the exercise of outstanding stock options.

Item 6.    Exhibits

Exhibits: See accompanying Exhibit Index included after the signature page of this report for a list of the exhibits filed or furnished with this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date: October 25, 2005

By: /s/ HOLLY NELSON
Vice President and Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
10.1†	Amendment No. 24 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated July 21, 2005.
10.2†	Side Letter No. 19 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated July 21, 2005.
10.3†	Amendment No.1 to Purchase Agreement DCT-025/2003 , dated July 8, 2005, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation.
10.4†	Amendment No. 1 to Letter Agreement DCT-026/2003, dated as of July 8, 2005, between Embraer- Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation.
12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certifications Pursuant to Rule 13a-14(a)/15d-14(a), furnished herewith.
31.2	Certifications Pursuant to Rule 13a-14(a)/15d-14(a), furnished herewith.
32.1	Certification Pursuant to Section 1350, furnished herewith.

+	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the SEC pursuant to a Confidential Treatment Request filed with the SEC.