Form 10-K
period 2005-12-31
JETBLUE AIRWAYS CORP
filed 2006-02-14
CIK 1158463

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

(718) 286-7900
Registrant's telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value
(Title of class)

Participating Preferred Stock Purchase Rights
(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Security Act. Yes       No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes       No

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act.    Large accelerated filer     Accelerated filer     Non-accelerated filer

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $1,707,200,000 (based on the last reported sale price on the Nasdaq National Market on that date). The number of shares outstanding of the registrant's common stock as of January 31, 2006 was 173,024,690 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2006 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

Table of Contents

PART I.
Item 1.	Business	1
	Overview	1
	Our Strategy	2
	Our Competitive Strengths	3
	Our Industry	5
	Competition	6
	Route Network	7
	High Quality Customer Service	8
	Safety and Security	9
	Marketing and Distribution	9
	Customer Loyalty Program	10
	Pricing	10
	Revenue Management	11
	People	11
	Maintenance	12
	Aircraft Fuel	12
	LiveTV, LLC	13
	Government Regulation	13
Item 1A.	Risk Factors	16
	Risks Related to JetBlue	16
	Risks Associated with the Airline Industry	20
Item 2.	Properties	22
Item 3.	Legal Proceedings	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
	Executive Officers of the Registrant	23
PART II.
Item 5.	Market for Registrant's Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities	25
Item 6.	Selected Financial Data	26
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29
	Overview	29
	Outlook for 2006	31
	Results of Operations	31
	Liquidity and Capital Resources	37
	Contractual Obligations	39
	Off-Balance Sheet Arrangements	40
	Critical Accounting Policies and Estimates	40
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 8.	Financial Statements and Supplementary Data	44
	Consolidated Balance Sheets	44
	Consolidated Statements of Income	46
	Consolidated Statements of Cash Flows	47
	Consolidated Statements of Stockholders' Equity	48
	Notes to Consolidated Financial Statements	49
	Reports of Independent Registered Public Accounting Firm	64
Item 9A.	Controls and Procedures	67

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

You should understand that many important factors, in addition to those discussed or incorporated by reference in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Potential factors that could affect our results include, in addition to others not described in this report, those described in Item 1A of this report under "Risks Related to JetBlue" and ‘‘Risks Associated with the Airline Industry’’. In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur.

iii

ITEM 1.    BUSINESS

Overview

JetBlue Airways Corporation, or JetBlue, is a major low-cost passenger airline that provides high-quality customer service at low fares primarily on point-to-point routes. As of February 14, 2006, we operated a total of 369 daily flights. We focus on serving markets that previously were underserved and/or large metropolitan areas that have had high average fares. We currently serve 34 destinations in 15 states, Puerto Rico, the Dominican Republic and The Bahamas. We intend to maintain a disciplined growth strategy by increasing frequency on our existing routes, connecting new city pairs and entering new markets. For the year ended December 31, 2005, JetBlue was the 9th largest passenger carrier in the United States based on revenue passenger miles.

We had a net loss of $20 million and net income of $46 million for the years ended December 31, 2005 and 2004, respectively. We generated operating margins of 2.8% and 8.8% in 2005 and 2004, respectively, which were higher than most other major U.S. airlines, according to reports by those airlines. This was our first loss since our first year of operations in 2000 and primarily resulted from the inability to raise fares to fully recover the increased cost of record high fuel prices. Our load factor (the percentage of aircraft seating capacity actually utilized) of 85.2% during 2005 was higher than that reported by any of the other major U.S. airlines, whose weighted average load factor was 78.0%. In 2005, we demonstrated our commitment to customer service by attaining the highest completion factor amongst all major U.S. airlines. We are committed to operating our scheduled flights whenever possible; however, this philosophy, along with operating at three of the most congested and delay-prone domestic airports, contributed to a 71.4% on-time performance in 2005, which was lower than all but one major U.S. airline.

        We are scheduled to add 96 new Airbus A320 aircraft and 92 EMBRAER 190 aircraft to our current operating fleet of 87 Airbus A320 and nine EMBRAER 190 aircraft by the end of 2011. We have an experienced management team and a strong company culture with a productive and incentivized workforce that strives to offer high-quality customer service, while at the same time operating efficiently and keeping costs low. Our high daily aircraft utilization and low distribution costs also contribute to our low operating costs. Our widely available low fares are designed to stimulate demand, which we have demonstrated through our ability to increase passenger traffic in the markets we serve. In addition to our low fares, we offer our customers a differentiated product, including new aircraft, leather seats, reliable operating performance, 36 channels of free LiveTV (a satellite TV service with programming provided by DIRECTV®), and movie selections from FOX InFlight at every seat. In 2006, we plan to add 100 channels of free XM Satellite Radio to our A320 fleet, a service which is already available on our EMBRAER 190 fleet.

JetBlue was incorporated in Delaware in August 1998. Our principal executive offices are located at 118-29 Queens Boulevard, Forest Hills, New York 11375 and our telephone number is (718) 286-7900. Our filings with the Securities and Exchange Commission, or the SEC, are accessible free of charge at our website http:// investor.jetblue.com. Information contained on our website is not incorporated by reference in this report. As used in this Form 10-K, the terms ‘‘JetBlue’’, ‘‘we’’, ‘‘us’’, ‘‘our’’ and similar terms refer to JetBlue Airways Corporation and its subsidiaries, unless the context indicates otherwise.

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

Stimulate Demand with Low Fares. Our widely available low fares and product offering are designed to stimulate demand, particularly from fare-conscious leisure and business travelers who might otherwise have used alternative forms of transportation or would not have traveled at all. We have seen this ‘‘JetBlue Effect’’ in several of our markets. For example, according to the Department of Transportation, or DOT, before we introduced our service in the first quarter of 2004, the average number of daily passengers flying between Sacramento and all three New York City metropolitan airports was 178. One year after our entry, the average number of daily passengers flying in that market increased 69% to 301, of whom 119, or 40%, flew JetBlue. Over the same time period, the average one-way fare for these flights also decreased 21%.

Emphasize Low Operating Costs. We are committed to keeping our unit costs low. We have achieved our low unit costs primarily by maintaining high aircraft utilization, operating only two aircraft types with a single class of service, using advanced technologies and employing an incentivized and productive workforce. We are focused on using technology to improve efficiency, and we believe that the high percentage of bookings on our website, fully ticketless reservation system and other initiatives will help us continue to keep our costs low. We plan to grow from our fleet of 92 aircraft as of December 31, 2005 to 284 aircraft by the end of 2011 and we believe the addition of a second type of aircraft, the EMBRAER 190, which entered revenue service in November 2005, will not significantly impact our ability to continue to contain our operating costs. As we grow, we expect some benefit from economies of scale by leveraging our current infrastructure over an expanded operation.

Offer Point-to-Point Flights to Underserved and/or Overpriced Markets. In considering new markets, we focus on point-to-point service to markets that are underserved and/or metropolitan areas with high average fares. In determining which markets to select, we analyze publicly available data from the DOT showing the historical number of passengers, capacity and average fares over time in all North American city-pair markets. Using this data, combined with our knowledge and experience about how the same or comparable markets have behaved in the past when prices increased or decreased, we forecast the level of demand in a particular market that will result from the introduction of our service and lower prices, as well as the anticipated reaction of existing airlines in that market. Consistent with these criteria, we chose New York City as our principal base of operations, which prior to our entry lacked significant low-fare domestic service, despite being the nation's largest travel market. We continue to grow in the Los Angeles area, which is the second largest metropolitan area in the United States, through our operations at three Los Angeles area airports. In 2004, we launched service from Boston, MA, the seventh largest metropolitan area in the United States, and have continued to grow our operations from 15 to 34 daily flights.

We plan to use our new EMBRAER 190 aircraft to stimulate demand in many mid-sized markets which are currently underserved and/or have high average fares by offering our low-fare, point-to-point service in addition to increasing the frequency of flights on our existing routes and between existing destinations. We also expect to be able to offer sufficient frequency in new markets with the ability to upgrade to our larger Airbus A320 aircraft in response to growing demand. We believe that this is important to customers who choose airlines based on low fares and convenient schedules. We intend to continue to emphasize point-to-point travel while also offering our customers convenient connections where we have the opportunity to do so. An emphasis on point-to-point travel allows us to utilize both our employees and facilities more efficiently. It also enables more customers to enjoy the convenience of non-stop travel and limits connecting flight delays and lost baggage.

Differentiate Our Product and Service. We believe that a key to our current and long-term success is that we offer customers a better alternative for air travel and a distinctive flying experience that includes new aircraft, leather seats, simple and low fares, 36 channels of free LiveTV at every seat, pre-assigned seating, movie channel offerings from FOX InFlight and reliable performance. We place a very high emphasis on customer service. We strive to communicate openly and honestly with customers about delays, especially when weather or mechanical problems disrupt service. We have a philosophy of not canceling flights, unless absolutely necessary, in order to fulfill our commitment of getting customers to their destination even if it means getting there late. Unlike most other airlines, we have a policy of not overbooking our flights. Based on customer feedback, we believe our high-quality service is an important reason why our customers choose us over other airlines. In 2006, we plan to continue to improve our customers’ flying experience by equipping all of our aircraft with larger 6.8 inch television screens and 100 channels of XM Satellite Radio, each of which is already available on our EMBRAER 190 aircraft, and by offering rotating snack options and additional premium inflight services.

Our Competitive Strengths

Low Operating Costs. For the year ended December 31, 2005, our airline cost per available seat mile of 6.91 cents was lower than any of the other major U.S. airlines. Our low unit costs allow us to offer fares low enough to stimulate new demand and to attract customers away from higher-priced competitors.

The key to our low unit costs is the high productivity of our assets and our employees. Some of the factors that contribute to our low unit costs are:

•	We utilize our aircraft efficiently. For the year ended December 31, 2005, each of our A320 aircraft operated an average of 13.5 hours per day, which we believe was higher than that of any other major U.S. airline. By using our aircraft more efficiently than other airlines, we are able to spread our fixed costs over a greater number of flights and available seat miles. We achieve high aircraft utilization in several ways. We operate a number of ‘‘red eye’’ flights, which enable a portion of our fleet to remain productive through the night. In addition, our aircraft are scheduled with minimum ground time to avoid unnecessary time spent at airport gates. Quick, efficient airport turns increase the number of daily flights per aircraft. Our new EMBRAER 190 aircraft operated an average of 8.1 hours per day, which we anticipate increasing as we gain experience with this aircraft.

•	Our workforce is productive. We take great care to hire and train employees who are enthusiastic and committed to serving our customers and we incentivize them to be productive. Our employee productivity is created by greater fleet commonality, fewer unproductive labor work rules, use of part-time employees and the effective use of advanced technology. For example, most of our reservation sales agents work from their homes, providing us better scheduling flexibility and allowing employees to customize their desired schedules. Our compensation packages are designed to align the interests of our employees with our stockholders.

•	We have low distribution costs. Our distribution costs are low for several reasons. We utilize only electronic tickets which saves paper, postage, employee time and back-office processing expense and all of our customers book travel directly with us, which saves computer reservation systems fees. For the year ended December 31, 2005, 77.5% of our sales were booked on www.jetblue.com, our least expensive form of distribution, and 22.5% were booked through our agents.

•	We currently operate only two types of aircraft with a single class of service. Operating a limited number of aircraft types leads to increased cost savings as maintenance issues are simplified, spare parts inventory requirements are reduced, scheduling is more efficient and training costs are lower. A single class of service simplifies our operations, enhances productivity, increases our capacity and offers an operating cost advantage. We consider the recent addition of our EMBRAER 190 aircraft, although a second fleet type, to be an

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

New Aircraft Fleet. By using our strong capital base, we have been able to acquire a fleet of new aircraft, which has set JetBlue apart from other airlines, both new and established.

We currently operate 87 Airbus A320 aircraft and nine EMBRAER 190 aircraft, all of which were delivered to us new. We are now the second largest A320 operator in the world as measured by weekly departures. The A320 is a fuel-efficient and very reliable aircraft. In 2005, we completed 99.2% of our scheduled flights and we believe we have the best dispatch reliability of all A320 operators, which illustrates the dedication of our employees and the reliability of the A320 aircraft. Our completion factor was 98.4% for the EMBRAER 190, which was not unexpected given the challenges of launching a new aircraft type. As we gain more experience with this aircraft, we expect its reliability to improve.

The EMBRAER 190 incorporates advanced design features, such as integrated avionics, fly-by-wire flight controls, efficient GE Aircraft Engines CF34-10 engines and dual Heads Up Display, which allows our pilots to monitor their instruments concurrently while viewing the environment outside the aircraft. The EMBRAER 190 has a range of approximately 2,000 nautical miles enabling it to fly a wide range of markets from short-haul to certain long-haul markets. We view the EMBRAER 190 as an opportunity to augment our growth strategy by penetrating the mid-sized market segment, which we define as those markets with between 100 and 600 local passengers per day each way, and is a significant segment of the U.S. domestic market.

All of our aircraft are equipped with leather seats in a comfortable single class layout. The Airbus A320 has a wider cabin than both the Boeing 737 and 757, two comparable types of aircraft operated by many of our competitors. The EMBRAER 190 has 100 leather seats, which are wider than those currently in use in our A320s, in an all-coach, two-by-two seating configuration with free LiveTV and XM Satellite Radio, and either 32 or 33 inches between rows of seats. We continually search for ways to improve our operating performance and safety features. For example, we have equipped our fleet with life rafts, life vests and high frequency radios, which often better enables us to avoid weather-related congestion on the East Coast by flying farther out over the Atlantic Ocean between New York and Florida.

Strong Brand. We believe that we have made significant progress in establishing a strong brand that helps to distinguish us from our competitors by identifying us as a safe, reliable, low-fare airline that is focused on customer service and provides an enjoyable flying experience. In 2005, we were voted the best domestic airline in the Conde Nast Traveler's Readers' Choice Awards for the fourth consecutive year and, for the third year in a row, were voted the best domestic airline in the Conde Nast Traveler Business Traveler Awards. In 2006, we earned the "Passenger Service Award’’ from Air Transport World.

Strong Company Culture. We believe that we have created a strong and vibrant service-oriented company culture, which is built around our five key values: safety, caring, integrity, fun and passion. The first step is hiring people who are friendly, helpful, team-oriented and customer-focused. We reinforce our culture through an extensive orientation program for new employees that emphasizes the importance of customer service, productivity and cost control to help maintain our success. We communicate actively on a regular basis with all of our employees, keep them informed about events at the company and solicit feedback for ways to improve teamwork and their working environment. We also provide extensive training for our employees, including a leadership program and other training, which emphasizes the importance of safety.

Well-Positioned in New York Metropolitan Area, the Nation's Largest Travel Market. Our primary base of operations at New York's John F. Kennedy International Airport, or JFK, provides us access to a market of over 21 million potential customers in the New York metropolitan area and approximately six million potential customers within 15 miles of the airport. Our location at JFK has allowed us to provide reliable service to our customers. JFK generally only experiences congestion from the late afternoon to the early evening when international traffic and the domestic traffic that feeds it are at their peak. This period, from 3:00 p.m. to 7:59 p.m., is regulated by the Federal Aviation Administration, or FAA, High Density Rule, which requires a slot or slot exemption for every landing and takeoff. While we have 75 daily slot exemptions at JFK that allow us to fly during this congested period, we schedule approximately two-thirds of our JFK flights outside of this period. JFK's infrastructure, which includes four runways, large facilities and a direct light-rail connection to the New York City subway system and Long Island Rail Road, provides us with operational efficiencies that we believe have contributed to our profitability. Because of recent runway construction and increased congestion, we have encountered more delays at JFK than we had in the past.

       In November 2005, we reaffirmed our long-term commitment to the New York metropolitan area by entering into a 30-year lease for the construction and operation of a new Terminal 5 at JFK, our largest infrastructure project ever. When completed in 2009, the new terminal will enable us to more than double the number of flights we are currently capable of out of our existing facilities. With the addition of service to Newark’s Liberty International Airport in October 2005 and New York’s LaGuardia Airport in 2004, we now serve all three major New York metropolitan airports. While LaGuardia and Newark have increased our access to the New York market, they have also made us more susceptible to flight delays resulting from the greater congestion associated with these airports.

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

Our Industry

The passenger airline industry in the United States has traditionally been dominated by the major U.S. airlines, the largest of which are American Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines, Southwest Airlines, United Air Lines and US Airways. The DOT defines the major U.S. airlines as those airlines with annual revenues of over $1 billion, which currently consists of 16 passenger airlines. These major U.S. airlines offer scheduled flights to most large cities within the United States and abroad and also serve numerous smaller cities. Most major U.S. airlines have adopted the ‘‘hub and spoke’’ route system. This system concentrates most of an airline's operations at a limited number of hub cities, serving most other destinations in the system by providing one-stop or connecting service through the hub.

Regional airlines, such as SkyWest Airlines and Mesa Airlines, typically operate smaller aircraft on lower-volume routes than major U.S. airlines. In contrast to low-fare airlines, regional airlines generally do not try to establish an independent route system to compete with the major U.S. airlines. Rather, regional airlines typically enter into relationships with one or more ‘‘hub and spoke’’ major U.S. airlines under which the regional airline agrees to use its smaller aircraft to carry passengers booked and ticketed by the major U.S. airline between a hub of the major airline and a smaller outlying city.

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

While Southwest remains the largest low-fare airline today, other low-fare airlines have also been able to offer substantially lower fares than the major U.S. airlines, especially following the economic downturn which started in early 2001 and was magnified by the September 11, 2001 terrorist attacks. Low-fare airlines have been able to compete because of their low-cost structures and have been able to stimulate demand by attracting fare-conscious leisure and business passengers who might have otherwise used alternative forms of transportation or not traveled at all. As a result, low-fare airlines with an acceptable level of service and frequency have seen a migration of travelers away from the major U.S. airlines. These trends have contributed to significant growth in the low-fare airline sector, which accounted for 24% of domestic capacity in 2005.

Competition

The airline industry is highly competitive. Airline profits are sensitive to even slight changes in fuel costs, average fare levels and passenger demand. Passenger demand and fare levels have historically been influenced by, among other things, the general state of the economy, international events, industry capacity and pricing actions taken by other airlines. The principal competitive factors in the airline industry are fare pricing, customer service, routes served, flight schedules, types of aircraft, safety record and reputation, code-sharing relationships, in-flight entertainment systems and frequent flyer programs. In addition, the migration of fare-conscious travelers away from traditional major U.S. airlines and their deteriorating market share has forced some of these airlines to undertake broad cost-cutting measures and to reevaluate their basic business models as they try to remain viable.

Our competitors and potential competitors include major U.S. airlines, low-fare airlines, regional airlines and new entrant airlines. The other major airlines are larger, generally have greater financial resources and serve more routes than we do. They also use some of the same advanced technologies that we do, such as ticketless travel, laptop computers and website bookings. Since deregulation of the airline industry in 1978, there has been continuing consolidation in the domestic airline industry. More recently, there have been numerous bankruptcies or threatened bankruptcies by major airlines, permitting them to reduce labor rates, restructure debt, terminate pension plans and generally reduce their cost structure, which could enable them to compete more aggressively. In September 2005, Northwest Airlines and Delta Air Lines each filed for bankruptcy. In the fall of 2005, US Airways, which had been in bankruptcy, and America West completed a merger, which could enable the combined entity to have lower costs and a more rationalized route structure and therefore be better able to compete. Prior to this merger, airlines in bankruptcy accounted for approximately 45% of the total available seat miles generated by all U.S. airlines in 2005. Delta Air Lines announced that in 2006 it would cease operating Song, the low-fare operation it started in 2003; however, the experience it gained from operating Song may allow it to compete more effectively. In January 2006, Independence Air ceased operations after having filed for bankruptcy in November 2005. Further consolidation, restructuring or bankruptcies within the industry could result in a greater concentration of assets and resources among the largest major U.S. airlines, the impact of which we cannot predict.

Price competition occurs through price discounting, fare matching, targeted sale promotions or frequent flyer travel initiatives, all of which are usually matched by other airlines in order to maintain their level of passenger traffic. A relatively small change in pricing or in passenger traffic could have a disproportionate effect on an airline's operating and financial results. These factors may have a greater impact during time periods when the industry encounters continued financial losses, as airlines under financial pressures may institute pricing structures to achieve near-term survival rather than long-term viability. Our ability to meet this price competition depends on, among other things, our ability to operate at costs equal to or lower than our competitors.

Competition within the domestic airline industry during 2005 resulted in sustained price competition and increased capacity on the routes we fly, including capacity that was added by us. The competitive industry environment has affected our ability to increase fares and, together with record high fuel prices, has adversely impacted our operating results. In an effort to become profitable, other major airlines have shifted some of their domestic capacity to their international routes, where they are better able to include fuel surcharges in their fares. As our route structure is primarily domestic U.S., we have been unable to recover all of the increased cost of fuel in our ticket prices. We anticipate the extremely competitive nature of the industry to continue.

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

Route Network

Our operations primarily consist of transporting passengers on our aircraft, with domestic U.S. operations, which includes Puerto Rico, accounted for 98.5% of our capacity in 2005. The table below demonstrates the distribution of our available seat miles, or capacity, by region:

	Year Ended December 31,
Capacity Distribution	2005	2004	2003
East Coast—Western U.S.	55.1%	55.1%	56.2%
Northeast—Florida	33.5%	32.7%	31.7%
Medium—haul	1.1%	1.2%	1.0%
Short—haul	3.9%	4.5%	5.9%
New York—Caribbean, including Puerto Rico	6.4%	6.5%	5.2%
Total	100.0%	100.0%	100.0%

We currently provide service to 34 destinations in 15 states, Puerto Rico, the Dominican Republic and The Bahamas, as set forth in the following table:

Destination	Service Commenced
New York, New York (JFK Airport)	February 2000
Fort Lauderdale, Florida	February 2000
Buffalo, New York	February 2000
Tampa, Florida	March 2000
Orlando, Florida	June 2000
Ontario, California	July 2000
Oakland, California	August 2000
Rochester, New York	August 2000
Burlington, Vermont	September 2000
West Palm Beach, Florida	October 2000
Salt Lake City, Utah	November 2000
Fort Myers, Florida	November 2000
Seattle, Washington	May 2001
Syracuse, New York	May 2001
Denver, Colorado	May 2001
New Orleans, Louisiana	July 2001
Long Beach, California	August 2001
Washington, D.C. (Dulles Airport)	November 2001
San Juan, Puerto Rico	May 2002
Las Vegas, Nevada	November 2002
San Diego, California	June 2003

Destination	Service Commenced
Boston, Massachusetts	January 2004
Sacramento, California	March 2004
Aguadilla, Puerto Rico	May 2004
Santiago, Dominican Republic	June 2004
San Jose, California	June 2004
New York, New York (LGA Airport)	September 2004
Phoenix, Arizona	October 2004
Nassau, The Bahamas	November 2004
Burbank, California	May 2005
Portland, Oregon	May 2005
Ponce, Puerto Rico	June 2005
Newark, New Jersey	October 2005
Austin, Texas	January 2006
Richmond, Virginia	March 2006 *
Hamilton, Bermuda	May 2006 *

*	Date service is scheduled to commence.

In January 2006, we began service between Boston and Washington D.C. with six daily flights on our EMBRAER 190 aircraft and, in February 2006, we commenced service from Boston to Nassau, The Bahamas. We are the leading carrier in number of flights flown per day between the New York metropolitan area and Florida, as well as individually to Fort Lauderdale, the most traveled route in the nation, as measured by the average number of passengers flown per day. We also offer the most flights from the New York metropolitan area to California, as well as individually to both the Los Angeles and the San Francisco Bay areas. We are JFK's largest airline measured by passengers.

We have filed applications with the DOT to offer daily non-stop service from New York to Cancun, Mexico and Bermuda, subject to approval by the DOT, Mexican government and the Bermudian government.

Our objective is to schedule a sufficient number of flights per day on each route to satisfy demand for our low-fare service. In selecting future markets, we intend to continue to follow our strategy of providing service primarily to underserved markets with high average fares. In addition, we will seek opportunities to offer point-to-point service between our existing cities.

High Quality Customer Service

We devote a great deal of time and attention to hiring employees who will treat customers in a friendly and respectful manner. The importance of providing caring customer service is emphasized in training. In addition, our policies and procedures are designed to be customer-friendly. For example:

•	all seats are pre-assigned;

•	all travel is ticketless;

•	our policy is not to overbook flights;

•	fares are low and based on one-way travel;

•	no Saturday night stay is required; and

•	change fees are only $30 per passenger ($25 if done through our website) compared with amounts of $50 to $100 charged by other major U.S. airlines, except in certain markets where our competitors have matched our fee.

Our focus on customers is also evidenced by our fleet of all new aircraft with roomy leather seats, each equipped with free DIRECTV® and spaced comfortably apart with 34 inches of legroom between seats throughout our A320 aircraft, except for the first nine rows which have 32 inches. Seating in our EMBRAER 190 aircraft is a comfortable two-by-two configuration with either 32 or 33 inches of leg room.

Our customer commitment is also demonstrated by our reliable operational performance. For the year ended December 31, 2005, based on our data compared to the other major U.S. airlines:

•	our completion factor of 99.2% was higher than any of the other major U.S. airlines, which had an average completion factor of 98.2%, according to the DOT. We are committed to operating flights whenever possible and not canceling; however, this philosophy, along with operating at the three most congested and delay-prone airports in the U.S. (Newark, LaGuardia and JFK), has affected our on-time performance, which at 71.4% was lower than all but one major U.S. airline;

•	our incidence of delayed, mishandled or lost bags of 4.06 per 1,000 customers was the lowest as compared to other major U.S. airlines, which had an average of 6.24 delayed, mishandled or lost bags per 1,000 customers, according to the DOT; and

•	our rate of customer complaints to the DOT per 100,000 passengers of 0.29 was the second lowest as compared to the other major U.S. airlines, which had an average of 0.95 complaints, according to the DOT.

Safety and Security

We are dedicated to ensuring the safety and security of our customers and employees. We have taken numerous measures, voluntarily and as required by regulatory authorities, to increase both the safety and security of our operations.

Our ongoing focus on safety relies on hiring the best people, training them to proper standards, and providing them with most advanced tools and equipment. Safety in the workplace targets five areas of our operation: flight operations, maintenance, inflight, dispatch and customer service. Further, we emphasize both occupational and environmental safety across our network. In 2005, we introduced enhanced physical abilities testing for those workgroups at greatest risk of ergonomic injuries. These programs have resulted in significant year-over-year decreases in lost-work injuries due to muscle strains. We continue to expand our participation in voluntary assessment programs in collaboration with the FAA, including Aviation Safety Action Programs and Flight Operational Quality Assurance data gathering. These voluntary programs are the result of FAA-sponsored initiatives to raise safety performance through awareness of safety trends in the workplace. We also equip our entire fleet with the Emergency Vision Assurance system, or EVAS, which provides our flight crews with the ability to see critical flight instruments should the cockpit fill with smoke.

The Aviation and Transportation Security Act, or the Aviation Security Act, was enacted in November 2001 and federalized substantially all aspects of civil aviation security and required, among other things, the creation of the Transportation Security Administration, or the TSA, to oversee all aviation security, and the implementation of certain security measures by airlines and airports, such as the requirement that all passenger bags be screened for explosives. Funding for airline and airport security under the law is primarily provided by a $2.50 per enplanement ticket tax, with authority granted to the TSA to impose additional fees on the air carriers if necessary to cover additional federal aviation security costs. Since 2002, the TSA has imposed an Aviation Security Infrastructure Fee on all airlines to assist in the cost of providing aviation security. The fees assessed are based on airlines' actual 2000 security costs The TSA has announced that this fee structure will remain in place until further notice. A revision in the fee structure assessed by the TSA could result in increased costs for us.

We have voluntarily implemented additional security measures, including the installation of four cabin security cameras on each aircraft with a live video feed to the cockpit crew. In addition to these voluntary measures, we have complied fully with all new FAA and TSA security requirements, and will continue to abide by all future security enhancement requirements.

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

In November 2005, we introduced JetBlue Getaways, which is a one-stop, value-priced vacation website designed to meet customers' demand for self-directed packaged travel planning. Vacation packages offer competitive fares for air travel on JetBlue, a selection of JetBlue-recommended hotels and resorts, and car rentals.

In order to attract customers to our website, we provide double TrueBlue points to customers who book reservations on www.jetblue.com. We do not participate in any global distribution system and book 100% of our reservations ourself through a combination of our website and our agents. The percentage of our total sales booked on our website continues to increase and averaged 77.5% for the year ended December 31, 2005. Our agents accounted for the remaining 22.5% of our sales in 2005. Our distribution mix creates significant cost savings and enables us to continue to build loyalty with our customers through increased interaction with them.

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

The number of estimated travel awards outstanding at December 31, 2005 was approximately 142,000 awards and includes an estimate for partially earned awards. The number of travel awards used on JetBlue during 2005 was approximately 88,200, which represented less than two percent of our total revenue passenger miles for that year. Due to the structure of the program and low level of redemptions as a percentage of total travel, the displacement of revenue passengers by passengers using TrueBlue awards has been minimal to date.

Beginning in December 2004, we entered into an agreement with American Express allowing its cardholders to convert their Membership Reward points into JetBlue TrueBlue points. In June 2005, we entered into an agreement with American Express Travel Related Services Company, Inc. and American Express Bank, F.S.B., under which they began issuing a co-branded credit card to consumers in July 2005 that allows cardmembers to earn points in TrueBlue. We now have over three million TrueBlue members, which we expect will continue to grow. We intend to pursue other partnerships similar to these in the future.

Pricing

Our low cost structure allows us to offer simplified, everyday low fares to our customers. We offer a range of fares, including 14-day, 7-day and 3-day advance purchase fares and a ‘‘walkup’’ fare in each of our markets. Our fares increase as the number of days prior to travel decreases, with our highest ‘‘walkup’’ fare generally at approximately twice the amount of our lowest 14-day advance purchase fare. In addition to our regular fare structure, we frequently offer sale fares with shorter advance purchase requirements in most of the markets we serve and match the sale fares offered by other airlines.

Most other major U.S. airlines have numerous fares carrying multiple, complex restrictions in any given market, many of which require a non-refundable advance purchase and a one night stay in order to get lower fares. In contrast, we have only six basic fares. All of our fares are one-way and never require an overnight stay. However, our competitors have generally changed their restrictions to match ours in markets in which they compete with us. Our fares must be purchased at the time of reservation and are non-refundable, but any booking can be changed or cancelled prior to departure for only a $30 change fee, or only $25 on our website. Based on published fares at our time of entry, our advance purchase fares have been 30% to 40% below those existing in markets prior to our entry, while our ‘‘walk-up’’ fares have been generally been up to 60% to 70% below other major U.S. airlines' unrestricted ‘‘full coach’’ fares. As we enter new markets, the difference between our fares and those prevailing prior to our entry may not be the same magnitude as have existed in the past.

Revenue Management

Revenue management is an integrated set of business processes that provides us with the ability to understand markets, anticipate customer behavior and respond quickly to opportunities. We use revenue management in an effort to maximize passenger revenues by flight, by market and across our entire system while maintaining high load factors.

The number of seats offered at each fare is established through a continual process of forecasting, optimization and competitive analysis. Generally, past booking history and seasonal trends are used to forecast anticipated demand. These historical forecasts are combined with current bookings, upcoming events, competitive pressures and other factors to establish a mix of fares that is designed to maximize revenue. Like the other major U.S. airlines, we employ a revenue management system with sophisticated forecasting and optimization models to rapidly perform the economic tradeoffs required to determine the allocation of the number of seats available at different fares. This ability to accurately adjust seat allocations based on fluctuating demand patterns allows us to balance loads and capture more revenue from existing capacity.

While our yields were lower than all of the other major U.S. airlines due to our low fares and longer average passenger trip length, our load factor of 85.2% for the year ended December 31, 2005 was higher than that of any other major U.S. airline even though we have a policy of not overbooking our flights. We believe effective revenue management has contributed to our strong financial performance and is a key to our continued success.

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

        Full-time equivalent employees at December 31, 2005 consisted of 1,253 pilots, 1,836 flight attendants, 2,253 airport operations personnel, 393 technicians, whom others refer to as mechanics, 820 reservation agents, and 1,771 management and other personnel. At December 31, 2005, we employed 7,647 full-time and 1,601 part-time employees. Our employees are not unionized.

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

We believe that we carefully select, train and maintain a productive and diverse workforce of caring, passionate, fun and friendly people who want to provide our customers with the best flying experience possible. Our hiring process is rigorous and includes behavioral interviews and peer assessments. We assist our employees by offering them flexible work hours, initial paid training, free uniforms and benefits. We also provide extensive training for our pilots, flight attendants, technicians, airport agents, dispatchers and reservation agents which emphasizes the importance of safety. In June 2005, we opened a state-of-the-art training facility in Orlando, Florida which includes our own full flight simulators and cabin trainers for both the Airbus A320 and EMBRAER 190 aircraft. We continued our leadership training for all supervisors and managers, with the active participation of our senior management, to help ensure that we have the right leaders in place across our organization to maintain our unique company culture and commitment to our customers as we grow. Effective and frequent communication throughout the organization is fostered through an annual employee satisfaction survey, a quarterly employee magazine mailed to crewmembers' homes and active leadership participation in new hire orientations and monthly open meetings, called ‘‘pocket sessions’’, which are videotaped and posted on our intranet.

An important part of our business plan is to reward our people by allowing them to share in our success and align personal successes with those of JetBlue. Our compensation packages include competitive salaries, wages and benefits, profit sharing and an employee stock purchase plan. In addition, a significant number of our employees, including FAA-licensed employees, participate in our stock option plan. We review our compensation packages on a regular basis in an effort to ensure that we remain competitive and are able to hire and retain the best people possible.

Maintenance

We have an FAA-approved maintenance program, which is administered by our technical operations department. Consistent with our core value of safety, we hire qualified maintenance personnel, provide them with comprehensive training and maintain our aircraft and associated maintenance records in accordance with FAA regulations.

The maintenance performed on our aircraft can be divided into three general categories: line maintenance, maintenance checks, and component overhaul and repair. Line maintenance consists of routine daily and weekly scheduled maintenance checks on our aircraft, including pre-flight, daily, weekly and overnight checks, and any diagnostics and routine repairs. Although the majority of our line maintenance is performed by our own technicians, in certain circumstances we subcontract our line maintenance to third-party organizations.

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

Component overhaul and repair involves sending engines and certain parts, such as landing gear and avionics, to third party FAA-approved maintenance repair stations for repair or overhaul. We have utilized Pratt and Whitney, MTU Maintenance Hannover GmbH, or MTU, Rolls Royce East Kilbride and IHI, four of the joint venture partners who manufacture our A320 aircraft engines, for overhaul and repair of these engines. In 2005, we commenced a ten-year service agreement with MTU for the scheduled and unscheduled repair of these engines. We also entered into separate ten-year arrangements with other service providers for various airframe component repairs.

Aircraft Fuel

In 2005, fuel costs became our largest operating expense due to unprecedented high fuel prices. Fuel prices and availability are both subject to wide price fluctuations based on geopolitical issues and supply and demand that we can neither control nor accurately predict. We utilize a third party fuel management service to procure our fuel. The following chart summarizes our fuel consumption and costs:

	Year Ended December 31,
	2005	2004	2003
Gallons consumed (millions)	303	241	173
Total cost (millions)	$488	$255	$147
Average price per gallon	$1.61	$1.06	$0.85
Percent of operating expenses	29.5%	22.1%	17.8%

Total cost and average price per gallon each include fuel hedging gains and exclude taxes and fueling services.

We have a fuel hedging program under which we enter into crude and heating oil option contracts and swap agreements to partially protect against significant increases in fuel prices. However, our fuel hedging program does not completely protect us against increases in the price of fuel and is limited in fuel volume and duration. During 2005, we began layering in derivative contracts more systematically to ensure we achieve a minimum targeted hedge position of approximately 30% of our expected consumption for the next twelve months at any given time. At December 31, 2005, none of these derivative contracts were designated as hedges for accounting purposes. There have been significant increases in fuel costs and continued high fuel costs or further increases in fuel prices would have a material adverse effect on our financial condition and operating results.

LiveTV, LLC

LiveTV, LLC is a wholly owned subsidiary of JetBlue which provides in-flight entertainment systems for commercial aircraft. LiveTV's assets include certain tangible equipment installed on its customers' aircraft, spare parts in inventory and rights to all the patents and intellectual property used for live in-seat satellite television, XM Satellite Radio service, wireless aircraft data link service, cabin surveillance systems and Internet services. LiveTV's major competitors include Rockwell Collins, Thales Avionics, Boeing Connexion and Panasonic Avionics. Except for Panasonic, none of these competitors is currently providing in-seat live television.

LiveTV has contracts for the sale of certain hardware and installation, programming and maintenance of its live in-seat satellite television system with Frontier Airlines, Virgin Blue and WestJet Airlines. LiveTV also has a contract with AirTran Airways for the installation, programming and maintenance of XM Satellite Radio Service. LiveTV continues to pursue additional customers.

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

We believe that we are operating in material compliance with DOT, FAA and TSA regulations and hold all necessary operating and airworthiness authorizations and certificates. Should any of these authorizations or certificates be modified, suspended or revoked, our business could be materially adversely affected.

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

We are able to operate at JFK throughout the day, including during the restricted slot-controlled period, as a result of the DOT granting our request for 75 daily slot exemptions in September 1999 under the 1994 Federal Aviation Administration Authorization Act. In September 2004, we were also granted slot exemptions at LaGuardia Airport. Unlike the FAA-assigned slots held by other airlines at JFK and LaGuardia, our slot exemptions, while functioning identically to an FAA-assigned slot, may not be sold, leased, rented or pledged. If we fail to maintain our use of a slot exemption, such slot exemption would be subject to forfeiture.

The only increase in domestic departures that can occur at JFK during the slot period is in the form of regional jet service to small and medium, non-hub airports by airlines currently using fewer than 20 slots, which were legislatively exempt from the High Density Rule. These airlines are eligible to receive, as we did, slot exemptions under the 1994 Federal Aviation Administration Authorization Act, as modified by the Wendell H. Ford Aviation Investment and Reform Act for the 21st Century, signed into law in April 2000. The DOT and/or Congress could take action, administratively or legislatively, that could adversely impact our ability to operate at JFK. Under current law, federal slot restrictions are scheduled to be eliminated at LaGuardia and JFK on January 1, 2007, though some form of flight limits will likely remain at LaGuardia.

Long Beach Municipal Airport is also a slot-controlled airport. However, the slot regime at Long Beach Municipal Airport is not federally mandated, but rather is a result of a 1995 court settlement. Under the settlement, there are a total of 41 daily non-commuter departure slots and a single slot is required for every commercial departure. Unlike several of the airports subject to the federal High Density Rule, there are no plans to eliminate slot restrictions at the Long Beach Municipal Airport. We currently operate 23 weekday roundtrip flights from Long Beach Municipal Airport and plan to initiate one new flight this spring. Of the 17 remaining non-commuter slots not assigned to us, 12 are used for domestic passenger service and five are used by cargo operators. In April 2003, the FAA approved a settlement agreement among the City of Long Beach, American Airlines, Alaska Airlines and JetBlue with respect to the allocation of the slots, which also provides for a priority allocation procedure should supplemental slots above the 41 current slots become available. American Airlines indicated that it will be ending service at Long Beach later this spring. Should this occur, we believe we will be granted at least one of the five non-commuter slots it currently uses.

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

ITEM 1A.    RISK FACTORS

Risks Related to JetBlue

We operate in an extremely competitive industry.

The domestic airline industry is characterized by low profit margins, high fixed costs and significant price competition. We currently compete with other airlines on all of our routes and, in the future, may face greater competition on our existing as well as our new routes. Many of our competitors are larger and have greater financial resources and name recognition than we do. Following our entry into new markets or expansion of existing markets, some of our competitors have chosen to add service or engage in extensive price competition. Unanticipated shortfalls in expected revenues as a result of price competition or in the number of passengers carried would negatively impact our financial results and harm our business. As we continue to grow, the extremely competitive nature of the airline industry could prevent us from attaining the level of passenger traffic or maintaining the level of fares required to maintain profitable operations in new and existing markets and could impede our growth strategy, which would harm our business.

Continued high fuel costs or a fuel supply shortage would harm our business.

Fuel costs, which have been at unprecedented high levels, comprise a substantial portion of our total operating expenses and, in 2005, became our single largest operating expense. Our average fuel price increased 52.0% in 2005, which has adversely affected our operating results. Historically, fuel costs have been subject to wide price fluctuations based on geopolitical issues and supply and demand. The availability of fuel is dependent on oil refining capacity. When even a small amount of the domestic or global oil refining capacity becomes unavailable, as was experienced during the 2005 hurricane season, supply shortages can result for extended periods of time. Availability is also affected by demand for home heating oil, gasoline and other petroleum products. Because of the effect of these factors on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty.

Our aircraft fuel purchase agreements do not protect us against price increases or guarantee the availability of fuel. Additionally, some of our competitors may have more leverage than we do in obtaining fuel. To partially protect against significant increases in fuel prices, we utilize a fuel hedging program under which we enter into crude oil and heating oil option contracts and swap agreements; however, our fuel hedging program does not completely protect us against price increases and is limited in fuel volume and duration.

Due to the competitive nature of the domestic airline industry, we have not been able to increase our fares substantially, and in some markets not at all, when fuel prices have risen and we may not be able to do so in the future. Continued high fuel costs or further price increases or fuel supply shortages may result in a curtailment of scheduled services and would harm our financial condition and results of operations.

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

As of December 31, 2005, our debt of $2.33 billion accounted for 71.9% of our total capitalization. Most of our long-term and short-term debt has floating interest rates. In addition to long-term debt, we have a significant amount of other fixed obligations under leases related to our aircraft, airport terminal space, other airport facilities and office space. As of December 31, 2005, future minimum payments under noncancelable leases and other financing obligations were approximately $786 million for 2006 through 2010 and an aggregate of $1.95 billion for the years thereafter. We have commenced construction of a new terminal at JFK under a 30-year lease with the PANYNJ. The minimum payments under this lease will be accounted for as a financing obligation and have been included above.

As of December 31, 2005, we had commitments of approximately $6.44 billion to purchase 192 additional aircraft and other flight equipment over the next seven years, including estimated amounts for contractual price escalations. We will incur additional debt and other fixed obligations as we take delivery of new aircraft and other equipment and continue to expand into new markets. We typically finance our aircraft through either secured debt or lease financing. Although we believe that debt and/or lease financing should be available for our aircraft deliveries, we cannot assure you that we will be able to secure such financing on terms acceptable to us or at all.

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

Our ability to make scheduled payments on our debt and other fixed obligations will depend on our future operating performance and cash flow, which in turn will depend on prevailing economic and political conditions and financial, competitive, regulatory, business and other factors, many of which are beyond our control. We have no lines of credit, other than two short-term borrowing facilities for certain aircraft predelivery deposits. We are dependent upon our operating cash flows to fund our operations and to make scheduled payments on debt and other fixed obligations. We cannot assure you that we will be able to generate sufficient cash flow from our operations to pay our debt and other fixed obligations as they become due, and if we fail to do so our business could be harmed.

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

Our business is labor intensive, with labor costs representing approximately one-third of our operating expenses. We expect salaries, wages and benefits to increase on a gross basis and these costs could increase as a percentage of our overall costs. Since we compete against the other major U.S. airlines for pilots, mechanics and other skilled labor and some of them offer wage and benefit packages that exceed ours, we may be required to increase wages and/or benefits in order to attract and retain qualified personnel or risk considerable employee turnover. If we are unable to hire, train and retain qualified employees at a reasonable cost, our business could be harmed and we may be unable to complete our expansion plans.

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

If we fail to successfully take delivery of, operate reliably and integrate into our operations the new EMBRAER 190 aircraft we agreed to purchase, our business could be harmed.

Acquisition of an all-new type of aircraft, such as the EMBRAER 190, involves a variety of risks relating to its ability to be successfully placed into service, including delays in meeting the agreed upon delivery schedule and the inability of the aircraft and all of its components to comply with agreed upon specifications and performance standards. In addition, we also face risks in integrating a second type of aircraft into our existing infrastructure and operations, including, among other things, the additional costs, resources and time needed to hire and train new pilots, technicians and other skilled support personnel. If we fail to successfully take delivery of, operate reliably and integrate into our operations the new EMBRAER 190 aircraft, our business could be harmed.

We rely on maintaining a high daily aircraft utilization rate to keep our costs low, which makes us especially vulnerable to delays.

One of our key competitive strengths is to maintain a high daily aircraft utilization rate, which is the amount of time that our aircraft spend in the air carrying passengers. High daily aircraft utilization allows us to generate more revenue from our aircraft and is achieved in part by reducing turnaround times at airports so we can fly more hours on average in a day. The expansion of our business to include a new fleet type, new destinations, more frequent flights on current routes and expanded facilities could increase the risk of delays. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including adverse weather conditions, security requirements, air traffic congestion and unscheduled maintenance. Our operations are concentrated in the Northeast and Florida, areas which have been vulnerable to delays in the past due to weather and congestion. Reduced aircraft utilization may limit our ability to achieve and maintain profitability as well as lead to customer dissatisfaction.

Our business is highly dependent on the New York metropolitan market and increases in competition or a reduction in demand for air travel in this market would harm our business.

We maintain a large presence in the New York metropolitan market, with approximately 72% of our daily flights having JFK, LaGuardia or Newark as either their destination or origin. Our business would be harmed by any circumstances causing a reduction in demand for air transportation in the New York metropolitan area, such as adverse changes in local economic conditions, negative public perception of the city, additional terrorist attacks or significant price increases linked to increases in airport access costs and fees imposed on passengers. Our business could also be harmed by an increase in the amount of direct competition we face at JFK, LaGuardia or Newark, or by an increase in congestion or delays. As a result, we remain highly dependent on the New York metropolitan market.

We rely heavily on automated systems and technology to operate our business and any failure of these systems could harm our business.

We are increasingly dependent on automated systems and technology to operate our business, enhance customer service and achieve low operating costs, including our computerized airline reservation system, flight operations system, telecommunications systems, website, maintenance systems, check-in kiosks and in-flight entertainment systems. Since we only issue electronic tickets, our website and reservation system must be able to accommodate a high volume of traffic and deliver important flight information. During 2006, we plan to replace or upgrade several of these critical systems.

The performance and reliability of our automated systems is critical to our ability to operate our business and compete effectively. These systems cannot be completely protected against events that are beyond our control, including natural disasters, computer viruses or telecommunications failures. Substantial or sustained system failures could impact customer service and result in our customers purchasing tickets from another airline. We have implemented security measures and change control procedures and have disaster recovery plans; however, we cannot assure you that these measures are adequate to prevent disruptions, which, if they were to occur, could result in the loss of important data, increase our expenses, decrease our revenues and generally harm our business.

Our maintenance costs will increase as our fleet ages.

Because the average age of our aircraft is 2.5 years, our aircraft require less maintenance now than they will in the future. We have incurred lower maintenance expenses because most of the parts on our aircraft are under multi-year warranties. Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our operating expenses, as our fleet ages and these warranties expire.

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

Our current dependence on two types of aircraft and engines for all of our flights makes us particularly vulnerable to any problems associated with the Airbus A320 aircraft or the IAE International Aero Engines V2527-A5 engine, and the EMBRAER 190 aircraft or the General Electric Engines CF-34-10 engine, including design defects, mechanical problems, contractual performance by the manufacturers, or adverse perception by the public that would result in customer avoidance or in actions by the FAA resulting in an inability to operate our aircraft. Carriers that operate a more diversified fleet are better positioned than we are to manage such events.

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

In 2005, the domestic airline industry reported its fifth consecutive year of losses, which is causing fundamental and permanent changes in the industry. These losses have resulted in airlines renegotiating or attempting to renegotiate labor contracts, reconfiguring flight schedules, furloughing or terminating employees, as well as consideration of other efficiency and cost-cutting measures. Despite these actions, several airlines, including Delta Air Lines and Northwest Airlines in September 2005, have sought reorganization under Chapter 11 of the U.S. Bankruptcy Code permitting them to reduce labor rates, restructure debt, terminate pension plans and generally reduce their cost structure. In the fall of 2005, US Airways, which had been in bankruptcy, and America West completed a merger, which may enable the combined entity to have lower costs and a more rationalized route structure and therefore be better able to compete. It is foreseeable that further airline reorganizations, bankruptcies or consolidations may occur, the effects of which we are unable to predict. We cannot assure you that the occurrence of these events, or potential changes resulting from these events, will not harm our business or the industry.

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

Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, that involve significant compliance costs. In the last several years, Congress has passed laws, and the DOT, FAA and the TSA have issued regulations relating to the operation of airlines that have required significant expenditures. We expect to continue to incur expenses in connection with complying with government regulations. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. If adopted, these measures could have the effect of raising ticket prices, reducing revenue and increasing costs. We cannot assure you that these and other laws or regulations enacted in the future will not harm our business.

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

ITEM 2.    PROPERTIES

Aircraft

As of December 31, 2005, we operated a fleet consisting of 85 Airbus A320 aircraft powered by two IAE International Aero Engines V2527-A5 engines and seven EMBRAER 190 aircraft powered by two General Electric Engines CF-34-10 engines, as follows:

Aircraft	Seating Capacity	Owned	Operating Leased	Total	Average Age in Years
Airbus A320	156	60	25	85	2.7
EMBRAER 190	100	1	6	7	0.2

Our 31 aircraft leases have an average remaining initial lease term of approximately 13 years at December 31, 2005. The earliest of these terms ends in 2009 and the latest ends in 2023. We have the option to extend most of these leases for additional periods or the right to purchase the aircraft at the end of the lease term. All 61 of our owned aircraft are subject to secured debt financing.

As of December 31, 2005, we had on order 98 Airbus A320 aircraft and 94 EMBRAER 190 aircraft with options to acquire 50 additional Airbus A320 aircraft and 100 additional EMBRAER 190 aircraft, which are scheduled for delivery through 2016 (on a relatively even basis during each year) as follows:

	Firm			Option		End of Year Cumulative Total Fleet(1)
Year	Airbus A320	EMBRAER 190	Total	Airbus A320	EMBRAER 190
2006	16	19	35	—	—	127
2007	17	18	35	—	—	162
2008	17	18	35	2	—	199
2009	18	18	36	2	—	237
2010	18	18	36	2	—	275
2011	12	3	15	9	15	314
2012	—	—	—	20	18	352
2013	—	—	—	15	18	385
2014	—	—	—	—	18	403
2015	—	—	—	—	18	421
2016	—	—	—	—	13	434
	98	94	192	50	100

(1)	Assumes exercise of all of our options

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

Our principal base of operations is Terminal 6 at JFK, which is operated under a lease with the PANYNJ that expires in November 2006. In November 2005, we executed a lease agreement with the PANYNJ for the construction and operation of a new Terminal 5 at JFK. Under the lease, JetBlue is responsible for the construction, on behalf of the PANYNJ, of a 635,000 square foot 26-gate terminal connected to the historic Saarinen Building, a parking garage, roadways and an AirTrain Connector, all of which are expected to be completed in early 2009. The lease term ends on the earlier of the thirtieth anniversary of the date of beneficial occupancy of the new terminal or November 21, 2039. We have a one-time early termination option five years prior to the end of the scheduled lease term. We will continue to operate out of our existing facilities at Terminal 6 and a temporary seven gate facility on the Terminal 5 site, expected to be operational in the second quarter of 2006, until our new terminal is completed.

Our West Coast operations are based at Long Beach Municipal Airport, which serves the Los Angeles area. In February 2005, we announced our plan to increase our presence at Boston's Logan International Airport by moving our operations to Terminal C, Pier C. We plan to operate a total of 11 gates and 14 ticket counter positions at the facility by 2009. Starting in 2006, JetBlue will continue its growth in Terminal C in Boston by adding one gate approximately every six months over the next three years.

In May 2005, we completed the construction of a 70,000 square foot aircraft maintenance hangar and adjacent 32,000 square foot office facility to accommodate our technical support operations personnel at JFK. The ground lease for this site expires in December 2015. In addition, we lease one building at JFK where we store aircraft spare parts and passenger supplies.

In June 2005, we opened our flight training center as well as a 70,000 square foot hangar for the installation and maintenance of LiveTV’s in-flight satellite television systems and aircraft maintenance at Orlando International Airport. The training center encompasses 80,000 square feet and is equipped with five full flight simulators, two cabin trainers, a training pool, classrooms and support areas. This facility, which is capable of housing eight full flight simulators, is being used for the initial and continuous training of all our pilots and inflight crew, as well as support training for our technical operations and airport crew.

Our primary corporate offices are located in Forest Hills, New York, where we lease space under a lease that expires in 2012 and our finance department is based in Darien, Connecticut. Our office in Salt Lake City, Utah contains a core team of employees who are responsible for group sales, customer service and at-home reservation agent supervision, and credit card fraud investigation. In keeping with our commitment to innovation, the majority of our reservation agents work out of their homes and are linked to our reservations system through personal computers.

ITEM 3.    LEGAL PROCEEDINGS

Beginning in September 2003, we became aware that several lawsuits were commenced against us in the 3rd Judicial District Court of Utah, San Diego Superior Court, the U.S. District Court for the Central District of California, the U.S. District Court for the Eastern District of New York and the U.S. District Court for the Southern District of Florida, alleging various causes of action, including fraudulent misrepresentation, breach of contract, violation of privacy rights, as well as violations of consumer protection statutes and federal electronic communications laws. These claims arose out of our providing access to limited customer data to a government contractor in connection with a test project for military base security. All of these suits have now been dismissed.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information concerning JetBlue's executive officers as of the date of this report follows. There are no family relationships between any of JetBlue's executive officers.

David Neeleman, age 46, is our Chief Executive Officer and is the Chairman of the Board. He has served as our Chief Executive Officer and as a board member since August 1998. He has been our Chairman of the Board since May 2003. Mr. Neeleman was a co-founder of WestJet and from 1996 to 1999 served as a member of WestJet's board of directors. From October 1995 to October 1998, Mr. Neeleman served as the Chief Executive Officer and a member of the board of directors of Open Skies, a company that develops and implements airline reservation systems and which was acquired by the Hewlett Packard Company. From 1988 to 1994, Mr. Neeleman served as President and was a member of the board of directors of Morris Air Corporation, a low-fare airline that was acquired by Southwest Airlines. For a brief period, in connection with the acquisition, he served on the Executive Planning Committee at Southwest Airlines. From 1984 to 1988, Mr. Neeleman was an Executive Vice President of Morris Air.

David Barger, age 48, is our President and Chief Operating Officer and has served in this capacity since August 1998. He is also a member of our board of directors. From 1992 to 1998, Mr. Barger served in various management positions with Continental Airlines, including Vice President, Newark hub. He held various director level positions at Continental Airlines from 1988 to 1995. From 1982 to 1988, Mr. Barger served in various positions with New York Air, including Director of Stations.

Thomas Kelly, age 53, is our Executive Vice President and Secretary and has served in this capacity since August 1998. From August 1998 until February 2003, he was also our General Counsel. From December 1995 to October 1998, Mr. Kelly served as the Executive Vice President, General Counsel and a member of the board of directors of Open Skies. From 1990 to 1994, Mr. Kelly served as the Executive Vice President and General Counsel of Morris Air Corporation and served as a member of the board of directors of Morris Air from 1991 to 1993.

John Owen, age 50, is our Executive Vice President and Chief Financial Officer and has served in this capacity since January 1999. From August 1998 to December 1998, Mr. Owen served as the Vice President for Operations Planning and Analysis for Southwest Airlines. From October 1984 to August 1998, Mr. Owen served as the Treasurer for Southwest Airlines.

Holly Nelson, age 48, is our Vice President and Controller and has served in this capacity since February 2001. From 1984 to 2001, Ms. Nelson held senior financial management positions with Northwest Airlines, including Director, Corporate Accounting and Reporting from August 1992 to February 2001. Ms Nelson is an inactive Certified Public Accountant.

Jim Hnat, age 35, is our Vice President, General Counsel and Assistant Secretary and has served in this capacity since February 2003. Prior to serving in this capacity, Mr. Hnat served as our Associate General Counsel since June 2001. From 1999 to June 2001, Mr. Hnat was an attorney at the New York office of Milbank, Tweed, Hadley and McCloy, LLP, where he practiced in the firm's Global Transportation Finance Group specializing in aircraft finance transactions. Mr. Hnat's aviation legal practice began in airline defense litigation at Condon & Forsyth's New York office from 1996 to 1999. Mr. Hnat is a member of the bar of New York and Massachusetts.

Alfred Spain, age 61, is our Senior Vice President of Operations and has served in this capacity since July 2003 when he was promoted from Vice President of Flight Operations, a position he had held since early 1999. From 1990 to 1999, Mr. Spain served in various capacities at Continental Airlines, including Vice President of Flight Operations for Continental Micronesia, Inc. Mr. Spain recently announced his retirement from JetBlue, which will be effective in May 2006.

Tom Anderson, age 41, is our Senior Vice President Technical Operations and Aircraft Programs and has served in this capacity since July 2003 when he was promoted from Vice President of Technical Operations and Aircraft Programs, a position he had held since 2001. From 1992 to 1999, Mr. Anderson served in various capacities with Boeing Commercial Airplane Group, including Sales Director. He joined JetBlue in early 1999 as Director, Aircraft Programs.

Tim Claydon, age 41, is our Senior Vice President Sales and Marketing. He has served in this capacity since July 2003 when he was promoted from Vice President Sales and Business Development, a position he had held since February 2001. Mr. Claydon served as Senior Manager Supplier Relations with Expedia Inc. from 1999 to 2001. From 1988 to 1999, he held various sales and marketing management roles at Virgin Atlantic Airways, both in the UK and U.S., including Vice President Sales and Marketing, North America.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq National Market under the symbol JBLU. The table below shows the high and low sales prices for our common stock, as adjusted for our December 23, 2005 three-for-two stock split.

	High	Low
2004 Quarter Ended
March 31	$19.58	$13.53
June 30	20.67	16.01
September 30	19.58	13.40
December 31	17.55	13.25

2005 Quarter Ended
March 31	$15.64	$11.37
June 30	15.63	12.04
September 30	15.23	11.39
December 31	16.85	11.34

As of January 31, 2006, there were approximately 600 holders of record of our common stock.

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

ITEM 6.    SELECTED FINANCIAL DATA

The following financial information for the five years ended December 31, 2005 has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report.

	Year Ended December 31,
	2005	2004		2003		2002		2001
	(in millions, except per share data)
Statements of Operations Data:
Operating revenues	$1,701	$1,265		$998		$635		$321
Operating expenses:
Salaries, wages and benefits	428	337		267		162		85
Aircraft fuel	488	255		147		76		42
Landing fees and other rents	112	92		70		44		27
Depreciation and amortization	115	77		51		27		10
Aircraft rent	74	70		60		41		33
Sales and marketing	81	63		54		44		28
Maintenance materials and repairs	64	45		23		9		5
Other operating expenses	291	215		159		127		64
Total operating expenses (1)	1,653	1,154		831		530		294
Operating income	48	111		167		105		27
Government compensation (2)	—	—		23		—		19
Other income (expense)	(72)	(36)		(16)		(10)		(4)
Income (loss) before income taxes	(24)	75		174		95		42
Income tax expense (benefit) (3)	(4)	29		71		40		3
Net income (loss)	$(20)	$46		$103		$55		$39
Earnings (loss) per common share:
Basic	$(0.13)	$0.30		$0.71		$0.49		$2.93
Diluted	$(0.13)	$0.28		$0.64		$0.37		$0.34

Other Financial Data:
Operating margin	2.8%	8.8%		16.8%		16.5%		8.4%
Ratio of earnings to fixed charges (4)	—	1.6	x	3.1	x	2.7	x	1.9	x
Net cash provided by operating activities	$170	$199		$287		$217		$111
Net cash used in investing activities	(1,276)	(720)		(987)		(880)		(365)
Net cash provided by financing activities	1,093	437		789		657		262

(1)	In 2005, we recorded $7 million in non-cash stock-based compensation expense related to the acceleration of certain employee stock options and wrote-off $6 million in development costs relating to a maintenance and inventory tracking system that will not be implemented.

(2)	In 2003, we received $23 million in compensation under the Emergency War Time Supplemental Appropriations Act. In 2001, we received $19 million in compensation under the Air Transportation Safety and System Stabilization Act.

(3)	In 2001, our income tax expense was reduced due to the full reversal of our deferred tax asset valuation allowance.

(4)	Earnings were inadequate to cover fixed charges by $39 million for the year ended December 31, 2005.

	As of December 31,
	2005	2004	2003	2002	2001
	(in millions)
Balance Sheet Data:
Cash, cash equivalents and investment securities	$484	$450	$607	$258	$118
Total assets	3,892	2,797	2,185	1,379	674
Total debt	2,326	1,545	1,109	712	374
Convertible redeemable preferred stock	—	—	—	—	210
Common stockholders' equity (deficit)	911	754	670	415	(32)

	Year Ended December 31,
	2005	2004	2003	2002	2001
Operating Statistics (unaudited):
Revenue passengers (thousands)	14,729	11,783	9,012	5,752	3,117
Revenue passenger miles (millions)	20,200	15,730	11,527	6,836	3,282
Available seat miles (ASMs) (millions)	23,703	18,911	13,639	8,240	4,208
Load factor	85.2%	83.2%	84.5%	83.0%	78.0%
Breakeven load factor (5)	86.1%	77.9%	72.6%	71.5%	73.7%
Aircraft utilization (hours per day)	13.4	13.4	13.0	12.9	12.6

Average fare	$110.03	$103.49	$107.09	$106.95	$99.62
Yield per passenger mile (cents)	8.02	7.75	8.37	9.00	9.46
Passenger revenue per ASM (cents)	6.84	6.45	7.08	7.47	7.38
Operating revenue per ASM (cents)	7.18	6.69	7.32	7.71	7.61
Operating expense per ASM (cents)	6.98	6.10	6.09	6.43	6.98
Operating expense per ASM, excluding fuel (cents)	4.92	4.75	5.01	5.51	5.99
Airline operating expense per ASM (cents) (5)	6.91	6.04	6.08	6.43	6.98

Departures	112,009	90,532	66,920	44,144	26,334
Average stage length (miles)	1,358	1,339	1,272	1,152	986
Average number of operating aircraft during period	77.5	60.6	44.0	27.0	14.7
Average fuel cost per gallon	$1.61	$1.06	$0.85	$0.72	$0.76
Fuel gallons consumed (millions)	303	241	173	106	55
Percent of sales through jetblue.com during period	77.5%	75.4%	73.0%	63.0%	44.1%
Full-time equivalent employees at period end (5)	8,326	6,413	4,892	3,572	1,983

(5)	Excludes results of operations and employees of LiveTV, LLC, which are unrelated to our airline operations.

The following terms used in this section and elsewhere in this report have the meanings indicated below:

‘‘Revenue passengers’’ represents the total number of paying passengers flown on all flight segments.

‘‘Revenue passenger miles’’ represents the number of miles flown by revenue passengers.

‘‘Available seat miles’’ represents the number of seats available for passengers multiplied by the number of miles the seats are flown.

‘‘Load factor’’ represents the percentage of aircraft seating capacity that is actually utilized (revenue passenger miles divided by available seat miles).

‘‘Breakeven load factor’’ is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses.

‘‘Aircraft utilization’’ represents the average number of block hours operated per day per aircraft for the total fleet of aircraft.

‘‘Average fare’’ represents the average one-way fare paid per flight segment by a revenue passenger.

‘‘Yield per passenger mile’’ represents the average amount one passenger pays to fly one mile.

‘‘Passenger revenue per available seat mile’’ represents passenger revenue divided by available seat miles.

‘‘Operating revenue per available seat mile’’ represents operating revenues divided by available seat miles.

‘‘Operating expense per available seat mile’’ represents operating expenses divided by available seat miles.

‘‘Operating expense per available seat mile, excluding fuel’’ represents operating expenses, less aircraft fuel, divided by available seat miles.

‘‘Average stage length’’ represents the average number of miles flown per flight.

"Average fuel cost per gallon" represents total aircraft fuel costs, which excludes fuel taxes, divided by the total number of fuel gallons consumed.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a low-fare, low-cost passenger airline that provides high-quality customer service primarily on point-to-point routes. We offer our customers a differentiated product, with new aircraft, low fares, leather seats, up to 36 channels of free LiveTV and movie selections from FOX InFlight at every seat, pre-assigned seating and reliable performance. We focus on serving markets that previously were underserved and/or metropolitan areas that have had high average fares. We currently serve 34 destinations in 15 states, Puerto Rico, the Dominican Republic and The Bahamas, and intend to maintain a disciplined growth strategy. As of December 31, 2005, we operated 395 flights a day with a fleet of 85 Airbus A320 aircraft and seven EMBRAER 190 aircraft. We are committed to operating our scheduled flights whenever possible, as we believe our customers highly value completion rate. Although we delivered a 99.2% completion rate, this philosophy, along with operating at three of the most congested and delay-prone domestic airports, contributed to a 71.4% on-time performance in 2005, a decrease of 10.2 points from 2004, which was lower than all but one major U.S. airline.

The following chart demonstrates our growth:

At Period Ended	Destinations	Number of Full and Part-Time Employees	Operating Aircraft
			Owned	Leased	Total
December 31, 2000	12	1,174	4	6	10
December 31, 2001	18	2,361	9	12	21
December 31, 2002	20	4,011	21	16	37
December 31, 2003	21	5,433	29	24	53
December 31, 2004	30	7,211	44	25	69
March 31, 2005	30	7,511	48	25	73
June 30, 2005	33	8,051	52	25	77
September 30, 2005	33	8,439	56	25	81
December 31, 2005	33	9,021	61	31	92

We expect to continue to grow. As of December 31, 2005, our firm aircraft orders consisted of 98 Airbus A320 aircraft and 94 EMBRAER 190 aircraft, plus options for an additional 50 Airbus A320 aircraft and 100 EMBRAER 190 aircraft. Our growth strategy involves adding additional frequencies on our existing routes, connecting new city pairs among destinations we already serve and entering new markets. During 2005, we initiated service from New York's John F. Kennedy International Airport, or JFK, to Boston, MA, Burbank, CA, Portland, OR and Ponce, Puerto Rico. We also increased our presence in the New York metropolitan market by commencing service from New Jersey’s Newark International Airport to Fort Lauderdale, Fort Myers, Orlando, Tampa and West Palm Beach, FL, and San Juan, Puerto Rico. In addition, we increased the frequency of service in many of our existing markets. In January 2006, we commenced service to Austin, Texas.

We derive our revenue primarily from transporting passengers on our aircraft. Passenger revenue was 95.3% of our operating revenues for the year ended December 31, 2005. Revenues generated from international routes accounted for 1.6% of our total passenger revenues in 2005. Because all of our fares are nonrefundable, revenue is recognized either when the transportation is provided or after the ticket or customer credit expires. We measure capacity in terms of available seat miles, which represents the number of seats available for passengers multiplied by the number of miles the seats are flown. Yield, or the average amount one passenger pays to fly one mile, is calculated by dividing passenger revenue by revenue passenger miles.

We strive to increase passenger revenue primarily by maintaining our high load factor, which is the percentage of aircraft seating capacity that is actually utilized. Based on published fares at our time of entry, our advance purchase fares were often 30% to 40% below those existing in markets prior to our entry, while our ‘‘walk-up’’ fares were generally up to 60% to 70% below the other major U.S. airlines' unrestricted ‘‘full coach’’ fares. Our low fares are designed to stimulate demand, particularly from fare-conscious leisure and business travelers who might otherwise have used alternate forms of transportation or would not have traveled at all. In addition to our regular fare structure, we frequently offer sale fares with shorter advance purchase requirements in most of the markets we serve and match the sale fares offered by other airlines.

Other revenue consists primarily of the fees charged to change or cancel customers’ reservations, the marketing component of TrueBlue point sales and revenues earned by our subsidiary, LiveTV, LLC, for the sale of, and on-going services provided for, in-flight entertainment systems sold to other airlines. During 2005, we launched a cobranded credit card in partnership with American Express enabling cardmembers to earn TrueBlue points that can be redeemed for award flights on JetBlue and JetBlue Getaways, which allows our customers to purchase travel packages including airfare, hotel and car rental.

We have low operating expenses because we operate only two types of aircraft, with high utilization and a single class of service, have a productive workforce, use advanced technologies and have low distribution costs. The largest components of our operating expenses are salaries, wages and benefits provided to our employees, including provisions for our profit sharing plan, when applicable, and aircraft fuel. In 2005, fuel prices reached unprecedented high levels resulting in fuel costs becoming our largest operating expense. The price and availability of aircraft fuel are extremely volatile due to global economic and geopolitical factors that we can neither control nor accurately predict. Sales and marketing expenses include advertising and fees paid to credit card companies. Our distribution costs tend to be lower than those of most other airlines on a per unit basis because all of our customers book through our website or our agents. Maintenance materials and repairs are expensed when incurred unless covered by a third party services contract. Because the average age of our aircraft is 2.5 years, all of our aircraft require less maintenance now than they will in the future. Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our unit costs, as our fleet ages. Other operating expenses consist of purchased services (including expenses related to fueling, ground handling, skycap, security and janitorial services), insurance, personnel expenses, professional fees, passenger refreshments, supplies, bad debts, communication costs and taxes other than payroll taxes, including fuel taxes.

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

Our operating margin, which measures operating income as a percentage of operating revenues, was 2.8% in 2005 and 8.8% in 2004, which were higher than most other major U.S. airlines, according to reports by those airlines.

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

In 2005, several major airlines have reported losses, resulting in the fifth consecutive year of industry losses. The financial pressures caused by continued losses and record high fuel prices resulted in additional carriers filing for bankruptcy protection. In September 2005, Northwest Airlines and Delta Air Lines each filed for bankruptcy protection. Delta Air Lines announced that in 2006 they would cease operating Song, the low-fare operation which they started in 2003 to compete directly with us. Independence Air, which initially filed for bankruptcy protection in 2005, ceased operations in

January 2006. The airlines currently operating in bankruptcy may emerge with substantially lower costs and be able to compete more vigorously. Also in the fall of 2005, two major domestic airlines, US Airways and America West, merged, which could enable the combined entity to better compete.

In an effort to become more profitable, in 2005 other major airlines shifted some of their domestic capacity to their international routes, where they are better able to include fuel surcharges in their fares. As our route structure is primarily domestic U.S., we have been unable to completely recover the increased cost of fuel through fare increases due to the more competitive nature of the domestic airline industry. We expect the airline industry to remain intensely competitive, especially if adverse economic conditions and high fuel prices persist. Our ability to meet these competitive pressures depends on, among other things, operating at costs equal to or lower than our competitors and providing high quality customer service. Although we have been able to raise capital and continue to grow, the highly competitive nature of the airline industry could prevent us from attaining the passenger traffic or yields required to maintain profitable operations in new and existing markets.

Outlook for 2006

We expect our operating capacity to increase approximately 28% to 30% over 2005 with the addition of 16 new Airbus A320 and 19 EMBRAER 190 aircraft in 2006. The EMBRAER 190 is expected to represent 6% of our total estimated 2006 available seat miles. Average stage length is expected to decrease 8% in 2006 due to the shorter average stage length of the EMBRAER 190. We will incur higher maintenance costs; however, the unit cost increase is expected to be partially offset by our fixed costs being spread over higher projected available seat miles. Fuel costs have risen sharply in 2005 and may increase further. Although we have hedged 30% of our anticipated fuel requirements for 2006, we expect to incur higher fuel costs. Assuming fuel prices of $1.98 per gallon, net of effective hedges, our cost per available seat mile is expected to increase by 10% to 12% over 2005 and our operating margin is expected to be between 2% and 4% with an anticipated net loss for the full year.

We took delivery of and placed into revenue service seven EMBRAER 190 aircraft beginning in November 2005. The addition of the EMBRAER 190 to our fleet will increase our flexibility and better position us to take advantage of market opportunities. We intend to capitalize on revenue opportunities that would not have been available to us with only one aircraft type in our fleet, such as establishing non-stop service in markets where carriers currently do not provide non-stop service. Our completion factor and utilization on this aircraft has been lower than we planned, which was not unexpected for the launch of a new aircraft type. The operating performance and reliability of these aircraft are expected to improve as we gain additional experience and fully integrate it into our operations.

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), Share-Based Payment, which will require us to record stock-based compensation expense for all employee stock options and our stock purchase plan using the fair value method beginning in 2006. This change will have a significant impact on our results of operations, although it will have no impact on our overall cash flow or financial position. It will also affect our ability to provide accurate guidance on our future reported financial results due to the difficulty in projecting the stock price used to establish the value of stock options. We estimate that we will record approximately $20 million in non-cash stock-based compensation expense in 2006. See Note 1 to our consolidated financial statements for the pro forma impact this standard would have had on our reported financial results. We have made changes to our compensation strategies to reduce the future impact of this accounting change by shortening vesting periods and eliminating large one-time grants. In addition, SFAS No. 123(R) will impact how income taxes are recorded in our financial statements as the tax deduction for certain option grants is only allowed at the time the taxable event takes place, which could cause variability in our effective tax rate through the year as these events occur. SFAS 123(R) does not permit companies to predict whether these events will occur.

Results of Operations

The U.S. domestic airline environment continues to be extremely challenging as a result of two predominant factors. First, is the extremely weak revenue environment caused by widespread price competition and continued increases in industry capacity. We have encountered aggressive responses from our competitors trying to protect or regain market share through fare matching, price discounts, targeted sale promotions and frequent flyer travel initiatives, all of which are usually matched by other airlines. The second factor is the record high aircraft fuel prices caused by the sharp rise in crude oil prices. Hurricanes Katrina and Rita disrupted a significant portion of the oil production and refining operations in and around the Gulf of Mexico, resulting in unprecedented high fuel prices. The competitive industry environment, record high fuel prices and increased capacity on the routes we fly, including capacity that was added by us, have all affected our ability to increase fares. As a result, we experienced a significant reduction in our profitability in 2005.

    Year 2005 Compared to Year 2004

We had a net loss of $20 million for the year 2005 compared to net income of $46 million for the year 2004. We had operating income of $48 million, a decrease of $63 million over 2004, and our operating margin was 2.8%, down 6.0 points from 2004. Diluted loss per share was $0.13 for 2005 and diluted earnings per share was $0.28 for 2004.

Operating Revenues. Operating revenues increased 34.5%, or $436 million, primarily due to an increase in passenger revenues. Increased passengers resulting from a 23.7% increase in departures, or $345 million, and a 3.5% increase in yields, or $55 million, drove the increase in passenger revenue of $400 million for the year 2005. Additionally, three major hurricanes during the third and fourth quarters resulted in estimated lost revenue of $8 to $10 million. Other revenue increased 78.4%, or $36 million, primarily due to increased LiveTV third party revenues of $13 million, increased change fees of $6 million resulting from more passengers and the marketing component of TrueBlue point sales of $7 million.

Operating Expenses. Operating expenses increased 43.3%, or $499 million, primarily due to operating an average of 16.9 additional aircraft, which provided us with higher capacity, and a 52.0% increase in average fuel price per gallon. Operating capacity increased 25.3% to 23.7 billion available seat miles in 2005 due to having 28.0% more average aircraft in-service offset by lower utilization of the EMBRAER 190. Operating expenses per available seat mile increased 14.4% to 6.98 cents. In detail, operating costs per available seat mile were (percent changes are based on unrounded numbers):

	Year Ended December 31,		Percent Change
	2005	2004
	(in cents)
Operating expenses:
Salaries, wages and benefits	1.81	1.78	1.2%
Aircraft fuel	2.06	1.35	52.4
Landing fees and other rents	.47	.48	(2.3)
Depreciation and amortization	.48	.41	19.1
Aircraft rent	.31	.37	(15.6)
Sales and marketing	.35	.33	2.9
Maintenance materials and repairs	.27	.24	14.5
Other operating expenses	1.23	1.14	8.3
Total operating expenses	6.98	6.10	14.4%

Had fuel prices remained at 2004 levels, our cost per available seat mile, or CASM, would have only increased by 4.3% to 6.37 cents. The following table reconciles our operating expenses reported in accordance with U.S. generally accepted accounting principles, or GAAP, with those that we would have achieved had aircraft fuel prices remained at the 2004 levels. In management's view, comparative analysis of period-to-period operating results can be enhanced by excluding the significant volatility in the price of aircraft fuel, which is subject to many economic and political factors that are beyond our control, in addition to the impact of hedging activities. We believe that the presentation of this non-GAAP financial measure is useful to management and investors because it is more indicative of our ability to manage our costs and also assists in understanding the significant impact that fuel prices have had on our operations. Investors should consider these non-GAAP financial measures in addition to, and not as a substitute for, our financial performance measures prepared in accordance with GAAP.

	Year Ended December 31, 2005
	$	CASM
	(in millions)	(in cents)
Operating expenses as reported	$1,653	6.98
Less: Reported aircraft fuel	(488)	(2.06)
Add: Aircraft fuel at 2004 cost per gallon	321	1.36
Profit sharing impact	21	0.09
Fuel neutral operating expenses	$1,507	6.37

Salaries, wages and benefits increased 26.8%, or $91 million, due primarily to an increase in average full-time equivalent employees of 27.3% in 2005 compared to 2004. We did not record any profit sharing in 2005 compared to $14 million in 2004. This decrease was partially offset by the incurrence of $7 million in non-cash stock-based compensation expense related to the accelerated vesting of 19.9 million stock options in December 2005. The decision to accelerate the vesting of these options was made primarily to avoid recognizing related compensation costs in future consolidated financial statements upon our adoption of SFAS No. 123(R) in January 2006. All other terms and conditions applicable to such options, including the exercise prices, remain unchanged. Following the acceleration, 28.4 million, or 91.4%, of our outstanding options were vested. Cost per available seat mile remained relatively flat as a result of higher wages being offset by lower profit sharing.

Aircraft fuel expense increased 91.1%, or $233 million, due to 62 million more gallons of aircraft fuel consumed resulting in $66 million of additional fuel expense and, even after giving effect to $43 million of fuel hedging gains, a 52.0% increase in average fuel cost per gallon, or $167 million. Our fuel costs represented 29.5% and 22.1% of our operating expenses in 2005 and 2004, respectively. During 2005, aircraft fuel prices remained at historically high levels, with our average fuel price per gallon at $1.61 compared to $1.06 in 2004. Based on our expected fuel volume for 2006, a $0.10 per gallon increase in the cost of aircraft fuel would increase our annual fuel expense by approximately $40 million. Cost per available seat mile increased 52.4% due to the increase in average fuel cost per gallon.

Landing fees and other rents increased 22.5%, or $20 million, due to a 23.7% increase in departures over 2004 offset by lower landing fee rates. Cost per available seat mile decreased 2.3% due to higher capacity and an increase in average stage length. Landing fees and other rents are expected to increase approximately $10 million in 2006 as a result of ground rent on our new terminal at JFK, which is under construction.

Depreciation and amortization increased 49.3%, or $38 million, primarily due to having an average of 51.9 owned aircraft in 2005 compared to 35.6 in 2004. Cost per available seat mile increased 19.1% due to a higher percentage of our aircraft fleet being owned and as a result of placing into service our new hangars and training center during 2005.

Aircraft rent increased 5.7%, or $4 million, due to $2 million in higher rates and $2 million related to new aircraft leases. Cost per available seat mile decreased 15.6% due to higher capacity and a lower percentage of our fleet being leased.

Sales and marketing expense increased 28.9%, or $18 million, due to higher credit card fees resulting from increased passenger revenues. On a cost per available seat mile basis, sales and marketing expense increased 2.9% primarily due to higher credit card fees resulting from higher average fares. We book all of our reservations through a combination of our website and our agents (77.5% and 22.5% in 2005, respectively).

Maintenance materials and repairs increased 43.5%, or $19 million, due to 16.9 more average aircraft in 2005 compared to 2004 and a gradual aging of our fleet. Cost per available seat mile increased 14.5% year-over-year due to the completion of 63 airframe checks in 2005 compared to 54 in 2004, as well as increased engine and component repairs, and is expected to increase significantly as our fleet ages.

Effective July 1, 2005, we executed a ten-year engine services agreement with MTU covering the scheduled and unscheduled repair of the engines on our Airbus A320 aircraft. This agreement requires monthly payments to MTU at rates based on number of flight hours each engine was operated during each month. MTU has assumed the responsibility to repair and overhaul our engines as required during the term of the agreement. These payments will be expensed as the flight hours are incurred. This agreement will eliminate the significant judgment in determining estimated costs of overhauls and is expected to result in lower maintenance costs than on a time and materials basis.

Other operating expenses increased 35.8%, or $76 million, primarily due to higher variable costs associated with increased capacity and number of passengers served. Cost per available seat mile increased 8.3% as a result of increased LiveTV third party installations, fuel related taxes and services, and a $6 million write-off of development costs related to a maintenance and inventory tracking system that will not be implemented.

Other Income (Expense). Interest expense increased 99.2% primarily due to our debt financing of 16 additional aircraft and interest on our $250 million of convertible debt issued in March 2005, resulting in $35 million of additional interest expense, and higher interest rates, which resulted in $19 million of additional interest expense. Interest income increased by $11 million due to higher interest rates. Capitalized interest increased 79.3%, or $7 million, due to higher predelivery deposit balances and increased rates.

Our effective tax rate decreased to 14.9% in 2005 from 38.2% in 2004. The effective tax rate differs from the statutory income tax rate due to the nondeductibility of certain items for tax purposes and the relationship of these items to our pre-tax loss of $24 million, which resulted primarily from higher fuel prices.

    Year 2004 Compared to Year 2003

Our net income for the year 2004 decreased to $46 million from $103 million for the year 2003. We had operating income of $111 million, a decrease of $56 million over 2003, and our operating margin was 8.8%, down 8.0 points from 2003.

Diluted earnings per share was $0.28 and $0.64 for the years ended 2004 and 2003, respectively. Our results for 2003 included $23 million in Emergency War Time Act compensation which, net of profit sharing and income taxes, amounted to $11 million, or $0.07 per diluted share.

Operating Revenues. Operating revenues increased 26.7%, or $267 million, primarily due to an increase in passenger revenues. Increased passengers resulting from a 35.3% increase in departures, or $352 million, partially offset by a 7.4% decrease in yield, or $97 million, drove the increase in passenger revenue of $255 million for the year 2004. Lower yields experienced during 2004 and a 1.3 point reduction in load factor were primarily attributable to an extremely competitive environment, which included unprecedented fare discounting and frequent flyer offers by several airlines in most of the markets we serve. These carriers also added back capacity that was taken out in 2003 at the onset of hostilities in Iraq, which significantly impacted our East-West markets. Additionally, four major hurricanes during the third quarter resulted in estimated lost revenue of $8 to $10 million. Other revenue increased 35.9%, or $12 million, primarily due to increased change fees of $6 million resulting from more passengers and LiveTV third party revenues of $3 million.

Operating Expenses. Operating expenses increased 38.8%, or $323 million, primarily due to operating an average of 16.6 additional aircraft, which provided us with higher capacity. Operating capacity increased 38.6% to 19 billion available seat miles due to scheduled capacity increases and increased transcontinental flights over 2003. Operating expenses per available seat mile increased 0.1% to 6.10 cents. In detail, operating costs per available seat mile were (percent changes are based on unrounded numbers):

	Year Ended December 31,		Percent Change
	2004	2003
	(in cents)
Operating expenses:
Salaries, wages and benefits	1.78	1.96	(9.0)%
Aircraft fuel	1.35	1.08	25.0
Landing fees and other rents	.48	.51	(5.3)
Depreciation and amortization	.41	.37	9.1
Aircraft rent	.37	.44	(15.5)
Sales and marketing	.33	.39	(14.9)
Maintenance materials and repairs	.24	.17	40.1
Other operating expenses	1.14	1.17	(2.8)
Total operating expenses	6.10	6.09	0.1%

Salaries, wages and benefits increased 26.1%, or $70 million, due to an increase in average full-time equivalent employees of 33.7% in 2004 compared to 2003. Cost per available seat mile decreased 9.0% principally as a result of a $17 million lower profit sharing provision, of which $3 million was attributable to Emergency War Time Act compensation in 2003.

Aircraft fuel expense increased 73.3%, or $108 million, due to 68 million more gallons of aircraft fuel consumed resulting in $58 million of additional fuel expense and, even after giving effect to the $37 million of fuel hedging gains, a 24.5% increase in average fuel cost per gallon, or $50 million. Our fuel costs represented 22.1% and 17.8% of our operating expenses in 2004 and 2003, respectively. During 2004, aircraft fuel prices remained at or near historically high levels, with our average fuel price per gallon at $1.06 compared to $0.85 in 2003. Cost per available seat mile increased 25.0% due to the increase in average fuel cost per gallon.

Landing fees and other rents increased 31.3%, or $22 million, due to a 35.3% increase in departures over 2003. Cost per available seat mile decreased 5.3% due to higher capacity and an increase in average stage length.

Depreciation and amortization increased 51.3%, or $26 million, primarily due to having an average of 35.6 owned aircraft in 2004 compared to 23.2 in 2003. Cost per available seat mile increased 9.1% due to a higher percentage of our aircraft fleet being owned.

Aircraft rent increased 17.1%, or $10 million, due to having an average of 25.0 aircraft operated under operating leases during 2004 compared to 20.8 in 2003. Cost per available seat mile decreased 15.5% due to higher capacity and a smaller percentage of our fleet being leased.

Sales and marketing expense increased 17.9%, or $9 million, due to higher credit card fees resulting from increased passenger revenues. On a cost per available seat mile basis, sales and marketing expense decreased 14.9% primarily due to the increases in capacity exceeding increases in advertising costs. We book the majority of our reservations through a combination of our website and our agents, 75.4% and 22.9% in 2004, respectively.

Maintenance materials and repairs increased 94.3%, or $22 million, due to 16.6 more average aircraft in 2004 compared to 2003 and a gradual aging of our fleet. The cost per available seat mile increased 40.1% year-over-year due to the completion of 54 airframe checks in 2004 compared to 34 in 2003, as well as increased engine and component repairs, and is expected to increase significantly as our fleet ages.

Other operating expenses increased 34.8%, or $56 million, primarily due to higher variable costs associated with increased capacity and number of passengers served. Cost per available seat mile decreased 2.8% as a result of our fixed costs being spread over higher capacity.

Other Income (Expense). Interest expense increased 85.1% primarily due to our debt financing of 15 additional aircraft and interest on our 3½% convertible notes, resulting in $24 million of additional interest expense. Interest income increased by $3 million due to higher interest rates. Other income also includes the ineffective gains(losses) on our derivative contracts, which were de minimis in 2004 and resulted in a gain of $2 million in 2003.

Our effective tax rate declined to 38.2% in 2004 compared to 40.8% in 2003 primarily as a result of $2 million in California State Enterprise Zone tax credits in 2004.

Quarterly Results of Operations

The following table sets forth selected financial data and operating statistics for the four quarters ended December 31, 2005. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10-K.

	Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005 (1)
Statements of Operations Data (dollars in millions)
Operating revenues	$373	$429	$453	$446
Operating expenses:
Salaries, wages and benefits	98	106	108	116
Aircraft fuel	87	111	138	152
Landing fees and other rents	26	27	27	32
Depreciation and amortization	24	27	30	34
Aircraft rent	18	18	18	20
Sales and marketing	19	20	22	20
Maintenance materials and repairs	14	14	19	17
Other operating expenses	62	66	77	86
Total operating expenses	348	389	439	477
Operating income (loss)	25	40	14	(31)
Other income (expense)	(14)	(16)	(18)	(24)
Income (loss) before income taxes	11	24	(4)	(55)
Income tax expense (benefit)	5	11	(7)	(13)
Net income (loss)	$6	$13	$3	$(42)
Operating margin	6.6%	9.4%	3.1%	(7.1)%
Operating Statistics:
Revenue passengers (thousands)	3,400	3,696	3,783	3,850
Revenue passenger miles (millions)	4,434	5,125	5,484	5,157
Available seat miles (ASMs) (millions)	5,169	5,846	6,332	6,356
Load factor	85.8%	87.7%	86.6%	81.1%
Breakeven load factor (2)	83.0%	82.0%	87.4%	91.0%
Aircraft utilization (hours per day)	13.2	13.7	13.7	13.1
Average fare	$104.98	$111.26	$114.08	$109.33
Yield per passenger mile (cents)	8.05	8.02	7.87	8.16
Passenger revenue per ASM (cents)	6.91	7.03	6.82	6.62
Operating revenue per ASM (cents)	7.22	7.34	7.15	7.02
Operating expense per ASM (cents)	6.74	6.65	6.93	7.51
Operating expense per ASM, excluding fuel (cents)	5.07	4.74	4.75	5.12
Airline operating expense per ASM (cents) (2)	6.68	6.58	6.87	7.43
Departures	25,637	27,382	28,104	30,886
Average stage length (miles)	1,292	1,369	1,444	1,324
Average number of operating aircraft during period	70.9	74.3	79.2	85.5
Average fuel cost per gallon	$1.31	$1.50	$1.70	$1.87
Fuel gallons consumed (millions)	66	75	81	81
Percent of sales through jetblue.com during period	76.4%	77.4%	77.7%	78.6%
Full-time equivalent employees at period end (2)	6,797	7,284	7,452	8,326

(1)	During the fourth quarter of 2005, we recorded $7 million in stock-based compensation expense related to the acceleration of stock options and wrote off $6 million in development costs related to a maintenance and inventory tracking system.

(2)	Excludes results of operations and employees for LiveTV, LLC, which are unrelated to our airline operations.

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

Liquidity and Capital Resources

At December 31, 2005, we had cash and cash equivalents of $6 million and investment securities of $478 million, compared to cash and cash equivalents of $19 million and investment securities of $431 million at December 31, 2004. We presently have no lines of credit other than two short-term borrowing facilities for certain aircraft predelivery deposits. In September 2005, we renewed and increased the facility for our A320 deliveries to $58 million and, in December 2005, we entered into a similar agreement for our EMBRAER 190 deliveries for up to $19 million. At December 31, 2005, we had $65 million in borrowings outstanding under these facilities.

We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities totaled $170 million in 2005, $199 million in 2004, and $287 million in 2003. The $29 million decline in cash flows from operations in 2005 compared to 2004 was primarily a result of a 52.0% increase in fuel prices, partially offset by a 28.4% increase in revenue passenger miles. Cash flows from operations in 2004 compared to 2003 declined due to 24.5% higher fuel prices and 7.4% lower yields than in 2003 as well as the receipt of $23 million in government compensation in 2003. Net cash used in investing and financing activities was $183 million in 2005, $283 million in 2004 and $198 million in 2003.

Investing Activities. During 2005, capital expenditures related to our purchase of flight equipment included expenditures of $711 million for 16 Airbus A320, one EMBRAER 190 aircraft and three spare engines, $183 million for flight equipment deposits and $81 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $149 million. Net cash used in the sale and purchase of available-for-sale securities was $79 million. Additional cash required for security deposits was $86 million, of which $80 million related to our lease for a new terminal at JFK.

During 2004, capital expenditures related to our purchase of flight equipment included expenditures of $511 million for 15 Airbus A320 aircraft and one spare engine, $180 million for flight equipment deposits and $19 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $87 million. Net cash provided from the sale and purchase of available-for-sale securities was $76 million.

Financing Activities. Financing activities during 2005 consisted primarily of (1) our November 2005 public offering of 12.9 million shares of our common stock at $12.00 per share, as adjusted for our December 2005 three-for-two stock split, raising net proceeds of $153 million, (2) the sale and leaseback over 18 years of six EMBRAER 190 aircraft for $152 million by a U.S. leasing institution, (3) the financing of 15 Airbus A320 aircraft with $498 in floating rate equipment notes purchased with the proceeds from our November 2004 public offering of Series 2004-2 pass-through certificates, (4) our issuance of a $33 million 12-year fixed rate equipment note issued to a European bank secured by one Airbus A320 aircraft, (5) our March 2005 issuance of $250 million of 3¾% convertible debentures due 2035, raising net proceeds of approximately $243 million, (6) the financing of flight training devices with $50 million in secured loan proceeds from Export Development Canada, (7) the financing of a hangar and training center in Orlando, FL with $47 million in special facilities bonds, of which $41 million was received by year end and (8) scheduled maturities of $117 million of debt.

The net proceeds from our common stock and convertible debt offerings are being used to fund working capital and capital expenditures, including capital expenditures related to the purchase of aircraft and construction of facilities on or near airports. We currently have shelf registration statements on file with the Securities and Exchange Commission related to the issuance of $1 billion original aggregate amount of common stock, preferred stock, debt securities and/or pass-through certificates. The net proceeds of any securities sold under these registration statements may be used to fund working capital and capital expenditures, including the purchase of aircraft and construction of facilities on or near airports. Through December 31, 2005, we had issued a total of $903 million in securities under these registration statements.

Financing activities during 2004 consisted primarily of (1) the financing of 13 aircraft with $431 million in floating rate equipment notes purchased with proceeds from our March 2004 public offering of pass-through certificates, (2) the financing of two aircraft with $68 million of 12-year floating rate equipment notes issued to a European bank, (3) the repayment of three spare engine notes totaling $9 million, (4) scheduled maturities of $68 million of debt, and (5) net short-term borrowings of $14 million.

None of our lenders or lessors are affiliated with us. Our short-term borrowings are part of a floating rate facility with a group of commercial banks to finance aircraft predelivery deposits.

Capital Resources. We have been able to generate sufficient funds from operations to meet our working capital requirements. We do not currently have any lines of credit, other than our short-term aircraft predelivery deposit facilities, and almost all of our property and equipment is encumbered. We typically finance our aircraft through either secured debt or lease financing. At December 31, 2005, we operated a fleet of 85 Airbus A320 aircraft, of which 25 are financed under operating leases with the remaining 60 financed by secured debt, and seven EMBRAER 190 aircraft, six of which are financed under operating leases. The remaining EMBRAER 190 aircraft was financed with secured debt in January 2006. Financing in the form of secured debt or operating leases had been arranged for 11 of our 16 Airbus A320 aircraft and all 19 of our EMBRAER 190 aircraft scheduled for delivery in 2006. Although we believe that debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot assure you that we will be able to secure financing on terms attractive to us, if at all. While these financings may or may not result in an increase in liabilities on our balance sheet, our fixed costs will increase significantly regardless of the financing method ultimately chosen. To the extent we cannot secure financing, we may be required to modify our aircraft acquisition plans or incur higher than anticipated financing costs.

Working Capital. We had a working capital deficit of $41 million at December 31, 2005, which is customary for airlines, primarily because air traffic liability is classified as a current liability, compared to positive working capital of $26 million at December 31, 2004. We expect to meet our obligations as they become due through available cash, investment securities and internally generated funds, supplemented as necessary by debt and/or equity financings and proceeds from aircraft sale and leaseback transactions. We expect to generate positive working capital through our operations. However, we cannot predict whether current trends and conditions will continue or what the effect on our business might be from the extremely competitive environment we are operating in or from events that are beyond our control, such as continued unprecedented high fuel prices, the impact of airline bankruptcies or consolidations, U.S. military actions, or acts of terrorism. Assuming that we utilize the predelivery short-term borrowing facilities available to us and obtain financing for the five remaining A320 aircraft scheduled for delivery in 2006, we believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

Contractual Obligations

Our noncancelable contractual obligations at December 31, 2005 include the following (in millions):

	Payments due in
	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt (1)	$3,400	$284	$282	$304	$207	$200	$2,123
Lease commitments	1,707	157	155	145	129	119	1,002
Flight equipment obligations	6,440	1,115	1,170	1,200	1,230	1,180	545
Short-term borrowings	65	65	—	—	—	—	—
Financing obligations and other (2)	2,439	188	83	115	147	158	1,748
Total	$14,051	$1,809	$1,690	$1,764	$1,713	$1,657	$5,418

(1)	Includes actual interest and estimated interest for floating-rate debt based on December 31, 2005 rates.

(2)	Amounts include noncancelable commitments for the purchase of goods and services.

All of our debt, other than our convertible debt and notes for one A320 aircraft, has floating interest rates and had a weighted average maturity of 9.1 years at December 31, 2005. Interest rates adjust quarterly or semi-annually based on the London Interbank Offered Rate, or LIBOR. Under the debt agreements related to two of our aircraft, we are required to comply with two specific financial covenants. The first requires that our tangible net worth be at least 12% of our total assets. The second requires, that for each quarter, our EBITDA for the prior four quarters must be at least twice our interest expense for those four quarters. Our inability to comply with the required financial maintenance covenants or provisions could result in default under these financing agreements and would result in a cross-default under our other financing agreements. In the event of any such default and our inability to obtain a waiver of the default, all amounts outstanding under the agreements could be declared to be immediately due and payable. If we did not have sufficient available cash to pay all amounts that become due and payable, we would have to seek additional debt or equity financing, which may not be available on acceptable terms, or at all. At December 31, 2005, we were in compliance with the covenants of all of our debt and lease agreements.

We have significant operating lease obligations for 31 aircraft with initial lease terms that range from 10 to 20 years. Five of these aircraft have variable-rate rent payments and adjust semi-annually based on LIBOR. We also lease airport terminal space and other airport facilities in each of our markets, as well as office space and other equipment. We have $111 million of restricted assets pledged under standby letters of credit related to certain of our leases, $80 million of which will expire in 2007 and the remainder at the end of the related lease terms.

Our firm aircraft orders at December 31, 2005 consisted of 98 Airbus A320 aircraft and 94 EMBRAER 190 aircraft scheduled for delivery as follows: 35 in each of 2006, 2007 and 2008, 36 in each of 2009 and 2010, and 15 in 2011. We meet our predelivery deposit requirements for our aircraft by paying cash or by using short-term borrowing facilities for deposits required six to 24 months prior to delivery. Any predelivery deposits paid by the issuance of notes are fully repaid at the time of delivery of the related aircraft.

We also have options to acquire 50 additional Airbus A320 aircraft for delivery from 2008 through 2013 and 100 additional EMBRAER190 aircraft for delivery from 2011 through 2016. We can elect to substitute Airbus A321 aircraft or A319 aircraft for the A320 aircraft until 21 months prior to the scheduled delivery date for those aircraft not on firm order.

Anticipated capital expenditures for facility improvements, spare parts and ground purchases for 2006 are projected to be approximately $175 million in the aggregate. In November 2005, we executed a 30-year lease agreement with the PANYNJ for the construction and operation of a new terminal at JFK with occupancy projected in early 2009, which for financial reporting purposes will be accounted for as a financing obligation. JetBlue has committed to rental payments under the lease, including ground rents for the new terminal site which began on lease execution and are included with lease commitments in the table above. Facility rents are anticipated to commence upon the date of beneficial occupancy and are included with financing obligations and other in the table above.

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

Off-Balance Sheet Arrangements

None of our operating lease obligations are reflected on our balance sheet. Although some of our aircraft lease arrangements are variable interest entities, as defined by FASB Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46, none of them require consolidation in our financial statements. The decision to finance these aircraft through operating leases rather than through debt was based on an analysis of the cash flows and tax consequences of each option and a consideration of our liquidity requirements. We are responsible for all maintenance, insurance and other costs associated with operating these aircraft; however, we have not made any residual value or other guarantees to our lessors.

We have determined that we hold a variable interest in, but are not the primary beneficiary of, certain pass-through trusts which are the purchasers of equipment notes issued by us to finance the acquisition of new aircraft and held by such pass-through trusts. These pass-through trusts maintain liquidity facilities whereby a third party agrees to make payments sufficient to pay up to 18 months of interest on the applicable certificates if a payment default occurs. The liquidity providers for the Series 2004-1 certificates are Landesbank Hessen-Thüringen Girozentrale and Morgan Stanley Capital Services Inc. The liquidity providers for the Series 2004-2 certificates are Landesbank Baden-Württemberg and Citibank, N.A.

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

We have also made certain guarantees and indemnities to other unrelated parties that are not reflected on our balance sheet, which we believe will not have a significant impact on our results of operations, financial condition or cash flows. We have no other off-balance sheet arrangements. See Notes 2, 3 and 12 to our consolidated financial statements for a more detailed discussion of our variable interests and other contingencies, including guarantees and indemnities.

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

Critical accounting policies and estimates are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The policies and estimates discussed below have been reviewed with our independent registered public accounting firm and with the Audit Committee of our Board of Directors. For a discussion of these and other accounting policies, see Note 1 to our consolidated financial statements.

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

Accounting for long-lived assets. In accounting for long-lived assets, we make estimates about the expected useful lives, projected residual values and the potential for impairment. In estimating useful lives and residual values of our aircraft, we have relied upon actual industry experience with the same or similar aircraft types and our anticipated utilization of the aircraft. Changing market prices of new and used aircraft, government regulations and changes in our maintenance program or operations could result in changes to these estimates. Our purchased technology, which resulted from our acquisition of LiveTV in 2002, is being amortized over six years based on the average number of aircraft expected to be in service as of the date of acquisition, resulting in an increasing annual expense as we had commitments at that time to purchase additional aircraft over the next three years.

Our long-lived assets are evaluated for impairment at least annually or when events and circumstances indicate that the assets may be impaired. Indicators include operating or cash flow losses, significant decreases in market value or changes in technology. As our assets are all relatively new and we continue to have positive cash flow, we have not identified any significant impairments related to our long-lived assets at this time.

Stock-based compensation. The adoption of SFAS No. 123(R), Share Based Payment, in 2006 will require the recording of stock-based compensation expense for issuances under our stock purchase plan and stock option plan over their requisite service period using a fair value approach similar to the current pro forma disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) does not mandate an option-pricing model to be used in determining fair value, but does require that the model selected consider certain variables. Different models would result in different valuations. Regardless of the method selected, significant judgment is required for some of the valuation variables. The most significant of these is the volatility of our common stock and the estimated term over which our stock options will be outstanding. The valuation calculation is sensitive to even slight changes in these estimates.

Although there will be no impact to our overall cash flows, the adoption of SFAS No. 123(R) will have a significant impact on our results of operations. Most of the stock-based compensation expense to be recorded in 2006 will relate to our stock purchase plan and stock options expected to be granted in 2006, as we accelerated the vesting of 20 million outstanding stock options in December 2005.

Lease accounting. We operate airport facilities, offices buildings and aircraft under operating leases with minimum lease payments associated with these agreements recognized as rent expense on a straight-line basis over the expected lease term. Within the provisions of certain leases there are minimum escalations in payments over the base lease term, as well as renewal periods. The effects of the escalations have been reflected in rent expense on a straight-line basis over the lease term, which includes renewal periods when it is deemed to be reasonably assured that we would incur an economic penalty for not renewing. The amortization period for leasehold improvements is the term used in calculating straight-line rent expense or their estimated economic life, whichever is shorter. Had different conclusions been reached with respect to the lease term and related renewal periods, different amounts of amortization and rent expense would have been reported.

Derivative instruments used for aircraft fuel.    We utilize financial derivative instruments to help manage the risk of changing aircraft fuel prices. At December 31, 2005, the net fair value of our derivative instruments was $1 million. Since the majority of our financial derivative instruments are not traded on a market exchange, their fair values are estimated, with the assistance of third parties, through the use of present value methods or standard option value models, with assumptions about commodity prices based on those observed in underlying markets. When possible, we designate these instruments as cash flow hedges for accounting purposes, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which permits the deferral of the effective portions of gains or losses until contract settlement.

SFAS No. 133 is a complex accounting standard, requiring that we develop and maintain a significant amount of documentation related to (1) our fuel hedging program and strategy, (2) statistical analysis supporting a highly correlated relationship between the underlying commodity in the derivative financial instrument and the risk being hedged (i.e. jet fuel) on both a historical and prospective basis and (3) cash flow designation for each hedging transaction executed, to be developed concurrently with the hedging transaction. This documentation requires that we estimate forward jet fuel prices since there is no quoted forward market for jet fuel. These estimates are developed through the observation of similar commodity futures prices, such as crude oil and/or heating oil, and adjusted based on variations to those like commodities. Historically, our hedges have settled within 24 months; therefore, the deferred effective portions of gains and losses have been recognized into earnings over a relatively short period of time.

Frequent flyer accounting. We utilize a number of estimates in accounting for our TrueBlue customer loyalty program, which are consistent with industry practices. We record a liability, which was $1 million as of December 31, 2005, for the estimated incremental cost of providing free travel awards, including an estimate for partially earned awards. The estimated cost includes incremental fuel, insurance, passenger food and supplies, and reservation costs. In estimating the liability, we currently assume that 90% of earned awards will be redeemed and that 30% of our outstanding points will ultimately result in awards. Periodically, we evaluate our assumptions for appropriateness, including comparison of the cost estimates to actual costs incurred as well as the expiration and redemption assumptions to actual experience. Changes in the minimum award levels or in the lives of the awards would also require us to reevaluate the liability, potentially resulting in a significant impact in the year of change as well as in future years.

We also sell TrueBlue points to participating partners. Revenue from these sales is allocated between passenger revenues and other revenues. The amount attributable to passenger revenue is determined based on the fair value of transportation expected to be provided when awards are redeemed and is recognized when travel is provided. Total sales proceeds in excess of the estimated transportation fair value is recognized at the time of sale.

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

Aircraft fuel. Our results of operations are affected by changes in the price and availability of aircraft fuel. To manage the price risk, we use crude or heating oil option contracts or swap agreements. Market risk is estimated as a hypothetical 10% increase in the December 31, 2005 cost per gallon of fuel. Based on projected 2006 fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $73 million in 2006, compared to an estimated $42 million for 2005 measured as of December 31, 2004. As of December 31, 2005, we had hedged approximately 30% of our projected 2006 fuel requirements. All existing hedge contracts settle by the end of 2006.

Interest. Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. At December 31, 2005, all of our debt, other than our convertible debt and equipment notes for one A320 aircraft, had floating interest rates. If interest rates average 10% higher in 2006 than they did during 2005, our interest expense would increase by approximately $7 million, compared to an estimated $2 million for 2005 measured as of December 31, 2004. If interest rates average 10% lower in 2006 than they did during 2005, our interest income from cash and investment balances would decrease by approximately $2 million, compared to $1 million for 2005 measured as of December 31, 2004. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate debt, cash equivalents and investment securities balances at December 31, 2005 and 2004.

Fixed Rate Debt. On December 31, 2005, our convertible debt had an aggregate estimated fair value of $438 million, based on quoted market prices. If interest rates were 10% higher than the stated rate, the fair value of this debt would have been $432 million as of December 31, 2005.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6	$19
Investment securities	478	431
Receivables, less allowance (2005-$1; 2004-$1)	94	37
Inventories, less allowance (2005-$1; 2004-$1)	21	10
Prepaid expenses and other	36	17
Total current assets	635	514
PROPERTY AND EQUIPMENT
Flight equipment	2,567	1,835
Predelivery deposits for flight equipment	298	263
	2,865	2,098
Less accumulated depreciation	180	109
	2,685	1,989
Other property and equipment	352	176
Less accumulated depreciation	59	35
	293	141
Total property and equipment	2,978	2,130
OTHER ASSETS
Purchased technology, less accumulated amortization (2005-$25; 2004-$14)	43	54
Assets constructed for others	30	7
Other	206	92
Total other assets	279	153
TOTAL ASSETS	$3,892	$2,797

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$99	$71
Air traffic liability	243	174
Accrued salaries, wages and benefits	58	56
Other accrued liabilities	53	38
Short-term borrowings	65	44
Current maturities of long-term debt	158	105
Total current liabilities	676	488
LONG-TERM DEBT	2,103	1,396
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	116	121
Other	86	38
	202	159
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 500,000,000 shares authorized, 172,621,972 and 156,354,898 shares issued and outstanding in 2005 and 2004, respectively	2	1
Additional paid-in capital	764	581
Retained earnings	145	165
Unearned compensation	—	(6)
Accumulated other comprehensive income	—	13
Total stockholders' equity	911	754
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,892	$2,797

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
OPERATING REVENUES
Passenger	$1,620	$1,220	$965
Other	81	45	33
Total operating revenues	1,701	1,265	998
OPERATING EXPENSES
Salaries, wages and benefits	428	337	267
Aircraft fuel	488	255	147
Landing fees and other rents	112	92	70
Depreciation and amortization	115	77	51
Aircraft rent	74	70	60
Sales and marketing	81	63	54
Maintenance materials and repairs	64	45	23
Other operating expenses	291	215	159
Total operating expenses	1,653	1,154	831
OPERATING INCOME	48	111	167
OTHER INCOME (EXPENSE)
Interest expense	(107)	(53)	(29)
Capitalized interest	16	9	5
Interest income and other	19	8	8
Government compensation	—	—	23
Total other income (expense)	(72)	(36)	7
INCOME (LOSS) BEFORE INCOME TAXES	(24)	75	174
Income tax expense (benefit)	(4)	29	71
NET INCOME (LOSS)	$(20)	$46	$103
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.13)	$0.30	$0.71
Diluted	$(0.13)	$0.28	$0.64

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(20)	$46	$103
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(4)	29	69
Depreciation	101	67	45
Amortization	16	11	7
Stock-based compensation	9	2	2
Changes in certain operating assets and liabilities:
Increase in receivables	(28)	(20)	(4)
Increase in inventories, prepaid and other	(20)	(6)	(11)
Increase in air traffic liability	69	39	37
Increase in accounts payable and other accrued liabilities	54	21	38
Other, net	(7)	10	1
Net cash provided by operating activities	170	199	287
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(941)	(617)	(573)
Predelivery deposits for flight equipment	(183)	(180)	(160)
Purchase of held-to-maturity investments	(5)	(19)	(26)
Proceeds from maturities of held-to-maturity investments	18	25	9
Decrease (increase) in available-for-sale securities	(79)	76	(235)
Increase in security deposits	(86)	(5)	(2)
Net cash used in investing activities	(1,276)	(720)	(987)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	178	20	136
Issuance of long-term debt	872	499	446
Aircraft sale and leaseback transactions	152	—	265
Short-term borrowings	68	44	33
Repayment of long-term debt	(117)	(77)	(57)
Repayment of short-term borrowings	(47)	(30)	(25)
Other, net	(13)	(19)	(9)
Net cash provided by financing activities	1,093	437	789
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13)	(84)	89
Cash and cash equivalents at beginning of period	19	103	14
Cash and cash equivalents at end of period	$6	$19	$103

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In milllions)

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2002	143	$1	$407	$16	$(9)	$—	$415
Net income	—	—	—	103	—	—	103
Change in fair value of derivatives, net of $4 in taxes	—	—	—	—	—	6	6
Total comprehensive income							109
Proceeds from secondary offering, net of offering expenses	7	—	123	—	—	—	123
Exercise of common stock options	2	—	4	—	—	—	4
Tax benefit of options exercised	—	—	9	—	—	—	9
Amortization of unearned compensation	—	—	—	—	1	—	1
Stock issued under crewmember stock purchase plan	1	—	9	—	—	—	9
Balance at December 31, 2003	153	1	552	119	(8)	6	670
Net income	—	—	—	46	—	—	46
Change in fair value of derivatives, net of $8 in taxes	—	—	—	—	—	13	13
Reclassifications into earnings, net of $4 in taxes	—	—	—	—	—	(6)	(6)
Total comprehensive income							53
Exercise of common stock options	2	—	4	—	—	—	4
Tax benefit of options exercised	—	—	9	—	—	—	9
Amortization of unearned compensation	—	—	—	—	2	—	2
Stock issued under crewmember stock purchase plan	1	—	16	—	—	—	16
Balance at December 31, 2004	156	1	581	165	(6)	13	754
Net loss	—	—	—	(20)	—	—	(20)
Reclassifications into earnings, net of $8 in taxes	—	—	—	—	—	(13)	(13)
Total comprehensive loss							(33)
Proceeds from secondary offering, net of offering expenses	13	1	152	—	—	—	153
Exercise of common stock options	2	—	6	—	—	—	6
Tax benefit of options exercised	—	—	5	—	—	—	5
Amortization of unearned compensation	—	—	—	—	2	—	2
Stock issued under crewmember stock purchase plan	2	—	17	—	—	—	17
Acceleration of stock options	—	—	3		4	—	7
Balance at December 31, 2005	173	$2	$764	$145	$—	$—	$911

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

JetBlue Airways Corporation offers low-fare, low-cost passenger air transportation service and provides high-quality customer service primarily on point-to-point routes. We offer our customers a differentiated product, with new aircraft, low fares, leather seats, free LiveTV (a direct satellite TV service) at every seat, pre-assigned seating and reliable performance. We commenced service in February 2000 and established our primary base of operations at New York's John F. Kennedy International Airport, or JFK, which serves as the origination or destination for 60% of our flights. We currently serve 34 destinations in 15 states, Puerto Rico, the Dominican Republic and The Bahamas. LiveTV, LLC, or LiveTV, a wholly owned subsidiary, provides in-flight entertainment systems for commercial aircraft, including live in-seat satellite television, digital satellite radio, wireless aircraft data link service and cabin surveillance systems.

Note 1—Summary of Significant Accounting Policies

Basis of Presentation:    Our consolidated financial statements include the accounts of JetBlue Airways Corporation, or JetBlue, and our subsidiaries, collectively ‘‘we’’ or the ‘‘Company’’, with all intercompany transactions and balances having been eliminated. Air transportation services accounted for substantially all the Company's operations in 2005, 2004 and 2003. Accordingly, segment information is not provided for LiveTV. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Investment Securities:    Investment securities consist of the following: (a) auction rate securities with auction reset periods less than 12 months, classified as available-for-sale securities and stated at fair value; (b) investment-grade interest bearing instruments maturing in 12 months or less, classified as held-to-maturity investments, and stated at amortized cost; and (c) financial derivative instruments settling within 12 months, stated at fair value. The fair values of our financial derivative instruments are estimated through the use of standard option value models and/or present value methods since these instruments are not actively traded on a market exchange.

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

Estimated useful lives and residual values for our property and equipment are as follows:

	Estimated Useful Life	Residual Value
Aircraft	25 years	20%
In-flight entertainment systems	12 years	0%
Aircraft parts	Fleet life	10%
Flight equipment leasehold improvements	Lease term	0%
Ground property and equipment	3-10 years	0%
Leasehold improvements	Lower of 15 years or lease term	0%
Buildings on leased land	Lease term	0%

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted future cash flows estimated to be generated by these assets are less than the assets' net book value. If impairment occurs, the loss is measured by comparing the fair value of the asset to its carrying amount

In December 2005, we decided to discontinue development of a new maintenance and inventory tracking system and consequently wrote off $6 million in capitalized costs, which is included in other operating expenses.

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

Aircraft and Engine Maintenance and Repair:    Regular airframe maintenance for owned and leased flight equipment is charged to expense as incurred unless covered by a third-party services contract. During 2005, we commenced separate ten-year services agreements, covering the scheduled and unscheduled repair of airframe line replacement unit components and the engines on our Airbus A320 aircraft. These agreements require monthly payments at rates based either on the number of cycles each aircraft was operated during each month or the number of flight hours each engine was operated during each month, subject to annual escalations. These payments are expensed as the related flight hours or cycles are incurred.

Advertising Costs:    Advertising costs, which are included in sales and marketing, are expensed as incurred. Advertising expense in 2005, 2004 and 2003 was $35 million, $27 million and $26 million, respectively.

Loyalty Program:    We account for our customer loyalty program, TrueBlue Flight Gratitude, by recording a liability for the estimated incremental cost for points outstanding and awards we expect to be redeemed. We adjust this liability, which is included in air traffic liability, based on points earned and redeemed as well as changes in the estimated incremental costs.

We also sell points in TrueBlue to third parties. A portion of these point sales is deferred and recognized as passenger revenue when transportation is provided. The remaining portion, which is the excess of the total sales proceeds over the estimated fair value of the transportation to be provided, is recognized in other revenue at the time of sale. Deferred revenue for points not redeemed is recorded upon expiration.

Income Taxes:    We account for income taxes utilizing the liability method. Deferred income taxes are recognized for the tax consequences of temporary differences between the tax and financial statement reporting bases of assets and liabilities. A valuation allowance for net deferred tax assets is provided unless realizability is judged by us to be more likely than not.

Stock-Based Compensation:    We account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for a stock option grant is recognized if the exercise price is less than the fair value of our common stock on the grant date. The following table illustrates the effect on net income and earnings per common share if we had applied the fair value method to measure stock-based compensation, which is described more fully in Note 7, as required under the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended (in millions, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Net income (loss), as reported	$(20)	$46	$103
Add: Stock-based compensation expense included in reported net income (loss), net of tax	8	1	1
Deduct: Stock-based compensation expense determined under the fair value method, net of tax
Crewmember stock purchase plan	(14)	(7)	(3)
Employee stock options	(95)	(13)	(7)
Pro forma net income (loss)	$(121)	$27	$94
Earnings (loss) per common share:
Basic – as reported	$(0.13)	$0.30	$0.71
Basic – pro forma	$(0.76)	$0.18	$0.64
Diluted – as reported	$(0.13)	$0.28	$0.64
Diluted – pro forma	$(0.76)	$0.16	$0.58

On December 9, 2005, we accelerated the vesting of 19.9 million stock options, representing 64% of our current outstanding options. This action resulted in non-cash, stock-based compensation expense of $7 million in 2005. It also resulted in an increase of $72 million, net of tax, in the pro forma employee stock option stock-based compensation expense shown above. The decision to accelerate vesting of these options was made primarily to avoid recognizing the related compensation cost in our future consolidated financial statements upon our adoption of SFAS No. 123(R), Share-Based Payment.

New Accounting Standard:    SFAS No. 123(R) supersedes APB No. 25 and revises guidance in SFAS No. 123. Among other things, SFAS No. 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. It will also require the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as currently required. We will adopt SFAS No. 123(R) on January 1, 2006. Upon adoption, we will use the modified prospective method and therefore will not restate our prior period results. SFAS No. 123(R) will apply to new share-based awards and to unvested stock options outstanding on the effective date and issuances under our crewmember stock purchase plan. Unrecognized non-cash stock compensation expense related to unvested options outstanding as of December 31, 2005 was approximately $16 million and will be recorded over the remaining vesting period of five years. We currently utilize the Black-Scholes option pricing model to estimate the fair value for the above pro forma calculations. We are still evaluating the alternative models available to value share-based awards upon adoption in 2006.

Note 2—Long-term Debt and Short-term Borrowings

Long-term debt and the related weighted average interest rate at December 31, 2005 and 2004 consisted of the following (in millions):

	2005		2004
Secured Debt
Floating rate equipment notes, due through 2016 (1)	$825	6.3%	$895	4.3%
Floating rate enhanced equipment notes (2)
Class G-1, due through 2016	287	5.0%	119	3.1%
Class G-2, due 2014 and 2016	373	5.2%	188	3.4%
Class C, due through 2008	222	8.0%	124	6.7%
Other secured debt	129	6.3%	—
Unsecured Debt
3¾% convertible debentures due in 2035 (3)	250		—
3½% convertible notes due in 2033 (4)	175		175
Total debt	2,261		1,501
Less: current maturities	(158)		(105)
Long-term debt	$2,103		$1,396

(1)	Interest rates adjust quarterly or semi-annually based on the London Interbank Offered Rate, or LIBOR, plus a margin.

(2)	In November 2004 and March 2004, we completed public offerings of $498 million and $431 million, respectively, of pass-through certificates, to finance the purchase of 28 new Airbus A320 aircraft delivered through 2005. Separate trusts were established for each class of these certificates. Principal payments are required on the Class G-1 and Class C certificates quarterly. The entire principal amount of the Class G-2 certificates is scheduled to be paid in a lump sum on the applicable maturity dates. The interest rate for all certificates is based on three month LIBOR plus a margin. Interest is payable quarterly.

(3)	In March 2005, we completed a public offering of $250 million aggregate principal amount of 3¾% convertible unsecured debentures due 2035, which are currently convertible into 14.6 million shares of our common stock at a price of approximately $17.10 per share, or 58.4795 shares per $1,000 principal amount of debentures, subject to further adjustment. Upon conversion, we have the right to deliver, in lieu of shares of our common stock, cash or a combination of cash and shares of our common stock. At any time, we may irrevocably elect to satisfy our conversion obligation with respect to the principal amount of the debentures to be converted with a combination of cash and shares of our common stock.

At any time on or after March 20, 2010, we may redeem any of the debentures for cash at a redemption price of 100% of their principal amount, plus accrued and unpaid interest. Holders may require us to repurchase the debentures for cash at a repurchase price equal to 100% of their principal amount plus accrued and unpaid interest, if any, on March 15, 2010, 2015, 2020, 2025 and 2030, or at any time prior to their maturity upon the occurrence of a specified designated event. Interest is payable semi-annually on March 15 and September 15.

(4)	In July 2003, we sold $175 million aggregate principal amount of 3½% convertible unsecured notes due 2033, which are currently convertible into 6.2 million shares of our common stock at a price of approximately $28.33 per share, or 35.2941 shares per $1,000 principal amount of notes, subject to further adjustment and certain conditions on conversion. At any time on or after July 18, 2008, we may redeem the notes for cash at a redemption price of 100% of their principal amount, plus accrued and unpaid interest. Holders may require us to repurchase all or a portion of their notes for cash on July 15 of 2008, 2013, 2018, 2023, and 2028 or upon the occurrence of certain designated events at a repurchase price equal to the principal amount of the notes, plus accrued and unpaid interest. Interest is payable semi-annually on January 15 and July 15.

At December 31, 2005, we were in compliance with the covenants of all our debt and lease agreements, which include among other things, a requirement to maintain certain financial ratios. Aircraft, engines, predelivery deposits and other equipment and facilities having a net book value of $2.50 billion at December 31, 2005 were pledged as security under various loan agreements.  Cash payments of interest, net of capitalized interest, aggregated $79 million, $41 million and $20 million in 2005, 2004 and 2003, respectively.

Maturities of long-term debt for the next five years are as follows (in millions):

2006	$158
2007	167
2008	203
2009	117
2010	117

We have funding facilities to finance aircraft predelivery deposits. These facilities allow for borrowings of up to $77 million through December 2008, of which $12 million was unused as of December 31, 2005. Commitment fees are 0.5% per annum on the average unused portion of the facilities. The weighted average interest rate on these outstanding short-term borrowings at December 31, 2005 and 2004 was 6.1% and 4.1%, respectively.

We currently have shelf registration statements on file with the Securities and Exchange Commission related to the issuance of $1 billion original aggregate amount of common stock, preferred stock, debt securities and/or pass-through certificates. Through December 31, 2005, we had issued a total of $903 million in securities under these registration statements.

Note 3—Leases

We lease aircraft, as well as airport terminal space, other airport facilities, office space and other equipment, which expire in various years through 2035. Total rental expense for all operating leases in 2005, 2004 and 2003 was $137 million, $120 million and $100 million, respectively. We have $111 million in assets, which serves as collateral for letters of credit related to certain of our leases, which is included in other assets.

At December 31, 2005, 31 of the 92 aircraft we operated were leased under operating leases, with initial lease term expiration dates ranging from 2009 to 2023. Five of the 31 aircraft leases have variable-rate rent payments based on LIBOR. Twenty-four aircraft leases generally can be renewed at rates based on fair market value at the end of the lease term for one, two or four years. Twenty-one aircraft leases have purchase options at the end of the lease term at fair market value and a one-time option during the term at amounts that are expected to approximate fair market value. During 2005, we entered into sale and leaseback transactions for six EMBRAER 190 aircraft acquired during the year. Gains associated with sale and leaseback operating leases have been deferred and are being recognized on a straight-line basis over the lease term as a reduction to aircraft rent expense.

Future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 2005, are as follows (in millions):

	Aircraft	Other	Total
2006	$109	$48	$157
2007	109	46	155
2008	104	41	145
2009	99	30	129
2010	89	30	119
Thereafter	558	444	1,002
Total minimum lease payments	$1,068	$639	$1,707

We hold variable interests in 21 of our 31 aircraft leases, which are owned by single owner trusts whose sole purpose is to purchase, finance and lease these aircraft to us. Since we do not participate in these trusts and we are not at risk for losses, we are not required to include these trusts in our consolidated financial statements. Our maximum exposure is the remaining lease payments, which are reflected in the future minimum lease payments in the table above.

Note 4—Assets Constructed for Others

In November 2005, we executed a lease agreement with the Port Authority of New York and New Jersey, or PANYNJ, for the construction and operation of a new terminal at JFK. Under this lease, we are responsible for construction, on behalf of the PANYNJ, of a 635,000 square foot 26-gate terminal, a parking garage, roadways and an AirTrain Connector, collectively referred to as the Project. The lease term ends on the earlier of the thirtieth anniversary of the date of beneficial occupancy of the new terminal or November 21, 2039. We have a one-time early termination option five years prior to the end of the scheduled lease term.

The aggregate cost of the Project is estimated at $740 million and is expected to be completed in early 2009. We will be making various payments under the lease, including ground rents for the new terminal site which began on lease execution and facility rents that are anticipated to commence upon the date of beneficial occupancy. The facility rents are based on the number of passengers enplaned out of the new terminal, subject to annual minimums. The PANYNJ will reimburse us for the costs of constructing the Project in accordance with the lease, except for approximately $80 million in leasehold improvements that will be provided by us. At December 31, 2005, we have a current receivable from the PANYNJ for $29 million.

In accordance with Emerging Issues Task Force Issue 97-10, The Effect of Lessee Involvement in Asset Construction, we are considered the owner of the Project for financial reporting purposes and, accordingly, we will reflect an asset and liability related to in-process construction. The Project costs to date are reflected on our balance sheets as Assets Constructed for Others in other long-term assets and as a Long-Term Construction Obligation in other long-term liabilities in the accompanying consolidated balance sheet at December 31, 2005. We do not currently expect to meet the criteria necessary to derecognize Assets Constructed for Others and the related liability when construction of the asset is complete and the lease term for the facility begins.

Assets Constructed for Others will be amortized over the shorter of the lease term or their economic life. Facility rents will be recorded as debt service on the construction obligation, with the portion not relating to interest reducing the principal balance. Ground rents are being recognized on a straight-line basis over the lease term and are reflected in Note 3. Minimum estimated facility payments, including escalations, associated with this lease are estimated to be $19 million in 2008, $29 million in 2009, $33 million in 2010 and $943 million thereafter.

Note 5—Stockholders' Equity

Our authorized shares of capital stock consist of 500 million shares of common stock and 25 million shares of preferred stock. The holders of our common stock are entitled to one vote per share on all matters which require a vote by the Company's stockholders as set forth in our Amended and Restated Certificate of Incorporation and Bylaws.

We distributed 57 million and 51 million shares of common stock in connection with our December 2005 and November 2003 three-for-two stock splits, respectively. All common share and per share data for periods presented in the accompanying consolidated financial statements and notes thereto give effect to these stock splits.

In November 2005, we completed a public offering of 12.9 million shares of our common stock at $12.00 per share, raising net proceeds of $153 million, after deducting discounts and commissions paid to the underwriters and other expenses incurred in connection with the offering. In July 2003, we completed a public offering of 6.7 million shares of our common stock at $18.89 per share, raising net proceeds of $123 million, after deducting discounts and commissions paid to the underwriters and other expenses incurred in connection with the offering. Net proceeds from these offerings were initially used to purchase investment securities pending their use to fund working capital and capital expenditures.

Unvested shares of common stock purchased by certain members of management in 1998 were subject to repurchase by the Company upon their termination at the original purchase price. At December 31, 2005, 2004 and 2003, all 13.4 million shares were fully vested under these agreements.

Pursuant to our Stockholder Rights Agreement, which became effective in February 2002, each share of common stock has attached to it a right and, until the rights expire or are redeemed, each new share of common stock issued by the Company will include one right. Upon the occurrence of certain events, each right entitles the holder to purchase one one-thousandth of a share of Series A participating preferred stock at an exercise price of $35.55, subject to further adjustment. The rights become exercisable only after any person or group acquires beneficial ownership of 15% or more (25% or more in the case of certain specified stockholders) of the Company's outstanding common stock or commences a tender or exchange offer that would result in such person or group acquiring beneficial ownership of 15% or more (25% or more in the case of certain stockholders) of the Company's common stock. If after the rights become exercisable, the Company is involved in a merger or other business combination or sells more than 50% of its assets or earning power, each right will entitle its holder (other than the acquiring person or group) to receive common stock of the acquiring company having a market value of twice the exercise price of the rights. The rights expire on April 17, 2012 and may be redeemed by the Company at a price of $.01 per right prior to the time they become exercisable.

As of December 31, 2005, we had a total of 67.7 million shares of our common stock reserved for issuance under our Crewmember Stock Purchase Plan, our Stock Incentive Plan and for our convertible debt.

Note 6—LiveTV

Purchased technology, which is an intangible asset related to our September 2002 acquisition of the membership interests of LiveTV, is being amortized over six years based on the average number of aircraft expected to be in service as of the date of acquisition. Projected amortization expense is $13 million in 2006 and $15 million in both 2007 and 2008.

Through December 31, 2005, LiveTV had installed in-flight entertainment systems for other airlines on 193 aircraft and had firm commitments for installations on 100 additional aircraft scheduled to be installed through 2007, with options for 141 additional installations through 2015. Deferred profit on hardware sales and advance deposits for future hardware sales included in the accompanying consolidated balance sheets in non-current other liabilities at both December 31, 2005 and 2004 is $21 million. Deferred profit to be recognized as income on installations completed through December 31, 2005 will be approximately $4 million per year through 2009 and $6 million thereafter.

Note 7—Stock-Based Compensation

Crewmember Stock Purchase Plan:    Our Crewmember Stock Purchase Plan, or CSPP, is available to all employees, with 5.1 million shares of our common stock initially reserved for issuance. The reserve automatically increases each January by an amount equal to 3% of the total number of shares of our common stock outstanding on the last trading day in December of the prior calendar year. In no event will any such annual increase exceed 9.1 million shares. The plan will terminate no later than the last business day of April 2012.

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

If the fair market value per share of our common stock on any purchase date within a particular offering period is less than the fair market value per share on the start date of that offering period, then the participants in that offering period will automatically be transferred and enrolled in the new two-year offering period which will begin on the next business day following such purchase date and the related purchase of shares. During 2005 and 2004, certain participants were automatically transferred and enrolled in new offering periods due to decreases in our stock price.

Should we be acquired by merger or sale of substantially all of our assets or more than 50% of our outstanding voting securities, then all outstanding purchase rights will automatically be exercised immediately prior to the effective date of the acquisition at a price equal to the lower of 85% of the fair market value per share on the start date of the offering period in which the participant is enrolled or 85% of the fair market value per share immediately prior to the acquisition.

The following is a summary of CSPP share reserve activity for the years ended December 31:

	2005		2004		2003
	Shares	Weighted Average	Shares	Weighted Average	Shares	Weighted Average
Available for future purchases, beginning of year	10,577,175		7,540,233		4,516,385
Shares reserved for issuance (1)	4,690,645		4,593,110		4,303,692
Common stock purchased	(1,561,575)	$10.83	(1,556,168)	$10.09	(1,279,844)	$7.39
Available for future purchases, end of year	13,706,245		10,577,175		7,540,233

(1)   On January 1, 2006, the number of shares reserved for issuance was increased by 5,178,659 shares.

The fair value of each purchase right is estimated at the inception of each offering period using the Black-Scholes option pricing model. The following table shows our assumptions and weighted average fair values of stock-based compensation used to compute the pro forma information for CSPP purchase rights included in Note 1:

	Year of Purchase Right
	2005	2004	2003
Risk-free interest rate	3.9%	2.0%	1.3%
Average expected life (years)	1.25	1.25	1.25
Expected volatility of common stock	38.0%	38.1%	41.5%
Weighted average fair value of purchase rights	$4.33	$5.95	$7.63

Stock Incentive Plan:    The 2002 Stock Incentive Plan, or the 2002 Plan, which includes stock options issued during 1999 through 2001 under a previous plan, provides for incentive and non-qualified stock options to be granted to certain employees and members of our Board of Directors. The 2002 Plan became effective following our initial public offering. Stock options under the 2002 Plan become exercisable when vested, which occurs in annual installments of three to seven years or upon the occurrence of a change in control, and expire ten years from the date of grant. Our policy is to grant options with the exercise price equal to the market price of the underlying common stock on the date of grant. The number of shares reserved for issuance will automatically increase each January by an amount equal to 4% of the total number of shares of our common stock outstanding on the last trading day in December of the prior calendar year. In no event will any such annual increase exceed 12.2 million shares. The 2002 Plan will terminate no later than December 31, 2011.

The following is a summary of stock option activity for the years ended December 31:

	2005			2004		2003
	Shares		Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	26,966,499		$10.54	24,229,518	$8.72	20,159,447	$5.25
Granted	6,600,006		13.53	4,957,950	16.90	6,082,313	18.47
Exercised	(1,779,598)		3.16	(1,695,065)	2.59	(1,644,299)	2.52
Forfeited	(700,485)		14.07	(525,904)	12.30	(367,943)	7.77
Outstanding at end of year	31,086,422		11.52	26,966,499	10.54	24,229,518	8.72
Vested at end of year	28,411,718	(1)	11.13	5,962,386	5.74	4,457,455	2.60
Available for future grants	2,132,587	(2)		1,777,914		85,813

(1)	Includes 19.9 million shares associated with our December 2005 stock option acceleration discussed in Note 1.

(2)	On January 1, 2006, the number of shares reserved for issuance was increased by 6,904,879 shares.

The following is a summary of outstanding stock options at December 31, 2005:

	Options Outstanding			Options Vested
	Shares	Weighted-Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Range of exercise prices
$0.33 to $0.87	3,275,573	4.3	$0.48	3,269,348	$0.48
$1.05 to $4.00	4,777,752	5.8	2.33	4,670,104	2.32
$8.00 to $11.73	4,093,344	7.0	10.60	3,602,954	10.59
$12.29 to $16.37	14,473,594	8.4	13.95	13,098,681	13.93
$17.93 to $29.71	4,466,159	8.1	22.40	3,770,631	22.07

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The following table shows our assumptions and weighted average fair values of stock-based compensation used to compute the pro forma information for employee stock options included in Note 1:

	Year of Grant
	2005	2004	2003
Risk-free interest rate	4.0%	3.1%	3.5%
Average expected life of options (years)	4.8	4.6	6.3
Expected volatility of common stock	38.0%	38.1%	41.5%
Weighted average fair value of stock options	$5.18	$6.17	$8.63

Note 8—Earnings (Loss) Per Share

The following table shows how we computed basic and diluted earnings (loss) per common share for the years ended December 31 (dollars in millions; share data in thousands):

	2005	2004	2003
Numerator:
Net income (loss) applicable to common stockholders for basic earnings (loss) per share	$ (20)	$46	$103
Interest on convertible debt, net of profit sharing and income taxes	—	—	1
Net income (loss) applicable to common stockholders after assumed conversion for diluted earnings (loss) per share	$ (20)	$46	$104
Denominator:
Weighted-average shares outstanding for basic earnings (loss) per share	159,889	154,769	145,912
Effect of dilutive securities:
Employee stock options	—	11,403	13,399
Unvested common stock	—	42	2,000
Convertible debt	—	—	2,944
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	159,889	166,214	164,255

For the years ended December 31, 2005 and 2004, a total of 20.8 million and 6.2 million shares, respectively, issuable upon conversion of our convertible debt were excluded from the diluted earnings per share calculation since the assumed conversion would be anti-dilutive. We also excluded 31.1 million, 7.6 million and 1.3 million shares issuable upon exercise of outstanding stock options for the years ended December 31, 2005, 2004 and 2003, respectively, from the diluted earnings (loss) per share computation since their exercise price was greater than the average market price of our common stock or if they were otherwise anti-dilutive.

Note 9—Income Taxes

The provision (benefit) for income taxes consisted of the following for the years ended December 31 (in millions):

	2005	2004	2003
Current:
Federal	$—	$(1)	$1
State and foreign	—	—	1
Deferred:
Federal	(4)	28	57
State and foreign	—	2	12
Income tax expense (benefit)	$(4)	$29	$71

The effective tax rate on income (loss) before income taxes differed from the federal income tax statutory rate for the years ended December 31 for the following reasons (in millions):

	2005	2004	2003
Income tax expense (benefit) at statutory rate	$(8)	$26	$61
Increase (decrease) resulting from:
State income tax, net of federal benefit	(2)	1	9
Non-deductible meals and entertainment	1	1	1
Stock-based compensation	3	1	—
Valuation allowance	2	—	—
Total income tax expense (benefit)	$(4)	$29	$71

Cash payments for income taxes were $1 million, $1 million and $2 million in 2005, 2004 and 2003, respectively.

The net deferred taxes below include a current net deferred tax asset of $11 million and a long-term net deferred tax liability of $117 million at December 31, 2005, and a current net deferred tax liability of $2 million and a long-term net deferred tax liability of $121 million at December 31, 2004.

The components of our deferred tax assets and liabilities as of December 31 are as follows (in millions):

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$272	$144
Employee benefits	9	5
Gains from sale and leaseback of aircraft	5	2
Tax credits carryforwards	4	2
Rent expense	2	2
Other	3	1
Valuation allowance	(2)	—
Deferred tax assets	293	156
Deferred tax liabilities:
Accelerated depreciation	(399)	(271)
Derivative gains	—	(8)
Net deferred tax liability	$(106)	$(123)

For financial reporting purposes, a valuation allowance has been recognized at December 31, 2005 to reduce the deferred tax assets associated with certain of the Company’s state income tax net operating loss carryforwards, as realization is not likely.

At December 31, 2005, the Company had regular and alternative minimum tax net operating loss carryforwards of $687 million and $493 million, respectively, available for carryforward to reduce the tax liabilities of future years. The net operating loss carryforwards begin to expire in 2021 for federal purposes and between 2010 and 2026 for state purposes.

Note 10—Employee Retirement Plan

We sponsor a retirement savings 401(k) defined contribution plan, or the Plan, covering all of our employees. We match 100% of our employee contributions up to three percent of their compensation in cash, which then vests over five years. Participants are immediately vested in their voluntary contributions. We have a profit sharing retirement plan as a separate component of the Plan for all of our employees under which an award pool consisting of 15% of our pre-tax earnings, subject to Board of Director approval, is distributed on a pro rata basis based on employee compensation. These contributions vest immediately. Our contributions expensed for the Plan in 2005, 2004 and 2003 were $8 million, $19 million and $35 million, respectively. Our 2005 contributions were all related to our 401(k) plan match.

Note 11—Commitments

At December 31, 2005, our firm aircraft orders consisted of 98 Airbus A320 aircraft, 94 EMBRAER 190 aircraft and 34 spare engines scheduled for delivery through 2012. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $1.12 billion in 2006, $1.17 billion in 2007, $1.20 billion in 2008, $1.23 billion in 2009, $1.18 billion in 2010, and $0.54 billion thereafter. We have options to purchase 50 A320 aircraft scheduled for delivery from 2008 through 2013 and 100 EMBRAER 190 aircraft scheduled for delivery from 2011 through 2016. Debt financing has been arranged for 11 of our 16 Airbus A320 deliveries scheduled for 2006. Lease financing has been arranged for the next 24 EMBRAER 190 aircraft deliveries, scheduled for delivery through March 2007.

Our commitments also include those of LiveTV, which has several noncancelable long-term purchase agreements with its suppliers to provide equipment to be installed on its customers' aircraft, including JetBlue's aircraft. Committed expenditures to these suppliers are approximately $37 million in 2006, $5 million in each of 2007 and 2008, $3 million in 2009 and $1 million in 2010.

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

The Company has various leases with respect to real property, and various agreements among airlines relating to fuel consortia or fuel farms at airports, under which the Company has agreed to standard language indemnifying the lessor against environmental liabilities associated with the real property or operations described under the agreement, even if the Company is not the party responsible for the initial event that caused the environmental damage. In the case of fuel consortia at airports, these indemnities are generally joint and several among the participating airlines. The Company has purchased a stand alone environmental liability insurance policy to help mitigate this exposure. Our existing aviation hull and liability policy includes some limited environmental coverage when a clean up is part of an associated single identifiable covered loss.

Under certain contracts, we indemnify certain parties against legal liability arising out of actions by other parties. The terms of these contracts range up to 30 years. Generally, the Company has liability insurance protecting the Company for the obligations it has undertaken relative to these indemnities.

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

Note 13—Financial Instruments and Risk Management

We maintain cash and cash equivalents with various high-quality financial institutions or in short-term duration high-quality debt securities. Investments in highly-liquid debt securities are stated at fair value, which approximates cost. The majority of our receivables result from the sale of tickets to individuals, mostly through the use of major credit cards. These receivables are short-term, generally being settled shortly after the sale. As of December 31, 2005 and 2004, the fair value of our convertible debt, based on quoted market prices, was $438 million and $167 million, respectively. The fair value of our other long-term debt, which approximated its carrying value at December 31, 2005 and 2004, was estimated using discounted cash flow analysis based on our current incremental borrowing rates for instruments with similar terms. The carrying values of all other financial instruments approximated their fair values at December 31, 2005 and 2004.

Investment securities, excluding fuel hedge derivatives, at December 31, 2005 and 2004 consisted of the following (in millions):

	2005	2004
Available-for-sale securities:
Student loan bonds	$407	$325
Asset-backed securities	64	67
	471	392
Held-to-maturity securities:
Corporate bonds	5	18
Total	$476	$410

The carrying values of available-for-sale and held-to-maturity securities approximate fair value. There were no realized gains or losses on these investments for the years ended December 31, 2005, 2004 or 2003. Contractual maturities of available-for-sale securities at December 31, 2005 consisted of $36 million maturing in 2006 and $435 million maturing after 2019.

We are exposed to the effect of changes in the price and availability of aircraft fuel. To manage this risk, we periodically purchase crude or heating oil option contracts or swap agreements. Prices for these commodities are normally highly correlated to jet fuel, making derivatives of them effective at offsetting jet fuel prices to provide some short-term protection against a sharp increase in average fuel prices. We have agreements whereby cash deposits are required if market risk exposure exceeds a specified threshold amount. The following is a summary of our derivative contracts (in millions, except as otherwise indicated):

	2005	2004
At December 31:
Fair value of derivative instruments at year end	$1	$21
Longest remaining term (months)	12	12
Hedged volume (barrels)	3,225	1,620

	2005	2004	2003
Year ended December 31:
Hedge effectiveness gains recognized in aircraft fuel expense	$43	$37	$4
Hedge ineffectiveness net gains recognized in other income (expense)	—	—	2
Percentage of actual consumption hedged	22%	42%	72%

As of December 31, 2005, we did not have any derivative contracts designated as cash flow hedges as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Should we designate these or other contracts in the future as cash flow hedges, they would continue to be recorded at fair value on the balance sheet, but the effective portion of the change in their fair value from the designation date would be reflected in other comprehensive income until their settlement month or until they lost their hedge designation.

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

Note 14—Government Compensation

In April 2003, the President signed into law the Emergency War Time Supplemental Appropriations Act of 2003, which provided for compensation to domestic air carriers based on their proportional share of passenger security and air carrier infrastructure security fees paid by those carriers through the date of enactment of the legislation. In May 2003, we received $23 million in compensation pursuant to this legislation, which is recorded in other income (expense).

Note 15—Quarterly Financial Data (Unaudited)

Quarterly results of operations for the years ended December 31 are summarized below (in millions, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
2005
Operating revenues	$373	$429	$453	$446
Operating income (loss)	25	40	14	(31)
Net income (loss)	6	13	3	(42)
Basic earnings (loss ) per share	$0.04	$0.08	$0.02	$(0.25)
Diluted earnings (loss) per share	$0.04	$0.08	$0.02	$(0.25)
2004
Operating revenues	$289	$320	$323	$333
Operating income	33	45	22	11
Net income	15	21	8	2
Basic earnings per share	$0.10	$0.14	$0.05	$0.01
Diluted earnings per share	$0.09	$0.13	$0.05	$0.01

(1)	During the fourth quarter of 2005, we recorded $7 million in non-cash stock-based compensation expense related to the acceleration of certain stock options and wrote-off $6 million in development costs relating to a maintenance and inventory tracking system that will not be implemented. In 2004, we recorded additional passenger revenue of $3 million to recognize expired customer credits based on stated terms and recorded other non-recurring charges totaling $2 million.

The sum of the quarterly earnings per share amounts does not equal the annual amount reported since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average common shares outstanding and other dilutive potential common shares.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JetBlue Airways Corporation

We have audited the accompanying consolidated balance sheets of JetBlue Airways Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JetBlue Airways Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of JetBlue Airways Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2006 expressed an unqualified opinion on management's assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

New York, New York
February 9, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JetBlue Airways Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that JetBlue Airways Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of a material weakness due to ineffective controls over the determination of the fair value of certain of the Company’s derivative financial instruments, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). JetBlue Airways Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2005, controls over the review of the valuation of certain derivative financial instruments were ineffective resulting in the inappropriate valuation of certain instruments entered into during the fourth quarter of 2005. This deficiency resulted in an adjustment to the consolidated financial statements to reflect fair values as required under U.S. generally accepted accounting principles, which increased other non operating income and investment securities. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated February 9, 2006 on those financial statements.

In our opinion, management’s assessment that JetBlue Airways Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, JetBlue Airways Corporation has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO control criteria.

/s/ Ernst & Young LLP

New York, New York
February 9, 2006

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on that evaluation and as described below under ‘‘Management’s Report on Internal Control Over Financial Reporting,’’ we have identified a material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)). Solely as a result of this material weakness, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2005.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that, as of December 31, 2005, we did not maintain effective internal control over financial reporting, solely due to a material weakness associated with our accounting for derivative financial instruments, as described below.

We determined that certain derivative financial instruments entered into during the fourth quarter of 2005, used to help manage the risk of changing aircraft fuel prices were not initially recorded at the appropriate fair values as required under GAAP. We concluded that this error resulted from the lack of an effective review of the valuation of our derivative financial instruments. We did make the required $2 million adjusting entry in our 2005 financial statements to reflect the fair value of the derivative financial instruments.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Remediation of Material Weakness in Internal Control

We are currently implementing new internal control procedures to improve the effectiveness of our review over accounting for derivative financial instruments and to ensure that these transactions are accounted for in accordance with GAAP, including the following:

•	We will implement definitive standards for detailed documentation supporting the valuation of derivatives, including a quarterly review of the related counterparty statements; and

•	We will develop a quarterly derivatives checklist to ensure that new instruments are valued appropriately.

We will take the necessary steps to remediate this material weakness by the end of the first quarter of 2006. Additionally, we will provide education regarding effective review procedures to the appropriate personnel. We will continue to monitor vigorously the effectiveness of these processes, procedures and controls, and will make any further changes as management determines appropriate.

Changes in Internal Control

Other than as expressly noted above in this Item 9A, there were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Audit Committee Financial Expert

Our Board of Directors has determined that at least one person serving on the Audit Committee is an ‘‘audit committee financial expert’’ as defined under Item 401(h) of SEC Regulation S-K. Joy Covey, the Chair of the Audit Committee, is an ‘‘audit committee financial expert’’ and is independent as defined under applicable SEC and Nasdaq rules.

Information relating to executive officers is set forth in Part I of this report following Item 4 under ‘‘Executive Officers of the Registrant.’’ The other information required by this Item is incorporated by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders to be held on May 18, 2006 to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our 2005 fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders to be held on May 18, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The table below provides information relating to our equity compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance as of December 31, 2005, as adjusted for stock splits:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	34,600,434	$11.41	12,324,820
Equity compensation plans not approved by security holders	—	—	—
Total	34,600,434	$11.41	12,324,820

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

The other information required by this Item is incorporated by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders to be held on May 18, 2006.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders to be held on May 18, 2006.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders to be held on May 18, 2006.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial statements:
Consolidated Balance Sheets—December 31, 2005 and December 31, 2004
Consolidated Statements of Operations—For the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows—For the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders' Equity—For the years ended December 31, 2005, 2004 and 2003
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

JETBLUE AIRWAYS CORPORATION (Registrant)

Date: February 14, 2006	By: /s/ HOLLY NELSON

Vice President and Controller (principal accounting officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on the 14th of February 2006 on behalf of the registrant and in the capacities indicated.

Signature	Capacity

/s/ DAVID NEELEMAN	Chief Executive Officer and Director (Principal Executive Officer)

David Neeleman

/s/ JOHN OWEN	Chief Financial Officer (Principal Financial Officer)

John Owen

/s/ HOLLY NELSON	Vice President and Controller (Principal Accounting Officer)

Holly Nelson

/s/ DAVID BARGER	Director

David Barger

/s/ DAVID CHECKETTS	Director

David Checketts

/s/ KIM CLARK	Director

Kim Clark

/s/ JOY COVEY	Director

Joy Covey

/s/ANGELA GITTENS	Director

Angela Gittens

/s/ MICHAEL LAZARUS	Director

Michael Lazarus

/s/ NEAL MOSZKOWSKI	Director

Neal Moszkowski

/s/ JOEL PETERSON	Director

Joel Peterson

/s/ ANN RHOADES	Director

Ann Rhoades

/s/ FRANK SICA	Director

Frank Sica

Exhibit Index

2.1	Membership Interest Purchase Agreement among Harris Corporation and Thales Avionics In-Flight Systems, LLC and In-Flight Liquidating, LLC and Glenn S. Latta and Jeffrey A. Frisco and Andreas de Greef and JetBlue Airways Corporation, dated as of September 9, 2002 relating to the interests in LiveTV, LLC—incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated September 27, 2002.
3.1	Amended and Restated Certificate of Incorporation of JetBlue Airways Corporation— incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
3.2	Amended and Restated Certificate of Incorporation of JetBlue Airways Corporation— incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated July 10, 2003.
3.3	Amended and Restated Bylaws of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
3.4	Certificate of Designation of Series A Participating Preferred Stock dated April 1, 2002 —incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated July 10, 2003.
4.1	Specimen Stock Certificate—incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
4.2	Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein— incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
4.2(a)	Amendment No. 1, dated as of June 30, 2003, to Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3, filed on July 3, 2003, as amended on July 10, 2003 (File No. 333-106781).
4.2(b)	Amendment No. 2, dated as of October 6, 2003, to Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3, filed on October 7, 2003 (File No. 333-109546).
4.2(c)	Amendment No. 3, dated as of October 4, 2004, to Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K/A dated October 4, 2004.
4.3	Registration Rights Agreement, dated as of July 15, 2003, among the Company and Morgan Stanley & Co. Incorporated, Raymond James & Associates, Inc. and Blaylock & Partners, L.P.—incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.
4.4	Summary of Rights to Purchase Series A Participating Preferred Stock—incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

4.5	Stockholder Rights Agreement—incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.
4.6	Indenture, dated as of July 15, 2003, between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee, relating to the Company's 3½% Convertible Notes due 2033—incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.
4.7	Form of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Certificate Series 2004-1G-1-O—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 24, 2004.
4.7(a)	Form of Three-Month LIBOR plus 0.420% JetBlue Airways Pass Through Certificate Series 2004-1G-2-O—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated March 24, 2004.
4.7(b)	Form of Three-Month LIBOR plus 4.250% JetBlue Airways Pass Through Certificate Series 2004-1C-O—incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated March 24, 2004.
4.7(c)	Pass Through Trust Agreement, dated as of March 24, 2004, between JetBlue Airways Corporation and Wilmington Trust Company, as Pass Through Trustee, made with respect to the formation of JetBlue Airways Pass Through Trust, Series 2004-1G-1-O and the issuance of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Trust, Series 2004-1G-1-O, Pass Through Certificates—incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated March 24, 2004(1).
4.7(d)	Revolving Credit Agreement (2004-1G-1), dated as of March 24, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-1G-1 Pass Through Trust, as Borrower, and Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated March 24, 2004 .
4.7(e)	Revolving Credit Agreement (2004-1G-2), dated as of March 24, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-1G-2 Pass Through Trust, as Borrower, and Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated March 24, 2004.
4.7(f)	Revolving Credit Agreement (2004-1C), dated as of March 24, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-1C Pass Through Trust, as Borrower, and Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated March 24, 2004.
4.7(g)	Deposit Agreement (Class G-1), dated as of March 24, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary —incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated March 24, 2004.
4.7(h)	Deposit Agreement (Class G-2), dated as of March 24, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary —incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K dated March 24, 2004.

4.7(i)	Deposit Agreement (Class C), dated as of March 24, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary —incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K dated March 24, 2004.
4.7(j)	Escrow and Paying Agent Agreement (Class G-1), dated as of March 24, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Credit Lyonnais Securities (USA) Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-1G-1-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated March 24, 2004.
4.7(k)	Escrow and Paying Agent Agreement (Class G-2), dated as of March 24, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Credit Lyonnais Securities (USA) Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-1G-2-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated March 24, 2004.
4.7(l)	Escrow and Paying Agent Agreement (Class C), dated as of March 24, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Credit Lyonnais Securities (USA) Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-1C-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.13 to our Current Report on Form 8-K dated March 24, 2004.
4.7(m)	ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1G-1-O—incorporated by reference to Exhibit 4.14 to our Current Report on Form 8-K dated March 24, 2004(2).
4.7(n)	Schedule to the ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1G-1-O—incorporated by reference to Exhibit 4.15 to our Current Report on Form 8-K dated March 24, 2004.
4.7(o)	Schedule to the ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services, Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1G-2-O—incorporated by reference to Exhibit 4.16 to our Current Report on Form 8-K dated March 24, 2004.
4.7(p)	Schedule to the ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services, Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1C-O—incorporated by reference to Exhibit 4.17 to our Current Report on Form 8-K dated March 24, 2004.

4.7(q)	Class G-1 Above Cap Liquidity Facility Confirmation, dated March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.18 to our Current Report on Form 8-K dated March 24, 2004.
4.7(r)	Class G-2 Above Cap Liquidity Facility Confirmation, dated March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.19 to our Current Report on Form 8-K dated March 24, 2004.
4.7(s)	Class C Above Cap Liquidity Facility Confirmation, dated March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.20 to our Current Report on Form 8-K dated March 24, 2004.
4.7(t)	Guarantee, dated March 24, 2004, of Morgan Stanley Capital Services Inc. with respect to the Class G-1 Above Cap Liquidity Facility—incorporated by reference to Exhibit 4.21 to our Current Report on Form 8-K dated March 24, 2004.
4.7(u)	Guarantee, dated March 24, 2004, of Morgan Stanley Capital Services Inc. with respect to the Class G-2 Above Cap Liquidity Facility—incorporated by reference to Exhibit 4.22 to our Current Report on Form 8-K dated March 24, 2004.
4.7(v)	Guarantee, dated March 24, 2004, of Morgan Stanley Capital Services Inc. with respect to the Class C Above Cap Liquidity Facility—incorporated by reference to Exhibit 4.23 to our Current Report on Form 8-K dated March 24, 2004.
4.7(w)	Insurance and Indemnity Agreement, dated as of March 24, 2004, among MBIA Insurance Corporation, as Policy Provider, JetBlue Airways Corporation and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.24 to our Current Report on Form 8-K dated March 24, 2004.
4.7(x)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated March 24, 2004, bearing Policy Number 43567(1) issued to Wilmington Trust Company, as Subordination Agent for the Class G-1 Certificates—incorporated by reference to Exhibit 4.25 to our Current Report on Form 8-K dated March 24, 2004.
4.7(y)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated March 24, 2004, bearing Policy Number 43567(2) issued to Wilmington Trust Company, as Subordination Agent for the Class G-2 Certificates—incorporated by reference to Exhibit 4.26 to our Current Report on Form 8-K dated March 24, 2004.
4.7(z)	Intercreditor Agreement, dated as of March 24, 2004, among Wilmington Trust Company, as Pass Through Trustee, Landesbank Hessen- Thüringen Girozentrale, as Primary Liquidity Provider, Morgan Stanley Capital Services, Inc., as Above-Cap Liquidity Provider, MBIA Insurance Corporation, as Policy Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.27 to our Current Report on Form 8-K dated March 24, 2004.
4.7(aa)	Note Purchase Agreement, dated as of March 24, 2004, among JetBlue Airways Corporation, Wilmington Trust Company, in its separate capacities as Pass Through Trustee, as Subordination Agent, as Escrow Agent and as Paying Agent—incorporated by reference to Exhibit 4.28 to our Current Report on Form 8-K dated March 24, 2004.
4.7(ab)	Form of Trust Indenture and Mortgage between JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, as Mortgagee—incorporated by reference to Exhibit 4.29 to our Current Report on Form 8-K dated March 24, 2004.

4.7(ac)	Form of Participation Agreement among JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, in its separate capacities as Mortgagee, as Pass Through Trustee and as Subordination Agent—incorporated by reference to Exhibit 4.30 to our Current Report on Form 8-K dated March 24, 2004.
4.8	Form of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Certificate Series 2004-2G-1-O, with attached form of Escrow Receipt—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 9, 2004.
4.8(a)	Form of Three-Month LIBOR plus 0.450% JetBlue Airways Pass Through Certificate Series 2004-2G-2-O, with attached form of Escrow Receipt—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated November 9, 2004.
4.8(b)	Form of Three-Month LIBOR plus 3.100% JetBlue Airways Pass Through Certificate Series 2004-2C-O, with attached form of Escrow Receipt—incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated November 9, 2004.
4.8(c)	Pass Through Trust Agreement, dated as of November 15, 2004, between JetBlue Airways Corporation and Wilmington Trust Company, as Pass Through Trustee, made with respect to the formation of JetBlue Airways Pass Through Trust, Series 2004-2G-1-O and the issuance of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Trust, Series 2004-2G-1-O, Pass Through Certificates—incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated November 9, 2004(3).
4.8(d)	Revolving Credit Agreement (2004-2G-1), dated as of November 15, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-2G-1 Pass Through Trust, as Borrower, and Landesbank Baden-Württemberg, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated November 9, 2004.
4.8(e)	Revolving Credit Agreement (2004-2G-2), dated as of November 15, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-2G-2 Pass Through Trust, as Borrower, and Landesbank Baden-Württemberg, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated November 9, 2004.
4.8(f)	Revolving Credit Agreement (2004-2C), dated as of November 15, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-2C Pass Through Trust, as Borrower, and Landesbank Baden-Württemberg, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated November 9, 2004.
4.8(g)	Deposit Agreement (Class G-1), dated as of November 15, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated November 9, 2004.
4.8(h)	Deposit Agreement (Class G-2), dated as of November 15, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K dated November 9, 2004.
4.8(i)	Deposit Agreement (Class C), dated as of November 15, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K dated November 9, 2004.

4.8(j)	Escrow and Paying Agent Agreement (Class G-1), dated as of November 15, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and J.P. Morgan Securities, Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-2G-2-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent —incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated November 9, 2004.
4.8(k)	Escrow and Paying Agent Agreement (Class G-2), dated as of November 15, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and J.P. Morgan Securities, Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-2G-2-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent —incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated November 9, 2004.
4.8(l)	Escrow and Paying Agent Agreement (Class C), dated as of November 15, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and J.P. Morgan Securities, Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-2C-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.13 to our Current Report on Form 8-K dated November 9, 2004.
4.8(m)	ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2G-1-O—incorporated by reference to Exhibit 4.14 to our Current Report on Form 8-K dated November 9, 2004(4).
4.8(n)	Schedule to the ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2G-1-O—incorporated by reference to Exhibit 4.15 to our Current Report on Form 8-K dated November 9, 2004.
4.8(o)	Schedule to the ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2G-2-O—incorporated by reference to Exhibit 4.16 to our Current Report on Form 8-K dated November 9, 2004.
4.8(p)	Schedule to the ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2C-O—incorporated by reference to Exhibit 4.17 to our Current Report on Form 8-K dated November 9, 2004.
4.8(q)	Class G-1 Above Cap Liquidity Facility Confirmation, dated November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.18 to our Current Report on Form 8-K dated November 9, 2004.

4.8(r)	Class G-2 Above Cap Liquidity Facility Confirmation, dated November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.19 to our Current Report on Form 8-K dated November 9, 2004.
4.8(s)	Class C Above Cap Liquidity Facility Confirmation, dated November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.20 to our Current Report on Form 8-K dated November 9, 2004.
4.8(t)	Insurance and Indemnity Agreement, dated as of November 15, 2004, among MBIA Insurance Corporation, as Policy Provider, JetBlue Airways Corporation and Wilmington Trust Company, as Subordination Agent and Trustee—incorporated by reference to Exhibit 4.21 to our Current Report on Form 8-K dated November 9, 2004.
4.8(u)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated November 15, 2004, bearing Policy Number 45243 issued to Wilmington Trust Company, as Subordination Agent for the Class G-1 Certificates—incorporated by reference to Exhibit 4.22 to our Current Report on Form 8-K dated November 9, 2004.
4.8(v)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated November 15, 2004, bearing Policy Number 45256 issued to Wilmington Trust Company, as Subordination Agent for the Class G-2 Certificates—incorporated by reference to Exhibit 4.23 to our Current Report on Form 8-K dated November 9, 2004.
4.8(w)	Intercreditor Agreement, dated as of November 15, 2004, among Wilmington Trust Company, as Pass Through Trustee, Landesbank Baden-Württemberg, as Primary Liquidity Provider, Citibank, N.A., as Above-Cap Liquidity Provider, MBIA Insurance Corporation, as Policy Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.24 to our Current Report on Form 8-K dated November 9, 2004.
4.8(x)	Note Purchase Agreement, dated as of November 15, 2004, among JetBlue Airways Corporation, Wilmington Trust Company, in its separate capacities as Pass Through Trustee, as Subordination Agent, as Escrow Agent and as Paying Agent—incorporated by reference to Exhibit 4.25 to our Current Report on Form 8-K dated November 9, 2004.
4.8(y)	Form of Trust Indenture and Mortgage between JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, as Mortgagee—incorporated by reference to Exhibit 4.26 to our Current Report on Form 8-K dated November 9, 2004.
4.8(z)	Form of Participation Agreement among JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, in its separate capacities as Mortgagee, as Pass Through Trustee and as Subordination Agent—incorporated by reference to Exhibit 4.27 to our Current Report on Form 8-K dated November 9, 2004.
4.9	Indenture, dated as of March 16, 2005, between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee, relating to the Company’s debt securities—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 10, 2005.
4.9(a)	First Supplemental Indenture to the Indenture filed as Exhibit 4.9 to this report, dated as of March 16, 2005, between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee, relating to the Company’s 3¾% Convertible Debentures due 2035—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated March 10, 2004..

10.1**	Airbus A320 Purchase Agreement, dated as of April 20, 1999, between AVSA, S.A.R.L. and JetBlue Airways Corporation, including Amendments No. 1 through No. 11 and Letter Agreements No. 1 through No. 10—incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.1(a)**	Amendment No. 12 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated April 19, 2002—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
10.1(b)**	Amendment No. 13 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated November 22, 2002—incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10.1(c)**	Amendment No. 14 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated December 18, 2002—incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10.1(d)**	Amendment No. 15 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated February 10, 2003—incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10.1(e)**	Amendment No. 16 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated April 23, 2003—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 30, 2003.
10.1(f)**	Amendment No. 17 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated October 1, 2003—incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2003.
10.1(g)**	Amendment No. 18 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated November 12, 2003—incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2003.
10.1(h)**	Amendment No. 19 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated June 4, 2004—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.
10.1(i)**	Amendment No. 20 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated June 7, 2004—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.
10.1(j)**	Amendment No. 21 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated November 19, 2004—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 19, 2004.
10.1(k)	Amendment No. 22 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated February 17, 2005.
10.1(l)	Amendment No. 23 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated March 31, 2005

10.1(m)†	Amendment No. 24 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated July 21, 2005—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.
10.1(n)†	Amendment No. 25 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated November 23, 2005.
10.2**	Letter Agreement, dated April 23, 2003, between AVSA, S.A.R.L. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated June 30, 2003.
10.3**	V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, including Side Letters No. 1 through No. 3 and No. 5 through No. 9—incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.3(a)**	Side Letter No. 10 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated April 25, 2002—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
10.3(b)**	Side Letter No. 11 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated February 10, 2003—incorporated by reference to Exhibit 10.8 from our Annual Report on Form 10-K for the year ended December 31, 2002.
10.3(c)**	Side Letter No. 12 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated March 24, 2003—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.
10.3(d)**	Side Letter No. 13 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated April 23, 2003—incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated June 30, 2003.
10.3(e)**	Side Letter No. 14 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated October 3, 2003—incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2003.
10.3(f)**	Side Letter No. 15 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated November 10, 2003—incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2003.
10.3(g)**	Side Letter No. 16 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated February 20, 2004—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.
10.3(h)**	Side Letter No. 17 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated June 11, 2004—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.
10.3(i)**	Side Letter No. 18 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated November 19, 2004—incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 19, 2004.

10.3(j)†	Side Letter No. 19 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated July 21, 2005—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.
10.4**	Amendment and Restated Agreement between JetBlue Airways Corporation and LiveTV, LLC, dated as of December 17, 2001, including Amendments No. 1, No. 2 and 3 —incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.5**	GDL Patent License Agreement between Harris Corporation and LiveTV, LLC, dated as of September 2, 2002—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for quarterly period ended September 30, 2002.
10.6*	Employment Agreement, dated November 23, 1998, between JetBlue Airways Corporation and David Neeleman—incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.6(a)*	First Amendment to Employment Agreement, dated July 21, 2004, between JetBlue Airways Corporation and David Neeleman—incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.
10.7*	Employment Agreement, dated October 14, 1998, between JetBlue Airways Corporation and David Barger—incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.7(a)*	First Amendment to Employment Agreement, dated July 21, 2004, between JetBlue Airways Corporation and David Barger—incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.
10.8*	Employment Agreement, dated November 20, 1998, between JetBlue Airways Corporation and John Owen—incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.9*	Employment Offer Letter, dated April 12, 1999, between JetBlue Airways Corporation and Ann Rhoades—incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.10*	Restricted Stock Purchase Agreement, dated as of September 18, 1998, by and between JetBlue Airways Corporation and Neeleman Holdings, L.C.—incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.11*	Restricted Stock Purchase Agreement, dated as of September 18, 1998, by and between JetBlue Airways Corporation and David Barger—incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.12*	Restricted Stock Purchase Agreement, dated as of September 18, 1998 by and between JetBlue Airways Corporation and Kelly Holdings L.C.—incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.13*	Restricted Stock Purchase Agreement, dated as of November 2, 1998, by and between JetBlue Airways Corporation and Neeleman Holdings, L.C.—incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

10.14*	Restricted Stock Purchase Agreement, dated as of November 2, 1998, by and between JetBlue Airways Corporation and John Owen—incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.15*	Non-Competition and Non-Solicitation Agreement, dated as of November 19, 1998, by and among JetBlue Airways Corporation and David Neeleman—incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.16*	1999 Stock Option/Stock Issuance Plan—incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.17*	2002 Stock Incentive Plan—incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.18*	2002 Crewmember Stock Purchase Plan—incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.19*	Amended and Restated JetBlue Airways Corporation 401(k) Retirement Plan, dated March 31, 2005—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.
10.20	Form of Director/Officer Indemnification Agreement—incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.21	Form of Letter Agreement between JetBlue Airways Corporation, the Weston Presidio Funds and Quantum Industrial Partners LDC—incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.22**	EMBRAER-190 Purchase Agreement DCT-025/2003, dated June 9, 2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation— incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated June 30, 2003.
10.22(a)†	Amendment No.1 to Purchase Agreement DCT-025/2003, dated as of July 8, 2005, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.
10.22(b)†	Amendment No.2 to Purchase Agreement DCT-025/2003, dated as of January 5, 2006, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation.
10.23**	Letter Agreement DCT-026/2003, dated June 9, 2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated June 30, 2003.
10.23(a)†	Amendment No. 1, dated as of July 8, 2005, to Letter Agreement DCT-026/2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.
10.24	Agreement of Lease (Port Authority Lease No. AYD-265), dated as of November 1, 2002, between The Port Authority of New York and New Jersey and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 24, 2004.

10.30	Agreement of Lease (Port Authority Lease No. AYD-350), dated November 22, 2005, between The Port Authority of New York and New Jersey and JetBlue Airways Corporation.
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	List of Subsidiaries
23	Consent of Ernst & Young LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.
32	Section 1350 Certifications, furnished herewith.
99.1	Order Granting Slot Exemptions at John F. Kennedy International Airport issued by the United States Department of Transportation on September 16, 1999—incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
99.2	Letter of Approval from the City of Long Beach Department of Public Works, dated May 22, 2001, approving City Council Resolution C-27843 regarding Flight Slot Allocation at Long Beach Municipal Airport—incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

*	Compensatory plans in which the directors and executive officers of JetBlue participate.

**	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with and approved by the Commission.

†	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the Commission.

(1)	Documents substantially identical in all material respects to the document filed as Exhibit 4.4 to our Current Report on Form 8-K dated March 24, 2004 (which exhibit relates to formation of JetBlue Airways Pass Through Trust, Series 2004-1G-1-O and the issuance of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Trust, Series 2004-1G-1-O, Pass Through Certificates) have been entered into with respect to formation of each of JetBlue Airways Pass Through Trusts, Series 2004-1G-2-O and Series 2004-1C-O and the issuance of each of Three-Month LIBOR plus 0.420% JetBlue Airways Pass Through Trust, Series 2004-1G-2-O and Three-Month LIBOR plus 4.250% JetBlue Airways Pass Through Trust, Series 2004-1C-O. Pursuant to Instruction 2 of Item 601 of Regulation S-K, Exhibit 99.1, incorporated by reference to our Current Report on Form 8-K dated March 24, 2004, sets forth the terms by which such substantially identical documents differ from Exhibit 4.7(c).

(2)	Documents substantially identical in all material respects to the document filed as Exhibit 4.14 our Current Report on Form 8-K dated March 24, 2004 (which exhibit relates to an above-cap liquidity facility provided on behalf of the JetBlue Airways Corporation Pass Through Trust 2004-1G-1-O) have been entered into with respect to the above-cap liquidity facilities provided on behalf of the JetBlue Airways Corporation Pass Through Trust 2004-1G-2-O and the JetBlue Airways Corporation Pass Through Trust 2004-1C-O. Pursuant to Instruction 2 of Item 601 of Regulation S-K, Exhibit 99.2, incorporated by reference to our Current Report on Form 8-K dated March 24, 2004, sets forth the terms by which such substantially identical documents differ from Exhibit 4.7(m).

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JetBlue Airways Corporation

We have audited the consolidated financial statements of JetBlue Airways Corporation as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, and have issued our report thereon dated February 9, 2006 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(2) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young, LLP

New York, New York
February 9, 2006

S-1

JetBlue Airways Corporation
Schedule II – Valuation and Qualifying Accounts
(in thousands)

		Additions
Description	Balance at beginning of period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at end of period
Year Ended December 31, 2005
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$622	$1,471	$–	$913	(1)	$1,180
Allowance for obsolete inventory parts	628	369	–	–		997

Year Ended December 31, 2004
Allowances deducted from asset accounts:
Allowance for doubtful accounts	903	1,773	–	2,054	(1)	622
Allowance for obsolete inventory parts	369	259	–	–		628

Year Ended December 31, 2003
Allowances deducted from asset accounts:
Allowance for doubtful accounts	1,648	1,364	–	2,109	(1)	903
Allowance for obsolete inventory parts	161	208	–	–		369

(1) Uncollectible accounts written off, net of recoveries

S-2