Form 10-Q
period 2006-03-31
JETBLUE AIRWAYS CORP
filed 2006-04-25
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

or

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

(718) 286-7900
(Registrant's telephone number, including area code)
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer      Accelerated filer      Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No

As of March 31, 2006, there were 173,708,212 shares of the registrant's common stock, par value $0.01, outstanding.

JetBlue Airways Corporation
FORM 10-Q

PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1	$6
Investment securities	418	478
Receivables, less allowance	123	94
Prepaid expenses and other	69	57
Total current assets	611	635
PROPERTY AND EQUIPMENT
Flight equipment	2,710	2,567
Predelivery deposits for flight equipment	314	298
	3,024	2,865
Less accumulated depreciation	201	180
	2,823	2,685
Other property and equipment	375	352
Less accumulated depreciation	66	59
	309	293
Total property and equipment	3,132	2,978
OTHER ASSETS
Purchased technology, net	40	43
Assets constructed for others	65	30
Other	220	206
Total other assets	325	279
TOTAL ASSETS	$4,068	$3,892
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$102	$99
Air traffic liability	316	243
Accrued salaries, wages and benefits	76	58
Other accrued liabilities	75	53
Short-term borrowings	68	65
Current maturities of long-term debt	160	158
Total current liabilities	797	676
LONG-TERM DEBT	2,154	2,103
DEFERRED TAXES AND OTHER LIABILITIES	228	202
STOCKHOLDERS' EQUITY
Common stock, 173,708,212 and 172,621,972 shares issued	2	2
and outstanding in 2006 and 2005, respectively
Additional paid-in capital	772	764
Retained earnings	113	145
Accumulated other comprehensive income	2	—
Total stockholders' equity	889	911
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,068	$3,892

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	Three Months Ended March 31,
	2006	2005
OPERATING REVENUES
Passenger	$463	$357
Other	27	16
Total operating revenues	490	373
OPERATING EXPENSES
Salaries, wages and benefits	132	98
Aircraft fuel	160	87
Landing fees and other rents	38	26
Depreciation and amortization	34	24
Aircraft rent	22	18
Sales and marketing	20	19
Maintenance materials and repairs	21	14
Other operating expenses	88	62
Total operating expenses	515	348
OPERATING INCOME (LOSS)	(25)	25
OTHER INCOME (EXPENSE)
Interest expense	(37)	(21)
Capitalized interest	5	4
Interest income and other	10	3
Total other income (expense)	(22)	(14)
INCOME (LOSS) BEFORE INCOME TAXES	(47)	11
Income tax expense (benefit)	(15)	5
NET INCOME (LOSS)	$(32)	$6
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.18)	$0.04
Diluted	$(0.18)	$0.04

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(32)	$6
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(15)	5
Depreciation	30	21
Amortization	4	4
Stock-based compensation	5	—
Changes in certain operating assets and liabilities	102	35
Other, net	(7)	—
Net cash provided by operating activities	87	71
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(244)	(175)
Predelivery deposits for flight equipment	(42)	(48)
Assets constructed for others	(35)	—
Purchase of held-to-maturity investments	—	(5)
Proceeds from maturities of held-to-maturity investments	5	—
Decrease (increase) in available-for-sale securities	64	(149)
Other, net	(1)	(4)
Net cash used in investing activities	(253)	(381)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	2	1
Issuance of long-term debt	126	382
Aircraft sale and leaseback transactions	101	—
Short-term borrowings	19	—
Repayment of long-term debt	(73)	(18)
Repayment of short-term borrowings	(16)	(12)
Other, net	3	(7)
Net cash provided by financing activities	162	346
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4)	36
Cash and cash equivalents at beginning of period	5	19
Cash and cash equivalents at end of period	$1	$55

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation:    Our condensed consolidated financial statements include the accounts of JetBlue Airways Corporation and our subsidiaries, collectively ‘‘we’’ or the ‘‘Company’’, with all intercompany transactions and balances having been eliminated. Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These condensed consolidated financial statements and related notes should be read in conjunction with our 2005 audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Stock-Based Compensation:    Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and related interpretations, or SFAS 123(R), to account for stock-based compensation using the modified prospective transition method and therefore will not restate our prior period results. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and revises guidance in SFAS 123, Accounting for Stock-Based Compensation. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to (a) unvested stock options under our 2002 Stock Incentive Plan, or 2002 Plan, and issuances under our Crewmember Stock Purchase Plan, or CSPP, outstanding as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (b) any new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. We have recorded $5 million of stock-based compensation expense, net of estimated forfeitures, during the first quarter of 2006 as a result of our adoption of SFAS 123(R). See Note 2 for information on the assumptions we used to calculate the fair value of stock-based compensation.

Prior to January 1, 2006, we accounted for these stock-based compensation plans in accordance with APB No. 25 and related interpretations. Accordingly, compensation expense for a stock option grant was recognized only if the exercise price was less than the market value of our common stock on the grant date. Compensation expense was not recognized under our CSPP as the purchase price of the stock issued thereunder was not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each purchase period under the plan. Prior to our adoption of SFAS 123(R), as required under the disclosure provisions of SFAS 123, as amended, we provided pro forma net income (loss) and earnings (loss) per common share for each period as if we had applied the fair value method to measure stock-based compensation expense.

SFAS 123(R) requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. For the three months ended March 31, 2006, we did not record any excess tax benefit generated from option exercises.

The table below summarizes the impact on our results of operations for the three months ended March 31, 2006 of outstanding stock options under our 2002 Plan and issuances under our CSPP recognized under the provisions of SFAS 123(R) (in millions, except per share data):

Three Months Ended March 31, 2006
Stock-based compensation expense:
Issuances under crewmember stock purchase plan	$4
Employee stock options	1
Income tax benefit	(1)
Net increase in net loss	$4
Increase in loss per common share:
Basic	$0.02
Diluted	$0.02

Prior to our adoption of SFAS 123(R), we presented unearned compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123(R), on January 1, 2006, we reclassified unearned compensation as additional paid-in capital on our balance sheet.

The following table illustrates the effect on net income and earnings per common share for the three months ended March 31, 2005 as if we had applied the fair value method to measure stock-based compensation, as required under the disclosure provisions of SFAS No. 123 (in millions, except per share amounts):

Three Months Ended March 31, 2005
Net income, as reported	$6
Deduct: Stock-based compensation expense determined under the SFAS 123 fair value method, net of tax
Crewmember stock purchase plan	(2)
Employee stock options	(3)
Pro forma net income	$1
Earnings per common share:
Basic – as reported	$0.04
Basic – pro forma	$0.01
Diluted – as reported	$0.04
Diluted – pro forma	$0.01

Note 2 – Stock-Based Compensation

We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards under SFAS 123(R), which is the same valuation technique we previously used for pro forma disclosures under SFAS 123. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. We have reviewed our historical pattern of option exercises and have determined that meaningful differences in option exercise activity existed among employee job categories. Therefore, for all stock options granted after January 1, 2006, we have categorized these awards into three groups of employees for valuation purposes. We have determined there were no meaningful differences in employee activity under our CSPP due to the nature of the plan.

We estimate the expected term of options granted using an implied life derived from the results of a lattice model, which incorporates our historical exercise and post-vesting employment termination patterns, which we believe are representative of future behavior.  The expected term for our CSPP valuation is based on the length of each purchase period as measured at the beginning of the offering period.

We estimate the expected volatility of our common stock at the grant date using a blend of 75% historical volatility of our common stock and 25% implied volatility of two-year publicly traded options on our common stock as of the option grant date. Our decision to use a blend of historical and implied volatility was based upon the volume of actively traded options on our common stock and our belief that historical volatility alone may not be completely representative of future stock price trends.

Our risk-free interest rate assumption is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Therefore, we assumed an expected dividend yield of zero.

Additionally, SFAS 123(R) requires us to estimate pre-vesting option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We record stock-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical pre-vesting forfeiture data. Previously, we accounted for forfeitures as they occurred under the pro forma disclosure provisions of SFAS 123 for periods prior to 2006.

The following table shows our assumptions used to compute the stock-based compensation expense and pro forma information for stock option grants issued during the three months ended March 31, 2006 and 2005. There were no purchase rights issued under our CSPP during the period.

	Three Months Ended March 31,
	2006	2005
Expected term (years)	4.2 – 6.8	2.5 – 5.9
Volatility	43.1%	38.0%
Risk-free interest rate	4.6%	3.8%

The weighted average grant date fair value of options granted during the three months ended March 31, 2006 was $5.21 per option. Unrecognized stock-based compensation expense was approximately $28 million as of March 31, 2006, relating to a total of seven million unvested stock options under our 2002 Plan and purchase rights under our CSPP. We expect to recognize this stock-based compensation expense over a weighted average period of approximately three years. The total fair value of options vested during the first quarter of 2006 was approximately $1 million.

Stock Incentive Plan:    Prior to December 31, 2005, options issued under our 2002 Plan had vesting terms ranging from three to seven years. For issuances under the 2002 Plan beginning in 2006, we revised the vesting terms so that all options granted will now vest in equal installments over a period of three or five years. All options issued under the 2002 Plan expire ten years from the date of grant.

The following is a summary of stock option activity for the three months ended March 31, 2006:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	31,086,422	$11.52
Granted	1,128,849	11.20
Exercised	(1,086,271)	1.97
Forfeited	(96,978)	17.33
Outstanding at March 31, 2006	31,032,022	11.82

As of March 31, 2006, we had 8,005,595 shares available for future grants. The following is a summary of outstanding stock options at March 31, 2006:

	Options Outstanding				Options Vested
Range of exercise prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (millions)	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (millions)
$0.33 to $9.69	8,656,517	5.1	$3.04	$65.2	8,448,360	5.1	$2.94	$64.5
$11.19 to $29.71	22,375,505	8.0	15.21	—	18,929,105	7.9	15.26	—
	31,032,022	7.2	11.82	$65.2	27,377,465	7.0	11.45	$64.5

The total intrinsic value, determined as of the date of exercise, of options exercised in the first quarter of 2006 and 2005 were $11 million and $4 million, respectively. We received $2 million in cash from option exercises for the three months ended March 31, 2006.

Stock Purchase Plan:    The following is a summary of CSPP share reserve activity for the three months ended March 31, 2006:

Shares
Available for future purchases, January 1, 2006	13,706,245
Shares reserved for issuance	5,178,659
Available for future purchases, March 31, 2006	18,884,904

Note 3 – Long-term Debt

During the three months ended March 31, 2006, we issued $127 million in fixed rate equipment notes due through 2018, which are secured by three Airbus A320 aircraft and one EMBRAER 190 aircraft. At March 31, 2006, the weighted average interest rate of all of our long-term debt was 5.9%, and maturities were $130 million for the remainder of 2006, $168 million in 2007, $205 million in 2008, $119 million in each of 2009 and 2010 and $1.57 billion thereafter. The weighted average interest rate of our outstanding short-term borrowings at March 31, 2006 and December 31, 2005 was 6.5% and 6.1%, respectively.

In March 2006, we repaid $45 million in debt related to two Airbus A320 aircraft. As a result, we are no longer subject to financial covenants in any of our debt instruments.

Note 4 – Income Taxes

Our effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses, and is offset somewhat by state tax credits.

Note 5 – Assets Constructed for Others

In November 2005, we executed a lease agreement with the Port Authority of New York and New Jersey, or the PANYNJ, for the construction and operation of a new terminal at New York’s

John F. Kennedy International Airport, which the PANYNJ will own. For financial reporting purposes only, in accordance with Emerging Issues Task Force Issue 97-10, The Effect of Lessee Involvement in Asset Construction, we are required to reflect an asset and liability for in-process construction related to this project. The project costs expended to date are reflected as Assets Constructed for Others in other long-term assets and as Long-Term Construction Obligation in other long-term liabilities in the accompanying condensed consolidated balance sheets. The PANYNJ is reimbursing us for the costs of constructing the project in accordance with the lease. At March 31, 2006 and December 31, 2005, we had a current receivable from the PANYNJ for $58 million and $29 million, respectively.

Note 6 – Comprehensive Income (Loss)

Comprehensive income (loss) includes changes in the fair value and reclassifications into earnings of amounts previously deferred related to our crude oil and heating oil financial derivative instruments, which qualify for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Comprehensive loss was $30 million for the three months ended March 31, 2006 and comprehensive income was $13 million for the three months ended March 31, 2005.

Note 7 – Earnings (Loss) Per Share

The following table shows how we computed basic and diluted earnings (loss) per common share (dollars in millions; share data in thousands):

	Three Months Ended March 31,
	2006	2005
Numerator:
Net income (loss)	$(32)	$6
Denominator:
Weighted average shares outstanding for basic earnings
(loss) per share	173,246	156,487
Effect of dilutive securities:
Employee stock options	—	8,509
Unvested common stock	—	46
Adjusted weighted average shares outstanding and assumed conversions for diluted earnings (loss) per share	173,246	165,042

For the three months ended March 31, 2006 and 2005, a total of 20.8 million shares issuable upon conversion of our convertible debt were excluded from the diluted earnings (loss) per share computation since the assumed conversion would be anti-dilutive. We also excluded 31.0 million and 12.0 million shares issuable upon exercise of outstanding stock options for the three months ended March 31, 2006 and 2005, respectively, from the diluted earnings (loss) per share computation since either their exercise price was greater than the average market price of our common stock or they were otherwise anti-dilutive.

Note 8 – Employee Retirement Plan

We sponsor a retirement savings 401(k) defined contribution plan and a profit sharing retirement plan, or the Plan, covering all of our employees. Our contributions expensed for the Plan for the three months ended March 31, 2006 and 2005 were $3 million and $4 million, respectively.

Note 9 – Commitments

Including an April 2006 amendment to our Airbus A320 purchase agreement, which deferred the delivery of 12 aircraft from 2007 through 2009 to 2011 through 2012, as of March 31, 2006, our firm aircraft orders consisted of 95 Airbus A320 aircraft, 90 EMBRAER 190 aircraft and 34 spare engines scheduled for delivery through 2012. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $890 million for the remainder of 2006, $975 million in 2007, $1.00 billion in 2008, $1.15 billion in 2009, $1.18 billion in 2010 and $1.09 billion thereafter.

During the three months ended March 31, 2006, we entered into sale and leaseback transactions for four EMBRAER 190 aircraft as well as leases for certain other facilities and equipment. Future minimum lease payments associated with these operating leases totaled $141 million at March 31, 2006. These amounts are in addition to the minimum lease payments described in Note 3 to our audited financial statements included in our 2005 Form 10-K.

Note 10 – Financial Instruments and Risk Management

The fair value of our $425 million aggregate principal amount of convertible debt, based on quoted market prices, was $390 million and $438 million at March 31, 2006 and December 31, 2005, respectively. The fair value of our other long-term debt, which approximated its carrying value, was estimated using other fixed rate debt discounted cash flow analysis based on our current incremental borrowing rates for instruments with similar terms. The carrying values of all other financial instruments approximated their fair values.

The Company is exposed to the effect of changes in the price and availability of aircraft fuel. To manage this risk, we periodically purchase crude or heating oil option and swap contracts. The following is a summary of our derivative contracts (in millions, except as otherwise indicated):

	2006	2005
At March 31:
Fair value of derivative instruments	$11	$32
Longest remaining term (months)	12	9
Hedged volume (barrels, in thousands)	3,025	1,215
	Three Months Ended March 31,
	2006	2005
Hedge effectiveness gains (losses) recognized in aircraft fuel expense	$(1)	$8
Hedge ineffectiveness net gains recognized in other income (expense)	1	—
Other hedge net gains recognized in other income (expense)	2	—
Percentage of actual consumption hedged	72%	26%

Note 11 – LiveTV

During the three months ended March 31, 2006, LiveTV installed in-flight entertainment systems for other airlines on 13 aircraft, bringing total installations of these systems for other airlines to 206 aircraft. Deferred profit on hardware sales and advance deposits for future hardware sales included in non-current liabilities in the accompanying condensed balance sheets was $21 million at March 31, 2006 and December 31, 2005. Deferred profit to be recognized as income on installations completed through March 31, 2006 will be approximately $3 million for the remainder of 2006, $4 million for each of the next three years and $6 million thereafter.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Outlook

We now expect our full-year operating capacity to increase approximately 20% to 22% over 2005 due primarily to the addition of 16 new Airbus A320 and 19 new EMBRAER 190 aircraft scheduled for delivery in 2006; however, this increase will be partially offset by a 12% shorter average expected stage length. This decrease in average stage length is a result of our operating the shorter range EMBRAER 190 aircraft, which represents 5% of our total expected 2006 operating capacity, as well as shifting some of our Airbus A320 aircraft away from East-West flying. While the shorter average stage length will result in higher unit costs, we expect the increase in unit revenues to be higher than the increase in unit costs. Our currently projected operating capacity increases for 2006 are also lower than previous projections as they reflect our intention to sell two of our existing Airbus A320 aircraft that are currently in revenue service. In managing our long-term capacity growth, we are also deferring 12 Airbus A320 aircraft deliveries from 2007 through 2009 to 2011 through 2012.

Fuel costs continue to rise and may increase further. Although we have hedged 40% of our remaining anticipated fuel requirements for 2006, we expect to incur higher fuel costs as a result of higher underlying fuel prices in addition to less price protection from our hedges. As of March 31, 2006, 25% of our forecasted remaining consumption for the year was hedged with crude oil at an average of $68 per barrel and 15% was hedged with heating oil at an average price of $1.90 per gallon, as compared to having 22% of our 2005 consumption hedged with crude oil at an average of $30 per barrel.  Assuming fuel prices of $2.10 per gallon, net of effective hedges, our cost per available seat mile is expected to increase by 13% to 15% over 2005 and our operating margin is expected to be between 3% and 5%.

Results of Operations

The U.S. domestic airline environment continues to be extremely challenging primarily due to continued high aircraft fuel prices and sustained price competition. The competitive industry environment, high fuel prices and increased capacity on the routes we fly, including capacity that was added by us, have all continued to affect our ability to increase fares to offset the rising cost of fuel. As a result, we reported our second consecutive quarterly loss. We are undertaking several revenue-enhancing initiatives in an effort to return to profitability, including reducing capacity in some of our East-West markets, adding more capacity in short and medium-haul markets, including the addition of several new markets, improving revenue management and focusing more on corporate bookings, all of which should have the effect of increasing our overall average fares. We are also looking at several cost-reduction initiatives, including improving fuel efficiency, maximizing supply chain management and conducting a broad review of expenses throughout the organization.

During the first quarter of 2006, our operations continued to be adversely impacted by weather conditions on the East Coast, unusually high winds in our East-West markets and airport congestion, particularly in Boston and New York, which resulted in numerous delays. Although these delays did not have a significant impact on our financial performance, they did impact our operational performance. Our on-time performance, defined by the U.S. Department of Transportation as arrivals within 14 minutes of schedule, was 70.6% in the first quarter of 2006 compared to 65.6% for the same period in 2005. Our on-time performance and utilization of the EMBRAER 190 has been lower than we expected, which was not unusual for the launch of an all new aircraft type. The operating performance and reliability of the EMBRAER 190 has improved and is expected to continue to improve as we gain additional experience. Our on-time performance was also affected by our commitment to operate our scheduled flights whenever possible, as reflected by our 99.0% and 98.6% completion factors in the first quarters of 2006 and 2005, respectively.

Three Months Ended March 31, 2006 and 2005

We had a net loss of $32 million for the three months ended March 31, 2006 compared to net income of $6 million for the three months ended March 31, 2005. Diluted loss per share was $0.18 for the first quarter of 2006 compared to diluted earnings per share of $0.04 for the same period in 2005. Our operating loss for the three months ended March 31, 2006 was $25 million, or (5.2)%, compared to operating income of $25 million, or 6.6%, for the same period in 2005.

Operating Revenues. Operating revenues increased 31%, or $117 million, primarily due to an increase in passenger revenues. Increased passengers resulting from a 34% increase in departures, or $89 million, and a 4% increase in yield, or $17 million, drove the increase in passenger revenues of $106 million for the three months ended March 31, 2006. Although our load factor was lower by 1.6 points due to the Easter holiday occurring in the second quarter of 2006 compared to the first quarter of 2005, our yields increased 4% and we expect that they will continue to increase throughout the year.

Other revenue increased 67%, or $11 million, primarily due to increases in LiveTV third party revenues of $3 million, the marketing component of TrueBlue point sales of $3 million and increased change fees of $2 million resulting from more passengers.

Operating Expenses. Operating expenses increased 48%, or $167 million, due primarily to an average of 25 additional aircraft in service in 2006 and a 42% increase in fuel cost per gallon. Operating capacity increased 27% to 6.58 billion available seat miles due to having 35% more average aircraft in-service offset by lower utilization of the EMBRAER 190. Average stage length decreased 4% due to capacity reductions in our East-West markets and operation of the shorter-range EMBRAER 190. Operating expenses per available seat mile increased 16% to 7.84 cents for the three months ended March 31, 2006. In detail, operating costs per available seat mile were (percent changes are based on unrounded numbers):

	Three Months Ended March 31,		Percent Change
	2006	2005
	(in cents)
Operating expenses:
Salaries, wages and benefits	2.01	1.90	5.7%
Aircraft fuel	2.44	1.68	45.6%
Landing fees and other rents	.57	.50	13.4%
Depreciation and amortization	.51	.47	9.2%
Aircraft rent	.34	.35	(1.6)%
Sales and marketing	.31	.38	(17.3)%
Maintenance materials and repairs	.32	.26	22.2%
Other operating expenses	1.34	1.20	10.9%
Total operating expenses	7.84	6.74	16.3%

Had fuel prices remained at 2005 levels, our cost per available seat mile, or CASM, would have only increased by 6% to 7.12 cents, which was due to a decrease in average stage length, lower utilization of the EMBRAER 190 and stock-based compensation expense from the adoption of SFAS 123(R). The following table reconciles our operating expenses reported in accordance with U.S. generally accepted accounting principles, or GAAP, with those that we would have realized had aircraft fuel prices remained at the 2005 levels. In management's view, comparative analysis of period-to-period operating results can be enhanced by excluding the significant volatility in the price of aircraft fuel, which is subject to many economic and political factors that are beyond our control, in addition to the impact of hedging activities. We believe that the presentation of this non-GAAP financial measure is useful to management and investors because it is more indicative of our ability to manage our costs and also assists in understanding the significant impact that fuel prices have had, and continue to have, on our operations. Investors should consider these non-GAAP financial measures in addition to, and not as a substitute for, our financial performance measures prepared in accordance with GAAP.

	Three Months Ended March 31, 2006
	$	CASM
	(in millions)	(in cents)
Operating expenses as reported	$515	7.84
Less: Reported aircraft fuel	(160)	(2.44)
Add: Aircraft fuel at 2005 cost per gallon	113	1.72
Fuel neutral operating expenses	$468	7.12

Salaries, wages and benefits increased 34%, or $34 million, due primarily to an increase in average full-time equivalent employees of 34% and $5 million in non-cash stock-based compensation expense offset in part by not recording any profit sharing in 2006 compared to $2 million that was recorded in 2005. Cost per available seat mile increased 6% as a result of increased stock-based compensation expense.

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which requires us to record the fair value of stock options granted under our 2002 Stock Incentive Plan and purchase rights issued under our stock purchase plan. Because we elected to use the modified prospective transition method, results for prior periods have not been restated. At March 31, 2006, there was $28 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of our equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over the remaining vesting period of five years. See Notes 1 and 2 to our condensed consolidated financial statements for more information regarding the adoption of this standard.

Aircraft fuel expense increased 85%, or $73 million, due to 20 million more gallons of aircraft fuel consumed resulting in $26 million of additional fuel expense and, after the impact of fuel hedging, a 42% increase in average fuel cost per gallon, or $47 million. Aircraft fuel prices remain at historically high levels, with our average fuel cost per gallon at $1.86 for the first quarter of 2006 compared to $1.31 for the first quarter of 2005. Cost per available seat mile increased 46% primarily due to the increase in fuel prices.

Landing fees and other rents increased 44%, or $12 million, due to a 34% increase in departures over 2005 and higher average landing fee rates. Cost per available seat mile increased 13% due primarily to ground rents associated with our new terminal under construction at JFK. Landing fees and other rents are expected to increase approximately $8 million for the remainder of 2006 as a result of ground rent at this new terminal, which is under construction.

Depreciation and amortization increased 39%, or $10 million, due primarily to having 16 more average owned aircraft during the three months ended March 31, 2006 compared to the same period in 2005. Cost per available seat mile increased 9% as a result of our new hangars, training center and flight simulators and a 4% decrease in average stage length.

Aircraft rent increased 25%, or $4 million, due to ten new EMBRAER 190 aircraft leases. Cost per available seat mile decreased slightly as the percentage of our fleet being leased remained constant compared to the same period in 2005.

Sales and marketing expense increased 5%, or $1 million, due to $3 million in higher credit card fees resulting from increased passenger revenues offset by $2 million in lower advertising expenses. On a cost per available seat mile basis, sales and marketing expense decreased 17% due to lower advertising expenses. We book all of our reservations through a combination of our website and our agents (82% and 18% in 2006, respectively).

Maintenance materials and repairs increased 55%, or $7 million, due to an average of 25 additional operating aircraft in 2006 compared to the same period in 2005 and a gradual aging of our fleet. Cost per available seat mile increased 22% due primarily to operating under an engine maintenance third-party contract in 2006 compared to expensing this maintenance as incurred in 2005.

This increase was partially offset by four fewer airframe checks in 2006 compared to 2005. Maintenance expense is expected to increase significantly as our fleet ages.

Other operating expenses increased 41%, or $26 million, primarily due to higher variable costs associated with increased capacity and number of passengers served. Cost per available seat mile increased 11% due to a 4% decrease in average stage length, higher personnel costs, fuel related taxes and maintenance related to our new facilities; and as a result of more LiveTV third-party installations.

Other Income (Expense). Interest expense increased 81%, or $16 million, due primarily to the debt financing of 16 additional aircraft, six flight simulators and our Orlando hangar and training facility, and interest on our 3¾% convertible debt, which resulted in $10 million in additional interest expense, and higher rates, which resulted in $6 million in additional interest expense. Capitalized interest increased 44%, or $1 million, primarily due to higher predelivery deposit balances and increased rates. Interest income and other increased 231%, or $7 million, primarily due to higher interest rates and fuel hedge gains of $3 million in 2006.

Income Tax Expense (Benefit). Our effective tax rate for the three months ended March 31, 2006 was 33% compared to 41% for same period in 2005. Our first quarter 2006 rate differs from the statutory rate due to the non-deductibility of certain items for tax purposes and the relationship of these items to our operating results for the quarter. The impact of these non-deductible items could result in our full year effective tax rate differing significantly from that of the first quarter rate.

The following table sets forth our operating statistics for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,		Percent Change
	2006	2005
Operating Statistics:
Revenue passengers (thousands)	4,335	3,400	27.5
Revenue passenger miles (millions)	5,536	4,434	24.8
Available seat miles (ASMs) (millions)	6,577	5,169	27.2
Load factor	84.2%	85.8%	(1.6	) pts.
Breakeven load factor (1)	92.7%	83.0%	9.7	pts.
Aircraft utilization (hours per day)	12.8	13.2	(2.9)
Average fare	$106.86	$104.98	1.8
Yield per passenger mile (cents)	8.37	8.05	4.0
Passenger revenue per ASM (cents)	7.04	6.91	2.0
Operating revenue per ASM (cents)	7.46	7.22	3.3
Operating expense per ASM (cents)	7.84	6.74	16.3
Operating expense per ASM, excluding fuel (cents)	5.40	5.06	6.7
Airline operating expense per ASM (cents) (1)	7.76	6.68	16.2
Departures	34,417	25,637	34.2
Average stage length (miles)	1,246	1,292	(3.6)
Average number of operating aircraft during period	95.5	70.9	34.8
Average fuel cost per gallon	$1.86	$1.31	42.5
Fuel gallons consumed (millions)	86	66	30.0
Percent of sales through jetblue.com during period	82.3%	76.4%	5.9	pts.
Full-time equivalent employees at period end (1)	9,039	6,797	33.0

(1)	Excludes results of operations and employees of LiveTV, LLC which are unrelated to our airline operations.

Liquidity and Capital Resources

At March 31, 2006, we had cash and cash equivalents of $1 million and investment securities of $418 million compared to cash and cash equivalents of $6 million and investment securities of $478 million at December 31, 2005. Cash flows from operating activities were $87 million for the three months ended March 31, 2006 compared to $71 million for the three months ended March 31, 2005. The increase in operating cash flows was primarily due to the growth of our business. We rely primarily on operating cash flows to provide working capital. We presently have no lines of credit other than two short-term borrowing facilities for certain aircraft predelivery deposits. At March 31, 2006, we had $68 million in borrowings outstanding under these facilities.

Investing Activities. During the three months ended March 31, 2006, capital expenditures related to our purchase of flight equipment included expenditures of $201 million for seven aircraft, $42 million for flight equipment deposits and $16 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements were $27 million. Net cash provided in the purchase and sale of available-for-sale securities was $64 million.

During the three months ended March 31, 2005, capital expenditures related to our purchase of flight equipment included expenditures of $127 million for four Airbus A320 aircraft, $48 million for flight equipment deposits and $10 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $38 million. Net cash provided in the purchase and sale of available-for-sale securities was $149 million.

Financing Activities. Financing activities for the three months ended March 31, 2006 consisted of (1) our issuance of $126 million in 12-year fixed rate equipment notes to European banks secured by three Airbus A320 aircraft and one EMBRAER 190 aircraft (2) the sale and leaseback over 18 years of four EMBRAER 190 aircraft for $101 million by a U.S. leasing institution, (3) repayment of $45 million in debt that was secured by two Airbus A320 aircraft, and (4) scheduled maturities of $28 million of debt.

We currently have shelf registration statements on file with the Securities and Exchange Commission, or the SEC, related to the issuance of $1 billion original aggregate amount of common stock, preferred stock, debt securities and/or pass-through certificates. The net proceeds of any securities we sell under these registration statements may be used to fund working capital and capital expenditures, including the purchase of aircraft and construction of facilities on or near airports. Through March 31, 2006, we had issued a total of $903 million in securities under these registration statements.

Financing activities for the three months ended March 31, 2005 consisted primarily of (1) the financing of four aircraft with $132 million in floating rate equipment notes purchased with proceeds from our public offering of Series 2004-2 pass-through certificates, (2) the issuance of $250 million of 3¾% convertible debentures, raising net proceeds of approximately $243 million, and (3) scheduled maturities of debt of $18 million.

Working Capital. We had a working capital deficit of $186 million at March 31, 2006, which is customary for airlines, primarily because air traffic liability is classified as a current liability. We expect to meet our obligations as they become due through available cash, investment securities and internally generated funds, supplemented as necessary by debt and/or equity financings and proceeds from sale and leaseback transactions. We expect to generate positive working capital through our operations. However, we cannot predict whether current trends and conditions will continue or what the effect on our business might be from the extremely competitive environment we are operating in or from events that are beyond our control, such as continued unprecedented high fuel prices, the impact of airline bankruptcies or consolidations, U.S. military actions or acts of terrorism. We still need to obtain financing for three of our remaining 2006 aircraft deliveries, as our anticipated cash flows from operations will not be adequate to cover the acquisition costs of these aircraft. Assuming that we obtain this financing and utilize the predelivery short-term borrowing facilities available to us, we believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

Contractual Obligations

Our noncancelable contractual obligations at March 31, 2006, as adjusted for our April 2006 Airbus A320 aircraft deferral, include the following (in millions):

	Payments due in
	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt (1)	$3,540	$234	$297	$319	$221	$213	$2,256
Lease commitments	1,823	129	172	161	142	130	1,089
Flight equipment obligations	6,275	890	975	1,000	1,150	1,180	1,080
Short-term borrowings	68	68	—	—	—	—	—
Financing obligations and other (2)	2,403	151	89	112	136	146	1,769
Total	$14,109	$1,472	$1,533	$1,592	$1,649	$1,669	$6,194

(1)	Includes actual interest and estimated interest for floating-rate debt based on March 31, 2006 rates.

(2)	Amounts include noncancelable commitments for the purchase of goods and services.

In March 2006, we fully repaid notes on two of our Airbus A320 aircraft, which resulted in the elimination of all financial covenants associated with our debt instruments. Other than the elimination of these financial covenants, there have been no material changes in the terms of our debt instruments from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources included in our 2005 Form 10-K. We are not subject to any financial covenants in any of our new debt obligations issued in 2006. We have $112 million of restricted cash pledged under standby letters of credit related to certain of our leases, $80 million of which will expire in 2007 and the remainder at the end of the related lease terms.

In November 2005, we executed a 30-year lease agreement with the PANYNJ for the construction and operation of a new terminal at JFK with occupancy projected in early 2009, which for financial reporting purposes only, will be accounted for as a financing obligation. JetBlue has committed to rental payments under the lease, including ground rents for the new terminal site, which began on lease execution and are included as part of lease commitments in the table above. Facility rents are anticipated to commence upon the date of our beneficial occupancy of the new terminal and are included as part of financing obligations and other in the table above.

As of March 31, 2006, we operated a fleet of 88 Airbus A320 aircraft and 11 EMBRAER 190 aircraft, of which 64 were owned and 35 were leased under operating leases. The average age of our fleet was 2.6 years at March 31, 2006.

Including an April 2006 amendment to our Airbus A320 purchase agreement, which deferred the delivery of 12 aircraft from 2007 through 2009 to 2011 and 2012, as of March 31, 2006 we had on order 95 Airbus A320 aircraft and 90 EMBRAER 190 aircraft with options to acquire 50 additional Airbus A320 aircraft and 100 additional EMBRAER 190 aircraft which are scheduled for delivery through 2016 (on a relatively even basis during each year) as follows:

	Firm			Option
Year	Airbus A320	EMBRAER 190	End of Year Cumulative Total Fleet (1)	Airbus A320	EMBRAER 190	End of Year Cumulative Total Fleet (2)
Remainder of 2006	13	15	127	—	—	127
2007	12	18	157	—	—	157
2008	12	18	187	2	—	189
2009	16	18	221	4	—	227
2010	18	18	257	4	—	267
2011	18	3	278	6	15	309
2012	6	—	284	16	18	349
2013	—	—		18	18	385
2014	—	—		—	18	403
2015	—	—		—	18	421
2016	—	—		—	13	434
	95	90		50	100

(1)	Does not anticipate any future aircraft sales.

(2)	Assumes all options are exercised and does not anticipate any future aircraft sales.

Committed expenditures for our 185 firm aircraft and 34 spare engines include estimated amounts for contractual price escalations and predelivery deposits. Debt and lease financing has been arranged for all but three of our remaining 2006 Airbus A320 and all of our remaining 2006 EMBRAER 190 aircraft deliveries. Although we believe that debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot assure you that we will be able to secure financing on terms attractive to us, if at all, which may require us to modify our aircraft acquisition plans. Capital expenditures for facility improvements, spare parts and ground purchases, excluding those related to the construction of the new terminal at JFK, are expected to be approximately $150 million for the remainder of 2006.

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

Critical Accounting Policies and Estimates

Other than the updated discussion of stock-based compensation below, there have been no other material changes to our critical accounting policies and estimates from the information provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates included in our 2005 Form 10-K.

Stock-Based Compensation. All of our employees can purchase shares of our common stock at 85% of the lower of the fair market value per share at the beginning of the offering period or on the purchase date under our stock purchase plan. Purchase dates occur on the last business day of April and October each year. We also grant options to purchase our common stock to certain of our employees. The benefits provided under these plans are stock-based payments subject to SFAS No. 123(R), which we adopted on January 1, 2006.

We estimate the fair value of options granted using the Black-Scholes-Merton option pricing model and the assumptions shown in Note 2 to our condensed consolidated financial statements. We estimate the expected term of options granted using our historical exercise and post-vesting employment termination patterns, which we believe are representative of future behavior. We estimate the expected volatility of our common stock at the grant date using a blend of 75% historical volatility of our common stock and 25% implied volatility of two-year publicly traded options on our common stock as of the option grant date. Our decision to use a blend of historical and implied volatilities was based upon the volume of actively traded options on our common stock and our belief that historical volatility alone may not be completely representative of future stock price trends. Our risk-free interest rate assumption is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Therefore, we assumed an expected dividend yield of zero. We record stock-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical pre-vesting forfeiture data and periodically will revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

We may elect to use different assumptions under the Black-Scholes-Merton option pricing model in the future if there is a difference between the assumptions used in determining stock-based compensation cost and the actual factors which become known over time.

The guidance in FAS 123(R) is relatively new and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models and there is a possibility that we will adopt different valuation models and assumptions in the future. This may result in a lack of comparability with other companies that use different models, methods and assumptions and in a lack of consistency in future periods.

Other Information

New Service. We continue to add new destinations, as reflected by our new daily non-stop service planned to Portland, Maine and Hamilton, Bermuda in May 2006; Jacksonville, Florida and Pittsburgh, Pennsylvania in June 2006; and Charlotte and Raleigh-Durham, North Carolina in July 2006.

Recent Awards. In 2006, JetBlue received the ‘‘Passenger Service Award’’ from Air Transport World magazine for providing consistently superior passenger service at a fair price. In April 2006, we were rated as the top airline for the third consecutive year in domestic quality among the 17 largest U.S. airlines in the National Airline Quality Rating study conducted by the University of Nebraska at Omaha and Wichita State University.

Forward-Looking Information. This report contains forward-looking statements relating to future events and our future performance, including, without limitation, statements regarding financial forecasts or projections, our expectations, beliefs, intentions or future strategies, that are signified by the words ‘‘expects’’, ‘‘anticipates’’, ‘‘intends’’, ‘‘believes’’, ‘‘plans’’, or similar language. Our actual results and the timing of certain events could differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date of this report. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter.

Forward-looking statements involve risks, uncertainties and assumptions and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including without limitation, our extremely competitive industry; increases in fuel prices, maintenance costs and interest rates; our ability to implement our growth strategy, including the integration of the EMBRAER 190 aircraft into our operations; our significant fixed obligations; our ability to attract and retain qualified personnel and maintain our culture as we grow; our reliance on high daily aircraft utilization; our dependence on the New York metropolitan market; our reliance on automated systems and technology; our reliance on a limited number of suppliers; changes in or additional government regulation; and changes in our industry due to other airlines’ financial condition; and external geopolitical events and conditions.

Additional information concerning these and other factors is contained in our SEC filings, including but not limited to, our 2005 Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2005 Form 10-K, except as follows:

Aircraft Fuel. As of March 31, 2006, we had hedged approximately 40% of our expected remaining 2006 fuel requirements using crude and heating oil options and swaps. Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the March 31, 2006 cost per gallon of fuel, including the effects of our fuel hedges. Based on our projected twelve month fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $80 million, compared to an estimated $45 million for 2005 measured as of March 31, 2005. See Note 10 to our unaudited condensed consolidated financial statements for additional information.

Fixed Rate Debt. On March 31, 2006, our $425 million aggregate principal amount of convertible debt had an estimated fair value of $390 million, based on quoted market prices.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported as specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

In January 2006, we implemented SAP, an enterprise resource planning (ERP) system. In addition to expanding and improving access to information, we expect this new ERP system will provide a standard scalable information platform to accommodate our business growth. In connection with this ERP system implementation, we have updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and to take advantage of enhanced automated controls provided by the new system. We believe that we have taken the necessary steps for establishing and maintaining effective internal control over financial reporting.

Remediation of Material Weakness in Internal Control

As reported in our 2005 Form 10-K, we determined that certain derivative financial instruments entered into during the fourth quarter of 2005 used to help manage the risk of changing aircraft fuel prices were not initially recorded at the appropriate fair values. We have designed new internal control procedures to remediate the controls over derivative financial instruments. Effective March 2006, we implemented a quarterly review of the related counterparty statements and have developed and currently utilize a quarterly derivatives checklist to help ensure that the valuation of our derivative instruments is both complete and adequately reviewed.

We believe we have taken the steps necessary to remediate this material weakness; however, we cannot confirm the effectiveness of our enhanced internal controls until we and our independent auditors have conducted sufficient testing. Accordingly, we will continue to monitor vigorously the effectiveness of these processes, procedures and controls, and will make any further changes as management determines appropriate.

Changes in Internal Controls

Other than as expressly noted above in this Item 4, there were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), identified in connection with the evaluation of our controls performed during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

In the ordinary course of our business, we are party to various legal proceedings and claims which we believe are incidental to the operation of our business. We believe that the ultimate outcome of these proceedings to which we are currently a party will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 6.    Exhibits

Exhibits:    See accompanying Exhibit Index included after the signature page of this report for a list of the exhibits filed or furnished with this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date: April 25, 2006

By: /s/ HOLLY NELSON
Senior Vice President and Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certifications Pursuant to Rule 13a-14(a)/15d-14(a), furnished herewith.
31.2	Certifications Pursuant to Rule 13a-14(a)/15d-14(a), furnished herewith.
32.1	Certification Pursuant to Section 1350, furnished herewith.