Form 10-K/A
period 2005-12-31
JETBLUE AIRWAYS CORP
filed 2006-05-19
CIK 1158463

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $1,707,200,000 (based on the last reported sale price on the Nasdaq National Market on that date). The number of shares outstanding of the registrant's common stock as of January 31, 2006 was 173,024,690 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2006 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed on February 14, 2006 is being filed solely to re-file Exhibit 23 thereto - Consent of Ernst & Young LLP. No other information contained in or filed with the Form 10-K has been revised or amended.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION (Registrant)

Date: May 19, 2006	By:	/s/HOLLY NELSON Senior Vice President and Controller (principal accounting officer)