Form 10-Q
period 2006-06-30
JETBLUE AIRWAYS CORP
filed 2006-07-25
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

As of June 30, 2006, there were 175,473,545 shares of the registrant's common stock, par value $0.01, outstanding.

JetBlue Airways Corporation

FORM 10-Q

PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements

JETBLUE AIRWAYS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6	$6
Investment securities	462	478
Receivables, less allowance	72	94
Prepaid expenses and other	81	57
Total current assets	621	635
PROPERTY AND EQUIPMENT
Flight equipment	2,895	2,567
Predelivery deposits for flight equipment	306	298
	3,201	2,865
Less accumulated depreciation	224	180
	2,977	2,685
Other property and equipment	414	352
Less accumulated depreciation	75	59
	339	293
Total property and equipment	3,316	2,978
OTHER ASSETS
Purchased technology, net	37	43
Assets constructed for others	104	30
Other	228	206
Total other assets	369	279
TOTAL ASSETS	$4,306	$3,892
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$132	$99
Air traffic liability	331	243
Accrued salaries, wages and benefits	62	58
Other accrued liabilities	86	53
Short-term borrowings	62	65
Current maturities of long-term debt	169	158
Total current liabilities	842	676
LONG-TERM DEBT	2,287	2,103
DEFERRED TAXES AND OTHER LIABILITIES
Deferred taxes and other	175	172
Construction obligation	84	30
Total deferred taxes and other liabilities	259	202
STOCKHOLDERS' EQUITY
Common stock, 175,473,545 and 172,621,972 shares issued and outstanding in 2006 and 2005, respectively	2	2
Additional paid-in capital	787	764
Retained earnings	127	145
Accumulated other comprehensive income	2	—
Total stockholders' equity	918	911
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,306	$3,892

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
OPERATING REVENUES
Passenger	$579	$411	$1,042	$768
Other	33	18	60	34
Total operating revenues	612	429	1,102	802
OPERATING EXPENSES
Salaries, wages and benefits	134	106	266	204
Aircraft fuel	192	111	352	198
Landing fees and other rents	37	27	75	53
Depreciation and amortization	37	27	71	51
Aircraft rent	25	18	47	36
Sales and marketing	30	20	50	39
Maintenance materials and repairs	23	14	44	28
Other operating expenses	87	66	175	128
Total operating expenses	565	389	1,080	737
OPERATING INCOME	47	40	22	65
OTHER INCOME (EXPENSE)
Interest expense	(42)	(25)	(79)	(46)
Capitalized interest	7	4	12	8
Interest income and other	13	5	23	8
Total other income (expense)	(22)	(16)	(44)	(30)
INCOME (LOSS) BEFORE INCOME TAXES	25	24	(22)	35
Income tax expense (benefit)	11	11	(4)	16
NET INCOME (LOSS)	$14	$13	$(18)	$19
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.08	$0.08	$(0.10)	$0.12
Diluted	$0.08	$0.08	$(0.10)	$0.12

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(18)	$19
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(4)	15
Depreciation	63	45
Amortization	10	7
Stock-based compensation	11	1
Changes in certain operating assets and liabilities	80	63
Other, net	(13)	(2)
Net cash provided by operating activities	129	148
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(555)	(388)
Predelivery deposits for flight equipment	(75)	(92)
Assets constructed for others	(52)	—
Purchase of held-to-maturity investments	(10)	(5)
Proceeds from maturities of held-to-maturity investments	5	13
Purchase of available-for-sale securities	(350)	(448)
Sale of available-for-sale securities	381	368
Other, net	(8)	(4)
Net cash used in investing activities	(664)	(556)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	12	10
Issuance of long-term debt	385	514
Aircraft sale and leaseback transactions	253	—
Short-term borrowings	34	—
Construction obligation	80	—
Repayment of long-term debt	(190)	(48)
Repayment of short-term borrowings	(37)	(23)
Other, net	(2)	(7)
Net cash provided by financing activities	535	446
INCREASE IN CASH AND CASH EQUIVALENTS	—	38
Cash and cash equivalents at beginning of period	6	19
Cash and cash equivalents at end of period	$6	$57

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

Stock-Based Compensation:    Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and related interpretations, or SFAS 123(R), to account for stock-based compensation using the modified prospective transition method and therefore will not restate our prior period results. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and revises guidance in SFAS 123, Accounting for Stock-Based Compensation. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to (a) unvested stock options under our 2002 Stock Incentive Plan, or 2002 Plan, and issuances under our Crewmember Stock Purchase Plan, or CSPP, outstanding as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (b) any new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. We have recorded $6 million and $11 million of stock-based compensation expense, net of estimated forfeitures, during the three and six months ended June 30, 2006, respectively, as a result of our adoption of SFAS 123(R). See Note 2 for information on the assumptions we used to calculate the fair value of stock-based compensation.

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

SFAS 123(R) requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. For the three and six months ended June 30, 2006, we did not record any excess tax benefit generated from option exercises.

The table below summarizes the impact on our results of operations for the three and six months ended June 30, 2006 of outstanding stock options under our 2002 Plan and issuances under our CSPP recognized under the provisions of SFAS 123(R) (in millions, except per share data):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Stock-based compensation expense:
Issuances under crewmember stock purchase plan	$4	$8
Employee stock options	2	3
Income tax benefit	(1)	(2)
Net increase in stock-based compensation expense	$5	$9
Effect on earnings (loss) per common share:
Basic	$0.03	$0.05
Diluted	$0.03	$0.05

Prior to our adoption of SFAS 123(R), we presented unearned compensation as a separate component of stockholders' equity. In accordance with the provisions of SFAS 123(R), on January 1, 2006, we reclassified unearned compensation as additional paid-in capital on our balance sheet.

The following table illustrates the effect on net income and earnings per common share for the three and six months ended June 30, 2005 as if we had applied the fair value method to measure stock-based compensation, as required under the disclosure provisions of SFAS No. 123 (in millions, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$13	$19
Deduct: Stock-based compensation expense determined under the SFAS 123 fair value method, net of tax
Crewmember stock purchase plan	(2)	(4)
Employee stock options	(3)	(6)
Pro forma net income	$8	$9
Earnings per common share:
Basic – as reported	$0.08	$0.12
Basic – pro forma	$0.05	$0.06
Diluted – as reported	$0.08	$0.12
Diluted – pro forma	$0.05	$0.06

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

The following table shows our assumptions used to compute the stock-based compensation expense and pro forma information for stock option grants and purchase rights under our CSPP issued during the three and six months ended June 30, 2006 and 2005.

	Stock Options
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected term (years)	4.1 - 6.8	2.5 - 5.9	4.1 - 6.8	2.5 - 5.9
Volatility	44.9%	38.0%	44.3%	38.0%
Risk-free interest rate	5.0%	3.7%	4.8%	3.7%

	CSPP
	Three Months Ended June 30,
	2006	2005
Expected term (years)	0.5 - 2.0	0.5 - 2.0
Volatility	44.6%	38.0%
Risk-free interest rate	5.0%	3.4%

The weighted average grant date fair value of options granted during the three and six months ended June 30, 2006 was $4.94 and $5.04 per option, respectively. The weighted average grant date fair value of options granted during the three and six months ended June 30, 2005 was $4.90 and $4.99 per option, respectively. Unrecognized stock-based compensation expense was approximately $39 million as of June 30, 2006, relating to a total of nine million unvested stock options under our 2002 Plan and purchase rights under our CSPP. We expect to recognize this stock-based compensation expense over a weighted average period of approximately three years. The total fair value of options vested during the six months ended June 30, 2006 was approximately $1 million.

Stock Incentive Plan:    Prior to December 31, 2005, options issued under our 2002 Plan had vesting terms ranging from three to seven years. For issuances under the 2002 Plan beginning in 2006, we revised the vesting terms so that all options granted will now vest in equal installments over a period of three or five years. All options issued under the 2002 Plan expire 10 years from the date of grant.

The following is a summary of stock option activity for the three and six months ended June 30, 2006:

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	31,032,022	$11.82	31,086,422	$11.52
Granted	2,100,600	10.60	3,229,449	10.81
Exercised	(754,877)	1.70	(1,841,148)	1.86
Forfeited	(168,977)	14.65	(265,955)	15.63
Outstanding at June 30, 2006	32,208,768	$11.96	32,208,768	$11.96

As of June 30, 2006, we had 6,073,971 shares available for future grants. The following is a summary of outstanding stock options at June 30, 2006:

	Options Outstanding				Options Vested
Range of exercise prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (millions)	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (millions)
$0.33 to $12.29	14,513,001	6.3	$6.85	$82.1	10,697,444	5.3	$5.42	$75.8
$12.76 to $29.71	17,695,767	7.8	16.15	—	16,072,643	7.9	15.90	—
	32,208,768	7.2	$11.96	$82.1	26,770,087	6.9	$11.72	$75.8

The total intrinsic value, determined as of the date of exercise, of options exercised during the three months and six months ended June 30, 2006 was $7 million and $18 million, respectively. The total intrinsic value of options exercised during the three months and six months ended June 30, 2005 was $5 million and $9 million, respectively. We received $1 million and $3 million in cash from option exercises for the three and six months ended June 30, 2006, respectively.

Stock Purchase Plan:    The following is a summary of CSPP share reserve activity for the six months ended June 30, 2006:

Shares
Available for future purchases, January 1, 2006	13,706,245
Shares reserved for issuance	5,178,659
Common stock purchased	(1,010,456)
Available for future purchases, June 30, 2006	17,874,448

We received $9 million for shares issued under our CSPP during the six months ended June 30, 2006.

Note 3 – Long-term Debt

During the six months ended June 30, 2006, we issued $193 million in fixed rate equipment notes due through 2018, which are secured by five Airbus A320 aircraft and one EMBRAER 190 aircraft and $69 million in floating rate equipment notes, which are secured by two Airbus A320 aircraft. At June 30, 2006, the weighted average interest rate of all of our long-term debt was 6.3%, and maturities were $93 million for the remainder of 2006, $177 million in 2007, $212 million in 2008, $127 million in each of 2009 and 2010 and $1.72 billion thereafter. The weighted average interest rate of our outstanding short-term borrowings at June 30, 2006 and December 31, 2005 was 6.9% and 6.1%, respectively.

Through June 2006, we refinanced $123 million of debt associated with five owned Airbus A320 aircraft, which eliminated all financial covenants associated with our debt instruments. In June 2006, we reached an agreement in principle, subject to execution of the definitive agreements, to sell five of our Airbus A320 aircraft in September and October 2006. On June 30, 2006, we filed an automatic shelf registration statement on Form S-3 with the SEC relating to our sale in one or more public offerings of debt securities, pass through certificates, common stock, preferred stock and/or other securities. Through June 30, 2006, we had not issued any securities under this registration statement.

Note 4 – Income Taxes

Our effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses, and is offset somewhat by state tax credits.

Note 5 – Assets Constructed for Others

In November 2005, we executed a lease agreement with the Port Authority of New York and New Jersey, or the PANYNJ, for the construction and operation of a new terminal at New York's John F. Kennedy International Airport, or JFK, which the PANYNJ will own. For financial reporting purposes only, in accordance with Emerging Issues Task Force Issue 97-10, The Effect of Lessee Involvement in Asset Construction, we are required to reflect an asset and liability for in-process construction related to this project. The project costs expended to date are reflected as Assets Constructed for Others in other long-term assets and as Construction Obligation in other long-term liabilities in the accompanying condensed consolidated balance sheets. The PANYNJ is reimbursing us for the costs of constructing the project in accordance with the lease. During the six months ended June 30, 2006, we incurred $74 million in project costs, $20 million of which were accrued, and received $80 million in reimbursements from the PANYNJ. At June 30, 2006 and December 31, 2005, we had a current receivable from the PANYNJ of $1 million and $29 million, respectively.

Note 6 – Comprehensive Income (Loss)

Comprehensive income (loss) includes changes in the fair value and reclassifications into earnings of amounts previously deferred related to our crude oil and heating oil financial derivative instruments, which qualify for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Comprehensive income was $14 million for the three months ended June 30, 2006 and comprehensive loss was $16 million for the six months ended June 30, 2006. Comprehensive income was $6 million and $19 million for the three and six months ended June 30, 2005, respectively.

Note 7 – Earnings (Loss) Per Share

The following table shows how we computed basic and diluted earnings (loss) per common share (dollars in millions; share data in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$14	$13	$(18)	$19
Effect of dilutive securities:
Interest on convertible debt, net of profit sharing and income taxes	—	1	—	—
Net income (loss) applicable to common stockholders after assumed conversion for diluted earnings per share	$14	$14	$(18)	$19
Denominator:
Weighted average shares outstanding for basic earnings (loss) per share	174,772	157,402	174,013	156,947
Effect of dilutive securities:
Employee stock options	6,050	8,831	—	8,671
Convertible debt	—	14,620	—	—
Unvested common stock	19	48	—	47
Adjusted weighted average shares outstanding and assumed conversions for diluted earnings (loss) per share	180,841	180,901	174,013	165,665

For the three and six months ended June 30, 2006, a total of 20.8 million shares issuable upon conversion of our convertible debt were excluded from the diluted earnings (loss) per share computation since the assumed conversion would be anti-dilutive. For the three and six months ended June 30, 2005, 6.2 million and 14.7 million shares, respectively, were excluded.

We also excluded 22.3 million and 36.2 million shares issuable upon exercise of outstanding stock options for the three and six months ended June 30, 2006, respectively, from the diluted earnings (loss) per share computation since either their exercise price was greater than the average market price of our common stock or they were otherwise anti-dilutive. For the three and six months ended June 30, 2005, 11.8 million and 11.9 million shares, respectively, were excluded.

Note 8 – Employee Retirement Plan

We sponsor a retirement savings 401(k) defined contribution plan and a profit sharing retirement plan, or the Plan, covering all of our employees. Our contributions expensed for the Plan for the three months ended June 30, 2006 and 2005 were $2 million and $6 million, respectively, and contributions expensed for the Plan for the six months ended June 30, 2006 and 2005 were $5 million and $10 million, respectively.

Note 9 – Commitments

As of June 30, 2006, our firm aircraft orders consisted of 91 Airbus A320 aircraft, 84 EMBRAER 190 aircraft and 32 spare engines scheduled for delivery through 2012. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $550 million for the remainder of 2006, $995 million in 2007, $1.05 billion in 2008, $1.18 billion in 2009, $1.23 billion in 2010 and $1.03 billion thereafter.

During the six months ended June 30, 2006, we entered into sale and leaseback transactions for 10 EMBRAER 190 aircraft as well as leases for certain other facilities and equipment. We deferred

$7 million in gains related to these sale and leaseback transactions, which are being recognized on a straight-line basis over their 18-year lease terms as a reduction to aircraft rent expense. Future minimum lease payments associated with these operating leases totaled $385 million at June 30, 2006. These amounts are in addition to the minimum lease payments described in Note 3 to our audited financial statements included in our 2005 Form 10-K.

Note 10 – Financial Instruments and Risk Management

The fair value of our $425 million aggregate principal amount of convertible debt, based on quoted market prices, was $400 million and $438 million at June 30, 2006 and December 31, 2005, respectively. The fair value of our other long-term debt, which approximated its carrying value, was estimated using other fixed rate debt discounted cash flow analysis based on our current incremental borrowing rates for instruments with similar terms. The carrying values of all other financial instruments approximated their fair values.

The Company is exposed to the effect of changes in the price and availability of aircraft fuel. To manage this risk, we periodically purchase crude or heating oil option and swap contracts. The following is a summary of our derivative contracts (in millions, except as otherwise indicated):

	2006	2005
At June 30:
Fair value of derivative instruments	$13	$23
Longest remaining term (months)	12	6
Hedged volume (barrels, in thousands)	2,845	1,000

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Hedge effectiveness gains, net, recognized in aircraft fuel expense	$5	$10	$4	$18
Hedge ineffectiveness net gains recognized in other income (expense)	—	—	1	—
Other hedge net gains recognized in other income (expense)	6	—	8	—
Percentage of actual consumption hedged	61%	34%	67%	30%

Note 11 – LiveTV

During the three and six months ended June 30, 2006, LiveTV installed in-flight entertainment systems for other airlines on 13 and 26 aircraft, respectively, bringing total installations of these systems for other airlines to 219 aircraft. Deferred profit on hardware sales and advance deposits for future hardware sales included in non-current liabilities in the accompanying condensed balance sheets was $22 million and $21 million at June 30, 2006 and December 31, 2005, respectively. Deferred profit to be recognized as income on installations completed through June 30, 2006 will be approximately $2 million for the remainder of 2006, $4 million for each of the next three years and $6 million thereafter.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Outlook

For the remainder of the year, we will continue to execute our Return to Profitability, or RTP, plan that was initially implemented in April. This plan focuses on a combination of right-sizing capacity, optimizing revenue sources and introducing new revenue initiatives as well as cost reductions. In the second half of the year, we expect our percentage of system-wide capacity in East-West markets will continue to decrease, with capacity additions focusing more on short- and medium-haul markets. Right-sizing our capacity also includes the anticipated sale of five existing Airbus A320 aircraft in September and October 2006. We expect the year-over-year upward trend in our average fares to continue through 2006, despite the anticipated decrease in average stage length. The expected increases in average fares, however, are not enough to combat the rising cost of aircraft fuel. Therefore, we are undertaking several cost-reduction initiatives, including improving fuel efficiency, increasing the use of supply chain management, reducing the number of full-time equivalent employees to 80 per aircraft, and institutionalizing a commitment to low-cost spending practices in all areas of our operations. We expect to achieve approximately $60 million of net revenue and expense savings as a result of these initiatives through the remainder of the year.

We expect our full-year operating capacity to increase approximately 20% to 22% over 2005 with the addition of 10 new Airbus A320 aircraft and 10 new EMBRAER 190 aircraft to our operating fleet during the remainder of 2006. The shorter range EMBRAER 190 aircraft, which is expected to represent 5% of our total estimated 2006 operating capacity, as well as shifting some of our Airbus A320 aircraft away from East-West flying, will result in an expected 12% decrease in 2006 average stage length. While the shorter average stage length will result in higher unit costs, we expect the increase in unit revenues to be higher than the increase in unit costs.

Fuel costs continue to rise and may increase further. We expect to incur higher fuel costs as a result of higher underlying fuel prices, as we have hedged only 40% of our remaining anticipated fuel requirements for 2006. As of June 30, 2006, 15% of our forecasted remaining consumption for the year was hedged with crude oil at an average of $68 per barrel, with upside protection capped at $85 per barrel, and 25% was hedged with heating oil at an average price of $2.10 per gallon, as compared to having 20% of our 2005 consumption hedged with crude oil at an average of $30 per barrel. Assuming fuel prices of $2.09 per gallon, net of effective hedges, our cost per available seat mile for 2006 is expected to increase by 14% to 16% over 2005 and our operating margin is expected to be between 2% and 4%.

Results of Operations

The U.S. domestic airline environment continues to be extremely challenging primarily due to aircraft fuel prices that remain at all-time highs. During the second quarter, we implemented our RTP plan, which contributed to our profitability this quarter. Average fares for the quarter increased 15% over 2005 to $127.87 and load factor declined 5.5 points to 82.2% from the same period of 2005. Compared to the first quarter of 2006, average fares increased 20% from $106.86 and load factor declined 2.0 points from 84.2%.

Our on-time performance, defined by the U.S. Department of Transportation as arrivals within 14 minutes of schedule, was 77.9% in the second quarter of 2006 compared to 76.0% for the same period in 2005. Our on-time performance and reliability of the EMBRAER 190 continues to improve as we gain additional experience with this new aircraft type. As a result, we plan to increase average daily utilization by maintaining fewer spare aircraft in the third quarter. Our on-time performance was also affected by our commitment to operate our scheduled flights whenever possible, as reflected by our 99.8% and 99.7% completion factors in the second quarters of 2006 and 2005, respectively.

Three Months Ended June 30, 2006 and 2005

Our net income for the three months ended June 30, 2006 was $14 million compared to net income of $13 million for the three months ended June 30, 2005. Diluted earnings per share was $0.08 for the second quarter of both 2006 and 2005. Our operating income for the three months ended June 30, 2006 was $47 million compared to operating income of $40 million for the same period in 2005 and our operating margin was 7.7%, a decrease of 1.7 points from the same period in 2005.

Operating Revenues.    Operating revenues increased 42%, or $183 million, primarily due to an increase in passenger revenues. Increased passengers resulting from a 38% increase in departures, or $64 million, and a 22% increase in yield, or $104 million, drove the increase in passenger revenues of $168 million for the three months ended June 30, 2006. Although our load factor was 5.5 points lower than that of last year, the increase in our yields has more than compensated for this decrease and we expect that yields for the full year will also be higher than 2005.

Other revenue increased 81%, or $15 million, primarily due to increased change fees of $6 million resulting from more passengers and increased adherence to related company policies, increases in LiveTV third party revenues of $3 million and the marketing component of TrueBlue point sales of $2 million.

Operating Expenses.    Operating expenses increased 45%, or $176 million, due primarily to an average of 28 additional aircraft in service in 2006 and a 38% increase in fuel cost per gallon. Operating capacity increased 23% to 7.2 billion available seat miles due to having 38% more average aircraft in service offset partly by the usage of the EMBRAER 190 in 2006, which has lower utilization than the Airbus A320. Average stage length decreased 8% due to capacity reductions in our East-West markets and operation of the shorter-range EMBRAER 190. Operating expenses per available seat mile increased 18% to 7.83 cents for the three months ended June 30, 2006. Had fuel prices remained at the 2005 levels, our cost per available seat mile, or CASM, would have increased by 9% to 7.26 cents. In detail, operating costs per available seat mile were (percent changes are based on unrounded numbers):

	Three Months Ended June 30,		Percent Change
	2006	2005
	(in cents)
Operating expenses:
Salaries, wages and benefits	1.86	1.81	3.1%
Aircraft fuel	2.66	1.91	39.9%
Landing fees and other rents	.52	.46	12.8%
Depreciation and amortization	.52	.45	14.2%
Aircraft rent	.34	.31	9.9%
Sales and marketing	.41	.35	18.0%
Maintenance materials and repairs	.32	.23	35.2%
Other operating expenses	1.20	1.13	6.2%
Total operating expenses	7.83	6.65	17.8%

Salaries, wages and benefits increased 27%, or $28 million, due primarily to an increase in average full-time equivalent employees of 32% and $6 million in non-cash stock-based compensation expense, partially offset by $4 million of lower profit sharing in 2006 compared to 2005. Cost per available seat mile increased 3% as a result of increased stock-based compensation expense, offset by reduced hiring.

Aircraft fuel expense increased 72%, or $81 million, due to 19 million more gallons of aircraft fuel consumed resulting in $28 million of additional fuel expense and, after the impact of fuel hedging, a 38% increase in average fuel cost per gallon, or $53 million. Aircraft fuel prices remain at historically high levels, with our average fuel cost per gallon at $2.06 for the second quarter of 2006 compared to $1.50 for the second quarter of 2005. Our fuel consumption per block hour decreased 4% due to utilization of the smaller EMBRAER 190 aircraft and various fuel conservation initiatives. Had fuel consumption per block hour remained constant, our fuel expense would have been higher by $8 million. Cost per available seat mile increased 40% due to the increase in fuel prices.

Landing fees and other rents increased 39%, or $10 million, due to a 38% increase in departures over 2005 and higher average landing fee rates. Cost per available seat mile increased 13% due primarily to ground rents associated with our new terminal under construction at New York's John F. Kennedy International Airport, or JFK, as well as higher rates.

Depreciation and amortization increased 41%, or $10 million, due primarily to having 16 more average owned aircraft during the three months ended June 30, 2006 compared to the same period in 2005. Cost per available seat mile increased 14% as a result of our new seven gate temporary facility at JFK, hangars, training center and flight simulators.

Aircraft rent increased 35%, or $7 million, due to leasing 15 new EMBRAER 190 aircraft. Cost per available seat mile increased 10% due to a higher percentage of our aircraft fleet being leased.

Sales and marketing expense increased 45%, or $10 million, due to $5 million in higher credit card fees resulting from increased passenger revenues and $5 million in increased advertising expenses. On a cost per available seat mile basis, sales and marketing expense increased 18% primarily due to more advertising related to the launch of a new advertising campaign. We currently book all of our reservations through a combination of our website and our agents (79% and 21% in 2006, respectively); however, we are evaluating other forms of distribution.

Maintenance materials and repairs increased 67%, or $9 million, due to an average of 28 additional operating aircraft in 2006 compared to the same period in 2005 and a gradual aging of our fleet. Cost per available seat mile increased 35% due primarily to operating under engine and airframe third-party maintenance contracts in 2006, compared to expensing these repairs on a time and materials basis in the same period of 2005 when we also benefited from one-time warranty coverage on our engines. This increase was partially offset by three fewer airframe checks in 2006 compared to 2005. Maintenance expense is expected to increase significantly as our fleet ages.

Other operating expenses increased 31%, or $21 million, primarily due to higher variable costs associated with increased capacity and number of passengers served. Cost per available seat mile increased 6%.

Other Income (Expense).    Interest expense increased 65%, or $17 million, due primarily to the debt financing of 16 additional aircraft, six flight simulators and our Orlando hangar and training facility, which resulted in $9 million in additional interest expense, and higher rates, which resulted in $7 million in additional interest expense. Interest expense also includes the accretion of interest of $1 million related to our construction obligation for the new terminal at JFK, which was also capitalized and contributed to the $3 million increase in capitalized interest. Interest income and other increased 161%, or $8 million, primarily due to fuel hedge gains of $6 million and higher interest rates on our investment securities in 2006.

Income Tax Expense (Benefit).    Our effective tax rate for the three months ended June 30, 2006 was 45% compared to 46% for same period in 2005. Our second quarter 2006 rate differs from the statutory rate due to the non-deductibility of certain items for tax purposes and the relationship of these items to our operating results for the quarter. The impact of these non-deductible items could result in our full year effective tax rate differing significantly from that of our second quarter rate.

Six Months Ended June 30, 2006 and 2005

We had a net loss of $18 million for the six months ended June 30, 2006 compared to net income of $19 million for the six months ended June 30, 2005. Diluted loss per share was $0.10 for the six months ended June 30, 2006 compared to diluted earnings per share of $0.12 for the same period in 2005. Our operating income for the six months ended June 30, 2006 was $22 million compared to $65 million for the same period in 2005 and our operating margin was 2.0%, a decrease of 6.1 points from the same period in 2005.

Operating Revenues.    Operating revenues increased 37%, or $300 million, primarily due to an increase in passenger revenues. Increased passengers resulting from a 36% increase in departures, or $153 million, and a 13% increase in yield, or $121 million, drove the increase in passenger revenues of $274 million for the six months ended June 30, 2006. Other revenues increased 74%, or $26 million, primarily due to increased change fees of $8 million resulting from more passengers and increased adherence to related company policies, increases in LiveTV third party revenues of $6 million and the marketing component of TrueBlue point sales of $5 million.

Operating Expenses.    Operating expenses increased 47%, or $343 million, due to an average of 26 additional aircraft in service in 2006 and a 40% increase in fuel cost per gallon. Operating capacity increased 25% to 13.8 billion available seat miles. Average stage length decreased 6% due to capacity reductions in our East-West markets and operation of the shorter-range EMBRAER 190 in 2006. Operating expenses per available seat mile increased 17% to 7.84 cents for the six months ended June 30, 2006. Had fuel prices remained at the 2005 levels, our cost per available seat mile would have increased 8% to 7.20 cents. In detail, operating costs per available seat mile were (percent changes are based on unrounded numbers):

	Six Months Ended June 30,		Percent Change
	2006	2005
	(in cents)
Operating expenses:
Salaries, wages and benefits	1.93	1.85	4.4%
Aircraft fuel	2.56	1.80	42.3%
Landing fees and other rents	.54	.48	13.2%
Depreciation and amortization	.52	.46	11.8%
Aircraft rent	.34	.33	4.2%
Sales and marketing	.36	.36	0.5%
Maintenance materials and repairs	.32	.24	28.7%
Other operating expenses	1.27	1.17	8.6%
Total operating expenses	7.84	6.69	17.1%

Salaries, wages and benefits increased 31%, or $62 million, due to an increase in average full-time equivalent employees of 33% and $11 million in non-cash stock-based compensation expense offset in part by recording $6 million less profit sharing in 2006 compared to 2005. Cost per available seat mile increased 4% principally as a result of stock-based compensation expense.

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which requires us to record the fair value of stock options granted under our 2002 Stock Incentive Plan and purchase rights issued under our stock purchase plan. Because we elected to use the modified prospective transition method, results for prior periods have not been restated. At June 30, 2006, there was $39 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of our equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over the remaining vesting period of five years. See Notes 1 and 2 to our condensed consolidated financial statements for more information regarding the adoption of this standard.

Aircraft fuel expense increased 78%, or $154 million, due to 38 million more gallons of aircraft fuel consumed resulting in $54 million of additional fuel expense and, after the impact of fuel hedging, a 40% increase in average fuel cost per gallon, or $100 million. Aircraft fuel prices remain at historically high levels, with our average fuel price per gallon at $1.97 compared to $1.41 for the six months ended June 30, 2005. Our fuel consumption per block hour decreased 2% due to utilization of the more fuel efficient EMBRAER 190 aircraft and various fuel conservation initiatives. Had fuel consumption per block hour remained constant, our fuel expense would have been higher by $9 million. Cost per available seat mile increased 42% primarily due to the increase in average fuel cost per gallon.

Landing fees and other rents increased 42%, or $22 million, due to a 36% increase in departures over 2005 and higher average landing fee rates. Cost per available seat mile increased 13% primarily due to ground rents associated with our new terminal under construction at JFK. Landing fees and other rents are expected to increase approximately $5 million for the remainder of 2006 as a result of ground rent at this new terminal.

Depreciation and amortization increased 40%, or $20 million, due primarily to having 16 more average owned aircraft during the six months ended June 30, 2006 compared to the same period in 2005. Cost per available seat mile increased 12% as a result of our new seven gate temporary facility at JFK, hangars, training center and flight simulators.

Aircraft rent increased 30%, or $11 million, due to 15 new EMBRAER 190 aircraft leases. Cost per available seat mile increased 4% due to a higher percentage of our aircraft fleet being leased.

Sales and marketing expense increased 26%, or $11 million, due to $8 million in higher credit card fees resulting from increased passenger revenues and $3 million in increased advertising expenses. On a cost per available seat mile basis, sales and marketing expense increased slightly due to higher credit card fees. We currently book all of our reservations through a combination of our website and our own agents (81% and 19% in 2006, respectively).

Maintenance materials and repairs increased 61%, or $16 million, due to 26 more average operating aircraft in 2006 compared to the same period in 2005 and a gradual aging of our fleet. Cost per available seat mile increased 29% due primarily to operating under engine and airframe maintenance third-party contracts in 2006, compared to expensing these repairs on a time and materials basis in the same period of 2005 when we also benefited from one-time warranty coverage on our engines.

Other operating expenses increased 36%, or $47 million, due to higher variable costs associated with increased capacity and number of passengers served. Cost per available seat mile increased 9% due to a 6% decrease in average stage length, higher personnel costs, fuel related taxes and maintenance related to our new facilities; and as a result of more LiveTV third-party installations.

Other Income (Expense).    Interest expense increased 72%, or $33 million, due to the debt financing of 16 additional aircraft, six flight simulators, and interest on our 3¾% convertible debentures resulting in $17 million of additional interest expense, and higher rates, which resulted in $14 million in additional interest expense. Interest expense also includes the accretion of interest of $2 million related to our construction obligation for the new terminal at JFK, which was also capitalized and contributed to the $4 million increase in capitalized interest, along with higher interest rates. Interest income and other increased 187%, or $15 million, primarily due to fuel hedge gains of $9 million and higher interest rates in 2006.

The following table sets forth our operating statistics for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Percent Change		Six Months Ended June 30,		Percent Change
	2006	2005			2006	2005
Operating Statistics:
Revenue passengers (thousands)	4,525	3,696	22.4		8,860	7,096	24.9
Revenue passenger miles (millions)	5,924	5,125	15.6		11,460	9,559	19.9
Available seat miles (ASMs) (millions)	7,202	5,846	23.2		13,779	11,015	25.1
Load factor	82.2%	87.7%	(5.5	) pts.	83.2%	86.8%	(3.6	)pts.
Breakeven load factor(1)	79.5%	82.0%	(2.5	)pts.	85.4%	82.5%	2.9	pts.
Aircraft utilization (hours per day)	13.0	13.7	(5.6)		12.9	13.5	(4.3)
Average fare	$127.87	$111.26	14.9		$117.59	$108.25	8.6
Yield per passenger mile (cents)	9.77	8.02	21.7		9.09	8.04	13.1
Passenger revenue per ASM (cents)	8.03	7.03	14.2		7.56	6.97	8.4
Operating revenue per ASM (cents)	8.48	7.34	15.6		7.99	7.28	9.7
Operating expense per ASM (cents)	7.83	6.65	17.8		7.84	6.69	17.1
Operating expense per ASM, excluding fuel (cents)	5.17	4.74	9.0		5.28	4.89	7.9
Airline operating expense per ASM (cents)(1)	7.77	6.58	18.1		7.76	6.63	17.2
Departures	37,688	27,382	37.6		72,105	53,019	36.0
Average stage length (miles)	1,253	1,369	(8.4)		1,249	1,332	(6.2)
Average number of operating aircraft during period	102.6	74.3	38.1		99.1	72.6	36.5
Average fuel cost per gallon	$2.06	$1.50	37.8		$1.97	$1.41	39.7
Fuel gallons consumed (millions)	93	75	25.1		179	141	27.4
Percent of sales through jetblue.com during period	79.5%	77.4%	2.1	pts.	80.8%	76.9%	3.9	pts.
Full-time equivalent employees at period end(1)					9,337	7,284	28.2

(1)	Excludes operating expenses and employees of LiveTV, LLC which are unrelated to our airline operations.

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

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	$	CASM	$	CASM
	(dollars in millions; CASM in cents)
Operating expenses as reported	$565	7.83	1,080	7.84
Less: Reported aircraft fuel	(192)	(2.66)	(352)	(2.56)
Add: Aircraft fuel at 2005 cost per gallon	139	1.93	252	1.83
Profit sharing impact	12	0.16	12	0.08
Fuel neutral operating expenses	$524	7.26	$992	7.20

Liquidity and Capital Resources

At June 30, 2006, we had cash and cash equivalents of $6 million and investment securities of $462 million compared to cash and cash equivalents of $6 million and investment securities of $478 million at December 31, 2005. Cash flows from operating activities were $129 million for the six months ended June 30, 2006 compared to $148 million for the six months ended June 30, 2005. The decrease in operating cash flows was primarily a result of the increase in fuel price, offset partially by the growth of our business. We rely primarily on operating cash flows to provide working capital. We presently have no lines of credit other than two short-term borrowing facilities for certain aircraft predelivery deposits. At June 30, 2006, we had $62 million in borrowings outstanding under these facilities.

Investing Activities.    During the six months ended June 30, 2006, capital expenditures related to our purchase of flight equipment included expenditures of $477 million for seven aircraft, $75 million for flight equipment deposits and $26 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $52 million. Net cash provided by the purchase and sale of available-for-sale securities was $31 million.

During the six months ended June 30, 2005, capital expenditures related to our purchase of flight equipment included expenditures of $269 million for eight Airbus A320 aircraft, $92 million for flight equipment deposits and $36 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $83 million. Net cash used in the purchase and sale of available-for-sale securities was $80 million.

Financing Activities.    Financing activities for the six months ended June 30, 2006 consisted of (1) the sale and leaseback over 18 years of ten EMBRAER 190 aircraft for $253 million by a U.S. leasing institution, (2) our issuance of $193 million in 12-year fixed rate equipment notes to various European banks secured by five Airbus A320 aircraft and one EMBRAER 190 aircraft, (3) our issuance of $69 million in floating-rate equipment notes secured by two Airbus A320 aircraft to various European banks, (4) scheduled maturities of $144 million of debt, (5) the refinancing of $123 million in debt that is secured by five Airbus A320 aircraft, and (6) proceeds from our construction obligation for the new terminal at JFK of $80 million.

On June 29, 2006, we filed an automatic shelf registration statement with the SEC relating to our sale in one or more public offerings of debt securities, pass through certificates, common stock, preferred stock and/or other securities. The net proceeds of any securities we sell under this registration statement may be used to fund working capital and capital expenditures, including the purchase of aircraft and construction of facilities on or near airports. Through June 30, 2006, we had not issued any securities under this registration statement.

Financing activities for the six months ended June 30, 2005 consisted primarily of (1) the financing of eight aircraft with $265 million in floating rate equipment notes purchased with proceeds from our public offering of Series 2004-2 pass-through certificates, (2) the issuance of $250 million of 3¾% convertible debentures, raising net proceeds of approximately $243 million, and (3) scheduled maturities of debt of $48 million.

Working Capital.    We had a working capital deficit of $221 million at June 30, 2006, which is customary for airlines, primarily because air traffic liability is classified as a current liability. We expect to meet our obligations as they become due through available cash, investment securities and internally generated funds, supplemented as necessary by debt and/or equity financings and proceeds from sale and leaseback transactions. We expect to generate positive working capital through our operations. However, we cannot predict whether current trends and conditions will continue or what the effect on our business might be from the extremely competitive environment we are operating in or from events that are beyond our control, such as continued unprecedented high fuel prices, the impact of airline bankruptcies or consolidations, U.S. military actions or acts of terrorism. We still need to obtain financing for one of our remaining 2006 deliveries, as our anticipated cash flow from operations will not be adequate to cover the acquisition cost of this aircraft. Assuming that we utilize the predelivery short-term borrowing facilities available to us, we believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

Contractual Obligations

Our noncancelable contractual obligations at June 30, 2006 include the following (in millions):

	Payments due in
	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt(1)	$3,791	$173	$324	$343	$245	$236	$2,470
Lease commitments	2,034	103	201	186	164	149	1,231
Flight equipment obligations	6,030	550	995	1,045	1,180	1,230	1,030
Short-term borrowings	62	62	—	—	—	—	—
Financing obligations and other(2)	2,348	98	92	112	133	144	1,769
Total	$14,265	$986	$1,612	$1,686	$1,722	$1,759	$6,500

(1)	Includes actual interest and estimated interest for floating-rate debt based on June 30, 2006 rates.

(2)	Amounts include noncancelable commitments for the purchase of goods and services.

In March 2006, we fully repaid notes on two of our Airbus A320 aircraft, which resulted in the elimination of all financial covenants associated with our debt instruments. Other than the elimination of these financial covenants, there have been no material changes in the terms of our debt instruments from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources included in our 2005 Form 10-K. We are not subject to any financial covenants in any of our new debt obligations issued in 2006. We have $119 million of restricted cash pledged under standby letters of credit related to certain of our leases, $80 million of which will expire in 2007 and the remainder at the end of the related lease terms.

In November 2005, we executed a 30-year lease agreement with the Port Authority of New York and New Jersey, or the PANYNJ, for the construction and operation of a new terminal at JFK with occupancy projected in early 2009, which for financial reporting purposes only, is being accounted for as a financing obligation. JetBlue has committed to rental payments under the lease, including ground rents for the new terminal site, which began on lease execution and are included as part of lease commitments in the table above. Facility rents are anticipated to commence upon the date of our beneficial occupancy of the new terminal and are included as part of financing obligations and other in the table above.

As of June 30, 2006, we operated a fleet of 91 Airbus A320 aircraft and 16 EMBRAER 190 aircraft, of which 67 were owned and 40 were leased under operating leases, and have taken delivery of one Airbus A320 and one leased EMBRAER 190 aircraft, which are not yet in revenue service. The average age of our fleet was 2.6 years at June 30, 2006.

As of June 30, 2006, we had on order 91 Airbus A320 aircraft and 84 EMBRAER 190 aircraft with options to acquire 50 additional Airbus A320 aircraft and 100 additional EMBRAER 190 aircraft, which are scheduled for delivery through 2016 (on a relatively even basis during each year) as follows:

	Firm			Option
Year	Airbus A320	EMBRAER 190	End of Year Cumulative Total Fleet (1)	Airbus A320	EMBRAER 190	End of Year Cumulative Total Fleet (2)
Remainder of 2006	9	9	122	—	—	122
2007	12	18	152	—	—	152
2008	12	18	182	2	—	184
2009	16	18	216	4	—	222
2010	18	18	252	4	—	262
2011	18	3	273	6	15	304
2012	6	—	279	16	18	344
2013	—	—		18	18	380
2014	—	—		—	18	398
2015	—	—		—	18	416
2016	—	—		—	13	429
	91	84		50	100

(1)	Assumes the sale of five of our existing A320 aircraft currrently in revenue service anticipated to occur in September and October in 2006.

(2)	Assumes all options are exercised.

Committed expenditures for our 175 firm aircraft and 32 spare engines include estimated amounts for contractual price escalations and predelivery deposits. Debt and lease financing has been arranged for all but one of our remaining 2006 Airbus A320 and all of our EMBRAER 190 aircraft deliveries. Although we believe that debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot assure you that we will be able to secure financing on terms attractive to us, if at all, which may require us to modify our aircraft acquisition plans. Capital expenditures for facility improvements, spare parts and ground purchases, excluding those related to the construction of the new terminal at JFK, are expected to be approximately $100 million for the remainder of 2006.

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

Critical Accounting Policies and Estimates

Other than the updated discussion of stock-based compensation below, there have been no other material changes to our critical accounting policies and estimates from the information provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included in our 2005 Form 10-K.

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

New Accounting Standard

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109,’’ or FIN 48, which clarifies the accounting and disclosure requirements for uncertainty in tax positions, as defined. We are currently evaluating the provisions of FIN 48, which is effective for fiscal years beginning after December 15, 2006.

Other Information

New Service.    We continue to add new destinations, as reflected by our new daily non-stop service planned to Nashville, Tennessee in August 2006; Oranjestad, Aruba, Houston, Texas, Sarasota/Bradenton, Florida and Tuscon, Arizona in September 2006; Columbus, Ohio in October 2006; and Cancun, Mexico in the fourth quarter of 2006.

Recent Awards.    In May 2006, JetBlue was named ‘‘Best Low Cost/No Frills Airline’’ by OAG, a global travel and transport information company, as part of their 2006 Airline of the Year Awards. In June 2006, we were rated the best low-cost airline in North America by SkyTrax Research’s World Airline Awards. In July 2006, JetBlue was rated 2006 World’s Best Domestic Airline Award by readers of Travel + Leisure magazine.

Attempted Labor Organizing.    In May 2006, the International Association of Machinists and Aerospace Workers (IAM) filed a petition with the National Mediation Board (NMB) seeking to represent our ground operations, provisioning and related-position employees. On July 18, 2006, the NMB dismissed the IAM's petition for ‘‘insufficient showing of interest’’ because the minimum number of employees in the targeted group did not support holding an election.

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

Aircraft Fuel.    As of June 30, 2006, we had hedged approximately 40% of our expected remaining 2006 fuel requirements using crude and heating oil options and swaps. Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the June 30, 2006 cost per gallon of fuel, including the effects of our fuel hedges. Based on our projected twelve month fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $95 million, compared to an estimated $52 million for 2005 measured as of June 30, 2005. See Note 10 to our unaudited condensed consolidated financial statements for additional information.

Fixed Rate Debt.    On June 30, 2006, our $425 million aggregate principal amount of convertible debt had an estimated fair value of $400 million, based on quoted market prices.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2006. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

At our annual meeting of stockholders held on May 18, 2006, our stockholders approved the election of the persons named below to our Board of Directors for a three-year term expiring in 2009 by the vote indicated below:

	For	Withheld
Dr. Kim Clark	144,674,429	3,889,562
Angela Gittens	147,311,333	1,252,658
Joel Peterson	144,979,057	3,584,934
Ann Rhoades	139,774,262	8,789,729

There were no broker non-votes on this matter. Following the meeting, the terms of office of our other directors, David Barger, David Checketts, Michael Lazarus, Neal Moszkowski, David Neeleman, and Frank Sica continued.

Additionally, at our annual meeting, our stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 by the vote indicated below:

	For	Against	Abstain
Ernst & Young LLP	146,684,408	1,454,827	424,756

There were no broker non-votes on this matter.

Item 6.    Exhibits.

Exhibits: See accompanying Exhibit Index included after the signature page of this report for a list of the exhibits filed or furnished with this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date: July 25, 2006	By:	/s/ HOLLY NELSON
Senior Vice President and Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit Number		Exhibit
10	.1+	Amendment No. 26 to Airbus A320 Purchase Agreement between AVSA, S.A.V.L. and JetBlue Airways Corporation, dated as of February 27, 2006
10	.2+	Amendment No. 27 to Airbus A320 Purchase Agreement between AVSA, S.A.V.L. and JetBlue Airways Corporation, dated as of April 25, 2006
10	.3+	Side Letter No. 20 to V2500 General Terms of Sale between IAE International Aero Engines AG and JetBlue Airways Corporation, dated July 6, 2006.
12.1		Computation of Ratio of Earnings to Fixed Charges.
31.1		Certifications Pursuant to Rule 13a-14(a)/15d-14(a), furnished herewith.
31.2		Certifications Pursuant to Rule 13a-14(a)/15d-14(a), furnished herewith.
32.1		Certification Pursuant to Section 1350, furnished herewith.

+	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the SEC pursuant to a Confidential Treatment Request filed with the SEC.