Form 10-Q
period 2006-09-30
JETBLUE AIRWAYS CORP
filed 2006-10-24
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

As of September 30, 2006, there were 175,712,310 shares of the registrant's common stock, par value $0.01, outstanding.

JetBlue Airways Corporation

FORM 10-Q

PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8	$6
Investment securities	448	478
Receivables, less allowance	81	94
Prepaid expenses and other	83	57
Total current assets	620	635
PROPERTY AND EQUIPMENT
Flight equipment	3,000	2,567
Predelivery deposits for flight equipment	284	298
	3,284	2,865
Less accumulated depreciation	234	180
	3,050	2,685
Other property and equipment	421	352
Less accumulated depreciation	86	59
	335	293
Total property and equipment	3,385	2,978
OTHER ASSETS
Purchased technology, net	35	43
Assets constructed for others	153	30
Other	236	206
Total other assets	424	279
TOTAL ASSETS	$4,429	$3,892
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$127	$99
Air traffic liability	362	243
Accrued salaries, wages and benefits	73	58
Other accrued liabilities	83	53
Short-term borrowings	52	65
Current maturities of long-term debt and capital lease	170	158
Total current liabilities	867	676
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION	2,338	2,103
DEFERRED TAXES AND OTHER LIABILITIES
Deferred taxes and other	184	172
Construction obligation	123	30
Total deferred taxes and other liabilities	307	202
STOCKHOLDERS' EQUITY
Common stock, 175,712,310 and 172,621,972 shares issued
and outstanding in 2006 and 2005, respectively	2	2
Additional paid-in capital	793	764
Retained earnings	127	145
Accumulated other comprehensive loss	(5)	—
Total stockholders' equity	917	911
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,429	$3,892

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
OPERATING REVENUES
Passenger	$589	$432	$1,631	$1,200
Other	39	21	99	55
Total operating revenues	628	453	1,730	1,255
OPERATING EXPENSES
Salaries, wages and benefits	140	108	406	312
Aircraft fuel	212	138	564	336
Landing fees and other rents	42	27	117	80
Depreciation and amortization	32	30	103	81
Aircraft rent	27	18	74	54
Sales and marketing	27	22	77	61
Maintenance materials and repairs	22	19	66	47
Other operating expenses	85	77	260	205
Total operating expenses	587	439	1,667	1,176
OPERATING INCOME	41	14	63	79
OTHER INCOME (EXPENSE)
Interest expense	(45)	(28)	(124)	(74)
Capitalized interest	7	3	19	11
Interest income and other	(2)	7	21	15
Total other income (expense)	(40)	(18)	(84)	(48)
INCOME (LOSS) BEFORE INCOME TAXES	1	(4)	(21)	31
Income tax expense (benefit)	1	(7)	(3)	9
NET INCOME (LOSS)	$—	$3	$(18)	$22
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$—	$0.02	$(0.11)	$0.14
Diluted	$—	$0.02	$(0.11)	$0.13

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(18)	$22
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Deferred income taxes (benefit)	(3)	9
Depreciation	92	71
Amortization	14	11
Stock-based compensation	16	1
Changes in certain operating assets and liabilities	112	39
Other, net	(4)	(7)
Net cash provided by operating activities	209	146
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(793)	(654)
Predelivery deposits for flight equipment	(85)	(136)
Proceeds from sale of flight equipment	62	—
Assets constructed for others	(90)	—
Purchase of held-to-maturity investments	(10)	(5)
Proceeds from maturities of held-to-maturity investments	10	13
Purchase of available-for-sale securities	(532)	(585)
Sale of available-for-sale securities	560	535
Other, net	(9)	(6)
Net cash used in investing activities	(887)	(838)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	13	11
Issuance of long-term debt	486	718
Aircraft sale and leaseback transactions	354	50
Short-term borrowings	41	40
Construction obligation	117	—
Repayment of long-term debt	(273)	(75)
Repayment of short-term borrowings	(54)	(38)
Other, net	(4)	(8)
Net cash provided by financing activities	680	698
INCREASE IN CASH AND CASH EQUIVALENTS	2	6
Cash and cash equivalents at beginning of period	6	19
Cash and cash equivalents at end of period	$8	$25

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

Stock-Based Compensation:    Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and related interpretations, or SFAS 123(R), to account for stock-based compensation using the modified prospective transition method and therefore will not restate our prior period results. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and revises guidance in SFAS 123, Accounting for Stock-Based Compensation. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to (a) unvested stock options under our 2002 Stock Incentive Plan, or 2002 Plan, and issuances under our Crewmember Stock Purchase Plan, or CSPP, outstanding as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (b) any new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. We have recorded $5 million and $16 million of stock-based compensation expense, net of estimated forfeitures, during the three and nine months ended September 30, 2006, respectively, as a result of our adoption of SFAS 123(R). See Note 2 for information on the assumptions we used to calculate the fair value of stock-based compensation.

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

SFAS 123(R) requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. For the three and nine months ended September 30, 2006, we did not record any excess tax benefit generated from option exercises.

The table below summarizes the impact on our results of operations for the three and nine months ended September 30, 2006 of outstanding stock options under our 2002 Plan and issuances under our CSPP recognized under the provisions of SFAS 123(R) (in millions, except per share data):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Stock-based compensation expense:
Issuances under crewmember stock purchase plan	$3	$11
Employee stock options	2	5
Income tax benefit	—	(2)
Decrease in net income	$5	$14
Decrease in earnings or increase in loss per common share:
Basic	$0.03	$0.08
Diluted	$0.03	$0.08

Prior to our adoption of SFAS 123(R), we presented unearned compensation as a separate component of stockholders' equity. In accordance with the provisions of SFAS 123(R), on January 1, 2006, we reclassified unearned compensation as additional paid-in capital on our balance sheet.

The following table illustrates the effect on net income and earnings per common share for the three and nine months ended September 30, 2005 as if we had applied the fair value method to measure stock-based compensation, as required under the disclosure provisions of SFAS No. 123 (in millions, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$3	$22
Add: Stock-based compensation expense included
in reported net income, net of tax	1	1
Deduct: Stock-based compensation expense determined
under the SFAS 123 fair value method, net of tax
Crewmember stock purchase plan	(3)	(7)
Employee stock options	(7)	(13)
Pro forma net income (loss)	$(6)	$3
Earnings per common share:
Basic – as reported	$0.02	$0.14
Basic – pro forma	$(0.04)	$0.02
Diluted – as reported	$0.02	$0.13
Diluted – pro forma	$(0.04)	$0.02

Note 2 — Stock-Based Compensation

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

The following table shows our assumptions used to compute the stock-based compensation expense and pro forma information for stock option grants and purchase rights under our CSPP issued during the three and nine months ended September 30, 2006 and 2005.

	Stock Options
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected term (years)	4.1-6.8	2.5-5.9	4.1-6.8	2.5-5.9
Volatility	44.9%	38.0%	44.4%	38.0%
Risk-free interest rate	4.8%	4.2%	4.8%	3.9%

	CSPP
	Nine Months Ended September 30,
	2006	2005
Expected term (years)	0.5-2.0	0.5-2.0
Volatility	44.6%	38.0%
Risk-free interest rate	5.0%	3.4%

The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2006 was $4.88 and $5.02 per option, respectively. The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2005 was $5.30 and $5.09 per option, respectively. Unrecognized stock-based compensation expense was approximately $36 million as of September 30, 2006, relating to a total of ten million unvested stock options under our 2002 Plan and purchase rights under our CSPP. We expect to recognize this stock-based compensation expense over a weighted average period of approximately three years. The total fair value of options vested during the nine months ended September 30, 2006 was approximately $2 million.

Stock Incentive Plan:    Prior to December 31, 2005, options issued under our 2002 Plan had vesting terms ranging from three to seven years. For issuances under the 2002 Plan beginning in 2006, vesting terms were revised so that options granted will now vest in equal installments over a period of three or five years. All options issued under the 2002 Plan expire 10 years from the date of grant.

The following is a summary of stock option activity for the three and nine months ended September 30, 2006:

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
		Weighted Average Exercise Price		Weighted Average Exercise Price
	Shares		Shares
Outstanding at beginning of period	32,208,768	$11.96	31,086,422	$11.52
Granted	470,050	10.44	3,699,499	10.76
Exercised	(238,765)	2.33	(2,079,913)	1.91
Forfeited	(664,625)	13.98	(930,580)	14.45
Outstanding at September 30, 2006	31,775,428	$11.97	31,775,428	$11.97

As of September 30, 2006, we had 6,268,546 shares available for future grants. The following is a summary of outstanding stock options at September 30, 2006:

	Options Outstanding				Options Vested
Range of exercise prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (millions)	Shares	Weighted Average Weighted Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (millions)
$0.33 to $8.00	6,417,840	4.4	$1.95	$47.5	6,379,970	4.4	$1.93	$47.3
$9.69 to $29.71	25,357,588	7.6	14.50	—	19,674,953	7.3	14.95	—
	31,775,428	7.0	$11.97	$47.5	26,054,923	6.6	$11.76	$47.3

The total intrinsic value, determined as of the date of exercise, of options exercised during the three months and nine months ended September 30, 2006 was $2 million and $20 million, respectively. The total intrinsic value of options exercised during the three months and nine months ended September 30, 2005 was $4 million and $13 million, respectively. We received $1 million and $4 million in cash from option exercises for the three and nine months ended September 30, 2006, respectively.

Stock Purchase Plan:    The following is a summary of CSPP share reserve activity for the nine months ended September 30, 2006:

Shares
Available for future purchases, January 1, 2006	13,706,245
Shares reserved for issuance	5,178,659
Common stock purchased	(1,010,456)
Available for future purchases, September 30, 2006	17,874,448

We received $9 million for shares issued under our CSPP during the nine months ended September 30, 2006.

Note 3 — Long-term Debt and Capital Lease Obligation

During the nine months ended September 30, 2006, we issued $294 million in fixed rate equipment notes due through 2018, which are secured by eight Airbus A320 aircraft and one

EMBRAER 190 aircraft and $69 million in floating rate equipment notes, which are secured by two Airbus A320 aircraft. We also entered into a capital lease agreement for one Airbus A320 aircraft and recorded $37 million in non-cash financing, which is payable through 2020. At September 30, 2006, the weighted average interest rate of all of our long-term debt and capital lease obligation was 6.3%, and scheduled maturities are $43 million for the remainder of 2006, $178 million in 2007, $213 million in 2008, $128 million in each of 2009 and 2010 and $1.82 billion thereafter. The weighted average interest rate of our outstanding short-term borrowings at September 30, 2006 and December 31, 2005 was 7.1% and 6.1%, respectively.

Through September 2006, we refinanced $123 million of debt associated with five owned Airbus A320 aircraft, which eliminated all financial covenants associated with our debt instruments. In September 2006, we sold two Airbus A320 aircraft for $62 million and repaid $32 million in associated debt, which resulted in a gain of $7 million that is reflected as a reduction to depreciation and amortization expense. We have an agreement to sell three additional Airbus A320 aircraft during the fourth quarter of 2006.

In June 2006, we filed an automatic shelf registration statement on Form S-3 with the SEC relating to our sale in one or more public offerings of debt securities, pass through certificates, common stock, preferred stock and/or other securities. Through September 30, 2006, we had not issued any securities under this registration statement.

Note 4 — Income Taxes

Our effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses, and is offset somewhat by state tax credits.

Note 5 — Assets Constructed for Others

In November 2005, we executed a lease agreement with the Port Authority of New York and New Jersey, or the PANYNJ, for the construction and operation of a new terminal at New York's John F. Kennedy International Airport, or JFK, which the PANYNJ will own. We have evaluated this lease and have concluded that we bear substantially all of the construction period risk, as defined in Emerging Issues Task Force Issue 97-10, The Effect of Lessee Involvement in Asset Construction. As a result, we are considered the owner of the project for financial reporting purposes only and are required to reflect an asset and liability for in-process construction related to this project on our balance sheet. In 2006, we have expended $124 million in project costs, which are reflected as Assets Constructed for Others in the accompanying condensed consolidated balance sheets. The PANYNJ is reimbursing us for the costs of constructing the project in accordance with the lease. These reimbursements totaled $117 million through September 30, 2006 and are reflected as Construction Obligation in other long-term liabilities in our condensed consolidated balance sheets.

Following the construction period, we currently do not anticipate that we will have satisfied the sale and leaseback accounting criteria outlined in SFAS No. 98, Accounting for Leases, due to our continuing involvement in the property; therefore the completed project and related liability will remain on our balance sheet and be accounted for as a financing.

Note 6 — Comprehensive Income (Loss)

Comprehensive income (loss) includes changes in the fair value and reclassifications into earnings of amounts previously deferred related to our crude oil and heating oil financial derivative instruments, which qualify for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Comprehensive loss was $7 million and $23 million for the three months and nine months ended September 30, 2006, respectively. Comprehensive loss was $1 million for the three months ended September 30, 2005 and comprehensive income was $18 million for the nine months ended September 30, 2005.

Note 7 — Earnings (Loss) Per Share

The following table shows how we computed basic and diluted earnings (loss) per common share (dollars in millions; share data in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$—	$3	$(18)	$22
Denominator:
Weighted average shares outstanding for basic earnings (loss) per share	175,569	158,041	174,538	157,313
Effect of dilutive securities:
Employee stock options	—	8,153	—	8,497
Unvested common stock	—	45	—	46
Adjusted weighted average shares outstanding and assumed conversions for diluted earnings (loss) per share	175,569	166,239	174,538	165,856

For the three and nine months ended September 30, 2006, a total of 20.8 million shares issuable upon conversion of our convertible debt were excluded from the diluted earnings (loss) per share computation since the assumed conversion would be anti-dilutive. For the three and nine months ended September 30, 2005, 20.8 million and 16.8 million shares, respectively, were excluded.

We also excluded 31.8 million and 31.7 million shares issuable upon exercise of outstanding stock options for the three and nine months ended September 30, 2006, respectively, from the diluted earnings (loss) per share computation since either their exercise price was greater than the average market price of our common stock or they were otherwise anti-dilutive. For the three and nine months ended September 30, 2005, 13.0 million and 12.3 million shares, respectively, were excluded.

Note 8 — Employee Retirement Plan

We sponsor a retirement savings 401(k) defined contribution plan and a profit sharing retirement plan, or the Plan, covering all of our employees. Our contributions expensed for the Plan for the three months ended September 30, 2006 and 2005 were $2 million and $1 million, respectively, and contributions expensed for the Plan for the nine months ended September 30, 2006 and 2005 were $7 million and $11 million, respectively.

Note 9 — Commitments

As of September 30, 2006, our firm aircraft orders consisted of 87 Airbus A320 aircraft, 80 EMBRAER 190 aircraft and 32 spare engines scheduled for delivery through 2012. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $315 million for the remainder of 2006, $1.00 billion in 2007, $1.05 billion in 2008, $1.19 billion in 2009, $1.24 billion in 2010 and $1.04 billion thereafter.

During the nine months ended September 30, 2006, we entered into sale and leaseback transactions for 14 EMBRAER 190 aircraft as well as leases for certain other facilities and equipment. We deferred $9 million in gains related to these sale and leaseback transactions, which are being recognized on a straight-line basis over their 18-year lease terms as a reduction to aircraft rent expense. Future minimum lease payments associated with these operating leases totaled $531 million at September 30, 2006. These amounts are in addition to the minimum lease payments described in Note 3 to our audited financial statements included in our 2005 Form 10-K.

Note 10 — Financial Instruments and Risk Management

The fair value of our $425 million aggregate principal amount of fixed rate convertible debt, based on quoted market prices, was $377 million and $438 million at September 30, 2006 and December 31, 2005, respectively. The fair value of our other long-term debt, which approximated its carrying value, was estimated using other fixed rate debt discounted cash flow analysis based on our current incremental borrowing rates for instruments with similar terms. The carrying values of all other financial instruments approximated their fair values.

The Company is exposed to the effect of changes in the price and availability of aircraft fuel. To manage this risk, we periodically purchase crude or heating oil option and swap contracts. The following is a summary of our derivative contracts (in millions, except as otherwise indicated):

	2006	2005
At September 30:
Fair value of derivative instruments	$(10)	$15
Longest remaining term (months)	12	3
Hedged volume (barrels, in thousands)	3,125	895

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Hedge effectiveness net gains recognized in aircraft fuel expense	$1	$14	$5	$31
Hedge ineffectiveness net gains recognized in other income (expense)	—	2	1	2
Other fuel derivative net losses recognized in other income (expense)	(11)	—	(3)	—
Percentage of actual consumption hedged	57%	44%	63%	35%

Note 11 — LiveTV

During the three and nine months ended September 30, 2006, LiveTV installed in-flight entertainment systems for other airlines on seven and 33 aircraft, respectively, bringing total installations of these systems for other airlines to 226 aircraft. Deferred profit on hardware sales and advance deposits for future hardware sales included in non-current liabilities in the accompanying condensed balance sheets was $25 million and $21 million at September 30, 2006 and December 31, 2005, respectively. Deferred profit to be recognized as income on installations completed through September 30, 2006 will be approximately $1 million for the remainder of 2006, $4 million for each of the next three years and $6 million thereafter.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Outlook

We will continue to focus on a combination of right-sizing capacity, optimizing revenue sources, introducing new revenue initiatives and reducing our costs. Thus far in 2006, we have added 13 new cities and have introduced connecting service between many of the cities we already served. Through the remainder of 2006 and into 2007 we expect to continue to diversify our route structure, with the focus remaining on short- and medium-haul markets. Right-sizing our capacity also includes the sale of five of our Airbus A320 aircraft in 2006, two of which were sold in September and the remaining three scheduled for sale in the fourth quarter. We plan to further reduce our rate of growth over the next three years through a combination of additional aircraft sales, leases, assignments and/or delivery deferrals.

Through our recent efforts to optimize our fare structure and utilize global distribution systems that attract more business travelers, we expect the year-over-year upward trend in our average fares to continue through the remainder of the year, despite the anticipated decrease in our average stage length. In addition, we are continuously looking to expand our ancillary revenue opportunities, including cargo and charter services. We are also continuing to focus on several cost-reduction initiatives. The cornerstone of these initiatives is institutionalizing a commitment to low-cost spending practices in all areas of our operations; including improving fuel efficiency, increasing the use of supply chain management and reducing the number of full-time equivalent employees per aircraft.

We expect our full-year operating capacity to increase approximately 19% to 21% over 2005 with the net addition of two new Airbus A320 aircraft and two new EMBRAER 190 aircraft to our operating fleet during the remainder of 2006. The impact of the shorter range EMBRAER 190 aircraft, which is expected to represent 5% of our total estimated 2006 operating capacity, combined with the shifting of some of our Airbus A320 aircraft away from East-West flying, will result in an expected 13% decrease in 2006 average stage length. While the shorter average stage length will result in higher unit costs, we expect the increase in unit revenues to be higher than the increase in unit costs.

Fuel costs continue to remain at high levels, even though we experienced a decrease in prices beginning in late August. We expect to incur higher fuel costs compared to the fourth quarter of 2005 as a result of higher underlying fuel prices and less price protection from hedging instruments. Assuming fuel prices of $2.00 per gallon, net of effective hedges, our cost per available seat mile for 2006 is expected to increase by 13% to 15% over 2005 and our pre-tax margin is expected to be between (1)% and 1%.

Results of Operations

The U.S. domestic airline environment continues to be extremely challenging primarily due to a weak revenue environment caused by sustained price competition and high aircraft fuel prices. Our third quarter results were further impacted by the effects of overall lower demand for domestic air travel, security concerns related to the August terrorist threat in London and Tropical Storm Ernesto. Average fares for the quarter increased 8% over 2005 to $123.41 and load factor declined 6.2 points to 80.4% from the same period of 2005.

Our on-time performance, defined by the U.S. Department of Transportation as arrivals within 14 minutes of schedule, was 74.6% in the third quarter of 2006 compared to 72.2% for the same period in 2005. Our on-time performance was affected by our commitment to operate our scheduled flights whenever possible, as reflected by our 99.6% and 99.4% completion factors in the third quarters of 2006 and 2005, respectively. The reliability of the EMBRAER 190 has improved as we gain additional experience with this new aircraft type. As a result, we plan to increase average daily utilization by maintaining fewer spare aircraft in the fourth quarter.

Three Months Ended September 30, 2006 and 2005

We reported a slight net loss, which rounded to zero, for the three months ended September 30, 2006 as compared to net income of $3 million for the three months ended

September 30, 2005. Diluted earnings per share was zero for the third quarter of 2006 and $0.02 for 2005. Our operating income for the three months ended September 30, 2006 was $41 million compared to operating income of $14 million for the same period in 2005 and our pre-tax margin was 0.2%, an increase of 1.0 point from the same period in 2005.

Our third quarter 2006 and 2005 effective tax rates differ from the statutory rate due to the non-deductibility of certain items for tax purposes and the relationship of these items to our operating results for the quarter. The impact of these non-deductible items on our full-year operating results could result in our full year 2006 effective tax rate differing significantly from that of our third quarter rate.

Operating Revenues.    Operating revenues increased 39%, or $175 million, primarily due to an increase in passenger revenues. Increased passengers resulting from a 51% increase in departures, or $45 million, and a 24% increase in yield, or $112 million, drove the increase in passenger revenues of $157 million for the three months ended September 30, 2006. Although our load factor was 6.2 points lower than that of last year, the increase in our yields has compensated for this decrease and we expect that yields for the full year will also be higher than 2005.

In August 2006, we entered into agreements with two global distribution systems, which allow our flights to be available on their online travel reservation systems. In October 2006, we entered into an agreement with an additional provider. We expect bookings through these global distribution systems to result in higher average fares, which will more than offset the increased distribution costs.

Other revenue increased 83%, or $18 million, primarily due to increased change fees of $7 million resulting from more passengers and increased adherence to related company policies, increases in the marketing component of TrueBlue point sales of $4 million, which includes $2 million of revenue recognized from an expanded co-branding agreement with American Express, LiveTV third party revenues of $2 million and charter revenues of $1 million.

Operating Expenses.    Operating expenses increased 34%, or $148 million, due primarily to an average of 33 additional aircraft in service in 2006 and a 24% increase in fuel cost per gallon. Operating capacity increased 19% to 7.54 billion available seat miles due to having 41% more average aircraft in service offset partly by the EMBRAER 190 in 2006, which has lower utilization than the Airbus A320. Average stage length decreased 18% due to shifting our capacity growth away from our East-West markets and operation of the shorter-range EMBRAER 190. Operating expenses per available seat mile increased 12% to 7.79 cents for the three months ended September 30, 2006. Had fuel prices remained at the 2005 levels, our cost per available seat mile, or CASM, would have increased by 6% to 7.32 cents. In detail, operating costs per available seat mile were (percent changes are based on unrounded numbers):

	Three Months Ended September 30,
			Percent Change
	2006	2005
	(in cents)
Operating expenses:
Salaries, wages and benefits	1.85	1.69	8.6%
Aircraft fuel	2.81	2.18	29.0%
Landing fees and other rents	.55	.43	29.2%
Depreciation and amortization	.43	.47	(8.6)%
Aircraft rent	.36	.29	25.6%
Sales and marketing	.36	.35	3.4%
Maintenance materials and repairs	.30	.31	(6.3)%
Other operating expenses	1.13	1.21	(6.4)%
Total operating expenses	7.79	6.93	12.3%

Salaries, wages and benefits increased 29%, or $32 million, due primarily to a 25% increase in average full-time equivalent employees and $4 million in non-cash stock-based compensation expense. Cost per available seat mile increased 9% as a result of increased stock-based compensation expense and lower average stage length.

Aircraft fuel expense increased 54%, or $74 million, due to 19 million more gallons of aircraft fuel consumed resulting in $33 million of additional fuel expense and, after the impact of fuel hedging, a 24% increase in average fuel cost per gallon, or $41 million. Aircraft fuel prices remain near historically high levels, with our average fuel cost per gallon at $2.12 for the third quarter of 2006 compared to $1.70 for the third quarter of 2005. Our fuel consumption per block hour decreased 6% due to utilization of the smaller EMBRAER 190 aircraft and various fuel conservation initiatives. Had fuel consumption per block hour remained constant, our fuel expense would have been higher by $14 million. Cost per available seat mile increased 29% due to the increase in fuel prices.

Landing fees and other rents increased 54%, or $15 million, due to a 51% increase in departures. Cost per available seat mile increased 29% due primarily to departures growing at a much higher rate than available seat mile and ground rents associated with our new terminal under construction at New York's John F. Kennedy International Airport, or JFK.

Depreciation and amortization increased 9%, or $2 million, due primarily to having 15 more average owned aircraft, in addition to our new seven gate temporary facility at JFK during the three months ended September 30, 2006 compared to the same period in 2005, offset by $7 million in gains on the sale of two Airbus A320 aircraft. Cost per available seat mile decreased 9% primarily due to the gain on aircraft sales.

Aircraft rent increased 50%, or $9 million, due to leasing 20 new EMBRAER 190 aircraft. Cost per available seat mile increased 26% due to a higher percentage of our aircraft fleet being leased.

Sales and marketing expense increased 23%, or $5 million, due to $4 million in higher credit card fees resulting from increased passenger revenues and $1 million in increased advertising expenses. On a cost per available seat mile basis, sales and marketing expense increased 3% primarily due to more advertising related to opening seven new cities. We currently book the majority of our reservations through a combination of our website and our own agents (79% and 20% in 2006, respectively).

Maintenance materials and repairs increased 12%, or $3 million, due to an average of 33 additional operating aircraft in 2006 compared to the same period in 2005 and a gradual aging of our fleet. Cost per available seat mile decreased 6% due primarily to fewer heavy maintenance airframe checks. Maintenance expense is expected to increase significantly as our fleet ages.

Other operating expenses increased 12%, or $8 million, primarily due to higher variable costs associated with increased capacity and number of passengers served. Cost per available seat mile decreased 6%, due primarily to our cost saving initiatives.

Other Income (Expense).    Interest expense increased 58%, or $17 million, due primarily to the debt financing of 16 additional aircraft, six flight simulators and our Orlando hangar and training facility, which resulted in $9 million in additional interest expense, and higher interest rates. Interest expense also includes the accretion in interest of $2 million related to our construction obligation for the new terminal at JFK, which was also capitalized and contributed to the $4 million increase in capitalized interest. Interest income and other decreased 131%, or $9 million through the combined effects of having a $11 million fuel hedging net loss in 2006 compared to a net gain of $2 million in 2005, which was offset by $3 million in higher interest income.

Nine Months Ended September 30, 2006 and 2005

We had a net loss of $18 million for the nine months ended September 30, 2006 compared to net income of $22 million for the nine months ended September 30, 2005. Diluted loss per share was $0.11 for the nine months ended September 30, 2006 compared to diluted earnings per share of $0.13 for the same period in 2005. Our operating income for the nine months ended September 30, 2006 was $63 million compared to $79 million for the same period in 2005 and our pre-tax margin was (1.2)%, a decrease of 3.7 points from the same period in 2005.

Operating Revenues.    Operating revenues increased 38%, or $475 million, primarily due to an increase in passenger revenues. Increased passengers resulting from a 41% increase in departures, or $198 million, and a 17% increase in yield, or $233 million, drove the increase in passenger revenues of

$431 million for the nine months ended September 30, 2006. Other revenues increased 78%, or $44 million, primarily due to increased change fees of $15 million resulting from more passengers and increased adherence to related company policies, increases in the marketing component of TrueBlue point sales of $9 million and LiveTV third party revenues of $8 million.

Operating Expenses.    Operating expenses increased 42%, or $491 million, due to an average of 29 additional aircraft in service in 2006 and a 33% increase in fuel cost per gallon. Operating capacity increased 23% to 21.32 billion available seat miles. Average stage length decreased 11% due to capacity reductions in our East-West markets and operation of the shorter-range EMBRAER 190 in 2006. Operating expenses per available seat mile increased 15% to 7.82 cents for the nine months ended September 30, 2006. Had fuel prices remained at the 2005 levels, our cost per available seat mile would have increased 7% to 7.24 cents. In detail, operating costs per available seat mile were (percent changes are based on unrounded numbers):

	Nine Months Ended September 30,		Percent Change
	2006	2005
	(in cents)
Operating expenses:
Salaries, wages and benefits	1.90	1.80	5.9%
Aircraft fuel	2.65	1.94	36.7%
Landing fees and other rents	.54	.46	18.6%
Depreciation and amortization	.49	.46	4.6%
Aircraft rent	.35	.31	11.3%
Sales and marketing	.36	.36	1.6%
Maintenance materials and repairs	.31	.27	14.0%
Other operating expenses	1.22	1.18	3.1%
Total operating expenses	7.82	6.78	15.3%

Salaries, wages and benefits increased 30%, or $94 million, due to an increase in average full-time equivalent employees of 30% and $15 million in non-cash stock-based compensation expense offset in part by recording $6 million less profit sharing in 2006 compared to 2005. Cost per available seat mile increased 6% principally as a result of stock-based compensation expense.

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which requires us to record the fair value of stock options granted under our 2002 Stock Incentive Plan and purchase rights issued under our stock purchase plan. Because we elected to use the modified prospective transition method, results for prior periods have not been restated. At September 30, 2006, there was $36 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of our equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over the remaining vesting period of five years. See Notes 1 and 2 to our condensed consolidated financial statements for more information regarding the adoption of this standard.

Aircraft fuel expense increased 68%, or $228 million, due to 57 million more gallons of aircraft fuel consumed resulting in $87 million of additional fuel expense and, after the impact of fuel hedging, a 33% increase in average fuel cost per gallon, or $141 million. Aircraft fuel prices remain at historically high levels, with our average fuel price per gallon at $2.02 compared to $1.52 for the nine months ended September 30, 2005. Our fuel consumption per block hour decreased 4% due to utilization of the more fuel efficient EMBRAER 190 aircraft and various fuel conservation initiatives. Had fuel consumption per block hour remained constant, our fuel expense would have been higher by $23 million. Cost per available seat mile increased 37% primarily due to the increase in average fuel cost per gallon.

Landing fees and other rents increased 46%, or $37 million, due to a 41% increase in departures over 2005 and higher average landing fee rates. Cost per available seat mile increased 19% primarily due to ground rents associated with our new terminal under construction at JFK.

Depreciation and amortization increased 29%, or $22 million, due primarily to having 16 more average owned aircraft during the nine months ended September 30, 2006 compared to the same period in 2005, offset by $7 million in gains on the sale of two Airbus A320 aircraft. Cost per available seat mile increased 5% as a result of our new seven gate temporary facility at JFK, hangars, training center and flight simulators.

Aircraft rent increased 37%, or $20 million, due to 20 new EMBRAER 190 aircraft leases. Cost per available seat mile increased 11% due to a higher percentage of our aircraft fleet being leased.

Sales and marketing expense increased 25%, or $16 million, due to $11 million in higher credit card fees resulting from increased passenger revenues and $4 million in increased advertising expenses. On a cost per available seat mile basis, sales and marketing expense increased by 2% due to higher credit card fees. We currently book the majority of our reservations through a combination of our website and our own agents (80% and 19% in 2006, respectively).

Maintenance materials and repairs increased 40%, or $19 million, due to 29 more average operating aircraft in 2006 compared to the same period in 2005 and a gradual aging of our fleet. Cost per available seat mile increased 14% due primarily to operating under engine and airframe parts maintenance third-party contracts in 2006, compared to expensing these repairs on a time and materials basis in the first six months of 2005 when we also benefited from one-time warranty coverage on our engines.

Other operating expenses increased 27%, or $55 million, due to higher variable costs associated with increased capacity and number of passengers served. Cost per available seat mile increased 3% due to an 11% decrease in average stage length, higher personnel costs, fuel related taxes and maintenance related to our new facilities; and as a result of more LiveTV third-party installations.

Other Income (Expense).    Interest expense increased 67%, or $50 million, due to the debt financing of 16 additional aircraft, six flight simulators and our Orlando hangar and training facility, and interest on our 3¾ % convertible debentures resulting in $26 million of additional interest expense, and higher rates, which resulted in $20 million in additional interest expense. Interest expense also includes the accretion of interest of $4 million related to our construction obligation for the new terminal at JFK, which was also capitalized and contributed to the $8 million increase in capitalized interest, along with higher interest rates.

Interest income and other increased 40%, or $6 million, primarily due higher interest rates in 2006, offset by fuel hedge losses of $2 million.

The following table sets forth our operating statistics for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Percent Change		Nine Months Ended September 30,
	2006	2005			2006	2005	Percent Change
Operating Statistics:
Revenue passengers (thousands)	4,773	3,783	26.2		13,633	10,879	25.3
Revenue passenger miles (millions)	6,062	5,484	10.5		17,522	15,043	16.5
Available seat miles (ASMs) (millions)	7,537	6,332	19.0		21,316	17,347	22.9
Load factor	80.4%	86.6%	(6.2	) pts.	82.2%	86.7%	(4.5	) pts.
Breakeven load factor(1)	79.7%	87.4%	(7.7	) pts.	83.3%	84.2%	(0.9	) pts.
Aircraft utilization (hours per day)	12.7	13.7	(6.9)		12.9	13.6	(5.2)
Average fare	$123.41	$114.08	8.2		$119.63	$110.28	8.5
Yield per passenger mile (cents)	9.72	7.87	23.5		9.31	7.97	16.7
Passenger revenue per ASM (cents)	7.82	6.82	14.7		7.65	6.92	10.6
Operating revenue per ASM (cents)	8.33	7.15	16.5		8.11	7.24	12.1
Operating expense per ASM (cents)	7.79	6.93	12.3		7.82	6.78	15.3
Operating expense per ASM, excluding fuel (cents)	4.98	4.75	4.7		5.17	4.84	6.8
Airline operating expense per ASM (cents)(1)	7.74	6.87	12.6		7.76	6.72	15.5
Departures	42,311	28,104	50.6		114,416	81,123	41.0
Average stage length (miles)	1,181	1,444	(18.2)		1,224	1,371	(10.7)
Average number of operating aircraft during period	112.0	79.2	41.5		103.4	74.8	38.2
Average fuel cost per gallon	$2.12	$1.70	24.3		$2.02	$1.52	33.3
Fuel gallons consumed (millions)	100	81	23.5		279	222	26.0
Percent of sales through jetblue.com during period	78.7%	77.7%	1.0	pts.	80.1%	77.2%	2.9	pts.
Full-time equivalent employees at period end(1)					9,223	7,452	23.8

(1)	Excludes operating expenses and employees of LiveTV, LLC which are unrelated to our airline operations.

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

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	$	CASM	$	CASM
	(dollars in millions; CASM in cents)
Operating expenses as reported	$587	7.79	1,667	7.82
Less: Reported aircraft fuel	(212)	(2.81)	(564)	(2.65)
Add: Aircraft fuel at 2005 cost per gallon	170	2.26	423	1.99
Profit sharing impact	6	0.08	18	0.08
Fuel neutral operating expenses	$551	7.32	$1,544	7.24

Liquidity and Capital Resources

At September 30, 2006, we had cash and cash equivalents of $8 million and investment securities of $448 million compared to cash and cash equivalents of $6 million and investment securities of $478 million at December 31, 2005. Cash flows from operating activities were $209 million for the nine months ended September 30, 2006 compared to $146 million for the nine months ended September 30, 2005. The increase in operating cash flows was primarily a result of the growth of our business offset by the increase in fuel price. We rely primarily on operating cash flows to provide working capital. We presently have no lines of credit other than two short-term borrowing facilities for certain aircraft predelivery deposits. At September 30, 2006, we had $52 million in borrowings outstanding under these facilities.

Investing Activities.    During the nine months ended September 30, 2006, capital expenditures related to our purchase of flight equipment included expenditures of $696 million for 24 aircraft and two spare engines, $85 million for flight equipment deposits and $30 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $67 million. Net cash provided by the purchase and sale of available-for-sale securities was $28 million. We also received $62 million in proceeds from the sale of two Airbus A320 aircraft.

During the nine months ended September 30, 2005, capital expenditures related to our purchase of flight equipment included expenditures of $482 million for 15 Airbus A320 aircraft and one spare engine, $136 million for flight equipment deposits and $55 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $117 million. Net cash used in the purchase and sale of available-for-sale securities was $50 million.

Financing Activities.    Financing activities for the nine months ended September 30, 2006 consisted of (1) the sale and leaseback over 18 years of 14 EMBRAER 190 aircraft for $354 million by a U.S. leasing institution, (2) our issuance of $294 million in 12-year fixed rate equipment notes to various European banks secured by eight Airbus A320 aircraft and one EMBRAER 190 aircraft, (3) our issuance of $69 million in floating rate equipment notes secured by two Airbus A320 aircraft to various European banks, (4) scheduled maturities of $118 million of debt, (5) the refinancing of $123 million in debt that was secured by five Airbus A320 aircraft, (6) reimbursement of construction costs incurred for the new terminal at JFK of $117 million, and (7) the repayment of $32 million of debt related to the sale of two Airbus A320 aircraft.

In June 2006, we filed an automatic shelf registration statement with the SEC relating to our sale, from time to time, in one or more public offerings of debt securities, pass through certificates, common stock, preferred stock and/or other securities. The net proceeds of any securities we sell under this registration statement may be used to fund working capital and capital expenditures, including the purchase of aircraft and construction of facilities on or near airports. Through September 30, 2006, we had not issued any securities under this registration statement.

Financing activities for the nine months ended September 30, 2005 consisted of (1) the financing of 13 Airbus A320 aircraft with $431 million in floating rate equipment notes purchased with proceeds from our November 2004 public offering of Series 2004-2 pass-through certificates, (2) the sale and leaseback over 18 years of two EMBRAER 190 aircraft for $50 million by a U.S. leasing institution, (3) the issuance of $250 million of 3¾% convertible debentures, raising net proceeds of approximately $243 million, (4) the financing of flight training devices with $36 million in secured loan proceeds from a Canadian financial institution, and (5) scheduled maturities of $75 million of debt.

Working Capital.    We had a working capital deficit of $247 million at September 30, 2006, which is customary for airlines, primarily because air traffic liability is classified as a current liability. We expect to meet our obligations as they become due through available cash, investment securities and internally generated funds, supplemented as necessary by debt and/or equity financings and proceeds from sale and leaseback transactions. We expect to generate positive working capital through our operations. However, we cannot predict whether current trends and conditions will continue or what the effect on our business might be from the extremely competitive environment we are operating in or from events that are beyond our control, such as unprecedented high fuel prices, the impact of airline bankruptcies or consolidations, U.S. military actions or acts of terrorism. We still need to obtain financing for one of our 2006 aircraft deliveries and all but five of our scheduled 2007 deliveries, as our anticipated cash flow from operations will not be adequate to cover the acquisition cost of these aircraft. Assuming that we utilize the predelivery short-term borrowing facilities available to us, we believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

Contractual Obligations

Our noncancelable contractual obligations at September 30, 2006 include the following (in millions):

	Payments due in
	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt and capital lease obligation(1)	$3,858	$84	$334	$353	$254	$245	$2,588
Lease commitments	2,153	56	213	205	182	164	1,333
Flight equipment obligations	5,825	315	1,000	1,050	1,185	1,235	1,040
Short-term borrowings	52	52	—	—	—	—	—
Financing obligations and other(2)	2,331	77	106	114	137	145	1,752
Total	$14,219	$584	$1,653	$1,722	$1,758	$1,789	$6,713

(1)	Includes actual interest and estimated interest for floating-rate debt based on September 30, 2006 rates.

(2)	Amounts include noncancelable commitments for the purchase of goods and services.

In March 2006, we fully repaid notes on two of our Airbus A320 aircraft, which resulted in the elimination of all financial covenants associated with our debt instruments. Other than the elimination of these financial covenants, there have been no material changes in the terms of our debt instruments from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources included in our 2005 Form 10-K. We are not subject to any financial covenants in any of our new debt obligations issued in 2006. We have $121 million of restricted cash pledged under standby letters of credit related to certain of our leases, $80 million of which will expire in 2007 and the remainder at the end of the related lease terms.

In November 2005, we executed a 30-year lease agreement with the Port Authority of New York and New Jersey, or the PANYNJ, for the construction and operation of a new terminal at JFK with occupancy projected in early 2009, which for financial reporting purposes only, is being accounted for as a financing obligation because we do not believe we will qualify for sale and leaseback accounting due to our continuing involvement in the property following the construction period. JetBlue has committed to rental payments under the lease, including ground rents for the new terminal site, which began on lease execution and are included as part of lease commitments in the table above. Facility rents are anticipated to commence upon the date of our beneficial occupancy of the new terminal and are included as part of financing obligations and other in the table above.

As of September 30, 2006, we operated a fleet of 94 Airbus A320 aircraft and 21 EMBRAER 190 aircraft, of which 69 were owned, 45 were leased under operating leases and one was leased under a capital lease. The average age of our fleet was 2.6 years at September 30, 2006.

As of September 30, 2006, we had on order 87 Airbus A320 aircraft and 80 EMBRAER 190 aircraft with options to acquire 50 additional Airbus A320 aircraft and 100 additional EMBRAER 190 aircraft, which are scheduled for delivery through 2016 (on a relatively even basis during each year) as follows:

	Firm(1)			Option
Year	Airbus A320	EMBRAER 190	End of Year Cumulative Total Fleet(2)	Airbus A320	EMBRAER 190	End of Year Cumulative Total Fleet(3)

Remainder of 2006	5	5	122	—	—	122
2007	12	18	152	—	—	152
2008	12	18	182	2	—	184
2009	16	18	216	4	—	222
2010	18	18	252	4	—	262
2011	18	3	273	6	15	304
2012	6	—	279	16	18	344
2013	—	—		18	18	380
2014	—	—		—	18	398
2015	—	—		—	18	416
2016	—	—		—	13	429
	87	80		50	100

(1)	The number of firm Airbus A320 and EMBRAER 190 aircraft included in the table above is likely to decrease as we plan to further reduce our growth through a combination of aircraft sales, assignments, leases, and/or delivery deferrals.

(2)	Assumes the sale of three of our existing A320 aircraft currently in revenue service expected to occur in fourth quarter of 2006.

(3)	Assumes all options are exercised.

Committed expenditures for our 167 firm aircraft and 32 spare engines include estimated amounts for contractual price escalations and predelivery deposits. We still need to obtain financing for one of our 2006 aircraft deliveries and all but five of our scheduled 2007 deliveries. Although we believe that debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot assure you that we will be able to secure financing on terms attractive to us, if at all, which may require us to modify our aircraft acquisition plans. Capital expenditures for facility improvements, spare parts and ground purchases, excluding those related to the construction of the new terminal at JFK, are expected to be up to $50 million for the remainder of 2006.

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

New Accounting Standards

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting and disclosure requirements for uncertainty in tax positions, as defined. We are currently evaluating the provisions of FIN 48, which is effective for fiscal years beginning after December 15, 2006.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy, as defined and may be required to provide additional disclosures based on that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact adoption may have on the consolidated financial statements of the Company.

Other Information

Co-Branded Business Card.    In September 2006, we expanded our co-branding relationship with American Express to include the JetBlue Business Card, which provides small business owners with automatic enrollment in the American Express OPEN Savings® program and a 5% discount on JetBlue travel, while also earning points in TrueBlue, our flight gratitude program.

Recent Awards.    In October 2006, JetBlue won the ‘‘Best Domestic Airline’’ award by Condé Nast Traveler’s 2006 Readers’ Choice Awards for the fifth consecutive year.

Forward-Looking Information.    This report contains forward-looking statements relating to future events and our future performance, including, without limitation, statements regarding financial forecasts or projections, our expectations, beliefs, intentions or future strategies, that are signified by the words ‘‘expects’’, ‘‘anticipates’’, ‘‘intends’’, ‘‘believes’’, ‘‘plans’’, or similar language. Our actual results and the timing of certain events could differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date of this report. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do. Our policy is generally to provide our expectations only twice per quarter.

Forward-looking statements involve risks, uncertainties and assumptions and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including without limitation, our extremely competitive industry; increases in fuel prices, maintenance costs and interest rates; our ability to profitably implement our growth strategy, including the integration of the EMBRAER 190 aircraft into our operations; our significant fixed obligations; our ability to attract and retain qualified personnel and maintain our culture as we grow; our reliance on high daily aircraft utilization; our dependence on the New York metropolitan market; our reliance on automated systems and technology; our being subject to potential unionization; our reliance on a limited number of suppliers; changes in or additional government regulation; and changes in our industry due to other airlines’ financial condition; and external geopolitical events and conditions.

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

Aircraft Fuel.    As of September 30, 2006, we had hedged approximately 63% of our expected remaining 2006 fuel requirements using crude and heating oil options and swaps. Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the September 30, 2006 cost per gallon of fuel. Based on our projected twelve month fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $90 million, compared to an estimated $76 million for 2005 measured as of September 30, 2005. See Note 10 to our unaudited condensed consolidated financial statements for additional information.

Fixed Rate Debt.    On September 30, 2006, our $425 million aggregate principal amount of convertible debt had an estimated fair value of $377 million, based on quoted market prices.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2006. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors.

The following is an update to Item 1A – Risk Factors contained in our 2005 Form 10-K. For additional risk factors that could cause actual results to differ materially from those anticipated, refer to the 2005 Form 10-K.

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

Due to recent record high fuel prices, increased capacity in our markets and other industry conditions, it has become increasingly difficult to fund our growth profitability. As a result, earlier this year we modified our growth plans to sell five Airbus A320 aircraft in 2006 and deferred the delivery of 12 Airbus A320 aircraft from 2007 through 2009 to 2011 and 2012. We plan to further reduce our future growth plans from previously announced levels. We cannot assure you that we will be able to profitably expand our existing markets or establish new markets in this increased competitive environment, and if we fail to do so our business could be harmed.

Item 6.    Exhibits.

Exhibits: See accompanying Exhibit Index included after the signature page of this report for a list of the exhibits filed or furnished with this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)
Date: October 24, 2006	By:	/s/ HOLLY NELSON
Senior Vice President and Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit Number		Exhibit
10	.1+	Amendment No. 28 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated as of July 6, 2006.
12.1		Computation of Ratio of Earnings to Fixed Charges.
31.1		Certifications Pursuant to Rule 13a-14(a)/15d-14(a), furnished herewith.
31.2		Certifications Pursuant to Rule 13a-14(a)/15d-14(a), furnished herewith.
32.1		Certification Pursuant to Section 1350, furnished herewith.

+	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the SEC pursuant to a Confidential Treatment Request filed with the SEC.