Form 10-K
period 2006-12-31
JETBLUE AIRWAYS CORP
filed 2007-02-14
CIK 1158463

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 000-49728

JETBLUE AIRWAYS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0617894 (I.R.S. Employer Identification No.)

118-29 Queens Boulevard
Forest Hills, New York 11375
(Address, including zip code, of registrant’s principal executive offices)

(718) 286-7900
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC
Participating Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes       No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes       No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $1,724,900,000 (based on the last reported sale price on the NASDAQ Global Select Market on that date). The number of shares outstanding of the registrant’s common stock as of January 31, 2007 was 178,176,769 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

i

FORWARD-LOOKING INFORMATION

Statements in this Form 10-K (or otherwise made by JetBlue or on JetBlue’s behalf) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which represent our management’s beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, and our expectations, beliefs, intentions or future strategies that are signified by the words ‘‘expects’’, ‘‘anticipates’’, ‘‘intends’’, ‘‘believes’’, ‘‘plans’’ or similar language. These forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from those expressed in the forward-looking statements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change prior to the end of each quarter or year. Although these expectations may change, we may not inform you if they do.

You should understand that many important factors, in addition to those discussed or incorporated by reference in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Potential factors that could affect our results include, in addition to others not described in this report, those described in Item 1A of this report under ‘‘Risks Related to JetBlue’’ and ‘‘Risks Associated with the Airline Industry.’’ In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur.

ii

ITEM 1.    BUSINESS

Overview

JetBlue Airways Corporation, or JetBlue, is a low-cost passenger airline that provides high quality customer service at low fares primarily on point-to-point routes. As of February 14, 2007, we operated a total of 502 daily flights. We focus on serving markets that have had high average fares. We currently serve 50 destinations in 21 states, Puerto Rico, Mexico and the Caribbean, with 98% of our flights having as an origin or destination one of our four focus cities: New York, Los Angeles (Long Beach/Burbank), Boston or Washington, D.C. For the year ended December 31, 2006, JetBlue was the 8th largest passenger carrier in the United States based on revenue passenger miles.

We had a net loss of $1 million and $20 million for the years ended December 31, 2006 and 2005, respectively. We generated operating margins of 5.4% in 2006 and 2.8% in 2005, which were the third and second highest operating margins, respectfully, among all traditional network and low-cost major U.S. airlines. Although this was our second consecutive year of losses, which resulted primarily from continued record high fuel prices, during 2006 we introduced initiatives to reduce fuel consumption through more fuel efficient operating practices, renewed our focus on low-cost carrier spending habits and implemented more efficient staffing in all aspects of our business. We also modified our revenue management practices to price our inventory to achieve a higher yield while relinquishing some of our load factor (the percentage of aircraft seating capacity actually utilized). As a result, our load factor decreased 3.6 points to 81.6% during 2006, which was still higher than all but two of the major U.S. airlines, whose weighted average load factor was 79.2%. In 2006, we attained the highest completion factor and fewest incidents of delayed, mishandled or lost bags among all major U.S. airlines. We are committed to operating our scheduled flights whenever possible; however, this commitment to customer service, along with operating at three of the most congested and delay-prone domestic airports, contributed to a 72.9% on-time performance in 2006, which was lower than all but one major U.S. airline.

As a result of our low costs, we are able to offer low fares designed to stimulate demand in our markets, which we have demonstrated through our ability to increase passenger traffic in the markets we serve. The efficient scheduling and operation of our aircraft and low distribution costs contribute to our low operating costs. We have a flexible workforce that strives to offer high quality customer service, while at the same time operating efficiently. We offer our customers a high quality product, including new aircraft, roomy leather seats, reliable operating performance, 36 channels of free LiveTV (a satellite TV service with programming provided by DIRECTV®), movie selections from FOX InFlight at every seat and 100 channels of free XM Satellite Radio. We are scheduled to add 80 new Airbus A320 aircraft and 78 EMBRAER 190 aircraft to our current operating fleet of 98 Airbus A320 and 23 EMBRAER 190 aircraft by the end of 2014.

JetBlue was incorporated in Delaware in August 1998 and commenced service in February 2000. Our principal executive offices are located at 118-29 Queens Boulevard, Forest Hills, New York 11375 and our telephone number is (718) 286-7900. Our filings with the Securities and Exchange Commission, or the SEC, are accessible free of charge at our website http://investor.jetblue.com. Information contained on our website is not incorporated by reference in this report. As used in this Form 10-K, the terms ‘‘JetBlue’’, ‘‘we’’, ‘‘us’’, ‘‘our’’ and similar terms refer to JetBlue Airways Corporation and its subsidiaries, unless the context indicates otherwise.

Our Strategy

Our goal is to establish JetBlue as a high quality, low-fare, low-cost passenger airline. We intend to maintain a growth plan that takes advantage of our competitive strengths. The key elements of our strategy are:

Stimulate Demand with Low Fares.    Our low fares are designed to stimulate demand, particularly from fare-conscious leisure and business travelers who might otherwise have used alternative forms of transportation or would not have traveled at all. We are using our new 100-seat EMBRAER 190 aircraft, for which we were the launch customer in 2005, to stimulate demand in many mid-sized markets and to further increase the frequency of flights on our existing routes.

In considering new markets, we focus on those that have high average fares. In this process, we analyze publicly available data from the U.S. Department of Transportation, or DOT, showing the historical number of passengers, capacity and average fares over time. Using this data, combined with our knowledge and experience about how comparable markets have reacted in the past when prices were increased or decreased, we forecast the level of demand in a particular market expected to result from the introduction of our service and lower prices, as well as the anticipated response of existing airlines in that market.

Commitment to Low Costs.    Our low costs have allowed us to offer fares low enough to stimulate new demand and to attract customers away from higher-priced competitors. We expect to continue to aggressively control costs and maintain our focus on low-cost carrier spending habits.

Offer High Quality Service and Product.    We believe that a key element of our current and long-term success is that, in addition to offering low fares, we offer customers a better alternative for air travel. Onboard JetBlue, customers enjoy a distinctive flying experience, which we refer to as the ‘‘JetBlue Experience’’, that includes friendly, customer service-oriented employees, new aircraft, roomy leather seats with 36 channels of free LiveTV, 100 channels of free XM satellite radio and movie channel offerings from FOX InFlight. Our onboard offerings include generous brand name snacks, premium beverages and specially designed products for our overnight flights. Based on customer feedback, we believe that the JetBlue Experience is an important reason why our customers choose us over other airlines.

We strive to communicate openly and honestly with customers about delays, especially when weather or mechanical problems disrupt service. We do not cancel flights, unless absolutely necessary, in order to fulfill our commitment of getting customers to their destination even if it means getting them there late. In 2006, we completed 99.6% of our scheduled flights, the highest percentage of any major airline. Unlike most other airlines, we have a policy of not overbooking our flights.

All of our aircraft are equipped with leather seats in a comfortable single class layout. The Airbus A320 aircraft has a wider cabin than both the Boeing 737 and 757, two comparable types of aircraft operated by many of our competitors. The EMBRAER 190 aircraft has 100 seats that are wider than those currently in use in our Airbus A320 aircraft, arranged in a two-by-two seating configuration with either 32 or 33 inches between rows of seats. We continually search for ways to improve our product. In an effort to increase customer comfort, in January 2007, we began to remove one row of seats from our Airbus A320 aircraft, which will reduce the total number of seats to 150 from 156. The reconfigured cabin will have at least 36 inches between rows 1-11 and at least 34 inches between rows 12-25, providing the most legroom in coach of all U.S. airlines. We are also upgrading the LiveTV entertainment on our Airbus A320 aircraft to include larger 6.8-inch television screens and adding 100 channels of XM Satellite Radio.

Grow Our Presence in New York City and Expand Our Network.    Since our inception, we have focused our primary operations in New York City, the nation’s largest travel market. We are the largest airline at New York’s John F. Kennedy International Airport, or JFK, as measured by passengers and, by the end of 2006, our domestic operations at JFK were almost equal to those of all the other airlines combined. We believe that by building our operations in the nation’s largest travel market, more market opportunities will become available to us than if we focused our operations elsewhere. Although an increase in connecting traffic is a byproduct of our growing flight concentration at JFK and at our other focus cities, 87% of our passengers and 91% of our passenger revenue in 2006 resulted from point-to-point travel. We also intend to grow our network by increasing the number of flights in select markets we currently serve by adding new routes between cities already in our system and extending service to new markets.

Operate new and efficient aircraft.    We maintain a fleet consisting of only two types of aircraft, the Airbus A320 and the EMBRAER 190, which, with an average age of only 2.6 years, is the newest fleet of any major U.S. airline. We believe that operating a newer fleet, which employs the latest technologies, results in our aircraft being more efficient and dependable than older aircraft. We have the best dispatch reliability of all U.S major Airbus A320 aircraft operators.

Our Competitive Strengths

Low Operating Costs.    For the year ended December 31, 2006, our cost per available seat mile, excluding fuel, of 5.19 cents was lower than all of the other major U.S. airlines. Some of the factors that contribute to our low unit costs are:

•	High aircraft utilization. By scheduling and operating our aircraft efficiently, we are able to spread our fixed costs over a greater number of flights and available seat miles. For the year ended December 31, 2006, our aircraft operated an average 12.7 hours per day, which we believe was higher than that of any other major U.S. airline. We operate a number of ‘‘red eye’’ flights, which enable a portion of our fleet to remain productive through the night. Our efficient airport operations allow us to schedule our aircraft with minimum ground time.

•	Low distribution costs. Our distribution costs are low for several reasons. We utilize only electronic tickets, which saves paper, postage, employee time and back-office processing expense. For the year ended December 31, 2006, 79% of our sales were booked on www.jetblue.com, our least expensive form of distribution, while 19% were booked through our agents.

•	Productive workforce. Our employee efficiency results from fewer unproductive labor work rules, effective use of part-time employees and the use of labor-saving technology. For example, most of our reservation sales agents work from their homes, providing better scheduling flexibility and allowing employees to customize their desired schedules. By the end of February 2007, with the removal of one row of seats from our Airbus A320 aircraft, we will be able to reduce the number of onboard flight attendants from four to three. We are continually looking for ways to make our workforce more efficient through the use of technology without compromising our commitment to customer service.

•	Only two aircraft types. Operating a limited number of aircraft types leads to increased cost savings as maintenance issues are simplified, spare parts inventory requirements are reduced, scheduling is more simplified and training costs are lower. We also believe our newer aircraft are more fuel efficient than older aircraft operated by many other airlines.

Strong Brand.    We believe that we have created a widely recognized brand that distinguishes us from our competitors and identifies us as a safe, reliable, low-fare airline focused on customer service and providing a high quality travel experience. Similarly, we believe that customer awareness of our brand has contributed to our ability to leverage our brand preference in marketing efforts and positions us to be a preferred marketing partner with companies across many different industries. In 2006, we were voted the best domestic airline in the Conde Nast Traveler’s Readers’ Choice Awards for the fifth consecutive year and were rated the ‘‘World’s Best Domestic Airline’’ by readers of Travel + Leisure Magazine. In 2006, we also earned the ‘‘Passenger Service Award’’ from Air Transport World.

Strength of Our People.    We believe that we have developed a strong and vibrant service-oriented company culture built around our five key values: safety, caring, integrity, fun and passion. Our success depends on our ability to continue hiring and retaining people who are friendly, helpful, team-oriented and committed to delivering the JetBlue Experience to our customers. Our culture is reinforced through an extensive orientation program for our new employees that emphasizes the importance of customer service, productivity and cost control. We also provide extensive training for our employees, including a leadership program and other training that emphasizes the importance of safety.

Our leadership team has extensive and diverse airline industry experience. During 2006, we made changes to our leadership team that we believe have positioned us to increase revenues while reducing costs and enhancing the JetBlue Experience for our customers. Our leadership team strives to communicate on a regular basis with all JetBlue employees, keeping them informed about JetBlue events and soliciting feedback for ways to improve our service, teamwork and employees’ work environment.

Well-Positioned in New York Metropolitan Area, the Nation’s Largest Travel Market.    Our primary base of operations is JFK, which provides us access to a market of over 21 million potential customers in the New York metropolitan area and approximately seven million potential customers within 15 miles of the airport. JFK is the largest airport in the New York metropolitan area, based on passengers served, and is the only airport in the New York metropolitan area with the real estate to provide for significant expansion potential. JFK’s infrastructure includes four runways, large facilities and a direct light-rail connection to the New York City subway system and Long Island Rail Road. Because of JFK’s capacity to support future growth, in November 2005, we entered into a 30-year lease for the construction and operation of a new terminal at JFK, which, when completed in late 2008, will enable us to significantly increase the number of flights we offer.

In addition, our location at JFK has allowed us to provide reliable service to our customers. Historically, JFK generally only experienced congestion from the late afternoon to the early evening when international traffic and the domestic traffic that feeds it were at their peak. Accordingly, we schedule approximately two-thirds of our JFK flights outside of this traditionally congested period. However, as a result of an increase in total departures and various construction activities, JFK has become increasingly busy throughout the entire day. We are working actively with the Port Authority of New York and New Jersey, or PANYNJ, and the Federal Aviation Administration, or FAA, on solutions to ease this congestion.

We also serve Newark’s Liberty International Airport and New York’s LaGuardia Airport and, in December 2006, we expanded our New York operations with the addition of service from Newburgh’s Stewart International Airport. In March 2007, we plan to commence service from Westchester County Airport in White Plains, New York.

Our Industry

The passenger airline industry in the United States has traditionally been dominated by the major U.S. airlines, the largest of which are American Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines, Southwest Airlines, United Air Lines and US Airways. The DOT defines the major U.S. airlines as those airlines with annual revenues of over $1 billion. Currently, there are 16 major passenger airlines. These airlines offer scheduled flights to most large cities within the United States and abroad and also serve numerous smaller cities. The seven largest major U.S. airlines, other than Southwest, have adopted the traditional ‘‘hub and spoke’’ network route system, or traditional network. This type of system concentrates most of an airline’s operations at a limited number of hub cities, serving the majority of other destinations in the system by providing one-stop or connecting service through the hub.

Regional airlines, such as SkyWest Airlines and Mesa Airlines, typically operate smaller aircraft on lower-volume routes than do traditional network airlines. In contrast to low-cost airlines, regional airlines generally do not try to establish an independent route system. Rather, regional airlines typically enter into relationships with one or more traditional network airlines under which the regional airline agrees to use its smaller aircraft to carry passengers booked and ticketed by the traditional network airline between their hubs and a smaller outlying city. There are currently five regional major U.S. airlines.

Low-cost airlines largely developed in the wake of deregulation of the U.S. airline industry in 1978, which permitted competition on many routes for the first time. Southwest Airlines pioneered the low-cost model, which enabled them to offer fares that were significantly lower than those charged by traditional network airlines. Including JetBlue, there are currently four low-cost major U.S. airlines.

Following the September 11, 2001 terrorist attacks, low-cost airlines were able to fill a significant capacity void left by traditional network airline capacity reductions. Lower fares and increased low-cost airline capacity created an unprofitable operating environment for the traditional network airlines. Since 2001, the majority of traditional network airlines have undergone significant financial restructuring, including bankruptcies, mergers and consolidations. These restructurings have allowed them to reduce labor costs, restructure debt, terminate pension plans and generally reduce their cost structure, increase workforce flexibility and provide innovative offerings similar to those of the low-cost airlines, while still maintaining their expansive route networks, alliances and frequent flier programs. Although our costs remain lower than those of our largest competitors, the gap between low-cost airlines and traditional network airlines has diminished.

Competition

The airline industry is highly competitive. Airline profits are sensitive to even slight changes in fuel costs, average fare levels and passenger demand. Passenger demand and fare levels historically have been influenced by, among other things, the general state of the economy, international events, industry capacity and pricing actions taken by other airlines. The principal competitive factors in the airline industry are fare pricing, customer service, routes served, flight schedules, types of aircraft, safety record and reputation, code-sharing relationships, capacity, in-flight entertainment systems and frequent flyer programs. In addition, the migration of fare-conscious travelers away from traditional network airlines and their deteriorating market share has forced some of these airlines to undertake broad cost-cutting measures and to reevaluate their basic business models.

Our competitors and potential competitors include traditional network airlines, low-cost airlines, regional airlines and new entrant airlines. Seven of the other major U.S. airlines are generally larger, have greater financial resources and serve more routes than we do. Our competitors also use some of the same advanced technologies that we do, such as ticketless travel, laptop computers in the cockpit and website bookings. Since deregulation of the airline industry in 1978, there has been consolidation in the domestic airline industry. In 2005 and 2006, the U.S. airline industry experienced further consolidation and there were reports of other potential consolidation in the fourth quarter of 2006. Further industry consolidations or restructurings could result in our competitors having a more rationalized route structure and lower operating costs, which could enable them to compete more aggressively.

Price competition occurs through price discounting, fare matching, increased capacity, targeted sale promotions and frequent flyer travel initiatives, all of which are usually matched by other airlines in order to maintain their share of passenger traffic. A relatively small change in pricing or in passenger traffic could have a disproportionate effect on an airline’s operating and financial results. Our ability to meet this price competition depends on, among other things, our ability to operate at costs equal to or lower than our competitors. All other factors being equal, we believe customers often prefer JetBlue and the JetBlue Experience.

During 2006, most traditional network airlines increased capacity on their international routes and decreased domestic capacity. During the same period, some of our competitors, notably Delta Air Lines and its discontinued low-fare operation, Song, shifted some of their domestic capacity out of markets where they had competed directly with us. These developments, in conjunction with our shift of capacity from transcontinental flights to short- and medium-haul routes, resulted in our achieving higher yields on our flights. Although we experienced improved yields in 2006, we anticipate the extremely competitive nature of the industry to continue.

Airlines also frequently participate in marketing alliances, which generally provide for code-sharing, frequent flyer program reciprocity, coordinated flight schedules that provide for convenient connections and other joint marketing activities. These alliances also permit an airline to market flights operated by other alliance airlines as its own. The benefits of broad networks offered to customers could attract more customers to these networks. We do not currently participate in any marketing alliances, interline or offer joint fares with other airlines, nor do we have any commuter feeder relationships, other than our recent announcement to partner with Cape Air, an airline that serves destinations out of Boston and San Juan, Puerto Rico. We plan to pursue other alliances with international airlines to leverage our presence at JFK.

Route Network

Our operations primarily consist of transporting passengers on our aircraft, with domestic U.S. operations, including Puerto Rico, accounting for 97.1% of our capacity in 2006. The distribution of our available seat miles, or capacity, by region is:

	Year Ended December 31,
Capacity Distribution	2006	2005	2004
East Coast—Western U.S.	51.7%	55.1%	55.1%
Northeast—Florida	31.8	33.5	32.7
Medium—haul	1.3	1.1	1.2
Short—haul	6.6	3.9	4.5
Caribbean, including Puerto Rico	8.6	6.4	6.5
Total	100.0%	100.0%	100.0%

We currently provide service to 50 destinations in 21 states, Puerto Rico, Mexico and the Caribbean. We began service to 17 new destinations since December 31, 2005, as set forth in the following table:

Destination	Service Commenced
Austin, Texas	January 2006
Richmond, Virginia	March 2006
Hamilton, Bermuda	May 2006
Portland, Maine	May 2006
Jacksonville, Florida	June 2006
Pittsburgh, Pennsylvania	June 2006
Charlotte, North Carolina	July 2006
Raleigh-Durham, North Carolina	July 2006
Nashville, Tennessee	August 2006
Houston, Texas	September 2006
Oranjestad, Aruba	September 2006
Sarasota Bradenton, Florida	September 2006
Tucson, Arizona	September 2006
Columbus, Ohio	October 2006
Cancun, Mexico	November 2006
Newburgh, New York	December 2006
Chicago, Illinois	January 2007

In March 2007, we plan to commence service from Westchester County Airport in White Plains, New York to Florida and, in May 2007, we plan to commence service from JFK to San Francisco International Airport. We are JFK’s largest airline based on total passengers carried and we are the leading carrier in number of flights flown per day between the New York metropolitan area and Florida.

High Quality Customer Service

We devote a great deal of time and attention to hiring employees who will treat customers in a friendly and respectful manner. The importance of providing caring customer service is emphasized in training. In addition, our policies and procedures are designed to be customer-friendly and include:

•	all seats are pre-assigned;

•	all travel is ticketless, using electronic tickets;

•	our policy is not to overbook flights;

•	fares are based on one-way travel;

•	no Saturday night stay is required; and

•	change fees are only $30 per passenger ($25 if done through our website) compared with the $50 to $100 usually charged by other major U.S. airlines.

Our customer commitment is also demonstrated by our reliable operational performance. For the year ended December 31, 2006, based on our data compared to the other major U.S. airlines:

•	because we have a policy of not overbooking our flights, we had virtually no incidences of passenger denied boarding and, therefore, led the industry in this DOT metric;

•	our completion factor of 99.6% was the highest as compared to other major U.S. airlines, which had an average completion factor of 98.3%, according to the DOT. We are committed to operating flights whenever possible and not canceling; however, our commitment to customer service, along with operating at three of the most congested and delay-prone airports in the U.S. (Newark, LaGuardia and JFK), has affected our on-time performance, which at 72.9% was lower than all but one major U.S. airline;

•	our incidence of delayed, mishandled or lost bags of 4.09 per 1,000 customers was the lowest as compared to other major U.S. airlines, which had an average of 6.86 delayed, mishandled or lost bags per 1,000 customers, according to the DOT; and

•	our rate of customer complaints to the DOT per 100,000 passengers of 0.40 was the third lowest as compared to the other major U.S. airlines, which had an average of 0.88 complaints, according to the DOT.

Safety and Security

We are dedicated to ensuring the safety and security of our customers and employees. We have taken numerous measures, voluntarily and as required by regulatory authorities, to increase both the safety and security of our operations.

Our ongoing focus on safety relies on hiring the best people, training them to applicable standards, and providing them with the most advanced tools and equipment. Safety in the workplace targets five areas of our operation: flight operations, maintenance, inflight, dispatch and customer service. We continue to expand our participation in voluntary programs in partnership with the FAA, including Aviation Safety Action Programs and Flight Operational Quality Assurance data gathering. These voluntary programs are the result of FAA-sponsored initiatives to raise safety performance through awareness of safety trends in the workplace. We also equip our entire Airbus A320 fleet with the Emergency Vision Assurance system, or EVAS, which provides our flight crews with the ability to see critical flight instruments should the cockpit fill with smoke. Further, we emphasize both occupational and environmental safety across our network. Since introducing enhanced physical abilities testing for those work groups at greatest risk of ergonomic injuries, we have seen significant year-over-year decreases in lost-work injuries. Additionally, JetBlue has joined with other airlines and the Occupational Safety and Health Administration in voluntary partnerships that are focused on reducing ergonomics injuries and improving airport ramp safety.

The Aviation and Transportation Security Act, or the Aviation Security Act, was enacted in November 2001 and federalized substantially all aspects of civil aviation security and required, among other things, the creation of the Transportation Security Administration, or the TSA, to oversee all aviation security, and the implementation of certain security measures by airlines and airports, such as the requirement that all passenger bags be screened for explosives. Funding for airline and airport security under the law is primarily provided by a $2.50 per enplanement ticket tax, with authority granted to the TSA to impose additional fees on the air carriers if necessary to cover additional federal aviation security costs. Since 2002, the TSA has imposed an Aviation Security Infrastructure Fee on all airlines to assist in the cost of providing aviation security. The fees assessed are based on airlines’ actual 2000 security costs. The TSA has announced that this fee structure will remain in place until further notice.

We have voluntarily implemented additional security measures, including the installation of four cabin security cameras on each aircraft with a live video feed to the cockpit crew and a 24-hour security operations desk, which assesses and manages threats, records and monitors suspicious activity within the JetBlue operating system, and serves as a prime communication channel between us and our law enforcement and aviation security business partners. In addition to these voluntary measures, we have complied with all new TSA security requirements.

Marketing and Distribution

Our marketing objectives are to attract new customers to our brand and give our customers reasons to come back to us again and again. Our key value proposition and marketing message is that low fares and quality air travel need not be mutually exclusive. Our low fares, high quality product and outstanding customer service create the overall JetBlue Experience that we believe is unique in the domestic airline industry.

We market our services through advertising and promotions in newspapers, magazines, television, radio, through the internet, outdoor billboards, and through targeted public relations and promotions. We engage in large multi-market programs, as well as many local events and sponsorships and mobile marketing programs. Our targeted public and community relations efforts promote brand awareness and complement our strong word-of-mouth channel.

Our primary distribution strategy is to have our customers purchase their flights direct to ensure they get as pleasant an experience booking their travel as they do in the air. The percentage of our total sales booked on our website averaged 79% for the year ended December 31, 2006. Our second largest distribution channel is our agents who accounted for 19% of our sales. The remaining 2% of our sales in 2006 were booked through global distribution systems, or GDSs. Our re-entry into GDSs in 2006 has supported our growth in the corporate market and bookings through these channels have resulted in higher average fares, offsetting the increased distribution costs. As a result, we now participate in all four major GDSs. In addition, we began participating on a test basis in Travelocity, a major online travel agency. We continue to evaluate opportunities to broaden our distribution channels based on cost and yield. Our distribution mix creates significant cost savings and enables us to continue to build loyalty through increased customer interaction.

We sell vacation packages through JetBlue Getaways, a one-stop, value-priced vacation website designed to meet customers’ demand for self-directed packaged travel planning. Getaways packages offer competitive fares for air travel on JetBlue, a selection of JetBlue-recommended hotels and resorts, car rentals and attractions. In January 2007, we introduced JetBlue Cruises, which offers customers the ability to purchase cruises through our website, with or without the purchase of a JetBlue flight.

In November 2006, we began offering the JetBlue Gift Card, which has no expiration date and may be used toward the purchase of air-only travel to any of the destinations JetBlue serves. JetBlue Gift Cards are available for purchase in denominations from $10 to $1,000 online at www.jetblue.com and in select retail locations nationwide in $50 or $100 denominations.

Customer Loyalty Program

JetBlue’s customer loyalty program, TrueBlue, is an online program designed to reward and recognize our most loyal customers. The program offers incentives to increase travel on JetBlue and provides our customers with additional services. TrueBlue members earn points for each one-way trip flown based on the length of the trip. Points are accumulated in an account for each member and expire after twelve months. A free round trip award to any JetBlue destination is earned after attaining 100 points within a consecutive twelve-month period. Awards are automatically generated and are valid for one year. We now have over four million TrueBlue members, which we expect will continue to grow.

The number of estimated travel awards outstanding at December 31, 2006 was approximately 188,000 awards and includes an estimate for partially earned awards. The number of travel awards used on JetBlue during 2006 was approximately 153,000, which represented 2% of our total revenue passenger miles. Due to the structure of the program and low level of redemptions as a percentage of total travel, the displacement of revenue passengers by passengers using TrueBlue awards has been minimal to date.

We have an agreement with American Express, under which it issues co-branded credit cards allowing cardmembers to earn points in TrueBlue. In September 2006, we expanded our offerings with American Express to include the JetBlue Business Card, which provides small business owners with a 5% discount on JetBlue travel and automatic enrollment in the American Express OPEN Savings® program. In addition, small business owners with any American Express OPEN small business card will receive a 3% discount on JetBlue travel. Every time cardmembers holding either a JetBlue Card or a JetBlue Business Card from American Express earn the equivalent of one TrueBlue point or purchase travel on JetBlue before their points expire, all the points in their TrueBlue account are extended for another 12 months. We also have an agreement with American Express allowing its cardholders to convert their Membership Reward points into JetBlue TrueBlue points. We intend to pursue other marketing partnerships in the future.

Pricing

Our low cost structure allows us to offer simplified, everyday low fares to our customers. We offer a range of fares, including 14-day, 7-day and 3-day advance purchase fares and day-of-flight, or walk-up, fares in each of our markets. Our fares increase as the number of days prior to travel decreases, with our highest walk-up fare generally at approximately three times the amount of our lowest 14-day advance purchase fare. In addition to our regular fare structure, we frequently offer sale fares with shorter advance purchase requirements in most of the markets we serve and match the sale fares offered by other airlines. We are committed to offering our customers lower fares, especially with respect to our walk-up fares, than those of our competitors. We believe the difference between our lowest and highest fare for a given flight is significantly smaller than our competitors.

All of our fares are one-way and never require an overnight stay. Our fares must be purchased at the time of reservation and are non-refundable, but any booking can be changed or cancelled prior to departure for a nominal fee. Based on published fares at our time of entry, our advance purchase fares have been 50% to 60% below those existing in markets prior to our entry, while our walk-up fares have generally been up to 60% to 70% below other major U.S. airlines’ unrestricted ‘‘full coach’’ fares.

Revenue Management

Revenue management is a process that helps enable us to maximize passenger revenues by flight, by market and across our entire network. Our revenue management team strives to increase our overall average fare through optimizing our fare mix while continuing to provide our customers with low fares and, in certain markets, by using our network to maximize connecting opportunities.

We determine the number of seats offered at each fare through a continual process of forecasting, optimization and competitive analysis. Generally, in established markets we use past booking history and seasonal trends to forecast anticipated demand. We combine these historical forecasts with current bookings, upcoming events, competitive pressures and other pertinent factors to establish a mix of fares that is designed to maximize revenue. This ability to adjust seat allocations based on fluctuating demand patterns allows us to balance loads and capture more revenue from existing capacity. During 2006, we modified our revenue management practices to price our inventory to achieve a higher yield while relinquishing some of our load factor. While we continue to provide our customers with competitive fares, particularly in light of recent reductions in domestic capacity across the industry, our yield for the year ended December 31, 2006 increased 19% compared to 2005, primarily as a result of our efforts at fare optimization.

People

We believe that one of the factors differentiating us from our competitors is the high quality service provided to our customers by our employees, whom we refer to as crewmembers. Experience indicates that our customers return not only because we offer low fares, but also because we provide them with a more enjoyable air travel experience. Hiring the best people and treating them as we expect our customers to be treated are essential to achieving this goal.

We believe that we carefully select, train and maintain a flexible and diverse workforce of caring, passionate, fun and friendly people who want to provide our customers with the best flying experience possible. Our hiring process is rigorous and includes behavioral interviews and peer assessments. We assist our employees by offering them flexible work hours, initial paid training, a uniform allowance and benefits. We also provide extensive training for our pilots, flight attendants, technicians, airport agents, dispatchers and reservation agents which emphasizes the importance of safety. We provide leadership training for all supervisors and managers, with the active participation of our senior management, to help ensure that we have the right leaders in place across our organization to maintain our unique company culture and commitment to our customers. Effective and frequent communication throughout the organization is fostered through periodic employee satisfaction surveys, a quarterly magazine, active leadership participation in new hire orientations and monthly open meetings, called ‘‘pocket sessions’’, which are videotaped and posted on our intranet.

An important part of our business plan is to reward our employees by providing them with the ability to align their personal successes with those of JetBlue. Our compensation packages include competitive salaries, wages and benefits, profit sharing and an employee stock purchase plan. In addition, a significant number of our employees, including FAA-licensed employees, participate in our stock option plan. We review our compensation packages on a regular basis in an effort to ensure that we remain competitive and are able to hire and retain the best people possible.

We enter into individual employment agreements with each of our FAA-licensed employees, which consist of pilots, dispatchers and technicians. Each employment agreement is for a term of five years and automatically renews for an additional five-year term unless either the employee or we elect not to renew it by giving notice before the end of the relevant term. Pursuant to these agreements, these employees can only be terminated for cause. In the event of a downturn in our business that would require a reduction in work hours, we are obligated to pay these employees a guaranteed level of income and to continue their benefits. In addition, in the event we are sold to or consolidate with another company, we must request that the successor company place these employees on a preferential hiring list. If such employees are not hired by the successor company, in some cases they will be entitled to a severance payment of up to one year’s salary.

None of our employees are currently unionized. In May 2006, the International Association of Machinists and Aerospace Workers, filed a petition with the National Mediation Board, or NMB, seeking to represent our ground operations, provisioning and related-position employees. In July 2006, the NMB dismissed the petition because the minimum number of employees in the targeted group did not support holding an election. We believe that a direct relationship with JetBlue leadership, and not third-party representation, is in the best interests of our employees.

Our full-time equivalent employees at December 31, 2006 consisted of 1,545 pilots, 2,082 flight attendants, 2,546 airport operations personnel, 426 technicians, whom others refer to as mechanics,

736 reservation agents, and 2,180 management and other personnel. At December 31, 2006, we employed 8,393 full-time and 2,231 part-time employees.

Maintenance

We have an FAA-approved maintenance program, which is administered by our technical operations department. Consistent with our core value of safety, we hire qualified maintenance personnel, provide them with comprehensive training and maintain our aircraft and associated maintenance records in accordance with FAA regulations.

The maintenance performed on our aircraft can be divided into three general categories: line maintenance, maintenance checks, and component overhaul and repair. Line maintenance consists of routine daily and weekly scheduled maintenance checks on our aircraft, including pre-flight, daily, weekly and overnight checks, and any diagnostics and routine repairs. Although the majority of our line maintenance is performed by our own technicians, we also subcontract our line maintenance to third-party organizations.

Maintenance checks consist of more complex inspections and servicing of the aircraft that cannot be accomplished during an overnight visit. These checks occur at least every 15 months and can range in duration from a few days to approximately a month, depending on the magnitude of the work prescribed in the particular check. We use Air Canada and TACA, in El Salvador, to perform our maintenance checks under the oversight of our personnel. In addition, in December 2006, we entered into an agreement with Empire Aero Center in Rome, New York to provide heavy maintenance support for up to 12 Airbus A320 aircraft in 2007.

Component overhaul and repair involves sending engines and certain parts, such as landing gear and avionics, to third party FAA-approved maintenance repair stations for repair or overhaul. We have a ten-year service agreement with MTU Maintenance Hannover GmbH for the scheduled and unscheduled repair of our Airbus A320 aircraft engines. We also have separate long-term arrangements with other service providers for various airframe component repairs.

Aircraft Fuel

In 2006, fuel costs continued to be our largest operating expense due to high average fuel prices. Fuel prices and availability are subject to wide price fluctuations based on geopolitical factors and supply and demand that we can neither control nor accurately predict. We use a third party fuel management service to procure our fuel. Our fuel consumption and costs were:

	Year Ended December 31,
	2006	2005	2004
Gallons consumed (millions)	377	303	241
Total cost (millions)	$752	$488	$255
Average price per gallon	$1.99	$1.61	$1.06
Percent of operating expenses	33.6%	29.5%	22.1%

Total cost and average price per gallon each include fuel hedging gains (losses) and exclude taxes and fueling services.

We have a fuel hedging program under which we enter into crude and heating oil option contracts and swap agreements to ensure we achieve a minimum targeted hedge position of approximately 30% of our expected consumption for the next twelve months at any given time to partially protect against significant increases in fuel prices. At December 31, 2006, we had hedged approximately 38% of our projected 2007 fuel requirements.

LiveTV, LLC

LiveTV, LLC, a wholly owned subsidiary of JetBlue, provides in-flight entertainment systems for commercial aircraft. LiveTV’s assets include certain tangible equipment installed on its customers’ aircraft, spare parts in inventory, an air-to-ground spectrum license granted by the Federal

Communications Commission, or FCC, and rights to all the patents and intellectual property used for live in-seat satellite television, XM Satellite Radio service, wireless aircraft data link service, cabin surveillance systems and Internet services. LiveTV’s major competitors include Rockwell Collins, Thales Avionics Aircell and Panasonic Avionics. Except for Panasonic, none of these competitors is currently providing in-seat live television.

LiveTV has contracts with six other domestic and international airlines for the sale of certain hardware and installation, programming and maintenance of its live in-seat satellite television as well as XM Satellite Radio Service and certain other products and services. LiveTV continues to pursue additional customers.

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

The FAA primarily regulates flight operations and, in particular, matters affecting air safety, such as airworthiness requirements for aircraft, the licensing of pilots, mechanics and dispatchers, and the certification of flight attendants. The civil aviation security functions of the FAA were transferred to the TSA under the Aviation Security Act. The FAA requires each airline to obtain an operating certificate authorizing the airline to operate at specific airports using specified equipment. We have and maintain FAA certificates of airworthiness for all of our aircraft and have the necessary FAA authority to fly to all of the cities that we currently serve.

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

Airport Access.    At the end of 2006, the High Density Rule, established by the FAA in 1968 to limit the number of scheduled flights at JFK from 3:00 p.m. to 7:59 p.m., expired. As a result, like nearly every other airport, the number of flights at JFK is no longer regulated and airlines are able to schedule flights without restrictions. While the High Density Rule was also lifted at LaGuardia, where we maintain a small presence, it was immediately replaced by the FAA with a temporary rule continuing the strict limitations on operations during the hours of 6:00 a.m. to 9:59 p.m. This rule is scheduled to expire in late 2007 upon the enactment of a permanent rule restructuring the rights of carriers to operate at LaGuardia. Under the current rule, our operations remain unaffected. Should new rules be implemented in whole or in part, our ability to maintain a full schedule at LaGuardia would likely be impacted.

Long Beach Municipal Airport is a slot-controlled airport as a result of a 1995 court settlement. A slot is an authorization to take off or land at a designated airport within a specified time period. Under the settlement, there are a total of 41 daily non-commuter departure slots and a single slot is required for every commercial departure. There are no plans to eliminate slot restrictions at the Long Beach Municipal Airport. In April 2003, the FAA approved a settlement agreement among the City of Long Beach, American Airlines, Alaska Airlines and JetBlue with respect to the allocation of the slots, which also provides for a priority allocation procedure should supplemental slots above the 41 current slots become available. We have 28 slots available for use and currently operate 25 weekday roundtrip flights from Long Beach Municipal Airport to nine domestic cities.

Foreign Operations.    International air transportation is subject to extensive government regulation. The availability of international routes to U.S. carriers is regulated by treaties and related agreements between the United States and foreign governments. We currently operate international service to The Bahamas, the Dominican Republic, Bermuda, Aruba and Mexico. To the extent we seek to provide air transportation to additional international markets in the future, we will be required to obtain necessary authority from the DOT and the applicable foreign government.

Foreign Ownership.    Under federal law and the DOT regulations, we must be controlled by United States citizens. In this regard, our president and at least two-thirds of our board of directors must be United States citizens and not more than 25% of our outstanding common stock may be voted by non-U.S. citizens. We are currently in compliance with these ownership provisions.

Other Regulations.    All air carriers are also subject to certain provisions of the Communications Act of 1934 because of their extensive use of radio and other communication facilities, and are required to obtain an aeronautical radio license from the FCC. To the extent we are subject to FCC requirements, we will take all necessary steps to comply with those requirements. Our labor relations are covered under Title II of the Railway Labor Act of 1926 and are subject to the jurisdiction of the National Mediation Board. In addition, during periods of fuel scarcity, access to aircraft fuel may be subject to federal allocation regulations. We are also subject to state and local laws and regulations at locations where we operate and the regulations of various local authorities that operate the airports we serve.

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

The domestic airline industry is characterized by low profit margins, high fixed costs and significant price competition. We currently compete with other airlines on all of our routes. Many of our competitors are larger and have greater financial resources and name recognition than we do. Following our entry into new markets or expansion of existing markets, some of our competitors have chosen to add service or engage in extensive price competition. Unanticipated shortfalls in expected revenues as a result of price competition or in the number of passengers carried would negatively impact our financial results and harm our business. As we continue to grow, the extremely competitive nature of the airline industry could prevent us from attaining the level of passenger traffic or maintaining the level of fares required to maintain profitable operations in new and existing markets and could impede our growth strategy, which would harm our business. Additionally, if a traditional network airline were to fully develop a low cost structure, our business could be materially adversely affected.

Our business is highly dependent on the price and availability of fuel.

Fuel costs, which have been at unprecedented high levels, comprise a substantial portion of our total operating expenses and is our single largest operating expense. Our average fuel price increased 24% in 2006, which has adversely affected our operating results. Historically, fuel costs have been subject to wide price fluctuations based on geopolitical factors and supply and demand. The availability of fuel is dependent on oil refining capacity. When even a small amount of the domestic or global oil refining capacity becomes unavailable, such as during the 2005 hurricane season, supply shortages can result for extended periods of time. Availability is also affected by demand for home heating oil, gasoline and other petroleum products. Because of the effect of these factors on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty.

Our aircraft fuel purchase agreements do not protect us against price increases or guarantee the availability of fuel. Additionally, some of our competitors may have more leverage than we do in obtaining fuel. To partially protect against significant increases in fuel prices, we utilize a fuel hedging program under which we enter into crude or heating oil option contracts or swap agreements; however, our fuel hedging program does not completely protect us against price increases and is limited in volume and duration.

Due to the competitive nature of the domestic airline industry, we have not been able to adequately increase our fares when fuel prices have risen and we may not be able to do so in the future. Continued high fuel costs, further price increases or fuel supply shortages may result in a curtailment of scheduled services and would have a material adverse effect on our financial condition and results of operations.

If we fail to successfully implement our growth strategy, our business could be harmed.

We have grown, and expect to continue to grow our business by increasing the frequency of flights to markets we currently serve, expanding the number of markets we serve and increasing flight connection opportunities. Increasing the number of markets we serve depends on our ability to access suitable airports located in our targeted geographic markets in a manner that is consistent with our cost strategy. We may also need to obtain additional gates at some of our existing destinations. Any condition that would deny, limit or delay our access to airports we currently serve or may seek to serve in the future would constrain our ability to grow. Opening new markets requires us to commit a substantial amount of resources, even before the new services commence. Expansion is also dependent upon our ability to maintain a safe and secure operation and will require additional personnel, equipment and facilities. An inability to hire and retain personnel, timely secure the required equipment and facilities in a cost-effective manner, efficiently operate our expanded facilities, or obtain the necessary regulatory approvals may adversely affect our ability to achieve our growth strategy, which could harm our business.

Due primarily to higher fuel prices, the competitive pricing environment and other cost increases, it had become increasingly difficult to fund our growth profitably. As a result, in 2006 we modified our growth plans by reducing the number of Airbus A320 aircraft and EMBRAER 190 aircraft to be delivered through 2010 and selling five Airbus A320 aircraft. We may further reduce our future growth plans from previously announced levels. In addition, our competitors often add service, reduce their fares and/or offer special promotions following our entry into a new market. We cannot assure you that we will be able to profitably expand our existing markets or establish new markets, and if we fail to do so, our business could be harmed.

We have a significant amount of fixed obligations and we will incur significantly more fixed obligations, which could harm our ability to meet our growth strategy and impair our ability to service our fixed obligations.

As of December 31, 2006, our debt of $2.84 billion accounted for 75% of our total capitalization. In addition to long-term debt, we have a significant amount of other fixed obligations under leases related to our aircraft, airport terminal space, other airport facilities and office space. As of December 31, 2006, future minimum payments under noncancelable leases and other financing obligations were approximately $1.07 billion for 2007 through 2011 and an aggregate of $2.13 billion for the years thereafter. We have commenced construction of a new terminal at JFK under a 30-year lease with the PANYNJ. The minimum payments under this lease will be accounted for as a financing obligation and have been included above.

As of December 31, 2006, we had commitments of approximately $5.71 billion to purchase 160 additional aircraft and other flight equipment over the next eight years, including estimated amounts for contractual price escalations. We will incur additional debt and other fixed obligations as we take delivery of new aircraft and other equipment and continue to expand into new markets. We typically finance our aircraft through either secured debt or lease financing. Although we believe that debt and/or lease financing should be available for our aircraft deliveries, we cannot assure you that we will be able to secure such financing on terms acceptable to us or at all.

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

Our ability to make scheduled payments on our debt and other fixed obligations will depend on our future operating performance and cash flow, which in turn will depend on prevailing economic and political conditions and financial, competitive, regulatory, business and other factors, many of which are beyond our control. We have no lines of credit, other than two short-term borrowing facilities for certain aircraft predelivery deposits. We are dependent upon our operating cash flows to fund our operations and to make scheduled payments on debt and other fixed obligations. We cannot assure you that we will be able to generate sufficient cash flow from our operations to pay our debt and other fixed obligations as they become due, and if we fail to do so our business could be harmed. If we are unable to make payments on our debt and other fixed obligations, we could be forced to renegotiate those obligations or obtain additional equity or other forms of financing. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our growth strategy. We cannot assure you that our renegotiation efforts would be successful or timely or that we could refinance our obligations on acceptable terms, if at all.

We may be subject to unionization, work stoppages, slowdowns or increased labor costs.

Our business is labor intensive, with labor costs representing approximately one-fourth of our operating expenses. Unlike most airlines, we have a non-union workforce, although in 2006 we were subject to an unsuccessful unionization attempt by a group of our airport-based employees. The unionization of any our employees could result in demands that may increase our operating expenses and adversely affect our financial condition and results of operations. Any of our different employee groups could unionize at any time and require separate collective bargaining agreements. If any group of our employees were to unionize and we were unable to reach agreement on the terms of their collective bargaining agreement or we were to experience widespread employee dissatisfaction, we could be subject to work slowdowns or stoppages. In addition, we may be subject to disruptions by organized labor groups protesting our non-union status. Any of these events would be disruptive to our operations and could harm our business.

We rely on maintaining a high daily aircraft utilization rate to keep our costs low, which makes us especially vulnerable to delays.

We maintain a high daily aircraft utilization rate, which is the amount of time that our aircraft spend in the air carrying passengers. High daily aircraft utilization allows us to generate more revenue from our aircraft and is achieved in part by reducing turnaround times at airports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including adverse weather conditions, security requirements, air traffic congestion and unscheduled maintenance. Our operations are concentrated in the Northeast and Florida areas, which are particularly vulnerable to weather and congestion delays. Reduced aircraft utilization may limit our ability to achieve and maintain profitability as well as lead to customer dissatisfaction.

Our business is highly dependent on the New York metropolitan market and increases in competition or a reduction in demand for air travel in this market would harm our business.

We maintain a large presence in the New York metropolitan market, with approximately 71% of our daily flights having JFK, LaGuardia, Newark or Stewart as either their destination or origin. Our business could be harmed by an increase in the amount of direct competition we face at JFK, LaGuardia, Newark or Stewart or by an increase in congestion or delays. Our business would be harmed by any circumstances causing a reduction in demand for air transportation in the New York metropolitan area, such as adverse changes in local economic conditions, negative public perception of New York City, additional terrorist attacks or significant price increases linked to increases in airport access costs and fees imposed on passengers. As a result, we remain highly dependent on the New York metropolitan market.

We rely heavily on automated systems to operate our business and any failure of these systems could harm our business.

We are increasingly dependent on automated systems and technology to operate our business, enhance customer service and achieve low operating costs. These systems include our computerized airline reservation system, flight operations system, telecommunications systems, website, maintenance systems, check-in kiosks and in-flight entertainment systems. Since we only issue electronic tickets, our website and reservation system must be able to accommodate a high volume of traffic and deliver important flight information. During 2007, we plan to replace or upgrade several of these critical systems. Replacing or upgrading systems involves implementation and other risks and our business may be harmed if we fail to replace or upgrade systems successfully.

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

Because the average age of our aircraft is 2.6 years, our aircraft require less maintenance now than they will in the future. We have incurred lower maintenance expenses because most of the parts on our aircraft are under multi-year warranties. Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our operating expenses, as our fleet ages and these warranties expire.

If we fail to successfully take delivery of and operate reliably the new EMBRAER 190 aircraft we agreed to purchase, our business could be harmed.

Acquisition of a new type of aircraft, such as the EMBRAER 190, which we initially placed into revenue service in November 2005, involves a variety of risks relating to its ability to be successfully placed into service, including delays in meeting the agreed upon delivery schedule and the inability of the aircraft and all of its components to comply with agreed upon specifications and performance standards. We have experienced and may continue to experience lower reliability than we expect in our operation of this aircraft. If we fail to successfully take delivery of and operate reliably the new EMBRAER 190 aircraft, our business could be harmed.

If we are unable to attract and retain qualified personnel or fail to maintain our company culture, our business could be harmed.

We compete against the other major U.S. airlines for pilots, mechanics and other skilled labor and some of them offer wage and benefit packages that exceed ours. We may be required to increase wages and/or benefits in order to attract and retain qualified personnel or risk considerable employee turnover. If we are unable to hire, train and retain qualified employees, our business could be harmed and we may be unable to complete our growth plans.

In addition, as we hire more people and grow, we believe it may be increasingly challenging to continue to hire people who will maintain our company culture. One of our competitive strengths is our service-oriented company culture that emphasizes friendly, helpful, team-oriented and customer-focused employees. Our company culture is important to providing high quality customer service and having a productive workforce that helps keep our costs low. As we grow, we may be unable to identify, hire or retain enough people who meet the above criteria, including those in management or other key positions. Our company culture could otherwise be adversely affected by our growing operations and geographic diversity. If we fail to maintain the strength of our company culture, our competitive ability and our business may be harmed.

Our results of operations will fluctuate.

We expect our quarterly operating results to fluctuate due to price changes in aircraft fuel as well as the timing and amount of maintenance and advertising expenditures. Seasonality also impacts our operations, with high vacation and leisure demand occurring on the Florida routes between October and April and on our western routes during the summer. Actions of our competitors may also contribute to fluctuations in our results. We are more susceptible to adverse weather conditions, including snow storms and hurricanes, as a result of our operations being concentrated on the East Coast, than are some of our competitors. As we enter new markets, we could be subject to additional seasonal variations along with any competitive responses to our entry by other airlines. As a result of these factors, quarter-to-quarter comparisons of our operating results may not be a good indicator of our future performance. In addition, it is possible that in any future period our operating results could be below the expectations of investors and any published reports or analyses regarding JetBlue. In that event, the price of our common stock could decline, perhaps substantially.

We are subject to the risks of having a limited number of suppliers for our aircraft, engines and a key component of our in-flight entertainment system.

Our current dependence on two types of aircraft and engines for all of our flights makes us vulnerable to any problems associated with the Airbus A320 aircraft or the IAE International Aero Engines V2527-A5 engine and the EMBRAER 190 aircraft or the General Electric Engines CF-34-10 engine, including design defects, mechanical problems, contractual performance by the manufacturers, or adverse perception by the public that would result in customer avoidance or in actions by the FAA suspending or otherwise restricting our ability to operate our aircraft, any of which could harm our business. Carriers that operate a more diversified fleet are better positioned than we are to manage such events.

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

Risks Associated with the Airline Industry

The airline industry has incurred significant losses resulting in airline restructurings, bankruptcies and consolidations, which could result in changes in our industry.

Through 2005, the domestic airline industry, as a whole, reported five consecutive years of losses, which caused fundamental and permanent changes in the industry. These losses have resulted in airlines renegotiating or attempting to renegotiate labor contracts, reconfiguring flight schedules, furloughing or terminating employees, as well as consideration of other efficiency and cost-cutting measures. Despite these actions, several airlines have reorganized under Chapter 11 of the U.S. Bankruptcy Code to permit them to reduce labor rates, restructure debt, terminate pension plans and generally reduce their cost structure. Additionally, in 2005 and 2006, the U.S. airline industry has experienced consolidation and, in the fourth quarter of 2006, there were reports of potential further consolidation in the industry. It is foreseeable that further airline reorganizations, bankruptcies or consolidations may occur, the effects of which we are unable to predict. We cannot assure you that the occurrence of these events, or potential changes resulting from these events, will not harm our business or the industry.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Aircraft

As of December 31, 2006, we operated a fleet consisting of 96 Airbus A320 aircraft powered by two IAE International Aero Engines V2527-A5 engines and 23 EMBRAER 190 aircraft powered by two General Electric Engines CF-34-10 engines, as follows:

Aircraft	Seating Capacity	Owned	Capital Leased	Operating Leased	Total	Average Age in Years
Airbus A320	156 (1)	69	2	25	96	3.1
EMBRAER 190	100	1	—	22	23	0.7
Totals		70	2	47	119	2.6

(1)	We have completed the modification to remove one row of seats from our Airbus A320 aircraft, reducing seating capacity to 150 seats.

Our aircraft leases have an average remaining initial lease term of approximately 14 years at December 31, 2006. The earliest of these terms ends in 2009 and the latest ends in 2024. We have the option to extend most of these leases for additional periods or to purchase the aircraft at the end of the lease term. All 70 of our owned aircraft and our 15 owned spare engines are subject to secured debt financing.

As of December 31, 2006, we had on order 160 aircraft, which are scheduled for delivery through 2014 on a relatively even basis during each year, with options to acquire 148 aircraft as follows:

	Firm			Option		End of Year Cumulative Total Fleet(2)
Year	Airbus A320	EMBRAER 190	End of Year Cumulative Total Fleet(1)	Airbus A320	EMBRAER 190
2007	12	10	141	—	—	141
2008	12	10	163	—	5	168
2009	16	10	189	4	8	206
2010	18	10	217	4	9	247
2011	18	10	245	6	11	292
2012	6	11	262	16	12	337
2013	—	11	273	18	14	380
2014	—	6	279	—	21	407
2015	—	—	279	—	20	427
	82	78		48	100

(1)	The total fleet included in the table above may decrease as we consider additional aircraft sales, assignments and/or leases.

(2)	Assumes all options are exercised.

Facilities

We occupy all of our facilities at each of the airports we serve under leases or other occupancy agreements. Our agreements for terminal passenger service facilities, which include ticket counter and gate space, operations support area and baggage service offices, generally have terms ranging from less than one year to five years, and contain provisions for periodic adjustments of rental rates. We also are responsible for maintenance, insurance, utilities and certain other facility-related expenses and services. We have entered into use arrangements at each of the airports we serve that provide for the non-exclusive use of runways, taxiways and other airport facilities. Landing fees under these agreements are typically based on the number of landings and the weight of the aircraft.

Our principal base of operations is Terminal 6 at JFK, which is operated under a lease with the PANYNJ that expired in November 2006 and we are in the process of negotiating an extension of this lease into late 2008. In November 2005, we executed a lease agreement with the PANYNJ for the construction and operation of a new Terminal 5 at JFK. Under the lease, JetBlue is responsible for the construction, on behalf of the PANYNJ, of a 635,000 square foot 26-gate terminal connected to the historic Saarinen Building, a parking garage, roadways and an AirTrain Connector, all of which are expected to be completed in late 2008. The lease term ends on the earlier of the thirtieth anniversary of the date of beneficial occupancy of the new terminal or November 21, 2039. We have a one-time early termination option five years prior to the end of the scheduled lease term. We will continue to operate out of our existing facilities at Terminal 6 and a temporary seven gate facility on the Terminal 5 site, which became operational in June 2006, until our new terminal is completed.

Our West Coast operations are based at Long Beach Municipal Airport, which serves the Los Angeles area. Our operations at Boston’s Logan International Airport are based at Terminal C, where we currently operate seven gates and 20 ticket counter positions. In 2007, we anticipate that we will add one gate in May and an additional gate in November at Logan. We plan to operate up to 11 total gates and 28 ticket counter positions at this facility by the end of 2008. Our operations at Washington’s Dulles International Airport are based at Terminal B, where we currently operate four gates and eight ticket counter positions.

We lease a 70,000 square foot aircraft maintenance hangar and an adjacent 32,000 square foot office and warehouse facility at JFK to accommodate our technical support operations and passenger provisioning personnel. The ground lease for this site expires in 2030. In addition, we occupy a portion of a building at JFK where we store aircraft spare parts and perform ground equipment maintenance.

We also lease a flight training center at Orlando International Airport, which encompasses 80,000 square feet and is equipped with six full flight simulators, two cabin trainers, a training pool, classrooms and support areas. This facility, which is capable of housing eight full flight simulators, is being used for the initial and recurrent training of our pilots and inflight crew, as well as support training for our technical operations and airport crew. In addition, we lease a 70,000 square foot hangar at Orlando International Airport, which is used by Live TV for the installation and maintenance of in-flight satellite television systems and aircraft maintenance. The ground leases for our Orlando facilities expire in 2035.

Our primary corporate offices are located in Forest Hills, New York, where we occupy space under a lease that expires in 2012, and our finance department is based in Darien, Connecticut, where we occupy space under a lease that expires in 2011. Our office in Salt Lake City, Utah, where we occupy space under a lease that expires in 2014, contains a core team of employees who are responsible for group sales, customer service and at-home reservation agent supervision, and credit card fraud investigation.

ITEM 3.    LEGAL PROCEEDINGS

In the ordinary course of our business, we are party to various legal proceedings and claims which we believe are incidental to the operation of our business. We believe that the ultimate outcome of these proceedings to which we are currently a party will not have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information concerning JetBlue’s executive officers as of the date of this report follows. There are no family relationships between any of our executive officers.

David Neeleman, age 47, is our Chief Executive Officer and is the Chairman of the Board. He has served as our Chief Executive Officer and as a board member since August 1998. He has been our Chairman of the Board since May 2003. Mr. Neeleman was a co-founder of WestJet and from 1996 to 1999 served as a member of WestJet’s board of directors. From October 1995 to October 1998, Mr. Neeleman served as the Chief Executive Officer and a member of the board of directors of Open Skies, a company that develops and implements airline reservation systems and which was acquired by the Hewlett Packard Company. From 1988 to 1994, Mr. Neeleman served as President and was a member of the board of directors of Morris Air Corporation, a low-fare airline that was acquired by Southwest Airlines. For a brief period, in connection with the acquisition, he served on the Executive Planning Committee at Southwest Airlines. From 1984 to 1988, Mr. Neeleman was an Executive Vice President of Morris Air.

David Barger, age 49, is our President and Chief Operating Officer and has served in this capacity since August 1998. He is also a member of our board of directors. From 1992 to 1998, Mr. Barger served in various management positions with Continental Airlines, including Vice President, Newark hub. He held various director level positions at Continental Airlines from 1988 to 1995. From 1982 to 1988, Mr. Barger served in various positions with New York Air, including Director of Stations.

Thomas Kelly, age 54, is our Executive Vice President and Secretary and has served in this capacity since August 1998. From August 1998 until February 2003, he was also our General Counsel. From December 1995 to October 1998, Mr. Kelly served as the Executive Vice President, General Counsel and a member of the board of directors of Open Skies. From 1990 to 1994, Mr. Kelly served as the Executive Vice President and General Counsel of Morris Air Corporation and served as a member of the board of directors of Morris Air from 1991 to 1993.

John Harvey, age 41, is our Executive Vice President and Chief Financial Officer and has served in this capacity since May 2006 when he was promoted from Senior Vice President of Corporate Finance and Treasurer, a position he had held since March 2006. From January 2004 to March 2006, he served as our Vice President of Corporate Finance and Treasurer. Mr. Harvey joined JetBlue in 1999 as Vice President and Treasurer, but in 2003 left JetBlue to become Senior Vice President of SkyWorks Capital LLC, where he was responsible for aviation-related financing transactions, before re-joining JetBlue in 2004. In 1999, Mr. Harvey was Vice President, Senior Portfolio Manager with ABN AMRO Bank, where he managed a portfolio of airline clients. From 1990 to 1999, Mr. Harvey also held positions of increasing responsibility for Southwest Airlines and America West Airlines in both tax and treasury roles. Mr. Harvey is a Certified Public Accountant.

John Owen, age 51, is our Executive Vice President Supply Chain and Information Technology and has served in this capacity since May 2006. Prior to serving in this capacity, Mr. Owen served as our Executive Vice President and Chief Financial Officer since our inception in 1998. From August 1998 to December 1998, Mr. Owen served as the Vice President for Operations Planning and Analysis for Southwest Airlines. From October 1984 to August 1998, Mr. Owen served as the Treasurer for Southwest Airlines.

Trey Urbahn, age 48, is our Executive Vice President and Chief Revenue Officer and has served in this capacity since November 2006. From January 2005 to October 2006, Mr. Urbahn served as Executive Chairman of OneSky Jets, a provider of on-demand private jet travel From January 2003 to October 2004, Mr. Urbahn served as Chief Executive Officer of FareChase, Inc., a travel meta search company. Mr. Urbahn was also a founding officer of priceline.com Incorporated, where he served as Chairman, Travel Services from January 2002 to December 2003 and as President, Airlines from January 2000 to December 2001.

Holly Nelson, age 49, is our Senior Vice President and Controller and has served in this capacity since March 2006. She served as our Vice President and Controller from February 2001 to March 2006. From 1984 to 2001, Ms. Nelson held senior financial management positions with Northwest Airlines, including Director, Corporate Accounting and Reporting from August 1992 to February 2001. Ms. Nelson is an inactive Certified Public Accountant.

Jim Hnat, age 36, is our Senior Vice President, General Counsel and Assistant Secretary and has served in this capacity since March 2006. He served as our General Counsel and Assistant Secretary from February 2003 to March 2006 and as our Associate General Counsel from June 2001 to January 2003. Mr. Hnat is a member of the bar of New York and Massachusetts.

Rob Maruster, age 35, is our Senior Vice President Airports and Operational Planning and has served in this capacity since February 2006 when he was promoted from Vice President Operational Planning, a position he had held since July 2005. From October 2004 to July of 2005, Mr. Maruster served as Vice President Customer Service & Operations at Hartsfield-Jackson Atlanta International Airport. From early 2001 until his appointment as Vice President, he served in a variety of management roles relating to airport operations, procedures and technology. Prior to that, Mr. Maruster held numerous leadership positions at Delta Air Lines in sales and marketing and operations.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the symbol JBLU. The table below shows the high and low sales prices for our common stock, as adjusted for our December 23, 2005 three-for-two stock split.

	High	Low
2005 Quarter Ended
March 31	$15.64	$11.37
June 30	15.63	12.04
September 30	15.23	11.39
December 31	16.85	11.34

2006 Quarter Ended
March 31	$14.91	$9.65
June 30	12.92	8.93
September 30	12.65	9.23
December 31	15.60	9.15

As of January 31, 2007, there were approximately 600 holders of record of our common stock.

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

Performance Graph

This performance graph shall not be deemed ‘‘filed’’ with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

The following line graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s 500 Stock Index and the AMEX Airline Index for the period beginning on April 11, 2002, the date of our initial public offering, and ending on December 31, 2006. The comparison assumes the investment of $100 in our common stock and each of the foregoing indices and reinvestment of all dividends.

	4/11/2002	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
JetBlue Airways Corporation	$100	$150	$221	$194	$192	$178
S&P 500 Stock Index	100	80	101	110	113	129
AMEX Airline Index (1)	100	39	62	60	55	59

(1)	As of December 31, 2006, the AMEX Airline Index consisted of AirTran Holdings Inc., Alaska Air Group Inc., AMR Corporation, Continental Airlines Inc., ExpressJet Holdings Inc., Frontier Airlines Holdings Inc., JetBlue Airways Corporation, Mesa Air Group Inc., SkyWest Inc., Southwest Airlines Co. and UAL Corporation.

ITEM 6.    SELECTED FINANCIAL DATA

The following financial information for the five years ended December 31, 2006 has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report.

	Year Ended December 31,
	2006	2005	2004		2003		2002
	(in millions, except per share data)
Statements of Operations Data:
Operating revenues	$2,363	$1,701	$1,265		$998		$635
Operating expenses:
Salaries, wages and benefits	553	428	337		267		162
Aircraft fuel	752	488	255		147		76
Landing fees and other rents	158	112	92		70		44
Depreciation and amortization	151	115	77		51		27
Aircraft rent	103	74	70		60		41
Sales and marketing	104	81	63		54		44
Maintenance materials and repairs	87	64	45		23		9
Other operating expenses (1)	328	291	215		159		127
Total operating expenses (2)	2,236	1,653	1,154		831		530
Operating income	127	48	111		167		105
Government compensation (3)	—	—	—		23		—
Other income (expense)	(118)	(72)	(36)		(16)		(10)
Income (loss) before income taxes	9	(24)	75		174		95
Income tax expense (benefit)	10	(4)	29		71		40
Net income (loss)	$(1)	$(20)	$46		$103		$55
Earnings (loss) per common share:
Basic	$—	$(0.13)	$0.30		$0.71		$0.49
Diluted	$—	$(0.13)	$0.28		$0.64		$0.37

Other Financial Data:
Operating margin	5.4%	2.8%	8.8%		16.8%		16.5%
Pre-tax margin	0.4%	(1.4)%	5.9%		17.4%		15.0%
Ratio of earnings to fixed charges (4)	—	—	1.6	x	3.1	x	2.7	x
Net cash provided by operating activities	$274	$170	$199		$287		$217
Net cash used in investing activities	(1,307)	(1,276)	(720)		(987)		(880)
Net cash provided by financing activities	1,037	1,093	437		789		657

(1)	In 2006, we sold five Airbus A320 aircraft, which resulted in a gain of $12 million.

(2)	In 2005, we recorded $7 million in non-cash stock-based compensation expense related to the acceleration of certain employee stock options and wrote-off $6 million in development costs relating to a maintenance and inventory tracking system that was not implemented.

(3)	In 2003, we received $23 million in compensation under the Emergency War Time Supplemental Appropriations Act.

(4)	Earnings were inadequate to cover fixed charges by $17 million and $39 million for the years ended December 31, 2006 and 2005, respectively.

	As of December 31,
	2006	2005	2004	2003	2002
	(in millions)
Balance Sheet Data:
Cash, cash equivalents and investment securities	$699	$484	$450	$607	$258
Total assets	4,843	3,892	2,797	2,185	1,379
Total debt	2,840	2,326	1,545	1,109	712
Common stockholders’ equity	952	911	754	670	415

	Year Ended December 31,
	2006	2005	2004	2003	2002
Operating Statistics (unaudited):
Revenue passengers (thousands)	18,565	14,729	11,783	9,012	5,752
Revenue passenger miles (millions)	23,320	20,200	15,730	11,527	6,836
Available seat miles (ASMs)(millions)	28,594	23,703	18,911	13,639	8,240
Load factor	81.6%	85.2%	83.2%	84.5%	83.0%
Breakeven load factor (5)	81.4%	86.1%	77.9%	72.6%	71.5%
Aircraft utilization (hours per day)	12.7	13.4	13.4	13.0	12.9

Average fare	$119.73	$110.03	$103.49	$107.09	$106.95
Yield per passenger mile (cents)	9.53	8.02	7.75	8.37	9.00
Passenger revenue per ASM (cents)	7.77	6.84	6.45	7.08	7.47
Operating revenue per ASM (cents)	8.26	7.18	6.69	7.32	7.71
Operating expense per ASM (cents)	7.82	6.98	6.10	6.09	6.43
Operating expense per ASM, excluding fuel (cents)	5.19	4.92	4.75	5.01	5.51
Airline operating expense per ASM (cents) (5)	7.76	6.91	6.04	6.08	6.43

Departures	159,152	112,009	90,532	66,920	44,144
Average stage length (miles)	1,186	1,358	1,339	1,272	1,152
Average number of operating aircraft during period	106.5	77.5	60.6	44.0	27.0
Average fuel cost per gallon	$1.99	$1.61	$1.06	$0.85	$0.72
Fuel gallons consumed (millions)	377	303	241	173	106
Percent of sales through jetblue.com during period	79.1%	77.5%	75.4%	73.0%	63.0%
Full-time equivalent employees at period end (5)	9,265	8,326	6,413	4,892	3,572

(5)	Excludes results of operations and employees of LiveTV, LLC, which are unrelated to our airline operations and are immaterial to our consolidated operating results.

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

‘‘Average fuel cost per gallon’’ represents total aircraft fuel costs, which excludes fuel taxes, divided by the total number of fuel gallons consumed.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a low-fare, low-cost passenger airline that provides high quality customer service primarily on point-to-point routes. We offer our customers a high quality product, with new aircraft, roomy leather seats, free in-flight entertainment, pre-assigned seating and reliable performance. We focus on serving markets that have had high average fares. We currently serve 50 destinations in 21 states, Puerto Rico, Mexico and the Caribbean and operate over 500 flights a day with a fleet of 98 Airbus A320 aircraft and 23 EMBRAER 190 aircraft.

The following chart demonstrates our growth:

At December 31,	Destinations	Number of Full and Part-Time Employees	Operating Aircraft
			Owned	Leased	Total
2000	12	1,174	4	6	10
2001	18	2,361	9	12	21
2002	20	4,011	21	16	37
2003	21	5,433	29	24	53
2004	30	7,211	44	25	69
2005	33	9,021	61	31	92
2006	49	10,377	70	49	119

We slowed our aircraft delivery schedule during 2006 by deferring 12 Airbus A320 aircraft from 2007 through 2009 to 2011 through 2012 and adjusting our EMBRAER 190 deliveries from an average of 18 aircraft per year from 2007 to 2010 to an average of 10 aircraft per year through 2014. As of December 31, 2006, our firm aircraft orders consisted of 82 Airbus A320 aircraft and 78 EMBRAER 190 aircraft, plus options for an additional 48 Airbus A320 aircraft and 100 EMBRAER 190 aircraft. Our growth in 2006 was focused on expanding our network in medium- and short-haul markets from three of our focus cities: New York, Boston and Washington, D.C. During 2006, we commenced service to 16 new destinations and, in January 2007, we began service to O’Hare International Airport in Chicago, Illinois. In March 2007, we plan to begin service from Westchester County Airport in White Plains, New York to Florida and, in May 2007, we plan to begin service to San Francisco International Airport from John F. Kennedy International Airport, or JFK.

Our growth plan includes maintaining appropriate liquidity levels, a commitment to cost control and low-cost carrier spending practices, improved revenue management, and enhancing the JetBlue Experience for our customers. In 2006, our cost control efforts were focused on improving aircraft fuel consumption rates, reducing our discretionary spending and staffing more efficiently in all aspects of our operations. We had 78 full-time equivalent employees per aircraft at December 31, 2006, a 14% decrease from 2005. We also improved our liquidity position during 2006 through the proceeds from the financing of previously unsecured owned property and the sale of five older Airbus A320 aircraft. In 2007, we reduced the number of seats on our Airbus A320 aircraft from 156 to 150, which in addition to the added benefit to our customers, should reduce fuel consumption due to less weight from passengers, baggage and equipment, and require one less onboard flight attendant.

We derive our revenue primarily from transporting passengers on our aircraft. Passenger revenue was 94.1% of our operating revenues for the year ended December 31, 2006. Revenues generated from international routes, excluding Puerto Rico, accounted for 2.6% of our total passenger revenues in 2006. Because all of our fares are nonrefundable, revenue is recognized either when the transportation is provided or after the ticket or customer credit expires. We measure capacity in terms of available seat miles, which represents the number of seats available for passengers multiplied by the number of miles the seats are flown. Yield, or the average amount one passenger pays to fly one mile, is calculated by dividing passenger revenue by revenue passenger miles.

We strive to increase passenger revenue primarily by increasing our yield per flight, which produces higher revenue per available seat mile, or RASM. Our objective is to optimize our fare mix to increase our overall average fare and, in certain markets, utilize our network to maximize connecting opportunities while continuing to provide our customers with low fares. During 2006, we modified our fare mix to achieve higher yields while relinquishing some of our load factor. When we enter a new market, our low fares are designed to stimulate demand, particularly from fare-conscious leisure and business travelers who might otherwise have used alternate forms of transportation or would not have traveled at all. In addition to our regular fare structure, we frequently offer sale fares with shorter advance purchase requirements in most of the markets we serve and match the sale fares offered by other airlines.

Other revenue consists primarily of the fees charged to customers in accordance with our published policies relating to reservation changes and baggage limitations, the marketing component of TrueBlue point sales and revenues earned by our subsidiary, LiveTV, LLC, for the sale of, and on-going services provided for, in-flight entertainment systems sold to other airlines.

We have low operating expenses because we have high aircraft utilization, low distribution costs, a productive workforce and operate a new fleet with only two types of aircraft. The largest components of our operating expenses are aircraft fuel and salaries, wages and benefits provided to our employees, including provisions for our profit sharing plan. Unlike most airlines, we have a non-union workforce, which we believe provides us with more flexibility and allows us to be more productive, although we are subject to ongoing attempts at unionization. The price and availability of aircraft fuel, which is our single largest operating expense, are extremely volatile due to global economic and geopolitical factors that we can neither control nor accurately predict. Sales and marketing expenses include advertising and fees paid to credit card companies. Our distribution costs tend to be lower than those of most other airlines on a per unit basis because the majority of our customers book directly through our website or our agents. Maintenance materials and repairs are expensed when incurred unless covered by a third party services contract. Because the average age of our aircraft is 2.6 years, all of our aircraft require less maintenance now than they will in the future. Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our unit costs, as our fleet ages. Other operating expenses consist of purchased services (including expenses related to fueling, ground handling, skycap, security and janitorial services), insurance, personnel expenses, cost of goods sold to other airlines by LiveTV, professional fees, passenger refreshments, supplies, bad debts, communication costs and taxes other than payroll taxes, including fuel taxes.

The airline industry is one of the most heavily taxed in the U.S., with taxes and fees accounting for approximately 14% of the total fare charged to a customer. Airlines are obligated to fund all of these taxes and fees regardless of their ability to pass these charges on to the customer. Additionally, if the TSA changes the way the Aviation Security Infrastructure Fee is assessed, our security costs may be higher.

Our operating margin, which measures operating income as a percentage of operating revenues, was 5.4% in 2006 and 2.8% in 2005 and was the third and second highest operating margin, respectively, among all traditional network and low-cost major U.S. airlines.

The airline industry has been intensely competitive in recent years, due in part to persistently high fuel prices and the adverse financial condition of many of the domestic airlines. In late 2005, US Airways and America West merged and Delta Air Lines and Northwest Airlines filed for bankruptcy protection. The airlines currently operating in bankruptcy may emerge with substantially lower costs or consolidate with other carriers, either of which could allow them to compete more vigorously. In the fourth quarter of 2006, there were other reports of potential consolidation. We are unable to predict what the effect of further industry consolidation would be for us or for the airline industry in general. During 2006, most traditional network airlines increased capacity on their international routes and decreased domestic capacity. During the same period, some of our competitors, notably Delta Air Lines and its discontinued low-fare operation, Song, shifted some of their domestic capacity out of markets where they had competed directly with us. These developments, in conjunction with our shift of capacity from transcontinental flights to short- and medium-haul routes, contributed to our improved financial performance in 2006.

Our ability to be profitable in this competitive environment depends on, among other things, operating at costs equal to or lower than those of our competitors, providing high quality customer service and maintaining adequate liquidity levels. Although we have been able to raise capital and continue to grow, the highly competitive nature of the airline industry could prevent us from attaining the passenger traffic or yields required to be profitable in new and existing markets.

The highest levels of traffic and revenue on our routes to and from Florida are generally realized from October through April, and on our routes to and from the western United States in the summer. Many of our areas of operations in the Northeast experience bad weather conditions in the winter, causing increased costs associated with deicing aircraft, cancelled flights and accommodating displaced passengers. Our Florida and Caribbean routes experience bad weather conditions in the summer and fall due to thunderstorms and hurricanes. As we enter new markets, we could be subject to additional seasonal variations along with competitive responses to our entry by other airlines. Given our high proportion of fixed costs, this seasonality may cause our results of operations to vary from quarter to quarter.

Outlook for 2007

Our focus in 2007 will continue to be on rigorous cost control and enhancing our revenue management processes. Through our recent efforts to optimize our fare structure and utilize global distribution systems that attract more business travelers, we expect the year-over-year upward trend in yield and RASM to continue through 2007. In addition, we are continuously looking to expand our other revenue opportunities, including charter services and marketing alliances.

We expect our full-year operating capacity for 2007 to increase approximately 11% to 14% over 2006 with the addition of 12 new Airbus A320 aircraft and 10 new EMBRAER 190 aircraft to our operating fleet. In our efforts to create a growth plan that is sustainable, we may modify our rate of growth over the next few years through a combination of additional aircraft sales, leases, assignments and/or delivery deferrals. The impact of the shorter range EMBRAER 190 aircraft, which is expected to represent 10% of our total estimated 2007 operating capacity, and utilization of our Airbus A320 fleet for more short- and medium-haul flying is expected to result in a 7% decrease over our 2006 average stage length. While the shorter average stage length will result in higher unit costs, we expect the increase in unit revenues to be higher than the increase in unit costs. Assuming fuel prices of $1.93 per gallon, net of effective hedges, our cost per available seat mile for 2007 is expected to increase by 5% to 7% over 2006. Our operating margin is expected to be between 10% and 12% and our pre-tax margin is expected to be between 5% and 7% for the full year.

Results of Operations

The U.S. domestic airline environment continues to be extremely challenging primarily due to high aircraft fuel prices and vigorous price competition. Our results were further impacted by the effects of overall lower demand for domestic air travel and security concerns related to the August 2006 terrorist threat in London. However, due to capacity reductions in the U.S. domestic market and the optimization of our own fare mix, average fares for the year increased 9% over 2005 to $119.73, while load factor declined 3.6 points to 81.6% from the full year 2005.

Our on-time performance, defined by the U.S. Department of Transportation as arrivals within 14 minutes of schedule, was 72.9% in 2006 compared to 71.4% in 2005. Our on-time performance was affected by our commitment to operate our scheduled flights whenever possible, along with operating at three of the most congested and delay-prone airports in the U.S., as reflected by our 99.6% and 99.2% completion factors in 2006 and 2005, respectively.

    Year 2006 Compared to Year 2005

We had a net loss of $1 million in 2006 compared to a net loss of $20 million in 2005. In 2006, we had operating income of $127 million, an increase of $79 million over 2005, and our operating margin was 5.4%, up 2.6 points from 2005. Diluted loss per share was $0.00 for 2006 and $0.13 for 2005.

Operating Revenues.    Operating revenues increased 39%, or $662 million, primarily due to an increase in passenger revenues. Increased passengers resulting from a 42% increase in departures, or $251 million, and a 19% increase in yield, or $352 million, drove the increase in passenger revenue of $603 million for the year 2006. Although our load factor was 3.6 points lower than that of last year, the increase in our yields more than compensated for this decrease. During 2006, we entered into agreements with four global distribution systems, which allow our flights to be available on their online travel reservation systems. Bookings through these global distribution systems have resulted in higher average fares, which have more than offset the increased distribution costs.

Other revenue increased 74%, or $59 million, primarily due to increased change fees of $22 million resulting from more passengers and increased adherence to related company polices and the marketing component of TrueBlue point sales of $11 million.

Operating Expenses.    Operating expenses increased 35%, or $583 million, primarily due to operating an average of 29 additional aircraft, which provided us with higher capacity, and a 24% increase in average fuel price per gallon. Operating capacity increased 21% to 28.6 billion available seat miles in 2006 due to having 37% more average aircraft in-service. Operating expenses per available seat mile increased 12% to 7.82 cents. Excluding fuel, our cost per available seat mile increased 6% in 2006. In detail, operating costs per available seat mile were (percent changes are based on unrounded numbers):

	Year Ended December 31,		Percent Change
	2006	2005
	(in cents)
Operating expenses:
Salaries, wages and benefits	1.94	1.81	7.2%
Aircraft fuel	2.63	2.06	27.7
Landing fees and other rents	.55	.47	16.5
Depreciation and amortization	.53	.48	9.2
Aircraft rent	.36	.31	15.2
Sales and marketing	.36	.35	5.3
Maintenance materials and repairs	.30	.27	12.6
Other operating expenses	1.15	1.23	(6.5)
Total operating expenses	7.82	6.98	12.1%

In 2006, our average stage length declined 13% to 1,186 miles due to increased operation of the shorter range EMBRAER 190 and capacity reductions in our East-West markets. A shorter average stage length results in fewer available seat miles and, therefore, higher unit costs. We estimate that more than half of the year-over-year increase in our total cost per available seat mile was attributable to the decrease in our average stage length and also was a significant factor of the increase in each component.

Salaries, wages and benefits increased 29%, or $125 million, due primarily to an increase in average full-time equivalent employees of 25% in 2006 compared to 2005 and a $12 million increase in non-cash stock-based compensation expense. We recorded $3 million of profit sharing in 2006 compared to none in 2005. Cost per available seat mile increased 7% as a result of stock-based compensation expense and profit sharing.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and related interpretations, or SFAS 123(R), which requires us to record the fair value of stock options granted under our 2002 Stock Incentive Plan and purchase rights issued under our stock purchase plan. Because we elected to use the modified prospective transition method, results for prior periods have not been restated. At December 31, 2006, there was $35 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of our equity compensation plans. We expect to recognize that cost over the remaining vesting period of five years. See Notes 1 and 7 to our consolidated financial statements for more information regarding the adoption of this accounting standard.

Aircraft fuel expense increased 54%, or $264 million, due to 74 million more gallons of aircraft fuel consumed resulting in $119 million of additional fuel expense and a 24% increase in average fuel cost per gallon, or $145 million. Aircraft fuel prices remained at or near historically high levels in 2006, with our average fuel price per gallon at $1.99 compared to $1.61 for the year ended December 31, 2005. Our fuel costs represented 34% and 30% of our operating expenses in 2006 and 2005, respectively. Our fuel consumption per block hour decreased 5% due to utilization of the lighter EMBRAER 190 aircraft and various fuel conservation initiatives. Based on our expected fuel volume for 2007, a $.10 per gallon increase in the cost of aircraft fuel would increase our annual fuel expense by approximately $45 million. Cost per available seat mile increased 28% primarily due to the increase in average fuel cost per gallon.

Landing fees and other rents increased 41%, or $46 million, due to a 42% increase in departures over 2005 and increased airport rents associated with opening 16 new cities in 2006. Cost per available seat mile increased 17% due to ground rents associated with our new terminal under construction at JFK.

Depreciation and amortization increased 32%, or $36 million, primarily due to having an average of 67 owned and capital leased aircraft in 2006 compared to 52 in 2005 and the associated depreciation of our seven-gate temporary facility at JFK, which was placed into service in June 2006. Cost per available seat mile increased 9% primarily due to our temporary facility at JFK, partially offset by a lower percentage of our fleet being owned or under capital lease.

Aircraft rent increased 39%, or $29 million, due to 16 new EMBRAER 190 aircraft leases. Cost per available seat mile increased 15% due to a higher percentage of our fleet being leased.

Sales and marketing expense increased 27%, or $23 million, primarily due to $16 million in higher credit card fees resulting from increased passenger revenues and $6 million in increased advertising expenses. On a cost per available seat mile basis, sales and marketing expense increased 5% primarily due to higher credit card fees resulting from higher average fares. We book the majority of our reservations through a combination of our website and our agents (79% and 19% in 2006, respectively).

Maintenance materials and repairs increased 36%, or $23 million, due to 29 more average operating aircraft in 2006 compared to 2005 and a gradual aging of our fleet. Cost per available seat mile increased 13% year-over-year due primarily to operating under airframe parts maintenance third-party contracts in 2006, one-time warranty coverage on our engines in 2005 and outsourced line maintenance for the 16 new cities we opened in 2006. Maintenance costs are expected to increase significantly as our fleet ages.

Other operating expenses increased 13%, or $37 million, due to higher variable costs associated with increased capacity and number of passengers served. Cost per available seat mile decreased 7% due primarily to $12 million in gains related to the sale of five Airbus A320 aircraft in 2006 and the write-off of $6 million in development costs related to a maintenance and inventory tracking system in 2005.

Other Income (Expense).    Interest expense increased 62% primarily due to having 12 additional debt or capital lease financed aircraft, financing related to new maintenance and training facilities, financing of previously unsecured property and interest on our 3¾% convertible debentures, resulting in $40 million of additional interest expense, and higher interest rates, which resulted in $19 million of additional interest expense. Interest expense also includes $7 million related to our construction obligation for our new terminal at JFK and represented the majority of the $11 million increase in capitalized interest, with the remainder attributable to higher interest rates.

Interest income and other increased 44%, or $9 million, primarily due to higher interest rates and higher average cash and investment balances in 2006, offset by fuel hedge losses of $5 million. We are unable to predict the amount of accounting ineffectiveness related to our crude and heating oil derivative instruments each period, or the potential loss of hedge accounting, which is determined on a derivative-by-derivative basis, due to the volatility in the market for these commodities.

Our effective tax rate increased to 109% in 2006 from 15% in 2005. Our effective tax rate differs from the statutory income tax rate due to the nondeductibility of certain items for tax purposes and the relative size of these items to our pre-tax income of $9 million.

    Year 2005 Compared to Year 2004

We had a net loss of $20 million for the year 2005 compared to net income of $46 million for the year 2004. We had operating income of $48 million, a decrease of $63 million over 2004, and our operating margin was 2.8%, down 6.0 points from 2004. Diluted loss per share was $0.13 for 2005 and diluted earnings per share was $0.28 for 2004.

Operating Revenues.    Operating revenues increased 35%, or $436 million, primarily due to an increase in passenger revenues. Increased passengers resulting from a 24% increase in departures, or $345 million, and a 3% increase in yields, or $55 million, drove the increase in passenger revenue of $400 million for the year 2005. Additionally, three major hurricanes during the third and fourth quarters of 2005 resulted in estimated lost revenue of $8 to $10 million. Other revenue increased 78%, or $36 million, primarily due to increased LiveTV third party revenues of $13 million, increased change fees of $6 million resulting from more passengers and the marketing component of TrueBlue point sales of $7 million.

Operating Expenses.    Operating expenses increased 43%, or $499 million, primarily due to operating an average of 17 additional aircraft, which provided us with higher capacity, and a 52% increase in average fuel price per gallon. Operating capacity increased 25% to 23.70 billion available seat miles in 2005 due to having 28% more average aircraft in-service offset by lower utilization of the EMBRAER 190. Operating expenses per available seat mile increased 14% to 6.98 cents. In detail, operating costs per available seat mile were (percent changes are based on unrounded numbers):

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

Salaries, wages and benefits increased 27%, or $91 million, due primarily to an increase in average full-time equivalent employees of 27% in 2005 compared to 2004. We did not record any profit sharing in 2005 compared to $14 million in 2004. This decrease was partially offset by the incurrence of $7 million in non-cash stock-based compensation expense related to the accelerated vesting of 19.9 million stock options in December 2005. The decision to accelerate the vesting of these options was made primarily to avoid recognizing related compensation costs in future consolidated financial statements upon our adoption of SFAS 123(R) in January 2006. All other terms and conditions applicable to such options, including the exercise prices, remain unchanged. Following the acceleration, 28.4 million or 91% of our outstanding options were vested. Cost per available seat mile remained relatively flat as a result of higher wages being offset by lower profit sharing.

Aircraft fuel expense increased 91%, or $233 million, due to 62 million more gallons of aircraft fuel consumed resulting in $66 million of additional fuel expense and, even after giving effect to $43 million of fuel hedging gains, a 52% increase in average fuel cost per gallon, or $167 million. Our fuel costs represented 30% and 22% of our operating expenses in 2005 and 2004, respectively. During 2005, aircraft fuel prices remained at historically high levels, with our average fuel price per gallon at $1.61 compared to $1.06 in 2004. Cost per available seat mile increased 52% due to the increase in average fuel cost per gallon.

Landing fees and other rents increased 22%, or $20 million, due to a 23.7% increase in departures over 2004 offset by lower landing fee rates. Cost per available seat mile decreased 2.3% due to higher capacity and an increase in average stage length. Landing fees and other rents are expected to increase in 2006 as a result of ground rent on our new terminal at JFK, which is under construction.

Depreciation and amortization increased 49%, or $38 million, primarily due to having an average of 52 owned aircraft in 2005 compared to 36 in 2004. Cost per available seat mile increased 19% due to a higher percentage of our aircraft fleet being owned and as a result of placing into service our new hangars and training center during 2005.

Aircraft rent increased 6%, or $4 million, due to $2 million in higher rental rates and $2 million related to new aircraft leases. Cost per available seat mile decreased 16% due to higher capacity and a lower percentage of our fleet being leased.

Sales and marketing expense increased 29%, or $18 million, due to higher credit card fees resulting from increased passenger revenues. On a cost per available seat mile basis, sales and marketing expense increased 3% primarily due to higher credit card fees resulting from higher average fares. We book all of our reservations through a combination of our website and our agents (78% and 22% in 2005, respectively).

Maintenance materials and repairs increased 44%, or $19 million, due to 17 more average aircraft in 2005 compared to 2004 and a gradual aging of our fleet. Cost per available seat mile increased 15% year-over-year due to the completion of 63 airframe checks in 2005 compared to 54 in 2004, as well as increased engine and component repairs.

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

Other operating expenses increased 36%, or $76 million, primarily due to higher variable costs associated with increased capacity and number of passengers served. Cost per available seat mile increased 8% as a result of increased LiveTV third party installations, fuel related taxes and services, and a $6 million write-off of development costs related to a maintenance and inventory tracking system.

Other Income (Expense).    Interest expense increased 99% primarily due to our debt financing of 16 additional aircraft and interest on our $250 million convertible debt issued in March 2005, resulting in $35 million of additional interest expense and higher interest rates, which resulted in $19 million of additional interest expense. Interest income increased by $11 million due to higher interest rates. Capitalized interest increased 79%, or $7 million, due to higher predelivery deposit balances and increased rates.

Our effective tax rate decreased to 15% in 2005 from 38% in 2004. The decrease is attributable to our decreased profitability resulting primarily from higher fuel prices and the non-deductibility of certain items for tax purposes.

    Quarterly Results of Operations

The following table sets forth selected financial data and operating statistics for the four quarters ended December 31, 2006. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10-K.

	Three Months Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Statements of Operations Data
(dollars in millions)
Operating revenues	$490	$612	$628	$633
Operating expenses:
Salaries, wages and benefits	132	134	140	147
Aircraft fuel	160	192	212	188
Landing fees and other rents	38	37	42	41
Depreciation and amortization	34	37	39	41
Aircraft rent	22	25	27	29
Sales and marketing	20	30	27	27
Maintenance materials and repairs	21	23	23	20
Other operating expenses (1)	88	87	77	76
Total operating expenses	515	565	587	569
Operating income (loss)	(25)	47	41	64
Other income (expense)	(22)	(22)	(40)	(34)
Income (loss) before income taxes	(47)	25	1	30
Income tax expense (benefit)	(15)	11	1	13
Net income (loss)	$(32)	$14	$—	$17
Operating margin	(5.2)%	7.7%	6.6%	10.2%
Pre-tax margin	(9.7)%	4.1%	0.2%	4.7%
Operating Statistics:
Revenue passengers (thousands)	4,335	4,525	4,773	4,932
Revenue passenger miles (millions)	5,536	5,924	6,062	5,798
Available seat miles (ASMs) (millions)	6,577	7,202	7,537	7,278
Load factor	84.2%	82.2%	80.4%	79.7%
Breakeven load factor (2)	92.7%	79.5%	79.7%	76.0%
Aircraft utilization (hours per day)	12.8	13.0	12.7	12.5
Average fare	$106.86	$127.87	$123.41	$120.01
Yield per passenger mile (cents)	8.37	9.77	9.72	10.21
Passenger revenue per ASM (cents)	7.04	8.03	7.82	8.13
Operating revenue per ASM (cents)	7.46	8.48	8.33	8.71
Operating expense per ASM (cents)	7.84	7.83	7.79	7.82
Operating expense per ASM, excluding fuel (cents)	5.40	5.17	4.98	5.24
Airline operating expense per ASM (cents) (2)	7.76	7.77	7.74	7.75
Departures	34,417	37,688	42,311	44,736
Average stage length (miles)	1,246	1,253	1,181	1,087
Average number of operating aircraft during period	95.5	102.6	112.0	115.8
Average fuel cost per gallon	$1.86	$2.06	$2.12	$1.92
Fuel gallons consumed (millions)	86	93	100	98
Percent of sales through jetblue.com during period	82.3%	79.5%	78.7%	76.2%
Full-time equivalent employees at period end (2)	9,039	9,337	9,223	9,265

(1)	During the third and fourth quarters of 2006, we sold five Airbus A320 aircraft, which resulted in gains of $7 million and $5 million, respectively.

(2)	Excludes results of operations and employees of LiveTV, LLC, which are unrelated to our airline operations and are immaterial to our consolidated operating results.

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

Liquidity and Capital Resources

At December 31, 2006, we had cash and cash equivalents of $10 million and investment securities of $689 million, compared to cash and cash equivalents of $6 million and investment securities of $478 million at December 31, 2005. The increase in our cash and investment balances during 2006 resulted primarily from proceeds received from several financings of our previously unsecured assets. We presently have no lines of credit other than two short-term borrowing facilities for certain aircraft predelivery deposits. At December 31, 2006, we had $39 million in borrowings outstanding under these facilities.

We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities totaled $274 million in 2006, $170 million in 2005 and $199 million in 2004. The $104 million increase in cash flows from operations in 2006 compared to 2005 was primarily a result of the growth of our business, offset in part by the increase in fuel prices. Cash flows from operations in 2005 compared to 2004 declined due to 52% higher fuel prices, partially offset by a 28% increase in revenue passenger miles. Net cash used in investing and financing activities was $270 million in 2006, $183 million in 2005 and $283 million in 2004.

Investing Activities.    During 2006, capital expenditures related to our purchase of flight equipment included expenditures of $874 million for 30 aircraft and five spare engines, $106 million for flight equipment deposits and $33 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $89 million. Net cash used for the purchase of investment securities was $213 million. Other investing activities included the receipt of $154 million in proceeds from the sale of five Airbus A320 aircraft and the refund of $19 million in flight equipment deposits related to aircraft delivery deferrals.

During 2005, capital expenditures related to our purchase of flight equipment included expenditures of $711 million for 17 aircraft and three spare engines, $183 million for flight equipment deposits and $81 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $125 million. Net cash used for the purchase of investment securities was $66 million. Additional cash required for security deposits was $86 million, of which $80 million related to our lease for a new terminal at JFK.

Financing Activities.    Financing activities during 2006 consisted primarily of (1) the sale and leaseback over 18 years of 16 EMBRAER 190 aircraft for $406 million by a U.S. leasing institution, (2) our issuance of $329 million in fixed rate equipment notes to various European financial institutions secured by nine Airbus A320 aircraft and one EMBRAER 190 aircraft, (3) our issuance of $69 million in floating rate equipment notes to various European financial institutions secured by two Airbus A320 aircraft, (4) our issuance of $223 million in fixed and floating rate debt to various U.S. and European financial institutions secured by eight Airbus A320 aircraft, five of which were refinanced, (5) reimbursement of construction costs incurred for our new terminal at JFK of $179 million, (6) the financing of previously unsecured owned assets for $234 million, (7) scheduled maturities of $162 million of debt and (8) the repayment of $105 million of debt in connection with the sale of five Airbus A320 aircraft.

In June 2006, we filed an automatic shelf registration statement with the SEC relating to our sale, from time to time, in one or more public offerings of debt securities, pass-through certificates, common stock, preferred stock and/or other securities. The net proceeds of any securities we sell under this registration statement may be used to fund working capital and capital expenditures, including the purchase of aircraft and construction of facilities on or near airports. Through December 31, 2006, we had issued a total of $124 million of pass-through certificates under this registration statement to finance certain previously purchased aircraft spare parts.

Financing activities during 2005 consisted primarily of (1) our November 2005 public offering of 12.9 million shares of our common stock at $12.00 per share, as adjusted for our December 2005 three-for-two stock split, raising net proceeds of $153 million, (2) the sale and leaseback over 18 years of six EMBRAER 190 aircraft for $152 million by a U.S. leasing institution, (3) the financing of 15 Airbus A320 aircraft with $498 million in floating rate equipment notes purchased with the proceeds from our November 2004 public offering of Series 2004-2 pass-through certificates, (4) our issuance of a $33 million 12-year fixed rate equipment note issued to a European bank secured by one Airbus A320 aircraft, (5) our March 2005 issuance of $250 million of 3¾% convertible debentures due 2035, raising net proceeds of approximately $243 million, (6) the financing of flight training devices with $50 million in secured loan proceeds from Export Development Canada, (7) the financing of a hangar and training center in Orlando, FL with $47 million in special facilities bonds, of which $41 million was received by year end, and (8) scheduled maturities of $117 million of debt.

None of our lenders or lessors are affiliated with us. Our short-term borrowings consist of two floating rate facilities, each with a group of commercial banks to finance aircraft predelivery deposits.

Capital Resources.    We have been able to generate sufficient funds from operations to meet our working capital requirements. We do not currently have any lines of credit, other than our short-term aircraft predelivery deposit facilities, and virtually all of our property and equipment is encumbered. We typically finance our aircraft through either secured debt or lease financing. At December 31, 2006, we operated a fleet of 119 aircraft, of which 47 were financed under operating leases, two were financed under capital leases and the remaining 70 were financed by secured debt. Financing in the form of secured debt or operating leases had been arranged for seven of our 12 Airbus A320 aircraft and for eight of our 10 EMBRAER 190 aircraft scheduled for delivery in 2007. Although we believe that debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot assure you that we will be able to secure financing on terms attractive to us, if at all. While these financings may or may not result in an increase in liabilities on our balance sheet, our fixed costs will increase significantly regardless of the financing method ultimately chosen. To the extent we cannot secure financing, we may be required to modify our aircraft acquisition plans or incur higher than anticipated financing costs.

Working Capital.    We had working capital of $73 million at December 31, 2006, compared to a working capital deficit of $41 million at December 31, 2005. We expect to meet our obligations as they become due through available cash, investment securities and internally generated funds, supplemented as necessary by debt and/or equity financings and proceeds from aircraft sale and leaseback transactions. We expect to generate positive working capital through our operations. However, we cannot predict what the effect on our business might be from the extremely competitive environment we are operating in or from events that are beyond our control, such as continued unprecedented high fuel prices, the impact of airline bankruptcies or consolidations, U.S. military actions or acts of terrorism. Assuming that we utilize the predelivery short-term borrowing facilities available to us and obtain financing for the seven remaining aircraft scheduled for delivery in 2007, we believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

Contractual Obligations

Our noncancelable contractual obligations at December 31, 2006 include (in millions):

	Payments due in
	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt and capital lease obligations (1)	$4,312	$350	$387	$282	$275	$271	$2,747
Lease commitments	2,177	217	216	190	170	159	1,225
Flight equipment obligations	5,705	775	835	965	1,030	1,000	1,100
Short-term borrowings	39	39	—	—	—	—	—
Financing obligations and other (2)	2,333	147	119	138	147	168	1,614
Total	$14,566	$1,528	$1,557	$1,575	$1,622	$1,598	$6,686

(1)	Includes actual interest and estimated interest for floating-rate debt based on December 31, 2006 rates.

(2)	Amounts include noncancelable commitments for the purchase of goods and services.

The interest rates are fixed for $1.03 billion of our debt and capital lease obligations, with the remaining $1.70 billion having floating interest rates. The floating interest rates adjust quarterly or semi-annually based on the London Interbank Offered Rate, or LIBOR. The weighted average maturity of all of our debt was 11 years at December 31, 2006. In 2006, we refinanced the debt on five of our Airbus A320 aircraft and, as a result, eliminated all financial covenants associated with our debt instruments. Our spare parts pass-through certificates issued in November 2006 require us to maintain certain non-financial collateral coverage ratios, which could require us to provide additional spare parts collateral or redeem some or all of the related equipment notes. At December 31, 2006, we were in compliance with all covenants of our debt and lease agreements and 93% of our owned property and equipment was collateralized.

We have operating lease obligations for 47 aircraft with lease terms that expire from 2009 to 2024. Five of these leases have variable-rate rent payments that adjust semi-annually based on LIBOR. We also lease airport terminal space and other airport facilities in each of our markets, as well as office space and other equipment. We have $97 million of restricted assets pledged under standby letters of credit related to certain of our leases, $76 million of which will expire in late 2007 and the remainder at the end of the related lease terms.

Our firm aircraft orders at December 31, 2006 consisted of 82 Airbus A320 aircraft and 78 EMBRAER 190 aircraft scheduled for delivery as follows: 22 in each of 2007 and 2008, 26 in 2009, 28 in each of 2010 and 2011, 17 in 2012, 11 in 2013 and 6 in 2014. We meet our predelivery deposit requirements for our aircraft by paying cash or by using short-term borrowing facilities for deposits required six to 24 months prior to delivery. Any predelivery deposits paid by the issuance of notes are fully repaid at the time of delivery of the related aircraft.

We also have options to acquire 48 additional Airbus A320 aircraft for delivery from 2009 through 2013 and 100 additional EMBRAER 190 aircraft for delivery from 2008 through 2015. We can elect to substitute Airbus A321 aircraft or A319 aircraft for the A320 aircraft until 21 months prior to the scheduled delivery date for those aircraft not on firm order.

In November 2005, we executed a 30-year lease agreement with the Port Authority of New York and New Jersey, or PANYNJ, for the construction and operation of a new terminal at JFK. The aggregate cost of this project is estimated at $740 million and it is expected to be completed in late 2008. We are committed to making various payments under the lease, including ground rents for the new terminal site which began on lease execution and facility rents that are anticipated to commence upon the date of beneficial occupancy. The facility rents are based on the number of passengers enplaned out of the new terminal, subject to annual minimums. The PANYNJ reimburses us for costs of this project in accordance with the terms of the lease, except for approximately $80 million in leasehold improvements that will be provided by us. For financial reporting purposes, this project will be accounted for as a financing obligation because we currently do not believe we will qualify for sale and leaseback accounting due to our continuing involvement in the property following the construction period. Minimum ground and facility rents for this terminal totaling $1.33 billion are included in the commitments table above as lease commitments and financing obligations.

Anticipated capital expenditures for facility improvements, spare parts and ground purchases for 2007 are projected to be approximately $195 million. Our commitments also include those of LiveTV, which has several noncancelable long-term purchase agreements with its suppliers to provide equipment to be installed on its customers’ aircraft, including JetBlue’s aircraft.

We enter into individual employment agreements with each of our FAA-licensed employees. Each employment agreement is for a term of five years and automatically renews for an additional five-year term unless either the employee or we elect not to renew it. Pursuant to these agreements, these employees can only be terminated for cause. In the event of a downturn in our business that would require a reduction in work hours, we are obligated to pay these employees a guaranteed level of income and to continue their benefits. As we are not currently obligated to pay this guaranteed income and benefits, no amounts related to these guarantees are included in the table above.

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

We have determined that we hold a variable interest in, but are not the primary beneficiary of, certain pass-through trusts which are the purchasers of equipment notes issued by us to finance the acquisition of new aircraft and certain aircraft spare parts owned by JetBlue and held by such pass-through trusts. These pass-through trusts maintain liquidity facilities whereby a third party agrees to make payments sufficient to pay up to 18 months of interest on the applicable certificates if a payment default occurs. The liquidity providers for the Series 2004-1 aircraft certificates and the spare parts certificates are Landesbank Hessen-Thüringen Girozentrale and Morgan Stanley Capital Services Inc. The liquidity providers for the Series 2004-2 aircraft certificates are Landesbank Baden-Württemberg and Citibank, N.A.

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

Passenger revenue.    Passenger ticket sales are initially recorded as a component of air traffic liability. Revenue is recognized when transportation is provided or when a ticket or customer credit expires, as all of our tickets are non-refundable. Upon payment of a change fee, we provide our customers with a credit that is recorded in air traffic liability, which expires 12 months from the date of scheduled travel if not used.

Accounting for long-lived assets.    In accounting for long-lived assets, we make estimates about the expected useful lives, projected residual values and the potential for impairment. In estimating useful lives and residual values of our aircraft, we have relied upon actual industry experience with the same or similar aircraft types and our anticipated utilization of the aircraft. Changing market prices of new and used aircraft, government regulations and changes in our maintenance program or operations could result in changes to these estimates. The amortization of our purchased technology, which resulted from our acquisition of LiveTV in 2002, is based on the average number of aircraft in service and expected to be in service as of the date of their acquisition. This method results in an increasing annual expense through 2009 when the last of these aircraft are expected to be placed into service and is adjusted to reflect changes in our contractual delivery schedule.

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

Stock-based compensation.    The adoption of SFAS 123(R) in 2006 required the recording of stock-based compensation expense for issuances under our stock purchase plan and stock option plan over their requisite service period using a fair value approach similar to the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123. We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards under SFAS 123(R), which is the same valuation technique we previously used for pro forma disclosures under SFAS 123. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions. We estimate the expected term of options granted using an implied life derived from the results of a lattice model, which incorporates our historical exercise and post-vesting cancellation patterns, which we believe are representative of future behavior. The expected term for our employee stock purchase plan valuation is based on the length of each purchase period as measured at the beginning of the offering period. We estimate the expected volatility of our common stock at the grant date using a blend of 75% historical volatility of our common stock and 25% implied volatility of two-year publicly traded options on our common stock as of the option grant date. Our decision to use a blend of historical and implied volatility was based upon the volume of actively traded options on our common stock and our belief that historical volatility alone may not be completely representative of future stock price trends. Regardless of the method selected, significant judgment is required for some of the valuation variables. The most significant of these is the volatility of our common stock and the estimated term over which our stock options will be outstanding. The valuation calculation is sensitive to even slight changes in these estimates.

Although there was no impact to our overall cash flows, the adoption of SFAS 123(R) did have a significant impact on our results of operations. Most of the stock-based compensation expense recorded in 2006 related to our stock purchase plan and stock options granted in 2006, as we accelerated the vesting of 20 million outstanding stock options in December 2005.

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

Derivative instruments used for aircraft fuel.    We utilize financial derivative instruments to manage the risk of changing aircraft fuel prices. We do not purchase or hold any derivative instrument for trading purposes. At December 31, 2006, we had a $15 million liability related to the net fair value of our derivative instruments. Since the majority of our financial derivative instruments are not traded on a market exchange, their fair values are estimated, with the assistance of third parties, through the use of present value methods or standard option value models, with assumptions about commodity prices based on those observed in underlying markets. When possible, we designate these instruments as cash flow hedges for accounting purposes, as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, which permits the deferral of the effective portions of gains or losses until contract settlement.

SFAS 133 is a complex accounting standard, requiring that we develop and maintain a significant amount of documentation related to (1) our fuel hedging program and strategy, (2) statistical analysis supporting a highly correlated relationship between the underlying commodity in the derivative financial instrument and the risk being hedged (i.e. aircraft fuel) on both a historical and prospective basis and (3) cash flow designation for each hedging transaction executed, to be developed concurrently with the hedging transaction. This documentation requires that we estimate forward aircraft fuel prices since there is no reliable forward market for aircraft fuel. These prices are developed through the observation of similar commodity futures prices, such as crude oil and/or heating oil, and adjusted based on variations to those like commodities. Historically, our hedges have settled within 24 months; therefore, the deferred effective portions of gains and losses have been recognized into earnings over a relatively short period of time.

Frequent flyer accounting.    We utilize a number of estimates in accounting for our TrueBlue customer loyalty program, which are consistent with industry practices. We record a liability, which was $4 million as of December 31, 2006, for the estimated incremental cost of providing free travel awards, including an estimate for partially earned awards. The estimated cost includes incremental fuel, insurance, passenger food and supplies, and reservation costs. In estimating the liability, we currently assume that 90% of earned awards will be redeemed and that 30% of our outstanding points will ultimately result in awards. Periodically, we evaluate our assumptions for appropriateness, including comparison of the cost estimates to actual costs incurred as well as the expiration and redemption assumptions to actual experience. Changes in the minimum award levels or in the lives of the awards would also require us to reevaluate the liability, potentially resulting in a significant impact in the year of change as well as in future years.

We also sell TrueBlue points to participating partners. Revenue from these sales is allocated between passenger revenues and other revenues. The amount attributable to passenger revenue is determined based on the fair value of transportation expected to be provided when awards are redeemed and is recognized when travel is provided. Total sales proceeds in excess of the estimated transportation fair value is recognized at the time of sale. Deferred revenue was $19 million at December 31, 2006.

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

Aircraft fuel.    Our results of operations are affected by changes in the price and availability of aircraft fuel. To manage the price risk, we use crude or heating oil option contracts or swap agreements. Market risk is estimated as a hypothetical 10% increase in the December 31, 2006 cost per gallon of fuel. Based on projected 2007 fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $84 million in 2007, compared to an estimated $73 million for 2006 measured as of December 31, 2005. As of December 31, 2006, we had hedged approximately 38% of our projected 2007 fuel requirements. All hedge contracts existing at December 31, 2006 settle by the end of 2007.

Interest.    Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $1.03 billion of our debt and capital lease obligations, with the remaining $1.70 billion having floating interest rates. If interest rates average 10% higher in 2007 than they did during 2006, our interest expense would increase by approximately $10 million, compared to an estimated $7 million for 2006 measured as of December 31, 2005. If interest rates average 10% lower in 2007 than they did during 2006, our interest income from cash and investment balances would decrease by approximately $3 million, compared to $2 million for 2006 measured as of December 31, 2005. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate debt, cash equivalents and investment securities balances at December 31, 2006 and 2005.

Fixed Rate Debt.    On December 31, 2006, our $425 million aggregate principal amount of convertible debt had a total estimated fair value of $437 million, based on quoted market prices. If interest rates were 10% higher than the stated rate, the fair value of this debt would have been $434 million as of December 31, 2006.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10	$6
Investment securities	689	478
Receivables, less allowance (2006-$2; 2005-$1)	77	94
Inventories, less allowance (2006-$2; 2005-$1)	27	21
Prepaid expenses and other	124	36
Total current assets	927	635
PROPERTY AND EQUIPMENT
Flight equipment	3,111	2,567
Predelivery deposits for flight equipment	243	298
	3,354	2,865
Less accumulated depreciation	242	180
	3,112	2,685
Other property and equipment	422	352
Less accumulated depreciation	96	59
	326	293
Total property and equipment	3,438	2,978
OTHER ASSETS
Purchased technology, less accumulated amortization (2006-$36; 2005-$25)	32	43
Assets constructed for others	186	30
Restricted cash	120	111
Other	140	95
Total other assets	478	279
TOTAL ASSETS	$4,843	$3,892

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$136	$99
Air traffic liability	340	243
Accrued salaries, wages and benefits	73	58
Other accrued liabilities	91	53
Short-term borrowings	39	65
Current maturities of long-term debt and capital leases	175	158
Total current liabilities	854	676
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	2,626	2,103
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	136	116
Construction obligation	186	—
Other	89	86
	411	202
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 500,000,000 shares authorized, 177,609,253 and 172,621,972 shares issued and outstanding in 2006 and 2005, respectively	2	2
Additional paid-in capital	813	764
Retained earnings	144	145
Accumulated other comprehensive loss	(7)	—
Total stockholders’ equity	952	911
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,843	$3,892

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
OPERATING REVENUES
Passenger	$2,223	$1,620	$1,220
Other	140	81	45
Total operating revenues	2,363	1,701	1,265
OPERATING EXPENSES
Salaries, wages and benefits	553	428	337
Aircraft fuel	752	488	255
Landing fees and other rents	158	112	92
Depreciation and amortization	151	115	77
Aircraft rent	103	74	70
Sales and marketing	104	81	63
Maintenance materials and repairs	87	64	45
Other operating expenses	328	291	215
Total operating expenses	2,236	1,653	1,154
OPERATING INCOME	127	48	111
OTHER INCOME (EXPENSE)
Interest expense	(173)	(107)	(53)
Capitalized interest	27	16	9
Interest income and other	28	19	8
Total other income (expense)	(118)	(72)	(36)
INCOME (LOSS) BEFORE INCOME TAXES	9	(24)	75
Income tax expense (benefit)	10	(4)	29
NET INCOME (LOSS)	$(1)	$(20)	$46
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$—	$(0.13)	$0.30
Diluted	$—	$(0.13)	$0.28

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1)	$(20)	$46
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	10	(4)	29
Depreciation	136	101	67
Amortization	18	16	11
Stock-based compensation	21	9	2
Changes in certain operating assets and liabilities:
Increase in receivables	(12)	(28)	(20)
Increase in inventories, prepaid and other	(28)	(20)	(6)
Increase in air traffic liability	97	69	39
Increase in accounts payable and other accrued liabilities	33	54	21
Other, net	—	(7)	10
Net cash provided by operating activities	274	170	199
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(996)	(917)	(611)
Predelivery deposits for flight equipment	(106)	(183)	(180)
Assets constructed for others	(149)	(24)	(6)
Proceeds from sale of flight equipment	154	—	—
Refund of predelivery deposits for flight equipment	19	—	—
Purchase of held-to-maturity investments	(23)	(5)	(19)
Proceeds from maturities of held-to-maturity investments	15	18	25
Purchase of available-for-sale securities	(1,002)	(758)	(430)
Sale of available-for-sale securities	797	679	506
Increase in restricted cash and other assets	(16)	(86)	(5)
Net cash used in investing activities	(1,307)	(1,276)	(720)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	28	178	20
Issuance of long-term debt	855	872	499
Aircraft sale and leaseback transactions	406	152	—
Short-term borrowings	45	68	44
Construction obligation	179	—	—
Repayment of long-term debt and capital lease obligations	(390)	(117)	(77)
Repayment of short-term borrowings	(71)	(47)	(30)
Other, net	(15)	(13)	(19)
Net cash provided by financing activities	1,037	1,093	437
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4	(13)	(84)
Cash and cash equivalents at beginning of period	6	19	103
Cash and cash equivalents at end of period	$10	$6	$19

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Compensation		Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2003	153	$1	$552	$119		$(8)	$6	$670
Net income	—	—	—	46	—		—	46
Change in fair value of derivatives, net of $8 in taxes	—	—	—	—	—		13	13
Reclassifications into earnings, net of $4 in taxes	—	—	—	—	—		(6)	(6)
Total comprehensive income								53
Exercise of common stock options	2	—	4	—	—		—	4
Tax benefit of options exercised	—	—	9	—	—		—	9
Amortization of unearned compensation	—	—	—	—	2		—	2
Stock issued under crewmember stock purchase plan	1	—	16	—	—		—	16
Balance at December 31, 2004	156	1	581	165	(6)		13	754
Net loss	—	—	—	(20)	—		—	(20)
Reclassifications into earnings, net of $8 in taxes	—	—	—	—	—		(13)	(13)
Total comprehensive loss								(33)
Proceeds from secondary offering, net of offering expenses	13	1	152	—	—		—	153
Exercise of common stock options	2	—	6	—	—		—	6
Tax benefit of options exercised	—	—	5	—	—		—	5
Amortization of unearned compensation	—	—	—	—	2		—	2
Stock issued under crewmember stock purchase plan	2	—	17	—	—		—	17
Acceleration of stock options	—	—	3		4		—	7
Balance at December 31, 2005	173	2	764	145	—		—	911
Net loss	—	—	—	(1)	—		—	(1)
Change in fair value of derivatives, net of $5 in taxes	—	—	—	—	—		(7)	(7)
Total comprehensive loss								(8)
Exercise of common stock options	3	—	11	—	—		—	11
Stock compensation expense	—	—	21	—	—		—	21
Stock issued under crewmember stock purchase plan	2	—	17	—	—		—	17
Balance at December 31, 2006	178	$2	$813	$144	$—		$(7)	$952

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

JetBlue Airways Corporation is a low-cost passenger airline that provides high quality customer service at low fares primarily on point-to-point routes. We offer our customers a high quality product with new aircraft, leather seats, free in-flight entertainment at every seat, pre-assigned seating and reliable performance. We commenced service in February 2000 and established our primary base of operations at New York’s John F. Kennedy International Airport, or JFK, which serves as the origination or destination for 62% of our flights. We currently serve 50 destinations in 21 states, Puerto Rico, Mexico and the Caribbean. LiveTV, LLC, or LiveTV, a wholly owned subsidiary, provides in-flight entertainment systems for commercial aircraft, including live in-seat satellite television, digital satellite radio, wireless aircraft data link service and cabin surveillance systems.

Note 1—Summary of Significant Accounting Policies

Basis of Presentation:    Our consolidated financial statements include the accounts of JetBlue Airways Corporation, or JetBlue, and our subsidiaries, collectively ‘‘we’’ or the ‘‘Company’’, with all intercompany transactions and balances having been eliminated. Air transportation services accounted for substantially all the Company’s operations in 2006, 2005 and 2004. Accordingly, segment information is not provided for LiveTV.

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

Investment Securities:    Investment securities consist of the following: (a) auction rate securities with auction reset periods less than 12 months, classified as available-for-sale securities and stated at fair value; (b) investment-grade interest bearing instruments maturing in 12 months or less, classified as held-to-maturity investments and stated at amortized cost; and (c) financial derivative instruments settling within 12 months, stated at fair value. The cost of securities sold is based on specific identification.

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

Property under capital leases are recorded at an amount equal to the present value of future minimum lease payments computed on the basis of our incremental borrowing rate, or, when known, the interest rate implicit in the lease. Amortization of property under capital leases is on a straight-line basis over the expected useful life and is included in depreciation and amortization expense.

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted future cash flows estimated to be generated by these assets are less than the assets’ net book value. If impairment occurs, the loss is measured by comparing the fair value of the asset to its carrying amount. Impairment losses are recorded in depreciation and amortization expense.

In 2006, we sold five Airbus A320 aircraft, which resulted in a gain of $12 million that is included in other operating expenses. In December 2005, we discontinued development of a maintenance and inventory tracking system and consequently wrote off $6 million in capitalized costs. Each of these items is included in other operating expenses.

Restricted Cash:    Restricted cash primarily consists of security deposits and performance bonds for aircraft and facility leases and funds held in escrow for estimated workers’ compensation obligations.

Passenger Revenues:    Passenger revenue is recognized when the transportation is provided or after the ticket or customer credit (issued upon payment of a change fee) expires. Tickets sold but not yet recognized as revenue and unexpired credits are included in air traffic liability.

LiveTV Revenues and Expenses:    We account for LiveTV’s revenues and expenses related to the sale of hardware, maintenance of hardware, and programming services provided, as a single unit in accordance with Emerging Issues Task Force Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Revenues and expenses related to these components are recognized ratably over the service periods which currently extend through 2014. Customer advances are included in other liabilities.

Airframe and Engine Maintenance and Repair:    Regular airframe maintenance for owned and leased flight equipment is charged to expense as incurred unless covered by a third-party services contract. In 2006 and 2005, we commenced separate ten-year services agreements covering the scheduled and unscheduled repair of airframe line replacement unit components and the engines on our Airbus A320 aircraft. These agreements require monthly payments at rates based either on the number of cycles each aircraft was operated during each month or the number of flight hours each engine was operated during each month, subject to annual escalations. These payments are expensed as the related flight hours or cycles are incurred.

Advertising Costs:    Advertising costs, which are included in sales and marketing, are expensed as incurred. Advertising expense in 2006, 2005 and 2004 was $40 million, $35 million and $27 million, respectively.

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

Stock-Based Compensation:    Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards 123(R), Share-Based Payment, and related interpretations, or SFAS 123(R), to account for stock-based compensation using the modified prospective transition method and therefore will not restate our prior period results. SFAS 123(R) supersedes Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, or APB 25, and revises guidance in Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation, or SFAS 123. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to (a) unvested stock options under our 2002 Stock Incentive Plan, or the 2002 Plan, and issuances under our Crewmember Stock Purchase Plan, or CSPP, outstanding as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (b) any new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term.

Prior to January 1, 2006, we accounted for our stock-based compensation plans in accordance with APB 25 and related interpretations. Accordingly, compensation expense for a stock option grant was recognized only if the exercise price was less than the market value of our common stock on the grant date. Compensation expense was not recognized under our CSPP as the purchase price of the stock issued thereunder was not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each purchase period under the plan. Prior to our adoption of SFAS 123(R), as required under the disclosure provisions of SFAS 123, as amended, we provided pro forma net income (loss) and earnings (loss) per common share for each period as if we had applied the fair value method to measure stock-based compensation expense.

SFAS 123(R) requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. In 2006, we did not record any excess tax benefit generated from option exercises.

The table below summarizes the impact on our results of operations for the year ended December 31, 2006 of outstanding stock options under our 2002 Plan and issuances under our CSPP recognized under the provisions of SFAS 123(R) (in millions, except per share data):

2006
Stock-based compensation expense:
Issuances under crewmember stock purchase plan	$13
Employee stock options	8
Income tax expense	(4)
Decrease in net income (loss)	$17
Decrease in earnings (loss) per common share:
Basic	$0.09
Diluted	$0.09

Prior to our adoption of SFAS 123(R), we presented unearned compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123(R), on January 1, 2006, we reclassified unearned compensation to additional paid-in capital on our balance sheet. The following table illustrates the effect on net income and earnings per common share as if we had applied the fair value method to measure stock-based compensation, which is described more fully in Note 7, as required under the disclosure provisions of SFAS 123 (in millions, except per share amounts):

	Year Ended December 31,
	2005	2004
Net income (loss), as reported	$(20)	$46
Add: Stock-based compensation expense included in reported net income (loss), net of tax	8	1
Deduct: Stock-based compensation expense determined under the fair value method, net of tax
Crewmember stock purchase plan	(14)	(7)
Employee stock options	(95)	(13)
Pro forma net income (loss)	$(121)	$27
Earnings (loss) per common share:
Basic – as reported	$(0.13)	$0.30
Basic – pro forma	$(0.76)	$0.18
Diluted – as reported	$(0.13)	$0.28
Diluted – pro forma	$(0.76)	$0.16

In December 2005, we accelerated the vesting of 19.9 million stock options, representing 64% of the options then outstanding. This action resulted in non-cash, stock-based compensation expense of $7 million in 2005. It also resulted in an increase of $72 million, net of tax, in the pro forma employee stock option stock-based compensation expense shown above. The decision to accelerate vesting of these options was made primarily to avoid recognizing the related compensation cost in our future consolidated financial statements upon our adoption of SFAS 123(R).

Our policy is to issue new shares for purchases under our CSPP and exercises of stock options under our 2002 Plan.

New Accounting Standards:    In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement 109, or FIN 48, which clarifies the accounting and disclosure requirements for uncertainty in tax positions, as defined. FIN 48 requires a two-step approach to evaluate tax positions and determine if they should be recognized in the financial statements. The two-step approach involves recognizing any tax positions that are ‘‘more likely that not’’ to occur and then measuring those positions to determine if they are recognizable in the financial statements. We will adopt FIN 48 on January 1, 2007 and we do not believe its adoption will result in a material cumulative-effect adjustment.

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy, as defined and may be required to provide additional disclosures based on that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact adoption of SFAS 157 may have on our consolidated financial statements.

Note 2—Long-term Debt, Short-term Borrowings and Capital Lease Obligations

Long-term debt and the related weighted average interest rate at December 31, 2006 and 2005 consisted of the following (in millions):

	2006		2005
Secured Debt
Floating rate equipment notes, due through 2018 (1)	$772	7.2%	$875	6.3%
Floating rate enhanced equipment notes (2)(3)
Class G-1, due through 2016	341	6.0%	287	5.0%
Class G-2, due 2014 and 2016	373	6.2%	373	5.2%
Class B-1, due 2014	49	8.4%	—
Class C, due through 2008	162	9.0%	222	8.0%
Fixed rate equipment notes, due through 2019	520	6.6%	34	6.3%
Fixed rate special facility bonds, due through 2036 (4)	84	5.9%	45	6.7%
Unsecured Debt
3¾% convertible debentures due in 2035 (5)	250		250
3½% convertible notes due in 2033 (6)	175		175
Capital Leases (Note 3)	75	6.0%	—
Total debt and capital lease obligations	2,801		2,261
Less: current maturities	(175)		(158)
Long-term debt and capital lease obligations	$2,626		$2,103

(1)	Interest rates adjust quarterly or semi-annually based on the London Interbank Offered Rate, or LIBOR, plus a margin.

(2)	In November 2006, we completed a public offering of $124 million of pass-through certificates, to finance certain of our owned aircraft spare parts. Separate trusts were established for each class of these certificates. The entire principal amount of the Class G-1 and Class B-1 certificates is scheduled to be paid in a lump sum on the applicable maturity date. The interest rate for all certificates is based on three month LIBOR plus a margin. Interest is payable quarterly.

(3)	In November 2004 and March 2004, we completed public offerings of $498 million and $431 million, respectively, of pass-through certificates, to finance the purchase of 28 new Airbus A320 aircraft delivered through 2005. Separate trusts were established for each class of these certificates. Principal payments are required on the Class G-1 and Class C certificates quarterly. The entire principal amount of the Class G-2 certificates is scheduled to be paid in a lump sum on the applicable maturity dates. The interest rate for all certificates is based on three month LIBOR plus a margin. Interest is payable quarterly.

(4)	In December 2006, the New York City Industrial Development Agency issued special facility revenue bonds for JFK and, in November 2005, the Greater Orlando Aviation Authority issued special purpose airport facilities revenue bonds for reimbursement to us for certain facility construction and other costs. We have recorded the issuance of $39 million (net of $1 million discount) and $45 million (net of $2 million discount), respectively, as long-term debt on our consolidated balance sheet because we have issued a guarantee of the debt payments on the bonds. This fixed rate debt is secured by leasehold mortgages of our airport facilities.

(5)	In March 2005, we completed a public offering of $250 million aggregate principal amount of 3¾% convertible unsecured debentures due 2035, which are currently convertible into 14.6 million shares of our common stock at a price of approximately $17.10 per share, or 58.4795 shares per $1,000 principal amount of debentures, subject to further adjustment. Upon conversion, we have the right to deliver, in lieu of shares of our common stock, cash or a combination of cash and shares of our common stock. At any time, we may irrevocably elect to satisfy our conversion obligation with respect to the principal amount of the debentures to be converted with a combination of cash and shares of our common stock.

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

(6)	In July 2003, we sold $175 million aggregate principal amount of 3½% convertible unsecured notes due 2033, which are currently convertible into 6.2 million shares of our common stock at a price of approximately $28.33 per share, or 35.2941 shares per $1,000 principal amount of notes, subject to further adjustment and certain conditions on conversion. At any time on or after July 18, 2008, we may redeem the notes for cash at a redemption price of 100% of their principal amount, plus accrued and unpaid interest. Holders may require us to repurchase all or a portion of their notes for cash on July 15 of 2008, 2013, 2018, 2023, and 2028 or upon the occurrence of certain designated events at a repurchase price equal to the principal amount of the notes, plus accrued and unpaid interest. Interest is payable semi-annually on January 15 and July 15.

Maturities of long-term debt and capital leases for the next five years are as follows (in millions):

2007	$175
2008	227
2009	136
2010	139
2011	144

We have funding facilities to finance aircraft predelivery deposits. These facilities allow for borrowings of up to $77 million through December 2008, of which $38 million was unused as of December 31, 2006. Commitment fees are 0.5% per annum on the average unused portion of the facilities. The weighted average interest rate on these outstanding short-term borrowings at December 31, 2006 and 2005 was 7.1% and 6.1%, respectively.

In 2006, we refinanced $123 million of debt associated with five owned Airbus A320 aircraft, which eliminated all financial covenants associated with our debt agreements. We are subject to certain collateral ratio requirements in our spare parts pass-through certificates issued in November 2006. If we fail to maintain these collateral ratios, we will be required to provide additional spare parts collateral or redeem some or all of the related equipment notes so that the ratios return to compliance. In 2006, we sold five owned Airbus A320 aircraft for $154 million and repaid $105 million in associated debt. Aircraft, engines, predelivery deposits and other equipment and facilities having a net book value of $3.17 billion at December 31, 2006 were pledged as security under various loan agreements. Cash payments of interest, net of capitalized interest, aggregated $133 million, $79 million and $41 million in 2006, 2005 and 2004, respectively.

In June 2006, we filed an automatic shelf registration statement on Form S-3 with the SEC relating to our sale in one or more public offerings of debt securities, pass-through certificates, common stock, preferred stock and/or other securities. Through December 31, 2006, we had issued a total of $124 million in securities under this registration statement.

Note 3—Leases

We lease aircraft, as well as airport terminal space, other airport facilities, office space and other equipment, which expire in various years through 2035. Total rental expense for all operating leases in 2006, 2005 and 2004 was $190 million, $137 million and $120 million, respectively. We have $97 million in assets that serve as collateral for letters of credit related to certain of our leases, which are included in restricted cash.

At December 31, 2006, 47 of the 119 aircraft we operated were leased under operating leases, with initial lease term expiration dates ranging from 2009 to 2024. Five of the 47 aircraft leases have variable-rate rent payments based on LIBOR. Forty aircraft leases generally can be renewed at rates based on fair market value at the end of the lease term for one or two years. Thirty-seven aircraft leases have purchase options at the end of the lease term at fair market value and a one-time fixed price option during the term at amounts that were expected to approximate fair market value at inception. During 2006, we entered into sale and leaseback transactions for 16 EMBRAER 190 aircraft acquired during the year that are being accounted for as operating leases. We have deferred $11 million in gains related to these sale and leaseback transactions, which are being recognized on a straight-line basis over the related 18-year lease terms as a reduction to aircraft rent expense.

During 2006, we entered into capital lease agreements for two Airbus A320 aircraft. At December 31, 2006, these aircraft are included in property and equipment at a cost of $75 million and accumulated amortization of $1 million. The future minimum lease payments under these noncancelable leases are $8 million per year through 2010, $7 million in 2011 and $73 million in the years thereafter. Included in the future minimum lease payments is $37 million representing interest, resulting in a present value of capital leases of $75 million with a current portion of $4 million and a long-term portion of $71 million.

Future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 2006, are as follows (in millions):

	Aircraft	Other	Total
2007	$161	$56	$217
2008	166	50	216
2009	154	36	190
2010	136	34	170
2011	127	32	159
Thereafter	797	428	1,225
Total minimum operating lease payments	$1,541	$636	$2,177

We hold variable interests in 37 of our 47 aircraft operating leases, which are owned by single owner trusts whose sole purpose is to purchase, finance and lease these aircraft to us. Since we do not participate in these trusts and we are not at risk for losses, we are not required to include these trusts in our consolidated financial statements. Our maximum exposure is the remaining lease payments, which are reflected in the future minimum lease payments in the table above.

Note 4—Assets Constructed for Others

In November 2005, we executed a lease agreement with the Port Authority of New York and New Jersey, or PANYNJ, for the construction and operation of a new terminal at JFK. Under this lease, we are responsible for construction of a 635,000 square foot 26-gate terminal, a parking garage, roadways and an AirTrain Connector, all of which will be owned by the PANYNJ and which are collectively referred to as the Project. The lease term ends on the earlier of the thirtieth anniversary of the date of beneficial occupancy of the new terminal or November 21, 2039. We have a one-time early termination option five years prior to the end of the scheduled lease term.

The aggregate cost of the Project is estimated at $740 million and is expected to be completed in late 2008. We are making various payments under the lease, including ground rents for the new terminal site which began on lease execution, and facility rents that are anticipated to commence upon the date of beneficial occupancy. The facility rents are based on the number of passengers enplaned out of the new terminal, subject to annual minimums. The PANYNJ reimburses us for the costs of constructing the Project in accordance with the lease, except for approximately $80 million in leasehold improvements that will be provided by us.

We have evaluated this lease and have concluded that we bear substantially all of the construction period risk, as defined in Emerging Issues Task Force Issue 97-10, The Effect of Lessee Involvement in

Asset Construction. As a result, we are considered the owner of the Project for financial reporting purposes only and are required to reflect an asset and liability for in-process construction related to the Project on our balance sheets. To date, we have paid $179 million in Project costs and have capitalized $7 million in interest, which are reflected as Assets Constructed for Others in the accompanying consolidated balance sheets. Reimbursements from the PANYNJ and financing charges totaled $186 million through December 31, 2006 and are reflected as Construction Obligation in our consolidated balance sheets. Following the construction period, we do not currently anticipate that we will have satisfied the sale and leaseback accounting criteria outlined in Statement of Financial Accounting Standards No. 98, Accounting for Leases, due to our continuing involvement in the property; therefore, the completed project and related liability will remain on our balance sheets and be accounted for as a financing.

Assets Constructed for Others will be amortized over the shorter of the lease term or their economic life. Facility rents will be recorded as debt service on the Construction Obligation, with the portion not relating to interest reducing the principal balance. Ground rents are being recognized on a straight-line basis over the lease term and are reflected in the future minimum lease payments table included in Note 3. Minimum estimated facility payments, including escalations, associated with this lease are estimated to be $19 million in 2008, $29 million in 2009, $33 million in 2010, $38 million in 2011 and $905 million thereafter.

Note 5—Stockholders’ Equity

Our authorized shares of capital stock consist of 500 million shares of common stock and 25 million shares of preferred stock. The holders of our common stock are entitled to one vote per share on all matters which require a vote by the Company’s stockholders as set forth in our Amended and Restated Certificate of Incorporation and Bylaws.

We distributed 57 million shares of common stock in connection with our December 2005 three-for-two stock split. All common share and per share data for periods presented in the accompanying consolidated financial statements and notes thereto give effect to this stock split.

In November 2005, we completed a public offering of 12.9 million shares of our common stock at $12.00 per share, raising net proceeds of $153 million, after deducting discounts and commissions paid to the underwriters and other expenses incurred in connection with the offering.

Pursuant to our Stockholder Rights Agreement, which became effective in February 2002, each share of common stock has attached to it a right and, until the rights expire or are redeemed, each new share of common stock issued by the Company will include one right. Upon the occurrence of certain events, each right entitles the holder to purchase one one-thousandth of a share of Series A participating preferred stock at an exercise price of $35.55, subject to further adjustment. The rights become exercisable only after any person or group acquires beneficial ownership of 15% or more (25% or more in the case of certain specified stockholders) of the Company’s outstanding common stock or commences a tender or exchange offer that would result in such person or group acquiring beneficial ownership of 15% or more (25% or more in the case of certain stockholders) of the Company’s common stock. If after the rights become exercisable, the Company is involved in a merger or other business combination or sells more than 50% of its assets or earning power, each right will entitle its holder (other than the acquiring person or group) to receive common stock of the acquiring company having a market value of twice the exercise price of the rights. The rights expire on April 17, 2012 and may be redeemed by the Company at a price of $.01 per right prior to the time they become exercisable.

As of December 31, 2006, we had a total of 74.8 million shares of our common stock reserved for issuance under our CSPP, our 2002 Plan and for our convertible debt.

Note 6—Earnings (Loss) Per Share

The following table shows how we computed basic and diluted earnings (loss) per common share for the years ended December 31 (dollars in millions; share data in thousands):

	2006	2005	2004
Numerator:
Net income (loss) applicable to common stockholders	$(1)	$(20)	$46
Denominator:
Weighted-average shares outstanding for basic earnings (loss) per share	175,113	159,889	154,769
Effect of dilutive securities:
Employee stock options	—	—	11,403
Unvested common stock	—	—	42
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	175,113	159,889	166,214

For each of the years ended December 31, 2006 and 2005, a total 20.8 million shares issuable upon conversion of our convertible debt were excluded from the diluted earnings per share calculation since the assumed conversion would be anti-dilutive. We also excluded 31.1 million shares in each of the years ended December 31, 2006 and 2005, and 7.6 million shares issuable upon exercise of outstanding stock options for the year ended December 31, 2004, from the diluted earnings (loss) per share computation since their exercise price was greater than the average market price of our common stock or they were otherwise anti-dilutive.

Note 7—Stock-Based Compensation

Fair Value Assumptions:    We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards under SFAS 123(R) for issuances under our CSPP and our 2002 Plan. This is the same valuation technique we previously used for pro forma disclosures under SFAS 123. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. We have reviewed our historical pattern of option exercises and have determined that meaningful differences in option exercise activity existed among employee job categories. Therefore, for all stock options granted after January 1, 2006, we have categorized these awards into three groups of employees for valuation purposes. We have determined there were no meaningful differences in employee activity under our CSPP due to the broad-based nature of the plan.

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

The following table shows our assumptions used to compute the stock-based compensation expense and pro forma information for stock option grants and purchase rights under our CSPP issued for the years ended December 31:

	Stock Options
	2006	2005	2004
Expected term (years)	4.1-7.0	2.5-5.9	2.5-5.9
Expected volatility of common stock	44.1%	38.0%	38.1%
Risk-free interest rate	4.8%	4.0%	3.1%
Weighted average fair value of stock options	$5.32	$5.18	$6.17

	CSPP
	2006	2005	2004
Expected term (years)	0.5-2.0	0.5-2.0	0.5-2.0
Expected volatility of common stock	44.5%	38.0%	38.1%
Risk-free interest rate	5.0%	3.9%	2.0%
Weighted average fair value of purchase rights	$3.75	$4.33	$5.95

Unrecognized stock-based compensation expense was approximately $35 million as of December 31, 2006, relating to a total of nine million unvested stock options under our 2002 Plan and purchase rights under our CSPP. We expect to recognize this stock-based compensation expense over a weighted average period of approximately three years. The total fair value of stock options vested during the years ended December 31, 2006, 2005 and 2004 was approximately $2 million, $126 million and $15 million, respectively.

Crewmember Stock Purchase Plan:    Our CSPP, which is available to all employees, had 5.1 million shares of our common stock initially reserved for issuance at its inception in April 2002. The reserve automatically increases each January by an amount equal to 3% of the total number of shares of our common stock outstanding on the last trading day in December of the prior calendar year. In no event will any such annual increase exceed 9.1 million shares. The plan will terminate no later than the last business day of April 2012.

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

If the fair market value per share of our common stock on any purchase date within a particular offering period is less than the fair market value per share on the start date of that offering period, then the participants in that offering period will automatically be transferred and enrolled in the new two-year offering period which will begin on the next business day following such purchase date and the related purchase of shares. During 2006, 2005 and 2004, certain participants were automatically transferred and enrolled in new offering periods due to decreases in our stock price.

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

The following is a summary of CSPP share reserve activity for the years ended December 31:

	2006		2005		2004
	Shares	Weighted Average	Shares	Weighted Average	Shares	Weighted Average
Available for future purchases, beginning of year	13,706,245		10,577,175		7,540,233
Shares reserved for issuance (1)	5,178,659		4,690,645		4,593,110
Common stock purchased	(1,976,052)	$8.73	(1,561,575)	$10.83	(1,556,168)	$10.09
Available for future purchases, end of year	16,908,852		13,706,245		10,577,175

(1)	On January 1, 2007, the number of shares reserved for issuance was increased by 5,328,277 shares.

Stock Incentive Plan:    The 2002 Plan, which includes stock options issued during 1999 through 2001 under a previous plan as well as all options issued since, provides for incentive and non-qualified stock options to be granted to certain employees and members of our Board of Directors. The 2002 Plan became effective following our initial public offering. Prior to January 1, 2006, stock options under the 2002 Plan became exercisable when vested, which occurred in annual installments of three to seven years. For issuances under the 2002 Plan beginning in 2006, we revised the vesting terms so that all options granted now vest in equal installments over a period of three or five years, or upon the occurrence of a change in control. All options issued under the 2002 Plan expire ten years from the date of grant. Our policy is to grant options with the exercise price equal to the market price of the underlying common stock on the date of grant. The number of shares reserved for issuance will automatically increase each January by an amount equal to 4% of the total number of shares of our common stock outstanding on the last trading day in December of the prior calendar year. In no event will any such annual increase exceed 12.2 million shares. The 2002 Plan will terminate no later than December 31, 2011.

The following is a summary of stock option activity for the years ended December 31:

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	31,086,422	$11.52	26,966,499	$10.54	24,229,518	$8.72
Granted	4,360,949	11.43	6,600,006	13.53	4,957,950	16.90
Exercised	(3,011,260)	3.75	(1,779,598)	3.16	(1,695,065)	2.59
Forfeited and expired	(1,346,366)	14.13	(700,485)	14.07	(525,904)	12.30
Outstanding at end of year	31,089,745	12.13	31,086,422	11.52	26,966,499	10.54
Vested at end of year	24,881,786	11.86	28,411,718 (1)	11.13	5,962,386	5.74
Available for future grants (2)	6,022,883		2,132,587		1,777,914

(1)	Includes 19.9 million shares associated with our December 2005 stock option acceleration discussed in Note 1.

(2)	On January 1, 2007, the number of shares reserved for issuance was increased by 7,104,370 shares.

The following is a summary of outstanding stock options at December 31, 2006:

	Options Outstanding				Options Vested
Range of exercise prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (millions)	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (millions)
$0.33 to $14.15	20,779,698	6.4	$9.11	$110	16,220,209	5.8	$8.53	$95
$14.53 to $29.71	10,310,047	7.5	18.23	—	8,661,577	7.2	18.10	—
	31,089,745	6.8	12.13	$110	24,881,786	6.3	11.86	$95

The total intrinsic value, determined as of the date of exercise, of options exercised during the twelve months ended December 31, 2006, 2005 and 2004 was $25 million, $19 million and $24 million, respectively. We received $11 million, $6 million and $4 million in cash from option exercises for the twelve months ended December 31, 2006, 2005 and 2004, respectively.

Note 8—LiveTV

Purchased technology, which is an intangible asset related to our September 2002 acquisition of the membership interests of LiveTV, is being amortized over seven years based on the average number of aircraft expected to be in service as of the date of acquisition. Projected amortization expense is $11 million, $13 million and $8 million in 2007, 2008 and 2009, respectively.

Through December 31, 2006, LiveTV had installed in-flight entertainment systems for other airlines on 231 aircraft and had firm commitments for installations on 185 additional aircraft scheduled to be installed through 2012, with options for 187 additional installations through 2017. Revenues in 2006, 2005 and 2004 were $29 million, $19 million and $6 million, respectively. Deferred profit on hardware sales and advance deposits for future hardware sales included in long term liabilities in the accompanying consolidated balance sheets was $27 million and $21 million at December 31, 2006 and 2005, respectively. Deferred profit to be recognized on installations completed through December 31, 2006 will be approximately $4 million per year through 2009, $1 million in both 2010 and 2011 and $4 million thereafter.

Note 9—Income Taxes

The provision (benefit) for income taxes consisted of the following for the years ended December 31 (in millions):

	2006	2005	2004
Current:
Federal	$—	$—	$(1)
State and foreign	—	—	—
Deferred:
Federal	9	(4)	28
State and foreign	1	—	2
Income tax expense (benefit)	$10	$(4)	$29

The effective tax rate on income (loss) before income taxes differed from the federal income tax statutory rate for the years ended December 31 for the following reasons (in millions):

	2006	2005	2004
Income tax expense (benefit) at statutory rate	$3	$(8)	$26
Increase (decrease) resulting from:
State income tax, net of federal benefit	—	(2)	1
Stock-based compensation	4	3	1
Non-deductible meals and entertainment	2	1	1
Valuation allowance	1	2	—
Total income tax expense (benefit)	$10	$(4)	$29

Cash payments for income taxes were zero in 2006 and $1 million in both 2005 and 2004.

The net deferred taxes below include a current net deferred tax asset of $25 million and a long-term net deferred tax liability of $136 million at December 31, 2006, and a current net deferred tax asset of $10 million and a long-term net deferred tax liability of $116 million at December 31, 2005.

The components of our deferred tax assets and liabilities as of December 31 are as follows (in millions):

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$233	$230
Employee benefits	13	9
Gains from sale and leaseback of aircraft	11	5
Tax credits carryforwards	5	4
Rent expense	7	3
Deferred revenue	19	6
Derivative losses	6	—
Other	10	8
Valuation allowance	(3)	(2)
Deferred tax assets	301	263
Deferred tax liabilities:
Accelerated depreciation	(412)	(369)
Net deferred tax liability	$(111)	$(106)

For financial reporting purposes, a valuation allowance has been recognized at December 31, 2006 to reduce the deferred tax assets associated with certain of our state income tax net operating loss carryforwards, as realization is not likely.

At December 31, 2006, we had regular and alternative minimum tax net operating loss carryforwards of $612 million and $439 million, respectively, available for carryforward to reduce the tax liabilities of future years. The net operating loss carryforwards begin to expire in 2021 for federal purposes and between 2010 and 2027 for state purposes.

Note 10—Employee Retirement Plan

We sponsor a retirement savings 401(k) defined contribution plan, or the Plan, covering all of our employees. We match 100% of our employee contributions up to 3% of their compensation in cash, which then vests over five years. Participants are immediately vested in their voluntary contributions. We have a profit sharing retirement plan as a separate component of the Plan for all of our employees under which an award pool consisting of 15% of our pre-tax earnings, adjusted for stock option compensation expense, subject to Board of Director approval, is distributed on a pro rata basis based on employee compensation. These contributions vest immediately. Our contributions expensed for the Plan in 2006, 2005 and 2004 were $13 million, $8 million and $19 million, respectively. Our 2005 contributions were all related to our 401(k) plan match.

Note 11—Commitments

At December 31, 2006, our firm aircraft orders consisted of 82 Airbus A320 aircraft, 78 EMBRAER 190 aircraft and 29 spare engines scheduled for delivery through 2014. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $775 million in 2007, $835 million in 2008, $965 million in 2009, $1.03 billion in 2010, $1.00 billion in 2011 and $1.10 billion thereafter. We have options to purchase 48 Airbus A320 aircraft scheduled for delivery from 2009 through 2013 and 100 EMBRAER 190 aircraft scheduled for delivery from 2008 through 2015. Debt financing has been arranged for seven of our twelve Airbus A320 aircraft deliveries, and lease financing has been arranged for eight of our ten EMBRAER 190 aircraft deliveries scheduled for 2007.

Our commitments also include those of LiveTV, which has several noncancelable long-term purchase agreements with its suppliers to provide equipment to be installed on its customers’ aircraft, including JetBlue’s aircraft. Committed expenditures to these suppliers are approximately $36 million in 2007, $6 million in 2008, $4 million in 2009 and $3 million in both 2010 and 2011.

We enter into individual employment agreements with each of our FAA-licensed employees, which include pilots, dispatchers and technicians. Each employment agreement is for a term of five years and automatically renews for an additional five-year term unless either the employee or we elect not to renew it by giving at least 90 days notice before the end of the relevant term. Pursuant to these agreements, these employees can only be terminated for cause. In the event of a downturn in our business that would require a reduction in work hours, we are obligated to pay these employees a guaranteed level of income and to continue their benefits. None of our employees are covered by collective bargaining agreements with us.

Note 12—Contingencies

The Company is party to legal proceedings and claims that arise during the ordinary course of business. We believe that the ultimate outcome of these matters will not have a material adverse effect upon our financial position, results of operations or cash flows.

We self-insure a portion of our losses from claims related to workers’ compensation, environmental issues, property damage, medical insurance for employees and general liability. Losses are accrued based on an estimate of the ultimate aggregate liability for claims incurred, using standard industry practices and our actual experience.

We are a party to many routine contracts under which we indemnify third parties for various risks. These indemnities consist of the following:

All of our bank loans, including our aircraft and engine mortgages, contain standard provisions present in loans of this type which obligate us to reimburse the bank for any increased costs associated with continuing to hold the loan on our books which arise as a result of broadly defined regulatory changes, including changes in reserve requirements and bank capital requirements. These indemnities would have the practical effect of increasing the interest rate on our debt if they were to be triggered. In all cases, we have the right to repay the loan and avoid the increased costs. The term of these indemnities matches the length of the related loan up to 12 years.

Under both aircraft leases with foreign lessors and aircraft and engine mortgages with foreign lenders, we have agreed to customary indemnities concerning withholding tax law changes under which we are responsible, should withholding taxes be imposed, for paying such amount of additional rent or interest as is necessary to ensure that the lessor or lender still receives, after taxes, the rent stipulated in the lease or the interest stipulated under the loan. The term of these indemnities matches the length of the related lease up to 18 years.

We have various leases with respect to real property, and various agreements among airlines relating to fuel consortia or fuel farms at airports, under which we have agreed to standard language indemnifying the lessor against environmental liabilities associated with the real property or operations described under the agreement, even if we are not the party responsible for the initial event that caused the environmental damage. In the case of fuel consortia at airports, these indemnities are generally joint and several among the participating airlines. We have purchased a stand alone environmental liability insurance policy to help mitigate this exposure. Our existing aviation hull and liability policy includes some limited environmental coverage when a clean up is part of an associated single identifiable covered loss.

Under certain contracts, we indemnify specified parties against legal liability arising out of actions by other parties. The terms of these contracts range up to 30 years. Generally, we have liability insurance protecting ourselves for the obligations we have undertaken relative to these indemnities.

LiveTV provides product warranties to third party airlines to which it sells its products and services. We do not accrue a liability for product warranties upon sale of the hardware since revenue is recognized over the term of the related service agreements of up to 13 years. Expenses for warranty repairs are recognized as they occur. In addition, LiveTV has provided indemnities against any claims which may be brought against its customers related to allegations of patent, trademark, copyright or license infringement as a result of the use of the LiveTV systems.

We are unable to estimate the potential amount of future payments under the foregoing indemnities and agreements.

Note 13—Financial Instruments and Risk Management

We maintain cash and cash equivalents with various high quality financial institutions or in short-term duration high quality debt securities. Investments in highly-liquid debt securities are stated at fair value, which approximates cost. The majority of our receivables result from the sale of tickets to individuals, mostly through the use of major credit cards. These receivables are short-term, generally being settled shortly after the sale. As of December 31, 2006 and 2005, the fair value of our $425 million aggregate amount of convertible debt, based on quoted market prices, was $437 million and $438 million, respectively. The fair value of our other long-term debt, which approximated its carrying value at December 31, 2006 and 2005, was estimated using discounted cash flow analysis based on our current incremental borrowing rates for instruments with similar terms. The carrying values of all other financial instruments approximated their fair values at December 31, 2006 and 2005.

Investment securities, excluding fuel hedge derivatives, at December 31, 2006 and 2005 consisted of the following (in millions):

	2006	2005
Available-for-sale securities:
Student loan bonds	$599	$407
Asset-backed securities	25	64
Commercial paper	52	—
	676	471
Held-to-maturity securities:
Corporate bonds	13	5
Total	$689	$476

The carrying values of available-for-sale and held-to-maturity securities approximate fair value. There were no material realized gains or losses on these investments for the years ended December 31, 2006, 2005 or 2004. Contractual maturities of available-for-sale securities at December 31, 2006 consisted of $52 million maturing in 2007 and $624 million maturing after 2024.

We are exposed to the effect of changes in the price and availability of aircraft fuel. To manage this risk, we periodically purchase crude or heating oil option contracts or swap agreements. Prices for these commodities are normally highly correlated to aircraft fuel, making derivatives of them effective at offsetting aircraft fuel prices to provide some short-term protection against a sharp increase in average fuel prices. We have agreements whereby cash deposits are required if market risk exposure exceeds a specified threshold amount. The fair values of our financial derivative instruments are estimated through the use of standard option value models and/or present value methods since these instruments are not actively traded on a market exchange. The following is a summary of our derivative contracts (in millions, except as otherwise indicated):

	2006	2005
At December 31:
Fair value of derivative instruments at year end	$(15)	$2
Longest remaining term (months)	12	12
Hedged volume (barrels)	4,077	3,225

	2006	2005	2004
Year ended December 31:
Hedge effectiveness net gains (losses) recognized in aircraft fuel expense	$(4)	$43	$37
Hedge ineffectiveness net gains recognized in other income (expense)	—	—	—
Other fuel derivative net losses recognized in other income (expense)	(5)	—	—
Percentage of actual consumption economically hedged	64%	22%	42%

As of December 31, 2006, 93% of our outstanding derivative contracts were designated as cash flow hedges for accounting purposes. While outstanding, these contracts are recorded at fair value on the balance sheet with the effective portion of the change in their fair value being reflected in accumulated other comprehensive income (loss). At December 31, 2005, none of our derivative contracts were designated as cash flow hedges.

Ineffectiveness results when the change in the total fair value of the derivative instrument does not exactly equal the change in the value of our expected future cash outlays to purchase aircraft fuel. To the extent that the periodic changes in the fair value of the hedging instruments are not effective, the ineffectiveness is recognized in other income (expense) immediately. Likewise, if a hedge ceases to qualify for hedge accounting, those periodic changes in the fair value of the derivative instruments are recognized in other income (expense) in the period of the change. When aircraft fuel is consumed and the related derivative contract settles, any gain or loss previously deferred in other comprehensive income is recognized in aircraft fuel expense.

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

Note 14—Quarterly Financial Data (Unaudited)

Quarterly results of operations for the years ended December 31 are summarized below (in millions, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (2)
2006 (1)
Operating revenues	$490	$612	$628	$633
Operating income (loss)	(25)	47	41	64
Net income (loss)	(32)	14	—	17
Basic earnings (loss) per share	$(0.18)	$0.08	$—	$0.10
Diluted earnings (loss) per share	$(0.18)	$0.08	$—	$0.10
2005
Operating revenues	$373	$429	$453	$446
Operating income (loss)	25	40	14	(31)
Net income (loss)	6	13	3	(42)
Basic earnings (loss) per share	$0.04	$0.08	$0.02	$(0.25)
Diluted earnings (loss) per share	$0.04	$0.08	$0.02	$(0.25)

(1)	During the third and fourth quarters of 2006, we sold five Airbus A320 aircraft, which resulted in a gain of $7 million and $5 million, respectively.

(2)	During the fourth quarter of 2005, we recorded $7 million in non-cash stock-based compensation expense related to the acceleration of certain stock options and wrote-off $6 million in development costs related to a maintenance and inventory tracking system that was not implemented.

The sum of the quarterly earnings per share amounts does not equal the annual amount reported since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average common shares outstanding and other dilutive potential common shares.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JetBlue Airways Corporation

We have audited the accompanying consolidated balance sheets of JetBlue Airways Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JetBlue Airways Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of JetBlue Airways Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 12, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JetBlue Airways Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that JetBlue Airways Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). JetBlue Airways Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that JetBlue Airways Corporation maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, JetBlue Airways Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of JetBlue Airways Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of JetBlue Airways Corporation and our report dated February 12, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 12, 2007

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of SEC Regulation S-K. This Code of Ethics applies to our principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics is publicly available on our website at
http://investor.jetblue.com. If we make substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within four days of such amendment or waiver.

Audit Committee Financial Expert

Our Board of Directors has determined that at least one person serving on the Audit Committee is an ‘‘audit committee financial expert’’ as defined under Item 407(d)(5) of SEC Regulation S-K. Our Board of Directors has determined that Neal Moszkowski, the Chair of the Audit Committee, is an ‘‘audit committee financial expert’’ and is independent as defined under applicable SEC and Nasdaq rules.

Information relating to executive officers is set forth in Part I of this report following Item 4 under ‘‘Executive Officers of the Registrant.’’ The other information required by this Item will be included in and is incorporated herein by reference from our definitive proxy statement for our 2007 Annual Meeting of Stockholders to be held on May 9, 2007 to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our 2006 fiscal year, or our Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item will be included in and is incorporated herein by reference from our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The table below provides information relating to our equity compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance as of December 31, 2006, as adjusted for stock splits:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	34,162,438	$11.82	19,859,040
Equity compensation plans not approved by security holders	—	—	—
Total	34,162,438	$11.82	19,859,040

The number of shares reserved for issuance under our Crewmember Stock Purchase Plan and 2002 Stock Incentive Plan automatically increases on January 1 each year by 3% and 4%, respectively, of the total number of shares of our common stock outstanding on the last trading day in December of the prior calendar year. See Note 7 to our consolidated financial statements for further information regarding the material features of the above plans.

The other information required by this Item will be included in and is incorporated herein by reference from our Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in and is incorporated herein by reference from our Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in and is incorporated herein by reference from our Proxy statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial statements:
Consolidated Balance Sheets—December 31, 2006 and December 31, 2005
Consolidated Statements of Operations—For the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows—For the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Stockholders’ Equity—For the years ended December 31, 2006, 2005 and 2004
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)
Date: February 14, 2007	By: /s/ HOLLY NELSON
Senior Vice President and Controller (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 14th of February 2007 on behalf of the registrant and in the capacities indicated.

Signature	Capacity

/s/ DAVID NEELEMAN	Chief Executive Officer and Director (Principal Executive Officer)

David Neeleman

/s/ JOHN HARVEY	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

John Harvey

/s/ HOLLY NELSON	Senior Vice President and Controller (Principal Accounting Officer)

Holly Nelson

/s/ DAVID BARGER	Director

David Barger

/s/ DAVID CHECKETTS	Director

David Checketts

/s/ KIM CLARK	Director

Kim Clark

/s/ VIRGINIA GAMBALE	Director

Virginia Gambale

/s/ ANGELA GITTENS	Director

Angela Gittens

/s/ NEAL MOSZKOWSKI	Director

Neal Moszkowski

/s/ JOEL PETERSON	Director

Joel Peterson

/s/ FRANK SICA	Director

Frank Sica

Exhibit Index

2.1	Membership Interest Purchase Agreement among Harris Corporation and Thales Avionics In-Flight Systems, LLC and In-Flight Liquidating, LLC and Glenn S. Latta and Jeffrey A. Frisco and Andreas de Greef and JetBlue Airways Corporation, dated as of September 9, 2002 relating to the interests in LiveTV, LLC—incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated September 27, 2002.
3.1	Amended and Restated Certificate of Incorporation of JetBlue Airways Corporation —incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
3.2	Amended and Restated Certificate of Incorporation of JetBlue Airways Corporation —incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated July 10, 2003.
3.3	Amended and Restated Bylaws of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
3.4	Certificate of Designation of Series A Participating Preferred Stock dated April 1, 2002 —incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated July 10, 2003.
4.1	Specimen Stock Certificate—incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
4.2	Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein —incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
4.2(a)	Amendment No. 1, dated as of June 30, 2003, to Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3, filed on July 3, 2003, as amended on July 10, 2003 (File No. 333-106781).
4.2(b)	Amendment No. 2, dated as of October 6, 2003, to Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3, filed on October 7, 2003 (File No. 333-109546).
4.2(c)	Amendment No. 3, dated as of October 4, 2004, to Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K/A dated October 4, 2004.
4.3	Registration Rights Agreement, dated as of July 15, 2003, among the Company and Morgan Stanley & Co. Incorporated, Raymond James & Associates, Inc. and Blaylock & Partners, L.P.—incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.
4.4	Summary of Rights to Purchase Series A Participating Preferred Stock—incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

4.5	Stockholder Rights Agreement—incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.
4.6	Indenture, dated as of July 15, 2003, between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee, relating to the Company’s 3½% Convertible Notes due 2033—incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.
4.7	Form of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Certificate Series 2004-1G-1-O—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 24, 2004.
4.7(a)	Form of Three-Month LIBOR plus 0.420% JetBlue Airways Pass Through Certificate Series 2004-1G-2-O—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated March 24, 2004.
4.7(b)	Form of Three-Month LIBOR plus 4.250% JetBlue Airways Pass Through Certificate Series 2004-1C-O—incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated March 24, 2004.
4.7(c)	Pass Through Trust Agreement, dated as of March 24, 2004, between JetBlue Airways Corporation and Wilmington Trust Company, as Pass Through Trustee, made with respect to the formation of JetBlue Airways Pass Through Trust, Series 2004-1G-1-O and the issuance of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Trust, Series 2004-1G-1-O, Pass Through Certificates—incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated March 24, 2004(1).
4.7(d)	Revolving Credit Agreement (2004-1G-1), dated as of March 24, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-1G-1 Pass Through Trust, as Borrower, and Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated March 24, 2004 ..
4.7(e)	Revolving Credit Agreement (2004-1G-2), dated as of March 24, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-1G-2 Pass Through Trust, as Borrower, and Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated March 24, 2004.
4.7(f)	Revolving Credit Agreement (2004-1C), dated as of March 24, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-1C Pass Through Trust, as Borrower, and Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated March 24, 2004.
4.7(g)	Deposit Agreement (Class G-1), dated as of March 24, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary —incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated March 24, 2004.
4.7(h)	Deposit Agreement (Class G-2), dated as of March 24, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary —incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K dated March 24, 2004.

4.7(i)	Deposit Agreement (Class C), dated as of March 24, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary —incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K dated March 24, 2004.
4.7(j)	Escrow and Paying Agent Agreement (Class G-1), dated as of March 24, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Credit Lyonnais Securities (USA) Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-1G-1-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated March 24, 2004.
4.7(k)	Escrow and Paying Agent Agreement (Class G-2), dated as of March 24, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Credit Lyonnais Securities (USA) Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-1G-2-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated March 24, 2004.
4.7(l)	Escrow and Paying Agent Agreement (Class C), dated as of March 24, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Credit Lyonnais Securities (USA) Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-1C-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.13 to our Current Report on Form 8-K dated March 24, 2004.
4.7(m)	ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1G-1-O—incorporated by reference to Exhibit 4.14 to our Current Report on Form 8-K dated March 24, 2004(2).
4.7(n)	Schedule to the ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1G-1-O—incorporated by reference to Exhibit 4.15 to our Current Report on Form 8-K dated March 24, 2004.
4.7(o)	Schedule to the ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services, Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1G-2-O—incorporated by reference to Exhibit 4.16 to our Current Report on Form 8-K dated March 24, 2004.
4.7(p)	Schedule to the ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services, Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1C-O—incorporated by reference to Exhibit 4.17 to our Current Report on Form 8-K dated March 24, 2004.

4.7(q)	Class G-1 Above Cap Liquidity Facility Confirmation, dated March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.18 to our Current Report on Form 8-K dated March 24, 2004.
4.7(r)	Class G-2 Above Cap Liquidity Facility Confirmation, dated March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.19 to our Current Report on Form 8-K dated March 24, 2004.
4.7(s)	Class C Above Cap Liquidity Facility Confirmation, dated March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.20 to our Current Report on Form 8-K dated March 24, 2004.
4.7(t)	Guarantee, dated March 24, 2004, of Morgan Stanley Capital Services Inc. with respect to the Class G-1 Above Cap Liquidity Facility—incorporated by reference to Exhibit 4.21 to our Current Report on Form 8-K dated March 24, 2004.
4.7(u)	Guarantee, dated March 24, 2004, of Morgan Stanley Capital Services Inc. with respect to the Class G-2 Above Cap Liquidity Facility—incorporated by reference to Exhibit 4.22 to our Current Report on Form 8-K dated March 24, 2004.
4.7(v)	Guarantee, dated March 24, 2004, of Morgan Stanley Capital Services Inc. with respect to the Class C Above Cap Liquidity Facility—incorporated by reference to Exhibit 4.23 to our Current Report on Form 8-K dated March 24, 2004.
4.7(w)	Insurance and Indemnity Agreement, dated as of March 24, 2004, among MBIA Insurance Corporation, as Policy Provider, JetBlue Airways Corporation and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.24 to our Current Report on Form 8-K dated March 24, 2004.
4.7(x)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated March 24, 2004, bearing Policy Number 43567(1) issued to Wilmington Trust Company, as Subordination Agent for the Class G-1 Certificates—incorporated by reference to Exhibit 4.25 to our Current Report on Form 8-K dated March 24, 2004.
4.7(y)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated March 24, 2004, bearing Policy Number 43567(2) issued to Wilmington Trust Company, as Subordination Agent for the Class G-2 Certificates—incorporated by reference to Exhibit 4.26 to our Current Report on Form 8-K dated March 24, 2004.
4.7(z)	Intercreditor Agreement, dated as of March 24, 2004, among Wilmington Trust Company, as Pass Through Trustee, Landesbank Hessen- Thüringen Girozentrale, as Primary Liquidity Provider, Morgan Stanley Capital Services, Inc., as Above-Cap Liquidity Provider, MBIA Insurance Corporation, as Policy Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.27 to our Current Report on Form 8-K dated March 24, 2004.
4.7(aa)	Note Purchase Agreement, dated as of March 24, 2004, among JetBlue Airways Corporation, Wilmington Trust Company, in its separate capacities as Pass Through Trustee, as Subordination Agent, as Escrow Agent and as Paying Agent—incorporated by reference to Exhibit 4.28 to our Current Report on Form 8-K dated March 24, 2004.
4.7(ab)	Form of Trust Indenture and Mortgage between JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, as Mortgagee—incorporated by reference to Exhibit 4.29 to our Current Report on Form 8-K dated March 24, 2004.

4.7(ac)	Form of Participation Agreement among JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, in its separate capacities as Mortgagee, as Pass Through Trustee and as Subordination Agent—incorporated by reference to Exhibit 4.30 to our Current Report on Form 8-K dated March 24, 2004.
4.8	Form of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Certificate Series 2004-2G-1-O, with attached form of Escrow Receipt—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 9, 2004.
4.8(a)	Form of Three-Month LIBOR plus 0.450% JetBlue Airways Pass Through Certificate Series 2004-2G-2-O, with attached form of Escrow Receipt—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated November 9, 2004.
4.8(b)	Form of Three-Month LIBOR plus 3.100% JetBlue Airways Pass Through Certificate Series 2004-2C-O, with attached form of Escrow Receipt—incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated November 9, 2004.
4.8(c)	Pass Through Trust Agreement, dated as of November 15, 2004, between JetBlue Airways Corporation and Wilmington Trust Company, as Pass Through Trustee, made with respect to the formation of JetBlue Airways Pass Through Trust, Series 2004-2G-1-O and the issuance of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Trust, Series 2004-2G-1-O, Pass Through Certificates—incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated November 9, 2004(3).
4.8(d)	Revolving Credit Agreement (2004-2G-1), dated as of November 15, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-2G-1 Pass Through Trust, as Borrower, and Landesbank Baden-Württemberg, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated November 9, 2004.
4.8(e)	Revolving Credit Agreement (2004-2G-2), dated as of November 15, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-2G-2 Pass Through Trust, as Borrower, and Landesbank Baden-Württemberg, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated November 9, 2004.
4.8(f)	Revolving Credit Agreement (2004-2C), dated as of November 15, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-2C Pass Through Trust, as Borrower, and Landesbank Baden-Württemberg, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated November 9, 2004.
4.8(g)	Deposit Agreement (Class G-1), dated as of November 15, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated November 9, 2004.
4.8(h)	Deposit Agreement (Class G-2), dated as of November 15, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K dated November 9, 2004.
4.8(i)	Deposit Agreement (Class C), dated as of November 15, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K dated November 9, 2004.

4.8(j)	Escrow and Paying Agent Agreement (Class G-1), dated as of November 15, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and J.P. Morgan Securities, Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-2G-2-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent —incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated November 9, 2004.
4.8(k)	Escrow and Paying Agent Agreement (Class G-2), dated as of November 15, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and J.P. Morgan Securities, Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-2G-2-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent —incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated November 9, 2004.
4.8(l)	Escrow and Paying Agent Agreement (Class C), dated as of November 15, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and J.P. Morgan Securities, Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-2C-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.13 to our Current Report on Form 8-K dated November 9, 2004.
4.8(m)	ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2G-1-O—incorporated by reference to Exhibit 4.14 to our Current Report on Form 8-K dated November 9, 2004(4).
4.8(n)	Schedule to the ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2G-1-O—incorporated by reference to Exhibit 4.15 to our Current Report on Form 8-K dated November 9, 2004.
4.8(o)	Schedule to the ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2G-2-O—incorporated by reference to Exhibit 4.16 to our Current Report on Form 8-K dated November 9, 2004.
4.8(p)	Schedule to the ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2C-O—incorporated by reference to Exhibit 4.17 to our Current Report on Form 8-K dated November 9, 2004.
4.8(q)	Class G-1 Above Cap Liquidity Facility Confirmation, dated November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.18 to our Current Report on Form 8-K dated November 9, 2004.

4.8(r)	Class G-2 Above Cap Liquidity Facility Confirmation, dated November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.19 to our Current Report on Form 8-K dated November 9, 2004.
4.8(s)	Class C Above Cap Liquidity Facility Confirmation, dated November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.20 to our Current Report on Form 8-K dated November 9, 2004.
4.8(t)	Insurance and Indemnity Agreement, dated as of November 15, 2004, among MBIA Insurance Corporation, as Policy Provider, JetBlue Airways Corporation and Wilmington Trust Company, as Subordination Agent and Trustee—incorporated by reference to Exhibit 4.21 to our Current Report on Form 8-K dated November 9, 2004.
4.8(u)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated November 15, 2004, bearing Policy Number 45243 issued to Wilmington Trust Company, as Subordination Agent for the Class G-1 Certificates—incorporated by reference to Exhibit 4.22 to our Current Report on Form 8-K dated November 9, 2004.
4.8(v)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated November 15, 2004, bearing Policy Number 45256 issued to Wilmington Trust Company, as Subordination Agent for the Class G-2 Certificates—incorporated by reference to Exhibit 4.23 to our Current Report on Form 8-K dated November 9, 2004.
4.8(w)	Intercreditor Agreement, dated as of November 15, 2004, among Wilmington Trust Company, as Pass Through Trustee, Landesbank Baden-Württemberg, as Primary Liquidity Provider, Citibank, N.A., as Above-Cap Liquidity Provider, MBIA Insurance Corporation, as Policy Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.24 to our Current Report on Form 8-K dated November 9, 2004.
4.8(x)	Note Purchase Agreement, dated as of November 15, 2004, among JetBlue Airways Corporation, Wilmington Trust Company, in its separate capacities as Pass Through Trustee, as Subordination Agent, as Escrow Agent and as Paying Agent—incorporated by reference to Exhibit 4.25 to our Current Report on Form 8-K dated November 9, 2004.
4.8(y)	Form of Trust Indenture and Mortgage between JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, as Mortgagee—incorporated by reference to Exhibit 4.26 to our Current Report on Form 8-K dated November 9, 2004.
4.8(z)	Form of Participation Agreement among JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, in its separate capacities as Mortgagee, as Pass Through Trustee and as Subordination Agent—incorporated by reference to Exhibit 4.27 to our Current Report on Form 8-K dated November 9, 2004.
4.9	Indenture, dated as of March 16, 2005, between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee, relating to the Company’s debt securities—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 10, 2005.
4.9(a)	First Supplemental Indenture to the Indenture filed as Exhibit 4.9 to this report, dated as of March 16, 2005, between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee, relating to the Company’s 3¾% Convertible Debentures due 2035—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated March 10, 2004.

4.10	Pass Through Trust Agreement, dated as of November 14, 2006, between JetBlue Airways Corporation and Wilmington Trust Company, as Pass Through Trustee, made with respect to the formation of JetBlue Airways (Spare Parts) G-1 Pass Through Trust, and the issuance of Three-Month LIBOR plus 0.230% JetBlue Airways (Spare Parts) G-1 Pass Through Certificate—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 14, 2006.
4.10(a)	Pass Through Trust Agreement, dated as of November 14, 2006, between JetBlue Airways Corporation and Wilmington Trust Company, as Pass Through Trustee, made with respect to the formation of JetBlue Airways (Spare Parts) B-1 Pass Through Trust, and the issuance of Three-Month LIBOR plus 2.875% JetBlue Airways (Spare Parts) B-1 Pass Through Certificate—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated November 14, 2006.
4.10(b)	Revolving Credit Agreement, dated as of November 14, 2006, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways (Spare Parts) G-1 Pass Through Trust, as Borrower, and Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated November 14, 2006.
4.10(c)	ISDA Master Agreement, dated as of November 14, 2006, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways (Spare Parts) G-1 Pass Through Trust —incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated November 14, 2006.
4.10(d)	Schedule to the ISDA Master Agreement, dated as of November 14, 2006, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways (Spare parts) G-1 Pass Through Trust—incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated November 14, 2006.
4.10(e)	Class G-1 Above Cap Liquidity Facility Confirmation, dated November 14, 2006, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated November 14, 2006.
4.10(f)	Insurance and Indemnity Agreement, dated as of November 14, 2006, among MBIA Insurance Corporation, as Policy Provider, JetBlue Airways Corporation and Wilmington Trust Company, as Subordination Agent and Trustee—incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated November 14, 2006.
4.10(g)	Guarantee, dated as of November 14, 2006, by Morgan Stanley, relating to the Above-Cap Liquidity Facility—incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated November 14, 2006.
4.10(h)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated November 14, 2006, bearing Policy Number 487110 issued to Wilmington Trust Company, as Subordination Agent for the Class G-1 Certificates—incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K dated November 14, 2006.
4.10(i)	Intercreditor Agreement, dated as of November 14, 2006, among Wilmington Trust Company, as Pass Through Trustee, Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider, Morgan Stanley Capital Services, Inc., as Above-Cap Liquidity Provider, MBIA Insurance Corporation, as Policy Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K dated November 14, 2006.

4.10(j)	Note Purchase Agreement, dated as of November 14, 2006, among JetBlue Airways Corporation, Wilmington Trust Company, in its separate capacities as Pass Through Trustee, as Subordination Agent and as Mortgagee—incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated November 14, 2006.
4.10(k)	Trust Indenture and Mortgage, dated November 14, 2006, between JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, as Mortgagee—incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated November 14, 2006.
4.10(l)	Collateral Maintenance Agreement, dated as of November 14, 2006, among, JetBlue Airways Corporation, MBIA Insurance Corporation, as Initial Policy Provider, Wilmington Trust Company, as Mortgagee, and Additional Policy Provider(s), if any, which may from time to time hereafter become parties—incorporated by reference to Exhibit 4.13 to our Current Report on Form 8-K dated November 14, 2006.
4.10(m)	Reference Agency Agreement, dated November 14, 2006, among JetBlue Airways Corporation, Wilmington Trust Company as Subordination Agent and Mortgagee and Reference Agent—incorporated by reference to Exhibit 4.14 to our Current Report on Form 8-K dated November 14, 2006.
4.10(n)	Form of JetBlue Airways (Spare Parts) G-1 Pass Through Certificate (included in Exhibit 4.10)—incorporated by reference to Exhibit 4.15 to our Current Report on Form 8-K dated November 14, 2006.
4.10(o)	Form of JetBlue Airways (Spare Parts) B-1 Pass Through Certificate (included in Exhibit 4.10(a))—incorporated by reference to Exhibit 4.16 to our Current Report on Form 8-K dated November 14, 2006.
4.10(p)	Form of JetBlue Airways (Spare Parts) G-1 Equipment Note—incorporated by reference to Exhibit 4.17 to our Current Report on Form 8-K dated November 14, 2006.
4.10(q)	Form of JetBlue Airways (Spare Parts) B-1 Equipment Note—incorporated by reference to Exhibit 4.18 to our Current Report on Form 8-K dated November 14, 2006.
10.1**	Airbus A320 Purchase Agreement, dated as of April 20, 1999, between AVSA, S.A.R.L. and JetBlue Airways Corporation, including Amendments No. 1 through No. 11 and Letter Agreements No. 1 through No. 10—incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.1(a)**	Amendment No. 12 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated April 19, 2002—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
10.1(b)**	Amendment No. 13 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated November 22, 2002—incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10.1(c)**	Amendment No. 14 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated December 18, 2002—incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10.1(d)**	Amendment No. 15 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated February 10, 2003—incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.1(e)**	Amendment No. 16 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated April 23, 2003—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 30, 2003.
10.1(f)**	Amendment No. 17 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated October 1, 2003—incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2003.
10.1(g)**	Amendment No. 18 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated November 12, 2003—incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2003.
10.1(h)**	Amendment No. 19 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated June 4, 2004—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.
10.1(i)**	Amendment No. 20 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated June 7, 2004—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.
10.1(j)**	Amendment No. 21 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated November 19, 2004—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 19, 2004.
10.1(k)	Amendment No. 22 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated February 17, 2005.
10.1(l)	Amendment No. 23 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated March 31, 2005.
10.1(m)**	Amendment No. 24 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated July 21, 2005—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.
10.1(n)**	Amendment No. 25 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated November 23, 2005—incorporated by reference to Exhibit 10.1(n) to our Annual Report on Form 10-K for the year ended December 31, 2005.
10.1(o)†	Amendment No. 26 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated February 27, 2006—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
10.1(p)†	Amendment No. 27 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated April 25, 2006—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
10.1(q)†	Amendment No. 28 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated July 6, 2006—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006.

10.1(r)†	Amendment No. 29 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated December 1, 2006.
10.2**	Letter Agreement, dated April 23, 2003, between AVSA, S.A.R.L. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated June 30, 2003.
10.3**	V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, including Side Letters No. 1 through No. 3 and No. 5 through No. 9—incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.3(a)**	Side Letter No. 10 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated April 25, 2002—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
10.3(b)**	Side Letter No. 11 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated February 10, 2003—incorporated by reference to Exhibit 10.8 from our Annual Report on Form 10-K for the year ended December 31, 2002.
10.3(c)**	Side Letter No. 12 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated March 24, 2003—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.
10.3(d)**	Side Letter No. 13 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated April 23, 2003—incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated June 30, 2003.
10.3(e)**	Side Letter No. 14 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated October 3, 2003—incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2003.
10.3(f)**	Side Letter No. 15 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated November 10, 2003—incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2003.
10.3(g)**	Side Letter No. 16 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated February 20, 2004—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.
10.3(h)**	Side Letter No. 17 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated June 11, 2004—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.
10.3(i)**	Side Letter No. 18 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated November 19, 2004—incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 19, 2004.
10.3(j)**	Side Letter No. 19 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated July 21, 2005—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.

10.3(k)†	Side Letter No. 20 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated July 6, 2006—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
10.4**	Amendment and Restated Agreement between JetBlue Airways Corporation and LiveTV, LLC, dated as of December 17, 2001, including Amendments No. 1, No. 2 and 3 —incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.5**	GDL Patent License Agreement between Harris Corporation and LiveTV, LLC, dated as of September 2, 2002—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for quarterly period ended September 30, 2002.
10.6*	Employment Agreement, dated November 23, 1998, between JetBlue Airways Corporation and David Neeleman—incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.6(a)*	First Amendment to Employment Agreement, dated July 21, 2004, between JetBlue Airways Corporation and David Neeleman—incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.
10.7*	Employment Agreement, dated October 14, 1998, between JetBlue Airways Corporation and David Barger—incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.7(a)*	First Amendment to Employment Agreement, dated July 21, 2004, between JetBlue Airways Corporation and David Barger—incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.
10.8*	Employment Agreement, dated November 20, 1998, between JetBlue Airways Corporation and John Owen—incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.9*	Restricted Stock Purchase Agreement, dated as of September 18, 1998, by and between JetBlue Airways Corporation and Neeleman Holdings, L.C.—incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.10*	Restricted Stock Purchase Agreement, dated as of September 18, 1998, by and between JetBlue Airways Corporation and David Barger—incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.11*	Restricted Stock Purchase Agreement, dated as of September 18, 1998 by and between JetBlue Airways Corporation and Kelly Holdings L.C.—incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.12*	Restricted Stock Purchase Agreement, dated as of November 2, 1998, by and between JetBlue Airways Corporation and Neeleman Holdings, L.C.—incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.13*	Restricted Stock Purchase Agreement, dated as of November 2, 1998, by and between JetBlue Airways Corporation and John Owen—incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

10.14*	Non-Competition and Non-Solicitation Agreement, dated as of November 19, 1998, by and among JetBlue Airways Corporation and David Neeleman—incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.15*	1999 Stock Option/Stock Issuance Plan—incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.16*	2002 Stock Incentive Plan—incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.17*	2002 Crewmember Stock Purchase Plan—incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.18*	Amended and Restated JetBlue Airways Corporation 401(k) Retirement Plan, dated March 31, 2005—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.
10.18(a)*	Amendment to JetBlue Airways Corporation 401(k) Retirement Plan, dated November 21, 2006.
10.19	Form of Director/Officer Indemnification Agreement—incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.20	Form of Letter Agreement between JetBlue Airways Corporation, the Weston Presidio Funds and Quantum Industrial Partners LDC—incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.21**	EMBRAER-190 Purchase Agreement DCT-025/2003, dated June 9, 2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated June 30, 2003.
10.21(a)**	Amendment No. 1 to Purchase Agreement DCT-025/2003, dated as of July 8, 2005, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.
10.21(b)**	Amendment No. 2 to Purchase Agreement DCT-025/2003, dated as of January 5, 2006, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.22(b) to our Annual Report on Form 10-K for the year ended December 31, 2005.
10.21(c)†	Amendment No. 3 to Purchase Agreement DCT-025/2003, dated as of December 4, 2006, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation.
10.22**	Letter Agreement DCT-026/2003, dated June 9, 2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated June 30, 2003.
10.22(a)**	Amendment No. 1, dated as of July 8, 2005, to Letter Agreement DCT-026/2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.

10.22(b)†	Amendment No. 2, dated as of January 5, 2006, to Letter Agreement DCT-026/2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation.
10.22(c)†	Amendment No. 3, dated as of December 4, 2006, to Letter Agreement DCT-026/2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation.
10.23	Agreement of Lease (Port Authority Lease No. AYD-265), dated as of November 1, 2002, between The Port Authority of New York and New Jersey and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 24, 2004.
10.24	Agreement of Lease (Port Authority Lease No. AYD-350), dated November 22, 2005, between The Port Authority of New York and New Jersey and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 2005.
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	List of Subsidiaries
23	Consent of Ernst & Young LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.
32	Section 1350 Certifications, furnished herewith.
99.1	Letter of Approval from the City of Long Beach Department of Public Works, dated May 22, 2001, approving City Council Resolution C-27843 regarding Flight Slot Allocation at Long Beach Municipal Airport—incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

*	Compensatory plans in which the directors and executive officers of JetBlue participate.

**	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with and approved by the Commission.

†	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the Commission.

(1)	Documents substantially identical in all material respects to the document filed as Exhibit 4.4 to our Current Report on Form 8-K dated March 24, 2004 (which exhibit relates to formation of JetBlue Airways Pass Through Trust, Series 2004-1G-1-O and the issuance of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Trust, Series 2004-1G-1-O, Pass Through Certificates) have been entered into with respect to formation of each of JetBlue Airways Pass Through Trusts, Series 2004-1G-2-O and Series 2004-1C-O and the issuance of each of Three-Month LIBOR plus 0.420% JetBlue Airways Pass Through Trust, Series 2004-1G-2-O and Three-Month LIBOR plus 4.250% JetBlue Airways Pass Through Trust, Series 2004-1C-O. Pursuant to Instruction 2 of Item 601 of Regulation S-K, Exhibit 99.1, incorporated by reference to our Current Report on Form 8-K dated March 24, 2004, sets forth the terms by which such substantially identical documents differ from Exhibit 4.7(c).

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JetBlue Airways Corporation

We have audited the consolidated financial statements of JetBlue Airways Corporation as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, and have issued our report thereon dated February 12, 2007 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(2) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based compensation.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York
February 12, 2007

S-1

JetBlue Airways Corporation
Schedule II – Valuation and Qualifying Accounts
(in thousands)

		Additions
Description	Balance at beginning of period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at end of period
Year Ended December 31, 2006
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,180	$1,155	$—	$727	(1)	$1,608
Allowance for obsolete inventory parts	997	670	—	—		1,667
Year Ended December 31, 2005
Allowances deducted from asset accounts:
Allowance for doubtful accounts	622	1,471	—	913	(1)	1,180
Allowance for obsolete inventory parts	628	369	—	—		997
Year Ended December 31, 2004
Allowances deducted from asset accounts:
Allowance for doubtful accounts	903	1,773	—	2,054	(1)	622
Allowance for obsolete inventory parts	369	259	—	—		628

(1)	Uncollectible accounts written off, net of recoveries

S-2