Form 10-Q
period 2007-03-31
JETBLUE AIRWAYS CORP
filed 2007-04-24
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

As of March 31, 2007, there were 178,554,075 shares of the registrant’s common stock, par value $0.01, outstanding.

JetBlue Airways Corporation

FORM 10-Q

PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$56	$10
Investment securities	718	689
Receivables, less allowance	83	77
Prepaid expenses and other	143	151
Total current assets	1,000	927
PROPERTY AND EQUIPMENT
Flight equipment	3,296	3,111
Predelivery deposits for flight equipment	242	243
	3,538	3,354
Less accumulated depreciation	267	242
	3,271	3,112
Other property and equipment	423	422
Less accumulated depreciation	106	96
	317	326
Total property and equipment	3,588	3,438
OTHER ASSETS
Purchased technology, net	30	32
Assets constructed for others	265	186
Restricted cash	122	120
Other	140	140
Total other assets	557	478
TOTAL ASSETS	$5,145	$4,843
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$139	$136
Air traffic liability	438	340
Accrued salaries, wages and benefits	82	73
Other accrued liabilities	112	91
Short-term borrowings	27	39
Current maturities of long-term debt and capital leases	226	175
Total current liabilities	1,024	854
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	2,685	2,626
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	114	136
Construction obligation	265	186
Other	97	89
	476	411
STOCKHOLDERS’ EQUITY
Common stock, 178,554,075 and 177,609,253 shares issued and outstanding in 2007 and 2006, respectively	2	2
Additional paid-in capital	823	813
Retained earnings	122	144
Accumulated other comprehensive gain (loss)	13	(7)
Total stockholders’ equity	960	952
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,145	$4,843

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended March 31,
	2007	2006
OPERATING REVENUES
Passenger	$564	$463
Other	44	27
Total operating revenues	608	490
OPERATING EXPENSES
Salaries, wages and benefits	164	132
Aircraft fuel	190	160
Landing fees and other rents	45	38
Depreciation and amortization	42	34
Aircraft rent	30	22
Sales and marketing	29	20
Maintenance materials and repairs	26	21
Other operating expenses	95	88
Total operating expenses	621	515
OPERATING LOSS	(13)	(25)
OTHER INCOME (EXPENSE)
Interest expense	(52)	(37)
Capitalized interest	8	5
Interest income and other	12	10
Total other income (expense)	(32)	(22)
LOSS BEFORE INCOME TAXES	(45)	(47)
Income tax expense (benefit)	(23)	(15)
NET LOSS	$(22)	$(32)
LOSS PER COMMON SHARE:
Basic	$(0.12)	$(0.18)
Diluted	$(0.12)	$(0.18)

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22)	$(32)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(23)	(15)
Depreciation	39	30
Amortization	5	4
Stock-based compensation	4	5
Changes in certain operating assets and liabilities	141	102
Other, net	3	(7)
Net cash provided by operating activities	147	87
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(212)	(244)
Predelivery deposits for flight equipment	(32)	(42)
Assets constructed for others	(76)	(35)
Proceeds from maturities of held-to-maturity investments	—	5
Purchase of available-for-sale securities	(254)	(154)
Sale of available-for-sale securities	246	218
Other, net	(2)	(1)
Net cash used in investing activities	(330)	(253)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	6	2
Issuance of long-term debt	140	126
Aircraft sale and leaseback transactions	52	101
Short-term borrowings	14	19
Construction obligation	76	6
Repayment of long-term debt and capital lease obligations	(30)	(73)
Repayment of short-term borrowings	(26)	(16)
Other, net	(3)	(3)
Net cash provided by financing activities	229	162
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	46	(4)
Cash and cash equivalents at beginning of period	10	5
Cash and cash equivalents at end of period	$56	$1

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation:    Our condensed consolidated financial statements include the accounts of JetBlue Airways Corporation and our subsidiaries, collectively ‘‘we’’ or the ‘‘Company’’, with all intercompany transactions and balances having been eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with our 2006 audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

These condensed consolidated financial statements are unaudited and have been prepared by us following the rules and regulations of the Securities and Exchange Commission, or the SEC, and, in our opinion, reflect all adjustments including normal recurring items which are necessary to present fairly the results for interim periods. For the three months ended March 31, 2007, passenger revenue was reduced by $24 million of vouchers issued to customers affected by the February ice storm, net of estimated breakage. Our revenues are recorded net of excise and other related taxes in our condensed consolidated statements of operations.

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

Note 2 — Stock-Based Compensation

During the three months ended March 31, 2007, the Company granted options under our 2002 Stock Incentive Plan for the purchase of 0.7 million shares of common stock at a weighted average exercise price of $12.93 per share and a weighted average Black-Scholes Merton fair value of $5.94 per share. At March 31, 2007, options for 30.5 million shares were outstanding with a weighted-average exercise price of $12.28 per share and 12.7 million shares were available for future grants. The total intrinsic value, determined as of the date of exercise, of options exercised during the three months ended March 31, 2007 and 2006 was $7 million and $11 million, respectively. Unrecognized stock-based compensation expense was approximately $34 million as of March 31, 2007, relating to a total of 10.0 million unvested stock options under our 2002 Plan and purchase rights under our Crewmember Stock Purchase Plan, or CSPP. We expect to recognize this stock-based compensation expense over a weighted average period of approximately three years.

Note 3 — Long-term Debt and Capital Lease Obligations

During the three months ended March 31, 2007, we issued $140 million in fixed rate equipment notes due through 2019, which are secured by four Airbus A320 aircraft. At March 31, 2007, the weighted average interest rate of all of our long-term debt was 6.3% and scheduled maturities are $149 million for the remainder of 2007, $234 million in 2008, $143 million in 2009, $147 million in 2010, $152 million in 2011 and $2.09 billion thereafter. The weighted average interest rate of our outstanding short-term borrowings at March 31, 2007 and December 31, 2006 was 7.0% and 7.1%, respectively.

Note 4 — Income Taxes

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to U.S. federal tax examinations for years before 2004. State jurisdictions that remain subject to examination range from 2000 to 2004. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter. Our effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses and is offset somewhat by state tax credits.

Note 5 — Assets Constructed for Others

In November 2005, we executed a lease agreement with the Port Authority of New York and New Jersey, or the PANYNJ, for the construction and operation of a new terminal at New York’s John F. Kennedy International Airport, which the PANYNJ will own. We have evaluated this lease and have concluded that we bear substantially all of the construction period risk and, as a result, we are considered the owner of the project for financial reporting purposes only and are required to reflect an asset and liability for in-process construction related to this project on our balance sheets. To date, we have paid $254 million in project costs and have capitalized $11 million in interest, which are reflected as Assets Constructed for Others in the accompanying condensed consolidated balance sheets. Reimbursements from the PANYNJ and financing charges totaled $265 million through March 31, 2007 and are reflected as Construction Obligation in our condensed consolidated balance sheets.

Note 6 — Comprehensive Loss

Comprehensive loss includes changes in the fair value and reclassifications into earnings of amounts previously deferred related to our crude and heating oil financial derivative instruments, which qualify for hedge accounting in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Comprehensive loss was $2 million and $30 million for the three months ended March 31, 2007 and 2006, respectively.

Note 7 — Loss Per Share

The following table shows how we computed basic and diluted loss per common share (dollars in millions; share data in thousands):

	Three Months Ended March 31,
	2007	2006
Numerator:
Net loss	$(22)	$(32)
Denominator:
Weighted average shares outstanding for basic and diluted loss per share	178,204	173,246

For the three months ended March 31, 2007 and 2006, a total of 20.8 million shares issuable upon conversion of our convertible debt were excluded from the diluted loss per share computation since the assumed conversion would be anti-dilutive. We also excluded 30.5 million and 31.0 million shares issuable upon exercise of outstanding stock options for the three months ended March 31, 2007 and 2006, respectively, from the diluted loss per share computation since they were anti-dilutive.

Note 8 — Employee Retirement Plan

We sponsor a retirement savings 401(k) defined contribution plan and a profit sharing retirement plan, or the Plan, covering all of our employees. Our contributions expensed for the Plan for the three months ended March 31, 2007 and 2006 were $10 million and $3 million, respectively.

In March 2007, the trustees of the Plan approved an amendment to increase the Company’s matching contribution under the Plan from 3% to 5% of eligible earnings, retroactive to January 1, 2007. The profit sharing component of the Plan was also amended to guarantee an annual Company contribution equivalent to 5% of each employee’s eligible earnings, which would vest after three years of service. When our profit sharing formula of 15% of pre-tax earnings, as adjusted for stock option compensation expense and subject to approval of our Board of Directors, produces more than the equivalent of 5% of eligible earnings, the amount over 5% would be paid in cash to employees.

Note 9 — Commitments

Including a March 2007 amendment to our Airbus A320 purchase agreement, which deferred the delivery of four aircraft from 2009 to 2012, as of March 31, 2007, our firm aircraft orders consisted of 78 Airbus A320 aircraft, 76 EMBRAER 190 aircraft and 28 spare engines scheduled for delivery through 2014. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $545 million for the remainder of 2007, $820 million in 2008, $825 million in 2009, $1.05 billion in 2010, $1.01 billion in 2011 and $1.24 billion thereafter.

During the three months ended March 31, 2007, we entered into sale and leaseback transactions for two EMBRAER 190 aircraft as well as leases for certain other facilities and equipment. Future minimum lease payments associated with these operating leases totaled $81 million at March 31, 2007. These amounts are in addition to the minimum lease payments described in Note 3 to our audited financial statements included in our 2006 Form 10-K. We deferred $1 million in gains related to these sale and leaseback transactions, which are being recognized on a straight-line basis over their 18-year lease terms as a reduction to aircraft rent expense.

Note 10 — Financial Instruments and Risk Management

We are exposed to the effect of changes in the price and availability of aircraft fuel. To manage this risk, we periodically enter into crude or heating oil option contracts and swap agreements. The following is a summary of our derivative contracts (in millions, except as otherwise indicated):

	2007	2006
At March 31:
Fair value of derivative instruments	$20	$11
Longest remaining term (months)	12	12
Hedged volume (barrels, in thousands)	3,692	3,025

	Three Months Ended March 31,
	2007	2006
Hedge effectiveness net losses recognized in aircraft fuel expense	$(9)	$(1)
Hedge ineffectiveness net gains recognized in other income (expense)	1	1
Other hedge net gains recognized in other income (expense)	—	2
Percentage of actual consumption economically hedged	71%	72%

Note 11 — LiveTV

During the three months ended March 31, 2007, LiveTV installed in-flight entertainment systems for other airlines on 31 aircraft, bringing total installations of these systems for other airlines to 262 aircraft. Third-party revenues for the three months ended March 31, 2007 and 2006 were $8 million and $7 million, respectively. Deferred profit on hardware sales and advance deposits for future hardware sales included in non-current liabilities in the accompanying condensed balance sheets was

$34 million and $27 million at March 31, 2007 and December 31, 2006, respectively. Deferred profit to be recognized as income on installations completed through March 31, 2007 will be approximately $3 million for the remainder of 2007, $4 million in both 2008 and 2009, $1 million in both 2010 and 2011 and $4 million thereafter.

Note 12 — Subsequent Events

On April 2, 2007, our Board of Directors approved an amendment to our CSPP. Effective May 1, 2007, the series of successive overlapping 24-month offering periods and the automatic price reset feature in the CSPP will be eliminated, which will result in future participants being enrolled in one six-month offering period at a time. The amendment also changed the purchase price of the common stock issuable under the CSPP from the lesser of 85% of the market value per share at the beginning of the offering period or on the purchase date to 95% of the market value per share on the applicable purchase date. Participants enrolled in the CSPP prior to the effective date of the amendment will be allowed to continue to purchase shares in their current offering periods until they expire in 2008. As a result of this amendment, in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, common stock issued under our CSPP will be considered non-compensatory and stock-based compensation expense will no longer be recognized once the current offering periods expire.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Outlook

The first quarter of 2007 was particularly challenging due to the two ice storms that hit the New York metropolitan area and operational issues that we faced following the first storm in February. We believe we have emerged from the storms a stronger airline because of the changes we have made to our operating policies in response to these events. In addition, we have reaffirmed our dedication to our customers by introducing the JetBlue Airways Customer Bill of Rights, which provides for compensation to customers who experience avoidable inconveniences and commits us to perform at high service standards and holds us accountable if we do not. As a result of these operational changes and the introduction of our Bill of Rights, we plan to preemptively cancel more flights ahead of inclement weather than we have in the past. We also intend to implement further enhancements that will allow our customers to more efficiently make changes to their travel plans. While our advanced bookings do not currently appear to have been affected by the storm, they are weaker than we had previously forecasted due to a softening in demand across the industry for domestic air travel.

We expect our full-year operating capacity to increase approximately 11% to 13% over 2006 with the addition of eight new Airbus A320 aircraft and eight new EMBRAER 190 aircraft to our operating fleet during the remainder of 2007. The impact of the shorter range EMBRAER 190 aircraft, which is expected to represent 9% of our total estimated 2007 operating capacity, and utilization of our Airbus A320 fleet for more short- and medium-haul flying is expected to result in a 5% decrease in 2007 average stage length. While the shorter average stage length will result in higher unit costs, we expect the increase in unit revenues to be higher than the increase in unit costs. Assuming fuel prices of $2.06 per gallon, net of effective hedges, our cost per available seat mile for 2007 is expected to increase by 7% to 9% over 2006. Our operating margin is expected to be between 5% and 7% and our pre-tax margin is expected to be between 1% and 3% for the full year.

Results of Operations

Our first quarter results were significantly impacted by the effects of a major ice storm that hit the New York metropolitan area in mid-February 2007, which resulted in approximately 1,200 flight cancellations and numerous flight delays over a six day period. In response to these service disruptions, we made several fundamental changes to our operating policies, implemented new communication strategies to improve our storm response plans and introduced the JetBlue Airways Customer Bill of Rights. Although many of the provisions in this Bill of Rights were part of our previous customer service policy, it is the first of its kind in the airline industry and provides for compensation to our customers in the event that specified service levels are not met. In March 2007, the Northeast was confronted with another large ice storm. In advance of this storm, we preemptively cancelled approximately 440 flights, which enabled us to avoid many of the operational challenges we experienced due to the February storm and allowed us to almost fully return to scheduled operations after only one day of weather-related disruption.

In addition, we accelerated the timing of previously scheduled modifications to our EMBRAER 190 fleet, which are being conducted at Embraer’s facility in Nashville, Tennessee.  These modifications are expected to be completed by the end of June and should result in improved reliability of this new aircraft type.  In conjunction with this acceleration and in response to aircraft delivery delays by Embraer, we are leasing regional jet aircraft to perform some of our previously scheduled EMBRAER 190 aircraft flying.

Our on-time performance, defined by the U.S. Department of Transportation as arrival within 14 minutes of schedule, was 63.6% in 2007 compared to 70.6% in 2006 and our completion factor was 96.1% and 99.0% in 2007 and 2006, respectively. Our operating results were primarily impacted by the first quarter ice storms, but were also affected by the increased congestion at New York’s John F. Kennedy International Airport, or JFK, resulting from expanded flight activity by us and other airlines.

In February 2007, we completed the reconfiguration of our Airbus A320 fleet, removing one row of seats and reducing the seating capacity from 156 to 150 seats, which provides the most legroom in coach of all U.S. airlines. This capacity reduction will result in an increase of our revenue per available seat mile, cost per available seat mile and load factor.

Three Months Ended March 31, 2007 and 2006

We reported a net loss of $22 million for the three months ended March 31, 2007 as compared to a net loss of $32 million for the three months ended March 31, 2006. Diluted loss per share was $0.12 for the first quarter of 2007 and $0.18 for 2006. Our operating loss for the three months ended March 31, 2007 was $13 million compared to operating loss of $25 million for the same period in 2006 and our pre-tax margin was (7.3)%, an increase of 2.4 points from the same period in 2006.

Our first quarter 2007 and 2006 tax rates differ from the statutory rate due to the non-deductibility of certain items for tax purposes and the relationship of these items to our operating results for the quarter. The impact of these non-deductible items on our full-year operating results could result in our full year 2007 effective tax rate differing from that of our first quarter rate.

Operating Revenues.    Operating revenues increased 24%, or $118 million, primarily due to an increase in passenger revenues. Increased passengers resulting from a 35% increase in departures, or $34 million, and a 13% increase in yield, or $67 million, drove the increase in passenger revenues of $101 million for the three months ended March 31, 2007. Passenger revenues were reduced by $24 million of vouchers issued to customers affected by the ice storms, net of estimated breakage. In addition, our revenues were further reduced by an estimated $20 million due to flight cancellations caused by the ice storms. Although our load factor was 3.6 points lower than that of last year, the increase in our yields compensated for this decrease and we expect that yields for the full year will continue to be higher than in 2006.

Other revenue increased 62%, or $17 million, primarily due to increased passenger fees of $9 million resulting from more passengers and increased adherence to company policies, the marketing component of TrueBlue point sales of $2 million and higher mail revenues of $2 million.

Operating Expenses.    Operating expenses increased 21%, or $106 million, due primarily to having an average of 26 additional aircraft in service in 2007, which provided us with higher capacity. Operating capacity increased 12% to 7.37 billion available seat miles due to having 27% more average aircraft in service in 2007 offset partly by the EMBRAER 190 aircraft, which has lower utilization than the Airbus A320 aircraft. Operating expenses per available seat mile increased 7.5% to 8.43 cents for the three months ended March 31, 2007 due primarily to a lower average stage length. Our capacity was also reduced due to our removal of a row of seats on our Airbus A320 aircraft, which reduced our available seat miles by 2% for the quarter. Excluding fuel, our cost per available seat mile increased 8.2% from the three months ended March 31, 2006. In detail, operating costs per available seat mile were (percent changes are based on unrounded numbers):

	Three Months Ended March 31,		Percent Change
	2007	2006
	(in cents)
Operating expenses:
Salaries, wages and benefits	2.21	2.01	10.5%
Aircraft fuel	2.59	2.44	6.0%
Landing fees and other rents	.61	.57	5.8%
Depreciation and amortization	.57	.51	11.4%
Aircraft rent	.41	.34	19.3%
Sales and marketing	.40	.31	28.4%
Maintenance materials and repairs	.35	.32	8.8%
Other operating expenses	1.29	1.34	(3.1)%
Total operating expenses	8.43	7.84	7.5%

Our average stage length declined 13% to 1,086 miles due primarily to increased operation of the shorter range EMBRAER 190 aircraft. A shorter average stage length results in fewer available seat miles and, therefore, higher unit costs. We believe that most of the year-over-year increase in our total cost per available seat mile was attributable to the decrease in our average stage length and also was a significant factor of the increase of each component.

Salaries, wages and benefits increased 24%, or $32 million, due primarily to a 5% increase in average full-time equivalent employees, overtime pay resulting from the weather-related events, a change to our profit sharing plan, which now guarantees a tax deferred Company contribution of 5% of eligible earnings, and increases in our 2007 pilot pay rates. Cost per available seat mile increased 11% as a result of the higher profit sharing provision and overtime pay from the ice storms.

During 2007, our Board of Directors approved an amendment to our Crewmember Stock Purchase Plan, or CSPP, which, for all new offering periods, eliminates the two year look back feature and reduces the purchase discount from 15% to 5%. Employees who were previously participating in the CSPP will be allowed to continue to purchase our stock at a 15% discount until their current offering periods expire. As a result of this change, common stock issued under the CSPP will be considered non-compensatory, which we expect will significantly reduce our stock compensation expense in future years. In addition to the changes to our profit sharing plan, we also amended our employee retirement plan to increase our 401(k) matching contribution from 3% to 5% of eligible earnings. In 2007, we also issued, for the first time, restricted stock units under our 2002 Stock Incentive Plan and may make additional restricted stock awards in the future.

Aircraft fuel expense increased 19%, or $30 million, due to 15 million more gallons of aircraft fuel consumed resulting in $28 million of additional fuel expense and, after the impact of fuel hedging, a 1% increase in average fuel cost per gallon, or $2 million. Aircraft fuel prices remain at high levels, with our average fuel cost per gallon at $1.88 for the first quarter of 2007 compared to $1.86 for the first quarter of 2006. Our fuel costs represented 31% of our operating expenses for the three months ended March 31, 2007 and 2006. Our fuel consumption per block hour decreased 6% due to utilization of the lighter EMBRAER 190 aircraft and various fuel conservation initiatives. Cost per available seat mile increased 6% primarily due to the decrease in average stage length.

Landing fees and other rents increased 19%, or $7 million, due to a 35% increase in departures over 2006 and increased airport rents associated with opening 16 new cities since March 31, 2006. Cost per available seat mile increased 6% primarily due to the decrease in average stage length.

Depreciation and amortization increased 25%, or $8 million, due primarily to having an average of 11 more owned and capital leased aircraft, the associated depreciation of our seven-gate temporary facility at JFK, which was placed into service in June 2006, and write-offs related to the seat reconfiguration on our Airbus A320 fleet. Cost per available seat mile increased 11% due to our temporary facility at JFK and the recent seat reconfiguration, partially offset by a lower percentage of our fleet being owned or operated under a capital lease.

Aircraft rent increased 34%, or $8 million, due to 14 new EMBRAER 190 aircraft leases. Cost per available seat mile increased 19% due primarily to a higher percentage of our aircraft fleet being leased.

Sales and marketing expense increased 44%, or $9 million, due to $3 million in higher credit card fees resulting from increased passenger revenues and $5 million in increased advertising expenses. On a cost per available seat mile basis, sales and marketing expense increased 28% primarily due to higher advertising. We book the majority of our reservations through a combination of our website and our own agents (76% and 18% in 2007, respectively).

Maintenance materials and repairs increased 22%, or $5 million, due to an average of 26 additional operating aircraft in 2007 compared to the same period in 2006 and a gradual aging of our fleet. Cost per available seat mile increased 9% due primarily to an increase in engine repair rates and additional rotable part repairs. Maintenance expense is expected to increase significantly as our fleet ages.

Other operating expenses increased 9%, or $7 million, primarily due to higher variable costs associated with increased capacity and number of passengers served. Cost per available seat mile decreased 3% due to our continued focus on controlling costs, partially offset by expenses related to the leased regional jet aircraft and higher interrupted trip expenses related to the storms.

Other Income (Expense).    Interest expense increased 39%, or $15 million, due primarily to the debt and capital lease financing of 12 additional aircraft and financing of previously unsecured property, which resulted in $11 million in additional interest expense, and higher interest rates. Interest expense also includes an increased accretion in interest of $3 million related to our construction obligation for our new terminal at JFK, which was also capitalized and contributed to the $3 million increase in capitalized interest.

Interest income and other increased 23%, or $2 million, primarily due to higher interest rates and higher average cash and investment balances, offset by lower fuel hedge gains of $2 million. We are unable to predict the amount of accounting ineffectiveness related to our crude and heating oil derivative instruments each period, or the potential loss of hedge accounting, which is determined on a derivative-by-derivative basis, due to the volatility in the market for these commodities.

The following table sets forth our operating statistics for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,		Percent Change
	2007	2006
Operating Statistics:
Revenue passengers (thousands)	5,091	4,335	17.4
Revenue passenger miles (millions)	5,942	5,536	7.3
Available seat miles (ASMs) (millions)	7,370	6,577	12.1
Load factor	80.6%	84.2%	(3.6	) pts.
Breakeven load factor(1)	88.1%	92.7%	(4.6	) pts.
Aircraft utilization (hours per day)	12.7	12.8	(1.4)
Average fare	$110.79	$106.86	3.7
Yield per passenger mile (cents)	9.49	8.37	13.4
Passenger revenue per ASM (cents)	7.65	7.04	8.6
Operating revenue per ASM (cents)	8.25	7.46	10.6
Operating expense per ASM (cents)	8.43	7.84	7.5
Operating expense per ASM, excluding fuel (cents)	5.85	5.40	8.2
Airline operating expense per ASM (cents)(1)	8.36	7.76	7.7
Departures	46,574	34,417	35.3
Average stage length (miles)	1,086	1,246	(12.8)
Average number of operating aircraft during period	121.5	95.5	27.2
Average fuel cost per gallon	$1.88	$1.86	1.1
Fuel gallons consumed (millions)	101	86	17.5
Percent of sales through jetblue.com during period	76.4%	82.3%	(5.9	) pts.
Full-time equivalent employees at period end(1)	9,260	9,039	2.4

(1)	Excludes operating expenses and employees of LiveTV, LLC, which are unrelated to our airline operations.

Liquidity and Capital Resources

At March 31, 2007, we had cash and cash equivalents of $56 million and investment securities of $718 million compared to cash and cash equivalents of $10 million and investment securities of $689 million at December 31, 2006. Cash flows from operating activities were $147 million for the three months ended March 31, 2007 compared to $87 million for the three months ended March 31, 2006. The increase in operating cash flows was primarily a result of the growth of our business. We rely primarily on operating cash flows to provide working capital. We presently have no lines of credit other than two short-term borrowing facilities for certain aircraft predelivery deposits. At March 31, 2007, we had $27 million in borrowings outstanding under these facilities.

Investing Activities.    During the three months ended March 31, 2007, capital expenditures related to our purchase of flight equipment included expenditures of $203 million for six aircraft and one spare engine, $32 million for flight equipment deposits and $2 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $7 million. Net cash used for the purchase and sale of available-for-sale securities was $8 million.

During the three months ended March 31, 2006, capital expenditures related to our purchase of flight equipment included expenditures of $201 million for seven aircraft, $42 million for flight equipment deposits and $16 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $27 million. Net cash used in the purchase and sale of available-for-sale securities was $64 million.

Financing Activities.    Financing activities for the three months ended March 31, 2007 consisted of (1) the sale and leaseback over 18 years of two EMBRAER 190 aircraft for $52 million by a U.S. leasing institution, (2) our issuance of $140 million in 12-year fixed rate equipment notes to a European bank secured by four Airbus A320 aircraft, (3) scheduled maturities of $30 million of debt and capital lease obligations, and (4) reimbursement of construction costs incurred for our new terminal at JFK of $76 million.

We currently have an automatic shelf registration statement on file with the SEC relating to our sale, from time to time, in one or more public offerings of debt securities, pass-through certificates, common stock, preferred stock and/or other securities. The net proceeds of any securities we sell under this registration statement may be used to fund working capital and capital expenditures, including the purchase of aircraft and construction of facilities on or near airports. Through March 31, 2007, we had issued $124 million of pass-through certificates under this registration statement.

Financing activities for the three months ended March 31, 2006 consisted of (1) our issuance of $126 million in 12-year fixed rate equipment notes to European banks secured by three Airbus A320 aircraft and on EMBRAER 190 aircraft, (2) the sale and leaseback over 18 years of four EMBRAER 190 aircraft for $101 million by a U.S. leasing institution, (3) repayment of $45 million in debt that was secured by two Airbus A320 aircraft, and (4) scheduled maturities of $28 million of debt.

Working Capital.    We had a working capital deficit of $24 million at March 31, 2007, which is customary for airlines, primarily because air traffic liability is classified as a current liability. We expect to meet our obligations as they become due through available cash, investment securities and internally generated funds, supplemented as necessary by debt and/or equity financings and proceeds from sale and leaseback transactions. We expect to generate positive working capital through our operations. However, we cannot predict what the effect on our business might be from the extremely competitive environment we are operating in or from events that are beyond our control, such as unprecedented high fuel prices, weather-related disruptions, the impact of airline bankruptcies or consolidations, U.S. military actions or acts of terrorism. Assuming that we utilize the predelivery short-term borrowing facilities available to us and obtain financing for the seven remaining aircraft scheduled for delivery in 2007, we believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

Contractual Obligations

Our noncancelable contractual obligations at March 31, 2007 include the following (in millions):

	Payments due in
	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt and capital lease obligations(1)	$4,381	$284	$394	$289	$283	$279	$2,852
Lease commitments	2,216	171	228	200	180	167	1,270
Flight equipment obligations	5,490	545	820	825	1,050	1,015	1,235
Short-term borrowings	27	27	—	—	—	—	—
Financing obligations and other(2)	4,271	119	129	150	153	175	3,545
Total	$16,385	$1,146	$1,571	$1,464	$1,666	$1,636	$8,902

(1)	Includes actual interest and estimated interest for floating-rate debt based on March 31, 2007 rates.
(2)	Amounts include noncancelable commitments for the purchase of goods and services.

There have been no material changes in the terms of our debt instruments from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources included in our 2006 Form 10-K. We are not subject to any financial covenants in any of our debt instruments. We have $98 million of restricted cash pledged under standby letters of credit related to certain of our leases, $76 million of which will expire in 2007 and the remainder at the end of the related lease terms.

As of March 31, 2007, we operated a fleet of 100 Airbus A320 aircraft and 25 EMBRAER 190 aircraft, of which 74 were owned, 49 were leased under operating leases and two were leased under capital leases. On March 23, 2007, we accepted delivery of our 100th Airbus A320 aircraft and now operate the world’s largest fleet of Airbus A320 aircraft. The average age of our fleet was 2.7 years at March 31, 2007.

Including a March 2007 amendment to our Airbus A320 purchase agreement, which deferred the delivery of four aircraft from 2009 to 2012, as of March 31, 2007, we had on order 78 Airbus A320 aircraft and 76 EMBRAER 190 aircraft, which are scheduled for delivery through 2014 on a relatively even basis during each year, with options to acquire 48 additional Airbus A320 aircraft and 100 additional EMBRAER 190 aircraft as follows:

	Firm			Option
Year	Airbus A320	EMBRAER 190	End of Year Cumulative Total Fleet(1)	Airbus A320	EMBRAER 190	End of Year Cumulative Total Fleet(2)
Remainder of 2007	8	8	141	—	—	141
2008	12	10	163	—	5	168
2009	12	10	185	4	8	202
2010	18	10	213	4	9	243
2011	18	10	241	6	11	288
2012	10	11	262	16	12	337
2013	—	11	273	18	14	380
2014	—	6	279	—	21	407
2015	—	—	279	—	20	427
	78	76		48	100

(1)	The total fleet included in the table above may decrease as we consider additional aircraft sales, assignments and/or leases.
(2)	Assumes all options are exercised.

Committed expenditures for our 154 firm aircraft and 28 spare engines include estimated amounts for contractual price escalations and predelivery deposits. Debt and lease financing has been arranged for three of our remaining Airbus A320 aircraft and six of our remaining EMBRAER 190 aircraft deliveries scheduled for 2007. Although we believe that debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot assure you that we will be able to secure financing on terms attractive to us, if at all, which may require us to modify our aircraft acquisition plans. Capital expenditures for facility improvements, spare parts and ground purchases, are expected to be approximately $180 million for the remainder of 2007.

In November 2005, we executed a 30-year lease agreement with the Port Authority of New York and New Jersey, or the PANYNJ, for the construction and operation of a new terminal at JFK with occupancy projected in late 2008, which for financial reporting purposes only, is being accounted for as a financing obligation because we do not believe we will qualify for sale and leaseback accounting due to our continuing involvement in the property following the construction period. JetBlue has committed to rental payments under the lease, including ground rents for the new terminal site, which began on lease execution and are included as part of lease commitments in the table above. Facility rents are anticipated to commence upon the date of our beneficial occupancy of the new terminal and are included as part of financing obligations and other in the table above.

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

We have determined that we hold a variable interest in, but are not the primary beneficiary of, certain pass-through trusts which are the purchasers of equipment notes issued by us to finance the acquisition of new aircraft and held by such pass-through trusts. These pass-through trusts maintain liquidity facilities whereby a third party agrees to make payments sufficient to pay up to 18 months of interest on the applicable certificates if a payment default occurs. The liquidity providers for the Series 2004-1 certificates and the spare parts certificates are Landesbank Hessen-Thüringen Girozentrale and Morgan Stanley Capital Services Inc. The liquidity providers for the Series 2004-2 certificates are Landesbank Baden-Württemberg and Citibank, N.A.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included in our 2006 Form 10-K.

New Accounting Standards

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, or SFAS 159. This statement permits, but does not require, entities to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, and cannot be adopted early unless Statement of Financial of Accounting Standards No. 157, Fair Value Measurements, or SFAS No. 157, is also adopted. We are currently evaluating the impact adoption of SFAS 157 and SFAS 159 may have on our consolidated financial statements.

Other Information

New Service.    We continue to add new destinations, as reflected by our service planned to San Francisco, California, Nantucket, Massachusetts and Santo Domingo, Dominican Republic, all of which are scheduled to begin in May 2007.

Recent Awards.    In February 2007, JetBlue was named the Best Domestic Airline for Value by the readers of Travel + Leisure magazine. In April 2007, we were named Best Airline Value by Entrepreneur magazine and we were rated as the top major airline in domestic quality in the 17th annual national Airline Quality Ratings study for the second year in a row.

Marketing Partnership.    In March 2007, we placed our code on flights operated by Cape Air, making it possible for customers to book travel on a single itinerary between Nantucket, Martha’s Vineyard, Provincetown and Hyannis, Massachusetts and our cities that connect through Boston.

New Chief Operating Officer.    In March 2007, we named Russell Chew as our new Chief Operating Officer. Prior to joining JetBlue, Mr. Chew served as Chief Operating Officer of the Federal Aviation Administration from 2003 until February 2007. From 1985 to 2003, Mr. Chew served in various positions of increasing responsibility with American Airlines, including Managing Director of Systems Operations Control.

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

Forward-looking statements involve risks, uncertainties and assumptions and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including without limitation, our extremely competitive industry; increases in fuel prices, maintenance costs and interest rates; our ability to profitably implement our growth strategy, including the ability to operate reliably the EMBRAER 190 aircraft; our significant fixed obligations; our ability to attract and retain qualified personnel and maintain our culture as we grow; our reliance on high daily aircraft utilization; our dependence on the New York metropolitan market; our reliance on automated systems and technology; our being subject to potential unionization; our reliance on a limited number of suppliers; changes in or additional government regulation; and changes in our industry due to other airlines’ financial condition; and external geopolitical events and conditions.

Additional information concerning these and other factors is contained in our SEC filings, including but not limited to, our 2006 Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2006 Form 10-K, except as follows:

Aircraft Fuel.    As of March 31, 2007, we had hedged approximately 41% of our expected remaining 2007 fuel requirements using crude and heating oil options and swaps. Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the March 31, 2007 cost per gallon of fuel. Based on our projected twelve month fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $88 million, compared to an estimated $80 million for 2006 measured as of March 31, 2006. See Note 10 to our unaudited condensed consolidated financial statements for additional information.

Fixed Rate Debt.    On March 31, 2007, our $425 million aggregate principal amount of convertible debt had an estimated fair value of $418 million, based on quoted market prices.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

JETBLUE AIRWAYS CORPORATION
(Registrant)
Date: April 24, 2007	By:	/s/ HOLLY NELSON
Senior Vice President and Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit Number		Exhibit
10	.1+	Amendment No. 30 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated March 26, 2007.
10	.2+	Side Letter No. 21 to V2500 General Terms of Sale Agreement between IAE International Aero Engines AG and New Air Corporation, dated January 30, 2007.
10	.3+	Side Letter No. 22 to V2500 General Terms of Sale Agreement between IAE International Aero Engines AG and New Air Corporation, dated March 27, 2007.
10	.4*	Agreement between Tim Claydon and JetBlue Airways Corporation, dated January 16, 2007.
10	.5*	Agreement between Tom Anderson and JetBlue Airways Corporation, dated January 17, 2007.
10	.6*	Agreement between John Owen and JetBlue Airways Corporation, dated March 6, 2007.
12.1		Computation of Ratio of Earnings to Fixed Charges.
31.1		13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.
31.2		13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.
32		Certification Pursuant to Section 1350, furnished herewith.

+	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the SEC pursuant to a Confidential Treatment Request filed with the SEC.
*	Compensatory plans in which the directors and executive officers of JetBlue participate.