Form 10-Q
period 2007-06-30
JETBLUE AIRWAYS CORP
filed 2007-07-26
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of June 30, 2007, there were 180,031,500 shares of the registrant’s common stock, par value $0.01, outstanding.

JetBlue Airways Corporation

FORM 10-Q

PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$198	$10
Investment securities	574	689
Receivables, less allowance	86	77
Prepaid expenses and other	239	151
Total current assets	1,097	927
PROPERTY AND EQUIPMENT
Flight equipment	3,434	3,111
Predelivery deposits for flight equipment	239	243
	3,673	3,354
Less accumulated depreciation	294	242
	3,379	3,112
Other property and equipment	440	422
Less accumulated depreciation	115	96
	325	326
Total property and equipment	3,704	3,438
OTHER ASSETS
Purchased technology, net	27	32
Assets constructed for others	326	186
Other	202	260
Total other assets	555	478
TOTAL ASSETS	$5,356	$4,843
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$146	$136
Air traffic liability	439	340
Accrued salaries, wages and benefits	87	73
Other accrued liabilities	128	91
Short-term borrowings	22	39
Current maturities of long-term debt and capital leases	227	175
Total current liabilities	1,049	854
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	2,756	2,626
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	136	136
Construction obligation	326	186
Other	96	89
	558	411
STOCKHOLDERS’ EQUITY
Common stock, 180,031,500 and 177,609,253 shares issued and outstanding in 2007 and 2006, respectively	2	2
Additional paid-in capital	837	813
Retained earnings	143	144
Accumulated other comprehensive gain (loss)	11	(7)
Total stockholders’ equity	993	952
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,356	$4,843

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
OPERATING REVENUES
Passenger	$683	$579	$1,247	$1,042
Other	47	33	91	60
Total operating revenues	730	612	1,338	1,102
OPERATING EXPENSES
Salaries, wages and benefits	158	134	322	266
Aircraft fuel	226	192	416	352
Landing fees and other rents	47	37	92	75
Depreciation and amortization	43	37	85	71
Aircraft rent	30	25	60	47
Sales and marketing	31	30	60	50
Maintenance materials and repairs	27	23	53	44
Other operating expenses	95	87	190	175
Total operating expenses	657	565	1,278	1,080
OPERATING INCOME	73	47	60	22
OTHER INCOME (EXPENSE)
Interest expense	(56)	(42)	(108)	(79)
Capitalized interest	11	7	19	12
Interest income and other	15	13	27	23
Total other income (expense)	(30)	(22)	(62)	(44)
INCOME (LOSS) BEFORE INCOME TAXES	43	25	(2)	(22)
Income tax expense (benefit)	22	11	(1)	(4)
NET INCOME (LOSS)	$21	$14	$(1)	$(18)
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.12	$0.08	$—	$(0.10)
Diluted	$0.11	$0.08	$—	$(0.10)

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1)	$(18)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(1)	(4)
Depreciation	77	63
Amortization	10	10
Stock-based compensation	8	11
Changes in certain operating assets and liabilities	124	80
Other, net	2	(13)
Net cash provided by operating activities	219	129
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(392)	(555)
Predelivery deposits for flight equipment	(59)	(75)
Assets constructed for others	(131)	(52)
Purchase of held-to-maturity investments	—	(10)
Proceeds from maturities of held-to-maturity investments	7	5
Purchase of available-for-sale securities	(269)	(350)
Sale of available-for-sale securities	399	381
Other, net	4	(8)
Net cash used in investing activities	(441)	(664)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	16	12
Issuance of long-term debt	261	385
Aircraft sale and leaseback transactions	104	253
Short-term borrowings	21	34
Construction obligation	130	80
Repayment of long-term debt and capital lease obligations	(79)	(190)
Repayment of short-term borrowings	(38)	(37)
Other, net	(5)	(2)
Net cash provided by financing activities	410	535
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	188	—
Cash and cash equivalents at beginning of period	10	6
Cash and cash equivalents at end of period	$198	$6

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

Note 2 — Stock-Based Compensation

During the six months ended June 30, 2007, the Company granted options under our 2002 Stock Incentive Plan, or 2002 Plan, for the purchase of 2.6 million shares of common stock at a weighted average exercise price of $11.31 per share and a weighted average Black-Scholes Merton fair value of $5.09 per share. At June 30, 2007, options for 31.3 million shares were outstanding with a weighted-average exercise price of $12.27 per share and 11.5 million shares were available for future grants. The total intrinsic value, determined as of the date of exercise, of options exercised during the six months ended June 30, 2007 and 2006 was $11 million and $18 million, respectively. Unrecognized stock-based compensation expense was approximately $39 million as of June 30, 2007, relating to a total of 10 million unvested stock options under our 2002 Plan and purchase rights under our Crewmember Stock Purchase Plan, or CSPP. We expect to recognize this stock-based compensation expense over a weighted average period of approximately three years.

Effective May 1, 2007, all new CSPP participation is considered non-compensatory following the elimination of the 24-month offering period and the reduction of the purchase price discount from 15% to 5%. Participants previously enrolled will be allowed to continue to purchase shares in their current compensatory offering periods until these offering periods expire in 2008. The modification to our CSPP plan was done in conjunction with the modifications to our employee retirement plan discussed in Note 8.

Note 3 — Long-term Debt and Capital Lease Obligations

During the six months ended June 30, 2007, we issued $210 million in fixed rate equipment notes due through 2019, which are secured by six Airbus A320 aircraft, a $35 million floating rate equipment note due through 2019, which is secured by one Airbus A320 aircraft, and $16 million in floating rate equipment notes due through 2013, which are secured by three previously unsecured owned spare engines. At June 30, 2007, the weighted average interest rate of all of our long-term debt was 6.3% and scheduled maturities were $103 million for the remainder of 2007, $240 million in 2008, $150 million in 2009, $153 million in 2010, $159 million in 2011 and $2.18 billion thereafter. The weighted average interest rate of our outstanding short-term borrowings at June 30, 2007 and December 31, 2006 was 7.0% and 7.1%, respectively.

Note 4 — Income Taxes

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to U.S. federal tax examinations for years before 2004. State jurisdictions that remain subject to examination range from 2000 to 2005. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor have we recognized any related interest expense during 2007.

Our effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses and is offset somewhat by state tax credits.

Note 5 — Assets Constructed for Others

In November 2005, we executed a lease agreement with the Port Authority of New York and New Jersey, or the PANYNJ, for the construction and operation of a new terminal at New York’s John F. Kennedy International Airport, which the PANYNJ will own. We have evaluated this lease and have concluded that we bear substantially all of the construction period risk and, as a result, we are considered the owner of the project for financial reporting purposes only and are required to reflect an asset and liability for in-process construction related to this project on our balance sheets. To date, we have paid $309 million in project costs and have capitalized $17 million in interest, which are reflected as Assets Constructed for Others in the accompanying condensed consolidated balance sheets. Reimbursements from the PANYNJ and financing charges totaled $326 million through June 30, 2007 and are reflected as Construction Obligation in our condensed consolidated balance sheets.

Note 6 — Comprehensive Income (Loss)

Comprehensive income (loss) includes changes in the fair value and reclassifications into earnings of amounts previously deferred related to our crude and heating oil financial derivative instruments, which qualify for hedge accounting in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Comprehensive income was $19 million and $14 million for the three months ended June 30, 2007 and 2006, respectively. Comprehensive income was $17 million and comprehensive loss was $16 million for the six months ended June 30, 2007 and 2006, respectively.

Note 7 — Earnings (Loss) Per Share

The following table shows how we computed basic and diluted earnings (loss) per common share (dollars in millions; share data in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$21	$14	$(1)	$(18)
Effect of dilutive securities:
Interest on convertible debt, net of profit sharing and income taxes	2	—	—	—
Net income (loss) applicable to common stockholders after assumed conversion for diluted earnings per share	$23	$14	$(1)	$(18)
Denominator:
Weighted average shares outstanding for basic earnings (loss) per share	179,514	174,772	178,862	174,013
Effect of dilutive securities:
Employee stock options	4,441	6,050	—	—
Convertible debt	14,620	—	—	—
Unvested common stock	10	19	—	—
Adjusted weighted average shares outstanding and assumed conversions for diluted earnings (loss) per share	198,585	180,841	178,862	174,013

For the three and six months ended June 30, 2007, a total of 6.2 million shares and 20.8 million shares, respectively, issuable upon conversion of our convertible debt were excluded from the diluted earnings (loss) per share computation since the assumed conversion would be anti-dilutive. For the three and six months ended June 30, 2006, 20.8 million shares were excluded.

We also excluded 24.4 million and 31.3 million shares issuable upon exercise of outstanding stock options for the three and six months ended June 30, 2007, respectively, from the diluted earnings (loss) per share computation since they were anti-dilutive. For the three and six months ended June 30, 2006, 22.3 million and 36.2 million shares, respectively, were excluded.

Note 8 — Employee Retirement Plan

We sponsor a retirement savings 401(k) defined contribution plan and a profit sharing retirement plan, or the Plan, covering all of our employees. In 2007, the Company’s matching contribution under the Plan increased from 3% to 5% of eligible earnings and the profit sharing component was amended to guarantee an annual Company contribution equivalent to 5% of each employee’s eligible earnings. Our contributions expensed for the Plan for the three months ended June 30, 2007 and 2006 were $11 million and $2 million, respectively, and contributions expensed for the Plan for the six months ended June 30, 2007 and 2006 were $21 million and $5 million, respectively.

Note 9 — Commitments

In July 2007, we agreed in principle with Embraer, subject to the execution of a definitive agreement, to defer 16 EMBRAER 190 aircraft originally scheduled for delivery from 2007 to 2012 to 2013 through 2015. Including these deferrals, as of June 30, 2007, our firm aircraft orders consisted of 75 Airbus A320 aircraft, 74 EMBRAER 190 aircraft and 27 spare engines scheduled for delivery through 2015. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately

$275 million for the remainder of 2007, $705 million in 2008, $710 million in 2009, $990 million in 2010, $950 million in 2011 and $1.78 billion thereafter.

During the six months ended June 30, 2007, we entered into sale and leaseback transactions for four EMBRAER 190 aircraft as well as leases for certain other facilities and equipment. Future minimum lease payments associated with these operating leases totaled $156 million at June 30, 2007. These amounts are in addition to the minimum lease payments described in Note 3 to our audited financial statements included in our 2006 Form 10-K. We deferred $2 million in gains related to these sale and leaseback transactions, which are being recognized on a straight-line basis over their 18-year lease terms as a reduction to aircraft rent expense.

Note 10 — Financial Instruments and Risk Management

We are exposed to the effect of changes in the price and availability of aircraft fuel. To manage this risk, we periodically enter into crude or heating oil option contracts and swap agreements. The following is a summary of our derivative contracts (in millions, except as otherwise indicated):

	2007	2006
At June 30:
Fair value of derivative instruments	$23	$13
Longest remaining term (months)	12	12
Hedged volume (barrels, in thousands)	3,272	2,845

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Hedge effectiveness net gains (losses) recognized in aircraft fuel expense	$8	$5	$(1)	$4
Hedge ineffectiveness net gains recognized in other income (expense)	3	—	4	1
Other hedge net gains recognized in other income (expense)	—	6	—	8
Percentage of actual consumption hedged	65%	61%	68%	67%

Note 11 — LiveTV

During the three and six months ended June 30, 2007, LiveTV installed in-flight entertainment systems for other airlines on 66 and 97 aircraft, respectively, bringing total installations of these systems for other airlines to 328 aircraft. Third-party revenues for the three months ended June 30, 2007 and 2006 were $10 million and $7 million, respectively, and third-party revenues for the six months ended June 30, 2007 and 2006 were $18 million and $14 million, respectively. Deferred profit on hardware sales and advance deposits for future hardware sales included in non-current liabilities in the accompanying condensed balance sheets was $34 million and $27 million at June 30, 2007 and December 31, 2006, respectively. Deferred profit to be recognized as income on installations completed through June 30, 2007 will be approximately $3 million for the remainder of 2007, $5 million in both 2008 and 2009, $2 million in both 2010 and 2011 and $5 million thereafter.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Outlook

We plan to sell three of our Airbus A320 aircraft later in 2007. In July 2007, we agreed in principle with Embraer, subject to the execution of a definitive agreement, to defer 16 EMBRAER 190 aircraft originally scheduled for delivery from 2007 to 2012 to 2013 through 2015. We may further slow our growth through additional aircraft sales, returns of leased aircraft and/or deferral of aircraft deliveries.

In May 2007, our President, David Barger, was appointed to the position of Chief Executive Officer. David Neeleman, JetBlue’s founder and CEO since 1998, will continue to serve as non-executive Chairman of the Board. These changes followed the addition of Russell Chew as Chief Operating Officer and Alex Battaglia as Vice President of our operations at John F. Kennedy International Airport, or JFK, earlier in 2007. We are continuing to focus on enhancing the effectiveness of our operations and organization, while remaining committed to cost discipline.

During the second quarter of 2007, we entered into a strategic partnership with Expedia, under which all of our published fares, schedules and inventory are available through Expedia.com® and Hotwire. We are evaluating ways to further increase our passenger revenues through other distribution channels as well as through leveraging our market presence at our primary base of operations at JFK.

We expect our full-year operating capacity to increase approximately 10% to 12% over 2006, which includes scheduled deliveries of five additional Airbus A320 aircraft and three additional EMBRAER 190 aircraft and the sale of three Airbus A320 aircraft during the remainder of 2007. The impact of the shorter range EMBRAER 190 aircraft, which is expected to represent 9% of our total estimated 2007 operating capacity, and utilization of our Airbus A320 fleet for more short- and medium-haul flying is expected to result in a 5% decrease in 2007 average stage length. The shorter average stage length will result in higher unit costs; however, we expect the increase in unit revenues to be greater. Assuming fuel prices of $2.07 per gallon, net of effective hedges, our cost per available seat mile for 2007 is expected to increase by 7% to 9% over 2006. Our operating margin is expected to be between 5% and 7% and our pre-tax margin is expected to be between 1% and 3% for the full year.

Results of Operations

While the domestic airline environment continued to experience a softening in demand during the second quarter of 2007, our revenue trends improved in late May and June. Our operating revenue per available seat mile for the quarter increased 6.6% over the same period in 2006, largely due to a 9.4% decrease in stage length. We remained focused on cost control and, despite the decrease in average stage length, our operating cost per available seat mile increased just 3.9%.

Our on-time performance, defined by the U.S. Department of Transportation as arrival within 14 minutes of schedule, was 69.0% in the second quarter of 2007 compared to 77.9% for the same period in 2006 and our completion factor was 98.5% and 99.8% in the second quarters of 2007 and 2006, respectively. These operating statistics reflect the impact of increased congestion at JFK due to expanded flight activity by us and other airlines in recent quarters, as well as ongoing runway and other construction. This congestion has led to an increase in flight delays and cancellations, negatively affecting our passenger revenues due to our issuance of compensation to our customers affected by these inconveniences. We do not expect these congested conditions to be alleviated in the near future and, as a result, we anticipate they will continue to have an adverse impact on our operating performance.

Three Months Ended June 30, 2007 and 2006

Our net income for the three months ended June 30, 2007 was $21 million compared to net income of $14 million for the three months ended June 30, 2006. Diluted earnings per share was $0.11 for the second quarter of 2007 and $0.08 for 2006. Our operating income for the three months ended

June 30, 2007 was $73 million, an increase of $26 million over the same period in 2006, and our pre-tax margin was 5.9%, an increase of 1.8 points from the same period in 2006.

Our second quarter 2007 and 2006 tax rates differ from the statutory rate due to the non-deductibility of certain items for tax purposes and the relationship of these items to our operating results for the quarter. The impact of these non-deductible items on our full-year operating results could result in our full year 2007 effective tax rate differing from that of our second quarter rate.

Operating Revenues.    Operating revenues increased 19%, or $118 million, primarily due to an increase in passenger revenues. Increased passengers resulting from a 31% increase in departures, or $77 million, and a 4% increase in yield, or $27 million, drove the increase in passenger revenues of $104 million for the three months ended June 30, 2007.

Other revenue increased 45%, or $14 million, primarily due to increased change fees and excess baggage fees of $5 million resulting from more passengers and increased adherence to company policies, increased LiveTV third party revenues of $3 million and higher rental income of $2 million.

Operating Expenses.    Operating expenses increased 16%, or $92 million, primarily due to having an average of 24 additional aircraft in service in 2007, which provided us with higher capacity. Operating capacity increased 12% to 8.07 billion available seat miles due to having 23% more average aircraft in service in 2007. Operating expenses per available seat mile increased 3.9% to 8.14 cents for the three months ended June 30, 2007 primarily due to a lower average stage length. Our capacity was also reduced due to our removal of a row of seats on our Airbus A320 aircraft in the first quarter of 2007, which reduced our available seat miles by 4% for the second quarter. Excluding fuel, our cost per available seat mile increased 3.3% from the three months ended June 30, 2006. In detail, operating costs per available seat mile were (percent changes are based on unrounded numbers):

	Three Months Ended June 30,		Percent Change
	2007	2006
	(in cents)
Operating expenses:
Salaries, wages and benefits	1.96	1.86	5.4%
Aircraft fuel	2.80	2.66	4.9%
Landing fees and other rents	.58	.52	12.9%
Depreciation and amortization	.53	.52	1.6%
Aircraft rent	.38	.34	11.2%
Sales and marketing	.37	.41	(9.2)%
Maintenance materials and repairs	.34	.32	7.3%
Other operating expenses	1.18	1.20	(2.3)%
Total operating expenses	8.14	7.83	3.9%

Our average stage length declined 9% to 1,135 miles primarily due to increased operation of the shorter range EMBRAER 190 aircraft. A shorter average stage length results in fewer available seat miles and, therefore, higher unit costs. We believe that most of the year-over-year increase in our cost per available seat mile was attributable to the decrease in our average stage length.

Salaries, wages and benefits increased 18%, or $24 million, primarily due to changes in our employee retirement plan that increased the Company matching contribution from 3% to 5% of eligible earnings and guarantees an annual Company profit-sharing contribution of 5% of each employee’s eligible earnings. The remainder of the increase is due to higher pilot pay rates and more average full-time equivalent employees. Cost per available seat mile increased 5% as a result of the changes made to the employee retirement plan.

Aircraft fuel expense, including the impact of fuel hedging, increased 18%, or $34 million, due to 20 million more gallons of aircraft fuel consumed resulting in $40 million of additional fuel expense, which was partially offset by a 3% decrease in average fuel cost per gallon, or $6 million. Aircraft fuel prices remain at high levels and our fuel costs represented 34% of our operating expenses for the three months ended June 30, 2007 and 2006. Our fuel consumption per block hour decreased 4% due to the operation of the lighter EMBRAER 190 aircraft and various fuel conservation initiatives. Cost per available seat mile increased 5% primarily due to the decrease in average stage length.

Landing fees and other rents increased 26%, or $10 million, due to a 31% increase in departures over 2006 and increased airport rents associated with opening 15 new cities since June 30, 2006. Cost per available seat mile increased 13% primarily due to the decrease in average stage length.

Depreciation and amortization increased 14%, or $6 million, primarily due to having an average of 12 more owned and capital leased aircraft. Cost per available seat mile remained relatively flat, increasing only 2%.

Aircraft rent increased 25%, or $5 million, due to ten new EMBRAER 190 aircraft leases. Cost per available seat mile increased 11% primarily due to a higher percentage of our aircraft fleet being leased.

Sales and marketing expense increased 2%, or $1 million, due to commissions related to our participation in global distribution systems in 2007. On a cost per available seat mile basis, sales and marketing expense decreased 9% primarily due to lower advertising. We book the majority of our reservations through a combination of our website and our own agents (74% and 18% in 2007, respectively).

Maintenance materials and repairs increased 20%, or $4 million, due to an average of 24 additional operating aircraft in 2007 compared to the same period in 2006 and a gradual aging of our fleet. Cost per available seat mile increased 7% primarily due to additional rotable part repairs and three additional scheduled maintenance checks. Maintenance expense is expected to increase significantly as our fleet ages.

Other operating expenses increased 9%, or $8 million, primarily due to higher variable costs associated with increased capacity and number of passengers served, as well as $3 million related to leased regional jet aircraft and higher interrupted trip expenses. Cost per available seat mile decreased 2% due to our continued focus on controlling costs.

Other Income (Expense).    Interest expense increased 33%, or $14 million, primarily due to the debt or capital lease financing of ten additional aircraft and financing of previously unsecured property, which resulted in $10 million in additional interest expense. Interest expense also includes an increased accretion in interest of $4 million related to our construction obligation for our new terminal at JFK, which was also capitalized and accounted for the $4 million increase in capitalized interest.

Interest income and other increased 14%, or $2 million, primarily due to higher average cash and investment balances, offset by lower fuel hedge gains of $3 million. We are unable to predict what the amount of accounting ineffectiveness will be related to our crude and heating oil derivative instruments each period, or the potential loss of hedge accounting, which is determined on a derivative-by-derivative basis, due to the volatility in the forward markets for these commodities.

Six Months Ended June 30, 2007 and 2006

We reported a net loss of $1 million for the six months ended June 30, 2007 as compared to a net loss of $18 million for the six months ended June 30, 2006. Diluted loss per share was $0.00 for the six months ended June 30, 2007 and $0.10 in 2006. Our operating income for the six months ended June 30, 2007 was $60 million, an increase of $38 million over the same period in 2006, and our pre-tax margin was (0.1)%, an increase of 1.9 points from the same period in 2006.

Operating Revenues.    Operating revenues increased 21%, or $236 million, primarily due to an increase in passenger revenues. Increased passengers resulting from a 33% increase in departures, or $111 million, and a 8% increase in yield, or $94 million, drove the increase in passenger revenues of $205 million for the six months ended June 30, 2007. Passenger revenues were reduced by $24 million for vouchers issued to customers affected by the February 2007 ice storm, net of estimated breakage. Our revenues were further reduced by an estimated $20 million due to flight cancellations caused by the first quarter 2007 ice storms. Although our load factor was 1.1 points lower than that of last year, the increase in our yields compensated for this decrease and we expect that yields for the full year will continue to be higher than in 2006.

Other revenue increased 53%, or $31 million, primarily due to increased change fees and excess baggage fees of $14 million resulting from more passengers and increased adherence to company policies, the marketing component of TrueBlue point sales of $4 million, increased LiveTV third party revenues of $4 million, higher rental income of $3 million and higher mail revenues of $3 million.

Operating Expenses.    Operating expenses increased 18%, or $198 million, primarily due to having an average of 25 additional aircraft in service in 2007, which provided us with higher capacity. Operating capacity increased 12% to 15.44 billion available seat miles due to having 25% more average aircraft in service in 2007. Operating expenses per available seat mile increased 5.6% to 8.28 cents for the six months ended June 30, 2007 primarily due to a lower average stage length. Our capacity was also reduced due to our removal of a row of seats on our Airbus A320 aircraft completed in the first quarter of 2007, which reduced our available seat miles by 3% for the six months ended June 30, 2007. Excluding fuel, our cost per available seat mile increased 5.7% from the six months ended June 30, 2006. In detail, operating costs per available seat mile were (percent changes are based on unrounded numbers):

	Six Months Ended June 30,		Percent Change
	2007	2006
	(in cents)
Operating expenses:
Salaries, wages and benefits	2.10	1.93	8.0%
Aircraft fuel	2.70	2.56	5.4%
Landing fees and other rents	.59	.54	9.3%
Depreciation and amortization	.55	.52	6.3%
Aircraft rent	.39	.34	15.0%
Sales and marketing	.39	.36	6.2%
Maintenance materials and repairs	.34	.32	8.1%
Other operating expenses	1.22	1.27	(2.7)%
Total operating expenses	8.28	7.84	5.6%

Our average stage length declined 11% to 1,111 miles primarily due to increased operation of the shorter range EMBRAER 190 aircraft. A shorter average stage length results in fewer available seat miles and, therefore, higher unit costs. We believe that most of the year-over-year increase in our total cost per available seat mile was attributable to the decrease in our average stage length, which also was a significant factor in the increase of each component.

Salaries, wages and benefits increased 21%, or $56 million, primarily due to changes in our employee retirement plan, increases in our 2007 pilot pay rates, overtime pay resulting from the weather-related events in the first quarter of 2007 and a 3% increase in average full-time equivalent employees. Cost per available seat mile increased 8% as a result of the changes made to the employee retirement plan and overtime pay from the ice storms.

Aircraft fuel expense, including the impact of fuel hedging, increased 18%, or $64 million, due to 35 million more gallons of aircraft fuel consumed resulting in $68 million of additional fuel expense, which was partially offset by a 1% decrease in average fuel cost per gallon, or $4 million. Aircraft fuel prices remain at high levels and our fuel costs represented 33% of our operating expenses for the six months ended June 30, 2007 and 2006. Our fuel consumption per block hour decreased 5% due to the operation of the lighter EMBRAER 190 aircraft and various fuel conservation initiatives. Cost per available seat mile increased 5% primarily due to the decrease in average stage length.

Landing fees and other rents increased 22%, or $17 million, due to a 33% increase in departures over 2006 and increased airport rents associated with opening 15 new cities since June 30, 2006. Cost per available seat mile increased 9% primarily due to the decrease in average stage length.

Depreciation and amortization increased 19%, or $14 million, primarily due to having an average of 12 more owned and capital leased aircraft, the depreciation associated with our seven-gate temporary facility at JFK, which opened in June 2006, and write-offs related to the seat reconfiguration on our Airbus A320 fleet. Cost per available seat mile increased 6% due to our temporary facility at JFK and the recent seat reconfiguration, partially offset by a lower percentage of our fleet being owned or operated under a capital lease.

Aircraft rent increased 29%, or $13 million, due to ten new EMBRAER 190 aircraft leases. Cost per available seat mile increased 15% primarily due to a higher percentage of our aircraft fleet being leased.

Sales and marketing expense increased 19%, or $10 million, due to $6 million in higher credit card fees resulting from increased passenger revenues, $2 million in increased advertising expenses and $2 million in commissions related to our participation in global distribution systems. On a cost per available seat mile basis, sales and marketing expense increased 6% primarily due to higher advertising. We book the majority of our reservations through a combination of our website and our own agents (75% and 18% in 2007, respectively).

Maintenance materials and repairs increased 21%, or $9 million, due to an average of 25 additional operating aircraft in 2007 compared to the same period in 2006 and a gradual aging of our fleet. Cost per available seat mile increased 8% primarily due to the aging of our fleet and additional rotable part repairs. Maintenance expense is expected to increase significantly as our fleet ages.

Other operating expenses increased 9%, or $15 million, primarily due to higher variable costs associated with increased capacity and number of passengers served, as well as $7 million related to leased regional jet aircraft and higher interrupted trip expenses. Cost per available seat mile decreased 3% due to our continued focus on controlling costs.

Other Income (Expense).    Interest expense increased 36%, or $29 million, primarily due to the debt or capital lease financing of ten additional aircraft and financing of previously unsecured property, which resulted in $21 million in additional interest expense. Interest expense also includes an increased accretion in interest of $7 million related to our construction obligation for our new terminal at JFK, which was also capitalized and accounted for the $7 million increase in capitalized interest.

Interest income and other increased 18%, or $4 million, primarily due to higher average cash and investment balances, offset by lower fuel hedge gains of $5 million. We are unable to predict the amount of accounting ineffectiveness related to our crude and heating oil derivative instruments each period, or the potential loss of hedge accounting, which is determined on a derivative-by-derivative basis, due to the volatility in the market for these commodities.

The following table sets forth our operating statistics for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Percent Change		Six Months Ended June 30,		Percent Change
	2007	2006			2007	2006
Operating Statistics:
Revenue passengers (thousands)	5,587	4,525	23.5		10,678	8,860	20.5
Revenue passenger miles (millions)	6,736	5,924	13.7		12,678	11,460	10.6
Available seat miles (ASMs) (millions)	8,066	7,202	12.0		15,436	13,779	12.0
Load factor	83.5%	82.2%	1.3	pts.	82.1%	83.2%	(1.1	) pts.
Breakeven load factor(1)	79.6%	79.5%	0.1	pts.	83.5%	85.4%	(1.9	) pts.
Aircraft utilization (hours per day)	13.2	13.0	1.8		12.9	12.9	0.2
Average fare	$122.17	$127.87	(4.5)		$116.74	$117.59	(0.7)
Yield per passenger mile (cents)	10.13	9.77	3.8		9.83	9.09	8.2
Passenger revenue per ASM (cents)	8.46	8.03	5.4		8.08	7.56	6.8
Operating revenue per ASM (cents)	9.05	8.48	6.6		8.67	7.99	8.4
Operating expense per ASM (cents)	8.14	7.83	3.9		8.28	7.84	5.6
Operating expense per ASM, excluding fuel (cents)	5.34	5.17	3.3		5.58	5.28	5.7
Airline operating expense per ASM (cents)(1)	8.07	7.77	3.8		8.21	7.76	5.7
Departures	49,513	37,688	31.4		96,087	72,105	33.3
Average stage length (miles)	1,135	1,253	(9.4)		1,111	1,249	(11.1)
Average number of operating aircraft during period	126.7	102.6	23.5		124.1	99.1	25.3
Average fuel cost per gallon	$2.00	$2.06	(2.8)		$1.95	$1.97	(1.0)
Fuel gallons consumed (millions)	113	93	21.0		214	179	19.3
Percent of sales through jetblue.com during period	74%	79.5%	(5.5	) pts.	75.2%	80.8%	(5.6	) pts.
Full-time equivalent employees at period end(1)					9,421	9,337

(1)	Excludes operating expenses and employees of LiveTV, LLC, which are unrelated to our airline operations.

Liquidity and Capital Resources

At June 30, 2007, we had cash and cash equivalents of $198 million and investment securities of $574 million compared to cash and cash equivalents of $10 million and investment securities of $689 million at December 31, 2006. Our cash management strategy may result in the shifting of balances between cash equivalents and investment securities from period to period. Cash flows from operating activities were $219 million for the six months ended June 30, 2007 compared to $129 million for the six months ended June 30, 2006. The increase in operating cash flows was primarily a result of the growth of our business. We rely primarily on operating cash flows to provide working capital. We presently have no lines of credit other than two short-term borrowing facilities for certain aircraft predelivery deposits. At June 30, 2007, we had $22 million in borrowings outstanding under these facilities.

Investing Activities.    During the six months ended June 30, 2007, capital expenditures related to our purchase of flight equipment included expenditures of $361 million for 11 aircraft and three spare engines, $59 million for flight equipment deposits and $7 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $24 million. Net cash provided by the purchase and sale of available-for-sale securities was $130 million.

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

Financing Activities.    Financing activities for the six months ended June 30, 2007 consisted of (1) the sale and leaseback over 18 years of four EMBRAER 190 aircraft for $104 million by a U.S. leasing institution, (2) our issuance of $210 million in 12-year fixed rate equipment notes to a European bank secured by six Airbus A320 aircraft, (3) our issuance of a $35 million 12-year floating rate equipment note to a European bank secured by one Airbus A320 aircraft, (4) the financing of three previously unsecured owned spare engines for $16 million, (5) scheduled maturities of $79 million of debt and capital lease obligations, and (6) reimbursement of construction costs incurred for our new terminal at JFK of $130 million.

We currently have an automatic shelf registration statement on file with the SEC relating to our sale, from time to time, in one or more public offerings of debt securities, pass-through certificates, common stock, preferred stock and/or other securities. The net proceeds of any securities we sell under this registration statement may be used to fund working capital and capital expenditures, including the purchase of aircraft and construction of facilities on or near airports. Through June 30, 2007, we had issued $124 million of pass-through certificates under this registration statement.

Financing activities for the six months ended June 30, 2006 consisted of (1) the sale and leaseback over 18 years of ten EMBRAER 190 aircraft for $253 million by a U.S. leasing institution, (2) our issuance of $193 million in 12-year fixed rate equipment notes to various European banks secured by five Airbus A320 aircraft and one EMBRAER 190 aircraft, (3) our issuance of $69 million in floating-rate equipment notes secured by two Airbus A320 aircraft to various European banks, (4) scheduled maturities of $144 million of debt, (5) the refinancing of $123 million in debt that is secured by five Airbus A320 aircraft, and (6) reimbursement of construction costs incurred for our new terminal at JFK of $80 million.

Working Capital.    We had working capital of $48 million at June 30, 2007. We expect to meet our obligations as they become due through available cash, investment securities and internally generated funds, supplemented as necessary by debt and/or equity financings. We plan to sell three Airbus A320 aircraft during the remainder of 2007 and may further reduce our obligations through additional aircraft sales and/or the return of leased aircraft. We expect to generate positive working capital through our operations. However, we cannot predict what the effect on our business might be from the extremely competitive environment we are operating in or from events that are beyond our control, such as continued high fuel prices, weather-related disruptions, the impact of airline bankruptcies or consolidations, U.S. military actions or acts of terrorism. Assuming that we utilize the predelivery short-term borrowing facilities available to us, we believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

Contractual Obligations

Our noncancelable contractual obligations at June 30, 2007, as adjusted for the July 2007 agreement in principle to defer certain EMBRAER 190 aircraft deliveries, include the following (in millions):

	Payments due in
	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt and capital lease obligations(1)	$4,410	$190	$401	$297	$290	$287	$2,945
Lease commitments	2,240	114	237	209	188	174	1,318
Flight equipment obligations	5,405	275	705	710	990	950	1,775
Short-term borrowings	22	22	—	—	—	—	—
Financing obligations and other(2)	4,233	77	131	153	154	177	3,541
Total	$16,310	$678	$1,474	$1,369	$1,622	$1,588	$9,579

(1)	Includes actual interest and estimated interest for floating-rate debt based on June 30, 2007 rates.
(2)	Amounts include noncancelable commitments for the purchase of goods and services.

There have been no material changes in the terms of our debt instruments from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources included in our 2006 Form 10-K. We are not subject to any financial covenants in any of our debt instruments. We have $98 million of restricted cash pledged under standby letters of credit related to certain of our leases, $72 million of which will expire in 2007 and the remainder at the end of the related lease terms.

As of June 30, 2007, we operated a fleet of 103 Airbus A320 aircraft and 26 EMBRAER 190 aircraft, of which 77 were owned, 50 were leased under operating leases and two were leased under capital leases, and have taken delivery of one EMBRAER 190 aircraft under an operating lease, which was not yet placed into revenue service. The average age of our fleet was 2.8 years at June 30, 2007.

Including the July 2007 agreement in principle to defer delivery of 16 EMBRAER 190 aircraft originally scheduled for delivery from 2007 through 2012 to 2013 through 2015, as of June 30, 2007, we had on order 75 Airbus A320 aircraft and 74 EMBRAER 190 aircraft. These aircraft are scheduled for delivery through 2015 on a relatively even basis during each year, with options to acquire 47 additional Airbus A320 aircraft and 94 additional EMBRAER 190 aircraft as follows:

	Firm			Option
Year	Airbus A320	EMBRAER 190	End of Year Cumulative Total Fleet(1)	Airbus A320	EMBRAER 190	End of Year Cumulative Total Fleet(2)
Remainder of 2007	5	3	135	—	—	135
2008	12	6	153	—	—	153
2009	12	6	171	3	7	181
2010	18	8	197	4	9	220
2011	18	8	223	6	11	263
2012	10	10	243	16	12	311
2013	—	12	255	18	14	355
2014	—	12	267	—	21	388
2015	—	9	276	—	20	417
	75	74		47	94

(1)	The total fleet included in the table above assumes the sale of three Airbus A320 aircraft during the remainder of 2007 and may decrease as we consider additional aircraft sales, assignments and/or returns of leased aircraft.
(2)	Assumes all options are exercised.

Committed expenditures for our 149 firm aircraft and 27 spare engines include estimated amounts for contractual price escalations and predelivery deposits. Debt and lease financing has been arranged for all of our remaining Airbus A320 aircraft and EMBRAER 190 aircraft deliveries scheduled for 2007. Although we believe that debt and/or lease financing should be available for our other remaining aircraft deliveries, we cannot assure you that we will be able to secure financing on terms attractive to us, if at all, which may require us to modify our aircraft acquisition plans. Capital expenditures for facility improvements, spare parts and ground purchases, are expected to be approximately $110 million for the remainder of 2007.

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

Other Information

Recent Awards.    In May 2007, JetBlue received the Airbus Award for Operational Excellence for having the world’s best Airbus A320 aircraft technical dispatch reliability among carriers with a fleet size of more than 50 aircraft. In June 2007, JetBlue achieved the highest ranking among U.S airlines in a customer satisfaction survey by Consumer Reports National Research Center. In July 2007, for the second consecutive year, JetBlue was ranked the highest among major airlines in the domestic airline category of Travel + Leisure’s World’s Best Awards 2007 readers’ survey.

Revision to Change Fee Policy.    In July 2007, we increased our change fees to $45 per passenger ($35 if done through our website). We expect this revision to increase our other revenue while still maintaining one of the lowest change fees among U.S major airlines.

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

Forward-looking statements involve risks, uncertainties and assumptions and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including without limitation, our extremely competitive industry; increases in fuel prices, maintenance costs and interest rates; our ability to profitably implement our growth strategy, including the ability to operate reliably the EMBRAER 190 aircraft; our significant fixed obligations; our ability to attract and retain qualified personnel and maintain our culture as we grow; our reliance on high daily aircraft utilization; our dependence on the New York metropolitan market and the effect of increased congestion in this market; our reliance on automated systems and technology; our being subject to potential unionization; our reliance on a limited number of suppliers; changes in or additional government regulation; and changes in our industry due to other airlines’ financial condition; and external geopolitical events and conditions.

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

Aircraft Fuel.    As of June 30, 2007, we had hedged approximately 43% of our expected remaining 2007 fuel requirements using crude and heating oil options and swaps. Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the June 30, 2007 cost per gallon of fuel. Based on our projected twelve month fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $108 million, compared to an estimated $95 million for 2006 measured as of June 30, 2006. See Note 10 to our unaudited condensed consolidated financial statements for additional information.

Fixed Rate Debt.    On June 30, 2007, our $425 million aggregate principal amount of convertible debt had an estimated fair value of $415 million, based on quoted market prices.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30 2007. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors.

The following is an update to Item 1A – Risk Factors contained in our 2006 Form 10-K. For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to our 2006 Form 10-K.

Our business is highly dependent on the New York metropolitan market and increases in competition or congestion or a reduction in demand for air travel in this market would harm our business.

We are highly dependent on the New York metropolitan market, where we maintain a large presence with approximately 74% of our daily flights having JFK, LaGuardia, Newark, Newburgh’s Stewart International Airport or Westchester County Airport as either their destination or origin. In 2007, we have experienced an increase in flight delays and cancellations at JFK due to airport congestion, which has adversely affected our operating performance and results of operations. Our business could be further harmed by an increase in the amount of direct competition we face in the New York metropolitan market or by continued congestion, delays and cancellations. Our business would also be harmed by any circumstances causing a reduction in demand for air transportation in the New York metropolitan area, such as adverse changes in local economic conditions, negative public perception of New York City, additional terrorist attacks or significant price increases linked to increases in airport access costs and fees imposed on passengers.

Item 4.    Submission of Matters to a Vote of Security Holders.

At our annual meeting of stockholders held on May 9, 2007, our stockholders approved the election of the persons named below to our Board of Directors for a three-year term expiring in 2010 by the vote indicated below:

	For	Withheld
David Barger	145,627,189	1,277,297
David Checketts	145,573,321	1,331,165
Viginia Gambale	145,597,710	1,306,776
Neal Moszkowski	145,104,507	1,799,979

There were no broker non-votes on this matter. Following the meeting, the terms of office of our other directors, Robert Clanin, Dr. Kim Clark, Angela Gittens, David Neeleman, Joel Peterson, Ann Rhoades and Frank Sica continued.

Additionally, at our annual meeting, our stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007 by the vote indicated below:

	For	Against	Abstain
Ernst & Young LLP	146,333,347	437,552	133,587

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

JETBLUE AIRWAYS CORPORATION
(Registrant)
Date: July 26, 2007	By:	/s/ EDWARD BARNES
Vice President – Finance (principal accounting officer)

EXHIBIT INDEX

Exhibit Number		Exhibit
10	.1*	Amended and Restated Crewmember Stock Purchase Plan, dated April 2, 2007.
12.1		Computation of Ratio of Earnings to Fixed Charges.
31.1		13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.
31.2		13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith..
32		Certification Pursuant to Section 1350, furnished herewith.

*	Compensatory plan in which the directors and executive officers of JetBlue participate.