Form 10-Q
period 2007-09-30
JETBLUE AIRWAYS CORP
filed 2007-10-25
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-49728

JETBLUE AIRWAYS CORPORATION

(Exact name of registrant as specified in is charter)

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

As of September 30, 2007, there were 180,267,471 shares of the registrant’s common stock, par value $0.01, outstanding.

JetBlue Airways Corporation

FORM 10-Q

PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$235	$10
Investment securities	609	689
Receivables, less allowance	95	77
Prepaid expenses and other	167	151
Total current assets	1,106	927
PROPERTY AND EQUIPMENT
Flight equipment	3,481	3,111
Predelivery deposits for flight equipment	245	243
	3,726	3,354
Less accumulated depreciation	316	242
	3,410	3,112
Other property and equipment	454	422
Less accumulated depreciation	124	96
	330	326
Total property and equipment	3,740	3,438
OTHER ASSETS
Purchased technology, net	24	32
Assets constructed for others	387	186
Other	204	260
Total other assets	615	478
TOTAL ASSETS	$5,461	$4,843
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$144	$136
Air traffic liability	416	340
Accrued salaries, wages and benefits	99	73
Other accrued liabilities	137	91
Short-term borrowings	33	39
Current maturities of long-term debt and capital leases	395	175
Total current liabilities	1,224	854
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	2,589	2,626
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	159	136
Construction obligation	381	186
Other	84	89
	624	411
STOCKHOLDERS’ EQUITY
Common stock, 180,267,471 and 177,609,253 shares issued and outstanding in 2007 and 2006, respectively	2	2
Additional paid-in capital	842	813
Retained earnings	166	144
Accumulated other comprehensive gain (loss)	14	(7)
Total stockholders’ equity	1,024	952
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,461	$4,843

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
OPERATING REVENUES
Passenger	$712	$589	$1,959	$1,631
Other	53	39	144	99
Total operating revenues	765	628	2,103	1,730
OPERATING EXPENSES
Salaries, wages and benefits	159	140	481	406
Aircraft fuel	249	212	665	564
Landing fees and other rents	44	42	136	117
Depreciation and amortization	44	39	129	110
Aircraft rent	32	27	92	74
Sales and marketing	32	27	92	77
Maintenance materials and repairs	25	23	78	67
Other operating expenses	101	77	291	252
Total operating expenses	686	587	1,964	1,667
OPERATING INCOME	79	41	139	63
OTHER INCOME (EXPENSE)
Interest expense	(58)	(45)	(166)	(124)
Capitalized interest	11	7	30	19
Interest income and other	14	(2)	41	21
Total other income (expense)	(33)	(40)	(95)	(84)
INCOME (LOSS) BEFORE INCOME TAXES	46	1	44	(21)
Income tax expense (benefit)	23	1	22	(3)
NET INCOME (LOSS)	$23	$—	$22	$(18)
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.13	$—	$0.12	$(0.11)
Diluted	$0.12	$—	$0.12	$(0.11)

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$22	$(18)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	22	(3)
Depreciation	118	99
Amortization	15	14
Stock-based compensation	13	16
Changes in certain operating assets and liabilities	106	112
Other, net	(9)	(11)
Net cash provided by operating activities	287	209
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(536)	(793)
Predelivery deposits for flight equipment	(84)	(85)
Proceeds from sale of flight equipment	33	62
Assets constructed for others	(185)	(90)
Purchase of held-to-maturity investments	(11)	(10)
Proceeds from maturities of held-to-maturity investments	13	10
Purchase of available-for-sale securities	(450)	(532)
Sale of available-for-sale securities	553	560
Decrease (increase) in restricted cash and other	77	(9)
Net cash used in investing activities	(590)	(887)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	16	13
Issuance of long-term debt	337	486
Aircraft sale and leaseback transactions	156	354
Short-term borrowings	35	41
Construction obligation	185	117
Repayment of long-term debt and capital lease obligations	(155)	(273)
Repayment of short-term borrowings	(41)	(54)
Decrease (increase) in restricted cash and other	(5)	(4)
Net cash provided by financing activities	528	680
INCREASE IN CASH AND CASH EQUIVALENTS	225	2
Cash and cash equivalents at beginning of period	10	6
Cash and cash equivalents at end of period	$235	$8

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

Note 2 — Stock-Based Compensation

During the nine months ended September 30, 2007, the Company granted options under our 2002 Stock Incentive Plan, or 2002 Plan, for the purchase of 2.7 million shares of common stock at a weighted average exercise price of $11.19 per share and a weighted average Black-Scholes Merton fair value of $5.03 per share. At September 30, 2007, options for 30.5 million shares were outstanding with a weighted-average exercise price of $12.30 per share and 12 million shares were available for future grants. The total intrinsic value, determined as of the date of exercise, of options exercised during the nine months ended September 30, 2007 and 2006 was $13 million and $20 million, respectively. Unrecognized stock-based compensation expense was approximately $35 million as of September 30, 2007, relating to a total of 10 million unvested stock options under our 2002 Plan and purchase rights under our Crewmember Stock Purchase Plan, or CSPP. We expect to recognize this stock-based compensation expense over a weighted average period of approximately three years.

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

Note 3 — Long-term Debt and Capital Lease Obligations

During the nine months ended September 30, 2007, we issued $244 million in fixed rate equipment notes due through 2019, which are secured by seven Airbus A320 aircraft, $69 million in floating rate equipment notes due through 2019, which are secured by two Airbus A320 aircraft and $24 million in equipment notes for previously unsecured owned assets. At September 30, 2007, the weighted average interest rate of all of our long-term debt was 6.3% and scheduled maturities were $52 million for the remainder of 2007, $417 million in 2008, $152 million in 2009, $156 million in 2010, $161 million in 2011 and $2.04 billion thereafter. The weighted average interest rate of our outstanding short-term borrowings at September 30, 2007 and December 31, 2006 was 7.3% and 7.1%, respectively.

In September 2007, we sold one Airbus A320 aircraft for $33 million and repaid $23 million in associated debt, which resulted in a gain of $2 million that is reflected as a reduction to other operating expenses. We have agreements to sell four additional Airbus A320 aircraft: two during the fourth quarter of 2007 and two during the second quarter of 2008. As of September 30, 2007, the total debt associated with these four aircraft was $94 million.

Note 4 — Income Taxes

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to U.S. federal tax examinations for years prior to 2004. State jurisdictions that remain subject to examination range from 2000 to 2006 and forward. We do not expect any material changes in our unrecognized tax positions over the next 12 months.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits.

Our effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses and is offset somewhat by state tax credits.

Note 5 — Assets Constructed for Others

In November 2005, we executed a lease agreement with the Port Authority of New York and New Jersey, or the PANYNJ, for the construction and operation of a new terminal at New York’s John F. Kennedy International Airport, which the PANYNJ will own. We have evaluated this lease and have concluded that we bear substantially all of the construction period risk and, as a result, we are considered the owner of the project for financial reporting purposes only and are required to reflect an asset and liability for in-process construction related to this project on our balance sheets. To date, we have paid $363 million in project costs and have capitalized $24 million in interest, which are reflected as assets constructed for others in the accompanying condensed consolidated balance sheets. Reimbursements from the PANYNJ and financing charges totaled $381 million through September 30, 2007 and are reflected as construction obligation in our condensed consolidated balance sheets. Through September 30, 2007, we invested $27 million in leasehold improvements that will not be reimbursed by the Port, which are included in other property and equipment in our condensed consolidated balance sheets.

Note 6 — Comprehensive Income (Loss)

Comprehensive income (loss) includes changes in the fair value and reclassifications into earnings of amounts previously deferred related to our crude and heating oil financial derivative instruments, which qualify for hedge accounting in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Comprehensive income was $26 million and $43 million for the three and nine months ended September 30, 2007, respectively. Comprehensive loss was $7 million and $23 million for the three and nine months ended September 30, 2006, respectively.

Note 7 — Earnings (Loss) Per Share

The following table shows how we computed basic and diluted earnings (loss) per common share (dollars in millions; share data in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$23	$—	$22	$(18)
Effect of dilutive securities:
Interest on convertible debt, net of profit sharing and income taxes	1	—	—	—
Net income (loss) applicable to common stockholders after assumed conversion for diluted earnings per share	$24	$—	$22	$(18)
Denominator:
Weighted average shares outstanding for basic earnings (loss) per share	180,154	175,569	179,298	174,538
Effect of dilutive securities:
Employee stock options	3,992	—	4,795	—
Convertible debt	14,620	—	—	—
Unvested common stock	10	—	11	—
Adjusted weighted average shares outstanding and assumed conversions for diluted earnings (loss) per share	198,776	175,569	184,104	174,538

For the three and nine months ended September 30, 2007, a total of 6.2 million shares and 20.8 million shares, respectively, issuable upon conversion of our convertible debt were excluded from the diluted earnings (loss) per share computation since the assumed conversion would be anti-dilutive. For the three and nine months ended September 30, 2006, 20.8 million shares were excluded.

We also excluded 24.6 million and 20.9 million shares issuable upon exercise of outstanding stock options for the three and nine months ended September 30, 2007, respectively, from the diluted earnings (loss) per share computation since they were anti-dilutive. For the three and nine months ended September 30, 2006, 31.8 million and 31.7 million shares, respectively, were excluded.

Note 8 — Employee Retirement Plan

We sponsor a retirement savings 401(k) defined contribution plan and a profit sharing retirement plan, or the Plan, covering all of our employees. In 2007, the Company’s matching contribution under the Plan increased from 3% to 5% of eligible earnings and the profit sharing component was amended to guarantee an annual Company contribution equivalent to 5% of each employee’s eligible earnings. Our contributions expensed for the Plan for the three months ended September 30, 2007 and 2006 were $9 million and $2 million, respectively, and contributions expensed for the Plan for the nine months ended September 30, 2007 and 2006 were $30 million and $7 million, respectively.

Note 9 — Commitments

Including an October 2007 amendment to our EMBRAER 190 purchase agreement, which deferred delivery of 16 EMBRAER 190 aircraft originally scheduled for delivery from 2007 through 2012 to 2013 through 2015, as of September 30, 2007, our firm aircraft orders consisted of 73 Airbus A320 aircraft, 72 EMBRAER 190 aircraft and 27 spare engines scheduled for delivery through 2015. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $150 million for the remainder of 2007, $710 million in both 2008 and 2009, $990 million in 2010, $955 million in 2011 and $1.75 billion thereafter.

During the nine months ended September 30, 2007, we entered into sale and leaseback transactions for six EMBRAER 190 aircraft as well as leases for certain other facilities and equipment. Future minimum lease payments associated with these operating leases totaled approximately $3 million for the remainder of 2007, $26 million for 2008, $24 million for 2009, $21 million for 2010, and $157 million thereafter through 2025. These amounts are in addition to the minimum lease payments described in Note 3 to our audited financial statements included in our 2006 Form 10-K. We deferred $3 million in gains related to these sale and leaseback transactions, which are being recognized on a straight-line basis over their 18-year lease terms as a reduction to aircraft rent expense.

Note 10 — Financial Instruments and Risk Management

We are exposed to the effect of changes in the price and availability of aircraft fuel. To manage this risk, we periodically enter into crude or heating oil option contracts and swap agreements. The following is a summary of our derivative contracts (in millions, except as otherwise indicated):

	2007	2006
At September 30
Fair value of derivative instruments	$25	$(10)
Longest remaining term (months)	12	12
Hedged volume (barrels, in thousands)	2,778	3,125

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Hedge effectiveness net gains recognized in aircraft fuel expense	$9	$1	$8	$5
Hedge ineffectiveness net gains recognized in other income (expense)	1	—	5	1
Other hedge net losses recognized in other income (expense)	—	(11)	—	(3)
Percentage of actual consumption hedged	53%	57%	62%	63%

Note 11 — LiveTV

During the three and nine months ended September 30, 2007, LiveTV installed in-flight entertainment systems for other airlines on 27 and 124 aircraft, respectively, bringing total installations of these systems for other airlines to 355 aircraft. Third-party revenues for the three months ended September 30, 2007 and 2006 were $10 million and $7 million, respectively, and third-party revenues for the nine months ended September 30, 2007 and 2006 were $28 million and $21 million, respectively. Deferred profit on hardware sales and advance deposits for future hardware sales included in non-current liabilities in the accompanying condensed consolidated balance sheets was $29 million and $27 million at September 30, 2007 and December 31, 2006, respectively. Deferred profit to be recognized as income on installations completed through September 30, 2007 will be approximately $1 million for the remainder of 2007, $5 million in both 2008 and 2009, $2 million in both 2010 and 2011 and $7 million thereafter.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Outlook

The U.S. domestic airline industry continues to be extremely competitive. Although there has been some rationalization by traditional major airlines continuing to shift domestic capacity to more profitable international routes, the industry continues to be challenged by record high fuel prices. Despite these challenges, we remain focused on improving productivity, enhancing revenues and rigorous cost discipline.

We believe that our operations will continue to be adversely impacted by the increased congestion at our home base of operations at John F. Kennedy International Airport, or JFK, which posted one of its worst ever performances in terms of flight delays and cancellations this past summer. As a result of expanded flight activity by us as well as other airlines, there are certain hours of the day where air carrier demand far exceeds the airport’s operational capacity. In September 2007, the Federal Aviation Administration, or FAA, issued an airspace redesign plan for the New York and Philadelphia metropolitan areas, which we believe should help enhance capacity and reduce congestion in some of our markets. In mid-October 2007, the FAA also met with airlines to address the congestion at JFK. We expect we will continue to grow JFK and leverage our position there as the largest domestic carrier. We believe there are still growth opportunities at JFK, less during the peak demand periods but rather, more evenly spread throughout the entire operating day. We are also planning to develop more point-to-point flying away from the New York metropolitan area, such as our recently announced Rochester and Buffalo routes to Orlando.

We have been conducting a comprehensive review of our entire route network, which has identified both opportunities and inefficiencies. In January 2008, we will commence service to two more locations in the Caribbean: St. Maarten, Netherlands Antilles and Puerto Plata, Dominican Republic. We have also applied to the U.S. Department of Transportation, or DOT, for route authority to serve Bogota, Colombia. In addition, we announced the planned closing of our stations in Nashville, TN and Columbus, OH, effective January 2008. This comprehensive review is part of an on-going effort to ensure that our assets are deployed rationally and profitably.

We sold one Airbus A320 aircraft during the quarter and, prior to its scheduled lease termination, returned another Airbus A320 aircraft to its lessor. During the fourth quarter we plan to sell two additional Airbus A320 aircraft, resulting in an expected fleet of 104 Airbus A320 aircraft and 30 EMBRAER 190 aircraft at year end. During the second quarter of 2008, we plan to sell two more Airbus A320 aircraft. We may further slow our growth through additional aircraft sales, returns of leased aircraft and/or deferral of aircraft deliveries. The price we receive for selling an aircraft, as well as the number of aircraft we may sell in any period, depends on market conditions. Although the market for Airbus A320 aircraft has been robust recently, changes in geopolitical or economic factors could adversely affect our ability to sell future aircraft and the price we receive for an aircraft.

We expect our full-year operating capacity to increase approximately 11 to 13% over 2006, which includes scheduled deliveries of three new Airbus A320 aircraft and one additional EMBRAER 190 aircraft as well as the anticipated sale of two additional Airbus A320 aircraft. The impact of the shorter range EMBRAER 190 aircraft, which is expected to represent 9% of our total estimated 2007 operating capacity, and the utilization of our Airbus A320 fleet for more short- and medium-haul flying is expected to result in a 5% decrease in 2007 average stage length. The shorter average stage length will result in higher unit costs; however, we expect the increase in unit revenues to be greater. Assuming fuel prices of $2.07 per gallon, net of effective hedges, our 2007 cost per available seat mile is expected to increase by 6% to 8% over 2006. Our operating margin is expected to be between 5% and 7% and our pre-tax margin is expected to be between 1% and 3% for the full year.

Results of Operations

Our operating revenue per available seat mile for the quarter increased 10% over the same period in 2006 due to stronger demand for summer travel during 2007. We remained focused on cost discipline and, despite a reduction in capacity due to the removal of one row of seats from our A320 aircraft earlier this year and a decrease in average stage length, our operating cost per available seat mile increased just 5.5%.

Our on-time performance, defined by the DOT as arrival within 14 minutes of schedule, was 73.7% in the third quarter of 2007 compared to 74.6% for the same period in 2006 and our completion factor was 98.9% and 99.6% in the third quarters of 2007 and 2006, respectively.

Three Months Ended September 30, 2007 and 2006

Our net income for the three months ended September 30, 2007 was $23 million compared to a slight net loss, which rounded to zero, for the three months ended September 30, 2006. Diluted earnings per share was $0.12 for the second quarter of 2007 and zero for 2006. Our operating income for the three months ended September 30, 2007 was $79 million, an increase of $38 million over the same period in 2006, and our pre-tax margin was 6.0%, an increase of 5.8 points from the same period in 2006.

Our third quarter 2007 and 2006 tax rates differ from the statutory rate due to the non-deductibility of certain items for tax purposes and the relationship of these items to our operating results for the quarter. The impact of these non-deductible items on our full-year operating results could result in our full year 2007 effective tax rate differing from that of our third quarter rate.

Operating Revenues.    Operating revenues for the three months ended September 30, 2007 increased 22%, or $137 million, over the same period in 2006 primarily due to a 21%, or $123 million, increase in passenger revenues. The increase in passenger revenues was largely attributable to a 1.6 increase in load factor on an 11% increase in capacity over the third quarter of 2006. Passenger revenues were also higher as a result of a 7% increase in yield due to higher average fares.

Other revenue increased 36%, or $14 million, primarily due to higher change fees and excess baggage fees of $7 million resulting from more passengers and increased change fee rates. The increase in other revenue also includes $3 million and $2 million of higher LiveTV third-party revenues and rental income, respectively.

Operating Expenses.    Operating expenses increased 17%, or $99 million, primarily due to having an average of 19 additional aircraft in service in 2007, which provided us with higher capacity. Operating capacity increased 11% to 8.36 billion available seat miles due to having 17% more average aircraft in service in 2007. Our increase in capacity was partially offset by a 3% reduction in available seat miles resulting from the removal of a row of seats on our Airbus A320 aircraft in the first quarter of 2007. Operating expenses per available seat mile increased 5.5% to 8.22 cents for the three months ended September 30, 2007. In detail, operating costs per available seat mile were (percent changes are based on unrounded numbers):

	Three Months Ended September 30,		Percent Change
	2007	2006
	(in cents)
Operating expenses:
Salaries, wages and benefits	1.90	1.85	3.0%
Aircraft fuel	2.98	2.81	5.9%
Landing fees and other rents	.54	.55	(3.5)%
Depreciation and amortization	.53	.52	3.2%
Aircraft rent	.37	.36	3.8%
Sales and marketing	.39	.36	7.6%
Maintenance materials and repairs	.30	.31	(2.4)%
Other operating expenses	1.21	1.03	17.2%
Total operating expenses	8.22	7.79	5.5%

Salaries, wages and benefits increased 14%, or $19 million, primarily due to changes in our employee retirement plan that increased the Company matching contribution from 3% to 5% of eligible earnings and guaranteed an annual profit-sharing contribution of 5% of employees’ eligible earnings. The remainder of the increase is due to higher pilot pay rates. Cost per available seat mile increased 3% as a result of the changes made to the employee retirement plan.

Aircraft fuel expense, including fuel hedge effectiveness, increased 17%, or $37 million, due to 17 million more gallons of aircraft fuel consumed resulting in $36 million of additional fuel expense and a 1% increase in average fuel cost per gallon, or $1 million. Aircraft fuel prices remain at high levels and our fuel costs represented 36% of our operating expenses for both the three months ended September 30, 2007 and 2006. Cost per available seat mile increased 6% primarily due to JFK operating inefficiencies, which have resulted in longer taxi times and airport ground delays.

Landing fees and other rents increased 7%, or $2 million, due to a 19% increase in departures over 2006 and increased airport rents associated with opening eight new cities since September 30, 2006. Cost per available seat mile decreased 4% primarily due to lower average landing fee rates at JFK.

Depreciation and amortization increased 14%, or $5 million, primarily due to having an average of 10 more owned and capital leased aircraft. Cost per available seat mile increased 3%.

Aircraft rent increased 15%, or $5 million, due to having an average of nine new EMBRAER 190 aircraft leases. Cost per available seat mile increased 4% primarily due to a higher percentage of our aircraft fleet being leased.

Sales and marketing expense increased 19%, or $5 million, due to $3 million of higher credit card fees resulting from increased passenger revenues and $2 million in commissions related to our participation in Global Distribution Systems, or GDSs, in 2007. On a cost per available seat mile basis, sales and marketing expense increased 8% primarily due to GDS commissions. We book the majority of our reservations through a combination of our website and our own agents (75% and 16% in 2007, respectively).

Maintenance materials and repairs increased 8%, or $2 million, due to an average of 19 additional operating aircraft in 2007 compared to the same period in 2006 and a gradual aging of our fleet. Cost per available seat mile decreased 2% primarily due to fewer auxiliary power unit repairs. Maintenance expense is expected to increase significantly as our fleet ages.

Other operating expenses increased 30%, or $24 million, primarily due to a 19% increase in departures and 16% more passengers served. Other expenses were also higher due to supplemental staffing to ensure operational reliability during the 2007 peak summer travel period. In addition, other operating expenses include $2 million and $7 million in gains on sale of aircraft in 2007 and 2006, respectively. Cost per available seat mile increased 17% due to higher variable costs associated with increased capacity and less in gains on the sale of aircraft.

Other Income (Expense).    Interest expense increased 29%, or $13 million, primarily due to $7 million of additional interest expense associated with the debt or capital lease financing of nine additional aircraft and financing of previously unsecured assets. The remaining $6 million increase in interest expense is related to our construction obligation for our new terminal at JFK. Capitalized interest increased $6 million over the same period in 2006 as a result of higher JFK terminal project spend, but was offset by $2 million due to lower average predelivery deposit balances.

Interest income and other increased $16 million due to $10 million in fuel hedge losses recorded in 2006 and increased interest income of $5 million resulting from higher average cash and investment balances. We are unable to predict what the amount of accounting ineffectiveness will be related to our crude and heating oil derivative instruments each period, or the potential loss of hedge accounting, which is determined on a derivative-by-derivative basis, due to the volatility in the forward markets for these commodities.

Nine Months Ended September 30, 2007 and 2006

We reported a net income of $22 million for the nine months ended September 30, 2007 as compared to a net loss of $18 million for the nine months ended September 30, 2006. Diluted earnings per share was $0.12 for the nine months ended September 30, 2007 as compared to diluted loss per share of $0.11 in 2006. Our operating income for the nine months ended September 30, 2007 was $139 million, an increase of $76 million over the same period in 2006, and our pre-tax margin was 2.1%, an increase of 3.3 points from the same period in 2006.

Operating Revenues.    Operating revenues for the nine months ended September 30, 2007 increased 22%, or $373 million, over the same period in 2006 primarily due to a 20%, or $328 million, increase in passenger revenues. The increase in passenger revenues was attributable to an unchanged load factor on a 12% increase in capacity and a 8% increase in yield. Passenger revenues were reduced by $24 million for vouchers issued to customers affected by the February 2007 ice storm, net of estimated breakage. Our revenues were further reduced by flight cancellations caused by the first quarter 2007 ice storms, which were estimated at $20 million.

Other revenue increased 46%, or $45 million, primarily due to higher change fees and excess baggage fees of $21 million resulting from more passengers and increased adherence to company policies. Other revenue also increased due to higher LiveTV third-party revenues of $7 million, rental income of $5 million, mail revenues of $3 million and the marketing component of TrueBlue point sales of $2 million.

Operating Expenses.    Operating expenses increased 18%, or $297 million, primarily due to having an average of 23 additional aircraft in service in 2007, which provided us with higher capacity. Operating capacity increased 12% to 23.8 billion available seat miles. Our increase in capacity was partially offset by a 3% reduction in available seat miles due to the removal of a row of seats on our Airbus A320 aircraft in the first quarter of 2007. Operating expenses per available seat mile increased 5.6% to 8.26 cents for the nine months ended September 30, 2007 primarily due to a lower average stage length. In detail, operating costs per available seat mile were (percent changes are based on unrounded numbers):

	Nine Months Ended September 30,		Percent Change
	2007	2006
	(in cents)
Operating expenses:
Salaries, wages and benefits	2.03	1.90	6.3%
Aircraft fuel	2.79	2.65	5.6%
Landing fees and other rents	.57	.55	4.8%
Depreciation and amortization	.54	.52	5.2%
Aircraft rent	.39	.35	10.9%
Sales and marketing	.39	.36	6.7%
Maintenance materials and repairs	.33	.31	4.5%
Other operating expenses	1.22	1.18	3.4%
Total operating expenses	8.26	7.82	5.6%

Our average stage length declined 7.9% to 1,128 miles primarily due to increased operation of the shorter range EMBRAER 190 aircraft. A shorter average stage length results in fewer available seat miles and, therefore, higher unit costs. We believe that most of the year-over-year increase in our total cost per available seat mile was attributable to the decrease in our average stage length, which also was a significant factor in the increase of each component.

Salaries, wages and benefits increased 19%, or $75 million, primarily due to changes in our employee retirement plan, increases in our 2007 pilot pay rates and overtime pay resulting from the weather-related events in the first quarter of 2007. Cost per available seat mile increased 6% as a result of the changes made to the employee retirement plan and overtime pay from the ice storms.

Aircraft fuel expense, including fuel hedge effectiveness, increased 18%, or $101 million, due to 52 million more gallons of aircraft fuel consumed resulting in $104 million of additional fuel expense, which was partially offset by a 1% decrease in average fuel cost per gallon, or $3 million. Aircraft fuel prices remain at high levels and our fuel costs represented 34% of our operating expenses for the nine  months ended September 30, 2007 and 2006. Cost per available seat mile increased 6% primarily due to JFK operating inefficiencies, which have resulted in longer taxi times and airport ground delay programs.

Landing fees and other rents increased 17%, or $19 million, due to a 28% increase in departures over 2006 and increased airport rents associated with opening eight new cities since September 30, 2006. Cost per available seat mile increased 5% primarily due to the decrease in average stage length.

Depreciation and amortization increased 17%, or $19 million, primarily due to having an average of 11 more owned and capital leased aircraft, the depreciation associated with our seven-gate temporary facility at JFK, which opened in June 2006, and write-offs related to the seat reconfiguration on our Airbus A320 fleet. Cost per available seat mile increased 5% due to increased depreciation on spare parts, our temporary facility at JFK and the recent seat reconfiguration, partially offset by a lower percentage of our fleet being owned or operated under a capital lease.

Aircraft rent increased 24%, or $18 million, due to eight new EMBRAER 190 aircraft leases. Cost per available seat mile increased 11% primarily due to a higher percentage of our aircraft fleet being leased.

Sales and marketing expense increased 19%, or $15 million, due to $9 million in higher credit card fees resulting from increased passenger revenues, $4 million in commissions related to our participation in GDSs and $2 million in increased advertising expenses. On a cost per available seat mile basis, sales and marketing expense increased 7% primarily due to higher GDS commissions. We book the majority of our reservations through a combination of our website and our own agents (75% and 18% in 2007, respectively).

Maintenance materials and repairs increased 17%, or $11 million, due to an average of 23 additional operating aircraft in 2007 compared to the same period in 2006 and a gradual aging of our fleet. Cost per available seat mile increased 5% primarily due to additional rotable part repairs. Maintenance expense is expected to increase significantly as our fleet ages.

Other operating expenses increased 15%, or $39 million, primarily due to higher variable costs associated with increased capacity and number of passengers served, as well as $8 million related to both leased regional jet aircraft and higher interrupted trip expenses. In addition, other operating expenses include $2 million and $7 million in gains on sale of aircraft in 2007 and 2006, respectively. Cost per available seat mile increased 3% due to less gains on the sale of aircraft.

Other Income (Expense).    Interest expense increased 33%, or $42 million, primarily due to $29 million of additional interest expense associated with the debt or capital lease financing of nine additional aircraft and financing of previously unsecured assets. The remaining $13 million increase in interest expense is related to our construction obligation for our new terminal at JFK. Capitalized interest increased $13 million over the same period in 2006 as a result of higher JFK terminal project spend, but was offset by $2 million due to lower average predelivery deposit balances.

Interest income and other increased $20 million, primarily due to a $14 million increase in interest income due to higher average cash and investment balances and fuel hedge gains of $5 million in 2007 compared to fuel hedge losses of $2 million for the same period in 2006. We are unable to predict the amount of accounting ineffectiveness related to our crude and heating oil derivative instruments each period, or the potential loss of hedge accounting, which is determined on a derivative-by-derivative basis, due to the volatility in the market for these commodities.

The following table sets forth our operating statistics for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Percent Change		Nine Months Ended September 30,		Percent Change
	2007	2006			2007	2006
Operating Statistics:
Revenue passengers (thousands)	5,528	4,773	15.8		16,206	13,633	18.9
Revenue passenger miles (millions)	6,848	6,062	13.0		19,526	17,522	11.4
Available seat miles (ASMs) (millions)	8,355	7,537	10.9		23,791	21,316	11.6
Load factor	82.0%	80.4%	1.6	pts.	82.1%	82.2%	(0.1	) pts.
Breakeven load factor(1)	78.0%	79.7%	(1.7	) pts.	81.5%	83.3%	(1.8	) pts.
Aircraft utilization (hours per day)	13.0	12.7	1.7		12.9	12.9	0.7
Average fare	$128.83	$123.41	4.4		$120.87	$119.63	1.0
Yield per passenger mile (cents)	10.40	9.72	7.0		10.03	9.31	7.8
Passenger revenue per ASM (cents)	8.52	7.82	9.1		8.23	7.65	7.6
Operating revenue per ASM (cents)	9.16	8.33	9.9		8.84	8.11	8.9
Operating expense per ASM (cents)	8.22	7.79	5.5		8.26	7.82	5.6
Operating expense per ASM, excluding fuel (cents)	5.24	4.98	5.3		5.46	5.17	5.6
Airline operating expense per ASM (cents)(1)	8.11	7.74	4.7		8.17	7.76	5.4
Departures	50,233	42,311	18.7		146,320	114,416	27.9
Average stage length (miles)	1,161	1,181	(1.7)		1,128	1,224	(7.9)
Average number of operating aircraft during period	130.7	112.0	16.7		126.3	103.4	22.2
Average fuel cost per gallon	$2.13	$2.12	0.6		$2.01	$2.02	(0.5)
Fuel gallons consumed (millions)	117	100	16.8		331	279	18.4
Percent of sales through jetblue.com during period	74.5%	78.7%	(4.2	) pts.	75%	80.1%	(5.1	) pts.
Full-time equivalent employees at period end(1)					9,301	9,223	0.8

(1)	Excludes operating expenses and employees of LiveTV, LLC, which are unrelated to our airline operations.

Liquidity and Capital Resources

At September 30, 2007, we had cash and cash equivalents of $235 million and investment securities of $609 million compared to cash and cash equivalents of $10 million and investment securities of $689 million at December 31, 2006. Our cash management strategy may result in the shifting of balances between cash equivalents and investment securities from period to period. Cash flows from operating activities were $287 million for the nine months ended September 30, 2007 compared to $209 million for the nine months ended September 30, 2006. The increase in operating cash flows was primarily a result of the growth of our business. We rely primarily on operating cash flows to provide working capital. We presently have no lines of credit other than two short-term borrowing facilities for certain aircraft predelivery deposits. At September 30, 2007, we had $33 million in borrowings outstanding under these facilities.

Investing Activities.    During the nine months ended September 30, 2007, capital expenditures related to our purchase of flight equipment included expenditures were $479 million for 15 aircraft and three spare engines, $84 million for flight equipment deposits and $9 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $48 million. Net cash provided by the purchase and sale of available-for-sale securities was $103 million. Other investing activities included the release of $72 million related to restricted cash that collateralized a letter of credit we had posted in connection with our new terminal lease at JFK and the receipt of $33 million in proceeds from the sale of one Airbus A320 aircraft.

During the nine months ended September 30, 2006, capital expenditures related to our purchase of flight equipment included expenditures were $696 million for 24 aircraft and two spare engines, $85 million for flight equipment deposits and $30 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $67 million. Net cash provided by the purchase and sale of available-for-sale securities was $28 million. We also received $62 million in proceeds from the sale of two Airbus A320 aircraft.

Financing Activities.    Financing activities for the nine months ended September 30, 2007 consisted of (1) the sale and leaseback over 18 years of six EMBRAER 190 aircraft for $156 million by a U.S. leasing institution, (2) our issuance of $244 million in 12-year fixed rate equipment notes to various European banks secured by seven Airbus A320 aircraft, (3) our issuance of $69 million in 12-year floating rate equipment notes to various European banks secured by two Airbus A320 aircraft, (4) the financing of previously unsecured owned assets for $24 million, (5) scheduled maturities of $132 million of debt and capital lease obligations, (6) the repayment of $23 million of debt in connection with the sale of one Airbus A320 aircraft and (7) reimbursement of $185 million of construction costs incurred for our new terminal at JFK.

We currently have an automatic shelf registration statement on file with the SEC relating to our sale, from time to time, in one or more public offerings of debt securities, pass-through certificates, common stock, preferred stock and/or other securities. The net proceeds of any securities we sell under this registration statement may be used to fund working capital and capital expenditures, including the purchase of aircraft and construction of facilities on or near airports. Through September 30, 2007, we had issued $124 million of pass-through certificates under this registration statement.

Financing activities for the nine months ended September 30, 2006 consisted of (1) the sale and leaseback over 18 years of 14 EMBRAER 190 aircraft for $354 million by a U.S. leasing institution, (2) our issuance of $294 million in 12-year fixed rate equipment notes to various European banks secured by eight Airbus A320 aircraft and one EMBRAER 190 aircraft, (3) our issuance of $69 million in floating rate equipment notes secured by two Airbus A320 aircraft to various European banks, (4) scheduled maturities of $118 million of debt, (5) the refinancing of $123 million in debt that was secured by five Airbus A320 aircraft, (6) reimbursement of $117million of construction costs incurred for the new terminal at JFK of $117 million, and (7) the repayment of $32 million of debt related to the sale of two Airbus A320 aircraft.

Working Capital.    We had a working capital deficit of $118 million at September 30, 2007 primarily due to our $175 million 3 ½% convertible debt issuance, with its first put date of July 15, 2008, being classified as a current liability. We expect to meet our obligations as they become due through available cash, investment securities and internally generated funds, supplemented as necessary by debt and/or equity financings. We plan to sell four additional Airbus A320 aircraft, two each in the fourth quarter of 2007 and the second quarter of 2008 and may further reduce our obligations through additional aircraft sales and/or the return of leased aircraft. We expect to generate positive working capital through our operations. However, we cannot predict what the effect on our business might be from the extremely competitive environment we are operating in or from events that are beyond our control, such as continued high fuel prices, weather-related disruptions, the impact of airline bankruptcies or consolidations, U.S. military actions or acts of terrorism. Assuming that we utilize the predelivery short-term borrowing facilities available to us, we believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

Contractual Obligations

Our noncancelable contractual obligations at September 30, 2007, as adjusted for the October 2007 amendment to our EMBRAER 190 purchase agreement, which deferred delivery of 16 EMBRAER 190 aircraft originally scheduled for delivery from 2007 through 2012 to 2013 through 2015, include the following (in millions):

	Payments due in
	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt and capital lease obligations(1)	$4,540	$108	$600	$320	$313	$306	$2,893
Lease commitments	2,240	62	241	213	191	176	1,357
Flight equipment obligations	5,265	150	710	710	990	955	1,750
Short-term borrowings	33	33	—	—	—	—	—
Financing obligations and other(2)	4,116	49	129	148	150	173	3,467
Total	$16,194	$402	$1,680	$1,391	$1,644	$1,610	$9,467

(1)	Includes actual interest and estimated interest for floating-rate debt based on September 30, 2007 rates.
(2)	Amounts include noncancelable commitments for the purchase of goods and services.

There have been no material changes in the terms of our debt instruments from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources included in our 2006 Form 10-K. We are not subject to any financial covenants in any of our debt instruments. We have $26 million of restricted cash pledged under standby letters of credit related to certain of our leases, which will expire at the end of the related lease terms.

As of September 30, 2007, we operated a fleet of 102 Airbus A320 aircraft and 29 EMBRAER 190 aircraft, of which 77 were owned, 52 were leased under operating leases and 2 were leased under capital leases. Additionally, one Airbus A320 aircraft was not in service at September 30, 2007 as it was being prepared for sale in the fourth quarter of 2007. The average age of our fleet was 3.0 years at September 30, 2007.

Including the October 2007 amendment to our EMBRAER 190 purchase agreement, which deferred delivery of 16 EMBRAER 190 aircraft originally scheduled for delivery from 2007 through 2012 to 2013 through 2015, as of September 30, 2007, we had on order 73 Airbus A320 aircraft and 72 EMBRAER 190 aircraft. These aircraft are scheduled for delivery through 2015 on a relatively even basis during each year, with options to acquire 46 additional Airbus A320 aircraft and 94 additional EMBRAER 190 aircraft as follows:

	Firm			Option
Year	Airbus A320	EMBRAER 190	End of Year Cumulative Total Fleet(1)	Airbus A320	EMBRAER 190	End of Year Cumulative Total Fleet(2)
Remainder of 2007	3	1	134	—	—	134
2008	12	6	150	—	—	150
2009	12	6	168	2	7	177
2010	18	8	194	4	9	216
2011	18	8	220	6	11	259
2012	10	10	240	16	12	307
2013	—	12	252	18	14	351
2014	—	12	264	—	21	384
2015	—	9	273	—	20	413
	73	72		46	94

(1)	The total fleet included in the table above assumes the sale of four Airbus A320 aircraft: two during the fourth quarter of 2007 and two during the second quarter of 2008, and may further decrease as consider additional aircraft sales, assignments and/or returns of leased aircraft.
(2)	Assumes all options are exercised.

Committed expenditures for our 145 firm aircraft and 27 spare engines include estimated amounts for contractual price escalations and predelivery deposits. Debt and lease financing has been arranged for all of our remaining Airbus A320 aircraft and EMBRAER 190 aircraft deliveries scheduled for 2007. Although we believe that debt and/or lease financing should be available for our other remaining aircraft deliveries, we cannot assure you that we will be able to secure financing on terms attractive to us, if at all, which may require us to modify our aircraft acquisition plans. Capital expenditures for facility improvements, spare parts and ground purchases are expected to be approximately $38 million for the remainder of 2007.

In November 2005, we executed a 30-year lease agreement with the Port Authority of New York and New Jersey, or the PANYNJ, for the construction and operation of a new terminal at JFK with occupancy projected in late 2008, which for financial reporting purposes only, is being accounted for as a financing obligation because we do not believe we will qualify for sale and leaseback accounting due to our continuing involvement in the property following the construction period. JetBlue has committed to rental payments under the lease, including ground rents for the new terminal site, which began on lease execution and are included as part of lease commitments in the contractual obligations table above. Facility rents are anticipated to commence upon the date of our beneficial occupancy of the new terminal and are included as part of financing obligations and other in the table.

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

Other Information

New Service.    We continue to expand our presence in the Caribbean, as reflected by our service planned to St. Marteen, Netherlands Antilles and Puerto Plata, Dominican Republic, both of which are scheduled to begin in January 2008.

New President.    In September 2007, our Board of Directors appointed Russell Chew, our Chief Operating Officer, as President. Mr. Chew continues to serve in his capacity as Chief Operating Officer and David Barger continues to serve as our Chief Executive Officer.

Recent Awards.    In October 2007, JetBlue won the ‘‘Best Domestic Airline’’ award by Condé Nast Traveler’s 2007 Readers’ Choice Awards for the sixth consecutive year. In the same month, JetBlue was also ranked highest among major airlines in Condé Nast’s Business Travel Awards.

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

Aircraft Fuel.    As of September 30, 2007, we had hedged approximately 47% of our expected remaining 2007 fuel requirements using heating oil options and swaps. Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the September 30, 2007 cost per gallon of fuel. Based on our projected twelve month fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $110 million, compared to an estimated $90 million for 2006 measured as of September 30, 2006. See Note 10 to our unaudited condensed consolidated financial statements for additional information.

Fixed Rate Debt.    On September 30, 2007, our $425 million aggregate principal amount of convertible debt had an estimated fair value of $401 million, based on quoted market prices.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30 2007. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

JETBLUE AIRWAYS CORPORATION
(Registrant)
Date: October 25, 2007	By:	/s/ EDWARD BARNES
Vice President – Finance (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.
31.2	13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.
32	Certification Pursuant to Section 1350, furnished herewith.