Form 10-K
period 2007-12-31
JETBLUE AIRWAYS CORP
filed 2008-02-21
CIK 1158463

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

(718) 286-7900
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Global Select Market
Participating Preferred Stock Purchase Rights

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $1,909,200,000 (based on the last reported sale price on the NASDAQ Global Select Market on that date). The number of shares outstanding of the registrant’s common stock as of January 31, 2008 was 224,231,762 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

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

ii

ITEM 1.    BUSINESS

Overview

JetBlue Airways Corporation is a passenger airline that provides award-winning customer service at low fares primarily on point-to-point routes. As of December 31, 2007, we served 53 destinations in 21 states, Puerto Rico, Mexico and the Caribbean. Most of our flights have, as an origin or destination, one of our focus cities: Boston, Fort Lauderdale, Long Beach, New York, or Washington, D.C. At the end of 2007, we operated over 550 daily flights with a fleet of 104 Airbus A320 aircraft and 30 EMBRAER 190 aircraft. For the year ended December 31, 2007, JetBlue was the 8th largest passenger carrier in the United States based on revenue passenger miles as reported by those airlines. As used in this Form 10-K, the terms ‘‘JetBlue’’, ‘‘we’’, ‘‘us’’, ‘‘our’’ and similar terms refer to JetBlue Airways Corporation and its subsidiaries, unless the context indicates otherwise.

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

Our Strategy

Our goal is to maintain JetBlue as an innovative, high quality, low cost passenger airline that provides competitive fares for our customers. We intend to continue to execute a disciplined growth plan that takes advantage of our competitive strengths. The key elements of our strategy are:

Offer High Quality Service and Product.    We believe that a key element of our current and long-term success is that we offer customers a better alternative for air travel. Onboard JetBlue, customers enjoy a distinctive flying experience, which we refer to as the ‘‘JetBlue Experience,’’ that includes friendly, award-winning, customer service-oriented employees, new aircraft, roomy leather seats with 36 channels of free DirecTV®, 100 channels of free XM satellite radio and in-flight pay per view movie channel offerings. Our onboard offerings include generous brand name snacks, premium beverages and specially designed products for our overnight flights. Based on customer feedback, we believe that the JetBlue Experience is an important reason why our customers choose us over other airlines.

We strive to communicate openly and honestly with customers about delays, especially when weather or mechanical problems disrupt service. We introduced the JetBlue Airways Customer Bill of Rights in 2007, which provides for compensation to customers who experience avoidable inconveniences and commits us to perform at high service standards and holds us accountable if we do not. We are the first and currently the only major airline to provide such a comprehensive plan. In 2007, we completed 98.1% of our scheduled flights, the 9th highest percentage of any major airline. Unlike most other airlines, we have a policy of not overbooking our flights.

All of our aircraft are equipped with leather seats in a comfortable single class layout. Our Airbus A320 aircraft, with 150 seats, has a wider cabin than both the Boeing 737 and 757, two comparable types of aircraft operated by many of our competitors. Our Airbus A320 cabin has at least 36 inches of seat pitch between rows 1-11 and at least 34 inches between rows 12-25, providing the most legroom in coach of all U.S. airlines. Our EMBRAER 190 aircraft each have 100 seats that are wider than those currently in use in our Airbus A320 aircraft, arranged in a two-by-two seating configuration with either 32 or 33 inches between rows of seats. We continually search for ways to improve our product.

Stimulate Demand with Low Fares.    Upon entry in a market, our low fares are designed to stimulate demand, particularly from fare-conscious leisure and business travelers who might otherwise have used alternative forms of transportation or would not have traveled at all. We are using our 100-seat EMBRAER 190 aircraft, for which we were the launch customer in 2005, to stimulate demand in many mid-sized markets and to further increase the frequency of flights on our existing routes.

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

Commitment to Low Costs.    Our low costs have allowed us to offer fares low enough to stimulate new demand and to attract customers away from higher-priced competitors. We expect to continue to focus on maintaining our low cost structure.

Grow Our Presence in New York City and Expand Our Network.    Since our inception, we have focused our primary operations in New York City, the nation’s largest travel market. We are the largest domestic airline at New York’s John F. Kennedy International Airport, or JFK, as measured by passengers and, by the end of 2007, our operations at JFK were nearly equal to that of all other domestic airlines combined. We believe that by building our operations in the nation’s largest travel market, more market opportunities will become available to us than if we focused our operations elsewhere. Although an increase in connecting traffic is a byproduct of our growing flight concentration at JFK and at our other focus cities, 83% of our passengers and 90% of our passenger revenue in 2007 resulted from point-to-point travel. We also intend to grow our network by increasing the number of flights in select markets we currently serve by adding new routes between cities already in our system and extending service to new markets.

Operate new and efficient aircraft.    We maintain a fleet consisting of only two types of aircraft, the Airbus A320 and the EMBRAER 190, which, with an average age of only 3.1 years, is the newest fleet of any major U.S. airline. We believe that operating a newer fleet, which employs the latest technologies, results in our aircraft being more efficient and dependable than older aircraft. We have the best dispatch reliability of all U.S major Airbus A320 aircraft operators. As the initial customer of the EMBRAER 190, we have seen the dispatch reliability of this new aircraft improve significantly since its launch.

Our Competitive Strengths

Low Operating Costs.    For the year ended December 31, 2007, our cost per available seat mile, excluding fuel, of 5.47 cents was lower than that reported by all other major U.S. airlines. Some of the factors that contribute to our low unit costs are:

•	High aircraft utilization. By scheduling and operating our aircraft efficiently, we are able to spread our fixed costs over a greater number of flights and available seat miles. For the year ended December 31, 2007, our aircraft operated an average 12.8 hours per day, which we believe is one of the highest amongst all major U.S. airlines. We operate a number of ‘‘red eye’’ flights, which enable a portion of our fleet to remain productive through the night. Our efficient airport operations allow us to schedule our aircraft with minimum ground time.

•	Low distribution costs. Our distribution costs are low for several reasons. For the year ended December 31, 2007, 76% of our sales were booked on www.jetblue.com, our least expensive form of distribution, while 16% were booked through our agents.

•	Productive workforce. Our employee efficiency results from fewer unproductive labor work rules, effective use of part-time employees and the use of labor-saving technology. For example, most of our reservation sales agents work from their homes, providing better scheduling flexibility and allowing employees to customize their desired schedules. We are continually looking for ways to make our workforce more efficient through the use of technology without compromising our commitment to customer service.

•	Only two aircraft types. Operating a limited number of aircraft types leads to increased cost savings as maintenance issues are simplified, spare parts inventory requirements are reduced, scheduling is more simplified and training costs are lower. We also believe our newer aircraft are more fuel efficient than older aircraft operated by many other airlines.

Strong Brand.    We believe that we have created a widely recognized brand that distinguishes us from our competitors and identifies us as a safe, reliable, low-fare airline focused on customer service and providing a high quality travel experience. Similarly, we believe that customer awareness of our brand has contributed to our ability to leverage our brand preference in marketing efforts and positions us to be a preferred marketing partner with companies across many different industries. In 2007, we were voted the ‘‘Best Domestic Airline’’ in the Conde Nast Traveler’s Readers’ Choice Awards for the sixth consecutive year and for a second consecutive year we were ranked highest among major airlines in the domestic airline category of Travel + Leisure’s World’s Best Awards 2007 readers’ survey. The magazine also named us ‘‘Best Domestic Airline for Value.’’ In addition, JetBlue was rated as the top major airline in domestic quality in the 17th annual National Airline Quality Ratings. In a 2007 survey by Consumer Reports National Research Center, JetBlue achieved the highest ranking in customer satisfaction among U.S. airlines.

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

Our leadership team has extensive and diverse airline industry experience. In 2007, David Barger, who had previously served as our President and Chief Operating Officer, became our Chief Executive Officer and Russell Chew, who had previously served as Chief Operating Officer of the Federal Aviation Administration, or FAA, joined us as our Chief Operating Officer. We believe that these changes, as well as other changes to our management team, have positioned us to increase revenues while maintaining our low cost discipline and enhancing the JetBlue Experience for our customers. Our leadership team strives to communicate on a regular basis with all JetBlue employees, keeping them informed about JetBlue events and soliciting feedback for ways to improve our service, teamwork and employees’ work environment.

Well-Positioned in New York Metropolitan Area, the Nation’s Largest Travel Market.    Our primary base of operations is JFK, the largest New York metropolitan area airport, which provides us access to a market of over 21 million potential customers in the New York metropolitan area and approximately seven million potential customers within 15 miles of the airport. JFK’s infrastructure includes four runways, large facilities and a direct light-rail connection to the New York City subway system and the Long Island Rail Road. In November 2005, we entered into a 30-year lease for the construction and operation of a new terminal at JFK, which we believe, when completed in 2008, will enable us to better serve our customers and expand the JetBlue Experience.

Historically, JFK generally experienced congestion only from the late afternoon to the early evening when international traffic and the domestic traffic that feeds it were at their peak. Accordingly, we have scheduled approximately two-thirds of our JFK flights outside of this traditionally congested period. However, as a result of an increase in total departures, JFK has become increasingly busy throughout the entire day. We are working actively with the Port Authority of New York and New Jersey, or PANYNJ, and the FAA on solutions to ease this congestion. In December 2007, the FAA announced that it would impose slot restrictions and hourly operational caps at JFK and Newark’s Liberty International Airport in an effort to ease congestion in the New York metropolitan area airspace. We believe that these restrictions, when imposed in 2008, will ease congestion, improve the operational performance of JFK and aid us in providing reliable service to our customers.

We also serve Newark’s Liberty International Airport, New York’s LaGuardia Airport, Newburgh, New York’s Stewart International Airport and Westchester County Airport in White Plains, New York.

Our Industry

The passenger airline industry in the United States has traditionally been dominated by the major U.S. airlines, the largest of which are American Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines, Southwest Airlines, United Air Lines and US Airways. The DOT defines the major U.S. airlines as those airlines with annual revenues of over $1 billion and currently consists of 16 passenger airlines. These airlines offer scheduled flights to most large cities within the United States and abroad and also serve numerous smaller cities. The seven largest major U.S. airlines, other than Southwest, have adopted the traditional ‘‘hub and spoke’’ network route system, or traditional network. This type of system concentrates most of an airline’s operations at a limited number of hub cities, serving the majority of other destinations in the system by providing one-stop or connecting service through the hub.

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

Our competitors and potential competitors include traditional network airlines, low-cost airlines, regional airlines and new entrant airlines, including a new class of carrier styling themselves as ‘‘ultra low cost carriers.’’ Seven of the other major U.S. airlines are generally larger, have greater financial resources and serve more routes than we do. Our competitors also use some of the same advanced technologies that we do, such as ticketless travel, laptop computers in the cockpit and website bookings. Since deregulation of the airline industry in 1978, there has been consolidation in the domestic airline industry. In 2005 and 2006, the U.S. airline industry experienced consolidation and several airlines filed for bankruptcy protection and there were reports of further other potential consolidation throughout 2007. Further industry consolidation or restructurings could result in our competitors having a more rationalized route structure and lower operating costs, which could enable them to compete more aggressively.

The Open Skies Agreement between the U.S. and the European Union, or E.U., when it takes effect in March 2008, will allow any U.S. or European carrier to fly any route between any city in the E.U. and any city in the U.S. We believe that this new accord will result in increased competition in the U.S. airline industry by providing customers with an even greater choice of airlines to fly.

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

During 2007, most traditional network airlines continued to increase capacity on their international routes while only slightly increasing domestic capacity. In mid-2007, Virgin America commenced operations with some routes that compete directly with us. Although we experienced improved yields in 2007, we anticipate the extremely competitive nature of the industry to continue.

Airlines also frequently participate in marketing alliances, which generally provide for code-sharing, frequent flyer program reciprocity, coordinated flight schedules that provide for convenient connections and other joint marketing activities. These alliances also permit an airline to market flights operated by other alliance airlines as its own. The benefits of broad networks offered to customers could attract more customers to these networks. We currently participate in marketing alliances with Cape Air, an airline that services destinations out of Boston and San Juan, Puerto Rico, and recently announced a marketing alliance with Aer Lingus, an airline based in Dublin, Ireland. We plan to pursue other alliances with international airlines, including Deutsche Lufthansa AG, to leverage our presence at JFK.

Route Network

Our operations primarily consist of transporting passengers on our aircraft, with domestic U.S. operations, including Puerto Rico, accounting for 95.2% of our capacity in 2007. The historic distribution of our available seat miles, or capacity, by region is as follows:

	Year Ended December 31,
Capacity Distribution	2007	2006	2005
East Coast – Western U.S.	47.4%	51.7%	55.1%
Northeast – Florida	31.8	31.8	33.5
Medium – haul	2.8	1.3	1.1
Short – haul	7.4	6.6	3.9
Caribbean, including Puerto Rico	10.6	8.6	6.4
Total	100.0%	100.0%	100.0%

We currently provide service to 53 destinations in 21 states, Puerto Rico, Mexico and the Caribbean. We have begun service to seven new destinations since December 31, 2006, as set forth in the following table:

Destination	Service Commenced
Chicago, Illinois	January 2007
White Plains, New York	March 2007
San Francisco, California	May 2007
Nantucket, Massachusetts	May 2007
Santo Domingo, Dominican Republic	May 2007
Puerto Plata, Dominican Republic	January 2008
St. Maarten, Netherlands Antilles	January 2008

In January 2008, we discontinued service to Nashville, TN and Columbus, OH. We plan to open three additional cities in 2008.

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

High Quality Customer Service

We devote a great deal of time and attention to hiring employees who will treat customers in a friendly and respectful manner. The importance of providing caring customer service is emphasized in training. In addition, our policies and procedures are designed to be customer-friendly and include:

•	all seats are pre-assigned;

•	all travel is ticketless, using electronic tickets;

•	our policy is not to overbook flights;

•	fares are based on one-way travel; and

•	no Saturday night stay is required.

Our customer commitment is also demonstrated by our reliable operational performance. For the year ended December 31, 2007, based on our data compared to the other major U.S. airlines:

•	because we have a policy of not overbooking our flights, we had virtually no incidences of passenger denied boardings and, therefore, led the industry in this DOT metric;

•	we are committed to operating flights whenever possible and not canceling. However, operating out of JFK, one of the most congested and delay-prone airports in the U.S., affected both our completion factor, which was 98.1% compared to an average of 97.9% by all major U.S. airlines, and our on-time performance, which at 70.1% was lower than all but five major U.S. airlines.

•	our incidence of delayed, mishandled or lost bags of 5.23 per 1,000 customers was the 3rd lowest as compared to other major U.S. airlines, which had an average of 7.12 delayed, mishandled or lost bags per 1,000 customers, according to the DOT; and

•	our rate of customer complaints to the DOT per 100,000 passengers of 0.78 was the 5th lowest as compared to the other major U.S. airlines, which had an average of 1.41 complaints, according to the DOT.

Safety and Security

We are dedicated to ensuring the safety and security of our customers and employees. We have taken numerous measures, voluntarily and as required by regulatory authorities, to increase both the safety and security of our operations.

Our ongoing focus on safety relies on hiring the best people, training them to applicable standards, and providing them with advanced tools and equipment. Safety in the workplace targets five areas of our operation: flight operations, maintenance, inflight, dispatch and customer service. We continue to expand our participation in voluntary programs in partnership with the FAA, including Aviation Safety Action Programs and Flight Operational Quality Assurance data gathering. These voluntary programs are the result of FAA-sponsored initiatives to raise safety performance through awareness of safety trends in the workplace. We also equip our entire Airbus A320 fleet with the Emergency Vision Assurance system, or EVAS, which provides our flight crews with the ability to see critical flight instruments should the cockpit fill with smoke. Further, we emphasize both occupational and environmental safety across our network. Since introducing enhanced physical abilities testing for those workgroups at greatest risk of ergonomic injuries, we have seen significant year-over-year decreases in OSHA recordable injuries and the subsequent rate. Additionally, JetBlue has joined with other airlines and the Occupational Safety and Health Administration in voluntary partnerships that are focused on reducing ergonomics injuries and improving airport ramp safety.

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

We have voluntarily implemented additional security measures, including the installation of four cabin security cameras on each A320 aircraft with a live video feed to the cockpit crew that provides real time situational awareness. We have also instituted a 24-hour security operations desk, ‘‘Blue Watch,’’ which assesses and manages threats, records and monitors suspicious activity within the JetBlue operating system, and serves as a prime communications channel between us and our law enforcement and aviation security business partners. In addition to these voluntary measures, we comply with all TSA security requirements.

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

Our primary distribution strategy is to have our customers purchase their flights direct to ensure they get as pleasant an experience booking their travel as they do in the air. The percentage of our total sales booked on our website averaged 76% for the year ended December 31, 2007. Our second largest distribution channel is our agents, who accounted for 16% of our sales. We booked the remaining 8% of our 2007 sales through global distribution systems, or GDSs and online travel agencies, or OTAs. Our re-entry into GDSs in 2007 has supported our growth in the corporate market and bookings through these channels have resulted in higher average fares, offsetting the increased distribution costs. As a result, we now participate in all four major GDSs and four major OTAs. We continue to evaluate opportunities to broaden our distribution channels based on cost and yield. Our distribution mix creates significant cost savings and enables us to continue to build loyalty through increased customer interaction.

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

Customer Loyalty Program

JetBlue’s customer loyalty program, TrueBlue Flight Gratitude, or TrueBlue, is an online program designed to reward and recognize our most loyal customers. The program offers incentives to increase travel on JetBlue and provides our customers with additional services. TrueBlue members earn points for each one-way trip flown based on the length of the trip. Points are accumulated in an account for each member and expire after 12 months. A free round trip award to any JetBlue destination is earned after attaining 100 points within a consecutive 12 month period. Awards are automatically generated and are valid for one year. We now have over five million TrueBlue members. We expect our TrueBlue membership will continue to grow.

The number of estimated travel awards outstanding at December 31, 2007 was approximately 221,000 awards and includes an estimate for partially earned awards. The number of travel awards used on JetBlue during 2007 was approximately 217,000, which represented 3% of our total revenue passenger miles. Due to the structure of the program and low level of redemptions as a percentage of total travel, the displacement of revenue passengers by passengers using TrueBlue awards has been minimal to date.

We have an agreement with American Express, under which it issues co-branded credit cards allowing cardmembers to earn points in TrueBlue. In September 2006, we expanded our offerings with American Express to include the JetBlue Business Card, which provides small business owners with a

5% discount on JetBlue travel and automatic enrollment in the American Express OPEN Savings® program. In addition, small business owners with any American Express OPEN small business card receive a 3% discount on JetBlue travel. Every time cardmembers holding either a JetBlue Card or a JetBlue Business Card from American Express earn the equivalent of one TrueBlue point or purchase travel on JetBlue before their points expire, all the points in their TrueBlue account are extended for another 12 months. We also have an agreement with American Express allowing its cardholders to convert their Membership Reward points into JetBlue TrueBlue points. We intend to pursue other marketing partnerships in the future.

Pricing

Our low cost structure allows us to offer simplified, low fares to our customers. We offer a range of fares, including 21-day, 14-day, 7-day and 3-day advance purchase fares and day-of-flight, or walk-up, fares, depending on the market. Generally, our fares increase as the number of days prior to travel decreases. In addition to our regular fare structure, we frequently offer sale fares in most of the markets we serve and match the sale fares offered by other airlines. We are committed to offering our customers lower fares, especially with respect to our walk-up fares, than those of our competitors. We believe that in most of our markets, the difference between our lowest and highest fare for a given flight is smaller than our competitors.

All of our fares are one-way and never require an overnight stay. We offer refundable and non-refundable fares that must be purchased at the time of reservation. Our non-refundable booking can be changed or cancelled prior to departure for a nominal fee. Based on published fares at our time of entry, our advance purchase fares have been 20% to 30% below those existing in markets prior to our entry, while our walk-up fares have generally been up to 20% to 30% below other major U.S. airlines’ unrestricted ‘‘full coach’’ fares.

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

We determine the number of seats offered at each fare through a continual process of forecasting, optimization and competitive analysis. Generally, in established markets we use past booking history and seasonal trends to forecast anticipated demand. We combine these historical forecasts with current bookings, upcoming events, competitive pressures and other pertinent factors to establish a mix of fares that is designed to maximize revenue. In addition to our regular fare structure, we frequently offer sale fares with shorter advance purchase requirements in most of the markets we serve and match the sale fares offered by other airlines. This ability to adjust seat allocations based on fluctuating demand patterns allows us to balance loads and capture more revenue from existing capacity. We balance our yield, which is the amount that one passenger pays to fly one mile, and our load factors to maximize passenger revenues. While we continue to provide our customers with competitive fares, our yield for the year ended December 31, 2007 increased 7.4% compared to 2006, primarily as a result of our efforts at fare optimization.

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

We believe that we carefully select, train and maintain a flexible and diverse workforce of caring, passionate, fun and friendly people who want to provide our customers with the best flying experience possible. Our hiring process is rigorous and includes behavioral interviews and peer assessments. We assist our employees by offering them flexible work hours, initial paid training, a uniform allowance and benefits. We also provide extensive training for our pilots, flight attendants, technicians, airport agents, dispatchers and reservation agents which emphasizes the importance of safety. We provide leadership training for all supervisors and managers, with the active participation of our senior management, to help ensure that we have the right leaders in place across our organization to maintain our unique company culture and commitment to our customers. Effective and frequent communication throughout the organization is fostered through periodic employee satisfaction surveys, a quarterly crewmember magazine, active leadership participation in new hire orientations and monthly open meetings, called ‘‘pocket sessions’’, which are videotaped and posted on our intranet.

An important part of our business plan is to reward our employees by providing them with the ability to align their personal successes with those of JetBlue. Our compensation packages include competitive salaries, wages and benefits, and an employee stock purchase plan. We review our compensation packages on a regular basis to ensure that they are competitive, which allows us to hire and retain the best people possible.

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

Our full-time equivalent employees at December 31, 2007 consisted of 1,794 pilots, 1,890 flight attendants, 2,874 airport operations personnel, 431 technicians, whom others refer to as mechanics, 844 reservation agents, and 2,386 management and other personnel. At December 31, 2007, we employed 8,785 full-time and 2,847 part-time employees.

Maintenance

We have an FAA-approved maintenance program, which is administered by our technical operations department. Consistent with our core value of safety, we use qualified maintenance personnel, ensure they have comprehensive training, and maintain our aircraft and associated maintenance records in accordance with FAA regulations.

The work performed on our fleet can be divided into four general categories of maintenance: aircraft line, aircraft heavy, component and power plant. The bulk of line maintenance requirements are handled by JetBlue technicians and inspectors and consist of daily checks, overnight and weekly checks, A checks, diagnostics and routine repairs. All other maintenance activity is sub-contracted to business partner maintenance, repair and overhaul organizations.

Aircraft heavy maintenance checks consist of a series of more complex tasks that take from one to four weeks to accomplish. The typical frequency for these events is once every 15 months. We contract with ACTS Aero Technical Support & Services, Inc. in Canada and TACA Aeroman in El Salvador to perform this work with oversight from JetBlue personnel.

Component and power plant maintenance, repairs and overhauls on equipment such as engines, auxiliary, power units, landing gears, pumps and avionic computers are performed by a number of different FAA-approved repair stations. For example, maintenance of our V2500 series engines on our Airbus A320 aircraft is performed under a fifteen-year service agreement with MTU Maintenance Hannover GmbH in Germany. Most of our maintenance service agreements are based on a fixed cost per flying hour.

Aircraft Fuel

In 2007, fuel costs continued to be our largest operating expense due to high average fuel prices. Fuel prices and availability are subject to wide price fluctuations based on geopolitical factors and supply and demand that we can neither control nor accurately predict. We use a third party fuel management service to procure our fuel. Our fuel consumption and costs were:

	Year Ended December 31,
	2007	2006	2005
Gallons consumed (millions)	444	377	303
Total cost (millions)	$929	$752	$488
Average price per gallon	$2.09	$1.99	$1.61
Percent of operating expenses	34.8%	33.6%	29.5%

Total cost and average price per gallon each include fuel hedging gains (losses) and exclude taxes and fueling services.

We enter into crude and heating oil option contracts and swap agreements with a goal of achieving a targeted hedge position of approximately 30% of our expected consumption for the next twelve months at any given time to partially protect against significant increases in fuel prices. At December 31, 2007, we had hedged approximately 13% of our projected 2008 fuel requirements.

LiveTV, LLC

LiveTV, LLC, a wholly owned subsidiary of JetBlue, provides in-flight entertainment systems and data connectivity services for commercial aircraft. LiveTV’s assets include certain tangible equipment installed on its customers’ aircraft, spare parts in inventory, an air-to-ground spectrum license granted by the Federal Communications Commission, or the FCC, and rights to all the patents and intellectual property used for live in-seat satellite television, XM Satellite Radio service, wireless aircraft data communication service, cabin surveillance systems and Internet services. LiveTV’s major competitors in the in-flight entertainment systems include Rockwell Collins, Thales Avionics and Panasonic Avionics. Only Panasonic is currently providing in-seat live television. In the data communication services market, LiveTV’s primary competitors are Aircell, Row 44, Panasonic, OnAir and Aeromobile. These competitors offer subscription services while LiveTV provides free connectivity to passengers supported by advertising, ecommerce and/or airline payments.

LiveTV has contracts with seven other domestic and international airlines, including the recently announced agreement with Continental Airlines, for the sale of certain hardware and installation, programming and maintenance of its live in-seat satellite television as well as XM Satellite Radio Service and certain other products and services. LiveTV continues to pursue additional customers.

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

We are also subject to state and local laws and regulations in a number of states in which we operate.

Environmental.    We are subject to various federal, state and local laws relating to the protection of the environment, including the discharge or disposal of materials and chemicals and the regulation of aircraft noise, which are administered by numerous state and federal agencies.

The Airport Noise and Capacity Act of 1990 recognizes the right of airport operators with special noise problems to implement local noise abatement procedures as long as those procedures do not interfere unreasonably with the interstate and foreign commerce of the national air transportation system. Certain airports, including San Diego and Long Beach, California have established restrictions to limit noise, which can include limits on the number of hourly or daily operations and the time of such operations. These limitations serve to protect the local noise-sensitive communities surrounding the airport. Our scheduled flights at Long Beach and San Diego are in compliance with the noise curfew limits, but when we experience irregular operations, on occasion we violate these curfews. We have agreed to a payment structure with the Long Beach City Prosecutor for any violations, which we pay quarterly to the Long Beach Public Library Foundation and are based on the number of infractions in the preceding quarter. This local ordinance has not had, and we believe that it will not have, a negative effect on our operations.

Airport Access.    In January 2007, the High Density Rule, established by the FAA in 1968 to limit the number of scheduled flights at JFK from 3:00 p.m. to 7:59 p.m., expired. As a result, like nearly every other airport, the number of flights at JFK was no longer regulated and airlines became able to schedule flights without restrictions. As a result of over-scheduling beyond the airport’s hourly capacity, congestion and delays increased significantly in 2007. In response to this increased congestion, in December 2007, the DOT announced that JFK, beginning in 2008, would again become a slotted airport, from 6:00 a.m. until 10:59 p.m. During this period, all scheduled commercial aircraft, domestic and international, must possess an FAA-assigned slot or slot exemption in order to arrive at or depart from JFK.

At LaGuardia, where we maintain a small presence, the High Density Rule was replaced by the FAA with a temporary rule continuing the strict limitations on operations during the hours of

6:00 a.m. to 9:59 p.m. This rule had been scheduled to expire in late 2007 upon the enactment of a permanent rule restructuring the rights of carriers to operate at LaGuardia. However, because the permanent rule has not been issued, the FAA has extended the temporary rule. Under the current rule, our operations remain unaffected. Should new rules be implemented in whole or in part, our ability to maintain a full schedule at LaGuardia would likely be impacted.

Long Beach Municipal Airport is a slot-controlled airport as a result of a 1995 court settlement. Under the settlement, there are a total of 41 daily non-commuter departure slots and a single slot is required for every commercial departure. There are no plans to eliminate slot restrictions at the Long Beach Municipal Airport. In April 2003, the FAA approved a settlement agreement among the City of Long Beach, American Airlines, Alaska Airlines and JetBlue with respect to the allocation of the slots, which also provides for a priority allocation procedure should supplemental slots above the 41 current slots become available. We have 28 slots available for use and currently operate 24 weekday roundtrip flights from Long Beach Municipal Airport to nine domestic cities.

Foreign Operations.    International air transportation is subject to extensive government regulation. The availability of international routes to U.S. carriers is regulated by treaties and related agreements between the United States and foreign governments. We currently operate international service to The Bahamas, the Dominican Republic, Bermuda, Aruba and Mexico. JetBlue also began service to St. Maarten in January 2008. To the extent we seek to provide air transportation to additional international markets in the future, we will be required to obtain necessary authority from the DOT and the applicable foreign government.

Foreign Ownership.    Under federal law and the DOT regulations, we must be controlled by United States citizens. In this regard, our president and at least two-thirds of our board of directors must be United States citizens and not more than 24.99% of our outstanding common stock may be voted by non-U.S. citizens. We are currently in compliance with these ownership provisions.

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

The domestic airline industry is characterized by low profit margins, high fixed costs and significant price competition. We currently compete with other airlines on all of our routes. Many of our competitors are larger and have greater financial resources and name recognition than we do. Following our entry into new markets or expansion of existing markets, some of our competitors have chosen to add service or engage in extensive price competition. Unanticipated shortfalls in expected revenues as a result of price competition or in the number of passengers carried would negatively impact our financial results and harm our business. The extremely competitive nature of the airline industry could prevent us from attaining the level of passenger traffic or maintaining the level of fares required to maintain profitable operations in new and existing markets and could impede our growth strategy, which would harm our business. Additionally, if a traditional network airline were to fully develop a low cost structure, or if other low cost carriers were to compete with us directly, our business could be materially adversely affected.

Our business is highly dependent on the price and availability of fuel.

Fuel costs, which have been at unprecedented high levels, comprise a substantial portion of our total operating expenses and the cost of fuel is our single largest operating expense. Our 2007 average fuel price, including the impact of fuel hedging, increased 97% from 2004, which has adversely affected our operating results. Historically, fuel costs have been subject to wide price fluctuations based on geopolitical factors and supply and demand. The availability of fuel is dependent on oil refining capacity. When even a small amount of the domestic or global oil refining capacity becomes unavailable, supply shortages can result for extended periods of time. The availability of fuel is also affected by demand for home heating oil, gasoline and other petroleum products, as well as crude oil reserves, dependence on foreign imports of crude oil and potential hostilities in oil producing areas of the world. Because of the effects of these factors on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty.

Our aircraft fuel purchase agreements do not protect us against price increases or guarantee the availability of fuel. Additionally, some of our competitors may have more leverage than we do in obtaining fuel. We have and may continue to enter into crude oil and heating oil option contracts and swap agreements to partially protect against significant increases in fuel prices; however, such contracts and agreements do not completely protect us against price increases and are limited in fuel volume and duration.

Due to the competitive nature of the domestic airline industry, we have not been able to adequately increase our fares when fuel prices have risen and we may not be able to do so in the future. Continued high fuel costs or further price increases or fuel supply shortages may result in a curtailment of scheduled services and could have a material adverse effect on our financial condition and results of operations.

If we fail to successfully implement our growth strategy, our business could be harmed.

We have grown, and expect to continue to grow our business by increasing the frequency of flights to markets we currently serve, expanding the number of markets we serve and increasing flight connection opportunities. Increasing the number of markets we serve depends on our ability to access suitable airports located in our targeted geographic markets in a manner that is consistent with our cost strategy. We may also need to obtain additional gates at some of our existing destinations. Any condition that would deny, limit or delay our access to airports we currently serve or may seek to serve in the future would constrain our ability to grow. Opening new markets requires us to commit a substantial amount of resources, even before the new services commence. Expansion is also dependent upon our ability to maintain a safe and secure operation and requires additional personnel, equipment and facilities. An inability to hire and retain personnel, timely secure the required equipment and facilities in a cost-effective manner, efficiently operate our expanded facilities, or obtain the necessary regulatory approvals may adversely affect our ability to achieve our growth strategy, which could harm our business.

Due primarily to higher fuel prices, the competitive pricing environment and other cost increases, it has become increasingly difficult to fund our growth profitably. As a result, beginning in 2006 we modified our growth plans by deferring delivery of some of our Airbus A320 aircraft and EMBRAER 190 aircraft and selling or terminating our leases for some of our Airbus A320 aircraft. We may further reduce our future growth plans from previously announced levels. In addition, our competitors often add service, reduce their fares and/or offer special promotions following our entry into a new market. We cannot assure you that we will be able to profitably expand our existing markets or establish new markets, and if we fail to do so, our business could be harmed.

LiveTV has contracts to provide in-flight entertainment products and services with seven other airlines. At December 31, 2007, LiveTV services were available on 372 aircraft under these agreements, with firm commitments for 314 additional aircraft through 2012, with options for 182 additional installations through 2017. Performance under these agreements requires that LiveTV hire, train and retain qualified employees, receive component parts unique to its systems and services from their suppliers and secure facilities necessary to perform installations and maintenance on those systems. Should LiveTV be unable to satisfy its commitments under these third party contracts, our business could be harmed.

We have a significant amount of fixed obligations and we will incur significantly more fixed obligations, which could harm our ability to meet our growth strategy and impair our ability to service our fixed obligations.

As of December 31, 2007, our debt of $3.05 billion accounted for 75% of our total capitalization. In addition to long-term debt, we have a significant amount of other fixed obligations under leases related to our aircraft, airport terminal space, other airport facilities and office space. As of December 31, 2007, future minimum payments under noncancelable leases and other financing obligations were approximately $1.12 billion for 2008 through 2012 and an aggregate of $2.11 billion for the years thereafter. We are also constructing a new terminal at JFK, which will be operated under a 30-year lease with the PANYNJ. The minimum payments under this lease will be accounted for as a financing obligation and have been included in the totals above.

As of December 31, 2007, we had commitments of approximately $5.27 billion to purchase 144 additional aircraft and other flight equipment over the next eight years, including estimated amounts for contractual price escalations. We will incur additional debt and other fixed obligations as we take delivery of new aircraft and other equipment and continue to expand into new markets. We typically finance our aircraft through either secured debt or lease financing. Although we believe that debt and/or lease financing should be available for our aircraft deliveries, we cannot assure you that we will be able to secure such financing on terms acceptable to us or at all.

Our high level of debt and other fixed obligations could:

•	impact our ability to obtain additional financing to support capital expansion plans and for working capital and other purposes on acceptable terms or at all;

•	divert substantial cash flow from our operations and expansion plans in order to service our fixed obligations;

•	require us to incur significantly more interest or rent expense than we currently do, since a large portion of our debt has floating interest rates and five of our aircraft leases have variable-rate rent; and

•	place us at a possible competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.

Our ability to make scheduled payments on our debt and other fixed obligations will depend on our future operating performance and cash flows, which in turn will depend on prevailing economic and political conditions and financial, competitive, regulatory, business and other factors, many of which are beyond our control. We have no lines of credit, other than two short-term borrowing facilities for certain aircraft predelivery deposits. We are principally dependent upon our operating cash flows to fund our operations and to make scheduled payments on debt and other fixed obligations. We cannot assure you that we will be able to generate sufficient cash flows from our operations to pay our debt and other fixed obligations as they become due, and if we fail to do so our business could be harmed. If we are unable to make payments on our debt and other fixed obligations, we could be forced to renegotiate those obligations or obtain additional equity or other forms of financing. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our growth strategy. We cannot assure you that our renegotiation efforts would be successful or timely or that we could refinance our obligations on acceptable terms, if at all.

We may be subject to unionization, work stoppages, slowdowns or increased labor costs.

Our business is labor intensive, with labor costs representing approximately one-fourth of our operating expenses. Unlike most airlines, we have a non-union workforce. The unionization of any our employees could result in demands that may increase our operating expenses and adversely affect our financial condition and results of operations. Any of our different employee groups could unionize at any time and require separate collective bargaining agreements. If any group of our employees were to unionize and we were unable to reach agreement on the terms of their collective bargaining agreement or we were to experience widespread employee dissatisfaction, we could be subject to work slowdowns or stoppages. In addition, we may be subject to disruptions by organized labor groups protesting our non-union status. Any of these events would be disruptive to our operations and could harm our business.

We rely on maintaining a high daily aircraft utilization rate to keep our costs low, which makes us especially vulnerable to delays.

We maintain a high daily aircraft utilization rate, which is the amount of time that our aircraft spend in the air carrying passengers. High daily aircraft utilization allows us to generate more revenue from our aircraft and is achieved in part by reducing turnaround times at airports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including adverse weather conditions, security requirements, air traffic congestion and unscheduled maintenance. The majority of our operations are concentrated in the Northeast and Florida, which are particularly vulnerable to weather and congestion delays. Reduced aircraft utilization may limit our ability to achieve and maintain profitability as well as lead to customer dissatisfaction.

Our business is highly dependent on the New York metropolitan market and increases in competition or congestion or a reduction in demand for air travel in this market, or our inability to open and operate reliably out of our new terminal at JFK, would harm our business.

We are highly dependent on the New York metropolitan market where we maintain a large presence with approximately 66% of our daily flights having JFK, LaGuardia, Newark, Westchester County Airport or Newburgh’s Stewart International Airport as either their origin or destination. We have experienced an increase in flight delays and cancellations at JFK due to airport congestion, which has adversely affected our operating performance and results of operations. Our business could be further harmed by an increase in the amount of direct competition we face in the New York metropolitan market or by continued or increased congestion, delays or cancellations. Our business would also be harmed by any circumstances causing a reduction in demand for air transportation in the New York metropolitan area, such as adverse changes in local economic conditions, negative public perception of New York City, terrorist attacks or significant price increases linked to increases in airport access costs and fees imposed on passengers.

In the third quarter of 2008, we plan to commence operations out of a new 26-gate terminal at JFK, which we have been constructing since 2005 under a 30-year lease with the PANYNJ. Any significant delays in completing this construction or in commissioning of the new facility, including the adjacent parking garage and the skywalk connection to the AirTrain, or any non-performance of the building’s critical systems, such as baggage sortation, information technology or customer notification systems, could negatively affect our operations and harm our business.

We rely heavily on automated systems to operate our business and any failure of these systems could harm our business.

We are increasingly dependent on automated systems and technology to operate our business, enhance customer service and achieve low operating costs. These systems include our computerized airline reservation system, flight operations system, telecommunications systems, website, maintenance systems, check-in kiosks and in-flight entertainment systems. Since we only issue electronic tickets, our website and reservation system must be able to accommodate a high volume of traffic and deliver important flight information. These systems require upgrades or replacement periodically, which involve implementation and other operational risks, and our business may be harmed if we fail to replace or upgrade systems successfully.

The performance and reliability of our automated systems is critical to our ability to operate our business and compete effectively. These systems cannot be completely protected against events that are beyond our control, including natural disasters, computer viruses or telecommunications failures. Substantial or sustained system failures could impact customer service and result in our customers purchasing tickets from other airlines. We have implemented security measures and change control procedures and have disaster recovery plans; however, we cannot assure you that these measures are adequate to prevent disruptions, which, if they were to occur, could result in the loss of important data, increase our expenses, decrease our revenues and generally harm our business.

Our maintenance costs will increase as our fleet ages.

Because the average age of our aircraft is 3.1 years, our aircraft require less maintenance now than they will in the future. We have incurred lower maintenance expenses because most of the parts on our aircraft are under multi-year warranties. Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our operating expenses, as our fleet ages and these warranties expire.

If we are unable to operate the new EMBRAER 190 aircraft reliably, our business could be harmed.

We were the first airline to take delivery of the new EMBRAER 190 aircraft in late 2005. Acquisition of a new type of aircraft, such as the EMBRAER 190, involves a variety of risks relating to its operational reliability, including the ability of the aircraft and all of its components to comply with agreed upon specifications and performance standards. If we are unable to operate the new EMBRAER 190 aircraft reliably, our business could be harmed.

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

One of the unique features of our fleet is that every seat in each of our aircraft is equipped with free in flight entertainment including DirecTV®. An integral component of the system is the antenna, which is supplied to us by EMS Technologies, Inc. If EMS were to stop supplying us with its antennas for any reason, we would have to incur significant costs to procure an alternate supplier.

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

Through 2005, the domestic airline industry, as a whole, reported five consecutive years of losses, which caused fundamental and permanent changes in the industry. These losses have resulted in airlines renegotiating or attempting to renegotiate labor contracts, reconfiguring flight schedules, furloughing or terminating employees, as well as consideration of other efficiency and cost-cutting measures. Despite these actions, several airlines have reorganized under Chapter 11 of the U.S. Bankruptcy Code to permit them to reduce labor rates, restructure debt, terminate pension plans and generally reduce their cost structure. In recent years, the U.S. airline industry has experienced consolidation and there continue to be reports of potential further consolidation in the industry. It is foreseeable that further airline reorganizations, bankruptcies or consolidations may occur, the effects of which we are unable to predict. We cannot assure you that the occurrence of these events, or potential changes resulting from these events, will not harm our business or the industry.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Aircraft

As of December 31, 2007, we operated a fleet consisting of 104 Airbus A320 aircraft each powered by two IAE International Aero Engines V2527-A5 engines and 30 EMBRAER 190 aircraft each powered by two General Electric Engines CF-34-10 engines, as follows:

Aircraft	Seating Capacity	Owned	Capital Leased	Operating Leased	Total	Average Age in Years
Airbus A320	150	76	4	24	104	3.6
EMBRAER 190	100	1	—	29	30	1.5
Totals		77	4	53	134	3.1

Our aircraft leases have an average remaining initial lease term of approximately 13.8 years at December 31, 2007. The earliest of these terms ends in 2009 and the latest ends in 2025. We have the option to extend most of these leases for additional periods or to purchase the aircraft at the end of the lease term. All 77 of our owned aircraft and 19 of our 21 owned spare engines are subject to secured debt financing.

In October 2007, we amended our EMBRAER 190 purchase agreement, deferring delivery of 16 EMBRAER 190 aircraft originally scheduled for delivery from 2007 through 2012 to 2013 through 2015. In January 2008, we amended our Airbus A320 purchase agreement, deferring delivery of 16 Airbus A320 aircraft originally scheduled for delivery from 2011 through 2012 to 2012 through 2013. This amendment also affected our A320 purchase options as follows: 1) the deferral of eight to 2013 and 2014, 2) the conversion of eight into purchase rights for A320 aircraft scheduled for delivery through 2015 and 3) the cancellation of four. As of December 31, 2007, including the effects of these amendments, we had on order 144 aircraft, which are scheduled for delivery through 2015 on a relatively even basis during each year, with options to acquire 123 aircraft as follows:

	Firm			Option
Year	Airbus A320	EMBRAER 190	Total	Airbus A320	EMBRAER 190	Total
2008	12	6	18	—	—	—
2009 (1)	12	9	21	—	4	4
2010	10	8	18	—	9	9
2011	10	8	18	6	11	17
2012	13	10	23	8	12	20
2013	13	12	25	10	14	24
2014	—	12	12	4	21	25
2015	—	9	9	4	20	24
	70	74	144	32	91	123

(1)	In 2007, we exercised options for three of our EMBRAER 190 aircraft scheduled for delivery in 2009, which are now included as firm commitments.

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

Our principal base of operations is Terminal 6 at JFK, which is operated under a lease with the PANYNJ that expired in November 2006 and we are in the process of negotiating an extension of this lease into late 2008. In November 2005, we executed a lease agreement with the PANYNJ for the construction and operation of a new Terminal 5 at JFK. Under the lease, JetBlue is responsible for the construction, on behalf of the PANYNJ, of a 635,000 square foot 26-gate terminal connected to the historic Saarinen Building, a parking garage, roadways and a connection to the AirTrain, all of which are expected to be completed in late 2008. The lease term ends on the earlier of the thirtieth anniversary of the date of beneficial occupancy of the new terminal or November 21, 2039. We have a one-time early termination option five years prior to the end of the scheduled lease term. We will continue to operate out of our existing facilities at Terminal 6 and a temporary seven gate facility on the Terminal 5 site, which became operational in June 2006, until our new terminal is completed.

Our West Coast operations are based at Long Beach Municipal Airport, which serves the Los Angeles area. Our operations at Boston’s Logan International Airport are based at Terminal C, where we currently operate nine gates and 22 ticket counter positions. In 2008, we expect to add our tenth gate in May and our eleventh gate in November at Logan. Our operations at Washington’s Dulles International Airport are based at Terminal B, where we currently operate four gates and ten ticket counter positions.

We lease a 70,000 square foot aircraft maintenance hangar and an adjacent 32,000 square foot office and warehouse facility at JFK to accommodate our technical support operations and passenger provisioning personnel. The ground lease for this site expires in 2030. In addition, we occupy a building at JFK where we store aircraft spare parts and perform ground equipment maintenance.

We also lease a flight training center at Orlando International Airport, which encompasses 80,000 square feet and is equipped with six full flight simulators, two cabin trainers, a training pool, classrooms and support areas. This facility, which is capable of housing eight full flight simulators, is being used for the initial and recurrent training of our pilots and inflight crew, as well as support training for our technical operations and airport crew. In addition, we lease a 70,000 square foot hangar at Orlando International Airport, which is used by LiveTV for the installation and maintenance of in-flight satellite television systems and aircraft maintenance. The ground leases for our Orlando facilities expire in 2035.

Our primary corporate offices are located in Forest Hills, New York, where we occupy space under a lease that expires in 2012, and our finance department is based in Darien, Connecticut, where we occupy space under a lease that expires in 2011. Our office in Salt Lake City, Utah, where we occupy space under a lease that expires in 2014, contains a core team of employees who are responsible for group sales, customer service, at-home reservation agent supervision, disbursements and credit card fraud investigation. In addition to the above, our information technology department is based in Garden City, New York, where we occupy space under a lease that expires in 2015.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information concerning JetBlue’s executive officers as of the date of this report follows. There are no family relationships between any of our executive officers.

David Barger, age 50, is our Chief Executive Officer and has served in this capacity since May 2007. He is also a member of our board of directors. He served as our President from August 1998 to September 2007 and Chief Operating Officer from August 1998 to March 2007. From 1992 to 1998, Mr. Barger served in various management positions with Continental Airlines, including Vice President, Newark hub. He held various director level positions at Continental Airlines from 1988 to 1995. From 1982 to 1988, Mr. Barger served in various positions with New York Air, including Director of Stations.

Edward Barnes, age 43, is our Executive Vice President and Chief Financial Officer, a position he has held since February 2008. Mr. Barnes joined the Company in October 2006 as Vice President, Cost Management and Financial Analysis and more recently served as Vice President, Finance. His prior experience includes serving as Vice President, Controller of JDA Software from April 2005 through September 2006; Senior Vice President, Chief Financial Officer at Assisted Living Concepts from December 2003 to March 2005; and Vice President, Controller at Pegasus Solutions from June 2000 to December 2003. He is a Certified Public Accountant and a member of the AICPA.

Russell Chew, age 54, is our President and Chief Operating Officer and has served in these capacities since September 2007 and March 2007, respectively. Mr. Chew served as Chief Operating Officer of the Federal Aviation Administration from 2003 until February 2007. Before joining the FAA, Mr. Chew was employed by American Airlines, Inc. from 1985 through 2003, most recently as Managing Director of Systems Operations Control.

James Hnat, age 37, is our Executive Vice President Corporate Affairs, General Counsel and Secretary and has served in this capacity since April 2007. He served as our Senior Vice President, General Counsel and Assistant Secretary from March 2006 to April 2007 and as our General Counsel and Assistant Secretary from February 2003 to March 2006 and as our Associate General Counsel from June 2001 to January 2003. Mr. Hnat is a member of the bar of New York and Massachusetts.

Robert Maruster, age 36, is our Senior Vice President Airports Customer Services and has served in this capacity since February 2006 when he was promoted from Vice President Operational Planning, a position he had held since July 2005. From October 2004 to July of 2005, Mr. Maruster served as Vice President Customer Service & Operations at Hartsfield-Jackson Atlanta International Airport.  From early 2001 until his appointment as Vice President, he served in a variety of management roles relating to airport operations, procedures and technology.  Prior to that, Mr. Maruster held numerous leadership positions at Delta Air Lines in sales and marketing and operations.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the symbol JBLU. The table below shows the high and low sales prices for our common stock.

	High	Low
2006 Quarter Ended
March 31	$14.91	$9.65
June 30	12.92	8.93
September 30	12.65	9.23
December 31	15.60	9.15

2007 Quarter Ended
March 31	$17.02	$11.33
June 30	12.08	9.72
September 30	11.99	8.53
December 31	9.98	5.90

As of January 31, 2008, there were approximately 600 holders of record of our common stock.

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

The following line graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s 500 Stock Index and the AMEX Airline Index for the period beginning on April 11, 2002, the date of our initial public offering, and ending on December 31, 2007. The comparison assumes the investment of $100 in our common stock and each of the foregoing indices and reinvestment of all dividends.

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
JetBlue Airways Corporation	$100	$147	$129	$128	$118	$49
S&P 500 Stock Index	100	126	138	142	161	167
AMEX Airline Index(1)	100	158	155	140	150	88
(1) As of December 31, 2007, the AMEX Airline Index consisted of AirTran Holdings Inc., Alaska Air Group Inc., AMR Corporation, Continental Airlines Inc., ExpressJet Holdings Inc., Frontier Airlines Holdings Inc., JetBlue Airways Corporation, Mesa Air Group Inc., SkyWest Inc., Southwest Airlines Co. and UAL Corporation.

ITEM 6.    SELECTED FINANCIAL DATA

The following financial information for the five years ended December 31, 2007 has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report.

	Year Ended December 31,
	2007	2006	2005	2004		2003
	(in millions, except per share data)
Statements of Operations Data:
Operating revenues	$2,842	$2,363	$1,701	$1,265		$998
Operating expenses:
Aircraft fuel	929	752	488	255		147
Salaries, wages and benefits	648	553	428	337		267
Landing fees and other rents	180	158	112	92		70
Depreciation and amortization	176	151	115	77		51
Aircraft rent	124	103	74	70		60
Sales and marketing	121	104	81	63		54
Maintenance materials and repairs	106	87	64	45		23
Other operating expenses (1)	389	328	291	215		159
Total operating expenses (2)	2,673	2,236	1,653	1,154		831
Operating income	169	127	48	111		167
Government compensation (3)	—	—	—	—		23
Other income (expense)	(128)	(118)	(72)	(36)		(16)
Income (loss) before income taxes	41	9	(24)	75		174
Income tax expense (benefit)	23	10	(4)	29		71
Net income (loss)	$18	$(1)	$(20)	$46		$103
Earnings (loss) per common share:
Basic	$0.10	$—	$(0.13)	$0.30		$0.71
Diluted	$0.10	$—	$(0.13)	$0.28		$0.64

Other Financial Data:
Operating margin	6.0%	5.4%	2.8%	8.8%		16.8%
Pre-tax margin	1.4%	0.4%	(1.4)%	5.9%		17.4%
Ratio of earnings to fixed charges (4)	—	—	—	1.6	x	3.1	x
Net cash provided by operating activities	$358	$274	$170	$199		$287
Net cash used in investing activities	(734)	(1,307)	(1,276)	(720)		(987)
Net cash provided by financing activities	556	1,037	1,093	437		789

(1)	In 2007, we sold three Airbus A320 aircraft, which resulted in gains of $7 million. In 2006, we sold five Airbus A320 aircraft, resulting in gains of $12 million.
(2)	In 2005, we recorded $7 million in non-cash stock-based compensation expense related to the acceleration of certain employee stock options and wrote-off $6 million in development costs relating to a maintenance and inventory tracking system that was not implemented.
(3)	In 2003, we received $23 million in compensation under the Emergency War Time Supplemental Appropriations Act.
(4)	Earnings were inadequate to cover fixed charges by $1 million, $17 million and $39 million for the years ended December 31, 2007, 2006 and 2005, respectively.

	As of December 31,
	2007	2006	2005	2004	2003
	(in millions)
Balance Sheet Data:
Cash, cash equivalents and investment securities	$834	$699	$484	$450	$607
Total assets	5,598	4,843	3,892	2,797	2,185
Total debt	3,048	2,840	2,326	1,545	1,109
Common stockholders’ equity	1,036	952	911	754	670

	Year Ended December 31,
	2007	2006	2005	2004	2003
Operating Statistics (unaudited):
Revenue passengers (thousands)	21,387	18,565	14,729	11,783	9,012
Revenue passenger miles (millions)	25,737	23,320	20,200	15,730	11,527
Available seat miles (ASMs)(millions)	31,904	28,594	23,703	18,911	13,639
Load factor	80.7%	81.6%	85.2%	83.2%	84.5%
Breakeven load factor (5)	80.7%	81.4%	86.1%	77.9%	72.6%
Aircraft utilization (hours per day)	12.8	12.7	13.4	13.4	13.0

Average fare	$123.23	$119.73	$110.03	$103.49	$107.09
Yield per passenger mile (cents)	10.24	9.53	8.02	7.75	8.37
Passenger revenue per ASM (cents)	8.26	7.77	6.84	6.45	7.08
Operating revenue per ASM (cents)	8.91	8.26	7.18	6.69	7.32
Operating expense per ASM (cents)	8.38	7.82	6.98	6.10	6.09
Operating expense per ASM, excluding fuel (cents)	5.47	5.19	4.92	4.75	5.01
Airline operating expense per ASM (cents) (5)	8.27	7.76	6.91	6.04	6.08

Departures	196,594	159,152	112,009	90,532	66,920
Average stage length (miles)	1,129	1,186	1,358	1,339	1,272
Average number of operating aircraft during period	127.8	106.5	77.5	60.6	44.0
Average fuel cost per gallon	$2.09	1.99	$1.61	$1.06	$0.85
Fuel gallons consumed (millions)	444	377	303	241	173
Percent of sales through jetblue.com during period	75.7%	79.1%	77.5%	75.4%	73.0%
Full-time equivalent employees at period end (5)	9,909	9,265	8,326	6,413	4,892

(5)	Excludes results of operations and employees of LiveTV, LLC, which are unrelated to our airline operations and are immaterial to our consolidated operating results.

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

Overview

We are an innovative, low cost passenger airline that provides award-winning customer service primarily on point-to-point routes. We offer our customers a high quality product, including generous legroom, free in-flight entertainment, pre-assigned seating, unlimited snacks and reliable performance. We currently serve 53 destinations in 21 states, Puerto Rico, Mexico and the Caribbean and operate over 550 flights a day with a fleet of 104 Airbus A320 aircraft and 30 EMBRAER 190 aircraft.

In 2007, we reported net income of $18 million and an operating margin of 6.0%, compared to a net loss of $1 million and an operating margin of 5.4% in 2006. We achieved these results despite operational challenges in the first quarter and record high fuel prices, through revenue optimization, continued cost discipline and strategically managing our growth.

In the first quarter of 2007, we were negatively impacted by an ice storm which hit the New York metropolitan area and resulted in our cancelling approximately 1,200 flights over a six day period. Following our recovery from the storm, we appointed Russell Chew as our Chief Operating Officer who led our successful implementation of a multi-phased strategy to improve our overall operating reliability, better handle of irregular operations (which includes preemptive cancellations for severe weather), and improve customer communications. We further demonstrated our industry-leading commitment to our customers with the introduction of the JetBlue Airways Customer Bill of Rights which provides for compensation to our customers who are inconvenienced by service disruptions within our control. We believe that we have emerged from 2007 a better airline through these strategic changes, which also have contributed to our improved operating results.

The summer of 2007 was one of the worst for flight delays in the New York metropolitan area, principally as a result of airlines’ over-scheduling the capacity of the New York metropolitan airports during certain hours of the day. In response to these chronic delays, the DOT announced that beginning in 2008, it would limit the number of flights in and out of JFK. We believe that, along with other initiatives the FAA and DOT are undertaking to enhance capacity, these restrictions will help alleviate congestion in the nation’s largest travel market and thereby enable us to operate more reliably, reduce costs and improve the customer experience.

In 2007, we continued our focus on a more disciplined growth strategy, beginning with managing the growth, size and age of our fleet. In March 2007, we amended our Airbus A320 purchase agreement, deferring four aircraft deliveries from 2009 to 2012. In 2008, we further amended this purchase agreement, deferring delivery of 16 aircraft, which had been scheduled for delivery in 2010 and 2011, to 2012 and 2013. During 2007, we sold three of our older Airbus A320 aircraft and returned another to its lessor. Removing older aircraft from our fleet allows us to keep the average age of our fleet down and improves our efficiency, which results in a better experience for our customers as well as reduces maintenance costs. We plan further sales and lease terminations of older aircraft in 2008, including commitments to sell six A320 aircraft in 2008. In 2007, we also amended our purchase agreement with Embraer by slowing delivery of 16 firm aircraft orders. Our original purchase agreement called for delivery of an average of 18 EMBRAER 190 aircraft per year. Following the 2007 amendments, we slowed the pace of firm aircraft deliveries to an average of 10 per year. However, because we have 91 EMBRAER 190 purchase options remaining, we retained the flexibility to increase deliveries if demand warrants. In December 2007, we exercised purchase options for three EMBRAER 190 aircraft to be delivered in 2009 (which purchase options would have otherwise expired).

Our growth in 2007 was achieved largely through expanding our existing route network by adding frequencies and new routes between existing destinations. We added only five new destinations in 2007, compared to the 16 that were added in 2006. In late 2007, we made the decision to close our stations in Nashville, TN and Columbus, OH, which allowed us to redeploy aircraft to more profitable routes.  In 2008, we plan to continue to focus on adding service between existing destinations and rational growth in the number of new destinations, including the January 2008 additions of Puerto Plata in the Dominican Republic and St. Maarten in the Netherlands Antilles.

In the third quarter of 2008, we plan on opening our new 26-gate terminal at JFK’s Terminal 5, or T5. T5 has an optimal airside location, which we believe will increase the efficiency of our operations. Although we will be limited in the number of flights we can operate out of JFK during the airport’s peak hours, we believe that T5 will allow us to continue to grow our operations at the airport. We also believe that our customers will have an improved overall experience in T5, including approximately 200 self-service kiosks, a 20-lane security checkpoint and a wide variety of high quality concessions and wireless hotspots, which should differentiate us from our competitors in much the same way that our onboard flight experience has distinguished us from other airlines.

We have increased our revenues through the use of various distribution channels. During 2007, we began selling tickets through several online travel agencies, including Expedia, Travelocity and Orbitz. We also began collecting a $10 telephonic reservation fee, with the goal of directing more traffic through jetblue.com, our lowest cost distribution channel, in addition to generating more ancillary revenue. We also introduced our Cashless Cabin initiative in November 2007 in order to help monetize ancillary revenue opportunities onboard our aircraft. We are continuing to evaluate additional revenue generating options to improve the JetBlue Experience for our customers without compromising the JetBlue brand.

In December 2007, we announced plans to issue and sell approximately 42 million shares of our common stock to Deutsche Lufthansa AG for approximately $300 million, net of transaction costs. Following the consummation of this transaction in January 2008, Deutsche Lufthansa AG currently owns approximately 19% of our total outstanding shares of common stock. We believe that this investment by one of the most highly respected leaders and most recognized brands in the global airline industry is an affirmation of the JetBlue brand and business model. The proceeds of this financing will be used to fund working capital and for other corporate purposes.

We derive our revenue primarily from transporting passengers on our aircraft. Passenger revenue was 92.7% of our total operating revenues for the year ended December 31, 2007. Revenues generated from international routes, excluding Puerto Rico, accounted for 4% of our total passenger revenues in 2007. Revenue is recognized either when transportation is provided or after the ticket or customer credit expires. We measure capacity in terms of available seat miles, which represents the number of seats available for passengers multiplied by the number of miles the seats are flown. Yield, or the average amount one passenger pays to fly one mile, is calculated by dividing passenger revenue by revenue passenger miles.

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

Other revenue consists primarily of fees charged to customers in accordance with our published policies relating to reservation changes and baggage limitations, the marketing component of TrueBlue point sales, concession revenues and revenues earned by our subsidiary, LiveTV, LLC, for the sale of, and on-going services provided for, in-flight entertainment systems sold to other airlines.

We maintain one of the lowest cost structures in the industry due to the young average age of our fleet, a productive workforce, and a strong commitment to cost discipline. In 2008, we plan to continue our focus on cost control while improving the JetBlue Experience for our customers. The largest components of our operating expenses are aircraft fuel and salaries, wages and benefits provided to our employees, including provisions for our profit sharing plan. Unlike most airlines, we have a non-union workforce, which we believe provides us with more flexibility and allows us to be more productive, although we are subject to ongoing attempts at unionization. The price and availability of aircraft fuel, which is our single largest operating expense, are extremely volatile due to global economic and geopolitical factors that we can neither control nor accurately predict. Sales and marketing expenses include advertising and fees paid to credit card companies. Our distribution costs tend to be lower than those of most other airlines on a per unit basis because the majority of our customers book directly through our website or our agents. Maintenance materials and repairs are expensed when incurred unless covered by a third party services contract. Because the average age of our aircraft is 3.1 years, all of our aircraft require less maintenance now than they will in the future. Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our unit costs, as our fleet ages. Other operating expenses consist of purchased services (including expenses related to fueling, ground handling, skycap, security and janitorial services), insurance, personnel expenses, cost of goods sold to other airlines by LiveTV, professional fees, passenger refreshments, supplies, bad debts, communication costs, gains on aircraft sales and taxes other than payroll taxes, including fuel taxes.

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

The airline industry has been intensely competitive in recent years, due in part to persistently high fuel prices and the adverse financial condition of many of the domestic airlines. In 2005 US Airways and America West merged, and each of Delta Air Lines and Northwest Airlines filed for bankruptcy protection. Both Delta and Northwest emerged from bankruptcy in 2007 with lower costs, which is allowing them to compete more vigorously. Through 2007 and into 2008, there have been other reports of potential consolidation within the industry. We are unable to predict what the effect of further industry consolidation would be for us or for the airline industry in general. In 2007, most traditional network airlines continued to increase capacity on their international routes and only slightly increased their domestic capacity. These developments, in conjunction with our shift of capacity from some transcontinental flights to more short- and medium-haul routes, contributed to our improved financial performance in 2007.

Our ability to be profitable in this competitive environment depends on, among other things, operating at costs equal to or lower than those of our competitors, continuing to provide high quality customer service and maintaining adequate liquidity levels. Although we have been able to raise capital and continue to grow, the highly competitive nature of the airline industry could prevent us from attaining the passenger traffic or yields required to be profitable in new and existing markets.

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

Outlook for 2008

Our focus in 2008 will continue to be on disciplined growth, rigorous cost control and revenue optimization. We expect the year-over-year upward trend in yield and RASM to continue through 2008 as a result of our overall decreased domestic capacity and maturity of our markets. In addition, we are continuously looking to expand our other revenue opportunities, including charter services, marketing alliances, and through our 2008 introduction of refundable fares.

We expect our full-year operating capacity for 2008 to increase approximately 5% to 8% over 2007 with the addition of 12 new Airbus A320 aircraft and six new EMBRAER 190 aircraft to our operating fleet, offset by the planned sale of six of our Airbus A320 aircraft during the year. In our efforts to create a growth plan that is sustainable, we may modify our rate of growth over the next few years through a combination of additional aircraft sales, returns, assignments and/or delivery deferrals. Assuming fuel prices of $2.55 per gallon, net of effective hedges, our cost per available seat mile for 2008 is expected to increase by 10% to 12% over 2007. Our operating margin is expected to be between 6% and 8% and our pre-tax margin is expected to be between 1% and 3% for the full year.

Results of Operations

The U.S. domestic airline environment continues to be extremely challenging primarily due to high aircraft fuel prices and vigorous price competition. However, due to the optimization of our own fare mix, average fares for the year increased 3% over 2006 to $123.23, while load factor declined 0.9 points to 80.7% from the full year 2006.

Our on-time performance, defined by the DOT as arrivals within 14 minutes of schedule, was 70.2% in 2007 compared to 72.9% in 2006. Our on-time performance was affected by our commitment to operate our scheduled flights whenever possible, along with operating at three of the most congested and delay-prone airports in the U.S., as reflected by our 98.0% and 99.6% completion factors in 2007 and 2006, respectively.

Year 2007 Compared to Year 2006

We reported net income of $18 million in 2007 compared to a net loss of $1 million in 2006. In 2007, we had operating income of $169 million, an increase of $42 million over 2006, and our operating margin was 6.0%, up 0.6 points from 2006. Diluted earnings per share was $0.10 for 2007 and $0.00 for 2006.

Operating Revenues.    Operating revenues increased 20%, or $479 million, primarily due to an increase in passenger revenues. The $413 million increase in passenger revenues was attributable to a 7.4% increase in yield due to higher average fare offset by a slightly lower load factor. Passenger revenues were also higher due to a 24% increase in departures.

Other revenue increased 47%, or $66 million, primarily due to higher change fees and excess baggage fees of $28 million resulting from more passengers and higher rates. Other revenue also increased due to higher LiveTV third-party revenues of $12 million, rental income of $8 million, mail revenues of $3 million and the marketing component of TrueBlue point sales of $3 million.

Operating Expenses.    Operating expenses increased 20%, or $437 million, primarily due to operating an average of 21 additional aircraft, which resulted in higher capacity, and a 5% increase in average fuel price per gallon. Operating capacity increased 12% to 31.9 billion available seat miles in 2007 due to having 20% more average aircraft in-service. Our increase in capacity was partially offset by a 3% reduction in available seat miles due to the removal of a row of seats on our Airbus A320 aircraft in the first quarter of 2007. Operating expenses per available seat mile increased 7% to 8.38 cents. Excluding fuel, our cost per available seat mile increased 5% in 2007. In detail, operating costs per available seat mile were (percent changes are based on unrounded numbers):

	Year Ended December 31,
	2007	2006	Percent Change
	(in cents)
Operating expenses:
Aircraft fuel	2.91	2.63	10.7%
Salaries, wages and benefits	2.03	1.94	5.1
Landing fees and other rents	.57	.55	2.5
Depreciation and amortization	.55	.53	4.2
Aircraft rent	.39	.36	7.2
Sales and marketing	.38	.36	4.3
Maintenance materials and repairs	.33	.30	8.8
Other operating expenses	1.22	1.15	6.2
Total operating expenses	8.38	7.82	7.1%

In 2007, our average stage length declined 5% to 1,129 miles due to increased operation of the shorter-range EMBRAER 190 aircraft. A shorter average stage length results in fewer available seat miles and, therefore, higher unit costs. We estimate that more than half of the year-over-year increase in our total cost per available seat mile was attributable to the decrease in our average stage length and also was a significant factor of the increase in each component.

Aircraft fuel expense increased 24%, or $177 million, due to 67 million more gallons of aircraft fuel consumed resulting in $133 million of additional fuel expense and a 5% increase in average fuel cost per gallon, or $44 million. Aircraft fuel prices remained at or near historically high levels in 2007, with our average fuel price per gallon at $2.09 compared to $1.99 for the year ended December 31, 2006. Our fuel costs represented 35% and 34% of our operating expenses in 2007 and 2006, respectively. Our fuel consumption per block hour decreased 3% due to utilization of the lighter EMBRAER 190 aircraft and various fuel conservation initiatives. Cost per available seat mile increased 11% primarily due higher fuel prices and increased stage length..

Salaries, wages and benefits increased 17%, or $95 million, due primarily to changes in our employee retirement plan, increases in our 2007 pilot pay rates, increased profit sharing and overtime pay resulting from the weather-related events in the first quarter of 2007. Specifically, we recorded $20 million of profit sharing in 2007 compared to $3 million in 2006. Cost per available seat mile increased 5% as a result of the 2007 pilot pay increases and profit sharing.

Landing fees and other rents increased 14%, or $22 million, due to a 24% increase in departures over 2006 and increased airport rents associated with opening five new cities in 2007. Cost per available seat mile increased 3% due to the decrease in average stage length.

Depreciation and amortization increased 16%, or $25 million, primarily due to having an average of 78 owned and capital leased aircraft in 2007 compared to 67 in 2006.

Aircraft rent increased 20%, or $21 million, due to seven new EMBRAER 190 aircraft leases. Cost per available seat mile increased 7% due to a higher percentage of our fleet being leased.

Sales and marketing expense increased 16%, or $17 million, primarily due to $11 million in higher credit card fees resulting from increased passenger revenues and $5 million in commissions related to our participation in GDSs. On a cost per available seat mile basis, sales and marketing expense increased 4% primarily due to higher credit card fees and more GDS commissions. We book the majority of our reservations through a combination of our website and our agents (76% and 16% in 2007, respectively).

Maintenance materials and repairs increased 21%, or $19 million, due to 21 more average operating aircraft in 2007 compared to 2006 and a gradual aging of our fleet. Cost per available seat mile increased 9% primarily due to an increase in the average age of our fleet. Maintenance expense is expected to increase significantly as our fleet ages.

Other operating expenses increased 19%, or $61 million, primarily due to higher variable costs associated with 12% increased capacity and a 15% increase in the number of passengers served. $4 million of the increase is related to LiveTV’s development of in-flight data connectivity and $5 million is attributable to higher interrupted trip expenses. In addition, other operating expenses include $7 million and $12 million in gains on sales of aircraft in 2007 and 2006, respectively. Cost per available seat mile increased 6% due primarily to fewer gains on the sale of aircraft.

Other Income (Expense).    Interest expense increased 31%, or $52 million, primarily due to increases of $34 million in interest associated with the debt or capital lease financing for new aircraft deliveries, $13 million of interest for the financing of previously unsecured property and $18 million of interest related to our construction obligation for our new terminal at JFK. Interest expense was reduced by approximately $7 million due to the scheduled pay downs of our long-term debt obligations and by an additional $6 million related to retired debt for sold aircraft. The increase in capitalized interest was primarily attributable to the higher interest expense incurred for our new terminal.

Interest income and other increased 96%, or $26 million, primarily due to a $17 million increase in interest income due to higher average cash and investment balances and fuel hedge gains of

$5 million in 2007 compared to fuel hedge losses of $5 million in 2006. We are unable to predict the amount of accounting ineffectiveness related to our crude and heating oil derivative instruments each period, or the potential loss of hedge accounting, which is determined on a derivative-by-derivative basis, due to the volatility in the market for these commodities.

Our effective tax rate decreased to 55% in 2007 from 109% in 2006. Our effective tax rate differs from the statutory income tax rate due to the nondeductibility of certain items for tax purposes and the relative size of these items to our pre-tax income of $41 million and $9 million in 2007 and 2006, respectively.

    Year 2006 Compared to Year 2005

We had a net loss of $1 million in 2006 compared to a net loss of $20 million in 2005. In 2006, we had operating income of $127 million, an increase of $79 million over 2005, and our operating margin was 5.4%, up 2.6 points from 2005. Diluted loss per share was $0.00 for 2006 and $0.13 for 2005.

Operating Revenues.    Operating revenues increased 39%, or $662 million, primarily due to an increase in passenger revenues. Increased passengers resulting from a 42% increase in departures, or $251 million, and a 19% increase in yield, or $352 million, drove the increase in passenger revenue of $603 million for the year 2006. Although our load factor was 3.6 points lower than that of 2005, the increase in our yields more than compensated for this decrease. During 2006, we entered into agreements with four GDSs, which allow our flights to be available on their online travel reservation systems. Bookings through these GDSs have resulted in higher average fares, which have more than offset the increased distribution costs.

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

	Year Ended December 31,
	2006	2005	Percent Change
	(in cents)
Operating expenses:
Aircraft fuel	2.63	2.06	27.7%
Salaries, wages and benefits	1.94	1.81	7.2
Landing fees and other rents	.55	.47	16.5
Depreciation and amortization	.53	.48	9.2
Aircraft rent	.36	.31	15.2
Sales and marketing	.36	.35	5.3
Maintenance materials and repairs	.30	.27	12.6
Other operating expenses	1.15	1.23	(6.5)
Total operating expenses	7.82	6.98	12.1%

In 2006, our average stage length declined 13% to 1,186 miles due to increased operation of the shorter-range EMBRAER 190 aircraft and capacity reductions in our East-West markets. A shorter average stage length results in fewer available seat miles and, therefore, higher unit costs. We estimate that more than half of the year-over-year increase in our total cost per available seat mile was attributable to the decrease in our average stage length and also was a significant factor of the increase in each component.

Aircraft fuel expense increased 54%, or $264 million, due to 74 million more gallons of aircraft fuel consumed resulting in $119 million of additional fuel expense and a 24% increase in average fuel cost per gallon, or $145 million. Aircraft fuel prices remained at or near historically high levels in 2006, with our average fuel price per gallon at $1.99 compared to $1.61 for the year ended December 31, 2005. Our fuel costs represented 34% and 30% of our operating expenses in 2006 and 2005, respectively. Our fuel consumption per block hour decreased 5% due to utilization of the lighter EMBRAER 190 aircraft and various fuel conservation initiatives. Based on our expected fuel volume for 2007, a $0.10 per gallon increase in the cost of aircraft fuel would increase our annual fuel expense by approximately $45 million. Cost per available seat mile increased 28% primarily due to the increase in average fuel cost per gallon.

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

Our effective tax rate increased to 109% in 2006 from 15% in 2005. Our effective tax rate differs from the statutory income tax rate due to the nondeductibility of certain items for tax purposes and the relative size of these items to our 2006 pre-tax income of $9 million.

Quarterly Results of Operations

The following table sets forth selected financial data and operating statistics for the four quarters ended December 31, 2007. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10-K.

	Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Statements of Operations Data (dollars in millions)
Operating revenues	$608	$730	$765	$739
Operating expenses:
Aircraft fuel	190	226	249	264
Salaries, wages and benefits	164	158	159	167
Landing fees and other rents	45	47	44	44
Depreciation and amortization	42	43	44	47
Aircraft rent	30	30	32	32
Sales and marketing	29	31	32	29
Maintenance materials and repairs	26	27	25	28
Other operating expenses (1)	95	95	101	98
Total operating expenses	621	657	686	709
Operating income (loss)	(13)	73	79	30
Other income (expense)	(32)	(30)	(33)	(33)
Income (loss) before income taxes	(45)	43	46	(3)
Income tax expense (benefit)	(23)	22	23	1
Net income (loss)	$(22)	$21	$23	$(4)
Operating margin	(2.2)%	10.0%	10.3%	4.1%
Pre-tax margin	(7.3)%	5.9%	6.0%	(0.4)%

	Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Operating Statistics:
Revenue passengers (thousands)	5,091	5,587	5,528	5,181
Revenue passenger miles (millions)	5,942	6,736	6,848	6,211
Available seat miles ASM (millions)	7,370	8,066	8,355	8,113
Load factor	80.6%	83.5%	82.0%	76.6%
Breakeven load factor (2)	88.1%	79.6%	78.0%	78.4%
Aircraft utilization (hours per day)	12.7	13.2	13.0	12.6
Average fare	$110.79	$122.17	$128.83	$130.61
Yield per passenger mile (cents)	9.49	10.13	10.40	10.89
Passenger revenue per ASM (cents)	7.65	8.46	8.52	8.34
Operating revenue per ASM (cents)	8.25	9.05	9.16	9.10
Operating expense per ASM (cents)	8.43	8.14	8.22	8.73
Operating expense per ASM, excluding fuel (cents)	5.85	5.34	5.24	5.48
Airline operating expense per ASM (cents) (2)	8.36	8.07	8.11	8.54
Departures	46,574	49,513	50,233	50,274
Average stage length (miles)	1,086	1,135	1,161	1,133
Average number of operating aircraft during period	121.5	126.7	130.7	132.1
Average fuel cost per gallon	$1.88	$2.00	$2.13	$2.34
Fuel gallons consumed (millions)	101	113	117	113
Percent of sales through jetblue.com during period	76.4%	74.0%	74.5%	78.1%
Full-time equivalent employees at period end (2)	9,260	9,421	9,301	9,909

(1)	During the third and fourth quarters of 2007, we sold a total of three Airbus A320 aircraft, which resulted in gains of $2 million and $5 million, respectively.
(2)	Excludes results of operations and employees of LiveTV, LLC, which are unrelated to our airline operations and are immaterial to our consolidated operating results.

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

Liquidity and Capital Resources

At December 31, 2007, we had cash and cash equivalents of $190 million and investment securities of $644 million, compared to cash and cash equivalents of $10 million and investment securities of $689 million at December 31, 2006. The increase in our cash and investment balances during 2007 resulted primarily from our results from operations and net proceeds from the sale of three of our aircraft. We presently have no lines of credit other than two short-term borrowing facilities for certain aircraft predelivery deposits. At December 31, 2007, we had $43 million in borrowings outstanding under these facilities.

We rely primarily on cash flows from operations to provide working capital for current and future operations. Cash flows from operating activities totaled $358 million in 2007, $274 million in 2006, and $170 million in 2005. The $84 million increase in cash flows from operations in 2007 compared to 2006 was primarily as a result of the growth of our business. Cash flows from operations in 2006 compared to 2005 also increased due to the growth of our business, offset in part by the increase in fuel prices. Net cash used in investing and financing activities was $178 million in 2007, $270 million in 2006, and $183 million in 2005.

Investing Activities.    During 2007, capital expenditures related to our purchase of flight equipment included expenditures of $531 million for 17 aircraft and four spare engines, $128 million for flight equipment deposits and $12 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $74 million. Expenditures related to the construction of our new terminal at JFK totaled $242 million. Net cash provided by the sale of investment securities was $78 million. Other investing activities included the receipt of $100 million in proceeds from the sale of three Airbus A320 aircraft, the release of $72 million related to restricted cash that collateralized a letter of credit we had posted in connection with our new terminal lease at JFK and the refund of $12 million in flight equipment deposits related to aircraft delivery deferrals.

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

Financing Activities.    Financing activities during 2007 consisted primarily of (1) the sale and leaseback over 18 years of seven EMBRAER 190 aircraft for $183 million by a U.S. leasing institution, (2) our issuance of $278 million in fixed rate equipment notes to various European financial institutions secured by eight Airbus A320 aircraft, (3) our issuance of $69 million in floating rate equipment notes to various European financial institutions secured by two Airbus A320 aircraft, (4) reimbursement of construction costs incurred for our new terminal at JFK of $242 million, (5) the financing of four spare engine purchases of $29 million, (6) scheduled maturities of $197 million of debt and (7) the repayment of $68 million of debt in connection with the sale of three Airbus A320 aircraft.

Financing activities during 2006 consisted primarily of (1) the sale and leaseback over 18 years of 16 EMBRAER 190 aircraft for $406 million by a U.S. leasing institution, (2) our issuance of $329 million in fixed rate equipment notes to various European financial institutions secured by nine Airbus A320 aircraft and one EMBRAER 190 aircraft, 3)our issuance of $69 million in floating rate equipment notes to various European financial institutions secured by two Airbus A320 aircraft, 4) our issuance of $223 million in fixed and floating rate debt to various U.S. and European financial institutions secured by eight Airbus A320 aircraft, five of which were refinanced, (5) reimbursement of construction costs incurred for our new terminal at JFK of $179 million, (6) the financing of previously unsecured owned assets for $234 million, (7) scheduled maturities of $162 million of debt and (8) the repayment of $105 million of debt in connection with the sale of five Airbus A320 aircraft.

In June 2006, we filed an automatic shelf registration statement with the SEC relating to our sale, from time to time, in one or more public offerings of debt securities, pass-through certificates, common stock, preferred stock and/or other securities. The net proceeds of any securities we sell under this registration statement may be used to fund working capital and capital expenditures, including the purchase of aircraft and construction of facilities on or near airports. Through December 31, 2007, we had issued a total of $124 million of pass-through certificates under this registration statement to finance certain previously purchased aircraft spare parts.

In January 2008, we completed the issuance and sale of approximately 42 million shares of our common stock, representing approximately 19% of our total outstanding shares of common stock, to Deutsche Lufthansa AG for approximately $300 million, net of transaction costs. At the closing of the stock sale, we and Deutsche Lufthansa AG entered into a Registration Rights Agreement covering the shares pursuant to which we are required, within 90 days after the closing date, to file with the

SEC a post-effective amendment or supplement to our automatic shelf registration statement filed on June 30, 2006 to allow Deutsche Lufthansa AG to resell the shares. Subject to blackout periods that do not exceed 90 trading days in any 365-day period, we are obligated to keep such shelf registration statement continuously effective under the Securities Act of 1933 until the earlier of (1) the date as of which all of the shares have been sold and (2) the date as of which all of the shares may be sold without registration pursuant to Rule 144 under the Securities Act of 1933.

None of our lenders or lessors are affiliated with us. Our short-term borrowings consist of two floating rate facilities, each with a group of commercial banks to finance aircraft predelivery deposits.

Capital Resources.    We have been able to generate sufficient funds from operations to meet our working capital requirements. We do not currently have any lines of credit, other than our short-term aircraft predelivery deposit facilities, and virtually all of our property and equipment is encumbered. We typically finance our aircraft through either secured debt or lease financing. At December 31, 2007, we operated a fleet of 134 aircraft, of which 53 were financed under operating leases, four were financed under capital leases and the remaining 77 were financed by secured debt. Financing in the form of secured debt or leases has been arranged for all 12 of our Airbus A320 aircraft and for all six of our EMBRAER 190 aircraft scheduled for delivery in 2008. Although we believe that debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot assure you that we will be able to secure financing on terms attractive to us, if at all. While these financings may or may not result in an increase in liabilities on our balance sheet, our fixed costs will increase significantly regardless of the financing method ultimately chosen. To the extent we cannot secure financing, we may be required to modify our aircraft acquisition plans or incur higher than anticipated financing costs.

Working Capital.    We had a working capital deficit of $140 million at December 31, 2007, which is customary for airlines since air traffic liability is classified as a current liability, compared to working capital of $73 million at December 31, 2006. Included in our working capital deficit is $175 million of indebtedness related to our 3 ½% convertible notes due 2033, which is now classified as a current liability because we expect holders of these notes to exercise their option to have us repurchase them on their first purchase date of July 15, 2008. We expect to meet our obligations as they become due through available cash, investment securities and internally generated funds, supplemented as necessary by debt and/or equity financings and proceeds from aircraft sale and leaseback transactions. We also plan to sell six additional Airbus A320 aircraft in 2008 and may further reduce our obligations through additional aircraft sales and/or return of leased aircraft. We expect to generate positive working capital through our operations. However, we cannot predict what the effect on our business might be from the extremely competitive environment we are operating in or from events that are beyond our control, such as continued unprecedented high fuel prices, the impact of airline bankruptcies or consolidations, U.S. military actions or acts of terrorism.

As of December 31, 2007, $611 million of our short-term investments were invested in auction rate securities, or ARSs. We also had $45 million of restricted cash invested in ARSs.  Through February 11, 2008, we had reduced our total investments in ARSs to $330 million, principally by investing in other short-term investments as individual ARS reset periods came due and the securities were once again subject to the auction process. The $330 million we have invested in ARSs at February 18, 2008 is collateralized by portfolios of student loans, substantially all of which is guaranteed by the United States government. Through February 18, 2008, auctions for $144 million of these securities were not successful, resulting in our continuing to hold these securities and the issuers paying interest at the maximum contractual rate. Based on current market conditions, it is likely that auctions related to more these securities will be unsuccessful in the near term. Unsuccessful auctions will result in our holding securities beyond their next scheduled auction reset dates and limiting the short-term liquidity of these investments. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been affected. We believe that the higher reset rates on failed auctions provide sufficient incentive for the security issuers to address this lack of liquidity. If the credit rating of the security issuers deteriorates, we may be required to adjust the carrying value of these investments through an impairment charge. Excluding ARSs, at February 18, 2008, we had approximately

$810 million in cash and short-term investments. We believe the working capital available to us, including the proceeds from our recent equity financing with Lufthansa will be sufficient to meet our cash requirements for at least the next 12 months.

Our noncancelable contractual obligations at December 31, 2007 include (in millions):

	Payments due in
	Total	2008	2009	2010	2011	2012	Thereafter
Long-term debt and capital lease obligations (1)	$4,327	$591	$308	$302	$297	$320	$2,509
Lease commitments	2,212	243	217	194	179	160	1,219
Flight equipment obligations	5,270	660	750	700	730	885	1,545
Short-term borrowings	43	43	—	—	—	—	—
Financing obligations and other (2)	4,071	139	140	145	166	233	3,248
Total	$15,923	$1,676	$1,415	$1,341	$1,372	$1,598	$8,521

(1)	Includes actual interest and estimated interest for floating-rate debt based on December 31, 2007 rates.
(2)	Amounts include noncancelable commitments for the purchase of goods and services.

The interest rates are fixed for $1.36 billion of our debt and capital lease obligations, with the remaining $1.65 billion having floating interest rates. The floating interest rates adjust quarterly or semi-annually based on the London Interbank Offered Rate, or LIBOR. The weighted average maturity of all of our debt was 11 years at December 31, 2007. None of our debt instruments contain financial covenants. Our spare parts pass-through certificates issued in November 2006 require us to maintain certain non-financial collateral coverage ratios, which could require us to provide additional spare parts collateral or redeem some or all of the related equipment notes. At December 31, 2007, we were in compliance with all covenants of our debt and lease agreements and 93% of our owned property and equipment was collateralized.

We have operating lease obligations for 53 aircraft with lease terms that expire from 2009 to 2025. Five of these leases have variable-rate rent payments that adjust semi-annually based on LIBOR. We also lease airport terminal space and other airport facilities in each of our markets, as well as office space and other equipment. We have $26 million of restricted assets pledged under standby letters of credit related to certain of our leases which will expire at the end of the related lease terms.

Including the effects of a January 2008 amendment to our Airbus purchase agreement, our firm aircraft orders at December 31, 2007 consisted of 70 Airbus A320 aircraft and 74 EMBRAER 190 aircraft scheduled for delivery as follows: 18 in 2008, 21 in 2009, 18 in each of 2010 and 2011, 23 in 2012, 25 in 2013, 12 in 2014, and 9 in 2015. We meet our predelivery deposit requirements for our aircraft by paying cash or by using short-term borrowing facilities for deposits required six to 24 months prior to delivery. Any predelivery deposits paid by the issuance of notes are fully repaid at the time of delivery of the related aircraft.

We also have options to acquire 32 additional Airbus A320 aircraft for delivery from 2009 through 2015 and 91 additional EMBRAER 190 aircraft for delivery from 2009 through 2015. We can elect to substitute Airbus A321 aircraft or A319 aircraft for the A320 aircraft until 21 months prior to the scheduled delivery date for those aircraft not on firm order.

In November 2005, we executed a 30-year lease agreement with the Port Authority of New York and New Jersey, or PANYNJ, for the construction and operation of a new terminal at JFK. The aggregate cost of this project is estimated at $740 million and it is expected to be completed in late 2008. We are committed to making various payments under the lease, including ground rents for the new terminal site which began on lease execution and facility rents that are anticipated to commence upon the date of beneficial occupancy. The facility rents are based on the number of passengers enplaned out of the new terminal, subject to annual minimums. The PANYNJ reimburses us for costs of this project in accordance with the terms of the lease, except for approximately $80 million in leasehold improvements that will be provided by us, $39 million of which was spent through

December 31, 2007. For financial reporting purposes, this project will be accounted for as a financing obligation because we currently do not believe we will qualify for sale and leaseback accounting due to our continuing involvement in the property following the construction period. Minimum ground and facility rents for this terminal totaling $1.33 billion are included in the commitments table above as lease commitments and financing obligations.

Anticipated capital expenditures for facility improvements, spare parts and ground purchases for 2008 are projected to be approximately $175 million. Our commitments also include those of LiveTV, which has several noncancelable long-term purchase agreements with its suppliers to provide equipment to be installed on its customers’ aircraft, including JetBlue’s aircraft.

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

Passenger revenue.    Passenger ticket sales are initially deferred in Air traffic liability. The Air traffic liability also includes customer credits issued and unused tickets whose travel date has passed. Credit for unused tickets and customer credits can each be applied towards another ticket within 12 months of the original scheduled service or 12 months from the issuance of the customer credit. Revenue is recognized when transportation is provided or when a ticket or customer credit expires. We also defer in the Air traffic liability, an estimate for customer credits issued in conjunction with the JetBlue Airways Customer Bill of Rights that are expected to be ultimately redeemed. These estimates are based on historical experience and are periodically evaluated, and adjusted if necessary, based on actual credit usage.

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

Derivative instruments used for aircraft fuel.    We utilize financial derivative instruments to manage the risk of changing aircraft fuel prices. We do not purchase or hold any derivative instrument for trading purposes. At December 31, 2007, we had a $33 million asset related to the net fair value of our derivative instruments. The majority of our derivative instruments are traded on active market exchanges. Fair values are assigned based on commodity prices that are provided to us by independent third parties. When possible, we designate these instruments as cash flow hedges for accounting purposes, as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, which permits the deferral of the effective portions of gains or losses until contract settlement.

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

Frequent flyer accounting.    We utilize a number of estimates in accounting for our TrueBlue customer loyalty program, which are consistent with industry practices. We record a liability, which was $5 million as of December 31, 2007, for the estimated incremental cost of providing free travel awards, including an estimate for partially earned awards. The estimated cost includes incremental fuel, insurance, passenger food and supplies, and reservation costs. In estimating the liability, we currently assume that 90% of earned awards will be redeemed and that 30% of our outstanding points will ultimately result in awards. Periodically, we evaluate our assumptions for appropriateness, including comparison of the cost estimates to actual costs incurred as well as the expiration and redemption assumptions to actual experience. Changes in the minimum award levels or in the lives of the awards would also require us to reevaluate the liability, potentially resulting in a significant impact in the year of change as well as in future years.

We also sell TrueBlue points to participating partners. Revenue from these sales is allocated between passenger revenues and other revenues. The amount attributable to passenger revenue is determined based on the fair value of transportation expected to be provided when awards are redeemed and is recognized when travel is provided. Total sales proceeds in excess of the estimated transportation fair value is recognized at the time of sale. Deferred revenue was $35 million at December 31, 2007.

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

Aircraft fuel.    Our results of operations are affected by changes in the price and availability of aircraft fuel. To manage the price risk, we use crude or heating oil option contracts or swap agreements. Market risk is estimated as a hypothetical 10% increase in the December 31, 2007 cost per gallon of fuel. Based on projected 2008 fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $128 million in 2008, compared to an estimated $84 million for 2007 measured as of December 31, 2006. As of December 31, 2007, we had hedged approximately 13% of our projected 2008 fuel requirements. All hedge contracts existing at December 31, 2007 settle by the end of 2008.

Interest.    Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $1.36 billion of our debt and capital lease obligations, with the remaining $1.65 billion having floating interest rates. If interest rates average 10% higher in 2008 than they did during 2007, our interest expense would increase by approximately $10 million, compared to an estimated $10 million for 2007 measured as of December 31, 2006. If interest rates average 10% lower in 2008 than they did during 2007, our interest income from cash and investment balances would decrease by approximately $5 million, compared to $3 million for 2007 measured as of December 31, 2006. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate debt, cash equivalents and investment securities balances at December 31, 2007 and 2006.

Fixed Rate Debt.    On December 31, 2007, our $425 million aggregate principal amount of convertible debt had a total estimated fair value of $385 million, based on quoted market prices. If interest rates were 10% higher than the stated rate, the fair value of this debt would have been $383 million as of December 31, 2007.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$190	$10
Investment securities	644	689
Receivables, less allowance (2007-$2; 2006-$2)	92	77
Inventories, less allowance (2007-$2; 2006-$2)	26	27
Prepaid expenses and other	164	124
Total current assets	1,116	927
PROPERTY AND EQUIPMENT
Flight equipment	3,547	3,111
Predelivery deposits for flight equipment	238	243
	3,785	3,354
Less accumulated depreciation	336	242
	3,449	3,112
Other property and equipment	475	422
Less accumulated depreciation	130	96
	345	326
Total property and equipment	3,794	3,438
OTHER ASSETS
Purchased technology, less accumulated amortization (2007-$48; 2006-$36)	21	32
Assets constructed for others	452	186
Restricted cash	53	120
Other	162	140
Total other assets	688	478
TOTAL ASSETS	$5,598	$4,843

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$140	$136
Air traffic liability	426	340
Accrued salaries, wages and benefits	110	73
Other accrued liabilities	120	91
Short-term borrowings	43	39
Current maturities of long-term debt and capital leases	417	175
Total current liabilities	1,256	854
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	2,588	2,626
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	192	136
Construction obligation	438	186
Other	88	89
	718	411
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 500,000,000 shares authorized, 181,593,440 and 177,609,253 shares issued and outstanding in 2007 and 2006, respectively	2	2
Additional paid-in capital	853	813
Retained earnings	162	144
Accumulated other comprehensive income (loss)	19	(7)
Total stockholders’ equity	1,036	952
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,598	$4,843

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
OPERATING REVENUES
Passenger	$2,636	$2,223	$1,620
Other	206	140	81
Total operating revenues	2,842	2,363	1,701
OPERATING EXPENSES
Aircraft fuel	929	752	488
Salaries, wages and benefits	648	553	428
Landing fees and other rents	180	158	112
Depreciation and amortization	176	151	115
Aircraft rent	124	103	74
Sales and marketing	121	104	81
Maintenance materials and repairs	106	87	64
Other operating expenses	389	328	291
Total operating expenses	2,673	2,236	1,653
OPERATING INCOME	169	127	48
OTHER INCOME (EXPENSE)
Interest expense	(225)	(173)	(107)
Capitalized interest	43	27	16
Interest income and other	54	28	19
Total other income (expense)	(128)	(118)	(72)
INCOME (LOSS) BEFORE INCOME TAXES	41	9	(24)
Income tax expense (benefit)	23	10	(4)
NET INCOME (LOSS)	$18	$(1)	$(20)
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.10	$—	$(0.13)
Diluted	$0.10	$—	$(0.13)

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$18	$(1)	$(20)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	23	10	(4)
Depreciation	161	136	101
Amortization	19	18	16
Stock-based compensation	15	21	9
Changes in certain operating assets and liabilities:
Increase in receivables	(14)	(12)	(28)
Increase in inventories, prepaid and other	3	(28)	(20)
Increase in air traffic liability	86	97	69
Increase in accounts payable and other accrued liabilities	36	33	54
Other, net	11	—	(7)
Net cash provided by operating activities	358	274	170
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(617)	(996)	(917)
Predelivery deposits for flight equipment	(128)	(106)	(183)
Assets constructed for others	(242)	(149)	(24)
Proceeds from sale of flight equipment	100	154	—
Refund of predelivery deposits for flight equipment	12	19	—
Purchase of held-to-maturity investments	(11)	(23)	(5)
Proceeds from maturities of held-to-maturity investments	24	15	18
Purchase of available-for-sale securities	(654)	(1,002)	(758)
Sale of available-for-sale securities	719	797	679
Return of security deposits	72	—	—
Increase in restricted cash and other assets, net	(9)	(16)	(86)
Net cash used in investing activities	(734)	(1,307)	(1,276)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	26	28	178
Issuance of long-term debt	376	855	872
Aircraft sale and leaseback transactions	183	406	152
Short-term borrowings	48	45	68
Construction obligation	242	179	—
Repayment of long-term debt and capital lease obligations	(265)	(390)	(117)
Repayment of short-term borrowings	(44)	(71)	(47)
Other, net	(10)	(15)	(13)
Net cash provided by financing activities	556	1,037	1,093
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	180	4	(13)
Cash and cash equivalents at beginning of period	10	6	19
Cash and cash equivalents at end of period	$190	$10	$6

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2004	156	$1	$581	$165	$(6)	$13	$754
Net loss	—	—	—	(20)	—	—	(20)
Reclassifications into earnings, net of $8 in taxes	—	—	—	—	—	(13)	(13)
Total comprehensive loss							(33)
Proceeds from secondary offering, net of offering expenses	13	1	152	—	—	—	153
Exercise of common stock options	2	—	6	—	—	—	6
Tax benefit of options exercised	—	—	5	—	—	—	5
Amortization of unearned compensation	—	—	—	—	2	—	2
Stock issued under crewmember stock purchase plan	2	—	17	—	—	—	17
Acceleration of stock options	—	—	3		4	—	7
Balance at December 31, 2005	173	2	764	145	—	—	911
Net loss	—	—	—	(1)	—	—	(1)
Change in fair value of derivatives, net of $5 in taxes	—	—	—	—	—	(7)	(7)
Total comprehensive loss							(8)
Exercise of common stock options	3	—	11	—	—	—	11
Stock compensation expense	—	—	21	—	—	—	21
Stock issued under crewmember stock purchase plan	2	—	17	—	—	—	17
Balance at December 31, 2006	178	2	813	144	—	(7)	952
Net income	—	—	—	18	—	—	18
Reclassification into earnings, net of $5 in taxes	—	—	—	—	—	7	7
Change in fair value of derivatives, net of $13 in taxes	—	—	—	—	—	19	19
Total comprehensive loss							44
Exercise of common stock options	2	—	8	—	—	—	8
Stock compensation expense	—	—	14	—	—	—	14
Stock issued under crewmember stock purchase plan	2	—	18	—	—	—	18
Balance at December 31, 2007	182	$2	$853	$162	$—	$19	$1,036

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

JetBlue Airways Corporation is an innovative, low cost passenger airline that provides high quality customer service at low fares primarily on point-to-point routes. We offer our customers a high quality product with new aircraft, leather seats, free in-flight entertainment at every seat, pre-assigned seating and reliable performance. We commenced service in February 2000 and established our primary base of operations at New York’s John F. Kennedy International Airport, or JFK, which serves as the origination or destination for 59% of our flights. We currently serve 53 destinations in 21 states, Puerto Rico, Mexico and the Caribbean. LiveTV, LLC, or LiveTV, a wholly owned subsidiary, provides in-flight entertainment systems for commercial aircraft, including live in-seat satellite television, digital satellite radio, wireless aircraft data link service and cabin surveillance systems.

Note 1—Summary of Significant Accounting Policies

Basis of Presentation:    Our consolidated financial statements include the accounts of JetBlue Airways Corporation, or JetBlue, and our subsidiaries, collectively ‘‘we’’ or the ‘‘Company’’, with all intercompany transactions and balances having been eliminated. Air transportation services accounted for substantially all the Company’s operations in 2007, 2006 and 2005. Accordingly, segment information is not provided for LiveTV.

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

Accounts and Other Receivables:    Accounts and other receivables are carried at cost. They primarily consist of amounts due from credit card companies associated with sales of tickets for future travel and amounts due from counterparties associated with fuel derivative instruments that have settled.

Investment Securities:    Investment securities consist of the following: (a) auction rate securities with auction reset periods less than 12 months, classified as available-for-sale securities and stated at fair value; (b) investment-grade interest bearing instruments maturing in 12 months or less, classified as held-to-maturity investments and stated at amortized cost; and (c) derivative instruments settling within 12 months, stated at fair value. The cost of securities sold is based on specific identification.

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

In 2007, we sold three Airbus A320 aircraft, which resulted in gains of $7 million. In 2006, we sold five Airbus A320 aircraft, which resulted in gains of $12 million. The gains on our sales of Airbus A320 aircraft are included in other operating expenses. In December 2005, we discontinued development of a maintenance and inventory tracking system and consequently wrote off $6 million in capitalized costs. Each of these items is included in other operating expenses.

Restricted Cash:    Restricted cash primarily consists of security deposits and performance bonds for aircraft and facility leases and funds held in escrow for estimated workers’ compensation obligations.

Passenger Revenues:    Passenger revenue is recognized, net of the taxes that we are required to collect from our customers including federal transportation taxes, security taxes and airport facility charges, when the transportation is provided or after the ticket or customer credit (issued upon payment of a change fee) expires. Tickets sold but not yet recognized as revenue and unexpired credits are included in air traffic liability.

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

Airframe and Engine Maintenance and Repair:    Regular airframe maintenance for owned and leased flight equipment is charged to expense as incurred unless covered by a third-party services contract. In 2006 and 2005, we commenced separate services agreements covering the scheduled and unscheduled repair of airframe line replacement unit components and the engines on our Airbus A320 aircraft. These agreements, which range from ten to 15 years, require monthly payments at rates based either on the number of cycles each aircraft was operated during each month or the number of flight hours each engine was operated during each month, subject to annual escalations. These payments are expensed as the related flight hours or cycles are incurred.

Advertising Costs:    Advertising costs, which are included in sales and marketing, are expensed as incurred. Advertising expense in 2007, 2006 and 2005 was $41 million, $40 million and $35 million, respectively.

Loyalty Program:    We account for our customer loyalty program, TrueBlue Flight Gratitude, by recording a liability for the estimated incremental cost for points outstanding and awards we expect to be redeemed. We adjust this liability, which is included in air traffic liability, based on points earned and redeemed as well as changes in the estimated incremental costs associated with providing travel.

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

Stock-Based Compensation:    Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards 123(R), Share-Based Payment, and related interpretations, or SFAS 123(R), to account for stock-based compensation using the modified prospective transition method and therefore will not restate our prior period results. SFAS 123(R) supersedes Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, or APB 25, and revises guidance in Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation, or SFAS 123. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to (a) unvested stock options under our amended and restated 2002 Stock Incentive Plan, or the 2002 Plan, and issuances under our Crewmember Stock Purchase Plan, as amended, or CSPP, outstanding as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (b) any new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term.

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

SFAS 123(R) requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. In 2007 and 2006, we did not record any excess tax benefit generated from option exercises.

The table below summarizes the impact on our results of operations for the years ended December 31, 2007 and 2006 of outstanding stock options and restricted stock units under our 2002 Plan and issuances under our CSPP recognized under the provisions of SFAS 123(R) (in millions, except per share data):

	2007	2006
Stock-based compensation expense:
Issuances under crewmember stock purchase plan	$6	$13
Issuances under stock incentive plan	9	8
Income tax benefit	(3)	(4)
Decrease in net income (loss)	$12	$17
Decrease in earnings (loss) per common share:
Basic	$0.08	$0.09
Diluted	$0.08	$0.09

Prior to our adoption of SFAS 123(R), we presented unearned compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123(R), on January 1, 2006, we reclassified unearned compensation to additional paid-in capital on our balance sheet. The following table illustrates the effect on net loss and loss per common share as if we had applied the fair value method to measure stock-based compensation, which is described more fully in Note 7, as required under the disclosure provisions of SFAS 123 for the year ended December 31, 2005 (in millions, except per share amounts):

Net income (loss), as reported	$(20)
Add: Stock-based compensation expense included in reported net income (loss), net of tax	8
Deduct: Stock-based compensation expense determined under the fair value method, net of tax
Crewmember stock purchase plan	(14)
Employee stock options	(95)
Pro forma net income (loss)	$(121)
Earnings (loss) per common share:
Basic – as reported	$(0.13)
Basic – pro forma	$(0.76)
Diluted – as reported	$(0.13)
Diluted – pro forma	$(0.76)

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

Our policy is to issue new shares for purchases under our CSPP and issuances under our 2002 Plan.

New Accounting Standards:

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined, and may require them to provide additional disclosures based on that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On November 15, 2007, the FASB partially deferred the effective date of FAS 157 to fiscal years (and interim periods within those fiscal years) beginning after November 15, 2008 for certain non financial assets and non financial liabilities. We have considered the impact of our adoption of SFAS 157 and the related partial deferral and we do not believe it will result in a material cumulative effect adjustment on our consolidated financial statements when adopted on January 1, 2008. However, we believe it will likely be required to provide additional disclosures as part of future financial statements beginning with the first quarter 2008.

Note 2—Long-term Debt, Short-term Borrowings and Capital Lease Obligations

Long-term debt and the related weighted average interest rate at December 31, 2007 and 2006 consisted of the following (in millions):

	2007		2006
Secured Debt
Floating rate equipment notes, due through 2018 (1)	$724	6.7%	$772	7.2%
Floating rate enhanced equipment notes (2)(3)
Class G-1, due through 2016	321	5.6%	341	6.0%
Class G-2, due 2014 and 2016	373	5.7%	373	6.2%
Class B-1, due 2014	49	8.3%	49	8.4%
Class C, due through 2008	102	8.5%	162	9.0%
Fixed rate equipment notes, due through 2019	778	6.7%	520	6.6%
Fixed rate special facility bonds, due through 2036 (4)	85	6.0%	84	5.9%
Unsecured Debt
3¾% convertible debentures due in 2035 (5)	250		250
3½% convertible notes due in 2033 (6)	175		175
Capital Leases (7)	148	6.2%	75	6.0%
Total debt and capital lease obligations	3,005		2,801
Less: current maturities	(417)		(175)
Long-term debt and capital lease obligations	$2,588		$2,626

(1)	Interest rates adjust quarterly or semi-annually based on the London Interbank Offered Rate, or LIBOR, plus a margin.
(2)	In November 2006, we completed a public offering of $124 million of pass-through certificates, to finance certain of our owned aircraft spare parts. Separate trusts were established for each class of these certificates. The entire principal amount of the Class G-1 and Class B-1 certificates is scheduled to be paid in a lump sum on the applicable maturity date. The interest rate for all certificates is based on three month LIBOR plus a margin. Interest is payable quarterly.
(3)	In November 2004 and March 2004, we completed public offerings of $498 million and $431 million, respectively, of pass-through certificates, to finance the purchase of 28 new Airbus A320 aircraft delivered through 2005. Separate trusts were established for each class of these certificates. Principal payments are required on the Class G-1 and Class C certificates quarterly. The entire principal amount of the Class G-2 certificates is scheduled to be paid in a lump sum on the applicable maturity dates. The interest rate for all certificates is based on three month LIBOR plus a margin. Interest is payable quarterly.
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

(6)	In July 2003, we sold $175 million aggregate principal amount of 3½% convertible unsecured notes due 2033, which are currently convertible into 6.2 million shares of our common stock at a price of approximately $28.33 per share, or 35.2941 shares per $1,000 principal amount of notes, subject to further adjustment and certain conditions on conversion. At any time on or after July 18, 2008, we may redeem the notes for cash at a redemption price of 100% of their principal amount, plus accrued and unpaid interest. Holders may require us to repurchase all or a portion of their notes for cash on July 15 of 2008, 2013, 2018, 2023, and 2028 or upon the occurrence of certain designated events at a repurchase price equal to the principal amount of the notes, plus accrued and unpaid interest. We have classified these notes as current at December 31, 2007 since we believe that the holders will put them back to us on their first repurchase date, July 15, 2008. Interest is payable semi-annually on January 15 and July 15.
(7)	We entered into capital lease agreements for two Airbus A320 aircraft in each of 2007 and 2006. At December 31, 2007 and 2006, these aircraft are included in property and equipment at a cost of $152 million and $75 million, respectively, with accumulated amortization of $4 million and $1 million, respectively. The future minimum lease payments under these noncancelable leases are $15 million per year through 2011, $14 million in 2012 and $152 million in the years thereafter. Included in the future minimum lease payments is $78 million representing interest, resulting in a present value of capital leases of $148 million with a current portion of $6 million and a long-term portion of $142 million.

Maturities of long-term debt and capital leases for the next five years are as follows (in millions):

2008	$417
2009	152
2010	156
2011	162
2012	195

We have utilized funding facilities to finance aircraft predelivery deposits. These facilities allow for borrowings of up to $77 million, of which $34 million was unused as of December 31, 2007. Commitment fees are 0.5% per annum on the average unused portion of the facilities. The weighted average interest rate on these outstanding short-term borrowings at December 31, 2007 and 2006 was 6.7% and 7.1%, respectively.

We have no financial covenants associated with our debt agreements. We are subject to certain collateral ratio requirements in our spare parts pass-through certificates and spare engine financing issued in November 2006 and December 2007, respectively. If we fail to maintain these collateral ratios, we will be required to provide additional collateral or redeem some or all of the equipment notes so that the ratios return to compliance. In 2007, we sold three owned Airbus A320 aircraft for $100 million and repaid $68 million in associated debt. Aircraft, engines, predelivery deposits and other equipment and facilities having a net book value of $3.52 billion at December 31, 2007 were pledged as security under various loan agreements. Cash payments of interest, net of capitalized interest, aggregated $175 million, $133 million and $79 million in 2007, 2006 and 2005, respectively.

The carrying amounts and estimated fair values of our long-term debt at December 31, 2007 were as follows (in millions):

	Carrying Value	Estimated Fair Value
Public Debt
Floating rate enhanced equipment notes
Class G-1, due through 2016	$321	$281
Class G-2, due 2014 and 2016	373	327
Class B-1, due 2014	49	46
Class C, due through 2008	102	102
Fixed rate special facility bonds, due through 2019	85	77
3½% convertible notes due in 2033	175	171
3¾% convertible debentures due in 2035	250	214
Non-Public Debt
Floating rate equipment notes, due through 2018	724	724
Fixed rate equipment notes, due through 2019	778	800

The estimated fair values of our publicly held long-term debt were based on quoted market prices. The fair value of our non-public debt was estimated using discounted cash flow analysis based on our current borrowing rates for instruments with similar terms. The fair values of our other financial instruments approximate their carrying values.

Note 3—Operating Leases

We lease aircraft, as well as airport terminal space, other airport facilities, office space and other equipment, which expire in various years through 2035. Total rental expense for all operating leases in 2007, 2006 and 2005 was $225 million, $190 million and $137 million, respectively. We have $26 million in assets that serve as collateral for letters of credit related to certain of our leases, which are included in restricted cash.

At December 31, 2007, 53 of the 134 aircraft we operated were leased under operating leases, with initial lease term expiration dates ranging from 2009 to 2025. Five of the 53 aircraft operating leases have variable-rate rent payments based on LIBOR. Leases for 46 of our aircraft can generally be renewed at rates based on fair market value at the end of the lease term for one or two years. We have purchase options in 44 of our aircraft leases at the end of the lease term at fair market value and a one-time option during the term at amounts that are expected to approximate fair market value. During 2007, we entered into sale and leaseback transactions for seven EMBRAER 190 aircraft acquired during the year that are being accounted for as operating leases. We have deferred $4 million in gains related to these sale and leaseback transactions, which are being recognized on a straight-line basis over the related 18-year lease terms as a reduction to aircraft rent expense. During 2007 we also returned one leased A320 aircraft to its lessor.

Future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 2007, are as follows (in millions):

	Aircraft	Other	Total
2008	$187	$56	$243
2009	177	40	217
2010	156	38	194
2011	144	35	179
2012	129	31	160
Thereafter	821	398	1,219
Total minimum operating lease payments	$1,614	$598	$2,212

We hold variable interests in 44 of our 53 aircraft operating leases, which are owned by single owner trusts whose sole purpose is to purchase, finance and lease these aircraft to us. Since we do not participate in these trusts and we are not at risk for losses, we are not required to include these trusts in our consolidated financial statements. Our maximum exposure is the remaining lease payments, which are reflected in the future minimum lease payments in the table above.

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

We have evaluated this lease and have concluded that we bear substantially all of the construction period risk, as defined in Emerging Issues Task Force Issue 97-10, The Effect of Lessee Involvement in Asset Construction. As a result, we are considered the owner of the Project for financial reporting purposes only and are required to reflect an asset and liability for in-process construction related to the Project on our balance sheets. To date, we have paid $457 million in Project costs and have capitalized $34 million in interest, which are reflected as Assets Constructed for Others in the accompanying consolidated balance sheets. Reimbursements from the PANYNJ and financing charges totaled $452 million through December 31, 2007 and are reflected as Construction Obligation in our consolidated balance sheets net of $14 million in scheduled prepayments to the PANYNJ. Following the construction period, we do not currently anticipate that we will have satisfied the sale and leaseback accounting criteria outlined in Statement of Financial Accounting Standards No. 98, Accounting for Leases, due to our continuing involvement in the property; therefore, the completed project and related liability will remain on our balance sheets and be accounted for as a financing.

Assets Constructed for Others will be amortized over the shorter of the lease term or their economic life. Facility rents will be recorded as debt service on the Construction Obligation, with the portion not relating to interest reducing the principal balance. Ground rents are being recognized on a straight-line basis over the lease term and are reflected in the future minimum lease payments table included in Note 3. Minimum estimated facility payments, including escalations, associated with this lease are estimated to be $6 million in 2008, $22 million in 2009, $30 million in 2010, $35 million in 2011, $38 million in 2012 and $892 million thereafter.

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

Pursuant to our amended Stockholder Rights Agreement, which became effective in February 2002, each share of common stock has attached to it a right and, until the rights expire or are redeemed, each new share of common stock issued by the Company will include one right. Upon the occurrence of certain events, each right entitles the holder to purchase one one-thousandth of a share of Series A participating preferred stock at an exercise price of $35.55, subject to further adjustment. The rights become exercisable only after any person or group acquires beneficial ownership of 15% or more (25% or more in the case of certain specified stockholders) of the Company’s outstanding common stock or commences a tender or exchange offer that would result in such person or group acquiring beneficial ownership of 15% or more (25% or more in the case of certain stockholders) of the Company’s common stock. If after the rights become exercisable, the Company is involved in a merger or other business combination or sells more than 50% of its assets or earning power, each right will entitle its holder (other than the acquiring person or group) to receive common stock of the acquiring company having a market value of twice the exercise price of the rights. The rights expire on April 17, 2012 and may be redeemed by the Company at a price of $.01 per right prior to the time they become exercisable.

As of December 31, 2007, we had a total of 83.2 million shares of our common stock reserved for issuance under our CSPP, our 2002 Plan and for our convertible debt.

Note 6—Earnings (Loss) Per Share

The following table shows how we computed basic and diluted earnings (loss) per common share for the years ended December 31 (dollars in millions; share data in thousands):

	2007	2006	2005
Numerator:
Net income (loss) applicable to common stockholders	$18	$(1)	$(20)
Denominator:
Weighted-average shares outstanding for basic earnings (loss) per share	179,766	175,113	159,889
Effect of dilutive securities:
Employee stock options	4,483	—	—
Unvested common stock	11	—	—
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	184,260	175,113	159,889

For each of the years ended December 31, 2007, 2006 and 2005, a total 20.8 million shares issuable upon conversion of our convertible debt were excluded from the diluted earnings per share calculation since the assumed conversions would be anti-dilutive. We also excluded 24.7 million, 31.1 million and 31.1 million shares issuable upon exercise of outstanding stock options for the years ended December 31, 2007, 2006 and 2005, respectively, from the diluted earnings (loss) per share computation since their exercise price was greater than the average market price of our common stock or they were otherwise anti-dilutive.

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

The following table shows our assumptions used to compute the stock-based compensation expense and pro forma information for stock option grants and purchase rights under our CSPP issued for the years ended December 31.

	Stock Options
	2007	2006	2005
Expected term (years)	4.1-6.8	4.1-7.0	2.5-5.9
Volatility	42.5%	44.1%	38.0%
Risk-free interest rate	4.6%	4.8%	4.0%
Weighted average fair value of stock options	$4.91	$5.32	$5.18

	CSPP
	2006	2005
Expected term (years)	0.5-2.0	0.5-2.0
Volatility	44.5%	38.0%
Risk-free interest rate	5.0%	3.9%
Weighted average fair value of purchase rights	$3.75	$4.33

Unrecognized stock-based compensation expense was approximately $26 million as of December 31, 2007, relating to a total of eight million unvested stock options and restricted stock units under our 2002 Plan and purchase rights under our CSPP. We expect to recognize this stock-based compensation expense over a weighted average period of approximately three years. The total fair value of stock options vested during the years ended December 31, 2007, 2006 and 2005 was approximately $6 million, $2 million and $126 million, respectively.

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

The plan has a series of successive overlapping 24-month or 6-month offering periods, with a new offering period beginning on the first business day of May and November each year. Employees can only join an offering period on the start date and participate in one offering period at a time. Employees may contribute up to 10% of their pay, through payroll deductions, toward the purchase of common stock. Purchase dates occur on the last business day of April and October each year.

Effective May 1, 2007, all new CSPP participation is considered non-compensatory following the elimination of the 24-month offering period and the reduction of the purchase price discount from 15% to 5%. Participants previously enrolled will be allowed to continue to purchase shares in their current compensatory offering periods until these offering periods expire in 2008. The modification to our CSPP plan was done in conjunction with the modifications to our employee retirement plan discussed in Note 10.

Prior to the 2007 amendment, if the fair market value per share of our common stock on any purchase date within a particular offering period is less than the fair market value per share on the start date of that offering period, then the participants in that offering period were automatically transferred and enrolled in the new two-year offering period which began on the next business day following such purchase date and the related purchase of shares. During 2006 and 2005, certain participants were automatically transferred and enrolled in new offering periods due to decreases in our stock price.

Should we be acquired by merger or sale of substantially all of our assets or more than 50% of our outstanding voting securities, then all outstanding purchase rights will automatically be exercised immediately prior to the effective date of the acquisition at a price equal to either a) the lower of 85% of the fair market value per share on the start date of the offering period in which the participant is enrolled or 85% of the fair market value per share immediately prior to the acquisition or b) 95% of the fair market value per share immediately prior to the acquisition.

The following is a summary of CSPP share reserve activity for the years ended December 31:

	2007		2006		2005
	Shares	Weighted Average	Shares	Weighted Average	Shares	Weighted Average
Available for future purchases, beginning of year	16,908,852		13,706,245		10,577,175
Shares reserved for issuance (1)	5,328,277		5,178,659		4,690,645
Common stock purchased	(2,160,284)	$8.15	(1,976,052)	$8.73	(1,561,575)	$10.83
Available for future purchases, end of year	20,076,845		16,908,852		13,706,245

(1)	On January 1, 2008, the number of shares reserved for issuance was increased by 5,447,803 shares.

Stock Incentive Plan:    The 2002 Plan, which includes stock options issued during 1999 through 2001 under a previous plan as well as all options issued since, provides for incentive and non-qualified stock options to be granted to certain employees and members of our Board of Directors. The 2002 Plan became effective following our initial public offering. Prior to January 1, 2006, stock options under the 2002 Plan became exercisable when vested, which occurred in annual installments of three to seven years. For issuances under the 2002 Plan beginning in 2006, we revised the vesting terms so that all options granted now vest in equal installments over a period of three or five years, or upon the occurrence of a change in control. All options issued under the 2002 Plan expire ten years from the date of grant. Our policy is to grant options with the exercise price equal to the market price of the underlying common stock on the date of grant. The number of shares reserved for issuance under the 2002 Plan will automatically increase each January by an amount equal to 4% of the total number of shares of our common stock outstanding on the last trading day in December of the prior calendar year. In no event will any such annual increase exceed 12.2 million shares. The 2002 Plan will terminate no later than December 31, 2011.

The following is a summary of stock option activity for the years ended December 31:

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	31,089,745	$12.13	31,086,422	$11.52	26,966,499	$10.54
Granted	2,926,250	10.94	4,360,949	11.43	6,600,006	13.53
Exercised	(1,823,903)	4.25	(3,011,260)	3.75	(1,779,598)	3.16
Forfeited	(737,127)	11.87	(344,398)	12.11	(593,758)	14.59
Expired	(1,723,033)	15.73	(1,001,968)	15.20	(106,727)	11.20
Outstanding at end of year	29,731,932	12.30	31,089,745	12.13	31,086,422	11.52
Vested at end of year	22,537,850	12.19	24,881,786	11.86	28,411,718 (1)	11.13
Available for future grants (2)	12,589,744		6,022,883		2,132,587

(1)	Includes 19.9 million shares associated with our December 2005 stock option acceleration discussed in Note 1.
(2)	On January 1, 2008, the number of shares reserved for issuance was increased by 7,263,737 shares.

The following is a summary of outstanding stock options at December 31, 2007:

	Options Outstanding				Options Vested
Range of exercise prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (millions)	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (millions)
$0.33 to $4.00	4,354,965	3.2	$1.74	$18	4,354,965	3.2	$1.74	$18
$7.79 to $29.71	25,376,967	6.7	14.11	—	18,182,885	6.2	14.69	$—
	29,731,932	6.2	12.30	$18	22,537,850	5.6	12.19	$18

The total intrinsic value, determined as of the date of exercise, of options exercised during the twelve months ended December 31, 2007, 2006 and 2005 was $15 million, $25 million and $19 million, respectively. We received $8 million, $11 million and $6 million in cash from option exercises for the twelve months ended December 31, 2007, 2006 and 2005, respectively.

During 2007, we also began issuing restricted stock units under the 2002 Plan. These awards will vest in annual installments over three years. During the year ended December 31, 2007, we granted 71,418 restricted stock units at a weighted average grant date fair value of $10.42, none of which are vested and all of which remain outstanding at December 31, 2007.

SFAS 123(R) requires that deferred taxes be recognized on temporary differences that arise with respect to stock-based compensation attributable to nonqualified stock options and awards. However, no tax benefit is recognized for stock-based compensation attributable to incentive stock options (ISO) or CSPP shares until there is a disqualifying disposition, if any, for income tax purposes. A portion of our stock-based compensation is attributable to ISO and CSPP shares therefore, our effective tax rate is subject to fluctuation.

Note 8—LiveTV

Purchased technology, which is an intangible asset related to our September 2002 acquisition of the membership interests of LiveTV, is being amortized over seven years based on the average number of aircraft expected to be in service as of the date of acquisition. Projected amortization expense is $13 million and $8 million in 2008 and 2009, respectively.

Through December 31, 2007, LiveTV had installed in-flight entertainment systems for other airlines on 372 aircraft and had firm commitments for installations on 314 additional aircraft scheduled to be installed through 2012, with options for 182 additional installations through 2017. Revenues in 2007, 2006 and 2005 were $40 million, $29 million and $19 million, respectively. Deferred profit on hardware sales and advance deposits for future hardware sales are included in long term liabilities in our consolidated balance sheets was $29 million and $27 million at December 31, 2007 and 2006, respectively. Deferred profit to be recognized on installations completed through December 31, 2007 will be approximately $7 million per year through 2009, $2 million through 2014.

Note 9—Income Taxes

The provision (benefit) for income taxes consisted of the following for the years ended December 31 (in millions):

	2007	2006	2005
Deferred:
Federal	$18	$9	$(4)
State and foreign	5	1	—
Income tax expense (benefit)	$23	$10	$(4)

The effective tax rate on income (loss) before income taxes differed from the federal income tax statutory rate for the years ended December 31 for the following reasons (in millions):

	2007	2006	2005
Income tax expense (benefit) at statutory rate	$14	$3	$(8)
Increase (decrease) resulting from:
State income tax, net of federal benefit	3	—	(2)
Stock-based compensation	3	4	3
Non-deductible meals	2	2	1
Valuation allowance	—	1	2
Other, net	1	—	—
Total income tax expense (benefit)	$23	$10	$(4)

Cash payments for income taxes were zero in 2007 and 2006, and $1 million in 2005.

The net deferred taxes below include a current net deferred tax asset of $41 million and a long-term net deferred tax liability of $192 million at December 31, 2007, and a current net deferred tax asset of $25 million and a long-term net deferred tax liability of $136 million at December 31, 2006.

The components of our deferred tax assets and liabilities as of December 31 are as follows (in millions):

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$231	$233
Employee benefits	18	13
Deferred revenue	38	19
Other	41	39
Valuation allowance	(3)	(3)
Deferred tax assets	325	301
Deferred tax liabilities:
Accelerated depreciation	(463)	(412)
Other	(13)	—
Deferred tax liabilities	(476)	(412)
Net deferred tax liability	$(151)	$(111)

At December 31, 2007, we had regular and alternative minimum tax net operating loss, or NOL, carryforwards of $618 million and $458 million, respectively, which begin to expire in 2021. In addition, at December 31, 2007, we had deferred tax assets associated with state NOL and credit carryforwards of $24 million and $4 million, respectively. The state NOLs begin to expire in 2010 through 2021, while the credits carryforward indefinitely. Our NOL carryforwards at December 31, 2007, include an unrecorded benefit of approximately $9 million related to stock-based compensation that will be recorded in equity when realized.

In evaluating the realizability of the deferred tax assets, management assesses whether it is more likely than not that some portion, or all, of the deferred tax assets will be realized. Management considers, among other things, the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which the related temporary differences will become deductible. At December 31, 2007, we provided a $3 million valuation allowance to reduce the deferred tax assets to an amount that we consider is more likely than not to be realized.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We did not have any material uncertain tax positions upon the adoption, as a result, there were no adjustments to our opening balance of retained earnings. At December 31, 2007, we have no material unrecognized tax benefits. We have unused U.S. federal and state NOLs for years 2000 through 2007. As such, these years remain subject to examination by the relevant tax authorities.

Note 10—Employee Retirement Plan

We sponsor a retirement savings 401(k) defined contribution plan, or the Plan, covering all of our employees. In 2007, we matched 100% of our employee contributions up to 5% of their compensation in cash, which then vests over five years. Prior to 2007, the Company match was up to 3% of employee contributions. Participants are immediately vested in their voluntary contributions.

A component of the Plan is a profit sharing retirement plan. In 2007, we amended the profit sharing retirement plan to provide for Company contributions, subject to Board of Director approval, to be 5% of eligible non-management employee compensation or 15% of pre-tax earnings, whichever is greater. Prior to the 2007 amendment, we contributed 15% of our pre-tax earnings, adjusted for stock option compensation expense, which was distributed on a pro rata basis based on employee compensation. These contributions vest immediately. Our contributions expensed for the Plan in 2007, 2006 and 2005 were $39 million, $13 million and $8 million, respectively. All of 2005 contributions were related to our 401(k) plan match.

Note 11—Commitments

Including a January 2008 amendment to our Airbus A320 purchase agreement, at December 31, 2007, our firm aircraft orders consisted of 70 Airbus A320 aircraft, 74 EMBRAER 190 aircraft and 23 spare engines scheduled for delivery through 2015. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $660 million in 2008, $750 million in 2009, $700 million in 2010, $730 million in 2011, $885 million in 2012 and $1.55 billion thereafter. We have options to purchase 32 Airbus A320 aircraft scheduled for delivery from 2011 through 2015 and 91 EMBRAER 190 aircraft scheduled for delivery from 2009 through 2015. Debt or lease financing has been arranged for all 12 of our Airbus A320 and for all six of our Embraer 190 aircraft scheduled for delivery in 2008.

Our commitments also include those of LiveTV, which has several noncancelable long-term purchase agreements with its suppliers to provide equipment to be installed on its customers’ aircraft, including JetBlue’s aircraft. Committed expenditures to these suppliers are approximately $21 million in 2008, $4 million in 2009, $3 million in both 2010 and 2011, and $5 million in 2012.

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

Note 13—Financial Instruments and Risk Management

We maintain cash and cash equivalents with various high quality financial institutions or in short-term duration high quality debt securities. Investments in highly liquid debt securities are stated at fair value, which approximates cost. The majority of our receivables result from the sale of tickets to individuals, mostly through the use of major credit cards. These receivables are short-term, generally being settled shortly after the sale.

Investment securities, excluding fuel hedge derivatives, at December 31, 2007 and 2006 consisted of the following (in millions):

	2007	2006
Available-for-sale securities:
Student loan bonds	$591	$599
Asset-backed securities	—	25
Commerical paper	—	52
Other	20	—
	611	676
Held-to-maturity securities:
Corporate bonds	—	13
Total	$611	$689

The carrying values of available-for-sale and held-to-maturity securities approximates fair value.  There were no material realized gains or losses on these investments for the years ended December 31, 2007, 2006 or 2005.  Contractual maturities of investments underlying our available-for-sale securities at December 31, 2007 consisted of $611 million maturing after 2015; however, these are all auction rate securities, or ARSs, each with a reset period of less than 30 days.  At December 31, 2007, $45 million of our restricted cash was also invested in ARSs. Through February 11, 2008, we had reduced our total holdings in ARSs to $330 million, principally by investing in other short-term investments as individual ARS reset periods came due and the securities were once again subject to the auction process.  The $330 million we have invested in ARSs at February 18, 2008 is collateralized by portfolios of student loans, substantially all of which is guaranteed by the United States government.  Through February 18, 2008, auctions for $144 million of these securities were not successful, resulting in our continuing to hold these securities and the issuers paying interest at the maximum contractual rate.  Based on current market conditions, it is likely that auctions related to more of these securities will be unsuccessful in the near term.  Unsuccessful auctions could result in our holding securities beyond their next scheduled auction reset dates if a secondary market does not develop; therefore, limiting the short-term liquidity of these investments.

We are exposed to the effect of changes in the price and availability of aircraft fuel. To manage this risk, we periodically purchase crude or heating oil option contracts or swap agreements. Prices for these commodities are normally highly correlated to aircraft fuel, making derivatives of them effective at offsetting aircraft fuel prices to provide some short-term protection against a sharp increase in average fuel prices. The fair values of our derivative instruments are estimated through the use of standard option value models and/or present value methods with underlying assumptions based on prices observed in commodity futures markets. The following is a summary of our derivative contracts (in millions, except as otherwise indicated):

	2007	2006
At December 31:
Fair value of derivative instruments at year end	$33	$(15)
Longest remaining term (months)	9	12
Hedged volume (barrels)	1,506	4,077

	2007	2006	2005
Year ended December 31:
Hedge effectiveness net gains (losses) recognized in aircraft fuel expense	$35	$(4)	$43
Hedge ineffectiveness net gains recognized in other income (expense)	5	—	—
Other fuel derivative net losses recognized in other income (expense)	—	(5)	—
Percentage of actual consumption economically hedged	59%	64%	22%

As of December 31, 2007, 100% of our outstanding derivative contracts were designated as cash flow hedges for accounting purposes. While outstanding, these contracts are recorded at fair value on the balance sheet with the effective portion of the change in their fair value being reflected in accumulated other comprehensive income (loss). At December 31, 2006, 93% of our derivative contracts were designated as cash flow hedges.

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

Any outstanding derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements, but we do not expect any of our four counterparties to fail to meet their obligations. The amount of such credit exposure is generally the fair value of our outstanding derivatives contracts. To manage credit risks, we select counterparties based on credit assessments, limit overall exposure to any single counterparty and monitor the market position with each counterparty. Some of our agreements require cash deposits if market risk exposure exceeds a specified threshold amount. We do not use derivative instruments for trading purposes.

Note 14—Quarterly Financial Data (Unaudited)

Quarterly results of operations for the years ended December 31 are summarized below (in millions, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007 (1)
Operating revenues	$608	$730	$765	$739
Operating income (loss)	(13)	73	79	30
Net income (loss)	(22)	21	23	(4)
Basic earnings (loss) per share	$(0.12)	$0.12	$0.13	$(0.02)
Diluted earnings (loss) per share	$(0.12)	$0.11	$0.12	$(0.02)
2006 (2)
Operating revenues	$490	$612	$628	$633
Operating income (loss)	(25)	47	41	64
Net income (loss)	(32)	14	—	17
Basic earnings (loss) per share	$(0.18)	$0.08	$—	$0.10
Diluted earnings (loss) per share	$(0.18)	$0.08	$—	$0.10

(1)	During the third and fourth quarters of 2007, we sold a total of three Airbus A320 aircraft, which resulted in gains of $2 million and $5 million, respectively.
(2)	During the third and fourth quarters of 2006, we sold a total of five Airbus A320 aircraft, which resulted in gains of $7 million and $5 million, respectively.

The sum of the quarterly earnings per share amounts does not equal the annual amount reported since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average common shares outstanding and other dilutive potential common shares.

Note 15—Subsequent Events

In January 2008, we completed a $300 million, net of transaction costs, equity offering to Deutsche Lufthansa AG. Under the terms of the agreement Lufthansa purchased, in a private placement, approximately 42 million newly issued common shares of JetBlue, or 19% of JetBlue’s equity after giving effect to the issuance. Under the terms of the agreement, a Lufthansa nominee was appointed to the Board of Directors. The Lufthansa nominee is a Class II director and will be up for election at JetBlue’s annual meeting in 2008.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JetBlue Airways Corporation

We have audited the accompanying consolidated balance sheets of JetBlue Airways Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JetBlue Airways Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), JetBlue Airways Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 19, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JetBlue Airways Corporation

We have audited JetBlue Airways Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). JetBlue Airways Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluation the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, JetBlue Airways Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of JetBlue Airways Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of JetBlue Airways Corporation and our report dated February 19, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 19, 2008

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2007. Ernst & Young LLP has issued their report which is included elsewhere herein.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

We adopted a Code of Ethics within the meaning of Item 406(b) of SEC Regulation S-K. This Code of Ethics applies to our principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics is publicly available on our website at investor.jetblue.com. If we make substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within four days of such amendment or waiver.

Audit Committee Financial Expert

Our Board of Directors has determined that at least one person serving on the Audit Committee is an ‘‘audit committee financial expert’’ as defined under Item 407(d)(5) of SEC Regulation S-K. Our Board of Directors has determined that Robert Clanin, the Chair of the Audit Committee, is an ‘‘audit committee financial expert’’ and is independent as defined under applicable SEC and Nasdaq rules.

Information relating to executive officers is set forth in Part I of this report following Item 4 under ‘‘Executive Officers of the Registrant.’’ The other information required by this Item will be included in and is incorporated herein by reference from our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be held on May 15, 2008 to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our 2007 fiscal year, or our Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item will be included in and is incorporated herein by reference from our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The table below provides information relating to our equity compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance as of December 31, 2007, as adjusted for stock splits:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	30,773,398	$12.18	31,625,123
Equity compensation plans not approved by security holders	—	—	—
Total	30,773,398	$12.18	31,625,123

The number of shares reserved for issuance under our Crewmember Stock Purchase Plan and 2002 Stock Incentive Plan automatically increases in January of each year by 3% and 4%, respectively, of the total number of shares of our common stock outstanding on the last trading day in December of the prior calendar year. See Note 7 to our consolidated financial statements for further information regarding the material features of the above plans.

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
Consolidated Balance Sheets—December 31, 2007 and December 31, 2006
Consolidated Statements of Operations—For the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows—For the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders’ Equity—For the years ended December 31, 2007, 2006 and 2005
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

JETBLUE AIRWAYS CORPORATION
(Registrant)
Date: February 20, 2008	By: /s/ EDWARD BARNES
Executive Vice President and Chief Financial Officer (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 20th of February 2008 on behalf of the registrant and in the capacities indicated (and, as indicated with an asterisk, representing at least a majority of the members of the Board of Directors).

Signature	Capacity

/s/ DAVID BARGER	Chief Executive Officer and Director* (Principal Executive Officer)

David Barger

/s/ EDWARD BARNES	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Edward Barnes

/s/ DAVID CHECKETTS	Director*

David Checketts

/s/ ROBERT CLANIN	Director*

Robert Clanin

/s/ KIM CLARK	Director*

Kim Clark

/s/ VIRGINIA GAMBALE	Director*

Virginia Gambale

/s/ ANGELA GITTENS	Director*

Angela Gittens

/s/ NEAL MOSZKOWSKI	Director*

Neal Moszkowski

/s/ JOEL PETERSON	Director*

Joel Peterson

/s/ ANN RHOADES	Director*

Ann Rhoades

/s/ FRANK SICA	Director*

Frank Sica

Exhibit Index

2.1	Membership Interest Purchase Agreement among Harris Corporation and Thales Avionics In-Flight Systems, LLC and In-Flight Liquidating, LLC and Glenn S. Latta and Jeffrey A. Frisco and Andreas de Greef and JetBlue Airways Corporation, dated as of September 9, 2002 relating to the interests in LiveTV, LLC—incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated September 27, 2002.
3.1	Amended and Restated Certificate of Incorporation of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
3.2	Amended and Restated Certificate of Incorporation of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated July 10, 2003
3.3(a)	Amended and Restated Bylaws of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
3.3(b)	Second Amended and Restated Bylaws of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K dated June 28, 2007.
3.3(c)	Third Amended and Restated Bylaws of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K dated December 13, 2007.
3.3(d)	Fourth Amended and Restated Bylaws of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.5 to our Current Report on Form 8-K dated February 7, 2008.
3.4	Certificate of Designation of Series A Participating Preferred Stock dated April 1, 2002 —incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated July 10, 2003.
4.1	Specimen Stock Certificate—incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
4.2	Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
4.2(a)	Amendment No. 1, dated as of June 30, 2003, to Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3, filed on July 3, 2003, as amended on July 10, 2003 (File No. 333-106781).
4.2(b)	Amendment No. 2, dated as of October 6, 2003, to Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3, filed on October 7, 2003 (File No. 333-109546).
4.2(c)	Amendment No. 3, dated as of October 4, 2004, to Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K/A dated October 4, 2004.

4.3	Registration Rights Agreement, dated as of July 15, 2003, among the Company and Morgan Stanley & Co. Incorporated, Raymond James & Associates, Inc. and Blaylock & Partners, L.P.—incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.
4.4	Summary of Rights to Purchase Series A Participating Preferred Stock—incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
4.5	Stockholder Rights Agreement—incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.
4.6	Indenture, dated as of July 15, 2003, between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee, relating to the Company’s 3½% Convertible Notes due 2033—incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.
4.7	Form of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Certificate Series 2004-1G-1-O—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 24, 2004.
4.7(a)	Form of Three-Month LIBOR plus 0.420% JetBlue Airways Pass Through Certificate Series 2004-1G-2-O—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated March 24, 2004.
4.7(b)	Form of Three-Month LIBOR plus 4.250% JetBlue Airways Pass Through Certificate Series 2004-1C-O—incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated March 24, 2004.
4.7(c)	Pass Through Trust Agreement, dated as of March 24, 2004, between JetBlue Airways Corporation and Wilmington Trust Company, as Pass Through Trustee, made with respect to the formation of JetBlue Airways Pass Through Trust, Series 2004-1G-1-O and the issuance of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Trust, Series 2004-1G-1-O, Pass Through Certificates—incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated March 24, 2004(1).
4.7(d)	Revolving Credit Agreement (2004-1G-1), dated as of March 24, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-1G-1 Pass Through Trust, as Borrower, and Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated March 24, 2004.
4.7(e)	Revolving Credit Agreement (2004-1G-2), dated as of March 24, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-1G-2 Pass Through Trust, as Borrower, and Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated March 24, 2004.
4.7(f)	Revolving Credit Agreement (2004-1C), dated as of March 24, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-1C Pass Through Trust, as Borrower, and Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated March 24, 2004.
4.7(g)	Deposit Agreement (Class G-1), dated as of March 24, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary —incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated March 24, 2004.

4.7(h)	Deposit Agreement (Class G-2), dated as of March 24, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary —incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K dated March 24, 2004.
4.7(i)	Deposit Agreement (Class C), dated as of March 24, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary —incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K dated March 24, 2004.
4.7(j)	Escrow and Paying Agent Agreement (Class G-1), dated as of March 24, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Credit Lyonnais Securities (USA) Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-1G-1-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated March 24, 2004.
4.7(k)	Escrow and Paying Agent Agreement (Class G-2), dated as of March 24, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Credit Lyonnais Securities (USA) Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-1G-2-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated March 24, 2004.
4.7(l)	Escrow and Paying Agent Agreement (Class C), dated as of March 24, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Credit Lyonnais Securities (USA) Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-1C-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.13 to our Current Report on Form 8-K dated March 24, 2004.
4.7(m)	ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1G-1-O—incorporated by reference to Exhibit 4.14 to our Current Report on Form 8-K dated March 24, 2004(2).
4.7(n)	Schedule to the ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1G-1-O—incorporated by reference to Exhibit 4.15 to our Current Report on Form 8-K dated March 24, 2004.
4.7(o)	Schedule to the ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services, Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1G-2-O—incorporated by reference to Exhibit 4.16 to our Current Report on Form 8-K dated March 24, 2004.

4.7(p)	Schedule to the ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services, Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1C-O—incorporated by reference to Exhibit 4.17 to our Current Report on Form 8-K dated March 24, 2004.
4.7(q)	Class G-1 Above Cap Liquidity Facility Confirmation, dated March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.18 to our Current Report on Form 8-K dated March 24, 2004.
4.7(r)	Class G-2 Above Cap Liquidity Facility Confirmation, dated March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.19 to our Current Report on Form 8-K dated March 24, 2004.
4.7(s)	Class C Above Cap Liquidity Facility Confirmation, dated March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.20 to our Current Report on Form 8-K dated March 24, 2004.
4.7(t)	Guarantee, dated March 24, 2004, of Morgan Stanley Capital Services Inc. with respect to the Class G-1 Above Cap Liquidity Facility—incorporated by reference to Exhibit 4.21 to our Current Report on Form 8-K dated March 24, 2004.
4.7(u)	Guarantee, dated March 24, 2004, of Morgan Stanley Capital Services Inc. with respect to the Class G-2 Above Cap Liquidity Facility—incorporated by reference to Exhibit 4.22 to our Current Report on Form 8-K dated March 24, 2004.
4.7(v)	Guarantee, dated March 24, 2004, of Morgan Stanley Capital Services Inc. with respect to the Class C Above Cap Liquidity Facility—incorporated by reference to Exhibit 4.23 to our Current Report on Form 8-K dated March 24, 2004.
4.7(w)	Insurance and Indemnity Agreement, dated as of March 24, 2004, among MBIA Insurance Corporation, as Policy Provider, JetBlue Airways Corporation and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.24 to our Current Report on Form 8-K dated March 24, 2004.
4.7(x)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated March 24, 2004, bearing Policy Number 43567(1) issued to Wilmington Trust Company, as Subordination Agent for the Class G-1 Certificates—incorporated by reference to Exhibit 4.25 to our Current Report on Form 8-K dated March 24, 2004.
4.7(y)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated March 24, 2004, bearing Policy Number 43567(2) issued to Wilmington Trust Company, as Subordination Agent for the Class G-2 Certificates—incorporated by reference to Exhibit 4.26 to our Current Report on Form 8-K dated March 24, 2004.
4.7(z)	Intercreditor Agreement, dated as of March 24, 2004, among Wilmington Trust Company, as Pass Through Trustee, Landesbank Hessen- Thüringen Girozentrale, as Primary Liquidity Provider, Morgan Stanley Capital Services, Inc., as Above-Cap Liquidity Provider, MBIA Insurance Corporation, as Policy Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.27 to our Current Report on Form 8-K dated March 24, 2004.

4.7(aa)	Note Purchase Agreement, dated as of March 24, 2004, among JetBlue Airways Corporation, Wilmington Trust Company, in its separate capacities as Pass Through Trustee, as Subordination Agent, as Escrow Agent and as Paying Agent—incorporated by reference to Exhibit 4.28 to our Current Report on Form 8-K dated March 24, 2004.
4.7(ab)	Form of Trust Indenture and Mortgage between JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, as Mortgagee—incorporated by reference to Exhibit 4.29 to our Current Report on Form 8-K dated March 24, 2004.
4.7(ac)	Form of Participation Agreement among JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, in its separate capacities as Mortgagee, as Pass Through Trustee and as Subordination Agent—incorporated by reference to Exhibit 4.30 to our Current Report on Form 8-K dated March 24, 2004.
4.8	Form of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Certificate Series 2004-2G-1-O, with attached form of Escrow Receipt—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 9, 2004.
4.8(a)	Form of Three-Month LIBOR plus 0.450% JetBlue Airways Pass Through Certificate Series 2004-2G-2-O, with attached form of Escrow Receipt—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated November 9, 2004.
4.8(b)	Form of Three-Month LIBOR plus 3.100% JetBlue Airways Pass Through Certificate Series 2004-2C-O, with attached form of Escrow Receipt—incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated November 9, 2004.
4.8(c)	Pass Through Trust Agreement, dated as of November 15, 2004, between JetBlue Airways Corporation and Wilmington Trust Company, as Pass Through Trustee, made with respect to the formation of JetBlue Airways Pass Through Trust, Series 2004-2G-1-O and the issuance of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Trust, Series 2004-2G-1-O, Pass Through Certificates—incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated November 9, 2004(3).
4.8(d)	Revolving Credit Agreement (2004-2G-1), dated as of November 15, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-2G-1 Pass Through Trust, as Borrower, and Landesbank Baden-Württemberg, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated November 9, 2004.
4.8(e)	Revolving Credit Agreement (2004-2G-2), dated as of November 15, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-2G-2 Pass Through Trust, as Borrower, and Landesbank Baden-Württemberg, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated November 9, 2004.
4.8(f)	Revolving Credit Agreement (2004-2C), dated as of November 15, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-2C Pass Through Trust, as Borrower, and Landesbank Baden-Württemberg, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated November 9, 2004.
4.8(g)	Deposit Agreement (Class G-1), dated as of November 15, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated November 9, 2004.

4.8(h)	Deposit Agreement (Class G-2), dated as of November 15, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K dated November 9, 2004.
4.8(i)	Deposit Agreement (Class C), dated as of November 15, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K dated November 9, 2004.
4.8(j)	Escrow and Paying Agent Agreement (Class G-1), dated as of November 15, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and J.P. Morgan Securities, Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-2G-2-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent —incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated November 9, 2004.
4.8(k)	Escrow and Paying Agent Agreement (Class G-2), dated as of November 15, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and J.P. Morgan Securities, Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-2G-2-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent —incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated November 9, 2004.
4.8(l)	Escrow and Paying Agent Agreement (Class C), dated as of November 15, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and J.P. Morgan Securities, Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-2C-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.13 to our Current Report on Form 8-K dated November 9, 2004.
4.8(m)	ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2G-1-O—incorporated by reference to Exhibit 4.14 to our Current Report on Form 8-K dated November 9, 2004(4).
4.8(n)	Schedule to the ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2G-1-O—incorporated by reference to Exhibit 4.15 to our Current Report on Form 8-K dated November 9, 2004.
4.8(o)	Schedule to the ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2G-2-O—incorporated by reference to Exhibit 4.16 to our Current Report on Form 8-K dated November 9, 2004.

4.8(p)	Schedule to the ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2C-O—incorporated by reference to Exhibit 4.17 to our Current Report on Form 8-K dated November 9, 2004.
4.8(q)	Class G-1 Above Cap Liquidity Facility Confirmation, dated November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.18 to our Current Report on Form 8-K dated November 9, 2004.
4.8(r)	Class G-2 Above Cap Liquidity Facility Confirmation, dated November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.19 to our Current Report on Form 8-K dated November 9, 2004.
4.8(s)	Class C Above Cap Liquidity Facility Confirmation, dated November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.20 to our Current Report on Form 8-K dated November 9, 2004.
4.8(t)	Insurance and Indemnity Agreement, dated as of November 15, 2004, among MBIA Insurance Corporation, as Policy Provider, JetBlue Airways Corporation and Wilmington Trust Company, as Subordination Agent and Trustee—incorporated by reference to Exhibit 4.21 to our Current Report on Form 8-K dated November 9, 2004.
4.8(u)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated November 15, 2004, bearing Policy Number 45243 issued to Wilmington Trust Company, as Subordination Agent for the Class G-1 Certificates—incorporated by reference to Exhibit 4.22 to our Current Report on Form 8-K dated November 9, 2004.
4.8(v)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated November 15, 2004, bearing Policy Number 45256 issued to Wilmington Trust Company, as Subordination Agent for the Class G-2 Certificates—incorporated by reference to Exhibit 4.23 to our Current Report on Form 8-K dated November 9, 2004.
4.8(w)	Intercreditor Agreement, dated as of November 15, 2004, among Wilmington Trust Company, as Pass Through Trustee, Landesbank Baden-Württemberg, as Primary Liquidity Provider, Citibank, N.A., as Above-Cap Liquidity Provider, MBIA Insurance Corporation, as Policy Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.24 to our Current Report on Form 8-K dated November 9, 2004.
4.8(x)	Note Purchase Agreement, dated as of November 15, 2004, among JetBlue Airways Corporation, Wilmington Trust Company, in its separate capacities as Pass Through Trustee, as Subordination Agent, as Escrow Agent and as Paying Agent—incorporated by reference to Exhibit 4.25 to our Current Report on Form 8-K dated November 9, 2004.
4.8(y)	Form of Trust Indenture and Mortgage between JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, as Mortgagee—incorporated by reference to Exhibit 4.26 to our Current Report on Form 8-K dated November 9, 2004.
4.8(z)	Form of Participation Agreement among JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, in its separate capacities as Mortgagee, as Pass Through Trustee and as Subordination Agent—incorporated by reference to Exhibit 4.27 to our Current Report on Form 8-K dated November 9, 2004.

4.9	Indenture, dated as of March 16, 2005, between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee, relating to the Company’s debt securities— incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 10, 2005.
4.9(a)	First Supplemental Indenture to the Indenture filed as Exhibit 4.9 to this report, dated as of March 16, 2005, between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee, relating to the Company’s 3¾% Convertible Debentures due 2035 —incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated March 10, 2004.
4.10	Pass Through Trust Agreement, dated as of November 14, 2006, between JetBlue Airways Corporation and Wilmington Trust Company, as Pass Through Trustee, made with respect to the formation of JetBlue Airways (Spare Parts) G-1 Pass Through Trust, and the issuance of Three-Month LIBOR plus 0.230% JetBlue Airways (Spare Parts) G-1 Pass Through Certificate—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 14, 2006.
4.10(a)	Pass Through Trust Agreement, dated as of November 14, 2006, between JetBlue Airways Corporation and Wilmington Trust Company, as Pass Through Trustee, made with respect to the formation of JetBlue Airways (Spare Parts) B-1 Pass Through Trust, and the issuance of Three-Month LIBOR plus 2.875% JetBlue Airways (Spare Parts) B-1 Pass Through Certificate—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated November 14, 2006.
4.10(b)	Revolving Credit Agreement, dated as of November 14, 2006, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways (Spare Parts) G-1 Pass Through Trust, as Borrower, and Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated November 14, 2006.
4.10(c)	ISDA Master Agreement, dated as of November 14, 2006, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways (Spare Parts) G-1 Pass Through Trust —incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated November 14, 2006.
4.10(d)	Schedule to the ISDA Master Agreement, dated as of November 14, 2006, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways (Spare parts) G-1 Pass Through Trust—incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated November 14, 2006.
4.10(e)	Class G-1 Above Cap Liquidity Facility Confirmation, dated November 14, 2006, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated November 14, 2006.
4.10(f)	Insurance and Indemnity Agreement, dated as of November 14, 2006, among MBIA Insurance Corporation, as Policy Provider, JetBlue Airways Corporation and Wilmington Trust Company, as Subordination Agent and Trustee—incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated November 14, 2006.
4.10(g)	Guarantee, dated as of November 14, 2006, by Morgan Stanley, relating to the Above-Cap Liquidity Facility—incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated November 14, 2006.

4.10(h)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated November 14, 2006, bearing Policy Number 487110 issued to Wilmington Trust Company, as Subordination Agent for the Class G-1 Certificates—incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K dated November 14, 2006.
4.10(i)	Intercreditor Agreement, dated as of November 14, 2006, among Wilmington Trust Company, as Pass Through Trustee, Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider, Morgan Stanley Capital Services, Inc., as Above-Cap Liquidity Provider, MBIA Insurance Corporation, as Policy Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K dated November 14, 2006.
4.10(j)	Note Purchase Agreement, dated as of November 14, 2006, among JetBlue Airways Corporation, Wilmington Trust Company, in its separate capacities as Pass Through Trustee, as Subordination Agent and as Mortgagee—incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated November 14, 2006.
4.10(k)	Trust Indenture and Mortgage, dated November 14, 2006, between JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, as Mortgagee—incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated November 14, 2006.
4.10(l)	Collateral Maintenance Agreement, dated as of November 14, 2006, among, JetBlue Airways Corporation, MBIA Insurance Corporation, as Initial Policy Provider, Wilmington Trust Company, as Mortgagee, and Additional Policy Provider(s), if any, which may from time to time hereafter become parties—incorporated by reference to Exhibit 4.13 to our Current Report on Form 8-K dated November 14, 2006.
4.10(m)	Reference Agency Agreement, dated November 14, 2006, among JetBlue Airways Corporation, Wilmington Trust Company as Subordination Agent and Mortgagee and Reference Agent—incorporated by reference to Exhibit 4.14 to our Current Report on Form 8-K dated November 14, 2006.
4.10(n)	Form of JetBlue Airways (Spare Parts) G-1 Pass Through Certificate (included in Exhibit 4.10)—incorporated by reference to Exhibit 4.15 to our Current Report on Form 8-K dated November 14, 2006.
4.10(o)	Form of JetBlue Airways (Spare Parts) B-1 Pass Through Certificate (included in Exhibit 4.10(a))—incorporated by reference to Exhibit 4.16 to our Current Report on Form 8-K dated November 14, 2006.
4.10(p)	Form of JetBlue Airways (Spare Parts) G-1 Equipment Note—incorporated by reference to Exhibit 4.17 to our Current Report on Form 8-K dated November 14, 2006.
4.10(q)	Form of JetBlue Airways (Spare Parts) B-1 Equipment Note—incorporated by reference to Exhibit 4.18 to our Current Report on Form 8-K dated November 14, 2006.
4.11	Stock Purchase Agreement, dated as of December 13, 2007, between JetBlue Airways Corporation and Deutsche Lufthansa AG—incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated December 13, 2007.
10.1**	Airbus A320 Purchase Agreement, dated as of April 20, 1999, between AVSA, S.A.R.L. and JetBlue Airways Corporation, including Amendments No. 1 through No. 11 and Letter Agreements No. 1 through No. 10—incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.1(a)**	Amendment No. 12 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated April 19, 2002—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

10.1(b)**	Amendment No. 13 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated November 22, 2002—incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10.1(c)**	Amendment No. 14 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated December 18, 2002—incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10.1(d)**	Amendment No. 15 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated February 10, 2003—incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10.1(e)**	Amendment No. 16 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated April 23, 2003—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 30, 2003.
10.1(f)**	Amendment No. 17 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated October 1, 2003—incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2003.
10.1(g)**	Amendment No. 18 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated November 12, 2003—incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2003.
10.1(h)**	Amendment No. 19 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated June 4, 2004—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.
10.1(i)**	Amendment No. 20 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated June 7, 2004—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.
10.1(j)**	Amendment No. 21 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated November 19, 2004—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 19, 2004.
10.1(k)	Amendment No. 22 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated February 17, 2005—incorporated by reference to Exhibit 10.22(b) to our Annual Report on Form 10-K for the year ended December 31, 2006.
10.1(l)	Amendment No. 23 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated March 31, 2005—incorporated by reference to Exhibit 10.22(b) to our Annual Report on Form 10-K for the year ended December 31, 2006.
10.1(m)**	Amendment No. 24 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated July 21, 2005—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.

10.1(n)**	Amendment No. 25 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated November 23, 2005—incorporated by reference to Exhibit 10.1(n) to our Annual Report on Form 10-K for the year ended December 31, 2005.
10.1(o)†	Amendment No. 26 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated February 27, 2006—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
10.1(p)†	Amendment No. 27 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated April 25, 2006—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
10.1(q)†	Amendment No. 28 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated July 6, 2006—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006.
10.1(r)†	Amendment No. 29 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated December 1, 2006—incorporated by reference to Exhibit 10.22(b) to our Annual Report on Form 10-K for the year ended December 31, 2006.
10.1(s)†	Amendment No. 30 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated March 26, 2007—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.
10.2**	Letter Agreement, dated April 23, 2003, between AVSA, S.A.R.L. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated June 30, 2003.
10.3**	V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, including Side Letters No. 1 through No. 3 and No. 5 through No. 9—incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.3(a)**	Side Letter No. 10 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated April 25, 2002—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
10.3(b)**	Side Letter No. 11 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated February 10, 2003—incorporated by reference to Exhibit 10.8 from our Annual Report on Form 10-K for the year ended December 31, 2002.
10.3(c)**	Side Letter No. 12 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated March 24, 2003—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.
10.3(d)**	Side Letter No. 13 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated April 23, 2003—incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated June 30, 2003.

10.3(e)**	Side Letter No. 14 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated October 3, 2003—incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2003.
10.3(f)**	Side Letter No. 15 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated November 10, 2003—incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2003.
10.3(g)**	Side Letter No. 16 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated February 20, 2004—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.
10.3(h)**	Side Letter No. 17 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated June 11, 2004—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.
10.3(i)**	Side Letter No. 18 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated November 19, 2004—incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 19, 2004.
10.3(j)**	Side Letter No. 19 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated July 21, 2005—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.
10.3(k)†	Side Letter No. 20 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated July 6, 2006—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
10.3(l)†	Side Letter No. 21 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated January 30, 2007—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.
10.3(m)†	Side Letter No. 22 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated March 27, 2007—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.
10.3(n)†	Side Letter No. 23 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated December 18, 2007.
10.4**	Amendment and Restated Agreement between JetBlue Airways Corporation and LiveTV, LLC, dated as of December 17, 2001, including Amendments No. 1, No. 2 and 3 —incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.5**	GDL Patent License Agreement between Harris Corporation and LiveTV, LLC, dated as of September 2, 2002—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for quarterly period ended September 30, 2002.
10.6*	Employment Agreement, dated November 23, 1998, between JetBlue Airways Corporation and David Neeleman—incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

10.6(a)*	First Amendment to Employment Agreement, dated July 21, 2004, between JetBlue Airways Corporation and David Neeleman—incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.
10.7*	Employment Agreement, dated October 14, 1998, between JetBlue Airways Corporation and David Barger—incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.7(a)*	First Amendment to Employment Agreement, dated July 21, 2004, between JetBlue Airways Corporation and David Barger—incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.
10.8*	Agreement between Tim Claydon and JetBlue Airways Corporation, dated January 16, 2007.
10.9*	Agreement between Tom Anderson and JetBlue Airways Corporation, dated January 17, 2007.
10.10*	Agreement between John Owen and JetBlue Airways Corporation, dated March 6, 2007.
10.11*	1999 Stock Option/Stock Issuance Plan—incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.12*	Amended and Restated Crewmember Stock Purchase Plan, dated April 2, 2007—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007.
10.13*	2002 Crewmember Stock Purchase Plan—incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.14*	Amended and Restated JetBlue Airways Corporation 401(k) Retirement Plan, dated March 31, 2005—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.
10.14(a)*	Amendment to JetBlue Airways Corporation 401(k) Retirement Plan, dated November 21, 2006—incorporated by reference to Exhibit 10.18(a) to our Annual Report on Form 10-K for the year ended December 31, 2006.
10.15	Form of Director/Officer Indemnification Agreement—incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1, as amended (File No. 333-82576) and referenced as Exhibit 10.19 in our Current Report on Form 8-K dated February 12, 2008.
10.16	Form of Letter Agreement between JetBlue Airways Corporation, the Weston Presidio Funds and Quantum Industrial Partners LDC—incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.17**	EMBRAER-190 Purchase Agreement DCT-025/2003, dated June 9, 2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation— incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated June 30, 2003.
10.17(a)**	Amendment No. 1 to Purchase Agreement DCT-025/2003, dated as of July 8, 2005, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.

10.17(b)**	Amendment No. 2 to Purchase Agreement DCT-025/2003, dated as of January 5, 2006, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.22(b) to our Annual Report on Form 10-K for the year ended December 31, 2005.
10.17(c)†	Amendment No. 3 to Purchase Agreement DCT-025/2003, dated as of December 4, 2006, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.21( c) to our Annual Report on Form 10-K for the year ended December 31, 2006.
10.17(d)	Amendment No. 4 to Purchase Agreement DCT-025/2003, dated as of October 17, 2007, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation.
10.18**	Letter Agreement DCT-026/2003, dated June 9, 2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated June 30, 2003.
10.18(a)**	Amendment No. 1, dated as of July 8, 2005, to Letter Agreement DCT-026/2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.
10.18(b)†	Amendment No. 2, dated as of January 5, 2006, to Letter Agreement DCT-026/2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.22(b) to our Annual Report on Form 10-K for the year ended December 31, 2006.
10.18(c)†	Amendment No. 3, dated as of December 4, 2006, to Letter Agreement DCT-026/2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.22( c) to our Annual Report on Form 10-K for the year ended December 31, 2006.
10.18(d)	Amendment No. 4, dated as of October 17, 2007, to Letter Agreement DCT-026/2003, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation.
10.19	Agreement of Lease (Port Authority Lease No. AYD-265), dated as of November 1, 2002, between The Port Authority of New York and New Jersey and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 24, 2004.
10.20	Agreement of Lease (Port Authority Lease No. AYD-350), dated November 22, 2005, between The Port Authority of New York and New Jersey and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 2005.
11	JetBlue Airways Corporation Executive Change in Control Severance Plan, dated as of June 28, 2007—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated June 28, 2007.
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	List of Subsidiaries.
23	Consent of Ernst & Young LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32	Section 1350 Certifications, furnished herewith.
99.2	Letter of Approval from the City of Long Beach Department of Public Works, dated May 22, 2001, approving City Council Resolution C-27843 regarding Flight Slot Allocation at Long Beach Municipal Airport—incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

*	Compensatory plans in which the directors and executive officers of JetBlue participate. The agreements filed as Exhibits 10.8, 10.9 and 10.10 were previously listed as having been filed as exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, but were inadvertently omitted from such prior filing.
**	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with and approved by the Commission.
†	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the Commission.
(1)	Documents substantially identical in all material respects to the document filed as Exhibit 4.4 to our Current Report on Form 8-K dated March 24, 2004 (which exhibit relates to formation of JetBlue Airways Pass Through Trust, Series 2004-1G-1-O and the issuance of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Trust, Series 2004-1G-1-O, Pass Through Certificates) have been entered into with respect to formation of each of JetBlue Airways Pass Through Trusts, Series 2004-1G-2-O and Series 2004-1C-O and the issuance of each of Three-Month LIBOR plus 0.420% JetBlue Airways Pass Through Trust, Series 2004-1G-2-O and Three-Month LIBOR plus 4.250% JetBlue Airways Pass Through Trust, Series 2004-1C-O. Pursuant to Instruction 2 of Item 601 of Regulation S-K, Exhibit 99.1, incorporated by reference to our Current Report on Form 8-K dated March 24, 2004, sets forth the terms by which such substantially identical documents differ from Exhibit 4.7(c).
(2)	Documents substantially identical in all material respects to the document filed as Exhibit 4.14 our Current Report on Form 8-K dated March 24, 2004 (which exhibit relates to an above-cap liquidity facility provided on behalf of the JetBlue Airways Corporation Pass Through Trust 2004-1G-1-O) have been entered into with respect to the above-cap liquidity facilities provided on behalf of the JetBlue Airways Corporation Pass Through Trust 2004-1G-2-O and the JetBlue Airways Corporation Pass Through Trust 2004-1C-O. Pursuant to Instruction 2 of Item 601 of Regulation S-K, Exhibit 99.2, incorporated by reference to our Current Report on Form 8-K dated March 24, 2004, sets forth the terms by which such substantially identical documents differ from Exhibit 4.7(m).
(3)	Documents substantially identical in all material respects to the document filed as Exhibit 4.4 to our Current Report on Form 8-K dated November 9, 2004 (which exhibit relates to formation of JetBlue Airways Pass Through Trust, Series 2004-2G-1-O and the issuance of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Trust, Series 2004-2G-1-O, Pass Through Certificates) have been entered into with respect to formation of each of the JetBlue Airways Pass Through Trusts, Series 2004-2G-2-O and Series 2004-2C-O and the issuance of each of Three-Month LIBOR plus 0.450% JetBlue Airways Pass Through Trust, Series 2004-2G-2-O and Three-Month LIBOR plus 3.100% JetBlue Airways Pass Through Trust, Series 2004-2C-O. Pursuant to Instruction 2 of Item 601 of Regulation S-K, Exhibit 99.1, incorporated by reference to our Current Report on Form 8-K dated November 9, 2004, sets forth the terms by which such substantially identical documents differ from Exhibit 4.8(c).

(4)	Documents substantially identical in all material respects to the document filed as Exhibit 4.14 to our Current Report on Form 8-K dated November 9, 2004 (which exhibit relates to an above-cap liquidity facility provided on behalf of the JetBlue Airways Corporation Pass Through Trust 2004-2G-1-O) have been entered into with respect to the above-cap liquidity facilities provided on behalf of the JetBlue Airways Corporation Pass Through Trust 2004-2G-2-O and the JetBlue Airways Corporation Pass Through Trust 2004-2C-O. Pursuant to Instruction 2 of Item 601 of Regulation S-K, Exhibit 99.2, incorporated by reference to our Current Report on Form 8-K dated November 9, 2004, sets forth the terms by which such substantially identical documents differ from Exhibit 4.8(m).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JetBlue Airways Corporation

We have audited the consolidated financial statements of JetBlue Airways Corporation as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and have issued our report thereon dated February 19, 2008 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(2) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based payments.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York
February 19, 2008

S-1

JetBlue Airways Corporation
Schedule II—Valuation and Qualifying Accounts
(in thousands)

		Additions
Description	Balance at beginning of period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at end of period
Year Ended December 31, 2007
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,608	$1,659	$—	$1,030	(1)	$2,237
Allowance for obsolete inventory parts	1,667	691	—	—		2,358
Year Ended December 31, 2006
Allowances deducted from asset accounts:
Allowance for doubtful accounts	1,180	1,155	—	727	(1)	1,608
Allowance for obsolete inventory parts	997	670	—	—		1,667
Year Ended December 31, 2005
Allowances deducted from asset accounts:
Allowance for doubtful accounts	622	1,471	—	913	(1)	1,180
Allowance for obsolete inventory parts	628	369	—	—		997

(1)	Uncollectible accounts written off, net of recoveries

S-2