Form 10-Q
period 2008-03-31
JETBLUE AIRWAYS CORP
filed 2008-04-25
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes         No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of ‘‘large accelerated filer’’, ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer         Accelerated filer
Non-accelerated filer            Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes        No

As of March 31, 2008, there were 224,308,781 shares of the registrant’s common stock, par value $.01, outstanding.

JetBlue Airways Corporation

FORM 10-Q

PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$713	$190
Investment securities	40	644
Receivables, less allowance	111	92
Inventories, less allowance	27	26
Prepaid expenses and other	173	164
Total current assets	1,064	1,116
PROPERTY AND EQUIPMENT
Flight equipment	3,689	3,547
Predelivery deposits for flight equipment	238	238
	3,927	3,785
Less accumulated depreciation	358	336
	3,569	3,449
Other property and equipment	489	475
Less accumulated depreciation	139	130
	350	345
Total property and equipment	3,919	3,794
OTHER ASSETS
Assets constructed for others	503	452
Investment securities	284	—
Restricted cash	54	53
Other	226	183
Total other assets	1,067	688
TOTAL ASSETS	$6,050	$5,598
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$122	$140
Air traffic liability	480	426
Accrued salaries, wages and benefits	95	110
Other accrued liabilities	170	120
Short-term borrowings	23	43
Current maturities of long-term debt and capital leases	377	417
Total current liabilities	1,267	1,256
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	2,697	2,588
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	187	192
Construction obligation	485	438
Other	85	88
	757	718
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 500,000,000 shares authorized, 224,308,781 and 181,593,440 shares issued and outstanding in 2008 and 2007, respectively	2	2
Additional paid-in capital	1,158	853
Retained earnings	154	162
Accumulated other comprehensive income	15	19
Total stockholders’ equity	1,329	1,036
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,050	$5,598

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended March 31,
	2008	2007
OPERATING REVENUES
Passenger	$748	$564
Other	68	44
Total operating revenues	816	608
OPERATING EXPENSES
Aircraft fuel	308	190
Salaries, wages and benefits	178	164
Landing fees and other rents	51	45
Depreciation and amortization	45	42
Aircraft rent	32	30
Sales and marketing	39	29
Maintenance materials and repairs	33	26
Other operating expenses	113	95
Total operating expenses	799	621
OPERATING INCOME (LOSS)	17	(13)
OTHER INCOME (EXPENSE)
Interest expense	(56)	(52)
Capitalized interest	14	8
Interest income and other	12	12
Total other income (expense)	(30)	(32)
LOSS BEFORE INCOME TAXES	(13)	(45)
Income tax benefit	(5)	(23)
NET LOSS	$(8)	$(22)
LOSS PER COMMON SHARE:
Basic	$(0.04)	$(0.12)
Diluted	$(0.04)	$(0.12)

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8)	$(22)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(5)	(23)
Depreciation	41	39
Amortization	5	5
Stock-based compensation	4	4
Changes in certain operating assets and liabilities	20	141
Other, net	(8)	3
Net cash provided by operating activities	49	147
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(200)	(212)
Predelivery deposits for flight equipment	(30)	(32)
Assets constructed for others	(44)	(76)
Purchase of available-for-sale securities	(69)	(254)
Sale of available-for-sale securities	385	246
Other, net	15	(2)
Net cash provided by (used in) investing activities	57	(330)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	310	6
Issuance of long-term debt	147	140
Aircraft sale and leaseback transactions	26	52
Short-term borrowings	—	14
Construction obligation	41	76
Repayment of long-term debt and capital lease obligations	(78)	(30)
Repayment of short-term borrowings	(20)	(26)
Other, net	(9)	(3)
Net cash provided by financing activities	417	229
INCREASE IN CASH AND CASH EQUIVALENTS	523	46
Cash and cash equivalents at beginning of period	190	10
Cash and cash equivalents at end of period	$713	$56

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation:    Our condensed consolidated financial statements include the accounts of JetBlue Airways Corporation and our subsidiaries, collectively ‘‘we’’ or the ‘‘Company’’, with all intercompany transactions and balances having been eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with our 2007 audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, or our 2007 Form 10-K.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations; however, we believe that the disclosures are adequate to make the information presented not misleading. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year. For the three months ended March 31, 2007, we reduced passenger revenues by $24 million for vouchers issued during ice storms during that quarter.

Fair Value:    Effective January 1, 2008, JetBlue adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements, or SFAS 157, which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1	quoted prices in active markets for identical assets or liabilities;

Level 2	quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3	unobservable inputs, such as discounted cash flow models or valuations.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2008 (in millions).

	Level 2	Level 3	Total
Assets
Auction rate securities	$—	$313	$313
Aircraft fuel derivatives	40	—	40
	$40	$313	$353
Liabilities
Interest rate swaps	$—	$3	$3

Auction Rate Securities:    At March 31, 2008, the fair values of our auction rate securities, or ARSs, all of which are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government), were estimated through discounted cash flow models. These models consider, among other things, the timing of expected future successful auctions, collateralization of underlying security investments and the credit worthiness of the issuer. Since these inputs were not observable, they are classified as level 3 inputs. At December 31, 2007, these securities were valued based on the markets in which they were trading (level 1 inputs). However, beginning in February 2008, the auctions for all of the ARSs then held by us were unsuccessful, resulting in our continuing to hold them beyond their typical auction reset dates and causing a change in the level of inputs used to determine their fair values. As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, for the three months ended March 31, 2008, we recorded an unrealized loss on our ARSs of $11 million, which is reflected in accumulated other comprehensive income in our condensed consolidated balance sheet. Our valuation models assume an average maturity of our ARSs in excess of one year due to the lack of liquidity in the ARS markets and the long-term remaining duration of the underlying securities; therefore, we have classified these securities as non-current on our March 31, 2008 condensed consolidated balance sheet. In addition to adjusting the carrying value of our ARSs, if our assessment of the valuation adjustment in future periods is other than temporary, we would record an impairment charge through our Statement of Operations.

Aircraft Fuel Derivatives:    Our aircraft fuel derivatives consist of over the counter contracts, which are not traded on public exchanges, although their fair values are determined based on inputs that are readily available from public markets, therefore, they are classified as level 2 inputs. We account for all of our aircraft fuel derivatives as cash flow hedges in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. The effective portion of realized aircraft fuel hedging derivative gains/(losses) is recognized in fuel expense, while ineffective gains/(losses) are recognized in interest income and other.

Interest Rate Swaps:    In February 2008, we entered into interest rate swaps, which qualify as cash flow hedges in accordance with SFAS 133. The initial fair values of these instruments were determined by our counterparties using inputs that are available in the public swap markets for similarly termed instruments and then making adjustments for the terms specific to our instruments.  We continue to value these securities based on quotes from our counterparties, which we verify for reasonableness by comparing to quoted prices in the swap markets. Since the inputs used to value these option contracts are unobservable, we have classified them as level 3 inputs. There was no ineffectiveness relating to these interest rate swaps for the three months ended March 31, 2008, with all of the unrealized losses being deferred in accumulated other comprehensive income.

See Note 9 for more information regarding our hedging instruments.

The following table reflects the activity for the major classes of our assets and liabilities measured at fair value using level 3 inputs (in millions):

	Auction Rate Securities	Interest Rate Swaps	Total
Balance as of December 31, 2007	$—	$—	$—
Transfers in	255		255
Unrealized gains/(losses), net	(11)	(3)	(14)
Purchases, issuances and settlements, net	69	—	69
Balance as of March 31, 2008	$313	$(3)	$310

New Accounting Pronouncements:    In March 2008, the Financial Accounting Standards Board, or FASB, affirmed the consensus of FSP APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which applies to all convertible debt instruments that have a ‘‘net settlement feature’’, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-a requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FSP APB 14-a is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact adoption of FSP APB 14-a may have on our consolidated financial statements.

Note 2 — Stock-Based Compensation

During the three months ended March 31, 2008, the Company granted 1.5 million restricted stock units under our Amended and Restated 2002 Stock Incentive Plan, at a weighted average grant date fair value of $6.35 per share. At March 31, 2008, 1.5 million restricted stock units were unvested with a weighted average grant date fair value of $6.54 per share.

Note 3 — Long-term Debt and Capital Lease Obligations

During the three months ended March 31, 2008, we issued $102 million in fixed rate equipment notes due through 2020, which are secured by three Airbus A320 aircraft, and $45 million in floating rate equipment notes due through 2020, which are secured by two EMBRAER 190 aircraft. At March 31, 2008, the weighted average interest rate of all of our long-term debt was 5.3% and scheduled maturities are $343 million for the remainder of 2008, $159 million in 2009, $163 million in 2010, $169 million in 2011, $203 million in 2012 and $3.07 billion thereafter. The weighted average interest rate of our outstanding short-term borrowings at March 31, 2008 and December 31, 2007 was 4.8% and 6.7%, respectively.

In March 2008, we renewed our Airbus A320 aircraft predelivery funding facility to allow for borrowings of up to $44 million through December 2010. At March 31, 2008, there were a total of $23 million outstanding borrowings under our facilities at a weighted average interest rate of 4.8%.

Note 4 — Assets Constructed for Others

In November 2005, we executed a lease agreement with The Port Authority of New York and New Jersey, or the PANYNJ, for the construction and operation of a new terminal at New York’s John F. Kennedy International Airport, which the PANYNJ will own. We have evaluated this lease and have concluded that we bear substantially all of the construction period risk. As a result, we are considered the owner of the project for financial reporting purposes only and are required to reflect an asset and liability for in-process construction related to this project on our balance sheets. To date, we have paid $509 million in project costs and have capitalized $43 million in interest, which are reflected as Assets Constructed for Others as well as Other Property and Equipment in the accompanying condensed consolidated balance sheets. Reimbursements from the PANYNJ and financing charges totaled $503 million through March 31, 2008 and are reflected as Construction Obligation in our condensed consolidated balance sheet, net of $18 million in scheduled payments to the PANYNJ.

Note 5 — Comprehensive Loss

Comprehensive loss includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which quality for hedge accounting, and unrealized losses on our auction-rate securities that are classified as available for sale securities. The differences between net loss and comprehensive loss for each of these periods are as follows (dollars are in millions):

	Three Months Ended March 31,
	2008	2007
Net Loss	$(8)	$(22)
Aircraft Fuel Derivatives
Change in fair value (net of taxes, $12 and $4)	18	16
Reclassification into earnings (net of taxes, $8 and $0)	(13)	4
Interest Rate Swap Agreements
Change in fair value (net of taxes, $1 and $0)	(2)	—
Available for Sale Securities
Unrealized losses (net of taxes, $4 and $0)	(7)	—
Comprehensive Loss	$(12)	$(2)

Note 6 — Loss Per Share

The following table shows how we computed basic and diluted loss per common share (dollars in millions; share data in thousands):

	Three Months Ended March 31,
	2008	2007
Numerator:
Net loss	$(8)	$(22)
Denominator:
Weighted average shares outstanding for basic and diluted loss per share	214,416	178,204

For the three months ended March 31, 2008 and 2007, a total of 20.8 million shares of common stock issuable upon conversion of our convertible debt were excluded from the diluted loss per share computation since the assumed conversion would be anti-dilutive. We also excluded 29.2 million and 30.5 million shares issuable upon exercise of outstanding stock options for the three months ended March 31, 2008 and 2007, respectively, from the diluted loss per share computation since they were anti-dilutive.

Note 7 — Employee Retirement Plan

We sponsor a retirement savings 401(k) defined contribution plan and a profit sharing plan, or the Plan, covering all of our employees. Our contributions expensed for the Plan for the three months ended March 31, 2008 and 2007 were $11 million and $10 million, respectively.

Note 8 — Commitments

As of March 31, 2008, our firm aircraft orders consisted of 67 Airbus A320 aircraft, 71 EMBRAER 190 aircraft and 23 spare engines scheduled for delivery through 2015. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $455 million for the remainder of 2008, $750 million in 2009, $700 million in 2010, $735 million in 2011, $875 million in 2012 and $1.55 billion thereafter.

During the three months ended March 31, 2008, we entered into a sale-leaseback transaction for one EMBRAER 190 aircraft, a short-term operating lease for an additional EMBRAER 190 aircraft, as well as leases for certain other facilities and equipment. Future minimum lease payments associated with these operating leases totaled $37 million at March 31, 2008 over the next 18 years. These amounts are in addition to the minimum lease payments described in Note 3 to our audited financial statement included in our 2007 Form 10-K. We deferred approximately $1 million in gains related to our sale-leaseback transaction, which is being recognized on a straight-line basis over it’s 18-year lease term as a reduction to aircraft rent expense.

Note 9 — Financial Instruments and Risk Management

We are exposed to the effect of changes in the price and availability of aircraft fuel. To manage this risk, we periodically enter into crude or heating oil option contracts and swap agreements. The following is a summary of our derivative contracts (in millions, except as otherwise indicated):

	March 31, 2008	December 31, 2007
Fair value of derivative instruments	$40	$33
Longest remaining term (months)	12	9
Hedged volume (barrels, in thousands)	3,009	1,506

	Three Months Ended March 31,
	2008	2007
Hedge effectiveness net gains (losses) recognized in aircraft fuel expense	$25	$(9)
Hedge ineffectiveness net gains recognized in other income (expense)	—	1
Other hedge net gains recognized in other income (expense)	—	—
Percentage of actual consumption economically hedged	35%	71%

We are also exposed to the variability of interest rates on our floating rate equipment notes. During the three months ended March 31, 2008, we entered into interest rate swap agreements whereby we swapped the floating rate interest, based on three-month LIBOR, related to our 2004-2 Series enhanced equipment trust facility G-1 notes for an effective 4.3% fixed interest rate. The notional amount hedged was initially $152 million and will be reduced through maturity in 2016 as scheduled principal payments are made on the notes.

Note 10 — LiveTV

During the three months ended March 31, 2008, LiveTV installed in-flight entertainment systems for other airlines on 16 aircraft, bringing total installations of these systems for other airlines to 388 aircraft. Third-party revenues for the three months ended March 31, 2008 and 2007 were $13 million and $8 million, respectively. Deferred profit on hardware sales and advance deposits for future hardware sales included in non-current liabilities in the accompanying condensed consolidated balance sheets was $27 million and $28 million at March 31, 2008 and December 31, 2007, respectively. Deferred profit to be recognized as income on installations completed through March 31, 2008 will be approximately $5 million for the remainder of 2008, $6 million in 2009, $2 million in each of 2010 through 2012, and $6 million thereafter.

Note 11 — Stockholders’ Equity

In January 2008, we completed a $301 million, net of transaction costs, equity offering to Deutsche Lufthansa AG. Under the terms of the agreement Lufthansa purchased, in a private placement, approximately 42.6 million newly issued common shares of JetBlue, or 19% of JetBlue’s equity after giving effect to the issuance. Under the terms of the agreement, a Lufthansa nominee was appointed to the Board of Directors. The Lufthansa nominee is a Class II director and is a nominee for election at JetBlue’s annual meeting in 2008.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Outlook

The U.S. economy has continued to slow as a result of high energy costs, a weakening dollar and the direct and indirect impact from turmoil in the credit markets. The U.S. domestic airline industry continues to be severely impacted by record high fuel prices. As a result, a number of domestic airlines have taken a number of steps to reduce losses, including reducing employee headcount, limiting service offerings, renegotiating labor contracts, reconfiguring flight schedules, restructuring their operations and taking other efficiency and cost-cutting measures. We have also reduced our planned domestic capacity in 2008 and have announced other cost saving initiatives. While we believe that we continue to have a cost advantage over many of our competitors in the airline industry, the steps taken by our competitors to reduce losses have reduced that advantage in certain cases. Furthermore, although the fares charged by domestic airlines have increased year over year, these increases have not been sufficient to offset the record increases in fuel costs, which have contributed to five U.S. airlines declaring bankruptcy thus far in 2008. With the uncertainty in the overall economy and the operational challenges faced by the domestic airline industry, there continues to be reports of consolidation and liquidation within the industry, including the recently announced merger agreement between Delta Air Lines and Northwest Airlines that, if completed, would result in the world’s largest airline. We are unable to predict what the effect would be of further industry bankruptcies or consolidation on JetBlue or the airline industry in general.

During the first quarter of 2008, we commenced service to Puerto Plata in the Dominican Republic and St. Maartin in the Netherlands Antilles. In May 2008, we will be expanding our presence in Austin, Texas, which will allow us to introduce our EMBRAER 190 aircraft to the western U.S. We believe that the market potential for the 100-seat EMBRAER 190 aircraft in smaller and mid-sized markets is significant and are excited to be introducing it into more of these markets. Our growth strategy remains disciplined, with the planned sales of three additional Airbus A320 aircraft in 2008 and another in 2009, bringing our total planned aircraft sales to nine in 2008 and one in 2009. We are continuing to evaluate our growth rate and if conditions warrant, we may elect to sell additional aircraft or defer scheduled deliveries of new aircraft. Primarily as a result of high fuel costs and slow market maturation, we will also discontinue service to Tucson, Arizona in May 2008.

In our effort to enhance the JetBlue Experience for our customers, we have reconfigured our Airbus A320 fleet to provide for 38 inches of seat pitch in selected rows, which we are now offering as an optional upgrades for a modest additional fee on travel beginning in April 2008. This modification is not being sold as a separate class of service nor did it create a second cabin or change the total number of seats on our aircraft. In this fuel intensive environment, we have started to focus more on trying to grow other revenues – both passenger related and otherwise – through various initiatives, all while continuing to deliver the core JetBlue Experience to our customers.

We expect our full-year operating capacity to increase approximately 3% to 5% over 2007 with the net increase of three new Airbus A320 aircraft and seven new EMBRAER 190 aircraft to our operating fleet, offset by the planned sale of nine of our A320 aircraft during the year. We expect that the EMBRAER 190 aircraft will represent approximately 13% of our total 2008 operating capacity. Assuming fuel prices of $3.05 per gallon, net of effective hedges, our cost per available seat mile for 2008 is expected to increase 20% to 22% over 2007. We expect our full year operating margin to be between 2% and 4% and our pre-tax margin to be between (2%) and 0%.

Results of Operations

Our operating revenue per available seat mile for the quarter increased 18% over the same period in 2007. Our results from the prior year are impacted by last year’s ice storms, when we cancelled approximately 1,200 flights in February and 440 flights in March. Our average fares for the quarter increased 22% over 2007 to $135.64, while our load factor declined 2.4 points to 78.2% from a year ago.

Our on-time performance, defined by the Department of Transportation, or DOT, as arrival within 14 minutes of schedule, was 71.8% in the first quarter of 2008 compared to 63.6% for the same period in 2007, while our completion factor was 98.4 and 96.1 in 2008 and 2007, respectively. Our improvement in on-time performance is due to operational and other improvements implemented following the February 2007 storm.

Three Months Ended March 31, 2008 and 2007

We reported a net loss of $8 million for the three months ended March 31, 2008, compared to a net loss of $22 million for the three months ended March 31, 2007. Diluted loss per share was $0.04 for the first quarter of 2008 and $0.12 for 2007. Our operating income for the three months ended March 31, 2008 was $17 million compared to an operating loss of $13 million for the same period last year, and our pre-tax margin increased 5.8 points from 2007.

Our first quarter 2008 and 2007 tax rates differ from the statutory rate due to the non-deductibility of certain items for tax purposes and the relationship of these items to our operating results for the quarter. The impact of these non-deductible items on our full-year operating results could result in our full year 2008 effective tax rate differing from that of our first quarter rate.

Operating Revenues.    Operating revenues increased 34%, or $208 million, over the same period in 2007 primarily due to a 33%, or $184 million, increase in passenger revenues. The increase in passenger revenues was largely attributable to a 20% increase in yield and a 14% increase in capacity over the first quarter of 2007.

Other revenue increased 53%, or $24 million, primarily due to higher change fee and excess baggage revenue resulting from more passengers and increased change fee rates. Other revenue also increased due to additional LiveTV third party revenues, marketing component of TrueBlue point sales, rental income, and inflight sales.

Operating Expenses.    Operating expenses increased 29%, or $178 million, over the same period in 2007, primarily due to increased capacity and fuel cost. Operating capacity increased 14% to 8.40 billion available seat miles due to 15 additional aircraft in service during 2008. Operating expenses per available seat mile increased 13% to 9.51 cents for the three months ended March 31, 2008, due primarily to the increase in fuel price. Excluding fuel, our cost per available seat mile for the three months ended March 31, 2008 was unchanged from the same period in 2007. In detail, operating costs per available seat mile were as follows (percent changes are based on unrounded numbers):

	Three Months Ended March 31,		Percent Change
	2008	2007
	(in cents)
Operating expenses:
Aircraft fuel	3.67	2.59	42.0%
Salaries, wages and benefits	2.12	2.21	(4.7)%
Landing fees and other rents	.61	.61	—%
Depreciation and amortization	.53	.57	(7.1)%
Aircraft rent	.38	.41	(5.3)%
Sales and marketing	.47	.40	17.1%
Maintenance materials and repairs	.39	.35	12.7%
Other operating expenses	1.34	1.29	3.4%
Total operating expenses	9.51	8.43	12.8%

Aircraft fuel expense increased 62%, or $118 million, due to a 41% increase in average fuel cost per gallon, or $89 million after the impact of fuel hedging, and 16 million more gallons of aircraft fuel consumed, resulting in $29 million of additional fuel expense. Aircraft fuel prices remain at record high levels, with our average fuel cost per gallon at $2.65 for the first quarter of 2008 compared to $1.88 for the first quarter of 2007. Cost per available seat mile increased 42% primarily due to the increase in fuel price.

Salaries, wages and benefits increased 9%, or $14 million, due primarily to an 8% increase in average full-time equivalent employees. Cost per available seat mile decreased 5% as a result of higher overtime pay during the storms in the first quarter of 2007.

Landing fees and other rents increased 14%, or $6 million, due to a 12% increase in departures over 2007. Cost per available seat mile remained the same compared to 2007.

Depreciation and amortization increased 6%, or $3 million, primarily due to having an average of 9 more owned and capital-leased aircraft in 2008. Cost per available seat mile was 7% lower as a result of fleet modification work performed in 2007.

Aircraft rent increased 8%, or $2 million, due to six more aircraft leases in 2008 compared to the same period last year. Cost per available seat mile decreased 5% due to a lower percentage of our fleet being leased.

Sales and marketing expense increased 33%, or $10 million, due to higher credit card fees resulting from increased passenger revenues and commissions related to our participation in Global Distribution Systems, or GDSs, in 2008. The majority of our sales are booked through a combination of our website and our own reservation agents (77% and 11% in the first quarter of 2008, respectively). On a cost per available seat mile basis, sales and marketing expense increased 17% primarily due to GDS commissions.

Maintenance, materials, and repairs increased 28%, or $7 million, due to an average of 15 additional operating aircraft in 2008, compared to the same period in 2007. Cost per available seat mile increased 13% primarily due to the gradual aging of our fleet which results in additional repairs. Maintenance expense is expected to increase significantly as our fleet ages.

Other operating expenses increased 18%, or $18 million, primarily due to higher variable costs associated with a 12% increase in capacity and 8% increase in passengers served, as well as payroll taxes related to increased employees. Cost per available seat mile increased 3% primarily due to additional LiveTV third party customer installations and taxes associated with the increase in fuel price, partially offset by the 2007 interrupted trip expenses related to the ice storms.

Other Income (Expense).    Interest expense increased 7%, or $4 million, primarily due to the debt and capital lease financing of 11 additional aircraft, which resulted in $5 million of additional interest expense, partially offset by savings from the retirement of debt associated with sold aircraft and the impact of lower interest rates. Interest expense also included an increased accretion in interest of $5 million related to our construction obligation for our new terminal at John F. Kennedy International Airport, or JFK, which was capitalized and contributed to the $5 million increase in capitalized interest.

The following table sets forth our operating statistics for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,		Percent Change
	2008	2007
Operating Statistics:
Revenue passengers (thousands)	5,518	5,091	8.4
Revenue passenger miles (millions)	6,563	5,942	10.4
Available seat miles (ASMs) (millions)	8,395	7,370	13.9
Load factor	78.2%	80.6%	(2.4	) pts.
Breakeven load factor(1)	82.2%	88.1%	(5.9	) pts.
Aircraft utilization (hours per day)	12.9	12.7	2.8
Average fare	$135.64	$110.79	22.4
Yield per passenger mile (cents)	11.40	9.49	20.2
Passenger revenue per ASM (cents)	8.92	7.65	16.5
Operating revenue per ASM (cents)	9.72	8.25	17.8
Operating expense per ASM (cents)	9.51	8.43	12.8
Operating expense per ASM, excluding fuel (cents)	5.84	5.85	(0.2)
Airline operating expense per ASM (cents)(1)	9.37	8.36	12.1
Departures	52,265	46,574	12.2
Average stage length (miles)	1,131	1,086	4.2
Average number of operating aircraft during period	136.3	121.5	12.2
Average fuel cost per gallon	$2.65	$1.88	40.5
Fuel gallons consumed (millions)	117	101	15.1
Percent of sales through jetblue.com during period	76.7%	76.4%	0.3	pts.
Full-time equivalent employees at period end(1)	10,165	9,260	9.8

(1)	Excludes operating expenses and employees of LiveTV, LLC, which are unrelated to our airline operations.

Liquidity and Capital Resources

At March 31, 2008, we had cash and cash equivalents of $713 million compared to cash and cash equivalents of $190 million at December 31, 2007. Cash flows from operating activities were $49 million for the three months ended March 31, 2008 compared to $147 million for the three months ended March 31, 2007. The decrease in operating cash flows was primarily the result of a 41% increase in the price of fuel from the first quarter of 2007. We rely primarily on operating cash flows to provide working capital. We presently have no lines of credit other than two short-term borrowing facilities for certain aircraft predelivery deposits. At March 31, 2008, we had $23 million in borrowings outstanding under these facilities.

Investing Activities.    During the three months ended March 31, 2008, capital expenditures related to our purchase of flight equipment included expenditures of $181 million for six aircraft and one spare engine, $30 million for flight equipment deposits and $3 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $16 million. Net cash provided by the purchase and sale of available-for-sale securities was $316 million. Investing activities also includes $15 million in deposits received related to our scheduled aircraft sales.

During the three months ended March 31, 2007, capital expenditures related to our purchase of flight equipment included expenditures of $203 million for six aircraft and one spare engine, $32 million for flight equipment deposits and $2 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $7 million. Net cash used in the purchase and sale of available-for-sale securities was $8 million.

Financing Activities.    Financing activities for the three months ended March 31, 2008 consisted of (1) the issuance of approximately 42.6 million shares of common stock, representing approximately 19% of our total outstanding shares of common stock, to Deutsche Lufthansa AG for approximately $301 million, net of transaction costs, (2) the sale-leaseback over 18 years of one EMBRAER 190 aircraft for $26 million by a U.S. leasing institution, (3) our issuance of $102 million in 12-year fixed equipment notes to European banks secured by three Airbus A320 aircraft, (4) our issuance of $45 million in 12-year floating rate equipments notes to European banks secured by two EMBRAER 190 aircraft, (5) scheduled maturities of $97 million of debt and capital lease obligations, and (6) reimbursement of construction costs incurred for our new terminal at JFK of $41 million.

We currently have an automatic shelf registration statement on file with the SEC relating to our sale, from time to time, of one or more public offerings of debt securities, pass-through certificates, common stock, preferred stock and/or other securities. The net proceeds of any securities we sell under this registration statement may be used to fund working capital and capital expenditures, including the purchase of aircraft and construction of facilities on or near airports. Through March 31, 2008, we had issued $124 million of pass-through certificates under this registration statement. On April 21, 2008, we filed a prospectus supplement under our automatic shell registration statement, reporting the shares issued to Deutsche Lufthansa AG in January. The registration of such shares was pursuant to our obligations under the registration rights agreement between us and Deutsche Lufthansa AG. We will not receive the proceeds of any shares sold by Deutsche Lufthansa AG.

Financing activities for the three months ended March 31, 2007, consisted of (1) the sale-leaseback over 18 years of two EMBRAER 190 aircraft for $52 million by a U.S. leasing institution, (2) our issuance of $140 million in 12-year fixed rate equipment notes to a European bank secured by four Airbus A320 aircraft, (3) scheduled maturities of $30 million of debt and capital lease obligations, and (4) reimbursement of construction costs incurred for our new terminal at JFK of $76 million.

Working Capital.    We had working capital deficit of $203 million at March 31, 2008, compared to a working capital deficit of $140 million at December 31, 2007. A working capital deficit is customary for airlines since air traffic liability is classified as a current liability. Included in our working capital deficit is $175 million of indebtedness related to our 3½% convertible notes due 2033, which is classified as a current liability because we expect holders of these notes to exercise their repurchase right on the first repurchase date of July 15, 2008. Also contributing to the increase in working capital deficit is the classification of all of our auction rate securities, or ARSs, as long-term assets at March 31, 2008.

At December 31, 2007, we had $611 million invested in ARSs, which were included in short-term investments.  Beginning in February 2008, the auctions for all of the ARSs then held by us, all of which are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States government) were unsuccessful, resulting in our continuing to hold them beyond their typical auction reset dates. As a result of the illiquidity in the market following the auction failures, we have recorded a temporary impairment charge of $11 million through other comprehensive income related to the ARSs we hold, bringing the carrying value at March 31, 2008 to $313 million.  Since we are unable to predict when liquidity will return to the ARS market, or whether issuers will call their securities, we classified all of our ARSs as non-current investments to match the contractual maturities of the underlying securities and the assumptions used to estimate their fair values at March 31, 2008. We do not presently believe there is a risk of default for our ARSs due to the nature and guarantees of the underlying collateral; however, we will continue to evaluate the market factors in subsequent periods. If future evaluations of our ARS securities indicate that an impairment is other than temporary, in addition to adjusting the carrying value of the securities, we would also record an impairment charge through our statement of operations, which could be significant.

We expect to meet our obligations as they become due through available cash, investment securities and internally generated funds, supplemented as necessary by debt and/or equity financings and proceeds from sale-leaseback transactions. We expect to generate positive working capital through our operations, and the planned sale of nine Airbus A320 aircraft later in the year. Assuming that we utilize the predelivery short-term borrowing facilities available to us, we believe that our working capital will be sufficient to meet our cash requirements for at least the next 12 months. However, we cannot predict what the effect on our business might be from the extremely competitive environment we are operating in or from events that are beyond our control, such as continued record high fuel prices, weather-related disruptions, the impact of airline bankruptcies or consolidations, U.S. military actions or acts of terrorism.

JetBlue utilizes several credit card companies to process ticket sales. Our credit card processing agreements provide for reserves to be deposited with the processor in certain circumstances. If we were required to deposit reserves with any of our primary processors, the negative impact to our liquidity could be significant.

Contractual Obligations

Our noncancelable contractual obligations at March 31, 2008 include the following (in millions):

	Payments due in
	Total	2008	2009	2010	2011	2012	Thereafter
Long-term debt and capital lease obligations(1)	$4,423	$478	$321	$315	$310	$334	$2,665
Lease commitments	2,166	184	219	196	181	162	1,224
Flight equipment obligations	5,065	455	750	700	735	875	1,550
Short-term borrowings	23	23	—	—	—	—	—
Financing obligations and other(2)	4,228	107	142	146	165	214	3,454
Total	$15,905	$1,247	$1,432	$1,357	$1,391	$1,585	$8,893

(1)	Includes actual interest and estimated interest for floating-rate debt based on March 31, 2008 rates.
(2)	Amounts include noncancelable commitments for the purchase of goods and services.

There have been no material changes in the terms of our debt instruments from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources included in our 2007 Form 10-K. We are not subject to any financial covenants in any of our debt obligations. We have $27 million of restricted cash pledged under standby letters of credit related to certain of our leases.

As of March 31, 2008, we operated a fleet of 105 Airbus A320 aircraft and 34 EMBRAER 190 aircraft, of which 80 were owned, 55 were leased under operating leases and four were leased under capital leases. We had also purchased one A320 aircraft which was not yet in service as of March 31, 2008. The average age of our fleet was 3.2 years at March 31, 2008. As of March 31, 2008, we had on order 67 Airbus A320 aircraft and 71 EMBRAER 190 aircraft with options to acquire 32 additional Airbus A320 aircraft and 91 additional EMBRAER 190 aircraft as follows:

	Firm			Option
Year	Airbus A320	EMBRAER 190	Total	Airbus A320	EMBRAER 190	Total
Remainder of 2008	9	3	12	—	—	—
2009	12	9	21	—	4	4
2010	10	8	18	—	9	9
2011	10	8	18	6	11	17
2012	13	10	23	8	12	20
2013	13	12	25	10	14	24
2014	—	12	12	4	21	25
2015	—	9	9	4	20	24
	67	71	138	32	91	123

Committed expenditures for our 138 firm aircraft and 23 spare engines include estimated amounts for contractual price escalations and predelivery deposits. Debt and lease financing has been arranged for all of our remaining aircraft deliveries scheduled for 2008. Although we believe that debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot assure you that we will be able to secure financing on terms attractive to us, if at all, which may require us to modify our aircraft acquisition plans. Capital expenditures for facility improvements, spare parts, and ground purchases are expected to be approximately $135 million for the remainder of 2008.

In November 2005, we executed a 30-year lease agreement with The Port Authority of New York and New Jersey, or the PANYNJ, for the construction and operation of a new terminal at JFK with occupancy projected in late 2008, which for financial reporting purposes only, is being accounted for as a financing obligation because we do not believe we will qualify for sale-leaseback accounting due to our continuing involvement in the property following the construction period. JetBlue has committed to rental payments under the lease, including ground rents for the new terminal site, which began on lease execution and are included as part of lease commitments in the contractual obligations table above. Facility rents are anticipated to commence upon the date of our beneficial occupancy of the new terminal and are included as part of financing obligations and other in the table.

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

We have determined that we hold a variable interest in, but are not the primary beneficiary of, certain pass-through trusts which are the purchasers of equipment notes issued by us to finance the acquisition of new aircraft and are held by such pass-through trusts. These pass-through trusts maintain liquidity facilities whereby a third party agrees to make payments sufficient to pay up to 18 months of interest on the applicable certificates if a payment default occurs. The liquidity providers for the Series 2004-1 certificates and the spare parts certificates are Landesbank Hessen-Thüringen Girozentrale and Morgan Stanley Capital Services Inc. The liquidity providers for the Series 2004-2 certificates are Landesbank Baden-Württemberg and Citibank, N.A.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included in our 2007 Form 10-K.

New Accounting Standards

In March 2008, the Financial Accounting Standards Board, or FASB, affirmed the consensus of FSP APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which applies to all convertible debt instruments that have a ‘‘net settlement feature’’; which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-a requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FSP APB 14-a is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact adoption of FSP APB 14-a may have on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161, which requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements adequate information about how derivative and hedging activities effect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact adoption of SFAS 161 may have on our consolidated financial statements.

Other Information

Recent Awards.    In February 2008, JetBlue was ranked top airline and seventh overall across all industries in Business Week magazine’s list of ‘‘Customer Service Champs’’. In March 2008, JetBlue was awarded the Investor Relations Magazine award for Best Crisis Communications.

New Executive Vice President, Systems and Technology.    In March 2008, we named Joseph Eng as our new Executive Vice President, Systems and Technology. Prior to joining JetBlue, Mr. Eng was President and Chief Executive Officer of Spectrum Systems, a software company.

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

Forward-looking statements involve risks, uncertainties and assumptions and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including without limitation, our extremely competitive industry; increases in fuel prices, maintenance costs and interest rates; our ability to profitably implement our growth strategy, including the ability to operate reliably the EMBRAER 190 aircraft and our new terminal at JFK; our significant fixed obligations; our ability to attract and retain qualified personnel and maintain our culture as we grow; our reliance on high daily aircraft utilization; our dependence on the New York metropolitan market; our reliance on automated systems and technology; our subjectivity to potential unionization; our reliance on a limited number of suppliers; changes in or additional government regulation; and changes in our industry due to other airlines’ financial condition and consolidations; and external geopolitical events and conditions.

Additional information concerning these and other factors is contained in our SEC filings, including but not limited to, our 2007 Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2007 Form 10-K, except as follows:

Aircraft Fuel.    As of March 31, 2008, we had hedged approximately 32% of our expected remaining 2008 fuel requirements using crude and heating oil options and swaps. Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the March 31, 2008, cost per gallon of fuel, including the effects of our fuel hedges. Based on our projected twelve month fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $148 million, compared to an estimated $88 million for 2007 measured as of March 31, 2007. See Note 9 to our unaudited condensed consolidated financial statements for additional information.

Fixed Rate Debt.    On March 31, 2008, our $425 million aggregate principal amount of convertible debt had an estimated fair value of $362 million, based on quoted market prices.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors.

The following is an update to Item 1A – Risk Factors contained in our 2007 Form 10-K. For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to our 2007 Form 10-K.

Our liquidity could be adversely impacted in the event one or more of our credit card processors were to impose material reserve requirements for payments due to us from credit card transactions.

We currently have agreements with organizations that process credit card transactions arising from purchases of air travel tickets by our customers. A majority of our revenues arise out of credit card transactions. Credit card processors have financial risk associated with tickets purchased for travel, which can occur several weeks after the purchase. Our credit card processing agreements contain provisions which may require a cash reserve with the processor under certain circumstances. Although we have not been asked to provide any reserves nor have been subject to any holdbacks, it is possible that our credit card processors could request these in the future.  If circumstances were to occur that would require us to deposit a material reserve with one or more of our major processors, the negative impact on our liquidity could be significant, which could affect our business.

Item 6.    Exhibits.

Exhibits: See accompanying Exhibit Index included after the signature page of this report for a list of the exhibits filed or furnished with this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)
Date: April 25, 2008	By:	/s/ EDWARD BARNES
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Exhibit
10.1		Employment Agreement, dated February 11, 2008, between JetBlue Airways Corporation and David Barger.
10.2		Employment Agreement, dated February 11, 2008, between JetBlue Airways Corporation and Russell Chew.
10	.3*	Amendment No. 31 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated January 21, 2008.
12.1		Computation of Ratio of Earnings to Fixed Charges.
31.1		13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.
31.2		13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.
32		Certification Pursuant to Section 1350, furnished herewith.

*	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the SEC.