Form 10-K/A
period 2007-12-31
JETBLUE AIRWAYS CORP
filed 2008-05-29
CIK 1158463

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

JETBLUE AIRWAYS CORPORATION

FORM 10-K/A

Explanatory Note

JetBlue Airways Corporation is filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2007 to correct certain items on the Exhibit Index thereto.

This Amendment No. 1 to our Annual Report on Form 10-K does not otherwise amend our original 2007 Annual Report on Form 10-K that was filed on February 21, 2008.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.	Exhibits: See accompanying Exhibit Index included after the signature page of this report for a list of the exhibits filed or furnished with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)
Date: May 27, 2008	By: /s/ EDWARD BARNES
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment no. 1 to this report has been signed below by the following persons on the 15th of May 2008 on behalf of the registrant and in the capacities indicated (and, as indicated with an asterisk, representing at least a majority of the members of the Board of Directors).

Signature	Capacity

/s/ DAVID BARGER	Chief Executive Officer and Director* (Principal Executive Officer)

David Barger

/s/ EDWARD BARNES	Executive Vice President Finance and Chief Financial Officer (Principal Financial Officer)

Edward Barnes

/s/ DAVID CHECKETTS	Director*

David Checketts

/s/ ROBERT CLANIN	Director*

Robert Clanin

/s/ VIRGINIA GAMBALE	Director*

Virginia Gambale

/s/ JOEL PETERSON	Director*

Joel Peterson

/s/ ANN RHOADES	Director*

Ann Rhoades

Exhibit Index

2.1	Membership Interest Purchase Agreement among Harris Corporation and Thales Avionics In-Flight Systems, LLC and In-Flight Liquidating, LLC and Glenn S. Latta and Jeffrey A. Frisco and Andreas de Greef and JetBlue Airways Corporation, dated as of September 9, 2002 relating to the interests in LiveTV, LLC—incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated September 27, 2002.
3.1	Amended and Restated Certificate of Incorporation of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
3.2	Amended and Restated Certificate of Incorporation of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated July 10, 2003.
3.3(a)	Amended and Restated Bylaws of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
3.3(b)	Second Amended and Restated Bylaws of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K dated June 28, 2007.
3.3(c)	Third Amended and Restated Bylaws of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K dated December 13, 2007.
3.3(d)	Fourth Amended and Restated Bylaws of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.5 to our Current Report on Form 8-K dated February 7, 2008.
3.4	Certificate of Designation of Series A Participating Preferred Stock dated April 1, 2002—incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated July 10, 2003.
4.1	Specimen Stock Certificate—incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
4.2	Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
4.2(a)	Amendment No. 1, dated as of June 30, 2003, to Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3, filed on July 3, 2003, as amended on July 10, 2003 (File No. 333-106781).
4.2(b)	Amendment No. 2, dated as of October 6, 2003, to Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3, filed on October 7, 2003 (File No. 333-109546).
4.2(c)	Amendment No. 3, dated as of October 4, 2004, to Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K/A dated October 4, 2004.

4.2(d)	Amendment No. 4, dated as of June 22, 2006, to Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.19 to our Registration Statement on Form S-3 ARS, filed on June 30, 2006 (File No. 333-135545).
4.3	Registration Rights Agreement, dated as of July 15, 2003, among the Company and Morgan Stanley & Co. Incorporated, Raymond James & Associates, Inc. and Blaylock & Partners, L.P.—incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.
4.4	Summary of Rights to Purchase Series A Participating Preferred Stock—incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
4.5	Stockholder Rights Agreement—incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.
4.6	Indenture, dated as of July 15, 2003, between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee, relating to the Company’s 3½% Convertible Notes due 2033—incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.
4.7	Form of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Certificate Series 2004-1G-1-O—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 24, 2004.
4.7(a)	Form of Three-Month LIBOR plus 0.420% JetBlue Airways Pass Through Certificate Series 2004-1G-2-O—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated March 24, 2004.
4.7(b)	Form of Three-Month LIBOR plus 4.250% JetBlue Airways Pass Through Certificate Series 2004-1C-O—incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated March 24, 2004.
4.7(c)	Pass Through Trust Agreement, dated as of March 24, 2004, between JetBlue Airways Corporation and Wilmington Trust Company, as Pass Through Trustee, made with respect to the formation of JetBlue Airways Pass Through Trust, Series 2004-1G-1-O and the issuance of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Trust, Series 2004-1G-1-O, Pass Through Certificates—incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated March 24, 2004(1).
4.7(d)	Revolving Credit Agreement (2004-1G-1), dated as of March 24, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-1G-1 Pass Through Trust, as Borrower, and Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated March 24, 2004.
4.7(e)	Revolving Credit Agreement (2004-1G-2), dated as of March 24, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-1G-2 Pass Through Trust, as Borrower, and Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated March 24, 2004.

4.7(f)	Revolving Credit Agreement (2004-1C), dated as of March 24, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-1C Pass Through Trust, as Borrower, and Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated March 24, 2004.
4.7(g)	Deposit Agreement (Class G-1), dated as of March 24, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated March 24, 2004.
4.7(h)	Deposit Agreement (Class G-2), dated as of March 24, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K dated March 24, 2004.
4.7(i)	Deposit Agreement (Class C), dated as of March 24, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K dated March 24, 2004.
4.7(j)	Escrow and Paying Agent Agreement (Class G-1), dated as of March 24, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Credit Lyonnais Securities (USA) Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-1G-1-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated March 24, 2004.
4.7(k)	Escrow and Paying Agent Agreement (Class G-2), dated as of March 24, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Credit Lyonnais Securities (USA) Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-1G-2-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated March 24, 2004.
4.7(l)	Escrow and Paying Agent Agreement (Class C), dated as of March 24, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Credit Lyonnais Securities (USA) Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-1C-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.13 to our Current Report on Form 8-K dated March 24, 2004.
4.7(m)	ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1G-1-O—incorporated by reference to Exhibit 4.14 to our Current Report on Form 8-K dated March 24, 2004(2).

4.7(n)	Schedule to the ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1G-1-O—incorporated by reference to Exhibit 4.15 to our Current Report on Form 8-K dated March 24, 2004.
4.7(o)	Schedule to the ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services, Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1G-2-O—incorporated by reference to Exhibit 4.16 to our Current Report on Form 8-K dated March 24, 2004.
4.7(p)	Schedule to the ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services, Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1C-O—incorporated by reference to Exhibit 4.17 to our Current Report on Form 8-K dated March 24, 2004.
4.7(q)	Class G-1 Above Cap Liquidity Facility Confirmation, dated March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.18 to our Current Report on Form 8-K dated March 24, 2004.
4.7(r)	Class G-2 Above Cap Liquidity Facility Confirmation, dated March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.19 to our Current Report on Form 8-K dated March 24, 2004.
4.7(s)	Class C Above Cap Liquidity Facility Confirmation, dated March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.20 to our Current Report on Form 8-K dated March 24, 2004.
4.7(t)	Guarantee, dated March 24, 2004, of Morgan Stanley Capital Services Inc. with respect to the Class G-1 Above Cap Liquidity Facility—incorporated by reference to Exhibit 4.21 to our Current Report on Form 8-K dated March 24, 2004.
4.7(u)	Guarantee, dated March 24, 2004, of Morgan Stanley Capital Services Inc. with respect to the Class G-2 Above Cap Liquidity Facility—incorporated by reference to Exhibit 4.22 to our Current Report on Form 8-K dated March 24, 2004.
4.7(v)	Guarantee, dated March 24, 2004, of Morgan Stanley Capital Services Inc. with respect to the Class C Above Cap Liquidity Facility—incorporated by reference to Exhibit 4.23 to our Current Report on Form 8-K dated March 24, 2004.
4.7(w)	Insurance and Indemnity Agreement, dated as of March 24, 2004, among MBIA Insurance Corporation, as Policy Provider, JetBlue Airways Corporation and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.24 to our Current Report on Form 8-K dated March 24, 2004.
4.7(x)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated March 24, 2004, bearing Policy Number 43567(1) issued to Wilmington Trust Company, as Subordination Agent for the Class G-1 Certificates—incorporated by reference to Exhibit 4.25 to our Current Report on Form 8-K dated March 24, 2004.

4.7(y)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated March 24, 2004, bearing Policy Number 43567(2) issued to Wilmington Trust Company, as Subordination Agent for the Class G-2 Certificates—incorporated by reference to Exhibit 4.26 to our Current Report on Form 8-K dated March 24, 2004.
4.7(z)	Intercreditor Agreement, dated as of March 24, 2004, among Wilmington Trust Company, as Pass Through Trustee, Landesbank Hessen- Thüringen Girozentrale, as Primary Liquidity Provider, Morgan Stanley Capital Services, Inc., as Above-Cap Liquidity Provider, MBIA Insurance Corporation, as Policy Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.27 to our Current Report on Form 8-K dated March 24, 2004.
4.7(aa)	Note Purchase Agreement, dated as of March 24, 2004, among JetBlue Airways Corporation, Wilmington Trust Company, in its separate capacities as Pass Through Trustee, as Subordination Agent, as Escrow Agent and as Paying Agent—incorporated by reference to Exhibit 4.28 to our Current Report on Form 8-K dated March 24, 2004.
4.7(ab)	Form of Trust Indenture and Mortgage between JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, as Mortgagee—incorporated by reference to Exhibit 4.29 to our Current Report on Form 8-K dated March 24, 2004.
4.7(ac)	Form of Participation Agreement among JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, in its separate capacities as Mortgagee, as Pass Through Trustee and as Subordination Agent—incorporated by reference to Exhibit 4.30 to our Current Report on Form 8-K dated March 24, 2004.
4.8	Form of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Certificate Series 2004-2G-1-O, with attached form of Escrow Receipt—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 9, 2004.
4.8(a)	Form of Three-Month LIBOR plus 0.450% JetBlue Airways Pass Through Certificate Series 2004-2G-2-O, with attached form of Escrow Receipt—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated November 9, 2004.
4.8(b)	Form of Three-Month LIBOR plus 3.100% JetBlue Airways Pass Through Certificate Series 2004-2C-O, with attached form of Escrow Receipt—incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated November 9, 2004.
4.8(c)	Pass Through Trust Agreement, dated as of November 15, 2004, between JetBlue Airways Corporation and Wilmington Trust Company, as Pass Through Trustee, made with respect to the formation of JetBlue Airways Pass Through Trust, Series 2004-2G-1-O and the issuance of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Trust, Series 2004-2G-1-O, Pass Through Certificates—incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated November 9, 2004(3).
4.8(d)	Revolving Credit Agreement (2004-2G-1), dated as of November 15, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-2G-1 Pass Through Trust, as Borrower, and Landesbank Baden-Württemberg, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated November 9, 2004.
4.8(e)	Revolving Credit Agreement (2004-2G-2), dated as of November 15, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-2G-2 Pass Through Trust, as Borrower, and Landesbank Baden-Württemberg, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated November 9, 2004.

4.8(f)	Revolving Credit Agreement (2004-2C), dated as of November 15, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-2C Pass Through Trust, as Borrower, and Landesbank Baden-Württemberg, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated November 9, 2004.
4.8(g)	Deposit Agreement (Class G-1), dated as of November 15, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated November 9, 2004.
4.8(h)	Deposit Agreement (Class G-2), dated as of November 15, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K dated November 9, 2004.
4.8(i)	Deposit Agreement (Class C), dated as of November 15, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K dated November 9, 2004.
4.8(j)	Escrow and Paying Agent Agreement (Class G-1), dated as of November 15, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and J.P. Morgan Securities, Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-2G-2-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated November 9, 2004.
4.8(k)	Escrow and Paying Agent Agreement (Class G-2), dated as of November 15, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and J.P. Morgan Securities, Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-2G-2-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated November 9, 2004.
4.8(l)	Escrow and Paying Agent Agreement (Class C), dated as of November 15, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and J.P. Morgan Securities, Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-2C-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.13 to our Current Report on Form 8-K dated November 9, 2004.
4.8(m)	ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2G-1-O—incorporated by reference to Exhibit 4.14 to our Current Report on Form 8-K dated November 9, 2004(4).

4.8(n)	Schedule to the ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2G-1-O—incorporated by reference to Exhibit 4.15 to our Current Report on Form 8-K dated November 9, 2004.
4.8(o)	Schedule to the ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2G-2-O—incorporated by reference to Exhibit 4.16 to our Current Report on Form 8-K dated November 9, 2004.
4.8(p)	Schedule to the ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2C-O—incorporated by reference to Exhibit 4.17 to our Current Report on Form 8-K dated November 9, 2004.
4.8(q)	Class G-1 Above Cap Liquidity Facility Confirmation, dated November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.18 to our Current Report on Form 8-K dated November 9, 2004.
4.8(r)	Class G-2 Above Cap Liquidity Facility Confirmation, dated November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.19 to our Current Report on Form 8-K dated November 9, 2004.
4.8(s)	Class C Above Cap Liquidity Facility Confirmation, dated November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.20 to our Current Report on Form 8-K dated November 9, 2004.
4.8(t)	Insurance and Indemnity Agreement, dated as of November 15, 2004, among MBIA Insurance Corporation, as Policy Provider, JetBlue Airways Corporation and Wilmington Trust Company, as Subordination Agent and Trustee—incorporated by reference to Exhibit 4.21 to our Current Report on Form 8-K dated November 9, 2004.
4.8(u)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated November 15, 2004, bearing Policy Number 45243 issued to Wilmington Trust Company, as Subordination Agent for the Class G-1 Certificates—incorporated by reference to Exhibit 4.22 to our Current Report on Form 8-K dated November 9, 2004.
4.8(v)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated November 15, 2004, bearing Policy Number 45256 issued to Wilmington Trust Company, as Subordination Agent for the Class G-2 Certificates—incorporated by reference to Exhibit 4.23 to our Current Report on Form 8-K dated November 9, 2004.
4.8(w)	Intercreditor Agreement, dated as of November 15, 2004, among Wilmington Trust Company, as Pass Through Trustee, Landesbank Baden-Württemberg, as Primary Liquidity Provider, Citibank, N.A., as Above-Cap Liquidity Provider, MBIA Insurance Corporation, as Policy Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.24 to our Current Report on Form 8-K dated November 9, 2004.

4.8(x)	Note Purchase Agreement, dated as of November 15, 2004, among JetBlue Airways Corporation, Wilmington Trust Company, in its separate capacities as Pass Through Trustee, as Subordination Agent, as Escrow Agent and as Paying Agent—incorporated by reference to Exhibit 4.25 to our Current Report on Form 8-K dated November 9, 2004.
4.8(y)	Form of Trust Indenture and Mortgage between JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, as Mortgagee—incorporated by reference to Exhibit 4.26 to our Current Report on Form 8-K dated November 9, 2004.
4.8(z)	Form of Participation Agreement among JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, in its separate capacities as Mortgagee, as Pass Through Trustee and as Subordination Agent—incorporated by reference to Exhibit 4.27 to our Current Report on Form 8-K dated November 9, 2004.
4.9	Indenture, dated as of March 16, 2005, between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee, relating to the Company’s debt securities—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 10, 2005.
4.9(a)	First Supplemental Indenture to the Indenture filed as Exhibit 4.9 to this report, dated as of March 16, 2005, between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee, relating to the Company’s 3¾% Convertible Debentures due 2035—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated March 10, 2004.
4.10	Pass Through Trust Agreement, dated as of November 14, 2006, between JetBlue Airways Corporation and Wilmington Trust Company, as Pass Through Trustee, made with respect to the formation of JetBlue Airways (Spare Parts) G-1 Pass Through Trust, and the issuance of Three-Month LIBOR plus 0.230% JetBlue Airways (Spare Parts) G-1 Pass Through Certificate—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 14, 2006.
4.10(a)	Pass Through Trust Agreement, dated as of November 14, 2006, between JetBlue Airways Corporation and Wilmington Trust Company, as Pass Through Trustee, made with respect to the formation of JetBlue Airways (Spare Parts) B-1 Pass Through Trust, and the issuance of Three-Month LIBOR plus 2.875% JetBlue Airways (Spare Parts) B-1 Pass Through Certificate—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated November 14, 2006.
4.10(b)	Revolving Credit Agreement, dated as of November 14, 2006, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways (Spare Parts) G-1 Pass Through Trust, as Borrower, and Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated November 14, 2006.
4.10(c)	ISDA Master Agreement, dated as of November 14, 2006, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways (Spare Parts) G-1 Pass Through Trust—incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated November 14, 2006.
4.10(d)	Schedule to the ISDA Master Agreement, dated as of November 14, 2006, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways (Spare parts) G-1 Pass Through Trust—incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated November 14, 2006.

4.10(e)	Class G-1 Above Cap Liquidity Facility Confirmation, dated November 14, 2006, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated November 14, 2006.
4.10(f)	Insurance and Indemnity Agreement, dated as of November 14, 2006, among MBIA Insurance Corporation, as Policy Provider, JetBlue Airways Corporation and Wilmington Trust Company, as Subordination Agent and Trustee—incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated November 14, 2006.
4.10(g)	Guarantee, dated as of November 14, 2006, by Morgan Stanley, relating to the Above-Cap Liquidity Facility—incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated November 14, 2006.
4.10(h)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated November 14, 2006, bearing Policy Number 487110 issued to Wilmington Trust Company, as Subordination Agent for the Class G-1 Certificates—incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K dated November 14, 2006.
4.10(i)	Intercreditor Agreement, dated as of November 14, 2006, among Wilmington Trust Company, as Pass Through Trustee, Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider, Morgan Stanley Capital Services, Inc., as Above-Cap Liquidity Provider, MBIA Insurance Corporation, as Policy Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K dated November 14, 2006.
4.10(j)	Note Purchase Agreement, dated as of November 14, 2006, among JetBlue Airways Corporation, Wilmington Trust Company, in its separate capacities as Pass Through Trustee, as Subordination Agent and as Mortgagee—incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated November 14, 2006.
4.10(k)	Trust Indenture and Mortgage, dated November 14, 2006, between JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, as Mortgagee—incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated November 14, 2006.
4.10(l)	Collateral Maintenance Agreement, dated as of November 14, 2006, among, JetBlue Airways Corporation, MBIA Insurance Corporation, as Initial Policy Provider, Wilmington Trust Company, as Mortgagee, and Additional Policy Provider(s), if any, which may from time to time hereafter become parties—incorporated by reference to Exhibit 4.13 to our Current Report on Form 8-K dated November 14, 2006.
4.10(m)	Reference Agency Agreement, dated November 14, 2006, among JetBlue Airways Corporation, Wilmington Trust Company as Subordination Agent and Mortgagee and Reference Agent—incorporated by reference to Exhibit 4.14 to our Current Report on Form 8-K dated November 14, 2006.
4.10(n)	Form of JetBlue Airways (Spare Parts) G-1 Pass Through Certificate (included in Exhibit 4.10)—incorporated by reference to Exhibit 4.15 to our Current Report on Form 8-K dated November 14, 2006.
4.10(o)	Form of JetBlue Airways (Spare Parts) B-1 Pass Through Certificate (included in Exhibit 4.10(a))—incorporated by reference to Exhibit 4.16 to our Current Report on Form 8-K dated November 14, 2006.
4.10(p)	Form of JetBlue Airways (Spare Parts) G-1 Equipment Note—incorporated by reference to Exhibit 4.17 to our Current Report on Form 8-K dated November 14, 2006.
4.10(q)	Form of JetBlue Airways (Spare Parts) B-1 Equipment Note—incorporated by reference to Exhibit 4.18 to our Current Report on Form 8-K dated November 14, 2006.

4.11	Stock Purchase Agreement, dated as of December 13, 2007, between JetBlue Airways Corporation and Deutsche Lufthansa AG—incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated December 13, 2007.
10.1**	Airbus A320 Purchase Agreement, dated as of April 20, 1999, between AVSA, S.A.R.L. and JetBlue Airways Corporation, including Amendments No. 1 through No. 11 and Letter Agreements No. 1 through No. 10—incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.1(a)**	Amendment No. 12 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated April 19, 2002—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
10.1(b)**	Amendment No. 13 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated November 22, 2002—incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10.1(c)**	Amendment No. 14 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated December 18, 2002—incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10.1(d)**	Amendment No. 15 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated February 10, 2003—incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10.1(e)**	Amendment No. 16 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated April 23, 2003—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 30, 2003.
10.1(f)**	Amendment No. 17 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated October 1, 2003—incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2003.
10.1(g)**	Amendment No. 18 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated November 12, 2003—incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2003.
10.1(h)**	Amendment No. 19 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated June 4, 2004—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.
10.1(i)**	Amendment No. 20 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated June 7, 2004—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.
10.1(j)**	Amendment No. 21 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated November 19, 2004—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 19, 2004.

10.1(k)**	Amendment No. 22 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated February 17, 2005—incorporated by reference to Exhibit 10.22(b) to our Annual Report on Form 10-K for the year ended December 31, 2006.
10.1(l)**	Amendment No. 23 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated March 31, 2005—incorporated by reference to Exhibit 10.22(b) to our Annual Report on Form 10-K for the year ended December 31, 2006.
10.1(m)**	Amendment No. 24 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated July 21, 2005—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.
10.1(n)**	Amendment No. 25 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated November 23, 2005—incorporated by reference to Exhibit 10.1(n) to our Annual Report on Form 10-K for the year ended December 31, 2005.
10.1(o)**	Amendment No. 26 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated February 27, 2006—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
10.1(p)**	Amendment No. 27 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated April 25, 2006—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
10.1(q)**	Amendment No. 28 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated July 6, 2006—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006.
10.1(r)**	Amendment No. 29 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated December 1, 2006—incorporated by reference to Exhibit 10.22(b) to our Annual Report on Form 10-K for the year ended December 31, 2006.
10.1(s)**	Amendment No. 30 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated March 26, 2007—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.
10.2**	Letter Agreement, dated April 23, 2003, between AVSA, S.A.R.L. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated June 30, 2003.
10.3**	V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, including Side Letters No. 1 through No. 3 and No. 5 through No. 9—incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.3(a)**	Side Letter No. 10 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated April 25, 2002—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

10.3(b)**	Side Letter No. 11 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated February 10, 2003—incorporated by reference to Exhibit 10.8 from our Annual Report on Form 10-K for the year ended December 31, 2002.
10.3(c)**	Side Letter No. 12 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated March 24, 2003—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.
10.3(d)**	Side Letter No. 13 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated April 23, 2003—incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated June 30, 2003.
10.3(e)**	Side Letter No. 14 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated October 3, 2003—incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2003.
10.3(f)**	Side Letter No. 15 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated November 10, 2003—incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2003.
10.3(g)**	Side Letter No. 16 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated February 20, 2004—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.
10.3(h)**	Side Letter No. 17 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated June 11, 2004—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.
10.3(i)**	Side Letter No. 18 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated November 19, 2004—incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 19, 2004.
10.3(j)**	Side Letter No. 19 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated July 21, 2005—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.
10.3(k)**	Side Letter No. 20 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated July 6, 2006—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
10.3(l)**	Side Letter No. 21 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated January 30, 2007—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.
10.3(m)**	Side Letter No. 22 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated March 27, 2007—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.

10.3(n)†	Side Letter No. 23 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated December 18, 2007.
10.4**	Amendment and Restated Agreement between JetBlue Airways Corporation and LiveTV, LLC, dated as of December 17, 2001, including Amendments No. 1, No. 2 and 3—incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.5**	GDL Patent License Agreement between Harris Corporation and LiveTV, LLC, dated as of September 2, 2002—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for quarterly period ended September 30, 2002.
10.6*	Employment Agreement, dated November 23, 1998, between JetBlue Airways Corporation and David Neeleman—incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.6(a)*	First Amendment to Employment Agreement, dated July 21, 2004, between JetBlue Airways Corporation and David Neeleman—incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.
10.7*	Employment Agreement, dated October 14, 1998, between JetBlue Airways Corporation and David Barger—incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.7(a)*	First Amendment to Employment Agreement, dated July 21, 2004, between JetBlue Airways Corporation and David Barger—incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.
10.8*	Agreement between Tim Claydon and JetBlue Airways Corporation, dated January 16, 2007.
10.9*	Agreement between Tom Anderson and JetBlue Airways Corporation, dated January 17, 2007.
10.10*	Agreement between John Owen and JetBlue Airways Corporation, dated March 6, 2007.
10.11*	1999 Stock Option/Stock Issuance Plan—incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.12*	Amended and Restated Crewmember Stock Purchase Plan, dated April 2, 2007—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007.
10.13*	2002 Crewmember Stock Purchase Plan—incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.14*	Amended and Restated JetBlue Airways Corporation 401(k) Retirement Plan, dated March 31, 2005—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.
10.14(a)*	Amendment to JetBlue Airways Corporation 401(k) Retirement Plan, dated November 21, 2006—incorporated by reference to Exhibit 10.18(a) to our Annual Report on Form 10-K for the year ended December 31, 2006.
10.15	Form of Director/Officer Indemnification Agreement—incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1, as amended (File No. 333-82576) and referenced as Exhibit 10.19 in our Current Report on Form 8-K dated February 12, 2008.

10.16	Form of Letter Agreement between JetBlue Airways Corporation, the Weston Presidio Funds and Quantum Industrial Partners LDC—incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1, as amended (File No. 333-82576).
10.17**	EMBRAER-190 Purchase Agreement DCT-025/2003, dated June 9, 2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation— incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated June 30, 2003.
10.17(a)**	Amendment No. 1 to Purchase Agreement DCT-025/2003, dated as of July 8, 2005, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.
10.17(b)**	Amendment No. 2 to Purchase Agreement DCT-025/2003, dated as of January 5, 2006, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.22(b) to our Annual Report on Form 10-K for the year ended December 31, 2005.
10.17(c)**	Amendment No. 3 to Purchase Agreement DCT-025/2003, dated as of December 4, 2006, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.21( c) to our Annual Report on Form 10-K for the year ended December 31, 2006.
10.17(d)†	Amendment No. 4 to Purchase Agreement DCT-025/2003, dated as of October 17, 2007, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation.
10.18**	Letter Agreement DCT-026/2003, dated June 9, 2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated June 30, 2003.
10.18(a)**	Amendment No. 1, dated as of July 8, 2005, to Letter Agreement DCT-026/2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.
10.18(b)**	Amendment No. 2, dated as of January 5, 2006, to Letter Agreement DCT-026/2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.22(b) to our Annual Report on Form 10-K for the year ended December 31, 2006.
10.18(c)**	Amendment No. 3, dated as of December 4, 2006, to Letter Agreement DCT-026/2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.22( c) to our Annual Report on Form 10-K for the year ended December 31, 2006.
10.18(d)†	Amendment No. 4, dated as of October 17, 2007, to Letter Agreement DCT-026/2003, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation.
10.19	Agreement of Lease (Port Authority Lease No. AYD-265), dated as of November 1, 2002, between The Port Authority of New York and New Jersey and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 24, 2004.

10.20	Agreement of Lease (Port Authority Lease No. AYD-350), dated November 22, 2005, between The Port Authority of New York and New Jersey and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 2005.
10.21	Amended and Restated 2002 Stock Incentive Plan, dated November 7, 2007, and form of award agreement.
11	JetBlue Airways Corporation Executive Change in Control Severance Plan, dated as of June 28, 2007—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated June 28, 2007.
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	List of Subsidiaries.
23	Consent of Ernst & Young LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.
32	Section 1350 Certifications.***
99.2	Letter of Approval from the City of Long Beach Department of Public Works, dated May 22, 2001, approving City Council Resolution C-27843 regarding Flight Slot Allocation at Long Beach Municipal Airport—incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

*	Compensatory plans in which the directors and executive officers of JetBlue participate. The agreements filed as Exhibits 10.8, 10.9 and 10.10 were previously listed as having been filed as exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, but were inadvertently omitted from such prior filing.
**	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with and approved by the Commission.
***	Filed with our original 2007 Annual Report on Form 10-K, on February 21, 2008.
†	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the Commission.
(1)	Documents substantially identical in all material respects to the document filed as Exhibit 4.4 to our Current Report on Form 8-K dated March 24, 2004 (which exhibit relates to formation of JetBlue Airways Pass Through Trust, Series 2004-1G-1-O and the issuance of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Trust, Series 2004-1G-1-O, Pass Through Certificates) have been entered into with respect to formation of each of JetBlue Airways Pass Through Trusts, Series 2004-1G-2-O and Series 2004-1C-O and the issuance of each of Three-Month LIBOR plus 0.420% JetBlue Airways Pass Through Trust, Series 2004-1G-2-O and Three-Month LIBOR plus 4.250% JetBlue Airways Pass Through Trust, Series 2004-1C-O. Pursuant to Instruction 2 of Item 601 of Regulation S-K, Exhibit 99.1, incorporated by reference to our Current Report on Form 8-K dated March 24, 2004, sets forth the terms by which such substantially identical documents differ from Exhibit 4.7(c).
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