Form 10-Q
period 2008-06-30
JETBLUE AIRWAYS CORP
filed 2008-07-25
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 000-49728

JETBLUE AIRWAYS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	87-0617894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

118-29 Queens Boulevard, Forest Hills, New York	11375
(Address of principal executive offices)	(Zip Code)

(718) 286-7900
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☑          Accelerated filer  ☐
Non-accelerated filer   ☐          Smaller reporting company  ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2008, there were 270,660,656 shares of the registrant’s common stock, par value $.01, outstanding.

JetBlue Airways Corporation

FORM 10-Q

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30,	December 31,
	2008	2007
	(unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$846	$190
Investment securities and derivative assets	118	644
Receivables, less allowance	132	92
Restricted cash	10	—
Prepaid expenses and other	226	190

Total current assets	1,332	1,116
PROPERTY AND EQUIPMENT
Flight equipment	3,762	3,547
Predelivery deposits for flight equipment	221	238

	3,983	3,785
Less accumulated depreciation	367	336

	3,616	3,449
Other property and equipment	503	475
Less accumulated depreciation	149	130

	354	345

Total property and equipment	3,970	3,794
OTHER ASSETS
Assets constructed for others	547	452
Investment securities	279	—
Restricted cash and securities	129	53
Other	211	183

Total other assets	1,166	688

TOTAL ASSETS	$6,468	$5,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$118	$140
Air traffic liability	561	426
Accrued salaries, wages and benefits	88	110
Other accrued liabilities	194	120
Short-term borrowings	30	43
Current maturities of long-term debt and capital leases	369	417

Total current liabilities	1,360	1,256
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	2,936	2,588
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	183	192
Construction obligation	528	438
Other	83	88

	794	718
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 500,000,000 shares authorized, 270,660,656 and 181,593,440 shares issued and outstanding in 2008 and 2007, respectively	3	2
Additional paid-in capital	1,165	853
Retained earnings	148	162
Accumulated other comprehensive income	62	19

Total stockholders’ equity	1,378	1,036

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,468	$5,598

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

OPERATING REVENUES
Passenger	$779	$683	$1,527	$1,247
Other	80	47	148	91

Total operating revenues	859	730	1,675	1,338
OPERATING EXPENSES
Aircraft fuel	370	226	678	416
Salaries, wages and benefits	168	158	346	322
Landing fees and other rents	49	47	100	92
Depreciation and amortization	46	43	91	85
Aircraft rent	32	30	64	60
Sales and marketing	42	31	80	60
Maintenance materials and repairs	32	27	65	53
Other operating expenses	99	95	213	190

Total operating expenses	838	657	1,637	1,278

OPERATING INCOME (LOSS)	21	73	38	60
OTHER INCOME (EXPENSE)
Interest expense	(53)	(56)	(109)	(108)
Capitalized interest	14	11	28	19
Interest income and other	8	15	20	27

Total other income (expense)	(31)	(30)	(61)	(62)

INCOME (LOSS) BEFORE INCOME TAXES	(10)	43	(23)	(2)
Income tax expense (benefit)	(3)	22	(8)	(1)

NET INCOME (LOSS)	$(7)	$21	$(15)	$(1)

INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.03)	$0.12	$(0.07)	$—

Diluted	$(0.03)	$0.11	$(0.07)	$—

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15)	$(1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(8)	(1)
Depreciation	84	77
Amortization	10	10
Stock-based compensation	6	8
Changes in certain operating assets and liabilities	48	124
Other, net	(20)	2

Net cash provided by operating activities	105	219
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(376)	(392)
Predelivery deposits for flight equipment	(42)	(59)
Proceeds from the sale of flight equipment	133	—
Assets constructed for others	(74)	(131)
Proceeds from maturities of held-to-maturity investments	—	7
Purchase of available-for-sale securities	(69)	(269)
Sale of available-for-sale securities	388	399
Other, net	(59)	4

Net cash provided by investing activities	(99)	(441)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	316	16
Issuance of long-term debt	476	261
Aircraft sale and leaseback transactions	26	104
Short-term borrowings	17	21
Construction obligation	73	130
Repayment of long-term debt and capital lease obligations	(210)	(79)
Repayment of short-term borrowings	(30)	(38)
Other, net	(18)	(5)

Net cash provided by financing activities	650	410

INCREASE IN CASH AND CASH EQUIVALENTS	656	188
Cash and cash equivalents at beginning of period	190	10

Cash and cash equivalents at end of period	$846	$198

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 1 —	Summary of Significant Accounting Policies

Basis of Presentation:  Our condensed consolidated financial statements include the accounts of JetBlue Airways Corporation and our subsidiaries, collectively “we” or the “Company”, with all intercompany transactions and balances having been eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with our 2007 audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, or our 2007 Form 10-K.

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2008 (in millions).

	Level 1	Level 2	Level 3	Total

Assets
Cash and cash equivalents	$841	$—	$—	$841
Restricted cash	102	—	—	102
Auction rate securities	—	—	307	307
Aircraft fuel derivatives	—	116	—	116
Interest rate swaps	—	—	2	2

	$943	$116	$309	$1,368

Cash and cash equivalents/restricted cash:  Our cash and cash equivalents, along with our current restricted cash balances, include money market securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as level 1 within our fair value hierarchy.

Auction rate securities:  At June 30, 2008, the fair values of our auction rate securities, or ARSs, all of which are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government), were estimated through discounted cash flow models. Since these inputs were not observable, they are classified as level 3 inputs. At December 31, 2007, these securities were valued based on the markets in which they were trading (level 1 inputs). However, beginning in February 2008, the auctions for all of the ARSs then held by us began failing, resulting in our continuing to hold them beyond their typical auction reset dates and causing a change in the level of inputs used to determine their fair values. For the six months ended June 30, 2008, we recorded an unrecognized temporary loss on our ARSs of $14 million, which is reflected in other comprehensive income in our condensed consolidated balance sheets. Our valuation models assume an average maturity of our ARSs in excess of one year; therefore, we have classified these securities as long term on our June 30, 2008 condensed consolidated balance sheets.

Aircraft fuel derivatives:  Our heating oil swaps and heating oil collars are not traded on public exchanges. Their fair values are determined based on inputs that are readily available from public markets; therefore, they are classified as level 2 inputs. We account for all of our aircraft fuel derivatives as cash flow hedges in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. The effective portion of realized aircraft fuel hedging derivative gains/(losses) is recognized in fuel expense, while ineffective gains/(losses) are recognized in interest income and other.

Interest rate swaps:  In February 2008, we entered into interest rate swaps, which qualify as cash flow hedges in accordance with SFAS 133. The fair values of our interest rate swaps were initially based on inputs received from the counterparty. These values were corroborated by adjusting the active swap indications in quoted markets for similar terms (6 — 8 years) for the specific terms within our swap agreements. There was no ineffectiveness relating to these interest rate swaps for the three or six months ended June 30, 2008, with all of the unrealized losses being deferred in accumulated other comprehensive income.

See Note 9 for more information regarding our hedging instruments.

The following tables reflects the activity for the major classes of our assets and liabilities measured at fair value using level 3 inputs (in millions) for the three and six months ended June 30, 2008:

	Auction Rate	Interest Rate
	Securities	Swaps	Total

Balance as of March 31, 2008	$313	$(3)	$310
Transfers in	—	—	—
Unrealized gains/(losses), net	(3)	5	2
Purchases, issuances and settlements, net	(3)	—	(3)

Balance as of June 30, 2008	$307	$2	$309

Balance as of December 31, 2007	$—	$—	$—
Transfers in	255	—	255
Unrealized gains/(losses), net	(14)	2	(12)
Purchases, issuances and settlements, net	66	—	66

Balance as of June 30, 2008	$307	$2	$309

New Accounting Pronouncements:  In March 2008, the Financial Accounting Standards Board, or FASB, affirmed the consensus of FSP APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which applies to all convertible debt instruments that have a “net settlement feature”, which means instruments that by their terms may be settled either wholly or partially in cash upon conversion. FSP APB 14-a requires issuer’s of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate.

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

During the six months ended June 30, 2008, the Company granted approximately 1.6 million restricted stock units under our Amended and Restated 2002 Stock Incentive Plan, at a weighted average grant date fair value of $6.16 per share. At June 30, 2008, 1.7 million restricted stock units were unvested with a weighted average grant date fair value of $6.28 per share.

Note 3 —	Long-term Debt and Capital Lease Obligations

On June 4, 2008, we completed a public offering of $100.6 million aggregate principal amount of 5.5% Series A convertible debentures due 2038, or the Series A Debentures, and $100.6 million aggregate principal amount of 5.5% Series B convertible debentures due 2038, or the Series B Debentures, and collectively with the Series A Debentures, the Debentures. The Debentures are general senior obligations secured in part by an escrow account for each series. We have deposited approximately $32 million of the net proceeds from the offering, representing the first six scheduled semi-annual interest payments on the Debentures, into escrow accounts for the exclusive benefit of the holders of each series of Debentures, which are reflected as restricted cash on our condensed consolidated balance sheets. The net proceeds were approximately $165 million after deducting underwriting fees and other transaction related expenses as well as the $32 million escrow deposit. Interest on the Debentures is payable semi-annually on April 15 and October 15. The first interest payment on the Debentures is due October 15, 2008.

Holders of the Series A Debentures may convert them into shares of our common stock at any time at a conversion rate of 220.6288 shares per $1,000 principal amount of Series A Debentures. Holders of the Series B Debentures may convert them into shares of our common stock at any time at a conversion rate of 225.2252 shares per $1,000 principal amount of Series B Debentures. The conversion rates are subject to adjustment should we declare common stock dividends or effect any common stock splits or similar transactions. If the holders convert the Debentures in connection with a fundamental corporate change that occurs prior to October 15, 2013 for the Series A Debentures or October 15, 2015 for the Series B Debentures, the applicable conversion rate may be increased depending upon our then current common stock price. The maximum number of shares into which all Debentures are convertible, including pursuant to this make-whole fundamental change provision, is 54.4 million shares.

We may redeem any of the Debentures for cash at a redemption price of 100% of their principal amount, plus accrued and unpaid interest at any time on or after October 15, 2013 for the Series A Debentures and October 15, 2015 for the Series B Debentures. Holders may require us to repurchase the Debentures for cash at a repurchase price equal to 100% of their principal amount plus accrued and unpaid interest, if any, on October 15, 2013, 2018, 2023, 2028, and 2033 for the Series A Debentures and October 15, 2015, 2020, 2025, 2030, and 2035 for the Series B Debentures; or at any time prior to their maturity upon the occurrence of a certain designated event. Holders who convert their Debentures prior to April 15, 2011 will receive, in addition to the number of shares of our common stock calculated at the applicable conversion rate, a cash payment from the escrow account for Debentures of the series converted equal to the sum of the remaining interest payments that would have been due on or before April 15, 2011 in respect of the converted Debentures.

On June 4, 2008, in conjunction with the public offering of the Debentures described above, we also entered into a share lending agreement with Morgan Stanley Capital Services, Inc., an affiliate of one of the managing underwriters of our offering, or the share borrower, pursuant to which we loaned approximately 44.9 million shares of our common stock. Under the share lending agreement, the share borrower will sell the borrowed shares of JetBlue common stock in a registered public offering and use the short position resulting from the sale of the shares of our common stock to facilitate the establishment of hedge positions by investors in the Debentures offering. The common stock was then sold at a price of $3.70 per share. Under the share lending agreement, the share borrower will be required to return the borrowed shares when the Debentures are no longer outstanding. We did not receive any proceeds from the sale of the borrowed shares by the share borrower, but we did receive a nominal lending fee of $0.01 per share from the share borrower for the use of the borrowed shares.

The net proceeds from our public offering of the Debentures described above were used for the repurchase of substantially all of our $175 million principal amount of 3.5% convertible notes due 2033, issued in July 2003, which became subject to repurchase at the holder’s option on July 15, 2008.

In July 2008, we executed a line of credit which allows for borrowings of up to $110 million through July 20, 2009. Advances under this agreement will bear interest at the Open Federal Funds rate plus 2.30%. This line of credit is secured by a majority of our auction rate securities, with total borrowings available subject to reduction should any of the underlying collateral be sold, or should there be a significant drop in the fair value of the underlying collateral. Advances may be used to fund working capital requirements, capital expenditures or other general corporate purposes, except that they may not be used to purchase any securities or to refinance any debt. We have provided various representations, warranties and other covenants, including a financial covenant to maintain at least $300 million in cash and cash equivalents throughout the term of the agreement.

During the six months ended June 30, 2008, we issued $249 million in fixed rate equipment notes due through 2023 and $45 million in floating rate equipment notes due through 2020, which are secured by six Airbus A320 Aircraft and four EMBRAER 190 aircraft. We also sold four owned Airbus A320 aircraft for $133 million and repaid $86 million in associated debt. We also made $211 million in other scheduled principal payments on our outstanding debt and capital leases. At June 30, 2008, the weighted average interest rate of all of our long-term debt was 5.0% and scheduled maturities were $294 million for the remainder of 2008, $156 million in 2009, $162 million in 2010, $160 million in 2011, $196 million in 2012 and $2.3 billion thereafter. The weighted average interest rate of our outstanding short-term borrowings at June 30, 2008 and December 31, 2007 was 4.7% and 6.7%, respectively.

Note 4 —	Assets Constructed for Others

In November 2005, we executed a lease agreement with the Port Authority of New York and New Jersey, or the PANYNJ, for the construction and operation of a new terminal at New York’s John F. Kennedy International Airport, which the PANYNJ will own. We have evaluated this lease and have concluded that we bear substantially all of the construction period risk. As a result, we are considered the owner of the project for financial reporting purposes only and are required to reflect an asset and liability for in-process construction related to this project on our balance sheets. To date, we have paid $554 million in project costs and have capitalized $53 million in interest, which are reflected as Assets Constructed for Others as well as Other Property and Equipment in the accompanying condensed consolidated balance sheets. Reimbursements from the PANYNJ and financing charges totaled $547 million through June 30, 2008 and are reflected as Construction Obligation in our condensed consolidated balance sheet, net of $19 million in scheduled payments to the PANYNJ.

Note 5 —	Comprehensive Loss

Comprehensive loss includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting, and unrealized losses on our auction-rate securities that are classified as available for sale securities. The differences between net income (loss) and comprehensive income for each of these periods are as follows (dollars are in millions):

	Three Months Ended
	June 30,
	2008	2007

Net Income (Loss)	$(7)	$21
Aircraft Fuel Derivatives
Change in fair value (net of taxes, $47 and $3)	72	4
Reclassification into earnings (net of taxes, $18 and $3)	(27)	(4)
Interest Rate Swap Agreements
Change in fair value (net of taxes, $2 and $0)	3	—
Available for Sale Securities
Unrealized losses (net of taxes, $1 and $0)	(2)	—

Comprehensive Income	$39	$21

	Six Months Ended
	June 30,
	2008	2007

Net Loss	$(15)	$(1)
Aircraft Fuel Derivatives
Change in fair value (net of taxes, $59 and $7)	90	19
Reclassification into earnings (net of taxes, $26 and $0)	(40)	—
Interest Rate Swap Agreements
Change in fair value (net of taxes, $1 and $0)	1	—
Available for Sale Securities
Unrealized losses (net of taxes, $5 and $0)	(8)	—

Comprehensive Income	$28	$18

Note 6 —	Earnings (Loss) Per Share

The following table shows how we computed basic and diluted loss per common share (dollars in millions; share data in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Numerator:
Net income (loss)	$(7)	$21	$(15)	$(1)
Effect of dilutive securities:
Interest on convertible debt, net of profit sharing and income taxes	—	2	—	—

Net income (loss) applicable to common stockholders after assumed conversion for diluted earnings per share	$(7)	$23	$(15)	$(1)

Denominator:
Weighted average shares outstanding for basic earnings (loss) per share	225,283	179,514	219,850	178,862
Effect of dilutive securities:
Employee stock options	—	4,441	—	—
Convertible debt	—	14,620	—	—
Unvested common stock	—	10	—	—

Adjusted weighted average shares outstanding and assumed conversions for diluted earnings (loss) per share	225,283	198,585	219,850	178,862

For the three and six months ended June 30, 2008, a total of approximately 44.9 million shares of our common stock, which were loaned to our share borrower pursuant to the terms of our share lending agreement as described in Note 2 above, are issued and outstanding for corporate law purposes and holders of the borrowed shares have all the rights of a holder of our common stock. However, because the share borrower must return to us all borrowed shares (or identical shares), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings(loss) per share.

For the three and six months ended June 30, 2008, a total of 65.7 million shares issuable upon conversion of our convertible debt were excluded from the diluted loss per share computation since the assumed conversion would be anti-dilutive. For the three and six months ended June 30, 2007, 6.2 million and 20.8 million shares, respectively, were excluded.

We have also excluded 49.4 million shares issuable upon exercise of outstanding stock options for the three and six months ended June 30, 2008 from the diluted earnings (loss) per share computation since they were anti-dilutive. For the three and six months ended June 30, 2007, 24.7 million and 31.3 million shares, respectively, were excluded.

Note 7 —	Employee Retirement Plan

We sponsor a retirement savings 401(k) defined contribution plan and a profit sharing plan, or the Plan. All employees are eligible to participate in the plan. Our contributions expensed for the Plan for the three months ended June 30, 2008 and 2007 were $10 million and $11 million, respectively, and contributions expensed for the Plan for the six months ended June 30, 2008 and 2007 were $22 million and $21 million, respectively.

Note 8 —	Commitments and Contingencies

As of June 30, 2008, including the May 2008 amendment to our Airbus A320 purchase agreement, which deferred delivery of 21 Airbus A320 aircraft originally scheduled for delivery from 2009 through 2011 to 2014 through 2015, our firm aircraft orders consisted of 64 Airbus A320 aircraft, 69 EMBRAER 190 aircraft and 23 spare engines scheduled for delivery through 2015. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $265 million for the remainder of 2008, $415 million in 2009, $445 million in 2010, $555 million in 2011, $895 million in 2012 and $2.52 billion thereafter. In July, 2008, we deferred delivery of 10 EMBRAER 190 aircraft previously scheduled for delivery from 2009 through 2011 to 2016. The impact of our EMBRAER 190 deferral is not reflected in the committed expenditures above.

During the six months ended June 30, 2008, we entered into a sale-leaseback transaction for one EMBRAER 190 aircraft, a short-term operating lease for another EMBRAER 190 aircraft, as well as leases for certain other facilities and equipment. Future minimum lease payments associated with these operating leases totaled $48 million at June 30, 2008. These amounts are in addition to the minimum lease payments described in Note 3 to our audited financial statements included in our 2007 Form 10-K.

We utilize several credit card processors to process our ticket sales. Our agreements with these processors do not contain covenants, but do generally allow the processors to withhold cash reserves to protect the processor for potential liability for tickets purchased, but not yet used for travel. Historically, we have not had cash reserves withheld; however, in June 2008, a $35 million letter of credit, collateralized by cash, was issued to one of our primary processors. We may be required to issue additional collateral to our credit card processors, or other key vendors in the future.

Note 9 —	Financial Instruments and Risk Management

We are exposed to the effect of changes in the price and availability of aircraft fuel. To manage this risk, we periodically enter into crude or heating oil option contracts and swap agreements. The following is a summary of our derivative contracts (in millions, except as otherwise indicated):

	2008	2007

At June 30:
Fair value of fuel derivative instruments	$116	$32
Longest remaining term (months)	12	12
Hedged volume (barrels, in thousands)	2,979	3,272

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Hedge effectiveness net gains (losses) recognized in aircraft fuel expense	$58	$8	$83	$(1)
Hedge ineffectiveness net gains recognized in other income (expense)	1	3	1	4
Other hedge net gains recognized in other income (expense)	—	—	—	—
Percentage of actual consumption economically hedged	47%	65%	41%	68%

We are also exposed to the variability of interest rates on our floating rate equipment notes. In 2008, we entered into interest rate swap agreements whereby we swapped the floating rate interest, based on three-month LIBOR, related to our 2004-2 Series enhanced equipment trust facility G-1 notes for an effective 4.3% fixed interest rate. The notional amount hedged was initially $152 million and will be reduced through maturity in 2016 as scheduled principal payments are made on the notes.

Note 10 —	LiveTV

During the six months ended June 30, 2008, LiveTV installed in-flight entertainment systems for other airlines on 20 aircraft bringing total installations of these systems for other airlines to 392 aircraft. Third-party revenues for the three months ended June 30, 2008 and 2007 were $13 million and $10 million, respectively, and third-party revenues for the six months ended June 30, 2008 and 2007 were $26 million and $18 million, respectively. Deferred profit on hardware sales and advance deposits for future hardware sales included in non-current liabilities in the accompanying condensed consolidated balance sheets was $24 million and $28 million at June 30, 2008 and December 31, 2007, respectively. Deferred profit to be recognized as income on installations completed through June 30, 2008 will be approximately $3 million for the remainder of 2008, $7 million in 2009, $2 million in each of 2010 through 2012, and $6 million thereafter.

Note 11 —	Stockholders’ Equity

In January 2008, we completed a $301 million, net of transaction costs, equity offering to Deutsche Lufthansa AG. Under the terms of the agreement Lufthansa purchased, in a private placement, approximately 42.6 million newly issued shares of JetBlue common stock, which represented approximately 19% of JetBlue’s then outstanding common stock. Under the terms of the agreement, a Lufthansa nominee, Christoph Franz, was appointed to our Board of Directors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Outlook

The U.S. domestic airline industry continues to be severely impacted by soaring fuel prices. Our average price per gallon of fuel in the second quarter of 2008 increased by nearly 60% over the same period in 2007. Domestic airlines have responded to the unprecedented rise in fuel prices by reducing their planned domestic capacity in 2008 and beyond, raising fees and/or furloughing employees. Although the fares charged by domestic airlines have increased on a year over year basis, these increases have not been sufficient to offset the record increases in fuel costs and, as a result, the industry as a whole is facing record losses in 2008. Several U.S. airlines have either filed for bankruptcy protection thus far in 2008 or have ceased operations all together. In April 2008, Delta Air Lines and Northwest Airlines entered into a definitive agreement to merge, subject to approvals. In July 2008, Southwest Airlines and Westjet Airlines announced plans for a code-share partnership, a significant development for domestic low cost carriers. There continue to be reports of potential further consolidation, alliances and liquidation in the industry. We are unable to predict what the effect would be of further industry bankruptcies, liquidations or consolidation on JetBlue or the domestic airline industry as a whole.

During the second quarter of 2008, we continued to moderate our growth plans and focus on liquidity preservation. In May, we deferred the delivery of 21 Airbus A320 aircraft that had been scheduled for delivery between 2009 and 2011 to between 2014 and 2015. In July, we deferred the delivery of 10 EMBRAER 190 aircraft that had been scheduled for delivery between 2009 and 2011 to 2016. These deferrals have reduced our near term capital funding requirements and reduced our near term debt burden. We also successfully accessed the capital markets by completing a new $201 million convertible debt financing in June, the net proceeds of which were used to repay substantially all of our $175 million principal amount of 3.5% convertible debt issued in 2003. In July, we executed a $110 million line of credit, secured by a portion of our auction rate securities, which provides us with additional liquidity, if needed. We also completed four previously announced A320 aircraft sales, which generated $133 million in proceeds, or $47 million after repayment of the related debt. We have commitments for the sale of five additional A320 aircraft throughout the remainder of 2008 and one in 2009. We may further slow our growth through additional aircraft sales, leasing aircraft, grounding aircraft, returns of leased aircraft and/or deferral of aircraft deliveries.

We have also continued our focus on new and innovative ways to increase our revenues which serve to enhance the JetBlue Experience and not compromise it. During the second quarter of 2008, customers were able to experience our new Even More Legroom offering, which consists of 38 inches of seat pitch in selected rows, for a modest fee on selected flights. The customer feedback from this product offering has been very positive. In addition, similar to others in the industry, we began charging a fee for customer’s second checked bag and have also increased our reservation change fees. During the quarter, we also launched a Spanish website, which we believe is very helpful to many of our customers, and have improved the pay per view movie offerings available onboard all of our aircraft.

Our focus on cost control and cash preservation has helped us to take advantage of market opportunities. For example, we have increased our presence in the Caribbean by redeploying aircraft into Puerto Rico and the Dominican Republic, which we expect will further strengthen our financial position as these markets have historically tended to generate higher revenue than mainland flights of a comparable distance. We also have one of the youngest and most fuel efficient fleets in the industry, with an average age per aircraft of three years, which we believe gives us a competitive advantage, especially in the current fuel environment.

We expect our full-year operating capacity to increase approximately 0% to 2% over 2007 with the net addition of three Airbus A320 aircraft and seven EMBRAER 190 aircraft to our operating fleet. We expect that the EMBRAER 190 aircraft will represent approximately 13% of our total 2008 operating capacity. Assuming fuel prices of $3.27 per gallon, net of effective hedges, our cost per available seat mile for 2008 is expected to increase 25% to 27% over 2007. We expect our full year operating margin to be between negative 1% and 1% and our pre-tax margin to be between negative 5% and negative 3%.

Results of Operations

Our operating revenue per available seat mile for the quarter increased 13% over the same period in 2007. Our average fares for the quarter increased 13% over 2007 to $138, while our load factor declined 2.9 points to 80.6% from a year ago.

Our on-time performance, defined by the Department of Transportation, or DOT, as arrival within 14 minutes of schedule, was 73.8% in the second quarter of 2008 compared to 69.0% for the same period in 2007, while our completion factor was 98.9% and 98.5% in 2008 and 2007, respectively.

Three Months Ended June 30, 2008 and 2007

We reported a net loss of $7 million for the three months ended June 30, 2008, compared to net income of $21 million for the three months ended June 30, 2007. Diluted loss per share was $.03 for the second quarter of 2008 compared to diluted earnings per share of $0.11 for 2007. Our operating income for the three months ended June 30, 2008 was $21 million compared to $73 million for the same period last year, and our pre-tax margin decreased 7 points from 2007.

Our second quarter 2008 and 2007 tax rates differ from the statutory rate due to the non-deductibility of certain items for tax purposes and the relationship of these items to our operating results for the quarter. The impact of these non-deductible items on our full-year operating results could result in our full year 2008 effective tax rate differing from that of our second quarter rate.

Operating Revenues.  Operating revenues increased 18%, or $129 million, over the same period in 2007 primarily due to a 14%, or $96 million, increase in passenger revenues. The increase in passenger revenues was largely attributable to a 14% increase in yield and a 4% increase in capacity over the second quarter of 2007.

Other revenue increased 70%, or $33 million, primarily due to higher change fee and excess baggage revenue resulting from more passengers and increased change fee rates. Other revenue also increased due to additional LiveTV third party revenues, marketing component of TrueBlue point sales, rental income, and inflight sales.

Operating Expenses.  Operating expenses increased 28%, or $181 million, over the same period in 2007, primarily due to higher fuel prices and increased capacity. Operating capacity increased 4% to 8.4 billion available seat miles due to having 13 additional average aircraft in service during 2008. Operating expenses per available seat mile increased 23% to 9.99 cents for the three months ended June 30, 2008. Excluding fuel, our cost per available seat mile for the three months ended June 30, 2008 was 5% higher compared to the same period in 2007. In detail, operating costs per available seat mile were as follows (percent changes are based on unrounded numbers):

	Three Months Ended
	June 30,		Percent
	2008	2007	Change
	(in cents)

Operating expenses:
Aircraft fuel	4.40	2.80	57.5%
Salaries, wages and benefits	2.01	1.96	2.0%
Landing fees and other rents	.59	.58	0.9%
Depreciation and amortization	.55	.53	4.2%
Aircraft rent	.38	.38	—%
Sales and marketing	.49	.37	31.5%
Maintenance materials and repairs	.38	.34	12.5%
Other operating expenses	1.19	1.18	1.5%

Total operating expenses	9.99	8.14	22.8%

Aircraft fuel expense increased 64%, or $144 million, due to a 59% increase in average fuel cost per gallon, or $136 million after the impact of fuel hedging, and four million more gallons of aircraft fuel consumed, resulting in $8 million of additional fuel expense. Aircraft fuel prices continued to rise to record high levels, with our average fuel gallon at $3.17 for the second quarter of 2008 compared to $2.00 for the second quarter of 2007. Cost per available seat mile increased 58% primarily due to the increase in fuel price.

Salaries, wages and benefits increased 6%, or $10 million, due primarily to a 6% increase in average full-time equivalent employees.

Landing fees and other rents increased 5%, or $2 million, due to a 6% increase in departures over 2007. Cost per available seat mile remained consistent with the same period in 2007.

Depreciation and amortization increased 8%, or $3 million, primarily due to having an average of eight more owned and capital leased aircraft in 2008. Cost per available seat mile increased 4% as a result of our fleet being comprised of more owned and capital leased aircraft.

Aircraft rent increased 5%, or $2 million, due to four more aircraft leases in 2008 compared to the same period in 2007. Cost per available seat mile remained unchanged when compared to the same period in 2007.

Sales and marketing expense increased 37%, or $10 million, due primarily to $6 million more in advertising costs in connection with our new “jetting” campaign and $4 million in higher credit card fees resulting from increased passenger revenues. The majority of our sales are booked through a combination of our website and our own reservation agents (77.2% and 9.5% in the second quarter of 2008, respectively). On a cost per available seat mile basis, sales and marketing expense increased 32% primarily due to increased advertising.

Maintenance, materials, and repairs increased 17%, or $5 million, due to an average of 13 additional more operating aircraft in 2008, compared to the same period in 2007. Cost per available seat mile increased 13% primarily due to the gradual aging of our fleet which results in additional repairs. Maintenance expense is expected to increase significantly as our fleet ages.

Other operating expenses increased 5%, or $5 million, primarily due to higher variable costs associated with a 4% increase in capacity, taxes associated with the increase in fuel price, research and development related to LiveTV’s in-flight data connectivity; partially offset by $13 million in gains on the sale of four A320 aircraft in 2008. Cost per available seat mile increased 2% primarily due to additional LiveTV third party customer installations and taxes associated with the increase in fuel price.

Other Income (Expense).  Interest expense decreased 4%, or $3 million, primarily due to the impact of lower interest rates and the retirement of debt associated with sold aircraft partially offset by the financing of 15 additional aircraft. Interest expense also included an increased accretion in interest of $5 million related to our construction obligation for our new terminal at John F. Kennedy International Airport, or JFK, which was capitalized and contributed to the $3 million increase in capitalized interest, which was otherwise lower due to the decline in interest rates.

Interest income and other decreased 44%, or $7 million, primarily due to lower interest rates on cash and investment balances which resulted in $5 million less interest income in 2008 despite slightly higher average cash and investment balances. We also had $2 million in higher fuel hedging gains in 2007 than in 2008. We are unable to predict what the amount of accounting ineffectiveness will be related to our crude and heating oil derivative instruments each period, or the potential loss of hedge accounting, which is determined on a derivative-by-derivative basis, due to the volatility in the forward markets for these commodities.

Six Months Ended June 30, 2008 and 2007

We reported a net loss of $15 million for the six months ended June 30, 2008 compared to a $1 million net loss for the six months ended June 30, 2007. Diluted loss per share was $.07 for the six months ended June 30, 2008 and $0.00 for 2007. Our operating income for the six months ended June 30, 2008 was $38 million compared to of $60 million for the same period in 2007, and our pre-tax margin decreased 1.3 points from 2007.

Operating Revenues.  Operating revenues increased 25%, or $337 million, over the same period in 2007 primarily due to a 23%, or $280 million, increase in passenger revenues. The increase in passenger revenues was largely attributable to a 17% increase in yield and 9% increase in capacity over the first half of 2007.

Other revenue increased 62%, or $57 million, primarily due to higher change fee and excess baggage revenue resulting from more passengers and increased change fee rates. Other revenue also increased due to additional LiveTV third party revenues, marketing component of TrueBlue point sales and higher rental income and inflight sales.

Operating Expenses.  Operating expenses increased 28%, or $359 million, over the same period in 2007, primarily due to higher fuel prices and increased capacity. Operating capacity increased 9% to 16.8 billion available seat miles as a result of having an average of 14 more aircraft in service during 2008. Operating expenses per available seat mile increased 18% to 9.75 cents for the six months ended June 30, 2008. Excluding fuel, our cost per available seat mile for the six months ended June 30, 2008 was 2% higher than the same period in 2007. In detail, operating costs per available seat mile were as follows (percent changes are based on unrounded numbers):

	Six Months Ended
	June 30,		Percent
	2008	2007	Change
	(in cents)

Operating expenses:
Aircraft fuel	4.04	2.70	49.8%
Salaries, wages and benefits	2.05	2.10	(1.3)%
Landing fees and other rents	.60	.59	0.6%
Depreciation and amortization	.54	.55	(1.5)%
Aircraft rent	.38	.39	(2.0)%
Sales and marketing	.48	.39	24.2%
Maintenance materials and repairs	.39	.34	12.7%
Other operating expenses	1.27	1.22	2.7%

Total operating expenses	9.75	8.28	17.8%

Aircraft fuel expense increased 63%, or $262 million, due to a 50% increase in average fuel cost per gallon, or $225 million after the impact of fuel hedging, and 19 million more gallons of aircraft fuel consumed, resulting in $37 million of additional fuel expense. Aircraft fuel prices continued to rise to record high levels, with our average fuel cost per gallon at $2.91 for the six months ended June 30, 2008 compared to $1.95 for the same period in 2007. Cost per available seat mile increased 50% primarily due to the increase in fuel price.

Salaries, wages and benefits increased 7%, or $24 million, due primarily to a 7% increase in average full-time equivalent employees. Cost per available seat mile decreased 1.3% as a result of higher wages paid during and after the February 2007 ice storm.

Landing fees and other rents increased 9%, or $8 million, due to a 9% increase in departures over 2007. Cost per available seat mile remained the unchanged from 2007.

Depreciation and amortization increased 7%, or $6 million, primarily due to having an average of eight more owned and capital-leased aircraft in 2008. Cost per available seat mile was 2% lower as a result of fleet modification work performed in 2007 which resulted in accelerated depreciation.

Aircraft rent increased 7%, or $4 million, due to six more aircraft leases in 2008 compared to the same period in 2007. Cost per available seat mile decreased 2% due to a lower percentage of our fleet being leased.

Sales and marketing expense increased 35%, or $20 million, due to $9 million in higher credit card fees resulting from increased passenger revenues and $3 million in higher commissions as well as $8 million in higher advertising costs in 2008. The majority of our sales are booked through a combination of our website and our own reservation agents (77.0% and 10.3% in 2008, respectively). On a cost per available seat mile basis, sales and marketing expense increased 24% primarily due to higher advertising costs.

Maintenance, materials, and repairs increased 23%, or $12 million, due to an 11% increase average operating aircraft in 2008 compared to the same period in 2007. Cost per available seat mile increased 13% primarily due to the gradual aging of our fleet which results in additional repairs. Maintenance expense is expected to increase significantly as our fleet ages.

Other operating expenses increased 12%, or $23 million, primarily due to higher variable costs associated with a 9% increase in capacity, taxes associated with the increase in fuel price, research and development related to LiveTV’s in-flight data connectivity and higher LiveTV third party costs of sales offset partially by $13 million of gains on the sale of four aircraft in 2008. Cost per available seat mile increased 3% primarily due to higher LiveTV expenses and fuel taxes.

Other Income (Expense).  Interest expense increased 2%, or $1 million, primarily due the financing of 15 additional aircraft, which resulted in $12 million of additional interest expense, partially offset by the retirement of debt associated with sold aircraft and the impact of lower interest rates. Interest expense also included an increased accretion in interest of $9 million related to our construction obligation for our new terminal at JFK, which was capitalized and contributed to the $9 million increase in capitalized interest.

Interest income and other decreased 26%, or $7 million, as a result of lower interest rates on cash and investment balances and $3 million in lower fuel hedging gains in 2008 compared to 2007.

The following table sets forth our operating statistics for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended				Six Months Ended
	June 30,		Percent		June 30,		Percent
	2008	2007	Change		2008	2007	Change

Operating Statistics:
Revenue passengers (thousands)	5,637	5,587	0.9		11,155	10,678	4.5
Revenue passenger miles (millions)	6,756	6,736	0.3		13,319	12,678	5.1
Available seat miles (ASMs) (millions)	8,383	8,066	3.9		16,778	15,436	8.7
Load factor	80.6%	83.5%	(2.9	)pts.	79.4%	82.1%	(2.7	)pts.
Breakeven load factor(1)	84.1%	79.6%	4.5	pts.	83.1%	83.5%	(0.4	)pts.
Aircraft utilization (hours per day)	12.6	13.2	(4.2)		12.8	12.9	(1.0)
Average fare	$138.13	$122.17	13.1		$136.90	$116.74	17.3
Yield per passenger mile (cents)	11.53	10.13	13.7		11.47	9.83	16.6
Passenger revenue per ASM (cents)	9.29	8.46	9.8		9.10	8.08	12.7
Operating revenue per ASM (cents)	10.24	9.05	13.2		9.98	8.67	15.2
Operating expense per ASM (cents)	9.99	8.14	22.8		9.75	8.28	17.8
Operating expense per ASM, excluding fuel (cents)	5.59	5.34	4.7		5.71	5.58	2.3
Airline operating expense per ASM (cents)(1)	9.69	8.07	20.1		9.53	8.21	16.1
Departures	52,236	49,513	5.5		104,501	96,087	8.8
Average stage length (miles)	1,138	1,135	0.3		1,135	1,111	2.1
Average number of operating aircraft during period	139.6	126.7	10.2		138.0	124.1	11.2
Average fuel cost per gallon	$3.17	$2.00	58.5		$2.91	$1.95	49.5
Fuel gallons consumed (millions)	116	113	3.3		233	214	8.9
Percent of sales through jetblue.com during period	77.2%	74.0%	3.2	pts.	77.0%	75.2%	1.8	pts.
Full-time equivalent employees at period end(1)					9,856	9,421	4.6

(1)	Excludes operating expenses and employees of LiveTV, LLC, which are unrelated to our airline operations.

Liquidity and Capital Resources

At June 30, 2008, we had unrestricted cash and cash equivalents of $846 million compared to cash and cash equivalents of $190 million at December 31, 2007. Cash flows from operating activities were $105 million for the six months ended June 30, 2008 compared to $219 million for the six months ended June 30, 2007. The decrease in operating cash flows was primarily the result of a 50% higher price of fuel in 2008 compared to 2007. We rely primarily on operating cash flows to provide working capital. At June 30, 2008, we had no lines of credit other than one short-term borrowing facility for certain aircraft predelivery deposits. At June 30, 2008, we had $30 million in borrowings outstanding under this facility.

Investing Activities.  During the six months ended June 30, 2008, capital expenditures related to our purchase of flight equipment included expenditures of $339 million for ten aircraft and two spare engines,

$42 million for flight equipment deposits and $5 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $32 million. Net cash provided by the purchase and sale of available-for-sale securities was $319 million and proceeds from the sale of four aircraft were $133 million. We posted $52 million in restricted cash that collateralizes letters of credit issued to certain of our business partners, including $35 million for one of our primary credit card processors.

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

Financing Activities.  Financing activities for the six months ended June 30, 2008 consisted of (1) the issuance of approximately 42.6 million shares of common stock to Deutsche Lufthansa AG for approximately $301 million, net of transaction costs, (2) our issuance of $201 million of 5.5% convertible debentures, raising net proceeds of approximately $165 million after depositing approximately $32 million to related interest escrow accounts and paying issuance costs, (3) our issuance of $249 million in fixed equipment notes to European banks and $58 million in floating rate equipment notes to European banks secured by six Airbus A320, four EMBRAER 190 aircraft and two spare engines, (4) repayment of $86 million of debt associated with the sale of four aircraft, (5) scheduled maturities of $124 million of debt and capital lease obligations, (6) reimbursement of construction costs incurred for our new terminal at JFK of $73 million and (7) the sale-leaseback over 18 years of one EMBRAER 190 aircraft for $26 million by a U.S. leasing institution.

Financing activities for the six months ended June 30, 2007 consisted of (1) the sale and leaseback over 18 years of four EMBRAER 190 aircraft for $104 million by a U.S. leasing institution, (2) our issuance of $210 million in fixed rate and $35 million in floating rate equipment notes to European banks secured by seven Airbus A320 aircraft, (3) the financing of three previously unsecured owned spare engines for $16 million, (4) scheduled maturities of $79 million of debt and capital lease obligations, and (5) reimbursement of construction costs incurred for our new terminal at JFK of $130 million.

We currently have an automatic shelf registration statement on file with the SEC relating to our sale, from time to time, of one or more public offerings of debt securities, pass-through certificates, common stock, preferred stock and/or other securities. The net proceeds of any securities we sell under this registration statement may be used to fund working capital and capital expenditures, including the purchase of aircraft and construction of facilities on or near airports. Through June 30, 2008, we had issued a total of $626 million in securities under this registration statement.

In April 2008, we filed a prospectus supplement under our automatic shelf registration statement registering the shares of our common stock issued to Deutsche Lufthansa AG in January 2008. Such shares were registered pursuant to our obligations under our registration rights agreement with Deutsche Lufthansa AG. We will not receive the proceeds of any shares sold by Deutsche Lufthansa AG.

Working Capital.  We had a working capital deficit of $28 million at June 30, 2008, compared to a working capital deficit of $140 million at December 31, 2007. A working capital deficit is customary for airlines since air traffic liability is classified as a current liability. Included in our working capital deficit is $175 million of indebtedness related to our 3.5% convertible notes due 2033, which were repurchased almost in their entirety on July 15, 2008. Working capital also includes the fair value of our fuel hedge derivatives, which was $116 million at June 30, 2008 and $33 million at December 31, 2007. Also contributing to our working capital deficit is the classification of all of our auction rate securities, or ARSs, as long-term assets at June 30, 2008.

At December 31, 2007, we had $611 million invested in ARSs, which were included in short-term investments. Beginning in February 2008, the auctions for all of the ARSs then held by us, all of which are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States government) began failing, resulting in our continuing to hold them beyond their typical auction reset dates. As a result of the illiquidity in the market following the auction failures, we have recorded a temporary impairment charge of $14 million through other comprehensive income related to the ARSs we hold, bringing the carrying value at June 30, 2008 to $307 million. Since we are unable to predict when liquidity will return to the ARS market, or whether issuers will call their securities, we classified all of our ARSs as long term investments to match the contractual maturities of the underlying securities and the assumptions used to estimate their fair values at June 30, 2008. We do not presently believe we are at risk of default for our ARSs due to the nature and guarantees of the underlying collateral; however, we will continue to evaluate the market factors in subsequent periods.

We expect to meet our obligations as they become due through available cash, investment securities and internally generated funds, supplemented as necessary by debt and/or equity financings and proceeds from sale-leaseback transactions. We expect to generate positive working capital through our operations, and the planned sale of five additional Airbus A320 aircraft throughout the rest of 2008 and one in 2009. We may sell or lease additional aircraft in the future, should conditions warrant. Assuming that we utilize the predelivery short-term borrowing facility available to us as well as our $110 million line of credit entered into in July 2008, we believe that our working capital will be sufficient to meet our cash requirements for at least the next 12 months. However, we cannot predict what the effect on our business might be from the extremely competitive environment we are operating in or from events that are beyond our control, such as continued record high fuel prices, weather-related disruptions, the impact of airline bankruptcies or consolidations, U.S. military actions or acts of terrorism.

Contractual Obligations

Our noncancelable contractual obligations at June 30, 2008, as adjusted for a May 2008 amendment to our Airbus A320 purchase agreement which deferred delivery of 21 Airbus A320 aircraft originally scheduled for delivery from 2009 through 2011 to 2014 through 2015, include the following (in millions):

	Payments due in
	Total	2008	2009	2010	2011	2012	Thereafter

Long-term debt and capital lease obligations(1)	$4,947	$384	$324	$321	$309	$336	$3,273
Lease commitments	2,099	118	219	196	182	161	1,223
Flight equipment obligations	5,095	265	415	445	555	895	2,520
Short-term borrowings	30	30	—	—	—	—	—
Financing obligations and other(2)	3,880	102	141	141	157	198	3,172

Total	$16,082	$899	$1,099	$1,103	$1,203	$1,590	$10,188

(1)	Includes actual interest and estimated interest for floating-rate debt based on June 30, 2008 rates.

(2)	Amounts include noncancelable commitments for the purchase of goods and services.

There have been no material changes in the terms of our debt instruments from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources included in our 2007 Form 10-K. We are not subject to any financial covenants in any of our debt obligations, except for the requirement to maintain $300 million in cash and cash equivalents related to our $110 million line of credit agreement entered into on July 21, 2008. We have $78 million of restricted cash pledged under standby letters of credit related to certain of our leases, credit card processors and other business partners.

As of June 30, 2008, we operated a fleet of 106 Airbus A320 aircraft and 36 EMBRAER 190 aircraft, of which 83 were owned, 55 were leased under operating leases and four were leased under capital leases. The average age of our fleet was 3.2 years at June 30, 2008. As of June 30, 2008, including the May 2008 amendment to our Airbus A320 purchase agreement, which deferred delivery of 21 Airbus A320 aircraft previously scheduled for delivery from 2009 through 2011 to 2014 through 2015, we had on order 64 Airbus

A320 aircraft and 69 EMBRAER 190 aircraft with options to acquire 22 additional Airbus A320 aircraft and 91 additional EMBRAER 190 aircraft as follows:

	Firm			Option
	Airbus	EMBRAER		Airbus	EMBRAER
Year	A320	190	Total	A320	190	Total

Remainder of 2008	6	1	7	—	—	—
2009	3	9	12	—	4	4
2010	3	8	11	—	9	9
2011	5	8	13	3	11	14
2012	13	10	23	4	12	16
2013	13	12	25	7	14	21
2014	12	12	24	4	21	25
2015	9	9	18	4	20	24

	64	69	133	22	91	113

In July 2008, we deferred delivery of 10 EMBRAER 190 aircraft previously scheduled for delivery between 2009 and 2011 to 2016. The impact of this deferral is not reflected in the tables above. Committed expenditures for our 133 firm aircraft and 23 spare engines include estimated amounts for contractual price escalations and predelivery deposits. Debt and lease financing has been arranged for all of our remaining aircraft deliveries scheduled for 2008. Although we believe that debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot assure you that we will be able to secure financing on terms attractive to us, if at all, which may require us to modify our aircraft acquisition plans. Capital expenditures for facility improvements, spare parts, and ground purchases are expected to be approximately $90 million for the remainder of 2008.

In November 2005, we executed a 30-year lease agreement with The Port Authority of New York and New Jersey, or the PANYNJ, for the construction and operation of a new terminal at JFK with occupancy projected in late 2008, which for financial reporting purposes only, is being accounted for as a financing obligation because we do not believe we will qualify for sale-leaseback accounting due to our continuing involvement in the property following the construction period. JetBlue has committed to rental payments under the lease, including ground rents for the new terminal site, which began on lease execution and are included as part of lease commitments in the contractual obligations table above. Facility rents are anticipated to commence upon the date of our beneficial occupancy of the new terminal and are included as part of “financing obligations and other” in the table above.

JetBlue utilizes several credit card companies to process ticket sales. Although our credit card processing agreements do not contain any financial covenants, they do allow for the processors to maintain cash reserves or other collateral until the associated air travel is provided. As of June 30, 2008 we were required to maintain $35 million in reserves with one of our primary processors in the form of a letter of credit. Should our credit card processors require additional reserves, the negative impact on our liquidity, depending on the amount of such required additional reserves, could be significant, which could adversely affect our business.

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

New Accounting Standards

In March 2008, the Financial Accounting Standards Board, or FASB, affirmed the consensus of FSP APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which applies to all convertible debt instruments that have a “net settlement feature”; that is, by their terms, they may be settled either wholly or partially in cash upon conversion. FSP APB 14-a requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FSP APB 14-a is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact adoption of FSP APB 14-a may have on our consolidated financial statements.

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

Other Information

Recent Awards.  In June 2008, JetBlue was recognized by J.D. Power and Associates as having the highest customer satisfaction among low-cost carriers in North America for the fourth consecutive year.

New Executive Vice President, Chief Commercial Officer.  In May 2008, we named Robin Hayes as our new Executive Vice President, Chief Commercial Officer. Prior to agreeing to join JetBlue, Mr. Hayes served as the Executive Vice President for The Americas of British Airways.

Forward-Looking Information.  This report contains forward-looking statements relating to future events and our future performance, including, without limitation, statements regarding financial forecasts or projections, our expectations, beliefs, intentions or future strategies, that are signified by the words ”expects”, ”anticipates”, ”intends”, ”believes”, ”plans”, or similar language. Our actual results and the timing of certain events could differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date of this report. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change prior to the end of each quarter or year. Although these expectations may change, we may not inform you if they do.

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

Aircraft Fuel.  As of June 30, 2008, we had hedged approximately 41% of our expected remaining 2008 fuel requirements using heating oil swaps. Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the June 30, 2008, cost per gallon of fuel, including the effects of our fuel hedges. Based on our projected twelve month fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $175 million, compared to an estimated $108 million for 2007 measured as of June 30, 2007. See Note 9 to our unaudited condensed consolidated financial statements for additional information.

Fixed Rate Debt.  On June 30, 2008, our $626 million aggregate principal amount of convertible debt had an estimated fair value of $555 million, based on quoted market prices.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We currently have agreements with organizations that process credit card transactions arising from purchases of air travel tickets by our customers. Credit card processors have financial risk associated with tickets purchased for travel, which can occur several weeks after the purchase. Our credit card processing agreements provide for reserves to be deposited with the processor in certain circumstances. If circumstances were to occur that would require us to deposit additional reserves with one or more of our major processors, the negative impact on our liquidity would likely be significant, which could materially adversely affect our business.

A substantial portion of our long-term marketable securities are highly rated auction rate securities, and failures in these auctions may adversely impact our liquidity.

A substantial percentage of our marketable securities portfolio is invested in highly rated auction rate securities. Auction rate securities are securities that are structured to allow for short-term interest rate resets but with contractual maturities that can be well in excess of ten years. At the end of each reset period, investors can sell or continue to hold the securities at par. In recent months, due to current conditions in the credit markets, the auction process for certain of our auction rate securities failed, which resulted in the interest rates on these investments resetting to predetermined rates that were, in some instances, lower than current market rates. We will not be able to liquidate our investments in these types of securities until a future auction is successful, the issuer redeems the securities, a buyer is found outside the auction process, the securities mature, or there is a default that requires immediate repayment by the issuer. Continued failure of auctions could adversely impact the liquidity of our investments, and if one or more of the issuers of the auction rate securities in our portfolio cannot successfully close future auctions or their credit ratings deteriorate, we may be required to adjust the carrying value of these investments through an impairment charge, which may be material.

Item 2.	Changes in Securities and Use of Proceeds

On June 4, 2008, we completed a public offering of $100.6 million aggregate principal amount of 5.5% Series A convertible debentures due 2038, or the Series A Debentures, and $100.6 million aggregate principal amount of 5.5% Series B convertible debentures due 2038, or the Series B Debentures, and collectively, with the Series A Debentures, the Debentures. Morgan Stanley & Co. Incorporated and Merrill Lynch & Co. Incorporated acted as underwriters for our sale of the Debentures in a registered public offering. The net proceeds from the offering, after underwriting fees, were $195 million. The Debentures bear interest at 5.5%, payable semi-annually on April 15 and October 15. The first interest payment on the Debentures is due October 15, 2008. The Debentures are our general obligations and rank equal in right of payment with all of our existing and future senior debt, effectively junior in right of payment to our existing and future secured debt, including our secured equipment notes, to the extent of the value of the assets securing such debt, and senior in right of payment to any subordinated debt. In addition, the Debentures will be structurally subordinated to all liabilities of our subsidiaries. The Debentures of each series are secured in part by an escrow account into which we have deposited a total of approximately $32 million of the net proceeds from the offering, equal to the sum of the first six scheduled semi-annual interest payments on the Debentures, for the exclusive benefit of the holders of the Debentures. The $32 million held in escrow for the Debentures is recorded as restricted cash on our condensed consolidated balance sheets. The net proceeds of the offering were used for the purchase of substantially all of our $175 million principal amount 3.5% convertible debt, issued in 2003, which was subject to repurchase at the option of the holders on July 15, 2008.

Holders of the Series A Debentures may convert the debentures into shares of our common stock at a conversion rate of 220.6288 shares per $1,000 principal amount of Series A Debentures. Holders of the Series B Debentures may convert the debentures into shares of our common stock at a conversion rate of 225.2252 shares per $1,000 principal amount of Series B Debentures. The conversion ratios are subject to adjustment should we declare common stock dividends or effect any common stock splits or similar transactions. If the holders convert the Debentures in connection with a fundamental corporate change that occurs prior to October 15, 2013 for the Series A Debentures or October 15, 2015 for the Series B Debentures, the applicable conversion rate may be increased depending upon our then current common stock price. The maximum number of shares into which all Debentures are convertible, including pursuant to this make-whole fundamental change provision, is 54.4 million shares.

We may redeem any of the Debentures for cash at a redemption price of 100% of their principal amount, plus accrued and unpaid interest at any time on or after October 15, 2013 for the Series A Debentures and October 15, 2015 for the Series B Debentures. Holders may require us to repurchase the Debentures for cash at a repurchase price equal to 100% of their principal amount plus accrued and unpaid interest, if any, on October 15, 2013, 2018, 2023, 2028, and 2033 for the Series A Debentures and October 15, 2015, 2020, 2025, 2030, and 2035 for the Series B Debentures; or at any time prior to their maturity upon the occurrence of a specified designated event. Holders who convert their Debentures prior to April 15, 2011 will receive, in addition to the number of shares of our common stock calculated at the applicable conversion rate, a cash payment from the escrow account for Debentures of the series converted equal to the sum of the remaining interest payments that would have been due on or before April 15, 2011 in respect of the converted Debentures.

On June 4, 2008, in conjunction with the public offering of the Debentures described above, we also entered into a share lending agreement with Morgan Stanley Capital Services, Inc., an affiliate of one of the managing underwriters of our offering, or the share borrower, pursuant to which we loaned approximately 44.9 million shares of our common stock. Under the share lending agreement, the share borrower will offer and sell borrowed shares of JetBlue common stock in a registered public offering and use the short position resulting from the sale of the shares of our common stock to facilitate the establishment of hedge positions by investors in the Debentures offering. The common stock was then sold at a price of $3.70 per share. Under the share lending agreement, the share borrower will be required to return the borrowed shares when the Debentures are no longer outstanding. We did not receive any proceeds from the sale of the borrowed shares by the share borrower, but we did receive a nominal lending fee of $0.01 per share from the share borrower for the use of the borrowed shares.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders, or Annual Meeting, was held on May 15, 2008. At the Annual Meeting, Robert Clanin, Christoph Franz and Frank Sica were each elected to serve as a director of the Company for a three year term expiring on the date of our Annual Meeting of Stockholders in 2011. The votes were as follows:

	For	Withheld

Robert Clanin	157,299,102	22,975,397
Christoph Franz	176,536,598	3,737,902
Frank Sica	158,079,718	22,194,781

There were no broker non-votes on this matter.

The terms of the following directors continued after the Annual Meeting: Joel Peterson, Ann Rhoades, David Checketts, Kim Clark, Neal Moszkowski, Virginia Gambale and Dave Barger.

The results of voting on Items 2 through 4 at the Annual Meeting were as follows:

Item 2. A Board-sponsored proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

	Number of	% of Shares
	Votes	Outstanding

For	178,606,676	79.63
Against	760,581	0.33
Abstain	907,243	0.40

There were no broker non-votes on this matter.

Item 3. A Board-sponsored proposal to approve amendments to the Company’s Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws to eliminate supermajority voting provisions:

	Number of	% of Shares
	Votes	Outstanding

For	176,094,776	78.51
Against	2,531,531	1.12
Abstain	1,648,192	0.73

There were no broker non-votes on this matter.

Item 4. A Board-sponsored proposal to approve amendments to the Company’s Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws to declassify the Company’s Board of Directors and provide for annual election of all directors:

	Number of	% of Shares
	Votes	Outstanding

For	178,690,176	79.67
Against	1,224,786	0.54
Abstain	359,537	0.16

There were no broker non-votes on this matter.

Item 5.	Other Information.

As of July 22, 2008, we executed a line of credit with Citigroup Global Markets, Inc. which allows for borrowings of up to $110 million through July 20, 2009. Advances under this agreement will bear interest at the Open Federal Funds rate plus 2.30%. This line of credit is secured by a majority of our auction rate securities, with total borrowings available subject to reduction should any of the underlying collateral be sold, or should there be a significant drop in the fair value of the underlying collateral. Advances may be used to fund working capital requirements, capital expenditures or other general corporate purposes, except that they may not be used to purchase any securities or to refinance any debt. We have provided various representations, warranties and other covenants, including a financial covenant to maintain at least $300 million in cash and cash equivalents throughout the term of the agreement. The agreement also contains customary events of default. Upon the occurrence of an event of default, the outstanding obligations under the loan agreement may be accelerated and become due and payable immediately. In connection with this transaction, we agreed to release the lender and its affiliates from certain claims related to our auction rate securities in specified circumstances.

Item 6.	Exhibits.

Exhibits: See accompanying Exhibit Index included after the signature page of this report for a list of the exhibits filed or furnished with this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date: July 24, 2008 By:	/s/ EDWARD BARNES
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit

3.5	Amended and Restated Certificate of Incorporation of JetBlue Airways Corporation.

3.6	Fifth Amended and Restated Bylaws of JetBlue Airways Corporation.

10.1*	Amendment No. 32 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated May 23, 2008.

10.2*	Side Letter No. 24 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated April 2, 2008.

10.3*	Side Letter No. 25 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated May 27, 2008.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32	Certification Pursuant to Section 1350, furnished herewith.

*	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the SEC.