Form 10-Q
period 2008-09-30
JETBLUE AIRWAYS CORP
filed 2008-10-24
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 000-49728
JETBLUE AIRWAYS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	87-0617894
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

118-29 Queens Boulevard, Forest Hills, New York	11375
(Address of principal executive offices)	(Zip Code)
(718) 286-7900
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year,
if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☑
As of September 30, 2008, there were 271,118,026 shares of the registrant’s common stock, par value $.01, outstanding.

JetBlue Airways Corporation
FORM 10-Q
INDEX

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$565	$190
Investment securities and derivative assets	—	644
Receivables, less allowance	104	92
Restricted cash	65	—
Prepaid expenses and other	236	190

Total current assets	970	1,116

PROPERTY AND EQUIPMENT
Flight equipment	3,850	3,547
Predelivery deposits for flight equipment	194	238

	4,044	3,785
Less accumulated depreciation	384	336

	3,660	3,449

Other property and equipment	500	475
Less accumulated depreciation	151	130

	349	345

Total property and equipment	4,009	3,794

OTHER ASSETS
Assets constructed for others	519	452
Investment securities	305	—
Restricted cash	73	53
Other	208	183

Total other assets	1,105	688

TOTAL ASSETS	$6,084	$5,598

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$125	$140
Air traffic liability	525	426
Accrued salaries, wages and benefits	96	110
Other accrued liabilities	151	120
Short-term borrowings	20	43
Current maturities of long-term debt and capital leases	186	417

Total current liabilities	1,103	1,256

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	2,929	2,588

DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	183	192
Construction obligation	499	438
Other	89	88

	771	718

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 500,000,000 shares authorized, 271,118,026 and 181,593,440 shares issued and outstanding in 2008 and 2007, respectively	3	2
Additional paid-in capital	1,173	853
Retained earnings	143	162
Accumulated other comprehensive income (loss)	(38)	19

Total stockholders’ equity	1,281	1,036

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,084	$5,598

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
OPERATING REVENUES
Passenger	$807	$712	$2,334	$1,959
Other	95	53	243	144

Total operating revenues	902	765	2,577	2,103

OPERATING EXPENSES
Aircraft fuel	394	249	1,072	665
Salaries, wages and benefits	173	159	519	481
Landing fees and other rents	52	44	152	136
Depreciation and amortization	54	44	145	129
Aircraft rent	33	32	97	92
Sales and marketing	38	32	118	92
Maintenance materials and repairs	32	25	97	78
Other operating expenses	104	101	317	291

Total operating expenses	880	686	2,517	1,964

OPERATING INCOME	22	79	60	139

OTHER INCOME (EXPENSE)
Interest expense	(64)	(58)	(173)	(166)
Capitalized interest	15	11	43	30
Interest income and other	23	14	43	41

Total other income (expense)	(26)	(33)	(87)	(95)

INCOME (LOSS) BEFORE INCOME TAXES	(4)	46	(27)	44

Income tax (benefit) expense	—	23	(8)	22

NET INCOME (LOSS)	$(4)	$23	$(19)	$22

INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.02)	$0.13	$(0.08)	$0.12

Diluted	$(0.02)	$0.12	$(0.08)	$0.12

     See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(19)	$22
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(8)	22
Depreciation	134	118
Amortization	15	15
Stock-based compensation	13	13
Changes in certain operating assets and liabilities	49	106
Gain on extinguishment of debt	(12)	—
Collateral deposits on derivatives	(30)	—
Other, net	(33)	(9)

Net cash provided by operating activities	109	287

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(498)	(536)
Predelivery deposits for flight equipment	(45)	(84)
Proceeds from the sale of flight equipment	164	33
Assets constructed for others	(108)	(185)
Purchase of held-to-maturity investments	—	(11)
Proceeds from maturities of held-to-maturity investments	—	13
Purchase of available-for-sale securities	(69)	(450)
Sale of available-for-sale securities	391	553
Increases/decreases in security deposits and letters of credit	(64)	72
Other, net	2	5

Net cash used in investing activities	(227)	(590)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	317	16
Issuance of long-term debt	578	337
Aircraft sale and leaseback transactions	26	156
Short-term borrowings	18	35
Construction obligation	104	185
Repayment of long-term debt and capital lease obligations	(487)	(155)
Repayment of short-term borrowings	(41)	(41)
Other, net	(22)	(5)

Net cash provided by financing activities	493	528

INCREASE IN CASH AND CASH EQUIVALENTS	375	225

Cash and cash equivalents at beginning of period	190	10

Cash and cash equivalents at end of period	$565	$235

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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
     Fair Value: Effective January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements, or SFAS 157, which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1	quoted prices in active markets for identical assets or liabilities;

Level 2	quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3	unobservable inputs, such as discounted cash flow models or valuations.
     The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2008 (in millions).

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$553	$—	$—	$553
Restricted cash	134	—	—	134
Auction rate securities	—	—	305	305
Interest rate swaps	—	—	1	1

	$687	$—	$306	$993

Liabilities
Aircraft fuel derivatives	$—	50	—	$50

	$—	$50	$—	$50

     Cash and cash equivalents/restricted cash: Our cash and cash equivalents, along with our current restricted cash balances, include money market securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as level 1 within our fair value hierarchy.
     Auction rate securities: At September 30, 2008, the fair values of our auction rate securities, or ARSs, all of which are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government), were estimated through discounted cash flow models. Since these inputs were not observable, they are classified as level 3 inputs. At December 31, 2007, these securities were valued based on the markets in which they were trading (level 1 inputs). However, beginning in February 2008, the auctions for all of the ARSs then held by us were unsuccessful, resulting in our continuing to hold them beyond their typical auction reset dates and causing a change in the level of inputs used to determine their fair values. For the nine months ended September 30, 2008, we recorded an unrecognized temporary loss on our ARSs of $13 million, which is reflected in other comprehensive income in our condensed consolidated balance sheets. Our valuation models assume an average maturity of our ARSs in excess of one year; therefore, we have classified these securities as long-term on our September 30, 2008 condensed consolidated balance sheets.
     During the quarter, various regulatory agencies began investigating the sales and marketing activities of the banks and broker-dealers that sold the ARSs, alleging violations of federal and state laws in connection with these activities. One of the two broker-dealers from which we purchased ARSs has announced preliminary settlements under which they will repurchase the ARSs at par at a future date. We will continue to account for our ARSs in the same manner as set forth above until any such settlements are finalized.
     Interest rate swaps: In February 2008, we entered into interest rate swaps, which qualify as cash flow hedges in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. The fair values of our interest rate swaps were initially based on inputs received from the counterparty. These values were corroborated by adjusting the active swap indications in quoted markets for similar terms (6 — 8 years) for the specific terms within our swap agreements. There was no ineffectiveness relating to these interest rate swaps for the three or nine months ended September 30, 2008, with all of the unrealized losses being deferred in accumulated other comprehensive income.
     Aircraft fuel derivatives: Our heating oil swaps and heating oil collars are not traded on public exchanges. Their fair values are determined based on inputs that are readily available from public markets; therefore, they are classified as level 2 inputs. We account for all of our aircraft fuel derivatives as cash flow hedges in accordance with SFAS 133. The effective portion of realized aircraft fuel hedging derivative gains/(losses) is recognized in fuel expense, while ineffective gains/(losses) are recognized in interest income and other. All cash flows related to our fuel hedging derivative are classified as operating cash flows.
     See Note 9 for more information regarding our hedging instruments.

     The following tables reflect the activity for the major classes of our assets and liabilities measured at fair value using level 3 inputs (in millions) for the three and nine months ended September 30, 2008:

	Auction Rate	Interest Rate
	Securities	Swaps	Total
Balance as of June 30, 2008	$307	$2	$309
Transfers in	—	—	—
Unrealized gains/(losses), net	1	(1)	—
Purchases, issuances and settlements, net	(3)		(3)

Balance as of September 30, 2008	$305	$1	$306

Balance as of December 31, 2007	$—	$—	$—
Transfers in	255	—	255
Unrealized gains/(losses), net	(13)	1	(12)
Purchases, issuances and settlements, net	63	—	63

Balance as of September 30, 2008	$305	$1	$306

New Accounting Pronouncements: In March 2008, the Financial Accounting Standards Board, or FASB, affirmed the consensus of FSP APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which applies to all convertible debt instruments that have a “net settlement feature”, which means instruments that by their terms may be settled either wholly or partially in cash upon conversion. Under FSP APB 14-a, the liability and equity components of convertible debt instruments that may be settled wholly or partially in cash upon conversion must be accounted for separately in a manner reflective of their issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FSP APB 14-a is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact adoption of FSP APB 14-a may have on our consolidated financial statements.
Note 2 — Stock-Based Compensation
     During the nine months ended September 30, 2008, the Company granted approximately 1.7 million restricted stock units under our Amended and Restated 2002 Stock Incentive Plan, at a weighted average grant date fair value of $6.15 per share. At September 30, 2008, 1.6 million restricted stock units were unvested with a weighted average grant date fair value of $6.26 per share.
Note 3 — Long-term Debt and Capital Lease Obligations
5.5% $201 million Convertible Debentures due 2038
          On June 4, 2008, we completed a public offering of $100.6 million aggregate principal amount of 5.5% Series A convertible debentures due 2038, or the Series A Debentures, and $100.6 million aggregate principal amount of 5.5% Series B convertible debentures due 2038, or the Series B Debentures, and collectively with the Series A Debentures, the Debentures. The Debentures are general senior obligations secured in part by an escrow account for each series. We deposited approximately $32 million of the net proceeds from the offering, representing the first six scheduled semi-annual interest payments on the Debentures, into escrow accounts for the exclusive benefit of the holders of each series of Debentures, which are reflected as restricted cash on our condensed consolidated balance sheets. The total net proceeds were approximately $165 million, after deducting underwriting fees and other transaction related expenses as well as the $32 million escrow deposit. Interest on the Debentures is payable semi-annually on April 15 and October 15. The first interest payment on the Debentures was made on October 15, 2008.
          Holders of the Series A Debentures may convert them into shares of our common stock at any time at a conversion rate of 220.6288 shares per $1,000 principal amount of Series A Debenture. Holders of the Series B Debentures may convert them into shares of our common stock at any time at a conversion rate of 225.2252 shares per $1,000 principal amount of Series B Debenture. The conversion rates are subject to adjustment should we declare common stock dividends or effect any common stock splits or similar transactions. If the holders convert the Debentures in connection with any fundamental corporate change that occurs prior to October 15, 2013 for the Series A Debentures or October 15, 2015 for the Series B Debentures, the applicable conversion rate may be increased depending upon our then current common stock price. The maximum number of shares of common stock into which all Debentures are convertible, including pursuant to this make-whole fundamental change provision, is 54.4 million shares. Holders who convert their Debentures prior to April 15, 2011 will receive, in addition to the number of shares of our common stock calculated at the applicable conversion rate, a cash payment from the escrow account for Debentures of the series converted equal to the sum of the remaining interest payments that would have been due on or before April 15, 2011 in respect of the converted Debentures.
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
          On June 4, 2008, in conjunction with the public offering of the Debentures described above, we also entered into a share lending agreement with Morgan Stanley & Co. Incorporated, an affiliate of the underwriter of the offering, or the share borrower, pursuant to which we lent approximately 44.9 million shares of our common stock. Under the share lending agreement, the share borrower sold the borrowed shares of JetBlue common stock in a registered public offering and used the short position resulting from the sale of the shares of our common stock to facilitate the establishment of hedge positions by investors in the Debentures offering. The common stock was sold at a price of $3.70 per share. Under the share lending agreement, the share borrower will be required to return the borrowed shares when the debentures are no longer outstanding. We did not receive any proceeds from the sale of the borrowed shares by the share borrower, but we did receive a nominal lending fee of $0.01 per share from the share borrower for the use of the borrowed shares.
          We evaluated the various embedded derivatives within the supplemental indenture for bifurcation from the Debentures under the provisions of SFAS No. 133, Emerging Issues Task Force Issue No. 01-6, “The Meanings of Indexed to a Company’s Own Stock”, or EITF 01-6, and Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, or EITF 00-19. Based upon our detailed assessment, we concluded these embedded derivatives were either (i) excluded from bifurcation as a result of being clearly and closely related to the Debentures or are indexed to our common stock and would be classified in stockholders’ equity if freestanding or (ii) the fair value of the embedded derivatives was determined to be immaterial.
     The net proceeds from our public offering of the Debentures described above were used for the repurchase of substantially all of our $175 million principal amount of 3.5% convertible notes due 2033, issued in July 2003, which became subject to repurchase at the holders’ option on July 15, 2008.

          In September 2008, approximately $1 million principal amount of the Debentures were voluntarily converted by holders. As a result, we issued 227,651 shares of our common stock. Through October 24, 2008, an additional $35 million principal amount of the Debentures were voluntarily converted by holders into 7,735,113 shares of our common stock. Cash payments from the escrow accounts related to these conversions were $5 million, and borrowed shares equivalent to the number of shares of our common stock issued upon these conversions were returned or are expected to be returned to us pursuant to the share lending agreement.
$110 million Line of Credit
     In July 2008, we obtained a line of credit with Citigroup Global Markets, Inc. which allows for borrowings of up to $110 million through July 20, 2009. Advances under this agreement will bear interest at the rate of Open Federal Funds rate plus 2.30%. This line of credit is secured by a majority of our auction rate securities, with total borrowings available subject to reduction should any of the collateral be sold, or should there be a significant drop in the fair value of the underlying collateral. Advances may be used to fund working capital requirements, capital expenditures or other general corporate purposes, except that they may not be used to purchase any securities or to refinance any debt. We have provided various representations, warranties and other covenants, including a covenant to maintain at least $300 million in cash and cash equivalents throughout the term of the agreement. The agreement also contains customary events of default. Upon the occurrence of an event of default, the outstanding obligations under the agreement may be accelerated and become due and payable immediately. In connection with this agreement, we agreed to release the lender from certain potential claims related to our ARSs in certain specified circumstances. There were no outstanding balances on this line of credit at September 30, 2008.
$250 million 3.75% Convertible Debt due 2035
     In September 2008, we repurchased a total of $53 million principal amount of our $250 million principal amount of 3.75% convertible debentures due 2035, issued in March 2005, for $40 million. The $12 million net gain from these transactions is recorded in interest income and other in the accompanying consolidated statements of operations. An additional $20 million principal amount of these debentures were repurchased in October 2008 for $14 million.
Other
     During the nine months ended September 30, 2008, we issued $317 million in fixed rate equipment notes due through 2023 and $79 million in floating rate equipment notes due through 2020, which are secured by nine Airbus A320 aircraft and four EMBRAER 190 aircraft. We also sold five owned Airbus A320 aircraft for $164 million and repaid $105 million in associated debt. Scheduled principal payments on our outstanding debt and capital leases for the nine months ended September 30, 2008 totaled $167 million. At September 30, 2008, the weighted average interest rate of all of our long-term debt was 5.1% and scheduled maturities were $75 million for the remainder of 2008, $158 million in 2009, $361 million in 2010, $164 million in 2011, $191 million in 2012 and $2.2 billion thereafter. These scheduled maturities assume that we will be required to repurchase our convertible debt at their next callable dates. The weighted average interest rate of our outstanding short-term borrowings at September 30, 2008 and December 31, 2007 was 4.5% and 6.7%, respectively.
Note 4 — JFK Terminal 5
     In November 2005, we executed a lease agreement with the Port Authority of New York and New Jersey, or the PANYNJ, for the construction and operation of a new terminal at New York’s John F. Kennedy International Airport or JFK, which the PANYNJ will own. We have evaluated this lease and have concluded that we bear substantially all of the construction period risk. As a result, we are considered the owner of the project for financial reporting purposes only and are required to reflect an asset and liability for in-process construction related to this project on our balance sheets. To date, we have paid $594 million in project costs and have capitalized $66 million in interest, which are reflected as Assets Constructed for Others as well as Other Property and Equipment in the accompanying condensed consolidated balance sheets. Reimbursements from the PANYNJ and financing charges totaled $590 million through September 30, 2008 and are reflected as Construction Obligation in our condensed consolidated balance sheet, net of $20 million in scheduled payments to the PANYNJ.
     In September 2008, the parking garage which was constructed as part of the project was completed and turned over to the PANYNJ. Since we have no further continuing involvement related to the parking garage, we have derecognized the related project costs and obligations that had been previously recognized on our balance sheets during the construction period. As a result, Assets Constructed for Others and Construction Obligations were both reduced by $71 million. On October 22, 2008, we opened our new terminal for operations. We expect that as a result of our continuing involvement in the terminal property that the project and related liability will remain on our balance sheets and accounted for as a financing.
     In September 2008, we incurred an $8 million asset write-off related to our temporary terminal building at JFK which was recorded following the decision to demolish this building after the opening of our new terminal instead of seeking alternate uses for it.
Note 5 — Comprehensive Loss
     Comprehensive loss includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting, and unrealized losses on our auction-rate securities that are classified as available for sale securities. The differences between net income (loss) and comprehensive income for each of these periods are as follows (dollars are in millions):

	Three Months Ended
	September 30,
	2008	2007
Net Income (Loss)	$(4)	$23

Aircraft Fuel Derivatives
Change in fair value (net of taxes, $52 and $5)	(102)	3
Reclassification into earnings (net of taxes, $13 and $3)	3	—

Interest Rate Swap Agreements
Change in fair value (net of taxes, $0 and $0)	(1)	—

Investment Securities
Unrealized losses (net of taxes, $0 and $0)	1	—

Comprehensive Income (Loss)	$(103)	$26

	Nine Months Ended
	September 30,
	2008	2007
Net Income (Loss)	$(19)	$22

Aircraft Fuel Derivatives
Change in fair value (net of taxes, $45 and $5)	(69)	7
Reclassification into earnings (net of taxes, $13 and $9)	20	14

Investment Securities
Unrealized losses (net of taxes, $5 and $0)	(8)	—

Comprehensive Income (Loss)	$(76)	$43

Note 6 — Earnings (Loss) Per Share
     The following table shows how we computed basic and diluted earnings (loss) loss per common share (dollars in millions; share data in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$(4)	$23	$(19)	$22
Effect of dilutive securities:
Interest on convertible debt, net of profit sharing and income taxes	—	1	—	—

Net income (loss) applicable to common stockholders after assumed conversion for diluted earnings per share	$(4)	$24	$(19)	$22

Denominator:
Weighted average shares outstanding for basic earnings (loss) per share	225,927	180,154	221,875	179,298
Effect of dilutive securities:
Employee stock options		3,992		4,795
Convertible debt		14,620		—
Unvested common stock		10		11

Adjusted weighted average shares outstanding and assumed conversions for diluted earnings (loss) per share	225,927	198,776	221,875	184,104

     As of September 30, 2008, a total of approximately 44.9 million shares of our common stock, which were lent to our share borrower pursuant to the terms of our share lending agreement as described in Note 2 above, are issued and outstanding for corporate law purposes, and holders of the borrowed shares have all the rights of a holder of our common stock. However, because the share borrower must return all borrowed shares to us (or identical shares or, in certain circumstances, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings (loss) per share.
     For the three and nine months ended September 30, 2008, a total of 56.4 million shares issuable upon conversion of our convertible debt were excluded from the diluted loss per share computation since the assumed conversion would be anti-dilutive. For the three and nine months ended September 30, 2007, 6.2 million shares and 20.8 million shares, respectively, were excluded. We have also excluded 27.9 million shares issuable upon exercise of outstanding stock options for the three and nine months ended September 30, 2008, respectively, from the diluted earnings (loss) per share computation since they were anti-dilutive. For the three and nine months ended September 30, 2007, 24.6 million and 20.9 million shares, respectively, were excluded.
Note 7 — Employee Retirement Plan
     We sponsor a retirement savings 401(k) defined contribution plan and a profit sharing plan, or the Plan. All employees are eligible to participate in the plan. Our contributions expensed for the Plan for the three months ended September 30, 2008 and 2007 were $10 million and $9 million, respectively, and contributions expensed for the Plan for the nine months ended September 30, 2008 and 2007 were $32 million and $30 million, respectively.
Note 8 — Commitments and Contingencies
     As of September 30, 2008, our firm aircraft orders consisted of 61 Airbus A320 aircraft, 71 EMBRAER 190 aircraft and 23 spare engines scheduled for delivery through 2016. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $140 million for the remainder of 2008, $365 million in 2009,

$300 million in 2010, $450 million in 2011, $925 million in 2012 and $2.9 billion thereafter.
     In September 2008, we announced the long-term lease of two of our owned EMBRAER 190 aircraft that have since been delivered to Azul Linhas Ae’reas Brasileiras, SA, or Azul, a new airline founded by David Neeleman, our former CEO and Chairman of the Board. One aircraft was leased in September and the other leased in October, each with a lease term of 12 years.
     In September 2008, we executed a purchase agreement relating to the sale of four new EMBRAER 190 aircraft scheduled with the initial delivery to us in the first quarter of 2009. The subsequent sales of these aircraft to a third party are scheduled to occur immediately after such aircraft are received by us. The purchase agreement is subject to various contingencies. We anticipate that all four of these EMBRAER 190 aircraft will eventually be operated by Azul, in addition to the two leased aircraft described above.
     During the nine months ended September 30, 2008, we entered into a sale and leaseback transaction for one EMBRAER 190 aircraft, a short-term operating lease for another EMBRAER 190 aircraft, as well as leases for certain other facilities and equipments. Future minimum lease payments associated with these operating leases totaled $48 million at September 30, 2008. These amounts are in addition to the minimum lease payments described in Note 3 to our audited financial statements included in our 2007 Form 10-K.
     We utilize several credit card processors to process our ticket sales. Our agreements with these processors do not contain covenants, but do generally allow the processor to withhold cash reserves to protect the processor for potential liability for tickets purchased, but not yet used for travel. We have not historically had cash reserves withheld; however, in June 2008, we issued a $35 million letter of credit, collateralized by cash, to one of our processors. In October 2008, this letter of credit was increased to $55 million. We may be required to issue additional collateral to our credit card processors and other key vendors in the future.
     On October 10, 2008, the Department of Transportation issued its final Congestion Management Rule for JFK and Newark International Airport. The rule continues caps on the number of scheduled operations that may be conducted during specific hours and prohibits airlines from conducting operations during those hours without obtaining a slot (authority to conduct a scheduled arrival or departure). In addition, the rule provides for the confiscation of 10% of the slots over a five year period currently held by carriers and reallocates them through an auction process, with the first auction scheduled to occur on January 13, 2009. The rule is being challenged in court and Congress is considering declaring the auction scheme to be illegal. We are participating in the litigation challenging the rule. If the challenge is unsuccessful and the auctions are permitted to proceed, we would likely lose a portion of our operating capacity at JFK, which would negatively impact our ability to fully utilize our new terminal and may result in increased competition, which could harm our business.
Note 9 — Financial Instruments and Risk Management
     We are exposed to the effect of changes in the price and availability of aircraft fuel. To manage this risk, we periodically enter into crude oil or heating oil option contracts and swap agreements. The following is a summary of our derivative contracts (in millions, except as otherwise indicated):

	2008	2007
At September 30:
Fair value of derivative instruments	$(50)	$25
Longest remaining term (months)	12	12
Hedged volume (barrels, in thousands)	3,237	2,778

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Hedge effectiveness net gains (losses) recognized in aircraft fuel expense	$22	$9	$105	$8
Hedge ineffectiveness net gains recognized in other income (expense)	1	1	2	5
Other hedge net gains recognized in other income (expense)	3	—	3	—
Percentage of actual consumption economically hedged	42%	53%	41%	62%
     In accordance with our fuel hedging agreements our counterparties may require us to fund all, or a portion of, our loss position on these contracts. The amount of margin, if any, is periodically adjusted based on the fair value of the fuel hedge contracts. At September 30, 2008, we had posted cash collateral with our counterparties totaling $27 million which was reflected as a reduction of our fuel hedge liability. Thru October 23, 2008, we had deposited an additional of $112 million in cash collateral with our aircraft fuel derivative counterparties as a result of the additional declines in oil prices. Assuming a range in crude oil prices of between $60 and $70 per barrel, our estimated cash collateral requirements related to our current aircraft fuel derivative instruments would be between $85 million and $100 million at December 31, 2008.
Note 10 — LiveTV
     During the nine months ended September 30, 2008, LiveTV installed in-flight entertainment systems for other airlines on 28 aircraft, bringing total installations of these systems for other airlines to 400 aircraft. Third-party revenues for the three months ended September 30, 2008 and 2007 were $17 million and $10 million, respectively, and third-party revenues for the nine months ended September 30, 2008 and 2007 were $44 million and $28 million, respectively. Deferred profit on hardware sales and advance deposits for future hardware sales included in non-current liabilities in the accompanying condensed consolidated balance sheets was $21 million and $29 million at September 30, 2008 and December 31, 2007, respectively. Deferred profit to be recognized as income on installations completed through September 30, 2008 will be approximately $2 million for the remainder of 2008, $6 million in 2009, $2 million in each of 2010 through 2012, and $5 million thereafter.
Note 11 — Stockholders’ Equity
     In January 2008, we completed a $301 million, net of transactions costs, equity offering to Deutsche Lufthansa AG, or Lufthansa. Under the terms of the agreement, Lufthansa purchased, in a private placement, approximately 42.6 million newly issued shares of JetBlue common stock, which represented approximately 19% of JetBlue’s then outstanding common stock. Under the terms of the agreement, a Lufthansa nominee, Christoph Franz, was appointed to the Board of Directors. The agreement was amended on May 27, 2008, to provide for the appointment of a second Lufthansa nominee, pursuant to which Stephan Gemkow, Lufthansa’s Chief Financial Officer, was appointed to our Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Outlook
     The domestic economy continued to be impacted by rising energy prices during the majority of the third quarter of 2008. More significantly, financial institutions in the U.S. and around the world were and continue to be severely impacted by the ongoing credit and liquidity crisis. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 which provides for the U.S. Treasury to purchase or manage up to $700 billion of troubled assets held by financial institutions. The significant distress experienced by financial institutions has had and may continue to have far reaching adverse consequences across many industries, including the airline industry. In response to high fuel prices and the uncertain economic conditions, we continued to carefully manage our fleet in the third quarter. We leased to an external party one of our owned EMBRAER 190 aircraft in the third quarter and a second in the fourth quarter. We also announced plans to sell four EMBRAER 190 aircraft following their delivery to us in 2009, subject to certain contingencies. We currently expect our operating fleet to consist of 107 Airbus A320 aircraft and 35 EMBRAER 190 aircraft at the end of 2008. We have sold five A320 aircraft thus far in 2008 and expect to sell an additional two A320s by the end of the year. These aircraft sales and leases reduce our near term capital funding requirements and our near term debt burden, allowing us to further preserve our liquidity. We may further slow our fleet growth through additional aircraft sales, leasing aircraft, returns of leased aircraft and/or deferral of aircraft deliveries.
     During the third quarter of 2008, we continued to moderate our growth plans and focus on managing our risk. We have reduced the pace of new market entry to just two new cities in 2008, a significant reduction compared to the 16 cities that we opened two years ago in 2006. We have continued to modify our existing route network through growth in the Caribbean by redeploying aircraft from our transcontinental markets into Puerto Rico and the Dominican Republic, which we expect will further strengthen our financial position as these markets have historically tended to generate higher revenue than mainland flights of a comparable distance. We also have one of the youngest and most fuel efficient fleets in the industry, with an average age of 3.5 years, which we believe gives us a competitive advantage.
     On October 22, 2008, we opened our new 26-gate terminal at John F. Kennedy International Airport, or JFK. Adjacent to this terminal is a 1,500 space parking structure and direct access to the AirTrain via a connection bridge. We believe that this new terminal with its modern amenities, concession offerings and passenger convenience will become as integral to the JetBlue Experience as our inflight entertainment systems.
     We expect our full-year operating capacity to increase approximately 0% to 2% over 2007 with the net addition of three Airbus A320 aircraft and five EMBRAER 190 aircraft to our operating fleet. We expect that the EMBRAER 190 aircraft will represent approximately 13% of our total 2008 operating capacity. Assuming fuel prices of $3.02 per gallon, net of effective hedges, our cost per available seat mile for 2008 is expected to increase 21% to 23% over 2007. We expect our full year operating margin to be between 2% and 4% and our pre-tax margin to be between negative 1% and 1%.
Results of Operations
     Our operating revenue per available seat mile for the quarter increased 21% over the same period in 2007. Our average fares for the quarter increased 11% over 2007 to $143, while our load factor declined 2.0 points to 84.0% from a year ago.
     Our on-time performance, defined by the Department of Transportation, or DOT, as arrival within 14 minutes of schedule, was 69.3% in the third quarter of 2008 compared to 73.7% for the same period in 2007, while our completion factor was 97.4% and 98.9% in 2008 and 2007, respectively.
Three Months Ended September 30, 2008 and 2007

     We reported a net loss of $4 million for the three months ended September 30, 2008, compared to net income of $23 million for the three months ended September 30, 2007. Loss per share was $0.02 for the third quarter of 2008 compared to diluted earnings per share of $0.12 for 2007. Our operating income for the three months ended September 30, 2008 was $22 million compared to $79 million for the same period last year, and our pre-tax margin decreased 6.5 points from 2007.
     Our third quarter 2008 and 2007 tax rates differ from the statutory rate due to the non-deductibility of certain items for tax purposes and the relationship of these items to our operating results for the quarter. The impact of these non-deductible items on our full-year operating results could result in our full year 2008 effective tax rate differing from that of our third quarter rate.
     Operating Revenues. Operating revenues increased 18%, or $137 million, over the same period in 2007 primarily due to a 13%, or $95 million, increase in passenger revenues. The increase in passenger revenues was largely attributable to a 13% increase in yield offset by a 2% decrease in capacity over the third quarter of 2007.
     Other revenue increased 81%, or $42 million, primarily due to higher change fee and excess baggage revenue resulting from more passengers and increased change fee rates. Other revenue also increased due to additional LiveTV third party revenues, the marketing component of TrueBlue point sales, reservation fees, rental income, and inflight sales.
     Operating Expenses. Operating expenses increased 28%, or $194 million, over the same period in 2007, primarily due to higher fuel prices. Operating capacity decreased 2% to 8.15 billion available seat miles. Operating expenses per available seat mile increased 32% to 10.80 cents for the three months ended September 30, 2008. Excluding fuel, our cost per available seat mile for the three months ended September 30, 2008 was 14% higher compared to the same period in 2007. In detail, operating costs per available seat mile were as follows (percent changes are based on unrounded numbers):

	Three Months Ended
	September 30,		Percent
	2008	2007	Change
	(in cents)
Operating expenses:
Aircraft fuel	4.84	2.98	62.6%
Salaries, wages and benefits	2.13	1.90	11.8%
Landing fees and other rents	.64	.54	18.7%
Depreciation and amortization	.66	.53	23.4%
Aircraft rent	.40	.37	5.3%
Sales and marketing	.45	.39	18.5%
Maintenance materials and repairs	.40	.30	34.1%
Other operating expenses	1.28	1.21	6.9%

Total operating expenses	10.80	8.22	31.5%

     Aircraft fuel expense increased 59%, or $145 million, due to a 61% increase in average fuel cost per gallon, or $149 million after the impact of fuel hedging, offset by a decrease of two million gallons of aircraft fuel consumed, resulting in $4 million less in fuel expense. Aircraft fuel prices continued to rise to record high levels, with our average fuel cost per gallon at $3.42 for the third quarter of 2008 compared to $2.13 for the third quarter of 2007. Cost per available seat mile increased 63% primarily due to the increase in fuel price.

     Salaries, wages and benefits increased 9%, or $14 million, due primarily to a 3% increase in average full-time equivalent employees. Cost per available seat mile increased 12% primarily due to inefficiencies associated with reductions in capacity.
     Landing fees and other rents increased 16%, or $8 million, due to higher landing fees and rental rates and a 2% increase in departures over 2007. Cost per available seat mile increased 19% due to higher rates.
     Depreciation and amortization increased 20%, or $10 million, primarily due to an $8 million asset write-off in 2008 as well as having a higher average of owned and capital leased aircraft in 2008. The asset write-off relates to our temporary terminal building at JFK and was recorded following the decision to demolish this building after the opening of our new terminal instead of seeking alternate uses for it. Cost per available seat mile increased 23% primarily as a result of the asset write-off.
     Aircraft rent increased 3%, or $1 million, due to three more aircraft leases in 2008 compared to the same period in 2007. Cost per available seat mile increased 5% when compared to the same period in 2007.
     Sales and marketing expense increased 16%, or $6 million, due to $4 million in higher credit card fees resulting from increased passenger revenues. The majority of our sales are booked through a combination of our website and our own reservation agents (77% and 10% in the third quarter of 2008, respectively). On a cost per available seat mile basis, sales and marketing expense increased 19% primarily due to higher credit card fees.
     Maintenance, materials and repairs increased 31%, or $7 million, due to an average of 11.5 additional more average operating aircraft in 2008 compared to the same period in 2007. Cost per available seat mile increased 34% primarily due to the gradual aging of our fleet, which results in additional repairs. Maintenance expense is expected to increase significantly as our fleet ages.
     Other operating expenses increased 4%, or $3 million, primarily due to taxes associated with the increase in fuel price, more LiveTV third-party customers and research and development related to LiveTV’s in-flight data connectivity. Other operating expenses include $2 million in gains on sales of aircraft in both 2007 and 2008. Other operating expenses in 2008 were further offset by $6 million for certain tax incentives. Cost per available seat mile increased 7% primarily due to additional LiveTV third-party customer installations and taxes associated with the increase in fuel price.
     Other Income (Expense). Interest expense increased 9%, or $6 million, primarily due to the impact of the $5 million make whole payments from escrow in connection with the partial conversion of a portion of our 5.5% convertible debentures due 2038 and the financing of 18 additional aircraft that resulted in $10 million of additional interest expense. These increases were offset by lower interest rates and debt retirements totaling $13 million. Interest expense also included an increased accretion in interest related to the construction obligation for our new terminal at JFK which was capitalized and accounted for the $4 million increase in capitalized interest.
     Interest income and other increased 65%, or $9 million, primarily due to $12 million in gains on the extinguishment of debt and $3 million in higher fuel hedging gains in 2008. These increases were partially offset by $6 million in less interest income due to lower interest rates and lower average cash and investment balances. We are unable to predict what the amount of accounting ineffectiveness will be related to our crude and heating oil derivative instruments each period, or the potential loss of hedge accounting, which is determined on a derivative-by-derivative basis, due to the volatility in the forward markets for these commodities.
Nine Months Ended September 30, 2008 and 2007

     We reported a net loss of $19 million for the nine months ended September 30, 2008 compared to net income of $22 million for the nine months ended September 30, 2007. Loss per share was $0.08 for the nine months ended September 30, 2008 compared to diluted earnings per share of $0.12 for 2007. Our operating income for the nine months ended September 30, 2008 was $60 million compared to $139 million for the same period in 2007 and our pre-tax margin decreased 3.2 points from 2007.
     Operating Revenues. Operating revenues increased 23%, or $474 million, over the same period in 2007 primarily due to a 19%, or $375 million, increase in passenger revenues. The increase in passenger revenues was largely attributable to a 15% increase in yield and 5% increase in capacity over 2007.
     Other revenue increased 69%, or $99 million, primarily due to higher change fee and excess baggage revenue resulting from more passengers and increased change fee rates. Other revenue also increased due to additional LiveTV third party revenues, the marketing component of TrueBlue point sales and higher rental income and inflight sales.
     Operating Expenses. Operating expenses increased 28%, or $553 million, over the same period in 2007, primarily due to higher fuel prices and increased capacity. Operating capacity increased 4.8% to 25 billion available seat miles as a result of having an average of 13.1 more operating aircraft in service during 2008. Operating expenses per available seat mile increased 22% to 10.10 cents for the nine months ended September 30, 2008. Excluding fuel, our cost per available seat mile for the nine months ended September 30, 2008 was 6% higher than the same period in 2007. In detail, operating costs per available seat mile were as follows (percent changes are based on unrounded numbers):

	Nine Months Ended
	September 30,		Percent
	2008	2007	Change
	(in cents)
Operating expenses:
Aircraft fuel	4.30	2.79	53.9%
Salaries, wages and benefits	2.08	2.03	3.0%
Landing fees and other rents	.61	.57	6.4%
Depreciation and amortization	.58	.54	6.6%
Aircraft rent	.39	.39	—
Sales and marketing	.47	.39	22.3%
Maintenance materials and repairs	.39	.33	19.4%
Other operating expenses	1.28	1.22	4.1%

Total operating expenses	10.10	8.26	22.3%

     Aircraft fuel expense increased 61%, or $407 million, due to a 53% increase in average fuel cost per gallon, or $372 million after the impact of fuel hedging, and 17 million more gallons of aircraft fuel consumed, resulting in $35 million of additional fuel expense. Aircraft fuel prices continued to rise to record high levels, with our average fuel cost per gallon at $3.08 for the nine months ended September 30, 2008 compared to $2.01 for the same period in 2007. Cost per available seat mile increased 54% primarily due to the increase in fuel price.
     Salaries, wages and benefits increased 8%, or $38 million, due primarily to a 6% increase in average full-time equivalent employees offset partially by higher wages paid during and after the February ice storm in 2007. Cost per available seat mile increased 3%.
     Landing fees and other rents increased 12%, or $16 million, due to a 6% increase in departures over 2007. Cost per available seat mile increased 6% due to higher landing fee and airport rental rates.

     Depreciation and amortization increased 12%, or $16 million, primarily due to an $8 million asset write-off in 2008 as well having an average of 13 more owned and capital-leased aircraft in 2008. Cost per available seat mile was 1% higher due to the asset write-off.
     Aircraft rent increased 5%, or $5 million, due to five more aircraft leases in 2008 compared to the same period in 2007. Cost per available seat mile remained unchanged when compared to the same period in 2007.
     Sales and marketing expense increased 28%, or $26 million, due to $14 million in higher credit card fees resulting from increased passenger revenues and $4 million in higher commissions attributable to increased bookings through global distribution systems, as well as $8 million in higher advertising costs in 2008. The majority of our sales are booked through a combination of our website and our own reservation agents (77% and 10% in 2008, respectively). On a cost per available seat mile basis, sales and marketing expense increased 22% primarily due to higher advertising costs.
     Maintenance, materials, and repairs increased 25%, or $19 million, due to a 10.3% increase average operating aircraft in 2008 compared to the same period in 2007. Cost per available seat mile increased 19% primarily due to the gradual aging of our fleet which results in additional repairs. Maintenance expense is expected to increase significantly as our fleet ages.
     Other operating expenses increased 9%, or $26 million, primarily due to taxes associated with the increase in fuel price, more LiveTV third-party customers and research and development related to LiveTV’s in-flight data connectivity. In addition, other operating expenses include $15 million and $2 million in gains on sale of aircraft in 2008 and 2007, respectively. Other operating expenses were further offset in 2008 by $6 million for certain tax incentives. Cost per available seat mile increased 4% primarily due to additional LiveTV third-party customer installations and taxes associated with the increase in fuel price.
     Other Income (Expense). Interest expense increased 4%, or $7 million, primarily due to the impact of partial conversion of our 5.5% convertible debentures due 2038 and the associated $5 million accelerated payment from escrow and the financing of 18 additional aircraft which resulted in $23 million of additional interest expense. These increases were partially offset by lower interest rates and debt retirements of $34 million. Interest expense also included an increased accretion in interest related to the construction obligation for our new terminal at JFK, which was capitalized and accounted for the $13 million increase in capitalized interest.
     Interest income and other increased 4%, or $2 million, due to $12 million in gains on the extinguishment of debt offset by lower interest income resulting from lower interest rates and lower average cash and investment balances.
     The following table sets forth our operating statistics for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended				Nine Months Ended
	September 30,		Percent		September 30,		Percent
	2008	2007	Change		2008	2007	Change
Operating Statistics:
Revenue passengers (thousands)	5,657	5,528		2.3	16,812	16,206	3.7
Revenue passenger miles (millions)	6,848	6,848		0.0	20,167	19,526	3.3
Available seat miles (ASMs) (millions)	8,154	8,355		(2.4)	24,932	23,791	4.8
Load factor	84.0%	82.0%	2.0	pts.	80.9%	82.1%	(1.2	) pts.
Breakeven load factor (1)	89.7%	78.0%	11.7	pts.	85.3%	81.5%	3.8	pts.
Aircraft utilization (hours per day)	11.7	13.0		(9.9)	12.4	12.9	(4.1)

Average fare	$142.55	$128.83		10.7	$138.80	$120.87	14.8
Yield per passenger mile (cents)	11.78	10.40		13.2	11.57	10.03	15.3
Passenger revenue per ASM (cents)	9.89	8.52		16.0	9.36	8.23	13.7
Operating revenue per ASM (cents)	11.07	9.16		20.8	10.34	8.84	16.9
Operating expense per ASM (cents)	10.80	8.22		31.5	10.10	8.26	22.3
Operating expense per ASM, excluding fuel (cents)	5.96	5.24		13.8	5.80	5.46	6.1
Airline operating expense per ASM (cents) (1)	10.56	8.11		10.3	9.87	8.17	20.8

Departures	51,125	50,233		1.8	155,626	146,320	6.4
Average stage length (miles)	1,132	1,161		(2.4)	1,134	1,128	0.5
Average number of operating aircraft during period	142.2	130.7		8.8	139.4	126.3	10.3
Average fuel cost per gallon	$3.42	$2.13		60.8	$3.08	$2.01	53.2
Fuel gallons consumed (millions)	115	117		(1.3)	348	331	5.3
Percent of sales through jetblue.com during period	76.9%	74.5%	2.4	pts.	76.9%	75%	1.9	pts.
Full-time equivalent employees at period end (1)					9,398	9,301	1.0

(1)	Excludes operating expenses and employees of LiveTV, LLC, which are unrelated to our airline operations.
Liquidity and Capital Resources
     At September 30, 2008, we had unrestricted cash and cash equivalents of $565 million compared to cash and cash equivalents of $190 million at December 31, 2007. Cash flows from operating activities were $109 million for the nine months ended September 30, 2008 compared to $287 million for the nine months ended September 30, 2007. The decrease in operating cash flows was primarily the result of the 53% higher price of fuel in 2008 compared to 2007. We rely primarily on operating cash flows to provide working capital. At September 30, 2008, we had one short-term borrowing facility for certain aircraft predelivery deposits and an undrawn $110 million line of credit secured by a majority of our auction rate securities which we obtained on July 21, 2008. At September 30, 2008, we had $20 million in borrowings outstanding under our aircraft pre-delivery deposit facility.
     Investing Activities. During the nine months ended September 30, 2008, capital expenditures related to our purchase of flight equipment included expenditures of $442 million for 13 aircraft and two spare engines, $45 million for flight equipment deposits and $6 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $50 million. Net cash provided by the purchase and sale of available-for-sale securities was $322 million and proceeds from the sale of five aircraft were $164 million. We posted $52 million in restricted cash that collateralizes letters of credit issued to certain of our business partners, including $35 million for our primary credit card processor.
     During the nine months ended September 30, 2007, capital expenditures related to our purchase of flight equipment included expenditures of $479 million for 15 aircraft and three spare engines, $84 million for flight equipment deposits and $9 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $48 million. Net cash provided by the purchase and sale of available-for-sale securities was $103 million. Other investing activities included the release of $72 million of restricted cash related to a collateralized letter of credit that we had posted in connection with our new terminal lease at JFK and the receipt of $33 million in proceeds from the sale of one aircraft.
     Financing Activities. Financing activities for the nine months ended September 30, 2008 consisted of (1) the issuance of approximately 42.6 million shares of common stock to Deutsche Lufthansa AG for approximately $301 million, net of transaction costs, (2) our public offering of $201 million aggregate principal amount of 5.5% convertible debentures due 2038, raising net proceeds of approximately $165 million after depositing $32 million in separate interest escrow accounts and issuance costs, (3) our issuance of $317 million in fixed equipment notes to banks and $92 million in floating rate equipment notes to banks secured by nine Airbus A320, four EMBRAER 190 aircraft and one spare engine, (4) repayment of $175 million principal amount of 3.5% convertible debt issued in 2003, (5) repayment of $104 million of debt in connection with the sale of five aircraft, (6) repurchase of $53 million principal amount of 3.75% convertible debentures due 2035 for $40 million, (7) scheduled maturities of $169 million of debt and capital lease obligations, (8) reimbursement of construction costs incurred for our new terminal at JFK of $104 million and (9) the sale and leaseback over 18 years of one EMBRAER 190 aircraft for $26 million by a U.S. leasing institution.
     Financing activities for the nine months ended September 30, 2007 consisted of (1) the sale and leaseback over 18 years of six EMBRAER 190 aircraft for $156 million by a U.S. leasing institution, (2) our issuance of $244 million in 12-year fixed rate equipment notes to various European banks secured by seven Airbus A320 aircraft, (3) our issuance of $69 million in 12-year floating rate equipment notes to various European banks secured by two Airbus A320 aircraft, (4) the financing of previously unsecured owned assets for $24 million, (5) scheduled maturities of $155 million of debt and capital lease obligations, (6) the repayment of $23 million of debt in connection with the sale of one Airbus A320 aircraft and (7) reimbursement of $185 million of construction costs incurred for our new terminal at JFK.
     We currently have an automatic shelf registration statement on file with the SEC relating to our sale, from time to time, of one or more public offerings of debt securities, pass-through certificates, common stock, preferred stock and/or other securities. The net proceeds of any securities we sell under this registration statement may be used to fund working capital and capital expenditures, including the purchase of aircraft and construction of facilities on or near airports. Through September 30, 2008, we had issued a total of $626 million in securities under this registration statement.
     In April 2008, we filed a prospectus supplement under our automatic shelf registration statement registering the shares of our common stock issued to Deutsche Lufthansa AG in January 2008. Such shares were registered pursuant to our obligations under our registration rights agreement with Deutsche Lufthansa AG. We will not receive the proceeds of any shares sold by Deutsche Lufthansa AG.
     Working Capital. We had a working capital deficit of $133 million at September 30, 2008, compared to a working capital deficit of $140 million at December 31, 2007. A working capital deficit is customary for airlines since air traffic liability is classified as a current liability.
     Our working capital includes the fair value of our fuel hedge derivatives, which was ($50) million at September 30, 2008 and $33 million at December 31, 2007. We reduced our September 30, 2008 liability associated with these instruments by posting $27 million in cash collateralized letters of credit with our counterparties. Also contributing to our working capital deficit is the classification of all of our auction rate securities, or ARSs, as long term assets at September 30, 2008.
     At December 31, 2007, we had $611 million invested in ARSs, which were included in short-term investments. Beginning in February 2008, the auctions for all of the ARSs then held by us, all of which are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government), were unsuccessful, resulting in our continuing to hold them beyond their typical auction reset dates. As a result of the illiquidity in the market following the auction failures, we have recorded a temporary impairment charge of $13 million through other comprehensive income related to the ARSs we hold, bringing the carrying value at September 30, 2008 to $305 million. Since we are unable to predict when liquidity will return to the ARS market, or whether issuers will call their securities, we classified all of our ARSs as long term investments to match the contractual maturities of the underlying securities and the assumptions used to estimate their fair values at September 30, 2008. We do not presently believe we are at risk of default for our ARSs due to the nature and guarantees of the underlying collateral; however, we will continue to evaluate the market factors in subsequent periods.
     During the quarter, various regulatory agencies began investigating the sales and marketing activities of the banks and broker-dealers that sold the ARSs, alleging violations of federal and state laws in connection with these activities. One of the two broker-dealers has announced preliminary settlements under which they will repurchase the ARSs at par at a future date. We will continue to account for our ARSs in the same manner as set forth above until any such settlements are finalized.
     We expect to meet our obligations as they become due through available cash, investment securities and internally generated funds, supplemented as necessary by debt and/or equity financings and proceeds from sale-leaseback transactions. We expect to generate positive working capital through our operations and the planned sale of three additional Airbus A320 aircraft throughout the rest of 2008 and four in 2009; however, our ability to sell these aircraft is dependent on factors outside of our control, including the ability of the prospective purchasers to obtain third-party financing. We may sell or lease additional aircraft in the future, should conditions warrant. Assuming that we utilize the predelivery short-term borrowing facility available to us, as well as our July 2008 $110 million line of credit, we believe that our working capital will be sufficient to meet our cash requirements for at least the next 12 months. However, we cannot predict what the effect on our business might be from the extremely competitive environment we are operating in or from events that are beyond our control, such as volatile fuel prices, the global credit and liquidity crisis, weather-related disruptions, the impact of airline bankruptcies or consolidations, U.S. military actions or acts of terrorism.
Contractual Obligations
     Our noncancelable contractual obligations at September 30, 2008, include the following (in millions):

	Payments due in
	Total	2008	2009	2010	2011	2012	Thereafter
Long-term debt and capital lease obligations (1)	$4,203	$121	$321	$511	$301	$320	$2,629
Lease commitments	2,033	59	217	195	180	161	1,221
Flight equipment obligations	5,110	140	365	300	450	925	2,930
Short-term borrowings	20	20	—	—	—	—	—
Financing obligations and other (2)	3,878	59	153	141	157	198	3,170

Total	$15,244	$399	$1,056	$1147	$1,088	$1,604	$9,950

(1)	Includes actual interest and estimated interest for floating-rate debt based on September 30, 2008 rates. These obligations assume that we will be required to repurchase our convertible debt at their new callable dates.

(2)	Amounts include noncancelable commitments for the purchase of goods and services.
     There have been no material changes in the terms of our debt instruments from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources included in our 2007 Form 10-K. We are not subject to any financial covenants in any of our debt obligations, except for the requirement to maintain $300 million in cash and cash equivalents related to our $110 million line of credit agreement entered into in July 2008. We have $98 million of restricted cash pledged under standby letters of credit related to certain of our leases, credit card processors and other business partners.
     As of September 30, 2008, we operated a fleet of 106 Airbus A320 aircraft and 35 EMBRAER 190 aircraft, of which 82 were owned, 55 were leased under operating leases and four were leased under capital leases. We had also taken delivery of one Airbus A320 aircraft, which was not yet placed into revenue service and we had removed one Airbus A320 aircraft from revenue service to prepare it for sale. The average age of our operating fleet was 3.5 years at September 30, 2008. As of September 30, 2008, we had on order 61 Airbus

A320 aircraft and 71 EMBRAER 190 aircraft with options to acquire 22 additional Airbus A320 aircraft and 86 additional EMBRAER 190 aircraft as follows:

	Firm			Option
	Airbus	EMBRAER		Airbus	EMBRAER
Year	A320	190	Total	A320	190	Total
Remainder of 2008	3	1	4	—	—	—
2009	3	8	11	—	—	—
2010	3	3	6	—	8	8
2011	5	4	9	3	11	14
2012	13	10	23	4	12	16
2013	13	12	25	7	14	21
2014	12	12	24	4	21	25
2015	9	11	20	4	20	24
2016	—	10	10	—	—	—

	61	71	132	22	86	108

     In September 2008, we executed a purchase agreement relating to the sale of four new EMBRAER 190 aircraft scheduled for initial delivery to us in the first quarter of 2009. The subsequent deliveries of these aircraft to a third party are scheduled to occur immediately after such aircraft are received by us, subject to certain contingencies. The impact of these sales is not reflected in the table above. Committed expenditures for our 132 firm aircraft and 23 spare engines include estimated amounts for contractual price escalations and predelivery deposits. Debt financing has been arranged for all of our aircraft deliveries scheduled for 2008 and 2009, except for the four EMBRAER 190 aircraft we plan to sell. Although we believe that debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot give assurance that we will be able to secure financing on terms attractive to us, if at all, which may require us to modify our aircraft acquisition plans. Capital expenditures for facility improvements, spare parts and ground purchases are expected to be approximately $40 million for the remainder of 2008.
     In November 2005, we executed a 30-year lease agreement with The Port Authority of New York and New Jersey, or the PANYNJ, for the construction and operation of a new terminal at JFK, which we began to operate in October 2008. For financial reporting purposes only, this lease is being accounted for as a financing obligation because we do not believe we qualify for sale-leaseback accounting due to our continuing involvement in the property following the construction period. JetBlue has committed to rental payments under the lease, including ground rents for the new terminal site, which began on lease execution and are included as part of “lease commitments” in the contractual obligations table above. Facility rents are anticipated to commence upon the date of our beneficial occupancy of the new terminal and are included as part of “financing obligations and other” in the contractual obligations table above.
     JetBlue utilizes several credit card companies to process ticket sales. Although our credit card processing agreements do not contain any financial covenants, they do allow for the processors to maintain cash reserves or other collateral until air travel is provided. We currently maintain $55 million in reserves with one of our primary processors in the form of a letter of credit. Should our credit card processors require additional reserves, the negative impact on our liquidity, depending on the amount of required additional reserves, could be significant, which could adversely affect our business.
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
Critical Accounting Policies and Estimates
     There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates included in our 2007 Form 10-K.
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

Other Information
     Recent Awards. In September 2008, JetBlue was named as having the Best Inflight Experience in the Americas for the second straight year at the World Airline Entertainment Association’s annual Aviation Awards.
     Forward-Looking Information. This report contains forward-looking statements relating to future events and our future performance, including, without limitation, statements regarding financial forecasts or projections, our expectations, beliefs, intentions or future strategies, that are signified by the words “expects”, “anticipates”, “intends”, “believes”, “plans”, or similar language. Our actual results and the timing of certain events could differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date of this report. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change prior to the end of each quarter or year. Although these expectations may change, we may not inform you if they do.
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
     Aircraft Fuel. As of September 30, 2008, we had hedged approximately 53% of our expected remaining 2008 fuel requirements using heating oil swaps. Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the September 30, 2008, cost per gallon of fuel, including the effects of our fuel hedges. Based on our projected twelve month fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $147 million, compared to an estimated $110 million for 2007 measured as of September 30, 2007. See Note 9 to our unaudited condensed consolidated financial statements for additional information.
     Fixed Rate Debt. On September 30, 2008, our $398 million aggregate principal amount of convertible debt had an estimated fair value of $386 million, based on quoted market prices.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

     We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2008.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
     The following is an update to Item 1A — Risk Factors contained in our 2007 Form 10-K. For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to our 2007 Form 10-K.
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
     A substantial percentage of our marketable securities portfolio is invested in highly rated auction rate securities. Auction rate securities are securities that are structured to allow for short-term interest rate resets but with contractual maturities that can be well in excess of ten years. At the end of each reset period, investors can sell or continue to hold the securities at par. Beginning in February 2008, due to current conditions in the credit markets, the auction process for all of our auction rate securities failed, which resulted in the interest rates on these investments resetting to predetermined rates that were, in some instances, lower than current market rates. We will not be able to liquidate our investments in these types of securities until a future auction is successful, the issuer redeems the securities, a buyer is found outside the auction process, the securities mature, or there is a default that requires immediate repayment by the issuer. Continued failure of auctions could adversely impact the liquidity of our investments, and if one or more of the issuers of the auction rate securities in our portfolio cannot successfully close future auctions or their credit ratings deteriorate, we may be required to adjust the carrying value of these investments through an impairment charge, which may be material.
     Our business is highly dependent on the price and availability of fuel.
     Fuel costs, which have been at unprecedented high levels, comprise a substantial portion of our total operating expenses and the cost of fuel is our single largest operating expense. Our 2007 average fuel price, including the impact of fuel hedging, increased 97% from 2004, which has adversely affected our operating results. Crude oil and fuel prices in 2008 have continued to increase through September 2008. Moreover, crude oil and fuel prices have become quite volatile, with the spot price of crude oil dropping over 50% at the beginning of the fourth quarter from the historic high observed in the second quarter of 2008. Historically, fuel costs have been subject to wide price fluctuations based on geopolitical factors and supply and demand. The availability of fuel is dependent on oil refining capacity. When even a small amount of the domestic or global oil refining capacity becomes unavailable, supply shortages can result for extended periods of time. The availability of fuel is also affected by demand for home heating oil, gasoline and other petroleum products, as well as crude oil reserves, dependence on foreign imports of crude oil and potential hostilities in oil producing areas of the world. Because of the effects of these factors on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty.

     Our aircraft fuel purchase agreements do not protect us against price increases or guarantee the availability of fuel. Additionally, some of our competitors may have more leverage than we do in obtaining fuel. We have and may continue to enter into crude oil and heating oil option contracts and swap agreements to partially protect against significant increases in fuel prices; however, such contracts and agreements do not completely protect us against price increases, are limited in fuel volume and duration and can be less effective during volatile market conditions. Because of the rapid decline in spot prices at the end of the third quarter and into the fourth quarter of 2008, our counterparties have required us to fund the margin associated with our loss position on these contracts. Should we continue to hold these instruments and the market decline further, the required margin calls could be significant, which could materially adversely affect our liquidity and financial condition.
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
     As of September 30, 2008, our debt of $3.14 billion accounted for 71% of our total capitalization. In addition to long-term debt, we have a significant amount of other fixed obligations under leases related to our aircraft, airport terminal space, other airport facilities and office space. As of September 30, 2008, future minimum payments under noncancelable leases and other financing obligations were approximately $2.92 billion for the remainder of 2008 through 2012 and an aggregate of $7.64 billion for the years thereafter. We have also constructed a new terminal at JFK, which is being operated under a 30-year lease with the PANYNJ. The minimum payments under this lease will be accounted for as a financing obligation and have been included in the totals above.
     As of September 30, 2008, we had commitments of approximately $5.11 billion to purchase 132 additional aircraft and other flight equipment over the next eight years, including estimated amounts for contractual price escalations. We will incur additional debt and other fixed obligations as we take delivery of new aircraft and other equipment and continue to expand into new markets. We typically finance our aircraft through either secured debt or lease financing. The impact on financial institutions from the current global credit and liquidity crisis may adversely affect the availability and cost of credit to JetBlue as well as to prospective purchasers of our aircraft that we undertake to sell in the future, including financing commitments that we have already obtained for purchaser of new aircraft purchases or purchase commitments that we have received from prospective purchasers of aircraft owned by us. There can be no assurance that governmental responses to the disruptions in the financial markets will stabilize the markets or increase liquidity and the availability of credit. Although we believe that debt and/or lease financing should be available for our aircraft deliveries and to prospective purchases of our aircraft, we cannot assure you that we or they will be able to secure such financing on terms acceptable to us or the, or at all, any of which could harm our business.
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
     Our ability to make scheduled payments on our debt and other fixed obligations will depend on our future operating performance and cash flows, which in turn will depend on prevailing economic and political conditions and financial, competitive, regulatory, business and other factors, many of which are beyond our control. We are principally dependent upon our operating cash flows to fund our operations and to make scheduled payments on debt and other fixed obligations. We cannot assure you that we will be able to generate sufficient cash flows from our operations to pay our debt and other fixed obligations as they become due, and if we fail to do so our business could be harmed. If we are unable to make payments on our debt and other fixed obligations, we could be forced to renegotiate those obligations or obtain additional equity or other forms of additional financing. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our growth strategy. We cannot assure you that our renegotiation efforts would be successful or timely or that we could refinance our obligations on acceptable terms, if at all.
     Our business is highly dependent on the New York metropolitan market and increases in competition or congestion or a reduction in demand for air travel in this market, or our inability to operate reliably out of our new terminal at JFK or governmental reduction of our operational capacity at JFK would harm our business.
     We are highly dependent on the New York metropolitan market where we maintain a large presence with approximately 66% of our daily flights having JFK, LaGuardia, Newark, Westchester County Airport or Newburgh’s Stewart International Airport as either their origin or destination. We have experienced a significant increase in flight delays and cancellations at JFK due to airport congestion, which has adversely affected our operating performance and results of operations. Our business could be further harmed by an increase in the amount of direct competition we face in the New York metropolitan market or by continued or increased congestion, delays or cancellations. Our business would also be harmed by any circumstances causing a reduction in demand for air transportation in the New York metropolitan area, such as adverse changes in local economic conditions, negative public perception of New York City, terrorist attacks or significant price increases linked to increases in airport access costs and fees imposed on passengers.
     On October 22, 2008, we commenced operations out of Terminal 5, a new 26-gate terminal at JFK, which we have been constructing since 2005 under a 30-year lease with the PANYNJ. Any non-performance of this building’s critical systems, such as baggage sortation, information technology or customer notification systems, could negatively affect our operations and harm our business.
     On October 10, 2008, the Department of Transportation issued its final Congestion Management Rule for JFK and Newark International Airport. The rule continues caps on the number of scheduled operations that may be conducted during specific hours and prohibits airlines from conducting operations during those hours without obtaining a slot (authority to conduct a scheduled arrival or departure). In addition, the rule provides for the confiscation of 10% of the slots over a five year period currently held by carriers and reallocates them through an auction process, with the first auction scheduled to occur on January 13, 2009. The rule is being challenged in court and Congress is considering declaring the auction scheme to be illegal. We are participating in the litigation challenging the rule. If the challenge is unsuccessful and the auctions are permitted to proceed, we would likely lose a portion of our operating capacity at JFK, which would negatively impact our ability to fully utilize our new terminal and may result in increased competition, which could harm our business.
Item 6. Exhibits.
     Exhibits: See accompanying Exhibit Index included after the signature page of this report for a list of the exhibits filed or furnished with this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date: October 24, 2008	By:	/s/ EDWARD BARNES

Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit
10.1*	Amendment No. 5 to Purchase Agreement DCT-025/2003, dated as of July 18, 2008, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation.

10.2*	Amendment No. 5 to Letter Agreement DCT-026/2003, dated as of March 6, 2008, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation.

10.3*	Amendment No. 6 to Letter Agreement DCT-026/2003, dated as of July 18, 2008, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32	Certification Pursuant to Section 1350, furnished herewith.

*	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the SEC.