Form 10-K
period 2008-12-31
JETBLUE AIRWAYS CORP
filed 2009-02-13
CIK 1158463

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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

(718) 286-7900
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, $0.01 par value	The NASDAQ Global Select Market
Participating Preferred Stock Purchase Rights

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $837,900,000 (based on the last reported sale price on the NASDAQ Global Select Market on that date). The number of shares outstanding of the registrant’s common stock as of January 31, 2009 was 271,814,559 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

i

FORWARD-LOOKING INFORMATION

Statements in this Form 10-K (or otherwise made by JetBlue or on JetBlue’s behalf) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which represent our management’s beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, and our expectations, beliefs, intentions or future strategies that are signified by the words “expects”, “anticipates”, “intends”, “believes”, “plans” or similar language. These forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from those expressed in the forward-looking statements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change prior to the end of each quarter or year. Although these expectations may change, we may not inform you if they do.

You should understand that many important factors, in addition to those discussed or incorporated by reference in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Potential factors that could affect our results include, in addition to others not described in this report, those described in Item 1A of this report under “Risks Related to JetBlue” and “Risks Associated with the Airline Industry.” In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur.

ii

ITEM 1.	BUSINESS

Overview

JetBlue Airways Corporation is a passenger airline that we believe has established a new airline category — a “value airline” — based on service, style, and cost. Known for its award-winning customer service and free TV as much as for its low fares, JetBlue believes it offers its customers the best coach product in markets it serves, with a strong core product and reasonably priced optional upgrades. JetBlue operates primarily on point-to-point routes with its fleet of 107 Airbus A320 aircraft and 35 EMBRAER 190 aircraft — the youngest and most fuel-efficient fleet of any major U.S. airline. As of December 31, 2008, we served 52 destinations in 19 states, Puerto Rico, Mexico and five countries in the Caribbean and Latin America. Most of our flights have as an origin or destination, one of our focus cities: Boston, Fort Lauderdale, Los Angeles/Long Beach, New York/JFK, or Orlando. By the end of 2008, we operated on average 600 daily flights. For the year ended December 31, 2008, JetBlue was the 7th largest passenger carrier in the United States based on revenue passenger miles as reported by those airlines. As used in this Form 10-K, the terms “JetBlue”, “we”, “us”, “our” and similar terms refer to JetBlue Airways Corporation and its subsidiaries, unless the context indicates otherwise.

JetBlue was incorporated in Delaware in August 1998 and commenced service February 11, 2000. Our principal executive offices are located at 118-29 Queens Boulevard, Forest Hills, New York 11375 and our telephone number is (718) 286-7900. Our filings with the Securities and Exchange Commission, or the SEC, are accessible free of charge at our website http://investor.jetblue.com. Information contained on our website is not incorporated by reference in this report.

Our Value Proposition

Our mission is to bring humanity back to air travel. We do this by offering what we believe to be the best domestic coach product, and giving our customers more value with their purchase. The elements of our value proposition include:

High Quality Service and Product.  Onboard JetBlue, customers enjoy a distinctive flying experience, which we refer to as the “JetBlue Experience,” that includes friendly, award-winning, customer service-oriented employees, new aircraft, roomy leather seats with lots of legroom, 36 channels of free DirecTV®, 100 channels of free XM satellite radio and premium movie channel offerings from JetBlue Features®, our source of first run films from multiple major movie studios and other entertainment features available for purchase. Our onboard offerings include free and unlimited brand name snacks and beverages, premium beverages and specially-designed products for our overnight flights. Our customers have told us that the JetBlue Experience is an important reason why they choose us over other airlines.

We strive to communicate openly and honestly with customers about delays and service disruptions. We introduced the JetBlue Airways Customer Bill of Rights in 2007, which provides for compensation to customers who experience avoidable inconveniences (and some unavoidable circumstances) and commits us to perform at high service standards and holds us accountable if we do not. We are the first and currently the only major airline to provide such a fundamental benefit for our customers. In 2008, we completed 98.4% of our scheduled flights. Unlike most other airlines, we have a policy of not overbooking our flights.

All of our aircraft are equipped with leather seats in a comfortable single class layout. Our Airbus A320 aircraft, with 150 seats, has a wider cabin than both the Boeing 737 and 757, two types of aircraft operated by many of our competitors. Our Airbus A320 cabin has at least 34 inches of seat pitch at every seat and as much as 38 inches of seat pitch in our Even More Legroom rows, providing the most legroom in coach of all U.S. airlines. Our EMBRAER 190 aircraft each have 100 seats that are wider than industry average for this type of aircraft, arranged in a two-by-two seating configuration with either 32 or 33 inches between rows of seats. We strive to continually enhance and refine our product based on customer and crewmember feedback.

In 2008, we introduced refundable fares and new payment options for our customers, and also launched jetblue.com en español, a Spanish version of our website, http://hola.jetblue.com/enes/.

Low Operating Costs.  Our cost structure has allowed us to offer fares lower than many of our competitors. For the year ended December 31, 2008, our cost per available seat mile, excluding fuel, of 5.94 cents is among the lowest reported by all other major U.S. airlines. Some of the factors that contribute to our competitive unit costs are:

•	High aircraft utilization. By scheduling and operating our aircraft efficiently, we are able to spread our fixed costs over a greater number of flights and available seat miles. For the year ended December 31, 2008, our aircraft operated an average of 12.1 hours per day, which we believe is the highest among all major U.S. airlines. Our airport operations allow us to schedule our aircraft with minimum ground time.

•	Low distribution costs. Our distribution costs are low for several reasons. We use only electronic tickets, which saves paper, postage, employee time and back-office processing expense. For the year ended December 31, 2008, 77% of our sales were booked on www.jetblue.com, our least expensive form of distribution, while 10% were booked through our home-based reservation agents.

•	Productive workforce. Our employee efficiency results from flexible and productive work rules, effective use of part-time employees and the use of technology to automate tasks. For example, most of our reservation agents work from their homes, providing better scheduling flexibility and allowing employees to customize their desired schedules. We are continually looking for ways to make our workforce more efficient through the use of technology without compromising our commitment to customer service.

•	New and efficient aircraft. We maintain a fleet consisting of only two types of aircraft, the Airbus A320 and the EMBRAER 190, which, with an average age of only 3.6 years, is the youngest fleet of any major U.S. airline. We believe that operating a young fleet, which employs the latest technologies, results in our aircraft being more efficient and dependable than older aircraft. We operate the world’s largest fleet of Airbus A320 aircraft, and have the best dispatch reliability of all U.S major Airbus A320 aircraft operators. Operating only two types of newer aircraft types results in cost savings over our competitors who operate more aircraft types as maintenance processes are simplified, spare parts inventory requirements are reduced, scheduling is simplified and training costs are lower.

Brand Strength.  We believe that we have created a widely recognized brand that differentiates us from our competitors and identifies us as a safe, reliable, value-added airline focused on customer service and providing a high quality travel experience. Similarly, we believe that customer awareness of our brand has contributed to the success of our marketing efforts, and enables us to market ourselves as a preferred marketing partner with companies across many different industries. In 2008, we were voted “Top Low Cost Airline for Customer Satisfaction” by J.D. Power and Associates for the fourth consecutive year. We also earned distinctions as the “Best Large Domestic Airline (economy class)”, “Best Inflight Entertainment (domestic flights)” and “Most Eco-friendly Airline” in the 2008 Zagat Airline Survey. Additionally, the JetBlue Experience won us “Best In-Seat Comfort-Domestic Airline” and “Best Onboard Entertainment-Domestic Airline” from the 2008 Smarter Traveler Readers’ Choice Awards and, for the second year in a row, the “Best Inflight Entertainment Experience in the Americas” by the World Airline Entertainment Association Avion Awards.

Strength of Our People.  We believe that we have developed a strong and vibrant service-oriented company culture built around our five key values: safety, caring, integrity, fun and passion. Our success depends on our ability to continue hiring and retaining people who are friendly, helpful, team-oriented and committed to delivering the JetBlue Experience to our customers. Our culture is reinforced through an extensive orientation program for our new employees, which emphasizes the importance of customer service, productivity and cost control. We also provide extensive training for our employees, including a leadership program and other training that emphasizes the importance of safety.

None of our employees are currently unionized. We believe that a direct relationship with JetBlue leadership, and not third-party representation, is in the best interests of our employees. In November 2008, the JetBlue Pilots Association, or JBPA, filed a petition with the National Mediation Board, or NMB, seeking to become the collective bargaining representative of our pilots. The NMB held an election, and the votes were counted on February 3, 2009. JBPA failed to obtain the required number of votes for union representation, and thus the pilots, like the rest of our employees, remain non-union and retain their direct relationship with JetBlue.

We enter into individual employment agreements with each of our Federal Aviation Administration, or FAA, licensed employees, which consist of pilots, dispatchers and technicians. Each employment agreement is for a term of five years and automatically renews for an additional five-year term unless the employee elects not to renew it. Pursuant to these agreements, these employees can only be terminated for cause. In the event of a downturn in our business that would require a reduction in work hours, we are obligated to pay these employees a guaranteed level of income and to continue their benefits. In addition, we provide what we believe to be industry-leading job protection language in the agreements in the event of a merger or acquisition scenario, including the establishment of a legal defense fund to utilize for seniority integration negotiations. We also stipulate that stapling as part of a seniority integration plan is not acceptable and not permitted for our pilots, dispatchers and technicians.

Our full-time equivalent employees at December 31, 2008 consisted of 1,745 pilots, 1,938 flight attendants, 3,079 airport operations personnel, 441 technicians, whom others refer to as mechanics, 699 reservation agents, and 2,350 management and other personnel. At December 31, 2008, we employed 8,902 full-time and 2,950 part-time employees.

Our leadership team has extensive and diverse airline industry experience, and strives to communicate on a regular basis with all JetBlue employees, keeping them informed about JetBlue events and soliciting feedback for ways to improve our service, teamwork and employees’ work environment.

Well-Positioned in New York Metropolitan Area, the Nation’s Largest Travel Market.

Since 2000, the majority of our operations have originated in New York City, the nation’s largest travel market. We are the largest airline at New York’s John F. Kennedy International Airport, or JFK, as measured by passengers and, by the end of 2008, our domestic operations at JFK were almost equal to those of all other airlines combined. In addition to JFK, we serve Newark’s Liberty International Airport, New York’s LaGuardia Airport, Newburgh, New York’s Stewart International Airport and White Plains, New York’s Westchester County Airport. JFK is New York’s largest airport, with an infrastructure that includes four runways, large facilities and a convenient direct light-rail connection to the New York City subway system and the Long Island Rail Road. In October 2008, after three years of construction, we commenced operations at our new 26-gate terminal at JFK’s Terminal 5. Terminal 5 has an optimal location with convenient access to active runways, which we believe will increase the efficiency of our operations. We believe that this new terminal with its modern amenities, concession offerings and passenger convenience will become as integral to the JetBlue Experience as our in-flight entertainment systems. Operating out of the nation’s largest travel market does make us susceptible to certain operational constraints.

Our Industry

The passenger airline industry in the United States has traditionally been dominated by the major U.S. airlines, the largest of which are American Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines, Southwest Airlines, United Air Lines and US Airways. The U.S. Department of Transportation, or DOT, defines the major U.S. airlines as those airlines with annual revenues greater than $1 billion. There are currently 18 passenger airlines meeting that standard. These airlines offer scheduled flights to most large cities within the United States and abroad and also serve numerous smaller cities. The six largest major U.S. airlines, other than Southwest, have adopted the traditional “hub and spoke” network route system, or traditional network. This type of system concentrates most of an airline’s operations at a limited number of hub cities, serving the majority of other destinations in the system by providing one-stop or connecting service through the hub.

Regional airlines, such as SkyWest Airlines and Mesa Airlines, typically operate smaller aircraft on lower volume routes than do traditional network airlines. Regional airlines typically enter into relationships with one or more traditional network airlines under which the regional airline agrees to use its smaller aircraft to carry passengers booked and ticketed by the traditional network airline between their hubs and a smaller outlying city. There are currently six regional U.S. airlines within the “major” designation.

Low-cost airlines largely developed in the wake of deregulation of the U.S. airline industry in 1978, which permitted competition on many routes for the first time. Southwest Airlines pioneered the low-cost model, which enabled it to offer fares that were significantly lower than those charged by traditional network airlines. Excluding JetBlue, there are currently three low-cost major U.S. airlines.

Following the September 11, 2001 terrorist attacks, low-cost airlines were able to fill a significant capacity void left by traditional network airline flight reductions. Lower fares and increased low-cost airline capacity created an unprofitable operating environment for the traditional network airlines. Since 2001, the majority of traditional network airlines have undergone significant financial restructuring, including bankruptcies, mergers and consolidations. These restructurings have allowed them to reduce labor costs, restructure debt, terminate pension plans and generally reduce their cost structure, increase workforce flexibility and provide innovative offerings similar to those of the low-cost airlines, while still maintaining their expansive route networks, alliances and frequent flier programs. Although our costs remain lower than those of our largest competitors, the difference in the cost structures, and the competitive advantage previously enjoyed by low-cost airlines, has diminished.

Competition

The airline industry is highly competitive. Airline profits are sensitive to even slight changes in fuel costs, average fare levels and passenger demand. Passenger demand and fare levels historically have been influenced by, among other things, the general state of the economy, international events, industry capacity and pricing actions taken by other airlines. The principal competitive factors in the airline industry are fares, customer service, routes served, flight schedules, types of aircraft, safety record and reputation, code-sharing relationships, capacity, in-flight entertainment systems and frequent flyer programs.

Our competitors and potential competitors include traditional network airlines, low-cost airlines, regional airlines and new entrant airlines, including a new business model known as the “ultra low cost” carrier. Six of the other major U.S. airlines are generally larger, have greater financial resources and serve more routes than we do. Our competitors also use some of the same advanced technologies that we do, such as ticketless travel, laptop computers in the cockpit and website bookings. Since deregulation of the airline industry in 1978, there has been consolidation in the domestic airline industry. In 2006 and 2007, the U.S. airline industry experienced significant consolidation and several airlines filed for bankruptcy protection with further consolidation and liquidation occurring in 2008, largely as a result of high fuel costs and continued strong competition. At least eight airlines that operated from the U.S. ceased operations during 2008 and the merger of Delta and Northwest became final, which created the world’s largest airline. Further industry consolidations or restructurings could result in our competitors having a more rationalized route structure and lower operating costs, which could enable them to compete more aggressively.

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

During 2008, most traditional network airlines continued to increase capacity on their international routes while reducing domestic and Caribbean capacity. Virgin America continued to expand in routes that compete directly with us, although other carriers substantially reduced capacity in a number of our markets. We are encouraged by continued capacity discipline across the industry and expect it to continue through 2009, and we believe the capacity cuts will help offset the impact of the recessionary environment.

Airlines also frequently participate in marketing alliances, which generally provide for code-sharing, frequent flyer program reciprocity, coordinated flight schedules that provide for convenient connections and other joint marketing activities. These alliances also permit an airline to market flights operated by other alliance airlines as its own. The benefits of broad networks offered to customers could attract more customers to these networks. We currently participate in marketing alliances with Cape Air, an airline that services destinations out of Boston and San Juan, Puerto Rico, and with Aer Lingus, an airline based in Dublin, Ireland. We plan to pursue other alliances with international airlines, including Deutsche Lufthansa AG, which is a stockholder of JetBlue, to leverage our presence at JFK.

Route Network

Our operations primarily consist of transporting passengers on our aircraft, with domestic U.S. operations, including Puerto Rico, accounting for 92.5% of our capacity in 2008. The historic distribution of our available seat miles, or capacity, by region is as follows:

	Year Ended December 31,
Capacity Distribution	2008	2007	2006

East Coast – Western U.S.	41.5%	47.4%	51.7%
Northeast – Florida	33.9	31.8	31.8
Medium – haul	3.0	2.8	1.3
Short – haul	7.6	7.4	6.6
Caribbean, including Puerto Rico	14.0	10.6	8.6

Total	100.0%	100.0%	100.0%

We currently provide service to 52 destinations in 19 states, Puerto Rico, Mexico, and five countries in the Caribbean and Latin America. We have begun service to the following new destinations since December 31, 2007, as set forth in the following table:

Destination	Service Commenced

Puerto Plata, Dominican Republic	January 2008
St. Maarten, Netherlands Antilles	January 2008
Bogotá, Colombia	January 2009

We plan to commence service from Orlando, FL to San Jose, Costa Rica in March 2009, service from New York to Montego Bay, Jamaica in May 2009, and service from New York and Boston to Los Angeles, CA in June 2009. In considering new markets, we focus on those that have high average fares. In this process, we analyze publicly available data from the DOT showing the historical number of passengers, capacity and average fares over time. Using this data, combined with our knowledge and experience about how comparable markets have reacted in the past when prices were increased or decreased, we forecast the level of demand in a particular market expected to result from the introduction of our service and lower prices, as well as the anticipated response of existing airlines in that market.

We discontinued service to the following destinations since December 31, 2007, as set forth in the following table:

Destination	Service Discontinued

Nashville, TN	January 2008
Columbus, OH	January 2008
Tucson, AZ	May 2008
Ontario, CA	September 2008

We are the leading carrier in number of flights flown per day between the New York metropolitan area and Florida.

Marketing and Distribution

Our marketing objectives are to attract new customers to our brand and give our current customers reasons to come back to us again and again. Our key value proposition and marketing message is that competitive fares and quality air travel need not be mutually exclusive. Our competitive fares, high quality product and outstanding customer service create the overall JetBlue Experience that we believe is unique in the domestic airline industry.

We market our services through advertising and promotions in newspapers, magazines, television, radio, through the internet, outdoor billboards, and through targeted public relations and promotions. We engage in large multi-market programs, as well as many local events and sponsorships, and mobile marketing programs. Our targeted public and community relations efforts promote brand awareness and complement our strong word-of-mouth channel.

Our primary distribution channel is through our website, www.jetblue.com, our lowest cost channel that is also designed to ensure our customers have as pleasant an experience booking their travel as they do in the air. The percentage of our total sales booked on our website averaged 77% for the year ended December 31, 2008. In 2008, our bookings through global distribution systems, or GDSs and online travel agencies, or OTAs, became our second largest distribution channel, accounting for 13% of our sales. We booked the remaining 10% of our 2008 sales through our 800-JETBLUE channel, staffed by our home-sourced reservations agents. Our re-entry into GDSs in 2007 has supported our growth in the corporate market, as business customers are more likely to book through a GDS, and while the cost of sales through this channel is higher than through our website, the average fare purchased via this channel is at least 17% higher, justifying the increased distribution costs. As a result, we now participate in all four major GDSs and four major OTAs. We continue to evaluate opportunities to broaden our distribution channels based on a profitable cost yield ratio. Our distribution mix creates significant cost savings and enables us to build loyalty through increased customer interaction.

We sell vacation packages through JetBlue Getaways, a one-stop, value-priced vacation website designed to meet customers demand for self-directed packaged travel planning. Getaways packages offer competitive fares for air travel on JetBlue, a selection of JetBlue-recommended hotels and resorts, car rentals and attractions. We also offer a la carte hotel and car rental reservations through our website.

Customer Loyalty Program

JetBlue’s customer loyalty program, TrueBlue Flight Gratitude, or TrueBlue, is an online program designed to reward and recognize our most loyal customers. The program offers incentives to increase travel on JetBlue and provides our customers with additional services. TrueBlue members earn points for each one-way trip flown based on the length of the trip. Points are accumulated in an account for each member and expire after 12 months. A free round trip award to any JetBlue destination is earned after attaining 100 points within a consecutive 12 month period. Awards are automatically generated and are valid for one year. We now have nearly seven million TrueBlue members, and we expect TrueBlue membership will continue to grow.

The number of estimated travel awards outstanding at December 31, 2008 was approximately 196,000 awards and includes an estimate for partially earned awards. The number of travel awards used on JetBlue during 2008 was approximately 297,000, which represented 4% of our total revenue passenger miles. Due to the structure of the program and low level of redemptions as a percentage of total travel, the displacement of revenue passengers by passengers using TrueBlue awards has been minimal to date.

We have an agreement with American Express, under which it issues co-branded credit cards allowing cardmembers to earn points in TrueBlue. Through American Express, we also offer the JetBlue Business Card, which provides small business owners with a 5% discount on JetBlue travel and automatic enrollment in the American Express OPEN Savings® program. In addition, small business owners with any American Express OPEN small business card receive a 3% discount on JetBlue travel. Every time cardmembers holding either a JetBlue Card or a JetBlue Business Card from American Express earn the equivalent of one TrueBlue point or purchase travel on JetBlue before their points expire, all the points in their TrueBlue account are extended for another 12 months. We also have an agreement with American Express allowing its cardholders to convert their Membership Reward points into JetBlue TrueBlue points. We intend to pursue other marketing partnerships in the future.

Maintenance

We have an FAA-approved maintenance program, which is administered by our technical operations department. Consistent with our core value of safety, we use qualified maintenance personnel, ensure they have comprehensive training, and maintain our aircraft and associated maintenance records in accordance with, and often exceeding, FAA regulations.

The work performed on our fleet is divided into four general categories of maintenance: aircraft line, aircraft heavy, component and power plant. The bulk of line maintenance requirements are handled by JetBlue technicians and inspectors and consist of daily checks, overnight and weekly checks, A checks, diagnostics and routine repairs. All other maintenance activity is sub-contracted to business partner maintenance, repair and overhaul organizations.

Aircraft heavy maintenance checks consist of a series of more complex tasks that take from one to four weeks to accomplish. The typical frequency for these events is once every 15 months. We send our aircraft to Aveos facilities in Canada and El Salvador as well as to Empire Aero Center in Rome, New York and Embraer Aircraft Maintenance Services in Nashville, Tennessee. In all cases this work is performed with oversight by JetBlue personnel.

Component and power plant maintenance, repairs and overhauls on equipment such as engines, auxiliary power units, landing gears, pumps and avionic computers are performed by a number of different FAA-approved repair stations. For example, maintenance of our V2500 series engines on our Airbus A320 aircraft is performed under a 15 year service agreement with MTU Maintenance Hannover GmbH in Germany. Most of our maintenance service agreements are based on a fixed cost per flying hour.

Aircraft Fuel

In 2008, continuing a trend that began in 2005, fuel costs were our largest operating expense due to high average fuel prices. Fuel prices and availability are subject to wide price fluctuations based on geopolitical factors and supply and demand that we can neither control nor accurately predict. We use a third party fuel management service to procure most of our fuel. Our historical fuel consumption and costs were:

	Year Ended December 31,
	2008	2007	2006

Gallons consumed (millions)	453	444	377
Total cost (millions)	$1,352	$929	$752
Average price per gallon	$2.98	$2.09	$1.99
Percent of operating expenses	41.2%	34.8%	33.6%

Total cost and average price per gallon each include effective fuel hedging gains and losses and exclude taxes and fueling services.

Throughout 2008, we entered into crude and heating oil option contracts and swap agreements with a goal of achieving a targeted hedge position of approximately 30% of our expected consumption for the next twelve months to protect against significant increases in fuel prices. Oil prices began declining during the third quarter and, therefore, in October 2008, we modified our fuel hedging program to minimize fuel hedging losses in the event of further declines in oil prices. We began selling swap contracts to our fuel hedge counterparties covering 60% of our fourth quarter 2008 swap contracts and all of our 2009 swap contracts. Additionally, we suspended our fuel hedging program during the fourth quarter with the rapid decline in oil prices and are currently in the process of revising this program in light of the current levels of crude oil prices. At December 31, 2008, we had hedged approximately 8% of our projected 2009 fuel requirements. We had approximately $117 million posted in collateral related to margin calls on our outstanding 2009 fuel hedge contracts as of December 31, 2008.

LiveTV, LLC

LiveTV, LLC, a wholly owned subsidiary of JetBlue, provides in-flight entertainment, voice communication and data connectivity services for commercial and general aviation aircraft. LiveTV’s assets include certain tangible equipment and interests in systems installed on its customers’ aircraft, system components and spare parts in inventory, an air-to-ground spectrum license granted by the Federal Communications Commission, or the FCC, a network of approximately 100 ground stations across the continental U.S., and rights to certain patents and intellectual property used for live in-seat satellite television, XM Satellite Radio service, wireless aircraft data communication service for in-flight e-mail and messaging, and cabin surveillance systems. LiveTV’s major competitors in the in-flight entertainment systems include Rockwell Collins, Thales Avionics and Panasonic Avionics. Only Panasonic is currently providing in-seat live television. In the voice and data communication services market, LiveTV’s primary competitors are Aircell, Row 44, Panasonic, OnAir and Aeromobile. These competitors offer data subscription services while LiveTV provides free data connectivity to passengers supported by advertising, ecommerce and/or airline customer payments.

LiveTV has contracts with eleven other domestic and international commercial airlines for the sale of certain hardware and installation, programming and maintenance of its live in-seat satellite television as well as XM Satellite Radio Service and certain other products and services. LiveTV also has general aviation customers to which it supplies voice and data communication services. LiveTV continues to pursue additional customers.

Government Regulation

General.  We are subject to regulation by the DOT, the FAA, the Transportation Security Administration, or TSA, and other governmental agencies. The DOT primarily regulates economic issues affecting air service, such as certification and fitness, insurance, consumer protection and competitive practices. The DOT has the authority to investigate and institute proceedings to enforce its economic regulations and may assess civil penalties, revoke operating authority and seek criminal sanctions. In February 2000, the DOT granted us a certificate of public convenience and necessity authorizing us to engage in air transportation within the United States, its territories and possessions.

The FAA primarily regulates flight operations and, in particular, matters affecting air safety, such as airworthiness requirements for aircraft, the licensing of pilots, mechanics and dispatchers, and the certification of flight attendants. The civil aviation security functions of the FAA were transferred to the TSA under the Aviation and Transportation Security Act. The FAA requires each airline to obtain an operating certificate authorizing the airline to operate at specific airports using specified equipment. We have and maintain FAA certificates of airworthiness for all of our aircraft and have the necessary FAA authority to fly to all of the cities that we currently serve.

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

Historically, JFK experienced congestion only from the late afternoon to the early evening during the peak international traffic period because of longer separations required between the aircraft movements. However, over the past few years, JFK has become increasingly busy and the significant increase in arrivals and departures has created peak periods that regularly overload the current Air Traffic Control, or ATC, system. ATC ground delay programs at the New York metropolitan area airports have become the rule, rather than the exception, during the peak travel periods, and restrictions have been imposed on most of the operational hours in the day. We continue to work actively with the Port Authority of New York and New Jersey, or PANYNJ, and the FAA, to find solutions to ease this congestion. In 2008, the FAA imposed slot restrictions and hourly operational caps at JFK and Newark’s Liberty International Airport in an effort to ease congestion in the New York metropolitan area airspace, with the goal of reducing system congestion. Despite this action, 2008 was one of the most challenging years for disruptive operations in the New York metropolitan area, even worse than 2007, prior to the hourly caps imposed by the FAA. Contributing to these difficulties was a 140% increase in the number of days ATC imposed ground delay programs were in effect at JFK during July and August 2008 compared to the same period in 2007.

On October 10, 2008, the DOT issued its final Congestion Management Rule for JFK and Newark International Airport. The rule contains caps on the number of scheduled operations that may be conducted during specific hours and prohibits airlines from conducting operations during those hours without obtaining a slot (authority to conduct a scheduled arrival or departure). In addition, the rule provides for the confiscation of 10% of the slots over a five year period currently held by carriers and reallocates them through an auction process. On December 8, 2008, the United States Court of Appeals for the District of Columbia issued an order temporarily enjoining the auctions from taking place until such time as the Court could rule on the merits of the case challenging the proposed auctions. We are participating in the litigation challenging the rule, which if ultimately successful and the auctions are permitted to proceed, we would likely lose a portion of our operating capacity at JFK, which would negatively impact our ability to fully utilize our new terminal and may result in increased competition, which could harm our business.

At LaGuardia Airport, where we maintain a small presence, the High Density Rule was replaced by the FAA with a temporary rule continuing the strict limitations on operations during the hours of 6:00 a.m. to 9:59 p.m. This rule had been scheduled to expire in late 2007 upon the enactment of a permanent rule restructuring the rights of carriers to operate at LaGuardia. This final rule was issued in October 2008, but its implementation has been partially stayed. Under the current rule, our operations remain unaffected. Should new rules be implemented in whole or in part, our ability to maintain a full schedule at LaGuardia would likely be impacted.

Long Beach (California) Municipal Airport is a slot-controlled airport as a result of a 1995 court settlement. Under the settlement, there are a total of 41 daily non-commuter departure slots and a single slot is required for every commercial departure. There are no plans to eliminate slot restrictions at the Long Beach Municipal Airport. In April 2003, the FAA approved a settlement agreement among the City of Long Beach, American Airlines, Alaska Airlines and JetBlue with respect to the allocation of the slots, which also provides for a priority allocation procedure should supplemental slots above the 41 current slots become available. We have 28 slots available for use and currently operate 30 weekday roundtrip flights from Long Beach Municipal Airport to 14 domestic cities.

Environmental.  We are subject to various federal, state and local laws relating to the protection of the environment, including the discharge or disposal of materials and chemicals and the regulation of aircraft noise, which are administered by numerous state and federal agencies.

The Airport Noise and Capacity Act of 1990 recognizes the right of airport operators with special noise problems to implement local noise abatement procedures as long as those procedures do not interfere unreasonably with the interstate and foreign commerce of the national air transportation system. Certain airports, including San Diego and Long Beach, California, have established restrictions to limit noise, which can include limits on the number of hourly or daily operations and the time of such operations. These limitations serve to protect the local noise-sensitive communities surrounding the airport. Our scheduled flights at Long Beach and San Diego are in compliance with the noise curfew limits, but when we experience irregular operations, on occasion we violate these curfews. We have agreed to a payment structure with the Long Beach City Prosecutor for any violations, which we pay quarterly to the Long Beach Public Library Foundation and are based on the number of infractions in the preceding quarter. This local ordinance has not had, and we believe that it will not have, a negative effect on our operations.

We have also published our initial corporate sustainability report, entitled the “1st Annual Environmental and Social Report 2006,” which is available on our website, www.jetblue.com. The report addresses our environmental efforts concerning greenhouse gas emissions, conservation efforts and social responsibility initiatives.

Foreign Operations.  International air transportation is subject to extensive government regulation. The availability of international routes to U.S. carriers is regulated by treaties and related agreements between the United States and foreign governments. We currently operate international service to The Bahamas, the Dominican Republic, Bermuda, Aruba, the Netherlands Antilles and Mexico. JetBlue began service to Bogota,

Colombia in January 2009 and is scheduled to begin service to San Jose, Costa Rica in March 2009 and Montego Bay, Jamaica in May 2009. To the extent we seek to provide air transportation to additional international markets in the future, we will be required to obtain necessary authority from the DOT and the applicable foreign government.

Foreign Ownership.  Under federal law and the DOT regulations, we must be controlled by United States citizens. In this regard, our president and at least two-thirds of our board of directors must be United States citizens and not more than 24.99% of our outstanding common stock may be voted by non-U.S. citizens. We believe that we are currently in compliance with these ownership provisions.

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

The domestic airline industry is characterized by low profit margins, high fixed costs and significant price competition. We currently compete with other airlines on all of our routes. Many of our competitors are larger and have greater financial resources and name recognition than we do. Following our entry into new markets or expansion of existing markets, some of our competitors have chosen to add service or engage in extensive price competition. Unanticipated shortfalls in expected revenues as a result of price competition or in the number of passengers carried would negatively impact our financial results and harm our business. The extremely competitive nature of the airline industry could prevent us from attaining the level of passenger traffic or maintaining the level of fares required to maintain profitable operations in new and existing markets and could impede our growth strategy, which would harm our business. Additionally, if a traditional network airline were to fully develop a low cost structure, or if we were to experience increased competition from low cost carriers, our business could be materially adversely affected.

Our business is highly dependent on the price and availability of fuel.

Our results of operations are heavily impacted by the price and availability of fuel. Fuel costs, which increased significantly in 2007 and 2008, comprise a substantial portion of our total operating expenses and fuel has been our single largest operating expense since 2005. Our 2008 average fuel price, including the impact of fuel hedging, has nearly doubled since 2005, which has adversely affected our operating results. Moreover, crude oil and fuel prices have become quite volatile, with the spot price of crude oil dropping over 75% at the end of the fourth quarter from the historic high observed in the early part of the third quarter of 2008. Historically, fuel costs have been subject to wide price fluctuations based on geopolitical factors and supply and demand. The availability of fuel is not only dependent on crude oil, but also refining capacity. When even a small amount of the domestic or global oil refining capacity becomes unavailable, supply shortages can result for extended periods of time. The availability of fuel is also affected by demand for home heating oil, gasoline and other petroleum products, as well as crude oil reserves, dependence on foreign imports of crude oil and potential hostilities in oil producing areas of the world. Because of the effects of these factors on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty.

Our aircraft fuel purchase agreements do not protect us against price increases or guarantee the availability of fuel. Additionally, some of our competitors may have more leverage than we do in obtaining fuel. We have and may continue to enter into crude oil and heating oil option contracts and swap agreements to partially protect against significant increases in fuel prices; however, such contracts and agreements do not completely protect us against price increases, are limited in fuel volume and duration, and can be less effective during volatile market conditions. Under the fuel hedge contracts that we may enter into from time to time, counterparties to those contracts may require us to fund the margin associated with any loss position on the contracts if the price of crude oils falls below specified benchmarks. Meeting our obligations to fund these margin calls could adversely affect our liquidity.

Due to the competitive nature of the domestic airline industry, we have not been able to adequately increase our fares to offset the increases in fuel prices and we may not be able to do so in the future. Future fuel increases, continued high fuel price volatility or fuel supply shortages may result in a curtailment of scheduled services and could have a material adverse effect on our financial condition and results of operations.

If we fail to successfully implement our growth strategy, our business could be harmed.

We have grown, and expect to continue to grow our business by increasing the frequency of flights to markets we currently serve, expanding the number of markets we serve and increasing flight connection opportunities. Increasing the number of markets we serve depends on our ability to access suitable airports located in our targeted geographic markets in a manner that is consistent with our cost strategy. We may also need to obtain additional gates at some of our existing destinations. Any condition that would deny, limit or delay our access to airports we currently serve or may seek to serve in the future would constrain our ability to grow. Opening new markets requires us to commit a substantial amount of resources, even before the new services commence. Expansion is also dependent upon our ability to maintain a safe and secure operation and requires additional personnel, equipment and facilities. An inability to hire and retain personnel, timely secure the required equipment and facilities in a cost-effective manner, efficiently operate our expanded facilities, or obtain the necessary regulatory approvals may adversely affect our ability to achieve our growth strategy, which could harm our business. In addition, expansion to new international markets may have other risks due to factors specific to those markets. We may be unable to foresee all of the risks attendant upon entering certain new international markets or respond adequately to these risks, and our growth strategy and our business may suffer as a result.

Due primarily to higher fuel prices, the competitive pricing environment and other cost increases, it has become increasingly difficult to fund our growth profitably. As a result, in 2006 we began modifying our growth plans by deferring some of our scheduled deliveries of new aircraft, selling or terminating our leases for some of our aircraft, and leasing aircraft to other operators. We may further reduce our future growth plans from previously announced levels. In addition, our competitors often add service, reduce their fares and/or offer special promotions following our entry into a new market. We cannot assure you that we will be able to profitably expand our existing markets or establish new markets, and if we fail to do so, our business could be harmed.

LiveTV has contracts to provide in-flight entertainment products and services with eleven other airlines. At December 31, 2008, LiveTV services were available on 358 aircraft under these agreements, with firm commitments for 405 additional aircraft through 2015, with options for 191 additional installations through 2017. Performance under these agreements requires that LiveTV hire, train and retain qualified employees, obtain component parts unique to its systems and services from their suppliers and secure facilities necessary to perform installations and maintenance on those systems. Should LiveTV be unable to satisfy its commitments under these third party contracts, our business could be harmed.

We have a significant amount of fixed obligations and we will incur significantly more fixed obligations, which could harm our ability to meet our growth strategy and impair our ability to service our fixed obligations.

As of December 31, 2008, our debt of $3.15 billion accounted for 71% of our total capitalization. In addition to long-term debt, we have a significant amount of other fixed obligations under leases related to our aircraft, airport terminal space, other airport facilities and office space. As of December 31, 2008, future minimum payments under noncancelable leases and other financing obligations were approximately $1.10 billion for 2009 through 2013 and an aggregate of $1.92 billion for the years thereafter. We have also constructed, and in October 2008 began operating, a new terminal at JFK under a 30-year lease with the PANYNJ. The minimum payments under this lease are being accounted for as a financing obligation and have been included in the totals above.

As of December 31, 2008, we had commitments of approximately $4.97 billion to purchase 128 additional aircraft and other flight equipment through 2016, including estimated amounts for contractual price escalations. We will incur additional debt and other fixed obligations as we take delivery of new aircraft and other equipment and continue to expand into new markets. We typically finance our aircraft through either secured debt or lease financing. The impact on financial institutions from the current global credit and liquidity crisis may adversely affect the availability and cost of credit to JetBlue as well as to prospective purchasers of our aircraft that we undertake to sell in the future, including financing commitments that we have already obtained for purchases of new aircraft or purchase commitments that we have received from prospective purchasers of aircraft owned by us. There can be no assurance that governmental responses to the disruptions in the financial markets will stabilize the markets or increase liquidity and the availability of credit. Although we believe that debt, lease financing, and/or other fixed obligations should be available for our aircraft deliveries, prospective purchasers of our aircraft, and other areas of our business, we cannot assure you that we or they will be able to secure such financing on terms acceptable to us or them, or at all, any of which could harm our business.

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

Our ability to make scheduled payments on our debt and other fixed obligations will depend on our future operating performance and cash flows, which in turn will depend on prevailing economic and political conditions and financial, competitive, regulatory, business and other factors, many of which are beyond our control. We are principally dependent upon our operating cash flows to fund our operations and to make scheduled payments on debt and other fixed obligations. We cannot assure you that we will be able to generate sufficient cash flows from our operations to pay our debt and other fixed obligations as they become due, and if we fail to do so our business could be harmed. If we are unable to make payments on our debt and other fixed obligations, we could be forced to renegotiate those obligations or seek to obtain additional equity or other forms of additional financing. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our growth strategy or otherwise constrain our operations. We cannot assure you that our renegotiation efforts would be successful or timely or that we could refinance our obligations on acceptable terms, if at all.

We may be subject to unionization, work stoppages, slowdowns or increased labor costs.

Our business is labor intensive, with labor costs representing approximately one-fourth of our operating expenses. Unlike most airlines, we have a non-union workforce. The unionization of any our employees could result in demands that may increase our operating expenses and adversely affect our financial condition and results of operations. Any of the different crafts or classes of our employees could unionize at any time, which would require us to negotiate in good faith with the employee group’s certified representative concerning a collective bargaining agreement. Ultimately, if we and the representative were unable to reach agreement on the terms of a collective bargaining agreement and all of the major dispute resolution processes of the Railway Labor Act were exhausted, we could be subject to work slowdowns or stoppages. In addition, we may be subject to disruptions by organized labor groups protesting our non-union status. Any of these events would be disruptive to our operations and could harm our business.

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

Our business is highly dependent on the New York metropolitan market and increases in competition or congestion or a reduction in demand for air travel in this market, or our inability to operate reliably out of our new terminal at JFK, or governmental reduction of our operating capacity at JFK, would harm our business.

We are highly dependent on the New York metropolitan market where we maintain a large presence with approximately 62% of our daily flights having JFK, LaGuardia, Newark, Westchester County Airport or Newburgh’s Stewart International Airport as either their origin or destination. We have experienced an increase in flight delays and cancellations at JFK due to airport congestion, which has adversely affected our operating performance and results of operations. Our business could be further harmed by an increase in the amount of direct competition we face in the New York metropolitan market or by continued or increased congestion, delays or cancellations. Our business would also be harmed by any circumstances causing a reduction in demand for air transportation in the New York metropolitan area, such as adverse changes in local economic conditions, negative public perception of New York City, terrorist attacks or significant price increases linked to increases in airport access costs and fees imposed on passengers.

Any non-performance of the building’s critical systems at Terminal 5, such as baggage sortation, information technology, or customer notification systems, could negatively affect our operations and harm our business.

On October 10, 2008, the DOT issued its final Congestion Management Rule for JFK and Newark International Airport imposing caps on operations and slot authority requirements and confiscation measures through an auction process. We are participating in the litigation challenging the rule, which if ultimately successful and the auctions are permitted to proceed, we would likely lose a portion of our operating capacity at JFK, which would negatively impact our ability to fully utilize our new terminal and may result in increased competition, which could harm our business.

A substantial portion of our long-term marketable securities are highly rated auction rate securities, and failures in these auctions have and may continue to adversely impact our liquidity and results of operations.

A substantial percentage of our marketable securities portfolio is invested in highly rated auction rate securities. Auction rate securities are securities that are structured to allow for short-term interest rate resets; however contractual maturities are often well in excess of ten years. At the end of each reset period, investors can sell or continue to hold the securities at par. Beginning in February 2008, due to then-prevailing conditions in the credit markets, the auction process for all of our auction rate securities failed, which resulted in the interest rates on these investments resetting to predetermined rates that were, in some instances, lower than current market rates. We will not be able to liquidate our investments in these types of securities until a future auction is successful, the issuer redeems the securities, a buyer is found outside the auction process, the securities mature, or there is a default that requires immediate repayment by the issuer. Continued failure of auctions have adversely impacted the liquidity and overall value of our investments, and if one or more of the issuers of the auction rate securities in our portfolio cannot successfully close future auctions or their credit ratings deteriorate, this could continue to have a material adverse effect on our results of operations. As a result of these circumstances, as of December 31, 2008, we have adjusted the carrying value of these investments through a net impairment charge of approximately $53 million. We continue to monitor the markets for our auction rate securities and any changes in their fair values may result in further impairment charges.

We rely heavily on automated systems to operate our business and any failure of these systems could harm our business.

We are dependent on automated systems and technology to operate our business, enhance customer service and achieve low operating costs. These systems include our computerized airline reservation system, flight operations system, telecommunications systems, website, maintenance systems, check-in kiosks and in-flight entertainment systems. Since we only issue electronic tickets, our website and reservation system, the latter of which we have recently decided to replace, must be able to accommodate a high volume of traffic and deliver important flight information. These systems require upgrades or replacement periodically, which involve implementation and other operational risks, and our business may be harmed if we fail to replace or upgrade systems successfully.

The performance and reliability of our automated systems is critical to our ability to operate our business and compete effectively. We rely on the providers of our current automated systems for technical support, even in the event we select new systems and service providers to meet our future needs. If the current provider were to fail to adequately provide technical support for any one of our key existing systems, we could experience service disruptions, which, if they were to occur, could result in the loss of important data, increase our expenses, decrease our revenues and generally harm our business and reputation. Furthermore, our automated systems cannot be completely protected against events that are beyond our control, including natural disasters, computer viruses or telecommunications failures. Substantial or sustained system failures could impact customer service and result in our customers purchasing tickets from other airlines. We have implemented security measures and change control procedures and have disaster recovery plans; however, we cannot assure you that these measures are adequate to prevent disruptions, which, if they were to occur, could result in the loss of important data, increase our expenses, decrease our revenues and generally harm our business and reputation.

Our liquidity could be adversely impacted in the event one or more of our credit card processors were to impose material reserve requirements for payments due to us from credit card transactions.

We currently have agreements with organizations that process credit card transactions arising from purchases of air travel tickets by our customers. Credit card processors have financial risk associated with tickets purchased for travel, which can occur several weeks after the purchase. Our credit card processing agreements provide for reserves to be deposited with the processor in certain circumstances. We currently have a reserve posted for our major credit card processor; if circumstances were to occur that would require us to deposit additional reserves with one or more of our major processors, the negative impact on our liquidity could be significant, which could materially adversely affect our business.

Our maintenance costs will increase as our fleet ages.

Because the average age of our aircraft is 3.6 years, our aircraft require less maintenance now than they will in the future. We have incurred lower maintenance expenses because most of the parts on our aircraft are under multi-year warranties. Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our operating expenses, as our fleet ages and these warranties expire.

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

In addition, as we hire more people and grow, we believe it may be increasingly challenging to continue to hire people who will maintain our company culture. One of our competitive strengths is our service-oriented company culture that emphasizes friendly, helpful, team-oriented and customer-focused employees. Our company culture is important to providing high quality customer service and having a productive workforce that helps keep our costs low. As we continue to grow, we may be unable to identify, hire or retain enough people who meet the above criteria, including those in management or other key positions. Our company culture could otherwise be adversely affected by our growing operations and geographic diversity. If we fail to maintain the strength of our company culture, our competitive ability and our business may be harmed.

Our results of operations will fluctuate.

We expect our quarterly operating results to fluctuate due to seasonality, with high vacation and leisure demand occurring on the Florida routes between October and April and on our western routes during the summer. Actions of our competitors may also contribute to fluctuations in our results. We are more susceptible to adverse weather conditions, including snow storms and hurricanes, as a result of our operations being concentrated on the East Coast, than are some of our competitors. As we enter new markets, we could be subject to additional seasonal variations along with any competitive responses to our entry by other airlines. Price changes in aircraft fuel as well as the timing and amount of maintenance and advertising expenditures also impact our operations. As a result of these factors, quarter-to-quarter comparisons of our operating results may not be a good indicator of our future performance. In addition, it is possible that in any future period our operating results could be below the expectations of investors and any published reports or analyses regarding JetBlue. In that event, the price of our common stock could decline, perhaps substantially.

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

One of the unique features of our fleet is that every seat in each of our aircraft is equipped with free in-flight entertainment including DirecTV®. An integral component of the system is the antenna, which is supplied to us by EMS Technologies, Inc. If EMS were to stop supplying us with its antennas for any reason, we would have to incur significant costs to procure an alternate supplier.

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

An ownership change could limit our ability to utilize our net operation loss carryforwards.

As of December 31, 2008, we had approximately $576 million of estimated federal net operating loss carryforwards for U.S. income tax purposes that begin to expire in 2022. Section 382 of The Internal Revenue Code imposes limitation on a corporation’s ability to use its net operating loss carryforwards if it experiences an “ownership change”. In the event an “ownership change” were to occur in the future, our ability to utilize our net operating losses could be limited.

Risks Associated with the Airline Industry

The airline industry is particularly sensitive to changes in economic condition.

Fundamental and permanent changes in the domestic airline industry began several years ago following five consecutive years of losses being reported through 2005. These losses resulted in airlines renegotiating or attempting to renegotiate labor contracts, reconfiguring flight schedules, furloughing or terminating employees, as well as considering other efficiency and cost-cutting measures. Despite these actions, several airlines have reorganized under Chapter 11 of the U.S. Bankruptcy Code to permit them to reduce labor rates, restructure debt, terminate pension plans and generally reduce their cost structure. Since 2005, the U.S. airline industry has experienced significant consolidation and liquidations. Current unfavorable general economic conditions, such as higher unemployment rates, a constrained credit market, housing-related pressures, and increased business operating costs can reduce spending for both leisure and business travel. Unfavorable economic conditions could also impact an airline’s ability to raise fares to counteract increased fuel, labor, and other costs. It is foreseeable that further airline reorganizations, consolidation, bankruptcies or liquidations may occur in the current recessionary environment, the effects of which we are unable to predict. We cannot assure you that the occurrence of these events, or potential changes resulting from these events, will not harm our business or the industry.

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

Aircraft

As of December 31, 2008, we operated a fleet consisting of 107 Airbus A320 aircraft each powered by two IAE International Aero Engines V2527-A5 engines and 35 EMBRAER 190 aircraft each powered by two General Electric Engines CF-34-10 engines, as follows:

	Seating		Capital	Operating		Average Age
Aircraft	Capacity	Owned	Leased	Leased	Total	in Years

Airbus A320	150	79	4	24	107	4.0
EMBRAER 190	100	4	—	31	35	2.2

Totals		83	4	55	142	3.6

Our aircraft leases have an average remaining initial lease term of approximately 12.7 years at December 31, 2008. The earliest of these terms ends in 2009 and the latest ends in 2025. We have the option to extend most of these leases for additional periods or to purchase aircraft at the end of the related lease term. All but one of our 83 owned aircraft and all 23 owned spare engines are subject to secured debt financing. We also own two EMBRAER 190 aircraft that are currently being leased to another air carrier and are not included in the table above.

In January 2008, we amended our Airbus A320 purchase agreement, deferring delivery of 16 Airbus A320 aircraft originally scheduled for delivery from 2011 through 2012 to 2012 through 2013. This amendment also affected our A320 purchase options as follows: (1) the deferral of eight to 2013 and 2014, (2) the conversion of eight into purchase rights for A320 aircraft delivery through 2015 and (3) the cancellation of four. In May 2008, we again amended our Airbus A320 purchase agreement, deferring delivery of 21 Airbus A320 aircraft originally scheduled for delivery from 2009 through 2011 to 2014 through 2015. In July 2008, we amended our EMBRAER 190 purchase agreement, deferring delivery of ten EMBRAER 190 aircraft originally scheduled for delivery from 2009 through 2011 to 2016. As of December 31, 2008, including the effects of these amendments, we had on order 128 aircraft, which are scheduled for delivery through 2016 , with options to acquire 108 aircraft as follows:

	Firm			Option
	Airbus	EMBRAER		Airbus	EMBRAER
Year	A320	190	Total	A320	190	Total

2009	3	8	11	—	—	—
2010	3	3	6	—	8	8
2011	5	4	9	3	11	14
2012	13	10	23	4	12	16
2013	13	12	25	7	14	21
2014	12	12	24	4	21	25
2015	9	11	20	4	20	24
2016	—	10	10	—	—	—

	58	70	128	22	86	108

In September 2008, we executed a purchase agreement relating to the sale of four new EMBRAER 190 aircraft scheduled for initial delivery to us in the first quarter of 2009 with subsequent delivery of these aircraft to a third party scheduled to occur immediately after such aircraft are received by us, subject to certain contingencies. Two of these aircraft were sold in January 2009; however, due to the adverse global economic conditions and changes in the credit markets that occurred in the fourth quarter of 2008, the sales of the other two aircraft contemplated by the purchase agreement have been cancelled. The impact of these sales is not reflected in the table above.

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

In November 2005, we executed a lease agreement with the PANYNJ for the construction and operation of Terminal 5, which became our principal base of operations at JFK when we began to operate from this new 635,000 square foot, 26-gate terminal in October 2008. The lease term ends on October 22, 2038, the thirtieth anniversary of the date of our beneficial occupancy of the new terminal, and we have a one-time early termination option five years prior to the end of the scheduled lease term.

Our West Coast operations are based at Long Beach Municipal Airport, which serves the Los Angeles area. Our operations at Boston’s Logan International Airport are based at Terminal C, where we currently operate nine gates and 28 ticket counter positions. Our operations at Washington’s Dulles International Airport are based at Terminal B, where we currently operate four gates and ten ticket counter positions.

We lease a 70,000 square foot aircraft maintenance hangar and an adjacent 32,000 square foot office and warehouse facility at JFK to accommodate our technical support operations and passenger provisioning personnel. The ground lease for this site expires in 2030. In addition, we occupy a building at JFK where we store aircraft spare parts and perform ground equipment maintenance.

We also lease a flight training center at Orlando International Airport, which encompasses 80,000 square feet and is equipped with six full flight simulators, two cabin trainers, a training pool, classrooms and support areas. This facility, which is capable of housing eight full flight simulators, is being used for the initial and recurrent training of our pilots and in-flight crew, as well as support training for our technical operations and airport crew. In addition, we lease a 70,000 square foot hangar at Orlando International Airport, which is used by Live TV for the installation and maintenance of in-flight satellite television systems and aircraft maintenance. The ground leases for our Orlando facilities expire in 2035.

Our primary corporate offices are located in Forest Hills, New York, where we occupy space under a lease that expires in 2012, and our finance department is based in Darien, Connecticut, where we occupy space under a lease that expires in 2011. Our office in Salt Lake City, Utah, where we occupy space under a lease that expires in 2014, contains a core team of employees who are responsible for group sales, customer service, at-home reservation agent supervision, disbursements and certain other finance functions. In addition to the above, our information technology department is based in Garden City, New York, where we occupy space under a lease that expires in 2015.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information concerning JetBlue’s executive officers as of the date of this report follows. There are no family relationships between any of our executive officers.

David Barger, age 51, is our Chief Executive Officer and has served in this capacity since May 2007. He is also a member of our Board of Directors. He served as our President from August 1998 to September 2007 and Chief Operating Officer from August 1998 to March 2007. From 1992 to 1998, Mr. Barger served in various management positions with Continental Airlines, including Vice President, Newark hub. He held various director level positions at Continental Airlines from 1988 to 1995. From 1982 to 1988, Mr. Barger served in various positions with New York Air, including Director of Stations.

Russell Chew, age 56, is our President and Chief Operating Officer and has served in these capacities since September 2007 and March 2007, respectively. Mr. Chew served as Chief Operating Officer of the Federal Aviation Administration from 2003 until February 2007. Before joining the FAA, Mr. Chew was employed by American Airlines, Inc. from 1985 through 2003, most recently as Managing Director of Systems Operations Control.

Edward Barnes, age 44, is our Executive Vice President and Chief Financial Officer, a position he has held since November 2007. Mr. Barnes joined us in October 2006 as Vice President, Cost Management and Financial Analysis, and more recently served as Vice President, Finance. His prior experience includes serving as Vice President, Controller of JDA Software from April 2005 through September 2006; Senior Vice President, Chief Financial Officer at Assisted Living Concepts from December 2003 to March 2005; and Vice President, Controller at Pegasus Solutions from June 2000 to December 2003. Previously, he served in various positions of increasing responsibility at Southwest Airlines Co. and America West Airlines, Inc., with his final position at America West as Vice President, Controller of The Leisure Company, their vacation packaging subsidiary. He is a Certified Public Accountant and a member of the AICPA.

Robin Hayes, age 42, is our Executive Vice President and Chief Commercial Officer. He joined JetBlue in August 2008 after nineteen years at British Airways. In his last role at British Airways, Mr. Hayes served as Executive Vice President for The Americas and before that he served in a number of operational and commercial positions in the UK and Germany.

James Hnat, age 38, is our Executive Vice President Corporate Affairs, General Counsel and Secretary and has served in this capacity since April 2007. He served as our Senior Vice President, General Counsel and Assistant Secretary since March 2006, and as our General Counsel and Assistant Secretary from February 2003 to March 2006 and as our Associate General Counsel from June 2001 to January 2003. Mr. Hnat is a member of the bar of New York and Massachusetts.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol JBLU. The table below shows the high and low sales prices for our common stock.

	High	Low

2007 Quarter Ended
March 31	$17.02	$11.33
June 30	12.08	9.72
September 30	11.99	8.53
December 31	9.98	5.90

2008 Quarter Ended
March 31	$7.33	$4.30
June 30	5.99	3.52
September 30	6.75	3.04
December 31	7.20	3.09

As of January 31, 2009, there were approximately 645 holders of record of our common stock.

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

Stock Performance Graph

This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

The following line graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s 500 Stock Index and the AMEX Airline Index from December 31, 2003 to December 31, 2008. The comparison assumes the investment of $100 in our common stock and in each of the foregoing indices and reinvestment of all dividends. The stock performance shown represents historical performance and is not representative of future stock performance.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

JetBlue Airways Corporation	$100	$88	$87	$80	$33	$38
S&P 500 Stock Index	100	109	112	128	132	81
AMEX Airline Index(1)	100	98	89	95	56	40

(1) As of December 31, 2008, the AMEX Airline Index consisted of Alaska Air Group Inc., AMR Corporation, Continental Airlines Inc., Delta Air Lines, Inc., Gol Linhas Aereas Inteligentes, JetBlue Airways Corporation, US Airways Group Inc., Lan Airlines SA, SkyWest Inc., Southwest Airlines Co., Ryanair Holdings plc., Tam S.A., and UAL Corporation.

ITEM 6.	SELECTED FINANCIAL DATA

The following financial information for the five years ended December 31, 2008 has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in millions, except per share data)

Statements of Operations Data:
Operating revenues	$3,388	$2,842	$2,363	$1,701	$1,265
Operating expenses:
Aircraft fuel	1,352	929	752	488	255
Salaries, wages and benefits (1)	694	648	553	428	337
Landing fees and other rents	199	180	158	112	92
Depreciation and amortization (2)	205	176	151	115	77
Aircraft rent	129	124	103	74	70
Sales and marketing	151	121	104	81	63
Maintenance materials and repairs	127	106	87	64	45
Other operating expenses (3)	422	389	328	291	215

Total operating expenses	3,279	2,673	2,236	1,653	1,154

Operating income	109	169	127	48	111
Other income (expense) (4)	(185)	(128)	(118)	(72)	(36)

Income (loss) before income taxes	(76)	41	9	(24)	75
Income tax expense (benefit)	—	23	10	(4)	29

Net income (loss)	$(76)	$18	$(1)	$(20)	$46

Earnings (loss) per common share:
Basic	$(0.34)	$0.10	$—	$(0.13)	$0.30
Diluted	$(0.34)	$0.10	$—	$(0.13)	$0.28

Other Financial Data:
Operating margin	3.2%	6.0%	5.4%	2.8%	8.8%
Pre-tax margin	(2.2)%	1.4%	0.4%	(1.4)%	5.9%
Ratio of earnings to fixed charges (5)		—	—	—	1.6	x
Net cash provided by (used in) operating activities	$(17)	$358	$274	$170	$199
Net cash used in investing activities	(247)	(734)	(1,307)	(1,276)	(720)
Net cash provided by financing activities	635	556	1,037	1,093	437

(1)	In 2005, we recorded $7 million in non-cash stock-based compensation expense related to the acceleration of certain employee stock options.

(2)	In 2008, we wrote-off $8 million related to our temporary terminal facility at JFK.

(3)	In 2008, 2007, and 2006, we sold nine, three, and five Airbus A320 aircraft, respectively, which resulted in gains of $23 million, $7 million, and $12 million, respectively. In 2005, we wrote-off $6 million in development costs relating to a maintenance and inventory tracking system that was not implemented

(4)	In 2008, we recorded $13 million in additional interest expense related to the early conversion of a portion of our 5.5% convertible debentures due 2038 and $18 million in interest income related to the gain on extinguishment of debt. In December 2008, we recorded an other-than-temporary impairment of $53 million related to the write-down of the value our auction rate securities.

(5)	Earnings were inadequate to cover fixed charges by $122 million, $1 million, $17 million and $39 million for the years ended December 31, 2008, 2007, 2006, and 2005, respectively.

	As of December 31,
	2008	2007	2006	2005	2004
	(in millions)

Balance Sheet Data:
Cash and cash equivalents	$561	$190	$10	$6	$19
Investment securities	254	644	689	478	431
Total assets	6,023	5,598	4,843	3,892	2,797
Total debt	3,155	3,048	2,840	2,326	1,545
Common stockholders’ equity	1,261	1,036	952	911	754

	Year Ended December 31,
	2008	2007	2006	2005	2004

Operating Statistics (unaudited):
Revenue passengers (thousands)	21,920	21,387	18,565	14,729	11,783
Revenue passenger miles (millions)	26,071	25,737	23,320	20,200	15,730
Available seat miles (ASMs)(millions)	32,442	31,904	28,594	23,703	18,911
Load factor	80.4%	80.7%	81.6%	85.2%	83.2%
Breakeven load factor (6)	84.2%	80.7%	81.4%	86.1%	77.9%
Aircraft utilization (hours per day)	12.1	12.8	12.7	13.4	13.4
Average fare	$139.40	$123.23	$119.73	$110.03	$103.49
Yield per passenger mile (cents)	11.72	10.24	9.53	8.02	7.75
Passenger revenue per ASM (cents)	9.42	8.26	7.77	6.84	6.45
Operating revenue per ASM (cents)	10.44	8.91	8.26	7.18	6.69
Operating expense per ASM (cents)	10.11	8.38	7.82	6.98	6.10
Operating expense per ASM, excluding fuel (cents)	5.94	5.47	5.19	4.92	4.75
Airline operating expense per ASM (cents) (6)	9.87	8.27	7.76	6.91	6.04
Departures	205,389	196,594	159,152	112,009	90,532
Average stage length (miles)	1,120	1,129	1,186	1,358	1,339
Average number of operating aircraft during period	139.5	127.8	106.5	77.5	60.6
Average fuel cost per gallon	$2.98	$2.09	$1.99	$1.61	$1.06
Fuel gallons consumed (millions)	453	444	377	303	241
Percent of sales through jetblue.com during period	76.7%	75.7%	79.1%	77.5%	75.4%
Full-time equivalent employees at period end (6)	9,895	9,909	9,265	8,326	6,413

(6)	Excludes results of operations and employees of LiveTV, LLC, which are unrelated to our airline operations and are immaterial to our consolidated operating results.

The following terms used in this section and elsewhere in this report have the meanings indicated below:

“Revenue passengers” represents the total number of paying passengers flown on all flight segments.

“Revenue passenger miles” represents the number of miles flown by revenue passengers.

“Available seat miles” represents the number of seats available for passengers multiplied by the number of miles the seats are flown.

“Load factor” represents the percentage of aircraft seating capacity that is actually utilized (revenue passenger miles divided by available seat miles).

“Breakeven load factor” is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses.

“Aircraft utilization” represents the average number of block hours operated per day per aircraft for the total fleet of aircraft.

“Average fare” represents the average one-way fare paid per flight segment by a revenue passenger.

“Yield per passenger mile” represents the average amount one passenger pays to fly one mile.

“Passenger revenue per available seat mile” represents passenger revenue divided by available seat miles.

“Operating revenue per available seat mile” represents operating revenues divided by available seat miles.

“Operating expense per available seat mile” represents operating expenses divided by available seat miles.

“Operating expense per available seat mile, excluding fuel” represents operating expenses, less aircraft fuel, divided by available seat miles.

“Average stage length” represents the average number of miles flown per flight.

“Average fuel cost per gallon” represents total aircraft fuel costs, which excludes fuel taxes, divided by the total number of fuel gallons consumed.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an airline that provides award-winning customer service primarily on point-to-point routes at competitive fares. Our value proposition includes operating a young, fuel efficient fleet with more legroom than any other domestic airline’s coach product, free in-flight entertainment, pre-assigned seating, unlimited snacks, and the airline industry’s only Customer Bill of Rights. At December 31, 2008, we served 52 destinations in 19 states, Puerto Rico, and five countries in the Caribbean and Latin America, and operated over 600 flights a day with a fleet of 107 Airbus A320 aircraft and 35 EMBRAER 190 aircraft.

In 2008, we reported a net loss of $76 million and an operating margin of 3.2%, compared to net income of $18 million and an operating margin of 6.0% in 2007. The year-over-year decline in our financial performance was primarily a result of a 43% increase in our realized fuel price and a net $53 million impairment charge related to the write-down of our auction rate securities, or ARS, which was mitigated in part by continued modifications to our growth plans and increased focus on revenue initiatives. Financial institutions in the U.S. and around the world were, and continue to be, severely impacted by the ongoing credit and liquidity crisis. The significant distress experienced by financial institutions has had, and may continue to have, far reaching adverse consequences across many industries, including the airline industry.

Our disciplined growth strategy begins with managing the growth, size and age of our fleet. In 2008, in response to continuing high fuel prices and the uncertain economic conditions, we continued to carefully manage the size of our fleet. We modified our Airbus A320 purchase agreement twice, resulting in the deferral of 37 aircraft previously scheduled for delivery between 2009 and 2011 to 2012 and 2015. We also modified our EMBRAER 190 purchase agreement, deferring delivery of ten EMBRAER 190 aircraft previously scheduled for delivery between 2009 and 2011 to 2016. We increased the size of our A320 operating fleet by three net aircraft during the year, through the purchase of 12 new aircraft offset by the sale of nine of our older aircraft. Our EMBRAER 190 operating fleet increased by a total of five net aircraft during the year, through the acquisition of seven new aircraft offset by our leasing of two aircraft to another airline. We sold two EMBRAER 190 aircraft in January 2009. We may further slow our fleet growth through additional aircraft sales, leasing of aircraft, returns of leased aircraft and/or deferral of aircraft deliveries.

Our growth in 2008 was achieved largely through adding more flights to existing routes and new routes between existing destinations. Additionally, we shifted some of our transcontinental capacity to other routes, primarily Caribbean routes. We added only two new destinations in 2008, compared to the five that were added in 2007 and 16 that were added in 2006. In 2008, we closed our operations in Nashville, TN, Columbus, OH, Tucson, AZ and Ontario, CA, which allowed us to redeploy aircraft to more profitable routes. In 2009, we plan to continue to focus on adding service between existing destinations and rational growth in the number of new destinations, including the January 2009 addition of Bogotá, Colombia, the March 2009 addition of San José, Costa Rica, the May 2009 addition of Montego Bay, Jamaica, and the June 2009 addition of Los Angeles, CA.

In January 2008, we issued and sold approximately 42.6 million shares of our common stock to Deutsche Lufthansa AG for approximately $300 million, net of transaction costs. Following the consummation of this transaction, Deutsche Lufthansa AG owned approximately 19% of our total outstanding shares of common stock. In addition to providing us much needed financial flexibility, we believe that this investment by one of the most highly respected leaders and most recognized brands in the global airline industry to be an affirmation of the JetBlue brand and business model.

On October 22, 2008, we opened our new 26-gate terminal at JFK’s Terminal 5. Adjacent to this terminal is a 1,500 space parking structure and access to the AirTrain via a connection bridge. We believe that this new terminal with its modern amenities, concession offerings and passenger convenience will become as integral to our customers’ JetBlue Experience as our in-flight entertainment systems.

Airlines operating in the New York metropolitan area airspace faced another difficult year in 2008. As a result of 2007 being one of the worst years on record for flight delays, the DOT limited the number of flights in and out of JFK during 2008. Despite this effort to alleviate congestion in the nation’s largest travel market, operating conditions continued to worsen in 2008. These challenging operating conditions were especially difficult during the summer months of 2008 when ground delay programs were in effect more days than not. We continue to work actively with the Port Authority of New York and New Jersey, or PANYNJ, and the Federal Aviation Administration, or FAA, to find solutions to ease this congestion.

We derive our revenue primarily from transporting passengers on our aircraft. Passenger revenue accounted for 90% of our total operating revenues for the year ended December 31, 2008. Revenues generated from international routes, excluding Puerto Rico, accounted for 10% of our total passenger revenues in 2008. Revenue is recognized either when transportation is provided or after the ticket or customer credit expires. We measure capacity in terms of available seat miles, which represents the number of seats available for passengers multiplied by the number of miles the seats are flown. Yield, or the average amount one passenger pays to fly one mile, is calculated by dividing passenger revenue by revenue passenger miles.

We strive to increase passenger revenue primarily by increasing our yield per flight, which produces higher revenue per available seat mile, or RASM. Our objective is to optimize our fare mix to increase our overall average fare and, in certain markets, utilize our network to maximize connecting opportunities while continuing to provide our customers with competitive fares. When we enter a new market, our fares are designed to stimulate demand, particularly from fare-conscious leisure and business travelers who might otherwise have used alternate forms of transportation or would not have traveled at all. In addition to our regular fare structure, we frequently offer sale fares with shorter advance purchase requirements in most of the markets we serve and match the sale fares offered by other airlines. In 2008, we introduced our Even More Legroom, or EML, seats, an optional upgrade to our product that offers seats with additional seat pitch for a modest additional fee, which has also allowed us to increase passenger revenues.

Other revenue consists primarily of fees charged to customers in accordance with our published policies relating to reservation changes and baggage limitations, the marketing component of TrueBlue point sales, concession revenues and revenues earned by our subsidiary, LiveTV, LLC, for the sale of, and on-going services provided for, in-flight entertainment systems sold to other airlines.

We maintain one of the lowest cost structures in the industry due to the young average age of our fleet, a productive workforce, and cost discipline. In 2009, we plan to continue our focus on cost control while improving the JetBlue Experience for our customers. The largest components of our operating expenses are aircraft fuel and salaries, wages and benefits provided to our employees. Unlike most airlines, we have a non-union workforce, which we believe provides us with more flexibility and allows us to be more productive, although we are subject to ongoing attempts at unionization. The price and availability of aircraft fuel, which is our single largest operating expense, are extremely volatile due to global economic and geopolitical factors that we can neither control nor accurately predict. Sales and marketing expenses include advertising and fees paid to credit card companies. Our distribution costs tend to be lower than those of most other airlines on a per unit basis because the majority of our customers book directly through our website or our agents. Maintenance materials and repairs are expensed when incurred unless covered by a third party services contract. Because the average age of our aircraft is 3.6 years, all of our aircraft require less maintenance now than they will in the future. Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our unit costs, as our fleet ages. Other operating expenses consist of purchased services (including expenses related to fueling, ground handling, skycap, security and janitorial services), insurance, personnel expenses, cost of goods sold to other airlines by LiveTV, professional fees, passenger refreshments, supplies, bad debts, communication costs, gains on aircraft sales and taxes other than payroll taxes, including fuel taxes.

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

The airline industry has been intensely competitive in recent years, due in part to persistently high fuel prices and the adverse financial condition of many of the domestic airlines. In 2005 US Airways and America West merged, and each of Delta Air Lines and Northwest Airlines filed for bankruptcy protection. Both Delta and Northwest emerged from bankruptcy in 2007 with lower costs and, in 2008, they merged their operations, actions which have, and will continue to allow them to compete more vigorously. In 2008, as a result of continued high fuel prices and challenging economic conditions, at least eight domestic airlines ceased their operations. We are unable to predict what the effect of further industry consolidation would be for us or for the airline industry in general.

Our ability to be profitable in this competitive environment depends on, among other things, operating at costs equal to or lower than those of our competitors, continuing to provide high quality customer service and maintaining adequate liquidity levels. Although we have been able to raise capital and continue to grow, the highly competitive nature of the airline industry and the impact of the current economic recession could prevent us from attaining the passenger traffic or yields required to be profitable in new and existing markets.

The highest levels of traffic and revenue on our routes to and from Florida are generally realized from October through April, and on our routes to and from the western United States in the summer. Many of our areas of operations in the Northeast experience bad weather conditions in the winter, causing increased costs associated with de-icing aircraft, cancelled flights and accommodating displaced passengers. Our Florida and Caribbean routes experience bad weather conditions in the summer and fall due to thunderstorms and hurricanes. As we enter new markets, we could be subject to additional seasonal variations along with competitive responses to our entry by other airlines. Given our high proportion of fixed costs, this seasonality may cause our results of operations to vary from quarter to quarter.

Outlook for 2009

Our focus in 2009 will continue to be on rational growth, rigorous cost control and revenue optimization while managing risk in an uncertain and recessionary economic environment. We expect the slower growth trend that we began to see in 2008 to continue through 2009. However, we will continue to reallocate capacity in order to take advantage of market opportunities, including potential further reductions in transcontinental flights and an increased Caribbean presence. In addition, we are continuously looking to expand our other revenue opportunities.

We expect our full-year operating capacity for 2009 to decrease approximately 2% to 0% over 2008 with the addition of three new Airbus A320 aircraft and eight new EMBRAER 190 aircraft to our operating fleet, offset by the planned lease return of one of our Airbus A320 aircraft during the year and the sale of two of our EMBRAER 190 aircraft in January 2009. Assuming fuel prices of $1.99 per gallon, net of effective hedges, our cost per available seat mile for 2009 is expected to decrease by 5% to 7% over 2008. Our operating margin is expected to be between 12% and 14% and our pre-tax margin is expected to be between 6% and 8% for the full year. We expect our corrected first quarter 2009 weighted shares outstanding to be 243.9 (basic and diluted) with full year 2009 estimates to be 244.6 (basic) and 275.6 (diluted).

Results of Operations

The U.S. domestic airline environment was extremely challenging throughout 2008 primarily due to high aircraft fuel prices and vigorous price competition, along with a softening demand environment attributable to deteriorating economic conditions. However, due to the optimization of our own fare mix, average fares for the year increased 13% over 2007 to $139, while load factor declined 0.3 points to 80.4% from the full year 2007.

Our on-time performance, defined by the DOT as arrivals within 14 minutes of schedule, was 73.2% in 2008 compared to 70.2% in 2007. While we saw some improvement in our on-time performance on a year-over-year, it continued to be affected by the fact that a significant percentage of our flights operate out of three of the most congested and delay-prone airports in the U.S., as reflected by our 98.4% and 98.0% completion factors in 2008 and 2007, respectively.

Year 2008 Compared to Year 2007

We reported a net loss of $76 million in 2008 compared to net income of $18 million in 2007. In 2008, we had operating income of $109 million, a decrease of $60 million over 2007, and our operating margin was 3.2%, down 2.8 points from 2007. Diluted loss per share was $0.34 for 2008 compared to diluted earnings per share of $0.10 for 2007.

Operating Revenues.  Operating revenues increased 19%, or $546 million, primarily due to an increase in passenger revenues. The $420 million increase in passenger revenues was attributable to a 14% increase in yield due to higher average fare offset by a slightly lower load factor. Passenger revenues were also higher due to a 5% increase in departures. Included in passenger revenues are the fees collected from passengers related to our new EML product upgrade.

Other revenue increased 61%, or $126 million, primarily due to higher change fees and excess baggage fees of $68 million resulting from more passengers, the introduction of the second checked bag fee in 2008, and increased change fee rates. Other revenue also increased due to higher LiveTV third-party revenues, rental income, mail revenues, in-flight sales, and the marketing component of TrueBlue point sales.

Operating Expenses.  Operating expenses increased 23%, or $606 million, primarily due to a 43% increase in average fuel price per gallon and operating an average of 12 additional aircraft, which provided us with higher capacity. Operating capacity increased 2% to 32.44 billion available seat miles in 2008 due to having 9% more average aircraft in-service. Operating expenses per available seat mile increased 21% to 10.11 cents. Excluding fuel, our cost per available seat mile increased 9% in 2008. In detail, operating costs per available seat mile were (percent changes are based on unrounded numbers):

	Year Ended December 31,		Percent
	2008	2007	Change
	(in cents)

Operating expenses:
Aircraft fuel	4.17	2.91	43.1%
Salaries, wages and benefits	2.14	2.03	5.2
Landing fees and other rents	.62	.57	8.8
Depreciation and amortization	.63	.55	14.7
Aircraft rent	.40	.39	2.5
Sales and marketing	.47	.38	23.4
Maintenance materials and repairs	.39	.33	18.4
Other operating expenses	1.29	1.22	6.6

Total operating expenses	10.11	8.38	20.6%

In 2008, our average aircraft utilization declined 5% to 12.1. A lower aircraft utilization results in fewer available seat miles and, therefore, higher unit costs. We estimate that more a significant portion of the year-over-year increase in our total cost per available seat mile was attributable to the decrease in our aircraft utilization and also was a significant factor of the increase in each component.

Aircraft fuel expense increased 46%, or $423 million, which includes the effective portion of fuel hedging, due to a 43% increase in average fuel cost per gallon, and nine million more gallons of aircraft fuel consumed resulting in $20 million of additional fuel expense. Aircraft fuel prices continued to ascend to record high levels during most of 2008, with our average fuel price per gallon at $2.98 compared to $2.09 for the year ended December 31, 2007. Our fuel costs represented 41% and 35% of our operating expenses in 2008 and 2007, respectively. Based on our expected fuel volume for 2009, a $.10 per gallon increase in the cost of aircraft fuel would increase our annual fuel expense by approximately $47 million. Cost per available seat mile increased 43% primarily due to higher fuel prices.

Salaries, wages and benefits increased 7%, or $46 million, due primarily to a 4% increase in average full-time equivalent employees and increases in pay rates, offset by a decrease in overtime pay that was incurred in connection with the weather-related events in the first quarter of 2007. The increase in average full-time equivalent employees is partially driven by our policy of not furloughing employees during economic downturns. Cost per available seat mile increased 5% as a result of the increases in salaries, wages, and benefits

Landing fees and other rents increased 11%, or $19 million, due to a 5% increase in departures over 2007 and increased airport rents associated with increased rates in existing markets as well as the opening of two new cities in 2008. Cost per available seat mile increased 9% due to the increased rents.

Depreciation and amortization increased 17%, or $29 million, primarily due to having an average of 85 owned and capital leased aircraft in 2008 compared to 78 in 2007 and an $8 million asset write-off related to our temporary terminal facility at JFK in 2008, as well as $5 million in depreciation related to our new terminal at JFK in 2008. Cost per available seat mile was 15% higher due to the asset write-off.

Aircraft rent increased 4%, or $5 million, due to operating an average of five more aircraft under operating leases in 2008 compared to 2007. Cost per available seat mile increased 3% due to a higher percentage of our fleet being leased.

Sales and marketing expense increased 26%, or $30 million, primarily due to $16 million in higher credit card fees resulting from increased passenger revenues and $5 million in commissions related to our participation in GDSs, as well as $10 million in higher advertising costs in 2008, which included the launch of our “Happy Jetting” campaign. On a cost per available seat mile basis, sales and marketing expense increased 23%, primarily due to higher advertising costs and higher credit card fees associated with our increase in average fares. We book the majority of our reservations through a combination of our website and our agents (77% and 10% in 2008, respectively).

Maintenance materials and repairs increased 19%, or $21 million, due to 12 more average operating aircraft in 2008 compared to 2007 and a gradual aging of our fleet. Cost per available seat mile increased 18%, primarily due to an increase in the average age of our fleet. Maintenance expense is expected to increase significantly as our fleet ages.

Other operating expenses increased 8%, or $33 million, primarily due to taxes associated with the increase in fuel price, more LiveTV third-party customers, higher variable costs associated with a 2% increase in capacity and a 3% increase in the number of passengers served. Other operating expenses include the impact of $23 million and $7 million in gains on sales of aircraft in 2008 and 2007, respectively. Other operating expenses were further offset in 2008 by $7 million for certain tax incentives. Cost per available seat mile increased 7% due primarily to additional LiveTV third-party customer installations and taxes associated with the increase in fuel price.

Other Income (Expense).  Interest expense increased 3%, or $7 million, primarily due to the impact of partial conversion of our 5.5% convertible debentures due 2038 and the associated $11 million of accelerated payments from the escrow accounts for these securities, $2 million in issuance cost write-offs and increases of $33 million in interest associated with the debt financing for new aircraft deliveries and other non-aircraft related debt. Interest expense was reduced by approximately $43 million due to lower interest rates and the scheduled pay downs of our long-term debt obligations and an additional $8 million related to retired debt for sold aircraft. Interest expense also included an increased accretion in interest related to the construction obligation for our new terminal at JFK, of which $12 million was capitalized. This increase in capitalized interest was offset by lower balances on our pre-delivery deposit facility and lower interest rates.

Interest income and other decreased 102%, or $55 million, primarily due to a $53 million net impairment charge for ARS and a $20 million decrease in interest income due to lower rates of return in 2008, offset partially by $18 million in gains on the extinguishment of debt.

Our effective tax rate was 0% in 2008 compared to 55% in 2007, mainly due to the establishment of a valuation allowance of $21 million related to our $67 million ARS impairment. Our effective tax rate differs from the statutory income tax rate due to the non deductibility of certain items for tax purposes and the relative size of these items to our pre-tax loss of $76 million in 2008 and pre-tax income $41 million in 2007.

Year 2007 Compared to Year 2006

We had net income of $18 million in 2007 compared to a net loss of $1 million in 2006. In 2007, we had operating income of $169 million, an increase of $42 million over 2006, and our operating margin was 6.0%, up 0.6 points from 2006. Diluted earnings per share were $0.10 for 2007 and $0.00 for 2006.

Operating Revenues.  Operating revenues increased 20%, or $479 million, primarily due to an increase in passenger revenues. The $413 million increase in passenger revenues was attributable to a 7.4% increase in yield due to higher average fare offset by a slightly lower load factor. Passenger revenues were also higher due to a 24% increase in departures.

Other revenue increased 47%, or $66 million, primarily due to higher change fees and excess baggage fees of $28 million resulting from more passengers and higher rates. Other revenue also increased due to higher LiveTV third-party revenues of $12 million, rental income of $8 million, mail revenues of $3 million and the marketing component of TrueBlue pint sales of $3 million.

Operating Expenses.  Operating expenses increased 20%, or $437 million, primarily due to operating an average of 21 additional aircraft, which provided us with higher capacity, and a 5% increase in average fuel price per gallon. Operating capacity increased 12% to 31.9 billion available seat miles in 2007 due to having 20% more average aircraft in-service. Our increase in capacity was partially offset by a 3% reduction in available seat miles due to the removal of a row of seats on our Airbus A320 aircraft in the first quarter of 2007. Operating expenses per available seat mile increased 7% to 8.38 cents. Excluding fuel, our cost per available seat mile increased 5% in 2007. In detail, operating costs per available seat mile were (percent changes are based on unrounded numbers):

	Year Ended December 31,		Percent
	2007	2006	Change
	(in cents)

Operating expenses:
Aircraft fuel	2.91	2.63	10.7%
Salaries, wages and benefits	2.03	1.94	5.1
Landing fees and other rents	.57	.55	2.5
Depreciation and amortization	.55	.53	4.2
Aircraft rent	.39	.36	7.2
Sales and marketing	.38	.36	4.3
Maintenance materials and repairs	.33	.30	8.8
Other operating expenses	1.22	1.15	6.2

Total operating expenses	8.38	7.82	7.1%

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

Aircraft fuel expense increased 24%, or $177 million, due to 67 million more gallons of aircraft fuel consumed resulting in $133 million of additional fuel expense and a 5% increase in average fuel cost per gallon, or $44 million. Aircraft fuel prices remained at or near historically high levels in 2007, with our average fuel price per gallon at $2.09 compared to $1.99 for the year ended December 31, 2006. Our fuel costs represented 35% and 34% of our operating expenses in 2007 and 2006, respectively. Our fuel consumption per block hour decreased 3% due to utilization of the lighter EMBRAER 190 aircraft and various fuel conservation initiatives. Cost per available seat mile increased 11% primarily due to higher fuel prices and decreased stage length.

Salaries, wages and benefits increased 17%, or $95 million, due primarily to changes in our employee retirement plan, increases in our 2007 pilot pay rates, increased profit sharing, and overtime pay resulting from the weather-related events in the first quarter of 2007. Specifically, we recorded $20 million of profit sharing in 2007 compared to $3 million in 2006. Cost per available seat mile increased 5% as a result of the 2007 pilot pay increases and profit sharing.

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

Maintenance materials and repairs increased 21%, or $19 million, due to 21 more average operating aircraft in 2007 compared to 2006 and a gradual aging of our fleet. Cost per available seat mile increased 9%, primarily due to an increase in the average age of our fleet. Maintenance costs are expected to increase significantly as our fleet ages.

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

Quarterly Results of Operations

The following table sets forth selected financial data and operating statistics for the four quarters ended December 31, 2008. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10-K.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Statements of Operations Data (dollars in millions)
Operating revenues	$816	$859	$902	$811
Operating expenses:
Aircraft fuel	308	370	394	280
Salaries, wages and benefits	178	168	173	175
Landing fees and other rents	51	49	52	48
Depreciation and amortization (1)	45	46	54	60
Aircraft rent	32	32	33	32
Sales and marketing	39	42	38	33
Maintenance materials and repairs	33	32	32	30
Other operating expenses (2)	113	99	104	104

Total operating expenses	799	838	880	762

Operating income (loss)	17	21	22	49
Other income (expense) (3)	(30)	(31)	(26)	(98)

Income (loss) before income taxes	(13)	(10)	(4)	(49)
Income tax expense (benefit)	(5)	(3)	—	8

Net income (loss)	$(8)	$(7)	$(4)	$(57)

Operating margin	2.2%	2.4%	2.4%	6.1%
Pre-tax margin	(1.5)%	(1.2)%	(0.5)%	(6.0)%
Operating Statistics:
Revenue passengers (thousands)	5,518	5,637	5,657	5,108
Revenue passenger miles (millions)	6,563	6,756	6,848	5,904
Available seat miles ASM (millions)	8,395	8,383	8,154	7,510
Load factor	78.2%	80.6%	84.0%	78.6%
Breakeven load factor (4)	82.2%	84.1%	89.7%	80.6%
Aircraft utilization (hours per day)	12.9	12.6	11.7	11.2
Average fare	$135.64	$138.13	$142.55	$141.37
Yield per passenger mile (cents)	11.40	11.53	11.78	12.23
Passenger revenue per ASM (cents)	8.92	9.29	9.89	9.62
Operating revenue per ASM (cents)	9.72	10.24	11.07	10.80
Operating expense per ASM (cents)	9.51	9.99	10.80	10.14
Operating expense per ASM, excluding fuel (cents)	5.84	5.59	5.96	6.42
Airline operating expense per ASM (cents) (4)	9.37	9.69	10.56	9.86
Departures	52,265	52,236	51,125	49,763
Average stage length (miles)	1,131	1,138	1,132	1,075
Average number of operating aircraft during period	136.3	139.6	142.2	139.9
Average fuel cost per gallon	$2.65	$3.17	$3.42	$2.67
Fuel gallons consumed (millions)	117	116	115	105
Percent of sales through jetblue.com during period	76.7%	77.2%	76.9%	75.7%
Full-time equivalent employees at period end (4)	10,165	9,856	9,398	9,895

(1)	During the third quarter, we wrote off $8 million related to our temporary terminal facility at JFK.

(2)	During the second, third and fourth quarters, we sold a total of nine aircraft, which resulted in gains of $13 million, $2 million and $8 million, respectively.

(3)	During the third and fourth quarters, we recorded an additional $5 million and $8 million, respectively, in interest expense related to the early conversion of a portion of our 5.5% convertible debentures due 2038. Additionally, in the third and fourth quarters, we recognized $12 million and $6 million in interest income related to the gain on extinguishment of debt, respectively. In the fourth quarter, we recorded a net other-than-temporary impairment of $53 million related to the write-down in the value of our ARS.

(4)	Excludes results of operations and employees of LiveTV, LLC, which are unrelated to our airline operations and are immaterial to our consolidated operating results.

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

Liquidity and Capital Resources

At December 31, 2008, we had cash and cash equivalents of $561 million, compared to cash and cash equivalents of $190 million at December 31, 2007. Cash flows used in operating activities totaled $17 million in 2008 compared to cash flows provided by operating activities of $358 million in 2007 and $274 million in 2006. The $375 million decrease in cash flows from operations in 2008 compared to 2007 was primarily as a result of a 43% higher price of fuel in 2008 compared to 2007 and the $149 million in collateral we posted for margin calls related to our outstanding fuel hedge and interest rate swap contracts, offset in part by higher yields. We also posted $70 million in restricted cash that collateralizes letters of credit issued to certain of our business partners, including $55 million for our primary credit card processor. Cash flows from operations in 2007 compared to 2006 increased due to the growth of our business. We rely primarily on cash flows from operations to provide working capital for current and future operations.

At December 31, 2008, we had two lines of credit, totaling $163 million secured by all of our ARS, as well as one short-term borrowing facility for certain aircraft predelivery deposits. At December 31, 2008, we had a total of $173 million in borrowings outstanding under these facilities.

Net cash provided by investing and financing activities was $388 million in 2008 compared to net cash used in investing and financing activities of $178 million in 2007 and $270 million in 2006.

Investing Activities.  During 2008, capital expenditures related to our purchase of flight equipment included expenditures of $587 million for 18 aircraft and four spare engines, $49 million for flight equipment deposits and $7 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $60 million. Expenditures related to the construction of our new terminal at JFK totaled $142 million. Net cash provided by the sale of investment securities was $328 million. Other investing activities included the receipt of $299 million in proceeds from the sale of nine aircraft.

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

Financing Activities.  Financing activities during 2008 consisted primarily of (1) the issuance of approximately 42.6 million shares of common stock to Deutsche Lufthansa AG for approximately $300 million, net of transaction costs, (2) our public offering of $201 million aggregate principal amount of 5.5% convertible debentures due 2038, raising net proceeds of approximately $165 million after depositing $32 million in separate interest escrow accounts for these securities and issuance costs, (3) our issuance of $340 million in fixed rate equipment notes to various financial institutions secured by eleven aircraft, (4) our issuance of $181 million in floating rate equipment notes to various financial institutions secured by six aircraft, (5) proceeds of two lines of credit totaling $163 million collateralized by our ARS, (6) reimbursement of construction costs incurred for our new terminal at JFK of $138 million, (7) the financing of four spare engine purchases of $26 million, (8) the sale and leaseback over 18 years of one aircraft for $26 million by a U.S. leasing institution, (9) scheduled maturities of $404 million of debt, including the repayment of $174 million principal amount of 3.5% convertible debt issued in 2003, (10) the repayment of $209 million of debt in connection with the sale of nine aircraft and (11) the repurchase of $73 million principal amount of 3.75% convertible debentures due 2035 for $55 million.

Financing activities during 2007 consisted primarily of (1) the sale and leaseback over 18 years of seven EMBRAER 190 aircraft for $183 million by a U.S. leasing institution, (2) our issuance of $278 million in fixed rate equipment notes to various European financial institutions secured by eight Airbus A320 aircraft, (3) our issuance of $69 million in floating rate equipment notes to various European financial institutions secured by two Airbus A320 aircraft, (4) reimbursement of construction costs incurred for our new terminal at JFK of $242 million, (5) the financing of four spare engine purchases of $29 million, (6) scheduled maturities of $197 million of debt, and (7) the repayment of $68 million of debt in connection with the sale of three Airbus A320 aircraft.

In June 2006, we filed an automatic shelf registration statement with the SEC relating to our sale, from time to time, in one or more public offerings of debt securities, pass-through certificates, common stock, preferred stock and/or other securities. The net proceeds of any securities we sell under this registration statement may be used to fund working capital and capital expenditures, including the purchase of aircraft and construction of facilities on or near airports. Through December 31, 2008, we had issued a total of $635 million of securities under this registration statement.

In April 2008, we filed a prospectus supplement under our automatic shelf registration statement registering the shares of our common stock issued to Deutsche Lufthansa AG in January 2008. Such shares were registered pursuant to our obligations under our registration rights agreement with Deutsche Lufthansa AG. We have not received the proceeds of any shares sold by Deutsche Lufthansa AG.

None of our lenders or lessors are affiliated with us. Our short-term borrowings consist of a floating rate facility with a group of commercial banks to finance aircraft predelivery deposits and a secured line of credit, used for general operating activities.

Capital Resources.  We have been able to generate sufficient funds from operations to meet our working capital requirements. Other than two lines of credit, which are secured by ARS held by us, and our short-term aircraft predelivery deposit facility, substanitally all of our property and equipment is encumbered. We typically finance our aircraft through either secured debt or lease financing. At December 31, 2008, we operated a fleet of 142 aircraft, of which 55 were financed under operating leases, four were financed under capital leases and the remaining 83 were financed by secured debt. Financing in the form of secured debt or leases has been arranged for all three Airbus A320 aircraft and for the six net EMBRAER 190 aircraft scheduled for delivery in 2009. Although we believe that debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot assure you that we will be able to secure financing on terms attractive to us, if at all. While these financings may or may not result in an increase in liabilities on our balance sheet, our fixed costs will increase significantly regardless of the financing method ultimately chosen. To the extent we cannot secure financing, we may be required to modify our aircraft acquisition plans or incur higher than anticipated financing costs.

Working Capital.  We had a working capital deficit of $119 million at December 31, 2008, which is customary for airlines since air traffic liability is classified as a current liability, compared to a working capital deficit of $140 million at December 31, 2007. Our working capital includes the fair value of our fuel hedge derivatives, which was a liability of $128 million at December 31, 2008 and an asset of $33 million at December 31, 2007. We reduced our December 31, 2008 liability associated with these instruments by posting $138 million in cash collateral with our counterparties. Also contributing to our working capital deficit is the classification of our $244 million of ARS as long-term assets at December 31, 2008.

At December 31, 2007, we had $611 million invested in ARS, which were included in short-term investments. Beginning in February 2008, all of the ARS then held by us experienced failed auctions which resulted in us continuing to hold these securities beyond the initial auction reset periods. With auctions continuing to fail through the end of 2008, we have classified all of our ARS as long-term, since maturities of the underlying debt securities range from 20 to 40 years. Although the auctions for the securities have failed, we have not experienced any defaults and continue to earn and receive interest on all of these investments at the maximum contractual rate. As a result of the illiquidity in the market following the auction failures, we have recorded an other-than-temporary impairment charge of $67 million through earnings related to the ARS we hold, bringing the carrying value at December 31, 2008 to $244 million.

All of our ARS are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government), $284 million par value of which had a AAA rating and the remainder of which had an A rating. Despite the quality of the underlying collateral, the market for ARS and other securities has been diminished due to the lack of liquidity experienced in the market throughout 2008 and expected to be experienced into the future. We continue to monitor the market for our ARS and any change in their fair values will be reflected in other income/expense in future periods.

During 2008, various regulatory agencies began investigating the sales and marketing activities of the banks and broker-dealers that sold ARS, alleging violations of federal and state laws in connection with these activities. One of the two broker-dealers from which we purchased ARS has since announced settlements under which they will repurchase the ARS at par at a future date. As a result of our participation in this settlement agreement, UBS is required to repurchase our ARS brokered by them beginning June 10, 2010. We have participated in this settlement agreement and accordingly have a separate put agreement asset recorded at fair value of $14 million on our consolidated balance sheet at December 31, 2008.

We expect to meet our obligations as they become due through available cash, investment securities and internally generated funds, supplemented as necessary by debt and/or equity financings and proceeds from aircraft sale and leaseback transactions. We have recently sold two EMBRAER 190 aircraft in January 2009 and may further reduce our obligations through additional aircraft sales and/or return of leased aircraft; however, our ability to do so is dependent on factors outside of our control, including the ability of the prospective purchasers to obtain third-party financing. We expect to generate positive working capital through our operations. However, we cannot predict what the effect on our business might be from the extremely competitive environment we are operating in or from events that are beyond our control, such as the extreme volatility in fuel prices, the current economic recession and global credit and liquidity crisis, weather-related disruptions, the impact of airline bankruptcies or consolidations, U.S. military actions or acts of terrorism. Assuming that we utilize the predelivery short-term borrowing facility available to us, as well as our two lines of credit, we believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

Contractual Obligations

Our noncancelable contractual obligations at December 31, 2008 include (in millions):

	Payments due in
	Total	2009	2010	2011	2012	2013	Thereafter

Long-term debt and capital lease obligations (1)	$4,055	$301	$533	$292	$283	$473	$2,173
Lease commitments	2,021	223	201	186	166	139	1,106
Flight equipment obligations	4,975	350	300	465	925	960	1,975
Short-term borrowings	120	120	—	—	—	—	—
Financing obligations and other (2)	3,645	182	141	154	188	205	2,775

Total	$14,816	$1,176	$1,175	$1,097	$1,562	$1,777	$8,029

(1)	Includes actual interest and estimated interest for floating-rate debt based on December 31, 2008 rates.

(2)	Amounts include noncancelable commitments for the purchase of goods and services.

The interest rates are fixed for $1.58 billion of our debt and capital lease obligations, with the remaining $1.45 billion having floating interest rates. The floating interest rates adjust quarterly or semi-annually based on the London Interbank Offered Rate, or LIBOR. The weighted average maturity of all of our debt was nine years at December 31, 2008. We are not subject to any financial covenants in any of our debt obligations, except for the requirement to maintain $300 million in cash and cash equivalents related to our $110 million line of credit agreement entered into in July 2008. Our spare parts pass-through certificates issued in November 2006 require us to maintain certain non-financial collateral coverage ratios, which could require us to provide additional spare parts collateral or redeem some or all of the related equipment notes. At December 31, 2008, we were in compliance with all covenants of our debt and lease agreements and 89% of our owned property and equipment was collateralized.

We have operating lease obligations for 55 aircraft with lease terms that expire from 2009 to 2025. Five of these leases have variable-rate rent payments that adjust semi-annually based on LIBOR. We also lease airport terminal space and other airport facilities in each of our markets, as well as office space and other equipment. We have $27 million of restricted assets pledged under standby letters of credit related to certain of our leases which will expire at the end of the related lease terms.

Including the effects of the 2008 amendments to our Airbus and EMBRAER purchase agreements, our firm aircraft orders at December 31, 2008 consisted of 58 Airbus A320 aircraft and 70 EMBRAER 190 aircraft scheduled for delivery as follows: 11 in 2009, 6 in 2010, 9 in 2011, 23 in 2012, 25 in 2013, 24 in 2014, 20 in 2015, and 10 in 2016. We meet our predelivery deposit requirements for our aircraft by paying cash or by using short-term borrowing facilities for deposits required six to 24 months prior to delivery. Any predelivery deposits paid by the issuance of notes are fully repaid at the time of delivery of the related aircraft.

We also have options to acquire 22 additional Airbus A320 aircraft for delivery from 2011 through 2015 and 86 additional EMBRAER 190 aircraft for delivery from 2009 through 2015. We can elect to substitute Airbus A321 aircraft or A319 aircraft for the A320 aircraft until 21 months prior to the scheduled delivery date for those aircraft not on firm order.

In October 2008, we began operating out of our new Terminal 5 at JFK, or Terminal 5, which we had been constructing since November 2005. The construction and operation of this facility is governed by a lease agreement that we entered into with the PANYNJ in 2005. We are responsible for making various payments under the lease, including ground rents for the new terminal site which began on lease execution in 2005 and facility rents that commenced in October 2008 upon our occupancy of the new terminal. The facility rents are based on the number of passengers enplaned out of the new terminal, subject to annual minimums. The PANYNJ has reimbursed us for costs of this project in accordance with the terms of the lease, except for approximately $76 million in leasehold improvements that have been provided by us. For financial reporting purposes, this project is being accounted for as a financing obligation, with the constructed asset and related liability being reflected on our balance sheets. Minimum ground and facility rents for this terminal totaling $1.29 billion are included in the commitments table above as lease commitments and financing obligations.

Anticipated capital expenditures for facility improvements, spare parts and ground purchases in 2009 are projected to be approximately $185 million. Our commitments also include those of LiveTV, which has several noncancelable long-term purchase agreements with its suppliers to provide equipment to be installed on its customers’ aircraft, including JetBlue’s aircraft.

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

We utilize a policy provider to provide credit support on our Class G-1 and Class G-2 floating rate enhanced equipment notes. The policy provider has unconditionally guaranteed the payment of interest on the certificates when due and the payment of principal on the certificates no later than 18 months after the final expected regular distribution date. The policy provider is MBIA Insurance Corporation (a subsidiary of MBIA, Inc.). Financial information for the parent company of the policy provider is available at the SEC’s website at http://www.sec.gov or at the SEC’s public reference room in Washington, D.C.

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

Stock-based compensation.  The adoption of SFAS 123(R) in 2006 required the recording of stock-based compensation expense for issuances under our stock purchase plan and stock incentive plan over their requisite service period using a fair value approach similar to the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123. We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards under SFAS 123(R), which is the same valuation technique we previously used for pro forma disclosures under SFAS 123. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions. We estimate the expected term of options granted using an implied life derived from the results of a lattice model, which incorporates our historical exercise and post-vesting cancellation patterns, which we believe are representative of future behavior. The expected term of restricted stock units is based on the requisite service period of the awards being granted. The expected term for our employee stock purchase plan valuation is based on the length of each purchase period as measured at the beginning of the offering period. We estimate the expected volatility of our common stock at the grant date using a blend of 75% historical volatility of our common stock and 25% implied volatility of two-year publicly traded options on our common stock as of the option grant date. Our decision to use a blend of historical and implied volatility was based upon the volume of actively traded options on our common stock and our belief that historical volatility alone may not be completely representative of future stock price trends. Regardless of the method selected, significant judgment is required for some of the valuation variables. The most significant of these is the volatility of our common stock and the estimated term over which our stock options will be outstanding. The valuation calculation is sensitive to even slight changes in these estimates.

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

Derivative instruments used for aircraft fuel.  We utilize financial derivative instruments to manage the risk of changing aircraft fuel prices. We do not purchase or hold any derivative instrument for trading purposes. At December 31, 2008, we had a $128 million liability related to the net fair value of our derivative instruments. The majority of our financial derivative instruments are not traded on a public exchange. Fair values are assigned based on commodity prices that are provided to us by independent third parties. When possible, we designate these instruments as cash flow hedges for accounting purposes, as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, which permits the deferral of the effective portions of gains or losses until contract settlement.

SFAS 133 is a complex accounting standard, requiring that we develop and maintain a significant amount of documentation related to (1) our fuel hedging program and strategy, (2) statistical analysis supporting a highly correlated relationship between the underlying commodity in the derivative financial instrument and the risk being hedged (i.e. aircraft fuel) on both a historical and prospective basis and (3) cash flow designation for each hedging transaction executed, to be developed concurrently with the hedging transaction. This documentation requires that we estimate forward aircraft fuel prices since there is no reliable forward market for aircraft fuel. These prices are developed through the observation of similar commodity futures prices, such as crude oil and/or heating oil, and adjusted based on variations to those like commodities. Historically, our hedges have settled within 24 months; therefore, the deferred gains and losses have been recognized into earnings over a relatively short period of time.

Fair value measurements.  We adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements, or SFAS 157, which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements, on January 1, 2008. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs. We rely on unobservable (level 3) inputs, which are highly subjective, in determining the fair value of certain assets and liabilities including ARS and our interest rate swaps.

ARS are long-term debt securities for which interest rates reset regularly at pre-determined intervals, typically 28 days, through an auction process. We held ARS, with a total par value of $311 million and $611 million as of December 31, 2008 and 2007, respectively. Beginning in February 2008, all of the ARS held by us experienced failed auctions which resulted in our continuing to hold these securities beyond the initial auction reset periods. With auctions continuing to fail through the end of 2008, we have classified all of our ARS as long term, since maturities of underlying debt securities range from 20 to 40 years. Although the auctions for the securities have failed, $18 million have been redeemed by their issuers at par, we have not experienced any defaults and continue to earn and receive interest on all of these investments at the maximum contractual rate. At December 31, 2007, these securities were valued based on the markets in which they were trading, a level 1 input, which equaled their par value. The estimated fair value of these securities at December 31, 2008, however, no longer approximated par value and was estimated through discounted cash flows, a level 3 input. Our discounted cash flow analysis considered, among other things, the quality of the underlying collateral, the credit rating of the issuers, an estimate of when these securities are either expected to have a successful auction or otherwise return to par value and expected interest income to be received over this period, which was estimated to be an average of eight years. Because of the inherent subjectivity in valuing these securities, we also considered independent valuations obtained for each of our ARS held as of December 31, 2008 in estimating their fair values.

All of our ARS are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government), $284 million of which had a AAA rating and the remainder had an A rating. Despite the quality of the underlying collateral, the market for ARS and other securities has been diminished due to the lack of liquidity experienced in the market throughout 2008 and expected to be experienced into the future. Through September 30, 2008, we had experienced a $13 million decline in fair value, which we had classified as temporary and reflected as an unrealized loss in other comprehensive income. Through the fourth quarter, however, the lack of liquidity in the capital markets not only continued, but deteriorated further, resulting in the decline in fair value totaling $67 million at December 31, 2008. This decline in fair value was also deemed to be other than temporary due to the continued auction failures and expected lack of liquidity in the capital markets into the foreseeable future, which resulted in an impairment charge being recorded in other income/expense. We continue to monitor the market for our ARS and any change in their fair values will be reflected in other income/expense in future periods.

We have elected to apply the fair value option under Statement of Financial Accounting Standard 159, The Fair Value Option for Financial Assets and Financial Liabilities, to an agreement with one of our ARS’ broker, to repurchase, at par. We recorded a $14 million gain associated with fair value of this put option, which offsets $15 million of related ARS impairment included in other income/expense. The fair value of the put is determined by comparing the fair value of the related ARS, as described above, to their par values and also considers the credit risk associated with the broker. This put option will be adjusted on each balance sheet date based on its then fair value. The fair value of the put option is based on unobservable inputs and is therefore classified as level 3 in the hierarchy.

In February 2008, we entered into interest rate swaps, which qualify as cash flow hedges in accordance with SFAS 133. The fair values of our interest rate swaps were initially based on inputs received from the counterparty. These values were corroborated by adjusting the active swap indications in quoted markets for similar terms (6-8 years) for the specific terms within our swap agreements. There was no ineffectiveness relating to these interest rate swaps in 2008, with all of the unrealized losses being deferred in accumulated other comprehensive income.

Frequent flyer accounting.  We utilize a number of estimates in accounting for our TrueBlue customer loyalty program, which are consistent with industry practices. We record a liability, which was $5 million as of December 31, 2008, for the estimated incremental cost of providing free travel awards, including an estimate for partially earned awards. The estimated cost includes incremental fuel, insurance, passenger food and supplies, and reservation costs. In estimating the liability, we currently assume that 90% of earned awards will be redeemed and that 30% of our outstanding points will ultimately result in awards. Periodically, we evaluate our assumptions for appropriateness, including comparison of the cost estimates to actual costs incurred as well as the expiration and redemption assumptions to actual experience. Changes in the minimum award levels or in the lives of the awards would also require us to reevaluate the liability, potentially resulting in a significant impact in the year of change as well as in future years.

We also sell TrueBlue points to participating partners. Revenue from these sales is allocated between passenger revenues and other revenues. The amount attributable to passenger revenue is determined based on the fair value of transportation expected to be provided when awards are redeemed and is recognized when travel is provided. Total sales proceeds in excess of the estimated transportation fair value is recognized at the time of sale. Deferred revenue was $54 million at December 31, 2008.

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

Aircraft fuel.  Our results of operations are affected by changes in the price and availability of aircraft fuel. To manage the price risk, we use crude or heating oil option contracts or swap agreements. Market risk is estimated as a hypothetical 10% increase in the December 31, 2008 cost per gallon of fuel. Based on projected 2009 fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $75 million in 2009, compared to an estimated $128 million for 2008 measured as of December 31, 2007. As of December 31, 2008, we had hedged approximately 8% of our projected 2009 fuel requirements. All hedge contracts existing at December 31, 2008 settle by the end of 2009. We expect to realize approximately $93 million in losses during 2009 which was deferred in other comprehensive income as of December 31, 2008 related to our outstanding fuel hedge swaps.

Interest.  Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $1.58 billion of our debt and capital lease obligations, with the remaining $1.45 billion having floating interest rates. If interest rates average 10% higher in 2009 than they did during 2008, our interest expense would increase by approximately $4 million, compared to an estimated $10 million for 2008 measured as of December 31, 2007. If interest rates average 10% lower in 2009 than they did during 2008, our interest income from cash and investment balances would decrease by approximately $1 million, compared to $5 million for 2008 measured as of December 31, 2007. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate debt, cash equivalents and investment securities balances at December 31, 2008 and 2007.

Fixed Rate Debt.  On December 31, 2008, our $303 million aggregate principal amount of convertible debt had a total estimated fair value of $359 million, based on quoted market prices. If interest rates were 10% higher than the stated rate, the fair value of this debt would have been $379 million as of December 31, 2008.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2008	2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$561	$190
Investment securities	10	644
Receivables, less allowance (2008-$5; 2007-$2)	86	92
Inventories, less allowance (2008-$4; 2007-$2)	30	26
Restricted cash	78	—
Prepaid expenses and other	91	111
Deferred income taxes	106	53

Total current assets	962	1,116

PROPERTY AND EQUIPMENT
Flight equipment	3,832	3,547
Predelivery deposits for flight equipment	163	238

	3,995	3,785
Less accumulated depreciation	406	336

	3,589	3,449

Other property and equipment	487	475
Less accumulated depreciation	134	130

	353	345

Assets constructed for others	533	452
Less accumulated depreciation	5	—

	528	452

Total property and equipment	4,470	4,246

OTHER ASSETS
Investment securities	244	—
Purchased technology, less accumulated amortization (2008-$61; 2007-$48)	8	21
Restricted cash	69	53
Other	270	162

Total other assets	591	236

TOTAL ASSETS	$6,023	$5,598

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2008	2007

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$144	$140
Air traffic liability	445	426
Accrued salaries, wages and benefits	107	110
Other accrued liabilities	113	120
Short-term borrowings	120	43
Current maturities of long-term debt and capital leases	152	417

Total current liabilities	1,081	1,256

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	2,883	2,588

CONSTRUCTION OBLIGATION	512	438

DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	194	192
Other	92	88

	286	280
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 500,000,000 shares authorized, 288,633,882 issued and 271,763,139 outstanding in 2008 and 181,593,440 shares issued and outstanding in 2007	3	2
Treasury stock, at cost; 16,878,876 shares	—	—
Additional paid-in capital	1,256	853
Retained earnings	86	162
Accumulated other comprehensive income (loss), net of taxes	(84)	19

Total stockholders’ equity	1,261	1,036

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,023	$5,598

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2008	2007	2006

OPERATING REVENUES
Passenger	$3,056	$2,636	$2,223
Other	332	206	140

Total operating revenues	3,388	2,842	2,363

OPERATING EXPENSES
Aircraft fuel	1,352	929	752
Salaries, wages and benefits	694	648	553
Landing fees and other rents	199	180	158
Depreciation and amortization	205	176	151
Aircraft rent	129	124	103
Sales and marketing	151	121	104
Maintenance materials and repairs	127	106	87
Other operating expenses	422	389	328

Total operating expenses	3,279	2,673	2,236

OPERATING INCOME	109	169	127

OTHER INCOME (EXPENSE)
Interest expense	(232)	(225)	(173)
Capitalized interest	48	43	27
Interest income and other	(1)	54	28

Total other income (expense)	(185)	(128)	(118)

INCOME (LOSS) BEFORE INCOME TAXES	(76)	41	9
Income tax expense	—	23	10

NET INCOME (LOSS)	$(76)	$18	$(1)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.34)	$0.10	$—

Diluted	$(0.34)	$0.10	$—

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(76)	$18	$(1)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Deferred income taxes	(1)	23	10
Depreciation	189	161	136
Amortization	21	19	18
Stock-based compensation	16	15	21
Gains on sale of flight equipment and extinguishment of debt	(41)	(9)	(8)
Collateral posted on derivative instruments	(149)	—	—
Auction rate securities impairment, net	53	—	—
Restricted cash held for business partners	(70)	—	—
Changes in certain operating assets and liabilities:
Decrease (increase) in receivables	4	(14)	(12)
Decrease (increase) in inventories, prepaid and other	(10)	3	(28)
Increase in air traffic liability	19	86	97
Increase in accounts payable and other accrued liabilities	15	36	33
Other, net	13	20	8

Net cash provided by (used in) operating activities	(17)	358	274

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(654)	(617)	(996)
Predelivery deposits for flight equipment	(49)	(128)	(106)
Assets constructed for others	(142)	(242)	(149)
Proceeds from sale of flight equipment	299	100	154
Refund of predelivery deposits for flight equipment	—	12	19
Purchase of held-to-maturity investments	—	(11)	(23)
Proceeds from maturities of held-to-maturity investments	—	24	15
Purchase of available-for-sale securities	(69)	(654)	(1,002)
Sale of available-for-sale securities	397	719	797
Return of security deposits	1	72	—
Increase in restricted cash and other assets, net	(30)	(9)	(16)

Net cash used in investing activities	(247)	(734)	(1,307)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	320	26	28
Issuance of long-term debt	716	376	855
Aircraft sale and leaseback transactions	26	183	406
Short-term borrowings	17	48	45
Borrowings collateralized by ARS	163	—	—
Construction obligation	138	242	179
Repayment of long-term debt and capital lease obligations	(673)	(265)	(390)
Repayment of short-term borrowings	(52)	(44)	(71)
Other, net	(20)	(10)	(15)

Net cash provided by financing activities	635	556	1,037

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	371	180	4
Cash and cash equivalents at beginning of period	190	10	6

Cash and cash equivalents at end of period	$561	$190	$10

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

							Accumulated
					Additional		Other
	Common	Common	Treasury	Treasury	Paid-In	Retained	Comprehensive
	Shares	Stock	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2005	173	2	—	—	764	145	—	911
Net loss	—	—	—	—	—	(1)	—	(1)
Change in fair value of derivatives, net of $5 in taxes	—	—	—	—	—	—	(7)	(7)

Total comprehensive loss								(8)
Exercise of common stock options	3	—	—	—	11	—	—	11
Stock compensation expense	—	—	—	—	21	—	—	21
Stock issued under crewmember stock purchase plan	2	—	—	—	17	—	—	17
Balance at December 31, 2006	178	2	—	—	813	144	(7)	952

Net income	—	—	—	—	—	18	—	18
Reclassification into earnings, net of $5 in taxes	—	—	—	—	—	—	7	7
Change in fair value of derivatives, net of $13 in taxes	—	—	—	—	—	—	19	19

Total comprehensive loss			—	—				44
Exercise of common stock options	2	—	—	—	8	—	—	8
Stock compensation expense	—	—	—	—	14	—	—	14
Stock issued under crewmember stock purchase plan	2	—	—	—	18	—	—	18

Balance at December 31, 2007	182	$2	—	$—	$853	$162	$19	$1,036

Net income	—	—	—	—	—	(76)	—	(76)
Cash flow hedges
Unrealized losses, net of $47 in taxes	—	—	—	—	—	—	(72)	(72)
Reclassifications into earnings, net of $21 in taxes	—	—	—	—	—	—	(31)	(31)

							(103)	(103)
Investment securities
Unrealized losses, net of $5 in taxes	—	—	—	—	—	—	(8)	(8)
Reclassifications into earnings, net of $5 in taxes	—	—	—	—	—	—	8	8

	—	—	—	—	—	—	—	—

Total comprehensive loss	—	—	—	—	—	—	—	(179)
Exercise of common stock options	1	—	—	—	1	—	—	1
Stock compensation expense	—	—	—	—	16	—	—	16
Stock issued under crewmember stock purchase plan	2	—	—	—	9	—	—	9
Proceeds from secondary offering, net of offering expenses	43	—	—	—	301	—	—	301
Shares loaned under 2008 Share Lending Agreement	44	1	—	—	—	—	—	1
Conversions of 2008 Series A and B convertible notes	17	—	—	—	76	—	—	76
Shares returned pursuant to 2008 share lending	—	—	17	$—	—	—	—	—

Balance at December 31, 2008	289	$3	17	$—	$1,256	$86	$(84)	$1,261

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

JetBlue Airways Corporation is an innovative passenger airline that provides award winning customer service at competitive fares primarily on point-to-point routes. We offer our customers a high quality product with young, fuel-efficient aircraft, leather seats, free in-flight entertainment at every seat, pre-assigned seating and reliable performance. We commenced service in February 2000 and established our primary base of operations at New York’s John F. Kennedy International Airport, or JFK, where we now have more enplanements than any other airline. As of December 31, 2008, we served 52 destinations in 19 states, Puerto Rico, Mexico, and five countries in the Caribbean and Latin America. LiveTV, LLC, or LiveTV, a wholly owned subsidiary, provides in-flight entertainment systems for commercial aircraft, including live in-seat satellite television, digital satellite radio, wireless aircraft data link service and cabin surveillance systems.

Note 1—	Summary of Significant Accounting Policies

Basis of Presentation:  Our consolidated financial statements include the accounts of JetBlue Airways Corporation, or JetBlue, and our subsidiaries, collectively “we” or the “Company”, with all intercompany transactions and balances having been eliminated. Air transportation services accounted for substantially all the Company’s operations in 2008, 2007 and 2006. Accordingly, segment information is not provided for LiveTV. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates:  We are required to make estimates and assumptions when preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value:  Effective January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements, or SFAS 157, which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs. See Note 13 for more information, including a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2008

Cash and Cash Equivalents:  Our cash and cash equivalents include short-term, highly liquid investments which are readily convertible into cash. These investments include money market securities with maturities of three months or less when purchased that are considered to be easily tradable.

Restricted Cash:  Restricted cash primarily consists of security deposits and performance bonds for aircraft and facility leases, funds held in escrow for estimated workers’ compensation obligations, and funds held as collateral for our primary credit card processor.

Accounts and Other Receivables:  Accounts and other receivables are carried at cost. They primarily consist of amounts due from credit card companies associated with sales of tickets for future travel and amounts due from counterparties associated with fuel derivative instruments that have settled. We estimate an allowance for doubtful accounts based on known troubled accounts, if any, and historical experience of losses incurred.

Investment Securities:  Investment securities consist of the following: (a) auction rate securities stated at fair value; (b) investment-grade interest bearing instruments classified as held-to-maturity investments and stated at amortized cost; and (c) derivative instruments stated at fair value, net of collateral postings. When sold, we use a specific identification method to determine the cost of the securities.

At December 31, 2008 investment securities, excluding fuel hedge derivatives, were transferred to trading securities and consisted of $244 million in student loan bonds and at December 31, 2007 were classified as available-for-sale and consisted of $591 million in student loan bonds and $20 million in other securities.

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

Property under capital leases are recorded at an amount equal to the present value of future minimum lease payments computed on the basis of our incremental borrowing rate or, when known, the interest rate implicit in the lease. Amortization of property under capital leases is on a straight-line basis over the expected useful life and is included in depreciation and amortization expense.

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted future cash flows estimated to be generated by these assets are less than the assets’ net book value. If impairment occurs, the loss is measured by comparing the fair value of the asset to its carrying amount. Impairment losses are recorded in depreciation and amortization expense. In 2008, we recorded an impairment loss of $8 million related to the write-off our temporary terminal facility at JFK.

In 2008, we sold nine aircraft, which resulted in gains of $23 million. In 2007, we sold three aircraft, which resulted in gains of $7 million. In 2006, we sold five aircraft, which resulted in gains of $12 million. The gains on our sales of aircraft are included in other operating expenses.

Passenger Revenues:  Passenger revenue is recognized, net of the taxes that we are required to collect from our customers, including federal transportation taxes, security taxes and airport facility charges, when the transportation is provided or after the ticket or customer credit (issued upon payment of a change fee) expires. Tickets sold but not yet recognized as revenue and unexpired credits are included in air traffic liability.

LiveTV Revenues and Expenses:  We account for LiveTV’s revenues and expenses related to the sale of hardware, maintenance of hardware, and programming services provided, as a single unit in accordance with Emerging Issues Task Force Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Revenues and expenses related to these components are recognized ratably over the service periods, which currently extend through 2017. Customer advances are included in other liabilities.

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

Advertising Costs:  Advertising costs, which are included in sales and marketing, are expensed as incurred. Advertising expense in 2008, 2007 and 2006 was $52 million, $41 million and $40 million, respectively.

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

Stock-Based Compensation:  Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards 123(R), Share-Based Payment, and related interpretations, or SFAS 123(R), to account for stock-based compensation using the modified prospective transition method and therefore did not restate our prior period results. SFAS 123(R) supersedes Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, or APB 25, and revises guidance in Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation, or SFAS 123. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to (a) unvested stock options under our amended and restated 2002 Stock Incentive Plan, or the 2002 Plan, and issuances under our Crewmember Stock Purchase Plan, as amended, or CSPP, outstanding as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (b) any new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term.

SFAS 123(R) requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. In 2008, we recorded $1 million in excess tax benefits generated from option exercises and RSU vestings. We did not record any excess tax benefit generated from option exercises in 2007 or 2006.

Our policy is to issue new shares for purchases under our CSPP and issuances under our 2002 Plan.

New Accounting Standards:

In May 2008, the Financial Accounting Standards Board, or FASB, issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled In Cash upon Conversion (Including Partial Cash Settlement), which applies to all convertible debt instruments that have a “net settlement feature”, which means instruments that by their terms may be settled either wholly or partially in cash upon conversion. Under FSP APB 14-1, the liability and equity components of convertible debt instruments that may be settled wholly or partially in cash upon conversion must be accounted for separately in a manner reflective of their issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting of this type of convertible debt instruments entirely as debt. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We have considered the impact of our adoption of FSP APB 14-1 on our consolidated financial statements, and we estimate that our $250 million aggregate principal amount of 3 3/4% convertible unsecured debentures due 2035 will have an approximate initial measurement of a $200 million liability component and a $50 million equity component. We estimate we would have had an additional $10 million in interest expense in each of the years ended December 31, 2006, 2007, and 2008.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which enhances the disclosure requirements related to derivative instruments and hedging activity to improve the transparency of financial reporting, and is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of adoption of SFAS 161.

Note 2—	Long-term Debt, Short-term Borrowings and Capital Lease Obligations

Long-term debt and the related weighted average interest rate at December 31, 2008 and 2007 consisted of the following (in millions):

	2008		2007

Secured Debt
Floating rate equipment notes, due through 2020 (1)	$659	4.5%	$724	6.7%
Floating rate enhanced equipment notes (2) (3)
Class G-1, due through 2016	296	4.0%	321	5.6%
Class G-2, due 2014 and 2016	373	2.8%	373	5.7%
Class B-1, due 2014	49	7.1%	49	8.3%
Class C, due through 2008	—		102	8.5%
Fixed rate equipment notes, due through 2023	1,075	5.9%	778	6.7%
Fixed rate special facility bonds, due through 2036 (4)	85	6.0%	85	6.0%
UBS line of credit (5)	53		—

Unsecured Debt
3 3/4% convertible debentures due in 2035 (6)	177		250
5 1/2% convertible debentures due in 2038 (7)	126		—
3 1/2% convertible notes due in 2033 (8)	1		175

Capital Leases (9)	141	5.4%	148	6.2%

Total debt and capital lease obligations	3,035		3,005
Less: current maturities	(152)		(417)

Long-term debt and capital lease obligations	$2,883		$2,588

(1)	Interest rates adjust quarterly or semi-annually based on the London Interbank Offered Rate, or LIBOR, plus a margin.

(2)	In November 2006, we completed a public offering of $124 million of pass-through certificates to finance certain of our owned aircraft spare parts. Separate trusts were established for each class of these certificates. The entire principal amount of the Class G-1 and Class B-1 certificates is scheduled to be paid in a lump sum on the applicable maturity date. The interest rate for all certificates is based on three month LIBOR plus a margin. Interest is payable quarterly.

(3)	In November 2004 and March 2004, we completed public offerings of $498 million and $431 million, respectively, of pass-through certificates to finance the purchase of 28 new Airbus A320 aircraft delivered through 2005. Separate trusts were established for each class of these certificates. Quarterly principal payments are required on the Class G-1 certificates. The entire principal amount of the Class G-2 certificates is scheduled to be paid in a lump sum on the applicable maturity dates. In June and November

2008, we fully repaid the principal balances of the Class C certificates. In February 2008, we entered into interest rate swap agreements that have effectively fixed the interest rate for the remaining term of our Class G-1 certificates for the November 2004 offering. These certificates had a balance of $141 million at December 31, 2008 and an effective interest rate of 4.6%. The interest rate for all other certificates is based on three month LIBOR plus a margin. Interest is payable quarterly.

(4)	In December 2006, the New York City Industrial Development Agency issued special facility revenue bonds for JFK and, in November 2005, the Greater Orlando Aviation Authority issued special purpose airport facilities revenue bonds, in each case for reimbursement to us for certain airport facility construction and other costs. We have recorded the issuance of $39 million (net of $1 million discount) and $45 million (net of $2 million discount), respectively, principal amount of these bonds as long-term debt on our consolidated balance sheet because we have issued a guarantee of the debt payments on the bonds. This fixed rate debt is secured by leasehold mortgages of our airport facilities.

(5)	On December 10, 2008, we entered into the UBS auction rate security loan program under a credit line agreement with UBS Securities LLC and UBS Financial Services Inc, or UBS, which provides us with a no net cost loan in the principal amount of $53 million. However, this credit line agreement calls for all interest income earned on the ARS being held by UBS to be automatically transferred to UBS. This line of credit is secured by approximately $85 million in par value of our ARS being held by UBS. The term of the credit line is through at least June 30, 2010.

(6)	In March 2005, we completed a public offering of $250 million aggregate principal amount of 3 3/4% convertible unsecured debentures due 2035, which are currently convertible into 14.6 million shares of our common stock at a price of approximately $17.10 per share, or 58.4795 shares per $1,000 principal amount of debentures, subject to further adjustment. Upon conversion, we have the right to deliver, in lieu of shares of our common stock, cash or a combination of cash and shares of our common stock.

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

In 2008, we repurchased a total of $73 million principal amount of the debentures for $54 million. The $18 million net gain from these transactions is recorded in interest income and other in the accompanying consolidated statements of operations.

(7)	On June 4, 2008, we completed a public offering of $100.6 million aggregate principal amount of 5.5% Series A convertible debentures due 2038, or the Series A Debentures, and $100.6 million aggregate principal amount of 5.5% Series B convertible debentures due 2038, or the Series B Debentures, and collectively with the Series A Debentures, the Debentures. The Debentures are general senior obligations secured in part by an escrow account for each series. We deposited approximately $32 million of the net proceeds from the offering, representing the first six scheduled semi-annual interest payments on the Debentures, into escrow accounts for the exclusive benefit of the holders of each series of Debentures. The total net proceeds of the offering were approximately $165 million, after deducting underwriting fees and other transaction related expenses as well as the $32 million escrow deposit. Interest on the Debentures is payable semi-annually on April 15 and October 15.

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

On June 4, 2008, in conjunction with the public offering of the Debentures described above, we also entered into a share lending agreement with Morgan Stanley & Co. Incorporated, an affiliate of the underwriter of the offering, or the share borrower, pursuant to which we loaned the share borrower approximately 44.9 million shares of our common stock. Under the share lending agreement, the share borrower sold the borrowed shares of JetBlue common stock in a registered public offering and used the short position resulting from the sale of the shares of our common stock to facilitate the establishment of hedge positions by investors in the Debentures offering. The common stock was sold at a price of $3.70 per share. Under the share lending agreement, the share borrower is required to return the borrowed shares when the debentures are no longer outstanding. We did not receive any proceeds from the sale of the borrowed shares by the share borrower, but we did receive a nominal lending fee of $0.01 per share from the share borrower for the use of borrowed shares.

We evaluated the various embedded derivatives within the supplemental indenture for bifurcation from the Debentures under the applicable provisions. Based upon our detailed assessment, we concluded these embedded derivatives were either (i) excluded from bifurcation as a result of being clearly and closely related to the Debentures or are indexed to our common stock and would be classified in stockholders’ equity if freestanding or (ii) the fair value of the embedded derivatives was determined to be immaterial.

The net proceeds from our public offering of the Debentures described above were used for the repurchase of substantially all of our $175 million principal amount of 3.5% convertible notes due 2033, issued in July 2003, which became subject to repurchase at the holders’ option on July 15, 2008 (see (8) below).

Through December 31, 2008, approximately $76 million principal amount of the Debentures were voluntarily converted by holders. As a result, we issued 16.9 million shares of our common stock. Cash payments from the escrow accounts related to these conversions were $11 million, and borrowed shares equivalent to the number of shares of our common stock issued upon these conversions were returned to us pursuant to the share lending agreement described above. At December 31, 2008, the remaining principal balance is $126 million, which is currently convertible into 28.0 million shares of our common stock. At December 31, 2008, the amount remaining in these escrow accounts was $17 million, which is reflected as restricted cash on our condensed consolidated balance sheets.

(8)	In July 2003, we sold $175 million aggregate principal amount of 3.5% convertible unsecured notes due 2033, which are currently convertible into 6.2 million shares of our common stock at a price of approximately $28.33 per share, or 35.2941 shares per $1,000 principal amount of notes, subject to further adjustment and certain conditions on conversion. In July 2008, holders required us to repurchase approximately $174 million principal amount of the notes at par, plus accrued interest upon the first repurchase date. Interest is payable semi-annually on January 15 and July 15.

(9)	At December 31, 2008 and 2007, four capital leased Airbus A320 aircraft are included in property and equipment at a cost of $152 million with accumulated amortization of $9 million and $4 million, respectively. The future minimum lease payments under these noncancelable leases are $15 million per year through 2011, $14 million per year in 2012 and 2013 and $138 million in the years thereafter. Included in the future minimum lease payments is $70 million representing interest, resulting in a present value of capital leases of $141 million with a current portion of $7 million and a long-term portion of $134 million.

Maturities of long-term debt and capital leases, including the assumption that our convertible debt will be converted upon the first put date, for the next five years are as follows (in millions):

2009	$152
2010	388
2011	160
2012	161
2013	361

We currently utilize a funding facility to finance aircraft predelivery deposits. This facility allows for borrowings of up to $30 million, of which $20 million was unused as of December 31, 2008. Commitment fees are 0.6% per annum on the average unused portion of the facility. The weighted average interest rate on these outstanding short-term borrowings at December 31, 2008 and 2007 was 5.6% and 6.7%, respectively.

In July 2008, we obtained a line of credit with Citigroup Global Markets, Inc. which allows for borrowings of up to $110 million through July 20, 2009. Advances under this agreement bear interest at the rate of Open Federal Funds rate plus 2.30%. This line of credit is secured by $227 million par value of our auction rate securities, or ARS, being held by Citigroup, with total borrowings available subject to reduction should any of the collateral be sold, or should there be a significant drop in the fair value of the underlying collateral. Advances may be used to fund working capital requirements, capital expenditures or other general corporate purposes, except that they may not be used to purchase any securities or to refinance any debt. We have provided various representations, warranties and other covenants, including a covenant to maintain at least $300 million in cash and cash equivalents throughout the term of the agreement. The agreement also contains customary events of default. Upon the occurrence of an event of default, the outstanding obligations under the agreement may be accelerated and become due and payable immediately. In connection with this agreement, we agreed to release the lender from certain potential claims related to our ARS in certain specified circumstances. At December 31, 2008, the entire $110 million was outstanding on this line of credit.

At December 31, 2008, we were in compliance with the covenants of all our debt and lease agreements. We are subject to certain collateral ratio requirements in our spare parts pass-through certificates and spare engine financing issued in November 2006 and December 2007, respectively. If we fail to maintain these collateral ratios, we will be required to provide additional collateral or redeem some or all of the equipment notes so that the ratios return to compliance.

In 2008, we received $299 million related to the sale of nine owned aircraft and repaid $210 million in associated debt. Aircraft, engines, predelivery deposits and other equipment and facilities having a net book value of $3.32 billion at December 31, 2008 were pledged as security under various loan agreements. Cash payments of interest, net of capitalized interest, aggregated $166 million, $175 million and $133 million in 2008, 2007 and 2006, respectively.

The carrying amounts and estimated fair values of our long-term debt at December 31, 2008 were as follows (in millions):

	Carrying	Estimated
	Value	Fair Value

Public Debt
Floating rate enhanced equipment notes
Class G-1, due through 2016	$296	$189
Class G-2, due 2014 and 2016	373	196
Class B-1, due 2014	49	30
Fixed rate special facility bonds, due through 2036	85	43
3 3/4% convertible debentures due in 2035	177	134
5 1/2% convertible debentures due in 2038	126	217
3 1/2% convertible notes due in 2033	1	1

Non-Public Debt
Floating rate equipment notes, due through 2020	659	547
Fixed rate equipment notes, due through 2023	1,075	1,022

The estimated fair values of our publicly held long-term debt were based on quoted market prices. The fair value of our non-public debt was estimated using discounted cash flow analysis based on our current borrowing rates for instruments with similar terms. The fair values of our other financial instruments approximate their carrying values.

Note 3—	Operating Leases

We lease aircraft, as well as airport terminal space, other airport facilities, office space and other equipment, which expire in various years through 2035. Total rental expense for all operating leases in 2008, 2007 and 2006 was $243 million, $225 million and $190 million, respectively. We have $27 million in assets that serve as collateral for letters of credit related to certain of our leases, which are included in restricted cash.

At December 31, 2008, 55 of the 142 aircraft we operated were leased under operating leases, with initial lease term expiration dates ranging from 2009 to 2026. Five of the 55 aircraft operating leases have variable rate rent payments based on LIBOR. Leases for 47 of our aircraft can generally be renewed at rates based on fair market value at the end of the lease term for one or two years. We have purchase options in 45 of our aircraft leases at the end of the lease term at fair market value and a one-time option during the term at amounts that are expected to approximate fair market value. During 2008, we entered into a sale and leaseback transaction for one EMBRAER 190 aircraft acquired during the year, which is being accounted for as an operating lease. There were no material deferred gains recorded related to this transaction.

Future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 2008, are as follows (in millions):

	Aircraft	Other	Total

2009	$179	$44	$223
2010	158	43	201
2011	146	40	186
2012	130	36	166
2013	109	30	139
Thereafter	719	387	1,106

Total minimum operating lease payments	$1,441	$580	$2,021

We hold variable interests in 45 of our 55 aircraft operating leases, which are owned by single owner trusts whose sole purpose is to purchase, finance and lease these aircraft to us. Since we do not participate in these trusts and we are not at risk for losses, we are not required to include these trusts in our consolidated financial statements. Our maximum exposure is the remaining lease payments, which are reflected in the future minimum lease payments in the table above.

Note 4—	JFK Terminal 5

In October 2008, we began operating out of our new Terminal 5 at JFK, or Terminal 5, which we had been constructing since November 2005. The construction and operation of this facility is governed by a lease agreement that we executed with the Port Authority of New York and New Jersey, or PANYNJ, in 2005. Under the terms of this lease agreement, we were responsible for the construction of a 635,000 square foot 26-gate terminal, a parking garage, roadways and an AirTrain Connector, all of which are owned by the PANYNJ and which are collectively referred to as the Project. The lease term ends in 2038 and we have a one-time early termination option in 2033.

We are responsible for various payments under the lease, including ground rents for the new terminal site which began on lease execution in 2005, and facility rents that commenced in 2008 when we took beneficial occupancy of Terminal 5. The facility rents are based on the number of passengers enplaned out of the new terminal, subject to annual minimums. The PANYNJ has reimbursed us for the costs of constructing the Project in accordance with the lease, except for approximately $76 million in leasehold improvements that have been provided by us and which are classified as leasehold improvements and included in ground property and equipment on our consolidated balance sheets.

We are considered the owner of the Project for financial reporting purposes only and are required to reflect an asset and liability for the Project on our balance sheets. Through December 31, 2008, exclusive of ground property, we had paid $589 million in Project costs and have capitalized $68 million of interest, which are reflected as Assets Constructed for Others in the accompanying consolidated balance sheets. Reimbursements from the PANYNJ and financing charges totaled $589 million through December 31, 2008 and are reflected as Construction Obligation in our consolidated balance sheets, net of $17 million in scheduled facility payments to the PANYNJ made in 2007 and 2008.

Certain elements of the Project, including the parking garage and Airtrain Connector, are not subject to the underlying ground lease and, following their delivery to and acceptance by the PANYNJ in October 2008, we no longer have any continuing involvement in these elements as defined in Statement of Financial Accounting Standards No. 98, Accounting for Leases. As a result, Assets Constructed for Others and Construction Obligation were both reduced by $125 million in a non-cash transaction. Our continuing involvement in the remainder of the Project precludes us from sale and leaseback accounting; therefore the cost of these elements of the Project and the related liability will remain on our balance sheets and accounted for as a financing.

Assets Constructed for Others are being amortized over the shorter of the 25 year non-cancellable lease term or their economic life. Facility rents will be recorded as debt service on the Construction Obligation, with the portion not relating to interest reducing the principal balance. Ground rents are being recognized on a straight-line basis over the lease term and are reflected in the future minimum lease payments table included in Note 3. Minimum estimated facility payments, including escalations, associated with this lease are approximated to be $30 million in 2009, $34 million in 2010, $38 million in 2011, $39 million in 2012, $40 million in 2013 and $817 million thereafter. Payments could exceed these amounts depending on future enplanement levels at JFK. Included in the future minimum lease payments is $512 million representing interest.

We have subleased a portion of Terminal 5, primarily space for concessionaires. Minimum lease payments due to us are subject to various escalation amounts over a ten year period and also include a percentage of gross receipts, which may vary from month to month. Future minimum lease payments due to us are approximated to be $8 million in 2009, $7 million in 2010 and $8 million in each of 2011 through 2013.

Note 5—	Stockholders’ Equity

Our authorized shares of capital stock consist of 500 million shares of common stock and 25 million shares of preferred stock. The holders of our common stock are entitled to one vote per share on all matters which require a vote by the Company’s stockholders as set forth in our Amended and Restated Certificate of Incorporation and Bylaws.

In January 2008, we completed a $301 million, net of transaction costs, equity offering to Deutsche Lufthansa AG, or Lufthansa. Under the terms of the agreement, Lufthansa purchased, in a private placement, approximately 42.6 million newly issued shares of JetBlue common stock, which represented approximately 19% of JetBlue’s then outstanding common stock. Under the terms of the agreement, as amended, two Lufthansa nominees, Christoph Franz and Stephan Gemkow, were appointed to our Board of Directors.

Pursuant to our amended Stockholder Rights Agreement, which became effective in February 2002, each share of common stock has attached to it a right and, until the rights expire or are redeemed, each new share of common stock issued by the Company will include one right. Upon the occurrence of certain events described below, each right entitles the holder to purchase one one-thousandth of a share of Series A participating preferred stock at an exercise price of $35.55, subject to further adjustment. The rights become exercisable only after any person or group acquires beneficial ownership of 15% or more (25% or more in the case of certain specified stockholders) of the Company’s outstanding common stock or commences a tender or exchange offer that would result in such person or group acquiring beneficial ownership of 15% or more (25% or more in the case of certain stockholders) of the Company’s common stock. If after the rights become exercisable, the Company is involved in a merger or other business combination or sells more than 50% of its assets or earning power, each right will entitle its holder (other than the acquiring person or group) to receive common stock of the acquiring company having a market value of twice the exercise price of the rights. The rights expire on April 17, 2012 and may be redeemed by the Company at a price of $.01 per right prior to the time they become exercisable.

As of December 31, 2008, we had a total of 138.8 million shares of our common stock reserved for issuance under our CSPP, our 2002 Plan, our convertible debt, and our share lending facility. As of December 31, 2008, we had a total of 16.9 million shares of treasury stock, almost all of which resulted from the return of borrowed shares under our share lending agreement. Refer to Note 2 for further details on the share lending agreement and Note 7 for further details on our stock-based compensation.

Note 6—	Earnings (Loss) Per Share

The following table shows how we computed basic and diluted earnings (loss) per common share for the years ended December 31 (dollars in millions; share data in thousands):

	2008	2007	2006

Numerator:
Net income (loss) applicable to common stockholders	$(76)	$18	$(1)

Denominator:
Weighted-average shares outstanding for basic earnings (loss) per share	226,262	179,766	175,113
Effect of dilutive securities:
Employee stock options	—	4,483	—
Unvested common stock	—	11	—

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	226,262	184,260	175,113

As of December 31, 2008, a total of approximately 28.0 million shares of our common stock, which were loaned to our share borrower pursuant to the terms of our share lending agreement as described in Note 2 were issued and are outstanding for corporate law purposes, and holders of the borrowed shares have all the rights of a holder of our common stock. However, because the share borrower must return all borrowed shares to us (or identical shares or, in certain circumstances, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings (loss) per share.

A total of 38.3 million shares for the year ended December 31, 2008 and a total of 20.8 million shares for each of the years ended December 31, 2007 and 2006, which are issuable upon conversion of our convertible debt were excluded from the diluted earnings per share calculation since the assumed conversions would be anti-dilutive. We also excluded 27.2 million, 24.7 million and 31.1 million shares issuable upon exercise of outstanding stock options for the years ended December 31, 2008, 2007 and 2006, respectively, from the diluted earnings (loss) per share computation since their exercise price was greater than the average market price of our common stock or they were otherwise anti-dilutive.

Note 7—	Stock-Based Compensation

Fair Value Assumptions:  We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards under SFAS 123(R) for issuances under our CSPP and stock options under our 2002 Plan. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. We have reviewed our historical pattern of option exercises under our 2002 Plan, and have determined that meaningful differences in option exercise activity existed among employee job categories. Therefore, for all stock options granted after January 1, 2006, we have categorized these awards into three groups of employees for valuation purposes. We have determined there were no meaningful differences in employee activity under our CSPP due to the broad-based nature of the plan.

We estimate the expected term of options granted using an implied life derived from the results of a lattice model, which incorporates our historical exercise and post-vesting employment termination patterns, which we believe are representative of future behavior. The expected term for our restricted stock units is based on the associated service period. The expected term for our CSPP valuation is based on the length of each purchase period as measured at the beginning of the offering period.

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

Additionally, SFAS 123(R) requires us to estimate pre-vesting forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We record stock-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical pre-vesting forfeiture data. Previously, we accounted for forfeitures as they occurred under the pro forma disclosure provisions of SFAS 123 for periods prior to 2006.

The following table shows our assumptions used to compute the stock-based compensation expense and pro forma information for stock option grants and purchase rights under our CSPP issued for the years ended December 31.

	Stock Options
	2008	2007	2006

Expected term (years)	6.0	4.1-6.8	4.1-7.0
Volatility	47.7%	42.5%	44.1%
Risk-free interest rate	3.0%	4.6%	4.8%
Weighted average fair value of stock options	$3.45	$4.91	$5.32

CSPP
2006

Expected term (years)	0.5-2.0
Volatility	44.5%
Risk-free interest rate	5.0%
Weighted average fair value of purchase rights	$3.75

Unrecognized stock-based compensation expense was approximately $24 million as of December 31, 2008, relating to a total of two million unvested restricted stock units and five million unvested stock options under our 2002 Plan. We expect to recognize this stock-based compensation expense over a weighted average period of approximately two years. The total fair value of stock options vested during the years ended December 31, 2008, 2007 and 2006 was approximately $9 million, $6 million and $2 million, respectively.

Stock Incentive Plan:  The 2002 Plan, which includes stock options issued during 1999 through 2001 under a previous plan as well as all options issued since, provides for incentive and non-qualified stock options and restricted stock units to be granted to certain employees and members of our Board of Directors, as well as deferred stock units to be granted to members of our Board of Directors. The 2002 Plan became effective following our initial public offering in April 2002.

During 2007, we began issuing restricted stock units under the 2002 Plan. These awards will vest in annual installments over three years or upon the occurrence of a change in control as defined in the 2002 Plan. Our policy is to grant restricted stock units based on the market price of the underlying common stock on the date of grant.

The following is a summary of restricted stock unit activity for the year ended December 31, 2008:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at beginning of year	71,418	$10.42
Granted	1,799,849	6.12
Vested	(23,805)	10.42
Forfeited	(111,791)	6.35

Nonvested at end of year	1,735,671	$6.22

During 2008, we also began issuing deferred stock units under the 2002 Plan. These awards will vest immediately upon being granted to members of the Board of Directors. During the year ended December 31, 2008, we granted 70,000 deferred stock units at a weighted average grant date fair value of $5.00, all of which remain outstanding at December 31, 2008.

Prior to January 1, 2006, stock options under the 2002 Plan became exercisable when vested, which occurred in annual installments of three to seven years. For issuances under the 2002 Plan beginning in 2006, we revised the vesting terms so that all options granted vest in equal installments over a period of three or five years, or upon the occurrence of a change in control. All options issued under the 2002 Plan expire ten years from the date of grant. Our policy is to grant options with an exercise price equal to the market price of the underlying common stock on the date of grant.

The following is a summary of stock option activity for the years ended December 31:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	29,731,932	$12.30	31,089,745	$12.13	31,086,422	$11.52
Granted	54,000	7.03	2,926,250	10.94	4,360,949	11.43
Exercised	(718,226)	1.12	(1,823,903)	4.25	(3,011,260)	3.75
Forfeited	(461,316)	11.79	(737,127)	11.87	(344,398)	12.11
Expired	(1,364,275)	14.62	(1,723,033)	15.73	(1,001,968)	15.20

Outstanding at end of year	27,242,115	12.47	29,731,932	12.30	31,089,745	12.13

Vested at end of year	22,464,451	12.38	22,537,850	12.19	24,881,786	11.86
Available for future grants (1)	19,867,014		12,589,744		6,022,883

(1)	On January 1, 2009, the number of shares reserved for issuance was increased by 10,870,200 shares.

The following is a summary of outstanding stock options at December 31, 2008:

	Options Outstanding				Options Vested and Exercisable
		Weighted				Weighted
		Average	Weighted	Aggregate		Average	Weighted	Aggregate
		Remaining	Average	Intrinsic		Remaining	Average	Intrinsic
Range of		Contractual	Exercise	Value		Contractual	Exercise	Value
exercise prices	Shares	Life (years)	Price	(millions)	Shares	Life (years)	Price	(millions)

$0.33 to $4.00	3,614,114	2.2	$1.86	$18	3,614,114	2.2	$1.86	$18
$7.03 to $29.71	23,628,001	5.7	14.10	—	18,850,337	5.3	14.40	$—

	27,242,115	5.2	12.47	$18	22,464,451	4.8	12.38	$18

The total intrinsic value, determined as of the date of exercise, of options exercised during the twelve months ended December 31, 2008, 2007 and 2006 was $3 million, $15 million and $25 million, respectively. We received $1 million, $8 million and $11 million in cash from option exercises for the years ended December 31, 2008, 2007 and 2006, respectively.

The number of shares reserved for issuance under the 2002 Plan will automatically increase each January by an amount equal to 4% of the total number of shares of our common stock outstanding on the last trading day in December of the prior calendar year. In no event will any such annual increase exceed 12.2 million shares. The 2002 Plan will terminate no later than December 31, 2011.

Crewmember Stock Purchase Plan:  Our CSPP, which is available to all employees, had 5.1 million shares of our common stock initially reserved for issuance at its inception in April 2002. Through 2008, the reserve automatically increased each January by an amount equal to 3% of the total number of shares of our common stock outstanding on the last trading day in December of the prior calendar year. The CSPP was amended in 2008 to eliminate this automatic reload feature and will terminate no later than the last business day of April 2012.

The CSPP has a series of successive overlapping 24-month or 6-month offering periods, with a new offering period beginning on the first business day of May and November each year. Employees can only join an offering period on the start date and participate in one offering period at a time. Employees may contribute up to 10% of their pay, through payroll deductions, toward the purchase of common stock. Purchase dates occur on the last business day of April and October each year.

Effective May 1, 2007, all new CSPP participation is considered non-compensatory following the elimination of the 24-month offering period and the reduction of the purchase price discount from 15% to 5%. Participants previously enrolled were allowed to continue to purchase shares in their compensatory offering periods until those offering periods expired in 2008. The modification to our CSPP plan was done in conjunction with the modifications to our employee retirement plan discussed in Note 10.

Prior to the 2007 amendment, if the fair market value per share of our common stock on any purchase date within a particular offering period was less than the fair market value per share on the start date of that offering period, then the participants in that offering period were automatically transferred and enrolled in the new two-year offering period which began on the next business day following such purchase date and the related purchase of shares. During 2006, certain participants were automatically transferred and enrolled in new offering periods due to decreases in our stock price.

Should we be acquired by merger or sale of substantially all of our assets or sale of more than 50% of our outstanding voting securities, then all outstanding purchase rights will automatically be exercised immediately prior to the effective date of the acquisition at a price equal to 95% of the fair market value per share immediately prior to the acquisition.

The following is a summary of CSPP share reserve activity for the years ended December 31:

	2008		2007		2006
		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average

Available for future purchases, beginning of year	20,076,845		16,908,852		13,706,245
Shares reserved for issuance	5,447,803		5,328,277		5,178,659
Common stock purchased	(1,974,266)	$4.65	(2,160,284)	$8.15	(1,976,052)	$8.73

Available for future purchases, end of year	23,550,382		20,076,845		16,908,852

SFAS 123(R) requires that deferred taxes be recognized on temporary differences that arise with respect to stock-based compensation attributable to nonqualified stock options and awards. However, no tax benefit is recognized for stock-based compensation attributable to incentive stock options (ISO) or CSPP shares until there is a disqualifying disposition, if any, for income tax purposes. A portion of our stock-based compensation is attributable to ISO and CSPP shares; therefore, our effective tax rate is subject to fluctuation.

Note 8—	LiveTV

Purchased technology, which is an intangible asset related to our September 2002 acquisition of the membership interests of LiveTV, is being amortized over seven years based on the average number of aircraft expected to be in service as of the date of acquisition. Purchased technology will become fully amortized in 2009.

Through December 31, 2008, LiveTV had installed in-flight entertainment systems for other airlines on 358 aircraft and had firm commitments for installations on 405 additional aircraft scheduled to be installed through 2015, with options for 191 additional installations through 2017. Revenues in 2008, 2007 and 2006 were $58 million, $40 million and $29 million, respectively. Deferred profit on hardware sales and advance deposits for future hardware sales are included in long term liabilities in our consolidated balance sheets was $19 million and $29 million at December 31, 2008 and 2007, respectively. Deferred profit to be recognized on installations completed through December 31, 2008 will be approximately $6 million in 2009, $2 million per year from 2010 through 2012, $1 million in 2013 and $4 million thereafter.

Note 9—	Income Taxes

The provision (benefit) for income taxes consisted of a current expense of $1 million for 2008 and the following for the years ended December 31 (in millions):

	2008	2007	2006

Deferred:
Federal	$(1)	$18	$9
State and foreign		5	1
Deferred income tax expense (benefit)	$(1)	$23	$10

The effective tax rate on income (loss) before income taxes differed from the federal income tax statutory rate for the years ended December 31 for the following reasons (in millions):

	2008	2007	2006

Income tax expense (benefit) at statutory rate	$(27)	$14	$3
Increase (decrease) resulting from:
State income tax, net of federal benefit	(4)	3	—
Stock-based compensation	1	3	4
Non-deductible meals	2	2	2
Non-deductible costs	4	—	—
Valuation allowance	23	—	1
Other, net	1	1	—

Total income tax expense (benefit)	$—	$23	$10

There were no cash payments for income taxes in 2008, 2007 and 2006.

The net deferred taxes below include a current net deferred tax asset of $110 million and a long-term net deferred tax liability of $194 million at December 31, 2008, and a current net deferred tax asset of $41 million and a long-term net deferred tax liability of $192 million at December 31, 2007.

The components of our deferred tax assets and liabilities as of December 31 are as follows (in millions):

	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$213	$231
Employee benefits	23	18
Deferred revenue	60	38
Derivative instruments	54	—
Investment securities	21	—
Other	24	41
Valuation allowance	(26)	(3)

Deferred tax assets	369	325
Deferred tax liabilities:
Accelerated depreciation	(453)	(463)
Other	—	(13)

Deferred tax liabilities	(453)	(476)

Net deferred tax liability	$(84)	$(151)

At December 31, 2008, we had U.S. Federal regular and alternative minimum tax net operating loss (“NOL”) carryforwards of $576 million and $452 million, respectively, which begin to expire in 2022. In addition, at December 31, 2008, we had deferred tax assets associated with state NOL and credit carryforwards of $20 million and $4 million, respectively. The state NOLs begin to expire in 2011 through 2022, while the credits carryforward indefinitely. Our NOL carryforwards at December 31, 2008, include an unrecorded benefit of approximately $9 million related to stock-based compensation that will be recorded in equity when, and to the extent, realized. Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to use its NOL carryforwards if it experiences an “ownership change”. As of December 31, 2008, our valuation allowance did not include any amounts attributable to this limitation; however, if an “ownership change” were to occur in the future, the ability to use our NOLs could be limited.

In evaluating the realizability of the deferred tax assets, management assesses whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. Management considers, among other things, the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which the related temporary differences will become deductible. At December 31, 2008, we provided a $26 million valuation allowance, $21 million of which relates to an unrealized tax capital loss on investment securities, to reduce the deferred tax assets to an amount that we consider is more likely than not to be realized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follow (in millions):

Unrecognized tax benefits December 31, 2007	$2
Increases for tax positions taken during the current period	6

Unrecognized tax benefits December 31, 2008	$8

Interest and penalties accrued on unrecognized tax benefits were not significant. If recognized, $7 million of the unrecognized tax benefits at December 31, 2008 would impact the effective tax rate. We do not expect any significant change in the amount of these unrecognized tax benefits within the next twelve months. As a result of NOLs and statute of limitations in our major tax jurisdictions, years 2000 through 2008 remain subject to examination by the relevant tax authorities.

Note 10—	Employee Retirement Plan

We sponsor a retirement savings 401(k) defined contribution plan, or the Plan, covering all of our employees. In 2008, we matched 100% of our employee contributions up to 5% of their compensation in cash, which vests over five years of service measured from an employees hire date. Prior to 2007, the Company match was up to 3% of employee contributions. Participants are immediately vested in their voluntary contributions.

A component of the Plan is a profit sharing retirement plan. In 2007, we amended the profit sharing retirement plan to provide for Company contributions, subject to Board of Director approval, to be 5% of eligible non-management employee compensation or 15% of pre-tax earnings, whichever is greater. Prior to the 2007 amendment, we contributed 15% of our pre-tax earnings, adjusted for stock option compensation expense, which was distributed on a pro rata basis based on employee compensation. These contributions vest immediately. Our contributions expensed for the Plan in 2008, 2007 and 2006 were $43 million, $39 million and $13 million, respectively.

Note 11—	Commitments

As of December 31, 2008, our firm aircraft orders consisted of 58 Airbus A320 aircraft, 70 EMBRAER 190 aircraft and 21 spare engines scheduled for delivery through 2016. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $350 million in 2009, $300 million in 2010, $465 million in 2011, $925 million in 2012, $960 million in 2013 and $1.98 billion thereafter. We have options to purchase 22 Airbus A320 aircraft scheduled for delivery from 2011 through 2015 and 86 EMBRAER 190 aircraft scheduled for delivery from 2010 through 2015. Debt or lease financing has been arranged for all of our three Airbus A320 and for all of our six net EMBRAER 190 aircraft scheduled for delivery in 2009. However, there is no associated recourse with the committed financing in the event the financial institution providing this financing fails to perform as anticipated.

In September 2008, we announced the long-term lease of two of our owned EMBRAER 190 aircraft that have since been delivered to Azul Linhas Ae’reas Brasileiras, SA, or Azul, a new airline founded by David Neeleman, our former CEO and Chairman of the Board. One aircraft was leased in September and the other leased in October, each with a lease term of 12 years. Under the terms of these leases, we recorded approximately $2 million in rental income during 2008. Future lease payments due to us over the next five years are approximately $6 million per year. Additionally, in September 2008, we executed, and subsequently amended, a purchase agreement relating to the sale of two new EMBRAER 190 aircraft scheduled for initial delivery to us in the first quarter of 2009. The subsequent sales of these aircraft to a third party occurred immediately after such aircraft were received by us in January 2009. We understand that these two EMBRAER 190 aircraft are being operated by Azul, in addition to the two leased aircraft described above.

Although no contractual commitment exists, Azul has also held discussions with LiveTV regarding LiveTV’s ability to provide in-flight entertainment systems and services.

We utilize several credit card processors to process our ticket sales. Our agreements with these processors do not contain covenants, but do generally allow the processor to withhold cash reserves to protect the processor for potential liability for tickets purchased, but not yet used for travel. We have not historically had cash reserves withheld; however, in June 2008 we issued a $35 million letter of credit, collateralized by cash, to one of our processors. In October 2008, this letter of credit was increased to $55 million. We may be required to issue additional collateral to our credit card processors and other key vendors in the future.

Our commitments also include those of LiveTV, which has several noncancelable long-term purchase agreements with its suppliers to provide equipment to be installed on its customers’ aircraft, including JetBlue’s aircraft. Committed expenditures to these suppliers are approximately $42 million in 2009, $7 million in 2010, $10 million in 2011 and $1 million in 2012.

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

Note 12—	Contingencies

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

On October 10, 2008, the DOT issued its final Congestion Management Rule for JFK and Newark International Airport. The rule continues caps on the number of scheduled operations that may be conducted during specific hours and prohibits airlines from conducting operations during those hours without obtaining a slot (authority to conduct a scheduled arrival or departure). In addition, the rule provides for the confiscation of 10% of the slots over a five year period currently held by carriers and reallocates them through an auction process over a five year period. On December 8, 2008, the United States Court of Appeals for the District of Columbia issued an order temporarily enjoining the auctions from taking place until such time as the court could rule on the merits of the case challenging the proposed auctions. We are participating in the litigation challenging the rule, which if ultimately unsuccessful and the auctions are permitted to proceed, would likely result in our losing a portion of our operating capacity at JFK, which would negatively impact our ability to fully utilize our new Terminal 5 and may result in increased competition.

LiveTV provides product warranties to third party airlines to which it sells its products and services. We do not accrue a liability for product warranties upon sale of the hardware since revenue is recognized over the term of the related service agreements of up to 12 years. Expenses for warranty repairs are recognized as they occur. In addition, LiveTV has provided indemnities against any claims which may be brought against its customers related to allegations of patent, trademark, copyright or license infringement as a result of the use of the LiveTV system. LiveTV customers include other airlines, which may be susceptible to the inherent risks of operating in the airline industry and/or economic downturns, which may in turn have a negative impact on our business.

We are unable to estimate the potential amount of future payments under the foregoing indemnities and agreements.

Note 13—	Fair Value, Financial Instruments and Risk Management

SFAS 157 requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1	quoted prices in active markets for identical assets or liabilities;

Level 2	quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3	unobservable inputs for the asset or liability, such as discounted cash flow models or valuations.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the SFAS 157 fair value hierarchy (as described in Note 1) as of December 31, 2008 (in millions).

	Level 1	Level 2	Level 3	Total

Assets
Cash and cash equivalents	$409	$—	$—	$409
Restricted cash	140	—	—	140
Auction rate securities (ARS)	—	—	244	244
Put option related to ARS	—	—	14	14

	$549	$—	$258	$807

Liabilities
Aircraft fuel derivatives	$—	$128	$—	$128
Interest rate swap	—	—	10	$10

	$—	$128	$10	$138

Refer to Note 2 for fair value information related to our outstanding debt obligations as of December 31, 2008. The following table reflects the activity for the major classes of our assets and liabilities measured at fair value using level 3 inputs (in millions) for the three and twelve months ended December 31, 2008:

	Auction Rate	Put Option	Interest Rate
	Securities	related to ARS	Swaps	Total

Balance as of December 31, 2007	$—	$—	$—	$—
Transfers in	255	—	—	255
Total gains or (losses), realized or unrealized	—	—	—	—
Included in earnings	(67)	14	—	(53)
Included in comprehensive income	—	—	(10)	(10)
Purchases, issuances and settlements, net	56	—	—	56

Balance as of December 31, 2008	$244	$14	$(10)	$248

Cash and Cash Equivalents:  Our cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as level 1 within our fair value hierarchy.

We maintain cash and cash equivalents with various high quality financial institutions or in short-term duration high quality debt securities. Investments in highly liquid debt securities are stated at fair value. The majority of our receivables result from the sale of tickets to individuals, mostly through the use of major credit cards. These receivables are short-term, generally being settled shortly after the sale. The carrying values of all other financial instruments approximated their fair values at December 31, 2008 and 2007.

Auction rate securities:  ARS are long-term debt securities for which interest rates reset regularly at pre-determined intervals, typically 28 days, through an auction process. We held ARS, with a total par value of $311 million and $611 million as of December 31, 2008 and 2007, respectively. Beginning in February 2008, all of the ARS held by us experienced failed auctions which resulted in our continuing to hold these securities beyond the initial auction reset periods. With auctions continuing to fail through the end of 2008, we have classified all of our ARS as long term, since maturities of underlying debt securities range from 20 to 40 years. Although the auctions for the securities have failed, $18 million have been redeemed by their issuers at par, we have not experienced any defaults and continue to earn and receive interest on all of these investments at the maximum contractual rate. At December 31, 2007, these securities were valued based on the markets in which they were trading, a level 1 input, which equaled their par value. The estimated fair value of these securities at December 31, 2008, however, no longer approximates par value and was estimated through discounted cash flows, a level 3 input. Our discounted cash flow analysis considered, among other things, the quality of the underlying collateral, the credit rating of the issuers, an estimate of when these securities are either expected to have a successful auction or otherwise return to par value and expected interest income to be received over this period. Because of the inherent subjectivity in valuing these securities, we also considered independent valuations obtained for each of our ARS as of December 31, 2008 in estimating their fair values.

All of our ARS are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government), $284 million par value of which had a AAA rating and the remainder had an A rating. Despite the quality of the underlying collateral, the market for ARS and other securities has been diminished due to the lack of liquidity experienced in the market throughout 2008 and expected to be experienced into the future. Through September 30, 2008, we had experienced a $13 million decline in fair value, which we had classified as temporary and reflected as an unrealized loss in other comprehensive income. Through the fourth quarter, however, the lack of liquidity in the capital markets not only continued, but deteriorated further, resulting in the decline in fair value totaling $67 million at December 31, 2008. This decline in fair value was also deemed to be other than temporary due to the continued auction failures and expected lack of liquidity in the capital markets continuing into the foreseeable future, which resulted in an impairment charge being recorded in other income/expense. In February 2009, we sold certain ARS for $29 million, an amount which approximated their fair value as of December 31, 2008. The proceeds from these sales were used to reduce our $110 million line of credit. We continue to monitor the market for our ARS and any change in their fair values will be reflected in other income/expense in future periods.

During 2008, various regulatory agencies began investigating the sales and marketing activities of the banks and broker-dealers that sold ARS, alleging violations of federal and state laws in connection with these activities. UBS, one of the two broker-dealers from which we purchased ARS, subsequently announced settlements under which they will repurchase the ARS at par at a future date. As a result of our participation in this settlement agreement, UBS is required to repurchase from us, ARS brokered by them, which had a par value of $85 million at December 31, 2008, beginning in June 2010. Refer to Note 2 for further details on our participation in UBS’s auction rate security program.

Put option related to ARS:  We have elected to apply the fair value option under SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, to UBS’s agreement to repurchase, at par, ARS brokered by them as described above. The $14 million fair value of this put option is included in other long term assets in our consolidated balance sheets with the resultant gain offsetting $15 million of related ARS impairment included in other income/expense. The fair value of the put is determined by comparing the fair value of the related ARS, as described above, to their par values and also considers the credit risk associated with UBS. This put option will be adjusted on each balance sheet date based on its then fair value. The fair value of the put option is based on unobservable inputs and is therefore classified as level 3 in the hierarchy.

Interest rate swaps:  In February 2008, we entered into interest rate swaps, which qualify as cash flow hedges in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. The fair values of our interest rate swaps were initially based on inputs received from the counterparty. These values were corroborated by adjusting the active swap indications in quoted markets for similar terms (6-8 years) for the specific terms within our swap agreements. There was no ineffectiveness relating to these interest rate swaps for the three or twelve months ended December 31, 2008, with all of the unrealized losses being deferred in accumulated other comprehensive income. At December 31, 2008, we had posted cash collateral with our counterparties totaling $11 million for our interest rate swap contracts, which was reflected as a reduction of our hedge liability.

Aircraft fuel derivatives:  Our heating oil swaps and heating oil collars are not traded on public exchanges. Their fair values are determined based on inputs that are readily available from public markets; therefore, they are classified as level 2 inputs. The effective portion of realized aircraft fuel hedging derivative gains/(losses) is recognized in fuel expense, while ineffective gains/(losses) are recognized in interest income and other. All cash flows related to our fuel hedging derivative instruments classified as cash flow hedges are included in operating cash flows.

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

	2008	2007

At December 31:
Fair value of fuel derivative instruments at year end	$(128)	$33
Longest remaining term (months)	12	9
Hedged volume (barrels)	870	1,506

	2008	2007	2006

Year ended December 31:
Hedge effectiveness net gains (losses) recognized in aircraft fuel expense	$48	$35	$(4)
Hedge ineffectiveness net gains recognized in other income (expense)	4	5	—
Other fuel derivative net losses recognized in other income (expense)	—	—	(5)
Percentage of actual consumption economically hedged	38%	59%	64%

Ineffectiveness results when the change in the total fair value of the derivative instrument does not exactly equal the change in the value of our expected future cash outlays for the purchase of aircraft fuel. To the extent that the periodic changes in the fair value of the hedging instruments are not effective, the ineffectiveness is recognized in other income (expense) immediately. Likewise, if a hedge ceases to qualify for hedge accounting, those periodic changes in the fair value of the derivative instruments are recognized in other income (expense) in the period of the change. When aircraft fuel is consumed and the related derivative contract settles, any gain or loss previously deferred in other comprehensive income is recognized in aircraft fuel expense.

Any outstanding derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements, but we do not expect that any of our three counterparties will fail to meet their obligations. The amount of such credit exposure is generally the fair value of our outstanding contracts. To manage credit risks, we select counterparties based on credit assessments, limit our overall exposure to any single counterparty and monitor the market position with each counterparty. Some of our agreements require cash deposits if market risk exposure exceeds a specified threshold amount. We do not use derivative instruments for trading purposes.

In accordance with our fuel hedging agreements our counterparties may require us to fund all, or a portion of, our loss position on these contracts. The amount of margin, if any, is periodically adjusted based on the fair value of the fuel hedge contracts. At December 31, 2008, we had posted cash collateral with our counterparties totaling $117 million for our 2009 contracts, which was reflected as a reduction of our fuel hedge liability.

Due to the decline in fuel prices during the fourth quarter, we began selling swap contracts to the same fuel counterparties covering a majority of our fourth quarter 2008 swap contracts and all of our 2009 swap contracts, effectively capping our losses related to further oil price declines. As of December 31, 2008, we have effectively exited all of our open swap contracts by entering into reverse swap sales with the same counterparties for the same quantity and duration of our existing swap contracts. The forecasted fuel consumption, for which these transactions were designated as cash flow hedges, is still expected to occur; therefore, amounts deferred in other comprehensive income related to these contracts will remain deferred until the forecasted fuel consumption occurs. As of December 31, 2008, we had deferred $93 million of losses in other comprehensive income associated with these contracts.

As of December 31, 2008, excluding the contracts that we effectively exited, all of our outstanding derivative contracts were designated as cash flow hedges for accounting purposes. While outstanding, these contracts are recorded at fair value on the balance sheet with the effective portion of the change in their fair value being reflected in accumulated other comprehensive income (loss). At December 31, 2007, 100% of our derivative contracts were designated as cash flow hedges for accounting purposes.

We have currently suspended our fuel hedging program and are revising the program in light of current crude oil prices.

Note 14—	Quarterly Financial Data (Unaudited)

Quarterly results of operations for the years ended December 31 are summarized below (in millions, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2008 (1)
Operating revenues	$816	$859	$902	$811
Operating income (loss)	17	21	22	49
Net income (loss)	(8)	(7)	(4)	(57)
Basic earnings (loss) per share	$(0.04)	$(0.03)	$(0.02)	$(0.24)
Diluted earnings (loss) per share	$(0.04)	$(0.03)	$(0.02)	$(0.24)
2007 (2)
Operating revenues	$608	$730	$765	$739
Operating income (loss)	(13)	73	79	30
Net income (loss)	(22)	21	23	(4)
Basic earnings (loss) per share	$(0.12)	$0.12	$0.13	$(0.02)
Diluted earnings (loss) per share	$(0.12)	$0.11	$0.12	$(0.02)

(1)	During the second, third and fourth quarters of 2008, we sold a total of nine Airbus A320 aircraft, which resulted in gains of $13 million, $2 million and $8 million, respectively. During the third quarter of 2008, we wrote-off $8 million related to our temporary terminal facility at JFK. During the fourth quarter of 2008, we recorded a net other-than-temporary impairment charge of $53 million related to the value of our auction rate securities as described more fully in Note 13.

(2)	During the third and fourth quarters of 2007, we sold a total of three Airbus A320 aircraft, which resulted in gains of $2 million and $5 million, respectively.

The sum of the quarterly earnings per share amounts does not equal the annual amount reported since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average common shares outstanding and other dilutive potential common shares.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
JetBlue Airways Corporation

We have audited the accompanying consolidated balance sheets of JetBlue Airways Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JetBlue Airways Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), JetBlue Airways Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2009 expressed an adverse opinion thereon.

/s/  Ernst & Young LLP

New York, New York
February 13, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
JetBlue Airways Corporation

We have audited JetBlue Airways Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). JetBlue Airways Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluation the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The Company did not maintain effective controls to timely monitor and review the performance of its physical inventory observations, cycle counting procedures and related count adjustments in the inventory system, resulting in errors in the recorded inventory balances. In addition, the Company’s new inventory system, which was implemented in the third quarter of 2008, contained a programming error that caused certain inventory items to be undervalued. Although these deficiencies did not result in a material misstatement as of December 31, 2008 or any prior periods, they did result in accounting adjustments and a reasonable probability that a material misstatement of inventory balances in the Company’s annual or interim financial statements would not have been prevented or timely detected. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2008 financial statements and this report does not affect our report dated February 13, 2009 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, JetBlue Airways Corporation has not maintained effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
/s/  Ernst & Young LLP
New York, New York
February 13, 2009

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting,” we have identified a material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)). Solely as a result of this material weakness, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that, due to the material weakness described below, our internal control over financial reporting was not effective as of December 31, 2008.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

The specific material weakness identified by our management was that we did not maintain effective controls to timely monitor and review the performance of our physical inventory observations and/or cycle counting procedures and related count adjustments in our automated inventory system, resulting in errors in the recorded inventory balances. In addition, we determined that our new inventory system, which we implemented in the third quarter of 2008, contained a programming error that caused certain inventory items to be undervalued. Although these deficiencies did not result in a material misstatement for the period ended December 31, 2008 or any prior periods, they did result in accounting adjustments and a reasonable probability that a material misstatement of inventory balances in our annual or interim financial statements would not have been prevented or timely detected.

Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2008. Ernst & Young LLP has issued their report which is included elsewhere herein.

Remediation of Material Weakness in Internal Control

To remediate the material weakness surrounding this, we have performed, among others, the following actions:

•	Completed a full wall-to-wall physical inventory count;

•	Reinstated appropriate routine daily cycle count procedures;

•	Provided related training to staff to help ensure that these procedures are properly performed; and

•	Corrected the inherent programming error within our inventory management system subsequent to December 31, 2008.

Additionally, we will perform a complete review of inventory processes and procedures to identify and adopt measures to further improve and strengthen our overall control environment, and will continue to monitor vigorously the effectiveness of these processes, procedures and controls.

Changes in Internal Control

Other than as expressly noted above in this Item 9A, there were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Audit Committee Financial Expert

Our Board of Directors has determined that at least one person serving on the Audit Committee is an “audit committee financial expert” as defined under Item 407(d)(5) of SEC Regulation S-K. Our Board of Directors has determined that Robert Clanin, the Chair of the Audit Committee, is an “audit committee financial expert” and is independent as defined under applicable SEC and Nasdaq rules.

Information relating to executive officers is set forth in Part I of this report following Item 4 under “Executive Officers of the Registrant.” The other information required by this Item will be included in and is incorporated herein by reference from our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be held on May 14, 2009 to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our 2008 fiscal year, or our Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in and is incorporated herein by reference from our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The table below provides information relating to our equity compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance as of December 31, 2008, as adjusted for stock splits:

Number of securities
remaining available
for future issuance
		Weighted-average	under equity
	Number of securities to	exercise price of	compensation plans
	be issued upon exercise	outstanding	(excluding securities
	of outstanding options,	options, warrants	reflected in first
Plan Category	warrants and rights	and rights	column)

Equity compensation plans approved by security holders	29,047,786	$12.08	43,417,396
Equity compensation plans not approved by security holders	—	—	—

Total	29,047,786	$12.08	43,417,396

The number of shares reserved for issuance under our 2002 Stock Incentive Plan automatically increases in January of each year by 4% of the total number of shares of our common stock outstanding on the last trading day in December of the prior calendar year. See Note 7 to our consolidated financial statements for further information regarding the material features of the above plans.

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
Consolidated Balance Sheets—December 31, 2008 and December 31, 2007
Consolidated Statements of Operations—For the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows—For the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Stockholders’ Equity—For the years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm

2.	Financial Statement Schedule:
	Schedule II—Valuation of Qualifying Accounts and Reserves	S-1
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

JETBLUE AIRWAYS CORPORATION

Date: February 13, 2009	By:	/s/ EDWARD BARNES
Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James G. Hnat his or her attorney-in-fact with power of substitution for him or her in any and all capacities, to sign any amendments, supplements or other documents relating to this Annual Report on Form 10-K which he or she deems necessary or appropriate, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that such attorney-in-fact or their substitute may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID BARGER David Barger	Chief Executive Officer and Director (principal executive officer)	February 13, 2009

/s/ EDWARD BARNES Edward Barnes	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	February 13, 2009

/s/ PETER BONEPARTH Peter Boneparth	Director	February 13, 2009

/s/ DAVID CHECKETTS David Checketts	Director	February 13, 2009

/s/ ROBERT CLANIN Robert Clanin	Director	February 13, 2009

/s/ KIM CLARK Kim Clark	Director	February 13, 2009

/s/ CHRISTOPH FRANZ Christoph Franz	Director	February 13, 2009

/s/ VIRGINIA GAMBALE Virginia Gambale	Director	February 13, 2009

/s/ STEPHAN GEMKOW Stephan Gemkow	Director	February 13, 2009

/s/ JOEL PETERSON Joel Peterson	Chairman of the Board	February 13, 2009

/s/ ANN RHOADES Ann Rhoades	Director	February 13, 2009

/s/ FRANK SICA Frank Sica	Vice Chairman of the Board	February 13, 2009

Exhibit Index

2.1	Membership Interest Purchase Agreement among Harris Corporation and Thales Avionics In-Flight Systems, LLC and In-Flight Liquidating, LLC and Glenn S. Latta and Jeffrey A. Frisco and Andreas de Greef and JetBlue Airways Corporation, dated as of September 9, 2002 relating to the interests in LiveTV, LLC—incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated September 27, 2002.

3.2(a)	Amended and Restated Certificate of Incorporation of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

3.3(e)	Fifth Amended and Restated Bylaws of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.6 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

3.4	Certificate of Designation of Series A Participating Preferred Stock dated April 1, 2002—incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated July 10, 2003.

4.1	Specimen Stock Certificate—incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

4.2	Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

4.2(a)	Amendment No. 1, dated as of June 30, 2003, to Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3, filed on July 3, 2003, as amended on July 10, 2003 (File No. 333-106781).

4.2(b)	Amendment No. 2, dated as of October 6, 2003, to Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3, filed on October 7, 2003 (File No. 333-109546).

4.2(c)	Amendment No. 3, dated as of October 4, 2004, to Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K/A dated October 4, 2004.

4.2(d)	Amendment No. 4, dated as of June 22, 2006, to Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.19 to our Registration Statement on Form S-3 ARS, filed on June 30, 2006 (File No. 333-135545).

4.3	Registration Rights Agreement, dated as of July 15, 2003, among the Company and Morgan Stanley & Co. Incorporated, Raymond James & Associates, Inc. and Blaylock & Partners, L.P.—incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

4.4	Summary of Rights to Purchase Series A Participating Preferred Stock—incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

4.5	Stockholder Rights Agreement—incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.

4.5(a)	Amendment to the Stockholder Rights Agreement, dated as of January 17, 2008, by and between JetBlue Airways Corporation and Computershare Trust Company, N.A.—incorporated by reference to Exhibit 4.5(a) to our Current Report on Form 8-K dated January 23, 2008.

4.6	Indenture, dated as of July 15, 2003, between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee, relating to the Company’s 3 1/2% Convertible Notes due 2033—incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

4.7	Form of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Certificate Series 2004-1G-1-O—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 24, 2004.

4.7(a)	Form of Three-Month LIBOR plus 0.420% JetBlue Airways Pass Through Certificate Series 2004-1G-2-O—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated March 24, 2004.

4.7(b)	Form of Three-Month LIBOR plus 4.250% JetBlue Airways Pass Through Certificate Series 2004-1C-O—incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated March 24, 2004.

4.7(c)	Pass Through Trust Agreement, dated as of March 24, 2004, between JetBlue Airways Corporation and Wilmington Trust Company, as Pass Through Trustee, made with respect to the formation of JetBlue Airways Pass Through Trust, Series 2004-1G-1-O and the issuance of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Trust, Series 2004-1G-1-O, Pass Through Certificates—incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated March 24, 2004(1).

4.7(d)	Revolving Credit Agreement (2004-1G-1), dated as of March 24, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-1G-1 Pass Through Trust, as Borrower, and Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated March 24, 2004.

4.7(e)	Revolving Credit Agreement (2004-1G-2), dated as of March 24, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-1G-2 Pass Through Trust, as Borrower, and Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated March 24, 2004.

4.7(f)	Revolving Credit Agreement (2004-1C), dated as of March 24, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-1C Pass Through Trust, as Borrower, and Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated March 24, 2004.

4.7(g)	Deposit Agreement (Class G-1), dated as of March 24, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated March 24, 2004.

4.7(h)	Deposit Agreement (Class G-2), dated as of March 24, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K dated March 24, 2004.

4.7(i)	Deposit Agreement (Class C), dated as of March 24, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K dated March 24, 2004.

4.7(j)	Escrow and Paying Agent Agreement (Class G-1), dated as of March 24, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Credit Lyonnais Securities (USA) Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-1G-1-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated March 24, 2004.

4.7(k)	Escrow and Paying Agent Agreement (Class G-2), dated as of March 24, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Credit Lyonnais Securities (USA) Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-1G-2-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated March 24, 2004.

4.7(l)	Escrow and Paying Agent Agreement (Class C), dated as of March 24, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Credit Lyonnais Securities (USA) Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-1C-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.13 to our Current Report on Form 8-K dated March 24, 2004.

4.7(m)	ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1G-1-O—incorporated by reference to Exhibit 4.14 to our Current Report on Form 8-K dated March 24, 2004(2).

4.7(n)	Schedule to the ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1G-1-O—incorporated by reference to Exhibit 4.15 to our Current Report on Form 8-K dated March 24, 2004.

4.7(o)	Schedule to the ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services, Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1G-2-O—incorporated by reference to Exhibit 4.16 to our Current Report on Form 8-K dated March 24, 2004.

4.7(p)	Schedule to the ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services, Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1C-O—incorporated by reference to Exhibit 4.17 to our Current Report on Form 8-K dated March 24, 2004.

4.7(q)	Class G-1 Above Cap Liquidity Facility Confirmation, dated March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.18 to our Current Report on Form 8-K dated March 24, 2004.

4.7(r)	Class G-2 Above Cap Liquidity Facility Confirmation, dated March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.19 to our Current Report on Form 8-K dated March 24, 2004.

4.7(s)	Class C Above Cap Liquidity Facility Confirmation, dated March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.20 to our Current Report on Form 8-K dated March 24, 2004.

4.7(t)	Guarantee, dated March 24, 2004, of Morgan Stanley Capital Services Inc. with respect to the Class G-1 Above Cap Liquidity Facility—incorporated by reference to Exhibit 4.21 to our Current Report on Form 8-K dated March 24, 2004.

4.7(u)	Guarantee, dated March 24, 2004, of Morgan Stanley Capital Services Inc. with respect to the Class G-2 Above Cap Liquidity Facility—incorporated by reference to Exhibit 4.22 to our Current Report on Form 8-K dated March 24, 2004.

4.7(v)	Guarantee, dated March 24, 2004, of Morgan Stanley Capital Services Inc. with respect to the Class C Above Cap Liquidity Facility—incorporated by reference to Exhibit 4.23 to our Current Report on Form 8-K dated March 24, 2004.

4.7(w)	Insurance and Indemnity Agreement, dated as of March 24, 2004, among MBIA Insurance Corporation, as Policy Provider, JetBlue Airways Corporation and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.24 to our Current Report on Form 8-K dated March 24, 2004.

4.7(x)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated March 24, 2004, bearing Policy Number 43567(1) issued to Wilmington Trust Company, as Subordination Agent for the Class G-1 Certificates—incorporated by reference to Exhibit 4.25 to our Current Report on Form 8-K dated March 24, 2004.

4.7(y)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated March 24, 2004, bearing Policy Number 43567(2) issued to Wilmington Trust Company, as Subordination Agent for the Class G-2 Certificates—incorporated by reference to Exhibit 4.26 to our Current Report on Form 8-K dated March 24, 2004.

4.7(z)	Intercreditor Agreement, dated as of March 24, 2004, among Wilmington Trust Company, as Pass Through Trustee, Landesbank Hessen- Thüringen Girozentrale, as Primary Liquidity Provider, Morgan Stanley Capital Services, Inc., as Above-Cap Liquidity Provider, MBIA Insurance Corporation, as Policy Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.27 to our Current Report on Form 8-K dated March 24, 2004.

4.7(aa)	Note Purchase Agreement, dated as of March 24, 2004, among JetBlue Airways Corporation, Wilmington Trust Company, in its separate capacities as Pass Through Trustee, as Subordination Agent, as Escrow Agent and as Paying Agent—incorporated by reference to Exhibit 4.28 to our Current Report on Form 8-K dated March 24, 2004.

4.7(ab)	Form of Trust Indenture and Mortgage between JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, as Mortgagee—incorporated by reference to Exhibit 4.29 to our Current Report on Form 8-K dated March 24, 2004.

4.7(ac)	Form of Participation Agreement among JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, in its separate capacities as Mortgagee, as Pass Through Trustee and as Subordination Agent—incorporated by reference to Exhibit 4.30 to our Current Report on Form 8-K dated March 24, 2004.

4.8	Form of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Certificate Series 2004-2G-1-O, with attached form of Escrow Receipt—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 9, 2004.

4.8(a)	Form of Three-Month LIBOR plus 0.450% JetBlue Airways Pass Through Certificate Series 2004-2G-2-O, with attached form of Escrow Receipt—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated November 9, 2004.

4.8(b)	Form of Three-Month LIBOR plus 3.100% JetBlue Airways Pass Through Certificate Series 2004-2C-O, with attached form of Escrow Receipt—incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated November 9, 2004.

4.8(c)	Pass Through Trust Agreement, dated as of November 15, 2004, between JetBlue Airways Corporation and Wilmington Trust Company, as Pass Through Trustee, made with respect to the formation of JetBlue Airways Pass Through Trust, Series 2004-2G-1-O and the issuance of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Trust, Series 2004-2G-1-O, Pass Through Certificates—incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated November 9, 2004(3).

4.8(d)	Revolving Credit Agreement (2004-2G-1), dated as of November 15, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-2G-1 Pass Through Trust, as Borrower, and Landesbank Baden-Württemberg, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated November 9, 2004.

4.8(e)	Revolving Credit Agreement (2004-2G-2), dated as of November 15, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-2G-2 Pass Through Trust, as Borrower, and Landesbank Baden-Württemberg, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated November 9, 2004.

4.8(f)	Revolving Credit Agreement (2004-2C), dated as of November 15, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-2C Pass Through Trust, as Borrower, and Landesbank Baden-Württemberg, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated November 9, 2004.

4.8(g)	Deposit Agreement (Class G-1), dated as of November 15, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated November 9, 2004.

4.8(h)	Deposit Agreement (Class G-2), dated as of November 15, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K dated November 9, 2004.

4.8(i)	Deposit Agreement (Class C), dated as of November 15, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K dated November 9, 2004.

4.8(j)	Escrow and Paying Agent Agreement (Class G-1), dated as of November 15, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and J.P. Morgan Securities, Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-2G-2-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated November 9, 2004.

4.8(k)	Escrow and Paying Agent Agreement (Class G-2), dated as of November 15, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and J.P. Morgan Securities, Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-2G-2-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated November 9, 2004.

4.8(l)	Escrow and Paying Agent Agreement (Class C), dated as of November 15, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and J.P. Morgan Securities, Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-2C-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.13 to our Current Report on Form 8-K dated November 9, 2004.

4.8(m)	ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2G-1-O—incorporated by reference to Exhibit 4.14 to our Current Report on Form 8-K dated November 9, 2004(4).

4.8(n)	Schedule to the ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2G-1-O—incorporated by reference to Exhibit 4.15 to our Current Report on Form 8-K dated November 9, 2004.

4.8(o)	Schedule to the ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2G-2-O—incorporated by reference to Exhibit 4.16 to our Current Report on Form 8-K dated November 9, 2004.

4.8(p)	Schedule to the ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2C-O—incorporated by reference to Exhibit 4.17 to our Current Report on Form 8-K dated November 9, 2004.

4.8(q)	Class G-1 Above Cap Liquidity Facility Confirmation, dated November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.18 to our Current Report on Form 8-K dated November 9, 2004.

4.8(r)	Class G-2 Above Cap Liquidity Facility Confirmation, dated November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.19 to our Current Report on Form 8-K dated November 9, 2004.

4.8(s)	Class C Above Cap Liquidity Facility Confirmation, dated November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.20 to our Current Report on Form 8-K dated November 9, 2004.

4.8(t)	Insurance and Indemnity Agreement, dated as of November 15, 2004, among MBIA Insurance Corporation, as Policy Provider, JetBlue Airways Corporation and Wilmington Trust Company, as Subordination Agent and Trustee—incorporated by reference to Exhibit 4.21 to our Current Report on Form 8-K dated November 9, 2004.

4.8(u)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated November 15, 2004, bearing Policy Number 45243 issued to Wilmington Trust Company, as Subordination Agent for the Class G-1 Certificates—incorporated by reference to Exhibit 4.22 to our Current Report on Form 8-K dated November 9, 2004.

4.8(v)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated November 15, 2004, bearing Policy Number 45256 issued to Wilmington Trust Company, as Subordination Agent for the Class G-2 Certificates—incorporated by reference to Exhibit 4.23 to our Current Report on Form 8-K dated November 9, 2004.

4.8(w)	Intercreditor Agreement, dated as of November 15, 2004, among Wilmington Trust Company, as Pass Through Trustee, Landesbank Baden-Württemberg, as Primary Liquidity Provider, Citibank, N.A., as Above-Cap Liquidity Provider, MBIA Insurance Corporation, as Policy Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.24 to our Current Report on Form 8-K dated November 9, 2004.

4.8(x)	Note Purchase Agreement, dated as of November 15, 2004, among JetBlue Airways Corporation, Wilmington Trust Company, in its separate capacities as Pass Through Trustee, as Subordination Agent, as Escrow Agent and as Paying Agent—incorporated by reference to Exhibit 4.25 to our Current Report on Form 8-K dated November 9, 2004.

4.8(y)	Form of Trust Indenture and Mortgage between JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, as Mortgagee—incorporated by reference to Exhibit 4.26 to our Current Report on Form 8-K dated November 9, 2004.

4.8(z)	Form of Participation Agreement among JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, in its separate capacities as Mortgagee, as Pass Through Trustee and as Subordination Agent—incorporated by reference to Exhibit 4.27 to our Current Report on Form 8-K dated November 9, 2004.

4.9	Indenture, dated as of March 16, 2005, between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee, relating to the Company’s debt securities—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 10, 2005.

4.9(a)	First Supplemental Indenture to the Indenture filed as Exhibit 4.9 to this report, dated as of March 16, 2005, between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee, relating to the Company’s 3 3/4% Convertible Debentures due 2035—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated March 16, 2005.

4.9(b)	Second Supplemental Indenture to the Indenture filed as Exhibit 4.9 to this report, dated as of June 4, 2008, between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee, relating to the Company’s 5.5% Convertible Debentures due 2038—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 5, 2008.

4.9(c)	Third Supplemental Indenture to the Indenture filed as Exhibit 4.9 to this report, dated as of June 4, 2008, between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee, relating to the Company’s 5.5% Convertible Debentures due 2038—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated June 5, 2008.

4.10	Pass Through Trust Agreement, dated as of November 14, 2006, between JetBlue Airways Corporation and Wilmington Trust Company, as Pass Through Trustee, made with respect to the formation of JetBlue Airways (Spare Parts) G-1 Pass Through Trust, and the issuance of Three-Month LIBOR plus 0.230% JetBlue Airways (Spare Parts) G-1 Pass Through Certificate—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 14, 2006.

4.10(a)	Pass Through Trust Agreement, dated as of November 14, 2006, between JetBlue Airways Corporation and Wilmington Trust Company, as Pass Through Trustee, made with respect to the formation of JetBlue Airways (Spare Parts) B-1 Pass Through Trust, and the issuance of Three-Month LIBOR plus 2.875% JetBlue Airways (Spare Parts) B-1 Pass Through Certificate—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated November 14, 2006.

4.10(b)	Revolving Credit Agreement, dated as of November 14, 2006, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways (Spare Parts) G-1 Pass Through Trust, as Borrower, and Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated November 14, 2006.

4.10(c)	ISDA Master Agreement, dated as of November 14, 2006, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways (Spare Parts) G-1 Pass Through Trust—incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated November 14, 2006.

4.10(d)	Schedule to the ISDA Master Agreement, dated as of November 14, 2006, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways (Spare parts) G-1 Pass Through Trust—incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated November 14, 2006.

4.10(e)	Class G-1 Above Cap Liquidity Facility Confirmation, dated November 14, 2006, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated November 14, 2006.

4.10(f)	Insurance and Indemnity Agreement, dated as of November 14, 2006, among MBIA Insurance Corporation, as Policy Provider, JetBlue Airways Corporation and Wilmington Trust Company, as Subordination Agent and Trustee—incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated November 14, 2006.

4.10(g)	Guarantee, dated as of November 14, 2006, by Morgan Stanley, relating to the Above-Cap Liquidity Facility—incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated November 14, 2006.

4.10(h)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated November 14, 2006, bearing Policy Number 487110 issued to Wilmington Trust Company, as Subordination Agent for the Class G-1 Certificates—incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K dated November 14, 2006.

4.10(i)	Intercreditor Agreement, dated as of November 14, 2006, among Wilmington Trust Company, as Pass Through Trustee, Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider, Morgan Stanley Capital Services, Inc., as Above-Cap Liquidity Provider, MBIA Insurance Corporation, as Policy Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K dated November 14, 2006.

4.10(j)	Note Purchase Agreement, dated as of November 14, 2006, among JetBlue Airways Corporation, Wilmington Trust Company, in its separate capacities as Pass Through Trustee, as Subordination Agent and as Mortgagee—incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated November 14, 2006.

4.10(k)	Trust Indenture and Mortgage, dated November 14, 2006, between JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, as Mortgagee—incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated November 14, 2006.

4.10(l)	Collateral Maintenance Agreement, dated as of November 14, 2006, among, JetBlue Airways Corporation, MBIA Insurance Corporation, as Initial Policy Provider, Wilmington Trust Company, as Mortgagee, and Additional Policy Provider(s), if any, which may from time to time hereafter become parties—incorporated by reference to Exhibit 4.13 to our Current Report on Form 8-K dated November 14, 2006.

4.10(m)	Reference Agency Agreement, dated November 14, 2006, among JetBlue Airways Corporation, Wilmington Trust Company as Subordination Agent and Mortgagee and Reference Agent—incorporated by reference to Exhibit 4.14 to our Current Report on Form 8-K dated November 14, 2006.

4.10(n)	Form of JetBlue Airways (Spare Parts) G-1 Pass Through Certificate (included in Exhibit 4.10)—incorporated by reference to Exhibit 4.15 to our Current Report on Form 8-K dated November 14, 2006.

4.10(o)	Form of JetBlue Airways (Spare Parts) B-1 Pass Through Certificate (included in Exhibit 4.10(a))—incorporated by reference to Exhibit 4.16 to our Current Report on Form 8-K dated November 14, 2006.

4.10(p)	Form of JetBlue Airways (Spare Parts) G-1 Equipment Note—incorporated by reference to Exhibit 4.17 to our Current Report on Form 8-K dated November 14, 2006.

4.10(q)	Form of JetBlue Airways (Spare Parts) B-1 Equipment Note—incorporated by reference to Exhibit 4.18 to our Current Report on Form 8-K dated November 14, 2006.

4.11	Stock Purchase Agreement, dated as of December 13, 2007, between JetBlue Airways Corporation and Deutsche Lufthansa AG—incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated December 13, 2007.

4.11(a)	Amendment No. 1, dated as of January 22, 2008, to the Stock Purchase Agreement, dated as of December 13, 2007, between JetBlue Airways Corporation and Deutsche Lufthansa AG—incorporated by reference to Exhibit 4.11(a) to our Current Report on Form 8-K dated January 23, 2008.

4.12	Registration Rights Agreement, dated as of January 22, 2008, by and between JetBlue Airways Corporation and Deutsche Lufthansa AG—incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated January 23, 2008.

4.13	Supplement Agreement, dated as of May 27, 2008, between JetBlue Airways Corporation and Deutsche Lufthansa AG —incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated May 28, 2008.

4.14	Second Supplemental Indenture dated as of June 4, 2008 between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee—incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on June 5, 2008.

4.15	Third Supplemental Indenture dated as of June 4, 2008 between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee—incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on June 5, 2008.

4.16	Form of Global Debenture — 5.50% Convertible Debenture due 2038 (Series A) (included as part of Exhibit 4.1)—incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on June 5, 2008.

4.17	Form of Global Debenture — 5.50% Convertible Debenture due 2038 (Series B) (included as part of Exhibit 4.2)—incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed on June 5, 2008.

10.1**	Airbus A320 Purchase Agreement dated as of April 20, 1999, between AVSA, S.A.R.L. and JetBlue Airways Corporation, including Amendments No. 1 through 11 and Letter Agreements No. 1 through No. 10—incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, as amended (File 333-82576).

10.1(a)**	Amendment No. 12 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated April 19, 2002—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.1(b)**	Amendment No. 13 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated November 22, 2002—incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.1(c)**	Amendment No. 14 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated December 18, 2002—incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.1(d)**	Amendment No. 15 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated February 10, 2003—incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.1(e)**	Amendment No. 16 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated April 23, 2003—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 30, 2003.

10.1(f)**	Amendment No. 17 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated October 1, 2003—incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2003.

10.1(g)**	Amendment No. 18 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated November 12, 2003—incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2003.

10.1(h)**	Amendment No. 19 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated June 4, 2004—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.1(i)**	Amendment No. 20 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated June 7, 2004—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.1(j)**	Amendment No. 21 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated November 19, 2004—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 19, 2004.

10.1(k)**	Amendment No. 22 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated February 17, 2005—incorporated by reference to Exhibit 10.22(b) to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.1(l)**	Amendment No. 23 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated March 31, 2005—incorporated by reference to Exhibit 10.22(b) to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.1(m)**	Amendment No. 24 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated July 21, 2005—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.1(n)**	Amendment No. 25 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated November 23, 2005—incorporated by reference to Exhibit 10.1(n) to our Annual Report on Form 10-K for the year ended December 31, 2005.

10.1(o)**	Amendment No. 26 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated February 27, 2006—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.1(p)**	Amendment No. 27 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated April 25, 2006—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.1(q)**	Amendment No. 28 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated July 6, 2006—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.1(r)**	Amendment No. 29 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated December 1, 2006—incorporated by reference to Exhibit 10.22(b) to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.1(s)**	Amendment No. 30 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated March 26, 2007—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.1(t)**	Amendment No. 31 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated January 21, 2008—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.1(u)**	Amendment No. 32 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated May 23, 2008—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.2**	Letter Agreement, dated April 23, 2003, between AVSA, S.A.R.L. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated June 30, 2003.

10.3**	V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, including Side Letters No. 1 through No. 3 and No. 5 through No. 9—incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

10.3(a)**	Side Letter No. 10 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated April 25, 2002—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.3(b)**	Side Letter No. 11 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated February 10, 2003—incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.3(c)**	Side Letter No. 12 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated March 24, 2003—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.3(d)**	Side Letter No. 13 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated April 23, 2003—incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated June 30, 2003.

10.3(e)**	Side Letter No. 14 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated October 3, 2003—incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2003.

10.3(f)**	Side Letter No. 15 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated November 10, 2003—incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2003.

10.3(g)**	Side Letter No. 16 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated February 20, 2004—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.3(h)**	Side Letter No. 17 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated June 11, 2004—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.3(i)**	Side Letter No. 18 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated November 19, 2004—incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 19, 2004.

10.3(j)**	Side Letter No. 19 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated July 21, 2005—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.3(k)**	Side Letter No. 20 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated July 6, 2006—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.3(l)**	Side Letter No. 21 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated January 30, 2007—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.3(m)**	Side Letter No. 22 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated March 27, 2007—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.3(n)**	Side Letter No. 23 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated December 18, 2007—incorporated by reference to Exhibit 10.3(n) to our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.

10.3(o)**	Side Letter No. 24 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated April 2, 2008—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.3(p)**	Side Letter No. 25 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated May 27, 2008—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.4**	Amendment and Restated Agreement between JetBlue Airways Corporation and LiveTV, LLC, dated as of December 17, 2001, including Amendments No. 1, No. 2 and 3—incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

10.5**	GDL Patent License Agreement between Harris Corporation and LiveTV, LLC, dated as of September 2, 2002—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for quarter ended September 30, 2002.

10.10*	Agreement between John Owen and JetBlue Airways Corporation, dated March 6, 2007—incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2007.

10.11*	1999 Stock Option/Stock Issuance Plan—incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

10.12*	Amended and Restated Crewmember Stock Purchase Plan, dated April 2, 2007—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.13*	2002 Crewmember Stock Purchase Plan—incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

10.14*	Amended and Restated JetBlue Airways Corporation 401(k) Retirement Plan, dated March 31, 2005—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.14(a)*	Amendment to JetBlue Airways Corporation 401(k) Retirement Plan, dated November 21, 2006—incorporated by reference to Exhibit 10.18(a) to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.15	Form of Director/Officer Indemnification Agreement—incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1, as amended (File No. 333-82576) and referenced as Exhibit 10.19 in our Current Report on Form 8-K dated February 12, 2008.

10.16	Form of Letter Agreement between JetBlue Airways Corporation, the Weston Presidio Funds and Quantum Industrial Partners LDC—incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

10.17**	EMBRAER-190 Purchase Agreement DCT-025/2003, dated June 9, 2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation— incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated June 30, 2003.

10.17(a)**	Amendment No. 1 to Purchase Agreement DCT-025/2003, dated as of July 8, 2005, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.17(b)**	Amendment No. 2 to Purchase Agreement DCT-025/2003, dated as of January 5, 2006, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.22(b) to our Annual Report on Form 10-K for the year ended December 31, 2005.

10.17(c)**	Amendment No. 3 to Purchase Agreement DCT-025/2003, dated as of December 4, 2006, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.21( c) to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.17(d)**	Amendment No. 4 to Purchase Agreement DCT-025/2003, dated as of October 17, 2007, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.17(d) to our Annual Report on Form 10-K for the year ended December 31, 2007.

10.17(e)**	Amendment No. 5 to Purchase Agreement DCT-025/2003, dated as of July 18, 2008, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.18**	Letter Agreement DCT-026/2003, dated June 9, 2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated June 30, 2003.

10.18(a)**	Amendment No. 1, dated as of July 8, 2005, to Letter Agreement DCT-026/2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.18(b)**	Amendment No. 2, dated as of January 5, 2006, to Letter Agreement DCT-026/2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.22(b) to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.18(c)**	Amendment No. 3, dated as of December 4, 2006, to Letter Agreement DCT-026/2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.22( c) to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.18(d)**	Amendment No. 4, dated as of October 17, 2007, to Letter Agreement DCT-026/2003, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.18(d) to our Annual Report on Form 10-K for the year ended December 31, 2007.

10.18(e)**	Amendment No. 5 to Letter Agreement DCT-026/2003, dated as of March 6, 2008, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.18(f)**	Amendment No. 6 to Letter Agreement DCT-026/2003, dated as of July 18, 2008, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.19	Agreement of Lease (Port Authority Lease No. AYD-265), dated as of November 1, 2002, between The Port Authority of New York and New Jersey and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 24, 2004.

10.20	Agreement of Lease (Port Authority Lease No. AYD-350), dated November 22, 2005, between The Port Authority of New York and New Jersey and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 2005.

10.21*	Amended and Restated 2002 Stock Incentive Plan, dated November 7, 2007, and form of award agreement.

10.22*	JetBlue Airways Corporation Executive Change in Control Severance Plan, dated as of June 28, 2007—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated June 28, 2007.

10.23*	Employment Agreement, dated February 11, 2008, between JetBlue Airways Corporation and David Barger—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.24*	Employment Agreement, dated February 11, 2008, between JetBlue Airways Corporation and Russell Chew—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.25	Share Lending Agreement, dated as of May 29, 2008 between JetBlue Airways Corporation and Morgan Stanley Capital Services, Inc. —incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 30, 2008.

10.26	Pledge and Escrow Agreement (Series A Debentures) dated as of June 4, 2008 among JetBlue Airways Corporation, Wilmington Trust Company, as Trustee, and Wilmington Trust Company, as Escrow Agent—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 5, 2008.

10.27	Pledge and Escrow Agreement (Series B Debentures) dated as of June 4, 2008 among JetBlue Airways Corporation, Wilmington Trust Company, as Trustee, and Wilmington Trust Company, as Escrow Agent—incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 5, 2008.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries.

23	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32	Section 1350 Certifications.

99.2	Letter of Approval from the City of Long Beach Department of Public Works, dated May 22, 2001, approving City Council Resolution C-27843 regarding Flight Slot Allocation at Long Beach Municipal Airport—incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

*	Compensatory plans in which the directors and executive officers of JetBlue participate. The agreement filed as Exhibit 10.10 was previously listed as having been filed as an exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, but was inadvertently omitted from such prior filing.

**	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with and approved by the Commission.

(1)	Documents substantially identical in all material respects to the document filed as Exhibit 4.4 to our Current Report on Form 8-K dated March 24, 2004 (which exhibit relates to formation of JetBlue Airways Pass Through Trust, Series 2004-1G-1-O and the issuance of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Trust, Series 2004-1G-1-O, Pass Through Certificates) have been entered into with respect to formation of each of JetBlue Airways Pass Through Trusts, Series 2004-1G-2-O and Series 2004-1C-O and the issuance of each of Three-Month LIBOR plus 0.420% JetBlue Airways Pass Through Trust, Series 2004-1G-2-O and Three-Month LIBOR plus 4.250% JetBlue Airways Pass Through Trust, Series 2004-1C-O. Pursuant to Instruction 2 of Item 601 of Regulation S-K, Exhibit 99.1, incorporated by reference to our Current Report on Form 8-K dated March 24, 2004, sets forth the terms by which such substantially identical documents differ from Exhibit 4.7(c).

(2)	Documents substantially identical in all material respects to the document filed as Exhibit 4.14 our Current Report on Form 8-K dated March 24, 2004 (which exhibit relates to an above-cap liquidity facility provided on behalf of the JetBlue Airways Corporation Pass Through Trust 2004-1G-1-O) have been entered into with respect to the above-cap liquidity facilities provided on behalf of the JetBlue Airways Corporation Pass Through Trust 2004-1G-2-O and the JetBlue Airways Corporation Pass Through Trust 2004-1C-O. Pursuant to Instruction 2 of Item 601 of Regulation S-K, Exhibit 99.2, incorporated by reference to our Current Report on Form 8-K dated March 24, 2004, sets forth the terms by which such substantially identical documents differ from Exhibit 4.7(m).

(3)	Documents substantially identical in all material respects to the document filed as Exhibit 4.4 to our Current Report on Form 8-K dated November 9, 2004 (which exhibit relates to formation of JetBlue Airways Pass Through Trust, Series 2004-2G-1-O and the issuance of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Trust, Series 2004-2G-1-O, Pass Through Certificates) have been entered into with respect to formation of each of the JetBlue Airways Pass Through Trusts, Series 2004-2G-2-O and Series 2004-2C-O and the issuance of each of Three-Month LIBOR plus 0.450% JetBlue Airways Pass Through Trust, Series 2004-2G-2-O and Three-Month LIBOR plus 3.100% JetBlue Airways Pass Through Trust, Series 2004-2C-O. Pursuant to Instruction 2 of Item 601 of Regulation S-K, Exhibit 99.1, incorporated by reference to our Current Report on Form 8-K dated November 9, 2004, sets forth the terms by which such substantially identical documents differ from Exhibit 4.8(c).

(4)	Documents substantially identical in all material respects to the document filed as Exhibit 4.14 to our Current Report on Form 8-K dated November 9, 2004 (which exhibit relates to an above-cap liquidity facility provided on behalf of the JetBlue Airways Corporation Pass Through Trust 2004-2G-1-O) have been entered into with respect to the above-cap liquidity facilities provided on behalf of the JetBlue Airways Corporation Pass Through Trust 2004-2G-2-O and the JetBlue Airways Corporation Pass Through Trust 2004-2C-O. Pursuant to Instruction 2 of Item 601 of Regulation S-K, Exhibit 99.2, incorporated by reference to our Current Report on Form 8-K dated November 9, 2004, sets forth the terms by which such substantially identical documents differ from Exhibit 4.8(m).

JetBlue Airways Corporation
Schedule II—Valuation and Qualifying Accounts
(in thousands)

		Additions
	Balance at	Charged to	Charged to
	beginning of	Costs and	Other				Balance at end
Description	period	Expenses	Accounts		Deductions		of period

Year Ended December 31, 2008
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$2,237	6,090	$—		3,172	(1)	$5,155
Allowance for obsolete inventory parts	2,358	1,826	—				4,184
Valuation allowance for deferred tax assets	3,078	22,501					25,579
Year Ended December 31, 2007
Allowances deducted from asset accounts:
Allowance for doubtful accounts	1,608	1,659	—		1,030	(1)	2,237
Allowance for obsolete inventory parts	1,667	691	—		—		2,358
Valuation allowance for deferred tax assets	2,796	259	23	(2)			3,078
Year Ended December 31, 2006
Allowances deducted from asset accounts:
Allowance for doubtful accounts	1,180	1,155	—		727	(1)	1,608
Allowance for obsolete inventory parts	997	670	—		—		1,667
Valuation allowance for deferred tax assets	1,695	847	254	(2)	—		2,796

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Attributable to deferred tax assets, the benefit of which was recorded to equity.

S-1