Form 10-Q
period 2009-03-31
JETBLUE AIRWAYS CORP
filed 2009-04-29
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
As of March 31, 2009, there were 272,833,547 shares outstanding of the registrant’s common stock, par value $.01, outstanding.

JetBlue Airways Corporation
FORM 10-Q
INDEX

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 31,	December 31,
	2009	2008
	(unaudited)	(as adjusted,
		Note 3)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$634	$561
Investment securities and derivative assets	2	10
Receivables, less allowance	91	86
Restricted cash	78	78
Prepaid expenses and other	219	227

Total current assets	1,024	962

PROPERTY AND EQUIPMENT
Flight equipment	4,034	3,832
Predelivery deposits for flight equipment	133	163

	4,167	3,995
Less accumulated depreciation	438	406

	3,729	3,589

Other property and equipment	488	487
Less accumulated depreciation	143	134

	345	353

Assets constructed for others	526	533
Less accumulated depreciation	10	5

	516	528

Total property and equipment	4,590	4,470

OTHER ASSETS
Investment securities	207	244
Restricted cash	69	69
Other	268	275

Total other assets	544	588

TOTAL ASSETS	$6,158	$6,020

See accompanying notes to condensed consolidated financial statements.

	March 31,	December 31,
	2009	2008
	(unaudited)	(as adjusted,
		Note 3)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$130	$144
Air traffic liability	469	445
Accrued salaries, wages and benefits	96	107
Other accrued liabilities	120	113
Short-term borrowings	84	120
Current maturities of long-term debt and capital leases	160	152

Total current liabilities	1,059	1,081

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	2,980	2,872

CONSTRUCTION OBLIGATION	504	512

DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	206	197
Other	97	92

	303	289

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 500,000,000 shares authorized, 289,891,030 and 288,633,882 shares issued and 272,833,547 and 271,763,139 outstanding in 2009 and 2008, respectively	3	3
Treasury stock, at cost; 17,058,094 and 16,878,876 shares in 2009 and 2008, respectively	(1)	—
Additional paid-in capital	1,293	1,287
Retained earnings	72	60
Accumulated other comprehensive income (loss)	(55)	(84)

Total stockholders’ equity	1,312	1,266

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,158	$6,020

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
		(as adjusted,
		Note 3)
OPERATING REVENUES
Passenger	$706	$748
Other	87	68

Total operating revenues	793	816

OPERATING EXPENSES
Aircraft fuel	214	308
Salaries, wages and benefits	185	178
Landing fees and other rents	50	51
Depreciation and amortization	55	45
Aircraft rent	32	32
Sales and marketing	37	39
Maintenance materials and repairs	37	33
Other operating expenses	110	113

Total operating expenses	720	799

OPERATING INCOME	73	17

OTHER INCOME (EXPENSE)
Interest expense	(49)	(59)
Capitalized interest	2	14
Interest income and other	(6)	12

Total other income (expense)	(53)	(33)

INCOME (LOSS) BEFORE INCOME TAXES	20	(16)

Income tax (benefit) expense	8	(6)

NET INCOME (LOSS)	$12	$(10)

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.05	$(0.05)

Diluted	$0.05	$(0.05)

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three months ended
	March 31,
	2009	2008
		(as adjusted,
		Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$12	$(10)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	8	(6)
Depreciation	44	41
Amortization	12	5
Stock-based compensation	4	4
Collateral returned for derivative instruments	56	—
Changes in certain operating assets and liabilities	11	20
Other, net	(23)	(5)

Net cash provided by operating activities	124	49

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(207)	(200)
Predelivery deposits for flight equipment	(7)	(30)
Proceeds from the sale of flight equipment	58	—
Assets constructed for others	(15)	(44)
Sale of auction rate securities	29	—
Purchase of available-for-sale securities	—	(69)
Sale of available-for-sale securities	—	385
Other, net	(4)	15

Net cash provided by investing activities	(146)	57

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	—	310
Issuance of long-term debt	149	147
Aircraft sale and leaseback transactions	—	26
Short-term borrowings	10	—
Construction obligation	15	41
Repayment of long-term debt and capital lease obligations	(32)	(78)
Repayment of short-term borrowings and lines of credit	(48)	(20)
Other, net	1	(9)

Net cash provided by financing activities	95	417

INCREASE IN CASH AND CASH EQUIVALENTS	73	523

Cash and cash equivalents at beginning of period	561	190

Cash and cash equivalents at end of period	$634	$713

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Note 1 — Summary of Significant Accounting Policies
     Basis of Presentation: Our condensed consolidated financial statements include the accounts of JetBlue Airways Corporation and our subsidiaries, collectively “we” or the “Company”, with all intercompany transactions and balances having been eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with our 2008 audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, or our 2008 Form 10-K.
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
     Property and Equipment: Effective January 1, 2009, we adjusted the estimated useful lives for our in-flight entertainment systems from 12 years to 7 years, which we estimate will result in approximately $4 million of additional depreciation expense in 2009.
     New Accounting Pronouncements: Effective January 1, 2009, we adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which applies to all convertible debt instruments that have a “net settlement feature”, which means instruments that by their terms may be settled either wholly or partially in cash upon conversion. Under FSP APB 14-1, the liability and equity components of convertible debt instruments that may be settled wholly or partially in cash upon conversion must be accounted for separately in a manner reflective of their issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. We have retrospectively applied this change in accounting to affected accounts for all periods presented. Refer to Note 3 for more information.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, or SFAS 107, to require an entity to provide interim disclosures about the fair value of all financial instruments within the scope of SFAS 107 and to include disclosures related to the methods and significant assumptions used in estimating those instruments. This FSP is effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the impact the adoption of this FSP will have on our financial statements and related disclosures.

Note 2 — Stock-Based Compensation
     During the three months ended March 31, 2009, we granted approximately 2.0 million restricted stock units under our Amended and Restated 2002 Stock Incentive Plan, at a weighted average grant date fair value of $4.53 per share. We issued approximately 0.5 million shares in connection with the vesting of restricted stock units during the three months ended March 31, 2009. At March 31, 2009, 3.3 million restricted stock units were unvested with a weighted average grant date fair value of $5.17 per share.
Note 3 — Long-term Debt, Short-term Borrowings, and Capital Lease Obligations
$250 million 3.75% Convertible Debt due 2035
     Effective January 1, 2009, we adopted the provisions of FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which applies to all convertible debt instruments that have a “net settlement feature”, which means instruments that by their terms may be settled either wholly or partially in cash upon conversion. Under FSP APB 14-1, the liability and equity components of convertible debt instruments that may be settled wholly or partially in cash upon conversion must be accounted for separately in a manner reflective of their issuer’s nonconvertible debt borrowing rate. Since our 3.75% convertible unsecured debentures due 2035, or 3.75% Debentures, have an option to be settled in cash, they qualify for treatment under this new accounting standard.
     Our effective borrowing rate for nonconvertible debt at the time of issuance of the 3.75% Debentures was estimated to be 9%, which resulted in $52 million of the $250 million aggregate principal amount of debentures issued, or $31 million after taxes, being attributable to equity. This treatment resulted in $10 million and $11 million higher interest expense in 2008 and 2007, respectively. As of December 31, 2008, there was $10 million of the initial $52 million debt discount which remained unamortized, and is expected to be amortized through the first put date of the debt in March 2010. We recognized $2 million and $3 million of additional interest expense in each of the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, the aggregate carrying value of the remaining debt, including the unamortized discount, was $168 million. Upon adoption of FSP 14-1, the total impact to prior year retained earnings was a $26 million reduction. The following table illustrates the effect on net income and earnings per common share for the three months ended March 31, 2008 (in millions, except per share amounts):

Three Months
Ended
March 31,
2008
Additional interest expense	$3
Income tax benefit	(1)

Decrease in net loss	$2

Decrease in loss per common share:
Basic	$(0.01)

Diluted	$(0.01)

Citigroup Global Markets Line of Credit
     During the three months ended March 31, 2009, we paid down approximately $36 million on our line of credit with Citigroup Global Markets, Inc. In April 2009, we refinanced this line of credit, extending the maturity of the $74 million outstanding as of March 31, 2009 to April 2010.
5.5% $201 million Convertible Debentures due 2038
     During the three months ended March 31, 2009, approximately $3 million aggregate principal amount of these debentures were voluntarily converted by holders into approximately 0.5 million shares. Borrowed shares equivalent to the number of shares issued upon conversions are required to be returned to us in the future pursuant to the share lending agreement.
Other Indebtedness
     During the three months ended March 31, 2009, we issued $47 million in fixed rate equipment notes due through 2024 and $102 million in non-public floating rate equipment notes due through 2019, all of which were previously committed and which are secured by three Airbus A320 aircraft and two EMBRAER 190 aircraft. Scheduled principal payments on our outstanding debt and capital leases for the three months ended March 31, 2009 totaled $32 million. At March 31, 2009, the weighted average interest rate of all of our long-term debt was 4.9% and scheduled maturities were $119 million for the remainder of 2009, $394 million in 2010, $169 million in 2011, $171 million in 2012, $370 million in 2013 and $1.92 billion thereafter. The weighted average interest rate of our outstanding short-term borrowings at March 31, 2009 and December 31, 2008 was 2.6% and 5.6%, respectively.
Note 4 — Comprehensive Income / (Loss)
     Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting, and unrealized losses on our auction rate securities, which were classified as available for sale securities at March 31, 2008. The differences between net income (loss) and comprehensive income (loss) for each of these periods are as follows (dollars are in millions):

	Three Months Ended
	March 31,
	2009	2008
Net Income (loss)	$12	$(10)

Derivative Financial Instruments
Reclassifications into earnings (net of $22 and $8 of taxes)	34	(13)
Change in fair value (net of $3 and $13 of taxes)	(5)	16

Investment Securities classified as available for sale
Change in fair value (net of $0 and $4 of taxes)	—	(7)

Comprehensive Income (loss)	$41	$(14)

Note 5 — Earnings (Loss) Per Share
     The following table shows how we computed basic and diluted earnings (loss) per common share (dollars in millions; share data in thousands):

	Three Months Ended
	March 31,
	2009	2008
Numerator:
Net income (loss)	$12	$(10)
Effect of dilutive securities:
Interest on convertible debt, net of income taxes	1	—

Net income (loss) applicable to common stockholders after assumed conversion for diluted earnings per share	$13	$(10)

Denominator:
Weighted average shares outstanding for basic earnings (loss) per share	244,394	214,416
Effect of dilutive securities:
Employee stock options	2,732	—
Convertible debt	27,428	—

Adjusted weighted average shares outstanding and assumed conversions for diluted earnings (loss) per share	274,554	214,416

     As of March 31, 2009, a total of approximately 28.0 million shares of our common stock, which were lent to our share borrower pursuant to the terms of our share lending agreement as described in Note 2 to our 2008 Form 10-K, are issued and outstanding for corporate law purposes, and holders of the borrowed shares have all the rights of a holder of our common stock. However, because the share borrower must return all borrowed shares to us (or identical shares or, in certain circumstances, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings (loss) per share.
     For the three months ended March 31, 2009, a total of 10.4 million shares issuable upon conversion of our convertible debt were excluded from the diluted loss per share computation since the assumed conversion would be anti-dilutive. For the three months ended March 31, 2008, 20.8 million shares were excluded. We have also excluded 26.3 million and 29.2 million shares issuable upon exercise of outstanding stock options for the three months ended March 31, 2009 and 2008, respectively, from the diluted earnings (loss) per share computation since they were anti-dilutive.
Note 6 — Employee Retirement Plan
     We sponsor a retirement savings 401(k) defined contribution plan, or the Plan, a component of which is a profit sharing plan. All employees are eligible to participate in the Plan. Our contributions expensed for the Plan for the three months ended March 31, 2009 and 2008 were $12 million and $11 million, respectively.
Note 7 — Commitments and Contingencies
     In February 2009, we amended our EMBRAER purchase agreement, cancelling the exercise of two options originally scheduled for delivery in 2015. Additionally, in March 2009, we elected to defer delivery of three aircraft originally scheduled for delivery in 2010 to 2012. As of March 31, 2009, our firm aircraft orders consisted of 55 Airbus A320 aircraft, 64 EMBRAER 190 aircraft and 20 spare engines scheduled for delivery through 2016. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $130 million for the remainder of 2009, $215 million in 2010, $470 million in 2011, $1.01 billion in 2012, $960 million in 2013 and $1.90 billion thereafter.
     In January 2009, we sold two new EMBRAER 190 aircraft immediately after such aircraft were received by us. We understand these two EMBRAER 190 aircraft are now being operated by Azul Linhas Aéreas Brasileiras, SA, or Azul, a new airline founded by David Neeleman, our former Chairman of the Board, in addition to the two aircraft previously leased to Azul in 2008.
Note 8 — Financial Derivative Instruments and Risk Management
     Effective January 1, 2009, we adopted the provisions of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which enhances the disclosure requirements related to derivative instruments and hedging activity to improve the transparency of financial reporting.
     As part of our risk management strategy, we periodically purchase crude or heating oil option contracts or swap agreements in order to manage our exposure to the effect of changes in the price and availability of aircraft fuel. Prices for these commodities are normally highly correlated to aircraft fuel, making derivatives of them effective at providing short-term protection against sharp increases in average fuel prices. We also periodically enter into basis swaps for the differential between heating oil and jet fuel to further limit the variability in fuel prices. To manage the variability of the cash flows associated with our variable rate debt, we have also entered into interest rate swaps. We do not hold or issue any derivative financial instruments for trading purposes.
     Aircraft fuel derivatives: We attempt to obtain cash flow hedge accounting treatment for each aircraft fuel derivative that we enter into. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, provides for this treatment, which allows for gains and losses on the effective portion of qualifying hedges to be deferred until the underlying planned jet fuel consumption occurs, rather than recognizing the gains and losses on these instruments into earnings for each period that they are outstanding. The effective portion of realized aircraft fuel hedging derivative gains and losses is recognized in fuel expense, while ineffective gains and losses are recognized in interest income and other. All cash flows related to our fuel hedging derivatives are classified as operating cash flows.
     Ineffectiveness results when the change in the total fair value of the derivative instrument does not exactly equal the change in the value of our expected future cash outlays for the purchase of aircraft fuel. To the extent that the periodic changes in the fair value of the hedging instruments are not effective, the ineffectiveness is recognized in other income (expense) immediately. Likewise, if a hedge does not qualify for hedge accounting, the periodic changes in their fair values are recognized in other income (expense). When aircraft fuel is consumed and the related derivative contract settles, any gain or loss previously deferred in other comprehensive income is recognized in aircraft fuel expense.
     As a result of the rapid decline in fuel prices experienced during the fourth quarter of 2008, we sold swap contracts to the original fuel counterparties covering all of our 2009 swap contracts, effectively capping our losses related to further oil price declines. At December 31, 2008, we had effectively exited all of our open swap contracts by entering into reverse swap sales with the same counterparties for the same quantity and duration of our existing swap contracts. The forecasted fuel consumption, for which these transactions were designated as cash flow hedges, was and is still expected to occur; therefore, amounts deferred in other comprehensive income related to these contracts will remain deferred until the forecasted fuel consumption occurs. At December 31, 2008, we had deferred $93 million of these losses in other comprehensive income associated with these contracts. We recognized $44 million of these losses into fuel expense in 2009, resulting in the total remaining deferred losses of $49 million at March 31, 2009, all of which will be recognized in fuel expense during 2009.
     Interest rate swaps: The interest rate hedges we had outstanding as of March 31, 2009 effectively swap floating rate debt for fixed rate debt, taking advantage of lower borrowing rates since our original debt instruments were executed. We currently have $411 million in notional amount of debt outstanding related to these swaps, which cover certain interest payments through August 2016. The notional amount decreases over time to match scheduled repayments of the related debt.
     In February 2008 and 2009, we separately entered into interest rate swaps, all of which qualify as cash flow hedges in accordance with SFAS 133. Since all of the critical terms of our swap agreements match the debt to which they pertain, there was no ineffectiveness relating to these interest rate swaps in 2008 or 2009 and all related unrealized losses were deferred in accumulated other comprehensive income. No material amounts have been recognized in earnings related to our interest rate hedges.
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
     The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, loss positions outstanding related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts. Our policy is to offset the liabilities represented by these contracts with any cash collateral paid to the counterparties. The table below reflects a summary of our collateral balances as of March 31, 2009 and December 31, 2008 (in millions).

	As of
	March 31,	December 31,
	2009	2008
Fuel derivatives
Cash collateral posted to counterparty offsetting hedge liability	$63	$117
Cash collateral posted for settled fuel contracts in current liabilities	14	21

Interest rate derivatives
Cash collateral posted to counterparty offsetting hedge liability	$15	$11
     The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements. The fair value of those contracts not designated as cash flow hedges under SFAS 133 was not material at either December 31, 2008 or March 31, 2009.

	As of
	March 31,	December 31,
	2009	2008
Fuel derivatives
Asset fair value recorded in current investment securities	$—	$—
Liability fair value recorded in other current liabilities (1)	28	35
Liability fair value of de-designated hedges recorded in other current liabilities (1)(2)	49	93
Longest remaining term (months)	9	12
Hedged volume (barrels, in thousands)	630	870

Interest rate derivatives
Liability fair value recorded in other long term liabilities (1)	15	11

	Three Months Ended March 31,
	2009	2008
Fuel derivatives
Hedge effectiveness gains (losses) recognized in aircraft fuel expense	$(56)	$25
Hedge ineffectiveness gains (losses) recognized in other income (expense)	*	*
Gains (losses) of derivatives not qualifying for hedge accounting recognized in other income (expense)	*	—
Hedge gains (losses) of derivatives recognized in comprehensive income, (see Note 4)	(3)	30
Percentage of actual consumption economically hedged	9%	35%

Interest rate derivatives
Hedge gains (losses) of derivatives recognized in comprehensive income, (see Note 4)	(5)	(3)

(1)	Gross liability, prior to impact of collateral posted

(2)	Includes the fair value of our reverse swap sales contracts that were entered into in order to effectively exit our original swap contracts. The value of these contracts was $26 million and $44 million as of March 31, 2009 and December 31, 2008, respectively.

*	Amount considered not material
     We are currently revising our fuel hedging program. During the three months ended March 31, 2009, we only entered into basis swaps, the fair value for which was immaterial and which we have not designated as cash flow hedges for accounting purposes.
Note 9 — Fair Value of Financial Instruments
     Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157 requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:
     Level 1 quoted prices in active markets for identical assets or liabilities;
     Level 2 quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or
     Level 3 unobservable inputs, such as discounted cash flow models or valuations.
     The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2009 (in millions).

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$626	$—	$—	$626
Restricted cash	142	—	—	142
Auction rate securities (ARS)	—	—	207	207
Put option related to ARS	—	—	14	14

	$768	$—	$221	$989

Liabilities
Aircraft fuel derivatives	$—	$77	$—	$77
Interest rate swap	—	—	15	15

	$—	$77	$15	$92

     The following tables reflect the activity for the major classes of our assets and liabilities measured at fair value using level 3 inputs (in millions) for the three months ended March 31, 2009:

	Auction Rate	Put Option	Interest Rate
	Securities	related to ARS	Swaps	Total
Balance as of December 31, 2008	$244	$14	$(10)	$248
Transfers in	—	—	—	—
Total gains or (losses), realized or unrealized
Included in earnings	(8)	—	—	(8)
Included in comprehensive income	—	—	(5)	(5)
Purchases, issuances and settlements, net	(29)	—	—	(29)

Balance as of March 31, 2009	$207	$14	$(15)	$206

     Cash and cash equivalents: Our cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as level 1 within our fair value hierarchy.
     Auction rate securities: At March 31, 2009, the fair values of our auction rate securities, or ARS, all of which are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government), were estimated through discounted cash flow models. Since these inputs were not observable, they are classified as level 3 inputs. For the three months ended March 31, 2009, we recorded an unrealized holding loss on our ARS of $8 million, based on the current fair value. We classify our ARS as trading securities and therefore measure at each reporting period with the resulting loss recognized in earnings. Our discounted cash flow analysis considered, among other things, the quality of the underlying collateral, the credit rating of the issuers, an estimate of when these securities are either expected to have a successful auction or otherwise return to par value and expected interest income to be received over this period. Because of the inherent subjectivity in valuing these securities, we also considered independent valuations obtained for each of our ARS as of March 31, 2009 in estimating their fair values. In February 2009, we sold certain ARS for $29 million, an amount which approximated their fair value as of December 31, 2008. The proceeds of these sales were used to reduce our line(s) of credit.

     Put option related to ARS: We have elected to apply the fair value option under SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, to UBS’s agreement to repurchase, at par, ARS brokered by them. The $14 million fair value of this put option is included in other long term assets in our consolidated balance sheets with the resultant loss included in other income/expense. The change in fair value during the three months ended March 31, 2009 was insignificant. The fair value of the put is determined by comparing the fair value of the related ARS, as described above, to their par values and also considers the credit risk associated with UBS. This put option will be adjusted on each balance sheet date based on its then fair value. The fair value of the put option is based on unobservable inputs and is therefore classified as level 3 in the hierarchy.
     Interest Rate Swaps: The fair values of our interest rate swaps are initially based on inputs received from the counterparty. These values were corroborated by adjusting the active swap indications in quoted markets for similar terms (6 — 8 years) for the specific terms within our swap agreements. Since some of these inputs were not observable, they are classified as level 3 inputs in the hierarchy.
     Aircraft fuel derivatives: Our heating oil swaps and heating oil collars are not traded on public exchanges. Their fair values are determined based on inputs that are readily available from public markets; therefore, they are classified as level 2 inputs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Outlook
     The global economy continued to weaken throughout the first quarter of 2009, which has resulted in a softening in demand for domestic leisure and business air travel. The industry has become increasingly aggressive with fare sales, which adds to an already challenging pricing environment. Increased volatility and continued economic declines could have a negative impact on our business, and therefore we continue to monitor closely consumer demand in order to appropriately respond to changing environments. The response of domestic airlines, including us, has been to cut capacity. Recently the Federal Aviation Administration, or FAA, released projections that 2009 domestic airlines would see a 9% reduction in passengers. In response to the uncertain economic conditions, we continue to focus on cost discipline, careful management of our fleet, and taking a prudent approach to capacity.
     Declining fuel prices have helped to offset the weaker demand environment. In the fourth quarter of 2008, we revised our fuel hedge program and effectively exited a majority of our 2009 hedges and prepaid our liability portion. As a result, we benefitted from the lower fuel prices throughout the first quarter. We will continue to closely monitor fuel prices and to take a prudent approach to fuel hedging.
     During the first quarter, we sold two of our aircraft immediately after their delivery to us from their manufacturer. We currently expect our operating aircraft to consist of 109 Airbus A320 aircraft and 41 EMBRAER 190 aircraft at the end of 2009. We expect to return one aircraft upon its lease expiration later in 2009. We have one of the youngest and most fuel efficient fleets in the industry, with an average age of 3.7 years, which we believe gives us a competitive advantage.
     We are growing our route network through the Caribbean and Latin America, markets which have historically matured more quickly and generate higher revenue than mainland flights of a comparable distance. By the end of 2009, we expect to have approximately 20% of our capacity in the Caribbean and Latin America. We commenced service to Bogota, Colombia in January 2009 and San Jose, Costa Rica in March 2009 and have announced plans to begin service to Montego Bay, Jamaica in May 2009. We have also recently applied for government approval to begin service to Barbados beginning in October 2009. In addition, we have announced our plans to begin service to Los Angeles, CA beginning in June 2009 and from Boston, MA to Baltimore, MD in September 2009. With the addition of this service, we will strengthen our position as the largest carrier at Boston’s Logan International Airport in terms of destinations served.
     Airlines serving the New York metropolitan area continue to face operational challenges. In an effort to try to reduce delays and modernize, the FAA and the Port Authority of New York and New Jersey, or PANYNJ, will be undertaking major construction work at John F. Kennedy International Airport, or JFK, including two major runway closures, one in April 2009 and one from March through June 2010. While, ultimately, we believe the results of this project will help to alleviate some of the challenges of operating at JFK, during these runway closures, our operations may be adversely impacted.
     We expect our full-year operating capacity to remain relatively flat, with growth between negative 1% to positive 1% over 2008 with the net addition of two Airbus A320 aircraft and six EMBRAER 190 aircraft to our operating fleet. We expect that the EMBRAER 190 aircraft will represent approximately 14% of our total 2009 operating capacity. Assuming fuel prices of $1.90 per gallon, net of effective hedges, our cost per available seat mile for 2009 is expected to decrease 8% to 10% over 2008. We expect our full year operating margin to be between 11% and 13% and our pre-tax margin to be between 4% and 6%.
Results of Operations
     Our operating revenue per available seat mile for the quarter increased 3% over the same period in 2008. Our average fares for the quarter decreased 2% over 2008 to $133.39, while our load factor declined 2.2 points to 76.0% from a year ago. Our on-time performance, defined by the DOT, as arrival within 14 minutes of schedule, was 78.3% in the first quarter of 2009 compared to 71.8% for the same period in 2008, while our completion factor was 98.7% and 98.4% in 2009 and 2008, respectively.
Three Months Ended March 31, 2009 and 2008
     We reported net income of $12 million for the three months ended March 31, 2009, compared to a net loss of $10 million for the three months ended March 31, 2008. Diluted earnings per share were $0.05 for the first quarter of 2009 compared to diluted loss per share of $0.05 for 2008. Our operating income for the three months ended March 31, 2009 was $73 million compared to $17 million for the same period last year, and our pre-tax margin increased 4.4 points from 2008.
     Operating Revenues. Operating revenues decreased 3%, or $23 million, over the same period in 2008 primarily due to a 6%, or $42 million, decrease in passenger revenues. The decrease in passenger revenues was largely attributable to a 5% decrease in capacity offset by a 2% increase in yield over the first quarter of 2008 and the addition of our Even More Legroom optional upgrade product, which we introduced in mid-2008. Additionally, the shift of the Easter holiday from March to April in 2009 had an impact on our first quarter results more so than other airlines due to our strong leisure travel market.
     Other revenue increased 29%, or $19 million, primarily due to higher change fee and excess baggage revenue resulting from increased change fee rates and the introduction of the second checked bag fee in the second quarter of 2008. Other revenue also increased due to additional LiveTV third party revenues, concessions at JFK airport, and rental income.
     Operating Expenses. Operating expenses decreased 10%, or $79 million, over the same period in 2008, primarily due to lower fuel prices. Operating capacity decreased 5% to 7.94 billion available seat miles. Operating expenses per available seat mile decreased 5% to 9.06 cents for the three months ended March 31, 2009. Excluding fuel, our cost per available seat mile for the three months ended March 31, 2009 was 9% higher compared to the same period in 2008. In detail, operating costs per available seat mile were as follows (percent changes are based on unrounded numbers):

	Three Months Ended
	March 31,		Percent
	2009	2008	Change
	(in cents)
Operating expenses:
Aircraft fuel	2.70	3.67	(26.5)%
Salaries, wages and benefits	2.33	2.12	10.2%
Landing fees and other rents	.63	.61	4.0%
Depreciation and amortization	.69	.53	28.7%
Aircraft rent	.40	.38	5.0%
Sales and marketing	.46	.47	(1.9)%
Maintenance materials and repairs	.47	.39	18.7%
Other operating expenses	1.38	1.34	3.2%

Total operating expenses	9.06	9.51	(4.8)%

     Aircraft fuel expense decreased 30%, or $94 million, due to a 26% decrease in average fuel cost per gallon, or $75 million after the impact of fuel hedging, and a decrease of seven million gallons of aircraft fuel consumed, resulting in $19 million less in fuel expense. Our average fuel cost per gallon was $1.96 for the first quarter of 2009 compared to $2.65 for the first quarter of 2008. Cost per available seat mile decreased 27% primarily due to the decrease in fuel price.

     Salaries, wages and benefits increased 4%, or $7 million, primarily due to a 6% increase in average wages per full-time equivalent. Cost per available seat mile increased 10% primarily due to inefficiencies associated with reductions in capacity.
     Landing fees and other rents decreased 2%, or $1 million, due to lower airport rental rates offset by a slight increase in landing fee rates and a 1% increase in departures over 2008. Cost per available seat mile increased 4% due to rate changes and overall lower capacity.
     Depreciation and amortization increased 22%, or $10 million, primarily due to $5 million in depreciation associated with Terminal 5 and having on average more owned and capital leased aircraft in 2009. Cost per available seat mile increased 29% due to increased depreciation and amortization.
     Aircraft rent decreased 1%, remaining relatively flat. Cost per available seat mile increased 5% when compared to the same period in 2008, as a result of the year over year capacity reduction.
     Sales and marketing expense decreased 7%, or $2 million, due to $1 million in lower credit card fees resulting from decreased passenger revenues and $1 million in lower advertising costs. The majority of our sales are booked through a combination of our website and our own reservation agents (76% and 10% in the first quarter of 2009, respectively). On a cost per available seat mile basis, sales and marketing expense increased 2% primarily due to the reduction in capacity.
     Maintenance, materials, and repairs increased 12%, or $4 million, due to an average of six additional average operating aircraft in 2009, compared to the same period in 2008. Cost per available seat mile increased 19% primarily due to the gradual aging of our fleet, which results in the need for additional repairs over time. Maintenance expense is expected to increase significantly as our fleet ages.
     Other operating expenses decreased 2%, or $3 million, primarily due to taxes associated with the decrease in fuel price. Other operating expenses include $1 million in gains on sales of aircraft in 2009, compared with no gain in 2008. The decrease was offset by $3 million in higher costs associated with a colder winter. Cost per available seat mile increased 3% primarily due to the reduction in capacity.
     Other Income (Expense). Interest expense decreased 16%, or $10 million, primarily due to lower interest rates. Capitalized interest in 2008 included $9 million associated with the construction of our new terminal at JFK, which is no longer being capitalized and accounts for a majority of the decrease of $12 million.
     Interest income and other decreased 153%, or $18 million, primarily due to $8 million in valuation adjustments related to our auction rate securities. Interest rates earned on investments were also lower, as were our average cash and investment balances, resulting in $9 million lower interest income. While accounting ineffectiveness on our crude and heating oil derivatives instruments classified as cash flow hedges in 2008 and 2009 was immaterial, we are unable to predict what the amount of ineffectiveness will be related to these instruments, or the potential loss of hedge accounting, which is determined on a derivative-by-derivative basis, due to the volatility in the forward markets for these commodities.

     The following table sets forth our operating statistics for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,		Percent
	2009	2008	Change
Operating Statistics:
Revenue passengers (thousands)	5,291	5,518		(4.1)
Revenue passenger miles (millions)	6,040	6,563		(8.0)
Available seat miles (ASMs) (millions)	7,942	8,395		(5.4)
Load factor	76.0%	78.2%	(2.2	) pts.
Breakeven load factor (1)	75.6%	82.2%	(6.6	) pts.
Aircraft utilization (hours per day)	12.0	12.9		(7.2)

Average fare	$133.39	$135.64		(1.7)
Yield per passenger mile (cents)	11.69	11.40		2.5
Passenger revenue per ASM (cents)	8.89	8.92		(0.3)
Operating revenue per ASM (cents)	9.98	9.72		2.7
Operating expense per ASM (cents)	9.06	9.51		(4.8)
Operating expense per ASM, excluding fuel (cents)	6.36	5.84		8.9
Airline operating expense per ASM (cents) (1)	8.83	9.37		(5.8)

Departures	53,014	52,265		1.4
Average stage length (miles)	1,064	1,131		(5.9)
Average number of operating aircraft during period	142.3	136.3		4.4
Average fuel cost per gallon	$1.96	$2.65		(25.9)
Fuel gallons consumed (millions)	109	117		(6.1)
Percent of sales through jetblue.com during period	76.0%	76.7%	(0.7	) pts.
Full-time equivalent employees at period end (1)	10,047	10,165		(1.2)

(1)	Excludes operating expenses and employees of LiveTV, LLC, which are unrelated to our airline operations.
Liquidity and Capital Resources
     At March 31, 2009, we had unrestricted cash and cash equivalents of $634 million compared to cash and cash equivalents of $561 million at December 31, 2008. Cash flows from operating activities were $124 million for the three months ended March 31, 2009 compared to $49 million for the three months ended March 31, 2008. The increase in operating cash flows includes the impact of the 26% lower price of fuel in 2009 compared to 2008. We rely primarily on operating cash flows to provide working capital. At March 31, 2009, we had one short-term borrowing facility for certain aircraft predelivery deposits and two lines of credit totaling $136 million, which lines of credit are secured by all of our auction rate securities.
     Investing Activities. During the three months ended March 31, 2009, capital expenditures related to our purchase of flight equipment included expenditures of $200 million for 7 aircraft and 1 spare engine, $7 million for flight equipment deposits and $4 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $3 million. Proceeds from the sale of two aircraft were $58 million. Investing activities also included $29 million in proceeds from the sale of certain auction rate securities.
     During the three months ended March 31, 2008, capital expenditures related to our purchase of flight equipment included expenditures of $181 million for six aircraft and one spare engine, $30 million for flight equipment deposits and $3 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $16 million. Net cash provided by the purchase and sale of available-for-sale securities was $316 million. Investing activities also included $15 million in deposits received related to our scheduled aircraft sales.
     Financing Activities. Financing activities for the three months ended March 31, 2009 consisted of (1) our issuance of $47 million in fixed equipment notes to banks and $102 million in floating rate equipment notes to banks secured by three Airbus A320 and two EMBRAER 190 aircraft, (2) paying down $38 million on our lines of credit collateralized by our ARS, (3) scheduled maturities of $32 million of debt and capital lease obligations, and (4) reimbursement of construction costs incurred for Terminal 5 of $15 million.
     We currently have an automatic shelf registration statement on file with the SEC relating to our sale, from time to time, of one or more public offerings of debt securities, pass-through certificates, common stock, preferred stock and/or other securities. The net proceeds of any securities we sell under this registration statement may be used to fund working capital and capital expenditures, including the purchase of aircraft and construction of facilities on or near airports. Through March 31, 2009, we had issued a total of $635 million in securities under this registration statement.
     Financing activities for the three months ended March 31, 2008 consisted of (1) the issuance of approximately 42.6 million shares of common stock, representing approximately 19% of our then total outstanding shares of common stock, to Deutsche Lufthansa AG for approximately $301 million, net of transaction costs, (2) the sale-leaseback over 18 years of one EMBRAER 190 aircraft for $26 million by a U.S. leasing institution, (3) our issuance of $102 million in 12-year floating rate equipment notes to European banks secured by three Airbus A320 aircraft, (4) our issuance of $45 million in 12-year floating rate equipments notes to European banks secured by two EMBRAER 190 aircraft, (5) scheduled maturities of $97 million of debt and capital lease obligations, and (6) reimbursement of construction costs incurred for our new terminal at JFK of $41 million.
     Working Capital. We had a working capital deficit of $35 million and $119 million at March 31, 2009 and December 31, 2008, respectively. A working capital deficit is customary for airlines since air traffic liability is classified as a current liability. Our working capital includes the fair value of our fuel hedge derivatives, which was a liability of $77 million and $128 million at March 31, 2009 and December 31, 2008, respectively.
     At December 31, 2008, we had $244 million invested in ARS, which were included in long-term investments. As a result of the continued illiquidity in the market for auction rate securities and the related auction failures, we have recorded an unrealized holding loss of $8 million through income related to the ARS we hold, bringing the carrying value at March 31, 2009 to $207 million. Since we are unable to predict when liquidity will return to the ARS market, or whether issuers will call their securities, we classified all of our ARS as long term investments to match the contractual maturities of the underlying securities and the assumptions used to estimate their fair values at March 31, 2009. We do not presently believe we are at risk of default for our ARS due to the nature and guarantees of the underlying collateral; however, we will continue to evaluate the market factors in subsequent periods. In February 2009, we sold certain ARS for $29 million, an amount which approximated their fair value as of December 31, 2008. The proceeds of these sales were used to reduce our line of credit.
     We expect to meet our obligations as they become due through available cash, investment securities and internally generated funds, supplemented as necessary by debt and/or equity financings. We expect to generate positive working capital through our operations. Assuming that we utilize the predelivery short-term borrowing facility available to us as well as our ARS collateralized lines of credit, we believe that our working capital will be sufficient to meet our cash requirements for at least the next 12 months. However, we cannot predict what the effect on our business might be from the extremely competitive environment we are operating in or from events that are beyond our control, such as volatile fuel prices, the economic recession, the global credit and liquidity crisis, weather-related disruptions, the impact of airline bankruptcies or consolidations, U.S. military actions or acts of terrorism.
Contractual Obligations
     Our noncancelable contractual obligations at March 31, 2009, include the following (in millions):

	Payments due in
	Total	2009	2010	2011	2012	2013	Thereafter
Long-term debt and capital lease obligations (1)	$4,103	$229	$534	$297	$290	$479	$2,274
Lease commitments	1,961	168	203	188	168	139	1,095
Flight equipment obligations	4,685	130	215	470	1,010	960	1,900
Short-term borrowings	84	10	74	—	—	—	—
Financing obligations and other (2)	3,635	139	153	157	191	206	2,789

Total	$14,468	$676	$1,179	$1,112	$1,659	$1,784	$8,058

(1)	Includes actual interest and estimated interest for floating-rate debt based on March 31, 2009 rates.

(2)	Amounts include noncancelable commitments for the purchase of goods and services.
     There have been no material changes in the terms of our debt instruments from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources included in our 2008 Form 10-K. We are not subject to any financial covenants in any of our debt obligations, except for the requirement to maintain $300 million in cash and cash equivalents related to our line of credit agreement with Citigroup Global Markets collateralized by our ARS entered into in July 2008, as refinanced in April 2009. We have $114 million of restricted cash pledged under standby letters of credit related to certain of our leases, credit card processors and other business partners.
     As of March 31, 2009, we operated a fleet of 110 Airbus A320 aircraft and 37 EMBRAER 190 aircraft, of which 88 were owned, 55 were leased under operating leases and 4 were leased under capital leases. The average age of our operating fleet was 3.7 years at March 31, 2009. In February 2009, we amended our EMBRAER purchase agreement, cancelling the exercise of two options originally scheduled for delivery in 2015. Additionally, in March 2009, we deferred delivery of 3 aircraft originally scheduled for delivery in 2010 to 2012. As of March 31, 2009, we had on order 55 Airbus A320 aircraft and 64 EMBRAER 190 aircraft, with options to acquire 21 additional Airbus A320 aircraft and 83 additional EMBRAER 190 aircraft as follows:

	Firm			Option
	Airbus	EMBRAER		Airbus	EMBRAER
Year	A320	190	Total	A320	190	Total
Remainder of 2009	—	4	4	—	—	—
2010	3	—	3	—	5	5
2011	5	4	9	2	11	13
2012	13	13	26	4	12	16
2013	13	12	25	7	14	21
2014	12	12	24	4	21	25
2015	9	9	18	4	20	24
2016	—	10	10	—	—	—

	55	64	119	21	83	104

     Committed expenditures for our 119 firm aircraft and 20 spare engines include estimated amounts for contractual price escalations and predelivery deposits. Debt financing has been arranged for all of our remaining aircraft deliveries scheduled for 2009. Although we believe that debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot give assurance that we will be able to secure financing on terms attractive to us, if at all, which may require us to modify our aircraft acquisition plans. Capital expenditures for facility improvements, spare parts, and ground purchases are expected to be approximately $130 million for the remainder of 2009.
     In November 2005, we executed a 30-year lease agreement with The Port Authority of New York and New Jersey, or the PANYNJ, for the construction and operation of a new terminal at JFK, which we began to operate in October 2008. For financial reporting purposes only, this lease is being accounted for as a financing obligation because we do not believe we qualify for sale-leaseback accounting due to our continuing involvement in the property following the construction period. JetBlue has committed to rental payments under the lease, including ground rents for the new terminal site, which began on lease execution and are included as part of lease commitments in the contractual obligations table above. Facility rents commenced upon the date of our beneficial occupancy of the new terminal and are included as part of “financing obligations and other” in the contractual obligations table above.
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
     We utilize a policy provider to provide credit support on the Class G-1 and Class G-2 certificates. The policy provider has unconditionally guaranteed the payment of interest on the certificates when due and the payment of principal on the certificates no later than 18 months after the final expected regular distribution date. The policy provider is MBIA Insurance Corporation (a subsidiary of MBIA, Inc.). Financial information for the parent company of the policy provider is available at the SEC’s website at http://www.sec.gov or at the SEC’s public reference room at 100 F Street N.E., Washington, D.C.
     We have also made certain guarantees and indemnities to other unrelated parties that are not reflected on our balance sheet, which we believe will not have a significant impact on our results of operations, financial condition or cash flows. We have no other off-balance sheet arrangements.
Critical Accounting Policies and Estimates
     There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates included in our 2008 Form 10-K.
New Accounting Standards
     Effective January 1, 2009, we adopted the provisions of FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which applies to all convertible debt instruments that have a “net settlement feature”; that is, by their terms, they may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We have retrospectively applied this change in accounting to affected accounts for all periods presented.
     Since our 3.75% convertible unsecured debentures due 2035, or 3.75% Debentures, have an option to be settled in cash, they qualify for treatment under this new accounting standard. Our effective borrowing rate for nonconvertible debt at the time of issuance of the 3.75% Debentures was estimated to be 9%, which resulted in $52 million of the $250 million aggregate principal amount of debentures issued, or $31 million after taxes, being attributable to equity. This treatment resulted in $10 million and $11 million higher interest expense in 2008 and 2007, respectively. As of December 31, 2008, there was $10 million of the initial $52 million debt discount which remained unamortized. We recognized $2 million and $3 million of additional interest expense in each of the three months ended March 31, 2009 and 2008, respectively.

Other Information
     Organizational Changes. On April 16, 2009, Russell Chew, our President and Chief Operating Officer since 2007, announced that he would be resigning as an officer effective June 1, 2009. Mr. Chew will continue to serve the Company in an advisory position until April 30, 2010 to assist with the smooth transition of the Company’s operational leadership responsibilities. Upon the effective date of Mr. Chew’s resignation, Mr. David Barger, the Company’s Chief Executive Officer, will serve as the Company’s President. Mr. Robert Maruster, the Company’s Senior Vice President, Customer Services, has been promoted to Chief Operating Officer, such promotion to be effective on June 1, 2009. Mr. Barger will continue to serve as the Company’s Chief Executive Officer.
     Forward-Looking Information. This report contains forward-looking statements relating to future events and our future performance, including, without limitation, statements regarding financial forecasts or projections, our expectations, beliefs, intentions or future strategies, that are signified by the words ''expects’’, ''anticipates’’, ''intends’’, ''believes’’, ''plans’’ or similar language. Our actual results and the timing of certain events could differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date of this report. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change prior to the end of each quarter or year. Although these expectations may change, we may not inform you if they do.
     Forward-looking statements involve risks, uncertainties and assumptions and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including without limitation, our extremely competitive industry; volatility in financial and credit markets which could affect our ability to obtain debt and/or lease financing or to raise funds through debt or equity issuances; increases in fuel prices, maintenance costs and interest rates; our ability to profitably implement our growth strategy, including the ability to operate reliably the EMBRAER 190 aircraft and our new terminal at JFK; our significant fixed obligations; our ability to attract and retain qualified personnel and maintain our culture as we grow; our reliance on high daily aircraft utilization; our dependence on the New York metropolitan market; our reliance on automated systems and technology; our subjectivity to potential unionization; our reliance on a limited number of suppliers; changes in or additional government regulation; changes in our industry due to other airlines’ financial condition; a continuance of the economic recessionary conditions in the U.S. or a further economic downturn leading to a continuing or accelerated decrease in demand for domestic and business air travel; and external geopolitical events and conditions.
     Additional information concerning these and other factors is contained in our SEC filings, including but not limited to, our 2008 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     There have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2008 Form 10-K, except as follows:
     Aircraft Fuel. As of March 31, 2009, we had hedged approximately 8% of our expected remaining 2009 fuel requirements using heating oil collars. Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the March 31, 2009, cost per gallon of fuel, including the effects of our fuel hedges. Based on our projected twelve month fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $65 million, compared to an estimated $148 million for 2008 measured as of March 31, 2008. See Note 8 to our unaudited condensed consolidated financial statements for additional information.
     Fixed Rate Debt. On March 31, 2009, our $293 million aggregate principal amount of convertible debt had an estimated fair value of $266 million, based on quoted market prices.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2009.
Remediation of Material Weakness in Internal Control
     As reported in our 2008 Form 10-K, we did not maintain effective controls to timely monitor and review the performance of our physical inventory observations and/or cycle counting procedures including a programming error that caused certain inventory items to be undervalued, resulting in errors in the recorded inventory balances. During the quarter ended March 31, 2009, we reinstated enhanced routine cycle count procedures, performed related training to staff to ensure these procedures are properly performed, and corrected the inherent programming error within our inventory management system to ensure inventory items are properly valued.
     We believe we have taken the steps necessary to remediate this material weakness; however, we cannot confirm the effectiveness of our enhanced internal controls until we have conducted sufficient testing, expected to be completed by June 30, 2009. Accordingly, we will continue to monitor vigorously the effectiveness of these processes, procedures and controls, and will make any further changes as management determines appropriate.
Changes in Internal Control Over Financial Reporting
     Other than as expressly noted above in this Item 4, there were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
     The following is an update to Item 1A — Risk Factors contained in our 2008 Form 10-K. For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to our 2008 Form 10-K.
     Our business is highly dependent on the New York metropolitan market and increases in competition or congestion or a reduction in demand for air travel in this market, or our inability to operate reliably out of our new terminal at JFK, or governmental reduction of our operating capacity at JFK, would harm our business.
     We are highly dependent on the New York metropolitan market where we maintain a large presence with approximately two-thirds of our daily flights having JFK, LaGuardia, Newark, Westchester County Airport or Newburgh’s Stewart International Airport as either their origin or destination. We have experienced an increase in flight delays and cancellations at JFK due to airport congestion, which has adversely affected our operating performance and results of operations. Our business could be further harmed by an increase in the amount of direct competition we face in the New York metropolitan market or by continued or increased congestion, delays or cancellations. Our business would also be harmed by any circumstances causing a reduction in demand for air transportation in the New York metropolitan area, such as adverse changes in local economic conditions, negative public perception of New York City, terrorist attacks or significant price increases linked to increases in airport access costs and fees imposed on passengers.
     In an effort to try to reduce delays and modernize the airport, the FAA and the Port Authority of New York and New Jersey, or PANYNJ, will be undertaking major construction work at JFK. Their plans include the creation of new taxiways and holding pads, runway widening and rehabilitation, as well as the installation of new ground radar, lighting and other navigation equipment. Most significantly, the project will include two major runway closures, one in April 2009 and one from March through June 2010. While we believe the results of this project may ultimately help to alleviate some of the challenges of operating at JFK, our operations may be adversely impacted during these runway closures.
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

JETBLUE AIRWAYS CORPORATION (Registrant)
Date: April 28, 2009	By:	/s/ EDWARD BARNES
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit
10.3(q)*	Side Letter No. 26 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated January 27, 2009.

10.17(f)*	Amendment No. 6 to Purchase Agreement DCT-025/2003, dated as of February 17, 2009, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation.

10.18(g)*	Amendment No. 7 to Letter Agreement DCT-026/2003, dated as of February 17, 2009, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32	Certification Pursuant to Section 1350, furnished herewith.

*	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the SEC.