Form 10-Q
period 2009-06-30
JETBLUE AIRWAYS CORP
filed 2009-07-28
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☑
As of June 30, 2009, there were 300,117,563 shares of the registrant’s common stock, par value $.01, outstanding.

JetBlue Airways Corporation
FORM 10-Q
INDEX

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30,	December 31,
	2009	2008
		(as adjusted,
	(unaudited)	Note 3)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$880	$561
Investment securities and derivative assets	11	10
Receivables, less allowance	96	86
Restricted cash	78	78
Prepaid expenses and other	196	227

Total current assets	1,261	962

PROPERTY AND EQUIPMENT
Flight equipment	4,161	3,832
Predelivery deposits for flight equipment	129	163

	4,290	3,995
Less accumulated depreciation	470	406

	3,820	3,589

Other property and equipment	494	487
Less accumulated depreciation	150	134

	344	353

Assets constructed for others	538	533
Less accumulated depreciation	15	5

	523	528

Total property and equipment	4,687	4,470

OTHER ASSETS
Investment securities	217	244
Restricted cash	62	69
Other	283	275

Total other assets	562	588

TOTAL ASSETS	$6,510	$6,020

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30,	December 31,
	2009	2008
		(as adjusted,
	(unaudited)	Note 3)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$99	$144
Air traffic liability	460	445
Accrued salaries, wages and benefits	106	107
Other accrued liabilities	118	113
Short-term borrowings	10	120
Current maturities of long-term debt and capital leases	335	152

Total current liabilities	1,128	1,081

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	3,063	2,872

CONSTRUCTION OBLIGATION	517	512

DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	221	197
Other	97	92

	318	289

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 500,000,000 shares authorized, 317,200,060 and 288,633,882 shares issued and 300,117,563 and 271,763,139 outstanding in 2009 and 2008, respectively	3	3
Treasury stock, at cost; 17,082,497 and 16,878,876 shares in 2009 and 2008, respectively	(1)	—
Additional paid-in capital	1,409	1,287
Retained earnings	92	60
Accumulated other comprehensive income (loss)	(19)	(84)

Total stockholders’ equity	1,484	1,266

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,510	$6,020

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(as adjusted,		(as adjusted,
		Note 3)		Note 3)
OPERATING REVENUES
Passenger	$721	$779	$1,427	$1,527
Other	86	80	173	148

Total operating revenues	807	859	1,600	1,675

OPERATING EXPENSES
Aircraft fuel	227	370	441	678
Salaries, wages and benefits	192	168	377	346
Landing fees and other rents	54	49	104	100
Depreciation and amortization	56	46	111	91
Aircraft rent	32	32	64	64
Sales and marketing	38	42	75	80
Maintenance materials and repairs	34	32	71	65
Other operating expenses	98	99	208	213

Total operating expenses	731	838	1,451	1,637

OPERATING INCOME	76	21	149	38

OTHER INCOME (EXPENSE)
Interest expense	(49)	(56)	(98)	(115)
Capitalized interest	2	14	4	28
Interest income and other	7	8	1	20

Total other income (expense)	(40)	(34)	(93)	(67)

INCOME (LOSS) BEFORE INCOME TAXES	36	(13)	56	(29)

Income tax (benefit) expense	16	(4)	24	(10)

NET INCOME (LOSS)	$20	$(9)	$32	$(19)

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.08	$(0.04)	$0.13	$(0.08)

Diluted	$0.07	$(0.04)	$0.11	$(0.08)

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six months ended
	June 30,
	2009	2008
		(as adjusted,
		Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$32	$(19)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	24	(10)
Depreciation	90	84
Amortization	24	10
Stock-based compensation	8	6
Collateral returned for derivative instruments	109	—
Changes in certain operating assets and liabilities	(55)	48
Other, net	(7)	(14)

Net cash provided by operating activities	225	105

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(342)	(376)
Predelivery deposits for flight equipment	(15)	(42)
Proceeds from the sale of flight equipment	58	133
Assets constructed for others	(22)	(74)
Sale of auction rate securities	29	—
Purchase of available-for-sale securities	—	(69)
Sale of available-for-sale securities	—	388
Other, net	(4)	(59)

Net cash provided by investing activities	(296)	(99)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	116	316
Issuance of long-term debt	446	476
Aircraft sale and leaseback transactions	—	26
Short-term borrowings and lines of credit	13	17
Construction obligation	25	73
Repayment of long-term debt and capital lease obligations	(77)	(210)
Repayment of short-term borrowings and lines of credit	(120)	(30)
Other, net	(13)	(18)

Net cash provided by financing activities	390	650

INCREASE IN CASH AND CASH EQUIVALENTS	319	656

Cash and cash equivalents at beginning of period	561	190

Cash and cash equivalents at end of period	$880	$846

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Note 1 — Summary of Significant Accounting Policies
     Basis of Presentation: Our condensed consolidated financial statements include the accounts of JetBlue Airways Corporation and our subsidiaries, collectively “we” or the “Company”, with all intercompany transactions and balances having been eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with our 2008 audited financial statements included in our Current Report on Form 8-K filed on June 1, 2009, or our 2008 Annual Report.
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
     Property and Equipment: Effective January 1, 2009, we adjusted the estimated useful lives for our in-flight entertainment systems from 12 years to 7 years, which we estimate will result in approximately $4 million of additional depreciation expense and an estimated $0.01 reduction in diluted earnings per share in 2009.
     New Accounting Pronouncements: Effective January 1, 2009, we adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which applies to all convertible debt instruments that have a “net settlement feature”, which means instruments that by their terms may be settled either wholly or partially in cash upon conversion. Under FSP APB 14-1, the liability and equity components of convertible debt instruments that may be settled wholly or partially in cash upon conversion must be accounted for separately in a manner reflective of their issuer’s nonconvertible debt borrowing rate. Previous guidance provided accounting for this type of convertible debt instrument entirely as debt. We have retrospectively applied this change in accounting to affected accounts for all periods presented. Refer to Note 3 for more information. Also refer to our Current Report on Form 8-K filed on June 1, 2009, which updated our financial information for 2008, 2007, and 2006 as a result of our adoption.
In April 2009, the Financial Accounting Standards Board, or FASB, issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends FASB Statement No, or SFAS, 107, Disclosures about Fair Value of Financial Instruments, or SFAS 107, to require an entity to provide interim disclosures about the fair value of all financial instruments within the scope of SFAS 107 and to include disclosures related to the methods and significant assumptions used in estimating those instruments. This FSP is effective for interim and annual periods ending after June 15, 2009. We have included these additional disclosures in Note 3.
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not

Orderly, or FSP FAS 157-4, which amends SFAS 157, Fair Value Measurements, to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. Additionally, FSP FAS 157-4 requires additional disclosures regarding fair value in interim and annual reports. This FSP is effective for interim and annual periods ending after June 15, 2009. We have included these additional disclosures in Note 9.
In May 2009, the FASB issued SFAS 165, Subsequent Events, or SFAS 165, which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. SFAS 165 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, SFAS 165 requires disclosure of the date through which subsequent events were evaluated. SFAS 165 is effective for interim and annual periods after June 15, 2009. We have adopted SFAS 165 for the quarter ended June 30, 2009, and have evaluated subsequent events through July 28, 2009.
In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets, or SFAS 166, and SFAS 167, Amendments to FASB Interpretation No. 46 (R), or SFAS 167, changing the accounting for securitizations and special-purpose entities. SFAS 166 enhances disclosure requirements related to the transfers of financial assets, including securitization transactions, and the continuing risk exposures related to transferred financial assets. The concept of a “qualifying special-purpose entity” is eliminated and the requirements for derecognizing financial assets have been modified. SFAS 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and modifies the criteria which determine whether an entity should be consolidated. SFAS 167 enhances the disclosure requirements related to an entity’s involvement with variable interest entities and any changes to the related risk exposure. Both SFAS 166 and SFAS 167 will be effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact the adoption of these standards will have on our financial statements and related disclosures.
In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, or SFAS 168, which establishes the FASB Accounting Standards CodificationTM, or Codification, which supersedes all existing accounting standard documents and will become the single source of authoritative non-governmental U.S. GAAP. All other accounting literature not included in the Codification will be considered non-authoritative. The Codification was implemented on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009. We expect to conform our financial statements and related Notes to the new Codification for the quarter ended September 30, 2009.
In June 2009, the Emerging Issues Task Force of the FASB, or EITF, reached final consensus on Issue 09-1, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance, or Issue 09-1, which changes the accounting for equity share lending arrangements on an entity’s own shares when executed in contemplation of a convertible debt offering. Issue 09-1 requires the share lending arrangement to be measured at fair value and recognized as an issuance cost. These issuance costs should then be amortized as interest expense over the life of the financing arrangement. Shares loaned under these arrangements should be excluded from computation of earnings per share. Issue 09-1 is effective for fiscal years beginning after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of the fiscal year. We are currently evaluating the impact this Issue will have on our financial statements.
Note 2 — Share-Based Compensation
     During the six months ended June 30, 2009, we granted approximately 2.1 million restricted stock units under our Amended and Restated 2002 Stock Incentive Plan, at a weighted average grant date fair value of $4.54 per share. We issued approximately 0.5 million shares in connection with the vesting of restricted stock units during the six months ended June 30, 2009. At June 30, 2009, 3.2 million restricted stock units were unvested with a weighted average grant date fair value of $5.14 per share.
     LiveTV Management Incentive Plan. In April 2009, we finalized the LiveTV Management Incentive Plan, or MIP, previously approved by our Board of Directors, an equity based incentive plan for certain members of leadership at our wholly-owned subsidiary, LiveTV. Notional equity units are available under the MIP, representing up to 12% of the authorized equity interest of LiveTV, with the award value based on the increase in the value of the LiveTV entity over time subject to certain adjustments. Awards are payable in cash upon the achievement of certain events, or in February 2013, whichever is first. Compensation cost will be recorded ratably over the service period ending in 2012. As of June 30, 2009, we have recorded an insignificant amount as a liability related to the outstanding awards we expect to ultimately vest, including an estimate for pre-vesting forfeitures.
Note 3 — Long-term Debt, Short-term Borrowings, and Capital Lease Obligations
6.75% $201 million Convertible Debentures due 2039
     On June 9, 2009, we completed a public offering of $115 million aggregate principal amount of 6.75% Series A convertible debentures due 2039, or the Series A Debentures, and approximately $86 million aggregate principal amount of 6.75% Series B convertible debentures due 2039, or the Series B Debentures, and collectively with the Series A Debentures, the Debentures. The Debentures are general obligations and rank equal in right of payment with all of our existing and future senior unsecured debt, effectively junior in right of payment to our existing and future secured debt, including our secured equipment debentures, to the extent of the value of the assets securing such debt, and senior in right of payment to any subordinated debt. In addition, the Debentures are structurally subordinated to all existing and future liabilities of our subsidiaries. The net proceeds were approximately $197 million after deducting underwriting fees and other transaction related expenses. Interest on the Debentures is payable semi-annually on April 15 and October 15. The first interest payment on the Debentures is due October 15, 2009.
     Holders of either the Series A or Series B Debentures may convert them into shares of our common stock at any time at a conversion rate of 204.6036 shares per $1,000 principal amount of the Debentures. The conversion rates are subject to adjustment should we declare common stock dividends or effect any common stock splits or similar transactions. If the holders convert the Debentures in connection with a fundamental corporate change that occurs prior to October 15, 2014 for the Series A Debentures or October 15, 2016 for the Series B Debentures, the applicable conversion rate may be increased depending on our then current common stock price. The maximum number of shares into which all Debentures are convertible, including pursuant to this make-whole fundamental change provision, is 235.2941 shares per $1,000 principal amount of the Debentures outstanding, as adjusted.
     We may redeem any of the Debentures for cash at a redemption price of 100% of their principal amount, plus accrued and unpaid interest at any time on or after October 15, 2014 for the Series A Debentures and October 15, 2016 for the Series B Debentures. Holders may require us to repurchase the Debentures for cash at a repurchase price equal to 100% of their principal amount plus accrued and unpaid interest, if any, on October 15, 2014, 2019, 2024, 2029 and 2034 for the Series A Debentures and October 15, 2016, 2021, 2026, 2031 and 2036 for the Series B Debentures; or at any time prior to their maturity upon the occurrence of a certain designated event.
     We evaluated the various embedded derivatives within the supplemental indenture for bifurcation from the Debentures under the applicable provisions, including the basic conversion feature, the fundamental change make-whole provision and the put and call options. Based upon our detailed assessment, we concluded these embedded derivatives were either (i) excluded from bifurcation as a result of being clearly and closely related to the Debentures or are indexed to our common stock and would be classified in stockholders’ equity if freestanding or (ii) are immaterial embedded derivatives.
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
     Our effective borrowing rate for nonconvertible debt at the time of issuance of the 3.75% Debentures was estimated to be 9%, which resulted in $52 million of the $250 million aggregate principal amount of debentures issued, or $31 million after taxes, being attributable to equity. As of June 30, 2009, the equity component remains at $30 million. We are amortizing the debt discount through March 2010, the first repurchase date of the debentures. The principal amount, unamortized discount and net carrying amount of the debt and equity components are presented below (in millions):

	As of
	June 30,	December 31,
	2009	2008
Principal amount	$174	$177
Unamortized discount	(6)	(11)

Net carrying amount	$168	$166

Additional paid-in capital, net	$30	$31

     We recognized $1 million and $3 million of additional interest expense in each of the three and six months ended June 30, 2009, respectively. The following table illustrates the effect on our consolidated statement of operations for the three and six months ended June 30, 2008 (in millions, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30, 2008

Interest expense	$(3)	$(6)

Income (loss) before income taxes	$(3)	$(6)
Income tax (benefit) expense	(1)	(2)

Net income (loss)	$(2)	$(4)

Income (loss) per common share:
Basic	$(0.01)	$(0.01)

Diluted	$(0.01)	$(0.01)

     Interest expense related to these debentures consisted of the following (in millions):

	Three Months Ended
	June 30,
	2009	2008

3.75% contractual rate	$2	$2
Discount amortization	2	3

Total interest expense	$4	$5

Effective interest rate	9%	9%

	Six Months Ended
	June 30,
	2009	2008

3.75% contractual rate	$3	$5
Discount amortization	4	5

Total interest expense	$7	$10

Effective interest rate	9%	9%
     During the six months ended June 30, 2009, we voluntarily purchased approximately $3 million principal amount of our 3.75% Debentures at a slight discount to par, resulting in an immaterial gain after writing off unamortized debt discount and issuance costs. Additionally, in July 2009, we voluntarily purchased approximately $18 million principal amount of these debentures at a slight discount to par.
Citigroup Global Markets, Inc. Line of Credit
     In April 2009, we refinanced our Citigroup Global Markets, Inc. line of credit, extending the maturity to April 2010. During the six months ended June 30, 2009, we repaid approximately $110 million on this line of credit. As of June 30, 2009, we had no balance outstanding on this line of credit and $84 million available to us under the line of credit.
5.5% $201 million Convertible Debentures due 2038

     During the six months ended June 30, 2009, approximately $3 million aggregate principal amount of these debentures were voluntarily converted by holders into approximately 0.6 million shares of our common stock. Borrowed shares equivalent to the number of shares issued upon conversions are required to be returned to us in the future pursuant to the terms and conditions of the share lending agreement.
Other Indebtedness
     During the six months ended June 30, 2009, we issued $143 million in fixed rate equipment notes due through 2024 and $102 million in non-public floating rate equipment notes due through 2019, all of which were previously committed and which are secured by 3 Airbus A320 aircraft and 6 EMBRAER 190 aircraft. Scheduled principal payments on our outstanding debt and capital leases for the six months ended June 30, 2009 totaled $74 million. At June 30, 2009, the weighted average interest rate of all of our long-term debt was 4.78% and scheduled maturities were $80 million for the remainder of 2009, $400 million in 2010, $174 million in 2011, $176 million in 2012, $375 million in 2013 and $2.19 billion thereafter. The weighted average interest rate of our outstanding short-term borrowings at June 30, 2009 and December 31, 2008 was 2.9% and 5.6%, respectively.
     The carrying amounts and estimated fair values of our long-term debt at June 30, 2009 were as follows (in millions):

	Carrying Value	Estimated Fair Value
Public Debt
Floating rate enhanced equipment notes
Class G-1, due through 2016	$283	190
Class G-2, due 2014 and 2016	373	194
Class B-1, due 2014	49	31
Fixed rate special facility bonds, due through 2036	87	60
6 3/4% convertible debentures due in 2039	201	212
3 3/4% convertible debentures due in 2035	167	168
5 1/2% convertible debentures due in 2038	123	135
3 1/2% convertible notes due in 2033	1	1

Non-Public Debt
Floating rate equipment notes, due through 2020	729	549
Fixed rate equipment notes, due through 2024	1,191	899
     The estimated fair value of our publicly held long-term debt is based on quoted market prices. The fair value of our non-public debt was estimated using discounted cash flow analysis based on our current borrowing rates for instruments with similar terms. The fair values of our other financial instruments approximate their carrying values.
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
Note 4 — Comprehensive Income (Loss)

     Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting, and unrealized losses on our auction rate securities, or ARS, which were classified as available for sale securities at June 30, 2008. The differences between net income (loss) and comprehensive income (loss) for each of these periods are as follows (in millions):

	Three Months Ended
	June 30,
	2009	2008

Net income (loss)	$20	$(9)

Derivative financial instruments
Beginning accumulated derivative gains (losses)	(55)	22
Reclassifications into earnings (net of $17 and $18 of taxes)	26	(27)
Change in fair value (net of $6 and $49 of taxes)	10	75

Ending accumulated derivative gains (losses)	(19)	70

Investment securities classified as available for sale
Change in fair value (net of $0 and $1 of taxes)	—	(2)

Comprehensive income (loss)	$56	$37

	Six Months Ended
	June 30,
	2009	2008

Net income (loss)	$32	$(19)

Derivative financial instruments
Beginning accumulated derivative gains (losses)	(84)	19
Reclassifications into earnings (net of $39 and $26 of taxes)	60	(40)
Change in fair value (net of $3 and $60 of taxes)	5	91

Ending accumulated derivative gains (losses)	(19)	70

Investment securities classified as available for sale
Change in fair value (net of $0 and $5 of taxes)	—	(8)

Comprehensive income (loss)	$97	$24

Note 5 — Earnings (Loss) Per Share
     The following table shows how we computed basic and diluted earnings (loss) per common share (dollars in millions; share data in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Numerator:
Net income (loss)	$20	$(9)	$32	$(19)
Effect of dilutive securities:
Interest on convertible debt, net of income taxes	2	—	3	—

Net income (loss) applicable to common stockholders after assumed conversion for diluted earnings per share	$22	$(9)	$35	$(19)

Denominator:
Weighted average shares outstanding for basic earnings (loss) per share	251,770	225,283	248,102	219,850
Effect of dilutive securities:
Employee stock options	2,887	—	2,775	—
Convertible debt	68,605	—	68,605	—

Adjusted weighted average shares outstanding and assumed conversions for diluted earnings (loss) per share	323,262	225,283	319,482	219,850

     As of June 30, 2009, a total of approximately 28.0 million shares of our common stock, which were lent to our share borrower pursuant to the terms of our share lending agreement as described in Note 2 to our 2008 Annual Report, were issued and outstanding for corporate law purposes, and holders of the borrowed shares have all the rights of a holder of our common stock. However, because the share borrower must return all borrowed shares to us (or identical shares or, in certain circumstances, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings (loss) per share.
     For the three and six months ended June 30, 2009, a total of 10.2 million shares issuable upon conversion of our convertible debt were excluded from the diluted earnings per share computation since the assumed conversion would be anti-dilutive. For the three and six months ended June 30, 2008, 65.7 million shares were excluded from the diluted loss per share computation. We have also excluded 23.2 million and 24.8 million shares issuable upon exercise of outstanding stock options for the three and six months ended June 30, 2009, respectively, from the diluted earnings per share computation since they were anti-dilutive. For the three and six months ended June 30, 2008, 49.4 million shares were excluded from the diluted loss per share computation.
Note 6 — Employee Retirement Plan
     We sponsor a retirement savings 401(k) defined contribution plan, or the Plan, a component of which is a profit sharing plan. All employees are eligible to participate in the Plan. Our contributions expensed for the Plan for the three months ended June 30, 2009 and 2008 were $11 million and $10 million, respectively, and contributions expensed for the Plan for the six months ended June 30, 2009 and 2008 were $23 million and $22 million respectively.
Note 7 — Commitments and Contingencies
     In July 2009, we amended our Airbus purchase agreement, deferring delivery of three aircraft previously scheduled for delivery in 2010 to 2011. Additionally, we cancelled six options for deliveries in 2011 and 2012. In July 2009, we also extended the lease on two of our aircraft, one of which was previously scheduled to expire in December 2009 and the other in March 2010. These extensions resulted in an additional $11 million of lease commitments through 2012. In February 2009, we amended our EMBRAER purchase agreement, canceling two options for deliveries in 2015. In March 2009, we elected to defer delivery of three aircraft originally scheduled for delivery in 2010 to 2012.
     In January 2009, we sold two new EMBRAER 190 aircraft immediately after such aircraft were received by us. We understand these two EMBRAER 190 aircraft are now being operated by Azul Linhas Aéreas Brasileiras, SA, or Azul, a new airline founded by David Neeleman, our former Chairman of the Board, in addition to the two aircraft previously leased to Azul in 2008.
     As of June 30, 2009, our firm aircraft orders consisted of 55 Airbus A320 aircraft, 60 EMBRAER 190 aircraft and 19 spare engines scheduled for delivery through 2016. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $5 million for the remainder of 2009, $130 million in 2010, $575 million in 2011, $1.01 billion in 2012, $955 million in 2013 and $1.90 billion thereafter.
     We have entered into sale-leaseback arrangements with a third party lender for 45 of our operating aircraft. The sale-leasebacks occurred simultaneously with the delivery of the related aircraft to us from their manufacturers. Each sale-leaseback transaction was structured with a separate trust set up by the third party lender, the assets of which consists of the one aircraft initially transferred to it following the sale by us and the subsequent lease arrangement with us. Because of their limited capitalization and the potential need for additional financial support, these trusts are variable interest entities as defined in FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, or FIN 46(R). JetBlue does not retain any equity interests in any of these trusts and our obligations to them are limited to the fixed rental payments we are required to make to them, which are approximately $1.22 billion as of June 30, 2009. Our only interest in these entities is a fixed price option to acquire the aircraft at the end of the lease term that were not deemed to be bargain purchase options at lease inception. Since there are no other arrangements (either implicit or explicit) between us and the individual trusts that would result in our absorbing additional variability from the trusts, we concluded that we are not the primary beneficiary of these trusts. We account for these leases as operating leases, following the appropriate lease guidance in SFAS 13, Accounting for Leases, as amended.
     We utilize several credit card processors to process our ticket sales. Our agreements with these processors do not contain covenants, but do generally allow the processors to withhold cash reserves to protect the processor for potential liability for tickets purchased, but not yet used for travel. In June 2009, the letter of credit established for our primary credit card processor in 2008 was reduced by $5 million to $50 million. We may be required to issue additional collateral to our credit card processors, or other key vendors, in the future.
Note 8 —Financial Derivative Instruments and Risk Management
     Effective January 1, 2009, we adopted the provisions of SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133, which enhances the disclosure requirements related to derivative instruments and hedging activity to improve the transparency of financial reporting.
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
     Aircraft fuel derivatives: We attempt to obtain cash flow hedge accounting treatment for each aircraft fuel derivative that we enter into. SFAS 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, provides for this treatment, which allows for gains and losses on the effective portion of qualifying hedges to be deferred until the underlying planned jet fuel consumption occurs, rather than recognizing the gains and losses on these instruments into earnings for each period that they are outstanding. The effective portion of realized aircraft fuel hedging derivative gains and losses is recognized in fuel expense, while ineffective gains and losses are recognized in interest income and other. All cash flows related to our fuel hedging derivatives are classified as operating cash flows.
     Ineffectiveness results when the change in the total fair value of the derivative instrument does not exactly equal the change in the value of our expected future cash outlays for the purchase of aircraft fuel. To the extent that the periodic changes in the fair value of the hedging instruments are not effective, the ineffectiveness is recognized in other income (expense) immediately. Likewise, if a hedge does not qualify for hedge accounting, the periodic changes in its fair value are recognized in other income (expense). When aircraft fuel is consumed and the related derivative contract settles, any gain or loss previously deferred in other comprehensive income is recognized in aircraft fuel expense.
     As a result of the rapid decline in fuel prices experienced during the fourth quarter of 2008, we sold swap contracts to the original fuel counterparties covering all of our 2009 swap contracts, effectively capping our losses related to further oil price declines. At December 31, 2008, we had effectively exited all of our open swap contracts by entering into reverse swap sales with the same counterparties for the same quantity and duration of our existing swap contracts. The forecasted fuel consumption, for which these transactions were designated as cash flow hedges, was and is still expected to occur; therefore, amounts deferred in other comprehensive income related to these contracts will remain deferred until the forecasted fuel consumption occurs. At December 31, 2008, we had deferred $93 million, or $56 million net of taxes, of these losses in other comprehensive income associated with these contracts. We recognized $77 million of these losses into fuel expense in 2009, resulting in the total remaining deferred losses of $16 million at June 30, 2009, all of which will be recognized in fuel expense during 2009.
     Since exiting our contracts at the end of 2008, we have been revising our fuel hedging approach. In June 2009, we entered into crude oil cap agreements representing approximately 10% of our projected fuel usage for the fourth quarter of 2009 and the full year 2010, which are designated as cash flow hedges for accounting purposes. Collars that we entered into during the fourth quarter of 2008 represent an additional 6% of our projected fuel usage for the fourth quarter of 2009. During the six months ended June 30, 2009, we also entered into basis swaps, which we have not designated as cash flow hedges for accounting purposes and we mark to market in earnings each period based on current fair value. Both the fair value of our outstanding basis swap contracts at June 30, 2009 and the change in fair value during the six months ended June 30, 2009 on these contracts was immaterial. In July 2009, we entered into additional heating oil collar contracts representing approximately 6% of our projected fourth quarter 2009 fuel usage and 5% of our projected full year 2010 fuel usage.
     Interest rate swaps: The interest rate hedges we had outstanding as of June 30, 2009 effectively swap floating rate debt for fixed rate debt, taking advantage of lower borrowing rates in existence since our original debt instruments were executed. As of June 30, 2009, we had $409 million in notional amount of debt outstanding related to these swaps, which cover certain interest payments through August 2016. The notional amount decreases over time to match scheduled repayments of the related debt.
     All of our outstanding interest rate swap contracts qualify as cash flow hedges in accordance with SFAS 133. Since all of the critical terms of our swap agreements match the debt to which they pertain, there was no ineffectiveness relating to these interest rate swaps in 2008 or 2009 and all related unrealized losses were deferred in accumulated other comprehensive income. We recognized approximately $2 million in additional interest expense related to hedge effectiveness losses on our interest rate hedges during the six months ended June 30, 2009.
     Any outstanding derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements, but we do not expect that any of our three counterparties will fail to meet their obligations. The amount of such credit exposure is generally the fair value of our outstanding contracts. To manage credit risks, we select counterparties based on credit assessments, limit our overall exposure to any single counterparty and monitor the market position of each counterparty. Some of our agreements require cash deposits if market risk exposure exceeds a specified threshold amount.
     The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts. Our policy is to offset the liabilities represented by these contracts with any cash collateral paid to the counterparties. The table below reflects a summary of our collateral balances as of June 30, 2009 and December 31, 2008 (in millions):

	As of
	June 30,	December 31,
	2009	2008

Fuel derivatives
Cash collateral posted to counterparty offsetting hedge liability	$14	$117
Cash collateral posted for settled fuel contracts in current liabilities	12	21

Interest rate derivatives
Cash collateral posted to counterparty offsetting hedge liability	$15	$11
     The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements. The fair value of those contracts not designated as cash flow hedges under SFAS 133 was not material at either December 31, 2008 or June 30, 2009 (dollar amounts in millions).

	As of
	June 30,	December 31,
	2009	2008
Fuel derivatives
Asset fair value recorded in current investment securities	$—	$—
Asset fair value recorded in long term investment securities	2	—
Liability fair value recorded in other current liabilities (1)	8	35
Liability fair value of de-designated hedges recorded in other current liabilities (1) (2)	16	93
Longest remaining term (months)	18	12
Hedged volume (barrels, in thousands)	1,740	870
Estimated amount of existing gains (losses) expected to be reclassified into earnings in the next 12 months	(27)	(128)

Interest rate derivatives
Liability fair value recorded in other long term liabilities(1)	6	11
Estimated amount of existing gains (losses) expected to be reclassified into earnings in the next 12 months	(6)	(4)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Fuel derivatives
Hedge effectiveness gains (losses) recognized in aircraft fuel expense	$(42)	$58	$(98)	$83
Hedge ineffectiveness gains (losses) recognized in other income (expense)	*	1	*	1
Gains (losses) of derivatives not qualifying for hedge accounting recognized in other income (expense)	*	*	*	*
Hedge gains (losses) of derivatives recognized in comprehensive income, (see Note 4)	6	120	3	150
Percentage of actual consumption economically hedged	9%	47%	9%	41%

Interest rate derivatives
Hedge gains (losses) of derivatives recognized in comprehensive income, (see Note 4)	10	4	5	1

(1)	Gross liability, prior to impact of collateral posted

(2)	Includes the fair value of our reverse swap sales contracts that were entered into in order to effectively exit our original swap contracts. The value of these contracts was $3 million and $44 million as of June 30, 2009 and December 31, 2008, respectively.

*	Amount considered not material
     Note 9 —Fair Value of Financial Instruments
     SFAS 157, Fair Value Measurements, or SFAS 157 requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:
Level 1	quoted prices in active markets for identical assets or liabilities;

Level 2	quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or
Level 3	unobservable inputs, such as discounted cash flow models or valuations.
     The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2009 (in millions).

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$844	$—	$—	$844
Restricted cash	133	—	—	133
Auction rate securities (ARS)	—	—	215	215
Put option related to ARS	—	—	12	12
Aircraft fuel derivatives	—	2	—	2

	$977	$2	$227	$1,206

Liabilities
Aircraft fuel derivatives	$—	$24	$—	$24
Interest rate swap	—	—	5	5

	$—	$24	$5	$29

     Refer to Note 3 for fair value information related to our outstanding debt obligations as of June 30, 2009. The following tables reflect the activity for the major classes of our assets and liabilities measured at fair value using level 3 inputs (in millions) for the three and six months ended June 30, 2009:

	Auction Rate	Put Option related	Interest Rate
	Securities	to ARS	Swaps	Total
Balance as of March 31, 2009	$207	$14	$(15)	$206
Transfers in	—	—	—	—
Total gains or (losses), realized or unrealized
Included in earnings	8	(2)	—	6
Included in comprehensive income	—	—	10	10
Purchases, issuances and settlements, net	—	—	—	—

Balance as of June 30, 2009	$215	$12	$(5)	$222

Balance as of December 31, 2008	$244	$14	$(10)	$248
Transfers in	—	—	—	—
Total gains or (losses), realized or unrealized	—	—	—	—
Included in earnings	—	(2)	—	(2)
Included in comprehensive income	—	—	5	5
Purchases, issuances and settlements, net	(29)	—	—	(29)

Balance as of June 30, 2009	$215	$12	$(5)	$222

     Cash and cash equivalents: Our cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as level 1 within our fair value hierarchy.
     Auction rate securities: At June 30, 2009, the fair values of our ARS, all of which are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government), were estimated through discounted cash flow models. Since these inputs were not observable, they are classified as level 3 inputs. For the three months ended June 30, 2009, we recorded an unrealized holding gain on our ARS of $8 million, based on the current fair value. We classify our ARS as trading securities and therefore measure at each reporting period with the resulting gain (loss) recognized in earnings. Our classification as trading securities is based on our intent to trade the securities when market opportunities arise in order to increase our liquid investments due to the current economic uncertainty and the specific disposition agreement we have with one of our broker dealers. Our discounted cash flow analysis considered, among other things, the quality of the underlying collateral, the credit rating of the issuers, an estimate of when these securities are either expected to have a successful auction or otherwise return to par value, expected interest income to be received over this period, and the estimated required rate of return for investors. Because of the inherent subjectivity in valuing these securities, we also considered independent valuations obtained for each of our ARS as of June 30, 2009 in estimating their fair values. In February 2009, we sold certain ARS for $29 million, an amount which approximated their fair value as of December 31, 2008. The proceeds of these sales were used to reduce our line(s) of credit.
     Put option related to ARS: We have elected to apply the fair value option under SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, to UBS’s agreement to repurchase, at par, ARS brokered by them. As of June 30, 2009, the $12 million fair value of this put option is included in other long term assets in our consolidated balance sheets with the resultant loss included in other income (expense). The change in fair value during the three and six months ended June 30, 2009 was approximately $2 million. The fair value of the put is determined by comparing the fair value of the related ARS, as described above, to their par values and also considers the credit risk associated with UBS. This put option will be adjusted on each balance sheet date based on its then fair value. The fair value of the put option is based on unobservable inputs and is therefore classified as level 3 in the hierarchy.
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
     Aircraft fuel derivatives: Our heating oil swaps, heating oil collars, and crude oil caps are not traded on public exchanges. Their fair values are determined based on inputs that are readily available from public markets; therefore, they are classified as level 2 inputs.
Note 10 — Stockholders’ Equity
     On June 9, 2009, in conjunction with the public offering of the Debentures described in Note 3, we also completed a public offering of 26,450,000 shares of our common stock at a price of $4.25 per share, raising net proceeds of approximately $109 million, after deducting discounts and commissions paid to the underwriters and other expenses incurred in connection with the offering. Approximately 15.6% of this offering was reserved for and purchased by Deutsche Lufthansa AG, to allow them to maintain their pre-offering ownership percentage.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Outlook
     The global economic recession continued throughout the second quarter of 2009, which resulted in a softening in demand for domestic leisure and business air travel. The industry has continued to be aggressive with fare sales, which adds to an already challenging pricing environment. Additionally, the outbreak of the H1N1 virus in the second quarter had a negative impact on the airline industry, including JetBlue. Increased volatility and continued economic uncertainty may have a negative impact on our business, and therefore we continue to monitor closely consumer demand in order to appropriately respond to changing environments. Domestic airlines, including us, have largely responded to the economic environment and softening demand by cutting capacity. Earlier this year, the Federal Aviation Administration, or FAA, released projections that in 2009, domestic airlines would see a 9% reduction in passengers. Furthermore, the International Airline Transportation Association, or IATA, recently predicted that 2009 revenues would see dramatic decreases, and that industry recovery is not imminent. In response to the uncertain economic conditions, we continue to focus on cost discipline, careful management of our fleet, taking a prudent approach to capacity and maintaining a strong liquidity position.
     Lower fuel prices have helped to offset the weaker demand environment. In the fourth quarter of 2008, we began revising our fuel hedge program and effectively exited a majority of our 2009 fuel hedges and prepaid a portion of our liability, limiting our exposure to additional cash collateral requirements. As a result, we benefited from the lower fuel prices throughout the first half of the year. In the second quarter of 2009, fuel prices began to rise, although they remain much lower than the high prices of last year. In response, we began to enter into fuel hedge contracts capping the price of crude oil for approximately 10% of our forecasted consumption covering the period of October 2009 through December 2010. Additionally, in July 2009, we entered into heating oil collar contracts covering approximately another 6% of our estimated consumption for the fourth quarter of 2009 and 5% of our estimated consumption for the full year 2010. We will continue to closely monitor fuel prices and to take a prudent approach to fuel hedging.
     We continued our focus on maintaining a strong liquidity position. In June 2009, we successfully accessed the capital markets raising net proceeds of approximately $300 million through a $201 million convertible debt financing and a $112 million common stock offering. In July 2009, we deferred delivery of our three A320 aircraft scheduled for delivery in 2010. As a result, we currently are not obligated to take delivery of any aircraft during 2010. During the first quarter, we sold two of our aircraft immediately after their delivery to us from their manufacturer. We currently expect our operating aircraft to consist of 110 Airbus A320 aircraft and 41 EMBRAER 190 aircraft at the end of 2009. We have one of the youngest and most fuel efficient fleets in the industry, with an average age of 3.8 years, which we believe gives us a competitive advantage.
     In 2009 we have been growing our route network primarily through the Caribbean and Latin America, markets which have historically matured more quickly and generate higher revenues than mainland flights of a comparable distance. We have approximately 20% of our capacity in the Caribbean and Latin America, and we expect this number to grow by the end of 2009. We commenced service to Bogotá, Colombia in January 2009, San Jose, Costa Rica in March 2009, Montego Bay, Jamaica in May 2009 and Los Angeles, CA in June 2009. We have also announced plans to begin service to Bridgetown, Barbados, Vieux Fort, St. Lucia, and Kingston, Jamaica beginning in October 2009. In addition, we have announced our plans to begin service from Boston, MA to Baltimore, MD in September 2009. With the addition of this service, we will strengthen our position as the largest carrier at Boston’s Logan International Airport in terms of destinations served.
     Airlines serving the New York metropolitan area continue to face operational challenges. In an effort to try to reduce delays and modernize, the FAA and the Port Authority of New York and New Jersey, or PANYNJ, have undertaken major construction work at John F. Kennedy International Airport, or JFK, including two major runway closures, one which occurred in April 2009 and one scheduled for March through June 2010. While, ultimately, we believe the results of this project will help to alleviate some of the challenges of operating at JFK, during these runway closures, we expect our operations to be adversely impacted.
     We expect our full-year operating capacity to remain relatively flat, with growth between negative 1% to positive 1% over 2008 with the net addition of three Airbus A320 aircraft and six EMBRAER 190 aircraft to our operating fleet. We expect that the EMBRAER 190 aircraft will represent approximately 14% of our total 2009 operating capacity. Assuming fuel prices of $1.97 per gallon, net of effective hedges, our cost per available seat mile for 2009 is expected to decrease 8% to 10% over 2008. We expect our full year operating margin to be between 8% and 10% and our pre-tax margin to be between 2% and 4%.
Results of Operations
     Our operating revenue per available seat mile for the quarter decreased 4% over the same period in 2008. Our average fares for the quarter decreased 8% over 2008 to $126.74, while our load factor declined 1.1 points to 79.5% from a year ago. Our on-time performance, defined by the DOT as arrival within 14 minutes of schedule, was 75.1% in the second quarter of 2009 compared to 73.8% for the same period in 2008, while our completion factor was 98.6% and 98.9% in 2009 and 2008, respectively.
Three Months Ended June 30, 2009 and 2008
     We reported net income of $20 million for the three months ended June 30, 2009, compared to a net loss of $9 million for the three months ended June 30, 2008. Diluted earnings per share were $0.07 for the second quarter of 2009 compared to diluted loss per share of $0.04 for 2008. Our operating income for the three months ended June 30, 2009 was $76 million compared to $21 million for the same period last year, and our pre-tax margin increased 6.0 points from 2008.
     Operating Revenues. Operating revenues decreased 6%, or $52 million, over the same period in 2008 primarily due to a 7%, or $58 million, decrease in passenger revenues. The decrease in passenger revenues was attributable to a 1.1 point decrease in load factor on 2% less capacity and a 4% decrease in yield over the second quarter of 2008, offset by the addition of our Even More Legroom optional upgrade product, which we introduced in mid-2008. Additionally, the shift of the Easter holiday from March to April in 2009 had a positive impact on our second quarter results due to our strong leisure travel customer base.
     Other revenue increased 7%, or $6 million, primarily due to higher change fee and excess baggage revenue resulting from increased change fee rates and the introduction of the second checked bag fee in the second quarter of 2008. Other revenue also increased due to additional LiveTV third party revenues, partially offset by reductions in mail and charter revenue.
     Operating Expenses. Operating expenses decreased 13%, or $107 million, over the same period in 2008, primarily due to lower fuel prices, partially offset by increased salaries, wages and benefits and depreciation and amortization. Operating capacity decreased 2% to 8.24 billion available seat miles. Operating expenses per available seat mile decreased 11% to 8.88 cents for the three months ended June 30, 2009. Excluding fuel, our cost per available seat mile for the three months ended June 30, 2009 was 10% higher compared to the same period in 2008. Our operating expenses on a unit basis have increased due to a shift in capacity from transcontinental flying to shorter haul, which resulted in a 6% decrease in our average stage length year over year. In detail, operating costs per available seat mile were as follows (percent changes are based on unrounded numbers):

	Three Months Ended
	June 30,		Percent
	2009	2008	Change
	(in cents)
Operating expenses:
Aircraft fuel	2.76	4.40	(37.5)%
Salaries, wages and benefits	2.33	2.01	16.3%
Landing fees and other rents	.65	.59	10.4%
Depreciation and amortization	.69	.55	25.5%
Aircraft rent	.39	.38	1.0%
Sales and marketing	.47	.49	(4.3)%
Maintenance materials and repairs	.41	.38	8.2%
Other operating expenses	1.18	1.19	(0.7)%

Total operating expenses	8.88	9.99	(11.2)%

     Aircraft fuel expense decreased 39%, or $143 million, due to a 38% decrease in average fuel cost per gallon, or $138 million after the impact of fuel hedging, and a decrease of one million gallons of aircraft fuel consumed, resulting in $5 million less in fuel expense. We recorded $42 million in fuel hedge losses during the second quarter of 2009 versus $58 million in fuel hedge gains during the second quarter of 2008. Our average fuel cost per gallon was $1.97 for the second quarter of 2009 compared to $3.17 for the second quarter of 2008. Cost per available seat mile decreased 37% primarily due to the decrease in fuel price.
     Salaries, wages and benefits increased 14%, or $24 million, primarily due to increases in accrued pilot pay and related benefits and a 3% increase in average full-time equivalent employees. The increase in full-time equivalent employees is partially driven by our policy of not furloughing employees during economic downturns. Cost per available seat mile increased 16% primarily due to increased average wages per average full-time equivalent employee, as well as certain inefficiencies associated with reductions in capacity.
     Landing fees and other rents increased 8%, or $5 million, due to higher landing fee rates and a 5% increase in departures over 2008, offset by a $4 million reduction in airport rents at JFK due to our terminal move. Cost per available seat mile increased 10% due to rate changes and the increase in departures.
     Depreciation and amortization increased 23%, or $10 million, primarily due to $5 million in depreciation associated with Terminal 5, which we began operating from in October 2008, and $4 million related to having on average nine more owned aircraft in 2009.
     Sales and marketing expense decreased 6%, or $4 million, due to $1 million in lower credit card fees resulting from decreased passenger revenues and $2 million in lower advertising costs. The majority of our sales are booked through a combination of our website and our own reservation agents (76% and 8% in the second quarter of 2009, respectively). On a cost per available seat mile basis, sales and marketing expense decreased 4% primarily due to lower advertising and credit card fees.
     Maintenance, materials, and repairs increased 6%, or $2 million, due to an average of nine additional average operating aircraft in 2009, compared to the same period in 2008. Cost per available seat mile increased 8% primarily due to the gradual aging of our fleet, which results in the need for additional repairs over time. Maintenance expense is expected to increase significantly as our fleet ages.
     Other operating expenses decreased 2%, or $1 million, primarily due to lower fuel taxes. Other operating expenses were offset by $11 million for certain tax incentives in 2009 and included $13 million in gains on sales of aircraft in 2008. The lower fuel taxes resulted in cost per available seat mile staying relatively flat.
     Other Income (Expense). Interest expense decreased 14%, or $7 million, primarily due to lower interest rates. Capitalized interest in 2008 included $9 million associated with the construction of our new terminal at JFK, which is no longer being capitalized and accounts for a majority of the decrease of $12 million.
     Interest income and other decreased 9%, or $1 million, primarily due to lower interest rates earned on investments, and lower average cash and investment balances, resulting in $6 million lower interest income. This decrease was offset by a $6 million gain to reflect the valuation of our auction rate securities, or ARS, and related put option. Accounting ineffectiveness on our crude and heating oil derivatives instruments classified as cash flow hedges in 2008 and 2009 was immaterial, the amount did increase slightly on a year over year basis. We are unable to predict what the amount of ineffectiveness will be related to these instruments, or the potential loss of hedge accounting, which is determined on a derivative-by-derivative basis, due to the volatility in the forward markets for these commodities.
Six Months Ended June 30, 2009 and 2008
     We reported net income of $32 million for the six months ended June 30, 2009 compared to a $19 million net loss for the six months ended June 30, 2008. Diluted earnings per share was $0.11 for the six months ended June 30, 2009 compared to loss per share of $0.08 for the same period in 2008. Our operating income for the six months ended June 30, 2009 was $149 million compared to $38 million for the same period in 2008, and our pre-tax margin increased 5.2 points from 2008.
     Operating Revenues. Operating revenues decreased 4%, or $75 million, over the same period in 2008 primarily due to a 7%, or $100 million, decrease in passenger revenues. The decrease in passenger revenues was attributable to a 1.6 point decrease in load factor on 4% less capacity and a 1% decrease in yield over the first half of 2008.
     Other revenues increased 17%, or $25 million, primarily due to higher change fee and excess baggage revenue resulting from more passengers and increased change fee rates. Other revenue also increased due to additional LiveTV third party revenues, partially offset by a reduction in charter revenue.
     Operating Expenses. Operating expenses decreased 11%, or $186 million, over the same period in 2008, primarily due to lower fuel prices and decreased capacity, partially offset by increased salaries, wages and benefits and depreciation and amortization. Operating capacity decreased 4% to 16.18 billion available seat miles. Operating expenses per available seat mile decreased 8% to 8.97 cents for the six months ended June 30, 2009. Excluding fuel, our cost per available seat mile for the six months ended June 30, 2009 was 9% higher than the same period in 2008. Our operating expenses on a unit basis have increased due to a shift in capacity from transcontinental flying to shorter haul, which resulted in a 6% decrease in our average stage length year over year. In detail, operating costs per available seat mile were as follows (percent changes are based on unrounded numbers):

	Six Months Ended
	June 30,		Percent
	2009	2008	Change
	(in cents)
Operating expenses:
Aircraft fuel	2.73	4.04	(32.5)%
Salaries, wages and benefits	2.33	2.05	13.2%
Landing fees and other rents	.64	.60	7.2%
Depreciation and amortization	.69	.54	27.1%
Aircraft rent	.39	.38	3.0%
Sales and marketing	.47	.48	(3.1)%
Maintenance materials and repairs	.44	.39	13.4%
Other operating expenses	1.28	1.27	1.2%

Total operating expenses	8.97	9.75	(8.1)%

     Aircraft fuel expense decreased 35%, or $237 million, due to a 32% decrease in average fuel cost per gallon, or $212 million after the impact of fuel hedging, and nine million less gallons of aircraft fuel consumed, resulting in $25 million less fuel expense. We recorded $98 million in fuel hedge losses during the first half of 2009 versus $83 million in fuel hedge gains during the first half of 2008. Our average fuel cost per gallon was $1.97 for the six months ended June 30, 2009 compared to $2.91 for the same period in 2008. Cost per available seat mile decreased 32% primarily due to the decrease in fuel price.
     Salaries, wages and benefits increased 9%, or $31 million, due primarily to increases in accrued pilot pay and related benefits and a 1% increase in average full-time equivalent employees. The increase in full-time equivalent employees is partially driven by our policy of not furloughing employees during economic downturns. Cost per available seat mile increased 13% primarily due to increased average wages per average full-time equivalent employee, as well as certain inefficiencies associated with reductions in capacity.
     Landing fees and other rents increased 3%, or $4 million, due to a 3% increase in departures over 2008, offset by a $7 million reduction in airport rents at JFK due to our terminal move. Cost per available seat mile increased 7% due to increased departures and reduced capacity.
     Depreciation and amortization increased 23%, or $20 million, primarily due to $10 million in depreciation associated with Terminal 5, which we began operating from in October 2008, and $8 million related to having on average seven more owned aircraft in 2009.
     Sales and marketing expense decreased 7%, or $5 million, due to $3 million in lower credit card fees resulting from decreased passenger revenues as well as $3 million in lower advertising costs, offset by $1 million in higher commissions in 2009. The majority of our sales are booked through a combination of our website and our own reservation agents (76% and 9% in 2009, respectively). On a cost per available seat mile basis, sales and marketing expense decreased 3% due to lower advertising and credit card fees.
     Maintenance, materials, and repairs increased 9%, or $6 million, due to seven additional average operating aircraft in 2009 compared to the same period in 2008. Cost per available seat mile increased 13% primarily due to the gradual aging of our fleet which results in additional repairs. Maintenance expense is expected to increase significantly as our fleet ages.
     Other operating expenses decreased 2%, or $5 million, primarily due to lower fuel taxes, as well as lower variable costs associated with a 4% decrease in capacity. Other operating expenses include $11 million for certain tax incentives and $1 million in gains on sales of aircraft in 2009, compared to $13 million in gains on sales of aircraft in 2008. Cost per available seat mile increased 1% primarily due to decreases in capacity and the effect of lower fuel taxes.
     Other Income (Expense). Interest expense decreased 15%, or $17 million, primarily due to lower interest rates, offset by the financing of ten net additional aircraft, which resulted in $6 million of additional interest expense. Capitalized interest in 2008 included $19 million associated with the construction of our new terminal at JFK, which is no longer being capitalized and accounts for a majority of the decrease of $24 million.
     Interest income and other decreased 92%, or $19 million, primarily due to lower interest rates earned on investments, and lower average cash and investment balances, resulting in $15 million lower interest income. Interest income and other also decreased due to a net $2 million valuation adjustment related to our auction rate securities and related put option. While accounting ineffectiveness on our crude and heating oil derivatives instruments classified as cash flow hedges was immaterial in 2009 compared to $1 million gain in 2008, we are unable to predict what the amount of ineffectiveness will be related to these instruments, or the potential loss of hedge accounting, which is determined on a derivative-by-derivative basis, due to the volatility in the forward markets for these commodities.
     The following table sets forth our operating statistics for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended				Six Months Ended
	June 30,		Percent		June 30,		Percent
	2009	2008	Change		2009	2008	Change
Operating Statistics:
Revenue passengers (thousands)	5,691	5,637		1.0	10,982	11,155		(1.6)
Revenue passenger miles (millions)	6,545	6,756		(3.1)	12,585	13,319		(5.5)
Available seat miles (ASMs) (millions)	8,237	8,383		(1.7)	16,179	16,778		(3.6)
Load factor	79.5%	80.6%	(1.1	)pts.	77.8%	79.4%	(1.6	)pts.
Breakeven load factor (1)	78.6%	84.1%	(5.5	)pts.	77.1%	83.1%	(6.0	)pts.
Aircraft utilization (hours per day)	11.9	12.6		(5.7)	11.9	12.8		(6.4)

Average fare	$126.74	$138.13		(8.2)	$129.94	$136.90		(5.1)
Yield per passenger mile (cents)	11.02	11.53		(4.4)	11.34	11.47		(1.1)
Passenger revenue per ASM (cents)	8.76	9.29		(5.7)	8.82	9.10		(3.1)
Operating revenue per ASM (cents)	9.80	10.24		(4.4)	9.89	9.98		(1.0)
Operating expense per ASM (cents)	8.88	9.99		(11.2)	8.97	9.75		(8.1)
Operating expense per ASM, excluding fuel (cents)	6.12	5.59		9.6	6.24	5.71		9.2
Airline operating expense per ASM (cents) (1)	8.66	9.69		(10.6)	8.74	9.53		(8.3)

Departures	54,885	52,236		5.1	107,899	104,501		3.3
Average stage length (miles)	1,067	1,138		(6.2)	1,066	1,135		(6.1)
Average number of operating aircraft during period	147.4	139.6		5.6	144.9	138.0		5.0
Average fuel cost per gallon	$1.97	$3.17		(37.9)	$1.97	$2.91		(32.4)
Fuel gallons consumed (millions)	115	116		(1.1)	224	233		(3.6)
Percent of sales through jetblue.com during period	75.6%	77.2%	(1.6	)pts.	75.8%	77.0%	(1.2	)pts.
Full-time equivalent employees at period end (1)					10,235	9,856		3.8

(1)	Excludes operating expenses and employees of LiveTV, LLC, which are unrelated to our airline operations.
Liquidity and Capital Resources
     At June 30, 2009, we had unrestricted cash and cash equivalents of $880 million compared to cash and cash equivalents of $561 million at December 31, 2008. Cash flows from operating activities were $225 million for the six months ended June 30, 2009 compared to $105 million for the six months ended June 30, 2008. The increase in operating cash flows includes the impact of the 32% lower price of fuel in 2009 compared to 2008. We rely primarily on operating cash flows to provide working capital.
     Investing Activities. During the six months ended June 30, 2009, capital expenditures related to our purchase of flight equipment included expenditures of $303 million for 11 aircraft and 2 spare engines, $15 million for flight equipment deposits and $8 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $31 million. Proceeds from the sale of 2 aircraft were $58 million. Investing activities also included $29 million in proceeds from the sale of certain auction rate securities.
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
     Financing Activities. Financing activities for the six months ended June 30, 2009 consisted of (1) our issuance of $201 million of 6.75% convertible debentures, raising net proceeds of approximately $197 million, (2) our public offering of approximately 26.5 million shares of common stock for approximately $109 million in net proceeds, (3) our issuance of $143 million in fixed equipment notes to banks and $102 million in floating rate equipment notes to banks secured by 3 Airbus A320 and 6 EMBRAER 190 aircraft, (4) paying down a net of $107 million on our lines of credit collateralized by our ARS, (5) scheduled maturities of $74 million of debt and capital lease obligations, (6) the repurchase of $3 million principal amount of 3.75% convertible debentures due 2035 for $3 million, and (7) reimbursement of construction costs incurred for Terminal 5 of $25 million.
     Financing activities for the six months ended June 30, 2008 consisted of (1) the issuance of approximately 42.6 million shares of common stock to Deutsche Lufthansa AG for approximately $301 million, net of transaction costs, (2) our issuance of $201 million of 5.5% convertible debentures, raising net proceeds of approximately $165 million after depositing approximately $32 million to related interest escrow accounts and paying issuance costs, (3) our issuance of $249 million in fixed equipment notes to European bank and $58 million in floating rate equipments notes to European banks secured by six Airbus A320, four EMBRAER 190 aircraft, and two spare engines, (4) repayment of $86 million of debt associated with the sale of four aircraft, (5) scheduled maturities of $124 million of debt and capital lease obligations, (6) reimbursement of construction costs incurred for our new terminal at JFK of $73 million, and (7) the sale-leaseback over 18 years of one EMBRAER 190 aircraft for $26 million by a U.S. leasing institution.
     Working Capital. We had working capital of $133 million at June 30, 2009, compared to a working capital deficit of $119 million December 31, 2008. Our working capital includes the fair value of our fuel hedge derivatives, which was a liability of $22 million and $128 million at June 30, 2009 and December 31, 2008, respectively.
     At December 31, 2008, we had $244 million invested in ARS, exclusive of the related put option, which were included in long-term investments. In February 2009, we sold certain ARS for $29 million, an amount which approximated their fair value as of December 31, 2008, bringing the carrying value at June 30, 2009 to $215 million. Since we are unable to predict when liquidity will return to the ARS market, or whether issuers will call their securities, we classified all of our ARS as long term investments to match the contractual maturities of the underlying securities and the assumptions used to estimate their fair values at June 30, 2009. We do not presently believe we are at risk of default for our ARS due to the nature and guarantees of the underlying collateral; however, we will continue to evaluate the market factors in subsequent periods. The proceeds of our ARS sales were used to reduce our line of credit. We paid off the remaining balance outstanding on our Citigroup Global Markets, Inc. line of credit in June 2009, leaving $84 million available to us under this line of credit.
     We expect to meet our obligations as they become due through available cash, investment securities and internally generated funds, supplemented as necessary by debt and/or equity financings. We expect to generate positive working capital through our operations in 2009. Assuming that we utilize the predelivery short-term borrowing facility available to us as well as our ARS collateralized lines of credit, we believe that our working capital will be sufficient to meet our cash requirements for at least the next 12 months. However, we cannot predict what the effect on our business might be from the extremely competitive environment we are operating in or from events that are beyond our control, such as volatile fuel prices, the economic recession, the global credit and liquidity crisis, weather-related disruptions, the impact of airline bankruptcies or consolidations, U.S. military actions or acts of terrorism.

Contractual Obligations
     Our noncancelable contractual obligations at June 30, 2009, as adjusted for a July 2009 amendment to our Airbus A320 purchase agreement, which deferred delivery of three Airbus A320 aircraft, which were previously scheduled for delivery in 2010 until 2011, and a July 2009 amendment extending the lease of two of our aircraft, both amendments described below, include the following (in millions):

	Payments due in
	Total	2009	2010	2011	2012	2013	Thereafter
Long-term debt and capital lease obligations (1)	$4,411	$153	$551	$314	$307	$497	$2,589
Lease commitments	1,910	112	206	192	169	139	1,092
Flight equipment obligations	4,575	5	130	575	1,010	955	1,900
Short-term borrowings	10	10	—	—	—	—	—
Financing obligations and other (2)	3,702	116	161	164	200	216	2,845

Total	$14,608	$396	$1,048	$1,245	$1,686	$1,807	$8,426

(1)	Includes actual interest and estimated interest for floating-rate debt based on June 30, 2009 rates.

(2)	Amounts include noncancelable commitments for the purchase of goods and services.
     There have been no material changes in the terms of our debt instruments from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources included in our our 2008 Form 10-K, as updated in our Current Report on Form 8-K as filed on June 1, 2009, or collectively, our 2008 Annual Report. We are not subject to any financial covenants in any of our debt obligations, except for the requirement to maintain $300 million in cash and cash equivalents related to our line of credit agreement with Citigroup Global Markets collateralized by our ARS entered into in July 2008, as refinanced in April 2009. We have $108 million of restricted cash pledged under standby letters of credit related to certain of our leases, credit card processors and other business partners.
     As of June 30, 2009, we operated a fleet of 110 Airbus A320 aircraft and 41 EMBRAER 190 aircraft, of which 96 were owned, 51 were leased under operating leases and 4 were leased under capital leases. The average age of our operating fleet was 3.8 years at June 30, 2009. In February 2009, we amended our EMBRAER purchase agreement, canceling two options for deliveries in 2015. Additionally, in March 2009, we deferred delivery of 3 aircraft originally scheduled for delivery in 2010 to 2012. In July 2009, we amended our Airbus purchase agreement, deferring delivery of three aircraft previously scheduled for delivery in 2010 to 2011 and canceling six options to purchase aircraft at a future date. Additionally, in July 2009, we extended the lease on two of our aircraft, one of which previously expired in December 2009 and the other in March 2010. Including our July purchase amendment, we had on order 55 Airbus A320 aircraft and 60 EMBRAER 190 aircraft; with options to acquire 15 additional Airbus A320 aircraft and 83 additional EMBRAER 190 aircraft as follows:

	Firm			Option
	Airbus	EMBRAER		Airbus	EMBRAER
Year	A320	190	Total	A320	190	Total

Remainder of 2009	—	—	—	—	—	—
2010	—	—	—	—	5	5
2011	8	4	12	—	11	11
2012	13	13	26	—	12	12
2013	13	12	25	7	14	21
2014	12	12	24	4	21	25
2015	9	9	18	4	20	24
2016	—	10	10	—	—	—

	55	60	115	15	83	98

     Committed expenditures for our 115 firm aircraft and 19 spare engines include estimated amounts for contractual price escalations and predelivery deposits. Although we believe that debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot give assurance that we will be able to secure financing on terms attractive to us, if at all, which may require us to modify our aircraft acquisition plans. Capital expenditures for facility improvements, spare parts, and ground purchases are expected to be approximately $85 million for the remainder of 2009.
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
     JetBlue utilizes several credit card companies to process ticket sales. Although our credit card processing agreements do not contain any financial covenants, they do allow for the processors to maintain cash reserves or other collateral until air travel is provided. We currently maintain $50 million in reserves with one of our primary processors in the form of a letter of credit. Should our credit card processors require additional reserves, the negative impact on our liquidity, depending on the amount of required additional reserves, could be significant, which could adversely affect our business.
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
Critical Accounting Policies and Estimates
     There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates included in our 2008 Annual Report.
New Accounting Standards
     Effective January 1, 2009, we adopted the provisions of FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which applies to all convertible debt instruments that have a “net settlement feature”; that is, by their terms, they may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. Previous guidance provided accounting for this type of convertible debt instrument entirely as debt. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We have retrospectively applied this change in accounting to affected accounts for all periods presented.
     Since our 3.75% convertible unsecured debentures due 2035, or 3.75% Debentures, have an option to be settled in cash, they qualify for treatment under this new accounting standard. Our effective borrowing rate for nonconvertible debt at the time of issuance of the 3.75% Debentures was estimated to be 9%, which resulted in $52 million of the $250 million aggregate principal amount of debentures issued, or $31 million after taxes, being attributable to equity. This treatment resulted in $10 million and $11 million higher interest expense in 2008 and 2007, respectively. As of December 31, 2008, $10 million of the initial $52 million debt discount remained unamortized. We recognized $6 million of additional interest expense in each of the six months ended June 30, 2009 and 2008.
     In June 2009, the EITF reached final consensus on Issue 09-1, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance, or Issue 09-1, which changes the accounting for equity share lending arrangements on an entity’s own shares when executed in contemplation of a convertible debt offering. Issue 09-1 requires the share lending arrangement to be measured at fair value and recognized as an issuance cost. These issuance costs should then be amortized as interest expense over the life of the financing arrangement. Shares loaned under these arrangements should be excluded from computation of earnings per share. Issue 09-1 is effective for fiscal years beginning after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of the fiscal year. We are currently evaluating the impact this Issue will have on our financial statements.
Other Information
     Recent Awards. In June 2009, JetBlue was recognized by J.D. Power and Associates as having the highest customer satisfaction among low-cost carriers in North America for the fifth consecutive year.
     Forward-Looking Information. This report contains forward-looking statements relating to future events and our future performance, including, without limitation, statements regarding financial forecasts or projections, our expectations, beliefs, intentions or future strategies, that are signified by the words “expects”, “anticipates”, “intends”, “believes”, “plans” or similar language. Our actual results and the timing of certain events could differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date of this report. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change prior to the end of each quarter or year. Although these expectations may change, we may not inform you if they do.
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
     Additional information concerning these and other factors is contained in our SEC filings, including but not limited to our 2008 Annual Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
     There have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2008 Annual Report, except as follows:
     Aircraft Fuel. As of June 30, 2009, we had hedged approximately 12% of our expected remaining 2009 fuel requirements using heating oil collars and crude oil caps, and approximately 10% of our expected 2010 fuel requirements using crude oil caps. Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the June 30, 2009, cost per gallon of fuel, including the effects of our fuel hedges. Based on our projected twelve month fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $83 million, compared to an estimated $175 million for 2008 measured as of June 30, 2008. See Note 8 to our unaudited condensed consolidated financial statements for additional information.

     Fixed Rate Debt. On June 30, 2009, our $493 million aggregate principal amount of convertible debt had an estimated fair value of $516 million, based on quoted market prices.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2009.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
     The following is an update to Item 1A — Risk Factors contained in our 2008 Form 10-K, as updated in our Current Report on Form 8-K as filed on June 1, 2009, or collectively, our 2008 Annual Report. For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to our 2008 Annual Report.
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
     In an effort to try to reduce delays and modernize the airport, the FAA and the Port Authority of New York and New Jersey, or PANYNJ, will be undertaking major construction work at JFK. Their plans include the creation of new taxiways and holding pads, runway widening and rehabilitation, as well as the installation of new ground radar, lighting and other navigation equipment. Most significantly, the project will include two major runway closures, one which occurred in April 2009 and one from March through June 2010. While we believe the results of this project may ultimately help to alleviate some of the challenges of operating at JFK, our operations may be adversely impacted during these runway closures.
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
     Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, that involve significant compliance costs. In the last several years, Congress has passed laws, and the DOT, FAA and the TSA have issued regulations relating to the operation of airlines that have required significant expenditures. We expect to continue to incur expenses in connection with complying with government regulations. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. If adopted, these measures could have the effect of raising ticket prices, reducing revenue and increasing costs. The FAA has convened an Aviation Rulemaking Committee, or ARC, to examine crew rest requirements. Depending on the outcome of the ARC, if there are significant changes to crew rest requirements, our business could be adversely affected. We cannot assure you that these and other laws or regulations enacted in the future will not harm our business.
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
     Many aspects of airlines’ operations also are subject to increasingly stringent federal, state, local and foreign laws protecting the environment. There is growing consensus that some form of regulation will be forthcoming at the federal level with respect to greenhouse gas emissions (including carbon dioxide (CO2)) and such regulation could result in the creation of substantial additional costs in the form of taxes or emission allowances. Since the domestic airline industry is increasingly price sensitive, we may not be able to recover the cost of compliance with new or more stringent environmental laws and regulations from our passengers, which could adversely affect our business. Although it is not expected that the costs of complying with current environmental regulations will have a material adverse effect on our financial position, results of operations or cash flows, no assurance can be made that the costs of complying with environmental regulations in the future will not have such an effect. The impact to us and our industry from such actions is likely to be adverse and could be significant, particularly if regulators were to conclude that emissions from commercial aircraft cause significant harm to the upper atmosphere or have a greater impact on climate change than other industries.
     We rely heavily on automated systems to operate our business and any failure of these systems could harm our business.
     We are dependent on automated systems and technology to operate our business, enhance customer service and achieve low operating costs. The performance and reliability of our automated systems is critical to our ability to operate our business and compete effectively. These systems include our computerized airline reservation system, flight operations system, telecommunications systems, website, maintenance systems, check-in kiosks and in-flight entertainment systems. Since we now only issue electronic tickets, our website and reservation system, the latter of which we have recently decided to replace, must be able to accommodate a high volume of traffic and deliver important flight information. These systems require upgrades or replacement periodically, which involve implementation and other operational risks, and our business may be harmed if we fail to replace or upgrade systems successfully. We are in the process of transitioning to a new customer service system, which we anticipate will be implemented in 2010. If we encounter issues in successfully implementing this system on a timely basis, our business may be harmed.
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
     We could be adversely affected by an outbreak of a disease that affects travel behavior.
     In the second quarter of 2009, there was an outbreak of the H1N1 virus which had an adverse impact throughout our network, including on our operations to and from Mexico. Any outbreak of a disease (including a worsening of the outbreak of the H1N1 virus) that affects travel behavior could have a material adverse impact on us. In addition, outbreaks of disease could result in quarantines of our personnel or an inability to access facilities or our aircraft, which could adversely affect our operations.
Item 4. Submission of Matters to a Vote of Security Holders.

The stockholders of the Company voted on four items at the Annual Meeting of Stockholders held on May 14, 2009:
1.	The election of five directors to terms ending in 2010;

2.	A proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2009;

3.	A proposal to increase to the Company’s authorized capital;

4.	A stockholder proposal regarding adoption of a majority vote standard for uncontested director elections.
The nominees for directors were elected based upon the following votes:

	For	Withheld
Peter Boneparth	228,726,675	4,610,696
Kim Clark	228,431,689	4,905,682
Stephan Gemkow	146,307,473	87,029,898
Joel Peterson	228,430,493	4,906,878
Ann Rhoades	223,212,630	10,124,741
There were no broker non-votes on this matter.
The proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009 received the following votes:

Votes for approval	230,281,396
Votes Against	2,584,406
Abstentions	471,569
There were no broker non-votes on this matter.
The proposal to approve amendments to the Company’s Amended and Restated Certificate of Incorporation to increase the Company’s authorized capital received the following votes:

Votes for approval	65,896,790
Votes Against	121,708,156
Abstentions	187,676
Broker non-votes	45,544,749
A shareholder-sponsored proposal to recommend that the Company’s Board of Directors adopt a majority vote standard for uncontested director elections received the following votes:

Votes for approval	99,047,791
Votes Against	88,436,019
Abstentions	308,813
Broker non-votes	45,544,748
Item 6. Exhibits.
     Exhibits: See accompanying Exhibit Index included after the signature page of this report for a list of the exhibits filed or furnished with this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION (Registrant)
Date: July 28, 2009	By:	/s/ DONALD DANIELS
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit
10.3(r)*	Side Letter No. 27 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated June 5, 2009.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32	Certification Pursuant to Section 1350, furnished herewith.

*	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the SEC.