Form 10-Q
period 2009-09-30
JETBLUE AIRWAYS CORP
filed 2009-10-27
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☑
As of September 30, 2009, there were 290,305,387 shares of the registrant’s common stock, par value $.01, outstanding.

JetBlue Airways Corporation
FORM 10-Q
INDEX

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30,	December 31,
	2009	2008
	(unaudited)	(as adjusted, Note 3)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$951	$561
Investment securities and derivative assets	214	10
Receivables, less allowance	82	86
Restricted cash	48	78
Prepaid expenses and other	227	227

Total current assets	1,522	962

PROPERTY AND EQUIPMENT
Flight equipment	4,164	3,832
Predelivery deposits for flight equipment	132	163

	4,296	3,995
Less accumulated depreciation	506	406

	3,790	3,589

Other property and equipment	503	487
Less accumulated depreciation	160	134

	343	353

Assets constructed for others	544	533
Less accumulated depreciation	21	5

	523	528

Total property and equipment	4,656	4,470

OTHER ASSETS
Investment securities	5	244
Restricted cash	65	69
Other	285	275

Total other assets	355	588

TOTAL ASSETS	$6,533	$6,020

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30,	December 31,
	2009	2008
	(unaudited)	(as adjusted, Note 3)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$114	$144
Air traffic liability	457	445
Accrued salaries, wages and benefits	131	107
Other accrued liabilities	109	113
Short-term borrowings	10	120
Current maturities of long-term debt and capital leases	380	152

Total current liabilities	1,201	1,081

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	2,972	2,872

CONSTRUCTION OBLIGATION	523	512

DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	229	197
Other	97	92

	326	289

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 500,000,000 shares authorized, 317,391,718 and 288,633,882 shares issued and 290,305,387 and 271,763,139 outstanding in 2009 and 2008, respectively	3	3
Treasury stock, at cost; 27,086,942 and 16,878,876 shares in 2009 and 2008, respectively	(1)	—
Additional paid-in capital	1,412	1,287
Retained earnings	107	60
Accumulated other comprehensive income (loss)	(10)	(84)

Total stockholders’ equity	1,511	1,266

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,533	$6,020

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(as adjusted,		(as adjusted,
		Note 3)		Note 3)
OPERATING REVENUES
Passenger	$764	$807	$2,191	$2,334
Other	90	95	263	243

Total operating revenues	854	902	2,454	2,577

OPERATING EXPENSES
Aircraft fuel	246	394	687	1,072
Salaries, wages and benefits	199	173	576	519
Landing fees and other rents	56	52	160	152
Depreciation and amortization	59	54	170	145
Aircraft rent	31	33	95	97
Sales and marketing	38	38	113	118
Maintenance materials and repairs	40	32	111	97
Other operating expenses	119	104	327	317

Total operating expenses	788	880	2,239	2,517

OPERATING INCOME	66	22	215	60

OTHER INCOME (EXPENSE)
Interest expense	(50)	(67)	(148)	(182)
Capitalized interest	2	15	6	43
Interest income and other	5	20	6	40

Total other income (expense)	(43)	(32)	(136)	(99)

INCOME (LOSS) BEFORE INCOME TAXES	23	(10)	79	(39)

Income tax (benefit) expense	8	(2)	32	(12)

NET INCOME (LOSS)	$15	$(8)	$47	$(27)

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.05	$(0.03)	$0.18	$(0.12)

Diluted	$0.05	$(0.03)	$0.16	$(0.12)

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine months ended
	September 30,
	2009	2008
		(as adjusted, Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$47	$(27)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	32	(12)
Depreciation	139	134
Amortization	35	15
Stock-based compensation	12	13
Collateral returned (deposits) for derivative instruments	130	(30)
Changes in certain operating assets and liabilities	(59)	49
Other, net	21	(33)

Net cash provided by operating activities	357	109

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(372)	(498)
Predelivery deposits for flight equipment	(19)	(45)
Proceeds from the sale of flight equipment	58	164
Assets constructed for others	(38)	(108)
Sale of auction rate securities	54	—
Purchase of available-for-sale securities	—	(69)
Sale of available-for-sale securities	—	391
Increases/decreases in security deposits and letters of credit	(4)	(64)
Other, net	—	2

Net cash provided by investing activities	(321)	(227)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	116	317
Issuance of long-term debt	446	578
Aircraft sale and leaseback transactions	—	26
Short-term borrowings and lines of credit	13	18
Construction obligation	42	104
Repayment of long-term debt and capital lease obligations	(130)	(487)
Repayment of short-term borrowings and lines of credit	(120)	(41)
Other, net	(13)	(22)

Net cash provided by financing activities	354	493

INCREASE IN CASH AND CASH EQUIVALENTS	390	375

Cash and cash equivalents at beginning of period	561	190

Cash and cash equivalents at end of period	$951	$565

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
Note 1 — Summary of Significant Accounting Policies
     Basis of Presentation: Our condensed consolidated financial statements include the accounts of JetBlue Airways Corporation and our subsidiaries, collectively “we” or the “Company”, with all intercompany transactions and balances having been eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with our 2008 audited financial statements included in our Current Reports on Form 8-K filed on June 1, 2009 and August 26, 2009, or collectively, our 2008 Annual Report.
     These condensed consolidated financial statements are unaudited and have been prepared by us in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, and, in our opinion, reflect all adjustments including normal recurring items which are necessary to present fairly the results for interim periods. Our revenues are recorded net of excise and other related taxes in our condensed consolidated statements of operations.
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
     New Accounting Pronouncements: Effective January 1, 2009, we adopted the provisions of Accounting Standards Codification, or ASC, Subtopic 470-20, Debt with Conversion and other Options, or ASC 470-20, which applies to all convertible debt instruments that have a “net settlement feature”, which means instruments that by their terms may be settled either wholly or partially in cash upon conversion. Under ASC 470-20, the liability and equity components of convertible debt instruments that may be settled wholly or partially in cash upon conversion must be accounted for separately in a manner reflective of their issuer’s nonconvertible debt borrowing rate. Previous guidance provided accounting for this type of convertible debt instrument entirely as debt. We have retrospectively applied this change in accounting to affected accounts for all periods presented. Refer to Note 3 for more information. Also refer to our Current Reports on Form 8-K filed on June 1, 2009 and August 26, 2009, which updated our financial information for 2008, 2007, and 2006 as a result of our adoption.
In April 2009, the Financial Accounting Standards Board, or FASB, issued an update to ASC 825-10, Financial Instruments, to require an entity to provide interim disclosures about the fair value of all financial instruments and to include disclosures related to the methods and significant assumptions used in estimating those instruments. This was effective for interim and annual periods ending after June 15, 2009. We have included these additional disclosures in Note 3.

In April 2009, the FASB issued an update to ASC 820, Fair Value Measurements and Disclosures, to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. Additionally, additional disclosures are required regarding fair value in interim and annual reports. These provisions are effective for interim and annual periods ending after June 15, 2009. We have included these additional disclosures in Note 9.
In May 2009, the FASB issued ASC 855, Subsequent Events, which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. ASC 855 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, this requires disclosure of the date through which subsequent events were evaluated. These requirements are effective for interim and annual periods after June 15, 2009. We adopted these requirements for the quarter ended June 30, 2009, and have evaluated subsequent events through October 27, 2009.
In June 2009, the FASB issued an update of ASC 105, Generally accepted accounting principles, changing the accounting for securitizations and special-purpose entities. ASC 105 enhances disclosure requirements related to the transfers of financial assets, including securitization transactions, and the continuing risk exposures related to transferred financial assets. The concept of a “qualifying special-purpose entity” is eliminated and the requirements for derecognizing financial assets have been modified. ASC 105 modifies the criteria which determine whether an entity should be consolidated. ASC 105 enhances the disclosure requirements related to an entity’s involvement with variable interest entities and any changes to the related risk exposure. ASC 105 will be effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact this adoption will have on our financial statements and related disclosures.
In June 2009, the FASB issued an update of ASC 105, Generally accepted accounting principles, which establishes the FASB Accounting Standards CodificationTM, or Codification, which supersedes all existing accounting standard documents and will become the single source of authoritative non-governmental U.S. GAAP. All other accounting literature not included in the Codification will be considered non-authoritative. We have conformed our financial statements and related Notes to the new Codification for the quarter ended September 30, 2009.
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
In September 2009, the Emerging Issues Task Force of the FASB, or EITF, reached final consensus on Issue 08-1, Revenue Arrangements with Multiple Deliverables, or Issue 08-1, which will update ASC 605,

Revenue Recognition, and changes the accounting for certain revenue arrangements. The new requirements change the allocation methods used in determining how to account for multiple payment streams and will result in the ability to separately account for more deliverables, and potentially less revenue deferrals. Additionally, Issue 08-1 requires enhanced disclosures in financial statements. Issue 08-1 is effective for revenue arrangements enter into or materially modified in fiscal years beginning after June 15, 2010 on a prospective basis, with early application permitted. We are currently evaluating the impact this Issue will have on our financial statements.
Note 2 — Share-Based Compensation
     During the nine months ended September 30, 2009, we granted approximately 2.2 million restricted stock units under our Amended and Restated 2002 Stock Incentive Plan, at a weighted average grant date fair value of $4.60 per share. We issued approximately 0.5 million shares of our common stock in connection with the vesting of restricted stock units during the nine months ended September 30, 2009. At September 30, 2009, 3.3 million restricted stock units were unvested with a weighted average grant date fair value of $5.14 per share.
     LiveTV Management Incentive Plan. In April 2009, our Board of Directors approved the LiveTV Management Incentive Plan, or MIP, an equity based incentive plan for certain members of leadership at our wholly-owned subsidiary, LiveTV. Notional equity units are available under the MIP, representing up to 12% of the notional equity interest of LiveTV, with the award value based on the increase in the value of the LiveTV entity over time subject to certain adjustments. Awards are payable in cash upon the achievement of certain events, or in February 2013, whichever is first. Compensation cost will be recorded ratably over the service period ending in 2012. As of September 30, 2009, we have recorded an insignificant amount as a liability related to the outstanding awards we expect to ultimately vest, including an estimate for pre-vesting forfeitures.
Note 3 — Long-term Debt, Short-term Borrowings, and Capital Lease Obligations
6.75% $201 million Convertible Debentures due 2039
     On June 9, 2009, we completed a public offering of $115 million aggregate principal amount of 6.75% Series A convertible debentures due 2039, or the Series A Debentures, and approximately $86 million aggregate principal amount of 6.75% Series B convertible debentures due 2039, or the Series B Debentures, and collectively with the Series A Debentures, the Debentures. The Debentures are general obligations and rank equal in right of payment with all of our existing and future senior unsecured debt, effectively junior in right of payment to our existing and future secured debt, including our secured equipment debentures, to the extent of the value of the assets securing such debt, and senior in right of payment to any subordinated debt. In addition, the Debentures are structurally subordinated to all existing and future liabilities of our subsidiaries. The net proceeds were approximately $197 million after deducting underwriting fees and other transaction related expenses. Interest on the Debentures is payable semi-annually on April 15 and October 15. The first interest payment on the Debentures was paid October 15, 2009.
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
$250 million 3.75% Convertible Debt due 2035
     Effective January 1, 2009, we adopted the newest provisions of ASC 470-20, which applies to all convertible debt instruments that have a “net settlement feature”, which means instruments that by their terms may be settled either wholly or partially in cash upon conversion. Under these new provisions, the liability and equity components of convertible debt instruments that may be settled wholly or partially in cash upon conversion must be accounted for separately in a manner reflective of their issuer’s nonconvertible debt borrowing rate. Since our 3.75% convertible unsecured debentures due 2035, or 3.75% Debentures, have an option to be settled in cash, they qualify for treatment under this new accounting standard.
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

	As of
	September 30,	December 31,
	2009	2008
Principal amount	$156	$177
Unamortized discount	(3)	(11)

Net carrying amount	$153	$166

Additional paid-in capital, net	$29	$31

     The following table illustrates the effect on our consolidated statement of operations for the three and nine months ended September 30, 2008 (in millions, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2008
Interest expense	$(3)	$(9)
Interest income and other	(3)	(3)

Income (loss) before income taxes	$(6)	$(12)
Income tax (benefit) expense	(2)	(4)

Net income (loss)	$(4)	$(8)

Income (loss) per common share:
Basic	$(0.01)	$(0.04)

Diluted	$(0.01)	$(0.04)

     Interest expense related to these debentures consisted of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
3.75% contractual rate	$2	$2	$5	$7
Discount amortization	2	3	6	8

Total interest expense	$4	$5	$11	$15

Effective interest rate	9%	9%	9%	9%
     During the nine months ended September 30, 2009, we voluntarily purchased approximately $20 million principal amount of our 3.75% Debentures at a slight discount to par. Of the total consideration paid, $2 million was allocated to the reacquisition of the equity component, resulting in a $2 million gain on the extinguishment of debt after writing off unamortized debt discount and issuance costs.
Citigroup Global Markets, Inc. Line of Credit
     In April 2009, we refinanced our Citigroup Global Markets, Inc. line of credit, extending the maturity to April 2010. During the nine months ended September 30, 2009, we repaid approximately $110 million on this line of credit. As of September 30, 2009, we had no balance outstanding and $60 million available to us under the line of credit. In October 2009, we entered into an agreement with Citigroup Global Markets, Inc. whereby we sold the auction rate securities which secured this line of credit. In conjunction with this transaction, we terminated the line of credit we had with Citigroup. See Note 9 for further information.
5.5% $201 million Convertible Debentures due 2038
     During the nine months ended September 30, 2009, approximately $3 million aggregate principal amount of these debentures were voluntarily converted by holders into approximately 0.6 million shares of our common stock. Borrowed shares equivalent to the number of shares issued upon conversions were returned to us on September 1, 2009 pursuant to the terms and conditions of the share lending agreement.

Other Indebtedness
     During the nine months ended September 30, 2009, we issued $143 million in non-public fixed rate equipment notes due through 2024 and $102 million in non-public floating rate equipment notes due through 2019, all of which were previously committed and which are secured by three Airbus A320 aircraft and six EMBRAER 190 aircraft. Scheduled principal payments on our outstanding debt and capital leases for the nine months ended September 30, 2009 totaled $110 million. At September 30, 2009, the weighted average interest rate of all of our long-term debt was 4.6% and scheduled maturities were $49 million for the remainder of 2009, $384 million in 2010, $175 million in 2011, $176 million in 2012, $375 million in 2013 and $2.19 billion thereafter. The weighted average interest rate of our outstanding short-term borrowings at September 30, 2009 and December 31, 2008 was 2.3% and 5.6%, respectively.
     The carrying amounts and estimated fair values of our long-term debt at September 30, 2009 were as follows (in millions):

	Carrying	Estimated
	Value	Fair Value
Public Debt
Floating rate enhanced equipment notes
Class G-1, due through 2016	$275	$206
Class G-2, due 2014 and 2016	373	239
Class B-1, due 2014	49	33
Fixed rate special facility bonds, due through 2036	87	72
6 3/4% convertible debentures due in 2039	201	296
3 3/4% convertible debentures due in 2035	153	152
5 1/2% convertible debentures due in 2038	123	186
3 1/2% convertible notes due in 2033	1	1

Non-Public Debt
Floating rate equipment notes, due through 2020	717	609
Fixed rate equipment notes, due through 2024	1,178	1,040

Total	$3,157	$2,834

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
Note 4 — Comprehensive Income (Loss)
     Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting, and unrealized losses on our auction rate securities, or ARS, which were classified as available for sale securities at September 30, 2008. The differences between net income (loss) and comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 are as follows (in millions):

	Three Months Ended
	September 30,
	2009	2008
Net income (loss)	$15	$(8)

Unrealized gain (loss) on derivative instruments (net of $6 and $65 of taxes)	9	(101)
Unrealized gain (loss) on investment securities classified as available for sale (net of $0 and $0 of taxes)	—	1

Total other comprehensive income (loss)	9	(100)

Comprehensive income (loss)	$24	$(108)

	Nine Months Ended
	September 30,
	2009	2008
Net income (loss)	$47	$(27)

Unrealized gain (loss) on derivative instruments (net of $48 and $32 of taxes)	74	(49)
Unrealized gain (loss) on investment securities classified as available for sale (net of $0 and $5 of taxes)	—	(8)

Total other comprehensive income (loss)	74	(57)

Comprehensive income (loss)	$121	$(84)

     A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the three and nine months ended September 30, 2009 is as follows (in millions):

	Aircraft Fuel	Interest Rate
	Derivatives	Swaps	Total
Beginning accumulated gains (losses), at June 30, 2009	$(16)	$(3)	$(19)
Reclassifications into earnings	14	—	14
Change in fair value	(1)	(4)	(5)

Ending accumulated gains (losses), at September 30, 2009	$(3)	$(7)	$(10)

	Aircraft Fuel	Interest Rate
	Derivatives	Swaps	Total
Beginning accumulated gains (losses), at December 31, 2008	$(78)	$(6)	$(84)
Reclassifications into earnings	74	—	74
Change in fair value	1	(1)	—

Ending accumulated gains (losses), at September 30, 2009	$(3)	$(7)	$(10)

Note 5 — Earnings (Loss) Per Share
     The following table shows how we computed basic and diluted earnings (loss) per common share (dollars in millions; share data in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$15	$(8)	$47	$(27)
Effect of dilutive securities:
Interest on convertible debt, net of income taxes	3	—	6	—

Net income (loss) applicable to common stockholders after assumed conversion for diluted earnings per share	$18	$(8)	$53	$(27)

Denominator:
Weighted average shares outstanding for basic earnings (loss) per share	272,218	225,927	256,229	221,875
Effect of dilutive securities:
Employee stock options	3,346	—	2,967	—
Convertible debt	68,605	—	68,605	—

Adjusted weighted average shares outstanding and assumed conversions for diluted earnings (loss) per share	344,169	225,927	327,801	221,875

Shares excluded from EPS calculation (in millions):
Shares issuable upon conversion of our convertible debt since assumed conversion would be antidilutive	9.2	56.4	9.2	56.4
Shares issuable upon exercise of outstanding stock options since assumed exercise would be antidilutive	23.0	27.9	24.2	27.9
     As of September 30, 2009, a total of approximately 18.0 million shares of our common stock, which were lent to our share borrower pursuant to the terms of our share lending agreement as described in Note 2 to our 2008 Annual Report, were issued and outstanding for corporate law purposes, and holders of the borrowed shares have all the rights of a holder of our common stock. However, because the share borrower must return all borrowed shares to us (or identical shares or, in certain circumstances, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings (loss) per share.
Note 6 — Employee Retirement Plan
     We sponsor a retirement savings 401(k) defined contribution plan, or the Plan, a component of which is a profit sharing plan. All employees are eligible to participate in the Plan. Our contributions expensed for the Plan for the three months ended September 30, 2009 and 2008 were $13 million and $10 million, respectively, and contributions expensed for the Plan for the nine months ended September 30, 2009 and 2008 were $36 million and $32 million respectively.
Note 7 — Commitments and Contingencies
     In July 2009, we amended our Airbus purchase agreement, deferring delivery of three aircraft previously scheduled for delivery in 2010 to 2011. Additionally, we cancelled six options previously scheduled for delivery in 2011 and 2012. In July 2009, we also extended the lease on two of our aircraft, one of which was previously scheduled to expire in December 2009 and the other in March 2010. These extensions resulted in an additional $11 million of lease commitments through 2012. In February 2009, we amended our EMBRAER purchase agreement, canceling two options originally scheduled for delivery in 2015. In March 2009, we elected to defer delivery of three aircraft originally scheduled for delivery in 2010 to 2012.
     In January 2009, we sold two new EMBRAER 190 aircraft immediately after such aircraft were received by us. We understand these two EMBRAER 190 aircraft are now being operated by Azul Linhas Aéreas Brasileiras, SA, or Azul, an airline founded by David Neeleman, our former Chairman of the Board, in addition to two aircraft previously leased to Azul in 2008.
     As of September 30, 2009, our firm aircraft orders consisted of 55 Airbus A320 aircraft, 60 EMBRAER 190 aircraft and 19 spare engines scheduled for delivery through 2016. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $5 million for the remainder of 2009, $130 million in 2010, $570 million in 2011, $1.01 billion in 2012, $955 million in 2013 and $1.90 billion thereafter.
     We have entered into sale-leaseback arrangements with a third party lender for 45 of our operating aircraft. The sale-leasebacks occurred simultaneously with the delivery of the related aircraft to us from their manufacturers. Each sale-leaseback transaction was structured with a separate trust set up by the third party lender, the assets of which consists of the one aircraft initially transferred to it following the sale by us and the subsequent lease arrangement with us. Because of their limited capitalization and the potential need for additional financial support, these trusts are variable interest entities as defined in ASC 810, Consolidations. JetBlue does not retain any equity interests in any of these trusts and our obligations to them are limited to the fixed rental payments we are required to make to them, which are approximately $1.19 billion as of September 30, 2009. Our only interest in these entities is a fixed price option to acquire the aircraft at the end of the lease term that were not deemed to be bargain purchase options at lease inception. Since there are no other arrangements (either implicit or explicit) between us and the individual trusts that would result in our absorbing additional variability from the trusts, we concluded that we are not the primary beneficiary of these trusts. We account for these leases as operating leases, following the appropriate lease guidance as required by the Leases topic in the Codification.
     We utilize several credit card processors to process our ticket sales. Our agreements with these processors do not contain covenants, but do generally allow the processors to withhold cash reserves to protect the processor for potential liability for tickets purchased, but not yet used for travel. The letter of credit established for our primary credit card processor in 2008 was reduced by $5 million in June 2009 and further reduced by $20 million in August 2009, resulting in a balance of $30 million as of September 30, 2009. While we have experienced reductions in our collateral requirements recently, we may be required to issue additional collateral to our credit card processors, or other key vendors, in the future.
Note 8 — Financial Derivative Instruments and Risk Management
     Effective January 1, 2009, we adopted provisions of ASC 815, Derivatives and Hedging,

which enhances the disclosure requirements related to derivative instruments and hedging activity to improve the transparency of financial reporting.
     As part of our risk management strategy, we periodically purchase crude or heating oil option contracts or swap agreements in order to manage our exposure to the effect of changes in the price and availability of aircraft fuel. Prices for these commodities are normally highly correlated to aircraft fuel, making derivatives of them effective at providing short-term protection against sharp increases in average fuel prices. We also periodically enter into basis swaps for the differential between heating oil and jet fuel, as well as jet fuel swaps, to further limit the variability in fuel prices at various locations. To manage the variability of the cash flows associated with our variable rate debt, we have also entered into interest rate swaps. We do not hold or issue any derivative financial instruments for trading purposes.
     Aircraft fuel derivatives: We attempt to obtain cash flow hedge accounting treatment for each aircraft fuel derivative that we enter into. This treatment is provided for under the Derivatives and Hedging topic of the Codification, ASC 815, which allows for gains and losses on the effective portion of qualifying hedges to be deferred until the underlying planned jet fuel consumption occurs, rather than recognizing the gains and losses on these instruments into earnings for each period that they are outstanding. The effective portion of realized aircraft fuel hedging derivative gains and losses is recognized in fuel expense, while ineffective gains and losses are recognized in interest income and other. All cash flows related to our fuel hedging derivatives are classified as operating cash flows.
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
     As a result of the rapid decline in fuel prices experienced during the fourth quarter of 2008, we sold swap contracts to the original fuel counterparties covering all of our 2009 swap contracts, effectively capping our losses related to further oil price declines. At December 31, 2008, we had effectively exited all of our open swap contracts by entering into reverse swap sales with the same counterparties for the same quantity and duration of our existing swap contracts. The forecasted fuel consumption, for which these transactions were designated as cash flow hedges, occurred as originally expected; therefore, amounts deferred in other comprehensive income related to these contracts remained deferred until the forecasted fuel consumption occurred. At December 31, 2008, we had deferred $93 million, or $56 million net of taxes, of these losses in other comprehensive income associated with these contracts. We recognized all of these losses into fuel expense during the nine months ended September 30, 2009.
     Since exiting our contracts at the end of 2008, we have been revising our fuel hedging approach. During the second and third quarters of 2009, we entered into a variety of crude oil cap agreements, heating oil collars, and jet fuel swap agreements, most of which are designated as cash flow hedges for accounting purposes. The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of September 30, 2009, related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

	Crude oil cap	Heating oil	Jet fuel swap
	agreements	collars	agreements	Total
Fourth Quarter 2009	10%	11%	37%	58%

First Quarter 2010	15%	5%	29%	49%

Second Quarter 2010	19%	5%	0%	24%

Third Quarter 2010	18%	5%	0%	23%

Fourth Quarter 2010	20%	5%	0%	25%

First Quarter 2011	3%	0%	0%	3%
     During the three months ended September 30, 2009, we also entered into additional jet fuel swap agreements covering approximately 3% of our projected fuel usage for the fourth quarter of 2009, which we have not designated as cash flow hedges for accounting purposes and as a result we mark to market in earnings each period based on their current fair value. During the nine months ended September 30, 2009, we also entered into basis swaps, which we have not designated as cash flow hedges for accounting purposes and as a result we mark to market in earnings each period based on their current fair value.
     Interest rate swaps: The interest rate hedges we had outstanding as of September 30, 2009 effectively swap floating rate debt for fixed rate debt, taking advantage of lower borrowing rates in existence since our original debt instruments were executed. As of September 30, 2009, we had $404 million in notional amount of debt outstanding related to these swaps, which cover certain interest payments through August 2016. The notional amount decreases over time to match scheduled repayments of the related debt.
     All of our outstanding interest rate swap contracts qualify as cash flow hedges in accordance with the derivative and hedging topic of the Codification, ASC 815. Since all of the critical terms of our swap agreements match the debt to which they pertain, there was no ineffectiveness relating to these interest rate swaps in 2008 or 2009 and all related unrealized losses were deferred in accumulated other comprehensive income. We recognized approximately $3 million in additional interest expense related to hedge effectiveness losses on our interest rate hedges during the nine months ended September 30, 2009.
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
     The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts. Our policy is to offset the liabilities represented by these contracts with any cash collateral paid to the counterparties. The table below reflects a summary of our collateral balances as of September 30, 2009 and December 31, 2008 (in millions):

	As of
	September 30,	December 31,
	2009	2008
Fuel derivatives
Cash collateral posted to counterparty offsetting hedge liability in other current liabilities	$4	$117
Cash collateral posted for settled fuel contracts in current liabilities	4	21

Interest rate derivatives
Cash collateral posted to counterparty offsetting hedge liability in other current liabilities	$12	$11
     The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements. The fair value of those contracts not designated as cash flow hedges was not material at either December 31, 2008 or September 30, 2009 (dollar amounts in millions).

	As of
	September 30,	December 31,
	2009	2008
Fuel derivatives
Asset fair value recorded in current investment securities and derivative assets	$11	$—
Asset fair value recorded in long term investment securities	5	—
Liability fair value recorded in other current liabilities (1)	6	35
Liability fair value of de-designated hedges recorded in other current liabilities (1) (2)	—	93
Longest remaining term (months)	18	12
Hedged volume (barrels, in thousands)	5,160	870
Estimated amount of existing gains (losses) expected to be reclassified into earnings in the next 12 months	(4)	(128)

Interest rate derivatives
Liability fair value recorded in other long term liabilities (1)	12	11
Estimated amount of existing gains (losses) expected to be reclassified into earnings in the next 12 months	(7)	(4)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Fuel derivatives
Hedge effectiveness gains (losses) recognized in aircraft fuel expense	$(23)	$22	$(121)	$105
Hedge ineffectiveness gains (losses) recognized in other income (expense)	*	(1)	*	*
Gains (losses) of derivatives not qualifying for hedge accounting recognized in other income (expense)	(2)	4	(2)	4
Hedge gains (losses) of derivatives recognized in comprehensive income, (see Note 4)	(1)	(132)	2	18
Percentage of actual consumption economically hedged	8%	42%	9%	41%

Interest rate derivatives
Hedge gains (losses) of derivatives recognized in comprehensive income, (see Note 4)	(7)	(1)	(2)	*

(1)	Gross liability, prior to impact of collateral posted

(2)	Includes the fair value of our reverse swap sales contracts that were entered into in order to effectively exit our original swap contracts. The value of these contracts was $44 million as of December 31, 2008, all of which settled by September 30, 2009.

*	Amount considered not material
Note 9 — Fair Value of Financial Instruments
     Under the Fair Value Measurements and Disclosures topic of the Codification, ASC 820, disclosures are required about how fair value is determined for assets and liabilities and hierarchy for which these assets and liabilities must be grouped is established, based on significant levels of inputs as follows:
     Level 1 quoted prices in active markets for identical assets or liabilities;

     Level 2 quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or
     Level 3 unobservable inputs, such as discounted cash flow models or valuations.
     The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2009 (in millions).

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$939	$—	$—	$939
Restricted cash	109	—	—	109
Short term investments	7	—	—	7
Auction rate securities (ARS)	—	—	194	194
Put option related to ARS	—	—	11	11
Aircraft fuel derivatives	—	16	—	16

	$1,055	$16	$205	$1,276

Liabilities
Aircraft fuel derivatives	$—	$6	$—	$6
Interest rate swap	—	—	12	12

	$—	$6	$12	$18

     Refer to Note 3 for fair value information related to our outstanding debt obligations as of September 30, 2009. The following tables reflect the activity for the major classes of our assets and liabilities measured at fair value using level 3 inputs (in millions) for the three and nine months ended September 30, 2009:

	Auction Rate	Put Option	Interest Rate
	Securities	related to ARS	Swaps	Total
Balance as of June 30, 2009	$215	$12	$(5)	$222
Transfers in	—	—	—	—
Total gains or (losses), realized or unrealized
Included in earnings	4	(1)	—	3
Included in comprehensive income	—	—	(7)	(7)
Purchases, issuances and settlements, net	(25)	—	—	(25)

Balance as of September 30, 2009	$194	$11	$(12)	$193

Balance as of December 31, 2008	$244	$14	$(10)	$248
Transfers in	—	—	—	—
Total gains or (losses), realized or unrealized
Included in earnings	4	(3)	—	1
Included in comprehensive income	—	—	(2)	(2)
Purchases, issuances and settlements, net	(54)	—	—	(54)

Balance as of September 30, 2009	$194	$11	$(12)	$193

     Cash and cash equivalents: Our cash and cash equivalents include money market securities and trade deposits which are readily convertible into cash with maturities of three months or less when purchased, both of which are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as level 1 within our fair value hierarchy.
     Short-term investments: Our short term investments include short-term, highly liquid investments with maturities greater than three months when purchased. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as level 1 within our fair value hierarchy.
     Auction rate securities: At September 30, 2009, the fair values of our ARS, all of which are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government), were estimated through discounted cash flow models. Since these inputs were not observable, they are classified as level 3 inputs. For the three months ended September 30, 2009, we recorded an unrealized holding gain on our ARS of $4 million, based on the current fair value. We classify our ARS as trading securities and therefore measure at each reporting period with the resulting gain (loss) recognized in other income (expense). Our classification as trading securities is based on our intent to trade the securities when market opportunities arise in order to increase our liquid investments due to the current economic uncertainty and the specific disposition agreement we have with one of our broker dealers. Our discounted cash flow analysis considered, among other things, the quality of the underlying collateral, the credit rating of the issuers, an estimate of when these securities are either expected to have a successful auction or otherwise return to par value, expected interest income to be received over this period, and the estimated required rate of return for investors. Because of the inherent subjectivity in valuing these securities, we also considered independent valuations obtained for each of our ARS as of September 30, 2009 in estimating their fair values. In February 2009, we sold certain ARS for $29 million, an amount which approximated their fair value as of December 31, 2008. The proceeds of these sales were used to reduce our line(s) of credit. In August 2009, we sold certain ARS for $25 million, an amount which approximated their fair value as of June 30, 2009.

     In October 2009, we entered into an agreement with Citigroup Global Markets, Inc., under which they have agreed to purchase our auction rate securities which had a par value of approximately $158 million. The $120 million in cash proceeds from these sales are not included in our September 30, 2009 cash balance, and did not result in significant gains or losses. In conjunction with this transaction, we terminated the line of credit we had with Citigroup.
     Put option related to ARS: We have elected to apply the fair value option under the Financial Instruments topic of the Codification, ASC 825, to UBS’s agreement to repurchase, at par, ARS brokered by them. As of September 30, 2009, the $11 million fair value of this put option is included in other current assets in our consolidated balance sheets with the resultant loss included in other income (expense). The change in fair value during the three and nine months ended September 30, 2009 was a loss of approximately $1 million and $3 million, respectively. The fair value of the put is determined by comparing the fair value of the related ARS, as described above, to their par values and also considers the credit risk associated with UBS. This put option will be adjusted on each balance sheet date based on its then fair value. The fair value of the put option is based on unobservable inputs and is therefore classified as level 3 in the hierarchy.
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
     Aircraft fuel derivatives: Our heating oil and jet fuel swaps, heating oil collars, and crude oil caps are not traded on public exchanges. Their fair values are determined based on inputs that are readily available from public markets; therefore, they are classified as level 2 inputs.
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
Note 11 — Income Taxes
     The effective tax rate on our income (loss) before taxes can differ from the statutory rates for various reasons from period to period, including but not limited to permanent differences, share-based compensation, non-deductible meals and other permanent differences, and changes in the valuation allowance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Outlook
     While the global economy appeared to show signs of improvement during the third quarter of 2009, weakened demand for domestic leisure and business air travel continued. The industry has continued to be aggressive with fare sales, which added to an already challenging pricing environment. Continued volatility and continued economic uncertainty may have a negative impact on our business, and therefore we continue to monitor closely consumer demand in order to promptly respond to changes in the demand environment. In an effort to increase demand during low travel periods and attract new customers, we launched our All-You-Can-Jet Pass promotion in September 2009, offering unlimited travel for one month at a fixed fee. Earlier this year, the Federal Aviation Administration, or FAA, released projections that in 2009, domestic airlines would see a 9% reduction in passengers. Furthermore, the International Airline Transportation Association, or IATA, recently predicted that 2009 global revenues would see dramatic decreases, and that industry recovery is not imminent. Domestic airlines have largely responded to the economic environment and softening demand by cutting capacity. In response to the uncertain economic conditions, we continue to focus on cost discipline, careful management of our fleet and capacity, and maintaining a strong liquidity position.
     Lower fuel prices throughout most of 2009, when compared to 2008, have helped to offset the weaker demand environment. In the fourth quarter of 2008, we began revising our fuel hedge program and effectively exited a majority of our 2009 fuel hedges outstanding at that time and prepaid a portion of our liability, limiting our exposure to additional cash collateral requirements. As a result, we benefited from the lower fuel prices throughout the first nine months of the year. In the second and third quarters of 2009, fuel prices began to rise, although they remain much lower than the record high prices of last year. In response, we entered into a variety of fuel hedge contracts covering approximately 61% of our forecasted consumption for the fourth quarter of 2009, 30% of our forecasted consumption for the full year 2010, and minimal amounts of our forecasted consumption for 2011. We will continue to monitor fuel prices closely, and adjust our approach to fuel hedging as we believe it is advisable.
     We continued our focus on maintaining a strong liquidity position. In October 2009, we entered into an agreement with Citigroup Global Markets, Inc. under which they agreed to purchase our auction rate securities, or ARS, which had a par value of approximately $158 million, for approximately $120 million. In June 2009, we successfully accessed the capital markets raising net proceeds of approximately $300 million through a $201 million convertible debt financing and a $112 million common stock offering. In July 2009, we deferred delivery of three A320 aircraft previously scheduled for delivery in 2010. As a result, we currently are not obligated to take delivery of any aircraft during 2010. During the first quarter, we sold two of our aircraft immediately after their delivery to us from their manufacturer. We currently expect our year end operating fleet to consist of the 110 Airbus A320 aircraft and 41 EMBRAER 190 aircraft that are currently in service. We have one of the youngest and most fuel efficient fleets in the industry, with an average age of 4.1 years, which we believe gives us a competitive advantage.
     In 2009, we have been growing our route network primarily through adding new destinations in the Caribbean and Latin America, markets which, in general, generate higher revenues and have historically matured more quickly than mainland flights of a comparable distance. We have approximately 20% of our capacity in the Caribbean and Latin America, and we expect this number to grow by the end of 2009. We commenced service to Bogotá, Colombia in January 2009, San Jose, Costa Rica in March 2009, Montego Bay, Jamaica in May 2009, and Bridgetown, Barbados and Vieux Fort, St. Lucia in October 2009. We have also announced plans to begin service to Kingston, Jamaica beginning in October 2009. In addition, we commenced service to Los Angeles, CA in June 2009 and from Boston, MA to Baltimore, MD in September 2009. The addition of this service has helped to strengthen our position as the largest carrier at Boston’s Logan International Airport in terms of destinations served.

     In September 2009, we received Department of Transportation, or DOT, approval to launch a commercial codeshare agreement with Deutsche Lufthansa AG, providing our customers with convenient connections at 12 of our domestic locations to Deutsche Lufthansa AG’s network of over 400 locations overseas. This new partnership with one of the world’s preeminent airlines, and our largest shareholder will allow us to leverage our positions at JFK and Boston. We have begun to sell connections under the new agreement and expect sales to increase as more people learn about our partnership and we add additional domestic and international connections in the future.
     We expect our full-year 2009 operating capacity to remain relatively flat, with growth between negative 1% to positive 1% over 2008 with the net addition of three Airbus A320 aircraft and six EMBRAER 190 aircraft to our operating fleet. We expect that the EMBRAER 190 aircraft will represent approximately 14% of our total 2009 operating capacity. Assuming fuel prices of $2.01 per gallon, net of effective hedges, our cost per available seat mile for 2009 is expected to decrease between 7% and 9% over 2008. We expect our full year operating margin to be between 7% and 9% and our pre-tax margin to be between 2% and 4%.
Results of Operations
     Our operating revenue per available seat mile for the quarter decreased 8% over the same period in 2008. Our average fares for the quarter decreased 11% over 2008 to $127.04, while our load factor declined 0.3 points to 83.7% from a year ago. Our on-time performance, defined by the DOT as arrival within 14 minutes of schedule, was 78.7% in the third quarter of 2009 compared to 69.3% for the same period in 2008, while our completion factor was 98.8% and 97.4% in 2009 and 2008, respectively.
Three Months Ended September 30, 2009 and 2008
     We reported net income of $15 million for the three months ended September 30, 2009, compared to a net loss of $8 million for the three months ended September 30, 2008. Diluted earnings per share were $0.05 for the third quarter of 2009 compared to diluted loss per share of $0.03 for 2008. Our operating income for the three months ended September 30, 2009 was $66 million compared to $22 million for the same period last year, and our pre-tax margin increased 3.8 points from 2008, to 2.7%.
     Operating Revenues. Operating revenues decreased 5%, or $48 million, over the same period in 2008 primarily due to a 5%, or $43 million, decrease in passenger revenues. The decrease in passenger revenues was attributable to a 0.3 point decrease in load factor on 3% more capacity and an 8% decrease in yield over the third quarter of 2008.
     Other revenue decreased 5%, or $5 million, primarily due to lower change fees. Other revenue also decreased due to lower marketing revenues, offset by an increase in excess baggage revenue and higher concession revenues from our new terminal at JFK.
     Operating Expenses. Operating expenses decreased 10%, or $92 million, over the same period in 2008, primarily due to lower fuel prices, partially offset by increased salaries, wages and benefits and maintenance expense. Operating capacity increased 3% to 8.4 billion available seat miles. Operating expenses per available seat mile decreased 13% to 9.40 cents for the three months ended September 30, 2009. Excluding fuel, our cost per available seat mile for the three months ended September 30, 2009 was 9% higher compared to the same period in 2008. Our operating expenses on a unit basis have increased due to a shift in capacity from transcontinental flying to shorter haul, which resulted in a 5% decrease in our average stage length year over year. In detail, operating costs per available seat mile were as follows (percent changes are based on unrounded numbers):

	Three Months Ended
	September 30,		Percent
	2009	2008	Change
	(in cents)
Operating expenses:
Aircraft fuel	2.93	4.84	(39.6)%
Salaries, wages and benefits	2.36	2.13	11.1%
Landing fees and other rents	.68	.64	5.9%
Depreciation and amortization	.70	.66	5.5%
Aircraft rent	.37	.40	(6.1)%
Sales and marketing	.45	.45	(1.4)%
Maintenance materials and repairs	.48	.40	21.7%
Other operating expenses	1.43	1.28	11.0%

Total operating expenses	9.40	10.80	(13.0)%

     Aircraft fuel expense decreased 38%, or $148 million, due to a 40% decrease in average fuel cost per gallon, or $160 million after the impact of fuel hedging, offset by an increase of 4 million gallons of aircraft fuel consumed, resulting in $12 million more in fuel expense. We recorded $23 million in effective fuel hedge losses during the third quarter of 2009 versus $22 million in effective fuel hedge gains during the third quarter of 2008. Our average fuel cost per gallon was $2.07 for the third quarter of 2009 compared to $3.42 for the third quarter of 2008.
     Salaries, wages and benefits increased 14%, or $26 million, primarily due to increases in pilot wages and related benefits under our new pilot employment agreements and a 7% increase in average full-time equivalent employees. The increase in full-time equivalent employees is partially driven by our policy of not furloughing employees during economic downturns and additional hirings related to training as we prepare for our new reservations system cutover in early 2010.
     Landing fees and other rents increased 9%, or $4 million, due primarily to higher landing fee rates and an 8% increase in departures over 2008, offset by $4 million reduction in airport rents at JFK from 2008 due to our terminal move.
     Depreciation and amortization increased 9%, or $5 million, primarily due to $5 million in amortization associated with Terminal 5, which we began operating from in October 2008, and $6 million related to having on average nine more owned aircraft in 2009. Depreciation and amortization in 2008 included an $8 million asset write-off related to our temporary terminal building at JFK.
     Sales and marketing expense remained relatively flat, due to $1 million in lower credit card fees resulting from decreased passenger revenues offset by $1 million in higher advertising costs.
     Maintenance, materials, and repairs increased 25%, or $8 million, due to an average of nine additional average operating aircraft in 2009, compared to the same period in 2008 and the age of our fleet. The average age of our fleet increased to 4.1 years compared to 3.5 years in the year ago period. Maintenance expense is expected to increase significantly as our fleet ages, which results in the need for additional repairs over time.

     Other operating expenses increased 14%, or $15 million, due to an increase in variable costs associated with 8% more departures versus 2008. Other operating expenses in 2008 were offset by $6 million for certain tax incentives and included $2 million in gains on sales of aircraft.
     Other Income (Expense). Interest expense decreased 25%, or $17 million, primarily due to lower interest rates and extinguishments of debt, totaling approximately $15 million, offset by the financing of six net additional aircraft and our 2009 6.75% convertible Debentures, which resulted in $8 million of additional interest expense. Interest expense in 2008 was also higher due to $5 million make whole payments from escrow in connection with the partial conversion of a portion of our 5.5% convertible debentures due 2038. Capitalized interest in 2008 included $13 million associated with the construction of our new terminal at JFK, which ceased being capitalized following the opening of the terminal in October 2008.
     Interest income and other decreased 75%, or $15 million, primarily due to lower interest rates earned on investments, and lower average cash and investment balances, resulting in $6 million lower interest income. This decrease was offset by a $3 million gain to reflect the fair value adjustment of our ARS, including the related put option in 2009. Our derivative instruments not qualifying for cash flow hedges in 2009 resulted in a loss of $2 million, compared to a $4 million gain in 2008. Additionally, in 2008, accounting ineffectiveness on crude and heating oil derivatives classified as cash flow hedges resulted in a $1 million loss. We are unable to predict what the amount of ineffectiveness will be related to these instruments, or the potential loss of hedge accounting, which is determined on a derivative-by-derivative basis, due to the volatility in the forward markets for these commodities.
Nine Months Ended September 30, 2009 and 2008
     We reported net income of $47 million for the nine months ended September 30, 2009 compared to a $27 million net loss for the nine months ended September 30, 2008. Diluted earnings per share were $0.16 for the nine months ended September 30, 2009 compared to a loss per share of $0.12 for the same period in 2008. Our operating income for the nine months ended September 30, 2009 was $215 million compared to $60 million for the same period in 2008, and our pre-tax margin increased 4.7 points from 2008 to 3.2%.
     Operating Revenues. Operating revenues decreased 5%, or $123 million, over the same period in 2008 primarily due to a 6%, or $143 million, decrease in passenger revenues. The decrease in passenger revenues was attributable to a 1.1 point decrease in load factor on 1% less capacity and a 3% decrease in yield over 2008, offset by the addition of our Even More Legroom optional upgrade product, which we introduced in mid-2008.
     Other revenues increased 8%, or $20 million, primarily due to higher excess baggage revenue resulting from new bag fees introduced in 2008 and increased rates for these and other ancillary services in 2009. Other revenue also increased due to additional LiveTV third party revenues and higher concession revenues from our new terminal at JFK, partially offset by a reduction in charter revenue.
     Operating Expenses. Operating expenses decreased 11%, or $278 million, over the same period in 2008, primarily due to lower fuel prices and decreased capacity, partially offset by increased salaries, wages and benefits and depreciation and amortization. Operating capacity decreased 1% to 24.6 billion available seat miles. Operating expenses per available seat mile decreased 10% to 9.11 cents for the nine months ended September 30, 2009. Excluding fuel, our cost per available seat mile for the nine months ended September 30, 2009 was 9% higher than the same period in 2008. Our operating expenses, excluding fuel, on a unit basis have increased due to a shift in capacity from transcontinental flying to shorter haul, which resulted in a 6% decrease in our average stage length year over year. In detail, operating costs per available seat mile were as follows (percent changes are based on unrounded numbers):

	Nine Months Ended
	September 30,		Percent
	2009	2008	Change
	(in cents)
Operating expenses:
Aircraft fuel	2.80	4.30	(35.0)%
Salaries, wages and benefits	2.34	2.08	12.5%
Landing fees and other rents	.65	.61	6.8%
Depreciation and amortization	.69	.58	19.1%
Aircraft rent	.39	.39	(0.2)%
Sales and marketing	.46	.47	(2.6)%
Maintenance materials and repairs	.45	.39	16.3%
Other operating expenses	1.33	1.28	4.6%

Total operating expenses	9.11	10.10	(9.7)%

     Aircraft fuel expense decreased 36%, or $385 million, due to a 35% decrease in average fuel cost per gallon, or $370 million after the impact of fuel hedging, and 5 million less gallons of aircraft fuel consumed, resulting in $15 million less fuel expense. We recorded $121 million in fuel hedge losses during the first three quarters of 2009 versus $105 million in fuel hedge gains during the first three quarters of 2008. Our average fuel cost per gallon was $2.00 for the nine months ended September 30, 2009 compared to $3.08 for the same period in 2008. Cost per available seat mile decreased 35% primarily due to the decrease in fuel price.
     Salaries, wages and benefits increased 11%, or $57 million, due primarily to increases in pilot pay and related benefits under our new pilot employment agreements and a 3% increase in average full-time equivalent employees. The increase in full-time equivalent employees is partially driven by our policy of not furloughing employees during economic downturns and additional hirings related to training as we prepare for our new reservations system cutover in early 2010. Cost per available seat mile increased 13% primarily due to increased average wages per average full-time equivalent employee, as well as certain inefficiencies associated with reductions in capacity.
     Landing fees and other rents increased 5%, or $8 million, due to a 5% increase in departures over 2008, offset by an $11 million reduction in airport rents at JFK following our terminal move. Cost per available seat mile increased 7% due to increased departures and reduced capacity.
     Depreciation and amortization increased 17%, or $25 million, primarily due to $16 million in amortization associated with Terminal 5, which we began operating from in October 2008, and $14 million related to having on average eight more owned aircraft in 2009. Depreciation and amortization in 2008 included an $8 million asset write-off related to our temporary terminal building at JFK.
     Sales and marketing expense decreased 4%, or $5 million, due to $4 million in lower credit card fees resulting from decreased passenger revenues as well as $2 million in lower advertising costs, offset by $1 million in higher commissions in 2009. On a cost per available seat mile basis, sales and marketing expense decreased 3% due to lower advertising and credit card fees.
     Maintenance, materials, and repairs increased 15%, or $14 million, due to eight additional average operating aircraft in 2009 compared to the same period in 2008 and the age of our fleet. The average age of our fleet increased to 4.1 years compared to 3.5 years in the year ago period. Maintenance expense is expected to increase significantly as our fleet ages, which will result in the need for additional repairs over time. Cost per available seat mile increased 16% primarily due to the gradual aging of our fleet which results in additional repairs.
     Other operating expenses increased 3%, or $10 million, primarily due to an increase in variable costs associated with 5% more departures versus 2008. Other operating expenses were reduced by $11 million for certain tax incentives and $1 million in gains on sales of aircraft in 2009, compared to $15 million in gains on sales of aircraft and $6 million for certain tax incentives in 2008. Cost per available seat mile increased 5% primarily due to decreases in capacity and the effect of lower fuel taxes.
     Other Income (Expense). Interest expense decreased 18%, or $34 million, primarily due to lower interest rates and extinguishment of debt, totaling approximately $39 million, offset by the financing of additional aircraft and our 2009 6.75% convertible Debentures, which resulted in $21 million of additional interest expense. Interest expense in 2008 included the impact of $5 million of make whole payments from escrow in connection with the partial conversion of a portion of our 5.5% convertible debentures due 2038. Capitalized interest in 2008 included $32 million associated with the construction of our new terminal at JFK, which is no longer being capitalized.
     Interest income and other decreased 84%, or $34 million, primarily due to lower interest rates earned on investments, and lower average cash and investment balances, resulting in $20 million lower interest income. Interest income and other also decreased due to a net $1 million loss related to our auction rate securities and related put option. Our derivative instruments not qualifying for cash flow hedges in 2009 resulted in a loss of $2 million, compared to a $4 million gain in 2008. Additionally, in 2008, accounting ineffectiveness on crude and heating oil derivatives classified as cash flow hedges resulted in a $1 million gain. We are unable to predict what the amount of ineffectiveness will be related to these instruments, or the potential loss of hedge accounting, which is determined on a derivative-by-derivative basis, due to the volatility in the forward markets for these commodities. Interest income and other included $2 million and $9 million in gains on the extinguishment of debt in 2009 and 2008, respectively.
     The following table sets forth our operating statistics for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended				Nine Months Ended
	September 30,		Percent		September 30,		Percent
	2009	2008	Change		2009	2008	Change
Operating Statistics:
Revenue passengers (thousands)	6,011	5,657	6.3		16,993	16,812	1.1
Revenue passenger miles (millions)	7,027	6,848	2.6		19,612	20,167	(2.8)
Available seat miles (ASMs) (millions)	8,391	8,154	2.9		24,570	24,932	(1.4)
Load factor	83.7%	84.0%	(0.3	) pts.	79.8%	80.9%	(1.1	) pts.
Aircraft utilization (hours per day)	11.5	11.7	(3.3)		11.8	12.4	(5.4)

Average fare	$127.04	$142.55	(10.9)		$128.92	$138.80	(7.1)
Yield per passenger mile (cents)	10.87	11.78	(7.7)		11.17	11.57	(3.5)
Passenger revenue per ASM (cents)	9.10	9.89	(8.0)		8.92	9.36	(4.7)
Operating revenue per ASM (cents)	10.19	11.07	(8.0)		9.99	10.34	(3.4)
Operating expense per ASM (cents)	9.40	10.80	(13.0)		9.11	10.10	(9.7)
Operating expense per ASM, excluding fuel (cents)	6.47	5.96	8.5		6.32	5.80	9.0
Airline operating expense per ASM (cents) (1)	9.13	10.56	(13.5)		8.87	9.87	(10.1)

Departures	55,420	51,125	8.4		163,319	155,626	4.9
Average stage length (miles)	1,081	1,132	(4.6)		1,071	1,134	(5.6)
Average number of operating aircraft during period	151.0	142.2	6.2		146.9	139.4	5.4
Average fuel cost per gallon	$2.07	$3.42	(39.7)		$2.00	$3.08	(35.0)
Fuel gallons consumed (millions)	119	115	3.1		343	348	(1.4)
Full-time equivalent employees at period end (1)					10,246	9,398	9.0

(1)	Excludes operating expenses and employees of LiveTV, LLC, which are unrelated to our airline operations.
Liquidity and Capital Resources
     At September 30, 2009, we had unrestricted cash and cash equivalents of $951 million compared to $561 million at December 31, 2008. Cash flows from operating activities were $357 million for the nine months ended September 30, 2009 compared to $109 million for the nine months ended September 30, 2008. The increase in operating cash flows includes the impact of the 35% lower price of fuel in 2009 compared to 2008 and the return of $25 million in restricted cash that collateralizes letters of credit issued to our primary credit card processor. We rely primarily on operating cash flows to provide working capital.
     Investing Activities. During the nine months ended September 30, 2009, capital expenditures related to our purchase of flight equipment included expenditures of $303 million for 11 aircraft and two spare engines, $19 million for flight equipment deposits and $8 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $61 million. Proceeds from the sale of two aircraft were $58 million. Investing activities also included $54 million in proceeds from the sale of certain auction rate securities.
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
     Financing Activities. Financing activities for the nine months ended September 30, 2009 consisted of (1) our issuance of $201 million of 6.75% convertible debentures, raising net proceeds of approximately $197 million, (2) our public offering of approximately 26.5 million shares of common stock for approximately $109 million in net proceeds, (3) our issuance of $143 million in fixed equipment notes to banks and $102 million in floating rate equipment notes to banks secured by three Airbus A320 and six EMBRAER 190 aircraft, (4) paying down a net of $107 million on our lines of credit collateralized by our ARS, (5) scheduled maturities of $110 million of debt and capital lease obligations, (6) the repurchase of $20 million principal amount of 3.75% convertible debentures due 2035 for $20 million, and (7) reimbursement of construction costs incurred for Terminal 5 of $42 million.
     Financing activities for the nine months ended September 30, 2008 consisted of (1) the issuance of approximately 42.6 million shares of common stock to Deutsche Lufthansa AG for approximately $301 million, net of transaction costs, (2) our public offering of $201 million aggregate principal amount of 5.5% convertible debentures due 2038, raising net proceeds of approximately $165 million after depositing approximately $32 million to related interest escrow accounts and paying issuance costs, (3) our issuance of $317 million in fixed equipment notes to banks and $92 million in floating rate equipments notes to banks secured by nine Airbus A320 aircraft, four EMBRAER 190 aircraft, and one spare engine, (4) repayment of $175 million principal amount of 3.5% convertible debt issued in 2003, (5) repayment of $104 million of debt in connection with the sale of five aircraft, (6) repurchase of $53 million principal amount of 3.75% convertible debentures due 2035 for $40 million, (7) scheduled maturities of $169 million of debt and capital lease obligations, (8) reimbursement of construction costs incurred for our new terminal at JFK of $104 million, and (9) the sale-leaseback over 18 years of one EMBRAER 190 aircraft for $26 million by a U.S. leasing institution.
     Working Capital. We had working capital of $321 million at September 30, 2009, compared to a working capital deficit of $119 million at December 31, 2008. Our working capital includes the fair value of our fuel hedge derivatives, which was an asset of $10 million and a liability of $128 million at September 30, 2009 and December 31, 2008, respectively. We also had approximately $205 million in ARS, including the related put option, classified as short term at September 30, 2009. Our ARS held at December 31, 2008 were classified as long term.
     We expect to meet our obligations as they become due through available cash, investment securities and internally generated funds, supplemented as necessary by financing activities, as they may be available to us. We expect to generate positive working capital through our operations in 2009. Including the proceeds of approximately $120 million from Citigroup’s repurchase of ARS and assuming our exercise of a put option for an additional $85 million in ARS held by UBS, we believe that our working capital will be sufficient to meet our cash requirements for at least the next 12 months. However, we cannot predict what the effect on our business might be from the extremely competitive environment we are operating in or from events that are beyond our control, such as volatile fuel prices, the economic recession, the global credit and liquidity crisis, weather-related disruptions, the impact of airline bankruptcies or consolidations, U.S. military actions or acts of terrorism.
Contractual Obligations
     Our noncancelable contractual obligations at September 30, 2009 include the following (in millions):

	Payments due in
	Total	2009	2010	2011	2012	2013	Thereafter
Long-term debt and capital lease obligations (1)	$4,306	$93	$530	$310	$303	$493	$2,577
Lease commitments	1,852	55	207	191	168	139	1,092
Flight equipment obligations	4,570	5	130	570	1,010	955	1,900
Short-term borrowings	10	—	10	—	—	—	—
Financing obligations and other (2)	3,845	71	191	194	229	243	2,917

Total	$14,583	$224	$1,068	$1,265	$1,710	$1,830	$8,486

(1)	Includes actual interest and estimated interest for floating-rate debt based on September 30, 2009 rates.

(2)	Amounts include noncancelable commitments for the purchase of goods and services.
     There have been no material changes in the terms of our debt instruments from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources included in our our 2008 Form 10-K, as updated in our Current Reports on Form 8-K as filed on June 1, 2009 and August 26, 2009, or collectively, our 2008 Annual Report. We have $84 million of restricted cash pledged under standby letters of credit related to certain of our leases, credit card processors and other business partners.
     As of September 30, 2009, we operated a fleet of 110 Airbus A320 aircraft and 41 EMBRAER 190 aircraft, of which 92 were owned, 55 were leased under operating leases and 4 were leased under capital leases. The average age of our operating fleet was 4.1 years at September 30, 2009. In February 2009, we amended our EMBRAER purchase agreement, canceling the exercise of two options originally scheduled for delivery in 2015. Additionally, in March 2009, we deferred delivery of 3 aircraft originally scheduled for delivery in 2010 to 2012. In July 2009, we amended our Airbus purchase agreement, deferring delivery of three aircraft previously scheduled for delivery in 2010 to 2011 and canceling the exercise of six options to purchase aircraft at a future date. Additionally, in July 2009, we extended the lease on two of our aircraft, one of which previously expired in December 2009 and the other in March 2010. Including our July purchase amendment, we had on order 55 Airbus A320 aircraft and 60 EMBRAER 190 aircraft; with options to acquire 15 additional Airbus A320 aircraft and 77 additional EMBRAER 190 aircraft as follows:

	Firm			Option
	Airbus	EMBRAER		Airbus	EMBRAER
Year	A320	190	Total	A320	190	Total
Remainder of 2009	—	—	—	—	—	—
2010	—	—	—	—	—	—
2011	8	4	12	—	10	10
2012	13	13	26	—	12	12
2013	13	12	25	7	14	21
2014	12	12	24	4	21	25
2015	9	9	18	4	20	24
2016	—	10	10	—	—	—

	55	60	115	15	77	92

     Committed expenditures for our 115 firm aircraft and 19 spare engines include estimated amounts for contractual price escalations and predelivery deposits. Although we believe that debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot give assurance that we will be able to secure financing on terms attractive to us, if at all, which may require us to modify our aircraft acquisition plans. Capital expenditures for facility improvements, spare parts, and ground purchases are expected to be approximately $45 million for the remainder of 2009.
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
     JetBlue utilizes several credit card companies to process ticket sales. Although our credit card processing agreements do not contain any financial covenants, they do allow for the processors to maintain cash reserves or other collateral until air travel is provided. We currently maintain $30 million in reserves with one of our primary processors in the form of a letter of credit. Should our credit card processors require additional reserves, the negative impact on our liquidity, depending on the amount of required additional reserves, could be significant, which could adversely affect our business.
Off-Balance Sheet Arrangements
     None of our operating lease obligations are reflected on our balance sheet. Although some of our aircraft lease arrangements are variable interest entities, as defined in the Consolidations topic of the Codification, ASC 810, Consolidations none of them require consolidation in our financial statements. The decision to finance these aircraft through operating leases rather than through debt was based on an analysis of the cash flows and tax consequences of each option and a consideration of our liquidity requirements. We are responsible for all maintenance, insurance and other costs associated with operating these aircraft; however, we have not made any residual value or other guarantees to our lessors.
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
New Accounting Standards
     Effective January 1, 2009, we adopted the provisions of Accounting Standards Codification, or ASC, subtopic 470-20, Debt with Conversion and other options, ASC 470-20, or ASC 470-20, which applies to all convertible debt instruments that have a “net settlement feature”; that is, by their terms, they may be settled either wholly or partially in cash upon conversion. ASC 470-20 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. Previous guidance provided accounting for this type of convertible debt instrument entirely as debt. ASC 470-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We have retrospectively applied this change in accounting to affected accounts for all periods presented.
     Since our 3.75% convertible unsecured debentures due 2035, or 3.75% Debentures, have an option to be settled in cash, they qualify for treatment under this new accounting standard. Our effective borrowing rate for nonconvertible debt at the time of issuance of the 3.75% Debentures was estimated to be 9%, which resulted in $52 million of the $250 million aggregate principal amount of debentures issued, or $31 million after taxes, being attributable to equity. This treatment resulted in $10 million and $11 million higher interest expense in 2008 and 2007, respectively. As of December 31, 2008, $10 million of the initial $52 million debt discount remained unamortized. We recognized $5 million of additional interest expense during the nine months ended September 30, 2009 and $9 million of additional interest expense and $3 million in capital losses in the nine months ended September 30, 2008.
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
     In September 2009, the Emerging Issues Task Force of the FASB, or EITF, reached final consensus on Issue 08-1, Revenue Arrangements with Multiple Deliverables, or Issue 08-1, which will update ASC 605, Revenue Recognition, and changes the accounting for certain revenue arrangements. The new requirements change the allocation methods used in determining how to account for multiple payment streams and will result in the ability to separately account for more deliverables, and potentially less revenue deferrals. Additionally, Issue 08-1 requires enhanced disclosures in financial statements. Issue 08-1 is effective for revenue arrangements enter into or materially modified in fiscal years beginning after June 15, 2010 on a prospective basis, with early application permitted. We are currently evaluating the impact this Issue will have on our financial statements.
Other Information
     Forward-Looking Information. This report contains forward-looking statements relating to future events and our future performance, including, without limitation, statements regarding financial forecasts or projections, our expectations, beliefs, intentions or future strategies, that are signified by the words ‘‘expects’’, ‘‘anticipates’’, ‘‘intends’’, ‘‘believes’’, ‘‘plans’’ or similar language. Our actual results and the timing of certain events could differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date of this report. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change prior to the end of each quarter or year. Although these expectations may change, we may not inform you if they do.
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
     Additional information concerning these and other factors is contained in our SEC filings, including but not limited to our 2008 Annual Report and part II of this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     There have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2008 Annual Report, except as follows:
     Aircraft Fuel. As of September 30, 2009, we had hedged approximately 61% of our expected remaining 2009 fuel requirements and approximately 30% of our expected 2010 fuel requirements using heating oil collars, crude oil caps, and jet fuel swaps, and a minimal amount of our expected 2011 fuel requirements using crude oil caps. Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the September 30, 2009 cost per gallon of fuel, including the effects of our fuel hedges. Based on our projected twelve month fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $90 million, compared to an estimated $147 million for 2008 measured as of September 30, 2008. See Note 8 to our unaudited condensed consolidated financial statements for additional information.
     Fixed Rate Debt. On September 30, 2009, our $478 million aggregate principal amount of convertible debt had an estimated fair value of $637 million, based on quoted market prices.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and

CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2009.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
     The following is an update to Item 1A — Risk Factors contained in our 2008 Form 10-K, as updated in our Current Reports on Form 8-K as filed on June 1, 2009 and August 26, 2009, or collectively, our 2008 Annual Report. For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to our 2008 Annual Report.
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
     We are dependent on automated systems and technology to operate our business, enhance customer service and achieve low operating costs. The performance and reliability of our automated systems is critical to our ability to operate our business and compete effectively. These systems include our computerized airline reservation system, flight operations system, telecommunications systems, website, maintenance systems, check-in kiosks and in-flight entertainment systems. Since we now only issue electronic tickets, our website and reservation system, the latter of which we have recently decided to replace, must be able to accommodate a high volume of traffic and deliver important flight information. These systems require upgrades or replacement periodically, which involve implementation and other operational risks, and our business may be harmed if we fail to replace or upgrade systems successfully. We are in the process of transitioning to a new customer service system, which includes a reservations system, revenue management system, revenue accounting system, and customer loyalty management system, and which we anticipate will be implemented in 2010. If we encounter issues in successfully implementing this system on a timely basis, our business may be harmed.
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

     A substantial portion of our short-term marketable securities are highly rated auction rate securities, and failures in these auctions have and may continue to adversely impact our liquidity and results of operations.
     As of September 30, 2009, a substantial percentage of our marketable securities portfolio continued to be invested in highly rated auction rate securities. Auction rate securities are securities that are structured to allow for short-term interest rate resets; however contractual maturities are often well in excess of ten years. At the end of each reset period, investors can sell or continue to hold the securities at par. Beginning in February 2008 and continuing through 2009, the auction process for all of our auction rate securities failed, which resulted in the interest rates on these investments resetting to predetermined rates that were, in some instances, lower than current market rates. Accordingly, we continue to hold the underlying securities. We have negotiated agreements with the issuers of our auction rate securities whereby we intend to exit our position in the auction rate securities by the end of the second quarter of 2010. However, should we be unable to complete this process, we would not be able to liquidate our investments in these securities until a future auction were successful, the issuer were to redeem the securities, a buyer were found outside the auction process, the securities were to mature, or there were an event of default requiring immediate repayment by the issuer. The inability to liquidate our auction rate securities holding could adversely impact our liquidity.
Item 6. Exhibits.
     Exhibits: See accompanying Exhibit Index included after the signature page of this report for a list of the exhibits filed or furnished with this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)
Date: October 27, 2009	By:	/s/ DONALD DANIELS
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit
10.1(v)*	Amendment No. 33 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated July 1, 2009.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32	Certification Pursuant to Section 1350, furnished herewith.

*	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the SEC.