Form 10-K
period 2009-12-31
JETBLUE AIRWAYS CORP
filed 2010-02-05
CIK 1158463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by checkmark whether the registrat has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $1,068,690,000 (based on the last reported sale price on the NASDAQ Global Select Market on that date). The number of shares outstanding of the registrant’s common stock as of January 31, 2010 was 291,722,138 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

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

Overview

JetBlue Airways Corporation is a passenger airline that we believe has established a new airline category — a “value airline” — based on service, style, and cost. Known for its award-winning customer service and free TV as much as for its competitive fares, JetBlue believes it offers its customers the best coach product in markets it serves with a strong core product and reasonably priced optional upgrades. JetBlue operates primarily on point-to-point routes with its fleet of 110 Airbus A320 aircraft and 41 EMBRAER 190 aircraft — the youngest and most fuel-efficient fleet of any major U.S. airline. As of December 31, 2009, we served 60 destinations in 20 states, Puerto Rico, and eleven countries in the Caribbean and Latin America. Most of our flights have as an origin or destination one of our focus cities: Boston, Fort Lauderdale, Los Angeles/Long Beach, New York/JFK, or Orlando. By the end of 2009, we operated on average 600 daily flights. For the year ended December 31, 2009 JetBlue was the 7th largest passenger carrier in the United States based on revenue passenger miles as reported by those airlines. As used in this Form 10-K, the terms “JetBlue”, “we”, “us”, “our” and similar terms refer to JetBlue Airways Corporation and its subsidiaries, unless the context indicates otherwise.

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

Our Value Proposition

Our mission is to bring humanity back to air travel. As we begin our second decade of operations in 2010, our goal is to become “Americas’ Favorite Airline” — for our employees (whom we refer to as crewmembers), customers, and shareholders. Achieving this goal is dependent upon continuing to provide superior customer service and delivering the JetBlue Experience, while maintaining financial strength. We do this by offering what we believe to be the best domestic coach product and providing our customers more value for their purchase. The elements of our value proposition include:

High Quality Service and Product.  Onboard JetBlue customers enjoy a distinctive flying experience, which we refer to as the “JetBlue Experience,” that includes friendly, award-winning, customer service-oriented employees, new aircraft, roomy leather seats with lots of legroom, 36 channels of free DirecTV®, 100 channels of free XM satellite radio and premium movie channel offerings from JetBlue Features®, our source of first run films from multiple major movie studios and other entertainment features available for purchase. Our onboard offerings include free and unlimited brand name snacks and beverages, premium beverages and specially-designed products for our overnight flights. Our customers have told us the JetBlue Experience is an important reason why they choose us over other airlines.

We strive to communicate openly and honestly with customers about delays and service disruptions. We introduced the JetBlue Airways Customer Bill of Rights in 2007 which provides for compensation to customers who experience avoidable inconveniences (and some unavoidable circumstances) and commits us to perform at high service standards and holds us accountable if we do not. We are the first and currently the only major airline to provide such a fundamental benefit for our customers. In 2009, we completed 98.7% of our scheduled flights. Unlike most other airlines, we have a policy of not overbooking our flights.

All of our aircraft are equipped with leather seats in a comfortable single class layout. Our Airbus A320 aircraft, with 150 seats, has a wider cabin than both the Boeing 737 and 757, two types of aircraft operated by many of our competitors. Our Airbus A320 cabin has at least 34 inches of seat pitch at every seat and as much as 38 inches of seat pitch in our Even More Legroom rows, providing the most legroom in coach of all U.S. airlines. Our EMBRAER 190 aircraft each have 100 seats that are wider than industry average for this type of aircraft and are arranged in a two-by-two seating configuration with either 32 or 33 inches between rows of seats. We strive to continually enhance and refine our product based on customer and crewmember feedback.

Low Operating Costs.  Our cost structure has allowed us to offer fares lower than many of our competitors. For the year ended December 31, 2009, our cost per available seat mile, excluding fuel, of 6.33 cents is among the lowest reported by all other major U.S. airlines. Some of the factors that contribute to our competitive unit costs are:

•	High aircraft utilization. By scheduling and operating our aircraft efficiently, we are able to spread our fixed costs over a greater number of flights and available seat miles. For the year ended December 31, 2009, our aircraft operated an average of 11.5 hours per day, which we believe is the highest among all major U.S. airlines. Our airport operations allow us to schedule our aircraft with minimum ground time.

•	Low distribution costs. Our distribution costs are low for several reasons. Although most airlines use electronic tickets in some capacity, electronic tickets are our only form of tickets, saving paper, postage, employee time and back-office processing expense. Additionally, a majority of our sales are booked through our website, www.jetblue.com, which is our least expensive form of distribution.

•	Productive workforce. Our employee efficiency results from flexible and productive work rules, effective use of part-time employees and the use of technology to automate tasks. For example, most of our reservation agents work from their homes, providing better scheduling flexibility and allowing employees to customize their schedules. We are continually looking for ways to make our workforce more efficient through the use of technology without compromising our commitment to customer service.

•	New and efficient aircraft. We maintain a fleet consisting of only two types of aircraft, the Airbus A320 and the EMBRAER 190, which, with an average age of only 4.3 years, is the youngest fleet of any major U.S. airline. We believe that operating a young fleet having the latest technologies results in our aircraft being more efficient and dependable than older aircraft. We operate the world’s largest fleet of Airbus A320 aircraft, and have the best dispatch reliability of all U.S major Airbus A320 aircraft operators. Operating only two types of aircraft, both of which are newer aircraft types, results in cost savings over our competitors (who generally operate more aircraft types) as maintenance processes are simplified, spare parts inventory requirements are reduced, scheduling is simplified and training costs are lower.

Brand Strength.  We believe we have created a widely recognized brand that differentiates us from our competitors and identifies us as a safe, reliable, value-added airline focused on customer service and which provides a high quality travel experience. Similarly, we believe customer awareness of our brand has contributed to the success of our marketing efforts, and enables us to market ourselves as a preferred marketing partner with companies across many different industries. In 2009, we were voted “Top Low Cost Airline for Customer Satisfaction” by J.D. Power and Associates for the fifth consecutive year. We also earned distinctions as the “Best Large Domestic Airline (economy class)”, “Best Inflight Entertainment (domestic flights)” and “Most Eco-friendly Airline” in the 2009 Zagat Airline Survey. Additionally, the JetBlue Experience won us “Best Onboard Entertainment-Domestic Airline” from the 2009 Smarter Traveler Readers’ Choice Awards, an “Extra Mile” award from Budget Travel, and was recognized by AIGA for Design Excellence.

Strength of Our People.  We believe we have developed a strong and vibrant service-oriented company culture built around our five key values: Safety, Caring, Integrity, Fun and Passion. Our success depends on our ability to continue hiring, retaining, and developing people who are friendly, helpful, team-oriented and committed to delivering the JetBlue Experience to our customers. Our culture is reinforced through an extensive orientation program for our new employees which emphasizes the importance of customer service, productivity and cost control. We also provide extensive training for our employees, including a leadership program and other training that emphasizes the importance of safety.

None of our employees are currently unionized. We believe a direct relationship with JetBlue leadership, not third-party representation, is in the best interests of our employees, customers, and shareholders. We enter into individual employment agreements with each of our Federal Aviation Administration, or FAA, licensed employees, which consist of pilots, dispatchers and technicians. Each employment agreement is for a term of five years and renews for an additional five-year term unless the employee is terminated for cause or the employee elects not to renew. Pursuant to these agreements, these employees can only be terminated for cause. In the event of a downturn in our business that would require a reduction in work hours, we are obligated to pay these employees a guaranteed level of income and to continue their benefits. In addition, we provide what we believe to be industry-leading job protection language in the agreements in the event of a merger or acquisition scenario, including the establishment of a legal defense fund to utilize for seniority integration negotiations.

Our full-time equivalent employees at December 31, 2009 consisted of 1,797 pilots, 2,027 flight attendants, 3,409 airport operations personnel, 467 technicians (whom others refer to as mechanics), 869 reservation agents, and 2,502 management and other personnel. At December 31, 2009, we employed 9,180 full-time and 3,352 part-time employees.

Our leadership team has extensive and diverse airline industry experience and strives to communicate on a regular basis with all JetBlue employees, keeping them informed about JetBlue events and soliciting feedback for ways to improve our service, teamwork and employees’ work environment.

Well-Positioned in New York Metropolitan Area — the Nation’s Largest Travel Market.

Since 2000, the majority of our operations have originated in New York City, the nation’s largest travel market. We are the largest airline at New York’s John F. Kennedy International Airport, or JFK, as measured by passengers and, by the end of 2009, our domestic operations at JFK accounted for more than 40% of all domestic passengers at that airport. In addition to JFK, we serve Newark’s Liberty International Airport,

New York’s LaGuardia Airport, Newburgh, New York’s Stewart International Airport and White Plains, New York’s Westchester County Airport. JFK is New York’s largest airport, with an infrastructure that includes four runways, large facilities and a convenient direct light-rail connection to the New York City subway system and the Long Island Rail Road. Operating out of the nation’s largest travel market does make us susceptible to certain operational constraints.

In October 2008, after three years of construction, we commenced operations at our new 26-gate terminal at JFK’s Terminal 5. Terminal 5 has an optimal location with convenient access to active runways which we believe has helped increase the efficiency of our operations. We believe this new terminal with its modern amenities, concession offerings and passenger convenience has also improved the overall efficiency of our operation and, more importantly, has significantly enhanced the ground experience of our customers and has become an integral part of the JetBlue Experience. Terminal 5 has received several award accolades after just over one year of operations, including being recognized in November 2009 by the Airports Council International — North America as the Richard A. Griesbach Award of Excellence winner in the 2009 Airports Concessions Contest, which judged Terminal 5’s overall concession program as best of nominees.

Our Industry

The passenger airline industry in the United States has traditionally been dominated by the major U.S. airlines, the largest of which are Delta/Northwest Air Lines, American Airlines, United Air Lines, Continental Airlines, Southwest Airlines and US Airways. The U.S. Department of Transportation, or DOT, defines the major U.S. airlines as those airlines with annual revenues of at least $1 billion; there are currently 15 passenger airlines meeting this standard. These airlines offer scheduled flights to most large cities within the United States and abroad and also serve numerous smaller cities. Seven of the largest major U.S. airlines have adopted the traditional “hub and spoke” network route system, or traditional network. This type of system concentrates most of an airline’s operations at a limited number of hub cities, serving the majority of other destinations in the system by providing one-stop or connecting service through one of its hubs.

Regional airlines, such as SkyWest Airlines and Comair, typically operate smaller aircraft on lower volume routes than do traditional network airlines. Regional airlines typically enter into relationships with one or more traditional network airlines under which the regional airline agrees to use its smaller aircraft to carry passengers booked and ticketed by the traditional network airline between their hubs and a smaller outlying city. There are currently four regional U.S. airlines within the “major” designation.

Low-cost airlines largely developed in the wake of deregulation of the U.S. airline industry in 1978 which permitted competition on many routes for the first time. Southwest Airlines pioneered the low-cost model which enabled it to offer fares that were significantly lower than those charged by traditional network airlines. Excluding JetBlue, there are currently three low-cost major U.S. airlines.

Following the September 11, 2001 terrorist attacks, low-cost airlines were able to fill a significant capacity void left by traditional network airline flight reductions. Lower fares and increased low-cost airline capacity created an unprofitable operating environment for the traditional network airlines. Since 2001, the majority of traditional network airlines have undergone significant financial restructuring, including bankruptcies, mergers and consolidations. These restructurings have allowed them to reduce labor costs, restructure debt, terminate pension plans and generally reduce their cost structure, increase workforce flexibility and provide innovative offerings similar to those of the low-cost airlines while still maintaining their expansive route networks, alliances and frequent flier programs. As a result, while our costs remain lower than those of our largest competitors, the difference in the cost structures and the competitive advantage previously enjoyed by low-cost airlines has diminished.

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

Our competitors and potential competitors include traditional network airlines, low-cost airlines, and regional airlines. Six of the other major U.S. airlines are generally larger, have greater financial resources and serve more routes than we do. Our competitors also use some of the same advanced technologies that we do such as laptop computers in the cockpit and website bookings. In recent years, the U.S. airline industry experienced significant consolidation, bankruptcy protection, and liquidation largely as a result of high fuel costs and continued strong competition. In 2009, numerous smaller airlines around the world ceased operations and other larger international carriers faced bankruptcy. Additionally, the merger of Delta and Northwest created the world’s largest airline. Further industry consolidations or restructurings may result in our competitors having a more rationalized route structure and lower operating costs, enabling them to compete more aggressively.

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

During 2009, most traditional network airlines began to reduce capacity on their international routes while continuing to reduce overall domestic and Caribbean capacity by redeploying the capacity to more regional routes. Virgin America continued to expand in routes that compete directly with us, although other carriers substantially reduced capacity in a number of our markets. We are encouraged by continued capacity discipline across the industry and expect it to continue through 2010 which we believe will help offset the impact of the recessionary environment.

Airlines frequently participate in marketing alliances which generally provide for code-sharing, frequent flyer program reciprocity, coordinated flight schedules that provide for convenient connections and other joint marketing activities. These alliances also permit an airline to market flights operated by other alliance airlines as its own. The benefits of broad networks offered to customers could attract more customers to these networks. We currently participate in marketing alliances with Deutsche Lufthansa AG, one of the world’s preeminent airlines and our largest shareholder; Cape Air, an airline that services destinations out of Boston and San Juan, Puerto Rico; and Aer Lingus, an airline based in Dublin, Ireland.

Route Network

Our operations primarily consist of transporting passengers on our aircraft with domestic U.S. operations, including Puerto Rico, accounting for 89% of our capacity in 2009. The historic distribution of our available seat miles, or capacity, by region is as follows:

	Year Ended December 31,
Capacity Distribution	2009	2008	2007

East Coast – Western U.S.	34.7%	41.5%	47.4%
Northeast – Florida	32.8	33.9	31.8
Medium – haul	3.5	3.0	2.8
Short – haul	7.7	7.6	7.4
Caribbean, including Puerto Rico	21.3	14.0	10.6

Total	100.0%	100.0%	100.0%

As of December 31, 2009, we provided service to 60 destinations in 20 states, Puerto Rico, and eleven countries in the Caribbean and Latin America. We have begun service to the following new destinations since December 31, 2008:

Destination	Service Commenced

Bogotá, Colombia	January 2009
San José, Costa Rica	March 2009
Montego Bay, Jamaica	May 2009
Los Angeles, California	June 2009
Baltimore, Maryland	September 2009
Bridgetown, Barbados	October 2009
Vieux Fort, Saint Lucia	October 2009
Kingston, Jamaica	October 2009

We have applied for route authority with the DOT for approval to begin service to Punta Cana, Dominican Republic in May 2010. In considering new markets, we focus on those that are underserved or have high average fares. In this process, we analyze publicly available data from the DOT showing the historical number of passengers, capacity and average fares over time. Using this data, combined with our knowledge and experience about how comparable markets have reacted in the past when prices were increased or decreased, we forecast the level of demand in a particular market expected to result from the introduction of our service and lower prices, as well as the anticipated response of existing airlines in that market.

We are the leading carrier in number of flights flown per day between the New York metropolitan area and Florida. As of December 31, 2009, we also offer service to the most non-stop destinations of any carrier out of Boston, and further plan to increase daily departures by 30% by the summer of 2010.

Marketing and Distribution

Our marketing objectives are to attract new customers to our brand and give our current customers reasons to come back to us time and time again. Our key value proposition and marketing message is that competitive fares and quality air travel need not be mutually exclusive. Our competitive fares, high quality product and outstanding customer service create the overall JetBlue Experience that we believe is unique in the domestic airline industry.

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

On January 29, 2010 we began the implementation of a new integrated customer service system, which includes a reservations system, website, revenue management system, revenue accounting system, and a customer loyalty management system among others. The integrated system, when fully implemented, will increase our capabilities including growing our current business, providing for more commercial partnerships and allowing us to attract more business customers.

Our primary distribution channel is through our website, www.jetblue.com, our lowest cost channel that is also designed to ensure our customers have as pleasant an experience booking their travel as they do in the air. Our participation in global distribution systems, or GDSs, supports our growth in the corporate market, as business customers are more likely to book through a travel agency or booking product that utilizes the GDS platform. While the cost of sales through this channel is higher than through our website, the average fare purchased through this channel generally covers the increased distribution costs. We currently participate in three major GDSs (Sabre, Travelport and Amadeus) and four major online travel agents, or OTAs (Expedia, Travelocity, Orbitz, and Priceline).

We sell vacation packages through JetBlue Getaways, a one-stop, value-priced vacation website designed to meet customers’ demand for self-directed packaged travel planning. Getaways packages offer competitive fares for air travel on JetBlue and a selection of JetBlue-recommended hotels and resorts, car rentals and attractions. We also offer a la carte hotel and car rental reservations through our website.

Customer Loyalty Program

In November 2009, we launched an improved version of JetBlue’s customer loyalty program, TrueBlue. TrueBlue is an online program designed to reward and recognize our most loyal customers. The program offers incentives to increase members’ travel on JetBlue. TrueBlue members earn points for each one-way trip flown based on the value paid for the trip. Members accumulate points in their account which expire after 12 months but can be reset with new earnings activity. An award flight redemption can begin once a member attains as few as 5,000 points. There are no seat restrictions in the improved TrueBlue program and any JetBlue destination can be booked if the member has enough points to exchange for the value of an open seat. However, the number of points needed to acquire travel is variable based on market conditions.

The number of travel awards used on JetBlue during 2009 was approximately 302,000, representing 3.7% of our total revenue passenger miles. Due to the structure of the program and low level of redemptions as a percentage of total travel, the displacement of revenue passengers by passengers using TrueBlue awards has been minimal to date. However, we expect redemptions to grow as a result of the program enhancements rolled out in 2009.

Upon launch of the improved version of TrueBlue, members with points very near award levels were able to convert them into an award. Points earned under the improved version can also be converted into the old version’s point structure in order to get to an award level.

We have an agreement with American Express under which it issues co-branded credit cards allowing cardmembers to earn TrueBlue points. Every time JetBlue Card or a JetBlue Business Card holders from American Express earn the equivalent of one TrueBlue point or purchase and complete travel on JetBlue before their points expire, all of the points in their TrueBlue account are extended for another 12 months. We also have an agreement with American Express allowing its cardholders to convert their Membership Reward points into TrueBlue points. We intend to pursue other loyalty partnerships in the future.

Maintenance

We have an FAA-approved maintenance program which is administered by our technical operations department. Consistent with our core value of safety, we use qualified maintenance personnel, ensure they have comprehensive training and maintain our aircraft and associated maintenance records in accordance with, and often exceeding, FAA regulations.

The work performed on our fleet is divided into four general categories of maintenance: aircraft line, aircraft heavy, component and power plant. The bulk of line maintenance requirements are handled by JetBlue technicians and inspectors and consist of daily checks, overnight and weekly checks, A checks, diagnostics and routine repairs. All other maintenance activity is sub-contracted to qualified business partner maintenance, repair and overhaul organizations.

Aircraft heavy maintenance checks consist of a series of more complex tasks that take from one to four weeks to accomplish. The typical frequency for these events is once every 15 months. We send our aircraft to Aveos facilities in El Salvador, Pemco in Tampa, Florida and Embraer Aircraft Maintenance Services in Nashville, Tennessee. In all cases this work is performed with oversight by JetBlue personnel.

Component and power plant maintenance, repairs and overhauls on equipment such as engines, auxiliary power units, landing gears, pumps and avionic computers are performed by a number of different FAA-approved repair stations. For example, maintenance of our V2500 series engines on our Airbus A320 aircraft is performed under a 15-year service agreement with MTU Maintenance Hannover GmbH in Germany. Most of our maintenance service agreements are based on a fixed cost per flying hour.

Aircraft Fuel

In 2009, continuing a trend that began in 2005, fuel costs were our largest operating expense. Fuel prices and availability are subject to wide price fluctuations based on geopolitical factors and supply and demand that we can neither control nor accurately predict. We use a third party fuel management service to procure most of our fuel. Our historical fuel consumption and costs were as follows for the years ended December 31:

	2009	2008	2007

Gallons consumed (millions)	455	453	444
Total cost (millions)	$945	$1,397	$968
Average price per gallon	$2.08	$3.08	$2.18
Percent of operating expenses	31.4%	42.6%	36.2%

Total cost and average price per gallon each include related fuel taxes as well as effective fuel hedging gains and losses.

In the second quarter of 2009, we resumed fuel hedging after suspending our hedge activity at the end of 2008. Our goal is to mitigate our liquidity exposures and provide some protection against significant increases in fuel prices by entering into a variety of crude call options, heating oil collar contracts, and jet fuel swap agreements. At December 31, 2009, we had hedged approximately 40% of our projected 2010 fuel requirements and 3% of our projected 2011 fuel requirements. We had no collateral posted related to margin calls on our outstanding fuel hedge contracts as of December 31, 2009.

LiveTV, LLC

LiveTV, LLC, a wholly owned subsidiary of JetBlue, provides in-flight entertainment, voice communication and data connectivity services for commercial and general aviation aircraft. LiveTV’s assets include certain tangible equipment and interests in systems installed on its customers’ aircraft, system components and spare parts in inventory, an air-to-ground spectrum license granted by the Federal Communications Commission, a network of approximately 100 ground stations across the continental U.S., and rights to certain patents and intellectual property. LiveTV’s major competitors in the in-flight entertainment systems market include Rockwell Collins, Thales Avionics and Panasonic Avionics. Only Panasonic is currently providing in-seat live television. In the voice and data communication services market, LiveTV’s primary competitors are Aircell, Row 44, Panasonic, OnAir and Aeromobile.

LiveTV has agreements with eleven other domestic and international commercial airlines for the sale and installation of certain hardware, programming and maintenance of its live in-seat satellite television as well as XM Satellite Radio service and certain other products and services. LiveTV also has general aviation customers to which it supplies voice and data communication services. LiveTV continues to pursue additional customers and related product enhancements.

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

The FAA primarily regulates flight operations and, in particular, matters affecting air safety such as airworthiness requirements for aircraft, the licensing of pilots, mechanics and dispatchers, and the certification of flight attendants. The civil aviation security functions of the FAA were transferred to the TSA under the Aviation and Transportation Security Act. The FAA requires each airline to obtain an operating certificate authorizing the airline to operate at specific airports using specified equipment. We have and maintain FAA certificates of airworthiness for all of our aircraft and have the necessary FAA authority to fly to all of the cities we currently serve.

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

In December 2009, the DOT issued a rule, which among other things, requires carriers to not permit domestic flights to remain on the tarmac for more than three hours. The rule becomes effective in April 2010. Violators can face fines up to a maximum of $27,500 per passenger. The new rule also introduces requirements to disclose on-time performance and delay statistics for certain flights. This new rule may have adverse consequences on our business and our results of operations.

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

JFK and its neighboring metropolitan area airports have experienced significant Air Traffic Control, or ATC, related delays as a result of increasing scheduled and general aviation services since June 2006. The magnitude of delays not only deteriorated air travel services in the New York area, but the entire air traffic system in the United States. Consequently, the FAA imposed slot restrictions and hourly operational caps at JFK and Newark’s Liberty International Airport with the goal of reducing system congestion in 2008. Despite this action, the summer of 2008 was one of the most challenging periods for disruptive operations in the New York metropolitan area. The delay level during this time actually surpassed the levels during the same period of 2007 as ATC implemented daily ground delay programs at JFK. While JFK delays in 2009 were much more manageable, the delay reductions were primarily driven by industry capacity reductions and a mild summer in the New York area.

In an effort to reduce delays and modernize the airport, the FAA and the Port Authority of New York and New Jersey, or PANYNJ, have been undertaking major construction work at JFK. Their plans include the creation of new taxiways and holding pads, runway widening and rehabilitation, as well as the installation of new ground radar, lighting and other navigation equipment. Most significantly, this project will include the closure and rehabilitation of the most important runway in our network. The JFK runway is scheduled to be closed from March 1 through June 30, 2010. While we believe the results of this project will ultimately help to alleviate some of the challenges of operating at JFK, our operations may be adversely impacted during the runway closure. In order to help mitigate the impact of this closure, the major domestic carriers operating at JFK have agreed to reduce flights throughout the closure period.

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

Long Beach (California) Municipal Airport is a slot-controlled airport as a result of a 1995 court settlement. Under the settlement, there are a total of 41 daily non-commuter departure slots and a single slot is required for every commercial departure. There are no plans to eliminate slot restrictions at the Long Beach Municipal Airport. In April 2003, the FAA approved a settlement agreement among the City of Long Beach, American Airlines, Alaska Airlines and JetBlue with respect to the allocation of the slots. This settlement provides for a priority allocation procedure should supplemental slots above the 41 current slots become available. We have 29 slots available for use and currently operate 30 weekday roundtrip flights from Long Beach Municipal Airport to 14 domestic cities.

Environmental.  We are subject to various federal, state and local laws relating to the protection of the environment, including the discharge or disposal of materials and chemicals and the regulation of aircraft noise administered by numerous state and federal agencies.

The Airport Noise and Capacity Act of 1990 recognizes the right of airport operators with special noise problems to implement local noise abatement procedures as long as those procedures do not interfere unreasonably with the interstate and foreign commerce of the national air transportation system. Certain airports, including San Diego and Long Beach, California, have established restrictions to limit noise which can include limits on the number of hourly or daily operations and the time of such operations. These limitations serve to protect the local noise-sensitive communities surrounding the airport. Our scheduled flights at Long Beach and San Diego are in compliance with the noise curfew limits but when we experience irregular operations, on occasion, we violate these curfews. We have agreed to a payment structure with the Long Beach City Prosecutor for any violations which we pay quarterly to the Long Beach Public Library Foundation and are based on the number of infractions in the preceding quarter. This local ordinance has not had, and we believe that it will not have, a negative effect on our operations.

We have launched a “Jetting to Green” program on www.jetblue.com, which we use to educate our customers and crewmembers about environmental issues and to inform the public about our “green” initiatives. We have also published a corporate sustainability report, which addresses our environmental programs, including those aimed at curbing greenhouse gas emissions, our conservation efforts and our social responsibility initiatives.

In December 2009, we signed comprehensive memorandums of understanding, along with 14 other airlines, with two different producers for a future supply of alternative aviation fuel, which would be more environmentally friendly than jet fuel currently being used. One producer, AltAir Fuels, plans for the production of approximately 75 million gallons per year of jet fuel and diesel fuel derived from camelina oils or comparable feedstock. The other producer, Rentech, plans for the production of approximately 250 million gallons per year of synthetic jet fuel derived principally from coal or petroleum coke.

Foreign Operations.  International air transportation is subject to extensive government regulation. The availability of international routes to U.S. carriers is regulated by treaties and related agreements between the United States and foreign governments. We currently operate international service to The Bahamas, the Dominican Republic, Bermuda, Aruba, the Netherlands Antilles, Mexico, Colombia, Costa Rica, Jamaica, Barbados, and Saint Lucia. To the extent we seek to provide air transportation to additional international markets in the future, we will be required to obtain necessary authority from the DOT and the applicable foreign government.

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

Civil Reserve Air Fleet.  We are a participant in the Civil Reserve Air Fleet Program, which permits the United States Department of Defense to utilize our aircraft during national emergencies when the need for military airlift exceeds the capability of military aircraft. By participating in this program, we are eligible to bid on and be awarded peacetime airlift contracts with the military.

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

Our results of operations are heavily impacted by the price and availability of fuel. Fuel costs, which increased significantly in 2007 and 2008, comprise a substantial portion of our total operating expenses and are our single largest operating expense. Historically, fuel costs have been subject to wide price fluctuations based on geopolitical factors and supply and demand. The availability of fuel is not only dependent on crude oil but also on refining capacity. When even a small amount of the domestic or global oil refining capacity becomes unavailable, supply shortages can result for extended periods of time. The availability of fuel is also affected by demand for home heating oil, gasoline and other petroleum products, as well as crude oil reserves, dependence on foreign imports of crude oil and potential hostilities in oil producing areas of the world. Because of the effects of these factors on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty.

Our aircraft fuel purchase agreements do not protect us against price increases or guarantee the availability of fuel. Additionally, some of our competitors may have more leverage than we do in obtaining fuel. We have and may continue to enter into a variety of option contracts and swap agreements for crude oil, heating oil, and jet fuel to partially protect against significant increases in fuel prices; however, such contracts and agreements do not completely protect us against price volatility, are limited in volume and duration, and can be less effective during volatile market conditions and may carry counterparty risk. Under the fuel hedge contracts we may enter from time to time, counterparties to those contracts may require us to fund the margin associated with any loss position on the contracts if the price of crude oils falls below specified benchmarks. Meeting our obligations to fund these margin calls could adversely affect our liquidity.

Due to the competitive nature of the domestic airline industry, at times we have not been able to adequately increase our fares to offset the increases in fuel prices nor may we be able to do so in the future. Future fuel price increases, continued high fuel price volatility or fuel supply shortages may result in a curtailment of scheduled services and could have a material adverse effect on our financial condition and results of operations.

We have a significant amount of fixed obligations and we will incur significantly more fixed obligations, which could harm our ability to service our current or future fixed obligations.

As of December 31, 2009, our debt of $3.30 billion accounted for 68% of our total capitalization. In addition to long-term debt, we have a significant amount of other fixed obligations under leases related to our aircraft, airport terminal space, other airport facilities and office space. As of December 31, 2009, future minimum payments under noncancelable leases and other financing obligations were approximately $1.04 billion for 2010 through 2014 and an aggregate of $1.73 billion for the years thereafter. We have also constructed, and in October 2008 began operating, a new terminal at JFK under a 30-year lease with the PANYNJ. The minimum payments under this lease are being accounted for as a financing obligation and have been included in the totals above.

As of December 31, 2009, we had commitments of approximately $4.50 billion to purchase 115 additional aircraft and other flight equipment through 2018, including estimated amounts for contractual price escalations. We will incur additional debt and other fixed obligations as we take delivery of new aircraft and other equipment and continue to expand into new markets. As a result of the continued economic downturn, in an effort to limit the incurrence of significant additional debt, we may seek to defer some of our scheduled deliveries, or sell or lease aircraft to others, to the extent necessary or possible. The amount of our existing debt, and other fixed obligations, and potential increases in the amount of our debt and other fixed obligations could have important consequences to investors and could require a substantial portion of cash flows from operations for debt service payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes.

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

Our ability to make scheduled payments on our debt and other fixed obligations will depend on our future operating performance and cash flows, which in turn will depend on prevailing economic and political conditions and financial, competitive, regulatory, business and other factors, many of which are beyond our control. We are principally dependent upon our operating cash flows and access to the capital markets to fund our operations and to make scheduled payments on debt and other fixed obligations. We cannot assure you that we will be able to generate sufficient cash flows from our operations or from capital market activities to pay our debt and other fixed obligations as they become due; if we fail to do so our business could be harmed. If we are unable to make payments on our debt and other fixed obligations, we could be forced to renegotiate those obligations or seek to obtain additional equity or other forms of additional financing.

Our substantial indebtedness and limited number of shares of common stock currently available for issuance may limit our ability to incur additional debt or issue additional equity to obtain future financing needs.

We typically finance our aircraft through either secured debt or lease financing. The impact on financial institutions from the current global credit and liquidity crisis may adversely affect the availability and cost of credit to JetBlue as well as to prospective purchasers of our aircraft that we undertake to sell in the future, including financing commitments that we have already obtained for purchases of new aircraft. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our growth strategy or otherwise constrain our operations. While we intend to seek approval from our shareholders to increase the number of shares of our common stock available for issuance, we are currently limited in our ability to obtain additional equity as a result of the limited of shares of common stock currently available for issuance. Furthermore, if we are unable to increase our authorized common stock, our ability to satisfy our significant financing needs or meet our obligations may be affected.

If we fail to successfully implement our modified growth strategy, our business could be harmed.

We have grown, and expect to continue to grow our business whenever practicable, by increasing the frequency of flights to markets we currently serve, expanding the number of markets we serve and increasing flight connection opportunities. In 2006, primarily due to higher fuel prices, the competitive pricing environment and other cost increases, we began modifying our growth plans by deferring some of our scheduled deliveries of new aircraft, selling some used aircraft, terminating our leases for some of our aircraft, and leasing aircraft to other operators. A continuation of the economic downturn may cause us to further reduce our future growth plans from previously announced levels.

To the extent we continue to grow our business, opening new markets requires us to commit a substantial amount of resources even before the new services commence. Expansion is also dependent upon our ability to maintain a safe and secure operation and requires additional personnel, equipment and facilities. An inability to hire and retain personnel, timely secure the required equipment and facilities in a cost-effective manner, efficiently operate our expanded facilities, or obtain the necessary regulatory approvals may adversely affect our ability to achieve our growth strategy, which could harm our business. In addition, our competitors often add service, reduce their fares and/or offer special promotions following our entry into a new market. We cannot assure you that we will be able to profitably expand our existing markets or establish new markets or be able to adequately temper our growth in a cost effective manner through additional deferrals or selling or leasing aircraft; if we fail to do so, our business could be harmed.

There are risks associated with our presence in some of our international emerging markets, including political or economic instability and failure to adequately comply with existing legal requirements.

Expansion to new international emerging markets may have risks due to factors specific to those markets. Emerging markets are countries which have less developed economies that are vulnerable to economic and political problems, such as significant fluctuations in gross domestic product, interest and currency exchange rates, civil disturbances, government instability, nationalization and expropriation of private assets and the imposition of taxes or other charges by governments. The occurrence of any of these events in markets served by us and the resulting instability may adversely affect our business.

We have recently expanded our service to countries in the Caribbean and Latin America, some of which have less developed legal systems, financial markets, and business and political environments than the United States, and therefore present greater political, economic and operational risks. We emphasize legal compliance and have implemented policies, procedures and certain ongoing training of employees with regard to business ethics and many key legal requirements; however, there can be no assurance that our employees will adhere to our code of business ethics, other Company policies, or other legal requirements. If we fail to enforce our policies and procedures properly or maintain adequate record-keeping and internal accounting practices to accurately record our transactions, we may be subject to sanctions. In the event that we believe or have reason to believe that employees have or may have violated applicable laws or regulations, we may be subject to investigation costs, potential penalties and other related costs which in turn could negatively affect our results of operations and cash flow.

Our LiveTV subsidiary’s business may subject us to risks through their commitments.

LiveTV has agreements to provide in-flight entertainment products and services with eleven other airlines. At December 31, 2009, LiveTV services were available on 416 aircraft under these agreements, with firm commitments for 354 additional aircraft through 2013, with options for 167 additional installations through 2018. Performance under these agreements requires that LiveTV hire, train and retain qualified employees, obtain component parts unique to its systems and services from their suppliers and secure facilities necessary to perform installations and maintenance on those systems. Should LiveTV be unable to satisfy its commitments under these third party contracts, our business could be harmed.

We may be subject to unionization, work stoppages, slowdowns or increased labor costs; potential changes to the labor laws may make unionization easier to achieve.

Our business is labor intensive and, unlike most airlines, we have a non-union workforce. The unionization of any our employees could result in demands that may increase our operating expenses and adversely affect our financial condition and results of operations. Any of the different crafts or classes of our employees could unionize at any time, which would require us to negotiate in good faith with the employee group’s certified representative concerning a collective bargaining agreement. Further, the National Mediation Board has proposed changes to its election procedures that would permit a majority of those voting to elect to unionize (from a majority of those in the craft or class). These proposed rule changes fundamentally differ from the manner in which labor groups have been able to organize in our industry since the inception of the Railway Labor Act. Ultimately, if we and the newly elected representative were unable to reach agreement on the terms of a collective bargaining agreement and all of the major dispute resolution processes of the Railway Labor Act were exhausted, we could be subject to work slowdowns or stoppages. In addition, we may be subject to disruptions by organized labor groups protesting our non-union status. Any of these events would be disruptive to our operations and could harm our business.

We rely on maintaining a high daily aircraft utilization rate to keep our costs low, which makes us especially vulnerable to delays.

We maintain a high daily aircraft utilization rate (the amount of time that our aircraft spend in the air carrying passengers). High daily aircraft utilization allows us to generate more revenue from our aircraft and is achieved in part by reducing turnaround times at airports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including adverse weather conditions, security requirements, air traffic congestion and unscheduled maintenance. The majority of our operations are concentrated in the Northeast and Florida, which are particularly vulnerable to weather and congestion delays. Reduced aircraft utilization may limit our ability to achieve and maintain profitability as well as lead to customer dissatisfaction.

Our business is highly dependent on the New York metropolitan market and increases in competition or congestion or a reduction in demand for air travel in this market, or governmental reduction of our operating capacity at JFK, would harm our business.

We are highly dependent on the New York metropolitan market where we maintain a large presence with approximately 60% of our daily flights having JFK, LaGuardia, Newark, Westchester County Airport or Newburgh’s Stewart International Airport as either their origin or destination. We have experienced an increase in flight delays and cancellations at JFK due to airport congestion which has adversely affected our operating performance and results of operations. Our business could be further harmed by an increase in the amount of direct competition we face in the New York metropolitan market or by continued or increased congestion, delays or cancellations. Our business would also be harmed by any circumstances causing a reduction in demand for air transportation in the New York metropolitan area, such as adverse changes in local economic conditions, negative public perception of New York City, terrorist attacks or significant price increases linked to increases in airport access costs and fees imposed on passengers.

In an effort to reduce delays and modernize the airport, the FAA and the Port Authority of New York and New Jersey, or PANYNJ, have commenced major construction work at JFK. Their plans include the creation of new taxiways and holding pads, runway widening and rehabilitation, as well as the installation of new ground radar, lighting and other navigation equipment. Most significantly, the project includes two major runway closures, one of which occurred in April 2009 and the other is scheduled for March through June 2010. While we believe the results of this project will ultimately help to alleviate some of the challenges of operating at JFK, our operations may be adversely impacted during these runway closures.

We rely heavily on automated systems to operate our business; any failure of these systems could harm our business.

We are dependent on automated systems and technology to operate our business, enhance customer service and achieve low operating costs. The performance and reliability of our automated systems is critical to our ability to operate our business and compete effectively. These systems include our computerized airline reservation system, flight operations system, telecommunications systems, website, maintenance systems, check-in kiosks and in-flight entertainment systems. Our website and reservation system must be able to accommodate a high volume of traffic and deliver important flight information. These systems require upgrades or replacement periodically, which involve implementation and other operational risks, and our business may be harmed if we fail to replace or upgrade systems successfully. We are currently transitioning to a new customer service system, which includes a reservations system, revenue management system, revenue accounting system, customer loyalty management system and website, which we implemented in late January 2010. While the initial launch of these systems has been successful, we may experience higher levels of customer disruptions as we begin to operate during more peak travel periods. It is not uncommon for an integrated systems implementation of this magnitude to affect service levels for weeks or even months following the initial implementation; as such our business may be harmed. Additionally, system deficiencies or shortcomings may be discovered when we utilize these systems to perform our financial and accounting close processes for the first time.

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

We currently have agreements with organizations that process credit card transactions arising from purchases of air travel tickets by our customers. Credit card processors have financial risk associated with tickets purchased for travel which can occur several weeks after the purchase. Our credit card processing agreements provide for reserves to be deposited with the processor in certain circumstances. We do not currently have reserves posted for our credit card processors. If circumstances were to occur that would require us to deposit reserves, the negative impact on our liquidity could be significant which could materially adversely affect our business.

Our maintenance costs will increase as our fleet ages.

Because the average age of our aircraft is 4.3 years, our aircraft require less maintenance now than they will in the future. We have incurred lower maintenance expenses because most of the parts on our aircraft are under multi-year warranties. Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our operating expenses, as our fleet ages and these warranties expire.

If we are unable to attract and retain qualified personnel or fail to maintain our company culture, our business could be harmed.

We compete against the other major U.S. airlines for pilots, mechanics and other skilled labor; some of them offer wage and benefit packages that exceed ours. We may be required to increase wages and/or benefits in order to attract and retain qualified personnel or risk considerable employee turnover. If we are unable to hire, train and retain qualified employees, our business could be harmed and we may be unable to implement our growth plans.

In addition, as we hire more people and grow, we believe it may be increasingly challenging to continue to hire people who will maintain our company culture. If we decide to relocate our corporate offices to a different state, we may face a situation in which a number of employees choose not to relocate. In that instance, we may be faced with the necessity to hire a number of employees in a relatively short time period and our company culture may suffer as a result. One of our competitive strengths is our service-oriented company culture that emphasizes friendly, helpful, team-oriented and customer-focused employees. Our company culture is important to providing high quality customer service and having a productive workforce that helps keep our costs low. As we continue to grow, we may be unable to identify, hire or retain enough people who meet the above criteria, including those in management or other key positions. Our company culture could otherwise be adversely affected by our growing operations and geographic diversity. If we fail to maintain the strength of our company culture, our competitive ability and our business may be harmed.

Our results of operations will fluctuate.

We expect our quarterly operating results to fluctuate due to seasonality including high vacation and leisure demand occurring on the Florida routes between October and April and on our western routes during the summer. Actions of our competitors may also contribute to fluctuations in our results. We are more susceptible to adverse weather conditions, including snow storms and hurricanes, as a result of our operations being concentrated on the East Coast, than some of our competitors. As we enter new markets we could be subject to additional seasonal variations along with any competitive responses to our entry by other airlines. Price changes in aircraft fuel as well as the timing and amount of maintenance and advertising expenditures also impact our operations. As a result of these factors, quarter-to-quarter comparisons of our operating results may not be a good indicator of our future performance. In addition, it is possible that in any future period our operating results could be below the expectations of investors and any published reports or analyses regarding JetBlue. In that event, the price of our common stock could decline, perhaps substantially.

We are subject to the risks of having a limited number of suppliers for our aircraft, engines and a key component of our in-flight entertainment system.

Our current dependence on two types of aircraft and engines for all of our flights makes us vulnerable to significant problems associated with the Airbus A320 aircraft or the IAE International Aero Engines V2527-A5 engine and the EMBRAER 190 aircraft or the General Electric Engines CF-34-10 engine, including design defects, mechanical problems, contractual performance by the manufacturers, or adverse perception by the public that would result in customer avoidance or in actions by the FAA resulting in an inability to operate our aircraft. Carriers that operate a more diversified fleet are better positioned than we are to manage such events.

One of the unique features of our fleet is that every seat in each of our aircraft is equipped with free in-flight entertainment including DirecTV®. An integral component of the system is the antenna, which is supplied to us by KVH Industries Inc, or KVH. If KVH were to stop supplying us with its antennas for any reason, we would have to incur significant costs to procure an alternate supplier.

Our reputation and financial results could be harmed in the event of an accident or incident involving our aircraft.

An accident or incident involving one of our aircraft, or an aircraft containing LiveTV equipment, could involve significant potential claims of injured passengers or others in addition to repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service. We are required by the DOT to carry liability insurance. Although we believe we currently maintain liability insurance in amounts and of the type generally consistent with industry practice, the amount of such coverage may not be adequate and we may be forced to bear substantial losses from an accident. Substantial claims resulting from an accident in excess of our related insurance coverage would harm our business and financial results. Moreover, any aircraft accident or incident, even if fully insured, could cause a public perception that we are less safe or reliable than other airlines which would harm our business.

An ownership change could limit our ability to utilize our net operation loss carryforwards.

As of December 31, 2009, we had approximately $553 million of estimated federal net operating loss carryforwards for U.S. income tax purposes that begin to expire in 2023. Section 382 of the Internal Revenue Code imposes limitation on a corporation’s ability to use its net operating loss carryforwards if it experiences an “ownership change”. In the event an “ownership change” were to occur in the future, our ability to utilize our net operating losses could be limited.

Our business depends on our strong reputation and the value of the JetBlue brand.

The JetBlue brand name symbolizes high-quality friendly customer service, innovation, fun, and a pleasant travel experience. JetBlue is a widely recognized and respected global brand; the JetBlue brand is one of our most important and valuable assets. The JetBlue brand name and our corporate reputation are powerful sales and marketing tools and we devote significant resources to promoting and protecting them. Adverse publicity (whether or not justified) relating to activities by our employees, contractors or agents could tarnish our reputation and reduce the value of our brand. Damage to our reputation and loss of brand equity could reduce demand for our services and thus have an adverse effect on our financial condition, liquidity and results of operations, as well as require additional resources to rebuild our reputation and restore the value of our brand.

Risks Associated with the Airline Industry

The airline industry is particularly sensitive to changes in economic condition.

Fundamental and permanent changes in the domestic airline industry began several years ago following five consecutive years of losses being reported through 2005. These losses resulted in airlines renegotiating or attempting to renegotiate labor contracts, reconfiguring flight schedules, furloughing or terminating employees, as well as considering other efficiency and cost-cutting measures. Despite these actions, several airlines have reorganized under Chapter 11 of the U.S. Bankruptcy Code to permit them to reduce labor rates, restructure debt, terminate pension plans and generally reduce their cost structure. Since 2005, the U.S. airline industry has experienced significant consolidation and liquidations. The global economic recession and related unfavorable general economic conditions, such as higher unemployment rates, a constrained credit market, housing-related pressures, and increased business operating costs can reduce spending for both leisure and business travel. Unfavorable economic conditions could also impact an airline’s ability to raise fares to counteract increased fuel, labor, and other costs. It is foreseeable that further airline reorganizations, consolidation, bankruptcies or liquidations may occur in the current global recessionary environment, the effects of which we are unable to predict. We cannot assure you that the occurrence of these events, or potential changes resulting from these events, will not harm our business or the industry.

A future act of terrorism, the threat of such acts or escalation of U.S. military involvement overseas could adversely affect our industry.

Acts of terrorism, the threat of such acts or escalation of U.S. military involvement overseas could have an adverse effect on the airline industry. In the event of a terrorist attack, whether or not successful, the industry would likely experience increased security requirements and significantly reduced demand. We cannot assure you that these actions, or consequences resulting from these actions, will not harm our business or the industry.

Changes in government regulations imposing additional requirements and restrictions on our operations or the U.S. Government ceasing to provide adequate war risk insurance could increase our operating costs and result in service delays and disruptions.

Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, that involve significant compliance costs. In the last several years, Congress has passed laws, and the DOT, FAA and the TSA have issued regulations relating to the operation of airlines that have required significant expenditures. We expect to continue to incur expenses in connection with complying with government regulations. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. If adopted, these measures could have the effect of raising ticket prices, reducing air travel demand and/or revenue and increasing costs. The FAA is currently drafting new requirements, and depending on whether the final rules incorporate significant changes to crew rest requirements, our cost structure could be adversely affected. We cannot assure you that these and other laws or regulations enacted in the future will not harm our business.

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

Compliance with future environmental regulations may harm our business.

Many aspects of airlines’ operations are subject to increasingly stringent environmental regulations, and growing concerns about climate change may result in the imposition of additional regulation. There is growing consensus that some form of federal regulation will be forthcoming with respect to greenhouse gas emissions (including carbon dioxide (CO2)) and/or “cap and trade” legislation, compliance with which could result in the creation of substantial additional costs to us. The U.S. Congress is considering climate change legislation and the Environmental Protection Agency issued a rule which regulates larger emitters of greenhouse gases. Since the domestic airline industry is increasingly price sensitive, we may not be able to recover the cost of compliance with new or more stringent environmental laws and regulations from our passengers, which could adversely affect our business. Although it is not expected that the costs of complying with current environmental regulations will have a material adverse effect on our financial position, results of operations or cash flows, no assurance can be made that the costs of complying with environmental regulations in the future will not have such an effect. The impact to us and our industry from such actions is likely to be adverse and could be significant, particularly if regulators were to conclude that emissions from commercial aircraft cause significant harm to the upper atmosphere or have a greater impact on climate change than other industries.

Compliance with recently adopted DOT passenger protections rules will increase our costs and may ultimately negatively impact our operations.

In December 2009, the DOT adopted a series of passenger protection rules that we believe may have a significant effect on our business and operations and which are scheduled to take effect at the end of April, 2010. These rules provide, among other things, that airlines return aircraft to the gate for deplaning following tarmac delays in certain circumstances. A significant portion of our operations are focused in the northeast. Given the poor operating performance of the air traffic control system in the northeast during certain weather conditions, particularly during the summer season, this rule may produce results more harmful to customers than intended. The implementation of these rules may negatively impact our operations and our business.

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

Aircraft

As of December 31, 2009, we operated a fleet consisting of 110 Airbus A320 aircraft each powered by two IAE International Aero Engines V2527-A5 engines and 41 EMBRAER 190 aircraft each powered by two General Electric Engines CF-34-10 engines, as follows:

	Seating		Capital	Operating		Average Age
Aircraft	Capacity	Owned	Leased	Leased	Total	in Years

Airbus A320	150	82	4	24	110	4.9
EMBRAER 190	100	10	—	31	41	2.8

Totals		92	4	55	151	4.3

Our aircraft leases have an average remaining lease term of approximately 11.8 years at December 31, 2009. The earliest of these terms ends in 2011 and the latest ends in 2026. We have the option to extend most of these leases for additional periods or to purchase aircraft at the end of the related lease term. All but one of our 92 owned aircraft and all but two of our 25 owned spare engines are subject to secured debt financing. We also own two EMBRAER 190 aircraft that are currently being leased to another air carrier and are not included in the table above.

In February 2009, we amended our EMBRAER purchase agreement, canceling the exercise of two options originally scheduled for delivery in 2015. Additionally, in March 2009, we deferred delivery of three aircraft originally scheduled for delivery in 2010 to 2012. In December 2009, we further amended our EMBRAER purchase agreement, rescheduling firm aircraft deliveries originally scheduled for delivery between 2011 through 2016 to 2010 through 2018, and options originally scheduled from 2011 through 2015 to 2011 through 2018.

In July 2009, we amended our Airbus purchase agreement, deferring delivery of three aircraft previously scheduled for delivery in 2010 to 2011 and canceling the exercise of six options to purchase aircraft at a future date. In February 2010, we amended our Airbus A320 purchase agreement by deferring delivery of six aircraft previously scheduled for delivery in 2011 and 2012 to 2015 in addition to canceling seven purchase options.

Additionally, in July 2009, we extended the lease on two of our aircraft, one of which had been set to expire in December 2009 and the other in March 2010.

As of December 31, 2009, including the effects of the various 2009 amendments and the 2010 Airbus A320 amendment, we had on order 115 aircraft, which are scheduled for delivery through 2018, with options to acquire 82 aircraft. We have the right to cancel five firm EMBRAER 190 deliveries in 2012 or later, provided no more than two deliveries are canceled in any one year. Our aircraft delivery schedule is as follows:

	Firm			Option
	Airbus	EMBRAER		Airbus	EMBRAER
Year	A320	190	Total	A320	190	Total

2010	—	4	4	—	—	—
2011	4	5	9	—	4	4
2012	11	6	17	—	10	10
2013	13	7	20	—	10	10
2014	12	7	19	4	10	14
2015	15	7	22	4	10	14
2016	—	8	8	—	10	10
2017	—	8	8	—	10	10
2018	—	8	8	—	10	10

	55	60	115	8	74	82

Facilities

We occupy all of our facilities at each of the airports we serve under leases or other occupancy agreements. Our agreements for terminal passenger service facilities, which include ticket counter and gate space, operations support area and baggage service offices, generally have terms ranging from less than one year to five years, and contain provisions for periodic adjustments of rental rates, landing fees and other charges applicable under the type of lease. We also are responsible for maintenance, insurance, utilities and certain other facility-related expenses and services. We have entered into use arrangements at each of the airports we serve that provide for the non-exclusive use of runways, taxiways and other airport facilities. Landing fees under these agreements are typically based on the number of landings and the weight of the aircraft.

In November 2005, we executed a lease agreement with the PANYNJ for the construction and operation of Terminal 5 which became our principal base of operations at JFK when we began to operate from it in October 2008. The lease term ends on October 22, 2038, the thirtieth anniversary of the date of our beneficial occupancy of the new terminal, and we have a one-time early termination option five years prior to the end of the scheduled lease term.

As of December 31, 2009, our West Coast operations were based at Long Beach Municipal Airport which serves the Los Angeles area. Our operations at Boston’s Logan International Airport were based at Terminal C where we operated 11 gates and 28 ticket counter positions. Our operations at Washington’s Dulles International Airport were based at Terminal B where we operated four gates and ten ticket counter positions.

We lease a 70,000 square foot aircraft maintenance hangar and an adjacent 32,000 square foot office and warehouse facility at JFK to accommodate our technical support operations and passenger provisioning personnel. The ground lease for this site expires in 2030. In addition, we occupy a building at JFK where we store aircraft spare parts and perform ground equipment maintenance.

We also lease a flight training center at Orlando International Airport which encompasses 80,000 square feet and is equipped with six full flight simulators, two cabin trainers, a training pool, classrooms and support areas. This facility, which is capable of housing eight full flight simulators, is being used for the initial and recurrent training of our pilots and in-flight crew, as well as support training for our technical operations and airport crew. In addition, we lease a 70,000 square foot hangar at Orlando International Airport which is used by Live TV for the installation and maintenance of in-flight satellite television systems and aircraft maintenance. The ground leases for our Orlando facilities expire in 2035.

Our primary corporate offices are located in Forest Hills, New York, where we occupy space under a lease that expires in 2012, and our finance department is based in Darien, Connecticut, where we occupy space under a lease that expires in 2011. Our office in Salt Lake City, Utah, where we occupy space under a lease that expires in 2014, contains a core team of employees who are responsible for group sales, customer service, at-home reservation agent supervision, disbursements and certain other finance functions. In addition to the above, a portion of our information technology function is based in Garden City, New York, where we occupy space under a lease that expires in 2015.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information concerning JetBlue’s executive officers as of the date of this report follows. There are no family relationships between any of our executive officers.

David Barger, age 51, is our President and Chief Executive Officer. He has served in the capacity of Chief Executive Officer since May 2007 and in the capacity of President since June 2009. He is also a member of our Board of Directors. He previously served as our President from August 1998 to September 2007 and Chief Operating Officer from August 1998 to March 2007. From 1992 to 1998, Mr. Barger served in various management positions with Continental Airlines, including Vice President, Newark hub. He held various director level positions at Continental Airlines from 1988 to 1995. From 1982 to 1988, Mr. Barger served in various positions with New York Air, including Director of Stations.

Edward Barnes, age 45, is our Executive Vice President and Chief Financial Officer, a position he has held since November 2007. Mr. Barnes joined us in October 2006 as Vice President, Cost Management and Financial Analysis, and more recently served as Vice President, Finance. His prior experience includes serving as Vice President, Controller of JDA Software from April 2005 through September 2006; Senior Vice President, Chief Financial Officer at Assisted Living Concepts from December 2003 to March 2005; and Vice President, Controller at Pegasus Solutions from June 2000 to December 2003. Previously, he served in various positions of increasing responsibility at Southwest Airlines Co. and America West Airlines, Inc., with his final position at America West as Vice President, Controller of The Leisure Company, their vacation packaging subsidiary. He is a Certified Public Accountant and a member of the AICPA.

Rob Maruster, age 38, is our Executive Vice President and Chief Operating Officer and has served in this capacity since June 2009. Mr. Maruster joined JetBlue in 2005 as Vice President, Operations Planning, after a 12-year career with Delta Air Lines in a variety of increasingly responsible leadership positions in the carrier’s Marketing and Customer Service departments, culminating in being responsible for all operations at Delta’s largest hub in Atlanta as Vice President, Airport Customer Service at Hartsfield-Jackson Atlanta International Airport. In 2006, Mr. Maruster was promoted to Senior Vice President, Airports and Operational Planning and in 2008, Mr. Maruster’s responsibilities expanded to include the Customer Services group which included Airports, Inflight Services, Reservations, and System Operations.

Robin Hayes, age 43, is our Executive Vice President and Chief Commercial Officer. He joined JetBlue in August 2008 after nineteen years at British Airways. In his last role at British Airways, Mr. Hayes served as Executive Vice President for The Americas and before that he served in a number of operational and commercial positions in the UK and Germany.

James Hnat, age 39, is our Executive Vice President Corporate Affairs, General Counsel and Secretary and has served in this capacity since April 2007. He served as our Senior Vice President, General Counsel and Assistant Secretary since March 2006, and as our General Counsel and Assistant Secretary from February 2003 to March 2006 and as our Associate General Counsel from June 2001 to January 2003. Mr. Hnat is a member of the bar of New York and Massachusetts.

Don Daniels, age 42, is our Vice President and Chief Accounting Officer, a position he has held since May 2009. He served as our Vice President and Corporate Controller since October 2007. He previously served as our Assistant Controller since July 2006 and Director of Financial Reporting since October 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol JBLU. The table below shows the high and low sales prices for our common stock.

	High	Low

2008 Quarter Ended
March 31	$7.33	$4.30
June 30	5.99	3.52
September 30	6.75	3.04
December 31	7.20	3.09

2009 Quarter Ended
March 31	$7.74	$2.81
June 30	6.40	3.44
September 30	6.87	4.08
December 31	6.39	4.74

As of January 31, 2010, there were approximately 644 holders of record of our common stock.

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

The following line graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s 500 Stock Index and the AMEX Airline Index from December 31, 2004 to December 31, 2009. The comparison assumes the investment of $100 in our common stock and in each of the foregoing indices and reinvestment of all dividends. The stock performance shown represents historical performance and is not representative of future stock performance.

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

JetBlue Airways Corporation	$100	$99	$92	$38	$46	$35
S&P 500 Stock Index	100	105	121	128	81	102
AMEX Airline Index(1)	100	91	97	57	40	56

(1) As of December 31, 2009, the AMEX Airline Index consisted of Alaska Air Group Inc., AMR Corporation, Continental Airlines Inc., Delta Air Lines, Inc., Gol Linhas Aereas Inteligentes, JetBlue Airways Corporation, US Airways Group Inc., Lan Airlines SA, SkyWest Inc., Southwest Airlines Co., Ryanair Holdings plc., Tam S.A., and UAL Corporation.

ITEM 6.	SELECTED FINANCIAL DATA

The following financial information for the five years ended December 31, 2009 has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report.

	Year Ended December 31,
	2009		2008	2007	2006	2005
	(in millions, except per share data)

Statements of Operations Data:
Operating revenues	$3,286		$3,388	$2,842	$2,363	$1,701
Operating expenses:
Aircraft fuel and related taxes	945		1,397	968	786	514
Salaries, wages and benefits (1)	776		694	648	553	428
Landing fees and other rents	213		199	180	158	112
Depreciation and amortization (2)	228		205	176	151	115
Aircraft rent	126		129	124	103	74
Sales and marketing	151		151	121	104	81
Maintenance materials and repairs	149		127	106	87	64
Other operating expenses (3)	419		377	350	294	265

Total operating expenses	3,007		3,279	2,673	2,236	1,653

Operating income	279		109	169	127	48
Other income (expense) (4)	(180)		(199)	(138)	(128)	(79)

Income (loss) before income taxes	99		(90)	31	(1)	(31)
Income tax expense (benefit)	41		(5)	19	6	(6)

Net income (loss)	$58		$(85)	$12	$(7)	$(25)

Earnings (loss) per common share:
Basic	$0.22		$(0.37)	$0.06	$(0.04)	$(0.16)
Diluted	$0.20		$(0.37)	$0.06	$(0.04)	$(0.16)

Other Financial Data:
Operating margin	8.5%		3.2%	6.0%	5.4%	2.8%
Pre-tax margin	3.0%		(2.7)%	1.1%	(0.1)%	(1.8)%
Ratio of earnings to fixed charges (5)	1.32	x	—	—	—	—
Net cash provided by (used in) operating activities	$486		$(17)	$358	$274	$170
Net cash used in investing activities	(457)		(247)	(734)	(1,307)	(1,276)
Net cash provided by financing activities	306		635	556	1,037	1,093

(1)	In 2005, we recorded $7 million in non-cash stock-based compensation expense related to the acceleration of certain employee stock options.

(2)	In 2008, we wrote-off $8 million related to our temporary terminal facility at JFK.

(3)	In 2009, 2008, 2007, and 2006, we sold two, nine, three, and five aircraft, respectively, which resulted in gains of $1 million, $23 million, $7 million, and $12 million, respectively. In 2005, we wrote-off $6 million in development costs relating to a maintenance and inventory tracking system that was not implemented.

(4)	In 2008, we recorded $13 million in additional interest expense related to the early conversion of a portion of our 5.5% convertible debentures due 2038 and $14 million in interest income related to the gain on extinguishment of debt. In December 2008, we recorded a holding loss of $53 million related to the valuation of our auction rate securities.

(5)	Earnings were inadequate to cover fixed charges by $136 million, $11 million, $27 million and $46 million for the years ended December 31, 2008, 2007, 2006, and 2005, respectively.

	As of December 31,
	2009	2008	2007	2006	2005
	(in millions)

Balance Sheet Data:
Cash and cash equivalents	$896	$561	$190	$10	$6
Investment securities	246	244	611	689	476
Total assets	6,554	6,020	5,595	4,840	3,890
Total debt	3,304	3,144	3,022	2,804	2,281
Common stockholders’ equity	1,539	1,266	1,050	972	937

	Year Ended December 31,
	2009	2008	2007	2006	2005

Operating Statistics (unaudited):
Revenue passengers (thousands)	22,450	21,920	21,387	18,565	14,729
Revenue passenger miles (millions)	25,955	26,071	25,737	23,320	20,200
Available seat miles (ASMs)(millions)	32,558	32,442	31,904	28,594	23,703
Load factor	79.7%	80.4%	80.7%	81.6%	85.2%
Aircraft utilization (hours per day)	11.5	12.1	12.8	12.7	13.4
Average fare	$130.41	$139.40	$123.23	$119.73	$110.03
Yield per passenger mile (cents)	11.28	11.72	10.24	9.53	8.02
Passenger revenue per ASM (cents)	8.99	9.42	8.26	7.77	6.84
Operating revenue per ASM (cents)	10.09	10.44	8.91	8.26	7.18
Operating expense per ASM (cents)	9.24	10.11	8.38	7.82	6.98
Operating expense per ASM, excluding fuel (cents)	6.33	5.80	5.34	5.07	4.81
Airline operating expense per ASM (cents)(6)	8.99	9.87	8.27	7.76	6.91
Departures	215,526	205,389	196,594	159,152	112,009
Average stage length (miles)	1,076	1,120	1,129	1,186	1,358
Average number of operating aircraft during period	148.0	139.5	127.8	106.5	77.5
Average fuel cost per gallon, including fuel taxes	$2.08	$3.08	$2.18	$2.08	$1.70
Fuel gallons consumed (millions)	455	453	444	377	303
Full-time equivalent employees at period end(6)	10,704	9,895	9,909	9,265	8,326

(6)	Excludes results of operations and employees of LiveTV, LLC, which are unrelated to our airline operations and are immaterial to our consolidated operating results.

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

“Average fuel cost per gallon” represents total aircraft fuel costs, including fuel taxes and effective portion of fuel hedging, divided by the total number of fuel gallons consumed.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an award winning airline with a differentiated product and a commitment to customer service that offers competitive fares primarily on point-to-point routes. Our value proposition includes operating a young, fuel efficient fleet with more legroom than any other domestic airline’s coach product, free in-flight entertainment, pre-assigned seating, unlimited snacks, and the airline industry’s only Customer Bill of Rights. At December 31, 2009, we served 60 destinations in 20 states, Puerto Rico, and eleven countries in the Caribbean and Latin America and operated over 600 flights a day with a fleet of 110 Airbus A320 aircraft and 41 EMBRAER 190 aircraft.

In 2009, we reported net income of $58 million and an operating margin of 8.5%, as compared to a net loss of $85 million and an operating margin of 3.2% in 2008. The year-over-year improvement in our financial performance was primarily a result of a 33% decrease in our realized fuel price and a net $53 million holding loss related to the valuation of our auction rate securities, or ARS, in 2008.

Our goal is to become “Americas’ Favorite Airline” — for our employees (whom we refer to as crewmembers), customers and shareholders. Our plan in achieving this goal is dependent upon continuing to provide superior customer service and delivering the JetBlue Experience. Our financial strategy currently includes a commitment to positive free cash flow and long-term sustainable growth while also maintaining an adequate liquidity position. Our commitment to these goals drives a focus on controlling costs, maximizing unit revenues, managing capital expenditures, and disciplined growth.

Our disciplined growth begins with managing the growth, size and age of our fleet. In 2009, in response to continuing uncertain economic conditions, we continued to carefully manage the size of our fleet. As a result, aircraft capital expenditures were significantly reduced from previous years. We modified our Airbus A320 purchase agreement in July resulting in the deferral of three aircraft previously scheduled for delivery in 2010 to 2011 and canceling six options to purchase aircraft at a future date. We also modified our EMBRAER 190 purchase agreement three times rescheduling deliveries and options originally scheduled for delivery between 2010 and 2016 to 2010 through 2018. During the year, we increased the size of our A320 operating fleet by three aircraft and our EMBRAER 190 operating fleet by six aircraft. In February 2010, as part of broader ongoing discussions, we further amended our Airbus purchase agreement, deferring six aircraft previously scheduled for delivery in 2011 and 2012 to 2015. This amendment had the effect of reducing our 2010 capital expenditures by $40 million in related pre-delivery deposits. We are currently scheduled to take delivery of four aircraft in 2010. We may further slow our fleet growth through additional aircraft sales, leasing of aircraft, returns of leased aircraft and/or deferral of aircraft deliveries.

Our disciplined growth has also allowed us to optimize our route network. The growth of our route network in 2009 was primarily through the addition of new destinations in the Caribbean and Latin America, markets which have historically matured more quickly than mainland flights of a comparable distance. We have approximately 21% of our capacity in the Caribbean and Latin America; we expect this number to continue to grow in 2010. We added eight new destinations in 2009, six of which were in the Caribbean and Latin America, compared to two new destinations that were added in 2008 and five that were added in 2007. We have also strengthened our position as the largest carrier at Boston’s Logan International Airport in terms of number of seats offered and destinations served. In 2010, we plan to continue to focus on our Boston and Caribbean expansion.

In November 2009, we launched a commercial agreement with Deutsche Lufthansa AG, or Lufthansa, providing our customers with convenient connections at 12 of our domestic locations to Lufthansa’s network of over 400 locations overseas and providing Lufthansa’s customers access to our growing network.

In November 2009, we also launched an improved version of our customer loyalty program, TrueBlue. The program was re-designed based on customer feedback, and is aimed at making our frequent flyer benefits more robust, rewarding, and flexible. TrueBlue points are earned based on the value paid for a flight as opposed to the length of travel. Under the enhanced program, there are no blackout dates for award flights and points expirations can be extended. Based on extensive customer surveys, we believe this enhanced program will make our product more appealing to the business customer.

On January 29, 2010 we implemented a new integrated customer service system, which includes a reservations system, revenue management system, revenue accounting system, and customer loyalty management system. Transitioning to this new platform offers many benefits which we believe will position us well for our long term growth. These benefits include added flexibility in the complex environments we operate under, opportunities for future codeshare and interline agreements, customer relationship management, ancillary revenue opportunities, improved functionality of our website, and improved revenue management capabilities.

In an effort to reduce delays and modernize the airport, the FAA and the Port Authority of New York and New Jersey, or PANYNJ, have been undertaking major construction work at JFK. Their plans include the creation of new taxiways and holding pads, runway widening and rehabilitation, as well as the installation of new ground radar, lighting and other navigation equipment. Most significantly, this project will include the closure and rehabilitation of the most important runway in our network. The JFK runway is scheduled to be closed from March 1 through June 30, 2010. While we believe the results of this project will ultimately help to alleviate some of the challenges of operating at JFK, our operations may be adversely impacted during the runway closure. In order to help mitigate the impact of this closure, we, and the other major domestic carriers operating at JFK have agreed to reduce flights throughout the closure period.

We derive our revenue primarily from transporting passengers on our aircraft. Passenger revenue accounted for 89% of our total operating revenues for the year ended December 31, 2009. Revenues generated from international routes, excluding Puerto Rico, accounted for 13% of our total passenger revenues in 2009. Revenue is recognized either when transportation is provided or after the ticket or customer credit expires. We measure capacity in terms of available seat miles which represents the number of seats available for passengers multiplied by the number of miles the seats are flown. Yield, or the average amount one passenger pays to fly one mile, is calculated by dividing passenger revenue by revenue passenger miles.

We strive to increase passenger revenue primarily by increasing our yield per flight which produces higher revenue per available seat mile, or RASM. Our objective is to optimize our fare mix to increase our overall average fare and, in certain markets, utilize our network to maximize connecting opportunities while continuing to provide our customers with competitive fares. When we enter a new market our fares are designed to stimulate demand, particularly from fare-conscious leisure and business travelers who might otherwise have used alternate forms of transportation or would not have traveled at all. In addition to our regular fare structure, we frequently offer sale fares with shorter advance purchase requirements in most of the markets we serve and match the sale fares offered by other airlines.

Other revenue consists primarily of fees charged to customers in accordance with our published policies relating to reservation changes and baggage limitations, the marketing component of TrueBlue point sales, concession revenues, revenues associated with transporting mail and cargo, rental income and revenues earned by our subsidiary, LiveTV, LLC, for the sale of, and on-going services provided for, in-flight entertainment systems on other airlines.

We maintain one of the lowest cost structures in the industry due to the young average age of our fleet, a productive non-union workforce, and cost discipline. In 2010, we plan to continue our focus on cost control while improving the JetBlue Experience for our customers. The largest components of our operating expenses are aircraft fuel and related taxes and salaries, wages and benefits provided to our crewmembers. Unlike most airlines, we have a policy of not furloughing crewmembers during economic downturns and a non-union workforce, which we believe provides us with more flexibility and allows us to be more productive. The price and availability of aircraft fuel, which is our single largest operating expense, are extremely volatile due to global economic and geopolitical factors that we can neither control nor accurately predict. Sales and marketing expenses include advertising, fees paid to credit card companies, and commissions paid for our participation in GDSs and OTAs. Our distribution costs tend to be lower than those of most other airlines on a per unit basis because the majority of our customers book directly through our website or our agents. Maintenance materials and repairs are expensed when incurred unless covered by a third party services contract. Because the average age of our aircraft is 4.3 years, all of our aircraft currently require less maintenance than they will in the future. Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our unit costs, as our fleet ages. Other operating expenses consist of purchased services (including expenses related to fueling, ground handling, skycap, security and janitorial services), insurance, personnel expenses, cost of goods sold to other airlines by LiveTV, professional fees, passenger refreshments, supplies, bad debts, communication costs, gains on aircraft sales and taxes other than payroll and fuel taxes.

During 2009 we experienced lower fuel prices than we did in 2008, helping to offset the weaker demand environment for air travel. In the fourth quarter of 2008, we effectively exited a majority of our 2009 fuel hedges then outstanding and prepaid a portion of our liability thereby limiting our exposure to additional cash collateral requirements. As a result, we benefited from the lower fuel prices in 2009. In the second and third quarters of 2009, fuel prices began to rise although they remain much lower than the record high prices of 2008. In response, we began to rebuild our fuel hedge portfolio by entering into a variety of fuel hedge contracts covering a portion of our consumption in the fourth quarter 2009 through the first half of 2011. In total, we effectively hedged 23% of our total 2009 fuel consumption. As of December 31, 2009, we had outstanding fuel hedge contracts covering approximately 60% of our forecasted consumption for the first quarter of 2010, 40% for the full year 2010, and 6% for the first half of 2011. Additionally, in January 2010 we entered into a jet fuel swap agreement covering another 5% of our total 2010 forecasted consumption. We will continue to monitor fuel prices closely and take advantage of fuel hedging opportunities in order to mitigate our liquidity exposure and provide some protection against significant volatility and increases in fuel prices.

The airline industry is one of the most heavily taxed in the U.S., with taxes and fees accounting for approximately 16% of the total fare charged to a customer. Airlines are obligated to fund all of these taxes and fees regardless of their ability to pass these charges on to the customer. Additionally, if the TSA changes the way the Aviation Security Infrastructure Fee is assessed, our security costs may be higher.

The airline industry has been intensely competitive in recent years due in part to persistently high fuel prices and the adverse financial condition of many of the domestic airlines, leading to significant consolidation, bankruptcies and liquidation in recent years. In 2009 numerous smaller airlines around the world ceased operations and other larger international carriers faced bankruptcy. At the same time, the merger of Delta and Northwest created the world’s largest airline.

We continue to focus on maintaining adequate liquidity. In June 2009, we successfully accessed the capital markets raising net proceeds of approximately $300 million through a $201 million convertible debt financing and a $112 million common stock offering. In October 2009, we entered into an agreement with Citigroup Global Markets, Inc. under which they agreed to purchase our auction rate securities, or ARS, which had a par value of approximately $158 million, for approximately $120 million. We also had approximately $117 million in collateral posted for our fuel hedges as of December 31, 2008 returned to us during 2009. Our goal is to continue to be diligent with our liquidity. We have manageable scheduled debt maturities in 2010 totaling approximately $390 million, which we believe will enable us to achieve this liquidity goal.

Our ability to be profitable in this competitive environment depends on, among other things, operating at costs equal to or lower than those of our competitors, continuing to provide high quality customer service and maintaining adequate liquidity levels. Although we have been able to raise capital and continue to grow, the highly competitive nature of the airline industry and the impact of the current economic conditions could prevent us from attaining the passenger traffic or yields required to be profitable in new and existing markets.

The highest levels of traffic and revenue on our routes to and from Florida are generally realized from October through April and on our routes to and from the western United States in the summer. Our Visiting Friends and Relatives (or VFR) markets continue to complement our leisure-driven markets from both a seasonal and day of week perspective. Many of our areas of operations in the Northeast experience bad weather conditions in the winter causing increased costs associated with de-icing aircraft, cancelled flights and accommodating displaced customers. Our Florida and Caribbean routes experience bad weather conditions in the summer and fall due to thunderstorms and hurricanes. As we enter new markets we could be subject to additional seasonal variations along with competitive responses to our entry by other airlines. Given our high proportion of fixed costs, this seasonality may cause our results of operations to vary from quarter to quarter.

Outlook for 2010

Our focus in 2010 will continue to be on seeking to achieve positive free cash flow and long-term sustainable growth through managing capital expenditures, disciplined cost control and unit revenue optimization while continuing to manage risk in an uncertain and volatile economic environment. We expect the benefits of slower growth we began to see in 2008 will continue through 2010. We will, nevertheless, continue to rationalize capacity to take advantage of market opportunities, including potential further increases in our Caribbean presence. In addition, we continuously look to expand our other ancillary revenue opportunities.

In addition to the economic pressures facing the entire industry, we have two major operational obstacles that will challenge us in the first half of 2010. First, the ongoing implementation of our new integrated customer service system. The integrated system, when fully implemented, will increase our capabilities including growing our current business, improving the overall customer experience and enhancing the JetBlue brand. However, we will continue to work through implementation issues and incur one time implementation costs in the weeks and months following our initial implementation in late January 2010. Second, the impact of the four month closure of the largest runway at JFK, our home base of operations, beginning in March is unknown. While we have planned for this closure and have undertaken efforts to mitigate the impact, including reduced flights schedules and redeploying capacity, we do anticipate some operational challenges during this period.

For the full year, we expect our operating capacity to increase approximately 5% to 7% over 2009 with the addition of four new EMBRAER 190 aircraft to our operating fleet, most of which will be deployed in our Caribbean markets. Revenue per available seat mile, or RASM, is expected to improve between 5% and 8% over 2009, which reflects the maturation of markets we previously opened and some improved capabilities in the later part of the year associated with our new customer service system. Assuming fuel prices of $2.26 per gallon, including fuel taxes and net of effective hedges, our cost per available seat mile for 2010 is expected to increase by 5% to 7% over 2009. This expected increase is a result of higher salaries and wages due to the pilot wage increases implemented in June of 2009, higher maintenance costs and the costs associated with transitioning to our new customer service system.

Results of Operations

Unfavorable economic conditions contributed to the continued weakened demand for domestic leisure and business air travel. Throughout 2009, many airlines were aggressive with fare sales, particularly during off-peak travel periods, which further pressured an already challenging pricing environment. However, we are encouraged going into 2010 as these fare sales appear to be tapering down. We continue to closely monitor consumer demand in order to promptly respond to changes in the demand environment as a result of continued volatility and economic uncertainty. Domestic airlines have largely responded to the economic environment and softening demand by offering fare sales and redeploying capacity and reducing overall capacity. In an effort to increase demand during low travel periods and attract new customers, we launched our All-You-Can-Jet Pass promotion in September 2009 offering unlimited travel for one month for a $599 fixed fee. In response to the uncertain economic conditions, throughout 2009, we focused on cost discipline, careful management of our fleet and capacity, and maintaining a strong liquidity position. Average fares for the year decreased 6% over 2008 to $130.41 while load factor declined 0.7 points to 79.7% from the full year 2008.

Our on-time performance, defined by the DOT as arrivals within 14 minutes of schedule, was 77.5% in 2009 compared to 72.9% in 2008. We continued to see improvement in our on-time performance throughout the year and on a year-over-year basis; however, we continued to be affected by the fact that a significant percentage of our flights operate out of three of the most congested and delay-prone airports in the U.S.

Year 2009 Compared to Year 2008

We reported net income of $58 million in 2009 compared to a net loss of $85 million in 2008. In 2009, we had operating income of $279 million, an increase of $170 million over 2008, and our operating margin of 8.5%, up 5.3 points from 2008. Diluted earnings per share were $0.20 for 2009 compared to diluted loss per share of $0.37 for 2008.

Operating Revenues.  Operating revenues decreased 3%, or $102 million, primarily due to a 4% decrease in passenger revenues. The $128 million decrease in passenger revenues was attributable to a 4% decrease in yield over 2008 and a 0.7 point decrease in load factor on relatively flat capacity offset by increases in fees from our Even More Legroom optional upgrade product, which we introduced in mid-2008.

Other revenues increased 8%, or $26 million, primarily due to higher excess baggage revenue of $18 million resulting from the introduction of the second checked bag fee in June 2008 and increased rates for these and other ancillary services during 2009. Other revenue also increased due to additional LiveTV third-party revenues as a result of additional third party aircraft installations, and higher concession revenues from our new terminal at JFK, partially offset by a reduction in charter revenue.

Operating Expenses.  Operating expenses decreased 8%, or $272 million, primarily due to lower fuel prices, partially offset by increased salaries, wages and benefits, depreciation and amortization, maintenance and variable costs. In 2009 operating expenses were offset by $1 million in gains on the sale of aircraft compared to $23 million in gains on the sale of aircraft in 2008. While we had on average eight additional average aircraft in service in 2009, operating capacity increased less than 1% to 32.56 billion available seat miles in 2009 due to shorter stage lengths as a result of shifting capacity from transcontinental flying to shorter haul. Operating expenses per available seat mile decreased 9% to 9.24 cents. Excluding fuel, our cost per available seat mile increased 9% in 2009. In detail, operating costs per available seat mile were (percent changes are based on unrounded numbers):

	Year Ended December 31,		Percent
	2009	2008	Change
	(in cents)

Operating expenses:
Aircraft fuel and related taxes	2.91	4.31	(32.6)%
Salaries, wages and benefits	2.38	2.14	11.4
Landing fees and other rents	.65	.62	6.4
Depreciation and amortization	.70	.63	11.0
Aircraft rent	.39	.40	(2.5)
Sales and marketing	.46	.47	(0.8)
Maintenance materials and repairs	.46	.39	17.2
Other operating expenses	1.29	1.15	10.7

Total operating expenses	9.24	10.11	(8.6)%

In 2009, our average aircraft utilization declined 5% to 11.5 hours per day. A lower aircraft utilization results in fewer available seat miles and, therefore, higher unit costs. We estimate that a significant portion of the year-over-year increase in our total cost per available mile, excluding fuel, was attributable to the decrease in our aircraft utilization and also was a significant factor of the increase in each component.

Aircraft fuel expense decreased 32%, or $452 million, due to a 33% decrease in average fuel cost per gallon, or $457 million after the impact of fuel hedging, offset by two million more gallons of aircraft fuel consumed, resulting in $6 million of higher fuel expense. We recorded $120 million in fuel hedge losses during 2009 versus $47 million in fuel hedge gains during 2008. Our average fuel cost per gallon was $2.08 for the year ended December 31, 2009 compared to $3.08 for the year ended December 31, 2008. Our fuel costs represented 31% and 43% of our operating expenses in 2009 and 2008, respectively. Based on our expected fuel volume for 2010, a 10% per gallon increase in the cost of aircraft fuel would increase our annual fuel expense by approximately $101 million. Cost per available seat mile decreased 33% primarily due to the decrease in fuel prices.

Salaries, wages and benefits increased 12%, or $82 million, due primarily to increases in pilot pay and related benefits and an 5% increase in average full-time equivalent employees. The increase in average full-time equivalent employees is partially driven by our policy of not furloughing employees and additional staffing levels in preparation for our new customer service system implementation in January 2010. Cost per available seat mile increased 11% primarily due to increased average wages.

Landing fees and other rents increased 7%, or $14 million, due to a 5% increase in departures over 2008, and increased landing fees associated with increased rates in existing markets as well as the opening of eight new cities in 2009, offset by a $12 million reduction in airport rents at JFK following our terminal move. Cost per available seat mile increased 6% due to increased departures.

Depreciation and amortization increased 11%, or $23 million, primarily due to $21 million in amortization associated with Terminal 5, which we began operating from in October 2008, and $13 million related to an average of 93 owned and capital leased aircraft in 2009 compared to 85 in 2008. This increase was offset by an $8 million asset write-off related to a temporary terminal facility at JFK in 2008. Cost per available seat mile was 11% higher due to the amortization associated with Terminal 5 and having on average eight additional owned operating aircraft.

Aircraft rent decreased 2%, or $3 million, primarily due to lower rates in effect on our aircraft under operating leases in 2009 compared to 2008. Cost per available seat mile decreased 2% due to these lower rates.

Sales and marketing expense remained relatively flat. Credit card fees were $3 million lower as a result of decreased passenger revenues, offset by $1 million in higher advertising costs and $2 million in higher commissions in 2009 related to our increased participation in GDSs and OTAs.

Maintenance materials and repairs increased 18%, or $22 million, due to eight more average operating aircraft in 2009 compared to 2008 and the gradual aging of our fleet. The average age of our fleet increased to 4.3 years as of December 31, 2009 compared to 3.6 years as of December 31, 2008. Maintenance expense is expected to increase significantly as our fleet ages, resulting in the need for additional repairs over time. Cost per available seat mile increased 17% primarily due to the gradual aging of our fleet.

Other operating expenses increased 11%, or $42 million, primarily due to an increase in variable costs associated with 5% more departures versus 2008, operating out of eight additional cities in 2009, and increased costs due to preparations for our implementation of our new customer service system in January 2010. Other operating expenses include the impact of $1 million and $23 million in gains on sales of aircraft in 2009 and 2008, respectively. Other operating expenses were further offset in 2009 by $11 million for certain tax incentives compared to $7 million in 2008. Cost per available seat mile increased 11% due primarily to increased departures and new stations.

Other Income (Expense).  Interest expense decreased 19%, or $45 million, primarily due to lower interest rates and debt repayments, totaling approximately $59 million, offset by additional financing including nine new aircraft and the issuance in 2009 of our 6.75% convertible Debentures, resulting in $32 million of additional interest expense. Interest expense in 2008 included the impact of $11 million of make whole payments from escrow in connection with the partial conversion of a portion of our 5.5% convertible Debentures due 2038. We incurred $30 million of interest expense in 2009 related to T5, compared to $38 million in 2008. Prior to the completion of the project in October 2008, we had capitalized $32 million of the 2008 interest expense. The remainder of the decrease in capitalized interest was due to lower average outstanding pre-delivery deposits and lower interest rates.

Interest income and other increased 287%, or $15 million, primarily due to a $53 million loss related to our auction rate securities in 2008. Additionally, interest rates earned on investments were much lower in 2009, resulting in $23 million lower interest income. Interest income and other included $2 million and $14 million in gains on the extinguishment of debt in 2009 and 2008, respectively. Derivative instruments not qualifying for cash flow hedges in 2009 resulted in a loss of $1 million, compared to a $3 million gain in 2008. Additionally, accounting ineffectiveness on crude, heating oil, and jet fuel derivatives classified as cash flow hedges resulted in a gain of $1 million in both 2009 and 2008. We are unable to predict what the amount of ineffectiveness will be related to these instruments, or the potential loss of hedge accounting which is determined on a derivative-by-derivative basis, due to the volatility in the forward markets for these commodities.

Our effective tax rate was 41% in 2009 compared to 6% in 2008, mainly due to the nondeductibility of $21 million related to our ARS impairment in 2008. Our effective tax rate differs from the statutory income tax rate due to the non deductibility of certain items for tax purposes and the relative size of these items to our pre-tax income of $99 million in 2009 and pre-tax loss of $90 million in 2008.

Year 2008 Compared to Year 2007

We reported a net loss of $85 million in 2008 compared to net income of $12 million in 2007. In 2008, we had operating income of $109 million, a decrease of $60 million over 2007, and our operating margin was 3.2%, down 2.8 points from 2007. Diluted loss per share was $0.37 for 2008 compared to diluted earnings per share of $0.06 for 2007.

Operating Revenues.  Operating revenues increased 19%, or $546 million, primarily due to an increase in passenger revenues. The $420 million increase in passenger revenues was attributable to a 14% increase in yield due to a higher average fare offset by a slightly lower load factor. Passenger revenues were also higher due to a 5% increase in departures. Included in passenger revenues are the fees collected from passengers related to our EML product upgrade introduced in 2008.

Other revenue increased 61%, or $126 million, primarily due to higher change fees and excess baggage fees of $68 million resulting from more passengers, the introduction of the second checked bag fee in 2008, and increased change fee rates. Other revenue also increased due to higher LiveTV third-party revenues, rental income, mail revenues, in-flight sales, and the marketing component of TrueBlue pint sales.

Operating Expenses.  Operating expenses increased 23%, or $606 million, primarily due to a 41% increase in average fuel price per gallon and operating an average of 12 additional aircraft, which provided us with higher capacity. Operating capacity increased 2% to 32.44 billion available seat miles in 2008 due to having 9% more average aircraft in-service. Operating expenses per available seat mile increased 21% to 10.11 cents. Excluding fuel, our cost per available seat mile increased 9% in 2008. In detail, operating costs per available seat mile were (percent changes are based on unrounded numbers):

	Year Ended December 31,		Percent
	2008	2007	Change
	(in cents)

Operating expenses:
Aircraft fuel and related taxes	4.31	3.04	42.0%
Salaries, wages and benefits	2.14	2.03	5.2
Landing fees and other rents	.62	.57	8.8
Depreciation and amortization	.63	.55	14.7
Aircraft rent	.40	.39	2.5
Sales and marketing	.47	.38	23.4
Maintenance materials and repairs	.39	.33	18.4
Other operating expenses	1.15	1.09	5.8

Total operating expenses	10.11	8.38	20.6%

In 2008, our average aircraft utilization declined 5% to 12.1. A lower aircraft utilization results in fewer available seat miles and, therefore, higher unit costs. We estimate that a significant portion of the year-over-year increase in our total cost per available seat mile was attributable to the decrease in our aircraft utilization and also was a significant factor of the increase in each component.

Aircraft fuel expense increased 44%, or $429 million, which includes related fuel taxes and the effective portion of fuel hedging, due to a 41% increase in average fuel cost per gallon, and nine million more gallons of aircraft fuel consumed resulting in $20 million of additional fuel expense. Aircraft fuel prices continued to ascend to record high levels during most of 2008, with our average fuel price per gallon at $3.08 compared to $2.18 for the year ended December 31, 2007. Our fuel costs represented 43% and 36% of our operating expenses in 2008 and 2007, respectively. Cost per available seat mile increased 42% primarily due to higher fuel prices.

Salaries, wages and benefits increased 7%, or $46 million, due primarily to a 4% increase in average full-time equivalent employees and increases in pay rates, offset by a decrease in overtime pay that was incurred in connection with the weather-related events in the first quarter of 2007. The increase in average full-time equivalent employees is partially driven by our policy of not furloughing employees during economic downturns. Cost per available seat mile increased 5% as a result of the increases in salaries, wages, and benefits.

Landing fees and other rents increased 11%, or $19 million, due to a 5% increase in departures over 2007 and increased airport rents associated with increased rates in existing markets as well as the opening of two new cities in 2008. Cost per available seat mile increased 9% due to the increased rents.

Depreciation and amortization increased 17%, or $29 million, primarily due to having an average of 85 owned and capital leased aircraft in 2008 compared to 78 in 2007 and an $8 million asset write-off related to our temporary terminal facility at JFK in 2008, as well as $5 million in amortization related to our new terminal at JFK in 2008. Cost per available seat mile was 15% higher due to the asset write-off.

Aircraft rent increased 4%, or $5 million, due to operating an average of five more aircraft under operating leases in 2008 compared to 2007. Cost per available seat mile increased 3% due to a higher percentage of our fleet being leased.

Sales and marketing expense increased 26%, or $30 million, primarily due to $16 million in higher credit card fees resulting from increased passenger revenues and $5 million in commissions related to our participation in GDSs, as well as $10 million in higher advertising costs in 2008, which included the launch of our “Happy Jetting” campaign. On a cost per available seat mile basis, sales and marketing expense increased 23%, primarily due to higher advertising costs and higher credit card fees associated with our increase in average fares. We book the majority of our reservations through a combination of our website and our agents.

Maintenance materials and repairs increased 19%, or $21 million, due to 12 more average operating aircraft in 2008 compared to 2007 and a gradual aging of our fleet. Cost per available seat mile increased 18%, primarily due to an increase in the average age of our fleet. Maintenance expense is expected to increase significantly as our fleet ages.

Other operating expenses increased 8%, or $27 million, primarily due to more LiveTV third-party customers, higher variable costs associated with a 2% increase in capacity and a 3% increase in the number of passengers served. Other operating expenses include the impact of $23 million and $7 million in gains on sales of aircraft in 2008 and 2007, respectively. Other operating expenses were further offset in 2008 by $7 million for certain tax incentives. Cost per available seat mile increased 6% due primarily to additional LiveTV third-party customer installations.

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

Interest income and other decreased 110%, or $59 million, primarily due to a $53 million net impairment charge for ARS and a $20 million decrease in interest income due to lower rates of return in 2008, offset partially by $14 million in gains on the extinguishment of debt.

Our effective tax rate was 6% in 2008 compared to 61% in 2007, mainly due to the establishment of a valuation allowance of $21 million related to our $67 million ARS impairment. Our effective tax rate differs from the statutory income tax rate due to the nondeductibility of certain items for tax purposes and the relative size of these items to our pre-tax loss of $90 million in 2008 and pre-tax income of $31 million in 2007.

Quarterly Results of Operations

The following table sets forth selected financial data and operating statistics for the four quarters ended December 31, 2009. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10-K.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Statements of Operations Data (dollars in millions)
Operating revenues	$793	$807	$854	$832
Operating expenses:
Aircraft fuel and related taxes	222	236	255	232
Salaries, wages and benefits	185	192	199	200
Landing fees and other rents	50	54	56	53
Depreciation and amortization	55	56	59	58
Aircraft rent	32	32	31	31
Sales and marketing	37	38	38	38
Maintenance materials and repairs	37	34	40	38
Other operating expenses (1)	102	89	110	118

Total operating expenses	720	731	788	768

Operating income (loss)	73	76	66	64
Other income (expense) (2)	(53)	(40)	(43)	(44)

Income (loss) before income taxes	20	36	23	20
Income tax expense (benefit)	8	16	8	9

Net income (loss)	$12	$20	$15	$11

Operating margin	9.3%	9.4%	7.7%	7.6%
Pre-tax margin	2.5%	4.5%	2.7%	2.4%
Operating Statistics:
Revenue passengers (thousands)	5,291	5,691	6,011	5,457
Revenue passenger miles (millions)	6,040	6,545	7,027	6,343
Available seat miles ASM (millions)	7,942	8,237	8,391	7,988
Load factor	76.0%	79.5%	83.7%	79.4%
Aircraft utilization (hours per day)	12.0	11.9	11.5	10.8
Average fare	$133.39	$126.74	$127.04	$135.07
Yield per passenger mile (cents)	11.69	11.02	10.87	11.62
Passenger revenue per ASM (cents)	8.89	8.76	9.10	9.23
Operating revenue per ASM (cents)	9.98	9.80	10.19	10.41
Operating expense per ASM (cents)	9.06	8.88	9.40	9.62
Operating expense per ASM, excluding fuel (cents)	6.25	6.02	6.36	6.71
Airline operating expense per ASM (cents) (3)	8.83	8.66	9.13	9.35
Departures	53,014	54,885	55,420	52,207
Average stage length (miles)	1,064	1,067	1,081	1,091
Average number of operating aircraft during period	142.3	147.4	151.0	151.0
Average fuel cost per gallon, including fuel taxes	$2.03	$2.05	$2.14	$2.08
Fuel gallons consumed (millions)	109	115	119	112
Full-time equivalent employees at period end (3)	10,047	10,235	10,246	10,704

(1)	During the first quarter, we sold two EMBRAER 190 aircraft which resulted in a gain of $1 million. During the second quarter of 2009, we recorded $11 million in gains related to certain tax incentives.

(2)	During the first, second, and third quarters of 2009, we recorded a net $8 million loss, $6 million gain, and $3 million gain in other-than temporary holding adjustments related to the valuation of our auction rate securities, respectively. During the third quarter, we recorded $2 million in the gain on extinguishment of debt.

(3)	Excludes results of operations and employees of LiveTV, LLC, which are unrelated to our airline operations and are immaterial to our consolidated operating results.

Although we have recently faced a difficult revenue environment amid an uncertain economy, we do not expect this trend of declining revenues to continue. We expect our expenses to continue to increase significantly as we acquire additional aircraft, as our fleet ages and as we expand the frequency of flights in existing markets and enter into new markets. Accordingly, the comparison of the financial data for the quarterly periods presented may not be meaningful. In addition, we expect our operating results to fluctuate significantly from quarter-to-quarter in the future as a result of various factors, many of which are outside our control. Consequently, we believe that quarter-to-quarter comparisons of our operating results may not necessarily be meaningful and you should not rely on our results for any one quarter as an indication of our future performance.

Liquidity and Capital Resources

At December 31, 2009, we had cash and cash equivalents of $896 million, as compared to cash and cash equivalents of $561 million at December 31, 2008. Cash flows provided by operating activities totaled $486 million in 2009 compared to cash flows used in operating activities of $17 million in 2008 and cash flows provided by operating activities of $358 million in 2007. The $503 million increase in cash flows from operations in 2009 compared to 2008 was primarily as a result of a 33% lower price of fuel in 2009 compared to 2008 and the $149 million in collateral we posted for margin calls related to our outstanding fuel hedge and interest rate swap contracts in 2008, most of which was returned to us during 2009. We also posted $70 million in restricted cash that collateralizes letters of credit issued to certain of our business partners in 2008, including $55 million for our primary credit card processor. In 2009, $65 million of the restricted cash was returned to us. Cash flows from operations in 2008 compared to 2007 decreased due to the higher cost of fuel and the collateral and restricted cash posted. We rely primarily on cash flows from operations to provide working capital for current and future operations.

At December 31, 2009, we had one line of credit secured by all of our ARS, which was fully drawn, totaling $56 million.

Investing Activities.  During 2009, capital expenditures related to our purchase of flight equipment included $313 million for 11 aircraft and two spare engines, $27 million for flight equipment deposits and $13 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $108 million. Proceeds from the sale of certain auction rate securities were $175 million. Expenditures related to the construction of our terminal at JFK totaled $47 million. Investing activities in 2009 also included the net purchase of $172 million in investment securities. Other investing activities included the receipt of $58 million in proceeds from the sale of two EMBRAER 190 aircraft.

During 2008, capital expenditures related to our purchase of flight equipment included $587 million for 18 aircraft and four spare engines, $49 million for flight equipment deposits and $7 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $60 million. Expenditures related to the construction of our new terminal at JFK totaled $142 million. Net cash provided by the sale of investment securities was $328 million. Other investing activities included the receipt of $299 million in proceeds from the sale of nine aircraft.

Financing Activities.  Financing activities during 2009 consisted primarily of (1) our issuance of $201 million of 6.75% convertible debentures, raising net proceeds of approximately $197 million, (2) our public offering of approximately 26.5 million shares of common stock for approximately $109 million in net proceeds, (3) our issuance of $143 million in fixed rate equipment notes to banks and $102 million in floating rate equipment notes to banks secured by three Airbus A320 and six EMBRAER 190 aircraft, (4) paying down a net of $107 million on our lines of credit collateralized by our ARS, (5) scheduled maturities of

$160 million of debt and capital lease obligations, (6) the repurchase of $20 million principal amount of 3.75% convertible debentures due 2035 for $20 million, and (7) the reimbursement of construction costs incurred for Terminal 5 of $49 million.

Financing activities during 2008 consisted primarily of (1) the issuance of approximately 42.6 million shares of common stock to Deutsche Lufthansa AG for approximately $300 million, net of transaction costs, (2) our public offering of $201 million aggregate principal amount of 5.5% convertible debentures due 2038, raising net proceeds of approximately $165 million after depositing $32 million in separate interest escrow accounts for these securities and issuance costs, (3) our issuance of $340 million in fixed rate equipment notes to various financial institutions secured by 11 aircraft, (4) our issuance of $181 million in floating rate equipment notes to various financial institutions secured by six aircraft, (5) proceeds of two lines of credit totaling $163 million collateralized by our ARS, (6) reimbursement of construction costs incurred for our new terminal at JFK of $138 million, (7) the financing of four spare engine purchases of $26 million, (8) the sale and leaseback over 18 years of one aircraft for $26 million by a U.S leasing institution, (9) scheduled maturities of $404 million of debt, including the repayment of $174 million principal amount of 3.5% convertible debt issued in 2003, (10) the repayment of $209 million of debt in connection with the sale of nine aircraft, and (11) the repurchase of $73 million principal amount of 3.75% convertible debentures due 2035 for $55 million.

In October 2009, we filed an automatic shelf registration statement with the SEC relating to our sale, from time to time, in one or more public offerings of debt securities, pass-through certificates, common stock, preferred stock and/or other securities. The net proceeds of any securities we sell under this registration statement may be used to fund working capital and capital expenditures, including the purchase of aircraft and construction of facilities on or near airports. Through December 31, 2009, we had not issued any securities under this registration statement. At this time, we have no plans to sell securities under this registration statement and our ability to do so at this time may be limited.

None of our lenders or lessors are affiliated with us.

Capital Resources.  We have been able to generate sufficient funds from operations to meet our working capital requirements. Other than one line of credit, which is secured by ARS held by us, and our short-term aircraft predelivery deposit facility, substantially all of our property and equipment is encumbered. We typically finance our aircraft through either secured debt or lease financing. At December 31, 2009, we operated a fleet of 151 aircraft, of which 55 were financed under operating leases, four were financed under capital leases and all but one of the remaining 92 were financed by secured debt. We have received committed financing for the four aircraft scheduled for delivery in 2010. Although we believe that debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot assure you that we will be able to secure financing on terms attractive to us, if at all. While these financings may or may not result in an increase in liabilities on our balance sheet, our fixed costs will increase significantly regardless of the financing method ultimately chosen. To the extent we cannot secure financing, we may be required to further modify our aircraft acquisition plans or incur higher than anticipated financing costs.

Working Capital.  We had working capital of $369 million at December 31, 2009, compared to a working capital deficit of $119 million at December 31, 2008. Our working capital includes the fair value of our short term fuel hedge derivatives, which was an asset of $25 million at December 31, 2009 and a liability of $128 million at December 31, 2008. We had reduced our December 31, 2008 liability associated with these instruments by posting $138 million in cash collateral with our counterparties. Also contributing to our working capital is the classification of our $85 million of ARS as short-term assets at December 31, 2009. All of our ARS held at December 31, 2008 were classified as long term.

At December 31, 2008, we had $244 million invested in ARS, which were included in long-term investments. Beginning in February 2008, all of the ARS then held by us experienced failed auctions which resulted in us continuing to hold these securities beyond the initial auction reset periods. All of our ARS are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government). Despite the quality of the underlying collateral, the market for ARS and other securities has been diminished due to the lack of liquidity experienced in the market since early 2008 and expected to be experienced into the future.

During 2008, various regulatory agencies began investigating the sales and marketing activities of the banks and broker-dealers that sold ARS, alleging violations of federal and state laws in connection with these activities. One of the two broker-dealers from which we purchased ARS announced settlements under which they will repurchase the ARS at par at a future date. As a result of our participation in this settlement agreement, UBS is required to repurchase our ARS brokered by them beginning in June 2010. In October 2009, we entered into an agreement with Citigroup, whereby they repurchased all our outstanding ARS issued by them for approximately $120 million.

We expect to meet our obligations as they become due through available cash, investment securities and internally generated funds, supplemented as necessary by financing activities, as they may be available to us. We expect to continue to generate positive working capital through our operations. However, we cannot predict what the effect on our business might be from the extremely competitive environment we are operating in or from events that are beyond our control, such as the volatile fuel prices, the current economic recession and global credit and liquidity crisis, weather-related disruptions, the impact of airline bankruptcies or consolidations, U.S. military actions or acts of terrorism. We believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

Contractual Obligations

Our noncancelable contractual obligations at December 31, 2009 include (in millions):

	Payments due in
	Total	2010	2011	2012	2013	2014	Thereafter

Long-term debt and capital lease obligations (1)	$4,150	$514	$295	$289	$480	$682	$1,890
Lease commitments	1,796	208	191	168	140	142	947
Flight equipment obligations	4,500	235	575	790	790	735	1,375
Short-term borrowings	—	—	—	—	—	—	—
Financing obligations and other (2)	3,784	202	189	231	243	252	2,667

Total	$14,230	$1,159	$1,250	$1,478	$1,653	$1,811	$6,879

(1)	Includes actual interest and estimated interest for floating-rate debt based on December 31, 2009 rates.

(2)	Amounts include noncancelable commitments for the purchase of goods and services.

The interest rates are fixed for $1.85 billion of our debt and capital lease obligations, with the remaining $1.45 billion having floating interest rates. The floating interest rates adjust quarterly or semi-annually based on the London Interbank Offered Rate, or LIBOR. The weighted average maturity of all of our debt was 8 years at December 31, 2009. We are not subject to any financial covenants in any of our debt obligations. Our spare parts pass-through certificates issued in November 2006 require us to maintain certain non-financial collateral coverage ratios, which could require us to provide additional spare parts collateral or redeem some or all of the related equipment notes. At December 31, 2009, we were in compliance with all covenants of our debt and lease agreements and 78% of our owned property and equipment was collateralized.

We have operating lease obligations for 55 aircraft with lease terms that expire between 2011 and 2026. Five of these leases have variable-rate rent payments that adjust semi-annually based on LIBOR. We also lease airport terminal space and other airport facilities in each of our markets, as well as office space and other equipment. We have approximately $29 million of restricted assets pledged under standby letters of credit related to certain of our leases which will expire at the end of the related lease terms.

Including the effects of the 2009 amendments to our Airbus and EMBRAER purchase agreements, our firm aircraft orders at December 31, 2009 consisted of 55 Airbus A320 aircraft and 60 EMBRAER 190 aircraft scheduled for delivery as follows: 4 in 2010, 13 in 2011, 19 in 2012, 20 in 2013, 19 in 2014, 16 in 2015, 8 in 2016, 8 in 2017, and 8 in 2018. We have the right to cancel five firm EMBRAER 190 deliveries in 2012 or later, provided no more than two deliveries are canceled in any one year. In February 2010, we further amended our Airbus A320 purchase agreement, deferring six aircraft previously scheduled for delivery in 2011 and 2012 to 2015, the effects of which are not reflected above. We meet our predelivery deposit requirements for our aircraft by paying cash or by using short-term borrowing facilities for deposits required six to 24 months prior to delivery. Any predelivery deposits paid by the issuance of notes are fully repaid at the time of delivery of the related aircraft.

We also have options to acquire 8 additional Airbus A320 aircraft for delivery from 2014 through 2015 and 74 additional EMBRAER 190 aircraft for delivery from 2011 through 2018. We can elect to substitute Airbus A321 aircraft or A319 aircraft for the A320 aircraft until 21 months prior to the scheduled delivery date for those aircraft not on firm order.

In October 2008, we began operating out of our new Terminal 5 at JFK, or Terminal 5, which we had been constructing since November 2005. The construction and operation of this facility is governed by a lease agreement that we entered into with the PANYNJ in 2005. We are responsible for making various payments under the lease, including ground rents for the new terminal site which began on lease execution in 2005 and facility rents that commenced in October 2008 upon our occupancy of the new terminal. The facility rents are based on the number of passengers enplaned out of the new terminal, subject to annual minimums. The PANYNJ has reimbursed us for costs of this project in accordance with the terms of the lease, except for approximately $77 million in leasehold improvements that have been provided by us. For financial reporting purposes, this project is being accounted for as a financing obligation, with the constructed asset and related liability being reflected on our balance sheets. Minimum ground and facility rents for this terminal totaling $1.25 billion are included in the commitments table above as lease commitments and financing obligations.

Anticipated capital expenditures for facility improvements, spare parts and ground purchases in 2010 are projected to be approximately $155 million. Our commitments also include those of LiveTV, which has several noncancelable long-term purchase agreements with its suppliers to provide equipment to be installed on its customers’ aircraft, including JetBlue’s aircraft.

We enter into individual employment agreements with each of our FAA-licensed employees. Each employment agreement is for a term of five years and automatically renews for an additional five-year term unless the employee is terminated for cause or the employee elects not to renew it. Pursuant to these agreements, these employees can only be terminated for cause. In the event of a downturn in our business that would require a reduction in work hours, we are obligated to pay these employees a guaranteed level of income and to continue their benefits. As we are not currently obligated to pay this guaranteed income and benefits, no amounts related to these guarantees are included in the table above.

Off-Balance Sheet Arrangements

None of our operating lease obligations are reflected on our balance sheet. Although some of our aircraft lease arrangements are variable interest entities, as defined by ASC 810, Consolidation, none of them require consolidation in our financial statements. The decision to finance these aircraft through operating leases rather than through debt was based on an analysis of the cash flows and tax consequences of each option and a consideration of additional liquidity requirements. We are responsible for all maintenance, insurance and other costs associated with operating these aircraft; however, we have not made any residual value or other guarantees to our lessors.

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

We use a policy provider to provide credit support on our Class G-1 and Class G-2 floating rate enhanced equipment notes. The policy provider has unconditionally guaranteed the payment of interest on the certificates when due and the payment of principal on the certificates no later than 18 months after the final expected regular distribution date. The policy provider is MBIA Insurance Corporation (a subsidiary of MBIA,

Inc.). Financial information for the parent company of the policy provider is available at the SEC’s website at http://www.sec.gov or at the SEC’s public reference room in Washington, D.C.

We have also made certain guarantees and indemnities to other unrelated parties that are not reflected on our balance sheet which we believe will not have a significant impact on our results of operations, financial condition or cash flows. We have no other off-balance sheet arrangements. See Notes 2, 3 and 12 to our consolidated financial statements for a more detailed discussion of our variable interests and other contingencies, including guarantees and indemnities.

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

Our long-lived assets are evaluated for impairment at least annually or when events and circumstances indicate that the assets may be impaired. Indicators include operating or cash flow losses, significant decreases in market value or changes in technology. As our assets are all relatively new and we continue to have positive operating cash flows, we have not identified any significant impairments related to our long-lived assets at this time.

Share-based compensation.  The adoption of ASC 718, Compensation-Stock Compensation, in 2006 required the recording of stock-based compensation expense for issuances under our stock purchase plan and stock incentive plan over their requisite service period using a fair value approach. We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions. We estimate the expected term of options granted using an implied life derived from the results of a lattice model, which incorporates our historical exercise and post-vesting cancellation patterns, which we believe are representative of future behavior. The expected term of restricted stock units is based on the requisite service period of the awards being granted. We estimate the expected volatility of our common stock at the grant date using a blend of 75% historical volatility of our common stock and 25% implied volatility of two-year publicly traded options on our common stock as of the option grant date. Our decision to use a blend of historical and implied volatility was based upon the volume of actively traded options on our common stock and our belief that historical volatility alone may not be completely representative of future stock price trends. Regardless of the method selected, significant judgment is required for some of the valuation variables. The most significant of these is the volatility of our common stock and the estimated term over which our stock options will be outstanding. The valuation calculation is sensitive to even slight changes in these estimates.

Lease accounting.  We operate airport facilities, offices buildings and aircraft under operating leases with minimum lease payments associated with these agreements recognized as rent expense on a straight-line basis over the expected lease term. Within the provisions of certain leases there are minimum escalations in payments over the base lease term and periodic adjustments of lease rates, landing fees, and other charges applicable under such agreements, as well as renewal periods. The effects of the escalations and other adjustments have been reflected in rent expense on a straight-line basis over the lease term, which includes renewal periods when it is deemed to be reasonably assured that we would incur an economic penalty for not renewing. The amortization period for leasehold improvements is the term used in calculating straight-line rent expense or their estimated economic life, whichever is shorter. Had different conclusions been reached with respect to the lease term and related renewal periods, different amounts of amortization and rent expense would have been reported.

Derivative instruments used for aircraft fuel.  We utilize financial derivative instruments to manage the risk of changing aircraft fuel prices. We do not purchase or hold any derivative instrument for trading purposes. At December 31, 2009, we had a $28 million asset related to the net fair value of these derivative instruments; the majority of which are not traded on a public exchange. Fair values are assigned based on commodity prices that are provided to us by independent third parties. When possible, we designate these instruments as cash flow hedges for accounting purposes, as defined by ASC 815, Derivatives and Hedging, which permits the deferral of the effective portions of gains or losses until contract settlement.

ASC 815 is a complex accounting standard and requires that we develop and maintain a significant amount of documentation related to (1) our fuel hedging program and strategy, (2) statistical analysis supporting a highly correlated relationship between the underlying commodity in the derivative financial instrument and the risk being hedged (i.e. aircraft fuel) on both a historical and prospective basis and (3) cash flow designation for each hedging transaction executed, to be developed concurrently with the hedging transaction. This documentation requires that we estimate forward aircraft fuel prices since there is no reliable forward market for aircraft fuel. These prices are developed through the observation of similar commodity futures prices, such as crude oil and/or heating oil, and adjusted based on variations to those like commodities. Historically, our hedges have settled within 24 months; therefore, the deferred gains and losses have been recognized into earnings over a relatively short period of time.

Fair value measurements.  We adopted ASC 820-10, Fair Value Measurements and Disclosures, which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements, on January 1, 2008. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs. We rely on unobservable (level 3) inputs, which are highly subjective, in determining the fair value of certain assets and liabilities, including ARS and our interest rate swaps.

We have elected to apply the fair value option under ASC 825-10, Financial Instruments, to an agreement with one of our ARS’ broker, to repurchase in 2010, at par. We recorded an $11 million asset associated with the fair value of this put option, which offsets the $11 million of cumulative impairment on the related ARS. The fair value of the put is determined by comparing the fair value of the related ARS, as described above, to their par values and also considers the credit risk associated with the broker. This put option will be adjusted on each balance sheet date based on its then fair value. The fair value of the put option is based on unobservable inputs and is therefore classified as level 3 in the hierarchy.

In February 2008 and February 2009, we entered into various interest rate swaps, which qualify as cash flow hedges in accordance with ASC 815. The fair values of our interest rate swaps were initially based on inputs received from the counterparty. These values were corroborated by adjusting the active swap indications in quoted markets for similar terms (6-8 years) for the specific terms within our swap agreements. There was no ineffectiveness relating to these interest rate swaps in 2009 since all critical terms continued to match the underlying debt, with all of the unrealized losses being deferred in accumulated other comprehensive income.

Frequent flyer accounting.  We utilize a number of estimates in accounting for our TrueBlue customer loyalty program, or TrueBlue, which are consistent with industry practices. We record a liability, which was $4 million as of December 31, 2009, for the estimated incremental cost of providing free travel awards, including an estimate for partially earned awards. The estimated cost includes incremental fuel, insurance, passenger food and supplies, and reservation costs. We adjust this liability, which is included in air traffic liability, based on points earned and redeemed, changes in the estimated incremental costs associated with providing travel and changes in the TrueBlue program. In November 2009, we launched an improved version of TrueBlue, which allows customers to earn points based on the value paid for a trip rather than the length of the trip. In addition, unlike our original program, the improved version does not result in the automatic generation of a travel award once minimum award levels are reached, but instead the points are maintained in the account until used by the member or until they expire 12 months after the last account activity. As a result of these changes we expect breakage, or the points that ultimately expire unused, to be substantially reduced. Estimates of breakage for the improved version of TrueBlue have been made based on a simulation of the improved program rules using our historical data. As more data is collected by us on our members behaviors in the program, these estimates may change. Periodically, we evaluate our assumptions for appropriateness, including comparison of the cost estimates to actual costs incurred as well as the expiration and redemption assumptions to actual experience. Changes in the minimum award levels or in the lives of the awards would also require us to reevaluate the liability, potentially resulting in a significant impact in the year of change as well as in future years.

Points in TrueBlue can also be sold to participating companies, including credit card and car rental companies. These sales are accounted for as multiple-element arrangements, with one element representing the travel that will ultimately be provided when the points are redeemed and the other consisting of marketing related activities that we conduct with the participating company. The fair value of the transportation portion of these point sales is deferred and recognized as passenger revenue when transportation is provided. The remaining portion, which is the excess of the total sales proceeds over the estimated fair value of the transportation to be provided, is recognized in other revenue when the points are sold. Deferred revenue for points not redeemed is recognized as revenue when the underlying points expire. Deferred revenue was $54 million at December 31, 2009. Historically, expiration of points sold has been minimal; however, with program changes made to TrueBlue during 2009 we recorded $5 million in revenue for point expirations.

Our co-branded credit card agreement, under which we sell TrueBlue points as described above, provides for a minimum point sales guarantee, which is to be paid to us throughout the life of the agreement if specified point sales have not been achieved. Through December 31, 2009, we had received $21 million in connection with this guarantee, which is subject to refund in the event that point sales exceed future minimums. We record revenue related to this guarantee when it is remote that any future service will be provided by us. During 2009, we recognized approximately $5 million related to this guarantee, leaving $16 million deferred and included in our air traffic liability. In December 2009, we extended our initial co-brand arrangement through 2015.

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

Aircraft fuel.  Our results of operations are affected by changes in the price and availability of aircraft fuel. To manage the price risk, we use crude or heating oil option contracts or jet fuel swap agreements. Market risk is estimated as a hypothetical 10% increase in the December 31, 2009 cost per gallon of fuel. Based on projected 2010 fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $101 million in 2010, compared to an estimated $75 million for 2009 measured as of December 31, 2008. As of December 31, 2009, we had hedged approximately 40% of our projected 2010 fuel requirements. All hedge contracts existing at December 31, 2009 settle by June 30, 2011. We expect to realize approximately $12 million in gains during 2010 currently in other comprehensive income related to our outstanding fuel hedge contracts.

Interest.  Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $1.85 billion of our debt and capital lease obligations, with the remaining $1.45 billion having floating interest rates. If interest rates average 10% higher in 2010 than they did during 2009, our interest expense would increase by approximately $1 million, compared to an estimated $4 million for 2009 measured as of December 31, 2008. If interest rates average 10% lower in 2010 than they did during 2009, our interest income from cash and investment balances would decrease by approximately $1 million, compared to $1 million for 2009 measured as of December 31, 2008. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate debt, cash equivalents and investment securities balances at December 31, 2009 and 2008.

Fixed Rate Debt.  On December 31, 2009, our $482 million aggregate principal amount of convertible debt had a total estimated fair value of $605 million, based on quoted market prices. If interest rates were 10% higher than the stated rate, the fair value of this debt would have been $569 million as of December 31, 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2009	2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$896	$561
Investment securities	240	—
Receivables, less allowance (2009-$6; 2008-$5)	81	86
Inventories, less allowance (2009-$3; 2008-$4)	40	30
Restricted cash	13	78
Prepaid expenses	147	91
Other	43	10
Deferred income taxes	78	106

Total current assets	1,538	962

PROPERTY AND EQUIPMENT
Flight equipment	4,170	3,832
Predelivery deposits for flight equipment	139	163

	4,309	3,995
Less accumulated depreciation	540	406

	3,769	3,589

Other property and equipment	515	487
Less accumulated depreciation	169	134

	346	353

Assets constructed for others	549	533
Less accumulated depreciation	26	5

	523	528

Total property and equipment	4,638	4,470

OTHER ASSETS
Investment securities	6	244
Restricted cash	64	69
Other	308	275

Total other assets	378	588

TOTAL ASSETS	$6,554	$6,020

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2009	2008

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$93	$144
Air traffic liability	455	445
Accrued salaries, wages and benefits	121	107
Other accrued liabilities	116	113
Short-term borrowings	—	120
Current maturities of long-term debt and capital leases	384	152

Total current liabilities	1,169	1,081

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	2,920	2,872

CONSTRUCTION OBLIGATION	529	512

DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	259	197
Other	138	92

	397	289
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 500,000,000 shares authorized, 318,592,283 and 288,633,882 shares issued and 291,490,758 and 271,763,139 shares outstanding
in 2009 and 2008, respectively	3	3
Treasury stock, at cost; 27,102,136 and 16,878,876 shares in 2009 and 2008, respectively	(2)	—
Additional paid-in capital	1,419	1,287
Retained earnings	118	60
Accumulated other comprehensive income (loss), net of taxes	1	(84)

Total stockholders’ equity	1,539	1,266

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,554	$6,020

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2009	2008	2007

OPERATING REVENUES
Passenger	$2,928	$3,056	$2,636
Other	358	332	206

Total operating revenues	3,286	3,388	2,842

OPERATING EXPENSES
Aircraft fuel and related taxes ($34, $45, and $39 in 2009, 2008, and 2007, respectively)	945	1,397	968
Salaries, wages and benefits	776	694	648
Landing fees and other rents	213	199	180
Depreciation and amortization	228	205	176
Aircraft rent	126	129	124
Sales and marketing	151	151	121
Maintenance materials and repairs	149	127	106
Other operating expenses	419	377	350

Total operating expenses	3,007	3,279	2,673

OPERATING INCOME	279	109	169

OTHER INCOME (EXPENSE)
Interest expense	(197)	(242)	(235)
Capitalized interest	7	48	43
Interest income and other	10	(5)	54

Total other income (expense)	(180)	(199)	(138)

INCOME (LOSS) BEFORE INCOME TAXES	99	(90)	31
Income tax expense (benefit)	41	(5)	19

NET INCOME (LOSS)	$58	$(85)	$12

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.22	$(0.37)	$0.06

Diluted	$0.20	$(0.37)	$0.06

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$58	$(85)	$12
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	40	(6)	19
Depreciation	190	189	161
Amortization	44	21	19
Stock-based compensation	16	16	15
Gains on sale of flight equipment and extinguishment of debt	(3)	(45)	(9)
Collateral returned (deposits) for derivative instruments	132	(149)	—
Auction rate securities impairment, net	—	53	—
Restricted cash returned by (paid for) business partners	65	(70)	—
Changes in certain operating assets and liabilities:
Decrease (Increase) in receivables	3	4	(14)
Decrease (Increase) in inventories, prepaid and other	(43)	(10)	3
Increase in air traffic liability	10	19	86
Increase (Decrease) in accounts payable and other accrued liabilities	(66)	15	36
Other, net	40	31	30

Net cash provided by (used in) operating activities	486	(17)	358

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(434)	(654)	(617)
Predelivery deposits for flight equipment	(32)	(49)	(128)
Assets constructed for others	(47)	(142)	(242)
Proceeds from sale of flight equipment	58	299	100
Refund of predelivery deposits for flight equipment	5	—	12
Purchase of held-to-maturity investments	(22)	—	(11)
Proceeds from maturities of held-to-maturity investments	—	—	24
Purchase of available-for-sale securities	(636)	(69)	(654)
Sale of available-for-sale securities	486	—	719
Sale of auction rate securities	175	397	—
Return of (deposits for) security deposits	(10)	1	72
Increase in restricted cash and other assets, net	—	(30)	(9)

Net cash used in investing activities	(457)	(247)	(734)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	120	320	26
Issuance of long-term debt	446	716	376
Aircraft sale and leaseback transactions	—	26	183
Short-term borrowings	10	17	48
Borrowings collateralized by ARS	3	163	—
Construction obligation	49	138	242
Repayment of:
Long-term debt and capital lease obligations	(180)	(673)	(265)
Short-term borrowings	(20)	(52)	(44)
Borrowings collateralized by ARS	(110)	—	—
Other, net	(12)	(20)	(10)

Net cash provided by financing activities	306	635	556

INCREASE IN CASH AND CASH EQUIVALENTS	335	371	180
Cash and cash equivalents at beginning of period	561	190	10

Cash and cash equivalents at end of period	$896	$561	$190

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

							Accumulated
					Additional		Other
	Common	Common	Treasury	Treasury	Paid-In	Retained	Comprehensive
	Shares	Stock	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2006	178	$2	—	$—	$844	$133	$(7)	$972

Net income	—	—	—	—	—	12	—	12
Changes in comprehensive income (Note 15)	—	—	—	—	—	—	26	26

Total comprehensive income								38
Exercise of common stock options	2	—	—	—	8	—	—	8

Stock compensation expense	—	—	—	—	14	—	—	14

Stock issued under crewmember stock purchase plan	2	—	—	—	18	—	—	18

Balance at December 31, 2007	182	2	—	—	884	145	19	1,050

Net loss	—	—	—	—	—	(85)	—	(85)
Changes in comprehensive loss (Note 15)	—	—	—	—	—	—	(103)	(103)

Total Comprehensive loss								(188)
Exercise of common stock options	1	—	—	—	1	—	—	1
Stock compensation expense	—	—	—	—	16	—	—	16

Stock issued under crewmember stock purchase plan	2	—	—	—	9	—	—	9

Proceeds from secondary offering, net of offering expenses	43	—	—	—	301	—	—	301

Shares loaned under 2008 Share Lending Agreement	44	1	—	—	—	—	—	1

Conversions of 2008 Series A and B convertible notes	17	—	—	—	76	—	—	76

Shares returned pursuant to 2008 share lending	—	—	17	—	—	—	—	—

Balance at December 31, 2008	289	3	17	—	1,287	60	(84)	1,266

Net income	—	—	—	—	—	58	—	58
Changes in comprehensive income (Note 15)	—	—	—	—	—	—	85	85

Total comprehensive income								143
Vesting of restricted stock units	1	—	—	(2)	—	—	—	(2)
Stock compensation expense	—	—	—	—	15	—	—	15

Stock issued under crewmember stock purchase plan	1	—	—	—	7	—	—	7

Proceeds from secondary offering, net of offering expenses	26	—	—	—	109	—	—	109

Other	2	—	10	—	1	—	—	1

Balance at December 31, 2009	319	$3	27	$(2)	$1,419	$118	$1	$1,539

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

JetBlue Airways Corporation is an innovative passenger airline that provides award winning customer service at competitive fares primarily on point-to-point routes. We offer our customers a high quality product with young, fuel-efficient aircraft, leather seats, free in-flight entertainment at every seat, pre-assigned seating and reliable performance. We commenced service in February 2000 and established our primary base of operations at New York’s John F. Kennedy International Airport, or JFK, where we now have more enplanements than any other airline. As of December 31, 2009, we served 60 destinations in 20 states, Puerto Rico, and eleven countries in the Caribbean. Our wholly owned subsidiary, LiveTV, LLC, or LiveTV, provides in-flight entertainment systems for commercial aircraft, including live in-seat satellite television, digital satellite radio, wireless aircraft data link service and cabin surveillance systems.

Note 1—	Summary of Significant Accounting Policies

Basis of Presentation:  Our consolidated financial statements include the accounts of JetBlue Airways Corporation, or JetBlue, and our subsidiaries, collectively “we” or the “Company”, with all intercompany transactions and balances having been eliminated. Air transportation services accounted for substantially all the Company’s operations in 2009, 2008 and 2007. Accordingly, segment information is not provided for LiveTV. Certain prior year amounts have been reclassified to conform to the current year presentation. We reclassified $45 million and $39 million in fuel taxes for the year ended December 31, 2008 and 2007, respectively, previously included in other operating expenses to aircraft fuel and related taxes.

Use of Estimates:  We are required to make estimates and assumptions when preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value:  Effective January 1, 2008, we adopted the Fair Value Measurements and Disclosures provisions of ASC 820, which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs. See Note 14 for more information.

Cash and Cash Equivalents:  Our cash and cash equivalents include short-term, highly liquid investments which are readily convertible into cash. These investments include money market securities and commercial paper with maturities of three months or less when purchased.

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

Investment Securities:  Investment securities consist of the following: (a) auction rate securities, or ARS, stated at fair value; (b) variable rate demand notes with stated maturities generally greater than ten years with interest reset dates often every 30 days or less, stated at fair value; (c) short-term investments, which include short-term, highly liquid investments with maturities greater than three months when purchased; (d) commercial paper with maturities between six and twelve months, stated at fair value; and (e) investment-

grade interest bearing instruments classified as held-to-maturity investments and stated at amortized cost. When sold, we use a specific identification method to determine the cost of the securities.

Investment securities consisted of the following at December 31, 2009 and 2008 (in millions):

	2009	2008

Available-for-sale securities
Asset-back securities	$109	$—
Time deposits	36	—
Commercial paper	5	—

	150	—
Held-to-maturity securities
Corporate bonds	22	—
Trading securities
Student loan bonds	74	244

Total	$246	$244

Derivative Instruments:  Derivative instruments, including fuel hedge contracts and interest rate swap agreements, are stated at fair value, net of any collateral postings. Derivative instruments are included in other assets on our consolidated balance sheets.

Inventories:  Inventories consist of expendable aircraft spare parts and supplies, which are stated at average cost and aircraft fuel, which is stated on a first-in, first-out basis. These items are charged to expense when used. An allowance for obsolescence on aircraft spare parts is provided over the remaining useful life of the related aircraft fleet.

Property and Equipment:  We record our property and equipment at cost and depreciate these assets on a straight-line basis to their estimated residual values over their estimated useful lives. Additions, modifications that enhance the operating performance of our assets, and interest related to predelivery deposits to acquire new aircraft and for the construction of facilities are capitalized.

Effective January 1, 2009, we adjusted the estimated useful lives for our in-flight entertainment systems from 12 years to 7 years, which resulted in approximately $4 million of additional depreciation expense and an estimated $0.01 reduction in diluted earnings per share in 2009.

Estimated useful lives and residual values for our property and equipment are as follows:

	Estimated Useful Life	Residual Value

Aircraft	25 years	20%
In-flight entertainment systems	7 years	0%
Aircraft parts	Fleet life	10%
Flight equipment leasehold improvements	Lease term	0%
Ground property and equipment	3-10 years	0%
Leasehold improvements	Lower of 15 years or lease term	0%
Buildings on leased land	Lease term	0%

Property under capital leases is initially recorded at an amount equal to the present value of future minimum lease payments computed on the basis of our incremental borrowing rate or, when known, the interest rate implicit in the lease. Amortization of property under capital leases is on a straight-line basis over the expected useful life and is included in depreciation and amortization expense.

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted future cash flows estimated to be generated by these assets are less than the assets’ net book value. If impairment occurs, the loss is measured by comparing the fair value of the asset to its carrying amount. Impairment losses are recorded in depreciation and amortization expense. In 2008, we recorded an impairment loss of $8 million related to the write-off of our temporary terminal facility at JFK.

In 2009, we sold two aircraft, which resulted in gains of $1 million. In 2008, we sold nine aircraft, which resulted in gains of $23 million. In 2007, we sold three aircraft, which resulted in gains of $7 million. The gains on our sales of aircraft are included in other operating expenses.

Software:  We capitalize certain costs related to the acquisition and development of computer software. We amortize these costs using the straight-line method over the estimated useful life of the software, which is generally between five and ten years. The net book value of computer software, which is included in other assets on our consolidated balance sheets, was $30 million and $35 million at December 31, 2009 and 2008, respectively. Amortization expense related to computer software was $14 million, $8 million and $7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

LiveTV Revenues and Expenses:  We account for LiveTV’s revenues and expenses related to the sale of hardware, maintenance of hardware, and programming services provided, as a single unit in accordance with ASC 605-25, Revenue Recognition-Multiple-Element Arrangemets, because we lack objective and reliable evidence of fair value of the undelivered items. Revenues and expenses related to these components are recognized ratably over the service periods, which extend through 2018 as of December 31, 2009. Customer advances are included in other liabilities.

Airframe and Engine Maintenance and Repair:  Regular airframe maintenance for owned and leased flight equipment is charged to expense as incurred unless covered by a third-party services contract. We have separate services agreements covering certain of our scheduled and unscheduled repair of airframe line replacement unit components and the engines on our Airbus A320 aircraft. These agreements, which range from ten to 15 years, require monthly payments at rates based either on the number of cycles each aircraft was operated during each month or the number of flight hours each engine was operated during each month, subject to annual escalations. These payments are expensed as the related flight hours or cycles are incurred.

Advertising Costs:  Advertising costs, which are included in sales and marketing, are expensed as incurred. Advertising expense in 2009, 2008 and 2007 was $53 million, $52 million and $41 million, respectively.

Loyalty Program:  We account for our customer loyalty program, TrueBlue, by recording a liability for the estimated incremental cost of outstanding points earned from JetBlue purchases that we expect to be redeemed. We adjust this liability, which is included in air traffic liability, based on points earned and redeemed, changes in the estimated incremental costs associated with providing travel and changes in the TrueBlue program.

Points in TrueBlue can also be sold to participating companies, including credit card and car rental companies. These sales are accounted for as multiple-element arrangements, with one element representing the travel that will ultimately be provided when the points are redeemed and the other consisting of marketing related activities that we conduct with the participating company. The fair value of the transportation portion of these point sales is deferred and recognized as passenger revenue when transportation is provided. The remaining portion, which is the excess of the total sales proceeds over the estimated fair value of the transportation to be provided, is recognized in other revenue when the points are sold. Deferred revenue for points not redeemed is recognized as revenue when the underlying points expire. Historically, expiration of points sold has been minimal; however, with the launch of an improved version of TrueBlue in 2009, we did record $5 million in revenue for point expirations.

Our co-branded credit card agreement, under which we sell TrueBlue points as described above, provides for a minimum point sales guarantee, which is to be paid to us throughout the life of the agreement if specified point sales have not been achieved. Through December 31, 2009, we had received $21 million in connection with this guarantee, which is subject to refund in the event that point sales exceed future minimums. We record revenue related to this guarantee when it is remote that any future service will be provided by us. During 2009, we recognized approximately $5 million related to this guarantee, leaving $16 million deferred and included in our air traffic liability.

Upon launch of the improved TrueBlue program, we extended our co-branded credit card agreement. In connection with this extension, we received a one-time payment of $37 million, which we have deferred and will recognize over the term of the agreement.

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

Share-Based Compensation:  We record compensation expense in the financial statements for share-based awards based on the grant date fair value of those awards. Share-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term.

Under the Compensation-Stock Compensation topic of the Codification, ASC 718-740, the benefits associated with tax deductions in excess of recognized compensation cost are required to be reported as a financing cash flow. We recorded an insignificant amount in excess tax benefits generated from option exercises in 2009. We recorded $1 million in 2008 and did not record any in 2007 in excess tax benefits generated from option exercises.

Our policy is to issue new shares for purchases under our Crewmember Stock Purchase Plan, or CSPP, and issuances under our Amended and Restated 2002 Stock Incentive Plan, or 2002 Plan.

New Accounting Standards:  In April 2009, the FASB issued an update to ASC 820, Fair Value Measurements and Disclosures, to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. Additional disclosures are required regarding fair value in interim and annual reports. These provisions are effective for interim and annual periods ending after June 15, 2009. We have included these additional disclosures in Note 14.

In May 2009, the FASB issued ASC 855, Subsequent Events, which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. ASC 855 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, ASC 855 requires disclosure of the date through which subsequent events were evaluated. These requirements are effective for interim and annual periods after June 15, 2009. We adopted these requirements for the quarter ended June 30, 2009, and have evaluated subsequent events through February 5, 2010.

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

In June 2009, the FASB issued an update of ASC 105, Generally accepted accounting principles, which establishes the FASB Accounting Standards Codificationtm, or Codification, which supersedes all existing accounting standard documents and has become the single source of authoritative non-governmental U.S. GAAP. All other accounting literature not included in the Codification is considered non-authoritative. We have conformed our financial statements and related Notes to the new Codification.

In June 2009, the Emerging Issues Task Force of the FASB, or EITF, reached final consensus on Accounting Standards update No. 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance, or ASU 2009-15, which changes the accounting for equity share lending arrangements on an entity’s own shares when executed in contemplation of a convertible debt offering. ASU 2009-15 requires the share lending arrangement to be measured at fair value and recognized as an issuance cost. These issuance costs should then be amortized as interest expense over the life of the financing arrangement. Shares loaned under these arrangements should be excluded from computation of earnings per share. ASU 2009-15 is effective for fiscal years beginning after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of the fiscal year. As described more fully in Note 2, we lent 44.9 million shares of our common stock in conjunction with our 2008 $201 million convertible debt issuance that is subject to the provisions of ASU 2009-15. While ASU 2009-15 requires that we measure this share lending arrangement at fair value, it does not provide guidance on how fair value should be determined. There is no observable market for shares lent, nor do we have any history of lending our shares. Further complicating the determination of fair value is the relative number of shares lent to the total shares we otherwise had outstanding. There have been relatively few share lending arrangements by an issuer in the market place generally. We are not aware of an instance where shares have been loaned in a manner that did not support an issuer’s transaction. The result is that determination of a stand-alone fair value for the share lending arrangement, separate from the other components of the financing transaction is difficult to determine. The range of fair values could be as little as the one cent per share fee that we charged to initially lend these shares, or as great as $100 million, reflective of our estimate of the effective borrowing rate for this offering if it didn’t include a share lending arrangement. We are continuing to evaluate the impact that the adoption of this standard will have on our financial statements and related disclosures.

In September 2009, the EITF reached final consensus on Issue 08-1, Revenue Arrangements with Multiple Deliverables, or Issue 08-1, which will update ASC 605, Revenue Recognition, and changes the accounting for certain revenue arrangements. The new requirements change the allocation methods used in determining how to account for multiple payment streams and will result in the ability to separately account for more deliverables, and potentially less revenue deferrals. Additionally, Issue 08-1 requires enhanced disclosures in financial statements. Issue 08-1 is effective for revenue arrangements enter into or materially modified in fiscal years beginning after June 15, 2010 on a prospective basis, with early application permitted. We are currently evaluating the impact this Issue will have on our financial statements.

Note 2—	Long-term Debt, Short-term Borrowings and Capital Lease Obligations

Long-term debt and capital lease obligations and the related weighted average interest rate at December 31, 2009 and 2008 consisted of the following (in millions):

	2009		2008

Secured Debt
Floating rate equipment notes, due through 2020 (1)	$697	2.4%	$659	4.5%
Floating rate enhanced equipment notes (2) (3)
Class G-1, due through 2016	265	2.7%	296	4.0%
Class G-2, due 2014 and 2016	373	1.5%	373	2.8%
Class B-1, due 2014	49	4.1%	49	7.1%
Fixed rate equipment notes, due through 2024	1,163	6.3%	1,075	5.9%
Fixed rate special facility bonds, due through 2036 (4)	85	6.0%	85	6.0%
UBS line of credit (5)	56		53

Unsecured Debt
6.75% convertible debentures due in 2039 (6)	201		—
3.75% convertible debentures due in 2035 (7)	154		166
5.5% convertible debentures due in 2038 (8)	123		126
3.5% convertible notes due in 2033	1		1

Capital Leases (9)	137	3.8%	141	5.4%

Total debt and capital lease obligations	3,304		3,024
Less: current maturities	(384)		(152)

Long-term debt and capital lease obligations	$2,920		$2,872

(1)	Interest rates adjust quarterly or semi-annually based on the London Interbank Offered Rate, or LIBOR, plus a margin.

(2)	In November 2006, we completed a public offering of $124 million of pass-through certificates to finance certain of our owned aircraft spare parts. Separate trusts were established for each class of these certificates. The entire principal amount of the Class G-1 and Class B-1 certificates is scheduled to be paid in a lump sum on the applicable maturity date. In April 2009, we entered into interest rate swap agreements that have effectively fixed the interest rate for the remaining term of half of the Class G-1 certificates and all of the Class B-1 certificates for the November 2006 offering. The swapped portion of the Class G-1 and Class B-1 certificates had a balance of $37 million and $49 million, respectively, at December 31, 2009, and effective interest rates of 2.1% and 4.6%, respectively. The interest rate for the remaining half of the Class G-1 certificates is based on three month LIBOR plus a margin. Interest is payable quarterly.

(3)	In November 2004 and March 2004, we completed public offerings of $498 million and $431 million, respectively, of pass-through certificates to finance the purchase of 28 new Airbus A320 aircraft delivered through 2005. Separate trusts were established for each class of these certificates. Quarterly principal payments are required on the Class G-1 certificates. The entire principal amount of the Class G-2 certificates is scheduled to be paid in a lump sum on the applicable maturity dates. In June and November 2008, we fully repaid the principal balances of the Class C certificates. In February 2008, we entered into interest rate swap agreements that have effectively fixed the interest rate for the remaining term of the Class G-1 certificates for the November 2004 offering. These certificates had a balance of $124 million at December 31, 2009 and an effective interest rate of 4.5%. In February, we entered into interest rate swap agreements that have effectively fixed the interest rate for the remaining term of the Class G-2 certificates for the November 2004 offering. These certificates had a balance of $185 million at December 31, 2009 and an effective interest rate of 2.2%. The interest rate for all other certificates is based on three month LIBOR plus a margin. Interest is payable quarterly.

(4)	In December 2006, the New York City Industrial Development Agency issued special facility revenue bonds for JFK and, in November 2005, the Greater Orlando Aviation Authority issued special purpose airport facilities revenue bonds, in each case for reimbursement to us for certain airport facility construction and other costs. We have recorded the issuance of $39 million (net of $1 million discount) and $45 million (net of $2 million discount), respectively, principal amount of these bonds as long-term debt on our consolidated balance sheet because we have issued a guarantee of the debt payments on the bonds. This fixed rate debt is secured by leasehold mortgages of our airport facilities.

(5)	In 2008, we entered into the UBS auction rate security loan program under a credit line agreement with UBS Securities LLC and UBS Financial Services Inc, or UBS, which provides us with a no net cost loan in the principal amount of $56 million. However, this credit line agreement calls for all interest income earned on the ARS being held by UBS to be automatically transferred to UBS. This line of credit is secured by approximately $85 million in par value of our ARS being held by UBS. The term of the credit line is through at least June 30, 2010 or when the underlying ARS are sold. In January 2010, the issuers redeemed at par $12 million of the ARS securing this line of credit and the proceeds were applied directly to the outstanding loan balance.

(6)	On June 9, 2009, we completed a public offering of $115 million aggregate principal amount of 6.75% Series A convertible debentures due 2039, or the Series A 6.75% Debentures, and $86 million aggregate principal amount of 6.75% Series B convertible debentures due 2039, or the Series B 6.75% Debentures, and collectively with the Series A 6.75% Debentures, the 6.75% Debentures. The 6.75% Debentures are general obligations and rank equal in right of payment with all of our existing and future senior unsecured debt, effectively junior in right of payment to our existing and future secured debt, including our secured equipment debentures, to the extent of the value of the assets securing such debt, and senior in right of payment to any subordinated debt. In addition, the 6.75% Debentures are structurally subordinated to all existing and future liabilities of our subsidiaries. The net proceeds were approximately $197 million after deducting underwriting fees and other transaction related expenses. Interest on the 6.75% Debentures is payable semi-annually on April 15 and October 15. The first interest payment on the 6.75% Debentures was paid October 15, 2009.

Holders of either the Series A or Series B 6.75% Debentures may convert them into shares of our common stock at any time at a conversion rate of 204.6036 shares per $1,000 principal amount of the 6.75% Debentures. The conversion rates are subject to adjustment should we declare common stock dividends or effect any common stock splits or similar transactions. If the holders convert the 6.75% Debentures in connection with a fundamental change that occurs prior to October 15, 2014 for the Series A 6.75% Debentures or October 15, 2016 for the Series B 6.75% Debentures, the applicable conversion rate may be increased depending on our then current common stock price. The maximum number of shares into which all of the 6.75% Debentures are convertible, including pursuant to this make-whole fundamental change provision, is 235.2941 shares per $1,000 principal amount of the 6.75% Debentures outstanding, as adjusted.

We may redeem any of the 6.75% Debentures for cash at a redemption price of 100% of their principal amount, plus accrued and unpaid interest at any time on or after October 15, 2014 for the Series A 6.75% Debentures and October 15, 2016 for the Series B 6.75% Debentures. Holders may require us to repurchase the 6.75% Debentures for cash at a repurchase price equal to 100% of their principal amount plus accrued and unpaid interest, if any, on October 15, 2014, 2019, 2024, 2029 and 2034 for the Series A 6.75% Debentures and October 15, 2016, 2021, 2026, 2031 and 2036 for the Series B 6.75% Debentures; or at any time prior to their maturity upon the occurrence of a certain designated event.

We evaluated the various embedded derivatives within the supplemental indenture for bifurcation from the 6.75% Debentures under the applicable provisions, including the basic conversion feature, the fundamental change make-whole provision and the put and call options. Based upon our detailed assessment, we concluded these embedded derivatives were either (i) excluded from bifurcation as a result of being clearly and closely related to the 6.75% Debentures or are indexed to our common stock and would be classified in stockholders’ equity if freestanding or (ii) are immaterial embedded derivatives.

(7)	In March 2005, we completed a public offering of $250 million aggregate principal amount of 3.75% convertible unsecured debentures due 2035, or 3.75% Debentures, which are currently convertible into 14.6 million shares of our common stock at a price of approximately $17.10 per share, or 58.4795 shares per $1,000 principal amount of debentures, subject to further adjustment. Upon conversion, we have the right to deliver, in lieu of shares of our common stock, cash or a combination of cash and shares of our common stock.

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

We account for this convertible debt under the provisions of ASC 470-20,which applies to all convertible debt instruments that have a “net settlement feature”, which means instruments that by their terms may be settled either wholly or partially in cash upon conversion. Under these provisions, the liability and equity components of convertible debt instruments that may be settled wholly or partially in cash upon conversion must be accounted for separately in a manner reflective of their issuer’s nonconvertible debt borrowing rate. Since our 3.75% Debentures have an option to be settled in cash, they are within the scope of this standard.

Our effective borrowing rate for nonconvertible debt at the time of issuance of the 3.75% Debentures was estimated to be 9%, which resulted in $52 million of the $250 million aggregate principal amount of debentures issued, or $31 million after taxes, being attributed to equity. We are amortizing the debt discount through March 2010, the first repurchase date of the debentures. The principal amount, unamortized discount and net carrying amount of the debt and equity components are presented below (in millions):

	As of December 31,
	2009	2008

Principal amount	$156	$177
Unamortized discount	(2)	(11)

Net carrying amount	$154	$166

Additional paid-in capital, net	$29	$31

Interest expense related to these debentures consisted of the following (in millions):

	2009	2008	2007

3.75% contractual rate	$6	$9	$9
Discount amortization	8	10	10

Total interest expense	$14	$19	$19

Effective interest rate	9%	9%	9%

In 2008, we repurchased approximately $73 million principal amount of our 3.75% Debentures for $54 million. The $14 million net gain from these transactions is recorded in interest income and other in the accompanying consolidated statements of operations.

During 2009, we repurchased approximately $20 million principal amount of our 3.75% Debentures at a slight discount to par. Of the total consideration paid, $2 million was allocated to the reacquisition of the equity component, resulting in a $2 million gain on the extinguishment of debt after writing off unamortized debt discount and issuance costs.

As of December 31, 2009, the if-converted value of the 3.75% Debentures did not exceed the principal amount.

(8)	On June 4, 2008, we completed a public offering of $100.6 million aggregate principal amount of 5.5% Series A convertible debentures due 2038, or the Series A 5.5% Debentures, and $100.6 million aggregate principal amount of 5.5% Series B convertible debentures due 2038, or the Series B 5.5% Debentures, and collectively with the Series A 5.5% Debentures, the 5.5% Debentures. The 5.5% Debentures are general senior obligations secured in part by an escrow account for each series. We deposited approximately $32 million of the net proceeds from the offering, representing the first six scheduled semi-annual interest payments on the 5.5% Debentures, into escrow accounts for the exclusive benefit of the holders of each series of the 5.5% Debentures. The total net proceeds of the offering were approximately $165 million, after deducting underwriting fees and other transaction related expenses as well as the $32 million escrow deposit. Interest on the 5.5% Debentures is payable semi-annually on April 15 and October 15.

Holders of the Series A 5.5% Debentures may convert them into shares of our common stock at any time at a conversion rate of 220.6288 shares per $1,000 principal amount of Series A 5.5% Debenture. Holders of the Series B 5.5% Debentures may convert them into shares of our common stock at any time at a conversion rate of 225.2252 shares per $1,000 principal amount of Series B 5.5% Debenture. The conversion rates are subject to adjustment should we declare common stock dividends or effect any common stock splits or similar transactions. If the holders convert the 5.5% Debentures in connection with any fundamental corporate change that occurs prior to October 15, 2013 for the Series A 5.5% Debentures or October 15, 2015 for the Series B 5.5% Debentures, the applicable conversion rate may be increased depending upon our then current common stock price. The maximum number of shares of common stock into which all of the 5.5% Debentures are convertible, including pursuant to this make-whole fundamental change provision, is 54.4 million shares. Holders who convert their 5.5% Debentures prior to April 15, 2011 will receive, in addition to the number of shares of our common stock calculated at the applicable conversion rate, a cash payment from the escrow account for the 5.5% Debentures of the series converted equal to the sum of the remaining interest payments that would have been due on or before April 15, 2011 in respect of the converted 5.5% Debentures.

We may redeem any of the 5.5% Debentures for cash at a redemption price of 100% of their principal amount, plus accrued and unpaid interest at any time on or after October 15, 2013 for the Series A 5.5% Debentures and October 15, 2015 for the Series B 5.5% Debentures. Holders may require us to repurchase the 5.5% Debentures for cash at a repurchase price equal to 100% of their principal amount plus accrued and unpaid interest, if any, on October 15, 2013, 2018, 2023, 2028, and 2033 for the Series A 5.5% Debentures and October 15, 2015, 2020, 2025, 2030, and 2035 for the Series B 5.5% Debentures; or at any time prior to their maturity upon the occurrence of a specified designated event.

On June 4, 2008, in conjunction with the public offering of the 5.5% Debentures described above, we also entered into a share lending agreement with Morgan Stanley & Co. Incorporated, an affiliate of the underwriter of the offering, or the share borrower, pursuant to which we loaned the share borrower approximately 44.9 million shares of our common stock. Under the share lending agreement, the share borrower is required to return the borrowed shares when the debentures are no longer outstanding. We did not receive any proceeds from the sale of the borrowed shares by the share borrower, but we did receive a nominal lending fee of $0.01 per share from the share borrower for the use of borrowed shares.

We evaluated the various embedded derivatives within the supplemental indenture for bifurcation from the 5.5% Debentures under the applicable provisions. Based upon our detailed assessment, we concluded these embedded derivatives were either (i) excluded from bifurcation as a result of being clearly and closely related to the 5.5% Debentures or are indexed to our common stock and would be classified in stockholders’ equity if freestanding or (ii) the fair value of the embedded derivatives was determined to be immaterial.

The net proceeds from our public offering of the 5.5% Debentures described above were used for the repurchase of substantially all of our $175 million principal amount of 3.5% convertible notes due 2033, issued in July 2003, which became subject to repurchase at the holders’ option on July 15, 2008.

During 2008, approximately $76 million principal amount of the 5.5% Debentures were voluntarily converted by holders. As a result, we issued 16.9 million shares of our common stock. Cash payments from the escrow accounts related to these conversions were $11 million and borrowed shares equivalent to the number of shares of our common stock issued upon these conversions were returned to us pursuant to the share lending agreement described above. During 2009, approximately $3 million principal amount of the 5.5% Debentures were voluntarily converted by holders into approximately 0.6 million shares of our common stock. The borrower returned 10.0 million shares to us in September 2009, almost all of which were voluntarily returned shares in excess of converted shares, pursuant to the share lending agreement. At December 31, 2009, the remaining principal balance was $123 million, which is currently convertible into 27.4 million shares of our common stock. At December 31, 2009, the amount remaining in the escrow accounts was $10 million, which is reflected as restricted cash on our consolidated balance sheets.

(9)	At December 31, 2009 and 2008, four capital leased Airbus A320 aircraft are included in property and equipment at a cost of $152 million with accumulated amortization of $13 million and $9 million, respectively. The future minimum lease payments under these noncancelable leases are $15 million per year through 2011, $14 million per year in 2012, 2013 and 2014 and $124 million in the years thereafter. Included in the future minimum lease payments is $61 million representing interest, resulting in a present value of capital leases of $135 million with a current portion of $7 million and a long-term portion of $128 million.

Maturities of long-term debt and capital leases, including the assumption that our convertible debt will be converted upon the first put date, for the next five years are as follows (in millions):

2010	$384
2011	175
2012	176
2013	375
2014	594

We had utilized a funding facility to finance aircraft predelivery deposits. This facility allowed for borrowings of up to $30 million. In October 2009, we repaid the balance of $10 million and terminated the funding facility. At December 31, 2008, the outstanding balance was $10 million and the weighted average interest rate on the outstanding short-term borrowings was 5.6%.

In July 2008, we obtained a line of credit with Citigroup Global Markets, Inc. which allowed for borrowings of up to $110 million through July 20, 2009 and was originally secured by our ARS which were then held by Citigroup. We repaid the entire $110 million on this line of credit in October 2009 when we sold the ARS which secured it and concurrently terminated the facility. See Note 14 for further information.

We do not have any financial covenants associated with our debt agreements. We are subject to certain collateral ratio requirements in our spare parts pass-through certificates and spare engine financing issued in November 2006 and December 2007, respectively. If we fail to maintain these collateral ratios, we will be required to provide additional collateral or redeem some or all of the equipment notes so that the ratios return to compliance.

Aircraft, engines, predelivery deposits and other equipment and facilities having a net book value of $3.62 billion at December 31, 2009 were pledged as security under various loan agreements. Cash payments of interest, net of capitalized interest, aggregated $143 million, $166 million and $175 million in 2009, 2008 and 2007, respectively.

The carrying amounts and estimated fair values of our long-term debt at December 31, 2009 were as follows (in millions):

	Carrying	Estimated
	Value	Fair Value

Public Debt
Floating rate enhanced equipment notes
Class G-1, due through 2016	$265	$205
Class G-2, due 2014 and 2016	373	261
Class B-1, due 2014	49	35
Fixed rate special facility bonds, due through 2036	85	70
6.75% convertible debentures due in 2039	201	250
3.75% convertible debentures due in 2035	154	156
5.5% convertible debentures due in 2038	123	166
3.5% convertible notes due in 2033	1	1

Non-Public Debt
Floating rate equipment notes, due through 2020	697	592
Fixed rate equipment notes, due through 2024	1,163	985

Total	$3,111	$2,721

The estimated fair values of our publicly held long-term debt were based on quoted market prices or other observable market inputs when instruments are not actively traded. The fair value of our non-public debt was estimated using discounted cash flow analysis based on our borrowing rates for instruments with similar terms. The fair values of our other financial instruments approximate their carrying values.

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

We have determined that each of the trusts related to our aircraft EETCs meet the definition of a variable interest entity as defined in ASC 810, Consolidations. We evaluated the purpose for which these trusts were established and nature of risks in each. These trusts were not designed to pass along variability to us. We concluded that we are not the primary beneficiary in these trusts due to our involvement in them being limited to principal and interest payments on the related notes and the variability created by credit risk related to us and the likelihood of our defaulting on the notes. Therefore, we have not consolidated these trusts in our financial statements.

Note 3—Operating Leases

We lease aircraft, as well as airport terminal space, other airport facilities, office space and other equipment, which expire in various years through 2035. In July 2009, we extended the lease on two of our aircraft, one of which was previously scheduled to expire in December 2009 and the other in March 2010. These extensions resulted in an additional $11 million of lease commitments through 2012. Total rental expense for all operating leases in 2009, 2008 and 2007 was $236 million, $243 million and $225 million, respectively. We have $29 million in assets that serve as collateral for letters of credit related to certain of our leases, which are included in restricted cash.

At December 31, 2009, 55 of the 151 aircraft we operated were leased under operating leases, with remaining lease term expiration dates ranging from 2011 to 2026. Five of the 55 aircraft operating leases have variable rate rent payments based on LIBOR. Leases for 47 of our aircraft can generally be renewed at rates based on fair market value at the end of the lease term for one or two years. We have purchase options in 45 of our aircraft leases at the end of the lease term at fair market value and a one-time option during the term at amounts that are expected to approximate fair market value. During 2008, we entered into a sale and leaseback transaction for one EMBRAER 190 aircraft acquired during the year, which is being accounted for as an operating lease. There were no material deferred gains recorded related to this transaction.

Future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 2009, are as follows (in millions):

	Aircraft	Other	Total

2010	$160	$48	$208
2011	148	43	191
2012	129	39	168
2013	107	33	140
2014	116	26	142
Thereafter	589	358	947

Total minimum operating lease payments	$1,249	$547	$1,796

We have entered into sale-leaseback arrangements with a third party lender for 45 of our operating aircraft. The sale-leasebacks occurred simultaneously with the delivery of the related aircraft to us from their manufacturers. Each sale-leaseback transaction was structured with a separate trust set up by the third party lender, the assets of which consist of the one aircraft initially transferred to it following the sale by us and the subsequent lease arrangement with us. Because of their limited capitalization and the potential need for additional financial support, these trusts are variable interest entities as defined in ASC 810, Consolidations. JetBlue does not retain any equity interests in any of these trusts and our obligations to them are limited to the fixed rental payments we are required to make to them, which were approximately $1.15 billion as of December 31, 2009 and are reflected in the future minimum lease payments in the table above. Our only interest in these entities is a fixed price option to acquire the aircraft at the end of the lease term that was not deemed to be bargain purchase options at lease inception. Since there are no other arrangements (either implicit or explicit) between us and the individual trusts that would result in our absorbing additional variability from the trusts, we concluded that we are not the primary beneficiary of these trusts. We account for these leases as operating leases, following the appropriate lease guidance as required by the Leases topic in the Codification.

Operating Leases as Lessor:  In 2008, we leased two of our owned EMBRAER 190 aircraft, each with a lease term of 12 years. The net book value of these two aircraft was approximately $50 million as of December 31, 2009 and is included in other assets on our consolidated balance sheet. Under the terms of these leases, we recorded approximately $6 million and $2 million in rental income during 2009 and 2008, respectively. Future lease payments due to us under these leases are approximately $6 million per year over the remaining terms.

Note 4—	JFK Terminal 5

In October 2008, we began operating out of our new Terminal 5 at JFK, or Terminal 5. The construction and operation of this facility is governed by a lease agreement that we executed with the Port Authority of New York and New Jersey, or PANYNJ, in 2005. Under the terms of this lease agreement, we were responsible for the construction of a 635,000 square foot 26-gate terminal, a parking garage, roadways and an AirTrain Connector, all of which are owned by the PANYNJ and which are collectively referred to as the Project. The lease term ends in 2038 and we have a one-time early termination option in 2033.

We are responsible for various payments under the lease, including ground rents for the new terminal site which began on lease execution in 2005, and facility rents that commenced in 2008 when we took beneficial occupancy of Terminal 5. The facility rents are based on the number of passengers enplaned out of the new terminal, subject to annual minimums. The PANYNJ has reimbursed us for the costs of constructing the Project in accordance with the lease, except for approximately $77 million in leasehold improvements that have been provided by us and which are classified as leasehold improvements and included in ground property and equipment on our consolidated balance sheets.

We are considered the owner of the Project for financial reporting purposes only and are required to reflect an asset and liability for the Project on our balance sheets. Through December 31, 2009, exclusive of ground property, we had incurred $613 million in Project costs and have capitalized $68 million of interest, which are reflected as Assets Constructed for Others in the accompanying consolidated balance sheets. These project costs are reimbursed by the PANYNJ and are reflected as Construction Obligation in our consolidated balance sheets. Through December 31, 2009, we had reduced this amount by $17 million through scheduled facility payments which were not representative of interest.

Certain elements of the Project, including the parking garage and Airtrain Connector, are not subject to the underlying ground lease and, following their delivery to and acceptance by the PANYNJ in October 2008, we no longer have any continuing involvement in these elements. As a result, Assets Constructed for Others and Construction Obligation were both reduced by $133 million in a non-cash transaction when they were returned to the PANYNJ upon completion. Our continuing involvement in the remainder of the Project precludes us from sale and leaseback accounting; therefore the cost of these elements of the Project and the related liability will remain on our balance sheets and be accounted for as a financing. Scheduled facility payments totaled $32 million and $6 million in 2009 and 2008, respectively, almost all of which was representative of interest.

Assets Constructed for Others are being amortized over the shorter of the 25 year non-cancelable lease term or their economic life. We recorded $21 million and $5 million in amortization expense during 2009 and 2008, respectively. Facility rents are recorded as debt service on the Construction Obligation, with the portion not relating to interest reducing the principal balance. Ground rents are being recognized on a straight-line basis over the lease term and are reflected in the future minimum lease payments table included in Note 3. Minimum estimated facility payments, including escalations, associated with this lease are estimated to be $31 million in 2010, $38 million in 2011, $39 million in 2012, $40 million in 2013, $40 million in 2014 and $779 million thereafter. Payments could exceed these amounts depending on future enplanement levels at JFK.

We have subleased a portion of Terminal 5, primarily space for concessionaires. Minimum lease payments due to us are subject to various escalation amounts through 2018 and also include a percentage of gross receipts, which may vary from month to month. Future minimum lease payments due to us are estimated to be $9 million in each of 2010 through 2012 and $10 million in each of 2013 through 2014.

Note 5—	Stockholders’ Equity

Our authorized shares of capital stock consist of 500 million shares of common stock and 25 million shares of preferred stock. The holders of our common stock are entitled to one vote per share on all matters which require a vote by the Company’s stockholders as set forth in our Amended and Restated Certificate of Incorporation and Bylaws.

On June 9, 2009, in conjunction with the public offering of the 6.75% Debentures described in Note 2, we also completed a public offering of 26,450,000 shares of our common stock at a price of $4.25 per share, raising net proceeds of approximately $109 million, after deducting discounts and commissions paid to the underwriters and other expenses incurred in connection with the offering. Approximately 15.6% of this offering was reserved for and purchased by Deutsche Lufthansa AG, to allow them to maintain their pre-offering ownership percentage.

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

As of December 31, 2009, we had a total of 188.1 million shares of our common stock reserved for issuance related to our CSPP, our 2002 Plan, our convertible debt, and our share lending facility. As of December 31, 2009, we had a total of 27.1 million shares of treasury stock, almost all of which resulted from the return of borrowed shares under our share lending agreement. Refer to Note 2 for further details on the share lending agreement and Note 7 for further details on our share-based compensation.

Note 6—	Earnings (Loss) Per Share

The following table shows how we computed basic and diluted earnings (loss) per common share for the years ended December 31 (dollars in millions; share data in thousands):

	2009	2008	2007

Numerator:
Net income (loss)	$58	$(85)	$12
Effect of dilutive securities:
Interest on convertible debt, net of income taxes	9	—	—

Net income (loss) applicable to common stockholders after assumed conversion for diluted earnings per share	$67	$(85)	$12

Denominator:
Weighted-average shares outstanding for basic earnings (loss) per share	260,486	226,262	179,766
Effect of dilutive securities:
Employee stock options	2,972	—	4,483
Unvested common stock	—	—	11
Convertible debt	68,605	—	—

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	332,063	226,262	184,260

Shares excluded from EPS calculation (in millions):
Shares issuable upon conversion of our convertible debt since assumed conversion would be antidilutive	9.2	38.3	20.8
Shares issuable upon exercise of outstanding stock options since assumed exercise would be antidilutive	23.9	27.2	24.7

As of December 31, 2009, a total of approximately 18.0 million shares of our common stock, which were loaned to our share borrower pursuant to the terms of our share lending agreement as described in Note 2, were issued and are outstanding for corporate law purposes, and holders of the borrowed shares have all the rights of a holder of our common stock. However, because the share borrower must return all borrowed shares to us (or identical shares or, in certain circumstances, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings (loss) per share.

Note 7—	Share-Based Compensation

Fair Value Assumptions:  We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards in accordance with the Compensation-Stock Compensation topic 718, or ASC 718, for issuances under our CSPP and stock options under our 2002 Plan. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. We have reviewed our historical pattern of option exercises under our 2002 Plan, and have determined that meaningful differences in option exercise activity existed among employee job categories. Therefore, for all stock options granted after January 1, 2006, we have categorized these awards into three groups of employees for valuation purposes. We have determined there were no meaningful differences in employee activity under our CSPP due to the broad-based nature of the plan.

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

Additionally, ASC 718 requires us to estimate pre-vesting forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We record stock-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical pre-vesting forfeiture data.

The following table shows our assumptions used to compute the stock-based compensation expense for stock option grants for the years ended December 31. We did not grant any stock options in 2009.

	Stock Options
	2008	2007

Expected term (years)	6.0	4.1-6.8
Volatility	47.7%	42.5%
Risk-free interest rate	3.0%	4.6%
Weighted average fair value of stock options	$3.45	$4.91

Unrecognized stock-based compensation expense was approximately $19 million as of December 31, 2009, relating to a total of three million unvested restricted stock units and three million unvested stock options under our 2002 Plan. We expect to recognize this stock-based compensation expense over a weighted average period of approximately two years. The total fair value of stock options vested during the years ended December 31, 2009, 2008 and 2007 was approximately $9 million, $9 million and $6 million, respectively.

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

Our policy is to grant restricted stock units based on the market price of the underlying common stock on the date of grant.

The following is a summary of restricted stock unit activity for the year ended December 31:

	2009		2008
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Nonvested at beginning of year	1,735,671	$6.22	71,418	$10.42
Granted	2,294,240	4.61	1,799,849	6.12
Vested	(595,105)	6.28	(23,805)	10.42
Forfeited	(124,432)	5.36	(111,791)	6.35

Nonvested at end of year	3,310,374	$5.13	1,735,671	$6.22

The total intrinsic value, determined as of the date of vesting, of restricted stock units vested and converted to shares of common stock during the twelve months ended December 31, 2009 was $3 million.

During 2008, we also began issuing deferred stock units under the 2002 Plan. These awards vest immediately upon being granted to members of the Board of Directors and shares are issued six months and one day following the Director’s departure from the Board. During the year ended December 31, 2009, we granted 66,790 deferred stock units at a weighted average grant date fair value of $5.24, all of which remain outstanding at December 31, 2009.

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

The following is a summary of stock option activity for the years ended December 31:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	27,242,115	$12.47	29,731,932	$12.30	31,089,745	$12.13
Granted	—	—	54,000	7.03	2,926,250	10.94
Exercised	(960,626)	0.78	(718,226)	1.12	(1,823,903)	4.25
Forfeited	(93,062)	11.00	(461,316)	11.79	(737,127)	11.87
Expired	(595,544)	13.99	(1,364,275)	14.62	(1,723,033)	15.73

Outstanding at end of year	25,592,883	12.88	27,242,115	12.47	29,731,932	12.30

Vested at end of year	23,101,559	12.86	22,464,451	12.38	22,537,850	12.19
Available for future grants (1)	29,189,222		19,867,014		12,589,744

(1)	On January 1, 2010, the number of shares reserved for issuance was increased by 11,659,630 shares.

The following is a summary of outstanding stock options at December 31, 2009:

	Options Outstanding				Options Vested and Exercisable
		Weighted				Weighted
		Average	Weighted	Aggregate		Average	Weighted	Aggregate
		Remaining	Average	Intrinsic		Remaining	Average	Intrinsic
Range of		Contractual	Exercise	Value		Contractual	Exercise	Value
exercise prices	Shares	Life (years)	Price	(millions)	Shares	Life (years)	Price	(millions)

$0.33 to $4.00	2,641,863	1.6	$2.25	$9	2,641,863	1.6	$2.25	$9
$7.03 to $29.71	22,951,020	4.6	14.10	—	20,459,696	4.4	14.23	—

	25,592,883	4.3	12.88	$9	23,101,559	4.1	12.86	$9

The total intrinsic value, determined as of the date of exercise, of options exercised during the twelve months ended December 31, 2009, 2008 and 2007 was $4 million, $3 million and $15 million, respectively. We received $1 million, $1 million and $8 million in cash from option exercises for the years ended December 31, 2009, 2008 and 2007, respectively.

The number of shares reserved for issuance under the 2002 Plan will automatically increase each January by an amount equal to 4% of the total number of shares of our common stock outstanding on the last trading day in December of the prior calendar year. In no event will any such annual increase exceed 12.2 million shares. The 2002 Plan, by its terms, terminates no later than December 31, 2011.

Crewmember Stock Purchase Plan:  Our CSPP, which is available to all employees, had 5.1 million shares of our common stock initially reserved for issuance at its inception in April 2002. Through 2008, the reserve automatically increased each January by an amount equal to 3% of the total number of shares of our common stock outstanding on the last trading day in December of the prior calendar year. The CSPP was amended in 2008 to eliminate this automatic reload feature and, by its terms, terminates no later than the last business day of April 2012.

The CSPP has a series of successive overlapping 6-month offering periods, with a new offering period beginning on the first business day of May and November each year. Employees can only join an offering period on the start date. Employees may contribute up to 10% of their pay, through payroll deductions, toward the purchase of common stock. Purchase dates occur on the last business day of April and October each year.

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

The following is a summary of CSPP share reserve activity for the years ended December 31:

	2009		2008		2007
		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average

Available for future purchases, beginning of year	23,550,382		20,076,845		16,908,852
Shares reserved for issuance	—		5,447,803		5,328,277
Common stock purchased	(1,380,824)	$4.82	(1,974,266)	$4.65	(2,160,284)	$8.15

Available for future purchases, end of year	22,169,558		23,550,382		20,076,845

ASC 718 requires that deferred taxes be recognized on temporary differences that arise with respect to stock-based compensation attributable to nonqualified stock options and awards. However, no tax benefit is recognized for stock-based compensation attributable to incentive stock options (ISO) or CSPP shares until there is a disqualifying disposition, if any, for income tax purposes. A portion of our stock-based compensation is attributable to ISO and CSPP shares; therefore, our effective tax rate is subject to fluctuation.

LiveTV Management Incentive Plan.  In April 2009, our Board of Directors approved the LiveTV Management Incentive Plan, or MIP, an equity based incentive plan for certain members of leadership at our wholly-owned subsidiary, LiveTV. Notional equity units are available under the MIP, representing up to 12% of the notional equity interest of LiveTV, with the award value based on the increase in the value of the LiveTV entity over time subject to certain adjustments. Awards are payable in cash upon the achievement of certain events, or in February 2013, whichever is first. Compensation cost will be recorded ratably over the service period ending in 2012. As of December 31, 2009, we have recorded approximately $1 million as a liability related to the outstanding awards we expect to ultimately vest, including an estimate for pre-vesting forfeitures.

Note 8—	LiveTV

Purchased technology, which is an intangible asset related to our September 2002 acquisition of the membership interests of LiveTV, was being amortized over seven years based on the average number of aircraft expected to be in service as of the date of acquisition. Purchased technology became fully amortized in 2009.

Through December 31, 2009, LiveTV had installed in-flight entertainment systems for other airlines on 416 aircraft and had firm commitments for installations on 354 additional aircraft scheduled to be installed through 2013, with options for 167 additional installations through 2018. Revenues in 2009, 2008 and 2007 were $65 million, $58 million and $40 million, respectively. Deferred profit on hardware sales and advance deposits for future hardware sales are included in long term liabilities in our consolidated balance sheets was $29 million and $19 million at December 31, 2009 and 2008, respectively. Deferred profit to be recognized on installations completed through December 31, 2009 will be approximately $4 million in 2010, $3 million per year from 2011 through 2014, and $3 million thereafter. The net book value of equipment installed for other airlines was approximately $64 million and $36 million as of December 31, 2009 and 2008, respectively.

Note 9—	Income Taxes

The provision (benefit) for income taxes consisted of a current expense of $1 million for 2009 and 2008, and the following for the years ended December 31 (in millions):

	2009	2008	2007

Deferred:
Federal	$34	$(6)	$15
State and foreign	6	—	4

Deferred Income tax expense (benefit)	$40	$(6)	$19

The effective tax rate on income (loss) before income taxes differed from the federal income tax statutory rate for the years ended December 31 for the following reasons (in millions):

	2009	2008	2007

Income tax expense (benefit) at statutory rate	$35	$(32)	$11
Increase (decrease) resulting from:
State income tax, net of federal benefit	5	(4)	2
Stock-based compensation	1	1	3
Non-deductible meals	2	2	2
Non-deductible costs	—	4	—
Valuation allowance	(1)	23	—
Other, net	(1)	1	1

Total income tax expense (benefit)	$41	$(5)	$19

There were no cash payments for income taxes in 2009, 2008 and 2007.

The net deferred taxes below include a current net deferred tax asset of $78 million and a long-term net deferred tax liability of $259 million at December 31, 2009, and a current net deferred tax asset of $106 million and a long-term net deferred tax liability of $197 million at December 31, 2008.

The components of our deferred tax assets and liabilities as of December 31 are as follows (in millions):

	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$203	$213
Employee benefits	26	23
Deferred revenue/gains	86	60
Derivative instruments	4	54
Investment securities	15	21
Other	26	20
Valuation allowance	(25)	(26)

Deferred tax assets	335	365
Deferred tax liabilities:
Accelerated depreciation	(512)	(453)
Derivative instruments	(4)	—
Other	—	(3)

Deferred tax liabilities	(516)	(456)

Net deferred tax liability	$(181)	$(91)

At December 31, 2009, we had U.S. Federal regular and alternative minimum tax net operating loss (“NOL”) carryforwards of $553 million and $462 million, respectively, which begin to expire in 2023. In addition, at December 31, 2009, we had deferred tax assets associated with state NOL and credit carryforwards of $19 million and $3 million, respectively. The state NOLs begin to expire in 2011, while the credits carryforward indefinitely. Our NOL carryforwards at December 31, 2009 include an unrecorded benefit of approximately $9 million related to stock-based compensation that will be recorded in equity when, and to the extent, realized. Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to use its NOL carryforwards if it experiences an “ownership change.” As of December 31, 2009, our valuation allowance did not include any amounts attributable to this limitation; however, if an “ownership change” were to occur in the future, the ability to use our NOLs could be limited.

In evaluating the realizability of the deferred tax assets, management assesses whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. Management considers, among other things, the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which the related temporary differences will become deductible. At December 31, 2009, we provided a $25 million valuation allowance to reduce the deferred tax assets to an amount that we consider is more likely than not to be realized. Our valuation allowance at December 31, 2009 includes $20 million relating to capital losses on investment securities, of which $5 million relates to a realized capital loss carryforward that expires in 2015.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follow (in millions):

Unrecognized tax benefits December 31, 2008	$8
Increases for tax positions taken	1

Unrecognized tax benefits December 31, 2009	$9

Interest and penalties accrued on unrecognized tax benefits were not significant. If recognized, $8 million of the unrecognized tax benefits at December 31, 2009 would impact the effective tax rate. We do not expect any significant change in the amount of the unrecognized tax benefits within the next twelve months. As a result of NOLs and statute of limitations in our major tax jurisdictions, years 2000 through 2008 remain subject to examination by the relevant tax authorities.

Note 10—	Employee Retirement Plan

We sponsor a retirement savings 401(k) defined contribution plan, or the Plan, covering all of our employees. In 2009, we matched 100% of our employee contributions up to 5% of their compensation in cash, which vests over five years of service measured from an employees hire date. Participants are immediately vested in their voluntary contributions.

A component of the Plan is a profit sharing retirement plan. In 2007, we amended the profit sharing retirement plan to provide for Company contributions, subject to Board of Director approval, to be 5% of eligible non-management employee compensation or 15% of pre-tax earnings, whichever is greater. These contributions vest 100% after three years of service measured from an employees hire date. Our contributions expensed for the Plan in 2009, 2008 and 2007 were $48 million, $43 million and $39 million, respectively.

Note 11—	Commitments

As of December 31, 2009, our firm aircraft orders consisted of 55 Airbus A320 aircraft, 60 EMBRAER 190 aircraft and 19 spare engines scheduled for delivery through 2018. We have the right to cancel five firm EMBRAER 190 deliveries in 2012 or later, provided no more than two deliveries are canceled in any one year. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $235 million in 2010, $575 million in 2011, $790 million in 2012, $790 million in 2013, $735 million in 2014, and $1.38 billion thereafter. In February 2010, we further amended our Airbus A320 purchase agreement, deferring six aircraft previously scheduled for delivery in 2011 and 2012 to 2015. This amendment had the effect of reducing our 2010 capital expenditures by $40 million in related predelivery deposits, which will be required in future periods. We have options to purchase 8 Airbus A320 aircraft scheduled for delivery from 2014 through 2015 and 74 EMBRAER 190 aircraft scheduled for delivery from 2011 through 2018. We are scheduled to receive four new EMBRAER 190 aircraft in 2010.

We utilize several credit card processors to process our ticket sales. Our agreements with these processors do not contain covenants, but do generally allow the processor to withhold cash reserves to protect the processor for potential liability for tickets purchased, but not yet used for travel. We have not historically had cash reserves withheld; however, in June 2008 we issued a $35 million letter of credit, collateralized by cash, to one of our processors, which was increased to $55 million later in 2008. This letter of credit established for our primary credit card processor in 2008 was eliminated as of December 31, 2009. While we have experienced reductions in our collateral requirements recently, we may be required to issue additional collateral to our credit card processors, or other key vendors, in the future.

Our commitments also include those of LiveTV, which has several noncancelable long-term purchase agreements with its suppliers to provide equipment to be installed on its customers’ aircraft, including JetBlue’s aircraft. Committed expenditures to these suppliers are approximately $37 million in 2010, $9 million in 2011, $9 million in 2012, and $4 million in 2013.

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

Many aspects of airlines’ operations are subject to increasingly stringent federal, state, local, and foreign laws protecting the environment. There is growing consensus that some form of regulation will be forthcoming at the federal level with respect to greenhouse gas emissions (including carbon dioxide (CO2)) and such regulation could result in the creation of substantial additional costs in the form of taxes or emission allowances. Since the domestic airline industry is increasingly price sensitive, we may not be able to recover the cost of compliance with new or more stringent environmental laws and regulations from our passengers, which could adversely affect our business. Although it is not expected that the costs of complying with current environmental regulations will have a material adverse effect on our financial position, results of operations or cash flows, no assurance can be made that the costs of complying with environmental regulations in the future will not have such an effect. The impact to us and our industry from such actions is likely to be adverse and could be significant, particularly if regulators were to conclude that emissions from commercial aircraft cause significant harm to the upper atmosphere or have a greater impact on climate change than other industries.

In December 2009, the DOT issued a series of passenger protection rules which, among other things, impose tarmac delay limits for U.S. airline domestic flights. The rules become effective in April 2010, and will require U.S. airlines to allow passengers to deplane after three hours on the tarmac, with certain safety and security exceptions. Violators can face fines up to a maximum of $27,500 per passenger. The new rules also introduce requirements to disclose on-time performance and delay statistics for certain flights. These new rules may have adverse consequences on our business and our results of operations.

We are unable to estimate the potential amount of future payments under the foregoing indemnities and agreements.

Note 13—	Financial Derivative Instruments and Risk Management

As part of our risk management strategy, we periodically purchase crude or heating oil option contracts or swap agreements to manage our exposure to the effect of changes in the price and availability of aircraft fuel. Prices for these commodities are normally highly correlated to aircraft fuel, making derivatives of them effective at providing short-term protection against sharp increases in average fuel prices. We also periodically enter into basis swaps for the differential between heating oil and jet fuel, as well as jet fuel swaps, to further limit the variability in fuel prices at various locations. To manage the variability of the cash flows associated with our variable rate debt, we have also entered into interest rate swaps. We do not hold or issue any derivative financial instruments for trading purposes.

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

Ineffectiveness results when the change in the total fair value of the derivative instrument does not exactly equal the change in the value of our expected future cash outlays for the purchase of aircraft fuel. To the extent that the periodic changes in the fair value of the hedging instruments are not effectively hedged, the ineffectiveness is recognized in other income (expense) immediately. Likewise, if a hedge does not qualify for hedge accounting, the periodic changes in its fair value are recognized in other income (expense) in the period of the change. When aircraft fuel is consumed and the related derivative contract settles, any gain or loss previously deferred in other comprehensive income is recognized in aircraft fuel expense.

As a result of the rapid decline in fuel prices experienced during the fourth quarter of 2008, we sold swap contracts to the original fuel counterparties covering the same quantity and duration of all of our then outstanding swap contracts scheduled to mature in 2009, effectively capping our losses related to further oil price declines on those contracts. The forecasted fuel consumption, for which these transactions were designated as cash flow hedges, occurred as originally expected; therefore, amounts deferred in other comprehensive income related to these contracts remained deferred until the forecasted fuel consumption occurred. At December 31, 2008, we had deferred $93 million, or $56 million net of taxes, of these losses in other comprehensive income associated with these contracts. We recognized all of these losses into fuel expense in 2009.

During the fourth quarter of 2008, we suspended our fuel hedge program due to the rapid decline in oil prices and the related collateral posting requirements with our counterparties. During the second quarter of 2009, we began to rebuild our fuel hedge portfolio taking into account the extreme volatility of oil prices and the related possible impact on liquidity. Our current approach is to enter into hedges solely on a discretionary basis without a targeted hedge percentage of expected fuel needs in order to mitigate liquidity issues and cap fuel prices, when possible.

The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of December 31, 2009, related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

	Crude oil cap	Heating oil	Jet fuel swap
	agreements	collars	agreements	Total

First Quarter 2010	14%	5%	41%	60%
Second Quarter 2010	18	5	14	37%
Third Quarter 2010	17	14	—	31%
Fourth Quarter 2010	19	14	—	33%
First Quarter 2011	7	—	—	7%
Second Quarter 2011	5	—	—	5%

During 2009, we also entered into basis swaps and certain jet fuel swap agreements, which we have not designated as cash flow hedges for accounting purposes and as a result we mark to market in earnings each period based on their current fair value.

Interest rate swaps:  The interest rate swap agreements we had outstanding as of December 31, 2009 effectively swap floating rate debt for fixed rate debt, taking advantage of lower borrowing rates in existence since our original debt instruments were executed. As of December 31, 2009, we had $396 million in notional debt outstanding related to these swaps, which cover certain interest payments through August 2016. The notional amount decreases over time to match scheduled repayments of the related debt. Refer to Note 2 for information on the debt outstanding related to these swap agreements.

In February 2008 and 2009, we separately entered into interest rate swaps, all of which qualify as cash flow hedges in accordance with the derivative and hedging topic of the Codification, ASC 815. Since all of the critical terms of our swap agreements match the debt to which they pertain, there was no ineffectiveness relating to these interest rate swaps in 2009 or 2008, and all related unrealized losses were deferred in accumulated other comprehensive income. We recognized approximately $5 million and $1 million in additional interest expense as the related interest payments were made during 2009 and 2008, respectively.

Any outstanding derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements, but we do not expect that any of our four counterparties will fail to meet their obligations. The amount of such credit exposure is generally the fair value of our outstanding contracts. To manage credit risks, we select counterparties based on credit assessments, limit our overall exposure to any single counterparty and monitor the market position of each counterparty. Some of our agreements require cash deposits if market risk exposure exceeds a specified threshold amount.

The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts. Our policy is to offset the liabilities represented by these contracts with any cash collateral paid to the counterparties. The table below reflects a summary of our collateral balances (in millions):

	As of December 31,
	2009	2008

Fuel derivatives
Cash collateral posted to counterparty offsetting hedge liability in other current liabilities	$—	$117
Cash collateral posted for settled fuel contracts in current liabilities	—	21
Interest rate derivatives
Cash collateral posted to counterparty offsetting hedge liability in other current liabilities	$17	$11

The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements. The fair value of those contracts not designated as cash flow hedges was not material at either December 31, 2009 or 2008 (dollar amounts in millions).

	As of December 31,
	2009	2008

Fuel derivatives
Asset fair value recorded in prepaid expenses and other	$25	$—
Asset fair value recorded in other long term assets	3	—
Liability fair value recorded in other current liabilities (1)	—	35
Liability fair value of de-designated hedges recorded in other current liabilities (1)(2)	—	93
Longest remaining term (months)	18	12
Hedged volume (barrels, in thousands)	5,070	870
Estimated amount of existing gains (losses) expected to be reclassified into earnings in the next 12 months	12	(128)

Interest rate derivatives
Liability fair value recorded in other long term liabilities (1)	10	10
Estimated amount of existing gains (losses) expected to be reclassified into earnings in the next 12 months	(8)	(4)

	2009	2008	2007

Fuel derivatives
Hedge effectiveness gains (losses) recognized in aircraft fuel expense	$(120)	$48	$35
Hedge ineffectiveness gains (losses) recognized in other income (expense)	1	—	5
Gains (losses) of derivatives not qualifying for hedge accounting recognized in other income (expense)	(1)	4	—
Hedge gains (losses) of derivatives recognized in comprehensive income, (see Note 15)	17	(104)	77
Percentage of actual consumption economically hedged	23%	38%	59%

Interest rate derivatives
Hedge gains (losses) of derivatives recognized in comprehensive income, (see Note 15)	(5)	(10)	—

(1)	Gross liability, prior to impact of collateral posted.

(2)	Includes the fair value of our reverse swap sales contracts that were entered into in order to effectively exit our original swap contracts. The value of these contracts was $44 million as of December 31, 2008, all of which settled by December 31, 2009.

Note 14—	Fair Value of Financial Instruments

Under the Fair Value Measurements and Disclosures topic of the Codification, ASC 820, disclosures are required about how fair value is determined for assets and liabilities and a hierarchy for which these assets and liabilities must be grouped is established, based on significant levels of inputs as follows:

Level 1	quoted prices in active markets for identical assets or liabilities;

Level 2	quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3	unobservable inputs for the asset or liability, such as discounted cash flow models or valuations.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy (as described in Note 1) as of December 31, 2009 (in millions).

	Level 1	Level 2	Level 3	Total

Assets
Cash and cash equivalents	$902	$—	$—	$902
Restricted cash	71	—	—	71
Investment securities
Auction rate securities (ARS)	—	—	74	74
Available-for-sale securities	150	—	—	150
Held-to-maturity bonds	22	—	—	22
Put option related to ARS	—	—	11	11
Aircraft fuel derivatives	—	28	—	28

	$1,145	$28	$85	$1,258

Liabilities
Interest rate swap	$—	$—	$10	$10

	$—	$—	$10	$10

Refer to Note 2 for fair value information related to our outstanding debt obligations as of December 31, 2009. The following table reflects the activity for the major classes of our assets and liabilities measured at fair value using level 3 inputs (in millions) for the twelve months ended December 31, 2009:

	Auction Rate	Put Option	Interest Rate
	Securities	related to ARS	Swaps	Total

Balance as of December 31, 2008	$244	$14	$(10)	$248
Total gains or (losses), realized or unrealized
Included in earnings	4	(3)	(5)	(4)
Included in comprehensive income	—	—	5	5
Purchases, issuances and settlements, net	(174)	—	—	(174)

Balance as of December 31, 2009	$74	$11	$(10)	$75

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

We maintain cash and cash equivalents with various high quality financial institutions or in short-term duration high quality debt securities. Investments in highly liquid debt securities are stated at fair value. The majority of our receivables result from the sale of tickets to individuals, mostly through the use of major credit cards. These receivables are short-term, generally being settled shortly after the sale. The carrying values of all other financial instruments approximated their fair values at December 31, 2009 and 2008.

Available-for-sale investment securities:  During 2009, we purchased asset backed securities, which are considered variable rate demand notes with contractual maturities generally greater than ten years with interest reset dates often every 30 days or less. Also included in our available-for-sale investment securities are certificate of deposits placed through an account registry service, or CDARS, and commercial paper with original maturities greater than 90 days but less than one year. The fair values of these investments are based on observable market data. We did not record any significant gains or losses on these securities during the twelve months ended December 31, 2009.

Held-to-maturity investment securities:  During 2009, we purchased various corporate bonds. Those with original maturities less than twelve months are included in short-term investments on our consolidated balance sheets, and those with original maturities in excess of twelve months but less than two years are included in long-term investments on our consolidated balance sheets. The fair value of these investments is based on observable market data. We did not record any significant gains or losses on these securities during the twelve months ended December 31, 2009.

Auction rate securities:  ARS are long-term debt securities for which interest rates reset regularly at pre-determined intervals, typically 28 days, through an auction process. We held ARS, with a total par value of $85 million and $311 million as of December 31, 2009 and 2008, respectively. Beginning in February 2008, all of the ARS then held by us experienced failed auctions which resulted in our continuing to hold these securities beyond the initial auction reset periods. With auctions continuing to fail through the end of 2008, we classified all of our ARS as long term trading securities as of December 31, 2008, since maturities of underlying debt securities range from 20 to 40 years. Our classification as trading securities is based on our intent to trade the securities when market opportunities arise in order to increase our liquid investments due to the current economic uncertainty. Although the auctions for the securities have failed, $1 million were redeemed by their issuers at par during 2009. Additionally, in January 2010, approximately $12 million in ARS were redeemed by their issuers at par. We have not experienced any defaults and continue to earn and receive interest on all of these investments at the maximum contractual rate. The estimated fair value of these securities beginning in 2008 no longer approximated par value and was estimated through discounted cash flows, a level 3 input. Our discounted cash flow analysis considered, among other things, the quality of the underlying collateral, the credit rating of the issuers, an estimate of when these securities are either expected to have a successful auction or otherwise return to par value, the expected interest income to be received over this period, and the estimated required rate of return for investors. Because of the inherent subjectivity in valuing these securities, we also considered independent valuations obtained for each of our ARS in estimating their fair values as of December 31, 2009.

All of our ARS are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government), $79 million par value of which had a AAA rating and the remainder had an A rating. Despite the quality of the underlying collateral, the market for ARS and other securities has been diminished due to the lack of liquidity experienced in the market since early 2008 and expected to be experienced into the future. Through September 30, 2008, we had experienced a $13 million decline in fair value, which we had classified as temporary and reflected as an unrealized loss in other comprehensive income. Through the fourth quarter of 2008, however, the lack of liquidity in the capital markets not only continued, but deteriorated further, resulting in the decline in fair value totaling $67 million at December 31, 2008. This decline in fair value was also deemed to be other than temporary due to the continued auction failures and expected lack of liquidity in the capital markets continuing into the foreseeable future, which resulted in a valuation loss being recorded in other income (expense). In February 2009, we sold certain ARS for $29 million, an amount which approximated their fair value as of December 31, 2008. The proceeds from these sales were used to reduce our $110 million line of credit then outstanding. In August 2009, we sold certain ARS for $25 million, an amount which approximated their fair value as of June 30, 2009. In October 2009, we entered into an agreement with Citigroup Global Markets, Inc., under which they agreed to purchase $158 million par value of the remaining ARS we held which were brokered by them. The $120 million in cash proceeds from these sales did not result in significant gains or losses. In conjunction with this transaction, we terminated the line of credit we had with Citigroup.

During 2008, following investigations by various regulatory agencies of the banks and broker-dealers that sold ARS, UBS, one of the two broker-dealers from which we purchased ARS, subsequently reached a settlement. As a result of our participation in this settlement agreement, UBS is required to repurchase from us at par ARS brokered by them, which had a par value of $85 million at December 31, 2009, beginning in June 2010. Refer to Note 2 for further details on our participation in UBS’s auction rate security program.

Put option related to ARS:  We have elected to apply the fair value option under the Financial Instruments topic of the Codification, ASC 825, to UBS’s agreement to repurchase, at par, ARS brokered by them as described above. We have done so in order to closely conform to our treatment of the underlying ARS. The $11 million fair value of this put option is included in other current assets in our consolidated balance sheets at December 31, 2009 and the $14 million fair value of this put option is included in other long term assets in our consolidated balance sheets at December 31, 2008. The resultant loss of $3 million and gain of $14 million for 2009 and 2008, respectively offsets the related ARS holding gains or losses included in other income (expense). The fair value of the put is determined by comparing the fair value of the related ARS, as described above, to their par values and also considers the credit risk associated with UBS. This put option will be adjusted on each balance sheet date based on its then fair value. The fair value of the put option is based on unobservable inputs and is therefore classified as level 3 in the hierarchy.

Interest rate swaps:  The fair values of our interest rate swaps are based on inputs received from the counterparty. These values were corroborated by adjusting the active swap indications in quoted markets for similar terms (6-8 years) for the specific terms within our swap agreements. Since some of these inputs were not observable, they are classified as level 3 inputs in the hierarchy.

Aircraft fuel derivatives:  Our heating oil and jet fuel swaps, heating oil collars, and crude oil caps are not traded on public exchanges. Their fair values are determined based on inputs that are readily available from public markets; therefore, they are classified as level 2 inputs.

Note 15—	Comprehensive Income (Loss)

Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting. The differences between net income (loss) and comprehensive income (loss) for the years ended December 31, are as follows (in millions):

	2009	2008	2007

Net income (loss)	$58	$(85)	$12

Gain (loss) on derivative instruments (net of $54, $68, and $18 of taxes)	85	(103)	26

Total other comprehensive income (loss)	85	(103)	26

Comprehensive income (loss)	$143	$(188)	$38

A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the years ended December 31, 2007, 2008, and 2009 is as follows (in millions):

	Aircraft Fuel	Interest	Investment
	Derivatives	Rate Swaps	Securities	Total

Beginning accumulated gains (losses), at December 31, 2006	$(7)	$—	$—	$(7)
Reclassifications into earnings	7	—	—	7
Change in fair value	19	—	—	19

Balance of accumulated gains (losses), at December 31, 2007	19	—	—	19
Reclassifications into earnings	(31)	—	8	(23)
Change in fair value	(65)	(7)	(8)	(80)

Balance of accumulated gains (losses), at December 31, 2008	(77)	(7)	—	(84)
Reclassifications into earnings	72	3	—	75
Change in fair value	12	(2)	—	10

Ending accumulated gains (losses), at December 31, 2009	$7	$(6)	$—	$1

Note 16—	Geographic Information

Under the segment reporting topic of the Codification, ASC 280, disclosures are required for operating segments, which are regularly reviewed by chief operating decision makers. Air transportation services accounted for substantially all the Company’s operations in 2009, 2008 and 2007. However, our chief operating decision makers do analyze flight profitability and route economics. During 2009, we grew our route network primarily through adding new destinations in the Caribbean and Latin America, markets which, in general, generate higher revenues and have historically matured more quickly than mainland flights of a comparable distance.

Operating revenues are allocated to geographic regions, as defined by the Department of Transportation, or DOT, based upon the origination and destination of each flight segment. We currently serve 14 locations in the Caribbean and Latin American region, or Latin America as defined by the DOT. However, our management also includes Puerto Rico when reviewing the Caribbean region, and as such we have included our 3 destinations in Puerto Rico in our Caribbean allocation of revenues. Operating revenues by geographic regions for the years ended December 31 are summarized below (in millions):

	2009	2008	2007

Domestic	$2,590	$2,877	$2,546
Caribbean	696	511	296

Total	$3,286	$3,388	$2,842

Our tangible assets primarily consist of our fleet of aircraft, which is deployed system wide, with no individual aircraft dedicated to any specific route or region; therefore our assets do not require any allocation to a geographic area.

Note 17—	Quarterly Financial Data (Unaudited)

Quarterly results of operations for the years ended December 31 are summarized below (in millions, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2009 (1)
Operating revenues	$793	$807	$854	$832
Operating income (loss)	73	76	66	64
Net income (loss)	12	20	15	11
Basic earnings (loss) per share	$0.05	$0.08	$0.05	$0.04
Diluted earnings (loss) per share	$0.05	$0.07	$0.05	$0.04
2008 (2)
Operating revenues	$816	$859	$902	$811
Operating income (loss)	17	21	22	49
Net income (loss)	(10)	(9)	(8)	(58)
Basic earnings (loss) per share	$(0.05)	$(0.04)	$(0.03)	$(0.25)
Diluted earnings (loss) per share	$(0.05)	$(0.04)	$(0.03)	$(0.25)

(1)	During the first, second, and third quarters of 2009, we recorded a net $8 million loss, $6 million gain, and $3 million gain, in other-than temporary impairment adjustments related to the value of our auction rate securities, respectively. During the first quarter of 2009, we sold two aircraft, which resulted in a gain of $1 million. During the second quarter of 2009, we recorded $11 million in certain tax incentives. During the fourth quarter of 2009, we recorded $5 million of revenue related to our co-branded credit card agreement guarantee and an additional $5 million in revenue related to points expiration as a result of TrueBlue program changes.

(2)	During the second, third and fourth quarters of 2008, we sold a total of nine aircraft, which resulted in gains of $13 million, $2 million and $8 million, respectively. During the second quarter of 2008, we recorded $6 million in certain tax incentives. During the third quarter of 2008, we wrote-off $8 million related to our temporary terminal facility at JFK. During the fourth quarter of 2008, we recorded a net other-than-temporary holding loss of $53 million related to the valuation of our auction rate securities as described more fully in Note 14.

The sum of the quarterly earnings per share amounts does not equal the annual amount reported since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average common shares outstanding and other dilutive potential common shares.

Note 18—	Subsequent Events

On January 29, 2010 we began the implementation of a new integrated customer service system, which includes a reservations system, website, revenue management system, revenue accounting system, and a customer loyalty management system among others. The integrated system, when fully implemented, will increase our capabilities including growing our current business, providing for more commercial partnerships and allowing us to attract more business customers. In an effort to minimize the disruption to our customers, we reduced our flight schedule in the days during the initial implementation. While the initial launch of these systems has been successful, we may experience higher levels of customer disruptions as we begin to operate during more peak travel periods. It is not uncommon for integrated systems implementation of this magnitude to affect service levels for weeks or even months following the initial implementation. Additionally, system deficiencies or shortcomings may be discovered when we utilize these new systems to perform our financial and accounting close processes for the first time.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
JetBlue Airways Corporation

We have audited the accompanying consolidated balance sheets of JetBlue Airways Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the JetBlue Airways Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JetBlue Airways Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), JetBlue Airways Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 5, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York
February 5, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
JetBlue Airways Corporation

We have audited JetBlue Airways Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). JetBlue Airways Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, JetBlue Airways Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of JetBlue Airways Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of JetBlue Airways Corporation and our report dated February 5, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York
February 5, 2010

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2009. Ernst & Young LLP has issued their report which is included elsewhere herein.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information relating to executive officers is set forth in Part I of this report following Item 4 under “Executive Officers of the Registrant.” The other information required by this Item will be included in and is incorporated herein by reference from our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be held on May 20, 2010 to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our 2009 fiscal year, or our Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in and is incorporated herein by reference from our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The table below provides information relating to our equity compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance as of December 31, 2009, as adjusted for stock splits:

Number of securities
remaining available
for future issuance
		Weighted-average	under equity
	Number of securities to	exercise price of	compensation plans
	be issued upon exercise	outstanding	(excluding securities
	of outstanding options,	options, warrants	reflected in first
Plan Category	warrants and rights	and rights	column)

Equity compensation plans approved by security holders	29,033,047	$11.96	51,358,780
Equity compensation plans not approved by security holders	—	—	—

Total	29,033,047	$11.96	51,358,780

The number of shares reserved for issuance under our Amended and Restated 2002 Stock Incentive Plan automatically increases in January of each year by 4% of the total number of shares of our common stock outstanding on the last trading day in December of the prior calendar year. See Note 7 to our consolidated financial statements for further information regarding the material features of the above plans.

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
Consolidated Balance Sheets—December 31, 2009 and December 31, 2008
Consolidated Statements of Operations—For the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows—For the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Stockholders’ Equity—For the years ended December 31, 2009, 2008 and 2007
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

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date: February 5, 2010	By:	/s/ DONALD DANIELS
Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID BARGER David Barger	President, Chief Executive Officer and Director (Principal Executive Officer)	February 5, 2010

/s/ EDWARD BARNES Edward Barnes	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 5, 2010

/s/ PETER BONEPARTH Peter Boneparth	Director	February 5, 2010

/s/ DAVID CHECKETTS David Checketts	Director	February 5, 2010

/s/ ROBERT CLANIN Robert Clanin	Director	February 5, 2010

/s/ KIM CLARK Kim Clark	Director	February 5, 2010

/s/ CHRISTOPH FRANZ Christoph Franz	Director	February 5, 2010

/s/ VIRGINIA GAMBALE Virginia Gambale	Director	February 5, 2010

/s/ STEPHAN GEMKOW Stephan Gemkow	Director	February 5, 2010

/s/ JOEL PETERSON Joel Peterson	Chairman of the Board	February 5, 2010

/s/ ANN RHOADES Ann Rhoades	Director	February 5, 2010

/s/ FRANK SICA Frank Sica	Vice Chairman of the Board	February 5, 2010

Exhibit Index

2.1	Membership Interest Purchase Agreement among Harris Corporation and Thales Avionics In-Flight Systems, LLC and In-Flight Liquidating, LLC and Glenn S. Latta and Jeffrey A. Frisco and Andreas de Greef and JetBlue Airways Corporation, dated as of September 9, 2002 relating to the interests in LiveTV, LLC—incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated September 27, 2002.

3.2(a)	Amended and Restated Certificate of Incorporation of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

3.3(e)	Fifth Amended and Restated Bylaws of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.6 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

3.3(f)	Fifth Amended and Restated Bylaws of JetBlue Airways Corporation (consolidated amendments as of November 12, 2009).

3.4	Certificate of Designation of Series A Participating Preferred Stock dated April 1, 2002—incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated July 10, 2003.

4.1	Specimen Stock Certificate—incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

4.2	Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

4.2(a)	Amendment No. 1, dated as of June 30, 2003, to Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3, filed on July 3, 2003, as amended on July 10, 2003 (File No. 333-106781).

4.2(b)	Amendment No. 2, dated as of October 6, 2003, to Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3, filed on October 7, 2003 (File No. 333-109546).

4.2(c)	Amendment No. 3, dated as of October 4, 2004, to Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K/A dated October 4, 2004.

4.2(d)	Amendment No. 4, dated as of June 22, 2006, to Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.19 to our Registration Statement on Form S-3 ARS, filed on June 30, 2006 (File No. 333-135545).

4.3	Registration Rights Agreement, dated as of July 15, 2003, among the Company and Morgan Stanley & Co. Incorporated, Raymond James & Associates, Inc. and Blaylock & Partners, L.P.—incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

4.4	Summary of Rights to Purchase Series A Participating Preferred Stock—incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

4.5	Stockholder Rights Agreement—incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.

4.5(a)	Amendment to the Stockholder Rights Agreement, dated as of January 17, 2008, by and between JetBlue Airways Corporation and Computershare Trust Company, N.A.—incorporated by reference to Exhibit 4.5(a) to our Current Report on Form 8-K dated January 23, 2008.

4.6	Indenture, dated as of July 15, 2003, between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee, relating to the Company’s 3 1/2% Convertible Notes due 2033—incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

4.7	Form of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Certificate Series 2004-1G-1-O—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 24, 2004.

4.7(a)	Form of Three-Month LIBOR plus 0.420% JetBlue Airways Pass Through Certificate Series 2004-1G-2-O—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated March 24, 2004.

4.7(b)	Form of Three-Month LIBOR plus 4.250% JetBlue Airways Pass Through Certificate Series 2004-1C-O—incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated March 24, 2004.

4.7(c)	Pass Through Trust Agreement, dated as of March 24, 2004, between JetBlue Airways Corporation and Wilmington Trust Company, as Pass Through Trustee, made with respect to the formation of JetBlue Airways Pass Through Trust, Series 2004-1G-1-O and the issuance of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Trust, Series 2004-1G-1-O, Pass Through Certificates—incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated March 24, 2004(1).

4.7(d)	Revolving Credit Agreement (2004-1G-1), dated as of March 24, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-1G-1 Pass Through Trust, as Borrower, and Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated March 24, 2004.

4.7(e)	Revolving Credit Agreement (2004-1G-2), dated as of March 24, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-1G-2 Pass Through Trust, as Borrower, and Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated March 24, 2004.

4.7(f)	Revolving Credit Agreement (2004-1C), dated as of March 24, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-1C Pass Through Trust, as Borrower, and Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated March 24, 2004.

4.7(g)	Deposit Agreement (Class G-1), dated as of March 24, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated March 24, 2004.

4.7(h)	Deposit Agreement (Class G-2), dated as of March 24, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K dated March 24, 2004.

4.7(i)	Deposit Agreement (Class C), dated as of March 24, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K dated March 24, 2004.

4.7(j)	Escrow and Paying Agent Agreement (Class G-1), dated as of March 24, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Credit Lyonnais Securities (USA) Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-1G-1-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated March 24, 2004.

4.7(k)	Escrow and Paying Agent Agreement (Class G-2), dated as of March 24, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Credit Lyonnais Securities (USA) Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-1G-2-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated March 24, 2004.

4.7(l)	Escrow and Paying Agent Agreement (Class C), dated as of March 24, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Credit Lyonnais Securities (USA) Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-1C-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.13 to our Current Report on Form 8-K dated March 24, 2004.

4.7(m)	ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1G-1-O—incorporated by reference to Exhibit 4.14 to our Current Report on Form 8-K dated March 24, 2004(2).

4.7(n)	Schedule to the ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1G-1-O—incorporated by reference to Exhibit 4.15 to our Current Report on Form 8-K dated March 24, 2004.

4.7(o)	Schedule to the ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services, Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1G-2-O—incorporated by reference to Exhibit 4.16 to our Current Report on Form 8-K dated March 24, 2004.

4.7(p)	Schedule to the ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services, Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1C-O—incorporated by reference to Exhibit 4.17 to our Current Report on Form 8-K dated March 24, 2004.

4.7(q)	Class G-1 Above Cap Liquidity Facility Confirmation, dated March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.18 to our Current Report on Form 8-K dated March 24, 2004.

4.7(r)	Class G-2 Above Cap Liquidity Facility Confirmation, dated March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.19 to our Current Report on Form 8-K dated March 24, 2004.

4.7(s)	Class C Above Cap Liquidity Facility Confirmation, dated March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.20 to our Current Report on Form 8-K dated March 24, 2004.

4.7(t)	Guarantee, dated March 24, 2004, of Morgan Stanley Capital Services Inc. with respect to the Class G-1 Above Cap Liquidity Facility—incorporated by reference to Exhibit 4.21 to our Current Report on Form 8-K dated March 24, 2004.

4.7(u)	Guarantee, dated March 24, 2004, of Morgan Stanley Capital Services Inc. with respect to the Class G-2 Above Cap Liquidity Facility—incorporated by reference to Exhibit 4.22 to our Current Report on Form 8-K dated March 24, 2004.

4.7(v)	Guarantee, dated March 24, 2004, of Morgan Stanley Capital Services Inc. with respect to the Class C Above Cap Liquidity Facility—incorporated by reference to Exhibit 4.23 to our Current Report on Form 8-K dated March 24, 2004.

4.7(w)	Insurance and Indemnity Agreement, dated as of March 24, 2004, among MBIA Insurance Corporation, as Policy Provider, JetBlue Airways Corporation and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.24 to our Current Report on Form 8-K dated March 24, 2004.

4.7(x)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated March 24, 2004, bearing Policy Number 43567(1) issued to Wilmington Trust Company, as Subordination Agent for the Class G-1 Certificates—incorporated by reference to Exhibit 4.25 to our Current Report on Form 8-K dated March 24, 2004.

4.7(y)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated March 24, 2004, bearing Policy Number 43567(2) issued to Wilmington Trust Company, as Subordination Agent for the Class G-2 Certificates—incorporated by reference to Exhibit 4.26 to our Current Report on Form 8-K dated March 24, 2004.

4.7(z)	Intercreditor Agreement, dated as of March 24, 2004, among Wilmington Trust Company, as Pass Through Trustee, Landesbank Hessen- Thüringen Girozentrale, as Primary Liquidity Provider, Morgan Stanley Capital Services, Inc., as Above-Cap Liquidity Provider, MBIA Insurance Corporation, as Policy Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.27 to our Current Report on Form 8-K dated March 24, 2004.

4.7(aa)	Note Purchase Agreement, dated as of March 24, 2004, among JetBlue Airways Corporation, Wilmington Trust Company, in its separate capacities as Pass Through Trustee, as Subordination Agent, as Escrow Agent and as Paying Agent—incorporated by reference to Exhibit 4.28 to our Current Report on Form 8-K dated March 24, 2004.

4.7(ab)	Form of Trust Indenture and Mortgage between JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, as Mortgagee—incorporated by reference to Exhibit 4.29 to our Current Report on Form 8-K dated March 24, 2004.

4.7(ac)	Form of Participation Agreement among JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, in its separate capacities as Mortgagee, as Pass Through Trustee and as Subordination Agent—incorporated by reference to Exhibit 4.30 to our Current Report on Form 8-K dated March 24, 2004.

4.8	Form of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Certificate Series 2004-2G-1-O, with attached form of Escrow Receipt—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 9, 2004.

4.8(a)	Form of Three-Month LIBOR plus 0.450% JetBlue Airways Pass Through Certificate Series 2004-2G-2-O, with attached form of Escrow Receipt—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated November 9, 2004.

4.8(b)	Form of Three-Month LIBOR plus 3.100% JetBlue Airways Pass Through Certificate Series 2004-2C-O, with attached form of Escrow Receipt—incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated November 9, 2004.

4.8(c)	Pass Through Trust Agreement, dated as of November 15, 2004, between JetBlue Airways Corporation and Wilmington Trust Company, as Pass Through Trustee, made with respect to the formation of JetBlue Airways Pass Through Trust, Series 2004-2G-1-O and the issuance of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Trust, Series 2004-2G-1-O, Pass Through Certificates—incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated November 9, 2004(3).

4.8(d)	Revolving Credit Agreement (2004-2G-1), dated as of November 15, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-2G-1 Pass Through Trust, as Borrower, and Landesbank Baden-Württemberg, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated November 9, 2004.

4.8(e)	Revolving Credit Agreement (2004-2G-2), dated as of November 15, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-2G-2 Pass Through Trust, as Borrower, and Landesbank Baden-Württemberg, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated November 9, 2004.

4.8(f)	Revolving Credit Agreement (2004-2C), dated as of November 15, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-2C Pass Through Trust, as Borrower, and Landesbank Baden-Württemberg, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated November 9, 2004.

4.8(g)	Deposit Agreement (Class G-1), dated as of November 15, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated November 9, 2004.

4.8(h)	Deposit Agreement (Class G-2), dated as of November 15, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K dated November 9, 2004.

4.8(i)	Deposit Agreement (Class C), dated as of November 15, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K dated November 9, 2004.

4.8(j)	Escrow and Paying Agent Agreement (Class G-1), dated as of November 15, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and J.P. Morgan Securities, Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-2G-2-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated November 9, 2004.

4.8(k)	Escrow and Paying Agent Agreement (Class G-2), dated as of November 15, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and J.P. Morgan Securities, Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-2G-2-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated November 9, 2004.

4.8(l)	Escrow and Paying Agent Agreement (Class C), dated as of November 15, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and J.P. Morgan Securities, Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-2C-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.13 to our Current Report on Form 8-K dated November 9, 2004.

4.8(m)	ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2G-1-O—incorporated by reference to Exhibit 4.14 to our Current Report on Form 8-K dated November 9, 2004(4).

4.8(n)	Schedule to the ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2G-1-O—incorporated by reference to Exhibit 4.15 to our Current Report on Form 8-K dated November 9, 2004.

4.8(o)	Schedule to the ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2G-2-O—incorporated by reference to Exhibit 4.16 to our Current Report on Form 8-K dated November 9, 2004.

4.8(p)	Schedule to the ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2C-O—incorporated by reference to Exhibit 4.17 to our Current Report on Form 8-K dated November 9, 2004.

4.8(q)	Class G-1 Above Cap Liquidity Facility Confirmation, dated November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.18 to our Current Report on Form 8-K dated November 9, 2004.

4.8(r)	Class G-2 Above Cap Liquidity Facility Confirmation, dated November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.19 to our Current Report on Form 8-K dated November 9, 2004.

4.8(s)	Class C Above Cap Liquidity Facility Confirmation, dated November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.20 to our Current Report on Form 8-K dated November 9, 2004.

4.8(t)	Insurance and Indemnity Agreement, dated as of November 15, 2004, among MBIA Insurance Corporation, as Policy Provider, JetBlue Airways Corporation and Wilmington Trust Company, as Subordination Agent and Trustee—incorporated by reference to Exhibit 4.21 to our Current Report on Form 8-K dated November 9, 2004.

4.8(u)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated November 15, 2004, bearing Policy Number 45243 issued to Wilmington Trust Company, as Subordination Agent for the Class G-1 Certificates—incorporated by reference to Exhibit 4.22 to our Current Report on Form 8-K dated November 9, 2004.

4.8(v)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated November 15, 2004, bearing Policy Number 45256 issued to Wilmington Trust Company, as Subordination Agent for the Class G-2 Certificates—incorporated by reference to Exhibit 4.23 to our Current Report on Form 8-K dated November 9, 2004.

4.8(w)	Intercreditor Agreement, dated as of November 15, 2004, among Wilmington Trust Company, as Pass Through Trustee, Landesbank Baden-Württemberg, as Primary Liquidity Provider, Citibank, N.A., as Above-Cap Liquidity Provider, MBIA Insurance Corporation, as Policy Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.24 to our Current Report on Form 8-K dated November 9, 2004.

4.8(x)	Note Purchase Agreement, dated as of November 15, 2004, among JetBlue Airways Corporation, Wilmington Trust Company, in its separate capacities as Pass Through Trustee, as Subordination Agent, as Escrow Agent and as Paying Agent—incorporated by reference to Exhibit 4.25 to our Current Report on Form 8-K dated November 9, 2004.

4.8(y)	Form of Trust Indenture and Mortgage between JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, as Mortgagee—incorporated by reference to Exhibit 4.26 to our Current Report on Form 8-K dated November 9, 2004.

4.8(z)	Form of Participation Agreement among JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, in its separate capacities as Mortgagee, as Pass Through Trustee and as Subordination Agent—incorporated by reference to Exhibit 4.27 to our Current Report on Form 8-K dated November 9, 2004.

4.9	Indenture, dated as of March 16, 2005, between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee, relating to the Company’s debt securities—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 10, 2005.

4.9(a)	First Supplemental Indenture to the Indenture filed as Exhibit 4.9 to this report, dated as of March 16, 2005, between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee, relating to the Company’s 3 3/4% Convertible Debentures due 2035—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated March 16, 2005.

4.9(b)	Second Supplemental Indenture to the Indenture filed as Exhibit 4.9 to this report, dated as of June 4, 2008, between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee, relating to the Company’s 5.5% Convertible Debentures due 2038—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 5, 2008.

4.9(c)	Third Supplemental Indenture to the Indenture filed as Exhibit 4.9 to this report, dated as of June 4, 2008, between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee, relating to the Company’s 5.5% Convertible Debentures due 2038—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated June 5, 2008.

4.10	Pass Through Trust Agreement, dated as of November 14, 2006, between JetBlue Airways Corporation and Wilmington Trust Company, as Pass Through Trustee, made with respect to the formation of JetBlue Airways (Spare Parts) G-1 Pass Through Trust, and the issuance of Three-Month LIBOR plus 0.230% JetBlue Airways (Spare Parts) G-1 Pass Through Certificate—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 14, 2006.

4.10(a)	Pass Through Trust Agreement, dated as of November 14, 2006, between JetBlue Airways Corporation and Wilmington Trust Company, as Pass Through Trustee, made with respect to the formation of JetBlue Airways (Spare Parts) B-1 Pass Through Trust, and the issuance of Three-Month LIBOR plus 2.875% JetBlue Airways (Spare Parts) B-1 Pass Through Certificate—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated November 14, 2006.

4.10(b)	Revolving Credit Agreement, dated as of November 14, 2006, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways (Spare Parts) G-1 Pass Through Trust, as Borrower, and Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated November 14, 2006.

4.10(c)	ISDA Master Agreement, dated as of November 14, 2006, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways (Spare Parts) G-1 Pass Through Trust—incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated November 14, 2006.

4.10(d)	Schedule to the ISDA Master Agreement, dated as of November 14, 2006, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways (Spare parts) G-1 Pass Through Trust—incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated November 14, 2006.

4.10(e)	Class G-1 Above Cap Liquidity Facility Confirmation, dated November 14, 2006, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated November 14, 2006.

4.10(f)	Insurance and Indemnity Agreement, dated as of November 14, 2006, among MBIA Insurance Corporation, as Policy Provider, JetBlue Airways Corporation and Wilmington Trust Company, as Subordination Agent and Trustee—incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated November 14, 2006.

4.10(g)	Guarantee, dated as of November 14, 2006, by Morgan Stanley, relating to the Above-Cap Liquidity Facility—incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated November 14, 2006.

4.10(h)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated November 14, 2006, bearing Policy Number 487110 issued to Wilmington Trust Company, as Subordination Agent for the Class G-1 Certificates—incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K dated November 14, 2006.

4.10(i)	Intercreditor Agreement, dated as of November 14, 2006, among Wilmington Trust Company, as Pass Through Trustee, Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider, Morgan Stanley Capital Services, Inc., as Above-Cap Liquidity Provider, MBIA Insurance Corporation, as Policy Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K dated November 14, 2006.

4.10(j)	Note Purchase Agreement, dated as of November 14, 2006, among JetBlue Airways Corporation, Wilmington Trust Company, in its separate capacities as Pass Through Trustee, as Subordination Agent and as Mortgagee—incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated November 14, 2006.

4.10(k)	Trust Indenture and Mortgage, dated November 14, 2006, between JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, as Mortgagee—incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated November 14, 2006.

4.10(l)	Collateral Maintenance Agreement, dated as of November 14, 2006, among, JetBlue Airways Corporation, MBIA Insurance Corporation, as Initial Policy Provider, Wilmington Trust Company, as Mortgagee, and Additional Policy Provider(s), if any, which may from time to time hereafter become parties—incorporated by reference to Exhibit 4.13 to our Current Report on Form 8-K dated November 14, 2006.

4.10(m)	Reference Agency Agreement, dated November 14, 2006, among JetBlue Airways Corporation, Wilmington Trust Company as Subordination Agent and Mortgagee and Reference Agent—incorporated by reference to Exhibit 4.14 to our Current Report on Form 8-K dated November 14, 2006.

4.10(n)	Form of JetBlue Airways (Spare Parts) G-1 Pass Through Certificate (included in Exhibit 4.10)—incorporated by reference to Exhibit 4.15 to our Current Report on Form 8-K dated November 14, 2006.

4.10(o)	Form of JetBlue Airways (Spare Parts) B-1 Pass Through Certificate (included in Exhibit 4.10(a))—incorporated by reference to Exhibit 4.16 to our Current Report on Form 8-K dated November 14, 2006.

4.10(p)	Form of JetBlue Airways (Spare Parts) G-1 Equipment Note—incorporated by reference to Exhibit 4.17 to our Current Report on Form 8-K dated November 14, 2006.

4.10(q)	Form of JetBlue Airways (Spare Parts) B-1 Equipment Note—incorporated by reference to Exhibit 4.18 to our Current Report on Form 8-K dated November 14, 2006.

4.11	Stock Purchase Agreement, dated as of December 13, 2007, between JetBlue Airways Corporation and Deutsche Lufthansa AG—incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated December 13, 2007.

4.11(a)	Amendment No. 1, dated as of January 22, 2008, to the Stock Purchase Agreement, dated as of December 13, 2007, between JetBlue Airways Corporation and Deutsche Lufthansa AG—incorporated by reference to Exhibit 4.11(a) to our Current Report on Form 8-K dated January 23, 2008.

4.12	Registration Rights Agreement, dated as of January 22, 2008, by and between JetBlue Airways Corporation and Deutsche Lufthansa AG—incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated January 23, 2008.

4.13	Supplement Agreement, dated as of May 27, 2008, between JetBlue Airways Corporation and Deutsche Lufthansa AG—incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated May 28, 2008.

4.14	Second Supplemental Indenture dated as of June 4, 2008 between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee—incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on June 5, 2008.

4.15	Third Supplemental Indenture dated as of June 4, 2008 between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee—incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on June 5, 2008.

4.16	Form of Global Debenture—5.50% Convertible Debenture due 2038 (Series A) (included as part of Exhibit 4.1)—incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on June 5, 2008.

4.17	Form of Global Debenture—5.50% Convertible Debenture due 2038 (Series B) (included as part of Exhibit 4.2)—incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed on June 5, 2008.

4.18	Fourth Supplemental Indenture dated as of June 9, 2009 between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee—incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on June 9, 2009.

4.19	Fifth Supplemental Indenture dated as of June 9, 2009 between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee—incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on June 9, 2009.

4.20	Form of Global Indenture—6.75% Convertible Debenture due 2039 (Series A)—incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on June 9, 2009.

4.21	Form of Global Indenture—6.75% Convertible Debenture due 2039 (Series B)—incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed on June 9, 2009.

10.1**	Airbus A320 Purchase Agreement dated as of April 20, 1999, between AVSA, S.A.R.L. and JetBlue Airways Corporation, including Amendments No. 1 through 11 and Letter Agreements No. 1 through No. 10—incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, as amended (File 333-82576).

10.1(a)**	Amendment No. 12 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated April 19, 2002—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.1(b)**	Amendment No. 13 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated November 22, 2002—incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.1(c)**	Amendment No. 14 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated December 18, 2002—incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.1(d)**	Amendment No. 15 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated February 10, 2003—incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.1(e)**	Amendment No. 16 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated April 23, 2003—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 30, 2003.

10.1(f)**	Amendment No. 17 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated October 1, 2003—incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2003.

10.1(g)**	Amendment No. 18 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated November 12, 2003—incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2003.

10.1(h)**	Amendment No. 19 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated June 4, 2004—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.1(i)**	Amendment No. 20 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated June 7, 2004—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.1(j)**	Amendment No. 21 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated November 19, 2004—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 19, 2004.

10.1(k)**	Amendment No. 22 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated February 17, 2005—incorporated by reference to Exhibit 10.22(b) to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.1(l)**	Amendment No. 23 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated March 31, 2005—incorporated by reference to Exhibit 10.22(b) to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.1(m)**	Amendment No. 24 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated July 21, 2005—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.1(n)**	Amendment No. 25 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated November 23, 2005—incorporated by reference to Exhibit 10.1(n) to our Annual Report on Form 10-K for the year ended December 31, 2005.

10.1(o)**	Amendment No. 26 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated February 27, 2006—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.1(p)**	Amendment No. 27 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated April 25, 2006—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.1(q)**	Amendment No. 28 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated July 6, 2006—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.1(r)**	Amendment No. 29 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated December 1, 2006—incorporated by reference to Exhibit 10.22(b) to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.1(s)**	Amendment No. 30 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated March 26, 2007—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.1(t)**	Amendment No. 31 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated January 21, 2008—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.1(u)**	Amendment No. 32 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated May 23, 2008—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.1(v)**	Amendment No. 33 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated July 1, 2009—incorporated by reference to Exhibit 10.1(v) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.2**	Letter Agreement, dated April 23, 2003, between AVSA, S.A.R.L. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated June 30, 2003.

10.3**	V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, including Side Letters No. 1 through No. 3 and No. 5 through No. 9—incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

10.3(a)**	Side Letter No. 10 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated April 25, 2002—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.3(b)**	Side Letter No. 11 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated February 10, 2003—incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.3(c)**	Side Letter No. 12 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated March 24, 2003—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.3(d)**	Side Letter No. 13 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated April 23, 2003—incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated June 30, 2003.

10.3(e)**	Side Letter No. 14 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated October 3, 2003—incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2003.

10.3(f)**	Side Letter No. 15 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated November 10, 2003—incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2003.

10.3(g)**	Side Letter No. 16 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated February 20, 2004—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.3(h)**	Side Letter No. 17 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated June 11, 2004—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.3(i)**	Side Letter No. 18 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated November 19, 2004—incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 19, 2004.

10.3(j)**	Side Letter No. 19 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated July 21, 2005—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.3(k)**	Side Letter No. 20 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated July 6, 2006—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.3(l)**	Side Letter No. 21 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated January 30, 2007—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.3(m)**	Side Letter No. 22 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated March 27, 2007—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.3(n)**	Side Letter No. 23 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated December 18, 2007—incorporated by reference to Exhibit 10.3(n) to our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.

10.3(o)**	Side Letter No. 24 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated April 2, 2008—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.3(p)**	Side Letter No. 25 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated May 27, 2008—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.3(q)**	Side Letter No. 26 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated January 27, 2009—incorporated by reference to Exhibit 10.39 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10.3(r)**	Side Letter No. 27 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated June 5, 2009—incorporated by reference to Exhibit 10.3R to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

10.4**	Amendment and Restated Agreement between JetBlue Airways Corporation and LiveTV, LLC, dated as of December 17, 2001, including Amendments No. 1, No. 2 and 3—incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

10.5**	GDL Patent License Agreement between Harris Corporation and LiveTV, LLC, dated as of September 2, 2002—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for quarter ended September 30, 2002.

10.10*	Agreement between John Owen and JetBlue Airways Corporation, dated March 6, 2007—incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2007.

10.11*	1999 Stock Option/Stock Issuance Plan—incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

10.12*	Amended and Restated Crewmember Stock Purchase Plan, dated April 2, 2007—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.13*	2002 Crewmember Stock Purchase Plan—incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

10.14*	JetBlue Airways Corporation 401(k) Retirement Plan, amended and restated as of January 1, 2009.

10.15	Form of Director/Officer Indemnification Agreement—incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1, as amended (File No. 333-82576) and referenced as Exhibit 10.19 in our Current Report on Form 8-K dated February 12, 2008.

10.16	Form of Letter Agreement between JetBlue Airways Corporation, the Weston Presidio Funds and Quantum Industrial Partners LDC—incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

10.17**	EMBRAER-190 Purchase Agreement DCT-025/2003, dated June 9, 2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation— incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated June 30, 2003.

10.17(a)**	Amendment No. 1 to Purchase Agreement DCT-025/2003, dated as of July 8, 2005, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.17(b)**	Amendment No. 2 to Purchase Agreement DCT-025/2003, dated as of January 5, 2006, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.22(b) to our Annual Report on Form 10-K for the year ended December 31, 2005.

10.17(c)**	Amendment No. 3 to Purchase Agreement DCT-025/2003, dated as of December 4, 2006, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.21( c) to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.17(d)**	Amendment No. 4 to Purchase Agreement DCT-025/2003, dated as of October 17, 2007, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.17(d) to our Annual Report on Form 10-K for the year ended December 31, 2007.

10.17(e)**	Amendment No. 5 to Purchase Agreement DCT-025/2003, dated as of July 18, 2008, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.17(f)**	Amendment No. 6 to Purchase Agreement DCT-025/2003, dated as of February 17, 2009, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.17(f) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10.17(g)***	Amendment No. 7 to Purchase Agreement DCT-025/2003, dated as of December 14, 2009, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation.

10.18**	Letter Agreement DCT-026/2003, dated June 9, 2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated June 30, 2003.

10.18(a)**	Amendment No. 1, dated as of July 8, 2005, to Letter Agreement DCT-026/2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.18(b)**	Amendment No. 2, dated as of January 5, 2006, to Letter Agreement DCT-026/2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.22(b) to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.18(c)**	Amendment No. 3, dated as of December 4, 2006, to Letter Agreement DCT-026/2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.22( c) to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.18(d)**	Amendment No. 4, dated as of October 17, 2007, to Letter Agreement DCT-026/2003, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.18(d) to our Annual Report on Form 10-K for the year ended December 31, 2007.

10.18(e)**	Amendment No. 5 to Letter Agreement DCT-026/2003, dated as of March 6, 2008, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.18(f)**	Amendment No. 6 to Letter Agreement DCT-026/2003, dated as of July 18, 2008, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.18(g)**	Amendment No. 7 to Letter Agreement DCT-026/2003, dated as of February 17, 2009, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.18(g) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10.18(h)***	Amendment No. 8 to Letter Agreement DCT-026/2003, dated as of December 14, 2009, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation.

10.19	Agreement of Lease (Port Authority Lease No. AYD-265), dated as of November 1, 2002, between The Port Authority of New York and New Jersey and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 24, 2004.

10.20	Agreement of Lease (Port Authority Lease No. AYD-350), dated November 22, 2005, between The Port Authority of New York and New Jersey and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 2005.

10.21*	Amended and Restated 2002 Stock Incentive Plan, dated November 7, 2007, and form of award agreement.

10.22*	JetBlue Airways Corporation Executive Change in Control Severance Plan, dated as of June 28, 2007—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated June 28, 2007.

10.23*	Employment Agreement, dated February 11, 2008, between JetBlue Airways Corporation and David Barger—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.23(a)*	Amendment to Employment Agreement, dated July 8, 2009, between JetBlue Airways Corporation and David Barger.

10.24*	Employment Agreement, dated February 11, 2008, between JetBlue Airways Corporation and Russell Chew—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.24(a)*	Agreement and General Release, dated November 10, 2009, between JetBlue Airways Corporation and Russell Chew.

10.25	Share Lending Agreement, dated as of May 29, 2008 between JetBlue Airways Corporation and Morgan Stanley Capital Services, Inc.—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 30, 2008.

10.26	Pledge and Escrow Agreement (Series A Debentures) dated as of June 4, 2008 among JetBlue Airways Corporation, Wilmington Trust Company, as Trustee, and Wilmington Trust Company, as Escrow Agent—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 5, 2008.

10.27	Pledge and Escrow Agreement (Series B Debentures) dated as of June 4, 2008 among JetBlue Airways Corporation, Wilmington Trust Company, as Trustee, and Wilmington Trust Company, as Escrow Agent—incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 5, 2008.

10.29	Option Letter Agreement, dated as of June 3, 2009, between JetBlue Airways Corporation and Deutsche Lufthansa AG—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 4, 2009.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries.

23	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32	Section 1350 Certifications.

99.2	Letter of Approval from the City of Long Beach Department of Public Works, dated May 22, 2001, approving City Council Resolution C-27843 regarding Flight Slot Allocation at Long Beach Municipal Airport—incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

*	Compensatory plans in which the directors and executive officers of JetBlue participate.

**	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with and approved by the Commission.

***	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the Commission

(1)	Documents substantially identical in all material respects to the document filed as Exhibit 4.4 to our Current Report on Form 8-K dated March 24, 2004 (which exhibit relates to formation of JetBlue Airways Pass Through Trust, Series 2004-1G-1-O and the issuance of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Trust, Series 2004-1G-1-O, Pass Through Certificates) have been entered into with respect to formation of each of JetBlue Airways Pass Through Trusts, Series 2004-1G-2-O and Series 2004-1C-O and the issuance of each of Three-Month LIBOR plus 0.420% JetBlue Airways Pass Through Trust, Series 2004-1G-2-O and Three-Month LIBOR plus 4.250% JetBlue Airways Pass Through Trust, Series 2004-1C-O. Pursuant to Instruction 2 of Item 601 of Regulation S-K, Exhibit 99.1, incorporated by reference to our Current Report on Form 8-K dated March 24, 2004, sets forth the terms by which such substantially identical documents differ from Exhibit 4.7(c).

(2)	Documents substantially identical in all material respects to the document filed as Exhibit 4.14 our Current Report on Form 8-K dated March 24, 2004 (which exhibit relates to an above-cap liquidity facility provided on behalf of the JetBlue Airways Corporation Pass Through Trust 2004-1G-1-O) have been entered into with respect to the above-cap liquidity facilities provided on behalf of the JetBlue Airways Corporation Pass Through Trust 2004-1G-2-O and the JetBlue Airways Corporation Pass Through Trust 2004-1C-O. Pursuant to Instruction 2 of Item 601 of Regulation S-K, Exhibit 99.2, incorporated by reference to our Current Report on Form 8-K dated March 24, 2004, sets forth the terms by which such substantially identical documents differ from Exhibit 4.7(m).

(3)	Documents substantially identical in all material respects to the document filed as Exhibit 4.4 to our Current Report on Form 8-K dated November 9, 2004 (which exhibit relates to formation of JetBlue Airways Pass Through Trust, Series 2004-2G-1-O and the issuance of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Trust, Series 2004-2G-1-O, Pass Through Certificates) have been entered into with respect to formation of each of the JetBlue Airways Pass Through Trusts, Series 2004-2G-2-O and Series 2004-2C-O and the issuance of each of Three-Month LIBOR plus 0.450% JetBlue Airways Pass Through Trust, Series 2004-2G-2-O and Three-Month LIBOR plus 3.100% JetBlue Airways Pass Through Trust, Series 2004-2C-O. Pursuant to Instruction 2 of Item 601 of Regulation S-K, Exhibit 99.1, incorporated by reference to our Current Report on Form 8-K dated November 9, 2004, sets forth the terms by which such substantially identical documents differ from Exhibit 4.8(c).

(4)	Documents substantially identical in all material respects to the document filed as Exhibit 4.14 to our Current Report on Form 8-K dated November 9, 2004 (which exhibit relates to an above-cap liquidity facility provided on behalf of the JetBlue Airways Corporation Pass Through Trust 2004-2G-1-O) have been entered into with respect to the above-cap liquidity facilities provided on behalf of the JetBlue Airways Corporation Pass Through Trust 2004-2G-2-O and the JetBlue Airways Corporation Pass Through Trust 2004-2C-O. Pursuant to Instruction 2 of Item 601 of Regulation S-K, Exhibit 99.2, incorporated by reference to our Current Report on Form 8-K dated November 9, 2004, sets forth the terms by which such substantially identical documents differ from Exhibit 4.8(m).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JetBlue Airways Corporation

We have audited the consolidated financial statements of JetBlue Airways Corporation as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and have issued our report thereon dated February 5, 2010 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(2) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York
February 5, 2010

S-1

JetBlue Airways Corporation
Schedule II—Valuation and Qualifying Accounts
(in thousands)

		Additions
	Balance at	Charged to	Charged to
	beginning of	Costs and	Other				Balance at end
Description	period	Expenses	Accounts		Deductions		of period

Year Ended December 31, 2009
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$5,155	$2,099	$—		$1,594	(1)	$5,660
Allowance for obsolete inventory parts	4,184	830	—		1,641	(3)	3,373
Valuation allowance for deferred tax assets	25,579				948		24,631
Year Ended December 31, 2008
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$2,237	$6,090	$—		$3,172	(1)	$5,155
Allowance for obsolete inventory parts	2,358	1,826	—				4,184
Valuation allowance for deferred tax assets	3,078	22,501					25,579
Year Ended December 31, 2007
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,608	$1,659	$—		$1,030	(1)	$2,237
Allowance for obsolete inventory parts	1,667	691	—		—		2,358
Valuation allowance for deferred tax assets	2,796	259	23	(2)			3,078

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Attributable to deferred tax assets, the benefit of which was recorded to equity.

(3)	Inventory scrapped.

S-2