Form 10-Q
period 2010-03-31
JETBLUE AIRWAYS CORP
filed 2010-05-03
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of March 31, 2010, there were 292,537,704 shares outstanding of the registrant’s common stock, par value $.01.

JetBlue Airways Corporation
FORM 10-Q
INDEX

Page #'s
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets — March 31, 2010 and December 31, 2009	3
Consolidated Statements of Operations — Three Months Ended March 31, 2010 and 2009	5
Condensed Consolidated Statements of Cash Flows — Three Months Ended March 31, 2010 and 2009	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 6. Exhibits	29
EX-10.1.W
EX-10.14
EX-10.17.H
EX-10.18.I
EX-12.1
EX-31.1
EX-31.2
EX-32

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 31,	December 31,
	2010	2009
	(unaudited)	(as adjusted, Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$829	$896
Investment securities	234	240
Receivables, less allowance	91	81
Restricted cash	9	13
Prepaid expenses and other	272	308

Total current assets	1,435	1,538

PROPERTY AND EQUIPMENT
Flight equipment	4,180	4,170
Predelivery deposits for flight equipment	144	139

	4,324	4,309
Less accumulated depreciation	574	540

	3,750	3,769

Other property and equipment	518	515
Less accumulated depreciation	176	169

	342	346

Assets constructed for others	551	549
Less accumulated depreciation	32	26

	519	523

Total property and equipment	4,611	4,638
OTHER ASSETS
Investment securities	74	6
Restricted cash	62	64
Other	331	311

Total other assets	467	381

TOTAL ASSETS	$6,513	$6,557

See accompanying notes to condensed consolidated financial statements

	March 31,	December 31,
	2010	2009
	(unaudited)	(as adjusted, Note 1)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$125	$93
Air traffic liability	557	455
Accrued salaries, wages and benefits	106	121
Other accrued liabilities	147	116
Current maturities of long-term debt and capital leases	237	384

Total current liabilities	1,172	1,169

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	2,882	2,920

CONSTRUCTION OBLIGATION	528	529

DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	259	260
Other	138	138

	397	398

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 500,000,000 shares authorized, 319,810,297 and 318,592,283 shares issued and 292,537,704 and 291,490,758 outstanding in 2010 and 2009, respectively	3	3
Treasury stock, at cost; 27,515,491 and 27,102,136 shares in 2010 and 2009, respectively	(4)	(2)
Additional paid-in capital	1,426	1,422
Retained earnings	116	117
Accumulated other comprehensive income (loss)	(7)	1

Total stockholders’ equity	1,534	1,541

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,513	$6,557

See accompanying notes to condensed consolidated financial statements

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009
		(as adjusted, Note 1)
OPERATING REVENUES
Passenger	$785	$706
Other	85	87

Total operating revenues	870	793

OPERATING EXPENSES
Aircraft fuel and related taxes	254	222
Salaries, wages and benefits	219	185
Landing fees and other rents	54	50
Depreciation and amortization	57	55
Aircraft rent	31	32
Sales and marketing	40	37
Maintenance materials and repairs	39	37
Other operating expenses	134	102

Total operating expenses	828	720

OPERATING INCOME	42	73

OTHER INCOME (EXPENSE)
Interest expense	(47)	(49)
Capitalized interest	1	2
Interest income and other	2	(6)

Total other income (expense)	(44)	(53)

INCOME (LOSS) BEFORE INCOME TAXES	(2)	20

Income tax expense (benefit)	(1)	8

NET INCOME (LOSS)	$(1)	$12

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.01)	$0.05

Diluted	$(0.01)	$0.05

See accompanying notes to condensed consolidated financial statements

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three months ended
	March 31,
	2010	2009
		(as adjusted, Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1)	$12
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(1)	8
Depreciation	48	44
Amortization	11	12
Stock-based compensation	4	4
Collateral returned for derivative instruments	—	56
Changes in certain operating assets and liabilities	159	11
Other, net	9	(23)

Net cash provided by operating activities	229	124

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(40)	(207)
Predelivery deposits for flight equipment	(5)	(7)
Proceeds from the sale of flight equipment	—	58
Assets constructed for others	(5)	(15)
Sale of auction rate securities	12	29
Purchase of available-for-sale securities	(30)	—
Sale of available-for-sale securities	145	—
Purchase of held-to-maturity investments	(217)	—
Proceeds from the maturities of held-to-maturity investments	28	—
Other, net	—	(4)

Net cash provided by (used in) investing activities	(112)	(146)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	1	—
Issuance of long-term debt	—	149
Short-term borrowings and lines of credit	20	10
Construction obligation	4	15
Repayment of long-term debt and capital lease obligations	(194)	(32)
Repayment of short-term borrowings and lines of credit	(13)	(48)
Other, net	(2)	1

Net cash provided by (used in) financing activities	(184)	95

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(67)	73

Cash and cash equivalents at beginning of period	896	561

Cash and cash equivalents at end of period	$829	$634

See accompanying notes to condensed consolidated financial statements

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
Note 1 – Summary of Significant Accounting Policies
     Basis of Presentation: Our condensed consolidated financial statements include the accounts of JetBlue Airways Corporation and our subsidiaries, collectively “we” or the “Company”, with all intercompany transactions and balances having been eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with our 2009 audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, or our 2009 Form 10-K.
     These condensed consolidated financial statements are unaudited and have been prepared by us following the rules and regulations of the Securities and Exchange Commission, or the SEC, and, in our opinion, reflect all adjustments including normal recurring items which are necessary to present fairly the results for interim periods. We have evaluated for subsequent events through our filing of this Form 10-Q. Our revenues are recorded net of excise and other related taxes in our condensed consolidated statements of operations.
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
     Loyalty Program: During the three months ended March 31, 2010, we recognized approximately $4 million of other revenue related to the minimum point sales guarantee associated with our co-branded credit card, leaving $12 million deferred and included in our air traffic liability.
     New Accounting Pronouncements: Effective January 1, 2010, we adopted the guidance for Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance, under the debt topic of the Financial Accounting Standard Board’s Codification, or Codification, which changes the accounting for equity share lending arrangements on an entity’s own shares when executed in contemplation of a convertible debt offering. This new guidance requires share lending arrangements be measured at fair value and recognized as an issuance cost. These issuance costs should then be amortized and recognized as interest expense over the life of the financing arrangement. Shares loaned under these arrangements should be excluded from computation of earnings per share. Retrospective application is required for all arrangements outstanding as of the beginning of the fiscal year. As described more fully in our 2009 Form 10-K, we lent 44.9 million shares of our common stock in conjunction with our 2008 $201 million convertible debt issuance, which is subject to this new guidance. Our share lending agreement requires that the shares borrowed be returned upon the maturity of the related debt, October 2038, or if earlier, when the debentures are no longer outstanding.
     We determined the fair value of the share lending arrangement was approximately $5 million at the date of the issuance based on the value of the estimated fees the shares loaned would have generated over the term of the share lending arrangement. We have retrospectively applied this change in accounting to affected accounts for all periods presented. The $5 million fair value was recognized as a debt issuance cost and is being amortized to interest expense through the earliest put date of the related debt, October 2013 and October 2015 for Series A and Series B, respectively. For 2008, adoption of this new accounting treatment resulted in approximately $2 million of additional interest expense, an increase in net loss of approximately $1 million and had no impact on earnings (loss) per share. For 2009, this adoption resulted in an insignificant increase in interest expense and had no overall impact on net income or earnings per share. As of March 31, 2010, approximately $2 million of net debt issuance costs remain outstanding related to the share lending arrangement and will continue to be amortized through the earliest put date of the related debt. We estimate that the $2 million value of the shares remaining outstanding under the share lending arrangement approximates their fair value as of March 31, 2010.
     Effective January 1, 2010, we adopted the latest provisions in the Codification related to the accounting for an entity’s involvement with variable interest entities, or VIEs. Under these rules, the quantitative based method of determining if the entity is the primary beneficiary is replaced with the entity’s assessment on an ongoing basis of which entity has the power to direct activities of the VIE and the obligation to absorb the losses or the right to receive the benefits from the VIE. Adoption of these new rules had no impact on our consolidated financial statements.
     In September 2009, the EITF reached final consensus on updates to the Codification’s Revenue Recognition rules, which changes the accounting for certain revenue arrangements. The new requirements change the allocation methods used in determining how to account for multiple element arrangements and will result in the ability to separately account for more deliverables, and potentially less revenue deferrals. Additionally, this new accounting treatment will require enhanced disclosures in financial statements. The new rule is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010 on a prospective basis, with early application permitted. We are currently evaluating the impact this will have on our financial statements.
Note 2 – Stock-Based Compensation
     During the three months ended March 31, 2010, we granted approximately 1.9 million restricted stock units under our Amended and Restated 2002 Stock Incentive Plan, at a weighted average grant date fair value of $5.26 per share. We issued approximately 1.1 million shares of our common stock in connection with the vesting of restricted stock units during the three months ended March 31, 2010. At March 31, 2010, 4.1 million restricted stock units were unvested with a weighted average grant date fair value of $5.16 per share.
Note 3 – Long-term Debt, Short-term Borrowings, and Capital Lease Obligations
$250 million 3.75% Convertible Debentures due 2035
     In March 2010 on the first repurchase date, holders of the $156 million outstanding of our 3.75% convertible debentures due 2035 required us to repurchase approximately $155 million aggregate principal amount of debentures at par, plus accrued interest.
UBS Line of Credit
     In March 2010, our line of credit with UBS Securities LLC and UBS Financial Services Inc, or UBS, was increased to $63 million. This line of credit is secured by approximately $72 million in par value of our auction rate securities, or ARS, being held by UBS and extends through at least June 30, 2010 or when the underlying ARS are sold. As of March 31, 2010, the entire amount available through this line of credit was drawn.
Other Indebtedness
     Aircraft, engines, predelivery deposits and other equipment and facilities having a net book value of $3.59 billion at March 31, 2010 were pledged as security under various loan agreements.
     Principal payments on our outstanding debt and capital leases for the three months ended March 31, 2010 totaled $205 million. At March 31, 2010, the weighted average interest rate of all of our long-term debt was 4.3% and scheduled maturities were $198 million for the remainder of 2010, $175 million in 2011, $176 million in 2012, $375 million in 2013, $594 million in 2014 and $1.60 billion thereafter.

     The carrying amounts and estimated fair values of our long-term debt at March 31, 2010 were as follows (in millions):

	Carrying	Estimated Fair
	Value	Value
Public Debt
Floating rate enhanced equipment notes
Class G-1, due through 2016	$256	$215
Class G-2, due 2014 and 2016	373	295
Class B-1, due 2014	49	41
Fixed rate special facility bonds, due through 2036	84	73
6 3/4% convertible debentures due in 2039	201	281
5 1/2% convertible debentures due in 2038	123	177
Other	2	2

Non-Public Debt
Floating rate equipment notes, due through 2020	684	606
Fixed rate equipment notes, due through 2024	1,148	1,025

Total	$2,920	$2,715

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
Note 4 – Comprehensive Income / (Loss)
     Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting. The differences between net income (loss) and comprehensive income (loss) for each of these periods are as follows (dollars are in millions):

	Three Months Ended
	March 31,
	2010	2009
Net income (loss)	$(1)	$12

Gain (loss) on derivative instruments (net of ($5) and $19 of taxes)	(8)	29

Total other comprehensive income (loss)	(8)	29

Comprehensive income (loss)	$(9)	$41

     A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes, for the three months ended March 31, 2010 is as follows (in millions):

	Aircraft Fuel	Interest Rate
	Derivatives	Swaps	Total
Beginning accumulated gains (losses), at December 31, 2009	$7	$(6)	$1
Reclassifications into earnings	(1)	1	—
Change in fair value	(4)	(4)	(8)

Ending accumulated gains (losses), at March 31, 2010	$2	$(9)	$(7)

Note 5 – Earnings (Loss) Per Share
     The following table shows how we computed basic and diluted earnings (loss) per common share (dollars in millions; share data in thousands):

	Three Months Ended
	March 31,
	2010	2009
Numerator:
Net income (loss)	$(1)	$12
Effect of dilutive securities:
Interest on convertible debt, net of income taxes	—	1

Net income (loss) applicable to common stockholders after assumed conversion for diluted earnings per share	$(1)	$13

Denominator:
Weighted average shares outstanding for basic earnings (loss) per share	274,053	244,394
Effect of dilutive securities:
Employee stock options	—	2,732
Convertible debt	—	27,428

Adjusted weighted average shares outstanding and assumed conversions for diluted earnings (loss) per share	274,053	274,554

Shares excluded from EPS calculation (in millions):
Shares issuable upon conversion of our convertible debt since assumed conversion would be antidilutive	68.7	10.4
Shares issuable upon exercise of outstanding stock options or vesting of restricted stock units since assumed exercise would be antidilutive	29.0	26.3
     As of March 31, 2010, a total of approximately 18.0 million shares of our common stock, which were lent to our share borrower pursuant to the terms of our share lending agreement, in which we initially loaned 44.9 million shares of our common stock in conjunction with our 2008 $201 million convertible debt issuance, as described more fully in Note 2 to our 2009 Form 10-K, were issued and outstanding for corporate law purposes, and holders of the borrowed shares have all the rights of a holder of our common stock. However, because the share borrower must return all borrowed shares to us (or identical shares or, in certain circumstances of default by the counterparty, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings (loss) per share.
Note 6 – Employee Retirement Plan
     We sponsor a retirement savings 401(k) defined contribution plan, or the Plan, a component of which is a profit sharing plan. All employees are eligible to participate in the Plan. Our contributions expensed for the Plan for the three months ended March 31, 2010 and 2009 were $14 million and $12 million, respectively.
Note 7 – Commitments and Contingencies
     In February 2010, we amended our Airbus A320 purchase agreement, deferring six aircraft previously scheduled for delivery in 2011 and 2012 to 2015. This amendment had the effect of reducing our 2010 capital expenditures by $40 million in related predelivery deposits, which will be required to be made in future periods.

     As of March 31, 2010, our firm aircraft orders consisted of 55 Airbus A320 aircraft, 60 EMBRAER 190 aircraft and 18 spare engines scheduled for delivery through 2018. Committed expenditures for these aircraft, including the related flight equipment and estimated amounts for contractual price escalations and predelivery deposits, will be approximately $190 million for the remainder of 2010, $420 million in 2011, $710 million in 2012, $810 million in 2013, $760 million in 2014 and $1.64 billion thereafter.
     In addition to our purchase commitments above, in April 2010, we signed a letter of intent to lease seven used Airbus A320 aircraft from a third party, which are scheduled to be delivered later in 2010. We expect to execute operating leases for these seven aircraft, the terms of which are still being negotiated.
     As of March 31, 2010, we had approximately $30 million of restricted assets pledged under standby letters of credit related to certain of our leases which will expire at the end of the related lease terms. Additionally, we had $20 million pledged related to our workers compensation insurance policies and other business partner agreements, which will expire according to the terms of the related policies or agreements.
     In March 2010, we announced that we will be combining our Darien, CT and Forest Hills, NY corporate offices and relocating to a new corporate headquarters in Long Island City, NY. As of March 31, 2010, we do not have any material commitments related to this future relocation, which is preliminarily scheduled to commence beginning in 2011.
Note 8 –Financial Derivative Instruments and Risk Management
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
     Aircraft fuel derivatives: We attempt to obtain cash flow hedge accounting treatment for each aircraft fuel derivative that we enter into. This treatment is provided for under the Derivatives and Hedging topic of the Codification, which allows for gains and losses on the effective portion of qualifying hedges to be deferred until the underlying planned jet fuel consumption occurs, rather than recognizing the gains and losses on these instruments into earnings for each period that they are outstanding. The effective portion of realized aircraft fuel hedging derivative gains and losses is recognized in fuel expense, while ineffective gains and losses are recognized in interest income and other. All cash flows related to our fuel hedging derivatives are classified as operating cash flows.
     Ineffectiveness results when the change in the total fair value of the derivative instrument does not exactly equal the change in the value of our expected future cash outlays for the purchase of aircraft fuel. To the extent that the periodic changes in the fair value of the hedging instruments are not effectively hedged, the ineffectiveness is recognized in other income (expense) immediately. Likewise, if a hedge does not qualify for hedge accounting, the periodic changes in its fair values are recognized in other income (expense) in the period of the change. When aircraft fuel is consumed and the related derivative contract settles, any gain or loss previously deferred in other comprehensive income is recognized in aircraft fuel expense.
     Our current approach to fuel hedging is to enter into hedges solely on a discretionary basis without a targeted hedge percentage of expected fuel needs in order to mitigate the liquidity issues and cap fuel prices, when possible.
     The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of March 31, 2010, related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

	Crude oil		Jet fuel
	cap	Heating	swap
	agreements	oil collars	agreements	Total
Second Quarter 2010	18%	5%	19%	42%

Third Quarter 2010	18%	14%	4%	36%

Fourth Quarter 2010	18%	14%	5%	37%

First Quarter 2011	12%	—	—	12%

Second Quarter 2011	9%	—	—	9%

Third Quarter 2011	5%	—	—	5%
     In April 2010, we sold some of our outstanding crude oil cap agreements scheduled to settle in the third and fourth quarter of 2010 back to the original counterparties. We simultaneously entered into jet fuel swap agreements for the same quantity and duration, and as a result maintained the same level of overall hedge positions for the third and fourth quarter of 2010. Additionally, in April 2010, we purchased additional crude oil cap agreements covering another 3% of our projected fuel consumption in each of the first two quarters and another 2% in the third quarter of 2011.
     During 2009 and the three months ended March 31, 2010, we also entered into basis swaps and certain jet fuel swap agreements, which we have not designated as cash flow hedges for accounting purposes and as a result we mark to market in earnings each period based on their current fair value.
     Interest rate swaps: The interest rate hedges we had outstanding as of March 31, 2010 effectively swap floating rate for fixed rate, taking advantage of lower borrowing rates in existence since our original debt instruments were executed. As of March 31, 2010, we had $394 million in notional debt outstanding related to these swaps, which cover certain interest payments through August 2016. The notional amount decreases over time to match scheduled repayments of the related debt.
     All of our outstanding interest rate swap contracts qualify as cash flow hedges in accordance with the Derivatives and Hedging topic of the Codification. Since all of the critical terms of our swap agreements match the debt to which they pertain, there was no ineffectiveness relating to these interest rate swaps in 2010 or 2009, and all related unrealized losses were deferred in accumulated other comprehensive income. We recognized approximately $2 million and $1 million in additional interest expense as the related interest payments were made during the three months ended March 31, 2010 and 2009, respectively.
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

     The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts. Our policy is to offset the liabilities represented by these contracts with any cash collateral paid to the counterparties. We did not have any collateral posted related to our outstanding fuel hedge contracts at March 31, 2010 or December 31, 2009. The table below reflects a summary of our collateral balances (in millions).

	As of
	March 31,	December 31,
	2010	2009
Interest rate derivatives
Cash collateral posted to counterparty offsetting hedge liability in other current liabilities	$17	$17
     The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements. The fair value of those contracts not designated as cash flow hedges was not material at either March 31, 2010 or December 31, 2009 (dollar amounts in millions).

	As of
	March 31,	December 31,
	2010	2009
Fuel derivatives
Asset fair value recorded in prepaid expenses and other	$18	$25
Asset fair value recorded in other long term assets	3	3
Longest remaining term (months)	18	18
Hedged volume (barrels, in thousands)	4,215	5,070
Estimated amount of existing gains (losses) expected to be reclassified into earnings in the next 12 months	4	12

Interest rate derivatives
Liability fair value recorded in other long term liabilities (1)	15	10
Estimated amount of existing gains (losses) expected to be reclassified into earnings in the next 12 months	(8)	(8)

	Three Months Ended
	March 31,
	2010	2009
Fuel derivatives
Hedge effectiveness gains (losses) recognized in aircraft fuel expense	$2	$(56)
Hedge ineffectiveness gains (losses) recognized in other income (expense)	—	—
Gains (losses) of derivatives not qualifying for hedge accounting recognized in other income (expense)	—	—
Hedge gains (losses) of derivatives recognized in comprehensive income, (see Note 4)	(7)	(3)
Percentage of actual consumption economically hedged	65%	9%

Interest rate derivatives
Hedge gains (losses) of derivatives recognized in comprehensive income, (see Note 4)	(5)	(5)

(1)	Gross liability, prior to impact of collateral posted
Note 9 –Fair Value of Financial Instruments
     Under the Fair Value Measurements and Disclosures topic of the Codification, disclosures are required about how fair value is determined for assets and liabilities and a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:
Level 1	quoted prices in active markets for identical assets or liabilities;

Level 2	quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3	unobservable inputs, such as discounted cash flow models or valuations.
     The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2010 (in millions).

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$585	$—	$—	$585
Restricted cash	66	—	—	66
Investment Securities
Auction rate securities (ARS)	—	—	63	63
Available-for-sale securities	35	—	—	35
Held-to-maturity bonds	210	—	—	210
Put option related to ARS	—	—	9	9
Aircraft fuel derivatives	—	21	—	21

	$896	$21	$72	$989

Liabilities
Interest rate swap	$—	$—	$15	$15

	$—	$—	$15	$15

     Refer to Note 3 for fair value information related to our outstanding debt obligations as of March 31, 2010. The following tables reflect the activity for the major classes of our assets and liabilities measured at fair value using level 3 inputs (in millions) for the three months ended March 31, 2010:

	Auction Rate	Put Option related
	Securities	to ARS	Interest Rate Swaps	Total
Balance as of December 31, 2009	$74	$11	$(10)	$75
Transfers in	—	—	—	—
Total gains or (losses), realized or unrealized
Included in earnings	1	(1)	(2)	(2)
Included in comprehensive income	—	—	(3)	(3)
Purchases, issuances and settlements, net	(12)	(1)	—	(13)

Balance as of March 31, 2010	$63	$9	$(15)	$57

     Cash and cash equivalents: Our cash and cash equivalents include money market securities and trade deposits and commercial paper which are readily convertible into cash with maturities of three months or less when purchased, both of which are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as level 1 within our fair value hierarchy.
     Investment securities: We held various investment securities at March 31, 2010 and December 31, 2009. When sold, we use a specific identification method to determine the cost of the securities. The carrying value of these investments was as follows (in millions):

	March 31,	December 31,
	2010	2009
Available-for-sale securities
Asset-back securities with maturities within one year	$—	$109
Time deposits with maturities within one year	10	36
Commercial paper with maturities within one year	25	5

	35	150
Held-to-maturity securities
Corporate bonds with maturities within one year	111	22
Corporate bonds with maturities between one and five years	34	—
Government bonds with maturities between one and five years	40	—
Municipal bonds with maturities within one year	25	—

	210	22

Trading securities
Student loan bonds	63	74

Total	$308	$246

     Available-for-sale investment securities: Included in our available-for-sale investment securities are certificate of deposits placed through an account registry service, or CDARS, and commercial paper with original maturities greater than 90 days but less than one year. At December 31, 2009, we also held asset backed securities, which are considered variable rate demand notes with contractual maturities generally greater than ten years with interest reset dates often every 30 days or less. The fair values of these investments are based on observable market data. We did not record any significant gains or losses on these securities during the three months ended March 31, 2010.
     Held-to-maturity investment securities: During 2009 and the three months ended March 31, 2010, we purchased various corporate bonds. Those with original maturities less than twelve months are included in short-term investments on our condensed consolidated balance sheets, and those with original maturities in excess of twelve months but less than two years are included in long-term investments on our condensed consolidated balance sheets. The fair value of these investments is based on observable market data. We did not record any significant gains or losses on these securities during the three months ended March 31, 2010
     Auction rate securities: At March 31, 2010, the fair values of our ARS all of which are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government), were estimated through discounted cash flow models. Since these inputs were not observable, they are classified as level 3 inputs. The change in fair value was insignificant during the three months ended March 31, 2010. For the three months ended March 31, 2009, we recorded an unrealized holding loss on our ARS of $8 million, based on the then current fair value. We classify our ARS as trading securities and therefore measure at each reporting period with the resulting gain (loss) recognized in other income (expense). Our discounted cash flow analysis considered, among other things, the quality of the underlying collateral, the credit rating of the issuers, an estimate of when these securities are either expected to have a successful auction or otherwise return to par value, expected interest income to be received over this period, and the estimated required rate of return for investors. Because of the inherent subjectivity in valuing these securities, we also considered independent valuations obtained for each of our ARS as of March 31, 2009 and 2010 in estimating their fair values. In January 2010, approximately $12 million in ARS were redeemed by their issuers at par. The $1 million gain from these sales was offset by the related put option below.
     Put option related to ARS: We have elected to apply the fair value option under the Financial Instruments topic of the Codification, to UBS’s agreement to repurchase, at par, ARS brokered by them. We have done so in order to closely conform to our treatment of the underlying ARS. As of March 31,

2010, the $9 million fair value of this put option is included in other current assets in our condensed consolidated balance sheets. Any gain (loss) resulting from an adjustment of the fair value is included in other income (expense). The change in fair value was insignificant during the three months ended March 31, 2010 and 2009, respectively. The fair value of the put is determined by comparing the fair value of the related ARS, as described above, to their par values and also considers the credit risk associated with UBS. This put option will be adjusted on each balance sheet date based on its then fair value. The fair value of the put option is based on unobservable inputs and is therefore classified as level 3 in the hierarchy.
     Interest Rate Swaps: The fair values of our interest rate swaps are initially based on inputs received from the counterparty. These values were corroborated by adjusting the active swap indications in quoted markets for similar terms (6 – 8 years) for the specific terms within our swap agreements. Since some of these inputs were not observable, they are classified as level 3 inputs in the hierarchy.
     Aircraft fuel derivatives: Our heating oil and jet fuel swaps, heating oil collars, and crude oil caps are not traded on public exchanges. Their fair values are determined using a market approach based on inputs that are readily available from public markets for commodities and energy trading activities; therefore, they are classified as level 2 inputs. The data inputs are combined into quantitative models and processes to generate forward curves and volatilities related to the specific terms of the underlying hedge contracts.
Note 10 – Income Taxes
     The effective tax rate on our income (loss) before taxes can differ from the statutory rates for various reasons from period to period including, but not limited to, share-based compensation, non-deductible meals and other permanent differences, and changes in the valuation allowance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Outlook
     Economic conditions showed signs of improvement during the first quarter with a stronger pricing environment. The effects of the improving economy, which included several industry fare increases, were evident with our improved revenue per available seat mile, or RASM, performance. Our average fare for the first quarter increased 6% to $141.98 over the same period in 2009. While we are optimistic that we will continue to see improvements in the revenue environment in 2010, a competitive industry landscape is ever present, and as such we will continue to focus on achieving our long-term sustainable growth goals. Our commitment to these goals drives a focus on controlling costs, maximizing unit revenues, managing capital expenditures, and disciplined growth.
     During the first quarter of 2010, we implemented a new integrated customer service system, which includes a reservations system, revenue management system, revenue accounting system, and customer loyalty management system. The computerized systems and business process changes we implemented impacted nearly all of our crewmembers, in addition to the obvious impact to our customers and TrueBlue members. In planning for this implementation, we invested significant resources to minimize the disruption to our customers and crewmembers, with the understanding that a limited level of disruption was unavoidable. We have experienced extended call hold times at our reservations center for certain transactions, although they are much less than in the days immediately following the cutover. We expect the proficiencies of our crewmembers on the new systems will continue to improve throughout the summer. This investment offers many benefits which we believe will position us well for our long-term growth, some of which we have already begun to realize. These benefits include several near-term opportunities such as higher yielding traffic from increased participation in global distribution systems, additional ancillary revenue opportunities, and facilitating future commercial partnerships.
     We continue to leverage our presence as the largest domestic carrier at John F. Kennedy Airport, or JFK, and our growing presence at Boston’s Logan International Airport with strategic commercial partnerships. To this end, in March 2010, we announced a commercial collaboration with American Airlines, or American, with certain provisions subject to regulatory approval. Included in this collaboration is an interline agreement that offers our customers connections to 12 of American’s international destinations from both JFK and Boston as well as offering American’s customers access to 18 of our convenient nonstop domestic markets. We also entered into a temporary slot swap agreement with American, whereby we will obtain eight slot pairs at Ronald Reagan National Airport in Washington, DC, or Washington National, and one additional slot pair at White Plains, NY in exchange for transferring 12 slot pairs at JFK to American. If necessary regulatory approvals are obtained, we may acquire five additional slots at Washington National as part of the US Airways and Delta Air Lines slot swap agreement.
     We have announced plans to begin service to Punta Cana, Dominican Republic in May 2010, and Washington National, DC and Hartford, CT in November 2010. Our disciplined growth includes managing the growth, size and age of our fleet. With new opportunities, including the Washington National slots and commercial partnerships, we have agreed to take delivery of seven used Airbus A320 aircraft from a third party later this year, which are in addition to our purchase commitments with Airbus. We expect to execute operating leases for these seven aircraft, the terms of which are still being negotiated. Including these seven used aircraft, we expect our operating aircraft to consist of 117 Airbus A320 aircraft and 45 EMBRAER 190 aircraft at the end of 2010. We have one of the youngest and most fuel efficient fleets in the industry, with an average age of 4.6 years, which we believe gives us a competitive advantage.
     In an effort to reduce delays and modernize the airport, the Federal Aviation Administration, or FAA, and the Port Authority of New York and New Jersey, or PANYNJ, have been undertaking major construction work at JFK. Their plans include the creation of new taxiways and holding pads, runway widening and rehabilitation, as well as the installation of new ground radar, lighting and other navigation equipment. Most significantly, this project includes the closure and rehabilitation of the most important runway in our network, which has been closed since March 1, 2010, and is scheduled to remain closed through June 30, 2010. While we believe the results of this project will ultimately help to alleviate some of the challenges of operating at JFK, our operations may be adversely impacted during the runway closure.

The JFK runway project is currently on schedule and as a result of our planning for this closure, which included reducing scheduled flights by us and other major domestic carriers at JFK, we have experienced minimal operational impact thus far.
     We remain committed to our financial goals, including a commitment to generating positive free cash flow, maintaining an adequate liquidity position, and rigorously focusing on cost control. However, costs presented a challenge in the first quarter of 2010. As expected, we incurred one time implementation costs associated with our new integrated customer service system. Additionally, the winter storm season was more severe than recent years and pressured our costs per available seat mile, or CASM, excluding fuel. Unlike most airlines, we have a policy of not furloughing crewmembers during economic downturns and a non-union workforce, which we believe provides us with more flexibility and allows us to be more productive. Our distribution costs tend to be lower than those of most other airlines on a per unit basis because the majority of our customers book directly through our website or our agents; however, with our new customer service system, real time global distribution system, or GDS, connectivity has increased the number of bookings through these more expensive channels, which has increased our distribution costs.
     The price and availability of aircraft fuel, which is our single largest operating expense, are extremely volatile due to global economic and geopolitical factors that we can neither control nor accurately predict. Fuel prices have been on the rise in 2010, climbing to levels not seen since the end of 2008. In response, we continue to build our fuel hedging portfolio. We effectively hedged 65% of our total first quarter 2010 fuel consumption. As of March 31, 2010, we had outstanding fuel hedge contracts covering approximately 42% of our forecasted consumption for the second quarter of 2010, 45% for the full year 2010, and 8% for the first three quarters of 2011. Additionally, in April 2010 we entered into crude oil cap agreements covering another 3% of our forecasted consumption for the first three quarters of 2011. We will continue to monitor fuel prices closely and take advantage of fuel hedging opportunities in order to mitigate our liquidity exposure and provide some protection against significant volatility and increases in fuel prices.
     We expect our full-year operating capacity to increase approximately 6% to 8% over 2009 primarily as a result of increased aircraft utilization and the maturation of cities added over the past year, as well as the addition of four EMBRAER 190 and seven Airbus A320 aircraft to our operating fleet. Revenue per available seat mile, or RASM, is expected to improve between 6% and 9% over 2009, which reflects the improving pricing environment, maturation of markets we previously opened, and some improved capabilities in the later part of the year associated with our new customer service system. Assuming fuel prices of $2.44 per gallon, including fuel taxes and net of effective hedges, our cost per available seat mile for 2010 is expected to increase by 8% to 10% over 2009. This expected increase is a result of higher fuel prices, higher salaries and wages due to the pilot wage increases implemented in June of 2009, higher maintenance costs and the one-time costs associated with transitioning to our new customer service system.
Results of Operations
     Our operating revenue per available seat mile for the quarter increased 3% over the same period in 2009. Our average fares for the quarter increased 6% over 2009 to $141.98, while our load factor increased 0.8 points to 76.8% from a year ago. Our on-time performance, defined by the Department of Transportation, or DOT, as arrival within 14 minutes of schedule, was 72.7% in the first quarter of 2010 compared to 78.3% for the same period in 2009, while our completion factor was 97.0% and 98.7% in 2010 and 2009, respectively.
Three Months Ended March 31, 2010 and 2009
     We reported a net loss of $1 million for the three months ended March 31, 2010, compared to net income of $12 million for the three months ended March 31, 2009. Diluted loss per share was $0.01 for the first quarter of 2010 compared to diluted earnings per share of $0.05 for 2009. Our operating income for the three months ended March 31, 2010 was $42 million compared to $73 million for the same period last year, and our pre-tax margin decreased 4.5 points from 2009.

     Operating Revenues. Operating revenues increased 10%, or $77 million, over the same period in 2009, primarily due to an 11%, or $79 million, increase in passenger revenues. The increase in passenger revenues was largely attributable to a 6% increase in capacity along with a 4% increase in yield over the first quarter of 2009, which was slightly offset by capacity reductions during the initial cutover period to our new customer service system.
     Other revenue decreased 3%, or $2 million, primarily due to a 20%, or $6 million, reduction in change fees as a result of several change fee waivers during the quarter in conjunction with our new system migration and during the major storms in the Northeast. This was offset by a $4 million increase in marketing related revenues.
     Operating Expenses. Operating expenses increased 15%, or $108 million, over the same period in 2009, primarily due to higher fuel prices, increased salaries, wages, and benefits related to pilot pay increases implemented in mid 2009, increased variable costs related to severe winter storms and one time implementation related expenses related to our new customer service system. Operating capacity increased 6% to 8.42 billion available seat miles, despite capacity reductions during our initial cutover period to our new customer service system. Operating expenses per available seat mile increased 9% to 9.83 cents for the three months ended March 31, 2010. Excluding fuel, our cost per available seat mile for the three months ended March 31, 2010 was 9% higher compared to the same period in 2009. In detail, operating costs per available seat mile were as follows (percent changes are based on unrounded numbers):

	Three Months Ended
	March 31,
	2010	2009	Percent
	(in cents)		Change
Operating expenses:
Aircraft fuel	3.02	2.80	7.8%
Salaries, wages and benefits	2.60	2.33	11.4%
Landing fees and other rents	.65	.63	2.6%
Depreciation and amortization	.67	.69	(1.8)%
Aircraft rent	.37	.40	(9.1)%
Sales and marketing	.47	.46	2.8%
Maintenance materials and repairs	.46	.47	(1.5)%
Other operating expenses	1.59	1.28	24.7%

Total operating expenses	9.83	9.06	8.5%

     Aircraft fuel expense increased 14%, or $32 million, due to an 8% increase in average fuel cost per gallon, or $18 million after the impact of fuel hedging, and an increase of seven million gallons of aircraft fuel consumed, resulting in $14 million in additional fuel expense. We recorded $2 million in effective fuel hedge gains during 2010 versus $56 million in effective fuel hedge losses during 2009. Our average fuel cost per gallon was $2.19 for the first quarter of 2010 compared to $2.03 for the first quarter of 2009. Cost per available seat mile increased 8% primarily due to the increase in fuel price.
     Salaries, wages and benefits increased 18%, or $34 million, primarily due to increases in wages and related benefits under our pilot employment agreements implemented in June 2009. We also incurred an additional $6 million associated with higher staffing levels in the first quarter related to the implementation of our new customer service system. Cost per available seat mile increased 11% primarily due to an increase in full-time equivalent employees and one time implementation related expenses.

     Landing fees and other rents increased 9%, or $4 million, due to a 3% increase in departures over 2009 and a slight increase in landing fee and airport rental rates associated with increased rates in existing markets as well as the opening of eight new cities in 2009. Cost per available seat mile increased 3% due to increased departures.
     Depreciation and amortization increased 4%, or $2 million, primarily due to having an average of 96 owned and capital leased aircraft in 2010 compared to 88 in 2009 and increased software amortization related to our new customer service system. This increase in depreciation was offset by a net decrease in amortization related to our purchased technology becoming fully amortized in late 2009, which resulted in a 2% decrease in cost per available seat mile.
     Sales and marketing expense increased 9%, or $3 million, due to $3 million in higher commissions in 2010 related to our increased participation in GDSs and online travel agencies and $2 million in higher credit card fees resulting from the increased average fares, offset by $2 million in lower advertising costs. On a cost per available seat mile basis, sales and marketing expense increased 3% primarily due to increased distribution costs resulting from the enhanced capabilities of our new customer service system.
     Maintenance, materials, and repairs increased 4%, or $2 million, due to eight additional average operating aircraft in 2010, compared to the same period in 2009 and the gradual aging of our fleet. The average age of our fleet increased to 4.6 years as of March 31, 2010 compared to 3.7 years as of March 31, 2009. Maintenance expense is expected to increase significantly as our fleet ages, resulting in the need for additional repairs over time. Cost per available seat mile increased 2% primarily due to the gradual aging of our fleet.
     Other operating expenses increased 32%, or $32 million, primarily due to increased costs related to the implementation of our new customer service system. In the first quarter of 2010, we incurred approximately $10 million in one time, non-recurring implementation related expenses. Additionally, variable costs increased as a result of 3% more departures versus 2009, a severe winter storm season, and operating out of eight additional cities opened throughout 2009. Cost per available seat mile increased 25% primarily due to the implementation costs associated with our new customer service system.
     Other Income (Expense). Interest expense decreased 6%, or $2 million, primarily due to lower interest rates.
     Interest income and other increased 126%, or $8 million, primarily due to $8 million in unrealized holding losses recorded in 2009 related to the valuation of our auction rate securities. This was slightly offset by lower interest rates earned on investments. While accounting ineffectiveness on our crude and heating oil derivative instruments classified as cash flow hedges in each of 2009 and 2010 was immaterial, we are unable to predict what the amount of ineffectiveness will be related to these instruments, or the potential loss of hedge accounting, which is determined on a derivative-by-derivative basis, due to the volatility in the forward markets for these commodities.
     The following table sets forth our operating statistics for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,		Percent
	2010	2009	Change
Operating Statistics:
Revenue passengers (thousands)	5,528	5,291	4.5
Revenue passenger miles (millions)	6,470	6,040	7.1
Available seat miles (ASMs) (millions)	8,424	7,942	6.1
Load factor	76.8%	76.0%	0.8 pts.
Aircraft utilization (hours per day)	11.8	12.0	(1.8)

Average fare	$141.98	$133.39	6.4
Yield per passenger mile (cents)	12.13	11.69	3.8
Passenger revenue per ASM (cents)	9.32	8.89	4.9
Operating revenue per ASM (cents)	10.32	9.98	3.4
Operating expense per ASM (cents)	9.83	9.06	8.5
Operating expense per ASM, excluding fuel (cents)	6.81	6.25	8.9
Airline operating expense per ASM (cents) (1)	9.62	8.83	8.9

Departures	54,367	53,014	2.6
Average stage length (miles)	1,102	1,064	3.6
Average number of operating aircraft during period	151.0	142.3	6.1
Average fuel cost per gallon	$2.19	$2.03	7.5
Fuel gallons consumed (millions)	116	109	6.3
Full-time equivalent employees at period end (1)	11,084	10,047	10.3

(1)	Excludes operating expenses and employees of LiveTV, LLC, which are unrelated to our airline operations.
Liquidity and Capital Resources
     At March 31, 2010, we had unrestricted cash and cash equivalents of $829 million and short term investments of $234 million compared to cash and cash equivalents of $896 million and short term investments of $240 million at December 31, 2009. Cash flows from operating activities were $229 million for the three months ended March 31, 2010 compared to $124 million for the three months ended March 31, 2009. The increase in operating cash flows includes the impact of the increase in average fares and the 8% higher price of fuel in 2010 compared to 2009. We rely primarily on operating cash flows to provide working capital. At March 31, 2010, we had one line of credit totaling $63 million, which is secured by our auction rate securities, and was fully drawn as of March 31, 2010.
     Investing Activities. During the three months ended March 31, 2010, capital expenditures related to our purchase of flight equipment included expenditures of $5 million for one spare engine, $5 million for flight equipment deposits and $4 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $31 million. Investing activities also included the net purchase of $62 million in investment securities.
     During the three months ended March 31, 2009, capital expenditures related to our purchase of flight equipment included expenditures of $200 million for seven aircraft and one spare engine, $7 million for flight equipment deposits and $4 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $3 million. Proceeds from the sale of two aircraft were $58 million. Investing activities also included $29 million in proceeds from the sale of certain auction rate securities.

     Financing Activities. Financing activities for the three months ended March 31, 2010 consisted of (1), the required repurchase of $155 million of our 3.75% convertible debentures due 2035, (2) borrowing a net $7 million on our line of credit collateralized by our ARS, (3) scheduled maturities of $39 million of debt and capital lease obligations, and (4) reimbursement of construction costs incurred for Terminal 5 of $4 million.
     We currently have an automatic shelf registration statement on file with the SEC relating to our sale, from time to time, of one or more public offerings of debt securities, pass-through certificates, common stock, preferred stock and/or other securities. The net proceeds of any securities we sell under this registration statement may be used to fund working capital and capital expenditures, including the purchase of aircraft and construction of facilities on or near airports. Through March 31, 2010, we have not issued any securities under this registration statement. At this time, we have no plans to sell securities under this registration statement and our ability to do so at this time may be limited.
     Financing activities for the three months ended March 31, 2009 consisted of (1) our issuance of $47 million in fixed rate equipment notes to banks and $102 million in floating rate equipment notes to banks secured by three Airbus A320 aircraft and two EMBRAER 190 aircraft, (2) paying down $38 million on our lines of credit collateralized by our ARS, (3) scheduled maturities of $32 million of debt and capital lease obligations, and (4) reimbursement of construction costs incurred for our new terminal at JFK of $15 million.
     Working Capital. We had working capital of $263 million and $369 million at March 31, 2010 and December 31, 2009, respectively. Our working capital includes the fair value of our short term fuel hedge derivatives, which was an asset of $18 million and $25 million at March 31, 2010 and December 31, 2009, respectively.
     We expect to meet our obligations as they become due through available cash, investment securities and internally generated funds, supplemented as necessary by financing activities, as they may be available to us. We expect to generate positive working capital through our operations. However, we cannot predict what the effect on our business might be from the extremely competitive environment we are operating in or from events that are beyond our control, such as volatile fuel prices, the current economic recession and global credit and liquidity crisis, weather-related disruptions, the impact of airline bankruptcies or consolidations, U.S. military actions or acts of terrorism. We believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

Contractual Obligations
     Our noncancelable contractual obligations at March 31, 2010, include the following (in millions):

	Payments due in
	Total	2010	2011	2012	2013	2014	Thereafter
Long-term debt and capital lease obligations (1)	$3,937	$301	$295	$289	$480	$682	$1,890
Lease commitments	1,745	156	192	168	140	142	947
Flight equipment obligations	4,525	190	420	710	810	760	1,635
Financing obligations and other (2)	4,945	170	208	255	270	281	3,761

Total	$15,152	$817	$1,115	$1,422	$1,700	$1,865	$8,233

(1)	Includes actual interest and estimated interest for floating-rate debt based on March 31, 2010 rates.

(2)	Amounts include noncancelable commitments for the purchase of goods and services.
     There have been no material changes in the terms of our debt instruments from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources included in our 2009 Form 10-K. We are not subject to any financial covenants in any of our debt obligations. We have approximately $30 million of restricted cash pledged under standby letters of credit related to certain of our leases which will expire at the end of the related lease terms.
     As of March 31, 2010, we operated a fleet of 110 Airbus A320 aircraft and 41 EMBRAER 190 aircraft, of which 92 were owned, 55 were leased under operating leases and 4 were leased under capital leases. The average age of our operating fleet was 4.6 years at March 31, 2010. In February 2010, we amended our Airbus A320 purchase agreement, deferring six aircraft previously scheduled for delivery in 2011 and 2012 to 2015. As of March 31, 2010, we had on order 55 Airbus A320 aircraft and 60 EMBRAER 190 aircraft; with options to acquire 8 additional Airbus A320 aircraft and 74 additional EMBRAER 190 aircraft as follows:

	Firm			Option
	Airbus	EMBRAER		Airbus	EMBRAER
Year	A320	190	Total	A320	190	Total
Remainder of 2010	—	4	4	—	—	—
2011	4	5	9	—	4	4
2012	11	6	17	—	10	10
2013	13	7	20	—	10	10
2014	12	7	19	4	10	14
2015	15	7	22	4	10	14
2016	—	8	8	—	10	10
2017	—	8	8		10	10
2018	—	8	8	—	10	10

	55	60	115	8	74	82

     In addition to the above aircraft on order, we expect to lease seven used Airbus A320 aircraft in 2010.
     Committed expenditures for our 115 firm aircraft and 18 spare engines include estimated amounts for contractual price escalations and predelivery deposits. Debt financing has been arranged for all of our remaining firm aircraft deliveries scheduled for 2010, and lease financing is being arranged for our used aircraft deliveries expected in 2010. Although we believe that debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot give assurance that we will be able to secure financing on terms attractive to us, if at all, which may require us to modify our aircraft acquisition plans. Capital expenditures for facility improvements, spare parts, and ground purchases are expected to be approximately $115 million for the remainder of 2010.
     In November 2005, we executed a 30-year lease agreement with the PANYNJ for the construction and operation of a new terminal at JFK, which we began to operate in October 2008. For financial reporting purposes only, this lease is being accounted for as a financing obligation because we do not believe we qualify for sale-leaseback accounting due to our continuing involvement in the property following the construction period. JetBlue has committed to rental payments under the lease, including ground rents for the new terminal site, which began on lease execution and are included as part of lease commitments in the contractual obligations table above. Facility rents commenced upon the date of our beneficial occupancy of the new terminal and are included as part of “financing obligations and other” in the contractual obligations table above.
Off-Balance Sheet Arrangements
     None of our operating lease obligations are reflected on our balance sheet. Although some of our aircraft lease arrangements are variable interest entities, as defined in the Consolidations topic of the Codification, none of them require consolidation in our financial statements. The decision to finance these aircraft through operating leases rather than through debt was based on an analysis of the cash flows and tax consequences of each option and a consideration of our liquidity requirements. We are responsible for all maintenance, insurance and other costs associated with operating these aircraft; however, we have not made any residual value or other guarantees to our lessors.
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
Critical Accounting Policies and Estimates
     There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates included in our 2009 Form 10-K.

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
     Additional information concerning these and other factors is contained in our SEC filings, including but not limited to, our 2009 Form 10-K and part II of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
     There have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2009 Form 10-K, except as follows:
     Aircraft Fuel. As of March 31, 2010, we had hedged approximately 38% of our expected remaining 2010 fuel requirements using jet fuel swaps, heating oil collars, and crude oil caps. Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the March 31, 2010, cost per gallon of fuel, including the effects of our fuel hedges. Based on our projected twelve month fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $108 million, compared to an estimated $65 million for 2008 measured as of March 31, 2009. See Note 8 to our unaudited condensed consolidated financial statements for additional information.
     Fixed Rate Debt. On March 31, 2010, our $326 million aggregate principal amount of convertible debt had an estimated fair value of $461 million, based on quoted market prices.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

     We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure.
     In connection with the preparation of this Report, our Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2010.
Changes in Internal Control Over Financial Reporting
     During the first quarter of 2010, we implemented a new integrated customer service system, which includes a reservations system, revenue management system, revenue accounting system, and customer loyalty management system. Transitioning to this new platform offers many benefits which we believe will position us well for our long term growth through improved functionality to numerous business processes. In connection with this implementation, we have updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and to leverage enhanced automated controls provided by the new system. As a result of our testing efforts to date, we believe that the internal controls and procedures related to revenue, loyalty accounting and financial reporting are effective as of the end of the period covered by this report to prevent material financial statement errors.
     Other than the new customer service system implementation noted above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

JETBLUE AIRWAYS CORPORATION (Registrant)
Date: May 3, 2010	By:	/s/ DONALD DANIELS
Vice President, Controller and Chief
Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit
10.1(w)**	Amendment No. 34 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated February 5, 2010.

10.14*	JetBlue Airways Corporation 401(k) Retirement Plan, amended and restated as of January 1, 2009.

10.17(h)**	Amendment No. 8 to Purchase Agreement DCT 025/2003, dated as of March 11, 2010, between Embraer Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation.

10.18(i)**	Amendment No. 9 to Letter Agreement DCT 026/2003, dated as of March 11, 2010, between Embraer Empresa Brasleira de Aeronautica S.A. and JetBlue Airways Corporation.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32	Certification Pursuant to Section 1350, furnished herewith.

*	Compensatory plans in which the directors and executive officers of JetBlue participate. Exhibit 10.14 was inadvertently omitted from our Annual Report for Form 10-K for the year ended December 31, 2009.

**	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the SEC.