Form 10-Q
period 2010-06-30
JETBLUE AIRWAYS CORP
filed 2010-07-27
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 000-49728
JETBLUE AIRWAYS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	87-0617894 (I.R.S. Employer Identification No.)
incorporation or organization)

118-29 Queens Boulevard, Forest Hills, New York	11375
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☑
As of June 30, 2010, there were 293,601,212 shares outstanding of the registrant’s common stock, par value $.01.

JetBlue Airways Corporation
FORM 10-Q
INDEX

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30,	December 31,
	2010	2009
	(unaudited)	(as adjusted, Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$477	$896
Investment securities	513	240
Receivables, less allowance	95	81
Restricted cash	9	13
Prepaid expenses and other	265	308

Total current assets	1,359	1,538

PROPERTY AND EQUIPMENT
Flight equipment	4,244	4,170
Predelivery deposits for flight equipment	155	139

	4,399	4,309
Less accumulated depreciation	608	540

	3,791	3,769

Other property and equipment	500	515
Less accumulated depreciation	164	169

	336	346

Assets constructed for others	554	549
Less accumulated amortization	38	26

	516	523

Total property and equipment	4,643	4,638

OTHER ASSETS
Investment securities	169	6
Restricted cash	61	64
Other	358	311

Total other assets	588	381

TOTAL ASSETS	$6,590	$6,557

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30,	December 31,
	2010	2009
	(unaudited)	(as adjusted, Note 1)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$115	$93
Air traffic liability	593	455
Accrued salaries, wages and benefits	122	121
Other accrued liabilities	140	116
Current maturities of long-term debt and capital leases	220	384

Total current liabilities	1,190	1,169

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	2,896	2,920

CONSTRUCTION OBLIGATION	530	529

DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	280	260
Other	138	138

	418	398

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 900,000,000 and 500,000,000 shares authorized, 321,146,446 and 318,592,283 shares issued and 293,601,212 and 291,490,758 shares outstanding in 2010 and 2009, respectively	3	3
Treasury stock, at cost; 27,545,845 and 27,102,136 shares in 2010 and 2009, respectively	(4)	(2)
Additional paid-in capital	1,434	1,422
Retained earnings	146	117
Accumulated other comprehensive income (loss)	(23)	1

Total stockholders’ equity	1,556	1,541

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,590	$6,557

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(as adjusted, Note 1)		(as adjusted, Note 1)
OPERATING REVENUES
Passenger	$850	$721	$1,635	$1,427
Other	89	86	174	173

Total operating revenues	939	807	1,809	1,600

OPERATING EXPENSES
Aircraft fuel and related taxes	279	236	533	458
Salaries, wages and benefits	218	192	437	377
Landing fees and other rents	58	54	112	104
Depreciation and amortization	54	56	111	111
Aircraft rent	31	32	62	64
Sales and marketing	43	38	83	75
Maintenance materials and repairs	41	34	80	71
Other operating expenses	121	89	255	191

Total operating expenses	845	731	1,673	1,451

OPERATING INCOME	94	76	136	149

OTHER INCOME (EXPENSE)
Interest expense	(43)	(49)	(90)	(98)
Capitalized interest	1	2	2	4
Interest income and other	(1)	7	1	1

Total other income (expense)	(43)	(40)	(87)	(93)

INCOME BEFORE INCOME TAXES	51	36	49	56

Income tax expense	21	16	20	24

NET INCOME	$30	$20	$29	$32

INCOME PER COMMON SHARE:
Basic	$0.11	$0.08	$0.11	$0.13

Diluted	$0.10	$0.07	$0.10	$0.11

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six months ended
	June 30,
	2010	2009
		(as adjusted,
		Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29	$32
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	19	24
Depreciation	96	90
Amortization	20	24
Stock-based compensation	8	8
Collateral returned (paid) for derivative instruments	(5)	109
Changes in certain operating assets and liabilities	174	(55)
Other, net	15	(7)

Net cash provided by operating activities	356	225

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(131)	(342)
Predelivery deposits for flight equipment	(20)	(15)
Proceeds from the sale of flight equipment	—	58
Assets constructed for others	(8)	(22)
Sale of auction rate securities	36	29
Purchase of available-for-sale securities	(722)	—
Sale of available-for-sale securities	761	—
Purchase of held-to-maturity investments	(584)	—
Proceeds from the maturities of held-to-maturity investments	72	—
Other, net	—	(4)

Net cash used in investing activities	(596)	(296)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	5	116
Issuance of long-term debt	66	446
Short-term borrowings and lines of credit	20	13
Construction obligation	9	25
Repayment of long-term debt and capital lease obligations	(239)	(77)
Repayment of short-term borrowings and lines of credit	(37)	(120)
Other, net	(3)	(13)

Net cash provided by (used in) financing activities	(179)	390

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(419)	319

Cash and cash equivalents at beginning of period	896	561

Cash and cash equivalents at end of period	$477	$880

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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
     Loyalty Program: During the six months ended June 30, 2010, we recognized approximately $5 million of other revenue related to the minimum point sales guarantee associated with our co-branded credit card, leaving $11 million deferred and included in our air traffic liability.
     New Accounting Pronouncements: Effective January 1, 2010, we adopted the guidance for Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance, under the debt topic of the Financial Accounting Standard Board’s Codification, or Codification, which changes the accounting for equity share lending arrangements on an entity’s own shares when executed in contemplation of a convertible debt offering. This new guidance requires share lending arrangements be measured at fair value and recognized as an issuance cost. These issuance costs are then amortized and recognized as interest expense over the life of the financing arrangement. Shares loaned under these arrangements are excluded from computation of earnings per share. Retrospective application is required for all arrangements outstanding as of the beginning of the fiscal year. As described more fully in our 2009 Form 10-K, we lent 44.9 million shares of our common stock in conjunction with our 2008 $201 million convertible debt issuance, which is subject to this new guidance. Our share lending agreement requires that the shares borrowed be returned upon the maturity of the related debt, October 2038, or earlier, if the debentures are no longer outstanding.
     We determined the fair value of the share lending arrangement was approximately $5 million at the date of the issuance based on the value of the estimated fees the shares loaned would have generated over the term of the share lending arrangement. We have retrospectively applied this change in accounting to affected accounts for all periods presented. The $5 million fair value was recognized as a debt issuance cost and is being amortized to interest expense through the earliest put date of the related debt, October 2013 and October 2015 for Series A and Series B, respectively. For 2008, adoption of this new accounting treatment resulted in approximately $2 million of additional interest expense, an increase in net loss of approximately $1 million and had no impact on earnings (loss) per share. For 2009, this adoption resulted in an insignificant increase in interest expense and had no overall impact on net income or earnings per share. As of June 30, 2010, approximately $2 million of net debt issuance costs remain outstanding related to the share lending arrangement and will continue to be amortized through the earliest put date of the related debt. We estimate that the $2 million value of the shares remaining outstanding under the share lending arrangement approximates their fair value as of June 30, 2010.

     Effective January 1, 2010, we adopted the latest provisions in the Codification related to the accounting for an entity’s involvement with variable interest entities, or VIEs. Under these rules, the quantitative based method of determining if an entity is the primary beneficiary was replaced with the entity’s assessment on an ongoing basis of which entity has the power to direct activities of the VIE and the obligation to absorb the losses or the right to receive the benefits from the VIE. Adoption of these new rules had no impact on our consolidated financial statements.
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
Note 2 — Stock-Based Compensation
     During the six months ended June 30, 2010, we granted approximately 1.9 million restricted stock units under our Amended and Restated 2002 Stock Incentive Plan, at a weighted average grant date fair value of $5.28 per share. We issued approximately 1.1 million shares of our common stock in connection with the vesting of restricted stock units during the six months ended June 30, 2010. At June 30, 2010, 4.0 million restricted stock units were unvested with a weighted average grant date fair value of $5.14 per share.
Note 3 — Long-term Debt, Short-term Borrowings, and Capital Lease Obligations
$250 million 3.75% Convertible Debentures due 2035
     In March 2010, on the first repurchase date, holders of the $156 million outstanding of our 3.75% convertible debentures due 2035 required us to repurchase approximately $155 million aggregate principal amount of debentures at par, plus accrued interest.
UBS Line of Credit
     In March 2010, our line of credit with UBS Securities LLC and UBS Financial Services Inc, or UBS, was increased to $63 million. During the six months ended June 30, 2010, certain auction rate securities, or ARS, securing this line of credit were redeemed by their issuers and the proceeds were used to reduce the line of credit to $40 million as of June 30, 2010. In July 2010, we sold at par value the remaining $49 million of ARS securing this line of credit and used the proceeds to pay off the outstanding balance on this line of credit.
Other Indebtedness
     During the six months ended June 30, 2010, we issued $47 million in fixed rate equipment notes due through 2025 and $19 million in non-public floating rate equipment notes due through 2015, which are secured by two new EMBRAER 190 aircraft and four previously unfinanced spare engines.
     Aircraft, engines and other equipment and facilities having a net book value of $3.60 billion at June 30, 2010 were pledged as security under various loan agreements.
      Our outstanding debt and capital lease obligations were reduced by $274 million, as a result of principal payments made during the six months ended June 30, 2010. At June 30, 2010, the weighted average interest rate of all of our long-term debt was 4.43% and scheduled maturities were $131 million for the remainder of 2010, $181 million in 2011, $182 million in 2012, $380 million in 2013, $600 million in 2014 and $1.64 billion thereafter.

     The carrying amounts and estimated fair values of our long-term debt at June 30, 2010 were as follows (in millions):

	Carrying	Estimated
	Value	Fair Value
Public Debt
Floating rate enhanced equipment notes
Class G-1, due through 2016	$252	$208
Class G-2, due 2014 and 2016	373	291
Class B-1, due 2014	49	41
Fixed rate special facility bonds, due through 2036	84	72
6 3/4% convertible debentures due in 2039	201	244
5 1/2% convertible debentures due in 2038	123	162
Other	2	2

Non-Public Debt
Floating rate equipment notes, due through 2020	681	642
Fixed rate equipment notes, due through 2025	1,178	1,197

Total	$2,943	$2,859

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
Note 4 — Comprehensive Income / (Loss)
     Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting. The differences between net income (loss) and comprehensive income (loss) for each of these periods are as follows (dollars are in millions):

	Three Months Ended
	June 30,
	2010	2009

Net income	$30	$20

Gain (loss) on derivative instruments (net of $11 and $23 of taxes)	(16)	36

Total other comprehensive income (loss)	(16)	36

Comprehensive income	$14	$56

	Six Months Ended
	June 30,
	2010	2009

Net income	$29	$32

Gain (loss) on derivative instruments (net of $16 and $42 of taxes)	(24)	65

Total other comprehensive income (loss)	(24)	65

Comprehensive income	$5	$97

     A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes, for the three and six months ended June 30, 2010 is as follows (in millions):

	Aircraft Fuel	Interest Rate
	Derivatives	Swaps	Total
Beginning accumulated gains (losses), at March 31, 2010	$2	$(9)	$(7)
Reclassifications into earnings	2	2	4
Change in fair value	(14)	(6)	(20)

Ending accumulated gains (losses), at June 30, 2010	$(10)	$(13)	$(23)

	Aircraft Fuel	Interest Rate
	Derivatives	Swaps	Total
Beginning accumulated gains (losses), at December 31, 2009	$7	$(6)	$1
Reclassifications into earnings	1	3	4
Change in fair value	(18)	(10)	(28)

Ending accumulated gains (losses), at June 30, 2010	$(10)	$(13)	$(23)

Note 5 — Earnings (Loss) Per Share
     The following table shows how we computed basic and diluted earnings (loss) per common share (dollars in millions; share data in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Numerator:
Net income	$30	$20	$29	$32
Effect of dilutive securities:
Interest on convertible debt, net of income taxes	3	2	6	3

Net income applicable to common stockholders after assumed conversion for diluted earnings per share	$33	$22	$35	$35

Denominator:
Weighted average shares outstanding for basic earnings per share	275,229	251,770	274,644	248,102
Effect of dilutive securities:
Employee stock options	2,603	2,887	2,506	2,775
Convertible debt	68,605	68,605	68,605	68,605

Adjusted weighted average shares outstanding and assumed conversions for diluted earnings per share	346,437	323,262	345,755	319,482

Shares excluded from EPS calculation (in millions):
Shares issuable upon conversion of our convertible debt since assumed conversion would be antidilutive	—	10.2	—	10.2
Shares issuable upon exercise of outstanding stock options or vesting of restricted stock units since assumed exercise would be antidilutive	22.5	23.2	25.8	24.8
     As of June 30, 2010, a total of approximately 18.0 million shares of our common stock, which were lent to our share borrower pursuant to the terms of our share lending agreement in which we initially loaned 44.9 million shares of our common stock in conjunction with our 2008 $201 million convertible debt issuance, as described more fully in Note 2 to our 2009 Form 10-K, were issued and outstanding for corporate law purposes, and holders of the borrowed shares have all the rights of a holder of our common stock. However, because the share borrower must return all borrowed shares to us (or identical shares or, in certain circumstances of default by the counterparty, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings (loss) per share.
Note 6 — Employee Retirement Plan
     We sponsor a retirement savings 401(k) defined contribution plan, or the Plan, a component of which is a profit sharing plan. All employees are eligible to participate in the Plan. Our contributions expensed for the Plan for the three months ended June 30, 2010 and 2009 were $13 million and $11 million, respectively, and contributions expensed for the Plan for the six months ended June 30, 2010 and 2009 were $27 million and $23 million, respectively.

Note 7 — Commitments and Contingencies
     In February 2010, we amended our Airbus A320 purchase agreement, deferring six aircraft previously scheduled for delivery in 2011 and 2012 to 2015. This amendment had the effect of reducing our 2010 capital expenditures by $40 million in related predelivery deposits, which will be required to be made in future periods.
     As of June 30, 2010, our firm aircraft orders consisted of 55 Airbus A320 aircraft, 58 EMBRAER 190 aircraft and 17 spare engines scheduled for delivery through 2018. Committed expenditures for these aircraft, including the related flight equipment and estimated amounts for contractual price escalations and predelivery deposits, are approximately $115 million for the remainder of 2010, $425 million in 2011, $715 million in 2012, $815 million in 2013, $765 million in 2014 and $1.65 billion thereafter.
     In addition to our purchase commitments above, in April 2010, we signed a letter of intent and plan to lease seven used Airbus A320 aircraft from a third party. We subsequently agreed to lease only six aircraft, which are scheduled to be delivered later in 2010. The terms of these operating leases are still being negotiated.
     As of June 30, 2010, we had approximately $30 million of restricted assets pledged under standby letters of credit related to certain of our leases which will expire at the end of the related lease terms. Additionally, we had $19 million pledged related to our workers compensation insurance policies and other business partner agreements, which will expire according to the terms of the related policies or agreements.
     In March 2010, we announced we will be combining our Darien, CT and Forest Hills, NY corporate offices and relocating to a new corporate headquarters in Long Island City, NY. As of June 30, 2010, we do not have any material commitments related to this corporate move, which is currently scheduled to commence in 2011.
Note 8 —Financial Derivative Instruments and Risk Management
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
     Aircraft fuel derivatives: We attempt to obtain cash flow hedge accounting treatment for each aircraft fuel derivative that we enter into. This treatment is provided for under the Derivatives and Hedging topic of the Codification, which allows for gains and losses on the effective portion of qualifying hedges to be deferred until the underlying planned jet fuel consumption occurs, rather than recognizing the gains and losses on these instruments into earnings for each period they are outstanding. The effective portion of realized aircraft fuel hedging derivative gains and losses is recognized in fuel expense, while ineffective gains and losses are recognized in interest income and other. All cash flows related to our fuel hedging derivatives are classified as operating cash flows.
     Ineffectiveness results, in certain circumstances, when the change in the total fair value of the derivative instrument differs from the change in the value of our expected future cash outlays for the purchase of aircraft fuel and is recognized in interest income and other immediately. Likewise, if a hedge does not qualify for hedge accounting, the periodic changes in its fair values are recognized in interest income and other in the period of the change. When aircraft fuel is consumed and the related derivative contract settles, any gain or loss previously deferred in other comprehensive income is recognized in aircraft fuel expense.
     Our current approach to fuel hedging is to enter into hedges on a discretionary basis without a specific target of hedge percentage needs in order to mitigate the liquidity issues and cap fuel prices, when possible.
     The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of June 30, 2010, related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

	Crude oil cap	Heating oil	Jet fuel swap
	agreements	collars	agreements	Total
Third Quarter 2010	13%	18%	16%	47%
Fourth Quarter 2010	13%	19%	14%	46%
First Quarter 2011	15%	5%	—	20%
Second Quarter 2011	19%	—	—	19%
Third Quarter 2011	14%	—	—	14%
Fourth Quarter 2011	2%	—	—	2%
     In April 2010, we sold some of our outstanding crude oil cap agreements scheduled to settle in the third and fourth quarter of 2010 back to the original counterparties for a slight gain. We simultaneously entered into jet fuel swap agreements for the same quantity and duration, and as a result maintained the same level of overall hedge positions for the third and fourth quarter of 2010.
     We also enter into basis swaps and certain jet fuel swap agreements, which we do not designate as cash flow hedges for accounting purposes and adjust their fair value through earnings each period based on their current fair value.
     Interest rate swaps: The interest rate hedges we had outstanding as of June 30, 2010 effectively swap floating rate for fixed rate, taking advantage of lower borrowing rates in existence at the time of the hedge transaction as compared to the date our original debt instruments were executed. As of June 30, 2010, we had $392 million in notional debt outstanding related to these swaps, which cover certain interest payments through August 2016. The notional amount decreases over time to match scheduled repayments of the related debt.
     All of our outstanding interest rate swap contracts qualify as cash flow hedges in accordance with the Derivatives and Hedging topic of the Codification. Since all of the critical terms of our swap agreements match the debt to which they pertain, there was no ineffectiveness relating to these interest rate swaps in 2010 or 2009, and all related unrealized losses were deferred in accumulated other comprehensive income. We recognized approximately $4 million and $2 million in additional interest expense as the related interest payments were made during the six months ended June 30, 2010 and 2009, respectively.
     Any outstanding derivative instrument exposes us to credit loss in the event of nonperformance by the counterparties to the agreements, but we do not expect that any of our four counterparties will fail to meet their obligations. The amount of such credit exposure is generally the fair value of our outstanding contracts. To manage credit risks, we select counterparties based on credit assessments, limit our overall exposure to any single counterparty and monitor the market position with each counterparty. All of our agreements require cash deposits if market risk exposure exceeds a specified threshold amount.
     The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts. Our policy is to offset the liabilities represented by these contracts with any cash collateral paid to the counterparties. We did not have any collateral posted related to our outstanding fuel hedge contracts at June 30, 2010 or December 31, 2009. The table below reflects a summary of our collateral balances (in millions).

	As of
	June 30,	December 31,
	2010	2009

Interest rate derivatives
Cash collateral posted to counterparty offsetting hedge liability in other current liabilities	$22	$17
     The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements. The fair value of those contracts not designated as cash flow hedges was not material at either June 30, 2010 or December 31, 2009 (dollar amounts in millions).

	As of
	June 30,	December 31,
	2010	2009
Fuel derivatives
Asset fair value recorded in prepaid expenses and other	$6	$25
Liability fair value recorded in other accrued liabilities	9	—
Asset fair value recorded in other long term assets	3	3
Longest remaining term (months)	18	18
Hedged volume (barrels, in thousands)	4,575	5,070
Estimated amount of existing gains (losses) expected to be reclassified into earnings in the next 12 months	(15)	12

Interest rate derivatives
Liability fair value recorded in other long term liabilities (1)	22	10
Estimated amount of existing gains (losses) expected to be reclassified into earnings in the next 12 months	(8)	(8)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Fuel derivatives
Hedge effectiveness gains (losses) recognized in aircraft fuel expense	$(2)	$(42)	$—	$(98)
Hedge ineffectiveness gains (losses) recognized in other income (expense)	(2)	—	(2)	—
Gains (losses) of derivatives not qualifying for hedge accounting recognized in other income (expense)	—	—	—	—
Hedge gains (losses) of derivatives recognized in comprehensive income, (see Note 4)	(21)	6	(28)	3
Percentage of actual consumption economically hedged	45%	9%	55%	9%

Interest rate derivatives
Hedge gains (losses) of derivatives recognized in comprehensive income, (see Note 4)	(7)	10	(12)	5

(1)	Gross liability, prior to impact of collateral posted
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
     The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2010 (in millions).

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$454	$—	$—	$454
Restricted cash	63	—	—	63
Investment Securities
Auction rate securities (ARS)	—	—	42	42
Available-for-sale securities	123	—	—	123
Held-to-maturity bonds	518	—	—	518
Put option related to ARS	—	—	7	7
Aircraft fuel derivatives	—	3	—	3

	$1,158	$3	$49	$1,210

Liabilities
Aircraft fuel derivatives	$—	$3	$—	$3
Interest rate swap	—	—	22	22

	$—	$3	$22	$25

     Refer to Note 3 for fair value information related to our outstanding debt obligations as of June 30, 2010. The following tables reflect the activity for the major classes of our assets and liabilities measured at fair value using level 3 inputs (in millions) for the three and six months ended June 30, 2010:

	Auction Rate	Put Option	Interest Rate
	Securities	related to ARS	Swaps	Total

Balance as of March 31, 2010	$63	$9	$(15)	$57
Total gains or (losses), realized or unrealized
Included in earnings	3	(3)	(2)	(2)
Included in comprehensive income	—	—	(5)	(5)
Purchases, sales, issuances and settlements, net	(24)	1	—	(23)

Balance as of June 30, 2010	$42	$7	$(22)	$27

Balance as of December 31, 2009	$74	$11	$(10)	$75
Total gains or (losses), realized or unrealized
Included in earnings	4	(4)	(4)	(4)
Included in comprehensive income	—	—	(8)	(8)
Purchases, sales, issuances and settlements, net	(36)	—	—	(36)

Balance as of June 30, 2010	$42	$7	$(22)	$27

     Cash and cash equivalents: Our cash and cash equivalents include money market securities and trade deposits and commercial paper which are readily convertible into cash with maturities of three months or less when purchased. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as level 1 within our fair value hierarchy.
     Investment securities: We held various investment securities at June 30, 2010 and December 31, 2009. When sold, we use a specific identification method to determine the cost of the securities. The carrying value of these investments was as follows (in millions):

	June 30,	December 31,
	2010	2009
Available-for-sale securities
Asset-back securities with maturities within one year	$—	$109
Time deposits with maturities within one year	33	36
Commercial paper with maturities within one year	90	5

	123	150
Held-to-maturity securities
Corporate bonds with maturities within one year	297	22
Corporate bonds with maturities between one and five years	45	—
Government bonds with maturities within one year	35	—
Government bonds with maturities between one and five years	124	—
Municipal bonds with maturities within one year	16	—

	517	22

Trading securities
Student loan bonds	42	74

Total	$682	$246

     Available-for-sale investment securities: Included in our available-for-sale investment securities are certificate of deposits placed through an account registry service, or CDARS, and commercial paper with original maturities greater than 90 days but less than one year. At December 31, 2009, we also held asset backed securities, which are considered variable rate demand notes with contractual maturities generally greater than ten years with interest reset dates often every 30 days or less. The fair values of these investments are based on observable market data. We did not record any significant gains or losses on these securities during the six months ended June 30, 2010.
     Held-to-maturity investment securities: During 2009 and the six months ended June 30, 2010, we purchased various corporate bonds. Those with original maturities less than twelve months are included in short-term investments on our condensed consolidated balance sheets, and those with original maturities in excess of twelve months are included in long-term investments on our condensed consolidated balance sheets. The fair value of these investments is based on observable market data. We did not record any significant gains or losses on these securities during the six months ended June 30, 2010.
     Auction rate securities: At June 30, 2010, the fair values of our ARS all of which are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government), were estimated through discounted cash flow models. Since these inputs were not observable, they are classified as level 3 inputs. For the three months ended June 30, 2009, we recorded an unrealized holding gain on our ARS of $8 million, based on the then current fair value. We classify our ARS as trading securities and therefore measure at each reporting period with the resulting gain (loss) recognized in other income (expense). Our discounted cash flow analysis considered, among other things, the quality of the underlying collateral, the credit rating of the issuers, an estimate of when these securities are either expected to have a successful auction or otherwise return to par value, expected interest income to be received over this period, and the estimated required rate of return for investors. Because of the inherent subjectivity in valuing these securities, we also considered independent valuations obtained for each of our ARS as of June 30, 2009 in estimating their fair values.
     In July 2010, the remaining $49 million par value of ARS were repurchased at par by UBS in accordance with the settlement agreement with them as described more fully in Note 14 of our 2009 Form 10-K. The proceeds were used to terminate the outstanding balance on the line of credit with UBS.
     Put option related to ARS: We have elected to apply the fair value option under the Financial Instruments topic of the Codification, to UBS’s agreement to repurchase, at par, ARS brokered by them. We have done so in order to closely conform to our treatment of the underlying ARS. As of June 30, 2010, the $7 million fair value of this put option is included in other current assets in our condensed consolidated balance sheets. Any gain (loss) resulting from an adjustment of the fair value is included in other income (expense). The change in fair value was insignificant during the six months ended June 30, 2010 and 2009, respectively. The fair value of the put option is based on unobservable inputs and is therefore classified as level 3 in the hierarchy.
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
Note 10 — Stockholders’ Equity
     In May 2010, at our annual meeting of stockholders, shareholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the Company’s authorized capital from 500 million common shares to 900 million common shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Outlook
     Overall economic conditions continued to show signs of improvement during the second quarter with airlines benefiting from the global economic recovery in the form of increased demand and improved yield. Our average fare for the second quarter increased 10% to $139.02 over the same period in 2009. The stronger fare environment and our ability to attract and retain higher yielding customers have contributed to better than expected revenue gains. While we remain optimistic the revenue environment will continue to improve throughout 2010, a competitive industry landscape is ever present, and as such we will continue to focus on striving to achieve our long-term sustainable growth goals. For us to achieve these goals, we plan to continue to maximize network profitability, build and maintain our financial strength, control costs and enhance our unique culture.
     We continue our focus on key growth regions, including Boston, New York, and the Caribbean and Latin America by building upon our leisure markets and strong visiting friends and relatives travel while leveraging our presence as the largest domestic carrier at both John F. Kennedy Airport, or JFK, and Boston’s Logan International Airport, or Boston. In doing so, we continue to expand our portfolio of strategic commercial partnerships. In May 2010, we announced an interline agreement with South African Airways allowing customers to connect between all of our current destinations and 40 cities in the South African Airways network via JFK. We also continue to expand in Boston with new destinations and increased frequencies to existing markets, and as a result we are now the largest carrier serving Boston. We believe that optimizing our schedule across our network and building upon the success of our revamped loyalty program, TrueBlue, has increased our relevance to the business traveler and allows us to further grow and strengthen our network.
     We commenced service to Punta Cana, Dominican Republic in May 2010, and have announced plans to begin service to Ronald Reagan National Airport in Washington, DC and Hartford, CT in November 2010. Our disciplined overall growth includes managing the growth, size, age, and type of aircraft in our fleet. With new opportunities, including slots at Washington National and commercial partnerships, we have agreed to take delivery of six used Airbus A320 aircraft from a third party later this year, which are in addition to our purchase commitments with Airbus. We expect to execute operating leases for these six aircraft, the terms of which are still being negotiated. Including these six used aircraft, we expect our operating aircraft to consist of 116 Airbus A320 aircraft and 45 EMBRAER 190 aircraft at the end of 2010. We have one of the youngest and most fuel efficient fleets in the industry, with an average age of 4.8 years, which we believe gives us a competitive advantage.
     We continue to reap the benefits of our recent investment in a new integrated customer service system, which we implemented in the first quarter of 2010 and which we believe better positions us for our long-term growth. These benefits include several near-term opportunities such as improved pricing and revenue management capabilities, higher yielding traffic from increased participation in global distribution systems, additional ancillary revenue opportunities, and facilitating future commercial partnerships.
     We also remain committed to our financial goals, including a commitment to generating positive free cash flow, maintaining an adequate liquidity position, and rigorously focusing on cost control. However, costs presented a challenge in the first half of 2010. As expected, we incurred one time implementation costs associated with our new integrated customer service system, as well as overall higher technology infrastructure costs. Additionally, the winter storm season was more severe than recent years. All of these factors pressured our costs per available seat mile, or CASM, excluding fuel. Unlike most airlines, we have a policy of not furloughing crewmembers during economic downturns and a non-union workforce, which we believe provides us with more flexibility and allows us to be more productive. Historically, our distribution costs tend to be lower than those of most other airlines on a per unit basis because the majority of our customers book directly through our website or our agents; however, with our new customer service system, real time global distribution system, or GDS, connectivity has increased the number of bookings through these more expensive channels, which has increased our distribution costs.
     The price and availability of aircraft fuel, which is our single largest operating expense, are extremely volatile due to global economic and geopolitical factors that we can neither control nor accurately predict.

Fuel prices have been on the rise in 2010, climbing to levels not seen since the end of 2008. In response, we continue to actively build our portfolio of fuel hedges. We effectively hedged 55% of our total first half of 2010 fuel consumption. As of June 30, 2010, we had outstanding fuel hedge contracts covering approximately 47% of our forecasted consumption for the third quarter of 2010, 50% for the full year 2010, and 14% for the full year 2011. We will continue to monitor fuel prices closely and take advantage of fuel hedging opportunities in order to mitigate our liquidity exposure and provide some level of protection against significant volatility and further increases in fuel prices.
     We expect our full-year operating capacity to increase approximately 6% to 8% over 2009 primarily as a result of the maturation of cities added over the past year, as well as the addition of four EMBRAER 190 and six Airbus A320 aircraft to our operating fleet. Revenue per available seat mile, or RASM, is expected to improve between 8% and 11% over 2009, which reflects the improving demand and pricing environments, maturation of markets we previously opened, and some improved capabilities in the later part of the year associated with our new customer service system. Assuming fuel prices of $2.28 per gallon, including fuel taxes and net of effective hedges, our cost per available seat mile for 2010 is expected to increase by 6% to 8% over 2009. This expected increase is a result of higher fuel prices, higher overall technology infrastructure costs, higher salaries and wages due to the pilot wage increases implemented in June of 2009, higher maintenance costs and the one-time costs associated with transitioning to our new customer service system.
Results of Operations
     Our operating revenue per available seat mile for the quarter increased 10% over the same period in 2009. Our average fares for the quarter increased 10% over 2009 to $139.02, while our load factor increased 2.5 points to 82.0% from a year ago. Our on-time performance, defined by the Department of Transportation, or DOT, as arrival within 14 minutes of schedule, was 83.2% in the second quarter of 2010 compared to 75.1% for the same period in 2009, while our completion factor was 99.2% and 98.6% in 2010 and 2009, respectively.
Three Months Ended June 30, 2010 and 2009
     We reported net income of $30 million for the three months ended June 30, 2010, compared to $20 million for the three months ended June 30, 2009. Diluted earnings per share were $0.10 for the second quarter of 2010 compared to $0.07 for 2009. Our operating income for the three months ended June 30, 2010 was $94 million compared to $76 million for the same period last year, and our pre-tax margin increased 1.0 point from 2009 to 5.5%.
     Operating Revenues. Operating revenues increased 16%, or $132 million, over the same period in 2009, primarily due to an 18%, or $129 million, increase in passenger revenues. The increase in passenger revenues was largely attributable to a 5% increase in capacity along with an 8% increase in yield over the second quarter of 2009. This includes the positive impact of improved pricing capabilities and increased participation in GDSs as a result of our new customer service system. Additionally, our Even More Legroom fees increased approximately $4 million.
     Other revenue increased 5%, or $3 million, primarily due to a $4 million increase in marketing related revenues and a $2 million increase in baggage fees offset by a reduction in rental income and lower LiveTV third party revenues.
     Operating Expenses. Operating expenses increased 16%, or $114 million, over the same period in 2009, primarily due to higher fuel prices, increased salaries, wages, and benefits related to pilot pay increases implemented in mid 2009, higher technology related operating expenses, and increased maintenance costs. Operating capacity increased 5% to 8.69 billion available seat miles. Operating expenses per available seat mile increased 10% to 9.72 cents for the three months ended June 30, 2010.

Excluding fuel, our cost per available seat mile for the three months ended June 30, 2010 was 8% higher compared to the same period in 2009. In detail, operating costs per available seat mile were as follows (percent changes are based on unrounded numbers):

	Three Months Ended
	June 30,		Percent
	2010	2009	Change
	(in cents)
Operating expenses:
Aircraft fuel	3.21	2.86	12.2%
Salaries, wages and benefits	2.51	2.33	7.5%
Landing fees and other rents	.66	.65	1.5%
Depreciation and amortization	.62	.69	(9.7)%
Aircraft rent	.35	.39	(8.2)%
Sales and marketing	.50	.47	6.9%
Maintenance materials and repairs	.48	.41	16.7%
Other operating expenses	1.39	1.08	28.6%

Total operating expenses	9.72	8.88	9.5%

     Aircraft fuel expense increased 18%, or $43 million, due to a 12% increase in average fuel cost per gallon, or $30 million after the impact of fuel hedging, and an increase of six million gallons of aircraft fuel consumed, resulting in $13 million in additional fuel expense. We recorded $2 million in effective fuel hedge losses during the second quarter of 2010 versus $42 million in effective fuel hedge losses during the same period in 2009. Our average fuel cost per gallon was $2.30 for the second quarter of 2010 compared to $2.05 for the second quarter of 2009. Cost per available seat mile increased 12% primarily due to the increase in fuel price.
     Salaries, wages and benefits increased 13%, or $26 million, primarily due to an increase in full-time equivalent employees and increases in wages and related benefits under our pilot employment agreements implemented in June 2009. Cost per available seat mile increased 8% primarily due to an increase in full-time equivalent employees.
     Landing fees and other rents increased 7%, or $4 million, due to a 2% increase in departures over 2009 and an increase in landing fee and airport rental rates.
     Depreciation and amortization decreased 5%, or $2 million, primarily due to our purchased technology becoming fully amortized in late 2009. This decrease was offset by having an average of 96 owned and capital leased aircraft in 2010 compared to 93 in 2009 and increased software amortization related to our new customer service system.
     Sales and marketing expense increased 13%, or $5 million, due to $4 million in higher commissions in 2010 related to our increased participation in GDSs and online travel agencies and $4 million in higher credit card fees resulting from the increased average fares, offset by $3 million in lower advertising costs. On a cost per available seat mile basis, sales and marketing expense increased 7% primarily due to increased fares and distribution costs resulting from the enhanced capabilities of our new customer service system.
     Maintenance, materials, and repairs increased 23%, or $7 million, due to three additional average operating aircraft in 2010, compared to the same period in 2009 and the gradual aging of our fleet. The average age of our fleet increased to 4.8 years as of June 30, 2010 compared to 3.8 years as of June 30,

2009. Maintenance expense is expected to increase significantly as our fleet ages, resulting in the need for additional repairs over time. Cost per available seat mile increased 17% primarily due to the gradual aging of our fleet.
     Other operating expenses increased 36%, or $32 million, primarily due to technology infrastructure related costs. Variable costs increased as a result of 2% more departures versus 2009, and operating out of eight additional cities opened throughout 2009. Other operating expenses were offset in 2009 by $11 million for certain tax incentives. Cost per available seat mile increased 29% primarily due to technology infrastructure related costs.
     Other Income (Expense). Interest expense decreased 11%, or $6 million, primarily due to lower interest rates.
     Interest income and other decreased $8 million, primarily due to a $6 million gain recorded in 2009 related to the valuation of our auction rate securities, or ARS, and related put option. Accounting ineffectiveness on our crude and heating oil derivative instruments classified as cash flow hedges resulted in a $2 million loss in 2010, compared to an immaterial amount in 2009. We are unable to predict what the amount of ineffectiveness will be related to these instruments, or the potential loss of hedge accounting, which is determined on a derivative-by-derivative basis, due to the volatility in the forward markets for these commodities.
Six Months Ended June 30, 2010 and 2009
     We reported net income of $29 million for the six months ended June 30, 2010, compared to $32 million for the six months ended June 30, 2009. Diluted earnings per share were $0.10 for the six months ended June 30, 2010 compared to $0.11 for the same period in 2009. Our operating income for the six months ended June 30, 2010 was $136 million compared to $149 million for the same period last year, and our pre-tax margin decreased 0.8 points from 2009.
     Operating Revenues. Operating revenues increased 13%, or $209 million, over the same period in 2009, primarily due to a 15%, or $208 million, increase in passenger revenues. The increase in passenger revenues was largely attributable to a 6% increase in capacity along with a 6% increase in yield over the first half of 2009, amounts which include capacity reductions during the initial cutover period to our new customer service system in the first quarter. Additionally, we had an $8 million increase in Even More Legroom fees as a result of increased capacity and revised pricing.
     Other revenue remained relatively flat, increasing 1%, or $1 million, primarily due to an $8 million increase in marketing related revenues offset by a $6 million reduction in change fees as a result of several change fee waivers during the first half of 2010 in conjunction with our new system migration.
     Operating Expenses. Operating expenses increased 15%, or $222 million, over the same period in 2009, primarily due to higher fuel prices and an increase in other operating expenses including the one time implementation related expenses related to our new customer service system and overall higher technology infrastructure costs. Additionally, operating expenses increased due to higher salaries, wages, and benefits related to pilot pay increases implemented in mid 2009 and increased maintenance costs. Operating capacity increased 6% to 17.11 billion available seat miles, despite capacity reductions during our initial cutover period to our new customer service system. Operating expenses per available seat mile increased 9% to 9.77 cents for the six months ended June 30, 2010. Excluding fuel, our cost per available seat mile for the six months ended June 30, 2010 was 9% higher compared to the same period in 2009. In detail, operating costs per available seat mile were as follows (percent changes are based on unrounded numbers):

	Six Months Ended
	June 30,		Percent
	2010	2009	Change
	(in cents)
Operating expenses:
Aircraft fuel	3.11	2.83	10.1%
Salaries, wages and benefits	2.55	2.33	9.4%
Landing fees and other rents	.65	.64	2.0%
Depreciation and amortization	.65	.69	(5.8)%
Aircraft rent	.36	.39	(8.7)%
Sales and marketing	.49	.47	4.9%
Maintenance materials and repairs	.47	.44	7.2%
Other operating expenses	1.49	1.18	26.5%

Total operating expenses	9.77	8.97	9.0%

     Aircraft fuel expense increased 16%, or $75 million, due to a 10% increase in average fuel cost per gallon, or $48 million after the impact of fuel hedging, and an increase of 13 million gallons of aircraft fuel consumed, resulting in $27 million in additional fuel expense. We recorded an immaterial amount in effective fuel hedge losses during 2010 versus $98 million in effective fuel hedge losses during 2009. Our average fuel cost per gallon was $2.25 for the six months ended June 30, 2010 compared to $2.04 for the same period in 2009. Cost per available seat mile increased 10% primarily due to the increase in fuel price.
     Salaries, wages and benefits increased 16%, or $60 million, primarily due to increases in wages and related benefits under our pilot employment agreements implemented in June 2009. We also incurred an additional $6 million associated with higher staffing levels in the first quarter related to the implementation of our new customer service system. Cost per available seat mile increased 9% primarily due to an increase in full-time equivalent employees.
     Landing fees and other rents increased 8%, or $8 million, due to a 2% increase in departures over 2009 and an increase in landing fee and airport rental rates associated with expanded operations in certain markets. Cost per available seat mile increased 2% due to increased rates.
     Depreciation and amortization remained flat. We had an average of 96 owned and capital leased aircraft in 2010 compared to 91 in 2009 and increased software amortization related to our new customer service system. This increase in depreciation was offset by our purchased technology becoming fully amortized in late 2009. Cost per available seat mile decreased 6% due to increased capacity.
     Sales and marketing expense increased 11%, or $8 million, due to $7 million in higher commissions in 2010 related to our increased participation in GDSs and OTAs and $6 million in higher credit card fees resulting from the increased average fares, offset by $5 million in lower advertising costs. On a cost per available seat mile basis, sales and marketing expense increased 5% primarily due to increased distribution costs resulting from the enhanced capabilities of our new customer service system.
     Maintenance, materials, and repairs increased 13%, or $9 million, due to five additional average operating aircraft in 2010, compared to the same period in 2009 and the gradual aging of our fleet. The average age of our fleet increased to 4.8 years as of June 30, 2010 compared to 3.8 years as of June 30, 2009. Maintenance expense is expected to increase significantly as our fleet ages, resulting in the need for additional repairs over time. Cost per available seat mile increased 7% primarily due to the gradual aging of our fleet.

     Other operating expenses increased 34%, or $64 million, primarily due to increased costs related to the implementation of our new customer service system. We incurred approximately $13 million in one time, non-recurring implementation of our new customer service system related expenses as well as higher other technology infrastructure related costs. Additionally, variable costs increased as a result of 2% more departures versus 2009, a severe winter storm season, and operating out of eight additional cities opened throughout 2009. Other operating expenses were offset in 2009 by $11 million for certain tax incentives. Cost per available seat mile increased 27% primarily due to the implementation costs associated with our new customer service system.
     Other Income (Expense). Interest expense decreased 8%, or $8 million, primarily due to lower interest rates and a lower principal balance of debt outstanding.
     Interest income and other decreased 35% primarily due to a $2 million loss recorded in 2009 related to the valuation of our ARS and related put option. This was slightly offset by lower interest rates earned on investments. Accounting ineffectiveness on our crude and heating oil derivative instruments classified as cash flow hedges was a loss of $2 million in 2010, compared to an immaterial amount in 2009. We are unable to predict what the amount of ineffectiveness will be related to these instruments, or the potential loss of hedge accounting, which is determined on a derivative-by-derivative basis, due to the volatility in the forward markets for these commodities.
     The following table sets forth our operating statistics for the three months ended June 30, 2010 and 2009:

	Three Months Ended				Six Months Ended
	June 30,		Percent		June 30,		Percent
	2010	2009	Change		2010	2009	Change
Operating Statistics:
Revenue passengers (thousands)	6,114	5,691	7.4		11,642	10,982	6.0
Revenue passenger miles (millions)	7,126	6,545	8.9		13,596	12,585	8.0
Available seat miles (ASMs) (millions)	8,688	8,237	5.5		17,112	16,179	5.8
Load factor	82.0%	79.5%	2.5	pts.	79.5%	77.8%	1.7	pts.
Aircraft utilization (hours per day)	11.8	11.9	(0.3)		11.8	11.9	(1.0)

Average fare	$139.02	$126.74	9.7		$140.43	$129.94	8.1
Yield per passenger mile (cents)	11.93	11.02	8.2		12.02	11.34	6.0
Passenger revenue per ASM (cents)	9.78	8.76	11.7		9.55	8.82	8.3
Operating revenue per ASM (cents)	10.81	9.80	10.4		10.57	9.89	6.9
Operating expense per ASM (cents)	9.72	8.88	9.5		9.77	8.97	9.0
Operating expense per ASM, excluding fuel (cents)	6.51	6.02	8.2		6.66	6.13	8.6
Airline operating expense per ASM (cents) (1)	9.55	8.66	10.3		9.58	8.74	9.6

Departures	56,202	54,885	2.4		110,569	107,899	2.5
Average stage length (miles)	1,102	1,067	3.3		1,102	1,066	3.4
Average number of operating aircraft during period	151.0	147.4	2.5		151.0	144.9	4.2
Average fuel cost per gallon	$2.30	$2.05	12.3		$2.25	$2.04	10.0
Fuel gallons consumed (millions)	121	115	5.4		237	224	5.8
Full-time equivalent employees at period end (1)					10,906	10,235	6.6

(1)	Excludes operating expenses and employees of LiveTV, LLC, which are unrelated to our airline operations.
Liquidity and Capital Resources

     At June 30, 2010, we had unrestricted cash and cash equivalents of $477 million and short term investments of $513 million compared to cash and cash equivalents of $896 million and short term investments of $240 million at December 31, 2009. Cash flows from operating activities were $356 million and $225 million for the six months ended June 30, 2010 and 2009, respectively. The increase in operating cash flows reflects the 8% increase in average fares and the 10% higher price of fuel in 2010 compared to 2009. We rely primarily on operating cash flows to provide working capital. At June 30, 2010, we had one line of credit totaling $40 million, which was secured by our ARS, and was fully drawn as of June 30, 2010. In July 2010, this line of credit was repaid and closed.
     Investing Activities. During the six months ended June 30, 2010, capital expenditures related to our purchase of flight equipment included $65 million for two aircraft and two spare engines, $20 million for flight equipment deposits and $8 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases, facilities improvements and LiveTV inventory, were $58 million. Investing activities also included the net purchase of $437 million in investment securities.
     During the six months ended June 30, 2009, capital expenditures related to our purchase of flight equipment included $303 million for 11 aircraft and two spare engines, $15 million for flight equipment deposits and $8 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $31 million. Proceeds from the sale of two aircraft were $58 million. Investing activities also included $29 million in proceeds from the sale of certain ARS.
     Financing Activities. Financing activities for the six months ended June 30, 2010 consisted of (1), the required repurchase of $155 million of our 3.75% convertible debentures due 2035, (2) repaying a net $17 million on our line of credit collateralized by our ARS, (3) scheduled maturities of $84 million of debt and capital lease obligations, (4) our issuance of $47 million in fixed rate equipment notes and $19 million in non-public floating rate equipment notes secured by two EMBRAER 190 aircraft and four spare engines, and (5) reimbursement of construction costs incurred for Terminal 5 of $9 million.
     We currently have an automatic shelf registration statement on file with the SEC relating to our sale, from time to time, of one or more public offerings of debt securities, pass-through certificates, common stock, preferred stock and/or other securities. The net proceeds of any securities we sell under this registration statement may be used to fund working capital and capital expenditures, including the purchase of aircraft and construction of facilities on or near airports. Through June 30, 2010, we have not issued any securities under this registration statement. At this time, we have no plans to sell securities under this registration statement.
     Financing activities for the six months ended June 30, 2009 consisted of (1) our issuance of $201 million of 6.75% convertible debentures, raising net proceeds of approximately $197 million, (2) our public offering of approximately 26.5 million shares of common stock for approximately $109 million in net proceeds, (3) our issuance of $143 million in fixed rate equipment notes and $102 million in floating rate equipment notes to banks secured by three Airbus A320 aircraft and six EMBRAER 190 aircraft, (4) paying down a net of $107 million on our lines of credit collateralized by our ARS, (5) scheduled maturities of $74 million of debt and capital lease obligations, (6) the repurchase of $3 million principal amount of 3.75% convertible debentures due 2035 for $3 million, and (7) reimbursement of construction costs incurred for our new terminal at JFK of $25 million.
     Working Capital. We had working capital of $169 million and $369 million at June 30, 2010 and December 31, 2009, respectively. Our working capital includes the fair value of our short term fuel hedge derivatives, which was a liability of $3 million at June 30, 2010 and an asset of $25 million at December 31, 2009.

     In July 2010, UBS repurchased all of our ARS outstanding as of June 30, 2010 at their par value of $49 million in accordance with our previous agreement. The proceeds of these sales were used to terminate the outstanding balance of the line of credit we had with UBS. As a result, we realized a net cash increase of approximately $9 million.
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
Contractual Obligations
     Our noncancelable contractual obligations at June 30, 2010, include the following (in millions):

	Payments due in
	Total	2010	2011	2012	2013	2014	Thereafter
Long-term debt and capital lease obligations (1)	$3,942	$196	$309	$302	$491	$693	$1,951
Lease commitments	1,768	106	206	182	153	154	967
Flight equipment obligations	4,480	115	425	715	815	765	1,645
Financing obligations and other (2)	5,887	139	244	299	317	331	4,557

Total	$16,077	$556	$1,184	$1,498	$1,776	$1,943	$9,120

(1)	Includes actual interest and estimated interest for floating-rate debt based on June 30, 2010 rates.

(2)	Amounts include noncancelable commitments for the purchase of goods and services.
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
     As of June 30, 2010, we operated a fleet of 110 Airbus A320 aircraft and 41 EMBRAER 190 aircraft, of which 92 were owned, 55 were leased under operating leases and four were leased under capital leases. We also owned two additional aircraft which we took delivery of at the end of June 2010 but which were not yet placed in service. The average age of our operating fleet was 4.8 years at June 30, 2010. In February 2010, we amended our Airbus A320 purchase agreement, deferring six aircraft previously scheduled for delivery in 2011 and 2012 to 2015. As of June 30, 2010, we had on order 55 Airbus A320 aircraft and 58 EMBRAER 190 aircraft; with options to acquire eight additional Airbus A320 aircraft and 74 additional EMBRAER 190 aircraft as follows:

	Firm			Option
	Airbus	EMBRAER		Airbus	EMBRAER
Year	A320	190	Total	A320	190	Total

Remainder of 2010	—	2	2	—	—	—
2011	4	5	9	—	4	4
2012	11	6	17	—	10	10
2013	13	7	20	—	10	10
2014	12	7	19	4	10	14
2015	15	7	22	4	10	14
2016	—	8	8	—	10	10
2017	—	8	8		10	10
2018	—	8	8	—	10	10

	55	58	113	8	74	82

     In addition to the above aircraft on order, we expect to lease six used Airbus A320 aircraft in 2010.
     Committed expenditures for our 113 firm aircraft and 17 spare engines include estimated amounts for contractual price escalations and predelivery deposits. Debt financing has been arranged for our two remaining firm aircraft deliveries scheduled for 2010, and lease financing is being arranged for our used aircraft deliveries expected in 2010. Although we believe that debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot give assurance that we will be able to secure financing on terms attractive to us, if at all, which may require us to modify our aircraft acquisition plans. Capital expenditures for facility improvements, spare parts, and ground purchases are expected to be approximately $90 million for the remainder of 2010.
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
Other Information
     Recent Awards. In June 2010, JetBlue was recognized by J.D. Power and Associates as having the highest customer satisfaction among low-cost carriers in North America for the sixth consecutive year.
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
     Forward-looking statements involve risks, uncertainties and assumptions and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including without limitation, our extremely competitive industry; volatility in financial and credit markets which could affect our ability to obtain debt and/or lease financing or to raise funds through debt or equity issuances; increases in fuel prices, maintenance costs and interest rates; our ability to profitably implement our growth strategy, including the ability to operate reliably the EMBRAER 190 aircraft and our new terminal at JFK; our significant fixed obligations; our ability to attract and retain qualified personnel and maintain our culture as we grow; our reliance on high daily aircraft utilization; our dependence on the New York metropolitan market; our reliance on automated systems and technology; our exposure to potential unionization; our reliance on a limited number of suppliers; changes in or additional government regulation; changes in our industry due to other airlines’ financial condition; a continuance of the economic recessionary conditions in the U.S. or a further economic downturn leading to a continuing or accelerated decrease in demand for domestic and business air travel; and external geopolitical events and conditions.

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
     Aircraft Fuel. As of June 30, 2010, we had hedged approximately 46% of our expected remaining 2010 fuel requirements using jet fuel swaps, heating oil collars, and crude oil caps. Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the June 30, 2010, cost per gallon of fuel, including the effects of our fuel hedges. Based on our projected twelve month fuel consumption, such an increase would result in an increase to annual aircraft fuel expense of approximately $107 million, compared to an estimated $83 million for 2009 measured as of June 30, 2009. See Note 8 to our unaudited condensed consolidated financial statements for additional information.
     Fixed Rate Debt. On June 30, 2010, our $326 million aggregate principal amount of convertible debt had an estimated fair value of $408 million, based on quoted market prices.
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
     In connection with the preparation of this Report, our Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2010.
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the fiscal quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors.
     The following is an update to Item 1A-Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2009, or our 2009 Form 10-K. For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to our 2009 Form 10-K.
Risks Related to JetBlue
     Our substantial indebtedness may limit our ability to incur additional debt to obtain future financing needs.
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
     Our business is labor intensive and, unlike most airlines, we have a non-union workforce. The unionization of any our employees could result in demands that may increase our operating expenses and adversely affect our financial condition and results of operations. Any of the different crafts or classes of our employees could unionize at any time, which would require us to negotiate in good faith with the employee group’s certified representative concerning a collective bargaining agreement. Further, the National Mediation Board changes to its election procedures permitting a majority of those voting to elect to unionize (from a majority of those in the craft or class) became effective in July 2010. These rule changes fundamentally alter the manner in which labor groups have been able to organize in our industry since the inception of the Railway Labor Act. Ultimately, if we and the newly elected representative were unable to reach agreement on the terms of a collective bargaining agreement and all of the major dispute resolution processes of the Railway Labor Act were exhausted, we could be subject to work slowdowns or stoppages. In addition, we may be subject to disruptions by organized labor groups protesting our non-union status. Any of these events would be disruptive to our operations and could harm our business.
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
     We may be subject to competitive risks due to the longer term nature of our fleet order book
     At present, we have existing aircraft commitments through 2018. As technological evolution occurs in our industry, through the use of composites, next generation engine technologies and other innovations, we may be competitively disadvantaged because we have existing extensive fleet commitments that would prohibit us from adopting new technologies on an expedited basis.
Risks Associated with the Airline Industry
     Compliance with recently adopted DOT passenger protections rules will increase our costs and may ultimately negatively impact our operations.
     The DOT’s passenger protection rules became effective in April 2010. These rules provide, among other things, that airlines return aircraft to the gate for deplaning following tarmac delays in certain circumstances. A significant portion of our operations are focused in the northeast. Given the poor operating performance of the air traffic control system in the northeast during certain weather conditions, particularly during the summer season, this rule may produce results more harmful to customers than intended. The implementation of these rules may negatively impact our operations and our business.
     We could be adversely affected by an outbreak of a disease or an environmental or other disaster that significantly affects travel behavior.
     In 2009, there was an outbreak of the H1N1 virus which had an adverse impact throughout our network, including on our operations to and from Mexico. Any outbreak of a disease (including a worsening of the outbreak of the H1N1 virus) that affects travel behavior could have a material adverse impact on us. In addition, outbreaks of disease could result in quarantines of our personnel or an inability to access facilities or our aircraft, which could adversely affect our operations. Similarly, if an environmental disaster were to occur and adversely impact any of our destination cities, travel behavior could be affected and in turn, could materially adversely impact our business.
Item 6. Exhibits.
     Exhibits: See accompanying Exhibit Index included after the signature page of this report for a list of the exhibits filed or furnished with this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION (Registrant)
Date: July 27, 2010	By:	/s/ DONALD DANIELS
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit
3.2(b)	Certificate of Amendment of Certificate of Incorporation, dated May 20, 2010

10.17(i)**	Amendment No. 9 to Purchase Agreement DCT-025/2003, dated as of May 24, 2010, between Embraer Empresa Brasileira de Aeronautica S.A and JetBlue Airways Corporation.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32	Certification Pursuant to Section 1350, furnished herewith.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

**	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the SEC.