Form 10-Q
period 2010-09-30
JETBLUE AIRWAYS CORP
filed 2010-10-26
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☑
As of September 30, 2010, there were 293,849,319 shares outstanding of the registrant’s common stock, par value $.01.

JetBlue Airways Corporation
FORM 10-Q
INDEX

		Page #’s
PART I. FINANCIAL INFORMATION		3
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets – September 30, 2010 and December 31, 2009	3
	Consolidated Statements of Operations – Three and Nine Months Ended September 30, 2010 and 2009	5
	Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2010 and 2009	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION		31
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 5.	Other Information	32
Item 6.	Exhibits	32
EX-10.3.S
EX-10.17.J
EX-10.30
EX-12.1
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30,	December 31,
	2010	2009
		(as adjusted,
	(unaudited)	Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$498	$896
Investment securities	447	240
Receivables, less allowance	93	81
Restricted cash	7	13
Prepaid expenses and other	267	308

Total current assets	1,312	1,538

PROPERTY AND EQUIPMENT
Flight equipment	4,296	4,170
Predelivery deposits for flight equipment	163	139

	4,459	4,309
Less accumulated depreciation	643	540

	3,816	3,769

Other property and equipment	484	515
Less accumulated depreciation	172	169

	312	346

Assets constructed for others	557	549
Less accumulated amortization	43	26

	514	523

Total property and equipment	4,642	4,638

OTHER ASSETS
Investment securities	219	6
Restricted cash	62	64
Other	383	311

Total other assets	664	381

TOTAL ASSETS	$6,618	$6,557

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30,	December 31,
	2010	2009
		(as adjusted, Note
	(unaudited)	1)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$117	$93
Air traffic liability	546	455
Accrued salaries, wages and benefits	148	121
Other accrued liabilities	131	116
Current maturities of long-term debt and capital leases	184	384

Total current liabilities	1,126	1,169

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	2,880	2,920

CONSTRUCTION OBLIGATION	531	529

DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	318	260
Other	140	138

	458	398

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 900,000,000 and 500,000,000 shares authorized, 321,412,530 and 318,592,283 shares issued and 293,849,319 and 291,490,758 shares outstanding in 2010 and 2009, respectively	3	3
Treasury stock, at cost; 27,563,211 and 27,102,136 shares in 2010 and 2009, respectively	(4)	(2)
Additional paid-in capital	1,438	1,422
Retained earnings	205	117
Accumulated other comprehensive income (loss)	(19)	1

Total stockholders’ equity	1,623	1,541

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,618	$6,557

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(as adjusted,		(as adjusted,
		Note 1)		Note 1)
OPERATING REVENUES
Passenger	$932	$764	$2,567	$2,191
Other	98	90	272	263

Total operating revenues	1,030	854	2,839	2,454

OPERATING EXPENSES
Aircraft fuel and related taxes	292	255	825	713
Salaries, wages and benefits	227	199	664	576
Landing fees and other rents	61	56	173	160
Depreciation and amortization	54	59	165	170
Aircraft rent	31	31	93	95
Sales and marketing	47	38	130	113
Maintenance materials and repairs	44	40	124	111
Other operating expenses	134	110	389	301

Total operating expenses	890	788	2,563	2,239

OPERATING INCOME	140	66	276	215

OTHER INCOME (EXPENSE)
Interest expense	(45)	(50)	(135)	(148)
Capitalized interest	1	2	3	6
Interest income and other	1	5	2	6

Total other income (expense)	(43)	(43)	(130)	(136)

INCOME BEFORE INCOME TAXES	97	23	146	79

Income tax expense	38	8	58	32

NET INCOME	$59	$15	$88	$47

INCOME PER COMMON SHARE:
Basic	$0.21	$0.05	$0.32	$0.18

Diluted	$0.18	$0.05	$0.28	$0.16

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine months ended
	September
	2010	2009
		(as adjusted,
		Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$88	$47
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	58	32
Depreciation	145	139
Amortization	28	35
Stock-based compensation	13	12
Collateral returned (paid) for derivative instruments	(11)	130
Changes in certain operating assets and liabilities	142	(59)
Other, net	27	21

Net cash provided by operating activities	490	357

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(198)	(372)
Predelivery deposits for flight equipment	(35)	(19)
Proceeds from the sale of flight equipment	—	58
Assets constructed for others	(11)	(38)
Sale of auction rate securities	85	54
Purchase of available-for-sale securities	(927)	—
Sale of available-for-sale securities	966	—
Purchase of held-to-maturity investments	(779)	—
Proceeds from the maturities of held-to-maturity investments	238	—
Other, net	2	(4)

Net cash used in investing activities	(659)	(321)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	5	116
Issuance of long-term debt	93	446
Short-term borrowings and lines of credit	20	13
Construction obligation	12	42
Repayment of long-term debt and capital lease obligations	(279)	(130)
Repayment of short-term borrowings and lines of credit	(76)	(120)
Other, net	(4)	(13)

Net cash provided by (used in) financing activities	(229)	354

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(398)	390

Cash and cash equivalents at beginning of period	896	561

Cash and cash equivalents at end of period	$498	$951

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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
     Loyalty Program: During the nine months ended September 30, 2010, we recognized approximately $5 million of other revenue related to the minimum point sales guarantee associated with our co-branded credit card, leaving $11 million deferred and included in our air traffic liability.
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
     We determined the fair value of the share lending arrangement was approximately $5 million at the date of the issuance based on the value of the estimated fees the shares loaned would have generated over the term of the share lending arrangement. We have retrospectively applied this change in accounting to affected accounts for all periods presented. The $5 million fair value was recognized as a debt issuance cost and is being amortized to interest expense through the earliest put date of the related debt, October 2013 and October 2015 for Series A and Series B, respectively. For 2008, adoption of this new accounting treatment resulted in approximately $2 million of additional interest expense, an increase in net loss of approximately $1 million and had no impact on earnings (loss) per share. For 2009, this adoption resulted in an insignificant increase in interest expense and had no overall impact on net income or earnings per share. As of September 30, 2010, approximately $2 million of net debt issuance costs remain outstanding related to the share lending arrangement and will continue to be amortized through the earliest put date of the related debt. We estimate that the $2 million value of the shares remaining outstanding under the share lending arrangement approximates their fair value as of September 30, 2010.

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
Note 2 – Stock-Based Compensation
     During the nine months ended September 30, 2010, we granted approximately 2.0 million restricted stock units under our Amended and Restated 2002 Stock Incentive Plan, at a weighted average grant date fair value of $5.29 per share. We issued approximately 1.2 million shares of our common stock in connection with the vesting of restricted stock units during the nine months ended September 30, 2010. At September 30, 2010, 3.7 million restricted stock units were unvested with a weighted average grant date fair value of $5.15 per share.
Note 3 – Long-term Debt, Short-term Borrowings, and Capital Lease Obligations
$250 million 3.75% Convertible Debentures due 2035
     During the nine months ended September 30, 2010, holders of the $156 million outstanding of our 3.75% convertible debentures due 2035 required us to repurchase the entire aggregate principal amount of debentures at par, plus accrued interest.
UBS Line of Credit
     During the nine months ended September 30, 2010, all of the auction rate securities, or ARS, securing the line of credit with UBS Securities LLC and UBS Financial Services Inc, or UBS, were either sold or redeemed by their issuers and the proceeds were used to terminate the line of credit.
Other Indebtedness
     During the nine months ended September 30, 2010, we issued $47 million in fixed rate equipment notes due through 2025 and $46 million in non-public floating rate equipment notes due through 2015, which are secured by three new EMBRAER 190 aircraft and five previously unfinanced spare engines.
     Aircraft, engines and other equipment and facilities having a net book value of $3.51 billion at September 30, 2010 were pledged as security under various loan agreements.
     Our outstanding debt and capital lease obligations were reduced by $353 million as a result of principal payments made during the nine months ended September 30, 2010. At September 30, 2010, the weighted average interest rate of all of our long-term debt was 4.48% and scheduled maturities were $54 million for the remainder of 2010, $182 million in 2011, $184 million in 2012, $382 million in 2013, $602 million in 2014 and $1.66 billion thereafter.
     The carrying amounts and estimated fair values of our long-term debt at September 30, 2010 were as follows (in millions):

	Carrying	Estimated
	Value	Fair Value
Public Debt
Floating rate enhanced equipment notes
Class G-1, due through 2016	$245	$218
Class G-2, due 2014 and 2016	373	304
Class B-1, due 2014	49	44
Fixed rate special facility bonds, due through 2036	84	78
6 3/4% convertible debentures due in 2039	201	260
5 1/2% convertible debentures due in 2038	123	176

Non-Public Debt
Floating rate equipment notes, due through 2020	696	655
Fixed rate equipment notes, due through 2025	1,162	1,217

Total	$2,933	$2,952

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
Note 4 – Comprehensive Income / (Loss)
     Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting. The differences between net income and comprehensive income (loss) for each of these periods are as follows (dollars are in millions):

	Three Months Ended
	September 30,
	2010	2009
Net income	$59	$15
Gain (loss) on derivative instruments (net of $3 and $6 of taxes)	4	9

Total other comprehensive income (loss)	4	9

Comprehensive income	$63	$24

	Nine Months Ended
	September 30,
	2010	2009
Net income	$88	$47

Gain (loss) on derivative instruments (net of $13 and $48 of taxes)	(20)	74

Total other comprehensive income (loss)	(20)	74

Comprehensive income	$68	$121

     A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes, for the three and nine months ended September 30, 2010 is as follows (in millions):

	Aircraft Fuel	Interest Rate
	Derivatives	Swaps	Total
Beginning accumulated gains (losses), at June 30, 2010	$(10)	$(13)	$(23)
Reclassifications into earnings	4	1	5
Change in fair value	4	(5)	(1)

Ending accumulated gains (losses), at September 30, 2010	$(2)	$(17)	$(19)

	Aircraft Fuel	Interest Rate
	Derivatives	Swaps	Total
Beginning accumulated gains (losses), at December 31, 2009	$7	$(6)	$1
Reclassifications into earnings	5	4	9
Change in fair value	(14)	(15)	(29)

Ending accumulated gains (losses), at September 30, 2010	$(2)	$(17)	$(19)

Note 5 – Earnings (Loss) Per Share
     The following table shows how we computed basic and diluted earnings (loss) per common share (dollars in millions; share data in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net income	$59	$15	$88	$47
Effect of dilutive securities:
Interest on convertible debt, net of profit sharing and income taxes	2	3	8	6

Net income applicable to common stockholders after assumed conversion for diluted earnings per share	$61	$18	$96	$53

Denominator:
Weighted average shares outstanding for basic earnings per share	275,731	272,218	275,011	256,229
Effect of dilutive securities:
Employee stock options	2,598	3,346	2,536	2,967
Convertible debt	68,605	68,605	68,605	68,605

Adjusted weighted average shares outstanding and assumed conversions for diluted earnings per share	346,934	344,169	346,152	327,801

Shares excluded from EPS calculation (in millions):
Shares issuable upon conversion of our convertible debt since assumed conversion would be antidilutive	—	9.2	—	9.2
Shares issuable upon exercise of outstanding stock options or vesting of restricted stock units since assumed exercise would be antidilutive	22.4	23.0	24.6	24.2
     As of September 30, 2010, a total of approximately 18.0 million shares of our common stock, which were lent to our share borrower pursuant to the terms of our share lending agreement in which we initially loaned 44.9 million shares of our common stock in conjunction with our 2008 $201 million convertible debt issuance, as described more fully in Note 2 to our 2009 Form 10-K, were issued and outstanding for corporate law purposes. Holders of the borrowed shares have all the rights of a holder of our common stock. However, because the share borrower must return all borrowed shares to us (or identical shares or, in certain circumstances of default by the counterparty, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings (loss) per share.
Note 6 – Employee Retirement Plan
     We sponsor a retirement savings 401(k) defined contribution plan, or the Plan, a component of which is a profit sharing plan. All employees are eligible to participate in the Plan. Our contributions expensed for the Plan for the three months ended September 30, 2010 and 2009 were $18 million and $13 million, respectively, and contributions expensed for the Plan for the nine months ended September 30, 2010 and 2009 were $45 million and $36 million, respectively.
Note 7 – Commitments and Contingencies
     In February 2010, we amended our Airbus A320 purchase agreement, deferring six aircraft previously scheduled for delivery in 2011 and 2012 to 2015. This amendment had the effect of reducing our 2010 capital expenditures by $40 million in related predelivery deposits, which will be required to be made in future periods. In August 2010, we cancelled the orders for two EMBRAER 190 aircraft previously scheduled for delivery in 2012. In October 2010, we further amended our Airbus A320 purchase agreement, deferring delivery of 10 aircraft previously scheduled for delivery in 2012 and 2013 to 2016 for a rescheduling fee of $5 million, which was paid and expensed upon execution of the amendment in the fourth quarter of 2010.
     As of September 30, 2010, our firm aircraft orders consisted of 55 Airbus A320 aircraft, 55 EMBRAER 190 aircraft and 14 spare engines scheduled for delivery through 2018. Included the effects of the October 2010 Airbus amendment, committed expenditures for these aircraft, including the related flight equipment and estimated amounts for contractual price escalations and predelivery deposits, are approximately $45 million for the remainder of 2010, $380 million in 2011, $470 million in 2012, $585 million in 2013, $805 million in 2014 and $2.12 billion thereafter.
     In addition to our purchase commitments above, in April 2010, we signed a letter of intent and planned to lease seven used Airbus A320 aircraft from a third party. We subsequently agreed to lease only six aircraft, two of which are now in operation, one more of which has been delivered and is being prepared for operation, and the remaining three of which are scheduled to be delivered during the fourth quarter of 2010. Operating leases were executed for six year terms upon delivery of the first three aircraft, and we expect to execute similar operating leases for the remaining three aircraft upon their delivery.
     As of September 30, 2010, we had approximately $30 million of restricted assets pledged under standby letters of credit related to certain of our leases which will expire at the end of the related lease terms. Additionally, we had $19 million pledged related to our workers compensation insurance policies and other business partner agreements, which will expire according to the terms of the related policies or agreements.
     In March 2010, we announced we will be combining our Darien, CT and Forest Hills, NY corporate offices and relocating to a new corporate headquarters in Long Island City, NY. In September 2010, we executed a lease, subject to certain contingencies as of September 30, 2010, for our new corporate headquarters in Long Island City. Other than this lease commitment, we do not have any material obligations as of September 30, 2010 related to this corporate move, which is currently scheduled to commence in 2012.
Note 8 –Financial Derivative Instruments and Risk Management
     As part of our risk management strategy, we periodically purchase crude, heating oil, or jet fuel option contracts or swap agreements to manage our exposure to the effect of changes in the price and availability of aircraft fuel. Prices for these commodities are normally highly correlated to aircraft fuel, making derivatives of them effective at providing short-term protection against sharp increases in average fuel prices. We also periodically enter into basis swaps for the differential between heating oil and jet fuel, as well as jet fuel swaps, to further limit the variability in fuel prices at various locations. To manage the variability of the cash flows associated with our variable rate debt, we have also entered into interest rate swaps. We do not hold or issue any derivative financial instruments for trading purposes.
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
     Ineffectiveness results, in certain circumstances, when the change in the total fair value of the derivative instrument differs from the change in the value of our expected future cash outlays for the purchase of aircraft fuel and is recognized in interest income and other immediately. Likewise, if a hedge does not qualify for hedge accounting, the periodic changes in its fair values are recognized in interest income and other in the period of the change. When aircraft fuel is consumed and the related derivative contract settles, any gain or loss previously recorded in other comprehensive income is recognized in aircraft fuel expense.
     Our current approach to fuel hedging is to enter into hedges on a discretionary basis without a specific target of hedge percentage needs in order to mitigate the liquidity issues and cap fuel prices, when possible.
     The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of September 30, 2010, related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

	Crude oil cap	Heating oil	Jet fuel swap
	agreements	collars	agreements	Total
Fourth Quarter 2010	—	14%	24%	38%
First Quarter 2011	17%	5%	—	22%
Second Quarter 2011	21%	—	—	21%
Third Quarter 2011	16%	—	—	16%
Fourth Quarter 2011	5%	—	—	5%
     In April 2010, we sold some of our outstanding crude oil cap agreements scheduled to settle in the third and fourth quarter of 2010 back to the original counterparties. We simultaneously entered into jet fuel swap agreements for the same quantity and duration, and as a result maintained the same level of overall hedge positions for these periods. In August 2010, we again sold some of our outstanding crude oil cap agreements scheduled to settle in the fourth quarter of 2010 back to the original counterparties.
     In addition to the positions detailed in the table above, we also had heating oil collars representing an additional 5% of our projected fuel usage for the fourth quarter 2010. These contracts no longer met the hedge accounting criteria; as such, we de-designated them and will adjust their fair value through earnings each period until their original settlement dates.
     We also enter into basis swaps and certain jet fuel swap agreements, which we do not designate as cash flow hedges for accounting purposes and adjust their fair value through earnings each period based on their current fair value.
     Interest rate swaps: The interest rate hedges we had outstanding as of September 30, 2010 effectively swap floating rate for fixed rate, taking advantage of lower borrowing rates in existence at the time of the hedge transaction as compared to the date our original debt instruments were executed. As of September 30, 2010, we had $387 million in notional debt outstanding related to these swaps, which cover certain interest payments through August 2016. The notional amount decreases over time to match scheduled repayments of the related debt.
     All of our outstanding interest rate swap contracts qualify as cash flow hedges in accordance with the Derivatives and Hedging topic of the Codification. Since all of the critical terms of our swap agreements match the debt to which they pertain, there was no ineffectiveness relating to these interest rate swaps in 2010 or 2009, and all related unrealized losses were deferred in accumulated other comprehensive income. We recognized approximately $6 million and $3 million in additional interest expense as the related interest payments were made during the nine months ended September 30, 2010 and 2009, respectively.
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

The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts. Our policy is to offset the liabilities represented by these contracts with any cash collateral paid to the counterparties. We did not have any collateral posted related to our outstanding fuel hedge contracts at September 30, 2010 or December 31, 2009. The table below reflects a summary of our collateral balances (in millions).

	As of
	September 30,	December 31,
	2010	2009

Interest rate derivatives
Cash collateral posted to counterparty offsetting hedge liability in other current liabilities	$28	$17
     The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements. The fair value of those contracts not designated as cash flow hedges was not material at either September 30, 2010 or December 31, 2009 (dollar amounts in millions).

	As of
	September 30,	December 31,
	2010	2009
Fuel derivatives
Asset fair value recorded in prepaid expenses and other	$12	$25
Asset fair value recorded in other long term assets	2	3
Liability fair value recorded in other accrued liabilities	2	—
Longest remaining term (months)	15	18
Hedged volume (barrels, in thousands)	3,315	5,070
Estimated amount of existing gains (losses) expected to be reclassified into earnings in the next 12 months	(4)	12

Interest rate derivatives
Liability fair value recorded in other long term liabilities (1)	28	10
Estimated amount of existing gains (losses) expected to be reclassified into earnings in the next 12 months	(9)	(8)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Fuel derivatives
Hedge effectiveness gains (losses) recognized in aircraft fuel expense	$(6)	$(23)	$(6)	$(121)
Hedge ineffectiveness gains (losses) recognized in other income (expense)	—	—	(2)	—
Gains (losses) of derivatives not qualifying for hedge accounting recognized in other income (expense)	(1)	(2)	(1)	(2)
Hedge gains (losses) of derivatives recognized in comprehensive income, (see Note 4)	13	(1)	(15)	2
Percentage of actual consumption economically hedged	49%	8%	53%	9%

Interest rate derivatives
Hedge gains (losses) of derivatives recognized in comprehensive income, (see Note 4)	(6)	(7)	(18)	(2)

(1)	Gross liability, prior to impact of collateral posted
Note 9 – Fair Value
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
     The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2010 (in millions).

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$428	$—	$—	$428
Restricted cash	61	—	—	61
Investment Securities
Available-for-sale securities	113	—	—	113
Held-to-maturity bonds	553	—	—	553
Aircraft fuel derivatives	—	14	—	14

	$1,155	$14	$—	$1,169

Liabilities
Aircraft fuel derivatives	$—	$2	$—	$2
Interest rate swap	—	—	28	28

	$—	$2	$28	$30

     Refer to Note 3 for fair value information related to our outstanding debt obligations as of September 30, 2010. The following tables reflect the activity for the major classes of our assets and liabilities measured at fair value using level 3 inputs (in millions) for the three and six months ended September 30, 2010:

	Auction	Put Option	Interest
	Rate	related to	Rate
	Securities	ARS	Swaps	Total
Balance as of June 30, 2010	$42	$7	$(22)	$27
Total gains or (losses), realized or unrealized
Included in earnings	7	(7)	2	2
Included in comprehensive income	—	—	(8)	(8)
Purchases, sales, issuances and settlements, net	(49)	—	—	(49)

Balance as of September 30, 2010	$—	$—	$(28)	$(28)

Balance as of December 31, 2009	$74	$11	$(10)	$75
Total gains or (losses), realized or unrealized
Included in earnings	11	(11)	6	6
Included in comprehensive income	—	—	(24)	(24)
Purchases, sales, issuances and settlements, net	(85)	—	—	(85)

Balance as of September 30, 2010	$—	$—	$(28)	$(28)

     Cash and cash equivalents: Our cash and cash equivalents include money market securities and trade deposits and commercial paper which are readily convertible into cash with maturities of three months or less when purchased. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as level 1 within our fair value hierarchy.
     Investment securities: We held various investment securities at September 30, 2010 and December 31, 2009. As of September 30, 2010, we no longer hold any trading securities. When sold, we use a specific identification method to determine the cost of the securities. The carrying value of these investments was as follows (in millions):

	September 30,	December 31,
	2010	2009
Available-for-sale securities
Asset-back securities with maturities within one year	$—	$109
Time deposits with maturities within one year	23	36
Commercial paper with maturities within one year	90	5

	113	150

Held-to-maturity securities
Corporate bonds with maturities within one year	319	22
Corporate bonds with maturities between one and five years	154	—
Government bonds with maturities between one and five years	65	—
Municipal bonds with maturities within one year	15	—

	553	22

Trading securities
Student loan bonds	—	74

Total	$666	$246

     Available-for-sale investment securities: Included in our available-for-sale investment securities are certificate of deposits placed through an account registry service, or CDARS, and commercial paper with original maturities greater than 90 days but less than one year. At December 31, 2009, we also held asset backed securities, which are considered variable rate demand notes with contractual maturities generally greater than ten years with interest reset dates often every 30 days or less. The fair values of these investments are based on observable market data. We did not record any significant gains or losses on these securities during the nine months ended September 30, 2010.
     Held-to-maturity investment securities: Our held-to-maturity investments include various corporate, government, and municipal bonds. Those with original maturities less than twelve months are included in short-term investments on our condensed consolidated balance sheets, and those with original maturities in excess of twelve months are included in long-term investments on our condensed consolidated balance sheets. The fair value of these investments is based on observable market data. We did not record any significant gains or losses on these securities during the nine months ended September 30, 2010.
     Auction rate securities: In July 2010, all outstanding ARS were repurchased at par by UBS in accordance with the settlement agreement with them as described more fully in Note 14 of our 2009 Form 10-K. The proceeds were used to terminate the outstanding balance on the line of credit with UBS. As a result, we no longer hold any trading securities as of September 30, 2010, and the related put option was also terminated upon final sale of the investments. We had elected to apply the fair value option under the Financial Instruments topic for the Codification to the UBS put option in order to closely conform to our treatment of the underlying ARS.
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

     Spectrum license: In 2006, LiveTV acquired an air-to-ground spectrum license in a public auction from the Federal Communications Commission for approximately $7 million. Since its acquisition, the license has been treated as an indefinite lived intangible asset, reflected in other long term assets in our consolidated balance sheets. In late 2007, we unveiled BetaBlue, an Airbus A320 aircraft, which utilized the acquired spectrum in delivering email and internet capabilities to our customers. Since 2007, LiveTV continued to develop this technology, with the intent of making it available on all of our aircraft. However, with the introduction of similar service by competitors, we re-evaluated the long term viability of our planned offering and earlier in 2010, ceased further development of the air-to-ground platform. In September 2010, we announced plans to develop broadband capability, partnering withViaSat and utilizing their advanced satellite technologies. As a result of the change in plans, we evaluated the spectrum license for impairment, which resulted in a loss of approximately $5 million being recorded in other operating expenses during the three months ended September 30, 2010. We determined the $2 million fair value of the spectrum license at September 30, 2010 using a probability weighted cash flow model, which included an income approach for the cash flows associated with the current general aviation business as well as a market approach based on an independent valuation. Since these inputs are not observable, they are classified as level 3 inputs in the hierarchy.
Note 10 – Stockholders’ Equity
     In May 2010, at our annual meeting of stockholders, shareholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the Company’s authorized capital from 500 million common shares to 900 million common shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Outlook
     The economy continued to show signs of improvement and stability in the third quarter of 2010. The relatively stable and generally healthy demand environment has allowed our revenues to grow, while load factors remained flat, and our fares increased. Our average fare for the third quarter increased 12% to $142 over the same period in 2009. Improving yields and capacity reductions by our competitors have enhanced our ability to grow in regions and on routes where we see the most opportunity. We anticipate the current revenue environment will continue throughout the remainder of 2010. Industry consolidation activities have continued through 2010. The merger of United Airlines and Continental became effective in October 2010, and earlier in September low cost carrier Southwest Airlines announced plans to acquire AirTran Airways. We expect to continue to maintain a focus on our long-term sustainable growth goals and build upon the progress we made this year in strengthening our network, maximizing revenues, and focusing on cost control, while enhancing our unique culture.
     We continue our focus on key growth regions, including Boston, New York, the Caribbean and Latin America by building upon our leisure markets, strong visiting friends and relatives, or VFR, travel, and continuing to expand our portfolio of strategic commercial partnerships. We recently have announced plans to increase our presence in San Juan, Puerto Rico and in Boston, where we are the largest carrier, by adding new service and increased frequencies. We believe that optimizing our schedule across our network has both increased our relevance to the business traveler in markets which are heavily business dominant as well as to the leisure and VFR travelers in those markets. We expect that we will continue to diversify our network in order to further grow and strengthen our network.
     We commenced service to Punta Cana, Dominican Republic in May 2010, and have announced plans to begin service to Ronald Reagan National Airport in Washington, DC and Hartford, CT in November 2010 as well as Providenciales, Turks and Caicos in February 2011. Our disciplined overall growth strategy includes managing the size, age, and type of aircraft in our fleet. In doing so, we have made some changes to our aircraft delivery schedule in order to facilitate a slower delivery schedule. In August 2010, we cancelled the orders for two EMBRAER 190 aircraft previously scheduled for delivery in 2012. In October 2010, we further amended our Airbus A320 purchase agreement, deferring delivery of 10 aircraft previously scheduled for delivery in 2012 and 2013 to 2016. With new opportunities, including slots at Washington National and commercial partnerships, we agreed to take delivery of six used Airbus A320 aircraft from a third party, three of which have been delivered and three more of which will be delivered in the fourth quarter of 2010 under the terms of individual operating leases and are in addition to our purchase commitments with Airbus. Including the cancellations, amendment and six used aircraft, we expect our operating aircraft to consist of 116 Airbus A320 aircraft and 45 EMBRAER 190 aircraft at the end of 2010. We have one of the youngest and most fuel efficient fleets in the industry, with an average age of 5.1 years, which we believe gives us a competitive advantage.
     We continue to benefit from our recent investment in a new integrated customer service system, which we implemented in the first quarter of 2010 and which we believe better positions us for our long-term growth. These benefits include increased participation in global distribution systems, or GDS, contributing to higher yielding traffic, additional ancillary revenue opportunities, and facilitating additional commercial partnerships, of which we currently have six. This includes our commercial partnerships with El Al Israel Airlines, which we announced in July 2010.
     We also remain committed to our financial goals, including a commitment to generating positive free cash flow, maintaining an adequate liquidity position, and rigorously focusing on cost control. During the third quarter, we announced an agreement with ViaSat, a leader in satellite technologies, in which we will jointly develop broadband capabilities for use on our aircraft. Following this announcement, we recorded an impairment charge of $6 million related to intangible assets and other costs associated with developing an air-to-ground connectivity capability. As expected, we incurred one time implementation costs associated with our new integrated customer service system earlier in 2010. We have also seen an increase in overall technology infrastructure costs. Additionally, the winter storm season at the beginning of 2010 was more severe than recent years and contributed to higher variable costs. All of these factors pressured our costs per available seat mile, or CASM. Historically, our distribution costs tended to be lower than those of most other airlines on a per unit basis because the majority of our customers book directly through our website or our agents; however, with our new customer service system, real time GDS connectivity has increased the number of bookings through these more expensive channels, which has increased our distribution costs.
     The price and availability of aircraft fuel, which is our single largest operating expense, are extremely volatile due to global economic and geopolitical factors that we can neither control nor accurately predict. Fuel prices have been generally rising in 2010, climbing to levels not seen since the end of 2008. In response, we continue to actively build our portfolio of fuel hedges. We effectively hedged 53% of our total fuel consumption during the first nine months of 2010. As of September 30, 2010, we had outstanding fuel hedge contracts covering approximately 43% of our forecasted consumption for the fourth quarter of 2010, 50% for the full year 2010, and 16% for the full year 2011. We will continue to monitor fuel prices closely and take advantage of fuel hedging opportunities in order to mitigate our liquidity exposure and provide some level of protection against significant volatility and further increases in fuel prices.
     We expect our full-year operating capacity to increase approximately 6% to 8% over 2009 primarily as a result of the maturation of cities added over the past year, as well as the addition of four EMBRAER 190 and six Airbus A320 aircraft to our operating fleet. Revenue per available seat mile, or RASM, is expected to improve between 7% and 10% over 2009. This increase reflects the improving demand and pricing environments, maturation of markets we previously opened, an anticipated positive revenue impact in the fourth quarter related to the expiration of TrueBlue points earned prior to the launch of our improved loyalty program in November 2009, and some improved capabilities in the later part of the year associated with our new customer service system. Assuming fuel prices of $2.30 per gallon, including fuel taxes and net of effective hedges, our cost per available seat mile for 2010 is expected to increase by 7% to 9% over 2009. This expected increase includes the result of higher fuel prices, higher overall technology infrastructure costs, higher salaries and wages due to the pilot wage increases implemented in June of 2009, and higher maintenance costs. This increase also includes the one-time costs associated with transitioning to our new customer service system, the impairment charge related to our inflight connectivity, and a $5 million rescheduling fee associated with the amendment to our Airbus purchase agreement in October 2010.
Results of Operations
     Our operating revenue per available seat mile for the quarter increased 11% over the same period in 2009. Our average fares for the quarter increased 12% over 2009 to $141.79, while our load factor increased 0.9 points to 84.6% from a year ago. Our on-time performance, defined by the Department of Transportation, or DOT, as arrival within 14 minutes of schedule, was 76.9% in the third quarter of 2010 compared to 78.7% for the same period in 2009, while our completion factor was 99.2% and 98.8% in 2010 and 2009, respectively.
Three Months Ended September 30, 2010 and 2009
     We reported net income of $59 million for the three months ended September 30, 2010, compared to $15 million for the three months ended September 30, 2009. Diluted earnings per share were $0.18 for the third quarter of 2010 compared to $0.05 for 2009. Our operating income for the three months ended September 30, 2010 was $140 million compared to $66 million for the same period last year, and our pre-tax margin increased 6.7 points from 2009 to 9.4%.
     Operating Revenues. Operating revenues increased 21%, or $176 million, over the same period in 2009, primarily due to a 22%, or $168 million, increase in passenger revenues. The increase in passenger revenues was largely attributable to an 8% increase in capacity along with an 11% increase in yield over the third quarter of 2009. This includes the positive impact of improved pricing capabilities and increased participation in GDSs as a result of our new customer service system. Additionally, our Even More Legroom fees increased approximately $2 million.

     Other revenue increased 8%, or $8 million, primarily due to a $3 million increase in marketing related revenues, a $2 million increase in LiveTV third party revenues, and increases in baggage and other ancillary fees.
     Operating Expenses. Operating expenses increased 13%, or $102 million, over the same period in 2009, primarily due to higher fuel prices, increased salaries, wages, and benefits, higher technology related operating expenses, increased sales and marketing expenses due to higher fares and increased GDS participation, a one time impairment charge, and increased maintenance costs. Operating capacity increased 8% to 9.10 billion available seat miles. Operating expenses per available seat mile increased 4% to 9.78 cents for the three months ended September 30, 2010. Excluding fuel, our cost per available seat mile for the three months ended September 30, 2010 was 3% higher compared to the same period in 2009. In detail, operating costs per available seat mile were as follows (percent changes are based on unrounded numbers):

	Three Months Ended
	September 30,		Percent
	2010	2009	Change
	(in cents)
Operating expenses:
Aircraft fuel	3.21	3.04	5.7%
Salaries, wages and benefits	2.49	2.36	5.6%
Landing fees and other rents	.67	.68	(0.5)%
Depreciation and amortization	.60	.70	(14.3)%
Aircraft rent	.35	.37	(7.1)%
Sales and marketing	.51	.45	13.0%
Maintenance materials and repairs	.48	.48	(0.7)%
Other operating expenses	1.47	1.32	11.8%

Total operating expenses	9.78	9.40	4.1%

     Aircraft fuel expense increased 15%, or $37 million, due to a 6% increase in average fuel cost per gallon, or $15 million after the impact of fuel hedging, and an increase of 11 million gallons of aircraft fuel consumed, resulting in $22 million in additional fuel expense. We recorded $6 million in effective fuel hedge losses during the third quarter of 2010 versus $23 million in effective fuel hedge losses during the same period in 2009. Our average fuel cost per gallon was $2.26 for the third quarter of 2010 compared to $2.14 for the third quarter of 2009. Cost per available seat mile increased 6% primarily due to the increase in fuel price.
     Salaries, wages and benefits increased 15%, or $28 million, primarily due to an increase in full-time equivalent employees, an increase in discretionary profit sharing, rising health care costs, and increases in wages and related benefits for various work groups receiving pay increases during 2010. Cost per available seat mile increased 6% primarily due to an increase in full-time equivalent employees.
     Landing fees and other rents increased 8%, or $5 million, due to a 6% increase in departures over 2009 and an increase in landing fee and airport rental rates.
     Depreciation and amortization decreased 7%, or $5 million, primarily due to our purchased technology becoming fully amortized in late 2009. This decrease was offset by having an average of 98 owned and capital leased aircraft in 2010 compared to 96 in 2009 and increased software amortization related to our new customer service system.

     Sales and marketing expense increased 23%, or $9 million, due to $5 million in higher credit card fees resulting from the increased average fares, $2 million in higher commissions in 2010 related to our increased participation in GDSs and online travel agencies and $2 million in higher advertising costs. On a cost per available seat mile basis, sales and marketing expense increased 13% primarily due to increased fares and distribution costs resulting from the enhanced capabilities of our new customer service system.
     Maintenance, materials, and repairs increased 8%, or $4 million, due to two additional average operating aircraft in 2010, compared to the same period in 2009 and the gradual aging of our fleet. The average age of our fleet increased to 5.1 years as of September 30, 2010 compared to 4.1 years as of September 30, 2009. Maintenance expense is expected to increase significantly as our fleet ages, resulting in the need for additional repairs over time.
     Other operating expenses increased 21%, or $24 million, primarily due to technology infrastructure related costs and a one time $6 million impairment expense related to the intangible assets and other costs associated with developing an air to ground connectivity capability by our LiveTV subsidiary. Variable costs increased as a result of 6% more departures versus 2009, and operating out of five additional cities opened since the third quarter of 2009. Cost per available seat mile increased 12% primarily due to technology infrastructure related costs and the one time impairment charge.
     Other Income (Expense). Interest expense decreased 11%, or $5 million, primarily due to lower interest rates and lower principal balances.
     Interest income and other decreased $4 million, primarily due to a $3 million gain recorded in 2009 related to the valuation of our auction rate securities, or ARS, and related put option. Accounting ineffectiveness on our crude and heating oil derivative instruments classified as cash flow hedges was immaterial in 2010, compared to a loss of $2 million in 2009. We are unable to predict what the amount of ineffectiveness will be related to these instruments, or the potential loss of hedge accounting, which is determined on a derivative-by-derivative basis, due to the volatility in the forward markets for these commodities.
Nine Months Ended September 30, 2010 and 2009
     We reported net income of $88 million for the nine months ended September 30, 2010, compared to $47 million for the nine months ended September 30, 2009. Diluted earnings per share were $0.28 for the nine months ended September 30, 2010 compared to $0.16 for the same period in 2009. Our operating income for the nine months ended September 30, 2010 was $276 million compared to $215 million for the same period last year, and our pre-tax margin increased 1.9 points from 2009 to 5.1%.
     Operating Revenues. Operating revenues increased 16%, or $385 million, over the same period in 2009, primarily due to a 17%, or $376 million, increase in passenger revenues. The increase in passenger revenues was largely attributable to a 7% increase in capacity along with an 8% increase in yield over the first three quarters of 2009, amounts which include capacity reductions during the initial cutover period to our new customer service system in the first quarter of 2010. Additionally, we had a $10 million increase in Even More Legroom fees as a result of increased capacity and revised pricing.
     Other revenue increased 3%, or $9 million, primarily due to an $11 million increase in marketing related revenues, $3 million in higher LiveTV third party revenues, and a $4 million increase in baggage fees, offset by a $6 million reduction in change fees as a result of several change fee waivers during the first half of 2010 in conjunction with our new system migration and a $3 million reduction in rental income.

     Operating Expenses. Operating expenses increased 14%, or $324 million, over the same period in 2009, primarily due to higher fuel prices and an increase in other operating expenses including the one time implementation related expenses related to our new customer service system and overall higher technology infrastructure costs. Additionally, operating expenses increased due to higher salaries, wages, and benefits related to pilot pay increases implemented in mid 2009, increased sales and marketing expenses due to higher fares and increased GDS participation, a one time impairment charge, and increased maintenance costs. Operating capacity increased 7% to 26.21 billion available seat miles, despite capacity reductions during our initial cutover period to our new customer service system. Operating expenses per available seat mile increased 7% to 9.78 cents for the nine months ended September 30, 2010. Excluding fuel, our cost per available seat mile for the nine months ended September 30, 2010 was 7% higher compared to the same period in 2009. In detail, operating costs per available seat mile were as follows (percent changes are based on unrounded numbers):

	Nine Months Ended
	September 30,		Percent
	2010	2009	Change
	(in cents)
Operating expenses:
Aircraft fuel	3.15	2.90	8.5%
Salaries, wages and benefits	2.53	2.34	8.1%
Landing fees and other rents	.66	.65	1.1%
Depreciation and amortization	.63	.69	(8.8)%
Aircraft rent	.36	.39	(8.2)%
Sales and marketing	.50	.46	7.7%
Maintenance materials and repairs	.47	.45	4.3%
Other operating expenses	1.48	1.23	21.1%

Total operating expenses	9.78	9.11	7.3%

     Aircraft fuel expense increased 16%, or $112 million, due to an 8% increase in average fuel cost per gallon, or $64 million after the impact of fuel hedging, and an increase of 24 million gallons of aircraft fuel consumed, resulting in $48 million in additional fuel expense. We recorded $6 million in effective fuel hedge losses during 2010 versus $121 million in effective fuel hedge losses during 2009. Our average fuel cost per gallon was $2.25 for the nine months ended September 30, 2010 compared to $2.08 for the same period in 2009. Cost per available seat mile increased 9% primarily due to the increase in fuel price.
     Salaries, wages and benefits increased 15%, or $88 million, primarily due to an increase in full-time equivalent employees, increased wages and related benefits under our pilot employment agreements implemented in June 2009, and an increase in discretionary profit sharing. We also incurred an additional $8 million associated with higher staffing levels related to the implementation of our new customer service system. Cost per available seat mile increased 8% primarily due to an increase in full-time equivalent employees.
     Landing fees and other rents increased 8%, or $13 million, due to a 4% increase in departures over 2009 and an increase in landing fee and airport rental rates associated with expanded operations in certain markets.
     Depreciation and amortization decreased 3%, or $5 million. We had an average of 97 owned and capital leased aircraft in 2010 compared to 93 in 2009 and increased software amortization related to our new customer service system. This increase in depreciation was offset by our purchased technology becoming fully amortized in late 2009. Cost per available seat mile decreased 9% due to increased capacity.

     Sales and marketing expense increased 15%, or $17 million, due to $11 million in higher credit card fees resulting from increased average fares and $9 million in higher commissions in 2010 related to our increased participation in GDSs and OTAs offset by $3 million in lower advertising costs. On a cost per available seat mile basis, sales and marketing expense increased 8% primarily due to increased fares and distribution costs resulting from the enhanced capabilities of our new customer service system.
     Maintenance, materials, and repairs increased 11%, or $13 million, due to four additional average operating aircraft in 2010 compared to the same period in 2009 and the gradual aging of our fleet. The average age of our fleet increased to 5.1 years as of September 30, 2010 compared to 4.1 years as of September 30, 2009. Maintenance expense is expected to increase significantly as our fleet ages, resulting in the need for additional repairs over time. Cost per available seat mile increased 4% primarily due to the gradual aging of our fleet.
     Other operating expenses increased 29%, or $88 million, primarily due to increased costs related to the implementation of our new customer service system and a $6 million one time impairment expense related to the intangible assets and other costs associated with developing an air to ground connectivity capability by our LiveTV subsidiary. We incurred approximately $13 million in one time, non-recurring implementation of our new customer service system related expenses as well as higher other technology infrastructure related costs. Additionally, variable costs increased as a result of 4% more departures versus 2009, a severe winter storm season, and operating out of eight additional cities opened throughout 2009. Other operating expenses were offset in 2009 by $11 million for certain tax incentives and $1 million in gains on sales of aircraft. Cost per available seat mile increased 21% primarily due to the implementation costs associated with our new customer service system.
     Other Income (Expense). Interest expense decreased 9%, or $13 million, primarily due to lower interest rates and a lower principal balance of debt outstanding.
     Interest income and other decreased $4 million primarily due to a $1 million loss recorded in 2009 related to the valuation of our ARS and related put option and lower interest rates earned on investments in 2010. Accounting ineffectiveness on our crude and heating oil derivative instruments classified as cash flow hedges was a loss of $2 million in 2010, compared to a loss of $2 million in 2009. We are unable to predict what the amount of ineffectiveness will be related to these instruments, or the potential loss of hedge accounting, which is determined on a derivative-by-derivative basis, due to the volatility in the forward markets for these commodities.
     The following table sets forth our operating statistics for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended				Nine Months Ended
	September 30,		Percent		September 30,		Percent
	2010	2009	Change		2010	2009	Change
Operating Statistics:
Revenue passengers (thousands)	6,573	6,011	9.3		18,215	16,993	7.2
Revenue passenger miles (millions)	7,699	7,027	9.6		21,295	19,612	8.6
Available seat miles (ASMs) (millions)	9,102	8,391	8.5		26,214	24,570	6.7
Load factor	84.6%	83.7%	0.9	pts.	81.2%	79.8%	1.4	pts.
Aircraft utilization (hours per day)	12.0	11.5	4.7		11.9	11.8	0.9

Average fare	$141.79	$127.04	11.6		$140.92	$128.92	9.3
Yield per passenger mile (cents)	12.10	10.87	11.4		12.05	11.17	7.9
Passenger revenue per ASM (cents)	10.24	9.10	12.5		9.79	8.92	9.8
Operating revenue per ASM (cents)	11.32	10.19	11.1		10.83	9.99	8.4
Operating expense per ASM (cents)	9.78	9.40	4.1		9.78	9.11	7.3
Operating expense per ASM, excluding fuel (cents)	6.57	6.36	3.4		6.63	6.21	6.7
Airline operating expense per ASM (cents) (1)	9.53	9.13	4.4		9.56	8.87	7.8

Departures	58,935	55,420	6.3		169,504	163,319	3.8
Average stage length (miles)	1,103	1,081	2.1		1,102	1,071	2.9
Average number of operating aircraft during period	153.4	151.0	1.6		151.8	146.9	3.3
Average fuel cost per gallon	$2.26	$2.14	5.6		$2.25	$2.08	8.4
Fuel gallons consumed (millions)	130	119	8.5		367	343	6.8
Full-time equivalent employees at period end (1)					10,669	10,246	4.1

(1)	Excludes operating expenses and employees of LiveTV, LLC, which are unrelated to our airline operations.
Liquidity and Capital Resources
     At September 30, 2010, we had unrestricted cash and cash equivalents of $498 million and short term investments of $447 million compared to cash and cash equivalents of $896 million and short term investments of $240 million at December 31, 2009. Cash flows from operating activities were $490 million and $357 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in operating cash flows reflects the 9% increase in average fares and the 8% higher price of fuel in 2010 compared to 2009. We rely primarily on operating cash flows to provide working capital.
     Investing Activities. During the nine months ended September 30, 2010, capital expenditures related to our purchase of flight equipment included $111 million for three aircraft and five spare engines, $35 million for flight equipment deposits and $12 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases, facilities improvements, and LiveTV inventory, were $75 million. Investing activities also included the net purchase of $417 million in investment securities.
     During the nine months ended September 30, 2009, capital expenditures related to our purchase of flight equipment included $303 million for 11 aircraft and two spare engines, $19 million for flight equipment deposits and $8 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements, were $61 million. Proceeds from the sale of two aircraft were $58 million. Investing activities also included $54 million in proceeds from the sale of certain auction rate securities.

     Financing Activities. Financing activities for the nine months ended September 30, 2010 consisted of (1) the required repurchase of $156 million of our 3.75% convertible debentures due 2035, (2) the net repayment of $56 million on our line of credit collateralized by our ARS, (3) scheduled maturities of $122 million of debt and capital lease obligations, (4) our issuance of $71 million in fixed rate equipment notes and $22 million in non-public floating rate equipment notes secured by three EMBRAER 190 aircraft and five spare engines, and (5) reimbursement of construction costs incurred for Terminal 5 of $12 million.
     We currently have an automatic shelf registration statement on file with the SEC relating to our sale, from time to time, of one or more public offerings of debt securities, pass-through certificates, common stock, preferred stock and/or other securities. The net proceeds of any securities we sell under this registration statement may be used to fund working capital and capital expenditures, including the purchase of aircraft and construction of facilities on or near airports. Through September 30, 2010, we have not issued any securities under this registration statement. At this time, we have no plans to sell securities under this registration statement.
     Financing activities for the nine months ended September 30, 2009 consisted of (1) our issuance of $201 million of 6.75% convertible debentures, raising net proceeds of approximately $197 million, (2) our public offering of approximately 26.5 million shares of common stock for approximately $109 million in net proceeds, (3) our issuance of $143 million in fixed rate equipment notes and $102 million in floating rate equipment notes to banks secured by three Airbus A320 aircraft and six EMBRAER 190 aircraft, (4) paying down a net of $107 million on our lines of credit collateralized by our ARS, (5) scheduled maturities of $110 million of debt and capital lease obligations, (6) the repurchase of $20 million principal amount of 3.75% convertible debentures due 2035 for $20 million, and (7) reimbursement of construction costs incurred for our new terminal at JFK of $42 million.
     Working Capital. We had working capital of $186 million and $369 million at September 30, 2010 and December 31, 2009, respectively. Our working capital includes the fair value of our short term fuel hedge derivatives, which was an asset of $10 million and $25 million, at September 30, 2010 and December 31, 2009, respectively.
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
Contractual Obligations
     Our noncancelable contractual obligations at September 30, 2010, include the following (in millions):

	Payments due in
	Total	2010	2011	2012	2013	2014	Thereafter
Long-term debt and capital lease obligations (1)	$3,852	$95	$307	$301	$491	$693	$1,965
Lease commitments	1,785	54	207	186	159	161	1,018
Flight equipment obligations	4,405	45	380	470	585	805	2,120
Financing obligations and other (2)	5,357	81	229	278	294	306	4,169

Total	$15,399	$275	$1,123	$1,235	$1,529	$1,965	$9,272

(1)	Includes actual interest and estimated interest for floating-rate debt based on September 30, 2010 rates.

(2)	Amounts include noncancelable commitments for the purchase of goods and services.
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
     As of September 30, 2010, we operated a fleet of 112 Airbus A320 aircraft and 43 EMBRAER 190 aircraft, of which 94 were owned, 57 were leased under operating leases and four were leased under capital leases. We also owned one and leased one additional aircraft which we took delivery of at the end of September 2010 but which were not yet placed in service. The average age of our operating fleet was 5.1 years at September 30, 2010. In February 2010, we amended our Airbus A320 purchase agreement, deferring six aircraft previously scheduled for delivery in 2011 and 2012 to 2015. In October 2010, we again amended our Airbus A320 purchase agreement, deferring 10 aircraft previously scheduled for delivery in 2012 and 2013 to 2016. In August 2010, we cancelled the orders for two EMBRAER 190 aircraft previously scheduled for delivery in 2012. As of September 30, 2010, including the effects of these amendments, we had on order 55 Airbus A320 aircraft and 55 EMBRAER 190 aircraft; with options to acquire eight additional Airbus A320 aircraft and 68 additional EMBRAER 190 aircraft as follows:

	Firm			Option
	Airbus	EMBRAER		Airbus	EMBRAER
Year	A320	190	Total	A320	190	Total
Remainder of 2010	—	1	1	—	—	—
2011	4	5	9	—	—	—
2012	7	4	11	—	8	8
2013	7	7	14	—	10	10
2014	12	7	19	4	10	14
2015	15	7	22	4	10	14
2016	10	8	18	—	10	10
2017	—	8	8		10	10
2018	—	8	8	—	10	10

	55	55	110	8	68	76

     In addition to the above aircraft on order, we expect to lease three more used Airbus A320 aircraft during the remainder of 2010.

     Committed expenditures for our 110 firm aircraft and 14 spare engines include estimated amounts for contractual price escalations and predelivery deposits. Debt financing has been arranged for our remaining firm aircraft delivery scheduled for 2010 and for our 2011 firm aircraft deliveries, and lease financing is being arranged for our used aircraft deliveries expected in 2010. Although we believe that debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot give assurance that we will be able to secure financing on terms attractive to us, if at all, which may require us to modify our aircraft acquisition plans. Capital expenditures for facility improvements, spare parts, and ground purchases are expected to be approximately $40 million for the remainder of 2010.
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
Off-Balance Sheet Arrangements
     None of our operating lease obligations are reflected on our balance sheet. Although some of our aircraft lease arrangements are variable interest entities, as defined in the Consolidations topic of the Codification, none of them require consolidation in our financial statements. The decision to finance these aircraft through operating leases rather than through debt was based on the cost and availability of capital, an analysis at the time of the cash flows and tax consequences of each option and a consideration of our liquidity requirements. We are responsible for all maintenance, insurance and other costs associated with operating these aircraft; however, we have not made any residual value or other guarantees to our lessors.
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
     Aircraft Fuel. As of September 30, 2010, we had hedged approximately 43% of our expected remaining 2010 fuel requirements using jet fuel swaps and heating oil collars. Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the September 30, 2010, cost per gallon of fuel, including the effects of our fuel hedges. Based on our projected twelve month fuel consumption, such an increase would result in an increase to annual aircraft fuel expense of approximately $112 million, compared to an estimated $90 million for 2009 measured as of September 30, 2009. See Note 8 to our unaudited condensed consolidated financial statements for additional information.
     Fixed Rate Debt. On September 30, 2010, our $324 million aggregate principal amount of convertible debt had an estimated fair value of $436 million, based on quoted market prices.

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
     In connection with the preparation of this Report, our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2010.
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the fiscal quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     The following is an update to Item 1A-Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2009, or our 2009 Form 10-K, which was updated by Item 1A in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, or June 2010 Form 10-Q. For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to our 2009 Form 10-K and our June 2010 Form 10-Q.
Risks Related to JetBlue
     We may be subject to unionization, work stoppages, slowdowns or increased labor costs; recent changes to the labor laws may make unionization easier to achieve.
     Our business is labor intensive and, unlike most airlines, we have a non-union workforce. The unionization of any our employees could result in demands that may increase our operating expenses and adversely affect our financial condition and results of operations. Any of the different crafts or classes of our employees could unionize at any time, which would require us to negotiate in good faith with the employee group’s certified representative concerning a collective bargaining agreement. Further, the National Mediation Board changes to its election procedures permitting a majority of those voting to elect to unionize (from a majority of those in the craft or class) became effective in July 2010. These rule changes fundamentally alter the manner in which labor groups have been able to organize in our industry since the inception of the Railway Labor Act. Ultimately, if we and a newly elected representative were unable to reach agreement on the terms of a collective bargaining agreement and all of the major dispute resolution processes of the Railway Labor Act were exhausted, we could be subject to work slowdowns or stoppages. In addition, we may be subject to disruptions by organized labor groups protesting our non-union status. Any of these events would be disruptive to our operations and could harm our business.
     We rely heavily on automated systems to operate our business; any failure of these systems could harm our business.
     We are dependent on automated systems and technology to operate our business, enhance customer service and achieve low operating costs. The performance and reliability of our automated systems is critical to our ability to operate our business and compete effectively. These systems include our computerized airline reservation system, flight operations system, telecommunications systems, website, maintenance systems, check-in kiosks and in-flight entertainment systems. Our website and reservation system must be able to accommodate a high volume of traffic and deliver important flight information. These systems require upgrades or replacement periodically, which involve implementation and other operational risks. Our business may be harmed if we fail to operate, replace or upgrade systems successfully.
     We rely on the providers of our current automated systems for technical support. If the current provider were to fail to adequately provide technical support for any one of our key existing systems or if new or updated components were not integrated smoothly, we could experience service disruptions, which, if they were to occur, could result in the loss of important data, increase our expenses, decrease our revenues and generally harm our business and reputation. Furthermore, our automated systems cannot be completely protected against events that are beyond our control, including natural disasters, computer viruses or telecommunications failures. Substantial or sustained system failures could impact customer service and result in our customers purchasing tickets from other airlines. We have implemented security measures and change control procedures and have disaster recovery plans; however, we cannot assure you that these measures are adequate to prevent disruptions, which, if they were to occur, could result in the loss of important data, increase our expenses, decrease our revenues and generally harm our business and reputation.

Item 5.	Other Information.
     In September 2010, JetBlue entered into a sublease agreement with Metropolitan Life Insurance Company (“MetLife”) to sublease space for our new headquarters. Effectiveness of the sublease is subject to certain contingencies. The sublease covers approximately 217,233 square feet of office space in the building located at 27-01 Queens Plaza North in Long Island City, New York. The sublease expires in June 2023. There is no material relationship between JetBlue or its affiliates and MetLife. A redacted copy of the sublease is attached to this Quarterly Report on Form 10-Q as Exhibit 10.30.

Item 6.	Exhibits.
     Exhibits: See accompanying Exhibit Index included after the signature page of this report for a list of the exhibits filed or furnished with this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION (Registrant)
Date: October 26, 2010	By:	/s/ DONALD DANIELS
Vice President, Controller and Chief
Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit
10.3(s)**	Side letter No. 28 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated August 31, 2010.

10.17(j)**	Amendment No. 10 to Purchase Agreement DCT-025/2003, dated as of September 10, 2010, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation.

10.30**	Sublease by and between JetBlue Airways Corporation and Metropolitan Life Insurance Company.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32	Certification Pursuant to Section 1350, furnished herewith.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

**	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the SEC.