Form 10-K/A
period 2009-12-31
JETBLUE AIRWAYS CORP
filed 2011-02-07
CIK 1158463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of JetBlue Airways Corporation for the year ended December 31, 2009 originally filed with the Securities and Exchange Commission on February 5, 2010, is being filed to restate our consolidated financial statements and other financial information to properly account for the expiration of points and awards in the Company’s customer loyalty program, TrueBlue. Management determined certain financial amounts reflected in Items 6, 7 and 8 as well as Exhibit 12.1 to our originally filed Form 10-K needed to be restated to reflect this adjustment. The amended items have been amended and restated in their entirety. Other than as described below, no other changes have been made to the original Form 10-K.

As more fully described in Note 18 to our consolidated financial statements, in connection with our fourth quarter of 2010 analysis of the winding down of the liability for TrueBlue points and awards outstanding when our original TrueBlue program was replaced, management concluded in January 2011 that there was an error in accounting for certain points and awards that had expired prior to the launch of our new program. As a result of this accounting error, revenue, net income, earnings per share and retained earnings were all understated in previously reported consolidated financial statements for the years ended 2007, 2008, and 2009. The impact on our consolidated balance sheets was primarily an understatement to retained earnings offset by an overstatement of air traffic liability. There was no impact to previously reported total cash flows from operations, investing or financing activities. We also corrected smaller errors related to the calculation of interest expense, and have included these corrections in our consolidated financial results in this Form 10-K/A.

As a result of this restatement, we have revised Item 9A, Controls and Procedures, and have included new certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 as reflected in Exhibits 31.1, 31.2, and 32.1. In addition, we have also included revised reports of our independent registered public accounting firm, Ernst and Young, LLP as well as a revised Exhibit 23, Consent of Independent Registered Public Accounting Firm.

Additionally, as required, we adopted a new accounting treatment for our own share-lending arrangement on a retrospective basis effective January 1, 2010 as discussed in Note 1 to our consolidated financial statements. The effects of this retrospective adoption are included in our consolidated financial results in this Form 10-K/A.

Except as set forth above, this Form 10-K/A does not modify or update other disclosures in the original Form 10-K, including the nature and character of such disclosure to reflect events occurring after the filing date of the original Form 10-K. While we are amending only certain portions of our Form 10-K, for convenience and ease of reference, we are filing the entire Form 10-K, except for certain exhibits. The disclosures in this amendment do not reflect events occurring after the filing of the original Form 10-K. Accordingly, this amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the originally filed Form 10-K, including any amendments to those filings, as information in such filings may update or supersede certain information contained in those filings as well as in this amendment.

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

Low Operating Costs.  Our cost structure has allowed us to offer fares lower than many of our competitors. For the year ended December 31, 2009, our cost per available seat mile, excluding fuel, of 6.33 cents is among the lowest reported by all other major U.S. airlines. Some of the factors that contribute to our competitive unit costs are:

•	High aircraft utilization. By scheduling and operating our aircraft efficiently, we are able to spread our fixed costs over a greater number of flights and available seat miles. For the year ended December 31, 2009, our aircraft operated an average of 11.5 hours per day, which we believe is the highest among all major U.S. airlines. Our airport operations allow us to schedule our aircraft with minimum ground time.

•	Low distribution costs. Our distribution costs are low for several reasons. Although most airlines use electronic tickets in some capacity, electronic tickets are our only form of tickets, saving paper, postage, employee time and back-office processing expense. Additionally, a majority of our sales are booked through our website, www.jetblue.com, which is our least expensive form of distribution.

.•	Productive workforce. Our employee efficiency results from flexible and productive work rules, effective use of part-time employees and the use of technology to automate tasks. For example, most of our reservation agents work from their homes, providing better scheduling flexibility and allowing employees to customize their schedules. We are continually looking for ways to make our workforce more efficient through the use of technology without compromising our commitment to customer service.

•	New and efficient aircraft. We maintain a fleet consisting of only two types of aircraft, the Airbus A320 and the EMBRAER 190, which, with an average age of only 4.3 years, is the youngest fleet of any major U.S. airline. We believe that operating a young fleet having the latest technologies results in our aircraft being more efficient and dependable than older aircraft. We operate the world’s largest fleet of Airbus A320 aircraft, and have the best dispatch reliability of all U.S major Airbus A320 aircraft operators. Operating only two types of aircraft, both of which are newer aircraft types, results in cost savings over our competitors (who generally operate more aircraft types) as maintenance processes are simplified, spare parts inventory requirements are reduced, scheduling is simplified and training costs are lower.

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

We have an agreement with American Express under which it issues co-branded credit cards allowing cardmembers to earn TrueBlue points. Every time JetBlue Card or JetBlue Business Card holders from American Express earn the equivalent of one TrueBlue point or purchase and complete travel on JetBlue before their points expire, all of the points in their TrueBlue account are extended for another 12 months. We also have an agreement with American Express allowing its cardholders to convert their Membership Reward points into TrueBlue points. We intend to pursue other loyalty partnerships in the future.

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

As of December 31, 2009, including the effects of the various 2009 amendments and the 2010 Airbus A320 amendment, we had on order 115 aircraft, which are scheduled for delivery through 2018 , with options to acquire 82 aircraft. We have the right to cancel five firm EMBRAER 190 deliveries in 2012 or later, provided no more than two deliveries are canceled in any one year. Our aircraft delivery schedule is as follows:

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

ITEM 6.	SELECTED FINANCIAL DATA (RESTATED)

The following financial information for the five years ended December 31, 2009 has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report.

	Year Ended December 31,
	2009		2008	2007	2006	2005
	(in millions, except per share data)

Statements of Operations Data:
Operating revenues	$3,292		$3,392	$2,843	$2,364	$1,701
Operating expenses:
Aircraft fuel and related taxes	945		1,397	968	786	514
Salaries, wages and benefits (1)	776		694	648	553	428
Landing fees and other rents	213		199	180	158	112
Depreciation and amortization (2)	228		205	176	151	115
Aircraft rent	126		129	124	103	74
Sales and marketing	151		151	121	104	81
Maintenance materials and repairs	149		127	106	87	64
Other operating expenses (3)	419		377	350	294	265

Total operating expenses	3,007		3,279	2,673	2,236	1,653

Operating income	285		113	170	128	48
Other income (expense) (4)	(181)		(202)	(139)	(129)	(79)

Income (loss) before income taxes	104		(89)	31	(1)	(31)
Income tax expense (benefit)	43		(5)	19	6	(6)

Net income (loss)	$61		$(84)	$12	$(7)	$(25)

Earnings (loss) per common share:
Basic	$0.24		$(0.37)	$0.07	$(0.04)	$(0.16)
Diluted	$0.21		$(0.37)	$0.06	$(0.04)	$(0.16)

Other Financial Data:
Operating margin	8.6%		3.3%	6.0%	5.4%	2.8%
Pre-tax margin	3.2%		(2.6)%	1.1%	(0.1)%	(1.8)%
Ratio of earnings to fixed charges (5)	1.33	x	—	—	—	—
Net cash provided by (used in) operating activities	$486		$(17)	$358	$274	$170
Net cash used in investing activities	(457)		(247)	(734)	(1,307)	(1,276)
Net cash provided by financing activities	306		635	556	1,037	1,093

(1)	In 2005, we recorded $7 million in non-cash stock-based compensation expense related to the acceleration of certain employee stock options.

(2)	In 2008, we wrote-off $8 million related to our temporary terminal facility at JFK.

(3)	In 2009, 2008, 2007, and 2006, we sold two, nine, three, and five aircraft, respectively, which resulted in gains of $1 million, $23 million, $7 million, and $12 million, respectively. In 2005, we wrote-off $6 million in development costs relating to a maintenance and inventory tracking system that was not implemented.

(4)	In 2008, we recorded $13 million in additional interest expense related to the early conversion of a portion of our 5.5% convertible debentures due 2038 and $14 million in interest income related to the gain on extinguishment of debt. In December 2008, we recorded a holding loss of $53 million related to the valuation of our auction rate securities.

(5)	Earnings were inadequate to cover fixed charges by $135 million, $11 million, $27 million and $46 million for the years ended December 31, 2008, 2007, 2006, and 2005, respectively.

	As of December 31,
	2009	2008	2007	2006	2005
	(in millions)

Balance Sheet Data:
Cash and cash equivalents	$896	$561	$190	$10	$6
Investment securities	246	244	611	689	476
Total assets	6,549	6,018	5,592	4,839	3,890
Total debt	3,304	3,144	3,022	2,804	2,281
Common stockholders’ equity	1,546	1,270	1,050	972	937

	Year Ended December 31,
	2009	2008	2007	2006	2005

Operating Statistics (unaudited):
Revenue passengers (thousands)	22,450	21,920	21,387	18,565	14,729
Revenue passenger miles (millions)	25,955	26,071	25,737	23,320	20,200
Available seat miles (ASMs)(millions)	32,558	32,442	31,904	28,594	23,703
Load factor	79.7%	80.4%	80.7%	81.6%	85.2%
Aircraft utilization (hours per day)	11.5	12.1	12.8	12.7	13.4
Average fare	$130.67	$139.56	$123.28	$119.75	$110.03
Yield per passenger mile (cents)	11.30	11.73	10.24	9.53	8.02
Passenger revenue per ASM (cents)	9.01	9.43	8.26	7.77	6.84
Operating revenue per ASM (cents)	10.11	10.45	8.91	8.27	7.18
Operating expense per ASM (cents)	9.24	10.11	8.38	7.82	6.98
Operating expense per ASM, excluding fuel (cents)	6.33	5.80	5.34	5.07	4.81
Airline operating expense per ASM (cents)(6)	8.99	9.87	8.27	7.76	6.91
Departures	215,526	205,389	196,594	159,152	112,009
Average stage length (miles)	1,076	1,120	1,129	1,186	1,358
Average number of operating aircraft during period	148.0	139.5	127.8	106.5	77.5
Average fuel cost per gallon, including fuel taxes	$2.08	$3.08	$2.18	$2.08	$1.70
Fuel gallons consumed (millions)	455	453	444	377	303
Full-time equivalent employees at period end(6)	10,704	9,895	9,909	9,265	8,326

(6)	Excludes results of operations and employees of LiveTV, LLC, which are unrelated to our airline operations and are immaterial to our consolidated operating results.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED)

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

In 2009, we reported net income of $61 million and an operating margin of 8.6%, as compared to a net loss of $84 million and an operating margin of 3.3% in 2008. The year-over-year improvement in our financial performance was primarily a result of a 33% decrease in our realized fuel price and a net $53 million holding loss related to the valuation of our auction rate securities, or ARS, in 2008.

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

Our disciplined growth begins with managing the growth, size and age of our fleet. In 2009, in response to continuing uncertain economic conditions, we continued to carefully manage the size of our fleet. As a result, aircraft capital expenditures were significantly reduced from previous years. We modified our Airbus A320 purchase agreement in July resulting in the deferral of three aircraft previously scheduled for delivery in 2010 to 2011 and canceling six options to purchase aircraft at a future date. We also modified our EMBRAER 190 purchase agreement three times rescheduling deliveries and options originally scheduled for delivery between 2010 and 2016 to 2010 through 2018. During the year, we increased the size of our A320 operating fleet by three aircraft, and our EMBRAER 190 operating fleet by six aircraft. In February 2010, as part of broader ongoing discussions, we further amended our Airbus purchase agreement, deferring six aircraft previously scheduled for delivery in 2011 and 2012 to 2015. This amendment had the effect of reducing our 2010 capital expenditures by $40 million in related pre-delivery deposits. We are currently scheduled to take delivery of four aircraft in 2010. We may further slow our fleet growth through additional aircraft sales, leasing of aircraft, returns of leased aircraft and/or deferral of aircraft deliveries.

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

We derive our revenue primarily from transporting passengers on our aircraft. Passenger revenue accounted for 89% of our total operating revenues for the year ended December 31, 2009. Revenues generated from international routes, excluding Puerto Rico, accounted for 15% of our total passenger revenues in 2009. Revenue is recognized either when transportation is provided or after the ticket or customer credit expires. We measure capacity in terms of available seat miles which represents the number of seats available for passengers multiplied by the number of miles the seats are flown. Yield, or the average amount one passenger pays to fly one mile, is calculated by dividing passenger revenue by revenue passenger miles.

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

Results of Operations

Unfavorable economic conditions contributed to the continued weakened demand for domestic leisure and business air travel. Throughout 2009, many airlines were aggressive with fare sales, particularly during off-peak travel periods, which further pressured an already challenging pricing environment. However, we are encouraged going into 2010 as these fare sales appear to be tapering down. We continue to closely monitor consumer demand in order to promptly respond to changes in the demand environment as a result of continued volatility and economic uncertainty. Domestic airlines have largely responded to the economic environment and softening demand by offering fare sales and redeploying capacity and reducing overall capacity. In an effort to increase demand during low travel periods and attract new customers, we launched our All-You-Can-Jet Pass promotion in September 2009 offering unlimited travel for one month for a $599 fixed fee. In response to the uncertain economic conditions, throughout 2009, we focused on cost discipline, careful management of our fleet and capacity, and maintaining a strong liquidity position. Average fares for the year decreased 6% over 2008 to $130.67 while load factor declined 0.7 points to 79.7% from the full year 2008.

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

Year 2009 Compared to Year 2008

We reported net income of $61 million in 2009 compared to a net loss of $84 million in 2008. In 2009, we had operating income of $285 million, an increase of $172 million over 2008, and our operating margin of 8.6%, up 5.3 points from 2008. Diluted earnings per share were $0.21 for 2009 compared to diluted loss per share of $0.37 for 2008.

Operating Revenues.  Operating revenues decreased 3%, or $100 million, primarily due to a 4% decrease in passenger revenues. The $126 million decrease in passenger revenues was attributable to a 4% decrease in yield over 2008 and a 0.7 point decrease in load factor on relatively flat capacity offset by increases in fees from our Even More Legroom optional upgrade product, which we introduced in mid-2008.

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

Other Income (Expense).  Interest expense decreased 19%, or $47 million, primarily due to lower interest rates and debt repayments, totaling approximately $59 million, offset by additional financing including nine new aircraft and the issuance in 2009 of our 6.75% convertible Debentures, resulting in $32 million of additional interest expense. Interest expense in 2008 included the impact of $11 million of make whole payments from escrow in connection with the partial conversion of a portion of our 5.5% convertible Debentures due 2038. We incurred $30 million of interest expense in 2009 related to T5, compared to $38 million in 2008. Prior to the completion of the project in October 2008, we had capitalized $32 million of the 2008 interest expense. The remainder of the decrease in capitalized interest was due to lower average outstanding pre-delivery deposits and lower interest rates.

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

Our effective tax rate was 41% in 2009 compared to 6% in 2008, mainly due to the nondeductibility of $21 million related to our ARS impairment in 2008. Our effective tax rate differs from the statutory income tax rate due to the non deductibility of certain items for tax purposes and the relative size of these items to our pre-tax income of $104 million in 2009 and pre-tax loss of $89 million in 2008.

Year 2008 Compared to Year 2007

We reported a net loss of $84 million in 2008 compared to net income of $12 million in 2007. In 2008, we had operating income of $113 million, a decrease of $57 million over 2007, and our operating margin was 3.3%, down 2.7 points from 2007. Diluted loss per share was $0.37 for 2008 compared to diluted earnings per share of $0.06 for 2007.

Operating Revenues.  Operating revenues increased 19%, or $549 million, primarily due to an increase in passenger revenues. The $423 million increase in passenger revenues was attributable to a 15% increase in yield due to a higher average fare offset by a slightly lower load factor. Passenger revenues were also higher due to a 5% increase in departures. Included in passenger revenues are the fees collected from passengers related to our EML product upgrade introduced in 2008.

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

Other Income (Expense).  Interest expense increased 3%, or $9 million, primarily due to the impact of partial conversion of our 5.5% convertible debentures due 2038 and the associated $11 million of accelerated payments from the escrow accounts for these securities, $2 million in issuance cost write-offs and increases of $33 million in interest associated with the debt financing for new aircraft deliveries and other non-aircraft related debt. Interest expense was reduced by approximately $43 million due to lower interest rates and the scheduled pay downs of our long-term debt obligations and an additional $8 million related to retired debt for sold aircraft. Interest expense also included an increased accretion in interest related to the construction obligation for our new terminal at JFK, of which $12 million was capitalized. This increase in capitalized interest was offset by lower balances on our pre-delivery deposit facility and lower interest rates.

Interest income and other decreased 110%, or $59 million, primarily due to a $53 million net impairment charge for ARS and a $20 million decrease in interest income due to lower rates of return in 2008, offset partially by $14 million in gains on the extinguishment of debt.

Our effective tax rate was 6% in 2008 compared to 61% in 2007, mainly due to the establishment of a valuation allowance of $21 million related to our $67 million ARS impairment. Our effective tax rate differs from the statutory income tax rate due to the nondeductibility of certain items for tax purposes and the relative size of these items to our pre-tax loss of $89 million in 2008 and pre-tax income of $31 million in 2007.

Quarterly Results of Operations

The following table sets forth selected financial data and operating statistics for the four quarters ended December 31, 2009. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10-K.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Statements of Operations Data (dollars in millions)
Operating revenues	$795	$808	$856	$833
Operating expenses:
Aircraft fuel and related taxes	222	236	255	232
Salaries, wages and benefits	185	192	199	200
Landing fees and other rents	50	54	56	53
Depreciation and amortization	55	56	59	58
Aircraft rent	32	32	31	31
Sales and marketing	37	38	38	38
Maintenance materials and repairs	37	34	40	38
Other operating expenses (1)	102	89	110	118

Total operating expenses	720	731	788	768

Operating income (loss)	75	77	68	65
Other income (expense) (2)	(53)	(40)	(43)	(45)

Income (loss) before income taxes	22	37	25	20
Income tax expense (benefit)	9	16	9	9

Net income (loss)	$13	$21	$16	$11

Operating margin	9.5%	9.6%	7.9%	7.7%
Pre-tax margin	2.7%	4.7%	2.9%	2.5%
Operating Statistics:
Revenue passengers (thousands)	5,291	5,691	6,011	5,457
Revenue passenger miles (millions)	6,040	6,545	7,027	6,343
Available seat miles ASM (millions)	7,942	8,237	8,391	7,988
Load factor	76.0%	79.5%	83.7%	79.4%
Aircraft utilization (hours per day)	12.0	11.9	11.5	10.8
Average fare	$133.72	$127.04	$127.36	$135.14
Yield per passenger mile (cents)	11.71	11.04	10.89	11.63
Passenger revenue per ASM (cents)	8.91	8.78	9.12	9.23
Operating revenue per ASM (cents)	10.00	9.82	10.21	10.42
Operating expense per ASM (cents)	9.06	8.88	9.40	9.62
Operating expense per ASM, excluding fuel (cents)	6.25	6.02	6.36	6.71
Airline operating expense per ASM (cents) (3)	8.83	8.66	9.13	9.35
Departures	53,014	54,885	55,420	52,207
Average stage length (miles)	1,064	1,067	1,081	1,091
Average number of operating aircraft during period	142.3	147.4	151.0	151.0
Average fuel cost per gallon, including fuel taxes	$2.03	$2.05	$2.14	$2.08
Fuel gallons consumed (millions)	109	115	119	112
Full-time equivalent employees at period end (3)	10,047	10,235	10,246	10,704

(1)	During the first quarter, we sold two EMBRAER 190 aircraft which resulted in a gain of $1 million. During the second quarter of 2009, we recorded $11 million in gains related to certain tax incentives.

(2)	During the first, second, and third quarters of 2009, we recorded a net $8 million loss, $6 million gain, and $3 million gain in other-than temporary holding adjustments related to the valuation of our auction rate securities, respectively. During the third quarter, we recorded $2 million in the gain on extinguishment of debt.

(3)	Excludes results of operations and employees of LiveTV, LLC, which are unrelated to our airline operations and are immaterial to our consolidated operating results.

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

Working Capital.  We had working capital of $377 million at December 31, 2009, compared to a working capital deficit of $115 million at December 31, 2008. Our working capital includes the fair value of our short term fuel hedge derivatives, which was an asset of $25 million at December 31, 2009 and a liability of $128 million at December 31, 2008. We had reduced our December 31, 2008 liability associated with these instruments by posting $138 million in cash collateral with our counterparties. Also contributing to our working capital is the classification of our $85 million of ARS as short-term assets at December 31, 2009. All of our ARS held at December 31, 2008 were classified as long term.

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

Frequent flyer accounting.  We utilize a number of estimates in accounting for our TrueBlue customer loyalty program, or TrueBlue, which are consistent with industry practices. We record a liability, which was $5 million as of December 31, 2009, for the estimated incremental cost of providing free travel awards, including an estimate for partially earned awards. The estimated cost includes incremental fuel, insurance, passenger food and supplies, and reservation costs. We adjust this liability, which is included in air traffic liability, based on points earned and redeemed, changes in the estimated incremental costs associated with providing travel and changes in the TrueBlue program. In November 2009, we launched an improved version of TrueBlue, which allows customers to earn points based on the value paid for a trip rather than the length of the trip. In addition, unlike our original program, the improved version does not result in the automatic generation of a travel award once minimum award levels are reached, but instead the points are maintained in the account until used by the member or until they expire 12 months after the last account activity. As a result of these changes we expect breakage, or the points that ultimately expire unused, to be substantially reduced. Estimates of breakage for the improved version of TrueBlue have been made based on a simulation of the improved program rules using our historical data. As more data is collected by us on our members’ behaviors in the program, these estimates may change. Periodically, we evaluate our assumptions for appropriateness, including comparison of the cost estimates to actual costs incurred as well as the expiration and redemption assumptions to actual experience. Changes in the minimum award levels or in the lives of the awards would also require us to reevaluate the liability, potentially resulting in a significant impact in the year of change as well as in future years.

Points in TrueBlue can also be sold to participating companies, including credit card and car rental companies. These sales are accounted for as multiple-element arrangements, with one element representing the travel that will ultimately be provided when the points are redeemed and the other consisting of marketing related activities that we conduct with the participating company. The fair value of the transportation portion of these point sales is deferred and recognized as passenger revenue when transportation is provided. The remaining portion, which is the excess of the total sales proceeds over the estimated fair value of the transportation to be provided, is recognized in other revenue when the points are sold. Deferred revenue for points not redeemed is recognized as revenue when the underlying points expire. Deferred revenue was $42 million at December 31, 2009. Historically, expiration of points sold has been minimal; however, with program changes made to TrueBlue during 2009 we recorded $5 million in revenue for point expirations.

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

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(As Restated, see Note 18)

	December 31,
	2009	2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$896	$561
Investment securities	240	—
Receivables, less allowance (2009-$6; 2008-$5)	81	86
Inventories, less allowance (2009-$3; 2008-$4)	40	30
Restricted cash	13	78
Prepaid expenses	147	91
Other	43	10
Deferred income taxes	74	104

Total current assets	1,534	960

PROPERTY AND EQUIPMENT
Flight equipment	4,170	3,832
Predelivery deposits for flight equipment	139	163

	4,309	3,995
Less accumulated depreciation	540	406

	3,769	3,589

Other property and equipment	515	487
Less accumulated depreciation	169	134

	346	353

Assets constructed for others	549	533
Less accumulated depreciation	26	5

	523	528

Total property and equipment	4,638	4,470

OTHER ASSETS
Investment securities	6	244
Restricted cash	64	69
Other	307	275

Total other assets	377	588

TOTAL ASSETS	$6,549	$6,018

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(As Restated, see Note 18)

	December 31,
	2009	2008

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$93	$144
Air traffic liability	443	439
Accrued salaries, wages and benefits	121	107
Other accrued liabilities	116	113
Short-term borrowings	—	120
Current maturities of long-term debt and capital leases	384	152

Total current liabilities	1,157	1,075

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	2,920	2,872

CONSTRUCTION OBLIGATION	529	512

DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	259	197
Other	138	92

	397	289
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 500,000,000 shares authorized, 318,592,283 and 288,633,882 shares issued and 291,490,758 and 271,763,139 shares outstanding in 2009 and 2008, respectively	3	3
Treasury stock, at cost; 27,102,136 and 16,878,876 shares in 2009 and 2008, respectively	(2)	—
Additional paid-in capital	1,422	1,290
Retained earnings	122	61
Accumulated other comprehensive income (loss), net of taxes	1	(84)

Total stockholders’ equity	1,546	1,270

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,549	$6,018

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(As Restated, see Note 18)

	Year Ended December 31,
	2009	2008	2007

OPERATING REVENUES
Passenger	$2,934	$3,060	$2,637
Other	358	332	206

Total operating revenues	3,292	3,392	2,843

OPERATING EXPENSES
Aircraft fuel and related taxes ($34, $45, and $39 in 2009, 2008, and 2007, respectively)	945	1,397	968
Salaries, wages and benefits	776	694	648
Landing fees and other rents	213	199	180
Depreciation and amortization	228	205	176
Aircraft rent	126	129	124
Sales and marketing	151	151	121
Maintenance materials and repairs	149	127	106
Other operating expenses	419	377	350

Total operating expenses	3,007	3,279	2,673

OPERATING INCOME	285	113	170

OTHER INCOME (EXPENSE)
Interest expense	(198)	(245)	(236)
Capitalized interest	7	48	43
Interest income and other	10	(5)	54

Total other income (expense)	(181)	(202)	(139)

INCOME (LOSS) BEFORE INCOME TAXES	104	(89)	31

Income tax expense (benefit)	43	(5)	19

NET INCOME (LOSS)	$61	$(84)	$12

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.24	$(0.37)	$0.07

Diluted	$0.21	$(0.37)	$0.06

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(As Restated, see Note 18)

	Year Ended December 31,
	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$61	$(84)	$12
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	42	(6)	19
Depreciation	190	189	161
Amortization	44	21	19
Stock-based compensation	16	16	15
Gains on sale of flight equipment and extinguishment of debt	(3)	(45)	(9)
Collateral returned (deposits) for derivative instruments	132	(149)	—
Auction rate securities impairment, net	—	53	—
Restricted cash returned by (paid for) business partners	65	(70)	—
Changes in certain operating assets and liabilities:
Decrease (Increase) in receivables	3	4	(14)
Decrease (Increase) in inventories, prepaid and other	(43)	(10)	3
Increase in air traffic liability	4	15	85
Increase (Decrease) in accounts payable and other accrued liabilities	(66)	15	36
Other, net	41	34	31

Net cash provided by (used in) operating activities	486	(17)	358

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(434)	(654)	(617)
Predelivery deposits for flight equipment	(32)	(49)	(128)
Assets constructed for others	(47)	(142)	(242)
Proceeds from sale of flight equipment	58	299	100
Refund of predelivery deposits for flight equipment	5	—	12
Purchase of held-to-maturity investments	(22)	—	(11)
Proceeds from maturities of held-to-maturity investments	—	—	24
Purchase of available-for-sale securities	(636)	(69)	(654)
Sale of available-for-sale securities	486	—	719
Sale of auction rate securities	175	397	—
Return of (deposits for) security deposits	(10)	1	72
Increase in restricted cash and other assets, net	—	(30)	(9)

Net cash used in investing activities	(457)	(247)	(734)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	120	320	26
Issuance of long-term debt	446	716	376
Aircraft sale and leaseback transactions	—	26	183
Short-term borrowings	10	17	48
Borrowings collateralized by ARS	3	163	—
Construction obligation	49	138	242
Repayment of:
Long-term debt and capital lease obligations	(180)	(673)	(265)
Short-term borrowings	(20)	(52)	(44)
Borrowings collateralized by ARS	(110)	—	—
Other, net	(12)	(20)	(10)

Net cash provided by financing activities	306	635	556

INCREASE IN CASH AND CASH EQUIVALENTS	335	371	180
Cash and cash equivalents at beginning of period	561	190	10

Cash and cash equivalents at end of period	$896	$561	$190

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)
(As Restated, see Note 18)

							Accumulated
					Additional		Other
	Common	Common	Treasury	Treasury	Paid-In	Retained	Comprehensive
	Shares	Stock	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2006	178	$2	—	$—	$844	$133	$(7)	$972

Net income	—	—	—	—	—	12	—	12
Changes in comprehensive income (Note 15)	—	—	—	—	—	—	26	26

Total comprehensive income								38
Exercise of common stock options	2	—	—	—	8	—	—	8
Stock compensation expense	—	—	—	—	14	—	—	14
Stock issued under crewmember stock purchase plan	2	—	—	—	18	—	—	18

Balance at December 31, 2007	182	2	—	—	884	145	19	1,050

Net loss	—	—	—	—	—	(84)	—	(84)
Changes in comprehensive loss (Note 15)	—	—	—	—	—	—	(103)	(103)

Total comprehensive loss								(187)
Exercise of common stock options	1	—	—	—	1	—	—	1
Stock compensation expense	—	—	—	—	16	—	—	16
Stock issued under crewmember stock purchase plan	2	—	—	—	9	—	—	9
Proceeds from secondary offering, net of offering expenses	43	—	—	—	301	—	—	301
Shares loaned under 2008 Share Lending Agreement	44	1	—	—	3	—	—	4
Conversions of 2008 Series A and B convertible notes	17	—	—	—	76	—	—	76
Shares returned pursuant to 2008 share lending	—	—	17	—	—	—	—	—

Balance at December 31, 2008	289	3	17	—	1,290	61	(84)	1,270

Net income	—	—	—	—	—	61	—	61
Changes in comprehensive income (Note 15)	—	—	—	—	—	—	85	85

Total comprehensive income								146
Vesting of restricted stock units	1	—	—	(2)	—	—	—	(2)
Stock compensation expense	—	—	—	—	15	—	—	15
Stock issued under crewmember stock purchase plan	1	—	—	—	7	—	—	7
Proceeds from secondary offering, net of offering expenses	26	—	—	—	109	—	—	109
Other	2	—	10	—	1	—	—	1

Balance at December 31, 2009	319	$3	27	$(2)	$1,422	$122	$1	$1,546

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

JetBlue Airways Corporation is an innovative passenger airline that provides award winning customer service at competitive fares primarily on point-to-point routes. We offer our customers a high quality product with young, fuel-efficient aircraft, leather seats, free in-flight entertainment at every seat, pre-assigned seating and reliable performance. We commenced service in February 2000 and established our primary base of operations at New York’s John F. Kennedy International Airport, or JFK, where we now have more enplanements than any other airline. As of December 31, 2009, we served 60 destinations in 20 states, Puerto Rico, Mexico, and ten countries in the Caribbean. Our wholly owned subsidiary, LiveTV, LLC, or LiveTV, provides in-flight entertainment systems for commercial aircraft, including live in-seat satellite television, digital satellite radio, wireless aircraft data link service and cabin surveillance systems.

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

LiveTV Revenues and Expenses:  We account for LiveTV’s revenues and expenses related to the sale of hardware, maintenance of hardware, and programming services provided, as a single unit in accordance with ASC 605-25, Revenue Recognition-Multiple-Element Arrangements, because we lack objective and reliable evidence of fair value of the undelivered items. Revenues and expenses related to these components are recognized ratably over the service periods, which extend through 2018 as of December 31, 2009. Customer advances are included in other liabilities.

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

Points in TrueBlue can also be sold to participating companies, including credit card and car rental companies. These sales are accounted for as multiple-element arrangements, with one element representing the travel that will ultimately be provided when the points are redeemed and the other consisting of marketing related activities that we conduct with the participating company. The fair value of the transportation portion of these point sales is deferred and recognized as passenger revenue when transportation is provided. The remaining portion, which is the excess of the total sales proceeds over the estimated fair value of the transportation to be provided, is recognized in other revenue when the points are sold. Deferred revenue for points not redeemed is recognized as revenue when the underlying points expire. Historically, expiration of points sold has been minimal; however, with to the launch of an improved version of TrueBlue in 2009, we did record $5 million in revenue for point expirations.

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

In June 2009, the Emerging Issues Task Force of the FASB, or EITF, reached final consensus on Accounting Standards Update No. 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance, or ASU 2009-15, which changes the accounting for equity share lending arrangements on an entity’s own shares when executed in contemplation of a convertible debt offering. ASU 2009-15 requires the share lending arrangement to be measured at fair value and recognized as an issuance cost. These issuance costs should then be amortized as interest expense over the life of the financing arrangement. Shares loaned under these arrangements should be excluded from computation of earnings per share. ASU 2009-15 is effective for fiscal years beginning after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of the fiscal year. As described more fully in Note 2, we lent 44.9 million shares of our common stock in conjunction with our 2008 $201 million convertible debt issuance that is subject to the provisions of ASU 2009-15. In filing this amended Annual Report on Form 10-K/A, we have retrospectively adopted the guidance for Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance, under the debt topic of the Codification effective January 1, 2010.

Our share lending agreement requires that the shares borrowed be returned upon the maturity of the related debt, October 2038, or earlier, if the debentures are no longer outstanding. We determined the fair value of the share lending arrangement was approximately $5 million at the date of the issuance based on the value of the estimated fees the shares loaned would have generated over the term of the share lending arrangement. We have retrospectively applied this change in accounting to affected accounts for all periods presented. The $5 million fair value was recognized as a debt issuance cost and is being amortized to interest expense through the earliest put date of the related debt, October 2013 and October 2015 for Series A and Series B, respectively. For 2008, adoption of this new accounting treatment resulted in approximately $2 million of additional interest expense, an increase in net loss of approximately $1 million and had no impact on earnings (loss) per share. For 2009, this adoption resulted in an insignificant increase in interest expense and had no overall impact on net income or earnings per share. As of December 31, 2009, approximately $2 million of net debt issuance costs remain outstanding related to the share lending arrangement and will continue to be amortized through the earliest put date of the related debt. We estimate that the $2 million value of the shares remaining outstanding under the share lending arrangement approximates their fair value as of December 31, 2009.

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

(3)	In November 2004 and March 2004, we completed public offerings of $498 million and $431 million, respectively, of pass-through certificates to finance the purchase of 28 new Airbus A320 aircraft delivered through 2005. Separate trusts were established for each class of these certificates. Quarterly principal payments are required on the Class G-1 certificates. The entire principal amount of the Class G-2 certificates is scheduled to be paid in a lump sum on the applicable maturity dates. In June and November 2008, we fully repaid the principal balances of the Class C certificates. In February 2008, we entered into interest rate swap agreements that have effectively fixed the interest rate for the remaining term of the Class G-1 certificates for the November 2004 offering. These certificates had a balance of $124 million at December 31, 2009 and an effective interest rate of 4.5%. In February 2009, we entered into interest rate swap agreements that have effectively fixed the interest rate for the remaining term of the Class G-2 certificates for the November 2004 offering. These certificates had a balance of $185 million at

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

In July 2008, we obtained a line of credit with Citigroup Global Markets, Inc. which allowed for borrowings of up to $110 million through July 20, 2009 and was originally secured our ARS which were then held by Citigroup. We repaid the entire $110 million on this line of credit in October 2009 when we sold the ARS which secured it, and concurrently terminated the facility. See Note 14 for further information.

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

The following table shows how we computed basic and diluted earnings (loss) per common share for the years ended December 31 (dollars in millions; share data in thousands):

	2009	2008	2007

Numerator:
Net income (loss)	$61	$(84)	$12
Effect of dilutive securities:
Interest on convertible debt, net of income taxes	9	—	—

Net income (loss) applicable to common stockholders
after assumed conversion for diluted earnings per share	$70	$(84)	$12

Denominator:
Weighted-average shares outstanding for basic earnings (loss) per share	260,486	226,262	179,766
Effect of dilutive securities:
Employee stock options	2,972	—	4,483
Unvested common stock	—	—	11
Convertible debt	68,605	—	—

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	332,063	226,262	184,260

Shares excluded from EPS calculation (in millions):
Shares issuable upon conversion of our convertible debt since assumed conversion would be antidilutive	9.2	38.3	20.8
Shares issuable upon exercise of outstanding stock options since assumed exercise would be antidilutive	23.9	27.2	24.7

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

The provision (benefit) for income taxes consisted of a current expense of $1 million for 2009 and for 2008, and the following for the years ended December 31 (in millions):

	2009	2008	2007

Deferred:
Federal	$35	$(6)	$15
State and foreign	7	—	4

Deferred income tax expense (benefit)	$42	$(6)	$19

The effective tax rate on income (loss) before income taxes differed from the federal income tax statutory rate for the years ended December 31 for the following reasons (in millions):

	2009	2008	2007

Income tax expense (benefit) at statutory rate	$36	$(31)	$11
Increase (decrease) resulting from:
State income tax, net of federal benefit	4	(4)	2
Stock-based compensation	1	1	3
Non-deductible meals	2	1	2
Non-deductible costs	—	4	—
Valuation allowance	(1)	23	—
Other, net	1	1	1

Total income tax expense (benefit)	$43	$(5)	$19

There were no cash payments for income taxes in 2009, 2008 and 2007.

The net deferred taxes below include a current net deferred tax asset of $74 million and a long-term net deferred tax liability of $259 million at December 31, 2009, and a current net deferred tax asset of $104 million and a long-term net deferred tax liability of $197 million at December 31, 2008.

The components of our deferred tax assets and liabilities as of December 31 are as follows (in millions):

	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$203	$213
Employee benefits	26	23
Deferred revenue/gains	82	58
Derivative instruments	4	54
Investment securities	15	21
Other	26	20
Valuation allowance	(25)	(26)

Deferred tax assets	331	363
Deferred tax liabilities:
Accelerated depreciation	(512)	(453)
Derivative instruments	(4)	—
Other	—	(3)

Deferred tax liabilities	(516)	(456)

Net deferred tax liability	$(185)	$(93)

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

Held-to-maturity investment securities:  During 2009, we purchased various corporate bonds. Those with original maturities less than twelve months are included in short-term investments on our consolidated balance sheets, and those with original maturities in excess of twelve months but less than two yars are included in long-term investments on our consolidated balance sheets. The fair value of these investments is based on observable market data. We did not record any significant gains or losses on these securities during the twelve months ended December 31, 2009.

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

Note 15—Comprehensive Income (Loss)

Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting. The differences between net income (loss) and comprehensive income (loss) for the years ended December 31, are as follows (in millions):

	2009	2008	2007

Net income (loss)	$61	$(84)	$12
Gain (loss) on derivative instruments (net of $54, $68, and $18 of taxes)	85	(103)	26

Total other comprehensive income (loss)	85	(103)	26

Comprehensive income (loss)	$146	$(187)	$38

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

Note 16—Geographic Information

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

	2009	2008	2007

Domestic	$2,596	$2,881	$2,547
Caribbean	696	511	296

Total	$3,292	$3,392	$2,843

Our tangible assets primarily consist of our fleet of aircraft, which is deployed system wide, with no individual aircraft dedicated to any specific route or region; therefore our assets do not require any allocation to a geographic area.

Note 17—Subsequent Events

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

Note 18—Restatement and Adoption of New Accounting Pronouncement

Correction of error

In connection with our fourth quarter of 2010 analysis of the winding down of the liability for TrueBlue points and awards outstanding when our original TrueBlue program was replaced by an enhanced customer loyalty program described in Note 1, we determined that there was an error in our prior accounting for approximately $11 million of points and awards that had expired in periods prior to the launch of the new program in November 2009. As a result of this accounting error, revenue, net income, earnings per share and retained earnings were all understated in previously reported consolidated financial statements for the years ended 2007, 2008 and 2009. Management determined that our previously issued consolidated financial statements should be restated to properly reflect the non-cash revenue for expired TrueBlue points and awards in the periods in which expiration occurred. We also corrected smaller errors related to our calculation of interest expense.

Adoption of new accounting pronouncement

As required, we adopted the new accounting treatment for our own share-lending arrangements on a retrospective basis effective January 1, 2010 as discussed in Note 1.

The effects of these changes on our consolidated statements of operations are summarized as follows (amounts in millions, except per share amounts):

	Year Ended December 31,
	2009	2008	2007

Passenger Revenue
As reported	$2,928	$3,056	$2,636
Correction of True Blue points and awards	6	4	1

Restated	$2,934	$3,060	$2,637

Operating Income
As reported	$279	$109	$169
Correction of True Blue points and awards	6	4	1

Restated	$285	$113	$170

Interest Expense
As reported	$(197)	$(242)	$(235)
Adoption of share lending accounting	—	(2)	—
Correction of interest expense	(1)	(1)	(1)

Restated	$(198)	$(245)	$(236)

Income Tax Expense (Benefit)
As reported	$41	$(5)	$19
Adoption of share lending accounting	—	(1)	—
Correction of misstatement	2	1	—

Restated	$43	$(5)	$19

Net Income
As reported	$58	$(85)	$12
Adoption of share lending accounting	—	(1)	$—
Correction of misstatement	3	2	—

Restated	$61	$(84)	$12

	Year Ended December 31,
	2009	2008	2007

Basic earnings per share
As reported	$0.22	$(0.37)	$0.06
Adoption of share lending accounting	—	—	—
Correction of misstatement	0.02	—	0.01

Restated	$0.24	$(0.37)	$0.07

Diluted earnings per share
As reported	$0.20	$(0.37)	$0.06
Adoption of share lending accounting	—	—	—
Correction of misstatement	0.01	—	—

Restated	$0.21	$(0.37)	$0.06

The impact of these changes on our consolidated balance sheets are summarized as follows (amounts in millions):

	As of December 31,
	2009	2008

Deferred income taxes current asset
As reported	$78	$106
Correction of misstatement	(4)	(2)

Restated	$74	$104

Long term Other Assets
As reported	$308	$275
Adoption of share lending accounting	3	3
Correction of deferred interest	(4)	(3)

Restated	$307	$275

Total Other Assets
As reported	$378	$588
Adoption of share lending accounting	3	3
Correction of deferred interest	(4)	(3)

Restated	$377	$588

Total Assets
As reported	$6,554	$6,020
Adoption of share lending accounting	3	3
Correction of misstatement	(8)	(5)

Restated	$6,549	$6,018

Air traffic liability
As reported	$455	$445
Correction of True Blue points and awards	(12)	(6)

Restated	$443	$439

Deferred income taxes
As reported	$259	$197
Adoption of share lending accounting	1	1
Correction of misstatement	(1)	(1)

Restated	$259	$197

Additional paid-in capital
As reported	$1,419	$1,287
Adoption of share lending accounting	3	3

Restated	$1,422	$1,290

Retained Earnings
As reported	$118	$60
Adoption of share lending accounting	(1)	(1)
Correction of misstatement	5	2

Restated	$122	$61

Total stockholders’ equity
As reported	$1,539	$1,266
Adoption of share lending accounting	2	2
Correction of misstatement	5	2

Restated	$1,546	$1,270

There was no impact to previously reported total cash flows from operations, investing or financing activities resulting from the error correction and the adoption of the new accounting standard. In addition, the restatement also resulted in changes to Notes 6, 9, 15, 16 and 19 of our consolidated financial statements.

Note 19—Quarterly Financial Data (Unaudited)

As discussed in Note 18, we have restated our consolidated financial statements, including the unaudited quarterly financial data presented below. Quarterly results of operations for the years ended December 31 are summarized below (in millions, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2009 (1)
Operating revenues	$795	$808	$856	$833
Operating income (loss)	75	77	68	65
Net income (loss)	13	21	16	11
Basic earnings (loss) per share	$0.05	$0.08	$0.06	$0.04
Diluted earnings (loss) per share	$0.05	$0.07	$0.05	$0.04
2008 (2)
Operating revenues	$817	$860	$903	$812
Operating income (loss)	18	22	23	50
Net income (loss)	(9)	(8)	(8)	(59)
Basic earnings (loss) per share	$(0.04)	$(0.04)	$(0.03)	$(0.25)
Diluted earnings (loss) per share	$(0.04)	$(0.04)	$(0.03)	$(0.25)

(1)	During the first, second, and third quarters of 2009, we recorded a net $8 million loss, $6 million gain, and $3 million gain, in other-than temporary impairment adjustments related to the value of our auction rate securities, respectively. During the first quarter of 2009, we sold two aircraft, which resulted in a gain of $1 million. During the second quarter of 2009, we recorded $11 million in certain tax incentives. During the fourth quarter of 2009, we recorded $5 million of revenue related to our co-branded credit card agreement guarantee and an additional $5 million in revenue related to points expiration as a result of TrueBlue program changes.

(2)	During the second, third and fourth quarters of 2008, we sold a total of nine aircraft, which resulted in gains of $13 million, $2 million and $8 million, respectively. During the second quarter of 2008, we recorded $6 million in certain tax incentives. During the third quarter of 2008, we wrote-off $8 million related to our temporary terminal facility at JFK. During the fourth quarter of 2008, we recorded a net other-than-temporary holding loss of $53 million related to the valuation of our auction rate securities as described more fully in Note 14.

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

As discussed in Note 18 to the consolidated financial statements, the consolidated financial statements have been restated to properly account for expired awards in the Company’s previous customer loyalty program.

As described in Note 1 to the consolidated financial statements, the Company changed its method of accounting for equity share lending arrangements as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2009-15, Debt (TOPIC 470): Own-Share Lending Arrangements Issued in Contemplation of Convertible Debt Issuance or other Financing effective January 1, 2010.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), JetBlue Airways Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 5, 2010, except for the effects of the material weakness described in the sixth paragraph of that report, as to which the date is February 7, 2011, expressed an adverse opinion thereon.

/s/  Ernst & Young LLP
New York, New York
February 5, 2010, except for the second
  and third to last paragraphs of Note 1 and
  Note 18, as to which the date is February 7, 2011.

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our report dated February 5, 2010, we expressed an unqualified opinion on JetBlue Airways Corporation’s internal control over financial reporting as of December 31, 2009, based upon the COSO criteria. The Company has subsequently determined that a deficiency in controls relating to the monitoring of, and accounting for, expired awards in their previous customer loyalty program existed as of the previous assessment date, and has further concluded that such deficiency represented a material weakness as of December 31, 2009. As a result, management revised its assessment, as presented in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, to conclude that JetBlue Airways Corporation’s internal control over financial reporting was not effective as of December 31, 2009. Accordingly, our opinion on the effectiveness of JetBlue Airways Corporation’s internal control over financial reporting as of December 31, 2009, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. JetBlue Airways Corporation identified a material weakness related to its internal control over financial reporting resulting from the failure to maintain effective controls over the monitoring of, and accounting for, expired awards in their previous customer loyalty program. The ineffective control resulted in the restatement of JetBlue Airways Corporation’s consolidated financial statements for each of the three years in the period ended December 31, 2009. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of JetBlue Airways Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2009 financial statements and this report does not affect our report dated February 5, 2010 except for the second and third to last paragraphs of Note 1 and Note 18, as to which the date is February 7, 2011, which expressed an unqualified opinion on those financial statements (as restated).

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, JetBlue Airways Corporation has not maintained effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

/s/  Ernst & Young LLP

New York, New York
February 5, 2010, except for the effects

of the material weakness described in the
sixth paragraph above, as to
which the date is February 7, 2011

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as, and within the time periods, specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting,” we have identified a material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Solely as a result of this material weakness, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that, due to the material weakness described below, our internal control over financial reporting was not effective as of December 31, 2009.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

The specific material weakness identified by our management was that we did not maintain effective controls to timely monitor and account for expired points and awards in our previous customer loyalty program, TrueBlue. As a result of the misstatement caused by this deficiency, our management determined in January, 2011 that our previously issued consolidated financial statements for each of the three years in the period ended December 31, 2009 should be restated to properly reflect the non-cash revenue for expired customer loyalty points and awards in the periods in which the expirations occurred.

Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2009. Ernst & Young LLP has issued their report which is included elsewhere herein.

Remediation of Material Weakness in Internal Control over Financing Reporting

During the fourth quarter of 2009, we migrated to a new customer loyalty management system and began winding down our previous customer loyalty program. In connection with the winding down of the non-cash liability for expiring customer loyalty points and awards in our previous program in the fourth quarter of 2010, we concluded in January, 2011 there were errors in the accounting for expiring points and awards in the years December 31, 2006 through 2009 and we corrected the errors and recorded the appropriate adjustments in the proper periods in this amended Form 10-K. In 2010, we significantly strengthened our internal controls over our new customer loyalty program by leveraging the enhanced automated controls of the new customer loyalty system and by improving our reconciliation and review procedures.

Changes in Internal Control over Financial Reporting

Other than as expressly noted above in this Item 9A , there were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The other information required by this Item will be included in and is incorporated herein by reference from our Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in and is incorporated herein by reference from our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in and is incorporated herein by reference from our Proxy statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial statements (Restated, see Note 19):
Consolidated Balance Sheets — December 31, 2009 and December 31, 2008
Consolidated Statements of Operations — For the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows — For the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Stockholders’ Equity — For the years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
2.	Financial Statement Schedule:
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-1
	Schedule II — Valuation of Qualifying Accounts and Reserves	S-2
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

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date: February 4, 2011	By:	/s/ DONALD DANIELS
Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID BARGER David Barger	President, Chief Executive Officer and Director (Principal Executive Officer)	February 4, 2011

/s/ EDWARD BARNES Edward Barnes	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 4, 2011

/s/ PETER BONEPARTH Peter Boneparth	Director	January 24, 2011

/s/ DAVID CHECKETTS David Checketts	Director	January 24, 2011

/s/ ROBERT CLANIN Robert Clanin	Director	January 25, 2011

/s/ CHRISTOPH FRANZ Christoph Franz	Director	January 25, 2011

/s/ VIRGINIA GAMBALE Virginia Gambale	Director	February 4, 2011

/s/ STEPHAN GEMKOW Stephan Gemkow	Director	January 25, 2011

/s/ STANLEY MCCHRYSTAL Stanley McChrystal	Director	January 25, 2011

/s/ JOEL PETERSON Joel Peterson	Director	January 24, 2011

/s/ ANN RHOADES Ann Rhoades	Director	February 4, 2011

/s/ FRANK SICA Frank Sica	Director	February 4, 2011

Exhibit Index

2.1	Membership Interest Purchase Agreement among Harris Corporation and Thales Avionics In-Flight Systems, LLC and In-Flight Liquidating, LLC and Glenn S. Latta and Jeffrey A. Frisco and Andreas de Greef and JetBlue Airways Corporation, dated as of September 9, 2002 relating to the interests in LiveTV, LLC—incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated September 27, 2002.

3.2(a)	Amended and Restated Certificate of Incorporation of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

3.3(e)	Fifth Amended and Restated Bylaws of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.6 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

3.3(f)	Fifth Amended and Restated Bylaws of JetBlue Airways Corporation (consolidated amendments as of November 12, 2009)—incorporated by reference to Exhibit 3.3(f) to our Annual Report on Form 10-K for the year ended December 31, 2009.

3.4	Certificate of Designation of Series A Participating Preferred Stock dated April 1, 2002—incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated July 10, 2003.

4.1	Specimen Stock Certificate—incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

4.2	Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

4.2(a)	Amendment No. 1, dated as of June 30, 2003, to Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3, filed on July 3, 2003, as amended on July 10, 2003 (File No. 333-106781).

4.2(b)	Amendment No. 2, dated as of October 6, 2003, to Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3, filed on October 7, 2003 (File No. 333-109546).

4.2(c)	Amendment No. 3, dated as of October 4, 2004, to Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K/A dated October 4, 2004.

4.2(d)	Amendment No. 4, dated as of June 22, 2006, to Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.19 to our Registration Statement on Form S-3 ARS, filed on June 30, 2006 (File No. 333-135545).

4.3	Registration Rights Agreement, dated as of July 15, 2003, among the Company and Morgan Stanley & Co. Incorporated, Raymond James & Associates, Inc. and Blaylock & Partners, L.P.—incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

4.4	Summary of Rights to Purchase Series A Participating Preferred Stock—incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

4.5	Stockholder Rights Agreement—incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.

4.5(a)	Amendment to the Stockholder Rights Agreement, dated as of January 17, 2008, by and between JetBlue Airways Corporation and Computershare Trust Company, N.A.—incorporated by reference to Exhibit 4.5(a) to our Current Report on Form 8-K dated January 23, 2008.

4.6	Indenture, dated as of July 15, 2003, between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee, relating to the Company’s 3 1/2% Convertible Notes due 2033—incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

4.7	Form of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Certificate Series 2004-1G-1-O—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 24, 2004.

4.7(a)	Form of Three-Month LIBOR plus 0.420% JetBlue Airways Pass Through Certificate Series 2004-1G-2-O—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated March 24, 2004.

4.7(b)	Form of Three-Month LIBOR plus 4.250% JetBlue Airways Pass Through Certificate Series 2004-1C-O—incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated March 24, 2004.

4.7(c)	Pass Through Trust Agreement, dated as of March 24, 2004, between JetBlue Airways Corporation and Wilmington Trust Company, as Pass Through Trustee, made with respect to the formation of JetBlue Airways Pass Through Trust, Series 2004-1G-1-O and the issuance of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Trust, Series 2004-1G-1-O, Pass Through Certificates—incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated March 24, 2004(1).

4.7(d)	Revolving Credit Agreement (2004-1G-1), dated as of March 24, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-1G-1 Pass Through Trust, as Borrower, and Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated March 24, 2004.

4.7(e)	Revolving Credit Agreement (2004-1G-2), dated as of March 24, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-1G-2 Pass Through Trust, as Borrower, and Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated March 24, 2004.

4.7(f)	Revolving Credit Agreement (2004-1C), dated as of March 24, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-1C Pass Through Trust, as Borrower, and Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated March 24, 2004.

4.7(g)	Deposit Agreement (Class G-1), dated as of March 24, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated March 24, 2004.

4.7(h)	Deposit Agreement (Class G-2), dated as of March 24, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K dated March 24, 2004.

4.7(i)	Deposit Agreement (Class C), dated as of March 24, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K dated March 24, 2004.

4.7(j)	Escrow and Paying Agent Agreement (Class G-1), dated as of March 24, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Credit Lyonnais Securities (USA) Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-1G-1-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated March 24, 2004.

4.7(k)	Escrow and Paying Agent Agreement (Class G-2), dated as of March 24, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Credit Lyonnais Securities (USA) Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-1G-2-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated March 24, 2004.

4.7(l)	Escrow and Paying Agent Agreement (Class C), dated as of March 24, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Credit Lyonnais Securities (USA) Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-1C-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.13 to our Current Report on Form 8-K dated March 24, 2004.

4.7(m)	ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1G-1-O—incorporated by reference to Exhibit 4.14 to our Current Report on Form 8-K dated March 24, 2004(2).

4.7(n)	Schedule to the ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1G-1-O—incorporated by reference to Exhibit 4.15 to our Current Report on Form 8-K dated March 24, 2004.

4.7(o)	Schedule to the ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services, Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1G-2-O—incorporated by reference to Exhibit 4.16 to our Current Report on Form 8-K dated March 24, 2004.

4.7(p)	Schedule to the ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services, Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1C-O—incorporated by reference to Exhibit 4.17 to our Current Report on Form 8-K dated March 24, 2004.

4.7(q)	Class G-1 Above Cap Liquidity Facility Confirmation, dated March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.18 to our Current Report on Form 8-K dated March 24, 2004.

4.7(r)	Class G-2 Above Cap Liquidity Facility Confirmation, dated March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.19 to our Current Report on Form 8-K dated March 24, 2004.

4.7(s)	Class C Above Cap Liquidity Facility Confirmation, dated March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.20 to our Current Report on Form 8-K dated March 24, 2004.

4.7(t)	Guarantee, dated March 24, 2004, of Morgan Stanley Capital Services Inc. with respect to the Class G-1 Above Cap Liquidity Facility—incorporated by reference to Exhibit 4.21 to our Current Report on Form 8-K dated March 24, 2004.

4.7(u)	Guarantee, dated March 24, 2004, of Morgan Stanley Capital Services Inc. with respect to the Class G-2 Above Cap Liquidity Facility—incorporated by reference to Exhibit 4.22 to our Current Report on Form 8-K dated March 24, 2004.

4.7(v)	Guarantee, dated March 24, 2004, of Morgan Stanley Capital Services Inc. with respect to the Class C Above Cap Liquidity Facility—incorporated by reference to Exhibit 4.23 to our Current Report on Form 8-K dated March 24, 2004.

4.7(w)	Insurance and Indemnity Agreement, dated as of March 24, 2004, among MBIA Insurance Corporation, as Policy Provider, JetBlue Airways Corporation and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.24 to our Current Report on Form 8-K dated March 24, 2004.

4.7(x)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated March 24, 2004, bearing Policy Number 43567(1) issued to Wilmington Trust Company, as Subordination Agent for the Class G-1 Certificates—incorporated by reference to Exhibit 4.25 to our Current Report on Form 8-K dated March 24, 2004.

4.7(y)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated March 24, 2004, bearing Policy Number 43567(2) issued to Wilmington Trust Company, as Subordination Agent for the Class G-2 Certificates—incorporated by reference to Exhibit 4.26 to our Current Report on Form 8-K dated March 24, 2004.

4.7(z)	Intercreditor Agreement, dated as of March 24, 2004, among Wilmington Trust Company, as Pass Through Trustee, Landesbank Hessen- Thüringen Girozentrale, as Primary Liquidity Provider, Morgan Stanley Capital Services, Inc., as Above-Cap Liquidity Provider, MBIA Insurance Corporation, as Policy Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.27 to our Current Report on Form 8-K dated March 24, 2004.

4.7(aa)	Note Purchase Agreement, dated as of March 24, 2004, among JetBlue Airways Corporation, Wilmington Trust Company, in its separate capacities as Pass Through Trustee, as Subordination Agent, as Escrow Agent and as Paying Agent—incorporated by reference to Exhibit 4.28 to our Current Report on Form 8-K dated March 24, 2004.

4.7(ab)	Form of Trust Indenture and Mortgage between JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, as Mortgagee—incorporated by reference to Exhibit 4.29 to our Current Report on Form 8-K dated March 24, 2004.

4.7(ac)	Form of Participation Agreement among JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, in its separate capacities as Mortgagee, as Pass Through Trustee and as Subordination Agent—incorporated by reference to Exhibit 4.30 to our Current Report on Form 8-K dated March 24, 2004.

4.8	Form of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Certificate Series 2004-2G-1-O, with attached form of Escrow Receipt—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 9, 2004.

4.8(a)	Form of Three-Month LIBOR plus 0.450% JetBlue Airways Pass Through Certificate Series 2004-2G-2-O, with attached form of Escrow Receipt—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated November 9, 2004.

4.8(b)	Form of Three-Month LIBOR plus 3.100% JetBlue Airways Pass Through Certificate Series 2004-2C-O, with attached form of Escrow Receipt—incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated November 9, 2004.

4.8(c)	Pass Through Trust Agreement, dated as of November 15, 2004, between JetBlue Airways Corporation and Wilmington Trust Company, as Pass Through Trustee, made with respect to the formation of JetBlue Airways Pass Through Trust, Series 2004-2G-1-O and the issuance of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Trust, Series 2004-2G-1-O, Pass Through Certificates—incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated November 9, 2004(3).

4.8(d)	Revolving Credit Agreement (2004-2G-1), dated as of November 15, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-2G-1 Pass Through Trust, as Borrower, and Landesbank Baden-Württemberg, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated November 9, 2004.

4.8(e)	Revolving Credit Agreement (2004-2G-2), dated as of November 15, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-2G-2 Pass Through Trust, as Borrower, and Landesbank Baden-Württemberg, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated November 9, 2004.

4.8(f)	Revolving Credit Agreement (2004-2C), dated as of November 15, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-2C Pass Through Trust, as Borrower, and Landesbank Baden-Württemberg, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated November 9, 2004.

4.8(g)	Deposit Agreement (Class G-1), dated as of November 15, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated November 9, 2004.

4.8(h)	Deposit Agreement (Class G-2), dated as of November 15, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K dated November 9, 2004.

4.8(i)	Deposit Agreement (Class C), dated as of November 15, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K dated November 9, 2004.

4.8(j)	Escrow and Paying Agent Agreement (Class G-1), dated as of November 15, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and J.P. Morgan Securities, Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-2G-2-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated November 9, 2004.

4.8(k)	Escrow and Paying Agent Agreement (Class G-2), dated as of November 15, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and J.P. Morgan Securities, Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-2G-2-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated November 9, 2004.

4.8(l)	Escrow and Paying Agent Agreement (Class C), dated as of November 15, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and J.P. Morgan Securities, Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-2C-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.13 to our Current Report on Form 8-K dated November 9, 2004.

4.8(m)	ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2G-1-O—incorporated by reference to Exhibit 4.14 to our Current Report on Form 8-K dated November 9, 2004(4).

4.8(n)	Schedule to the ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2G-1-O—incorporated by reference to Exhibit 4.15 to our Current Report on Form 8-K dated November 9, 2004.

4.8(o)	Schedule to the ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2G-2-O—incorporated by reference to Exhibit 4.16 to our Current Report on Form 8-K dated November 9, 2004.

4.8(p)	Schedule to the ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2C-O—incorporated by reference to Exhibit 4.17 to our Current Report on Form 8-K dated November 9, 2004.

4.8(q)	Class G-1 Above Cap Liquidity Facility Confirmation, dated November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.18 to our Current Report on Form 8-K dated November 9, 2004.

4.8(r)	Class G-2 Above Cap Liquidity Facility Confirmation, dated November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.19 to our Current Report on Form 8-K dated November 9, 2004.

4.8(s)	Class C Above Cap Liquidity Facility Confirmation, dated November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.20 to our Current Report on Form 8-K dated November 9, 2004.

4.8(t)	Insurance and Indemnity Agreement, dated as of November 15, 2004, among MBIA Insurance Corporation, as Policy Provider, JetBlue Airways Corporation and Wilmington Trust Company, as Subordination Agent and Trustee—incorporated by reference to Exhibit 4.21 to our Current Report on Form 8-K dated November 9, 2004.

4.8(u)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated November 15, 2004, bearing Policy Number 45243 issued to Wilmington Trust Company, as Subordination Agent for the Class G-1 Certificates—incorporated by reference to Exhibit 4.22 to our Current Report on Form 8-K dated November 9, 2004.

4.8(v)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated November 15, 2004, bearing Policy Number 45256 issued to Wilmington Trust Company, as Subordination Agent for the Class G-2 Certificates—incorporated by reference to Exhibit 4.23 to our Current Report on Form 8-K dated November 9, 2004.

4.8(w)	Intercreditor Agreement, dated as of November 15, 2004, among Wilmington Trust Company, as Pass Through Trustee, Landesbank Baden-Württemberg, as Primary Liquidity Provider, Citibank, N.A., as Above-Cap Liquidity Provider, MBIA Insurance Corporation, as Policy Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.24 to our Current Report on Form 8-K dated November 9, 2004.

4.8(x)	Note Purchase Agreement, dated as of November 15, 2004, among JetBlue Airways Corporation, Wilmington Trust Company, in its separate capacities as Pass Through Trustee, as Subordination Agent, as Escrow Agent and as Paying Agent—incorporated by reference to Exhibit 4.25 to our Current Report on Form 8-K dated November 9, 2004.

4.8(y)	Form of Trust Indenture and Mortgage between JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, as Mortgagee—incorporated by reference to Exhibit 4.26 to our Current Report on Form 8-K dated November 9, 2004.

4.8(z)	Form of Participation Agreement among JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, in its separate capacities as Mortgagee, as Pass Through Trustee and as Subordination Agent—incorporated by reference to Exhibit 4.27 to our Current Report on Form 8-K dated November 9, 2004.

4.9	Indenture, dated as of March 16, 2005, between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee, relating to the Company’s debt securities—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 10, 2005.

4.9(a)	First Supplemental Indenture to the Indenture filed as Exhibit 4.9 to this report, dated as of March 16, 2005, between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee, relating to the Company’s 3 3/4% Convertible Debentures due 2035—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated March 16, 2005.

4.9(b)	Second Supplemental Indenture to the Indenture filed as Exhibit 4.9 to this report, dated as of June 4, 2008, between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee, relating to the Company’s 5.5% Convertible Debentures due 2038—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 5, 2008.

4.9(c)	Third Supplemental Indenture to the Indenture filed as Exhibit 4.9 to this report, dated as of June 4, 2008, between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee, relating to the Company’s 5.5% Convertible Debentures due 2038—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated June 5, 2008.

4.10	Pass Through Trust Agreement, dated as of November 14, 2006, between JetBlue Airways Corporation and Wilmington Trust Company, as Pass Through Trustee, made with respect to the formation of JetBlue Airways (Spare Parts) G-1 Pass Through Trust, and the issuance of Three-Month LIBOR plus 0.230% JetBlue Airways (Spare Parts) G-1 Pass Through Certificate—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 14, 2006.

4.10(a)	Pass Through Trust Agreement, dated as of November 14, 2006, between JetBlue Airways Corporation and Wilmington Trust Company, as Pass Through Trustee, made with respect to the formation of JetBlue Airways (Spare Parts) B-1 Pass Through Trust, and the issuance of Three-Month LIBOR plus 2.875% JetBlue Airways (Spare Parts) B-1 Pass Through Certificate—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated November 14, 2006.

4.10(b)	Revolving Credit Agreement, dated as of November 14, 2006, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways (Spare Parts) G-1 Pass Through Trust, as Borrower, and Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated November 14, 2006.

4.10(c)	ISDA Master Agreement, dated as of November 14, 2006, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways (Spare Parts) G-1 Pass Through Trust—incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated November 14, 2006.

4.10(d)	Schedule to the ISDA Master Agreement, dated as of November 14, 2006, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways (Spare parts) G-1 Pass Through Trust—incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated November 14, 2006.

4.10(e)	Class G-1 Above Cap Liquidity Facility Confirmation, dated November 14, 2006, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated November 14, 2006.

4.10(f)	Insurance and Indemnity Agreement, dated as of November 14, 2006, among MBIA Insurance Corporation, as Policy Provider, JetBlue Airways Corporation and Wilmington Trust Company, as Subordination Agent and Trustee—incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated November 14, 2006.

4.10(g)	Guarantee, dated as of November 14, 2006, by Morgan Stanley, relating to the Above-Cap Liquidity Facility—incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated November 14, 2006.

4.10(h)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated November 14, 2006, bearing Policy Number 487110 issued to Wilmington Trust Company, as Subordination Agent for the Class G-1 Certificates—incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K dated November 14, 2006.

4.10(i)	Intercreditor Agreement, dated as of November 14, 2006, among Wilmington Trust Company, as Pass Through Trustee, Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider, Morgan Stanley Capital Services, Inc., as Above-Cap Liquidity Provider, MBIA Insurance Corporation, as Policy Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K dated November 14, 2006.

4.10(j)	Note Purchase Agreement, dated as of November 14, 2006, among JetBlue Airways Corporation, Wilmington Trust Company, in its separate capacities as Pass Through Trustee, as Subordination Agent and as Mortgagee—incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated November 14, 2006.

4.10(k)	Trust Indenture and Mortgage, dated November 14, 2006, between JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, as Mortgagee—incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated November 14, 2006.

4.10(l)	Collateral Maintenance Agreement, dated as of November 14, 2006, among, JetBlue Airways Corporation, MBIA Insurance Corporation, as Initial Policy Provider, Wilmington Trust Company, as Mortgagee, and Additional Policy Provider(s), if any, which may from time to time hereafter become parties—incorporated by reference to Exhibit 4.13 to our Current Report on Form 8-K dated November 14, 2006.

4.10(m)	Reference Agency Agreement, dated November 14, 2006, among JetBlue Airways Corporation, Wilmington Trust Company as Subordination Agent and Mortgagee and Reference Agent—incorporated by reference to Exhibit 4.14 to our Current Report on Form 8-K dated November 14, 2006.

4.10(n)	Form of JetBlue Airways (Spare Parts) G-1 Pass Through Certificate (included in Exhibit 4.10)—incorporated by reference to Exhibit 4.15 to our Current Report on Form 8-K dated November 14, 2006.

4.10(o)	Form of JetBlue Airways (Spare Parts) B-1 Pass Through Certificate (included in Exhibit 4.10(a))—incorporated by reference to Exhibit 4.16 to our Current Report on Form 8-K dated November 14, 2006.

4.10(p)	Form of JetBlue Airways (Spare Parts) G-1 Equipment Note—incorporated by reference to Exhibit 4.17 to our Current Report on Form 8-K dated November 14, 2006.

4.10(q)	Form of JetBlue Airways (Spare Parts) B-1 Equipment Note—incorporated by reference to Exhibit 4.18 to our Current Report on Form 8-K dated November 14, 2006.

4.11	Stock Purchase Agreement, dated as of December 13, 2007, between JetBlue Airways Corporation and Deutsche Lufthansa AG—incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated December 13, 2007.

4.11(a)	Amendment No. 1, dated as of January 22, 2008, to the Stock Purchase Agreement, dated as of December 13, 2007, between JetBlue Airways Corporation and Deutsche Lufthansa AG—incorporated by reference to Exhibit 4.11(a) to our Current Report on Form 8-K dated January 23, 2008.

4.12	Registration Rights Agreement, dated as of January 22, 2008, by and between JetBlue Airways Corporation and Deutsche Lufthansa AG—incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated January 23, 2008.

4.13	Supplement Agreement, dated as of May 27, 2008, between JetBlue Airways Corporation and Deutsche Lufthansa AG—incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated May 28, 2008.

4.14	Second Supplemental Indenture dated as of June 4, 2008 between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee—incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on June 5, 2008.

4.15	Third Supplemental Indenture dated as of June 4, 2008 between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee—incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on June 5, 2008.

4.16	Form of Global Debenture—5.50% Convertible Debenture due 2038 (Series A) (included as part of Exhibit 4.1)—incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on June 5, 2008.

4.17	Form of Global Debenture—5.50% Convertible Debenture due 2038 (Series B) (included as part of Exhibit 4.2)—incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed on June 5, 2008.

4.18	Fourth Supplemental Indenture dated as of June 9, 2009 between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee—incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on June 9, 2009.

4.19	Fifth Supplemental Indenture dated as of June 9, 2009 between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee—incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on June 9, 2009.

4.20	Form of Global Debenture—6.75% Convertible Debenture due 2039 (Series A)—incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on June 9, 2009.

4.21	Form of Global Debenture—6.75% Convertible Debenture due 2039 (Series B)—incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on June 9, 2009.

10.1**	Airbus A320 Purchase Agreement dated as of April 20, 1999, between AVSA, S.A.R.L. and JetBlue Airways Corporation, including Amendments No. 1 through 11 and Letter Agreements No. 1 through No. 10—incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, as amended (File 333-82576).

10.1(a)**	Amendment No. 12 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated April 19, 2002—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.1(b)**	Amendment No. 13 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated November 22, 2002—incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.1(c)**	Amendment No. 14 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated December 18, 2002—incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.1(d)**	Amendment No. 15 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated February 10, 2003—incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.1(e)**	Amendment No. 16 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated April 23, 2003—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 30, 2003.

10.1(f)**	Amendment No. 17 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated October 1, 2003—incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2003.

10.1(g)**	Amendment No. 18 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated November 12, 2003—incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2003.

10.1(h)**	Amendment No. 19 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated June 4, 2004—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.1(i)**	Amendment No. 20 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated June 7, 2004—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.1(j)**	Amendment No. 21 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated November 19, 2004—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 19, 2004.

10.1(k)**	Amendment No. 22 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated February 17, 2005—incorporated by reference to Exhibit 10.22(b) to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.1(l)**	Amendment No. 23 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated March 31, 2005—incorporated by reference to Exhibit 10.22(b) to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.1(m)**	Amendment No. 24 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated July 21, 2005—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.1(n)**	Amendment No. 25 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated November 23, 2005—incorporated by reference to Exhibit 10.1(n) to our Annual Report on Form 10-K for the year ended December 31, 2005.

10.1(o)**	Amendment No. 26 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated February 27, 2006—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.1(p)**	Amendment No. 27 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated April 25, 2006—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.1(q)**	Amendment No. 28 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated July 6, 2006—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.1(r)**	Amendment No. 29 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated December 1, 2006—incorporated by reference to Exhibit 10.22(b) to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.1(s)**	Amendment No. 30 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated March 26, 2007—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.1(t)**	Amendment No. 31 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated January 21, 2008—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.1(u)**	Amendment No. 32 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated May 23, 2008—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.1(v)**	Amendment No. 33 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated July 1, 2009.

10.2**	Letter Agreement, dated April 23, 2003, between AVSA, S.A.R.L. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated June 30, 2003.

10.3**	V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, including Side Letters No. 1 through No. 3 and No. 5 through No. 9—incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

10.3(a)**	Side Letter No. 10 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated April 25, 2002—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.3(b)**	Side Letter No. 11 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated February 10, 2003—incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.3(c)**	Side Letter No. 12 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated March 24, 2003—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.3(d)**	Side Letter No. 13 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated April 23, 2003—incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated June 30, 2003.

10.3(e)**	Side Letter No. 14 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated October 3, 2003—incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2003.

10.3(f)**	Side Letter No. 15 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated November 10, 2003—incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2003.

10.3(g)**	Side Letter No. 16 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated February 20, 2004—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.3(h)**	Side Letter No. 17 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated June 11, 2004—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.3(i)**	Side Letter No. 18 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated November 19, 2004—incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 19, 2004.

10.3(j)**	Side Letter No. 19 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated July 21, 2005—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.3(k)**	Side Letter No. 20 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated July 6, 2006—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.3(l)**	Side Letter No. 21 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated January 30, 2007—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.3(m)**	Side Letter No. 22 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated March 27, 2007—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.3(n)**	Side Letter No. 23 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated December 18, 2007—incorporated by reference to Exhibit 10.3(n) to our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.

10.3(o)**	Side Letter No. 24 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated April 2, 2008—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.3(p)**	Side Letter No. 25 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated May 27, 2008—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.3(q)**	Side Letter No. 26 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated January 27, 2009.

10.3(r)**	Side Letter No. 27 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated June 5, 2009.

10.4**	Amendment and Restated Agreement between JetBlue Airways Corporation and LiveTV, LLC, dated as of December 17, 2001, including Amendments No. 1, No. 2 and 3—incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

10.5**	GDL Patent License Agreement between Harris Corporation and LiveTV, LLC, dated as of September 2, 2002—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for quarter ended September 30, 2002.

10.10*	Agreement between John Owen and JetBlue Airways Corporation, dated March 6, 2007—incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2007.

10.11*	1999 Stock Option/Stock Issuance Plan—incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

10.12*	Amended and Restated Crewmember Stock Purchase Plan, dated April 2, 2007—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.13*	2002 Crewmember Stock Purchase Plan—incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

10.14*	Amended and Restated JetBlue Airways Corporation 401(k) Retirement Plan, dated March 31, 2005—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.14(a)*	Amendment to JetBlue Airways Corporation 401(k) Retirement Plan, dated November 21, 2006—incorporated by reference to Exhibit 10.18(a) to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.15	Form of Director/Officer Indemnification Agreement—incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1, as amended (File No. 333-82576) and referenced as Exhibit 10.19 in our Current Report on Form 8-K dated February 12, 2008.

10.16	Form of Letter Agreement between JetBlue Airways Corporation, the Weston Presidio Funds and Quantum Industrial Partners LDC—incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

10.17**	EMBRAER-190 Purchase Agreement DCT-025/2003, dated June 9, 2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation— incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated June 30, 2003.

10.17(a)**	Amendment No. 1 to Purchase Agreement DCT-025/2003, dated as of July 8, 2005, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.17(b)**	Amendment No. 2 to Purchase Agreement DCT-025/2003, dated as of January 5, 2006, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.22(b) to our Annual Report on Form 10-K for the year ended December 31, 2005.

10.17(c)**	Amendment No. 3 to Purchase Agreement DCT-025/2003, dated as of December 4, 2006, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.21( c) to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.17(d)**	Amendment No. 4 to Purchase Agreement DCT-025/2003, dated as of October 17, 2007, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.17(d) to our Annual Report on Form 10-K for the year ended December 31, 2007.

10.17(e)**	Amendment No. 5 to Purchase Agreement DCT-025/2003, dated as of July 18, 2008, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.17(f)**	Amendment No. 6 to Purchase Agreement DCT-025/2003, dated as of February 17, 2009, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation.

10.17(g)**	Amendment No. 7 to Purchase Agreement DCT-025/2003, dated as of December 14, 2009, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.17(g) to our Annual Report on Form 10-K for the year ended December 31, 2009.

10.18**	Letter Agreement DCT-026/2003, dated June 9, 2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated June 30, 2003.

10.18(a)**	Amendment No. 1, dated as of July 8, 2005, to Letter Agreement DCT-026/2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.18(b)**	Amendment No. 2, dated as of January 5, 2006, to Letter Agreement DCT-026/2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.22(b) to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.18(c)**	Amendment No. 3, dated as of December 4, 2006, to Letter Agreement DCT-026/2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.22( c) to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.18(d)**	Amendment No. 4, dated as of October 17, 2007, to Letter Agreement DCT-026/2003, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.18(d) to our Annual Report on Form 10-K for the year ended December 31, 2007.

10.18(e)**	Amendment No. 5 to Letter Agreement DCT-026/2003, dated as of March 6, 2008, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.18(f)**	Amendment No. 6 to Letter Agreement DCT-026/2003, dated as of July 18, 2008, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.18(g)**	Amendment No. 7 to Letter Agreement DCT-026/2003, dated as of February 17, 2009, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation.

10.18(h)**	Amendment No. 8 to Letter Agreement DCT-026/2003, dated as of December 14, 2009, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.18(h) to the Annual Report on Form 10-K for the year ended December 31, 2009.

10.19	Agreement of Lease (Port Authority Lease No. AYD-265), dated as of November 1, 2002, between The Port Authority of New York and New Jersey and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 24, 2004.

10.20	Agreement of Lease (Port Authority Lease No. AYD-350), dated November 22, 2005, between The Port Authority of New York and New Jersey and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 2005.

10.21*	Amended and Restated 2002 Stock Incentive Plan, dated November 7, 2007, and form of award agreement.

10.22*	JetBlue Airways Corporation Executive Change in Control Severance Plan, dated as of June 28, 2007—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated June 28, 2007.

10.23*	Employment Agreement, dated February 11, 2008, between JetBlue Airways Corporation and David Barger—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.23(a)*	Amendment to Employment Agreement, dated July 8, 2009, between JetBlue Airways Corporation and David Barger—incorporated by reference to Exhibit 10.23(a) to our Annual Report on Form 10-K for the year ended December 31, 2009.

10.24*	Employment Agreement, dated February 11, 2008, between JetBlue Airways Corporation and Russell Chew—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.24(a)*	Amendment and General Release, dated November 10, 2009, between JetBlue Airways Corporation and Russell Chew—incorporated by reference to Exhibit 10.31 (on edgar) to our Annual Report on Form 10-K for the year ended December 31, 2009.

10.25	Share Lending Agreement, dated as of May 29, 2008 between JetBlue Airways Corporation and Morgan Stanley Capital Services, Inc.—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 30, 2008.

10.26	Pledge and Escrow Agreement (Series A Debentures) dated as of June 4, 2008 among JetBlue Airways Corporation, Wilmington Trust Company, as Trustee, and Wilmington Trust Company, as Escrow Agent—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 5, 2008.

10.27	Pledge and Escrow Agreement (Series B Debentures) dated as of June 4, 2008 among JetBlue Airways Corporation, Wilmington Trust Company, as Trustee, and Wilmington Trust Company, as Escrow Agent—incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 5, 2008.

10.29	Option Letter Agreement, dated as of June 3, 2009, between JetBlue Airways Corporation and Deutsche Lufthansa AG—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 4, 2009.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries.

23	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32	Section 1350 Certifications.

99.2	Letter of Approval from the City of Long Beach Department of Public Works, dated May 22, 2001, approving City Council Resolution C-27843 regarding Flight Slot Allocation at Long Beach Municipal Airport—incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

*	Compensatory plans in which the directors and executive officers of JetBlue participate. The agreement filed as Exhibit 10.10 was previously listed as having been filed as an exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, but was inadvertently omitted from such prior filing.

**	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with and approved by the Commission.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JetBlue Airways Corporation

We have audited the consolidated financial statements of JetBlue Airways Corporation as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and have issued our report thereon dated February 5, 2010, except for the second and third to last paragraphs of Note 1 and Note 18, as to which the date is February 7, 2011 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(2) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

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