Form 10-Q/A
period 2010-03-31
JETBLUE AIRWAYS CORP
filed 2011-02-07
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

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

EXPLANATORY NOTE
          This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of JetBlue Airways Corporation for the quarter ended March 31, 2010 originally filed with the Securities and Exchange Commission on May 3, 2010, is being filed to restate our condensed consolidated financial statements and other financial information to properly account for the expiration of points and awards in the Company’s customer loyalty program, TrueBlue. Management determined certain financial amounts reflected in Items 1 and 2 as well as Exhibit 12.1 to our originally filed Form 10-Q needed to be restated to reflect this adjustment. The amended items have been amended and restated in their entirety. Other than as described below, no other changes have been made to the original Form 10-Q.
          As more fully described in Note 11 to our condensed consolidated financial statements, in connection with our fourth quarter of 2010 analysis of the winding down of the liability for TrueBlue points and awards outstanding when our original TrueBlue program was replaced, management concluded in January 2011, that there was an error in accounting for certain points and awards that had previously expired. As a result of this accounting error, revenue, net income, earnings per share and retained earnings were all understated in previously reported consolidated financial statements for the years ended 2007, 2008, and 2009 as well as for the three months ended March 31, 2010. The impact on our consolidated balance sheets was primarily an understatement to retained earnings offset by an overstatement of air traffic liability. There was no impact to previously reported total cash flows from operations, investing or financing activities. We also corrected smaller errors related to the calculation of interest expense, and have included these corrections in our condensed consolidated financial results in this Form 10-Q/A.
          As a result of this restatement, we have revised Item 4, Controls and Procedures, and have included new certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 as reflected in Exhibits 31.1, 31.2, and 32.1.
          Except as set forth above, this Form 10-Q/A does not modify or update other disclosures in the original Form 10-Q, including the nature and character of such disclosure to reflect events occurring after the filing date of the original Form 10-Q. While we are amending only certain portions of our Form 10-Q, for convenience and ease of reference, we are filing the entire Form 10-Q, except for certain exhibits. The disclosures in this amendment do not reflect events occurring after the filing of the original Form 10-Q. Accordingly, this amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the originally filed Form 10-Q, including any amendments to those filings, as information in such filings may update or supersede certain information contained in those filings as well as in this amendment.

JetBlue Airways Corporation
FORM 10-Q
INDEX

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(as Restated, see Note 11)

	March 31,	December 31,
	2010	2009
		(as adjusted,
	(unaudited)	Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$829	$896
Investment securities	234	240
Receivables, less allowance	91	81
Restricted cash	9	13
Prepaid expenses and other	267	304

Total current assets	1,430	1,534

PROPERTY AND EQUIPMENT
Flight equipment	4,180	4,170
Predelivery deposits for flight equipment	144	139

	4,324	4,309
Less accumulated depreciation	574	540

	3,750	3,769

Other property and equipment	518	515
Less accumulated depreciation	176	169

	342	346

Assets constructed for others	551	549
Less accumulated depreciation	32	26

	519	523

Total property and equipment	4,611	4,638

OTHER ASSETS
Investment securities	74	6
Restricted cash	62	64
Other	327	307

Total other assets	463	377

TOTAL ASSETS	$6,504	$6,549

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(as Restated, see Note 11)

	March 31,	December 31,
	2010	2009
	(unaudited)	(as adjusted, Note 1)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$125	$93
Air traffic liability	544	443
Accrued salaries, wages and benefits	106	121
Other accrued liabilities	147	116
Current maturities of long-term debt and capital leases	237	384

Total current liabilities	1,159	1,157

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	2,882	2,920

CONSTRUCTION OBLIGATION	528	529

DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	258	259
Other	138	138

	396	397

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 500,000,000 shares authorized, 319,810,297 and 318,592,283 shares issued and 292,537,704 and 291,490,758 outstanding in 2010 and 2009, respectively	3	3
Treasury stock, at cost; 27,515,491 and 27,102,136 shares in 2010 and 2009, respectively	(4)	(2)
Additional paid-in capital	1,426	1,422
Retained earnings	121	122
Accumulated other comprehensive income (loss)	(7)	1

Total stockholders’ equity	1,539	1,546

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,504	$6,549

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)
(as Restated, see Note 11)

	Three Months Ended
	March 31,
	2010	2009
		(as adjusted,
		Note 1)
OPERATING REVENUES
Passenger	$786	$708
Other	85	87

Total operating revenues	871	795

OPERATING EXPENSES
Aircraft fuel and related taxes	254	222
Salaries, wages and benefits	219	185
Landing fees and other rents	54	50
Depreciation and amortization	57	55
Aircraft rent	31	32
Sales and marketing	40	37
Maintenance materials and repairs	39	37
Other operating expenses	134	102

Total operating expenses	828	720

OPERATING INCOME	43	75

OTHER INCOME (EXPENSE)
Interest expense	(47)	(49)
Capitalized interest	1	2
Interest income and other	2	(6)

Total other income (expense)	(44)	(53)

INCOME (LOSS) BEFORE INCOME TAXES	(1)	22

Income tax expense (benefit)	—	9

NET INCOME (LOSS)	$(1)	$13

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.00)	$0.05

Diluted	$(0.00)	$0.05

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)
(as Restated, see Note 11)

	Three months ended
	March 31,
	2010	2009
		(as adjusted,
		Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1)	$13
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	—	9
Depreciation	48	44
Amortization	11	12
Stock-based compensation	4	4
Collateral returned for derivative instruments	—	56
Changes in certain operating assets and liabilities	158	9
Other, net	9	(23)

Net cash provided by operating activities	229	124

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(40)	(207)
Predelivery deposits for flight equipment	(5)	(7)
Proceeds from the sale of flight equipment	—	58
Assets constructed for others	(5)	(15)
Sale of auction rate securities	12	29
Purchase of available-for-sale securities	(30)	—
Sale of available-for-sale securities	145	—
Purchase of held-to-maturity investments	(217)	—
Proceeds from the maturities of held-to-maturity investments	28	—
Other, net	—	(4)

Net cash provided by (used in) investing activities	(112)	(146)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	1	—
Issuance of long-term debt	—	149
Short-term borrowings and lines of credit	20	10
Construction obligation	4	15
Repayment of long-term debt and capital lease obligations	(194)	(32)
Repayment of short-term borrowings and lines of credit	(13)	(48)
Other, net	(2)	1

Net cash provided by (used in) financing activities	(184)	95

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(67)	73

Cash and cash equivalents at beginning of period	896	561

Cash and cash equivalents at end of period	$829	$634

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
     New Accounting Pronouncements: Effective January 1, 2010, we adopted the guidance for Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance, under the debt topic of the Financial Accounting Standard Board’s Codification, or Codification, which changes the accounting for equity share lending arrangements on an entity’s own shares when executed in contemplation of a convertible debt offering. This new guidance requires share lending arrangements be measured at fair value and recognized as an issuance cost. These issuance costs should then be amortized and recognized as interest expense over the life of the financing arrangement. Shares loaned under these arrangements should be excluded from computation of earnings per share. Retrospective application is required for all arrangements outstanding as of the beginning of the fiscal year. As described more fully in our 2009 Form 10-K, we lent 44.9 million shares of our common stock in conjunction with our 2008 $201 million convertible debt issuance, which is subject to this new guidance. Our share lending agreement requires that the share borrowed be returned upon the maturity of the related debt, October 2038, or if earlier, when the debentures are no longer outstanding.
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
Note 4 — Comprehensive Income / (Loss)
     Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting. The differences between net income (loss) and comprehensive income (loss) for each of these periods are as follows (dollars are in millions):

	Three Months Ended
	March 31,
	2010	2009
Net income (loss)	$(1)	$13

Gain (loss) on derivative instruments (net of ($5) and $19 of taxes)	(8)	29

Total other comprehensive income (loss)	(8)	29

Comprehensive income (loss)	$(9)	$42

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

Note 5 — Earnings (Loss) Per Share
     The following table shows how we computed basic and diluted earnings (loss) per common share (dollars in millions; share data in thousands):

	Three Months Ended
	March 31,
	2010	2009
Numerator:
Net income (loss)	$(1)	$13
Effect of dilutive securities:
Interest on convertible debt, net of income taxes	—	1

Net income (loss) applicable to common stockholders after assumed conversion for diluted earnings per share	$(1)	$14

Denominator:
Weighted average shares outstanding for basic earnings (loss) per share	274,053	244,394
Effect of dilutive securities:
Employee stock options	—	2,732
Convertible debt	—	27,428

Adjusted weighted average shares outstanding and assumed conversions for diluted earnings (loss) per share	274,053	274,554

Shares excluded from EPS calculation (in millions):
Shares issuable upon conversion of our convertible debt since assumed conversion would be antidilutive	68.7	10.4
Shares issuable upon exercise of outstanding stock options or vesting of restricted stock units since assumed exercise would be antidilutive	29.0	26.3
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
Note 9 —Fair Value of Financial Instruments
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
Note 10 — Income Taxes
     The effective tax rate on our income (loss) before taxes can differ from the statutory rates for various reasons from period to period including, but not limited to, share-based compensation, non-deductible meals and other permanent differences, and changes in the valuation allowance.
Note 11 — Restatement
Correction of error
In connection with our fourth quarter of 2010 analysis of the winding down of the liability for TrueBlue points and awards outstanding when our original TrueBlue program was replaced by an enhanced customer loyalty program described in Note 1 to our 2009 Annual Report on Form 10-K/A, we determined that as of March 31, 2010, there was an error in our prior accounting for approximately $12 million of points and awards that had previously expired. As a result of this accounting error, revenue, net income, earnings per share and retained earnings were all understated in previously reported consolidated financial statements for the years ended 2007, 2008 and 2009 as well as for the quarterly periods reported for 2010. Management determined that our previously issued consolidated financial statements should be restated to properly reflect the non-cash revenue for expired TrueBlue points and awards in the periods in which expiration occurred. We also corrected smaller errors related to our calculation of interest expense.
The effects of these changes on our consolidated statements of operations are summarized as follows (amounts in millions, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Passenger Revenue
As reported	$785	$706
Correction of True Blue points and awards	1	2

Restated	$786	$708

Operating Income
As reported	$42	$73
Correction of True Blue points and awards	1	2

Restated	$43	$75

Interest Expense
As reported	$(47)	$(49)
Correction of interest expence	—	—

Restated	$(47)	$(49)

Income Tax Expense (Benefit)
As reported	$(1)	$8
Correction of misstatement	1	1

Restated	$—	$9

Net Income
As reported	$(1)	$12
Correction of misstatement	—	1

Restated	$(1)	$13

Basic earnings per share
As reported	$(0.01)	$0.05
Correction of misstatement	0.01	—

Restated	$—	$0.05

Diluted earnings per share
As reported	$(0.01)	$0.05
Correction of misstatement	0.01	—

Restated	$—	$0.05

     The impact of these changes on our consolidated balance sheets are summarized as follows (amounts in millions):

	As of
	March 31, 2010	December 31, 2009
Prepaid expenses and other
As reported	$272	$308
Correction of misstatement	(5)	(4)

Restated	$267	$304

Long term Other Assets
As reported	$331	$311
Correction of deferred interest	(4)	(4)

Restated	$327	$307

Total Other Assets
As reported	$467	$381
Correction of deferred interest	(4)	(4)

Restated	$463	$377

Total Assets
As reported	$6,513	$6,557
Correction of misstatement	(9)	(8)

Restated	$6,504	$6,549

Air traffic liability
As reported	$557	$455
Correction of True Blue points and awards	(13)	(12)

Restated	$544	$443

Deferred income taxes
As reported	$259	$260
Correction of misstatement	(1)	(1)

Restated	$258	$259

Retained Earnings
As reported	$116	$117
Correction of misstatement	5	5

Restated	$121	$122

Total stockholders’ equity
As reported	$1,534	$1,541
Correction of misstatement	5	5

Restated	$1,539	$1,546

     There was no impact to previously reported total cash flows from operations, investing or financing activities resulting from the error correction. In addition, the restatement also resulted in changes to Notes 4 and 5 to our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (RESTATED)
Outlook
     Economic conditions showed signs of improvement during the first quarter with a stronger pricing environment. The effects of the improving economy, which included several industry fare increases, were evident with our improved revenue per available seat mile, or RASM, performance. Our average fare for the first quarter increased 6% to $142.16 over the same period in 2009. While we are optimistic that we will continue to see improvements in the revenue environment in 2010, a competitive industry landscape is ever present, and as such we will continue to focus on achieving our long-term sustainable growth goals. Our commitment to these goals drives a focus on controlling costs, maximizing unit revenues, managing capital expenditures, and disciplined growth.
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
Results of Operations
     Our operating revenue per available seat mile for the quarter increased 3% over the same period in 2009. Our average fares for the quarter increased 6% over 2009 to $142.16, while our load factor increased 0.8 points to 76.8% from a year ago. Our on-time performance, defined by the Department of Transportation, or DOT, as arrival within 14 minutes of schedule, was 72.7% in the first quarter of 2010 compared to 78.3% for the same period in 2009, while our completion factor was 97.0% and 98.7% in 2010 and 2009, respectively.
Three Months Ended March 31, 2010 and 2009
     We reported a net loss of $1 million for the three months ended March 31, 2010, compared to net income of $13 million for the three months ended March 31, 2009. Diluted loss per share was $0.00 for the first quarter of 2010 compared to diluted earnings per share of $0.05 for 2009. Our operating income for the three months ended March 31, 2010 was $43 million compared to $75 million for the same period last year, and our pre-tax margin decreased 2.9 points from 2009.
     Operating Revenues. Operating revenues increased 10%, or $76 million, over the same period in 2009, primarily due to an 11%, or $78 million, increase in passenger revenues. The increase in passenger revenues was largely attributable to a 6% increase in capacity along with a 4% increase in yield over the first quarter of 2009, which was slightly offset by capacity reductions during the initial cutover period to our new customer service system.
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

	Three Months Ended
	March 31,		Percent
	2010	2009	Change
	(in cents)
Operating expenses:
Aircraft fuel	3.02	2.80	7.8%
Salaries, wages and benefits	2.60	2.33	11.4%
Landing fees and other rents	.65	.63	2.6%
Depreciation and amortization	.67	.69	(1.8)%
Aircraft rent	.37	.40	(9.1)%
Sales and marketing	.47	.46	2.8%
Maintenance materials and repairs	.46	.47	(1.5)%
Other operating expenses	1.59	1.28	24.7%

Total operating expenses	9.83	9.06	8.5%

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
     The following table sets forth our operating statistics for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,		Percent
	2010	2009	Change
Operating Statistics:
Revenue passengers (thousands)	5,528	5,291	4.5
Revenue passenger miles (millions)	6,470	6,040	7.1
Available seat miles (ASMs) (millions)	8,424	7,942	6.1
Load factor	76.8%	76.0%	0.8
Aircraft utilization (hours per day)	11.8	12.0	(1.8)

Average fare	$142.16	$133.72	6.3
Yield per passenger mile (cents)	12.15	11.71	3.7
Passenger revenue per ASM (cents)	9.33	8.91	4.7
Operating revenue per ASM (cents)	10.33	10.00	3.3
Operating expense per ASM (cents)	9.83	9.06	8.5
Operating expense per ASM, excluding fuel (cents)	6.81	6.25	8.9
Airline operating expense per ASM (cents) (1)	9.62	8.83	8.9

Departures	54,367	53,014	2.6
Average stage length (miles)	1,102	1,064	3.6
Average number of operating aircraft during period	151.0	142.3	6.1
Average fuel cost per gallon	$2.19	$2.03	7.5
Fuel gallons consumed (millions)	116	109	6.3
Full-time equivalent employees at period end (1)	11,084	10,047	10.3

(1)	Excludes operating expenses and employees of LiveTV, LLC, which are unrelated to our airline operations.
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
     Working Capital. We had working capital of $271 million and $377 million at March 31, 2010 and December 31, 2009, respectively. Our working capital includes the fair value of our short term fuel hedge derivatives, which was an asset of $18 million and $25 million at March 31, 2010 and December 31, 2009, respectively.
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
Item 4. Controls and Procedures.

Restatement of Previously Issued Financial Statements
In January 2011, in connection with our closing of the financial statements for the fourth quarter of 2010, management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, identified a control deficiency related to the timely monitoring and accounting of expired points and awards under our former customer loyalty program, TrueBlue, that constituted a material weakness in our internal control over financial reporting (as defined under Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). As a result of the misstatement caused by this control deficiency, our management determined that our previously issued financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2010 should no longer be relied upon due to a $12 million non-cash error in the accounting for expired TrueBlue points and awards and those financial statements should be restated to properly reflect the non-cash revenue for expired customer loyalty points and awards in the periods in which the expirations occurred.
Evaluation of Disclosure Controls and Procedures
At the time our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 was filed on May 3, 2010, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2010.
Subsequent to that evaluation, our management, including our CEO and CFO, have re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on that re-evaluation and as described above under “Restatement of Previously Issued Financial Statements,” we have identified a material weakness in our internal control over financial reporting (as defined under Exchange Act Rules 13a-15(f) and 15d-15(f)). Solely as a result of this material weakness, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2010.
Changes in Internal Control Over Financial Reporting
During the first quarter of 2010, we implemented a new integrated customer service system, which includes a reservations system, revenue management system, revenue accounting system, and customer loyalty management system. Transitioning to this new platform offers many benefits which we believe will position us well for our long term growth through improved functionality to numerous business processes. In connection with this implementation, we have updated our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and to leverage enhanced automated controls provided by the new system. Other than the new customer service system implementation and the material weakness noted above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the fiscal quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation of Material Weakness in Internal Control over Financing Reporting
During the fourth quarter of 2009, we migrated to a new customer loyalty management system and began winding down our previous customer loyalty program. In connection with the winding down of the non-cash liability for expiring customer loyalty points and awards at the end of 2010, we discovered and corrected the error and recorded the appropriate adjustments in the proper periods. In 2010, we significantly strengthened our internal controls over our customer loyalty program by implementing and leveraging the enhanced automated controls of the new customer loyalty system and by improving our reconciliation and review procedures.

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
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit
10.1(w)**	Amendment No. 34 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated February 5, 2010 —incorporated by reference to Exhibit 10.1(w) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10.14*	JetBlue Airways Corporation 401(k) Retirement Plan, amended and restated as of January 1, 2009 —incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10.17(h)**	Amendment No. 8 to Purchase Agreement DCT 025/2003, dated as of March 11, 2010, between Embraer Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation —incorporated by reference to Exhibit 10.17(h) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10.18(i)**	Amendment No. 9 to Letter Agreement DCT 026/2003, dated as of March 11, 2010, between Embraer Empresa Brasleira de Aeronautica S.A. and JetBlue Airways Corporation —incorporated by reference to Exhibit 10.18(i) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32	Certification Pursuant to Section 1350, furnished herewith.

*	Compensatory plans in which the directors and executive officers of JetBlue participate. Exhibit 10.14 was inadvertently omitted from our Annual Report for Form 10-K for the year ended December 31, 2009.

**	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the SEC.