Form 10-Q/A
period 2010-06-30
JETBLUE AIRWAYS CORP
filed 2011-02-07
CIK 1158463

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

EXPLANATORY NOTE
          This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of JetBlue Airways Corporation for the quarter ended June 30, 2010 originally filed with the Securities and Exchange Commission on July 27, 2010, is being filed to restate our condensed consolidated financial statements and other financial information to properly account for the expiration of points and awards in the Company’s customer loyalty program, TrueBlue. Management determined certain financial amounts reflected in Items 1 and 2 as well as Exhibit 12.1 to our originally filed Form 10-Q needed to be restated to reflect this adjustment. The amended items have been amended and restated in their entirety. Other than as described below, no other changes have been made to the original Form 10-Q.
          As more fully described in Note 11 to our condensed consolidated financial statements, in connection with our fourth quarter of 2010 analysis of the winding down of the liability for TrueBlue points and awards outstanding when our original TrueBlue program was replaced, management concluded in January 2011, that there was an error in accounting for certain points and awards that had previously expired. As a result of this accounting error, revenue, net income, earnings per share and retained earnings were all understated in previously reported consolidated financial statements for the years ended 2007, 2008, and 2009 as well as for the three and six months ended June 30, 2010. The impact on our consolidated balance sheets was primarily an understatement to retained earnings offset by an overstatement of air traffic liability. There was no impact to previously reported total cash flows from operations, investing or financing activities. We also corrected smaller errors related to the calculation of interest expense, and have included these corrections in our condensed consolidated financial results in this Form 10-Q/A.
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

JetBlue Airways Corporation
FORM 10-Q
INDEX

Page #’s
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2
Condensed Consolidated Balance Sheets — June 30, 2010 and December 31, 2009	2
Consolidated Statements of Operations — Three and Six Months Ended June 30, 2010 and 2009	4
Condensed Consolidated Statements of Cash Flows — Six Months Ended June 30, 2010 and 2009	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 6. Exhibits	33
EX-12.1
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(as Restated, see Note 11)

	June 30,	December 31,
	2010	2009
		(as adjusted,
	(unaudited)	Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$477	$896
Investment securities	513	240
Receivables, less allowance	95	81
Restricted cash	9	13
Prepaid expenses and other	260	304

Total current assets	1,354	1,534

PROPERTY AND EQUIPMENT
Flight equipment	4,244	4,170
Predelivery deposits for flight equipment	155	139

	4,399	4,309
Less accumulated depreciation	608	540

	3,791	3,769

Other property and equipment	500	515
Less accumulated depreciation	164	169

	336	346

Assets constructed for others	554	549
Less accumulated amortization	38	26

	516	523

Total property and equipment	4,643	4,638

OTHER ASSETS
Investment securities	169	6
Restricted cash	61	64
Other	354	307

Total other assets	584	377

TOTAL ASSETS	$6,581	$6,549

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)
(as Restated, see Note 11)

	June 30,	December 31,
	2010	2009
		(as adjusted,
	(unaudited)	Note 1)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$115	$93
Air traffic liability	579	443
Accrued salaries, wages and benefits	122	121
Other accrued liabilities	140	116
Current maturities of long-term debt and capital leases	220	384

Total current liabilities	1,176	1,157

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	2,896	2,920

CONSTRUCTION OBLIGATION	530	529

DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	279	259
Other	138	138

	417	397

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 900,000,000 and 500,000,000 shares authorized, 321,146,446 and 318,592,283 shares issued and 293,601,212 and 291,490,758 shares outstanding in 2010 and 2009, respectively	3	3
Treasury stock, at cost; 27,545,845 and 27,102,136 shares in 2010 and 2009, respectively	(4)	(2)
Additional paid-in capital	1,434	1,422
Retained earnings	152	122
Accumulated other comprehensive income (loss)	(23)	1

Total stockholders’ equity	1,562	1,546

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,581	$6,549

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)
(as Restated, see Note 11)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(as adjusted,		(as adjusted,
		Note 1)		Note 1)
OPERATING REVENUES
Passenger	$851	$722	$1,637	$1,430
Other	89	86	174	173

Total operating revenues	940	808	1,811	1,603

OPERATING EXPENSES
Aircraft fuel and related taxes	279	236	533	458
Salaries, wages and benefits	218	192	437	377
Landing fees and other rents	58	54	112	104
Depreciation and amortization	54	56	111	111
Aircraft rent	31	32	62	64
Sales and marketing	43	38	83	75
Maintenance materials and repairs	41	34	80	71
Other operating expenses	121	89	255	191

Total operating expenses	845	731	1,673	1,451

OPERATING INCOME	95	77	138	152

OTHER INCOME (EXPENSE)
Interest expense	(43)	(49)	(90)	(98)
Capitalized interest	1	2	2	4
Interest income and other	(1)	7	1	1

Total other income (expense)	(43)	(40)	(87)	(93)

INCOME BEFORE INCOME TAXES	52	37	51	59

Income tax expense	21	16	21	25

NET INCOME	$31	$21	$30	$34

INCOME PER COMMON SHARE:
Basic	$0.11	$0.08	$0.11	$0.14

Diluted	$0.10	$0.07	$0.11	$0.11

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)
(as Restated, see Note 11)

	Six months ended
	June 30,
	2010	2009
		(as adjusted,
		Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30	$34
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	20	25
Depreciation	96	90
Amortization	20	24
Stock-based compensation	8	8
Collateral returned (paid) for derivative instruments	(5)	109
Changes in certain operating assets and liabilities	172	(58)
Other, net	15	(7)

Net cash provided by operating activities	356	225

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(131)	(342)
Predelivery deposits for flight equipment	(20)	(15)
Proceeds from the sale of flight equipment	—	58
Assets constructed for others	(8)	(22)
Sale of auction rate securities	36	29
Purchase of available-for-sale securities	(722)	—
Sale of available-for-sale securities	761	—
Purchase of held-to-maturity investments	(584)	—
Proceeds from the maturities of held-to-maturity investments	72	—
Other, net	—	(4)

Net cash used in investing activities	(596)	(296)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	5	116
Issuance of long-term debt	66	446
Short-term borrowings and lines of credit	20	13
Construction obligation	9	25
Repayment of long-term debt and capital lease obligations	(239)	(77)
Repayment of short-term borrowings and lines of credit	(37)	(120)
Other, net	(3)	(13)

Net cash provided by (used in) financing activities	(179)	390

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(419)	319

Cash and cash equivalents at beginning of period	896	561

Cash and cash equivalents at end of period	$477	$880

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
     Our outstanding debt and capital lease obligations were reduced by $274 million as a result of principal payments made during the six months ended June 30, 2010. At June 30, 2010, the weighted average interest rate of all of our long-term debt was 4.43% and scheduled maturities were $131 million for the remainder of 2010, $181 million in 2011, $182 million in 2012, $380 million in 2013, $600 million in 2014 and $1.64 billion thereafter.

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
Note 4 — Comprehensive Income / (Loss)
     Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting. The differences between net income (loss) and comprehensive income (loss) for each of these periods are as follows (dollars are in millions):

	Three Months Ended
	June 30,
	2010	2009
Net income	$31	$21

Gain (loss) on derivative instruments (net of $11 and $23 of taxes)	(16)	36

Total other comprehensive income (loss)	(16)	36

Comprehensive income	$15	$57

	Six Months Ended
	June 30,
	2010	2009
Net income	$30	$34

Gain (loss) on derivative instruments (net of $16 and $42 of taxes)	(24)	65

Total other comprehensive income (loss)	(24)	65

Comprehensive income	$6	$99

     A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes, for the three and six months ended June 30, 2010 is as follows (in millions):

	Aircraft Fuel	Interest
	Derivatives	Rate Swaps	Total
Beginning accumulated gains (losses), at March 31, 2010	$2	$(9)	$(7)
Reclassifications into earnings	2	2	4
Change in fair value	(14)	(6)	(20)

Ending accumulated gains (losses), at June 30, 2010	$(10)	$(13)	$(23)

	Aircraft Fuel	Interest
	Derivatives	Rate Swaps	Total
Beginning accumulated gains (losses), at December 31, 2009	$7	$(6)	$1
Reclassifications into earnings	1	3	4
Change in fair value	(18)	(10)	(28)

Ending accumulated gains (losses), at June 30, 2010	$(10)	$(13)	$(23)

Note 5 — Earnings (Loss) Per Share
     The following table shows how we computed basic and diluted earnings (loss) per common share (dollars in millions; share data in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net income	$31	$21	$30	$34
Effect of dilutive securities:
Interest on convertible debt, net of income taxes	3	2	6	3

Net income applicable to common stockholders after assumed conversion for diluted earnings per share	$34	$23	$36	$37

Denominator:
Weighted average shares outstanding for basic earnings per share	275,229	251,770	274,644	248,102
Effect of dilutive securities:
Employee stock options	2,603	2,887	2,506	2,775
Convertible debt	68,605	68,605	68,605	68,605

Adjusted weighted average shares outstanding and assumed conversions for diluted earnings	346,437	323,262	345,755	319,482

Shares excluded from EPS calculation (in millions):
Shares issuable upon conversion of our convertible debt since assumed conversion would be antidilutive	—	10.2	—	10.2
Shares issuable upon exercise of outstanding stock options or vesting of restricted stock units since assumed exercise would be antidilutive	22.5	23.2	25.8	24.8
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
     Held-to-maturity investment securities: During 2009 and the six months ended June 30, 2010, we purchased various corporate bonds. Those with original maturities less than twelve months are included in short-term investments on our condensed consolidated balance sheets, and those with original maturities in excess of twelve months are included in long-term investments on our condensed consolidated balance sheets. The fair value of these investments is based on observable market data. We did not record any significant gains or losses on these securities during the six months ended June 30, 2010
     Auction rate securities: At June 30, 2010, the fair values of our ARS all of which are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government), were estimated through discounted cash flow models. Since these inputs were not observable, they are classified as level 3 inputs. For the three months ended June 30, 2009, we recorded an unrealized holding gain on our ARS of $8 million, based on the then current fair value. We classify our ARS as trading securities and therefore measure at each reporting period with the resulting gain (loss) recognized in other income (expense). Our discounted cash flow analysis considered, among other things, the quality of the underlying collateral, the credit rating of the issuers, an estimate of when these securities are either expected to have a successful auction or otherwise return to par value, expected interest income to be received over this period, and the estimated required rate of return for investors. Because of the inherent subjectivity in valuing these securities, we also considered independent valuations obtained for each of our ARS as of June 30, 2009 in estimating their fair values.
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

Note 11 — Restatement
Correction of error
In connection with our fourth quarter of 2010 analysis of the winding down of the liability for TrueBlue points and awards outstanding when our original TrueBlue program was replaced by an enhanced customer loyalty program described in Note 1 to our 2009 Annual Report on Form 10-K/A, we determined that as of June 30, 2010, there was an error in our prior accounting for approximately $13 million of points and awards that had previously expired. As a result of this accounting error, revenue, net income, earnings per share and retained earnings were all understated in previously reported consolidated financial statements for the years ended 2007, 2008 and 2009 as well as for the quarterly periods reported for 2010. Management determined that our previously issued consolidated financial statements should be restated to properly reflect the non-cash revenue for expired TrueBlue points and awards in the periods in which expiration occurred. We also corrected smaller errors related to our calculation of interest expense.
The effects of these changes on our consolidated statements of operations are summarized as follows (amounts in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Passenger Revenue
As reported	$850	$721	$1,635	$1,427
Correction of True Blue points and awards	1	1	2	3

Restated	$851	$722	$1,637	$1,430

Operating Income
As reported	$94	$76	$136	$149
Correction of True Blue points and awards	1	1	2	3

Restated	$95	$77	$138	$152

Interest Expense
As reported	$(43)	$(49)	$(90)	$(98)
Correction of interest expence	—	—	—	—

Restated	$(43)	$(49)	$(90)	$(98)

Income Tax Expense (Benefit)
As reported	$21	$16	$20	$24
Correction of misstatement	—	—	1	1

Restated	$21	$16	$21	$25

Net Income
As reported	$30	$20	$29	$32
Correction of misstatement	1	1	1	2

Restated	$31	$21	$30	$34

Basic earnings per share
As reported	$0.11	$0.08	$0.11	$0.13
Correction of misstatement	—	—	—	0.01

Restated	$0.11	$0.08	$0.11	$0.14

Diluted earnings per share
As reported	$0.10	$0.07	$0.10	$0.11
Correction of misstatement	—	—	0.01	—

Restated	$0.10	$0.07	$0.11	$0.11

     The impact of these changes on our consolidated balance sheets are summarized as follows (amounts in millions):

	As of
	June 30, 2010	December 31, 2009
Prepaid expenses and other
As reported	$265	$308
Correction of misstatement	(5)	(4)

Restated	$260	$304

Long term Other Assets
As reported	$358	$311
Correction of deferred interest	(4)	(4)

Restated	$354	$307

Total Other Assets
As reported	$588	$381
Correction of deferred interest	(4)	(4)

Restated	$584	$377

Total Assets
As reported	$6,590	$6,557
Correction of misstatement	(9)	(8)

Restated	$6,581	$6,549

Air traffic liability
As reported	$593	$455
Correction of True Blue points and awards	(14)	(12)

Restated	$579	$443

Deferred income taxes
As reported	$280	$260
Correction of misstatement	(1)	(1)

Restated	$279	$259

Retained Earnings
As reported	$146	$117
Correction of misstatement	6	5

Restated	$152	$122

Total stockholders’ equity
As reported	$1,556	$1,541
Correction of misstatement	6	5

Restated	$1,562	$1,546

     There was no impact to previously reported total cash flows from operations, investing or financing activities resulting from the error correction. In addition, the restatement also resulted in changes to Notes 4 and 5 to our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (RESTATED)
Outlook
     Overall economic conditions continued to show signs of improvement during the second quarter with airlines benefiting from the global economic recovery in the form of increased demand and improved yield. Our average fare for the second quarter increased 10% to $139.20 over the same period in 2009. The stronger fare environment and our ability to attract and retain higher yielding customers have contributed to better than expected revenue gains. While we remain optimistic the revenue environment will continue to improve throughout 2010, a competitive industry landscape is ever present, and as such we will continue to focus on striving to achieve our long-term sustainable growth goals. For us to achieve these goals, we plan to continue to maximize network profitability, build and maintain our financial strength, control costs and enhance our unique culture.
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
Results of Operations
     Our operating revenue per available seat mile for the quarter increased 10% over the same period in 2009. Our average fares for the quarter increased 10% over 2009 to $139.20, while our load factor increased 2.5 points to 82.0% from a year ago. Our on-time performance, defined by the Department of Transportation, or DOT, as arrival within 14 minutes of schedule, was 83.2% in the second quarter of 2010 compared to 75.1% for the same period in 2009, while our completion factor was 99.2% and 98.6% in 2010 and 2009, respectively.
Three Months Ended June 30, 2010 and 2009
     We reported net income of $31 million for the three months ended June 30, 2010, compared to $21 million for the three months ended June 30, 2009. Diluted earnings per share were $0.10 for the second quarter of 2010 compared to $0.07 for 2009. Our operating income for the three months ended June 30, 2010 was $95 million compared to $77 million for the same period last year, and our pre-tax margin increased 0.9 points from 2009 to 5.6%.
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
     Other Income (Expense). Interest expense decreased 12%, or $6 million, primarily due to lower interest rates.
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
Six Months Ended June 30, 2010 and 2009
     We reported net income of $30 million for the six months ended June 30, 2010, compared to $34 million for the six months ended June 30, 2009. Diluted earnings per share were $0.11 for the six months ended June 30, 2010 compared to $0.11 for the same period in 2009. Our operating income for the six months ended June 30, 2010 was $138 million compared to $152 million for the same period last year, and our pre-tax margin decreased 0.9 points from 2009.
     Operating Revenues. Operating revenues increased 13%, or $208 million, over the same period in 2009, primarily due to a 14%, or $207 million, increase in passenger revenues. The increase in passenger revenues was largely attributable to a 6% increase in capacity along with a 6% increase in yield over the first half of 2009, amounts which include capacity reductions during the initial cutover period to our new customer service system in the first quarter. Additionally, we had an $8 million increase in Even More Legroom fees as a result of increased capacity and revised pricing.
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
     Other Income (Expense). Interest expense decreased 9%, or $8 million, primarily due to lower interest rates and a lower principal balance of debt outstanding.
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
     The following table sets forth our operating statistics for the three months ended June 30, 2010 and 2009:

	Three Months Ended				Six Months Ended
	June 30,		Percent		June 30,		Percent
	2010	2009	Change		2010	2009	Change
Operating Statistics:
Revenue passengers (thousands)	6,114	5,691	7.4		11,642	10,982	6.0
Revenue passenger miles (millions)	7,126	6,545	8.9		13,596	12,585	8.0
Available seat miles (ASMs) (millions)	8,688	8,237	5.5		17,112	16,179	5.8
Load factor	82.0%	79.5%	2.5	pts.	79.5%	77.8%	1.7	pts.
Aircraft utilization (hours per day)	11.8	11.9	(0.3)		11.8	11.9	(1.0)

Average fare	$139.20	$127.04	9.6		$140.60	$130.26	7.9
Yield per passenger mile (cents)	11.94	11.04	8.1		12.04	11.37	5.9
Passenger revenue per ASM (cents)	9.79	8.78	11.6		9.57	8.84	8.2
Operating revenue per ASM (cents)	10.83	9.82	10.3		10.58	9.91	6.8
Operating expense per ASM (cents)	9.72	8.88	9.5		9.77	8.97	9.0
Operating expense per ASM, excluding fuel (cents)	6.51	6.02	8.2		6.66	6.13	8.6
Airline operating expense per ASM (cents) (1)	9.55	8.66	10.3		9.58	8.74	9.6

Departures	56,202	54,885	2.4		110,569	107,899	2.5
Average stage length (miles)	1,102	1,067	3.3		1,102	1,066	3.4
Average number of operating aircraft during period	151.0	147.4	2.5		151.0	144.9	4.2
Average fuel cost per gallon	$2.30	$2.05	12.3		$2.25	$2.04	10.0
Fuel gallons consumed (millions)	121	115	5.4		237	224	5.8
Full-time equivalent employees at period end (1)					10,906	10,235	6.6

(1)	Excludes operating expenses and employees of LiveTV, LLC, which are unrelated to our airline operations.

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
     Investing Activities. During the six months ended June 30, 2010, capital expenditures related to our purchase of flight equipment included $65 million for two aircraft and two spare engines, $20 million for flight equipment deposits and $8 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases, facilities improvements, and LiveTV inventory, were $58 million. Investing activities also included the net purchase of $437 million in investment securities.
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
     Working Capital. We had working capital of $178 million and $377 million at June 30, 2010 and December 31, 2009, respectively. Our working capital includes the fair value of our short term fuel hedge derivatives, which was a liability of $3 million at June 30, 2010 and an asset of $25 million at December 31, 2009.

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
Restatement of Previously Issued Financial Statements
In January 2011, in connection with our closing of the financial statements for the fourth quarter of 2010, management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, identified a control deficiency related to the timely monitoring and accounting of expired points and awards under our former customer loyalty program, TrueBlue, that constituted a material weakness in our internal control over financial reporting (as defined under Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). As a result of the misstatement caused by this control deficiency, our management determined that our previously issued financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2010 should no longer be relied upon due to a $13 million non-cash error in the accounting for expired TrueBlue points and awards and those financial statements should be restated to properly reflect the non-cash revenue for expired customer loyalty points and awards in the periods in which the expirations occurred.
Evaluation of Disclosure Controls and Procedures
At the time our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010 was filed on July 27, 2010, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2010.
Subsequent to that evaluation, our management, including our CEO and CFO, have re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on that re-evaluation and as described above under “Restatement of Previously Issued Financial Statements,” we have identified a material weakness in our internal control over financial reporting (as defined under Exchange Act Rules 13a-15(f) and 15d-15(f)). Solely as a result of this material weakness, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2010.
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
Changes in Internal Control Over Financial Reporting
Other than the remediation of material weakness noted above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the fiscal quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Vice President, Controller and Chief
Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit
3.2(b)	Certificate of Amendment of Certificate of Incorporation, dated May 20, 2010 — incorporated by reference to Exhibit 3.2(b) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.17(i)**	Amendment No. 9 to Purchase Agreement DCT-025/2003, dated as of May 24, 2010, between Embraer Empresa Brasileira de Aeronautica S.A and JetBlue Airways Corporation — incorporated by reference to Exhibit 10.17(i) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32	Certification Pursuant to Section 1350, furnished herewith.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

**	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the SEC.