Form 10-Q/A
period 2010-09-30
JETBLUE AIRWAYS CORP
filed 2011-02-07
CIK 1158463

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

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of JetBlue Airways Corporation for the quarter ended September 30, 2010 originally filed with the Securities and Exchange Commission on October 26, 2010, is being filed to restate our condensed consolidated financial statements and other financial information to properly account for the expiration of points and awards in the Company’s customer loyalty program, TrueBlue. Management determined certain financial amounts reflected in Items 1 and 2 as well as Exhibit 12.1 to our originally filed Form 10-Q needed to be restated to reflect this adjustment. The amended items have been amended and restated in their entirety. Other than as described below, no other changes have been made to the original Form 10-Q.
     As more fully described in Note 11 to our condensed consolidated financial statements, in connection with our fourth quarter of 2010 analysis of the winding down of the liability for TrueBlue points and awards outstanding when our original TrueBlue program was replaced, management concluded in January 2011, that there was an error in accounting for certain points and awards that had previously expired. As a result of this accounting error, revenue, net income, earnings per share and retained earnings were all understated in previously reported consolidated financial statements for the years ended 2007, 2008, and 2009 as well as for the nine months ended September 30, 2010. The impact on our consolidated balance sheets was primarily an understatement to retained earnings offset by an overstatement of air traffic liability. There was no impact to previously reported total cash flows from operations, investing or financing activities. We also corrected smaller errors related to the calculation of interest expense, and have included these corrections in our condensed consolidated financial results in this Form 10-Q/A.
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

JetBlue Airways Corporation
FORM 10-Q
INDEX

Page #’s

PART I. FINANCIAL INFORMATION	x
Item 1. Financial Statements	x
Condensed Consolidated Balance Sheets — September 30, 2010 and December 31, 2009	x
Consolidated Statements of Operations — Three and Nine Months Ended September 30, 2010 and 2009	x
Condensed Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2010 and 2009
Notes to Condensed Consolidated Financial Statements	x
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	xx
Item 3. Quantitative and Qualitative Disclosures About Market Risk	xx
Item 4. Controls and Procedures	xx

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	xx
Item 1A. Risk Factors	xx
Item 5. Other Information	xx
Item 6. Exhibits	xx
ex-12.1
ex-31.1
ex-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(as Restated, see Note 11)

	September 30,	December 31,
	2010	2009
	(unaudited)	(as adjusted, Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$498	$896
Investment securities	447	240
Receivables, less allowance	93	81
Restricted cash	7	13
Prepaid expenses and other	262	304

Total current assets	1,307	1,534

PROPERTY AND EQUIPMENT
Flight equipment	4,296	4,170
Predelivery deposits for flight equipment	163	139

	4,459	4,309
Less accumulated depreciation	643	540

	3,816	3,769

Other property and equipment	484	515
Less accumulated depreciation	172	169

	312	346

Assets constructed for others	557	549
Less accumulated amortization	43	26

	514	523

Total property and equipment	4,642	4,638

OTHER ASSETS
Investment securities	219	6
Restricted cash	62	64
Other	379	307

Total other assets	660	377

TOTAL ASSETS	$6,609	$6,549

See accompanying notes to condensed consolidated financial statements

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(as Restated, see Note 11)

	September 30,	December 31,
	2010	2009
	(unaudited)	(as adjusted, Note 1)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$117	$93
Air traffic liability	532	443
Accrued salaries, wages and benefits	148	121
Other accrued liabilities	131	116
Current maturities of long-term debt and capital leases	184	384

Total current liabilities	1,112	1,157

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	2,880	2,920

CONSTRUCTION OBLIGATION	531	529

DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	317	259
Other	140	138

	457	397

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 900,000,000 and 500,000,000 shares authorized, 321,412,530 and 318,592,283 shares issued and 293,849,319 and 291,490,758 shares outstanding in 2010 and 2009, respectively	3	3
Treasury stock, at cost; 27,563,211 and 27,102,136 shares in 2010 and 2009, respectively	(4)	(2)
Additional paid-in capital	1,438	1,422
Retained earnings	211	122
Accumulated other comprehensive income (loss)	(19)	1

Total stockholders’ equity	1,629	1,546

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,609	$6,549

See accompanying notes to condensed consolidated financial statements

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)
(as Restated, see Note 11)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(as adjusted, Note 1)		(as adjusted, Note 1)
OPERATING REVENUES
Passenger	$932	$766	$2,569	$2,196
Other	98	90	272	263

Total operating revenues	1,030	856	2,841	2,459

OPERATING EXPENSES
Aircraft fuel and related taxes	292	255	825	713
Salaries, wages and benefits	227	199	664	576
Landing fees and other rents	61	56	173	160
Depreciation and amortization	54	59	165	170
Aircraft rent	31	31	93	95
Sales and marketing	47	38	130	113
Maintenance materials and repairs	44	40	124	111
Other operating expenses	134	110	389	301

Total operating expenses	890	788	2,563	2,239

OPERATING INCOME	140	68	278	220

OTHER INCOME (EXPENSE)
Interest expense	(45)	(50)	(135)	(148)
Capitalized interest	1	2	3	6
Interest income and other	1	5	2	6

Total other income (expense)	(43)	(43)	(130)	(136)

INCOME BEFORE INCOME TAXES	97	25	148	84

Income tax expense	38	9	59	34

NET INCOME	$59	$16	$89	$50

INCOME PER COMMON SHARE:
Basic	$0.21	$0.06	$0.32	$0.19

Diluted	$0.18	$0.05	$0.28	$0.17

     See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)
(as Restated, see Note 11)

	Nine months ended
	September
	2010	2009
		(as adjusted, Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$89	$50
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	59	34
Depreciation	145	139
Amortization	28	35
Stock-based compensation	13	12
Collateral returned (paid) for derivative instruments	(11)	130
Changes in certain operating assets and liabilities	140	(64)
Other, net	27	21

Net cash provided by operating activities	490	357

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(198)	(372)
Predelivery deposits for flight equipment	(35)	(19)
Proceeds from the sale of flight equipment	—	58
Assets constructed for others	(11)	(38)
Sale of auction rate securities	85	54
Purchase of available-for-sale securities	(927)	—
Sale of available-for-sale securities	966	—
Purchase of held-to-maturity investments	(779)	—
Proceeds from the maturities of held-to-maturity investments	238	—
Other, net	2	(4)

Net cash used in investing activities	(659)	(321)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	5	116
Issuance of long-term debt	93	446
Short-term borrowings and lines of credit	20	13
Construction obligation	12	42
Repayment of long-term debt and capital lease obligations	(279)	(130)
Repayment of short-term borrowings and lines of credit	(76)	(120)
Other, net	(4)	(13)

Net cash provided by (used in) financing activities	(229)	354

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(398)	390

Cash and cash equivalents at beginning of period	896	561

Cash and cash equivalents at end of period	$498	$951

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
Note 4 — Comprehensive Income / (Loss)
     Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting. The differences between net income and comprehensive income (loss) for each of these periods are as follows (dollars are in millions):

	Three Months Ended
	September 30,
	2010	2009
Net income	$59	$16

Gain (loss) on derivative instruments (net of $3 and $6 of taxes)	4	9

Total other comprehensive income (loss)	4	9

Comprehensive income	$63	$25

	Nine Months Ended
	September 30,
	2010	2009
Net income	$89	$50

Gain (loss) on derivative instruments (net of $13 and $48 of taxes)	(20)	74

Total other comprehensive income (loss)	(20)	74

Comprehensive income	$69	$124

     A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes, for the three and nine months ended September 30, 2010 is as follows (in millions):

	Aircraft Fuel	Interest Rate
	Derivatives	Swaps	Total
Beginning accumulated gains (losses), at June 30, 2010	$(10)	$(13)	$(23)
Reclassifications into earnings	4	1	5
Change in fair value	4	(5)	(1)

Ending accumulated gains (losses), at September 30, 2010	$(2)	$(17)	$(19)

	Aircraft Fuel	Interest Rate
	Derivatives	Swaps	Total
Beginning accumulated gains (losses), at December 31, 2009	$7	$(6)	$1
Reclassifications into earnings	5	4	9
Change in fair value	(14)	(15)	(29)

Ending accumulated gains (losses), at September 30, 2010	$(2)	$(17)	$(19)

Note 5 — Earnings (Loss) Per Share
     The following table shows how we computed basic and diluted earnings (loss) per common share (dollars in millions; share data in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net income	$59	$16	$89	$50
Effect of dilutive securities:
Interest on convertible debt, net of profit sharing and income taxes	2	3	8	6

Net income applicable to common stockholders after assumed conversion for diluted earnings per share	$61	$19	$97	$56

Denominator:
Weighted average shares outstanding for basic earnings per share	275,731	272,218	275,011	256,229
Effect of dilutive securities:
Employee stock options	2,598	3,346	2,536	2,967
Convertible debt	68,605	68,605	68,605	68,605

Adjusted weighted average shares outstanding and assumed conversions for diluted earnings per share	346,934	344,169	346,152	327,801

Shares excluded from EPS calculation (in millions):
Shares issuable upon conversion of our convertible debt since assumed conversion would be antidilutive	—	9.2	—	9.2
Shares issuable upon exercise of outstanding stock options or vesting of restricted stock units since assumed exercise would be antidilutive	22.4	23.0	24.6	24.2
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
Note 7 — Commitments and Contingencies
     In February 2010, we amended our Airbus A320 purchase agreement, deferring six aircraft previously scheduled for delivery in 2011 and 2012 to 2015. This amendment had the effect of reducing our 2010 capital expenditures by $40 million in related predelivery deposits, which will be required to be made in future periods. In August 2010, we cancelled the orders for two EMBRAER 190 aircraft previously scheduled for delivery in 2012. In October 2010, we further amended our Airbus A320 purchase agreement, deferring delivery of 10 aircraft previously scheduled for delivery in 2012 and 2013 to 2016 for a rescheduling fee of $5 million, which was paid and expensed upon execution of the amendment.
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

	Crude oil cap		Jet fuel swap
	agreements	Heating oil collars	agreements	Total
Fourth Quarter 2010	—	14%	24%	38%
First Quarter 2011	17%	5%	—	22%
Second Quarter 2011	21%	—	—	21%
Third Quarter 2011	16%	—	—	16%
Fourth Quarter 2011	5%	—	—	5%
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

     Spectrum license: In 2006, LiveTV acquired an air-to-ground spectrum license in a public auction from the Federal Communications Commission for approximately $7 million. Since its acquisition, the license has been treated as an indefinite lived intangible asset, reflected in other long term assets in our consolidated balance sheets. In late 2007, we unveiled BetaBlue, an Airbus A320 aircraft, which utilized the acquired spectrum in delivering email and internet capabilities to our customers. Since 2007, LiveTV continued to develop this technology, with the intent of making it available on all of our aircraft. However, with the introduction of similar service by competitors, we re-evaluated the long term viability of our planned offering and earlier in 2010, ceased further development of the air-to-ground platform. In September 2010, we announced plans to develop broadband capability, partnering with ViaSat and utilizing their advanced satellite technologies. As a result of the change in plans, we evaluated the spectrum license for impairment, which resulted in a loss of approximately $5 million being recorded in other operating expenses during the three months ended September 30, 2010. We determined the $2 million fair value of the spectrum license at September 30, 2010 using a probability weighted cash flow model, which included an income approach for the cash flows associated with the current general aviation business as well as a market approach based on an independent valuation. Since these inputs are not observable, they are classified as level 3 inputs in the hierarchy.
Note 10 — Stockholders’ Equity
     In May 2010, at our annual meeting of stockholders, shareholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the Company’s authorized capital from 500 million common shares to 900 million common shares.
Note 11 — Restatement
Correction of error
In connection with our fourth quarter of 2010 analysis of the winding down of the liability for TrueBlue points and awards outstanding when our original TrueBlue program was replaced by an enhanced customer loyalty program described in Note 1 to our 2009 Annual Report on Form 10-K/A, we determined that as of September 30, 2010, there was an error in our prior accounting for approximately $13 million of points and awards that had previously expired. As a result of this accounting error, revenue, net income, earnings per share and retained earnings were all understated in previously reported consolidated financial statements for the years ended 2007, 2008 and 2009 as well as for the March 31, and June 30, quarterly periods reported for 2010. Management determined that our previously issued consolidated financial statements should be restated to properly reflect the non-cash revenue for expired TrueBlue points and awards in the periods in which expiration occurred. We also corrected smaller errors related to our calculation of interest expense.
The effects of these changes on our consolidated statements of operations are summarized as follows (amounts in millions, except per share amounts):

	Three Months Ended	Nine Months Ended September 30,
	September 30, 2009	2010	2009
Passenger Revenue
As reported	$764	$2,567	$2,191
Correction of True Blue points and awards	2	2	5

Restated	$766	$2,569	$2,196

Operating Income
As reported	$66	$276	$215
Correction of True Blue points and awards	2	2	5

Restated	$68	$278	$220

Interest Expense
As reported	$(50)	$(135)	$(148)
Correction of interest expense	—	—	—

Restated	$(50)	$(135)	$(148)

Income Tax Expense (Benefit)
As reported	$8	$58	$32
Correction of misstatement	1	1	2

Restated	$9	$59	$34

Net Income
As reported	$15	$88	$47
Correction of misstatement	1	1	3

Restated	$16	$89	$50

Basic earnings per share
As reported	$0.05	$0.32	$0.18
Correction of misstatement	0.01	—	0.01

Restated	$0.06	$0.32	$0.19

Diluted earnings per share
As reported	$0.05	$0.28	$0.16
Correction of misstatement	—	—	0.01

Restated	$0.05	$0.28	$0.17

     The impact of these changes on our consolidated balance sheets are summarized as follows (amounts in millions):

	As of
	September 30, 2010	December 31, 2009
Prepaid expenses and other
As reported	$267	$308
Correction of misstatement	(5)	(4)

Restated	$262	$304

Long term Other Assets
As reported	$383	$311
Correction of deferred interest	(4)	(4)

Restated	$379	$307

Total Other Assets
As reported	$664	$381
Correction of deferred interest	(4)	(4)

Restated	$660	$377

Total Assets
As reported	$6,618	$6,557
Correction of misstatement	(9)	(8)

Restated	$6,609	$6,549

Air traffic liability
As reported	$546	$455
Correction of TrueBlue points and awards	(14)	(12)

Restated	$532	$443

Deferred income taxes
As reported	$318	$260
Correction of misstatement	(1)	(1)

Restated	$317	$259

Retained Earnings
As reported	$205	$117
Correction of misstatement	6	5

Restated	$211	$122

Total stockholders’ equity
As reported	$1,623	$1,541
Correction of misstatement	6	5

Restated	$1,629	$1,546

     There was no impact to previously reported total cash flows from operations, investing or financing activities resulting from the error correction. In addition, the restatement also resulted in changes to Notes 4 and 5 of our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (RESTATED)
Outlook
     The economy continued to show signs of improvement and stability in the third quarter of 2010. The relatively stable and generally healthy demand environment has allowed our revenues to grow, while load factors remained flat, and our fares increased. Our average fare for the third quarter increased 11% to $142 over the same period in 2009. Improving yields and capacity reductions by our competitors have enhanced our ability to grow in regions and on routes where we see the most opportunity. We anticipate the current revenue environment will continue throughout the remainder of 2010. Industry consolidation activities have continued through 2010. The merger of United Airlines and Continental became effective in October 2010, and earlier in September low cost carrier Southwest Airlines announced plans to acquire AirTran Airways. We expect to continue to maintain a focus on our long-term sustainable growth goals and build upon the progress we made this year in strengthening our network, maximizing revenues, and focusing on cost control, while enhancing our unique culture.
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
Results of Operations
     Our operating revenue per available seat mile for the quarter increased 11% over the same period in 2009. Our average fares for the quarter increased 11% over 2009 to $141.79, while our load factor increased 0.9 points to 84.6% from a year ago. Our on-time performance, defined by the Department of Transportation, or DOT, as arrival within 14 minutes of schedule, was 76.9% in the third quarter of 2010 compared to 78.7% for the same period in 2009, while our completion factor was 99.2% and 98.8% in 2010 and 2009, respectively.
Three Months Ended September 30, 2010 and 2009
     We reported net income of $59 million for the three months ended September 30, 2010, compared to $16 million for the three months ended September 30, 2009. Diluted earnings per share were $0.18 for the third quarter of 2010 compared to $0.05 for 2009. Our operating income for the three months ended September 30, 2010 was $140 million compared to $68 million for the same period last year, and our pre-tax margin increased 6.5 points from 2009 to 9.4%.
     Operating Revenues. Operating revenues increased 20%, or $174 million, over the same period in 2009, primarily due to a 22%, or $166 million, increase in passenger revenues. The increase in passenger revenues was largely attributable to an 8% increase in capacity along with an 11% increase in yield over the third quarter of 2009. This includes the positive impact of improved pricing capabilities and increased participation in GDSs as a result of our new customer service system. Additionally, our Even More Legroom fees increased approximately $2 million.
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

     Sales and marketing expense increased 23%, or $9 million, due to $5 million in higher credit card fees resulting from the increased average fares, $2 million in higher commissions in 2010 related to our increased participation in GDSs and online travel agencies and and $2 million in higher advertising costs. On a cost per available seat mile basis, sales and marketing expense increased 13% primarily due to increased fares and distribution costs resulting from the enhanced capabilities of our new customer service system.
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
Nine Months Ended September 30, 2010 and 2009
     We reported net income of $89 million for the nine months ended September 30, 2010, compared to $50 million for the nine months ended September 30, 2009. Diluted earnings per share were $0.28 for the nine months ended September 30, 2010 compared to $0.17 for the same period in 2009. Our operating income for the nine months ended September 30, 2010 was $278 million compared to $220 million for the same period last year, and our pre-tax margin increased 1.8 points from 2009 to 5.2%.
     Operating Revenues. Operating revenues increased 16%, or $382 million, over the same period in 2009, primarily due to a 17%, or $373 million, increase in passenger revenues. The increase in passenger revenues was largely attributable to a 7% increase in capacity along with an 8% increase in yield over the first three quarters of 2009, amounts which include capacity reductions during the initial cutover period to our new customer service system in the first quarter. Additionally, we had a $10 million increase in Even More Legroom fees as a result of increased capacity and revised pricing.
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
     Other Income (Expense). Interest expense decreased 10%, or $13 million, primarily due to lower interest rates and a lower principal balance of debt outstanding.
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
     The following table sets forth our operating statistics for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended				Nine Months Ended
	September 30,		Percent		September 30,		Percent
	2010	2009	Change		2010	2009	Change
Operating Statistics:
Revenue passengers (thousands)	6,573	6,011	9.3		18,215	16,993	7.2
Revenue passenger miles (millions)	7,699	7,027	9.6		21,295	19,612	8.6
Available seat miles (ASMs) (millions)	9,102	8,391	8.5		26,214	24,570	6.7
Load factor	84.6%	83.7%	0.9	pts.	81.2%	79.8%	1.4	pts.
Aircraft utilization (hours per day)	12.0	11.5	4.7		11.9	11.8	0.9

Average fare	$141.79	$127.36	11.3		$141.03	$129.23	9.1
Yield per passenger mile (cents)	12.10	10.89	11.1		12.06	11.20	7.7
Passenger revenue per ASM (cents)	10.24	9.12	12.2		9.80	8.94	9.6
Operating revenue per ASM (cents)	11.32	10.21	10.9		10.84	10.01	8.3
Operating expense per ASM (cents)	9.78	9.40	4.1		9.78	9.11	7.3
Operating expense per ASM, excluding fuel (cents)	6.57	6.36	3.4		6.63	6.21	6.7
Airline operating expense per ASM (cents) (1)	9.53	9.13	4.4		9.56	8.87	7.8

Departures	58,935	55,420	6.3		169,504	163,319	3.8
Average stage length (miles)	1,103	1,081	2.1		1,102	1,071	2.9
Average number of operating aircraft during period	153.4	151.0	1.6		151.8	146.9	3.3
Average fuel cost per gallon	$2.26	$2.14	5.6		$2.25	$2.08	8.4
Fuel gallons consumed (millions)	130	119	8.5		367	343	6.8
Full-time equivalent employees at period end (1)					10,669	10,246	4.1

(1)	Excludes operating expenses and employees of LiveTV, LLC, which are unrelated to our airline operations.
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
     Working Capital. We had working capital of $195 million and $377 million at September 30, 2010 and December 31, 2009, respectively. Our working capital includes the fair value of our short term fuel hedge derivatives, which was an asset of $10 million and $25 million at September 30, 2010 and December 31, 2009, respectively.
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

     Committed expenditures for our 110 firm aircraft and 14 spare engines include estimated amounts for contractual price escalations and predelivery deposits. Debt financing has been arranged for our remaining firm aircraft delivery scheduled for 2010, and lease financing is being arranged for our used aircraft deliveries expected in 2010. Although we believe that debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot give assurance that we will be able to secure financing on terms attractive to us, if at all, which may require us to modify our aircraft acquisition plans. Capital expenditures for facility improvements, spare parts, and ground purchases are expected to be approximately $40 million for the remainder of 2010.
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
Evaluation of Disclosure Controls and Procedures
     At the time our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010 was filed on October 26, 2010, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2010.
     Subsequent to that evaluation, our management, including our CEO and CFO, have re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on that re-evaluation and as described above under “Restatement of Previously Issued Financial Statements,” we have identified a material weakness in our internal control over financial reporting (as defined under Exchange Act Rules 13a-15(f) and 15d-15(f)). Solely as a result of this material weakness, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2010.
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
Changes in Internal Control Over Financial Reporting
     Other than the remediation of material weakness noted above, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the fiscal quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
     The following is an update to Item 1A-Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2009, or our 2009 Form 10-K, which was updated by Item 1A. in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, or June 2010 Form 10-Q. For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to our 2009 Form 10-K and our June 2010 Form 10-Q.
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
     In September 2010, JetBlue executed a lease with Metropolitan Life Insurance Company (“MetLife”) for space for our new headquarters in Long Island City. The lease has a ten year term and remains subject to contingencies. There is no material relationship between JetBlue or its affiliates and MetLife. A redacted copy of the lease is attached to this Quarterly Report on Form 10-Q as Exhibit 10.30.

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
Vice President, Controller and
Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit
10.3(s)	Side letter No. 28 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated August 31, 2010 – incorporated by reference to Exhibit 10.3(s) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

10.17(j)	Amendment No. 10 to Purchase Agreement DCT-025/2003, dated as of September 10, 2010, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation – incorporated by reference to Exhibit 10.17(i) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

10.30**	Lease by and between JetBlue Airways Corporation and Metropolitan Life Insurance Company – incorporated by reference to Exhibit 10.30 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32	Certification Pursuant to Section 1350, furnished herewith.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

**	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the SEC.