Form 10-K
period 2010-12-31
JETBLUE AIRWAYS CORP
filed 2011-02-25
CIK 1158463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $1,339,648,000 (based on the last reported sale price on the NASDAQ Global Select Market on that date). The number of shares outstanding of the registrant’s common stock as of January 31, 2011 was 294,752,749 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

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

Overview

JetBlue Airways Corporation is a passenger airline that we believe has established a new airline category — a “value airline” — based on service, style, and cost. Known for its award-winning customer service and free TV as much as for its competitive fares, JetBlue believes it offers its customers the best coach product in markets it serves with a strong core product and reasonably priced optional upgrades. JetBlue operates primarily on point-to-point routes with its fleet of 115 Airbus A320 aircraft and 45 EMBRAER 190 aircraft — the youngest and most fuel-efficient fleet of any major U.S. airline. As of December 31, 2010, we served 63 destinations in 21 states, Puerto Rico, and eleven countries in the Caribbean and Latin America. Most of our flights have as an origin or destination one of our focus cities: Boston, Fort Lauderdale, Los Angeles/Long Beach, New York/JFK, or Orlando. By the end of 2010, we operated an average of 650 daily flights. For the year ended December 31, 2010 JetBlue was the 6th largest passenger carrier in the United States based on revenue passenger miles as reported by those airlines. As used in this Form 10-K, the terms “JetBlue”, “we”, “us”, “our” and similar terms refer to JetBlue Airways Corporation and its subsidiaries, unless the context indicates otherwise.

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

Our Value Proposition

Our mission is to bring humanity back to air travel. As we entered our second decade of operations in 2010, we continued to work toward our goal to become “the Americas’ Favorite Airline” — for our employees (whom we refer to as crewmembers), customers, and shareholders. We believe our achieving this goal is dependent upon continuing to provide superior customer service in delivering the JetBlue Experience while maintaining financial strength. We do this by offering what we believe to be the best domestic coach product and providing our customers more value for their purchases, while maintaining a low cost structure relative to our superior product level. During 2010, we continued to make investments to better position us for our future growth and success, including the implementation of a comprehensive customer service system, which has enabled us to add functionalities and enhance the JetBlue experience, as well as modifying our fleet schedule, and expanding our route network. The elements of our value proposition include:

High Quality Service and Product.  Onboard JetBlue, customers enjoy a distinctive flying experience, which we refer to as the “JetBlue Experience.” This includes friendly, award-winning, customer service-oriented employees, new aircraft, roomy leather seats with the most legroom in coach, 36 channels of free DirecTV®, 100 channels of free XM satellite radio and premium movie channel offerings from JetBlue Features®, our source of first run films from multiple major movie studios, and other entertainment features available for purchase. Our onboard offerings include free and unlimited brand name snacks and beverages, premium beverages and specially-designed products for our overnight flights. Our customers have told us the JetBlue Experience is an important reason why they choose us over other airlines.

We strive to communicate openly and honestly with customers about delays and service disruptions. We introduced the JetBlue Airways Customer Bill of Rights in 2007 which provides for compensation to customers who experience avoidable inconveniences (as well as some unavoidable circumstances) and commits us to perform at high service standards and holds us accountable if we do not. We are the first and currently the only U.S. major airline to provide such a fundamental benefit to our customers. In 2010, we completed 98.1% of our scheduled flights. Unlike most other airlines, we have a policy of not overbooking our flights.

All of our aircraft are equipped with leather seats in a comfortable single class layout. Our Airbus A320 aircraft, with 150 seats, has a wider cabin than both the Boeing 737 and 757, two types of aircraft operated by many of our competitors. Our Airbus A320 cabin has at least 34 inches of seat pitch at every seat and as much as 38 inches of seat pitch in our Even More Legroom rows, providing the most legroom in coach of all U.S. airlines. Our EMBRAER 190 aircraft each have 100 seats that are wider than industry average for this type of aircraft and are arranged in a two-by-two seating configuration with either 32 or 33 inches between rows of seats. We continually strive to enhance and refine our product based on customer and crewmember feedback.

Focus on Operating Costs.  Historically, our cost structure has allowed us to offer fares lower than many of our competitors. We continue to focus on maintaining low operating costs relative to the superior product offerings of the JetBlue Experience. For the year ended December 31, 2010, our cost per available seat mile, excluding fuel, of 6.71 cents is among the lowest reported by all other major U.S. airlines. Some of the factors that contribute to our competitive unit costs are:

•	High aircraft utilization. By scheduling and operating our aircraft efficiently, we are able to spread our fixed costs over a greater number of flights and available seat miles. For the year ended December 31, 2010, our aircraft operated an average of 11.6 hours per day, which we believe is the highest among all major U.S. airlines. Our airport operations allow us to schedule our aircraft with minimum ground time.

•	Low distribution costs. Historically, our distribution costs have been low for several reasons. We issue only electronic tickets, saving paper, postage, employee time and back-office processing expense. Additionally, a majority of our sales are booked through our website, http://www.jetblue.com, which is our least expensive form of distribution.

•	Productive workforce. Our employee efficiency results from flexible and productive work rules, effective use of part-time employees and the use of technology to automate tasks. For example, most of our reservation agents work from their homes, providing better scheduling flexibility and allowing employees to customize their schedules. We are continually looking for ways to make our workforce more efficient through the use of technology without compromising our commitment to customer service.

•	New and efficient aircraft. We maintain a fleet consisting of only two aircraft types, the Airbus A320 and the EMBRAER 190, which, with an average age of only 5.4 years, is the youngest fleet of any major U.S. airline. We believe that operating a young fleet having the latest technologies results in our aircraft being more efficient and dependable than older aircraft. We operate the world’s largest fleet of Airbus A320 aircraft, and have the best dispatch reliability in North America of all Airbus A320 aircraft operators. Operating only two types of aircraft, both of which are newer aircraft types, results in cost savings over our competitors (who generally operate more aircraft types) as maintenance processes are simplified, spare parts inventory requirements are reduced, scheduling is simplified and training costs are lower.

Brand Strength.  We believe we have created a widely recognized brand that differentiates us from our competitors and identifies us as a safe, reliable, value-added airline focused on customer service and which provides a high quality travel experience. Similarly, we believe customer awareness of our brand has contributed to the success of our marketing efforts, and enables us to market ourselves as a preferred marketing partner with companies across many different industries. In 2010, we were voted “Top Low Cost Airline for Customer Satisfaction” by J.D. Power and Associates for the sixth consecutive year. We also earned distinctions for the third straight year as the “Best Large Domestic Airline (economy class)” and “Best Inflight Entertainment (domestic flights)” in the 2010 Zagat Airline Survey. Additionally, the JetBlue Experience won us “Best Cabin Ambiance” at the 2010 Passenger Choice Awards of the Airline Passenger Experience Association. According to Satmetrix, we were also recognized as the leader in the 2010 Net Promoter Industry Benchmarks for customer loyalty in the airline category.

Strength of Our People.  We believe we have developed a strong and vibrant service-oriented company culture built around our five key values: Safety, Caring, Integrity, Fun and Passion. Our success depends on our ability to continue hiring, retaining, and developing people who are friendly, helpful, team-oriented and committed to delivering the JetBlue Experience to our customers. Our culture is reinforced through an extensive orientation program for our new employees which emphasizes the importance of customer service, productivity and cost control. We also provide extensive training for our employees, including a leadership program and other training that emphasizes the importance of safety. During 2010, we invested in front line training for our customer service teams to reinforce the importance and value of the customer service experience.

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

Our full-time equivalent employees at December 31, 2010 consisted of 1,897 pilots, 2,039 flight attendants, 3,393 airport operations personnel, 491 technicians (whom others refer to as mechanics), 1,066 reservation agents, and 2,586 management and other personnel. At December 31, 2010, we employed 9,626 full-time and 3,322 part-time employees.

Our leadership team has extensive and diverse airline industry experience and strives to communicate on a regular basis with all JetBlue employees, keeping them informed about JetBlue events and soliciting feedback for ways to improve our service, teamwork and employees’ work environment.

Well-Positioned in the Northeast, Caribbean and Latin America

New York Metropolitan Area — the Nation’s Largest Travel Market.

Since 2000, the majority of our operations have originated in New York City, the nation’s largest travel market. We are the largest airline at New York’s John F. Kennedy International Airport, or JFK, as measured by passengers and, by the end of 2010, our domestic operations at JFK accounted for more than 40% of all domestic passengers at that airport. In addition to JFK, we serve Newark’s Liberty International Airport, New York’s LaGuardia Airport, Newburgh, New York’s Stewart International Airport and White Plains, New York’s Westchester County Airport. JFK is New York’s largest airport, with an infrastructure that includes four runways, large facilities and a convenient direct light-rail connection to the New York City subway system and the Long Island Rail Road. Operating out of the nation’s largest travel market does make us susceptible to certain operational constraints.

In October 2008, after three years of construction, we commenced operations at our new 26-gate terminal at JFK’s Terminal 5. Terminal 5 has an optimal location with convenient access to active runways which we believe has helped increase the efficiency of our operations. We believe this new terminal with its modern amenities, concession offerings and passenger conveniences has also improved the overall efficiency of our operation and, more importantly, has significantly enhanced the ground experience of our customers and has become an integral part of the JetBlue Experience. The Terminal 5 experience has been awarded top honors in four categories in the Airport Revenue News’ 2010 Best Airport & Concessionaire Awards, including “Best Concessionaire Design,” “Most Unique Services,” “Best Overall Concessions Program,” and “Best Concessions Management Team.”

Boston — New England’s Largest Transportation Center

We have been increasing our presence at Boston’s Logan International Airport, or Boston, another important travel market in the Northeast region, and we are now the largest carrier in Boston with the most departures and most destinations served. By the end of 2010, our domestic operations at Boston accounted for more than 19% of all domestic flights at that airport. At Boston, we continue to capitalize on opportunities of the changing competitive landscape by increasing our presence and adding routes and frequencies. Our revamped customer loyalty program, the added benefits of our new customer service system implemented in early 2010, and product enhancements have allowed us to build our relevance to business customers, especially in Boston, where there is a significant business travel presence.

Caribbean and Latin America

The growth of our route network in 2009 and 2010 was primarily through the addition of new destinations in the Caribbean and Latin America, markets which have historically matured more quickly than mainland flights of a comparable distance. As of December 31, 2010, approximately 23% of our capacity was in the Caribbean and Latin America; and we expect this number to continue to grow as we continue to seize opportunities. Traffic from visiting friends and relatives strongly complements leisure travel in the Caribbean region allowing for our growth and success in this area of our network. Additionally, competitive landscape changes in San Juan, Puerto Rico have allowed us to increase significantly our presence there as one of the largest airlines serving the Luis Muñoz Marin International Airport.

Our Industry

The passenger airline industry in the United States has traditionally been dominated by the major U.S. airlines, the largest of which are United Air Lines, Delta Air Lines, American Airlines, Southwest Airlines and US Airways. The U.S. Department of Transportation, or DOT, defines the major U.S. airlines as those airlines with annual revenues of at least $1 billion; there are currently 12 passenger airlines meeting this standard. These airlines offer scheduled flights to most large cities within the United States and abroad and also serve numerous smaller cities. Six of the largest major U.S. airlines have adopted the traditional “hub and spoke” network route system, or traditional network. This type of system concentrates most of an airline’s operations at a limited number of hub cities, serving the majority of other destinations in the system by providing one-stop or connecting service through one of its hubs.

Regional airlines, such as SkyWest Airlines, typically operate smaller aircraft on lower volume routes than do traditional network airlines. Regional airlines typically enter into relationships with one or more traditional network airlines under which the regional airline agrees to use its smaller aircraft to carry passengers booked and ticketed by the traditional network airline between their hubs and a smaller outlying city. There are currently two regional U.S. airlines within the “major” designation.

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

During 2009, most traditional network airlines began to reduce capacity on their international routes while continuing to reduce overall domestic and Caribbean capacity by redeploying the capacity to more regional routes. Virgin America continued to expand in routes that compete directly with us, although other carriers substantially reduced capacity in a number of our markets. We are encouraged by continued capacity discipline across the industry and expect it to continue through 2011.

Competition

The airline industry is highly competitive. Airline profits are sensitive to even slight changes in fuel costs, average fare levels and passenger demand. Passenger demand and fare levels historically have been influenced by, among other things, the general state of the economy, international events, industry capacity and pricing actions taken by other airlines. The principal competitive factors in the airline industry are fares, customer service, routes served, flight schedules, types of aircraft, safety record and reputation, code-sharing and interline relationships, capacity, in-flight entertainment systems and frequent flyer programs.

Our competitors and potential competitors include traditional network airlines, low-cost airlines, and regional airlines. Five of the other major U.S. airlines are larger, have greater financial resources and serve more routes than we do. Our competitors also use some of the same technologies that we do such as laptop computers in the cockpit and website bookings. In recent years, the U.S. airline industry experienced significant consolidation, bankruptcy protection, and liquidation largely as a result of high fuel costs and continued strong competition. The merger of United Airlines and Continental Airlines created the world’s largest airline in 2010 on the heels of the Delta Airlines and Northwest Airlines merger in 2009. Additionally, in September 2010, low cost carrier Southwest Airlines announced plans to acquire AirTran Airways. Further industry consolidation or restructuring may result in our competitors having a more rationalized route structure and lower operating costs, enabling them to compete more aggressively.

Price competition occurs through price discounting, fare matching, increased capacity, targeted sale promotions, ancillary fee additions and frequent flyer travel initiatives, all of which are usually matched by other airlines in order to maintain their share of passenger traffic. A relatively small change in pricing or in passenger traffic could have a disproportionate effect on an airline’s operating and financial results. Our ability to meet this price competition depends on, among other things, our ability to operate at costs equal to or lower than our competitors, including only charging for fees that we believe carry an intrinsic value for the customer. All other factors being equal, we believe customers often prefer JetBlue and the JetBlue Experience.

Commercial Partnerships

Airlines frequently participate in marketing alliances which generally provide for code-sharing, frequent flyer program reciprocity, coordinated flight schedules that provide for convenient connections and other joint marketing activities. These commercial agreements are typically structured in one of three ways: 1) an interline agreement which allows for a customer to book one ticket with itineraries on multiple airlines; 2) a codeshare in which one airline places its name and flight number on flights operated by another airline; and 3) capacity purchase agreements. The benefits of broad networks offered to customers could attract more customers to these networks. We currently participate in several marketing partnerships, primarily interline agreements, and will continue to seek additional strategic opportunities as they arise to grow our network. Our current partnerships are structured with gateways in New York’s JFK, Boston, or Washington DC’s Dulles International Airport allowing international travelers, whom we do not otherwise serve, to easily access many of our key domestic and Caribbean routes. Our partners include Deutsche Lufthansa AG, one of the world’s preeminent airlines and our largest shareholder; Cape Air, an airline that services destinations out of Boston and San Juan, Puerto Rico; Aer Lingus, an airline based in Dublin, Ireland; American Airlines, one of the largest airlines in the world; South African Airways, Africa’s most awarded airline; El Al Israel Airlines, Israel’s national airline; and Emirates, one of the world’s largest international carriers.

Route Network

Our operations primarily consist of transporting passengers on our aircraft with domestic U.S. operations, including Puerto Rico, accounting for 85% of our capacity in 2010. The historic distribution of our available seat miles, or capacity, by region is as follows:

	Year Ended December 31,
Capacity Distribution	2010	2009	2008

East Coast – Western U.S.	34.5%	34.7%	41.5%
Northeast – Florida	31.4	32.8	33.9
Medium – haul	3.3	3.5	3.0
Short – haul	7.6	7.7	7.6
Caribbean, including Puerto Rico	23.2	21.3	14.0

Total	100.0%	100.0%	100.0%

As of December 31, 2010, we provided service to 63 destinations in 21 states, Puerto Rico, and eleven countries in the Caribbean and Latin America. We have begun service to the following new destinations since December 31, 2009:

Destination	Service Commenced

Punta Cana, Dominican Republic	May 2010
Washington, DC/Reagan National	November 2010
Hartford, Connecticut	November 2010

We began service to Providenciales, Turks & Caicos Islands in February 2011. We intend to begin service to Anchorage, Alaska and Martha’s Vineyard, Massachusetts in May 2011. In considering new markets, we focus on those that are underserved or have high average fares. In this process, we analyze publicly available data from the DOT showing the historical number of passengers, capacity and average fares over time. Using this data, combined with our knowledge and experience about how comparable markets have reacted in the past when prices were increased or decreased, we forecast the expected level of demand that may result in a particular market from our introduction of service and lower prices, as well as the anticipated response of existing airlines in that market.

We are the leading carrier in number of flights flown per day between the New York metropolitan area and Florida. As of December 31, 2010, we also offer service to the most non-stop destinations of any carrier out of Boston.

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

During 2010 we implemented a new integrated customer service system, which includes a reservations system, website, revenue management system, revenue accounting system, and a customer loyalty management system among others. The integrated system has enabled us to increase our capabilities including growing our current business, providing for more commercial partnerships and allowing us to attract more business customers.

Our primary distribution channel is through our website, www.jetblue.com, our lowest cost channel that is also designed to ensure our customers have as pleasant an experience booking their travel as they do in the air. Our participation in global distribution systems, or GDSs, supports our growth in the corporate market, as business customers are more likely to book through a travel agency or booking product that utilizes the GDS platform. While the cost of sales through this channel is higher than through our website, the average fare purchased through this channel generally covers the increased distribution costs. We currently participate in four major GDSs (Sabre, Galileo, Worldspan and Amadeus) and four major online travel agents, or OTAs (Expedia, Travelocity, Orbitz, and Priceline).

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

Customer Loyalty Program

In November 2009, we launched an improved version of JetBlue’s customer loyalty program, TrueBlue. TrueBlue is an online program designed to reward and recognize our most loyal customers. The program offers incentives to increase members’ travel on JetBlue. TrueBlue members earn points for each one-way flight flown based on the value paid for the flight. Member accounts accumulate points, which do not expire as long as new points are earned at least once in a 12 month period. Redemption of points for a one-way flight can begin once a member attains as few as 5,000 points. There are no black-out dates or seat restrictions in the improved TrueBlue program and any JetBlue destination can be booked if the member has enough points to exchange for the value of an open seat. However, the number of points needed to acquire travel is variable based on market conditions.

The number of travel segments flown during 2010 using TrueBlue points was approximately 600,000, representing 3% of our total revenue passenger miles. Due to the structure of the program and low level of redemptions as a percentage of total travel, the displacement of revenue passengers by passengers using TrueBlue awards has been minimal to date. However, we expect redemptions to grow as a result of the program enhancements rolled out in 2009.

We have an agreement with American Express under which it issues co-branded credit cards allowing JetBlue cardmembers to earn TrueBlue points. We also have an agreement with American Express allowing its cardholders to convert their Membership Rewards points into TrueBlue points. Additionally, we have agreements with other loyalty partners which allow their customers to earn TrueBlue points through participation in the partners’ programs. We intend to pursue other loyalty partnerships in the future.

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

Aircraft heavy maintenance checks consist of a series of more complex tasks that take from one to four weeks to accomplish. The typical frequency for these events is once every 15 months. We send our aircraft to Aeroman facilities in El Salvador, Pemco in Tampa, Florida and Embraer Aircraft Maintenance Services in Nashville, Tennessee. In all cases this work is performed with oversight by JetBlue personnel.

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

Aircraft Fuel

In 2010, continuing a trend that began in 2005, fuel costs were our largest operating expense. Fuel prices and availability are subject to wide price fluctuations based on geopolitical factors and supply and demand that we can neither control nor accurately predict. We use a third party fuel management service to procure most of our fuel. Our historical fuel consumption and costs were as follows for the years ended December 31:

	2010	2009	2008

Gallons consumed (millions)	486	455	453
Total cost (millions)	$1,115	$945	$1,397
Average price per gallon	$2.29	$2.08	$3.08
Percent of operating expenses	32.4%	31.4%	42.6%

Total cost and average price per gallon each include related fuel taxes as well as effective fuel hedging gains and losses.

Our goal with fuel hedging is to provide protection against increases in fuel prices by entering into a variety of crude and heating oil call options and collar contracts, as well as jet fuel swap agreements. At December 31, 2010, we had hedged approximately 28% of our projected 2011 fuel requirements and 6% of our projected 2012 fuel requirements. In January, 2011, we hedged approximately an additional 4% of our expected 2011 fuel requirements using crude oil collars. We had no collateral posted related to margin calls on our outstanding fuel hedge contracts as of December 31, 2010.

LiveTV, LLC

LiveTV, LLC, a wholly-owned subsidiary of JetBlue, provides in-flight entertainment, voice communication and data connectivity services for commercial and general aviation aircraft. LiveTV’s assets include certain tangible equipment and interests in systems installed on its customers’ aircraft, system components and spare parts in inventory, an air-to-ground spectrum license granted by the Federal Communications Commission, a network of approximately 100 ground stations across the continental U.S., and rights to certain patents and intellectual property. LiveTV’s major competitors in the in-flight entertainment systems market include Rockwell Collins, Thales Avionics and Panasonic Avionics. Only Panasonic is currently providing in-seat live television. In the voice and data communication services market, LiveTV’s primary competitors are Aircell, Row 44, Panasonic, OnAir and Aeromobile.

LiveTV has agreements with seven other domestic and international commercial airlines for the sale and installation of certain hardware, programming and maintenance of its live in-seat satellite television as well as XM Satellite Radio service and certain other products and services. LiveTV also has general aviation customers to which it supplies voice and data communication services. LiveTV continues to pursue additional customers and related product enhancements.

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

In December 2009, the DOT issued a rule, which among other things, requires carriers not to permit domestic flights to remain on the tarmac for more than three hours. The rule became effective in April 2010. Violators can be fined up to a maximum of $27,500 per passenger. The new rule also introduces requirements to disclose on-time performance and delay statistics for certain flights. This new rule may have adverse consequences on our business and our results of operations.

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

Airport Access.  In January 2007, the High Density Rule, established by the FAA in 1968 to limit the number of scheduled flights at JFK from 3:00 p.m. to 7:59 p.m., expired. As a result, like nearly every other airport, the number of flights at JFK was no longer regulated and airlines were able to schedule, without restrictions, flights. As a result of over-scheduling beyond the airport’s hourly capacity, congestion and delays increased significantly in 2007.

JFK and its neighboring metropolitan area airports have experienced significant Air Traffic Control, or ATC, related delays as a result of increasing scheduled and general aviation services since June 2006. The magnitude of delays not only deteriorated air travel services in the New York area, but the entire air traffic system in the United States. Consequently, the FAA imposed slot restrictions and hourly operational caps at JFK and Newark’s Liberty International Airport with the goal of reducing system congestion in 2008. Despite this action, the summer of 2008 was one of the most challenging periods for disruptive operations in the New York metropolitan area. The delay level during this time actually surpassed the levels during the same period of 2007 as ATC implemented daily ground delay programs at JFK. While JFK delays in 2010 were much more manageable, the delay reductions were primarily driven by industry capacity reductions and a mild summer in the New York area.

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

Long Beach (California) Municipal Airport is a slot-controlled airport as a result of a 1995 court settlement. Under the settlement, there are a total of 41 daily non-commuter departure slots and a single slot is required for every commercial departure. There are no plans to eliminate slot restrictions at the Long Beach Municipal Airport. In April 2003, the FAA approved a settlement agreement among the City of Long Beach, American Airlines, Alaska Airlines and JetBlue with respect to the allocation of the slots. This settlement provides for a priority allocation procedure should supplemental slots above the 41 current slots become available. We have 30 slots available for use and currently operate 30 weekday roundtrip flights from Long Beach Municipal Airport to 13 domestic cities.

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

We have launched a “Jetting to Green” program on www.jetblue.com, which we use to educate our customers and crewmembers about environmental issues and to inform the public about our “green” initiatives. We also publish a corporate sustainability report, which addresses our environmental programs, including those aimed at curbing greenhouse gas emissions, our conservation efforts and our social responsibility initiatives.

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

Our business is highly dependent on the availability of fuel and subject to price volatility.

Our results of operations are heavily impacted by the price and availability of fuel. Fuel costs comprise a substantial portion of our total operating expenses and are our single largest operating expense. Historically, fuel costs have been subject to wide price fluctuations based on geopolitical factors and supply and demand. The availability of fuel is not only dependent on crude oil but also on refining capacity. When even a small amount of the domestic or global oil refining capacity becomes unavailable, supply shortages can result for extended periods of time. The availability of fuel is also affected by demand for home heating oil, gasoline and other petroleum products, as well as crude oil reserves, dependence on foreign imports of crude oil and potential hostilities in oil producing areas of the world. Because of the effects of these factors on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty.

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

As of December 31, 2010, our debt of $3.03 billion accounted for 65% of our total capitalization. In addition to long-term debt, we have a significant amount of other fixed obligations under leases related to our aircraft, airport terminal space, other airport facilities and office space. As of December 31, 2010, future minimum payments under noncancelable leases and other financing obligations were approximately $1.10 billion for 2011 through 2015 and an aggregate of $1.59 billion for the years thereafter. We have also constructed, and in October 2008 began operating, a new terminal at JFK under a 30-year lease with the PANYNJ. The minimum payments under this lease are being accounted for as a financing obligation and have been included in the totals above.

As of December 31, 2010, we had commitments of approximately $4.36 billion to purchase 109 additional aircraft and other flight equipment through 2018, including estimated amounts for contractual price escalations. We will incur additional debt and other fixed obligations as we take delivery of new aircraft and other equipment and continue to expand into new markets. As a result of the economic downturn, in an effort to limit the incurrence of significant additional debt, we may seek to defer some of our scheduled deliveries, or sell or lease aircraft to others, to the extent necessary or possible. The amount of our existing debt, and other fixed obligations, and potential increases in the amount of our debt and other fixed obligations could have important consequences to investors and could require a substantial portion of cash flows from operations for debt service payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes.

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

We typically finance our aircraft through either secured debt or lease financing. The impact on financial institutions from the global credit and liquidity crisis may adversely affect the availability and cost of credit to JetBlue as well as to prospective purchasers of our aircraft that we undertake to sell in the future, including financing commitments that we have already obtained for purchases of new aircraft. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our growth strategy or otherwise constrain our operations.

If we fail to successfully implement our modified growth strategy, our business could be harmed.

We have grown, and expect to continue to grow our business whenever practicable, by increasing the frequency of flights to markets we currently serve, expanding the number of markets we serve and increasing flight connection opportunities. We have modified our growth plans several times over the past few years due to higher fuel prices, the competitive pricing environment and other cost increases, by deferring some of our scheduled deliveries of new aircraft, selling some used aircraft, terminating our leases for some of our aircraft, and leasing aircraft to other operators. A continuation of the economic downturn may cause us to further reduce our future growth plans from previously announced levels.

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

We may be subject to risks through the commitments and business of LiveTV, our wholly-owned subsidiary.

LiveTV has agreements to provide in-flight entertainment products and services with seven other airlines. At December 31, 2010, LiveTV services were available on 518 aircraft under these agreements, with firm commitments for 143 additional aircraft through 2014 and with options for 91 additional installations through 2014. Performance under these agreements requires that LiveTV hire, train and retain qualified employees, obtain component parts unique to its systems and services from their suppliers and secure facilities necessary to perform installations and maintenance on those systems. Should LiveTV be unable to satisfy its commitments under these third party contracts, our business could be harmed.

We may be subject to unionization, work stoppages, slowdowns or increased labor costs; recent changes to the labor laws may make unionization easier to achieve.

Our business is labor intensive and, unlike most other airlines, we have a non-union workforce. The unionization of any of our employees could result in demands that may increase our operating expenses and adversely affect our financial condition and results of operations. Any of the different crafts or classes of our employees could unionize at any time, which would require us to negotiate in good faith with the employee group’s certified representative concerning a collective bargaining agreement. Further, in 2010, the National Mediation Board changed its election procedures to permit a majority of those voting to elect to unionize (from a majority of those in the craft or class). These rule changes fundamentally alter the manner in which labor groups have been able to organize in our industry since the inception of the Railway Labor Act. Ultimately, if we and a newly elected representative were unable to reach agreement on the terms of a collective bargaining agreement and all of the major dispute resolution processes of the Railway Labor Act were exhausted, we could be subject to work slowdowns or stoppages. In addition, we may be subject to disruptions by organized labor groups protesting our non-union status. Any of these events would be disruptive to our operations and could harm our business.

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

We are highly dependent on the New York metropolitan market where we maintain a large presence with approximately 55% of our daily flights having JFK, LaGuardia, Newark, Westchester County Airport or Newburgh’s Stewart International Airport as either their origin or destination. We have experienced an increase in flight delays and cancellations at JFK due to airport congestion which has adversely affected our operating performance and results of operations. Our business could be further harmed by an increase in the amount of direct competition we face in the New York metropolitan market or by continued or increased congestion, delays or cancellations. Our business would also be harmed by any circumstances causing a reduction in demand for air transportation in the New York metropolitan area, such as adverse changes in local economic conditions, negative public perception of New York City, terrorist attacks or significant price increases linked to increases in airport access costs and fees imposed on passengers.

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

Because the average age of our aircraft is 5.4 years, our aircraft require less maintenance now than they will in the future. We have incurred lower maintenance expenses because most of the parts on our aircraft are under multi-year warranties. Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our operating expenses, as our fleet ages and these warranties expire.

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

Our results of operations fluctuate due to seasonality and other factors.

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

As of December 31, 2010, we had approximately $519 million of estimated federal net operating loss carryforwards for U.S. income tax purposes that begin to expire in 2023. Section 382 of the Internal Revenue Code imposes limitation on a corporation’s ability to use its net operating loss carryforwards if it experiences an “ownership change”. In the event an “ownership change” were to occur in the future, our ability to utilize our net operating losses could be limited.

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

We may be subject to competitive risks due to the longer term nature of our fleet order book.

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

Compliance with recently adopted DOT passenger protections rules may increase our costs and may ultimately negatively impact our operations.

The DOT’s passenger protection rules, which became effective in April 2010, provide, among other things, that airlines return aircraft to the gate for deplaning following tarmac delays in certain circumstances. A significant portion of our operations are focused in the northeast. Given the poor operating performance of the air traffic control system in the northeast during certain weather conditions, particularly during the summer season, this rule may produce results more harmful to customers than intended. The implementation of these rules may negatively impact our operations and our business.

We could be adversely affected by an outbreak of a disease or an environmental disaster that significantly affects travel behavior.

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

Aircraft

As of December 31, 2010, we operated a fleet consisting of 115 Airbus A320 aircraft each powered by two IAE International Aero Engines V2527-A5 engines and 45 EMBRAER 190 aircraft each powered by two General Electric Engines CF-34-10 engines, as follows:

	Seating		Capital	Operating		Average Age
Aircraft	Capacity	Owned	Leased	Leased	Total	in Years

Airbus A320	150	82	4	29	115	6.1
EMBRAER 190	100	14	—	31	45	3.5

Totals		96	4	60	160	5.4

We also leased one additional aircraft which we took delivery of in December 2010 but which was not placed in service as of December 31, 2010. Our aircraft leases have an average remaining lease term of approximately 10.3 years at December 31, 2010. The earliest of these terms ends in 2011 and the latest ends in 2026. We have the option to extend most of these leases for additional periods or to purchase aircraft at the end of the related lease term. All but one of our 96 owned aircraft and all but two of our 30 owned spare engines are subject to secured debt financing. We also own two EMBRAER 190 aircraft that are currently being leased to another air carrier and are not included in the table above.

During 2010, we leased six used Airbus A320 aircraft from a third party. As of December 31, 2010, five of the six had been delivered and placed in service and the remaining aircraft had been delivered in December 2010 and was placed in service in January 2011. Operating leases were executed for each aircraft upon delivery for six year terms.

In February 2010, we amended our Airbus purchase agreement, deferring delivery of six aircraft previously scheduled for delivery in 2011 and 2012 to 2015. In October 2010, we again amended our Airbus A320 purchase agreement, deferring delivery of ten aircraft previously scheduled for delivery in 2012 and 2013 to 2016. In August 2010, we cancelled the orders of two EMBRAER 190 aircraft originally scheduled for delivery in 2012.

As of December 31, 2010, including the effects of the various 2010 amendments, we had on order 109 aircraft, which are scheduled for delivery through 2018 , with options to acquire an additional 73 aircraft. As of December 31, 2010, we also have the right to cancel three firm EMBRAER 190 deliveries in 2012 or later, provided no more than two deliveries are canceled in any one year. Our aircraft delivery schedule is as follows:

	Firm			Option
	Airbus	EMBRAER		Airbus	EMBRAER
Year	A320	190	Total	A320	190	Total

2011	4	5	9	—	—	—
2012	7	4	11	—	5	5
2013	7	7	14	—	10	10
2014	12	7	19	4	10	14
2015	15	7	22	4	10	14
2016	10	8	18	—	10	10
2017	—	8	8	—	10	10
2018	—	8	8	—	10	10

	55	54	109	8	65	73

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

Our primary focus cities include New York’s JFK, Boston, Fort Lauderdale, Long Beach, California, and Orlando. We also have a significant presence in San Juan, Puerto Rico.

In November 2005, we executed a lease agreement with the PANYNJ for the construction and operation of Terminal 5 which became our principal base of operations at JFK when we began to operate from it in October 2008. The lease term ends on October 22, 2038, the thirtieth anniversary of the date of our beneficial occupancy of the new terminal, and we have a one-time early termination option five years prior to the end of the scheduled lease term. In December 2010, we executed a supplement to this lease agreement for the Terminal 6 property adjacent to our operations at Terminal 5 for a term of five years.

Our operations at Boston’s Logan International Airport are based at Terminal C where we operate 13 gates and 28 ticket counter positions.

Our West Coast operations are based at Long Beach Municipal Airport, or Long Beach, which serves the Los Angeles area. We operate five gates at Long Beach. In 2010, the Long Beach Airport began work on redevelopment efforts, including a new parking structure and new terminal, which is expected to open in 2013.

In Florida, our primary operations are at Orlando International Airport, or Orlando, and Fort Lauderdale-Hollywood International Airport, or Fort Lauderdale. We operate from Terminal A in Orlando with seven domestic and one international gate. In Fort Lauderdale, we operate from Terminal 3 with six domestic gates.

Our operations in San Juan, Puerto Rico are based at Luis Muñoz Marin International Airport, or San Juan, where we primarily use two gates and have access to two additional gates.

We lease a 70,000 square foot aircraft maintenance hangar and an adjacent 32,000 square foot office and warehouse facility at JFK to accommodate our technical support operations and passenger provisioning personnel. The ground lease for this site expires in 2030. In addition, we occupy a building at JFK where we store aircraft spare parts and perform ground equipment maintenance.

We also lease a flight training center at Orlando International Airport which is equipped with six full flight simulators, two cabin trainers, a training pool, classrooms and support areas. This facility is being used for the initial and recurrent training of our pilots and in-flight crew, as well as support training for our technical operations and airport crew. In addition, we lease a 70,000 square foot hangar at Orlando International Airport which is used by Live TV for the installation and maintenance of in-flight satellite television systems and aircraft maintenance. The ground leases for our Orlando facilities expire in 2035.

Our primary corporate offices are located in Forest Hills, New York, where we occupy space under a lease that expires in 2012, and our finance department is based in Darien, Connecticut, where we occupy space under a lease that also expires in 2012. We have executed a 12 year lease for our new corporate offices in Long Island City, New York, which we plan to take occupancy of beginning in 2012. Our office in Salt Lake City, Utah, where we occupy space under a lease that expires in 2014, contains a core team of employees who are responsible for group sales, customer service, at-home reservation agent supervision, disbursements and certain other finance functions.

At most other locations, our passenger and baggage handling space is leased directly from the airport authority on varying terms dependent on prevailing practice at each airport. We also maintain administrative offices, terminal, and other airport facilities, training facilities, maintenance facilities, and other facilities, in each case as necessary to support our operations in the cities we serve.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of our business, we are party to various legal proceedings and claims which we believe are incidental to the operation of our business. We believe that the ultimate outcome of these proceedings to which we are currently a party will not have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 4.	[Reserved]

EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information concerning JetBlue’s executive officers as of the date of this report follows. There are no family relationships between any of our executive officers.

David Barger, age 53, is our President and Chief Executive Officer. He has served in the capacity of Chief Executive Officer since May 2007 and in the capacity of President since June 2009. He is also a member of our Board of Directors. He previously served as our President from August 1998 to September 2007 and Chief Operating Officer from August 1998 to March 2007. From 1992 to 1998, Mr. Barger served in various management positions with Continental Airlines, including Vice President, Newark hub. He held various director level positions at Continental Airlines from 1988 to 1995. From 1982 to 1988, Mr. Barger served in various positions with New York Air, including Director of Stations.

Edward Barnes, age 46, is our Executive Vice President and Chief Financial Officer, a position he has held since November 2007. Mr. Barnes joined us in October 2006 as Vice President, Cost Management and Financial Analysis, and more recently served as Senior Vice President, Finance. His prior experience includes serving as Vice President, Controller of JDA Software from April 2005 through September 2006; Senior Vice President, Chief Financial Officer at Assisted Living Concepts from December 2003 to March 2005; and Vice President, Controller at Pegasus Solutions from June 2000 to December 2003. Previously, he served in various positions of increasing responsibility at Southwest Airlines Co. and America West Airlines, Inc., with his final position at America West as Vice President, Controller of The Leisure Company, their vacation packaging subsidiary. He is a Certified Public Accountant and a member of the AICPA.

Rob Maruster, age 39, is our Executive Vice President and Chief Operating Officer and has served in this capacity since June 2009. Mr. Maruster joined JetBlue in 2005 as Vice President, Operations Planning, after a 12-year career with Delta Air Lines in a variety of increasingly responsible leadership positions in the carrier’s Marketing and Customer Service departments, culminating in being responsible for all operations at Delta’s largest hub in Atlanta as Vice President, Airport Customer Service at Hartsfield-Jackson Atlanta International Airport. In 2006, Mr. Maruster was promoted to Senior Vice President, Airports and Operational Planning and in 2008, Mr. Maruster’s responsibilities expanded to include the Customer Services group which included Airports, Inflight Services, Reservations, and System Operations.

Robin Hayes, age 44, is our Executive Vice President and Chief Commercial Officer. He joined JetBlue in August 2008 after nineteen years at British Airways. In his last role at British Airways, Mr. Hayes served as Executive Vice President for The Americas and before that he served in a number of operational and commercial positions in the UK and Germany.

James Hnat, age 40, is our Executive Vice President Corporate Affairs, General Counsel and Secretary and has served in this capacity since April 2007. He served as our Senior Vice President, General Counsel and Assistant Secretary since March 2006 and as our General Counsel and Assistant Secretary from February 2003 to March 2006. Mr. Hnat is a member of the bar of New York and Massachusetts.

Don Daniels, age 43, is our Vice President and Chief Accounting Officer, a position he has held since May 2009. He served as our Vice President and Corporate Controller since October 2007. He previously served as our Assistant Controller since July 2006 and Director of Financial Reporting since October 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol JBLU. The table below shows the high and low sales prices for our common stock.

	High	Low

2009 Quarter Ended
March 31	$7.74	$2.81
June 30	6.40	3.44
September 30	6.87	4.08
December 31	6.39	4.74
2010 Quarter Ended
March 31	$6.03	$4.64
June 30	6.95	5.14
September 30	6.75	5.21
December 31	7.60	6.31

As of January 31, 2011, there were approximately 655 holders of record of our common stock.

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

The following line graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s 500 Stock Index and the AMEX Airline Index from December 31, 2005 to December 31, 2010. The comparison assumes the investment of $100 in our common stock and in each of the foregoing indices and reinvestment of all dividends. The stock performance shown represents historical performance and is not representative of future stock performance.

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10

JetBlue Airways Corporation	$100	$92	$38	$46	$35	$43
S&P 500 Stock Index	100	116	122	77	97	112
AMEX Airline Index(1)	100	106	61	43	59	82

(1) As of December 31, 2010, the AMEX Airline Index consisted of Alaska Air Group Inc., AMR Corporation, Delta Air Lines, Inc., Gol Linhas Aereas Inteligentes, JetBlue Airways Corporation, US Airways Group, Inc., Lan Airlines SA, Southwest Airlines Company, Ryanair Holdings plc., SkyWest, Inc, Tam S.A., and United Continental Holdings.

ITEM 6.	SELECTED FINANCIAL DATA

The following financial information for the five years ended December 31, 2010 has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report.

	Year Ended December 31,
	2010		2009		2008	2007	2006
	(in millions, except per share data)

Statements of Operations Data:
Operating revenues	$3,779		$3,292		$3,392	$2,843	$2,364
Operating expenses:
Aircraft fuel and related taxes	1,115		945		1,397	968	786
Salaries, wages and benefits (1)	891		776		694	648	553
Landing fees and other rents	228		213		199	180	158
Depreciation and amortization (2)	220		228		205	176	151
Aircraft rent	126		126		129	124	103
Sales and marketing	179		151		151	121	104
Maintenance materials and repairs	172		149		127	106	87
Other operating expenses (3)	515		419		377	350	294

Total operating expenses	3,446		3,007		3,279	2,673	2,236

Operating income	333		285		113	170	128
Other income (expense) (4)	(172)		(181)		(202)	(139)	(129)

Income (loss) before income taxes	161		104		(89)	31	(1)
Income tax expense (benefit)	64		43		(5)	19	6

Net income (loss)	$97		$61		$(84)	$12	$(7)

Earnings (loss) per common share:
Basic	$0.36		$0.24		$(0.37)	$0.07	$(0.04)
Diluted	$0.31		$0.21		$(0.37)	$0.06	$(0.04)

Other Financial Data:
Operating margin	8.8%		8.6%		3.3%	6.0%	5.4%
Pre-tax margin	4.3%		3.2%		(2.6)%	1.1%	(0.1)%
Ratio of earnings to fixed charges (5)	1.59	x	1.33	x	—	—	—
Net cash provided by (used in) operating activities	$523		$486		$(17)	$358	$274
Net cash used in investing activities	(696)		(457)		(247)	(734)	(1,307)
Net cash provided by (used in) financing activities	(258)		306		635	556	1,037

(1)	In 2010, we incurred approximately $9 million in one-time implementation expenses related to our new customer service system.

(2)	In 2008, we wrote-off $8 million related to our temporary terminal facility at JFK.

(3)	In 2009, 2008, 2007, and 2006, we sold two, nine, three, and five aircraft, respectively, which resulted in gains of $1 million, $23 million, $7 million, and $12 million, respectively. In 2010, we recorded an impairment loss of $6 million related to the spectrum license held by our LiveTV subsidiary. In 2010, we also incurred approximately $13 million in one-time implementation expenses related to our new customer service system.

(4)	In 2008, we recorded $13 million in additional interest expense related to the early conversion of a portion of our 5.5% convertible debentures due 2038 and a $14 million gain on extinguishment of debt. In December 2008, we recorded a holding loss of $53 million related to the valuation of our auction rate securities.

(5)	Earnings were inadequate to cover fixed charges by $135 million, $11 million, and $27 million for the years ended December 31, 2008, 2007, and 2006, respectively.

	As of December 31,
	2010	2009	2008	2007	2006
	(in millions)

Balance Sheet Data:
Cash and cash equivalents	$465	$896	$561	$190	$10
Investment securities	628	246	244	611	689
Total assets	6,593	6,549	6,018	5,592	4,839
Total debt	3,033	3,304	3,144	3,022	2,804
Common stockholders’ equity	1,654	1,546	1,270	1,050	972

	Year Ended December 31,
	2010	2009	2008	2007	2006

Operating Statistics (unaudited):
Revenue passengers (thousands)	24,254	22,450	21,920	21,387	18,565
Revenue passenger miles (millions)	28,279	25,955	26,071	25,737	23,320
Available seat miles (ASMs)(millions)	34,744	32,558	32,442	31,904	28,594
Load factor	81.4%	79.7%	80.4%	80.7%	81.6%
Aircraft utilization (hours per day)	11.6	11.5	12.1	12.8	12.7
Average fare	$140.69	$130.67	$139.56	$123.28	$119.75
Yield per passenger mile (cents)	12.07	11.30	11.73	10.24	9.53
Passenger revenue per ASM (cents)	9.82	9.01	9.43	8.26	7.77
Operating revenue per ASM (cents)	10.88	10.11	10.45	8.91	8.27
Operating expense per ASM (cents)	9.92	9.24	10.11	8.38	7.82
Operating expense per ASM, excluding fuel (cents)	6.71	6.33	5.80	5.34	5.07
Airline operating expense per ASM (cents) (5)	9.71	8.99	9.87	8.27	7.76
Departures	225,501	215,526	205,389	196,594	159,152
Average stage length (miles)	1,100	1,076	1,120	1,129	1,186
Average number of operating aircraft during period	153.5	148.0	139.5	127.8	106.5
Average fuel cost per gallon, including fuel taxes	$2.29	$2.08	$3.08	$2.18	$2.08
Fuel gallons consumed (millions)	486	455	453	444	377
Full-time equivalent employees at period end (5)	11,121	10,704	9,895	9,909	9,265

(5)	Excludes results of operations and employees of LiveTV, LLC, which are unrelated to our airline operations and are immaterial to our consolidated operating results.

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

Overview

We are an award winning airline with a differentiated product and a commitment to customer service that offers competitive fares primarily on point-to-point routes. Our value proposition includes operating a young, fuel efficient fleet with more legroom than any other domestic airline’s coach product, free in-flight entertainment, pre-assigned seating, unlimited snacks, and the airline industry’s only Customer Bill of Rights. At December 31, 2010, we served 63 destinations in 21 states, Puerto Rico, and eleven countries in the Caribbean and Latin America and operated over 650 flights a day with a fleet of 115 Airbus A320 aircraft and 45 EMBRAER 190 aircraft.

In 2010, we reported net income of $97 million and an operating margin of 8.8%, as compared to net income of $61 million and an operating margin of 8.6% in 2009. The year-over-year improvement in our financial performance was primarily a result of an 8% increase in our average fares and 7% increase in capacity, offset by a 10% increase in our realized fuel price.

Our goal is to become “the Americas’ Favorite Airline” — for our employees (whom we refer to as crewmembers), customers and shareholders. Our achieving this goal is dependent upon continuing to provide superior customer service and delivering the JetBlue Experience. Our financial strategy currently includes a commitment to attaining positive free cash flow and long-term sustainable growth while also maintaining an adequate liquidity position. Our commitment to these goals drives a focus on controlling costs, maximizing unit revenues, managing capital expenditures, and disciplined growth.

Our disciplined growth begins with managing the growth, size and age of our fleet. In 2010, we continued to carefully manage the size of our fleet in order to support a sustainable growth rate. As a result, aircraft capital expenditures were significantly reduced from previous years. We modified our Airbus A320 purchase agreement in February and October 2010 resulting in the deferral of 16 aircraft previously scheduled for delivery in 2011 through 2013 to 2015 and 2016. We also modified our EMBRAER 190 purchase agreement in August 2010, canceling two EMBRAER 190 aircraft previously scheduled for delivery in 2012. With new opportunities, including the coveted slots at Washington’s Reagan National we acquired via a slot swap during 2010 and further growth opportunities particularly in Boston and the Caribbean, we leased six used Airbus A320 aircraft under individual six year operating leases, which were in addition to our purchase commitments with Airbus. During the year, in addition to the six leased A320s, we also increased the size of our EMBRAER 190 operating fleet by four aircraft. We may further modify our fleet growth through additional aircraft sales, leasing of aircraft, returns of leased aircraft and/or deferral of aircraft deliveries.

Our disciplined growth also includes the optimization of our route network by focusing on key regions, including Boston, New York, the Caribbean and Latin America, continuing our focus on attracting business customers while also building upon our leisure markets, strong visiting friends and relatives, or VFR, travel, and continued expansion of our portfolio of strategic commercial partnerships. We added three new destinations in 2010, compared to eight new destinations that were added in 2009 and two that were added in 2008. We commenced service to Punta Cana, Dominican Republic in May 2010, Ronald Reagan National Airport in Washington, DC and Hartford, CT in November 2010. We began service to Providenciales, Turks and Caicos Islands in February 2011 and have announced plans to commence service to Anchorage, Alaska and Martha’s Vineyard, MA in May 2011. During 2010, we strengthened our position as the largest carrier in Boston by adding six new destinations from Boston and we announced plans to increase our presence in San Juan, Puerto Rico by adding new service and increased frequencies. We also continue to build upon our presence in the Caribbean and Latin America where we have approximately 23% of our capacity, and we expect this number to continue to grow in 2011. We believe that optimizing our schedule across our network has both increased our relevance to the business traveler, particularly in Boston, as well as to the leisure and VFR travelers in the Caribbean and Latin America. We expect that we will continue to diversify our network in order to further grow and strengthen our network. In 2011, we plan to continue our focus on Boston and Caribbean expansion.

During 2010, we also focused on building our portfolio of strategic commercial partnerships with several international carriers. We believe these agreements provide additional revenue opportunities for us and increased travel benefits and opportunities to our customers by allowing access to diverse international markets and a seamless check-in process. Our current partnerships are structured with gateways at either JFK, Boston or Washington DC, allowing access for international travelers on many of our key domestic and Caribbean routes. Our partners currently include Deutsche Lufthansa AG, one of the world’s preeminent airlines and our largest shareholder; Cape Air, an airline that services destinations out of Boston and San Juan, Puerto Rico; Aer Lingus, an airline based in Dublin, Ireland; American Airlines; South African Airways, Africa’s most awarded airline; El Al Israel Airlines, Israel’s national airline; and Emirates, one of the world’s largest international carriers.

In November 2009, we launched an improved version of our customer loyalty program, TrueBlue. The program was re-designed based on customer feedback, and is aimed at making our frequent flyer benefits more robust, rewarding, and flexible. TrueBlue points are earned based on the value paid for a flight as opposed to the length of travel. Under the enhanced program, there are no blackout dates for award flights and points expirations can be extended. Based on extensive customer surveys, we believe this enhanced program will make our product more appealing to the business customer.

In addition to our new TrueBlue loyalty program, our new integrated customer service system, which includes a reservations system, revenue management system and revenue accounting system, was implemented in January 2010. We believe transitioning to this new platform has enabled us to enhance our product and has positioned us well for our long term growth. Benefits from this new system include added flexibility in the complex environments in which we operate, increased participation in global distribution systems, or GDS, which in turn contributes to higher yielding traffic, enhanced opportunities with respect to commercial partnerships, additional ancillary revenue opportunities, improved functionality of our website, and improved revenue management capabilities.

During 2010, we also invested substantially in other IT infrastructure improvements and upgrades. In addition to the increased functionality, we believe these improvements have enabled us to better serve our customers and handle our day to day operations, whereas our previous infrastructure might not have been able to continue to sustain our operations, especially in times of severe irregular operations.

We derive our revenue primarily from transporting passengers on our aircraft. Passenger revenue accounted for 90% of our total operating revenues for the year ended December 31, 2010. Revenues generated from international routes, excluding Puerto Rico, accounted for 16% of our total passenger revenues in 2010. Revenue is recognized either when transportation is provided or after the ticket or customer credit expires. We measure capacity in terms of available seat miles, which represents the number of seats available for passengers multiplied by the number of miles the seats are flown. Yield, or the average amount one passenger pays to fly one mile, is calculated by dividing passenger revenue by revenue passenger miles.

We strive to increase passenger revenue primarily by increasing our yield per flight which produces higher revenue per available seat mile, or RASM. Our objective is to optimize our fare mix to increase our overall average fare and, in certain markets, utilize our network to maximize connecting opportunities while continuing to provide our customers with competitive fares. When we enter a new market our fares are designed to stimulate demand, particularly from fare-conscious leisure and business travelers who might otherwise have used alternate forms of transportation or would not have traveled at all. In addition to our regular fare structure, we frequently offer sale fares with shorter advance purchase requirements in most of the markets we serve and match the sale fares offered by other airlines. Passenger revenue also includes revenue from our Even More Legroom, or EML, ancillary product enhancement.

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

We maintain one of the lowest cost structures in the industry relative to the product we offer due to the young average age of our fleet, a productive non-union workforce, and cost discipline. In 2011, we plan to continue our focus on cost control while improving the JetBlue Experience for our customers. The largest components of our operating expenses are aircraft fuel and related taxes and salaries, wages and benefits provided to our crewmembers. Unlike most airlines, we have a policy of not furloughing crewmembers during economic downturns, and a non-union workforce, which we believe provides us with more flexibility and allows us to be more productive. The price and availability of aircraft fuel, which is our single largest operating expense, are extremely volatile due to global economic and geopolitical factors that we can neither control nor accurately predict. Sales and marketing expenses include advertising, fees paid to credit card companies, and commissions paid for our participation in GDSs and OTAs. We believe our distribution costs tend to be lower than those of most other airlines on a per unit basis because the majority of our customers book directly through our website. Maintenance materials and repairs are expensed when incurred unless covered by a third party services contract. Because the average age of our aircraft is 5.4 years, all of our aircraft currently require less maintenance than they will in the future. Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our unit costs, as our fleet ages. Other operating expenses consist of purchased services (including expenses related to fueling, ground handling, skycap, security and janitorial services), insurance, personnel expenses, cost of goods sold to other airlines by LiveTV, professional fees, passenger refreshments, supplies, bad debts, communication costs, gains on aircraft sales and taxes other than payroll and fuel taxes.

During 2010 fuel prices remained volatile, increasing 10% over average 2009 prices. We actively manage our fuel hedge portfolio by entering into a variety of fuel hedge contracts in order to provide some protection against volatility and further increases in fuel prices. In total, we effectively hedged 51% of our total 2010 fuel consumption. As of December 31, 2010, we had outstanding fuel hedge contracts covering approximately 37% of our forecasted consumption for the first quarter of 2011, 28% for the full year 2011, and 6% for the full year 2012. We will continue to monitor fuel prices closely and intend to take advantage of fuel hedging opportunities as they become available.

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

The airline industry has been intensely competitive in recent years, due in part to persistently high fuel prices and the adverse financial condition of many of the domestic airlines, leading to significant consolidation, bankruptcies and liquidation. In 2010, industry consolidation activities continued and further impacted the competitive landscape, most notably with the merger of United Airlines and Continental Airlines, which created the world’s largest airline and became effective in October 2010, on the heels of the Delta Air Lines and Northwest Airlines merger in 2009. Additionally, in September 2010, low cost carrier Southwest Airlines announced plans to acquire AirTran Airways.

We continue to focus on maintaining an adequate liquidity level. Our goal is to continue to be diligent with our liquidity, thereby managing our capital expenditures to accommodate a sustainable growth plan. We have manageable scheduled debt maturities in 2011 totaling approximately $185 million, which we believe will enable us to achieve our liquidity goals.

Our ability to be profitable in this competitive environment depends on, among other things, continuing to provide high quality customer service, operating at costs equal to or lower than those of our competitors and maintaining adequate liquidity levels. Although we have been able to raise capital and continue to grow in recent years, the highly competitive nature of the airline industry and the impact of economic conditions could prevent us from attaining the passenger traffic or yields required to be profitable in new and existing markets.

The highest levels of traffic and revenue on our routes to and from Florida are generally realized from October through April and on our routes to and from the western United States in the summer. Our VFR markets continue to complement our leisure-driven markets from both a seasonal and day of week perspective. Many of our areas of operations in the Northeast experience bad weather conditions in the winter, causing increased costs associated with de-icing aircraft, cancelled flights and accommodating displaced customers.

Our Florida and Caribbean routes experience bad weather conditions in the summer and fall due to thunderstorms and hurricanes. As we enter new markets we could be subject to additional seasonal variations along with competitive responses to our entry by other airlines. Given our high proportion of fixed costs, this seasonality may cause our results of operations to vary from quarter to quarter. As such, we are currently focused on trying to reduce the seasonal impact of our operations and increase demand and travel during the trough periods.

Outlook for 2011

We anticipate that our continued focus in 2011 will be on our long-term sustainable growth goals and positioning our airline for the future. We intend to do so by actively managing capital expenditures, maintaining a rigorous focus on cost control and optimizing unit revenues while continuing to manage risk in an uncertain and volatile economic and industry environment. We will continue to rationalize capacity to take advantage of market opportunities and seek to balance the peaks and trough periods of the travel markets. In addition, we continuously look to expand our other ancillary revenue opportunities and enhance the JetBlue Experience for all of our customers, leisure and business travelers alike.

For the full year, we expect our operating capacity to increase approximately 7% to 9% over 2010 with the net addition of four Airbus A320 aircraft and four EMBRAER 190 aircraft to our operating fleet, most of which will be deployed in our Boston and Caribbean markets. Assuming fuel prices of $2.89 per gallon, including fuel taxes and net of effective hedges, our cost per available seat mile for 2011 is expected to increase by 8% to 10% over 2010. This expected increase is a result of higher maintenance costs due to the aging of our fleet, expected increase in fuel prices, and higher salaries and wages due to pay scale adjustments, additional headcount and higher cost of healthcare benefits.

Results of Operations

During 2010, overall economic conditions strengthened and the demand for domestic leisure and business air travel improved significantly from 2009 conditions. Improving yields and capacity reductions by our competitors have enhanced our ability to grow in regions and on routes where we see the most opportunity. Average fares for the year increased 8% over 2009 to $140.69 and load factor increased 1.7 points to 81.4% from the full year 2009. Throughout 2010, we made efforts to improve revenue performance during off-peak travel periods by attracting new customers, continuing to refine our product and the JetBlue experience, and offering fare sales and promotions when the markets allowed.

Our on-time performance, defined by the DOT as arrivals within 14 minutes of schedule, was 75.7% in 2010 compared to 77.5% in 2009. Our on-time performance throughout the year and on a year-over-year basis remained challenged by the fact that a significant percentage of our flights operate out of three of the most congested and delay-prone airports in the U.S.

Year 2010 Compared to Year 2009

We reported net income of $97 million in 2010 compared to net income of $61 million in 2009. In 2010, we had operating income of $333 million, an increase of $48 million over 2009, and an operating margin of 8.8%, up 0.2 points from 2009. Diluted earnings per share were $0.31 for 2010 compared to diluted earnings per share of $0.21 for 2009.

Operating Revenues.  Operating revenues increased 15%, or $487 million, primarily due to a 16% increase in passenger revenues. The $478 million increase in passenger revenues was attributable to a 7% increase in capacity with a 7% increase in yield and a 1.7 point increase in load factor over 2009, amounts which include capacity reductions during the initial cutover period to our new customer service system in the first quarter of 2010. Included in this amount is a $14 million increase in Even More Legroom revenue as a result of increased capacity and revised pricing.

Other revenues increased 3%, or $9 million, primarily due to a $10 million increase in marketing related revenues, higher excess baggage revenue of $4 million and increased rates for certain ancillary services during 2010. Other revenue also increased $3 million due to higher inflight food and beverage sales, but was offset by a $10 million reduction in change fees and reservation fees as a result of high levels of change fee waivers during the first half of 2010 in conjunction with our new system migration.

Operating Expenses.  Operating expenses increased 15%, or $439 million, primarily due to higher fuel prices and an increase in other operating expenses, including the one time implementation related expenses of our new customer service system, overall higher technology infrastructure costs, and a one-time impairment charge. Additionally, operating expenses increased due to higher salaries, wages and benefits related to pilot pay increases implemented in mid 2009, increased sales and marketing expenses due to higher fares and increased GDS participation, and increased maintenance and variable costs. We had on average five additional average aircraft in service in 2010 and operating capacity increased approximately 7% to 34.74 billion available seat miles in 2010. Operating expenses per available seat mile increased 7% to 9.92 cents. Excluding fuel, our cost per available seat mile increased 6% in 2010. In detail, operating costs per available seat mile were (percent changes are based on unrounded numbers):

	Year Ended December 31,		Percent
	2010	2009	Change
	(in cents)

Operating expenses:
Aircraft fuel and related taxes	3.21	2.91	10.6%
Salaries, wages and benefits	2.57	2.38	7.6
Landing fees and other rents	.65	.65	(0.1)
Depreciation and amortization	.63	.70	(9.8)
Aircraft rent	.36	.39	(6.0)
Sales and marketing	.52	.46	11.5
Maintenance materials and repairs	.50	.46	8.2
Other operating expenses	1.48	1.29	15.1

Total operating expenses	9.92	9.24	7.4%

As part of our IT investments during 2010, we have had a shift in costs from depreciation expense to other operating expenses. Additionally, the severe winter weather during 2010, both in February and December, created unexpected cost pressures.

Aircraft fuel expense increased 18%, or $170 million, due to a 10% increase in average fuel cost per gallon, or $104 million after the impact of fuel hedging and 31 million more gallons of aircraft fuel consumed, resulting in $66 million of higher fuel expense. We recorded $3 million in effective fuel hedge losses during 2010 versus $120 million during 2009. Our average fuel cost per gallon was $2.29 for the year ended December 31, 2010 compared to $2.08 for the year ended December 31, 2009. Our fuel costs represented 32% and 31% of our operating expenses in 2010 and 2009, respectively. Based on our expected fuel volume for 2011, a 10% per gallon increase in the cost of aircraft fuel would increase our annual fuel expense by approximately $130 million. Cost per available seat mile increased 11% primarily due to the increase in fuel prices.

Salaries, wages and benefits increased 15%, or $115 million, due to an increase in average full-time equivalent employees, increased wages and related benefits for several of our large workgroups implemented between June 2009 and throughout 2010. We also had higher salaries, wages and benefits as a result of premium time related to the severe winter storms in the Northeast both in early and late 2010. The increase in average full-time equivalent employees is partially driven by additional staffing levels in preparation for our new customer service system implementation in January 2010, which resulted in an additional $9 million of expense, as well as our policy of not furloughing employees. Cost per available seat mile increased 8% primarily due to an increase in full-time equivalent employees.

Landing fees and other rents increased 7%, or $15 million, due to a 5% increase in departures over 2009, which includes the effects of expanded operations in certain markets and the opening of three new cities in 2010 as well as an increase in average landing fee and airport rental rates. Cost per available seat mile remained relatively unchanged.

Depreciation and amortization decreased 4%, or $8 million. Purchased technology related to our LiveTV acquisition became fully amortized in late 2009, resulting in reduced amortization expense in 2010. The reduced amortization expense was offset by an increase in depreciation expense as we had an average of 97 owned and capital leased aircraft in 2010 compared to 93 in 2009. Additionally, we had increased software amortization in 2010 related to our new customer service system. Cost per available seat mile decreased 10% due to purchased technology becoming fully amortized and less owned computer hardware resulting from changes to our IT infrastructure.

Sales and marketing expense increased 19%, or $28 million, due to $14 million in higher credit card fees resulting from increased average fares, $12 million in higher commissions in 2010 related to our increased participation in GDSs and OTAs and $2 million in higher advertising costs. Cost per available seat mile increased 12% due to increased fares and shift in distribution channels as a result of our increased capabilities from our new customer service system.

Maintenance materials and repairs increased 15%, or $23 million, due to five additional average operating aircraft in 2010 compared to 2009 and the gradual aging of our fleet. The average age of our fleet increased to 5.4 years as of December 31, 2010 compared to 4.3 years as of December 31, 2009. Maintenance expense is expected to increase significantly as our fleet ages, resulting in the need for additional, more expensive repairs over time. Cost per available seat mile increased 8% primarily due to the gradual aging of our fleet.

Other operating expenses increased 23%, or $96 million, due to an increase in variable costs associated with 5% more departures versus 2009, operating out of three additional cities in 2010 in addition to the full year of operations at the eight cities opened throughout 2009, and a severe winter storm season in early 2010. We also incurred approximately $13 million in one time implementation expenses related to our new customer service system, as well as overall higher technology infrastructure related costs. Additionally, we incurred a $6 million one time impairment expense related to the intangible assets and other costs associated with developing an air to ground connectivity capability by our LiveTV subsidiary. In 2010, we also paid a $5 million rescheduling fee in connection with the deferral of aircraft. In 2009, other operating expenses were offset by $11 million for certain tax incentives and $1 million in gains on sales of aircraft. Cost per available seat mile increased 15% due primarily to the implementation costs associated with our new customer service system, changes in our IT infrastructure and the 2009 tax incentive credits.

Other Income (Expense).  Interest expense decreased 9%, or $18 million, primarily due to lower debt balances and changes in interest rates, totaling approximately $14 million, and retirements of debt which resulted in approximately $14 million less interest expense. These decreases in interest expense were offset by additional financing including four new aircraft and the issuance in June 2009 of our 6.75% convertible debentures, resulting in $11 million of additional interest expense. Capitalized interest decreased due to lower average outstanding pre-delivery deposits and lower interest rates.

Interest income and other decreased 62%, or $6 million, primarily due to lower interest rates earned on investments. Interest income and other included $2 million in gains on the extinguishment of debt in 2009. Derivative instruments not qualifying as cash flow hedges in 2010 resulted in an insignificant loss, compared to losses of $1 million in 2009. Accounting ineffectiveness on crude, heating oil and jet fuel derivatives classified as cash flow hedges resulted in losses of $2 million in 2010 and gains of $1 million in 2009. We are unable to predict what the amount of ineffectiveness will be related to these instruments, or the potential loss of hedge accounting which is determined on a derivative-by-derivative basis, due to the volatility in the forward markets for these commodities.

Our effective tax rate was 40% in 2010 compared to 41% in 2009. Our effective tax rate differs from the statutory income tax rate due to the non deductibility of certain items for tax purposes and the relative size of these items to our pre-tax income of $161 million in 2010 and pre-tax income of $104 million in 2009.

Year 2009 Compared to Year 2008

We reported net income of $61 million in 2009 compared to a net loss of $84 million in 2008. In 2009, we had operating income of $285 million, an increase of $172 million over 2008, and an operating margin of 8.6% up 5.3 points from 2008. Diluted earnings per share were $0.21 for 2009 compared to diluted loss per share of $0.37 for 2008.

Operating Revenues.  Operating revenues decreased 3%, or $100 million, primarily due to a 4% decrease in passenger revenues. The $126 million decrease in passenger revenues was attributable to a 4% decrease in yield over 2008 and a 0.7 point decrease in load factor on relatively flat capacity, offset by increases in fees from our Even More Legroom optional upgrade product, which we introduced in mid-2008.

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

Operating Expenses.  Operating expenses decreased 8%, or $272 million, primarily due to lower fuel prices, partially offset by increased salaries, wages and benefits, depreciation and amortization, maintenance and variable costs. In 2009, operating expenses were offset by $1 million in gains on the sale of aircraft compared to $23 million in gains on the sale of aircraft in 2008. While we had on average eight additional average aircraft in service in 2009, operating capacity increased less than 1% to 32.56 billion available seat miles in 2009 due to shorter stage lengths as a result of shifting capacity from transcontinental flying to shorter haul. Operating expenses per available seat mile decreased 9% to 9.24 cents. Excluding fuel, our cost per available seat mile increased 9% in 2009. In detail, operating costs per available seat mile were (percent changes are based on unrounded numbers):

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

In 2009, our average aircraft utilization declined 5% to 11.5 hours per day. A lower aircraft utilization results in fewer available seat miles and, therefore, higher unit costs. We estimate that a significant portion of the year-over-year increase in our total cost per available seat mile, excluding fuel, was attributable to the decrease in our aircraft utilization and also was a significant factor of the increase in each component.

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

Salaries, wages and benefits increased 12%, or $82 million, due primarily to increases in pilot pay and related benefits and a 5% increase in average full-time equivalent employees. The increase in average full-time equivalent employees was partially driven by our policy of not furloughing employees and additional staffing levels in preparation for our new customer service system implementation in January 2010. Cost per available seat mile increased 11% primarily due to increased average wages.

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

Sales and marketing expense remained relatively flat. Credit card fees were $3 million lower as a result of decreased passenger revenues, offset by $1 million in higher advertising costs and $2 million in higher commissions in 2009 related to our participation in GDSs and OTAs.

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

Quarterly Results of Operations

The following table sets forth selected financial data and operating statistics for the four quarters ended December 31, 2010. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10-K.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010

Statements of Operations Data (dollars in millions)
Operating revenues (1)	$871	$940	$1,030	$938
Operating expenses:
Aircraft fuel and related taxes	254	279	292	290
Salaries, wages and benefits (2)	219	218	227	227
Landing fees and other rents	54	58	61	55
Depreciation and amortization	57	54	54	55
Aircraft rent	31	31	31	33
Sales and marketing	40	43	47	49
Maintenance materials and repairs	39	41	44	48
Other operating expenses (3)	134	121	134	126

Total operating expenses	828	845	890	883

Operating income	43	95	140	55
Other income (expense)	(44)	(43)	(43)	(42)

Income (loss) before income taxes	(1)	52	97	13
Income tax expense (benefit)	—	21	38	5

Net income (loss)	$(1)	$31	$59	$8

Operating margin	4.9%	10.2%	13.6%	6.0%
Pre-tax margin	(0.2)%	5.6%	9.4%	1.5%
Operating Statistics:
Revenue passengers (thousands)	5,528	6,114	6,573	6,039
Revenue passenger miles (millions)	6,470	7,126	7,699	6,984
Available seat miles ASM (millions)	8,424	8,688	9,102	8,530
Load factor	76.8%	82.0%	84.6%	81.9%
Aircraft utilization (hours per day)	11.8	11.8	12.0	11.0
Average fare	$142.16	$139.20	$141.79	$139.67
Yield per passenger mile (cents)	12.15	11.94	12.10	12.08
Passenger revenue per ASM (cents)	9.33	9.79	10.24	9.89
Operating revenue per ASM (cents)	10.33	10.83	11.32	11.00
Operating expense per ASM (cents)	9.83	9.72	9.78	10.34
Operating expense per ASM, excluding fuel (cents)	6.81	6.51	6.57	6.95
Airline operating expense per ASM (cents) (4)	9.62	9.55	9.53	10.15
Departures	54,367	56,202	58,935	55,997
Average stage length (miles)	1,102	1,102	1,103	1,093
Average number of operating aircraft during period	151.0	151.0	153.4	158.4
Average fuel cost per gallon, including fuel taxes	$2.19	$2.30	$2.26	$2.42
Fuel gallons consumed (millions)	116	121	130	119
Full-time equivalent employees at period end (4)	11,084	10,906	10,669	11,121

(1)	During the first quarter of 2010, we recorded $4 million of revenue related to our co-branded credit card agreement guarantee.

(2)	During 2010, we incurred approximately $9 million in salaries, wages and benefits related to the one time implementation of our new customer service system, $6 million of which was incurred in the first quarter of 2010.

(3)	During 2010, we incurred approximately $13 million in one-time, non-recurring implementation related expenses for our new customer service system, $10 million of which was incurred in the first quarter of 2010. During the third quarter of 2010, we recorded a $6 million impairment loss related to a spectrum license held by our LiveTV subsidiary.

(4)	Excludes results of operations and employees of LiveTV, LLC, which are unrelated to our airline operations and are immaterial to our consolidated operating results.

Although we experienced significant revenue growth in 2010, this trend may not continue. We expect our expenses to continue to increase significantly as we acquire additional aircraft, as our fleet ages and as we expand the frequency of flights in existing markets and enter into new markets. Accordingly, the comparison of the financial data for the quarterly periods presented may not be meaningful. In addition, we expect our operating results to fluctuate significantly from quarter-to-quarter in the future as a result of various factors, many of which are outside our control. Consequently, we believe that quarter-to-quarter comparisons of our operating results may not necessarily be meaningful and you should not rely on our results for any one quarter as an indication of our future performance.

Liquidity and Capital Resources

At December 31, 2010, we had cash and cash equivalents of $465 million and short term investments of $495 million, as compared to cash and cash equivalents of $896 million and short term investments of $240 million at December 31, 2009. We also had $133 million of long-term investments at December 31, 2010 compared to $6 million at December 31, 2009. Cash flows provided by operating activities totaled $523 million in 2010 compared to $486 million in 2009 and cash flows used in operating activities of $17 million in 2008. The $37 million increase in cash flows from operations in 2010 compared to 2009 was primarily as a result of the 8% increase in average fares, 7% increase in capacity, and 1.7 point increase in load factor, offset by 10% higher price of fuel in 2010 compared to 2009. The $503 million increase in cash flows from operations in 2009 compared to 2008 was primarily a result of a 33% lower price of fuel in 2009 compared to 2008 and the $149 million in collateral we posted for margin calls related to our outstanding fuel hedge and interest rate swap contracts in 2008, most of which was returned to us during 2009. We also posted $70 million in restricted cash that collateralized letters of credit issued to certain of our business partners in 2008, including $55 million for our primary credit card processor. In 2009, $65 million of the restricted cash was returned to us. We rely primarily on cash flows from operations to provide working capital for current and future operations.

Investing Activities.  During 2010, capital expenditures related to our purchase of flight equipment included $142 million for four aircraft and five spare engines, $50 million for flight equipment deposits and $14 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases, facilities improvements and LiveTV inventory, were $93 million. Investing activities in 2010 also included the net purchase of $384 million in investment securities.

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

Financing Activities.  Financing activities during 2010 consisted primarily of (1) the required repurchase of $156 million of our 3.75% convertible debentures due 2035, (2) the net repayment of $56 million on our line of credit collateralized by our auction rate securities, or ARS, (3) scheduled maturities of $177 million of debt and capital lease obligations, (4) our issuance of $47 million in fixed rate equipment notes and $69 million in non-public floating rate equipment notes secured by four EMBRAER 190 aircraft and five spare engines, (5) the reimbursement of construction costs incurred for Terminal 5 of $15 million and (6) the repayment of $5 million in principal related to our construction obligation for Terminal 5.

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

In October 2009, we filed an automatic shelf registration statement with the SEC relating to our sale, from time to time, in one or more public offerings of debt securities, pass-through certificates, common stock, preferred stock and/or other securities. The net proceeds of any securities we sell under this registration statement may be used to fund working capital and capital expenditures, including the purchase of aircraft and construction of facilities in or near airports. Through December 31, 2010, we had not issued any securities under this registration statement. At this time, we have no plans to sell securities under this registration statement.

None of our lenders or lessors are affiliated with us.

Capital Resources.  We have been able to generate sufficient funds from operations to meet our working capital requirements. Substantially all of our property and equipment is encumbered. We typically finance our aircraft through either secured debt or lease financing. At December 31, 2010, we operated a fleet of 160 aircraft, of which 60 were financed under operating leases, four were financed under capital leases and all but one of the remaining 96 were financed by secured debt. We also leased one additional aircraft which we took delivery of in December 2010 but which was not yet placed in service. We have received committed financing for the nine aircraft scheduled for delivery in 2011. Although we believe that debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot give assurance that we will be able to secure financing on terms attractive to us, if at all. While these financings may or may not result in an increase in liabilities on our balance sheet, our fixed costs will increase significantly regardless of the financing method ultimately chosen. To the extent we cannot secure financing, we may be required to pay in cash, further modify our aircraft acquisition plans or incur higher than anticipated financing costs.

Working Capital.  We had working capital of $275 million at December 31, 2010, compared to $377 million at December 31, 2009. Our working capital includes the fair value of our short term fuel hedge derivatives, which was an asset of $19 million and $25 million at December 31, 2010 and December 31, 2009, respectively.

At December 31, 2008, we had $244 million invested in ARS, which were included in long-term investments. Beginning in February 2008, all of the ARS then held by us experienced failed auctions which resulted in us continuing to hold these securities beyond the initial auction reset periods. Auction failures continued for some time and there was a general lack of liquidity in the market. As a result, we participated in settlement agreements with UBS, whereby they repurchased all of the ARS brokered by them beginning in June 2010 at par value. Additionally, in October 2009, we entered into an agreement with Citigroup Global Markets, Inc, whereby they repurchased all of our then outstanding ARS issued by them for approximately $120 million. As of December 31, 2010, we no longer hold any ARS.

We expect to meet our obligations as they become due through available cash, investment securities and internally generated funds, supplemented as necessary by financing activities, as they may be available to us. We expect to continue to generate positive working capital through our operations. However, we cannot predict what the effect on our business might be from the extremely competitive environment we are operating in or from events that are beyond our control, such as volatile fuel prices, economic conditions, weather-related disruptions, the impact of airline bankruptcies and/or consolidations, U.S. military actions or acts of terrorism. We believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

Contractual Obligations

Our noncancelable contractual obligations at December 31, 2010 include (in millions):

	Payments due in
	Total	2011	2012	2013	2014	2015	Thereafter

Long-term debt and capital lease obligations (1)	$3,788	$308	$303	$493	$695	$322	$1,667
Lease commitments	1,755	214	191	164	165	170	851
Flight equipment obligations	4,360	375	475	585	805	925	1,195
Financing obligations and other (2)	3,216	222	292	245	209	244	2,004

Total	$13,119	$1,119	$1,261	$1,487	$1,874	$1,661	$5,717

(1)	Includes actual interest and estimated interest for floating-rate debt based on December 31, 2010 rates.

(2)	Amounts include noncancelable commitments for the purchase of goods and services.

The interest rates are fixed for $1.61 billion of our debt and capital lease obligations, with the remaining $1.42 billion having floating interest rates. The floating interest rates adjust quarterly or semi-annually based on the London Interbank Offered Rate, or LIBOR. The weighted average maturity of all of our debt was seven years at December 31, 2010. We are not subject to any financial covenants in any of our debt obligations. Our spare parts pass-through certificates issued in November 2006 require us to maintain certain non-financial collateral coverage ratios, which could require us to provide additional spare parts collateral or redeem some or all of the related equipment notes. During 2010, we posted $1 million in cash collateral in order to maintain the required ratios for the spare parts pass-through certificates. At December 31, 2010, we were in compliance with all covenants of our debt and lease agreements and 75% of our owned property and equipment was collateralized.

We have operating lease obligations for 61 aircraft with lease terms that expire between 2011 and 2026. One of the aircraft under operating lease was not yet in service at December 31, 2010. Five of these leases have variable-rate rent payments that adjust semi-annually based on LIBOR. We also lease airport terminal space and other airport facilities in each of our markets, as well as office space and other equipment. We have approximately $31 million of restricted assets pledged under standby letters of credit related to certain of our leases which will expire at the end of the related lease terms.

Including the effects of the 2010 amendments to our Airbus and EMBRAER purchase agreements, our firm aircraft orders at December 31, 2010 consisted of 55 Airbus A320 aircraft and 54 EMBRAER 190 aircraft scheduled for delivery as follows: 9 in 2011, 11 in 2012, 14 in 2013, 19 in 2014, 22 in 2015, 18 in 2016, 8 in 2017, and 8 in 2018. We have the right to cancel three firm EMBRAER 190 deliveries in 2012 or later, provided no more than two deliveries are canceled in any one year. We meet our predelivery deposit requirements for our aircraft by paying cash or by using short-term borrowing facilities for deposits required six to 24 months prior to delivery. Any predelivery deposits paid by the issuance of notes are fully repaid at the time of delivery of the related aircraft.

We also have options to acquire eight additional Airbus A320 aircraft for delivery from 2014 through 2015 and 65 additional EMBRAER 190 aircraft for delivery from 2012 through 2018. We can elect to substitute Airbus A321 aircraft or A319 aircraft for the A320 aircraft until 21 months prior to the scheduled delivery date for those aircraft not on firm order.

In October 2008, we began operating out of our new Terminal 5 at JFK, or Terminal 5, which we had been constructing since November 2005. The construction and operation of this facility is governed by a lease agreement that we entered into with the PANYNJ in 2005. We are responsible for making various payments under the lease, including ground rents for the new terminal site which began on lease execution in 2005 and facility rents that commenced in October 2008 upon our occupancy of the new terminal. The facility rents are based on the number of passengers enplaned out of the new terminal, subject to annual minimums. The

PANYNJ has reimbursed us for costs of this project in accordance with the terms of the lease, except for approximately $78 million in leasehold improvements that have been provided by us. For financial reporting purposes, this project is being accounted for as a financing obligation, with the constructed asset and related liability being reflected on our balance sheets. Minimum ground and facility rents for this terminal totaling $1.21 billion are included in the commitments table above as lease commitments and financing obligations.

Anticipated capital expenditures for facility improvements, spare parts and ground purchases in 2011 are projected to be approximately $125 million. Our commitments also include those of LiveTV, which has several noncancelable long-term purchase agreements with its suppliers to provide equipment to be installed on its customers’ aircraft, including JetBlue’s aircraft.

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

Off-Balance Sheet Arrangements

None of our operating lease obligations are reflected on our balance sheet. Although some of our aircraft lease arrangements are with variable interest entities, as defined by the Consolidations topic of the Financial Accounting Standards Board’s, or FASB, Accounting Standards Codificationtm, or Codification, none of them require consolidation in our financial statements. The decision to finance these aircraft through operating leases rather than through debt was based on an analysis of the cash flows and tax consequences of each option and a consideration of additional liquidity requirements. We are responsible for all maintenance, insurance and other costs associated with operating these aircraft; however, we have not made any residual value or other guarantees to our lessors.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles requires management to adopt accounting policies and make estimates and judgments to develop amounts reported in our financial statements and accompanying notes. We maintain a thorough process to review the application of our accounting policies and to evaluate the appropriateness of the estimates that are required to prepare our financial statements. We believe that our estimates and judgments are reasonable; however, actual results and the timing of recognition of such amounts could differ from those estimates. In addition, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.

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

Share-based compensation.  Under the Compensation-Stock Compensation topic of the Codification, stock-based compensation expense is required to be recorded for issuances under our stock purchase plan and stock incentive plan over their requisite service period using a fair value approach. We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions. We estimate the expected term of options granted using an implied life derived from the results of a lattice model, which incorporates our historical exercise and post-vesting cancellation patterns, which we believe are representative of future behavior. The expected term of restricted stock units is based on the requisite service period of the awards being granted. We estimate the expected volatility of our common stock at the grant date using a blend of 75% historical volatility of our common stock and 25% implied volatility of two-year publicly traded options on our common stock as of the option grant date. Our decision to use a blend of historical and implied volatility was based upon the volume of actively traded options on our common stock and our belief that historical volatility alone may not be completely representative of future stock price trends. Regardless of the method selected, significant judgment is required for some of the valuation variables. The most significant of these is the volatility of our common stock and the estimated term over which our stock options will be outstanding. The valuation calculation is sensitive to even slight changes in these estimates.

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

Derivative instruments used for aircraft fuel.  We utilize financial derivative instruments to manage the risk of changing aircraft fuel prices. We do not purchase or hold any derivative instrument for trading purposes. At December 31, 2010, we had a $23 million asset related to the net fair value of these derivative instruments; the majority of which are not traded on a public exchange. Fair values are assigned based on commodity prices that are provided to us by independent third parties. When possible, we designate these instruments as cash flow hedges for accounting purposes, as defined by the Derivatives and Hedging topic of the Codification which permits the deferral of the effective portions of gains or losses until contract settlement.

The Derivatives and Hedging topic is a complex accounting standard and requires that we develop and maintain a significant amount of documentation related to (1) our fuel hedging program and strategy, (2) statistical analysis supporting a highly correlated relationship between the underlying commodity in the derivative financial instrument and the risk being hedged (i.e. aircraft fuel) on both a historical and prospective basis and (3) cash flow designation for each hedging transaction executed, to be developed concurrently with the hedging transaction. This documentation requires that we estimate forward aircraft fuel prices since there is no reliable forward market for aircraft fuel. These prices are developed through the observation of similar commodity futures prices, such as crude oil and/or heating oil, and adjusted based on variations to those like commodities. Historically, our hedges have settled within 24 months; therefore, the deferred gains and losses have been recognized into earnings over a relatively short period of time.

Fair value measurements.  We adopted the Fair Value Measurements and Disclosures topic of the Codification which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements, on January 1, 2008. The Fair Value Measurements and Disclosures topic clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The Fair Value Measurements and Disclosures topic also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs. We rely on unobservable (level 3) inputs, which are highly subjective, in determining the fair value of certain assets and liabilities, including ARS and our interest rate swaps.

We elected to apply the fair value option under the Financial Instruments topic of the Codification to an agreement with one of our ARS’ broker, to repurchase in 2010, at par. The fair value of the put was determined by comparing the fair value of the related ARS, as described above, to their par values and also considered the credit risk associated with the broker. This put option was adjusted on each balance sheet date based on its then fair value. The fair value of the put option was based on unobservable inputs and was therefore classified as level 3 in the hierarchy. This put option was fully exercised in 2010 upon its expiration.

In February 2008 and February 2009, we entered into various interest rate swaps, which qualify as cash flow hedges in accordance with the Derivatives and Hedging topic. The fair values of our interest rate swaps were initially based on inputs received from the counterparty. These values were corroborated by adjusting the active swap indications in quoted markets for similar terms (6-8 years) for the specific terms within our swap agreements. There was no ineffectiveness relating to these interest rate swaps in 2009 since all critical terms continued to match the underlying debt, with all of the unrealized losses being deferred in accumulated other comprehensive income.

Frequent flyer accounting.  We utilize a number of estimates in accounting for our TrueBlue customer loyalty program, or TrueBlue. We record a liability, which was $6 million as of December 31, 2010, for the estimated incremental cost of outstanding points earned from JetBlue purchases that we expect to be redeemed. The estimated cost includes incremental fuel, insurance, passenger food and supplies, and reservation costs. We adjust this liability, which is included in air traffic liability, based on points earned and redeemed, changes in the estimated incremental costs associated with providing travel and changes in the TrueBlue program. In November 2009, we launched an improved version of TrueBlue, which allows customers to earn points based on the value paid for a trip rather than the length of the trip. In addition, unlike our original program, the improved version does not result in the automatic generation of a travel award once minimum award levels are reached, but instead the points are maintained in the account until used by the member or until they expire 12 months after the last account activity. As a result of these changes we expect breakage, or the points that ultimately expire unused, to be substantially reduced. Estimates of breakage for the improved version of TrueBlue have been made based on a simulation of the improved program rules using our historical data. As more data is collected by us on our members behaviors in the program, these estimates may change. Periodically, we evaluate our assumptions for appropriateness, including comparison of the cost estimates to actual costs incurred as well as the expiration and redemption assumptions to actual experience. Changes in the minimum award levels or in the lives of the awards would also require us to reevaluate the liability, potentially resulting in a significant impact in the year of change as well as in future years.

Points in TrueBlue can also be sold to participating companies, including credit card and car rental companies. These sales are accounted for as multiple-element arrangements, with one element representing the fair value of the travel that will ultimately be provided when the points are redeemed and the other consisting of marketing related activities that we conduct with the participating company. The fair value of the transportation portion of these point sales is deferred and recognized as passenger revenue when transportation is provided. The marketing portion, which is the excess of the total sales proceeds over the estimated fair value of the transportation to be provided, is recognized in other revenue when the points are sold. Deferred revenue for points sold and not redeemed is recognized as revenue when the underlying points expire. Deferred revenue was $57 million at December 31, 2010.

The terms of expiration of all points under our original loyalty program were modified with the launch of a new version of TrueBlue in 2009. We recorded $15 million and $13 million in revenue for point expirations in 2009 and 2010, respectively.

Our co-branded credit card agreement, under which we sell TrueBlue points as described above, provides for a minimum cash payment guarantee, which is to be paid to us throughout the life of the agreement if specified point sales and other ancillary activity payments have not been achieved. Through December 31, 2010, we had received $21 million in connection with this guarantee, which is subject to refund in the event that cash payments exceed future minimums through April 2011. We record revenue related to this guarantee when the likelihood of us providing any future service is remote. During 2010, we recognized approximately $5 million related to this guarantee, leaving $11 million deferred and included in our air traffic liability.

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

Aircraft fuel.  Our results of operations are affected by changes in the price and availability of aircraft fuel. To manage the price risk, we use crude or heating oil option contracts or jet fuel swap agreements. Market risk is estimated as a hypothetical 10% increase in the December 31, 2010 cost per gallon of fuel. Based on projected 2011 fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $130 million in 2011, compared to an estimated $101 million for 2010 measured as of December 31, 2009. As of December 31, 2010, we had hedged approximately 28% of our projected 2011 fuel requirements. All hedge contracts existing at December 31, 2010 settle by December 31, 2012. We expect to realize approximately $3 million in gains during 2011 currently in other comprehensive income related to our outstanding fuel hedge contracts.

Interest.  Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $1.61 billion of our debt and capital lease obligations, with the remaining $1.42 billion having floating interest rates. If interest rates average 10% higher in 2011 than they did during 2010, our interest expense would increase by approximately $1 million, compared to an estimated $1 million for 2010 measured as of December 31, 2009. If interest rates average 10% lower in 2011 than they did during 2010, our interest income from cash and investment balances would remain relatively constant, compared to a $1 million decrease for 2010 measured as of December 31, 2009. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate debt, cash equivalents and investment securities balances at December 31, 2010 and 2009.

Fixed Rate Debt.  On December 31, 2010, our $324 million aggregate principal amount of convertible debt had a total estimated fair value of $531 million, based on quoted market prices. If interest rates were 10% higher than the stated rate, the fair value of this debt would have been $566 million as of December 31, 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2010	2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$465	$896
Investment securities	495	240
Receivables, less allowance (2010-$6; 2009-$6;)	84	81
Inventories, less allowance (2010-$4; 2009-$3)	49	40
Restricted cash	3	13
Prepaid expenses	148	147
Other	27	43
Deferred income taxes	89	74

Total current assets	1,360	1,534

PROPERTY AND EQUIPMENT
Flight equipment	4,320	4,170
Predelivery deposits for flight equipment	178	139

	4,498	4,309
Less accumulated depreciation	679	540

	3,819	3,769
Other property and equipment	491	515
Less accumulated depreciation	178	169

	313	346
Assets constructed for others	558	549
Less accumulated amortization	49	26

	509	523

Total property and equipment	4,641	4,638

OTHER ASSETS
Investment securities	133	6
Restricted cash	65	64
Other	394	307

Total other assets	592	377

TOTAL ASSETS	$6,593	$6,549

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2010	2009

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$104	$93
Air traffic liability	514	443
Accrued salaries, wages and benefits	147	121
Other accrued liabilities	137	116
Current maturities of long-term debt and capital leases	183	384

Total current liabilities	1,085	1,157

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	2,850	2,920

CONSTRUCTION OBLIGATION	533	529

DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	327	259
Other	144	138

	471	397
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 900,000,000 and 500,000,000 shares authorized, 322,272,207 and 318,592,283 shares issued and 294,687,308 and 291,490,758 shares outstanding in 2010 and 2009, respectively	3	3
Treasury stock, at cost; 27,585,367 and 27,102,136 shares in 2010 and 2009, respectively	(4)	(2)
Additional paid-in capital	1,446	1,422
Retained earnings	219	122
Accumulated other comprehensive income (loss), net of taxes	(10)	1

Total stockholders’ equity	1,654	1,546

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,593	$6,549

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2010	2009	2008

OPERATING REVENUES
Passenger	$3,412	$2,934	$3,060
Other	367	358	332

Total operating revenues	3,779	3,292	3,392

OPERATING EXPENSES
Aircraft fuel and related taxes ($39, $34, and $45 in 2010, 2009, and 2008, respectively)	1,115	945	1,397
Salaries, wages and benefits	891	776	694
Landing fees and other rents	228	213	199
Depreciation and amortization	220	228	205
Aircraft rent	126	126	129
Sales and marketing	179	151	151
Maintenance materials and repairs	172	149	127
Other operating expenses	515	419	377

Total operating expenses	3,446	3,007	3,279

OPERATING INCOME	333	285	113

OTHER INCOME (EXPENSE)
Interest expense	(180)	(198)	(245)
Capitalized interest	4	7	48
Interest income and other	4	10	(5)

Total other income (expense)	(172)	(181)	(202)

INCOME (LOSS) BEFORE INCOME TAXES	161	104	(89)
Income tax expense (benefit)	64	43	(5)

NET INCOME (LOSS)	$97	$61	$(84)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.36	$0.24	$(0.37)

Diluted	$0.31	$0.21	$(0.37)

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$97	$61	$(84)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	62	42	(6)
Depreciation	194	190	189
Amortization	36	44	21
Stock-based compensation	17	16	16
Gains on sale of flight equipment and extinguishment of debt	—	(3)	(45)
Collateral returned (deposits) for derivative instruments	(13)	132	(149)
Auction rate securities impairment, net	—	—	53
Restricted cash returned by (paid for) business partners	5	65	(70)
Changes in certain operating assets and liabilities:
Decrease (Increase) in receivables	(4)	3	4
Decrease (Increase) in inventories, prepaid and other	(4)	(43)	(10)
Increase in air traffic liability	70	4	15
Increase (Decrease) in accounts payable and other accrued liabilities	27	(66)	15
Other, net	36	41	34

Net cash provided by (used in) operating activities	523	486	(17)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(249)	(434)	(654)
Predelivery deposits for flight equipment	(50)	(32)	(49)
Refund of predelivery deposits for flight equipment	—	5	—
Proceeds from sale of flight equipment	—	58	299
Assets constructed for others	(14)	(47)	(142)
Purchase of held-to-maturity investments	(866)	(22)	—
Proceeds from maturities of held-to-maturity investments	414	—	—
Purchase of available-for-sale securities	(1,069)	(636)	(69)
Sale of available-for-sale securities	1,052	486	—
Sale of auction rate securities	85	175	397
Return of (deposits for) security deposits	1	(10)	1
Increase in restricted cash and other assets, net	—	—	(30)

Net cash used in investing activities	(696)	(457)	(247)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	9	120	320
Issuance of long-term debt	116	446	716
Aircraft sale and leaseback transactions	—	—	26
Short-term borrowings	—	10	17
Borrowings collateralized by ARS	20	3	163
Construction obligation	15	49	138
Repayment of:
Long-term debt and capital lease obligations	(333)	(180)	(673)
Short-term borrowings	—	(20)	(52)
Borrowings collateralized by ARS	(76)	(110)	—
Construction obligation	(5)	—	—
Other, net	(4)	(12)	(20)

Net cash provided by (used in) financing activities	(258)	306	635

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(431)	335	371
Cash and cash equivalents at beginning of period	896	561	190

Cash and cash equivalents at end of period	$465	$896	$561

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

							Accumulated
					Additional		Other
	Common	Common	Treasury	Treasury	Paid-In	Retained	Comprehensive
	Shares	Stock	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2007	182	$2	—	$—	$884	$145	$19	$1,050
Net loss	—	—	—	—	—	(84)	—	(84)
Changes in comprehensive loss (Note 15)	—	—	—	—	—	—	(103)	(103)

Total comprehensive loss								(187)
Exercise of common stock options	1	—	—	—	1	—	—	1
Stock compensation expense	—	—	—	—	16	—	—	16
Stock issued under crewmember stock purchase plan	2	—	—	—	9	—	—	9
Proceeds from secondary offering, net of offering expenses	43	—	—	—	301	—	—	301
Shares loaned under 2008 Share Lending Agreement	44	1	—	—	3	—	—	4
Conversions of 2008 Series A and B convertible notes	17	—	—	—	76	—	—	76
Shares returned pursuant to 2008 share lending	—	—	17	—	—	—	—	—

Balance at December 31, 2008	289	3	17	—	1,290	61	(84)	1,270

Net income	—	—	—	—	—	61	—	61
Changes in comprehensive income (Note 15)	—	—	—	—	—	—	85	85

Total comprehensive income								146
Vesting of restricted stock units	1	—	—	(2)	—	—	—	(2)
Stock compensation expense	—	—	—	—	15	—	—	15
Stock issued under crewmember stock purchase plan	1	—	—	—	7	—	—	7
Proceeds from secondary offering, net of offering expenses	26	—	—	—	109	—	—	109
Other	2	—	10	—	1	—	—	1

Balance at December 31, 2009	319	3	27	(2)	1,422	122	1	1,546

Net income	—	—	—	—	—	97	—	97
Changes in comprehensive income (Note 15)	—	—	—	—	—	—	(11)	(11)

Total comprehensive income								86
Vesting of restricted stock units	1	—	1	(2)	—	—	—	(2)
Stock compensation expense	—	—	—	—	15	—	—	15
Stock issued under crewmember stock purchase plan	1	—	—	—	7	—	—	7
Other	1	—	—	—	2	—	—	2

Balance at December 31, 2010	322	$3	28	$(4)	$1,446	$219	$(10)	$1,654

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

JetBlue Airways Corporation is an innovative passenger airline that provides award winning customer service at competitive fares primarily on point-to-point routes. We offer our customers a high quality product with young, fuel-efficient aircraft, leather seats, free in-flight entertainment at every seat, pre-assigned seating and reliable performance. We commenced service in February 2000 and established our primary base of operations at New York’s John F. Kennedy International Airport, or JFK, where we now have more enplanements than any other airline. As of December 31, 2010, we served 63 destinations in 21 states, Puerto Rico, Mexico, and ten countries in the Caribbean and Latin America. Our wholly owned subsidiary, LiveTV, LLC, or LiveTV, provides in-flight entertainment systems for commercial aircraft, including live in-seat satellite television, digital satellite radio, wireless aircraft data link service and cabin surveillance systems.

Note 1—	Summary of Significant Accounting Policies

Basis of Presentation:  Our consolidated financial statements include the accounts of JetBlue Airways Corporation, or JetBlue, and our subsidiaries, collectively “we” or the “Company”, with all intercompany transactions and balances having been eliminated. Air transportation services accounted for substantially all the Company’s operations in 2010, 2009 and 2008. Accordingly, segment information is not provided for LiveTV. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates:  We are required to make estimates and assumptions when preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value:  The Fair Value Measurements and Disclosures topic of the Financial Accounting Standards Board’s, or FASB, Accounting Standards Codificationtm, or Codification, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. Additionally, this topic clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The Fair Value Measurements and Disclosures topic also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs. See Note 14 for more information.

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

Investment Securities:  Investment securities consist of the following: (a) highly liquid investments, such as certificates of deposits, with maturities greater than three months when purchased, stated at fair value; (b) auction rate securities, or ARS, stated at fair value; (c) variable rate demand notes with stated maturities generally greater than ten years with interest reset dates often every 30 days or less, stated at fair value; (d) commercial paper with maturities between six and twelve months, stated at fair value; and (e) investment-

grade interest bearing instruments classified as held-to-maturity investments and stated at amortized cost. When sold, we use a specific identification method to determine the cost of the securities.

Investment securities consisted of the following at December 31, 2010 and 2009 (in millions):

	2010	2009

Available-for-sale securities
Asset-back securities	$10	$109
Time deposits	19	36
Commercial paper	125	5

	154	150
Held-to-maturity securities
Corporate bonds	474	22
Trading securities
Student loan bonds	—	74

Total	$628	$246

Held-to-maturity investment securities:  During 2009 and 2010, we held various corporate bonds. Those with original maturities less than twelve months are included in short-term investments on our consolidated balance sheets, and those with original maturities in excess of twelve months but less than two years are included in long-term investments on our consolidated balance sheets. We did not record any significant gains or losses on these securities during the twelve months ended December 31, 2010 or 2009.

Derivative Instruments:  Derivative instruments, including fuel hedge contracts and interest rate swap agreements, are stated at fair value, net of any collateral postings. Derivative instruments are included in other assets on our consolidated balance sheets.

Inventories:  Inventories consist of expendable aircraft spare parts and supplies, which are stated at average cost, and aircraft fuel, which is stated on a first-in, first-out basis. These items are charged to expense when used. An allowance for obsolescence on aircraft spare parts is provided over the remaining useful life of the related aircraft fleet.

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

Estimated useful lives and residual values for our property and equipment are as follows:

	Estimated Useful Life	Residual Value

Aircraft	25 years	20%
In-flight entertainment systems	7 years	0%
Aircraft parts	Fleet life	10%
Flight equipment leasehold improvements	Lower of lease term or economic life	0%
Ground property and equipment	3-10 years	0%
Leasehold improvements — other	Lower of lease term or economic life	0%
Buildings on leased land	Lease term	0%

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

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted future cash flows estimated to be generated by the assets are less than the assets’ net book value. If impairment occurs, the loss is measured by comparing the fair value of the asset to its carrying amount. Impairment losses are recorded in depreciation and amortization expense. In 2008, we recorded an impairment loss of $8 million related to the write-off of our temporary terminal facility at JFK.

In 2009, we sold two aircraft, which resulted in gains totaling $1 million. In 2008, we sold nine aircraft, which resulted in gains totaling $23 million. The gains on our sales of aircraft are included in other operating expenses.

Software:  We capitalize certain costs related to the acquisition and development of computer software. We amortize these costs using the straight-line method over the estimated useful life of the software, which is generally between five and ten years. The net book value of computer software, which is included in other assets on our consolidated balance sheets, was $46 million and $30 million at December 31, 2010 and 2009, respectively. Amortization expense related to computer software was $13 million, $14 million and $8 million for the years ended December 31, 2010, 2009 and 2008, respectively. Amortization expense related to computer software is expected to be approximately $9 million in 2011, $8 million in 2012, $7 million in 2013, $6 million in 2014, and $5 million in 2015.

Intangible Assets:  Intangible assets consist of acquired take-off and landing slots at certain domestic slot-controlled airports. We record these assets at cost and amortize them on a straight-line basis over their expected useful lives. As of December 31, 2010, the cost and accumulated amortization of intangible assets recorded was not material, and are included in other long term assets in our consolidated balance sheet. We periodically evaluate these intangible assets for impairment; however we have not recorded any impairment losses to date through December 31, 2010.

Intangible assets also include an indefinite lived asset related to an air-to-ground spectrum license acquired by LiveTV in 2006 at a public auction from the Federal Communications Commission for approximately $7 million. In September 2010, we determined this spectrum license had been impaired as further discussed in Note 14, which resulted in a loss of approximately $5 million being recorded in other operating expenses during 2010, with approximately $2 million remaining in other long term assets related to this license as of December 31, 2010.

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

Loyalty Program:  We account for our customer loyalty program, TrueBlue, by recording a liability for the estimated incremental cost of providing transportation for outstanding points earned from JetBlue purchases that we expect to be redeemed. We adjust this liability, which is included in air traffic liability, based on points earned and redeemed, changes in the estimated incremental costs associated with providing travel and changes in the TrueBlue program.

Points in TrueBlue are also sold to participating companies, including credit card and car rental companies. These sales are accounted for as multiple-element arrangements, with one element representing the travel that will ultimately be provided when the points are redeemed and the other consisting of marketing related activities that we conduct with the participating company. The fair value of the transportation portion of these point sales is deferred and recognized as passenger revenue when transportation is provided. The marketing portion, which is the excess of the total sales proceeds over the estimated fair value of the transportation to be provided, is recognized in other revenue when the points are sold.

TrueBlue points not redeemed are recognized as revenue when they expire. The terms of expiration of points under our original loyalty program were modified with the launch of a new version of TrueBlue in 2009. We recorded $15 million and $13 million in revenue for point expirations in 2009 and 2010, respectively.

Our co-branded credit card agreement, under which we sell TrueBlue points as described above, provides for a minimum cash payment guarantee, which is to be paid to us throughout the life of the agreement if specified point sales and other ancillary activity payments have not been achieved. Through December 31, 2010, we had received $21 million in connection with this guarantee, which is subject to refund in the event that cash payments exceed future minimums through April 2011. We record revenue related to this guarantee when it is remote that any future service will be provided by us. We recognized approximately $5 million of other revenue during each of 2010 and 2009 related to this guarantee, leaving $11 million deferred and included in our air traffic liability as of December 31, 2010.

Upon launch of the new TrueBlue program in November 2009, we extended our co-branded credit card and membership rewards participation agreements. In connection with these extensions, we received a one-time payment of $37 million, which we deferred and are recognizing as other revenue over the term of the agreement through 2015.

LiveTV Revenues and Expenses:  We account for LiveTV’s revenues and expenses related to the sale of hardware, maintenance of hardware, and programming services provided as a single unit in accordance with the Revenue Recognition-Multiple-Element Arrangements topic of the Codification because we lack objective and reliable evidence of fair value of the undelivered items. Revenues and expenses related to these components are recognized ratably over the service periods, which extend through 2018 as of December 31, 2010. Customer advances are included in other liabilities.

Airframe and Engine Maintenance and Repair:  Regular airframe maintenance for owned and leased flight equipment is charged to expense as incurred unless covered by a third-party services contract. We have separate service agreements covering certain of our scheduled and unscheduled repair of airframe line replacement unit components and the engines on our Airbus A320 aircraft. These agreements, which range from ten to 15 years, require monthly payments at rates based either on the number of cycles each aircraft was operated during each month or the number of flight hours each engine was operated during each month, subject to annual escalations. These power by the hour contracts transfer certain risks to the third-party service providers and fix the amounts we pay per flight hour or number of cycles in exchange for maintenance and repairs under a predefined maintenance program. These payments are expensed as the related flight hours or cycles are incurred.

Advertising Costs:  Advertising costs, which are included in sales and marketing, are expensed as incurred. Advertising expense in 2010, 2009 and 2008 was $55 million, $53 million and $52 million, respectively.

Share-Based Compensation:  We record compensation expense in the financial statements for share-based awards based on the grant date fair value of those awards. Share-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term.

Under the Compensation-Stock Compensation topic of the Codification, the benefits associated with tax deductions in excess of recognized compensation cost are required to be reported as a financing cash flow. We recorded an insignificant amount in excess tax benefits generated from option exercises in each of 2010, 2009 and 2008.

Our policy is to issue new shares for purchases under our Crewmember Stock Purchase Plan, or CSPP, and issuances under our Amended and Restated 2002 Stock Incentive Plan, or 2002 Plan.

Income Taxes:  We account for income taxes utilizing the liability method. Deferred income taxes are recognized for the tax consequences of temporary differences between the tax and financial statement reporting bases of assets and liabilities. A valuation allowance for deferred tax assets is provided unless realizability is judged by us to be more likely than not. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

New Accounting Standards:  Our financial statements are prepared in accordance with the Codification which was established in 2009 and superseded all then existing accounting standard documents and has become the single source of authoritative non-governmental U.S. GAAP. New accounting rules and disclosure requirements can impact our financial results and the comparability of our financial statements. Authoritative literature that has recently been issued which we believe will impact our consolidated financial statements is described below. There are also several new proposals under development, if and when enacted, may have a significant impact on our financial statements.

Effective July 1, 2009, we adopted the updated Fair Value Measurements and Disclosures topic of the Codification, which provides additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. Additional disclosures are required regarding fair value in interim and annual reports. We have included these additional disclosures in Note 14.

Effective January 1, 2010, we adopted the latest provisions in the Codification related to the accounting for an entity’s involvement with variable interest entities, or VIEs. Under these rules, the quantitative based method of determining if an entity is the primary beneficiary was replaced with a qualitative assessment on an ongoing basis of which entity has the power to direct activities of the VIE and the obligation to absorb the losses or the right to receive the benefits from the VIE. Adoption of these new rules had no impact on our consolidated financial statements.

Effective January 1, 2010, we adopted the guidance for Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance, under the debt topic of the Codification, which changed the accounting for equity share lending arrangements on an entity’s own shares when executed in contemplation of a convertible debt offering. This new guidance requires share lending arrangements be measured at fair value and recognized as an issuance cost. These issuance costs are then amortized and recognized as interest expense over the life of the financing arrangement. Shares loaned under these arrangements are excluded from computation of earnings per share. Retrospective application was required for all arrangements outstanding as of the beginning of the fiscal year. Refer to Note 2 for details of the 44.9 million shares of our common stock lent in conjunction with our 2008 million convertible debt issuance.

Our share lending agreement requires that the shares borrowed be returned upon the maturity of the related debt, October 2038, or earlier, if the debentures are no longer outstanding. We determined the fair value of the share lending arrangement was approximately $5 million at the date of the issuance based on the value of the estimated fees the shares loaned would have generated over the term of the share lending arrangement. We have retrospectively applied this change in accounting to affected accounts for all periods presented. The $5 million fair value was recognized as a debt issuance cost and is being amortized to interest expense through the earliest put date of the related debt, October 2013 and October 2015 for Series A and Series B, respectively. As of December 31, 2010, approximately $2 million of net debt issuance costs remain outstanding related to the share lending arrangement and will continue to be amortized through the earliest put date of the related debt. We estimate that the $2 million value of the shares remaining outstanding under the share lending arrangement approximates their fair value as of December 31, 2010. As of December 31, 2010, there were approximately 18.0 million shares outstanding under the share lending arrangement. The fair value of similar common shares not subject to our share lending arrangement, based upon our closing stock price, was approximately $119 million.

In September 2009, the EITF reached final consensus on updates to the Codification’s Revenue Recognition rules, which change the accounting for certain revenue arrangements. The new requirements change the allocation methods used in determining how to account for multiple element arrangements and will result in the ability to separately account for more deliverables, and potentially less revenue deferrals. Additionally, this new accounting treatment will require enhanced disclosures in financial statements. The new rule is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010, on a prospective basis, with early application permitted. This new accounting treatment will impact any new contracts entered into by LiveTV, as well as any loyalty program or commercial partnership arrangements we may enter into or materially modify. We will apply these new provisions to any new contracts or modifications entered into subsequent to January 1, 2011.

Note 2—	Long-term Debt, Short-term Borrowings and Capital Lease Obligations

Long-term debt and capital lease obligations and the related weighted average interest rate at December 31, 2010 and 2009 consisted of the following (in millions):

	2010		2009

Secured Debt
Floating rate equipment notes, due through 2025 (1)	$696	2.5%	$697	2.4%
Floating rate enhanced equipment notes (2) (3)
Class G-1, due through 2016	234	2.9%	265	2.7%
Class G-2, due 2014 and 2016	373	1.9%	373	1.5%
Class B-1, due 2014	49	5.4%	49	4.6%
Fixed rate equipment notes, due through 2025	1,144	6.3%	1,163	6.3%
Fixed rate special facility bonds, due through 2036 (4)	84	6.0%	85	6.0%
UBS line of credit (5)	—		56

Unsecured Debt
6.75% convertible debentures due in 2039 (6)	201		201
3.75% convertible debentures due in 2035 (7)	—		154
5.5% convertible debentures due in 2038 (8)	123		123
3.5% convertible notes due in 2033	—		1

Capital Leases (9)	129	3.8%	137	3.8%

Total debt and capital lease obligations	3,033		3,304
Less: current maturities	(183)		(384)

Long-term debt and capital lease obligations	$2,850		$2,920

(1)	Interest rates adjust quarterly or semi-annually based on the London Interbank Offered Rate, or LIBOR, plus a margin.

(2)	In November 2006, we completed a public offering of $124 million of pass-through certificates to finance certain of our owned aircraft spare parts. Separate trusts were established for each class of these certificates. The entire principal amount of the Class G-1 and Class B-1 certificates is scheduled to be paid in a lump sum on the applicable maturity date. In April 2009, we entered into interest rate swap agreements that have effectively fixed the interest rate increases for the remaining term of half of the Class G-1 certificates and all of the Class B-1 certificates for the November 2006 offering. The swapped portion of the Class G-1 and Class B-1 certificates had a balance of $37 million and $49 million, respectively, at December 31, 2010, and the effective interest rates included in the above table. The interest rate for the remaining half of the Class G-1 certificates is based on three month LIBOR plus a margin. Interest is payable quarterly.

(3)	In November 2004 and March 2004, we completed public offerings of $498 million and $431 million, respectively, of pass-through certificates to finance the purchase of 28 new Airbus A320 aircraft delivered through 2005. Separate trusts were established for each class of these certificates. Quarterly principal payments are required on the Class G-1 certificates. The entire principal amount of the Class G-2 certificates is scheduled to be paid in a lump sum on the applicable maturity dates. In June and November 2008, we fully repaid the principal balances of the Class C certificates. In February 2008, we entered into interest rate swap agreements that have effectively fixed the interest rate for the remaining term of the Class G-1 certificates for the November 2004 offering. These certificates had a balance of $107 million at December 31, 2010 and an effective interest rate of 4.6%. In February 2009, we entered into interest rate swap agreements that have effectively fixed the interest rate for the remaining term of the Class G-2 certificates for the November 2004 offering. These certificates had a balance of $185 million at

December 31, 2010 and the effective interest rate is included in the above table. The interest rate for all other certificates is based on three month LIBOR plus a margin. Interest is payable quarterly.

(4)	In December 2006, the New York City Industrial Development Agency issued special facility revenue bonds for JFK and, in November 2005, the Greater Orlando Aviation Authority issued special purpose airport facilities revenue bonds, in each case for reimbursement to us for certain airport facility construction and other costs. We have recorded the issuance of $39 million (net of $1 million discount) and $45 million (net of $2 million discount), respectively, principal amount of these bonds as long-term debt on our consolidated balance sheet because we have issued a guarantee of the debt payments on the bonds. This fixed rate debt is secured by leasehold mortgages of our airport facilities.

(5)	In 2008, we entered into the UBS auction rate security loan program under a credit line agreement with UBS Securities LLC and UBS Financial Services Inc, or UBS, which provided us with a no net cost loan in the principal amount of $56 million. However, this credit line agreement called for all interest income earned on the ARS being held by UBS to be automatically transferred to UBS. This line of credit was secured by our ARS being held by UBS. The term of the credit line was through at least June 30, 2010 or when the underlying ARS were sold. In January 2010, the issuers redeemed at par $12 million of the ARS securing this line of credit and proceeds were applied directly to the outstanding loan balance. In March 2010, this line of credit was increased by approximately $20 million due to a lending increase from 75% to 100% of the mark to market value of the ARS. During 2010, all of the remaining ARS securing this line of credit were either sold back to UBS or redeemed by their issuers and the proceeds were used to terminate the line of credit.

(6)	On June 9, 2009, we completed a public offering of $115 million aggregate principal amount of 6.75% Series A convertible debentures due 2039, or the Series A 6.75% Debentures, and $86 million aggregate principal amount of 6.75% Series B convertible debentures due 2039, or the Series B 6.75% Debentures, and collectively with the Series A 6.75% Debentures, the 6.75% Debentures. The 6.75% Debentures are general obligations and rank equal in right of payment with all of our existing and future senior unsecured debt, effectively junior in right of payment to our existing and future secured debt, including our secured equipment debentures, to the extent of the value of the assets securing such debt, and senior in right of payment to any subordinated debt. In addition, the 6.75% Debentures are structurally subordinated to all existing and future liabilities of our subsidiaries. The net proceeds were approximately $197 million after deducting underwriting fees and other transaction related expenses. Interest on the 6.75% Debentures is payable semi-annually on April 15 and October 15. The first interest payment on the 6.75% Debentures was paid October 15, 2009.

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

(7)	In March 2005, we completed a public offering of $250 million aggregate principal amount of 3.75% convertible unsecured debentures due 2035, or 3.75% Debentures.

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

In March 2010, holders of these 3.75% Debentures required us to repurchase approximately $155 million aggregate principal amount of Debentures for cash on the first repurchase date at the repurchase price equal to 100% of their principal amount plus accrued and unpaid interest. In August 2010, we redeemed the remaining $1 million principal amount of the 3.75% Debentures at par, plus accrued interest.

Prior to the repurchase of these Debentures, we accounted for this convertible debt under the provisions of the Codification which applies to all convertible debt instruments that have a “net settlement feature”, which means instruments that by their terms may be settled either wholly or partially in cash upon conversion. Under these provisions, the liability and equity components of convertible debt instruments that may be settled wholly or partially in cash upon conversion must be accounted for separately in a manner reflective of their issuer’s nonconvertible debt borrowing rate. Since our 3.75% Debentures had an option to be settled in cash, they were within the scope of this accounting guidance.

Our effective borrowing rate for nonconvertible debt at the time of issuance of the 3.75% Debentures was estimated to be 9%, which resulted in $52 million of the $250 million aggregate principal amount of debentures issued, or $31 million after taxes, being attributed to equity. We amortized the debt discount through March 2010, the first repurchase date of the debentures. The principal amount, unamortized discount and net carrying amount of the debt and equity components are presented below (in millions):

As of
December 31,
2009

Principal amount	$156
Unamortized discount	(2)

Net carrying amount	$154

Additional paid-in capital, net	$29

Interest expense related to these debentures consisted of the following (in millions):

	2010	2009	2008

3.75% contractual rate	$1	$6	$9
Discount amortization	2	8	10

Total interest expense	$3	$14	$19

Effective interest rate	9%	9%	9%

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

We evaluated the various embedded derivatives within the supplemental indenture for bifurcation from the 5.5% Debentures under the applicable provisions of the Codification. Based upon our detailed assessment, we concluded these embedded derivatives were either (i) excluded from bifurcation as a result of being clearly and closely related to the 5.5% Debentures or are indexed to our common stock and would be classified in stockholders’ equity if freestanding or (ii) the fair value of the embedded derivatives was determined to be immaterial.

The net proceeds from our public offering of the 5.5% Debentures described above were used for the repurchase of substantially all of our $175 million principal amount of 3.5% convertible notes due 2033, issued in July 2003, which became subject to repurchase at the holders’ option on July 15, 2008.

During 2008, approximately $76 million principal amount of the 5.5% Debentures were voluntarily converted by holders. As a result, we issued 16.9 million shares of our common stock. Cash payments from the escrow accounts related to these conversions were $11 million and borrowed shares equivalent to the number of shares of our common stock issued upon these conversions were returned to us pursuant to the share lending agreement described above. During 2009, approximately $3 million principal amount of the 5.5% Debentures were voluntarily converted by holders into approximately 0.6 million shares of our common stock. The borrower returned 10.0 million shares to us in September 2009, almost all of which were voluntarily returned shares in excess of converted shares, pursuant to the share lending agreement. At December 31, 2010, the remaining principal balance was $123 million, which is currently convertible into

27.4 million shares of our common stock. At December 31, 2010, the amount remaining in the escrow accounts was $3 million, which is reflected as restricted cash on our consolidated balance sheets.

(9)	At December 31, 2010 and 2009, four capital leased Airbus A320 aircraft are included in property and equipment at a cost of $152 million with accumulated amortization of $18 million and $13 million, respectively. The future minimum lease payments under these noncancelable leases are $15 million in 2011, $14 million per year in each of 2012 through 2015 and $110 million in the years thereafter. Included in the future minimum lease payments is $53 million representing interest, resulting in a present value of capital leases of $128 million with a current portion of $7 million and a long-term portion of $121 million.

Maturities of long-term debt and capital leases, including the assumption that our convertible debt will be redeemed upon the first put date, for the next five years are as follows (in millions):

2011	$183
2012	185
2013	383
2014	603
2015	246

We had utilized a funding facility to finance aircraft predelivery deposits, which allowed for borrowings of up to $30 million. In October 2009, we fully repaid the $10 million balance and terminated the funding facility.

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

We do not have any financial covenants associated with our debt agreements other than certain collateral ratio requirements in our spare parts pass-through certificates and spare engine financing issued in November 2006 and December 2007, respectively. If we fail to maintain these collateral ratios, we are required to provide additional collateral or redeem some or all of the equipment notes so that the ratios return to compliance. During 2010, we posted $1 million in cash collateral in order to maintain the required ratios for the spare parts pass-through certificates.

Aircraft, engines, and other equipment and facilities having a net book value of $3.51 billion at December 31, 2010 were pledged as security under various loan agreements. Cash payments for interest related to debt and capital lease obligations, net of capitalized interest, aggregated $138 million, $143 million and $166 million in 2010, 2009 and 2008, respectively.

The carrying amounts and estimated fair values of our long-term debt at December 31, 2010 and 2009 were as follows (in millions):

	December 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Public Debt
Floating rate enhanced equipment notes
Class G-1, due through 2016	$234	$210	$265	$205
Class G-2, due 2014 and 2016	373	312	373	261
Class B-1, due 2014	49	46	49	35
Fixed rate special facility bonds, due through 2036	84	75	85	70
6.75% convertible debentures due in 2039	201	293	201	250
3.75% convertible debentures due in 2035	—	—	154	156
5.5% convertible debentures due in 2038	123	194	123	166
3.5% convertible notes due in 2033	—	—	1	1

Non-Public Debt
Floating rate equipment notes, due through 2020	696	654	697	592
Fixed rate equipment notes, due through 2024	1,144	1,132	1,163	985

Total	$2,904	$2,916	$3,111	$2,721

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

We have determined that each of the trusts related to our aircraft EETCs meet the definition of a variable interest entity as defined in the Consolidations topic of the Codification and must be considered for consolidation in our financial statements. Our assessment of the EETCs considers both quantitative and qualitative factors, including whether we have the power to direct the activities and to what extent we participate in the sharing of benefits and losses. We evaluated the purpose for which these trusts were established and nature of risks in each. These trusts were not designed to pass along variability to us. We concluded that we are not the primary beneficiary in these trusts due to our involvement in them being limited to principal and interest payments on the related notes and the variability created by credit risk related to us and the likelihood of our defaulting on the notes. Therefore, we have not consolidated these trusts in our financial statements.

Note 3—Operating Leases

We lease aircraft, as well as airport terminal space, other airport facilities, office space and other equipment, under leases which expire in various years through 2035. Total rental expense for all operating leases in 2010, 2009 and 2008 was $245 million, $236 million and $243 million, respectively. We have $31 million in assets that serve as collateral for letters of credit related to certain of our leases, which are included in restricted cash.

During 2010, we leased six used Airbus A320 aircraft from a third party. As of December 31, 2010, five of the six had been delivered and placed in service and the remaining aircraft was delivered in December 2010 and placed in service in January 2011. Operating leases were executed for each aircraft upon delivery for six year terms.

At December 31, 2010, 60 of the 160 aircraft we operated were leased under operating leases, with remaining lease term expiration dates ranging from 2011 to 2026. We had one additional aircraft under an operating lease at December 31, 2010, which was not yet placed in service. As of December 31, 2010, five of our aircraft lease terms were scheduled to expire within 18 months, including one EMBRAER 190 aircraft in 2011 and four Airbus A320 in 2012. Five of the 61 aircraft operating leases have variable rate rent payments based on LIBOR. Leases for 53 of our aircraft can generally be renewed at rates based on fair market value at the end of the lease term for one or two years. We have purchase options in 45 of our aircraft leases at the end of the lease term at fair market value and a one-time option during the term at fixed amounts that were expected to approximate fair market value at lease inception.

We executed a supplement to our Terminal 5 lease with the Port Authority of New York and New Jersey, or PANYNJ, which was effective in December 2010. Under this supplement, we will lease the 19.35 acre portion of JFK known as Terminal 6, which is adjacent to our current facility at Terminal 5. We are responsible for the demolishing, and related activities, of the existing Terminal 6 passenger terminal buildings, the costs of which will be reimbursed by the PANYNJ. We intend to use Terminal 6 primarily for maintaining, deicing, and parking aircraft during the term. As part of the lease supplement, we have committed to ground rental payments for Terminal 6 over the five year term, which are non-cancelable and included in the table below.

In March 2010, we announced we will be combining our Darien, CT and Forest Hills, NY corporate offices and relocating to a new corporate headquarters in Long Island City, NY. In September 2010, we executed a lease for our new corporate headquarters in Long Island City for a 12 year term. Rental payments begin in 2012 and are included in the table below.

Future minimum lease payments under noncancelable operating leases, including those described above, with initial or remaining terms in excess of one year at December 31, 2010, are as follows (in millions):

	Aircraft	Other	Total

2011	$160	$54	$214
2012	141	50	191
2013	119	45	164
2014	128	37	165
2015	137	33	170
Thereafter	473	378	851

Total minimum operating lease payments	$1,158	$597	$1,755

We have entered into sale-leaseback arrangements with a third party lender for 45 of our operating aircraft, including one executed in 2008, in which there were no material deferred gains recorded. The sale-leasebacks occurred simultaneously with the delivery of the related aircraft to us from their manufacturers. Each sale-leaseback transaction was structured with a separate trust set up by the third party lender, the assets of which consist of the one aircraft initially transferred to it following the sale by us and the subsequent lease arrangement with us. Because of their limited capitalization and the potential need for additional financial support, these trusts are variable interest entities as defined in the Consolidations topic of the Codification and must be considered for consolidation in our financial statements. Our assessment of each trust considers both quantitative and qualitative factors, including whether we have the power to direct the activities and to what extent we participate in the sharing of benefits and losses of the trusts. JetBlue does not retain any equity interests in any of these trusts and our obligations to them are limited to the fixed rental payments we are required to make to them, which were approximately $1.10 billion as of December 31, 2010 and are reflected in the future minimum lease payments in the table above. Our only interest in these entities are the purchase options to acquire the aircraft as specified above. Since there are no other arrangements (either implicit or explicit) between us and the individual trusts that would result in our absorbing additional variability from the trusts, we concluded that we are not the primary beneficiary of these trusts. We account for these leases as operating leases, following the appropriate lease guidance as required by the Leases topic in the Codification.

Operating Leases as Lessor:  In 2008, we leased two of our owned EMBRAER 190 aircraft, each with a lease term of 12 years. The net book value of these two aircraft was approximately $48 million and $50 million as of December 31, 2010 and 2009, respectively, and is included in other assets on our consolidated balance sheet. Under the terms of these leases, we recorded approximately $6 million, $6 million, and $2 million in rental income during 2010, 2009 and 2008, respectively. Future lease payments due to us under these leases are approximately $6 million per year through 2020.

Note 4—	JFK Terminal 5

In October 2008, we began operating out of our new Terminal 5 at JFK, or Terminal 5. The construction and operation of this facility is governed by various lease agreements with the PANYNJ. Under the terms of the facility lease agreement, we were responsible for the construction of a 635,000 square foot 26-gate terminal, a parking garage, roadways and an AirTrain Connector, all of which are owned by the PANYNJ and which are collectively referred to as the Project. We are responsible for various payments under the lease, including ground rents for the new terminal site which began on lease execution in 2005 and are reflected in the future minimum lease payments table in Note 3, and facility rents which commenced in 2008 when we took beneficial occupancy of Terminal 5, and are included below. The facility rents are based on the number of passengers enplaned out of the new terminal, subject to annual minimums. The lease terms end in 2038 and we have a one-time early termination option in 2033.

We are considered the owner of the Project for financial reporting purposes only and have been required to reflect an asset and liability for the Project on our consolidated balance sheets since construction commenced in 2005. Since certain elements of the Project, including the parking garage and AirTrain Connector, are not subject to the underlying ground lease, following their delivery to and acceptance by the PANYNJ in October 2008, we removed them from our consolidated balance sheets. Our continuing involvement in the remainder of the Project precludes us from sale and leaseback accounting; therefore the cost of these elements of the Project and the related liability will remain on our consolidated balance sheets and be accounted for as a financing.

Through December 31, 2010, total costs incurred for the elements of the Project which are subject to the underlying ground lease were $636 million, $558 million of which is reflected as Assets Constructed for Others and $78 million of which are leasehold improvements included in ground property and equipment in our consolidated balance sheets. These amounts reflect a non-cash $133 million reduction in 2008 for costs incurred for the elements that were not subject to the underlying ground lease. Assets Constructed for Others are being amortized over the shorter of the 25 year non-cancelable lease term or their economic life. We recorded $22 million, $21 million and $5 million in amortization expense during 2010, 2009 and 2008, respectively.

The PANYNJ has reimbursed us for the amounts currently included in Assets Constructed for Others, exclusive of capitalized interest of $68 million. These reimbursements and the capitalized interest are reflected as Construction Obligation in our consolidated balance sheets. As facility rents are paid, they are treated as debt service on the Construction Obligation, with the portion not relating to interest reducing the principal balance. Minimum estimated facility payments, including escalations, associated with the facility lease are estimated to be $38 million in 2011, $39 million in 2012, $40 million in each of 2013 through 2015 and $737 million thereafter. The portion of these scheduled payments serving to reduce the principal balance of the Construction Obligation is $10 million in 2011, $12 million in 2012, $13 million in 2013, $14 million in 2014 and $14 million in 2015. Payments could exceed these amounts depending on future enplanement levels at JFK. Scheduled facility payments representative of interest totaled $27 million, $32 million and $6 million in 2010, 2009 and 2008, respectively.

We have subleased a portion of Terminal 5, primarily space for concessionaires. Minimum lease payments due to us are subject to various escalation amounts through 2019 and also include a percentage of gross receipts, which may vary from month to month. Future minimum lease payments due to us are estimated to be $10 million per year over each of the next five years.

Note 5—	Stockholders’ Equity

In May 2010, at our annual meeting of stockholders, shareholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the Company’s authorized capital from 500 million common shares to 900 million common shares. Our authorized shares of capital stock also consist of 25 million shares of preferred stock. The holders of our common stock are entitled to one vote per share on all matters which require a vote by the Company’s stockholders as set forth in our Amended and Restated Certificate of Incorporation and Bylaws.

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

As of December 31, 2010, we had a total of 186.9 million shares of our common stock reserved for issuance related to our CSPP, our 2002 Plan, our convertible debt, and our share lending facility. As of December 31, 2010, we had a total of 27.6 million shares of treasury stock, almost all of which resulted from the return of borrowed shares under our share lending agreement. Refer to Note 2 for further details on the share lending agreement and Note 7 for further details on our share-based compensation.

Note 6—	Earnings (Loss) Per Share

The following table shows how we computed basic and diluted earnings (loss) per common share for the years ended December 31 (dollars in millions; share data in thousands):

	2010	2009	2008

Numerator:
Net income (loss)	$97	$61	$(84)
Effect of dilutive securities:
Interest on convertible debt, net of income taxes and discretionary profit sharing	11	9	—

Net income (loss) applicable to common stockholders after assumed conversion for diluted earnings per share	$108	$70	$(84)

Denominator:
Weighted-average shares outstanding for basic earnings (loss) per share	275,364	260,486	226,262
Effect of dilutive securities:
Employee stock options	2,611	2,972	—
Convertible debt	68,605	68,605	—

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	346,580	332,063	226,262

Shares excluded from EPS calculation (in millions):
Shares issuable upon conversion of our convertible debt since assumed conversion would be antidilutive	—	9.2	38.3
Shares issuable upon exercise of outstanding stock options since assumed exercise would be antidilutive	24.0	23.9	27.2

As of December 31, 2010, a total of approximately 18.0 million shares of our common stock, which were lent to our share borrower pursuant to the terms of our share lending agreement as described in Note 2, were issued and are outstanding for corporate law purposes. Holders of the borrowed shares have all the rights of a holder of our common stock. However, because the share borrower must return all borrowed shares to us (or identical shares or, in certain circumstances of default by the counterparty, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings (loss) per share.

Note 7—	Share-Based Compensation

Fair Value Assumptions:  We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards in accordance with the Compensation-Stock Compensation topic of the Codification, for issuances under our CSPP and stock options under our 2002 Plan. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. We have reviewed our historical pattern of option exercises under our 2002 Plan, and have determined that meaningful differences in option exercise activity existed among employee job categories. Therefore, for all stock options granted after January 1, 2006, we have categorized these awards into three groups of employees for valuation purposes. We have determined there were no meaningful differences in employee activity under our CSPP due to the broad-based nature of the plan.

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

Additionally, the Compensation topic of the Codification requires us to estimate pre-vesting forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We record stock-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical pre-vesting forfeiture data.

The following table shows our assumptions used to compute the stock-based compensation expense for stock option grants for the year ended December 31, 2008. We did not grant any stock options in 2009 or 2010.

2008

Expected term (years)	6.0
Volatility	47.7%
Risk-free interest rate	3.0%
Weighted average fair value of stock options	$3.45

Unrecognized stock-based compensation expense was approximately $14 million as of December 31, 2010, relating to a total of 3.7 million unvested restricted stock units and 1.1 million unvested stock options under our 2002 Plan. We expect to recognize this stock-based compensation expense over a weighted average period of approximately two years. The total fair value of stock options vested during the year was approximately $9 million in each of the years ended December 31, 2010, 2009 and 2008.

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

During 2007, we began issuing restricted stock units under the 2002 Plan. These awards vest in annual installments over three years or could be accelerated upon the occurrence of a change in control as defined in the 2002 Plan. Our policy is to grant restricted stock units based on the market price of the underlying common stock on the date of grant.

The following is a summary of restricted stock unit activity for the year ended December 31:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Nonvested at beginning of year	3,310,374	$5.13	1,735,671	$6.22	71,418	$10.42
Granted	2,086,973	5.36	2,294,240	4.61	1,799,849	6.12
Vested	(1,262,459)	5.32	(595,105)	6.28	(23,805)	10.42
Forfeited	(453,875)	5.21	(124,432)	5.36	(111,791)	6.35

Nonvested at end of year	3,681,013	$5.18	3,310,374	$5.13	1,735,671	$6.22

The total intrinsic value, determined as of the date of vesting, of restricted stock units vested and converted to shares of common stock during the twelve months ended December 31, 2010 and 2009 was $7 million and $3 million, respectively.

During 2008, we also began issuing deferred stock units under the 2002 Plan. These awards vest immediately upon being granted to members of the Board of Directors and shares are issued six months and one day following the Director’s departure from the Board. During the year ended December 31, 2010, we granted 51,975 deferred stock units at a weighted average grant date fair value of $6.06, all of which remain outstanding at December 31, 2010.

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

The following is a summary of stock option activity for the years ended December 31:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	25,592,883	$12.88	27,242,115	$12.47	29,731,932	$12.30
Granted	—	—	—	—	54,000	7.03
Exercised	(1,158,187)	1.61	(960,626)	0.78	(718,226)	1.12
Forfeited	(27,605)	11.32	(93,062)	11.00	(461,316)	11.79
Expired	(806,597)	13.40	(595,544)	13.99	(1,364,275)	14.62

Outstanding at end of year	23,600,494	13.42	25,592,883	12.88	27,242,115	12.47

Vested at end of year	22,504,450	13.47	23,101,559	12.86	22,464,451	12.38
Available for future grants (1)	39,997,981		29,189,222		19,867,014

(1)	On January 1, 2011, the number of shares reserved for issuance was increased by 11,787,492 shares.

The following is a summary of outstanding stock options at December 31, 2010:

	Options Outstanding				Options Vested and Exercisable
		Weighted				Weighted
		Average	Weighted	Aggregate		Average	Weighted	Aggregate
		Remaining	Average	Intrinsic		Remaining	Average	Intrinsic
Range of		Contractual	Exercise	Value		Contractual	Exercise	Value
exercise prices	Shares	Life (years)	Price	(millions)	Shares	Life (years)	Price	(millions)

$0.33 to $4.00	1,471,926	0.8	$2.76	$6	1,471,926	0.8	$2.76	$6
$7.03 to $29.71	22,128,568	3.6	14.13	—	21,032,524	3.5	14.22	—

	23,600,494	3.4	13.42	$6	22,504,450	3.3	13.47	$6

The total intrinsic value, determined as of the date of exercise, of options exercised during the twelve months ended December 31, 2010, 2009 and 2008 was $5 million, $4 million and $3 million, respectively. We received $2 million, $1 million and $1 million in cash from option exercises for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The following is a summary of CSPP share reserve activity for the years ended December 31:

	2010		2009		2008
		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average

Available for future purchases, beginning of year	22,169,558		23,550,382		20,076,845
Shares reserved for issuance	—		—		5,447,803
Common stock purchased	(1,245,599)	$5.96	(1,380,824)	$4.82	(1,974,266)	$4.65

Available for future purchases, end of year	20,923,959		22,169,558		23,550,382

The compensation topic of the Codification requires that deferred taxes be recognized on temporary differences that arise with respect to stock-based compensation attributable to nonqualified stock options and awards. However, no tax benefit is recognized for stock-based compensation attributable to incentive stock options (ISO) or CSPP shares until there is a disqualifying disposition, if any, for income tax purposes. A portion of our stock-based compensation is attributable to ISO and CSPP shares; therefore, our effective tax rate is subject to fluctuation.

LiveTV Management Incentive Plan.  In April 2009, our Board of Directors approved the LiveTV Management Incentive Plan, or MIP, an equity based incentive plan for certain members of leadership at our wholly-owned subsidiary, LiveTV. Notional equity units are available under the MIP, representing up to 12% of the notional equity interest of LiveTV, with the award value based on the increase in the value of the LiveTV entity over time subject to certain adjustments. Awards are payable in cash upon the achievement of certain events, or in February 2013, whichever is first. Compensation cost will be recorded ratably over the service period ending in 2012. As of December 31, 2010, we have recorded approximately $2 million as a liability related to the outstanding awards we expect to ultimately vest, including an estimate for pre-vesting forfeitures. During 2010, approximately $2 million of previously accrued awards under the MIP were settled in cash.

Note 8—	LiveTV

Purchased technology, which is an intangible asset related to our September 2002 acquisition of the membership interests of LiveTV, was being amortized over seven years based on the average number of aircraft expected to be in service as of the date of acquisition. Purchased technology became fully amortized in 2009.

Through December 31, 2010, LiveTV had installed in-flight entertainment systems for other airlines on 518 aircraft and had firm commitments for installations on 143 additional aircraft scheduled to be installed through 2014, with options for 91 additional installations through 2014. Revenues in 2010, 2009 and 2008 were $72 million, $65 million and $58 million, respectively. Deferred profit on hardware sales and advance deposits for future hardware sales are included in long term liabilities in our consolidated balance sheets and was $35 million and $29 million at December 31, 2010 and 2009, respectively. Deferred profit to be recognized on installations completed through December 31, 2010 will be approximately $3 million per year from 2011 through 2013, $2 million per year in 2014 and 2015 and $9 million thereafter. The net book value of equipment installed for other airlines was approximately $114 million and $64 million as of December 31, 2010 and 2009, respectively.

Note 9—	Income Taxes

The provision (benefit) for income taxes consisted of the following for the years ended December 31 (in millions):

	2010	2009	2008

Deferred:
Federal	$55	$35	$(6)
State	7	7	—

Deferred income tax expense (benefit)	$62	$42	$(6)
Current income tax expense	2	1	1

Total income tax expense (benefit)	$64	$43	$(5)

The effective tax rate on income (loss) before income taxes differed from the federal income tax statutory rate for the years ended December 31 for the following reasons (in millions):

	2010	2009	2008

Income tax expense (benefit) at statutory rate	$57	$36	$(31)
Increase (decrease) resulting from:
State income tax, net of federal benefit	6	4	(4)
Non-deductible meals	2	2	1
Non-deductible costs	—	—	4
Valuation allowance	(2)	(1)	23
Other, net	1	2	2

Total income tax expense (benefit)	$64	$43	$(5)

There were cash payments for income taxes of $1 million in 2010 and none in 2009 or 2008.

The net deferred taxes below include a current net deferred tax asset of $89 million and a long-term net deferred tax liability of $327 million at December 31, 2010, and a current net deferred tax asset of $74 million and a long-term net deferred tax liability of $259 million at December 31, 2009.

The components of our deferred tax assets and liabilities as of December 31 are as follows (in millions):

	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$186	$203
Employee benefits	35	26
Deferred revenue/gains	86	82
Derivative instruments	6	4
Investment securities	—	15
Capital loss carryforwards	20	5
Other	26	21
Valuation allowance	(21)	(25)

Deferred tax assets	338	331
Deferred tax liabilities:
Accelerated depreciation	(576)	(512)
Derivative instruments	—	(4)

Deferred tax liabilities	(576)	(516)

Net deferred tax liability	$(238)	$(185)

At December 31, 2010, we had U.S. Federal regular and alternative minimum tax net operating loss (“NOL”) carryforwards of $519 million and $484 million, respectively, which begin to expire in 2023. In addition, at December 31, 2010, we had deferred tax assets associated with state NOL and credit carryforwards of $17 million and $3 million, respectively. The state NOLs begin to expire in 2011, while the credits carryforward indefinitely. Our NOL carryforwards at December 31, 2010 include an unrecorded benefit of approximately $9 million related to stock-based compensation that will be recorded in equity when, and to the extent, realized. Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to use its NOL carryforwards if it experiences an “ownership change.” As of December 31, 2010, our valuation allowance did not include any amounts attributable to this limitation; however, if an “ownership change” were to occur in the future, the ability to use our NOLs could be limited.

In evaluating the realizability of the deferred tax assets, management assesses whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. Management considers, among other things, the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which the related temporary differences will become deductible. At December 31, 2010, we provided a $21 million valuation allowance to reduce the deferred tax assets to an amount that we consider is more likely than not to be realized. Our valuation allowance at December 31, 2010 includes $20 million related to a capital loss carryforward which expires in 2015 and 2016.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follow (in millions):

Unrecognized tax benefits December 31, 2007	$2
Increases for tax positions taken during the period	6

Unrecognized tax benefits December 31, 2008	$8
Increases for tax positions taken during the period	1

Unrecognized tax benefits December 31, 2009	$9
Increases for tax positions taken during the period	2
Unrecognized tax benefits December 31, 2010	$11

Interest and penalties accrued on unrecognized tax benefits were not significant. If recognized, $9 million of the unrecognized tax benefits at December 31, 2010 would impact our effective tax rate. We do not expect any significant change in the amount of the unrecognized tax benefits within the next twelve months. As a result of NOLs and statute of limitations in our major tax jurisdictions, years 2000 through 2009 remain subject to examination by the relevant tax authorities.

Note 10—	Employee Retirement Plan

We sponsor a retirement savings 401(k) defined contribution plan, or the Plan, covering all of our employees. In 2010, we matched 100% of our employee contributions up to 5% of their compensation in cash, which vests over five years of service measured from an employees hire date. Participants are immediately vested in their voluntary contributions.

Another component of the Plan is a profit sharing contribution. In 2007, we amended the Plan to provide for a Company discretionary contribution of at least 5% of eligible non-management employee compensation. These contributions vest 100% after three years of service measured from an employees hire date. Our total contributions expensed for the Plan in 2010, 2009 and 2008 were $55 million, $48 million and $43 million, respectively. Profit sharing amounts exceeding the minimum contribution per the Plan may be paid to employees in cash. In 2010, the profit sharing contribution slightly exceeded the 5% of eligible employee compensation, and we plan to allow employees to elect whether they want to receive the amount exceeding the 5% as a cash payment or as an additional contribution to their 401(k) account.

Note 11—	Commitments

As of December 31, 2010, our firm aircraft orders consisted of 55 Airbus A320 aircraft, 54 EMBRAER 190 aircraft and 14 spare engines scheduled for delivery through 2018. We have the right to cancel three firm EMBRAER 190 deliveries in 2012 or later, provided no more than two deliveries are canceled in any one year. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $375 million in 2011, $475 million in 2012, $585 million in 2013, $805 million in 2014, $925 million in 2015, and $1.20 billion thereafter. In February 2010, we amended our Airbus A320 purchase agreement, deferring six aircraft previously scheduled for delivery in 2011 and 2012 to 2015. This amendment had the effect of reducing our 2010 capital expenditures by $40 million in related predelivery deposits, which will be required in future periods. In August 2010, we cancelled the orders for two EMBRAER 190 aircraft previously scheduled for delivery in 2012. In October 2010, we further amended our Airbus A320 purchase agreement, deferring delivery of 10 aircraft previously scheduled for delivery in 2012 and 2013 to 2016 for a rescheduling fee of $5 million, which was paid and expensed upon execution of the amendment.

We have options to purchase eight Airbus A320 aircraft for delivery from 2014 through 2015 and 65 EMBRAER 190 aircraft for delivery from 2012 through 2018. We are scheduled to receive four new Airbus A320 and five new EMBRAER 190 aircraft in 2011. We have received committed debt financing for the nine aircraft scheduled for delivery in 2011.

We utilize several credit card processors to process our ticket sales. Our agreements with these processors do not contain covenants, but do generally allow the processor to withhold cash reserves to protect the processor for potential liability for tickets purchased, but not yet used for travel. We have not historically had cash reserves withheld; however, in June 2008 we issued a $55 million letter of credit, collateralized by cash, to one of our processors. This letter of credit established for our primary credit card processor in 2008 was eliminated as of December 31, 2009. As of December 31, 2010, we had approximately $19 million pledged related to our workers compensation insurance policies and other business partner agreements, which will expire according to the terms of the related policies or agreements. While we currently do have any collateral requirements related to our credit card processors, we may be required to issue additional collateral to our credit card processors, or other key vendors, in the future.

Our commitments also include those of LiveTV, which has several noncancelable long-term purchase agreements with its suppliers to provide equipment to be installed on its customers’ aircraft, including JetBlue’s aircraft. At December 31, 2010, committed expenditures to these suppliers were approximately $15 million in 2011, $8 million in 2012 and $4 million in 2013.

We enter into individual employment agreements with each of our FAA-licensed employees, which include pilots, dispatchers and technicians. Each employment agreement is for a term of five years and automatically renews for an additional five-year term unless either the employee or we elect not to renew it by giving at least 90 days notice before the end of the relevant term. Pursuant to these agreements, these employees can only be terminated for cause. In the event of a downturn in our business that would require a reduction in work hours, we are obligated to pay these employees a guaranteed level of income and to continue their benefits if they do not obtain other aviation employment. None of our employees are covered by collective bargaining agreements.

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

Under certain of our LiveTV third party agreements, as well as our aircraft operating lease agreements, we are required to restore certain property or equipment to its original form upon expiration of the related agreement. We have recorded the estimated fair value of these retirement obligations, which was not significant as of December 31, 2010, but may increase over time.

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

In December 2009, the DOT issued a series of passenger protection rules which, among other things, impose tarmac delay limits for U.S. airline domestic flights. The rules became effective in April 2010, and require U.S. airlines to allow passengers to deplane after three hours on the tarmac, with certain safety and security exceptions. Violators can face fines up to a maximum of $27,500 per passenger. The new rules also introduce requirements to disclose on-time performance and delay statistics for certain flights. These new rules may have adverse consequences on our business and our results of operations.

We are unable to estimate the potential amount of future payments under the foregoing indemnities and agreements.

Note 13—	Financial Derivative Instruments and Risk Management

As part of our risk management strategy, we periodically purchase crude or heating oil option contracts or swap agreements to manage our exposure to the effect of changes in the price and availability of aircraft fuel. Prices for these commodities are normally highly correlated to aircraft fuel, making derivatives of them effective at providing short-term protection against sharp increases in average fuel prices. We also periodically enter into jet fuel swaps, as well as basis swaps for the differential between heating oil and jet fuel, to further limit the variability in fuel prices at various locations. To manage the variability of the cash flows associated with our variable rate debt, we have also entered into interest rate swaps. We do not hold or issue any derivative financial instruments for trading purposes.

Aircraft fuel derivatives:  We attempt to obtain cash flow hedge accounting treatment for each aircraft fuel derivative that we enter into. This treatment is provided for under the Derivatives and Hedging topic of the Codification, which allows for gains and losses on the effective portion of qualifying hedges to be deferred until the underlying planned jet fuel consumption occurs, rather than recognizing the gains and losses on these instruments into earnings for each period they are outstanding. The effective portion of realized aircraft fuel hedging derivative gains and losses is recognized in fuel expense. Ineffectiveness results, in certain circumstances, when the change in the total fair value of the derivative instrument differs from the change in the value of our expected future cash outlays for the purchase of aircraft fuel and is recognized in interest income and other immediately. Likewise, if a hedge does not qualify for hedge accounting, the periodic changes in its fair value are recognized in interest income and other in the period of the change. When aircraft fuel is consumed and the related derivative contract settles, any gain or loss previously recorded in other comprehensive income is recognized in aircraft fuel expense. All cash flows related to our fuel hedging derivatives are classified as operating cash flows.

During the fourth quarter of 2008, we temporarily suspended our fuel hedge program due to the rapid decline in oil prices and the related collateral posting requirements with our counterparties. During the second quarter of 2009, we began to rebuild our fuel hedge portfolio taking into account the extreme volatility of oil prices and the related possible impact on liquidity. Our current approach to fuel hedging is to enter into hedges on a discretionary basis without a specific target of hedge percentage needs in order to mitigate the liquidity issues and cap fuel prices, when possible.

The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of December 31, 2010, related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

	Crude oil cap	Crude oil	Heating oil	Jet fuel swap
	agreements	collars	collars	agreements	Total

First Quarter 2011	18%	11%	5%	3%	37%
Second Quarter 2011	21	10	—	2	33%
Third Quarter 2011	18	9	—	—	27%
Fourth Quarter 2011	7	9	—	—	16%
First Quarter 2012	3	5	—	—	8%
Second Quarter 2012	2	5	—	—	7%
Third Quarter 2012	—	4	—	—	4%
Fourth Quarter 2012	—	4	—	—	4%

In January 2011, we entered into additional crude collar transactions representing an additional 5%, 4%, and 5% of our forecasted consumption in the second, third, and fourth quarter of 2011, respectively.

During 2010, we also entered into basis swaps and certain jet fuel swap agreements, which we did not designate as cash flow hedges for accounting purposes and as a result we mark to market in earnings each period based on their current fair value.

Interest rate swaps:  The interest rate swap agreements we had outstanding as of December 31, 2010 effectively swap floating rate debt for fixed rate debt, taking advantage of lower borrowing rates in existence at the time of the hedge transaction as compared to the date our original debt instruments were executed. As of December 31, 2010, we had $379 million in notional debt outstanding related to these swaps, which cover certain interest payments through August 2016. The notional amount decreases over time to match scheduled repayments of the related debt. Refer to Note 2 for information on the debt outstanding related to these swap agreements.

All of our outstanding interest rate swap contracts qualify as cash flow hedges in accordance with the Derivatives and Hedging topic of the Codification. Since all of the critical terms of our swap agreements match the debt to which they pertain, there was no ineffectiveness relating to these interest rate swaps in 2010, 2009 or 2008, and all related unrealized losses were deferred in accumulated other comprehensive income. We recognized approximately $8 million, $5 million and $1 million in additional interest expense as the related interest payments were made during 2010, 2009 and 2008, respectively.

Any outstanding derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements, but we do not expect that any of our five counterparties will fail to meet their obligations. The amount of such credit exposure is generally the fair value of our outstanding contracts. To manage credit risks, we select counterparties based on credit assessments, limit our overall exposure to any single counterparty and monitor the market position of each counterparty. All of our agreements require cash deposits if market risk exposure exceeds a specified threshold amount.

The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts. Our policy is to offset the liabilities represented by these contracts with any cash collateral paid to the counterparties. We did not have any collateral posted related to our outstanding fuel hedge contracts at December 31, 2010 or December 31, 2009. We had $30 million and $17 million posted in collateral related to our interest rate derivatives which offset the hedge liability in other current liabilities at December 31, 2010 and 2009, respectively.

The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements. All of our outstanding contracts at December 31, 2010 were designated as cash flow hedges. The fair value of those contracts not designated as cash flow hedges was not material at December 31, 2009 (dollar amounts in millions).

	As of December 31,
	2010	2009

Fuel derivatives
Asset fair value recorded in prepaid expenses and other	$19	$25
Asset fair value recorded in other long term assets	4	3
Longest remaining term (months)	24	18
Hedged volume (barrels, in thousands)	4,290	5,070
Estimated amount of existing gains (losses) expected to be reclassified into earnings in the next 12 months	3	12
Interest rate derivatives
Liability fair value recorded in other long term liabilities (1)	23	10
Estimated amount of existing gains (losses) expected to be reclassified into earnings in the next 12 months	(10)	(8)

	2010	2009	2008

Fuel derivatives
Hedge effectiveness gains (losses) recognized in aircraft
fuel expense	$(3)	$(120)	$48
Hedge ineffectiveness gains (losses) recognized in other income (expense)	(2)	1	—
Gains (losses) of derivatives not qualifying for hedge accounting recognized in other income (expense)	—	(1)	4
Hedge gains (losses) of derivatives recognized in comprehensive income, (see Note 15)	11	17	(104)
Percentage of actual consumption economically hedged	51%	23%	38%
Interest rate derivatives
Hedge gains (losses) of derivatives recognized in comprehensive income, (see Note 15)	(21)	(5)	(10)

(1)	Gross liability, prior to impact of collateral posted.

Note 14—	Fair Value

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy (as described in Note 1) (in millions). Refer to Note 2 for fair value information related to our outstanding debt obligations as of December 31, 2010 and 2009.

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total

Assets
Cash and cash equivalents	$399	$—	$—	$399
Restricted cash	59	—	—	59
Available-for-sale investment securities	154	—	—	154
Aircraft fuel derivatives	—	23	—	23

	$612	$23	$—	$635

Liabilities
Interest rate swap	$—	$—	$23	$23

	$—	$—	$23	$23

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total

Assets
Cash and cash equivalents	$902	$—	$—	$902
Restricted cash	71	—	—	71
Investment securities
Auction rate securities (ARS)	—	—	74	74
Available-for-sale securities	150	—	—	150
Put option related to ARS	—	—	11	11
Aircraft fuel derivatives	—	28	—	28

	$1,123	$28	$85	$1,236

Liabilities
Interest rate swap	$—	$—	$10	$10

	$—	$—	$10	$10

The following table reflects the activity for the major classes of our assets and liabilities measured at fair value on a recurring basis using level 3 inputs (in millions) for the twelve months ended December 31, 2009 and 2010:

	Auction Rate	Put Option	Interest Rate
	Securities	related to ARS	Swaps	Total

Balance as of December 31, 2008	$244	$14	$(10)	$248
Total gains or (losses), realized or unrealized
Included in earnings	4	(3)	(5)	(4)
Included in comprehensive income	—	—	5	5
Purchases, issuances and settlements, net	(174)	—	—	(174)

Balance as of December 31, 2009	$74	$11	$(10)	$75
Total gains or (losses), realized or unrealized
Included in earnings	11	(11)	8	8
Included in comprehensive income	—	—	(21)	(21)
Purchases, issuances and settlements, net	(85)	—	—	(85)

Balance as of December 31, 2010	$—	$—	$(23)	$(23)

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

We maintain cash and cash equivalents with various high quality financial institutions or in short-term duration high quality debt securities. Investments in highly liquid debt securities are stated at fair value. The majority of our receivables result from the sale of tickets to individuals, mostly through the use of major credit cards. These receivables are short-term, generally being settled shortly after the sale. The carrying values of all other financial instruments approximated their fair values at December 31, 2010 and 2009.

Available-for-sale investment securities:  During 2009, we purchased asset backed securities, which were considered variable rate demand notes with contractual maturities generally greater than ten years with interest reset dates often every 30 days or less. Also included in our available-for-sale investment securities are certificate of deposits placed through an account registry service, or CDARS, and commercial paper with original maturities greater than 90 days but less than one year. The fair values of these investments are based on observable market data. We did not record any significant gains or losses on these securities during the twelve months ended December 31, 2010.

Auction rate securities:  ARS are long-term debt securities for which interest rates reset regularly at pre-determined intervals, typically 28 days, through an auction process. We held ARS, with a total par value of $85 million as of December 31, 2009. Beginning in February 2008, all of the ARS then held by us experienced failed auctions which resulted in our continuing to hold these securities beyond the initial auction reset periods. With auctions continuing to fail through the end of 2008, we classified all of our ARS then held as long term trading securities as of December 31, 2008, since maturities of underlying debt securities range from 20 to 40 years. Our classification as trading securities is based on our intent to trade the securities when market opportunities arise in order to increase our liquid investments due to the current economic uncertainty. The estimated fair value of these securities beginning in 2008 no longer approximated par value and was estimated through discounted cash flows, a level 3 input. Our discounted cash flow analysis considered, among other things, the quality of the underlying collateral, the credit rating of the issuers, an estimate of when these securities are either expected to have a successful auction or otherwise return to par value, the expected interest income to be received over this period, and the estimated required rate of return for investors. Because of the inherent subjectivity in valuing these securities, we also considered independent valuations obtained for each of our ARS in estimating their fair values as of December 31, 2009.

All of our ARS were collateralized by student loan portfolios (substantially all of which were guaranteed by the United States Government), and had either a AAA or A rating. Despite the quality of the underlying collateral, the market for ARS and other securities diminished due to the lack of liquidity experienced in the market since early 2008 which continued for some time. Through September 30, 2008, we had experienced a $13 million decline in fair value, which we had classified as temporary and reflected as an unrealized loss in other comprehensive income. Through the fourth quarter of 2008, however, the lack of liquidity in the capital markets not only continued, but deteriorated further, resulting in the decline in fair value totaling $67 million at December 31, 2008. This decline in fair value was also deemed to be other than temporary due to the continued auction failures and expected lack of liquidity in the capital markets continuing into the foreseeable future, which resulted in a valuation loss being recorded in other income (expense). In February 2009, we sold certain ARS for $29 million, an amount which approximated their fair value as of December 31, 2008. The proceeds from these sales were used to reduce our $110 million line of credit then outstanding. In August 2009, we sold certain ARS for $25 million, an amount which approximated their fair value at that time. In October 2009, we entered into an agreement with Citigroup Global Markets, Inc., under which they agreed to purchase $158 million par value of the remaining ARS we held which were brokered by them. The $120 million in cash proceeds from these sales did not result in significant gains or losses. In conjunction with this transaction, we terminated the line of credit we had with Citigroup.

During 2008, following investigations by various regulatory agencies of the banks and broker-dealers that sold ARS, UBS, one of the two broker-dealers from which we purchased ARS, subsequently reached a settlement. As a result of our participation in this settlement agreement, UBS was required to repurchase from us at par ARS brokered by them, which had a par value of $85 million at December 31, 2009. In July 2010, all outstanding ARS were repurchased at par by UBS in accordance with this settlement agreement. The proceeds were used to terminate the outstanding balance on the line of credit with UBS. As a result, we no longer hold any trading securities as of December 31, 2010. Refer to Note 2 for further details on our participation in UBS’s auction rate security program.

Put option related to ARS:  We elected to apply the fair value option under the Financial Instruments topic of the Codification, to UBS’s agreement to repurchase, at par, ARS brokered by them as described above. We did so in order to closely conform to our treatment of the underlying ARS. At December 31, 2009, the $11 million fair value of this put option was included in other current assets in our consolidated balance sheets. The resultant loss of $3 million and gain of $14 million for 2009 and 2008, respectively, offset the related ARS holding gains or losses included in other income (expense). The fair value of the put was determined by comparing the fair value of the related ARS, as described above, to their par values and also considers the credit risk associated with UBS. The fair value of the put option was based on unobservable inputs and was therefore classified as level 3 in the hierarchy. The put option was terminated concurrent with the sale of the underlying investments in July 2010.

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

Spectrum license:  In 2006, LiveTV acquired an air-to-ground spectrum license in a public auction from the Federal Communications Commission for approximately $7 million. Since its acquisition, the license has been treated as an indefinite lived intangible asset, reflected in other long term assets in our consolidated balance sheets. In late 2007, we unveiled BetaBlue, an Airbus A320 aircraft, which utilized the acquired spectrum in delivering email and internet capabilities to our customers. Since 2007, LiveTV continued to develop this technology, with the intent of making it available on all of our aircraft. However, with the introduction of similar service by competitors, we re-evaluated the long term viability of our planned offering and during 2010, ceased further development of the air-to-ground platform. In September 2010, we announced plans to develop broadband capability, partnering withViaSat and utilizing their advanced satellite technologies. As a result of the change in plans, we evaluated the spectrum license for impairment, which resulted in a loss of approximately $5 million being recorded in other operating expenses during 2010. We determined the $2 million fair value of the spectrum license at December 31, 2010 using a probability weighted cash flow model, which included an income approach for the cash flows associated with the current general aviation business as well as a market approach based on an independent valuation. Since these inputs are not observable, they are classified as level 3 inputs in the hierarchy.

Note 15—	Comprehensive Income (Loss)

Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting. The differences between net income (loss) and comprehensive income (loss) for the years ended December 31, are as follows (in millions):

	2010	2009	2008

Net income (loss)	$97	$61	$(84)
Gain (loss) on derivative instruments (net of $7, $54, and $68 of taxes)	(11)	85	(103)

Total other comprehensive income (loss)	(11)	85	(103)

Comprehensive income (loss)	$86	$146	$(187)

A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the years ended December 31, 2008, 2009, and 2010 is as follows (in millions):

	Aircraft Fuel	Interest Rate	Investment
	Derivatives	Swaps	Securities	Total

Beginning accumulated gains (losses), at December 31, 2007	$19	$—	$—	$19
Reclassifications into earnings	(31)	—	8	(23)
Change in fair value	(65)	(7)	(8)	(80)

Balance of accumulated gains (losses), at December 31, 2008	(77)	(7)	—	(84)
Reclassifications into earnings	72	3	—	75
Change in fair value	12	(2)	—	10

Balance of accumulated gains (losses), at December 31, 2009	7	(6)	—	1
Reclassifications into earnings	3	5	—	8
Change in fair value	(6)	(13)	—	(19)

Ending accumulated gains (losses), at December 31, 2010	$4	$(14)	$—	$(10)

Note 16—	Geographic Information

Under the segment reporting topic of the Codification, ASC 280, disclosures are required for operating segments, which are regularly reviewed by the chief operating decision makers. Air transportation services accounted for substantially all the Company’s operations in 2010, 2009 and 2008.

Operating revenues are allocated to geographic regions, as defined by the Department of Transportation, or DOT, based upon the origination and destination of each flight segment. We currently serve 15 locations in the Caribbean and Latin American region, or Latin America as defined by the DOT. However, our management also includes Puerto Rico when reviewing the Caribbean region, and as such we have included our 3 destinations in Puerto Rico in our Caribbean allocation of revenues. Operating revenues by geographic regions for the years ended December 31 are summarized below (in millions):

	2010	2009	2008

Domestic	$2,900	$2,596	$2,881
Caribbean	879	696	511

Total	$3,779	$3,292	$3,392

Our tangible assets primarily consist of our fleet of aircraft, which is deployed system wide, with no individual aircraft dedicated to any specific route or region; therefore our assets do not require any allocation to a geographic area.

Note 17—	Quarterly Financial Data (Unaudited)

Quarterly results of operations for the years ended December 31 are summarized below (in millions, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2010 (1)
Operating revenues	$871	$940	$1,030	$938
Operating income	43	95	140	55
Net income (loss)	(1)	31	59	8
Basic earnings (loss) per share	$—	$0.11	$0.21	$0.03
Diluted earnings (loss) per share	$—	$0.10	$0.18	$0.03
2009 (2)
Operating revenues	$795	$808	$856	$833
Operating income	75	77	68	65
Net income	13	21	16	11
Basic earnings per share	$0.05	$0.08	$0.06	$0.04
Diluted earnings per share	$0.05	$0.07	$0.05	$0.04

(1)	During the first quarter of 2010, we recorded approximately $16 million in implementation expenses related to our new customer service system implemented in January 2010. During the first quarter of 2010, we recorded $4 million of revenue related to our co-branded credit card agreement guarantee. During the third quarter of 2010, we recorded a $6 million impairment loss related to a Spectrum license held by LiveTV.

(2)	During the first, second, and third quarters of 2009, we recorded a net $8 million loss, $6 million gain, and $3 million gain in other-than temporary impairment adjustments related to the value of our auction rate securities, respectively. During the first quarter of 2009, we sold two aircraft, which resulted in a gain of $1 million. During the second quarter of 2009, we recorded $11 million in certain tax incentives. During the fourth quarter of 2009, we recorded $5 million of revenue related to our co-branded credit card agreement guarantee and an additional $5 million in revenue related to points expiration as a result of TrueBlue program changes.

The sum of the quarterly earnings per share amounts does not equal the annual amount reported since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average common shares outstanding and other dilutive potential common shares.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
JetBlue Airways Corporation

We have audited the accompanying consolidated balance sheets of JetBlue Airways Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JetBlue Airways Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), JetBlue Airways Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York
February 24, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
JetBlue Airways Corporation

We have audited JetBlue Airways Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). JetBlue Airways Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, JetBlue Airways Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of JetBlue Airways Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, of JetBlue Airways Corporation and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

New York, New York
February 24, 2011

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2010. Ernst & Young LLP has issued their report which is included elsewhere herein.

Remediation of Material Weakness in Internal Control over Financing Reporting

As reported in our Form 10Q/A for the quarter ended September 30, 2010, we did not maintain effective controls to timely monitor and account for expired points and awards in our previous customer loyalty program, TrueBlue. This resulted in a material weakness that was identified by our management.

During the fourth quarter of 2009, we migrated to a new customer loyalty management system and began winding down our previous customer loyalty program. In connection with the winding down of the non-cash liability for expiring customer loyalty points and awards in our previous program in the fourth quarter of 2010, we concluded in January, 2011 there were errors in the accounting for expiring points and awards in the years December 31, 2006 through 2009. We corrected the errors, recorded the appropriate adjustments in the proper periods and restated each of the three years in the period ended December 31, 2009 to properly reflect the non-cash revenue for expired customer loyalty points and awards in the periods in which the expirations occurred. In 2010, including in the fourth quarter, we significantly strengthened our internal controls over our new customer loyalty program by leveraging the enhanced automated controls of the new customer loyalty system and by improving our reconciliation and review procedures.

Changes in Internal Control

Other than as expressly noted above in this Item 9A, there were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information relating to executive officers is set forth in Part I of this report following Item 4 under “Executive Officers of the Registrant.” The other information required by this Item will be included in and is incorporated herein by reference from our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be held on May 26, 2011 to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our 2010 fiscal year, or our Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in and is incorporated herein by reference from our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The table below provides information relating to our equity compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance as of December 31, 2010, as adjusted for stock splits:

Number of securities
remaining available
For future issuance
		Weighted-average	under equity
	Number of securities to	exercise price of	compensation plans
	be issued upon exercise	outstanding	(excluding securities
	of outstanding options,	options, warrants	reflected in first
Plan Category	warrants and rights	and rights	column)

Equity compensation plans approved by security holders	27,449,193	12.26	60,921,940
Equity compensation plans not approved by security holders	—	—	—

Total	27,449,193	12.26	60,921,940

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
Consolidated Balance Sheets—December 31, 2010 and December 31, 2009
Consolidated Statements of Operations—For the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows—For the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Stockholders’ Equity—For the years ended December 31, 2010, 2009 and 2008
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

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date: February 24, 2011	By:	/s/ DONALD DANIELS
Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID BARGER David Barger	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2011

/s/ EDWARD BARNES Edward Barnes	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2011

/s/ PETER BONEPARTH Peter Boneparth	Director	February 24, 2011

/s/ DAVID CHECKETTS David Checketts	Director	February 24, 2011

/s/ ROBERT CLANIN Robert Clanin	Director	February 24, 2011

/s/ CHRISTOPH FRANZ Christoph Franz	Director	February 24, 2011

/s/ VIRGINIA GAMBALE Virginia Gambale	Director	February 24, 2011

/s/ STEPHAN GEMKOW Stephan Gemkow	Director	February 17, 2011

/s/ STANLEY MCCHRYSTAL Stanley McChrystal	Director	February 19, 2011

/s/ JOEL PETERSON Joel Peterson	Director	February 24, 2011

/s/ ANN RHOADES Ann Rhoades	Director	February 24, 2011

/s/ FRANK SICA Frank Sica	Director	February 24, 2011

Exhibit Index

2.1	Membership Interest Purchase Agreement among Harris Corporation and Thales Avionics In-Flight Systems, LLC and In-Flight Liquidating, LLC and Glenn S. Latta and Jeffrey A. Frisco and Andreas de Greef and JetBlue Airways Corporation, dated as of September 9, 2002 relating to the interests in LiveTV, LLC—incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated September 27, 2002.

3.2(a)	Amended and Restated Certificate of Incorporation of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

3.2(b)	Certificate of Amendment of Certificate of Incorporation, dated May 20, 2010—incorporated by reference to Exhibit 3.2(b) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

3.3(e)	Fifth Amended and Restated Bylaws of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.6 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

3.3(f)	Fifth Amended and Restated Bylaws of JetBlue Airways Corporation (consolidated amendments as of November 12, 2009)—incorporated by reference to Exhibit 3.3(f) to our Annual Report on Form 10-K for the year ended December 31, 2009.

3.4	Certificate of Designation of Series A Participating Preferred Stock dated April 1, 2002—incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated July 10, 2003.

4.1	Specimen Stock Certificate—incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

4.2	Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

4.2(a)	Amendment No. 1, dated as of June 30, 2003, to Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3, filed on July 3, 2003, as amended on July 10, 2003 (File No. 333-106781).

4.2(b)	Amendment No. 2, dated as of October 6, 2003, to Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3, filed on October 7, 2003 (File No. 333-109546).

4.2(c)	Amendment No. 3, dated as of October 4, 2004, to Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K/A dated October 4, 2004.

4.2(d)	Amendment No. 4, dated as of June 22, 2006, to Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.19 to our Registration Statement on Form S-3 ARS, filed on June 30, 2006 (File No. 333-135545).

4.3	Registration Rights Agreement, dated as of July 15, 2003, among the Company and Morgan Stanley & Co. Incorporated, Raymond James & Associates, Inc. and Blaylock & Partners, L.P.—incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

4.4	Summary of Rights to Purchase Series A Participating Preferred Stock—incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

4.5	Stockholder Rights Agreement—incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.

4.5(a)	Amendment to the Stockholder Rights Agreement, dated as of January 17, 2008, by and between JetBlue Airways Corporation and Computershare Trust Company, N.A.—incorporated by reference to Exhibit 4.5(a) to our Current Report on Form 8-K dated January 23, 2008.

4.7	Form of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Certificate Series 2004-1G-1-O—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 24, 2004.

4.7(a)	Form of Three-Month LIBOR plus 0.420% JetBlue Airways Pass Through Certificate Series 2004-1G-2-O—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated March 24, 2004.

4.7(b)	Form of Three-Month LIBOR plus 4.250% JetBlue Airways Pass Through Certificate Series 2004-1C-O—incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated March 24, 2004.

4.7(c)	Pass Through Trust Agreement, dated as of March 24, 2004, between JetBlue Airways Corporation and Wilmington Trust Company, as Pass Through Trustee, made with respect to the formation of JetBlue Airways Pass Through Trust, Series 2004-1G-1-O and the issuance of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Trust, Series 2004-1G-1-O, Pass Through Certificates—incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated March 24, 2004(1).

4.7(d)	Revolving Credit Agreement (2004-1G-1), dated as of March 24, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-1G-1 Pass Through Trust, as Borrower, and Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated March 24, 2004.

4.7(e)	Revolving Credit Agreement (2004-1G-2), dated as of March 24, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-1G-2 Pass Through Trust, as Borrower, and Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated March 24, 2004.

4.7(f)	Revolving Credit Agreement (2004-1C), dated as of March 24, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-1C Pass Through Trust, as Borrower, and Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated March 24, 2004.

4.7(g)	Deposit Agreement (Class G-1), dated as of March 24, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated March 24, 2004.

4.7(h)	Deposit Agreement (Class G-2), dated as of March 24, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K dated March 24, 2004.

4.7(i)	Deposit Agreement (Class C), dated as of March 24, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K dated March 24, 2004.

4.7(j)	Escrow and Paying Agent Agreement (Class G-1), dated as of March 24, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Credit Lyonnais Securities (USA) Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-1G-1-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated March 24, 2004.

4.7(k)	Escrow and Paying Agent Agreement (Class G-2), dated as of March 24, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Credit Lyonnais Securities (USA) Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-1G-2-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated March 24, 2004.

4.7(l)	Escrow and Paying Agent Agreement (Class C), dated as of March 24, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Credit Lyonnais Securities (USA) Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-1C-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.13 to our Current Report on Form 8-K dated March 24, 2004.

4.7(m)	ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1G-1-O—incorporated by reference to Exhibit 4.14 to our Current Report on Form 8-K dated March 24, 2004(2).

4.7(n)	Schedule to the ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1G-1-O—incorporated by reference to Exhibit 4.15 to our Current Report on Form 8-K dated March 24, 2004.

4.7(o)	Schedule to the ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services, Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1G-2-O—incorporated by reference to Exhibit 4.16 to our Current Report on Form 8-K dated March 24, 2004.

4.7(p)	Schedule to the ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services, Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1C-O—incorporated by reference to Exhibit 4.17 to our Current Report on Form 8-K dated March 24, 2004.

4.7(q)	Class G-1 Above Cap Liquidity Facility Confirmation, dated March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.18 to our Current Report on Form 8-K dated March 24, 2004.

4.7(r)	Class G-2 Above Cap Liquidity Facility Confirmation, dated March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.19 to our Current Report on Form 8-K dated March 24, 2004.

4.7(s)	Class C Above Cap Liquidity Facility Confirmation, dated March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.20 to our Current Report on Form 8-K dated March 24, 2004.

4.7(t)	Guarantee, dated March 24, 2004, of Morgan Stanley Capital Services Inc. with respect to the Class G-1 Above Cap Liquidity Facility—incorporated by reference to Exhibit 4.21 to our Current Report on Form 8-K dated March 24, 2004.

4.7(u)	Guarantee, dated March 24, 2004, of Morgan Stanley Capital Services Inc. with respect to the Class G-2 Above Cap Liquidity Facility—incorporated by reference to Exhibit 4.22 to our Current Report on Form 8-K dated March 24, 2004.

4.7(v)	Guarantee, dated March 24, 2004, of Morgan Stanley Capital Services Inc. with respect to the Class C Above Cap Liquidity Facility—incorporated by reference to Exhibit 4.23 to our Current Report on Form 8-K dated March 24, 2004.

4.7(w)	Insurance and Indemnity Agreement, dated as of March 24, 2004, among MBIA Insurance Corporation, as Policy Provider, JetBlue Airways Corporation and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.24 to our Current Report on Form 8-K dated March 24, 2004.

4.7(x)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated March 24, 2004, bearing Policy Number 43567(1) issued to Wilmington Trust Company, as Subordination Agent for the Class G-1 Certificates—incorporated by reference to Exhibit 4.25 to our Current Report on Form 8-K dated March 24, 2004.

4.7(y)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated March 24, 2004, bearing Policy Number 43567(2) issued to Wilmington Trust Company, as Subordination Agent for the Class G-2 Certificates—incorporated by reference to Exhibit 4.26 to our Current Report on Form 8-K dated March 24, 2004.

4.7(z)	Intercreditor Agreement, dated as of March 24, 2004, among Wilmington Trust Company, as Pass Through Trustee, Landesbank Hessen- Thüringen Girozentrale, as Primary Liquidity Provider, Morgan Stanley Capital Services, Inc., as Above-Cap Liquidity Provider, MBIA Insurance Corporation, as Policy Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.27 to our Current Report on Form 8-K dated March 24, 2004.

4.7(aa)	Note Purchase Agreement, dated as of March 24, 2004, among JetBlue Airways Corporation, Wilmington Trust Company, in its separate capacities as Pass Through Trustee, as Subordination Agent, as Escrow Agent and as Paying Agent—incorporated by reference to Exhibit 4.28 to our Current Report on Form 8-K dated March 24, 2004.

4.7(ab)	Form of Trust Indenture and Mortgage between JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, as Mortgagee—incorporated by reference to Exhibit 4.29 to our Current Report on Form 8-K dated March 24, 2004.

4.7(ac)	Form of Participation Agreement among JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, in its separate capacities as Mortgagee, as Pass Through Trustee and as Subordination Agent—incorporated by reference to Exhibit 4.30 to our Current Report on Form 8-K dated March 24, 2004.

4.8	Form of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Certificate Series 2004-2G-1-O, with attached form of Escrow Receipt—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 9, 2004.

4.8(a)	Form of Three-Month LIBOR plus 0.450% JetBlue Airways Pass Through Certificate Series 2004-2G-2-O, with attached form of Escrow Receipt—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated November 9, 2004.

4.8(b)	Form of Three-Month LIBOR plus 3.100% JetBlue Airways Pass Through Certificate Series 2004-2C-O, with attached form of Escrow Receipt—incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated November 9, 2004.

4.8(c)	Pass Through Trust Agreement, dated as of November 15, 2004, between JetBlue Airways Corporation and Wilmington Trust Company, as Pass Through Trustee, made with respect to the formation of JetBlue Airways Pass Through Trust, Series 2004-2G-1-O and the issuance of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Trust, Series 2004-2G-1-O, Pass Through Certificates—incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated November 9, 2004(3).

4.8(d)	Revolving Credit Agreement (2004-2G-1), dated as of November 15, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-2G-1 Pass Through Trust, as Borrower, and Landesbank Baden-Württemberg, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated November 9, 2004.

4.8(e)	Revolving Credit Agreement (2004-2G-2), dated as of November 15, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-2G-2 Pass Through Trust, as Borrower, and Landesbank Baden-Württemberg, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated November 9, 2004.

4.8(f)	Revolving Credit Agreement (2004-2C), dated as of November 15, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-2C Pass Through Trust, as Borrower, and Landesbank Baden-Württemberg, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated November 9, 2004.

4.8(g)	Deposit Agreement (Class G-1), dated as of November 15, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated November 9, 2004.

4.8(h)	Deposit Agreement (Class G-2), dated as of November 15, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K dated November 9, 2004.

4.8(i)	Deposit Agreement (Class C), dated as of November 15, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K dated November 9, 2004.

4.8(j)	Escrow and Paying Agent Agreement (Class G-1), dated as of November 15, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and J.P. Morgan Securities, Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-2G-2-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated November 9, 2004.

4.8(k)	Escrow and Paying Agent Agreement (Class G-2), dated as of November 15, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and J.P. Morgan Securities, Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-2G-2-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated November 9, 2004.

4.8(l)	Escrow and Paying Agent Agreement (Class C), dated as of November 15, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and J.P. Morgan Securities, Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-2C-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.13 to our Current Report on Form 8-K dated November 9, 2004.

4.8(m)	ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2G-1-O—incorporated by reference to Exhibit 4.14 to our Current Report on Form 8-K dated November 9, 2004(4).

4.8(n)	Schedule to the ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2G-1-O—incorporated by reference to Exhibit 4.15 to our Current Report on Form 8-K dated November 9, 2004.

4.8(o)	Schedule to the ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2G-2-O—incorporated by reference to Exhibit 4.16 to our Current Report on Form 8-K dated November 9, 2004.

4.8(p)	Schedule to the ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2C-O—incorporated by reference to Exhibit 4.17 to our Current Report on Form 8-K dated November 9, 2004.

4.8(q)	Class G-1 Above Cap Liquidity Facility Confirmation, dated November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.18 to our Current Report on Form 8-K dated November 9, 2004.

4.8(r)	Class G-2 Above Cap Liquidity Facility Confirmation, dated November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.19 to our Current Report on Form 8-K dated November 9, 2004.

4.8(s)	Class C Above Cap Liquidity Facility Confirmation, dated November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.20 to our Current Report on Form 8-K dated November 9, 2004.

4.8(t)	Insurance and Indemnity Agreement, dated as of November 15, 2004, among MBIA Insurance Corporation, as Policy Provider, JetBlue Airways Corporation and Wilmington Trust Company, as Subordination Agent and Trustee—incorporated by reference to Exhibit 4.21 to our Current Report on Form 8-K dated November 9, 2004.

4.8(u)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated November 15, 2004, bearing Policy Number 45243 issued to Wilmington Trust Company, as Subordination Agent for the Class G-1 Certificates—incorporated by reference to Exhibit 4.22 to our Current Report on Form 8-K dated November 9, 2004.

4.8(v)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated November 15, 2004, bearing Policy Number 45256 issued to Wilmington Trust Company, as Subordination Agent for the Class G-2 Certificates—incorporated by reference to Exhibit 4.23 to our Current Report on Form 8-K dated November 9, 2004.

4.8(w)	Intercreditor Agreement, dated as of November 15, 2004, among Wilmington Trust Company, as Pass Through Trustee, Landesbank Baden-Württemberg, as Primary Liquidity Provider, Citibank, N.A., as Above-Cap Liquidity Provider, MBIA Insurance Corporation, as Policy Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.24 to our Current Report on Form 8-K dated November 9, 2004.

4.8(x)	Note Purchase Agreement, dated as of November 15, 2004, among JetBlue Airways Corporation, Wilmington Trust Company, in its separate capacities as Pass Through Trustee, as Subordination Agent, as Escrow Agent and as Paying Agent—incorporated by reference to Exhibit 4.25 to our Current Report on Form 8-K dated November 9, 2004.

4.8(y)	Form of Trust Indenture and Mortgage between JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, as Mortgagee—incorporated by reference to Exhibit 4.26 to our Current Report on Form 8-K dated November 9, 2004.

4.8(z)	Form of Participation Agreement among JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, in its separate capacities as Mortgagee, as Pass Through Trustee and as Subordination Agent—incorporated by reference to Exhibit 4.27 to our Current Report on Form 8-K dated November 9, 2004.

4.9	Indenture, dated as of March 16, 2005, between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee, relating to the Company’s debt securities—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 10, 2005.

4.9(b)	Second Supplemental Indenture to the Indenture filed as Exhibit 4.9 to this report, dated as of June 4, 2008, between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee, relating to the Company’s 5.5% Convertible Debentures due 2038—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 5, 2008.

4.9(c)	Third Supplemental Indenture to the Indenture filed as Exhibit 4.9 to this report, dated as of June 4, 2008, between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee, relating to the Company’s 5.5% Convertible Debentures due 2038—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated June 5, 2008.

4.10	Pass Through Trust Agreement, dated as of November 14, 2006, between JetBlue Airways Corporation and Wilmington Trust Company, as Pass Through Trustee, made with respect to the formation of JetBlue Airways (Spare Parts) G-1 Pass Through Trust, and the issuance of Three-Month LIBOR plus 0.230% JetBlue Airways (Spare Parts) G-1 Pass Through Certificate—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 14, 2006.

4.10(a)	Pass Through Trust Agreement, dated as of November 14, 2006, between JetBlue Airways Corporation and Wilmington Trust Company, as Pass Through Trustee, made with respect to the formation of JetBlue Airways (Spare Parts) B-1 Pass Through Trust, and the issuance of Three-Month LIBOR plus 2.875% JetBlue Airways (Spare Parts) B-1 Pass Through Certificate—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated November 14, 2006.

4.10(b)	Revolving Credit Agreement, dated as of November 14, 2006, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways (Spare Parts) G-1 Pass Through Trust, as Borrower, and Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated November 14, 2006.

4.10(c)	ISDA Master Agreement, dated as of November 14, 2006, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways (Spare Parts) G-1 Pass Through Trust—incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated November 14, 2006.

4.10(d)	Schedule to the ISDA Master Agreement, dated as of November 14, 2006, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways (Spare parts) G-1 Pass Through Trust—incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated November 14, 2006.

4.10(e)	Class G-1 Above Cap Liquidity Facility Confirmation, dated November 14, 2006, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated November 14, 2006.

4.10(f)	Insurance and Indemnity Agreement, dated as of November 14, 2006, among MBIA Insurance Corporation, as Policy Provider, JetBlue Airways Corporation and Wilmington Trust Company, as Subordination Agent and Trustee—incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated November 14, 2006.

4.10(g)	Guarantee, dated as of November 14, 2006, by Morgan Stanley, relating to the Above-Cap Liquidity Facility—incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated November 14, 2006.

4.10(h)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated November 14, 2006, bearing Policy Number 487110 issued to Wilmington Trust Company, as Subordination Agent for the Class G-1 Certificates—incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K dated November 14, 2006.

4.10(i)	Intercreditor Agreement, dated as of November 14, 2006, among Wilmington Trust Company, as Pass Through Trustee, Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider, Morgan Stanley Capital Services, Inc., as Above-Cap Liquidity Provider, MBIA Insurance Corporation, as Policy Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K dated November 14, 2006.

4.10(j)	Note Purchase Agreement, dated as of November 14, 2006, among JetBlue Airways Corporation, Wilmington Trust Company, in its separate capacities as Pass Through Trustee, as Subordination Agent and as Mortgagee—incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated November 14, 2006.

4.10(k)	Trust Indenture and Mortgage, dated November 14, 2006, between JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, as Mortgagee—incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated November 14, 2006.

4.10(l)	Collateral Maintenance Agreement, dated as of November 14, 2006, among, JetBlue Airways Corporation, MBIA Insurance Corporation, as Initial Policy Provider, Wilmington Trust Company, as Mortgagee, and Additional Policy Provider(s), if any, which may from time to time hereafter become parties—incorporated by reference to Exhibit 4.13 to our Current Report on Form 8-K dated November 14, 2006.

4.10(m)	Reference Agency Agreement, dated November 14, 2006, among JetBlue Airways Corporation, Wilmington Trust Company as Subordination Agent and Mortgagee and Reference Agent—incorporated by reference to Exhibit 4.14 to our Current Report on Form 8-K dated November 14, 2006.

4.10(n)	Form of JetBlue Airways (Spare Parts) G-1 Pass Through Certificate (included in Exhibit 4.10)—incorporated by reference to Exhibit 4.15 to our Current Report on Form 8-K dated November 14, 2006.

4.10(o)	Form of JetBlue Airways (Spare Parts) B-1 Pass Through Certificate (included in Exhibit 4.10(a))—incorporated by reference to Exhibit 4.16 to our Current Report on Form 8-K dated November 14, 2006.

4.10(p)	Form of JetBlue Airways (Spare Parts) G-1 Equipment Note—incorporated by reference to Exhibit 4.17 to our Current Report on Form 8-K dated November 14, 2006.

4.10(q)	Form of JetBlue Airways (Spare Parts) B-1 Equipment Note—incorporated by reference to Exhibit 4.18 to our Current Report on Form 8-K dated November 14, 2006.

4.11	Stock Purchase Agreement, dated as of December 13, 2007, between JetBlue Airways Corporation and Deutsche Lufthansa AG—incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated December 13, 2007.

4.11(a)	Amendment No. 1, dated as of January 22, 2008, to the Stock Purchase Agreement, dated as of December 13, 2007, between JetBlue Airways Corporation and Deutsche Lufthansa AG—incorporated by reference to Exhibit 4.11(a) to our Current Report on Form 8-K dated January 23, 2008.

4.12	Registration Rights Agreement, dated as of January 22, 2008, by and between JetBlue Airways Corporation and Deutsche Lufthansa AG—incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated January 23, 2008.

4.13	Supplement Agreement, dated as of May 27, 2008, between JetBlue Airways Corporation and Deutsche Lufthansa AG —incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated May 28, 2008.

4.14	Second Supplemental Indenture dated as of June 4, 2008 between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee—incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on June 5, 2008.

4.15	Third Supplemental Indenture dated as of June 4, 2008 between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee—incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on June 5, 2008.

4.16	Form of Global Debenture — 5.50% Convertible Debenture due 2038 (Series A) (included as part of Exhibit 4.1)—incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on June 5, 2008.

4.17	Form of Global Debenture — 5.50% Convertible Debenture due 2038 (Series B) (included as part of Exhibit 4.2)—incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed on June 5, 2008.

4.18	Fourth Supplemental Indenture dated as of June 9, 2009 between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee—incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on June 9, 2009.

4.19	Fifth Supplemental Indenture dated as of June 9, 2009 between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee—incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on June 9, 2009.

4.20	Form of Global Debenture — 6.75% Convertible Debenture due 2039 (Series A)—incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on June 9, 2009.

4.21	Form of Global Debenture — 6.75% Convertible Debenture due 2039 (Series B)—incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on June 9, 2009.

10.1**	Airbus A320 Purchase Agreement dated as of April 20, 1999, between AVSA, S.A.R.L. and JetBlue Airways Corporation, including Amendments No. 1 through 11 and Letter Agreements No. 1 through No. 10—incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, as amended (File 333-82576).

10.1(a)**	Amendment No. 12 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated April 19, 2002—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.1(b)**	Amendment No. 13 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated November 22, 2002—incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.1(c)**	Amendment No. 14 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated December 18, 2002—incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.1(d)**	Amendment No. 15 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated February 10, 2003—incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.1(e)**	Amendment No. 16 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated April 23, 2003—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 30, 2003.

10.1(f)**	Amendment No. 17 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated October 1, 2003—incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2003.

10.1(g)**	Amendment No. 18 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated November 12, 2003—incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2003.

10.1(h)**	Amendment No. 19 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated June 4, 2004—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.1(i)**	Amendment No. 20 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated June 7, 2004—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.1(j)**	Amendment No. 21 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated November 19, 2004—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 19, 2004.

10.1(k)**	Amendment No. 22 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated February 17, 2005—incorporated by reference to Exhibit 10.22(b) to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.1(l)**	Amendment No. 23 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated March 31, 2005—incorporated by reference to Exhibit 10.22(b) to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.1(m)**	Amendment No. 24 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated July 21, 2005—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.1(n)**	Amendment No. 25 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated November 23, 2005—incorporated by reference to Exhibit 10.1(n) to our Annual Report on Form 10-K for the year ended December 31, 2005.

10.1(o)**	Amendment No. 26 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated February 27, 2006—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.1(p)**	Amendment No. 27 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated April 25, 2006—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.1(q)**	Amendment No. 28 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated July 6, 2006—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.1(r)**	Amendment No. 29 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated December 1, 2006—incorporated by reference to Exhibit 10.22(b) to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.1(s)**	Amendment No. 30 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated March 26, 2007—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.1(t)**	Amendment No. 31 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated January 21, 2008—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.1(u)**	Amendment No. 32 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated May 23, 2008—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.1(v)**	Amendment No. 33 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated July 1, 2009—incorporated by reference to Exhibit 10.1(v) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.1(w)**	Amendment No. 34 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated February 5, 2010—incorporated by reference to Exhibit 10.1(w) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10.1(x)**	Amendment No. 35 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated October 1, 2010

10.2**	Letter Agreement, dated April 23, 2003, between AVSA, S.A.R.L. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated June 30, 2003.

10.3**	V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, including Side Letters No. 1 through No. 3 and No. 5 through No. 9—incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

10.3(a)**	Side Letter No. 10 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated April 25, 2002—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.3(b)**	Side Letter No. 11 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated February 10, 2003—incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.3(c)**	Side Letter No. 12 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated March 24, 2003—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.3(d)**	Side Letter No. 13 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated April 23, 2003—incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated June 30, 2003.

10.3(e)**	Side Letter No. 14 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated October 3, 2003—incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2003.

10.3(f)**	Side Letter No. 15 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated November 10, 2003—incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2003.

10.3(g)**	Side Letter No. 16 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated February 20, 2004—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.3(h)**	Side Letter No. 17 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated June 11, 2004—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.3(i)**	Side Letter No. 18 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated November 19, 2004—incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 19, 2004.

10.3(j)**	Side Letter No. 19 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated July 21, 2005—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.3(k)**	Side Letter No. 20 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated July 6, 2006—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.3(l)**	Side Letter No. 21 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated January 30, 2007—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.3(m)**	Side Letter No. 22 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated March 27, 2007—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.3(n)**	Side Letter No. 23 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated December 18, 2007—incorporated by reference to Exhibit 10.3(n) to our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.

10.3(o)**	Side Letter No. 24 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated April 2, 2008—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.3(p)**	Side Letter No. 25 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated May 27, 2008—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.3(q)**	Side Letter No. 26 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated January 27, 2009—incorporated by reference to Exhibit 10.3(q) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009..

10.3(r)**	Side Letter No. 27 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated June 5, 2009—incorporated by reference to Exhibit 10.3(r) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009..

10.3(s)**	Side letter No. 28 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated August 31, 2010—incorporated by reference to Exhibit 10.3(s) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010..

10.4**	Amendment and Restated Agreement between JetBlue Airways Corporation and LiveTV, LLC, dated as of December 17, 2001, including Amendments No. 1, No. 2 and 3—incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

10.5**	GDL Patent License Agreement between Harris Corporation and LiveTV, LLC, dated as of September 2, 2002—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for quarter ended September 30, 2002.

10.10*	Agreement between John Owen and JetBlue Airways Corporation, dated March 6, 2007—incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2007.

10.11*	1999 Stock Option/Stock Issuance Plan—incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

10.12*	Amended and Restated Crewmember Stock Purchase Plan, dated April 2, 2007—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.13*	2002 Crewmember Stock Purchase Plan—incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

10.14*	JetBlue Airways Corporation 401(k) Retirement Plan, amended and restated as of January 1, 2009—incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10.15	Form of Director/Officer Indemnification Agreement—incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1, as amended (File No. 333-82576) and referenced as Exhibit 10.19 in our Current Report on Form 8-K dated February 12, 2008.

10.16	Form of Letter Agreement between JetBlue Airways Corporation, the Weston Presidio Funds and Quantum Industrial Partners LDC—incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

10.17**	EMBRAER-190 Purchase Agreement DCT-025/2003, dated June 9, 2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation— incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated June 30, 2003.

10.17(a)**	Amendment No. 1 to Purchase Agreement DCT-025/2003, dated as of July 8, 2005, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.17(b)**	Amendment No. 2 to Purchase Agreement DCT-025/2003, dated as of January 5, 2006, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.22(b) to our Annual Report on Form 10-K for the year ended December 31, 2005.

10.17(c)**	Amendment No. 3 to Purchase Agreement DCT-025/2003, dated as of December 4, 2006, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.21( c) to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.17(d)**	Amendment No. 4 to Purchase Agreement DCT-025/2003, dated as of October 17, 2007, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.17(d) to our Annual Report on Form 10-K for the year ended December 31, 2007.

10.17(e)**	Amendment No. 5 to Purchase Agreement DCT-025/2003, dated as of July 18, 2008, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.17(f)**	Amendment No. 6 to Purchase Agreement DCT-025/2003, dated as of February 17, 2009, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.17(f) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10.17(g)**	Amendment No. 7 to Purchase Agreement DCT-025/2003, dated as of December 14, 2009, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.17(g) to our Annual Report on Form 10-K for the year ended December 31, 2009.

10.17(h)**	Amendment No. 8 to Purchase Agreement DCT-025/2003, dated as of March 11, 2010, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.17(h) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10.17(i)**	Amendment No. 9 to Purchase Agreement DCT-025/2003, dated as of May 24, 2010, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.17(i) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.17(j)**	Amendment No. 10 to Purchase Agreement DCT-025/2003, dated as of September 10, 2010, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.17(j) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

10.18**	Letter Agreement DCT-026/2003, dated June 9, 2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated June 30, 2003.

10.18(a)**	Amendment No. 1, dated as of July 8, 2005, to Letter Agreement DCT-026/2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.18(b)**	Amendment No. 2, dated as of January 5, 2006, to Letter Agreement DCT-026/2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.22(b) to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.18(c)**	Amendment No. 3, dated as of December 4, 2006, to Letter Agreement DCT-026/2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.22( c) to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.18(d)**	Amendment No. 4, dated as of October 17, 2007, to Letter Agreement DCT-026/2003, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.18(d) to our Annual Report on Form 10-K for the year ended December 31, 2007.

10.18(e)**	Amendment No. 5 to Letter Agreement DCT-026/2003, dated as of March 6, 2008, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.18(f)**	Amendment No. 6 to Letter Agreement DCT-026/2003, dated as of July 18, 2008, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.18(g)**	Amendment No. 7 to Letter Agreement DCT-026/2003, dated as of February 17, 2009, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.18(g) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10.18(h)**	Amendment No. 8 to Letter Agreement DCT-026/2003, dated as of December 14, 2009, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.18(h) to the Annual Report on Form 10-K for the year ended December 31, 2009.

10.18(i)**	Amendment No. 9 to Letter Agreement DCT-026/2003, dated as of March 11, 2010, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.18(i) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10.19	Agreement of Lease (Port Authority Lease No. AYD-265), dated as of November 1, 2002, between The Port Authority of New York and New Jersey and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 24, 2004.

10.20	Agreement of Lease (Port Authority Lease No. AYD-350), dated November 22, 2005, between The Port Authority of New York and New Jersey and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 2005.

10.21*	Amended and Restated 2002 Stock Incentive Plan, dated November 7, 2007, and form of award agreement—incorporated by reference to Exhibit 10.21 to the Annual Report for Form 10-K for the year ended December 31, 2008.

10.22*	JetBlue Airways Corporation Executive Change in Control Severance Plan, dated as of June 28, 2007—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated June 28, 2007.

10.23*	Employment Agreement, dated February 11, 2008, between JetBlue Airways Corporation and David Barger—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.23(a)*	Amendment to Employment Agreement, dated July 8, 2009, between JetBlue Airways Corporation and David Barger—incorporated by reference to Exhibit 10.23(a) to our Annual Report on Form 10-K for the year ended December 31, 2009.

10.23(b)*	Amendment no. 2 to Employment Agreement, dated December 21, 2010, between JetBlue Airways Corporation and David Barger—incorporated by reference to Exhibit 10.23(b) to our Current Report on Form 8-K filed on December 22, 2010.

10.24*	Employment Agreement, dated February 11, 2008, between JetBlue Airways Corporation and Russell Chew—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.24(a)*	Amendment and General Release, dated November 10, 2009, between JetBlue Airways Corporation and Russell Chew—incorporated by reference to Exhibit 10.31 (on Edgar) to our Annual Report on Form 10-K for the year ended December 31, 2009.

10.25	Share Lending Agreement, dated as of May 29, 2008 between JetBlue Airways Corporation and Morgan Stanley Capital Services, Inc.—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 30, 2008.

10.26	Pledge and Escrow Agreement (Series A Debentures) dated as of June 4, 2008 among JetBlue Airways Corporation, Wilmington Trust Company, as Trustee, and Wilmington Trust Company, as Escrow Agent—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 5, 2008.

10.27	Pledge and Escrow Agreement (Series B Debentures) dated as of June 4, 2008 among JetBlue Airways Corporation, Wilmington Trust Company, as Trustee, and Wilmington Trust Company, as Escrow Agent—incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 5, 2008.

10.29	Option Letter Agreement, dated as of June 3, 2009, between JetBlue Airways Corporation and Deutsche Lufthansa AG—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 4, 2009.

10.30**	Sublease by and between JetBlue Airways Corporation and Metropolitan Life Insurance Company—incorporated by reference to Exhibit 10.30 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries.

23	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32	Section 1350 Certifications.

99.2	Letter of Approval from the City of Long Beach Department of Public Works, dated May 22, 2001, approving City Council Resolution C-27843 regarding Flight Slot Allocation at Long Beach Municipal Airport—incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensatory plans in which the directors and executive officers of JetBlue participate. The agreement filed as Exhibit 10.10 was previously listed as having been filed as an exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, but was inadvertently omitted from such prior filing.

**	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with and approved by the Commission.

***	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Documents substantially identical in all material respects to the document filed as Exhibit 4.4 to our Current Report on Form 8-K dated March 24, 2004 (which exhibit relates to formation of JetBlue Airways Pass Through Trust, Series 2004-1G-1-O and the issuance of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Trust, Series 2004-1G-1-O, Pass Through Certificates) have been entered into with respect to formation of each of JetBlue Airways Pass Through Trusts, Series 2004-1G-2-O and Series 2004-1C-O and the issuance of each of Three-Month LIBOR plus 0.420% JetBlue Airways Pass Through Trust, Series 2004-1G-2-O and Three-Month LIBOR plus 4.250% JetBlue Airways Pass Through Trust, Series 2004-1C-O. Pursuant to Instruction 2 of Item 601 of Regulation S-K, Exhibit 99.1, incorporated by reference to our Current Report on Form 8-K dated March 24, 2004, sets forth the terms by which such substantially identical documents differ from Exhibit 4.7(c).

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
JetBlue Airways Corporation

We have audited the consolidated financial statements of JetBlue Airways Corporation as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, and have issued our report thereon dated February 24, 2011 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(2) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Ernst & Young LLP

New York, New York
February 24, 2011

S-1

JetBlue Airways Corporation
Schedule II—Valuation and Qualifying Accounts
(in thousands)

		Additions
	Balance at	Charged to	Charged to
	beginning of	Costs and	Other			Balance at end
Description	period	Expenses	Accounts		Deductions	of period

Year Ended December 31, 2010
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$5,660	$7,471	$		$6,959(1)	$6,172
Allowance for obsolete inventory parts	3,373	1,018		—	755(3)	3,636
Valuation allowance for deferred tax assets	24,631	—		—	3,959(2)	20,672
Year Ended December 31, 2009
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$5,155	$2,099	$		$1,594(1)	$5,660
Allowance for obsolete inventory parts	4,184	830		—	1,641(3)	3,373
Valuation allowance for deferred tax assets	25,579	—		—	948(2)	24,631
Year Ended December 31, 2008
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$2,237	$6,090	$		$3,172(1)	$5,155
Allowance for obsolete inventory parts	2,358	1,826		—	—	4,184
Valuation allowance for deferred tax assets	3,078	22,501		—	—	25,579

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Attributable to recognition and write-off of deferred tax assets.

(3)	Inventory scrapped.

S-2