Form 10-Q
period 2011-03-31
JETBLUE AIRWAYS CORP
filed 2011-05-10
CIK 1158463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of March 31, 2011, there were 295,829,916 shares outstanding of the registrant’s common stock, par value $.01.

JetBlue Airways Corporation
FORM 10-Q

INDEX

		Page #’s

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets — March 31, 2011 and December 31, 2010	1
	Consolidated Statements of Operations — Three Months Ended March 31, 2011 and 2010	3
	Condensed Consolidated Statements of Cash Flows — Three Months Ended March 31, 2011 and 2010	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 6.	Exhibits	22
EX-10.3
EX-12.1
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

i

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31,	December 31,
	2011	2010
	(unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$550	$465
Investment securities	559	495
Receivables, less allowance	126	84
Restricted cash	3	3
Prepaid expenses and other	311	313

Total current assets	1,549	1,360

PROPERTY AND EQUIPMENT
Flight equipment	4,442	4,320
Predelivery deposits for flight equipment	162	178

	4,604	4,498
Less accumulated depreciation	715	679

	3,889	3,819
Other property and equipment	491	491
Less accumulated depreciation	185	178

	306	313
Assets constructed for others	558	558
Less accumulated depreciation	54	49

	504	509
Total property and equipment	4,699	4,641

OTHER ASSETS
Investment securities	126	133
Restricted cash	63	65
Other	406	394

Total other assets	595	592

TOTAL ASSETS	$6,843	$6,593

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31,	December 31,
	2011	2010
	(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$109	$104
Air traffic liability	668	514
Accrued salaries, wages and benefits	124	147
Other accrued liabilities	182	137
Current maturities of long-term debt and capital leases	188	183

Total current liabilities	1,271	1,085

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	2,890	2,850

CONSTRUCTION OBLIGATION	531	533

DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	329	327
Other	145	144

	474	471

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 900,000,000 shares authorized, 323,965,305 and 322,272,207 shares issued and 295,829,916 and 294,687,308 outstanding in 2011 and 2010, respectively	3	3
Treasury stock, at cost; 28,135,389 and 27,585,367 shares in 2011 and 2010, respectively	(7)	(4)
Additional paid-in capital	1,450	1,446
Retained earnings	222	219
Accumulated other comprehensive income (loss)	9	(10)

Total stockholders’ equity	1,677	1,654

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,843	$6,593

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010

OPERATING REVENUES
Passenger	$906	$786
Other	106	85

Total operating revenues	1,012	871

OPERATING EXPENSES
Aircraft fuel and related taxes	353	254
Salaries, wages and benefits	235	219
Landing fees and other rents	57	54
Depreciation and amortization	56	57
Aircraft rent	34	31
Sales and marketing	45	40
Maintenance materials and repairs	52	39
Other operating expenses	135	134

Total operating expenses	967	828

OPERATING INCOME	45	43

OTHER INCOME (EXPENSE)
Interest expense	(44)	(47)
Capitalized interest	1	1
Interest income and other	4	2

Total other income (expense)	(39)	(44)

INCOME (LOSS) BEFORE INCOME TAXES	6	(1)
Income tax expense (benefit)	3	—

NET INCOME (LOSS)	$3	$(1)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.01	$(0.00)

Diluted	$0.01	$(0.00)

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3	$(1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	2	—
Depreciation	51	48
Amortization	8	11
Stock-based compensation	4	4
Collateral returned for derivative instruments	10	—
Changes in certain operating assets and liabilities	142	158
Other, net	11	9

Net cash provided by operating activities	231	229

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(116)	(40)
Predelivery deposits for flight equipment	(7)	(5)
Assets constructed for others	(1)	(5)
Sale of auction rate securities	—	12
Purchase of available-for-sale securities	(145)	(30)
Sale of available-for-sale securities	60	145
Purchase of held-to-maturity investments	(90)	(217)
Proceeds from the maturities of held-to-maturity investments	114	28

Net cash provided by (used in) investing activities	(185)	(112)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	—	1
Issuance of long-term debt	86	—
Short-term borrowings and lines of credit	—	20
Construction obligation	1	4
Repayment of long-term debt and capital lease obligations	(42)	(194)
Repayment of short-term borrowings and lines of credit	—	(13)
Other, net	(6)	(2)

Net cash provided by (used in) financing activities	39	(184)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	85	(67)
Cash and cash equivalents at beginning of period	465	896

Cash and cash equivalents at end of period	$550	$829

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

Note 1—	Summary of Significant Accounting Policies

Basis of Presentation:  Our condensed consolidated financial statements include the accounts of JetBlue Airways Corporation and our subsidiaries, collectively “we” or the “Company”, with all intercompany transactions and balances having been eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with our 2010 audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, or our 2010 Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Investment securities:  We held various investment securities at March 31, 2011 and December 31, 2010. When sold, we use a specific identification method to determine the cost of the securities. The carrying values of these investments were as follows (in millions):

	March 31,	December 31,
	2011	2010

Available-for-sale securities
Asset-back securities	$10	$10
Time deposits	34	19
Commercial paper	195	125

	239	154
Held-to-maturity securities
Corporate bonds	346	418
Municipal bonds	—	16
Government Bonds	100	40

	446	474

Total	$685	$628

Held-to-maturity investment securities:  The contractual maturities of the corporate bonds we held as of March 31, 2011 were no greater than 24 months. We did not record any significant gains or losses on these securities during the three months ended March 31, 2011. The estimated fair value of these investments approximates their carrying value as of March 31, 2011.

Loyalty Program:  Our co-branded credit card agreement, under which we sell TrueBlue points as described in Note 1 of our 2010 Form 10-K, provides for a minimum cash payment guarantee, which is to be paid to us throughout the life of the agreement if specified point sales and other ancillary activity payments have not been achieved. During the three months ended March 31, 2011 and 2010, we recognized approximately $9 million and $4 million, respectively, of other revenue related to this guarantee, leaving $2 million deferred and included in our air traffic liability as of March 31, 2011.

New Accounting Pronouncements:  On January 1, 2011, the September 2009 Emerging Issues Task Force updates to the Revenue Recognition topic of the Financial Accounting Standards Board’s Accounting Standards Codification, or Codification, rules became effective, which change the accounting for certain revenue arrangements. The new requirements change the allocation methods used in determining how to account for multiple element arrangements and may result in the ability to separately account for more deliverables, and potentially less revenue deferrals. Additionally, this new accounting treatment requires enhanced disclosures in financial statements. This new accounting treatment will impact any new contracts entered into by LiveTV, as well as any loyalty program or commercial partnership arrangements we may enter into or materially modify. Since adoption of this new accounting treatment, we have not had any new or modified contracts.

Note 2—	Stock-Based Compensation

During the three months ended March 31, 2011, we granted approximately 1.9 million restricted stock units under our Amended and Restated 2002 Stock Incentive Plan, at a weighted average grant date fair value of $6.03 per share. We issued approximately 1.5 million shares of our common stock in connection with the vesting of restricted stock units during the three months ended March 31, 2011. At March 31, 2011, 4.0 million restricted stock units were unvested with a weighted average grant date fair value of $5.57 per share.

Note 3—	Long-term Debt and Capital Lease Obligations

Own Share-Lending Arrangement

In June 2008, as more fully described in Note 2 of our 2010 Annual Report, we loaned 44.9 million shares of our common stock in conjunction with our 2008 $201 million convertible debt issuance. As of March 31, 2011, there were approximately 18.0 million shares outstanding under the share lending arrangement. The fair value of similar common shares not subject to our share lending arrangement, based upon our closing stock price, was approximately $113 million.

Other Indebtedness

During the three months ended March 31, 2011, we issued $24 million, net of discount, in fixed rate equipment notes due through 2026 and $62 million in non-public floating rate equipment notes due through 2023, which are secured by two new Airbus A320 aircraft and one new EMBRAER E190 aircraft.

We do not have any financial covenants associated with our debt agreements other than certain collateral ratio requirements in our spare parts pass-through certificates and spare engine financing issued in November 2006 and December 2007, respectively. If we fail to maintain these collateral ratios, we are required to provide additional collateral or redeem some or all of the equipment notes so that the ratios return to compliance. As a result of lower spare parts inventory balances and a reduced third party valuation of these parts, we did not meet the minimum ratios on our spare parts pass-through certificates. In order to maintain the ratios, we will post $6 million in collateral in the second quarter of 2011.

Aircraft, engines and other equipment and facilities having a net book value of $3.60 billion at March 31, 2011 were pledged as security under various loan agreements.

Our outstanding debt and capital lease obligations were reduced by $41 million as a result of principal payments made during the three months ended March 31, 2011. At March 31, 2011, the weighted average interest rate of all of our long-term debt was 4.5% and scheduled maturities were $145 million for the remainder of 2011, $190 million in 2012, $389 million in 2013, $609 million in 2014, $253 million in 2015 and $1.49 billion thereafter.

The carrying amounts and estimated fair values of our long-term debt at March 31, 2011and December 31, 2010 were as follows (in millions):

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Public Debt
Floating rate enhanced equipment notes
Class G-1, due through 2016	$226	$209	$234	$210
Class G-2, due 2014 and 2016	373	314	373	312
Class B-1, due 2014	49	46	49	46
Fixed rate special facility bonds, due through 2036	83	72	84	75
6.75% convertible debentures due in 2039	201	312	201	293
5.5% convertible debentures due in 2038	123	196	123	194

Non-Public Debt
Floating rate equipment notes, due through 2025	745	705	696	654
Fixed rate equipment notes, due through 2026	1,151	1,128	1,144	1,132

Total	$2,951	$2,982	$2,904	$2,916

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

Note 4—	Comprehensive Income/(Loss)

Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting. The differences between net income (loss) and comprehensive income (loss) for each of these periods are as follows (dollars are in millions):

	Three Months
	Ended
	March 31,
	2011	2010

Net income (loss)	$3	$(1)
Gain (loss) on derivative instruments (net of $13 and ($5) of taxes)	19	(8)

Total other comprehensive income (loss)	19	(8)

Comprehensive income (loss)	$22	$(9)

A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes, for the three months ended March 31, 2011 is as follows (in millions):

	Aircraft Fuel	Interest Rate
	Derivatives	Swaps	Total

Beginning accumulated gains (losses), at December 31, 2010	$4	$(14)	$(10)
Reclassifications into earnings	(2)	2	—
Change in fair value	19	—	19

Ending accumulated gains (losses), at March 31, 2011	$21	$(12)	$9

Note 5—	Earnings (Loss) Per Share

The following table shows how we computed basic and diluted earnings (loss) per common share (dollars in millions; share data in thousands):

	Three Months Ended
	March 31,
	2011	2010

Numerator:
Net income (loss)	$3	$(1)
Effect of dilutive securities:
Interest on convertible debt, net of income taxes	—	—

Net income (loss) applicable to common stockholders after assumed conversion for diluted earnings per share	$3	$(1)

Denominator:
Weighted average shares outstanding for basic earnings (loss) per share	277,261	274,053
Effect of dilutive securities:
Employee stock options	2,081	—
Convertible debt	—	—

Adjusted weighted average shares outstanding and assumed conversions for diluted earnings (loss) per share	279,342	274,053

Shares excluded from EPS calculation (in millions):
Shares issuable upon conversion of our convertible debt as assumed conversion would be antidilutive	68.6	68.7
Shares issuable upon exercise of outstanding stock options or vesting of restricted stock units as assumed exercise would be antidilutive	23.9	29.0

As of March 31, 2011, a total of approximately 18.0 million shares of our common stock, which were lent to our share borrower pursuant to the terms of our share lending agreement, as described more fully in Note 2 to our 2010 Form 10-K, were issued and outstanding for corporate law purposes Holders of the borrowed shares have all the rights of a holder of our common stock. However, because the share borrower must return all borrowed shares to us (or identical shares or, in certain circumstances of default by the counterparty, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings (loss) per share.

Note 6—	Employee Retirement Plan

We sponsor a retirement savings 401(k) defined contribution plan, or the Plan, a component of which is a profit sharing contribution for certain eligible employees. All employees are eligible to participate in the Plan. Our contributions expensed for the Plan for the three months ended March 31, 2011 and 2010 were $16 million and $14 million, respectively.

Note 7—	Commitments and Contingencies

In February 2011, we cancelled the orders for two EMBRAER 190 aircraft previously scheduled for delivery in 2013.

As of March 31, 2011, our firm aircraft orders consisted of 53 Airbus A320 aircraft, 51 EMBRAER 190 aircraft and 14 spare engines scheduled for delivery through 2018. Committed expenditures for these aircraft, including the related flight equipment and estimated amounts for contractual price escalations and predelivery deposits, will be approximately $270 million for the remainder of 2011, $470 million in 2012, $535 million in 2013, $800 million in 2014, $925 million in 2015 and $1.20 billion thereafter.

In March 2011, we executed a seven year agreement, subject to an optional three year extension, with ViaSat Inc. to develop and introduce in-flight broadband connectivity technology on our aircraft. Committed expenditures under this agreement include a minimum of $9 million through 2017 and an additional $22 million for minimum hardware and software purchases. Through our wholly-owned subsidiary LiveTV, we plan to partner with ViaSat to make this technology available to other airline customers in the future as well.

As of March 31, 2011, we had approximately $31 million of restricted assets pledged under standby letters of credit related to certain of our leases which will expire at the end of the related lease terms. Additionally, we had $19 million pledged related to our workers compensation insurance policies and other business partner agreements, which will expire according to the terms of the related policies or agreements.

In March 2010, we announced that we will be combining our Darien, CT and Forest Hills, NY corporate offices and relocating to a new corporate headquarters in Long Island City, NY. In September 2010, we executed a 12 year lease for our new corporate headquarters in Long Island City. Other than this commitment, we do not have any material obligations as of March 31, 2011 related to this corporate relocation, which is currently scheduled to commence in 2012.

Note 8—	Financial Derivative Instruments and Risk Management

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

Aircraft fuel derivatives:  We attempt to obtain cash flow hedge accounting treatment for each aircraft fuel derivative that we enter into. This treatment is provided for under the Derivatives and Hedging topic of the Codification, which allows for gains and losses on the effective portion of qualifying hedges to be deferred until the underlying planned jet fuel consumption occurs, rather than recognizing the gains and losses on these instruments into earnings during each period that they are outstanding. The effective portion of realized aircraft fuel hedging derivative gains and losses is recognized in fuel expense in the period the underlying fuel is consumed.

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

Our current approach to fuel hedging is to enter into hedges on a discretionary basis without a specific target of hedge percentage needs in order to mitigate potential liquidity issues and cap fuel prices, when possible.

The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of March 31, 2011, related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

	Crude oil cap	Crude oil	Heating oil	Jet fuel swap
	agreements	collars	collars	agreements	Total

Second Quarter 2011	21%	10%	5%	2%	38%
Third Quarter 2011	18%	9%	4%	—	31%
Fourth Quarter 2011	7%	10%	4%	—	21%
First Quarter 2012	3%	5%	—	—	8%
Second Quarter 2012	2%	5%	—	—	7%
Third Quarter 2012	—	4%	—	—	4%
Fourth Quarter 2012	—	5%	—	—	5%

We also have outstanding contracts for approximately 5% of our projected fuel consumption for each of the second through fourth quarters of 2011 using 3-way crude oil collars, which have not been designated as cash flow hedges for accounting purposes. As of March 31, 2011, the fair value recorded for these contracts was approximately $2 million.

Interest rate swaps:  The interest rate hedges we had outstanding as of March 31, 2011 effectively swap floating rate for fixed rate, taking advantage of lower borrowing rates in existence at the time of the hedge transaction as compared to the date our original debt instruments were executed. As of March 31, 2011, we had $377 million in notional debt outstanding related to these swaps, which cover certain interest payments through August 2016. The notional amount decreases over time to match scheduled repayments of the related debt.

All of our outstanding interest rate swap contracts qualify as cash flow hedges in accordance with the Derivatives and Hedging topic of the Codification. Since all of the critical terms of our swap agreements match the debt to which they pertain, there was no ineffectiveness relating to these interest rate swaps in 2011 or 2010, and all related unrealized losses were deferred in accumulated other comprehensive income. We recognized approximately $2 million in additional interest expense as the related interest payments were made during each of the three months ended March 31, 2011 and 2010.

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

The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts. Our policy is to offset the liabilities represented by these contracts with any cash collateral paid to the counterparties. We did not have any collateral posted related to our outstanding fuel hedge contracts at March 31, 2011 or December 31, 2010. We had $21 million and $30 million posted in collateral related to our interest rate derivatives which offset the hedge liability in other current liabilities at March 31, 2011 and December 31, 2010, respectively.

The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions).

	As of
	March 31,	December 31,
	2011	2010

Fuel derivatives
Asset fair value recorded in prepaid expenses and other	$45	$19
Asset fair value recorded in other long term assets	8	4
Longest remaining term (months)	21	24
Hedged volume (barrels, in thousands)	4,140	4,290
Estimated amount of existing gains (losses) expected to be reclassified into earnings in the next 12 months	29	3
Interest rate derivatives
Liability fair value recorded in other long term liabilities (1)	21	23
Estimated amount of existing gains (losses) expected to be reclassified into earnings in the next 12 months	(10)	(10)

	Three Months Ended
	March 31,
	2011	2010

Fuel derivatives
Hedge effectiveness gains (losses) recognized in aircraft fuel expense	$2	$2
Gains (losses) on derivatives not qualifying for hedge accounting recognized in other income (expense)	2	—
Hedge gains (losses) on derivatives recognized in comprehensive income (see Note 4)	32	(7)
Percentage of actual consumption economically hedged	37%	65%
Interest rate derivatives
Hedge gains (losses) on derivatives recognized in comprehensive income (see Note 4)	—	(7)
Hedge gains (losses) on derivatives recognized in interest expense	(2)	(2)

(1)	Gross liability, prior to impact of collateral posted

Note 9—	Fair Value of Financial Instruments

The Fair Value Measurements and Disclosures topic of the Codification requires disclosures about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1	quoted prices in active markets for identical assets or liabilities;

Level 2	quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3	unobservable inputs, such as discounted cash flow models or valuations.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2011 and December 31, 2010 (in millions).

	As of March 31, 2011
	Level 1	Level 2	Level 3	Total

Assets
Cash and cash equivalents	$413	$—	$—	$413
Restricted cash	59	—	—	59
Available-for-sale investment securities	239	—	—	239
Aircraft fuel derivatives	—	53	—	53

	$711	$53	$—	$764

Liabilities
Interest rate swap	$—	$—	$21	$21

	$—	$—	$21	$21

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total

Assets
Cash and cash equivalents	$399	$—	$—	$399
Restricted cash	59	—	—	59
Available-for-sale investment securities	154	—	—	154
Aircraft fuel derivatives	—	23	—	23

	$612	$23	$—	$635

Liabilities
Interest rate swap	$—	$—	$23	$23

	$—	$—	$23	$23

Refer to Note 3 for fair value information related to our outstanding debt obligations as of March 31, 2011. The following tables reflect the activity for the major classes of our assets and liabilities measured at fair value using level 3 inputs (in millions) for the three months ended March 31, 2010 and 2011:

Interest Rate
Swaps

Balance as of December 31, 2010	$(23)
Transfers in	—
Total gains or (losses), realized or unrealized
Included in earnings	—
Included in comprehensive income	—
Purchases, issuances and settlements, net	2

Balance as of March 31, 2011	$(21)

	Auction Rate	Put Option	Interest Rate
	Securities	related to ARS	Swaps	Total

Balance as of December 31, 2009	$74	$11	$(10)	$75
Transfers in	—	—	—	—
Total gains or (losses), realized or unrealized
Included in earnings	1	(1)	—	—
Included in comprehensive income	—	—	(7)	(7)
Purchases, issuances and settlements, net	(12)	(1)	2	(11)

Balance as of March 31, 2010	$63	$9	$(15)	$57

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

Available-for-sale investment securities:  Included in our available-for-sale investment securities are certificate of deposits placed through an account registry service, or CDARS, and commercial paper with original maturities greater than 90 days but less than one year. We also held asset backed securities, which are considered variable rate demand notes with contractual maturities generally greater than ten years with interest reset dates often every 30 days or less. The fair values of these investments are based on observable market data. We did not record any significant gains or losses on these securities during the three months ended March 31, 2011.

Auction rate securities and related put option:  In July 2010, all of our then outstanding auction rate securities were repurchased at par by UBS in accordance with the settlement agreement we had with UBS. The proceeds were used to terminate the outstanding balance on the line of credit with UBS. As a result, we no longer hold any trading securities at March 31, 2011, and the related put option was also terminated upon final sale of the investments. We had elected to apply the fair value option under the Financial Instruments topic of the Codification to the UBS put option in order to closely conform to our treatment of the underlying ARS.

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

Outlook

During 2011, oil prices rose significantly amid geo-political unrest and continued weakness in the global economy. Meanwhile, the U.S. domestic economy continued to be challenged and on a path of slow recovery, which was evident in the pricing environment. We participated in several industry-wide fare increases throughout the first quarter of 2011, which have helped to offset the 35% year over year increase in the price of fuel. Our average fare for the first quarter increased 6% to $150 over the same period in 2010. We are encouraged by the demand environment and revenue and pricing trends going into the second quarter of 2011 despite a competitive industry landscape and rising fuel prices.

We remain committed to achieving our long-term sustainable growth goals and to making sound investments that will help position us well for the future while building upon our strong brand and continuing to refine and enhance the JetBlue Experience. In doing so, we intend to continue to actively manage capital expenditures, focus on controlling costs and optimize unit revenues despite the challenging landscape. We are determined to rationalize capacity and take advantage of market opportunities, especially with regards to competitive capacity reductions, while seeking to balance the peaks and trough periods of the travel markets.

We continue to leverage our presence as the largest domestic carrier at both New York’s John F. Kennedy Airport, or JFK, and Boston’s Logan International Airport, or Logan. A key element to this includes building our portfolio of strategic commercial partnerships. To this end, in March 2011, we announced two new commercial partnerships, allowing our customers to access several new international markets we do not serve and vice versa, allowing those international travelers whom we do not otherwise serve to easily access many of our key domestic and Caribbean routes. Our new partners include LAN Airlines S.A. and its affiliates, a leading group of airlines in Latin America, and Virgin Atlantic, an award winning long-haul airline. Through our partnership with Virgin Atlantic, we are offering customers connections through not only JFK and Logan, but also Washington DC’s Dulles International Airport and Orlando International Airport.

Our disciplined growth strategy includes managing capacity as well as the growth, size and age of our fleet. We have announced plans to begin service to Anchorage, Alaska and Martha’s Vineyard, Massachusetts in May 2011. We remain focused on our operations in Boston and the Caribbean and Latin America, especially as competitive reductions continue in those regions, and have also announced plans to further increase our presence in San Juan, Puerto Rico. We expect our operating aircraft to consist of 120 Airbus A320 aircraft and 49 EMBRAER 190 aircraft at the end of 2011, which includes the return of one EMBRAER 190 aircraft to its lessor in the second quarter. We have one of the youngest and most fuel efficient fleets in the industry, with an average age of 5.5 years, which we believe gives us a competitive advantage.

We believe our strong brand and JetBlue Experience are core elements of our continued success. To that end, we always seek to enhance our product and provide our customers with superior service. During 2011, we intend to enhance our in-flight entertainment options, cabin and gate experience. Long term, we expect to continue to make investments in the JetBlue Experience. Notably, we recently executed an agreement with ViaSat Inc. to jointly develop and introduce state of the art in-flight broadband connectivity technology on our aircraft.

Our financial goals also remain a focus of our attention. These goals include a commitment to generating positive free cash flow, an emphasis on maintaining an adequate liquidity position, and a rigorous focus on cost control. The first quarter of 2011 presented some challenges. The winter storm season was extremely severe, near record levels in many key areas of our operations, which pressured our costs per available seat mile, or CASM, excluding fuel and negatively impacted our completion factor, which in turn had a positive impact on our passenger revenue per available seat mile, or PRASM. Maintenance costs also continue to increase with the aging of our fleet.

The price and availability of aircraft fuel, which is our single largest operating expense, are extremely volatile due to global economic and geopolitical factors that we can neither control nor accurately predict. During 2011, fuel prices have been rising significantly and remain volatile. We continue to build our fuel hedging portfolio. We effectively hedged 37% of our total first quarter 2011 fuel consumption. As of March 31, 2011, we had outstanding fuel hedge contracts covering approximately 43% of our forecasted consumption for the second quarter of 2011, 35% for the full year 2011, and 6% for the full year 2012.

In response to the significant rise in the price of fuel, we are slightly reducing our planned capacity increase later in 2011, similar to many other airlines. We expect our full-year operating capacity to increase approximately 6% to 8% over 2010 primarily as a result of our growth in the Caribbean and Latin America as well as in San Juan, Puerto Rico and the net addition of four EMBRAER 190 and four Airbus A320 aircraft to our operating fleet. Assuming fuel prices of $3.32 per gallon, including fuel taxes and net of effective hedges, our cost per available seat mile for 2011 is expected to increase by 15% to 17% over 2010. This expected increase is a result of higher fuel prices, higher salaries, wages, and benefits and higher maintenance costs.

Results of Operations

Our operating revenue per available seat mile for the quarter increased 15% over the same period in 2010. Our average fares for the quarter increased 6% over 2010 to $150, while our load factor increased 4.6 points from a year ago to 81.4%. During 2011, we remain committed to our efforts to improve revenue performance during off-peak travel periods by attracting new customers, continuing to refine our product and the JetBlue Experience and offering fare sales and promotions when the markets allow.

Our on-time performance, defined by the Department of Transportation, or DOT, as arrival within 14 minutes of schedule, was 67.5% in the first quarter of 2011 compared to 72.7% for the same period in 2010, while our completion factor was 96.5% and 97.0% in 2011 and 2010, respectively.

Three Months Ended March 31, 2011 and 2010

We reported net income of $3 million for the three months ended March 31, 2011, compared to a net loss of $1 million for the three months ended March 31, 2010. Diluted earnings per share were $0.01 for the first quarter of 2011 compared to a diluted loss per share of $0.00 for 2010. Our operating income for the three months ended March 31, 2011 was $45 million compared to $43 million for the same period last year, and our pre-tax margin increased 0.8 points from 2010 to 0.6%.

Operating Revenues.  Operating revenues increased 16%, or $141 million, over the same period in 2010, primarily due to a 15%, or $120 million, increase in passenger revenues. The increase in passenger revenues was largely attributable to an 8% increase in yield over the first quarter of 2010. Additionally, in March 2011, we implemented a fee increase in our Even More Legroom seats.

Other revenue increased 26%, or $21 million, primarily due to a $9 million increase in marketing related revenues, of which $5 million related to an increase in revenue recognized related to the guarantee associated with our co-branded credit card agreement. Additionally we had an 18%, or $5 million, increase in change fees primarily as a result of significant fee waivers during the first quarter of 2010 in conjunction with the implementation of our new customer service system and a $5 million increase in third party revenues for LiveTV.

Operating Expenses.  Operating expenses increased 17%, or $139 million, over the same period in 2010, primarily due to higher fuel prices, higher maintenance costs, increased salaries, wages, and benefits, and increased variable costs related to severe winter storms. Operating capacity increased 1% to 8.51 billion available seat miles. Operating expenses per available seat mile increased 16% to 11.37 cents for the three months ended March 31, 2011. Excluding fuel, our cost per available seat mile for the three months ended

March 31, 2011 was 6% higher compared to the same period in 2010. In detail, operating costs per available seat mile were as follows (percent changes are based on unrounded numbers):

	Three Months Ended March 31,		Percent
	2011	2010	Change
	(in cents)

Operating expenses:
Aircraft fuel	4.15	3.02	37.2%
Salaries, wages and benefits	2.76	2.60	6.5%
Landing fees and other rents	.67	.65	3.5%
Depreciation and amortization	.66	.67	(2.4)%
Aircraft rent	.40	.37	8.4%
Sales and marketing	.53	.47	12.2%
Maintenance materials and repairs	.62	.46	34.4%
Other operating expenses	1.58	1.59	(0.5)%

Total operating expenses	11.37	9.83	15.6%

Aircraft fuel expense increased 39%, or $99 million, due to a 35% increase in average fuel cost per gallon, or $91 million after the impact of fuel hedging, and an increase of 4 million gallons of aircraft fuel consumed, resulting in $8 million in additional fuel expense. We recorded $2 million in effective fuel hedge gains during each of 2011 and 2010. Our average fuel cost per gallon was $2.94 for the first quarter of 2011 compared to $2.19 for the first quarter of 2010. Cost per available seat mile increased 37% primarily due to the increase in fuel price.

Salaries, wages and benefits increased 8%, or $16 million, primarily due to increases in wages and related benefits as a result of pay increases for many of our larger work groups, increased costs in medical insurance and the increasing seniority levels of our crewmembers. Additionally, we had a 6% increase in the average number of full-time equivalent pilots and flight attendants needed to support our growth plans. These increases were partially offset by an additional $6 million of expense associated with higher staffing levels in the first quarter of 2010 related to the implementation of our new customer service system. Cost per available seat mile increased 7% primarily due to an increase in full-time equivalent employees and pay rate adjustments.

Landing fees and other rents increased 5%, or $3 million, due to a 4% increase in departures over 2010 and a slight increase in landing fee and airport rental rates associated with increased rates in existing markets, as well as the opening of four new cities since the first quarter of 2010. Cost per available seat mile increased 4% due to decreased stage length and rate increases.

Depreciation and amortization decreased 1%, or $1 million, primarily due to a shift in costs from depreciation expense to other operating costs as a result of our IT investments made during 2010. This decrease was offset by having an average of 101 owned and capital leased aircraft in 2011 compared to 96 in 2010.

Aircraft rent increased 10%, or $3 million, primarily due to our leasing of six used aircraft during the second half of 2010. Cost per available seat mile increased due to a higher percentage of our fleet being leased.

Sales and marketing expense increased 13%, or $5 million, due to $1 million in higher commissions in 2011 related to our increased participation in GDSs and online travel agencies, $2 million in higher credit card fees resulting from the increased average fares, and $2 million in higher advertising costs. On a cost per available seat mile basis, sales and marketing expense increased 12% primarily due to higher advertising expense and increased fares.

Maintenance, materials, and repairs increased 36%, or $13 million, due to 10 additional average operating aircraft in 2011 compared to the same period in 2010, the gradual aging of our fleet, and aircraft coming off of warranty. The average age of our fleet increased to 5.5 years as of March 31, 2011 compared to 4.6 years as of March 31, 2010. Maintenance expense is expected to continue to increase significantly as our fleet ages, resulting in the need for additional repairs over time. Cost per available seat mile increased 34% primarily due to the gradual aging of our fleet.

Other operating expenses increased 1%, or $1 million, primarily due to an increase in variable costs as a result of 4% more departures versus 2010, a severe winter storm season, a shift in IT infrastructure costs from depreciation expense and operating out of four additional cities opened since the first quarter of 2010. These increases were offset by $10 million in one time costs related to the implementation of our new customer service system incurred in the first quarter of 2010. Cost per available seat mile decreased 1% primarily due to the implementation costs associated with our new customer service system.

Other Income (Expense).  Interest expense decreased 5%, or $3 million, primarily due to lower average principal balances outstanding on our debt.

Interest income and other increased 133%, or $2 million, due to $2 million in gains to record the fair market value adjustment of derivative instruments not classified as cash flow hedges. While accounting ineffectiveness on our crude and heating oil derivative instruments classified as cash flow hedges in each of 2010 and 2011 was immaterial, we are unable to predict what the amount of ineffectiveness will be related to these instruments, or the potential loss of hedge accounting, which is determined on a derivative-by-derivative basis, due to the volatility in the forward markets for these commodities.

The following table sets forth our operating statistics for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Percent
	2011	2010	Change

Operating Statistics:
Revenue passengers (thousands)	6,039	5,528	9.2
Revenue passenger miles (millions)	6,924	6,470	7.0
Available seat miles (ASMs) (millions)	8,511	8,424	1.0
Load factor	81.4%	76.8%	4.6	pts.
Aircraft utilization (hours per day)	11.0	11.8	(6.4)
Average fare	$150.02	$142.16	5.5
Yield per passenger mile (cents)	13.08	12.15	7.7
Passenger revenue per ASM (cents)	10.64	9.33	14.1
Operating revenue per ASM (cents)	11.89	10.33	15.1
Operating expense per ASM (cents)	11.37	9.83	15.6
Operating expense per ASM, excluding fuel (cents)	7.22	6.81	6.1
Airline operating expense per ASM (cents) (1)	11.17	9.62	16.2
Departures	56,706	54,367	4.3
Average stage length (miles)	1,075	1,102	(2.5)
Average number of operating aircraft during period	161.4	151.0	6.9
Average fuel cost per gallon	$2.94	$2.19	34.5
Fuel gallons consumed (millions)	120	116	3.1
Full-time equivalent employees at period end (1)	11,281	11,084	1.8

(1)	Excludes operating expenses and employees of LiveTV, LLC, which are unrelated to our airline operations.

Liquidity and Capital Resources

At March 31, 2011, we had unrestricted cash and cash equivalents of $550 million and short term investments of $559 million compared to cash and cash equivalents of $465 million and short term investments of $495 million at December 31, 2010. Cash flows from operating activities were $231 million for the three months ended March 31, 2011 compared to $229 million for the three months ended March 31, 2010. The increase in operating cash flows includes the impact of the increase in average fares and the 35%

higher price of fuel in 2011 compared to 2010. We rely primarily on operating cash flows to provide working capital.

Investing Activities.  During the three months ended March 31, 2011, capital expenditures related to our purchase of flight equipment included expenditures of $95 million for two Airbus A320 aircraft and one EMBRAER E190 aircraft, $7 million for flight equipment deposits and $7 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases, facilities improvements and LiveTV inventory, were $14 million. Investing activities also included the net purchase of $61 million in investment securities.

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

Financing Activities.  Financing activities for the three months ended March 31, 2011 consisted of (1) scheduled maturities of $42 million of debt and capital lease obligations, (2) our issuance of $24 million in fixed rate equipment notes and $62 million in non-public floating rate equipment notes secured by two Airbus A320 aircraft and one EMBRAER E190 aircraft, (3) the repayment of $2 million in principal related to our construction obligation for Terminal 5 and (4) $3 million in treasury shares related to the withholding of taxes, upon the vesting of restricted stock units.

We may in the future issue, in one or more public offerings, debt securities, pass-through certificates, common stock, preferred stock and/or other securities. At this time, we have no plans to sell any such securities.

Financing activities for the three months ended March 31, 2010 consisted of (1) the required repurchase of $155 million of our 3.75% convertible debentures due 2035, (2) borrowing a net $7 million on our line of credit collateralized by our auction rate securities, (3) scheduled maturities of $39 million of debt and capital lease obligations, and (4) reimbursement of construction costs incurred for our Terminal 5 of $4 million.

Working Capital.  We had working capital of $278 million and $275 million at March 31, 2011 and December 31, 2010, respectively. Our working capital includes the fair value of our short term fuel hedge derivatives, which was an asset of $45 million and $19 million at March 31, 2011 and December 31, 2010, respectively.

We expect to meet our obligations as they become due through available cash, investment securities and internally generated funds, supplemented as necessary by financing activities, as they may be available to us. We expect to generate positive working capital through our operations. However, we cannot predict what the effect on our business might be from the extremely competitive environment we are operating in or from events that are beyond our control, such as volatile fuel prices, economic conditions, weather-related disruptions, the impact of airline bankruptcies or consolidations, U.S. military actions or acts of terrorism. We believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

Contractual Obligations

Our noncancelable contractual obligations at March 31, 2011, include the following (in millions):

	Payments due in
	Total	2011	2012	2013	2014	2015	Thereafter

Long-term debt and capital lease obligations (1)	$3,825	$247	$310	$501	$703	$330	$1,734
Lease commitments	1,707	161	192	165	166	170	853
Flight equipment obligations	4,200	270	470	535	800	925	1,200
Financing obligations and other (2)	3,281	183	285	256	213	243	2,101

Total	$13,013	$861	$1,257	$1,457	$1,882	$1,668	$5,888

(1)	Includes actual interest and estimated interest for floating-rate debt based on March 31, 2011 rates.

(2)	Amounts include noncancelable commitments for the purchase of goods and services.

There have been no material changes in the terms of our debt instruments from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources included in our 2010 Form 10-K. We are not subject to any financial covenants in any of our debt obligations. Our spare parts pass-through certificates issued in November 2006 require us to maintain certain non-financial collateral coverage ratios, which could require us to provide additional spare parts collateral or redeem some or all of the related equipment notes. As a combined result of lower spare parts inventory balances due to better inventory management and a decline in the market for spare parts, we failed to meet the minimum ratios on our spare parts pass-through certificates. In order to maintain the ratios, we will post $6 million in collateral in the second quarter of 2011.

We have approximately $31 million of restricted cash pledged under standby letters of credit related to certain of our leases which will expire at the end of the related lease terms.

As of March 31, 2011, we operated a fleet of 118 Airbus A320 aircraft and 46 EMBRAER 190 aircraft, of which 99 were owned, 61 were leased under operating leases and 4 were leased under capital leases. The average age of our operating fleet was 5.5 years as of March 31, 2011. In February 2011, we cancelled the orders for two EMBRAER 190 aircraft previously scheduled for delivery in 2013. As of March 31, 2011, we had on order 53 Airbus A320 aircraft and 51 EMBRAER 190 aircraft; with options to acquire 8 additional Airbus A320 aircraft and 65 additional EMBRAER 190 aircraft as follows:

	Firm			Option
	Airbus	EMBRAER		Airbus	EMBRAER
Year	A320	190	Total	A320	190	Total

Remainder of 2011	2	4	6	—	—	—
2012	7	4	11	—	5	5
2013	7	5	12	—	10	10
2014	12	7	19	4	10	14
2015	15	7	22	4	10	14
2016	10	8	18	—	10	10
2017	—	8	8		10	10
2018	—	8	8	—	10	10

	53	51	104	8	65	73

Committed expenditures for our 104 firm aircraft and 14 spare engines include estimated amounts for contractual price escalations and predelivery deposits. Debt financing has been arranged for all of our remaining firm aircraft deliveries scheduled for 2011. Although we believe that debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot give assurance that we will be able to secure financing on terms attractive to us, if at all. While these financings may or may not result in an increase in liabilities on our balance sheet, our fixed costs will increase significantly regardless of the financing method ultimately chosen. To the extent we cannot secure financing, we may be required to pay in cash, further modify our aircraft acquisition plans or incur higher than anticipated financing costs. Capital expenditures for facility improvements, spare parts, and ground purchases are expected to be approximately $95 million for the remainder of 2011.

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

We utilize a policy provider to provide credit support on the Class G-1 and Class G-2 certificates. The policy provider has unconditionally guaranteed the payment of interest on the certificates when due and the payment of principal on the certificates no later than 18 months after the final expected regular distribution date. The policy provider is MBIA Insurance Corporation (a subsidiary of MBIA, Inc.). Financial information for the parent company of the policy provider is available at the SEC’s website at http://www.sec.gov or at the SEC’s public reference room in Washington, D.C. Any information on these websites or relating to these parties is not a part of or incorporated into this Form 10-Q.

We have also made certain guarantees and indemnities to other unrelated parties that are not reflected on our balance sheet, which we believe will not have a significant impact on our results of operations, financial condition or cash flows. We have no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates included in our 2010 Form 10-K.

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

Additional information concerning these and other factors is contained in our SEC filings, including but not limited to, our 2010 Form 10-K and part II of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2010 Form 10-K, except as follows:

Aircraft Fuel.  As of March 31, 2011, we had hedged approximately 35% of our expected remaining 2011 fuel requirements using jet fuel swaps, heating oil collars, and crude oil caps and collars. Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the March 31, 2011, cost per gallon of fuel, including the effects of our fuel hedges. Based on our projected twelve month fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $167 million, compared to an estimated $108 million for 2010 measured as of March 31, 2010. See Note 8 to our unaudited condensed consolidated financial statements for additional information.

Fixed Rate Debt.  On March 31, 2011, our $324 million aggregate principal amount of convertible debt had an estimated fair value of $508 million, based on quoted market prices.

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

In connection with the preparation of this Report, our Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the fiscal quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following is an update to Item 1A-Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2010, or our 2010 Form 10-K. For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to our 2010 Form 10-K.

Risks Related to JetBlue

We rely heavily on automated systems to operate our business; any failure of these systems could harm our business.

We are dependent on automated systems and technology to operate our business, enhance customer service and achieve low operating costs. The performance and reliability of our automated systems and data center is critical to our ability to operate our business and compete effectively. These systems include our computerized airline reservation system, flight operations system, telecommunications systems, website, maintenance systems, check-in kiosks, in-flight entertainment systems and our primary and redundant data centers. Our website and reservation system must be able to accommodate a high volume of traffic and deliver important flight information. These systems require upgrades or replacement periodically, which involve implementation and other operational risks. Our business may be harmed if we fail to operate, replace or upgrade our systems or data center infrastructure successfully.

We rely on the providers of our current automated systems and data center infrastructure for technical support. If the current provider were to fail to adequately provide technical support for any one of our key existing systems or if new or updated components were not integrated smoothly, we could experience service disruptions, which, if they were to occur, could result in the loss of important data, increase our expenses, decrease our revenues and generally harm our business and reputation. Furthermore, our automated systems cannot be completely protected against events that are beyond our control, including natural disasters, computer viruses, other security breaches, or telecommunications failures. Substantial or sustained system failures could impact customer service and result in our customers purchasing tickets from other airlines. We have implemented security measures and change control procedures and have disaster recovery plans; however, we cannot assure you that these measures are adequate to prevent disruptions, which, if they were to occur, could result in the loss of important data, increase our expenses, decrease our revenues and generally harm our business and reputation.

ITEM 6.	EXHIBITS.

Exhibits:  See accompanying Exhibit Index included after the signature page of this report for a list of the exhibits filed or furnished with this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date: May 10, 2011	By:	/s/ DONALD DANIELS
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit
Number	Exhibit

10.3(t)**	Side letter No. 29 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated March 14, 2011.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32	Certification Pursuant to Section 1350, furnished herewith.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

**	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the SEC.