Form 10-Q
period 2011-06-30
JETBLUE AIRWAYS CORP
filed 2011-08-03
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of June 30, 2011, there were 296,880,550 shares outstanding of the registrant’s common stock, par value $.01.

JetBlue Airways Corporation
FORM 10-Q
INDEX

Page #’s
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets — June 30, 2011 and December 31, 2010	3
Consolidated Statements of Operations — Three and Six Months Ended June 30, 2011 and 2010	5
Condensed Consolidated Statements of Cash Flows — Six Months Ended June 30, 2011 and 2010	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 6. Exhibits	30
EX-10.1.Y
EX-10.31.A
EX-10.31.B
EX-10.32
EX-12.1
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$575	$465
Investment securities	598	495
Receivables, less allowance	114	84
Restricted cash	—	3
Prepaid expenses and other	275	313

Total current assets	1,562	1,360

PROPERTY AND EQUIPMENT
Flight equipment	4,517	4,320
Predelivery deposits for flight equipment	166	178

	4,683	4,498
Less accumulated depreciation	753	679

	3,930	3,819

Other property and equipment	500	491
Less accumulated depreciation	192	178

	308	313

Assets constructed for others	559	558
Less accumulated depreciation	60	49

	499	509

Total property and equipment	4,737	4,641

OTHER ASSETS
Investment securities	133	133
Restricted cash	65	65
Other	411	394

Total other assets	609	592

TOTAL ASSETS	$6,908	$6,593

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30,	December 31,
	2011	2010
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$102	$104
Air traffic liability	705	514
Accrued salaries, wages and benefits	138	147
Other accrued liabilities	175	137
Current maturities of long-term debt and capital leases	190	183

Total current liabilities	1,310	1,085

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	2,893	2,850

CONSTRUCTION OBLIGATION	526	533

DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	348	327
Other	141	144

	489	471

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 900,000,000 shares authorized, 325,041,254 and 322,272,207 shares issued and 296,880,550 and 294,687,308 outstanding in 2011 and 2010, respectively	3	3
Treasury stock, at cost; 28,160,704 and 27,585,367 shares in 2011 and 2010, respectively	(7)	(4)
Additional paid-in capital	1,460	1,446
Retained earnings	247	219
Accumulated other comprehensive loss	(13)	(10)

Total stockholders’ equity	1,690	1,654

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,908	$6,593

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
OPERATING REVENUES
Passenger	$1,046	$851	$1,952	$1,637
Other	105	89	211	174

Total operating revenues	1,151	940	2,163	1,811

OPERATING EXPENSES
Aircraft fuel and related taxes	439	279	792	533
Salaries, wages and benefits	235	218	470	437
Landing fees and other rents	63	58	120	112
Depreciation and amortization	58	54	114	111
Aircraft rent	36	31	70	62
Sales and marketing	51	43	96	83
Maintenance materials and repairs	54	41	106	80
Other operating expenses	129	121	264	255

Total operating expenses	1,065	845	2,032	1,673

OPERATING INCOME	86	95	131	138

OTHER INCOME (EXPENSE)
Interest expense	(44)	(43)	(88)	(90)
Capitalized interest	1	1	2	2
Interest income and other	—	(1)	4	1

Total other income (expense)	(43)	(43)	(82)	(87)

INCOME BEFORE INCOME TAXES	43	52	49	51

Income tax expense	18	21	21	21

NET INCOME	$25	$31	$28	$30

EARNINGS PER COMMON SHARE:
Basic	$0.09	$0.11	$0.10	$0.11

Diluted	$0.08	$0.10	$0.10	$0.11

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six months ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28	$30
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	21	20
Depreciation	105	96
Amortization	16	20
Stock-based compensation	7	8
Collateral returned (paid) for derivative instruments	7	(5)
Changes in certain operating assets and liabilities	198	172
Other, net	24	15

Net cash provided by operating activities	406	356

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(204)	(131)
Predelivery deposits for flight equipment	(24)	(20)
Assets constructed for others	(2)	(8)
Sale of auction rate securities	—	36
Purchase of available-for-sale securities	(279)	(722)
Sale of available-for-sale securities	114	761
Purchase of held-to-maturity investments	(236)	(584)
Proceeds from the maturities of held-to-maturity investments	291	72
Other, net	1	—

Net cash used in investing activities	(339)	(596)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	5	5
Issuance of long-term debt	141	66
Short-term borrowings and lines of credit	—	20
Construction obligation	2	9
Repayment of long-term debt and capital lease obligations	(92)	(239)
Repayment of short-term borrowings and lines of credit	—	(37)
Other, net	(13)	(3)

Net cash provided by (used in) financing activities	43	(179)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	110	(419)

Cash and cash equivalents at beginning of period	465	896

Cash and cash equivalents at end of period	$575	$477

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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
     Investment securities: We held various investment securities at June 30, 2011 and December 31, 2010. When sold, we use a specific identification method to determine the cost of the securities. The carrying values of these investments were as follows (in millions):

	June 30,	December 31,
	2011	2010
Available-for-sale securities
Asset-back securities	$10	$10
Time deposits	40	19
Commercial paper	269	125

	319	154
Held-to-maturity securities
Corporate bonds	327	418
Municipal bonds	—	16
Government bonds	85	40

	412	474

Total	$731	$628

     Held-to-maturity investment securities: The contractual maturities of the corporate bonds we held as of June 30, 2011 were no greater than 24 months. We did not record any significant gains or losses on these securities during the six months ended June 30, 2011. The estimated fair value of these investments approximates their carrying value as of June 30, 2011.
     Loyalty Program: The initial five year term of our co-branded credit card agreement, under which we sell TrueBlue points as described in Note 1 of our 2010 Form 10-K, provided for a minimum cash payment guarantee through April 2011 if specified point sales and other ancillary activity payments were not achieved. During the six months ended June 30, 2011 and 2010, we recognized approximately $10 million and $5 million, respectively, of other revenue related to this guarantee. The remaining $1 million received under this guarantee is subject to refund and is included in our air traffic liability as of June 30, 2011.
     New Accounting Pronouncements: On January 1, 2011, the September 2009 Emerging Issues Task Force updates to the Revenue Recognition topic of the Financial Accounting Standards Board’s, or FASB, Accounting Standards Codification, or Codification, rules became effective, which change the accounting for certain revenue arrangements. The new requirements change the allocation methods used in determining how to account for multiple element arrangements and may result in the ability to separately account for more deliverables, and potentially less revenue deferrals. Additionally, this new accounting treatment requires enhanced disclosures in financial statements. This new accounting treatment will impact any new contracts entered into by LiveTV, as well as any loyalty program or commercial partnership arrangements we may enter into or materially modify. Since adoption of this new accounting treatment, we have not entered into any new or materially modified contracts.
In May 2011, the FASB issued Accounting Standards Update 2011-04, or ASU 2011-04, amending the Fair Value Measurement topic of the Codification. The amendments in this update were intended to result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards, or IFRS. ASU 2011-04 expands and enhances current disclosures about fair value measurements and clarifies the FASB’s intent about the application of existing fair value measurement requirements in certain circumstances. These amendments are effective for fiscal years and interim periods beginning after December 15, 2011 and should be applied prospectively. Although we continue to review this update, we do not believe that it will have a material impact on our consolidated financial statements or the notes thereto.
In June 2011, the FASB issued Accounting Standards Update 2011-05, or ASU 2011-05, amending the Comprehensive Income topic of the Codification. This update changes the requirements for the presentation of other comprehensive income, eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other things. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. These amendments are effective for fiscal years and interim periods beginning after December 15, 2011 and should be applied retrospectively. Since the update only requires a change in presentation, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.
Note 2 — Stock-Based Compensation
     2011 Incentive Compensation Plan: At our Annual Shareholders Meeting held on May 26, 2011, our shareholders approved the new 2011 Incentive Compensation Plan, or 2011 Plan, which replaces the Amended and Restated 2002 Stock Incentive Plan, which was set to expire at the end of 2011. Upon inception, the 2011 Plan had 15.0 million shares of our common stock reserved for issuance. The 2011 Plan, by its terms, will terminate no later than May 2021. During June 2011, we granted an insignificant amount of restricted stock units and deferred stock units under the 2011 Plan.
     Amended and Restated 2002 Stock Incentive Plan: During the six months ended June 30, 2011, we granted approximately 2.7 million restricted stock units under our Amended and Restated 2002 Stock Incentive Plan, at a weighted average grant date fair value of $6.01 per share. We issued approximately 1.6 million shares of our common stock in connection with the vesting of restricted stock units during the six months ended June 30, 2011. At June 30, 2011, 4.6 million restricted stock units were unvested with a weighted average grant date fair value of $5.64 per share.
     Crewmember Stock Purchase Plan: In May 2011, our shareholders also approved the new 2011 Crewmember Stock Purchase Plan, or 2011 CSPP, to replace the original Crewmember Stock Purchase Plan, which was set to expire in April 2012. The 2011 CSPP has 8.0 million shares of our common stock reserved for issuance. The 2011 CSPP, by its terms, will terminate no later than the last business day of April 2021. All other terms of the 2011 CSPP are essentially the same as the original CSPP.
     LiveTV Equity Incentive Plan: In May 2011, we terminated the LiveTV Equity Incentive Plan, or LiveTV EIP. In exchange for the release of their rights under the LiveTV EIP, participants were granted restricted stock units under the Amended and Restated 2002 Stock Incentive Plan in May 2011.
Note 3 — Long-term Debt and Capital Lease Obligations
Own Share-Lending Arrangement
     In June 2008, as more fully described in Note 2 of our 2010 Annual Report, we loaned 44.9 million shares of our common stock in conjunction with our 2008 $201 million convertible debt issuance. As of June 30, 2011, there were approximately 18.0 million shares outstanding under the share lending agreement. The fair value of similar common shares not subject to our share lending arrangement, based upon our closing stock price, was approximately $110 million.
Other Indebtedness
     During the six months ended June 30, 2011, we issued $93 million in non-public floating rate equipment notes due through 2025 and $48 million, net of discount, in fixed rate equipment notes due through 2026, which are secured by three new Airbus A320 aircraft and two new EMBRAER 190 aircraft.
     We do not have any financial covenants associated with our debt agreements other than certain collateral ratio requirements in our spare parts pass-through certificates and spare engine financing issued in November 2006 and December 2007, respectively. If we fail to maintain these collateral ratios, we are required to provide additional collateral or redeem some or all of the equipment notes so that the ratios return to compliance. As a result of lower spare parts inventory balances and the associated reduced third party valuation of these parts, we pledged as collateral a previously unencumbered spare engine with a carrying value of approximately $7 million during the second quarter of 2011.
     Aircraft, engines and other equipment and facilities having a net book value of $3.67 billion at June 30, 2011 were pledged as security under various loan agreements.
     Our outstanding debt and capital lease obligations were reduced by $91 million as a result of principal payments made during the six months ended June 30, 2011. At June 30, 2011, the weighted average interest rate of all of our long-term debt was 4.53% and scheduled maturities were $96 million for the remainder of 2011, $193 million in 2012, $392 million in 2013, $612 million in 2014, $256 million in 2015 and $1.53 billion thereafter.
     The carrying amounts and estimated fair values of our long-term debt at June 30, 2011 and December 31, 2010 were as follows (in millions):

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Public Debt
Floating rate enhanced equipment notes
Class G-1, due through 2016	$222	$206	$234	$210
Class G-2, due 2014 and 2016	373	330	373	312
Class B-1, due 2014	49	47	49	46
Fixed rate special facility bonds, due through 2036	83	74	84	75
6.75% convertible debentures due in 2039	201	304	201	293
5.5% convertible debentures due in 2038	123	190	123	194

Non-Public Debt
Floating rate equipment notes, due through 2025	750	715	696	654
Fixed rate equipment notes, due through 2026	1,157	1,146	1,144	1,132

Total	$2,958	$3,012	$2,904	$2,916

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

Note 4 — Comprehensive Income
     Comprehensive income includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting. The differences between net income and comprehensive income for each of these periods are as follows (dollars are in millions):

	Three Months Ended
	June 30,
	2011	2010
Net income	$25	$31

Loss on derivative instruments (net of $14 and $11 of taxes)	(22)	(16)

Total other comprehensive loss	(22)	(16)

Comprehensive income	$3	$15

	Six Months Ended
	June 30,
	2011	2010
Net income	$28	$30

Loss on derivative instruments (net of $1 and $16 of taxes)	(3)	(24)

Total other comprehensive loss	(3)	(24)

Comprehensive income	$25	$6

     A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes, for the three and six months ended June 30, 2011 is as follows (in millions):

	Aircraft Fuel	Interest
	Derivatives	Rate Swaps	Total
Beginning accumulated gains (losses), at March 31, 2011	$21	$(12)	$9
Reclassifications into earnings	(2)	1	(1)
Change in fair value	(18)	(3)	(21)

Ending accumulated gains (losses), at June 30, 2011	$1	$(14)	$(13)

	Aircraft Fuel	Interest
	Derivatives	Rate Swaps	Total
Beginning accumulated gains (losses), at December 31, 2010	$4	$(14)	$(10)
Reclassifications into earnings	(4)	3	(1)
Change in fair value	1	(3)	(2)

Ending accumulated gains (losses), at June 30, 2011	$1	$(14)	$(13)

Note 5 — Earnings Per Share

     The following table shows how we computed basic and diluted earnings per common share (dollars in millions; share data in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income	$25	$31	$28	$30
Effect of dilutive securities:
Interest on convertible debt, net of income taxes	3	3	2	6

Net income applicable to common stockholders after assumed conversion for diluted earnings per share	$28	$34	$30	$36

Denominator:
Weighted average shares outstanding for basic earnings per share	278,459	275,229	277,863	274,644
Effect of dilutive securities:
Employee stock options	1,795	2,603	1,937	2,506
Convertible debt	68,605	68,605	27,429	68,605

Adjusted weighted average shares outstanding and assumed conversions for diluted earnings per share	348,859	346,437	307,229	345,755

Shares excluded from EPS calculation (in millions):
Shares issuable upon conversion of our convertible debt as assumed conversion would be antidilutive	—	—	41.2	—
Shares issuable upon exercise of outstanding stock options or vesting of restricted stock units as assumed exercise would be antidilutive	22.3	22.5	23.1	25.8
     As of June 30, 2011, a total of approximately 18.0 million shares of our common stock, which were lent to our share borrower pursuant to the terms of our share lending agreement, as described more fully in Note 2 to our 2010 Form 10-K, were issued and outstanding for corporate law purposes. Holders of the borrowed shares have all the rights of a holder of our common stock. However, because the share borrower must return all borrowed shares to us (or identical shares or, in certain circumstances of default by the counterparty, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings (loss) per share.
Note 6 — Employee Retirement Plan
     We sponsor a retirement savings 401(k) defined contribution plan, or the Plan, a component of which is a profit sharing contribution for certain eligible employees. All employees are eligible to participate in the Plan. Our contributions expensed for the Plan for the three months ended June 30, 2011 and 2010 were $15 million and $13 million, respectively, and contributions expensed for the Plan for the six months ended June 30, 2011 and 2010 were $31 million and $27 million, respectively.
Note 7 — Commitments and Contingencies

     In June 2011, we amended our Airbus purchase agreement, deferring delivery of eight aircraft previously scheduled for delivery in 2014 through 2015 to 2017. Additionally, we cancelled the eight options previously scheduled for delivery in 2014 and 2015. In February 2011, we cancelled the orders for two EMBRAER 190 aircraft previously scheduled for delivery in 2013.
     During the second quarter of 2011, we extended the leases on four Airbus A320 aircraft, leases which were previously set to expire in 2012. These extensions resulted in an additional $19 million of lease commitments through 2015. In May 2011, we returned one EMBRAER E190 aircraft to its lessor, upon expiration of the lease term.
     As of June 30, 2011, our firm aircraft orders consisted of 52 Airbus A320 aircraft, 50 EMBRAER E190 aircraft and 14 spare engines scheduled for delivery through 2018. Committed expenditures for these aircraft, including the related flight equipment and estimated amounts for contractual price escalations and predelivery deposits, were approximately $200 million for the remainder of 2011, $460 million in 2012, $505 million in 2013, $655 million in 2014, $735 million in 2015 and $1.60 billion thereafter.
     In June 2011, we also executed a memorandum of understanding with Airbus to substitute 30 of our 52 remaining A320 aircraft deliveries with A321 aircraft and to place a new order for 40 A320 new engine option, or A320neo, aircraft with delivery tentatively scheduled to commence in 2017. We plan to execute a new purchase agreement incorporating the details of this memorandum of understanding with Airbus later this year.
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
     As of June 30, 2011, we had approximately $31 million of restricted assets pledged under standby letters of credit related to certain of our leases which will expire at the end of the related lease terms. Additionally, we had $19 million pledged related to our workers compensation insurance policies and other business partner agreements, which will expire according to the terms of the related policies or agreements.
     In March 2010, we announced we will be combining our Darien, CT and Forest Hills, NY corporate offices and relocating to a new corporate headquarters in Long Island City, NY. In September 2010, we executed a 12 year lease for our new corporate headquarters in Long Island City. Other than this commitment related to this lease, we do not have any material obligations as of June 30, 2011 related to this corporate relocation, which is currently scheduled to commence in 2012.
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
     Aircraft fuel derivatives: We attempt to obtain cash flow hedge accounting treatment for each aircraft fuel derivative that we enter into. This treatment is provided for under the Derivatives and Hedging topic of the Codification, which allows for gains and losses on the effective portion of qualifying hedges to be deferred until the underlying planned jet fuel consumption occurs, rather than recognizing the gains and losses on these instruments into earnings during each period they are outstanding. The effective portion of realized aircraft fuel hedging derivative gains and losses is recognized in fuel expense in the period the underlying fuel is consumed.
     Ineffectiveness results, in certain circumstances, when the change in the total fair value of the derivative instrument differs from the change in the value of our expected future cash outlays for the purchase of aircraft fuel and is recognized immediately in interest income and other. Likewise, if a hedge does not qualify for hedge accounting, the periodic changes in its fair value are recognized in the period of the change in interest income and other. When aircraft fuel is consumed and the related derivative contract settles, any gain or loss previously recorded in other comprehensive income is recognized in aircraft fuel expense. All cash flows related to our fuel hedging derivatives are classified as operating cash flows.
     Our current approach to fuel hedging is to enter into hedges on a discretionary basis without a specific target of hedge percentage needs in order to mitigate potential liquidity issues and cap fuel prices, when possible.
     The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of June 30, 2011 related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

	Crude oil cap	Crude oil	Heating oil	Jet fuel swap
	agreements	collars	collars	agreements	Total
Third Quarter 2011	18%	9%	9%	7%	43%
Fourth Quarter 2011	7%	9%	9%	8%	33%
First Quarter 2012	3%	5%	8%	2%	18%
Second Quarter 2012	2%	5%	7%	2%	16%
Third Quarter 2012	—	4%	7%	2%	13%
Fourth Quarter 2012	—	5%	7%	2%	14%
     We also have outstanding contracts, which we entered into in the first quarter of 2011, for approximately 5% of our projected consumption for the third and fourth quarters of 2011 using 3-way crude oil collars, which have not been designated as cash flow hedges for accounting purposes. We also enter into basis swaps, which we do not designate as cash flow hedges and adjust their fair value through earnings each period based on their current fair value. As of June 30, 2011, the fair value recorded for these contracts was immaterial.
     Interest rate swaps: The interest rate hedges we had outstanding as of June 30, 2011 effectively swap floating rate for fixed rate, taking advantage of lower borrowing rates in existence at the time of the hedge transaction as compared to the date our original debt instruments were executed. As of June 30, 2011, we had $375 million in notional debt outstanding related to these swaps, which cover certain interest payments through August 2016. The notional amount decreases over time to match scheduled repayments of the related debt.
     All of our outstanding interest rate swap contracts qualify as cash flow hedges in accordance with the Derivatives and Hedging topic of the Codification. Since all of the critical terms of our swap agreements match the debt to which they pertain, there was no ineffectiveness relating to these interest rate swaps in 2011 or 2010, and all related unrealized losses were deferred in accumulated other comprehensive income. We recognized approximately $5 million and $4 million in additional interest expense as the related interest payments were made during the six months ended June 30, 2011 and 2010, respectively.
     Any outstanding derivative instrument exposes us to credit loss in the event of nonperformance by the counterparties to the agreements, but we do not expect that any of our six counterparties will fail to meet their obligations. The amount of such credit exposure is generally the fair value of our outstanding contracts. To manage credit risks, we select counterparties based on credit assessments, limit our overall exposure to any single counterparty and monitor the market position with each counterparty. Some of our agreements require cash deposits if market risk exposure exceeds a specified threshold amount.
     The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts. Our policy is to offset the liabilities represented by these contracts with any cash collateral paid to the counterparties. We did not have any collateral posted related to our outstanding fuel hedge contracts at June 30, 2011 or December 31, 2010. We had $24 million and $30 million posted in collateral related to our interest rate derivatives which offset the hedge liability in other current liabilities at June 30, 2011 and December 31, 2010, respectively.
     The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

	As of
	June 30,	December 31,
	2011	2010
Fuel derivatives
Asset fair value recorded in prepaid expenses and other (1)	$13	$19
Asset fair value recorded in other long term assets (1)	3	4
Liability fair value recorded in other accrued liabilities (1)	4	—
Liability fair value recorded in other long term liabilities (1)	1	—
Longest remaining term (months)	18	24
Hedged volume (barrels, in thousands)	4,770	4,290
Estimated amount of existing gains (losses) expected to be reclassified into earnings in the next 12 months	—	3

Interest rate derivatives
Liability fair value recorded in other long term liabilities (2)	23	23
Estimated amount of existing gains (losses) expected to be reclassified into earnings in the next 12 months	(11)	(10)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Fuel derivatives
Hedge effectiveness gains (losses) recognized in aircraft fuel expense	$5	$(2)	$7	$—
Hedge ineffectiveness gains (losses) recognized in other income (expense)	—	(2)	—	(2)
Gains (losses) of derivatives not qualifying for hedge accounting recognized in other income (expense)	(1)	—	1	—
Hedge gains (losses) of derivatives recognized in comprehensive income, (see Note 4)	(29)	(21)	3	(28)
Percentage of actual consumption economically hedged	43%	45%	40%	55%

Interest rate derivatives
Hedge gains (losses) of derivatives recognized in comprehensive income, (see Note 4)	(5)	(7)	(5)	(12)
Hedge gains (losses) of derivatives recognized in interest expense	(3)	(2)	(5)	(4)

(1)	Gross asset or liability of each contract prior to consideration of offsetting positions with each counterparty.

(2)	Gross liability, prior to impact of collateral posted
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
     The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2011 and December 31, 2010 (in millions).

	As of June 30, 2011
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$467	$—	$—	$467
Restricted cash	56	—	—	56
Available-for-sale investment securities	319	—	—	319
Aircraft fuel derivatives	—	16	—	16

	$842	$16	$—	$858

Liabilities
Aircraft fuel derivatives	$—	$5	$—	$5
Interest rate swap	—	—	23	23

	$—	$5	$23	$28

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$399	$—	$—	$399
Restricted cash	59	—	—	59
Available-for-sale investment securities	154	—	—	154
Aircraft fuel derivatives	—	23	—	23

	$612	$23	$—	$635

Liabilities
Interest rate swap	$—	$—	$23	$23

	$—	$—	$23	$23

     Refer to Note 3 for fair value information related to our outstanding debt obligations as of June 30, 2011. The following tables reflect the activity for the major classes of our assets and liabilities measured at fair value using level 3 inputs (in millions) for the three and six months ended June 30, 2011 and 2010:

Interest Rate
Swaps
Balance as of March 31, 2011	$(21)
Total gains or (losses), realized or unrealized
Included in earnings	—
Included in comprehensive income	(5)
Settlements	3

Balance as of June 30, 2011	$(23)

Balance as of December 31, 2010	$(23)
Total gains or (losses), realized or unrealized
Included in earnings	—
Included in comprehensive income	(5)
Settlements	5

Balance as of June 30, 2011	$(23)

	Auction Rate	Put Option	Interest Rate
	Securities	related to ARS	Swaps	Total
Balance as of March 31, 2010	$63	$9	$(15)	$57
Total gains or (losses), realized or unrealized
Included in earnings	3	(3)	—	—
Included in comprehensive income	—	—	(9)	(9)
Purchases, sales, issuances and settlements, net	(24)	1	2	(21)

Balance as of June 30, 2010	$42	$7	$(22)	$27

Balance as of December 31, 2009	$74	$11	$(10)	$75
Total gains or (losses), realized or unrealized
Included in earnings	4	(4)	—	—
Included in comprehensive income	—	—	(16)	(16)
Purchases, sales, issuances and settlements, net	(36)	—	4	(32)

Balance as of June 30, 2010	$42	$7	$(22)	$27

     Cash and cash equivalents: Our cash and cash equivalents include money market securities and trade deposits and commercial paper which are readily convertible into cash with maturities of three months or less when purchased. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as level 1 within our fair value hierarchy.
     Available-for-sale investment securities: Included in our available-for-sale investment securities are certificates of deposit placed through an account registry service, or CDARS, and commercial paper with original maturities greater than 90 days but less than one year. We also held asset backed securities, which are considered variable rate demand notes with contractual maturities generally greater than ten years with interest reset dates often every 30 days or less. The fair values of these investments are based on observable market data. We did not record any significant gains or losses on these securities during the six months ended June 30, 2011.
     Auction rate securities and related put option: In July 2010, all of our then outstanding auction rate securities were repurchased at par by UBS in accordance with the settlement agreement we had with UBS. The proceeds were used to terminate the outstanding balance on the line of credit with UBS. As a result, we no longer hold any trading securities at June 30, 2011, and the related put option was also terminated upon final sale of the investments. We had elected to apply the fair value option under the Financial Instruments topic of the Codification to the UBS put option in order to closely conform to our treatment of the underlying ARS.
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
     Aircraft fuel derivatives: Our jet fuel swaps, heating oil and crude oil collars, and crude oil caps are not traded on public exchanges. Their fair values are determined using a market approach based on inputs that are readily available from public markets for commodities and energy trading activities; therefore, they are classified as level 2 inputs. The data inputs are combined into quantitative models and processes to generate forward curves and volatilities related to the specific terms of the underlying hedge contracts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Outlook
     We remain focused on generating unit revenue growth even with our increase in capacity and despite persistent challenges with the fuel pricing environment and domestic economy. During the second quarter of 2011, our operating revenue per available seat mile increased 13% on a capacity increase of 9%. Our average fares for the second quarter increased 14% to $158 over the same period in 2010. Average fuel prices over the same period increased 44%. Our growth is a result of seizing opportunities in the competitive landscape, particularly in Boston and the Caribbean and Latin America, where we have recently dedicated significant investments. Due to uncertain economic conditions, we do not anticipate unit revenue growth as strong as we experienced in the first half of the year for the remainder of 2011. However, our strong liquidity position affords us some flexibility to navigate the challenging fuel environment and to re-focus our efforts, if needed, to proactively respond to changes in the demand and pricing environments.
     We continue to leverage our presence as the largest domestic carrier at both New York’s John F. Kennedy Airport, or JFK, and Boston’s Logan International Airport, or Logan. Attracting and building a loyal base of business travelers is a critical component of our growth strategy, particularly in Boston. We also continue to build our portfolio of strategic commercial partnerships to allow our customers further access to our network and beyond. To this end, during the second quarter, we announced two new commercial partnerships, with Icelandair, the flagship carrier of Iceland, and Qatar Airways, the national airline of the State of Qatar and one of the world’s fastest growing airlines.
     Our disciplined growth strategy includes managing capacity as well as the growth, size and age of our fleet. We remain focused on our operations in Boston and the Caribbean and Latin America, especially as competitive reductions continue in those regions. This includes our focus on our growth in San Juan, Puerto Rico, where we recently became the largest airline serving Puerto Rico. Most recently, we have announced plans to begin service to La Romana, Dominican Republic and Liberia, Costa Rica in November 2011, and St. Croix and St. Thomas in the U.S. Virgin Islands in December, 2011. Our growth in these regions allow for us to diversify our leisure and visiting friends and family traffic.
     In June 2011, we amended our Airbus purchase agreement, deferring delivery of eight aircraft previously scheduled for delivery in 2014 and 2015 to 2017. Additionally, we cancelled eight options previously available for delivery in 2014 and 2015. During the second quarter, we returned one EMBRAER E190 aircraft to its lessor upon the expiration of its lease term. We also extended the leases on four Airbus A320 aircraft, leases which were previously set to expire in 2012. We expect our operating aircraft to consist of 120 Airbus A320 aircraft and 49 EMBRAER 190 aircraft at the end of 2011. We have one of the youngest and most fuel efficient fleets in the industry, with an average age of 5.7 years, which we believe gives us a competitive advantage.
     In June 2011, we also executed a memorandum of understanding with Airbus to substitute 30 of our 52 remaining A320 aircraft deliveries with A321 aircraft and to place a new order for 40 A320 new engine option, or A320neo, aircraft with delivery tentatively scheduled to commence in 2017. We plan to execute a new purchase agreement, incorporating the details of this memorandum of understanding with Airbus later this year.
     In addition to the above fleet adjustments, all of our A320 and A321 deliveries beginning in 2013 will be equipped with sharklet wing tips, which we expect to improve our fuel efficiency by roughly 3%. We anticipate that the improved fuel efficiency of these new aircraft as well as the A320neo aircraft will provide significant savings against our largest and most unpredictable cost.
     We believe our strong brand and the JetBlue Experience are core elements of our continued success. To that end, we continually seek to enhance our product and provide our customers with superior service. In June 2011, we re-branded and expanded our popular Even More Legroom offering, now known as Even More Space, to include extra legroom plus early boarding and early access to overhead bin space. Additionally, we introduced Even More Speed, which offers customers the option to enjoy an expedited security experience in select JetBlue airports. Earlier in 2011, we executed an agreement with ViaSat Inc. to develop and introduce state of the art in-flight broadband connectivity technology on our aircraft.
     The price and availability of aircraft fuel, which is our single largest operating expense, are extremely volatile due to global economic and geopolitical factors that we can neither control nor accurately predict. During 2011, fuel prices have remained volatile. We actively manage the volume and diversification of our fuel hedge portfolio. We effectively hedged 43% of our total second quarter 2011 fuel consumption. As of June 30, 2011, we had outstanding fuel hedge contracts covering approximately 48% of our forecasted consumption for the third quarter of 2011, 42% for the full year 2011, and 15% for the full year 2012. We will continue to monitor fuel prices closely and expect to take advantage of fuel hedging opportunities in order to provide some protection against significant volatility and increases in fuel prices.
     We expect our full-year operating capacity to increase approximately 6% to 8% over 2010 primarily as a result of our growth in Boston and the Caribbean and Latin America including San Juan, Puerto Rico and the net addition of four EMBRAER 190 and four Airbus A320 aircraft to our operating fleet. Assuming fuel prices of $3.24 per gallon, including fuel taxes and net of effective hedges, our cost per available seat mile for 2011 is expected to increase by 14% to 16% over 2010. This expected increase is a result of higher fuel prices and higher maintenance costs.
Results of Operations
     Our operating revenue per available seat mile for the quarter increased 13% over the same period in 2010. Our average fares for the quarter increased 14% over 2010 to $158, while our load factor decreased 0.5 points to 81.5% from a year ago. Our on-time performance, defined by the Department of Transportation, or DOT, as arrival within 14 minutes of schedule, was 72.7% in the second quarter of 2011 compared to 83.2% for the same period in 2010, while our completion factor was 99.2% in each of 2011 and 2010.
Three Months Ended June 30, 2011 and 2010
     We reported net income of $25 million for the three months ended June 30, 2011, compared to $31 million for the three months ended June 30, 2010. Diluted earnings per share were $0.08 for the second quarter of 2011 compared to $0.10 for 2010. Our operating income for the three months ended June 30, 2011 was $86 million compared to $95 million for the same period last year, and our pre-tax margin decreased 1.8 points from 2010 to 3.8%.
     Operating Revenues. Operating revenues increased 22%, or $211 million, over the same period in 2010, primarily due to a 23%, or $195 million, increase in passenger revenues. The increase in passenger revenues was largely attributable to a 9% increase in capacity along with a 14% increase in yield over the second quarter of 2010. This includes revenue from our re-branded Even More Space seats, which increased approximately $10 million.
     Other revenue increased 17%, or $16 million, primarily due to a $4 million increase in marketing related revenues. Additionally, we had a $4 million increase in LiveTV third party revenues, $2 million increase in baggage fees and a $2 million increase in rental income.
     Operating Expenses. Operating expenses increased 26%, or $220 million, over the same period in 2010, primarily due to higher fuel prices and increased maintenance costs. Operating capacity increased 9% to 9.44 billion available seat miles. Operating expenses per available seat mile increased 16% to 11.28 cents for the three months ended June 30, 2011. Excluding fuel, our cost per available seat mile for the three months ended June 30, 2011 was 2% higher compared to the same period in 2010. In detail, operating costs per available seat mile were as follows (percent changes are based on unrounded numbers):

	Three Months Ended
	June 30,		Percent
	2011	2010	Change
	(in cents)
Operating expenses:
Aircraft fuel	4.66	3.21	45.0%
Salaries, wages and benefits	2.48	2.51	(0.9)%
Landing fees and other rents	.67	.66	1.2%
Depreciation and amortization	.62	.62	(0.9)%
Aircraft rent	.38	.35	6.5%
Sales and marketing	.54	.50	8.3%
Maintenance materials and repairs	.57	.48	18.5%
Other operating expenses	1.36	1.39	(1.7)%

Total operating expenses	11.28	9.72	16.0%

     Aircraft fuel expense increased 58%, or $160 million, due to a 44% increase in average fuel cost per gallon, or $133 million after the impact of fuel hedging, and an increase of 12 million gallons of aircraft fuel consumed, resulting in $27 million in additional fuel expense. We recorded $5 million in effective fuel hedge gains during the second quarter of 2011 versus $2 million in effective fuel hedge losses during the same period in 2010. Our average fuel cost per gallon was $3.31 for the second quarter of 2011 compared to $2.30 for the second quarter of 2010. Cost per available seat mile increased 45% primarily due to the increase in fuel price.
     Salaries, wages and benefits increased 8%, or $17 million, primarily due to increases in wages and related benefits as a result of pay increases for many of our larger work groups and the increasing seniority levels of our crewmembers. Additionally, we had a 12% increase in the average number of full-time equivalent pilots and flight attendants needed to support our growth plans. Cost per available seat mile decreased 1% primarily due to the increase in capacity.
     Landing fees and other rents increased 10%, or $5 million, primarily due to a 10% increase in departures over 2010. Airport rental rates increased due to increased rates in existing markets, the opening of five new cities since the second quarter of 2010 and expanded operations in Boston. These rate increases were slightly offset by lower average landing fee rates. Cost per available seat mile increased 1% due to increased departures.
     Depreciation and amortization increased 8%, or $4 million, primarily due to having an average of 104 owned and capital leased aircraft in 2011 compared to 96 in 2010. Cost per available seat mile decreased 1% due to the increase in capacity.
     Aircraft rent increased 16%, or $5 million, due to our leasing of six used aircraft during the second half of 2010. Cost per available seat mile increased 6% due to a higher percentage of our fleet being leased.
     Sales and marketing expense increased 18%, or $8 million, due to $5 million in higher credit card fees resulting from the increased average fares and $3 million in higher advertising costs. On a cost per available seat mile basis, sales and marketing expense increased 8% primarily due to increased fares and higher advertising expense.
     Maintenance, materials, and repairs increased 29%, or $13 million, due to 13.6 additional average operating aircraft in 2011 compared to the same period in 2010, the gradual aging of our fleet, and aircraft coming off of warranty. The average age of our fleet increased to 5.7 years as of June 30, 2011 compared to

4.8 years as of June 30, 2010. Maintenance expense is expected to increase significantly as our fleet ages, resulting in the need for additional repairs over time. Cost per available seat mile increased 18% primarily due to the gradual aging of our fleet.
     Other operating expenses increased 7%, or $8 million, primarily due to an increase in variable costs as a result of 10% more departures versus 2010 and operating out of five additional cities opened since the second quarter of 2010. Cost per available seat mile decreased 2% primarily due the increase in capacity.
     Other Income (Expense). Interest expense increased 2%, or $1 million, primarily due to new debt issued.
     Interest income and other increased 127%, or $1 million, primarily due to fuel hedging ineffectiveness. Additionally, in the second quarter of 2011, we recorded a $1 million loss to adjust the fair market value of derivative instruments not classified as cash flow hedges. Accounting ineffectiveness on our crude and heating oil derivative instruments classified as cash flow hedges resulted in an insignificant loss in 2011, compared to a $2 million loss in 2010. We are unable to predict what the amount of ineffectiveness will be related to these instruments, or the potential loss of hedge accounting, which is determined on a derivative-by-derivative basis, due to the volatility in the forward markets for these commodities.
Six Months Ended June 30, 2011 and 2010
     We reported net income of $28 million for the six months ended June 30, 2011, compared to $30 million for the six months ended June 30, 2010. Diluted earnings per share were $0.10 for the six months ended June 30, 2011 compared to $0.11 for the same period in 2010. Our operating income for the six months ended June 30, 2011 was $131 million compared to $138 million for the same period last year, and our pre-tax margin decreased 0.5 points from 2010 to 2.3%.
     Operating Revenues. Operating revenues increased 19%, or $352 million, over the same period in 2010, primarily due to a 19%, or $315 million, increase in passenger revenues. The increase in passenger revenues was largely attributable to a 5% increase in capacity along with an 11% increase in yield over the first half of 2010. This includes $15 million increase in Even More Space fees as a result of increased capacity and revised pricing.
     Other revenue increased 21%, or $37 million, primarily due to a $13 million increase in marketing related revenues, of which $5 million related to an increase in revenue recognized related to the guarantee associated with our co-branded credit card agreement. We also had a $9 million increase in third party revenues for LiveTV. Change fees increased 10%, or $5 million, over the same period in 2010 as a result of several change fee waivers implemented during the first half of 2010 in conjunction with our system migration. Additionally, rental income increased approximately $3 million, baggage fees increased approximately $2 million and inflight sales revenue increased $2 million.
     Operating Expenses. Operating expenses increased 21%, or $359 million, over the same period in 2010, primarily due to higher fuel prices and increased maintenance costs. Operating capacity increased 5% to 17.95 billion available seat miles. Operating expenses per available seat mile increased 16% to 11.32 cents for the six months ended June 30, 2011. Excluding fuel, our cost per available seat mile for the six months ended June 30, 2011 was 4% higher compared to the same period in 2010. In detail, operating costs per available seat mile were as follows (percent changes are based on unrounded numbers):

	Six Months Ended
	June 30,		Percent
	2011	2010	Change
	(in cents)
Operating expenses:
Aircraft fuel	4.41	3.11	41.6%
Salaries, wages and benefits	2.62	2.55	2.6%
Landing fees and other rents	.67	.65	2.3%
Depreciation and amortization	.63	.65	(1.8)%
Aircraft rent	.39	.36	7.3%
Sales and marketing	.54	.49	10.2%
Maintenance materials and repairs	.59	.47	25.9%
Other operating expenses	1.47	1.49	(1.3)%

Total operating expenses	11.32	9.77	15.8%

     Aircraft fuel expense increased 49%, or $259 million, due to a 40% increase in average fuel cost per gallon, or $225 million after the impact of fuel hedging, and an increase of 16 million gallons of aircraft fuel consumed, resulting in $34 million in additional fuel expense. We recorded $7 million in effective fuel hedge gains during 2011 versus an immaterial amount in effective fuel hedge losses during 2010. Our average fuel cost per gallon was $3.14 for the six months ended June 30, 2011 compared to $2.25 for the same period in 2010. Cost per available seat mile increased 42% primarily due to the increase in fuel price.
     Salaries, wages and benefits increased 8%, or $33 million, primarily due to increases in wages and related benefits as a result of pay increases for many of our larger work groups and the increasing seniority levels of our crewmembers. Additionally, we had a 9% increase in the average number of full-time equivalent pilots and flight attendants needed to support our growth plans. These increases were partially offset by an additional $6 million of expense associated with higher staffing levels in the first quarter of 2010 related to the implementation of our new customer service system. Cost per available seat mile increased 3% primarily due to an increase in full-time equivalent employees and pay rate adjustments.
     Landing fees and other rents increased 7%, or $8 million, primarily due to a 7% increase in departures over 2010. Airport rental rates increased due to increased rates in existing markets, the opening of five new cities since the second quarter of 2010, and expanded operations in Boston. These rate increases were slightly offset in lower average landing fee rates. Cost per available seat mile increased 2% due to increased departures.
     Depreciation and amortization increased 3%, or $3 million, primarily due to having an average of 103 owned and capital leased aircraft in 2011 compared to 96 in 2010. Cost per available seat mile decreased 2% due to the increase in capacity.
     Aircraft rent increased 13%, or $8 million, due to our leasing of six used aircraft during the second half of 2010. Cost per available seat mile increased 7% due to a higher percentage of our fleet being leased.
     Sales and marketing expense increased 16%, or $13 million, due to $6 million in higher credit card fees resulting from the increased average fares and $6 million in higher advertising costs. Additionally, we incurred $1 million in higher commissions in 2011 related to our participation in GDSs and OTAs. On a cost per available seat mile basis, sales and marketing expense increased 10% primarily due to increased fares and higher advertising costs.

     Maintenance, materials, and repairs increased 32%, or $26 million, due to 12 additional average operating aircraft in 2011 compared to the same period in 2010, the gradual aging of our fleet and aircraft coming off of warranty. The average age of our fleet increased to 5.7 years as of June 30, 2011 compared to 4.8 years as of June 30, 2010. Maintenance expense is expected to increase significantly as our fleet ages, resulting in the need for additional repairs over time. Cost per available seat mile increased 26% primarily due to the gradual aging of our fleet.
     Other operating expenses increased 3%, or $9 million, primarily due an increase in variable costs as a result of 7% more departures versus 2010 and operating out of five additional cities opened since the second quarter of 2010. These increases were offset by $13 million in one time costs related to the implementation of our new customer service system incurred in 2010. Cost per available seat mile decreased 1% due to the increase in capacity.
     Other Income (Expense). Interest expense decreased 2%, or $2 million, primarily due to lower average principal balances outstanding on our debt.
     Interest income and other increased 270%, or $3 million, primarily due to changes in fuel hedging ineffectiveness. Additionally, during 2011, we recorded a $1 million gain to adjust the fair market value of derivative instruments not classified as cash flow hedges. Accounting ineffectiveness on our crude and heating oil derivative instruments classified as cash flow hedges was an insignificant gain in 2011 versus a loss of $2 million in 2010. We are unable to predict what the amount of ineffectiveness will be related to these instruments, or the potential loss of hedge accounting, which is determined on a derivative-by-derivative basis, due to the volatility in the forward markets for these commodities.
     The following table sets forth our operating statistics for the three months ended June 30, 2011 and 2010:

	Three Months Ended				Six Months Ended
	June 30,		Percent		June 30,		Percent
	2011	2010	Change		2011	2010	Change
Operating Statistics:
Revenue passengers (thousands)	6,622	6,114	8.3		12,661	11,642	8.8
Revenue passenger miles (millions)	7,692	7,126	7.9		14,616	13,596	7.5
Available seat miles (ASMs) (millions)	9,441	8,688	8.7		17,952	17,112	4.9
Load factor	81.5%	82.0%	(0.5	)pts.	81.4%	79.5%	1.9	pts.
Aircraft utilization (hours per day)	11.9	11.8	0.8		11.6	11.8	(1.7)

Average fare	$158.01	$139.20	13.5		$154.20	$140.60	9.7
Yield per passenger mile (cents)	13.60	11.94	13.9		13.36	12.04	11.0
Passenger revenue per ASM (cents)	11.08	9.79	13.2		10.88	9.57	13.7
Operating revenue per ASM (cents)	12.19	10.83	12.6		12.05	10.58	13.9
Operating expense per ASM (cents)	11.28	9.72	16.0		11.32	9.77	15.8
Operating expense per ASM, excluding fuel (cents)	6.62	6.51	1.7		6.91	6.66	3.7
Airline operating expense per ASM (cents) (1)	11.10	9.55	16.3		11.14	9.58	16.2

Departures	61,632	56,202	9.7		118,338	110,569	7.0
Average stage length (miles)	1,091	1,102	(1.0)		1,083	1,102	(1.7)
Average number of operating aircraft during period	164.6	151.0	9.0		163.0	151.0	7.9
Average fuel cost per gallon	$3.31	$2.30	43.7		$3.14	$2.25	39.6
Fuel gallons consumed (millions)	133	121	9.7		253	237	6.4
Full-time equivalent employees at period end (1)					11,609	10,906	6.4

(1)	Excludes operating expenses and employees of LiveTV, LLC, which are unrelated to our airline operations.
Liquidity and Capital Resources
     At June 30, 2011, we had unrestricted cash and cash equivalents of $575 million and short term investments of $598 million compared to cash and cash equivalents of $465 million and short term investments of $495 million at December 31, 2010. Cash flows from operating activities were $406 million and $356 million for the six months ended June 30, 2011 and 2010, respectively. The increase in operating cash flows reflects the 10% increase in average fares and the 40% higher price of fuel in 2011 compared to 2010. We rely primarily on operating cash flows to provide working capital.
     Investing Activities. During the six months ended June 30, 2011, capital expenditures related to our purchase of flight equipment included $156 million for three Airbus A320 aircraft and two EMBRAER E190 aircraft, $24 million for flight equipment deposits and $12 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases, facilities improvements, and LiveTV inventory, were $36 million. Investing activities also included the net purchase of $110 million in investment securities.
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

     Financing Activities. Financing activities for the six months ended June 30, 2011 consisted of (1), scheduled maturities of $92 million of debt and capital lease obligations, (2) our issuance of $48 million in fixed rate equipment notes and $93 million in non-public floating rate equipment notes secured by three Airbus A320 aircraft and two EMBRAER 190 aircraft, (3) the repayment of $8 million in principal related to our construction obligation for Terminal 5 and (4) $3 million in treasury shares related to the withholding of taxes, upon the vesting of restricted stock units.
     We may in the future issue, in one or more public offerings, debt securities, pass-through certificates, common stock, preferred stock and/or other securities. At this time, we have no plans to sell any such securities.
     Financing activities for the six months ended June 30, 2010 consisted of (1) the required repurchase of $155 million of our 3.75% convertible debentures due 2035, (2) repaying a net $17 million on our line of credit collateralized by our auction rate securities, (3) scheduled maturities of $84 million of debt and capital lease obligations, (4) our issuance of $47 million in fixed rate equipment notes and $19 million in non-public floating rate equipment notes secured by two EMBRAER 190 aircraft and four spare engines, and (5) reimbursement of construction costs incurred for Terminal 5 of $9 million.
     Working Capital. We had working capital of $252 million and $275 million at June 30, 2011 and December 31, 2010, respectively. Our working capital includes the fair value of our short term fuel hedge derivatives, which was an asset of $9 million and $19 million at June 30, 2011 and December 31, 2010, respectively.
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
Contractual Obligations
     Our noncancelable contractual obligations at June 30, 2011, include the following (in millions):

	Payments due in
	Total	2011	2012	2013	2014	2015	Thereafter
Long-term debt and capital lease obligations (1)	$3,837	$161	$318	$508	$710	$338	$1,802
Lease commitments	1,673	106	200	173	170	171	853
Flight equipment obligations	4,155	200	460	505	655	735	1,600
Financing obligations and other (2)	3,220	129	286	261	212	248	2,084

Total	$12,885	$596	$1,264	$1,447	$1,747	$1,492	$6,339

(1)	Includes actual interest and estimated interest for floating-rate debt based on June 30, 2011 rates.

(2)	Amounts include noncancelable commitments for the purchase of goods and services.
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
     As of June 30, 2011, we operated a fleet of 119 Airbus A320 aircraft and 46 EMBRAER 190 aircraft, of which 101 were owned, 60 were leased under operating leases and four were leased under capital leases. The average age of our operating fleet was 5.7 years at June 30, 2011. In June 2011, we amended our Airbus A320 purchase agreement, deferring eight aircraft previously scheduled for delivery in 2014 and 2015 to 2017, and canceling eight options previously available for delivery in 2014 and 2015. In February 2011, we cancelled the orders for two EMBRAER 190 aircraft previously scheduled for delivery in 2013. As of June 30, 2011, we had on order 52 Airbus A320 aircraft and 50 EMBRAER 190 aircraft; with options to acquire 59 additional EMBRAER 190 aircraft as follows:

	Firm			Option
	Airbus	EMBRAER		Airbus	EMBRAER
Year	A320	190	Total	A320	190	Total
Remainder of 2011	1	3	4	—	—	—
2012	7	4	11	—	—	—
2013	7	5	12	—	9	9
2014	9	7	16	—	10	10
2015	10	7	17	—	10	10
2016	10	8	18	—	10	10
2017	8	8	16	—	10	10
2018	—	8	8	—	10	10

	52	50	102	—	59	59

     The above contractual obligations and fleet commitments do not reflect anticipated changes to our fleet as a result of the June 2011 memorandum of understanding with Airbus. We intend to substitute 30 of our 52 remaining A320 aircraft deliveries with A321 aircraft.. We also intend to place a new order for 40 A320 new engine option, or A320neo, aircraft with delivery tentatively scheduled to commence in 2017. We plan to execute a new purchase agreement incorporating the details of this memorandum of understanding with Airbus later this year.
     Committed expenditures for our 102 firm aircraft and 14 spare engines include estimated amounts for contractual price escalations and predelivery deposits. Debt financing has been arranged for all of our remaining firm aircraft deliveries scheduled for 2011. Although we believe that debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot give assurance that we will be able to secure financing on terms attractive to us, if at all. While these financings may or may not result in an increase in liabilities on our balance sheet, our fixed costs will increase significantly regardless of the financing method ultimately chosen. To the extent we cannot secure financing, we may be required to pay in cash, further modify our aircraft acquisition plans or incur higher than anticipated financing costs. Capital expenditures for facility improvements, spare parts, and ground purchases are expected to be approximately $80 million for the remainder of 2011.
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
Other Information
     Recent Awards. In June 2011, JetBlue was recognized by J.D. Power and Associates as having the highest customer satisfaction among low-cost carriers in North America for the seventh consecutive year.
     Forward-Looking Information. This report contains forward-looking statements relating to future events and our future performance, including, without limitation, statements regarding financial forecasts or projections, our expectations, beliefs, intentions or future strategies, that are signified by the words “expects”, “anticipates”, “intends”, “believes”, “plans” or similar language. Our actual results and the timing of certain events could differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date of this report. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change prior to the end of each quarter or year. Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. Many of these factors are beyond our ability to control or predict. Our forward-looking statements speak only as of the date of this report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise. Although these expectations may change, we may not inform you if they do.
     You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, without limitation, our extremely competitive industry; volatility in financial and credit markets which could affect our ability to obtain debt and/or lease financing or to raise funds through debt or equity issuances; increases in fuel prices, maintenance costs and interest rates; our ability to profitably implement our growth strategy, including the ability to operate reliably the EMBRAER 190 aircraft and our new terminal at JFK; our significant fixed obligations; our ability to attract and retain qualified personnel and maintain our culture as we grow; our reliance on high daily aircraft utilization; our dependence on the New York metropolitan market; our reliance on automated systems and technology; our exposure to potential unionization; our reliance on a limited number of suppliers; changes in or additional government regulation; changes in our industry due to other airlines’ financial condition; a continuance of the economic recessionary conditions in the U.S. or a further economic downturn leading to a continuing or accelerated decrease in demand for domestic and business air travel; and external geopolitical events and conditions.
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
     Aircraft Fuel. As of June 30, 2011, we had hedged approximately 43% of our expected remaining 2011 fuel requirements using jet fuel swaps, heating oil collars, and crude oil caps and collars. Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the June 30, 2011, cost per gallon of fuel, including the effects of our fuel hedges. Based on our projected twelve month fuel consumption, such an increase would result in an increase to annual aircraft fuel expense of approximately $176 million, compared to an estimated $107 million for 2010 measured as of June 30, 2010. See Note 8 to our unaudited condensed consolidated financial statements for additional information.
     Fixed Rate Debt. On June 30, 2011, our $324 million aggregate principal amount of convertible debt had an estimated fair value of $494 million, based on quoted market prices.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure.
     In connection with the preparation of this Report, our Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2011.
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the fiscal quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     Our business is labor intensive and, unlike most other airlines, we have a non-union workforce. The unionization of any of our employees could result in demands that may increase our operating expenses and materially adversely affect our financial condition and results of operations. Any of the different crafts or classes of our employees could unionize at any time, which would require us to negotiate in good faith with the employee group’s certified representative concerning a collective bargaining agreement. In June 2011, the Airline Pilots Association, or ALPA, filed a petition with the NMB seeking to become the collective bargaining representative of our pilots. The NMB will hold an election from July 26 through August 16, 2011. In 2010, the National Mediation Board, or NMB, changed its election procedures to permit a majority of those voting to elect to unionize (from a majority of those in the craft or class). These rule changes fundamentally alter the manner in which labor groups have been able to organize in our industry since the inception of the Railway Labor Act. Ultimately, if we and a newly elected representative were unable to reach agreement on the terms of a collective bargaining agreement and all of the major dispute resolution processes of the Railway Labor Act were exhausted, we could be subject to work slowdowns or stoppages. In addition, we may be subject to disruptions by organized labor groups protesting our non-union status. Any of these events would be disruptive to our operations and could harm our business.
     Our reputation and business may be harmed and we may be subject to legal claims if there is loss, disclosure or misappropriation of or access to our customers’, employees’, business partners’ or our own information or other breaches of our information security.
     We make extensive use of online services and centralized data processing, including through third party service providers. The secure maintenance and transmission of customer and employee information is a critical element of our operations. Our information technology and other systems that maintain and transmit customer information, or those of service providers or business partners, may be compromised by a malicious third party penetration of our network security, or that of a third party service provider or business partner, or impacted by advertent or inadvertent actions or inactions by our employees, or those of a third party service provider or business partner. As a result, personal information may be lost, disclosed, accessed or taken without consent.
     Any such loss, disclosure or misappropriation of, or access to, customers’, employees’ or business partners’ information or other breach of our information security can result in legal claims or legal proceedings, including regulatory investigations and actions, may have a serious impact on our reputation and may materially adversely affect our business, operating results and financial condition. Furthermore, the loss, disclosure or misappropriation of our business information may materially adversely affect our business, operating results and financial condition.
Risks Associated with the Airline Industry
      Changes in government regulations imposing additional requirements and restrictions on our operations or the U.S. Government ceasing to provide adequate war risk insurance could increase our operating costs and result in service delays and disruptions.
      Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, that involve significant compliance costs. In the last several years, Congress has passed laws, and the DOT, FAA and the TSA have issued regulations relating to the operation of airlines that have required significant expenditures. We expect to continue to incur expenses in connection with complying with government regulations. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. If adopted or materially amended, these measures could have the effect of raising ticket prices, reducing air travel demand and/or revenue and increasing costs. The FAA is currently drafting new requirements, and depending on whether the final rules incorporate significant changes to crew rest requirements, our cost structure could be adversely affected. We cannot assure you that these and other laws or regulations enacted in the future will not harm our business.
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

JETBLUE AIRWAYS CORPORATION (Registrant)
Date: August 3, 2011	By:	/s/ DONALD DANIELS
Vice President, Controller and Chief
Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit
10.1(y)**	Amendment No. 36 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated June 17, 2011.

10.31(a)	JetBlue Airways Corporation 2011 Incentive Compensation Plan.

10.31(b)	JetBlue Airways Corporation 2011 Incentive Compensation Plan forms of award agreement.

10.32**	Memorandum of Understanding, dated June 17, 2011, between Airbus S.A.S and JetBlue Airways Corporation.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, furnished herewith.

31.2	13a-14(a)/15d-14(a) Certification of the Chief Financial Officer, furnished herewith.

32	Certification Pursuant to Section 1350, furnished herewith.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

**	Portions of this exhibit have been omitted pursuant to a Confidential Treatment Request under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.