Form 10-Q
period 2011-09-30
JETBLUE AIRWAYS CORP
filed 2011-11-02
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes            No ☑
As of September 30, 2011, there were 297,160,580 shares outstanding of the registrant’s common stock, par value $.01.

JetBlue Airways Corporation
FORM 10-Q
INDEX

Page #’s
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets — September 30, 2011 and December 31, 2010	3
Consolidated Statements of Operations — Three and Nine Months Ended September 30, 2011 and 2010	5
Condensed Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2011 and 2010	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 6. Exhibits	33
EX-10.3.U
EX-10.3.V
EX-10.32.A
EX-12.1
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$632	$465
Investment securities	578	495
Receivables, less allowance	99	84
Restricted cash	—	3
Prepaid expenses and other	303	313

Total current assets	1,612	1,360

PROPERTY AND EQUIPMENT
Flight equipment	4,615	4,320
Predelivery deposits for flight equipment	168	178

	4,783	4,498
Less accumulated depreciation	788	679

	3,995	3,819

Other property and equipment	510	491
Less accumulated depreciation	200	178

	310	313

Assets constructed for others	559	558
Less accumulated depreciation	65	49

	494	509

Total property and equipment	4,799	4,641

OTHER ASSETS
Investment securities	29	133
Restricted cash	64	65
Other	407	394

Total other assets	500	592

TOTAL ASSETS	$6,911	$6,593

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30,	December 31,
	2011	2010
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$116	$104
Air traffic liability	677	514
Accrued salaries, wages and benefits	142	147
Other accrued liabilities	168	137
Current maturities of long-term debt and capital leases	193	183

Total current liabilities	1,296	1,085

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	2,864	2,850

CONSTRUCTION OBLIGATION	527	533

DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	368	327
Other	149	144

	517	471

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 900,000,000 shares authorized, 325,342,917 and 322,272,207 shares issued and 297,160,580 and 294,687,308 outstanding in 2011 and 2010, respectively	3	3
Treasury stock, at cost; 28,182,337 and 27,585,367 shares in 2011 and 2010, respectively	(8)	(4)
Additional paid-in capital	1,464	1,446
Retained earnings	282	219
Accumulated other comprehensive loss	(34)	(10)

Total stockholders’ equity	1,707	1,654

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,911	$6,593

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
OPERATING REVENUES
Passenger	$1,087	$932	$3,039	$2,569
Other	108	98	319	272

Total operating revenues	1,195	1,030	3,358	2,841

OPERATING EXPENSES
Aircraft fuel and related taxes	454	292	1,246	825
Salaries, wages and benefits	236	227	706	664
Landing fees and other rents	65	61	185	173
Depreciation and amortization	57	54	171	165
Aircraft rent	32	31	102	93
Sales and marketing	49	47	145	130
Maintenance materials and repairs	59	44	165	124
Other operating expenses	135	134	399	389

Total operating expenses	1,087	890	3,119	2,563

OPERATING INCOME	108	140	239	278

OTHER INCOME (EXPENSE)
Interest expense	(45)	(45)	(133)	(135)
Capitalized interest	1	1	3	3
Interest income and other	(8)	1	(4)	2

Total other income (expense)	(52)	(43)	(134)	(130)

INCOME BEFORE INCOME TAXES	56	97	105	148

Income tax expense	21	38	42	59

NET INCOME	$35	$59	$63	$89

EARNINGS PER COMMON SHARE:
Basic	$0.12	$0.21	$0.23	$0.32

Diluted	$0.11	$0.18	$0.21	$0.28

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine months ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$63	$89
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	42	59
Depreciation	156	145
Amortization	25	28
Stock-based compensation	10	13
Collateral paid for derivative instruments	(1)	(11)
Changes in certain operating assets and liabilities	157	140
Other, net	48	27

Net cash provided by operating activities	500	490

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(312)	(198)
Predelivery deposits for flight equipment	(43)	(35)
Assets constructed for others	(3)	(11)
Sale of auction rate securities	—	85
Purchase of available-for-sale securities	(384)	(927)
Sale of available-for-sale securities	263	966
Purchase of held-to-maturity investments	(300)	(779)
Proceeds from the maturities of held-to-maturity investments	432	238
Other, net	2	2

Net cash used in investing activities	(345)	(659)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	5	5
Issuance of long-term debt	190	93
Short-term borrowings and lines of credit	—	20
Construction obligation	3	12
Repayment of long-term debt and capital lease obligations	(173)	(279)
Repayment of short-term borrowings and lines of credit	—	(76)
Other, net	(13)	(4)

Net cash provided by (used in) financing activities	12	(229)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	167	(398)

Cash and cash equivalents at beginning of period	465	896

Cash and cash equivalents at end of period	$632	$498

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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
     Investment securities: We held various investment securities at September 30, 2011 and December 31, 2010. When sold, we use a specific identification method to determine the cost of the securities. The carrying values of these investments were as follows (in millions):

	September 30,	December 31,
	2011	2010
Available-for-sale securities
Asset-backed securities	$10	$10
Certificates of deposit	55	19
Commercial paper	210	125

	275	154
Held-to-maturity securities
Corporate bonds	297	418
Municipal bonds	—	16
Government bonds	35	40

	332	474

Total	$607	$628

     Held-to-maturity investment securities: The contractual maturities of the corporate bonds we held as of September 30, 2011 were no greater than 24 months. We did not record any significant gains or losses on these securities during the nine months ended September 30, 2011. The estimated fair value of these investments approximates their carrying value as of September 30, 2011.
     Loyalty Program: The initial five year term of our co-branded credit card agreement, under which we sell TrueBlue points as described in Note 1 of our 2010 Form 10-K, provided for a minimum cash payment guarantee through April 2011 if specified point sales and other ancillary activity payments were not achieved. During the nine months ended September 30, 2011 and 2010, we recognized approximately $10 million and $5 million, respectively, of other revenue related to this guarantee.

     New Accounting Pronouncements: On January 1, 2011, the September 2009 Emerging Issues Task Force updates to the Revenue Recognition topic of the Financial Accounting Standards Board’s, or FASB, Accounting Standards Codification, or Codification, rules became effective, which changed the accounting for certain revenue arrangements. The new requirements change the allocation methods used in determining how to account for multiple element arrangements and may result in the ability to separately account for more deliverables, and potentially less revenue deferrals. Additionally, this new accounting treatment requires enhanced disclosures in financial statements. This new accounting treatment will impact any new contracts entered into by LiveTV, as well as any loyalty program or commercial partnership arrangements we may enter into or materially modify. Since adoption of this new accounting treatment, we have not entered into any new or materially modified contracts.
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
Note 2 — Stock-Based Compensation
     2011 Incentive Compensation Plan: At our Annual Shareholders Meeting held on May 26, 2011, our shareholders approved the new 2011 Incentive Compensation Plan, or 2011 Plan, which replaced the Amended and Restated 2002 Stock Incentive Plan, which was set to expire at the end of 2011. Upon inception, the 2011 Plan had 15.0 million shares of our common stock reserved for issuance. The 2011 Plan, by its terms, will terminate no later than May 2021. During the nine months ended September 30, 2011, we granted an insignificant amount of restricted stock units and deferred stock units under the 2011 Plan.
     Amended and Restated 2002 Stock Incentive Plan: During the nine months ended September 30, 2011, we granted approximately 2.7 million restricted stock units under our Amended and Restated 2002 Stock Incentive Plan, at a weighted average grant date fair value of $6.01 per share. We issued approximately 1.6 million shares of our common stock in connection with the vesting of restricted stock units during the nine months ended September 30, 2011. At September 30, 2011, 4.5 million restricted stock units were unvested with a weighted average grant date fair value of $5.64 per share.
     Crewmember Stock Purchase Plan: In May 2011, our shareholders also approved the new 2011 Crewmember Stock Purchase Plan, or 2011 CSPP, to replace the original Crewmember Stock Purchase Plan, which was set to expire in April 2012. The 2011 CSPP has 8.0 million shares of our common stock reserved for issuance. The 2011 CSPP, by its terms, will terminate no later than the last business day of April 2021. The other terms of the 2011 CSPP are essentially the same as the original CSPP.

Note 3 — Long-term Debt, Short-term Borrowings, and Capital Lease Obligations
6.75% Convertible Debentures due 2039
     During the three months ended September 30, 2011, we repurchased a total of $32 million principal amount of our 6.75% Series A convertible debentures due 2039 for approximately $37 million. We recognized a loss of approximately $5 million on these transactions, which is included in interest income and other during the three and nine months ended September 30, 2011.
Unsecured Revolving Credit Facility
     In September 2011, we executed a corporate purchasing line with American Express, which allows us to borrow a maximum of $125 million. Borrowings cannot exceed $30 million per week and may only be used for the purchase of jet fuel. Borrowings on this corporate purchasing line are subject to our compliance with the terms and conditions of the credit agreement, including certain financial covenants which include a requirement to maintain certain cash and short term investment levels, a minimum earnings before income taxes, interest, depreciation and amortization, or EBITDA margin, as well as customary events of default. Borrowings, which are to be paid monthly, are subject to a 6.9% annual interest rate subject to certain limitations. This borrowing facility will terminate no later than December 31, 2014. As of October 31, 2011, we borrowed $41 million under this revolving credit facility.
Own Share-Lending Arrangement
     In June 2008, as more fully described in Note 2 of our 2010 Annual Report, we loaned 44.9 million shares of our common stock in conjunction with our 2008 $201 million convertible debt issuance. As of September 30, 2011, there were approximately 18.0 million shares outstanding under the share lending agreement. The fair value of similar common shares not subject to our share lending arrangement, based upon our closing stock price, was approximately $74 million. In October 2011, approximately 16.6 million of these shares were returned to us by the borrower, leaving 1.4 million shares outstanding under the share lending agreement.
Other Indebtedness
     During the nine months ended September 30, 2011, we issued $93 million in non-public floating rate equipment notes due through 2023 and $96 million, net of discount, in fixed rate equipment notes due through 2026, which are secured by three new Airbus A320 aircraft and four new EMBRAER 190 aircraft.
     We are subject to certain collateral ratio requirements in our spare parts pass-through certificates and spare engine financing issued in November 2006 and December 2007, respectively. If we fail to maintain these collateral ratios, we are required to provide additional collateral or redeem some or all of the equipment notes so that the ratios return to compliance. As a result of lower spare parts inventory balances and the associated reduced third party valuation of these parts, we pledged as collateral a previously unencumbered spare engine with a carrying value of approximately $7 million during the second quarter of 2011. As of September 30, 2011, we did not meet the minimum ratios on our spare parts pass-through certificates due to the reduced third party valuation of these parts. In order to maintain the ratios, we elected to redeem $3 million of the equipment notes to be settled in November 2011. Aircraft, engines and other equipment and facilities having a net book value of $3.72 billion at September 30, 2011 were pledged as security under various loan agreements.
     Our outstanding debt and capital lease obligations were reduced by $166 million as a result of principal payments made during the nine months ended September 30, 2011. At September 30, 2011, the weighted average interest rate of all of our long-term debt was 4.55% and scheduled maturities were $54 million for the remainder of 2011, $195 million in 2012, $394 million in 2013, $582 million in 2014, $259 million in 2015 and $1.58 billion thereafter.
     The carrying amounts and estimated fair values of our long-term debt at September 30, 2011 and December 31, 2010 were as follows (in millions):

	September 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Public Debt
Floating rate enhanced equipment notes
Class G-1, due through 2016	$215	$195	$234	$210
Class G-2, due 2014 and 2016	373	339	373	312
Class B-1, due 2014	49	47	49	46
Fixed rate special facility bonds, due through 2036	83	74	84	75
6.75% convertible debentures due in 2039	169	196	201	293
5.5% convertible debentures due in 2038	123	139	123	194

Non-Public Debt
Floating rate equipment notes, due through 2025	735	702	696	654
Fixed rate equipment notes, due through 2026	1,187	1,282	1,144	1,132

Total	$2,934	$2,974	$2,904	$2,916

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
Note 4 — Comprehensive Income
     Comprehensive income includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting. The differences between net income and comprehensive income for each of these periods are as follows (dollars are in millions):

	Three Months Ended
	September 30,
	2011	2010
Net income	$35	$59

Gain (loss) on derivative instruments
(net of $13 and $3 of taxes)	(21)	4

Total other comprehensive loss	(21)	4

Comprehensive income	$14	$63

	Nine Months Ended
	September 30,
	2011	2010
Net income	$63	$89

Gain (loss) on derivative instruments
(net of $14 and $13 of taxes)	(24)	(20)

Total other comprehensive loss	(24)	(20)

Comprehensive income	$39	$69

     A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes, for the three and nine months ended September 30, 2011 is as follows (in millions):

	Aircraft Fuel
	Derivatives	Interest Rate Swaps	Total
Beginning accumulated gains (losses), at June 30, 2011	$1	$(14)	(13)
Reclassifications into earnings	4	2	6
Change in fair value	(25)	(2)	(27)

Ending accumulated gains (losses), at September 30, 2011	$(20)	$(14)	$(34)

	Aircraft Fuel
	Derivatives	Interest Rate Swaps	Total
Beginning accumulated gains (losses), at December 31, 2010	$4	$(14)	$(10)
Reclassifications into earnings	—	5	5
Change in fair value	(24)	(5)	(29)

Ending accumulated gains (losses), at September 30, 2011	$(20)	$(14)	$(34)

Note 5 — Earnings Per Share
     The following table shows how we computed basic and diluted earnings per common share (dollars in millions; share data in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net income	$35	$59	$63	$89
Effect of dilutive securities:
Interest on convertible debt, net of income taxes	3	2	9	8

Net income applicable to common stockholders after assumed conversion for diluted earnings per share	$38	$61	$72	$97

Denominator:
Weighted average shares outstanding for basic earnings per share	279,099	275,731	278,280	275,011
Effect of dilutive securities:
Employee stock options	1,368	2,598	1,745	2,536
Convertible debt	65,786	68,605	67,655	68,605

Adjusted weighted average shares outstanding and assumed conversions for diluted earnings per share	346,253	346,934	347,680	346,152

Shares excluded from EPS calculation (in millions):
Shares issuable upon conversion of our convertible debt as assumed conversion would be antidilutive	—	—	—	—
Shares issuable upon exercise of outstanding stock options or vesting of restricted stock units as assumed exercise would be antidilutive	21.4	22.4	22.5	24.6
     As of September 30, 2011, a total of approximately 18.0 million shares of our common stock, which were lent to our share borrower pursuant to the terms of our share lending agreement, as described more fully in Note 2 to our 2010 Form 10-K, were issued and outstanding for corporate law purposes. Holders of the borrowed shares have all the rights of a holder of our common stock. However, because the share borrower must return all borrowed shares to us (or identical shares or, in certain circumstances of default by the counterparty, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings (loss) per share. In October 2011, approximately 16.6 million shares were returned to us by the borrower, leaving 1.4 million shares outstanding under the share lending agreement.
Note 6 — Employee Retirement Plan
     We sponsor a retirement savings 401(k) defined contribution plan, or the Plan, a component of which is a profit sharing contribution for certain eligible employees. All employees are eligible to participate in the Plan. Our contributions expensed for the Plan for the three months ended September 30, 2011 and 2010 were $15 million and $18 million, respectively, and contributions expensed for the Plan for the nine months ended September 30, 2011 and 2010 were $46 million and $45 million, respectively.

Note 7 — Commitments and Contingencies
     In October 2011, we executed a new purchase agreement with Airbus S.A.S., which supersedes our original purchase agreement and related amendments, and incorporates the terms of the memorandum of understanding executed in June 2011. In this new agreement, we substituted 30 of our 52 remaining A320 aircraft deliveries with A321 aircraft and placed a new order for 40 A320 new engine option, or A320neo, aircraft with delivery in 2018 through 2021.
     In February 2011, we cancelled the orders for two EMBRAER 190 aircraft previously scheduled for delivery in 2013. In October 2011, we amended our EMBRAER 190 purchase agreement, terminating 11 aircraft previously scheduled for delivery in 2017 and 2018. In October 2011, we deferred seven aircraft previously scheduled for delivery in 2013 and 2014 to 2018 and cancelled the order for one EMBRAER 190 aircraft previously scheduled for delivery in 2014. Subject to payment of a termination fee, we may cancel prior to July 31, 2012 seven EMBRAER 190 aircraft scheduled for delivery in 2018.
     During the second quarter of 2011, we extended the leases on four Airbus A320 aircraft; leases which were previously set to expire in 2012. These extensions resulted in an additional $19 million of lease commitments through 2015. In May 2011, we returned one EMBRAER E190 aircraft to its lessor, upon expiration of the lease term.
     As of September 30, 2011, including the effects of the above amendments and our new Airbus purchase agreement, our firm aircraft orders consisted of 22 Airbus A320 aircraft, 30 Airbus A321, 40 Airbus A320 neo, 36 EMBRAER E190 aircraft and 10 spare engines scheduled for delivery through 2021. Committed expenditures for these aircraft, including the related flight equipment and estimated amounts for contractual price escalations and predelivery deposits, were approximately $65 million for the remainder of 2011, $410 million in 2012, $450 million in 2013, $580 million in 2014, $770 million in 2015 and $4.77 billion thereafter.
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
     As of September 30, 2011, we had approximately $31 million of restricted assets pledged under standby letters of credit related to certain of our leases which will expire at the end of the related lease terms. Additionally, we had $19 million pledged related to our workers compensation insurance policies and other business partner agreements, which will expire according to the terms of the related policies or agreements.
     In March 2010, we announced we will be combining our Darien, CT and Forest Hills, NY corporate offices and relocating to a new corporate headquarters in Long Island City, NY. In September 2010, we executed a 12 year lease for our new corporate headquarters in Long Island City. Other than this lease commitment, we do not have any material obligations as of September 30, 2011 related to this corporate relocation, which is scheduled to commence in 2012.
     In October 2011, a severe winter storm impacted the northeast which resulted in several flight diversions to Hartford, CT’s Bradley International Airport. Due to the weather, field and airport terminal conditions, some of these diverted flights were held on the tarmac for times which exceeded the Department of Transportation's, or DOT's, established tarmac delay limits. As a result, the DOT is investigating these incidents and we may be subject to a penalty.
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
     The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of September 30, 2011 related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

	Crude oil cap				Jet fuel swap
	agreements	Crude oil collars	Heating oil collars	Jet Fuel collars	agreements	Total
Fourth Quarter 2011	7%	9%	10%	2%	12%	40%
First Quarter 2012	2%	5%	7%	2%	7%	23%
Second Quarter 2012	2%	4%	7%	2%	7%	22%
Third Quarter 2012	—	4%	6%	2%	6%	18%
Fourth Quarter 2012	—	4%	7%	—	7%	18%
     We also have outstanding contracts, which we entered into in the first quarter of 2011, for approximately 5% of our projected consumption for the fourth quarter of 2011 using 3-way crude oil collars, which have not been designated as cash flow hedges for accounting purposes. We also enter into basis swaps, which we do not designate as cash flow hedges and adjust their fair value through earnings each period based on their current fair value. As of September 30, 2011, the fair value recorded for these contracts was immaterial.
     Interest rate swaps: The interest rate hedges we had outstanding as of September 30, 2011 effectively swap floating rate for fixed rate, taking advantage of lower borrowing rates in existence at the time of the hedge transaction as compared to the date our original debt instruments were executed. As of September 30, 2011, we had $371 million in notional debt outstanding related to these swaps, which cover certain interest payments through August 2016. The notional amount decreases over time to match scheduled repayments of the related debt.
     All of our outstanding interest rate swap contracts qualify as cash flow hedges in accordance with the Derivatives and Hedging topic of the Codification. Since all of the critical terms of our swap agreements match the debt to which they pertain, there was no ineffectiveness relating to these interest rate swaps in 2011 or 2010, and all related unrealized losses were deferred in accumulated other comprehensive income. We recognized approximately $8 million and $6 million in additional interest expense as the related interest payments were made during the nine months ended September 30, 2011 and 2010, respectively.
     Any outstanding derivative instrument exposes us to credit loss in the event of nonperformance by the counterparties to the agreements, but we do not expect that any of our seven counterparties will fail to meet their obligations. The amount of such credit exposure is generally the fair value of our outstanding contracts. To manage credit risks, we select counterparties based on credit assessments, limit our overall exposure to any single counterparty and monitor the market position with each counterparty. Some of our agreements require cash deposits if market risk exposure exceeds a specified threshold amount.
     The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts. Our policy is to offset the liabilities represented by these contracts with any cash collateral paid to the counterparties. We had $7 million in collateral posted related to our outstanding fuel hedge contracts at September 30, 2011 and did not have any collateral posted related to our outstanding fuel hedge contracts at December 31, 2010. We had $24 million and $30 million posted in collateral related to our interest rate derivatives which offset the hedge liability in other current liabilities at September 30, 2011 and December 31, 2010, respectively.
     The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

	As of
	September 30,	December 31,
	2011	2010
Fuel derivatives
Asset fair value recorded in prepaid expenses and other (1)	$1	$19
Asset fair value recorded in other long term assets (1)	—	4
Liability fair value recorded in other accrued liabilities (1)	26	—
Liability fair value recorded in other long term liabilities (1)	6	—
Longest remaining term (months)	15	24
Hedged volume (barrels, in thousands)	4,155	4,290
Estimated amount of existing gains (losses) expected to be reclassified into earnings in the next 12 months	(26)	3

Interest rate derivatives
Liability fair value recorded in other long term liabilities (2)	23	23
Estimated amount of existing gains (losses) expected to be reclassified into earnings in the next 12 months	(10)	(10)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Fuel derivatives
Hedge effectiveness gains (losses) recognized in aircraft fuel expense	$(4)	$(6)	$3	$(6)
Hedge ineffectiveness gains (losses) recognized in other income (expense)	(3)	—	(3)	(2)
Gains (losses) of derivatives not qualifying for hedge accounting recognized in other income (expense)	(1)	(1)	—	(1)
Hedge gains (losses) of derivatives recognized in comprehensive income, (see Note 4)	(41)	13	(38)	(15)
Percentage of actual consumption economically hedged	48%	49%	43%	53%

Interest rate derivatives
Hedge gains (losses) of derivatives recognized in comprehensive income, (see Note 4)	(3)	(6)	(8)	(18)
Hedge gains (losses) of derivatives recognized in interest expense	(3)	(2)	(8)	(6)

(1)	Gross asset or liability of each contract prior to consideration of offsetting positions with each counterparty.

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
     The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2011 and December 31, 2010 (in millions).

	As of September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$544	$—	$—	$544
Restricted cash	5	—	—	5
Available-for-sale investment securities	220	55	—	275
Aircraft fuel derivatives	—	1	—	1

	$769	$56	$—	$825

Liabilities
Aircraft fuel derivatives	$—	$32	$—	$32
Interest rate swap	—	—	23	23

	$—	$32	$23	$55

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$399	$—	$—	$399
Restricted cash	59	—	—	59
Available-for-sale investment securities	135	19	—	154
Aircraft fuel derivatives	—	23	—	23

	$593	$42	$—	$635

Liabilities
Interest rate swap	$—	$—	$23	$23

	$—	$—	$23	$23

     Refer to Note 3 for fair value information related to our outstanding debt obligations as of September 30, 2011. The following tables reflect the activity for the major classes of our assets and liabilities measured at fair value using level 3 inputs (in millions) for the three and nine months ended September 30, 2011 and 2010:
     Cash and cash equivalents: Our cash and cash equivalents include money market securities and trade deposits and commercial paper which are readily convertible into cash with maturities of three months or less when purchased. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as level 1 within our fair value hierarchy.
     Available-for-sale investment securities: Included in our available-for-sale investment securities is commercial paper with original maturities greater than 90 days but less than one year. We also held asset backed securities, which are considered variable rate demand notes with contractual maturities generally greater than ten years with interest reset dates often every 30 days or less. The fair values of these investments are based on observable market data in actively traded markets. We hold certificates of deposits with fair values based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. We did not record any significant gains or losses on these securities during the nine months ended September 30, 2011.

Interest Rate Swaps
Balance as of June 30, 2011	$(23)
Total gains or (losses), realized or unrealized
Included in earnings	—
Included in comprehensive income	(3)
Settlements	3

Balance as of September 30, 2011	$(23)

Balance as of December 31, 2010	$(23)
Total gains or (losses), realized or unrealized
Included in earnings	—
Included in comprehensive income	(8)
Settlements	8

Balance as of September 30, 2011	$(23)

	Auction Rate	Put Option related	Interest Rate
	Securities	to ARS	Swaps	Total
Balance as of June 30, 2010	$42	$7	$(22)	$27
Total gains or (losses), realized or unrealized
Included in earnings	7	(7)	—	—
Included in comprehensive income	—	—	(8)	(8)
Purchases, sales, issuances and settlements, net	(49)	—	2	(47)

Balance as of September 30, 2010	$—	$—	$(28)	$(28)

Balance as of December 31, 2009	$74	$11	$(10)	$75
Total gains or (losses), realized or unrealized
Included in earnings	11	(11)	—	—
Included in comprehensive income	—	—	(24)	(24)
Purchases, sales, issuances and settlements, net	(85)	—	6	(79)

Balance as of September 30, 2010	$—	$—	$(28)	$(28)

     Auction rate securities and related put option: In July 2010, all of our then outstanding auction rate securities were repurchased at par by UBS in accordance with the settlement agreement we had with UBS. The proceeds were used to terminate the outstanding balance on the line of credit with UBS. As a result, we no longer hold any trading securities at September 30, 2011, and the related put option was also terminated upon final sale of the investments. We had elected to apply the fair value option under the Financial Instruments topic of the Codification to the UBS put option in order to closely conform to our treatment of the underlying ARS.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Outlook
     We remain focused on striving to generate consistent unit revenue growth throughout the year by managing our network and balancing the seasonality created by our highly leisure focused business. We are doing so by complementing our leisure travel markets with higher yielding business markets and capitalizing on key growth regions, primarily Boston and the Caribbean, which has resulted in increased capacity. During the third quarter of 2011, our operating revenue per available seat mile increased 7% on a capacity increase of 8%. Our average fares for the third quarter increased 9% to $155 over the same period in 2010. Average fuel prices over the same period increased 43%. We believe our strong liquidity position provides us with a certain degree of flexibility to help navigate the challenging fuel environment and to proactively respond to changes in the demand and pricing environments as well as to pursue organic growth opportunities.
     We continue to leverage our presence as the largest domestic carrier at both New York’s John F. Kennedy Airport, or JFK, and Boston’s Logan International Airport, or Logan. Attracting and building a loyal base of business travelers is a critical component of our growth strategy, particularly in Boston. We also continue to build our portfolio of strategic commercial partnerships to allow our customers further access to our network and beyond. To this end, during the third quarter, we announced a new commercial partnership with Tam Airlines, the largest airline in Brazil, bringing our total commercial partnerships to 12 airlines.
     Our disciplined growth strategy includes managing capacity as well as the growth, size and age of our fleet. The competitive landscape of the airline industry continues to present both challenges and opportunities. We remain focused on our operations in Boston and the Caribbean and Latin America, especially as competitive reductions continue in those regions. This includes our focus on our growth in San Juan, Puerto Rico, where earlier in 2011, we became the largest airline serving Puerto Rico. Most recently, we have announced plans to begin service to La Romana, Dominican Republic and Liberia, Costa Rica in November 2011, and St. Croix and St. Thomas in the U.S. Virgin Islands in December, 2011. Our growth in these regions allows for us to diversify our leisure and visiting friends and family traffic. In October 2011, the Department of Transportation approved a slot swap agreement between Delta Air Lines Inc. and US Airways, with a part of the agreement being the divestiture of 16 slot pairs at New York’s LaGuardia Airport and eight slot pairs at Washington DC’s Reagan National Airport to smaller rival airlines. As a result of this agreement, other slots may become available and we intend to participate in the auction process in which we may acquire additional slots and increase our presence in these markets.
     In October 2011, we amended our EMBRAER 190 purchase agreement, terminating 11 aircraft previously scheduled for delivery in 2017 and 2018. In October 2011, we further amended our EMBRAER 190 purchase agreement, deferring seven aircraft previously scheduled for delivery in 2013 and 2014 to 2018 and cancelling the order for one EMBRAER 190 aircraft previously scheduled for delivery in 2014. In October 2011, we executed a new purchase agreement with Airbus, which supersedes our original purchase agreement and related amendments, and incorporates the terms of the memorandum of understanding executed in June 2011. We expect our operating aircraft to consist of 120 Airbus A320 aircraft and 49 EMBRAER 190 aircraft at the end of 2011. We have one of the youngest and most fuel efficient fleets in the industry, with an average age of 5.9 years, which we believe gives us a competitive advantage.
     In addition to the above fleet adjustments, all of our A320 and A321 deliveries beginning in 2013 will be equipped with sharklet wing tips, which we expect to improve our fuel efficiency by roughly 3%. We anticipate that the improved fuel efficiency of these new aircraft as well as the A320 new engine option, or A320neo, aircraft will provide significant savings against our largest and most unpredictable cost.
     We believe our strong brand and the JetBlue Experience are core elements of our continued success. To that end, we continually seek to enhance our product and provide our customers with superior service. In June 2011, we re-branded and expanded our popular Even More Legroom offering, now known as Even More Space, to include extra legroom plus early boarding and early access to overhead bin space. Additionally, we introduced Even More Speed, which offers customers the option to enjoy an expedited security experience in select JetBlue airports. Earlier in 2011, we executed an agreement with ViaSat Inc. to develop and introduce state of the art in-flight broadband connectivity technology on our aircraft. In October 2011, ViaSat successfully launched a satellite which will eventually support this effort. We continue to develop the in-flight broadband connectivity solution and plan to introduce it on our fleet as early as 2013.
     The price and availability of aircraft fuel, which is our single largest operating expense, are extremely volatile due to global economic and geopolitical factors that we can neither control nor accurately predict. During 2011, fuel prices have remained volatile. We actively manage the volume and diversification of our fuel hedge portfolio. We effectively hedged 48% of our total third quarter 2011 fuel consumption. As of September 30, 2011, we had outstanding fuel hedge contracts covering approximately 45% of our forecasted consumption for the fourth quarter of 2011, 43% for the full year 2011, and 21% for the full year 2012. We will continue to monitor fuel prices closely and expect to take advantage of fuel hedging opportunities in order to provide some protection against significant volatility and increases in fuel prices.
     We expect our full-year operating capacity to increase approximately 6% to 8% over 2010 primarily as a result of our growth in Boston as well as the Caribbean and Latin America including San Juan, Puerto Rico and the net addition of four EMBRAER 190 and four Airbus A320 aircraft to our operating fleet. Assuming fuel prices of $3.19 per gallon, including fuel taxes and net of effective hedges, our cost per available seat mile for 2011 is expected to increase by 13% to 15% over 2010. This expected increase is primarily a result of higher fuel prices and higher maintenance costs.
Results of Operations
     During the third quarter of 2011, Hurricane Irene severely impacted our operations as its path travelled directly through the core of our network. Flights were suspended in New York and Boston, resulting in approximately 1400 cancellations over a three day period.
     Our operating revenue per available seat mile for the quarter increased 7% over the same period in 2010. Our average fares for the quarter increased 9% over 2010 to $155, while our load factor decreased 0.1 points to 84.5% from a year ago. Our on-time performance, defined by the Department of Transportation, or DOT, as arrival within 14 minutes of schedule, was 72.4% in the third quarter of 2011 compared to 76.9% for the same period in 2010, while our completion factor was 97.2% and 99.2% in 2011 and 2010, respectively.
Three Months Ended September 30, 2011 and 2010
     We reported net income of $35 million for the three months ended September 30, 2011, compared to $59 million for the three months ended September 30, 2010. Diluted earnings per share were $0.11 for the third quarter of 2011 compared to $0.18 for 2010. Our operating income for the three months ended September 30, 2011 was $108 million compared to $140 million for the same period last year, and our pre-tax margin decreased 4.8 points from 2010 to 4.6%.
     Operating Revenues. Operating revenues increased 16%, or $165 million, over the same period in 2010, primarily due to a 17%, or $155 million, increase in passenger revenues. The increase in passenger revenues was largely attributable to an 8% increase in capacity along with an 8% increase in yield over the third quarter of 2010. Revenue from our re-branded Even More Space seats increased approximately $10 million.
     Other revenue increased 10%, or $10 million, primarily due to a $3 million increase in marketing related revenues and a $3 million increase in LiveTV third party revenues. Additionally, we had a $2 million increase in baggage fees and a $2 million increase in change fees.
     Operating Expenses. Operating expenses increased 22%, or $197 million, over the same period in 2010, primarily due to higher fuel prices and increased maintenance costs. Operating capacity increased 8%

to 9.86 billion available seat miles. Operating expenses per available seat mile increased 13% to 11.03 cents for the three months ended September 30, 2011. Excluding fuel, our cost per available seat mile for the three months ended September 30, 2011 was 2% lower compared to the same period in 2010. Our operating expenses on a unit basis have decreased year over year due to the increase in capacity driven primarily by our Boston and Caribbean operations; and would have been further reduced had we not had the flight cancellations caused by Hurricane Irene in August 2011. In detail, operating costs per available seat mile were as follows (percent changes are based on unrounded numbers):

	Three Months Ended
	September 30,
			Percent
	2011	2010	Change
	(in cents)
Operating expenses:
Aircraft fuel	4.60	3.21	43.4%
Salaries, wages and benefits	2.39	2.49	(4.2)%
Landing fees and other rents	.66	.67	(1.4)%
Depreciation and amortization	.57	.60	(4.2)%
Aircraft rent	.33	.35	(3.3)%
Sales and marketing	.50	.51	(2.5)%
Maintenance materials and repairs	.60	.48	24.5%
Other operating expenses	1.38	1.47	(6.6)%

Total operating expenses	11.03	9.78	12.8%

     Aircraft fuel expense increased 55%, or $162 million, due to a 43% increase in average fuel cost per gallon, or $137 million after the impact of fuel hedging, and an increase of nine million gallons of aircraft fuel consumed, resulting in $25 million in additional fuel expense. We recorded $4 million in losses upon settlement of fuel hedges during the third quarter of 2011 versus $6 million in fuel hedge losses during the same period in 2010. Our average fuel cost per gallon was $3.25 for the third quarter of 2011 compared to $2.26 for the third quarter of 2010. Cost per available seat mile increased 43% primarily due to the increase in fuel price.
     Salaries, wages and benefits increased 4%, or $9 million, primarily due to increases in wages and related benefits as a result of pay increases and the increasing seniority levels of our crewmembers. Additionally, we had a 7% increase in the average number of full-time equivalent employees needed to support our growth plans. These increases were offset by $4 million in lower profit sharing expense as a result of the decrease in pre-tax income and a decrease in medical benefits. Cost per available seat mile decreased 4% primarily due to the lower profit sharing expense.
     Landing fees and other rents increased 7%, or $4 million, primarily due to a 7% increase in departures over 2010. Airport rental rates increased due to increased rates in existing markets, the opening of five new cities since the third quarter of 2010 and expanded operations in Boston.
     Depreciation and amortization increased 4%, or $3 million, primarily due to having an average of 106 owned and capital leased aircraft in 2011 compared to 98 in 2010. This increase was slightly offset by a reduction in owned computer hardware. Cost per available seat mile decreased 4% due to lesser computer hardware depreciation.
     Aircraft rent increased 5%, or $1 million, due to our leasing of six used aircraft during the second half of 2010.

     Sales and marketing expense increased 6%, or $2 million, due to $4 million in higher credit card fees resulting from the increased average fares and $2 million in increased sales and distribution costs related to our participation in online travel agents, or OTAs, and global distribution systems, or GDSs. These increases were offset by $3 million in lower advertising costs. On a cost per available seat mile basis, sales and marketing expense decreased 3% primarily due to lower advertising costs.
     Maintenance, materials, and repairs increased 35%, or $15 million, due to 12.5 additional average operating aircraft in 2011 compared to the same period in 2010, the gradual aging of our fleet, and aircraft coming off of warranty. As of September 30, 2011, our oldest operating aircraft had an age of 11.8 years and the average age of our fleet increased to 5.9 years compared to 5.1 years as of September 30, 2010. Maintenance expense is expected to increase significantly as our fleet ages, resulting in the need for additional repairs over time. Cost per available seat mile increased 24% primarily due to the gradual aging of our fleet.
     Other operating expenses increased 1%, or $1 million, primarily due to an increase in variable costs as a result of 7% more departures versus 2010 and operating out of five additional cities opened since the third quarter of 2010. These increases were offset by a $6 million impairment expense related to the intangible assets and other costs associated with developing an air to ground connectivity capability by our LiveTV subsidiary in 2010. Cost per available seat mile decreased 7% primarily due to the impairment charge in 2010 and the increase in 2011 capacity.
     Other Income (Expense). Interest income and other decreased $9 million, primarily due to a $5 million loss on the early extinguishment of a portion of our 6.75% Series A convertible debt due 2039, as well as fuel hedging ineffectiveness losses. Accounting ineffectiveness on our crude and heating oil derivative instruments classified as cash flow hedges resulted in a loss of $3 million in 2011compared to an insignificant amount in 2010. We are unable to predict what the amount of ineffectiveness will be related to these instruments, or the potential loss of hedge accounting, which is determined on a derivative-by-derivative basis, due to the volatility in the forward markets for these commodities.
Nine Months Ended September 30, 2011 and 2010
     We reported net income of $63 million for the nine months ended September 30, 2011, compared to $89 million for the nine months ended September 30, 2010. Diluted earnings per share were $0.21 for the nine months ended September 30, 2011 compared to $0.28 for the same period in 2010. Our operating income for the nine months ended September 30, 2011 was $239 million compared to $278 million for the same period last year, and our pre-tax margin decreased 2.1 points from 2010 to 3.1%.
     Operating Revenues. Operating revenues increased 18%, or $517 million, over the same period in 2010, primarily due to an 18%, or $470 million, increase in passenger revenues. The increase in passenger revenues was largely attributable to a 6% increase in capacity along with a 10% increase in yield over the same period of 2010. Additionally, we had a $25 million increase in Even More Space fees as a result of increased capacity and revised pricing.
     Other revenue increased 17%, or $47 million, primarily due to a $16 million increase in marketing related revenues, of which $5 million related to an increase in revenue recognized related to the guarantee associated with our co-branded credit card agreement. We also had a $12 million increase in third party revenues for LiveTV. Change fees increased 9%, or $8 million, over the same period in 2010 as a result of several change fee waivers implemented during the first half of 2010 in conjunction with our reservation system implementation. Additionally, rental income increased approximately $3 million, baggage fees increased approximately $4 million and inflight sales revenue increased $3 million.

     Operating Expenses. Operating expenses increased 22%, or $556 million, over the same period in 2010, primarily due to higher fuel prices and increased maintenance costs. Operating capacity increased 6% to 27.81 billion available seat miles. Operating expenses per available seat mile increased 15% to 11.22 cents for the nine months ended September 30, 2011. Excluding fuel, our cost per available seat mile for the nine months ended September 30, 2011 was 2% higher compared to the same period in 2010. Our operating expenses on a unit basis have decreased year over year due to the increase in capacity driven primarily by our Boston and Caribbean operations; and would have been further reduced had we not had the flight cancellations caused by Hurricane Irene in August 2011. In detail, operating costs per available seat mile were as follows (percent changes are based on unrounded numbers):

	Nine Months Ended
	September 30,		Percent
	2011	2010	Change
	(in cents)
Operating expenses:
Aircraft fuel	4.48	3.15	42.3%
Salaries, wages and benefits	2.54	2.53	0.2%
Landing fees and other rents	.67	.66	1.0%
Depreciation and amortization	.61	.63	(2.7)%
Aircraft rent	.37	.36	3.6%
Sales and marketing	.52	.50	5.6%
Maintenance materials and repairs	.59	.47	25.4%
Other operating expenses	1.44	1.48	(3.2)%

Total operating expenses	11.22	9.78	14.7%

     Aircraft fuel expense increased 51%, or $421 million, due to a 41% increase in average fuel cost per gallon, or $362 million after the impact of fuel hedging, and an increase of 25 million gallons of aircraft fuel consumed, resulting in $59 million in additional fuel expense. We recorded $3 million in fuel hedge gains that settled during 2011 versus $6 million in fuel hedge losses during 2010. Our average fuel cost per gallon was $3.18 for the nine months ended September 30, 2011 compared to $2.25 for the same period in 2010. Cost per available seat mile increased 42% primarily due to the increase in fuel price.
     Salaries, wages and benefits increased 6%, or $42 million, primarily due to increases in wages and related benefits as a result of pay increases and the increasing seniority levels of our crewmembers. Additionally, we had a 4% increase in the average number of full-time equivalent employees. These increases were partially offset by an additional $8 million of expense associated with higher staffing levels in the first quarter of 2010 related to the implementation of our new customer service system.
     Landing fees and other rents increased 7%, or $12 million, primarily due to a 7% increase in departures over 2010.
     Depreciation and amortization increased 3%, or $6 million, primarily due to having an average of 104 owned and capital leased aircraft in 2011 compared to 97 in 2010. This increase was slightly offset by a reduction in owned computare hardware and software. Cost per available seat mile decreased 3% due to the lesser computer hardware depreciation and software amortization.
     Aircraft rent increased 10%, or $9 million, due to our leasing of six used aircraft during the second half of 2010. Cost per available seat mile increased 4% due to a higher percentage of our fleet being leased.

     Sales and marketing expense increased 12%, or $15 million, due to $10 million in higher credit card fees resulting from the increased average fares and we incurred $3 million in higher commissions in 2011 related to our participation in GDSs and OTAs. Additionally, advertising costs increased $2 million over the same period in 2010. On a cost per available seat mile basis, sales and marketing expense increased 6% primarily due to increased fares and the resulting higher credit card fees.
     Maintenance, materials, and repairs increased 33%, or $41 million, due to 12.1 additional average operating aircraft in 2011 compared to the same period in 2010, the gradual aging of our fleet and aircraft coming off of warranty. As of September 30, 2011, our oldest operating aircraft had an age of 11.8 years and the average age of our fleet increased to 5.9 years compared to 5.1 years as of September 30, 2010. Maintenance expense is expected to increase significantly as our fleet ages, resulting in the need for additional repairs over time. Cost per available seat mile increased 25% primarily due to the gradual aging of our fleet.
     Other operating expenses increased 3%, or $10 million, primarily due to an increase in variable costs as a result of 7% more departures versus 2010 and operating out of five additional cities opened since the third quarter of 2010. These increases were offset by a $6 million impairment expense related to the intangible assets and other costs associated with developing an air to ground connectivity capability by our LiveTV subsidiary in 2010. Additionally, in 2010, we had incurred $13 million in one-time costs related to the implementation of our new customer service system. Cost per available seat mile decreased 3% primarily due to the impairment charge and one time implementation costs in 2010.
     Other Income (Expense). Interest expense decreased 1%, or $2 million, primarily due to lower average principal balances outstanding on our debt.
     Interest income and other decreased $6 million, primarily due to $5 million loss on the early extinguishment of a portion of our 6.75% Series A convertible debt due 2039, as well as changes in fuel hedging ineffectiveness. Accounting ineffectiveness on our crude and heating oil derivative instruments classified as cash flow hedges was a $3 million loss in 2011 versus a loss of $2 million in 2010. We are unable to predict what the amount of ineffectiveness will be related to these instruments, or the potential loss of hedge accounting, which is determined on a derivative-by-derivative basis, due to the volatility in the forward markets for these commodities.
     The following table sets forth our operating statistics for the three months ended September 30, 2011 and 2010:

	Three Months Ended				Nine Months Ended
	September 30,		Percent		September 30,		Percent
	2011	2010	Change		2011	2010	Change
Operating Statistics:
Revenue passengers (thousands)	7,016	6,573	6.7		19,677	18,215	8.0
Revenue passenger miles (millions)	8,332	7,699	8.2		22,948	21,295	7.8
Available seat miles (ASMs) (millions)	9,855	9,102	8.3		27,807	26,214	6.1
Load factor	84.5%	84.6%	(0.1)	pts.	82.5%	81.2%	1.3 pts.
Aircraft utilization (hours per day)	12.0	12.0	0.2		11.7	11.9	(1.1)

Average fare	$154.88	$141.79	9.2		$154.44	$141.03	9.5
Yield per passenger mile (cents)	13.04	12.10	7.7		13.24	12.06	9.8
Passenger revenue per ASM (cents)	11.03	10.24	7.7		10.93	9.80	11.5
Operating revenue per ASM (cents)	12.12	11.32	7.1		12.08	10.84	11.4
Operating expense per ASM (cents)	11.03	9.78	12.8		11.22	9.78	14.7
Operating expense per ASM, excluding fuel (cents)	6.43	6.57	(2.2)		6.74	6.63	1.6
Airline operating expense per ASM (cents) (1)	10.88	9.53	14.2		11.04	9.56	15.5

Departures	63,099	58,935	7.1		181,437	169,504	7.0
Average stage length (miles)	1,108	1,103	0.5		1,092	1,102	(0.9)
Average number of operating aircraft during period	165.8	153.4	8.1		163.9	151.8	8.0
Average fuel cost per gallon	$3.25	$2.26	43.5		$3.18	$2.25	41.0
Fuel gallons consumed (millions)	139	130	8.3		392	367	7.1
Full-time equivalent employees at period end (1)					11,443	10,669	7.3

(1)	Excludes operating expenses and employees of LiveTV, LLC, which are unrelated to our airline operations.
Liquidity and Capital Resources
     At September 30, 2011, we had unrestricted cash and cash equivalents of $632 million and short term investments of $578 million compared to cash and cash equivalents of $465 million and short term investments of $495 million at December 31, 2010. Cash flows from operating activities were $500 million and $490 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in operating cash flows reflects the 10% increase in average fares offset by the 41% higher price of fuel in 2011 compared to 2010. We rely primarily on operating cash flows to provide working capital.
     Investing Activities. During the nine months ended September 30, 2011, capital expenditures related to our purchase of flight equipment included $231 million for three Airbus A320 aircraft, four EMBRAER E190 aircraft, and four spare engines, $43 million for flight equipment deposits and $21 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases, facilities improvements, and LiveTV inventory, were $60 million. Investing activities also included the net proceeds from the sale and maturities of $11 million in investment securities.
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
     Financing Activities. Financing activities for the nine months ended September 30, 2011 consisted of (1) the early extinguishment of $32 million principal of our 6.75% Series A convertible debentures due

2039 for $37 million, (2) scheduled maturities of $136 million of debt and capital lease obligations, (3) our issuance of $97 million in fixed rate equipment notes and $93 million in non-public floating rate equipment notes secured by three Airbus A320 aircraft and four EMBRAER 190 aircraft, (4) the repayment of $7 million in principal related to our construction obligation for Terminal 5 and (5) the acquisition of $4 million in treasury shares related to the withholding of taxes, upon the vesting of restricted stock units.
     We may in the future issue, in one or more public offerings, debt securities, pass-through certificates, common stock, preferred stock and/or other securities. At this time, we have no plans to sell any such securities.
     Financing activities for the nine months ended September 30, 2010 consisted of (1) the required repurchase of $156 million of our 3.75% convertible debentures due 2035, (2) the net repayment of $56 million on our line of credit collateralized by our auction rate securities, (3) scheduled maturities of $122 million of debt and capital lease obligations, (4) our issuance of $71 million in fixed rate equipment notes and $22 million in non-public floating rate equipment notes secured by three EMBRAER 190 aircraft and five spare engines, and (5) reimbursement of construction costs incurred for Terminal 5 of $12 million.
     Working Capital. We had working capital of $316 million and $275 million at September 30, 2011 and December 31, 2010, respectively. Our working capital includes the fair value of our short term fuel hedge derivatives, which was a liability of $18 million and an asset of $19 million at September 30, 2011 and December 31, 2010, respectively.
     In September 2011, we executed a corporate purchasing line with American Express, which allows us to borrow a maximum of $125 million. Borrowings cannot exceed $30 million per week and may only be used for the purchase of jet fuel. Borrowings on this corporate purchasing line are subject to our compliance with the terms and conditions of the credit agreement, including certain financial covenants which include a requirement to maintain certain cash and short term investment levels and a minimum earnings before income taxes, interest, depreciation and amortization, or EBITDA, margin, as well as customary events of default. Borrowings, which are to be paid monthly, are subject to a 6.9% annual interest rate subject to certain limitations. This borrowing facility will terminate no later than December 31, 2014. As of October 31, 2011, we borrowed $41 million under this revolving credit facility.
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
Contractual Obligations
     Our noncancelable contractual obligations at September 30, 2011, include the following (in millions):

	Payments due in
	Total	2011	2012	2013	2014	2015	Thereafter
Long-term debt and capital lease obligations (1)	$3,820	$92	$323	$512	$683	$344	$1,866
Lease commitments	1,629	54	203	176	171	172	853
Flight equipment obligations	7,045	65	410	450	580	770	4,770
Financing obligations and other (2)	3,083	74	291	269	217	238	1,994

Total	$15,577	$285	$1,227	$1,407	$1,651	$1,524	$9,483

(1)	Includes actual interest and estimated interest for floating-rate debt based on September 30, 2011 rates.

(2)	Amounts include noncancelable commitments for the purchase of goods and services.
     We are subject to certain financial ratios for our unsecured line of credit issued in September 2011, including a requirement to maintain certain cash and short term investment levels and a minimum earnings before income taxes, interest, depreciation and amortization, or EBITDA margin, as well as customary events of default. As of September 30, 2011, we were in compliance with these financial covenants. We are subject to certain collateral ratio requirements in our spare parts pass-through certificates and spare engine financing issued in November 2006 and December 2007, respectively. If we fail to maintain these collateral ratios, we are required to provide additional collateral or redeem some or all of the equipment notes so that the ratios return to compliance. As a result of lower spare parts inventory balances and the associated reduced third party valuation of these parts, we pledged as collateral a previously unencumbered spare engine with a carrying value of approximately $7 million during the second quarter of 2011. During the third quarter of 2011, we did not meet the minimum ratios on our spare parts pass-through certificates due to the reduced third party valuation of these parts. In order to maintain the ratios, we elected to redeem $3 million of the equipment notes to be settled in November 2011.
     We have approximately $31 million of restricted cash pledged under standby letters of credit related to certain of our leases which will expire at the end of the related lease terms.
     As of September 30, 2011, we operated a fleet of 119 Airbus A320 aircraft and 48 EMBRAER 190 aircraft, of which 103 were owned, 60 were leased under operating leases and four were leased under capital leases. The average age of our operating fleet was 5.9 years at September 30, 2011. In February 2011, we cancelled the orders for two EMBRAER 190 aircraft previously scheduled for delivery in 2013. In October 2011, we amended our EMBRAER 190 purchase agreement, terminating 11 aircraft previously scheduled for delivery in 2017 and 2018. In October 2011, we further amended our EMBRAER 190 purchase agreement, deferring seven aircraft previously scheduled for delivery in 2013 and 2014 to 2018 and cancelling the order for one EMBRAER 190 aircraft previously scheduled for delivery in 2014. In October 2011, we executed a new purchase agreement with Airbus, which supersedes our original purchase agreement and related amendments, and incorporates the terms of the memorandum of understanding executed in June 2011. As of September 30, 2011, including the effects of these amendments and our new Airbus purchase agreement, we had on order 22 Airbus A320 aircraft, 30 Airbus A321, 40 Airbus A320 neo and 36 EMBRAER 190 aircraft; with options to acquire 56 additional EMBRAER 190 aircraft as follows:

	Firm						Option
	Airbus	Airbus	Airbus	EMBRAER			EMBRAER
Year	A320	A321	A320 neo	190		Total	190
Remainder of 2011	1	—	—	1		2	—
2012	7	—	—	4		11	—
2013	3	4	—	2		9	6
2014	—	9	—	2		11	10
2015	—	10	—	7		17	10
2016	3	7	—	8		18	10
2017	8	—	—	5		13	10
2018	—	—	10	7	*	17	10
2019	—	—	10	—		10	—
2020	—	—	10	—		10	—
2021	—	—	10	—		10	—

	22	30	40	36		128	56

*	Subject to payment of a termination fee, JetBlue may cancel prior to July 31, 2012 seven EMBRAER 190 aircraft scheduled for delivery in 2018.
     Committed expenditures for our 128 firm aircraft and 10 spare engines include estimated amounts for contractual price escalations and predelivery deposits. Debt financing has been arranged for all of our remaining firm aircraft deliveries scheduled for 2011. Although we believe that debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot give assurance that we will be able to secure financing on terms attractive to us, if at all. While these financings may or may not result in an increase in liabilities on our balance sheet, our fixed costs will increase significantly regardless of the financing method ultimately chosen. To the extent we cannot secure financing, we may be required to pay in cash, further modify our aircraft acquisition plans or incur higher than anticipated financing costs. Capital expenditures for facility improvements, spare parts, and ground purchases are expected to be approximately $50 million for the remainder of 2011.
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
Other Information
     Organizational Changes. On October 18, 2011, the Company issued a press release announcing the changes to the Company’s leadership structure. On October 18, 2011, our Board of Directors appointed Mark D. Powers, the Company’s Senior Vice President — Treasurer, as interim Chief Financial Officer and Treasurer of the Company, replacing Edward Barnes. Mr. Barnes, the Company’s Chief Financial Officer since 2007, resigned effective immediately. The Company thanks Mr. Barnes for his service.
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
     Aircraft Fuel. As of September 30, 2011, we had hedged approximately 45% of our expected remaining 2011 fuel requirements using jet fuel swaps and collars, heating oil collars, and crude oil caps and collars. Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the September 30, 2011, cost per gallon of fuel, including the effects of our fuel hedges. Based on our projected twelve month fuel consumption, such an increase would result in an increase to annual aircraft fuel expense of approximately $180 million, compared to an estimated $112 million for 2010 measured as of September 30, 2010. See Note 8 to our unaudited condensed consolidated financial statements for additional information.
     Fixed Rate Debt. On September 30, 2011, our $292 million aggregate principal amount of convertible debt had an estimated fair value of $335 million, based on quoted market prices.
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
     In connection with the preparation of this Report, our Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2011.
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the fiscal quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors.
     The following is an update to Item 1A Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2010, or our 2010 Form 10-K and Item 1A Risk Factors contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, or second quarter 2011 Form 10-Q. For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to our 2010 Form 10-K and our second quarter 2011 Form 10-Q.
Risks Related to JetBlue
     We may be subject to unionization, work stoppages, slowdowns or increased labor costs; recent changes to the labor laws may make unionization easier to achieve.
     Our business is labor intensive and, unlike most other airlines, we have a non-union workforce. The unionization of any of our employees could result in demands that may increase our operating expenses and materially adversely affect our financial condition and results of operations. Any of the different crafts or classes of our employees could unionize at any time, which would require us to negotiate in good faith with the employee group’s certified representative concerning a collective bargaining agreement. In June 2011, the Airline Pilots Association, or ALPA, filed a petition with the NMB seeking to become the collective bargaining representative of our pilots. The NMB held an election and a majority of the pilots voting did not support unionization. In 2010, the National Mediation Board, or NMB, changed its election procedures to permit a majority of those voting to elect to unionize (from a majority of those in the craft or class). These rule changes fundamentally alter the manner in which labor groups have been able to organize in our industry since the inception of the Railway Labor Act. Ultimately, if we and a newly elected representative were unable to reach agreement on the terms of a collective bargaining agreement and all of the major dispute resolution processes of the Railway Labor Act were exhausted, we could be subject to work slowdowns or stoppages. In addition, we may be subject to disruptions by organized labor groups protesting our non-union status. Any of these events would be disruptive to our operations and could harm our business.
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
     The DOT’s passenger protection rules, which became effective in April 2010, provide, among other things, that airlines return aircraft to the gate for deplaning following tarmac delays in certain circumstances. In October 2011, a severe winter storm impacted the northeast which resulted in several flight diversions to Hartford, CT’s Bradley International Airport. Due to the weather, field and airport terminal conditions, some of these diverted flights were held on the tarmac for times which exceeded the DOT’s established tarmac delay limits. As a result, the DOT is investigating these incidents and we may be subject to a penalty.

Item 6. Exhibits.
     Exhibits: See accompanying Exhibit Index included after the signature page of this report for a list of the exhibits filed or furnished with this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)
Date: November 2, 2011	By:	/s/ DONALD DANIELS
Vice President, Controller and Chief
Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit
10.3(u)**	Side letter No. 30 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated August 17, 2011.

10.3(v)**	Side letter No. 31 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated September 27, 2011.

10.32(a)**	Side letter agreement, dated September 30, 2011, to Memorandum of Understanding, dated June 17, 2011, between Airbus S.A.S and JetBlue Airways Corporation.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Certification Pursuant to Section 1350, furnished herewith.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

**	Portions of this exhibit have been omitted pursuant to a Confidential Treatment Request under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.