Form 10-K
period 2011-12-31
JETBLUE AIRWAYS CORP
filed 2012-02-28
CIK 1158463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $2,078,666,000 (based on the last reported sale price on the NASDAQ Global Select Market on that date). The number of shares outstanding of the registrant’s common stock as of January 31, 2012 was 282,068,233 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

i

FORWARD-LOOKING INFORMATION

Statements in this Form 10-K (or otherwise made by JetBlue or on JetBlue’s behalf) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which represent our management’s beliefs and assumptions concerning future events. When used in this document and in documents incorporated herein by reference, the words “expects,” “plans,” “anticipates,” “indicates,” “believes,” “forecast,” “guidance,” “outlook,” “may,” “will,” “should,” “seeks,” “targets” and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks, uncertainties and assumptions, and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including, without limitation, our extremely competitive industry; increases and volatility in fuel prices, increases in maintenance costs and interest rates; our ability to implement our growth strategy; our significant fixed obligations and substantial indebtedness; our ability to attract and retain qualified personnel and maintain our culture as we grow; our reliance on high daily aircraft utilization; our dependence on the New York metropolitan market and the effect of increased congestion in this market; our reliance on automated systems and technology; our being subject to potential unionization, work stoppages, slowdowns or increased labor costs; our reliance on a limited number of suppliers; our presence in some international emerging markets that may experience political or economic instability or may subject us to legal risk; reputational and business risk from information security breaches; a negative impact on the JetBlue brand; the long term nature of our fleet order book; changes in or additional government rules, regulations or laws; changes in our industry due to other airlines’ financial condition; the impact on our growth because of economic difficulties in Europe through a continuance of the economic recessionary conditions in the U.S. or a further economic downturn leading to a continuing or accelerated decrease in demand for domestic and business air travel; and external geopolitical events and conditions. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change prior to the end of each quarter or year. Although these expectations may change, we may not inform you if they do.

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

Overview

JetBlue Airways Corporation is a passenger airline that we believe has established itself as a “value airline” which, reflective of its customer base and network, provides a superior core product for a price and at a cost that enables JetBlue to profitably grow. Known as much for its award-winning customer service and free TV as for its competitive fares, JetBlue believes it offers its customers the best main cabin product in markets it serves with a strong core product and reasonably priced optional upgrades. JetBlue operates primarily on point-to-point routes with its fleet of 120 Airbus A320 aircraft and 49 EMBRAER 190 aircraft — one of the youngest and most fuel-efficient fleet of any major U.S. airline. As of December 31, 2011, we served 70 destinations in 22 states, Puerto Rico, Mexico and 12 countries in the Caribbean and Latin America. JetBlue is New York’s Hometown Airline ™ with most of our flights having as an origin or destination New York or one of our other focus cities: Boston, Fort Lauderdale, Los Angeles, Orlando or San Juan, Puerto Rico. By the end of 2011, we operated an average of 700 daily flights. For the year ended December 31, 2011, JetBlue was the 6th largest passenger carrier in the United States based on revenue passenger miles as reported by these passenger airlines. As used in this Form 10-K, the terms “JetBlue”, “we”, “us”, “our” and similar terms refer to JetBlue Airways Corporation and its subsidiaries, unless the context indicates otherwise.

JetBlue was incorporated in Delaware in August 1998 and commenced service February 11, 2000. Our principal executive offices are located at 118-29 Queens Boulevard, Forest Hills, New York 11375 and our telephone number is (718) 286-7900. As of March 5, 2012, our principal executive offices are moving to 27-01 Queens Plaza North, Long Island City, New York 11101.

Where You Can Find Other Information

Our website is www.jetblue.com. Information contained on our website is not part of this report. Information that we furnish or file with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to or exhibits included in these reports are available for download, free of charge, on our website soon after such reports are filed with or furnished to the SEC. Our SEC filings, including exhibits filed therewith, are also available at the SEC’s website at www.sec.gov. You may obtain and copy any document we furnish or file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You may request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549.

Our Value Proposition

Our mission is to bring humanity back to air travel. We continue to work toward our goal to become “the Americas’ Favorite Airline” – for our employees (whom we refer to as Crewmembers), customers and shareholders. We believe achieving this goal is dependent upon continuing to provide superior customer service in delivering the JetBlue Experience while maintaining financial strength and a cost structure that enables profitable growth in the markets we serve. To do this, we aim to leverage three main building blocks of our business model: culture, offerings and foundations. Culture involves our people and we believe ours is one of our key differentiators in the airline industry. Offerings encompass how and where we offer the JetBlue Experience to our customers and other stakeholders through our strong network and award-winning product and service. Foundations are the basis upon which our airline runs, including processes and systems, and a strong financial foundation, with a strong balance sheet, liquidity and cost structure. We strive to maintain our strong and vibrant service-oriented company culture built around our five key values: Safety, Caring, Integrity, Fun and Passion.

Our History

JetBlue began operations in 2000 as a well-funded start-up, which afforded us the ability to make significant investments in our product offerings, including all new aircraft equipped with leather seats and LiveTV. This product investment combined with superior customer service at low fares led to early success, predominantly with leisure travelers in New York. By the end of 2006, JetBlue employed over 10,000 Crewmembers, operated 500 daily flights with a fleet of 119 aircraft and generated annual revenues exceeding $2 billion. However, a heavy debt load taken on to finance our rapid growth, a wide-spread economic recession and record high energy prices led to two consecutive years of annual losses. It was clear that this rate of growth, as then reflected in our aircraft order book, if not interrupted, was unsustainable. We adjusted our business model first by selling used aircraft and by significantly reducing and deferring a portion of our aircraft order book. Additionally, we began to invest in offerings targeted to attract a higher mix of business travelers, particularly in Boston.

We are the only major U.S. airline which began operations post-deregulation to survive into a second decade of operation on our own. Our continued success is dependent upon our ability to adapt to an ever-changing environment and we believe we are well positioned to do just that.

Culture

We believe one of our competitive strengths is our service-oriented culture. Our company culture places value upon and stresses the importance of providing high quality customer service through a productive, engaged workforce that helps keep our costs low and, ultimately, achieve our financial goals. Our success depends on our people and their capabilities, individually and collectively, living our values and delivering the best customer service experience. We believe we carefully select, train and maintain a flexible and diverse workforce of caring, passionate, fun and friendly people who want to provide our customers with the best experience possible. Further, our historical experience and numerous surveys indicate that customer satisfaction and the likelihood of returning customers can be directly linked to experiences with happy and engaged employees.

Our ability to continue hiring, retaining, and developing people who are committed to delivering the JetBlue Experience to our customers is a key component to maintaining the culture we have built. Our culture is first introduced to all new employees through a screening process and an extensive orientation program which emphasizes the importance of customer service, productivity and cost control. We reinforce the importance of this culture by providing continuous training for our employees, including technical training, a leadership program, training that is focused on the safety value and front line training for our customer service teams.

We are focused on the efficiency and productivity of our Crewmembers. Flexible and productive work rules, effective use of part-time employees and increasing use of technology to automate tasks each contribute to workforce productivity. We are continually looking for ways to make our workforce more efficient through the use of technology without compromising our commitment to customer service or safety. Through ongoing collaboration with our internal Values Committees, which have been established for each of our major work groups, we ensure we have the input of peer-elected frontline Crewmembers to help us manage and run the business in the most productive and efficient way.

None of our employees are currently unionized. We believe a direct relationship between JetBlue employees and its leaders – not third-party representation – is in the best interests of our employees, customers and shareholders. We enter into individual employment agreements with each of our Federal Aviation Administration, or FAA, licensed employees, which consist of pilots, dispatchers, technicians and inspectors. These agreements are intended to drive higher levels of engagement and alignment with the Company’s financial success. Each employment agreement is for a term of five years and renews for an additional five-year term unless the employee is terminated for cause or the employee elects not to renew. Pursuant to these agreements, these employees can only be terminated for cause. In the event of a downturn in our business that would require a reduction in work hours, we are obligated to pay these employees a guaranteed level of income and to continue their benefits. In addition, we provide what we believe to be industry-leading job protection language in the agreements in the event of a merger or acquisition, including the establishment of a legal defense fund to use for seniority integration negotiations.

Our leadership team has extensive and diverse airline industry experience. They strive to communicate on a regular basis with all JetBlue employees. They believe in maintaining a direct relationship with all employees and keeping them informed about results and challenges affecting the airline. Effective and frequent communication throughout the organization is fostered through various means, including periodic employee satisfaction surveys, a quarterly magazine, active leadership participation in new hire orientations and periodic open forum meetings across our network, called “pocket sessions,” which are often videotaped and posted on our intranet. By soliciting feedback for ways to improve our service, teamwork and work environment, our leadership team strives to keep Crewmembers engaged and make our business decisions transparent.

Our full-time equivalent employees at December 31, 2011 consisted of 2,168 pilots, 2,326 flight attendants, 3,560 airport operations personnel, 509 technicians (whom others refer to as mechanics), 805 reservation agents, and 2,726 management and other personnel. At December 31, 2011, we employed 10,243 full-time and 3,779 part-time employees.

Offerings

We believe we offer our customers a distinctive flying experience, which we refer to as the “JetBlue Experience” by offering what we believe to be the best domestic core product and providing our customers more value for their purchases. Our marketing objectives are to attract new customers to our brand and give our current customers reasons to come back to us time and time again. A key objective of ours is that competitive fares and quality air travel need not be mutually exclusive. Our competitive fares, high quality product and outstanding customer service create the overall JetBlue Experience that we believe is unique in the domestic airline industry. Key to what we offer to our customers is how and where we offer our service while maintaining a low cost structure relative to our network and superior product level.

High Quality Service and Product.    Onboard JetBlue, customers enjoy new aircraft with roomy leather seats and more legroom than other domestic airlines provide in their coach (and on some, premium) service. Our aircraft’s inflight entertainment systems include 36 channels of free DirecTV®, 100 channels of free XM satellite radio and premium movie channel offerings from JetBlue Features®, our source of first run films. Our onboard offerings also include an assortment of free and unlimited brand name snacks and beverages. Additionally, customers can purchase premium beverages and food selections and specially-tailored products for overnight flights.

All of our aircraft are equipped with leather seats in a comfortable single class layout. Our Airbus A320 aircraft, with 150 seats, has a wider cabin than both the Boeing 737 and 757, aircraft operated by many of our competitors. Our EMBRAER 190 aircraft each have 100 seats that are wider than industry average for this type of aircraft and are arranged in a two-by-two seating configuration. We offer the most legroom in the main cabin of all U.S. airlines in our Even More Space rows.

We believe our strong brand and the JetBlue Experience are key elements of our continued success. To that end, we continually seek to enhance and refine our product and service offerings. During 2011, we re-branded and expanded our popular Even More Legroom offering, now known as Even More Space, to include extra legroom plus early boarding and early access to overhead bin space. Additionally, we introduced Even More Speed, which offers customers the option to enjoy an expedited security experience in select JetBlue airports. Throughout 2011 and 2012, we began offering the Even More Speed expedited security option in over 30 cities. We will continue to offer this convenient service in additional cities as we work with airport authorities to introduce. During 2011, we executed an agreement with ViaSat Inc. to develop and introduce state of the art in-flight Ka broadband connectivity technology, offering the most speed and flexibility of any wi-fi technology currently available, which we plan to introduce on our aircraft beginning in late 2012.

We strive to communicate openly and honestly with customers about delays and service disruptions. We introduced the JetBlue Airways Customer Bill of Rights in 2007 which provides for compensation to customers who experience avoidable inconveniences (as well as some unavoidable circumstances) and commits us to perform at high service standards and holds us accountable if we do not. We are the first and currently the only U.S. major airline to provide such a fundamental benefit to customers. In 2011, we completed 98.2% of our scheduled flights. Unlike most other airlines, we have a policy of not overbooking our flights.

We market our services through advertising and promotions in various media forms, including using increasingly popular social media outlets. We engage in large multi-market programs, as well as many local events and sponsorships and mobile marketing programs. Our targeted public and community relations efforts reflect our commitment to the communities that we serve as well as promoting brand awareness and complementing our strong reputation.

The integrated customer service systems, which we implemented in early 2010, have enabled us to increase our capabilities including growing our current business, providing for more commercial partnerships and allowing us to attract more business customers. We continue to focus on ways to innovate and offer additional ancillary products that will be value added for our customers. We believe selective innovation and expansion of our offerings is critical to our future success.

Our primary and preferred distribution channel is through our website, www.jetblue.com, our lowest cost channel which is also designed to ensure our customers have as pleasant an experience booking their travel as they do in the air. Our participation in global distribution systems, or GDSs, supports our profitable growth in the corporate market, as business customers are more likely to book through a travel agency or booking product that uses a GDS platform. Although the cost of sales through this channel is higher than through our website, the average fare purchased through this channel is generally higher and often covers the increased distribution costs. We currently participate in four major GDSs (Sabre, Galileo, Worldspan and Amadeus) and four major online travel agents, or OTAs (Expedia, Travelocity, Orbitz, and Priceline).

We sell vacation packages through JetBlue GetawaysTM, a one-stop, value-priced vacation website designed to meet customers’ demand for self-directed packaged travel planning. Getaways packages offer competitive fares for air travel on JetBlue and a selection of JetBlue-recommended hotels and resorts, car rentals and attractions. We also offer a la carte hotel and car rental reservations through our website, which generates ancillary service revenues.

Brand Strength.    JetBlue is a widely recognized and respected global brand, which we believe differentiates us from our competitors and identifies us as a safe, reliable, value-added airline. Our brand has become an important and valuable asset. Similarly, we believe customer awareness of our brand has contributed to the success of our marketing efforts and enables us to market ourselves as a preferred marketing partner with companies across many different industries. In 2011, we received several prestigious awards, including being voted “Top Low Cost Airline for Customer Satisfaction” by J.D. Power and Associates for the seventh consecutive year. We also earned distinctions as the “Best Coach-Class Experience”, “Most Customer-Friendly Airline” and “Best Value Airline-Domestic” in the SmarterTravel Editor’s Choice Awards for 2011.

Our customers have told us the JetBlue Experience is an important reason why they choose us over other airlines. We measure and monitor our customer feedback regularly to continuously improve customer satisfaction, a primary goal of ours. One way we do so is by measuring our net promoter score, or NPS, which is a standard metric used by many industries to gauge customer experience. According to Satmetrix, we were recognized as the leader in the 2011 Net Promoter Industry Benchmarks for customer loyalty in the airline category for the second consecutive year. Many of the leading brands which consumers are most familiar with receive high NPS scores and are recognized for great customer service. We believe a higher NPS score leads to customer loyalty and increased revenue.

Route Network.    We believe knowing our customers and understanding the purpose of their travel helps us optimize destinations, strengthen our route schedules and increase unit revenues. Historically, we have been a strong leisure focused airline, which resulted in high seasonality in our business. In recent years, we have become focused on increasing our relevance to the business customer, particularly in Boston, in order to balance some of this seasonality. Additionally, we have continued to profitably grow in Latin America and the Caribbean region, with a mix of leisure and visiting friends and relatives, or VFR, travelers. VFR travelers tend to be slightly less seasonal and more recession resistant than traditional leisure destinations. We have also expanded our portfolio of strategic commercial partnerships in recent years, which generate incremental customers throughout our network and help to balance our off-peak travel periods. We are focused on continuing to diversify our network and further reduce the seasonality by offering the optimal mix for those travelling for leisure, business, or visiting friends and relatives. Our operations primarily consist of transporting passengers on our aircraft with domestic U.S. operations, including Puerto Rico, accounting for 85% of our capacity in 2011. The historic distribution of our available seat miles, or capacity, by region is:

	Year Ended December 31,
Capacity Distribution	2011	2010	2009
East Coast – Western U.S.	32.4%	34.5%	34.7%
Northeast – Florida	32.2	31.4	32.8
Medium – haul	3.2	3.3	3.5
Short – haul	7.5	7.6	7.7
Caribbean, including Puerto Rico	24.7	23.2	21.3

Total	100.0%	100.0%	100.0%

As of December 31, 2011, we provided service to 70 destinations in 22 states, Puerto Rico, Mexico, and 12 countries in the Caribbean and Latin America. We have begun service to the following new destinations since December 31, 2010:

Destination	Service Commenced
Providenciales, Turks & Caicos	February 2011
Anchorage, Alaska	May 2011
Martha’s Vineyard, Mass.	May 2011
La Romana, Dominican Republic	November 2011
Liberia, Costa Rica	November 2011
St. Croix, U.S. Virgin Islands	December 2011
St. Thomas, U.S. Virgin Islands	December 2011

In 2011, we acquired eight take-off and landing slots at each of New York’s LaGuardia Airport and Washington D.C.’s Ronald Reagan National Airport. We plan to begin our expanded service at each of these airports in 2012. Further, we intend to begin service between Dallas/Fort Worth, TX and Boston in May 2012.

In considering new markets, we generally focus on those markets that are either underserved or have high average fares. As a part of this process, we analyze publicly available data from the Department of Transportation, or DOT, showing the historical number of passengers, capacity and average fares over time. Using this data, combined with our knowledge and experience about how comparable markets have reacted in the past when prices were increased or decreased, we forecast the expected level of demand that may result in a particular market from our introduction of service and lower prices, as well as the anticipated response of existing airlines in that market.

We are the leading carrier in number of flights flown per day between the New York metropolitan area and Florida. We also offer service to the most non-stop destinations of any carrier out of Boston. During 2011, we also became the largest carrier offering service in San Juan, Puerto Rico as well as in the Dominican Republic.

•

New York Metropolitan Area – the Nation’s Largest Travel Market.    Since 2000, the majority of our operations have originated in New York City, the nation’s largest travel market and the largest U.S. point of entry from international locations. We are the largest domestic airline at New York’s John F. Kennedy International Airport, or JFK, as measured by passengers and, by the end of 2011, our domestic operations at JFK accounted for nearly 40% of all domestic passengers at that airport. In addition to JFK, we serve Newark, NJ’s Liberty International Airport, New York’s LaGuardia Airport, Newburgh, NY’s Stewart International Airport and White Plains, NY’s Westchester County Airport. JFK is New York’s largest airport, with an infrastructure that includes four runways, large facilities and a convenient direct light-rail connection to the New York City subway system and the Long Island Rail Road. Operating out of the nation’s largest travel market, however, makes us susceptible to certain operational constraints.

In October 2008, we commenced operations at our new 26-gate terminal centrally located at JFK’s Terminal 5. Terminal 5 has an optimal location with convenient access to active runways which we believe increases the efficiency of our operations. We believe this terminal with its modern amenities, concession offerings and passenger conveniences has also improved the overall efficiency of our operation and, more importantly, has significantly enhanced the ground experience of our customers. The Terminal 5 experience has received numerous awards since its opening in 2008, most recently of which was being named one of the “World’s Most Beautiful Airport Terminals” by Frommer’s Travel in 2012.

•

Boston – New England’s Largest Transportation Center.    We are the largest carrier in terms of flights, seats offered, and available seat miles at Boston’s Logan International Airport, or Boston, another important travel market in the Northeast region, offering more destinations than any other airline. By the end of 2011, we operated from 17 gates at Boston and our domestic operations accounted for more than 20% of all domestic flights at that airport. At Boston, we continue to capitalize on opportunities in the changing competitive landscape by increasing our presence and relevance to local travelers, including notably, corporate travelers, and adding routes and frequencies, resulting in exponential growth for us over the past two years. During 2011, we continued to make investments in our Boston infrastructure including systems, ramp and maintenance facilities and other airport space to allow further expansion of our Boston footprint.

Our revamped TrueBlue customer loyalty program, the added benefits of our new customer service system implemented in early 2010, and product enhancements have allowed us to build our relevance to business customers, especially in Boston, where there is a significant business travel presence.

•	Caribbean and Latin America. The growth of our route network since 2008 was primarily through the addition of new destinations in the Caribbean and Latin America, markets which have historically matured more quickly in terms of cash break-even and profitability than mainland flights of comparable distances. As of December 31, 2011, approximately 25% of our capacity was in the Caribbean and Latin America; we expect this number to continue to grow as we continue to seize opportunities. VFR traffic strongly complements leisure travel in the Caribbean region allowing for our profitable growth and success in this area of our network. Additionally, competitive landscape changes in San Juan, Puerto Rico have allowed us to increase significantly our presence. We continue to invest in our Caribbean operations, including introducing new intra-island service out of Puerto Rico. We are the largest airline in terms of seats and capacity serving all of Puerto Rico. During 2011, we began offering service to and from our fifth destination in the Dominican Republic and are now the largest airline in terms of capacity serving the Dominican Republic.

Commercial Partnerships.    Airlines frequently participate in marketing alliances which generally provide for code-sharing, frequent flyer program reciprocity, coordinated flight schedules that provide for convenient connections and other joint marketing activities. These commercial agreements are typically structured in one of three ways: 1) an interline agreement which allows for a customer to book one ticket with itineraries on multiple airlines; 2) a codeshare in which one airline places its name and flight number on flights operated by another airline; and 3) capacity purchase agreements. The benefits of broad networks offered to customers could attract more customers to these networks as well as our growing network. We currently participate in several marketing partnerships, primarily interline agreements, and will continue to seek additional strategic opportunities as they arise to leverage our strong network and drive incremental traffic and revenue. We believe these commercial partnerships help with yield management, which is improved with our commercial partnerships in a variety of ways, including the more advanced purchase than is typical of our own booking curve, the array of new destinations that we can provide to customers via connections to our airline partners, and the different of travel period helps us improve our off-peak periods.

Our partnerships, of which there are currently 16, are structured primarily using our New York’s JFK gateway with additional focus on Boston’s Logan International Airport, Newark, NJ’s Newark International Airport, Orlando, FL’s Orlando International Airport, Fort Myers, FL’s Southwest Florida International Airport, San Juan, Puerto Rico’s San Juan International Airport, Los Angeles, CA’s Los Angeles International Airport or Washington D.C.’s Dulles International Airport, allowing international travelers, whom we do not otherwise serve, to easily access many of our key domestic and Caribbean routes. Our partners include many notable international carriers, and we plan on continuing to add partners throughout 2012.

Customer Loyalty Program.    TrueBlue is an online program designed to reward and recognize our most loyal customers. The program offers incentives to increase members’ travel on JetBlue. TrueBlue members earn points based upon the amount paid for the flight. Member accounts accumulate points which do not expire as long as new flight points are earned at least once in a 12-month period. Redemption of points for a one-way flight can begin once a member attains as few as 5,000 points. There are no black-out dates or seat restrictions and any JetBlue destination can be booked if the member has enough points to exchange for the value of an open seat.

There were approximately 580,000 travel segments flown during 2011. TrueBlue award miles flown represent approximately 2% of our total revenue passenger miles. Since re-launching the TrueBlue program in November 2009, membership has increased approximately 30%.

We have an agreement with American Express under which they issue JetBlue co-branded American Express credit cards, allowing cardmembers to earn TrueBlue points. We have a separate agreement with American Express, which allows any American Express cardholder to convert their Membership Rewards points into TrueBlue points. Additionally, we have agreements with other loyalty partners, including hotels and car rental companies, which allow their customers to earn TrueBlue points through participation in the partners’ programs. We intend to pursue other loyalty partnerships in the future.

Foundations

A strong financial foundation is vital to us in the realization of our profitable growth plans. A strong financial foundation is characterized by a strong liquidity position, a sustainable cost structure and active management of business risks, such as high jet fuel prices and interest rate risks among others.

Maintaining a strong financial foundation affords us staying power when entering and developing new markets and the flexibility to seize opportunities when presented, as was demonstrated by our slot purchases at LaGuardia and Reagan National Airports. Our solid liquidity has allowed us to invest in our service offerings, including inflight connectivity and the opportunistic investments in our route network. We believe a healthy cash balance is crucial to maintaining the ability to weather any part of the economic cycle while continuing to execute on our network strategy. We believe foundations are more than just financial and also include our underlying systems and processes, which enable us to deliver on the high quality customer service which is so important to our culture. Continued focus on our foundations is a critical component of our value proposition, including:

Low Cost Advantage.    Historically, our cost structure has allowed us to offer fares lower than many of our competitors. Our network strategy and growth requires a low cost platform. Therefore, we believe maintaining a low cost structure is fundamental to our sustainable growth and profitability. For the year ended December 31, 2011, our cost per available seat mile, excluding fuel, of 6.76 cents is among the lowest reported by all other major U.S. airlines. However, as our fleet and workforce age, it is increasingly difficult to maintain this marginal advantage relative to our competitors. Some of the factors that contribute to our cost advantage include:

•

High aircraft utilization.    By scheduling and operating our aircraft efficiently, we are able to spread our fixed costs over a greater number of flights and available seat miles. For the year ended December 31, 2011, our aircraft operated an average of 11.7 hours per day, which we believe is the highest among all major U.S. airlines. Our airport operations allow us to schedule our aircraft with minimum ground time.

•

New and efficient aircraft.    The average age of our fleet is only 6.1 years, which we believe is one of the youngest fleets of any major U.S. airline. Operating a new fleet and incorporating the latest technologies results in our aircraft being more efficient and dependable than older aircraft. We have the world’s largest fleet of Airbus A320 aircraft, and have among the best dispatch reliability in North America of large Airbus A320 operators. With jet fuel being our largest expense as well as the largest expense of our competitors, aircraft efficiency is a critical cost advantage. In 2011, we executed a new Airbus purchase agreement, which provides for, among other things, winglets on our A320 and new A321 aircraft, which we expect will make these aircraft even more fuel efficient. Another component of this agreement includes an order for 40 A320 new engine option, or A320neo, aircraft, which incorporate a revolutionary engine design that is expected to increase fuel efficiency by up to 16% compared to the current A320 design.

•

Limited fleet types.    We currently operate only two aircraft types, the Airbus A320 and the EMBRAER 190. Operating a limited number of aircraft types results in a cost advantage over competitors who operate more types as a result of simplified maintenance processes, reduced spare parts inventories and simplified scheduling and training among other efficiencies. Our new Airbus purchase agreement will double the number of aircraft types we operate; however the A320 neo and A321 are from the same A320 family of aircraft, which share many common parts.

•

Relatively low distribution costs.    Our website is our least expensive form of distribution. Since a majority of our customers use this form of booking travel, we have historically had low distribution costs. Given our increased participation in GDS and OTA, our distribution costs have increased over the past two years; however, we still maintain relatively low distribution costs.

•

Productive workforce.    Our employee efficiency results from flexible and productive work rules resulting from the direct relationship with our highly engaged employees. We believe our non-union workforce allows us increased flexibility, which in turn allows us to adapt more quickly in a changing environment. We also effectively use part-time employees and automate tasks through the use of technology to gain efficiencies.

Prudent investments. We believe in making investments that will deliver future benefits, preserve our low cost advantage and drive efficiency. In 2010, we implemented and integrated several customer service systems, including a reservations system, revenue management system, revenue accounting system and a customer loyalty management system among others. The integration of these systems has enabled us to increase our capabilities including growing our current business, providing for more commercial partnerships and allowing us to attract more business customers. We are investing in improved kiosk technology at our airports, which will result in increased airport efficiencies. We continue making infrastructure investments across our network. We plan to continue to make the necessary investments in Boston that will allow us to reach 150 flights per day and in San Juan that will allow us to reach 50 flights per day. We also plan to make substantial investments to several operational systems we use as well as to operational procedures that we believe will help to increase overall operational efficiencies.

Our Industry and Competition

The passenger airline industry in the United States is an extremely competitive and volatile industry, highly sensitive to GDP and economic perspectives. Traditionally, our industry has been dominated by the major U.S. airlines, the largest of which are United Air Lines, Delta Air Lines, American Airlines, Southwest Airlines and US Airways. The DOT defines the major U.S. airlines as those airlines with annual revenues of at least $1 billion; there are currently 12 passenger airlines, including us, meeting this standard. Five of the other major U.S. airlines are larger, have greater financial resources and serve more routes than we do. Passenger airlines can further be defined as either network, low-cost or regional airlines. Network carriers operate a significant portion of their flights using at least one hub where connections are made for flights on a spoke system. Low-cost carriers are those that the industry recognizes as operating under a low-cost business model, with lower infrastructure and aircraft operating costs and with less reliance on the hub-and-spoke system. Regional carriers provide service from small cities, using primarily regional jets to support the network carriers’ hub and spoke systems.

Following the September 11, 2001 terrorist attacks, low-cost airlines, including ourselves, were able to fill a significant capacity void left by traditional network airline flight reductions. Lower fares and increased low-cost airline capacity created an unprofitable operating environment for the traditional network airlines. Since 2001, the majority of traditional network airlines have undergone significant financial restructuring, including bankruptcies, mergers and consolidations. In the past three years, there have been three significant mergers, which have changed the airline landscape: Delta Air Lines and Northwest Airlines merged in 2009; United Airlines and Continental Airlines merged in 2010; and Southwest Airlines merged with AirTran Airways in 2011. Most recently, American Airlines filed for bankruptcy protection in November 2011. Restructurings typically result in a reduction of labor costs, restructuring of debt, modification or termination of pension plans and general reductions in cost structure, increased workforce flexibility and innovative offerings similar to those of the low-cost airlines while anticipating significant opportunities to realign the expansive route networks, alliances and frequent flier programs.

While our costs remain lower than those of our largest competitors, the difference in the cost structures and the competitive advantage previously enjoyed by us and other low-cost airlines has diminished. Further industry consolidation or restructuring may result in our competitors having a more rationalized route structure and lower operating costs, enabling them to compete more aggressively.

The challenges of the airline industry are numerous. It is one of the most heavily taxed industries, extremely capital and energy intensive and it has a unique susceptibility to economic downturns, inclement weather, international events, natural disasters and acts of terrorism. The highly competitive nature of the airline industry makes airline profits sensitive to even slight changes in fuel costs, average fare levels and passenger demand. The principal competitive factors in the airline industry are fares, customer service, routes served, flight schedules, types of aircraft, safety record and reputation, code-sharing and interline relationships, capacity, in-flight entertainment systems and frequent flyer programs. In addition to the above challenges, industry capacity and pricing actions taken by other airlines historically have significantly influenced passenger demand and fare levels. During 2009, most traditional network airlines began to reduce capacity to overcome some of these challenges, particularly economic conditions and high fuel costs. Industry wide capacity discipline has continued throughout 2011, and we believe it will continue in 2012.

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

Aircraft Fuel

Fuel costs continue to be our largest operating expense, representing nearly 40% of our total operating costs in 2011. Fuel prices and availability are subject to wide fluctuations based on geopolitical factors and supply and demand that we can neither control nor accurately predict. We use a third party fuel management service to procure most of our fuel. Our historical fuel consumption and costs were as follows for the years ended December 31:

	2011	2010	2009
Gallons consumed (millions)	525	486	455
Total cost (millions)	$1,664	$1,115	$945
Average price per gallon	$3.17	$2.29	$2.08
Percent of operating expenses	39.8%	32.4%	31.4%

Total cost and average price per gallon each include related fuel taxes as well as effective fuel hedging gains and losses.

Our goal with fuel hedging is to provide protection against significant and sharp increases in fuel prices by entering into a variety of hedging instruments including swaps, call options and collar contracts with underlyings of jet fuel and crude and heating oil. At December 31, 2011, we had hedged approximately 27% of our projected 2012 fuel requirements. We had no collateral posted related to margin calls on our outstanding fuel hedge contracts as of December  31, 2011.

Maintenance

Our FAA-approved maintenance program is administered by our technical operations department. Consistent with our core value of safety, we use qualified maintenance personnel, ensure they have comprehensive training and maintain our aircraft and associated maintenance records in accordance with, if not exceeding, FAA regulations.

The maintenance work performed on our fleet is divided into four general categories: aircraft line, aircraft heavy, component and power plant. The bulk of line maintenance requirements are handled directly by JetBlue technicians and inspectors and consist of daily checks, overnight and weekly checks, “A” checks, diagnostics and routine repairs. All other maintenance activity is sub-contracted to qualified business partner maintenance, repair and overhaul organizations.

Aircraft heavy maintenance checks consist of a series of more complex tasks that take from one to four weeks to accomplish. The typical frequency for these events is once every 15 months. We send our aircraft to FAA approved Aeroman facilities in El Salvador, Pemco in Tampa, Florida, Timco in Lake City, Florida and Embraer Aircraft Maintenance Services in Nashville, Tennessee. In all cases this work is performed with oversight by JetBlue personnel.

Component and power plant maintenance, repairs and overhauls on equipment such as engines, auxiliary power units, landing gears, pumps and avionic computers are performed by a number of different FAA-approved repair stations. For example, maintenance of our V2500 series engines on our Airbus A320 aircraft is performed under a 15-year service agreement with MTU Maintenance Hannover GmbH of Germany. Many of our maintenance service agreements are based on a fixed cost per flying hour, which can vary based upon the age of the related component. Required maintenance that is not covered by one of our agreements is performed on a time and materials basis.

LiveTV, LLC

LiveTV, LLC, a wholly-owned subsidiary of JetBlue, provides in-flight entertainment, voice communication and data connectivity services for commercial and general aviation aircraft. LiveTV’s assets include certain tangible equipment and interests in systems installed on its customers’ aircraft, system components and spare parts in inventory, an air-to-ground spectrum license granted by the Federal Communications Commission, a network of approximately 80 ground stations across the continental U.S., and rights to certain patents and intellectual property. LiveTV’s major competitors in the in-flight entertainment systems market include Rockwell Collins, Thales Avionics and Panasonic Avionics. Only Panasonic is currently providing in-seat live television. In the voice and data communication services market, LiveTV’s primary competitors are GoGo, Row 44, Panasonic, OnAir and Aeromobile.

LiveTV has agreements with six other domestic and international commercial airlines for the sale and installation of certain hardware, programming and maintenance of its live in-seat satellite television as well as XM Satellite Radio service and certain other products and services. LiveTV also has general aviation customers to which it supplies voice and data communication services. LiveTV continues to pursue additional customers and related product enhancements. In 2011, JetBlue partnered with ViaSat Inc. to develop in-flight broadband connectivity, which LiveTV will help us to introduce on our aircraft beginning in 2013. LiveTV is also working with ViaSat Inc. to support inflight connectivity for other airlines in the future.

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

The FAA also has the authority to issue airworthiness directives and other mandatory orders relating to, among other things, inspection of aircraft and engines, fire retardant and smoke detection devices, collision and windshear avoidance systems, noise abatement and the mandatory removal and replacement of aircraft parts that have failed or may fail in the future.

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

In December 2009, the DOT issued a rule, which among other things, requires carriers not to permit domestic flights to remain on the tarmac for more than three hours (the “Tarmac Delay regulations”). The rule became effective in April 2010. Violators can be fined up to a maximum of $27,500 per passenger. The new rule also introduces requirements to disclose on-time performance and delay statistics for certain flights. This new rule may have adverse consequences on our business and our results of operations. In October 2011, several airport and navigational system outages combined with a severe winter storm impacted the northeast which resulted in numerous flight diversions, by us and other domestic and international carriers, to Hartford, CT’s Bradley International Airport. Due to weather, field and airport terminal conditions, five of our six diverted flights were held on the tarmac for times which exceeded the DOT’s established tarmac delay limits. As a result, the DOT is formally investigating these incidents and we may be subject to a penalty.

As part of an additional set of so-called passenger protection rules issued by the DOT, as of January 2012, the DOT requires any advertised price for airfare or a tour package including airfare (e.g., a hotel/air vacation package) to be the total price to be paid by the customer, including all government taxes and fees. The new policy applies to all U.S. and foreign air carriers and ticket agents that advertise in the U.S. (including via the internet). Under the new rule, carriers and ticket agents are permitted to include a statement informing customers of the base fare versus government taxes and fees, but such a break-down cannot be more prominent than the advertised total price. Failure to comply could result in fines and penalties by the DOT as well as reputational damage, particularly in light of the substantial media coverage on the new rule and the perception that total price advertising is in the best interest of the customer.

We believe that we are operating in material compliance with DOT, FAA, TSA and applicable international and foreign regulations and hold all necessary operating and airworthiness authorizations and certificates. Should any of these authorizations or certificates be modified, suspended or revoked, our business could be materially adversely affected.

We are also subject to state and local laws and regulations in a number of states in which we operate.

Airport Access.    Since 2008, JFK has been a slot-controlled airport during the majority of the day, from 6:00 a.m. to 10:59 p.m. Due to airspace congestion in the northeast, especially in the New York metropolitan region, and during inclement weather, delays remain among the highest in the nation.

At LaGuardia Airport, where we maintain a small presence, the FAA replaced the High Density Rule with a temporary rule continuing the strict limitations on operations during the hours of 6:00 a.m. to 9:59 p.m. Should new slot auction rules be implemented in whole or in part, our ability to maintain a full schedule at LaGuardia would likely be impacted.

Westchester County Airport in White Plains, NY is also a slot-controlled airport. We have 26 slots available for use and currently operate 13 weekday round trip flights from White Plains, NY to six destinations.

Long Beach (California) Municipal Airport is a slot-controlled airport as a result of a 1995 court settlement. We have 32 slots available for use and currently operate 30 weekday roundtrip flights from Long Beach Municipal Airport to 12 domestic cities.

Environmental.    We are subject to various federal, state and local laws relating to the protection of the environment, including the discharge or disposal of materials and chemicals and the regulation of aircraft noise administered by numerous state and federal agencies.

The Airport Noise and Capacity Act of 1990 recognizes the right of airport operators with special noise problems to implement local noise abatement procedures as long as those procedures do not interfere unreasonably with the interstate and foreign commerce of the national air transportation system. Certain airports, including San Diego and Long Beach, California, have established restrictions to limit noise which can include limits on the number of hourly or daily operations and the time of such operations. These limitations serve to protect the local noise-sensitive communities surrounding the airport. Our scheduled flights at Long Beach and San Diego are in compliance with the noise curfew limits but when we experience irregular operations, on occasion, we may violate these curfews. We have agreed to a payment structure with the Long Beach City Prosecutor for any violations which we pay quarterly to the Long Beach Public Library Foundation and is based on the number of infractions in the preceding quarter. This local ordinance has not had, and we believe it will not have, a negative effect on our operations.

Foreign Operations.    International air transportation is subject to extensive government regulation. The availability of international routes to U.S. carriers is regulated by treaties and related agreements between the United States and foreign governments. We currently operate international service to The Bahamas, the Dominican Republic, Bermuda, Aruba, the Netherlands Antilles, Mexico, Colombia, Costa Rica, Jamaica, Barbados, Saint Lucia, the Turks and Caicos Islands and the U.S. Virgin Islands. To the extent we seek to provide air transportation to additional international markets in the future, we would be required to obtain necessary authority from the DOT and the applicable foreign government.

Foreign Ownership.    Under federal law and the DOT regulations, we must be controlled by United States citizens. In this regard, our president and at least two-thirds of our board of directors must be United States citizens and not more than 24.99% of our outstanding common stock may be voted by non-U.S. citizens. We believe we are currently in compliance with these ownership provisions.

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

Insurance

We carry insurance of types customary in the airline industry and at amounts deemed adequate to protect us and our property and to comply both with federal regulations and certain of our credit and lease agreements. As a result of the terrorist attacks of September 11, 2001 (the Terrorist Attacks), aviation insurers significantly reduced the amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events (war-risk coverage). At the same time, these insurers significantly increased the premiums for aviation insurance in general. The U.S. government has agreed to provide commercial war-risk insurance for U.S. based airlines, currently through

September 30, 2012, covering losses to employees, passengers, third parties and aircraft. We currently have such coverage as part of our overall hull and liability insurance coverage. If the U.S. government were to cease providing such insurance in whole or in part, it is likely that we could obtain comparable coverage in the commercial market, but we would likely incur substantially higher premiums and more restrictive terms.

ITEM 1A.    RISK FACTORS

Risks Related to JetBlue

We operate in an extremely competitive industry.

The domestic airline industry is characterized by low profit margins, high fixed costs and significant price competition. We currently compete with other airlines on all of our routes. Many of our competitors are larger and have greater financial resources and name recognition than we do. Following our entry into new markets or expansion of existing markets, some of our competitors have chosen to add service or engage in extensive price competition. Unanticipated shortfalls in expected revenues as a result of price competition or in the number of passengers carried would negatively impact our financial results and harm our business. The extremely competitive nature of the airline industry could prevent us from attaining the level of passenger traffic or maintaining the level of fares required to maintain profitable operations in new and existing markets and could impede our profitable growth strategy, which would harm our business. Additionally, if a traditional network airline were to fully develop a low cost structure, or if we were to experience increased competition from low cost carriers, our business could be materially adversely affected.

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

As of December 31, 2011, our debt of $3.14 billion accounted for 64% of our total capitalization. In addition to long-term debt, we have a significant amount of other fixed obligations under leases related to our aircraft, airport terminal space, other airport facilities and office space. As of December 31, 2011, future minimum payments under noncancelable leases and other financing obligations were approximately $1.03 billion for 2012 through 2016 and an aggregate of $1.44 billion for the years thereafter. We have also constructed, and in October 2008 began operating, a new terminal at JFK under a 30-year lease with the Port Authority of New York and New Jersey, or PANYNJ. The minimum payments under this lease are being accounted for as a financing obligation and have been included in the future minimum payment totals above.

As of December 31, 2011, we had commitments of approximately $5.96 billion to purchase 126 additional aircraft and other flight equipment through 2021, including estimated amounts for contractual price escalations. We will incur additional debt and other fixed obligations as we take delivery of new aircraft and other equipment and continue to expand into new markets. In an effort to limit the incurrence of significant additional debt, we may seek to defer some of our scheduled deliveries, sell or lease aircraft to others, or pay cash for new aircraft, to the extent necessary or possible. The amount of our existing debt, and other fixed obligations, and potential increases in the amount of our debt and other fixed obligations could have important consequences to investors and could require a substantial portion of cash flows from operations for debt service payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes.

Our high level of debt and other fixed obligations could:

•	impact our ability to obtain additional financing to support capital expansion plans and for working capital and other purposes on acceptable terms or at all;

•	divert substantial cash flow from our operations and expansion plans in order to service our fixed obligations;

•	require us to incur significantly more interest expense than we currently do if rates were to increase, since a large portion of our debt has floating interest rates; and

•	place us at a possible competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources or more favorable terms.

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

We typically finance our aircraft through either secured debt or lease financing. The impact on financial institutions from the global credit and liquidity crisis may adversely affect the availability and cost of credit to JetBlue as well as to prospective purchasers of our aircraft that we undertake to sell in the future, including financing commitments that we have already obtained for purchases of new aircraft. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our strategy or otherwise constrain our operations.

Our maintenance costs will increase as our fleet ages.

Because the average age of our aircraft is 6.1 years, our aircraft require less maintenance now than they will in the future. We have incurred lower maintenance expenses because most of the parts on our aircraft are under multi-year warranties. Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our operating expenses, as our fleet ages and these warranties expire.

If we fail to successfully implement our strategy, our business could be harmed.

We have grown, and expect to continue to grow our business whenever practicable, by modifying the frequency of flights to markets we currently serve, expanding the number of markets we serve and increasing flight connection opportunities. We have modified our rate of growth several times over the past few years due to higher fuel prices, the competitive pricing environment and other cost increases, by deferring some of our scheduled deliveries of new aircraft, selling some used aircraft, terminating our leases for some of our aircraft, and leasing aircraft to other operators. A continuation of the economic downturn may cause us to further reduce our future growth plans from previously announced levels.

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

We have recently expanded our service to countries in the Caribbean and Latin America, some of which have less developed legal systems, financial markets, and business and political environments than the United States, and therefore present greater political, legal, economic and operational risks. We emphasize legal compliance and have implemented policies, procedures and certain ongoing training of employees with regard to business ethics and many key legal requirements; however, there can be no assurance that our employees will adhere to our code of business ethics, other Company policies, or other legal requirements. If we fail to enforce our policies and procedures properly or maintain adequate record-keeping and internal accounting practices to accurately record our transactions, we may be subject to sanctions. In the event that we believe or have reason to believe that employees have or may have violated applicable laws or regulations, we may be subject to investigation costs, potential penalties and other related costs which in turn could negatively affect our results of operations and cash flow.

We may be subject to risks through the commitments and business of LiveTV, our wholly-owned subsidiary.

LiveTV has agreements to provide in-flight entertainment products and services with six other airlines. At December 31, 2011, LiveTV services were available on 413 aircraft under these agreements, with firm commitments for 110 additional aircraft through 2014 and with options for 31 additional installations through 2013. Performance under these agreements requires that LiveTV hire, train and retain qualified employees, obtain component parts unique to its systems and services from their suppliers and secure facilities necessary to perform installations and maintenance on those systems. Should LiveTV be unable to satisfy its commitments under these third party contracts, our business could be harmed.

We may be subject to unionization, work stoppages, slowdowns or increased labor costs; recent changes to the labor laws may make unionization easier to achieve.

Our business is labor intensive and, unlike most other airlines, we have a non-union workforce. The unionization of any of our employees could result in demands that may increase our operating expenses and adversely affect our financial condition and results of operations. Any of the different crafts or classes of our employees could unionize at any time, which would require us to negotiate in good faith with the employee group’s certified representative concerning a collective bargaining agreement. In 2010, the National Mediation Board, or NMB, changed its election procedures to permit a majority of those voting to elect to unionize (from a majority of those in the craft or class). These rule changes fundamentally alter the manner in which labor groups have been able to organize in our industry since the inception of the Railway Labor Act. Ultimately, if we and a newly elected representative were unable to reach agreement on the terms of a collective bargaining agreement and all of the dispute resolution processes of the Railway Labor Act were exhausted, we could be subject to work stoppages. In addition, we may be subject to other disruptions by organized labor groups protesting our non-union status. Any of these events would be disruptive to our operations and could harm our business.

Our aircraft utilization rate to keep our costs low, which makes us especially vulnerable to delays may be reduced by delays and cancellations in our operating regions which could reduce profitability.

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

We are highly dependent on the New York metropolitan market where we maintain a large presence with approximately one-half of our daily flights having JFK, LaGuardia, Newark, Westchester County Airport or Newburgh’s Stewart International Airport as either their origin or destination. We have experienced an increase in flight delays and cancellations at JFK due to airport congestion which has adversely affected our operating performance and results of operations. Our business could be further harmed by an increase in the amount of direct competition we face in the New York metropolitan market or by continued or increased congestion, delays or cancellations. Our business would also be harmed by any circumstances causing a reduction in demand for air transportation in the New York metropolitan area, such as adverse changes in local economic conditions, negative public perception of New York City, terrorist attacks or significant price increases linked to increases in airport access costs and fees imposed on passengers.

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

We rely on the third party providers of our current automated systems and data center infrastructure for technical support. If the current provider were to fail to adequately provide technical support for any one of our key existing systems or if new or updated components were not integrated smoothly, we could experience service disruptions, which, if they were to occur, could result in the loss of important data, increase our expenses, decrease our revenues and generally harm our business and reputation. Furthermore, our automated systems cannot be completely protected against events that are beyond our control, including natural disasters, computer viruses, other security breaches, or telecommunications failures. Substantial or sustained system failures could impact customer service and result in our customers purchasing tickets from other airlines. We have implemented security measures and change control procedures and have disaster recovery plans; however, we cannot assure you that these measures are adequate to prevent disruptions, which, if they were to occur, could result in the loss of important data, increase our expenses, decrease our revenues and generally harm our business and reputation.

Our reputation and business may be harmed and we may be subject to legal claims if there is loss, disclosure or misappropriation of or access to our customers’, employees’, business partners’ or our own information or other breaches of our information security.

We make extensive use of online services and centralized data processing, including through third party service providers. The secure maintenance and transmission of customer and employee information is a critical element of our operations. Our information technology and other systems that maintain and transmit customer information, or those of service providers or business partners, may be compromised by a malicious third party penetration of our network security, or that of a third party service provider or business partner, or impacted by deliberate or inadvertent actions or inactions by our employees, or those of a third party service provider or business partner. As a result, personal information may be lost, disclosed, accessed or taken without consent.

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

As of December 31, 2011, we had approximately $495 million of estimated federal net operating loss carryforwards for U.S. income tax purposes that begin to expire in 2024. Section 382 of the Internal Revenue Code imposes limitation on a corporation’s ability to use its net operating loss carryforwards if it experiences an “ownership change”. Similar rules and limitations may apply for state income tax purposes. In the event an “ownership change” were to occur in the future, our ability to utilize our net operating losses could be limited.

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

We may be subject to competitive risks due to the long term nature of our fleet order book.

At present, we have existing aircraft commitments through 2021. As technological evolution occurs in our industry, through the use of composites and other innovations, we may be competitively disadvantaged because we have existing extensive fleet commitments that would prohibit us from adopting new technologies on an expedited basis.

Risks Associated with the Airline Industry

The airline industry is particularly sensitive to changes in economic condition.

Fundamental and permanent changes in the domestic airline industry have been ongoing over the past several years as a result of several years of repeated losses, among other reasons. These losses resulted in airlines renegotiating or attempting to renegotiate labor contracts, reconfiguring flight schedules, furloughing or terminating employees, as well as considering other efficiency and cost-cutting measures. Despite these actions, several airlines have reorganized under Chapter 11 of the U.S. Bankruptcy Code to permit them to reduce labor rates, restructure debt, terminate pension plans and generally reduce their cost structure. Since 2005, the U.S. airline industry has experienced significant consolidation and liquidations. The global economic recession and related unfavorable general economic conditions, such as higher unemployment rates, a constrained credit market, housing-related pressures, and increased business operating costs can reduce spending for both leisure and business travel. Unfavorable economic conditions could also impact an airline’s ability to raise fares to counteract increased fuel, labor, and other costs. It is foreseeable that further airline reorganizations, consolidation, bankruptcies or liquidations may occur in the current global recessionary environment, the effects of which we are unable to predict. We cannot assure you that the occurrence of these events, or potential changes resulting from these events, will not harm our business or the industry.

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

Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, that involve significant compliance costs. In the last several years, Congress has passed laws, and the DOT, FAA and the TSA have issued regulations relating to the operation of airlines that have required significant expenditures. We expect to continue to incur expenses in connection with complying with government regulations. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. If adopted or materially amended, these measures could have the effect of raising ticket prices, reducing air travel demand and/or revenue and increasing costs. The FAA has published new regulations relating to crew rest requirements, which we are currently analyzing. Should the final rules require us to make significant changes to our crew rest requirements, our cost structure could be adversely affected. We cannot assure you that these and other laws or regulations enacted in the future will not harm our business.

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

The DOT’s passenger protection rules, which became effective in April 2010, provide, among other things, that airlines return aircraft to the gate for deplaning following tarmac delays in certain circumstances. On October 29, 2011, a severe winter storm and multiple failures of critical navigational equipment in the New York

City area, severely impacted air travel in the northeast which resulted in several flight diversions by JetBlue and many other domestic and international carriers to Hartford, CT’s Bradley International Airport, or Bradley. JetBlue diverted a total of six flights to Bradley, five of which were held on the tarmac in excess of three hours, thus exceeding the DOT’s established tarmac delay limits. As a result, the DOT is investigating these incidents and we may be subject to a monetary penalty. Based on the allowable maximum DOT fine proscribed by the Tarmac Delay regulations, we could be assessed a fine of up to approximately $15 million. We have issued compensation to the impacted customers in accordance with our Customer Bill of Rights, and are complying with the requests of the DOT investigation and believe the final determination from the DOT should be made in the next few months.

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

The unknown impact from the Dodd-Frank Act as well as the rules to be promulgated under it could require the implementation of additional policies and require us to incur administrative compliance costs.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, contains a variety of provisions designed to regulate financial markets. Further, many aspects of the Dodd-Frank Act are subject to rulemaking that will take effect over several years, thus making it difficult to assess its impact on us at this time. We expect to successfully implement any new applicable legislative and regulatory requirements and may incur additional costs associated with our compliance with the new regulations and anticipated additional reporting and disclosure obligations; however, at this time we do not expect such costs to be material to us.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Aircraft

As of December 31, 2011, we operated a fleet consisting of 120 Airbus A320 aircraft each powered by two IAE International Aero Engines V2527-A5 engines and 49 EMBRAER 190 aircraft each powered by two General Electric Engines CF-34-10 engines:

Aircraft	Seating Capacity	Owned	Capital Leased	Operating Leased	Total	Average Age in Years
Airbus A320	150	86	4	30	120	6.9
EMBRAER 190	100	19	—	30	49	4.1

Totals		105	4	60	169	6.1

Our aircraft leases have an average remaining lease term of approximately 9.6 years at December 31, 2011. The earliest of these terms ends in 2013 and the latest ends in 2026. We have the option to extend most of these leases for additional periods or to purchase the aircraft at the end of the related lease term. All but one of our 105 owned aircraft and all but 10 of our 39 owned spare engines are subject to secured debt financing. We also own two EMBRAER 190 aircraft, which are subject to secured debt financing, and are currently being leased to another air carrier and are not included in the table above.

In October 2011, we executed a new purchase agreement with Airbus S.A.S., which supersedes our original purchase agreement and related amendments, and incorporates the terms of the memorandum of understanding executed in June 2011. In this new agreement, we substituted 30 of our then remaining A320 aircraft deliveries with A321 aircraft and placed a new order for 40 A320 new engine option, or A320neo, aircraft with delivery scheduled in 2018 through 2021.

In February 2011, we cancelled the orders for two EMBRAER 190 aircraft previously scheduled for delivery in 2013. In October 2011, we further amended our EMBRAER 190 purchase agreement, terminating 11 aircraft previously scheduled for delivery in 2017 and 2018. In October 2011, we deferred seven aircraft previously scheduled for delivery in 2013 and 2014 to 2018 and cancelled the order for one EMBRAER 190 aircraft previously scheduled for delivery in 2014. Some or all of these deferred aircraft may either be returned to their previously committed to delivery dates or cancelled and subject to cancellation fees if before July 31, 2012 we elect not to further amend our purchase agreement to order a new EMBRAER 190 variant, if developed.

As of December 31, 2011, we had on order 126 aircraft, which are scheduled for delivery through 2021, with options to acquire an additional 56 aircraft. Our aircraft delivery schedule is:

	Firm					Option
Year	Airbus A320	Airbus A321	Airbus A320 neo	EMBRAER 190	Total	EMBRAER 190
2012	7	—	—	4	11	—
2013	3	4	—	2	9	6
2014	—	9	—	2	11	10
2015	—	10	—	7	17	10
2016	3	7	—	8	18	10
2017	8	—	—	5	13	10
2018	—	—	10	7	17	10
2019	—	—	10	—	10	—
2020	—	—	10	—	10	—
2021	—	—	10	—	10	—

	21	30	40	35	126	56

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

Our primary focus cities include New York’s JFK, Boston, Long Beach, Orlando, Fort Lauderdale and San Juan, Puerto Rico.

In November 2005, we executed a lease agreement with the PANYNJ for the construction and operation of Terminal 5 which became our principal base of operations at JFK when we began to operate from it in October 2008. The lease term ends on October 22, 2038, the thirtieth anniversary of the date of our beneficial occupancy of this terminal, and we have a one-time early termination option five years prior to the end of the scheduled lease term. In December 2010, we executed a supplement to this lease agreement for the Terminal 6 property adjacent to our operations at Terminal 5 for a term of five years, which provides certain use and development rights.

Our operations at Boston’s Logan International Airport, or Logan, are based at Terminal C where we operate 17 gates and 42 ticket counter positions, including 10 international ticket counters. In 2011, Massport completed work that connected two concourses within Terminal C, centralizing the security checkpoint and providing our customers the convenience of 14 contiguous gates.

Our West Coast operations are based at Long Beach Municipal Airport, or Long Beach, which serves the Los Angeles area. We operate four gates at Long Beach. In 2010, the Long Beach Airport began work on redevelopment efforts, including a new parking structure and new terminal, which is expected to open in 2013.

In Florida, our primary operations are at Orlando International Airport, or Orlando, and Fort Lauderdale-Hollywood International Airport, or Fort Lauderdale. We operate from Terminal A in Orlando with eight domestic and one international gate. In Fort Lauderdale, we operate from Terminal 3 with seven domestic gates.

Our operations in San Juan, Puerto Rico are based at Luis Muñoz Marin International Airport, or San Juan, where we operate from Terminal C with preferential use of six gates and access to three additional gates.

We lease a 70,000 square foot aircraft maintenance hangar and an adjacent 32,000 square foot office and warehouse facility at JFK to accommodate our technical support operations and passenger provisioning personnel. The ground lease for this site expires in 2030. In addition, we occupy a building at JFK where we store aircraft spare parts and perform ground equipment maintenance.

We also lease a training center at Orlando International Airport which is equipped with seven full flight simulators, two cabin trainers, a training pool, classrooms and support areas. This facility is being used for the initial and recurrent training of our pilots and in-flight crew, as well as support training for our technical operations and airport crew. In addition, we lease a 70,000 square foot hangar at Orlando International Airport which is used by Live TV for the installation and maintenance of in-flight satellite television systems and aircraft maintenance. The ground leases for our Orlando support facilities expire in 2035.

As of December 31, 2011, our primary corporate offices were located in Forest Hills, New York, where we occupy space under a lease that expires in 2012; our finance department was based in Darien, Connecticut, where we occupy space under a lease that also expires in 2012. We have executed a 12 year lease for our new corporate offices in Long Island City, New York, which we plan to take occupancy of in March 2012. Our office in Salt Lake City, Utah, where we occupy space under a lease that expires in 2014, contains a core team of employees who are responsible for group sales, customer service, at-home reservation agent supervision, disbursements and certain other finance functions.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information concerning JetBlue’s executive officers as of the date of this report follows. There are no family relationships between any of our executive officers.

David Barger, age 54, is our President and Chief Executive Officer. He has served in this capacity since May 2007 and as President since June 2009. He is also a member of our Board of Directors. He previously served as our President from August 1998 to September 2007 and Chief Operating Officer from August 1998 to March 2007. From 1992 to 1998, Mr. Barger served in various management positions with Continental Airlines, including Vice President, Newark hub. He held various director level positions at Continental Airlines from 1988 to 1995. From 1982 to 1988, Mr. Barger served in various positions with New York Air, including Director of Stations.

Mark D. Powers, age 58, is our interim Chief Financial Officer, a position he has held since October 2011. Mr. Powers joined us in July 2006 as Treasurer and Vice President, Corporate Finance. He was promoted to Senior Vice President, Treasurer in 2007 and continues to serve in that capacity.

Rob Maruster, age 40, is our Executive Vice President and Chief Operating Officer and has served in this capacity since June 2009. Mr. Maruster joined JetBlue in 2005 as Vice President, Operations Planning, after a 12-year career with Delta Air Lines in a variety of leadership positions with increasing responsibilities in the carrier’s Marketing and Customer Service departments, culminating in being responsible for all operations at Delta’s largest hub as Vice President, Airport Customer Service at Hartsfield-Jackson Atlanta International Airport. In 2006, Mr. Maruster was promoted to Senior Vice President, Airports and Operational Planning and in 2008, Mr. Maruster’s responsibilities expanded to include the Customer Services group which included Airports, Inflight Services, Reservations, and System Operations.

Robin Hayes, age 45, is our Executive Vice President and Chief Commercial Officer. He joined JetBlue in August 2008 after nineteen years at British Airways. In his last role at British Airways, Mr. Hayes served as Executive Vice President for The Americas and before that he served in a number of operational and commercial positions in the UK and Germany.

James Hnat, age 41, is our Executive Vice President Corporate Affairs, General Counsel and Secretary and has served in this capacity since April 2007. He served as our Senior Vice President, General Counsel and Assistant Secretary since March 2006 and as our General Counsel and Assistant Secretary from February 2003 to March 2006. Mr. Hnat is a member of the bar of New York and Massachusetts.

Don Daniels, age 44, is our Vice President and Chief Accounting Officer, a position he has held since May 2009. He served as our Vice President and Corporate Controller since October 2007. He previously served as our Assistant Controller since July 2006 and Director of Financial Reporting since October 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol JBLU. The table below shows the high and low sales prices for our common stock.

	High	Low

2010 Quarter Ended
March 31	$6.03	$4.64
June 30	6.95	5.14
September 30	6.75	5.21
December 31	7.60	6.31

2011 Quarter Ended
March 31	$7.13	$5.44
June 30	6.38	5.35
September 30	6.26	3.86
December 31	5.65	3.40

As of January 31, 2012, there were approximately 691 holders of record of our common stock.

We have not paid cash dividends on our common stock and have no current intention of doing so. Any future determination to pay cash dividends will be at the discretion of our Board of Directors, subject to applicable limitations under Delaware law, and will be dependent upon our results of operations, financial condition and other factors deemed relevant by our Board of Directors.

Stock Performance Graph

This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

The following line graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s 500 Stock Index and the NYSE Arca Airline Index from December 31, 2006 to December 31, 2011. The comparison assumes the investment of $100 in our common stock and in each of the foregoing indices and reinvestment of all dividends. The stock performance shown represents historical performance and is not representative of future stock performance.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
JetBlue Airways Corporation	$100	$42	$50	$38	$47	$37
S&P 500 Stock Index	100	105	66	84	97	99
NYSE Arca Airline Index (1)	100	58	41	56	78	53

(1) As of December 31, 2011, the NYSE Arca Airline Index consisted of Alaska Air Group Inc., AMR Corporation, Copa Holdings S.A., Delta Air Lines, Inc., Gol Linhas Aereas Inteligentes S.A., Hawaiian Holdings, JetBlue Airways Corporation, US Airways Group, Inc., Lan Airlines S.A., Southwest Airlines Company, Republic Airways Holding, Inc., Ryanair Holdings Ads., SkyWest, Inc, Tam S.A., and United Continental Holdings Inc.

ITEM 6.    SELECTED FINANCIAL DATA

The following financial information for the five years ended December 31, 2011 has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report.

	Year Ended December 31,
	2011		2010		2009		2008	2007
	(in millions, except per share data)
Statements of Operations Data:
Operating revenues	$4,504		$3,779		$3,292		$3,392	$2,843
Operating expenses:
Aircraft fuel and related taxes	1,664		1,115		945		1,397	968
Salaries, wages and benefits (1)	947		891		776		694	648
Landing fees and other rents	245		228		213		199	180
Depreciation and amortization (2)	233		220		228		205	176
Aircraft rent	135		126		126		129	124
Sales and marketing	199		179		151		151	121
Maintenance materials and repairs	227		172		149		127	106
Other operating expenses (3)	532		515		419		377	350

Total operating expenses	4,182		3,446		3,007		3,279	2,673

Operating income	322		333		285		113	170
Other income (expense) (4)	(177)		(172)		(181)		(202)	(139)

Income (loss) before income taxes	145		161		104		(89)	31
Income tax expense (benefit)	59		64		43		(5)	19

Net income (loss)	$86		$97		$61		$(84)	$12

Earnings (loss) per common share:
Basic	$0.31		$0.36		$0.24		$(0.37)	$0.07
Diluted	$0.28		$0.31		$0.21		$(0.37)	$0.06

Other Financial Data:
Operating margin	7.1%		8.8%		8.6%		3.3%	6.0%
Pre-tax margin	3.2%		4.3%		3.2%		(2.6)%	1.1%
Ratio of earnings to fixed charges (5)	1.52	x	1.59	x	1.33	x	—	—
Net cash provided by (used in) operating activities	$614		$523		$486		$(17)	$358
Net cash used in investing activities	(502)		(696)		(457)		(247)	(734)
Net cash provided by (used in) financing activities	96		(258)		306		635	556

(1)	In 2010, we incurred approximately $9 million in one-time implementation expenses related to our new customer service system.

(2)	In 2008, we wrote-off $8 million related to our temporary terminal facility at JFK.

(3)	In 2009, 2008, and 2007, we sold two, nine, and three aircraft, respectively, which resulted in gains of $1 million, $23 million, and $7 million, respectively. In 2010, we recorded an impairment loss of $6 million related to the spectrum license held by our LiveTV subsidiary. In 2010, we also incurred approximately $13 million in one-time implementation expenses related to our new customer service system.

(4)	In 2011, we recorded $6 million loss related to the repurchase of $39 million principal amount of our 6.75% convertible debentures due 2039. In 2008, we recorded $13 million in additional interest expense related to the early conversion of a portion of our 5.5% convertible debentures due 2038 and a $14 million gain on extinguishment of debt. In December 2008, we recorded a holding loss of $53 million related to the valuation of our auction rate securities.

(5)	Earnings were inadequate to cover fixed charges by $135 million and $11 million for the years ended December 31, 2008 and 2007, respectively.

	As of December 31,
	2011	2010	2009	2008	2007
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$673	$465	$896	$561	$190
Investment securities	591	628	246	244	611
Total assets	7,071	6,593	6,549	6,018	5,592
Total debt	3,136	3,033	3,304	3,144	3,022
Common stockholders’ equity	1,757	1,654	1,546	1,270	1,050

	Year Ended December 31,
	2011	2010	2009	2008	2007
Operating Statistics (unaudited):
Revenue passengers (thousands)	26,370	24,254	22,450	21,920	21,387
Revenue passenger miles (millions)	30,698	28,279	25,955	26,071	25,737
Available seat miles (ASMs)(millions)	37,232	34,744	32,558	32,442	31,904
Load factor	82.4%	81.4%	79.7%	80.4%	80.7%
Aircraft utilization (hours per day)	11.7	11.6	11.5	12.1	12.8
Average fare	$154.74	$140.69	$130.67	$139.56	$123.28
Yield per passenger mile (cents)	13.29	12.07	11.30	11.73	10.24
Passenger revenue per ASM (cents)	10.96	9.82	9.01	9.43	8.26
Operating revenue per ASM (cents)	12.10	10.88	10.11	10.45	8.91
Operating expense per ASM (cents)	11.23	9.92	9.24	10.11	8.38
Operating expense per ASM, excluding fuel (cents)	6.76	6.71	6.33	5.80	5.34
Airline operating expense per ASM (cents) (6)	11.06	9.71	8.99	9.87	8.27
Departures	243,446	225,501	215,526	205,389	196,594
Average stage length (miles)	1,091	1,100	1,076	1,120	1,129
Average number of operating aircraft during period	164.9	153.5	148.0	139.5	127.8
Average fuel cost per gallon, including fuel taxes	$3.17	$2.29	$2.08	$3.08	$2.18
Fuel gallons consumed (millions)	525	486	455	453	444
Full-time equivalent employees at period end (6)	11,733	11,121	10,704	9,895	9,909

(6)	Excludes results of operations and employees of LiveTV, LLC, which are unrelated to our airline operations and are immaterial to our consolidated operating results.

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

Overview

We are an award winning airline with a differentiated product and a unique culture focused on our commitment to customer service. We offer competitive fares primarily on point-to-point routes, operating a young, fuel efficient fleet of 120 Airbus A320 aircraft and 49 EMBRAER 190 aircraft. Our core product offers customers the unique JetBlue Experience, which includes more legroom than any other domestic airline’s main cabin, free in-flight entertainment, pre-assigned seating, unlimited snacks and the airline industry’s only Customer Bill of Rights, which provides for compensation to customers who experience avoidable inconveniences (as well as some unavoidable circumstances) and commits us to perform at high service standards and holds us accountable if we do not. At December 31, 2011, we served 70 destinations in 22 states, Puerto Rico, Mexico, and 12 countries in the Caribbean and Latin America and operated over 700 flights a day.

Our goal is to become “the Americas’ Favorite Airline” — for our employees, whom we refer to as crewmembers, customers and shareholders. We are committed to doing so by focusing on three main attributes, investing in our culture including our people; through our offerings including our fleet, product and network; and through foundations, including our processes and systems.

Over the past year, we made improvements to our offerings. Most notably, we executed on our network strategy, by strategically growing in our key Boston and Caribbean markets. We worked to reduce some of the seasonality in our network associated with our traditional leisure travel base by attracting more business travelers. Our focus on offerings resulted in a strong year of double-digit increases in unit revenue with operating revenues per available seat mile for 2011 increasing 11% over 2010. We strengthened our position as the largest carrier in Boston by adding five new destinations from Boston during 2011. We also invested in airport infrastructure changes in Boston to enhance the customer experience with new systems and additional airport space. We continued our focus on building our relevance to the business customer travelling to and from Logan Airport. In the Caribbean and Latin America region, we continued to increase our presence and reached milestones in 2011, by becoming the largest airline serving both Puerto Rico and the Dominican Republic. In particular, our expansion in San Juan, Puerto Rico included the introduction of intra-island service to many of our Caribbean destinations. We have approximately 25% of our capacity in the Caribbean and Latin America region. We are focused on optimizing our schedule and balancing our network to serve a diversified customer mix of leisure travelers, business travelers and visiting friends and relatives’, or VFR, traffic.

We continually seek to enhance our product and provide our customers with superior service. In June 2011, we re-branded and expanded our popular Even More Legroom offering, now known as Even More Space, which includes extra legroom plus early boarding and early access to overhead bin space. Additionally, we introduced Even More Speed, which offers customers the option to enjoy an expedited security experience in select JetBlue airports. Throughout 2011 and 2012, we expanded the number of cities in which Even More Speed is offered to include over 30 of our airports and we will continue to increase the number of cities this expedited security feature is offered in as we work with airport authorities. In 2011, we executed an agreement with ViaSat Inc. to develop and introduce state of the art in-flight broadband connectivity technology on our aircraft. In the fall of 2011, ViaSat successfully launched the satellite which will eventually support this effort. We continue to develop the in-flight broadband connectivity solution and plan to introduce it on our fleet in 2013.

In 2011, we also expanded our route network. We commenced service to Providenciales, Turks and Caicos Islands in February 2011, Anchorage Alaska and Martha’s Vineyard in May 2011, La Romana, Dominican Republic and Liberia, Costa Rica in November 2011, and St. Croix and St. Thomas in the U.S. Virgin Islands in December 2011. We have announced plans to begin service between Dallas/Fort Worth, Texas and Boston in May 2012. In November 2011, we had the winning bids in an auction to acquire eight take-off and landing slots at each of New York’s LaGuardia Airport and Washington DC’s Ronald Reagan National Airport. We plan to begin our expanded service at each of these airports in 2012.

Another key component in optimizing our route network and managing unit revenues and yield is our continued expansion of our portfolio of strategic commercial partnerships. During 2011, we added seven new partnerships with prestigious international airlines, bringing our total commercial partnerships to 14 airlines as of December 31, 2011. In 2012, we announced two additional partnerships. We believe these agreements provide additional revenue opportunities for us and increased travel benefits and opportunities to our customers by allowing access to diverse international markets and a seamless check-in process. Our current partnerships are structured with gateways, which allow access for international travelers on many of our key domestic and Caribbean routes, including in New York, Boston, Newark, Orlando, Fort Meyers, San Juan, or Washington DC.

Since re-launching our customer loyalty program, TrueBlue, in November 2009, we have seen a 30% increase in membership. The program was re-designed based on customer feedback, and is aimed at making our frequent flyer benefits more robust, rewarding, and flexible. TrueBlue points are earned based on the value paid for a flight as opposed to the length of travel. There are no blackout dates for award flights and points expirations can be extended. Based on extensive customer surveys, we believe this enhanced program is making our product more appealing to the business customer.

We derive our revenue primarily from transporting passengers on our aircraft. Passenger revenue accounted for 91% of our total operating revenues for the year ended December 31, 2011. Revenues generated from international routes, including Puerto Rico, accounted for 26% of our total passenger revenues in 2011. Revenue is recognized either when transportation is provided or after the ticket or customer credit expires. We measure capacity in terms of available seat miles, which represents the number of seats available for passengers multiplied by the number of miles the seats are flown. Yield, or the average amount one passenger pays to fly one mile, is calculated by dividing passenger revenue by revenue passenger miles.

We strive to increase passenger revenue primarily by increasing our yield per flight which produces higher revenue per available seat mile, or RASM. Our objective is to optimize our fare mix to increase our overall average fare while continuing to provide our customers with competitive fares. When we enter a new market our fares are designed to stimulate demand, particularly from fare-conscious leisure and business travelers who might otherwise have used alternate forms of transportation or would not have traveled at all. In addition to our regular fare structure, we frequently offer sale fares with shorter advance purchase requirements in most of the markets we serve and match the sale fares offered by other airlines. Passenger revenue also includes revenue from our Even More ancillary product offerings.

The highest levels of traffic and revenue on our routes to and from Florida are generally realized from October through April and on our routes to and from the western United States in the summer. Our VFR markets continue to complement our leisure-driven markets from both a seasonal and day of week perspective. Many of our areas of operations in the Northeast experience bad weather conditions in the winter, causing increased costs associated with de-icing aircraft, cancelled flights and accommodating displaced customers. Many of our Florida and Caribbean routes experience bad weather conditions in the summer and fall due to thunderstorms and hurricanes. As we enter new markets we could be subject to additional seasonal variations along with competitive responses to our entry by other airlines. Given our high proportion of fixed costs, this seasonality may cause our results of operations to vary from quarter to quarter. As such, we are currently focused on trying to reduce the seasonal impact of our operations and increase demand and travel during the trough periods.

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

We operate in an evolving industry, which most recently includes American Airlines entering bankruptcy protection as well as the acquisitions of Continental Airlines by United Airlines and of AirTran Airways by

Southwest Airlines. We believe building and maintaining solid foundations, including preserving our cost advantage and strong liquidity position, profitable growth and making prudent investments, will allow us to continue our commitment to growing organically, even in this uncertain economic environment.

We have built a strong financial foundation, the cornerstones of which are maintaining one of the best liquidity positions and one of the lowest cost structures in the industry. This strong foundation affords us the ability to expand and profitably grow our route network and our customer offerings as well as the flexibility to take advantage of market opportunities as they become available, such as the slot auctions in New York and Washington D.C. during 2011. In 2011, despite rising fuel prices, our ability to attract higher yielding traffic and execution of our sustainable growth strategy has resulted in a third consecutive year of positive free cash flows, which we define as cash flows from operations less capital expenditures.

In 2011, we invested in five new owned EMBRAER 190 aircraft and four new owned Airbus A320 aircraft to our fleet. Even with the addition of these aircraft, all of which were debt financed, our long-term debt balance only grew by a modest $15 million.

In 2011, we made several modifications to our aircraft purchase commitments. In October 2011, we executed a new purchase agreement with Airbus S.A.S., which supersedes our original purchase agreement and related amendments. In this new agreement, we substituted 30 of our remaining A320 aircraft deliveries with A321 aircraft and placed a new order for 40 A320 new engine option, or A320neo, aircraft with delivery scheduled in 2018 through 2021. We also modified our EMBRAER 190 purchase agreement in 2011, canceling two aircraft previously scheduled for delivery in 2013 and one aircraft scheduled for delivery in 2014; deferring seven aircraft previously scheduled for delivery in 2013 and 2014 to 2018; and terminating 11 aircraft previously scheduled for delivery in 2017 and 2018. During the second quarter of 2011, we extended the leases on four Airbus A320 aircraft, which were previously set to expire in 2012. We may further modify our fleet growth through additional aircraft sales, leasing of aircraft, returns of leased aircraft and/or deferral of aircraft deliveries in order to prudently manage our capacity and growth plans. We believe the new mix of our fleet and revised delivery schedules will allow us to better manage our network and continue to improve upon the JetBlue Experience we offer to our valued customers.

We maintain one of the lowest cost structures in the industry relative to the product we offer due to the young average age of our fleet, a productive non-union workforce, and cost discipline. During 2011, while building upon our network strategy, we maintained our focus on cost control and ran an efficient operation, which helped mitigate the impact of rising fuel prices. This was demonstrated in our year over year cost per available seat mile, excluding fuel, which remained relatively flat. We remain focused on managing those costs within our control as we believe this is crucial to maintaining our competitive advantage. In 2012, we plan to continue our focus on cost control while improving the JetBlue Experience for our customers. The largest components of our operating expenses are aircraft fuel and related taxes and salaries, wages and benefits provided to our crewmembers. Unlike most airlines, we make an investment in our culture by having a policy of not furloughing crewmembers during economic downturns, and we have a non-union workforce, which we believe provides us with more flexibility and allows us to be more productive. However, the increasing seniority of our crewmembers and rising healthcare costs are presenting cost pressures. The price and availability of aircraft fuel, which is our single largest operating expense, are extremely volatile due to global economic and geopolitical factors that we can neither control nor accurately predict. Sales and marketing expenses include advertising, fees paid to credit card companies, and commissions paid for our participation in GDSs and OTAs. The majority of our customers book their flights directly through our website, our preferred means of distribution; however distribution costs have increased with our increased participation in GDSs and OTAs since 2010. Maintenance materials and repairs are expensed when incurred unless covered by a third party services contract. Because the average age of our aircraft is 6.1 years, all of our aircraft currently require less maintenance than they will in the future. Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our unit costs, as our fleet ages. We are continuously exploring opportunities to mitigate the increase in maintenance expense, including new or revised business partner agreements and improving operational efficiencies. Other operating expenses consist of purchased services (including expenses related to fueling, ground handling, skycap, security and janitorial services), insurance, personnel expenses, cost of goods sold to other airlines by LiveTV, professional fees, passenger refreshments, supplies, bad debts, communication costs, and taxes other than payroll and fuel taxes.

During 2011 fuel prices remained volatile, increasing 38% over average 2010 prices. We actively manage our fuel hedge portfolio by entering into a variety of fuel hedge contracts in order to provide some protection against sharp and sudden volatility and further increases in fuel prices. In total, we hedged 43% of our total 2011 fuel consumption. As of December 31, 2011, we had outstanding fuel hedge contracts covering approximately 42% of our forecasted consumption for the first quarter of 2012 and 27% for the full year 2012. We will continue to monitor fuel prices closely and intend to take advantage of fuel hedging opportunities as they become available.

The airline industry is one of the most heavily taxed in the U.S., with taxes and fees accounting for approximately 15% of the total fare charged to a customer. Airlines are obligated to fund all of these taxes and fees regardless of their ability to pass these charges on to the customer. Additionally, if the TSA were to change the way the Aviation Security Infrastructure Fee is assessed, our security costs could be higher.

We continue to focus on maintaining an adequate liquidity level. Our goal is to continue to be diligent with our liquidity, thereby managing our capital expenditures to accommodate a sustainable growth plan. We have manageable scheduled debt maturities in 2012 totaling approximately $200 million, which we believe will enable us to achieve our liquidity goals. During 2011, we pre-purchased $39 million of our 6.75% Series A convertible debentures due 2039, as we believe this will help better manage future debt maturities and reduce overall interest expense.

Outlook for 2012

In 2012, our focus will continue to be on our culture, offerings, and foundations, which we have outlined as key elements of our value proposition. We anticipate building upon our strong financial foundation during 2012 by controlling costs, to the extent possible, in order to maintain a competitive cost advantage and maximizing unit revenues through our unique product offering and focused network strategy. We aim to deliver improved year over year margins. We continuously look to expand our other ancillary revenue opportunities and enhance the JetBlue Experience for all of our customers, leisure and business travelers alike. We are also focused on managing our future debt maturities and investing in infrastructure and product enhancements that will result in future benefits.

For the full year, we expect our operating capacity to increase approximately 5.5% to 7.5% over 2011 with the net addition of seven Airbus A320 aircraft and four EMBRAER 190 aircraft to our operating fleet. Assuming fuel prices of $3.17 per gallon, including fuel taxes and net of our fuel hedging activity, our cost per available seat mile for 2012 is expected to increase by 1.5% to 3.5% over 2011. This expected increase is a result of higher maintenance costs due to the aging of our fleet and assumed increase in fuel prices. While we expect to face significant cost pressures on maintenance expense in 2012 related to the aging of our fleet, we are working diligently to reduce these cost pressures in the future.

Results of Operations

During 2011, overall economic conditions remained volatile and the competitive nature of the airline industry persisted. We generated consistent unit revenue growth throughout the year by managing our network and balancing the seasonality created by our highly leisure focused business. We did so by complementing our leisure travel markets with higher yielding business markets and capitalizing on key growth regions, primarily Boston and the Caribbean, which has resulted in increased capacity. Average fares for the year increased 10% over 2010 to $155 and yield increased 10% on a capacity increase of 7%.

Our operations are highly concentrated along the eastern coast of the United States, which at times makes us susceptible to the impact of severe weather. During the first quarter of 2011, the winter storm season was extremely severe. The operational impact of the severe storm season pressured our CASM, excluding fuel and negatively impacted our completion factor. During the third quarter of 2011, Hurricane Irene severely impacted our operations as its path travelled directly through the core of our network. Flights were suspended in New York and Boston, resulting in approximately 1400 cancellations over a three day period.

Our on-time performance, defined by the DOT as arrivals within 14 minutes of schedule, was 73.3% in 2011 compared to 75.7% in 2010. Our on-time performance throughout the year and on a year-over-year basis remained challenged by our significant operations in the northeast United States, which represents a very challenging airspace and includes some of the most congested and delay-prone airports in the U.S.

Year 2011 Compared to Year 2010

We reported net income of $86 million in 2011 compared to net income of $97 million in 2010. In 2011, we had operating income of $322 million, a decrease of $11 million over 2010, and an operating margin of 7.1%, down 1.7 points from 2010. Diluted earnings per share were $0.28 for 2011 compared to diluted earnings per share of $0.31 for 2010.

Operating Revenues.    Operating revenues increased 19%, or $725 million, primarily due to a 20% increase in passenger revenues. The $668 million increase in passenger revenues was attributable to a 7% increase in capacity along with a 10% increase in yield. Included in this amount is a $36 million increase in revenue from our Even More Space seats as a result of increased capacity and revised pricing.

Other revenues increased 15%, or $57 million, primarily due to a $17 million increase in marketing related revenues, an $11 million increase in change fees partially as a result of high levels of change fee waivers during the first half of 2010 in conjunction with our new integrated customer service systems implementation, higher excess baggage revenue of $7 million and increased rates for other ancillary services during 2011. Other revenue also increased $14 million due to higher LiveTV third party revenues.

Operating Expenses.    Operating expenses increased 21%, or $736 million, primarily due to higher fuel prices, an increase in maintenance expense associated with our aging fleet, and an 8% increase in departures over 2010. We had on average 12 additional average aircraft in service in 2011 and operating capacity increased approximately 7% to 37.23 billion available seat miles in 2011. Operating expenses per available seat mile increased 13% to 11.23 cents. Excluding fuel, our cost per available seat mile increased 0.9% in 2011. In detail, operating costs per available seat mile were (percent changes are based on unrounded numbers):

	Year Ended December 31,		Percent Change
	2011	2010
	(in cents)
Operating expenses:
Aircraft fuel and related taxes	4.47	3.21	39.2%
Salaries, wages and benefits	2.54	2.57	(0.9)
Landing fees and other rents	.66	.65	0.7
Depreciation and amortization	.63	.63	(0.8)
Aircraft rent	.36	.36	0.0
Sales and marketing	.53	.52	3.5
Maintenance materials and repairs	.61	.50	23.3
Other operating expenses	1.43	1.48	(3.5)

Total operating expenses	11.23	9.92	13.3%

Aircraft fuel expense increased 49%, or $549 million, due to a 38% increase in average fuel cost per gallon, or $461 million after the impact of fuel hedging and 39 million more gallons of aircraft fuel consumed, resulting in $88 million of higher fuel expense. We recorded $3 million in effective fuel hedge gains, which were an offset to fuel expense, during 2011 versus $3 million in effective fuel hedge losses, which were an addition to fuel expense, during 2010. Our average fuel cost per gallon was $3.17 for the year ended December 31, 2011 compared to $2.29 for the year ended December 31, 2010. Our fuel costs represented 40% and 32% of our operating expenses in 2011 and 2010, respectively. Based on our expected fuel volume for 2012, a 10% per gallon increase in the cost of aircraft fuel would increase our annual fuel expense by approximately $175 million. Cost per available seat mile increased 39% primarily due to the increase in fuel prices.

Salaries, wages and benefits increased 6%, or $56 million, primarily due to a 5% increase in the average number of full-time equivalent employees needed to support our profitable growth plans as well as certain increases in wages and related benefits as a result of pay increases and the increasing seniority levels of our crewmembers. Cost per available seat mile decreased 1% primarily due to the increased capacity and improved employee efficiencies.

Landing fees and other rents increased 8%, or $17 million, primarily due to an 8% increase in departures over 2010, which includes the effects of expanded operations in certain markets and the opening of seven new cities in 2011 as well as an increase in average landing fee and airport rental rates.

Depreciation and amortization increased 6%, or $13 million. The increase in depreciation expense was primarily a result of having an average of 105 owned and capital leased aircraft in 2011 compared to 97 in 2010. The increased depreciation was slightly offset by a reduction in owned computer hardware.

Aircraft rent increased 7%, or $9 million, due to our leasing of six used aircraft during the second half of 2010, slightly offset by extending the leases on four aircraft during 2011 at lower rates.

Sales and marketing expense increased 11%, or $20 million, due to $14 million in higher credit card fees resulting from increased average fares, $3 million in higher commissions in 2011 related to our increased participation in GDSs and OTAs and $2 million in higher advertising costs. Cost per available seat mile increased 3% due to costs associated with increased fares.

Maintenance materials and repairs increased 32%, or $55 million, due to 12 additional average operating aircraft in 2011 compared to 2010, the gradual aging of our fleet, and aircraft coming off of warranty. As of December 31, 2011, our oldest operating aircraft had an age of 12.1 years and the average age of our fleet increased to 6.1 years compared to 5.4 years as of December 31, 2010. Maintenance expense is expected to increase significantly as our fleet ages, resulting in the need for additional, more expensive repairs over time. Cost per available seat mile increased 23% primarily due to the gradual aging of our fleet.

Other operating expenses increased 3%, or $17 million, due to an increase in variable costs associated with 8% more departures versus 2010, operating out of seven additional cities in 2011 in addition to the full year of operations at the three cities opened throughout 2010. In 2010, we incurred approximately $13 million in one-time implementation expenses related to our new customer service system and a $6 million one-time impairment expense related to the intangible assets and other costs associated with developing an air to ground connectivity capability. In 2010, we also paid a $5 million rescheduling fee in connection with the deferral of aircraft. Cost per available seat mile decreased 4% due primarily to the 2010 implementation costs associated with our new customer service system and the one-time impairment expense in 2010.

Other Income (Expense).    Interest expense remained relatively unchanged from 2010. Decreases due to the extinguishments of higher yielding debt resulted in approximately $2 million less interest expense. These decreases in interest expense were offset by additional financing including 13 new aircraft during 2010 and 2011, resulting in $9 million of additional interest expense. Capitalized interest increased due to higher average outstanding pre-delivery deposits on near term delivery aircraft.

Interest income and other decreased $7 million primarily due to $6 million in losses on the early extinguishment of $39 million par value of our 6.75% Series A convertible debt due 2039. Accounting ineffectiveness on crude, heating oil and jet fuel derivatives classified as cash flow hedges resulted in losses of $2 million in each of 2011 and in 2010. We are unable to predict what the amount of ineffectiveness will be related to these instruments, or the potential loss of hedge accounting which is determined on a derivative-by-derivative basis, due to the volatility in the forward markets for these commodities.

Our effective tax rate was 41% in 2011 compared to 40% in 2010. Our effective tax rate differs from the statutory income tax rate primarily due to state income taxes, the change in valuation allowance and the non-deductibility of certain items for tax purposes and the relative size of these items to our pre-tax income of $145 million in 2011 and pre-tax income of $161 million in 2010. The rate increase was due to a reduction in the valuation allowance attributable to state net operating loss carryforwards in 2010.

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

Operating Expenses.    Operating expenses increased 15%, or $439 million, primarily due to higher fuel prices and an increase in other operating expenses, including the one-time implementation related expenses of our new customer service system, overall higher technology infrastructure costs, and a one-time impairment charge. Additionally, operating expenses increased due to higher salaries, wages and benefits related to pilot pay increases implemented in mid-2009, increased sales and marketing expenses due to higher fares and increased GDS participation, and increased maintenance and variable costs. We had on average five additional average aircraft in service in 2010 and operating capacity increased approximately 7% to 34.74 billion available seat miles in 2010. Operating expenses per available seat mile increased 7% to 9.92 cents. Excluding fuel, our cost per available seat mile increased 6% in 2010. In detail, operating costs per available seat mile were (percent changes are based on unrounded numbers):

	Year Ended December 31,		Percent Change
	2010	2009
	(in cents)
Operating expenses:
Aircraft fuel and related taxes	3.21	2.91	10.6%
Salaries, wages and benefits	2.57	2.38	7.6
Landing fees and other rents	.65	.65	(0.1)
Depreciation and amortization	.63	.70	(9.8)
Aircraft rent	.36	.39	(6.0)
Sales and marketing	.52	.46	11.5
Maintenance materials and repairs	.50	.46	8.2
Other operating expenses	1.48	1.29	15.1

Total operating expenses	9.92	9.24	7.4%

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

Maintenance materials and repairs increased 15%, or $23 million, due to five additional average operating aircraft in 2010 compared to 2009 and the gradual aging of our fleet. The average age of our fleet increased to 5.4 years as of December 31, 2010 compared to 4.3 years as of December 31, 2009. Maintenance expense is expected to increase significantly as our fleet ages, resulting in the need for more exhaustive routine maintenance checks. Cost per available seat mile increased 8% primarily due to the gradual aging of our fleet.

Other operating expenses increased 23%, or $96 million, due to an increase in variable costs associated with 5% more departures versus 2009, operating out of three additional cities in 2010 in addition to the full year of operations at the eight cities opened throughout 2009, and a severe winter storm season in early 2010. We also incurred approximately $13 million in one-time implementation expenses related to our new customer service system, as well as overall higher technology infrastructure related costs. Additionally, we incurred a $6 million one-time impairment expense related to the intangible assets and other costs associated with developing an air to ground connectivity capability by LiveTV. In 2010, we also paid a $5 million rescheduling fee in connection with the deferral of aircraft. In 2009, other operating expenses were offset by $11 million for certain tax incentives and $1 million in gains on sales of aircraft. Cost per available seat mile increased 15% due primarily to the implementation costs associated with our new customer service system, changes in our IT infrastructure and the 2009 tax incentive credits.

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

Our effective tax rate was 40% in 2010 compared to 41% in 2009. Our effective tax rate differs from the statutory income tax rate due to the non-deductibility of certain items for tax purposes and the relative size of these items to our pre-tax income of $161 million in 2010 and pre-tax income of $104 million in 2009.

Quarterly Results of Operations

The following table sets forth selected financial data and operating statistics for the four quarters ended December 31, 2011. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10-K.

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Statements of Operations Data (dollars in millions)
Operating revenues	$1,012	$1,151	$1,195	$1,146
Operating expenses:
Aircraft fuel and related taxes	353	439	454	418
Salaries, wages and benefits	235	235	236	241
Landing fees and other rents	57	63	65	60
Depreciation and amortization	56	58	57	62
Aircraft rent	34	36	32	33
Sales and marketing	45	51	49	54
Maintenance materials and repairs	52	54	59	62
Other operating expenses	135	129	135	133

Total operating expenses	967	1,065	1,087	1,063

Operating income	45	86	108	83
Other income (expense) (1)	(39)	(43)	(52)	(43)

Income before income taxes	6	43	56	40
Income tax expense	3	18	21	17

Net income	$3	$25	$35	$23

Operating margin	4.4%	7.5%	9.0%	7.3%
Pre-tax margin	0.6%	3.8%	4.6%	3.5%
Operating Statistics:
Revenue passengers (thousands)	6,039	6,622	7,016	6,693
Revenue passenger miles (millions)	6,924	7,692	8,332	7,750
Available seat miles ASM (millions)	8,511	9,441	9,855	9,425
Load factor	81.4%	81.5%	84.5%	82.2%
Aircraft utilization (hours per day)	11.0	11.9	12.0	11.5
Average fare	$150.02	$158.01	154.88	155.60
Yield per passenger mile (cents)	13.08	13.60	13.04	13.44
Passenger revenue per ASM (cents)	10.64	11.08	11.03	11.05
Operating revenue per ASM (cents)	11.89	12.19	12.12	12.16
Operating expense per ASM (cents)	11.37	11.28	11.03	11.27
Operating expense per ASM, excluding fuel (cents)	7.22	6.62	6.43	6.85
Airline operating expense per ASM (cents) (2)	11.17	11.10	10.88	11.10
Departures	56,706	61,632	63,099	62,009
Average stage length (miles)	1,075	1,091	1,108	1,090
Average number of operating aircraft during period	161.4	164.6	165.8	167.9
Average fuel cost per gallon, including fuel taxes	$2.94	$3.31	$3.25	$3.15
Fuel gallons consumed (millions)	120	133	139	133
Full-time equivalent employees at period end (2)	11,281	11,609	11,443	11,733

(1)	During the third and fourth quarters of 2011, we recorded $5 million and $1 million in losses, respectively, related to the early extinguishment of a portion of our 6.75% Series A convertible debt due 2039.

(2)	Excludes results of operations and employees of LiveTV, LLC, which are unrelated to our airline operations and are immaterial to our consolidated operating results.

Although we experienced significant revenue growth in 2011, this trend may not continue. We expect our expenses to continue to increase significantly as we acquire additional aircraft, as our fleet ages and as we expand the frequency of flights in existing markets and enter into new markets. Accordingly, the comparison of the financial data for the quarterly periods presented may not be meaningful. In addition, we expect our operating results to fluctuate significantly from quarter-to-quarter in the future as a result of various factors, many of which are outside our control. Consequently, we believe that quarter-to-quarter comparisons of our operating results may not necessarily be meaningful and you should not rely on our results for any one quarter as an indication of our future performance.

Liquidity and Capital Resources

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business is dependent on maintaining sufficient liquidity. We believe that we have adequate resources from a combination of cash and cash equivalents on hand and cash expected to be generated from future operations to continue to meet our obligations as they become due.

At December 31, 2011, we had cash and cash equivalents of $673 million and short-term investments of $553 million, as compared to cash and cash equivalents of $465 million and short-term investments of $495 million at December 31, 2010. We also had $38 million of long-term investments at December 31, 2011 compared to $133 million at December 31, 2010. Cash flows provided by operating activities totaled $614 million in 2011 compared to $523 million in 2010 and $486 million in 2009. The $91 million increase in cash flows from operations in 2011 compared to 2010 was primarily as a result of the 10% increase in average fares and 7% increase in capacity, offset by 38% higher price of fuel. The $37 million increase in cash flows from operations in 2010 compared to 2009 was primarily a result of an 8% increase in average fares, 7% increase in capacity and 1.7 point increase in load factor, offset by 10% higher price of fuel in 2010 compared to 2009. As of December 31, 2011, our unrestricted cash, cash equivalents and short-term investments as a percentage of trailing twelve months revenue was approximately 27%, which we believe is among the best in the industry. We rely primarily on cash flows from operations, which we believe have increased significantly due to the execution of our network strategy, to provide working capital for current and future operations.

Investing Activities.    During 2011, capital expenditures related to our purchase of flight equipment included $318 million for four Airbus A320 aircraft five EMBRAER 190 aircraft and nine spare engines, $44 million for flight equipment deposits and $27 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases, facilities improvements and LiveTV inventory, were $135 million. Investing activities in 2011 also included the net proceeds from the sale and maturities of $24 million in investment securities.

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

Financing Activities.    Financing activities during 2011 consisted primarily of (1) the early extinguishment of $39 million principal of our 6.75% Series A convertible debentures due 2039 for $45 million, (2) scheduled maturities of $188 million of debt and capital lease obligations, (3) the early payment of $3 million on our spare parts pass-through certificates, (4) our issuance of $121 million in fixed rate equipment notes and $124 million in non-public floating rate equipment notes secured by four Airbus A320 aircraft and five EMBRAER 190 aircraft,

(5) the net borrowings of $88 million under our corporate purchasing line for purchase of jet fuel, (6) the repayment of $10 million in principal related to our construction obligation for Terminal 5 and (7) the acquisition of $4 million in treasury shares related to the withholding of taxes, upon the vesting of restricted stock units.

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

Capital Resources.    We have been able to generate sufficient funds from operations to meet our working capital requirements. Substantially all of our property and equipment is encumbered, excluding one aircraft and 10 spare engines which we own. We have historically financed our aircraft through either secured debt or lease financing. At December 31, 2011, we operated a fleet of 169 aircraft, of which 60 were financed under operating leases, four were financed under capital leases and all but one of the remaining 105 were financed by secured debt. We are working on securing committed financing for the four EMBRAER 190 aircraft scheduled for delivery in 2012. We may purchase some or all of the seven Airbus A320 aircraft scheduled for delivery in 2012 with cash and will only finance these aircraft at favorable borrowing terms relative to our weighted average cost of debt. Although we believe that debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot give assurance that we will be able to secure financing on terms attractive to us, if at all. While these financings may or may not result in an increase in liabilities on our balance sheet, our fixed costs will increase significantly regardless of the financing method ultimately chosen. To the extent we cannot secure financing, we may be required to pay in cash, further modify our aircraft acquisition plans or incur higher than anticipated financing costs.

Working Capital.    We had working capital of $216 million at December 31, 2011, compared to $267 million at December 31, 2010. Our working capital includes the fair value of our short-term fuel hedge derivatives, which was a net liability of $4 million at December 31, 2011 and an asset of $19 million at December 31, 2010.

In September 2011, we executed a corporate purchasing line with American Express, which allows us to borrow up to a maximum of $125 million. Borrowings cannot exceed $30 million per week and may only be used for the purchase of jet fuel. Borrowings on this corporate purchasing line are subject to our compliance with the terms and conditions of the credit agreement, including certain financial covenants which include a requirement to maintain certain cash and short-term investment levels and a minimum earnings before income taxes, interest, depreciation and amortization, or EBITDA, margin, as well as customary events of default. Borrowings, which are to be re-paid monthly, are subject to a 6.9% annual interest rate subject to certain limitations. This borrowing facility will terminate no later than December 31, 2014. Since opening the line in September 2011, our average outstanding daily balance was $50 million. As of December 31, 2011, we had $88 million drawn under this revolving credit facility. As of January 31, 2012, we had $44 million outstanding on the corporate purchasing line, which was paid in full in early February 2012.

We expect to meet our obligations as they become due through available cash, investment securities and internally generated funds, supplemented as necessary by financing activities, as they may be available to us. We expect to continue to generate positive working capital through our operations. However, we cannot predict what the effect on our business might be from the extremely competitive environment we are operating in or from events that are beyond our control, such as volatile fuel prices, economic conditions, weather-related disruptions, the impact of airline bankruptcies, restructurings or consolidations, U.S. military actions or acts of terrorism. We believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

Our scheduled debt maturities are expected to increase over the next five years, with a scheduled peak in 2014 of nearly $600 million. We are actively managing our liquidity to overcome these debt hurdles by pre- purchasing convertible debt and other outstanding debt when market conditions allow. In doing so, we are working to smooth the scheduled debt maturity schedule over the next five years, which will also have the effect of reducing overall interest expense.

Anticipated capital expenditures for facility improvements, spare parts and ground purchases in 2012 are projected to be approximately $215 million.

Contractual Obligations

Our noncancelable contractual obligations at December 31, 2011 include (in millions):

	Payments due in
	Total	2012	2013	2014	2015	2016	Thereafter
Long-term debt and capital lease obligations (1)	$3,752	$324	$514	$675	$347	$531	$1,361
Lease commitments	1,578	205	176	171	172	107	747
Flight equipment obligations	5,960	425	450	580	775	785	2,945
Short-term borrowings	88	88	—	—	—	—	—
Financing obligations and other (2)	2,997	306	268	223	238	307	1,655

Total	$14,375	$1,348	$1,408	$1,649	$1,532	$1,730	$6,708

(1)	Includes actual interest and estimated interest for floating-rate debt based on December 31, 2011 rates.

(2)	Amounts include noncancelable commitments for the purchase of goods and services.

The interest rates are fixed for $1.62 billion of our debt and capital lease obligations, with the remaining $1.43 billion having floating interest rates. The floating interest rates adjust quarterly or semi-annually based on the London Interbank Offered Rate, or LIBOR. The weighted average maturity of all of our debt was seven years at December 31, 2011. We are subject to certain financial ratios for our unsecured line of credit issued in September 2011, including a requirement to maintain certain cash and short-term investment levels and a minimum earnings before income taxes, interest, depreciation and amortization, or EBITDA margin, as well as customary events of default. We are subject to certain collateral ratio requirements in our spare parts pass-through certificates and spare engine financing issued in November 2006 and December 2007, respectively. If we fail to maintain these collateral ratios, we are required to provide additional collateral or redeem some or all of the equipment notes so that the ratios return to compliance. As a result of lower spare parts inventory balances and the associated reduced third party valuation of these parts, we pledged as collateral a previously unencumbered spare engine with a carrying value of approximately $7 million during the second quarter of 2011. During the third quarter of 2011, we did not meet the minimum ratios on our spare parts pass-through certificates due to the reduced third party valuation of these parts. In order to maintain the ratios, we elected to redeem $3 million of the equipment notes to be settled in November 2011. At December 31, 2011, we were in compliance with all covenants of our debt and lease agreements and 75% of our owned property and equipment were pledged as security under various loan agreements.

We have operating lease obligations for 60 aircraft with lease terms that expire between 2013 and 2026. Five of these leases have variable-rate rent payments that adjust semi-annually based on LIBOR. We also lease airport terminal space and other airport facilities in each of our markets, as well as office space and other equipment. We have approximately $33 million of restricted assets pledged under standby letters of credit related to certain of our leases which will expire at the end of the related lease terms.

Our firm aircraft orders at December 31, 2011 consisted of 21 Airbus A320 aircraft, 30 Airbus A321 aircraft, 40 Airbus A320 neo aircraft and 35 EMBRAER 190 aircraft scheduled for delivery as follows: 11 in 2012, 9 in 2013, 11 in 2014, 17 in 2015, 18 in 2016, 13 in 2017, 17 in 2018, 10 in 2019, 10 in 2020 and 10 in 2021. We meet our predelivery deposit requirements for our aircraft by paying cash or by using short-term borrowing facilities for deposits required six to 24 months prior to delivery. Any predelivery deposits paid by the issuance of notes are fully repaid at the time of delivery of the related aircraft. We also have options to acquire 56 additional EMBRAER 190 aircraft for delivery from 2013 through 2018.

Our aircraft orders reflect contract modifications undertaken in 2011, including a new purchase agreement with Airbus S.A.S., which superseded our original purchase agreement and related amendments. In this new agreement, we substituted 30 of our then remaining A320 aircraft deliveries with A321 aircraft and placed a new order for 40 A320neo aircraft with delivery scheduled in 2018 through 2021. We also modified our EMBRAER 190 purchase agreement in February 2011, canceling two aircraft previously scheduled for delivery in 2013. In October 2011, we further amended our EMBRAER 190 purchase agreement, terminating 11 aircraft previously scheduled for delivery in 2017 and 2018, deferring seven aircraft previously scheduled for delivery in 2013 and 2014 to 2018 and cancelling the order for one EMBRAER 190 aircraft previously scheduled for delivery in 2014. Some or all of these deferred aircraft may either be returned to their previously committed to delivery dates or cancelled and subject to cancellation fees if we elect not to further amend our purchase agreement to order a new EMBRAER 190 variant, if developed.

In October 2008, we began operating out of our new Terminal 5 at JFK, or Terminal 5, which we had been constructing since November 2005. The construction and operation of this facility is governed by a lease agreement that we entered into with the PANYNJ in 2005. We are responsible for making various payments under the lease, including ground rents for the terminal site which began on lease execution in 2005 and facility rents that commenced in October 2008 upon our occupancy of the terminal. The facility rents are based on the number of passengers enplaned out of the terminal, subject to annual minimums. The PANYNJ has reimbursed us for costs of this project in accordance with the terms of the lease, except for approximately $78 million in leasehold improvements that have been provided by us. For financial reporting purposes, this project is being accounted for as a financing obligation, with the constructed asset and related liability being reflected on our balance sheets. Minimum ground and facility rents for this terminal totaling $1.17 billion are included in the commitments table above as lease commitments and financing obligations.

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

Passenger revenue.     Passenger ticket sales are initially deferred in air traffic liability. The air traffic liability also includes customer credits issued and unused tickets whose travel date has passed. Credit for unused tickets and customer credits can each be applied towards another ticket within 12 months of the original scheduled service or 12 months from the issuance of the customer credit. Revenue is recognized when transportation is provided or when a ticket or customer credit expires. We also defer, in air traffic liability, an estimate for customer credits issued in conjunction with the JetBlue Airways Customer Bill of Rights we expect to be ultimately redeemed. These estimates are based on historical experience and are periodically evaluated, and adjusted if necessary, based on actual credit usage.

Frequent flyer accounting.    We utilize a number of estimates in accounting for our TrueBlue customer loyalty program, or TrueBlue. We record a liability, which was $9 and $6 million as of December 31, 2011 and 2010, respectively, for the estimated incremental cost of outstanding points earned from JetBlue purchases that we expect to be redeemed. The estimated cost includes incremental fuel, insurance, passenger food and supplies, and reservation costs. We adjust this liability, which is included in air traffic liability, based on points earned and redeemed, changes in the estimated incremental costs associated with providing travel and changes in the TrueBlue program. In November 2009, we launched an improved version of TrueBlue, which allows customers to earn points based on the value paid for a trip rather than the length of the trip. In addition, unlike our original program, the improved version does not result in the automatic generation of a travel award once minimum award levels are reached, but instead the points are maintained in the account until used by the member or until they expire 12 months after the last account activity. As a result of these changes, breakage, or the points that ultimately expire unused, has been substantially reduced. Periodically, we evaluate our assumptions for appropriateness, including comparison of the cost estimates to actual costs incurred as well as the expiration and redemption assumptions to actual experience. Changes in the minimum award levels or in the lives of the awards would also require us to reevaluate the liability, potentially resulting in a significant impact in the year of change as well as in future years.

Points in TrueBlue can also be sold to participating companies, including credit card and car rental companies. These sales are accounted for as multiple-element arrangements, with one element representing the fair value of the travel that will ultimately be provided when the points are redeemed and the other consisting of marketing related activities that we conduct with the participating company. The fair value of the transportation portion of these point sales is deferred and recognized as passenger revenue when transportation is provided. The marketing portion, which is the excess of the total sales proceeds over the estimated fair value of the transportation to be provided, is recognized in other revenue when the points are sold. Deferred revenue for points sold and not redeemed is recognized as revenue when the underlying points expire. Deferred revenue was $84 and $57 million at December 31, 2011 and 2010, respectively.

The terms of expiration of all points under our original loyalty program were modified with the launch of a new version of TrueBlue in 2009. We recorded $3 million and $13 million in revenue for point expirations in 2011 and 2010, respectively.

Our co-branded credit card agreement, under which we sell TrueBlue points as described above, provided for a minimum cash payment guarantee, which was paid to us throughout the life of the agreement if specified point sales and other ancillary activity payments were not achieved and was subject to refund in the event that cash payments exceeded future minimums through April 2011. We recorded revenue related to this guarantee when the likelihood of us providing any future service was remote. During 2011, we recognized approximately $10 million related to this guarantee, which represented the balance under this guarantee. During 2010, we recognized approximately $5 million related to this guarantee.

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

Our long-lived assets are evaluated for impairment at least annually or when events and circumstances indicate that the assets may be impaired. Indicators include operating or cash flow losses, significant decreases in market value or changes in technology. As our assets are all relatively new and we continue to have positive operating cash flows, we have not identified any significant impairment related to our long-lived assets at this time.

Lease accounting.    We operate airport facilities, offices buildings and aircraft under operating leases with minimum lease payments associated with these agreements recognized as rent expense on a straight-line basis over the expected lease term. Within the provisions of certain leases there are minimum escalations in payments over the base lease term and periodic adjustments of lease rates, landing fees, and other charges applicable under such agreements, as well as renewal periods. The effects of the escalations and other adjustments have been reflected in rent expense on a straight-line basis over the lease term, which includes renewal periods when it is deemed to be reasonably assured at the inception of the lease that we would incur an economic penalty for not renewing. The amortization period for leasehold improvements is the term used in calculating straight-line rent expense or their estimated economic life, whichever is shorter.

Derivative instruments used for aircraft fuel.    We utilize financial derivative instruments to manage the risk of changing aircraft fuel prices. We do not purchase or hold any derivative instrument for trading purposes. At December 31, 2011, we had a net $4 million liability related to the net fair value of these derivative instruments; the majority of which are not traded on a public exchange. Fair values are assigned based on commodity prices that are provided to us by independent third parties. When possible, we designate these instruments as cash flow hedges for accounting purposes, as defined by the Derivatives and Hedging topic of the Codification which permits the deferral of the effective portions of gains or losses until contract settlement.

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

Fair value measurements.     The Fair Value Measurements and Disclosures topic of the Codification clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The Fair Value Measurements and Disclosures topic also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs. We rely on unobservable (level 3) inputs, which are highly subjective, in determining the fair value of certain assets and liabilities, including our interest rate swaps.

We elected to apply the fair value option under the Financial Instruments topic of the Codification to an agreement with one of our ARS’ broker, to repurchase in 2010, ARS brokered by them at par. The fair value of the put was determined by comparing the fair value of the related ARS to their par values and also considered the credit risk associated with the broker. This put option was adjusted on each balance sheet date based on its then fair value. The fair value of the put option was based on unobservable inputs and was therefore classified as level 3 in the hierarchy. This put option was fully exercised in 2010 upon its expiration.

In 2008 and 2009, we entered into various interest rate swaps, which qualify as cash flow hedges in accordance with the Derivatives and Hedging topic. The fair values of our interest rate swaps were initially based on inputs received from the counterparty. These values were corroborated by adjusting the active swap indications in quoted markets for similar terms (6-8 years) for the specific terms within our swap agreements.

There has been no ineffectiveness relating to these interest rate swaps since all critical terms continue to match the underlying debt, with all of the unrealized losses being deferred in accumulated other comprehensive income.

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

Aircraft fuel.    Our results of operations are affected by changes in the price and availability of aircraft fuel. To manage the price risk, we use crude or heating oil option contracts or jet fuel swap agreements. Market risk is estimated as a hypothetical 10% increase in the December 31, 2011 cost per gallon of fuel. Based on projected 2012 fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $175 million in 2012, compared to an estimated $130 million for 2011 measured as of December 31, 2010. As of December 31, 2011, we had hedged approximately 27% of our projected 2012 fuel requirements. All hedge contracts existing at December 31, 2011 settle by December 31, 2012. We expect to realize approximately $6 million in losses during 2012 currently in other comprehensive income related to our outstanding fuel hedge contracts.

Interest.    Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $1.62 billion of our debt and capital lease obligations, with the remaining $1.43 billion having floating interest rates. If interest rates average 10% higher in 2012 than they did during 2011, our interest expense would increase by approximately $1 million, compared to an estimated $1 million for 2011 measured as of December 31, 2010. If interest rates average 10% lower in 2012 than they did during 2011, our interest income from cash and investment balances would remain relatively constant, similar to the relative constant level of interest income for 2011 measured as of December 31, 2010. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate debt, cash equivalents and investment securities balances at December 31, 2011 and 2010.

Fixed Rate Debt.    On December 31, 2011, our $285 million aggregate principal amount of convertible debt had a total estimated fair value of $378 million, based on quoted market prices. If interest rates were 10% higher than the stated rate, the fair value of this debt would have been $405 million as of December 31, 2011.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JETBLUE AIRWAYS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$673	$465
Investment securities	553	495
Receivables, less allowance (2011-$8; 2010-$6)	101	84
Inventories, less allowance (2011-$4; 2010-$4)	50	49
Restricted cash	—	3
Prepaid expenses	147	148
Other	5	27
Deferred income taxes	99	89

Total current assets	1,628	1,360

PROPERTY AND EQUIPMENT
Flight equipment	4,719	4,320
Predelivery deposits for flight equipment	154	178

	4,873	4,498
Less accumulated depreciation	827	679

	4,046	3,819
Other property and equipment	531	491
Less accumulated depreciation	207	178

	324	313
Assets constructed for others	561	558
Less accumulated amortization	71	49

	490	509

Total property and equipment	4,860	4,641

OTHER ASSETS
Investment securities	38	133
Restricted cash	67	65
Other	478	394

Total other assets	583	592

TOTAL ASSETS	$7,071	$6,593

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2011	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$148	$104
Air traffic liability	627	514
Accrued salaries, wages and benefits	152	147
Other accrued liabilities	199	145
Short-term borrowings	88	—
Current maturities of long-term debt and capital leases	198	183

Total current liabilities	1,412	1,093

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	2,850	2,850

CONSTRUCTION OBLIGATION	526	533

DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	392	327
Other	134	136

	526	463

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 900,000,000 shares authorized, 326,589,018 and 322,272,207 shares issued and 281,777,919 and 294,687,308 shares outstanding in 2011 and 2010, respectively	3	3
Treasury stock, at cost; 44,811,710 and 27,585,367 shares in 2011 and 2010, respectively	(8)	(4)
Additional paid-in capital	1,472	1,446
Retained earnings	305	219
Accumulated other comprehensive income (loss), net of taxes	(15)	(10)

Total stockholders’ equity	1,757	1,654

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,071	$6,593

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
OPERATING REVENUES
Passenger	$4,080	$3,412	$2,934
Other	424	367	358

Total operating revenues	4,504	3,779	3,292

OPERATING EXPENSES
Aircraft fuel and related taxes ($49, $39, and $34 in 2011, 2010, and 2009, respectively)	1,664	1,115	945
Salaries, wages and benefits	947	891	776
Landing fees and other rents	245	228	213
Depreciation and amortization	233	220	228
Aircraft rent	135	126	126
Sales and marketing	199	179	151
Maintenance materials and repairs	227	172	149
Other operating expenses	532	515	419

Total operating expenses	4,182	3,446	3,007

OPERATING INCOME	322	333	285

OTHER INCOME (EXPENSE)
Interest expense	(179)	(180)	(198)
Capitalized interest	5	4	7
Interest income and other	(3)	4	10

Total other income (expense)	(177)	(172)	(181)

INCOME BEFORE INCOME TAXES	145	161	104
Income tax expense	59	64	43

NET INCOME	$86	$97	$61

EARNINGS PER COMMON SHARE:
Basic	$0.31	$0.36	$0.24

Diluted	$0.28	$0.31	$0.21

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$86	$97	$61
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	58	62	42
Depreciation	213	194	190
Amortization	34	36	44
Stock-based compensation	13	17	16
Losses (Gains) on sale of flight equipment and extinguishment of debt	6	—	(3)
Collateral returned (deposits) for derivative instruments	10	(13)	132
Restricted cash returned by (paid for) business partners	—	5	65
Changes in certain operating assets and liabilities:
Decrease (Increase) in receivables	(10)	(4)	3
Decrease (Increase) in inventories, prepaid and other	4	(4)	(43)
Increase in air traffic liability	113	70	4
Increase (Decrease) in accounts payable and other accrued liabilities	26	27	(66)
Other, net	61	36	41

Net cash provided by operating activities	614	523	486

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(480)	(249)	(434)
Predelivery deposits for flight equipment	(45)	(50)	(32)
Refund of predelivery deposits for flight equipment	1	—	5
Proceeds from sale of flight equipment	—	—	58
Assets constructed for others	(3)	(14)	(47)
Purchase of held-to-maturity investments	(450)	(866)	(22)
Proceeds from maturities of held-to-maturity investments	573	414	—
Purchase of available-for-sale securities	(602)	(1,069)	(636)
Sale of available-for-sale securities	503	1,052	486
Sale of auction rate securities	—	85	175
Return of (deposits for) security deposits	1	1	(10)

Net cash used in investing activities	(502)	(696)	(457)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	10	9	120
Issuance of long-term debt	245	116	446
Short-term borrowings	128	—	10
Borrowings collateralized by ARS	—	20	3
Construction obligation	6	15	49
Repayment of:
Long-term debt and capital lease obligations	(238)	(333)	(180)
Short-term borrowings	(40)	—	(20)
Borrowings collateralized by ARS	—	(76)	(110)
Construction obligation	(10)	(5)	—
Other, net	(5)	(4)	(12)

Net cash provided by (used in) financing activities	96	(258)	306

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	208	(431)	335
Cash and cash equivalents at beginning of period	465	896	561

Cash and cash equivalents at end of period	$673	$465	$896

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2008	289	$3	17	$—	1,290	$61	$(84)	$1,270
Net income	—	—	—	—	—	61	—	61
Changes in comprehensive income (Note 15)	—	—	—	—	—	—	85	85

Total comprehensive income								146
Vesting of restricted stock units	1	—	—	(2)	—	—	—	(2)
Stock compensation expense	—	—	—	—	15	—	—	15
Stock issued under crewmember stock purchase plan	1	—	—	—	7	—	—	7
Proceeds from secondary offering, net of offering expenses	26	—	—	—	109	—	—	109
Other	2	—	10	—	1	—	—	1

Balance at December 31, 2009	319	3	27	(2)	1,422	122	1	1,546
Net income	—	—	—	—	—	97	—	97
Changes in comprehensive income (Note 15)	—	—	—	—	—	—	(11)	(11)

Total comprehensive income								86
Vesting of restricted stock units	1	—	1	(2)	—	—	—	(2)
Stock compensation expense	—	—	—	—	15	—	—	15
Stock issued under crewmember stock purchase plan	1	—	—	—	7	—	—	7
Other	1	—	—	—	2	—	—	2

Balance at December 31, 2010	322	3	28	(4)	1,446	219	(10)	1,654
Net income	—	—	—	—	—	86	—	86
Changes in comprehensive income (Note 15)	—	—	—	—	—	—	(5)	(5)

Total comprehensive income								81
Vesting of restricted stock units	2	—	1	(4)	—	—	—	(4)
Stock compensation expense	—	—	—	—	15	—	—	15
Stock issued under crewmember stock purchase plan	2	—	—	—	8	—	—	8
Shares returned pursuant to 2008 share lending	—	—	16	—	—	—	—	—
Other	1	—	—	—	3	—	—	3

Balance at December 31, 2011	327	$3	45	$(8)	$1,472	$305	$(15)	$1,757

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

JetBlue Airways Corporation is an innovative passenger airline that provides award-winning customer service at competitive fares primarily on point-to-point routes. We offer our customers a high quality product with young, fuel-efficient aircraft, leather seats, free in-flight entertainment at every seat, pre-assigned seating and reliable performance. We commenced service in February 2000 and established our primary base of operations at New York’s John F. Kennedy International Airport, or JFK, where we now have more enplanements than any other airline. As of December 31, 2011, we served 70 destinations in 22 states, Puerto Rico, Mexico, and 12 countries in the Caribbean and Latin America. Our wholly owned subsidiary, LiveTV, LLC, or LiveTV, provides in-flight entertainment systems for commercial aircraft, including live in-seat satellite television, digital satellite radio, wireless aircraft data link service and cabin surveillance systems.

Note 1—Summary of Significant Accounting Policies

Basis of Presentation:    Our consolidated financial statements include the accounts of JetBlue Airways Corporation, or JetBlue, and our subsidiaries, collectively “we” or the “Company”, with all intercompany transactions and balances having been eliminated. Air transportation services accounted for substantially all the Company’s operations in 2011, 2010 and 2009. Accordingly, segment information is not provided for LiveTV. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Investment Securities:     Investment securities consist of available-for-sale investment securities and held-to-maturity investment securities. When sold, we use a specific identification method to determine the cost of the securities.

Available-for-sale investment securities:    Our available-for-sale investment securities include (a) highly liquid investments, such as certificates of deposits, with maturities greater than three months when purchased, stated at fair value; (b) variable rate demand notes with stated maturities generally greater than ten years with interest reset dates often every 30 days or less, stated at fair value; and (c) commercial paper with maturities between three and twelve months, stated at fair value.

Held-to-maturity investment securities:    Our held-to-maturity investments consist of investment-grade interest bearing instruments, primarily corporate bonds, stated at amortized cost, which we do not intend to sell. Those with original maturities less than twelve months are included in short-term investments on our consolidated balance sheets, and those with original maturities in excess of twelve months but less than two years are included in long-term investments on our consolidated balance sheets. We did not record any significant gains or losses on these securities during the twelve months ended December 31, 2011, 2010, or 2009. The estimated fair value of these investments approximated their carrying value as of December 31, 2011 and 2010.

The carrying values of investment securities consisted of the following at December 31, 2011 and 2010 (in millions):

	2011	2010
Available-for-sale securities
Asset-back securities	$—	$10
Time deposits	70	19
Commercial paper	183	125

	253	154
Held-to-maturity securities
Corporate bonds	313	418
Municipal bonds	—	16
Government bonds	25	40

	338	474

Total	$591	$628

Derivative Instruments:     Derivative instruments, including fuel hedge contracts and interest rate swap agreements, are stated at fair value, net of any collateral postings. Derivative instruments are included in other current assets and other current liabilities on our consolidated balance sheets.

Inventories:    Inventories consist of expendable aircraft spare parts and supplies, which are stated at average cost, and aircraft fuel, which is accounted for on a first-in, first-out basis. These items are expensed when used or consumed. An allowance for obsolescence on aircraft spare parts is provided over the remaining useful life of the related aircraft fleet.

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

Estimated useful lives and residual values for our property and equipment are as follows:

	Estimated Useful Life	Residual Value
Aircraft	25 years	20%
In-flight entertainment systems	5 years	0%
Aircraft parts	Fleet life	10%
Flight equipment leasehold improvements	Lower of lease term or economic life	0%
Ground property and equipment	3-10 years	0%
Leasehold improvements—other	Lower of lease term or economic life	0%
Buildings on leased land	Lease term	0%

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

Software:    We capitalize certain costs related to the acquisition and development of computer software. We amortize these costs using the straight-line method over the estimated useful life of the software, which is generally between five and ten years. The net book value of computer software, which is included in other assets on our consolidated balance sheets, was $50 million and $46 million at December 31, 2011 and 2010, respectively. Amortization expense related to computer software was $10 million, $13 million and $14 million for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization expense related to computer software capitalized as of December 31, 2011 is expected to be approximately $10 million in 2012, $9 million in 2013, $8 million in 2014, $6 million in 2015, and $4 million in 2016.

Intangible Assets:    Intangible assets consist of acquired take-off and landing slots at certain domestic airports. We record these assets at cost and amortize them on a straight-line basis over their expected useful lives, up to 15 years. In 2011, we acquired eight take-off and landing slots at each of New York’s LaGuardia Airport and Washington D.C.’s Ronald Reagan National Airport for approximately $72 million, of which $40 million was paid as of December 31, 2011. As of December 31, 2011, the cost and accumulated amortization of intangible assets recorded was $76 and $2 million, respectively, and are included in other long term assets on our consolidated balance sheet. Amortization expense related to these intangible assets is expected to be approximately $4 million in 2012 and $5 million per year in each of 2013 through 2016. We periodically evaluate these intangible assets for impairment; however we have not recorded any impairment losses to date through December 31, 2011.

Intangible assets also include an indefinite lived asset related to an air-to-ground spectrum license acquired by LiveTV in 2006 at a public auction from the Federal Communications Commission for approximately $7 million. In September 2010, we determined this spectrum license had been impaired as further discussed in Note 14, which resulted in a loss of approximately $5 million being recorded in other operating expenses during 2010. There was no further impairment in 2011, leaving approximately $2 million remaining in other long term assets related to this license as of December 31, 2011.

Passenger Revenues:    Passenger revenue is recognized net of the taxes that we are required to collect from our customers, including federal transportation taxes, security taxes and airport facility charges, when the transportation is provided or after the ticket or customer credit (issued upon payment of a change fee) expires. Tickets sold but not yet recognized as revenue and unexpired credits are included in air traffic liability.

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

TrueBlue points sold to participating companies which are not redeemed are recognized as revenue when they expire. We recorded $3 million, $13 million and $15 million in revenue related to point expirations in 2011, 2010 and 2009, respectively.

Our original co-branded credit card agreement, under which we sell TrueBlue points as described above, provided for a minimum cash payment guarantee, which was paid to us throughout the life of the agreement if specified point sales and other ancillary activity payments were not achieved, and was subject to refund in the event that cash payments exceeded future minimums through April 2011. We recognized approximately $10 million, $5 million and $5 million of other revenue during 2011, 2010 and 2009, respectively, related to this guarantee.

Upon launch of the new TrueBlue program in November 2009, we extended our co-branded credit card and membership rewards participation agreements. In connection with these extensions, we received a one-time payment of $37 million, which we deferred and are recognizing as other revenue over the term of the agreement through 2015. We have recognized approximately $9 million of revenue related to this one-time payment as of December 31, 2011.

LiveTV Revenues and Expenses:    We account for LiveTV’s revenues and expenses related to the sale of hardware, maintenance of hardware, and programming services provided as a single unit in accordance with the Revenue Recognition-Multiple-Element Arrangements topic of the Codification because we lack objective and reliable evidence of fair value of the undelivered items. Revenues and expenses related to these components are recognized ratably over the service periods, which extend through 2021 as of December 31, 2011. Customer advances to be applied in the next 12 months are included in other current liabilities on our consolidated balance sheets and those beyond 12 months are included in other liabilities on our consolidated balance sheets.

Airframe and Engine Maintenance and Repair:    Regular airframe maintenance for owned and leased flight equipment is charged to expense as incurred unless covered by a third-party services contract. We have separate service agreements covering certain of our scheduled and unscheduled repair of airframe line replacement unit components and the engines on our Airbus A320 aircraft. These agreements, which range from ten to 15 years, require monthly payments at rates based either on the number of cycles each aircraft was operated during each month or the number of flight hours each engine was operated during each month, subject to annual escalations. These power by the hour contracts transfer certain risks to the third-party service providers and fix the amounts we pay per flight hour or number of cycles in exchange for maintenance and repairs under a predefined maintenance program, which are representative of the time and materials that would be consumed. These payments are expensed as the related flight hours or cycles are incurred.

Advertising Costs:    Advertising costs, which are included in sales and marketing, are expensed as incurred. Advertising expense in 2011, 2010 and 2009 was $57 million, $55 million and $53 million, respectively.

Share-Based Compensation:    We record compensation expense in the financial statements for share-based awards based on the grant date fair value of those awards. Share-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term.

Under the Compensation-Stock Compensation topic of the Codification, the benefits associated with tax deductions in excess of recognized compensation cost are required to be reported as a financing cash flow. We recorded an insignificant amount in excess tax benefits generated from option exercises in each of 2011, 2010 and 2009.

Our policy is to issue new shares for purchases under all of our stock based plans, including our Crewmember Stock Purchase Plan, or CSPP, and 2011 Crewmember Stock Purchase Plan and issuances under our Amended and Restated 2002 Stock Incentive Plan, or 2002 Plan and our 2011 Incentive Compensation Plan, or 2011 Plan.

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

New Accounting Standards:    Our financial statements are prepared in accordance with the Codification which was established in 2009 and superseded all then existing accounting standard documents and has become the single source of authoritative non-governmental U.S. GAAP. New accounting rules and disclosure requirements can impact our financial results and the comparability of our financial statements. Authoritative literature that has recently been issued which we believe will impact our consolidated financial statements is described below. There are also several new proposals under development, including proposals related to leases, revenue recognition and financial instruments, if and when enacted, may have a significant impact on our financial statements.

In December 2011, the FASB issued Accounting Standards Update 2011-11, or ASU 2011-11, amending the Balance Sheet topic of the Codification. This update enhances the disclosure requirements regarding offsetting assets and liabilities. ASU 2011-11 requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. These amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013 and should be applied retrospectively. We will evaluate any instruments and transactions, including derivative instruments, which are eligible for offset but we do not expect that the adoption of this standard will have a material impact on our statement of financial condition.

In June 2011, the FASB issued Accounting Standards Update 2011-05, or ASU 2011-05, amending the Comprehensive Income topic of the Codification. This update changes the requirements for the presentation of other comprehensive income, eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other things. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. These amendments are effective for fiscal years and interim periods beginning after December 15, 2011 and should be applied retrospectively. Since the update only requires a change in presentation, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

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

On January 1, 2011, the September 2009 Emerging Issues Task Force updates to the Revenue Recognition topic of the Codification rules became effective, which changed the accounting for certain revenue arrangements. The new requirements change the allocation methods used in determining how to account for multiple element arrangements and may result in accounting for more deliverables and potentially change the amount of revenue deferrals. Additionally, this new accounting treatment requires enhanced disclosures in financial statements. This new accounting treatment will impact any new contracts entered into by LiveTV, as well as any TrueBlue loyalty program or commercial partnership arrangements we may enter into or materially modify. Since adoption of this new accounting treatment, we have not entered into any material new or modified contracts.

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

Note 2—Long-term Debt, Short-term Borrowings and Capital Lease Obligations

Long-term debt and capital lease obligations and the related weighted average interest rate at December 31, 2011 and 2010 consisted of the following (in millions):

	2011		2010
Secured Debt
Floating rate equipment notes, due through 2025 (1)	$743	2.8%	$696	2.5%
Floating rate enhanced equipment notes (2) (3)
Class G-1, due 2013, 2014 and 2016	202	3.1%	234	2.9%
Class G-2, due 2014 and 2016	373	2.5%	373	1.9%
Class B-1, due 2014	49	6.1%	49	5.4%
Fixed rate equipment notes, due through 2026	1,192	6.3%	1,144	6.3%
Fixed rate special facility bonds, due through 2036 (4)	83	6.0%	84	6.0%

Unsecured Debt
6.75% convertible debentures due in 2039 (5)	162		201
5.5% convertible debentures due in 2038 (6)	123		123

Capital Leases (7)	121	3.9%	129	3.8%

Total debt and capital lease obligations	3,048		3,033
Less: current maturities	(198)		(183)

Long-term debt and capital lease obligations	$2,850		$2,850

(1)	Interest rates adjust quarterly or semi-annually based on the London Interbank Offered Rate, or LIBOR, plus a margin.

(2)	In November 2006, we completed a public offering of $124 million of pass-through certificates to finance certain of our owned aircraft spare parts. Separate trusts were established for each class of these certificates. In November 2011, we redeemed $3 million of class G-1 certificates. The remaining principal amount of the Class G-1 and Class B-1 certificates is scheduled to be paid in a lump sum on the applicable maturity date. In April 2009, we entered into interest rate swap agreements that have effectively fixed the interest rate increases for the remaining term of half of the Class G-1 certificates and all of the Class B-1 certificates for the November 2006 offering. The swapped portion of the Class G-1 and Class B-1 certificates had a balance of $37 million and $49 million, respectively, at December 31, 2011, and the effective interest rates included in the above table. The interest rate for the remaining $34 million of the Class G-1 certificates is based on three month LIBOR plus a margin. Interest is payable quarterly.

(3)	In November 2004 and March 2004, we completed public offerings of $498 million and $431 million, respectively, of pass-through certificates to finance the purchase of 28 new Airbus A320 aircraft delivered through 2005. Separate trusts were established for each class of these certificates. Quarterly principal payments are required on the Class G-1 certificates. The entire principal amount of the Class G-2 certificates is scheduled to be paid in a lump sum on the applicable maturity dates. In June and November 2008, we fully repaid the principal balances of the Class C certificates. In February 2008, we entered into interest rate swap agreements that have effectively fixed the interest rate for the remaining term of the Class G-1 certificates for the November 2004 offering. These certificates had a balance of $91 million at December 31, 2011 and an effective interest rate of 4.5%. In February 2009, we entered into interest rate swap agreements that have effectively fixed the interest rate for the remaining term of the Class G-2 certificates for the November 2004 offering. These certificates had a balance of $185 million at December 31, 2011 and the effective interest rate is included in the above table. The interest rate for all other certificates is based on three month LIBOR plus a margin. Interest is payable quarterly.

(4)	In December 2006, the New York City Industrial Development Agency issued special facility revenue bonds for JFK and, in November 2005, the Greater Orlando Aviation Authority issued special purpose airport facilities revenue bonds, in each case for reimbursement to us for certain airport facility construction and other costs. We have recorded the principal amount of these bonds, net of discounts, as long-term debt on our consolidated balance sheets because we have issued a guarantee of the debt payments on the bonds. This fixed rate debt is secured by leasehold mortgages of our airport facilities.

(5)	On June 9, 2009, we completed a public offering of $115 million aggregate principal amount of 6.75% Series A convertible debentures due 2039, or the Series A 6.75% Debentures, and $86 million aggregate principal amount of 6.75% Series B convertible debentures due 2039, or the Series B 6.75% Debentures, and collectively with the Series A 6.75% Debentures, the 6.75% Debentures. The 6.75% Debentures are general obligations and rank equal in right of payment with all of our existing and future senior unsecured debt, effectively junior in right of payment to our existing and future secured debt, including our secured equipment debentures, to the extent of the value of the assets securing such debt, and senior in right of payment to any subordinated debt. In addition, the 6.75% Debentures are structurally subordinated to all existing and future liabilities of our subsidiaries. The net proceeds were approximately $197 million after deducting underwriting fees and other transaction related expenses. Interest on the 6.75% Debentures is payable semi-annually on April 15 and October 15. The first interest payment on the 6.75% Debentures was paid October 15, 2009.

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

During 2011, we repurchased a total of $39 million principal amount of our Series A 6.75% Debentures for approximately $45 million. We recognized a loss of approximately $6 million on these transactions, which is included in interest income and other on our consolidated statements of operation during 2011.

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

(6)	On June 4, 2008, we completed a public offering of $100.6 million aggregate principal amount of 5.5% Series A convertible debentures due 2038, or the Series A 5.5% Debentures, and $100.6 million aggregate principal amount of 5.5% Series B convertible debentures due 2038, or the Series B 5.5% Debentures, and collectively with the Series A 5.5% Debentures, the 5.5% Debentures. The 5.5% Debentures are general senior obligations and were originally secured in part by an escrow account for each series. We deposited approximately $32 million of the net proceeds from the offering, representing the first six scheduled semi-annual interest payments on the 5.5% Debentures, into escrow accounts for the exclusive benefit of the holders of each series of the 5.5% Debentures. As of December 31, 2011, all funds originally deposited in the escrow account had been used. The total net proceeds of the offering were approximately $165 million, after deducting underwriting fees and other transaction related expenses as well as the $32 million escrow deposit. Interest on the 5.5% Debentures is payable semi-annually on April 15 and October 15.

Holders of the Series A 5.5% Debentures may convert them into shares of our common stock at any time at a conversion rate of 220.6288 shares per $1,000 principal amount of Series A 5.5% Debenture. Holders of the Series B 5.5% Debentures may convert them into shares of our common stock at any time at a conversion rate of 225.2252 shares per $1,000 principal amount of Series B 5.5% Debenture. The conversion rates are subject to adjustment should we declare common stock dividends or effect any common stock splits or similar transactions. If the holders convert the 5.5% Debentures in connection with any fundamental corporate change that occurs prior to October 15, 2013 for the Series A 5.5% Debentures or October 15, 2015 for the Series B 5.5% Debentures, the applicable conversion rate may be increased depending upon our then current common stock price. The maximum number of shares of common stock into which all of the 5.5% Debentures are convertible, including pursuant to this make-whole fundamental change provision, is 54.4 million shares. Holders who converted their 5.5% Debentures prior to April 15, 2011 received, in addition to the number of shares of our common stock calculated at the applicable conversion rate, a cash payment from the escrow account for the 5.5% Debentures of the series converted equal to the sum of the remaining interest payments that would have been due on or before April 15, 2011 in respect of the converted 5.5% Debentures.

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

Our share lending agreement requires that the shares borrowed be returned upon the maturity of the related debt, October 2038, or earlier, if the debentures are no longer outstanding. We determined the fair value of the share lending arrangement was approximately $5 million at the date of the issuance based on the value of the estimated fees the shares loaned would have generated over the term of the share lending arrangement. The $5 million fair value was recognized as a debt issuance cost and is being amortized to interest expense through the earliest put date of the related debt, October 2013 and October 2015 for Series A and Series B, respectively. As of December 31, 2011, approximately $1 million of net debt issuance costs remain outstanding related to the share lending arrangement and will continue to be amortized through the earliest put date of the related debt.

During 2008, approximately $76 million principal amount of the 5.5% Debentures were voluntarily converted by holders. As a result, we issued 16.9 million shares of our common stock. Cash payments from the escrow accounts related to these conversions were $11 million and borrowed shares equivalent to the number of shares of our common stock issued upon these conversions were returned to us pursuant to the share lending agreement described above. During 2009, approximately $3 million principal amount of the 5.5% Debentures were voluntarily converted by holders into approximately 0.6 million shares of our common stock. The borrower returned 10.0 million shares to us in September 2009, almost all of which were voluntarily returned shares in excess of converted shares, pursuant to the share lending agreement. In October 2011, approximately 16.6 million shares were voluntarily returned to us by the borrower, leaving 1.4 million shares outstanding under the share lending arrangement. The fair value of similar common shares not subject to our share lending arrangement, based upon our closing stock price, was approximately $7 million. At December 31, 2011, the remaining principal balance was $123 million, which is currently convertible into 27.4 million shares of our common stock.

(7)	At December 31, 2011 and 2010, four capital leased Airbus A320 aircraft were included in property and equipment at a cost of $152 million with accumulated amortization of $23 million and $18 million, respectively. The future minimum lease payments under these non-cancelable leases are $14 million in each of 2012 through 2016 and $96 million in the years thereafter. Included in the future minimum lease payments is $46 million representing interest, resulting in a present value of capital leases of $121 million with a current portion of $7 million and a long-term portion of $114 million.

Maturities of long-term debt and capital leases, including the assumption that our convertible debt will be redeemed upon the first put date, for the next five years are as follows (in millions):

2012	$198
2013	397
2014	576
2015	262
2016	460

We are subject to certain collateral ratio requirements in our spare parts pass-through certificates and spare engine financing issued in November 2006 and December 2007, respectively. If we fail to maintain these collateral ratios, we are required to provide additional collateral or redeem some or all of the equipment notes so that the ratios return to compliance. As a result of reduced third party valuation of these parts, we pledged as collateral a previously unencumbered spare engine with a carrying market value of approximately $7 million during the second quarter of 2011. In order to maintain the ratios, we elected to redeem $3 million of the equipment notes in November 2011.

Aircraft, engines, and other equipment and facilities having a net book value of $3.71 billion at December 31, 2011 were pledged as security under various loan agreements. Cash payments for interest related to debt and capital lease obligations, net of capitalized interest, aggregated $136 million, $138 million and $143 million in 2011, 2010 and 2009, respectively.

The carrying amounts and estimated fair values of our long-term debt at December 31, 2011 and 2010 were as follows (in millions):

	December 31, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Public Debt
Floating rate enhanced equipment notes
Class G-1, due 2013, 2014, and 2016	$202	$185	$234	$210
Class G-2, due 2014 and 2016	373	316	373	312
Class B-1, due 2014	49	47	49	46
Fixed rate special facility bonds, due through 2036	83	76	84	75
6.75% convertible debentures due in 2039	162	214	201	293
5.5% convertible debentures due in 2038	123	162	123	194

Non-Public Debt
Floating rate equipment notes, due through 2025	743	712	696	654
Fixed rate equipment notes, due through 2026	1,192	1,293	1,144	1,132

Total	$2,927	$3,005	$2,904	$2,916

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

Short-term Borrowings

In September 2011, we entered into a corporate purchasing line with American Express, which allows us to borrow up to a maximum of $125 million. Borrowings cannot exceed $30 million per week and may only be used for the purchase of jet fuel. Borrowings on this corporate purchasing line are subject to our compliance with the terms and conditions of the credit agreement, including certain financial covenants which include a requirement to maintain certain cash and short term investment levels and a minimum earnings before income taxes, interest, depreciation and amortization, or EBITDA margin, as well as customary events of default. Borrowings, which are to be paid monthly, are subject to a 6.9% annual interest rate but could be higher if borrowing activity does not reach certain levels. This borrowing facility will terminate no later than December 31, 2014. As of December 31, 2011, there was $88 million outstanding under this revolving credit facility which is included in short-term borrowings on our consolidated balance sheet. During January 2012, we made payments of $44 million against the facility.

Note 3—Operating Leases

We lease aircraft, as well as airport terminal space, other airport facilities, office space and other equipment, under leases which expire in various years through 2035. Total rental expense for all operating leases in 2011, 2010 and 2009 was $269 million, $245 million and $236 million, respectively. We have $33 million in assets that serve as collateral for letters of credit related to certain of our leases, which are included in restricted cash.

During 2011, we extended the leases on four Airbus A320 aircraft; leases which were previously set to expire in 2012. These extensions resulted in an additional $19 million of lease commitments through 2015. Also, in 2011, we returned one EMBRAER E190 aircraft to its lessor, upon expiration of the lease term.

During 2010, we leased six used Airbus A320 aircraft from a third party, each with a separate six year operating lease term.

At December 31, 2011, 60 of the 169 aircraft we operated were leased under operating leases, with lease expiration dates ranging from 2013 to 2026. As of December 31, 2011, three of our Airbus A320 aircraft leases were scheduled to expire within 18 months. Five of the 60 aircraft operating leases have variable rate rent payments based on LIBOR. Leases for 53 of our aircraft can generally be renewed at rates based on fair market value at the end of the lease term for one or two years. We have purchase options in 45 of our aircraft leases at the end of the lease term at fair market value and a one-time option during the term at fixed amounts that were expected to approximate fair market value at lease inception.

In 2010, we executed a supplement to our Terminal 5 lease with the Port Authority of New York and New Jersey, or PANYNJ. Under this supplement, we will lease the 19.35 acre portion of JFK known as Terminal 6, which is adjacent to our current facility at Terminal 5. We were responsible for the demolishing, and related activities, of the Terminal 6 passenger terminal buildings, the costs of which will be reimbursed by the PANYNJ. We intend to use this property primarily for maintaining, deicing, and parking aircraft during the five year term. The lease supplement also contains an option to extend our current Terminal 5 structure onto this property.

In March 2010, we announced we will be combining our Darien, CT and Forest Hills, NY corporate offices and relocating to a new corporate headquarters in Long Island City, NY. In September 2010, we executed a lease for our new corporate headquarters in Long Island City for a 12 year term.

Future minimum lease payments under noncancelable operating leases, including those described above, with initial or remaining terms in excess of one year at December 31, 2011, are as follows (in millions):

	Aircraft	Other	Total
2012	$147	$58	$205
2013	127	49	176
2014	132	39	171
2015	138	34	172
2016	77	30	107
Thereafter	396	351	747

Total minimum operating lease payments	$1,017	$561	$1,578

We have entered into sale-leaseback arrangements with a third party lender for 45 of our operating aircraft. The sale-leasebacks occurred simultaneously with the delivery of the related aircraft to us from their manufacturers. Each sale-leaseback transaction was structured with a separate trust set up by the third party lender, the assets of which consist of the one aircraft initially transferred to it following the sale by us and the subsequent lease arrangement with us. Because of their limited capitalization and the potential need for additional financial support, these trusts are variable interest entities as defined in the Consolidations topic of the Codification and must be considered for consolidation in our financial statements. Our assessment of each trust considers both quantitative and qualitative factors, including whether we have the power to direct the activities and to what extent we participate in the sharing of benefits and losses of the trusts. JetBlue does not retain any equity interests in any of these trusts and our obligations to them are limited to the fixed rental payments we are required to make to them, which were approximately $901 million as of December 31, 2011 and are reflected in the future minimum lease payments in the table above. Our only interest in these entities are the purchase options to acquire the aircraft as specified above. Since there are no other arrangements (either implicit or explicit) between us and the individual trusts that would result in our absorbing additional variability from the trusts, we concluded that we are not the primary beneficiary of these trusts. We account for these leases as operating leases, following the appropriate lease guidance as required by the Leases topic in the Codification.

Operating Leases as Lessor:    In 2008, we leased two of our owned EMBRAER 190 aircraft, each with a lease term of 12 years. The net book value of these two aircraft was approximately $46 million and $48 million as of December 31, 2011 and 2010, respectively, and is included in other assets on our consolidated balance sheet. Under the terms of these leases, we recorded approximately $6 million, in rental income during each of 2011, 2010 and 2009. Future lease payments due to us under these leases are approximately $6 million per year through 2020.

Note 4—JFK Terminal 5

In 2008, we began operating out of our new Terminal 5 at JFK, or Terminal 5. The construction and operation of this facility is governed by various lease agreements with the PANYNJ. Under the terms of the facility lease agreement, we were responsible for the construction of a 635,000 square foot 26-gate terminal, a parking garage, roadways and an AirTrain Connector, all of which are owned by the PANYNJ and which are collectively referred to as the Project. We are responsible for various payments under the lease, including ground rents for the new terminal site which began on lease execution in 2005 and are reflected in the future minimum lease payments table in Note 3, and facility rents which commenced in 2008 when we took beneficial occupancy of Terminal 5, and are included below. The facility rents are based on the number of passengers enplaned out of the terminal, subject to annual minimums. The lease terms end in 2038 and we have a one-time early termination option in 2033.

We were considered the owner of the Project for financial reporting purposes only and have been required to reflect an asset and liability for the Project on our consolidated balance sheets since construction commenced in 2005. Since certain elements of the Project, including the parking garage and AirTrain Connector, are not subject to the underlying ground lease, following their delivery to and acceptance by the PANYNJ in October 2008, we removed them from our consolidated balance sheets. Our continuing involvement in the remainder of the Project precludes us from sale and leaseback accounting; therefore the cost of these elements of the Project and the related liability will remain on our consolidated balance sheets and be accounted for as a financing.

Through December 31, 2011, total costs incurred for the elements of the Project which are subject to the underlying ground lease were $637 million, $561 million of which is reflected as Assets Constructed for Others and $76 million of which are leasehold improvements included in ground property and equipment in our consolidated balance sheets. These amounts reflect a non-cash $133 million reduction in 2008 for costs incurred for the elements that were not subject to the underlying ground lease. Assets Constructed for Others are being amortized over the shorter of the 25 year non-cancelable lease term or their economic life. We recorded $22 million in amortization expense in each of 2011 and 2010, and $21 million in 2009.

The PANYNJ has reimbursed us for the amounts currently included in Assets Constructed for Others, exclusive of capitalized interest of $68 million. These reimbursements and the capitalized interest are reflected as Construction Obligation in our consolidated balance sheets. As facility rents are paid, they are treated as debt service on the Construction Obligation, with the portion not relating to interest reducing the principal balance. Minimum estimated facility payments, including escalations, associated with the facility lease are estimated to be $39 million in 2012, $40 million in each of 2013 through 2016 and $697 million thereafter. The portion of these scheduled payments serving to reduce the principal balance of the Construction Obligation is $12 million in 2012, $13 million in 2013, $14 million in 2014, and $15 million in each of 2015 and 2016. Payments could exceed these amounts depending on future enplanement levels at JFK. Scheduled facility payments representative of interest totaled $28 million, $27 million and $32 million in 2011, 2010 and 2009, respectively.

We have subleased a portion of Terminal 5, primarily space for concessionaires. Minimum lease payments due to us are subject to various escalation amounts through 2019 and also include a percentage of gross receipts, which may vary from month to month. Future minimum lease payments due to us during each of the next five years are estimated to be $11 million per year in each of 2012 through 2014, $12 million in 2015, and $11 million in 2016.

Note 5—Stockholders’ Equity

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

As of December 31, 2011, we had a total of 191.6 million shares of our common stock reserved for issuance related to our 2011 Plan, our 2002 Plan, our 2011 CSPP, our original CSPP our convertible debt, and our share lending facility. As of December 31, 2011, we had a total of 44.8 million shares of treasury stock, almost all of which resulted from the return of borrowed shares under our share lending agreement. Refer to Note 2 for further details on the share lending agreement and Note 7 for further details on our share-based compensation.

Note 6—Earnings Per Share

The following table shows how we computed basic and diluted earnings per common share for the years ended December 31 (dollars in millions; share data in thousands):

	2011	2010	2009
Numerator:
Net income	$86	$97	$61
Effect of dilutive securities:
Interest on convertible debt, net of income taxes and discretionary profit sharing	12	11	9

Net income applicable to common stockholders after assumed conversion for diluted earnings per share	$98	$108	$70

Denominator:
Weighted-average shares outstanding for basic earnings per share	278,689	275,364	260,486
Effect of dilutive securities:
Employee stock options	1,660	2,611	2,972
Convertible debt	66,118	68,605	68,605

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	346,467	346,580	332,063

Shares excluded from EPS calculation (in millions):
Shares issuable upon conversion of our convertible debt since assumed conversion would be antidilutive	—	—	9.2
Shares issuable upon exercise of outstanding stock options since assumed exercise would be antidilutive	22.3	24.0	23.9

As of December 31, 2011, a total of approximately 1.4 million shares of our common stock, which were lent to our share borrower pursuant to the terms of our share lending agreement as described in Note 2, were issued and outstanding for corporate law purposes. Holders of the borrowed shares have all the rights of a holder of our common stock. However, because the share borrower must return all borrowed shares to us (or identical shares or, in certain circumstances of default by the counterparty, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings per share.

Note 7—Share-Based Compensation

2011 Incentive Compensation Plan:    At our Annual Shareholders Meeting held on May 26, 2011, our shareholders approved the new 2011 Plan, which replaced the 2002 Plan, which was set to expire at the end of 2011. Upon inception, the 2011 Plan had 15.0 million shares of our common stock reserved for issuance. The 2011 Plan, by its terms, will terminate no later than May 2021. Since adoption of the 2011 Plan, we have only granted an insignificant amount of restricted stock units.

Crewmember Stock Purchase Plan:    In May 2011, our shareholders also approved the new 2011 Crewmember Stock Purchase Plan, or the 2011 CSPP, to replace the original Crewmember Stock Purchase Plan, which was set to expire in April 2012. The 2011 CSPP has 8.0 million shares of our common stock reserved for issuance. The 2011 CSPP, by its terms, will terminate no later than the last business day of April 2021. The other terms of the 2011 CSPP are substantially similar to those of the original CSPP. As of December 31, 2011, there have been no issuances under the 2011 CSPP.

Fair Value Assumptions:    We used a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards in accordance with the Compensation-Stock Compensation topic of the Codification, for stock options under our 2002 Plan. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. We reviewed our historical pattern of option exercises under our 2002 Plan, and determined that meaningful differences in option exercise activity existed among employee job categories. Therefore, for all stock options granted after January 1, 2006, we have categorized these awards into three groups of employees for valuation purposes.

We estimated the expected term of options granted using an implied life derived from the results of a lattice model, which incorporates our historical exercise and post-vesting employment termination patterns, which we believe are representative of future behavior. The expected term for our restricted stock units is based on the associated service period.

We estimated the expected volatility of our common stock at the grant date using a blend of 75% historical volatility of our common stock and 25% implied volatility of two-year publicly traded options on our common stock as of the option grant date. Our decision to use a blend of historical and implied volatility was based upon the volume of actively traded options on our common stock and our belief that historical volatility alone may not be completely representative of future stock price trends.

Our risk-free interest rate assumption was determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Therefore, we assumed an expected dividend yield of zero.

Additionally, the Compensation-Stock Compensation topic of the Codification requires us to estimate pre-vesting forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We record stock-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical pre-vesting forfeiture data.

We have not granted any stock options since 2008.

Unrecognized stock-based compensation expense was approximately $15 million as of December 31, 2011, relating to a total of 4.2 million unvested restricted stock units and 0.3 million unvested stock options under our 2002 Plan and 2011 Plan. We expect to recognize this stock-based compensation expense over a weighted average period of approximately two years. The total fair value of stock options vested during the year was approximately $5 million in 2011 and $9 million in each of the years ended December 31, 2010 and 2009.

Amended and Restated 2002 Stock Incentive Plan:    The 2002 Plan, which included stock options issued during 1999 through 2001 under a previous plan as well as all options issued since, provides for incentive and non-qualified stock options and restricted stock units to be granted to certain employees and members of our Board of Directors, as well as deferred stock units to be granted to members of our Board of Directors. The 2002 Plan became effective following our initial public offering in April 2002.

Beginning in 2007, we began issuing restricted stock units under the 2002 Plan. These awards vest in annual installments over three years or could be accelerated upon the occurrence of a change in control as defined in the 2002 Plan. Our policy is to grant restricted stock units based on the market price of the underlying common stock on the date of grant.

The following is a summary of restricted stock unit activity under the 2002 Plan for the year ended December 31:

	2011		2010		2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	3,681,013	$5.18	3,310,374	$5.13	1,735,671	$6.22
Granted	2,677,809	6.01	2,086,973	5.36	2,294,240	4.61
Vested	(1,731,145)	5.26	(1,262,459)	5.32	(595,105)	6.28
Forfeited	(534,193)	5.53	(453,875)	5.21	(124,432)	5.36

Nonvested at end of year	4,093,484	$5.64	3,681,013	$5.18	3,310,374	$5.13

The total intrinsic value, determined as of the date of vesting, of restricted stock units vested and converted to shares of common stock during the twelve months ended December 31, 2011 and 2010 was $10 million and $7 million, respectively.

We began issuing deferred stock units in 2008 under the 2002 Plan to members of our Board of Directors. Prior to 2011, these awards vested immediately upon being granted. Beginning in 2011, the vesting period was changed to either one or three years of service. Once vested, shares are issued six months and one day following the Director’s departure from the Board. During the year ended December 31, 2011, we granted an insignificant amount of deferred stock units, all of which remain outstanding at December 31, 2011.

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

The following is a summary of stock option activity for the years ended December 31:

	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	23,600,494	$13.42	25,592,883	$12.88	27,242,115	$12.47
Granted	—	—	—	—	—	—
Exercised	(934,993)	2.09	(1,158,187)	1.61	(960,626)	0.78
Forfeited	(23,700)	8.92	(27,605)	11.32	(93,062)	11.00
Expired	(834,631)	13.33	(806,597)	13.40	(595,544)	13.99

Outstanding at end of year	21,807,170	13.91	23,600,494	13.42	25,592,883	12.88

Vested at end of year	21,550,526	13.94	22,504,450	13.47	23,101,559	12.86
Available for future grants	50,494,384		39,997,981		29,189,222

The following is a summary of outstanding stock options at December 31, 2011:

	Options Outstanding				Options Vested and Exercisable
Range of exercise prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (millions)	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (millions)
$4.00 to $4.00	486,803	0.1	$4.00	$1	486,803	0.1	$4.00	$1
$7.03 to $29.71	21,320,367	2.6	14.14	—	21,063,723	2.6	14.17	—

	21,807,170			$1	21,550,526		13.94	$1

The total intrinsic value, determined as of the date of exercise, of options exercised during the twelve months ended December 31, 2011, 2010 and 2009 was $3 million, $5 million and $4 million, respectively. We received $2 million, $2 million and $1 million in cash from option exercises for the years ended December 31, 2011, 2010 and 2009, respectively.

Under the 2002 Plan, the number of shares reserved for issuance automatically increased each January by an amount equal to 4% of the total number of shares of our common stock outstanding on the last trading day in December of the prior calendar year. This automatic reload feature was eliminated with the adoption of the new 2011 Plan.

Crewmember Stock Purchase Plan:    Our CSPP, which was available to all employees, had 5.1 million shares of our common stock initially reserved for issuance at its inception in April 2002. Through 2008, the reserve automatically increased each January by an amount equal to 3% of the total number of shares of our common stock outstanding on the last trading day in December of the prior calendar year. The CSPP was amended in 2008 to eliminate this automatic reload.

The 2011 CSPP, as did the original CSPP, has a series of successive overlapping 6-month offering periods, with a new offering period beginning on the first business day of May and November each year. Employees can only join an offering period on the start date. Employees may contribute up to 10% of their pay, through payroll deductions, toward the purchase of common stock. Purchase dates occur on the last business day of April and October each year.

CSPP participation is considered non-compensatory as the purchase price discount is only 5% based upon the stock price on the date of purchase.

Should we be acquired by merger or sale of substantially all of our assets or sale of more than 50% of our outstanding voting securities, then all outstanding purchase rights will automatically be exercised immediately prior to the effective date of the acquisition at a price equal to 95% of the fair market value per share immediately prior to the acquisition.

The following is a summary of CSPP share reserve activity for the years ended December 31:

	2011		2010		2009
	Shares	Weighted Average	Shares	Weighted Average	Shares	Weighted Average
Available for future purchases, beginning of year	20,923,959		22,169,558		23,550,382
Shares reserved for issuance	—		—		—
Common stock purchased	(1,617,602)	$4.76	(1,245,599)	$5.96	(1,380,824)	$4.82

Available for future purchases, end of year	19,306,357		20,923,959		22,169,558

The Compensation-Stock Compensation topic of the Codification requires that deferred taxes be recognized on temporary differences that arise with respect to stock-based compensation attributable to nonqualified stock options and awards. However, no tax benefit is recognized for stock-based compensation attributable to incentive stock options (ISO) or CSPP shares until there is a disqualifying disposition, if any, for income tax purposes. A portion of our stock-based compensation is attributable to ISO and CSPP shares; therefore, our effective tax rate is subject to fluctuation.

LiveTV Equity Incentive Plan.    In April 2009, our Board of Directors approved the LiveTV Equity Incentive Plan, or EIP, an equity based incentive plan for certain members of leadership at our wholly-owned subsidiary, LiveTV. Notional equity units were available under the EIP, representing up to 12% of the notional equity interest of LiveTV. Compensation cost was recorded ratably over the service period. In May 2011, we terminated the EIP. In exchange for the release of their rights under the EIP, participants were granted restricted stock units under the 2002 Plan in May 2011.

Note 8—LiveTV

Through December 31, 2011, LiveTV had installed in-flight entertainment systems for other airlines on 413 aircraft and had firm commitments for installations on 110 additional aircraft scheduled to be installed through 2014, with options for 31 additional installations through 2013. Revenues in 2011, 2010 and 2009 were $82 million, $72 million and $65 million, respectively. Deferred profit on hardware sales and advance deposits for future hardware sales are included in other accrued liabilities and other long term liabilities on our consolidated balance sheets depending on whether we expect to recognize it in the next 12 months or beyond and was a total of $54 million and $35 million at December 31, 2011 and 2010, respectively. Deferred profit to be recognized on installations completed through December 31, 2011 will be approximately $3 million per year from 2012 through 2016 and $10 million thereafter. The net book value of equipment installed for other airlines was approximately $111 million and $114 million as of December 31, 2011 and 2010, respectively, and is included in other assets on our consolidated balance sheets.

In December 2011, LiveTV terminated its contract with one of its other airline customers, which had in-flight entertainment systems installed on 140 aircraft at the time of termination, which are excluded from the totals above. In connection with the termination, the customer paid approximately $16 million, which is included in other accrued liabilities on the consolidated balance sheet as of December 31, 2011. We expect to record a gain in the first quarter of 2012 related to the termination of this contract upon fulfilling our obligation to deactivate service on the installed aircraft. As of December 31, 2011, we had approximately $8 million included in other assets on the consolidated balance sheet that will be disposed of during the first quarter of 2012.

Note 9—Income Taxes

The provision for income taxes consisted of the following for the years ended December 31 (in millions):

	2011	2010	2009
Deferred:
Federal	$51	$55	$35
State	7	7	7

Deferred income tax expense	58	62	42
Current income tax expense	1	2	1

Total income tax expense	$59	$64	$43

The effective tax rate on income before income taxes differed from the federal income tax statutory rate for the years ended December 31 for the following reasons (in millions):

	2011	2010	2009
Income tax expense at statutory rate	$51	$57	$36
Increase (decrease) resulting from:
State income tax, net of federal benefit	5	6	4
Non-deductible meals	2	2	2
Valuation allowance	—	(2)	(1)
Other, net	1	1	2

Total income tax expense	$59	$64	$43

Cash payments for income taxes were zero in 2011, $1 million in 2010 and zero in 2009.

The net deferred taxes below include a current net deferred tax asset of $99 million and a long-term net deferred tax liability of $392 million at December 31, 2011, and a current net deferred tax asset of $89 million and a long-term net deferred tax liability of $327 million at December 31, 2010.

The components of our deferred tax assets and liabilities as of December 31 are as follows (in millions):

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$175	$186
Employee benefits	37	35
Deferred revenue/gains	92	86
Derivative instruments	12	6
Capital loss carryforwards	20	20
Other	24	26
Valuation allowance	(21)	(21)

Deferred tax assets	339	338
Deferred tax liabilities:
Accelerated depreciation	(632)	(576)

Deferred tax liabilities	(632)	(576)

Net deferred tax liability	$(293)	$(238)

At December 31, 2011, we had U.S. Federal regular and alternative minimum tax net operating loss (“NOL”) carryforwards of $495 million and $460 million, respectively, which begin to expire in 2024. In addition, at December 31, 2011, we had deferred tax assets associated with state NOL and credit carryforwards of $14 million and $3 million, respectively. The state NOLs begin to expire in 2012, while the credits carry forward indefinitely. Our NOL carryforwards at December 31, 2011 include an unrecorded benefit of approximately $9 million related to stock-based compensation that will be recorded in equity when, and to the extent, realized. Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to use its NOL carryforwards if it experiences an “ownership change.” As of December 31, 2011, our valuation allowance did not include any amounts attributable to this limitation; however, if an “ownership change” were to occur in the future, the ability to use our NOLs could be limited.

In evaluating the realizability of the deferred tax assets, we assess whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. We consider, among other things, the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which the related temporary differences will become deductible. At December 31, 2011, we provided a $21 million valuation allowance to reduce the deferred tax assets to an amount that we consider is more likely than not to be realized. Our valuation allowance at December 31, 2011 includes $20 million related to a capital loss carryforward which expires in 2015 and 2016.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follow (in millions):

Unrecognized tax benefits December 31, 2008	$8
Increases for tax positions taken during the period	1

Unrecognized tax benefits December 31, 2009	9
Increases for tax positions taken during the period	2

Unrecognized tax benefits December 31, 2010	11
Increases for tax positions taken during the period	1

Unrecognized tax benefits December 31, 2011	$12

Interest and penalties accrued on unrecognized tax benefits were not significant. If recognized, $9 million of the unrecognized tax benefits at December 31, 2011 would impact our effective tax rate. We do not expect any significant change in the amount of the unrecognized tax benefits within the next twelve months. As a result of NOLs and statute of limitations in our major tax jurisdictions, years 2001 through 2010 remain subject to examination by the relevant tax authorities.

Note 10—Employee Retirement Plan

We sponsor a retirement savings 401(k) defined contribution plan, or the Plan, covering all of our employees. In 2011, we matched 100% of our employee contributions up to 5% of their compensation in cash, which vests over five years of service measured from an employee’s hire date. Participants are immediately vested in their voluntary contributions.

Another component of the Plan is a profit sharing contribution. In 2007, we amended the Plan to provide for a Company discretionary contribution of at least 5% of eligible non-management employee compensation. These contributions vest 100% after three years of service measured from an employee’s hire date. Our total contributions expensed for the Plan in 2011, 2010 and 2009 were $61 million, $55 million and $48 million, respectively. Discretionary profit sharing amounts exceeding the minimum contribution described above may be paid to employees in cash.

Note 11—Commitments

In October 2011, we executed a new purchase agreement with Airbus S.A.S., which supersedes our original purchase agreement and related amendments. In this new agreement, we substituted 30 of our then remaining A320 aircraft deliveries with A321 aircraft and placed a new order for 40 A320 new engine option, or A320neo, aircraft with delivery scheduled in 2018 through 2021.

In December 2011, we executed a memorandum of understanding with Pratt and Whitney for the engines to be used on the 40 Airbus A320neo aircraft. In addition to the required engines for the firm aircraft order, we intend to purchase six spare engines.

During 2011, we cancelled the orders for a total of 14 EMBRAER 190 aircraft previously scheduled for delivery in 2013, 2014, 2017 and 2018. We also deferred seven EMBRAER 190 aircraft previously scheduled for delivery in 2013 and 2014 to 2018. Some or all of these deferred aircraft may either be returned to their previously committed to delivery dates or cancelled and subject to cancellation fees if we elect not to further amend our purchase agreement prior to July 31, 2012 to order a new EMBRAER 190 variant, if developed.

As of December 31, 2011, our firm aircraft orders consisted of 21 Airbus A320 aircraft, 30 Airbus A321 aircraft, 40 Airbus A320neo, 35 EMBRAER 190 aircraft and 17 spare engines scheduled for delivery through 2021. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $425 million in 2012, $450 million in 2013, $580 million in 2014, $775 million in 2015, $785 million in 2016 and $2.95 billion thereafter.

We have options to purchase 56 EMBRAER 190 aircraft for delivery from 2013 through 2018. We are scheduled to receive seven new Airbus A320 and four new EMBRAER 190 aircraft in 2012. We may purchase some or all of our 2012 Airbus A320 aircraft deliveries with cash and will only finance aircraft on favorable borrowing terms relative to our weighted average cost of debt. We are working on securing committed debt financing for the four EMBRAER 190 aircraft scheduled for delivery in 2012.

We utilize several credit card processors to process our ticket sales. Our agreements with these processors do not contain covenants, but do generally allow the processor to withhold cash reserves to protect the processor for potential liability for tickets purchased, but not yet used for travel. While we currently do not have any collateral requirements related to our credit card processors, we may be required to issue collateral to our credit card processors, or other key vendors, in the future. As of December 31, 2011, we had approximately $19 million pledged related to our workers compensation insurance policies and other business partner agreements, which will expire according to the terms of the related policies or agreements.

Our commitments also include those of LiveTV, which has several noncancelable long-term purchase agreements with its suppliers to provide equipment to be installed on its customers’ aircraft, including JetBlue’s aircraft. At December 31, 2011, committed expenditures to these suppliers were approximately $8 million in 2012, $1 million in 2013 and $1 million in 2014.

In March 2011, we executed a seven year agreement, subject to an optional three year extension, with ViaSat Inc. to develop and introduce in-flight broadband connectivity technology on our aircraft. Committed expenditures under this agreement include a minimum of $9 million through 2017 and an additional $22 million for minimum hardware and software purchases. Through LiveTV, we plan to partner with ViaSat to make this technology available to other airline customers in the future as well.

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

Under certain of our LiveTV third party agreements, as well as our aircraft operating lease agreements, we are required to restore certain property or equipment to its original form upon expiration of the related agreement. We have recorded the estimated fair value of these retirement obligations, which was not significant as of December 31, 2011, but may increase over time.

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

In December 2009, the Department of Transportation, or DOT, issued a series of passenger protection rules which, among other things, impose tarmac delay limits for U.S. airline domestic flights. The rules became effective in April 2010, and require U.S. airlines to allow passengers to deplane within three hours on the tarmac, with certain safety and security exceptions. Violators can face fines up to a maximum of $27,500 per passenger. The new rules also introduce requirements to disclose on-time performance and delay statistics for certain flights. These new rules may have adverse consequences on our business and our results of operations.

In October 2011, a severe winter storm and multiple failures of critical navigational equipment in the New York City area severely impacted air travel in the northeast. As a result, we and other domestic and international carriers diverted flights to Hartford, CT’s Bradley International Airport, or Bradley. We diverted a total of six flights to Bradley, five of which were held on the tarmac for three hours or more. The DOT is investigating these incidents and we may be subject to a monetary penalty under the DOT’s tarmac delay regulations. Based on the allowable maximum DOT fine proscribed by the regulation, we could be assessed a fine of up to approximately $15 million. Since the tarmac delay rule went into effect in April 2010, there have been multiple instances where carriers have experienced extended tarmac delays in excess of three hours; however, the DOT has only assessed one penalty against another carrier, for an amount well below the maximum allowable fine of $27,500 per passenger. As a result of the circumstances surrounding the airport, weather and air traffic conditions on that day, as well as the discretion granted to the DOT by the regulation, we are unable to determine whether a fine will be assessed, and if so, the amount of such fine. We have issued compensation to the impacted customers in accordance with our Customer Bill of Rights, and are complying with the requests of the DOT investigation. We believe the final determination from the DOT should be made in the next few months.

Note 13—Financial Derivative Instruments and Risk Management

As part of our risk management strategy, we periodically purchase crude or heating oil option contracts to manage our exposure to the effect of changes in the price and availability of aircraft fuel. Prices for these commodities are normally highly correlated to aircraft fuel, making derivatives of them effective at providing short-term protection against sharp increases in average fuel prices. We also periodically enter into jet fuel swaps, as well as basis swaps for the differential between heating oil and jet fuel, to further limit the variability in fuel prices at various locations. To manage the variability of the cash flows associated with our variable rate debt, we have also entered into interest rate swaps. We do not hold or issue any derivative financial instruments for trading purposes.

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

The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of December 31, 2011, related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

	Heating oil collars	Jet fuel collars	Jet fuel swap agreements	Total
First Quarter 2012	7%	2%	26%	35%
Second Quarter 2012	7%	6%	7%	20%
Third Quarter 2012	6%	3%	6%	15%
Fourth Quarter 2012	7%	1%	7%	15%

During 2011, we also entered into basis swaps and certain 3-way crude collar agreements, which we did not designate as cash flow hedges for accounting purposes and as a result we marked to market in earnings each period outstanding based on their current fair value.

As of December 31, 2011, we determined that the correlation between crude oil and jet fuel had significantly deteriorated and the requirements for continuing hedge accounting treatment were no longer satisfied. As such, we prospectively discontinued hedge accounting treatment on all of our crude oil cap agreements and crude oil collars outstanding as of December 31, 2011, which represent approximately 6% of our total 2012 forecasted fuel consumption. The forecasted fuel consumption, for which these transactions were designated as cash flow hedges, is still expected to occur; therefore, the $3 million in losses deferred in accumulated other comprehensive income related to these contracts will remain deferred until the forecasted fuel consumption occurs. Any incremental increase or decrease in the value of these contracts will be recognized in other income (expense) in each period during 2012 until the contracts settle.

Interest rate swaps:    The interest rate swap agreements we had outstanding as of December 31, 2011 effectively swap floating rate debt for fixed rate debt, taking advantage of lower borrowing rates in existence at the time of the hedge transaction as compared to the date our original debt instruments were executed. As of December 31, 2011, we had $363 million in notional debt outstanding related to these swaps, which cover certain interest payments through August 2016. The notional amount decreases over time to match scheduled repayments of the related debt. Refer to Note 2 for information on the debt outstanding related to these swap agreements.

All of our outstanding interest rate swap contracts qualify as cash flow hedges in accordance with the Derivatives and Hedging topic of the Codification. Since all of the critical terms of our swap agreements match the debt to which they pertain, there was no ineffectiveness relating to these interest rate swaps in 2011, 2010 or 2009, and all related unrealized losses were deferred in accumulated other comprehensive income. We recognized approximately $10 million, $8 million and $5 million in additional interest expense as the related interest payments were made during 2011, 2010 and 2009, respectively.

Any outstanding derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements, but we do not expect that any of our seven counterparties will fail to meet their obligations. The amount of such credit exposure is generally the positive fair value of our outstanding contracts. To manage credit risks, we select counterparties based on credit assessments, limit our overall exposure to any single counterparty and monitor the market position of each counterparty. Some of our agreements require cash deposits if market risk exposure exceeds a specified threshold amount.

The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts. Our policy is to offset the liabilities represented by these contracts with any cash collateral paid to the counterparties. We did not have any collateral posted related to our outstanding fuel hedge contracts at December 31, 2011 or December 31, 2010. We had $20 million and $30 million posted in collateral related to our interest rate derivatives which offset the hedge liability in other current liabilities at December 31, 2011 and 2010, respectively.

The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements. All of our outstanding contracts at December 31, 2011 were designated as cash flow hedges (dollar amounts in millions).

	As of December 31,
	2011	2010
Fuel derivatives
Asset fair value recorded in prepaid expenses and other (1)	$6	$19
Asset fair value recorded in other long term assets (1)	—	4
Liability fair value recorded in other accrued liabilities (1)	10	—
Longest remaining term (months)	12	24
Hedged volume (barrels, in thousands)	3,540	4,290
Estimated amount of existing gains (losses) expected to be reclassified into earnings in the next 12 months	(6)	3
Interest rate derivatives
Liability fair value recorded in other long term liabilities (2)	20	23
Estimated amount of existing gains (losses) expected to be reclassified into earnings in the next 12 months	(10)	(10)

	2011	2010	2009
Fuel derivatives
Hedge effectiveness gains (losses) recognized in aircraft fuel expense	$3	$(3)	$(120)
Hedge ineffectiveness gains (losses) recognized in other income (expense)	(2)	(2)	1
Gains (losses) of derivatives not qualifying for hedge accounting recognized in other income (expense)	—	—	(1)
Hedge gains (losses) of derivatives recognized in comprehensive income, (see Note 15)	(11)	(11)	17
Percentage of actual consumption economically hedged	40%	51%	23%
Interest rate derivatives
Hedge gains (losses) of derivatives recognized in comprehensive income, (see Note 15)	(7)	(21)	(5)
Hedge gains (losses) of derivatives recognized in interest expense	(10)	(8)	(5)

(1)	Gross asset or liability of each contract prior to consideration of offsetting positions with each counterparty

(2)	Gross liability, prior to impact of collateral posted

Note 14—Fair Value

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy (as described in Note 1) (in millions). Refer to Note 2 for fair value information related to our outstanding debt obligations as of December 31, 2011 and 2010.

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$555	$—	$—	$555
Restricted cash	4	—	—	4
Available-for-sale investment securities	—	253	—	253
Aircraft fuel derivatives	—	5	—	5

	$559	$258	$—	$817

Liabilities
Aircraft fuel derivatives	$—	$9	$—	$9
Interest rate swap	—	—	20	20

	$—	$9	$20	$29

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$399	$—	$—	$399
Restricted cash	59	—	—	59
Available-for-sale investment securities	10	144	—	154
Aircraft fuel derivatives	—	23	—	23

	$468	$167	$—	$635

Liabilities
Interest rate swap	$—	$—	$23	$23

	$—	$—	$23	$23

The following table reflects the activity for the major classes of our assets and liabilities measured at fair value on a recurring basis using level 3 inputs (in millions) for the twelve months ended December 31, 2011, 2010 and 2009:

	Auction Rate Securities	Put Option related to ARS	Interest Rate Swaps	Total
Balance as of December 31, 2008	$244	$14	$(10)	$248
Total gains or (losses), realized or unrealized
Included in earnings	4	(3)	—	1
Included in comprehensive income	—	—	5	5
Purchases, issuances and settlements, net	(174)	—	(5)	(179)

Balance as of December 31, 2009	$74	$11	$(10)	$75
Total gains or (losses), realized or unrealized
Included in earnings	11	(11)	—	—
Included in comprehensive income	—	—	(21)	(21)
Purchases, issuances and settlements, net	(85)	—	8	(77)

Balance as of December 31, 2010	$—	$—	$(23)	$(23)
Total gains or (losses), realized or unrealized
Included in earnings	—	—	—	—
Included in comprehensive income	—	—	(7)	(7)
Settlements	—	—	10	10

Balance as of December 31, 2011	$—	$—	$(20)	$(20)

Cash and Cash Equivalents:    Our cash and cash equivalents include money market securities and commercial paper which are readily convertible into cash with maturities of three months or less when purchased, all of which are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as level 1 within our fair value hierarchy.

We maintain cash and cash equivalents with various high quality financial institutions or in short-term duration high quality debt securities. Investments in highly liquid debt securities are stated at fair value. The majority of our receivables result from the sale of tickets to individuals, mostly through the use of major credit cards. These receivables are short-term, generally being settled shortly after the sale. The carrying values of all other financial instruments approximated their fair values at December 31, 2011 and 2010.

Available-for-sale investment securities:    Included in our available-for-sale investment securities are certificates of deposits and commercial paper with original maturities greater than 90 days but less than one year. The fair values of these instruments are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. At December 31, 2010, we held asset backed securities, which are considered variable rate demand notes with contractual maturities generally greater than ten years with interest reset dates often every 30 days or less. The fair values of these investments are based on observable market data in actively traded markets, and are therefore classified as Level 1 in the hierarchy. We did not record any significant gains or losses on these securities during the twelve months ended December 31, 2011 or 2010.

Auction rate securities:    Auction rate securities, or ARS, are long-term debt securities for which interest rates reset regularly at pre-determined intervals, typically 28 days, through an auction process. Our classification as trading securities was based on our intent to trade the securities when market opportunities arose in order to increase our liquid investments due to then current economic uncertainty. The estimated fair value of these securities beginning in 2008 no longer approximated par value and was estimated through discounted cash flows, a level 3 input. Our discounted cash flow analysis considered, among other things, the quality of the underlying collateral, the credit rating of the issuers, an estimate of when these securities are either expected to have a successful auction or otherwise return to par value, the expected interest income to be received over this period, and the estimated required rate of return for investors. Because of the inherent subjectivity in valuing these securities, we also considered independent valuations obtained for each of our ARS in estimating their fair values as of December 31, 2009.

During 2009, we sold certain ARS for $54 million, an amount which approximated their fair value at that time. In October 2009, we entered into an agreement with Citigroup Global Markets, Inc., under which they agreed to purchase $158 million par value of the remaining ARS we held which were brokered by them. The $120 million in cash proceeds from these sales did not result in significant gains or losses. In conjunction with this transaction, we terminated the line of credit we had with Citigroup.

During 2008, following investigations by various regulatory agencies of the banks and broker-dealers that sold ARS, UBS, one of the two broker-dealers from which we purchased ARS, subsequently reached a settlement. As a result of our participation in this settlement agreement, UBS was required to repurchase from us at par ARS brokered by them, which had a par value of $85 million at December 31, 2009. In July 2010, all of our then outstanding ARS were repurchased at par by UBS in accordance with this settlement agreement. The proceeds were used to terminate the outstanding balance on the line of credit with UBS. As a result, we no longer hold any trading securities as of December 31, 2011.

Put option related to ARS:    We had elected to apply the fair value option under the Financial Instruments topic of the Codification, to UBS’s agreement to repurchase, at par, ARS brokered by them as described above. We did so in order to closely conform to our treatment of the underlying ARS. The resultant loss of $3 million recognized in 2009 offset the related ARS holding gains or losses included in other income (expense). The fair value of the put option was determined by comparing the fair value of the related ARS, as described above, to their par values and also considered the credit risk associated with UBS. The fair value of the put option was based on unobservable inputs and was therefore classified as level 3 in the hierarchy. The put option was terminated concurrent with the sale of the underlying investments in July 2010.

Interest rate swaps:    The fair values of our interest rate swaps are based on inputs received from the counterparty. These values were corroborated by adjusting the active swap indications in quoted markets for similar terms (6-8 years) for the specific terms within our swap agreements. Since some of these inputs were not observable, they are classified as level 3 inputs in the hierarchy.

Aircraft fuel derivatives:     Our jet fuel swaps, jet fuel, heating oil and crude oil collars, and crude oil caps are not traded on public exchanges. Their fair values are determined using a market approach based on inputs that are readily available from public markets for commodities and energy trading activities; therefore, they are classified as level 2 inputs. The data inputs are combined into quantitative models and processes to generate forward curves and volatilities related to the specific terms of the underlying hedge contracts.

Spectrum license:    In 2006, LiveTV acquired an air-to-ground spectrum license in a public auction from the Federal Communications Commission for approximately $7 million. Since its acquisition, the license has been treated as an indefinite lived intangible asset, reflected in other long term assets in our consolidated balance sheets. In late 2007, we unveiled BetaBlue, an Airbus A320 aircraft, which utilized the acquired spectrum in delivering email and internet capabilities to our customers. Since 2007, LiveTV continued to develop this technology, with the intent of making it available on all of our aircraft. However, with the introduction of similar service by competitors, we re-evaluated the long term viability of our planned offering and during 2010, ceased further development of the air-to-ground platform. In September 2010, we announced plans to develop broadband capability, partnering withViaSat and utilizing their advanced satellite technologies. As a result of the change in plans, we evaluated the spectrum license for impairment, which resulted in a loss of approximately $5 million being recorded in other operating expenses during 2010. We determined the $2 million fair value of the spectrum license at December 31, 2010 using a probability weighted cash flow model, which included an income approach for the cash flows associated with the current general aviation business as well as a market approach based on an independent valuation. Since these inputs are not observable, they are classified as level 3 inputs in the hierarchy. As of December 31, 2011, we determined there was no further impairment.

Note 15—Comprehensive Income (Loss)

Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting. The differences between net income (loss) and comprehensive income (loss) for the years ended December 31, are as follows (in millions):

	2011	2010	2009
Net income	$86	$97	$61
Gain (loss) on derivative instruments (net of $4, $7 and $54 of taxes)	(5)	(11)	85

Total other comprehensive income (loss)	(5)	(11)	85

Comprehensive income	$81	$86	$146

A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the years ended December 31, 2009, 2010, and 2011 is as follows (in millions):

	Aircraft Fuel Derivatives	Interest Rate Swaps	Total
Beginning accumulated gains (losses), at December 31, 2008	$(77)	$(7)	$(84)
Reclassifications into earnings	72	3	75
Change in fair value	12	(2)	10

Balance of accumulated gains (losses), at December 31, 2009	7	(6)	1
Reclassifications into earnings	3	5	8
Change in fair value	(6)	(13)	(19)

Balance of accumulated gains (losses), at December 31, 2010	4	(14)	(10)
Reclassifications into earnings	(1)	6	5
Change in fair value	(6)	(4)	(10)

Ending accumulated gains (losses), at December 31, 2011	$(3)	$(12)	$(15)

Note 16—Geographic Information

Under the Segment Reporting topic of the Codification, disclosures are required for operating segments, which are regularly reviewed by the chief operating decision makers. Air transportation services accounted for substantially all the Company’s operations in 2011, 2010 and 2009.

Operating revenues are allocated to geographic regions, as defined by the DOT, based upon the origination and destination of each flight segment. We currently serve 20 locations in the Caribbean and Latin American region, or Latin America as defined by the DOT. However, our management also includes Puerto Rico when reviewing the Caribbean region, and as such we have included our three destinations in Puerto Rico in our Caribbean allocation of revenues. Operating revenues by geographic regions for the years ended December 31 are summarized below (in millions):

	2011	2010	2009
Domestic	$3,351	$2,900	$2,596
Caribbean	1,153	879	696

Total	$4,504	$3,779	$3,292

Our tangible assets primarily consist of our fleet of aircraft, which is deployed system wide, with no individual aircraft dedicated to any specific route or region; therefore our assets do not require any allocation to a geographic area.

Note 17—Quarterly Financial Data (Unaudited)

Quarterly results of operations for the years ended December 31 are summarized below (in millions, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011 (1)
Operating revenues	$1,012	$1,151	$1,195	$1,146
Operating income	45	86	108	83
Net income	3	25	35	23
Basic earnings per share	$0.01	$0.09	$0.12	$0.08
Diluted earnings per share	$0.01	$0.08	$0.11	$0.08
2010 (2)
Operating revenues	$871	$940	$1,030	$938
Operating income	43	95	140	55
Net income (loss)	(1)	31	59	8
Basic earnings (loss) per share	$—	$0.11	$0.21	$0.03
Diluted earnings (loss) per share	$—	$0.10	$0.18	$0.03

(1)	During the first quarter of 2011, we recorded $9 million of revenue related to our co-branded credit card agreement guarantee. During the third and fourth quarters of 2011, we recorded a $5 million loss and $1 million loss, respectively, on the early extinguishment of a portion of our 6.75% Series A convertible debentures

(2)	During the first quarter of 2010, we recorded approximately $16 million in implementation expenses related to our new customer service system implemented in January 2010. During the first quarter of 2010, we recorded $4 million of revenue related to our co-branded credit card agreement guarantee. During the third quarter of 2010, we recorded a $6 million impairment loss related to a Spectrum license held by LiveTV.

The sum of the quarterly earnings per share amounts does not equal the annual amount reported since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average common shares outstanding and other dilutive potential common shares.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

JetBlue Airways Corporation

We have audited the accompanying consolidated balance sheets of JetBlue Airways Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JetBlue Airways Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), JetBlue Airways Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 28, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

JetBlue Airways Corporation

We have audited JetBlue Airways Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). JetBlue Airways Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, JetBlue Airways Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of JetBlue Airways Corporation as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of JetBlue Airways Corporation and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 28, 2012

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011 to provide reasonable assurance regarding the reliabilityof financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.

Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2011. Ernst & Young LLP has issued their report which is included elsewhere herein.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information relating to executive officers is set forth in Part I of this report following Item 4 under “Executive Officers of the Registrant”. The other information required by this Item will be included in and is incorporated herein by reference from our definitive proxy statement for our 2012 Annual Meeting of Stockholders to be held on May 10, 2012 to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our 2011 fiscal year, or our Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in and is incorporated herein by reference from our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The table below provides information relating to our equity compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance as of December 31, 2011, as adjusted for stock splits:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	26,189,819	$12.53	92,646,558
Equity compensation plans not approved by security holders	—	—	—

Total	26,189,819	$12.53	92,646,558

See Note 7 to our consolidated financial statements for further information regarding the material features of the above plans.

The other information required by this Item will be included in and is incorporated herein by reference from our Proxy Statement.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in and is incorporated herein by reference from our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in and is incorporated herein by reference from our Proxy statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial statements:
Consolidated Balance Sheets — December 31, 2011 and December 31, 2010
Consolidated Statements of Operations — For the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows — For the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Stockholders’ Equity — For the years ended December 31, 2011, 2010 and 2009
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

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date: February 28, 2012	By:	/s/ DONALD DANIELS
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

Signature	Capacity	Date

/S/ DAVID BARGER David Barger	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2012

/S/ MARK D. POWERS Mark D. Powers	Chief Financial Officer (Principal Financial Officer)	February 28, 2012

/S/ JENS BISCHOF Jens Bischof	Director	February 28, 2012

/S/ PETER BONEPARTH Peter Boneparth	Director	February 28, 2012

/S/ DAVID CHECKETTS David Checketts	Director	February 28, 2012

/S/ VIRGINIA GAMBALE Virginia Gambale	Director	February 28, 2012

/S/ STEPHAN GEMKOW Stephan Gemkow	Director	February 28, 2012

/S/ ELLEN JEWETT Ellen Jewett	Director	February 28, 2012

/S/ STANLEY MCCHRYSTAL Stanley McChrystal	Director	February 28, 2012

Signature	Capacity	Date

/S/ JOEL PETERSON Joel Peterson	Director	February 28, 2012

/S/ ANN RHOADES Ann Rhoades	Director	February 28, 2012

/S/ FRANK SICA Frank Sica	Director	February 28, 2012

Exhibit Index

2.1	Membership Interest Purchase Agreement among Harris Corporation and Thales Avionics In-Flight Systems, LLC and In-Flight Liquidating, LLC and Glenn S. Latta and Jeffrey A. Frisco and Andreas de Greef and JetBlue Airways Corporation, dated as of September 9, 2002 relating to the interests in LiveTV, LLC—incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated September 27, 2002.

3.2(a)	Amended and Restated Certificate of Incorporation of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

3.2(b)	Certificate of Amendment of Certificate of Incorporation, dated May 20, 2010—incorporated by reference to Exhibit 3.2(b) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

3.3(e)	Fifth Amended and Restated Bylaws of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.6 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

3.3(f)	Fifth Amended and Restated Bylaws of JetBlue Airways Corporation (consolidated amendments as of November 12, 2009)—incorporated by reference to Exhibit 3.3(f) to our Annual Report on Form 10-K for the year ended December 31, 2009.

3.3(g)	Amended Consolidated Fifth Amended and Restated Bylaws of JetBlue Airways Corporation)—incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated April 11, 2011.

3.4	Certificate of Designation of Series A Participating Preferred Stock dated April 1, 2002—incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated July 10, 2003.

4.1	Specimen Stock Certificate—incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

4.2	Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

4.2(a)	Amendment No. 1, dated as of June 30, 2003, to Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3, filed on July 3, 2003, as amended on July 10, 2003 (File No. 333-106781).

4.2(b)	Amendment No. 2, dated as of October 6, 2003, to Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3, filed on October 7, 2003 (File No. 333-109546).

4.2(c)	Amendment No. 3, dated as of October 4, 2004, to Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K/A dated October 4, 2004.

4.2(d)	Amendment No. 4, dated as of June 22, 2006, to Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.19 to our Registration Statement on Form S-3 ARS, filed on June 30, 2006 (File No. 333-135545).

4.3	Registration Rights Agreement, dated as of July 15, 2003, among the Company and Morgan Stanley & Co. Incorporated, Raymond James & Associates, Inc. and Blaylock & Partners, L.P.—incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

4.4	Summary of Rights to Purchase Series A Participating Preferred Stock—incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

4.5	Stockholder Rights Agreement—incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.

4.5(a)	Amendment to the Stockholder Rights Agreement, dated as of January 17, 2008, by and between JetBlue Airways Corporation and Computershare Trust Company, N.A.—incorporated by reference to Exhibit 4.5(a) to our Current Report on Form 8-K dated January 23, 2008.

4.7	Form of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Certificate Series 2004-1G-1-O—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 24, 2004.

4.7(a)	Form of Three-Month LIBOR plus 0.420% JetBlue Airways Pass Through Certificate Series 2004-1G-2-O—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated March 24, 2004.

4.7(b)	Form of Three-Month LIBOR plus 4.250% JetBlue Airways Pass Through Certificate Series 2004-1C-O—incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated March 24, 2004.

4.7(c)	Pass Through Trust Agreement, dated as of March 24, 2004, between JetBlue Airways Corporation and Wilmington Trust Company, as Pass Through Trustee, made with respect to the formation of JetBlue Airways Pass Through Trust, Series 2004-1G-1-O and the issuance of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Trust, Series 2004-1G-1-O, Pass Through Certificates—incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated March 24, 2004(1).

4.7(d)	Revolving Credit Agreement (2004-1G-1), dated as of March 24, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-1G-1 Pass Through Trust, as Borrower, and Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated March 24, 2004.

4.7(e)	Revolving Credit Agreement (2004-1G-2), dated as of March 24, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-1G-2 Pass Through Trust, as Borrower, and Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated March 24, 2004.

4.7(f)	Revolving Credit Agreement (2004-1C), dated as of March 24, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-1C Pass Through Trust, as Borrower, and Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated March 24, 2004.

4.7(g)	Deposit Agreement (Class G-1), dated as of March 24, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated March 24, 2004.

4.7(h)	Deposit Agreement (Class G-2), dated as of March 24, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K dated March 24, 2004.

4.7(i)	Deposit Agreement (Class C), dated as of March 24, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K dated March 24, 2004.

4.7(j)	Escrow and Paying Agent Agreement (Class G-1), dated as of March 24, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Credit Lyonnais Securities (USA) Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-1G-1-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated March 24, 2004.

4.7(k)	Escrow and Paying Agent Agreement (Class G-2), dated as of March 24, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Credit Lyonnais Securities (USA) Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-1G-2-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated March 24, 2004.

4.7(l)	Escrow and Paying Agent Agreement (Class C), dated as of March 24, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Credit Lyonnais Securities (USA) Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-1C-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.13 to our Current Report on Form 8-K dated March 24, 2004.

4.7(m)	ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1G-1-O—incorporated by reference to Exhibit 4.14 to our Current Report on Form 8-K dated March 24, 2004(2).

4.7(n)	Schedule to the ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1G-1-O—incorporated by reference to Exhibit 4.15 to our Current Report on Form 8-K dated March 24, 2004.

4.7(o)	Schedule to the ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services, Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1G-2-O—incorporated by reference to Exhibit 4.16 to our Current Report on Form 8-K dated March 24, 2004.

4.7(p)	Schedule to the ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services, Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1C-O—incorporated by reference to Exhibit 4.17 to our Current Report on Form 8-K dated March 24, 2004.

4.7(q)	Class G-1 Above Cap Liquidity Facility Confirmation, dated March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.18 to our Current Report on Form 8-K dated March 24, 2004.

4.7(r)	Class G-2 Above Cap Liquidity Facility Confirmation, dated March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.19 to our Current Report on Form 8-K dated March 24, 2004.

4.7(s)	Class C Above Cap Liquidity Facility Confirmation, dated March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.20 to our Current Report on Form 8-K dated March 24, 2004.

4.7(t)	Guarantee, dated March 24, 2004, of Morgan Stanley Capital Services Inc. with respect to the Class G-1 Above Cap Liquidity Facility—incorporated by reference to Exhibit 4.21 to our Current Report on Form 8-K dated March 24, 2004.

4.7(u)	Guarantee, dated March 24, 2004, of Morgan Stanley Capital Services Inc. with respect to the Class G-2 Above Cap Liquidity Facility—incorporated by reference to Exhibit 4.22 to our Current Report on Form 8-K dated March 24, 2004.

4.7(v)	Guarantee, dated March 24, 2004, of Morgan Stanley Capital Services Inc. with respect to the Class C Above Cap Liquidity Facility—incorporated by reference to Exhibit 4.23 to our Current Report on Form 8-K dated March 24, 2004.

4.7(w)	Insurance and Indemnity Agreement, dated as of March 24, 2004, among MBIA Insurance Corporation, as Policy Provider, JetBlue Airways Corporation and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.24 to our Current Report on Form 8-K dated March 24, 2004.

4.7(x)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated March 24, 2004, bearing Policy Number 43567(1) issued to Wilmington Trust Company, as Subordination Agent for the Class G-1 Certificates—incorporated by reference to Exhibit 4.25 to our Current Report on Form 8-K dated March 24, 2004.

4.7(y)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated March 24, 2004, bearing Policy Number 43567(2) issued to Wilmington Trust Company, as Subordination Agent for the Class G-2 Certificates—incorporated by reference to Exhibit 4.26 to our Current Report on Form 8-K dated March 24, 2004.

4.7(z)	Intercreditor Agreement, dated as of March 24, 2004, among Wilmington Trust Company, as Pass Through Trustee, Landesbank Hessen- Thüringen Girozentrale, as Primary Liquidity Provider, Morgan Stanley Capital Services, Inc., as Above-Cap Liquidity Provider, MBIA Insurance Corporation, as Policy Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.27 to our Current Report on Form 8-K dated March 24, 2004.

4.7(aa)	Note Purchase Agreement, dated as of March 24, 2004, among JetBlue Airways Corporation, Wilmington Trust Company, in its separate capacities as Pass Through Trustee, as Subordination Agent, as Escrow Agent and as Paying Agent—incorporated by reference to Exhibit 4.28 to our Current Report on Form 8-K dated March 24, 2004.

4.7(ab)	Form of Trust Indenture and Mortgage between JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, as Mortgagee—incorporated by reference to Exhibit 4.29 to our Current Report on Form 8-K dated March 24, 2004.

4.7(ac)	Form of Participation Agreement among JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, in its separate capacities as Mortgagee, as Pass Through Trustee and as Subordination Agent—incorporated by reference to Exhibit 4.30 to our Current Report on Form 8-K dated March 24, 2004.

4.8	Form of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Certificate Series 2004-2G-1-O, with attached form of Escrow Receipt—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 9, 2004.

4.8(a)	Form of Three-Month LIBOR plus 0.450% JetBlue Airways Pass Through Certificate Series 2004-2G-2-O, with attached form of Escrow Receipt—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated November 9, 2004.

4.8(b)	Form of Three-Month LIBOR plus 3.100% JetBlue Airways Pass Through Certificate Series 2004-2C-O, with attached form of Escrow Receipt—incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated November 9, 2004.

4.8(c)	Pass Through Trust Agreement, dated as of November 15, 2004, between JetBlue Airways Corporation and Wilmington Trust Company, as Pass Through Trustee, made with respect to the formation of JetBlue Airways Pass Through Trust, Series 2004-2G-1-O and the issuance of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Trust, Series 2004-2G-1-O, Pass Through Certificates—incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated November 9, 2004(3).

4.8(d)	Revolving Credit Agreement (2004-2G-1), dated as of November 15, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-2G-1 Pass Through Trust, as Borrower, and Landesbank Baden-Württemberg, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated November 9, 2004.

4.8(e)	Revolving Credit Agreement (2004-2G-2), dated as of November 15, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-2G-2 Pass Through Trust, as Borrower, and Landesbank Baden-Württemberg, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated November 9, 2004.

4.8(f)	Revolving Credit Agreement (2004-2C), dated as of November 15, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-2C Pass Through Trust, as Borrower, and Landesbank Baden-Württemberg, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated November 9, 2004.

4.8(g)	Deposit Agreement (Class G-1), dated as of November 15, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated November 9, 2004.

4.8(h)	Deposit Agreement (Class G-2), dated as of November 15, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K dated November 9, 2004.

4.8(i)	Deposit Agreement (Class C), dated as of November 15, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K dated November 9, 2004.

4.8(j)	Escrow and Paying Agent Agreement (Class G-1), dated as of November 15, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and J.P. Morgan Securities, Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-2G-2-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated November 9, 2004.

4.8(k)	Escrow and Paying Agent Agreement (Class G-2), dated as of November 15, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and J.P. Morgan Securities, Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-2G-2-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated November 9, 2004.

4.8(l)	Escrow and Paying Agent Agreement (Class C), dated as of November 15, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and J.P. Morgan Securities, Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-2C-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.13 to our Current Report on Form 8-K dated November 9, 2004.

4.8(m)	ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2G-1-O—incorporated by reference to Exhibit 4.14 to our Current Report on Form 8-K dated November 9, 2004(4).

4.8(n)	Schedule to the ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2G-1-O—incorporated by reference to Exhibit 4.15 to our Current Report on Form 8-K dated November 9, 2004.

4.8(o)	Schedule to the ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2G-2-O—incorporated by reference to Exhibit 4.16 to our Current Report on Form 8-K dated November 9, 2004.

4.8(p)	Schedule to the ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2C-O—incorporated by reference to Exhibit 4.17 to our Current Report on Form 8-K dated November 9, 2004.

4.8(q)	Class G-1 Above Cap Liquidity Facility Confirmation, dated November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.18 to our Current Report on Form 8-K dated November 9, 2004.

4.8(r)	Class G-2 Above Cap Liquidity Facility Confirmation, dated November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.19 to our Current Report on Form 8-K dated November 9, 2004.

4.8(s)	Class C Above Cap Liquidity Facility Confirmation, dated November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.20 to our Current Report on Form 8-K dated November 9, 2004.

4.8(t)	Insurance and Indemnity Agreement, dated as of November 15, 2004, among MBIA Insurance Corporation, as Policy Provider, JetBlue Airways Corporation and Wilmington Trust Company, as Subordination Agent and Trustee—incorporated by reference to Exhibit 4.21 to our Current Report on Form 8-K dated November 9, 2004.

4.8(u)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated November 15, 2004, bearing Policy Number 45243 issued to Wilmington Trust Company, as Subordination Agent for the Class G-1 Certificates—incorporated by reference to Exhibit 4.22 to our Current Report on Form 8-K dated November 9, 2004.

4.8(v)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated November 15, 2004, bearing Policy Number 45256 issued to Wilmington Trust Company, as Subordination Agent for the Class G-2 Certificates—incorporated by reference to Exhibit 4.23 to our Current Report on Form 8-K dated November 9, 2004.

4.8(w)	Intercreditor Agreement, dated as of November 15, 2004, among Wilmington Trust Company, as Pass Through Trustee, Landesbank Baden-Württemberg, as Primary Liquidity Provider, Citibank, N.A., as Above-Cap Liquidity Provider, MBIA Insurance Corporation, as Policy Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.24 to our Current Report on Form 8-K dated November 9, 2004.

4.8(x)	Note Purchase Agreement, dated as of November 15, 2004, among JetBlue Airways Corporation, Wilmington Trust Company, in its separate capacities as Pass Through Trustee, as Subordination Agent, as Escrow Agent and as Paying Agent—incorporated by reference to Exhibit 4.25 to our Current Report on Form 8-K dated November 9, 2004.

4.8(y)	Form of Trust Indenture and Mortgage between JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, as Mortgagee—incorporated by reference to Exhibit 4.26 to our Current Report on Form 8-K dated November 9, 2004.

4.8(z)	Form of Participation Agreement among JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, in its separate capacities as Mortgagee, as Pass Through Trustee and as Subordination Agent—incorporated by reference to Exhibit 4.27 to our Current Report on Form 8-K dated November 9, 2004.

4.9	Indenture, dated as of March 16, 2005, between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee, relating to the Company’s debt securities—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 10, 2005.

4.9(b)	Second Supplemental Indenture to the Indenture filed as Exhibit 4.9 to this report, dated as of June 4, 2008, between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee, relating to the Company’s 5.5% Convertible Debentures due 2038—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 5, 2008.

4.9(c)	Third Supplemental Indenture to the Indenture filed as Exhibit 4.9 to this report, dated as of June 4, 2008, between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee, relating to the Company’s 5.5% Convertible Debentures due 2038—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated June 5, 2008.

4.10	Pass Through Trust Agreement, dated as of November 14, 2006, between JetBlue Airways Corporation and Wilmington Trust Company, as Pass Through Trustee, made with respect to the formation of JetBlue Airways (Spare Parts) G-1 Pass Through Trust, and the issuance of Three-Month LIBOR plus 0.230% JetBlue Airways (Spare Parts) G-1 Pass Through Certificate—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 14, 2006.

4.10(a)	Pass Through Trust Agreement, dated as of November 14, 2006, between JetBlue Airways Corporation and Wilmington Trust Company, as Pass Through Trustee, made with respect to the formation of JetBlue Airways (Spare Parts) B-1 Pass Through Trust, and the issuance of Three-Month LIBOR plus 2.875% JetBlue Airways (Spare Parts) B-1 Pass Through Certificate—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated November 14, 2006.

4.10(b)	Revolving Credit Agreement, dated as of November 14, 2006, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways (Spare Parts) G-1 Pass Through Trust, as Borrower, and Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated November 14, 2006.

4.10(c)	ISDA Master Agreement, dated as of November 14, 2006, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways (Spare Parts) G-1 Pass Through Trust—incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated November 14, 2006.

4.10(d)	Schedule to the ISDA Master Agreement, dated as of November 14, 2006, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways (Spare parts) G-1 Pass Through Trust—incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated November 14, 2006.

4.10(e)	Class G-1 Above Cap Liquidity Facility Confirmation, dated November 14, 2006, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated November 14, 2006.

4.10(f)	Insurance and Indemnity Agreement, dated as of November 14, 2006, among MBIA Insurance Corporation, as Policy Provider, JetBlue Airways Corporation and Wilmington Trust Company, as Subordination Agent and Trustee—incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated November 14, 2006.

4.10(g)	Guarantee, dated as of November 14, 2006, by Morgan Stanley, relating to the Above-Cap Liquidity Facility—incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated November 14, 2006.

4.10(h)	MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated November 14, 2006, bearing Policy Number 487110 issued to Wilmington Trust Company, as Subordination Agent for the Class G-1 Certificates—incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K dated November 14, 2006.

4.10(i)	Intercreditor Agreement, dated as of November 14, 2006, among Wilmington Trust Company, as Pass Through Trustee, Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider, Morgan Stanley Capital Services, Inc., as Above-Cap Liquidity Provider, MBIA Insurance Corporation, as Policy Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K dated November 14, 2006.

4.10(j)	Note Purchase Agreement, dated as of November 14, 2006, among JetBlue Airways Corporation, Wilmington Trust Company, in its separate capacities as Pass Through Trustee, as Subordination Agent and as Mortgagee—incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated November 14, 2006.

4.10(k)	Trust Indenture and Mortgage, dated November 14, 2006, between JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, as Mortgagee—incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated November 14, 2006.

4.10(l)	Collateral Maintenance Agreement, dated as of November 14, 2006, among, JetBlue Airways Corporation, MBIA Insurance Corporation, as Initial Policy Provider, Wilmington Trust Company, as Mortgagee, and Additional Policy Provider(s), if any, which may from time to time hereafter become parties—incorporated by reference to Exhibit 4.13 to our Current Report on Form 8-K dated November 14, 2006.

4.10(m)	Reference Agency Agreement, dated November 14, 2006, among JetBlue Airways Corporation, Wilmington Trust Company as Subordination Agent and Mortgagee and Reference Agent—incorporated by reference to Exhibit 4.14 to our Current Report on Form 8-K dated November 14, 2006.

4.10(n)	Form of JetBlue Airways (Spare Parts) G-1 Pass Through Certificate (included in Exhibit 4.10)—incorporated by reference to Exhibit 4.15 to our Current Report on Form 8-K dated November 14, 2006.

4.10(o)	Form of JetBlue Airways (Spare Parts) B-1 Pass Through Certificate (included in Exhibit 4.10(a))—incorporated by reference to Exhibit 4.16 to our Current Report on Form 8-K dated November 14, 2006.

4.10(p)	Form of JetBlue Airways (Spare Parts) G-1 Equipment Note—incorporated by reference to Exhibit 4.17 to our Current Report on Form 8-K dated November 14, 2006.

4.10(q)	Form of JetBlue Airways (Spare Parts) B-1 Equipment Note—incorporated by reference to Exhibit 4.18 to our Current Report on Form 8-K dated November 14, 2006.

4.11	Stock Purchase Agreement, dated as of December 13, 2007, between JetBlue Airways Corporation and Deutsche Lufthansa AG—incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated December 13, 2007.

4.11(a)	Amendment No. 1, dated as of January 22, 2008, to the Stock Purchase Agreement, dated as of December 13, 2007, between JetBlue Airways Corporation and Deutsche Lufthansa AG—incorporated by reference to Exhibit 4.11(a) to our Current Report on Form 8-K dated January 23, 2008.

4.12	Registration Rights Agreement, dated as of January 22, 2008, by and between JetBlue Airways Corporation and Deutsche Lufthansa AG—incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated January 23, 2008.

4.13	Supplement Agreement, dated as of May 27, 2008, between JetBlue Airways Corporation and Deutsche Lufthansa AG –incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated May 28, 2008.

4.14	Second Supplemental Indenture dated as of June 4, 2008 between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee—incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on June 5, 2008.

4.15	Third Supplemental Indenture dated as of June 4, 2008 between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee—incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on June 5, 2008.

4.16	Form of Global Debenture—5.50% Convertible Debenture due 2038 (Series A) (included as part of Exhibit 4.1)—incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on June 5, 2008.

4.17	Form of Global Debenture—5.50% Convertible Debenture due 2038 (Series B) (included as part of Exhibit 4.2)—incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed on June 5, 2008.

4.18	Fourth Supplemental Indenture dated as of June 9, 2009 between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee—incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on June 9, 2009.

4.19	Fifth Supplemental Indenture dated as of June 9, 2009 between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee—incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on June 9, 2009.

4.20	Form of Global Debenture—6.75% Convertible Debenture due 2039 (Series A)—incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on June 9, 2009.

4.21	Form of Global Debenture—6.75% Convertible Debenture due 2039 (Series B)—incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on June 9, 2009.

10.1**	Airbus A320 Purchase Agreement dated as of April 20, 1999, between AVSA, S.A.R.L. and JetBlue Airways Corporation, including Amendments No. 1 through 11 and Letter Agreements No. 1 through No. 10—incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, as amended (File 333-82576).

10.1(a)**	Amendment No. 12 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated April 19, 2002—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.1(b)**	Amendment No. 13 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated November 22, 2002—incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.1(c)**	Amendment No. 14 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated December 18, 2002—incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.1(d)**	Amendment No. 15 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated February 10, 2003—incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.1(e)**	Amendment No. 16 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated April 23, 2003—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 30, 2003.

10.1(f)**	Amendment No. 17 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated October 1, 2003—incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2003.

10.1(g)**	Amendment No. 18 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated November 12, 2003—incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2003.

10.1(h)**	Amendment No. 19 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated June 4, 2004—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.1(i)**	Amendment No. 20 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated June 7, 2004—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.1(j)**	Amendment No. 21 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated November 19, 2004—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 19, 2004.

10.1(k)**	Amendment No. 22 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated February 17, 2005—incorporated by reference to Exhibit 10.22(b) to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.1(l)**	Amendment No. 23 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated March 31, 2005—incorporated by reference to Exhibit 10.22(b) to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.1(m)**	Amendment No. 24 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated July 21, 2005—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.1(n)**	Amendment No. 25 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated November 23, 2005—incorporated by reference to Exhibit 10.1(n) to our Annual Report on Form 10-K for the year ended December 31, 2005.

10.1(o)**	Amendment No. 26 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated February 27, 2006—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.1(p)**	Amendment No. 27 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated April 25, 2006—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.1(q)**	Amendment No. 28 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated July 6, 2006—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.1(r)**	Amendment No. 29 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated December 1, 2006—incorporated by reference to Exhibit 10.22(b) to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.1(s)**	Amendment No. 30 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L., and JetBlue Airways Corporation, dated March 26, 2007—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.1(t)**	Amendment No. 31 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated January 21, 2008—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.1(u)**	Amendment No. 32 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated May 23, 2008—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.1(v)**	Amendment No. 33 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated July 1, 2009—incorporated by reference to Exhibit 10.1(v) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.1(w)**	Amendment No. 34 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated February 5, 2010—incorporated by reference to Exhibit 10.1(w) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10.1(x)**	Amendment No. 35 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated October 1, 2010—incorporated by reference to Exhibit 10.1(x) to our Annual Report on Form 10-K for the year ended December 31, 2010.

10.1(y)**	Amendment No. 36 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated June 17, 2011—incorporated by reference to Exhibit 10.1(y) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.1(z)**	Amendment No. 37 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated October 19, 2011.

10.1(aa)**	Amendment No. 38 to Airbus A320 Purchase Agreement between AVSA, S.A.R.L. and JetBlue Airways Corporation, dated October 14, 2011.

10.2**	Letter Agreement, dated April 23, 2003, between AVSA, S.A.R.L. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated June 30, 2003.

10.3**	V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, including Side Letters No. 1 through No. 3 and No. 5 through No. 9—incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

10.3(a)**	Side Letter No. 10 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated April 25, 2002—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.3(b)**	Side Letter No. 11 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated February 10, 2003—incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.3(c)**	Side Letter No. 12 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated March 24, 2003—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.3(d)**	Side Letter No. 13 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated April 23, 2003—incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated June 30, 2003.

10.3(e)**	Side Letter No. 14 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated October 3, 2003—incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2003.

10.3(f)**	Side Letter No. 15 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated November 10, 2003—incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2003.

10.3(g)**	Side Letter No. 16 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated February 20, 2004—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.3(h)**	Side Letter No. 17 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated June 11, 2004—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.3(i)**	Side Letter No. 18 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated November 19, 2004—incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 19, 2004.

10.3(j)**	Side Letter No. 19 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated July 21, 2005—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.3(k)**	Side Letter No. 20 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated July 6, 2006—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.3(l)**	Side Letter No. 21 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated January 30, 2007—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.3(m)**	Side Letter No. 22 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated March 27, 2007—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.3(n)**	Side Letter No. 23 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated December 18, 2007—incorporated by reference to Exhibit 10.3(n) to our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.

10.3(o)**	Side Letter No. 24 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated April 2, 2008—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.3(p)**	Side Letter No. 25 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated May 27, 2008—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.3(q)**	Side Letter No. 26 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated January 27, 2009—incorporated by reference to Exhibit 10.3(q) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10.3(r)**	Side Letter No. 27 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated June 5, 2009–incorporated by reference to Exhibit 10.3(r) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

10.3(s)**	Side letter No. 28 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated August 31, 2010—incorporated by reference to Exhibit 10.3(s) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

10.3(t)**	Side letter No. 29 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated March 14, 2011—incorporated by reference to Exhibit 10.3(t) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

10.3(u)**	Side letter No. 30 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated August 17, 2011—incorporated by reference to Exhibit 10.3(u) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.3(v)**	Side letter No. 31 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated September 27, 2011—incorporated by reference to Exhibit 10.3(u) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.3(w)**	Side letter No. 32 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated November 8, 2011.

10.3(x)**	Side letter No. 33 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated December 1, 2011.

10.4**	Amendment and Restated Agreement between JetBlue Airways Corporation and LiveTV, LLC, dated as of December 17, 2001, including Amendments No. 1, No. 2 and 3—incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

10.5**	GDL Patent License Agreement between Harris Corporation and LiveTV, LLC, dated as of September 2, 2002—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for quarter ended September 30, 2002.

10.11*	1999 Stock Option/Stock Issuance Plan—incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

10.12*	Amended and Restated Crewmember Stock Purchase Plan, dated April 2, 2007—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.13*	2002 Crewmember Stock Purchase Plan—incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

10.14*	JetBlue Airways Corporation 401(k) Retirement Plan, amended and restated as of January 1, 2009—incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10.15	Form of Director/Officer Indemnification Agreement—incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1, as amended (File No. 333-82576) and referenced as Exhibit 10.19 in our Current Report on Form 8-K dated February 12, 2008.

10.17**	EMBRAER-190 Purchase Agreement DCT-025/2003, dated June 9, 2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation— incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated June 30, 2003.

10.17(a)**	Amendment No. 1 to Purchase Agreement DCT-025/2003, dated as of July 8, 2005, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.17(b)**	Amendment No. 2 to Purchase Agreement DCT-025/2003, dated as of January 5, 2006, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.22(b) to our Annual Report on Form 10-K for the year ended December 31, 2005.

10.17(c)**	Amendment No. 3 to Purchase Agreement DCT-025/2003, dated as of December 4, 2006, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.21( c) to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.17(d)**	Amendment No. 4 to Purchase Agreement DCT-025/2003, dated as of October 17, 2007, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.17(d) to our Annual Report on Form 10-K for the year ended December 31, 2007.

10.17(e)**	Amendment No. 5 to Purchase Agreement DCT-025/2003, dated as of July 18, 2008, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.17(f)**	Amendment No. 6 to Purchase Agreement DCT-025/2003, dated as of February 17, 2009, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.17(f) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10.17(g)**	Amendment No. 7 to Purchase Agreement DCT-025/2003, dated as of December 14, 2009, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.17(g) to our Annual Report on Form 10-K for the year ended December 31, 2009.

10.17(h)**	Amendment No. 8 to Purchase Agreement DCT-025/2003, dated as of March 11, 2010, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.17(h) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10.17(i)**	Amendment No. 9 to Purchase Agreement DCT-025/2003, dated as of May 24, 2010, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.17(i) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.17(j)**	Amendment No. 10 to Purchase Agreement DCT-025/2003, dated as of September 10, 2010, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.17(j) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

10.17(k)**	Amendment No. 11 to Purchase Agreement DCT-025/2003, dated as of October 20, 2011, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation.

10.17(l)**	Amendment No. 12 to Purchase Agreement DCT-025/2003, dated as of October 25, 2011, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation.

10.18**	Letter Agreement DCT-026/2003, dated June 9, 2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated June 30, 2003.

10.18(a)**	Amendment No. 1, dated as of July 8, 2005, to Letter Agreement DCT-026/2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.18(b)**	Amendment No. 2, dated as of January 5, 2006, to Letter Agreement DCT-026/2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.22(b) to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.18(c)**	Amendment No. 3, dated as of December 4, 2006, to Letter Agreement DCT-026/2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.22( c) to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.18(d)**	Amendment No. 4, dated as of October 17, 2007, to Letter Agreement DCT-026/2003, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.18(d) to our Annual Report on Form 10-K for the year ended December 31, 2007.

10.18(e)**	Amendment No. 5 to Letter Agreement DCT-026/2003, dated as of March 6, 2008, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.18(f)**	Amendment No. 6 to Letter Agreement DCT-026/2003, dated as of July 18, 2008, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.18(g)**	Amendment No. 7 to Letter Agreement DCT-026/2003, dated as of February 17, 2009, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.18(g) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10.18(h)**	Amendment No. 8 to Letter Agreement DCT-026/2003, dated as of December 14, 2009, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.18(h) to the Annual Report on Form 10-K for the year ended December 31, 2009.

10.18(i)**	Amendment No. 9 to Letter Agreement DCT-026/2003, dated as of March 11, 2010, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.18(i) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10.20	Agreement of Lease (Port Authority Lease No. AYD-350), dated November 22, 2005, between The Port Authority of New York and New Jersey and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 2005.

10.21*	Amended and Restated 2002 Stock Incentive Plan, dated November 7, 2007, and form of award agreement—incorporated by reference to Exhibit 10.21 to the Annual Report for Form 10-K for the year ended December 31, 2008.

10.22*	JetBlue Airways Corporation Executive Change in Control Severance Plan, dated as of June 28, 2007—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated June 28, 2007.

10.23*	Employment Agreement, dated February 11, 2008, between JetBlue Airways Corporation and David Barger—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.23(a)*	Amendment to Employment Agreement, dated July 8, 2009, between JetBlue Airways Corporation and David Barger—incorporated by reference to Exhibit 10.23(a) to our Annual Report on Form 10-K for the year ended December 31, 2009.

10.23(b)*	Amendment no. 2 to Employment Agreement, dated December 21, 2010, between JetBlue Airways Corporation and David Barger—incorporated by reference to Exhibit 10.23(b) to our Current Report on Form 8-K filed on December 22, 2010.

10.24(a)*	Amendment and General Release, dated November 10, 2009, between JetBlue Airways Corporation and Russell Chew—incorporated by reference to Exhibit 10.31 (on Edgar) to our Annual Report on Form 10-K for the year ended December 31, 2009.

10.25	Share Lending Agreement, dated as of May 29, 2008 between JetBlue Airways Corporation and Morgan Stanley Capital Services, Inc.—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 30, 2008.

10.26	Pledge and Escrow Agreement (Series A Debentures) dated as of June 4, 2008 among JetBlue Airways Corporation, Wilmington Trust Company, as Trustee, and Wilmington Trust Company, as Escrow Agent—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 5, 2008.

10.27	Pledge and Escrow Agreement (Series B Debentures) dated as of June 4, 2008 among JetBlue Airways Corporation, Wilmington Trust Company, as Trustee, and Wilmington Trust Company, as Escrow Agent—incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 5, 2008.

10.29	Option Letter Agreement, dated as of June 3, 2009, between JetBlue Airways Corporation and Deutsche Lufthansa AG—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 4, 2009.

10.30**	Sublease by and between JetBlue Airways Corporation and Metropolitan Life Insurance Company—incorporated by reference to Exhibit 10.30 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

10.31(a)	JetBlue Airways Corporation 2011 Incentive Compensation Plan—incorporated by reference to Exhibit 10.31(a) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.31(b)	JetBlue Airways Corporation 2011 Incentive Compensation Plan forms of award agreement—incorporated by reference to Exhibit 10.31(b) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.32**	Memorandum of Understanding, dated June 17, 2011, between Airbus S.A.S. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.32 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.32(a)**	Side letter agreement, dated September 30, 2011, to Memorandum of Understanding, dated June 17, 2011, between Airbus S.A.S. and JetBlue Airways Corporation—incorporated by reference to 10.32(a) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.33**	Airbus A320 Family Purchase Agreement, dated October 19, 2011, between Airbus S.A.S. and JetBlue Airways Corporation, including letter agreements 1-8, each dated as of same date.

10.34*	Agreement between Ed Barnes and JetBlue Airways Corporation, dated December 1, 2011.

10.35*	JetBlue Airways Corporation 2011 Crewmember Stock Purchase Plan.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries.

23	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

99.2	Letter of Approval from the City of Long Beach Department of Public Works, dated May 22, 2001, approving City Council Resolution C-27843 regarding Flight Slot Allocation at Long Beach Municipal Airport—incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensatory plans in which the directors and executive officers of JetBlue participate.

**	Pursuant to a Confidential Treatment Request under Rule 24b-2 filed with and approved by the SEC, portions of this exhibit have been omitted.

***	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Documents substantially identical in all material respects to the document filed as Exhibit 4.4 to our Current Report on Form 8-K dated March 24, 2004 (which exhibit relates to formation of JetBlue Airways Pass Through Trust, Series 2004-1G-1-O and the issuance of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Trust, Series 2004-1G-1-O, Pass Through Certificates) have been entered into with respect to formation of each of JetBlue Airways Pass Through Trusts, Series 2004-1G-2-O and Series 2004-1C-O and the issuance of each of Three-Month LIBOR plus 0.420% JetBlue Airways Pass Through Trust, Series 2004-1G-2-O and Three-Month LIBOR plus 4.250% JetBlue Airways Pass Through Trust, Series 2004-1C-O. Pursuant to Instruction 2 of Item 601 of Regulation S-K, Exhibit 99.1, incorporated by reference to our Current Report on Form 8-K dated March 24, 2004, sets forth the terms by which such substantially identical documents differ from Exhibit 4.7(c).

(2)	Documents substantially identical in all material respects to the document filed as Exhibit 4.14 our Current Report on Form 8-K dated March 24, 2004 (which exhibit relates to an above-cap liquidity facility provided on behalf of the JetBlue Airways Corporation Pass Through Trust 2004-1G-1-O) have been entered into with respect to the above-cap liquidity facilities provided on behalf of the JetBlue Airways Corporation Pass Through Trust 2004-1G-2-O and the JetBlue Airways Corporation Pass Through Trust 2004-1C-O. Pursuant to Instruction 2 of Item 601 of Regulation S-K, Exhibit 99.2, incorporated by reference to our Current Report on Form 8-K dated March 24, 2004, sets forth the terms by which such substantially identical documents differ from Exhibit 4.7(m).

(3)	Documents substantially identical in all material respects to the document filed as Exhibit 4.4 to our Current Report on Form 8-K dated November 9, 2004 (which exhibit relates to formation of JetBlue Airways Pass Through Trust, Series 2004-2G-1-O and the issuance of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Trust, Series 2004-2G-1-O, Pass Through Certificates) have been entered into with respect to formation of each of the JetBlue Airways Pass Through Trusts, Series 2004-2G-2-O and Series 2004-2C-O and the issuance of each of Three-Month LIBOR plus 0.450% JetBlue Airways Pass Through Trust, Series 2004-2G-2-O and Three-Month LIBOR plus 3.100% JetBlue Airways Pass Through Trust, Series 2004-2C-O. Pursuant to Instruction 2 of Item 601 of Regulation S-K, Exhibit 99.1, incorporated by reference to our Current Report on Form 8-K dated November 9, 2004, sets forth the terms by which such substantially identical documents differ from Exhibit 4.8(c).

(4)	Documents substantially identical in all material respects to the document filed as Exhibit 4.14 to our Current Report on Form 8-K dated November 9, 2004 (which exhibit relates to an above-cap liquidity facility provided on behalf of the JetBlue Airways Corporation Pass Through Trust 2004-2G-1-O) have been entered into with respect to the above-cap liquidity facilities provided on behalf of the JetBlue Airways Corporation Pass Through Trust 2004-2G-2-O and the JetBlue Airways Corporation Pass Through Trust 2004-2C-O. Pursuant to Instruction 2 of Item 601 of Regulation S-K, Exhibit 99.2, incorporated by reference to our Current Report on Form 8-K dated November 9, 2004, sets forth the terms by which such substantially identical documents differ from Exhibit 4.8(m).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

JetBlue Airways Corporation

We have audited the consolidated financial statements of JetBlue Airways Corporation as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, and have issued our report thereon dated February 28, 2012 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(2) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York

February 28, 2012

S-1

JetBlue Airways Corporation

Schedule II—Valuation and Qualifying Accounts

(in thousands)

		Additions
Description	Balance at beginning of period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at end of period
Year Ended December 31, 2011
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$6,172	$7,017	$—	$5,603	(1)	$7,586
Allowance for obsolete inventory parts	3,636	1,026	—	776	(3)	3,886
Valuation allowance for deferred tax assets	20,672	254	—	54	(2)	20,872
Year Ended December 31, 2010
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$5,660	$7,471	$—	$6,959	(1)	$6,172
Allowance for obsolete inventory parts	3,373	1,018	—	755	(3)	3,636
Valuation allowance for deferred tax assets	24,631	—	—	3,959	(2)	20,672
Year Ended December 31, 2009
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$5,155	$2,099	$—	$1,594	(1)	$5,660
Allowance for obsolete inventory parts	4,184	830	—	1,641	(3)	3,373
Valuation allowance for deferred tax assets	25,579	—	—	948	(2)	24,631

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Attributable to recognition and write-off of deferred tax assets.

(3)	Inventory scrapped.

S-2