Form 10-Q
period 2012-03-31
JETBLUE AIRWAYS CORP
filed 2012-05-02
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 000-49728
JETBLUE AIRWAYS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	000-49728	87-0617894
(State of Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)
27-01 Queens Plaza North, Long Island City, New York 11101
(Address of principal executive offices)            (Zip Code)
(718) 286-7900
(Registrant’s telephone number, including area code)
118-29 Queens Boulevard, Forest Hills, New York 11375
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐           No ☑
As of March 31, 2012, there were 283,253,605 shares outstanding of the registrant’s common stock, par value $.01.

JetBlue Airways Corporation
FORM 10-Q
INDEX

Page #’s
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets — March 31, 2012 and December 31, 2011	3
Consolidated Statements of Operations — Three Months Ended March 31, 2012 and 2011	5
Condensed Consolidated Statements of Cash Flows — Three Months Ended March 31, 2012 and 2011	7
Notes to Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 6. Exhibits	26
EX-10.3.y
EX-10.3.z
EX-12.1
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$652	$673
Investment securities	573	553
Receivables, less allowance	138	101
Prepaid expenses and other	301	301
Total current assets	1,664	1,628
PROPERTY AND EQUIPMENT
Flight equipment	4,827	4,719
Predelivery deposits for flight equipment	149	154
	4,976	4,873
Less accumulated depreciation	864	827
	4,112	4,046
Other property and equipment	551	531
Less accumulated depreciation	214	207
	337	324
Assets constructed for others	561	561
Less accumulated depreciation	77	71
	484	490
Total property and equipment	4,933	4,860
OTHER ASSETS
Investment securities	—	38
Restricted cash	65	67
Other	481	478
Total other assets	546	583
TOTAL ASSETS	$7,143	$7,071

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$132	$148
Air traffic liability	794	627
Accrued salaries, wages and benefits	127	152
Other accrued liabilities	221	199
Short-term borrowings	—	88
Current maturities of long-term debt and capital leases	205	198
Total current liabilities	1,479	1,412
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	2,798	2,850
CONSTRUCTION OBLIGATION	520	526
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	409	392
Other	136	134
	545	526
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 900,000,000 shares authorized, 328,641,277 and 326,589,018 shares issued and 283,253,605 and 281,777,919 outstanding in 2012 and 2011, respectively	3	3
Treasury stock, at cost; 45,388,283 and 44,811,710 shares in 2012 and 2011, respectively	(11)	(8)
Additional paid-in capital	1,477	1,472
Retained earnings	335	305
Accumulated other comprehensive loss	(3)	(15)
Total stockholders’ equity	1,801	1,757
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,143	$7,071
See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended March 31,
	2012	2011
OPERATING REVENUES
Passenger	$1,096	$906
Other	107	106
Total operating revenues	1,203	1,012
OPERATING EXPENSES
Aircraft fuel and related taxes	433	353
Salaries, wages and benefits	255	235
Landing fees and other rents	66	57
Depreciation and amortization	61	56
Aircraft rent	33	34
Sales and marketing	47	45
Maintenance materials and repairs	88	52
Other operating expenses	131	135
Total operating expenses	1,114	967
OPERATING INCOME	89	45
OTHER INCOME (EXPENSE)
Interest expense	(45)	(44)
Capitalized interest	2	1
Interest income and other	3	4
Total other income (expense)	(40)	(39)
INCOME BEFORE INCOME TAXES	49	6
Income tax expense	19	3
NET INCOME	$30	$3
EARNINGS PER COMMON SHARE:
Basic	$0.11	$0.01
Diluted	$0.09	$0.01

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended March 31,
	2012	2011
Net income	$30	$3
Changes in fair value of derivative instruments, net of reclassifications into earnings	12	19
Total other comprehensive loss	12	19
Comprehensive income	$42	$22

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in millions)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30	$3
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	17	2
Depreciation	55	51
Amortization	9	8
Stock-based compensation	3	4
Collateral (paid) returned for derivative instruments	(1)	10
Changes in certain operating assets and liabilities	181	142
Other, net	(2)	11
Net cash provided by operating activities	292	231
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(169)	(116)
Predelivery deposits for flight equipment	(15)	(7)
Purchase of available-for-sale securities	(85)	(145)
Sale of available-for-sale securities	110	60
Purchase of held-to-maturity investments	(152)	(90)
Proceeds from the maturities of held-to-maturity investments	142	114
Other, net	(2)	(1)
Net cash used in investing activities	(171)	(185)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	2	—
Issuance of long-term debt	—	86
Repayment of long-term debt and capital lease obligations	(47)	(42)
Repayment of short-term borrowings and lines of credit	(88)	—
Other, net	(9)	(5)
Net cash provided by (used in) financing activities	(142)	39
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21)	85
Cash and cash equivalents at beginning of period	673	465
Cash and cash equivalents at end of period	$652	$550

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

Note 1 — Summary of Significant Accounting Policies
     Basis of Presentation: Our condensed consolidated financial statements include the accounts of JetBlue Airways Corporation and our subsidiaries, collectively “we” or the “Company”, with all intercompany transactions and balances having been eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with our 2011 audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, or our 2011 Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
Held-to-maturity investment securities: The contractual maturities of the corporate bonds we held as of March 31, 2012 were no greater than 12 months. We did not record any significant gains or losses on these securities during the three months ended March 31, 2012 or 2011. The estimated fair value of these investments approximated their carrying value as of March 31, 2012 and December 31, 2011.
The carrying values of investment securities consisted of the following at March 31, 2012 and December 31, 2011 (in millions):

	March 31, 2012	December 31, 2011
Available-for-sale securities
Certificates of deposit	$80	$70
Commercial paper	133	183
	213	253
Held-to-maturity securities
Corporate bonds	360	313
Government bonds	—	25
	360	338
Total	$573	$591

          New Accounting Pronouncements: On January 1, 2012, Accounting Standards Update 2011-05, or ASU 2011-05, amending the Comprehensive Income topic of the Codification, became effective. This update changes the requirements for the presentation of other comprehensive income, eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other things. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We have included a separate statement of comprehensive income in the accompanying condensed consolidated financial statements for the three months ended March 31, 2012 and 2011. In December 2011, the FASB issued ASU 2011-12, delaying the effective date of only the portion of ASU 2011-05 related to the presentation of reclassification adjustments out of accumulated other comprehensive income.

On January 1, 2012, ASU 2011-04, which amended the Fair Value Measurement topic of the Codification, became effective. The amendments in this update were intended to result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards, or IFRS. ASU 2011-04 expands and enhances current disclosures about fair value measurements and clarifies the FASB’s intent about the application of existing fair value measurement requirements in certain circumstances. We adopted these amendments prospectively on January 1, 2012.

In December 2011, the FASB issued ASU 2011-11, amending the Balance Sheet topic of the Codification. This update enhances the disclosure requirements regarding offsetting assets and liabilities. ASU 2011-11 requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. These amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013 and should be applied retrospectively. We will evaluate any instruments and transactions, including derivative instruments, which are eligible for offset but we do not expect the adoption of this standard will have a material impact on our consolidated financial statements or notes thereto.

Note 2 — Share-Based Compensation

2011 Incentive Compensation Plan: During the three months ended March 31, 2012, we granted approximately 2.3 million restricted stock units under the 2011 Incentive Compensation Plan, at a weighted average grant date fair value of $5.86 per share. At March 31, 2012, 2.4 million restricted stock units were unvested with a weighted average grant date fair value of $5.84 per share.
     Amended and Restated 2002 Stock Incentive Plan: At March 31, 2012, 2.5 million restricted stock units were unvested with a weighted average grant date fair value of $5.85 per share.

Note 3 — Long-term Debt, Short-term Borrowings, and Capital Lease Obligations
Unsecured Revolving Credit Facility
During the three months ended March 31, 2012, we made payments of $88 million on our corporate purchasing line with American Express, which may only be used for the purchase of jet fuel. In March 2012, we amended this corporate purchasing line, updating certain terms and limitations and extending the term through January 5, 2015. As of March 31, 2012, we did not have a balance outstanding under this revolving credit facility.
Other Indebtedness
Aircraft, engines and other equipment and facilities having a net book value of $3.67 billion at March 31, 2012 were pledged as security under various loan agreements.
Our outstanding long-term debt and capital lease obligations were reduced by $45 million as a result of principal payments made during the three months ended March 31, 2012. At March 31, 2012, the weighted average interest rate of all of our long-term debt was 4.7% and scheduled maturities were $153 million for the remainder of 2012, $397 million in 2013, $576 million in 2014, $262 million in 2015, $460 million in 2016 and $1.15 billion thereafter.
The carrying amounts and estimated fair values of our long-term debt at March 31, 2012 and December 31, 2011 were as follows (in millions):

	March 31, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Public Debt
Floating rate enhanced equipment notes
Class G-1, due through 2016	$194	$178	$202	$185
Class G-2, due 2014 and 2016	373	319	373	316
Class B-1, due 2014	49	47	49	47
Fixed rate special facility bonds, due through 2036	83	80	83	76
6.75% convertible debentures due in 2039	162	204	162	214
5.5% convertible debentures due in 2038	123	155	123	162

Non-Public Debt
Floating rate equipment notes, due through 2025	728	699	743	712
Fixed rate equipment notes, due through 2026	1,173	1,253	1,192	1,293

Total	$2,885	$2,935	$2,927	$3,005
The estimated fair values of our publicly held long-term debt are classified as Level 2 in the fair value hierarchy. The fair values of our enhanced equipment notes and our special facility bonds were based on quoted market prices in markets that are actively traded with low volumes. The fair value of our convertible debentures were based upon other observable market inputs since they are not actively traded. The fair value of our non-public debt was estimated using discounted cash flow analysis based on our borrowing rates for instruments with similar terms and therefore classified as Level 3 in the fair value hierarchy.
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

Note 4 — Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting. A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes, for the three months ended March 31, 2012 is as follows (in millions):

	Aircraft Fuel Derivatives	Interest Rate Swaps	Total
Beginning accumulated gains (losses), at December 31, 2011	$(3)	$(12)	$(15)
Reclassifications into earnings	(6)	1	(5)
Change in fair value	18	(1)	17
Ending accumulated gains (losses), at March 31, 2012	$9	$(12)	$(3)

Note 5 — Earnings Per Share
The following table shows how we computed basic and diluted earnings per common share (dollars in millions; share data in thousands):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income	$30	$3
Effect of dilutive securities:
Interest on convertible debt, net of income taxes and profit sharing	2	—
Net income applicable to common stockholders after assumed conversions for diluted earnings per share	$32	$3
Denominator:
Weighted average shares outstanding for basic earnings per share	281,206	277,261
Effect of dilutive securities:
Employee stock options	1,044	2,081
Convertible debt	60,575	—
Adjusted weighted average shares outstanding and assumed conversions for diluted earnings per share	342,825	279,342

	Three Months Ended March 31,
	2012	2011
Shares excluded from EPS calculation (in millions):
Shares issuable upon conversion of our convertible debt as assumed conversion would be antidilutive	—	68.6
Shares issuable upon exercise of outstanding stock options or vesting of restricted stock units as assumed exercise would be antidilutive	23.6	23.9

As of March 31, 2012, a total of approximately 1.4 million shares of our common stock, which were lent to our share borrower pursuant to the terms of our share lending agreement, as described more fully in Note 2 to our 2011 Form 10-K, were issued and outstanding for corporate law purposes. Holders of the borrowed shares have all the rights of a holder of our common stock. However, because the share borrower must return all borrowed shares to us (or identical shares or, in certain circumstances of default by the counterparty, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings per share. The fair value of similar common shares not subject to our share lending arrangement, based upon our closing stock price at March 31, 2012, was approximately $7 million.

Note 6 — Employee Retirement Plan
We sponsor a retirement savings 401(k) defined contribution plan, or the Plan, covering all of our employees. Another component of the Plan is a profit sharing contribution for eligible non-management employees. Our contributions expensed for the Plan for the three months ended March 31, 2012 and 2011 were $17 million and $16 million, respectively.

Note 7 — Commitments and Contingencies
As of March 31, 2012, our firm aircraft orders consisted of 20 Airbus A320 aircraft, 30 Airbus A321 aircraft, 40 Airbus A320 new engine option, or A320neo aircraft, 33 EMBRAER E190 aircraft and 14 spare engines scheduled for delivery through 2021. Committed expenditures for these aircraft, including the related flight equipment and estimated amounts for contractual price escalations and predelivery deposits, were approximately $310 million for the remainder of 2012, $440 million in 2013, $560 million in 2014, $760 million in 2015, $755 million in 2016 and $2.73 billion thereafter.
During 2011, we deferred seven EMBRAER 190 aircraft previously scheduled for delivery in 2013 and 2014 to 2018. Some or all of these deferred aircraft may either be returned to their previously committed to delivery dates or cancelled and subject to cancellation fees if we elect not to further amend our purchase agreement prior to July 31, 2012 to order a new EMBRAER 190 variant, if developed.

As of March 31, 2012, we had approximately $33 million of restricted assets pledged under standby letters of credit related to certain of our leases which will expire at the end of the related lease terms. Additionally, we had $18 million pledged related to our workers compensation insurance policies and other business partner agreements, which will expire according to the terms of the related policies or agreements.
Legal Matters
Occasionally, we are involved in various claims, lawsuits, regulatory examinations, investigations and other legal matters arising, for the most part, in the ordinary course of business.  An increasing number of claims are being made as we have become a more mature company.  The outcome of litigation and other legal matters is always uncertain.  The Company believes that it has valid defenses to the legal matters currently pending against it, is defending itself vigorously and has recorded accruals determined in accordance with GAAP, where appropriate.  In making a determination regarding accruals, using available information, we evaluate the likelihood of an unfavorable outcome in legal or regulatory proceedings to which we are a party to and record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These judgments are subjective, based on the status of such legal or regulatory proceedings, the merits of our defenses and consultation with legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from our current estimates. It is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to our consolidated results of operations, liquidity or financial condition.
To date, none of these types of litigation matters, most of which are typically covered by insurance, has had a material impact on our operations or financial condition. We have insured and continue to insure against most of these types of claims. A judgment on any claim not covered by, or in excess of, our insurance coverage could materially adversely affect our financial condition or results of operations.
DOT tarmac delay. As described more fully in our 2011 Form 10-K, the Department of Transportation, or DOT, is currently investigating our diversion of five flights to Hartford, CT's Bradley International Airport, or Bradley, in October 2011 due to winter weather and the failure of major navigational equipment at New York City, or NYC, area airports.  Once on the ground, these five aircraft were each held on the tarmac in excess of three hours with customers and crew on board, a time limit which is beyond the limits proscribed by the DOT's Tarmac Delay Rule. As result, the FAA has the statutory authority in this matter to assess monetary penalties against JetBlue of approximately $15 million.  Due to the circumstances surrounding the October 2011 day in question, including the unexpected weather conditions, the condition of NYC area airports as well as Bradley, and the overall air traffic conditions on that day, as well as the discretion granted to the DOT by the regulation, we are unable to determine whether a fine will be assessed, and if so, the amount of such fine. We have issued compensation to the impacted customers in accordance with our Customer Bill of Rights, and are fully complying with all requests made by the DOT in the course of the investigation. We do not know when a final determination by the DOT will be made.
Call center litigation. In January 2011, JetBlue was served with a complaint in Los Angeles Superior Court alleging invasion of privacy and violation of the California Penal Code Section 630 by plaintiff Lee Cheifer and “other similarly situated individuals.”  This claim, which seeks certification of a California state-wide class of plaintiffs, alleges that JetBlue violated customer rights to privacy by not informing individuals who dialed certain JetBlue customer service numbers that such calls and interactions with customer service representatives may be recorded. The claim further states that affected callers may be entitled to statutory penalties of the greater of $5,000 or three times provable damages per violation.
The case is presently stayed. The lower Court's order denying our motion to dismiss is being reviewed under Federal preemption grounds. A hearing on the order to show cause is at presently scheduled for June 2012. The parties have agreed to mediate the case in May 2012 and are engaged in settlement discussions. Other reported settlements of similarly situated claims were less than approximately $12 million. The Company plans to vigorously defend against Plaintiff's claims and believes it has meritorious defenses to all or part of the claims asserted; however, the ultimate resolution of this complaint, including whether or not it will be certified as a class action, is uncertain at this time.

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
     Aircraft fuel derivatives: We attempt to obtain cash flow hedge accounting treatment for each aircraft fuel derivative that we enter into. This treatment is provided for under the Derivatives and Hedging topic of the Codification, which allows for gains and losses on the effective portion of qualifying hedges to be deferred until the underlying planned jet fuel consumption occurs, rather than recognizing the gains and losses on these instruments into earnings during each period they are outstanding. The effective portion of realized aircraft fuel hedging derivative gains and losses is recognized in aircraft fuel expense in the period the underlying fuel is consumed.
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
Our current approach to fuel hedging is to enter into hedges on a discretionary basis without a specific target of hedge percentage needs in order to provide a form of insurance, when possible, against significant and severe volatility in fuel prices.
The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of March 31, 2012 related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

	Heating oil collars	Jet fuel collars	Jet fuel swap agreements	Total
Second Quarter 2012	7%	6%	7%	20%
Third Quarter 2012	6%	3%	6%	15%
Fourth Quarter 2012	7%	1%	7%	15%

During 2012, we also entered into basis swaps to be settled later in 2012, which we did not designate as cash flow hedges for accounting purposes and as a result we adjust their fair value through earnings each period based on their current fair value. As of March 31, 2012, the fair value recorded for these contracts was immaterial.
As of December 31, 2011, we determined that the correlation between WTI crude oil and jet fuel had significantly deteriorated and the requirements for continuing hedge accounting treatment were no longer satisfied. As such, we prospectively discontinued hedge accounting treatment on all of our then outstanding WTI crude oil cap agreements and WTI crude oil collars, which represent approximately 6% of our total 2012 forecasted fuel consumption. The forecasted fuel consumption, for which these transactions were designated as cash flow hedges, is still expected to occur; therefore, the $3 million of losses deferred in accumulated other comprehensive income as of December 31, 2011 related to these contracts will remain deferred until the forecasted fuel consumption occurs. Any incremental increase or decrease in the value of these contracts will be recognized in interest income and other in each period during 2012 until the contracts settle. During the three months ended March 31, 2012, we recorded approximately $1 million in gains in interest income and other related to the change in value of these contracts.
     Interest rate swaps: The interest rate hedges we had outstanding as of March 31, 2012 effectively swap floating rate for fixed rate, taking advantage of lower borrowing rates in existence at the time of the hedge transaction as compared to the date our original debt instruments were executed. As of March 31, 2012, we had $361 million in notional debt outstanding related to these swaps, which cover certain interest payments through August 2016. The notional amount decreases over time to match scheduled repayments of the related debt.
All of our outstanding interest rate swap contracts qualify as cash flow hedges in accordance with the Derivatives and Hedging topic of the Codification. Since all of the critical terms of our swap agreements match the debt to which they pertain, there was no ineffectiveness relating to these interest rate swaps in 2012 or 2011, and all related unrealized losses were deferred in accumulated other comprehensive income. We recognized approximately $2 million in additional interest expense as the related interest payments were made in each of the three months ended March 31, 2012 and 2011.
Any outstanding derivative instrument exposes us to credit loss in the event of nonperformance by the counterparties to the agreements, but we do not expect that any of our seven counterparties will fail to meet their obligations. The amount of such credit exposure is generally the fair value of our outstanding contracts for which we are in a receivable position. To manage credit risks, we select counterparties based on credit assessments, limit our overall exposure to any single counterparty and monitor the market position with each counterparty. Some of our agreements require cash deposits if market risk exposure exceeds a specified threshold amount.
The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts. Our policy is to offset the liabilities represented by these contracts with any cash collateral paid to the counterparties. We did not have any collateral posted related to our outstanding fuel hedge contracts at March 31, 2012 or December 31, 2011. We had $21 million and $20 million posted in collateral related to our interest rate derivatives which offset the hedge liability in other current liabilities at March 31, 2012 and December 31, 2011, respectively.
The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

	As of
	March 31, 2012	December 31, 2011
Fuel derivatives
Asset fair value recorded in prepaid expenses and other (1)	$11	$6
Asset fair value of de-designated hedges recorded in prepaid expenses and other (1)	5	—
Liability fair value recorded in other accrued liabilities (1)	—	10
Longest remaining term (months)	9	12
Hedged volume (barrels, in thousands)	2,205	3,540
Estimated amount of existing gains (losses) expected to be reclassified into earnings in the next 12 months	13	(6)
Interest rate derivatives
Liability fair value recorded in other long term liabilities (2)	19	20
Estimated amount of existing gains (losses) expected to be reclassified into earnings in the next 12 months	(11)	(10)

	Three Months Ended March 31,
	2012	2011
Fuel derivatives
Hedge effectiveness gains (losses) recognized in aircraft fuel expense	$9	$2
Gains (losses) on derivatives not qualifying for hedge accounting recognized in other income (expense)	1	2
Hedge gains (losses) on derivatives recognized in comprehensive income, (see Note 4)	29	32
Percentage of actual consumption economically hedged	26%	37%
Interest rate derivatives
Hedge gains (losses) on derivatives recognized in comprehensive income, (see Note 4)	1	—
Hedge gains (losses) on derivatives recognized in interest expense	(2)	(2)
____________________________

(1)	Gross asset or liability of each contract prior to consideration of offsetting positions with each counterparty.

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of March 31, 2012 and December 31, 2011 (in millions).

	As of March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$533	$—	$—	$533
Restricted cash	4	—	—	4
Available-for-sale investment securities	—	213	—	213
Aircraft fuel derivatives	—	16	—	16
	$537	$229	$—	$766
Liabilities
Interest rate swap	$—	$—	$19	$19
	$—	$—	$19	$19

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$555	$—	$—	$555
Restricted cash	4	—	—	4
Available-for-sale investment securities	—	253	—	253
Aircraft fuel derivatives	—	5	—	5
	$559	$258	$—	$817
Liabilities
Aircraft fuel derivatives	$—	$9	$—	$9
Interest rate swap	—	—	20	20
	$—	$9	$20	$29

Refer to Note 3 for fair value information related to our outstanding debt obligations as of March 31, 2012 and December 31, 2011. The following tables reflect the activity for the major classes of our assets and liabilities measured at fair value on a recurring basis using level 3 inputs (in millions) for the three months ended March 31, 2012 and 2011:

Interest Rate Swaps
Balance as of December 31, 2011	$(20)
Total gains or (losses), realized or unrealized
Included in earnings	—
Included in comprehensive income	(1)
Settlements	2
Balance as of March 31, 2012	$(19)

Balance as of December 31, 2010	$(23)
Total gains or (losses), realized or unrealized
Included in earnings	—
Included in comprehensive income	—
Settlements	2
Balance as of March 31, 2011	$(21)

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
     Available-for-sale investment securities: Included in our available-for-sale investment securities are certificates of deposit and commercial paper with original maturities greater than 90 days but less than one year. The fair values of these instruments are based on observable inputs in non-active markets which are therefore classified as Level 2 in the hierarchy. We did not record any significant gains or losses on these securities during the three months ended March 31, 2012.
     Interest Rate Swaps: The fair values of our interest rate swaps are initially based on inputs received from the counterparty. These values were corroborated by adjusting the active swap indications in quoted markets for similar terms (6 — 8 years) for the specific terms within our swap agreements. Since some of these inputs were not observable, they are classified as level 3 inputs in the hierarchy. The significant unobservable input used in this fair value measurement is implied volatility. Holding other inputs constant, a significant increase or decrease in implied volatility could result in a significantly higher or lower fair value measurement for our interest rate swaps.
     Aircraft fuel derivatives: Our jet fuel swaps, heating oil, crude oil and jet fuel collars, and crude oil caps are not traded on public exchanges. Their fair values are determined using a market approach based on inputs that are readily available from public markets for commodities and energy trading activities; therefore, they are classified as level 2 inputs. The data inputs are combined into quantitative models and processes to generate forward curves and volatilities related to the specific terms of the underlying hedge contracts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Outlook
Amid uncertain economic conditions and continuing pressure from volatile fuel prices, we experienced a relatively strong pricing environment in the first quarter of 2012, which allowed us to fully offset the increased fuel prices with higher revenues driven by a 7% increase in average fares. Despite a 10% increase in average fuel prices compared to the first quarter of 2011, our operating margin in the first quarter of 2012 increased 3.0 points. We believe our network strategy is working, particularly in key markets such as Boston and the Caribbean, which contributed to our successful first quarter results. We believe our growth is being done responsibly, evidenced by the combination of a 12% increase in capacity while yield grew 6% compared to the prior year and load factor increased by 1.5 points. Our overall strategy remains focused on strengthening our culture, offerings, and foundations to improve the JetBlue Experience for our employees, customers, and shareholders.
We are optimistic that demand for air travel will remain resilient for the remainder of 2012 and we are encouraged by the continued strength of demand for our product. In order to benefit from this demand and pricing environment, we must remain focused on maintaining a competitive cost structure that will enable our continued profitable growth. We believe our solid liquidity and foundations position us well. We are committed to growing on a sustainable basis, generating positive free cash flow and appropriate returns for our owners.
We continue to leverage our presence as the largest domestic carrier at both New York's John F. Kennedy Airport, or JFK, and Boston's Logan International Airport, or Boston. We further expanded our valuable and growing portfolio of commercial airline partnerships. We added three new airline partners during the first quarter and in April 2012, we added one additional airline partner as well as introducing one-way codeshares for some of our existing airline partners. We plan to introduce more commercial airline partnerships throughout 2012, as we believe this enables us to gain new customers and expand the scope of our network for our existing customers, while helping us to balance the high seasonality created by our significant leisure travel base. Building our relevance to the business customer, which we measure as the percentage of customer preferred non-stop trips we serve, is another key aspect of attracting customer loyalty, balancing customer mix, and increasing revenues. We believe our relevance in Boston has increased significantly over the past few years and we are committed to further increasing our relevance to this important customer base. Our new service to Dallas/Fort Worth, Texas from Boston begins in May 2012. We are also committed to the Caribbean region and further expansion into Central and South America, where we see potential for profitable growth. Particularly, San Juan, Puerto Rico remains an important part of our network. We recently announced our future move into new and larger facilities in San Juan, which we believe will allow us to efficiently accommodate future growth and improve the overall customer experience.
We realize successful execution of our network strategy and expanded offerings demands low costs. While fuel costs remain volatile and are beyond our control, we are focused on those costs within our control. We remain particularly focused on actively managing maintenance costs. Our fleet continues to age, with an average fleet age of 6.2 years as of March 31, 2012, which results in the need for more significant repairs and routine maintenance. During the quarter, we amended the contract with one of our key engine maintenance providers to better align maintenance costs with work being performed over the next few years. However, another one of our maintenance providers liquidated under local law during the first quarter, which will result in higher maintenance costs than originally expected for much of 2012 as we seek alternative repair providers. We expect our operating aircraft to consist of 127 Airbus A320 aircraft and 53 EMBRAER 190 aircraft at the end of 2012.
The price and availability of aircraft fuel, which is our single largest operating expense comprising nearly 40% of total operating expenses, are extremely volatile due to global economic and geopolitical factors that we can neither control nor accurately predict. Our diversified fuel hedge portfolio is intended to provide a form of insurance against some of the price volatility, and we will continue to manage the volume and variety of fuel hedge contracts in a prudent manner. We hedged a total of 42% of our first quarter 2012 fuel consumption. As of March 31, 2012, we had outstanding fuel hedge contracts covering approximately 26% of our forecasted consumption for the second quarter of 2012 and 26% for the full year 2012. We will continue to monitor fuel prices closely and expect to take advantage of fuel hedging opportunities in order to provide some protection against sudden and significant increases in fuel prices.
We expect our full-year operating capacity to increase approximately 6% to 8% as compared to 2011 primarily as a result of our growth in the Caribbean and Latin America regions including San Juan, Puerto Rico and the addition of four EMBRAER 190 and seven Airbus A320 aircraft to our operating fleet. Assuming fuel prices of $3.30 per gallon, including fuel taxes and net of effective hedges, our cost per available seat mile for 2012 is expected to increase between 3.5% and 5.5% over 2011. This expected increase is primarily a result of higher maintenance costs.

Results of Operations
Our operating revenue per available seat mile for the quarter increased 6% over the same period in 2011. Our average fares for the quarter increased 7% as compared to 2011 to $160, and our load factor increased 1.5 points to 82.9% from a year ago.

Our on-time performance, defined by the Department of Transportation, or DOT, as arrival within 14 minutes of schedule, was 81.9% in the first quarter of 2012 compared to 67.5% for the same period in 2011; our completion factor was 99.8% and 96.5% in 2012 and 2011, respectively. This high completion factor was largely a result of an extremely mild winter and good operating conditions in the Northeast. As a result, we flew more ASMs than expected, improving our cost per available seat mile, excluding fuel, during the quarter.
Three Months Ended March 31, 2012 and 2011
We reported net income of $30 million for the three months ended March 31, 2012, compared to $3 million for the three months ended March 31, 2011. Diluted earnings per share were $0.09 for the first quarter of 2012 compared to $0.01 for 2011. Our operating income for the three months ended March 31, 2012 was $89 million compared to $45 million for the same period last year, and our pre-tax margin increased 3.4 points from 2011 to 4.0%.
     Operating Revenues. Operating revenues increased 19%, or $191 million, over the same period in 2011, primarily due to a 21%, or $190 million, increase in passenger revenues. The increase in passenger revenues was largely attributable to a 12% increase in capacity along with an 6% increase in yield as compared to the first quarter of 2011. Revenue from our Even More offering increased approximately $11 million.
Other revenue increased 1%, or $1 million, primarily due to a $4 million increase in change fees, a $3 million increase in baggage fees, and a $2 million increase in marketing related revenues. These increases were offset by $9 million recognized in 2011 related to our co-branded credit card agreement guarantees.
     Operating Expenses. Operating expenses increased 15%, or $147 million, over the same period in 2011, primarily due to higher fuel prices and increased maintenance costs. Operating capacity increased 12% to 9.54 billion available seat miles. Operating expenses per available seat mile increased 3% to 11.69 cents for the three months ended March 31, 2012. Excluding fuel, our cost per available seat mile for the three months ended March 31, 2012 was 1% lower compared to the same period in 2011. A majority of our operating expenses have decreased on a unit basis due to the increase in capacity resulting from a higher than expected completion factor during the first quarter of 2012.
In detail, operating costs per available seat mile were as follows (percent changes are based on unrounded numbers):

	Three Months Ended March 31,
	2012	2011	Percent Change
	(in cents)
Operating expenses:
Aircraft fuel and related taxes	4.54	4.15	9.6%
Salaries, wages and benefits	2.68	2.76	(3.2)%
Landing fees and other rents	0.70	0.67	4.1%
Depreciation and amortization	0.64	0.66	(2.8)%
Aircraft rent	0.35	0.40	(12.2)%
Sales and marketing	0.49	0.53	(7.8)%
Maintenance materials and repairs	0.92	0.62	49.5%
Other operating expenses	1.37	1.58	(13.3)%
Total operating expenses	11.69	11.37	2.8%

Aircraft fuel expense increased 23%, or $80 million, due to a 10% increase in average fuel cost per gallon, or $40 million after the impact of fuel hedging, and an increase of 13 million gallons of aircraft fuel consumed, resulting in $40 million in additional fuel expense. We recorded $9 million in gains upon settlement of fuel hedges during the first quarter of 2012 versus $2 million in fuel hedge gains during the same period in 2011. Our average fuel cost per gallon was $3.25 for the first quarter of 2012 compared to $2.94 for the first quarter of 2011. Cost per available seat mile increased 10% primarily due to the increase in fuel price.
Salaries, wages and benefits increased 9%, or $20 million, primarily due to a 5% increase in the average number of full-time equivalent employees needed to support our growth plans, a pilot pay increase and the increasing seniority levels of our crewmembers.

Landing fees and other rents increased 17%, or $9 million, primarily due to a 12% increase in departures over 2011. Airport rental rates increased due to increased per passenger rates in existing markets particularly in our larger focus cities and the opening of four new cities since the first quarter of 2011. Cost per available seat mile increased 4% primarily due to the increased departures.
Depreciation and amortization increased 9%, or $5 million, primarily due to having an average of 110 owned and capital leased aircraft in 2012 compared to 101 in 2011.
Sales and marketing expense increased 3%, or $2 million, due to higher credit card fees resulting from the increased average fares, which were offset by lower advertising costs. On a cost per available seat mile basis, sales and marketing expense decreased 8% primarily due to lower advertising costs.
Maintenance, materials, and repairs increased 68%, or $36 million, due to 8.9 additional average operating aircraft in 2012 compared to the same period in 2011, the gradual aging of our fleet, which has resulted in more heavy maintenance checks. Additionally, we had more unscheduled EMBRAER E190 engine removals than expected. As of March 31, 2012, our oldest operating aircraft had an age of 12.3 years and the average age of our fleet increased to 6.2 years compared to 5.5 years as of March 31, 2011. Maintenance expense is expected to increase significantly as our fleet ages, resulting in the need for additional repairs over time. Cost per available seat mile increased 49% primarily due to the gradual aging of our fleet.
Other operating expenses decreased 3%, or $4 million, primarily due to an $8 million gain related to the termination of a customer contract for LiveTV. This increase was offset by increased professional services fees. Certain variable costs decreased year over year as result of the mild winter weather conditions experienced during the first quarter of 2012; however, other variable costs increased as result of the increased departures. Cost per available seat mile decreased 13% primarily due to the gain recorded on the termination of LiveTV's customer contract.
     Other Income (Expense). Interest income and other decreased $1 million, primarily due to fair market value adjustments on derivative instruments not classified as cash flow hedges, which totaled $1 million in gains in 2012 compared to $2 million in gains in 2011. Accounting ineffectiveness on our crude and heating oil derivative instruments classified as cash flow hedges was insignificant in both 2012 and 2011. We are unable to predict what the amount of ineffectiveness will be related to these instruments, or the potential loss of hedge accounting, which is determined on a derivative-by-derivative basis, due to the volatility in the forward markets for these commodities.
The following table sets forth our operating statistics for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011	Percent Change

Operating Statistics:
Revenue passengers (thousands)	6,853	6,039	13.5%
Revenue passenger miles (millions)	7,908	6,924	14.2
Available seat miles (ASMs) (millions)	9,536	8,511	12.0
Load factor	82.9%	81.4%	1.5	pts.
Aircraft utilization (hours per day)	11.6	11.3	3.5

Average fare	$159.93	$150.02	6.6
Yield per passenger mile (cents)	13.86	13.08	5.9
Passenger revenue per ASM (cents)	11.49	10.64	8.0
Operating revenue per ASM (cents)	12.62	11.89	6.1
Operating expense per ASM (cents)	11.69	11.37	2.8
Operating expense per ASM, excluding fuel (cents)	7.15	7.22	(1.0)
Airline operating expense per ASM (cents) (1)	11.59	11.17	3.7

Departures	63,546	56,706	12.1
Average stage length (miles)	1,077	1,075	0.2
Average number of operating aircraft during period	170.3	161.4	5.6
Average fuel cost per gallon	$3.25	$2.94	10.3
Fuel gallons consumed (millions)	133	120	11.2
Full-time equivalent employees at period end (1)	11,965	11,281	6.1
__________________________

(1)	Excludes operating expenses and employees of LiveTV, LLC, which are unrelated to our airline operations.

Although we experienced significant revenue growth in the first quarter of 2012, this trend may not continue. We expect our expenses to continue to increase as we acquire additional aircraft, as our fleet ages and as we expand the frequency of flights in existing markets and enter into new markets. Accordingly, the comparison of the financial data for the quarterly periods presented may not be meaningful. In addition, we expect our operating results to fluctuate significantly from quarter-to-quarter in the future as a result of various factors, many of which are outside of our control. Consequently, we believe quarter-to-quarter comparisons of our operating results may not necessarily be meaningful; you should not rely on our results for any one quarter as an indication of our future performance.

Liquidity and Capital Resources
The airline business is capital intensive. Our ability to successfully implement our growth strategy is largely dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business is dependent on maintaining sufficient liquidity. Including our American Express line of credit, which was undrawn at March 31, 2012, we believe we have adequate resources from a combination of cash and cash equivalents and investments securities on hand; cash generated from future operations is expected to be sufficient to enable us to meet our obligations as they become due.
At March 31, 2012, we had unrestricted cash and cash equivalents of $652 million and short-term investments of $573 million compared to cash and cash equivalents of $673 million and short term investments of $553 million at December 31, 2011. Cash flows from operating activities were $292 million and $231 million for the three months ended March 31, 2012 and 2011, respectively. The increase in operating cash flows reflects the 7% increase in average fares and 12% increase in capacity offset by the 10% higher price of fuel in 2012 compared to 2011. As of March 31, 2012, our unrestricted cash, cash equivalents and short-term investments as a percentage of trailing twelve months revenue was approximately 26%, which we believe is among the best in the industry. We rely primarily on operating cash flows to provide working capital for current and future operations.

As of March 31, 2012, we had six engines classified as held for sale. We expect to sell these engines for slight gains during the second quarter of 2012.
     Investing Activities. During the three months ended March 31, 2012, capital expenditures related to our purchase of flight equipment included $103 million for one Airbus A320 aircraft, two EMBRAER E190 aircraft and three spare engines, $15 million for flight equipment deposits and $5 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases, facilities improvements and LiveTV inventory were $61 million, which include $32 million for the 16 slots we purchased at LaGuardia International Airport and Ronald Reagan International Airport in 2011. Investing activities also included the net proceeds from the sale and maturities of $15 million in investment securities.
During the three months ended March 31, 2011, capital expenditures related to our purchase of flight equipment included $95 million for two Airbus A320 aircraft and one EMBRAER E190 aircraft, $7 million for flight equipment deposits and $7 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases, facilities improvements and LiveTV inventory, were $14 million. Investing activities also included the net purchase of $61 million in investment securities.
     Financing Activities. Financing activities for the three months ended March 31, 2012 consisted of (1) scheduled maturities of $47 million of debt and capital lease obligations, (2) the repayment of $88 million under our corporate purchasing line, (3) the repayment of $6 million in principal related to our construction obligation for Terminal 5 and (4) the acquisition of $3 million in treasury shares related to the withholding of taxes upon the vesting of restricted stock units.
We may in the future issue, in one or more public offerings, debt securities, pass-through certificates, common stock, preferred stock and/or other securities. At this time, we have no plans to sell any such securities.
Financing activities for the three months ended March 31, 2011 consisted of (1) scheduled maturities of $42 million of debt and capital lease obligations, (2) our issuance of $24 million in fixed rate equipment notes and $62 million in non-public floating rate equipment notes secured by two Airbus A320 aircraft and one EMBRAER E190 aircraft, (3) the repayment of $2 million in principal related to our construction obligation for Terminal 5 and (4) $3 million in treasury shares related to the withholding of taxes upon the vesting of restricted stock units.
     Working Capital. We had working capital of $185 million and $216 million at March 31, 2012 and December 31, 2011, respectively. Our working capital includes the fair value of our short term fuel hedge derivatives, which was an asset of $16 million and a net liability of $4 million at March 31, 2012 and December 31, 2011, respectively.
We have a corporate purchasing line with American Express, which allows us to borrow up to a maximum of $125 million for the purchase of jet fuel. Borrowings, which are to be paid monthly, are subject to a 6.9% annual interest rate subject to certain limitations. This borrowing facility will terminate no later than January 5, 2015. As of March 31, 2012, we did not have any borrowings outstanding under this revolving credit facility.
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
Our scheduled debt maturities are expected to increase over the next five years, with a scheduled peak in 2014 of nearly $600 million. We actively manage our balance sheet to manage these debt hurdles by pre-purchasing convertible debt and other outstanding debt when market conditions are favorable.
Contractual Obligations
Our noncancelable contractual obligations at March 31, 2012, include the following (in millions):

	Payments due in
	Total	2012	2013	2014	2015	2016	Thereafter
Long-term debt and capital lease obligations (1)	$3,716	$250	$519	$680	$351	$536	$1,380
Lease commitments	1,529	153	176	173	172	107	748
Flight equipment obligations	5,555	310	440	560	760	755	2,730
Financing obligations and other (2)	2,849	216	280	279	268	271	1,535
Total	$13,649	$929	$1,415	$1,692	$1,551	$1,669	$6,393
____________________________

(1)	Includes actual interest and estimated interest for floating-rate debt based on March 31, 2012 rates.

(2)	Amounts include noncancelable commitments for the purchase of goods and services.
We are subject to certain financial ratios for our unsecured line of credit with American Express, including a requirement to maintain certain cash and short term investment levels and a minimum earnings before income taxes, interest, depreciation and amortization, or EBITDA margin, as well as customary events of default. As of March 31, 2012, we were in compliance with these financial covenants. We are subject to certain collateral ratio requirements in our spare parts pass-through certificates and spare engine financing issued in November 2006 and December 2007, respectively. If we fail to maintain these collateral ratios, we are required to provide additional collateral or redeem some or all of the equipment notes so that the ratios are met. We currently have pledged as collateral a previously unencumbered spare engine with a carrying value of approximately $7 million in order to maintain these ratios.
We have approximately $33 million of restricted cash pledged under standby letters of credit related to certain of our leases which will expire at the end of the related lease terms.
As of March 31, 2012, we operated a fleet of 121 Airbus A320 aircraft and 51 EMBRAER 190 aircraft, of which 108 were owned, 60 were leased under operating leases and four were leased under capital leases. The average age of our operating fleet was 6.2 years at March 31, 2012. During 2011, we deferred seven EMBRAER 190 aircraft previously scheduled for delivery in 2013 and 2014 to 2018. Some or all of these deferred aircraft may either be returned to their previously committed to delivery dates or cancelled and subject to cancellation fees if we elect not to further amend our purchase agreement prior to July 31, 2012 to order a new EMBRAER 190 variant, if developed. As of March 31, 2012, we had on order 20 Airbus A320 aircraft, 30 Airbus A321 aircraft, 40 Airbus A320 neo aircraft and 33 EMBRAER 190 aircraft; with options to acquire 56 additional EMBRAER 190 aircraft as follows:

	Firm					Option
Year	Airbus A320	Airbus A321	Airbus A320 neo	EMBRAER 190	Total	EMBRAER 190

2012	6	—	—	2	8	—
2013	3	4	—	2	9	6
2014	—	9	—	2	11	10
2015	—	10	—	7	17	10
2016	3	7	—	8	18	10
2017	8	—	—	5	13	10
2018	—	—	10	7	17	10
2019	—	—	10	—	10	—
2020	—	—	10	—	10	—
2021	—	—	10	—	10	—
	20	30	40	33	123	56

Committed expenditures for our 123 firm aircraft and 14 spare engines include estimated amounts for contractual price escalations and predelivery deposits. Debt financing has been arranged for our EMBRAER E190 firm aircraft deliveries scheduled for 2012 as well as two of our Airbus A320 deliveries. We expect to pay cash for the remaining deliveries scheduled in 2012 and will only finance on favorable borrowing terms relative to our weighted average cost of debt. Although we believe that debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot give assurance that we will be able to secure financing on terms attractive to us, if at all. While these financings may or may not result in an increase in liabilities on our balance sheet, our fixed costs will increase significantly regardless of the financing method ultimately chosen. To the extent we cannot secure financing, we may be required to pay in cash, further modify our aircraft acquisition plans or incur higher than anticipated financing costs. Capital expenditures for facility improvements, spare parts, and ground purchases are expected to be approximately $170 million for the remainder of 2012.
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
Off-Balance Sheet Arrangements
None of our operating lease obligations are reflected on our balance sheet. Although some of our aircraft lease arrangements are variable interest entities, as defined in the Consolidations topic of the Codification, none of them require consolidation in our financial statements. The decision to finance these aircraft through operating leases rather than through debt was based on an analysis of the cash flows and tax consequences of each option and a consideration of our liquidity requirements and an assessment of future residual values. We are responsible for all maintenance, insurance and other costs associated with operating these aircraft; however, we have not made any residual value or other guarantees to our lessors.
We have determined that we hold a variable interest in, but are not the primary beneficiary of, certain pass-through trusts which are the purchasers of equipment notes issued by us to finance the acquisition of new aircraft and are held by such pass-through trusts. These pass-through trusts maintain liquidity facilities whereby a third party has agreed to make payments sufficient to pay up to 18 months of interest on the applicable certificates if a payment default occurs. The liquidity providers for the Series 2004-1 certificates and the spare parts certificates are Landesbank Hessen-Thüringen Girozentrale and Morgan Stanley Capital Services Inc. The liquidity providers for the Series 2004-2 certificates are Landesbank Baden-Württemberg and Citibank, N.A.
We use a policy provider to provide credit support on the Class G-1 and Class G-2 certificates. The policy provider has unconditionally guaranteed the payment of interest on the certificates when due and the payment of principal on the certificates no later than 18 months after the final expected regular distribution date. The policy provider is MBIA Insurance Corporation (a subsidiary of MBIA, Inc.). Financial information for the parent company of the policy provider is available at the SEC’s website at http://www.sec.gov or at the SEC’s public reference room in Washington, D.C.
We have also made certain guarantees and indemnities to other unrelated parties that are not reflected on our balance sheet, which we believe will not have a significant impact on our results of operations, financial condition or cash flows. We have no other off-balance sheet arrangements.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates included in our 2011 Form 10-K.
Other Information
         Forward-Looking Information. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which represent our management's beliefs and assumptions concerning future events. When used in this document and in documents incorporated herein by reference, the words "expects," “plans,” "anticipates," “indicates,” "believes," “forecast,” “guidance,” “outlook,” “may,” “will,” “should,” “seeks,” “targets” and similar expressions are intended to identify forward -looking statements. Forward-looking statements involve risks, uncertainties and assumptions, and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including, without limitation, our extremely competitive industry; increases and volatility in fuel prices, increases in maintenance costs and interest rates; our ability to implement our growth strategy; our significant fixed obligations and substantial indebtedness; our ability to attract and retain qualified personnel and maintain our culture as we grow; our reliance on high daily aircraft utilization; our dependence on the New York metropolitan market and the effect of increased congestion in this market; our reliance on automated systems and technology; our being subject to potential unionization, work stoppages, slowdowns or increased labor costs; our reliance on a limited number of suppliers; our presence in some international emerging markets that may experience political or economic instability or may subject us to legal risk; reputational and business risk from information security breaches; a negative impact on the JetBlue brand; the long term nature of our fleet order book; changes in or additional government rules, regulations or laws; changes in our industry due to other airlines' financial condition; the impact on our growth because of economic difficulties in Europe through a continuance of the economic recessionary conditions in the U.S. or a further economic downturn leading to a continuing or accelerated decrease in demand for domestic and business air travel; and external geopolitical events and conditions. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change prior to the end of each quarter or year. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.
Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. You should understand that many important factors, in addition to those discussed or incorporated by reference in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Potential factors that could affect our results include, in addition to others not described in this report, those described in Item 1A of our 2011 Form 10-K under "Risks Related to JetBlue" and "Risks Associated with the Airline Industry" and part II of this Report. In light of these risks and uncertainties, the forward-looking events discussed in this Report might not occur.
Where You Can Find Other Information
Our website is www.jetblue.com. Information contained on our website is not part of this Report. Information that we furnish or file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments or exhibits included in these reports are available for download, free of charge, on our website soon after such reports are filed with or furnished to the SEC. Our SEC filings, including exhibits filed therewith, are also available at the SEC's website at www.sec.gov. You may obtain and copy any document we furnish or file with the SEC at the SEC's public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC's public reference facilities by calling the SEC at 1-800-SEC-0330. You may request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2011 Form 10-K, except as follows:
     Aircraft Fuel. As of March 31, 2012, we had hedged approximately 21% of our expected remaining 2012 fuel requirements using jet fuel swaps and collars, heating oil collars, and crude oil caps and collars. Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the March 31, 2012, cost per gallon of fuel, including the effects of our fuel hedges. Based on our projected nine month fuel consumption, such an increase would result in an increase to annual aircraft fuel expense of approximately $190 million, compared to an estimated $167 million for 2011 measured as of March 31, 2011. See Note 8 to our unaudited condensed consolidated financial statements for additional information.
     Fixed Rate Debt. On March 31, 2012, our $285 million aggregate principal amount of convertible debt had an estimated fair value of $359 million, based on quoted market prices.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) that are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.
In connection with the preparation of this Report, our Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on, and as of the date of, that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2012.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the fiscal quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
In the ordinary course of our business, we are party to various legal proceedings and claims which we believe are incidental to the operation of our business. Refer to Note 7-Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.
The following is an update to Item 1A Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2011, or our 2011 Form 10-K. For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to our 2011 Form 10-K.

Risks Related to JetBlue
Our maintenance costs will increase as our fleet ages.
Because the average age of our aircraft is 6.2 years, our aircraft historically required less maintenance than they will in the future. We have incurred lower maintenance expenses because most of the parts on our aircraft were previously under multi-year warranties, which for the most part have now expired. Our maintenance costs may increase significantly, both on an absolute basis and as a percentage of our operating expenses, as our fleet continues to age and the remaining warranties expire. In addition, to the extent maintenance providers are unable to perform, we may incur higher interim maintenance costs until we negotiate new agreements and possibly thereafter.

There are risks associated with our presence in some of our international emerging markets, including political and economic instability and failure to adequately comply with existing legal requirements.
Expansion to new international markets may have risks due to factors specific to those markets. Emerging markets are countries which have less developed economies that may be vulnerable to economic and political problems, such as significant fluctuations in gross domestic product, interest and currency exchange rates, civil disturbances, government instability, nationalization and expropriation of private assets, trafficking and the imposition of taxes or other charges by governments. The occurrence of any of these events in markets served by us and the resulting instability may adversely affect our business.
We have recently expanded our service to countries in the Caribbean and Latin America regions, some of which have less developed legal systems, financial markets, and business and political environments than the United States, and therefore may present greater political, legal, economic and operational risks. We emphasize legal compliance and have implemented policies, procedures and certain ongoing training of employees with regard to business ethics, anti-corruption policies and many key legal requirements; however, there can be no assurance that our employees will adhere to our code of business ethics, anti-corruption policies, other Company policies, or other legal requirements. If we fail to enforce our policies and procedures properly or maintain adequate record-keeping and internal accounting practices to accurately record our transactions, we may be subject to sanctions. In the event that we believe or have reason to believe that employees have or may have violated applicable laws or regulations, we may be subject to investigation costs, potential penalties and other related costs which in turn could negatively affect our results of operations and cash flow.

Our reputation and business may be harmed and we may be subject to legal claims if there is loss, unlawful disclosure or misappropriation of, or unsanctioned access to, our customers’, employees’, business partners’ or our own information or other breaches of our information security.

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
We transmit confidential credit card information by way of secure private retail networks and rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission and storage of confidential information, such as customer credit card information.  The Company has made significant efforts to secure its computer network. If any compromise of our security or computer network were to occur, it could have a material adverse effect on the reputation, business, operating results and financial condition of the Company, and could result in a loss of customers. Additionally, any material failure by the Company to achieve or maintain compliance with the Payment Card Industry, or PCI, security requirements or rectify a security issue may result in fines and the imposition of restrictions on the Company's ability to accept credit cards as a form of payment.
Any such loss, disclosure or misappropriation of, or access to, customers’, employees’ or business partners’ information or other breach of our information security can result in legal claims or legal proceedings, including regulatory investigations and actions, may have a negative impact on our reputation and may materially adversely affect our business, operating results and financial condition. Furthermore, the loss, disclosure or misappropriation of our business information may materially adversely affect our business, operating results and financial condition.

Item 6. Exhibits.
Exhibits: See accompanying Exhibit Index included after the signature page of this Report for a list of the exhibits filed or furnished with this Report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)
Date:	May 1, 2012	By:	/s/ DONALD DANIELS
Vice President, Controller and Chief
Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
10.3(y)**	Side letter No. 34 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated February 21, 2012.

10.3(z)**	Side letter No. 35 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated March 15, 2012.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Certification Pursuant to Section 1350, furnished herewith.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
____________________________

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