Form 10-Q
period 2012-06-30
JETBLUE AIRWAYS CORP
filed 2012-08-01
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

As of June 30, 2012, there were 284,259,945 shares outstanding of the registrant’s common stock, par value $.01.

JetBlue Airways Corporation
FORM 10-Q
INDEX

Page #’s
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets — June 30, 2012 and December 31, 2011	3
Consolidated Statements of Operations — Three and Six Months Ended June 30, 2012 and 2011	5
Condensed Consolidated Statements of Cash Flows — Six Months Ended June 30, 2012 and 2011	7
Notes to Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 6. Exhibits	29
EX-10.3.aa
EX-12.1
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$652	$673
Investment securities	560	553
Receivables, less allowance	129	101
Prepaid expenses and other	284	301
Total current assets	1,625	1,628
PROPERTY AND EQUIPMENT
Flight equipment	4,972	4,719
Predelivery deposits for flight equipment	137	154
	5,109	4,873
Less accumulated depreciation	909	827
	4,200	4,046
Other property and equipment	577	531
Less accumulated depreciation	223	207
	354	324
Assets constructed for others	561	561
Less accumulated depreciation	82	71
	479	490
Total property and equipment	5,033	4,860
OTHER ASSETS
Investment securities	—	38
Restricted cash	55	67
Other	419	478
Total other assets	474	583
TOTAL ASSETS	$7,132	$7,071

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except share data)

	June 30, 2012	December 31, 2011
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$174	$148
Air traffic liability	773	627
Accrued salaries, wages and benefits	148	152
Other accrued liabilities	216	199
Short-term borrowings	2	88
Current maturities of long-term debt and capital leases	265	198
Total current liabilities	1,578	1,412
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	2,626	2,850
CONSTRUCTION OBLIGATION	520	526
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	442	392
Other	125	134
	567	526
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 900,000,000 shares authorized, 329,721,937 and 326,589,018 shares issued and 284,259,945 and 281,777,919 outstanding in 2012 and 2011, respectively	3	3
Treasury stock, at cost; 45,462,603 and 44,811,710 shares in 2012 and 2011, respectively	(11)	(8)
Additional paid-in capital	1,485	1,472
Retained earnings	387	305
Accumulated other comprehensive loss	(23)	(15)
Total stockholders’ equity	1,841	1,757
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,132	$7,071
See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
OPERATING REVENUES
Passenger	$1,171	$1,046	$2,267	$1,952
Other	106	105	213	211
Total operating revenues	1,277	1,151	2,480	2,163
OPERATING EXPENSES
Aircraft fuel and related taxes	450	439	883	792
Salaries, wages and benefits	265	235	520	470
Landing fees and other rents	72	63	138	120
Depreciation and amortization	63	58	124	114
Aircraft rent	33	36	66	70
Sales and marketing	54	51	101	96
Maintenance materials and repairs	85	54	173	106
Other operating expenses	125	129	256	264
Total operating expenses	1,147	1,065	2,261	2,032
OPERATING INCOME	130	86	219	131
OTHER INCOME (EXPENSE)
Interest expense	(44)	(44)	(89)	(88)
Capitalized interest	2	1	4	2
Interest income and other	(2)	—	1	4
Total other income (expense)	(44)	(43)	(84)	(82)
INCOME BEFORE INCOME TAXES	86	43	135	49
Income tax expense	34	18	53	21
NET INCOME	$52	$25	$82	$28
EARNINGS PER COMMON SHARE:
Basic	$0.19	$0.09	$0.29	$0.10
Diluted	$0.16	$0.08	$0.25	$0.10

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$52	$25	$82	$28
Changes in fair value of derivative instruments, net of reclassifications into earnings	(20)	(22)	(8)	(3)
Total other comprehensive loss	(20)	(22)	(8)	(3)
Comprehensive income	$32	$3	$74	$25

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in millions)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$82	$28
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	50	21
Depreciation	112	105
Amortization	18	16
Stock-based compensation	7	7
Gain on sale of assets, debt extinguishment, and customer contract termination	(20)	—
Collateral (paid) returned for derivative instruments	(9)	7
Changes in certain operating assets and liabilities	239	198
Other, net	11	24
Net cash provided by operating activities	490	406
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(314)	(204)
Predelivery deposits for flight equipment	(32)	(24)
Proceeds from the sale of assets	46	—
Purchase of available-for-sale securities	(210)	(279)
Sale of available-for-sale securities	243	114
Purchase of held-to-maturity investments	(207)	(236)
Proceeds from the maturities of held-to-maturity investments	200	291
Other, net	11	(1)
Net cash used in investing activities	(263)	(339)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	6	5
Issuance of long-term debt	108	141
Repayment of long-term debt and capital lease obligations	(266)	(92)
Repayment of short-term borrowings and lines of credit	(88)	—
Other, net	(8)	(11)
Net cash provided by (used in) financing activities	(248)	43
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21)	110
Cash and cash equivalents at beginning of period	673	465
Cash and cash equivalents at end of period	$652	$575

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2012

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
Held-to-maturity investment securities: The contractual maturities of the corporate bonds we held as of June 30, 2012 were no greater than 12 months. We did not record any significant gains or losses on these securities during the three or six months ended June 30, 2012 or 2011. The estimated fair value of these investments approximated their carrying value as of June 30, 2012 and December 31, 2011.
The carrying values of investment securities consisted of the following at June 30, 2012 and December 31, 2011 (in millions):

	June 30, 2012	December 31, 2011
Available-for-sale securities
Certificates of deposit	$80	$70
Commercial paper	125	183
	205	253
Held-to-maturity securities
Corporate bonds	355	313
Government bonds	—	25
	355	338
Total	$560	$591

Asset Sales: During the three months ended June 30, 2012, we sold two EMBRAER 190 aircraft, which we had been leasing to another airline, and six spare aircraft engines. We recorded net gains of approximately $10 million, which are included in other operating expenses in our consolidated statement of operations. As a result of these aircraft sales, we will no longer be receiving lease payments, which had been approximately $6 million per year.
New Accounting Pronouncements: On January 1, 2012, Accounting Standards Update 2011-05, or ASU 2011-05, amending the Comprehensive Income topic of the Codification, became effective. This update changes the requirements for the presentation of other comprehensive income, eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other things. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We have included a separate statement of comprehensive income in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2012 and 2011. In December 2011, the FASB issued ASU 2011-12, delaying the effective date of only the portion of ASU 2011-05 related to the presentation of reclassification adjustments out of accumulated other comprehensive income.
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

Note 2 — Share-Based Compensation
    2011 Incentive Compensation Plan: During the six months ended June 30, 2012, we granted approximately 2.5 million restricted stock units under the 2011 Incentive Compensation Plan at a weighted average grant date fair value of $5.80 per share. At June 30, 2012, 2.5 million restricted stock units were unvested with a weighted average grant date fair value of $5.78 per share.
     Amended and Restated 2002 Stock Incentive Plan: As of June 30, 2012, 2.2 million restricted stock units were unvested with a weighted average grant date fair value of $5.84 per share.

Note 3 — Long-term Debt, Short-term Borrowings, and Capital Lease Obligations
Unsecured Revolving Credit Facility
During the six months ended June 30, 2012, we made payments of $88 million on our corporate purchasing line with American Express, which may only be used for the purchase of jet fuel. In March 2012, we amended this corporate purchasing line, updating certain terms and limitations and extending the term through January 5, 2015. As of June 30, 2012, we did not have a balance outstanding under this revolving credit facility.
Morgan Stanley Line of Credit
In July 2012, we entered into a revolving line of credit with Morgan Stanley for up to approximately $100 million, which is secured by a portion of our investment securities held by them and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon LIBOR plus 100 basis points. We have not yet made any borrowings under this line of credit.
Other Indebtedness
During the six months ended June 30, 2012, we issued $108 million, net of discount, in non-public floating rate equipment notes due through 2024, which are secured by two new Airbus A320 aircraft and two new EMBRAER 190 aircraft.
Our outstanding long-term debt and capital lease obligations were reduced by $265 million as a result of principal payments made during the six months ended June 30, 2012. This total debt reduction includes the repayment in full of approximately $134 million in principal balances previously outstanding on debt secured by five Airbus A320 aircraft. We also paid $35 million in outstanding principal on debt secured by two EMBRAER 190 aircraft, which we sold during the three months ended June 30, 2012 as discussed in Note 1. We recognized a gain of approximately $2 million in interest income and other in our consolidated statement of operations related to these extinguishments of debt.
Aircraft, engines and other equipment and facilities having a net book value of $3.59 billion at June 30, 2012 have been pledged as security under various loan agreements. As of June 30, 2012, including the repayments described above, we owned seven unencumbered Airbus A320 aircraft.
At June 30, 2012, the weighted average interest rate of all of our long-term debt was 4.5% and scheduled maturities were $98 million for the remainder of 2012, $390 million in 2013, $568 million in 2014, $254 million in 2015, $452 million in 2016 and $1.13 billion thereafter.
The carrying amounts and estimated fair values of our long-term debt at June 30, 2012 and December 31, 2011 were as follows (in millions):

	June 30, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Public Debt
Floating rate enhanced equipment notes
Class G-1, due through 2016	$190	$175	$202	$185
Class G-2, due 2014 and 2016	373	344	373	316
Class B-1, due 2014	49	47	49	47
Fixed rate special facility bonds, due through 2036	82	80	83	76
6.75% convertible debentures due in 2039	162	214	162	214
5.5% convertible debentures due in 2038	123	162	123	162

Non-Public Debt
Floating rate equipment notes, due through 2025	748	718	743	712
Fixed rate equipment notes, due through 2026	1,047	1,152	1,192	1,293

Total	$2,774	$2,892	$2,927	$3,005
The estimated fair values of our publicly held long-term debt are classified as Level 2 in the fair value hierarchy. The fair values of our enhanced equipment notes and our special facility bonds were based on quoted market prices in markets that are traded with low volumes. The fair value of our convertible debentures was based upon other observable market inputs since they are not actively traded. The fair value of our non-public debt was estimated using a discounted cash flow analysis based on our borrowing rates for instruments with similar terms and therefore classified as Level 3 in the fair value hierarchy.
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

Note 4 — Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting. A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes, for the three and six months ended June 30, 2012 is as follows (in millions):

	Aircraft Fuel Derivatives	Interest Rate Swaps	Total
Beginning accumulated gains (losses), at March 31, 2012	$9	$(12)	$(3)
Reclassifications into earnings	—	2	2
Change in fair value	(22)	—	(22)
Ending accumulated gains (losses), at June 30, 2012	$(13)	$(10)	$(23)

	Aircraft Fuel Derivatives	Interest Rate Swaps	Total
Beginning accumulated gains (losses), at December 31, 2011	$(3)	$(12)	$(15)
Reclassifications into earnings	(6)	3	(3)
Change in fair value	(4)	(1)	(5)
Ending accumulated gains (losses), at June 30, 2012	$(13)	$(10)	$(23)

Note 5 — Earnings Per Share
The following table shows how we computed basic and diluted earnings per common share (dollars in millions; share data in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income	$52	$25	$82	$28
Effect of dilutive securities:
Interest on convertible debt, net of income taxes and profit sharing	3	3	5	2
Net income applicable to common stockholders after assumed conversions for diluted earnings per share	$55	$28	$87	$30
Denominator:
Weighted average shares outstanding for basic earnings per share	282,494	278,459	281,850	277,863
Effect of dilutive securities:
Employee stock options	717	1,795	880	1,937
Convertible debt	60,575	68,605	60,575	27,429
Adjusted weighted average shares outstanding and assumed conversions for diluted earnings per share	343,786	348,859	343,305	307,229

Shares excluded from EPS calculation (in millions):
Shares issuable upon conversion of our convertible debt as assumed conversion would be antidilutive	—	—	—	41.2
Shares issuable upon exercise of outstanding stock options or vesting of restricted stock units as assumed exercise would be antidilutive	20.5	22.3	22.0	23.1
As of June 30, 2012, a total of approximately 1.4 million shares of our common stock, which were lent to our share borrower pursuant to the terms of our share lending agreement, as described more fully in Note 2 to our 2011 Form 10-K, were issued and outstanding for corporate law purposes. Holders of the borrowed shares have all the rights of a holder of our common stock. However, because the share borrower must return all borrowed shares to us (or identical shares or, in certain circumstances of default by the counterparty, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings per share. The fair value of similar common shares not subject to our share lending arrangement, based upon our closing stock price at June 30, 2012, was approximately $7 million.

Note 6 — Employee Retirement Plan

We sponsor a retirement savings 401(k) defined contribution plan, or the Plan, covering all of our employees. Another component of the Plan is a profit sharing contribution for eligible non-management employees. Our contributions expensed for the Plan for the three months ended June 30, 2012 and 2011 were $23 million and $15 million, respectively, and contributions expenses for the Plan for the six months ended June 30, 2012 and 2011 were $40 million and $31 million, respectively.

Note 7 — Commitments and Contingencies
As of June 30, 2012, our firm aircraft orders consisted of 18 Airbus A320 aircraft, 30 Airbus A321 aircraft, 40 Airbus A320 new engine option, or A320neo aircraft, 32 EMBRAER E190 aircraft and 12 spare engines scheduled for delivery through 2021. Committed expenditures for these aircraft, including the related flight equipment and estimated amounts for contractual price escalations and predelivery deposits, were approximately $195 million for the remainder of 2012, $470 million in 2013, $530 million in 2014, $760 million in 2015, $755 million in 2016 and $2.73 billion thereafter.
In July 2012, we amended our EMBRAER purchase agreement accelerating the delivery of one aircraft to 2013, which was previously scheduled for delivery in 2014. Additionally, we extended the date for which we may elect not to further amend our purchase agreement to order a new EMBRAER 190 variant, if developed, to July 31, 2013. If not elected, seven EMBRAER 190 aircraft we previously deferred may either be returned to their previously committed to delivery dates in 2013 and 2014 or canceled and subject to cancellation fees.
In July 2012, we extended the leases on three Airbus A320 aircraft, leases which were previously set to expire in 2013. These extensions resulted in an additional $24 million of lease commitments through 2018.
As of June 30, 2012, we had approximately $31 million of restricted assets pledged under standby letters of credit related to certain of our leases which will expire at the end of the related lease terms. Additionally, we had $18 million pledged related to our workers compensation insurance policies and other business partner agreements, which will expire according to the terms of the related policies or agreements.
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
DOT tarmac delay. As described more fully in our 2011 Form 10-K, the Department of Transportation, or DOT, is currently investigating our diversion of five flights to Hartford, CT's Bradley International Airport, or Bradley, in October 2011 due to winter weather and the failure of major navigational equipment at New York City, or NYC, area airports.  Once on the ground, these five aircraft were each held on the tarmac in excess of three hours with customers and crew on board, a time limit which is beyond the limits proscribed by the DOT's Tarmac Delay Rule. As a result, the FAA has the statutory authority in this matter to assess monetary penalties against JetBlue of approximately $15 million.  Due to the circumstances surrounding the October 2011 day in question, including the unexpected weather conditions, the condition of NYC area airports as well as of Bradley, and the overall air traffic conditions on that day, as well as the discretion granted to the DOT by the regulation, we are unable to determine whether a fine will be assessed, and if so, the amount of such fine. We have issued compensation to the impacted customers in accordance with our Customer Bill of Rights, and are fully complying with all requests made by the DOT in the course of the investigation. We do not know when a final determination by the DOT will be made.
Call center litigation. In January 2011, JetBlue was served with a complaint in Los Angeles Superior Court alleging invasion of privacy and violation of the California Penal Code Section 630 by plaintiff Lee Cheifer and “other similarly situated individuals.”  This claim, which sought certification of a California state-wide class of plaintiffs, alleged that JetBlue violated customer rights to privacy by not informing individuals who dialed certain JetBlue customer service numbers that such calls and interactions with customer service representatives may be recorded. The claim further states that affected callers may be entitled to statutory penalties of the greater of $5,000 or three times provable damages per violation.
In May 2012, the parties held a mediation and agreed to a settlement for an amount substantially less than originally sought. We do not believe the agreed upon settlement will have a significant impact on our results of operations or financial condition, and we expect the settlement and legal fees will be fully covered by our existing insurance policies.
Employment Agreement Dispute.   In or around March 2010, attorneys representing a group of current and former pilots, or the Claimants', filed a Request for Mediation with the American Arbitration Association concerning a dispute over the interpretation of a provision of their individual JetBlue Airways Corporation Employment Agreements for Pilots, or Employment Agreements.  The matter was not resolved in mediation.  Claimants' counsel thereafter demanded arbitration on June 4, 2010 and in early 2012 the arbitrator ruled that the Claimants could proceed on a collective basis.  In their Fourth Amended Arbitration Demand, dated June 8, 2012, Claimants (approximately 944 current pilots and 26 former pilots) allege that a component of the Base Salary provision of the Employment Agreements has been breached and seek back pay and related damages, for each of the years in which a violation of this section is alleged:  2002, 2007 and 2009.  In July 2012, in response to JetBlue's partial Motion to Dismiss, the Claimants elected to withdraw the 2002 claims. A discovery schedule has been set, dispositive motions are due in Fall 2012, and a hearing, if necessary, is set for January 2013.  In this arbitration, management of the Company intends to continue to vigorously defend its interpretation of the Employment Agreements at issue.  While the outcome of any arbitration is uncertain, management believes the claims are without merit.

Note 8 —Financial Derivative Instruments and Risk Management
As part of our risk management strategy, we periodically purchase crude or heating oil option contracts to manage our exposure to the effect of changes in the price and availability of aircraft fuel. Prices for these commodities are normally highly correlated to aircraft fuel, making derivatives of them effective at providing short-term protection against sharp increases in average fuel prices. We also periodically enter into jet fuel swaps as well as basis swaps for the differential between heating oil and jet fuel, to further limit the variability in fuel prices at various locations.
To manage the variability of the cash flows associated with our variable rate debt, we have also entered into interest rate swaps.
We do not hold or issue any derivative financial instruments for trading purposes.
     Aircraft fuel derivatives: We attempt to obtain cash flow hedge accounting treatment for each aircraft fuel derivative that we enter into. This treatment is provided for under the Derivatives and Hedging topic of the Codification which allows for gains and losses on the effective portion of qualifying hedges to be deferred until the underlying planned jet fuel consumption occurs, rather than recognizing the gains and losses on these instruments into earnings during each period they are outstanding. The effective portion of realized aircraft fuel hedging derivative gains and losses is recognized in aircraft fuel expense in the period the underlying fuel is consumed.
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
Our current approach to fuel hedging is to enter into hedges on a discretionary basis without a specific target of hedge percentage needs in order to provide a form of insurance against significant and severe volatility in fuel prices.
The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of June 30, 2012 related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

	Brent crude oil collars	Heating oil collars	Jet fuel collars	Jet fuel swap agreements	Total
Third Quarter 2012	8%	6%	3%	6%	23%
Fourth Quarter 2012	8%	7%	1%	7%	23%
First Quarter 2013	8%	—%	—%	—%	8%
Second Quarter 2013	8%	—%	—%	—%	8%
Third Quarter 2013	4%	—%	—%	—%	4%

During 2012, we also entered into basis swaps to be settled later in 2012, which we did not designate as cash flow hedges for accounting purposes and as a result we adjust their fair value through earnings each period based on their current fair value.
As of December 31, 2011, we determined that the correlation between West Texas Intermediate, or WTI, crude oil and jet fuel had significantly deteriorated and the requirements for continuing hedge accounting treatment were no longer satisfied. As such, we prospectively discontinued hedge accounting treatment on all of our then outstanding WTI crude oil cap agreements and WTI crude oil collars, which then represented approximately 6% of our total 2012 forecasted fuel consumption. The forecasted fuel consumption, for which these transactions were designated as cash flow hedges, has or is still expected to occur; therefore, the $3 million of losses deferred in accumulated other comprehensive income as of December 31, 2011 related to these contracts will remain deferred until the forecasted fuel consumption occurs. Any incremental increase or decrease in the value of these contracts is being recognized in interest income and other in each period during 2012 until the contracts settle. As of June 30, 2012, approximately $2 million in losses remained deferred in accumulated other comprehensive income related to these contracts.
     Interest rate swaps: The interest rate hedges we had outstanding as of June 30, 2012 effectively swap floating rate for fixed rate, taking advantage of lower borrowing rates in existence at the time of the hedge transaction as compared to the date our original debt instruments were executed. As of June 30, 2012, we had $359 million in notional debt outstanding related to these swaps, which cover certain interest payments through August 2016. The notional amount decreases over time to match scheduled repayments of the related debt.
All of our outstanding interest rate swap contracts qualify as cash flow hedges in accordance with the Derivatives and Hedging topic of the Codification. Since all of the critical terms of our swap agreements match the debt to which they pertain, there was no ineffectiveness relating to these interest rate swaps in 2012 or 2011, and all related unrealized losses were deferred in accumulated other comprehensive income. We recognized approximately $5 million in additional interest expense as the related interest payments were made in each of the six months ended June 30, 2012 and 2011.
Any outstanding derivative instrument exposes us to credit loss in connection with our fuel contracts in the event of nonperformance by the counterparties to the agreements, but we do not expect that any of our six counterparties will fail to meet their obligations. The amount of such credit exposure is generally the fair value of our outstanding contracts for which we are in a receivable position. To manage credit risks, we select counterparties based on credit assessments, limit our overall exposure to any single counterparty and monitor the market position with each counterparty. Some of our agreements require cash deposits from either counterparty if market risk exposure exceeds a specified threshold amount.
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

	As of
	June 30, 2012	December 31, 2011
Collateral Balances:
Fuel Derivatives	$12	$—
Interest Rate Derivatives	17	20

The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

	As of
	June 30, 2012	December 31, 2011
Fuel derivatives
Asset fair value recorded in prepaid expenses and other (1)	$1	$6
Liability fair value recorded in other accrued liabilities (1)	22	10
Liability fair value recorded in other long term liabilities (1)	1	—
Longest remaining term (months)	15	12
Hedged volume (barrels, in thousands)	2,535	3,540
Estimated amount of existing gains (losses) expected to be reclassified into earnings in the next 12 months	(19)	(6)
Interest rate derivatives
Liability fair value recorded in other long term liabilities (2)	17	20
Estimated amount of existing gains (losses) expected to be reclassified into earnings in the next 12 months	(11)	(10)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Fuel derivatives
Hedge effectiveness gains (losses) recognized in aircraft fuel expense	$(1)	$5	$8	$7
Gains (losses) on derivatives not qualifying for hedge accounting recognized in other income (expense)	(4)	(1)	(3)	1
Hedge gains (losses) on derivatives recognized in comprehensive income, (see Note 4)	(35)	(29)	(6)	3
Percentage of actual consumption economically hedged	27%	43%	34%	40%
Interest rate derivatives
Hedge gains (losses) on derivatives recognized in comprehensive income, (see Note 4)	(1)	(5)	(2)	(5)
Hedge gains (losses) on derivatives recognized in interest expense	(3)	(3)	(5)	(5)
____________________________

(1)	Gross asset or liability of each contract prior to consideration of offsetting positions with each counterparty.

(2)	Gross liability, prior to impact of collateral posted.

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
The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of June 30, 2012 and December 31, 2011 (in millions).

	As of June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$532	$—	$—	$532
Restricted cash	4	—	—	4
Available-for-sale investment securities	—	205	—	205
Aircraft fuel derivatives	—	1	—	1
	$536	$206	$—	$742
Liabilities
Aircraft fuel derivatives	$—	$23	$—	$23
Interest rate swap	—	—	17	17
	$—	$23	$17	$40

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$555	$—	$—	$555
Restricted cash	4	—	—	4
Available-for-sale investment securities	—	253	—	253
Aircraft fuel derivatives	—	5	—	5
	$559	$258	$—	$817
Liabilities
Aircraft fuel derivatives	$—	$9	$—	$9
Interest rate swap	—	—	20	20
	$—	$9	$20	$29

Refer to Note 3 for fair value information related to our outstanding debt obligations as of June 30, 2012 and December 31, 2011. The following tables reflect the activity for the major classes of our assets and liabilities measured at fair value on a recurring basis using level 3 inputs (in millions) for the three and six months ended June 30, 2012 and 2011:

Interest Rate Swaps
Balance as of March 31, 2012	$(19)
Total gains or (losses), realized or unrealized
Included in earnings	—
Included in comprehensive income	(1)
Settlements	3
Balance as of June 30, 2012	$(17)

Balance as of December 31, 2011	$(20)
Total gains or (losses), realized or unrealized
Included in earnings	—
Included in comprehensive income	(2)
Settlements	5
Balance as of June 30, 2012	$(17)

Balance as of March 31, 2011	$(21)
Total gains or (losses), realized or unrealized
Included in earnings	—
Included in comprehensive income	(5)
Settlements	3
Balance as of June 30, 2011	$(23)

Balance as of December 31, 2010	$(23)
Total gains or (losses), realized or unrealized
Included in earnings	—
Included in comprehensive income	(5)
Settlements	5
Balance as of June 30, 2011	$(23)

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
     Available-for-sale investment securities: Included in our available-for-sale investment securities are certificates of deposit and commercial paper with original maturities greater than 90 days but less than one year. The fair values of these instruments are based on observable inputs in non-active markets which are therefore classified as Level 2 in the hierarchy. We did not record any significant gains or losses on these securities during the three and six months ended June 30, 2012.
     Interest Rate Swaps: The fair values of our interest rate swaps are initially based on inputs received from the counterparty. These values were corroborated by adjusting the active swap indications in quoted markets for similar terms (6 — 8 years) for the specific terms within our swap agreements. Since some of these inputs were not observable, they are classified as level 3 inputs in the hierarchy. The unobservable input used in this fair value measurement is implied volatility. Holding other inputs constant, a significant increase or decrease in implied volatility could result in a significantly higher or lower fair value measurement for our interest rate swaps.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Outlook
While economic conditions remain unsettled, we are encouraged by the continued strength of demand for our product. While demand remains strong, the pricing environment has not allowed for the numerous industry wide fare increases in 2012 that occurred in 2011. During the second quarter of 2012, we once again had solid revenue growth with a 6% increase in unit passenger revenues compared to 2011. We believe this is evidence our network strategy continues to be working. In particular, our significant growth in Boston over the past few years and the maturation of several new markets opened over the past 24 months has contributed positively to our successful second quarter results. While our capacity grew by 5% in the second quarter, we were able to also increase yield by 1% and load factor increased 3.8 points versus the same period in 2011. We intend to continue executing our network strategy in a responsible manner, capitalizing on opportunities as they arise. Also contributing to our strong results, including a 10.2% operating margin, was a 3% decrease in fuel prices.
Successful execution of our network strategy and expanded offerings is predicated on low costs. As such, our focus on maintaining a competitive cost structure remains a priority in realizing continued profitable growth. We also believe preserving our solid liquidity position is important in attaining our long-term goals. During the quarter, we fully pre-paid the outstanding debt on five Airbus A320 aircraft, which we now own free and clear, and two EMBRAER 190 aircraft, which we sold during the second quarter. This action will not only reduce future interest expense, but helps manage our cost of capital. Despite this approximately $170 million pre-payment, our liquidity remains strong.
Our solid liquidity also enables us to make prudent investments in our business including our recent move into a new terminal in San Juan, Puerto Rico, which was named our sixth focus city. We are also investing in our home base of operations at New York's John F. Kennedy Airport, or JFK, where we are already the largest carrier and we expect to begin construction later this year for T5i, the international arrivals facility that will expand our current Terminal 5, or T5, footprint. We anticipate this new space, which will allow for international arrival processing, will enable us to increase efficiencies and streamline the overall customer experience. Our focus in JFK also includes the introduction of partner airlines operating from our T5 space. In June 2012, Hawaiian Airlines began operating from T5 and we announced plans for Aer Lingus to begin their JFK operations out of T5 in 2013. We believe adding partner airline operations into T5 helps build customer loyalty and helps to maximize the cost effectiveness of our home base of operations. Our valuable portfolio of commercial airline partnerships continues to grow as we added three new airline partners during the second quarter and one additional airline partner in July 2012. We plan to introduce more commercial airline partnerships throughout 2012. We believe this will enable us to gain new customers and expand the scope of our network for our existing customers, while helping to balance the historically high seasonality created by our significant leisure travel base.
We also continue to leverage our presence as the largest carrier at Boston's Logan International Airport, or Boston. The success of our significant growth in Boston over the past few years continues to exceed our expectations and contributes to our overall network profitability. We are committed to growing this important part of our network, particularly building our mix of business customers. Expanding our presence in the New England region, we recently announced plans to begin service to Providence, Rhode Island in November 2012.
We also remain committed to the Caribbean region and further expansion into Central and South America, where we see potential for profitable growth. We recently announced service beginning in November 2012 to Cartagena, our second city in Colombia, Samana, our sixth destination in the Dominican Republic, and Grand Cayman.
As we grow, we believe continued focus and discipline around cost control is critical. We continue to actively manage our fleet and work with our business partners to manage maintenance costs, which have dramatically increased in the past few years. Our fleet continues to age resulting in the need for more significant repairs and routine maintenance. During the second quarter, we sold six older engines, which were replaced with new engines, which require less maintenance and in turn we expect to lower our near-term maintenance rates. We are actively seeking a new maintenance provider to replace one of our key engine maintenance providers that liquidated during the first quarter, and resulted in more costly repairs until we can execute a negotiated contract with a new provider. We are also working on a long-term engine maintenance agreement for the engines on our EMBRAER 190 aircraft.
The price and availability of aircraft fuel, which is our single largest operating expense comprising nearly 40% of total operating expenses, are extremely volatile due to global economic and geopolitical factors that we can neither control nor accurately predict. Our diversified fuel hedge portfolio is intended to provide a form of insurance against some of the price volatility, and we will continue to manage the volume and variety of our fuel hedge contracts in a prudent manner. We hedged a total of 27% of our second quarter 2012 fuel consumption. As of June 30, 2012, we had outstanding fuel hedge contracts covering approximately 27% of our forecasted consumption for the third quarter of 2012 and 30% for the full year 2012. In addition to our standard fuel hedges, we also occasionally enter into fixed forward price agreements, or FFPs, for a portion of our fuel consumption requirements as another means of protecting against significant fuel price increases. These FFPs are an agreement to purchase a fixed quantity of fuel at specific locations for a fixed price at a specified future date. As of June 30, 2012, we had approximately 18% of our remaining 2012 forecasted fuel consumption covered by these fixed forward price agreements. We will continue to monitor fuel prices closely and expect to take advantage of fuel hedging opportunities as they arise in order to provide some protection against sudden and significant increases in fuel prices.
While the cost of fuel is beyond our control, we seek to improve operational efficiencies to reduce overall fuel consumption. We recently became the first Airbus A320 carrier authorized by the Federal Aviation Administration, or FAA, to utilize satellite-based Special Required Navigation Performance Authorization Required, or RNP AR, approaches on two of the primary runways at JFK. We believe advanced technology procedures like this one will eventually allow for shorter flight times, resulting in lower fuel consumption.
We expect our full-year operating capacity to increase approximately 6.5% to 8.5% as compared to 2011 primarily as a result of our growth in the Caribbean and Latin America regions including San Juan, Puerto Rico and the addition of four EMBRAER 190 and seven Airbus A320 aircraft to our operating fleet. We expect our operating aircraft to consist of 127 Airbus A320 aircraft and 53 EMBRAER 190 aircraft at the end of 2012. Assuming fuel prices of $3.18 per gallon, including fuel taxes and net of effective hedges, our cost per available seat mile for 2012 is expected to increase between 1.0% and 3.0% over 2011. This expected increase is primarily a result of higher maintenance costs and increased profit sharing.

Results of Operations
Our operating revenue per available seat mile for the second quarter increased 5% over the same period in 2011. Our average fares for the quarter increased 1% as compared to 2011 to $160, and our load factor increased 3.8 points to 85.3% from a year ago. Our on-time performance, defined by the Department of Transportation, or DOT, as arrival within 14 minutes of schedule, was 82.4% in the second quarter of 2012 compared to 72.7% for the same period in 2011; our completion factor was 99.5% and 99.2% in 2012 and 2011, respectively. This high completion factor was largely a result of favorable operating conditions in the Northeast. As a result, we flew more available seat miles, or ASMs, than expected, improving our cost per available seat mile, excluding fuel, during the quarter.
Three Months Ended June 30, 2012 and 2011
We reported net income of $52 million for the three months ended June 30, 2012 compared to $25 million for the three months ended June 30, 2011. Diluted earnings per share were $0.16 for the second quarter of 2012 compared to $0.08 for 2011. Our operating income for the three months ended June 30, 2012 was $130 million compared to $86 million for the same period last year, and our pre-tax margin increased 2.9 points from 2011 to 6.7%.
     Operating Revenues. Operating revenues increased 11%, or $126 million, over the same period in 2011, primarily due to a 12%, or $125 million, increase in passenger revenues. The increase in passenger revenues was largely attributable to a 5% increase in capacity along with a 1% increase in yield and a 3.8 point increase in load factor as compared to the second quarter of 2011. Revenue from our Even More offering increased approximately $6 million.
Other revenue increased 1%, or $1 million, primarily due to a $3 million increase in change fees and a $1 million increase in baggage fees partially offset by a $2 million decrease in marketing related revenues as a result of delayed card acquisition campaigns for our American Express co-branded credit card. Rental income decreased approximately $1 million as a result of selling the two EMBRAER E190 aircraft we previously leased to another airline. LiveTV third party revenues decreased $1 million as a result of the termination of their customer contract with AirTran.
     Operating Expenses. Operating expenses increased 8%, or $82 million, over the same period in 2011, primarily due to increased maintenance costs and higher salaries, wages and benefits. Operating capacity increased 5% to 9.96 billion available seat miles. Operating expenses per available seat mile increased 2% to 11.51 cents. Excluding fuel, our cost per available seat mile was 6% higher compared to the same period in 2011. Some of our operating expenses have decreased on a unit basis due to the increase in capacity resulting from a higher than expected completion factor during the second quarter of 2012.
In detail, operating costs per available seat mile were as follows (percent changes are based on unrounded numbers):

	Three Months Ended June 30,
	2012	2011	Percent Change
	(in cents)
Operating expenses:
Aircraft fuel and related taxes	4.52	4.66	(2.9)%
Salaries, wages and benefits	2.66	2.48	6.9%
Landing fees and other rents	0.72	0.67	7.8%
Depreciation and amortization	0.63	0.62	2.5%
Aircraft rent	0.34	0.38	(11.3)%
Sales and marketing	0.54	0.54	0.2%
Maintenance materials and repairs	0.85	0.57	50.4%
Other operating expenses	1.25	1.36	(8.2)%
Total operating expenses	11.51	11.28	2.1%

Aircraft fuel expense increased 2%, or $11 million, due to an increase of seven million gallons of aircraft fuel consumed resulting in $24 million in additional fuel expense offset by a 3% decrease in average fuel cost per gallon, or $13 million after the impact of fuel hedging. We recorded $1 million in losses upon settlement of fuel hedges during the second quarter of 2012 versus $5 million in fuel hedge gains during the same period in 2011. Our average fuel cost per gallon was $3.22 for the second quarter of 2012 compared to $3.31 for the second quarter of 2011. Cost per available seat mile decreased 3% primarily due to the decrease in fuel price.
Salaries, wages and benefits increased 13%, or $30 million, primarily due to a 5% increase in the average number of full-time equivalent employees and a $7 million increase in profit sharing expense resulting from the increase in our pre-tax income. Cost per available seat mile increased 7% primarily as a result of the increased profit sharing.
Landing fees and other rents increased 14%, or $9 million, primarily due to a 7% increase in departures over 2011, higher average airport rental rates and an increase in rented spare parts. Cost per available seat mile increased 8% primarily due to the higher rental rates in certain of our larger airports.
Depreciation and amortization increased 8%, or $5 million, primarily due to having an average of 112 owned and capital leased aircraft in 2012 compared to 104 in 2011.
Sales and marketing expense increased 6%, or $3 million, due to higher advertising costs.
Maintenance materials and repairs increased 59%, or $31 million, due to the aging of our fleet, which has resulted in more costly heavy maintenance checks. As of June 30, 2012, our oldest operating aircraft had an age of 12.6 years and the average age of our fleet increased to 6.3 years compared to 5.7 years as of June 30, 2011. Additionally, we operated an average of eight additional aircraft in 2012 compared to the same period in 2011. Cost per available seat mile increased 50% primarily due to the gradual aging of our fleet.
Other operating expenses decreased 3%, or $4 million, primarily due to approximately $10 million in gains related to the sale of six engines and two EMBRAER 190 aircraft during 2012. This decrease was partially offset by increased variable costs as result of the increased departures. Cost per available seat mile decreased 8% primarily due to the gains recorded on the sale of engines and aircraft.
     Other Income (Expense). Interest income and other decreased $2 million, primarily due to fair market value adjustments on derivative instruments not classified as cash flow hedges for accounting purposes, which losses totaled $4 million and $1 million in 2012 and 2011, respectively. This decrease was offset by a $2 million gain on the early extinguishment of debt on five aircraft in 2012. Accounting ineffectiveness on our crude and heating oil derivative instruments classified as cash flow hedges was insignificant in both 2012 and 2011. We are unable to predict what the amount of ineffectiveness will be related to these instruments, or the potential loss of hedge accounting, which is determined on a derivative-by-derivative basis, due to the volatility in the forward markets for these commodities.
Six Months Ended June 30, 2012 and 2011
We reported net income of $82 million for the six months ended June 30, 2012 compared to $28 million for the six months ended June 30, 2011. Diluted earnings per share were $0.25 for the second quarter of 2012 compared to $0.10 for 2011. Our operating income for the six months ended June 30, 2012 was $219 million compared to $131 million for the same period last year, and our pre-tax margin increased 3.1 points from 2011 to 5.4%.
     Operating Revenues. Operating revenues increased 15%, or $317 million, over the same period in 2011, primarily due to a 16%, or $315 million, increase in passenger revenues. The increase in passenger revenues was largely attributable to a 9% increase in capacity along with a 3% increase in yield and a 2.7 point increase in load factor as compared to the first half of 2011. Revenue from our Even More offering increased approximately $17 million.
Other revenue increased 1%, or $2 million, primarily due to a $7 million increase in change fees and a $4 million increase in baggage fees. These increases were offset by $10 million recognized in 2011 related to our co-branded credit card agreement guarantees. LiveTV third party revenues decreased $3 million as a result of the termination of their customer contract with AirTran. Rental income decreased approximately $1 million as a result of selling the two aircraft we previously leased to another airline.
     Operating Expenses. Operating expenses increased 11%, or $229 million, over the same period in 2011, primarily due to higher fuel prices, increased maintenance costs, and increased salaries, wages and benefits. Operating capacity increased 9% to 19.50 billion available seat miles. Operating expenses per available seat mile increased 2% to 11.60 cents for the six months ended June 30, 2012. Excluding fuel, our cost per available seat mile for the six months ended June 30, 2012 was 2% higher compared to the same period in 2011. Some of our operating expenses have decreased on a unit basis due to the increase in capacity resulting from a higher than expected completion factor during the first half of 2012. In detail, operating costs per available seat mile were as follows (percent changes are based on unrounded numbers):

	Six Months Ended June 30,
	2012	2011	Percent Change
	(in cents)
Operating expenses:
Aircraft fuel and related taxes	4.53	4.41	2.7%
Salaries, wages and benefits	2.67	2.62	1.9%
Landing fees and other rents	0.71	0.67	6.0%
Depreciation and amortization	0.63	0.63	(0.1)%
Aircraft rent	0.34	0.39	(11.7)%
Sales and marketing	0.52	0.54	(3.7)%
Maintenance materials and repairs	0.89	0.59	50.1%
Other operating expenses	1.31	1.47	(10.7)%
Total operating expenses	11.60	11.32	2.5%

Aircraft fuel expense increased 11%, or $91 million, due to an increase of 20 million gallons of aircraft fuel consumed, resulting in $65 million in additional fuel expense and a 3% increase in average fuel cost per gallon, or $26 million after the impact of fuel hedging. We recorded $8 million in gains upon settlement of fuel hedges during 2012 versus $7 million in fuel hedge gains during 2011. Our average fuel cost per gallon was $3.23 for the six months ended June 30, 2012 compared to $3.14 for the same period in 2011. Cost per available seat mile increased 3% primarily due to the increase in consumption.
Salaries, wages and benefits increased 11%, or $50 million, primarily due to a 5% increase in the average number of full-time equivalent employees, a pilot pay increase and increased medical benefits. Additionally, profit sharing expense increased by $8 million as a result of the increase in our pre-tax income. Cost per available seat mile increased 2% primarily as a result of the increase in average full time equivalent employees and increased profit sharing.
Landing fees and other rents increased 15%, or $18 million, primarily due to a 10% increase in departures over 2011. Airport rental rates increased due to increased per passenger rates in existing markets particularly in our larger focus cities and the opening of five new cities since the second quarter of 2011. Cost per available seat mile increased 6% primarily due to the increased departures.
Depreciation and amortization increased 9%, or $10 million, primarily due to having an average of 111 owned and capital leased aircraft in 2012 compared to 103 in 2011.

Sales and marketing expense increased 5%, or $5 million, due to higher credit card fees resulting from the increased average fares and higher advertising costs.
Maintenance materials and repairs increased 63%, or $67 million, due to the aging of our fleet, which has resulted in more costly heavy maintenance checks. As of June 30, 2012, our oldest operating aircraft had an age of 12.6 years and the average age of our fleet increased to 6.3 years compared to 5.7 years as of June 30, 2011. Additionally, we operated an average of eight additional aircraft in 2012 compared to the same period in 2011. We continually seek ways to reduce these costs. Cost per available seat mile increased 50% primarily due to the gradual aging of our fleet.
Other operating expenses decreased 3%, or $8 million, primarily due to an $8 million gain related to the termination of a customer contract for LiveTV and $10 million in gains related to the sale of six engines and two EMBRAER 190 aircraft. These decreases were offset by an increase in certain variable costs as a result of increased departures, while other variable costs decreased year over year as a result of the mild winter weather conditions experienced during the first quarter of 2012. Cost per available seat mile decreased 11% primarily due to the gains recorded on the termination of LiveTV's customer contract and the sale of engines.
     Other Income (Expense). Interest income and other decreased $3 million, primarily due to fair market value adjustments on derivative instruments not classified as cash flow hedges, which totaled $3 million in losses in 2012 compared to $1 million in gains in 2011. This decrease was offset by a $2 million gain on the early extinguishment of debt on five aircraft in the second quarter of 2012. Accounting ineffectiveness on our crude and heating oil derivative instruments classified as cash flow hedges was insignificant in both 2012 and 2011. We are unable to predict what the amount of ineffectiveness will be related to these instruments, or the potential loss of hedge accounting, which is determined on a derivative-by-derivative basis, due to the volatility in the forward markets for these commodities.
The following table sets forth our operating statistics for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Percent Change		2012	2011	Percent Change

Operating Statistics:
Revenue passengers (thousands)	7,338	6,622	10.8%		14,191	12,661	12.1%
Revenue passenger miles (millions)	8,497	7,692	10.5		16,405	14,616	12.2
Available seat miles (ASMs) (millions)	9,961	9,441	5.5		19,497	17,952	8.6
Load factor	85.3%	81.5%	3.8	pts.	84.1%	81.4%	2.7	pts.
Aircraft utilization (hours per day)	11.8	11.9	(0.9)		11.7	11.6	1.2

Average fare	$159.58	$158.01	1.0		$159.75	$154.20	3.6
Yield per passenger mile (cents)	13.78	13.60	1.3		13.82	13.36	3.5
Passenger revenue per ASM (cents)	11.76	11.08	6.1		11.63	10.88	6.9
Operating revenue per ASM (cents)	12.82	12.19	5.2		12.72	12.05	5.6
Operating expense per ASM (cents)	11.51	11.28	2.1		11.60	11.32	2.5
Operating expense per ASM, excluding fuel (cents)	6.99	6.62	5.6		7.07	6.91	2.4
Airline operating expense per ASM (cents) (1)	11.35	11.10	2.2		11.47	11.14	3.0

Departures	66,067	61,632	7.2		129,613	118,338	9.5
Average stage length (miles)	1,081	1,091	(0.9)		1,079	1,083	(0.4)
Average number of operating aircraft during period	172.4	164.6	4.8		171.4	163.0	5.1
Average fuel cost per gallon	$3.22	$3.31	(2.8)		$3.23	$3.14	3.1
Fuel gallons consumed (millions)	140	133	5.4		273	253	8.2
Full-time equivalent employees at period end (1)					12,308	11,609	6.0
__________________________

(1)	Excludes operating expenses and employees of LiveTV, LLC, which are unrelated to our airline operations.

Although we experienced significant revenue growth in the first half of 2012, this trend may not continue. We expect our expenses to continue to increase as we acquire additional aircraft, as our fleet ages and as we expand the frequency of flights in existing markets and enter into new markets. Accordingly, the comparison of the financial data for the quarterly periods presented may not be meaningful. In addition, we expect our operating results to fluctuate significantly from quarter-to-quarter in the future as a result of various factors, many of which are outside of our control. Consequently, we believe quarter-to-quarter comparisons of our operating results may not necessarily be meaningful; you should not rely on our results for any one quarter as an indication of our future performance.

Liquidity and Capital Resources
The airline business is capital intensive. Our ability to successfully implement our growth strategy is largely dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business is dependent on maintaining sufficient liquidity. Including our American Express line of credit, which was undrawn at June 30, 2012, and our new line of credit with Morgan Stanley, we believe we have adequate resources from a combination of cash and cash equivalents and investment securities on hand; cash generated from future operations is expected to be sufficient to enable us to meet our obligations as they become due.
At June 30, 2012, we had unrestricted cash and cash equivalents of $652 million and short-term investments of $560 million compared to cash and cash equivalents of $673 million and short term investments of $553 million at December 31, 2011. Cash flows from operating activities were $490 million and $406 million for the six months ended June 30, 2012 and 2011, respectively. The increase in operating cash flows reflects the 4% increase in average fares and 9% increase in capacity offset by the 3% higher price of fuel in 2012 compared to 2011. As of June 30, 2012, our unrestricted cash, cash equivalents and short-term investments as a percentage of trailing twelve months revenue was approximately 25%, which we believe is among the best in the industry. Despite the approximate $170 million in pre-payment of higher interest bearing debt, our liquidity remains strong. We rely primarily on operating cash flows to provide working capital for current and future operations.
     Investing Activities. During the six months ended June 30, 2012, capital expenditures related to our purchase of flight equipment included $200 million for three Airbus A320 aircraft, three EMBRAER E190 aircraft and five spare engines, $32 million for flight equipment deposits and $17 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases, facilities improvements and LiveTV inventory were $97 million, which include $32 million for the 16 slots we purchased at LaGuardia International Airport and Ronald Reagan International Airport in 2011. Investing activities included the net proceeds from the sale and maturities of $26 million in investment securities. Investing activities also include the receipt of $46 million in proceeds from the sale of two EMBRAER 190 aircraft and six spare engines.
During the six months ended June 30, 2011, capital expenditures related to our purchase of flight equipment included $156 million for three Airbus A320 aircraft and two EMBRAER E190 aircraft, $24 million for flight equipment deposits and $12 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases, facilities improvements and LiveTV inventory, were $36 million. Investing activities also included the net purchase of $110 million in investment securities.
     Financing Activities. Financing activities for the six months ended June 30, 2012 consisted of (1) scheduled maturities of $97 million of debt and capital lease obligations, (2) the pre-payment of $134 million in debt secured by five Airbus A320 aircraft, (3) the repayment of $35 million of debt related to two EMBRAER 190 aircraft, (4) our issuance of $108 million in non-public floating rate equipment notes secured by two Airbus A320 aircraft and two EMBRAER E190 aircraft, (5) the repayment of $88 million under our corporate purchasing line, (6) the repayment of $6 million in principal related to our construction obligation for Terminal 5 and (7) the acquisition of $4 million in treasury shares related to the withholding of taxes upon the vesting of restricted stock units.
We may in the future issue, in one or more public offerings, debt securities, pass-through certificates, common stock, preferred stock and/or other securities. At this time, we have no plans to sell any such securities.
Financing activities for the six months ended June 30, 2011 consisted of (1) scheduled maturities of $92 million of debt and capital lease obligations, (2) our issuance of $48 million in fixed rate equipment notes and $93 million in non-public floating rate equipment notes secured by three Airbus A320 aircraft and two EMBRAER E190 aircraft, (3) the repayment of $8 million in principal related to our construction obligation for Terminal 5 and (4) $3 million in treasury shares related to the withholding of taxes upon the vesting of restricted stock units.
     Working Capital. We had working capital of $47 million and $216 million at June 30, 2012 and December 31, 2011, respectively. Our working capital includes the fair value of our short term fuel hedge derivatives, which was a net liability of $9 million and $4 million at June 30, 2012 and December 31, 2011, respectively.
We have a corporate purchasing line with American Express, which allows us to borrow up to a maximum of $125 million for the purchase of jet fuel. Borrowings, which are to be paid monthly, are subject to a 6.9% annual interest rate subject to certain limitations. This borrowing facility will terminate no later than January 5, 2015. As of June 30, 2012, we did not have any borrowings outstanding under this revolving credit facility.
In July 2012, we entered into a revolving line of credit with Morgan Stanley for up to $100 million, which is secured by a portion of our investment securities held by them and the amount may vary accordingly. This line of credit bears interest at a floating rate of interest based upon LIBOR plus 100 basis points. We have not yet made any borrowings under this line of credit.
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
Our scheduled debt maturities are expected to increase over the next five years, with a scheduled peak in 2014 of nearly $600 million. We will continue to actively manage our debt balances opportunistically by pre-purchasing when market conditions are favorable. Additionally, our unencumbered assets, including seven A320 aircraft, allows us some flexibility in managing our cost of debt and capital requirements.
Contractual Obligations
Our noncancelable contractual obligations at June 30, 2012, include the following (in millions):

	Payments due in
	Total	2012	2013	2014	2015	2016	Thereafter
Long-term debt and capital lease obligations (1)	$3,552	$160	$507	$668	$340	$524	$1,353
Lease commitments	1,523	101	185	181	181	115	760
Flight equipment obligations	5,440	195	470	530	760	755	2,730
Short Term Borrowings	2	2	—	—	—	—	—
Financing obligations and other (2)	2,794	156	283	281	268	271	1,535
Total	$13,311	$614	$1,445	$1,660	$1,549	$1,665	$6,378
____________________________

(1)	Includes actual interest and estimated interest for floating-rate debt based on June 30, 2012 rates.

(2)	Amounts include noncancelable commitments for the purchase of goods and services.
We are subject to certain financial ratios for our unsecured line of credit with American Express, including a requirement to maintain certain cash and short term investment levels and a minimum earnings before income taxes, interest, depreciation and amortization, or EBITDA margin, as well as customary events of default. As of June 30, 2012, we were in compliance with these financial covenants. We are subject to certain collateral ratio requirements in our spare parts pass-through certificates and spare engine financing issued in November 2006 and December 2007, respectively. If we fail to maintain these collateral ratios, we are required to provide additional collateral or redeem some or all of the equipment notes so that the ratios are met. We currently have pledged as collateral a previously unencumbered spare engine with a carrying value of approximately $7 million in order to maintain these ratios.
We have approximately $31 million of restricted cash pledged under standby letters of credit related to certain of our leases which will expire at the end of the related lease terms.
In July 2012, we extended the leases on three Airbus A320 aircraft, leases which were previously set to expire in 2013. These extensions resulted in an additional $24 million of lease commitments through 2018, which are reflected in the table above.
As of June 30, 2012, we operated a fleet of 123 Airbus A320 aircraft and 52 EMBRAER 190 aircraft, of which 111 were owned, 60 were leased under operating leases and four were leased under capital leases. Seven of the 111 owned aircraft were unencumbered as of June 30, 2012. The average age of our operating fleet was 6.3 years at June 30, 2012. In July 2012, we amended our EMBRAER purchase agreement accelerating the delivery of one aircraft to 2013, which was previously scheduled for delivery in 2014. Additionally, we extended the date for which we may elect not to further amend our purchase agreement to order a new EMBRAER 190 variant, if developed, to July 31, 2013. If not elected, seven EMBRAER 190 aircraft we previously deferred may either be returned to their previously committed to delivery dates in 2013 and 2014 or canceled and subject to cancellation fees.
As of June 30, 2012, we had on order 18 Airbus A320 aircraft, 30 Airbus A321 aircraft, 40 Airbus A320 neo aircraft and 32 EMBRAER 190 aircraft; with options to acquire 50 additional EMBRAER 190 aircraft as follows:

	Firm					Option
Year	Airbus A320	Airbus A321	Airbus A320 neo	EMBRAER 190	Total	EMBRAER 190

Remainder of 2012	4	—	—	1	5	—
2013	3	4	—	3	10	—
2014	—	9	—	1	10	10
2015	—	10	—	7	17	10
2016	3	7	—	8	18	10
2017	8	—	—	5	13	10
2018	—	—	10	7	17	10
2019	—	—	10	—	10	—
2020	—	—	10	—	10	—
2021	—	—	10	—	10	—
	18	30	40	32	120	50

Committed expenditures for our 120 firm aircraft and 12 spare engines include estimated amounts for contractual price escalations and predelivery deposits. Debt financing has been arranged for our remaining EMBRAER E190 firm aircraft delivery scheduled for 2012. We may pay cash for the remaining deliveries scheduled in 2012, unless debt financing is available on favorable borrowing terms relative to our weighted average cost of debt. Although we believe debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot give any assurance that we will be able to secure financing on attractive terms, if at all. While these financings may or may not result in an increase in liabilities on our balance sheet, our fixed costs will increase significantly regardless of the financing method ultimately chosen. To the extent we cannot secure financing on terms we deem attractive, we may be required to pay in cash, further modify our aircraft acquisition plans or incur higher than anticipated financing costs. Capital expenditures for facility improvements, spare parts, and ground purchases are expected to be approximately $105 million for the remainder of 2012.
In November 2005, we executed a 30-year lease agreement with the Port Authority of New York and New Jersey, or PANYNJ, for the construction and operation of a new terminal at JFK, which we began to operate in October 2008. For financial reporting purposes only, this lease is being accounted for as a financing obligation because we do not believe we qualify for sale-leaseback accounting due to our continuing involvement in the property following the construction period. JetBlue has committed to rental payments under the lease, including ground rents for the new terminal site, which began on lease execution and are included as part of lease commitments in the contractual obligations table above. Facility rents commenced upon the date of our beneficial occupancy of the new terminal and are included as part of “financing obligations and other” in the contractual obligations table above.
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
Other Information
      Other Information. In June 2012, JetBlue was recognized by J.D. Power and Associates as having the best customer satisfaction among low-cost carriers in North America for the eighth consecutive year.
Forward-Looking Information. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which represent our management's beliefs and assumptions concerning future events. When used in this document and in documents incorporated herein by reference, the words "expects," “plans,” "anticipates," “indicates,” "believes," “forecast,” “guidance,” “outlook,” “may,” “will,” “should,” “seeks,” “targets” and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks, uncertainties and assumptions, and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including, without limitation, our extremely competitive industry; increases and volatility in fuel prices, increases in maintenance costs and interest rates; our ability to implement our growth strategy; our significant fixed obligations and substantial indebtedness; our ability to attract and retain qualified personnel and maintain our culture as we grow; our reliance on high daily aircraft utilization; our dependence on the New York metropolitan market and the effect of increased congestion in this market; our reliance on automated systems and technology; our being subject to potential unionization, work stoppages, slowdowns or increased labor costs; our reliance on a limited number of suppliers; our presence in some international emerging markets that may experience political or economic instability or may subject us to legal risk; reputational and business risk from information security breaches; a negative impact on the JetBlue brand; the long term nature of our fleet order book; changes in or additional government rules, regulations or laws; changes in our industry due to other airlines' financial condition; the impact on our growth because of economic difficulties in Europe through a continuance of the economic recessionary conditions in the U.S. or a further economic downturn leading to a continuing or accelerated decrease in demand for domestic and international routes, including business, leisure and/or visiting friends and relatives air travel; and external geopolitical events and conditions. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change prior to the end of each quarter or year. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.
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
     Aircraft Fuel. As of June 30, 2012, we had hedged approximately 27% and 5% of our expected remaining 2012 and 2013 fuel requirements, respectively, using jet fuel swaps and collars, heating oil collars, and WTI and Brent crude oil collars. Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the June 30, 2012, cost per gallon of fuel, including the effects of our fuel hedges. Based on our projected twelve month fuel consumption, such an increase would result in an increase to annual aircraft fuel expense of approximately $166 million, compared to an estimated $176 million for 2011 measured as of June 30, 2011. See Note 8 to our unaudited condensed consolidated financial statements for additional information.
     Fixed Rate Debt. On June 30, 2012, our $285 million aggregate principal amount of convertible debt had an estimated fair value of $376 million, based on quoted market prices.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.
In connection with the preparation of this Report, our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on, and as of the date of, that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2012.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the fiscal quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
In the ordinary course of our business, we are party to various legal proceedings and claims which we believe are incidental to the operation of our business. Refer to Note 7-Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.
The following is an update to Item 1A Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2011, or our 2011 Form 10-K, and Item 1A Risk Factors contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, or our first quarter 2012 Form 10-Q. For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to our 2011 Form 10-K and our first quarter 2012 Form 10-Q.

Item 6. Exhibits.
Exhibits: See accompanying Exhibit Index included after the signature page of this Report for a list of the exhibits filed or furnished with this Report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)
Date:	August 1, 2012	By:	/s/ DONALD DANIELS
Vice President, Controller and Chief
Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
10.3(aa)**	Side letter No. 36 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated May 1, 2012.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Certification Pursuant to Section 1350, furnished herewith.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
____________________________

*
XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

**	Portions of this exhibit have been omitted pursuant to a Confidential Treatment Request under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.