Form 10-Q
period 2012-09-30
JETBLUE AIRWAYS CORP
filed 2012-11-01
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

As of September 30, 2012, there were 284,298,140 shares outstanding of the registrant’s common stock, par value $.01.

JetBlue Airways Corporation
FORM 10-Q
INDEX

Page #’s
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets — September 30, 2012 and December 31, 2011	3
Consolidated Statements of Operations — Three and Nine Months Ended September 30, 2012 and 2011	4
Consolidated Statements of Comprehensive Income — Three and Nine Months Ended September 30, 2012 and 2011	4
Condensed Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2012 and 2011	4
Notes to Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 6. Exhibits	18
EX-10.17(m)
EX-12.1
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except share data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$542	$673
Investment securities	522	553
Receivables, less allowance	137	101
Prepaid expenses and other	286	301
Total current assets	1,487	1,628
PROPERTY AND EQUIPMENT
Flight equipment	4,979	4,719
Predelivery deposits for flight equipment	167	154
	5,146	4,873
Less accumulated depreciation	952	827
	4,194	4,046
Other property and equipment	591	531
Less accumulated depreciation	232	207
	359	324
Assets constructed for others	561	561
Less accumulated depreciation	88	71
	473	490
Total property and equipment	5,026	4,860
OTHER ASSETS
Investment securities	150	38
Restricted cash	55	67
Other	423	478
Total other assets	628	583
TOTAL ASSETS	$7,141	$7,071

See accompanying notes to condensed consolidated financial statements.
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$139	$148
Air traffic liability	719	627
Accrued salaries, wages and benefits	165	152
Other accrued liabilities	182	199
Short-term borrowings	52	88
Current maturities of long-term debt and capital leases	268	198
Total current liabilities	1,525	1,412
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	2,603	2,850
CONSTRUCTION OBLIGATION	517	526
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	471	392
Other	122	134
	593	526
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900,000,000 shares authorized, 329,781,808 and 326,589,018 shares issued and 284,298,140 and 281,777,919 outstanding in 2012 and 2011, respectively	3	3
Treasury stock, at cost; 45,484,279 and 44,811,710 shares in 2012 and 2011 respectively.	(12)	(8)
Additional paid-in capital	1,488	1,472
Retained earnings	432	305
Accumulated other comprehensive loss	(8)	(15)
Total stockholders’ equity	1,903	1,757
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,141	$7,071
See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
OPERATING REVENUES
Passenger	$1,194	$1,087	$3,461	$3,039
Other	114	108	327	319
Total operating revenues	1,308	1,195	3,788	3,358
OPERATING EXPENSES
Aircraft fuel and related taxes	481	454	1,364	1,246
Salaries, wages and benefits	262	236	782	706
Landing fees and other rents	73	65	211	185
Depreciation and amortization	66	57	190	171
Aircraft rent	32	32	98	102
Sales and marketing	51	49	152	145
Maintenance materials and repairs	85	59	258	165
Other operating expenses	145	135	401	399
Total operating expenses	1,195	1,087	3,456	3,119
OPERATING INCOME	113	108	332	239
OTHER INCOME (EXPENSE)
Interest expense	(44)	(45)	(133)	(133)
Capitalized interest	2	1	6	3
Interest income and other	2	(8)	3	(4)
Total other income (expense)	(40)	(52)	(124)	(134)
INCOME BEFORE INCOME TAXES	73	56	208	105
Income tax expense	28	21	81	42
NET INCOME	$45	$35	$127	$63
EARNINGS PER COMMON SHARE:
Basic	$0.16	$0.12	$0.45	$0.23
Diluted	$0.14	$0.11	$0.39	$0.21

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$45	$35	$127	$63
Changes in fair value of derivative instruments, net of reclassifications into earnings	15	(21)	7	(24)
Total other comprehensive income (loss)	15	(21)	7	(24)
Comprehensive income	$60	$14	$134	$39

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in millions)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$127	$63
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	79	42
Depreciation	170	156
Amortization	28	25
Stock-based compensation	10	10
Gain on sale of assets, debt extinguishment, and customer contract termination	(20)	—
Collateral (paid) returned for derivative instruments	4	(1)
Changes in certain operating assets and liabilities	128	157
Other, net	15	48
Net cash provided by operating activities	541	500
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(356)	(312)
Predelivery deposits for flight equipment	(61)	(43)
Proceeds from the sale of assets	46	—
Purchase of available-for-sale securities	(412)	(384)
Sale of available-for-sale securities	353	263
Purchase of held-to-maturity investments	(353)	(300)
Proceeds from the maturities of held-to-maturity investments	323	432
Other, net	12	(1)
Net cash used in investing activities	(448)	(345)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	6	5
Issuance of long-term debt	131	190
Short-term borrowings and lines of credit	175	—
Repayment of long-term debt and capital lease obligations	(311)	(173)
Repayment of short-term borrowings and lines of credit	(211)	—
Other, net	(14)	(10)
Net cash provided by (used in) financing activities	(224)	12
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(131)	167
Cash and cash equivalents at beginning of period	673	465
Cash and cash equivalents at end of period	$542	$632

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
September 30, 2012

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
Held-to-maturity investment securities: The contractual maturities of the corporate bonds we held as of September 30, 2012 were no greater than 24 months. We did not record any significant gains or losses on these securities during the three or nine months ended September 30, 2012 or 2011. The estimated fair value of these investments approximated their carrying value as of September 30, 2012 and December 31, 2011.
The carrying values of investment securities consisted of the following at September 30, 2012 and December 31, 2011(in millions):

	September 30, 2012	December 31, 2011
Available-for-sale securities
Time deposits	$65	$70
Commercial paper	174	183
	239	253
Held-to-maturity securities
Corporate bonds	336	313
Government bonds	40	25
Time Deposits	57	—
	433	338
Total	$672	$591

Asset Sales: During the nine months ended September 30, 2012, we sold two EMBRAER 190 aircraft, which we had been leasing to another airline, and six spare aircraft engines. We recorded net gains of approximately $10 million, which are included in other operating expenses in our consolidated statement of operations. As a result of these aircraft sales, we will no longer be receiving lease payments, which had been approximately $6 million per year.
New Accounting Pronouncements: On January 1, 2012, Accounting Standards Update 2011-05, or ASU 2011-05, amending the Comprehensive Income topic of the Codification, became effective. This update changes the requirements for the presentation of other comprehensive income, eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other things. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We have included a separate statement of comprehensive income in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2012 and 2011. In December 2011, the FASB issued ASU 2011-12, delaying the effective date of only the portion of ASU 2011-05 related to the presentation of reclassification adjustments out of accumulated other comprehensive income.
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

Note 2 — Share-Based Compensation
    2011 Incentive Compensation Plan: During the nine months ended September 30, 2012, we granted approximately 2.5 million restricted stock units under the 2011 Incentive Compensation Plan at a weighted average grant date fair value of $5.80 per share. At September 30, 2012, approximately 2.5 million restricted stock units were unvested with a weighted average grant date fair value of $5.78 per share.
     Amended and Restated 2002 Stock Incentive Plan: As of September 30, 2012, approximately 2.1 million restricted stock units were unvested with a weighted average grant date fair value of $5.86 per share.

Note 3 — Long-term Debt, Short-term Borrowings, and Capital Lease Obligations
Unsecured Revolving Credit Facility
During the nine months ended September 30, 2012, we made net payments of $88 million on our corporate purchasing line with American Express, which may only be used for the purchase of jet fuel. In March 2012, we amended this corporate purchasing line, updating certain terms and limitations and extending the term through January 5, 2015. As of September 30, 2012, we did not have a balance outstanding under this revolving credit facility.
Morgan Stanley Line of Credit
In July 2012, we entered into a revolving line of credit with Morgan Stanley for up to approximately $100 million, which is secured by a portion of our investment securities held by them and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon LIBOR plus 100 basis points. As of September 30, 2012, we had a balance of approximately $50 million outstanding under this line of credit. We repaid this balance in full in October 2012.
Other Indebtedness
During the three months ended September 30, 2012, we modified the debt secured by three of our Airbus A320 aircraft, essentially lowering the borrowing rates over the remaining term of the loans. In exchange for lower borrowing rates associated with two of these aircraft loans, we deposited funds with the bank equivalent to the outstanding principal balance, a total of approximately $57 million. The deposit, which is included in long term investment securities on our condensed consolidated balance sheet, will be reduced as quarterly principal payments are made. If we withdraw the funds deposited, the interest rate on the debt reverts back to the original borrowing rate.
During the nine months ended September 30, 2012, we issued $131 million, net of discount, in non-public floating rate equipment notes due through 2024, which are secured by two new Airbus A320 aircraft and three new EMBRAER 190 aircraft.
Our outstanding long-term debt and capital lease obligations were reduced by $308 million as a result of principal payments made during the nine months ended September 30, 2012. This total debt reduction includes the repayment in full of approximately $134 million in principal balances previously outstanding on debt secured by five Airbus A320 aircraft. We also paid $35 million in outstanding principal on debt secured by two EMBRAER 190 aircraft, which we sold during the nine months ended September 30, 2012 . We recognized a net gain of approximately $2 million in interest income and other in our consolidated statement of operations related to these extinguishments of debt.
Aircraft, engines and other equipment and facilities having a net book value of $3.60 billion at September 30, 2012 have been pledged as security under various loan agreements. As of September 30, 2012, including the repayments described above, we owned seven unencumbered Airbus A320 aircraft.
At September 30, 2012, the weighted average interest rate of all of our long-term debt was 4.5% and scheduled maturities were $55 million for the remainder of 2012, $392 million in 2013, $570 million in 2014, $256 million in 2015, $454 million in 2016 and $1.15 billion thereafter.
The carrying amounts and estimated fair values of our long-term debt at September 30, 2012 and December 31, 2011 were as follows (in millions):

	September 30, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Public Debt
Floating rate enhanced equipment notes
Class G-1, due through 2016	$183	$175	$202	$185
Class G-2, due 2014 and 2016	373	340	373	316
Class B-1, due 2014	49	48	49	47
Fixed rate special facility bonds, due through 2036	82	81	83	76
6.75% convertible debentures due in 2039	162	203	162	214
5.5% convertible debentures due in 2038	123	153	123	162

Non-Public Debt
Floating rate equipment notes, due through 2025	757	712	743	712
Fixed rate equipment notes, due through 2026	1,027	1,134	1,192	1,293

Total	$2,756	$2,846	$2,927	$3,005
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

Note 4 — Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting. A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes, for the three and nine months ended September 30, 2012 is as follows (in millions):

	Aircraft Fuel Derivatives	Interest Rate Swaps	Total
Beginning accumulated gains (losses), at June 30, 2012	$(13)	$(10)	$(23)
Reclassifications into earnings	—	2	2
Change in fair value	14	(1)	13
Ending accumulated gains (losses), at September 30, 2012	$1	$(9)	$(8)

	Aircraft Fuel Derivatives	Interest Rate Swaps	Total
Beginning accumulated gains (losses), at December 31, 2011	$(3)	$(12)	$(15)
Reclassifications into earnings	(6)	5	(1)
Change in fair value	10	(2)	8
Ending accumulated gains (losses), at September 30, 2012	$1	$(9)	$(8)

Note 5 — Earnings Per Share
The following table shows how we computed basic and diluted earnings per common share (dollars in millions; share data in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income	$45	$35	$127	$63
Effect of dilutive securities:
Interest on convertible debt, net of income taxes and profit sharing	2	3	7	9
Net income applicable to common stockholders after assumed conversions for diluted earnings per share	$47	$38	$134	$72
Denominator:
Weighted average shares outstanding for basic earnings per share	282,880	279,099	282,196	278,280
Effect of dilutive securities:
Employee stock options	1,337	1,368	1,033	1,745
Convertible debt	60,575	65,786	60,575	67,655
Adjusted weighted average shares outstanding and assumed conversions for diluted earnings per share	344,792	346,253	343,804	347,680

Shares excluded from EPS calculation (in millions):
Shares issuable upon conversion of our convertible debt as assumed conversion would be antidilutive	—	—	—	—
Shares issuable upon exercise of outstanding stock options or vesting of restricted stock units as assumed exercise would be antidilutive	18.1	21.4	20.7	22.5
As of September 30, 2012, a total of approximately 1.4 million shares of our common stock, which were lent to our share borrower pursuant to the terms of our share lending agreement, as described more fully in Note 2 to our 2011 Form 10-K, were issued and outstanding for corporate law purposes. Holders of the borrowed shares have all the rights of a holder of our common stock. However, because the share borrower must return all borrowed shares to us (or identical shares or, in certain circumstances of default by the counterparty, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings per share. The fair value of similar common shares not subject to our share lending arrangement, based upon our closing stock price at September 30, 2012, was approximately $7 million.

Note 6 — Employee Retirement Plan
We sponsor a retirement savings 401(k) defined contribution plan, or the Plan, covering all of our employees. Another component of the Plan is a profit sharing contribution for eligible non-management employees. Our contributions expensed for the Plan for the three months ended September 30, 2012 and 2011 were $22 million and $15 million, respectively, and contributions expensed for the Plan for the nine months ended September 30, 2012 and 2011 were $62 million and $46 million, respectively.

Note 7 — Commitments and Contingencies
As of September 30, 2012, our firm aircraft orders consisted of 18 Airbus A320 aircraft, 30 Airbus A321 aircraft, 40 Airbus A320 new engine option, or A320neo aircraft, 32 EMBRAER 190 aircraft and 10 spare engines scheduled for delivery through 2021. Committed expenditures for these aircraft, including the related flight equipment and estimated amounts for contractual price escalations and predelivery deposits, were approximately $165 million for the remainder of 2012, $450 million in 2013, $520 million in 2014, $750 million in 2015, $765 million in 2016 and $2.75 billion thereafter.
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
As of September 30, 2012, we had approximately $31 million of restricted assets pledged under standby letters of credit related to certain of our leases which will expire at the end of the related lease terms. Additionally, we had $18 million pledged related to our workers compensation insurance policies and other business partner agreements, which will expire according to the terms of the related policies or agreements.
Environmental Liability
During performance of environmental testing required in connection with the demolition of the existing passenger terminal buildings and closure of the defunct hydrant fuel systems on the Terminal 6 site at New York's John F. Kennedy International Airport, or JFK, the presence of light non-aqueous phase petroleum liquid was discovered in certain subsurface monitoring wells on the property. Our lease with the Port Authority of New York and New Jersey, or PANYNJ, provides that, under certain circumstances, we may be responsible for investigating, delineating, and remediating such subsurface contamination, even if we are not necessarily the party that caused its release. We have engaged environmental consultants and legal counsel to assess the extent of the contamination and assist us in determining whether we are responsible for taking steps to remediate it. A preliminary estimate indicates costs of remediation could range from less than $1 million up to approximately $3 million. However, as with any environmental contamination, there is the possibility this contamination could be more extensive than estimated at this early stage. We do have an environmental liability insurance policy to protect us against these types of environmental liabilities, which we expect will mitigate some or all of our exposure in this matter.
Based upon information currently known to us, we do not expect these environmental proceedings to have a material adverse effect on our consolidated financial position, results of operations, or cash flows. However, it is not possible to predict with certainty the impact on us of future environmental compliance requirements or the costs of resolving the matter, in part because the scope of the remediation that may be required is not certain and environmental laws and regulations are subject to modification and changes in interpretation.
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
Employment Agreement Dispute.   In or around March 2010, attorneys representing a group of current and former pilots, or the Claimants', filed a Request for Mediation with the American Arbitration Association concerning a dispute over the interpretation of a provision of their individual JetBlue Airways Corporation Employment Agreements for Pilots, or Employment Agreements.  In their Fourth Amended Arbitration Demand, dated June 8, 2012, Claimants (approximately 944 current pilots and 26 former pilots) alleged that JetBlue breached the Base Salary provision of the Employment Agreements and sought back pay and related damages, for each of 2002, 2007 and 2009.  In July 2012, in response to JetBlue's partial Motion to Dismiss, the Claimants withdrew the 2002 claims. The Claimants have not specified an exact amount of damages sought. As such, we are unable to determine a range of potential loss at this time. However, pilot salaries currently represent approximately 40% of our total consolidated salaries; therefore, any judgment in the Claimants' favor could have a material adverse impact on our results of operations, liquidity and/or financial condition.
In the third quarter of 2012, discovery was conducted. We filed our expert reports in October 2012. In this arbitration, the Company intends to continue to vigorously defend its interpretation of the Employment Agreements at issue.  While the outcome of any arbitration is uncertain, the Company believes the claims are without merit.

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
The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of September 30, 2012 related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

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
As of December 31, 2011, we determined that the correlation between West Texas Intermediate, or WTI, crude oil and jet fuel had significantly deteriorated and the requirements for continuing hedge accounting treatment were no longer satisfied. As such, we prospectively discontinued hedge accounting treatment on all of our then outstanding WTI crude oil cap agreements and WTI crude oil collars, which then represented approximately 6% of our total 2012 forecasted fuel consumption. The forecasted fuel consumption, for which these transactions were designated as cash flow hedges, has or is still expected to occur; therefore, the $3 million of losses deferred in accumulated other comprehensive income as of December 31, 2011 related to these contracts will remain deferred until the forecasted fuel consumption occurs. Any incremental increase or decrease in the value of these contracts is being recognized in interest income and other in each period during 2012 until the contracts settle. As of September 30, 2012, our remaining WTI crude based contracts outstanding are WTI crude collars representing approximately 4% of our fourth quarter 2012 forecasted consumption. As of September 30, 2012, approximately $1 million in losses remained deferred in accumulated other comprehensive income related to these contracts.
     Interest rate swaps: The interest rate hedges we had outstanding as of September 30, 2012 effectively swap floating rate for fixed rate, taking advantage of lower borrowing rates in existence at the time of the hedge transaction as compared to the date our original debt instruments were executed. As of September 30, 2012, we had $355 million in notional debt outstanding related to these swaps, which cover certain interest payments through August 2016. The notional amount decreases over time to match scheduled repayments of the related debt.
All of our outstanding interest rate swap contracts qualify as cash flow hedges in accordance with the Derivatives and Hedging topic of the Codification. Since all of the critical terms of our swap agreements match the debt to which they pertain, there was no ineffectiveness relating to these interest rate swaps in 2012 or 2011, and all related unrealized losses were deferred in accumulated other comprehensive income. We recognized approximately $8 million in additional interest expense as the related interest payments were made in each of the nine months ended September 30, 2012 and 2011.
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
The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts. Our policy is to offset the liabilities represented by these contracts with any cash collateral paid to the counterparties. We did not have any collateral posted related to our outstanding fuel hedge contracts at September 30, 2012 and December 31, 2011. We had $17 million and $20 million posted in collateral related to our interest rate derivatives which offset the hedge liability in other current liabilities at September 30, 2012 and December 31, 2011, respectively.
The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

	As of
	September 30, 2012	December 31, 2011
Fuel derivatives
Asset fair value recorded in prepaid expenses and other (1)	$1	$6
Liability fair value recorded in other accrued liabilities (1)	1	10
Longest remaining term (months)	12	12
Hedged volume (barrels, in thousands)	1,575	3,540
Estimated amount of existing losses expected to be reclassified into earnings in the next 12 months	(1)	(6)
Interest rate derivatives
Liability fair value recorded in other long term liabilities (2)	15	20
Estimated amount of existing losses expected to be reclassified into earnings in the next 12 months	(11)	(10)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Fuel derivatives
Hedge effectiveness gains (losses) recognized in aircraft fuel expense	$2	$(4)	$10	$3
Hedge ineffectiveness gains (losses) recognized in other income (expense)	—	(3)	—	(3)
Gains (losses) on derivatives not qualifying for hedge accounting recognized in other income (expense)	—	(1)	(3)	—
Hedge gains (losses) on derivatives recognized in comprehensive income, (see Note 4)	23	(41)	17	(38)
Percentage of actual consumption economically hedged	27%	48%	31%	43%
Interest rate derivatives
Hedge losses on derivatives recognized in comprehensive income, (see Note 4)	(1)	(3)	(3)	(8)
Hedge losses on derivatives recognized in interest expense	(3)	(3)	(8)	(8)
____________________________

(1)	Gross asset or liability of each contract prior to consideration of offsetting positions with each counterparty.

(2)	Gross liability, prior to impact of collateral posted.

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
The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of September 30, 2012 and December 31, 2011 (in millions).

	As of September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$380	$—	$—	$380
Restricted cash	4	—	—	4
Available-for-sale investment securities	—	239	—	239
Aircraft fuel derivatives	—	1	—	1
	$384	$240	$—	$624
Liabilities
Aircraft fuel derivatives	$—	$1	$—	$1
Interest rate swap	—	—	15	15
	$—	$1	$15	$16

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$555	$—	$—	$555
Restricted cash	4	—	—	4
Available-for-sale investment securities	—	253	—	253
Aircraft fuel derivatives	—	5	—	5
	$559	$258	$—	$817
Liabilities
Aircraft fuel derivatives	$—	$9	$—	$9
Interest rate swap	—	—	20	20
	$—	$9	$20	$29

Refer to Note 3 for fair value information related to our outstanding debt obligations as of September 30, 2012 and December 31, 2011. The following tables reflect the activity for the major classes of our assets and liabilities measured at fair value on a recurring basis using level 3 inputs (in millions) for the three and nine months ended September 30, 2012 and 2011:

	Interest Rate Swaps
	Three Months Ended September 30,
	2012	2011
Balance as of June 30,	$(17)	$(23)
Total gains or (losses), realized or unrealized
Included in earnings	—	—
Included in comprehensive income	(1)	(3)
Settlements	3	3
Balance as of September 30,	$(15)	$(23)

	Nine Months Ended September 30,
	2012	2011
Balance as of December 31,	$(20)	$(23)
Total gains or (losses), realized or unrealized
Included in earnings	—	—
Included in comprehensive income	(3)	(8)
Settlements	8	8
Balance as of September 30,	$(15)	$(23)

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
     Available-for-sale investment securities: Included in our available-for-sale investment securities are certificates of deposit and commercial paper with original maturities greater than 90 days but less than one year. The fair values of these instruments are based on observable inputs in non-active markets which are therefore classified as Level 2 in the hierarchy. We did not record any significant gains or losses on these securities during the three and nine months ended September 30, 2012.
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
Note 10 — Stockholders' Equity
In September 2012, our Board of Directors authorized a share repurchase program for up to 25 million shares of common stock over a five year period. As of September 30, 2012, we had not yet repurchased any shares.

Note 11 — Subsequent Event
On October 29, 2012, Hurricane Sandy made landfall on the New Jersey coast and resulted in significant impact spanning the East Coast from Washington D.C. to Boston, including the closure of New York metro area airports, the Washington D.C.

metro area airports and Boston's Logan International Airport, or Logan Airport.  With a significant percentage of our scheduled flights into or out of these airports, this storm had a direct and significant impact on our operations.  In advance of this storm we moved all of our aircraft out of the forecasted impact area and began cancelling scheduled flights as early as October 28, 2012.  By October 31, 2012, John F. Kennedy International Airport, Newark International Airport, the Washington D.C. metro area airports and Logan Airport had all re-opened, allowing us to begin limited service.  LaGuardia Airport, which sustained significant flooding, is expected to re-open on November 1, 2012; however, we aren't planning to resume our operations there until later in the week.  Through October 31, we cancelled, or had plans to cancel, approximately 1,650 flights directly as result of Hurricane Sandy, and we expect additional cancellations may be possible as we move fully into our operational recovery.  In addition to the airports, the New York metropolitan area sustained significant wide-spread damage and power outages, including to the subways, roads, bridges and tunnels.  Our operational recovery is dependent, to a certain extent, on the repair of damaged infrastructure in the cities in which we operate, the recovery of our employees negatively affected by the storm and the recovery of the various transit authority employees and their ability to report to work as well as the impact on demand for air travel by our customers affected by the storm.  We believe the total direct impact of this storm, including the factors noted in this paragraph, will be material to our operations and financial results, although it is too early to estimate exactly to what extent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Third Quarter Highlights and Outlook
During the third quarter of 2012, passenger unit revenues increased 1% compared to the same period of 2011, results which include the impact of both Hurricane Irene and the federal excise tax reprieve in 2011. We continued to benefit from strong leisure demand during the peak summer travel months. While the demand for leisure travel softened slightly in the seasonally weak September period, our business demand, particularly in Boston, continued to show strength. We believe this is evidence our network strategy is working, as we have worked to complement our historically leisure dominated route base with more business-focused routes that are not as susceptible to seasonality. Our capacity grew by 9% in the third quarter while we also saw yield improvements of 1% and a slightly higher load factor versus the same period in 2011. The macro economic environment continues to show signs of uncertainty; however, we believe the leisure softness in September experienced throughout the industry has diminished. Although we have limited visibility into forward bookings, we are encouraged by the strength in demand for our product during the fourth quarter. We intend to continue executing our network strategy in a responsible manner with a focus on profitable growth opportunities.
Much of our capacity growth in 2012 has been directed at our expansion in the Caribbean region and our commitment to further penetrate Central and South America, an area where we see potential for profitable growth. To that end, our expansion in this region includes our plans to commence service to Cartagena, Colombia; Samaná, Dominican Republic; and Grand Cayman, Cayman Islands in November 2012. We also plan to commence service to Providence, Rhode Island in November 2012 and Charleston, South Carolina in early 2013.
Our portfolio of commercial airline partnerships continued to grow as we added one new airline partner during the third quarter and another in October 2012, bringing our total to 22 airline partners. We plan to continue to introduce additional commercial airline partnerships in the future. We believe this will enable us to gain new customers and expand the scope of our network for our existing customers, while helping to balance the historically high seasonality created by our significant leisure travel base.
Successful execution of our network and profitable growth strategy demands a low cost structure. As such, our focus on preserving a competitive cost structure remains a priority in realizing continued profitable growth. We also believe preserving a solid liquidity position is important to our achieving our long-term goals.
Our focus on cost discipline continued during the third quarter. However, maintenance costs, once again represented a challenge as our fleet continues to age resulting in the need for more significant repairs and routine maintenance. We have recently found new maintenance providers to replace one of our former key engine maintenance providers that liquidated during the first quarter of 2012. These new maintenance providers will provide substantially the same services as our previous provider at comparable rates. We believe the overall impact of the liquidation, due to our actions to quickly find alternative providers at competitive rates was approximately $8 million in 2012. We are also working on a long-term maintenance agreement for our EMBRAER 190 aircraft components, which are currently not covered under a maintenance agreement. We believe expanding the scope of our maintenance services covered under long-term agreements will help us to better manage maintenance costs over time.
Fuel remains our single largest operating expense comprising nearly 40% of total operating expenses. The price and availability of aircraft fuel are extremely volatile due to global economic and geopolitical factors that we can neither control nor accurately predict. Our diversified fuel hedge portfolio is intended to provide a form of insurance against some of the price volatility, and we will continue to manage the volume and variety of our fuel hedge contracts in a prudent manner. We hedged a total of 27% of our third quarter quarter 2012 fuel consumption. As of September 30, 2012, we had outstanding fuel hedge contracts covering approximately 27% of our forecasted consumption for the fourth quarter of 2012 and 30% for the full year 2012. In addition to our standard fuel hedges, we also occasionally enter into fixed forward price agreements, or FFPs, for a portion of our fuel consumption requirements as another means of protecting against significant fuel price increases. FFPs are agreements to purchase a fixed quantity of fuel at specific locations for a fixed price at a specified future date. As of September 30, 2012, we had approximately 19% of our remaining 2012 forecasted fuel consumption covered by these fixed forward price agreements. We will continue to monitor fuel prices closely and expect to take advantage of fuel hedging opportunities as they arise in order to provide some protection against sudden and significant increases in fuel prices.
We expect our full-year operating capacity to increase approximately 7% to 9% as compared to 2011 primarily as a result of our growth in the Caribbean and Latin America regions including San Juan, Puerto Rico and the addition of four EMBRAER 190 and seven Airbus A320 aircraft to our operating fleet. We expect our operating aircraft to consist of 127 Airbus A320 aircraft and 53 EMBRAER 190 aircraft at the end of 2012. Assuming fuel prices of $3.22 per gallon, including fuel taxes and net of effective hedges, our cost per available seat mile for 2012 is expected to increase between 1.5% and 3.5% over 2011. This expected increase is primarily a result of higher maintenance costs and increased profit sharing.

On October 29, 2012, Hurricane Sandy made landfall on the New Jersey coast and resulted in significant impact spanning the East Coast from Washington D.C. to Boston, including the closure of New York metro area airports, the Washington D.C. metro area airports and Boston's Logan International Airport, or Logan Airport.  With a significant percentage of our scheduled flights into or out of these airports, this storm had a direct and significant impact on our operations.  In advance of this storm we moved all of our aircraft out of the forecasted impact area and began cancelling scheduled flights as early as October 28, 2012.  By October 31, 2012, John F. Kennedy International Airport, Newark International Airport, the Washington D.C. metro area airports and Logan Airport had all re-opened, allowing us to begin limited service.  LaGuardia Airport, which sustained significant flooding, is expected to re-open on November 1, 2012; however, we aren't planning to resume our operations there until later in the week.  Through October 31, we cancelled, or had plans to cancel, approximately 1,650 flights directly as result of Hurricane Sandy, and we expect additional cancellations may be possible as we move fully into our operational recovery.  In addition to the airports, the New York metropolitan area sustained significant wide-spread damage and power outages, including to the subways, roads, bridges and tunnels.  Our operational recovery is dependent, to a certain extent, on the repair of damaged infrastructure in the cities in which we operate, the recovery of our employees negatively affected by the storm and the recovery of the various transit authority employees and their ability to report to work as well as the impact on demand for air travel by our customers affected by the storm.  We believe the total direct impact of this storm, including the factors noted in this paragraph, will be material to our operations and financial results, although it is too early to estimate exactly to what extent.

Results of Operations
Our operating revenue per available seat mile for the third quarter quarter increased 1% over the same period in 2011. Our average fares for the quarter remained relatively flat as compared to 2011 at $154, and our load factor increased 0.3 points to 84.8% from a year ago. Our on-time performance, defined by the Department of Transportation, or DOT, as arrival within 14 minutes of schedule, was 77.2% in the third quarter quarter of 2012 compared to 72.4% for the same period in 2011; our completion factor was 99.6% and 97.2% in 2012 and 2011, respectively. The increase in completion factor was primarily a result of favorable operating conditions in the Northeast during 2012. As a result, we flew more available seat miles, or ASMs, than expected, improving our cost per available seat mile, excluding fuel, during the quarter.
Three Months Ended September 30, 2012 and 2011
We reported net income of $45 million for the three months ended September 30, 2012 compared to $35 million for the three months ended September 30, 2011. Diluted earnings per share were $0.14 for the third quarter quarter of 2012 compared to $0.11 for 2011. Our operating income for the three months ended September 30, 2012 was $113 million compared to $108 million for the comparable period in 2011, and our pre-tax margin increased 1.0 point from 2011 to 5.6%.
     Operating Revenues. Operating revenues increased 9%, or $113 million, over the same period in 2011, primarily due to a 10%, or $107 million, increase in passenger revenues. The increase in passenger revenues was largely attributable to a 9% increase in capacity along with a 1% increase in yield and a 0.3 point increase in load factor as compared to the third quarter quarter of 2011. Revenue from our Even More offering increased approximately $5 million.
Other revenue increased 5%, or $6 million, primarily due to a $2 million increase in change fees and a $2 million increase in baggage fees. Additionally, LiveTV third party revenues increased $2 million.
     Operating Expenses. Operating expenses increased 10%, or $108 million, over the same period in 2011, primarily due to higher fuel costs, increased maintenance costs and higher salaries, wages and benefits. Operating capacity increased 9% to 10.70 billion available seat miles. Operating expenses per available seat mile increased 1% to 11.16 cents. Excluding fuel, our cost per available seat mile was 4% higher compared to the same period in 2011. Some of our operating expenses have decreased on a unit basis due to the increase in capacity resulting from a higher than expected completion factor during the third quarter quarter of 2012.
In detail, operating costs per available seat mile were as follows (percent changes are based on unrounded numbers):

	Three Months Ended September 30,
	2012	2011	Percent Change
	(in cents)
Operating expenses:
Aircraft fuel and related taxes	4.49	4.60	(2.5)%
Salaries, wages and benefits	2.45	2.39	2.4%
Landing fees and other rents	0.68	0.66	2.6%
Depreciation and amortization	0.61	0.57	6.8%
Aircraft rent	0.30	0.33	(9.0)%
Sales and marketing	0.48	0.50	(4.0)%
Maintenance materials and repairs	0.79	0.60	33.0%
Other operating expenses	1.36	1.38	(1.7)%
Total operating expenses	11.16	11.03	1.1%

Aircraft fuel expense increased 6%, or $27 million, due to an increase of 13 million gallons of aircraft fuel consumed resulting in $39 million in additional fuel expense offset by a 2% decrease in average fuel cost per gallon, or $12 million after the impact of fuel hedging. We recorded $2 million in gains upon settlement of fuel hedges during the third quarter of 2012 versus $4 million in fuel hedge losses during the same period in 2011. Our average fuel cost per gallon was $3.17 for the third quarter quarter of 2012 compared to $3.25 for the third quarter quarter of 2011. Cost per available seat mile decreased 2% primarily due to the decrease in fuel price.
Salaries, wages and benefits increased 11%, or $26 million, primarily due to a 4% increase in the average number of full-time equivalent employees and an increase in the costs associated with medical benefits. Additionally, profit sharing expense increased $5 million resulting from the increase in our pre-tax income. Cost per available seat mile increased 2% primarily as a result of the increased profit sharing and increased medical benefits.
Landing fees and other rents increased 11%, or $8 million, primarily due to an 11% increase in departures over 2011 and higher average airport rental rates. Additionally, we have opened five new cities since the third quarter of 2011. Cost per available seat mile increased 3% primarily due to the higher rental rates in certain of our larger airports.
Depreciation and amortization increased 16%, or $9 million, primarily due to having an average of 115 owned and capital leased aircraft in 2012 compared to 106 in 2011. Additionally, we began amortizing airport slots acquired at the end of 2011, which became operational in the second quarter of 2012.
Sales and marketing expense increased 4%, or $2 million, due to higher advertising costs. Cost per available seat mile decreased 4% primarily as a result of lower credit card rates.
Maintenance materials and repairs increased 44%, or $26 million, due to the aging of our fleet, which has resulted in more costly heavy maintenance checks. As of September 30, 2012, our oldest operating aircraft had an age of 12.8 years and the average age of our fleet increased to 6.6 years compared to 5.9 years as of September 30, 2011. Additionally, we operated an average of nine additional aircraft in 2012 compared to the same period in 2011. Cost per available seat mile increased 33% primarily due to the gradual aging of our fleet.
Other operating expenses increased 7%, or $10 million, primarily due to increased variable costs as result of the increased departures. Additionally, certain LiveTV costs increased approximately $2 million as a result of the termination of a customer hardware agreement during the third quarter 2012. Cost per available seat mile decreased 2% as a result of certain efficiencies and warmer weather.
     Other Income (Expense). Interest income and other increased $10 million, primarily due to a $5 million loss on the early extinguishment of a portion of our 6.75% Series A convertible debt due 2039 in 2011 and fuel hedge ineffectiveness. Also, accounting ineffectiveness on our crude and heating oil derivative instruments classified as cash flow hedges was insignificant in 2012 but was a loss of $3 million in 2011. We are unable to predict what the amount of ineffectiveness will be related to these instruments, or the potential loss of hedge accounting, which is determined on a derivative-by-derivative basis, due to the volatility in the forward markets for these commodities.
Nine Months Ended September 30, 2012 and 2011
We reported net income of $127 million for the nine months ended September 30, 2012 compared to $63 million for the nine months ended September 30, 2011. Diluted earnings per share were $0.39 for the nine months ended September 30, 2012 compared to $0.21 for 2011. Our operating income for the nine months ended September 30, 2012 was $332 million compared to $239 million for the same prior year period, and our pre-tax margin increased 2.4 points from 2011 to 5.5%.
     Operating Revenues. Operating revenues increased 13%, or $430 million, over the same period in 2011, primarily due to a 14%, or $422 million, increase in passenger revenues. The increase in passenger revenues was largely attributable to a 9% increase in capacity along with a 3% increase in yield and a 1.9 point increase in load factor as compared to the same period in 2011. Revenue from our Even More offering increased approximately $22 million.
Other revenue increased 2%, or $8 million, primarily due to a $8 million increase in change fees and a $6 million increase in baggage fees. Additionally, charter revenues increased approximately $2 million. These increases were offset by $10 million recognized in 2011 related to our co-branded credit card agreement guarantees. Rental income decreased approximately $3 million as a result of selling the two aircraft we previously leased to another airline.
     Operating Expenses. Operating expenses increased 11%, or $337 million, over the same period in 2011, primarily due to higher fuel prices, increased maintenance costs, and increased salaries, wages and benefits. Operating capacity increased 9% to 30.20 billion available seat miles. Operating expenses per available seat mile increased 2% to 11.44 cents for the nine months ended September 30, 2012. Excluding fuel, our cost per available seat mile for the nine months ended September 30, 2012 was 3% higher compared to the same period in 2011. Some of our operating expenses have decreased on a unit basis due to the increase in capacity resulting from a higher than expected completion factor during 2012. In detail, operating costs per available seat mile were as follows (percent changes are based on unrounded numbers):

	Nine Months Ended September 30,
	2012	2011	Percent Change
	(in cents)
Operating expenses:
Aircraft fuel and related taxes	4.51	4.48	0.8%
Salaries, wages and benefits	2.59	2.54	2.0%
Landing fees and other rents	0.70	0.67	4.8%
Depreciation and amortization	0.63	0.61	2.2%
Aircraft rent	0.33	0.37	(10.8)%
Sales and marketing	0.50	0.52	(3.8)%
Maintenance materials and repairs	0.85	0.59	44.0%
Other operating expenses	1.33	1.44	(7.6)%
Total operating expenses	11.44	11.22	2.0%

Aircraft fuel expense increased 9%, or $118 million, due to an increase of 33 million gallons of aircraft fuel consumed, resulting in $103 million in additional fuel expense and a 1% increase in average fuel cost per gallon, or $15 million after the impact of fuel hedging. We recorded $10 million in gains upon settlement of fuel hedges during 2012 versus $3 million in fuel hedge gains during 2011. Our average fuel cost per gallon was $3.21 for the nine months ended September 30, 2012 compared to $3.18 for the same period in 2011. Cost per available seat mile increased 1% primarily due to the increase in consumption.
Salaries, wages and benefits increased 11%, or $76 million, primarily due to a 5% increase in the average number of full-time equivalent employees, a pilot pay increase and increased medical benefits. Additionally, profit sharing expense increased by $13 million as a result of the increase in our pre-tax income. Cost per available seat mile increased 2% primarily as a result of the increase in average full time equivalent employees and increased profit sharing.
Landing fees and other rents increased 14%, or $26 million, primarily due to a 10% increase in departures over 2011. Airport rental rates increased due to increased per passenger rates in existing markets particularly in our larger focus cities and the opening of five new cities since the third quarter of 2011. Cost per available seat mile increased 5% primarily due to the increased departures.
Depreciation and amortization increased 11%, or $19 million, primarily due to having an average of 113 owned and capital leased aircraft in 2012 compared to 104 in 2011.

Aircraft rent decreased 3%, or $4 million, primarily due to extending the leases on three aircraft at lower rental rates.
Sales and marketing expense increased 4%, or $7 million, due to higher credit card fees resulting from the increased average fares and higher advertising costs.
Maintenance materials and repairs increased 56%, or $93 million, due to the aging of our fleet, which has resulted in more costly heavy maintenance checks. As of September 30, 2012, our oldest operating aircraft had an age of 12.8 years and the average age of our fleet increased to 6.6 years compared to 5.9 years as of September 30, 2011. Additionally, we operated an average of nine additional aircraft in 2012 compared to the same period in 2011. We continually seek ways to reduce these costs. Cost per available seat mile increased 44% primarily due to the gradual aging of our fleet.
Other operating expenses increased $2 million, primarily due to an increase in certain variable costs as a result of increased departures. These increases were partially offset by an $8 million gain related to the termination of a customer contract for LiveTV and $10 million in gains related to the sale of six engines and two EMBRAER 190 aircraft during 2012. Cost per available seat mile decreased 8% primarily due to the gains recorded on the termination of LiveTV's customer contract and the sale of engines.
     Other Income (Expense). Interest income and other increased $7 million, primarily due a $2 million gain on the early extinguishment of debt on five aircraft in the second quarter of 2012 compared to a $5 million loss in 2011 on the early extinguishment of a portion of our 6.75% Series A convertible debt due 2039. This increase was partially offset by fair market value adjustments on derivative instruments not classified as cash flow hedges, which totaled approximately $3 million in losses in 2012 compared to an insignificant amount in 2011. Accounting ineffectiveness on our crude and heating oil derivative instruments classified as cash flow hedges was insignificant in 2012 compared to a $3 million loss in 2011. We are unable to predict what the amount of ineffectiveness will be related to these instruments, or the potential loss of hedge accounting, which is determined on a derivative-by-derivative basis, due to the volatility in the forward markets for these commodities.
The following table sets forth our operating statistics for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Percent Change		2012	2011	Percent Change

Operating Statistics:
Revenue passengers (thousands)	7,747	7,016	10.4		21,938	19,677	11.5
Revenue passenger miles (millions)	9,075	8,332	8.9		25,480	22,948	11.0
Available seat miles (ASMs) (millions)	10,704	9,855	8.6		30,201	27,807	8.6
Load factor	84.8%	84.5%	0.3	pts	84.4%	82.5%	1.9	pts
Aircraft utilization (hours per day)	12.4	12.0	2.8		11.9	11.7	1.7

Average fare	$154.04	$154.88	(0.5)		$157.73	$154.44	2.1
Yield per passenger mile (cents)	13.15	13.04	0.8		13.58	13.24	2.6
Passenger revenue per ASM (cents)	11.15	11.03	1.1		11.46	10.93	4.8
Operating revenue per ASM (cents)	12.21	12.12	0.7		12.54	12.08	3.8
Operating expense per ASM (cents)	11.16	11.03	1.1		11.44	11.22	2.0
Operating expense per ASM, excluding fuel (cents)	6.67	6.43	3.7		6.93	6.74	2.8
Airline operating expense per ASM (cents) (1)	10.99	10.88	1.0		11.30	11.04	2.3

Departures	69,925	63,099	10.8		199,538	181,437	10.0
Average stage length (miles)	1,094	1,108	(1.3)		1,084	1,092	(0.7)
Average number of operating aircraft during period	175.0	165.8	5.6		172.6	163.9	5.3
Average fuel cost per gallon	$3.17	$3.25	(2.4)		$3.21	$3.18	1.1
Fuel gallons consumed (millions)	152	139	8.5		425	392	8.3
Full-time equivalent employees at period end (1)					11,797	11,443	3.1
__________________________

(1)	Excludes operating expenses and employees of LiveTV, LLC, which are unrelated to our airline operations.

Although we experienced significant revenue growth in 2012, this trend may not continue. We expect our expenses to continue to increase as we acquire additional aircraft, as our fleet ages and as we expand the frequency of flights in existing markets and enter into new markets. Accordingly, the comparison of the financial data for the quarterly periods presented may not be meaningful. In addition, we expect our operating results to fluctuate significantly from quarter-to-quarter in the future as a result of various factors, many of which are outside of our control. Consequently, we believe quarter-to-quarter comparisons of our operating results may not necessarily be meaningful; you should not rely on our results for any one quarter as an indication of our future performance.

Liquidity and Capital Resources
The airline business is capital intensive. Our ability to successfully implement our growth strategy is largely dependent on the continued availability of capital to us on attractive terms. In addition, our ability to successfully operate our business is dependent on maintaining sufficient liquidity. Including our two available lines of credit, we believe we have adequate resources from a combination of cash and cash equivalents and investment securities on hand. Cash generated from future operations is expected to be sufficient to enable us to meet our obligations as they become due. Additionally, as of September 30, 2012, we had seven unencumbered A320 aircraft, which we believe is an additional source of liquidity, if necessary.
At September 30, 2012, we had unrestricted cash and cash equivalents of $542 million and short-term investments of $522 million compared to cash and cash equivalents of $673 million and short-term investments of $553 million at December 31, 2011. Cash flows from operating activities were $541 million and $500 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in operating cash flows reflects the 2% increase in average fares and 9% increase in capacity offset by the 1% higher price of fuel in 2012 compared to 2011. As of September 30, 2012, our unrestricted cash, cash equivalents and short-term investments as a percentage of trailing twelve months revenue was approximately 22%, which we believe is among the best in the industry. We rely primarily on operating cash flows to provide working capital for current and future operations.
     Investing Activities. During the nine months ended September 30, 2012, capital expenditures related to our purchase of flight equipment included $200 million for three Airbus A320 aircraft, three EMBRAER 190 aircraft and five spare engines, $61 million for flight equipment deposits and $27 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases, facilities improvements and LiveTV inflight-entertainment equipment inventory were $129 million, which include $32 million for the 16 slots we purchased at LaGuardia International Airport and Ronald Reagan International Airport in 2011. Investing activities also include the net purchase of of $89 million in investment securities. Investing activities also include the receipt of $46 million in proceeds from the sale of two EMBRAER 190 aircraft and six spare engines.
During the nine months ended September 30, 2011, capital expenditures related to our purchase of flight equipment included $231 million for three Airbus A320 aircraft, four EMBRAER 190 aircraft, and four spare engines, $43 million for flight equipment deposits and $21 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases, facilities improvements and LiveTV inventory, were $60 million. Investing activities also included the net proceeds from the sale and maturities of $11 million in investment securities.
     Financing Activities. Financing activities for the nine months ended September 30, 2012 consisted of (1) scheduled maturities of $142 million of debt and capital lease obligations, (2) the pre-payment of $134 million in debt secured by five Airbus A320 aircraft, (3) the repayment of $35 million of debt related to two EMBRAER 190 aircraft, (4) our issuance of $131 million in non-public floating rate equipment notes secured by two Airbus A320 aircraft and three EMBRAER 190 aircraft, (5) the net repayment of $88 million under our corporate purchasing line, (6) borrowings of $50 million under our line of credit, (7) the repayment of $9 million in principal related to our construction obligation for Terminal 5 and (8) the acquisition of $4 million in treasury shares related to the withholding of taxes upon the vesting of restricted stock units.
We may in the future issue, in one or more public offerings, debt securities, pass-through certificates, common stock, preferred stock and/or other securities. At this time, we have no plans to sell any such securities.
Financing activities for the nine months ended September 30, 2011 consisted of (1) the early extinguishment of $32 million principal of our 6.75% Series A convertible debentures due 2039 for $37 million (2) scheduled maturities of $136 million of debt and capital lease obligations, (3) our issuance of $97 million in fixed rate equipment notes and $93 million in non-public floating rate equipment notes secured by three Airbus A320 aircraft and four EMBRAER 190 aircraft, (4) the repayment of $7 million in principal related to our construction obligation for Terminal 5 and (5) the acquisition of $4 million in treasury shares related to the withholding of taxes upon the vesting of restricted stock units.
     Working Capital. We had a working capital deficit of $38 million at September 30, 2012, which can be customary in the airline industry since air traffic liability is classified as a current liability, compared to working capital of $216 million at December 31, 2011. Our working capital includes the fair value of our short term fuel hedge derivatives, which was an insignificant amount at September 30, 2012 and a net liability of $4 million at December 31, 2011. Also contributing to our working capital deficit as of September 30, 2012 is $150 million in marketable investment securities classified as long-term assets, including $57 million related to a deposit made to lower the interest rate on the debt secured by two aircraft.
We have a corporate purchasing line with American Express, which allows us to borrow up to a maximum of $125 million for the purchase of jet fuel. Borrowings, which are to be paid monthly, are subject to a 6.9% annual interest rate subject to certain limitations. This borrowing facility will terminate no later than January 5, 2015. During the three months ended September 30, 2012, we had borrowed up to $125 million on this corporate purchasing line, all of which was fully repaid, leaving the line undrawn as of September 30, 2012.
In July 2012, we entered into a revolving line of credit with Morgan Stanley for up to $100 million, which is secured by a portion of our investment securities held by them and the amount may vary accordingly. This line of credit bears interest at a floating rate of interest based upon LIBOR plus 100 basis points. As of September 30, 2012, we had $50 million in borrowings outstanding under this revolving credit facility. We repaid this amount in full in October 2012.
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
Our scheduled debt maturities are expected to increase over the next five years, with a scheduled peak in 2014 of nearly $575 million. We will continue to actively manage our debt balances opportunistically by pre-purchasing when market conditions are favorable. Additionally, our unencumbered assets, including seven A320 aircraft, allows us some flexibility in managing our cost of debt and capital requirements.
Contractual Obligations
Our noncancelable contractual obligations at September 30, 2012, include the following (in millions):

	Payments due in
	Total	2012	2013	2014	2015	2016	Thereafter
Long-term debt and capital lease obligations (1)	3,500	$86	$508	$669	$341	$526	$1,370
Lease commitments	1,487	53	188	184	183	118	761
Flight equipment obligations	5,395	165	450	520	750	765	2,745
Short Term Borrowings	52	52	—	—	—	—	—
Financing obligations and other (2)	2,893	101	335	337	342	341	1,437
Total	$13,327	$457	$1,481	$1,710	$1,616	$1,750	$6,313
____________________________

(1)	Includes actual interest and estimated interest for floating-rate debt based on September 30, 2012 rates.

(2)	Amounts include noncancelable commitments for the purchase of goods and services.
We are subject to certain financial ratios for our unsecured line of credit with American Express, including a requirement to maintain certain cash and short term investment levels and a minimum earnings before income taxes, interest, depreciation and amortization, or EBITDA margin, as well as customary events of default. As of September 30, 2012, we were in compliance with these financial covenants. We are subject to certain collateral ratio requirements in our spare parts pass-through certificates and spare engine financing issued in November 2006 and December 2007, respectively. If we fail to maintain these collateral ratios, we are required to provide additional collateral or redeem some or all of the equipment notes so that the ratios are met. We currently have pledged as collateral a previously unencumbered spare engine with a carrying value of approximately $7 million in order to maintain these ratios.
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
As of September 30, 2012, we operated a fleet of 123 Airbus A320 aircraft and 52 EMBRAER 190 aircraft, of which 111 were owned, 60 were leased under operating leases and four were leased under capital leases. Seven of the 111 owned aircraft were unencumbered as of September 30, 2012. The average age of our operating fleet was 6.6 years at September 30, 2012. In July 2012, we amended our EMBRAER purchase agreement accelerating the delivery of one aircraft to 2013, which was previously scheduled for delivery in 2014. Additionally, we extended the date for which we may elect not to further amend our purchase agreement to order a new EMBRAER 190 variant, if developed, to July 31, 2013. If not elected, seven EMBRAER 190 aircraft we previously deferred may either be returned to their previously committed to delivery dates in 2013 and 2014 or canceled and subject to cancellation fees.
As of September 30, 2012, we had on order 18 Airbus A320 aircraft, 30 Airbus A321 aircraft, 40 Airbus A320 neo aircraft and 32 EMBRAER 190 aircraft as follows:

	Firm
Year	Airbus A320	Airbus A321	Airbus A320 neo	EMBRAER 190	Total

Remainder of 2012	4	—	—	1	5
2013	3	4	—	3	10
2014	—	9	—	1	10
2015	—	10	—	7	17
2016	3	7	—	8	18
2017	8	—	—	5	13
2018	—	—	10	7	17
2019	—	—	10	—	10
2020	—	—	10	—	10
2021	—	—	10	—	10
	18	30	40	32	120

Committed expenditures for our 120 firm aircraft and 10 spare engines include estimated amounts for contractual price escalations and predelivery deposits. Debt financing has been arranged for our remaining EMBRAER 190 firm aircraft delivery scheduled for 2012. We may pay cash for the remaining deliveries scheduled in 2012, unless debt financing is available on favorable borrowing terms relative to our weighted average cost of debt. Although we believe debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot give any assurance that we will be able to secure financing on attractive terms, if at all. While these financings may or may not result in an increase in liabilities on our balance sheet, our fixed costs will increase significantly regardless of the financing method ultimately chosen. To the extent we cannot secure financing on terms we deem attractive, we may be required to pay in cash, further modify our aircraft acquisition plans or incur higher than anticipated financing costs. Capital expenditures for facility improvements, spare parts, and ground purchases are expected to be approximately $50 million for the remainder of 2012.
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

     Aircraft Fuel. As of September 30, 2012, we had hedged approximately 27% and 5% of our expected remaining 2012 and 2013 fuel requirements, respectively, using jet fuel swaps and collars, heating oil collars, and WTI and Brent crude oil collars. Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the September 30, 2012 cost per gallon of fuel, including the effects of our fuel hedges. Based on our projected twelve month fuel consumption, such an increase would result in an increase to annual aircraft fuel expense of approximately $190 million, compared to an estimated $180 million for 2011 measured as of September 30, 2011. See Note 8 to our unaudited condensed consolidated financial statements for additional information.
     Fixed Rate Debt. On September 30, 2012, our $285 million aggregate principal amount of convertible debt had an estimated fair value of $356 million, based on quoted market prices.
Interest. Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments. The interest rate is fixed for $1.22 billion of our debt and capital lease obligations, with the remaining $1.36 billion having floating interest rates. Most of our variable rate debt bears interest based upon LIBOR, a common benchmark rate, which has been under review in recent months as to whether it will continue to be used as a benchmark rate or will face some reform. If LIBOR, as it currently stands, is replaced or significantly changes, we may incur higher interest expense in the future. As of September 30, 2012, we estimate a 100 bp increase in LIBOR would result in approximately $7 million increase in annual interest expense.

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
In connection with the preparation of this Report, our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on, and as of the date of, that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2012.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the fiscal quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

JETBLUE AIRWAYS CORPORATION
(Registrant)
Date:	October 31, 2012	By:	/s/ DONALD DANIELS
Vice President, Controller and Chief Accounting Officer(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
10.17(m)**	Amendment No. 13 to Purchase Agreement DCT-025/2003, dated as of July 20, 2012, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Certification Pursuant to Section 1350, furnished herewith.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
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