Form 10-K
period 2012-12-31
JETBLUE AIRWAYS CORP
filed 2013-02-21
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ''large accelerated filer,” “accelerated filer'' and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒                 Accelerated filer          ☐
Non-accelerated filer ☐                Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2012 was approximately $1,248,512,000 (based on the last reported sale price on the NASDAQ Global Select Market on that date). The number of shares outstanding of the registrant's common stock as of January 31, 2013 was 280,750,081 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2013 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

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

iii

ITEM 1. BUSINESS
Overview
JetBlue Airways Corporation is a passenger airline known as much for its award-winning customer service and free TV as for its competitive fares. JetBlue believes it offers its customers the best main cabin experience in markets it serves with a strong core product and reasonably priced optional upgrades. JetBlue operates primarily on point-to-point routes with its fleet of 127 Airbus A320 aircraft and 53 EMBRAER 190 aircraft — one of the youngest and most fuel-efficient fleet of any major U.S. airline. As of December 31, 2012, we served 75 destinations in 23 states, Puerto Rico, the U.S. Virgin Islands, Mexico and 12 countries in the Caribbean and Latin America. JetBlue is New York’s Hometown Airline. Most of our flights have as an origin or destination one of our six focus cities: New York, Boston, Fort Lauderdale, Los Angeles (Long Beach), Orlando and San Juan, Puerto Rico. By the end of 2012, we operated an average of 750 daily flights. For the year ended December 31, 2012, JetBlue was the sixth largest passenger carrier in the United States based on revenue passenger miles as reported by these passenger airlines. As used in this Form 10-K, the terms “JetBlue”, “we”, “us”, “our” and similar terms refer to JetBlue Airways Corporation and its subsidiaries, unless the context indicates otherwise.
JetBlue was incorporated in Delaware in August 1998 and commenced service February 11, 2000. Our principal executive offices are located at 27-01 Queens Plaza North, Long Island City, New York 11101 and our telephone number is (718) 286-7900.
Where You Can Find Other Information
Our website is www.jetblue.com. Information contained on our website is not part of this report. Information we furnish or file with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to or exhibits included in these reports are available for download, free of charge, on our website soon after such reports are filed with or furnished to the SEC. Our SEC filings, including exhibits filed therewith, are also available at the SEC’s website at www.sec.gov. You may obtain and copy any document we furnish or file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You may request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549.

OUR HISTORY
JetBlue began operations in 2000 as a well-funded start-up, which afforded us the ability to make significant investments in our product offerings, including all new aircraft equipped with leather seats and LiveTV. This product investment combined with superior customer service at low fares led to widespread brand recognition and early success, predominantly with leisure travelers in New York. By the end of 2006, JetBlue employed over 10,000 employees (to whom we refer as Crewmembers), operated 500 daily flights with a fleet of 119 aircraft and generated annual revenues exceeding $2 billion. A heavy debt load taken on to finance this rapid early growth, a wide-spread economic recession and record high energy prices led to annual losses in 2005 and 2006. It became clear to us this rate of growth, as then reflected in our aircraft order book, if not moderated, was unsustainable. Over time, we modified our growth rate through the sale and deferral of aircraft. Additionally, we began to structure our network and invest in offerings targeted to attract a higher mix of business travelers, particularly in Boston. At the same time, we allocated growth to Caribbean routes which typically mature to profitability faster than domestic routes. As we complete our 13th year of operations, we believe our differentiated product and service offering combined with our competitive costs enables us to fiercely compete in high-value geography.
We are the only major U.S. airline which began operations post-deregulation to survive into a second decade of operation on our own. Our continued plans to grow organically and our future success are dependent upon our ability to adapt to an ever-changing environment and enhance shareholder value. We believe we are well-positioned to do so.

Our Industry and Competition
The U.S. passenger airline industry is extremely challenging, competitive and volatile. It is highly sensitive to GDP and economic developments. We operate in one of the most heavily taxed industries, which is extremely capital and energy intensive. U.S. passenger airlines are uniquely susceptible to economic downturns, inclement weather, international events, natural disasters and acts of terrorism. Airline returns are sensitive to even slight changes in fuel costs, average fare levels and passenger demand. The principal competitive factors in the airline industry include fares, capacity, customer service, route networks, flight schedules, aircraft types, safety records, reputations, code-sharing and interline relationships, in-flight entertainment systems and frequent flyer programs.
Since 2001, the majority of traditional network airlines have undergone significant financial restructuring, including bankruptcies, mergers and consolidations. These processes typically result in a lower cost structure through reduction of labor costs, restructuring of commitments (including debt terms, leases and fleet), modification or termination of pension plans, increased workforce flexibility and innovative offerings. They also provide significant opportunities to realign route networks, alliances and frequent flier programs.
Historically, capacity and pricing actions taken by airlines have had a significant influence on industry profitability. Beginning in 2008, most traditional network airlines began to reduce capacity growth in response to weak economic conditions and high fuel costs. This industry wide capacity discipline has continued throughout 2012. We believe it will continue through 2013.
Price competition occurs through price discounting, fare matching, targeted sale promotions, ancillary fee additions and frequent flyer travel initiatives. All of these measures are usually matched by other airlines in order to maintain their competitive position. Our ability to meet this price competition depends on, among other things, our ability to operate at costs equal to or lower than our competitors.

THE JETBLUE EXPERIENCE AND STRATEGY
We strive to offer our customers a distinctive flying experience, referred to as the “JetBlue Experience”, by offering what we believe to be the best domestic coach product and providing our customers high value. We believe our success is evidenced by our strong brand preference and the price premium we are able to achieve through product differentiation. We also strive to maintain financial strength and a cost structure that enables profitable growth in the markets we serve. We are focused on delivering solid results for our Crewmembers, our customers and our shareholders.
We believe significant opportunities remain for us to grow profitably and responsibly. Unlike most of our competitors, who have been in business for several decades and who are managing mature networks, we have been flying only since 2000, growing our operations each year. We believe further profitable growth is possible as a result of our high-value network locations, relative low cost structure and differentiated product. Further, the cities we serve include some of the largest high-value travel markets and most densely populated areas in the country, including New York, Boston and Florida.
We believe our business model is unique in the domestic airline industry. We are neither a low-cost airline nor a traditional network airline. Our profitable growth strategy enables us to compete effectively with both types of carriers.

Low-Cost Airlines. Low-cost carriers view their service as a commodity with the belief that their customers will select the airline offering the lowest fare in a given market. We are able to compete well against low-cost airlines because we do not view ourselves as purely a commodity, and neither do our customers. We believe, and our historical experience reflects, our customers prefer a superior level of service and in-flight amenities. Further, they are willing to pay a premium over a low-cost airline's product. Unlike low-cost airlines, we do not try to maintain the lowest costs in the industry. Rather, we strive to achieve sustainable costs to support profitable growth with competitive fares. This approach results in a markedly better product than the low-cost airlines.
Network Airlines. Network carriers rely upon vast global route networks. They generally operate a significant portion of their flights using at least one hub where connections are made for flights over a spoke system. Although we do not have a comparable sized or a hub-and-spoke network, we are able to compete effectively against the network airlines. Our route structure is based on point-to-point flying providing greater customer convenience. We expand our destination offerings via our commercial partnerships. More importantly, our relative costs are lower than those of the large network airlines. This factor allows us to price fares competitively, while offering a differentiated coach product.

High Quality Service and Product
Superior customer service in delivering the JetBlue Experience to our customers through our strong network and award-winning product is core to our mission. We look to attract new customers to our brand and give our current customers reasons to come back to us. A core element of our success in attracting new and retaining current customers is that competitive fares and quality air travel need not be mutually exclusive.
Onboard JetBlue customers enjoy new aircraft with roomy seats and more legroom than other domestic airlines provide in their coach (and on some, premium) service. Our in-flight entertainment systems include 36 channels of free DirecTV®, 100 channels of free SiriusXM satellite radio and premium movie channel offerings from JetBlue Features®, our source of first run films. Our onboard offerings also include an assortment of free and unlimited brand name snacks and beverages. Additionally, customers can purchase premium beverages and food selections and specially-tailored products for overnight flights.
Our aircraft are all equipped with leather seats in a comfortable single class layout. Our Airbus A320 aircraft, with 150 seats, has a wider cabin than both the Boeing 737 and 757 aircraft operated by many of our competitors on their domestic routes. Our EMBRAER 190 aircraft each have 100 seats arranged in a space friendly two-by-two seating configuration and are wider than industry average for this type of aircraft. We offer the most legroom in the main cabin of all U.S. airlines (based on average fleet-wide seat pitch). We plan to introduce the Airbus A321 to our fleet, with 190 seats. We expect to take delivery of our first Airbus A321 during the fourth quarter of 2013. The entry into service date of the A321 will depend on the timing and successful completion of the FAA certification process. We believe the Airbus A321 will allow us to operate our slot portfolio in New York more efficiently, reduce unit costs and enhance the customer experience.
We believe our strong brand and the JetBlue Experience are key elements of our continued success. To that end, we continually seek to enhance and refine our product and service to create value for which people are willing to pay. During 2012, we reconfigured our EMBRAER 190 aircraft to include an additional eight Even More™ Space seats. We also began to offer separately Even More™ Speed which allows customers the option to enjoy an expedited security experience in most domestic JetBlue locations. During 2011, we executed an agreement with ViaSat Inc. to develop and introduce state of the art in-flight broadband connectivity technology called Ka-band. Ka-band offers more speed and flexibility than the existing Ku-band and air-to-ground technologies offered by some of our competitors. During 2012, we began development and testing of this technology; we plan to introduce wi-fi on our aircraft beginning in 2013.
We strive to provide a superior air travel experience, including communicating openly and honestly with customers about delays and service disruptions. We introduced the JetBlue Airways Customer Bill of Rights in 2007. This provides for compensation to customers who experience avoidable inconveniences (as well as some unavoidable circumstances), commits us to perform at high service standards and holds us accountable if we do not. We are the first and currently the only U.S. major airline to provide such a fundamental benefit to customers. In 2012, we completed 99% of our scheduled flights. Unlike most other airlines, we have a policy of not overbooking our flights.
Brand Strength.  JetBlue is a widely recognized and respected global brand. We believe our brand differentiates us from our competitors and identifies us as a safe, reliable, high value airline. Our brand has evolved into an important and valuable asset. Similarly, we believe customer awareness of our brand has contributed to the success of our marketing efforts. It enables us to promote ourselves as a preferred marketing partner with companies across many different industries. In 2012, we once again received several prestigious awards, including being voted “Highest in Airline Customer Satisfaction among Low-Cost Carriers” by J.D. Power and Associates for the eighth consecutive year.
Our customers have repeatedly indicated the JetBlue Experience is an important reason why they choose us over other airlines. We believe our high satisfaction rating serves as evidence our customers value what we have to offer. We measure and monitor our customer feedback regularly to achieve a primary goal of continuously improving customer satisfaction. One way we do so is by measuring our net promoter score, or NPS. This metric is used by many industries to gauge customer experience. Our internal measurement shows improvements in our NPS score from 2011 to 2012, and we are focused on being an industry leader in this metric. Many of the leading brands consumers are most familiar with receive high NPS scores and are recognized for great customer service. We believe a higher NPS score leads to higher customer loyalty which results in increased revenue.

Marketing and Distribution
We market our services through advertising and promotions in various media forms including using increasingly popular social media outlets. We engage in large multi-market programs, many local events and sponsorships as well as mobile marketing programs. Our targeted public and community relations efforts reflect our commitment to the communities we serve, as well as promoting brand awareness and complementing our strong reputation.
Our primary and preferred distribution channel is through our website, www.jetblue.com, our lowest cost channel. We re-designed our website in 2012 to ensure our customers continue to have as pleasant an experience booking their travel as they do in the air. Our participation in global distribution systems, or GDSs, supports our profitable growth in the corporate market. We find that business customers are more likely to book through a travel agency or a booking product which rely on a GDS platform. Although the cost of sales through this channel is higher than through our website, the average fare purchased through the GDSs is generally higher and often covers the increased distribution costs. We currently participate in several major GDSs and online travel agents, or OTAs. In 2012, we launched mobile applications for both Apple and Android devices designed to enhance our customers' travel experience. These applications have robust features, including real-time flight information updates. Because the majority of our customers book travel on our website, we maintain relatively low distribution costs despite increases in recent years in our participation in GDS and OTA.
We sell vacation packages through JetBlue Getaways™, a one-stop, value-priced vacation website and service designed to meet customers' demand for self-directed packaged travel planning. JetBlue Getaways™ packages offer competitive fares for air travel on JetBlue, along with a selection of JetBlue-recommended hotels and resorts, car rentals and attractions. We also offer a la carte hotel and car rental reservations through our website which generates ancillary service revenues.
Route Network.    We believe knowing our customers and understanding the purpose of their travel helps optimize destinations, strengthen our route schedules and increase unit revenues. Historically, we have been a strong leisure focused airline resulting in high seasonality in our business. In recent years, in order to offset this seasonality, we have increased our relevance to the business customer, particularly in Boston. Additionally, we have continued profitable growth in the Latin America and Caribbean region, with a mix of leisure and visiting friends and relatives, or VFR, travelers. VFR travelers tend to be slightly less seasonal and less susceptible to economic downturns than traditional leisure destination travelers. We have also expanded our portfolio of strategic commercial partnerships, which generate incremental customers throughout our network and help to increase load factor during our off-peak travel periods. We are focused on continuing to grow our network and further reducing our seasonality by targeting new customers in the leisure, business and VFR areas. Our operations primarily consist of transporting passengers on our aircraft. Domestic U.S. operations, including Puerto Rico, accounted for 84% of our capacity in 2012. The historic distribution of our available seat miles, or capacity, by region is:

	Year Ended December 31,
Capacity Distribution	2012	2011	2010
East Coast – Western U.S.	32.1%	32.4%	34.5%
Northeast – Florida	30.6	32.2	31.4
Medium – haul	2.9	3.2	3.3
Short – haul	7.2	7.5	7.6
Caribbean, including Puerto Rico	27.2	24.7	23.2
Total	100.0%	100.0%	100.0%
As of December 31, 2012, we provided service to 75 destinations in 23 states, Puerto Rico, the U.S. Virgin Islands, Mexico, and 12 countries in the Caribbean and Latin America. In 2012, we commenced service to five diverse new destinations, including Dallas/Fort Worth, Texas and Grand Cayman, Cayman Islands. We also reduced service tactically across our system, where the markets were not performing adequately. In 2013, we intend to begin service to the following destinations:

Destination	Service Scheduled to Commence
Charleston, South Carolina	February 2013
Albuquerque, New Mexico	April 2013
Philadelphia, Pennsylvania	May 2013
Medellin, Colombia	June 2013

In considering new markets, we generally focus on either underserved markets or those with high average fares. As a part of this process, we analyze publicly available data from the Department of Transportation, or DOT, showing the historical number of passengers, capacity and average fares over time. Using this data, combined with our knowledge and experience about how comparable markets have reacted in the past to capacity changes, we forecast the expected level of demand that may result from our introduction of service and lower prices. We also consider the anticipated response of existing airlines in the particular market. When deciding upon and entering new markets, we analyze the uniqueness of each market and design our operations to target the customer base which will allow us to compete effectively and grow profitably. For example, in the Caribbean our operations are primarily targeted on the leisure traveler, whereas in Boston, we are focused on both the business traveler and the leisure traveler.
These forecast techniques are designed to portray what we expect the market to produce upon maturity. We measure maturity of a market based upon cash break-even and profitability. We consider, among other things, the level of investment we believe may be required to reach a steady state of performance in a given market. Each route analysis is unique for many reasons including, but not limited to, geography, demographics, competitive dynamics and our existing size in the market. Generally, a business market takes two to three years to fully mature. High leisure Caribbean markets, however, have in some cases, matured in as little as six months. Our key objective is to achieve a sustainable growth rate by offsetting the investment in new markets with the cash and profits generated from mature markets.
Commercial Partnerships.    Airlines frequently participate in marketing alliances which, among other things, generally provide for code-sharing, frequent flyer program reciprocity, coordinated flight schedules and other joint marketing activities. Our commercial agreements typically begin as an interline agreement, which allows a customer to book one ticket with itineraries on multiple airlines. As we expand our portfolio of commercial partnerships, we have also deepened the relationship with some of our existing partners from a basic interline agreement to include a code-share element in which one airline places its name and flight number on flights operated by another airline. The benefits of broad networks potentially attract more customers and expand our growing network. We currently participate in several commercial partnerships, primarily interline agreements, and will continue to seek additional strategic opportunities as they arise. We believe our commercial partnerships allow us to leverage our strong network and drive incremental traffic and revenue while improving our off-peak periods.
Our commercial partnerships, of which there are currently 22, are structured with gateways primarily at New York’s JFK and Boston’s Logan International Airport. These arrangements allow international travelers, whom we do not otherwise serve, to easily access many of our key domestic and Caribbean routes. Our partners include many notable international carriers. We plan on continuing to add commercial partners throughout 2013.
Customer Loyalty Program.    TrueBlue is an online program designed to reward and recognize our most loyal customers. The program offers incentives to increase members’ travel on JetBlue. TrueBlue members earn points based upon the amount paid for JetBlue flights. Member accounts accumulate points which do not expire as long as new flight points are earned at least once in a 12-month period. Redemption of points for a one-way flight can begin once a member attains as few as 5,000 points. The program has no black-out dates or seat restrictions and any JetBlue destination can be booked if the member has enough points to exchange for the value of an open seat.
There were approximately 753,000 travel segments flown during 2012. TrueBlue award miles flown represent approximately 3% of our total revenue passenger miles.
In 2012, we introduced a new badge of TrueBlue for our most loyal customers called Mosaic. In order to qualify for Mosaic status, TrueBlue members must either (1) fly a minimum of 30 times with JetBlue and acquire at least 12,000 base flight points within a calendar year; or (2) accumulate 15,000 base flight points within a calendar year. Mosaic customers enjoy benefits including free EvenMoreTM Speed, early boarding, access to a dedicated Customer service line available 24 hours a day/7days a week, a free second bag checked and free EvenMoreTM Space seat upgrades.
We have an agreement with American Express under which it issues JetBlue co-branded American Express credit cards, allowing cardmembers to earn TrueBlue points. We have a separate agreement with American Express allowing any American Express cardholder to convert their Membership Rewards points into TrueBlue points. Additionally, we have agreements with other loyalty partners, including hotels and car rental companies, allowing their customers to earn TrueBlue points through participation in the partners’ programs. We intend to develop and pursue other loyalty partnerships in the future.
In 2012, we launched an international co-branded loyalty credit card jointly with Banco Santander Puerto Rico and Mastercard. This new Santander JetBlue Mastercard allows our customers in Puerto Rico - where we are the largest carrier - the ability to take full advantage of our TrueBlue loyalty program.

Our Cost Structure and Operations
Our cost structure has allowed us to price fares lower than many of our larger competitors while offering an award-winning product and service. Our network initiatives and growth plans require a low cost platform. Maintaining a low cost structure relative to our competitors is fundamental to our sustainable growth and profitability. For the year ended December 31, 2012, our cost per available seat mile, excluding fuel, of 6.99 cents is among the lowest reported by all other major U.S. airlines. However, as our fleet and workforce age, it is increasingly difficult to maintain this marginal advantage relative to our competitors. There are several contributing factors to our cost advantage, including high aircraft utilization, new and efficient aircraft, limited fleet types, relatively low distribution costs, and a productive workforce.
We are continually focused on maintaining a cost advantage relative to our competitors while offering a high-quality product and service our customers value. We believe in making investments that will deliver future benefits, preserve our low cost advantage and drive efficiency. Examples of such investments include sharklets for our A320 aircraft to increase fuel efficiency and our construction of an international arrival facility at Terminal 5 in New York to streamline our international operations.
Infrastructure
Unlike many network carriers operating under a hub-and-spoke system, our point-to-point system is the foundation of our operation. The majority of our routes are served by at least one of our six focus cities. This structure allows us to optimize costs and generate a revenue premium in certain markets as we are able to accommodate customers' preference for non-stop itineraries. During 2012 and 2011, approximately 90% of our customers flew on non-stop itineraries.
A vast majority of our operations are centered in and around the northeast corridor of the United States encompassing some of the most populated airspace in the world. Operating in this congested airspace, however, makes us susceptible to certain operational constraints, including the increased susceptibility of prolonged recovery times stemming from weather events. We are continually working on ways to increase our overall operational efficiencies, including investing in technology and more robust operational systems. During 2012, we made several important technological advancements. In particular, we were among the industry leaders in the efforts towards implementing the Next Generation Air Transportation System, or NextGen. By December 31, 2012, through a government funded program, we had equipped 35 of our Airbus A320 aircraft with ADS-B Out. ADS-B Out is a satellite based technology aimed to facilitate the communication between pilots and air traffic controllers thereby improving safety and operational efficiency in this busy airspace. We expect to begin initial testing in 2013. We anticipate that when the technology is in place, average flight times will be reduced. Additionally, in 2012, we became the first FAA certified Airbus A320 carrier in the United States to use satellite-based Special Required Navigation Performance Authorization Required, or RNP AR, approaches at two of JFK's prime and most used runways, 13L and 13R. Given our significant presence in JFK, we believe the unique procedures associated with this technology will provide for shorter flight times and reduced greenhouse emissions.
The highest concentration of our network and infrastructure is in the New York metropolitan area, Boston and the Caribbean & Latin America region.

•
New York Metropolitan Area.  We are New York's Hometown Airline.TM Since 2000, the majority of our operations have originated in New York City, the nation's largest travel market and the largest U.S. point of entry from international locations. We are the largest domestic airline at New York's John F. Kennedy International Airport, or JFK, as measured by passengers and, by the end of 2012, our domestic operations at JFK accounted for nearly 40% of all domestic passengers at this airport. In addition to JFK, we serve Newark, NJ's Liberty International Airport, New York's LaGuardia Airport, Newburgh, NY's Stewart International Airport and White Plains, NY's Westchester County Airport. We are the leading carrier in number of flights flown per day between the New York metropolitan area and Florida. JFK is New York's largest airport, with an infrastructure including four runways, large facilities and a direct light-rail connection to the New York City subway system and the Long Island Rail Road. In 2012, we began construction of T5i, an international arrivals facility, which will expand our current Terminal 5, or T5, footprint. We believe the new space will enable us to increase efficiencies, provide savings and streamline our operations and the overall customer experience.

•
Boston.    We are the largest carrier in terms of flights and seats offered at Boston's Logan International Airport, or Boston. Additionally, we serve twice as many non-stop destinations from Boston than any other airline. By the end of

2012, our domestic operations accounted for more than 20% of all domestic flights at this airport. We continue to capitalize on opportunities in the changing competitive landscape by adding routes and frequencies and increasing our relevance to local travelers, including corporate travelers. These actions have resulted in significant growth for us over the past three years. During 2012, we continued to invest in our Boston infrastructure including opening a new hangar to accommodate our growing operations. We intend to continue to grow to 150 flights per day from approximately 110 flights per day currently.

•
Caribbean and Latin America.    A main driver of the growth of our route network since 2008 has been through the addition of new destinations in the Caribbean and Latin America. These markets have historically matured more quickly in terms of cash break-even and profitability than mainland flights of comparable distances. As of December 31, 2012, approximately 27% of our capacity was in the Caribbean and Latin America. We expect this number to continue to grow as we continue to seize opportunities. VFR traffic strongly complements leisure travel in the Caribbean region allowing for our profitable growth and success in this area of our network. Additionally, competitive landscape changes in San Juan, Puerto Rico have allowed us to increase our presence there. We continue to invest in our Caribbean operations, including introducing new intra-Caribbean service out of Puerto Rico. We are the largest airline in terms of capacity serving all of Puerto Rico. During 2012, we relocated to an all new terminal in San Juan to accommodate our continued growth. We currently serve approximately 35 flights per day in San Juan and plan to continue to grow our operations to 50 flights per day. During 2012, we began offering service to and from our sixth destination in the Dominican Republic, where we are also the largest airline in terms of capacity. While the Caribbean and Latin American region is a growing part of our network, operating in some of these developing countries can present operational challenges, including working with less developed airport authorities, political instability and increased civil disturbances.

Fleet
High aircraft utilization.    By scheduling and operating our aircraft efficiently we are able to spread our fixed costs over a greater number of flights and available seat miles. For the year ended December 31, 2012, our aircraft operated an average of 11.8 hours per day which we believe is among the highest of all major U.S. airlines. Our airport operations allow us to schedule our aircraft with minimum ground time. We offer a significant percentage of overnight "red-eye" flights, which due to the limited ground time presents us with maintenance challenges.
Aircraft reliability and efficiency.   We currently operate only two aircraft types, the Airbus A320 and the EMBRAER 190. Reliability and durability of our fleet is essential to our operations running smoothly, and is critical to delivering a superior experience for our customers. The average age of our fleet is 6.7 years, which we believe is one of the youngest of any major U.S. airline. Operating a younger fleet and incorporating the latest technologies results in our aircraft being more efficient and dependable than older aircraft. We have the world's largest fleet of Airbus A320 aircraft. Of the large Airbus A320 operators in North America, we have among the best dispatch reliability. We are continually working internally and with our aircraft and engine manufacturers to enhance our reliability and efficiency metrics. Beginning in 2018, we expect to take delivery of 40 A320 new engine option, or A320neo, aircraft, which incorporate a revolutionary engine design expected to increase fuel efficiency by up to 16% compared to the current A320 design. Beginning in 2013, we plan to equip our Airbus aircraft with curved extensions to the wings designed to provide greater and cleaner aerodynamic lift, or sharklets. We expect the sharklets will produce better fuel efficiency for the aircraft, with up to three percent less fuel burn on long-haul flights, providing for fuel savings and range flexibility. We expect to have 12 A320 aircraft equipped with sharklets by the end of 2013.
Labor
Productive workforce.    Our Crewmember efficiency results from flexible and productive work rules resulting from the direct relationship between JetBlue and its highly engaged Crewmembers. We firmly believe maintaining the direct relationship with our Crewmembers is core to the JetBlue Culture we have built since we began operations in 2000. We believe our non-union workforce allows us increased flexibility, which in turn allows us to adapt more quickly in a changing environment. Our continued profitable growth is dependent upon this ability to quickly adapt. Our pilots are among the most productive in the U.S. passenger airline industry, ranking second in average annual block hours per pilot. We also effectively use part-time Crewmembers and automate tasks through the use of technology to gain efficiencies. We are cognizant of the competition for productive labor in key industry positions. Additionally, new government rules requiring higher qualifications are predicted to result in potential labor shortages in the upcoming years. Through ongoing collaboration with peer-elected frontline Crewmembers from our internal major work groups (which we refer to as Values Committees), we ensure we have the input necessary to help us manage and run the business in the most productive and efficient way. We continue to work closely with our Crewmembers and Values Committees to ensure our Crewmembers remain engaged and productive.

Culture
We believe one of our competitive strengths is our service-oriented culture. Our culture places value upon and stresses the importance of providing high quality customer service. We believe our highly productive, engaged workforce allows us to keep our costs low and, ultimately, achieve our financial goals. Our success depends on our people and their capabilities, individually and collectively, delivering the best customer service experience while living our five key values of safety, caring, integrity, passion and fun. We strive to select, train and maintain a flexible and diverse workforce of caring, passionate, fun and friendly people who want to provide our customers with the best experience possible. Further, our historical experience, as confirmed by numerous surveys, reveals customer satisfaction and the likelihood of returning customers is highly correlated with and can be directly linked to experiences with engaged Crewmembers.
Our ability to continue to hire, retain, and develop people who fit within our Culture and are committed to delivering the JetBlue Experience to our customers is a key component to maintaining our valuable brand. Our culture is first introduced to all new Crewmembers through a screening process and an extensive orientation program which emphasizes the importance of customer service, productivity and cost control. We reinforce the importance of this culture by providing continuous training for our Crewmembers, including technical training, a specialized Captain training program unique in the industry, a leadership program, training focused on the safety value and front line training for our customer service teams. Our emphasis on talent development enables us and our Crewmembers to be strategically aligned and has resulted in a high rate of internal growth opportunities for our Crewmembers.
None of our Crewmembers are currently unionized. We believe a direct relationship between JetBlue Crewmembers and its leaders – not third-party representation – is in the best interests of our Crewmembers, customers and shareholders. We enter into individual employment agreements with each of our Federal Aviation Administration, or FAA, licensed Crewmembers, which consist of pilots, dispatchers, technicians and inspectors as well as air traffic controllers. These agreements are intended to drive higher levels of engagement and alignment with the Company’s strategy, culture of customer service and overall financial success. Each employment agreement is for a term of five years and renews for an additional five-year term unless the Crewmember is terminated for cause or the Crewmember elects not to renew. Pursuant to these agreements, these Crewmembers can only be terminated for cause. In the event of a downturn in our business calling for a reduction in flying and related work hours, we are obligated to pay these Crewmembers a guaranteed level of income and to continue their benefits. In addition, we provide what we believe to be industry-leading job protection language in these agreements in the event of a merger or acquisition as well as the establishment of a legal defense fund to use in connection with seniority integration negotiations.
Our leadership team strives to communicate on a regular basis with all JetBlue Crewmembers in order to maintain a direct relationship with and keep all Crewmembers informed about news, results and challenges affecting the airline. Effective and frequent communication throughout the organization is fostered through various means, including email messages from our CEO and other senior leaders at least weekly, employee engagement surveys, a quarterly digital magazine, active leadership participation in new hire orientations and periodic open forum meetings across our network, called “pocket sessions,” which are often videotaped and posted on our intranet. By soliciting feedback for ways to improve our service, teamwork and work environment, our leadership team strives to keep Crewmembers engaged, make our business decisions transparent and find cost and revenue improvements that are best recognized by Crewmembers closest to the activity.
Our full-time equivalent employees at December 31, 2012 consisted of 2,204 pilots, 2,472 flight attendants, 3,550 airport operations personnel, 541 technicians (whom others refer to as mechanics), 945 reservation agents, and 2,741 management and other personnel. At December 31, 2012, we employed 10,573 full-time and 3,774 part-time employees.

Aircraft Fuel
Aircraft fuel is our largest expense representing nearly 40% of our total operating costs in 2012. The price and availability of aircraft fuel are extremely volatile due to global economic and geopolitical factors we can neither control nor accurately predict. We use a third party fuel management service to procure most of our fuel. Our historical fuel consumption and costs for the years ended December 31 were:

	2012	2011	2010
Gallons consumed (millions)	563	525	486
Total cost (millions)	$1,806	$1,664	$1,115
Average price per gallon	$3.21	$3.17	$2.29
Percent of operating expenses	39.2%	39.8%	32.4%
Total cost and average price per gallon each include related fuel taxes as well as effective fuel hedging gains and losses.
Our approach to fuel price management seeks to provide a form of insurance to protect against significant and sharp increases in fuel prices. We attempt to do so by entering into a variety of hedging instruments, including swaps and collar contracts with underlyings of jet fuel as well as crude and heating oil. We also use fixed forward price agreements, or FFPs, which allow us to lock in the price of fuel for specified quantities and at specified locations in future periods. At December 31, 2012, of our projected 2013 fuel requirements, we had hedged approximately 5% and managed approximately 6% with FFPs. In January and February 2013, we entered into jet fuel swap and cap agreements covering an additional 6% of our 2013 projected fuel requirements.

Maintenance
Our FAA-approved maintenance program is administered by our technical operations department. Consistent with our core value of safety, we use qualified maintenance personnel, ensure they have comprehensive training and maintain our aircraft and associated maintenance records in accordance with, if not exceeding, FAA regulations.
The maintenance work performed on our fleet is divided into five general categories: modification line, aircraft line maintenance, aircraft heavy maintenance, component repairs and power plant maintenance. The bulk of line maintenance requirements are handled directly by JetBlue technicians and inspectors and consist of daily checks, overnight and weekly checks, “A” checks, diagnostics and routine repairs. All other maintenance activity is sub-contracted to qualified maintenance, repair and overhaul organizations.
Aircraft heavy maintenance checks consist of a series of more complex tasks that take from one to four weeks to accomplish. The typical frequency for these events is once every 15 months. We send our aircraft to FAA-approved Aeroman facilities in El Salvador, Pemco in Tampa, Florida, Timco in Lake City, Florida and Embraer Aircraft Maintenance Services in Nashville, Tennessee. This work is all performed with oversight by JetBlue personnel.
Component and power plant maintenance, repairs and overhauls on equipment such as engines, auxiliary power units, landing gears, pumps and avionic computers are performed by a number of different FAA-approved repair stations. For example, maintenance of our V2500 series engines which power our Airbus A320 aircraft is performed under a 15-year service agreement with MTU Maintenance Hannover GmbH of Germany, or MTU. MTU is also a manufacturer of many of these engines components. Many of our maintenance service agreements are based on a fixed cost per flying hour, which can vary based upon the age and other operating factors impacting the related component. Required maintenance not covered by one of our agreements is performed on a time and materials basis.

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

LiveTV has agreements with six other domestic and international commercial airlines for the sale and installation of certain hardware, programming and maintenance of its live in-seat satellite television and certain other products and services. LiveTV also has general aviation customers to which it supplies voice and data communication services. LiveTV continues to pursue additional customers and related product enhancements. In 2011, JetBlue entered into an agreement with ViaSat Inc. for in-flight broadband connectivity. LiveTV is partnering with ViaSat Inc. to develop this in-flight broadband connectivity for JetBlue and will help us to introduce it on our aircraft beginning in 2013. LiveTV is also working with ViaSat Inc. to support in-flight connectivity for other airlines in the future.

Government Regulation
General.    We are subject to regulation by the agencies of the federal government, including, but not limited to, the DOT, the FAA, the Transportation Security Administration, or TSA, and other governmental agencies. The DOT primarily regulates economic issues affecting air service such as certification and fitness, insurance, consumer protection and competitive practices. The DOT has the authority to investigate and institute proceedings to enforce its economic regulations and may assess civil penalties, revoke operating authority and seek criminal sanctions. In February 2000, the DOT granted us a certificate of public convenience and necessity authorizing us to engage in air transportation within the United States, its territories and possessions.
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
In December 2009, the DOT issued a rule, which among other things, requires carriers not to permit domestic flights to remain on the tarmac for more than three hours (the “Tarmac Delay regulations”). The rule became effective in April 2010. Violators can be fined up to a maximum of $27,500 per passenger. The new rule also introduced requirements to disclose on-time performance and delay statistics for certain flights. This new rule may have adverse consequences on our business and our results of operations. In October 2011, several airport and navigational system outages combined with a severe winter storm impacted the northeast which resulted in numerous flight diversions, by us and other domestic and international carriers, to Hartford, CT’s Bradley International Airport. Due to weather, field and airport terminal conditions, five of our six diverted flights were held on the tarmac for times which exceeded the DOT’s established tarmac delay limits. As a result, the DOT is formally investigating these incidents and we may be subject to a civil penalty.
As part of an additional set of consumer protection rules issued by the DOT, as of January 2012, the DOT requires any advertised price for airfare or a tour package including airfare (e.g., a hotel/air vacation package) to be the total price to be paid by the customer, including all government taxes and fees. The new policy applies to all U.S. and foreign air carriers and ticket agents that advertise in the U.S. (including via the internet). Under the new rule, carriers and ticket agents are permitted to include a statement informing customers of the base fare versus government taxes and fees, but such a break-down cannot be more prominent than the advertised total price. Failure to comply could result in fines and penalties by the DOT as well as reputational damage, particularly in light of the substantial media coverage on the new rule and the perception that total price advertising is in the best interest of the customer. The DOT is reviewing whether certain practices and advertising programs by JetBlue since January 2012 are in compliance with the new rule and applicable guidance.

We believe we are operating in material compliance with DOT, FAA, TSA and applicable international and foreign regulations and hold all necessary operating and airworthiness authorizations and certificates. Should any of these authorizations or certificates be modified, suspended or revoked, our business could be materially adversely affected.
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
Airport Access.    Historically, JFK, LaGuardia Airport, or LaGuardia, and Ronald Reagan Washington National Airport in Washington D.C., or Reagan National, were slot-controlled airports subject to the FAA's "High Density Rule," which rule limited the air traffic in and out of the airport during specific times. For JFK and LaGuardia, those rules expired in 2007. Following a significant increase in air traffic in and out of these airports, in 2008, the FAA reinstated temporary rules limiting operations for JFK, LaGuardia and Newark, N.J.'s Liberty International Airport, or Newark. These temporary rules continue in effect today. Due to airspace congestion in the northeast, especially in the New York metropolitan region, and during inclement weather, delays at JFK, LaGuardia and Newark remain among the highest in the nation.
At Reagan National where we increased our presence in 2012 and now operate 18 daily departures to five destinations, the High Density Rule remains in place. We operate with slots permanently assigned to us as well as with leased slots.
Westchester County Airport in White Plains, NY is also a slot-controlled airport, although unlike JFK, LaGuardia, Newark and Reagan National, it is governed by local, not federal regulations. We have 26 slots available for use and currently operate 13 weekday round trip flights from White Plains, NY to six destinations.
Long Beach (California) Municipal Airport is a slot-controlled airport as a result of a 1995 court settlement. We have 32 slots available for use and currently operate them to 12 domestic cities from coast to coast.
Environmental.    We are subject to various federal, state and local laws relating to the protection of the environment, including the discharge or disposal of materials and chemicals and the regulation of aircraft noise administered by numerous state and federal agencies.
The Airport Noise and Capacity Act of 1990 recognizes the right of airport operators with special noise problems to implement local noise abatement procedures as long as those procedures do not interfere unreasonably with the interstate and foreign commerce of the national air transportation system. Certain airports, including San Diego and Long Beach, California, have established restrictions to limit noise which can include limits on the number of hourly or daily operations and the time of such operations. These limitations serve to protect the local noise-sensitive communities surrounding the airport. Our scheduled flights at Long Beach and San Diego are in compliance with the noise curfew limits but when we experience irregular operations, on occasion, we may violate these curfews. We have agreed to a payment structure with the Long Beach City Prosecutor for any violations which we pay quarterly to the Long Beach Public Library Foundation. The payment is based on the number of infractions in the preceding quarter. This local ordinance has not had, and we believe it will not have, a negative effect on our operations.
We use our “Jetting to Green” program on www.jetblue.com to educate our customers and Crewmembers about environmental issues and to inform the public about our environmental protection initiatives. Our most recent corporate sustainability report for the years 2010-2011 is available on our website and addresses our environmental programs, including those aimed at curbing greenhouse emissions, our conservation efforts and our social responsibility efforts.
Foreign Operations.    International air transportation is subject to extensive government regulation. The availability of international routes to U.S. carriers is regulated by treaties and related agreements between the United States and foreign governments. We currently operate international service to the Bahamas, the Dominican Republic, Bermuda, Aruba, the Netherlands Antilles, Mexico, Colombia, Costa Rica, Jamaica, Barbados, Saint Lucia, the Turks and Caicos Islands and the Cayman Islands. To the extent we seek to provide air transportation to additional international markets in the future, we would be required to obtain necessary authority from the DOT and the applicable foreign government.
Foreign Ownership.    Under federal law and the DOT regulations, we must be controlled by United States citizens. In this regard, our president and at least two-thirds of our board of directors must be United States citizens and not more than 24.99% of our outstanding common stock may be voted by non-U.S. citizens. We believe we are currently in compliance with these ownership provisions.
Other Regulations.    All air carriers are also subject to certain provisions of the Communications Act of 1934 because of their extensive use of radio and other communication facilities, and are required to obtain an aeronautical radio license from the FCC. To the extent we are subject to FCC requirements, we will take all necessary steps to comply with those requirements. Our labor relations are covered under Title II of the Railway Labor Act of 1926 and are subject to the jurisdiction of the

National Mediation Board. In addition, during periods of fuel scarcity, access to aircraft fuel may be subject to federal allocation regulations. We are also subject to state and local laws and regulations at locations where we operate and the regulations of various local authorities operating the airports we serve.
Civil Reserve Air Fleet.    We are a participant in the Civil Reserve Air Fleet Program, which permits the United States Department of Defense to utilize our aircraft during national emergencies when the need for military airlift exceeds the capability of military aircraft. By participating in this program, we are eligible to bid on and be awarded peacetime airlift contracts with the military.

Insurance
We carry insurance of types customary in the airline industry and at amounts deemed adequate to protect us and our property and to comply both with federal regulations and certain of our credit and lease agreements. As a result of the terrorist attacks of September 11, 2001 (the Terrorist Attacks), aviation insurers significantly reduced the amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events (war-risk coverage). At the same time, these insurers significantly increased the premiums for aviation insurance in general. The U.S. government has agreed to provide commercial war-risk insurance for U.S. based airlines, currently through September 30, 2013, covering losses to employees, passengers, third parties and aircraft. We currently have such coverage in addition to our overall hull and liability insurance coverage. If the U.S. government were to cease providing such insurance in whole or in part, it is likely we would be able to obtain comparable coverage in the commercial market, but we would likely incur higher premiums and more restrictive terms.

Iran Sanctions Disclosure
Pursuant to Section 13(r) of the Securities Exchange Act of 1934, or the Exchange Act, if during 2012, JetBlue or any of its affiliates have engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, JetBlue would be required to disclose information regarding such transactions in our Annual Report as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, or ITRA. During 2012, JetBlue did not engage in any transactions with Iran or with persons or entities related to Iran.
Deutsche Lufthansa AG, or Lufthansa, is a stockholder of approximately 17% of JetBlue's outstanding shares of common stock and has two representatives on our Board of Directors.  Accordingly, it may be deemed an “affiliate” of JetBlue, as that term is defined in Exchange Act Rule 12b-2.  In response to our inquiries, Lufthansa informed us that it does not engage in transactions that would be disclosable under ITRA Section 219.  However, Lufthansa informed us that it does provide air transportation services from Frankfurt, Germany to Tehran, Iran pursuant to Air Transport Agreements between the respective governments. Accordingly, Lufthansa may have agreements in place to support such air transportation services with the appropriate agencies or entities, such as landing or overflight fees, handling fees or technical/refueling fees. In addition, there may be additional civil aviation related dealings with Iran Air as part of typical airline to airline interactions.  In response to our inquiry, Lufthansa did not specify the total revenue it receives in connection with the foregoing transactions, but confirmed the transactions are not prohibited under any applicable laws.

ITEM 1A.    RISK FACTORS

Risks Related to JetBlue
We operate in an extremely competitive industry.
The domestic airline industry is characterized by low profit margins, high fixed costs and significant price competition in an increasingly concentrated competitive field. We currently compete with other airlines on all of our routes. Most of our competitors are larger and have greater financial resources and name recognition than we do. Following our entry into new markets or expansion of existing markets, some of our competitors have chosen to add service or engage in extensive price competition. Unanticipated shortfalls in expected revenues as a result of price competition or in the number of passengers carried would negatively impact our financial results and harm our business. The extremely competitive nature of the airline industry could prevent us from attaining the level of passenger traffic or maintaining the level of fares required to maintain profitable operations in new and existing markets and could impede our profitable growth strategy, which would harm our business. Additionally, if a traditional network airline were to fully develop a low cost structure, or if we were to experience increased competition from low cost carriers, our business could be materially adversely affected.
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
We have a significant amount of fixed obligations and we will incur significantly more fixed obligations, which could harm our ability to service our current or satisfy future fixed obligations.
As of December 31, 2012, our debt of $2.85 billion accounted for 60% of our total capitalization. In addition to long-term debt, we have a significant amount of other fixed obligations under leases related to our aircraft, airport terminal space, other airport facilities and office space. As of December 31, 2012, future minimum payments under noncancelable leases and other financing obligations were approximately $1.02 billion for 2013 through 2017 and an aggregate of $1.33 billion for the years thereafter. We have also constructed, and in October 2008 began operating, a new terminal at JFK under a 30-year lease with the Port Authority of New York and New Jersey, or PANYNJ. The minimum payments under this lease are being accounted for as a financing obligation and have been included in the future minimum payment totals above.
As of December 31, 2012, we had commitments of approximately $5.00 billion to purchase 115 additional aircraft and other flight equipment through 2021, including estimated amounts for contractual price escalations. We may incur additional debt and other fixed obligations as we take delivery of new aircraft and other equipment and continue to expand into new markets. In an effort to limit the incurrence of significant additional debt, we may seek to defer some of our scheduled deliveries, sell or lease aircraft to others, or pay cash for new aircraft, to the extent necessary or possible. The amount of our existing debt, and other fixed obligations, and potential increases in the amount of our debt and other fixed obligations could have important consequences to investors and could require a substantial portion of cash flows from operations for debt service payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes.

Our high level of debt and other fixed obligations could:

•	impact our ability to obtain additional financing to support capital expansion plans and for working capital and other purposes on acceptable terms or at all;

•	divert substantial cash flow from our operations and expansion plans in order to service our fixed obligations;

•	require us to incur significantly more interest expense than we currently do if rates were to increase, since approximately 40% of our debt has floating interest rates; and

•	place us at a possible competitive disadvantage compared to less leveraged competitors and competitors with better access to capital resources or more favorable terms.
Our ability to make scheduled payments on our debt and other fixed obligations will depend on our future operating performance and cash flows, which in turn will depend on prevailing economic and political conditions and financial, competitive, regulatory, business and other factors, many of which are beyond our control. We are principally dependent upon our operating cash flows and access to the capital markets to fund our operations and to make scheduled payments on debt and other fixed obligations. We cannot assure you we will be able to generate sufficient cash flows from our operations or from capital market activities to pay our debt and other fixed obligations as they become due; if we fail to do so our business could be harmed. If we are unable to make payments on our debt and other fixed obligations, we could be forced to renegotiate those obligations or seek to obtain additional equity or other forms of additional financing.
Our substantial indebtedness may limit our ability to incur additional debt to obtain future financing needs.
We typically finance our aircraft through either secured debt or lease financing. The impact on financial institutions from the global credit and liquidity crisis and continuing economic malaise may adversely affect the availability and cost of credit to JetBlue as well as to prospective purchasers of our aircraft we undertake to sell in the future, including financing commitments we have already obtained for purchases of new aircraft. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our strategy or otherwise constrain our operations.
Our maintenance costs will increase as our fleet ages.
Our maintenance costs will increase as our fleet ages. In the past, we have incurred lower maintenance expenses because most of the parts on our aircraft were under multi-year warranties; these warranties have for the most part expired. If any existing maintenance provider with whom we have a long-term "power by the hour" agreement fails to perform or honor such agreements, we will incur higher interim maintenance costs until we negotiate new agreements.
Furthermore, as our fleet ages, we expect our fleet will require various modifications over the next several years to ensure its continued efficiency, modernization, brand consistency and safety. Our plans to equip our A320 aircraft with sharklets, for example, will, in some cases, require significant modification time. These fleet modifications will require significant investment over the several years, including taking aircraft out of service for several weeks at a time.
Our salaries, wages and benefits costs will increase as our workforce ages.
As our employees' tenure with JetBlue matures, our salaries, wages and benefits costs will increase. Our pilot pay structure, for example, is based on an industry derived average and to the extent our competitors continue consolidating and/or begin raising their pilot salaries in the face of a possible pilot shortage, we may have to address increased salary cost pressure to retain our pilots in an environment where our capacity is also forecast to continue to grow. As our work force ages, we expect our medical and related benefits to increase as well, despite an increased corporate focus on crewmember wellness.
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

In addition, our competitors often add service, reduce their fares and/or offer special promotions following our entry into a new market. We cannot assure you we will be able to profitably expand our existing markets or establish new markets or be able to adequately temper our growth in a cost effective manner through additional deferrals or selling or leasing aircraft; if we fail to do so, our business could be harmed.
There are risks associated with our presence in some of our international emerging markets, including political or economic instability and failure to adequately comply with existing legal requirements.
Expansion to new international emerging markets may have risks due to factors specific to those markets. Emerging markets are countries which have less developed economies and are vulnerable to economic and political problems, such as significant fluctuations in gross domestic product, interest and currency exchange rates, civil disturbances, government instability, nationalization and expropriation of private assets, trafficking and the imposition of taxes or other charges by governments. The occurrence of any of these events in markets served by us and the resulting instability may adversely affect our business.
We have expanded and, if market and other conditions warrant it, may continue to expand our service to countries in the Caribbean and Latin America, some of which have less developed legal systems, financial markets, and business and political environments than the United States, and therefore present greater political, legal, economic and operational risks. We emphasize legal compliance and have implemented and continue to implement and refresh policies, procedures and certain ongoing training of employees with regard to business ethics, anti-corruption policies and many key legal requirements; however, there can be no assurance our employees will adhere to our code of business ethics, anti-corruption policies, other Company policies, or other legal requirements. If we fail to enforce our policies and procedures properly or maintain adequate record-keeping and internal accounting practices to accurately record our transactions, we may be subject to sanctions. In the event we believe or have reason to believe our employees have or may have violated applicable laws or regulations, we may be subject to investigation costs, potential penalties and other related costs which in turn could negatively affect our reputation, and our results of operations and cash flow.
We may be subject to risks through the commitments and business of LiveTV, our wholly-owned subsidiary.
LiveTV has agreements to provide in-flight entertainment products and services with six other airlines. At December 31, 2012, LiveTV services were available on 439 aircraft under these agreements, with firm commitments for 219 additional aircraft through 2015 and with options for 52 additional installations through 2014. Performance under these agreements requires LiveTV to hire, train and retain qualified employees, obtain component parts unique to its systems and services from their suppliers and secure facilities necessary to perform installations and maintenance on those systems. Should LiveTV be unable to satisfy its commitments under these third party contracts, our business could be harmed.
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
Our high aircraft utilization rate helps us keep our costs low, but also makes us vulnerable to delays and cancellations in our operating regions; such delays and cancellations could reduce our profitability.
We maintain a high daily aircraft utilization rate (the amount of time our aircraft spend in the air carrying passengers). High daily aircraft utilization allows us to generate more revenue from our aircraft and is achieved in part by reducing turnaround times at airports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including adverse weather conditions, security requirements, air traffic congestion and unscheduled maintenance. The majority of our operations are concentrated in the Northeast and Florida, which are particularly vulnerable to weather and congestion delays. Reduced aircraft utilization may limit our ability to achieve and maintain profitability as well as lead to customer dissatisfaction.

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
We rely on the third party providers of our current automated systems and data center infrastructure for technical support. If the current provider were to fail to adequately provide technical support for any one of our key existing systems or if new or updated components were not integrated smoothly, we could experience service disruptions, which, if they were to occur, could result in the loss of important data, increase our expenses, decrease our revenues and generally harm our business and reputation. Furthermore, our automated systems cannot be completely protected against events beyond our control, including natural disasters, computer viruses, other security breaches, or telecommunications failures. Substantial or sustained system failures could impact customer service and result in our customers purchasing tickets from other airlines. We have implemented security measures and change control procedures and have disaster recovery plans as well as requiring our third party providers to have disaster recovery plans; however, we cannot assure you these measures are adequate to prevent disruptions, which, if they were to occur, could result in the loss of important data, increase our expenses, decrease our revenues and generally harm our business and reputation.
Our reputation and business may be harmed and we may be subject to legal claims if there is loss, unlawful disclosure or misappropriation of, or unsanctioned access to, our customers’, employees’, business partners’ or our own information or other breaches of our information security.
We make extensive use of online services and centralized data processing, including through third party service providers. The secure maintenance and transmission of customer and employee information is a critical element of our operations. Our information technology and other systems maintain and transmit customer information, or those of service providers or business partners, may be compromised by a malicious third party penetration of our network security, or of a third party service provider or business partner, or impacted by deliberate or inadvertent actions or inactions by our employees, or those of a third party service provider or business partner. As a result, personal information may be lost, disclosed, accessed or taken without consent.
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
We currently have agreements with organizations that process credit card transactions arising from purchases of air travel tickets by our customers. Credit card processors have financial risk associated with tickets purchased for travel which can occur several weeks after the purchase. Our credit card processing agreements provide for reserves to be deposited with the processor in certain circumstances. We do not currently have reserves posted for our credit card processors. If circumstances were to occur requiring us to deposit reserves, the negative impact on our liquidity could be significant which could materially adversely affect our business.
If we are unable to attract and retain qualified personnel or fail to maintain our company culture, our business could be harmed.
We compete against the other major U.S. airlines for pilots, mechanics and other skilled labor; some of them offer wage and benefit packages exceeding ours. As more pilots in the industry approach mandatory retirement age, the U.S. airline industry may be affected by a pilot shortage, to some extent. We may be required to increase wages and/or benefits in order to attract and retain qualified personnel or risk considerable employee turnover. If we are unable to hire, train and retain qualified employees, our business could be harmed and we may be unable to implement our growth plans.
In addition, as we hire more people and grow, we believe it may be increasingly challenging to continue to hire people who will maintain our company culture. One of our competitive strengths is our service-oriented company culture that emphasizes friendly, helpful, team-oriented and customer-focused employees. Our company culture is important to providing high quality customer service and having a productive workforce in order to help keep our costs low. As we continue to grow, we may be unable to identify, hire or retain enough people who meet the above criteria, including those in management or other key positions. Our company culture could otherwise be adversely affected by our growing operations and geographic diversity. If we fail to maintain the strength of our company culture, our competitive ability and our business may be harmed.
Our results of operations fluctuate due to seasonality and other factors.
We expect our quarterly operating results to fluctuate due to seasonality including high vacation and leisure demand occurring on the Florida routes between October and April and on our western routes during the summer. Actions of our competitors may also contribute to fluctuations in our results. We are more susceptible to adverse weather conditions, including snow storms and hurricanes, as a result of our operations being concentrated on the East Coast, than some of our competitors. As we enter new markets we could be subject to additional seasonal variations along with any competitive responses to our entry by other airlines. Price changes in aircraft fuel as well as the timing and amount of maintenance and advertising expenditures also impact our operations. As a result of these factors, quarter-to-quarter comparisons of our operating results may not be a good indicator of our future performance. In addition, it is possible in any future period our operating results could be below the expectations of investors and any published reports or analyses regarding JetBlue. In such an event, the price of our common stock could decline, perhaps substantially.
We are subject to the risks of having a limited number of suppliers for our aircraft, engines and a key component of our in-flight entertainment system.
Our current dependence on two types of aircraft and engines for all of our flights makes us vulnerable to significant problems associated with the Airbus A320 aircraft or the IAE International Aero Engines V2527-A5 engine and the EMBRAER 190 aircraft or the General Electric Engines CF-34-10 engine, including design defects, mechanical problems, contractual performance by the manufacturers, or adverse perception by the public would result in customer avoidance or in actions by the FAA resulting in an inability to operate our aircraft. Carriers operating a more diversified fleet are better positioned than we are to manage such events.
One of the unique features of our fleet is every seat in each of our aircraft is equipped with free in-flight entertainment including DirecTV®. An integral component of the system is the antenna, which is supplied to us by KVH Industries Inc, or KVH. If KVH were to stop supplying us with its antennas for any reason, we would have to incur significant costs to procure an alternate supplier.
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

Moreover, any aircraft accident or incident, even if fully insured, could cause a public perception we are less safe or reliable than other airlines which would harm our business.
An ownership change could limit our ability to use our net operation loss carryforwards.
As of December 31, 2012, we had approximately $371 million of federal net operating loss carryforwards for U.S. income tax purposes that begin to expire in 2025. Section 382 of the Internal Revenue Code imposes limitation on a corporation’s ability to use its net operating loss carryforwards if it experiences an “ownership change”. Similar rules and limitations may apply for state income tax purposes. In the event an “ownership change” were to occur in the future, our ability to utilize our net operating losses could be limited.
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
Fundamental and permanent changes in the domestic airline industry have been ongoing over the past several years as a result of several years of repeated losses, among other reasons. These losses resulted in airlines renegotiating or attempting to renegotiate labor contracts, reconfiguring flight schedules, furloughing or terminating employees, as well as considering other efficiency and cost-cutting measures. Despite these actions, several airlines have reorganized under Chapter 11 of the U.S. Bankruptcy Code to permit them to reduce labor rates, restructure debt, terminate pension plans and generally reduce their cost structure. Since 2005, the U.S. airline industry has experienced significant consolidation and liquidations. The global economic recession and related unfavorable general economic conditions, such as higher unemployment rates, a constrained credit market, housing-related pressures, and increased business operating costs can reduce spending for both leisure and business travel. Unfavorable economic conditions could also impact an airline’s ability to raise fares to counteract increased fuel, labor, and other costs. It is foreseeable that further airline reorganizations, consolidation, bankruptcies or liquidations may occur in the current global recessionary environment, the effects of which we are unable to predict. We cannot assure you the occurrence of these events, or potential changes resulting from these events, will not harm our business or the industry.
A future act of terrorism, the threat of such acts or escalation of U.S. military involvement overseas could adversely affect our industry.
Acts of terrorism, the threat of such acts or escalation of U.S. military involvement overseas could have an adverse effect on the airline industry. In the event of a terrorist attack, whether or not successful, the industry would likely experience increased security requirements and significantly reduced demand. We cannot assure you these actions, or consequences resulting from these actions, will not harm our business or the industry.
Changes in government regulations imposing additional requirements and restrictions on our operations or the U.S. Government ceasing to provide adequate war risk insurance could increase our operating costs and result in service delays and disruptions.
Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, involving significant compliance costs. In the last several years, Congress has passed laws, and the agencies of the federal government, including, but not limited to, the DOT, FAA, CBP and the TSA have issued regulations relating to the operation of airlines that have required significant expenditures. We expect to continue to incur expenses in connection with complying with government regulations. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. If adopted or materially amended, these measures could have the effect of raising ticket prices, reducing air travel demand and/or revenue and increasing costs. The FAA has published new regulations relating to crew rest requirements, which we are currently analyzing. Should the final rules require us to make significant changes to our crew rest requirements, our cost structure could be adversely affected. We cannot assure you these and other laws or regulations enacted in the future will not harm our business.
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
Many aspects of airlines’ operations are subject to increasingly stringent environmental regulations, and growing concerns about climate change may result in the imposition of additional regulation. There is growing consensus some form of federal regulation may be forthcoming with respect to greenhouse gas emissions (including carbon dioxide (CO2)) and/or “cap and trade” legislation, compliance with which could result in the creation of substantial additional costs to us. The U.S. Congress is considering climate change legislation and the Environmental Protection Agency issued a rule which regulates larger emitters of greenhouse gases. Since the domestic airline industry is increasingly price sensitive, we may not be able to recover the cost of compliance with new or more stringent environmental laws and regulations from our passengers, which could adversely affect our business. Although it is not expected the costs of complying with current environmental regulations will have a material adverse effect on our financial position, results of operations or cash flows, no assurance can be made the costs of complying with environmental regulations in the future will not have such an effect. The impact to us and our industry from such actions is likely to be adverse and could be significant, particularly if regulators were to conclude emissions from commercial aircraft cause significant harm to the upper atmosphere or have a greater impact on climate change than other industries.
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
In 2009, there was an outbreak of the H1N1 virus which had an adverse impact throughout our network, including on our operations to and from Mexico. Any outbreak of a disease (including a worsening of the outbreak of the H1N1 virus) affecting travel behavior could have a material adverse impact on us. In addition, outbreaks of disease could result in quarantines of our personnel or an inability to access facilities or our aircraft, which could adversely affect our operations. Similarly, if an environmental disaster were to occur and adversely impact any of our destination cities, travel behavior could be affected and in turn, could materially adversely impact our business.
The unknown impact from the Dodd-Frank Act as well as the rules to be promulgated under it could require the implementation of additional policies and require us to incur administrative compliance costs.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, contains a variety of provisions designed to regulate financial markets. Many aspects of the Dodd-Frank Act remain subject to rulemaking that will take effect over several years, thus making it difficult to assess its impact on us at this time. We expect to successfully implement any new applicable legislative and regulatory requirements and may incur additional costs associated with our compliance with the new regulations and anticipated additional reporting and disclosure obligations; however, at this time we do not expect such costs to be material to us.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Aircraft
As of December 31, 2012, we operated a fleet consisting of 127 Airbus A320 aircraft each powered by two IAE International Aero Engines V2527-A5 engines and 53 EMBRAER 190 aircraft each powered by two General Electric Engines CF 34-10 engines:

Aircraft	Seating Capacity	Owned	Capital Leased	Operating Leased	Total	Average Age in Years
Airbus A320	150	93	4	30	127	7.4
EMBRAER 190	100	23	—	30	53	4.8
Totals		116	4	60	180	6.7
Our aircraft leases have an average remaining lease term of approximately 8.8 years at December 31, 2012. The earliest of these terms ends in 2014 and the latest ends in 2026. We have the option to extend most of these leases for additional periods or to purchase the aircraft at the end of the related lease term. All but 11 of our 116 owned aircraft and all but nine of our 38 owned spare engines are subject to secured debt financing.
In July 2012, we amended our EMBRAER purchase agreement accelerating the delivery of one aircraft to 2013, which was previously scheduled for delivery in 2014. Additionally, we extended the date for which we may elect not to further amend our purchase agreement to order a new EMBRAER 190 variant, if developed, to July 31, 2013. If not elected, seven EMBRAER 190 aircraft we previously deferred may either be returned to their previously committed to delivery dates in 2013 and 2014 or canceled and subject to cancellation fees. In December 2012, we further amended our EMBRAER purchase agreement accelerating the delivery of four aircraft from 2018 to 2013.
As of December 31, 2012, we had on order 115 aircraft, which are scheduled for delivery through 2021. Our aircraft delivery schedule is:

	Firm
Year	Airbus A320	Airbus A321	Airbus A320neo	EMBRAER 190	Total
2013	3	4	—	7	14
2014	—	9	—	1	10
2015	—	10	—	7	17
2016	3	7	—	8	18
2017	8	—	—	5	13
2018	—	—	10	3	13
2019	—	—	10	—	10
2020	—	—	10	—	10
2021	—	—	10	—	10
	14	30	40	31	115

Facilities
We occupy all of our facilities at each of the airports we serve under leases or other occupancy agreements. Our agreements for terminal passenger service facilities, which include ticket counter and gate space, operations support area and baggage service offices, generally have terms ranging from less than one year to five years, and contain provisions for periodic adjustments of rental rates, landing fees and other charges applicable under the type of lease. We also are responsible for maintenance, insurance, utilities and certain other facility-related expenses and services. We have entered into use arrangements at each of the airports we serve providing for the non-exclusive use of runways, taxiways and other airport facilities. Landing fees under these agreements are typically based on the number of aircraft landings and the weight of the aircraft.
Our focus cities include New York, Boston, Long Beach, Orlando, Fort Lauderdale and San Juan, Puerto Rico.
In November 2005, we executed a lease agreement with the PANYNJ for the construction and operation of Terminal 5 which became our principal base of operations at JFK; we began to operate from it in October 2008. The lease term ends on October 22, 2038, the thirtieth anniversary of the date of our beneficial occupancy of this terminal, and we have a one-time early termination option five years prior to the end of the scheduled lease term. In December 2010, we executed a supplement to this lease agreement for the Terminal 6 property (our original base of operations at JFK) adjacent to our operations at Terminal 5 for a term of five years, which provides certain use and development rights. In 2012, we commenced construction on an expansion to Terminal 5, or T5i, which will be used as an international arrival facility.
Our operations at Boston’s Logan International Airport, or Logan, are based at Terminal C where we operate 17 gates and 42 ticket counter positions. In 2011, Massport completed work connecting two concourses within Terminal C, centralizing the security checkpoint and providing our customers the convenience of 14 contiguous gates.
Our West Coast operations are based at Long Beach Municipal Airport, or Long Beach, which serves the Los Angeles basin. We operate four gates at Long Beach. In 2010, the Long Beach Airport began work on redevelopment efforts, including a new parking structure and new terminal, which opened in December 2012.
In Florida, our primary operations are at Orlando International Airport, or Orlando, and Fort Lauderdale-Hollywood International Airport, or Fort Lauderdale. We operate from Terminal A in Orlando with eight domestic and one international gate. In Fort Lauderdale, we operate from Terminal 3 with seven domestic gates.
Our operations in San Juan, Puerto Rico are based at Luis Muñoz Marin International Airport, or San Juan. In June 2012, we relocated our San Juan operations to a newly renovated Terminal A with preferential use of seven gates.
We lease a 70,000 square foot aircraft maintenance hangar and an adjacent 32,000 square foot office and warehouse facility at JFK to accommodate our technical support operations and passenger provisioning personnel. The ground lease for this site expires in 2030. In addition, we occupy a building at JFK where we store aircraft spare parts and perform ground equipment maintenance. During 2012, we moved to Hangar 8 in Boston, a total of approximately 80,000 square feet of space, which includes an aircraft maintenance hangar and office space. The ground lease for this site expires in 2017.
We also occupy a training center at Orlando International Airport which is equipped with seven full flight simulators, two cabin trainers, a training pool, classrooms and support areas. This facility is being used for the initial and recurrent training of our pilots and in-flight crew, as well as support training for our technical operations and airport crew. In addition, we lease a 70,000 square foot hangar at Orlando International Airport which is used by Live TV for the installation and maintenance of in-flight satellite television systems and aircraft maintenance. The ground leases for our Orlando support facilities expire in 2035.
As of December 31, 2012, our primary corporate offices were located in Long Island City, New York, where we occupy space under a lease that expires in 2023. Our office in Salt Lake City, Utah, where we occupy space under a lease that expires in 2014, contains a core team of employees who are responsible for group sales, customer service, at-home reservation agent supervision, disbursements and certain other finance functions.
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

ITEM 3.    LEGAL PROCEEDINGS
In the ordinary course of our business, we are party to various legal proceedings and claims which we believe are incidental to the operation of our business. Other than as described under Note 12-Contingencies to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, we believe the ultimate outcome of these proceedings to which we are currently a party will not have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable

EXECUTIVE OFFICERS OF THE REGISTRANT
Certain information concerning JetBlue’s executive officers as of the date of this report follows. There are no family relationships between any of our executive officers.
David Barger, age 55, is our President and Chief Executive Officer. He has served in this capacity since May 2007 and as President since June 2009. He is also a member of our Board of Directors. He previously served as our President from August 1998 to September 2007 and Chief Operating Officer from August 1998 to March 2007. From 1992 to 1998, Mr. Barger served in various management positions with Continental Airlines, including Vice President, Newark hub. He held various director level positions at Continental Airlines from 1988 to 1995. From 1982 to 1988, Mr. Barger served in various positions with New York Air, including Director of Stations.
Mark D. Powers, age 59, is our Chief Financial Officer, a position he has held since April 2012. Mr. Powers joined us in July 2006 as Treasurer and Vice President, Corporate Finance. He was promoted to Senior Vice President, Treasurer in 2007. Prior to joining JetBlue, Mr. Powers was an independent advisor to several aviation-related companies and has held a number of positions in both the finance and legal departments of Continental Airlines, Northwest Airlines and General Electric's jet engine unit.
Rob Maruster, age 41, is our Executive Vice President and Chief Operating Officer and has served in this capacity since June 2009. Mr. Maruster joined JetBlue in 2005 as Vice President, Operations Planning, after a 12-year career with Delta Air Lines in a variety of leadership positions with increasing responsibilities in the carrier’s Marketing and Customer Service departments, culminating in being responsible for all operations at Delta’s largest hub as Vice President, Airport Customer Service at Hartsfield-Jackson Atlanta International Airport. In 2006, Mr. Maruster was promoted to Senior Vice President, Airports and Operational Planning and in 2008, Mr. Maruster’s responsibilities expanded to include the Customer Services group which included Airports, Inflight Services, Reservations, and System Operations.
Robin Hayes, age 46, is our Executive Vice President and Chief Commercial Officer. He joined JetBlue in August 2008 after nineteen years at British Airways. In his last role at British Airways, Mr. Hayes served as Executive Vice President for The Americas and before that he served in a number of operational and commercial positions in the UK and Germany.
James Hnat, age 42, is our Executive Vice President Corporate Affairs, General Counsel and Secretary and has served in this capacity since April 2007. He served as our Senior Vice President, General Counsel and Assistant Secretary since March 2006 and as our General Counsel and Assistant Secretary from February 2003 to March 2006. Mr. Hnat is a member of the bar of New York and Massachusetts.
Don Daniels, age 45, is our Vice President and Chief Accounting Officer, a position he has held since May 2009. He served as our Vice President and Corporate Controller since October 2007. He previously served as our Assistant Controller since July 2006 and Director of Financial Reporting since October 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Select Market under the symbol JBLU. The table below shows the high and low sales prices for our common stock.

	High	Low
2011 Quarter Ended
March 31	$7.13	$5.44
June 30	6.38	5.35
September 30	6.26	3.86
December 31	5.65	3.40
2012 Quarter Ended
March 31	$6.32	$4.73
June 30	5.44	4.06
September 30	5.94	4.76
December 31	5.99	4.77
As of January 31, 2013, there were approximately 726 holders of record of our common stock.
We have not paid cash dividends on our common stock and have no current intention of doing so. Any future determination to pay cash dividends will be at the discretion of our Board of Directors, subject to applicable limitations under Delaware law, and will be dependent upon our results of operations, financial condition and other factors deemed relevant by our Board of Directors.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet to be purchased under the program
October 2012 (1)	—	$—	—
November 2012 (1)	478,881	$5.11	478,881
December 2012 (1)	3,598,764	$5.59	3,598,764
Total	4,077,645	$5.53	4,077,645	20,922,355

(1)
In September 2012, our Board of Directors approved a share repurchase program for up to 25 million shares over a five year period. The repurchases may be commenced or suspended from time to time without prior notice. The shares repurchased under our share repurchase program were purchased in open market transactions and are held as treasury stock.

Stock Performance Graph
This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.
The following line graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s 500 Stock Index and the NYSE Arca Airline Index from December 31, 2007 to December 31, 2012. The comparison assumes the investment of $100 in our common stock and in each of the foregoing indices and reinvestment of all dividends. The stock performance shown represents historical performance and is not representative of future stock performance.

140
130
120
110
100
90
80
70
60
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
JetBlue Airways Corporation
S&P 500 Stock Index
NYSE Arca Airline Index (1)

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
JetBlue Airways Corporation	$100	$120	$92	$112	$88	$97
S&P 500 Stock Index	100	63	80	92	94	109
NYSE Arca Airline Index (1)	100	71	99	137	95	129

(1) As of December 31, 2012, the NYSE Arca Airline Index consisted of Alaska Air Group Inc., AMR Corporation, Copa Holdings S.A., Delta Air Lines, Inc., Gol Linhas Aereas Inteligentes S.A., Hawaiian Holdings, JetBlue Airways Corporation, US Airways Group, Inc., LAN Airlines S.A., Southwest Airlines Company, Republic Airways Holding, Inc., Ryanair Holdings Ads., SkyWest, Inc, TAM S.A., and UAL Corporation.

ITEM 6.    SELECTED FINANCIAL DATA
The following financial information for the five years ended December 31, 2012 has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report.

2012	2011	2010	2009	2008

Statements of Operations Data:
Operating revenues	$4,982	$4,504	$3,779	$3,292	$3,392
Operating expenses:
Aircraft fuel and related taxes	1,806	1,664	1,115	945	1,397
Salaries, wages and benefits (1)	1,044	947	891	776	694
Landing fees and other rents	277	245	228	213	199
Depreciation and amortization (2)	258	233	220	228	205
Aircraft rent	130	135	126	126	129
Sales and marketing	204	199	179	151	151
Maintenance materials and repairs	338	227	172	149	127
Other operating expenses (3)	549	532	515	419	377
Total operating expenses	4,606	4,182	3,446	3,007	3,279
Operating income	376	322	333	285	113
Other income (expense) (4)	(167)	(177)	(172)	(181)	(202)
Income (loss) before income taxes	209	145	161	104	(89)
Income tax expense (benefit)	81	59	64	43	(5)
Net income (loss)	$128	$86	$97	$61	$(84)
Earnings (loss) per common share:
Basic	$0.45	$0.31	$0.36	$0.24	$(0.37)
Diluted	$0.40	$0.28	$0.31	$0.21	$(0.37)
Other Financial Data:
Operating margin	7.5%	7.1%	8.8%	8.6%	3.3%
Pre-tax margin	4.2%	3.2%	4.3%	3.2%	(2.6)%
Ratio of earnings to fixed charges (5)	1.75	x	1.52	x	1.59	x	1.33	x	—
Net cash provided by (used in) operating activities	$698	$614	$523	$486	$(17)
Net cash used in investing activities	(867)	(502)	(696)	(457)	(247)
Net cash provided by (used in) financing activities	(322)	96	(258)	306	635

(1)	In 2010, we incurred approximately $9 million in one-time implementation expenses related to our new customer service system.

(2)	In 2008, we wrote-off $8 million related to our temporary terminal facility at JFK.

(3)
In 2012, we sold six spare engines and two aircraft resulting in gains of approximately $10 million. Additionally, in 2012, LiveTV terminated a customer contract resulting in a gain of approximately $8 million. In 2009, 2008 and 2007, we sold two, nine and three aircraft, respectively, which resulted in gains of $1 million, $23 million and $7 million, respectively. In 2010, we recorded an impairment loss of $6 million related to the spectrum license held by our LiveTV subsidiary. In 2010, we also incurred approximately $13 million in one-time implementation expenses related to our new customer service system.

(4)
In 2012, we recorded a net of $1 million in losses related to the early extinguishment of $220 million in principal of debt securing nine aircraft. In 2011, we recorded $6 million loss related to the repurchase of $39 million principal amount of our 6.75% convertible debentures due 2039. In 2008, we recorded $13 million in additional interest expense related to the early conversion of a portion of our 5.5% convertible debentures due 2038 and a $14 million gain on extinguishment of debt. In 2008, we recorded a holding loss of $53 million related to the valuation of our auction rate securities.

(5)	Earnings were inadequate to cover fixed charges by $135 million for the year ended December 31, 2008.

	As of December 31,
	2012	2011	2010	2009	2008
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$182	$673	$465	$896	$561
Investment securities	685	591	628	246	244
Total assets	7,070	7,071	6,593	6,549	6,018
Total debt	2,851	3,136	3,033	3,304	3,144
Common stockholders’ equity	1,888	1,757	1,654	1,546	1,270
	Year Ended December 31,
	2012	2011	2010	2009	2008
Operating Statistics (unaudited):
Revenue passengers (thousands)	28,956	26,370	24,254	22,450	21,920
Revenue passenger miles (millions)	33,563	30,698	28,279	25,955	26,071
Available seat miles (ASMs) (millions)	40,075	37,232	34,744	32,558	32,442
Load factor	83.8%	82.4%	81.4%	79.7%	80.4%
Aircraft utilization (hours per day)	11.8	11.7	11.6	11.5	12.1
Average fare	$157.11	$154.74	$140.69	$130.67	$139.56
Yield per passenger mile (cents)	13.55	13.29	12.07	11.30	11.73
Passenger revenue per ASM (cents)	11.35	10.96	9.82	9.01	9.43
Operating revenue per ASM (cents)	12.43	12.10	10.88	10.11	10.45
Operating expense per ASM (cents)	11.49	11.23	9.92	9.24	10.11
Operating expense per ASM, excluding fuel (cents)	6.99	6.76	6.71	6.33	5.80
Operating expense per ASM, excluding fuel & profit sharing (cents)	6.98	6.76	6.71	6.33	5.80
Airline operating expense per ASM (cents) (6)	11.34	11.06	9.71	8.99	9.87
Departures	264,600	243,446	225,501	215,526	205,389
Average stage length (miles)	1,085	1,091	1,100	1,076	1,120
Average number of operating aircraft during period	173.9	164.9	153.5	148.0	139.5
Average fuel cost per gallon, including fuel taxes	$3.21	$3.17	$2.29	$2.08	$3.08
Fuel gallons consumed (millions)	563	525	486	455	453
Full-time equivalent employees at period end (6)	12,070	11,733	11,121	10,704	9,895

(6)	Excludes results of operations and employees of LiveTV, LLC, which are unrelated to our airline operations and are immaterial to our consolidated operating results.

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
“Load factor” represents the percentage of aircraft seating capacity actually utilized (revenue passenger miles divided by available seat miles).
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
In 2012, we executed on our plans for sustainable, profitable growth while continuing to strengthen our balance sheet and improve our operating margin. Every day, we commit to delivering a safe and reliable JetBlue Experience to our customers while maintaining a competitive cost advantage and improving returns for our shareholders.
2012 Highlights and Accomplishments

•	We reported our fourth consecutive year of net income and our highest earnings per diluted share, $0.40, since 2003, and generated record revenues of nearly $5 billion.

•	We improved our return on invested capital, or ROIC, by approximately one percentage point even as we grew our operations, increasing capacity by 8%.

•	We generated $698 million in cash from operations while strengthening our balance sheet with increased lines of credit and reductions to our overall debt balance.

•	We expanded our portfolio of commercial airline partnerships, adding eight new airline partnerships during the year, bringing our total to 22 airline partnerships as of December 31, 2012.

•
We further solidified our position as New York's hometown airline with the opening of our new headquarters in Long Island City and as we commenced construction of an international arrivals facility at John F. Kennedy International Airport, or JFK.

•	We were recognized by J.D. Power and Associates for the eighth consecutive year as the “Highest in Airline Customer Satisfaction among Low-Cost Carriers.”

•	We preserved the direct relationship with our Crewmembers, an important driver of our culture and brand.

We continue to deliver a unique JetBlue Experience to our customers with the superior service they have come to expect from us. In addition, our commitment to deliver increased returns for our shareholders remains at the core of our overall business strategy. We believe our continued focus on financial discipline, product innovation and network enhancements, combined with our service excellence, will drive our future success. Some of our major initiatives are described below.
Strengthening of our Balance Sheet
Throughout 2012, we were focused on strengthening our balance sheet. We believe we made significant progress in doing so, and we remain committed to further improving our balance sheet. We ended the year with unrestricted cash, cash equivalents and short-term investments at approximately 15% of trailing twelve months revenue. During 2012, we prudently used cash to invest in our business while maintaining a solid liquidity profile. Throughout the year, we reduced our overall debt balance by $285 million while increasing our total property and equipment by nearly 10%. Our investments also included capital spending for slot acquisitions, our international arrival facility at JFK and aircraft prepayments. We believe spending wisely now will generate future returns, through balance sheet improvements and, ultimately, by helping us maintain the flexibility to be able to take advantage of future growth opportunities. Additionally, in September 2012, our Board of Directors approved a share repurchase program for up to 25 million shares over a five year period. During the fourth quarter of 2012, we repurchased approximately 4.1 million shares of our common stock for $23 million.
Airport Infrastructure Investments
During 2012, we made significant airport infrastructure enhancements in several of our focus cities. In San Juan, we moved into a larger space in the all-new Terminal A at Luis Muñoz Marin International Airport. In Boston, we opened a newly renovated hangar to support our growing operations. In New York, we commenced construction of a new international arrival extension to our existing Terminal 5 at JFK. The creation of a new dedicated site to handle U.S. Customs and Border Protection checks at Terminal 5 will eliminate the need for our international customers to arrive at an often slow Terminal 4. In Long Beach, we moved into our own concourse in the newly modernized terminal facility.
Network Initiatives
We continue to make network adjustments in furtherance of our overall network growth plans. Our network focus over the past several years has primarily been on Boston and the Caribbean and Latin America. We feel there remains opportunity to grow our revenue in these regions due to our differentiated product offerings. In Boston, for example, with our product and network enhancements, we have been able to better accommodate business customers which has helped us to build revenue momentum from corporate share gains.
Throughout 2012, we continued to improve our relevance to business customers in Boston. We offer non-stop service to more destinations from Boston's Logan International Airport than any other carrier at Boston. East Coast short-haul markets in Boston were the best performing region in our network during 2012, as measured by year over year unit revenue growth, even while we added significant capacity.
Our growth in the Caribbean and Latin America also continued in 2012; we now have approximately 27% of our capacity in this important region. We remain focused on growing our network and further reducing seasonality by targeting new customers, including leisure travelers, business travelers, visiting friends and relatives, or VFR, traffic and international airline partners.
New Service
As part of our ongoing network initiatives and route optimization efforts, we continued to make schedule and frequency adjustments throughout 2012. In Boston, particularly, we did so to better accommodate business customers and increase our relevance. During 2012, we commenced service to five new destinations: Dallas/Fort Worth, Texas, Cartagena, Colombia, Samana, Dominican Republic, Grand Cayman, Cayman Islands and Providence, Rhode Island. Additionally, we have announced plans to begin service to the following destinations in 2013: Charleston, South Carolina, Albuquerque, New Mexico, Philadelphia, Pennsylvania and Medellin, Colombia. Our growth includes adding new routes between existing cities. Our commitment to profitable growth also resulted in the discontinuation of certain routes and reduced service in our network throughout 2012.
Ancillary Revenue Initiatives
Our ancillary revenue initiatives are focused on increasing high margin revenue streams. Our EvenMore™ product continued to be successful throughout 2012. We reconfigured our EMBRAER 190 fleet, converting eight seats per aircraft to EvenMore™ Space seats. Additionally, we began selling EvenMore™ Speed, our expedited security option, on a standalone basis in most of our U.S. domestic locations.
During 2012, we introduced a new badge to our TrueBlue frequent flyer program called Mosaic, which is designed to recognize and reward our most loyal customers. The program's enhancements include early boarding and a free second checked bag, among many others. We also launched a new co-branded credit card exclusively for residents of Puerto Rico, where we are the largest carrier, which will allow residents to enjoy the full benefits of our TrueBlue loyalty program.

Outlook for 2013
As we enter 2013, we believe we are well positioned to build upon our 2012 performance. We aim to deliver improved year over year margins and increased returns for our shareholders. Our 2013 plan aims to achieve these goals and assumes we are able to maintain our competitive cost advantage and build upon our high-value network. We plan to introduce new service as well as expand our portfolio of commercial airline partnerships during 2013. We continuously look to expand our other ancillary revenue opportunities, including our EvenMore™ product offering and improving our TrueBlue loyalty program. We also remain committed to strengthening our balance sheet and prudently investing in infrastructure and product enhancements to enable us to reap future benefits.
For the full year, we estimate our operating capacity to increase approximately 5.5% to 7.5% over 2012 with the net addition of three Airbus A320 aircraft and seven EMBRAER 190 aircraft to our operating fleet. We will also take delivery of our first four Airbus A321 aircraft in the latter part of 2013. The entry into service date of the Airbus A321 will depend on the timing and successful completion of the FAA certification process. Assuming fuel prices of $3.24 per gallon, net of our fuel hedging activity, our cost per available seat mile for 2013 is expected to increase by 1.5% to 3.5% over 2012. This expected increase is primarily a result of continued maintenance cost pressures associated with the aging of our fleet. Additionally, salaries, wages and benefits are expected to increase due to the increasing tenure of our Crewmembers combined with efforts to maintain competitiveness of our compensation packages.

RESULTS OF OPERATIONS
Year 2012 Compared to Year 2011

We reported net income of $128 million in 2012 compared to net income of $86 million in 2011. In 2012, we had operating income of $376 million, an increase of $54 million over 2011, and an operating margin of 7.5%, up 0.4 points from 2011. Diluted earnings per share were $0.40 for 2012 compared to diluted earnings per share of $0.28 for 2011.
During 2012, despite uncertain economic conditions, a severe hurricane hitting the core of our operations and the persistent competitiveness of the airline industry, we managed to produce solid financial results. We generated consistent unit revenue growth throughout the year by continuing to manage the structure and mix of our network. We further complemented our historically leisure focused travel markets with higher yielding business markets. Our efforts to capitalize on key growth regions were primarily focused in Boston and the Caribbean region, which resulted in increased capacity during 2012.
Our on-time performance, defined by the DOT as arrivals within 14 minutes of schedule, was 79.1% in 2012 compared to 73.3% in 2011. While improved in 2012, our on-time performance throughout the year and on a year-over-year basis remained challenged by our concentration of operations in the northeast United States, which contains some of the most congested and delay-prone airports in the U.S.
2012 vs. 2011 Highlights

•
During the fourth quarter of 2012, Hurricane Sandy directly and significantly impacted our operations, closing many East Coast airports for several days. We canceled approximately 1,700 flights over a six day period.

•	Operating capacity increased approximately 8% to 40.08 billion available seat miles in 2012.

•	Average fares for the year increased 2% to $157, which also resulted in an increase of $4 million in associated credit card fees.

•	Operating expenses per available seat mile increased 2% to 11.49 cents. Excluding fuel, our cost per available seat mile increased 3% in 2012.

•	Invested in four new owned EMBRAER 190 aircraft and seven new owned Airbus A320 aircraft. Eight of these aircraft were debt financed.

•	Commenced service to five new cities during 2012. Total departures increased 9%.

•	Extended the leases on three aircraft during 2012 at lower rates.

•	The average age of our fleet increased to 6.7 years, and as of December 31, 2012, our oldest operating aircraft had an age of 13.1 years.

•	Early extinguishment of approximately $220 million in principal of long-term debt resulted in a net of $1 million in losses recorded in interest income and other.

Operating Revenues

(Revenues in millions)			Year-over-Year Change
	2012	2011	$	%
Passenger Revenue	$4,550	$4,080	$470	11.5
Other Revenue	432	424	8	2.0
Operating Revenues	$4,982	$4,504	$478	10.6

Average Fare	$157.11	$154.74	2.37	1.5
Yield per passenger mile (cents)	13.55	13.29	0.26	2.0
Passenger revenue per ASM (cents)	11.35	10.96	0.39	3.6
Operating revenue per ASM (cents)	12.43	12.10	0.33	2.8
Average stage length (miles)	1,085	1,091	(6)	(0.5)
Revenue passengers (thousands)	28,956	26,370	2,586	9.8
Revenue passenger miles (millions)	33,563	30,698	2,865	9.3
Available Seat Miles (ASMs)	40,075	37,232	2,843	7.6
Load Factor	83.8%	82.4%		1.4	pts
We derive our revenue primarily from transporting passengers on our aircraft. Passenger revenue accounted for 91% of our total operating revenues for the year ended December 31, 2012. Revenues generated from international routes, including

Puerto Rico, accounted for 26% of our total passenger revenues in 2012. Revenue is recognized either when transportation is provided or after the ticket or customer credit expires. We measure capacity in terms of available seat miles, which represents the number of seats available for passengers multiplied by the number of miles the seats are flown. Yield, or the average amount one passenger pays to fly one mile, is calculated by dividing passenger revenue by revenue passenger miles. We attempt to increase passenger revenue primarily by increasing our yield per flight which produces higher revenue per available seat mile, or RASM. Our objective is to optimize our fare mix to increase our overall average fare while continuing to provide our customers with competitive fares. Passenger revenue also includes revenue from our EvenMore™ Space ancillary product offering.
In 2012, the increase in passenger revenues was mainly attributable to the increased capacity and increase in yield. Our EvenMore™ Space seats continued to be a significant ancillary product, generating approximately $150 million in revenue, an increase of approximately 19% over 2011 primarily as a result of additional EvenMore™ Space seats on our EMBRAER 190 fleet, increased capacity and revised pricing.
Other revenue consists primarily of fees charged to customers in accordance with our published policies. These include reservation changes and baggage limitations, EvenMore™ Speed expedited security, the marketing component of TrueBlue point sales, concession revenues, revenues associated with transporting mail and cargo, revenues associated with the ground handling of other airlines and rental income. Revenues earned by our subsidiary, LiveTV, LLC, for the sale of, and on-going services provided for, in-flight entertainment systems on other airlines are also included in Other Revenue.
Other revenue increased primarily as a result of an $18 million increase in revenues from certain passenger related fees such as change fees and excess baggage. These increased fees were slightly offset by a $10 million guarantee recorded in 2011 related to our co-branded credit card.
Operating Expenses

(dollars in millions)			Year-over-Year Change		per ASM
	2012	2011	$	%	2012	2011	% Change
Aircraft fuel and related taxes	$1,806	$1,664	$142	8.6	4.50	4.47	0.9
Salaries, wages and benefits	1,044	947	97	10.3	2.60	2.54	2.4
Landing fees and other rents	277	245	32	12.8	0.69	0.66	4.8
Depreciation and amortization	258	233	25	10.5	0.65	0.63	2.7
Aircraft rent	130	135	(5)	(3.6)	0.33	0.36	(10.4)
Sales and marketing	204	199	5	3.0	0.51	0.53	(4.3)
Maintenance materials and repairs	338	227	111	48.4	0.84	0.61	37.9
Other operating expenses	549	532	17	3.2	1.37	1.43	(4.1)
Total operating expenses	$4,606	$4,182	$424	10.1	11.49	11.23	2.3

Aircraft Fuel and Hedging
The price and availability of aircraft fuel are extremely volatile due to global economic and geopolitical factors we can neither control nor accurately predict. During 2012 fuel prices remained volatile, increasing 1% over average 2011 prices. We maintain a diversified fuel hedge portfolio by entering into a variety of fuel hedge contracts in order to provide some protection against sharp and sudden volatility and further increases in fuel prices. In total, we hedged 30% of our total 2012 fuel consumption. We also use fixed forward price agreements, or FFPs, which allow us to lock in a price for fixed quantities of fuel to be delivered at a specified date in the future, to manage fuel price volatility. As of December 31, 2012, we had outstanding fuel hedge contracts covering approximately 8% of our forecasted consumption for the first quarter of 2013 and 5% for the full year 2013. As of December 31, 2012, we had 6% of our 2013 fuel consumption requirements covered under FFPs. In January and February 2013, we entered into jet fuel swap and cap agreements covering an additional 6% of our 2013 forecasted consumption. We will continue to monitor fuel prices closely and intend to take advantage of reasonable fuel hedging opportunities as they become available.
Aircraft fuel expense represented approximately 40% of our total operating expenses. The increase in year-over-year average fuel cost per gallon resulted in $20 million of higher fuel expense. Additionally, we consumed 38 million more gallons of aircraft fuel, resulting in $122 million of higher fuel expense. Based on our expected fuel volume for 2013, a 10% per gallon increase in the cost of aircraft fuel would increase our annual fuel expense by approximately $190 million.

During 2012, we recorded $10 million in effective fuel hedge gains which offset fuel expense; this compares to $3 million in 2011. Fuel derivatives not qualifying as cash flow hedges in 2012 resulted in approximately $3 million in losses recorded in interest income and other, compared to an insignificant amount in 2011. Accounting ineffectiveness on fuel derivatives classified as cash flow hedges resulted in insignificant losses in 2012 and $2 million in 2011, recorded in interest income and other. We are unable to predict what the amount of ineffectiveness will be related to these instruments, or the potential loss of hedge accounting which is determined on a derivative-by-derivative basis, due to the volatility in the forward markets for these commodities.
Salaries, Wages and Benefits
The increasing tenure of our Crewmembers, rising healthcare costs and efforts to maintain competitiveness in our overall compensation packages are presenting cost pressures. In an attempt to proactively manage future increases in healthcare costs as a result of new healthcare reform legislation and impending tax increases, we comprehensively re-designed our 2013 healthcare plans.
During 2012, the average number of full-time equivalent employees increased by 4% resulting in an increase to salaries, wages and benefits. The average tenure of our Crewmembers increased to 5.6 years as of December 31, 2012 resulting in an increase to average wages and benefits per full-time equivalent employees. As a result of increased wages, our guaranteed 5% retirement contribution, which we refer to as Retirement Plus, to all of our eligible Crewmembers increased by $3 million. Our increased profitability resulted in $3 million of profit sharing expense to be paid to our Crewmembers in March 2013. During 2012, we also introduced a Retirement Advantage program, providing an additional 3% retirement contribution for certain of our FAA-licensed Crewmembers, which resulted in $4 million of increased expense.
Maintenance Materials and Repairs
Maintenance materials and repairs are generally expensed when incurred unless covered by a long-term flight hour services contract. Because the average age of our aircraft of 6.7 years is relatively young, all of our aircraft currently require less maintenance than the fleet of many of our competitors. As our fleet ages, our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our unit costs, as older aircraft require additional, more expensive repairs over time.
In addition to the increase in operating aircraft and the aging of our fleet, several aircraft coming off of warranty contributed to higher maintenance costs in 2012. Additionally, one of our key engine and component repair maintenance providers liquidated during the first quarter of 2012. We believe the overall impact of the liquidation was approximately $10 million in more costly repairs while we found alternative providers. During the third and fourth quarter of 2012, we engaged new maintenance providers to replace the liquidated provider. These new maintenance providers will provide similar services at competitive rates. We are also working on a long-term maintenance agreement for our EMBRAER 190 aircraft components, which are currently not covered under a maintenance agreement. We believe expanding the scope of our maintenance services covered under long-term agreements will help us to better manage and predict maintenance costs over time.
We are continuously exploring opportunities to mitigate and level the increase in maintenance expense, including by improving operational efficiencies. We also continue to work with our various maintenance repair partners and manufacturers; most recently we entered into an agreement to mitigate the risk of cost overruns associated with our EMBRAER 190 heavy maintenance checks. We expect the rate of increase in maintenance expense to lessen in the next few years as the heavy maintenance hurdle from our mid-2000 aircraft deliveries subsides and we benefit from new maintenance agreements for both our A320 and E190 fleets.
Other Operating Expenses
Other operating expenses consist of purchased services (including expenses related to fueling, ground handling, skycap, security and janitorial services), insurance, personnel expenses, cost of goods sold to other airlines by LiveTV, professional fees, passenger refreshments, supplies, bad debts, communication costs and taxes other than payroll and fuel taxes. During 2012, we had several non-recurring items impacting other operating expenses. LiveTV terminated a customer contract resulting in a gain of approximately $8 million. We sold two EMBRAER 190 aircraft and six spare aircraft engines resulting in a gain of approximately $10 million.
Income Taxes
Our effective tax rate was 39% in 2012 compared to 41% in 2011. Our effective tax rate differs from the statutory income tax rate primarily due to state income taxes and the non-deductibility of certain items for tax purposes as well as the relative size of these items to our 2012 pre-tax income of $209 million and our 2011 pre-tax income of $145 million. The rate decrease was attributable to reductions in certain non-deductible items and the relative size of these items to our pre-tax income.

Year 2011 Compared to Year 2010
We reported net income of $86 million in 2011 compared to net income of $97 million in 2010. In 2011, we had operating income of $322 million, a decrease of $11 million over 2010, and an operating margin of 7.1%, down 1.7 points from 2010. Diluted earnings per share were $0.28 for 2011 compared to diluted earnings per share of $0.31 for 2010.
We generated consistent unit revenue growth throughout the year by managing our network and balancing the seasonality created by our highly leisure focused business. We complemented our leisure travel markets with higher yielding business markets and capitalized on key growth regions, primarily Boston and the Caribbean, which resulted in increased capacity.
Our on-time performance, defined by the DOT as arrivals within 14 minutes of schedule, was 73.3% in 2011 compared to 75.7% in 2010. Our on-time performance throughout the year and on a year-over-year basis remained challenged by our significant operations in the northeast United States.

2011 vs 2010 Highlights

•
During the first quarter of 2011, the winter storm season was extremely severe. The operational impact of the severe storm season pressured our CASM, excluding fuel, and negatively impacted our completion factor.

•
During the third quarter of 2011, Hurricane Irene severely impacted our operations as its path travelled directly through the core of our network. Flights were suspended in New York and Boston, resulting in approximately 1400 cancellations over a three day period.

•	Operating capacity increased approximately 7% to 37.23 billion available seat miles in 2011.

•	Average fares for the year increased 10% over 2010 to $155, which also resulted in an increase of $14 million in associated credit card fees.

•	Operating expenses per available seat mile increased 13% to 11.23 cents. Excluding fuel, our cost per available seat mile increased 0.9% in 2011.

•	Invested in five new owned EMBRAER 190 aircraft and four new owned Airbus A320 aircraft, all of which were debt financed.

•	Opened seven new cities in 2011. Total departures increased 8%.

•	Extended the leases on four aircraft during 2011 at lower rates.

•	The average age of our fleet increased to 6.1 years, and as of December 31, 2011, our oldest operating aircraft had an age of 12.1 years.

•	In 2010, we had several items impacting other operating expenses which did not recur in 2011.

◦	We incurred approximately $13 million in one-time implementation expenses related to our new customer service system.

◦	We recorded a $6 million one-time impairment expense related to the intangible assets and other costs associated with developing an air to ground connectivity capability.

◦	We paid a $5 million rescheduling fee in connection with the deferral of aircraft.

•	Early extinguishment of $39 million par value of our 6.75% Series A convertible debt due 2039 resulted in $6 million in losses recorded in interest income and other.

Operating Revenues

(Revenues in millions)			Year-over-Year Change
	2011	2010	$	%
Passenger Revenue	4,080	3,412	668	19.6
Other Revenue	424	367	57	15.3
Operating Revenues	4,504	3,779	725	19.2

Average Fare	154.74	140.69	14.05	10.0
Yield per passenger mile (cents)	13.29	12.07	1.22	10.2
Passenger revenue per ASM (cents)	10.96	9.82	1.14	11.6
Operating revenue per ASM (cents)	12.10	10.88	1.22	11.2
Average stage length (miles)	1,091	1,100	(9)	(0.8)
Revenue passengers (thousands)	26,370	24,254	2.116	8.7
Revenue passenger miles (millions)	30,698	28,279	2,419	8.6
Available Seat Miles (ASMs)	37,232	34,744	2,488	7.2
Load Factor	82.4%	81.4%		1.0	pts

Passenger revenues increased 20% mainly attributable to the capacity increase along with the increase in yield. Revenue from our Even More Space seats increased $36 million as a result of increased capacity and revised pricing.
Other revenue increased 15% as a result of a $17 million increase in marketing related revenues as well as an $18 million increase in revenues from certain passenger related fees such as change fees and excess baggage. LiveTV third party revenues increased approximately $14 million.
Operating Expenses

(dollars in millions)			Year-over-Year Change		per ASM
	2011	2010	$	%	2011	2010	% Change
Aircraft fuel and related taxes	$1,664	$1,115	$549	49.2	4.47	3.21	39.2
Salaries, wages and benefits	947	891	56	6.2	2.54	2.57	(0.9)
Landing fees and other rents	245	228	17	7.9	0.66	0.65	0.7
Depreciation and amortization	233	220	13	6.3	0.63	0.63	(0.8)
Aircraft rent	135	126	9	7.1	0.36	0.36	—
Sales and marketing	199	179	20	10.9	0.53	0.52	3.5
Maintenance materials and repairs	227	172	55	32.1	0.61	0.50	23.3
Other operating expenses	532	515	17	3.4	1.43	1.48	(3.5)
Total operating expenses	$4,182	$3,446	$736	21.4	11.23	9.92	13.3

Aircraft Fuel and Hedging
Aircraft fuel expense increased 49%, and represented approximately 40% of our total operating expenses. Average fuel cost per gallon increased 38% to $3.17 compared to $2.29 in 2010, resulting in $461 million of higher fuel expense. Additionally, we consumed 39 million more gallons of aircraft fuel, resulting in $88 million of higher fuel expense.
We hedged approximately 43% of our total 2011 fuel consumption. We recorded $3 million in effective fuel hedge gains, which offset fuel expense, versus $3 million in effective fuel hedge losses during 2010, which were an increase to fuel expense. Accounting ineffectiveness on fuel derivatives classified as cash flow hedges resulted in losses of $2 million in each of 2011 and 2010, recorded in interest income and other. We are unable to predict what the amount of ineffectiveness will be related to these instruments, or the potential loss of hedge accounting which is determined on a derivative-by-derivative basis, due to the volatility in the forward markets for these commodities.
Salaries, Wages and Benefits
The increase in salaries, wages and benefits was primarily due to a 5% increase in the number of average number of full-time equivalent employees needed to support our profitable growth plans. The increasing seniority levels of our Crewmembers combined with pay and benefit increases also contributed to higher expense.
Maintenance Materials and Repairs
Maintenance expense represented a significant cost challenge in 2011, increasing $55 million. In addition to the additional operating aircraft and the aging of our fleet, several aircraft coming off of warranty contributed to higher maintenance costs. Maintenance expense is expected to increase significantly as our fleet ages, as older aircraft need additional, more expensive repairs over time.
Income Taxes
Our effective tax rate was 41% in 2011 compared to 40% in 2010. Our effective tax rate differs from the statutory income tax rate primarily due to state income taxes, the change in valuation allowance and the non-deductibility of certain items for tax purposes and the relative size of these items to our 2011 pre-tax income of $145 million and our 2010 pre-tax income of $161 million. The rate increase was due to a reduction in the valuation allowance attributable to state net operating loss carryforwards in 2010.

Costs per Available Seat Mile (Non-GAAP)
Our costs per available seat mile, or CASM, a common metric used in the airline industry, are summarized in the table below. We have listed separately our fuel costs and profit sharing expense. While these amounts are included in CASM, we believe excluding fuel costs, which are subject to many economic and political factors beyond our control, as well as profit sharing, which is sensitive to volatility in earnings, from this metric is useful to management and investors. We believe this non-GAAP measure is more indicative of our ability to manage our costs and provides a meaningful comparison of our results to the airline industry and our prior year results. Investors should consider this non-GAAP financial measure in addition to, and not as a substitute for, our financial performance measures prepared in accordance with GAAP.

Reconciliation of Operating expense per ASM, excluding fuel and profit sharing
(in millions, except per ASM data in cents)
	2012		2011		Per ASM Year-over-Year Change
	$	per ASM	$	per ASM	%
Total operating expenses	$4,606	11.49	$4,182	11.23	2.3%
Less: Aircraft fuel and related taxes	1,806	4.50	1,664	4.47	0.9
Operating expenses, excluding fuel	2,800	6.99	2,518	6.76	3.3
Less: Profit sharing	3	0.01	—	—	—
Operating expense, excluding fuel & profit sharing	$2,797	6.98	$2,518	6.76	3.2

Quarterly Results of Operations
The following table sets forth selected financial data and operating statistics for the four quarters ended December 31, 2012. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10-K.

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Statements of Operations Data (dollars in millions)
Operating revenues	$1,203	$1,277	$1,308	$1,194
Operating expenses:
Aircraft fuel and related taxes	433	450	481	442
Salaries, wages and benefits	255	265	262	262
Landing fees and other rents	66	72	73	66
Depreciation and amortization	61	63	66	68
Aircraft rent	33	33	32	32
Sales and marketing	47	54	51	52
Maintenance materials and repairs	88	85	85	80
Other operating expenses (1)	131	125	145	148
Total operating expenses	1,114	1,147	1,195	1,150
Operating income (2)	89	130	113	44
Other income (expense) (3)	(40)	(44)	(40)	(43)
Income before income taxes	49	86	73	1
Income tax expense	19	34	28	—
Net income	$30	$52	$45	$1
Operating margin	7.4%	10.2%	8.6%	3.7%
Pre-tax margin	4.0%	6.7%	5.6%	0.1%

Operating Statistics:
Revenue passengers (thousands)	6,853	7,338	7,747	7,018
Revenue passenger miles (millions)	7,908	8,497	9,075	8,083
Available seat miles ASM (millions)	9,536	9,961	10,704	9,874
Load factor	82.9%	85.3%	84.8%	81.9%
Aircraft utilization (hours per day)	11.6	11.8	12.4	11.3
Average fare	$159.93	$159.58	$154.04	$155.17
Yield per passenger mile (cents)	13.86	13.78	13.15	13.47
Passenger revenue per ASM (cents)	11.49	11.76	11.15	11.03
Operating revenue per ASM (cents)	12.62	12.82	12.21	12.09
Operating expense per ASM (cents)	11.69	11.51	11.16	11.65
Operating expense per ASM, excluding fuel (cents)	7.15	6.99	6.67	7.17
Operating expense per ASM, excluding fuel and profit sharing (cents)	7.15	6.92	6.63	7.26
Airline operating expense per ASM (cents) (4)	11.59	11.35	10.99	11.47
Departures	63,546	66,067	69,925	65,062
Average stage length (miles)	1,077	1,081	1,094	1,089
Average number of operating aircraft during period	170.3	172.4	175.0	177.8
Average fuel cost per gallon, including fuel taxes	$3.25	$3.22	$3.17	$3.20
Fuel gallons consumed (millions)	133	140	152	138
Full-time equivalent employees at period end (4)	11,965	12,308	11,797	12,070

(1)
During the first quarter of 2012, LiveTV recorded a gain of approximately $8 million related to the termination of a customer contract. During the second quarter of 2012, we recorded net gains of approximately $10 million related to the sale of two EMBRAER 190 aircraft and six spare aircraft engines.

(2)	During the fourth quarter of 2012, operating income was negatively impacted by approximately $30 million as a result of Hurricane Sandy.

(3)	During the second and fourth quarters of 2012, we recorded $2 million in gains and $3 million in losses, respectively, related to the early extinguishment of a portion of our long-term debt.

(4)	Excludes results of operations and employees of LiveTV, LLC, which are unrelated to our airline operations and are immaterial to our consolidated operating results.
Although we experienced significant revenue growth in 2012, this trend may not continue. We expect our expenses to continue to increase significantly as we acquire additional aircraft, as our fleet ages and as we expand the frequency of flights in existing markets and enter into new markets. Accordingly, the comparison of the financial data for the quarterly periods presented may not be meaningful. In addition, we expect our operating results to fluctuate significantly from quarter-to-quarter in the future as a result of various factors, many of which are outside our control. Consequently, we believe quarter-to-quarter comparisons of our operating results may not necessarily be meaningful and you should not rely on our results for any one quarter as an indication of our future performance.

Network Concentrations and Seasonality
We have historically been a highly leisure-focused airline subject to seasonality in our business. Our focus in recent years has been to increase our mix of business customers, particularly in Boston, to lessen the seasonality impact on our business. Additionally, we believe VFR markets complement our leisure-driven markets from both a seasonal and day of week perspective. The highest levels of traffic and revenue on our routes along the East Coast are generally realized from October through April and on our routes to and from the western United States in the summer. Many of our areas of operations in the Northeast experience poor weather conditions in the winter, causing increased costs associated with de-icing aircraft, cancelled flights and accommodating displaced customers. Many of our Florida and Caribbean routes experience bad weather conditions in the summer and fall due to thunderstorms and hurricanes. As we enter new markets we could be subject to additional seasonal variations along with competitive responses to our entry by other airlines. Given our high proportion of fixed costs, this seasonality may cause our results of operations to vary from quarter to quarter. As such, we remain focused on trying to reduce the seasonal impact of our operations and increase demand and travel during the trough periods.

LIQUIDITY AND CAPITAL RESOURCES
The airline business is capital intensive. Our ability to successfully execute our profitable growth plans is largely dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business depends on maintaining sufficient liquidity. We believe we have adequate resources from a combination of cash and cash equivalents and investment securities on hand and two available lines of credit. Additionally, as of December 31, 2012, we had 11 unencumbered A320 aircraft and nine unencumbered spare engines which we believe could be an additional source of liquidity, if necessary.
We believe a healthy cash balance is crucial to our ability to weather any part of the economic cycle while continuing to execute on our plans for profitable growth and increased returns. Our goal is to continue to be diligent with our liquidity, maintaining financial flexibility and allowing for prudent capital spending, which in turn we expect to lead to improved returns for our shareholders. As of December 31, 2012 our cash balance declined as compared to a year ago. The current environment of strong industry fundamentals and low interest rates enabled us to adopt a more reasonable cash balance as compared to prior years (as measured by a percentage of trailing twelve months revenue). We believe our current level of cash of approximately 15% of trailing twelve months revenue, combined with our available lines of credit and portfolio of unencumbered assets provides us with a strong liquidity position and the potential for higher returns on cash deployment. We believe we have taken several important actions during 2012 in solidifying our strong balance sheet and overall liquidity position, including:

•	Increased our available lines of credit up to $325 million as of December 31, 2012.

•	Prepaid approximately $220 million in high cost debt, which will result in an annual interest expense savings of approximately $10 million.

•	Increased the number of unencumbered aircraft from one as of December 31, 2011 to 11 as of December 31, 2012.

•	Reduced our overall debt balance by $285 million while increasing our total property and equipment by $483 million during 2012.

•	Prepaid $200 million for certain 2013 deliveries and deposits on future aircraft deliveries in exchange for favorable pricing terms.

Return on Invested Capital
Return on invested capital, or ROIC, is an important financial metric which we believe provides meaningful information as to how well we generate returns relative to the capital invested in our business. During 2012, we improved our ROIC by nearly one percentage point to 4.8%. We are committed to taking appropriate actions which will allow us to continue to improve ROIC while adding capacity and continuing to grow. We believe this non-GAAP measure provides a meaningful comparison of our results to the airline industry and our prior year results. Investors should consider this non-GAAP financial measure in addition to, and not as a substitute for, our financial performance measures prepared in accordance with GAAP.

Reconciliation of Return on Invested Capital (Non-GAAP)
(in millions, except as otherwise noted)
	Twelve Months Ended December 31,
	2012	2011
Numerator
Operating Income	$376	$322
Add: Interest income and other	1	(3)
Add: Interest component of capitalized aircraft rent (a)	68	71
Subtotal	445	390
Less: Income tax expense impact	172	153
Operating Income After Tax, Adjusted	$273	$237

Denominator
Average Stockholders' equity	$1,822	$1,705
Average total debt	2,994	3,085
Capitalized aircraft rent (a)	913	947
Invested Capital	$5,729	$5,737

Return on Invested Capital	4.8%	4.1%

(a) Capitalized Aircraft Rent
Aircraft rent, as reported	$130	$135
Capitalized aircraft rent (7 * Aircraft rent)	913	947
Interest component of capitalized aircraft rent (Imputed interest at 7.5%)	68	71

Analysis of Cash Flows
Operating Activities
At December 31, 2012, we had cash and cash equivalents of $182 million and short-term investments of $549 million, as compared to cash and cash equivalents of $673 million and short-term investments of $553 million at December 31, 2011. We also had $136 million of long-term investments at December 31, 2012 compared to $38 million at December 31, 2011. Cash flows provided by operating activities totaled $698 million in 2012 compared to $614 million in 2011 and $523 million in 2010. The $84 million increase in cash flows from operations in 2012 compared to 2011 was primarily as a result of the 8% increase in capacity and 2% increase in average fares, offset by a 1% higher price of fuel. The $91 million increase in cash flows from operations in 2011 compared to 2010 was primarily as a result of the 10% increase in average fares and 7% increase in capacity, offset by 38% higher price of fuel. As of December 31, 2012, our unrestricted cash, cash equivalents and short-term investments as a percentage of trailing twelve months revenue was approximately 15%. We rely primarily on cash flows from operations to provide working capital for current and future operations.
Investing Activities
During 2012, capital expenditures related to our purchase of flight equipment included (1) $344 million for seven Airbus A320 aircraft, four EMBRAER 190 aircraft and five spare engines, (2) $283 million for flight equipment deposits, which includes a $200 million prepayment in exchange for favorable pricing terms and (3) $32 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases, facilities improvements and LiveTV inflight-entertainment equipment inventory were $166 million, which includes the final $32 million for the 16 slots we purchased at LaGuardia International Airport and Ronald Reagan International Airport in 2011 and $17 million for T5i, which was paid for using cash from operations. The receipt of $46 million in proceeds from the sale of two EMBRAER 190 aircraft and six spare engines is included in investing activities. Investing activities also include the net purchase of $104 million in investment securities.
During 2011, capital expenditures related to our purchase of flight equipment included $318 million for four Airbus A320 aircraft, five EMBRAER 190 aircraft and nine spare engines, $44 million for flight equipment deposits and $27 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases, facilities improvements and LiveTV inventory, were $135 million, which includes $40 million for the 16 slots we purchased at LaGuardia International Airport and Ronald Reagan International Airport. Investing activities in 2011 also included the net proceeds from the sale and maturities of $24 million in investment securities.
We currently anticipate 2013 capital expenditures for facility improvements, spare parts and ground purchases to be approximately $245 million, including approximately $80 million for our investment at T5i.
Financing Activities
Financing activities during 2012 consisted of (1) scheduled maturities of $198 million of debt and capital lease obligations, (2) the pre-payment of $185 million in high-cost debt secured by seven Airbus A320 aircraft, (3) the repayment of $35 million of debt related to two EMBRAER 190 aircraft which were sold in 2012, (4) proceeds of $215 million in non-public floating rate aircraft-related financing secured by four Airbus A320 aircraft and four EMBRAER 190 aircraft, (5) the net repayment of $88 million under our available lines of credit, (6) the repayment of $12 million in principal related to our construction obligation for Terminal 5 and (7) the acquisition of 4.8 million treasury shares for $26 million primarily related to our share repurchase program and the withholding of taxes upon the vesting of restricted stock units.
Financing activities during 2011 consisted primarily of (1) the early extinguishment of $39 million principal of our 6.75% Series A convertible debentures due 2039 for $45 million, (2) scheduled maturities of $188 million of debt and capital lease obligations, (3) the early payment of $3 million on our spare parts pass-through certificates, (4) proceeds of $121 million in fixed rate and $124 million in non-public floating rate aircraft-related financing secured by four Airbus A320 aircraft and five EMBRAER 190 aircraft, (5) the net borrowings of $88 million under our available line of credit, (6) the repayment of $10 million in principal related to our construction obligation for Terminal 5 and (7) the acquisition of $4 million in treasury shares related to the withholding of taxes, upon the vesting of restricted stock units.
In November 2012, we filed an automatic shelf registration statement with the SEC. Under this universal shelf registration statement, we have the capacity to offer and sell from time to time debt securities, pass-through certificates, common stock, preferred stock and/or other securities. The net proceeds of any securities we sell under this registration statement may be used to fund working capital and capital expenditures, including the purchase of aircraft and construction of facilities on or near airports. Through December 31, 2012, we had not issued any securities under this registration statement. At this time, we have no plans to sell any such securities under this registration statement. We may utilize this universal shelf in the future to raise capital to fund the continued development of our products and services, the commercialization of our products and services or for other general corporate purposes.
None of our lenders or lessors are affiliated with us.
Capital Resources
We have been able to generate sufficient funds from operations to meet our working capital requirements. Approximately 70% of our property and equipment is encumbered, excluding 11 Airbus A320 aircraft and nine spare engines which we own free and clear. We have historically financed our aircraft through either secured debt or lease financing. At December 31, 2012, we operated a fleet of 180 aircraft, of which 60 were financed under operating leases, four were financed under capital leases and all but 11 of the remaining 116 were financed by private and public secured debt. As noted above, we pre-paid some of 2013 aircraft deliveries. We have committed financing for two EMBRAER 190 aircraft scheduled for delivery in 2013. We plan to opportunistically finance the remaining 2013 scheduled deliveries at favorable borrowing terms relative to our weighted average cost of debt. Although we believe debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot give assurance we will be able to secure financing on terms attractive to us, if at all. While these financings may or may not result in an increase in liabilities on our balance sheet, our fixed costs will increase significantly regardless of the financing method ultimately chosen. To the extent we cannot secure financing, we may be required to pay in cash, further modify our aircraft acquisition plans or incur higher than anticipated financing costs.
Working Capital
We had working capital deficit of $508 million at December 31, 2012 compared to working capital of $216 million at December 31, 2011. Working capital deficits can be customary in the airline industry since air traffic liability is classified as a current liability. The significant decrease in our working capital is primarily attributable to approximately $220 million in debt prepayments made during 2012 and the $200 million prepayment for future aircraft deliveries. Our working capital includes the fair value of our short-term fuel hedge derivatives, which was a net liability of $1 million and $4 million at December 31, 2012 and 2011, respectively.
Also contributing to our working capital deficit as of December 31, 2012 is $136 million in marketable investment securities classified as long-term assets, including $57 million related to a deposit made to lower the interest rate on the debt secured by two aircraft. These funds on deposit are readily available to us; however, if we were to draw upon this deposit, the interest rates on the debt would revert to the higher rates in effect prior to the re-financing.
We have a corporate purchasing line with American Express allowing us to borrow up to a maximum of $125 million for the purchase of jet fuel. Borrowings, which are to be paid monthly, are subject to a 6.9% annual interest rate subject to certain limitations. This borrowing facility will terminate no later than January 5, 2015. During 2012, we had borrowed up to $125 million on this corporate purchasing line, all of which was fully repaid, leaving the line undrawn as of December 31, 2012. In July 2012, we entered into a revolving line of credit with Morgan Stanley for up to $100 million, and increased the line of credit for up to $200 million in December 2012. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the borrowing amount may vary accordingly. This line of credit bears interest at a floating rate of interest based upon LIBOR plus 100 basis points. During 2012, we had borrowed up to the maximum $200 million, all of which was fully repaid, leaving the line undrawn as of December 31, 2012.
We expect to meet our obligations as they become due through available cash, investment securities and internally generated funds, supplemented as necessary by financing activities, as they may be available to us. We expect to generate positive working capital through our operations. However, we cannot predict what the effect on our business might be from the extremely competitive environment we are operating in or from events beyond our control, such as volatile fuel prices, economic conditions, weather-related disruptions, the impact of airline bankruptcies, restructurings or consolidations, U.S. military actions or acts of terrorism. We believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.
Debt and Capital Leases
Our scheduled debt maturities are expected to increase over the next five years, with a scheduled peak in 2014 of nearly $600 million. Our scheduled debt maturities in 2013 include final mortgage payments on six Airbus A320 aircraft, which will further increase our portfolio of unencumbered assets. As part of our efforts to effectively manage our balance sheet and improve ROIC, we expect to continue to actively manage our debt balances. Our approach to debt management includes managing the mix of fixed vs. floating rate debt, managing the annual maturities of debt, and managing the weighted average cost of debt. Further, we intend to continue to opportunistically pre-purchase outstanding debt when market conditions and terms are favorable. Additionally, our unencumbered assets, including 11 A320 aircraft, allows us some flexibility in managing our cost of debt and capital requirements.

Contractual Obligations
Our noncancelable contractual obligations at December 31, 2012 include (in millions):

	Payments due in
	Total	2013	2014	2015	2016	2017	Thereafter
Long-term debt and capital lease obligations (1)	$3,450	$509	$673	$342	$527	$236	$1,163
Lease commitments	1,492	198	194	191	125	111	673
Flight equipment obligations	5,005	360	525	745	765	575	2,035
Financing obligations and other (2)	2,915	399	331	306	293	306	1,280
Total	$12,862	$1,466	$1,723	$1,584	$1,710	$1,228	$5,151

(1)	Includes actual interest and estimated interest for floating-rate debt based on December 31, 2012 rates.

(2)	Amounts include noncancelable commitments for the purchase of goods and services.
The interest rates are fixed for $1.72 billion of our debt and capital lease obligations, with the remaining $1.13 billion having floating interest rates. The floating interest rates adjust quarterly or semi-annually based on the London Interbank Offered Rate, or LIBOR. The weighted average maturity of all of our debt was 6 years at December 31, 2012. We are subject to certain financial ratios for our unsecured line of credit issued in September 2011, including a requirement to maintain certain cash and short-term investment levels and a minimum earnings before income taxes, interest, depreciation and amortization, or EBITDA margin, as well as customary events of default. We are subject to certain collateral ratio requirements in our spare parts pass-through certificates and spare engine financing issued in November 2006 and December 2007, respectively. If we fail to maintain these collateral ratios, we are required to provide additional collateral or redeem some or all of the equipment notes so the ratios return to compliance. As a result of lower spare parts inventory balances and the associated reduced third party valuation of these parts, we pledged as collateral a previously unencumbered spare engine with a carrying value of approximately $7 million during the second quarter of 2011. During the third quarter of 2011, we did not meet the minimum ratios on our spare parts pass-through certificates due to the reduced third party valuation of these parts. In order to maintain the ratios, we elected to redeem $3 million of the equipment notes in November 2011. At December 31, 2012, we were in compliance with all covenants of our debt and lease agreements and 70% of our owned property and equipment were pledged as security under various loan agreements.
We have operating lease obligations for 60 aircraft with lease terms that expire between 2014 and 2026. Five of these leases have variable-rate rent payments that adjust semi-annually based on LIBOR. We also lease airport terminal space and other airport facilities in each of our markets, as well as office space and other equipment. We have approximately $30 million of restricted assets pledged under standby letters of credit related to certain of our leases which will expire at the end of the related leases.
Our firm aircraft orders at December 31, 2012 consisted of 14 Airbus A320 aircraft, 30 Airbus A321 aircraft, 40 Airbus A320 neo aircraft and 31 EMBRAER 190 aircraft scheduled for delivery as follows 14 in 2013, 10 in 2014, 17 in 2015, 18 in 2016, 13 in 2017, 13 in 2018, 10 in 2019, 10 in 2020 and 10 in 2021. We expect to meet our predelivery deposit requirements for our aircraft by paying cash or by using short-term borrowing facilities for deposits required six to 24 months prior to delivery. Any predelivery deposits paid by the issuance of notes are fully repaid at the time of delivery of the related aircraft.
Our aircraft orders reflect contract modifications entered in 2012. In July 2012, we amended our EMBRAER purchase agreement accelerating the delivery of one aircraft to 2013 which was previously scheduled for delivery in 2014. Additionally, we extended the date by which we may elect not to further amend our purchase agreement to order a new EMBRAER 190 variant, if developed, to July 31, 2013. If the new variant is not elected, seven EMBRAER 190 aircraft we previously deferred may either be returned to their original delivery dates in 2013 and 2014 or canceled and subject to cancellation fees. In December 2012, we further amended this agreement effectively accelerating the delivery of four aircraft from 2018 to 2013.
In October 2008, we began operating out of our new Terminal 5 at JFK, or Terminal 5, which we had been constructing since November 2005. The construction and operation of this facility is governed by a lease agreement we entered into with the PANYNJ in 2005. We are responsible for making various payments under the lease, including ground rents for the terminal site which began on lease execution in 2005 and facility rents commenced in October 2008 upon our occupancy of the terminal. The facility rents are based on the number of passengers enplaned out of the terminal, subject to annual minimums. The PANYNJ has reimbursed us for costs of this project in accordance with the terms of the lease, except for approximately $76 million in leasehold improvements provided by us. For financial reporting purposes, this project is being accounted for as a financing obligation, with the constructed asset and related liability being reflected on our balance sheets. Minimum ground and facility rents for this terminal totaling $1.12 billion are included in the commitments table above as lease commitments and financing obligations.
Our commitments also include those of LiveTV, which has several noncancelable long-term purchase agreements with various suppliers to provide equipment to be installed on its customers’ aircraft, including JetBlue’s aircraft.
We enter into individual employment agreements with each of our FAA-licensed Crewmembers as well as inspectors and air traffic controllers. Each employment agreement is for a term of five years and automatically renews for an additional five-year term unless the Crewmember is terminated for cause or the Crewmember elects not to renew it. Pursuant to these agreements, these Crewmembers can only be terminated for cause. In the event of a downturn in our business requiring a reduction in flying and related work hours, we are obligated to pay these Crewmembers a guaranteed level of income and to continue their benefits. As we are not currently obligated to pay this guaranteed income and benefits, no amounts related to these guarantees are included in the table above.

Off-Balance Sheet Arrangements
None of our operating lease obligations are reflected on our balance sheet. Although some of our aircraft lease arrangements are with variable interest entities, as defined by the Consolidations topic of the Financial Accounting Standards Board’s, or FASB, Accounting Standards Codification™, or Codification, none of them require consolidation in our financial statements. The decision to finance these aircraft through operating leases rather than through debt was based on an analysis of the cash flows and tax consequences of each financing alternative and a consideration of liquidity implications. We are responsible for all maintenance, insurance and other costs associated with operating these aircraft; however, we have not made any residual value or other guarantees to our lessors.

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
Frequent flyer accounting.   We utilize a number of estimates in accounting for our TrueBlue customer loyalty program, or TrueBlue. We record a liability, which was $10 million and $9 million as of December 31, 2012 and 2011, respectively, for the estimated incremental cost of outstanding points earned from JetBlue purchases that we expect to be redeemed. The estimated cost includes incremental fuel, insurance, passenger food and supplies, and reservation costs. We adjust this liability, which is included in air traffic liability, based on points earned and redeemed, changes in the estimated incremental costs associated with providing travel and changes in the TrueBlue program. In November 2009, we launched an improved version of TrueBlue, which allows customers to earn points based on the value paid for a trip rather than the length of the trip. In addition, unlike our original program, the improved version does not result in the automatic generation of a travel award once minimum award levels are reached, but instead the points are maintained in the account until used by the member or until they expire 12 months after the last account activity. As a result of these changes, breakage, or the points that ultimately expire unused, has been substantially reduced. Periodically, we evaluate our assumptions for appropriateness, including comparison of the cost estimates to actual costs incurred as well as the expiration and redemption assumptions to actual experience. Changes in the minimum award levels or in the lives of the awards would also require us to reevaluate the liability, potentially resulting in a significant impact in the year of change as well as in future years.
Points in TrueBlue can also be sold to participating companies, including credit card and car rental companies. These sales are accounted for as multiple-element arrangements, with one element representing the fair value of the travel that will ultimately be provided when the points are redeemed and the other consisting of marketing related activities that we conduct with the participating company. The fair value of the transportation portion of these point sales is deferred and recognized as passenger revenue when transportation is provided. The marketing portion, which is the excess of the total sales proceeds over the estimated fair value of the transportation to be provided, is recognized in other revenue when the points are sold. Deferred revenue for points sold and not redeemed is recognized as revenue when the underlying points expire. Deferred revenue was $101 million and $84 million at December 31, 2012 and 2011, respectively.
The terms of expiration of all points under our original loyalty program were modified with the launch of a new version of TrueBlue in 2009. We recorded $5 million and $3 million in revenue for point expirations in 2012 and 2011, respectively.
Our co-branded credit card agreement, under which we sell TrueBlue points as described above, provided for a minimum cash payment guarantee, which was paid to us throughout the life of the agreement if specified point sales and other ancillary activity payments were not achieved and was subject to refund in the event that cash payments exceeded future minimums through April 2011. We recorded revenue related to this guarantee when the likelihood of us providing any future service was remote. We recognized approximately $5 million related to this guarantee in 2010 and the balance of this guarantee of approximately $10 million in 2011.
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
Derivative instruments used for aircraft fuel.    We utilize financial derivative instruments to manage the risk of changing aircraft fuel prices. We do not purchase or hold any derivative instrument for trading purposes. At December 31, 2012, we had a net $1 million liability related to the net fair value of these derivative instruments; the majority of which are not traded on a public exchange. Fair values are determined using commodity prices provided to us by independent third parties. When possible, we designate these instruments as cash flow hedges for accounting purposes, as defined by the Derivatives and Hedging topic of the Codification which permits the deferral of the effective portions of gains or losses until contract settlement.
The Derivatives and Hedging topic is a complex accounting standard and requires that we develop and maintain a significant amount of documentation related to (1) our fuel hedging program and fuel management approach, (2) statistical analysis supporting a highly correlated relationship between the underlying commodity in the derivative financial instrument and the risk being hedged (i.e. aircraft fuel) on both a historical and prospective basis and (3) cash flow designation for each hedging transaction executed, to be developed concurrently with the hedging transaction. This documentation requires we estimate forward aircraft fuel prices since there is no reliable forward market for aircraft fuel. These prices are developed through the observation of similar commodity futures prices, such as crude oil and/or heating oil, and adjusted based on variations to those like commodities. Historically, our hedges have settled within 24 months; therefore, the deferred gains and losses have been recognized into earnings over a relatively short period of time.

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

Aircraft fuel.    Our results of operations are affected by changes in the price and availability of aircraft fuel. To manage the price risk, we use crude or heating oil option contracts or jet fuel swap agreements. Market risk is estimated as a hypothetical 10% increase in the December 31, 2012 cost per gallon of fuel. Based on projected 2013 fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $190 million in 2013, compared to an estimated $175 million for 2012 measured as of December 31, 2011. As of December 31, 2012, we had hedged approximately 5% of our projected 2013 fuel requirements. All hedge contracts existing at December 31, 2012 settle by September 31, 2013.
The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts.
Interest.    Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $1.72 billion of our debt and capital lease obligations, with the remaining $1.13 billion having floating interest rates. If interest rates were, on average, 100 basis points higher in 2013 than they were during 2012, our interest expense would increase by approximately $15 million. This is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
If interest rates average 10% lower in 2013 than they did during 2012, our interest income from cash and investment balances would remain relatively constant, similar to the relative constant level of interest income for 2012 measured as of December 31, 2011. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents and investment securities balances at December 31, 2012 and 2011.
Fixed Rate Debt.    On December 31, 2012, our $285 million aggregate principal amount of convertible debt had a total estimated fair value of $398 million, based on quoted market prices. If there were a 10% increase in stock prices, the fair value of this debt would have been $428 million as of December 31, 2012.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$182	$673
Investment securities	549	553
Receivables, less allowance (2012-$7; 2011-$8)	106	101
Inventories, less allowance (2012-$5; 2011-$4)	36	50
Prepaid expenses	119	147
Other	1	5
Deferred income taxes	107	99
Total current assets	1,100	1,628
PROPERTY AND EQUIPMENT
Flight equipment	5,168	4,719
Predelivery deposits for flight equipment	338	154
	5,506	4,873
Less accumulated depreciation	995	827
	4,511	4,046
Other property and equipment	585	531
Less accumulated depreciation	221	207
	364	324
Assets constructed for others	561	561
Less accumulated amortization	93	71
	468	490
Total property and equipment	5,343	4,860
OTHER ASSETS
Investment securities	136	38
Restricted cash	51	67
Other	440	478
Total other assets	627	583
TOTAL ASSETS	$7,070	$7,071

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31,
	2012	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$153	$148
Air traffic liability	693	627
Accrued salaries, wages and benefits	172	152
Other accrued liabilities	196	199
Short-term borrowings	—	88
Current maturities of long-term debt and capital leases	394	198
Total current liabilities	1,608	1,412

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	2,457	2,850

CONSTRUCTION OBLIGATION	514	526

DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	481	392
Other	122	134
	603	526

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900,000,000 shares authorized, 330,589,532 and 326,589,018 shares issued and 281,007,806 and 281,777,919 shares outstanding at December 31, 2012 and 2011, respectively	3	3
Treasury stock, at cost; 49,581,726 and 44,811,710 shares at December 31, 2012 and 2011, respectively	(35)	(8)
Additional paid-in capital	1,495	1,472
Retained earnings	433	305
Accumulated other comprehensive loss	(8)	(15)
Total stockholders’ equity	1,888	1,757
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,070	$7,071

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
OPERATING REVENUES
Passenger	$4,550	$4,080	$3,412
Other	432	424	367
Total operating revenues	4,982	4,504	3,779

OPERATING EXPENSES
Aircraft fuel and related taxes	1,806	1,664	1,115
Salaries, wages and benefits	1,044	947	891
Landing fees and other rents	277	245	228
Depreciation and amortization	258	233	220
Aircraft rent	130	135	126
Sales and marketing	204	199	179
Maintenance materials and repairs	338	227	172
Other operating expenses	549	532	515
Total operating expenses	4,606	4,182	3,446

OPERATING INCOME	376	322	333

OTHER INCOME (EXPENSE)
Interest expense	(176)	(179)	(180)
Capitalized interest	8	5	4
Interest income and other	1	(3)	4
Total other income (expense)	(167)	(177)	(172)

INCOME BEFORE INCOME TAXES	209	145	161
Income tax expense	81	59	64

NET INCOME	$128	$86	$97

EARNINGS PER COMMON SHARE:
Basic	$0.45	$0.31	$0.36
Diluted	$0.40	$0.28	$0.31

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2012	2011	2010
NET INCOME	$128	$86	$97
Changes in fair value of derivative instruments, net of reclassifications into earnings (net of $5, $4, and $7 of taxes in 2012, 2011 and 2010, respectively)	7	(5)	(11)
Total other comprehensive income (loss)	7	(5)	(11)
COMPREHENSIVE INCOME	$135	$81	$86

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$128	$86	$97
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	76	58	62
Depreciation	230	213	194
Amortization	39	34	36
Stock-based compensation	13	13	17
(Gains) losses on sale of assets, debt extinguishment, and customer contract termination	(17)	6	—
Collateral (paid) returned for derivative instruments	8	10	(13)
Restricted cash refunded by business partners	—	—	5
Changes in certain operating assets and liabilities:
Decrease (increase) in receivables	1	(10)	(4)
Decrease (increase) in inventories, prepaid and other	38	4	(4)
Increase in air traffic liability	66	113	70
Increase in accounts payable and other accrued liabilities	92	26	27
Other, net	24	61	36
Net cash provided by operating activities	698	614	523
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(542)	(480)	(249)
Predelivery deposits for flight equipment	(284)	(45)	(50)
Refund of predelivery deposits for flight equipment	1	1	—
Proceeds from the sale of assets	46	—	—
Assets constructed for others	(2)	(3)	(14)
Purchase of held-to-maturity investments	(444)	(450)	(866)
Proceeds from maturities of held-to-maturity investments	434	573	414
Purchase of available-for-sale securities	(532)	(602)	(1,069)
Sale of available-for-sale securities	438	503	1,052
Sale of auction rate securities, or ARS	—	—	85
Net return of security deposits	18	1	1
Net cash used in investing activities	(867)	(502)	(696)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	9	10	9
Issuance of long-term debt	215	245	116
Short-term borrowings	375	128	—
Borrowings collateralized by ARS	—	—	20
Construction obligation	—	6	15
Repayment of:
Long-term debt and capital lease obligations	(418)	(238)	(333)
Short-term borrowings	(463)	(40)	—
Borrowings collateralized by ARS	—	—	(76)
Construction obligation	(12)	(10)	(5)
Other, net	(28)	(5)	(4)
Net cash provided by (used in) financing activities	(322)	96	(258)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(491)	208	(431)
Cash and cash equivalents at beginning of period	673	465	896
Cash and cash equivalents at end of period	$182	$673	$465

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2009	319	$3	27	$(2)	$1,422	$122	$1	$1,546
Net income	—	—	—	—	—	97	—	97
Changes in comprehensive income	—	—	—	—	—	—	(11)	(11)
Total comprehensive income								86
Vesting of restricted stock units	1	—	1	(2)	—	—	—	(2)
Stock compensation expense	—	—	—	—	15	—	—	15
Stock issued under crewmember stock purchase plan	1	—	—	—	7	—	—	7
Other	1	—	—	—	2	—	—	2
Balance at December 31, 2010	322	3	28	(4)	1,446	219	(10)	1,654
Net income	—	—	—	—	—	86	—	86
Changes in comprehensive income	—	—	—	—	—	—	(5)	(5)
Total comprehensive income								81
Vesting of restricted stock units	2	—	1	(4)	—	—	—	(4)
Stock compensation expense	—	—	—	—	15	—	—	15
Stock issued under crewmember stock purchase plan	2	—	—	—	8	—	—	8
Shares returned pursuant to 2008 share lending	—	—	16	—	—	—	—	—
Other	1	—	—	—	3	—	—	3
Balance at December 31, 2011	327	3	45	(8)	1,472	305	(15)	1,757
Net income	—	—	—	—	—	128	—	128
Changes in comprehensive income	—	—	—	—	—	—	7	7
Total comprehensive income								135
Vesting of restricted stock units	2	—	1	(4)	—	—	—	(4)
Stock compensation expense	—	—	—	—	13	—	—	13
Stock issued under Crewmember stock purchase plan	2	—	—	—	7	—	—	7
Shares repurchased under 2012 share repurchase plan	—	—	4	(23)	—	—	—	(23)
Other	—	—	—	—	3	—	—	3
Balance at December 31, 2012	331	$3	50	$(35)	$1,495	$433	$(8)	$1,888

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
JetBlue Airways Corporation is an innovative passenger airline that provides award-winning customer service at competitive fares primarily on point-to-point routes. We offer our customers a high quality product with young, fuel-efficient aircraft, leather seats, free in-flight entertainment at every seat, pre-assigned seating and reliable performance. We commenced service in February 2000 and established our primary base of operations at New York’s John F. Kennedy International Airport, or JFK, where we now have more enplanements than any other airline. As of December 31, 2012, we served 75 destinations in 23 states, Puerto Rico, the U.S. Virgin Islands, Mexico, and 12 countries in the Caribbean and Latin America. Our wholly owned subsidiary, LiveTV, LLC, or LiveTV, provides in-flight entertainment systems for commercial aircraft, including live in-seat satellite television, digital satellite radio, wireless aircraft data link service and cabin surveillance systems.
Note 1—Summary of Significant Accounting Policies
Basis of Presentation:    Our consolidated financial statements include the accounts of JetBlue Airways Corporation, or JetBlue, and our subsidiaries, collectively “we” or the “Company”, with all intercompany transactions and balances having been eliminated. Air transportation services accounted for substantially all the Company’s operations in 2012, 2011 and 2010. Accordingly, segment information is not provided for LiveTV. Certain prior year amounts have been reclassified to conform to the current year presentation.
Use of Estimates:    We are required to make estimates and assumptions when preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States affecting the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Fair Value:    The Fair Value Measurements and Disclosures topic of the Financial Accounting Standards Board’s, or FASB, Accounting Standards Codification™, or Codification, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. Additionally, this topic clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The Fair Value Measurements and Disclosures topic also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs. See Note 14 for more information.
Cash and Cash Equivalents:    Our cash and cash equivalents include short-term, highly liquid investments which are readily convertible into cash. These investments include money market securities, treasury bills, and commercial paper with maturities of three months or less when purchased.
Restricted Cash:    Restricted cash primarily consists of security deposits and performance bonds for aircraft and facility leases and funds held in escrow for estimated workers’ compensation obligations.
Accounts and Other Receivables:    Accounts and other receivables are carried at cost. They primarily consist of amounts due from credit card companies associated with sales of tickets for future travel. We estimate an allowance for doubtful accounts based on known troubled accounts, if any, and historical experience of losses incurred.
Investment Securities:     Investment securities consist of available-for-sale investment securities and held-to-maturity investment securities. When sold, we use a specific identification method to determine the cost of the securities.
Available-for-sale investment securities:    Our available-for-sale investment securities include (a) highly liquid investments, such as certificates of deposits and treasury bills, with maturities greater than three months when purchased, stated at fair value and (b) commercial paper with maturities between three and twelve months, stated at fair value.
Held-to-maturity investment securities:    Our held-to-maturity investments consist of investment-grade interest bearing instruments, primarily corporate bonds, stated at amortized cost, which we do not intend to sell. Those with original maturities less than twelve months are included in short-term investments on our consolidated balance sheets, and those with original maturities in excess of twelve months but less than two years are included in long-term investments on our consolidated balance sheets. We did not record any significant gains or losses on these securities during the twelve months ended December 31, 2012, 2011 or 2010. The estimated fair value of these investments approximated their carrying value as of December 31, 2012 and 2011.
Also included in our held-to-maturity investment securities as of December 31, 2012 are deposits made to lower the interest rate on the debt secured by two aircraft as discussed in Note 2. These funds on deposit are readily available to us and are invested with the bank with a deposit maturity within the next 12 months; however, if we were to draw upon this deposit, the interest rates on the debt reverts to the higher rates in effect prior to the re-financing. As such, we have classified these time deposits as long-term held-to-maturity investments to reflect our intent to hold in connection with the maturity of the associated debt.

The carrying values of investment securities consisted of the following at December 31, 2012 and 2011 (in millions):

	2012	2011
Available-for-sale securities
Time deposits	$65	$70
Treasury Bills	68	—
Commercial paper	142	183
	275	253
Held-to-maturity securities
Corporate bonds	313	313
Government bonds	40	25
Time deposits	57	—
	410	338
Total	$685	$591

Derivative Instruments:     Derivative instruments, including fuel hedge contracts and interest rate swap agreements, are stated at fair value, net of any collateral postings. Derivative instruments are included in other current assets and other current liabilities on our consolidated balance sheets. See Note 13 for more information.
Inventories:    Inventories consist of expendable aircraft spare parts and supplies, which are stated at average cost, and aircraft fuel, which is accounted for on a first-in, first-out basis. These items are expensed when used or consumed. An allowance for obsolescence on aircraft spare parts is provided over the remaining useful life of the related aircraft fleet.
Property and Equipment:    We record our property and equipment at cost and depreciate these assets on a straight-line basis to their estimated residual values over their estimated useful lives. Additions, modifications enhancing the operating performance of our assets, and interest related to predelivery deposits to acquire new aircraft and for the construction of facilities are capitalized.
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
Asset Sales: During 2012, we sold two EMBRAER 190 aircraft, which we had been leasing to another airline, and six spare aircraft engines. We recorded net gains of approximately $10 million, which are included in other operating expenses in our consolidated statement of operations. A portion of the proceeds received for the engine sales were credits to be applied to future invoices from the maintenance provider we sold the engines to.

Software:    We capitalize certain costs related to the acquisition and development of computer software. We amortize these costs using the straight-line method over the estimated useful life of the software, which is generally between five and ten years. The net book value of computer software, which is included in other assets on our consolidated balance sheets, was $53 million and $50 million at December 31, 2012 and 2011, respectively. Amortization expense related to computer software was $13 million, $10 million and $13 million for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expense related to computer software capitalized as of December 31, 2012 is expected to be approximately $13 million in 2013, $11 million in 2014, $8 million in 2015, $6 million in 2016, and $5 million in 2017.
Intangible Assets:    Intangible assets consist of acquired take-off and landing slots at certain domestic airports. We record these assets at cost and amortize them on a straight-line basis over their expected useful lives, up to 15 years. In 2011, we acquired eight take-off and landing slots at each of New York’s LaGuardia Airport and Washington D.C.’s Ronald Reagan National Airport for approximately $72 million, of which $32 million was paid in 2012. As of December 31, 2012 and 2011, the cost of intangible assets recorded was $76 million in each respective year, and the accumulated amortization recorded was $6 million and $2 million, respectively, both of which are included in other long term assets on our consolidated balance sheet. Amortization expense related to these intangible assets is expected to be approximately $5 million in each of 2013 through 2017. We periodically evaluate these intangible assets for impairment; however we have not recorded any impairment losses to date through December 31, 2012.
Intangible assets also include an indefinite lived asset related to an air-to-ground spectrum license acquired by LiveTV in 2006 at a public auction from the Federal Communications Commission for approximately $7 million. In September 2010, we determined this spectrum license had been impaired as further discussed in Note 14, which resulted in a loss of approximately $5 million being recorded in other operating expenses during 2010. There was no further impairment in 2012 or 2011, leaving approximately $2 million remaining in other long term assets related to this license as of December 31, 2012.
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
TrueBlue points sold to participating companies which are not redeemed are recognized as revenue when they expire. We recorded $5 million, $3 million, and $13 million in revenue related to point expirations during 2012, 2011 and 2010, respectively.
Our original co-branded credit card agreement, under which we sell TrueBlue points as described above, provided for a minimum cash payment guarantee, which was paid to us throughout the life of the agreement if specified point sales and other ancillary activity payments were not achieved, and was subject to refund in the event that cash payments exceeded future minimums through April 2011. We recognized approximately $10 million and $5 million of other revenue during 2011 and 2010, respectively, related to this guarantee.
Upon the re-launch of the TrueBlue program in November 2009, we extended our co-branded credit card and membership rewards participation agreements. In connection with these extensions, we received a one-time payment of $37 million, which we deferred and are recognizing as other revenue over the term of the agreement through 2015. We recognized approximately $7 million, $6 million, and $3 million of revenue related to this one-time payment during 2012, 2011 and 2010, respectively. In connection with exclusive benefits to be introduced for our co-branded credit card, we received a one-time payment of $6 million during 2012, which we have deferred and will recognize as other revenue over the term of the agreement through 2015. As of December 31, 2012, we have not recorded any revenue related to this one-time payment.
LiveTV Revenues and Expenses:    We account for LiveTV’s revenues and expenses related to the sale of hardware, maintenance of hardware, and programming services provided as a single unit in accordance with the Revenue Recognition-Multiple-Element Arrangements topic of the Codification because we lack objective and reliable evidence of fair value of the undelivered items. Revenues and expenses related to these components are recognized ratably over the service periods, which extend through 2021 as of December 31, 2012. Customer advances to be applied in the next 12 months are included in other current liabilities on our consolidated balance sheets and those beyond 12 months are included in other liabilities on our consolidated balance sheets.
Airframe and Engine Maintenance and Repair:    Regular airframe maintenance for owned and leased flight equipment is charged to expense as incurred unless covered by a third-party services contract. We have separate service agreements covering certain of our scheduled and unscheduled repair of airframe line replacement unit components and the engines on our Airbus A320 aircraft. These agreements, which range from ten to 15 years, require monthly payments at rates based either on the number of cycles each aircraft was operated during each month or the number of flight hours each engine was operated during each month, subject to annual escalations. These power by the hour contracts transfer certain risks, including cost risks, to the third-party service providers and fix the amounts we pay per flight hour or number of cycles in exchange for maintenance and repairs under a predefined maintenance program, which are representative of the time and materials that would be consumed. These payments are expensed as the related flight hours or cycles are incurred. One of our maintenance providers is a subsidiary of a large shareholder of ours. During 2012, we recorded approximately $7 million in maintenance expense provided by this related party.
Advertising Costs:    Advertising costs, which are included in sales and marketing, are expensed as incurred. Advertising expense was $57 million in each of 2012 and 2011, and $55 million in 2010.
Share-Based Compensation:    We record compensation expense for share-based awards based on the grant date fair value of those awards. Share-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term.
Under the Compensation-Stock Compensation topic of the Codification, the benefits associated with tax deductions in excess of recognized compensation cost are required to be reported as a financing cash flow. We recorded an insignificant amount in excess tax benefits generated from option exercises in each of 2012, 2011 and 2010.
Our policy is to issue new shares for purchases under all of our stock based plans, including our Crewmember Stock Purchase Plan, or CSPP, and 2011 Crewmember Stock Purchase Plan and issuances under our Amended and Restated 2002 Stock Incentive Plan, or 2002 Plan, and our 2011 Incentive Compensation Plan, or 2011 Plan.
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
On January 1, 2012, Accounting Standards Update 2011-05, or ASU 2011-05, amending the Comprehensive Income topic of the Codification, became effective. This update changes the requirements for the presentation of other comprehensive income, eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other things. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We have included a separate statement of comprehensive income in the accompanying consolidated financial statements for the years ended December 31, 2012, 2011 and 2010. In December 2011, the FASB issued ASU 2011-12, delaying the effective date of the portion of ASU 2011-05 related to the presentation of reclassification adjustments out of accumulated other comprehensive income.
On January 1, 2012, ASU 2011-04, which amended the Fair Value Measurements and Disclosures topic of the Codification, became effective. The amendments in this update were intended to result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards, or IFRS. ASU 2011-04 expands and enhances current disclosures about fair value measurements and clarifies the FASB’s intent about the application of existing fair value measurement requirements in certain circumstances. We adopted these amendments prospectively on January 1, 2012.
In December 2011, the FASB issued ASU 2011-11, amending the Balance Sheet topic of the Codification. This update enhances the disclosure requirements regarding offsetting assets and liabilities. ASU 2011-11 requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. These amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013 and should be applied retrospectively. We will evaluate any instruments and transactions, including derivative instruments, which are eligible for offset but we do not expect that the adoption of this standard will have a material impact on our our consolidated financial statements or notes thereto.
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

Note 2—Long-term Debt, Short-term Borrowings and Capital Lease Obligations
Long-term debt and capital lease obligations and the related weighted average interest rate at December 31, 2012 and 2011 consisted of the following (in millions):

	2012		2011
Secured Debt
Floating rate equipment notes, due through 2025 (1)	$816	2.7%	$743	2.8%
Floating rate enhanced equipment notes (2) (3)
Class G-1, due 2013, 2014 and 2016	173	3.1%	202	3.1%
Class G-2, due 2014 and 2016	373	2.6%	373	2.5%
Class B-1, due 2014	49	6.5%	49	6.1%
Fixed rate equipment notes, due through 2026	960	6.3%	1,192	6.3%
Fixed rate special facility bonds, due through 2036 (4)	82	6.0%	83	6.0%
Unsecured Debt
6.75% convertible debentures due in 2039 (5)	162		162
5.5% convertible debentures due in 2038 (6)	123		123
Capital Leases (7)	113	3.9%	121	3.9%
Total debt and capital lease obligations	2,851		3,048
Less: Current maturities	(394)		(198)
Long-term debt and capital lease obligations	$2,457		$2,850

(1)	Interest rates adjust quarterly or semi-annually based on the London Interbank Offered Rate, or LIBOR, plus a margin.

(2)
In November 2006, we completed a public offering of $124 million of pass-through certificates to finance certain of our owned aircraft spare parts. Separate trusts were established for each class of these certificates. In November 2011, we redeemed $3 million of class G-1 certificates. The remaining principal amount of the Class G-1 and Class B-1 certificates is scheduled to be paid in a lump sum on the applicable maturity date. In April 2009, we entered into interest rate swap agreements that have effectively fixed the interest rate increases for the remaining term of half of the Class G-1 certificates and all of the Class B-1 certificates for the November 2006 offering. The swapped portion of the Class G-1 and Class B-1 certificates had a balance of $37 million and $49 million, respectively, at December 31, 2012, and the effective interest rates are included in the above table. The interest rate for the remaining $34 million of the Class G-1 certificates is based on three month LIBOR plus a margin. Interest is payable quarterly.

(3)
In November 2004 and March 2004, we completed public offerings of $498 million and $431 million, respectively, of pass-through certificates to finance the purchase of 28 new Airbus A320 aircraft delivered through 2005. Separate trusts were established for each class of these certificates. Quarterly principal payments are required on the Class G-1 certificates. The entire principal amount of the Class G-2 certificates is scheduled to be paid in a lump sum on the applicable maturity dates. In February 2008, we entered into interest rate swap agreements that have effectively fixed the interest rate for the remaining term of the Class G-1 certificates for the November 2004 offering. These certificates had a balance of $76 million at December 31, 2012 and an effective interest rate of 4.5%. In February 2009, we entered into interest rate swap agreements that have effectively fixed the interest rate for the remaining term of the Class G-2 certificates for the November 2004 offering. These certificates had a balance of $185 million at December 31, 2012 and the effective interest rate is included in the above table. The interest rate for all other certificates is based on three month LIBOR plus a margin. Interest is payable quarterly.

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

Holders of either the Series A or Series B 6.75% Debentures may convert them into shares of our common stock at any time at a conversion rate of 204.6036 shares per $1,000 principal amount of the 6.75% Debentures. The conversion rates are subject to adjustment should we declare common stock dividends or effect any common stock splits or similar transactions. If the holders convert the 6.75% Debentures in connection with a fundamental change that occurs prior to October 15, 2014 for the Series A 6.75% Debentures or October 15, 2016 for the Series B 6.75% Debentures, the applicable conversion rate may be increased depending on our then current common stock price. The maximum number of shares into which all of the 6.75% Debentures are convertible, including pursuant to this make-whole fundamental change provision, is 235.2941 shares per $1,000 principal amount of the 6.75% Debentures outstanding, as adjusted, or 38.1 million shares as of December 31, 2012.
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
Holders of the Series A 5.5% Debentures may convert them into shares of our common stock at any time at a conversion rate of 220.6288 shares per $1,000 principal amount of Series A 5.5% Debenture. Holders of the Series B 5.5% Debentures may convert them into shares of our common stock at any time at a conversion rate of 225.2252 shares per $1,000 principal amount of Series B 5.5% Debenture. The conversion rates are subject to adjustment should we declare common stock dividends or effect any common stock splits or similar transactions. If the holders convert the 5.5% Debentures in connection with any fundamental corporate change that occurs prior to October 15, 2013 for the Series A 5.5% Debentures or October 15, 2015 for the Series B 5.5% Debentures, the applicable conversion rate may be increased depending upon our then current common stock price. The maximum number of shares of common stock into which all of the remaining 5.5% Debentures are convertible, including pursuant to this make-whole fundamental change provision, is 33.2 million shares. Holders who converted their 5.5% Debentures prior to April 15, 2011 received, in addition to the number of shares of our common stock calculated at the applicable conversion rate, a cash payment from the escrow account for the 5.5% Debentures of the series converted equal to the sum of the remaining interest payments that would have been due on or before April 15, 2011 in respect of the converted 5.5% Debentures.
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
Our share lending agreement requires that the shares borrowed be returned upon the maturity of the related debt, October 2038, or earlier, if the debentures are no longer outstanding. We determined the fair value of the share lending arrangement was approximately $5 million at the date of the issuance based on the value of the estimated fees the shares loaned would have generated over the term of the share lending arrangement. The $5 million value was recognized as a debt issuance cost and is being amortized to interest expense through the earliest put date of the related debt, October 2013 and October 2015 for Series A and Series B, respectively. As of December 31, 2012, approximately $1 million of net debt issuance costs remain outstanding related to the share lending arrangement and will continue to be amortized through the earliest put date of the related debt.
During 2008 and 2009, approximately $79 million principal amount of the 5.5% Debentures were voluntarily converted by holders. As a result, we issued 17.5 million shares of our common stock. Cash payments from the escrow accounts related to the 2008 conversions were $11 million and borrowed shares equivalent to the number of shares of our common stock issued upon these conversions were returned to us pursuant to the share lending agreement described above. The borrower returned 10.0 million shares to us in September 2009, almost all of which were voluntarily returned shares in excess of converted shares, pursuant to the share lending agreement. In October 2011, approximately 16.6 million shares were voluntarily returned to us by the borrower, leaving 1.4 million shares outstanding under the share lending arrangement. The fair value of similar common shares not subject to our share lending arrangement, based upon our closing stock price, was approximately $8 million. At December 31, 2012, the remaining principal balance was $123 million, which is currently convertible into 27.4 million shares of our common stock.

(7)
At December 31, 2012 and 2011, four capital leased Airbus A320 aircraft were included in property and equipment at a cost of $152 million with accumulated amortization of $28 million and $23 million, respectively. The future minimum lease payments under these non-cancelable leases are $14 million in each of 2013 through 2017 and $82 million in the years thereafter. Included in the future minimum lease payments is $39 million representing interest, resulting in a present value of capital leases of $113 million with a current portion of $8 million and a long-term portion of $105 million.

During 2012, we modified the debt secured by three of our Airbus A320 aircraft, effectively lowering the borrowing rates over the remaining term of the loans. In exchange for lower borrowing rates associated with two of these aircraft loans, we deposited funds equivalent to the outstanding principal balance, a total of approximately $57 million, as discussed in Note 1. The deposit, which is included in long-term investment securities on our consolidated balance sheet, will be reduced as quarterly principal payments are made. If we withdraw the funds deposited, the interest rate on the debt reverts back to the original borrowing rate.
Maturities of long-term debt and capital leases, including the assumption that our convertible debt will be redeemed upon the first put date, for the next five years are as follows (in millions):

Year	Maturities
2013	$394
2014	572
2015	258
2016	456
2017	182
Thereafter	989

We are subject to certain collateral ratio requirements in our spare parts pass-through certificates and spare engine financing issued in November 2006 and December 2007, respectively. If we fail to maintain these collateral ratios, we are required to provide additional collateral or redeem some or all of the equipment notes so that the ratios return to compliance. As a result of reduced third party valuation of these parts, we pledged as collateral a spare engine with a carrying market value of approximately $7 million during the second quarter of 2011. In order to maintain the ratios, we elected to redeem $3 million of the equipment notes in November 2011.
Aircraft, engines, and other equipment and facilities having a net book value of $3.61 billion at December 31, 2012 were pledged as security under various loan agreements. Cash payments for interest related to debt and capital lease obligations, net of capitalized interest, aggregated $136 million, $136 million and $138 million in 2012, 2011 and 2010, respectively.
The carrying amounts and estimated fair values of our long-term debt at December 31, 2012 and 2011 were as follows (in millions):

	December 31, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Public Debt
Floating rate enhanced equipment notes
Class G-1, due 2013, 2014, and 2016	$173	$164	$202	$185
Class G-2, due 2014 and 2016	373	351	373	316
Class B-1, due 2014	49	48	49	47
Fixed rate special facility bonds, due through 2036	82	82	83	76
6.75% convertible debentures due in 2039	162	225	162	214
5.5% convertible debentures due in 2038	123	173	123	162
Non-Public Debt
Floating rate equipment notes, due through 2025	816	776	743	712
Fixed rate equipment notes, due through 2026	960	1,050	1,192	1,293
Total	$2,738	$2,869	$2,927	$3,005

The estimated fair values of our publicly held long-term debt are classified as Level 2 in the fair value hierarchy. The fair values of our enhanced equipment notes and our special facility bonds were based on quoted market prices in markets with low trading volumes. The fair value of our convertible debentures was based upon other observable market inputs since they are not actively traded. The fair value of our non-public debt was estimated using a discounted cash flow analysis based on our borrowing rates for instruments with similar terms and therefore classified as Level 3 in the fair value hierarchy. The fair values of our other financial instruments approximate their carrying values. Refer to Note 14 for additional information on fair value.
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
Short-term Borrowings
Unsecured Revolving Credit Facility
In September 2011, we entered into a corporate purchasing line with American Express, which allows us to borrow up to a maximum of $125 million. Borrowings cannot exceed $30 million per week and may only be used for the purchase of jet fuel. Borrowings on this corporate purchasing line are subject to our compliance with the terms and conditions of the credit agreement, including certain financial covenants which include a requirement to maintain certain cash and short term investment levels and a minimum earnings before income taxes, interest, depreciation and amortization, or EBITDA margin, as well as customary events of default. Borrowings, which are to be paid monthly, are subject to a 6.9% annual interest rate but could be higher if borrowing activity does not reach certain levels. This borrowing facility will terminate no later than January 5, 2015. As of December 31, 2012, we did not have a balance outstanding under this line of credit.
Morgan Stanley Line of Credit
In July 2012, we entered into a revolving line of credit with Morgan Stanley for up to approximately $100 million, and in December 2012, the available line was increased to allow for borrowings up to $200 million. This line of credit is secured by a portion of our investment securities held by them and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon LIBOR plus 100 basis points. As of December 31, 2012, we did not have a balance outstanding under this line of credit.

Note 3—Operating Leases
We lease aircraft, as well as airport terminal space, other airport facilities, office space and other equipment, under leases which expire in various years through 2035. Total rental expense for all operating leases in 2012, 2011 and 2010 was $284 million, $269 million and $245 million, respectively. We have approximately $30 million in assets that serve as collateral for letters of credit related to certain of our leases, which are included in restricted cash.
During 2012, we extended the leases on three Airbus A320 aircraft; leases which were previously set to expire in 2013. These extensions resulted in an additional $24 million of lease commitments through 2018. During 2011, we extended the leases on four Airbus A320 aircraft; leases which we previously set to expire in 2012. These extensions resulted in an additional $19 million of lease commitments through 2015.
During 2010, we leased six used Airbus A320 aircraft from a third party, each with a separate six year operating lease term.
At December 31, 2012, 60 of the 180 aircraft we operated were leased under operating leases, with lease expiration dates ranging from 2014 to 2026. As of December 31, 2012, two of our Airbus A320 aircraft leases were scheduled to expire within 18 months. Five of the 60 aircraft operating leases have variable rate rent payments based on LIBOR. Leases for 52 of our aircraft can generally be renewed at rates based on fair market value at the end of the lease term for one or two years. We have purchase options in 45 of our aircraft leases at the end of the lease term at fair market value and a one-time option during the term at fixed amounts that were expected to approximate fair market value at lease inception.
In 2010, we executed a supplement to our Terminal 5 lease with the Port Authority of New York and New Jersey, or PANYNJ. Under this supplement, we leased the 19.35 acre portion of JFK known as Terminal 6, which is adjacent to our current facility at Terminal 5. We were responsible for the demolishing, and related activities, of the Terminal 6 passenger terminal buildings, the costs of which will be reimbursed by the PANYNJ. The lease supplement also contains an option to extend our current Terminal 5 structure onto this property.
In May 2012, the PANYNJ approved our expansion to Terminal 5 to accommodate a new international arrivals facility. In October 2012, we commenced construction on our new international arrivals facility, or T5i, which we expect to open in early 2015. T5i will include six international arrival gates comprised of three new and three converted from Terminal 5, as well as an international arrivals hall with full U.S. Customs and Border Protection services. During 2012, we incurred approximately $17 million in capital expenditures related to T5i.
Future minimum lease payments under noncancelable operating leases, including those described above, with initial or remaining terms in excess of one year at December 31, 2012, are as follows (in millions):

	Aircraft	Other	Total
2013	$132	$66	$198
2014	138	56	194
2015	143	48	191
2016	82	43	125
2017	70	41	111
Thereafter	331	342	673
Total minimum operating lease payments	$896	$596	$1,492

We have entered into sale-leaseback arrangements with a third party lender for 45 of our operating aircraft. The sale-leasebacks occurred simultaneously with the delivery of the related aircraft to us from their manufacturers. Each sale-leaseback transaction was structured with a separate trust set up by the third party lender, the assets of which consist of the one aircraft initially transferred to it following the sale by us and the subsequent lease arrangement with us. Because of their limited capitalization and the potential need for additional financial support, these trusts are variable interest entities as defined in the Consolidations topic of the Codification and must be considered for consolidation in our financial statements. Our assessment of each trust considers both quantitative and qualitative factors, including whether we have the power to direct the activities and to what extent we participate in the sharing of benefits and losses of the trusts. JetBlue does not retain any equity interests in any of these trusts and our obligations to them are limited to the fixed rental payments we are required to make to them, which were approximately $795 million as of December 31, 2012 and are reflected in the future minimum lease payments in the table above. Our only interest in these entities are the purchase options to acquire the aircraft as specified above. Since there are no other arrangements (either implicit or explicit) between us and the individual trusts that would result in our absorbing additional variability from the trusts, we concluded that we are not the primary beneficiary of these trusts. We account for these leases as operating leases, following the appropriate lease guidance as required by the Leases topic in the Codification.

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

Through December 31, 2012, total costs incurred for the elements of the Project which are subject to the underlying ground lease were $637 million, $561 million of which is reflected as Assets Constructed for Others and $76 million of which are leasehold improvements included in ground property and equipment in our consolidated balance sheets. These amounts reflect a non-cash $133 million reduction in 2008 for costs incurred for the elements that were not subject to the underlying ground lease. Assets Constructed for Others are being amortized over the shorter of the 25 year non-cancelable lease term or their economic life. We recorded $23 million in amortization expense in 2012, and $22 million in each of 2011 and 2010.
The PANYNJ has reimbursed us for the amounts currently included in Assets Constructed for Others, exclusive of capitalized interest of $68 million. These reimbursements and the capitalized interest are reflected as Construction Obligation in our consolidated balance sheets. As facility rents are paid, they are treated as debt service on the Construction Obligation, with the portion not relating to interest reducing the principal balance. Minimum estimated facility payments, including escalations, associated with the facility lease are estimated to be $40 million in each of 2013 through 2017 and $656 million thereafter. The portion of these scheduled payments serving to reduce the principal balance of the Construction Obligation is $13 million in 2013, $14 million in 2014, $15 million in each of 2015 and 2016 and $16 million in 2017. Payments could exceed these amounts depending on future enplanement levels at JFK. Scheduled facility payments representative of interest totaled $27 million, $28 million and $27 million in 2012, 2011 and 2010, respectively.
We have subleased a portion of Terminal 5, primarily space for concessionaires as well as to Hawaiian Airlines, who beginning in 2012 began operating out of Terminal 5. Minimum lease payments due to us are subject to various escalation amounts through 2019 and also include a percentage of gross receipts, which may vary from month to month. Future minimum lease payments due to us during each of the next five years are estimated to be $11 million per year in each of 2013 through 2016, and $8 million in 2017.

Note 5—Stockholders’ Equity
In September 2012, our Board of Directors authorized a share repurchase program for up to 25 million shares of common stock over a five year period. The repurchases may be commenced or suspended from time to time without prior notice. During the fourth quarter of 2012, we repurchased approximately 4.1 million shares of our common stock for approximately $23 million. The shares repurchased under our share repurchase program were purchased in open market transactions.
Pursuant to our amended Stockholder Rights Agreement, which became effective in February 2002, each share of common stock has attached to it a right and, until the rights expire or are redeemed, each new share of common stock issued by the Company will include one right. Upon the occurrence of certain events described below, each right entitles the holder to purchase one one thousandth of a share of Series A participating preferred stock at an exercise price of $35.55, subject to further adjustment. The rights become exercisable only after any person or group acquires beneficial ownership of 15% or more (25% or more in the case of certain specified stockholders) of the Company’s outstanding common stock or commences a tender or exchange offer that would result in such person or group acquiring beneficial ownership of 15% or more (25% or more in the case of certain stockholders) of the Company’s common stock. If after the rights become exercisable, the Company is involved in a merger or other business combination or sells more than 50% of its assets or earning power, each right will entitle its holder (other than the acquiring person or group) to receive common stock of the acquiring company having a market value of twice the exercise price of the rights. The rights expired on April 17, 2012.
As of December 31, 2012, we had a total of 187.6 million shares of our common stock reserved for issuance related to our 2011 Plan, our 2002 Plan, our 2011 CSPP, our original CSPP, our convertible debt, and our share lending facility. As of December 31, 2012, we had a total of 49.6 million shares of treasury stock, the majority of which resulted from the return of borrowed shares under our share lending agreement and also includes shares repurchased under our share repurchase program described above. Refer to Note 2 for further details on the share lending agreement and Note 7 for further details on our share-based compensation.

Note 6—Earnings Per Share
The following table shows how we computed basic and diluted earnings per common share for the years ended December 31 (dollars in millions; share data in thousands):

	2012	2011	2010
Numerator:
Net income	$128	$86	$97
Effect of dilutive securities:
Interest on convertible debt, net of income taxes and discretionary profit sharing	9	12	11
Net income applicable to common stockholders after assumed conversion for diluted earnings per share	$137	$98	$108
Denominator:
Weighted-average shares outstanding for basic earnings per share	282,317	278,689	275,364
Effect of dilutive securities:
Employee stock options	1,237	1,660	2,611
Convertible debt	60,575	66,118	68,605
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	344,129	346,467	346,580
Shares excluded from EPS calculation (in millions):
Shares issuable upon conversion of our convertible debt since assumed conversion would be antidilutive	—	—	—
Shares issuable upon exercise of outstanding stock options since assumed exercise would be antidilutive	19.5	22.3	24.0
As of December 31, 2012, a total of approximately 1.4 million shares of our common stock, which were lent to our share borrower pursuant to the terms of our share lending agreement as described in Note 2, were issued and outstanding for corporate law purposes. Holders of the borrowed shares have all the rights of a holder of our common stock. However, because the share borrower must return all borrowed shares to us (or identical shares or, in certain circumstances of default by the counterparty, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings per share.

Note 7—Share-Based Compensation
Fair Value Assumptions: We used a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards in accordance with the Compensation-Stock Compensation topic of the Codification, for stock options under our 2002 Plan. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. We reviewed our historical pattern of option exercises under our 2002 Plan, and determined that meaningful differences in option exercise activity existed among employee job categories. Therefore, for all stock options granted after January 1, 2006, we categorized these awards into three groups of employees for valuation purposes.
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

We have not granted any stock options since 2008 and those previously granted became fully expensed in 2012. Unrecognized stock-based compensation expense was approximately $15 million as of December 31, 2012, relating to a total of 4.5 million unvested restricted stock units under our 2002 Plan and 2011 Plan. We expect to recognize this stock-based compensation expense over a weighted average period of approximately two years. The total fair value of stock options vested was approximately $2 million, $5 million and $9 million during 2012, 2011 and 2010, respectively.
2011 Incentive Compensation Plan:    At our Annual Shareholders Meeting held on May 26, 2011, our shareholders approved the new 2011 Incentive Compensation Plan, which replaced the 2002 Plan, which was set to expire at the end of 2011. Upon inception, the 2011 Plan had 15.0 million shares of our common stock reserved for issuance. The 2011 Plan, by its terms, will terminate no later than May 2021.
The following is a summary of restricted stock unit activity under the 2011 Plan for the year ended December 31, 2012. Activity in 2011 for the 2011 Plan was insignificant.

	2012
	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	65,914	$5.08
Granted	2,570,891	5.79
Vested	(20,249)	5.09
Forfeited	(132,892)	5.83
Nonvested at end of year	2,483,664	$5.77

Amended and Restated 2002 Stock Incentive Plan:    The 2002 Plan, which included stock options issued during 1999 through 2001 under a previous plan as well as all options issued from 2002 through adoption of the 2011 Plan provided for incentive and non-qualified stock options and restricted stock units to be granted to certain employees and members of our Board of Directors, as well as deferred stock units to be granted to members of our Board of Directors. The 2002 Plan became effective following our initial public offering in April 2002.
Beginning in 2007, we began issuing restricted stock units under the 2002 Plan. These awards vest in annual installments over three years or could be accelerated upon the occurrence of a change in control as defined in the 2002 Plan. Our policy is to grant restricted stock units based on the market price of the underlying common stock on the date of grant.
The following is a summary of restricted stock unit activity under the 2002 Plan for the year ended December 31:

	2012		2011		2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	4,093,484	$5.64	3,681,013	$5.18	3,310,374	$5.13
Granted	—	—	2,677,809	6.01	2,086,973	5.36
Vested	(1,921,940)	5.41	(1,731,145)	5.26	(1,262,459)	5.32
Forfeited	(142,463)	5.76	(534,193)	5.53	(453,875)	5.21
Nonvested at end of year	2,029,081	$5.85	4,093,484	$5.64	3,681,013	$5.18

The total intrinsic value, determined as of the date of vesting, of all restricted stock units under both Plans vested and converted to shares of common stock during the year ended December 31, 2012, 2011 and 2010 was $11 million, $10 million and $7 million respectively.
We began issuing deferred stock units in 2008 under the 2002 Plan to members of our Board of Directors. Prior to 2011, these awards vested immediately upon being granted. Beginning in 2011, the vesting period was changed to either one or three years of service. Once vested, shares are issued six months and one day following the Director’s departure from the Board. During the years ended December 31, 2012 and 2011, we granted an insignificant amount of deferred stock units, almost all of which remain outstanding at December 31, 2012.

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
The following is a summary of stock option activity for the years ended December 31,:

	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	21,807,170	$13.91	23,600,494	$13.42	25,592,883	$12.88
Granted	—	—	—	—	—	—
Exercised	(493,731)	4.00	(934,993)	2.09	(1,158,187)	1.61
Forfeited	—	—	(23,700)	8.92	(27,605)	11.32
Expired	(5,468,315)	12.03	(834,631)	13.33	(806,597)	13.40
Outstanding at end of year	15,845,124	$14.87	21,807,170	$13.91	23,600,494	$13.42
Vested at end of year	15,845,124	$14.87	21,550,526	$13.94	22,504,450	$13.47
Available for future grants	56,105,162		50,494,384		39,997,981
The following is a summary of outstanding stock options at December 31, 2012:

	Options Outstanding, Vested and Exercisable
Range of exercise prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (millions)
$7.79 to $29.71	15,845,124	2.2	$14.87	$—
	15,845,124			$—
The total intrinsic value, determined as of the date of exercise, of options exercised during the twelve months ended December 31, 2012, 2011 and 2010 was $1 million, $3 million and $5 million, respectively. Amounts received in cash for options exercised were $2 million in each of the years ended December 31, 2012, 2011 and 2010.
Under the 2002 Plan, the number of shares reserved for issuance automatically increased each January by an amount equal to 4% of the total number of shares of our common stock outstanding on the last trading day in December of the prior calendar year. This automatic reload feature was eliminated with the adoption of the new 2011 Plan.
Crewmember Stock Purchase Plan:    In May 2011, our shareholders also approved the new 2011 Crewmember Stock Purchase Plan, or the 2011 CSPP, to replace the original Crewmember Stock Purchase Plan, which was set to expire in April 2012. Upon inception, the 2011 CSPP had 8.0 million shares of our common stock reserved for issuance. The 2011 CSPP, by its terms, will terminate no later than the last business day of April 2021. The other terms of the 2011 CSPP are substantially similar to those of the original CSPP.
The following is a summary of CSPP share reserve activity under the 2011 Crewmember Stock Purchase Plan for the year ended December 31:

	2012
	Shares	Weighted Average Price
Available for future purchases, beginning of year	8,000,000
Shares reserved for issuance	—
Common stock purchased	(1,563,776)	$4.75
Available for future purchases, end of year	6,436,224

Our original CSPP, which was available to all employees, had 5.1 million shares of our common stock initially reserved for issuance at its inception in April 2002. Through 2008, the reserve automatically increased each January by an amount equal to 3% of the total number of shares of our common stock outstanding on the last trading day in December of the prior calendar year. The CSPP was amended in 2008 to eliminate this automatic reload.
The 2011 CSPP, as did the original CSPP, has a series of successive overlapping six months offering periods, with a new offering period beginning on the first business day of May and November each year. Employees can only join an offering period on the start date. Employees may contribute up to 10% of their pay, through payroll deductions, toward the purchase of common stock. Purchase dates occur on the last business day of April and October each year.
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
The following is a summary of CSPP share reserve activity under the original CSPP for the years ended December 31, 2011 and 2010. There was no activity in 2012 under the original CSPP and the shares remain reserved at December 31, 2012.

	2011		2010
	Shares	Weighted Average Price	Shares	Weighted Average Price
Available for future purchases, beginning of year	20,923,959		22,169,558
Shares reserved for issuance	—		—
Common stock purchased	(1,617,602)	$4.76	(1,245,599)	$5.96
Available for future purchases, end of year	19,306,357		20,923,959
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

Note 8—LiveTV
Through December 31, 2012, LiveTV had installed in-flight entertainment systems for other airlines on 439 aircraft and had firm commitments for installations of in-flight entertainment and Ka broadband connectivity on 219 additional aircraft scheduled to be installed through 2015, with options for 52 additional in-flight entertainment installations through 2014. Revenues in 2012, 2011 and 2010 were $81 million, $82 million and $72 million, respectively. Deferred profit on hardware sales and advance deposits for future hardware sales are included in other accrued liabilities and other long term liabilities on our consolidated balance sheets depending on whether we expect to recognize it in the next 12 months or beyond and was a total of $34 million and $54 million at December 31, 2012 and 2011, respectively. Deferred profit to be recognized on installations completed through December 31, 2012 will be approximately $4 million in 2013, $3 million per year from 2014 through 2017 and $7 million thereafter. The net book value of equipment installed for other airlines was approximately $109 million and $111 million as of December 31, 2012 and 2011, respectively, and is included in other assets on our consolidated balance sheets.
In December 2011, LiveTV terminated its contract with one of its other airline customers, which had in-flight entertainment systems installed on 140 aircraft at the time of termination, which are excluded from the totals above. In connection with the termination, the customer paid approximately $16 million, which was included in other accrued liabilities on the consolidated balance sheet as of December 31, 2011. Upon fulfilling our obligation to deactivate service on the installed aircraft, we recorded a gain of $8 million in other operating expenses during the first quarter of 2012 related to the termination of this contract.

Note 9—Income Taxes
The provision for income taxes consisted of the following for the years ended December 31 (in millions):

	2012	2011	2010
Deferred:
Federal	$68	$51	$55
State	8	7	7
Deferred income tax expense	76	58	62
Current income tax expense	5	1	2
Total income tax expense	$81	$59	$64
The effective tax rate on income before income taxes differed from the federal income tax statutory rate for the years ended December 31 for the following reasons (in millions):

	2012	2011	2010
Income tax expense at statutory rate	$73	$51	$57
Increase (decrease) resulting from:
State income tax, net of federal benefit	6	5	6
Valuation allowance	—	—	(2)
Other, net	2	3	3
Total income tax expense	$81	$59	$64
Cash payments for income taxes were $4 million in 2012, zero in 2011 and $1 million in 2010.
The net deferred taxes below include a current net deferred tax asset of $107 million and a long-term net deferred tax liability of $481 million at December 31, 2012, and a current net deferred tax asset of $99 million and a long-term net deferred tax liability of $392 million at December 31, 2011.
The components of our deferred tax assets and liabilities as of December 31 are as follows (in millions):

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$127	$175
Employee benefits	36	37
Deferred revenue/gains	82	76
Rent expense	22	20
Terminal 5 lease	26	22
Capital loss carryforwards	20	20
Other	37	38
Valuation allowance	(20)	(21)
Deferred tax assets	330	367
Deferred tax liabilities:
Accelerated depreciation	(704)	(660)
Deferred tax liabilities	(704)	(660)
Net deferred tax liability	$(374)	$(293)
Rent expense had previously been included in deferred revenue/gains. Terminal 5 lease was previously included with accelerated depreciation and deferred revenue/gains.
At December 31, 2012, we had U.S. Federal regular and alternative minimum tax net operating loss (“NOL”) carryforwards of $371 million and $343 million, respectively, which begin to expire in 2025. In addition, at December 31,

2012, we had deferred tax assets associated with state NOLs of $9 million, which begin to expire in 2014. Our NOL carryforwards at December 31, 2012 include an unrecorded benefit of approximately $9 million related to stock-based compensation that will be recorded in equity when, and to the extent, realized. Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to use its NOL carryforwards if it experiences an “ownership change.” As of December 31, 2012, our valuation allowance did not include any amounts attributable to this limitation; however, if an “ownership change” were to occur in the future, the ability to use our NOLs could be limited.
In evaluating the realizability of the deferred tax assets, we assess whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. We consider, among other things, the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which the related temporary differences will become deductible. At December 31, 2012, we provided a $20 million valuation allowance to reduce the deferred tax assets to an amount that we consider is more likely than not to be realized. Our valuation allowance at December 31, 2012 is related to capital loss carryforwards which expire in 2015 and 2016.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follow (in millions):

Unrecognized tax benefits December 31, 2009	$9
Increases for tax positions taken during the period	2

Unrecognized tax benefits December 31, 2010	11
Increases for tax positions taken during the period	1

Unrecognized tax benefits December 31, 2011	12
Increases for tax positions taken during the period	1

Unrecognized tax benefits December 31, 2012	$13

Interest and penalties accrued on unrecognized tax benefits were not significant. If recognized, $10 million of the unrecognized tax benefits at December 31, 2012 would impact our effective tax rate. We do not expect any significant change in the amount of the unrecognized tax benefits within the next twelve months. As a result of NOLs and statute of limitations in our major tax jurisdictions, years 2001 through 2011 remain subject to examination by the relevant tax authorities.

Note 10—Employee Retirement Plan
We sponsor a retirement savings 401(k) defined contribution plan, or the Plan, covering all of our employees. In 2012, we matched 100% of our employee contributions up to 5% of their compensation in cash, which vests over five years of service measured from an employee’s hire date. Participants are immediately vested in their voluntary contributions.
Another component of the Plan is a Company discretionary contribution of 5% of eligible non-management employee compensation, which we refer to as Retirement Plus. Retirement Plus contributions vest 100% after three years of service measured from an employee’s hire date. Our non-management employees are also eligible to receive profit sharing, calculated as 15% of adjusted pre-tax income reduced by the guaranteed Retirement Plus contributions discussed above. Additionally certain of our FAA-licensed employees receive an additional contribution of 3% of eligible compensation, which we refer to as Retirement Advantage. Total Retirement Plus, Retirement Advantage, 401(k) company match and profit sharing expensed in 2012, 2011 and 2010 were $73 million, $61 million and $55 million, respectively.

Note 11—Commitments
Flight Equipment Commitments
In December 2012, we prepaid $200 million for certain 2013 aircraft deliveries and deposits on future aircraft deliveries in exchange for favorable pricing terms.
In July 2012, we amended our EMBRAER purchase agreement accelerating the delivery of one aircraft to 2013, which was previously scheduled for delivery in 2014. Additionally, we extended the date for which we may elect not to further amend our purchase agreement to order a new EMBRAER 190 variant, if developed, to July 31, 2013. If the new variant is not elected, seven EMBRAER 190 aircraft we previously deferred may either be returned to their previously committed to delivery dates in

2013 and 2014 or canceled and subject to cancellation fees. In December 2012, we further amended our EMBRAER purchase agreement effectively accelerating the delivery of four aircraft from 2018 to 2013.
During 2011, we cancelled the orders for a total of 14 EMBRAER 190 aircraft previously scheduled for delivery in 2013, 2014, 2017 and 2018. We also deferred seven EMBRAER 190 aircraft previously scheduled for delivery in 2013 and 2014 to 2018.
In October 2011, we executed a new purchase agreement with Airbus S.A.S., which superseded our original purchase agreement and related amendments. In this new agreement, we substituted 30 of our then remaining A320 aircraft deliveries with A321 aircraft and placed a new order for 40 A320 new engine option, or A320neo, aircraft with delivery scheduled in 2018 through 2021.
As of December 31, 2012, our firm aircraft orders consisted of 14 Airbus A320 aircraft, 30 Airbus A321 aircraft, 40 Airbus A320neo, 31 EMBRAER 190 aircraft and 10 spare engines scheduled for delivery through 2021. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $360 million in 2013, $525 million in 2014, $745 million in 2015, $765 million in 2016, $575 million in 2017 and $2.04 billion thereafter.
We are scheduled to receive three new Airbus A320, four new Airbus A321 and seven new EMBRAER 190 aircraft in 2013. As described above, we pre-paid some of our 2013 aircraft deliveries. We have committed financing for two EMBRAER 190 aircraft scheduled for delivery in 2013. We will only opportunistically finance the remaining 2013 scheduled deliveries at favorable borrowing terms relative to our weighted average cost of debt.
Other Commitments
We utilize several credit card processors to process our ticket sales. Our agreements with these processors do not contain covenants, but do generally allow the processor to withhold cash reserves to protect the processor for potential liability for tickets purchased, but not yet used for travel. While we currently do not have any collateral requirements related to our credit card processors, we may be required to issue collateral to our credit card processors, or other key vendors, in the future. As of December 31, 2012, we had approximately $16 million pledged related to our workers compensation insurance policies and other business partner agreements, which will expire according to the terms of the related policies or agreements.
Our commitments also include those of LiveTV, which has several noncancelable long-term purchase agreements with its suppliers to provide equipment to be installed on its customers’ aircraft, including JetBlue’s aircraft. At December 31, 2012, committed expenditures to these suppliers were approximately $21 million in 2013, $16 million in 2014, $7 million in 2015 and $2 million in each of 2016 and 2017.
In March 2011, we executed a seven year agreement, subject to an optional three year extension, with ViaSat Inc. to develop and introduce in-flight broadband connectivity technology on our aircraft. Committed expenditures under this agreement include a minimum of $9 million through 2018 and an additional $23 million for minimum hardware and software purchases. Through LiveTV, we plan to partner with ViaSat to make this technology available to other airline customers in the future as well.
We enter into individual employment agreements with each of our FAA-licensed employees, which include pilots, dispatchers, technicians and inspectors as well as air traffic controllers. Each employment agreement is for a term of five years and automatically renews for an additional five-year term unless either the employee or we elect not to renew it by giving at least 90 days notice before the end of the relevant term. Pursuant to these agreements, these employees can only be terminated for cause. In the event of a downturn in our business that would require a reduction in work hours, we are obligated to pay these employees a guaranteed level of income and to continue their benefits if they do not obtain other aviation employment. None of our employees are covered by collective bargaining agreements.

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
Under certain of our LiveTV third party agreements, as well as certain of our operating lease agreements, we are required to restore certain property or equipment to its original form upon expiration of the related agreement. We have recorded the estimated fair value of these retirement obligations of approximately $9 million as of December 31, 2012. This liability may increase over time.
We are unable to estimate the potential amount of future payments under the foregoing indemnities and agreements.
Environmental Liability
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
In 2012, during performance of environmental testing required in connection with the demolition of the passenger terminal buildings and closure of the defunct hydrant fuel systems on the Terminal 6 site at New York's John F. Kennedy International Airport, or JFK, the presence of light non-aqueous phase petroleum liquid was discovered in certain subsurface monitoring wells on the property. Our lease with the Port Authority of New York and New Jersey, or PANYNJ, provides that, under certain circumstances, we may be responsible for investigating, delineating, and remediating such subsurface contamination, even if we are not necessarily the party that caused its release. We have engaged environmental consultants and legal counsel to assess the extent of the contamination and assist us in determining whether we are responsible for taking steps to remediate it. A preliminary estimate indicates costs of remediation could range from less than $1 million up to approximately $3 million. As of December 31, 2012, we have accrued $2 million for current estimates of remediation costs, which is included in current liabilities on our consolidated balance sheets. However, as with any environmental contamination, there is the possibility this contamination could be more extensive than estimated at this early stage.
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
In October 2011, a severe winter storm and multiple failures of critical navigational equipment in the New York City area severely impacted air travel in the northeast. As a result, we and other domestic and international carriers diverted flights to Hartford, CT’s Bradley International Airport, or Bradley. We diverted a total of six flights to Bradley, five of which were held on the tarmac in excess of three hours. The DOT is investigating these incidents and we may be subject to a monetary penalty under the DOT’s tarmac delay regulations. Based on the allowable maximum DOT fine proscribed by the regulation, we could be assessed a fine of up to approximately $15 million. Since the tarmac delay rule went into effect in April 2010, there have been multiple instances where carriers have experienced extended tarmac delays in excess of three hours; however, the DOT has only assessed one penalty against another carrier, for an amount well below the maximum allowable fine of $27,500 per passenger. As a result of the circumstances surrounding the airport, weather and air traffic conditions on that day, as well as the discretion granted to the DOT by the regulation, we are unable to determine whether a fine will be assessed, and if so, the amount of such fine. We have issued compensation to the impacted customers in accordance with our Customer Bill of Rights, and are fully complying with all requests made by the DOT in the course of the investigation. We do not know when a final determination by the DOT will be made.
Employment Agreement Dispute.   In or around March 2010, attorneys representing a group of current and former pilots, or the Claimants', filed a Request for Mediation with the American Arbitration Association concerning a dispute over the interpretation of a provision of their individual JetBlue Airways Corporation Employment Agreements for Pilots, or Employment Agreements.  In their Fourth Amended Arbitration Demand, dated June 8, 2012, Claimants (approximately 944 current pilots and 26 former pilots) alleged that JetBlue breached the Base Salary provision of the Employment Agreements and sought back pay and related damages, for each of 2002, 2007 and 2009.  In July 2012, in response to JetBlue's partial Motion to Dismiss, the Claimants withdrew the 2002 claims. The Claimants have not specified an exact amount of damages sought. As such, we are unable to determine a range of potential loss at this time. However, pilot salaries currently represent approximately 40% of our total consolidated salaries; therefore, any judgment in the Claimants' favor for any or all of the years in question could have a material adverse impact on our results of operations, liquidity and/or financial condition.
Discovery was completed and expert reports were filed during the fourth quarter of 2012. An arbitration hearing is scheduled in March 2013. In this arbitration, the Company intends to continue to vigorously defend its interpretation of the Employment Agreements at issue.  While the outcome of any arbitration is uncertain, the Company believes the claims are without merit.

Note 13—Financial Derivative Instruments and Risk Management

As part of our risk management techniques, we periodically purchase crude or heating oil option contracts to manage our exposure to the effect of changes in the price and availability of aircraft fuel. Prices for these commodities are normally highly correlated to aircraft fuel, making derivatives of them effective at providing short-term protection against sharp increases in average fuel prices. We also periodically enter into jet fuel swaps, as well as basis swaps for the differential between heating oil and jet fuel, to further limit the variability in fuel prices at various locations.
To manage the variability of the cash flows associated with our variable rate debt, we have also entered into interest rate swaps.
We do not hold or issue any derivative financial instruments for trading purposes.
Aircraft fuel derivatives:    We attempt to obtain cash flow hedge accounting treatment for each aircraft fuel derivative we enter into. This treatment is provided for under the Derivatives and Hedging topic of the Codification, which allows for gains and losses on the effective portion of qualifying hedges to be deferred until the underlying planned jet fuel consumption occurs, rather than recognizing the gains and losses on these instruments into earnings during each period they are outstanding. The effective portion of realized aircraft fuel hedging derivative gains and losses is recognized in fuel expense in the period the underlying fuel is consumed.
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
Our current approach to fuel hedging is to enter into hedges on a discretionary basis without a specific target of hedge percentage needs. We view our hedge portfolio as a form of insurance to help mitigate the impact of price volatility and protect us against severe spikes in oil prices, when possible.
The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of December 31, 2012, related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

Brent crude oil collars
First Quarter 2013	8%
Second Quarter 2013	8%
Third Quarter 2013	4%

In January 2013, we entered into jet fuel swap transactions representing an additional 4% of our forecasted consumption in each of the third and fourth quarter of 2013. In February 2013, we entered into jet fuel cap agreements representing an additional 8% of our forecasted consumption in each of the third and fourth quarter of 2013.
During 2012, we also entered into basis swaps, which we did not designate as cash flow hedges for accounting purposes and as a result we marked to market in earnings each period outstanding based on their current fair value.
As of December 31, 2011, we determined that the correlation between WTI crude oil and jet fuel had significantly deteriorated and the requirements for continuing hedge accounting treatment were no longer satisfied. As such, we prospectively discontinued hedge accounting treatment on all of our WTI crude oil cap agreements and WTI crude oil collars outstanding as of December 31, 2011, which then represented approximately 6% of our total 2012 forecasted fuel consumption. The forecasted fuel consumption, for which these transactions were designated as cash flow hedges, occurred as originally expected; therefore, amounts deferred in other comprehensive income related to these contracts remained deferred until the forecasted fuel consumption occurred. At December 31, 2011, we had deferred $3 million, or $2 million net of taxes, of these losses in other comprehensive income associated with these contracts. We recognized all of these losses into fuel expense in 2012.
Interest rate swaps:    The interest rate swap agreements we had outstanding as of December 31, 2012 effectively swap floating rate debt for fixed rate debt, taking advantage of lower borrowing rates in existence at the time of the hedge transaction as compared to the date our original debt instruments were executed. As of December 31, 2012, we had $348 million in notional debt outstanding related to these swaps, which cover certain interest payments through August 2016. The notional amount decreases over time to match scheduled repayments of the related debt. Refer to Note 2 for information on the debt outstanding related to these swap agreements.

All of our outstanding interest rate swap contracts qualify as cash flow hedges in accordance with the Derivatives and Hedging topic of the Codification. Since all of the critical terms of our swap agreements match the debt to which they pertain, there was no ineffectiveness relating to these interest rate swaps in 2012, 2011 or 2010, and all related unrealized losses were deferred in accumulated other comprehensive income. We recognized approximately $11 million, $10 million and $8 million in additional interest expense as the related interest payments were made during 2012, 2011 and 2010, respectively.
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
The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts. Our policy is to offset the liabilities represented by these contracts with any cash collateral paid to the counterparties. We did not have any collateral posted related to our outstanding fuel hedge contracts at December 31, 2012 or December 31, 2011. We had $12 million and $20 million posted in collateral related to our interest rate derivatives which offset the hedge liability in other current liabilities at December 31, 2012 and 2011, respectively.
The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions).

	As of December 31,
	2012	2011
Fuel derivatives
Asset fair value recorded in prepaid expenses and other (1)	$—	$6
Liability fair value recorded in other accrued liabilities (1)	1	10
Longest remaining term (months)	9	12
Hedged volume (barrels, in thousands)	675	3,540
Estimated amount of existing losses expected to be reclassified into earnings in the next 12 months	(1)	(6)
Interest rate derivatives
Liability fair value recorded in other long term liabilities (2)	12	20
Estimated amount of existing losses expected to be reclassified into earnings in the next 12 months	(9)	(10)

	2012	2011	2010
Fuel derivatives
Hedge effectiveness gains (losses) recognized in aircraft fuel expense	$10	$3	$(3)
Hedge ineffectiveness losses recognized in other income (expense)	—	(2)	(2)
Losses on derivatives not qualifying for hedge accounting recognized in other income (expense)	(3)	—	—
Hedge gains (losses) on derivatives recognized in comprehensive income	14	(11)	(11)
Percentage of actual consumption economically hedged	30%	40%	51%
Interest rate derivatives
Hedge losses on derivatives recognized in comprehensive income	(3)	(7)	(21)
Hedge losses on derivatives recognized in interest expense	(11)	(10)	(8)

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy (as described in Note 1) (in millions). The carrying values of all other financial instruments approximated their fair values at December 31, 2012 and 2011. Refer to Note 2 for fair value information related to our outstanding debt obligations as of December 31, 2012 and 2011.

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$84	$—	$—	$84
Restricted cash	4	—	—	4
Available-for-sale investment securities	68	207	—	275
	$156	$207	$—	$363
Liabilities
Aircraft fuel derivatives	$—	$1	$—	$1
Interest rate swap	—	12	—	12
	$—	$13	$—	$13

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$555	$—	$—	$555
Restricted cash	4	—	—	4
Available-for-sale investment securities	—	253	—	253
Aircraft fuel derivatives	—	5	—	5
	$559	$258	$—	$817
Liabilities
Aircraft fuel derivatives	$—	$9	$—	$9
Interest rate swap	—	20	—	20
	$—	$29	$—	$29

Cash and Cash Equivalents:    Our cash and cash equivalents include money market securities, treasury bills, and commercial paper which are readily convertible into cash with maturities of three months or less when purchased, all of which are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.
Available-for-sale investment securities:    Included in our available-for-sale investment securities are certificates of deposits and commercial paper with original maturities greater than 90 days but less than one year. The fair values of these instruments are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. At

December 31, 2012, we also held treasury bills with maturities greater than three months when purchased. The fair value of the treasury bills are based on actively traded quoted market prices and are therefore classified as Level 1 in the hierarchy. We did not record any significant gains or losses on these securities during the twelve months ended December 31, 2012 or 2011.
Auction rate securities:  We had historically held auction rate securities, or ARS, long-term debt securities for which interest rates reset regularly at pre-determined intervals, typically 28 days, through an auction process. During 2010, UBS, a broker-dealer, re-purchased ARS from us at their par value of $85 million in satisfaction of a previously executed settlement agreement.  Prior to entering into the settlement agreement, we had estimated the value of these ARS using discounted cash flows, a level 3 input, as a result of their par values not approximating their fair values.  The re-purchase of ARS by UBS did not result in a net gain or loss in the year of settlement.
Interest rate swaps:    The fair values of our interest rate swaps are based on inputs received from the related counterparty, which are based on observable inputs for active swap indications in quoted markets for similar terms. We had previously classified our interest rate swaps as Level 3 inputs in the hierarchy with the belief some of these inputs were not observable. However, since these inputs are all observable, we believe the appropriate classification is as Level 2 inputs in the hierarchy. We have reflected this adjustment for all periods presented in the tables above.
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
Spectrum license:    In 2006, LiveTV acquired an air-to-ground spectrum license in a public auction from the Federal Communications Commission for approximately $7 million. Since its acquisition, the license has been treated as an indefinite lived intangible asset, reflected in other long term assets in our consolidated balance sheets. In late 2007, we unveiled BetaBlue, an Airbus A320 aircraft, which utilized the acquired spectrum in delivering email and internet capabilities to our customers. Since 2007, LiveTV continued to develop this technology, with the intent of making it available on all of our aircraft. However, with the introduction of similar service by competitors, we re-evaluated the long term viability of our planned offering and during 2010, ceased further development of the air-to-ground platform. In September 2010, we announced plans to develop broadband capability, partnering with ViaSat and utilizing their advanced satellite technologies. As a result of the change in plans, we evaluated the spectrum license for impairment, which resulted in a loss of approximately $5 million being recorded in other operating expenses during 2010. We determined the $2 million fair value of the spectrum license at December 31, 2010 using a probability weighted cash flow model, which included an income approach for the cash flows associated with the current general aviation business as well as a market approach based on an independent valuation. Since these inputs are not observable, they are classified as Level 3 inputs in the hierarchy. As of December 31, 2012, we determined there was no further impairment.

Note 15—Accumulated Other Comprehensive Income (Loss)
Comprehensive income includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting. A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the years ended December 31, 2010, 2011 and 2012 is as follows (in millions):

	Aircraft Fuel Derivatives	Interest Rate Swaps	Total
Beginning accumulated gains (losses), at December 31, 2009	$7	$(6)	$1
Reclassifications into earnings	3	5	8
Change in fair value	(6)	(13)	(19)
Balance of accumulated gains (losses), at December 31, 2010	4	(14)	(10)
Reclassifications into earnings	(1)	6	5
Change in fair value	(6)	(4)	(10)
Balance of accumulated gains (losses), at December 31, 2011	(3)	(12)	(15)
Reclassifications into earnings	(6)	7	1
Change in fair value	8	(2)	6
Ending accumulated gains (losses), at December 31, 2012	$(1)	$(7)	$(8)

Note 16—Geographic Information
Under the Segment Reporting topic of the Codification, disclosures are required for operating segments, which are regularly reviewed by the chief operating decision makers. Air transportation services accounted for substantially all the Company’s operations in 2012, 2011 and 2010.
Operating revenues are allocated to geographic regions, as defined by the DOT, based upon the origination and destination of each flight segment. We currently serve 21 locations in the Caribbean and Latin American region, or Latin America as defined by the DOT. However, our management also includes Puerto Rico when reviewing the Caribbean region, and as such we have included our three destinations in Puerto Rico and two destinations in the U.S. Virgin Islands in our Caribbean and Latin America allocation of revenues. Operating revenues by geographic regions for the years ended December 31 are summarized below (in millions):

	2012	2011	2010
Domestic	$3,666	$3,351	$2,900
Caribbean & Latin America	1,316	1,153	879
Total	$4,982	$4,504	$3,779

Our tangible assets primarily consist of our fleet of aircraft, which is deployed system wide, with no individual aircraft dedicated to any specific route or region; therefore our assets do not require any allocation to a geographic area.

Note 17—Quarterly Financial Data (Unaudited)
Quarterly results of operations for the years ended December 31 are summarized below (in millions, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012 (1)
Operating revenues	$1,203	$1,277	$1,308	$1,194
Operating income	89	130	113	44
Net income	30	52	45	1
Basic earnings per share	$0.11	$0.19	$0.16	$—
Diluted earnings per share	$0.09	$0.16	$0.14	$—

2011 (2)
Operating revenues	$1,012	$1,151	$1,195	$1,146
Operating income	45	86	108	83
Net income	3	25	35	23
Basic earnings per share	$0.01	$0.09	$0.12	$0.08
Diluted earnings per share	$0.01	$0.08	$0.11	$0.08

(1)
During the first quarter of 2012, LiveTV terminated a customer contract resulting in a gain of approximately $8 million in other operating expenses. During the second quarter of 2012, we recorded net gains of approximately $10 million on the sale of two EMBRAER 190 aircraft and six spare aircraft engines in other operating expenses, as well as net gains of approximately $2 million in interest income and other on the early extinguishment of debt secured by six aircraft. During the fourth quarter of 2012, we recognized losses of approximately $3 million in interest income and other on the early extinguishment of debt secured by two aircraft.

(2)
During the first quarter of 2011, we recorded $9 million of revenue related to our co-branded credit card agreement guarantee. During the third and fourth quarters of 2011, we recorded a $5 million loss and $1 million loss, respectively, on the early extinguishment of a portion of our 6.75% Series A convertible debentures.

The sum of the quarterly earnings per share amounts does not equal the annual amount reported since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average common shares outstanding and other dilutive potential common shares.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
JetBlue Airways Corporation
We have audited the accompanying consolidated balance sheets of JetBlue Airways Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JetBlue Airways Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), JetBlue Airways Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
February 20, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
JetBlue Airways Corporation
We have audited JetBlue Airways Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). JetBlue Airways Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, JetBlue Airways Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of JetBlue Airways Corporation as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of JetBlue Airways Corporation and our report dated February 20, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
February 20, 2013

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2012.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012 to provide reasonable assurance regarding the reliabilityof financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.
Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2012. Ernst & Young LLP has issued their report which is included elsewhere herein.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2012, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Information relating to executive officers is set forth in Part I of this report following Item 4 under “Executive Officers of the Registrant”. The other information required by this Item will be included in and is incorporated herein by reference from our definitive proxy statement for our 2013 Annual Meeting of Stockholders to be held on May 9, 2013 to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our 2012 fiscal year, or our Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in and is incorporated herein by reference from our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The table below provides information relating to our equity compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance as of December 31, 2012, as adjusted for stock splits:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	20,619,805	$12.77	94,216,876
Equity compensation plans not approved by security holders	—	—	—
Total	20,619,805	$12.53	94,216,876
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
Consolidated Balance Sheets — December 31, 2012 and December 31, 2011
Consolidated Statements of Operations — For the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income - For the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows — For the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Stockholders’ Equity — For the years ended December 31, 2012, 2011 and 2010
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

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	February 20, 2013	By:	/s/ DONALD DANIELS
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated (and, as indicated with an asterisk, representing at least a majority of the members of the Board of Directors).

Signature	Capacity	Date

/S/ DAVID BARGER David Barger	President, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2013

/S/ MARK D. POWERS Mark D. Powers	Chief Financial Officer (Principal Financial Officer)	February 20, 2013

/S/ DONALD DANIELS Donald Daniels	Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2013

/S/ JENS BISCHOF Jens Bischof *	Director	February 20, 2013

/S/ PETER BONEPARTH Peter Boneparth *	Director	February 20, 2013

/S/ DAVID CHECKETTS David Checketts *	Director	February 20, 2013

/S/ VIRGINIA GAMBALE Virginia Gambale *	Director	February 20, 2013

/S/ STEPHAN GEMKOW Stephan Gemkow *	Director	February 20, 2013

/S/ ELLEN JEWETT Ellen Jewett *	Director	February 20, 2013

/S/ STANLEY MCCHRYSTAL Stanley McChrystal *	Director	February 20, 2013

/S/ JOEL PETERSON Joel Peterson *	Director	February 20, 2013

/S/ ANN RHOADES Ann Rhoades *	Director	February 20, 2013

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

3.3(g)	Amended Consolidated Fifth Amended and Restated Bylaws of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated April 11, 2011.

3.3(h)	Amended Consolidated Fifth Amended and Restated Bylaws of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated September 18, 2012.

3.4	Certificate of Designation of Series A Participating Preferred Stock dated April 1, 2002—incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated July 10, 2003.

4.1	Specimen Stock Certificate—incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

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

4.7(c)
Pass Through Trust Agreement, dated as of March 24, 2004, between JetBlue Airways Corporation and Wilmington Trust Company, as Pass Through Trustee, made with respect to the formation of JetBlue Airways Pass Through Trust, Series 2004-1G-1-O and the issuance of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Trust, Series 2004-1G-1-O, Pass Through Certificates—incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated March 24, 2004 (1).

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

4.7(m)
ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1G-1-O—incorporated by reference to Exhibit 4.14 to our Current Report on Form 8-K dated March 24, 2004 (2).

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

4.8(c)
Pass Through Trust Agreement, dated as of November 15, 2004, between JetBlue Airways Corporation and Wilmington Trust Company, as Pass Through Trustee, made with respect to the formation of JetBlue Airways Pass Through Trust, Series 2004-2G-1-O and the issuance of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Trust, Series 2004-2G-1-O, Pass Through Certificates—incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated November 9, 2004 (3).

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

4.8(m)
ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2G-1-O—incorporated by reference to Exhibit 4.14 to our Current Report on Form 8-K dated November 9, 2004 (4).

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

4.22
Registration Rights Agreement, dated as of April 5, 2012, among JetBlue Airways Corporation, Deutsche Lufthansa AG and Lufthansa Malta Blues LP - incorporated by reference to Exhibit 4.22 to our Current Report on Form 8-K filed on April 5, 2012.

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

10.3(v)**
Side letter No. 31 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated September 27, 2011—incorporated by reference to Exhibit 10.3(v) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.3(w)**
Side letter No. 32 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated November 8, 2011 - incorporated by reference to Exhibit 10.3(w) to our Annual Report on Form 10-K for the year ended December 31, 2011.

10.3(x)**
Side letter No. 33 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated December 1, 2011 - incorporated by reference to Exhibit 10.3(x) to our Annual Report on Form 10-K for the year ended December 31, 2011.

10.3(y)**
Side letter No. 34 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated February 21, 2012 - incorporated by reference to Exhibit 10.3(y) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.3(z)**
Side letter No. 35 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated March 15, 2012 - incorporated by reference to Exhibit 10.3(z) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.3(aa)**
Side letter No. 36 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated May 1, 2012 - incorporated by reference to Exhibit 10.3(aa) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.3(ab)***	Side letter No. 37 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated November 9, 2012.

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

10.17(k)**
Amendment No. 11 to Purchase Agreement DCT-025/2003, dated as of October 20, 2011, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation - incorporated by reference to Exhibit 10.17(k) to our Annual Report on Form 10-K for the year ended December 31, 2011.

10.17(l)**
Amendment No. 12 to Purchase Agreement DCT-025/2003, dated as of October 25, 2011, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation - incorporated by reference to Exhibit 10.17(l) to our Annual Report on Form 10-K for the year ended December 31, 2011.

10.17(m)**
Amendment No. 13 to Purchase Agreement DCT-025/2003, dated as of July 20, 2012, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation - incorporated by reference to Exhibit 10.17(m) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

10.17(n)***	Amendment No. 14 to Purchase Agreement DCT-025/2003, dated as of December 3, 2012, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation.

10.17(o)***	Amendment No. 15 to Purchase Agreement DCT-025/2003, dated as of December 19, 2012, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation.

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

10.33**
Airbus A320 Family Purchase Agreement, dated October 19, 2011, between Airbus S.A.S. and JetBlue Airways Corporation, including letter agreements 1-8, each dated as of same date - incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K for the year ended December 31, 2011.

10.33(a)***	Letter Agreement 9 to Airbus A320 Family Purchase Agreement, dated December 19, 2012, between Airbus S.A.S. and JetBlue Airways Corporation.

10.35*	JetBlue Airways Corporation 2011 Crewmember Stock Purchase Plan - incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K for the year ended December 31, 2011.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries.

23	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

99.2
Letter of Approval from the City of Long Beach Department of Public Works, dated May 22, 2001, approving City Council Resolution C-27843 regarding Flight Slot Allocation at Long Beach Municipal Airport—incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

101.INS****	XBRL Instance Document

101.SCH****	XBRL Taxonomy Extension Schema Document

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB****	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensatory plans in which the directors and executive officers of JetBlue participate.
**	Pursuant to a Confidential Treatment Request under Rule 24b-2 filed with and approved by the SEC, portions of this exhibit have been omitted.
***
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the Commission.

****
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
JetBlue Airways Corporation
We have audited the consolidated financial statements of JetBlue Airways Corporation as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, and have issued our report thereon dated February 20, 2013 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(2) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this schedule based on our audits.
In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
New York, New York
February 20, 2013

JetBlue Airways Corporation
Schedule II—Valuation and Qualifying Accounts
(in thousands)

		Additions
Description	Balance at beginning of period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at end of period
Year Ended December 31, 2012
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$7,586	$5,472	$—	$6,465	(1)	$6,593
Allowance for obsolete inventory parts	3,886	1,250	—	90	(3)	5,046
Valuation allowance for deferred tax assets	20,872	—	—	604	(2)	20,268
Year Ended December 31, 2011
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$6,172	$7,017	$—	$5,603	(1)	$7,586
Allowance for obsolete inventory parts	3,636	1,026	—	776	(3)	3,886
Valuation allowance for deferred tax assets	20,672	254	—	54	(2)	20,872
Year Ended December 31, 2010
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$5,660	$7,471	$—	$6,959	(1)	$6,172
Allowance for obsolete inventory parts	3,373	1,018	—	755	(3)	3,636
Valuation allowance for deferred tax assets	24,631	—	—	3,959	(2)	20,672

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Attributable to recognition and write-off of deferred tax assets.

(3)	Inventory scrapped.

S-2