Form 10-Q
period 2013-03-31
JETBLUE AIRWAYS CORP
filed 2013-05-09
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to
Commission file number 000-49728
JETBLUE AIRWAYS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	87-0617894
(State of Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

27-01 Queens Plaza North, Long Island City, New York	11101
(Address of principal executive offices)	(Zip Code)
(718) 286-7900
(Registrant’s telephone number, including area code)

N/A
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐           No ☑
As of April 30, 2013, there were 282,130,143 shares outstanding of the registrant’s common stock, par value $.01.

JetBlue Airways Corporation
FORM 10-Q
INDEX

Page #’s
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets — March 31, 2013 and December 31, 2012	3
Consolidated Statements of Operations — Three Months Ended March 31, 2013 and 2012	5
Consolidated Statements of Comprehensive Income — Three Months Ended March 31, 2013 and 2012	6
Condensed Consolidated Statements of Cash Flows — Three Months Ended March 31, 2013 and 2012	7
Notes to Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered sales of equity securities and use of proceeds	27
Item 6. Exhibits	28
EX-10.20(a)
EX-12.1
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except share data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$346	$182
Investment securities	503	549
Receivables, less allowance	141	106
Prepaid expenses and other	296	263
Total current assets	1,286	1,100
PROPERTY AND EQUIPMENT
Flight equipment	5,217	5,168
Predelivery deposits for flight equipment	345	338
	5,562	5,506
Less accumulated depreciation	1,040	995
	4,522	4,511
Other property and equipment	595	585
Less accumulated depreciation	229	221
	366	364
Assets constructed for others	561	561
Less accumulated depreciation	99	93
	462	468
Total property and equipment	5,350	5,343
OTHER ASSETS
Investment securities	98	136
Restricted cash	51	51
Other	449	440
Total other assets	598	627
TOTAL ASSETS	$7,234	$7,070

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except share data)

	March 31, 2013	December 31, 2012
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$181	$153
Air traffic liability	833	693
Accrued salaries, wages and benefits	141	172
Other accrued liabilities	232	196
Current maturities of long-term debt and capital leases	575	394
Total current liabilities	1,962	1,608
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	2,251	2,457
CONSTRUCTION OBLIGATION	511	514
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	489	481
Other	124	122
	613	603
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900,000,000 shares authorized, 332,286,459 and 330,589,532 shares issued and 281,515,596 and 281,007,806 shares outstanding at March 31, 2013 and December 31, 2012, respectively	3	3
Treasury stock, at cost; 50,770,863 and 49,581,726 shares at March 31, 2013 and December 31, 2012, respectively	(42)	(35)
Additional paid-in capital	1,497	1,495
Retained earnings	447	433
Accumulated other comprehensive loss	(8)	(8)
Total stockholders’ equity	1,897	1,888
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,234	$7,070

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended March 31,
	2013	2012
OPERATING REVENUES
Passenger	$1,186	$1,096
Other	113	107
Total operating revenues	1,299	1,203
OPERATING EXPENSES
Aircraft fuel and related taxes	467	433
Salaries, wages and benefits	280	255
Landing fees and other rents	70	66
Depreciation and amortization	68	61
Aircraft rent	32	33
Sales and marketing	50	47
Maintenance materials and repairs	114	88
Other operating expenses	159	131
Total operating expenses	1,240	1,114
OPERATING INCOME	59	89
OTHER INCOME (EXPENSE)
Interest expense	(41)	(45)
Capitalized interest	3	2
Interest income and other	2	3
Total other expense	(36)	(40)
INCOME BEFORE INCOME TAXES	23	49
Income tax expense	9	19
NET INCOME	$14	$30
EARNINGS PER COMMON SHARE:
Basic	$0.05	$0.11
Diluted	$0.05	$0.09

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended March 31,
	2013	2012
NET INCOME	$14	$30
Changes in fair value of derivative instruments, net of reclassifications into earnings (net of $0 and $8 of taxes in 2013 and 2012, respectively)	—	12
Total other comprehensive income	—	12
COMPREHENSIVE INCOME	$14	$42

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in millions)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14	$30
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	9	17
Depreciation	61	55
Amortization	11	9
Stock-based compensation	3	3
Collateral (paid) returned for derivative instruments	3	(1)
Changes in certain operating assets and liabilities	106	181
Other, net	(2)	(2)
Net cash provided by operating activities	205	292
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(74)	(169)
Predelivery deposits for flight equipment	(9)	(15)
Purchase of available-for-sale securities	(119)	(85)
Sale of available-for-sale securities	154	110
Purchase of held-to-maturity investments	(69)	(152)
Proceeds from the maturities of held-to-maturity investments	116	142
Other, net	(1)	(2)
Net cash used in investing activities	(2)	(171)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	—	2
Issuance of long-term debt	24	—
Short-term borrowings and lines of credit	190	—
Repayment of long-term debt and capital lease obligations	(52)	(47)
Repayment of short-term borrowings and lines of credit	(190)	(88)
Other, net	(11)	(9)
Net cash used in financing activities	(39)	(142)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	164	(21)
Cash and cash equivalents at beginning of period	182	673
Cash and cash equivalents at end of period	$346	$652

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our condensed consolidated financial statements include the accounts of JetBlue Airways Corporation, or JetBlue, and our subsidiaries, collectively “we” or the “Company”, with all intercompany transactions and balances having been eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with our 2012 audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, or our 2012 Form 10-K.
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations; however, we believe that the disclosures are adequate to make the information presented not misleading. During the three months ended March 31, 2013, we recorded $3 million of  maintenance expense that should have been recorded in 2012. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year.
Investment securities
Investment securities consist of available-for-sale investment securities and held-to-maturity investment securities. When sold, we use a specific identification method to determine the cost of the securities.
Held-to-maturity investment securities. The contractual maturities of the corporate bonds we held as of March 31, 2013 were no greater than 24 months. We did not record any significant gains or losses on these securities during the three months ended March 31, 2013 or 2012. The estimated fair value of these investments approximated their carrying value as of March 31, 2013 and December 31, 2012.
The carrying values of investment securities consisted of the following at March 31, 2013 and December 31, 2012 (in millions):

	March 31, 2013	December 31, 2012
Available-for-sale securities
Time deposits	$70	$65
Treasury Bills	68	68
Commercial paper	102	142
	240	275
Held-to-maturity securities
Corporate bonds	264	313
Government bonds	40	40
Time Deposits	57	57
	361	410
Total	$601	$685

New Accounting Pronouncements
In December 2011, the FASB issued ASU 2011-11, amending the Balance Sheet topic of the Codification. This update enhances the disclosure requirements regarding offsetting assets and liabilities. ASU 2011-11 requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. These amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. Adoption of this standard did not have a material impact on our condensed consolidated financial statements or notes thereto.
In February 2013, the FASB issued ASU 2013-02, amending the Comprehensive Income topic of the Codification. This update amends the requirement to present either on the face of the statement of operations or in the notes, the effects of significant net income line items reclassified out of accumulated other comprehensive income or loss, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, the Company is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 became effective for the our annual and interim periods beginning January 1, 2013. The required disclosures are included in Note 4.

NOTE 2 — SHARE-BASED COMPENSATION
During the three months ended March 31, 2013, 1.7 million restricted stock units vested under the 2011 Incentive Compensation Plan and the Amended and Restated 2002 Stock Incentive Plan.

NOTE 3 — LONG TERM DEBT, SHORT TERM BORROWINGS, AND CAPITAL LEASE OBLIGATIONS
Short Term Borrowings
CitiBank Line of Credit. On April 23, 2013, we entered into a Credit and Guaranty Agreement that consists of a $350 million revolving credit and letter of credit facility with Citibank, N.A. as the administrative agent which terminates in 2016. Borrowings under the Credit Facility bear interest at a variable rate equal to LIBOR, plus a margin. The Credit Facility is secured by take-off and landing slots at John F. Kennedy International Airport, or JFK, Newark Liberty International Airport, LaGuardia Airport and Ronald Reagan Washington National Airport and certain other assets.
The Credit Facility includes covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under all revolving credit facilities. In addition the covenants restrict our ability to incur additional indebtedness, issue preferred stock or pay dividends. Concurrently, we terminated the unsecured revolving credit facility with American Express as of April 24, 2013. As of March 31, 2013, we did not have an outstanding balance under any of our credit facilities.
Other Indebtedness
During the three months ended March 31, 2013, we issued $24 million, net of discount, in floating rate equipment notes due through 2025, which are secured by one aircraft.
EETC notes. We are subject to certain collateral ratio requirements in our spare parts pass-through certificates and spare engine financing issued in November 2006 and December 2007, respectively. As a result of lower spare parts inventory balances and the associated reduced third party valuation of these parts, we were not in compliance with these covenants as of March 31, 2013. As a result, subsequent to the first quarter, we pledged as collateral a previously unencumbered spare engine with a carrying value of approximately $7 million, and redeemed $2 million of the enhanced equipment notes.
Aircraft, engines and other equipment and facilities having a net book value of $3.61 billion at March 31, 2013 have been pledged as security under various loan agreements. As of March 31, 2013, we owned 11 unencumbered Airbus A320 aircraft and nine spare engines.
Our outstanding long-term debt and capital lease obligations were reduced by $52 million as a result of principal payments made during the three months ended March 31, 2013.
At March 31, 2013, the weighted average interest rate of all of our long-term debt was 4.5% and scheduled maturities were $345 million for the remainder of 2013, $574 million in 2014, $260 million in 2015, $457 million in 2016, $184 million in 2017 and $1.01 billion thereafter.

The carrying amounts and estimated fair values of our long-term debt at March 31, 2013 and December 31, 2012 were as follows (in millions):

	March 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Public Debt
Floating rate enhanced equipment notes
Class G-1, due through 2016	$160	$156	$173	$164
Class G-2, due 2014 and 2016	373	352	373	351
Class B-1, due 2014	49	47	49	48
Fixed rate special facility bonds, due through 2036	82	82	82	82
6.75% convertible debentures due in 2039	162	256	162	225
5.5% convertible debentures due in 2038	123	200	123	173

Non-Public Debt
Floating rate equipment notes, due through 2025	823	825	816	776
Fixed rate equipment notes, due through 2026	942	1,069	960	1,050

Total	$2,714	$2,987	$2,738	$2,869
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

NOTE 4 — ACCUMULATED OTHER COMPREHENSIVE LOSS
Comprehensive income includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting. A rollforward of the amounts included in accumulated other comprehensive loss, net of taxes, for the three months ended March 31, 2013 is as follows (in millions):

	Aircraft Fuel Derivatives (1)	Interest Rate Swaps (2)	Total
Beginning accumulated losses, at December 31, 2012	$(1)	$(7)	$(8)
Reclassifications into earnings (net of $1 of taxes)	—	2	2
Change in fair value (net of $1 of taxes)	(2)	—	(2)
Ending accumulated losses, at March 31, 2013	$(3)	$(5)	$(8)
__________________________
(1) Reclassified to aircraft fuel expense
(2) Reclassified to interest expense
NOTE 5 — EARNINGS PER SHARE
The following table shows how we computed basic and diluted earnings per common share (dollars in millions; share data in thousands):

	Three Months Ended March 31,
	2013	2012
Numerator
Net income	$14	$30
Effect of dilutive securities:
Interest on convertible debt, net of income taxes and profit sharing	1	2
Net income applicable to common stockholders after assumed conversions for diluted earnings per share	$15	$32
Denominator
Weighted average shares outstanding for basic earnings per share	279,768	281,206
Effect of dilutive securities:
Employee stock options	1,662	1,044
Convertible debt	27,428	60,575
Adjusted weighted average shares outstanding and assumed conversions for diluted earnings per share	308,858	342,825

Shares excluded from EPS calculation (in millions)
Shares issuable upon conversion of our convertible debt as assumed conversion would be antidilutive	33.1	—
Shares issuable upon exercise of outstanding stock options or vesting of restricted stock units as assumed exercise would be antidilutive	17.5	23.6
As of March 31, 2013, a total of approximately 1.4 million shares of our common stock, which were lent to our share borrower pursuant to the terms of our share lending agreement, as described more fully in Note 2 to our 2012 Form 10-K, were issued and outstanding for corporate law purposes. Holders of the borrowed shares have all the rights of a holder of our common stock. However, because the share borrower must return all borrowed shares to us (or identical shares or, in certain circumstances of default by the counterparty, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings per share. The fair value of similar common shares not subject to our share lending arrangement, based upon our closing stock price at March 31, 2013, was approximately $10 million.

NOTE 6 — EMPLOYEE RETIREMENT PLAN
We sponsor a retirement savings 401(k) defined contribution plan, or the Plan, covering all of our employees. In addition to matching non-management employee contributions of up to 5% of eligible wages, the Plan also includes a discretionary contribution of 5%of eligible non-management wages called Retirement Plus. Our non-management employees are also eligible to receive profit sharing, calculated as 15% of adjusted pre-tax income reduced by the Retirement Plus contributions. Certain of our FAA-licensed employees receive an additional contribution of 3% of eligible compensation, which we refer to as Retirement Advantage. Total 401(k) company match, Retirement Plus, profit sharing, and Retirement Advantage expensed for the three months ended March 31, 2013 and 2012 was $20 million and $17 million, respectively

NOTE 7 — COMMITMENTS AND CONTINGENCIES
As of March 31, 2013, our firm aircraft orders consisted of 14 Airbus A320 aircraft, 30 Airbus A321 aircraft, 40 Airbus A320 new engine option, or A320neo aircraft, 30 EMBRAER 190 aircraft and 10 spare engines scheduled for delivery through 2021. Committed expenditures for these aircraft, including the related flight equipment and estimated amounts for contractual price escalations and predelivery deposits, were approximately $320 million for the remainder of 2013, $525 million in 2014, $745 million in 2015, $765 million in 2016, $575 million in 2017 and $2.04 billion thereafter.
In July 2012, we extended the date for which we may elect not to further amend our EMBRAER purchase agreement for the order of a new EMBRAER 190 variant to July 31, 2013. If the new variant is not elected, seven EMBRAER 190 aircraft we previously deferred during 2011, may either be returned to their previously committed to delivery dates in 2013 and 2014 or canceled and subject to cancellation fees.

In March 2013, we extended the lease terms for our Terminal at JFK. The lease extension incorporates a long term lease for the approximately19 acres of former Terminal 6, property and provides for the construction of a new international arrivals facility to be adjoined to our existing Terminal 5, facility, the T5i Project. The term of this lease extension extends through 2042, with an option to terminate early in 2033. JetBlue will self-fund the estimated $175 million construction cost of this facility, which is expected to be completed in early 2015. Through March 31, 2013, total costs incurred for the T5i project were $25 million.
As of March 31, 2013, we had approximately $31 million in assets that serve as collateral for letters of credit related to certain of our leases, which are included in restricted cash, and expire at the end of the related lease terms. Additionally, we had $16 million pledged related to our workers compensation insurance policies and other business partner agreements, which will expire according to the terms of the related policies or agreements.
Environmental Liability
In 2012, during performance of environmental testing required in connection with the demolition of the existing passenger terminal buildings and closure of the defunct hydrant fuel systems on the Terminal 6 site at JFK, the presence of light non-aqueous phase petroleum liquid was discovered in certain subsurface monitoring wells on the property. Our lease with the Port Authority of New York and New Jersey, or PANYNJ, provides that, under certain circumstances, we may be responsible for investigating, delineating, and remediating such subsurface contamination, even if we are not necessarily the party that caused its release. We have engaged environmental consultants and legal counsel to assess the extent of the contamination and assist us in determining whether we are responsible for taking steps to remediate it. A preliminary estimate indicates costs of remediation could range from less than $1 million up to approximately $3 million. As of March 31, 2013, we have accrued $2 million for current estimates of remediation costs. However, as with any environmental contamination, there is the possibility this contamination could be more extensive than estimated at this early stage.
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
DOT tarmac delay. As described more fully in our 2012 Form 10-K, the Department of Transportation, or DOT, is currently investigating our diversion of five flights to Hartford, CT's Bradley International Airport, or Bradley, in October 2011 due to winter weather and the failure of major navigational equipment at New York City, or NYC, area airports.  Once on the ground, these five aircraft were each held on the tarmac in excess of three hours with customers and crew on board, a time limit which is beyond the limits proscribed by the DOT's Tarmac Delay Rule. As a result, the FAA has the statutory authority in this matter to assess monetary penalties against JetBlue of approximately $15 million.  Due to the circumstances surrounding the October 2011 day in question, including the unexpected weather conditions, the condition of NYC area airports as well as of Bradley, and the overall air traffic conditions on that day, as well as the discretion granted to the DOT by the regulation, we are unable to determine whether a fine will be assessed, and if so, the amount of such fine. We have issued compensation to the impacted customers in accordance with our Customer Bill of Rights, and are fully complying with all requests made by the DOT in the course of the investigation. We do not know when a final determination by the DOT will be made.

Employment Agreement Dispute.   In or around March 2010, attorneys representing a group of current and former pilots, or the Claimants', filed a Request for Mediation with the American Arbitration Association concerning a dispute over the interpretation of a provision of their individual JetBlue Airways Corporation Employment Agreement for Pilots, or Employment Agreement.  In their Fourth Amended Arbitration Demand, dated June 8, 2012, Claimants (approximately 944 current pilots and 26 former pilots) alleged that JetBlue breached the Base Salary provision of the Employment Agreement and sought back pay and related damages, for each of 2002, 2007 and 2009.  In July 2012, in response to JetBlue's partial Motion to Dismiss, the Claimants withdrew the 2002 claims. The Claimants have not specified an exact amount of damages sought. As such, we are unable to determine a range of potential loss at this time. However, pilot salaries currently represent approximately 40% of our total consolidated salaries and wages; therefore, any judgment in the Claimants' favor could have a material adverse impact on our results of operations, liquidity and/or financial condition.
Discovery was completed and expert reports were filed during the fourth quarter of 2012. An arbitration hearing was held in March 2013 and post-hearing briefs were filed in May 2013 with a decision expected in the near term. The Company continues to vigorously defend its interpretation of the Employment Agreements at issue.  While the outcome of any arbitration is uncertain, the Company believes the claims are without merit.

NOTE 8 —FINANCIAL DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT
As part of our risk management techniques, we periodically purchase over the counter energy derivative instruments and enter into fixed forward price agreements, or FFPs, to manage our exposure to the effect of changes in the price of aircraft fuel. Prices for the underlying commodities have historically been highly correlated to aircraft fuel, making derivatives of them effective at providing short-term protection against sharp increases in average fuel prices. We also periodically enter into jet fuel basis swaps for the differential between heating oil and jet fuel, to further limit the variability in fuel prices at various locations.
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
The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of March 31, 2013 related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

	Jet fuel swap agreements	Jet fuel cap agreements	Brent crude oil collars	Total
Second Quarter 2013	5%	5%	8%	18%
Third Quarter 2013	15%	8%	3%	26%
Fourth Quarter 2013	16%	8%	—	24%

In April 2013, we entered into jet fuel swap transactions representing an additional 3% of our forecasted consumption in each of the third and fourth quarter of 2013, and representing 7% of first quarter 2014 forecasted fuel consumption.
During 2013, we also entered into additional basis swap transactions to be settled later in 2013, which we did not designate as cash flow hedges for accounting and as a result we marked to market in earnings each period outstanding based on their current fair value. As of March 31, 2013, the fair value recorded for these contracts was a net liability of approximately $1 million. Additionally, we enter into FFPs which allow us to lock in the price of fuel for specified quantities and at specified locations in future periods. Of our remaining projected 2013 fuel requirements, 11% were managed with FFPs at March 31, 2013. In April 2013, we entered into additional FFP agreements covering 2% of our 2014 projected fuel consumption.
As of March 31, 2013, we determined certain of our derivatives no longer qualified for hedge accounting. As such, we prospectively discontinued the application of hedge accounting on a portion of our outstanding Brent crude oil agreements. Any incremental increase or decrease in the value of these contracts will be recognized in interest income and other in each period during 2013 until the contracts settle.
     Interest rate swaps: The interest rate hedges we had outstanding as of March 31, 2013 effectively swap floating rate for fixed rate, taking advantage of lower borrowing rates in existence at the time of the hedge transaction as compared to the date our original debt instruments were executed. As of March 31, 2013, we had $346 million in notional debt outstanding related to these swaps, which cover certain interest payments through August 2016. The notional amount decreases over time to match scheduled repayments of the related debt.
All of our outstanding interest rate swap contracts qualify as cash flow hedges in accordance with the Derivatives and Hedging topic of the Codification. Since all of the critical terms of our swap agreements match the debt to which they pertain, there was no ineffectiveness relating to these interest rate swaps in 2013 or 2012, and all related unrealized losses were deferred in accumulated other comprehensive loss. We recognized approximately $3 million and $2 million in additional interest expense as the related interest payments were made in each of the three months ended March 31, 2013 and 2012, respectively.
The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

	As of
	March 31, 2013	December 31, 2012
Fuel derivatives
Asset fair value recorded in prepaid expenses and other (1)	$2	$—
Liability fair value recorded in other accrued liabilities (1)	3	1
Longest remaining term (months)	9	9
Hedged volume (barrels, in thousands)	2,522	675
Estimated amount of existing losses expected to be reclassified into earnings in the next 12 months	(5)	(1)
Interest rate derivatives
Liability fair value recorded in other long term liabilities (2)	9	12
Estimated amount of existing losses expected to be reclassified into earnings in the next 12 months	(7)	(9)

	Three Months Ended March 31,
	2013	2012
Fuel derivatives
Hedge effectiveness gains recognized in aircraft fuel expense	$—	$9
Gains on derivatives not qualifying for hedge accounting recognized in other income (expense)	—	1
Hedge gains (losses) on derivatives recognized in comprehensive income	(3)	29
Percentage of actual consumption economically hedged	19%	26%
Interest rate derivatives
Hedge losses on derivatives recognized in comprehensive income	—	(1)
Hedge losses on derivatives recognized in interest expense	(3)	(2)
____________________________

(1)	Gross asset or liability of each contract prior to consideration of offsetting positions with each counterparty.

(2)	Gross liability, prior to impact of collateral posted.

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
We have master netting arrangements with our counterparties allowing us the right of offset to mitigate credit risk in derivative transactions. The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts. Our policy is to offset the liabilities represented by these contracts with any cash collateral paid to the counterparties. The impact of offsetting derivative instruments is depicted below (dollar amounts in millions):

	Gross Amount of Recognized		Gross Amount of	Net Amount Presented in Balance Sheet
	Assets	Liabilities	Cash Collateral Offset	Assets	Liabilities
As of March 31, 2013
Fuel derivatives	$2	$3	—	—	$1
Interest rate derivatives	—	9	9	—	—

As of December 31, 2012
Fuel derivatives	—	1	—	—	1
Interest rate derivatives	—	12	12	—	—

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of March 31, 2013 and December 31, 2012 (in millions).

	As of March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$209	$—	$—	$209
Restricted cash	4	—	—	4
Available-for-sale investment securities	68	172	—	240
Aircraft fuel derivatives	$—	$2	$—	2
	$281	$174	$—	$455
Liabilities
Aircraft fuel derivatives	$—	$3	$—	$3
Interest rate swap	—	9	—	9
	$—	$12	$—	$12

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$84	$—	$—	$84
Restricted cash	4	—	—	4
Available-for-sale investment securities	68	207	—	275
	$156	$207	$—	$363
Liabilities
Aircraft fuel derivatives	$—	$1	$—	$1
Interest rate swap	—	12	—	12
	$—	$13	$—	$13

Refer to Note 3 for fair value information related to our outstanding debt obligations as of March 31, 2013 and December 31, 2012.
Cash and cash equivalents: Our cash and cash equivalents include money market securities and commercial paper which are readily convertible into cash with maturities of 90 days or less when purchased, all of which are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.
Available-for-sale investment securities: Included in our available-for-sale investment securities are certificates of deposit and commercial paper with original maturities greater than 90 days but less than one year. The fair values of these instruments are based on observable inputs in non-active markets; which are therefore classified as Level 2 in the hierarchy. At March 31, 2013, we also held treasury bills with maturities greater than 90 days when purchased. The fair value of treasury bills are based on actively traded quoted market prices and are therefore classified as Level 1 in the hierarchy. We did not record any significant gains or losses on these securities during the three months ended March 31, 2013.
Aircraft fuel derivatives: Our aircraft fuel derivatives include jet fuel swaps, crude oil collars, and jet fuel caps which are not traded on public exchanges. Their fair values are determined using a market approach based on inputs that are readily available from public markets for commodities and energy trading activities; therefore, they are classified as Level 2 inputs. The data inputs are combined into quantitative models and processes to generate forward curves and volatilities related to the specific terms of the underlying hedge contracts.

Interest rate swaps:    The fair values of our interest rate swaps are based on inputs received from the related counterparty, which are based on observable inputs for active swap indications in quoted markets for similar terms. The fair values of these instruments are based on observable inputs in non-active markets which are therefore classified as Level 2 in the hierarchy.

NOTE 10 — LIVETV
LiveTV Commercial Agreements. LiveTV, our wholly owned subsidiary, provides inflight entertainment solutions for various commercial airlines. These solutions include equipment and related installation as well as agreements for ongoing service and support, which extend through 2021. We account for the equipment agreements as operating leases, with related revenue recognized ratably over the term of the related customer agreement. This determination is principally as a result of the long term nature of these agreements and the resulting uncertainties surrounding the total costs to provide ongoing equipment maintenance and upkeep throughout the contractual term. We account for payments for ongoing service and support ratably over the term of the related customer contract.

In 2011, one of LiveTV’s customers terminated its contract, paying termination fees of approximately $16 million. The provisions of the termination required that the LiveTV system be deactivated on all of the customer’s aircraft, an activity which both commenced and concluded within the first calendar quarter of 2012. Upon completing these deactivations, we recorded a gain of $8 million, which is reflected in other operating expenses. This gain represents the difference between the $16 million in termination proceeds received and the total net assets associated with this customer as well as deactivation costs incurred.

In April 2013, LiveTV received final approval from the Federal Communication Commission and sold the air-to-ground spectrum license previously granted by them along with other related assets for $9 million. We expect to record a gain of $7 million in the second quarter of 2013 in connection with this transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
First Quarter 2013 Highlights & Outlook

•	We reported our twelfth consecutive quarter of net income.

•
We generated $205 million in cash from operations while strengthening our balance sheet by making debt and capital lease payments of $52 million, ending the quarter with unrestricted cash and short term investments of $849 million.

•	We expanded our portfolio of commercial airline partnerships, adding one new airline partnership during the quarter, bringing our total to 23 airline partnerships as of March 31, 2013.

•	We invested in one new EMBRAER 190 aircraft, which was debt financed.

•	We commenced service to one new city during the first quarter of 2013.

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
Strengthening of our Balance Sheet
Throughout the quarter, we continued to focus on strengthening our balance sheet. We ended the quarter with unrestricted cash, cash equivalents and short-term investments at approximately 17% of trailing twelve months revenue. Throughout the quarter, we reduced our overall debt balance by $25 million. Additionally, we repurchased approximately 520,000 shares of our common stock for $3 million.
Airport Infrastructure Investments
We extended the lease terms for our Terminal 5 at JFK. The lease extension incorporates a long term lease for approximately 19 acres of the former Terminal 6 property and provides for the construction of a new 150,000 square foot international arrivals facility, including six international arrival gates, to be adjoined to our existing Terminal 5 facility. This new facility will result in increased efficiencies and will improve the overall experience for our customers who travel internationally.
Network Initiatives
We continue to make network adjustments in furtherance of our overall network growth plans. As Boston's largest carrier, we now offer service to nearly 50 non-stop destinations from Boston's Logan International Airport, more than any other carrier in Boston. Boston short-haul markets continued to be an important driver of profitable growth, driven in large part by our increased relevance to higher yielding corporate travelers. Throughout the quarter, we continued to see strength in our Boston business-oriented markets, driving both load factor and yield improvements.  We saw the strongest year over year PRASM improvements for the quarter in our transcon markets, driven by healthy increases in yield and load factor as well.
New Service
As part of our ongoing network initiatives and route optimization efforts, we continued to make schedule and frequency adjustments throughout the first quarter of 2013. During the quarter, we commenced service to one new destination: Charleston, South Carolina. Additionally, we have announced plans to begin service to the following destinations in the rest of 2013: Albuquerque, New Mexico, Philadelphia, Pennsylvania, Medellin, Colombia and Lima, Peru. Our growth also includes adding new routes between existing cities.
Ancillary Revenue Initiatives
Contributing to year over year revenue growth was record quarterly ancillary revenue per customer of $22, up 3% year over year.
Outlook for 2013
For the full year, we estimate our operating capacity to increase approximately 6% to 8% over 2012 with the addition of three Airbus A320 aircraft and six EMBRAER 190 aircraft to our operating fleet through the remainder of the year. We will also take delivery of our first four Airbus A321 aircraft in the latter part of the year. The entry into service date of the Airbus

A321 will depend on the timing and successful completion of the FAA certification process. Assuming fuel prices of $3.20 per gallon, net of our fuel hedging activity, our cost per available seat mile, CASM, for 2013 is expected to increase by 1.5% to 3.5% over 2012. This expected increase is primarily a result of continued maintenance cost pressures associated with the aging of our fleet and the acceleration of performance restorations of our higher flight hour EMBRAER 190 engines to improve operational reliability and extend time on wing. Additionally, salaries, wages and benefits are expected to increase due to the increasing tenure of our Crewmembers combined with efforts to maintain competitiveness of our compensation packages.

Results of Operations
First Quarter 2013 vs. 2012 Highlights

•	Revenues were negatively impacted in the first quarter of 2013 as a result of the cancellation of school vacations in the northeast over the President's Day travel period.

•	Operating capacity increased approximately 6% to 10.14 billion available seat miles in the first quarter of 2013.

•	Average fares for the quarter increased 2% to $163, our highest ever quarterly average fare.

•	Operating expenses per available seat mile increased 5% to 12.23 cents. Excluding fuel, our cost per available seat mile increased 7% year over year.
Operating Revenues

	Three Months Ended March 31,		Year-over-Year Change
(Revenues in millions)	2013	2012		%
Passenger Revenue	$1,186	$1,096	$90	8.3
Other Revenue	113	107	6	5.0
Operating Revenues	$1,299	$1,203	$96	8.0

Average Fare	$162.53	$159.93	$2.60	1.6
Yield per passenger mile (cents)	13.95	13.86	0.09	0.7
Passenger revenue per ASM (cents)	11.70	11.49	0.21	1.8
Operating revenue per ASM (cents)	12.81	12.62	0.19	1.5
Average stage length (miles)	1,092	1,077	15	1.4
Revenue passengers (thousands)	7,300	6,853	447	6.5
Revenue passenger miles (millions)	8,506	7,908	598	7.6
Available Seat Miles (ASMs) (millions)	10,140	9,536	604	6.3
Load Factor	83.9%	82.9%		1.0	pts.
We reported net income of $14 million for the three months ended March 31, 2013 compared to $30 million for the three months ended March 31, 2012. For the three months ended March 31, 2013 we had operating income of $59 million, a decrease of $30 million over the same period in 2012, and an operating margin of 4.5%, down 2.9 points from 2012. Diluted earnings per share were $0.05 for the first quarter quarter of 2013 compared to $0.09 for 2012.
We achieved year over year improvements in yield, fare, and load factor while growing capacity which is due in part to the shift in timing of the Passover and Easter Holidays which were in March of this year.
Our on-time performance, defined by the Department of Transportation, or DOT, as arrival within 14 minutes of schedule, was 73.3% in the first quarter quarter of 2013 compared to 81.9% for the same period in 2012; our completion factor was 98.5% and 99.8% in 2013 and 2012, respectively. Our on time performance remains challenged by our concentration of operations in the northeast United States, which contains some of the most congested and delay prone airports in the U.S. and the the unusually cold weather in the first quarter of this year.
Operating Expenses
In detail, operating costs per available seat mile were as follows (percent changes are based on unrounded numbers):

	Three Months Ended March 31,		Year-over-Year Change		per ASM
(dollars in millions)	2013	2012	$	%	2013	2012	% Change
Aircraft fuel and related taxes	$467	$433	$34	8.0	4.61	4.54	1.5
Salaries, wages and benefits	280	255	25	9.5	2.76	2.68	3.0
Landing fees and other rents	70	66	4	5.9	0.69	0.70	(0.4)
Depreciation and amortization	68	61	7	11.9	0.67	0.64	5.2
Aircraft rent	32	33	(1)	(2.3)	0.32	0.35	(8.2)
Sales and marketing	50	47	3	6.0	0.49	0.49	(0.3)
Maintenance materials and repairs	114	88	26	29.8	1.13	0.92	22.1
Other operating expenses	159	131	28	20.7	1.56	1.37	13.5
Total operating expenses	$1,240	$1,114	$126	11.3	12.23	11.69	4.6
Aircraft Fuel and Hedging
Aircraft fuel expense increased 8%, or $34 million, and represented approximately 40% of our total operating expenses. The increase in year-over-year average fuel cost per gallon resulted in $6 million of higher fuel expense. Additionally, we consumed nine million more gallons of aircraft fuel, resulting in $28 million of higher fuel expense. Gains upon settlement of effective fuel hedges during the first quarter of 2013 were insignificant versus $9 million in effective fuel hedge gains during the same period in 2012. Our average fuel cost per gallon was $3.29 for the first quarter of 2013 compared to $3.25 for the first quarter of 2012.
In addition to our fuel hedge portfolio, we also used fixed forward price agreements, or FFPs, which allow us to lock in the price of fuel for specified quantities and at specified locations in future periods to manage fuel price volatility. As of March 31, 2013, of our projected remaining 2013 fuel requirements, we had managed approximately 11% with FFPs. In April 2013, we entered into additional FFP agreements covering 2% of our 2014 projected fuel consumption.
Salaries, Wages and Benefits
In the first quarter of 2013, the average number of full-time equivalent employees increased by 4% resulting in an increase to salaries, wages and benefits. As a result of increased wages, our 5% retirement contribution, which we refer to as Retirement Plus, to all of our eligible Crewmembers increased by $1 million. During 2012, we also introduced a Retirement Advantage program, providing an additional 3% retirement contribution for certain of our FAA-licensed Crewmembers, which resulted in $2 million of increased expense in the quarter.
Depreciation and Amortization
Depreciation and amortization increased 12%, or $7 million, primarily due to having an average of 120 owned and capital leased aircraft in 2013 compared to 110 in 2012.
Maintenance Materials and Repairs
Maintenance materials and repairs increased 30%, or $26 million, primarily due to EMBRAER 190 aircraft engine removals and performance restorations which resulted in approximately $20 million of unexpected expense. Additional increases are due to an average of 10 additional aircraft in 2013 compared to the same period in 2012 and the aging of our fleet, which has resulted in more costly heavy maintenance checks. As of March 31, 2013, our oldest operating aircraft has an average age of 13.3 years and the average age of our fleet increased to 6.9 years compared to 6.2 years as of March 31, 2012.
Other Operating Expenses
Other operating expenses increased due to the increase in certain variable costs as result of the colder weather conditions experienced in the northeast during the first quarter of 2013 as compared to 2012. In addition, LiveTV recorded an $8 million gain related to the termination of a customer contract in the first quarter of 2012.

The following table sets forth our operating statistics for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012	Percent Change
Operating Statistics:
Revenue passengers (thousands)	7,300	6,853	6.5
Revenue passenger miles (millions)	8,506	7,908	7.6
Available seat miles (ASMs) (millions)	10,140	9,536	6.3
Load factor	83.9%	82.9%	1.0	pts
Aircraft utilization (hours per day)	11.9	11.6	1.9

Average fare	$162.53	$159.93	1.6
Yield per passenger mile (cents)	13.95	13.86	0.7
Passenger revenue per ASM (cents)	11.70	11.49	1.8
Operating revenue per ASM (cents)	12.81	12.62	1.5
Operating expense per ASM (cents)	12.23	11.69	4.6
Operating expense per ASM, excluding fuel (cents)	7.62	7.15	6.6
Operating expense per ASM, excluding fuel & profit sharing (cents) (1)	7.62	7.15	6.6
Airline operating expense per ASM (cents) (2)	12.06	11.59	4.1

Departures	66,773	63,546	5.1
Average stage length (miles)	1,092	1,077	1.4
Average number of operating aircraft during period	180.3	170.3	5.8
Average fuel cost per gallon	$3.29	$3.25	1.3
Fuel gallons consumed (millions)	142	133	6.6
Full-time equivalent employees at period end (2)	12,385	11,965	3.5
__________________________

(1)	Refer to our “Regulation G Reconciliations” note below for more information on this non-GAAP measure.

(2)	Excludes operating expenses and employees of LiveTV, LLC, which are unrelated to our airline operations.
Although we experienced revenue growth in 2013, this trend may not continue. We expect our expenses to continue to increase as we acquire additional aircraft, as our fleet ages and as we expand the frequency of flights in existing markets and enter into new markets. Accordingly, the comparison of the financial data for the quarterly periods presented may not be meaningful. In addition, we expect our operating results to fluctuate significantly from quarter-to-quarter in the future as a result of various factors, many of which are outside of our control. Consequently, we believe quarter-to-quarter comparisons of our operating results may not necessarily be meaningful; you should not rely on our results for any one quarter as an indication of our future performance.

Liquidity and Capital Resources
The airline business is capital intensive. Our ability to successfully execute our profitable growth plans is largely dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business is dependent on maintaining sufficient liquidity. We believe we have adequate resources from a combination of cash and cash equivalents and investment securities on hand and available lines of credit. As of March 31, 2013, we had 11 unencumbered A320 aircraft and nine unencumbered spare engines which we believe could be an additional source of liquidity, if necessary.
We intend to continue to be diligent with our liquidity, maintaining financial flexibility and allowing for prudent capital spending, which in turn we expect to lead to improved returns for our shareholders. As described in Note 3, we obtained a new $350 million revolving credit facility, which is secured in part by our airport take-off and landing slots at certain domestic airports. We believe this action, which brings total credit lines to $550 million, is consistent with our efforts to right-size our cash balance, in line with our focus on Return on Invested Capital, or ROIC. In addition, we recently refinanced approximately $42 million in municipal bonds secured by our training center and hangar in Orlando, which we anticipate will result in roughly $1 million in annual interest savings.
At March 31, 2013, we had unrestricted cash and cash equivalents of $346 million and short-term investments of $503 million compared to cash and cash equivalents of $182 million and short-term investments of $549 million at December 31, 2012. As of March 31, 2013, our unrestricted cash, cash equivalents and short-term investments as a percentage of trailing twelve months revenue was approximately 17%. We rely primarily on operating cash flows to provide working capital for current and future operations. Cash flows from operating activities were $205 million and $292 million for the three months ended March 31, 2013 and 2012, respectively. The decrease in operating cash flows is primarily attributable to lower working capital.
     Investing Activities. During the three months ended March 31, 2013, capital expenditures related to our purchase of flight equipment included $29 million for one aircraft, $9 million for flight equipment deposits and $10 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases, facilities improvements and LiveTV inflight-entertainment equipment inventory were $35 million. Investing activities also include the net purchase of $82 million in investment securities.
During the three months ended March 31, 2012, capital expenditures related to our purchase of flight equipment included $103 million for one Airbus A320 aircraft, two EMBRAER 190 aircraft and three spare engines, $15 million for flight equipment deposits and $5 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases, facilities improvements and LiveTV inventory were $61 million, which includes $32 million for the 16 slots we purchased at LaGuardia International Airport and Ronald Reagan International Airport in 2011. Investing activities also included the net proceeds from the sale and maturities of $15 million in investment securities.
     Financing Activities. Financing activities for the three months ended March 31, 2013 consisted of (1) scheduled maturities of $52 million of debt and capital lease obligations, (2) our issuance of $24 million in non-public floating rate equipment notes secured by one aircraft, (3) the repayment of $3 million in principal related to our construction obligation for Terminal 5 and (4) the acquisition of $7 million in treasury shares related to our share repurchase program and the withholding of taxes upon the vesting of restricted stock units.
We may in the future issue, in one or more public offerings, debt securities, pass-through certificates, common stock, preferred stock and/or other securities.
Financing activities for the three months ended March 31, 2012 consisted of (1) scheduled maturities of $47 million of debt and capital lease obligations, (2) the repayment of $88 million under our corporate purchasing line, (4) the repayment of $6 million in principal related to our construction obligation for Terminal 5 and (5) the acquisition of $3 million in treasury shares related to the withholding of taxes upon the vesting of restricted stock units.
     Working Capital. We had a working capital deficit of $676 million at March 31, 2013, compared to a working capital deficit of $508 million at December 31, 2012. Working capital deficits can be customary in the airline industry since air traffic liability is classified as a current liability. Included in our working capital deficit is $188 million of indebtedness related to our aircraft EETCs due in the first quarter of 2014. Also contributing to our working capital deficit as of March 31, 2013 is $98 million in marketable investment securities classified as long-term assets.
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
Our scheduled debt maturities are expected to increase over the next five years, with a scheduled peak in 2014 of nearly $575 million. We will continue to actively manage our debt balances opportunistically by pre-purchasing outstanding debt when market conditions and terms are favorable. Additionally, our unencumbered assets, including 11 A320 aircraft, allows us some flexibility in managing our cost of debt and capital requirements.

Contractual Obligations
Our noncancelable contractual obligations at March 31, 2013, include the following (in millions):

	Payments due in
	Total	2013	2014	2015	2016	2017	Thereafter
Long-term debt and capital lease obligations (1)	3,407	$439	$675	$344	$529	$239	$1,181
Lease commitments	1,474	148	194	191	126	114	701
Flight equipment purchase obligations	4,965	320	525	745	765	575	2,035
Financing obligations and other (2)	3,099	358	414	386	324	313	1,304
Total	$12,945	$1,265	$1,808	$1,666	$1,744	$1,241	$5,221
____________________________

(1)	Includes actual interest and estimated interest for floating-rate debt based on March 31, 2013 rates.

(2)	Amounts include noncancelable commitments for the purchase of goods and services.
We are subject to certain collateral ratio requirements in our spare parts pass-through certificates and spare engine financing issued in November 2006 and December 2007, respectively. As a result of lower spare parts inventory balances and the associated reduced third party valuation of these parts, we were not in compliance with these covenants as of March 31, 2013. As a result, subsequent to the first quarter, we pledged as new collateral a previously unencumbered spare engine with a carrying value of approximately $7 million and elected to redeem $2 million of the enhanced equipment notes to be settled in April 2013. As of March 31, 2013 we were in compliance with all of our other covenants.
We have approximately $31 million of restricted cash pledged under standby letters of credit related to certain of our leases which will expire at the end of the related lease terms.As of March 31, 2013, we operated a fleet of 127 Airbus A320 aircraft and 54 EMBRAER 190 aircraft, of which 117 were owned, 60 were leased under operating leases and four were leased under capital leases. Eleven of the 117 owned aircraft were unencumbered as of March 31, 2013. The average age of our operating fleet was 6.9 years at March 31, 2013. During 2012, we extended the date for which we may elect not to further amend our purchase agreement for the order of a new EMBRAER 190 variant to July 31, 2013. If the new variant is not elected, seven EMBRAER 190 aircraft we previously deferred may either be returned to their previously committed to delivery dates in 2013 and 2014 or canceled and subject to cancellation fees.
As of March 31, 2013, we had on order 14 Airbus A320 aircraft, 30 Airbus A321 aircraft, 40 Airbus A320 neo aircraft and 30 EMBRAER 190 aircraft as follows:

	Firm
Year	Airbus A320	Airbus A321	Airbus A320 neo	EMBRAER 190	Total
2013	3	4	—	6	13
2014	—	9	—	1	10
2015	—	10	—	7	17
2016	3	7	—	8	18
2017	8	—	—	5	13
2018	—	—	10	3	13
2019	—	—	10	—	10
2020	—	—	10	—	10
2021	—	—	10	—	10
Total	14	30	40	30	114

Committed expenditures for our 114 firm aircraft and 10 spare engines include estimated amounts for contractual price escalations and predelivery deposits. Debt financing has been arranged for our remaining EMBRAER 190 firm aircraft delivery scheduled for 2013. We may pay cash for the remaining deliveries scheduled in 2013, unless debt financing is available on favorable borrowing terms relative to our weighted average cost of debt. Although we believe debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot give any assurance that we will be able to secure financing on attractive terms, if at all. While these financings may or may not result in an increase in liabilities on our balance sheet, our fixed costs will increase significantly regardless of the financing method ultimately chosen. To the extent we cannot secure financing on terms we deem attractive, we may be required to pay in cash, further modify our aircraft acquisition plans or incur higher than anticipated financing costs. Capital expenditures for facility improvements, spare parts, aircraft improvements, and ground purchases are expected to be approximately $270 million for the remainder of 2013.
In November 2005, we executed a 30-year lease agreement with the PANYNJ, for the construction and operation of T5 which became our principal base of operations at JFK in October 2008. For financial reporting purposes only, this lease is being accounted for as a financing obligation because we did not qualify for sale-leaseback accounting due to our continuing involvement in the property following its construction. JetBlue has committed to rental payments under the lease, which are included as part of lease commitments in the contractual obligations table above. Facility rents commenced with our beneficial occupancy of the new terminal in 2008 and are included as part of “financing obligations and other” in the contractual obligations table above. In March 2013, we extended the lease terms with the PANYNJ to 2042, with the option for early termination in 2033. The minimum rents associated with this lease extension are also reflected in the table above.
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
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates included in our 2012 Form 10-K.
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
Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. You should understand that many important factors, in addition to those discussed or incorporated by reference in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Potential factors that could affect our results include, in addition to others not described in this report, those described in Item 1A of our 2012 Form 10-K under "Risks Related to JetBlue" and "Risks Associated with the Airline Industry" and part II of this Report. In light of these risks and uncertainties, the forward-looking events discussed in this Report might not occur.
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

Regulation G Reconciliations
Consolidated operating cost per available seat mile, excluding fuel and profit sharing (CASM ex-fuel and profit sharing) is a non-GAAP financial measure that we use as a measure of our performance.
 CASM is a common metric used in the airline industry.  We exclude aircraft fuel and related taxes and profit sharing from operating cost per available seat mile to determine CASM ex-fuel and profit sharing. We believe that CASM ex-fuel and profit sharing provides investors the ability to measure financial performance excluding items beyond our control, such as (i) fuel costs, which are subject to many economic and political factors beyond our control, and (ii) profit sharing, which is sensitive to volatility in earnings.  We believe this measure is more indicative of our ability to manage costs and is more comparable to measures reported by other major airlines.  We are unable to reconcile projected CASM ex-fuel and profit sharing as the nature or amount of excluded items are only estimated at this time.
We believe this non-GAAP measure provides a more meaningful comparison of our results to others in the airline industry and our prior year results.  Investors should consider this non-GAAP financial measure in addition to, and not as a substitute for, our financial performance measures prepared in accordance with GAAP.  Further, our non-GAAP information may be different from the non-GAAP information provided by other companies.

RECONCILIATION OF OPERATING EXPENSE PER ASM, EXCLUDING FUEL AND PROFIT SHARING
(unaudited)
	Three Months Ended March 31,
	2013		2012
(dollars in million, per ASM data in cents)	$	per ASM	$	per ASM
Total operating expenses	$1,240	12.23	$1,114	11.69
Less: Aircraft fuel and related taxes	467	4.61	433	4.54
Operating expenses, excluding fuel	773	7.62	681	7.15
Less: Profit sharing	—	—	—	—
Operating expense, excluding fuel & profit sharing	$773	7.62	$681	7.15

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2012 Form 10-K, except as follows:
     Aircraft Fuel. Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the March 31, 2013 cost per gallon of fuel. Based on our projected twelve month fuel consumption and including the impact of our hedging position, such an increase would result in an increase to aircraft fuel expense of approximately $199 million in 2013, compared to an estimated $190 million for 2012 measured as of March 31, 2012. As of March 31, 2013, we had hedged approximately 23% of our expected remaining 2013 fuel requirements using Brent crude oil collars, jet fuel swaps and cap agreements. See Note 8 to our unaudited condensed consolidated financial statements for additional information.
     Fixed Rate Debt. On March 31, 2013, our $285 million aggregate principal amount of convertible debt had an estimated fair value of $456 million, based on quoted market prices.
Interest. Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments. The interest rate is fixed for $1.70 billion of our debt and capital lease obligations, with the remaining $1.12 billion having floating interest rates. As of March 31, 2013, if interest rates were, on average, 100 basis points higher in 2013 than they were during 2012, our annual interest expense would increase by approximately $15 million. This is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
If interest rates average 10% lower in 2013 than they did during 2012, our interest income from cash and investment balances would remain relatively constant. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents and investment securities balances at March 31, 2013 and December 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES
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
In connection with the preparation of this Report, our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on, and as of the date of, that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2013.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the fiscal quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business, we are party to various legal proceedings and claims which we believe are incidental to the operation of our business. Refer to Note 7-Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS
The following is an update to Item 1A Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2012, or our 2012 Form 10-K. For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to our 2012 Form 10-K.
The impact of federal sequester budget cuts mandated by the Budget Control Act of 2011 may adversely affect our industry, business, results of operations and financial position.
On April 16, 2013, the Federal Aviation Administration, or FAA, imposed furloughs mandated by the Budget Control Act of 2011, which included reduced staffing of air traffic controllers.  This action resulted in increased delays, reduced arrival rates and flight cancellations across the airline industry and impacting the flying public for approximately one week until Congress passed legislation allowing the FAA to redirect other funds to cover staffing for air traffic controllers.  Much of our airline operations are controlled by governmental agencies, including the FAA, Customs and Border Protection and Transportation Security Administration and others.  Should mandatory furloughs and other budget constraints resulting from the Budget Control Act of 2011 continue for an extended period of time, our business operations could be negatively impacted.  The travel behaviors of the flying public could also be affected, which may materially adversely impact our industry and our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

REPURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 2013	257,725	$5.90	257,725
February 2013	261,200	5.89	261,200
March 2013	—	—	—
Total	518,925	$5.90	518,925	20,403,430

__________________________
(1) In September 2012, the Board had previously authorized a total five year share repurchase program of up to 25 million shares. As of March 31, 2013, 20.4 million shares remain available for repurchase under the program. The program may be commenced or suspended from time to time without prior notice. The shares repurchased under our share repurchase program were purchased in open market transactions and are held as treasury stock.

ITEM 6. EXHIBITS
Exhibits: See accompanying Exhibit Index included after the signature page of this Report for a list of the exhibits filed or furnished with this Report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)
Date:	May 8, 2013	By:	/s/ DONALD DANIELS
Vice President, Controller and Chief Accounting Officer(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
10.20(a)	Supplement No. 3 to Agreement of Lease, dated July 1, 2012 between The Port Authority of New York and New Jersey and JetBlue Airways Corporation

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Certification Pursuant to Section 1350, furnished herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________________