Form 10-Q/A
period 2013-03-31
JETBLUE AIRWAYS CORP
filed 2013-05-10
CIK 1158463

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for JetBlue Airways Corporation for the period ended March 31, 2013 filed with the Securities and Exchange Commission on May 9, 2013 (Form 10-Q) is to furnish the correct version of Exhibit 31.1, 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer, Exhibit 31.2, 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer and Exhibit 32, Certification Pursuant to Section 1350 (the Exhibits) included in Item 6 of the Form 10-Q in place of versions which did not correctly reference the Form 10-Q. The correct Exhibits were prepared timely and accurately and were appropriately reviewed and signed prior to the original filing.  In addition, we are updating the Exhibit Index to include 101.DEF XBRL Taxonomy Extension Definition Linkbase Document, which was inadvertently omitted from the index.  This Amendment No. 1 only affects the Exhibits and the Exhibit Index and does not otherwise change or update the disclosures or financial information set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

JetBlue Airways Corporation
FORM 10-Q
INDEX

Page #’s
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	4
Condensed Consolidated Balance Sheets — March 31, 2013 and December 31, 2012	4
Consolidated Statements of Operations — Three Months Ended March 31, 2013 and 2012	6
Consolidated Statements of Comprehensive Income — Three Months Ended March 31, 2013 and 2012	7
Condensed Consolidated Statements of Cash Flows — Three Months Ended March 31, 2013 and 2012	8
Notes to Condensed Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered sales of equity securities and use of proceeds	28
Item 6. Exhibits	29
EX-10.20(a)
EX-12.1
EX-31.1
EX-31.2
EX-31.3
EX-31.4
EX-32
EX-32.1
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

JETBLUE AIRWAYS CORPORATION
(Registrant)
Date:	May 10, 2013	By:	/s/ DONALD DANIELS
Vice President, Controller and Chief Accounting Officer(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
10.20(a)	Supplement No. 3 to Agreement of Lease, dated July 1, 2012 between The Port Authority of New York and New Jersey and JetBlue Airways Corporation

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

31.3	13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.4	13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Certification Pursuant to Section 1350, furnished herewith.

32.1	Certification Pursuant to Section 1350, furnished herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________________