Form 10-Q
period 2013-06-30
JETBLUE AIRWAYS CORP
filed 2013-08-07
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐           No ☑
As of July 31, 2013, there were 282,326,947 shares outstanding of the registrant’s common stock, par value $.01.

JetBlue Airways Corporation
FORM 10-Q
INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets — June 30, 2013 and December 31, 2012	3
Consolidated Statements of Operations — Three and Six Months Ended June 30, 2013 and 2012	5
Consolidated Statements of Comprehensive Income — Three and Six Months Ended June 30, 2013 and 2012	6
Condensed Consolidated Statements of Cash Flows — Six Months Ended June 30, 2013 and 2012	7
Notes to Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered sales of equity securities and use of proceeds	28
Item 5. Other Information	28
Item 6. Exhibits	29
EX-10.1
EX-10.2
EX-10.3
EX-10.17(p)
EX-10.17(q)
EX-10.17(r)
EX-12.1
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except share data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$333	$182
Investment securities	534	549
Receivables, less allowance	160	106
Prepaid expenses and other	298	263
Total current assets	1,325	1,100
PROPERTY AND EQUIPMENT
Flight equipment	5,388	5,168
Predelivery deposits for flight equipment	335	338
	5,723	5,506
Less accumulated depreciation	1,086	995
	4,637	4,511
Other property and equipment	615	585
Less accumulated depreciation	234	221
	381	364
Assets constructed for others	561	561
Less accumulated depreciation	105	93
	456	468
Total property and equipment	5,474	5,343
OTHER ASSETS
Investment securities	76	136
Restricted cash	50	51
Other	443	440
Total other assets	569	627
TOTAL ASSETS	$7,368	$7,070

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except share data)

	June 30, 2013	December 31, 2012
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$176	$153
Air traffic liability	902	693
Accrued salaries, wages and benefits	146	172
Other accrued liabilities	251	196
Current maturities of long-term debt and capital leases	647	394
Total current liabilities	2,122	1,608
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	2,173	2,457
CONSTRUCTION OBLIGATION	508	514
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	512	481
Other	121	122
	633	603
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900,000,000 shares authorized, 333,202,624 and 330,589,532 shares issued and 282,326,947 and 281,007,806 shares outstanding at June 30, 2013 and December 31, 2012, respectively	3	3
Treasury stock, at cost; 50,875,677 and 49,581,726 shares at June 30, 2013 and December 31, 2012, respectively	(42)	(35)
Additional paid-in capital	1,504	1,495
Retained earnings	483	433
Accumulated other comprehensive loss	(16)	(8)
Total stockholders’ equity	1,932	1,888
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,368	$7,070

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
OPERATING REVENUES
Passenger	$1,222	$1,171	$2,408	$2,267
Other	113	106	226	213
Total operating revenues	1,335	1,277	2,634	2,480
OPERATING EXPENSES
Aircraft fuel and related taxes	465	450	932	883
Salaries, wages and benefits	279	265	559	520
Landing fees and other rents	80	72	150	138
Depreciation and amortization	71	63	139	124
Aircraft rent	33	33	65	66
Sales and marketing	53	54	103	101
Maintenance materials and repairs	111	85	225	173
Other operating expenses	141	125	300	256
Total operating expenses	1,233	1,147	2,473	2,261
OPERATING INCOME	102	130	161	219
OTHER INCOME (EXPENSE)
Interest expense	(42)	(44)	(83)	(89)
Capitalized interest	4	2	7	4
Interest income and other	(4)	(2)	(2)	1
Total other expense	(42)	(44)	(78)	(84)
INCOME BEFORE INCOME TAXES	60	86	83	135
Income tax expense	24	34	33	53
NET INCOME	$36	$52	$50	$82
EARNINGS PER COMMON SHARE:
Basic	$0.13	$0.19	$0.18	$0.29
Diluted	$0.11	$0.16	$0.16	$0.25

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
NET INCOME	$36	$52	$50	$82
Changes in fair value of derivative instruments, net of reclassifications into earnings	(13)	(32)	(13)	(12)
Tax effect	5	12	5	4
Total other comprehensive loss	(8)	(20)	(8)	(8)
COMPREHENSIVE INCOME	$28	$32	$42	$74

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in millions)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$50	$82
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	31	50
Depreciation	123	112
Amortization	23	18
Stock-based compensation	6	7
(Gain) loss on sale of assets, debt extinguishment, and customer contract termination	4	(20)
Collateral (paid) returned for derivative instruments	2	(9)
Changes in certain operating assets and liabilities	164	239
Other, net	(1)	11
Net cash provided by operating activities	402	490
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(267)	(314)
Predelivery deposits for flight equipment	(10)	(32)
Proceeds from the sale and disposition of assets	8	46
Purchase of available-for-sale securities	(290)	(210)
Sale of available-for-sale securities	309	243
Purchase of held-to-maturity investments	(110)	(207)
Proceeds from the maturities of held-to-maturity investments	162	200
Other, net	(3)	11
Net cash used in investing activities	(201)	(263)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	4	6
Issuance of long-term debt	163	108
Short-term borrowings and lines of credit	190	—
Repayment of long-term debt and capital lease obligations	(199)	(266)
Repayment of short-term borrowings and lines of credit	(190)	(88)
Other, net	(18)	(8)
Net cash used in financing activities	(50)	(248)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	151	(21)
Cash and cash equivalents at beginning of period	182	673
Cash and cash equivalents at end of period	$333	$652

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2013

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
These condensed consolidated financial statements are unaudited and have been prepared by us following the rules and regulations of the Securities and Exchange Commission (the SEC), and, in our opinion, reflect all adjustments including normal recurring items which are necessary to present fairly the results for interim periods. Our revenues are recorded net of excise and other related taxes in our condensed consolidated statements of operations.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations; however, we believe that the disclosures are adequate to make the information presented not misleading. During the six months ended June 30, 2013, we recorded $4 million of  maintenance expense and $2 million in other operating expenses that should have been recorded in prior years. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year.
Investment securities
Investment securities consist of available-for-sale investment securities and held-to-maturity investment securities. When sold, we use a specific identification method to determine the cost of the securities.
Held-to-maturity investment securities. The contractual maturities of the corporate bonds we held as of June 30, 2013 were no greater than 24 months. We did not record any significant gains or losses on these securities during the three or six months ended June 30, 2013 and 2012. The estimated fair value of these investments approximated their carrying value as of June 30, 2013 and December 31, 2012.
The carrying values of investment securities consisted of the following at June 30, 2013 and December 31, 2012 (in millions):

	June 30, 2013	December 31, 2012
Available-for-sale securities
Time deposits	$70	$65
Treasury bills	—	68
Commercial paper	186	142
	256	275
Held-to-maturity securities
Corporate bonds	257	313
Government bonds	40	40
Time deposits	57	57
	354	410
Total	$610	$685

Loyalty Program
In June 2013, we modified our loyalty program, TrueBlue, so points earned by members never expire. Our estimate for points breakage, or the points we expect will go unused, has been reduced resulting in a $5 million reduction in revenue and corresponding increase in air traffic liability.
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

NOTE 2 — SHARE-BASED COMPENSATION
During the six months ended June 30, 2013, 2.0 million restricted stock units vested under the 2011 Incentive Compensation Plan and the Amended and Restated 2002 Stock Incentive Plan.

NOTE 3 — LONG TERM DEBT, SHORT TERM BORROWINGS, AND CAPITAL LEASE OBLIGATIONS
Short Term Borrowings
CitiBank Line of Credit. On April 23, 2013, we entered into a Credit and Guaranty Agreement that consists of a $350 million revolving credit and letter of credit facility with Citibank, N.A. as the administrative agent which terminates in 2016. Borrowings under the Credit Facility bear interest at a variable rate equal to LIBOR, plus a margin. The Credit Facility is secured by take-off and landing slots at John F. Kennedy International Airport, or JFK, Newark Liberty International Airport, LaGuardia Airport and Ronald Reagan Washington National Airport and certain other assets. As of June 30, 2013, we did not have an outstanding balance under any of our credit facilities.
GOAA Bonds. In April 2013, the Greater Orlando Aviation Authority issued $42 million special purpose airport facility revenue bonds to refund bonds issued in 2005. The proceeds from the refunded bonds were loaned to us and we recorded the issuance of $43 million, net of $1 million premium, as long term debt on our consolidated balance sheet.
Other Indebtedness
During the six months ended June 30, 2013, we issued $120 million, net of discount, in fixed rate equipment notes due through 2025, which are secured by five aircraft.
Aircraft, engines and other equipment and facilities having a net book value of $3.59 billion at June 30, 2013 have been pledged as security under various loan agreements. As of June 30, 2013, we owned 15 unencumbered Airbus A320 aircraft, one E190 aircraft, and nine spare engines.
Our outstanding long-term debt and capital lease obligations were reduced by $152 million as a result of scheduled principal payments made during the six months ended June 30, 2013.
At June 30, 2013, the weighted average interest rate of all of our long-term debt was 4.5% and scheduled maturities were $251 million for the remainder of 2013, $578 million in 2014, $267 million in 2015, $464 million in 2016, $191 million in 2017 and $1.07 billion thereafter.

The carrying amounts and estimated fair values of our long-term debt at June 30, 2013 and December 31, 2012 were as follows (in millions):

	June 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Public Debt
Floating rate enhanced equipment notes
Class G-1, due through 2016	$155	$150	$173	$164
Class G-2, due 2014 and 2016	373	354	373	351
Class B-1, due 2014	49	48	49	48
Fixed rate special facility bonds, due through 2036	78	73	82	82
6.75% convertible debentures due in 2039	162	237	162	225
5.5% convertible debentures due in 2038	123	186	123	173

Non-Public Debt
Floating rate equipment notes, due through 2025	752	750	816	776
Fixed rate equipment notes, due through 2026	1,018	1,109	960	1,050

Total	$2,710	$2,907	$2,738	$2,869
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

NOTE 4 — ACCUMULATED OTHER COMPREHENSIVE LOSS
Comprehensive income includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting. A rollforward of the amounts included in accumulated other comprehensive loss, net of taxes, for the three and six months ended June 30, 2013 is as follows (in millions):

	Aircraft Fuel Derivatives (1)	Interest Rate Swaps (2)	Total
Beginning accumulated losses, at March 31, 2013	$(3)	$(5)	$(8)
Reclassifications into earnings (net of $2 of taxes)	2	1	3
Change in fair value (net of $7 of taxes)	(11)	—	(11)
Ending accumulated losses, at June 30, 2013	$(12)	$(4)	$(16)

	Aircraft Fuel Derivatives (1)	Interest Rate Swaps (2)	Total
Beginning accumulated losses, at December 31, 2012	$(1)	$(7)	$(8)
Reclassifications into earnings (net of $3 of taxes)	2	3	5
Change in fair value (net of $8 of taxes)	(13)	—	(13)
Ending accumulated losses, at June 30, 2013	$(12)	$(4)	$(16)
__________________________
(1) Reclassified to aircraft fuel expense
(2) Reclassified to interest expense
NOTE 5 — EARNINGS PER SHARE
The following table shows how we computed basic and diluted earnings per common share (dollars in millions; share data in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator
Net income	$36	$52	$50	$82
Effect of dilutive securities:
Interest on convertible debt, net of income taxes and profit sharing	3	3	5	5
Net income applicable to common stockholders after assumed conversions for diluted earnings per share	$39	$55	$55	$87
Denominator
Weighted average shares outstanding for basic earnings per share	280,621	282,494	280,194	281,850
Effect of dilutive securities:
Employee stock options	1,798	717	1,730	880
Convertible debt	60,574	60,575	60,574	60,575
Adjusted weighted average shares outstanding and assumed conversions for diluted earnings per share	342,993	343,786	342,498	343,305

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Shares excluded from EPS calculation (in millions)
Shares issuable upon exercise of outstanding stock options or vesting of restricted stock units as assumed exercise would be antidilutive	13.5	20.5	15.5	22.0
As of June 30, 2013, a total of approximately 1.4 million shares of our common stock, which were lent to our share borrower pursuant to the terms of our share lending agreement, as described more fully in Note 2 to our 2012 Form 10-K, were issued and outstanding for corporate law purposes. Holders of the borrowed shares have all the rights of a holder of our common stock. However, because the share borrower must return all borrowed shares to us (or identical shares or, in certain circumstances of default by the counterparty, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings per share. The fair value of similar common shares not subject to our share lending arrangement, based upon our closing stock price at June 30, 2013, was approximately $9 million.

NOTE 6 — EMPLOYEE RETIREMENT PLAN
We sponsor a retirement savings 401(k) defined contribution plan, or the Plan, covering all of our employees. In addition to matching employee contributions of up to 5% of eligible wages, the Plan also includes a discretionary contribution of 5% of eligible non-management wages referred to as Retirement Plus. Our non-management employees are also eligible to receive profit sharing, calculated as 15% of adjusted pre-tax income reduced by the Retirement Plus contributions. Certain of our FAA-licensed employees receive an additional contribution of 3% of eligible compensation, which we refer to as Retirement Advantage. Total 401(k) company match, Retirement Plus, profit sharing, and Retirement Advantage expensed for the three months ended June 30, 2013 and 2012 was $20 million and $23 million, respectively. Total expensed for the Plan for the six months ended June 30, 2013 and 2012 was $41 million and $40 million, respectively.

NOTE 7 — COMMITMENTS AND CONTINGENCIES
As of June 30, 2013, including the effects of amendments to our EMBRAER purchase agreement in the second quarter of 2013, our firm aircraft orders consisted of 14 Airbus A320 aircraft, 30 Airbus A321 aircraft, 40 Airbus A320 new engine option (A320neo) aircraft, 25 EMBRAER 190 aircraft and 10 spare engines scheduled for delivery through 2021. Committed expenditures for these aircraft, including the related flight equipment and estimated amounts for contractual price escalations and predelivery deposits, were approximately $185 million for the remainder of 2013, $525 million in 2014, $745 million in 2015, $765 million in 2016, $575 million in 2017 and $2.04 billion thereafter.
In March 2013, we extended the lease terms for our Terminal at JFK. The lease extension incorporates a long term lease for the approximately 19 acres of former Terminal 6, property and provides for the construction of a new international arrivals facility to be adjoined to our existing Terminal 5 facility, the T5i Project. The term of this lease extension extends through 2042, with an option to terminate early in 2033. JetBlue is self-funding the estimated $175 million construction cost of this facility, which is expected to be completed in early 2015. Through June 30, 2013, total costs incurred for the T5i Project were $42 million.
As of June 30, 2013, we had approximately $31 million in assets that serve as collateral for letters of credit related to certain of our leases, which are included in restricted cash, and expire at the end of the related lease terms. Additionally, we had $19 million pledged related to our workers compensation insurance policies and other business partner agreements, which will expire according to the terms of the related policies or agreements.
Environmental Liability
In 2012, during performance of environmental testing required in connection with the demolition of the existing passenger terminal buildings and closure of the defunct hydrant fuel systems on the Terminal 6 site at JFK, the presence of light non-aqueous phase petroleum liquid was discovered in certain subsurface monitoring wells on the property. Our lease with the Port Authority of New York and New Jersey (PANYNJ), provides that, under certain circumstances, we may be responsible for investigating, delineating, and remediating such subsurface contamination, even if we are not necessarily the party that caused its release. We have engaged environmental consultants and legal counsel to assess the extent of the contamination and assist us in determining whether we are responsible for taking steps to remediate it. A preliminary estimate indicates costs of remediation could range from less than $1 million up to approximately $3 million. As of June 30, 2013, we have accrued $2 million for current estimates of remediation costs. However, as with any environmental contamination, there is the possibility this contamination could be more extensive than estimated at this early stage. We have a pollution insurance policy that protects us against these types of environmental liabilities, which we expect will mitigate some of our exposure in this matter.
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

DOT tarmac delay. As described more fully in our 2012 Form 10-K, the Department of Transportation (DOT), is currently investigating our diversion of five flights to Hartford, CT's Bradley International Airport, (Bradley), in October 2011 due to winter weather and the failure of major navigational equipment at New York City (NYC), area airports.  Once on the ground, these five aircraft were each held on the tarmac in excess of three hours with customers and crew on board, a time limit which is beyond the limits proscribed by the DOT's Tarmac Delay Rule. As a result, the FAA has the statutory authority in this matter to assess monetary penalties against JetBlue of approximately $15 million.  Due to the circumstances surrounding the October 2011 day in question, including the unexpected weather conditions, the condition of NYC area airports as well as of Bradley, and the overall air traffic conditions on that day, as well as the discretion granted to the DOT by the regulation, we are unable to determine whether a fine will be assessed, and if so, the amount of such fine. We have issued compensation to the impacted customers in accordance with our Customer Bill of Rights, and are fully complying with all requests made by the DOT in the course of the investigation. We do not know when a final determination by the DOT will be made.
Employment Agreement Dispute. In or around March 2010, attorneys representing a group of current and former pilots (the “Claimants”) filed a Request for Mediation with the American Arbitration Association concerning a dispute over the interpretation of a provision of their individual JetBlue Airways Corporation Employment Agreement for Pilots (“Employment Agreement”).  In their Fourth Amended Arbitration Demand, dated June 8, 2012, Claimants (972 pilots) alleged that JetBlue breached the base salary provision of the Employment Agreement and sought back pay and related damages for pay adjustments that occurred in each of 2002, 2007 and 2009. The Claimants also asserted that JetBlue had violated numerous New York state labor laws. In July 2012, in response to JetBlue's partial motion to dismiss, the Claimants withdrew the 2002 claims. Following an arbitration hearing on the remaining claims, in May 2013, the arbitrator issued an interim decision on the contractual provisions of the Employment Agreement. In 2007, all pilots received market rate pay adjustments.  The arbitrator determined that a 26.7% base pay rate increase provided to certain pilots during 2007 triggered the base salary provision of the Employment Agreement.  The 2009 claims and all New York state labor law claims were dismissed.  The parties started the damages phase of the arbitration in June of 2013.  Many variables remain undetermined, including the number eligible Claimants and what elements of pay, if any, could be included in any damages calculation award.  In June 2013, we filed a motion that we believe will significantly limit the number of pilots with valid claims as well as the scope of damages.
To date, the Claimants have not specified the amount of damages they are seeking. Pilot salaries currently represent approximately 40% of our total consolidated salaries and wages; therefore, a damages judgment determination in the Claimants' favor could have a material adverse impact on our results of operations, liquidity and/or financial condition While we believe that our defenses support a finding of no damages, we have accrued $3 million associated with a portion of this dispute which is probable and estimable. Due to the many variables yet to be determined, we are currently unable to estimate a range of possible loss beyond the amount we have accrued. The outcome of any arbitration is inherently uncertain and any judgment may differ materially.

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
The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of June 30, 2013 related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

	Jet fuel swap agreements	Jet fuel cap agreements	Total
Third Quarter 2013	18%	8%	26%
Fourth Quarter 2013	19%	8%	27%
First Quarter 2014	7%	—	7%
Second Quarter 2014	7%	—	7%
Third Quarter 2014	2%	—	2%
Fourth Quarter 2014	2%	—	2%
During 2013, we also entered into additional basis swap transactions to be settled later in 2013, which are not designated as cash flow hedges for accounting purposes and as a result are marked to market in earnings each period. As of June 30, 2013, the fair value recorded for these contracts was a net liability of approximately $3 million. Additionally, we enter into FFPs which allow us to lock in the price of fuel for specified quantities and at specified locations in future periods. Of our remaining projected 2013 fuel requirements, 13% were managed with FFPs at June 30, 2013.
As of June 30, 2013, we determined certain of our derivatives no longer qualified for hedge accounting. As such, we prospectively discontinued the application of hedge accounting for the remaining portion of our outstanding Brent crude oil agreements. Any incremental increase or decrease in the value of these contracts will be recognized in interest income and other in each period during 2013 until the contracts settle.
     Interest rate swaps: The interest rate hedges we had outstanding as of June 30, 2013 effectively swap floating rate for fixed rate, taking advantage of lower borrowing rates in existence at the time of the hedge transaction as compared to the date our original debt instruments were executed. As of June 30, 2013, we had $344 million in notional debt outstanding related to these swaps, which cover certain interest payments through August 2016. The notional amount decreases over time to match scheduled repayments of the related debt.
All of our outstanding interest rate swap contracts qualify as cash flow hedges in accordance with the Derivatives and Hedging topic of the Codification. Since all of the critical terms of our swap agreements match the debt to which they pertain, there was no ineffectiveness relating to these interest rate swaps in 2013 or 2012, and all related unrealized losses were deferred in accumulated other comprehensive loss. We recognized approximately $5 million in additional interest expense as the related interest payments were made in each of the six months ended June 30, 2013 and 2012.
The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

	As of
	June 30, 2013	December 31, 2012
Fuel derivatives
Liability fair value recorded in other accrued liabilities (1)	$18	$1
Liability fair value recorded in other long term liabilities (1)	1	—
Longest remaining term (months)	18	9
Hedged volume (barrels, in thousands)	2,828	675
Estimated amount of existing losses expected to be reclassified into earnings in the next 12 months	(19)	(1)
Interest rate derivatives
Liability fair value recorded in other long term liabilities (2)	7	12
Estimated amount of existing losses expected to be reclassified into earnings in the next 12 months	(4)	(9)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Fuel derivatives
Hedge effectiveness gains (losses) recognized in aircraft fuel expense	$(4)	$(1)	$(4)	$8
Losses on derivatives not qualifying for hedge accounting recognized in other expense	(2)	(4)	(2)	(3)
Hedge losses on derivatives recognized in comprehensive income	(18)	(35)	(21)	(6)
Percentage of actual consumption economically hedged	17%	27%	13%	34%
Interest rate derivatives
Hedge losses on derivatives recognized in comprehensive income	—	(1)	—	(2)
Hedge losses on derivatives recognized in interest expense	(2)	(3)	(5)	(5)
____________________________

(1)	Gross asset or liability of each contract prior to consideration of offsetting positions with each counterparty.

(2)	Gross liability, prior to impact of collateral posted.

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

	Gross Amount of Recognized		Gross Amount of Cash Collateral	Net Amount Presented in Balance Sheet
	Assets	Liabilities	Offset	Assets	Liabilities
As of June 30, 2013
Fuel derivatives	$—	$19	$4	$—	$15
Interest rate derivatives	—	7	7	—	—

As of December 31, 2012
Fuel derivatives	—	1	—	—	1
Interest rate derivatives	—	12	12	—	—

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
The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of June 30, 2013 and December 31, 2012 (in millions).

	As of June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$153	$—	$—	$153
Available-for-sale investment securities	—	256	—	256
	$153	$256	$—	$409
Liabilities
Aircraft fuel derivatives	$—	$19	$—	$19
Interest rate swap	—	7	—	7
	$—	$26	$—	$26

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$84	$—	$—	$84
Restricted cash	4	—	—	4
Available-for-sale investment securities	68	207	—	275
	$156	$207	$—	$363
Liabilities
Aircraft fuel derivatives	$—	$1	$—	$1
Interest rate swap	—	12	—	12
	$—	$13	$—	$13
Refer to Note 3 for fair value information related to our outstanding debt obligations as of June 30, 2013 and December 31, 2012.
Cash equivalents: Our cash equivalents include money market securities and commercial paper which are readily convertible into cash with maturities of 90 days or less when purchased, all of which are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.
Available-for-sale investment securities: Included in our available-for-sale investment securities are certificates of deposit and commercial paper with original maturities greater than 90 days but less than one year. The fair values of these instruments are based on observable inputs in non-active markets; which are therefore classified as Level 2 in the hierarchy. The fair value of treasury bills are based on actively traded quoted market prices and are therefore classified as Level 1 in the hierarchy. We did not record any significant gains or losses on these securities during the three and six months ended June 30, 2013 and 2012.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
Second Quarter 2013 Highlights & Outlook

•	We reported our thirteenth consecutive quarter of net income.

•
We generated $402 million in cash from operations while strengthening our balance sheet by making scheduled debt and capital lease payments of $152 million, ending the quarter with unrestricted cash and short term investments of $867 million.

•	We commenced service to three new cities during the second quarter of 2013.

•	We were awarded our ninth consecutive J.D. Power and Associates award in airline customer satisfaction among low-cost carriers.

•	We announced the end of points expiration so that TrueBlue members will never lose their points.

•	We added one new airline partnership and expanded current partnerships offerings to include bilateral codesharing. As of June 30, 2013, we had 24 airline partnerships.

•	We invested in five new EMBRAER 190 aircraft, four of which were debt financed.
We continue to deliver a unique JetBlue Experience to our customers with the superior service they have come to expect from us which we believe drives a price premium in many of our key markets. We believe our continued focus on financial discipline, product innovation and network enhancements, combined with our service excellence, will drive our future success and returns for our shareholders.
Strengthening of our Balance Sheet
We ended the quarter with unrestricted cash, cash equivalents and short-term investments at approximately 17% of trailing twelve months revenue. Throughout the quarter, we paid off debt on four aircraft bringing our total unencumbered aircraft to 16 as of June 30, 2013 and reduced our overall debt balance by $6 million.
New Service
As part of our ongoing network initiatives and route optimization efforts, we continued to make schedule and frequency adjustments throughout the second quarter of 2013. During the quarter, we commenced service to three new destinations: Albuquerque, New Mexico, Philadelphia, Pennsylvania, and Medellin, Colombia. Additionally, we have announced plans to begin service to the following destinations in the remainder of 2013: Worcester, Massachusetts, Port-au-Prince, Haiti, and Lima, Peru. Our growth also includes adding new routes between existing cities.
Ancillary Revenue Initiatives
We continue to see growth in passenger driven ancillary items, such as our Even MoreTM offerings and TrueBlue loyalty program. Contributing to year over year revenue growth was a 15% increase in quarterly ancillary revenues, which averaged $21 per customer.
Outlook for 2013
For the full year, we estimate our operating capacity to increase approximately 5.5% to 7.5% over 2012 with the addition of three Airbus A320 aircraft and one EMBRAER 190 aircraft to our operating fleet through the remainder of the year. We will also take delivery of our first four Airbus A321 aircraft in the latter part of the year. Assuming fuel prices of $3.13 per gallon, net of our fuel hedging activity, our cost per available seat mile, CASM, excluding fuel and profit sharing, for 2013 is expected to increase by 2.5% to 4.5% over 2012. This expected increase is primarily a result of continued maintenance cost pressures associated with the aging of our fleet and the acceleration of performance restorations of our higher flight hour EMBRAER 190 engines to improve operational reliability and extend time on wing. We recently signed a flight-hour agreement with General Electric for our EMBRAER 190 engines in order to better forecast these maintenance costs in the future. Additionally, salaries, wages and benefits are expected to increase due to the increasing tenure of our Crewmembers combined with efforts to maintain competitiveness of our compensation packages.

Results of Operations
Second Quarter 2013 vs. 2012 Highlights

•	Second quarter results were below those of the same period a year ago driven primarily by continued maintenance cost pressures and a sluggish economic environment.

•	Easter and Passover holidays shifted from April to March in 2013, which negatively impacted year over year unit revenue comparisons by an estimated 3% decrease compared to 2012.

•	Operating capacity increased approximately 8% to 10.7 billion available seat miles in the second quarter of 2013.

•	Operating expenses per available seat mile decreased slightly to 11.48 cents. Excluding fuel and profit sharing, our cost per available seat mile increased 3% year over year.

Operating Revenues

	Three Months Ended June 30,		Year-over-Year Change
(Revenues in millions)	2013	2012		%
Passenger Revenue	$1,222	$1,171	$51	4.3
Other Revenue	113	106	7	6.5
Operating Revenues	$1,335	$1,277	$58	4.5

Average Fare	$157.51	$159.58	(2.07)	(1.3)
Yield per passenger mile (cents)	13.40	13.78	(0.38)	(2.8)
Passenger revenue per ASM (cents)	11.37	11.76	(0.39)	(3.3)
Operating revenue per ASM (cents)	12.42	12.82	(0.40)	(3.1)
Average stage length (miles)	1,088	1,081	7	0.7
Revenue passengers (thousands)	7,753	7,338	415	5.7
Revenue passenger miles (millions)	9,115	8,497	618	7.3
Available Seat Miles (ASMs) (millions)	10,741	9,961	780	7.8
Load Factor	84.9%	85.3%		(0.4) pts.
We reported net income of $36 million for the three months ended June 30, 2013 compared to $52 million for the three months ended June 30, 2012. For the three months ended June 30, 2013 we had operating income of $102 million, a decrease of $28 million over the same period in 2012, and an operating margin of 7.6%, down 2.6 points from 2012. Diluted earnings per share was $0.11 for the second quarter quarter of 2013 compared to $0.16 for 2012.
Our on-time performance, defined by the Department of Transportation, (DOT), as arrival within 14 minutes of schedule, was 73.9% in the second quarter quarter of 2013 compared to 82.4% for the same period in 2012; our completion factor was 99.4% and 99.5% in 2013 and 2012, respectively. Our on time performance remains challenged by our concentration of operations in the northeast United States, which contains some of the most congested and delay prone airports in the U.S.

Operating Expenses
In detail, operating costs per available seat mile were as follows (percent changes are based on unrounded numbers):

	Three Months Ended June 30,		Year-over-Year Change		per ASM
(dollars in millions)	2013	2012	$	%	2013	2012	% Change
Aircraft fuel and related taxes	$465	$450	$15	3.3	4.33	4.52	(4.3)
Salaries, wages and benefits	279	265	14	5.5	2.60	2.66	(2.2)
Landing fees and other rents	80	72	8	10.7	0.74	0.72	2.6
Depreciation and amortization	71	63	8	11.7	0.66	0.63	3.6
Aircraft rent	33	33	—	(2.4)	0.30	0.34	(9.5)
Sales and marketing	53	54	(1)	(0.2)	0.50	0.54	(7.5)
Maintenance materials and repairs	111	85	26	30.6	1.03	0.85	21.1
Other operating expenses	141	125	16	13.5	1.32	1.25	5.2
Total operating expenses	$1,233	$1,147	$86	7.5	11.48	11.51	(0.3)
Our operating expenses contain variable costs that increased due to a 7% increase in departures and an 8% increase in operating capacity.
Aircraft Fuel and Hedging
Aircraft fuel expense increased 3%, or $15 million, and represented approximately 40% of our total operating expenses. Fuel consumption increased by 12 million gallons, resulting in an additional $38 million of fuel expense. This was offset by $23 million in savings due to a 5% decrease in the average fuel cost per gallon over 2012. Losses upon settlement of effective fuel hedges during the second quarter of 2013 were $4 million versus $1 million in effective fuel hedge gains during the same period in 2012. Our average fuel cost per gallon was $3.06 for the second quarter of 2013 compared to $3.22 for the second quarter of 2012.
In addition to our fuel hedge portfolio, we also used fixed forward price agreements, or FFPs, which allow us to lock in the price of fuel for specified quantities and at specified locations in future periods to manage fuel price volatility. We managed approximately 21% of our second quarter fuel consumption with FFPs.
Salaries, Wages and Benefits
Salaries, wages and benefits increased $14 million or 6% primarily due to a 4% increase in the average number of full-time equivalent employees, in addition to wage rate adjustments and normal seniority increases for some of our work groups. The efficiency of our operations were negatively impacted by Sequestration during the second quarter of 2013, which resulted in increased hours and higher wages. During the third quarter of 2012, we also introduced a Retirement Advantage program, providing an additional 3% retirement contribution for certain of our FAA-licensed Crewmembers, which resulted in $3 million of increased expense in the quarter. This increase in retirement was offset by a decrease in our provision for profit sharing in 2013.
Depreciation and Amortization
Depreciation and amortization increased 12%, or $8 million, primarily due to having an average of 123 owned and capital leased aircraft in 2013 compared to 112 in 2012.
Maintenance Materials and Repairs
Maintenance materials and repairs increased 31%, or $26 million, due to an increase in the number of aircraft and the aging of our fleet which resulted in more costly heavy maintenance checks. We had an average of 11 additional operating aircraft in 2013 compared to the same period in 2012. In addition, the EMBRAER 190 aircraft engines have continued to encounter higher maintenance costs during the quarter. We have now finalized a flight-hour based maintenance and repair agreement on these engines which is expected to result in better forecasting of maintenance expense.
Other Operating Expenses
Other operating expenses increased primarily due to a gain of approximately $10 million recorded in 2012 related to the sale of two EMBRAER 190 aircraft and six spare aircraft engine.

Six Months Ended June 30, 2013 vs. 2012
Operating Revenues

	Six Months Ended June 30,		Year-over-Year Change
(Revenues in millions)	2013	2012	$	%
Passenger Revenue	$2,408	$2,267	$141	6.2
Other Revenue	226	213	13	5.8
Operating Revenues	$2,634	$2,480	$154	6.2

Average Fare	$159.95	$159.75	$0.20	0.1
Yield per passenger mile (cents)	13.66	13.82	(0.16)	(1.1)
Passenger revenue per ASM (cents)	11.53	11.63	(0.1)	(0.8)
Operating revenue per ASM (cents)	12.61	12.72	(0.11)	(0.9)
Average stage length (miles)	1,090	1,079	11	1.0
Revenue passengers (thousands)	15,053	14,191	862	6.1
Revenue passenger miles (millions)	17,621	16,405	1,216	7.4
Available Seat Miles (ASMs) (millions)	20,881	19,497	1,384	7.1
Load Factor	84.4%	84.1%		0.3	pts.
We reported net income of $50 million for the six months ended June 30, 2013 compared to $82 million for the six months ended June 30, 2012. For the six months ended June 30, 2013 we had operating income of $161 million, a decrease of $58 million over the same period in 2012, and an operating margin of 6.1%, down 2.7 points from 2012. Diluted earnings per share were $0.16 in 2013 compared to $0.25 in 2012.
Passenger revenue has increased 6% due primarily to a 7% increase in capacity offset by somewhat lower yields as well as a negative impact experienced in the first quarter of the year as a result of the cancellation of school vacations in the northeast over the President's Day travel period.
Operating Expenses
In detail, operating costs per available seat mile were as follows (percent changes are based on unrounded numbers):

	Six Months Ended June 30,		Year-over-Year Change		per ASM
(dollars in millions)	2013	2012	$	%	2013	2012	% Change
Aircraft fuel and related taxes	$932	$883	$49	5.6	4.46	4.53	(1.4)
Salaries, wages and benefits	559	520	39	7.5	2.68	2.67	0.3
Landing fees and other rents	150	138	12	8.4	0.72	0.71	1.2
Depreciation and amortization	139	124	15	11.8	0.66	0.63	4.4
Aircraft rent	65	66	(1)	(2.4)	0.31	0.34	(8.9)
Sales and marketing	103	101	2	2.6	0.50	0.52	(4.2)
Maintenance materials and repairs	225	173	52	30.2	1.08	0.89	21.5
Other operating expenses	300	256	44	17.2	1.43	1.31	9.4
Total operating expenses	$2,473	$2,261	$212	9.3	11.84	11.60	2.1
Aircraft Fuel and Hedging
Aircraft fuel expense increased 6%, or $49 million, and represented approximately 40% of our total operating expenses. Fuel consumption increased by 21 million gallons, resulting in an additional $67 million of fuel expense. This was offset by $18 million in savings due to a 2% decrease in the average fuel cost per gallon over 2012. Losses upon settlement of effective fuel hedges during 2013 were $4 million versus $8 million in effective fuel hedge gains during the same period in 2012. Our average fuel cost per gallon was $3.17 for the six months ended June 30, 2013 compared to $3.23 for the same period in 2012. We managed approximately 16% of our year to date fuel consumption with FFPs.
Salaries, Wages and Benefits
Salaries, wages and benefits increased $39 million or 8% primarily due to a 4% increase in the average number of full-time equivalent employees, in addition to wage rate adjustments and normal seniority increases made for some of our work groups. The efficiency of our operations were negatively impacted by Sequestration during the second quarter of 2013, which resulted in increased hours and higher wages. During the third quarter of 2012, we also introduced a Retirement Advantage program, providing an additional 3% retirement contribution for certain of our FAA-licensed Crewmembers, which resulted in $5 million of increased expense during the year. This increase was offset by a decrease in our provision for profit sharing in 2013.
Depreciation and Amortization
Depreciation and amortization increased approximately 12%, or $15 million, primarily due to having an average of 122 owned and capital leased aircraft in 2013 compared to 111 in 2012.
Maintenance Materials and Repairs
Maintenance materials and repairs increased approximately 30%, or $52 million, due to an increase in the number of aircraft and the aging of our fleet which resulted in more costly heavy maintenance checks. We had an average of 11 additional operating aircraft in 2013 compared to the same period in 2012. In addition, we had approximately $20 million in higher engine related costs related to aircraft engine removals and performance restorations for EMBRAER 190 aircraft during the year. We have now finalized a flight-hour based maintenance and repair agreement for these engines, which is expected to result in better forecasting of maintenance expenses.
Other Operating Expenses
Other operating expenses increased due to a gain of approximately $10 million recorded in 2012 to other operating expense related to the sale of two EMBRAER 190 aircraft and six spare aircraft engines. Additional increases are due to the increase in certain variable costs as result of the colder weather conditions experienced in the northeast during the beginning of the year compared to 2012.

The following table sets forth our operating statistics for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Percent Change		2013	2012	Percent Change
Operating Statistics:
Revenue passengers (thousands)	7,753	7,338	5.7		15,053	14,191	6.1
Revenue passenger miles (millions)	9,115	8,497	7.3		17,621	16,405	7.4
Available seat miles (ASMs) (millions)	10,741	9,961	7.8		20,881	19,497	7.1
Load factor	84.9%	85.3%	(0.4)	pts	84.4%	84.1%	0.3	pts
Aircraft utilization (hours per day)	12.2	11.8	3.0%		12.0	11.7	2.5%

Average fare	$157.51	$159.58	(1.3)		$159.95	$159.75	0.1
Yield per passenger mile (cents)	13.40	13.78	(2.8)		13.66	13.82	(1.1)
Passenger revenue per ASM (cents)	11.37	11.76	(3.3)		11.53	11.63	(0.8)
Operating revenue per ASM (cents)	12.42	12.82	(3.1)		12.61	12.72	(0.9)
Operating expense per ASM (cents)	11.48	11.51	(0.3)		11.84	11.60	2.1
Operating expense per ASM, excluding fuel (cents)	7.15	6.99	2.2		7.38	7.07	4.4
Operating expense per ASM, excluding fuel & profit sharing (cents) (1)	7.15	6.92	3.3		7.38	7.03	4.9
Airline operating expense per ASM (cents) (2)	11.36	11.35	—		11.70	11.47	2.0

Departures	70,722	66,067	7.0		137,495	129,613	6.1
Average stage length (miles)	1,088	1,081	0.7		1,090	1,079	1.0
Average number of operating aircraft during period	183.1	172.4	6.2		181.7	171.4	6.0
Average fuel cost per gallon	$3.06	$3.22	(4.8)		$3.17	$3.23	(1.9)
Fuel gallons consumed (millions)	152	140	8.5		294	273	7.6
Full-time equivalent employees at period end (2)					12,743	12,308	3.5
__________________________

(1)	Refer to our “Regulation G Reconciliation” note below for more information on this non-GAAP measure.

(2)	Excludes operating expenses and employees of LiveTV, LLC, which are unrelated to our airline operations.
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

Liquidity and Capital Resources
The airline business is capital intensive. Our ability to successfully execute our profitable growth plans is largely dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business is dependent on maintaining sufficient liquidity. We believe we have adequate resources from a combination of cash and cash equivalents and investment securities on hand and available lines of credit. As of June 30, 2013, we had 15 unencumbered A320 aircraft, one unencumbered E190 aircraft, and nine unencumbered spare engines which could be an additional source of liquidity, if necessary.
We intend to continue to be diligent with our liquidity, maintaining financial flexibility and allowing for prudent capital spending, which in turn we expect to lead to improved returns for our shareholders. We maintain a $200 million line of credit and a $350 million revolving credit facility, which is secured in part by our airport take-off and landing slots at certain domestic airports. We believe our strong balance sheet affords us the flexibility to make prudent investments in the business which help us achieve our Return on Invested Capital, or ROIC, goals and generate long-term returns for our shareholders.
At June 30, 2013, we had unrestricted cash and cash equivalents of $333 million and short-term investments of $534 million compared to unrestricted cash and cash equivalents of $182 million and short-term investments of $549 million at December 31, 2012. As of June 30, 2013, our unrestricted cash, cash equivalents and short-term investments as a percentage of trailing twelve months revenue was approximately 17%. We rely primarily on operating cash flows to provide working capital for current and future operations. Cash flows from operating activities were $402 million and $490 million for the six months ended June 30, 2013 and 2012, respectively. The decrease in operating cash flows is primarily due to lower operating margins.
     Investing Activities. During the six months ended June 30, 2013, capital expenditures related to our purchase of flight equipment included (1) $173 million for six aircraft, (2) $10 million for flight equipment deposits and (3) $18 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases, facilities improvements and LiveTV inflight-entertainment equipment inventory were $76 million, which include $25 million in T5i Project related costs. Investing activities also include the net purchase of $71 million in investment securities.
During the six months ended June 30, 2012, capital expenditures related to our purchase of flight equipment included (1) $200 million for three Airbus A320 aircraft, three EMBRAER 190 aircraft and five spare engines, (2) $32 million for flight equipment deposits and (3) $17 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases, facilities improvements and LiveTV inventory were $97 million, which include the final $32 million for the 16 slots we purchased at LaGuardia International Airport and Ronald Reagan International Airport in 2011 for $72 million. Investing activities included the net proceeds from the sale and maturities of $26 million in investment securities. Investing activities also include the receipt of $46 million in proceeds from the sale of two EMBRAER 190 aircraft and six spare engines.
     Financing Activities. Financing activities for the six months ended June 30, 2013 consisted of (1) scheduled maturities of $152 million of debt and capital lease obligations, (2) our issuance of $120 million in fixed rate equipment notes secured by five aircraft, (3) the refunding of our Series 2005 GOAA bonds with proceeds of $43 million from the issuance of new 2013 GOAA bonds (4) the repayment of $6 million in principal related to our construction obligation for Terminal 5 and (5) the acquisition of $8 million in treasury shares related to our share repurchase program and the withholding of taxes upon the vesting of restricted stock units.
We may in the future issue, in one or more public offerings, debt securities, pass-through certificates, common stock, preferred stock and/or other securities.
Financing activities for the six months ended June 30, 2012 consisted of (1) scheduled maturities of $97 million of debt and capital lease obligations, (2) the pre-payment of $134 million in debt secured by five Airbus A320 aircraft, (3) the repayment of $35 million of debt related to two EMBRAER 190 aircraft, (4) our issuance of $108 million in non-public floating rate equipment notes secured by two Airbus A320 aircraft and two EMBRAER 190 aircraft, (5) the repayment of $88 million under our corporate purchasing line, (6) the repayment of $6 million in principal related to our construction obligation for Terminal 5 and (7) the acquisition of $4 million in treasury shares related to the withholding of taxes upon the vesting of restricted stock units.
     Working Capital. We had a working capital deficit of $797 million and $508 million at June 30, 2013 and December 31, 2012, respectively. Working capital deficits can be customary in the airline industry since air traffic liability is classified as a current liability. Included in our working capital deficit is $310 million of indebtedness related to our aircraft EETCs and spare parts pass-through certificates due in the first quarter of 2014. Also contributing to our working capital deficit as of June 30, 2013 is $76 million in marketable investment securities classified as long-term assets.
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
Our scheduled debt maturities are expected to increase over the next five years, with a scheduled peak in 2014 of nearly $575 million. We will continue to actively manage our debt balances opportunistically by pre-purchasing outstanding debt when market conditions and terms are favorable. Additionally, our unencumbered assets, including 15 A320 aircraft and one E190 aircraft, allows us some flexibility in managing our cost of debt and capital requirements.
Contractual Obligations
Our noncancelable contractual obligations at June 30, 2013, include the following (in millions):

	Payments due in
	Total	2013	2014	2015	2016	2017	Thereafter
Long-term debt and capital lease obligations (1)	3,361	$310	$683	$354	$539	$249	$1,226
Lease commitments	1,437	96	195	193	128	116	709
Flight equipment purchase obligations	4,830	185	525	745	765	575	2,035
Financing obligations and other (2)	3,762	437	502	462	402	376	1,583
Total	$13,390	$1,028	$1,905	$1,754	$1,834	$1,316	$5,553
____________________________

(1)	Includes actual interest and estimated interest for floating-rate debt based on June 30, 2013 rates.

(2)	Amounts include noncancelable commitments for the purchase of goods and services.
We are subject to certain collateral ratio requirements in our spare parts pass-through certificates and spare engine financing issued in November 2006 and December 2007, respectively. If we fail to maintain these collateral ratios, we are required to provide additional collateral or redeem some or all of the equipment notes so that the ratios are met. We currently have pledged as collateral a previously unencumbered spare engine with a carrying value of $7 million in order to maintain these ratios. As of June 30, 2013 we were in compliance with all of our other covenants.
We have approximately $31 million of restricted cash pledged under standby letters of credit related to certain of our leases which will expire at the end of the related lease terms. As of June 30, 2013, we operated a fleet of 127 Airbus A320 aircraft and 59 EMBRAER 190 aircraft, of which 122 were owned, 60 were leased under operating leases and four were leased under capital leases. Of the 122 owned aircraft, 16 were unencumbered as of June 30, 2013. The average age of our operating fleet was 6.9 years at June 30, 2013.
As of June 30, 2013, we had on order 14 Airbus A320 aircraft, 30 Airbus A321 aircraft, 40 Airbus A320 neo aircraft and 25 EMBRAER 190 aircraft as follows:

	Firm
Year	Airbus A320	Airbus A321	Airbus A320 neo	EMBRAER 190	Total
2013	3	4	—	1	8
2014	—	9	—	1	10
2015	—	10	—	7	17
2016	3	7	—	8	18
2017	8	—	—	5	13
2018	—	—	10	3	13
2019	—	—	10	—	10
2020	—	—	10	—	10
2021	—	—	10	—	10
Total	14	30	40	25	109

Committed expenditures for our 109 firm aircraft and 10 spare engines include estimated amounts for contractual price escalations and predelivery deposits. Debt financing has been arranged for our remaining EMBRAER 190 firm aircraft delivery scheduled for 2013. We may pay cash for the remaining deliveries scheduled in 2013, unless debt financing is available on favorable borrowing terms relative to our weighted average cost of debt. Although we believe debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot give any assurance that we will be able to secure financing on attractive terms, if at all. While these financings may or may not result in an increase in liabilities on our balance sheet, our fixed costs will increase significantly regardless of the financing method ultimately chosen. To the extent we cannot secure financing on terms we deem attractive, we may be required to pay in cash, further modify our aircraft acquisition plans or incur higher than anticipated financing costs. Capital expenditures for facility improvements, spare parts, aircraft improvements, and ground purchases are expected to be approximately $160 million for the remainder of 2013.
In November 2005, we executed a 30-year lease agreement with the PANYNJ, for the construction and operation of T5 which became our principal base of operations at JFK in October 2008. For financial reporting purposes only, this lease is being accounted for as a financing obligation because we did not qualify for sale-leaseback accounting due to our continuing involvement in the property following its construction. JetBlue has committed to rental payments under the lease, which are included as part of lease commitments in the contractual obligations table above. Facility rents commenced with our beneficial occupancy of the new terminal in 2008 and are included as part of “financing obligations and other” in the contractual obligations table above. In March 2013, we extended the lease terms with the PANYNJ to 2042, with the option for early termination in 2033. The minimum rents associated with this lease extension are reflected in lease commitments in the table above.
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

Regulation G Reconciliation
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

RECONCILIATION OF OPERATING EXPENSE PER ASM, EXCLUDING FUEL AND PROFIT SHARING
(dollars in millions, per ASM data in cents)
(unaudited)
	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
(dollars in millions, per ASM data in cents)	$	per ASM	$	per ASM	$	per ASM	$	per ASM
Total operating expenses	$1,233	11.48	$1,147	11.51	$2,473	11.84	$2,261	11.60
Less: Aircraft fuel and related taxes	465	4.33	450	4.52	932	4.46	883	4.53
Operating expenses, excluding fuel	768	7.15	697	6.99	1,541	7.38	1,378	7.07
Less: Profit sharing	—	—	7	0.07	—	—	7	0.04
Operating expense, excluding fuel & profit sharing	$768	7.15	$690	6.92	$1,541	7.38	$1,371	7.03

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2012 Form 10-K, except as follows:
     Aircraft Fuel. Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the June 30, 2013 cost per gallon of fuel. Based on our projected twelve month fuel consumption and including the impact of our hedging position, such an increase would result in an increase to aircraft fuel expense of approximately $190 million in 2013, compared to an estimated $166 million for 2012 measured as of June 30, 2012. As of June 30, 2013, we had hedged approximately 29% of our expected remaining 2013 fuel requirements using Brent crude oil collars, jet fuel swaps and cap agreements. See Note 8 to our unaudited condensed consolidated financial statements for additional information.
     Fixed Rate Debt. On June 30, 2013, our $285 million aggregate principal amount of convertible debt had an estimated fair value of $423 million, based on quoted market prices.
Interest. Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments. The interest rate is fixed for $1.77 billion of our debt and capital lease obligations, with the remaining $1.05 billion having floating interest rates. As of June 30, 2013, if interest rates were, on average, 100 basis points higher in 2013 than they were during 2012, our annual interest expense would increase by approximately $15 million. This is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
If interest rates average 10% lower in 2013 than they did during 2012, our interest income from cash and investment balances would remain relatively constant. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents and investment securities balances at June 30, 2013 and December 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.
In connection with the preparation of this Report, our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on, and as of the date of, that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2013.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the fiscal quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business, we are party to various legal proceedings and claims which we believe are incidental to the operation of our business. Refer to Note 7-Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.
Item 1A Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2012, or our 2012 Form 10-K, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, or our first quarter 2013 Form 10-Q, includes a discussion of our risk factors. There have been no material changes from the risk factors described in our 2012 Form 10-K and in our first quarter 2013 Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
REPURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
June 2013	11,000	6.00	11,000
Total	11,000	$6.00	11,000	20,392,430
__________________________
(1) In September 2012, the Board had previously authorized a total five year share repurchase program of up to 25 million shares. As of June 30, 2013, 20.4 million shares remain available for repurchase under the program. The program may be commenced or suspended from time to time without prior notice. The shares repurchased under our share repurchase program were purchased in open market transactions and are held as treasury stock.

ITEM 5. OTHER INFORMATION
At our May 2013 Annual Meeting of Stockholders, David Checketts received 48% of the votes cast in favor of his re-election.  As more fully disclosed in our 2013 proxy statement, Mr. Checketts attended 73% of the meetings of the Board and Committees on which he served in 2012.  He had experienced an unexpected schedule conflict at year's end due to his new responsibilities assumed in connection with his becoming Chief Executive Officer of Legends Hospitality Management during 2012. Our Chairman discussed with Mr. Checketts' his anticipated 2013 availability and he committed to attending at least 75%

of JetBlue Board and committee meetings.  Following our annual meeting, our Board met and has decided to not accept his resignation.  Mr. Checketts will serve the rest of his 2013 annual term.

ITEM 6. EXHIBITS
Exhibits: See accompanying Exhibit Index included after the signature page of this Report for a list of the exhibits filed or furnished with this Report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)
Date:	August 6, 2013	By:	/s/ DONALD DANIELS
Vice President, Controller and Chief Accounting Officer(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
10.1
Credit and Guarantee Agreement dated as of April 23, 2013 among JetBlue Airways Corporation, as Borrower, The Subsidiaries of the Borrower Party Hereto, as Guarantors, The Lenders Party Hereto, and Citibank, N.A., as Administrative Agent

10.2	Slot and Gate Security Agreement dated as of April 23, 2013 between JetBlue Airways Corporation, as Grantor, and Citibank, N.A., as Administrative Agent

10.3***	Engine Services Agreement between JetBlue Airways Corporation and GE Engine Services, LLC, dated as of May 1, 2013

10.17(p)***	Amendment 16 to Purchase Agreement DCT-025/2003, dated as of January 31, 2013 between Embraer S.A. (formerly known as Embraer - Empresa Brasileira de Aeronáutica S.A.) and JetBlue Airways Corporation.

10.17(q)***	Amendment 17 to Purchase Agreement DCT-025/2003, dated as of May 14, 2013 between Embraer S.A. (formerly known as Embraer - Empresa Brasileira de Aeronáutica S.A.) and JetBlue Airways Corporation.

10.17(r)***	Amendment 18 to Purchase Agreement DCT-025/2003, dated as of June 25, 2013 between Embraer S.A. (formerly known as Embraer - Empresa Brasileira de Aeronáutica S.A.) and JetBlue Airways Corporation.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Certification Pursuant to Section 1350, furnished herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________________
*** Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request field with the Commission.