Form 10-Q
period 2013-09-30
JETBLUE AIRWAYS CORP
filed 2013-10-31
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐           No ☑
As of September 30, 2013, there were 282,338,879 shares outstanding of the registrant’s common stock, par value $.01.

JetBlue Airways Corporation
FORM 10-Q
INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets — September 30, 2013 and December 31, 2012	3
Consolidated Statements of Operations — Three and Nine Months Ended September 30, 2013 and 2012	5
Consolidated Statements of Comprehensive Income — Three and Nine Months Ended September 30, 2013 and 2012	6
Condensed Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2013 and 2012	7
Notes to Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered sales of equity securities and use of proceeds	29
Item 6. Exhibits	29
EX-12.1
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$373	$182
Investment securities	581	549
Receivables, less allowance (2013-$6; 2012-$7)	120	106
Prepaid expenses and other	308	263
Total current assets	1,382	1,100
PROPERTY AND EQUIPMENT
Flight equipment	5,532	5,168
Predelivery deposits for flight equipment	219	338
	5,751	5,506
Less accumulated depreciation	1,135	995
	4,616	4,511
Other property and equipment	661	585
Less accumulated depreciation	244	221
	417	364
Assets constructed for others	561	561
Less accumulated depreciation	110	93
	451	468
Total property and equipment	5,484	5,343
OTHER ASSETS
Investment securities	86	136
Restricted cash	53	51
Other	439	440
Total other assets	578	627
TOTAL ASSETS	$7,444	$7,070

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except share data)

	September 30, 2013	December 31, 2012
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$176	$153
Air traffic liability	851	693
Accrued salaries, wages and benefits	159	172
Other accrued liabilities	211	196
Current maturities of long-term debt and capital leases	636	394
Total current liabilities	2,033	1,608
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	2,206	2,457
CONSTRUCTION OBLIGATION	504	514
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	559	481
Other	124	122
	683	603
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900,000,000 shares authorized, 333,221,474 and 330,589,532 shares issued and 282,338,879 and 281,007,806 shares outstanding at September 30, 2013 and December 31, 2012, respectively	3	3
Treasury stock, at cost; 50,882,595 and 49,581,726 shares at September 30, 2013 and December 31, 2012, respectively	(42)	(35)
Additional paid-in capital	1,508	1,495
Retained earnings	554	433
Accumulated other comprehensive loss	(5)	(8)
Total stockholders’ equity	2,018	1,888
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,444	$7,070

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
OPERATING REVENUES
Passenger	$1,321	$1,194	$3,729	$3,461
Other	121	114	347	327
Total operating revenues	1,442	1,308	4,076	3,788
OPERATING EXPENSES
Aircraft fuel and related taxes	501	481	1,433	1,364
Salaries, wages and benefits	283	262	842	782
Landing fees and other rents	81	73	231	211
Depreciation and amortization	73	66	212	190
Aircraft rent	32	32	97	98
Sales and marketing	60	51	163	152
Maintenance materials and repairs	109	85	334	258
Other operating expenses	151	145	451	401
Total operating expenses	1,290	1,195	3,763	3,456
OPERATING INCOME	152	113	313	332
OTHER INCOME (EXPENSE)
Interest expense	(40)	(44)	(123)	(133)
Capitalized interest	4	2	11	6
Interest income and other	3	2	1	3
Total other income (expense)	(33)	(40)	(111)	(124)
INCOME BEFORE INCOME TAXES	119	73	202	208
Income tax expense	48	28	81	81
NET INCOME	$71	$45	$121	$127
EARNINGS PER COMMON SHARE:
Basic	$0.25	$0.16	$0.43	$0.45
Diluted	$0.21	$0.14	$0.38	$0.39

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
NET INCOME	$71	$45	$121	$127
Changes in fair value of derivative instruments, net of reclassifications into earnings	17	24	5	12
Tax effect	(6)	(9)	(2)	(5)
Total other comprehensive income	11	15	3	7
COMPREHENSIVE INCOME	$82	$60	$124	$134

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in millions)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$121	$127
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	78	79
Depreciation	188	170
Amortization	35	28
Stock-based compensation	10	10
Loss (Gain) on sale of assets, debt extinguishment, and customer contract termination	4	(20)
Collateral returned for derivative instruments	6	4
Changes in certain operating assets and liabilities	108	128
Other, net	15	15
Net cash provided by operating activities	565	541
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(342)	(356)
Predelivery deposits for flight equipment	(13)	(61)
Proceeds from the sale of assets	8	46
Purchase of held-to-maturity investments	(378)	(412)
Proceeds from the maturities of held-to-maturity investments	349	353
Purchase of available-for-sale securities	(142)	(353)
Sale of available-for-sale securities	182	323
Other, net	(4)	12
Net cash used in investing activities	(340)	(448)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	4	6
Issuance of long-term debt	254	131
Short-term borrowings and lines of credit	190	175
Repayment of long-term debt and capital lease obligations	(270)	(311)
Repayment of short-term borrowings and lines of credit	(190)	(211)
Other, net	(22)	(14)
Net cash used in financing activities	(34)	(224)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	191	(131)
Cash and cash equivalents at beginning of period	182	673
Cash and cash equivalents at end of period	$373	$542

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
September 30, 2013

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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, have been condensed or omitted as permitted by such rules and regulations; however, we believe that the disclosures are adequate to make the information presented not misleading. In the first half of 2013 we recorded $4 million of  maintenance expense and $2 million in other operating expenses that should have been recorded in prior years. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year.
Investment securities
Investment securities consist of available-for-sale investment securities and held-to-maturity investment securities. When sold, we use a specific identification method to determine the cost of the securities.
Held-to-maturity investment securities. The contractual maturities of the corporate bonds we held as of September 30, 2013 were no greater than 24 months. We did not record any significant gains or losses on these securities during the three and nine months ended September 30, 2013 and 2012. The estimated fair value of these investments approximated their carrying value as of September 30, 2013 and December 31, 2012, respectively.
The carrying values of investment securities consisted of the following at September 30, 2013 and December 31, 2012 (dollar amounts in millions):

	September 30, 2013	December 31, 2012
Available-for-sale securities
Time deposits	$70	$65
Treasury Bills	—	68
Commercial paper	239	142
	309	275
Held-to-maturity securities
Corporate bonds	263	313
Government bonds	40	40
Time deposits	55	57
	358	410
Total	$667	$685

Loyalty Program
In June 2013, we modified our loyalty program, TrueBlue, so points earned by members never expire. Our estimate for points breakage, or the points we expect will go unused, was reduced in June 2013, resulting in a $5 million reduction in revenue and corresponding increase in air traffic liability.
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
In February 2013, the FASB issued ASU 2013-02, amending the Comprehensive Income topic of the Codification. This update amends the requirement to present, either on the face of the statement of operations or in the notes, the effects of significant net income line items reclassified out of accumulated other comprehensive income or loss, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, the Company is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 became effective for our annual and interim periods beginning January 1, 2013. The required disclosures are included in Note 4.

In July 2013, the FASB issued ASU 2013-10, amending the Derivatives and Hedging topic of the Codification. This update permits the Federal Funds Effective Swap rate (Overnight Index Swap rate, or OIS) to be designated as a benchmark interest rate for hedging accounting purposes for all new or redesigned hedging relationships as of the issue date of the final guidance. Adoption of this standard did not have a material impact on our condensed consolidated financial statements or notes thereto.

NOTE 2 — SHARE-BASED COMPENSATION
During the nine months ended September 30, 2013, 2.0 million restricted stock units vested under the 2011 Incentive Compensation Plan and the Amended and Restated 2002 Stock Incentive Plan.

NOTE 3 — LONG TERM DEBT, SHORT TERM BORROWINGS, AND CAPITAL LEASE OBLIGATIONS
Short Term Borrowings
CitiBank Line of Credit. On April 23, 2013, we entered into a Credit and Guaranty Agreement that consists of a $350 million revolving credit and letter of credit facility with Citibank, N.A., as the administrative agent, which terminates in 2016. Borrowings under the Credit Facility bear interest at a variable rate equal to LIBOR, plus a margin. The Credit Facility is secured by take-off and landing slots at John F. Kennedy International Airport, or JFK, Newark Liberty International Airport, LaGuardia Airport and Ronald Reagan Washington National Airport and certain other assets. As of September 30, 2013, we did not have an outstanding balance under any of our credit facilities.
GOAA Bonds. In April 2013, the Greater Orlando Aviation Authority issued $42 million special purpose airport facility revenue bonds to refund bonds issued in 2005. The proceeds from the refunded bonds were loaned to us and we recorded the issuance of $43 million, net of $1 million premium, as long term debt on our consolidated balance sheet.
Other Indebtedness
During the nine months ended September 30, 2013, we issued $210 million, net of discount, in fixed rate equipment notes due through 2025, which are secured by eight aircraft.
Aircraft, engines and other equipment and facilities having a net book value of $3.62 billion at September 30, 2013 have been pledged as security under various loan agreements. As of September 30, 2013, we owned 17 unencumbered Airbus A320 aircraft, one EMBRAER 190 aircraft, and 10 spare engines.
Our outstanding long-term debt and capital lease obligations were reduced by $270 million as a result of scheduled principal payments and the prepayment of our GOAA bonds made during the nine months ended September 30, 2013.
At September 30, 2013, the weighted average interest rate of all of our long-term debt was 4.2% and scheduled maturities were $185 million for the remainder of 2013, $586 million in 2014, $274 million in 2015, $472 million in 2016, $200 million in 2017 and $1.13 billion thereafter.

In September 2013, we priced an Enhanced Equipment Trust Certificate, or EETC, of pass-through certificates Series 2013-1, for $226 million which will be secured by fourteen A320 aircraft. We closed the certificates on October 2, 2013 and are scheduled to receive funding on March 5, 2014, to coincide with the final scheduled principal payments of $188 million associated with our March 2004 EETC Class G-2 certificates.
As of September 30, 2013, we had $55 million principal of our 5.5% Convertible Debentures due 2038 (Series A) outstanding. In October 2013, we notified the holders of those outstanding debentures that we planned to redeem them on or about December 3, 2013 and they may elect to convert them into shares of our common stock up until the business day prior to the redemption date at a rate of 220.6288 shares per $1,000 debenture.
The carrying amounts and estimated fair values of our long-term debt at September 30, 2013 and December 31, 2012 were as follows (dollar amounts in millions):

	September 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Public Debt
Floating rate enhanced equipment notes
Class G-1, due through 2016	$148	$145	$173	$164
Class G-2, due 2014 and 2016	373	365	373	351
Class B-1, due 2014	49	49	49	48
Fixed rate special facility bonds, due through 2036	78	68	82	82
6.75% convertible debentures due in 2039	162	243	162	225
5.5% convertible debentures due in 2038	123	188	123	173

Non-Public Debt
Floating rate equipment notes, due through 2025	714	712	816	776
Fixed rate equipment notes, due through 2026	1,087	1,151	960	1,050

Total	$2,734	$2,921	$2,738	$2,869
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

NOTE 4 — ACCUMULATED OTHER COMPREHENSIVE LOSS
Comprehensive income includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting. A rollforward of the amounts included in accumulated other comprehensive loss, net of taxes, for the three and nine months ended September 30, 2013 is as follows (dollar amounts in millions):

	Aircraft Fuel Derivatives (1)	Interest Rate Swaps (2)	Total
Beginning accumulated losses, at June 30, 2013	$(12)	$(4)	$(16)
Reclassifications into earnings (net of $2 of taxes)	2	1	3
Change in fair value (net of $4 of taxes)	7	1	8
Ending accumulated losses, at September 30, 2013	$(3)	$(2)	$(5)

	Aircraft Fuel Derivatives (1)	Interest Rate Swaps (2)	Total
Beginning accumulated losses, at December 31, 2012	$(1)	$(7)	$(8)
Reclassifications into earnings (net of $6 of taxes)	4	4	8
Change in fair value (net of $(4) of taxes)	(6)	1	(5)
Ending accumulated losses, at September 30, 2013	$(3)	$(2)	$(5)
__________________________
(1) Reclassified to aircraft fuel expense
(2) Reclassified to interest expense
NOTE 5 — EARNINGS PER SHARE
The following table shows how we computed basic and diluted earnings per common share (dollar amounts in millions, share data in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income	$71	$45	$121	$127
Effect of dilutive securities:
Interest on convertible debt, net of income taxes and profit sharing	3	2	8	7
Net income applicable to common stockholders after assumed conversions for diluted earnings per share	$74	$47	$129	$134
Denominator:
Weighted average shares outstanding for basic earnings per share
Effect of dilutive securities:	280,935	282,880	280,443	282,196
Employee stock options	2,235	1,337	1,900	1,033
Convertible debt	60,575	60,575	60,575	60,575
Adjusted weighted average shares outstanding and assumed conversions for diluted earnings per share	343,745	344,792	342,918	343,804

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Shares excluded from EPS calculation (in millions):
Shares issuable upon exercise of outstanding stock options or vesting of restricted stock units as assumed exercise would be antidilutive	12.6	18.1	14.5	20.7
As of September 30, 2013, a total of approximately 1.4 million shares of our common stock, which were lent to our share borrower pursuant to the terms of our share lending agreement as described more fully in Note 2 to our 2012 Form 10-K, were issued and outstanding for corporate law purposes. Holders of the borrowed shares have all the rights of a holder of our common stock. However, because the share borrower must return all borrowed shares to us (or identical shares or, in certain circumstances of default by the counterparty, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings per share. The fair value of similar common shares not subject to our share lending arrangement, based upon our closing stock price at September 30, 2013, was approximately $9 million.

NOTE 6 — EMPLOYEE RETIREMENT PLAN
We sponsor a retirement savings 401(k) defined contribution plan, or the Plan, covering all of our employees. In addition to matching employee contributions of up to 5% of eligible wages, the Plan also includes a discretionary contribution of 5% of eligible non-management wages referred to as Retirement Plus. Our non-management employees are also eligible to receive profit sharing, calculated as 15% of adjusted pre-tax income reduced by the Retirement Plus contributions. Certain FAA-licensed employees receive an additional contribution of 3% of eligible compensation, which we refer to as Retirement Advantage. Total 401(k) company match, Retirement Plus, profit sharing, and Retirement Advantage expensed for the three months ended September 30, 2013 and 2012 was $28 million and $22 million, respectively. Total contributions expensed for the Plan for the nine months ended September 30, 2013 and 2012 was $69 million and $62 million, respectively.

NOTE 7 — COMMITMENTS AND CONTINGENCIES
In October 2013, we amended our purchase agreement with EMBRAER by deferring previously scheduled deliveries of 24 EMBRAER 190 aircraft from 2014-2018 to 2020-2022. We converted eight existing A320 orders to A321 orders and 10 A320 new engine option (A320neo) orders to A321 new engine option (A321neo) orders. We ordered additional  A321 aircraft, consisting of 15 A321 aircraft for delivery between 2015 and 2017 and 20 A321neo for delivery between 2018 and 2020.
Including the effects of the October 2013 amendments to our Airbus and EMBRAER purchase agreements, our firm aircraft orders consist of three A320 aircraft, 53 A321 aircraft, 30 A320neo aircraft, 30 A321neo aircraft, 25 EMBRAER 190 aircraft and 10 spare engines scheduled for delivery through 2022. Committed expenditures for these aircraft, including the related flight equipment estimated amounts for contractual price escalations and predelivery deposits, were approximately $188 million for the remainder of 2013, $500 million in 2014, $647 million in 2015, $781 million in 2016, $809 million in 2017 and $3.11 billion thereafter.
In March 2013, we extended the lease terms for our Terminal at JFK. The lease extension incorporates a long term lease for the approximately 19 acres of former Terminal 6, property and provides for the construction of a new international arrivals facility to be adjoined to our existing Terminal 5 facility, the T5i Project. The term of this lease extension extends through 2042, with an option to terminate early in 2033. JetBlue is self-funding the estimated $175 million construction cost of this facility, which is expected to be completed in early 2015. Through September 30, 2013, total costs incurred for the T5i Project were $64 million.
In September 2013, we amended the leases on six of our aircraft, extending their terms from 2014-2018 to 2018-2022. Total remaining commitments related to these leases was $67 million as of September 30, 2013.
As of September 30, 2013, we had approximately $31 million in assets that serve as collateral for letters of credit related to a certain number of our leases, which are included in restricted cash, and expire at the end of the related lease terms. Additionally, we had $19 million pledged related to our workers compensation insurance policies and other business partner agreements, which will expire according to the terms of the related policies or agreements.
Environmental Liability
In 2012, during performance of environmental testing required in connection with the demolition of the existing passenger terminal buildings and closure of the defunct hydrant fuel systems on the Terminal 6 site at JFK, the presence of light non-aqueous phase petroleum liquid was discovered in certain subsurface monitoring wells on the property. Our lease with the Port Authority of New York and New Jersey, or PANYNJ, provides that, under certain circumstances, we may be responsible for investigating, delineating, and remediating such subsurface contamination, even if we are not necessarily the party that caused its release. We have engaged environmental consultants and legal counsel to assess the extent of the contamination and assist us in determining whether we are responsible for taking steps to remediate it. A preliminary estimate indicates costs of remediation could range from less than $1 million up to approximately $3 million. As of September 30, 2013, we have accrued $2 million for current estimates of remediation costs. However, as with any environmental contamination, there is the possibility this contamination could be more extensive than estimated at this early stage. We have a pollution insurance policy that protects us against these types of environmental liabilities, which we expect will mitigate some of our exposure in this matter.
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

Legal Matters
Occasionally, we are involved in various claims, lawsuits, regulatory examinations, investigations and other legal matters arising, for the most part, in the ordinary course of business.  The outcome of litigation and other legal matters is always uncertain.  The Company believes that it has valid defenses to the legal matters currently pending against it, is defending itself vigorously and has recorded accruals determined in accordance with U.S. GAAP, where appropriate.  In making a determination regarding accruals, using available information, we evaluate the likelihood of an unfavorable outcome in legal or regulatory proceedings to which we are a party to and record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These judgments are subjective, based on the status of such legal or regulatory proceedings, the merits of our defenses and consultation with legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from our current estimates. It is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to our consolidated results of operations, liquidity or financial condition.
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
DOT tarmac delay. As described more fully in our 2012 Form 10-K, the Department of Transportation, or DOT, investigated our diversion of five flights to Hartford, CT's Bradley International Airport in October 2011 due to winter weather and the failure of major navigational equipment at New York City area airports.  Once on the ground, these five aircraft were each held on the tarmac in excess of three hours with customers and crew on board, a time limit which is beyond the limits proscribed by the DOT's Tarmac Delay Rule. We issued compensation to the impacted customers in accordance with our Customer Bill of Rights, and fully complied with all requests made by the DOT in the course of the investigation. On October 25, 2013, the DOT closed this matter without a fine or penalty.
Employment Agreement Dispute. In or around March 2010, attorneys representing a group of current and former pilots (the “Claimants”) filed a Request for Mediation with the American Arbitration Association concerning a dispute over the interpretation of a provision of their individual JetBlue Airways Corporation Employment Agreement for Pilots (“Employment Agreement”).  In their Fourth Amended Arbitration Demand, dated June 8, 2012, the Claimants (972 pilots) alleged that JetBlue breached the base salary provision of the Employment Agreement and sought back pay and related damages for pay adjustments that occurred in each of 2002, 2007 and 2009. The Claimants also asserted that JetBlue had violated numerous New York state labor laws. In July 2012, in response to JetBlue's partial motion to dismiss, the Claimants withdrew the 2002 claims. Following an arbitration hearing on the remaining claims, in May 2013, the arbitrator issued an interim decision on the contractual provisions of the Employment Agreement. In 2007, all pilots received market rate pay adjustments.  The arbitrator determined that a 26.7% base pay rate increase provided to certain pilots during 2007 triggered the base salary provision of the Employment Agreement.  The 2009 claims and all New York state labor law claims were dismissed.  The parties started the damages phase of the arbitration in June of 2013.  Many variables remain undetermined, including the number of eligible Claimants and what elements of pay, if any, could be included in any damages calculation award. Motion practice began in July, 2013 and  in late August, 2013, the arbitrator granted JetBlue’s motion to significantly limit the scope of damages.  Motion practice continues that may further limit the number of pilots with valid claims and reduce the scope of damages.
To date, the Claimants have not specified the amount of damages they are seeking. Pilot salaries currently represent approximately 40% of our total consolidated salaries and wages; therefore, a damages judgment determination in the Claimants' favor could have a material adverse impact on our results of operations, liquidity and/or financial condition While we believe that our defenses support a finding of no damages, we have accrued $3 million associated with a portion of this dispute which is probable and estimable. Due to the many undetermined variables, we are currently unable to estimate a range of possible loss beyond the amount we have accrued. The outcome of any arbitration is inherently uncertain and any final judgment may differ materially.

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
The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of September 30, 2013 related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

	Jet fuel swap agreements	Jet fuel cap agreements	Total
Fourth Quarter 2013	19%	8%	27%
First Quarter 2014	7%	8%	15%
Second Quarter 2014	7%	8%	15%
Third Quarter 2014	2%	—	2%
Fourth Quarter 2014	2%	—	2%
During 2013, we also entered into additional basis swap transactions to be settled later in 2013, which are not designated as cash flow hedges for accounting purposes and as a result are marked to market in earnings each period. As of September 30, 2013, the fair value recorded for these contracts was a net liability of approximately $1 million. Additionally, we enter into FFPs which allow us to lock in the price of fuel for specified quantities and at specified locations in future periods. Of our remaining projected 2013 fuel requirements, 12% were managed with FFPs at September 30, 2013.
During 2013 we determined certain of our derivatives no longer qualified for hedge accounting. As such, we prospectively discontinued the application of hedge accounting for the remaining portion of our outstanding Brent crude oil agreements. Any incremental increase or decrease in the value of these contracts will be recognized in interest income and other in each period during 2013 until the contracts settle.
     Interest rate swaps: The interest rate hedges we had outstanding as of September 30, 2013 effectively swap floating rate for fixed rate, taking advantage of lower borrowing rates in existence at the time of the hedge transaction as compared to the date our original debt instruments were executed. As of September 30, 2013, we had $68 million in notional debt outstanding related to these swaps, which cover certain interest payments through August 2016. The notional amount decreases over time to match scheduled repayments of the related debt.
All of our outstanding interest rate swap contracts qualify as cash flow hedges in accordance with the Derivatives and Hedging topic of the Codification. Since all of the critical terms of our swap agreements match the debt to which they pertain, there was no ineffectiveness relating to these interest rate swaps in 2013 or 2012, and all related unrealized losses were deferred in accumulated other comprehensive loss. We recognized approximately $8 million in additional interest expense as the related interest payments were made in each of the nine months ended September 30, 2013 and 2012.
The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

	As of
	September 30, 2013	December 31, 2012
Fuel derivatives
Liability fair value recorded in other accrued liabilities (1)	$—	$1
Longest remaining term (months)	15	9
Hedged volume (barrels, in thousands)	2,307	675
Estimated amount of existing losses expected to be reclassified into earnings in the next 12 months	$(5)	$(1)
Interest rate derivatives
Liability fair value recorded in other long term liabilities (2)	4	12
Estimated amount of existing losses expected to be reclassified into earnings in the next 12 months	(2)	(9)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Fuel derivatives
Hedge effectiveness gains (losses) recognized in aircraft fuel expense	$(3)	$2	$(7)	$10
Gains (losses) on derivatives not qualifying for hedge accounting recognized in other expense	1	—	(1)	(3)
Hedge gains (losses) on derivatives recognized in comprehensive income	11	23	(10)	17
Percentage of actual consumption economically hedged	29%	27%	21%	31%
Interest rate derivatives
Hedge gains (losses) on derivatives recognized in comprehensive income	$1	$(1)	$1	$(3)
Hedge losses on derivatives recognized in interest expense	(3)	(3)	(8)	(8)
____________________________

(1)	Gross asset or liability of each contract prior to consideration of offsetting positions with each counterparty.

(2)	Gross liability, prior to impact of collateral posted.

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

	Gross Amount of Recognized		Gross Amount of Cash Collateral	Net Amount Presented in Balance Sheet
	Assets	Liabilities	Offset	Assets	Liabilities
As of September 30, 2013
Fuel derivatives	$—	$—	$—	$—	$—
Interest rate derivatives	—	4	4	—	—

As of December 31, 2012
Fuel derivatives	$—	$1	$—	$—	$1
Interest rate derivatives	—	12	12	—	—

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
The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of September 30, 2013 and December 31, 2012 (dollar amounts in millions).

	As of September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$192	$—	$—	$192
Available-for-sale investment securities	—	309	—	309
	$192	$309	$—	$501
Liabilities
Aircraft fuel derivatives	$—	$—	$—	$—
Interest rate swap	—	4	—	4
	$—	$4	$—	$4

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$84	$—	$—	$84
Restricted cash	4	—	—	4
Available-for-sale investment securities	68	207	—	275
	$156	$207	$—	$363
Liabilities
Aircraft fuel derivatives	$—	$1	$—	$1
Interest rate swap	—	12	—	12
	$—	$13	$—	$13

Refer to Note 3 for fair value information related to our outstanding debt obligations as of September 30, 2013 and December 31, 2012.
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
Available-for-sale investment securities: Included in our available-for-sale investment securities are certificates of deposit and commercial paper with original maturities greater than 90 days but less than one year. The fair values of these instruments are based on observable inputs in non-active markets; which are therefore classified as Level 2 in the hierarchy. The fair value of treasury bills are based on actively traded quoted market prices and are therefore classified as Level 1 in the hierarchy. We did not record any significant gains or losses on these securities during the three and nine months ended September 30, 2013 and 2012.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
Third Quarter 2013 Highlights & Outlook

•	We reported our fourteenth consecutive quarter of net income.

•
During the third quarter we generated $163 million in cash from operations while strengthening our balance sheet by making scheduled debt and capital lease principal payments of $118 million, ending the quarter with unrestricted cash and short term investments of $954 million.

•	We announced our transcon premium product branding, Mint, which we anticipate beginning service in June 2014.

•	We enhanced our TrueBlue loyalty program with Family Pooling, becoming the only major U.S carrier to allow customers to earn and use points as a group, for free.
We continue to deliver the JetBlue Experience to our customers with a differentiated product and superior service which we believe drives a price premium in many of our key markets. We believe our continued focus on financial discipline, product innovation and network enhancements, combined with our service excellence, will continue to drive our future success and returns for our shareholders.
Strengthening of our Balance Sheet
We ended the quarter with unrestricted cash, cash equivalents and short-term investments at approximately 18% of trailing twelve months revenue. We increased the number of unencumbered aircraft by two over the second quarter, bringing total unencumbered aircraft to 18 as of September 30, 2013.
New Service
As part of our ongoing network initiatives and route optimization efforts, we continued to make schedule and frequency adjustments throughout the third quarter of 2013. We plan to begin service to the following destinations in the fourth quarter of 2013: Worcester, Massachusetts, Port-au-Prince, Haiti, and Lima, Peru. We recently announced plans to begin service to the following destinations in 2014: Savannah/Hilton Head, Georgia, Port of Spain, Trinidad and Tobago, and Detroit, Michigan.
Fleet Amendments
In October 2013 we announced amendments to our purchase agreements with EMBRAER and Airbus in order to more effectively manage our network growth demands with large gauge aircraft resulting in lower unit costs. We deferred the scheduled delivery of 24 EMBRAER 190 aircraft to 2020-2022, converted 18 existing A320 orders to A321 orders and ordered 15 A321 aircraft for delivery between 2015 and 2017. We also ordered 20 A321 new engine option aircraft (A321neo) for delivery between 2018 and 2020.
Outlook for 2013
For the full year, we estimate our operating capacity to increase approximately 5.5% to 7.5% over 2012 with the addition of four Airbus A321 aircraft and one EMBRAER 190 aircraft to our operating fleet through the remainder of the year. Assuming fuel prices of $3.13 per gallon, net of our fuel hedging activity, our cost per available seat mile, CASM, excluding fuel and profit sharing, for 2013 is expected to increase by 2.5% to 4.5% over 2012. This expected increase is primarily a result of continued maintenance cost pressures associated with the aging of our fleet and the acceleration of performance restorations of our higher flight hour EMBRAER 190 engines to improve operational reliability and extend time on wing.

Results of Operations
Third Quarter 2013 vs. 2012 Highlights

•
Third quarter results were above those of the same period a year ago due to a 10.8% increase in passenger revenue results from a 4.0% increase in revenue passengers and 6.5% increase in the average fare.

•	Operating capacity increased approximately 5.1% to 11.3 billion available seat miles in the third quarter of 2013.

•	Operating expenses per available seat mile increased slightly to 11.47 cents. Excluding fuel and profit sharing, our cost per available seat mile increased 4.9% period over period.
Operating Revenues

	Three Months Ended September 30,		Year-over-Year Change
(Revenues in millions)	2013	2012	$	%
Passenger Revenue	$1,321	$1,194	$127	10.8
Other Revenue	121	114	7	6.1
Operating Revenues	$1,442	$1,308	$134	10.4

Average Fare	$164.02	$154.04	$9.98	6.5
Yield per passenger mile (cents)	13.83	13.15	0.68	5.1
Passenger revenue per ASM (cents)	11.75	11.15	0.60	5.4
Operating revenue per ASM (cents)	12.82	12.21	0.61	5.0
Average stage length (miles)	1,085	1,094	(9)	(0.9)
Revenue passengers (thousands)	8,059	7,747	312	4.0
Revenue passenger miles (millions)	9,561	9,075	486	5.4
Available Seat Miles (ASMs) (millions)	11,252	10,704	548	5.1
Load Factor	85.0%	84.8%		0.2	pts.
We reported net income of $71 million for the three months ended September 30, 2013 compared to $45 million for the three months ended September 30, 2012. For the three months ended September 30, 2013 we had operating income of $152 million, an increase of $39 million over the same period in 2012, and an operating margin of 10.5%, up 1.9 points from 2012. Diluted earnings per share was $0.21 for the third quarter quarter of 2013 compared to $0.14 for the same period in 2012.
Our on-time performance, defined by the Department of Transportation, DOT, as arrival within 14 minutes of schedule, was 72.6% in the third quarter quarter of 2013 compared to 77.2% for the same period in 2012; our completion factor was 99.5% in 2013 and 99.6% in 2012, respectively. Our on-time performance remains challenged by our concentration of operations in the northeast United States, which contains some of the most congested and delay prone airports in the country.

Operating Expenses
In detail, operating costs per available seat mile were as follows (percent changes are based on unrounded numbers):

	Three Months Ended September 30,		Year-over-Year Change		Cents per ASM
(dollar amounts in millions)	2013	2012	$	%	2013	2012	% Change
Aircraft fuel and related taxes	$501	$481	$20	4.2	4.45	4.49	(0.9)
Salaries, wages and benefits	283	262	21	8.0	2.52	2.45	2.8
Landing fees and other rents	81	73	8	11.8	0.72	0.68	6.4
Depreciation and amortization	73	66	7	12.6	0.66	0.61	7.2
Aircraft rent	32	32	—	(1.4)	0.29	0.30	(6.2)
Sales and marketing	60	51	9	16.8	0.53	0.48	11.1
Maintenance materials and repairs	109	85	24	28.0	0.97	0.79	21.8
Other operating expenses	151	145	6	4.2	1.33	1.36	(0.8)
Total operating expenses	$1,290	$1,195	$95	8.1	11.47	11.16	2.8
Our operating expenses contain variable costs that increased due to a 6% increase in departures and a 5% increase in operating capacity.
Aircraft Fuel and Hedging
Aircraft fuel expense increased $20 million, or 4.2%, and represented approximately 39% of our total operating expenses. Fuel consumption increased by eight million gallons, or 5%, resulting in an additional $26 million of fuel expense. This was offset by $6 million in savings due to a 1% decrease in the average fuel cost per gallon over 2012. Losses upon settlement of effective fuel hedges during the third quarter of 2013 were $3 million versus gains upon settlement of effective fuel hedges during the same period in 2012 of $2 million. Our average fuel cost per gallon was $3.14 for the third quarter of 2013 compared to $3.17 for the third quarter of 2012.
In addition to our fuel hedge portfolio, we also used fixed forward price agreements, or FFPs, which allow us to lock in the price of fuel for specified quantities and at specified locations in future periods to manage fuel price volatility. We managed approximately 14% of our third quarter fuel consumption with FFPs.
Salaries, Wages and Benefits
Salaries, wages and benefits increased $21 million, or 8.0%, primarily due to a 3% increase in the average number of full-time equivalent employees in 2013 compared to 2012 and higher profit sharing. These were offset slightly by outsourcing on-board provisioning to business partners.
Depreciation and Amortization
Depreciation and amortization increased $7 million, or 12.6%, primarily due to having an average of 126 owned and capital leased aircraft in service in 2013 compared to 115 in 2012.
Maintenance Materials and Repairs
Maintenance materials and repairs increased $24 million, or 28.0%, due to an increase in the number of aircraft and the aging of our fleet which resulted in more costly heavy maintenance checks. We had an average of 11 additional operating aircraft in 2013 compared to the same period in 2012. In addition, we had higher engine maintenance costs related to aircraft engine removals and performance restorations for EMBRAER 190 aircraft during the third quarter of 2013. In the second quarter of 2013 we finalized a flight-hour based maintenance and repair agreement for these engines, which is expected to result in better forecasting of maintenance expenses.

Nine Months Ended September 30, 2013 vs. 2012
Operating Revenues

	Nine Months Ended September 30,		Year-over-Year Change
(Revenues in millions)	2013	2012	$	%
Passenger Revenue	$3,729	$3,461	$268	7.8
Other Revenue	347	327	20	5.9
Operating Revenues	$4,076	$3,788	$288	7.6

Average Fare	$161.37	$157.73	$3.64	2.3
Yield per passenger mile (cents)	13.72	13.58	0.14	1.0
Passenger revenue per ASM (cents)	11.61	11.46	0.15	1.3
Operating revenue per ASM (cents)	12.68	12.54	0.14	1.1
Average stage length (miles)	1,088	1,084	4	0.4
Revenue passengers (thousands)	23,112	21,938	1,174	5.4
Revenue passenger miles (millions)	27,182	25,480	1,702	6.7
Available Seat Miles (ASMs) (millions)	32,133	30,201	1,932	6.4
Load Factor	84.6%	84.4%		0.2	pts
We reported net income of $121 million for the nine months ended September 30, 2013 compared to $127 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2013 we had operating income of $313 million, a decrease of $19 million over the same period in 2012, and an operating margin of 7.7%, down 1.1 points from 2012. Diluted earnings per share were $0.38 in 2013 compared to $0.39 in 2012.
Passenger revenue has increased 7.8% due primarily to a 6.4% increase in capacity and an increase in average fare of 2.3%. Other revenue continued to grow primarily due to an increase in the number of Even MoreTM seats on EMBRAER 190 aircraft and the number of passengers who are choosing to upgrade to this option.
Operating Expenses
In detail, operating costs per available seat mile were as follows (percent changes are based on unrounded numbers):

	Nine Months Ended September 30,		Year-over-Year Change		Cents per ASM
(dollar amounts in millions)	2013	2012	$	%	2013	2012	% Change
Aircraft fuel and related taxes	$1,433	$1,364	$69	5.1	4.46	4.51	(1.2)
Salaries, wages and benefits	842	782	60	7.7	2.62	2.59	1.2
Landing fees and other rents	231	211	20	9.6	0.72	0.70	3.0
Depreciation and amortization	212	190	22	12.1	0.66	0.63	5.4
Aircraft rent	97	98	(1)	(2.1)	0.30	0.33	(7.9)
Sales and marketing	163	152	11	7.4	0.51	0.50	1.0
Maintenance materials and repairs	334	258	76	29.5	1.04	0.85	21.7
Other operating expenses	451	401	50	12.5	1.40	1.33	5.7
Total operating expenses	$3,763	$3,456	$307	8.9	11.71	11.44	2.4
Our operating expenses contain variable costs that increased due to a 6% increase in departures and an 6% increase in operating capacity.

Aircraft Fuel and Hedging
Aircraft fuel expense increased $69 million, or 5.1%, and represented approximately 38% of our total operating expenses. Fuel consumption increased by 29 million gallons or 7%, resulting in an additional $93 million of fuel expense. This was offset by $23 million in savings due to a 2% decrease in the average fuel cost per gallon over 2012. Losses upon settlement of effective fuel hedges during 2013 were $7 million versus gains upon settlement of effective fuel hedges during the same period in 2012 of $10 million. Our average fuel cost per gallon was $3.16 for the nine months ended September 30, 2013 compared to $3.21 for the same period in 2012. We managed approximately 15% of our year to date fuel consumption with FFPs.
Salaries, Wages and Benefits
Salaries, wages and benefits increased $60 million or 7.7% primarily due to wage rate adjustments and normal seniority increases made for some of our work groups. During the third quarter of 2012, we also introduced a Retirement Advantage program, providing an additional 3% retirement contribution for certain of our FAA-licensed Crewmembers, which resulted in $6 million of increased expense during 2013 compared to 2012.
Depreciation and Amortization
Depreciation and amortization increased approximately $22 million, or 12.1%, primarily due to having an average of 123 owned and capital leased aircraft in 2013 compared to 113 in 2012.
Maintenance Materials and Repairs
Maintenance materials and repairs increased approximately $76 million, or 29.5%, due to an increase in the number of aircraft and the aging of our fleet which resulted in more costly heavy maintenance checks. We had an average of 10 additional operating aircraft in 2013 compared to the same period in 2012. In addition, we had higher engine maintenance costs related to aircraft engine removals and performance restorations for EMBRAER 190 aircraft during 2013. In the later part of 2012, we began to experience these significantly higher maintenance costs and in the third quarter of 2013 these costs had leveled off, but remain higher than the third quarter of 2012. We have now finalized a flight-hour based maintenance and repair agreement for these engines, which is expected to result in better forecasting of maintenance expenses.
Other Operating Expenses
Other operating expenses increased due to a gain of approximately $10 million recorded in 2012 to other operating expense related to the sale of two EMBRAER 190 aircraft and six spare aircraft engines. Additional increases are due to the increase in certain variable costs as result of the colder weather conditions experienced in the northeast during the beginning of the year compared to 2012 as well as the signing of new on-board provisioning outsourcing agreements in larger airport locations that came into affect in the fourth quarter of 2012.

The following table sets forth our operating statistics for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Year-over-Year Change	Nine Months Ended September 30,		Year-over-Year Change
	2013	2012	%	2013	2012	%
Operating Statistics:
Revenue passengers (thousands)	8,059	7,747	4.0	23,112	21,938	5.4
Revenue passenger miles (millions)	9,561	9,075	5.4	27,182	25,480	6.7
Available seat miles (ASMs) (millions)	11,252	10,704	5.1	32,133	30,201	6.4
Load factor	85.0%	84.8%	0.2 pts	84.6%	84.4%	0.2pts
Aircraft utilization (hours per day)	12.2	12.4	(1.2)	12.1	11.9	1.2

Average fare	$164.02	$154.04	6.5	$161.37	$157.73	2.3
Yield per passenger mile (cents)	13.83	13.15	5.1	13.72	13.58	1.0
Passenger revenue per ASM (cents)	11.75	11.15	5.4	11.61	11.46	1.3
Operating revenue per ASM (cents)	12.82	12.21	5.0	12.68	12.54	1.1
Operating expense per ASM (cents)	11.47	11.16	2.8	11.71	11.44	2.4
Operating expense per ASM, excluding fuel (cents)	7.02	6.67	5.3	7.25	6.93	4.7
Operating expense per ASM, excluding fuel & profit sharing (cents) (1)	6.95	6.63	4.9	7.23	6.89	4.9
Airline operating expense per ASM (cents) (2)	11.33	10.99	3.1	11.57	11.30	2.4

Departures	74,206	69,925	6.1	211,701	199,538	6.1
Average stage length (miles)	1,085	1,094	(0.9)	1,088	1,084	0.4
Average number of operating aircraft during period	187.1	175.0	6.9	183.5	172.6	6.3
Average fuel cost per gallon	$3.14	$3.17	(1.1)	$3.16	$3.21	(1.6)
Fuel gallons consumed (millions)	160	152	5.4	454	425	6.8
Full-time equivalent employees at period end (2)				12,124	11,797	2.8
__________________________

(1)	Refer to our “Regulation G Reconciliation” note below for more information on this non-GAAP measure.

(2)	Excludes operating expenses and employees of LiveTV, LLC, which are unrelated to our airline operations.
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
Liquidity and Capital Resources
The airline business is capital intensive. Our ability to successfully execute our profitable growth plans is largely dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business is dependent on maintaining sufficient liquidity. We believe we have adequate resources from a combination of cash and cash equivalents and investment securities on hand and available lines of credit. In September 2013 as part of an Enhanced Equipment Trust Certificate ("EETC") offering, we priced $226 million in pass-through certificates which will be secured by 14 unencumbered A320-232 aircraft. Funding for the pass-through certificates is scheduled for March 2014 to coincide with the final scheduled principal payments of $188 million associated with our March 2004 EETC Class G-2 certificates. As of September 30, 2013, we had 17 unencumbered A320 aircraft, one unencumbered EMBRAER 190 aircraft, and 10 unencumbered spare engines.

As of September 30, 2013, we had $55 million principal of our 5.5% Convertible Debentures due 2038 (Series A) outstanding. In October 2013, we notified the holders of those outstanding debentures that we planned to redeem them on or about December 3, 2013 and they may elect to convert them into shares of our common stock up until the business day prior to the redemption date at a rate of 220.6288 shares per $1,000 debenture.
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
At September 30, 2013, we had unrestricted cash and cash equivalents of $373 million and short-term investments of $581 million compared to unrestricted cash and cash equivalents of $182 million and short-term investments of $549 million at December 31, 2012. As of September 30, 2013, our unrestricted cash, cash equivalents and short-term investments as a percentage of trailing twelve months revenue was approximately 18%. We rely primarily on operating cash flows to provide working capital for current and future operations. Cash flows from operating activities were $565 million and $541 million for the nine months ended September 30, 2013 and 2012, respectively.
     Investing Activities. During the nine months ended September 30, 2013, capital expenditures related to our purchase of flight equipment included (1) $183 million for nine aircraft, (2) $13 million for flight equipment deposits and (3) $28 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases, facilities improvements and LiveTV inflight-entertainment equipment inventory were $131 million, which include $64 million in T5i Project related costs. Investing activities also include the net purchase of $11 million in investment securities.
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
     Financing Activities. Financing activities for the nine months ended September 30, 2013 consisted of (1) scheduled maturities of $222 million of debt and capital lease obligations, (2) our issuance of $210 million in fixed rate equipment notes secured by eight aircraft, (3) the refunding of our Series 2005 GOAA bonds with proceeds of $43 million from the issuance of new 2013 GOAA bonds (4) the repayment of $10 million in principal related to our construction obligation for Terminal 5 and (5) the acquisition of $8 million in treasury shares related to our share repurchase program and the withholding of taxes upon the vesting of restricted stock units.
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
     Working Capital. We had a working capital deficit of $651 million and $508 million at September 30, 2013 and December 31, 2012, respectively. Working capital deficits can be customary in the airline industry since air traffic liability is classified as a current liability. Included in our working capital deficit is $308 million of indebtedness related to our aircraft EETCs and spare parts pass-through certificates due in the first quarter of 2014. Also contributing to our working capital deficit as of September 30, 2013 is $86 million in marketable investment securities classified as long-term assets.

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
Our scheduled debt maturities are expected to increase over the next five years, with a scheduled peak in 2014 of nearly $592 million. We expect to continue to actively manage our debt balances opportunistically by pre-purchasing outstanding debt when market conditions and terms are favorable. Additionally, our unencumbered assets, including 17 A320 aircraft and one EMBRAER 190 aircraft, allows us some flexibility in managing our cost of debt and capital requirements.
Contractual Obligations
Our noncancelable contractual obligations at September 30, 2013, include the following (dollar amounts in millions):

	Payments due in
	Total	2013	2014	2015	2016	2017	Thereafter
Long-term debt and capital lease obligations (1)	3,615	$220	$700	$380	$560	$280	$1,475
Lease commitments	1,435	50	200	200	135	125	725
Flight equipment purchase obligations	7,080	190	515	680	810	810	4,075
Financing obligations and other (2)	3,550	190	525	415	380	385	1,655
Total	$15,680	$650	$1,940	$1,675	$1,885	$1,600	$7,930
____________________________

(1)	Includes actual interest and estimated interest for floating-rate debt based on September 30, 2013 rates.

(2)	Amounts include noncancelable commitments for the purchase of goods and services.
We are subject to certain collateral ratio requirements in our spare parts pass-through certificates and spare engine financing issued in November 2006 and December 2007, respectively. If we fail to maintain these collateral ratios, we are required to provide additional collateral or redeem some or all of the equipment notes so that the ratios are met. We currently have pledged as collateral a previously unencumbered spare engine with a carrying value of $7 million in order to maintain these ratios. As of September 30, 2013 we were in compliance with all of our other covenants.
As of September 30, 2013, we operated a fleet of 130 Airbus A320 aircraft and 59 EMBRAER 190 aircraft, of which 125 were owned by us, 60 were leased under operating leases and four were leased under capital leases.
We have approximately $31 million of restricted cash pledged under standby letters of credit related to certain of our leases which will expire at the end of the related lease terms. The average age of our operating fleet was 7.08 years at September 30, 2013.
In October 2013, we amended our purchase agreement with EMBRAER by deferring the scheduled delivery of 24 EMBRAER 190 aircraft from 2014-2018 to 2020-2022. We converted eight existing A320 orders to A321 orders and 10 A320 new engine option (A320neo) orders to A321neo orders and ordered additional  A321 aircraft, consisting of 15 A321 aircraft for delivery between 2015 and 2017 and 20 A321neo for delivery between 2018 and 2020.
Subsequent to the amendments of our purchase agreements in October 2013, we had on order three Airbus A320 aircraft, 53 Airbus A321 aircraft, 30 Airbus A320 neo aircraft, 30 Airbus A321 neo aircraft, and 25 EMBRAER 190 aircraft as follows:

	Firm
Year	Airbus A320	Airbus A320 neo	Airbus A321	Airbus A321 neo	EMBRAER 190	Total

2013	—	—	4	—	1	5
2014	—	—	9	—	—	9
2015	—	—	12	—	—	12
2016	3	—	12	—	—	15
2017	—	—	15	—	—	15
2018	—	5	1	9	—	15
2019	—	—	—	15	—	15
2020	—	9	—	6	10	25
2021	—	16	—	—	7	23
2022	—	—	—	—	7	7
	3	30	53	30	25	141
Committed expenditures for our 141 firm aircraft and 10 spare engines include estimated amounts for contractual price escalations and predelivery deposits. We have secured debt financing for our Airbus A321 firm aircraft deliveries and we anticipate to pay cash for our EMBRAER 190 firm aircraft delivery, all scheduled for the forth quarter of 2013. Although we believe debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot give any assurance that we will be able to secure financing on attractive terms, if at all. While these financings may or may not result in an increase in liabilities on our balance sheet, our fixed costs will increase significantly regardless of the financing method ultimately chosen. To the extent we cannot secure financing on terms we deem attractive, we may be required to pay in cash, further modify our aircraft acquisition plans or incur higher than anticipated financing costs. Capital expenditures for facility improvements, spare parts and aircraft improvements are expected to be approximately $275 million for the remainder of 2013
In November 2005, we executed a 30-year lease agreement with the PANYNJ, for the construction and operation of T5 which became our principal base of operations at JFK in October 2008. For financial reporting purposes only, this lease is being accounted for as a financing obligation because we did not qualify for sale-leaseback accounting due to our continuing involvement in the property following its construction. JetBlue has committed to rental payments under the lease, which are included as part of lease commitments in the contractual obligations table above. Facility rents commenced with our beneficial occupancy of the new terminal in 2008 and are included as part of “financing obligations and other” in the contractual obligations table above. In March 2013, we extended the lease terms with the PANYNJ to 2042, with the option for early termination in 2033. The minimum rents associated with this lease extension are reflected in lease commitments in the table above.
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

RECONCILIATION OF OPERATING EXPENSE PER ASM, EXCLUDING FUEL AND PROFIT SHARING
(dollars in millions, per ASM data in cents)
(unaudited)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
(dollars in millions, per ASM data in cents)	$	per ASM	$	per ASM	$	per ASM	$	per ASM
Total operating expenses	$1,290	11.47	$1,195	11.16	$3,763	11.71	$3,456	11.44
Less: Aircraft fuel and related taxes	501	4.45	481	4.49	1,433	4.46	1,364	4.51
Operating expenses, excluding fuel	789	7.02	714	6.67	2,330	7.25	2,092	6.93
Less: Profit sharing	7	0.07	4	0.04	7	0.02	11	0.04
Operating expense, excluding fuel & profit sharing	$782	6.95	$710	6.63	$2,323	7.23	$2,081	6.89

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2012 Form 10-K, except as follows:
     Aircraft Fuel. Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the September 30, 2013 cost per gallon of fuel. Based on our projected twelve month fuel consumption and including the impact of our hedging position, such an increase would result in an increase to aircraft fuel expense of approximately $203 million in 2013, compared to an estimated $190 million for 2012 measured as of September 30, 2012. As of September 30, 2013, we had hedged approximately 27% of our expected remaining 2013 fuel requirements using jet fuel swaps and cap agreements. See Note 8 to our unaudited condensed consolidated financial statements for additional information.
     Fixed Rate Debt. On September 30, 2013, our $285 million aggregate principal amount of convertible debt had an estimated fair value of $431 million, based on quoted market prices.
Interest. Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments. The interest rate is fixed for $1.801 billion of our debt and capital lease obligations, with the remaining $1.041 billion having floating interest rates. As of September 30, 2013, if interest rates were, on average, 100 basis points higher in 2013 than they were during 2012, our annual interest expense would increase by approximately $14 million. This is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
If interest rates average 10% lower in 2013 than they did during 2012, our interest income from cash and investment balances would remain relatively constant. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents and investment securities balances at September 30, 2013 and December 31, 2012.

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
In connection with the preparation of this Report, our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on, and as of the date of, that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2013.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the fiscal quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business, we are party to various legal proceedings and claims which we believe are incidental to the operation of our business. Refer to Note 7 - Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.
There have been no significant changes to our risk factors from those disclosed in our 2012 Form 10-K, our first quarter 2013 Form 10-Q and our second quarter 2013 Form 10-Q, except as noted below:
The impact of federal sequester budget cuts mandated by the Budget Control Act of 2011 or other federal budgetary constraints may adversely affect our industry, business, results of operations and financial position.

On April 16, 2013, the Federal Aviation Administration, or FAA, imposed furloughs mandated by the Budget Control Act of 2011, which included reduced staffing of air traffic controllers.  This action resulted in increased delays, reduced arrival rates and flight cancellations across the airline industry and impacting the flying public for approximately one week until Congress passed legislation allowing the FAA to redirect other funds to cover staffing for air traffic controllers. On October 1, 2013, after Congress failed to pass a 2014 budget, portions of the federal government deemed nonessential were shut down. After extending the federal debt ceiling limit, the partial government shutdown ended on October 17, but not before delaying the delivery of two aircraft from their manufacturers. Much of our airline operations are regulated by governmental agencies, including the FAA, the DOT, Customs and Border Protection, The Transportation Security Administration and others.  Should mandatory furloughs and/or other budget constraints continue or resume for an extended period of time, our operations and results of operations could be materially negatively impacted.  The travel behaviors of the flying public could also be affected, which may materially adversely impact our industry and our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2012, the Board authorized a five year share repurchase program of up to 25 million shares. As of September 30, 2013, 20.4 million shares remain available for repurchase under the program, with no shares being purchased during the third quarter of 2013. The program may be commenced or suspended from time to time without prior notice. Shares repurchased under our share repurchase program are purchased in open market transactions and are held as treasury stock.
ITEM 6. EXHIBITS
Exhibits: See accompanying Exhibit Index included after the signature page of this Report for a list of the exhibits filed or furnished with this Report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)
Date:	October 31, 2013	By:	/s/ DONALD DANIELS
Vice President, Controller and Chief Accounting Officer(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Certification Pursuant to Section 1350, furnished herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________________