Form 10-K
period 2013-12-31
JETBLUE AIRWAYS CORP
filed 2014-02-19
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ''large accelerated filer,” “accelerated filer'' and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒                 Accelerated filer          ☐
Non-accelerated filer ☐                Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 28, 2013 was approximately $1.5 billion (based on the last reported sale price on the NASDAQ Global Select Market on that date). The number of shares outstanding of the registrant's common stock as of January 31, 2014 was 295,632,350 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2014 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

i

FORWARD-LOOKING INFORMATION

Statements in this Form 10-K (or otherwise made by JetBlue or on JetBlue’s behalf) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which represent our management’s beliefs and assumptions concerning future events. When used in this document and in documents incorporated herein by reference, the words “expects,” “plans,” “anticipates,” “indicates,” “believes,” “forecast,” “guidance,” “outlook,” “may,” “will,” “should,” “seeks,” “targets” and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks, uncertainties and assumptions, and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including, without limitation, our extremely competitive industry; volatility in financial and credit markets which could affect our ability to obtain debt and/or lease financing or to raise funds through debt or equity issuances; increases and volatility in fuel prices, maintenance costs and interest rates; our ability to implement our growth strategy; our significant fixed obligations and substantial indebtedness; our ability to attract and retain qualified personnel and maintain our culture as we grow; our reliance on high daily aircraft utilization; our dependence on the New York metropolitan market and the effect of increased congestion in this market; our reliance on automated systems and technology; our being subject to potential unionization, work stoppages, slowdowns or increased labor costs; our reliance on a limited number of suppliers; our presence in some international emerging markets that may experience political or economic instability or may subject us to legal risk; reputational and business risk from information security breaches; changes in or additional government regulation; changes in our industry due to other airlines' financial condition; a continuance of the economic recessionary conditions in the U.S. or a further economic downturn leading to a continuing or accelerated decrease in demand for domestic and business air travel; and external geopolitical events and conditions. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change prior to the end of each quarter or year. Although these expectations may change, we may not inform you if they do.
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

ii

ITEM 1. BUSINESS

OVERVIEW
General
JetBlue Airways Corporation, or JetBlue, is New York's Hometown Airline™. In 2013 JetBlue carried over 30 million passengers with an average of 800 daily flights and served 82 destinations in the United States, the Caribbean and Latin America.
JetBlue was incorporated in Delaware in August 1998, commenced service on February 11, 2000 and by the end of 2013 had grown to become the 5th largest passenger carrier in the U.S. based on revenue passenger miles as reported by these passenger airlines. We believe our differentiated product and service offering combined with our competitive cost advantage enables us to compete fiercely in the high-value geography we serve. Looking to the future we plan to continue to grow in our high-value geography, invest in industry-leading products and provide award winning service by our 15,000 dedicated employees, whom we refer to as Crewmembers. We believe in the future we will continue to differentiate ourselves from the other airlines, enable us to continue to attract a higher mix of business travelers and allocate further profitable growth to the Caribbean and Latin America. We are focused on driving to deliver solid results for our shareholders, our Crewmembers and our customers.
As used in this Form 10-K, the terms “JetBlue”, “we”, “us”, “our” and similar terms refer to JetBlue Airways Corporation and its subsidiaries, unless the context indicates otherwise. Our principal executive offices are located at 27-01 Queens Plaza North, Long Island City, New York 11101 and our telephone number is (718) 286-7900.
Our Industry and Competition
The U.S. airline industry is extremely competitive, challenging and often volatile. It is uniquely susceptible to external factors such as domestic and international economic downturns, inclement weather, natural disasters and acts of terrorism. We operate in a capital and energy intensive industry which has high fixed costs as well as heavy taxation and fees. Airline returns are sensitive to slight changes in fuel prices, average fare levels and passenger demand. The principal competitive factors in the airline industry include fares, brand and customer service, route networks, flight schedules, aircraft types, safety records, code-sharing and interline relationships, in-flight entertainment and connectivity systems and frequent flyer programs.
Price competition is strong in our industry and occurs through price discounting, fare matching, targeted sale promotions, ancillary fee additions and frequent flyer travel initiatives. All of these measures are usually matched by other airlines in order to maintain their competitive position. Our ability to meet this price competition depends on, among other things, our ability to operate at costs equal to or lower than our competitors.
Since 2001, the majority of traditional network airlines have undergone significant financial restructuring including bankruptcies, mergers and consolidations. These processes typically result in a lower cost structure through reduction of labor costs, restructuring of commitments (including debt terms, leases and fleet), modification or termination of pension plans, increased workforce flexibility and innovative offerings. These actions also have provided significant opportunities for realignment of route networks, alliances and frequent flyer programs. These factors have had a significant influence on the industry's improved profitability.

2013 OPERATIONAL HIGHLIGHTS
We believe our differentiated product, high-value geography and competitive cost advantage relative to the other airlines have contributed to our continued success in 2013. Our 2013 operational highlights include:
•Fleet - We restructured our long-term order book so as to better match our capacity with network demand at a lower unit cost in the future. Specifically, we deferred 24 EMBRAER 190 aircraft from 2014-2018 to 2020-2022, converted 18 Airbus A320 positions to larger A321s and added an incremental order for 35 A321 aircraft. All Airbus aircraft delivered going forward are to be equipped with Sharklets® which are expected to reduce fuel consumption. Most of the aircraft currently in our fleet are expected to be retrofitted with Sharklets® starting in 2015. Finally, we took delivery of the Airbus A321, a variant of the A320. With up to 190 seats we expect it will help us better serve our high-value geography more effectively.

•Product enhancements - Throughout 2013 we continued to invest in industry-leading products which we believe will continue to differentiate our product offering from the other airlines. We launched Fly-Fi™ in-flight internet service with connectivity speed significantly faster than those offered by other U.S. airlines. We expect to complete the retrofit of our Airbus fleet with Fly-Fi™ by the end of 2014 and anticipate retrofitting the Embraer fleet shortly thereafter. We announced our premium transcontinental service, Mint™, which is scheduled to commence June 2014. Mint™ is designed to include 16 fully lie-flat beds, four of which will be in suites with privacy door a first in the U.S. domestic market.
•Network - We continued to expand and grow in our high-value geography. Specifically, we grew our Boston network with nearly 80,000 flights in 2013. We are now the largest carrier in Boston and account for more than 30% of all flights by U.S. carriers from this airport. We expanded operations in San Juan, Puerto Rico and built relationships with smaller airlines throughout the Caribbean to help feed these operations. We are working with the local authorities of Broward County, Florida, who have committed to runway and terminal expansion plans at Fort Lauderdale-Hollywood Airport. These plans align with our future plans at Fort Lauderdale-Hollywood of growing to 100 flights per day.
•TrueBlue and partnerships - In June we announced members of our TrueBlue frequent flyer program could earn and keep points without expiration. In October we became the first U.S. airline to offer family pooling where families and small groups can now elect to earn and share TrueBlue points, free of charge. Our customers determine their own "family". Additionally, we expanded our portfolio of commercial airline partnerships throughout the year and began codeshare agreements with current partners Emirates in October and South African Airways in December.
•Customer Service - We were recognized by J.D. Power and Associates for the ninth consecutive year as the “Highest in Airline Customer Satisfaction among Low-Cost Carriers.” We were additionally recognized by Airline Ratings as the "Best Low Cost Airline – The Americas" receiving 7/7 stars for safety, and 5/5 stars for our product offering.

THE JETBLUE EXPERIENCE AND STRATEGY
We offer our customers a distinctive flying experience which we refer to as the “JetBlue Experience”. We believe we deliver award winning service which focuses on the customer experience from booking their itinerary to arrival at their final destination. Typically our customers are neither the high-traffic business travelers nor the ultra-price sensitive travelers. Rather, we believe we are the carrier of choice for delivering a differentiated product, brand and award winning customer service to the majority of travelers who have been underserved by the other airlines.
Differentiated Product and Service
Delivering the JetBlue Experience to our customers through our differentiated product and service is core to our mission to inspire humanity. We look to attract new customers to our brand and provide current customers reasons to come back to us. A key element of our success is the belief that competitive fares and quality air travel need not be mutually exclusive.
Our award winning service begins from the moment our customers purchase a ticket across a variety of our distribution channels such as www.jetblue.com, our mobile applications or our reservations centers. Upon arrival at the airport they are welcomed by our dedicated Crewmembers and can experience a variety of products including having their first checked bag for free. They can also purchase one of our ancillary options, such as Even More™ Speed, which allows them to enjoy an expedited security experience in most domestic JetBlue locations.
Once onboard, customers enjoy leather seats in a comfortable single class layout and the most legroom in the main cabin of all U.S. airlines (based on average fleet-wide seat pitch). Customers who have purchased our Even More™ Space seats enjoy additional legroom; these seats are available on all of our aircraft. Our in-flight entertainment system include 36 channels of free DIRECTV®, 100 channels of free SiriusXM® satellite radio and premium movie channel offerings from JetBlue Features®, our source of first run films. All customers can enjoy an assortment of free and unlimited brand name snacks and beverages as well as having the option to purchase premium beverages and food selections. They also have the option to purchase specially-tailored products such as our "blanket & pillow" set. In December 2013 we began to retrofit our fleet with Fly-Fi™. This connectivity is significantly faster than the in-flight connections offered by other U.S. airlines and allows for high-quality video streaming for all customers onboard. We expect installations to be completed on our Airbus fleet in 2014, after which we plan to begin installations on our EMBRAER 190 fleet.

Our Airbus A320 aircraft have 150 seats and a wider cabin than both the Boeing 737 and 757 aircraft operated by many of our competitors on their domestic routes. Our EMBRAER 190 aircraft have 100 seats arranged in a two-by-two seating configuration. In October 2013 we received delivery of the first Airbus A321 aircraft in our fleet, which was placed into service in December 2013 with 190 seats. Beginning in June 2014 we plan to introduce a number of Airbus A321 aircraft which include our premium transcontinental service, Mint™. We anticipate this service will include 16 fully lie-flat beds, four of which will be in suites with privacy doors, a first in the U.S. domestic market. We intend that Mint™ customers will have access to a 15-inch flat screen with up to 100 channels of DIRECTV®, 100+ channels of SiriusXM® radio and access to an assortment of complimentary food and beverages.
In addition to our core products we also sell vacation packages through JetBlue Getaways™, a one-stop, value-priced vacation service for self-directed packaged travel planning. These packages offer competitive fares for air travel on JetBlue, along with a selection of JetBlue-recommended hotels and resorts, car rentals and attractions.
We work to provide a superior air travel experience, including communicating openly and honestly with customers about delays and service disruptions. We are the only U.S. major airline to have a Customer Bill of Rights, a program introduced in 2007 to provide for compensation to customers who experience avoidable inconveniences as well as some unavoidable circumstances. It also commits us to high service standards and holds us accountable if we do not. In 2013, we completed 99.2% of our scheduled flights. Unlike most other airlines, we have a policy of not overbooking flights.
Our customers have repeatedly indicated the distinctive JetBlue Experience is an important reason why they choose to fly us over other carriers. We measure and monitor our customer feedback regularly which helps us to continuously improve customer satisfaction. One way we do so is by measuring our net promoter score, or NPS. This metric is used by companies in many industries to measure and monitor customer experience. Many of the leading consumer brands that are recognized for great customer service receive high NPS scores. We believe a higher NPS score has positive effects on customer loyalty and leads to increased revenue.
Network/ High-Value Geography
We are predominately a point-to-point system carrier, with the majority of our routes touching at least one of our six focus cities. During 2013 approximately 90% of our customers flew on non-stop itineraries.
Airlines with a strong leisure traveler focus are often faced with high seasonality. As a result we are continually working to manage our mix of customers to include business travelers as well as travelers visiting friends and relatives (VFR). VFR travelers tend to be slightly less seasonal and less susceptible to economic downturns than traditional leisure destination travelers. Understanding the purpose of our customers' travel helps us optimize destinations, strengthen our network and increase unit revenues.
As of December 31, 2013, our network served 82 BlueCities in 25 states, the District of Columbia, the Commonwealth of Puerto Rico, the U.S. Virgin Islands, and 15 countries in the Caribbean and Latin America. In 2013, we commenced service to seven new BlueCities including Lima, Peru, our southernmost BlueCity. We also made tactical changes across our network by announcing new routes between existing BlueCities. We group our capacity distribution based upon geographical regions rather than a mileage or length of haul. The historic distribution for the past three years of available seat miles, or capacity, by region is:

	Year Ended December 31,
Capacity Distribution	2013	2012	2011
Florida	30.9%	31.1%	32.7%
Latin, including Puerto Rico (1)	28.1	27.2	24.7
Transcontinental	27.9	28.6	29.1
Central	5.2	5.0	5.0
East	5.0	4.9	5.1
West	2.9	3.2	3.4
Total	100.0%	100.0%	100.0%
(1) Domestic operations as defined by the DOT include Puerto Rico and the U.S. Virgin Islands but for the purposes of the capacity distribution table above we have included these locations in the Latin region.

Our network growth over the past few years has been focused on the business traveler in Boston as well as travelers to the Caribbean and Latin America. Looking to the future we expect to focus on increasing our presence in Fort Lauderdale-Hollywood which is a destination we currently serve primarily from the Northeast. We believe there is an opportunity at Fort Lauderdale-Hollywood to increase our presence to destinations throughout the Caribbean and Latin America. In 2014 we anticipate further expanding our network and have announced the following new destinations:

Destination	Service Scheduled to Commence
Savannah, Georgia (SAV)	February 13, 2014
Port of Spain, Trinidad and Tobago (POS)*	February 24, 2014
Detroit, Michigan (DTW)	March 10, 2014
* subject to receipt of government operating authority
Airline Commercial Partnerships
Airlines frequently participate in commercial partnerships with other carriers in order to provide inter-connectivity, code-sharing, coordinated flight schedules, frequent flyer program reciprocity and other joint marketing activities. At December 31, 2013 we had 31 airline commercial partnerships. Our commercial partnerships typically begin as an interline agreement allowing a customer to book one itinerary with tickets on multiple airlines. We have strengthened the relationship with two of our existing partners in 2013 to include code-sharing, a practice in which one airline places its name and flight number on flights operated by another airline. In 2014, we will continue to seek additional strategic opportunities through new commercial partners as well as assess ways to deepen select current airline partnerships. We will do this by expanding one-way code share to, two-way code-share relationships and other areas of cooperation such as frequent flyer programs. We believe these commercial partnerships allow us to leverage our strong network and drive incremental traffic and revenue while improving off-peak travel.
Marketing
JetBlue is a widely recognized and respected global brand. This brand has evolved into an important and valuable asset which identifies us as a safe, reliable, high value airline. Similarly, we believe customer awareness of our brand has contributed to the success of our marketing efforts. It enables us to promote ourselves as a preferred marketing partner with companies across many different industries.
We market our services through advertising and promotions in various media forms including popular social media outlets. We engage in large multi-market programs, local events and sponsorships as well as mobile marketing programs. Our targeted public and community relations efforts reflect our commitment to the communities we serve, as well as promoting brand awareness and complementing our strong reputation.
Distribution
Our primary and preferred distribution channel to customers is through our website, www.jetblue.com, our lowest cost channel. We additionally have mobile applications for both Apple and Android devices which have robust features including real-time flight information updates and mobile check-in for certain routes. Both of these channels are designed to enhance our customers' travel experience and are in keeping with the JetBlue Experience. Our participation in global distribution systems (GDSs) supports our profitable growth, particularly in the business market. We find business customers are more likely to book through a travel agency or a booking product which rely on a GDS platform. Although the cost of sales through this channel is higher than through our website, the average fare purchased through the GDSs is generally higher and often covers the increased distribution costs. We currently participate in several major GDSs and online travel agents (OTAs). Because the majority of our customers book travel on our website, we maintain relatively low distribution costs despite our increased participation in GDS and OTA in recent years.

Customer Loyalty Program
TrueBlue is our customer loyalty program designed to reward and recognize loyal customers. Members earn points based upon the amount paid for JetBlue flights and services from certain commercial partners. Our points do not expire and for as little as 5,000 points and related taxes/fees can be redeemed for a one-way flight. The program has no black-out dates or seat restrictions and any JetBlue destination can be booked if the member has enough points to exchange for the value of an open seat. In addition to points, members can earn badges and rewards for JetBlue-related activities like flying, interacting with partners and social media use. Since 2012 we have had an additional level for our most loyal customers called Mosaic. In order to qualify for Mosaic status, TrueBlue members must either (1) fly a minimum of 30 times with JetBlue and acquire at least 12,000 base flight points within a calendar year, or (2) accumulate 15,000 base flight points within a calendar year. Mosaic customers enjoy benefits including free Even MoreTM Speed expedited security, no change/cancel fees, early boarding, access to a dedicated Customer service line available 24 hours a day/7days a week, a free second checked bag and the exclusive ability to use TrueBlue points for Even MoreTM Space seat upgrades. There were over 931,000 TrueBlue award miles travel segments flown during 2013, representing approximately 3% of our total revenue passenger miles.
We have an agreement with American Express under which they issue JetBlue co-branded American Express credit cards to U.S. residents that allow cardmembers to earn TrueBlue points. We have a separate agreement with American Express allowing any American Express cardholder to convert Membership Rewards points into TrueBlue points. We also have a co-branded loyalty credit card jointly with Banco Santander Puerto Rico and Mastercard which allows customers in Puerto Rico to take full advantage of our TrueBlue loyalty program.
We have separate agreements with other loyalty partners, including hotels and car rental companies, allowing their customers to earn TrueBlue points through participation in the partners’ programs. We intend to develop the footprint of our co-branded credit cards and pursue other loyalty partnerships in the future.

OPERATIONS AND COST STRUCTURE
Historically, our cost structure has allowed us to profitably price fares lower than many competitors and is a principle reason for our success. Our current cost advantage relative to some of our competitors is due to high aircraft utilization, new and efficient aircraft, relatively low distribution costs, and a productive workforce among other factors. Because our network initiatives and growth plans necessitate a low cost platform, we are continually focused on our cost advantage and maintaining it. In making investments, we believe not just in the ones that contribute and enhance the JetBlue Experience, but also ones that drive efficiencies and contribute to the preservation of our long-term cost advantage.
Route Structure
Our point-to-point system is the foundation of our operational structure. This structure allows us to optimize costs as well as accommodate customers' preference for non-stop itineraries. Further, a vast majority of our operations are centered in and around the heavily populated northeast corridor of the U.S., which includes the New York and Boston metropolitan areas. This airspace is some of the world's most congested and drives certain operational constraints.
•New York metropolitan area. We are New York's Hometown AirlineTM. The majority of our flights originate in the New York metropolitan area, the nation's largest travel market. New York's John F. Kennedy International Airport, (JFK) is New York's largest airport. We are the largest airline at JFK as measured by domestic capacity and by the end of 2013 our domestic operations accounted for nearly 31% of all domestic passengers at JFK. We operate predominately out of Terminal 5, or T5, and in 2014 we expect to complete the construction of T5i, an international arrivals facility that will expand our current T5 footprint. We believe T5i will enable us to increase operational efficiencies, provide savings and streamline our operations as well as improve the overall travel experience for our customers arriving from international destinations. We also serve New Jersey's Newark Liberty International Airport, New York's LaGuardia Airport, Newburgh, NY's Stewart International Airport and White Plains, NY's Westchester County Airport. We are the leading carrier in number of flights flown per day between the New York metropolitan area and Florida.
•Boston. We are the largest carrier in terms of flights and seats offered at Boston's Logan International Airport, or Boston. By the end of 2013 we flew to 49 destinations from Boston and served twice as many non-stop destinations than any other airline. Our operations accounted for more than 30% of all Boston passengers. We continue to capitalize on opportunities in the changing competitive landscape by adding routes, frequencies and increasing our relevance to local travelers, including business travelers. Our plan is to grow Boston towards a target of 150 flights per day.

•Caribbean and Latin America. Since 2008 we have added 20 BlueCities in this region. We expect this number to continue to grow in the future. Our only focus city outside of the Continental U.S. is San Juan, Puerto Rico. We are now the largest airline in Puerto Rico in terms of capacity with approximately 36% of all passengers in 2013 from our three BlueCities. We are also the largest airline in terms of capacity serving the Dominican Republic with six BlueCities and approximately 13% of all passengers in 2013. We continue to invest in our Caribbean operations including intra-Caribbean services out of Puerto Rico. While the Caribbean and Latin American region is a growing part of our network, operating in these developing countries can present operational challenges, including working with less developed airport infrastructure, political instability and vulnerability to corruption.
•Fort Lauderdale-Hollywood. We are the largest carrier in terms of capacity at Fort Lauderdale-Hollywood International Airport, with approximately 20% of all passengers in 2013 served by JetBlue. Flying out of Fort Lauderdale-Hollywood instead of nearby Miami International Airport helps preserve our competitive cost advantage through lower cost per enplanement. Broward County authorities have commenced a multi-year, $2.3 billion, refurbishment effort at the airport and surrounding facilities including the construction of a new airfield. We operate out of Terminal 3 which is scheduled to be refurbished and connected to the upgraded and expanded international terminal by 2018. We expect the connection of these terminals will streamline operations for both Crewmembers and customers. Due to these factors, its ideal location between the U.S. and Latin America, and South Florida's high-value geography, Fort Lauderdale-Hollywood is expected to be one of our key areas of focused growth going forward.
•Orlando. We are the second largest carrier in Orlando International Airport, or Orlando, with more than 15% of all flights in 2013 being operated by JetBlue. Our centralized training center, known as JetBlue University, is based in Orlando and in 2013 we broke ground on the construction of a facility at the airport, adjacent to our training center, for lodging our Crewmembers when they attend training at JetBlue University.
•Los Angeles area. We are the seventh largest carrier in the Los Angeles area, operating from Long Beach Airport, Los Angeles International Airport and Burbank's Bob Hope Airport. We are the largest carrier in Long Beach, with almost 68% of all flights in 2013 being operated by JetBlue. In mid-2014 we are scheduled to start operating our premium transcontinental service, Mint™, from Los Angeles.
Our peak levels of traffic over the course of the year depend upon the route, with the East Coast to Florida/Caribbean peak from October through April and the East Coast to West Coast peak in the summer months. Many of our areas of operations in the Northeast experience poor winter weather conditions, resulting in increased costs associated with de-icing aircraft, canceled flights and accommodating displaced customers. Many of our Florida and Caribbean routes experience bad weather conditions in the summer and fall due to thunderstorms and hurricanes. As we enter new markets we could be subject to additional seasonal variations along with competitive responses by other airlines.
Fleet Structure
We currently operate the Airbus A321, the Airbus A320 and the EMBRAER 190 aircraft types. In 2013 our fleet had an average age of 7.1 years and operated an average of 11.9 hours per day. By operating a younger fleet as well as scheduling and operating our aircraft more efficiently we are able to spread related fixed costs over a greater number of available seat miles.
The reliability of our fleet is essential to our operations running smoothly. We are continually working with our aircraft and engine manufacturers to enhance our efficiency performance. In 2015 we expect to start retrofitting our Airbus aircraft with Sharklets®, a blended wingtip devices designed to improve the aircraft’s aerodynamics, which we anticipate will result in improved range and flight performance in addition to fuel savings. We are working with the FAA in efforts towards implementing the Next Generation Air Transportation System, or NextGen by 2020. In 2012 we equipped 35 of our Airbus A320 aircraft to test ADS-B Out, a satellite based technology aimed to facilitate the communication between pilots and air traffic controllers. Even though it is still in the testing phase we have already seen benefits from the ADS-B Out equipment. This includes being able to reroute flights over the Gulf of Mexico to avoid bad weather, an area where the current FAA radar coverage is not complete. This NextGen technology is expected to improve operational efficiency in the congested airspaces in which we operate. In 2012 we also became the first FAA certified Airbus A320 carrier in the U.S. to use satellite-based Special Required Navigation Performance Authorization Required, or RNP AR, approaches at two of JFK's prime and most used runways, 13L and 13R.

Fleet Maintenance
Consistent with our core value of safety, our FAA-approved maintenance program is administered by our technical operations department. We use qualified maintenance personnel and ensure they have comprehensive training. We maintain our aircraft and associated maintenance records in accordance with, if not exceeding, FAA regulations. Fleet maintenance work is divided into three categories: line maintenance, heavy maintenance and component maintenance.
The bulk of our line maintenance is handled by JetBlue technicians and inspectors. It consists of daily checks, overnight and weekly checks, “A” checks, diagnostics and routine repairs. Heavy maintenance checks consist of a series of more complex tasks taking from one to four weeks to accomplish; these items are typically performed once every 15 months. All of our aircraft heavy maintenance work is performed by FAA-approved facilities such as Embraer, Pemco and Timco, subject to direct oversight by JetBlue personnel. We outsource heavy maintenance as the costs are lower than if we performed the tasks internally (including inventory related costs). Component maintenance on equipment such as engines, auxiliary power units, landing gears, pumps and avionic computers are all performed by a number of different FAA-approved repair stations. We have maintenance agreements with MTU Maintenance Hannover GmbH, MTU, for the engines that power our Airbus fleet and with GE (OEM) for our EMBRAER 190 aircraft engines. We also have an agreement with Lufthansa Technik AG for the repair, overhaul, modification and logistics of certain Airbus components. Many of our maintenance service agreements are based on a fixed cost per flying hour; these vary based upon the age of the aircraft and other operating factors impacting the related component. Required maintenance not otherwise covered by these agreements is performed on a time and materials basis. All other maintenance activities are sub-contracted to qualified maintenance, repair and overhaul organizations.
Aircraft Fuel
Aircraft fuel is our largest expense; its price and availability has been extremely volatile in the past due to global economic and geopolitical factors which we can neither control nor accurately predict. We use a third party fuel management service to procure most of our fuel. Our historical fuel consumption and costs for the years ended December 31 were:

	2013	2012	2011
Gallons consumed (millions)	604	563	525
Total cost (millions) (a)	1,899	1,806	1,664
Average price per gallon (a)	$3.14	$3.21	$3.17
Percent of operating expenses	37.9%	39.2%	39.8%
(a) Total cost and average price per gallon each include related fuel taxes as well as effective fuel hedging gains and losses.
We attempt to protect ourselves against the volatility of fuel prices by entering into a variety of hedging instruments. These include swaps and options with underlyings of jet fuel, crude and heating oil. We also use fixed forward price agreements, or FFPs, which allow us to lock in the price of fuel for specified quantities and at specified locations in future periods.

Financial Health
We strive to maintain financial strength and a cost structure that enables us to grow profitably and sustainably. In the first years of our history, we relied upon financing activities to fund much of our growth. Starting in 2007, as our airline matured, growth has largely been funded through internally generated cash from operations. Since 2009, while we have invested over $2.7 billion in capital assets, we have also generated nearly $3.1 billion in cash from operations resulting in over $300 million in free cash flow. Our improving financial results have resulted in better credit ratings, which have in-turn resulted in more attractive financing terms when we do not purchase assets for cash. Since 2009, we have also reduced our total debt balance by $570 million.

$700
$200
In Millions ($)
80%
60%
40%
Debt to Cap Ratio **
2009
2010
2011
2012*
2013
CASH FROM OPERATIONS
TOTAL CAPITAL EXPENDITURES
POSITIVE FREE CASH FLOW ***
NEGATIVE FREE CASH FLOW ***
DEBT TO CAPITALIZATION RATIO

** 2012 includes $200M unscheduled aircraft pre-delivery deposits, in exchange for favorable pricing terms.*

*** We have adjusted debt and capitalization for the significant financing obligations of our aircraft operating leases, which aren't reflected on our balance sheets. In making these adjustments, we used a multiple of 7 times the applicable annual aircraft rent expenses as this is the multiple which is routinely used within the airline community to represent the financing component of aircraft operating lease obligations.*

LiveTV
LiveTV, LLC is a wholly-owned subsidiary of JetBlue, provides in-flight entertainment, voice communication and data connectivity services and solutions for commercial and general aviation aircraft. LiveTV's largest customer for its core products and services is JetBlue with a further six agreements with other domestic and international commercial airlines. It also has general aviation customers to which it supplies voice and data communication services. LiveTV continues to pursue additional customers and related product enhancements. JetBlue, ViaSat Inc. and LiveTV have worked together to develop and support in-flight broadband connectivity for JetBlue which is being marketed as Fly-Fi™. LiveTV is also working with ViaSat Inc. to support in-flight connectivity for other airlines in the near future.
LiveTV's major competitors in the in-flight entertainment systems market include Rockwell Collins, Thales Avionics and Panasonic Avionics; however, only Panasonic is currently providing in-seat live television. In the voice and data communication services market, LiveTV's primary competitors are GoGo, Row 44 and Panasonic.

CULTURE
Our People
Our success depends on our Crewmembers delivering the best customer service experience in the sky and on the ground. One of our competitive strengths is a service-orientated culture grounded in five key values of safety, caring, integrity, fun and passion. We believe a highly productive, engaged workforce enhances customer satisfaction and loyalty. Our goal is to hire, train and retain a diverse workforce of caring, passionate, fun and friendly people who share our mission to inspire humanity.
Our culture is first introduced to new Crewmembers during the screening process and then at an extensive new hire orientation program. The orientation focuses on the JetBlue strategy and emphasizes the importance of customer service, productivity and cost control. We provide continuous training for our Crewmembers including technical training; a specialized captain leadership training program unique in the industry; a leadership program for current company managers; an emerging managers program; regular training focused on the safety value and front line training for our customer service teams. Our growth plans necessitate and facilitate opportunities for talent development.
We believe a direct relationship between Crewmembers and our leadership is in the best interest of our Crewmembers, customers and shareholders. Currently, none of our Crewmembers have third-party representation, we have individual employment agreements with each of our FAA licensed Crewmembers which consist of pilots, dispatchers, technicians, inspectors and air traffic controllers. Each employment agreement is for a term of five years and renews for an additional five-year term unless the Crewmember is terminated for cause or the Crewmember elects not to renew. Pursuant to these agreements, Crewmembers can only be terminated for cause. In the event of a downturn in our business, resulting in a reduction of flying and related work hours, we are obligated to pay these Crewmembers a guaranteed level of income and to continue their benefits. In addition, through these agreements we provide what we believe to be industry-leading job protection language. We believe these agreements provide the Company and Crewmembers flexibility and allow us to react to Crewmember needs more efficiently than collective bargaining agreements.
Another aspect of the direct relationship are our Values Committees which are made up of peer-elected frontline Crewmembers from each of our major work groups. These Values Committees represent the interest of our workgroups and help us run our business in a productive and efficient way. We believe this direct relationship drives higher levels of engagement and alignment with the Company’s strategy, culture and overall goals.
We believe the efficiency and engagement of our Crewmembers is a result of our flexible and productive work rules. We are cognizant of the competition for productive labor in key industry positions and new government rules requiring higher qualifications and more restricted hours that may result in potential labor shortages in the upcoming years.
Our leadership team communicates on a regular basis with all Crewmembers in order to maintain this direct relationship with our people and to keep them informed about news, strategy updates and challenges affecting the airline. Effective and frequent communication throughout the organization is fostered through various means including email messages from our CEO and other senior leaders at least weekly, weekday news updates to all Crewmembers, employee engagement surveys, a quarterly Crewmember magazine and active leadership participation in new hire orientations. Leadership is also heavily involved in periodic open forum meetings across our network, called “pocket sessions” which are often videotaped and posted on our intranet. By soliciting feedback for ways to improve our service, teamwork and work environment, our leadership team works to keep Crewmembers engaged and make our business decisions transparent. Additionally we believe cost and revenue improvements are best recognized by Crewmembers on the job.
Our full-time equivalent employees at December 31, 2013 consisted of 2,407 pilots, 2,598 flight attendants, 3,586 airport operations personnel, 581 technicians (whom other airlines may refer to as mechanics), 1,025 reservation agents, and 2,833 management and other personnel. At December 31, 2013, we employed 11,021 full-time and 3,862 part-time employees.
Crewmember Programs
We are committed to supporting our Crewmembers through a number of programs including:
•Crewmember Resource Groups (CRGs). These are groups of Crewmembers formed to act as a resource for both the group members as well as JetBlue. These groups serve as an avenue to embrace and encourage different perspectives, thoughts and ideas. At the end of 2013 we had three CRGs in place: JetPride, Women in Flight, and Vets in Blue.
•JetBlue Crewmember Crisis Fund (JCCF). Formed in 2002 as a nonprofit corporation and recognized by the IRS as of that date as a tax-exempt entity described in Section 501(c)(3) of the Internal Revenue Code,  JCCF was created to assist JetBlue Crewmembers and their immediate family members (IRS Dependents) in times of crisis. Funds for JCCF grants come directly from Crewmembers via a tax-deductible payroll deduction. The assistance process is confidential with only the fund administrator and coordinator knowing the identity of the Crewmembers in need.

• Lift Recognition Program. Formed in 2012, this Crewmember recognition program encourages Crewmembers to celebrate their peers for living the values by sending e-thanks through an on-line platform. In 2013, we saw over 47,000 Lift nominations.
Community Programs
JetBlue is strongly committed to supporting the communities and BlueCities we serve through a variety of community programs including:
•Corporate Social Responsibility (CSR). The CSR team was established to support not-for-profit organizations focusing on youth and education, environment, and community in the cities we serve. They organize and support community service projects, charitable giving and non-profit partnerships such as KaBOOM! and Soar with Reading.
•JetBlue Foundation. Incorporated in 2013 as a nonprofit corporation, this foundation is a JetBlue-sponsored organization to advance aviation-related education and to continue our efforts to put aviation on the map as a top career choice for students.   We intend to do this by igniting interest in science, technology, engineering and mathematics. The foundation is legally independent from JetBlue and has a Board of Directors as well as an Advisory Committee, both of which are made up of Crewmembers.  The foundation has applied to the IRS for recognition as a tax-exempt entity described in Section 501(c)(3) of the Internal Revenue Code.

REGULATION
Airlines are heavily regulated, with rules and regulations set by various federal, state and local agencies. We also operate under specific regulations due to our operations within the high density airspace of the northeast U.S. Most of our airline operations are regulated by U.S. governmental agencies including;
DOT: The DOT primarily regulates economic issues affecting air service including but not limited to certification and fitness, insurance, consumer protection and competitive practices. They set the requirement that carriers do not permit domestic flights to remain on the tarmac for more than three hours. They also require that the advertised price for an airfare or a tour package including airfare (e.g., a hotel/air vacation package) has to be the total price to be paid by the customer, including all government taxes and fees. It has the authority to investigate and institute proceedings to enforce its economic regulations and may assess civil penalties, revoke operating authority and seek criminal sanctions.
FAA: The FAA primarily regulates flight operations, in particular, matters affecting air safety. This includes but is not limited to airworthiness requirements for aircraft, the licensing of pilots, mechanics and dispatchers, and the certification of flight attendants. It requires each airline to obtain an operating certificate authorizing the airline to operate at specific airports using specified equipment. Like all U.S. certified carriers, we cannot fly to new destinations without the prior authorization of the FAA. After providing notice and a hearing it has the authority to modify, suspend temporarily or revoke permanently our authority to provide air transportation or that of our licensed personnel for failure to comply with FAA regulations. It can additionally assess civil penalties for such failures as well as institute proceedings for the imposition and collection of monetary fines for the violation of certain FAA regulations. When significant safety issues are involved, it can revoke our authority to provide air transportation on an emergency basis, without providing notice and a hearing. It monitors our compliance with maintenance as well as flight operations and safety regulations. It maintains on-site representatives and performs frequent spot inspections of our aircraft, employees and records. It also has the authority to issue airworthiness directives and other mandatory orders. This includes the inspection of aircraft and engines, fire retardant and smoke detection devices, collision and windshear avoidance systems, noise abatement and the mandatory removal and replacement of aircraft parts that have failed or may fail in the future. We have and maintain FAA certificates of airworthiness for all of our aircraft and have the necessary FAA authority to fly to all of the destinations we currently serve.
TSA: The TSA operates under the Department of Homeland Security and is responsible for all civil aviation security. This includes passenger and baggage screening, cargo security measures, airport security, assessment and distribution of intelligence, and security research and development. It also has law enforcement powers and the authority to issue regulations, including in cases of national emergency, without a notice or comment period.
Taxes & Fees: The airline industry is one of the most heavily taxed in the U.S., with taxes and fees accounting for approximately 16% of the total fare charged to a customer. Airlines are obligated to fund all of these taxes and fees regardless of their ability to pass these charges on to the customer. The TSA sets the September 11, or 9/11, Security Fee as well as the Aviation Security Infrastructure Fee, or ASIF. The 9/11 Security Fee is passed to the customer while the ASIF directly impacts our costs. The federal budget expected to be ratified in 2014 has removed the ASIF fee but has increased the 9/11 Security Fee from $2.50 per enplanement, with a maximum of $5 per one-way trip, to $5.60 per one-way trip regardless of connecting flights. This higher tax will be effective from July 1, 2014.

State and Local: We are subject to state and local laws and regulations in a number of states in which we operate and the regulations of various local authorities operating the airports we serve.
Airport Access: JFK, LaGuardia, Newark and Ronald Reagan Washington National Airport in Washington D.C., or Reagan National, are slot-controlled airports subject to the "High Density Rule" and successor rules issued by the FAA. These rules were implemented due to the high volume of traffic at these popular airports located in the northeast corridor airpsace. The rules limit the air traffic in and out of these airports during specific times; however even with the rules in place, delays remain among the highest in the nation due to continuing airspace congestion. We additionally have slots at other slot-controlled airports governed by unique local ordinances not subject to the High Density Rule, Westchester County Airport in White Plains, NY and Long Beach (California) Municipal Airport. In January 2014, we were notified of our successful bid to acquire a certain number of takeoff and landing slots at Reagan National. The acquisition of these slots is subject to final approval by the Department of Justice and customary written agreements.
Airport Infrastructure: The northeast corridor of the U.S. is some of the most congested airspaces in the world. The airports in this region are some of the busiest in the country, the majority of which are more than 60 years old. Due to high usage and aging infrastructure, issues arise at these airports that are not necessarily seen in other parts of the country. Starting in 2015, a heavily utilized runway at JFK is scheduled to be refurbished and the Central Terminal at LaGuardia is scheduled to be refurbished in phases over the next six years.
Foreign Operations: International air transportation is subject to extensive government regulation. The availability of international routes to U.S. airlines is regulated by treaties and related agreements between the U.S. and foreign governments. We currently operate international service to Aruba, the Bahamas, Barbados, Bermuda, the Cayman Islands, Colombia, Costa Rica, the Dominican Republic, Haiti, Jamaica, Mexico, Peru, Saint Lucia, St. Maarten and the Turks and Caicos Islands. To the extent we seek to provide air transportation to additional international markets in the future, we would be required to obtain necessary authority from the DOT and the applicable foreign government.
We believe we are operating in material compliance with DOT, FAA, TSA and applicable international regulations as well as hold all necessary operating and airworthiness authorizations and certificates. Should any of these authorizations or certificates be modified, suspended or revoked, our business could be materially adversely affected.
Other
Environmental: We are subject to various federal, state and local laws relating to the protection of the environment. This includes the discharge or disposal of materials and chemicals as well as the regulation of aircraft noise administered by numerous state and federal agencies.
The Airport Noise and Capacity Act of 1990 recognizes the right of airport operators with special noise problems to implement local noise abatement procedures as long as those procedures do not interfere unreasonably with the interstate and foreign commerce of the national air transportation system. Certain airports, including those in San Diego and Long Beach, California, have established restrictions to limit noise which can include limits on the number of hourly or daily operations and the time of such operations. These limitations are intended to protect the local noise-sensitive communities surrounding the airport. Our scheduled flights at Long Beach and San Diego are in compliance with the noise curfew limits but on occasion when we experience irregular operations we may violate these curfews. We have agreed to a payment structure with the Long Beach City Prosecutor for any violations which we pay quarterly to the Long Beach Public Library Foundation. The payment is based on the number of infractions in the preceding quarter. This local ordinance has not had, and we believe it will not have, a negative effect on our operations.
We use our “Jetting to Green” program on www.jetblue.com to educate our customers and Crewmembers about environmental issues and to inform the public about our environmental protection initiatives. Our most recent corporate sustainability report for 2012 is available on our website and addresses our environmental programs, including those aimed at curbing greenhouse emissions, our conservation efforts and our social responsibility efforts.
Foreign Ownership: Under federal law and the DOT regulations, we must be controlled by U.S. citizens. In this regard, our president and at least two-thirds of our board of directors must be U.S. citizens. Further, no more than 24.99% of our outstanding common stock may be voted by non-U.S. citizens. We believe we are currently in compliance with these ownership provisions.

Other Regulations: All airlines are subject to certain provisions of the Communications Act of 1934 due of their extensive use of radio and other communication facilities. They are also required to obtain an aeronautical radio license from the FCC. To the extent we are subject to FCC requirements, we will take all necessary steps to comply with those requirements. Our labor relations are covered under Title II of the Railway Labor Act of 1926 and are subject to the jurisdiction of the National Mediation Board. In addition, during periods of fuel scarcity, access to aircraft fuel may be subject to federal allocation regulations.
Civil Reserve Air Fleet: We are a participant in the Civil Reserve Air Fleet Program, which permits the U.S. Department of Defense to utilize our aircraft during national emergencies when the need for military airlift exceeds the capability of military aircraft. By participating in this program, we are eligible to bid on and be awarded peacetime airlift contracts with the military.
Insurance
We carry insurance of types customary in the airline industry and at amounts deemed adequate to protect us and our property as well as comply with both federal regulations and certain credit and lease agreements. As a result of the terrorist attacks of September 11, 2001, aviation insurers significantly reduced the amount of insurance coverage available to commercial airlines for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events (war risk coverage). At the same time, these insurers significantly increased the premiums for aviation insurance in general. The U.S. government has agreed to provide commercial war-risk insurance for U.S. based airlines, currently through September 30, 2014, covering losses to employees, passengers, third parties and aircraft. We currently have such coverage in addition to our overall hull and liability insurance coverage. If the U.S. government were to cease providing such insurance in whole or in part, it is likely we would be able to obtain comparable coverage in the commercial market, the premiums will likely be lower but with some more restrictive terms.
Iran Sanctions Disclosure
Pursuant to Section 13(r) of the Securities Exchange Act of 1934, or the Exchange Act, if during 2013, JetBlue or any of its affiliates have engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, JetBlue would be required to disclose information regarding such transactions in our Annual Report as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, or ITRA. During 2013, JetBlue did not engage in any reportable transactions with Iran or with persons or entities related to Iran.
Deutsche Lufthansa AG, or Lufthansa, is a stockholder of approximately 16% of JetBlue's outstanding shares of common stock and has two representatives on our Board of Directors.  Accordingly, it may be deemed an “affiliate” of JetBlue, as the term is defined in Exchange Act Rule 12b-2.  In response to our inquiries, Lufthansa informed us it does not engage in transactions that would be disclosable under ITRA Section 219.  However, Lufthansa informed us it does provide air transportation services from Frankfurt, Germany to Tehran, Iran pursuant to Air Transport Agreements between the respective governments. Accordingly, Lufthansa may have agreements in place to support such air transportation services with the appropriate agencies or entities, such as landing or overflight fees, handling fees or technical/refueling fees. In addition, there may be additional civil aviation related dealings with Iran Air as part of typical airline to airline interactions.  In response to our inquiry, Lufthansa did not specify the total revenue it receives in connection with the foregoing transactions, but confirmed the transactions are not prohibited under any applicable laws.

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
The domestic airline industry is characterized by low profit margins, high fixed costs and significant price competition in an increasingly concentrated competitive field. We currently compete with other airlines on all of our routes. Most of our competitors are larger and have greater financial resources and name recognition than we do. Following our entry into new markets or expansion of existing markets, some of our competitors have chosen to add service or engage in extensive price competition. Unanticipated shortfalls in expected revenues as a result of price competition or in the number of passengers carried would negatively impact our financial results and harm our business. The extremely competitive nature of the airline industry could prevent us from attaining the level of passenger traffic or maintaining the level of fares required to maintain profitable operations in new and existing markets and could impede our profitable growth strategy, which would harm our business. Furthermore, there have been numerous mergers and acquisitions within the airline industry including, for example, the recent combinations of Delta Air Lines and Northwest Airlines, United Airlines and Continental Airlines, and Southwest Airlines and AirTran Airways. In the future, there may be additional mergers and acquisitions in our industry. Any business combination could significantly alter industry conditions and competition within the airline industry and could cause fares of our competitors to be reduced. Additionally, if a traditional network airline were to fully develop a low cost structure, or if we were to experience increased competition from low cost carriers, our business could be materially adversely affected.
Our business is highly dependent on the availability of fuel and fuel is subject to price volatility.
Our results of operations are heavily impacted by the price and availability of fuel. Fuel costs comprise a substantial portion of our total operating expenses and are our single largest operating expense. Historically, fuel costs have been subject to wide price fluctuations based on geopolitical factors as well as supply and demand. The availability of fuel is not only dependent on crude oil but also on refining capacity. When even a small amount of the domestic or global oil refining capacity becomes unavailable, supply shortages can result for extended periods of time. The availability of fuel is also affected by demand for home heating oil, gasoline and other petroleum products, as well as crude oil reserves, dependence on foreign imports of crude oil and potential hostilities in oil producing areas of the world. Because of the effects of these factors on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty.
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
As of December 31, 2013, our debt of $2.59 billion accounted for 55% of our total capitalization. In addition to long-term debt, we have a significant amount of other fixed obligations under operating leases related to our aircraft, airport terminal space, other airport facilities and office space. As of December 31, 2013, future minimum payments under noncancelable leases and other financing obligations were approximately $2.11 billion for 2014 through 2018 and an aggregate of $1.62 billion for the years thereafter. Terminal 5 at JFK is under a 30-year lease with the Port Authority of New York and New Jersey, or PANYNJ. The minimum payments under this lease are being accounted for as a financing obligation and have been included in the future minimum payment totals above.

As of December 31, 2013, we had commitments of approximately $6.87 billion to purchase 146 additional aircraft and other flight equipment through 2022, including estimated amounts for contractual price escalations. We may incur additional debt and other fixed obligations as we take delivery of new aircraft and other equipment and continue to expand into new markets. In an effort to limit the incurrence of significant additional debt, we may seek to defer some of our scheduled deliveries, sell or lease aircraft to others, or pay cash for new aircraft, to the extent necessary or possible. The amount of our existing debt, and other fixed obligations, and potential increases in the amount of our debt and other fixed obligations could have important consequences to investors and could require a substantial portion of cash flows from operations for debt service payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes.
Our high level of debt and other fixed obligations could:
•impact our ability to obtain additional financing to support capital expansion plans and for working capital and other purposes on acceptable terms or at all;
•divert substantial cash flow from our operations and expansion plans in order to service our fixed obligations;
•require us to incur significantly more interest expense than we currently do if rates were to increase, since approximately 43% of our debt has floating interest rates; and
•place us at a possible competitive disadvantage compared to less leveraged competitors and competitors with better access to capital resources or more favorable terms.
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
We typically finance our aircraft through either secured debt or lease financing. The impact on financial institutions from the continuing economic malaise may adversely affect the availability and cost of credit to JetBlue as well as to prospective purchasers of our aircraft we undertake to sell in the future, including financing commitments we have already obtained for purchases of new aircraft. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our strategy or otherwise constrain our operations.
Our maintenance costs will increase as our fleet ages.
Our maintenance costs will increase as our fleet ages. In the past, we have incurred lower maintenance expenses because most of the parts on our aircraft were under multi-year warranties; many of these warranties have expired. If any maintenance provider with whom we have a flight hours agreement fails to perform or honor such agreements, we will incur higher interim maintenance costs until we negotiate new agreements.
Furthermore, as our fleet ages, we expect to implement various fleet modifications over the next several years to ensure our aircrafts’ continued efficiency, modernization, brand consistency and safety. Our plans to equip our Airbus A320 aircraft with Sharklets®, for example, may require significant modification time. These fleet modifications may require significant investment over several years, including taking aircraft out of service for several weeks at a time.
Our salaries, wages and benefits costs will increase as our workforce ages.
As our employees' tenure with JetBlue matures, our salaries, wages and benefits costs increase. Our pilot pay structure, for example, is based on an industry derived average and to the extent our competitors continue consolidating and/or begin raising their pilot salaries in the face of a possible pilot shortage, or if overall pilot wages increase across the industry due to regulatory changes, we may have to address increased salary cost pressure to retain our pilots in an environment where our capacity is also forecast to continue to grow. As our work force ages, we expect our medical and related benefits to increase as well, despite an increased corporate focus on Crewmember wellness.

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
We have expanded and expect to continue to expand our service to countries in the Caribbean and Latin America, some of which have less developed legal systems, financial markets, and business and political environments than the United States, and therefore present greater political, legal, economic and operational risks.  We emphasize legal compliance and have implemented and continue to implement and refresh policies, procedures and certain ongoing training of employees with regard to business ethics, anti-corruption policies and many key legal requirements; however, there can be no assurance our employees will adhere to our code of business ethics, anti-corruption policies, other Company policies, or other legal requirements.  If we fail to enforce our policies and procedures properly or maintain adequate record-keeping and internal accounting practices to accurately record our transactions, we may be subject to sanctions.  In the event we believe or have reason to believe our employees have or may have violated applicable laws or regulations, we may be subject to investigation costs, potential penalties and other related costs which in turn could negatively affect our reputation, and our results of operations and cash flow.
In addition, to the extent we continue to grow our business, opening new markets requires us to commit a substantial amount of resources even before the new services commence. Expansion is also dependent upon our ability to maintain a safe and secure operation and requires additional personnel, equipment and facilities.
We may be subject to risks through the commitments and business of LiveTV, our wholly-owned subsidiary.
LiveTV has agreements to provide in-flight entertainment products and services with JetBlue and six other airlines. At December 31, 2013, LiveTV services were available on 461 aircraft under these agreements, with firm commitments for 196 additional aircraft through 2015 and with options for 9 additional installations through 2016. Performance under these agreements requires LiveTV to hire, train and retain qualified employees, obtain component parts unique to its systems and services from their suppliers and secure facilities necessary to perform installations and maintenance on those systems. Should LiveTV be unable to satisfy its commitments under these third party contracts, our business could be harmed.
We may be subject to unionization, work stoppages, slowdowns or increased labor costs; recent changes to the labor laws may make unionization easier to achieve.
Our business is labor intensive and, unlike most other airlines, we have a non-union workforce. The unionization of any of our employees could result in demands that may increase our operating expenses and adversely affect our financial condition and results of operations. Any of the different crafts or classes of our employees could unionize at any time, which would require us to negotiate in good faith with the employee group’s certified representative concerning a collective bargaining agreement. In February 2014, the Airline Pilots Association filed a petition with the National Mediation Board, or NMB, seeking to become the collective bargaining representative of our pilots. The NMB will hold an election from March through April, 2014. In 2010, the NMB changed its election procedures to permit a majority of those voting to elect to unionize (from a majority of those in the craft or class). These rule changes fundamentally alter the manner in which labor groups have been able to organize in our industry since the inception of the Railway Labor Act. Ultimately, if we and a newly elected representative were unable to reach agreement on the terms of a collective bargaining agreement and all of the dispute resolution processes of the Railway Labor Act were exhausted, we could be subject to work stoppages. In addition, we may be subject to other disruptions by organized labor groups protesting our non-union status. Any of these events would be disruptive to our operations and could harm our business.
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
We are highly dependent on the New York metropolitan market where we maintain a large presence with approximately one-half of our daily flights having JFK, LaGuardia, Newark, Westchester County Airport or Newburgh’s Stewart International Airport as either their origin or destination. We have experienced an increase in flight delays and cancellations at these airports due to airport congestion which has adversely affected our operating performance and results of operations. Our business could be further harmed by an increase in the amount of direct competition we face in the New York metropolitan market or by continued or increased congestion, delays or cancellations. Our business would also be harmed by any circumstances causing a reduction in demand for air transportation in the New York metropolitan area, such as adverse changes in local economic conditions, negative public perception of New York City, terrorist attacks or significant price or tax increases linked to increases in airport access costs and fees imposed on passengers.
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
We may be impacted by increases in airport expenses relating to infrastructure and facilities.
In order to operate within our current markets as well as continue to grow in new markets, we must be able to obtain adequate infrastructure and facilities within the relevant airports. This includes gates, check-in facilities, operations facilities and landing slots (where applicable). The costs associated to these airports are often negotiated on a short-term basis with the relevant airport authority and we could be subject to increases in costs on a regular basis with or without our approval.
In addition, our operations concentrated in older airports may be harmed if the infrastructure at those airports fail to operate as expected due to age, overuse or significant unexpected weather events.
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
In addition, as we hire more people and grow, we believe it may be increasingly challenging to continue to hire people who will maintain our company culture. One of our competitive strengths is our service-oriented company culture which emphasizes friendly, helpful, team-oriented and customer-focused employees. Our company culture is important to providing high quality customer service and having a productive workforce in order to help keep our costs low. As we continue to grow, we may be unable to identify, hire or retain enough people who meet the above criteria, including those in management or other key positions. Our company culture could otherwise be adversely affected by our growing operations and geographic diversity. If we fail to maintain the strength of our company culture, our competitive ability and our business may be harmed.
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
Our current dependence on three types of aircraft and engines for all of our flights makes us vulnerable to significant problems associated with the International Aero Engines, or IAE V2533-A5 engine on our Airbus A321 fleet, the International Aero Engines, or IAE V2527-A5 engine on our Airbus A320 fleet and the General Electric Engines CF-34-10 engine on our EMBRAER 190 fleet. This could include design defects, mechanical problems, contractual performance by the manufacturers, or adverse perception by the public which would result in customer avoidance or in actions by the FAA resulting in an inability to operate our aircraft. Carriers operating a more diversified fleet are better positioned than we are to manage such events.

One of the unique features of our fleet is every seat in each of our aircraft is equipped with free in-flight entertainment including DIRECTV®. An integral component of the system is the antenna, which is supplied to us by KVH Industries Inc, or KVH. If KVH were to stop supplying us with its antennas for any reason, we would have to incur significant costs to procure an alternate supplier.
In addition, our Fly-Fi service uses technology and satellite access through our partnership with ViaSat, Inc. Similarly an integral component of the Fly-Fi system is the antenna, which is supplied to us by ViaSat. If ViaSat were to stop supplying us with its antennas for any reason, we would have to incur significant costs to procure an alternate supplier. Additionally, if the satellites Fly-Fi uses were to become inoperable for any reason, we would have to incur significant costs to replace the service.
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
An ownership change could limit our ability to use our net operating loss carryforwards for U.S. income tax purposes.
As of December 31, 2013, we had approximately $456 million of federal net operating loss carryforwards for U.S. income tax purposes that begin to expire in 2025. Section 382 of the Internal Revenue Code imposes limitation on a corporation’s ability to use its net operating loss carryforwards if it experiences an “ownership change”. Similar rules and limitations may apply for state income tax purposes. In the event an “ownership change” were to occur in the future, our ability to utilize our net operating losses could be limited.
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
At present, we have existing aircraft commitments through 2022. As technological evolution occurs in our industry, through the use of composites and other innovations, we may be competitively disadvantaged because we have existing extensive fleet commitments that would prohibit us from adopting new technologies on an expedited basis.

Risks Associated with the Airline Industry
The airline industry is particularly sensitive to changes in economic condition.
Fundamental and permanent changes in the domestic airline industry have been ongoing over the past several years as a result of several years of repeated losses, among other reasons. These losses resulted in airlines renegotiating or attempting to renegotiate labor contracts, reconfiguring flight schedules, furloughing or terminating employees, as well as considering other efficiency and cost-cutting measures. Despite these actions, several airlines have reorganized under Chapter 11 of the U.S. Bankruptcy Code to permit them to reduce labor rates, restructure debt, terminate pension plans and generally reduce their cost structure. Since 2005, the U.S. airline industry has experienced significant consolidation and liquidations. The global economic recession and related unfavorable general economic conditions, such as higher unemployment rates, a constrained credit market, housing-related pressures, and increased business operating costs can reduce spending for both leisure and business travel. Unfavorable economic conditions could also impact an airline’s ability to raise fares to counteract increased fuel, labor, and other costs. It is foreseeable further airline reorganizations, consolidation, bankruptcies or liquidations may occur in the current global recessionary environment, the effects of which we are unable to predict. We cannot assure you the occurrence of these events, or potential changes resulting from these events, will not harm our business or the industry.

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
The U.S. Government currently provides insurance coverage for certain claims resulting from acts of terrorism, war or similar events. Should this coverage no longer be offered, the coverage that would be available to us through commercial aviation insurers may have substantially less desirable terms, result in higher costs and not be adequate to protect our risk, any of which could harm our business. In addition, the U.S. Environmental Protection Agency (“EPA”) has proposed changes to underground storage tank regulations that could affect certain airport fuel hydrant systems. In addition to the proposed EPA and state regulations, several U.S. airport authorities are actively engaged in efforts to limit discharges of de-icing fluid to local groundwater, often by requiring airlines to participate in the building or reconfiguring of airport de-icing facilities.
Amended FAA regulations relating to flight, duty and rest regulations and the additional operational requirements will impact our business
In January 2014, the FAA’s rule amending the FAA’s flight, duty, and rest regulations became effective. Among other things, the new rule requires a ten hour minimum rest period prior to a pilot’s flight duty period; mandates a pilot must have an opportunity for eight hours of uninterrupted sleep within the rest period; and imposes new pilot “flight time” and “duty time” limitations based upon report times, the number of scheduled flight segments, and other operational factors. We have hired additional pilots to address the requirements of the new rule. The new rule may reduce our staffing flexibility, which could impact our operational performance, costs, and delivery of the JetBlue Experience, any of which could harm our business.
The impact of federal sequester budget cuts mandated by the Budget Control Act of 2011 or other federal budgetary constraints may adversely affect our industry, business, results of operations and financial position.
On April 16, 2013, the FAA imposed furloughs mandated by the Budget Control Act of 2011, which included reduced staffing of air traffic controllers.  This action resulted in increased delays, reduced arrival rates and flight cancellations across the airline industry and impacting the flying public for approximately one week until Congress passed legislation allowing the FAA to redirect other funds to cover staffing for air traffic controllers. On October 1, 2013, after Congress failed to pass a 2014 budget, portions of the federal government deemed nonessential were shut down. After extending the federal debt ceiling limit, the partial government shutdown ended on October 17, 2013, but not before delaying the delivery of two aircraft from their manufacturers. Much of our airline operations are regulated by governmental agencies, including the FAA, the DOT, CBP, The TSA and others.  Should mandatory furloughs and/or other budget constraints continue or resume for an extended period of time, our operations and results of operations could be materially negatively impacted.  The travel behaviors of the flying public could also be affected, which may materially adversely impact our industry and our business.
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
Any outbreak of a disease affecting travel behavior could have a material adverse impact on us.  In addition, outbreaks of disease could result in quarantines of our personnel or an inability to access facilities or our aircraft, which could adversely affect our operations. Similarly, if an environmental disaster were to occur and adversely impact any of our destination cities, travel behavior could be affected and in turn, could materially adversely impact our business.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Aircraft
As of December 31, 2013, we operated a fleet consisting of four Airbus A321 aircraft, 130 Airbus A320 aircraft and 60 EMBRAER 190 aircraft as summarized in the table below:

Aircraft	Seating Capacity	Owned	Capital Leased	Operating Leased	Total	Average Age in Years
Airbus A320	150	96	4	30	130	8.3
Airbus A321	190	4	—	—	4	0.1
EMBRAER 190	100	30	—	30	60	5.2
		130	4	60	194	7.1
As of December 31, 2013 our aircraft leases have an average remaining term of approximately 9.2 years, with expiration dates between 2016 and 2026. We have the option to extend most of these leases for additional periods or to purchase the aircraft at the end of the related lease term. All but 23 of our 134 owned aircraft and all but 30 of our 35 owned spare engines are subject to secured debt financing.
In October 2013, we amended our purchase agreement with Embraer by deferring previously scheduled deliveries of 24 EMBRAER 190 aircraft from 2014-2018 to 2020-2022. We converted eight existing A320 orders to A321 orders and 10 A320 new engine option (A320neo) orders to A321 new engine option (A321neo) orders. We ordered an additional 15 A321 aircraft for delivery between 2015 and 2017 and 20 A321neo for delivery between 2018 and 2020.
As of December 31, 2013, we had on order 136 aircraft, which are scheduled for delivery through 2022. Our future aircraft delivery schedule is as follows:

Year	Airbus A320	Airbus A320neo	Airbus A321	Airbus A321neo	EMBRAER 190	Total
2014	—	—	9	—	—	9
2015	—	—	12	—	—	12
2016	3	—	12	—	—	15
2017	—	—	15	—	—	15
2018	—	5	1	9	—	15
2019	—	—	—	15	—	15
2020	—	9	—	6	10	25
2021	—	16	—	—	7	23
2022	—	—	—	—	7	7
	3	30	49	30	24	136

Ground Facilities
Airports
All of our facilities at the airports we serve are under leases or other occupancy agreements. This space is leased directly from the local airport authority on varying terms dependent on prevailing practice at each airport. It is customary in the airline industry to have agreements that automatically renew. Our terminal passenger service facilities of ticket counters, gate space, operations support area and baggage service offices generally have agreement terms ranging from less than one year to five years. They can contain provisions for periodic adjustments of rental rates, landing fees and other charges applicable under the type of lease. Under these agreements we are responsible for the maintenance, insurance, utilities and certain other facility-related expenses and services.
Our most significant lease agreements relate to our airport facilities at JFK, followed by our agreement at Boston:
•JFK. We have a lease agreement with the Port Authority of New York and New Jersey, or PANYNJ, for T5 which ends on October 22, 2038. We have the option to terminate the agreement five years prior to the end of the scheduled lease term. In December 2010 we executed a supplement to this lease agreement for the T6 property, our original base of operations at JFK, for a term of five years. In 2012, we commenced construction on T5i, an expansion to T5 that we intend to use as an international arrival facility. An amendment of the original T5 lease was executed in 2013 which incorporates approximately 19 acres of the former T6 property and space for the T5i facilities. We expect T5i will be open to customers in late 2014.
•Boston. We have a lease agreement with Massport for 17 gates and 42 ticket counter positions in Terminal C. This lease started on May 1, 2005, with an initial term of five years. An extension clause came into effective on May 1, 2010 whereby the lease has 20 successive one-year automatic renewals, each from May 1 through to April 30.
We have entered into use arrangements at each of the airports we serve providing for the non-exclusive use of runways, taxiways and other airport facilities. Landing fees under these agreements are typically based on the number of aircraft landings and the weight of the aircraft.
Other
We lease the following hangars and airport support facilities at our focus cities:
•New York. At JFK we have a ground lease agreement which expires in 2030 relating to a 70,000 square foot aircraft maintenance hangar and an adjacent 32,000 square foot office and warehouse facility. These facilities accommodate our technical support operations and passenger provisioning personnel. We also occupy a building where we store aircraft spare parts and perform ground equipment maintenance.
•Boston. We have a ground lease agreement which expires in 2017 relating to an 80,000 square feet building which includes an aircraft maintenance hangar and office space. We also have a lease for a facility to accommodate our ground support equipment maintenance.
•Orlando. We have a ground lease agreement which expires in 2035 relating to a 70,000 square foot hangar. This hangar is used both by Live TV for the installation and maintenance of in-flight satellite television systems as well as JetBlue for aircraft maintenance. We also occupy a training center with a lease agreement that expires in 2035 which we use for the initial and recurrent training of our pilots and in-flight crew, as well as support training for our technical operations and airport crew. This facility is equipped with seven full flight simulators, three cabin trainers, a training pool, classrooms and support areas. In 2013 we began construction on a temporary lodging facility adjacent to our training center. We anticipate that our Crewmembers will utilize this lodging facility when attending training at the training center. It is expected that the facility will be opened in 2015, with the lease agreement expiring in 2035.
Our primary corporate offices are located in Long Island City, New York, with our lease expiring in 2023. Our offices in Salt Lake City, Utah contains a core team of employees who are responsible for group sales, customer service, at-home reservation agent supervision, disbursements and certain other finance functions. The lease for Salt Lake City expires in 2022. We also maintain other facilities that are necessary to support our operations in the cities we serve.

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
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Certain information concerning JetBlue’s executive officers as of the date of this report follows. There are no family relationships between any of our executive officers.
David Barger, age 56, is our Chief Executive Officer. He has served in this capacity since May 2007 and was our President from August 1998 to September 2007 and June 2009 until December 2013. He is also a member of our Board of Directors. He previously served as our Chief Operating Officer from August 1998 to March 2007. From 1992 to 1998, Mr. Barger served in various management positions with Continental Airlines, including Vice President, Newark hub. He held various director level positions at Continental Airlines from 1988 to 1995. From 1982 to 1988, Mr. Barger served in various positions with New York Air, including Director of Stations.
Robin Hayes, age 46, is our President. He was promoted to this role on January 1, 2014, having previously served as our Executive Vice President and Chief Commercial Officer since he joined us in August 2008. He joined JetBlue after nineteen years at British Airways. In his last role at British Airways, Mr. Hayes served as Executive Vice President for The Americas and before that he served in a number of operational and commercial positions in the UK and Germany.
Mark D. Powers, age 60, is our Chief Financial Officer, a position he has held since April 2012. Mr. Powers joined us in July 2006 as Treasurer and Vice President, Corporate Finance. He was promoted to Senior Vice President, Treasurer in 2007. Prior to joining JetBlue, Mr. Powers was an independent advisor to several aviation-related companies and has held a number of positions in both the finance and legal departments of Continental Airlines, Northwest Airlines and General Electric's jet engine unit.
Rob Maruster, age 42, is our Executive Vice President and Chief Operating Officer, having served in this capacity since June 2009. Mr. Maruster joined JetBlue in 2005 as Vice President, Operations Planning and in 2006 he was promoted to Senior Vice President, Airports and Operational Planning. In 2008, Mr. Maruster’s responsibilities were expanded to include the Customer Services group which included Airports, Inflight Services, Reservations, and System Operations. Mr Maruster joined JetBlue after a 12-year career with Delta Air Lines in a variety of leadership positions with increasing responsibilities in the carrier’s Marketing and Customer Service departments. This culminated in him being responsible for all operations at Delta’s largest hub as Vice President, Airport Customer Service at Hartsfield-Jackson Atlanta International Airport.
James Hnat, age 43, is our Executive Vice President Corporate Affairs, General Counsel and Secretary and has served in this capacity since April 2007. He served as our Senior Vice President, General Counsel and Assistant Secretary since March 2006 and as our General Counsel and Assistant Secretary from February 2003 to March 2006. Mr. Hnat is a member of the bar of New York and Massachusetts.
Don Daniels, age 46, is our Vice President and Chief Accounting Officer, a position he has held since May 2009. He served as our Vice President and Corporate Controller since October 2007. He previously served as our Assistant Controller since July 2006 and Director of Financial Reporting since October 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Select Market under the symbol JBLU. The table below shows the high and low sales prices for our common stock.

	High	Low
2013 Quarter Ended
March 31	$7.01	$5.70
June 30	7.28	5.95
September 30	6.93	6.04
December 31	9.20	6.57
2012 Quarter Ended
March 31	6.32	4.73
June 30	5.44	4.06
September 30	5.94	4.76
December 31	5.99	4.77
As of January 31, 2014, there were approximately 754 holders of record of our common stock.
We have not paid cash dividends on our common stock and have no current intention of doing so. Any future determination to pay cash dividends will be at the discretion of our Board of Directors, subject to applicable limitations under Delaware law. This decision will be dependent upon our results of operations, financial condition and other factors deemed relevant by our Board of Directors.
Purchases of Equity Securities by the Issuer and Affiliated Purchases
In September 2012, the Board authorized a five year share repurchase program of up to 25 million shares. As of December 31, 2013, 20.4 million shares remain available for repurchase under the program. During 2013 the following shares were repurchased under the program:

Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet to be purchased under the program
January 2013	257,725	$5.90	257,725
February 2013	261,200	$5.89	261,200
June 2013	11,000	$6.00	11,000
Total	529,925	$5.90	529,925	20,392,430
The program may be commenced or suspended from time to time without prior notice. Shares repurchased under our share repurchase program are purchased in open market transactions and are held as treasury stock.
Convertible Debt Redemption
In October 2013 we notified the holders of our 5.5% Convertible Debentures due 2038 (Series A) that we planned to redeem their holding on December 3, 2013. These holders could elect to convert their holding into shares of our common stock up until the business day prior to the redemption date at a rate of 220.6288 shares per $1,000 debenture. All holders converted the debt into shares of our common stock before December 3, 2013 for a total of approximately 12.2 million shares.

Stock Performance Graph
This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.
The following line graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s 500 Stock Index and the NYSE Arca Airline Index from December 31, 2009 to December 31, 2013. The comparison assumes the investment of $100 in our common stock and in each of the foregoing indices and reinvestment of all dividends. The stock performance shown represents historical performance and is not representative of future stock performance.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
JetBlue Airways Corporation	$100	$121	$95	$105	$157
S&P 500 Stock Index	100	115	117	136	180
NYSE Arca Airline Index (1)	100	139	96	131	206

(1) As of December 31, 2013, the NYSE Arca Airline Index consisted of Air Canada, Alaska Air Group Inc., Allegiant Travel Company, American Airlines Group, Inc., Delta Air Lines, Inc., JetBlue Airways Corporation, Southwest Airlines Company, Republic Airways Holding, Inc., Transat A.T. Inc. (Cl B), United Continental Holdings Inc. and WestJet Airlines Ltd.

ITEM 6.    SELECTED FINANCIAL DATA

The following financial information for the five years ended December 31, 2013 has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report.

Year Ended December 31,
2013	2012	2011	2010	2009
Statements of Operations Data:
Operating revenues	$5,441	$4,982	$4,504	$3,779	$3,292
Operating expenses:
Aircraft fuel and related taxes	1,899	1,806	1,664	1,115	945
Salaries, wages and benefits (1)	1,135	1,044	947	891	776
Landing fees and other rents	305	277	245	228	213
Depreciation and amortization	290	258	233	220	228
Aircraft rent	128	130	135	126	126
Sales and marketing	223	204	199	179	151
Maintenance materials and repairs	432	338	227	172	149
Other operating expenses (2)	601	549	532	515	419
Total operating expenses	5,013	4,606	4,182	3,446	3,007
Operating income	428	376	322	333	285
Other income (expense) (3)	(149)	(167)	(177)	(172)	(181)
Income before income taxes	279	209	145	161	104
Income tax expense	111	81	59	64	43
Net income	$168	$128	$86	$97	$61
Earnings per common share:
Basic	$0.59	$0.45	$0.31	$0.36	$0.24
Diluted	$0.52	$0.40	$0.28	$0.31	$0.21
Other Financial Data:
Operating margin	7.9%	7.5%	7.1%	8.8%	8.6%
Pre-tax margin	5.1%	4.2%	3.2%	4.3%	3.2%
Ratio of earnings to fixed charges	2.05	x	1.75	x	1.52	x	1.59	x	1.33	x
Net cash provided by operating activities	$758	$698	$614	$523	$486
Net cash used in investing activities	(476)	(867)	(502)	(696)	(457)
Net cash provided by (used in) financing activities	(239)	(322)	96	(258)	306
(1)In 2010 we incurred approximately $9 million in one-time implementation expenses related to our new customer service system.
(2)In 2013, we had a gain of $7 million on the sale of the Airfone business by LiveTV and sold three spare engines resulting in gains of approximately $2 million. In 2012 we sold six spare engines and two aircraft resulting in gains of approximately $10 million and LiveTV terminated a customer contract resulting in a gain of approximately $8 million. In 2010 we recorded an impairment loss of $6 million related to the spectrum license held by our LiveTV subsidiary. In 2010 we also incurred approximately $13 million in one-time implementation expenses related to our new customer service system. In 2009 we sold two aircraft which resulted in gains of approximately $1 million.
(3)We recorded $3 million, $1 million and $6 million in losses on the early extinguishment of debt in 2013, 2012 and 2011 respectively.

	As of December 31,
	2013	2012	2011	2010	2009
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$225	$182	$673	$465	$896
Investment securities	516	685	591	628	246
Total assets	7,350	7,070	7,071	6,593	6,549
Total debt	2,585	2,851	3,136	3,033	3,304
Common stockholders’ equity	2,134	1,888	1,757	1,654	1,546

	Year Ended December 31,
	2013	2012	2011	2010	2009
Operating Statistics (unaudited):
Revenue passengers (thousands)	30,463	28,956	26,370	24,254	22,450
Revenue passenger miles (millions)	35,836	33,563	30,698	28,279	25,955
Available seat miles (ASMs)(millions)	42,824	40,075	37,232	34,744	32,558
Load factor	83.7%	83.8%	82.4%	81.4%	79.7%
Aircraft utilization (hours per day)	11.9	11.8	11.7	11.6	11.5
Average fare	$163.19	$157.11	$154.74	$140.69	$130.67
Yield per passenger mile (cents)	13.87	13.55	13.29	12.07	11.30
Passenger revenue per ASM (cents)	11.61	11.35	10.96	9.82	9.01
Operating revenue per ASM (cents)	12.71	12.43	12.10	10.88	10.11
Operating expense per ASM (cents)	11.71	11.49	11.23	9.92	9.24
Operating expense per ASM, excluding fuel (cents)	7.28	6.99	6.76	6.71	6.33
Operating expense per ASM, excluding fuel and profit sharing (cents)	7.25	6.98	6.76	6.71	6.33
Airline operating expense per ASM (cents) (4)	11.56	11.34	11.06	9.71	8.99
Departures	282,133	264,600	243,446	225,501	215,526
Average stage length (miles)	1,090	1,085	1,091	1,100	1,076
Average number of operating aircraft during period	185.2	173.9	164.9	153.5	148.0
Average fuel cost per gallon, including fuel taxes	$3.14	$3.21	$3.17	$2.29	$2.08
Fuel gallons consumed (millions)	604	563	525	486	455
Full-time equivalent employees at period end (4)	12,647	12,070	11,733	11,121	10,704

(4)Excludes results of operations and employees of LiveTV, LLC, which are unrelated to our airline operations and are immaterial to our consolidated operating results.
Glossary of Airline terminology
Airline terminology used in this section and elsewhere in this report:
•Aircraft utilization. The average number of block hours operated per day per aircraft for the total fleet of aircraft.
•Available seat miles. The number of seats available for passengers multiplied by the number of miles the seats are flown.
•Average fare. The average one-way fare paid per flight segment by a revenue passenger.

•Average fuel cost per gallon. Total aircraft fuel costs, including fuel taxes and effective portion of fuel hedging, divided by the total number of fuel gallons consumed.
•Average stage length. The average number of miles flown per flight.
•Load factor. The percentage of aircraft seating capacity actually utilized, calculated by dividing revenue passenger miles by available seat miles.
•Operating expense per available seat mile. Operating expenses divided by available seat miles.
•Operating expense per available seat mile, excluding fuel. Operating expenses, less aircraft fuel, divided by available seat miles.
•Operating expense per available seat mile, excluding fuel and profit sharing. Operating expenses, less aircraft fuel and profit sharing, divided by available seat miles.
•Operating revenue per available seat mile. Operating revenues divided by available seat miles.
•Passenger revenue per available seat mile. Passenger revenue divided by available seat miles.
•Revenue passengers. The total number of paying passengers flown on all flight segments.
•Revenue passenger miles. The number of miles flown by revenue passengers.
•Yield per passenger mile. The average amount one passenger pays to fly one mile.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
In 2013 we experienced the continuation of uncertain economic conditions, ongoing fuel price constraints, and the persistent competitiveness of the airline industry. Even with these external factors 2013 was one of the most profitable years in our history. We generated operating revenue growth of over 9% year over year and reported our highest ever net income. We are committed to delivering a safe and reliable JetBlue Experience for our customers as well as increasing returns for our shareholders. We believe our continued focus on cost discipline, product innovation and network enhancements, combined with our service excellence, will drive our future success.
2013 Financial Highlights
•We reported our highest ever net income of $168 million, an increase of $40 million compared to 2012.
•We generated over $5.4 billion in operating revenue. Our ancillary revenue continues to be a source of significant revenue growth, primarily driven by customer demand for our Even More products as well as changes to our fee structure.
•Operating margin increased by 0.4 points to 7.9% and we improved our return on invested capital, or ROIC, to 5.3%.
•Our earnings per diluted share reached $0.52, the highest since 2003.
•We generated $758 million in cash from operations and $121 million in free cash flow.
•Operating expenses per available seat mile increased 1.9% to 11.71 cents. Excluding fuel and profit sharing, our cost per available seat mile increased 3.8% in 2013.
•We entered into a Credit and Guaranty Agreement consisting of a $350 million revolving credit and a letter of credit facility with Citibank.
Company Initiatives
Strengthening of our Balance Sheet
Throughout 2013 we continued to focus on strengthening our balance sheet. We ended the year with unrestricted cash, cash equivalents and short-term investments of $627 million and undrawn lines of credit of $550 million. Our unrestricted cash, cash equivalents and short-term investments is at approximately 12% of trailing twelve months revenue. We reduced our overall debt balance by $266 million, including a prepayment for approximately $94 million related to four A320 aircraft in the fourth quarter of 2013. We have increased the number of unencumbered aircraft and spare engines in 2013 bringing total unencumbered aircraft to 23 and spare engines to 30 as of December 31, 2013. In 2013 the holders of our 5.5% Convertible Debentures due 2038 (Series A) converted their securities into approximately 12.2 million shares of our common stock. During 2013 we repurchased approximately 0.5 million shares of our common stock for approximately $3 million.
Aircraft
During 2013 we took delivery of 14 aircraft, including four of our new aircraft type, the Airbus A321. In October 2013 we restructured our fleet order book. We deferred 24 EMBRAER 190 aircraft deliveries from 2014-2018 to 2020-2022, converted 18 Airbus A320 positions to A321's and added an incremental order for 35 A321 aircraft. We entered into a flight-hour based maintenance and repair agreement relating to our EMBRAER 190 engines to better provide for more predictable maintenance expenses.
Airport Infrastructure Investments
During 2013 we continued our construction of T5i, the new international arrival extension to T5 at JFK. We expect the creation of a new dedicated site to handle U.S. Customs and Border Protection checks at T5 to eliminate the need for our international customers to arrive at T4, resulting in a more efficient process and a better JetBlue Experience for both our customers and Crewmembers.

Network
As part of our ongoing network initiatives and route optimization efforts we have continued to make schedule and frequency adjustments throughout 2013. We added seven new BlueCities to our network: Charleston, SC, Albuquerque, NM, Philadelphia, PA, Medellin, Colombia, Worcester, MA, Lima, Peru and Port-au-Prince, Haiti. We also added new routes between existing BlueCities.
Outlook for 2014
We ended 2013 with record revenues and our highest ever net income. We believe we will be able to build on this momentum in 2014 by continuing to improve our year over year margins and increase returns for our shareholders. We plan to do this by introducing our new product, Mint™ in June as well as continuing to retrofit our Airbus fleet with Fly-Fi™. We further plan to add new destinations and route pairings based upon market demand, having previously announced three new BlueCities for the first half of 2014. We are continuously looking to expand our other ancillary revenue opportunities, improve our TrueBlue loyalty program and deepen our portfolio of commercial partnerships. We also remain committed to investing in infrastructure and product enhancements which will enable us to reap future benefits. We intend to continue to opportunistically pre-purchase outstanding debt when market conditions and terms are favorable.
For the full year 2014, we estimate our operating capacity to increase approximately 5% to 7% over 2013 with the addition of nine Airbus A321 aircraft to our operating fleet. Assuming fuel prices of $3.06 per gallon, net of our fuel hedging activity, our cost per available seat mile for 2014 is expected to increase by 1% to 3% over 2013, primarily due to increases to salaries, wages and benefits.

RESULTS OF OPERATIONS
Year 2013 Compared to Year 2012
Operating Revenues

(Revenue in millions)			Year-over-Year Change
	2013	2012	$	%
Passenger Revenue	$4,971	$4,550	$421	9.3
Other Revenue	470	432	38	8.8
Operating Revenues	5,441	4,982	459	9.2

Average Fare	$163.19	$157.11	$6.08	3.9
Yield per passenger mile (cents)	13.87	13.55	0.32	2.4
Passenger revenue per ASM (cents)	11.61	11.35	0.26	2.3
Operating revenue per ASM (cents)	12.71	12.43	0.28	2.2
Average stage length (miles)	1,090	1,085	5	0.5
Revenue passengers (thousands)	30,463	28,956	1,507	5.2
Revenue passenger miles (millions)	35,836	33,563	2,273	6.8
Available Seat Miles (ASMs) (millions)	42,824	40,075	2,749	6.9
Load Factor	83.7%	83.8%		(0.1)	pts
Passenger revenue is our primary source of revenue and accounted for over 91% of our total operating revenues for the year ended December 31, 2013. As well as seat revenue it includes revenue from our ancillary product offerings such as EvenMore™ Space. Revenues generated from international routes, including Puerto Rico, accounted for 28% of our passenger revenues in 2013. Revenue is recognized either when transportation is provided or after the ticket or customer credit expires. We measure capacity in terms of available seat miles, which represents the number of seats available for passengers multiplied by the number of miles the seats are flown. Yield, or the average amount one passenger pays to fly one mile, is calculated by dividing passenger revenue by revenue passenger miles. We attempt to increase passenger revenue primarily by increasing our yield per flight which produces higher revenue per available seat mile, or RASM. Our objective is to optimize our fare mix to increase our overall average fare while continuing to provide our customers with competitive fares.

In 2013, the increase in passenger revenues was mainly attributable to the increased capacity and increase in yield. Our largest ancillary product remains the EvenMore™ Space seats, generating approximately $170 million in revenue, an increase of over 13% compared to 2012.
The primary component of other revenue is the fees from reservation changes and excess baggage charged to customers in accordance with our published policies. We also include the marketing component of TrueBlue point sales, on-board product sales, transportation of mail and cargo, Charters, ground handling fees of other airlines and rental income. We additionally include the revenues earned by our subsidiary, LiveTV, LLC, for the sale of in-flight entertainment systems and on-going services provided for these systems on other airlines in Other Revenue.
In 2013, other revenue increased by $38 million compared to 2012. This was primarily due an increase in fees revenue, a factor of which was a change in our fee structure policy over the summer period. Further increases were seen in the marketing component of TrueBlue. These increases were offset slightly by a decrease in LiveTV revenue.
Operating Expenses

(in millions; per ASM data in cents)			Year-over-Year Change		per ASM
	2013	2012	$	%	2013	2012	% Change
Aircraft fuel and related taxes	$1,899	$1,806	$93	5.1	4.43	4.50	(1.6)
Salaries, wages and benefits	1,135	1,044	91	8.7	2.65	2.60	1.9
Landing fees and other rents	305	277	28	10.1	0.71	0.69	2.9
Depreciation and amortization	290	258	32	12.5	0.68	0.65	4.6
Aircraft rent	128	130	(2)	(1.5)	0.30	0.33	(9.1)
Sales and marketing	223	204	19	9.2	0.52	0.51	2.0
Maintenance materials and repairs	432	338	94	28.0	1.01	0.84	20.2
Other operating expenses	601	549	52	9.5	1.41	1.37	2.9
Total operating expenses	$5,013	$4,606	$407	8.8	11.71	11.49	1.9

Aircraft Fuel and Hedging
Aircraft fuel and related taxes remains our largest expense category, representing 38% of our total operating expenses in 2013 compared to 39% in 2012. Even though the average fuel price decreased 2% in 2013 to $3.14 per gallon, our fuel expenses increased by $93 million as we consumed 41 million more gallons of aircraft fuel compared to 2012, mainly due to our increased capacity. Based on our expected fuel volume for 2014, a 10% per gallon increase in the cost of aircraft fuel would increase our annual fuel expense by approximately $202 million.
We maintain a diversified fuel hedge portfolio by entering into a variety of fuel hedge contracts in order to provide some protection against sharp and sudden volatility as well as further increases in fuel prices. In total, we hedged 21% of our total 2013 fuel consumption. We also use fixed forward price agreements, or FFPs, which allow us to lock in a price for fixed quantities of fuel to be delivered at a specified date in the future, to manage fuel price volatility. As of December 31, 2013, we had outstanding fuel hedge contracts covering approximately 16% of our forecasted consumption for the first quarter of 2014 and 9% for the full year 2014. We also had 7% of our 2014 fuel consumption requirements covered under FFPs. In January 2014, we entered into jet fuel swap and cap agreements covering an additional 3% of our 2014 forecasted consumption. We will continue to monitor fuel prices closely and intend to take advantage of reasonable fuel hedging opportunities as they become available.
In 2013 we recorded $10 million in fuel hedge losses compared to 2012 when we recorded $10 million in effective fuel hedge gains. Fuel derivatives not qualifying as cash flow hedges in 2013 resulted in immaterial losses compared to $3 million in losses in 2012 which were recorded in interest income and other. Accounting ineffectiveness on fuel derivatives classified as cash flow hedges resulted in immaterial losses in 2013 and 2012 and were recorded in interest income and other. We are unable to predict what the amount of ineffectiveness will be related to these instruments, or the potential loss of hedge accounting which is determined on a derivative-by-derivative basis, due to the volatility in the forward markets for these commodities.

Salaries, Wages and Benefits
Salaries, Wages and Benefits is our second largest expense, representing approximately 23% of our total operating expenses in 2013 and 2012. During 2013 the average number of full-time equivalent employees increased by 5% and the average tenure of our Crewmembers increased to 6.1 years, both of which contributed to a $91 million, or 8.7%, increase compared to 2012. Retirement Plus contributions, which equate to 5% of all of our eligible Crewmembers wages, increased by $4 million and our 3% retirement contribution for a certain portion of our FAA-licensed Crewmembers, which we refer to as Retirement Advantage, increased by $6 million. Our increased profitability resulted in $12 million of profit sharing expense compared to $3 million in 2012. The increasing tenure of our Crewmembers, rising healthcare costs and efforts to maintain competitiveness in our overall compensation packages are presenting cost pressures.
We have agreed to provide our pilots with a 20% pay increase in their base rate over the next three years which we expect will equate to approximately $30 million in 2014. In January 2014, the FAA’s rule amending the FAA’s flight, duty, and rest regulations became effective. Among other things, the new rule requires a ten hour minimum rest period prior to a pilot’s flight duty period; mandates a pilot must have an opportunity for eight hours of uninterrupted sleep within the rest period; and imposes new pilot “flight time” and “duty time” limitations based upon report times, the number of scheduled flight segments, and other operational factors. We have hired additional pilots to address the requirements of the new rule.
Maintenance Materials and Repairs
Maintenance materials and repairs are generally expensed when incurred unless covered by a long-term flight hour services contract. The average age of our aircraft in 2013 was 7.1 years which is relatively young compared to our competitors. However, as our fleet ages our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our unit costs, as older aircraft require additional, more expensive repairs over time. We had an average of 11.3 additional operating aircraft in 2013 compared to 2012.
In 2013 maintenance materials and repairs increased by $94 million as we had higher engine related costs for our EMBRAER 190 aircraft. In the latter half of 2013 we finalized a flight-hour based maintenance and repair agreement for these engines, which is expected to result in better planning of maintenance activities. While our maintenance costs will increase as our fleet ages, we expect we will benefit from these new maintenance agreements for our fleet.
Other Operating Expenses
Other operating expenses consist of the following categories: outside services (including expenses related to fueling, ground handling, skycap, security and janitorial services), insurance, personnel expenses, cost of goods sold to other airlines by LiveTV, professional fees, on-board supplies, shop and office supplies, bad debts, communication costs and taxes other than payroll and fuel taxes. Other operating expenses increased by $52 million, or 9.5%, compared to 2012 due to an increase in outside services. As our capacity and number of departures grew in 2013, our related variable handling costs also increased. Additionally we had higher information technology related costs due to increases in volume and usage. Non-recurring items in 2013 included a gain of approximately $2 million relating to the sale of three spare aircraft engines as well as a gain of approximately $7 million relating to the sale of LiveTV's investment in the Airfone business. In 2012 we sold six spare engines and two EMBRAER 190 aircraft resulting in gains of approximately $10 million as well as the termination of a customer by LiveTV resulting in a gain of approximately $8 million.
Income Taxes
Our effective tax rate was 40% in 2013 and 39% in 2012. Our effective tax rate differs from the statutory income tax rate primarily due to state income taxes and the non-deductibility of certain items for tax purposes. It is also affected by the relative size of these items to our 2013 pre-tax income of $279 million and our 2012 pre-tax income of $209 million.

Year 2012 Compared to Year 2011
Overview
We reported net income of $128 million in 2012 compared to $86 million in 2011. We had an operating income of $376 million in 2012, an increase of $54 million over 2011 and an operating margin of 7.5%, up 0.4 points from 2011. Diluted earnings per share were $0.40 for 2012 compared to diluted earnings per share of $0.28 for 2011.
During 2012, despite the continuing uncertain economic conditions and a severe hurricane hitting the core of our operations we managed to produce solid financial results. We generated unit revenue growth throughout the year by continuing to manage the structure and mix of our network. Our efforts to grow key regions were primarily focused in Boston and the Caribbean, which resulted in increased capacity during 2012.

Operating Revenues

(Revenues in millions)			Year-over-Year Change
	2012	2011	$	%
Passenger Revenue	$4,550	$4,080	$470	11.5%
Other Revenue	432	424	8	2.0
Operating Revenues	4,982	4,504	478	10.6

Average Fare	$157.11	$154.74	$2.37	1.5%
Yield per passenger mile (cents)	13.55	13.29	0.26	2.0
Passenger revenue per ASM (cents)	11.35	10.96	0.39	3.6
Operating revenue per ASM (cents)	12.43	12.10	0.33	2.8
Average stage length (miles)	1,085	1,091	(6)	(0.5)
Revenue passengers (thousands)	28,956	26,370	2,586	9.8
Revenue passenger miles (millions)	33,563	30,698	2,865	9.3
Available Seat Miles (ASMs) (millions)	40,075	37,232	2,843	7.6
Load Factor	83.8%	82.4%		1.4	pts
Passenger revenue accounted for 91% of our total operating revenues in 2012 and was our primary source of revenue. Revenues generated from international routes, including Puerto Rico, accounted for 27% of our passenger revenues in 2012. In 2012, the increase in passenger revenues of 11.5% was mainly attributable to the increased capacity and increase in yield. Our largest ancillary product remained the EvenMore™ Space seats, generating approximately $150 million in revenue. This was an increase of approximately 19% over 2011.
Operating Expenses

(in millions; per ASM data in cents)			Year-over-Year Change		per ASM
	2012	2011	$	%	2012	2011	% Change
Aircraft fuel and related taxes	$1,806	$1,664	$142	8.6	4.50	4.47	0.9
Salaries, wages and benefits	1,044	947	97	10.3	2.60	2.54	2.4
Landing fees and other rents	277	245	32	12.8	0.69	0.66	4.8
Depreciation and amortization	258	233	25	10.5	0.65	0.63	2.7
Aircraft rent	130	135	(5)	(3.6)	0.33	0.36	(10.4)
Sales and marketing	204	199	5	3.0	0.51	0.53	(4.3)
Maintenance materials and repairs	338	227	111	48.4	0.84	0.61	37.9
Other operating expenses	549	532	17	3.2	1.37	1.43	(4.1)
Total operating expenses	$4,606	$4,182	$424	10.1	11.49	11.23	2.3

Aircraft Fuel and Hedging
The expenses relating to aircraft fuel and related taxes represented 39% of our total operating expenses in 2012. During 2012 the average fuel price increased 1% compared to 2011; we consumed 38 million more gallons of aircraft fuel and saw an increase in fuel expenses of $142 million. In 2012 we hedged 30% of our total fuel consumption. We also recorded $10 million in effective fuel hedge gains which offset fuel expenses compared to $3 million in 2011. Fuel derivatives not qualifying as cash flow hedges in 2012 resulted in losses of approximately $3 million compared to an immaterial amount in 2011. Accounting ineffectiveness on fuel derivatives classified as cash flow hedges resulted in an immaterial loss in 2012 and $2 million in 2011, recorded in interest income and other. We are unable to predict what the amount of ineffectiveness will be related to these instruments, or the potential loss of hedge accounting which is determined on a derivative-by-derivative basis, due to the volatility in the forward markets for these commodities.
Salaries, Wages and Benefits
The increase in salaries, wages and benefits was primarily due to a 4% increase in the number of average number of full-time equivalent employees needed to support our growth plans. The increasing seniority levels of our Crewmembers combined with pay and benefit increases also contributed to higher expenses. The average tenure of our Crewmembers increased to 5.6 years as of December 31, 2012 resulting in an increase to average wages and benefits per full-time equivalent employees. As a result of increased wages, Retirement Plus contributions increased by $3 million. Our increased profitability resulted in $3 million of profit sharing expense to be paid to our Crewmembers in March 2013. During 2012, Retirement Advantage contributions totaled $4 million.
Maintenance Materials and Repairs
Maintenance expense represented a significant cost challenge in 2012, increasing $111 million from 2011. In addition to the additional operating aircraft and the aging of our fleet, several aircraft came off of warranty to contribute to higher maintenance costs. Additionally, one of our key engine and component repair maintenance providers liquidated during the first quarter of 2012 resulting in approximately $10 million in additional costs while we found alternative providers.
Income Taxes
Our effective tax rate was 39% in 2012 compared to 41% in 2011. Our effective tax rate differs from the statutory income tax rate primarily due to state income taxes, the change in valuation allowance and the non-deductibility of certain items for tax purposes. The rate decrease was attributable to reductions in certain non-deductible items and the relative size of these items to our pre-tax income.
Costs per Available Seat Mile (Non-GAAP)
Costs per available seat mile, or CASM, is a commonly used metric in the airline industry. Our CASM for 2013 and 2012 are summarized in the table below. We have listed separately our fuel costs and profit sharing expense. While these amounts are included in CASM, we believe excluding fuel costs, which are subject to many economic and political factors beyond our control, as well as profit sharing, which is sensitive to volatility in earnings, is useful to management and investors. We believe this non-GAAP measure is more indicative of our ability to manage our costs and provides a meaningful comparison of our results to the airline industry and our prior year results. Investors should consider this non-GAAP financial measure in addition to, and not as a substitute for, our financial performance measures prepared in accordance with GAAP.

Reconciliation of Operating expense per ASM, excluding fuel and profit sharing
(in millions, per ASM data in cents)
	2013		2012		Per ASM Year-over-Year Change
	$	per ASM	$	per ASM	%
Total operating expenses	$5,013	11.71	$4,606	11.49	1.9%
Less: Aircraft fuel and related taxes	1,899	4.43	1,806	4.50	(1.6)
Operating expenses, excluding fuel	3,114	7.28	2,800	6.99	4.2
Less: Profit sharing	12	0.03	3	0.01	200.0
Operating expense, excluding fuel & profit sharing	$3,102	7.25	$2,797	6.98	3.8

Quarterly Results of Operations
The following table sets forth selected financial data and operating statistics for the four quarters ended December 31, 2013. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10-K.

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Statements of Operations Data (dollars in millions)
Operating revenues	$1,299	$1,335	$1,442	$1,365
Operating expenses:
Aircraft fuel and related taxes	467	465	501	466
Salaries, wages and benefits	280	279	283	293
Landing fees and other rents	70	80	81	74
Depreciation and amortization	68	71	73	78
Aircraft rent	32	33	32	31
Sales and marketing	50	53	60	60
Maintenance materials and repairs	114	111	109	98
Other operating expenses (1)	159	141	151	150
Total operating expenses	1,240	1,233	1,290	1,250
Operating income	59	102	152	115
Other income (expense) (2)	(36)	(42)	(33)	(38)
Income before income taxes	23	60	119	77
Income tax expense	9	24	48	30
Net income	$14	$36	$71	$47
Operating margin	4.5%	7.6%	10.5%	8.4%
Pre-tax margin	1.8%	4.5%	8.2%	5.7%

Operating Statistics:
Revenue passengers (thousands)	7,300	7,753	8,059	7,351
Revenue passenger miles (millions)	8,506	9,115	9,561	8,654
Available seat miles ASM (millions)	10,140	10,741	11,252	10,691
Load factor	83.9%	84.9%	85.0%	80.9%
Aircraft utilization (hours per day)	11.9	12.2	12.2	11.5
Average fare	$162.53	$157.51	$164.02	$168.94
Yield per passenger mile (cents)	13.95	13.40	13.83	14.35
Passenger revenue per ASM (cents)	11.70	11.37	11.75	11.62
Operating revenue per ASM (cents)	12.81	12.42	12.82	12.77
Operating expense per ASM (cents)	12.23	11.48	11.47	11.70
Operating expense per ASM, excluding fuel (cents)	7.62	7.15	7.02	7.34
Operating expense per ASM, excluding fuel and profit sharing (cents)	7.62	7.15	6.95	7.30
Airline operating expense per ASM (cents) (3)	12.06	11.36	11.33	11.52
Departures	66,773	70,722	74,206	70,432
Average stage length (miles)	1,092	1,088	1,085	1,095
Average number of operating aircraft during period	180.3	183.1	187.1	189.9
Average fuel cost per gallon, including fuel taxes	$3.29	$3.06	$3.14	$3.10
Fuel gallons consumed (millions)	142	152	160	150
Full-time equivalent employees at period end (3)	12,385	12,743	12,124	12,647

(1)
During the second quarter of 2013, LiveTV recorded a gain of approximately $7 million relating to the sale of the Airfone business. During the fourth quarter of 2013, we recorded net gains of approximately $2 million related to the sale of three spare aircraft engines.

(2)	During the fourth quarter of 2013 we recorded $3 million in losses related to the early extinguishment of a portion of our long-term debt.

(3)	Excludes results of operations and employees of LiveTV, LLC, which are unrelated to our airline operations and are immaterial to our consolidated operating results.

Although we experienced significant revenue growth in 2013, this trend may not continue. We expect our expenses to continue to increase significantly as we acquire additional aircraft, as our fleet ages and as we expand the frequency of flights in existing markets and enter into new markets. Accordingly, the comparison of the financial data for the quarterly periods presented may not be meaningful. In addition, we expect our operating results to fluctuate significantly from quarter-to-quarter in the future as a result of various factors, many of which are outside our control. Consequently, we believe quarter-to-quarter comparisons of our operating results may not necessarily be meaningful and you should not rely on our results for any one quarter as an indication of our future performance.

LIQUIDITY AND CAPITAL RESOURCES
The airline business is capital intensive. Our ability to successfully execute our profitable growth plans is largely dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business depends on maintaining sufficient liquidity. We believe we have adequate resources from a combination of cash and cash equivalents, investment securities on hand and two available lines of credit. Additionally, as of December 31, 2013, we had 23 unencumbered aircraft and 30 unencumbered spare engines which we believe could be an additional source of liquidity, if necessary.
We believe a healthy cash balance is crucial to our ability to weather any part of the economic cycle while continuing to execute on our plans for profitable growth and increased returns. Our goal is to continue to be diligent with our liquidity, maintaining financial flexibility and allowing for prudent capital spending, which in turn we expect to lead to improved returns for our shareholders. As of December 31, 2013 our cash and cash equivalents balance increased by 24% to $225 million. We believe our current level of unrestricted cash, cash equivalents and short-term investments of approximately 12% of trailing twelve months revenue, combined with our other available line of credit and portfolio of unencumbered assets provides us with a strong liquidity position and the potential for higher returns on cash deployment. We believe we have taken several important actions during 2013 in solidifying our strong balance sheet and overall liquidity position. Our highlights for 2013 included:
•Reduced our overall debt balance by $266 million.
•Prepaid approximately $94 million in debt resulting in four Airbus A320 aircraft becoming unencumbered. This will result in 2014 interest savings of $5 million and total interest expense savings of $25 million.
•Increased the number of unencumbered aircraft from 11 as of December 31, 2012 to 23 as of December 31, 2013 and extended the operating leases on eight aircraft.
•We entered into a $350 million revolving credit and letter of credit facility with Citibank.
•We signed a $226 million Enhanced Equipment Trust Certificate, or EETC, offering, in pass-through certificates which will be secured by 14 unencumbered Airbus A320 aircraft. Funding for the pass-through certificates is scheduled for March 2014.
•The Greater Orlando Aviation Authority, or GOAA, issued $42 million in special purpose airport facility revenue bonds to refund bonds issued to us in 2005, interest savings will be approximately $1 million per year.
Return on Invested Capital
Return on invested capital, or ROIC, is an important financial metric which we believe provides meaningful information as to how well we generate returns relative to the capital invested in our business. During 2013 our ROIC improved to 5.3%. We are committed to taking appropriate actions which will allow us to continue to improve ROIC while adding capacity and continuing to grow. We believe this non-GAAP measure provides a meaningful comparison of our results to the airline industry and our prior year results. Investors should consider this non-GAAP financial measure in addition to, and not as a substitute for, our financial performance measures prepared in accordance with GAAP.

Reconciliation of Return on Invested Capital (Non-GAAP)
(in millions, except as otherwise noted)
	Twelve Months Ended December 31,
	2013	2012
Numerator
Operating Income	$428	$376
Add: Interest income (expense) and other	(1)	1
Add: Interest component of capitalized aircraft rent (a)	67	68
Subtotal	494	445
Less: Income tax expense impact	194	172
Operating Income After Tax, Adjusted	$300	$273

Denominator
Average Stockholders' equity	$2,011	$1,822
Average total debt	2,718	2,994
Capitalized aircraft rent (a)	899	913
Invested Capital	$5,628	$5,729

Return on Invested Capital	5.3%	4.8%

(a) Capitalized Aircraft Rent
Aircraft rent, as reported	$128	$130
Capitalized aircraft rent (7 * Aircraft rent) (b)	899	913
Interest component of capitalized aircraft rent (Imputed interest at 7.5%)	67	68
(b) In determining the Invested Capital component of ROIC, we include a non-GAAP adjustment for aircraft operating leases, as operating lease obligations are not reflected on our balance sheets, but do represent a significant financing obligation. In making the adjustment, we used a multiple of 7 times our aircraft rent as this is the multiple which is routinely used with in the airline community to represent the financing component of aircraft operating lease obligations.
Analysis of Cash Flows
We had cash and cash equivalents of $225 million as of December 31, 2013. This compares to $182 million and $673 million as of December 31, 2012 and 2011 respectively. We held both short and long term investments in 2013, 2012 and 2011. Our short-term investments totaled $402 million as of December 31, 2013 compared to $549 million and $553 million as of December 31, 2012 and 2011 respectively. Our long-term investments totaled $114 million as of December 31, 2013 compared to $136 million and $38 million as of December 31, 2012 and 2011 respectively.
Operating Activities
Cash flows provided by operating activities totaled $758 million in 2013 compared to $698 million in 2012 and $614 million in 2011. There was a $60 million increase in cash flows from operating activities in 2013 compared to 2012. During 2013 we saw a 7% increase in capacity, a 4% increase in average fares and a 2% decrease in the price of fuel which all helped to improve operating cash flows. The $84 million increase in cash flows from operations in 2012 compared to 2011 was primarily as a result of the 2% increase in average fares and 8% increase in capacity but was offset by an increase of 1% in fuel prices. As of December 31, 2013, our unrestricted cash, cash equivalents and short-term investments as a percentage of trailing twelve months revenue was approximately 12%. We rely primarily on cash flows from operations to provide working capital for current and future operations.

Investing Activities
The capital expenditure for seven new EMBRAER 190 aircraft, three new Airbus A320 aircraft and four new Airbus A321 aircraft during 2013 was $365 million. We additionally paid $22 million for flight equipment deposits and $54 million for spare parts. Capital expenditures for other property and equipment, including ground equipment purchases, facilities improvements and LiveTV inflight-entertainment equipment inventory were $196 million. During 2013 LiveTV sold its investment in the Airfone business for $8 million in proceeds. Investing activities also include the net purchase of $161 million in investment securities.
During 2012, capital expenditures related to our purchase of flight equipment included $344 million for seven Airbus A320 aircraft, four EMBRAER 190 aircraft and five spare engines. It also included $283 million for flight equipment deposits, including a $200 million prepayment in exchange for favorable pricing terms, and $32 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases, facilities improvements and LiveTV inflight-entertainment equipment inventory were $166 million, which includes the final $32 million for the 16 slots we purchased at LaGuardia and Reagan National in 2011 and $17 million for T5i, which was paid for using cash from operations. The receipt of $46 million in proceeds from the sale of two EMBRAER 190 aircraft and six spare engines is included in investing activities. Investing activities also include the net purchase of $104 million in investment securities.
During 2011, capital expenditures related to our purchase of flight equipment included $318 million for four Airbus A320 aircraft, five EMBRAER 190 aircraft and nine spare engines, $44 million for flight equipment deposits and $27 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases, facilities improvements and LiveTV inventory, were $135 million, which includes $40 million for the 16 slots we purchased at LaGuardia and Reagan National. Investing activities in 2011 also included the net proceeds from the sale and maturities of $24 million in investment securities.
We currently anticipate 2014 capital expenditures to be approximately $935 million, including approximately $595 million for aircraft and predelivery deposits. The remaining capital expenditures of approximately $340 million relate to non-aircraft projects such as the completion of our investment at T5i, our purchase of the Slots at DCA, LiveTV's continued investment in Fly-Fi™ and the new facility near Orlando airport for Crewmember lodging.
Financing Activities
Financing activities during 2013 consisted of (1) scheduled maturities of $392 million of debt and capital lease obligations, (2) our issuance of $350 million in fixed rate equipment notes secured by 12 aircraft, (3) the prepayment of $94 million in high-interest debt secured by four Airbus A320 aircraft and $119 million relating to our Spare Parts EETC, (4) the refunding of our Series 2005 GOAA bonds with proceeds of $43 million from the issuance of new 2013 GOAA bonds (5) the repayment of $13 million in principal related to our construction obligation for T5 and (6) the acquisition of $8 million in treasury shares primarily related to our share repurchase program and the withholding of taxes upon the vesting of restricted stock units.
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

In November 2012, we filed an automatic shelf registration statement with the SEC. Under this universal shelf registration statement, we have the capacity to offer and sell from time to time debt securities, pass-through certificates, common stock, preferred stock and/or other securities. The net proceeds of any securities we sell under this registration statement may be used to fund working capital and capital expenditures, including the purchase of aircraft and construction of facilities on or near airports. Through December 31, 2013 we had not issued any securities under this registration statement and at this time we have no plans to sell any such securities under this registration statement. We may utilize this universal shelf registration statement in the future to raise capital to fund the continued development of our products and services, the commercialization of our products and services or for other general corporate purposes.
None of our lenders or lessors are affiliated with us.
Capital Resources
We have been able to generate sufficient funds from operations to meet our working capital requirements and we have historically financed our aircraft through either secured debt or lease financing. As of December 31, 2013 we operated a fleet of 194 aircraft including 21 Airbus A320 and two EMBRAER 190 unencumbered aircraft. Of the remaining aircraft, 60 were financed under operating leases, four were financed under capital leases and 107 were financed by private and public secured debt. We additionally have 30 unencumbered spare engines and a five spare engines that are secured by financings. Approximately 63%% of our property and equipment is pledged as security under various loan arrangements.
We have committed financing for four out of the nine Airbus A321 aircraft scheduled for delivery in 2014. We plan to purchase the remaining 2014 scheduled deliveries with cash. To the extent we cannot pay in cash we may be required to secure financing or further modify our aircraft acquisition plans. Although we believe debt and/or lease financing should be available to us if needed, we cannot give assurance we will be able to secure financing on terms attractive to us, if at all.
Working Capital
We had working capital deficit of $818 million at December 31, 2013 compared to a deficit of $508 million at December 31, 2012 and a working capital of $216 million at December 31, 2011. Working capital deficits can be customary in the airline industry since air traffic liability is classified as a current liability. Our working capital deficit increased in 2013 mainly due to a $132 million increase in air traffic liability and an increase of $75 million relating to the current maturity of long-term debt. Also contributing to our working capital deficit as of December 31, 2013 is $114 million in marketable investment securities classified as long-term assets, including $52 million related to a deposit made to lower the interest rate on the debt secured by two aircraft. These funds on deposit are readily available to us; however, if we were to draw upon this deposit, the interest rates on the debt would revert to the higher rates in effect prior to the re-financing.
In 2012, we entered into a revolving line of credit with Morgan Stanley for up to $100 million, and increased the line of credit for up to $200 million in December 2012. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the borrowing amount may vary accordingly. This line of credit bears interest at a floating rate of interest based upon LIBOR, plus a margin. During the year we borrowed $190 million on this line of credit, which was fully repaid, leaving the line undrawn as of December 31, 2013.
In April 2013 we entered into a Credit and Guaranty Agreement which consists of a revolving credit up to $350 million and letter of credit facility with Citibank, N.A. as the administrative agent. Borrowing under the Credit Facility bear interest at a variable rate equal to LIBOR, plus a margin and the facility terminates in 2016. The Credit Facility is secured by take-off and landing slots at JFK, Newark, LaGuardia, Reagan National and certain other assets. The Credit Facility includes covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under all revolving credit facilities. In addition the covenants restrict our ability to incur additional indebtedness, issue preferred stock or pay dividends. During 2013, we did not borrow on this facility and the line was undrawn as of December 31, 2013.
Concurrent with entering into the above agreement with Citibank, N.A. for the revolving credit and letter of credit facility, we terminated our unsecured revolving credit facility with American Express which had allowed us to borrow up to a maximum of $125 million.
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

Debt and Capital Leases
Our scheduled debt maturities are expected to increase over the next five years, with a scheduled peak in 2016 of approximately $474 million. As part of our efforts to effectively manage our balance sheet and improve ROIC, we expect to continue to actively manage our debt balances. Our approach to debt management includes managing the mix of fixed vs. floating rate debt, managing the annual maturities of debt, and managing the weighted average cost of debt. Further, we intend to continue to opportunistically pre-purchase outstanding debt when market conditions and terms are favorable. Additionally, our unencumbered assets, including 21 Airbus A320 aircraft, two EMBRAER 190 aircraft and 30 engines, allow some flexibility in managing our cost of debt and capital requirements.
In September 2013 as part of a private placement Enhanced Equipment Trust Certificate ("EETC") offering we priced $226 million in pass-through certificates to be secured by 14 of our unencumbered Airbus A320 aircraft. Funding for the pass-through certificates is scheduled for March 2014 to coincide with the final scheduled principal payments of $188 million associated with our March 2004 EETC Class G-2 certificates.
Free Cash Flow
The table below reconciles cash provided by operations determined in accordance with U.S. GAAP to Free Cash Flow, a non-GAAP measure.  Management believes that Free Cash Flow is a relevant measure of liquidity and is useful in assessing our ability to fund capital commitments and other obligations.  Investors should consider this non-GAAP financial measure in addition to, and not as a substitute for, our financial measures prepared in accordance with U.S. GAAP.

Reconciliation of Free Cash Flow (Non-GAAP)
(in millions)
	Year Ended December 31,
	2013	2012	2011	2010	2009
Net cash provided by operating activities	$758	$698	$614	$523	$486

Capital expenditures	(615)	(542)	(480)	(249)	(434)
Pre-delivery deposits for flight equipment	(22)	(283)	(44)	(50)	(27)
	(637)	(825)	(524)	(299)	(461)

Free Cash Flow	$121	$(127)	$90	$224	$25

CONTRACTUAL OBLIGATIONS
Our noncancelable contractual obligations at December 31, 2013 include (in millions):

	Payments due in
	Total	2014	2015	2016	2017	2018	Thereafter
Long-term debt and capital lease obligations (1)	$3,255	$570	$370	$550	$270	$300	$1,195
Lease commitments	1,390	205	205	140	120	115	605
Flight equipment obligations	6,870	500	660	785	835	855	3,235
Financing obligations and other (2)	3,865	730	570	435	415	435	1,280
Total	$15,380	$2,005	$1,805	$1,910	$1,640	$1,705	$6,315

(1)	Includes actual interest and estimated interest for floating-rate debt based on December 31, 2013 rates.

(2)	Amounts include noncancelable commitments for the purchase of goods and services.

The interest rates are fixed for $1.46 billion of our debt and capital lease obligations, with the remaining $1.12 billion having floating interest rates. The floating interest rates adjust quarterly or semi-annually based on the London Interbank Offered Rate, or LIBOR. The weighted average maturity of all of our debt was 7 years at December 31, 2013.
We are subject to certain collateral ratio requirements in our spare engine financing issued in December 2007. If we fail to maintain these collateral ratios we are required to provide additional collateral or redeem some or all of the equipment notes so the ratios are met. We previously had pledged as collateral a spare engine with a carrying value of $7 million in order to maintain these ratios however as of December 31, 2013 this is no longer required. At December 31, 2013, we were in compliance with all of our other covenants of our debt and lease agreements and 63% of our owned property and equipment were pledged as security under various loan agreements.
We have operating lease obligations for 60 aircraft with lease terms that expire between 2016 and 2026. Five of these leases have variable-rate rent payments which adjust semi-annually based on LIBOR. We also lease airport terminal space and other airport facilities in each of our markets, as well as office space and other equipment. We have approximately $31 million of restricted assets pledged under standby letters of credit related to certain of our leases which will expire at the end of the related leases.
We modified our long-term order book in October 2013 and our firm aircraft order at December 31, 2013 is as follows:

Year	Airbus A320	Airbus A320neo	Airbus A321	Airbus A321neo	EMBRAER 190	Total
2014	—	—	9	—	—	9
2015	—	—	12	—	—	12
2016	3	—	12	—	—	15
2017	—	—	15	—	—	15
2018	—	5	1	9	—	15
2019	—	—	—	15	—	15
2020	—	9	—	6	10	25
2021	—	16	—	—	7	23
2022	—	—	—	—	7	7
Total	3	30	49	30	24	136
Committed expenditures for our firm aircraft and spare engines include estimated amounts for contractual price escalations and predelivery deposits. We expect to meet our predelivery deposit requirements for our aircraft by paying cash or by using short-term borrowing facilities for deposits required six to 24 months prior to delivery. Any predelivery deposits paid by the issuance of notes are fully repaid at the time of delivery of the related aircraft.
Our Terminal at JFK, T5, is governed by a lease agreement we entered into with the PANYNJ in 2005.  We are responsible for making various payments under the lease. This includes ground rents for the terminal site which began at the time of the lease execution in 2005 and facility rents commenced in October 2008 upon our occupancy of the terminal.  The facility rents are based on the number of passengers enplaned out of the terminal, subject to annual minimums.  The PANYNJ reimbursed us for construction costs of this project in accordance with the terms of the lease, except for approximately $76 million in leasehold improvements provided by us. In 2013 we amended this lease to include additional ground space for our international arrivals facility, T5i, which we are currently constructing and expect to open in late 2014. For financial reporting purposes, the T5 project is being accounted for as a financing obligation, with the constructed asset and related liability being reflected on our balance sheets.  The T5i project is being accounted for at cost. Minimum ground and facility rents for this terminal totaling $816 billion are included in the commitments table above as lease commitments and financing obligations.
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

OFF-BALANCE SHEET ARRANGEMENTS
None of our operating lease obligations are reflected on our balance sheet. Although some of our aircraft lease arrangements are with variable interest entities, as defined by the Consolidations topic of the Financial Accounting Standards Board’s Accounting Standards Codification™, or Codification, none of them require consolidation in our financial statements. The decision to finance these aircraft through operating leases rather than through debt was based on an analysis of the cash flows and tax consequences of each financing alternative and a consideration of liquidity implications. We are responsible for all maintenance, insurance and other costs associated with operating these aircraft; however, we have not made any residual value or other guarantees to our lessors.
We have determined we hold a variable interest in, but are not the primary beneficiary of, certain pass-through trusts. These pass-through trusts are the purchasers of equipment notes issued by us to finance the acquisition of new aircraft and certain aircraft spare parts owned by JetBlue. They maintain liquidity facilities whereby a third party agrees to make payments sufficient to pay up to 18 months of interest on the applicable certificates if a payment default occurs. The liquidity providers for the Series 2004-1 aircraft certificates and the spare parts certificates are Landesbank Hessen-Thüringen Girozentrale and Morgan Stanley Capital Services Inc. The liquidity providers for the Series 2004-2 aircraft certificates are Landesbank Baden-Württemberg and Citibank, N.A.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to adopt accounting policies as well as make estimates and judgments to develop amounts reported in our financial statements and accompanying notes. We maintain a thorough process to review the application of our accounting policies and to evaluate the appropriateness of the estimates that are required to prepare our financial statements. We believe our estimates and judgments are reasonable; however, actual results and the timing of recognition of such amounts could differ from those estimates. In addition, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.
Critical accounting policies and estimates are defined as those that are reflective of significant judgments and uncertainties that could potentially result in materially different results under different assumptions and conditions. The policies and estimates discussed below have been reviewed with our independent registered public accounting firm and with the Audit Committee of our Board of Directors. For a discussion of these and other accounting policies, see Note 1 to our consolidated financial statements.
Passenger revenue
Passenger ticket sales are initially deferred in air traffic liability. The air traffic liability also includes customer credits issued and unused tickets whose travel date has passed. Credit for unused tickets and customer credits can each be applied towards another ticket within 12 months of the original scheduled service or 12 months from the issuance of the customer credit. Revenue is recognized when transportation is provided or when a ticket or customer credit expires. We also defer in the air traffic liability account an estimate for customer credits issued in conjunction with the JetBlue Airways Customer Bill of Rights that we expect to be ultimately redeemed. These estimates are based on historical experience and are periodically evaluated, and adjusted if necessary, based on actual credit usage.

Frequent flyer accounting
We utilize a number of estimates in accounting for our TrueBlue customer loyalty program, or TrueBlue. We record a liability for the estimated incremental cost of outstanding points earned from JetBlue purchases that we expect to be redeemed. This liability was $19 million and $10 million as of December 31, 2013 and 2012, respectively. The estimated cost includes incremental fuel, insurance, passenger food and supplies, and reservation costs. We adjust this liability, which is included in air traffic liability, based on points earned and redeemed, changes in the estimated incremental costs associated with providing travel and changes in the TrueBlue program. Customers earn points based on the value paid for a trip rather than the length of the trip. In addition, there is no longer an automatic generation of a travel award once minimum award levels are reached, but instead the points are maintained in the account until used by the member. In June 2013 we further amended the program so points earned by members never expire. This change has resulted in a reassessment of our assumptions used in calculating the liability and our estimate of the points that remain unused, the breakage, has been reduced by approximately $5 million in 2013. In October 2013 we introduced the pooling of points between small groups of people, branded as Family Pooling. We believe Family Pooling has not had a material impact on the breakage calculation at year-end. Periodically, we evaluate our assumptions for appropriateness, including comparison of the cost estimates to actual costs incurred as well as the expiration and redemption assumptions to actual experience. Changes in the minimum award levels or in the lives of the awards would also require us to reevaluate the liability, potentially resulting in a significant impact in the year of change as well as in future years.
Points in TrueBlue can also be sold to participating companies, including credit card and car rental companies. These sales are accounted for as multiple-element arrangements, with one element representing the fair value of the travel that will ultimately be provided when the points are redeemed and the other consisting of marketing related activities we conduct with the participating company. The fair value of the transportation portion of these point sales is deferred and recognized as passenger revenue when transportation is provided. The marketing portion, which is the excess of the total sales proceeds over the estimated fair value of the transportation to be provided, is recognized in other revenue when the points are sold. Deferred revenue for points sold and not redeemed is recognized as revenue when management determines the probability of redemption is remote. Deferred revenue was $131 million and $101 million at December 31, 2013 and 2012, respectively. We recorded $2 million and $5 million in revenue for point expirations in 2013 and 2012, respectively.
Accounting for long-lived assets
In accounting for long-lived assets, we make estimates about the expected useful lives, projected residual values and the potential for impairment. In estimating useful lives and residual values of our aircraft, we have relied upon actual industry experience with the same or similar aircraft types and our anticipated utilization of the aircraft. Changing market prices of new and used aircraft, government regulations and changes in our maintenance program or operations could result in changes to these estimates. Changes in expected useful lives of assets have resulted in acceleration of depreciation.
Our long-lived assets are evaluated for impairment at least annually or when events and circumstances indicate the assets may be impaired. Indicators include operating or cash flow losses, significant decreases in market value or changes in technology. As our assets are all relatively new and we continue to have positive operating cash flows, we have not identified any significant impairment related to our long-lived assets at this time.
Intangible assets
Our intangible assets consist of acquired take-off and landing slots at certain domestic airports. Slots are rights to take-off or land at a specific airport during a specific time period during the day and are a means by which airport capacity and congestion can be managed. The Federal government controls slots at four domestic airports under the High Density rule, including Reagan National Airport in Washington D.C. and LaGuardia and JFK Airport in New York City. In accounting for our slot-related intangible assets we make estimates about their expected useful lives. In December 2013, due to recent regulatory and market activities stemming from the auctioning of slots at LaGuardia and Reagan National airports, we reassessed the useful lives of these assets and concluded that slots at High Density airports are indefinite lived intangible assets and will no longer amortize them, while slots at other airports will continue to be amortized on a straight-line basis over their expected useful lives, up to 15 years. Changes in our operations, government regulations or demand for air travel at these airports could result in changes to these estimates.
We evaluate our intangible assets for impairment at least annually or when events and circumstances indicate they may be impaired. Indicators include operating or cash flow losses as well as significant decreases in market value.

Lease accounting
We operate airport facilities, offices buildings and aircraft under operating leases with minimum lease payments. We recognize the costs associated with these agreements as rent expense on a straight-line basis over the expected lease term. Within the provisions of certain leases there are minimum escalations in payments over the base lease term. There are also periodic adjustments of lease rates, landing fees, and other charges applicable under such agreements, as well as renewal periods. The effects of the escalations and other adjustments have been reflected in rent expense on a straight-line basis over the lease term. This includes renewal periods when it is deemed to be reasonably assured at the inception of the lease that we would incur an economic penalty for not renewing. The amortization period for leasehold improvements is the term used in calculating straight-line rent expense or their estimated economic life, whichever is shorter.
Derivative instruments used for aircraft fuel
We utilize financial derivative instruments to manage the risk of changing aircraft fuel prices. We do not purchase or hold any derivative instrument for trading purposes. At December 31, 2013, we had a net $6 million asset related to the net fair value of these derivative instruments; the majority of which are not traded on a public exchange. Fair values are determined using commodity prices provided to us by independent third parties. When possible, we designate these instruments as cash flow hedges for accounting purposes, as defined by the Derivatives and Hedging topic of the Codification which permits the deferral of the effective portions of gains or losses until contract settlement.
The Derivatives and Hedging topic is a complex accounting standard. It requires we develop and maintain a significant amount of documentation related to:
(1) our fuel hedging program and fuel management approach.
(2) statistical analysis supporting a highly correlated relationship between the underlying commodity in the derivative financial instrument and the risk being hedged (i.e. aircraft fuel) on both a historical and prospective basis.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes to the price of fuel and interest rates as discussed below. The sensitivity analyses presented do not consider the effects such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Variable-rate leases are not considered market sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. Actual results may differ. See Notes 1, 2 and 13 to our consolidated financial statements for accounting policies and additional information.
Aircraft fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the December 31, 2013 cost per gallon of fuel. Based on projected 2014 fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $202 million in 2014. This is compared to an estimated $190 million for 2013 measured as of December 31, 2012. As of December 31, 2013, we had hedged approximately 9% of our projected 2014 fuel requirements. All hedge contracts existing at December 31, 2013 settle by December 31, 2014.
The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $1.46 billion of our debt and capital lease obligations, with the remaining $1.12 billion having floating interest rates. If interest rates were, on average, 100 basis points higher in 2014 than they were during 2013, our interest expense would increase by approximately $12 million. This is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
If interest rates average 10% lower in 2014 than they did during 2013, our interest income from cash and investment balances would remain relatively constant, similar to the relative constant level of interest income for 2013 measured as of December 31, 2012. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents and investment securities balances at December 31, 2013 and 2012.
Fixed Rate Debt
On December 31, 2013, our $230 million aggregate principal amount of convertible debt had a total estimated fair value of $431 million, based on quoted market prices. If there were a 10% increase in stock prices, the fair value of this debt would have been $470 million as of December 31, 2013.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$225	$182
Investment securities	402	549
Receivables, less allowance (2013-$6; 2012-$7)	129	106
Inventories, less allowance (2013-$6; 2012-$5)	48	36
Prepaid expenses	126	119
Other	6	1
Deferred income taxes	120	107
Total current assets	1,056	1,100
PROPERTY AND EQUIPMENT
Flight equipment	5,778	5,168
Predelivery deposits for flight equipment	181	338
	5,959	5,506
Less accumulated depreciation	1,185	995
	4,774	4,511
Other property and equipment	688	585
Less accumulated depreciation	251	221
	437	364
Assets constructed for others	561	561
Less accumulated depreciation	116	93
	445	468
Total property and equipment	5,656	5,343
OTHER ASSETS
Investment securities	114	136
Restricted cash	57	51
Other	467	440
Total other assets	638	627
TOTAL ASSETS	$7,350	$7,070

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31,
	2013	2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$180	$153
Air traffic liability	825	693
Accrued salaries, wages and benefits	171	172
Other accrued liabilities	229	196
Current maturities of long-term debt and capital leases	469	394
Total current liabilities	1,874	1,608

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	2,116	2,457

CONSTRUCTION OBLIGATION	501	514
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	605	481
Other	120	122
Total non-current liabilities	725	603

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900,000,000 shares authorized, 346,489,574 and 330,589,532 shares issued and 295,587,126 and 281,007,806 shares outstanding at 2013 and 2012, respectively	3	3
Treasury stock, at cost; 50,902,448 and 49,581,726 shares at 2013 and 2012, respectively	(43)	(35)
Additional paid-in capital	1,573	1,495
Retained earnings	601	433
Accumulated other comprehensive loss	—	(8)
Total stockholders’ equity	2,134	1,888
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,350	$7,070

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
OPERATING REVENUES
Passenger	$4,971	$4,550	$4,080
Other	470	432	424
Total operating revenues	5,441	4,982	4,504
OPERATING EXPENSES
Aircraft fuel and related taxes	1,899	1,806	1,664
Salaries, wages and benefits	1,135	1,044	947
Landing fees and other rents	305	277	245
Depreciation and amortization	290	258	233
Aircraft rent	128	130	135
Sales and marketing	223	204	199
Maintenance materials and repairs	432	338	227
Other operating expenses	601	549	532
Total operating expenses	5,013	4,606	4,182

OPERATING INCOME	428	376	322

OTHER INCOME (EXPENSE)
Interest expense	(161)	(176)	(179)
Capitalized interest	13	8	5
Interest income (expense) and other	(1)	1	(3)
Total other income (expense)	(149)	(167)	(177)

INCOME BEFORE INCOME TAXES	279	209	145

Income tax expense	111	81	59

NET INCOME	$168	$128	$86
EARNINGS PER COMMON SHARE:
Basic	$0.59	$0.45	$0.31
Diluted	$0.52	$0.40	$0.28

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2013	2012	2011
NET INCOME	$168	$128	$86
Changes in fair value of derivative instruments, net of reclassifications into earnings (net of $5, $5, and $(4) of taxes in 2013, 2012 and 2011, respectively)	8	7	(5)
Total other comprehensive income (loss)	8	7	(5)
COMPREHENSIVE INCOME	$176	$135	$81

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$168	$128	$86
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	107	76	58
Depreciation	258	230	213
Amortization	48	39	34
Share-based compensation	14	13	13
Losses (Gains) on sale of assets, debt extinguishment and customer contract termination	(1)	(17)	6
Collateral returned for derivative instruments	8	8	10
Changes in certain operating assets and liabilities:
Decrease (Increase) in receivables	(22)	1	(10)
Decrease (Increase) in inventories, prepaid and other	(23)	38	4
Increase in air traffic liability	132	66	113
Increase in accounts payable and other accrued liabilities	52	92	26
Other, net	17	24	61
Net cash provided by operating activities	758	698	614
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(615)	(542)	(480)
Pre-delivery deposits for flight equipment	(22)	(283)	(44)
Proceeds from the sale of assets	8	46	—
Assets constructed for others	—	(2)	(3)
Purchase of held-to-maturity investments	(234)	(444)	(450)
Proceeds from the maturities of held-to-maturity investments	300	434	573
Purchase of available-for-sale securities	(413)	(532)	(602)
Sale of available-for-sale securities	508	438	503
Other, net	(8)	18	1
Net cash used in investing activities	(476)	(867)	(502)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	10	9	10
Issuance of long-term debt	393	215	245
Short-term borrowings and lines of credit	190	375	128
Construction obligation	—	—	6
Repayment of:
Long-term debt and capital lease obligations	(612)	(418)	(238)
Short-term borrowings and lines of credit	(190)	(463)	(40)
Construction obligation	(13)	(12)	(10)
Other, net	(17)	(28)	(5)
Net cash provided by (used in) financing activities	(239)	(322)	96
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	43	(491)	208
Cash and cash equivalents at beginning of period	182	673	465
Cash and cash equivalents at end of period	$225	$182	$673

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2010	322	$3	28	$(4)	$1,446	$219	$(10)	$1,654
Net income	—	—	—	—	—	86	—	86
Changes in comprehensive income	—	—	—	—	—	—	(5)	(5)
Vesting of restricted stock units	2	—	1	(4)	—	—	—	(4)
Stock compensation expense	—	—	—	—	15	—	—	15
Stock issued under crewmember stock purchase plan	2	—	—	—	8	—	—	8
Shares returned pursuant to 2008 share lending	—	—	16	—	—	—	—	—
Other	1	—	—	—	3	—	—	3
Balance at December 31, 2011	327	3	45	(8)	1,472	305	(15)	1,757
Net income	—	—	—	—	—	128	—	128
Changes in comprehensive income	—	—	—	—	—	—	7	7
Vesting of restricted stock units	2	—	1	(4)	—	—	—	(4)
Stock compensation expense	—	—	—	—	13	—	—	13
Stock issued under Crewmember stock purchase plan	2	—	—	—	7	—	—	7
Shares repurchased under 2012 share repurchase plan	—	—	4	(23)	—	—	—	(23)
Other	—	—	—	—	3	—	—	3
Balance at December 31, 2012	331	3	50	(35)	1,495	433	(8)	1,888
Net income	—	—	—	—	—	168	—	168
Changes in comprehensive income	—	—	—	—	—	—	8	8
Vesting of restricted stock units	2	—	1	(5)	—	—	—	(5)
Stock compensation expense	—	—	—	—	14	—	—	14
Stock issued under Crewmember stock purchase plan	2	—	—	—	10	—	—	10
Shares repurchased under 2012 share repurchase plan	—	—	—	(3)	—	—	—	(3)
Convertible debt redemption	12	—	—	—	55	—	—	55
Other	—	—	—	—	(1)	—	—	(1)
Balance at December 31, 2013	347	$3	51	$(43)	$1,573	$601	$—	$2,134

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
JetBlue Airways Corporation, or JetBlue, is New York's Hometown Airline™, commencing service on February 11, 2000. We believe our differentiated product and service offerings combined with our competitive cost advantage enables us to effectively compete in the high-value geography we serve. As of December 31, 2013, we served 82 destinations in 25 states, the District of Columbia, the Commonwealth of Puerto Rico, the U.S. Virgin Islands, and 15 countries in the Caribbean and Latin America. Our wholly owned subsidiary, LiveTV, LLC, or LiveTV, provides in-flight entertainment systems and internet connectivity for commercial aircraft.

Note 1—Summary of Significant Accounting Policies
Basis of Presentation
JetBlue predominately provides air transportation services across the United States, Caribbean and Latin America. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., or U.S. GAAP, and include the accounts of JetBlue and our subsidiaries. All majority-owned subsidiaries are consolidated on a line by line basis, with all intercompany transactions and balances being eliminated. Air transportation services accounted for substantially all of the Company’s operations in 2013, 2012 and 2011. Accordingly, segment information is not provided for LiveTV. In the first half of 2013 we recorded $4 million of maintenance expense and $2 million in other operating expenses that relate to prior years. Such amounts are not considered material to the prior or current year results.
Use of Estimates
The preparation of our consolidated financial statements and accompanying notes in conformity with U.S. GAAP require us to make certain estimates and assumptions. Actual results could differ from those estimates.
Fair Value
The Fair Value Measurements and Disclosures topic of the Financial Accounting Standards Board’s, or FASB, Accounting Standards Codification™, or Codification, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. This topic clarifies fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The topic also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs. See Note 14 for more information.
Cash and Cash Equivalents
Our cash and cash equivalents include short-term, highly liquid investments which are readily convertible into cash. These investments include money market securities, treasury bills, and commercial paper with maturities of three months or less when purchased.
Restricted Cash
Restricted cash primarily consists of security deposits, funds held in escrow for estimated workers’ compensation obligations and performance bonds for aircraft and facility leases.
Accounts and Other Receivables
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
Available-for-sale investment securities
Our available-for-sale investment securities include (a) highly liquid investments, such as certificates of deposits and treasury bills, with maturities greater than three months when purchased, stated at fair value and (b) commercial paper with maturities between three and twelve months, stated at fair value.

Held-to-maturity investment securities
Our held-to-maturity investments consist of investment-grade interest bearing instruments, primarily corporate bonds, which are stated at amortized cost. We do not intend to sell these investment securities and the contractual maturities are not greater than 24 months. Those with maturities less than twelve months are included in short-term investments on our consolidated balance sheets. Those with remaining maturities in excess of twelve months are included in long-term investments on our consolidated balance sheets. We did not record any material gains or losses on these securities during the years ended December 31, 2013, 2012 or 2011. The estimated fair value of these investments approximated their carrying value as of December 31, 2013 and 2012.
Also included in our held-to-maturity investment securities as of December 31, 2013 are deposits made to lower the interest rate on the debt secured by two aircraft as discussed in Note 2. These funds on deposit are readily available to us and are invested with a bank with a deposit maturity within the next 12 months. If we were to draw upon this deposit, the interest rates on the debt reverts to the higher rates in effect prior to the re-financing. As such, we have classified these time deposits as long-term held-to-maturity investments to reflect our intent to hold them in connection with the maturity of the associated debt.
The carrying values of investment securities consisted of the following at December 31, 2013 and 2012 (in millions):

	2013	2012
Available-for-sale securities
Time deposits	$70	$65
Treasury Bills	—	68
Commercial paper	118	142
	188	275
Held-to-maturity securities
Corporate bonds	275	313
Government bonds	—	40
Time Deposits	53	57
	328	410
Total	$516	$685

Derivative Instruments
Derivative instruments, including fuel hedge contracts and interest rate swap agreements, are stated at fair value, net of any collateral postings. Derivative instruments are included in other current assets and other current liabilities in our consolidated balance sheets. See Note 13 for more information.
Inventories
Inventories consist of expendable aircraft spare parts and supplies that are stated at average cost as well as aircraft fuel that is accounted for on a first-in, first-out basis. These items are expensed when used or consumed. An allowance for obsolescence on aircraft spare parts is provided over the remaining useful life of the related aircraft fleet.
Property and Equipment
We record our property and equipment at cost and depreciate these assets on a straight-line basis over their estimated useful lives to their estimated residual values. We capitalize additions, modifications enhancing the operating performance of our assets and the interest related to predelivery deposits used to acquire new aircraft and the construction of our facilities.
Estimated useful lives and residual values for our property and equipment are as follows:

	Estimated Useful Life	Residual Value
Aircraft	25 years	20%
In-flight entertainment systems	5-10 years	0%
Aircraft parts	Fleet life	10%
Flight equipment leasehold improvements	Lower of lease term or economic life	0%
Ground property and equipment	2-10 years	0%
Leasehold improvements—other	Lower of lease term or economic life	0%
Buildings on leased land	Lease term	0%

Property under capital leases is initially recorded at an amount equal to the present value of future minimum lease payments which is computed on the basis of our incremental borrowing rate or, when known, the interest rate implicit in the lease. Amortization of property under capital leases is on a straight-line basis over the expected useful life and is included in depreciation and amortization expense.
We record impairment losses on long-lived assets used in operations when events and circumstances indicate the assets may be impaired and the undiscounted future cash flows estimated to be generated by the assets are less than the assets’ net book value. If impairment occurs, the loss is measured by comparing the fair value of the asset to its carrying amount. Impairment losses are recorded in depreciation and amortization expense.
Software
We capitalize certain costs related to the acquisition and development of computer software. We amortize these costs using the straight-line method over the estimated useful life of the software, which is generally between five and ten years. The net book value of computer software, which is included in other assets on our consolidated balance sheets, was $70 million and $53 million as of December 31, 2013 and 2012, respectively. Amortization expense related to computer software was $18 million, $13 million and $10 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization expense related to computer software as of December 31, 2013 is expected to be approximately $27 million in 2014, $18 million in 2015, $9 million in 2016, $7 million in 2017, and $4 million in 2018.
Intangible Assets
Our intangible assets consist primarily of acquired take-off and landing slots, or Slots, at certain domestic airports. Slots are rights to take-off or land at a specific airport during a specific time period during the day and are a means by which airport capacity and congestion can be managed. The Federal government controls Slots at four domestic airports under the High Density rule, including Reagan National Airport in Washington D.C. and LaGuardia and JFK Airport in New York City. In December 2013, due to recent regulatory and market activities stemming from the auctioning of slots at LaGuardia and Reagan National airports, we reassessed the useful lives of these assets and concluded that Slots at High Density airports are indefinite lived intangible assets and will no longer amortize them, while Slots at other airports will continue to be amortized on a straight-line basis over their expected useful lives, up to 15 years. We evaluate all Slots for impairment at least annually. As of December 31, 2013, the carrying value of Slots at High Density airports was $64 million and the carrying value of other Slots was $1 million. In January 2014, we were notified of our successful bid to acquire 24 takeoff and landing slots at Reagan National airport. The acquisition of these Slots is subject to final approval by the Department of Justice and customary written agreements.
Passenger Revenues
Passenger revenue is recognized when the transportation is provided or after the ticket or customer credit (issued upon payment of a change fee) expires. It is recognized net of the taxes that we are required to collect from our customers, including federal transportation taxes, security taxes and airport facility charges. Tickets sold but not yet recognized as revenue and unexpired credits are included in air traffic liability.

Loyalty Program
We account for our customer loyalty program, TrueBlue, by recording a liability for the estimated incremental cost of outstanding points earned from JetBlue purchases that we expect to be redeemed. The estimated cost includes incremental fuel, insurance, passenger food and supplies, and reservation costs. We adjust this liability, which is included in air traffic liability, based on points earned and redeemed, changes in the estimated incremental costs associated with providing travel and changes in the TrueBlue program. In June 2013 we amended the program so points earned by members never expire. As a result of these changes, our estimate for the points that will remain unused, breakage, decreased resulting in a $5 million reduction in revenue and a corresponding increase in air traffic liability. In October 2013, we introduced the pooling of points between small groups of people, branded as Family Pooling. We believe Family Pooling has not had a material impact on the breakage calculation at year-end.
Points in TrueBlue can also be sold to participating companies, including credit card and car rental companies. These sales are accounted for as multiple-element arrangements, with one element representing the fair value of the travel that will ultimately be provided when the points are redeemed and the other consisting of marketing related activities that we conduct with the participating company. The fair value of the transportation portion of these point sales is deferred and recognized as passenger revenue when transportation is provided. The marketing portion, which is the excess of the total sales proceeds over the estimated fair value of the transportation to be provided, is recognized in other revenue when the points are sold. TrueBlue points sold to participating companies which are not redeemed are recognized as revenue when management determines the probability of redemption is remote. We recorded $2 million, $5 million, and $3 million in revenue related to point expirations during 2013, 2012 and 2011, respectively.
Our original co-branded credit card agreement, under which we sell TrueBlue points as described above, provided for a minimum cash payment guarantee, which was paid to us throughout the life of the agreement if specified point sales and other ancillary activity payments were not achieved, and was subject to refund in the event the cash payments exceeded future minimums through April 2011. We recognized approximately $10 million of other revenue during 2011 related to this guarantee.
Upon the re-launch of the TrueBlue program in November 2009, we extended our co-branded credit card and membership rewards participation agreements. In connection with these extensions, we received a one-time payment of $37 million, which we deferred and are recognizing as other revenue over the term of the agreement through 2015. We recognized approximately $7 million, $7 million, and $6 million of revenue related to this one-time payment during 2013, 2012 and 2011, respectively. In connection with exclusive benefits to be introduced for our co-branded credit card, we received a one-time payment of $6 million during 2012, which we have deferred and will recognize as other revenue over the remaining term of the agreement. As of December 31, 2013, we have recorded $1 million of revenue related to this one-time payment.
LiveTV Commercial Agreements
LiveTV provides inflight entertainment solutions for various commercial airlines. These solutions include equipment and related installation as well as agreements for ongoing service and support, which extended through 2022 as of December 31, 2013. We account for the equipment agreements as operating leases, with related revenue recognized ratably over the term of the related customer agreement in accordance with the Revenue Recognition-Multiple-Element Arrangements topic of the Codification. This determination is principally as a result of the long term nature of these agreements and the resulting uncertainties surrounding the total costs to provide ongoing equipment maintenance and upkeep throughout the contractual term. We account for payments for ongoing service and support ratably over the term of the related customer contract. Customer advances to be applied in the next 12 months are included in other current liabilities on our consolidated balance sheets while those beyond 12 months are included in other liabilities.
Airframe and Engine Maintenance and Repair
Regular airframe maintenance for owned and leased flight equipment is charged to expense as incurred unless covered by a third-party long-term flight hour services contract. We have separate service agreements in place covering scheduled and unscheduled repairs of certain airframe line replacement unit components as well as the engines on our fleet. These agreements, who's original terms generally range from ten to 15 years, require monthly payments at rates based either on the number of cycles each aircraft was operated during each month or the number of flight hours each engine was operated during each month, subject to annual escalations. These power by the hour contracts transfer certain risks, including cost risks, to the third-party service providers. They generally fix the amount we pay per flight hour or number of cycles in exchange for maintenance and repairs under a predefined maintenance program, which are representative of the time and materials that would be consumed. These costs are expensed as the related flight hours or cycles are incurred. One of our maintenance providers is a subsidiary of a large shareholder of ours and during 2013, we recorded approximately $19 million in maintenance expense provided by this related party.

Advertising Costs
Advertising costs, which are included in sales and marketing, are expensed as incurred. Advertising expense was $61 million in 2013, $57 million in 2012 and $57 million in 2011.
Share-Based Compensation
We record compensation expense for share-based awards based on the grant date fair value of those awards. Share-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis.
Under the Compensation-Stock Compensation topic of the Codification, the benefits associated with tax deductions in excess of recognized compensation cost are required to be reported as a financing cash flow. We recorded an immaterial amount in excess tax benefits generated from option exercises in each of 2013, 2012 and 2011. Our policy is to issue new shares for purchases under all of our stock based plans.
Income Taxes
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
New Accounting Standards
New accounting rules and disclosure requirements can impact our financial results and the comparability of our financial statements. Authoritative literature has recently been issued which we believe will impact our consolidated financial statements is described below. There are also several new proposals under development, including proposals related to leases, revenue recognition and financial instruments. If and when enacted these proposals may have a significant impact on our financial statements.
In February 2013, the FASB issued ASU 2013-02, amending the Comprehensive Income topic of the Codification. This update amends the requirement to present either on the face of the statement of operations or in the notes, the effects of significant net income line items reclassified out of accumulated other comprehensive income or loss, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, the Company is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 became effective for the annual and interim periods beginning January 1, 2013. The required disclosures are included in Note 15.
In July 2013, the FASB issued ASU 2013-10, amending the Derivatives and Hedging topic of the Codification. This update permits the Federal Funds Effective Swap rate (Overnight Index Swap rate, or OIS) to be designated as a benchmark interest rate for hedging accounting purposes for all new or redesigned hedging relationships as of the issue date of the final guidance. Adoption of this standard did not have a material impact on our consolidated financial statements or notes thereto.
In December 2011, the FASB issued ASU 2011-11, amending the Balance Sheet topic of the Codification. This update enhances the disclosure requirements regarding offsetting assets and liabilities. ASU 2011-11 requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. These amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013 and should be applied retrospectively. We evaluated our instruments and transactions, including derivative instruments, which are eligible for offset but the adoption of this standard did not have a material impact on our our consolidated financial statements or notes thereto.
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

Note 2—Long-term Debt, Short-term Borrowings and Capital Lease Obligations
Long-term debt and capital lease obligations and the related weighted average interest rate at December 31, 2013 and 2012 consisted of the following (in millions):

	2013		2012
Secured Debt
Floating rate equipment notes, due through 2025 (1)	$634	2.8%	$816	2.7%
Floating rate enhanced equipment notes (2) (3)
Class G-1, due 2013, 2014 and 2016	55	4.5%	173	3.1%
Class G-2, due 2014 and 2016	373	1.0%	373	2.6%
Class B-1, due 2014	—	—%	49	6.5%
Fixed rate equipment notes, due through 2026	1,110	5.8%	960	6.3%
Fixed rate special facility bonds, due through 2036 (4)	78	5.0%	82	6.0%
Unsecured Debt
6.75% convertible debentures due in 2039 (5)	162		162
5.5% convertible debentures due in 2038 (6)	68		123
Capital Leases (7)	105	3.9%	113	3.9%
Total debt and capital lease obligations	2,585		2,851
Less: Current maturities	(469)		(394)
Long-term debt and capital lease obligations	$2,116		$2,457

(1)Interest rates adjust quarterly or semi-annually based on the London Interbank Offered Rate, or LIBOR, plus a margin.
(2)In November 2006 we completed a public offering of $124 million of pass-through certificates to finance a certain number of our owned aircraft spare parts. Separate trusts were established for each class of these certificates. In November 2011, we redeemed $3 million of class G-1 certificates. In 2013, the remaining $119 million principal amount of the Class G-1 and Class B-1 certificates due in January 2014 were prepaid on December 16, 2013, ahead of the scheduled maturities. In April 2009 we entered into interest rate swap agreements for half of the Class G-1 certificates and all of the Class B-1 certificates in the November 2006 offering which expired in 2013.
(3)In March and November 2004 we completed public offerings for $431 million and $498 million respectively, of pass-through certificates. These offerings were set up in order to finance the purchase of 28 new Airbus A320 aircraft delivered through 2005. Separate trusts were established for each class of these certificates. Quarterly principal payments are required on the Class G-1 certificates. In February 2008 we entered into interest rate swap agreements for the Class G-1 certificates in the November 2004 offering. These swap agreements effectively fixed the interest rate for the remaining term of these certificates. As of December 31, 2013 these certificates had a balance of $55 million and an effective interest rate of 4.5%. The entire principal amount of the Class G-2 certificates is scheduled to be paid in a lump sum on the applicable maturity dates. In February 2009, we entered into interest rate swap agreements for the Class G-2 certificates in the November 2004 offering which expired in 2013. The interest rate for all other certificates is based on three month LIBOR plus a margin. Interest is payable quarterly.
(4)In November 2005, the Greater Orlando Aviation Authority, or GOAA, issued special purpose airport facilities revenue bonds to us as a reimbursement for certain airport facility construction and other costs. In April 2013 GOAA issued $42 million in special purpose airport facility revenue bonds to refund the bonds issued in 2005. The proceeds from the refunded bonds were loaned to us and we recorded the issuance of $43 million, net of $1 million premium, as long term debt on our consolidated balance sheet. In December 2006, the New York City Industrial Development Agency issued special facility revenue bonds for JFK to us as a reimbursement to us for certain airport facility construction and other costs. We recorded the principal amount of both bonds, net of discounts, as long-term debt on our consolidated balance sheets because we have issued a guarantee of the debt payments on the bonds. This fixed rate debt is secured by leasehold mortgages of our airport facilities.

(5)In June 2009, we completed a public offering for an aggregate principal amount of $115 million of 6.75% Series A convertible debentures due 2039, or the Series A 6.75% Debentures. We simultaneously completed a public offering for an aggregate principal amount of $86 million of 6.75% Series B convertible debentures due 2039, or the Series B 6.75% Debentures. These are collectively known as the 6.75% Debentures. The 6.75% Debentures are general obligations and rank equal in right of payment with all of our existing and future senior unsecured debt. They are effectively junior in right of payment to our existing and future secured debt, including our secured equipment debentures, to the extent of the value of the assets securing such debt, and senior in right of payment to any subordinated debt. In addition, the 6.75% Debentures are structurally subordinated to all existing and future liabilities of our subsidiaries. The net proceeds were approximately $197 million after deducting underwriting fees and other transaction related expenses. Interest on the 6.75% Debentures is payable semi-annually on April 15 and October 15. The first interest payment on the 6.75% Debentures was paid October 15, 2009.
Holders of either the Series A or Series B 6.75% Debentures may convert them into shares of our common stock at any time at a conversion rate of 204.6036 shares per $1,000 principal amount of the 6.75% Debentures. The conversion rates are subject to adjustment should we declare common stock dividends or effect any common stock splits or similar transactions. If the holders convert the Series A 6.75% Debentures in connection with a fundamental change that occurs prior to October 15, 2014, the applicable conversion rate may be increased depending on our then current common stock price. The same applies to the Series B 6.75% Debentures prior to October 15, 2016. The maximum number of shares into which all of the 6.75% Debentures are convertible, including pursuant to this make-whole fundamental change provision, is 235.2941 shares per $1,000 principal amount of the 6.75% Debentures outstanding, as adjusted, or 38.1 million shares as of December 31, 2013.
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
During 2011, we repurchased a total of $39 million principal amount of our Series A 6.75% Debentures for approximately $45 million. We recognized a loss of approximately $6 million on these transactions, which was included in interest income and other in our consolidated statements of operation during 2011.
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
(6)In June 2008, we completed a public offering for an aggregate principal amount of $100.6 million of 5.5% Series A convertible debentures due 2038, or the Series A 5.5% Debentures. We simultaneously completed a public offering for an aggregate principal amount of $100.6 million for 5.5% Series B convertible debentures due 2038, or the Series B 5.5% Debentures. These are collectively known as the 5.5% Debentures. The 5.5% Debentures are general senior obligations and were originally secured in part by an escrow account for each series. We deposited approximately $32 million of the net proceeds from the offering, representing the first six scheduled semi-annual interest payments on the 5.5% Debentures, into escrow accounts for the exclusive benefit of the holders of each series of the 5.5% Debentures. As of December 31, 2011, all funds originally deposited in the escrow account had been used. Interest on the 5.5% Debentures is payable semi-annually on April 15 and October 15.

Holders of the Series A 5.5% Debentures may convert them into shares of our common stock at any time at a conversion rate of 220.6288 shares per $1,000 principal amount of Series A 5.5% Debenture. Holders of the Series B 5.5% Debentures may convert them into shares of our common stock at any time at a conversion rate of 225.2252 shares per $1,000 principal amount of Series B 5.5% Debenture. The conversion rates are subject to adjustment should we declare common stock dividends or effect any common stock splits or similar transactions. If the holders convert the Series B 5.5% Debentures in connection with any fundamental corporate change that occurs prior to October 15, 2015 the applicable conversion rate may be increased depending upon our then current common stock price. The maximum number of shares of common stock into which all of the remaining 5.5% Debentures are convertible, including pursuant to this make-whole fundamental change provision, is 18.2 million shares. Holders who converted their 5.5% Debentures prior to April 15, 2011 received, in addition to the number of shares of our common stock calculated at the applicable conversion rate, a cash payment from the escrow account for the 5.5% Debentures of the series converted equal to the sum of the remaining interest payments that would have been due on or before April 15, 2011 in respect of the converted 5.5% Debentures.
We may redeem any of the 5.5% Debentures for cash at a redemption price of 100% of their principal amount, plus accrued and unpaid interest at any time on or after October 15, 2015 for the Series B 5.5% Debentures. Holders may require us to repurchase the 5.5% Debentures for cash at a repurchase price equal to 100% of their principal amount plus accrued and unpaid interest, if any, on October 15, 2013, 2018, 2023, 2028, and 2033 for the Series A 5.5% Debentures and October 15, 2015, 2020, 2025, 2030, and 2035 for the Series B 5.5% Debentures; or at any time prior to their maturity upon the occurrence of a specified designated event.
In June 2008, in conjunction with the public offering of the 5.5% Debentures described above, we also entered into a share lending agreement with Morgan Stanley & Co. Incorporated, an affiliate of the underwriter of the offering, or the share borrower, pursuant to which we loaned the share borrower approximately 44.9 million shares of our common stock. Under the share lending agreement, the share borrower is required to return the borrowed shares when the debentures are no longer outstanding. We did not receive any proceeds from the sale of the borrowed shares by the share borrower, but we did receive a nominal lending fee of $0.01 per share from the share borrower for the use of borrowed shares.
Our share lending agreement requires the shares borrowed be returned upon the maturity of the related debt, October 2038, or earlier, if the debentures are no longer outstanding. We determined the fair value of the share lending arrangement was approximately $5 million at the date of the issuance based on the value of the estimated fees the shares loaned would have generated over the term of the share lending arrangement. The $5 million value was recognized as a debt issuance cost and is being amortized to interest expense through the earliest put date of the related debt, October 2013 and October 2015 for Series A and Series B, respectively. As of December 31, 2013, approximately $1 million of net debt issuance costs remain outstanding related to the share lending arrangement and will continue to be amortized through the earliest put date of the related debt.
During 2008 and 2009, approximately $79 million principal amount of the 5.5% Debentures were voluntarily converted by holders. As a result, we issued 17.5 million shares of our common stock. Cash payments from the escrow accounts related to the 2008 conversions were $11 million and borrowed shares equivalent to the number of shares of our common stock issued upon these conversions were returned to us pursuant to the share lending agreement described above. The borrower returned 10.0 million shares to us in September 2009, almost all of which were voluntarily returned shares in excess of converted shares, pursuant to the share lending agreement. In October 2011, approximately 16.6 million shares were voluntarily returned to us by the borrower, leaving 1.4 million shares outstanding under the share lending arrangement. At December 31, 2013 the fair value of similar common shares not subject to our share lending arrangement, based upon our closing stock price, was approximately $12 million. During the fourth quarter of 2013 the remaining principal amount of approximately $55 million of the Series A 5.5% Debentures were converted by holders and as a result, we issued 12.2 million shares of our common stock. At December 31, 2013, the remaining principal balance of Series B 5.5% Debentures was $68 million, which is currently convertible into 15.2 million shares of our common stock.
(7)At December 31, 2013 and 2012, four capital leased Airbus A320 aircraft were included in property and equipment at a cost of $152 million with accumulated amortization of $33 million and $28 million, respectively. The future minimum lease payments under these non-cancelable leases are $14 million in each of 2014 through 2017, $13 million in 2018, and $69 million in the years thereafter. Included in the future minimum lease payments is $33 million representing interest, resulting in a present value of capital leases of $105 million with a current portion of $8 million and a long-term portion of $97 million.

During 2012, we modified the debt secured by three of our Airbus A320 aircraft, effectively lowering the borrowing rates over the remaining term of the loans. In exchange for lower borrowing rates associated with two of these aircraft loans, we deposited funds equivalent to the outstanding principal balance, a total of approximately $57 million. The deposit, which is included in long-term investment securities on our consolidated balance sheet, will be reduced as quarterly principal payments are made. If we withdraw the funds deposited, the interest rate on the debt reverts back to the original borrowing rate. As of December 31, 2013 the remaining balance on these funds was approximately $52 million. These deposits are discussed further in Note 1.
In December 2013, we prepaid approximately $94 million of a financing agreement relating to four Airbus A320 aircraft. This prepayment resulted in a net loss of $3 million, inclusive of premium paid over principal outstanding and deferred financing fees write-off. In December 2013 we additionally prepaid the remaining $119 million on our Enhanced Equipment Trust Certificate, or EETC, Class G-1 and B-1 certificates that was due to mature in January 2014.
In September 2013, we priced a private placement EETC of pass-through certificates Series 2013-1 for $226 million which will be secured by fourteen Airbus A320 aircraft. We closed the certificates in October 2013 and are scheduled to receive funding in March 2014 to coincide with the final scheduled principal payments of $188 million associated with our March 2004 EETC Class G-2 certificates.
Maturities of long-term debt and capital leases, including the assumption our convertible debt will be redeemed upon the first put date, for the next five years are as follows (in millions):

Year	Maturities
2014	$469
2015	276
2016	474
2017	201
2018	245
Thereafter	920
Aircraft, engines, and other equipment and facilities having a net book value of $3.58 billion at December 31, 2013 were pledged as security under various loan agreements. Cash payments for interest related to debt and capital lease obligations, net of capitalized interest, aggregated $117 million, $136 million and $136 million in 2013, 2012 and 2011, respectively.
The carrying amounts and estimated fair values of our long-term debt at December 31, 2013 and 2012 were as follows (in millions):

	December 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Public Debt
Floating rate enhanced equipment notes
Class G-1, due through 2013, 2014 and 2016	$55	$54	$173	$164
Class G-2, due 2014 and 2016	373	365	373	351
Class B-1, due 2014	—	—	49	48
Fixed rate special facility bonds, due through 2036	78	68	82	82
6.75% convertible debentures due in 2039	162	297	162	225
5.5% convertible debentures due in 2038	68	134	123	173
Non-Public Debt
Floating rate equipment notes, due through 2025	634	645	816	776
Fixed rate equipment notes, due through 2026	1,110	1,161	960	1,050
Total	$2,480	$2,724	$2,738	$2,869

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
We have determined that each of the trusts related to our aircraft EETCs meet the definition of a variable interest entity as defined in the Consolidations topic of the Codification and must be considered for consolidation in our financial statements. Our assessment of the EETCs considers both quantitative and qualitative factors, including whether we have the power to direct the activities and to what extent we participate in the sharing of benefits and losses. We evaluated the purpose for which these trusts were established and nature of risks in each. These trusts were not designed to pass along variability to us. We concluded we are not the primary beneficiary in these trusts due to our involvement in them being limited to principal and interest payments on the related notes and the variability created by credit risk related to us and the likelihood of our defaulting on the notes. Therefore, we have not consolidated these trusts in our financial statements.
Short-term Borrowings
We have several lines of credit which bear interest at a floating rate based upon LIBOR plus a margin range of between 1.0% and 2.75%
Morgan Stanley Line of Credit
In July 2012, we entered into a revolving line of credit with Morgan Stanley for up to approximately $100 million, and in December 2012, the available line was increased to allow for borrowings up to $200 million. This line of credit is secured by a portion of our investment securities held by them and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon LIBOR, plus a margin. During the year we borrowed $190 million on this line of credit, which was fully repaid. As of December 31, 2013, we did not have a balance outstanding under this line of credit.
CitiBank Line of Credit
On April 23, 2013, we entered into a Credit and Guaranty Agreement consists of a $350 million revolving credit and letter of credit facility with Citibank, N.A. as the administrative agent which terminates in 2016. Borrowing under the Credit Facility bear interest at a variable rate equal to LIBOR, plus a margin. The Credit Facility is secured by Slots at JFK, Newark, LaGuardia and Reagan National airports as well as certain other assets.
The Credit Facility includes covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under all revolving credit facilities. In addition the covenants restrict our ability to incur additional indebtedness, issue preferred stock or pay dividends. As of December 31, 2013, we did not have an outstanding balance under our credit facilities.
American Express Unsecured Revolving Credit Facility
In September 2011, we entered into a corporate purchasing line with American Express, which allowed us to borrow up to a maximum of $125 million. Concurrent to entering into the above agreement with Citibank, N.A. for the Credit Facility, we terminated the unsecured revolving credit facility with American Express in April 2013.

Note 3—Operating Leases
We lease aircraft, all of our facilities at the airports we serve, office space and other equipment. These leases have varying terms and conditions, with some having early termination clauses which we determine to be the lease expiration date. The length of the lease depends upon the type of asset being leased, with the latest lease expiring in 2035. Total rental expense for all operating leases in 2013, 2012 and 2011 was $295 million, $284 million and $269 million, respectively. We have approximately $31 million in assets that serve as collateral for letters of credit related to certain of our leases, which are included in restricted cash.
At December 31, 2013, 60 of the 194 aircraft in our fleet were leased under operating leases, with lease expiration dates ranging from 2016 to 2026. Five of the 60 aircraft operating leases have variable rate rent payments based on LIBOR. Leases for 46 of our aircraft can generally be renewed at rates based on fair market value at the end of the lease term for one or two years. We have purchase options in 45 of our aircraft leases at the end of the lease term at fair market value and a one-time option during the term at fixed amounts that were expected to approximate fair market value at lease inception.
During 2013, we extended the leases on eight Airbus A320 aircraft that were previously set to expire starting from 2014. These extensions resulted in an additional $42 million of lease commitments through 2022. During 2012, we extended the leases on three Airbus A320 aircraft that were previously set to expire in 2013. These extensions resulted in an additional $24 million of lease commitments through 2018. During 2010, we leased six used Airbus A320 aircraft from a third party, each with a separate six year operating lease term.
Future minimum lease payments under noncancelable operating leases, including those described above, with initial or remaining terms in excess of one year at December 31, 2013, are as follows (in millions):

	Aircraft	Other	Total
2014	$141	$64	$205
2015	150	55	205
2016	90	50	140
2017	77	44	121
2018	75	39	114
Thereafter	271	336	607
Total minimum operating lease payments	$804	$588	$1,392
We have entered into sale-leaseback arrangements with a third party lender for 45 of our operating aircraft. The sale-leasebacks occurred simultaneously with the delivery of the related aircraft to us from their manufacturers. Each sale-leaseback transaction was structured with a separate trust set up by the third party lender, the assets of which consist of the one aircraft initially transferred to it following the sale by us and the subsequent lease arrangement with us. Because of their limited capitalization and the potential need for additional financial support, these trusts are variable interest entities as defined in the Consolidations topic of the Codification and must be considered for consolidation in our financial statements. Our assessment of each trust considers both quantitative and qualitative factors, including whether we have the power to direct the activities and to what extent we participate in the sharing of benefits and losses of the trusts. JetBlue does not retain any equity interests in any of these trusts and our obligations to them are limited to the fixed rental payments we are required to make to them. These were approximately $695 million as of December 31, 2013 and are reflected in the future minimum lease payments in the table above. Our only interest in these entities is the purchase options to acquire the aircraft as specified above. Since there are no other arrangements (either implicit or explicit) between us and the individual trusts that would result in our absorbing additional variability from the trusts, we concluded we are not the primary beneficiary of these trusts. We account for these leases as operating leases, following the appropriate lease guidance as required by the Leases topic in the Codification.

Note 4—JFK Terminal 5
We operate out of T5 at JFK and our occupancy is governed by various lease agreements with the PANYNJ. Under the terms of the facility lease agreement we were responsible for the construction of the 635,000 square foot 26-gate terminal, a parking garage, roadways and an AirTrain Connector, all of which are owned by the PANYNJ and collectively referred to as the T5 Project. In 2012, we commenced construction on T5i, an expansion to T5 that will be used as an international arrival facility. An extension of the original T5 lease was executed in 2013 which incorporates approximately 19 acres of additional space for the T5i facilities. The construction of T5i is expected to be completed in late 2014. T5i is anticipated to include six international arrival gates comprised of three new and three converted from T5 as well as an international arrivals hall with full U.S. Customs and Border Protection services. The lease terms, as amended, for our terminal lease at JFK ends on the 28th anniversary of the date of beneficial occupancy of T5i, which is expected in late 2014. We have an early termination option in 2033 for our terminal lease. We are responsible for various payments under the leases, including ground rents which are reflected in the future minimum lease payments table in Note 3, and facility rents which are included below. The facility rents are based upon the number of passengers enplaned out of the terminal, subject to annual minimums.
We were considered the owner of the T5 Project for financial reporting purposes only and have been required to reflect an asset and liability for the T5 Project on our consolidated balance sheets since construction commenced in 2005. The cost of the T5 Project and the related liability are being accounted for as a financing obligation. Our construction of T5i is accounted for at cost with no financing obligation. Our capital expenditure to date relating to T5i is approximately $88 million, of which approximately $71 million was incurred in 2013.
Total costs incurred for the elements of the T5 Project were $637 million, of which $561 million is classified as Assets Constructed for Others and the remaining $76 million is classified as leasehold improvements in our consolidated balance sheets. Assets Constructed for Others are being amortized over the shorter of the 25 years non-cancelable lease term or their economic life. We recorded amortization expense of $23 million in each of 2013 and 2012, and $22 million in 2011.
The PANYNJ has reimbursed us for the amounts currently included in Assets Constructed for Others. These reimbursements and related interest are reflected as Construction Obligation in our consolidated balance sheets. When the facility rents are paid they are treated as a debt service on the Construction Obligation, with the portion not relating to interest reducing the principal balance. Minimum estimated facility payments including escalations associated with the facility lease are estimated to be $40 million per year in 2014 through 2018 and $616 million thereafter. The portion of these scheduled payments serving to reduce the principal balance of the Construction Obligation is $14 million in 2014, $15 million in each of 2015 and 2016, $16 million in 2017 and $17 million in 2018. Payments could exceed these amounts depending on future enplanement levels at JFK. Scheduled facility payments representative of interest totaled $27 million, $27 million and $28 million in 2013, 2012 and 2011, respectively.
We sublease portions of T5, including space for concessionaires, our service provider for the airspace lounge and the TSA. Two of our airline commercial partners operate from this terminal and sublease facilities from us, Hawaiian Airlines and Aer Lingus. Minimum lease payments due to us are subject to various escalation amounts through 2021. Future minimum lease payments due to us during each of the next five years are estimated to be $12 million per year in each of 2014 through 2016, $10 million in 2017 and $9 million in 2018.

Note 5—Stockholders’ Equity
In September 2012, our Board of Directors authorized a share repurchase program for up to 25 million shares of common stock over a five year period. The repurchases may be commenced or suspended from time to time without prior notice. During the fourth quarter of 2012, we repurchased approximately 4.1 million shares of our common stock for approximately $23 million. During 2013 we repurchased approximately 0.5 million shares of our common stock for approximately $3 million. The shares repurchased under our share repurchase program were purchased in open market transactions. As of December 31, 2013, 20.4 million shares remain available for repurchase under the program.
As of December 31, 2013, we had a total of 168.9 million shares of our common stock reserved for issuance related to our equity incentive plans, our convertible debt, and our share lending facility. As of December 31, 2013, we had a total of 50.9 million shares of treasury stock, the majority of which resulted from the return of borrowed shares under our share lending agreement and also include shares repurchased under our share repurchase program described above. Refer to Note 2 for further details on the share lending agreement and Note 7 for further details on our share-based compensation.

Note 6—Earnings Per Share
The following table shows how we computed basic and diluted earnings per common share for the years ended December 31 (dollars in millions; share data in thousands):

	2013	2012	2011
Numerator:
Net income	$168	$128	$86
Effect of dilutive securities:
Interest on convertible debt, net of income taxes and profit sharing	9	9	12
Net income applicable to common stockholders after assumed conversions for diluted earnings per share	$177	$137	$98
Denominator:
Weighted average shares outstanding for basic earnings per share
Effect of dilutive securities:	282,755	282,317	278,689
Employee stock options	2,108	1,237	1,660
Convertible debt	58,562	60,575	66,118
Adjusted weighted average shares outstanding and assumed conversions for diluted earnings per share	343,425	344,129	346,467
Shares excluded from EPS calculation (in millions):
Shares issuable upon conversion of our convertible debt as assumed conversion would be antidilutive	—	—	—
Shares issuable upon exercise of outstanding stock options or vesting of restricted stock units as assumed exercise would be antidilutive	13.8	19.5	22.3
As of December 31, 2013, a total of approximately 1.4 million shares of our common stock, which were lent to our share borrower pursuant to the terms of our share lending agreement as described in Note 2, were issued and outstanding for corporate law purposes. Holders of the borrowed shares have all the rights of a holder of our common stock. However, because the share borrower must return all borrowed shares to us (or identical shares or, in certain circumstances of default by the counterparty, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings per share.

Note 7—Share-Based Compensation
We have various equity incentive plans under which we have granted stock awards to our eligible Crewmembers and Directors. These includes the JetBlue Airways Corporation 2002 Stock Incentive Plan, and the Restated and Amended 2002 Stock Incentive Plan which were replaced by the JetBlue Airways Corporation 2011 Incentive Compensation Plan. We additionally have an employee stock purchase plan which we refer to as the Crewmember Stock Purchase Plan, or CSPP, that is available to all eligible Crewmembers.
Unrecognized stock-based compensation expense was approximately $15 million as of December 31, 2013, relating to a total of 4.8 million unvested restricted stock units under our 2002 Plan and 2011 Plan. We expect to recognize this stock-based compensation expense over a weighted average period of approximately two years.
2011 Incentive Compensation Plan
At our Annual Shareholders Meeting held on May 26, 2011, our shareholders approved the new 2011 Plan. This replaced the 2002 Plan which was set to expire at the end of 2011. Upon inception the 2011 Plan had 15.0 million shares of our common stock reserved for issuance. The 2011 Plan, by its terms, will terminate no later than May 2021. This plan provides for RSUs to be granted to certain employees and members of our Board of Directors. It also provides for DSUs to be granted to members of our Board of Directors and performance stock units, or PSUs, to be granted to certain member of our executive leadership team.
The following is a summary of RSU activity under the 2011 Plan for the years ended December 31, 2013 and 2012 respectively. Activity in 2011 for the 2011 Plan was immaterial.

	2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	2,483,664	$5.77	65,914	$5.08
Granted	2,653,842	6.08	2,570,891	5.79
Vested	(828,291)	5.77	(20,249)	5.09
Forfeited	(190,366)	5.82	(132,892)	5.83
Nonvested at end of year	4,118,849	$5.94	2,483,664	$5.77
The total intrinsic value, determined as of the date of vesting, of all RSUs under both Plans vested and converted to shares of common stock during the year ended December 31, 2013, 2012 and 2011 was $13 million, $11 million and $10 million respectively.
The vesting period for DSUs under the 2011 Plan is either one or three years of service. Once vested, shares are issued six months and one day following the Director’s departure from the Board.  During the years ended December 31, 2013, 2012 and 2011, we granted an immaterial amount of DSUs, almost all of which remain outstanding at December 31, 2013. In 2013 we granted immaterial PSUs to members of our executive leadership team which are based upon certain performance criteria.
Amended and Restated 2002 Stock Incentive Plan
The 2002 Plan, which included stock options issued during 1999 through 2001 under a previous plan as well as all options issued from 2002 through adoption of the 2011 Plan, provided for incentive and non-qualified stock options and restricted stock units, or RSUs, to be granted to certain employees and members of our Board of Directors, as well as deferred stock units, or DSUs, to be granted to members of our Board of Directors. The 2002 Plan became effective following our initial public offering in April 2002, we began issuing RSUs from 2007 and DSUs from 2008. Prior to 2011, the DSUs vested immediately upon being granted. The RSUs vested in annual installments over three years which can be accelerated upon the occurrence of a change in control as defined in the 2002 Plan. Our policy is to grant RSUs based on the market price of the underlying common stock on the date of grant.
The following is a summary of RSU activity under the 2002 Plan for the year ended December 31:

	2013		2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	2,029,081	$5.85	4,093,484	$5.64	3,681,013	$5.18
Granted	—	—	—	—	2,677,809	6.01
Vested	(1,257,045)	5.76	(1,921,940)	5.41	(1,731,145)	5.26
Forfeited	(60,542)	5.99	(142,463)	5.76	(534,193)	5.53
Nonvested at end of year	711,494	$6.00	2,029,081	$5.85	4,093,484	$5.64
Stock Options
All options issued under the 2002 Plan expire ten years from the date of grant, with the last options vesting in 2012. Our policy is to grant options with an exercise price equal to the market price of the underlying common stock on the date of grant.
The following is a summary of stock option activity for the years ended December 31:

	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	15,845,124	$14.87	21,807,170	$13.91	23,600,494	$13.42
Granted	—	—	—	—	—	—
Exercised	(10,800)	7.79	(493,731)	4.00	(934,993)	2.09
Forfeited	—	—	—	—	(23,700)	8.92
Expired	(4,449,636)	18.50	(5,468,315)	12.03	(834,631)	13.33
Outstanding at end of year	11,384,688	$13.45	15,845,124	$14.87	21,807,170	$13.91
Vested at end of year	11,384,688	$13.45	15,845,124	$14.87	21,550,526	$13.94
Available for future grants	60,615,340		56,105,162		50,494,384
The following is a summary of outstanding stock options at December 31, 2013:

	Options Outstanding, Vested & Exercisable
Range of exercise prices	Shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value (millions)
$7.79 to $19.25	11,384,688	1.8	$13.45	$—
	11,384,688			$—
The total intrinsic value, determined as of the date of exercise, of options exercised was immaterial during the year ended December 31, 2013, and $1 million and $3 million during the years ended December 31, 2012 and 2011 respectively. Amounts received in cash for options exercised were immaterial for the year ended December 31, 2013 and $2 million in each of the years ended December 31, 2012 and 2011. We have not granted any stock options since 2008 and those previously granted became fully expensed in 2012. The total fair value of stock options vested was approximately $2 million and $5 million during 2012 and 2011, respectively.
Fair Value Assumptions
We used a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards in accordance with the Compensation-Stock Compensation topic of the Codification, for stock options under our 2002 Plan. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. We reviewed our historical pattern of option exercises under our 2002 Plan and determined meaningful differences in option exercise activity existed among employee job categories. Therefore, for all stock options granted after January 1, 2006, we categorized these awards into three groups of employees for valuation purposes.
We estimated the expected term of options granted using an implied life derived from the results of a lattice model. This incorporates our historical exercise and post-vesting employment termination patterns, which we believe are representative of future behavior. The expected term for our restricted stock units is based on the associated service period.
We estimated the expected volatility of our common stock at the grant date using a blend of 75% historical volatility of our common stock and 25% implied volatility of two-year publicly traded options on our common stock as of the option grant date. Our decision to use a blend of historical and implied volatility was based upon the volume of actively traded options on our common stock and our belief historical volatility alone may not be completely representative of future stock price trends.
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

Crewmember Stock Purchase Plan
In May 2011, our shareholders also approved the new 2011 Crewmember Stock Purchase Plan, or the 2011 CSPP, to replace the original Crewmember Stock Purchase Plan, which was set to expire in April 2012. At inception, the 2011 CSPP had 8.0 million shares of our common stock reserved for issuance. The 2011 CSPP, by its terms, will terminate no later than the last business day of April 2021.
The following is a summary of CSPP share reserve activity under the 2011 CSPP for the year ended December 31:

	2013		2012
	Shares	Weighted Average	Shares	Weighted Average
Available for future purchases, beginning of year	6,436,224		8,000,000
Shares reserved for issuance	—		—
Common stock purchased	(1,581,080)	$6.20	(1,563,776)	$4.75
Available for future purchases, end of year	4,855,144		6,436,224
The 2011 CSPP has a series of six months offering periods, with a new offering period beginning on the first business day of May and November each year. Employees can only join an offering period on the start date. Employees may contribute up to 10% of their pay, through payroll deductions, toward the purchase of common stock. Purchase dates occur on the last business day of April and October each year.
Until April 2013 our 2011 CSPP was considered non-compensatory as the purchase price discount was 5% based upon the stock price on the date of purchase. The plan was amended and restated in May 2013, with the CSPP purchase price discount increasing to 15% based upon the stock price on the date of purchase. In accordance with the Compensation-Stock Compensation topic of the Codification the 2011 CSPP no longer meets the non-compensatory definition as the terms of the plan are more favorable than those to all holders of the common stock. For all offering periods starting from May 2013 the compensation cost relating to the discount is recognized over over the offering period. For the year ended December 31, 2013 the total expense recognized relating to the 2011 CSPP was approximately $2 million.
Should we be acquired by merger or sale of substantially all of our assets or sale of more than 50% of our outstanding voting securities, all outstanding purchase rights will automatically be exercised immediately prior to the effective date of the acquisition at a price equal to 85% of the fair market value per share immediately prior to the acquisition.
Our original CSPP was available to all employees at its inception in April 2002. The following is a summary of CSPP share reserve activity under the original CSPP for the year ended December 31, 2011. There was no activity in 2012 and 2013 under the original CSPP and the shares remain reserved at December 31, 2013.

	2011
	Shares	Weighted Average
Available for future purchases, beginning of year	20,923,959
Shares reserved for issuance	—
Common stock purchased	(1,617,602)	$4.76
Available for future purchases, end of year	19,306,357

Taxation
The Compensation-Stock Compensation topic of the Codification requires deferred taxes be recognized on temporary differences that arise with respect to stock-based compensation attributable to nonqualified stock options and awards. However, no tax benefit is recognized for stock-based compensation attributable to incentive stock options (ISO) or CSPP shares until there is a disqualifying disposition, if any, for income tax purposes. A portion of our stock-based compensation is attributable to ISO and CSPP shares; therefore, our effective tax rate is subject to fluctuation.
LiveTV Equity Incentive Plan
In April 2009, our Board of Directors approved the LiveTV Equity Incentive Plan, or EIP, an equity based incentive plan for certain members of leadership at our wholly-owned subsidiary, LiveTV. Notional equity units were available under the EIP, representing up to 12% of the notional equity interest of LiveTV. Compensation cost was recorded ratably over the service period. In May 2011, we terminated the EIP. In exchange for the release of their rights under the EIP, participants were granted restricted stock units under the 2002 Plan.

Note 8—LiveTV
Through December 31, 2013, LiveTV had installed in-flight entertainment systems for other airlines on 461 aircraft and had firm commitments for installations of in-flight entertainment and Ka broadband connectivity on 196 additional aircraft scheduled to be installed through 2015, with options for nine additional in-flight entertainment installations through 2016. Revenues in 2013, 2012 and 2011 were $72 million, $81 million and $82 million, respectively. Deferred profit on hardware sales and advance deposits for future hardware sales are included in other accrued liabilities and other long term liabilities on our consolidated balance sheets depending on whether we expect to recognize it in the next 12 months or beyond. They totaled $42 million and $34 million as of December 31, 2013 and 2012, respectively. Deferred profit to be recognized on installations completed through December 31, 2013 will be approximately $3 million per year from 2014 through 2018 and $6 million thereafter. The net book value of equipment installed for other airlines was approximately $102 million and $109 million as of December 31, 2013 and 2012, respectively, and is included in other assets on our consolidated balance sheets.
In December 2011, LiveTV terminated its contract with one of its airline customers. In connection with the termination, the customer paid approximately $16 million, which was included in other accrued liabilities on the consolidated balance sheet as of December 31, 2011. Upon fulfilling our obligation to deactivate service on the customer's aircraft, we recorded a gain of $8 million in other operating expenses in 2012.

Note 9—Income Taxes
The provision for income taxes consisted of the following for the years ended December 31 (in millions):

	2013	2012	2011
Deferred:
Federal	$95	$68	$51
State	12	8	7
Deferred income tax expense	107	76	58
Current income tax expense	4	5	1
Total income tax expense	$111	$81	$59
The effective tax rate on income before income taxes differed from the federal income tax statutory rate for the years ended December 31 for the following reasons (in millions):

	2013	2012	2011
Income tax expense at statutory rate	$98	$73	$51
Increase resulting from:
State income tax, net of federal benefit	9	6	5
Other, net	4	2	3
Total income tax expense	$111	$81	$59
Cash payments for income taxes were $4 million in 2013, $4 million in 2012 and zero in 2011.

The net deferred taxes below include a current net deferred tax asset of $120 million and a long-term net deferred tax liability of $605 million at December 31, 2013, and a current net deferred tax asset of $107 million and a long-term net deferred tax liability of $481 million at December 31, 2012.
The components of our deferred tax assets and liabilities as of December 31 are as follows (in millions):

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$157	$127
Employee benefits	40	36
Deferred revenue/gains	95	82
Rent expense	24	22
Terminal 5 lease	29	26
Capital loss carryforwards	20	20
Other	32	37
Valuation allowance	(20)	(20)
Deferred tax assets, net	377	330
Deferred tax liabilities:
Accelerated depreciation	(862)	(704)
Deferred tax liabilities	(862)	(704)
Net deferred tax liability	$(485)	$(374)
At December 31, 2013, we had U.S. Federal regular and alternative minimum tax net operating loss (“NOL”) carryforwards of $456 million and $446 million, respectively, which begin to expire in 2025. In addition, at December 31, 2013, we had deferred tax assets associated with state NOLs of $9 million, which begin to expire in 2016. Our NOL carryforwards at December 31, 2013 include an unrecorded benefit of approximately $9 million related to stock-based compensation that will be recorded in equity when, and to the extent, realized. Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to use its NOL carryforwards if it experiences an “ownership change.” As of December 31, 2013, our valuation allowance did not include any amounts attributable to this limitation; however, if an “ownership change” were to occur in the future, the ability to use our NOLs could be limited.
In evaluating the realizability of the deferred tax assets, we assess whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. We consider, among other things, the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which the related temporary differences will become deductible. At December 31, 2013, we continue to maintain a $20 million valuation allowance to reduce the deferred tax assets to an amount that we consider is more likely than not to be realized. Our valuation allowance at December 31, 2013 is related to capital loss carryforwards which expire in 2015 and 2016.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follow (in millions):

Unrecognized tax benefits December 31, 2010	$11
Increases for tax positions taken during the period	1
Unrecognized tax benefits December 31, 2011	12
Increases for tax positions taken during the period	1
Unrecognized tax benefits December 31, 2012	13
Increases for tax positions taken during the period	2
Decreases for settlement with tax authorities during the period	(4)
Unrecognized tax benefits December 31, 2013	$11
Interest and penalties accrued on unrecognized tax benefits were not significant. If recognized, $9 million of the unrecognized tax benefits at December 31, 2013 would impact our effective tax rate. We do not expect any significant change in the amount of the unrecognized tax benefits within the next twelve months. As a result of NOLs and statute of limitations in our major tax jurisdictions, years 2002 through 2012 remain subject to examination by the relevant tax authorities.

Note 10—Employee Retirement Plan
We sponsor a retirement savings 401(k) defined contribution plan, or the Plan, covering all of our employees. In 2013, we matched 100% of our employee contributions up to 5% of their compensation. The contributions vest over five years, measured from an employee’s hire date. Participants are immediately vested in their voluntary contributions.
Another component of the Plan is a Company discretionary contribution of 5% of eligible non-management employee compensation, which we refer to as Retirement Plus. Retirement Plus contributions vest over three years, measured from an employee’s hire date. Our non-management employees are also eligible to receive profit sharing, calculated as 15% of adjusted pre-tax income reduced by the Retirement Plus contributions discussed above. Certain FAA-licensed employees receive an additional contribution of 3% of eligible compensation, which we refer to as Retirement Advantage. Total Retirement Plus, Retirement Advantage, 401(k) company match and profit sharing expensed in 2013, 2012 and 2011 were $94 million, $73 million and $61 million, respectively.

Note 11—Commitments
Flight Equipment Commitments
As of December 31, 2013, our firm aircraft orders consisted of three Airbus A320 aircraft, 49 Airbus A321 aircraft, 30 Airbus A320 new engine option (A320neo), 30 Airbus A321neo, 24 EMBRAER 190 aircraft and 10 spare engines scheduled for delivery through 2022. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $500 million in 2014, $660 million in 2015, $785 million in 2016, $835 million in 2017, $855 million in 2018 and $3,235 billion thereafter. We are scheduled to receive nine new Airbus A321 in 2014, four of which have committed financing. We plan to purchase the remaining 2014 scheduled deliveries with cash.
In December 2012, we prepaid $200 million for certain 2013 aircraft deliveries and deposits on future aircraft deliveries in exchange for favorable pricing terms. In 2012 we amended our Embraer purchase agreement several times. In July 2012 we accelerated the delivery of one aircraft to 2013, from 2014 and in December 2012 we accelerated the delivery of four aircraft from 2018 to 2013. In October 2013 we amended our purchase agreements with both Embraer and Airbus. We deferred 24 EMBRAER 190 aircraft from 2014-2018 to 2020-2022. We converted eight existing A320 orders to A321 orders and 10 A320neo orders to A321neo orders. We incrementally ordered 15 A321 aircraft for delivery between 2015 and 2017 and 20 A321neo aircraft for delivery between 2018 and 2020.
Other Commitments
We utilize several credit card processors to process our ticket sales. Our agreements with these processors do not contain covenants, but do generally allow the processor to withhold cash reserves to protect the processor for potential liability for tickets purchased, but not yet used for travel. While we currently do not have any collateral requirements related to our credit card processors, we may be required to issue collateral to our credit card processors, or other key vendors, in the future. As of December 31, 2013, we had approximately $25 million pledged related to our workers compensation insurance policies and other business partner agreements, which will expire according to the terms of the related policies or agreements.
Our commitments also include those of LiveTV, which has several noncancelable long-term purchase agreements with its suppliers to provide equipment to be installed on its customers’ aircraft, including JetBlue’s aircraft. At December 31, 2013, committed expenditures to these suppliers were approximately $45 million in 2014, and $2 million in each of 2015 through 2017.
In March 2011, we executed a seven year agreement, subject to an optional three year extension, with ViaSat Inc. to develop and introduce in-flight broadband connectivity technology on our aircraft. Committed expenditures under this agreement as of December 31, 2013 include a minimum of $20 million through 2020 and an additional $25 million for minimum hardware and software purchases.
We enter into individual employment agreements with each of our FAA-licensed employees, which include pilots, dispatchers, technicians and inspectors as well as air traffic controllers. Each employment agreement is for a term of 5 years and automatically renews for an additional five-year term unless either the employee or we elect not to renew it by giving at least 90 days notice before the end of the relevant term. Pursuant to these agreements, these employees can only be terminated for cause. In the event of a downturn in our business that would require a reduction in work hours, we are obligated to pay these employees a guaranteed level of income and to continue their benefits if they do not obtain other aviation employment. None of our employees are covered by collective bargaining agreements.

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
We are a party to many routine contracts under which we indemnify third parties for various risks. These indemnities consist of the following:
All of our bank loans, including our aircraft and engine mortgages, contain standard provisions present in loans of this type. These provisions obligate us to reimburse the bank for any increased costs associated with continuing to hold the loan on our books which arise as a result of broadly defined regulatory changes, including changes in reserve requirements and bank capital requirements. These indemnities would have the practical effect of increasing the interest rate on our debt if they were to be triggered. In all cases, we have the right to repay the loan and avoid the increased costs. The term of these indemnities matches the length of the related loan up to 15 years.
Under both aircraft leases with foreign lessors and aircraft and engine mortgages with foreign lenders, we have agreed to customary indemnities concerning withholding tax law changes. Under these contracts we are responsible, should withholding taxes be imposed, for paying such amount of additional rent or interest as is necessary to ensure that the lessor or lender still receives, after taxes, the rent stipulated in the lease or the interest stipulated under the loan. The term of these indemnities matches the length of the related lease up to 20 years.
We have various leases with respect to real property as well as various agreements among airlines relating to fuel consortia or fuel farms at airports. Under these contracts we have agreed to standard language indemnifying the lessor against environmental liabilities associated with the real property or operations described under the agreement, even if we are not the party responsible for the initial event that caused the environmental damage. In the case of fuel consortia at airports, these indemnities are generally joint and several among the participating airlines. We have purchased a standalone environmental liability insurance policy to help mitigate this exposure. Our existing aviation hull and liability policy includes some limited environmental coverage when a cleanup is part of an associated single identifiable covered loss.
Under certain contracts, we indemnify specified parties against legal liability arising out of actions by other parties. The terms of these contracts range up to 30 years. Generally, we have liability insurance protecting ourselves for the obligations we have undertaken relative to these indemnities.
LiveTV provides product warranties to third party airlines to which it sells its products and services. We do not accrue a liability for product warranties upon sale of the hardware since revenue is recognized over the term of the related service agreements of up to 10 years. Expenses for warranty repairs are recognized as they occur. In addition, LiveTV has provided indemnities against any claims which may be brought against its customers related to allegations of patent, trademark, copyright or license infringement as a result of the use of the LiveTV system. LiveTV customers include other airlines, which may be susceptible to the inherent risks of operating in the airline industry and/or economic downturns, which may in turn have a negative impact on our business.
Under a certain number of our LiveTV third party agreements as well as a certain number of our operating lease agreements; we are required to restore certain property or equipment to its original form upon expiration of the related agreement. We have recorded the estimated fair value of these retirement obligations of approximately $9 million as of December 31, 2013. This liability may increase over time.
We are unable to estimate the potential amount of future payments under the foregoing indemnities and agreements.
Environmental Liability
Many aspects of airlines’ operations are subject to increasingly stringent federal, state, local, and foreign laws protecting the environment. Since the domestic airline industry is increasingly price sensitive we may not be able to recover the cost of compliance with new or more stringent environmental laws and regulations from our passengers, which could adversely affect our business. Although it is not expected that the costs of complying with current environmental regulations will have a material adverse effect on our financial position, results of operations or cash flows, no assurance can be made that the costs of complying with environmental regulations in the future will not have such an effect. The impact to us and our industry from such actions is likely to be adverse and could be significant, particularly if regulators were to conclude that emissions from commercial aircraft cause significant harm to the upper atmosphere or have a greater impact on climate change than other industries.

In 2012, during the performance of environmental testing which was required in connection with the demolition of the passenger terminal buildings and closure of the defunct hydrant fuel systems at JFK the presence of light non-aqueous phase petroleum liquid was discovered in certain subsurface monitoring wells on the property. Our lease with the PANYNJ provides, under certain circumstances, we may be responsible for investigating, delineating, and remediating such subsurface contamination, even if we are not necessarily the party that caused its release. We have engaged environmental consultants to assess the extent of the contamination and assist us in determining steps to remediate it. A preliminary estimate indicates costs of remediation could range from $1 million up to approximately $3 million. As of December 31, 2013, we had accrued $2 million for current estimates of remediation costs, which is included in current liabilities on our consolidated balance sheets. However, as with any environmental contamination, there is the possibility this contamination could be more extensive than estimated at this early stage. We have a pollution insurance policy that protects us against these types of environmental liabilities, which we expect will mitigate most of our exposure in this matter.
Based upon information currently known to us we do not expect these environmental proceedings to have a material adverse effect on our consolidated financial position, results of operations, or cash flows. However, it is not possible to predict with certainty the impact on us of future environmental compliance requirements or the costs of resolving the matter, in part because the scope of the remediation that may be required is not certain and environmental laws and regulations are subject to modification and changes in interpretation.
Legal Matters
Occasionally, we are involved in various claims, lawsuits, regulatory examinations, investigations and other legal matters arising, for the most part, in the ordinary course of business. The outcome of litigation and other legal matters is always uncertain. The Company believes it has valid defenses to the legal matters currently pending against it, is defending itself vigorously and has recorded accruals determined in accordance with U.S. GAAP, where appropriate. In making a determination regarding accruals, using available information, we evaluate the likelihood of an unfavorable outcome in legal or regulatory proceedings to which we are a party to and record a loss contingency when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. These judgments are subjective, based on the status of such legal or regulatory proceedings, the merits of our defenses and consultation with legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from our current estimates. It is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to our consolidated results of operations, liquidity or financial condition.
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
Employment Agreement Dispute. In or around March 2010, attorneys representing a group of current and former pilots (the “Claimants”) filed a Request for Mediation with the American Arbitration Association concerning a dispute over the interpretation of a provision of their individual JetBlue Airways Corporation Employment Agreement for Pilots (“Employment Agreement”).  In their Fourth Amended Arbitration Demand, dated June 8, 2012, the Claimants (972 pilots) alleged that JetBlue breached the base salary provision of the Employment Agreement and sought back pay and related damages for pay adjustments that occurred in each of 2002, 2007 and 2009. The Claimants also asserted that JetBlue had violated numerous New York state labor laws. In July 2012, in response to JetBlue's partial motion to dismiss, the Claimants withdrew the 2002 claims. Following an arbitration hearing on the remaining claims, in May 2013, the arbitrator issued an interim decision on the contractual provisions of the Employment Agreement. In 2007, all pilots received market rate pay adjustments.  The arbitrator determined that a 26.7% base pay rate increase provided to certain pilots during 2007 triggered the base salary provision of the Employment Agreement.  The 2009 claims and all New York state labor law claims were dismissed.  The parties started the damages phase of the arbitration in June of 2013.  Many variables remain undetermined, including the number of eligible Claimants and what elements of pay, if any, could be included in any damages calculation award. Motion practice began in July 2013 and in late August 2013, the arbitrator granted JetBlue’s motion to significantly limit the scope of damages.  Motion practice continues that may further limit the number of pilots with valid claims and reduce the scope of damages.
In January 2014, the Claimants specified $13 million in damages that they are seeking. We believe that any damages ultimately resulting from this dispute will be significantly less than the amount of damages sought by the Claimants and have accrued an amount which we believe is probable. Our estimate of reasonably possible losses in excess of the probable loss is not material. However, the outcome of any arbitration is inherently uncertain and any final judgment may differ materially.

WestJet Complaint. In December 2013, WestJet, a customer of LiveTV, filed a complaint against LiveTV alleging breach of contract. WestJet has alleged $15 million in damages plus unspecified damages for removing the inflight entertainment systems from its aircraft. In January 2014, LiveTV filed a response to this Complaint and a series of Counterclaims. LiveTV disputes the accuracy and validity of the WestJet claims and to the extent WestJet is able to establish any liability on the part of LiveTV, LiveTV contends that the as-yet unliquidated damages sought by LiveTV in its Counterclaims are likely to exceed any actual damages awarded to WestJet on its Complaint. We believe the Complaint to be without merit and will continue to assert defenses; however, as the case is in its early stages, it is not possible to assess the likelihood of loss.

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
Aircraft fuel derivatives
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
The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of December 31, 2013, related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

	Jet fuel swap agreements	Jet fuel cap agreements	Total
First Quarter 2014	8%	8%	16%
Second Quarter 2014	7%	8%	15%
Third Quarter 2014	2%	—%	2%
Fourth Quarter 2014	2%	—%	2%
In January 2014, we entered into jet fuel swap transactions representing an additional 7% and 6% of our forecasted consumption in each of the third and fourth quarter of 2014 respectively.
During 2013 we determined certain derivatives no longer qualified for hedge accounting. As such, we prospectively discontinued the application of hedge accounting for the remaining portion of our outstanding Brent crude oil agreements. Any incremental increase or decrease in the value of these contracts was recognized in interest income during 2013 until the contracts settled. As of December 31, 2013 there were no outstanding contracts related to Brent crude oil. Throughout the year we also entered into basis swaps, which did not qualify as cash flow hedges for accounting purposes and as a result we marked to market in earnings each period outstanding based on their current fair value. As of December 31, 2013 there were no outstanding contracts related to basis swaps.

Interest rate swaps
The interest rate swap agreements we had outstanding as of December 31, 2013 effectively swap floating rate debt for fixed rate debt, taking advantage of lower borrowing rates in existence at the time of the hedge transaction as compared to the date our original debt instruments were executed. As of December 31, 2013, we had $55 million in notional debt outstanding related to these swaps, which cover certain interest payments through August 2016. The notional amount decreases over time to match scheduled repayments of the related debt. Refer to Note 2 for information on the debt outstanding related to these swap agreements.
All of our outstanding interest rate swap contracts qualify as cash flow hedges in accordance with the Derivatives and Hedging topic of the Codification. Since all of the critical terms of our swap agreements match the debt to which they pertain, there was no ineffectiveness relating to these interest rate swaps in 2013, 2012 or 2011, and all related unrealized losses were deferred in accumulated other comprehensive income. We recognized approximately $8 million, $11 million and $10 million in additional interest expense as the related interest payments were made during 2013, 2012 and 2011, respectively.
The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions).

	As of December 31,
	2013	2012
Fuel derivatives
Asset fair value recorded in prepaid expenses and other (1)	$6	$—
Liability fair value recorded in other accrued liabilities (1)	—	1
Longest remaining term (months)	12	9
Hedged volume (barrels, in thousands)	1,320	675
Estimated amount of existing gains (losses) expected to be reclassified into earnings in the next 12 months	3	(1)
Interest rate derivatives
Liability fair value recorded in other long term liabilities (2)	3	12
Estimated amount of existing losses expected to be reclassified into earnings in the next 12 months	(2)	(9)

	2013	2012	2011
Fuel derivatives
Hedge effectiveness gains (losses) recognized in aircraft fuel expense	$(10)	$10	$3
Hedge ineffectiveness losses recognized in other expense	—	—	(2)
Losses on derivatives not qualifying for hedge accounting recognized in other expense	—	(3)	—
Hedge gains (losses) on derivatives recognized in comprehensive income	(6)	14	(11)
Percentage of actual consumption economically hedged	21%	30%	40%
Interest rate derivatives
Hedge gains (losses) on derivatives recognized in comprehensive income	1	(3)	(7)
Hedge losses on derivatives recognized in interest expense	(8)	(11)	(10)

(1)	Gross asset or liability of each contract prior to consideration of offsetting positions with each counterparty

(2)	Gross liability, prior to impact of collateral posted
Any outstanding derivative instrument exposes us to credit loss in connection with our fuel contracts in the event of nonperformance by the counterparties to the agreements, but we do not expect any of our three counterparties will fail to meet their obligations. The amount of such credit exposure is generally the fair value of our outstanding contracts for which we are in a receivable position. To manage credit risks, we select counterparties based on credit assessments, limit our overall exposure to any single counterparty and monitor the market position with each counterparty. Some of our agreements require cash deposits from either counterparty if market risk exposure exceeds a specified threshold amount.

We have master netting arrangements with our counterparties allowing us the right of offset to mitigate credit risk in derivative transactions. The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts. Our policy is to offset the liabilities represented by these contracts with any cash collateral paid to the counterparties. We did not have any collateral posted related to our outstanding fuel hedge contracts at December 31, 2013 or December 31, 2012. We had $3 million and $12 million posted in collateral related to our interest rate derivatives which offset the hedge liability in other current liabilities at December 31, 2013 and 2012, respectively. The impact of offsetting derivative instruments is depicted below (dollar amounts in millions):

	Gross Amount of Recognized		Gross Amount of Cash Collateral	Net Amount Presented in Balance Sheet
	Assets	Liabilities	Offset	Assets	Liabilities
As of December 31, 2013
Fuel derivatives	6	—	—	6	—
Interest rate derivatives	—	3	3	—	—

As of December 31, 2012
Fuel derivatives	—	1	—	—	1
Interest rate derivatives	—	12	12	—	—

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
The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy, as described in Note 1 (in millions). The carrying values of all other financial instruments approximated their fair values at December 31, 2013 and 2012. Refer to Note 2 for fair value information related to our outstanding debt obligations as of December 31, 2013 and 2012.

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$51	$—	$—	$51
Restricted cash	—	—	—	—
Available-for-sale investment securities	—	188	—	188
Aircraft fuel derivatives	—	6	—	6
	$51	$194	$—	$245
Liabilities
Interest rate swap	—	3	—	3
	$—	$3	$—	$3

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$84	$—	$—	$84
Restricted cash	4	—	—	4
Available-for-sale investment securities	68	207	—	275
	$156	$207	$—	$363
Liabilities
Aircraft fuel derivatives	$—	$1	$—	$1
Interest rate swap	—	12	—	12
	$—	$13	$—	$13

Cash and Cash Equivalents
Our cash and cash equivalents include money market securities, treasury bills, and commercial papers which are readily convertible into cash with maturities of three months or less when purchased. All of these instruments are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.
Available-for-sale investment securities
Included in our available-for-sale investment securities are certificates of deposits and commercial paper with original maturities greater than 90 days but less than one year. The fair values of these instruments are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. At December 31, 2012, we also held treasury bills with maturities greater than three months when purchased. The fair value of the treasury bills are based on actively traded quoted market prices and are therefore classified as Level 1 in the hierarchy. We did not record any material gains or losses on these securities during the twelve months ended December 31, 2013 or 2012.
Interest rate swaps
The fair values of our interest rate swaps are based on inputs received from the related counterparty, which are based on observable inputs for active swap indications in quoted markets for similar terms. Their fair values are determined using a market approach based on inputs that are readily available from public markets; therefore, they are classified as Level 2 inputs.
Aircraft fuel derivatives
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

Note 15—Accumulated Other Comprehensive Income (Loss)
Comprehensive income includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting. A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the years ended December 31, 2011, 2012 and 2013 is as follows (in millions):

	Aircraft Fuel Derivatives (1)	Interest Rate Swaps (2)	Total
Beginning accumulated gains (losses) at December 31, 2010	$4	$(14)	$(10)
Reclassifications into earnings (net of $3 of taxes)	(1)	6	5
Change in fair value (net of $(7) of taxes)	(6)	(4)	(10)
Balance of accumulated losses at December 31, 2011	(3)	(12)	(15)
Reclassifications into earnings (net of $0 of taxes)	(6)	7	1
Change in fair value (net of $5 of taxes)	8	(2)	6
Balance of accumulated losses at December 31, 2012	(1)	(7)	(8)
Reclassifications into earnings (net of $7 of taxes)	6	5	11
Change in fair value (net of $(2) of taxes)	(4)	1	(3)
Ending accumulated gains (losses), at December 31, 2013	$1	$(1)	$—

(1) Reclassified to aircraft fuel expense
(2) Reclassified to interest expense

Note 16—Geographic Information
Under the Segment Reporting topic of the Codification, disclosures are required for operating segments, which are regularly reviewed by the chief operating decision makers. Air transportation services accounted for substantially all the Company’s operations in 2013, 2012 and 2011.
Operating revenues are allocated to geographic regions, as defined by the DOT, based upon the origination and destination of each flight segment. We currently serve 24 locations in the Caribbean and Latin American region, or Latin America as defined by the DOT. However, our management includes our three destinations in Puerto Rico and two destinations in the U.S. Virgin Islands in our Caribbean and Latin America allocation of revenues. Therefore, we have reflected these locations within the Caribbean and Latin America region in the table below. Operating revenues by geographic regions for the years ended December 31 are summarized below (in millions):

	2013	2012	2011
Domestic	$3,886	$3,666	$3,351
Caribbean & Latin America	1,555	1,316	1,153
Total	$5,441	$4,982	$4,504

Our tangible assets primarily consist of our fleet of aircraft, which is deployed system wide, with no individual aircraft dedicated to any specific route or region; therefore our assets do not require any allocation to a geographic area.

Note 17—Quarterly Financial Data (Unaudited)
Quarterly results of operations for the years ended December 31 are summarized below (in millions, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013 (1)
Operating revenues	$1,299	$1,335	$1,442	$1,365
Operating income	59	102	152	115
Net income	14	36	71	47
Basic earnings per share	$0.05	$0.13	$0.25	$0.16
Diluted earnings per share	$0.05	$0.11	$0.21	$0.14

2012 (2)
Operating revenues	$1,203	$1,277	$1,308	$1,194
Operating income	89	130	113	44
Net income	30	52	45	1
Basic earnings per share	$0.11	$0.19	$0.16	$—
Diluted earnings per share	$0.09	$0.16	$0.14	$—

(1)During the first quarter of 2013 we had a gain of $7 million on the sale of the Airfone business by LiveTV. During the fourth quarter of 2013 we sold three spare engines resulting in gains of approximately $2 million as well as $3 million in losses on the early extinguishment of debt.
(2)During the first quarter of 2012, LiveTV terminated a customer contract resulting in a gain of approximately $8 million in other operating expenses. During the second quarter of 2012, we recorded net gains of approximately $10 million on the sale of two EMBRAER 190 aircraft and six spare aircraft engines in other operating expenses, as well as net gains of approximately $2 million in interest income and other on the early extinguishment of debt secured by six aircraft. During the fourth quarter of 2012, we recognized losses of approximately $3 million in interest income and other on the early extinguishment of debt secured by two aircraft.
The sum of the quarterly earnings per share amounts does not equal the annual amount reported since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average common shares outstanding and other dilutive potential common shares.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
JetBlue Airways Corporation

We have audited the accompanying consolidated balance sheets of JetBlue Airways Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JetBlue Airways Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), JetBlue Airways Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 18, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 18, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
JetBlue Airways Corporation

We have audited JetBlue Airways Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). JetBlue Airways Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, JetBlue Airways Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of JetBlue Airways Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2013 of JetBlue Airways Corporation and our report dated February 18, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 18, 2014

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure.  Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2013.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act).  Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.
Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2013. Ernst & Young LLP has issued their report which is included elsewhere herein.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2013, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Information relating to executive officers is set forth in Part I of this report following Item 4 under “Executive Officers of the Registrant”. The other information required by this Item will be included in and is incorporated herein by reference from our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be held on May 22, 2014 to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our 2013 fiscal year, or our Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in and is incorporated herein by reference from our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The table below provides information relating to our equity compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance as of December 31, 2013, as adjusted for stock splits:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	16,764,500	$11.04	94,424,966
Equity compensation plans not approved by security holders	—	—	—
Total	16,764,500	$11.04	94,424,966
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
Consolidated Balance Sheets — December 31, 2013 and December 31, 2012
Consolidated Statements of Operations — For the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income - For the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows — For the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Stockholders’ Equity — For the years ended December 31, 2013, 2012 and 2011
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

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	February 18, 2014	By:	/s/ DONALD DANIELS
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

Signature	Capacity	Date

/S/ DAVID BARGER David Barger	Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2014

/S/ MARK D. POWERS Mark D. Powers	Chief Financial Officer (Principal Financial Officer)	February 18, 2014

/S/ DONALD DANIELS Donald Daniels	Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2014

/S/ JENS BISCHOF Jens Bischof *	Director	February 18, 2014

/S/ PETER BONEPARTH Peter Boneparth *	Director	February 18, 2014

/S/ DAVID CHECKETTS David Checketts *	Director	February 18, 2014

/S/ VIRGINIA GAMBALE Virginia Gambale *	Director	February 18, 2014

/S/ STEPHAN GEMKOW Stephan Gemkow *	Director	February 18, 2014

/S/ ELLEN JEWETT Ellen Jewett *	Director	February 18, 2014

/S/ STANLEY MCCHRYSTAL Stanley McChrystal *	Director	February 18, 2014

/S/ JOEL PETERSON Joel Peterson *	Director	February 18, 2014

/S/ ANN RHOADES Ann Rhoades *	Director	February 18, 2014

/S/ FRANK SICA Frank Sica *	Director	February 18, 2014

/S/ THOMAS WINKELMANN Thomas Winkelmann *	Director	February 18, 2014

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

10.3(ab)**
Side letter No. 37 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated November 9, 2012 - incorporated by reference to Exhibit 10.3(ab) to our Annual Report on Form 10-K for the year ended December 31, 2012.

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

10.17(n)**
Amendment No. 14 to Purchase Agreement DCT-025/2003, dated as of December 3, 2012, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation - incorporated by reference to Exhibit 10.17(n) to our Annual Report on Form 10-K for the year ended December 31, 2012.

10.17(o)**
Amendment No. 15 to Purchase Agreement DCT-025/2003, dated as of December 19, 2012, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation - incorporated by reference to Exhibit 10.17(m) to our Annual Report on Form 10-K for the year ended December 31, 2012.

10.17(p)**
Amendment No. 16 to Purchase Agreement DCT-025/2003, dated as of January 31, 2013 between Embraer S.A. (formerly known as Embraer - Empresa Brasileira de Aeronáutica S.A.) and JetBlue Airways Corporation - incorporated by reference to Exhibit 10.17(p) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

10.17(q)**
Amendment 17 to Purchase Agreement DCT-025/2003, dated as of May 14, 2013 between Embraer S.A. (formerly known as Embraer - Empresa Brasileira de Aeronáutica S.A.) and JetBlue Airways Corporation -incorporated by reference to Exhibit 10.17(q) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

10.17(r)**
Amendment 18 to Purchase Agreement DCT-025/2003, dated as of June 25, 2013 between Embraer S.A. (formerly known as Embraer - Empresa Brasileira de Aeronáutica S.A.) and JetBlue Airways Corporation - incorporated by reference to Exhibit 10.17(r) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

10.17(s)***
Amendment No. 19 to Purchase Agreement DCT-025/2003, dated as of October 1, 2013 between Embraer S.A. (formerly known as Embraer - Empresa Brasileira de Aeronautica S.A.) and JetBlue Airways Corporation.

10.17(t)***
Amendment No. 20 to Purchase Agreement DCT-025/2003, dated as of October 24, 2013 between Embraer S.A. (formerly known as Embraer - Empresa Brasileira de Aeronáutica S.A.) and JetBlue Airways Corporation.

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

10.18(j)***	Amendment No. 10 to Letter Agreement DCT - 026/2003, dated as of November 18, 2010, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation.

10.18(k)***	Amendment No. 11 to Letter Agreement DCT-026/2003, dated as of October 24, 2013 between Embraer - Empresa Brasileira de Aeronáutica S.A. and JetBlue Airways Corporation.

10.20
Agreement of Lease (Port Authority Lease No. AYD-350), dated November 22, 2005, between The Port Authority of New York and New Jersey and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 2005.

10.20(a)
Supplement No. 3 to Agreement of Lease, dated July 1, 2012 between The Port Authority of New York and New Jersey and JetBlue Airways Corporation-incorporated by reference to Exhibit 10.20(a) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

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

10.23(c)*	Amendment no. 3 to Employment Agreement, dated December [13], 2013, between JetBlue Airways Corporation and David Barger.

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

10.31(a)*	JetBlue Airways Corporation 2011 Incentive Compensation Plan—incorporated by reference to Exhibit 10.31(a) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.31(b)*
JetBlue Airways Corporation 2011 Incentive Compensation Plan forms of award agreement—incorporated by reference to Exhibit 10.31(b) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.31(c)*
JetBlue Airways Corporation 2011 Incentive Compensation Plan form of Performance Share Unit Award Agreement-incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 12, 2013.

10.31 (d)*	JetBlue Airways Corporation 2011 Incentive Compensation Plan forms of amended award agreement.

10.33**
Airbus A320 Family Purchase Agreement, dated October 19, 2011, between Airbus S.A.S. and JetBlue Airways Corporation, including Letter Agreements 1-8, each dated as of same date - incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K for the year ended December 31, 2011.

10.33(a)**
Letter Agreement 9 to Airbus A320 Family Purchase Agreement, dated December 19, 2012, between Airbus S.A.S. and JetBlue Airways Corporation - incorporated by reference to Exhibit 10.33(a) to our Annual Report on Form 10-K for the year ended December 31, 2012

10.33(b)***
Amendment No. 1 to Airbus A320 Family Purchase Agreement, dated as of October 25, 2013, between Airbus S.A.S. and JetBlue Airways Corporation, including Amended and Restated Letter Agreements 1, 2, 3 and 6, each dated as of the same date.

10.35*	JetBlue Airways Corporation 2011 Crewmember Stock Purchase Plan - incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K for the year ended December 31, 2011.

10.36
Credit and Guarantee Agreement dated as of April 23, 2013 among JetBlue Airways Corporation, as Borrower, The Subsidiaries of the Borrower Party Hereto, as Guarantors, The Lenders Party Hereto, and Citibank, N.A., as Administrative Agent-incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

10.37
Slot and Gate Security Agreement dated as of April 23, 2013 between JetBlue Airways Corporation, as Grantor, and Citibank, N.A., as Administrative Agent -- incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

10.38**
Engine Services Agreement between JetBlue Airways Corporation and GE Engine Services, LLC, dated as of May 1, 2013 - incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

10.39*	JetBlue Airways Corporation Retirement Plan, amended and restated effective as of January 1, 2014

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries.

23	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

99.2
Letter of Approval from the City of Long Beach Department of Public Works, dated May 22, 2001, approving City Council Resolution C-27843 regarding Flight Slot Allocation at Long Beach Municipal Airport—incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensatory plans in which the directors and executive officers of JetBlue participate.
**	Pursuant to a Confidential Treatment Request under Rule 24b-2 filed with and approved by the SEC, portions of this exhibit have been omitted.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
JetBlue Airways Corporation

We have audited the consolidated financial statements of JetBlue Airways Corporation as of December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013, and have issued our report thereon dated February 18, 2014 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(2) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits.
In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York
February 18, 2014

JetBlue Airways Corporation
Schedule II—Valuation and Qualifying Accounts
(in thousands)

		Additions
Description	Balance at beginning of period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at end of period
Year Ended December 31, 2013
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$6,593	$3,618	$—	$4,416	(1)	$5,795
Allowance for obsolete inventory parts	5,046	1,309	—	—	(3)	6,355
Valuation allowance for deferred tax assets	20,268	—	—	119	(2)	20,149
Year Ended December 31, 2012
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$7,586	$5,472	$—	$6,465	(1)	$6,593
Allowance for obsolete inventory parts	3,886	1,250	—	90	(3)	5,046
Valuation allowance for deferred tax assets	20,872	—	—	604	(2)	20,268
Year Ended December 31, 2011
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$6,172	$7,017	$—	$5,603	(1)	$7,586
Allowance for obsolete inventory parts	3,636	1,026	—	776	(3)	3,886
Valuation allowance for deferred tax assets	20,672	254	—	54	(2)	20,872

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Attributable to recognition and write-off of deferred tax assets.

(3)	Inventory scrapped.

S-2