Form 10-Q
period 2014-03-31
JETBLUE AIRWAYS CORP
filed 2014-05-02
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐           No ☑
As of March 31, 2014, there were 296,790,736 shares outstanding of the registrant’s common stock, par value $.01.

JetBlue Airways Corporation
FORM 10-Q
INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets — March 31, 2014 and December 31, 2013	3
Consolidated Statements of Operations — Three Months Ended March 31, 2014 and 2013	5
Consolidated Statements of Comprehensive Income — Three Months Ended March 31, 2014 and 2013	6
Condensed Consolidated Statements of Cash Flows — Three Months Ended March 31, 2014 and 2013	7
Notes to Condensed Consolidated Financial Statements	8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 5. Other Information	29
Item 6. Exhibits	29
EX-2.1
EX-12.1
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except share and per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$501	$225
Investment securities	270	402
Receivables, less allowance (2014-$6; 2013-$6)	133	129
Prepaid expenses and other	452	300
Total current assets	1,356	1,056
PROPERTY AND EQUIPMENT
Flight equipment	5,752	5,778
Predelivery deposits for flight equipment	197	181
	5,949	5,959
Less accumulated depreciation	1,203	1,185
	4,746	4,774
Other property and equipment	717	688
Less accumulated depreciation	250	251
	467	437
Assets constructed for others	561	561
Less accumulated depreciation	122	116
	439	445
Total property and equipment	5,652	5,656
OTHER ASSETS
Investment securities	97	114
Restricted cash	60	57
Other	480	467
Total other assets	637	638
TOTAL ASSETS	$7,645	$7,350

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except share and per share amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$188	$180
Air traffic liability	1,007	825
Accrued salaries, wages and benefits	164	171
Other accrued liabilities	309	229
Current maturities of long-term debt and capital leases	307	469
Total current liabilities	1,975	1,874

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	2,332	2,116

CONSTRUCTION OBLIGATION	498	501

DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	607	605
Other	97	120
	704	725
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900,000,000 shares authorized, 348,509,630 and 346,489,574 shares issued and 296,790,736 and 295,587,126 shares outstanding at March 31, 2014 and December 31, 2013, respectively	3	3
Treasury stock, at cost; 51,719,505 and 50,902,448 shares at March 31, 2014 and December 31, 2013, respectively	(50)	(43)
Additional paid-in capital	1,580	1,573
Retained earnings	605	601
Accumulated other comprehensive loss	(2)	—
Total stockholders’ equity	2,136	2,134
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,645	$7,350

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended March 31,
	2014	2013
OPERATING REVENUES
Passenger	$1,230	$1,186
Other	119	113
Total operating revenues	1,349	1,299
OPERATING EXPENSES
Aircraft fuel and related taxes	464	467
Salaries, wages and benefits	329	280
Landing fees and other rents	77	70
Depreciation and amortization	78	68
Aircraft rent	31	32
Sales and marketing	54	50
Maintenance materials and repairs	94	114
Other operating expenses	181	159
Total operating expenses	1,308	1,240

OPERATING INCOME	41	59

OTHER INCOME (EXPENSE)
Interest expense	(37)	(41)
Capitalized interest	3	3
Interest income (expense) and other	(1)	2
Total other income (expense)	(35)	(36)

INCOME BEFORE INCOME TAXES	6	23

Income tax expense	2	9

NET INCOME	$4	$14
EARNINGS PER COMMON SHARE:
Basic	$0.01	$0.05
Diluted	$0.01	$0.05

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended March 31,
	2014	2013
NET INCOME	$4	$14
Changes in fair value of derivative instruments, net of reclassifications into earnings (net of $(1) and $0 of taxes in 2014 and 2013, respectively)	(2)	—
Total other comprehensive loss	(2)	—
COMPREHENSIVE INCOME	$2	$14

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in millions)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4	$14
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	2	9
Depreciation	68	61
Amortization	14	11
Stock-based compensation	7	3
Collateral returned for derivative instruments	—	3
Changes in certain operating assets and liabilities	213	106
Other, net	14	(2)
Net cash provided by operating activities	322	205
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(158)	(74)
Predelivery deposits for flight equipment	(32)	(9)
Purchase of held-to-maturity investments	(66)	(69)
Proceeds from the maturities of held-to-maturity investments	104	116
Purchase of available-for-sale securities	(200)	(119)
Proceeds from the sale of available-for-sale securities	308	154
Other, net	(2)	(1)
Net cash used in investing activities	(46)	(2)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of long-term debt	248	24
Short-term borrowings and lines of credit	—	190
Repayment of long-term debt and capital lease obligations	(237)	(52)
Repayment of short-term borrowings and lines of credit	—	(190)
Other, net	(11)	(11)
Net cash used in financing activities	—	(39)
INCREASE IN CASH AND CASH EQUIVALENTS	276	164
Cash and cash equivalents at beginning of period	225	182
Cash and cash equivalents at end of period	$501	$346

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
JetBlue predominately provides air transportation services across the United States, the Caribbean and Latin America. Our condensed consolidated financial statements include the accounts of JetBlue Airways Corporation, or JetBlue, and our subsidiaries, collectively referred to as “we” or the “Company”. All majority-owned subsidiaries are consolidated on a line by line basis, with all intercompany transactions and balances having been eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with our 2013 audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, or our 2013 Form 10-K.
These condensed consolidated financial statements are unaudited and have been prepared by us following the rules and regulations of the Securities and Exchange Commission, or the SEC. In our opinion they reflect all adjustments, including normal recurring items, that are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, have been condensed or omitted as permitted by such rules and regulations; however, we believe that the disclosures are adequate to make the information presented not misleading. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire year.
Investment securities
Investment securities consist of available-for-sale investment securities and held-to-maturity investment securities. When sold, we use a specific identification method to determine the cost of the securities.
Held-to-maturity investment securities. The contractual maturities of the corporate bonds we held as of March 31, 2014 were not greater than 24 months. We did not record any significant gains or losses on these securities during the three months ended March 31, 2014 or 2013. The estimated fair value of these investments approximated their carrying value as of March 31, 2014 and December 31, 2013, respectively.
The carrying values of investment securities consisted of the following at March 31, 2014 and December 31, 2013 (in millions):

	March 31, 2014	December 31, 2013
	(unaudited)
Available-for-sale securities
Time deposits	$45	$70
Commercial paper	35	118
	80	188
Held-to-maturity securities
Corporate bonds	234	275
Time deposits	53	53
	287	328
Total	$367	$516

Intangible Assets
Our intangible assets consist primarily of acquired take-off and landing slots, or Slots, at certain domestic airports. Slots are the rights to take-off or land at a specific airport during a specific time period of the day and are a means by which airport capacity and congestion can be managed. We account for Slots at High Density airports, including Reagan National Airport in Washington, D.C. and LaGuardia and JFK Airports in New York City as indefinite life intangible assets which results in no amortization expense, while Slots at other airports are amortized on a straight-line basis over their expected useful lives, up to 15 years. As of December 31, 2013, we changed our estimated lives for Slots at High Density Airports from 15 years to indefinite life. We incurred amortization expense of $1 million and $5 million related to Slots at High Density Airports for the three months ended March 31, 2013 and the 12 months ended December 31, 2013, respectively.
In March 2014, we completed the purchase of 24 Slots at Reagan National Airport for $75 million. We plan to begin using these Slots in the second half of 2014. Consistent with our accounting treatment for Slots at all High Density Airports, we have assigned these assets an indefinite life.

NOTE 2 — SHARE-BASED COMPENSATION
During the three months ended March 31, 2014, 2.0 million restricted stock units vested and 1.9 million restricted stock units were granted under the 2011 Incentive Compensation Plan and the Amended and Restated 2002 Stock Incentive Plan.

NOTE 3 — LONG TERM DEBT, SHORT TERM BORROWINGS, AND CAPITAL LEASE OBLIGATIONS
In March 2014, we completed a private placement of $226 million in pass-through certificates, Series 2013-1. The certificates, which were issued by a pass-through trust, are not obligations of JetBlue. The proceeds from the issuance of the pass-through certificates were used to purchase equipment notes issued by JetBlue and secured by 14 of our previously unencumbered aircraft. Principal and interest are payable semiannually, starting in September 2014. Separately, we also issued $22 million in fixed rate notes secured by one aircraft.
During the three months ended March 31, 2014, we made scheduled principal payments of $237 million, including the final payment on the Series 2004-1 EETC of $188 million. As a result, 13 aircraft became unencumbered.
During the three months ended March 31, 2014, we took delivery of one new aircraft that was financed with a capital lease  payable through 2024. This transaction resulted in $38 million of net non-cash financing.
Aircraft, engines, other equipment and facilities with a net book value of $3.71 billion at March 31, 2014 have been pledged as security under various loan agreements. As of March 31, 2014, we owned, free of encumbrance, 20 Airbus A320 aircraft, one EMBRAER 190 aircraft, and 30 spare engines. At March 31, 2014, the weighted average interest rate of all of our long-term debt and capital lease obligations was 4.5% and scheduled maturities were $248 million for the remainder of 2014, $298 million in 2015, $492 million in 2016, $226 million in 2017, $269 million in 2018 and $1.10 billion thereafter.

The carrying amounts and estimated fair values of our long-term debt at March 31, 2014 and December 31, 2013 were as follows (in millions):

	March 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(unaudited)	(unaudited)
Public Debt
Floating rate enhanced equipment notes:
Class G-1, due through 2016	$53	$51	$55	$54
Class G-2, due 2014 and 2016	185	181	373	365
Fixed rate special facility bonds, due through 2036	78	74	78	68
6.75% convertible debentures due in 2039	162	303	162	297
5.5% convertible debentures due in 2038	68	137	68	134

Non-Public Debt
Fixed rate enhanced equipment notes, due through 2022	$226	$224	$—	$—
Floating rate equipment notes, due through 2025	617	627	634	645
Fixed rate equipment notes, due through 2026	1,107	1,170	1,110	1,161

Total	$2,496	$2,767	$2,480	$2,724

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
We have financed certain aircraft with enhanced equipment trust certificates, or EETCs, primarily for the purpose of being able to finance several aircraft at the one time, rather than separately. The structure of our EETC financing is that we create pass-through trusts in order to issue pass-through certificates. The proceeds from the issuance of these certificates are then used to purchase equipment notes which are issued by us and are secured by our aircraft. These trusts meet the definition of a variable interest entity, or VIE, as defined in the Consolidations topic of the Codification and must be considered for consolidation in our condensed consolidated financial statements. Our assessment of the EETCs considers both quantitative and qualitative factors including the purpose for which these trusts were established and the nature of the risks in each. The main purpose of the trust structure is to enhance the credit worthiness of our debt obligation through certain bankruptcy protection provisions, liquidity facilities and lower our total borrowing cost. We concluded that we are not the primary beneficiary in these trusts due to our involvement in them being limited to principal and interest payments on the related notes, the trusts were not set up to pass along variability created by credit risk to us and the likelihood of our defaulting on the notes. Therefore, we have not consolidated these trusts in our condensed consolidated financial statements.

NOTE 4 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting. A rollforward of the amounts included in the accumulated other comprehensive income (loss), net of taxes for the three months ended March 31, 2014 and March 31, 2013 are as follows (in millions, unaudited):

	Aircraft Fuel Derivatives (1)	Interest Rate Swaps (2)	Total
Beginning accumulated gains (losses) at December 31, 2013	$1	$(1)	$—
Reclassifications into earnings (net of $0 of taxes)	1	—	1
Change in fair value (net of $(1) of taxes)	(3)	—	(3)
Ending accumulated losses at March 31, 2014	$(1)	$(1)	$(2)

	Aircraft Fuel Derivatives (1)	Interest Rate Swaps (2)	Total
Beginning accumulated losses at December 31, 2012	$(1)	$(7)	(8)
Reclassifications into earnings (net of $1 of taxes)	—	2	2
Change in fair value (net of $(1) of taxes)	(2)	—	(2)
Ending accumulated losses at March 31, 2013	$(3)	$(5)	(8)
__________________________
(1) Reclassified to aircraft fuel expense
(2) Reclassified to interest expense
NOTE 5 — EARNINGS PER SHARE
The following table shows how we computed basic and diluted earnings per common share (in millions, share amounts in thousands, unaudited):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income	$4	$14
Effect of dilutive securities:
Interest on convertible debt, net of income taxes and profit sharing	—	1
Net income applicable to common stockholders after assumed conversions for diluted earnings per share	$4	$15
Denominator:
Weighted average shares outstanding for basic earnings per share	294,826	279,768
Effect of dilutive securities:
Employee stock options	2,387	1,662
Convertible debt	—	27,428
Adjusted weighted average shares outstanding and assumed conversions for diluted earnings per share	297,213	308,858

	Three Months Ended March 31,
	2014	2013
Shares excluded from EPS calculation (in millions):
Shares issuable upon conversion of our convertible debt as assumed conversion would be antidilutive	48.4	33.1
Shares issuable upon exercise of outstanding stock options or vesting of restricted stock units as assumed exercise would be antidilutive	11.9	17.5

As of March 31, 2014, a total of approximately 1.4 million shares of our common stock, which were lent to our share borrower pursuant to the terms of our share lending agreement as described more fully in Note 2 to our 2013 Form 10-K, were issued and outstanding for corporate law purposes. Holders of the borrowed shares have all the rights of a holder of our common stock. However, because the share borrower must return all borrowed shares to us (or identical shares or, in certain circumstances of default by the counterparty, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings per share. The fair value of similar common shares not subject to our share lending arrangement, based upon our closing stock price at March 31, 2014, was approximately $12 million.
In March 2014, JetBlue executed an agreement for the repurchase of up to 45,000 shares per day, structured pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 as amended, with a maximum of eight million shares to be repurchased for the year. The share repurchases commenced April 8, 2014 and will terminate no later than December 31. 2014. We may adjust or change our repurchases practice based on market conditions and other alternatives.

NOTE 6 — EMPLOYEE RETIREMENT PLAN
We sponsor a retirement savings 401(k) defined contribution plan, or the Plan, covering all of our employees where we match employee contributions of up to 5% of eligible wages. Our non-management employees receive a discretionary contribution of 5% of eligible wages, which we refer to as Retirement Plus. They are also eligible to receive profit sharing, calculated as 15% of adjusted pre-tax income and reduced by the Retirement Plus contributions. Certain FAA-licensed employees receive an additional contribution of 3% of eligible compensation, which we refer to as Retirement Advantage. Total 401(k) company match, Retirement Plus, profit sharing, and Retirement Advantage expensed for the three months ended March 31, 2014 and 2013 was $24 million and $20 million, respectively.

NOTE 7 — COMMITMENTS AND CONTINGENCIES
As of March 31, 2014, our firm aircraft orders consisted of three Airbus A320 aircraft, 48 Airbus A321 aircraft, 30 Airbus A320 new engine option (A320neo) aircraft, 30 Airbus A321neo aircraft, 24 EMBRAER 190 aircraft and 10 spare engines scheduled for delivery through 2022. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $430 million for the remainder of 2014, $660 million in 2015, $785 million in 2016, $835 million in 2017, $855 million in 2018 and $3.2 billion thereafter. We are scheduled to receive eight new Airbus A321 aircraft during the remainder of 2014, three of which have committed financing. We plan to purchase the remaining 2014 scheduled deliveries with cash.
Our aircraft lease agreements contain termination provisions which include standard maintenance and return conditions. Our policy is to record these lease return conditions when they are probable and the costs can be estimated.
Our commitments also include those of LiveTV, which has several noncancelable long-term purchase agreements with various suppliers to provide equipment to be installed on its customers’ aircraft, including JetBlue’s aircraft. As of March 31, 2014, committed expenditures to these suppliers were approximately $50 million for the remainder of 2014, $6 million in 2015 and $2 million in each of the years of 2016 through 2018. Separately, JetBlue has an agreement with ViaSat Inc. through 2020 relating to in-flight broadband connectivity technology on our aircraft. The agreement stipulates a $20 million minimum commitment for the connectivity service and a $25 million minimum commitment for the related hardware and software purchases. As part of the sale of LiveTV, refer to Note 10, these commitments to ViaSat Inc. will be assigned to LiveTV and we will have a new seven year in-flight entertainment and connectivity commitment to LiveTV.
In 2012 we commenced construction on T5i, an expansion to T5 that we intend to use as an international arrival facility. An amendment of the original T5 lease was executed in 2013 to include this expansion. JetBlue is self-funding the estimated $175 million construction cost of this facility, which is expected to be completed in late 2014. Through March 31, 2014, total costs incurred for the T5i Project were $112 million.
As of March 31, 2014, we had approximately $33 million in assets that serve as collateral for letters of credit related to a certain number of our leases. These are included in restricted cash and expire at the end of the related lease terms. Additionally, we had approximately $25 million pledged related to our workers compensation insurance policies and other business partner agreements, which will expire according to the terms of the related policies or agreements.

Environmental Liability
In 2012, during performance of required environmental testing, the presence of light non-aqueous phase petroleum liquid was discovered in certain subsurface monitoring wells on the property at JFK. Our lease with the Port Authority of New York and New Jersey, or PANYNJ, provides that under certain circumstances we may be responsible for investigating, delineating, and remediating such subsurface contamination, even if we are not necessarily the party that caused its release. We engaged environmental consultants to assess the extent of the contamination and assist us in determining steps to remediate it. A preliminary estimate indicated costs of remediation could range from $1 million up to approximately $3 million. As of March 31, 2014, we have accrued $2 million for current estimates of remediation costs, which is included in current liabilities on our condensed consolidated balance sheets. However, as with any environmental contamination, there is the possibility this contamination could be more extensive than estimated at this stage. We have a pollution insurance policy that protects us against these types of environmental liabilities, which we expect to mitigate some of our exposure in this matter.
Based upon information currently known to us, we do not expect these environmental proceedings to have a material adverse effect on our condensed consolidated balance sheets, results of operations, or cash flows. However, it is not possible to predict with certainty the impact on us of future environmental compliance requirements or the costs of resolving the matter, in part because the scope of the remediation that may be required is not certain and environmental laws and regulations are subject to modification and changes in interpretation.
Legal Matters
Occasionally, we are involved in various claims, lawsuits, regulatory examinations, investigations and other legal matters arising, for the most part, in the ordinary course of business. The outcome of litigation and other legal matters is always uncertain. The Company believes it has valid defenses to the legal matters currently pending against it, is defending itself vigorously and has recorded accruals determined in accordance with U.S. GAAP, where appropriate. In making a determination regarding accruals, using available information, we evaluate the likelihood of an unfavorable outcome in legal or regulatory proceedings to which we are a party and record a loss contingency when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. These subjective determinations are based on the status of such legal or regulatory proceedings, the merits of our defenses and consultation with legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from our current estimates. It is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to our consolidated results of operations, liquidity or financial condition.
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
Employment Agreement Dispute. In or around March 2010, attorneys representing a group of current and former pilots (the “Claimants”) filed a Request for Mediation with the American Arbitration Association concerning a dispute over the interpretation of a provision of their individual JetBlue Airways Corporation Employment Agreement for Pilots (“Employment Agreement”).  In their Fourth Amended Arbitration Demand, dated June 8, 2012, the Claimants (972 pilots) alleged that JetBlue breached the base salary provision of the Employment Agreement and sought back pay and related damages for pay adjustments that occurred in each of 2002, 2007 and 2009. The Claimants also asserted that JetBlue had violated numerous New York state labor laws. In July 2012, in response to JetBlue's partial motion to dismiss, the Claimants withdrew the 2002 claims. Following an arbitration hearing on the remaining claims, in May 2013, the arbitrator issued an interim decision on the contractual provisions of the Employment Agreement. In 2007, all pilots received market rate pay adjustments.  The arbitrator determined that a 26.7% base pay rate increase provided to certain pilots during 2007 triggered the base salary provision of the Employment Agreement.  The 2009 claims and all New York state labor law claims were dismissed.  The parties started the damages phase of the arbitration in June of 2013. Motion practice began in July 2013 and a number of rulings by the arbitrator since that time have  significantly limited the number of pilots with valid claims and reduced the scope of damages. In light of those rulings, in April 2014, the Claimants provided their revised calculations, claiming an entitlement to damages of $5 million. We believe that any damages ultimately resulting from this dispute may be nominally different from the amount of damages sought by the Claimants and we have accrued an amount that we believe is probable. Our estimate of reasonably possible losses in excess of the probable loss is not material. However, the outcome of any arbitration is inherently uncertain and any final judgment may differ materially.

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
In April 2014, JetBlue pilots elected to be solely represented by the Air Line Pilots Association, or ALPA. The National Mediation Board, or NMB, will issue a certification naming ALPA as the representative body for JetBlue pilots and we will work with ALPA to reach our first collective bargaining agreement. We do not believe that the result of the election will have a material impact on our financial statements.

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
Aircraft fuel derivatives
We attempt to obtain cash flow hedge accounting treatment for each aircraft fuel derivative that we enter into. This treatment is provided for under the Derivatives and Hedging topic of the Codification which allows for gains and losses on the effective portion of qualifying hedges to be deferred until the underlying planned jet fuel consumption occurs, rather than recognizing the gains and losses on these instruments into earnings during each period they are outstanding. The effective portion of realized aircraft fuel hedging derivative gains and losses is recognized in aircraft fuel expense in the period during which the underlying fuel is consumed.
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
The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of March 31, 2014 related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

	Jet fuel swap agreements	Jet fuel cap agreements	Total
Second Quarter 2014	7%	8%	15%
Third Quarter 2014	12%	—%	12%
Fourth Quarter 2014	12%	—%	12%
First Quarter 2015	5%	—%	5%
Second Quarter 2015	5%	—%	5%

In April 2014, we entered into jet fuel swap transactions representing additional forecasted consumption of 5% in each of the third and fourth quarters of 2014 as well as each quarter in 2015.

Interest rate swaps
The interest rate hedges we had outstanding as of March 31, 2014 effectively swap floating rate debt for fixed rate debt, taking advantage of lower borrowing rates in existence at the time of the hedge transaction as compared to the date our original debt instruments were executed. As of March 31, 2014, we had $53 million in notional debt outstanding related to these swaps, which cover certain interest payments through August 2016. The notional amount decreases over time to match scheduled repayments of the related debt.
All of our outstanding interest rate swap contracts qualify as cash flow hedges in accordance with the Derivatives and Hedging topic of the Codification. Since all of the critical terms of our swap agreements match the debt to which they pertain, there was no ineffectiveness relating to these interest rate swaps in 2014 or 2013, and all related unrealized losses were deferred in accumulated other comprehensive loss. We did not recognize any material additional interest expense in the three months ended March 31, 2014, compared to $3 million in additional interest expense in the three months ended March 31, 2013.
The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

	As of
	March 31, 2014	December 31, 2013
	(unaudited)
Fuel derivatives
Asset fair value recorded in prepaid expenses and other (1)	$2	$6
Liability fair value recorded in other accrued liabilities (1)	1	—
Longest remaining term (months)	15	12
Hedged volume (barrels, in thousands)	1,869	1,320
Estimated amount of existing gains expected to be reclassified into earnings in the next 12 months	$1	$3
Interest rate derivatives
Liability fair value recorded in other long term liabilities (2)	$3	$3
Estimated amount of existing losses expected to be reclassified into earnings in the next 12 months	(2)	(2)

	Three Months Ended March 31,
	2014	2013
	(unaudited)	(unaudited)
Fuel derivatives
Hedge effectiveness gains (losses) recognized in aircraft fuel expense	$(1)	$—
Hedge ineffectiveness losses recognized in other income (expense)	—	—
Hedge losses on derivatives recognized in comprehensive income	(4)	(3)
Percentage of actual consumption economically hedged	16%	19%
Interest rate derivatives
Hedge gains (losses) on derivatives recognized in comprehensive income	$—	$—
Hedge losses on derivatives recognized in interest expense	—	(3)
____________________________

(1)	Gross asset or liability of each contract prior to consideration of offsetting positions with each counterparty.

(2)	Gross liability, prior to impact of collateral posted.

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
We have master netting arrangements with our counterparties allowing us the right of offset to mitigate credit risk in derivative transactions. The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts. Our policy is to offset the liabilities represented by these contracts with any cash collateral paid to the counterparties. The impact of offsetting derivative instruments is depicted below (in millions):

	Gross Amount of Recognized		Gross Amount of Cash Collateral	Net Amount Presented in Balance Sheet
	Assets	Liabilities	Offset	Assets	Liabilities
As of March 31, 2014 (unaudited)
Fuel derivatives	$2	$1	$—	$2	$1
Interest rate derivatives	—	3	3	—	—

As of December 31, 2013
Fuel derivatives	$6	$—	$—	$6	$—
Interest rate derivatives	—	3	3	—	—

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
The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of March 31, 2014 and December 31, 2013 (in millions):

	As of March 31, 2014
	(unaudited)
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$342	$—	$—	$342
Available-for-sale investment securities	—	80	—	80
Aircraft fuel derivatives	—	2	—	2
	$342	$82	$—	$424
Liabilities
Aircraft fuel derivatives	$—	$1	$—	$1
Interest rate swap	—	3	—	3
	$—	$4	$—	$4

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$51	$—	$—	$51
Available-for-sale investment securities	—	188	—	188
Aircraft fuel derivatives	—	6	—	6
	$51	$194	$—	$245
Liabilities
Aircraft fuel derivatives	$—	$—	$—	$—
Interest rate swap	—	3	—	3
	$—	$3	$—	$3
Refer to Note 3 for fair value information related to our outstanding debt obligations as of March 31, 2014 and December 31, 2013.
Cash equivalents
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
Available-for-sale investment securities
Included in our available-for-sale investment securities are certificates of deposit and commercial paper with original maturities greater than 90 days but less than one year. The fair values of these instruments are based on observable inputs in non-active markets and are therefore classified as Level 2 in the hierarchy. The fair value of treasury bills are based on actively traded quoted market prices and are therefore classified as Level 1 in the hierarchy. We did not record any significant gains or losses on these securities during the three months ended March 31, 2014 and December 31, 2013.
Interest rate swaps
The fair values of our interest rate swaps are based on inputs received from the related counterparty, which are based on observable inputs for active swap indications in quoted markets for similar terms. The fair values of these instruments are based on observable inputs in non-active markets and are therefore classified as Level 2 in the hierarchy.
Aircraft fuel derivatives
Our aircraft fuel derivatives include jet fuel swaps and jet fuel caps which are not traded on public exchanges. Their fair values are determined using a market approach based on inputs that are readily available from public markets for commodities and energy trading activities. Therefore, they are classified as Level 2 inputs. The data inputs are combined into quantitative models and processes to generate forward curves and volatilities related to the specific terms of the underlying hedge contracts.

NOTE 10 —LIVETV
LiveTV, a wholly owned subsidiary of JetBlue, provides inflight entertainment and connectivity solutions for various commercial airlines, including JetBlue. In March 2014, we announced plans to sell LiveTV to Thales Group for $400 million. The sale is expected to be completed in mid-2014 following receipt of required regulatory and other approvals. We anticipate the sale to produce a gain.

As of March 31, 2014 and December 31, 2013, the major classes of LiveTV assets and liabilities were as follows (in millions):

	March 31, 2014	December 31, 2013
	(unaudited)
Assets:
Current Assets	$6	$7
Property & Equipment, net	91	84
Other Long Term Assets	100	105
Total Assets	$197	$196

Liabilities:
Current Liabilities	$47	$42
Deferred Credits and Other Liabilities	37	34
Total Liabilities	$84	$76

As it is expected that the transaction will be completed within one year, all LiveTV assets and liabilities as of March 31, 2014 have been classified as current in the Condensed Consolidated Balance Sheets. Current assets have been reported in prepaid expenses and other while current liabilities have been reported in other accrued liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
First Quarter 2014 Highlights
•We reported our 16th consecutive quarter of net income.
•We had a 3.6% increase in passenger revenue due to a 3.2% increase in the average fare as well as a 0.4% increase in revenue passengers.
•Operating expenses per available seat mile increased by 2.6% to 12.55 cents. Excluding fuel and profit sharing, our cost per available seat mile increased 6.3%.
•We generated $322 million in cash from operations.
•We announced the planned sale of our subsidiary, LiveTV, which is expected to be completed in mid-2014.

Balance Sheet
We ended the quarter with unrestricted cash, cash equivalents and short-term investments of $771 million and undrawn lines of credit of $550 million. Our unrestricted cash, cash equivalents and short-term investments is at approximately 14% of trailing twelve months revenue. We decreased the number of unencumbered aircraft by two over the quarter, bringing the total to 21 as of March 31, 2014. We completed our new EETC Series 2013-1, collateralized by14 Airbus A320 aircraft. The maturity of our EETC Series 2004-1 during the quarter resulted in 13 Airbus A320 aircraft becoming unencumbered and we continued to own 30 unencumbered spare engines.
Network
As part of our ongoing network initiatives and route optimization efforts, we continued to make schedule and frequency adjustments throughout the first quarter of 2014, including planned seasonal service to Hyannis, Massachusetts starting in June 2014. In March 2014, we completed the purchase of 24 slots at Reagan National Airport in Washington D.C. With these slots we plan to begin direct services to Charleston, South Carolina, Hartford, Connecticut and Nassau, Bahamas (subject to receipt of government operating authority), starting in June 2014.
Sale of LiveTV
In March 2014, we announced the planned sale of our wholly owned subsidiary, LiveTV, to Thales Group for $400 million. The sale is subject to regulatory and other approvals, with the transaction expected to be completed in mid-2014. We expect the proceeds from the sale to be allocated to debt reduction and return on invested capital, or ROIC, accretive growth.
Outlook for 2014
For the full year, we estimate our operating capacity to increase approximately 4.0% to 6.0% over 2013. We plan to do this with the addition of eight Airbus A321 aircraft to our operating fleet through the remainder of the year as well as continuing to add new destinations and route pairings based upon market demand. Our cost per available seat mile, CASM, excluding fuel and profit sharing, for the full year is expected to increase by 3.5% to 5.5% over 2013 as a result of a reduction in capacity as well as increases relating to salaries, wages and benefits.

RESULTS OF OPERATIONS
First Quarter 2014 vs. 2013
Overview
We reported a net income of $4 million, an operating income of $41 million and an operating margin of 3.1% for the three months ended March 31, 2014. This is in comparison to a net income of $14 million, operating income of $59 million and an operating margin of 4.5% for the three months ended March 31, 2013. Diluted earnings per share was $0.01 for the first quarter quarter of 2014 compared to $0.05 for the same period in 2013.
Approximately 80% of our operations are centered in and around the heavily populated northeast corridor of the U.S., which includes the New York and Boston metropolitan areas. During the first three months of 2014 this area experienced one of the coldest winters in 20 years, with New York City and Boston each experiencing over 57 inches of snow. These weather conditions lead to the cancellation of approximately 4,100 flights, nearly double the amount we canceled in the whole of 2013. These cancellations resulted in a reduction of our seat revenue as well as ancillary revenue such as change fees due to our policy of waiving these fees during the more severe weather events.
Our on-time performance, defined by the Department of Transportation, DOT, as arrival within 14 minutes of schedule, was 77.2% in the first quarter of 2014 compared to 73.3% for the same period in 2013; our completion factor was 98.0% in the first quarter of 2014 and 98.5% in the same period in 2013. Our on-time performance remains challenged by our concentration of operations in the northeast of the U.S., one of the world's most congested airspace, which in turn drives certain operational constraints.

Operating Revenues

	Three Months Ended March 31,		Year-over-Year Change
(Revenues in millions; percent changes based on unrounded numbers)	2014	2013	$	%
Passenger Revenue	$1,230	$1,186	$44	3.6
Other Revenue	119	113	6	5.9
Operating Revenues	$1,349	$1,299	$50	3.8

Average Fare	$167.69	$162.53	$5.16	3.2
Yield per passenger mile (cents)	14.20	13.95	0.25	1.8
Passenger revenue per ASM (cents)	11.80	11.70	0.10	0.9
Operating revenue per ASM (cents)	12.95	12.81	0.14	1.1
Average stage length (miles)	1,095	1,092	3	0.3
Revenue passengers (thousands)	7,333	7,300	33	0.4
Revenue passenger miles (millions)	8,662	8,506	156	1.8
Available Seat Miles (ASMs) (millions)	10,419	10,140	279	2.7
Load Factor	83.1%	83.9%		(0.8)	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue as well as revenue from our ancillary product offerings such as EvenMore™ Space. The increase in passenger revenues of $44 million, or 3.6%, for the three months ended March 31, 2014 compared to the same period in 2013 was mainly attributable to the 2.7% increase in capacity and 1.8% increase in the yield per passenger mile. Other revenues included LiveTV third party revenues of $16 million for the three months ended March 31, 2014 compared to $19 million for the three months ended March 31, 2013.

Operating Expenses
In detail, operating costs per available seat mile were as follows:

	Three Months Ended March 31,		Year-over-Year Change		Cents per ASM
(in millions; per ASM data in cents; percent changes based on unrounded numbers)	2014	2013	$	%	2014	2013	% Change
Aircraft fuel and related taxes	464	$467	$(3)	(0.8)	4.45	4.61	(3.5)
Salaries, wages and benefits	329	280	49	17.7	3.16	2.76	14.5
Landing fees and other rents	77	70	7	8.7	0.74	0.69	7.2
Depreciation and amortization	78	68	10	13.8	0.75	0.67	11.9
Aircraft rent	31	32	(1)	(3.1)	0.30	0.32	(6.3)
Sales and marketing	54	50	4	8.8	0.52	0.49	6.1
Maintenance materials and repairs	94	114	(20)	(17.8)	0.90	1.13	(20.4)
Other operating expenses	181	159	22	14.7	1.73	1.56	10.9
Total operating expenses	$1,308	$1,240	$68	5.5%	12.55	12.23	2.6%
Our operating expenses contain variable costs that increased due to a 2.1% increase in departures and a 2.7% increase in operating capacity. Operating expenses included LiveTV expenses of $27 million for the three months ended March 31, 2014 compared to $24 million for the three months ended March 31, 2013.
Aircraft Fuel and Hedging
Aircraft fuel and related taxes decreased by $3 million, or 0.8% during the first quarter of 2014 compared to the same period in 2013 and remains our largest expense category, representing approximately 35% of our total operating expenses. While the average number of aircraft operating during the first quarter of 2014, compared to the same period in 2013 increased by 7.1%, fuel consumption only increased by 3.8%, or 6 million gallons. This is mainly due to the higher than anticipated flight cancellations we had during the quarter as a result of the prolonged harsh winter weather. Additionally, the average fuel price for the first quarter of 2014 was $3.14 per gallon compared to $3.29 for the first quarter of 2013. Losses upon settlement of effective fuel hedges during the first quarter 2014 were $1 million versus insignificant gains during the same period in 2013.
Salaries, Wages and Benefits
Salaries, wages and benefits increased $49 million, or 17.7% for the three months ended March 31, 2014 compared to the same period in 2013. The largest driver was a pay increase for our pilots as well as the hiring of additional pilots to address the requirements of the FAA’s rule amending the FAA’s flight, duty, and rest regulations. The prolonged harsh winter weather throughout the quarter resulted in higher than expected salaries for our front-line employees, the majority of whom are paid on an hourly basis. Finally, our average number of full-time equivalent employees in the first quarter of 2014 increased by 5.3% compared to the same period in 2013.
Depreciation and Amortization
Depreciation and amortization increased $10 million, or 13.8%, primarily due to the average owned operating aircraft increasing from 120 as of March 31, 2013 to 134 as of March 31, 2014.
Maintenance Materials and Repairs
Maintenance materials and repairs decreased $20 million, or 17.8%, for the three months ended March 31, 2014 compared to the same period in 2013. For the three months ended March 31, 2013, our maintenance expense had increased by approximately $20 million due to unexpected EMBRAER 190 aircraft engine removals and performance restorations. In the latter half of 2013 we finalized a flight-hour based maintenance and repair agreement for these engines, which improves the predictability of our expenses.

The following table sets forth our operating statistics for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Year-over-Year Change
	2014	2013	%
Operating Statistics:
Revenue passengers (thousands)	7,333	7,300	0.4
Revenue passenger miles (millions)	8,662	8,506	1.8
Available seat miles (ASMs) (millions)	10,419	10,140	2.7
Load factor	83.1%	83.9%	(0.8)	pts.
Aircraft utilization (hours per day)	11.4	11.9	(3.8)

Average fare	$167.69	$162.53	3.2
Yield per passenger mile (cents)	14.20	13.95	1.8
Passenger revenue per ASM (cents)	11.80	11.70	0.9
Operating revenue per ASM (cents)	12.95	12.81	1.1
Operating expense per ASM (cents)	12.55	12.23	2.6
Operating expense per ASM, excluding fuel (cents)	8.10	7.62	6.3
Operating expense per ASM, excluding fuel & profit sharing (cents) (1)	8.10	7.62	6.3
Airline operating expense per ASM (cents) (2)	12.36	12.06	2.5

Departures	68,152	66,773	2.1
Average stage length (miles)	1,095	1,092	0.3
Average number of operating aircraft during period	193.0	180.3	7.1
Average fuel cost per gallon, including fuel taxes	$3.14	$3.29	(4.4)
Fuel gallons consumed (millions)	148	142	3.8
Full-time equivalent employees at period end (2)	13,042	12,385	5.3
__________________________

(1)	Refer to our “Regulation G Reconciliation” note below for more information on this non-GAAP measure.

(2)	Excludes operating expenses and employees of LiveTV, LLC, which are unrelated to our airline operations.

Although we experienced revenue growth throughout 2013 as well as in the first quarter of 2014, this trend may not continue. We expect our expenses to continue to increase as we acquire additional aircraft, as our fleet ages and as we expand the frequency of flights in existing markets and enter into new markets. Accordingly, the comparison of the financial data for the quarterly periods presented may not be meaningful. In addition, we expect our operating results to fluctuate significantly from quarter-to-quarter in the future as a result of various factors, many of which are outside of our control. Consequently, we believe quarter-to-quarter comparisons of our operating results may not necessarily be meaningful; you should not rely on our results for any one quarter as an indication of our future performance.

LIQUIDITY AND CAPITAL RESOURCES
The airline business is capital intensive. Our ability to successfully execute our profitable growth plans is largely dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business depends on maintaining sufficient liquidity. We believe we have adequate resources from a combination of cash and cash equivalents, investment securities on hand and two available lines of credit. Additionally, as of March 31, 2014, we had 21 unencumbered aircraft and 30 unencumbered spare engines that we believe could be an additional source of liquidity, if necessary.

We believe a healthy liquidity is crucial to our ability to weather any part of the economic cycle while continuing to execute on our plans for profitable growth and increased returns. Our goal is to continue to be diligent with our liquidity, maintaining financial flexibility and allowing for prudent capital spending, which we expect to help us achieve our Return on Invested Capital, or ROIC, goals and generate long-term returns for our shareholders.
At March 31, 2014, we had unrestricted cash and cash equivalents of $501 million and short-term investments of $270 million compared to unrestricted cash and cash equivalents of $225 million and short-term investments of $402 million at December 31, 2013. We believe our current level of unrestricted cash, cash equivalents and short-term investments of approximately 14% of trailing twelve months revenue, combined with our available line of credits and portfolio of unencumbered assets provides us with a strong liquidity position and the potential for higher returns on cash deployment.
Analysis of Cash Flows
Operating Activities
We rely primarily on operating cash flows to provide working capital for current and future operations. Cash flows from operating activities were $322 million and $205 million for the three months ended March 31, 2014 and 2013, respectively.
Investing Activities
During the three months ended March 31, 2014, capital expenditures related to our purchase of flight equipment included $32 million for flight equipment deposits, $26 million for spare part purchases and $2 million in work-in-progress relating to flight equipment. Capital expenditures also includes the purchase of the Slots at Reagan National Airport for $75 million, other property and equipment including ground equipment purchases and facilities improvements for $48 million and LiveTV for $7 million. Investing activities also include the net proceeds of $146 million from investment securities.
During the three months ended March 31, 2013, capital expenditures related to our purchase of flight equipment included $29 million for one aircraft, $9 million for flight equipment deposits and $10 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases and facilities improvements were $24 million and capital expenditure for LiveTV was $11 million. Investing activities also include the net purchase of $82 million in investment securities.
Financing Activities
Financing activities for the three months ended March 31, 2014 consisted of scheduled repayment of $237 million of debt and capital lease obligations, our issuance of $248 million in fixed rate equipment notes secured by 15 aircraft and the repayment of $3 million in principal related to our construction obligation for T5. We may in the future issue, in one or more offerings, debt securities, pass-through certificates, common stock, preferred stock and/or other securities.
Financing activities for the three months ended March 31, 2013 consisted of scheduled maturities of $52 million of debt and capital lease obligations, our issuance of $24 million in non-public floating rate equipment notes secured by one aircraft and the repayment of $3 million in principal related to our construction obligation for T5. It also included the acquisition of $7 million in treasury shares related to our share repurchase program and the withholding of taxes upon the vesting of restricted stock units.
Working Capital
We had a working capital deficit of $619 million and $818 million at March 31, 2014 and December 31, 2013, respectively. Working capital deficits can be customary in the airline industry since air traffic liability is classified as a current liability. Our working capital deficit decreased due to a decrease in our current maturities of long term debt as a result of the maturity of our EETC Series 2004-1 during the quarter. Included in our working capital deficit is $97 million in marketable investment securities classified as long-term assets, including $51 million related to a deposit made to lower the interest rate on the debt secured by two aircraft. These funds on deposit are readily available to us; however, if we were to draw upon this deposit, the interest rates on the debt would revert to the higher rates in effect prior to the re-financing.
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

Our scheduled debt maturities are expected to increase over the next five years, with a scheduled peak in 2016 of nearly $492 million. As part of our efforts to effectively manage our balance sheet and improve ROIC, we expect to continue to actively manage our debt balances. Our approach to debt management includes managing the mix of fixed vs. floating rate debt, managing the annual maturities of debt, and managing the weighted average cost of debt. Further, we intend to continue to opportunistically pre-purchase outstanding debt when market conditions and terms are favorable. We expect the proceeds from the sale of LiveTV will be allocated to debt reduction and ROIC accretive growth. Additionally, our unencumbered assets, including 21 aircraft and 30 engines, allow some flexibility in managing our cost of debt and capital requirements.
Contractual Obligations
Our noncancelable contractual obligations at March 31, 2014, include the following (in millions):

	Payments due in
	Total	2014	2015	2016	2017	2018	Thereafter
Debt and capital lease obligations (1)	3,390	$340	$410	$585	$310	$340	$1,405
Lease commitments	1,375	165	215	145	125	120	605
Flight equipment purchase obligations	6,800	430	660	785	835	855	3,235
Other obligations (2)	3,265	425	430	375	385	400	1,250
Total	$14,830	$1,360	$1,715	$1,890	$1,655	$1,715	$6,495
____________________________

(1)	Includes actual interest and estimated interest for floating-rate debt based on March 31, 2014 rates.

(2)	Amounts include noncancelable commitments for the purchase of goods and services.

We are subject to certain collateral ratio requirements in our spare engine financing issued in December 2007. If we fail to maintain these collateral ratios we are required to provide additional collateral or redeem some or all of the equipment notes so the ratios are met. As of March 31, 2014, we were in compliance with the covenants of our debt and lease agreements. We have approximately $33 million of restricted cash pledged under standby letters of credit related to certain of our leases that will expire at the end of the related lease terms.
As of March 31, 2014, we operated a fleet of four Airbus A321 aircraft, 130 Airbus A320 aircraft and 60 EMBRAER 190 aircraft, in addition to one Airbus A321 aircraft that was delivered during the quarter and which we expect to place into service during the second quarter. Of our fleet, 130 were owned by us, 60 were leased under operating leases and five were leased under capital leases. The average age of our operating fleet was 7.4 years and our firm aircraft order as of March 31, 2014 was as follows:

	Firm
Year	Airbus A320	Airbus A320 neo	Airbus A321	Airbus A321 neo	EMBRAER 190	Total

2014	—	—	8	—	—	8
2015	—	—	12	—	—	12
2016	3	—	12	—	—	15
2017	—	—	15	—	—	15
2018	—	5	1	9	—	15
2019	—	—	—	15	—	15
2020	—	9	—	6	10	25
2021	—	16	—	—	7	23
2022	—	—	—	—	7	7
	3	30	48	30	24	135

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
For the remainder of our firm aircraft deliveries in 2014 we have secured financing for three aircraft, including one capital lease, and we anticipate to pay cash for the remainder. Although we believe debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot give any assurance that we will be able to secure financing on attractive terms, if at all. While these financings may or may not result in an increase in liabilities on our balance sheet, our fixed costs will increase significantly regardless of the financing method ultimately chosen. To the extent we cannot secure financing on terms we deem attractive, we may be required to pay in cash, further modify our aircraft acquisition plans or incur higher than anticipated financing costs.
Capital expenditures for non-aircraft such as facility improvements, spare parts and aircraft improvements are expected to be approximately $215 million for the remainder of 2014.
Our Terminal at JFK, T5, is governed by a lease agreement we entered into with the PANYNJ in 2005.  We are responsible for making various payments under the lease which includes ground rents for the terminal site and facility rents that are based on the number of passengers enplaned out of the terminal, subject to annual minimums.  In 2013 we amended this lease to include additional ground space for our international arrivals facility, T5i, which we are currently constructing and expect to open in late 2014. For financial reporting purposes, the T5 project is being accounted for as a financing obligation, with the constructed asset and related liability being reflected on our balance sheets.  The T5i project is being accounted for at cost. Minimum ground and facility rents for this terminal are included in the commitments table above as lease commitments and financing obligations.
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
We have determined that we hold a variable interest in, but are not the primary beneficiary of, certain pass-through trusts. These pass-through trusts are the purchasers of equipment notes issued by us to finance the acquisition of aircraft owned by JetBlue. They maintain liquidity facilities whereby a third party agrees to make payments sufficient to pay up to 18 months of interest on the applicable certificates if a payment default occurs.
We have also made certain guarantees and indemnities to other unrelated parties that are not reflected on our balance sheet, which we believe will not have a significant impact on our results of operations, financial condition or cash flows. We have no other off-balance sheet arrangements.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates included in our 2013 Form 10-K. In 2013, we changed the remaining useful lives of certain long-lived assets which did not result in material changes to depreciation and amortization expense.

Forward-Looking Information
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which represent our management's beliefs and assumptions concerning future events. When used in this document and in documents incorporated herein by reference, the words “expects,” “plans,” “anticipates,” “indicates,” “believes,” “forecast,” “guidance,” “outlook,” “may,” “will,” “should,” “seeks,” “targets” and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks, uncertainties and assumptions, and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including, without limitation, our extremely competitive industry; volatility in financial and credit markets which could affect our ability to obtain debt and/or lease financing or to raise funds through debt or equity issuances; increases and volatility in fuel prices, maintenance costs and interest rates; our ability to implement our growth strategy; our significant fixed obligations and substantial indebtedness; our ability to attract and retain qualified personnel and maintain our culture as we grow; our reliance on high daily aircraft utilization; our dependence on the New York metropolitan market and the effect of increased congestion in this market; our reliance on automated systems and technology; our being subject to potential unionization with our other work groups, work stoppages, slowdowns or increased labor costs; our reliance on a limited number of suppliers; our presence in some international emerging markets that may experience political or economic instability or may subject us to legal risk; reputational and business risk from information security breaches; changes in or additional government regulation; changes in our industry due to other airlines' financial condition; a continuance of the economic recessionary conditions in the U.S. or a further economic downturn leading to a continuing or accelerated decrease in demand for domestic and business air travel; and external geopolitical events and conditions. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change prior to the end of each quarter or year. Although these expectations may change, we may not inform you if they do.
Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. You should understand that many important factors, in addition to those discussed or incorporated by reference in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Potential factors that could affect our results include, in addition to others not described in this report, those described in Item 1A of our 2013 Form 10-K under "Risks Related to JetBlue" and "Risks Associated with the Airline Industry" and part II of this Report. In light of these risks and uncertainties, the forward-looking events discussed in this Report might not occur.
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

RECONCILIATION OF OPERATING EXPENSE PER ASM, EXCLUDING FUEL AND PROFIT SHARING
(dollars in millions, per ASM data in cents)
(unaudited)
	Three Months Ended March 31,
	2014		2013
	$	per ASM	$	per ASM
Total operating expenses	$1,308	12.55	$1,240	12.23
Less: Aircraft fuel and related taxes	464	4.45	467	4.61
Operating expenses, excluding fuel	844	8.10	773	7.62
Less: Profit sharing	—	—	—	—
Operating expense, excluding fuel and profit sharing	$844	8.10	$773	7.62

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2013 Form 10-K, except as follows:
Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the March 31, 2014 cost per gallon of fuel. Based on projected 2014 fuel consumption, including the impact of our hedging position, such an increase would result in an increase to aircraft fuel expense of approximately $207 million in 2014. This is compared to an estimated $199 million for 2013 measured as of March 31, 2013. As of March 31, 2014, we had hedged approximately 13% of our projected 2014 fuel requirements. All hedge contracts existing at March 31, 2014 settle by June 30, 2015. The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts. Refer to Note 8 in our unaudited condensed consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $1.8 billion of our debt and capital lease obligations, with the remaining $0.8 billion having floating interest rates. As of March 31, 2014, if interest rates were, on average, 100 basis points higher in 2014 than they were during 2013, our annual interest expense would increase by approximately $10 million. This is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
If interest rates average 10% lower in 2014 than they did during 2013, our interest income from cash and investment balances would remain relatively constant. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents and investment securities balances at March 31, 2014 and December 31, 2013.
Fixed Rate Debt
On March 31, 2014, our $230 million aggregate principal amount of convertible debt had an estimated fair value of $440 million, based on quoted market prices.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure.  Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2014.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the fiscal quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business, we are party to various legal proceedings and claims which we believe are incidental to the operation of our business. Refer to Note 7 in our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information.

Item 1A. RISK FACTORS
Item 1A Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2013, or our 2013 Form 10-K, includes a discussion of our risk factors. There have been no significant changes to our risk factors from those disclosed in our 2013 Form 10-K, except as noted below:
The unionization of the Company’s pilots could result in increased labor costs and reduced operating efficiency.
In general, unionization has increased costs in the airline industry. On April 22, 2014, approximately 74% of our pilots voted to be represented by the Airlines Pilot Association. We intend to begin negotiations with the union regarding a collective bargaining agreement. If we are unable to reach agreement on the terms of collective bargaining agreements in the future, or we experience wide-spread employee dissatisfaction, we could be subject to work slowdowns or stoppages. Any of these events could result in increased labor costs or reduced operating efficiency for the Company, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In September 2012, the Board authorized a five year share repurchase program of up to 25 million shares. As of March 31, 2014, 20.4 million shares remain available for repurchase under the program, with no shares being purchased during the first quarter of 2014. In March 2014, JetBlue entered into an agreement for the repurchase of up to 45,000 shares per day, structured pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 as amended, with a maximum of eight million shares to be repurchased for the year. The repurchases commenced April 8, 2014 and will terminate no later than December 31, 2014. We may adjust or change our repurchase practices based on market conditions and other alternatives. The program may be commenced or suspended from time to time without prior notice. Shares repurchased under our share repurchase program are held as treasury stock.

ITEM 5. OTHER INFORMATION
Iran Sanctions Disclosure
Pursuant to Section 13(r) of the Securities Exchange Act of 1934, or the Exchange Act, if during 2013, JetBlue or any of its affiliates have engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, JetBlue would be required to disclose information regarding such transactions in our Annual Report as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, or ITRA. During the first quarter of 2014, JetBlue did not engage in any reportable transactions with Iran or with persons or entities related to Iran.
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

JETBLUE AIRWAYS CORPORATION
(Registrant)
Date:	May 2, 2014	By:	/s/ DONALD DANIELS
Vice President, Controller and Chief Accounting Officer(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

2.1	Purchase agreement between JetBlue Airways Corporation and Thales Avionics, Inc., dated as of March 13, 2014.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Certification Pursuant to Section 1350, furnished herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________________