Form 10-Q
period 2014-06-30
JETBLUE AIRWAYS CORP
filed 2014-08-01
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐           No ☑
As of June 30, 2014, there were 291,860,623 shares outstanding of the registrant’s common stock, par value $.01.

JetBlue Airways Corporation
FORM 10-Q
INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets - June 30, 2014 and December 31, 2013	3
Consolidated Statements of Operations - Three and Six Months Ended June 30, 2014 and 2013	5
Consolidated Statements of Comprehensive Income - Three and Six Months Ended June 30, 2014 and 2013	6
Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2014 and 2013	7
Notes to Condensed Consolidated Financial Statements	8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 5. Other Information	34
Item 6. Exhibits	34
EX-10.2
EX-12.1
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except share and per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$454	$225
Investment securities	343	402
Receivables, less allowance (2014-$6; 2013-$6)	155	129
Prepaid expenses and other	313	300
Total current assets	1,265	1,056
PROPERTY AND EQUIPMENT
Flight equipment	5,873	5,778
Predelivery deposits for flight equipment	212	181
	6,085	5,959
Less accumulated depreciation	1,252	1,185
	4,833	4,774
Other property and equipment	771	688
Less accumulated depreciation	260	251
	511	437
Assets constructed for others	561	561
Less accumulated depreciation	127	116
	434	445
Total property and equipment	5,778	5,656
OTHER ASSETS
Investment securities	127	114
Restricted cash	62	57
Other	425	467
Total other assets	614	638
TOTAL ASSETS	$7,657	$7,350

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except share and per share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$210	$180
Air traffic liability	1,028	825
Accrued salaries, wages and benefits	162	171
Other accrued liabilities	256	229
Current maturities of long-term debt and capital leases	278	469
Total current liabilities	1,934	1,874

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	2,108	2,116

CONSTRUCTION OBLIGATION	494	501

DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	712	605
Other	94	120
	806	725
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900,000,000 shares authorized, 350,412,589 and 346,489,574 shares issued and 291,860,623 and 295,587,126 shares outstanding at June 30, 2014 and December 31, 2013, respectively	4	3
Treasury stock, at cost; 58,551,966 and 50,902,448 shares at June 30, 2014 and December 31, 2013, respectively	(113)	(43)
Additional paid-in capital	1,585	1,573
Retained earnings	835	601
Accumulated other comprehensive loss	4	—
Total stockholders’ equity	2,315	2,134
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,657	$7,350

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
OPERATING REVENUES
Passenger	$1,372	$1,222	$2,602	$2,408
Other	121	113	240	226
Total operating revenues	1,493	1,335	2,842	2,634
OPERATING EXPENSES
Aircraft fuel and related taxes	497	465	961	932
Salaries, wages and benefits	316	279	645	559
Landing fees and other rents	83	80	160	150
Depreciation and amortization	77	71	155	139
Aircraft rent	31	33	62	65
Sales and marketing	69	53	123	103
Maintenance materials and repairs	102	111	196	225
Other operating expenses	177	141	358	300
Total operating expenses	1,352	1,233	2,660	2,473

OPERATING INCOME	141	102	182	161

OTHER INCOME (EXPENSE)
Interest expense	(39)	(42)	(76)	(83)
Capitalized interest	4	4	7	7
Interest income (expense) and other	(3)	(4)	(3)	(2)
Gain on sale of subsidiary	242	—	241	—
Total other income (expense)	204	(42)	169	(78)

INCOME BEFORE INCOME TAXES	345	60	351	83

Income tax expense	115	24	117	33

NET INCOME	$230	$36	$234	$50

EARNINGS PER COMMON SHARE:
Basic	$0.79	$0.13	$0.80	$0.18
Diluted	$0.68	$0.11	$0.69	$0.16

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended June 30,
	2014	2013
NET INCOME	$230	$36
Changes in fair value of derivative instruments, net of reclassifications into earnings (net of $4 and $5 of taxes in 2014 and 2013, respectively)	6	(8)
Total other comprehensive income (loss)	6	(8)
COMPREHENSIVE INCOME	$236	$28

	Six Months Ended June 30,
	2014	2013
NET INCOME	$234	$50
Changes in fair value of derivative instruments, net of reclassifications into earnings (net of $3 and $5 of taxes in 2014 and 2013, respectively)	4	(8)
Total other comprehensive income (loss)	$4	$(8)
COMPREHENSIVE INCOME	$238	$42

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in millions)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$234	$50
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	107	31
Depreciation	133	123
Amortization	28	23
Stock-based compensation	12	6
Losses on sale of assets, debt extinguishment, and customer contract termination	3	4
Gain on sale of subsidiary	(241)	—
Collateral returned for derivative instruments	1	2
Changes in certain operating assets and liabilities	240	164
Other, net	24	(1)
Net cash provided by operating activities	541	402
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(310)	(267)
Predelivery deposits for flight equipment	(70)	(10)
Proceeds from sale and disposition of assets	—	8
Proceeds from sale of subsidiary	391	—
Purchase of held-to-maturity investments	(134)	(110)
Proceeds from the maturities of held-to-maturity investments	146	162
Purchase of available-for-sale securities	(335)	(290)
Proceeds from the sale of available-for-sale securities	364	309
Other, net	(3)	(3)
Net cash provided by (used in) investing activities	49	(201)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	9	4
Issuance of long-term debt	307	163
Short-term borrowings and lines of credit	—	190
Repayment of long-term debt and capital lease obligations	(587)	(199)
Repayment of short-term borrowings and lines of credit	—	(190)
Acquisition of treasury stock	(82)	(8)
Other, net	(8)	(10)
Net cash used in financing activities	(361)	(50)
INCREASE IN CASH AND CASH EQUIVALENTS	229	151
Cash and cash equivalents at beginning of period	225	182
Cash and cash equivalents at end of period	$454	$333

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
JetBlue predominately provides air transportation services across the United States, the Caribbean and Latin America. Our condensed consolidated financial statements include the accounts of JetBlue Airways Corporation, or JetBlue, and our subsidiaries, collectively referred to as “we” or the “Company”. All majority-owned subsidiaries are consolidated on a line by line basis, with all intercompany transactions and balances having been eliminated. In June 2014, LiveTV, LLC (and LTV Global, Inc, and LiveTV International, Inc., subsidiaries of LiveTV, LLC) were sold to Thales Holding Corporation and ceased to be subsidiaries of JetBlue. Following the close of the sale on June 10, 2014, the transferred LiveTV operations are no longer presented in our condensed consolidated financial statements. Refer to Note 10 for more details on the sale. These condensed consolidated financial statements and related notes should be read in conjunction with our 2013 audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, or our 2013 Form 10-K.
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
Held-to-maturity investment securities. The contractual maturities of the corporate bonds we held as of June 30, 2014 were not greater than 24 months. We did not record any significant gains or losses on these securities during the three and six months ended June 30, 2014 or 2013. The estimated fair value of these investments approximated their carrying value as of June 30, 2014 and December 31, 2013, respectively.
The carrying values of investment securities consisted of the following at June 30, 2014 and December 31, 2013 (in millions):

	June 30, 2014	December 31, 2013
	(unaudited)
Available-for-sale securities
Time deposits	$135	$70
Commercial papers	24	118
	159	188
Held-to-maturity securities
Corporate bonds	$258	$275
Time deposits	53	53
	311	328

Total	$470	$516

Intangible Assets
Our intangible assets consist primarily of acquired take-off and landing slots, or Slots, at certain domestic airports. Slots are the rights to take-off or land at a specific airport during a specific time period of the day and are a means by which airport capacity and congestion can be managed. We account for Slots at High Density airports, including Ronald Reagan National Airport in Washington, D.C., or Reagan National, LaGuardia Airport, or LaGuardia, and John F. Kennedy International Airport, or JFK, in New York City as indefinite life intangible assets which results in no amortization expense, while Slots at other airports are amortized on a straight-line basis over their expected useful lives, up to 15 years. As of December 31, 2013, we changed our estimated lives for Slots at High Density Airports from 15 years to indefinite life. We incurred amortization expense of $3 million and $5 million related to Slots at High Density Airports for the six months ended June 30, 2013 and the 12 months ended December 31, 2013, respectively.
In March 2014, we completed the purchase of 24 Slots at Reagan National Airport for $75 million. We plan to begin using these Slots in the second half of 2014. Consistent with our accounting treatment for Slots at all High Density Airports, we have assigned these assets an indefinite life.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes existing revenue recognition guidance. Under the new standard a company will recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. The standard is effective for public companies for annual periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. Early adoption is not permitted. We are currently evaluating the impact adopting this standard will have on our consolidated financial statements.

NOTE 2 — SHARE-BASED COMPENSATION
During the six months ended June 30, 2014, 2.5 million restricted stock units vested and 1.9 million restricted stock units were granted under the 2011 Incentive Compensation Plan and the Amended and Restated 2002 Stock Incentive Plan.

NOTE 3 — LONG TERM DEBT, SHORT TERM BORROWINGS, AND CAPITAL LEASE OBLIGATIONS
During the six months ended June 30, 2014, we made scheduled principal payments of $281 million on our outstanding long-term debt and capital lease obligations, including the final payment on the Series 2004-1 Enhanced Equipment Trust Certificate, or EETC, of $188 million. As a result, 13 aircraft became unencumbered. In June 2014, we used some of the proceeds from the sale of LiveTV and prepaid $299 million of floating rate outstanding principal secured by 14 Airbus A320 aircraft that are now unencumbered. In May 2014, we prepaid $7 million of outstanding principal relating to five previously encumbered spare engines.
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
During the six months ended June 30, 2014, we issued $81 million in fixed rate equipment notes due through 2024. These notes are secured by three Airbus A321 aircraft that were delivered during the period, two of which were financed with capital leases and resulted in $76 million of net non-cash financing. We further financed one previously unencumbered EMBRAER 190 aircraft.
Aircraft, engines, other equipment and facilities with a net book value of $3.26 billion at June 30, 2014 have been pledged as security under various loan agreements. As of June 30, 2014, we owned, free of encumbrance, 34 Airbus A320 aircraft and 35 spare engines. At June 30, 2014, the weighted average interest rate of all of our long-term debt and capital lease obligations was 4.8% and scheduled maturities were $185 million for the remainder of 2014, $263 million in 2015, $462 million in 2016, $202 million in 2017, $234 million in 2018 and $1.04 billion thereafter.

The carrying amounts and estimated fair values of our long-term debt at June 30, 2014 and December 31, 2013 were as follows (in millions):

	June 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(unaudited)	(unaudited)
Public Debt
Floating rate enhanced equipment notes:
Class G-1, due through 2016	$51	$50	$55	$54
Class G-2, due 2014 and 2016	185	180	373	365
Fixed rate special facility bonds, due through 2036	77	75	78	68
6.75% convertible debentures due in 2039	162	368	162	297
5.5% convertible debentures due in 2038	68	167	68	134

Non-Public Debt
Fixed rate enhanced equipment notes, due through 2023	$226	$228	$—	$—
Floating rate equipment notes, due through 2025	299	304	634	645
Fixed rate equipment notes, due through 2026	1,141	1,218	1,110	1,161

Total	$2,209	$2,590	$2,480	$2,724

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
We have financed certain aircraft with EETCs as one of the benefits is being able to finance several aircraft at one time, rather than separately. The structure of EETC financing is that we create pass-through trusts in order to issue pass-through certificates. The proceeds from the issuance of these certificates are then used to purchase equipment notes which are issued by us and are secured by our aircraft. These trusts meet the definition of a variable interest entity, or VIE, as defined in the Consolidations topic of the FASB Codification, and must be considered for consolidation in our condensed consolidated financial statements. Our assessment of the EETCs considers both quantitative and qualitative factors including the purpose for which these trusts were established and the nature of the risks in each. The main purpose of the trust structure is to enhance the credit worthiness of our debt obligation through certain bankruptcy protection provisions, liquidity facilities and lower our total borrowing cost. We concluded that we are not the primary beneficiary in these trusts due to our involvement in them being limited to principal and interest payments on the related notes, the trusts were not set up to pass along variability created by credit risk to us and the likelihood of our defaulting on the notes. Therefore, we have not consolidated these trusts in our condensed consolidated financial statements.

NOTE 4 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting. A rollforward of the amounts included in the accumulated other comprehensive income (loss), net of taxes for the three months ended June 30, 2014 and June 30, 2013 are as follows (in millions, unaudited):

	Aircraft Fuel Derivatives (1)	Interest Rate Swaps (2)	Total
Beginning accumulated losses, at March 31, 2014	$(1)	$(1)	$(2)
Reclassifications into earnings (net of $2 of taxes)	—	1	1
Change in fair value (net of $2 of taxes)	5	—	5
Ending accumulated income, at June 30, 2014	$4	$—	$4

	Aircraft Fuel Derivatives (1)	Interest Rate Swaps (2)	Total
Beginning accumulated losses at March 31, 2013	$(3)	$(5)	$(8)
Reclassifications into earnings (net of $2 of taxes)	2	1	3
Change in fair value (net of $(7) of taxes)	(11)	—	(11)
Ending accumulated losses, at June 30, 2013	$(12)	$(4)	$(16)
__________________________
(1) Reclassified to aircraft fuel expense
(2) Reclassified to interest expense
A rollforward of the amounts included in the accumulated other comprehensive income (loss), net of taxes for the six months ended June 30, 2014 and June 30, 2013 are as follows (in millions, unaudited):

	Aircraft Fuel Derivatives (1)	Interest Rate Swaps (2)	Total
Beginning accumulated income (losses) at December 31, 2013	$1	$(1)	$—
Reclassifications into earnings (net of $2 of taxes)	1	1	2
Change in fair value (net of $1 of taxes)	2	—	2
Ending accumulated income, at June 30, 2014	$4	$—	$4

	Aircraft Fuel Derivatives (1)	Interest Rate Swaps (2)	Total
Beginning accumulated losses at December 31, 2012	$(1)	$(7)	(8)
Reclassifications into earnings (net of $3 of taxes)	2	3	5
Change in fair value (net of $(8) of taxes)	(13)	—	(13)
Ending accumulated losses, at June 30, 2013	$(12)	$(4)	(16)
__________________________
(1) Reclassified to aircraft fuel expense
(2) Reclassified to interest expense

NOTE 5 — EARNINGS PER SHARE
The following table shows how we computed basic and diluted earnings per common share (in millions, share amounts in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income	$230	$36	$234	$50
Effect of dilutive securities:
Interest on convertible debt, net of income taxes and profit sharing	3	3	5	5
Net income applicable to common stockholders after assumed conversions for diluted earnings per share	$233	$39	$239	$55
Denominator:
Weighted average shares outstanding for basic earnings per share	293,511	280,621	294,165	280,194
Effect of dilutive securities:
Employee stock options	2,004	1,798	2,194	1,730
Convertible debt	48,351	60,574	48,351	60,574
Adjusted weighted average shares outstanding and assumed conversions for diluted earnings per share	343,866	342,993	344,710	342,498

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Shares excluded from EPS calculation (in millions):
Shares issuable upon exercise of outstanding stock options or vesting of restricted stock units as assumed exercise would be antidilutive	9.5	13.5	10.7	15.5
As of June 30, 2014, a total of approximately 1.4 million shares of our common stock, which were lent to our share borrower pursuant to the terms of our share lending agreement as described more fully in Note 2 to our 2013 Form 10-K, were issued and outstanding for corporate law purposes. Holders of the borrowed shares have all the rights of a holder of our common stock. However, because the share borrower must return all borrowed shares to us (or identical shares or, in certain circumstances of default by the counterparty, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings per share. The fair value of similar common shares not subject to our share lending arrangement, based upon our closing stock price at June 30, 2014, was approximately $15 million.
In March 2014, JetBlue continued with its previously announced share repurchase program, repurchasing 1.6 million shares of common stock on the open market structured pursuant to Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended, or Exchange Act. This repurchase plan was terminated on May 28, 2014. On May 29, 2014, JetBlue announced that it entered into an accelerated share repurchase, or ASR, agreement with JP Morgan paying $60 million for approximately 5.1 million shares. JetBlue anticipates purchasing a total number of shares based on the volume weighted average prices of JetBlue's common stock during the term of the ASR, which is expected to be completed by the end of the third quarter of 2014. We may adjust or change our share repurchase practices based on market conditions and other alternatives.

NOTE 6 — EMPLOYEE RETIREMENT PLAN
We sponsor a retirement savings 401(k) defined contribution plan, or the Plan, covering all of our employees where we match employee contributions of up to 5% of eligible wages. Our non-management employees receive a discretionary contribution of 5% of eligible wages, which we refer to as Retirement Plus. They are also eligible to receive profit sharing, calculated as 15% of adjusted pre-tax income and reduced by the Retirement Plus contributions and special items. Certain FAA-licensed employees receive an additional contribution of 3% of eligible compensation, which we refer to as Retirement Advantage. Total 401(k) company match, Retirement Plus, profit sharing, and Retirement Advantage expensed for the three months ended June 30, 2014 and 2013 was $23 million and $20 million, while total expensed for the Plan for the six months ended June 30, 2014 and 2013 was $47 million and $41 million, respectively.

NOTE 7 — COMMITMENTS AND CONTINGENCIES
As of June 30, 2014, our firm aircraft orders consisted of three Airbus A320 aircraft, 46 Airbus A321 aircraft, 30 Airbus A320 new engine option (A320neo) aircraft, 30 Airbus A321neo aircraft, 24 EMBRAER 190 aircraft and 10 spare engines scheduled for delivery through 2022. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $310 million for the remainder of 2014, $660 million in 2015, $785 million in 2016, $835 million in 2017, $855 million in 2018 and $3.2 billion thereafter. We are scheduled to receive six new Airbus A321 aircraft during the remainder of 2014, one of which has committed financing. We plan to purchase the remaining 2014 scheduled deliveries with cash.
Our aircraft lease agreements contain termination provisions which include standard maintenance and return conditions. Our policy is to record these lease return conditions when they are probable and the costs can be estimated.
As part of the sale of LiveTV (refer to Note 10) a $3 million liability relating to Airfone was assigned to JetBlue as part of the purchase agreement. Separately, prior to the sale of LiveTV, JetBlue had an agreement with ViaSat Inc. through 2020 relating to in-flight broadband connectivity technology on our aircraft. That agreement stipulated a $20 million minimum commitment for the connectivity service and a $25 million minimum commitment for the related hardware and software purchases. As part of the sale of LiveTV these commitments to ViaSat Inc. were assigned to LiveTV and JetBlue entered into two new service agreements with LiveTV pursuant to which LiveTV will provide in-flight entertainment and connectivity services to JetBlue for a minimum of seven years.
In 2012 we commenced construction on T5i, an expansion to our terminal at JFK, or T5, that we intend to use as an international arrival facility. An amendment of the original T5 lease was executed in 2013 to include this expansion, with JetBlue self-funding the construction cost of this facility with an expected total cost of $195 million. The construction is expected to be completed in late 2014, with total costs incurred through June 30, 2014 of $141 million.
As of June 30, 2014, we have approximately $33 million in assets serving as collateral for letters of credit relating to a certain number of our leases. These are included in restricted cash and expire at the end of the related lease terms. Additionally, we had approximately $25 million pledged related to our workers compensation insurance policies and other business partner agreements, which will expire according to the terms of the related policies or agreements.
Environmental Liability
In 2012, during performance of required environmental testing, the presence of light non-aqueous phase petroleum liquid was discovered in certain subsurface monitoring wells on the property at JFK. Our lease with the Port Authority of New York and New Jersey, or PANYNJ, provides that under certain circumstances we may be responsible for investigating, delineating, and remediating such subsurface contamination, even if we are not necessarily the party that caused its release. We engaged environmental consultants to assess the extent of the contamination and assist us in determining steps to remediate it. A preliminary estimate indicated costs of remediation could range from $1 million up to approximately $3 million. As of June 30, 2014, we have accrued $2 million for current estimates of remediation costs, which is included in current liabilities on our condensed consolidated balance sheets. However, as with any environmental contamination, there is the possibility this contamination could be more extensive than estimated at this stage. We have a pollution insurance policy that protects us against these types of environmental liabilities, which we expect to mitigate some of our exposure in this matter.
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
Employment Agreement Dispute. In or around March 2010, attorneys representing a group of current and former pilots (the “Claimants”) filed a Request for Mediation with the American Arbitration Association (the “AAA”) concerning a dispute over the interpretation of a provision of their individual JetBlue Airways Corporation Employment Agreement for Pilots (“Employment Agreement”).  In their Fourth Amended Arbitration Demand, dated June 8, 2012, the Claimants (972 pilots) alleged that JetBlue breached the base salary provision of the Employment Agreement and sought back pay and related damages for pay adjustments that occurred in each of 2002, 2007 and 2009. The Claimants also asserted that JetBlue had violated numerous New York state labor laws. In July 2012, in response to JetBlue's partial motion to dismiss, the Claimants withdrew the 2002 claims. Following an arbitration hearing on the remaining claims, in May 2013, the arbitrator issued an interim decision on the contractual provisions of the Employment Agreement. The arbitrator determined that a 26.7% base pay rate increase provided to certain pilots during 2007 triggered the base salary provision of the Employment Agreement.  The 2009 claims and all New York state labor law claims were dismissed.  In early July 2014, the AAA issued the arbitrator’s Final Award, awarding 318 of the 972 Claimants a total of approximately $4.4 million, including interest, from which applicable tax withholdings must be further deducted.
The Claimants have filed a motion to vacate the Final Award in New York Supreme Court. We believe the Claimants’ motion is without merit and expect the amount of damages awarded to the Claimants in the Final Award to be confirmed by the Court. We have accrued an amount that we believe is probable. Our estimate of reasonably possible losses in excess of the probable loss is not material. However, the outcome of any litigation is inherently uncertain and any final judgment may differ materially.
WestJet Complaint. In December 2013, WestJet, a customer of LiveTV, filed a complaint against LiveTV alleging breach of contract. WestJet has alleged $15 million in damages plus unspecified damages for removing the inflight entertainment systems from its aircraft. In January 2014, LiveTV filed a response to this Complaint and a series of Counterclaims. LiveTV disputes the accuracy and validity of the WestJet claims and to the extent WestJet is able to establish any liability on the part of LiveTV, LiveTV contends that the as-yet unliquidated damages sought by LiveTV in its Counterclaims are likely to exceed any actual damages awarded to WestJet on its Complaint. We believe the Complaint to be without merit and will continue to assert defenses; however, as the case is in its early stages, it is not possible to assess the likelihood of loss. As part of the sale of LiveTV any damages to be paid or received have been assigned to JetBlue (refer to Note 10).
In April 2014, JetBlue pilots elected to be solely represented by the Air Line Pilots Association, or ALPA. The National Mediation Board, or NMB, certified ALPA as the representative body for JetBlue pilots and we plan to work with ALPA to reach our first collective bargaining agreement. We do not believe that the result of the election will have a material impact on our financial statements.

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
The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of June 30, 2014 related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

	Jet fuel swap agreements	Jet fuel cap agreements	Total
Third Quarter 2014	17%	6%	23%
Fourth Quarter 2014	17%	10%	27%
First Quarter 2015	10%	—%	10%
Second Quarter 2015	9%	—%	9%
Third Quarter 2015	5%	—%	5%
Fourth Quarter 2015	5%	—%	5%

In addition to the above jet fuel swaps and caps, JetBlue entered into jet fuel put options of 3% for the third quarter of 2014 and 10% for the fourth quarter of 2014.
During the second quarter of 2014 we entered into basis swap transactions that will settle later in 2014. These basis swaps have not been designated as cash flow hedges for accounting purposes and as a result are marked to market in earnings each period. As of June 30, 2014, the fair value recorded for these contracts was not material.
Interest rate swaps
The interest rate hedges we had outstanding as of June 30, 2014 effectively swap floating rate debt for fixed rate debt, taking advantage of lower borrowing rates in existence at the time of the hedge transaction as compared to the date our original debt instruments were executed. As of June 30, 2014, we had $51 million in notional debt outstanding related to these swaps, which cover certain interest payments through August 2016. The notional amount decreases over time to match scheduled repayments of the related debt.
All of our outstanding interest rate swap contracts qualify as cash flow hedges in accordance with the Derivatives and Hedging topic of the Codification. Since all of the critical terms of our swap agreements match the debt to which they pertain, there was no ineffectiveness relating to these interest rate swaps in 2014 or 2013, and all related unrealized losses were deferred in accumulated other comprehensive loss. We recognized approximately $1 million in additional interest expense in the six months ended June 30, 2014, compared to $5 million in additional interest expense in the six months ended June 30, 2013.

The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

	As of
	June 30, 2014	December 31, 2013
	(unaudited)
Fuel derivatives
Asset fair value recorded in prepaid expenses and other (1)	$8	$6
Asset fair value recorded in other long term assets (1)	2	—
Liability fair value recorded in other accrued liabilities (1)	1	—
Longest remaining term (months)	18	12
Hedged volume (barrels, in thousands)	2,605	1,320
Estimated amount of existing gains expected to be reclassified into earnings in the next 12 months	$7	$3
Interest rate derivatives
Liability fair value recorded in other long term liabilities (2)	$2	$3
Estimated amount of existing losses expected to be reclassified into earnings in the next 12 months	(2)	(2)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Fuel derivatives
Hedge effectiveness losses recognized in aircraft fuel expense	$(2)	$(4)	$(3)	$(4)
Losses on derivatives not qualifying for hedge accounting recognized in other expense	—	(2)	—	(2)
Hedge ineffectiveness losses recognized in other income (expense)	—	—	—	—
Hedge gains (losses) on derivatives recognized in comprehensive income	7	(18)	3	(21)
Percentage of actual consumption economically hedged	15%	17%	16%	13%
Interest rate derivatives
Hedge gains (losses) on derivatives recognized in comprehensive income	$—	$—	$—	$—
Hedge losses on derivatives recognized in interest expense	(1)	(2)	(1)	(5)
____________________________

(1)	Gross asset or liability of each contract prior to consideration of offsetting positions with each counterparty.

(2)	Gross liability, prior to impact of collateral posted.

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

The impact of offsetting derivative instruments is depicted below (in millions):

	Gross Amount of Recognized		Gross Amount of Cash Collateral	Net Amount Presented in Balance Sheet
	Assets	Liabilities	Offset	Assets	Liabilities
As of June 30, 2014 (unaudited)
Fuel derivatives	$10	$1	$—	$10	$1
Interest rate derivatives	—	2	2	—	—

As of December 31, 2013
Fuel derivatives	$6	$—	$—	$6	$—
Interest rate derivatives	—	3	3	—	—

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
The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of June 30, 2014 and December 31, 2013 (in millions):

	As of June 30, 2014
	(unaudited)
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$316	$—	$—	$316
Available-for-sale investment securities	—	159	—	159
Aircraft fuel derivatives	—	10	—	10
	$316	$169	$—	$485
Liabilities
Aircraft fuel derivatives	$—	$1	$—	$1
Interest rate swap	—	2	—	2
	$—	$3	$—	$3

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$51	$—	$—	$51
Available-for-sale investment securities	—	188	—	188
Aircraft fuel derivatives	—	6	—	6
	$51	$194	$—	$245
Liabilities
Aircraft fuel derivatives	$—	$—	$—	$—
Interest rate swap	—	3	—	3
	$—	$3	$—	$3
Refer to Note 3 for fair value information related to our outstanding debt obligations as of June 30, 2014 and December 31, 2013.
Cash equivalents
Our cash equivalents include money market securities which are readily convertible into cash, have maturities of 90 days or less when purchased and are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.
Available-for-sale investment securities
Included in our available-for-sale investment securities are time deposits and commercial papers with original maturities greater than 90 days but less than one year. The fair values of these instruments are based on observable inputs in non-active markets and are therefore classified as Level 2 in the hierarchy. We did not record any significant gains or losses on these securities during the three and six months ended June 30, 2013 and 2014.
Interest rate swaps
The fair values of our interest rate swaps are based on inputs received from the related counterparty, which are based on observable inputs for active swap indications in quoted markets for similar terms. The fair values of these instruments are based on observable inputs in non-active markets and are therefore classified as Level 2 in the hierarchy.
Aircraft fuel derivatives
Our aircraft fuel derivatives include jet fuel swaps, jet fuel caps, and jet fuel puts which are not traded on public exchanges. Their fair values are determined using a market approach based on inputs that are readily available from public markets for commodities and energy trading activities. Therefore, they are classified as Level 2 inputs. The data inputs are combined into quantitative models and processes to generate forward curves and volatilities related to the specific terms of the underlying hedge contracts.

NOTE 10 —LIVETV
LiveTV, LLC, formerly a wholly owned subsidiary of JetBlue, provides inflight entertainment and connectivity solutions for various commercial airlines, including JetBlue. On June 10, 2014, JetBlue entered into an amended and restated purchase agreement with Thales Holding Corporation, or Thales, replacing the original purchase agreement between the parties dated as of March 13, 2014. Under the terms of the amended and restated purchase agreement, JetBlue sold LiveTV to Thales for $399 million, subject to purchase adjustments based upon the amount of cash, indebtedness and working capital of LiveTV at the closing date of this transaction relative to a target amount. Excluded from this sale was LiveTV Satellite Communications, LLC which was retained by JetBlue pending receipt of the regulatory approvals necessary to sell LiveTV Satellite Communications, LLC. Under the amended agreement, once such approvals are received, JetBlue intends to sell LiveTV Satellite Communications, LLC to Thales for $1 million in cash.
The cash proceeds of $391 million reflect the agreed upon purchase price, net of purchase agreement adjustments. These proceeds relating to the sale resulted in a pre-tax gain on the sale of approximately $241 million and are net of approximately $17 million in transactions costs. The gain on the sale has been reported as a separate line item in the consolidated statement of operations for the three months and six months ended June 30, 2014. The agreement between JetBlue and Thales is subject to post-closing purchase price adjustments, which we expect to be finalized later this year.

The tax expense recorded in connection with this transaction totaled $73 million, net of a $19 million tax benefit related to the utilization of a capital loss carryforward. The capital gain generated from the sale of LiveTV resulted in the release of a valuation allowance related to the capital loss deferred tax asset. This resulted in an after tax gain on the sale of approximately $168 million.
Following the close of the sale on June 10, 2014, LiveTV operations are no longer being consolidated as a subsidiary in JetBlue's condensed consolidated financial statements. The effect of this reporting structure change is not material to the financial statements presented for the period ended June 30, 2014.
JetBlue expects to continue to be a significant customer of LiveTV and concurrent with the sale the parties have entered into two agreements with seven year terms pursuant to which LiveTV will continue to provide JetBlue with inflight entertainment and onboard connectivity products and services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Second Quarter 2014 Highlights
•We reported our 17th consecutive quarter of net income.
•We had a 12.4% increase in passenger revenue due to a 6.5% increase in the average fare as well as a 5.5% increase in revenue passengers.
•Operating expenses per available seat mile increased by 3.5% to 11.88 cents. Excluding fuel and profit sharing, our cost per available seat mile increased 5.1%.
•We generated $541 million in cash from operations.
•We sold our subsidiary, LiveTV, resulting in a pre-tax gain on the sale of $241 million for the six-months ended June 30, 2014.

Balance Sheet
We ended the quarter with unrestricted cash, cash equivalents and short-term investments of $797 million and undrawn lines of credit of $550 million. Our unrestricted cash, cash equivalents and short-term investments is at approximately 14% of trailing twelve months revenue. We increased the number of unencumbered aircraft by 13 over the quarter, bringing the total to 34 as of June 30, 2014.
Network
As part of our ongoing network initiatives and route optimization efforts, we continued to make schedule and frequency adjustments throughout the second quarter of 2014, including the announcement of our first intra-Florida route from Fort Lauderdale-Hollywood to Jacksonville scheduled to start in the fourth quarter.
Sale of LiveTV
On June 10, 2014, we completed the sale of our wholly owned subsidiary, LiveTV, LLC to Thales Holding Corporation which resulted in a pre-tax gain on the sale of $241 million and a post-tax gain on the sale of $168 million. The capital gain generated from the sale of LiveTV resulted in the release of a valuation allowance related to the capital loss deferred tax asset of $19 million. The agreement between JetBlue and Thales is subject to post-closing purchase price adjustments, which we expect to be finalized later this year. We used sale proceeds to reduce our invested capital base, including prepayment of debt, releasing 14 previously encumbered aircraft.
Outlook for 2014
For the full year, we estimate our operating capacity will increase approximately 4.0% to 6.0% over 2013. This growth will be funded by the addition of six Airbus A321 aircraft to our operating fleet through the remainder of the year as well as the addition of new destinations and route pairings based upon market demand. Our cost per available seat mile, CASM, excluding fuel and profit sharing (1) for the full year is expected to increase by 2.5% to 4.5% over 2013 as a result of =increases relating to salaries, wages and benefits, primarily due to pilot compensation as well as increases in depreciation and landing fees.

(1) Refer to our "Regulation G Reconciliation" note below for more information on this non-GAAP measure

RESULTS OF OPERATIONS
Second Quarter 2014 vs. 2013
Overview
We reported net income of $230 million, an operating income of $141 million and an operating margin of 9.4% for the three months ended June 30, 2014. This compares to net income of $36 million, operating income of $102 million and an operating margin of 7.6% for the three months ended June 30, 2013. Diluted earnings per share was $0.68 for the second quarter quarter of 2014 compares to $0.11 for the same period in 2013.
Our on-time performance, defined by the Department of Transportation, DOT, as arrival within 14 minutes of scheduled arrival, was 78.9% in the second quarter of 2014 compared to 73.9% for the same period in 2013; our completion factor was 98.3% in the second quarter of 2014 and 99.4% in the same period in 2013. Our on-time performance remains challenged by our concentration of operations in the northeast of the U.S., one of the world's most congested airspaces.

Operating Revenues

	Three Months Ended June 30,		Year-over-Year Change
(Revenues in millions; percent changes based on unrounded numbers)	2014	2013	$	%
Passenger Revenue	$1,372	$1,222	$150	12.4
Other Revenue	121	113	8	7.0
Operating Revenues	$1,493	$1,335	$158	11.9

Average Fare	$167.80	$157.51	$10.29	6.5
Yield per passenger mile (cents)	14.25	13.40	0.85	6.3
Passenger revenue per ASM (cents)	12.05	11.37	0.68	6.0
Operating revenue per ASM (cents)	13.12	12.42	0.70	5.6
Average stage length (miles)	1,088	1,088	—	—
Revenue passengers (thousands)	8,179	7,753	426	5.5
Revenue passenger miles (millions)	9,632	9,115	517	5.7
Available Seat Miles (ASMs) (millions)	11,386	10,741	645	6.0
Load Factor	84.6%	84.9%		(0.3)	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue as well as revenue from our ancillary product offerings such as EvenMore™ Space. The increase in passenger revenues of $150 million, or 12.4%, for the three months ended June 30, 2014 compared to the same period in 2013 was mainly attributable to the 6.0% increase in capacity and 6.3% increase in the yield per passenger mile.

Operating Expenses
In detail, operating costs per available seat mile were as follows:

	Three Months Ended June 30,		Year-over-Year Change		Cents per ASM
(in millions; per ASM data in cents; percent changes based on unrounded numbers)	2014	2013	$	%	2014	2013	% Change
Aircraft fuel and related taxes	$497	$465	$32	6.9	4.37	4.33	0.9
Salaries, wages and benefits	316	279	37	13.2	2.78	2.60	6.9
Landing fees and other rents	83	80	3	5.0	0.73	0.74	(1.4)
Depreciation and amortization	77	71	6	9.8	0.68	0.66	3.0
Aircraft rent	31	33	(2)	(4.8)	0.27	0.30	(10.0)
Sales and marketing	69	53	16	27.3	0.61	0.50	22.0
Maintenance materials and repairs	102	111	(9)	(7.7)	0.90	1.03	(12.6)
Other operating expenses	177	141	36	25.2	1.54	1.32	16.7
Total operating expenses	$1,352	$1,233	$119	9.8%	11.88	11.48	3.5%
Our operating expenses contain variable costs that increased due to a 5.9% increase in departures and a 6.0% increase in operating capacity.
Aircraft Fuel and Hedging
Aircraft fuel and related taxes increased by $32 million, or 6.9% during the second quarter of 2014 compared to the same period in 2013 and remains our largest expense category, representing approximately 37% of our total operating expenses. The average number of aircraft operating during the second quarter of 2014, compared to the same period in 2013, increased by 5.9%, our fuel consumption increased by 6.0%, or 9 million gallons, and the average fuel price per gallon for the second quarter of 2014 increased by 0.9% to $3.09. Losses upon settlement of effective fuel hedges during the second quarter 2014 were $2 million versus losses of $4 million during the same period in 2013.
Salaries, Wages and Benefits
Salaries, wages and benefits increased $37 million, or 13.2% for the three months ended June 30, 2014 compared to the same period in 2013. The primary driver was wage rate increases in 2014 as well as additional headcount due to increased ASMs and to address the new FAA flight, duty and rest regulations.
Depreciation and Amortization
Depreciation and amortization increased $6 million, or 9.8%, primarily due to primarily due to having an average of 135 owned and capital leased aircraft in service in 2014 compared to 123 in 2013.
Sales and Marketing
Sales and marketing increased $16 million, or 27.3%, for the three months ended June 30, 2014 compared to the same period in 2013. In 2014 we launched a large scale advertising campaign across the northeast of the U.S. during spring to help boost our summer revenue. The 2013 campaign was on a smaller scale.
Maintenance Materials and Repairs
Maintenance materials and repairs decreased $9 million, or 7.7%, for the three months ended June 30, 2014 compared to the same period in 2013. For the three months ended June 30, 2013, maintenance expense was higher as a result of unplanned EMBRAER 190 aircraft engine removals and performance restorations. In the latter half of 2013 we finalized a flight-hour based maintenance and repair agreement for these engines, improving the predictability of these expenses.

Six Months Ended June 30, 2014 vs. 2013
Overview
We reported net income of $234 million, an operating income of $182 million and an operating margin of 6.4% for the six months ended June 30, 2014. This compares to net income of $50 million, operating income of $161 million and an operating margin of 6.1% for the six months ended June 30, 2013. Diluted earnings per share was $0.69 for the six months ended June 30, 2014 compares to $0.16 for the same period in 2013.
Approximately 80% of our operations are centered in and around the heavily populated northeast corridor of the U.S., which includes the New York and Boston metropolitan areas. During the first three months of 2014 this area experienced one of the coldest winters in 20 years, with New York City and Boston each experiencing over 57 inches of snow. These weather conditions lead to the cancellation of approximately 4,100 flights, nearly double the amount we canceled in the whole of 2013. These cancellations resulted in a negative impact on of our first quarter seat revenue as well as ancillary revenue such as change fees due to our policy of waiving these fees during more severe weather events.
Operating Revenues

	Six Months Ended June 30,		Year-over-Year Change
(Revenues in millions; percent changes based on unrounded numbers)	2014	2013	$	%
Passenger Revenue	$2,602	$2,408	$194	8.1
Other Revenue	240	226	14	6.5
Operating Revenues	$2,842	$2,634	$208	7.9

Average Fare	$167.75	$159.95	$7.80	4.9
Yield per passenger mile (cents)	14.22	13.66	0.56	4.1
Passenger revenue per ASM (cents)	11.93	11.53	0.40	3.5
Operating revenue per ASM (cents)	13.04	12.61	0.43	3.4
Average stage length (miles)	1,091	1,090	1	0.1
Revenue passengers (thousands)	15,512	15,053	459	3.1
Revenue passenger miles (millions)	18,294	17,621	673	3.8
Available Seat Miles (ASMs) (millions)	21,805	20,881	924	4.4
Load Factor	83.9%	84.4%		(0.5)	pts.
The increase in passenger revenues of $194 million, or 8.1%, for the six months ended June 30, 2014 compared to the same period in 2013 was mainly attributable to the 4.4% increase in capacity and 4.1% increase in the yield per passenger mile.

Operating Expenses
In detail, operating costs per available seat mile were as follows (percent changes are based on unrounded numbers):

	Six Months Ended June 30,		Year-over-Year Change		Cents per ASM
(in millions; per ASM data in cents; percent changes based on unrounded numbers)	2014	2013	$	%	2014	2013	% Change
Aircraft fuel and related taxes	$961	$932	$29	3.1	4.41	4.46	(1.1)
Salaries, wages and benefits	645	559	86	15.4	2.96	2.68	10.4
Landing fees and other rents	160	150	10	6.7	0.73	0.72	1.4
Depreciation and amortization	155	139	16	11.8	0.71	0.66	7.6
Aircraft rent	62	65	(3)	(4.0)	0.28	0.31	(9.7)
Sales and marketing	123	103	20	18.5	0.56	0.50	12.0
Maintenance materials and repairs	196	225	(29)	(12.8)	0.90	1.08	(16.7)
Other operating expenses	358	300	58	19.7	1.65	1.43	15.4
Total operating expenses	$2,660	$2,473	$187	7.6%	12.20	11.84	3.0%
Our operating expenses contain variable costs that increased due to a 4.1% increase in departures and a 4.4% increase in operating capacity.
Aircraft Fuel and Hedging
Aircraft fuel expense increased $29 million, or 3.1%, and represented approximately 36% of our total operating expenses. Fuel consumption increased by 15 million gallons or 5.0% mainly due to a 6.5% increase in the average number of operating aircraft in 2014 compared to 2013 as well as a 4.1% increase in departures. This was offset slightly by a decrease in the average fuel cost per gallon from $3.17 in 2013 to $3.11 in 2014. Losses upon settlement of effective fuel hedges during 2014 were $3 million versus losses upon settlement of effective fuel hedges during the same period in 2013 of $4 million.
Salaries, Wages and Benefits
Salaries, wages and benefits increased $86 million or 15.4%. The primary driver was wage rate increases in 2014 as well as additional headcount due to increased ASMs and to address the new FAA flight, duty and rest regulations. The prolonged harsh winter weather throughout the first quarter of 2014 resulted in higher than expected salaries for our front-line employees, the majority of whom are paid on an hourly basis. Finally, our average number of full-time equivalent employees in the six months ended June 30, 2014 increased by 3.3% compared to the same period in 2013.
Depreciation and Amortization
Depreciation and amortization increased approximately $16 million, or 11.8%, primarily due to primarily due to having an average of 134 owned and capital leased aircraft in service in 2014 compared to 122 in 2013.
Sales and Marketing
Sales and marketing increased $20 million, or 18.5%, for the six months ended June 30, 2014 compared to the same period in 2013. In 2014 we launched a large scale advertising campaign across the Northeast during spring to help boost our summer revenue. The 2013 campaign was on a smaller scale.
Maintenance Materials and Repairs
Maintenance materials and repairs decreased approximately $29 million, or 12.8%, for the six months ended June 30, 2014 compared to 2013. For the six months ended June 30, 2013, maintenance expense increased was higher as a result of unplanned EMBRAER 190 aircraft engine removals and performance restorations. In the latter half of 2013 we finalized a flight-hour based maintenance and repair agreement for these engines, improving the predictability of these expenses.

The following table sets forth our operating statistics for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
	2014	2013	%		2014	2013	%
Operating Statistics:
Revenue passengers (thousands)	8,179	7,753	5.5		15,512	15,053	3.1
Revenue passenger miles (millions)	9,632	9,115	5.7		18,294	17,621	3.8
Available seat miles (ASMs) (millions)	11,386	10,741	6.0		21,805	20,881	4.4
Load factor	84.6%	84.9%	(0.3)	pts.	83.9%	84.4%	(0.5)	pts.
Aircraft utilization (hours per day)	12.0	12.2	(1.9)		11.8	12.0	(1.9)

Average fare	$167.80	$157.51	6.5		$167.75	$159.95	4.9
Yield per passenger mile (cents)	14.25	13.40	6.3		14.22	13.66	4.1
Passenger revenue per ASM (cents)	12.05	11.37	6.0		11.93	11.53	3.5
Operating revenue per ASM (cents)	13.12	12.42	5.6		13.04	12.61	3.4
Operating expense per ASM (cents)	11.88	11.48	3.5		12.20	11.84	3.0
Operating expense per ASM, excluding fuel (cents)	7.51	7.15	5.1		7.79	7.38	5.6
Operating expense per ASM, excluding fuel & profit sharing (cents) (1)	7.51	7.15	5.1		7.79	7.38	5.6
Airline operating expense per ASM (cents) (2)	11.73	11.36	3.3		12.03	11.70	2.8

Departures	74,917	70,722	5.9		143,069	137,495	4.1
Average stage length (miles)	1,088	1,088	—		1,091	1,090	0.1
Average number of operating aircraft during period	193.9	183.1	5.9		193.4	181.7	6.5
Average fuel cost per gallon, including fuel taxes	$3.09	$3.06	0.9		$3.11	$3.17	(1.8)
Fuel gallons consumed (millions)	161	152	6.0		309	294	5.0
Full-time equivalent employees at period end (2)					13,162	12,743	3.3
__________________________

(1)	Refer to our “Regulation G Reconciliation” note below for more information on this non-GAAP measure.

(2)	Excludes operating expenses and employees of LiveTV, LLC, which are unrelated to our airline operations and no longer part of JetBlue as at June 30, 2014.

Although we experienced revenue growth throughout 2013 as well as in the first two quarters of 2014, this trend may not continue. We expect our expenses to continue to increase as we acquire additional aircraft, as our fleet ages and as we expand the frequency of flights in existing markets and enter into new markets. Accordingly, the comparison of the financial data for the quarterly periods presented may not be meaningful. In addition, we expect our operating results to fluctuate significantly from quarter-to-quarter in the future as a result of various factors, many of which are outside of our control. Consequently, we believe quarter-to-quarter comparisons of our operating results may not necessarily be meaningful; you should not rely on our results for any one quarter as an indication of our future performance.

LIQUIDITY AND CAPITAL RESOURCES
The airline business is capital intensive. Our ability to successfully execute our growth plans is largely dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business depends on maintaining sufficient liquidity. We believe we have adequate resources from a combination of cash and cash equivalents, investment securities on hand and two available lines of credit. Additionally, as of June 30, 2014, we had 34 unencumbered aircraft and 35 unencumbered spare engines that we believe could be an additional source of liquidity, if necessary.
We believe a healthy liquidity position is crucial to our ability to weather any part of the economic cycle while continuing to execute on our plans for profitable growth and increased returns. Our goal is to continue to be diligent with our liquidity, maintaining financial flexibility and allowing for prudent capital spending.
At June 30, 2014, we had unrestricted cash and cash equivalents of $454 million and short-term investments of $343 million compared to unrestricted cash and cash equivalents of $225 million and short-term investments of $402 million at December 31, 2013. We believe our current level of unrestricted cash, cash equivalents and short-term investments of approximately 14% of trailing twelve months revenue, combined with our available line of credits and portfolio of unencumbered assets provides us with a strong liquidity position and the potential for higher returns on cash deployment.
Analysis of Cash Flows
Operating Activities
We rely primarily on operating cash flows to provide working capital for current and future operations. Cash flows from operating activities were $541 million and $402 million for the six months ended June 30, 2014 and 2013, respectively.
Investing Activities
During the six months ended June 30, 2014, capital expenditures related to our purchase of flight equipment included $70 million for flight equipment deposits, $50 million related to the purchase of one Airbus A321 aircraft, $19 million for spare part purchases, $29 million in work-in-progress relating to flight equipment and $2 million relating to other activities. Capital expenditures also include the purchase of the Slots at Reagan National Airport for $75 million, other property and equipment including ground equipment purchases and facilities improvements for $115 million and LiveTV inflight entertainment equipment inventory for $20 million. Investing activities also include the proceeds from the sale of LiveTV for $391 million and the net proceeds of $41 million from investment securities.
During the six months ended June 30, 2013, capital expenditures related to our purchase of flight equipment included $173 million for six aircraft, $10 million for flight equipment deposits and $18 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases, facilities improvements and LiveTV inflight-entertainment equipment inventory were $76 million, including $25 million in T5i project related costs. Investing activities also include the net purchase of $71 million in investment securities.
Financing Activities
Financing activities for the six months ended June 30, 2014 consisted of scheduled repayment of $281 million of debt and capital lease obligations, $306 million of debt prepayment, our issuance of $307 million in fixed rate equipment notes secured by 18 aircraft, the acquisition of $82 million in treasury shares related to our share repurchase program and the repayment of $7 million in principal related to our construction obligation for T5. We may in the future issue, in one or more offerings, debt securities, pass-through certificates, common stock, preferred stock and/or other securities.
Financing activities for the six months ended June 30, 2013 consisted of scheduled maturities of $152 million of debt and capital lease obligations, our issuance of $120 million in fixed rate equipment notes secured by five aircraft, the refunding of our Series 2005 GOAA bonds with proceeds of $43 million from the issuance of new 2013 GOAA bonds, the repayment of $6 million in principal related to our construction obligation for Terminal 5 and the acquisition of $8 million in treasury shares related to our share repurchase program and the withholding of taxes upon the vesting of restricted stock units.
Working Capital
We had a working capital deficit of $669 million and $818 million at June 30, 2014 and December 31, 2013, respectively. Working capital deficits can be customary in the airline industry since air traffic liability is classified as a current liability. Our working capital deficit decreased by $149 million due to several factors including a decrease in the balance of current debt maturities as well as an overall increase in our cash balances. These were slightly offset by an increase in air traffic liability as a result of seasonal travel trends.

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
Our scheduled debt maturities are expected to increase over the next five years, with a scheduled peak in 2016 of $462 million. As part of our efforts to effectively manage our balance sheet and improve Return on Invested Capital, or ROIC, we expect to continue to actively manage our debt balances. Our approach to debt management includes managing: the mix of fixed vs. floating rate debt, annual maturities of debt, and the weighted average cost of debt. Further, we intend to continue to opportunistically pre-purchase outstanding debt when market conditions and terms are favorable as well as when excess liquidity is available. The proceeds from the sale of LiveTV were allocated to debt reduction and share buybacks which are ROIC accretive. Additionally, our unencumbered assets, including 34 aircraft and 35 engines, allow some flexibility in managing our cost of debt and capital requirements.
Contractual Obligations
Our noncancelable contractual obligations at June 30, 2014, include the following (in millions):

	Payments due in
	Total	2014	2015	2016	2017	2018	Thereafter
Debt and capital lease obligations (1)	$3,105	$250	$370	$555	$285	$305	$1,340
Lease commitments	1,540	120	220	155	130	125	790
Flight equipment purchase obligations	6,685	310	660	785	835	855	3,240
Other obligations (2)	4,165	640	590	565	480	480	1,410
Total	$15,495	$1,320	$1,840	$2,060	$1,730	$1,765	$6,780
____________________________

(1)	Includes actual interest and estimated interest for floating-rate debt based on June 30, 2014 rates.

(2)	Amounts include noncancelable commitments for the purchase of goods and services.

We are subject to certain collateral ratio requirements in our spare engine financing issued in December 2007. If we fail to maintain these collateral ratios we are required to provide additional collateral or redeem some or all of the equipment notes so the ratios are met. As of June 30, 2014, we were in compliance with the covenants of our debt and lease agreements. We have approximately $33 million of restricted cash pledged under standby letters of credit related to certain of our leases that will expire at the end of the related lease terms.
As of June 30, 2014, we operated a fleet of five Airbus A321 aircraft, 130 Airbus A320 aircraft and 60 EMBRAER 190 aircraft. In addition, two Airbus A321 aircraft were delivered during the quarter and we expect to place them into service during the third quarter. Of our fleet, 131 were owned by us, 60 were leased under operating leases and six were leased under capital leases. As of June 30, 2014, the average age of our operating fleet was 7.5 years and our firm aircraft order was as follows:

	Firm
Year	Airbus A320	Airbus A320 neo	Airbus A321	Airbus A321 neo	EMBRAER 190	Total

2014	—	—	6	—	—	6
2015	—	—	12	—	—	12
2016	3	—	12	—	—	15
2017	—	—	15	—	—	15
2018	—	5	1	9	—	15
2019	—	—	—	15	—	15
2020	—	9	—	6	10	25
2021	—	16	—	—	7	23
2022	—	—	—	—	7	7
	3	30	46	30	24	133
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
For the remainder of our firm aircraft deliveries in 2014 we have secured financing for one aircraft and we anticipate paying cash for the remainder. For deliveries after 2014, although we believe debt and/or lease financing should be available for our remaining aircraft deliveries, we cannot give any assurance that we will be able to secure financing on attractive terms, if at all. While these financings may or may not result in an increase in liabilities on our balance sheet, our fixed costs will increase significantly regardless of the financing method ultimately chosen. To the extent we cannot secure financing on terms we deem attractive, we may be required to pay in cash, further modify our aircraft acquisition plans or incur higher than anticipated financing costs.
Capital expenditures for non-aircraft such as facility improvements, spare parts and aircraft improvements are expected to be approximately $135 million for the remainder of 2014.
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
Off-Balance Sheet Arrangements
None of our operating lease obligations are reflected on our balance sheet. Although some of our aircraft lease arrangements are with variable interest entities, as defined by the Consolidations topic of the Codification, none of them require consolidation in our financial statements. The decision to finance these aircraft through operating leases rather than through debt was based on an analysis of the cash flows and tax consequences of each financing alternative and a consideration of liquidity implications. We are responsible for all maintenance, insurance and other costs associated with operating these aircraft; however, we have not made any residual value or other guarantees to our lessors.
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
We believe this non-GAAP measure provides a meaningful comparison of our results to others in the airline industry and our prior year results.  Investors should consider this non-GAAP financial measure in addition to, and not as a substitute for, our financial performance measures prepared in accordance with GAAP.  Further, our non-GAAP information may be different from the non-GAAP information provided by other companies.

RECONCILIATION OF OPERATING EXPENSE PER ASM, EXCLUDING FUEL AND PROFIT SHARING
(dollars in millions, per ASM data in cents)
(unaudited)
	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	$	per ASM	$	per ASM	$	per ASM	$	per ASM
Total operating expenses	$1,352	11.88	$1,233	11.48	$2,660	12.20	$2,473	11.84
Less: Aircraft fuel and related taxes	497	4.37	465	4.33	961	4.41	932	4.46
Operating expenses, excluding fuel	855	7.51	768	7.15	1,699	7.79	1,541	7.38
Less: Profit sharing	—	—	—	—	—	—	—	—
Operating expense, excluding fuel and profit sharing	$855	7.51	$768	7.15	$1,699	7.79	$1,541	7.38

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2013 Form 10-K, except as follows:
Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the June 30, 2014 cost per gallon of fuel. Based on projected 2014 fuel consumption, including the impact of our hedging position, such an increase would result in an increase to aircraft fuel expense of approximately $206 million in 2014. This is compared to an estimated $190 million for 2013 measured as of June 30, 2013. As of June 30, 2014, we had hedged approximately 25% of our projected 2014 fuel requirements. All hedge contracts existing at June 30, 2014 settle by December 31, 2015. The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts. Refer to Note 8 in our unaudited condensed consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $1.8 billion of our debt and capital lease obligations, with the remaining $0.6 billion having floating interest rates. As of June 30, 2014, if interest rates were, on average, 100 basis points higher in 2014 than they were during 2013, our annual interest expense would increase by approximately $7 million. This is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
If interest rates were to average 10% lower in 2014 than they did during 2013, our interest income from cash and investment balances would remain relatively constant. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents and investment securities balances at June 30, 2014 and December 31, 2013.
Fixed Rate Debt
On June 30, 2014, our $230 million aggregate principal amount of convertible debt had an estimated fair value of $535 million, based on quoted market prices.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure.  Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2014.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the fiscal quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business, we are party to various legal proceedings and claims which we believe are incidental to the operation of our business. Refer to Note 7 in our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information.

Item 1A. RISK FACTORS
Item 1A Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2013, or our 2013 Form 10-K, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, or our first quarter 2014 Form 10-Q, includes a discussion of our risk factors. There have been no significant changes from the risk factors described in our 2013 Form 10-K and in our first quarter 2014 Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In September 2012, the Board authorized a five year share repurchase program of up to 25 million shares under which we have repurchased a total of 11.3 million shares of our common stock for approximately $87 million at an average price of $7.74 per share as of the filing of this Report. In March 2014, JetBlue continued with its previously announced share repurchase program, repurchasing 1.6 million shares of common stock on the open market structured pursuant to Rule 10b5-1 under the Exchange Act. This repurchase plan was terminated on May 28, 2014. On May 29, 2014, JetBlue announced that it entered into an accelerated share repurchase, or ASR, agreement with JP Morgan paying $60 million for approximately 5.1 million shares. JetBlue anticipates purchasing a total number of shares based on the volume weighted average prices of JetBlue's common stock during the term of the ASR, which is expected to be completed by the end of the third quarter of 2014. We may adjust or change our share repurchase practices based on market conditions and other alternatives.
During the second quarter of 2014 the following shares were repurchased under the program:

Period	Total Number of Shares Purchased		Average price paid per share		Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet to be purchased under the program
April 2014	719,875		$8.43		719,875
May 2014	5,934,365	(1)	$—	(1)	5,934,365
Total	6,654,240				6,654,240	13,738,190
(1) During May 2014, JetBlue repurchased 855,000 shares of its common stock via its open market share repurchase program at an average price of $8.65 per share. JetBlue additionally paid $60 million as part of its ASR agreement for an initial delivery of 5,079,365 shares based on a price of $9.45 per share, the closing price of JetBlue's common stock on May 28, 2014. The total number of shares expected to be purchased by JetBlue will be based on the volume weighted average prices of JetBlue's common stock during the term of the ASR.

ITEM 5. OTHER INFORMATION
Iran Sanctions Disclosure
Pursuant to Section 13(r) of the Securities Exchange Act of 1934, or the Exchange Act, if during the period covered by this Report, JetBlue or any of its affiliates have engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, JetBlue would be required to disclose information regarding such transactions in our Annual Report as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, or ITRA. During the second quarter of 2014, JetBlue did not engage in any reportable transactions with Iran or with persons or entities related to Iran.
Deutsche Lufthansa AG, or Lufthansa, is a stockholder of approximately 16% of JetBlue's outstanding shares of common stock and has two representatives on our Board of Directors. Accordingly, it may be deemed an “affiliate” of JetBlue, as the term is defined in Exchange Act Rule 12b-2. In response to our inquiries, Lufthansa has informed us it does not engage in transactions that would be disclosable under ITRA Section 219. However, Lufthansa informed us it does provide air transportation services from Frankfurt, Germany to Tehran, Iran pursuant to Air Transport Agreements between the respective governments. Accordingly, Lufthansa may have agreements in place to support such air transportation services with the appropriate agencies or entities, such as landing or overflight fees, handling fees or technical/refueling fees. In addition, there may be additional civil aviation related dealings with Iran Air as part of typical airline to airline interactions. In response to our inquiry, Lufthansa did not specify the total revenue it receives in connection with the foregoing transactions, but confirmed the transactions are not prohibited under any applicable laws.

ITEM 6. EXHIBITS
Exhibits: See accompanying Exhibit Index included after the signature page of this Report for a list of the exhibits filed or furnished with this Report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)
Date:	August 1, 2014	By:	/s/ MARK D. POWERS
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and in his capacity as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1
JetBlue Airways Corporation Separation and General Release Agreement between JetBlue Airways Corporation and Robert Maruster, dated June 3, 2014, incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K on June 11, 2014.†

10.2	Amended and Restated Purchase Agreement between JetBlue Airways Corporation and Thales Holding Corporation, dated June 10, 2014.

10.3	JetBlue Airways Corporation Severance Plan, dated May 22, 2014, incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K on May 28, 2014.†

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Certification Pursuant to Section 1350, furnished herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________________
†Management contract or compensatory plan, contract or arrangement.