Form 10-Q
period 2014-09-30
JETBLUE AIRWAYS CORP
filed 2014-10-31
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐           No ☑
As of September 30, 2014, there were 291,811,585 shares outstanding of the registrant’s common stock, par value $.01.

JetBlue Airways Corporation
FORM 10-Q
INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets - September 30, 2014 and December 31, 2013	3
Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2014 and 2013	5
Consolidated Statements of Comprehensive Income - Three and Nine Months Ended September 30, 2014 and 2013	6
Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2014 and 2013	7
Notes to Condensed Consolidated Financial Statements	8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 5. Other Information	34
Item 6. Exhibits	34
EX-10.1
EX-12.1
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except share and per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$449	$225
Investment securities	293	402
Receivables, less allowance (2014-$6; 2013-$6)	145	129
Prepaid expenses and other	328	300
Total current assets	1,215	1,056
PROPERTY AND EQUIPMENT
Flight equipment	6,019	5,778
Predelivery deposits for flight equipment	220	181
	6,239	5,959
Less accumulated depreciation	1,303	1,185
	4,936	4,774
Other property and equipment	794	688
Less accumulated depreciation	252	251
	542	437
Assets constructed for others	561	561
Less accumulated depreciation	133	116
	428	445
Total property and equipment	5,906	5,656
OTHER ASSETS
Investment securities	122	114
Restricted cash	64	57
Other	434	467
Total other assets	620	638
TOTAL ASSETS	$7,741	$7,350

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except share and per share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$196	$180
Air traffic liability	1,021	825
Accrued salaries, wages and benefits	180	171
Other accrued liabilities	244	229
Current maturities of long-term debt and capital leases	274	469
Total current liabilities	1,915	1,874

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	2,088	2,116

CONSTRUCTION OBLIGATION	491	501

DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	769	605
Other	92	120
	861	725
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900,000,000 shares authorized, 350,797,450 and 346,489,574 shares issued and 291,811,585 and 295,587,126 shares outstanding at September 30, 2014 and December 31, 2013, respectively	4	3
Treasury stock, at cost; 58,986,865 and 50,902,448 shares at September 30, 2014 and December 31, 2013, respectively	(125)	(43)
Additional paid-in capital	1,605	1,573
Retained earnings	914	601
Accumulated other comprehensive loss	(12)	—
Total stockholders’ equity	2,386	2,134
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,741	$7,350

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
OPERATING REVENUES
Passenger	$1,414	$1,321	$4,016	$3,729
Other	115	121	355	347
Total operating revenues	1,529	1,442	4,371	4,076
OPERATING EXPENSES
Aircraft fuel and related taxes	515	501	1,476	1,433
Salaries, wages and benefits	318	283	963	842
Landing fees and other rents	88	81	248	231
Depreciation and amortization	79	73	234	212
Aircraft rent	31	32	93	97
Sales and marketing	59	60	182	163
Maintenance materials and repairs	109	109	305	334
Other operating expenses	166	151	524	451
Total operating expenses	1,365	1,290	4,025	3,763

OPERATING INCOME	164	152	346	313

OTHER INCOME (EXPENSE)
Interest expense	(37)	(40)	(113)	(123)
Capitalized interest	4	4	11	11
Interest income (expense) and other	1	3	(2)	1
Gain on sale of subsidiary	—	—	241	—
Total other income (expense)	(32)	(33)	137	(111)

INCOME BEFORE INCOME TAXES	132	119	483	202

Income tax expense	53	48	170	81

NET INCOME	$79	$71	$313	$121

EARNINGS PER COMMON SHARE:
Basic	$0.27	$0.25	$1.07	$0.43
Diluted	$0.24	$0.21	$0.93	$0.38

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended September 30,
	2014	2013
NET INCOME	$79	$71
Changes in fair value of derivative instruments, net of reclassifications into earnings (net of $(11) and $6 of taxes in 2014 and 2013, respectively)	(16)	11
Total other comprehensive income (loss)	(16)	11
COMPREHENSIVE INCOME	$63	$82

	Nine Months Ended September 30,
	2014	2013
NET INCOME	$313	$121
Changes in fair value of derivative instruments, net of reclassifications into earnings (net of $(8) and $2 of taxes in 2014 and 2013, respectively)	(12)	3
Total other comprehensive income (loss)	$(12)	$3
COMPREHENSIVE INCOME	$301	$124

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in millions)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$313	$121
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	157	78
Depreciation	197	188
Amortization	43	35
Stock-based compensation	16	10
Losses on sale of assets, debt extinguishment, and customer contract termination	3	4
Gain on sale of subsidiary	(241)	—
Collateral returned for derivative instruments	1	6
Changes in certain operating assets and liabilities	208	108
Other, net	27	15
Net cash provided by operating activities	724	565
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(498)	(342)
Predelivery deposits for flight equipment	(99)	(13)
Proceeds from sale and disposition of assets	—	8
Proceeds from sale of subsidiary	393	—
Purchase of held-to-maturity investments	(194)	(142)
Proceeds from the maturities of held-to-maturity investments	236	182
Purchase of available-for-sale securities	(335)	(378)
Proceeds from the sale of available-for-sale securities	388	349
Other, net	(4)	(4)
Net cash used in investing activities	(113)	(340)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	13	4
Issuance of long-term debt	342	254
Short-term borrowings and lines of credit	—	190
Repayment of long-term debt and capital lease obligations	(648)	(270)
Repayment of short-term borrowings and lines of credit	—	(190)
Acquisition of treasury stock	(82)	(8)
Other, net	(12)	(14)
Net cash used in financing activities	(387)	(34)
INCREASE IN CASH AND CASH EQUIVALENTS	224	191
Cash and cash equivalents at beginning of period	225	182
Cash and cash equivalents at end of period	$449	$373

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
September 30, 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
JetBlue predominately provides air transportation services across the United States, the Caribbean and Latin America. Our condensed consolidated financial statements include the accounts of JetBlue Airways Corporation, or JetBlue, and our subsidiaries which are collectively referred to as “we” or the “Company”. All majority-owned subsidiaries are consolidated on a line by line basis, with all intercompany transactions and balances having been eliminated. In June 2014, LiveTV, LLC, its subsidiaries LTV Global, Inc, and LiveTV International, Inc., collectively LiveTV, were sold to Thales Holding Corporation and ceased to be subsidiaries of JetBlue. In September 2014, LiveTV Satellite Communications, LLC, a subsidiary of LiveTV, LLC, was sold to Thales Holding Corporation and ceased to be a subsidiary of JetBlue. Following the close of the sale on June 10, 2014 and September 25, 2014, the transferred LiveTV operations are no longer presented in our condensed consolidated financial statements. Refer to Note 10 for more details on the sales. These condensed consolidated financial statements and related notes should be read in conjunction with our 2013 audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, or our 2013 Form 10-K.
These condensed consolidated financial statements are unaudited and have been prepared by us following the rules and regulations of the Securities and Exchange Commission, or the SEC. In our opinion they reflect all adjustments, including normal recurring items, that are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, have been condensed or omitted as permitted by such rules and regulations; however, we believe that the disclosures are adequate to make the information presented to not be misleading. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for the entire fiscal year.
Investment securities
Investment securities consist of available-for-sale investment securities and held-to-maturity investment securities. We use a specific identification method to determine the cost of the securities when they are sold.
Held-to-maturity investment securities. The contractual maturities of the corporate bonds we held as of September 30, 2014 were not greater than 24 months. We did not record any significant gains or losses on these securities during the three and nine months ended September 30, 2014 or 2013. The estimated fair value of these investments approximated their carrying value as of September 30, 2014 and December 31, 2013, respectively.
The carrying values of investment securities consisted of the following at September 30, 2014 and December 31, 2013 (in millions):

	September 30, 2014	December 31, 2013
	(unaudited)
Available-for-sale securities
Time deposits	$135	$70
Commercial paper	—	118
	135	188
Held-to-maturity securities
Corporate bonds	$229	$275
Time deposits	51	53
	280	328

Total	$415	$516

Intangible Assets
Our intangible assets consist primarily of acquired take-off and landing slots, or Slots, at certain domestic airports. Slots are the rights to take-off or land at a specific airport during a specific time period of the day and are a means by which airport capacity and congestion can be managed. We account for Slots at High Density airports, including Ronald Reagan National Airport in Washington, D.C., or Reagan National, LaGuardia Airport, or LaGuardia, and John F. Kennedy International Airport, or JFK, both in New York City as indefinite life intangible assets which results in no amortization expense. Slots at other airports are amortized on a straight-line basis over their expected useful lives, up to 15 years. As of December 31, 2013, we changed our estimated lives for Slots at High Density Airports from 15 years to indefinite life. We incurred amortization expense of $4 million and $5 million related to Slots at High Density Airports for the nine months ended September 30, 2013 and the 12 months ended December 31, 2013, respectively.
In March 2014, we completed the purchase of 24 Slots at Reagan National for $75 million. We started using these Slots in the second half of 2014 and continue to announce new routes. Consistent with our accounting treatment for Slots at all High Density Airports, we have assigned these assets an indefinite life.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers, as a topic of the Accounting Standards CodificationTM, or Codification, which supersedes existing revenue recognition guidance. Under the new standard, a company will recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. The standard is effective for public companies for annual periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. Early adoption is not permitted. We are currently evaluating the impact of adopting this standard will have on our consolidated financial statements.

NOTE 2 — SHARE-BASED COMPENSATION
During the nine months ended September 30, 2014, 2.6 million restricted stock units vested and 1.9 million restricted stock units were granted under the 2011 Incentive Compensation Plan and the Amended and Restated 2002 Stock Incentive Plan.

NOTE 3 — LONG TERM DEBT, SHORT TERM BORROWINGS, AND CAPITAL LEASE OBLIGATIONS
During the nine months ended September 30, 2014, we made scheduled principal payments of $342 million on our outstanding long-term debt and capital lease obligations. This included the final payment on the Series 2004-1 Enhanced Equipment Trust Certificate, or EETC, of $188 million and resulted in 13 aircraft becoming unencumbered. In June 2014, we used some of the proceeds from the sale of LiveTV and prepaid $299 million of floating rate outstanding principal secured by 14 Airbus A320 aircraft which are now unencumbered. In May 2014, we prepaid $7 million of outstanding principal relating to five previously encumbered spare engines.
In March 2014, we completed a private placement of $226 million in pass-through certificates, Series 2013-1. The certificates were issued by a pass-through trust and are not obligations of JetBlue. The proceeds from the issuance of the pass-through certificates were used to purchase equipment notes issued by JetBlue and secured by 14 of our previously unencumbered aircraft. Principal and interest are payable semiannually, starting in September 2014.
During the nine months ended September 30, 2014, we issued $116 million in fixed rate equipment notes due through 2024. These notes are secured by two Airbus A321 aircraft that were delivered during the period and two previously unencumbered EMBRAER 190 aircraft. During the nine months ended September 30, 2014, we also took delivery of two Airbus A321 aircraft which were financed with capital leases for a total of $76 million.
As of September 30, 2014, we had $76 million in principal of our 6.75% Convertible Debentures due 2039 (Series A) outstanding. Through October 29, 2014, holders have converted approximately $25 million principal amount of these debentures, leaving $51 million in principal outstanding.
Aircraft, engines, other equipment and facilities with a net book value of $3.28 billion at September 30, 2014 have been pledged as security under various loan agreements. As of September 30, 2014, we owned, free of encumbrance, 34 Airbus A320 aircraft, one Airbus A321 aircraft and 35 spare engines. At September 30, 2014, the weighted average interest rate of all of our long-term debt and capital lease obligations was 4.8% and scheduled maturities were $128 million for the remainder of 2014, including the $76 million in principal of our convertible debentures, $266 million in 2015, $465 million in 2016, $216 million in 2017, $227 million in 2018 and $1.06 billion thereafter.

The carrying amounts and estimated fair values of our long-term debt at September 30, 2014 and December 31, 2013 were as follows (in millions):

	September 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(unaudited)	(unaudited)
Public Debt
Floating rate enhanced equipment notes:
Class G-1, due through 2016	$48	$46	$55	$54
Class G-2, due 2014 and 2016	185	183	373	365
Fixed rate special facility bonds, due through 2036	77	77	78	68
6.75% convertible debentures due in 2039	162	359	162	297
5.5% convertible debentures due in 2038	68	162	68	134

Non-Public Debt
Fixed rate enhanced equipment notes, due through 2023	$217	$219	$—	$—
Floating rate equipment notes, due through 2025	285	286	634	645
Fixed rate equipment notes, due through 2026	1,149	1,220	1,110	1,161

Total	$2,191	$2,552	$2,480	$2,724

The estimated fair values of our publicly held long-term debt are classified as Level 2 in the fair value hierarchy. The fair values of our enhanced equipment notes and our special facility bonds were based on quoted market prices in markets with low trading volumes. The fair value of our convertible debentures was based upon other observable market inputs since they are not actively traded. The fair value of our non-public debt was estimated using a discounted cash flow analysis based on our borrowing rates for instruments with similar terms and therefore classified as Level 3 in the fair value hierarchy. The fair values of our other financial instruments approximate their carrying values. Refer to Note 9 for explanation of the fair value hierarchy structure.
We have financed certain aircraft with EETCs as one of the benefits is being able to finance several aircraft at one time, rather than individually. The structure of EETC financing is that we create pass-through trusts in order to issue pass-through certificates. The proceeds from the issuance of these certificates are then used to purchase equipment notes which are issued by us and are secured by our aircraft. These trusts meet the definition of a variable interest entity, or VIE, as defined in the Consolidations topic of the FASB Codification, and must be considered for consolidation in our condensed consolidated financial statements. Our assessment of the EETCs considers both quantitative and qualitative factors including the purpose for which these trusts were established and the nature of the risks in each. The main purpose of the trust structure is to enhance the credit worthiness of our debt obligation through certain bankruptcy protection provisions, liquidity facilities and lower our total borrowing cost. We concluded that we are not the primary beneficiary in these trusts due to our involvement in them being limited to principal and interest payments on the related notes, the trusts were not set up to pass along variability created by credit risk to us and the likelihood of our defaulting on the notes. Therefore, we have not consolidated these trusts in our condensed consolidated financial statements.

NOTE 4 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting. A rollforward of the amounts included in the accumulated other comprehensive income (loss), net of taxes for the three months ended September 30, 2014 and September 30, 2013 are as follows (in millions, unaudited):

	Aircraft Fuel Derivatives (1)	Interest Rate Swaps (2)	Total
Beginning accumulated income at June 30, 2014	$4	$—	$4
Reclassifications into earnings (net of $0 of taxes)	1	—	1
Change in fair value (net of $(11) of taxes)	(17)	—	(17)
Ending accumulated losses at September 30, 2014	$(12)	$—	$(12)

	Aircraft Fuel Derivatives (1)	Interest Rate Swaps (2)	Total
Beginning accumulated losses at June 30, 2013	$(12)	$(4)	$(16)
Reclassifications into earnings (net of $2 of taxes)	2	1	3
Change in fair value (net of $4 of taxes)	7	1	8
Ending accumulated losses at September 30, 2013	$(3)	$(2)	$(5)
__________________________
(1) Reclassified to aircraft fuel expense
(2) Reclassified to interest expense
A rollforward of the amounts included in the accumulated other comprehensive income (loss), net of taxes for the nine months ended September 30, 2014 and September 30, 2013 are as follows (in millions, unaudited):

	Aircraft Fuel Derivatives (1)	Interest Rate Swaps (2)	Total
Beginning accumulated income (losses) at December 31, 2013	$1	$(1)	$—
Reclassifications into earnings (net of $2 of taxes)	2	1	3
Change in fair value (net of $(10) of taxes)	(15)	—	(15)
Ending accumulated losses at September 30, 2014	$(12)	$—	$(12)

	Aircraft Fuel Derivatives (1)	Interest Rate Swaps (2)	Total
Beginning accumulated losses at December 31, 2012	$(1)	$(7)	(8)
Reclassifications into earnings (net of $6 of taxes)	4	4	8
Change in fair value (net of $(4) of taxes)	(6)	1	(5)
Ending accumulated losses at September 30, 2013	$(3)	$(2)	(5)
__________________________
(1) Reclassified to aircraft fuel expense
(2) Reclassified to interest expense

NOTE 5 — EARNINGS PER SHARE
The following table shows how we computed basic and diluted earnings per common share (in millions, share amounts in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income	$79	$71	$313	$121
Effect of dilutive securities:
Interest on convertible debt, net of income taxes and profit sharing	2	3	5	8
Net income applicable to common stockholders after assumed conversions for diluted earnings per share	$81	$74	$318	$129

Denominator:
Weighted average shares outstanding for basic earnings per share	290,547	280,935	292,946	280,443
Effect of dilutive securities:
Employee stock options	2,210	2,235	2,199	1,900
Convertible debt	48,351	60,575	48,351	60,575
Adjusted weighted average shares outstanding and assumed conversions for diluted earnings per share	341,108	343,745	343,496	342,918

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Shares excluded from EPS calculation (in millions):
Shares issuable upon exercise of outstanding stock options or vesting of restricted stock units as assumed exercise would be antidilutive	4.6	12.6	8.6	14.5

As of September 30, 2014, a total of approximately 1.4 million shares of our common stock, which were lent to our share borrower pursuant to the terms of our share lending agreement as described more fully in Note 2 to our 2013 Form 10-K, were issued and outstanding for corporate law purposes. Holders of the borrowed shares have all the rights of a holder of our common stock. However, because the share borrower must return all borrowed shares to us (or identical shares or, in certain circumstances of default by the counterparty, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings per share. The fair value of similar common shares not subject to our share lending arrangement based upon our closing stock price at September 30, 2014, was approximately $15 million.
In March 2014, JetBlue continued with its previously announced share repurchase program, repurchasing 1.6 million shares of common stock on the open market structured pursuant to Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended, or the Exchange Act. This plan was terminated on May 28, 2014. On May 29, 2014, JetBlue announced that it entered into an accelerated share repurchase agreement, or ASR, with JP Morgan paying $60 million for approximately 5.1 million shares. On September 9, 2014, the term of the ASR concluded with JP Morgan delivering approximately 0.4 million more shares to JetBlue resulting in a total of approximately 5.5 million shares repurchased under this agreement. The total number of shares purchased under the ASR was based upon the volume weighted average prices of JetBlue's common stock during the term of the ASR. We may adjust or change our share repurchase practices based on market conditions and other alternatives.

NOTE 6 — EMPLOYEE RETIREMENT PLAN
We sponsor a retirement savings 401(k) defined contribution plan, or the Plan, covering all of our employees where we match employee contributions of up to 5% of eligible wages. Our non-management employees receive a discretionary contribution of 5% of eligible wages, which we refer to as Retirement Plus. They are also eligible to receive profit sharing, calculated as 15% of adjusted pre-tax income and reduced by the Retirement Plus contributions and special items. Certain FAA-licensed employees receive an additional contribution of 3% of eligible compensation, which we refer to as Retirement Advantage. Total 401(k) company match, Retirement Plus, profit sharing, and Retirement Advantage expensed for the three months ended September 30, 2014 and 2013 was $34 million and $28 million, while the total expensed for the Plan for the nine months ended September 30, 2014 and 2013 was $81 million and $69 million, respectively.

NOTE 7 — COMMITMENTS AND CONTINGENCIES
As of September 30, 2014, our firm aircraft orders consisted of three Airbus A320 aircraft, 44 Airbus A321 aircraft, 30 Airbus A320 new engine option (A320neo) aircraft, 30 Airbus A321neo aircraft, 24 EMBRAER 190 aircraft and 10 spare engines scheduled for delivery through 2022. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $200 million for the remainder of 2014, $660 million in 2015, $785 million in 2016, $835 million in 2017, $855 million in 2018 and $3.2 billion thereafter. We are scheduled to receive four new Airbus A321 aircraft during the remainder of 2014.
Our aircraft lease agreements contain termination provisions which include standard maintenance and return conditions. Our policy is to record these lease return conditions when they are probable and the costs can be estimated.
As part of the sale of LiveTV, refer to Note 10, a $3 million liability relating to Airfone was assigned to JetBlue as part of the purchase agreement. Separately, prior to the sale of LiveTV, JetBlue had an agreement with ViaSat Inc. through 2020 relating to in-flight broadband connectivity technology on our aircraft. That agreement stipulated a $20 million minimum commitment for the connectivity service and a $25 million minimum commitment for the related hardware and software purchases. As part of the sale of LiveTV these commitments to ViaSat Inc. were assigned to LiveTV and JetBlue entered into two new service agreements with LiveTV pursuant to which LiveTV will provide in-flight entertainment and connectivity services to JetBlue for a minimum of seven years.
In 2012 we commenced construction on T5i, an expansion to our terminal at JFK, or T5, that we intend to use as an international arrivals facility. An amendment of the original T5 lease was executed in 2013 to include this expansion. JetBlue is self-funding the construction cost of this facility with an expected total cost of $195 million. The construction is expected to be completed in late 2014, with total costs incurred through September 30, 2014 of $167 million.
As of September 30, 2014, we have approximately $33 million in assets serving as collateral for letters of credit relating to a certain number of our leases. These are included in restricted cash and expire at the end of the related lease terms. Additionally, we had approximately $25 million pledged related to our workers compensation insurance policies and other business partner agreements which will expire according to the terms of the related policies or agreements.
Environmental Liability
In 2012, during performance of required environmental testing, the presence of light non-aqueous phase petroleum liquid was discovered in certain subsurface monitoring wells on the property at JFK. Our lease with the Port Authority of New York and New Jersey, or PANYNJ, provides that under certain circumstances we may be responsible for investigating, delineating, and remediating such subsurface contamination, even if we are not necessarily the party that caused its release. We engaged environmental consultants to assess the extent of the contamination and assist us in determining steps to remediate it. A preliminary estimate indicated costs of remediation could range from approximately $1 million up to $3 million. As of September 30, 2014, we have accrued $2 million for current estimates of remediation costs, which is included in current liabilities on our condensed consolidated balance sheets. However, as with any environmental contamination, there is the possibility this contamination could be more extensive than estimated at this stage. We have a pollution insurance policy that protects us against these types of environmental liabilities, which we expect to mitigate some of our exposure in this matter.
Based upon information currently known to us, we do not expect these environmental proceedings to have a material adverse effect on our condensed consolidated balance sheets, results of operations, or cash flows. However, it is not possible to predict with certainty the impact of future environmental compliance requirements or the costs of resolving the matter, in part because the scope of the remediation that may be required is not certain and environmental laws and regulations are subject to modification and changes in interpretation.

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
WestJet Complaint. In December 2013, WestJet, a customer of LiveTV, filed a complaint against LiveTV alleging breach of contract. WestJet has alleged $15 million in damages plus unspecified damages for removing the inflight entertainment systems from its aircraft. In January 2014, LiveTV filed a response to this Complaint and a series of Counterclaims. In its pleadings, LiveTV disputes the accuracy and validity of the WestJet claims and to the extent WestJet is able to establish any liability on the part of LiveTV, LiveTV contends that the as-yet unliquidated damages sought by LiveTV in its Counterclaims are likely to exceed any actual damages awarded to WestJet on its Complaint. We believe the Complaint to be without merit. At the present time it is not possible to assess the likelihood of loss. As part of the sale of LiveTV, JetBlue agreed to indemnify Thales for certain losses and retained certain rights to potential recovery received as a result of the counter claims asserted against WestJet, refer to Note 10 for additional information.
ALPA. In April 2014, JetBlue pilots elected to be solely represented by the Air Line Pilots Association, or ALPA. The National Mediation Board, or NMB, certified ALPA as the representative body for JetBlue pilots and we plan to work with ALPA to reach our first collective bargaining agreement. We do not believe that the result of the election will have a material impact on our financial statements.

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
Ineffectiveness occurs, in certain circumstances, when the change in the total fair value of the derivative instrument differs from the change in the value of our expected future cash outlays for the purchase of aircraft fuel. Ineffectiveness is recognized immediately in interest income and other. If a hedge does not qualify for hedge accounting, the periodic changes in its fair value are also recognized in interest income and other. When aircraft fuel is consumed and the related derivative contract settles, any gain or loss previously recorded in other comprehensive income is recognized in aircraft fuel expense. All cash flows related to our fuel hedging derivatives are classified as operating cash flows.
Our current approach to fuel hedging is to enter into hedges on a discretionary basis without a specific target of hedge percentage needs. We view our hedge portfolio as a form of insurance to help mitigate the impact of price volatility and protect us against severe spikes in oil prices, when possible.
The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of September 30, 2014 related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

	Jet fuel swap agreements	Jet fuel cap agreements	Jet fuel collar agreements	Heating oil collar agreements	Total
Fourth Quarter 2014	17%	10%	—%	—%	27%
First Quarter 2015	11%	—%	10%	—%	21%
Second Quarter 2015	9%	—%	10%	—%	19%
Third Quarter 2015	5%	—%	—%	9%	14%
Fourth Quarter 2015	5%	—%	—%	10%	15%

In addition to the above jet fuel swaps and caps, JetBlue entered into jet fuel put options of 10% for the fourth quarter of 2014. Starting in the third quarter of 2014, we entered into jet fuel and heating oil collars, refer to table above for hedged percentages of our collars.
Starting in the second quarter of 2014, we have entered into basis swap transactions that will settle in early 2015. These basis swaps have not been designated as cash flow hedges for accounting purposes and as a result are marked to market in earnings each period. As of September 30, 2014, the fair value recorded for these contracts was not material.

Interest rate swaps
The interest rate hedges we had outstanding as of September 30, 2014 effectively swap floating rate debt for fixed rate debt. They take advantage of lower borrowing rates in existence at the time of the hedge transaction as compared to the date our original debt instruments were executed. As of September 30, 2014, we had $48 million in notional debt outstanding related to these swaps, which cover certain interest payments through August 2016. The notional amount decreases over time to match scheduled repayments of the related debt.
All of our outstanding interest rate swap contracts qualify as cash flow hedges in accordance with the Derivatives and Hedging topic of the Codification. Since all of the critical terms of our swap agreements match the debt to which they pertain, there was no ineffectiveness relating to these interest rate swaps in 2014 or 2013. All related unrealized losses were deferred in accumulated other comprehensive loss. We recognized approximately $1 million in additional interest expense in the nine months ended September 30, 2014, compared to $8 million in additional interest expense in the nine months ended September 30, 2013.
The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

	As of
	September 30, 2014	December 31, 2013
	(unaudited)
Fuel derivatives
Asset fair value recorded in prepaid expenses and other (1)	$—	$6
Liability fair value recorded in other accrued liabilities (1)	18	—
Liability fair value recorded in other long term liabilities (1)	1	—
Longest remaining term (months)	15	12
Hedged volume (barrels, in thousands)	3,435	1,320
Estimated amount of existing gains (losses) expected to be reclassified into earnings in the next 12 months	$(17)	$3
Interest rate derivatives
Liability fair value recorded in other long term liabilities (2)	$2	$3
Estimated amount of existing losses expected to be reclassified into earnings in the next 12 months	(1)	(2)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Fuel derivatives
Hedge effectiveness losses recognized in aircraft fuel expense	$(1)	$(3)	$(4)	$(7)
Gains (losses) on derivatives not qualifying for hedge accounting recognized in other expense	—	1	—	(1)
Hedge ineffectiveness losses recognized in other expense	(1)	—	(1)	—
Hedge gains (losses) on derivatives recognized in comprehensive income	(28)	11	(25)	(10)
Percentage of actual consumption economically hedged	23%	29%	18%	21%
Interest rate derivatives
Hedge gains on derivatives recognized in comprehensive income	$—	$1	$—	$1
Hedge losses on derivatives recognized in interest expense	—	(3)	(1)	(8)
____________________________

(1)	Gross asset or liability of each contract prior to consideration of offsetting positions with each counterparty.

(2)	Gross liability, prior to impact of collateral posted.

Any outstanding derivative instrument exposes us to credit loss in connection with our fuel contracts in the event of nonperformance by the counterparties to our agreements, but we do not expect that any of our eight counterparties will fail to meet their obligations. The amount of such credit exposure is generally the fair value of our outstanding contracts for which we are in a receivable position. To manage credit risks we select counterparties based on credit assessments, limit our overall exposure to any single counterparty and monitor the market position with each counterparty. Some of our agreements require cash deposits from either JetBlue or our counterparty if market risk exposure exceeds a specified threshold amount.
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
The impact of offsetting derivative instruments is depicted below (in millions):

	Gross Amount of Recognized		Gross Amount of Cash Collateral	Net Amount Presented in Balance Sheet
	Assets	Liabilities	Offset	Assets	Liabilities
As of September 30, 2014 (unaudited)
Fuel derivatives	$—	$19	$—	$—	$19
Interest rate derivatives	—	2	2	—	—

As of December 31, 2013
Fuel derivatives	$6	$—	$—	$6	$—
Interest rate derivatives	—	3	3	—	—

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
The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of September 30, 2014 and December 31, 2013 (in millions):

	As of September 30, 2014
	(unaudited)
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$293	$—	$—	$293
Available-for-sale investment securities	—	135	—	135
Aircraft fuel derivatives	—	—	—	—
	$293	$135	$—	$428
Liabilities
Aircraft fuel derivatives	$—	$19	$—	$19
Interest rate swaps	—	2	—	2
	$—	$21	$—	$21

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$51	$—	$—	$51
Available-for-sale investment securities	—	188	—	188
Aircraft fuel derivatives	—	6	—	6
	$51	$194	$—	$245
Liabilities
Aircraft fuel derivatives	$—	$—	$—	$—
Interest rate swaps	—	3	—	3
	$—	$3	$—	$3
Refer to Note 3 for fair value information related to our outstanding debt obligations as of September 30, 2014 and December 31, 2013.
Cash equivalents
Our cash equivalents include money market securities and commercial papers which are readily convertible into cash, have maturities of 90 days or less when purchased and are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.
Available-for-sale investment securities
Included in our available-for-sale investment securities are time deposits with original maturities greater than 90 days but less than one year. The fair values of these instruments are based on observable inputs in non-active markets and are therefore classified as Level 2 in the hierarchy. We did not record any significant gains or losses on these securities during the three and nine months ended September 30, 2014 and 2013.
Interest rate swaps
The fair values of our interest rate swaps are based on inputs received from the related counterparty, which are based on observable inputs for active swap indications in quoted markets for similar terms. The fair values of these instruments are based on observable inputs in non-active markets and are therefore classified as Level 2 in the hierarchy.
Aircraft fuel derivatives
Our aircraft fuel derivatives include swaps, caps, puts, collars, and basis swaps which are not traded on public exchanges. Heating oil and jet fuel are the products underlying these hedge contracts as they are highly correlated with the price of jet fuel. Their fair values are determined using a market approach based on inputs that are readily available from public markets for commodities and energy trading activities. Therefore, they are classified as Level 2 inputs. The data inputs are combined into quantitative models and processes to generate forward curves and volatilities related to the specific terms of the underlying hedge contracts.

NOTE 10 —LIVETV
LiveTV, LLC, formerly a wholly owned subsidiary of JetBlue, provides inflight entertainment and connectivity solutions for various commercial airlines including JetBlue. On June 10, 2014, JetBlue entered into an amended and restated purchase agreement with Thales Holding Corporation, or Thales, replacing the original purchase agreement between the parties dated as of March 13, 2014. Under the terms of the amended and restated purchase agreement, JetBlue sold LiveTV to Thales for $399 million, subject to purchase adjustments based upon the amount of cash, indebtedness and working capital of LiveTV at the closing date of the transaction relative to a target amount. Excluded from this sale was LiveTV Satellite Communications, LLC which was retained by JetBlue pending receipt of the necessary regulatory approvals for the sale. On September 25, 2014, JetBlue received all necessary regulatory approvals and sold LiveTV Satellite Communications, LLC to Thales for approximately $1 million in cash.
The total cash proceeds of $393 million reflect the agreed upon purchase prices, net of purchase agreement adjustments including post-closing purchase price adjustments, which were finalized during the third quarter of 2014. The sale resulted in a pre-tax gain on the sale of approximately $241 million and are net of approximately $19 million in transactions costs. The gain on the sale has been reported as a separate line item in the consolidated statement of operations for the three months and nine months ended September 30, 2014.
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
Following the close of the sale on June 10, 2014 and September 25, 2014, the applicable LiveTV operations are no longer being consolidated as a subsidiary in JetBlue's condensed consolidated financial statements. The effect of this reporting structure change is not material to the financial statements presented for the period ended September 30, 2014.
JetBlue expects to continue to be a significant customer of LiveTV and concurrent with the LiveTV sale the parties have entered into two agreements with seven year terms pursuant to which LiveTV continues to provide JetBlue with inflight entertainment and onboard connectivity products and services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Third Quarter 2014 Highlights
•Operating income for the quarter increased 7.9% year over year.
•We had a $93 million increase in passenger revenue quarter over quarter due to a 6.4% increase in revenue passengers as well as a 0.5% increase in the average fare.
•Operating expenses per available seat mile increased by 1.2% quarter over quarter to 11.61 cents. Excluding fuel and profit sharing, our cost per available seat mile increased 2.6%.
•We generated $724 million in cash from operations for the nine months ended September 30, 2014.

Balance Sheet
We ended the third quarter of 2014 with unrestricted cash, cash equivalents and short-term investments of $742 million and undrawn lines of credit of $550 million. Our unrestricted cash, cash equivalents and short-term investments is at approximately 13% of trailing twelve months revenue. We increased the number of unencumbered aircraft by one during the quarter, bringing the total to 35 as of September 30, 2014.
Network
As part of our ongoing network initiatives and route optimization efforts, we continued to make schedule and frequency adjustments throughout the third quarter of 2014, including the announcement of twice weekly flights from New York to Curacao which we expect to begin in December 2014.
Outlook for 2014
For the full year, we estimate our operating capacity will increase approximately 4% to 6% over 2013. This growth will be funded by the addition of four Airbus A321 aircraft to our operating fleet through the remainder of the year as well as the addition of new destinations and route pairings based upon market demand. Our cost per available seat mile, or CASM, excluding fuel and profit sharing (1) for the full year is expected to increase by 2.5% to 4.5% over 2013 as a result of increases relating to salaries, wages and benefits, primarily due to pilot compensation as well as increases in depreciation and landing fees at many of the airports that we serve.

(1) Refer to our "Regulation G Reconciliation" note below for more information on this non-GAAP measure

RESULTS OF OPERATIONS
Three Months Ended September 30, 2014 vs Three Months Ended September 30, 2013
Overview
We reported net income of $79 million, an operating income of $164 million and an operating margin of 10.7% for the three months ended September 30, 2014. This compares to net income of $71 million, an operating income of $152 million and an operating margin of 10.5% for the three months ended September 30, 2013. Diluted earnings per share was $0.24 for the third quarter of 2014 compared to $0.21 for the same period in 2013.
On-time performance as defined by the Department of Transportation, or DOT, is arrival within 14 minutes of scheduled arrival. In the third quarter of 2014 our on-time performance was 76.4% compared to 72.6% for the same period in 2013. Our on-time performance remains challenged by our concentration of operations in the northeast of the U.S., one of the world's most congested airspaces. Our completion factor was 98.7% in the third quarter of 2014 and 99.5% in the same period in 2013.

Operating Revenues

	Three Months Ended September 30,		Year-over-Year Change
(Revenues in millions; percent changes based on unrounded numbers)	2014	2013	$	%
Passenger Revenue	$1,414	$1,321	$93	7.0
Other Revenue	115	121	(6)	(5.1)
Operating Revenues	$1,529	$1,442	$87	5.9

Average Fare	$164.80	$164.02	$0.78	0.5
Yield per passenger mile (cents)	13.96	13.83	0.13	0.9
Passenger revenue per ASM (cents)	12.03	11.75	0.28	2.4
Operating revenue per ASM (cents)	13.00	12.82	0.18	1.4
Average stage length (miles)	1,082	1,085	(3)	(0.2)
Revenue passengers (thousands)	8,579	8,059	520	6.4
Revenue passenger miles (millions)	10,127	9,561	566	5.9
Available Seat Miles (ASMs) (millions)	11,752	11,252	500	4.5
Load Factor	86.2%	85.0%		1.2	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue as well as revenue from our ancillary product offerings such as EvenMore™ Space. The increase in passenger revenue of $93 million, or 7.0%, for the three months ended September 30, 2014 compared to the same period in 2013 was mainly attributable to the 4.5% increase in capacity, 1.2 point increase in load factor and 0.9% increase in the yield per passenger mile.

Operating Expenses
In detail, our operating costs per available seat mile, or ASM, were as follows:

	Three Months Ended September 30,		Year-over-Year Change		Cents per ASM
(in millions; per ASM data in cents; percent changes based on unrounded numbers)	2014	2013	$	%	2014	2013	% Change
Aircraft fuel and related taxes	$515	$501	$14	2.9	4.39	4.45	(1.3)
Salaries, wages and benefits	318	283	35	12.3	2.71	2.52	7.5
Landing fees and other rents	88	81	7	8.9	0.75	0.72	4.2
Depreciation and amortization	79	73	6	6.8	0.67	0.66	1.5
Aircraft rent	31	32	(1)	(3.5)	0.26	0.29	(10.3)
Sales and marketing	59	60	(1)	(0.7)	0.50	0.53	(5.7)
Maintenance materials and repairs	109	109	—	(0.5)	0.93	0.97	(4.1)
Other operating expenses	166	151	15	9.5	1.40	1.33	5.3
Total operating expenses	$1,365	$1,290	$75	5.7%	11.61	11.47	1.2%
Our operating expenses contain variable costs that increased due to a 4.0% increase in departures and a 4.5% increase in operating capacity.
Aircraft Fuel and Hedging
Aircraft fuel and related taxes increased by $14 million, or 2.9% during the third quarter of 2014 compared to the same period in 2013. It remains our largest expense category, representing approximately 38% of our total operating expenses. The average number of aircraft operating during the third quarter of 2014 as compared to the same period in 2013 increased by 5.5%. Our fuel consumption increased by 5.6%, or 9 million gallons, and the average fuel price per gallon for the third quarter of 2014 decreased by 2.7% to $3.05. Losses upon settlement of effective fuel hedges during the third quarter of 2014 were $1 million versus losses of $3 million during the same period in 2013.
Salaries, Wages and Benefits
Salaries, wages and benefits increased $35 million, or 12.3% for the three months ended September 30, 2014 compared to the same period in 2013. The primary driver was wage rate increases in 2014 as well as additional headcount due to increased ASMs and to address new FAA flight, duty and rest regulations.
Depreciation and Amortization
Depreciation and amortization increased $6 million, or 6.8%, primarily due to having an average of 138 owned and capital leased aircraft in service in 2014 compared to 126 in 2013.
Maintenance Materials and Repairs
Maintenance materials and repairs remained relatively flat for the three months ended September 30, 2014 compared to the same period in 2013 due to our flight-hour based maintenance and repair agreement for our EMBRAER 190 aircraft engines which was signed in the second half of 2013. This agreement is improving the predictability of these expenses.

Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013
Overview
We reported net income of $313 million, an operating income of $346 million and an operating margin of 7.9% for the nine months ended September 30, 2014. This compares to net income of $121 million, an operating income of $313 million and an operating margin of 7.7% for the nine months ended September 30, 2013. Diluted earnings per share was $0.93 for the nine months ended September 30, 2014 compared to $0.38 for the same period in 2013. Net income for the nine months ended September 30, 2014 includes the after tax gain on the sale of LiveTV of approximately $168 million, or $0.49 per diluted share.
Approximately 80% of our operations are centered in and around the heavily populated northeast corridor of the U.S., which includes the New York and Boston metropolitan areas. During the first three months of 2014 this area experienced one of the coldest winters in 20 years, with New York and Boston each experiencing over 57 inches of snow. These weather conditions lead to the cancellation of approximately 4,100 flights, nearly double the amount we canceled in the whole of 2013. These cancellations resulted in a negative impact on of our first quarter 2014 seat revenue as well as ancillary revenue such as change fees due to our policy of waiving these fees during severe weather events.
Operating Revenues

	Nine Months Ended September 30,		Year-over-Year Change
(Revenues in millions; percent changes based on unrounded numbers)	2014	2013	$	%
Passenger Revenue	$4,016	$3,729	$287	7.7
Other Revenue	355	347	8	2.4
Operating Revenues	$4,371	$4,076	$295	7.2

Average Fare	$166.70	$161.37	$5.33	3.3
Yield per passenger mile (cents)	14.13	13.72	0.41	3.0
Passenger revenue per ASM (cents)	11.97	11.61	0.36	3.1
Operating revenue per ASM (cents)	13.02	12.68	0.34	2.7
Average stage length (miles)	1,088	1,088	—	—
Revenue passengers (thousands)	24,091	23,112	979	4.2
Revenue passenger miles (millions)	28,421	27,182	1,239	4.6
Available Seat Miles (ASMs) (millions)	33,558	32,133	1,425	4.4
Load Factor	84.7%	84.6%		0.1	pts.
The increase in passenger revenues of $287 million, or 7.7%, for the nine months ended September 30, 2014 compared to the same period in 2013 was mainly attributable to the 4.4% increase in capacity and 3.0% increase in the yield per passenger mile.

Operating Expenses
In detail, operating costs per available seat mile were as follows:

	Nine Months Ended September 30,		Year-over-Year Change		Cents per ASM
(in millions; per ASM data in cents; percent changes based on unrounded numbers)	2014	2013	$	%	2014	2013	% Change
Aircraft fuel and related taxes	$1,476	$1,433	$43	3.0	4.40	4.46	(1.3)
Salaries, wages and benefits	963	842	121	14.4	2.87	2.62	9.5
Landing fees and other rents	248	231	17	7.5	0.74	0.72	2.8
Depreciation and amortization	234	212	22	10.0	0.70	0.66	6.1
Aircraft rent	93	97	(4)	(3.8)	0.28	0.30	(6.7)
Sales and marketing	182	163	19	11.5	0.54	0.51	5.9
Maintenance materials and repairs	305	334	(29)	(8.8)	0.91	1.04	(12.5)
Other operating expenses	524	451	73	16.2	1.55	1.40	10.7
Total operating expenses	$4,025	$3,763	$262	7.0%	11.99	11.71	2.4%
Our operating expenses contain variable costs that increased due to a 4.0% increase in departures and a 4.4% increase in operating capacity.
Aircraft Fuel and Hedging
Aircraft fuel and related taxes increased $43 million, or 3.0%, and represented approximately 37% of our total operating expenses for the nine months ended September 30, 2014. Fuel consumption increased by 23 million gallons or 5.2% mainly due to a 6.1% increase in the average number of operating aircraft in 2014 compared to the same period in 2013 as well as a 4.0% increase in departures in 2014. This was offset slightly by a decrease in the average fuel cost per gallon from $3.16 in 2013 to $3.09 in 2014. Losses upon settlement of effective fuel hedges during 2014 were $4 million versus losses upon settlement of effective fuel hedges during the same period in 2013 of $7 million.
Salaries, Wages and Benefits
Salaries, wages and benefits increased $121 million or 14.4%. The primary driver was wage rate increases in 2014 as well as additional headcount due to increased ASMs and to address the new FAA flight, duty and rest regulations. The prolonged harsh winter weather throughout the first quarter of 2014 resulted in higher than expected salaries for our front-line employees, the majority of whom are paid on an hourly basis. Finally, our average number of full-time equivalent employees in the nine months ended September 30, 2014 increased by 9.1% compared to the same period in 2013.
Depreciation and Amortization
Depreciation and amortization increased approximately $22 million, or 10.0%, primarily due to having an average of 136 owned and capital leased aircraft in service in 2014 compared to 123 in 2013.
Sales and Marketing
Sales and marketing increased $19 million, or 11.5%, for the nine months ended September 30, 2014 compared to the same period in 2013. In 2014 we launched a large scale advertising campaign across the Northeast during the spring to help boost our summer revenue while our campaign in 2013 was in late fall to help boost winter revenue.
Maintenance Materials and Repairs
Maintenance materials and repairs decreased approximately $29 million, or 8.8%, for the nine months ended September 30, 2014 compared to the same period in 2013. For the nine months ended September 30, 2013, maintenance expense increased as a result of unplanned EMBRAER 190 aircraft engine removals and performance restorations. In the second half of 2013 we finalized a flight-hour based maintenance and repair agreement for these engines, improving the predictability of these expenses.

Other Operating Expenses
Other operating expenses increased $73 million, or 16.2% for the nine months ended September 30, 2014 compared to 2013 or 10.7% on a per ASM basis.  Our capacity increase and number of destinations increasing from 79 at the end of September 2013 to 86 at September 30, 2014 drove increases in related airport and customer costs.  The weather conditions in the first quarter of 2014 that impacted our revenue also resulted in increased costs such as aircraft de-icing and interrupted trip expenses for our customers and Crewmembers.  We rolled out our new uniforms in June 2014, the first since we started flying in 2000. We also recorded a gain on the sale of LiveTV's investment in the Airfone business in 2013.  The remainder of the increase is a result of higher contracted services and other individually insignificant items.

The following table sets forth our operating statistics for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
	2014	2013	%		2014	2013	%
Operating Statistics:
Revenue passengers (thousands)	8,579	8,059	6.4		24,091	23,112	4.2
Revenue passenger miles (millions)	10,127	9,561	5.9		28,421	27,182	4.6
Available seat miles (ASMs) (millions)	11,752	11,252	4.5		33,558	32,133	4.4
Load factor	86.2%	85.0%	1.2	pts.	84.7%	84.6%	0.1	pts.
Aircraft utilization (hours per day)	12.0	12.2	(1.4)		11.9	12.1	(2.0)

Average fare	$164.80	$164.02	0.5		$166.70	$161.37	3.3
Yield per passenger mile (cents)	13.96	13.83	0.9		14.13	13.72	3.0
Passenger revenue per ASM (cents)	12.03	11.75	2.4		11.97	11.61	3.1
Operating revenue per ASM (cents)	13.00	12.82	1.4		13.02	12.68	2.7
Operating expense per ASM (cents)	11.61	11.47	1.2		11.99	11.71	2.4
Operating expense per ASM, excluding fuel (cents)	7.22	7.02	2.8		7.59	7.25	4.7
Operating expense per ASM, excluding fuel & profit sharing (cents) (1)	7.13	6.95	2.6		7.56	7.23	4.6
Airline operating expense per ASM (cents) (2)	11.61	11.33	2.5		11.88	11.57	2.7

Departures	77,205	74,206	4.0		220,274	211,701	4.0
Average stage length (miles)	1,082	1,085	(0.2)		1,088	1,088	—
Average number of operating aircraft during period	197.4	187.1	5.5		194.8	183.5	6.1
Average fuel cost per gallon, including fuel taxes	$3.05	$3.14	(2.7)		$3.09	$3.16	(2.1)
Fuel gallons consumed (millions)	169	160	5.6		477	454	5.2
Full-time equivalent employees at period end (2)					13,225	12,124	9.1
__________________________

(1)	Refer to our “Regulation G Reconciliation” note below for more information on this non-GAAP measure.

(2)	Excludes operating expenses and employees of LiveTV, LLC, which are unrelated to our airline operations and no longer part of JetBlue as of June 10, 2014.

Although we experienced revenue growth throughout 2013 as well as in the first three quarters of 2014, this trend may not continue. We expect our expenses to continue to increase as we acquire additional aircraft, as our fleet ages and as we expand the frequency of flights in existing markets as well as enter into new markets. Accordingly, the comparison of the financial data for the quarterly periods presented may not be meaningful. In addition we expect our operating results to significantly fluctuate from quarter-to-quarter in the future as a result of various factors, many of which are outside of our control. Consequently we believe quarter-to-quarter comparisons of our operating results may not necessarily be meaningful; you should not rely on our results for any one quarter as an indication of our future performance.

LIQUIDITY AND CAPITAL RESOURCES
The airline business is capital intensive. Our ability to successfully execute our growth plans is largely dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business depends on maintaining sufficient liquidity. We believe we have adequate resources from a combination of cash and cash equivalents, investment securities on hand and two available lines of credit. Additionally, as of September 30, 2014, we had 35 unencumbered aircraft and 35 unencumbered spare engines which we believe could be an additional source of liquidity, if necessary.
We believe a healthy liquidity position is crucial to our ability to weather any part of the economic cycle while continuing to execute on our plans for profitable growth and increased returns. Our goal is to continue to be diligent with our liquidity, maintaining financial flexibility and allowing for prudent capital spending.
At September 30, 2014, we had unrestricted cash and cash equivalents of $449 million and short-term investments of $293 million compared to unrestricted cash and cash equivalents of $225 million and short-term investments of $402 million at December 31, 2013. We believe our current level of unrestricted cash, cash equivalents and short-term investments of approximately 13% of trailing twelve months revenue, combined with our available lines of credit and portfolio of unencumbered assets provides us with a strong liquidity position and the potential for higher returns on cash deployment.
Analysis of Cash Flows
Operating Activities
We rely primarily on operating cash flows to provide working capital for current and future operations. Cash flows from operating activities were $724 million and $565 million for the nine months ended September 30, 2014 and 2013, respectively.
Investing Activities
During the nine months ended September 30, 2014, capital expenditures related to our purchase of flight equipment included $99 million for flight equipment deposits, $134 million related to the purchase of three Airbus A321 aircraft, $27 million for spare part purchases, $70 million in work-in-progress relating to flight equipment and $1 million relating to other activities. Capital expenditures also include the purchase of the Slots at Reagan National Airport for $75 million, other property and equipment including ground equipment purchases and facilities improvements for $171 million and LiveTV inflight entertainment equipment inventory for $20 million. Investing activities also include the proceeds from the sale of LiveTV for $393 million and the net proceeds of $95 million from investment securities.
During the nine months ended September 30, 2013, capital expenditures related to our purchase of flight equipment included $183 million for nine aircraft, $13 million for flight equipment deposits and $28 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases, facilities improvements and LiveTV inflight-entertainment equipment inventory were $131 million, which include $64 million in T5i Project related costs. Investing activities also include the net proceeds of $11 million in investment securities.
Financing Activities
Financing activities for the nine months ended September 30, 2014 consisted of the scheduled repayment of $342 million relating to debt and capital lease obligations, $306 million of debt prepayment, our issuance of $342 million in fixed rate equipment notes secured by 18 aircraft, the acquisition of $82 million in treasury shares, including $73 million related to our ASR, and the repayment of $10 million in principal related to our construction obligation for T5. In the future we may issue, in one or more offerings, debt securities, pass-through certificates, common stock, preferred stock and/or other securities.

Financing activities for the nine months ended September 30, 2013 consisted of scheduled maturities of $222 million of debt and capital lease obligations, the issuance of $210 million in fixed rate equipment notes secured by eight aircraft and the refunding of our Series 2005 GOAA bonds with proceeds of $43 million from the issuance of new 2013 GOAA bonds. It further consisted of the repayment of $10 million in principal related to our construction obligation for T5 and the acquisition of $8 million in treasury shares related to our share repurchase program and the withholding of taxes upon the vesting of restricted stock units.
Working Capital
We had a working capital deficit of $700 million and $818 million at September 30, 2014 and December 31, 2013, respectively. Working capital deficits can be customary in the airline industry since air traffic liability is classified as a current liability. Our working capital deficit decreased by $118 million due to several factors including a decrease in the balance of current debt maturities as well as an overall increase in our cash balances. These were slightly offset by an increase in air traffic liability as a result of seasonal travel trends.
We expect to meet our obligations as they become due through available cash, investment securities and internally generated funds, supplemented as necessary by financing activities which may be available to us. We expect to generate positive working capital through our operations. However, we cannot predict what the effect on our business might be from the extremely competitive environment we are operating in or from events beyond our control, such as volatile fuel prices, economic conditions, weather-related disruptions, the spread of infectious diseases, the impact of airline bankruptcies, restructurings or consolidations, U.S. military actions or acts of terrorism. We believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.
Our scheduled debt maturities are expected to increase over the next five years, with a scheduled peak in 2016 of $465 million. As part of our efforts to effectively manage our balance sheet and improve Return on Invested Capital, or ROIC, we expect to continue to actively manage our debt balances. Our approach to debt management includes managing the mix of fixed vs. floating rate debt, annual maturities of debt, and the weighted average cost of debt. We intend to continue to opportunistically pre-purchase outstanding debt when market conditions and terms are favorable as well as when excess liquidity is available. The proceeds from the sale of LiveTV were allocated to debt reduction and share buybacks which are ROIC accretive. Additionally, our unencumbered assets at September 30, 2014, including 35 aircraft and 35 engines, allow some flexibility in managing our cost of debt and capital requirements.
Contractual Obligations
Our noncancelable contractual obligations at September 30, 2014, include the following (in millions):

	Payments due in
	Total	2014	2015	2016	2017	2018	Thereafter
Debt and capital lease obligations (1)	$3,050	$160	$375	$555	$300	$295	$1,365
Lease commitments	1,515	65	225	160	135	130	800
Flight equipment purchase obligations	6,575	200	660	785	835	855	3,240
Other obligations (2)	4,225	525	640	600	505	500	1,455
Total	$15,365	$950	$1,900	$2,100	$1,775	$1,780	$6,860
____________________________

(1)	Includes actual interest and estimated interest for floating-rate debt based on September 30, 2014 rates.

(2)	Amounts include noncancelable commitments for the purchase of goods and services.

As of September 30, 2014, we were in compliance with the covenants of our debt and lease agreements. We have approximately $33 million of restricted cash pledged under standby letters of credit related to certain leases that will expire at the end of the related lease terms.
As of September 30, 2014, we operated a fleet of nine Airbus A321 aircraft, 130 Airbus A320 aircraft and 60 EMBRAER 190 aircraft. Of our fleet, 133 were owned by us, 60 were leased under operating leases and six were leased under capital leases. As of September 30, 2014, the average age of our operating fleet was 7.8 years and our firm aircraft order was as follows:

	Firm
Year	Airbus A320	Airbus A320 neo	Airbus A321	Airbus A321 neo	EMBRAER 190	Total

2014	—	—	4	—	—	4
2015	—	—	12	—	—	12
2016	3	—	12	—	—	15
2017	—	—	15	—	—	15
2018	—	5	1	9	—	15
2019	—	—	—	15	—	15
2020	—	9	—	6	10	25
2021	—	16	—	—	7	23
2022	—	—	—	—	7	7
	3	30	44	30	24	131
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
For the remainder of our firm aircraft deliveries in 2014 we anticipate paying cash. For deliveries after 2014, although we believe debt and/or lease financing should be available, we cannot give any assurance that we will be able to secure financing on attractive terms, if at all. While these financings may or may not result in an increase in liabilities on our balance sheet, our fixed costs will increase regardless of the financing method ultimately chosen. To the extent we cannot secure financing on terms we deem attractive, we may be required to pay in cash, further modify our aircraft acquisition plans or incur higher than anticipated financing costs.
Capital expenditures for non-aircraft such as facility improvements, spare parts and aircraft improvements are expected to be approximately $70 million for the remainder of 2014.
Our Terminal at JFK, T5, is governed by a lease agreement we entered into with the PANYNJ in 2005.  We are responsible for making various payments under the lease which include ground rents for the terminal site and facility rents that are based on the number of passengers enplaned out of the terminal, subject to annual minimums.  In 2013 we amended this lease to include additional ground space for our international arrivals facility, T5i, which we are currently constructing and expect to open in late 2014. For financial reporting purposes, the T5 project is being accounted for as a financing obligation, with the constructed asset and related liability being reflected on our balance sheets.  The T5i project is being accounted for at cost. Minimum ground and facility rents for this terminal are included in the commitments table above as lease commitments and financing obligations.
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
We have determined that we hold a variable interest in, but are not the primary beneficiary of, certain pass-through trusts. The beneficiaries of these pass-through trusts are the purchasers of equipment notes issued by us to finance the acquisition of aircraft. They maintain liquidity facilities whereby a third party agrees to make payments sufficient to pay up to 18 months of interest on the applicable certificates if a payment default occurs.
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

Regulation G Reconciliation
Consolidated operating cost per available seat mile, excluding fuel and profit sharing, or CASM ex-fuel and profit sharing, is a non-GAAP financial measure that we use as a measure of our performance.
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

RECONCILIATION OF OPERATING EXPENSE PER ASM, EXCLUDING FUEL AND PROFIT SHARING
(dollars in millions, per ASM data in cents)
(unaudited)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	$	per ASM	$	per ASM	$	per ASM	$	per ASM
Total operating expenses	$1,365	11.61	$1,290	11.47	$4,025	11.99	$3,763	11.71
Less: Aircraft fuel and related taxes	515	4.39	501	4.45	1,476	4.40	1,433	4.46
Operating expenses, excluding fuel	850	7.22	789	7.02	2,549	7.59	2,330	7.25
Less: Profit sharing	11	0.09	7	0.07	11	0.03	7	0.02
Operating expense, excluding fuel and profit sharing	$839	7.13	$782	6.95	$2,538	7.56	$2,323	7.23

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2013 Form 10-K, except as follows:
Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the September 30, 2014 cost per gallon of fuel. Based on projected fuel consumption for the next 12 months, including the impact of our hedging position, such an increase would result in an increase to aircraft fuel expense of approximately $207 million. This is compared to an estimated $203 million measured as of September 30, 2013. As of September 30, 2014, we had hedged approximately 27% of our projected 2014 fuel requirements. All hedge contracts existing at September 30, 2014 settle by December 31, 2015. The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts. Refer to Note 8 in our unaudited condensed consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $1.8 billion of our debt and capital lease obligations, with the remaining $0.5 billion having floating interest rates. As of September 30, 2014, if interest rates were on average 100 basis points higher in 2014 than they were during 2013, our annual interest expense would increase by approximately $7 million. This is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
If interest rates were to average 10% lower in 2014 than they did during 2013, our interest income from cash and investment balances would remain relatively constant. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents and investment securities balances at September 30, 2014 and December 31, 2013.
Fixed Rate Debt
On September 30, 2014, our $230 million aggregate principal amount of convertible debt had an estimated fair value of $521 million, based on quoted market prices.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure.  Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2014.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the fiscal quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business we are party to various legal proceedings and claims which we believe are incidental to the operation of our business. Refer to Note 7 in our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Item 1A. RISK FACTORS
Item 1A Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2013, or our 2013 Form 10-K, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, or our first quarter 2014 Form 10-Q, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, or our second quarter 2014 Form 10-Q, includes a discussion of our risk factors. There have been no significant changes from the risk factors described in our 2013 Form 10-K and in our first and second quarter 2014 Form 10-Q's.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In September 2012, the Board of Directors authorized a five year share repurchase program of up to 25 million shares under which we have repurchased a total of 11.7 million shares of our common stock for approximately $99 million at an average price of $8.49 per share as of the filing of this Report. In March 2014, JetBlue continued with its previously announced share repurchase program, repurchasing 1.6 million shares of common stock on the open market structured pursuant to Rule 10b5-1 under the Exchange Act. This repurchase plan was terminated on May 28, 2014. On May 29, 2014, JetBlue announced that it entered into an accelerated share repurchase agreement, or ASR, with JP Morgan paying $60 million for approximately 5.1 million shares. On September 9, 2014, the term of the ASR concluded with JP Morgan delivering approximately 0.4 million more shares to JetBlue resulting in a total of approximately 5.5 million shares repurchased under this agreement. The total number of shares purchased under the ASR was based upon the volume weighted average prices of JetBlue's common stock during the term of the ASR. We may adjust or change our share repurchase practices based on market conditions and other alternatives.
During the third quarter of 2014 the following shares were repurchased under the program:

Period	Total number of shares purchased	Average price paid per share		Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet to be purchased under the programs
September 2014	423,304	$—	(1)	423,304
Total	423,304	$—		423,304	13,314,886
(1) On September 9, 2014, the ASR settled. The total number of shares purchased under the ASR was 5,502,669 with an average price paid per share of $10.90.

ITEM 5. OTHER INFORMATION
Iran Sanctions Disclosure
Pursuant to Section 13(r) of the Securities Exchange Act of 1934, or the Exchange Act, if during the period covered by this Report, JetBlue or any of its affiliates have engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, JetBlue would be required to disclose information regarding such transactions in our Annual Report as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, or ITRA. During the third quarter of 2014, JetBlue did not engage in any reportable transactions with Iran or with persons or entities related to Iran.
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

JETBLUE AIRWAYS CORPORATION
(Registrant)
Date:	October 31, 2014	By:	/s/ MARK D. POWERS
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and in his capacity as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	Form of Performance Share Unit Award Agreement as amended†

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Certification Pursuant to Section 1350, furnished herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Management contract or compensatory plan or arrangement