Form 10-K
period 2014-12-31
JETBLUE AIRWAYS CORP
filed 2015-02-12
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
Large accelerated filer ☒                 Accelerated filer          ☐
Non-accelerated filer ☐                Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $2.6 billion (based on the last reported sale price on the NASDAQ Global Select Market on that date). The number of shares outstanding of the registrant's common stock as of January 30, 2015 was 310,856,091 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2015 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

i

FORWARD-LOOKING INFORMATION

Statements in this Form 10-K (or otherwise made by JetBlue or on JetBlue’s behalf) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which represent our management’s beliefs and assumptions concerning future events. When used in this document and in documents incorporated herein by reference, the words “expects,” “plans,” “anticipates,” “indicates,” “believes,” “forecast,” “guidance,” “outlook,” “may,” “will,” “should,” “seeks,” “targets” and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks, uncertainties and assumptions, and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including, without limitation, our extremely competitive industry; volatility in financial and credit markets which could affect our ability to obtain debt and/or lease financing or to raise funds through debt or equity issuances; volatility in fuel prices, maintenance costs and interest rates; our ability to implement our growth strategy; our significant fixed obligations and substantial indebtedness; our ability to attract and retain qualified personnel and maintain our culture as we grow; our reliance on high daily aircraft utilization; our dependence on the New York metropolitan market and the effect of increased congestion in this market; our reliance on automated systems and technology; our being subject to potential unionization, work stoppages, slowdowns or increased labor costs; our reliance on a limited number of suppliers; our presence in some international emerging markets that may experience political or economic instability or may subject us to legal risk; reputational and business risk from information security breaches; changes in or additional government regulation; changes in our industry due to other airlines' financial condition; global economic conditions or an economic downturn leading to a continuing or accelerated decrease in demand for domestic and business air travel; the spread of infectious diseases; and external geopolitical events and conditions. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change prior to the end of each quarter or year. Although these expectations may change, we may not inform you if they do.
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

ii

ITEM 1. BUSINESS

OVERVIEW
General
JetBlue Airways Corporation, or JetBlue, is New York's Hometown Airline™. In 2014, JetBlue carried over 32 million passengers with an average of 825 daily flights and served 87 destinations in the United States, the Caribbean and Latin America.
JetBlue was incorporated in Delaware in August 1998, commenced service on February 11, 2000, and by the end of 2014 had grown to become the fifth largest passenger carrier in the U.S. based on available seat miles, or ASMs, as reported by these passenger airlines. We believe our differentiated product and culture combined with our competitive cost structure enables us to compete fiercely in the high-value geography we serve. Looking to the future, we plan to continue to grow in our high-value geography, invest in industry leading products and provide award winning service by our 15,500 dedicated employees, whom we refer to as Crewmembers. Going forward we believe we will continue to differentiate ourselves from the other airlines, enabling us to continue to attract a greater mix of customers and to allocate further profitable growth across our network. We are focused on driving to deliver solid results for our shareholders, our customers and our Crewmembers.
As used in this Form 10-K, the terms “JetBlue”, the "Company", “we”, “us”, “our” and similar terms refer to JetBlue Airways Corporation and its subsidiaries, unless the context indicates otherwise. Our principal executive offices are located at 27-01 Queens Plaza North, Long Island City, New York 11101 and our telephone number is (718) 286-7900.
Our Industry and Competition
The U.S. airline industry is extremely competitive, challenging and often volatile. It is uniquely susceptible to external factors such as downturns in domestic and international economic conditions, weather-related disruptions, the spread of infectious diseases, the impact of airline restructurings or consolidations, U.S. military actions or acts of terrorism. We operate in a capital and energy intensive industry that has high fixed costs as well as heavy taxation and fees. Airline returns are sensitive to slight changes in fuel prices, average fare levels and passenger demand. The principal competitive factors in the airline industry include fares, brand and customer service, route networks, flight schedules, aircraft types, safety records, code-sharing and interline relationships, in-flight entertainment and connectivity systems and frequent flyer programs.
Price competition is strong in our industry and occurs through price discounting, fare matching, targeted sale promotions, ancillary fees and frequent flyer travel initiatives. All of these measures are usually matched by other airlines in order to maintain their competitive position. Our ability to meet this price competition depends on, among other things, our ability to operate at costs equal to or lower than our competitors.
Since 2001, the majority of traditional network airlines have undergone significant financial restructuring including bankruptcies, mergers and consolidations. These processes typically result in a lower cost structure through a reduction of labor costs, restructuring of commitments including debt terms, leases and fleet, modification or termination of pension plans, increased workforce flexibility and innovative offerings. These actions also have provided significant opportunities for realignment of route networks, alliances and frequent flyer programs. Each factor has had a significant influence on the industry's improved profitability.

2014 OPERATIONAL HIGHLIGHTS
We believe our differentiated product and culture, competitive costs and high-value geography relative to the other airlines contributed to our continued success in 2014. Our 2014 operational highlights include:
•Product enhancements - Throughout 2014 we continued to invest in industry-leading products which we believe will continue to differentiate our product offering from the other airlines. In June 2014, we launched our premium transcontinental product called Mint™. It includes 16 fully lie-flat seats, four of which are in suites with a privacy door, a first in the U.S. domestic market. We continued to install our Fly-Fi™ in-flight internet service across our Airbus fleet. At the end of December 2014, all of our Airbus A321 aircraft and approximately 60% of our Airbus A320 aircraft had Fly-Fi™ installed. We anticipate retrofitting our Embraer fleet shortly after the completion of the Airbus fleet installation. At our Investor Day in November 2014, we announced that in the first half of 2015 we are expecting to roll out our new pricing model, Fare Families. Through Fare Families, we plan to offer customers a choice from fare options that contain a suite of products or services they need or value most when traveling.
•Fleet - In November 2014, we deferred 13 Airbus A321 aircraft orders and eight Airbus A320 aircraft orders from 2016-2020 to 2020-2023. Of these deferrals, ten A321 aircraft orders were converted to Airbus A321 new engine option (A321neo) orders and five Airbus A320neo aircraft orders were converted to Airbus A321neo aircraft orders. We additionally converted three Airbus A320 aircraft orders in 2016 to Airbus A321 aircraft orders. In 2014, we took delivery of nine Airbus A321 aircraft, all equipped with our Mint™ cabin layout.
•Airport Infrastructure Investments - In November 2014, we opened T5i, an extension to our existing Terminal, or T5, at John F. Kennedy International Airport, or JFK, in New York City. This extension consists of six international arrivals gates, three of which are new and three of which are converted from the original terminal building. T5i further houses an international arrivals hall with U.S. Customs and Border Protection services for customers arriving on international flights. This addition to our terminal facilities at JFK allows our international customers to depart and arrive under the one roof and enhances the award-winning JetBlue Experience at all points along their journey. In September 2014, we announced the opening of a new USO Center in T5. The center was 100% donated by JetBlue, Gensler, Turner Construction Company and the Port Authority of New York & New Jersey, or PANYNJ, as well as over 28 contractors and individual donors. The center will be open seven days a week, 365 days per year for any troops and their families to relax before or after flights and during layovers.
•Network - We continued to expand and grow in our high-value geography in 2014. We are working with the local authorities of Broward County, Florida, who have commenced runway and terminal expansion plans at Fort Lauderdale-Hollywood Airport. These plans align with our future plans of growing to 100 flights per day at Fort Lauderdale-Hollywood. In March 2014, we completed the purchase of 24 High Density Slots, or Slots, at Ronald Reagan National Airport in Washington, D.C., or Reagan National. Slots limit the air traffic in and out of high volume traffic airports located in the northeast corridor airspace during specific times. We started using these Slots in the second half of 2014 and continue to announce new route pairings.
•TrueBlue and partnerships - We expanded our portfolio of commercial airline partnerships throughout the year and announced a code-sharing agreement with current partner El Al Airlines. In November 2014, South African Airways joined the TrueBlue loyalty program, with TrueBlue members now being able to earn points when they travel on any flight operated by South African Airways. In December 2014, we launched the TrueBlue points donation platform so members can now choose to donate points to a number of charities and non-profits. Each charity may then use the points for travel for their organization.
•Customer Service - We were recognized by J.D. Power and Associates for the tenth consecutive year as the “Highest in Airline Customer Satisfaction among Low-Cost Carriers.” We were additionally recognized by Airline Ratings as the "Best Low Cost Airline – The Americas" receiving 7/7 stars for safety, and 5/5 stars for our product offering for the second consecutive year.

THE JETBLUE EXPERIENCE AND STRATEGY
We offer our customers a distinctive flying experience which we refer to as the “JetBlue Experience”. We believe we deliver award winning service that focuses on the customer experience from booking their itinerary to arrival at their final destination. Typically, our customers are neither high-traffic business travelers nor ultra-price sensitive travelers. Rather, we believe we are the carrier of choice for the majority of travelers who have been underserved by other airlines as we offer differentiated product and award winning customer service.
Differentiated Product and Culture
Delivering the JetBlue Experience to our customers through our differentiated product and culture is core to our mission to inspire humanity. We look to attract new customers to our brand and provide current customers reasons to come back to us by continuing to innovate our customer experience. We believe that we can adapt to the changing needs of our customers and a key element of our success is the belief that competitive fares and quality air travel need not be mutually exclusive.
Our award winning service begins from the moment our customers purchase a ticket from one of our distribution channels such as www.jetblue.com, our mobile applications or our reservations centers. In the first half of 2015, we are anticipating the role out of our new pricing model, Fare Families. Customers will be presented with a choice of fare options, with all fares including our core offering of free in-flight entertainment, free brand name snacks and free non-alcoholic beverages. Customers can choose to “buy up” to an option with additional offerings. We believe this system will allow customers to select the products or services they need or value the most when they travel, without paying for the things they don’t need or value.
Upon arrival at the airport our customers are welcomed by our dedicated Crewmembers and are able choose to purchase one of our ancillary options such as Even More™ Speed, which allows them to enjoy an expedited security experience in most domestic JetBlue locations.
Once onboard our aircraft, customers enjoy seats in a comfortable layout and the most legroom in the main cabin of all U.S. airlines, based on average fleet-wide seat pitch. Our Even More™ Space seats are available for purchase across our fleet, giving customers the opportunity to enjoy additional legroom. Customers on certain transcontinental flights have the option to purchase our premium service, Mint™, which has 16 fully lie-flat seats, including four that are in suites with privacy doors.
Our in-flight entertainment system onboard our Airbus A320 and EMBRAER 190 aircraft includes 36 channels of free DIRECTV®, 100 channels of free SiriusXM® satellite radio and premium movie channel offerings from JetBlue Features®, our source of first run films. Customers on our Airbus A321 aircraft have access to 100 channels of DIRECTV® and 100+ channels of SiriusXM® radio. Our Mint™ customers enjoy 15-inch flat screen televisions to experience our in-flight entertainment offerings. In December 2013, we began to retrofit our Airbus fleet with Fly-Fi™, a broadband product, with connectivity that is significantly faster than competing KU-band satellites and older ground to air technology. We expect installations to be completed on our Airbus fleet in the first half of 2015, after which we plan to begin installations on our EMBRAER 190 fleet. In November 2014, we announced the introduction of Fly-Fi™ Hub, a content portal where customers can access a wide range of movies, television shows and additional content from their own personal devices. Current partners include Coursera, FOX, HarperCollins Publishers, National Geographic, Rouxbe and Time Inc. We expect to add PBS, Random House and The Wall Street Journal in the first quarter of 2015.
All customers may enjoy an assortment of free and unlimited brand name snacks and non-alcoholic beverages as well as having the option to purchase premium beverages and food selections. Our Mint™ customers have access to an assortment of complimentary food and beverages which include a small-plates menu, artisanal snacks and alcoholic beverages. All customers also have the option to purchase additional products such as a blanket or headphones.
Our Airbus A321 aircraft in a single cabin layout have 190 seats and those with our Mint™ offering have 159 seats. Our Airbus A320 aircraft have 150 seats while our EMBRAER 190 aircraft have 100 seats. At our Investor Day in November 2014, we announced a cabin refresh program across our fleet that we expect to commence in the second half of 2016. As part of this program we are expecting to increase the seat density on our Airbus A320 fleet.
In addition to our core products we also sell vacation packages through JetBlue Getaways™, a one-stop, value-priced vacation service for self-directed packaged travel planning. These packages offer competitive fares for air travel on JetBlue along with a selection of JetBlue recommended hotels and resorts, car rentals and attractions.
We work to provide a superior air travel experience, including communicating openly and honestly with customers about delays and service disruptions. We are the only major U.S. airline to have a Customer Bill of Rights. This program was introduced in 2007 to provide for compensation to customers who experience avoidable inconveniences as well as some unavoidable circumstances. It also commits us to high service standards and holds us accountable if we do not meet them. In 2014, we completed 97.7% of our scheduled flights. Unlike most other airlines, we have a policy of not overbooking flights.

Our customers have repeatedly indicated the distinctive JetBlue Experience is an important reason why they choose to fly us over other carriers. We measure and monitor customer feedback regularly which helps us to continuously improve customer satisfaction. One way we do so is by measuring our net promoter score, or NPS. This metric is used by companies in many industries to measure and monitor the customer experience. Many of the leading consumer brands that are recognized for great customer service receive high NPS scores. We believe a higher NPS score has positive effects on customer loyalty and leads to increased revenue.
Network/ High-Value Geography
We are a predominately point-to-point system carrier, with the majority of our routes touching at least one of our six focus cities of New York, Boston, Fort Lauderdale-Hollywood, Orlando, Long Beach and San Juan, Puerto Rico. During 2014, over 86% of our customers flew on non-stop itineraries.
Airlines with a strong leisure traveler focus are often faced with high seasonality. As a result, we are continually working to manage our mix of customers to include business travelers as well as travelers visiting friends and relatives, or VFR. VFR travelers tend to be slightly less seasonal and less susceptible to economic downturns than traditional leisure destination travelers. Understanding the purpose of our customers' travel helps us optimize destinations, strengthen our network and increase unit revenues. All six of our focus cities are in regions with a diverse mix of traffic and were profitable in 2014.
As of December 31, 2014, our network served 87 BlueCities in 27 states, the District of Columbia, the Commonwealth of Puerto Rico, the U.S. Virgin Islands, and 17 countries in the Caribbean and Latin America. In 2014, we commenced service to five new BlueCities including Curaçao, our 31st BlueCity in the Caribbean and Latin America. We also made tactical changes across our network by announcing new routes between existing BlueCities. We group our capacity distribution based upon geographical regions rather than on mileage or length of haul basis. The historic distribution for the past three years of available seat miles, or capacity, by region is:

	Year Ended December 31,
Capacity Distribution	2014	2013	2012
Caribbean & Latin America (1)	31.4%	28.1%	27.2%
Florida	29.3	30.9	31.1
Transcontinental	26.3	27.9	28.6
East	5.7	5.0	4.9
Central	4.7	5.2	5.0
West	2.6	2.9	3.2
Total	100.0%	100.0%	100.0%
(1) Domestic operations as defined by the Department of Transport, or DOT, include Puerto Rico and the U.S. Virgin Islands, but for the purposes of the capacity distribution table above we have included these locations in the Caribbean and Latin America region.
Our network growth over the past few years has been focused on the business traveler in Boston as well as travelers to the Caribbean and Latin America region. Looking to the future we expect to focus on increasing our presence in Fort Lauderdale-Hollywood. We believe there is an opportunity at Fort Lauderdale-Hollywood to increase our operations to destinations throughout the Caribbean and Latin America. Our plan is supported by significant investment from the Broward County Aviation Department in the airport and surrounding facilities.
In 2015, we anticipate further expanding our network and have announced the following new destinations:

Destination	Service Scheduled to Commence
Cleveland, OH	April 30, 2015
Reno, NV	May 28, 2015
Grenada*	June 11, 2015
* subject to receipt of government operating authority

Airline Commercial Partnerships
Airlines frequently participate in commercial partnerships with other carriers in order to provide inter-connectivity, code-sharing, coordinated flight schedules, frequent flyer program reciprocity and other joint marketing activities. As of December 31, 2014, we had 38 airline commercial partnerships. Our commercial partnerships typically begin as an interline agreement allowing a customer to book one itinerary with tickets on multiple airlines. During 2014, we entered into eight new interline agreements. We strengthened the relationship with one of our existing partners, El Al Airlines, to include code-sharing. Code-sharing is a practice in which one airline places its name and flight number on flights operated by another airline. In 2015, we expect to continue to seek additional strategic opportunities through new commercial partners as well as assess ways to deepen select current airline partnerships. We plan do this by expanding code-share relationships and other areas of cooperation such as frequent flyer programs. We believe these commercial partnerships allow us to leverage our strong network and drive incremental traffic and revenue while improving off-peak travel.
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
Distribution
Our primary and preferred distribution channel to customers is through our website, www.jetblue.com, our lowest cost channel. We additionally have mobile applications for both Apple and Android devices which have robust features including real-time flight information updates and mobile check-in for certain routes. Both of these channels are designed to enhance our customers' travel experience and are in keeping with the JetBlue Experience. In the first half of 2015, we expect to introduce a new merchandising platform for www.jetblue.com with our business partner Datalex in addition to merchandising capabilities on our kiosks and in our self-service channels with our business partner IBM.
Our participation in global distribution systems, or GDS's, supports our profitable growth, particularly in the business market. We find business customers are more likely to book through a travel agency or a booking product which relies on a GDS platform. Although the cost of sales through this channel is higher than through our website, the average fare purchased through GDS's is generally higher and often covers the increased distribution costs. We currently participate in several major GDS's and online travel agents, or OTAs. Due to the majority of our customers booking travel on our website, we maintain relatively low distribution costs despite our increased participation in GDS's and OTA in recent years.
Customer Loyalty Program
TrueBlue® is our customer loyalty program designed to reward and recognize loyal customers. Members earn points based upon the amount paid for JetBlue flights and services from certain commercial partners. Our points do not expire, the program has no black-out dates or seat restrictions, and any JetBlue destination can be booked if the TrueBlue® member has enough points to exchange for the value of an open seat. Mosaic is an additional level for our most loyal customers who either (1) fly a minimum of 30 times with JetBlue and acquire at least 12,000 base flight points within a calendar year, or (2) accumulate 15,000 base flight points within a calendar year. There were over 1.1 million TrueBlue one-way redemption awards flown during 2014, representing approximately 3% of our total revenue passenger miles.
We currently have an agreement with American Express® under which they issue JetBlue co-branded American Express® credit cards to U.S. residents that allow cardmembers to earn TrueBlue® points. We also have co-branded loyalty credit cards with Banco Santander Puerto Rico and MasterCard® in Puerto Rico as well as with Banco Popular Dominicano and MasterCard® in the Dominican Republic. These cards allow customers in Puerto Rico and the Dominican Republic to take full advantage of our TrueBlue® loyalty program.
We have a separate agreement with American Express® allowing any American Express® cardholder to convert Membership Rewards® points into TrueBlue® points. We have separate agreements with other loyalty partners including hotels and car rental companies, who allow their customers to earn TrueBlue® points through participation in the partners’ programs. We intend to continue to develop the footprint of our co-branded credit cards and pursue other loyalty partnerships in the future.

OPERATIONS AND COST STRUCTURE
Historically our cost structure has allowed us to profitably price fares lower than many competitors and is a principal reason for our success. Our current cost advantage relative to some of our competitors is due to high aircraft utilization, new and efficient aircraft, relatively low distribution costs, and a productive workforce among other factors. Because our network initiatives and growth plans necessitate a low cost platform, we are continually focused on our competitive costs, operational excellence, efficiency improvements and in making investments that contribute and enhance the JetBlue Experience.
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
•New York metropolitan area - We are New York's Hometown AirlineTM. The majority of our flights originate in the New York metropolitan area, the nation's largest travel market. JFK is New York's largest airport. We are the second largest airline at JFK as measured by domestic capacity and our operations accounted for more than 36% of seats offered on domestic routes from JFK. As JFK is a Slot controlled airport we have been able to continue to grow our operations by adding more seats per departure via the delivery of 13 Airbus A321 aircraft in total as of December 31, 2014, as well as continuing to optimize routes based upon load factor and costs. We operate out of T5 and in November 2014 we opened T5i, an international arrivals facility that expands our current T5 footprint. We believe T5i will enable us to increase operational efficiencies, provide savings, streamline our operations and improve the overall travel experience for our customers arriving from international destinations. We also serve New Jersey's Newark Liberty International Airport, or Newark, New York's LaGuardia Airport, or LaGuardia, Newburgh, NY's Stewart International Airport and White Plains, NY's Westchester County Airport. We are the leading carrier in number of flights flown per day between the New York metropolitan area and Florida.
•Boston - We are the largest carrier in terms of flights and capacity at Boston's Logan International Airport, or Boston. By the end of 2014 we flew to 54 non-stop destinations from Boston and served almost twice as many non-stop destinations than any other airline. Our operations accounted for more than 26% of all seats offered. We continue to capitalize on opportunities in the changing competitive landscape by adding routes, frequencies and increasing our relevance to local travelers. In 2014, we continued to see a boost in the Boston market with three airline partners starting international routes directly to Boston, bringing the total number of airline partners flying routes to Boston to 16 by the end of the year. Our plan is to grow Boston towards a target of 150 flights per day, which we expect to be strengthened with two airline partners already announcing international routes directly to Boston starting in 2015.
•Caribbean and Latin America - At the end of 2014 we had 31 BlueCities in this region and we expect this number to continue to grow in the future. Our only focus city outside of the Continental U.S. is San Juan, Puerto Rico. We are the largest airline in Puerto Rico in terms of capacity with approximately 39% of all seats offered in 2014 flying to/from our three BlueCities. We are also the largest airline in terms of capacity serving the Dominican Republic with six BlueCities and approximately 21% of all seats offered in 2014. While the Caribbean and Latin American region is a growing part of our network, operating in these developing countries can present operational challenges, including working with less developed airport infrastructure, political instability and vulnerability to corruption.
•Fort Lauderdale-Hollywood - We are the largest carrier in terms of capacity at Fort Lauderdale-Hollywood International Airport, with approximately 21% of all seats offered in 2014. During 2014, we added seven new destinations and grew departures by approximately 13%. Flying out of Fort Lauderdale-Hollywood instead of nearby Miami International Airport helps preserve our competitive cost advantage through lower cost per enplanement. In 2012, Broward County authorities commenced a multi-year, $2.3 billion refurbishment effort at the airport and surrounding facilities including the construction of a new airfield. We operate out of Terminal 3 which is scheduled to be refurbished and connected to the upgraded and expanded international terminal by 2018. We expect the connection of these terminals will streamline operations for both Crewmembers and customers. Due to these factors, its ideal location between the U.S. and Latin America as well as South Florida's high-value geography, we intend to focus on Fort Lauderdale-Hollywood growth going forward.
•Orlando - We are the second largest carrier in terms of capacity at Orlando International Airport, or Orlando, with more than 13% of all seats offered in 2014. Orlando was our most profitable focus city in 2014 with 24 non-stop destinations and a growing mix of traffic including leisure, VFR and business travelers. Our centralized training center, known as JetBlue University, is based in Orlando. In 2013, we started construction of a facility adjacent to our training center that is intended to be used for lodging our Crewmembers when they attend training. We expect this facility to open to our Crewmembers in early 2015.

•Los Angeles area - We are the eighth largest carrier in the Los Angeles area, operating from Long Beach Airport, or Long Beach, Los Angeles International Airport, or LAX, and Burbank's Bob Hope Airport. We are the largest carrier in Long Beach, with almost 81% of all seats offered in 2014 being operated by JetBlue. We are currently working with the Long Beach community as well as Customs and Border Protection to explore the possibility of flying to international destinations from Long Beach in the future. In June 2014, we started operating our premium transcontinental service, Mint™, from LAX.
Our peak levels of traffic over the course of the year depend upon the route, with the East Coast to Florida/Caribbean peak from October through April and the West Coast peak in the summer months. Many of our areas of operations in the Northeast experience poor winter weather conditions, resulting in increased costs associated with de-icing aircraft, canceled flights and accommodating displaced customers. Many of our Florida and Caribbean routes experience bad weather conditions in the summer and fall due to thunderstorms and hurricanes. As we enter new markets we could be subject to additional seasonal variations along with competitive responses by other airlines.
Fleet Structure
We currently operate Airbus A321, Airbus A320 and EMBRAER 190 aircraft types. In 2014, our fleet had an average age of 7.8 years and operated an average of 11.8 hours per day. By scheduling and operating our aircraft more efficiently we are able to spread related fixed costs over a greater number of available seat miles.
The reliability of our fleet is essential to ensuring our operations run efficiently and we are continually working with our aircraft and engine manufacturers to enhance our performance. In 2015, we expect to start retrofitting our Airbus aircraft with Sharklets®, a blended wingtip device designed to improve the aircraft’s aerodynamics. We anticipate that the use of Sharklets® will result in improved range and flight performance in addition to fuel savings. We are working with the Federal Aviation Administration, or FAA, in efforts towards implementing the Next Generation Air Transportation System, or NextGen, by 2020. In 2012, we equipped 35 of our Airbus A320 aircraft to test ADS-B Out, a satellite based technology aimed to facilitate the communication between pilots and air traffic controllers. Even though it is still in the testing phase we have already seen benefits from the ADS-B Out equipment. This includes being able to reroute flights over the Gulf of Mexico to avoid bad weather, an area where the current FAA radar coverage is not complete. NextGen technology is expected to improve operational efficiency in the congested airspaces in which we operate. In 2012, we also became the first FAA certified Airbus A320 carrier in the U.S. to use satellite-based Special Required Navigation Performance Authorization Required, or RNP AR, approaches at two of JFK's prime and most used runways, 13L and 13R.
Fleet Maintenance
Consistent with our core value of safety, our FAA-approved maintenance programs are administered by our technical operations department. We use qualified maintenance personnel and ensure they have comprehensive training. We maintain our aircraft and associated maintenance records in accordance with, if not exceeding, FAA regulations. Fleet maintenance work is divided into three categories: line maintenance, heavy maintenance and component maintenance.
The bulk of our line maintenance is handled by JetBlue technicians and inspectors. It consists of daily checks, overnight and weekly checks, “A” checks, diagnostics and routine repairs.
Heavy maintenance checks, or "C" checks, consist of a series of more complex tasks taking from one to four weeks to accomplish and are typically performed once every 15 months. All of our aircraft heavy maintenance work is performed by FAA-approved facilities such as Embraer, Pemco and Timco, and are subject to direct oversight by JetBlue personnel. We outsource heavy maintenance as the costs are lower than if we performed the tasks internally, including any inventory related costs.
Component maintenance on equipment such as engines, auxiliary power units, landing gears, pumps and avionic computers are all performed by a number of different FAA-approved repair stations. We have maintenance agreements with MTU Maintenance Hannover GmbH, or MTU, for our Airbus fleet engines and with GE (OEM) for our EMBRAER 190 aircraft engines. We also have an agreement with Lufthansa Technik AG for the repair, overhaul, modification and logistics of certain Airbus components. Many of our maintenance service agreements are based on a fixed cost per flying hour. These fixed costs vary based upon the age of the aircraft and other operating factors impacting the related component. Required maintenance not otherwise covered by these agreements is performed on a time and materials basis. All other maintenance activities are sub-contracted to qualified maintenance, repair and overhaul organizations.

Aircraft Fuel
Aircraft fuel continues to be our largest expense. Its price and availability has been extremely volatile in the past due to global economic and geopolitical factors which we can neither control nor accurately predict. We use a third party fuel management service to procure most of our fuel. Our historical fuel consumption and costs for the years ended December 31 were:

	2014	2013	2012
Gallons consumed (millions)	639	604	563
Total cost (millions) (a)	$1,912	$1,899	$1,806
Average price per gallon (a)	$2.99	$3.14	$3.21
Percent of operating expenses	36.1%	37.9%	39.2%
(a) Total cost and average price per gallon each include related fuel taxes as well as effective fuel hedging gains and losses.
We attempt to protect ourselves against the volatility of fuel prices by entering into a variety of derivative instruments. These include swaps, caps, collars, and basis swaps with underlyings of jet fuel, crude and heating oil. We also use fixed forward price agreements, or FFPs, which allow us to lock in the price of fuel for specified quantities and at specified locations in future periods.
Financial Health
We strive to maintain financial strength and a cost structure that enables us to grow profitably and sustainably. In the first years of our history, we relied upon financing activities to fund much of our growth. Starting in 2007, as our airline matured, growth has largely been funded through internally generated cash from operations. Since 2010, while we have invested over $3.2 billion in capital assets, we have also generated approximately $3.5 billion in cash from operations, resulting in over $285 million in free cash flow. Our improving financial results have resulted in better credit ratings, which have in turn resulted in more attractive financing terms when we do not purchase assets for cash. Since 2010, we have also reduced our total debt balance by nearly $1.1 billion.
LiveTV
LiveTV, LLC, or LiveTV, was formerly a wholly owned subsidiary of JetBlue. It provides in-flight entertainment and connectivity solutions for various commercial airlines including JetBlue. In June 2014, we sold LiveTV and its subsidiaries LTV Global, Inc, and LiveTV International, Inc., to Thales Holding Corporation, or Thales. In September 2014, following the receipt of regulatory approval, we sold LiveTV Satellite Communications, LLC, a subsidiary of LiveTV, to Thales. Following the completion of these sales, these LiveTV operations ceased to be subsidiaries of JetBlue and are no longer presented in our consolidated financial statements. JetBlue, ViaSat Inc. and LiveTV have worked together to develop and support in-flight broadband connectivity for JetBlue which is being marketed as Fly-Fi™. JetBlue expects to continue to be a significant customer of LiveTV through its in-flight entertainment and onboard connectivity products and services.

CULTURE
Our People
Our success depends on our Crewmembers delivering the best customer service experience in the sky and on the ground. One of our competitive strengths is a service orientated culture grounded in our five key values of safety, caring, integrity, passion and fun. We believe a highly productive and engaged workforce enhances customer loyalty which in turn increases shareholder returns. Our goal is to hire, train and retain a diverse workforce of caring, passionate, fun and friendly people who share our mission to inspire humanity.
Our culture is first introduced to new Crewmembers during the screening process and then at an extensive new hire orientation program. The orientation focuses on the JetBlue strategy and emphasizes the importance of customer service, productivity and cost control. We provide continuous training for our Crewmembers including technical training, a specialized captain leadership training program unique in the industry, a leadership program for current company managers, an emerging managers program, regular training focused on the safety value and front line training for our customer service teams. Our growth plans necessitate and facilitate opportunities for talent development.
We believe a direct relationship between Crewmembers and our leadership is in the best interest of our Crewmembers, our customers and our shareholders. Except for our pilots, our Crewmembers do not have third-party representation. In April 2014, JetBlue pilots elected to be solely represented by the Air Line Pilots Association, or ALPA. The National Mediation Board, or NMB, has certified ALPA as the representative body for JetBlue pilots and we plan to work with ALPA to reach our first collective bargaining agreement. We have individual employment agreements with each of our non-unionized FAA licensed Crewmembers which consist of dispatchers, technicians, inspectors and air traffic controllers. Each employment agreement is for a term of five years and renews for an additional five-year term, unless the Crewmember is terminated for cause or the Crewmember elects not to renew. Pursuant to these employment agreements, Crewmembers can only be terminated for cause. In the event of a downturn in our business, resulting in a reduction of flying and related work hours, we are obligated to pay these Crewmembers a guaranteed level of income and to continue their benefits. We believe that through these agreements we provide what we believe to be industry-leading job protection language. We believe these agreements provide JetBlue and Crewmembers flexibility and allow us to react to Crewmember needs more efficiently than collective bargaining agreements.
Another aspect of the direct relationship with our Crewmembers are our Values Committees. These Value Committees are made up of peer-elected frontline Crewmembers from each of our major work groups, except pilots. They represent the interests of our workgroups and help us run our business in a productive and efficient way. We believe this direct relationship drives higher levels of engagement and alignment with JetBlue’s strategy, culture and overall goals.
We believe the efficiency and engagement of our Crewmembers is a result of our flexible and productive work rules. We are cognizant of the competition for productive labor in key industry positions and new government rules requiring higher qualifications as well as more restricted hours that may result in potential labor shortages in the upcoming years.
Our leadership team communicates on a regular basis with all Crewmembers in order to maintain this direct relationship with our people and to keep them informed about news, strategy updates and challenges affecting the airline. Effective and frequent communication throughout the organization is fostered through various means including email messages from our CEO and other senior leaders at least weekly, weekday news updates to all Crewmembers, employee engagement surveys, a quarterly Crewmember magazine and active leadership participation in new hire orientations. Leadership is also heavily involved in periodic open forum meetings across our network, called “pocket sessions” which are often videotaped and posted on our intranet. By soliciting feedback for ways to improve our service, teamwork and work environment, our leadership team works to keep Crewmembers engaged and makes our business decisions transparent. Additionally we believe cost and revenue improvements are best recognized by Crewmembers on the job.
Our average number of full-time equivalent employees, excluding employees of LiveTV, LLC, for the year ended December 31, 2014 consisted of 2,609 pilots, 2,769 flight attendants, 3,626 airport operations personnel, 540 technicians (whom other airlines may refer to as mechanics), 1,120 reservation agents, and 2,616 management and other personnel. For the year ended December 31, 2014, we employed an average of 11,352 full-time and 3,982 part-time employees.
Crewmember Programs
We are committed to supporting our Crewmembers through a number of programs including:
•Crewmember Resource Groups (CRGs) - These are groups of Crewmembers formed to act as a resource for both the group members as well as JetBlue. The groups serve as an avenue to embrace and encourage different perspectives, thoughts and ideas. At the end of 2014, we had three CRGs in place: JetPride, Women in Flight, and Vets in Blue. Starting in 2015, we will have a new CRG for anyone interested in Latin cultures.

•JetBlue Crewmember Crisis Fund (JCCF) - This organization was formed in 2002 as a non-profit corporation and recognized by the IRS as of that date as a tax-exempt entity. JCCF was created to assist JetBlue Crewmembers and their immediate family members (IRS Dependents) in times of crisis. Funds for JCCF grants come directly from Crewmembers via a tax-deductible payroll deduction. The assistance process is confidential with only the fund administrator and coordinator knowing the identity of the Crewmembers in need.
• Lift Recognition Program - Formed in 2012, this Crewmember recognition program encourages Crewmembers to celebrate their peers for living JetBlue's values by sending e-thanks through an on-line platform. On a periodic basis our Executive Leadership Team, or ELT, hosts an event for the Crewmembers that received the highest Lift award recognitions in each quarter of the year. In 2014, we saw almost 84,000 Lift nominations.
Community Programs
JetBlue is strongly committed to supporting the communities and BlueCities we serve through a variety of community programs including:
•Corporate Social Responsibility (CSR) - The CSR team was established to support not-for-profit organizations focusing on youth and education, environment, and community in the BlueCities we serve. The team organizes and supports community service projects, charitable giving and non-profit partnerships such as KaBOOM! and Soar with Reading.
•JetBlue Foundation - Organized in 2013 as a non-profit corporation, this foundation is a JetBlue-sponsored organization to advance aviation-related education and to continue our efforts to put aviation on the map as a top career choice for students.  We intend to do this by igniting interest in science, technology, engineering and mathematics. The foundation is legally independent from JetBlue and has a Board of Directors as well as an Advisory Committee, both of which are made up of Crewmembers.  The foundation is recognized by the IRS as a tax-exempt entity.
•USO Center T5/JFK - Continuing our tradition of proudly supporting the men, women and families of the military, in September 2014 we opened a USO Center in T5 at JFK. The Center is open seven days a week, 365 days per year for military members and their families traveling on any airline at JFK, not just JetBlue. This brand new center is fully stocked with computers, televisions, gaming devices/stations, furniture, iPads, food and beverages and much more. In conjunction with leading airport design firm Gensler, Turner Construction Company, the PANYNJ and more than 28 contractors and individual donors, 100% of the space, services, labor and materials were donated to ensure the USO would be free of any financial burden. Crewmembers donate time to help run the center.

REGULATION
Airlines are heavily regulated, with rules and regulations set by various federal, state and local agencies. We also operate under specific regulations due to our operations within the high density airspace of the northeast U.S. Most of our airline operations are regulated by U.S. governmental agencies including:
DOT - The DOT primarily regulates economic issues affecting air service including, but not limited to, certification and fitness, insurance, consumer protection and competitive practices. They set the requirement that carriers cannot permit domestic flights to remain on the tarmac for more than three hours. The DOT also requires that the advertised price for an airfare or a tour package including airfare, e.g., a hotel/air vacation package, has to be the total price to be paid by the customer, including all government taxes and fees. It has the authority to investigate and institute proceedings to enforce its economic regulations and may assess civil penalties, revoke operating authority and seek criminal sanctions.
FAA - The FAA primarily regulates flight operations, in particular, matters affecting air safety. This includes but is not limited to airworthiness requirements for aircraft, the licensing of pilots, mechanics and dispatchers, and the certification of flight attendants. It requires each airline to obtain an operating certificate authorizing the airline to operate at specific airports using specified equipment. Like all U.S. certified carriers, we cannot fly to new destinations without the prior authorization of the FAA. After providing notice and a hearing, it has the authority to modify, suspend temporarily or revoke permanently our authority to provide air transportation or that of our licensed personnel for failure to comply with FAA regulations. It can additionally assess civil penalties for such failures as well as institute proceedings for the imposition and collection of monetary fines for the violation of certain FAA regulations. When significant safety issues are involved, it can revoke a U.S. carrier's authority to provide air transportation on an emergency basis, without providing notice and a hearing. It monitors our compliance with maintenance as well as flight operations and safety regulations. It maintains on-site representatives and performs frequent spot inspections of our aircraft, employees and records. It also has the authority to issue airworthiness directives and other mandatory orders. This includes the inspection of aircraft and engines, fire retardant and smoke detection devices, collision and windshear avoidance systems, noise abatement and the mandatory removal and replacement of aircraft parts that have failed or may fail in the future. We have and maintain FAA certificates of airworthiness for all of our aircraft and have the necessary FAA authority to fly to all of the destinations we currently serve.
TSA - The TSA operates under the Department of Homeland Security and is responsible for all civil aviation security. This includes passenger and baggage screening, cargo security measures, airport security, assessment and distribution of intelligence, and security research and development. It also has law enforcement powers and the authority to issue regulations, including in cases of national emergency, without a notice or comment period. It can additionally assess civil penalties for such failures as well as institute proceedings for the imposition and collection of monetary fines for the violation of certain regulations.
Taxes & Fees - The airline industry is one of the most heavily taxed in the U.S., with taxes and fees accounting for approximately 16% of the total fare charged to a customer. Airlines are obligated to fund all of these taxes and fees regardless of their ability to pass these charges on to the customer. The TSA sets the September 11, or 9/11, Security Fee which is passed to the customer. On July 21, 2014, the 9/11 Security Fee was increased from $2.50 per enplanement, with a maximum of $5 per one-way trip, to $5.60 per enplanement, regardless of the number of connecting flights. On December 19, 2014, the fee was amended and a round trip has been limited to a maximum of $11.20.
State and Local - We are subject to state and local laws and regulations in a number of states in which we operate and the regulations of various local authorities operating the airports we serve.
Airport Access - JFK, LaGuardia, Newark and Reagan National are Slot-controlled airports subject to the "High Density Rule" and successor rules issued by the FAA. These rules were implemented due to the high volume of traffic at these popular airports located in the northeast corridor airspace. The rules limit the air traffic in and out of these airports during specific times; however, even with the rules in place, delays remain among the highest in the nation due to continuing airspace congestion. We additionally have Slots at other Slot-controlled airports governed by unique local ordinances not subject to the High Density Rule, including Westchester County Airport in White Plains, NY and Long Beach (California) Municipal Airport.
Airport Infrastructure - The northeast corridor of the U.S. contains some of the most congested airspaces in the world. The airports in this region are some of the busiest in the country, the majority of which are more than 60 years old. Due to high usage and aging infrastructure, issues arise at these airports that are not necessarily seen in other parts of the country. Starting in 2015, a heavily utilized runway at JFK is scheduled to be refurbished. The Central Terminal refurbishment at LaGuardia has been delayed and is still to be scheduled. Once underway, it is expected to be refurbished in phases over six years.

Foreign Operations - International air transportation is subject to extensive government regulation. The availability of international routes to U.S. airlines is regulated by treaties and related agreements between the U.S. and foreign governments. We currently operate international service to Aruba, the Bahamas, Barbados, Bermuda, the Cayman Islands, Colombia, Costa Rica, Curaçao, the Dominican Republic, Haiti, Jamaica, Mexico, Peru, Saint Lucia, St. Maarten, Trinidad and Tobago and the Turks and Caicos Islands. To the extent we seek to provide air transportation to additional international markets in the future, we would be required to obtain necessary authority from the DOT and the applicable foreign government.
We believe we are operating in material compliance with DOT, FAA, TSA and applicable international regulations as well as hold all necessary operating and airworthiness authorizations and certificates. Should any of these authorizations or certificates be modified, suspended or revoked, our business could be materially adversely affected.
Other
Environmental - We are subject to various federal, state and local laws relating to the protection of the environment. This includes the discharge or disposal of materials and chemicals as well as the regulation of aircraft noise administered by numerous state and federal agencies.
The Airport Noise and Capacity Act of 1990 recognizes the right of airport operators with special noise problems to implement local noise abatement procedures as long as those procedures do not interfere unreasonably with the interstate and foreign commerce of the national air transportation system. Certain airports, including San Diego and Long Beach airports in California, have established restrictions to limit noise which can include limits on the number of hourly or daily operations and the time of such operations. These limitations are intended to protect the local noise-sensitive communities surrounding the airport. Our scheduled flights at Long Beach and San Diego are in compliance with the noise curfew limits, but on occasion when we experience irregular operations we may violate these curfews. We have agreed to a payment structure with the Long Beach City Prosecutor for any violations which we pay quarterly to the Long Beach Public Library Foundation. The payment is based on the number of infractions in the preceding quarter. This local ordinance has not had, and we believe it will not have, a negative effect on our operations.
We use our JetBlue Sustainability program on www.jetblue.com/green/ to educate our customers and Crewmembers about environmental issues and to inform the public about our environmental protection initiatives. Our most recent corporate sustainability report for 2013 is available on our website and addresses our environmental programs, including those aimed at curbing greenhouse emissions, our recycling efforts and our focus on corporate social responsibility.
Foreign Ownership - Under federal law and DOT regulations, we must be controlled by U.S. citizens. In this regard, our president and at least two-thirds of our board of directors must be U.S. citizens. Further, no more than 24.99% of our outstanding common stock may be voted by non-U.S. citizens. We believe we are currently in compliance with these ownership provisions.
Other Regulations - All airlines are subject to certain provisions of the Communications Act of 1934 due of their extensive use of radio and other communication facilities. They are also required to obtain an aeronautical radio license from the FCC. To the extent we are subject to FCC requirements, we take all necessary steps to comply with those requirements. Our labor relations are covered under Title II of the Railway Labor Act of 1926 and are subject to the jurisdiction of the NMB. In addition, during periods of fuel scarcity, access to aircraft fuel may be subject to federal allocation regulations.
Civil Reserve Air Fleet - We are a participant in the Civil Reserve Air Fleet Program, which permits the U.S. Department of Defense to utilize our aircraft during national emergencies when the need for military airlift exceeds the capability of military aircraft. By participating in this program, we are eligible to bid on and be awarded peacetime airlift contracts with the military.
Insurance
We carry insurance of types customary in the airline industry and at amounts deemed adequate to protect us and our property as well as comply with both federal regulations and certain credit and lease agreements. As a result of the terrorist attacks of September 11, 2001, aviation insurers significantly reduced the amount of insurance coverage available to commercial airlines for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events. This is known as war risk coverage. At the same time, these insurers significantly increased the premiums for aviation insurance in general. The U.S. government agreed to provide commercial war-risk insurance for U.S. based airlines, covering losses to employees, passengers, third parties and aircraft. This coverage ended in December 2014. As of July 2014, JetBlue obtained comparable coverage in the commercial market as part of our overall hull and liability insurance coverage.

Iran Sanctions Disclosure
Pursuant to Section 13(r) of the Securities Exchange Act of 1934, or the Exchange Act, if during 2014, JetBlue or any of its affiliates engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, JetBlue would be required to disclose information regarding such transactions in our Annual Report as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, or ITRA. During 2014, JetBlue did not engage in any reportable transactions with Iran or with persons or entities related to Iran.
Deutsche Lufthansa AG, or Lufthansa, is a stockholder of approximately 15% of JetBlue's outstanding shares of common stock and has two representatives on our Board of Directors.  Accordingly, it may be deemed an “affiliate” of JetBlue, as the term is defined in Exchange Act Rule 12b-2.  In response to our inquiries, Lufthansa informed us it does not engage in transactions that would be disclosable under ITRA Section 219.  However, Lufthansa informed us it does provide air transportation services from Frankfurt, Germany to Tehran, Iran pursuant to Air Transport Agreements between the respective governments. Accordingly, Lufthansa may have agreements in place to support such air transportation services with the appropriate agencies or entities, such as landing or overflight fees, handling fees or technical/refueling fees. In addition, there may be additional civil aviation related dealings with Iran Air as part of typical airline to airline interactions.  In response to our inquiry, Lufthansa did not specify the total revenue it receives in connection with the foregoing transactions, but confirmed the transactions are not prohibited under any applicable laws.

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
Furthermore, there have been numerous mergers and acquisitions within the airline industry including, for example, the recent combinations of American Airlines and US Airways, United Airlines and Continental Airlines, and Southwest Airlines and AirTran Airways. In the future, our industry composition may continue to change. Any business combination could significantly alter industry conditions and competition within the airline industry and could cause fares of our competitors to be reduced. Additionally, if a traditional network airline were to fully develop a low cost structure, or if we were to experience increased competition from low cost carriers, our business could be materially adversely affected.
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
Our aircraft fuel purchase agreements do not protect us against price increases or guarantee the availability of fuel. Additionally, some of our competitors may have more leverage than we do in obtaining fuel. We have and may continue to enter into a variety of option contracts and swap agreements for crude oil, heating oil, and jet fuel to partially protect against significant increases in fuel prices. However, such contracts and agreements do not completely protect us against price volatility, are limited in volume and duration, and can be less effective during volatile market conditions and may carry counterparty risk. Under the fuel hedge contracts we may enter from time to time, counterparties to those contracts may require us to fund the margin associated with any loss position on the contracts if the price of crude oil falls below specified benchmarks. Meeting our obligations to fund these margin calls could adversely affect our liquidity.
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
As of December 31, 2014, our debt of $2.23 billion accounted for 47% of our total capitalization. In addition to long-term debt, we have a significant amount of other fixed obligations under operating leases related to our aircraft, airport terminal space, other airport facilities and office space. As of December 31, 2014, future minimum payments under noncancelable leases and other financing obligations were approximately $2.00 billion for 2015 through 2019 and an aggregate of $1.36 billion for the years thereafter. Terminal 5 at JFK is under a lease with the PANYNJ that ends on the 28th anniversary of the date of beneficial occupancy of T5i. The minimum payments under this lease are being accounted for as a financing obligation and have been included in the future minimum payment totals above.

As of December 31, 2014, we had commitments of approximately $6.67 billion to purchase 127 additional aircraft and ten spare engines through 2023, including estimated amounts for contractual price escalations. We may incur additional debt and other fixed obligations as we take delivery of new aircraft and other equipment and continue to expand into new markets. In an effort to limit the incurrence of significant additional debt, we may seek to defer some of our scheduled deliveries, sell or lease aircraft to others, or pay cash for new aircraft, to the extent necessary or possible. The amount of our existing debt, and other fixed obligations, and potential increases in the amount of our debt and other fixed obligations could have important consequences to investors and could require a substantial portion of cash flows from operations for debt service payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes.
Our high level of debt and other fixed obligations could:
•impact our ability to obtain additional financing to support capital expansion plans and for working capital and other purposes on acceptable terms or at all;
•divert substantial cash flow from our operations, execution of our commercial initiatives and expansion plans in order to service our fixed obligations;
•require us to incur significantly more interest expense than we currently do if rates were to increase, since approximately 25% of our debt has floating interest rates; and
•place us at a possible competitive disadvantage compared to less leveraged competitors and competitors with better access to capital resources or more favorable terms.
Our ability to make scheduled payments on our debt and other fixed obligations will depend on our future operating performance and cash flows, which in turn will depend on prevailing economic and political conditions and financial, competitive, regulatory, business and other factors, many of which are beyond our control. We are principally dependent upon our operating cash flows and access to the capital markets to fund our operations and to make scheduled payments on debt and other fixed obligations. We cannot assure you we will be able to generate sufficient cash flows from our operations or from capital market activities to pay our debt and other fixed obligations as they become due. If we fail to do so our business could be harmed. If we are unable to make payments on our debt and other fixed obligations, we could be forced to renegotiate those obligations or seek to obtain additional equity or other forms of additional financing.
Our substantial indebtedness may limit our ability to incur additional debt to obtain future financing needs.
We typically finance our aircraft through either secured debt or lease financing. The impact on financial institutions from the global economic conditions may adversely affect the availability and cost of credit to JetBlue as well as to prospective purchasers of our aircraft we undertake to sell in the future, including financing commitments we have already obtained for purchases of new aircraft or financing or refinancing of existing aircraft. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our strategy or otherwise constrain our operations.
Our maintenance costs will increase as our fleet ages.
Our maintenance costs will increase as our fleet ages. In the past, we have incurred lower maintenance expenses because most of the parts on our aircraft were under multi-year warranties and many of these warranties have expired. If any maintenance provider with whom we have a flight hour agreement fails to perform or honor such agreements, we will incur higher interim maintenance costs until we negotiate new agreements.
Furthermore, as our fleet ages, we expect to implement various fleet modifications over the next several years to ensure our aircrafts’ continued efficiency, modernization, brand consistency and safety. Our plans to refresh our older Airbus aircraft and the addition of Sharklets®, for example, may require significant modification time. These fleet modifications may require significant investment over several years, including taking aircraft out of service for several weeks at a time.
Our salaries, wages and benefits costs will increase as our workforce ages.
As our employees' tenure with JetBlue matures, our salaries, wages and benefits costs increase. As our overall workforce ages, we expect our medical and related benefits to increase, despite an increased corporate focus on Crewmember wellness.

We may be subject to unionization, work stoppages, slowdowns or increased labor costs and the unionization of the Company’s pilots could result in increased labor costs.
Our business is labor intensive and the unionization of any of our employees could result in demands that may increase our operating expenses and adversely affect our financial condition and results of operations. Any of the different crafts or classes of our employees could unionize at any time, which would require us to negotiate in good faith with the employee group’s certified representative concerning a collective bargaining agreement. In addition, we may be subject to disruptions by unions protesting the non-union status of our other employees. Any of these events would be disruptive to our operations and could harm our business.
In general, unionization has increased costs in the airline industry. On April 22, 2014, approximately 74% of our pilots voted to be represented by the Airlines Pilot Association, or ALPA. In the first quarter of 2015, we intend to begin negotiations with the union regarding a collective bargaining agreement. If we are unable to reach agreement on the terms of a collective bargaining agreement in the future, or we experience wide-spread employee dissatisfaction, we could be subject to adverse actions. Any of these events could result in increased labor costs or reduced efficiency, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
There are risks associated with our presence in some of our international emerging markets, including political or economic instability and failure to adequately comply with existing legal and regulatory requirements.
Expansion to new international emerging markets may have risks due to factors specific to those markets. Emerging markets are countries which have less developed economies and are vulnerable to economic and political instability, such as significant fluctuations in gross domestic product, interest and currency exchange rates, civil disturbances, government instability, nationalization and expropriation of private assets, trafficking and the imposition of taxes or other charges by governments. The occurrence of any of these events in markets served by us and the resulting instability may adversely affect our business.
We have expanded and expect to continue to expand our service to countries in the Caribbean and Latin America, some of which have less developed legal systems, financial markets, and business and political environments than the United States, and therefore present greater political, legal, regulatory, economic and operational risks.  We emphasize legal compliance and have implemented and continue to implement and refresh policies, procedures and certain ongoing training of employees with regard to business ethics, anti-corruption policies and many key legal requirements; however, there can be no assurance our employees or third party service providers in such locations will adhere to our code of business ethics, anti-corruption policies, other Company policies, or other legal requirements.  If we fail to enforce our policies and procedures properly or maintain adequate record-keeping and internal accounting practices to accurately record our transactions, we may be subject to sanctions.  In the event we believe or have reason to believe our employees have or may have violated applicable laws or regulations, we may be subject to investigation costs, potential penalties and other related costs which in turn could negatively affect our reputation, and our results of operations and cash flow.
In addition, to the extent we continue to grow our business both domestically and internationally, opening new markets requires us to commit a substantial amount of resources even before the new services commence. Expansion is also dependent upon our ability to maintain a safe and secure operation and requires additional personnel, equipment and facilities.
Our high aircraft utilization rate helps us keep our costs low, but also makes us vulnerable to delays and cancellations in our operating regions; such delays and cancellations could reduce our profitability.
We maintain a high daily aircraft utilization rate which is the amount of time our aircraft spend in the air carrying passengers. High daily aircraft utilization allows us to generate more revenue from our aircraft and is achieved in part by reducing turnaround times at airports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including adverse weather conditions, security requirements, air traffic congestion and unscheduled maintenance. The majority of our operations are concentrated in the Northeast and Florida, which are particularly vulnerable to weather and congestion delays. Reduced aircraft utilization may limit our ability to achieve and maintain profitability as well as lead to customer dissatisfaction.

Our business is highly dependent on the New York metropolitan market and increases in competition or congestion or a reduction in demand for air travel in this market, or governmental reduction of our operating capacity at JFK, would harm our business.
We are highly dependent on the New York metropolitan market where we maintain a large presence with approximately one-half of our daily flights having JFK, LaGuardia, Newark, Westchester County Airport or Newburgh’s Stewart International Airport as either their origin or destination. We have experienced an increase in flight delays and cancellations at these airports due to airport congestion which has adversely affected our operating performance and results of operations. Our business could be further harmed by an increase in the amount of direct competition we face in the New York metropolitan market or by continued or increased congestion, delays or cancellations. Our business would also be harmed by any circumstances causing a reduction in demand for air transportation in the New York metropolitan area, such as adverse changes in local economic conditions, health concerns, negative public perception of New York City, terrorist attacks or significant price or tax increases linked to increases in airport access costs and fees imposed on passengers.
We rely heavily on automated systems to operate our business; any failure of these systems could harm our business.
We are dependent on automated systems and technology to operate our business, enhance customer service and achieve low operating costs. The performance and reliability of our automated systems and data centers is critical to our ability to operate our business and compete effectively. These systems include our computerized airline reservation system, flight operations system, telecommunications systems, website, maintenance systems, check-in kiosks, and our primary and redundant data centers. Our website and reservation system must be able to accommodate a high volume of traffic and deliver important flight information. These systems require upgrades or replacement periodically, which involve implementation and other operational risks. Our business may be harmed if we fail to operate, replace or upgrade our systems or data center infrastructure successfully.
We rely on the third party providers of our current automated systems and data center infrastructure for technical support. If the current providers were to fail to adequately provide technical support for any one of our key existing systems or if new or updated components were not integrated smoothly, we could experience service disruptions, which, if they were to occur, could result in the loss of important data, increase our expenses, decrease our revenues and generally harm our business and reputation. Furthermore, our automated systems cannot be completely protected against events beyond our control, including natural disasters, computer viruses, other security breaches, or telecommunications failures. Substantial or sustained system failures could impact customer service and result in our customers purchasing tickets from other airlines. We have implemented security measures and change control procedures and have disaster recovery plans as well as requiring our third party providers to have disaster recovery plans; however, we cannot assure you these measures are adequate to prevent disruptions, which, if they were to occur, could result in the loss of important data, increase our expenses, decrease our revenues and generally harm our business and reputation.
We may be impacted by increases in airport expenses relating to infrastructure and facilities.
In order to operate within our current markets as well as continue to grow in new markets, we must be able to obtain adequate infrastructure and facilities within the relevant airports. This includes gates, check-in facilities, operations facilities and landing slots, where applicable. The costs associated with these airports are often negotiated on a short-term basis with the relevant airport authority and we could be subject to increases in costs on a regular basis with or without our approval.
In addition, our operations concentrated in older airports may be harmed if the infrastructure at those airports fails to operate as expected due to age, overuse or significant unexpected weather events.
Extended interruptions or disruptions in service at one of our focus cities could have a material adverse impact on our operations.
Our business is heavily dependent on our operations in the New York Metropolitan area, including at John F. Kennedy International Airport, or JFK, and at our other focus cities in Boston, Orlando, Fort Lauderdale, the Los Angeles basin and San Juan, Puerto Rico. Each of these operations includes flights that gather and distribute traffic to other major cities. A significant interruption or disruption in service at one of our focus cities could have a serious impact on our business, financial condition and results of operations.

Our reputation and business may be harmed and we may be subject to legal claims if there is loss, unlawful disclosure or misappropriation of, or unsanctioned access to, our customers’, employees’, business partners’ or our own information or other breaches of our information security.
We make extensive use of online services and centralized data processing, including through third party service providers. The secure maintenance and transmission of customer and employee information is a critical element of our operations. Our information technology and other systems and those of service providers or business partners, that maintain and transmit customer information, may be compromised by a malicious third party penetration of our network security, or of a third party service provider or business partner, or impacted by deliberate or inadvertent actions or inactions by our employees, or those of a third party service provider or business partner. As a result, personal information may be lost, disclosed, accessed or taken without consent.
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
Any such loss, disclosure or misappropriation of, or access to, customers’, employees’ or business partners’ information or other breach of our information security can result in legal claims or legal proceedings, including regulatory investigations and actions, may have a negative impact on our reputation, may lead to regulatory enforcement actions against us, and may materially adversely affect our business, operating results and financial condition. Furthermore, the loss, disclosure or misappropriation of our business information may materially adversely affect our business, operating results and financial condition. The regulations in this area are developing and evolving. International regulation adds complexity as we expand our service and include more passengers from other countries.
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
We compete against the other major U.S. airlines for pilots, mechanics and other skilled labor; some of them offer wage and benefit packages exceeding ours. As more pilots in the industry approach mandatory retirement age, the U.S. airline industry may be affected by a pilot shortage. We may be required to increase wages and/or benefits in order to attract and retain qualified personnel or risk considerable employee turnover. If we are unable to hire, train and retain qualified employees, our business could be harmed and we may be unable to implement our growth plans.
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

Our results of operations fluctuate due to seasonality, weather and other factors.
We expect our quarterly operating results to fluctuate due to seasonality including high vacation and leisure demand occurring on the Florida routes between October and April and on our western routes during the summer. Actions of our competitors may also contribute to fluctuations in our results. We are more susceptible to adverse weather conditions, including snow storms and hurricanes, as a result of our operations being concentrated on the East Coast, than some of our competitors. In Q1 2014, for example, Winter Storm Hercules and other winter weather resulted in approximately 4,100 flight cancellations. Our Florida and Caribbean operations are subject to hurricanes. As we enter new markets we could be subject to additional seasonal variations along with any competitive responses to our entry by other airlines. Price changes in aircraft fuel as well as the timing and amount of maintenance and advertising expenditures also impact our operations. As a result of these factors, quarter-to-quarter comparisons of our operating results may not be a good indicator of our future performance. In addition, it is possible in any future period our operating results could be below the expectations of investors and any published reports or analysis regarding JetBlue. In such an event, the price of our common stock could decline, perhaps substantially.
We are subject to the risks of having a limited number of suppliers for our aircraft, engines and our Fly-Fi™ product.
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
Our Fly-Fi™ service uses technology and satellite access through our agreement with LiveTV, LLC.  An integral component of the Fly-Fi™ system is the antenna, which is supplied to us by LiveTV.  If LiveTV were to stop supplying us with its antennas for any reason, we would have to incur significant costs to procure an alternate supplier.  Additionally, if the satellites Fly-Fi™ uses were to become inoperable for any reason, we would have to incur significant costs to replace the service.
Our reputation and financial results could be harmed in the event of an accident or incident involving our aircraft.
An accident or incident involving one of our aircraft could involve significant potential claims of injured passengers or others in addition to repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service. We are required by the DOT to carry liability insurance. Although we believe we currently maintain liability insurance in amounts and of the type generally consistent with industry practice, the amount of such coverage may not be adequate and we may be forced to bear substantial losses from an accident. Substantial claims resulting from an accident in excess of our related insurance coverage would harm our business and financial results. Moreover, any aircraft accident or incident, even if fully insured, could cause a public perception we are less safe or reliable than other airlines which would harm our business.
An ownership change could limit our ability to use our net operating loss carryforwards for U.S. income tax purposes.
As of December 31, 2014, we had approximately $446 million of federal net operating loss carryforwards for U.S. income tax purposes that begin to expire in 2025. Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to use its net operating loss carryforwards if it experiences an “ownership change”. Similar rules and limitations may apply for state income tax purposes. In the event an “ownership change” were to occur in the future, our ability to utilize our net operating losses could be limited.
Our business depends on our strong reputation and the value of the JetBlue brand.
The JetBlue brand name symbolizes high-quality friendly customer service, innovation, fun, and a pleasant travel experience. JetBlue is a widely recognized and respected global brand; the JetBlue brand is one of our most important and valuable assets. The JetBlue brand name and our corporate reputation are powerful sales and marketing tools and we devote significant resources to promoting and protecting them. Adverse publicity, whether or not justified, relating to activities by our employees, contractors or agents could tarnish our reputation and reduce the value of our brand. Damage to our reputation and loss of brand equity could reduce demand for our services and thus have an adverse effect on our financial condition, liquidity and results of operations, as well as require additional resources to rebuild our reputation and restore the value of our brand.
We may be subject to competitive risks due to the long term nature of our fleet order book.
At present, we have existing aircraft commitments through 2023. As technological evolution occurs in our industry, through the use of composites and other innovations, we may be competitively disadvantaged because we have existing extensive fleet commitments that would prohibit us from adopting new technologies on an expedited basis.

Risks Associated with the Airline Industry
The airline industry is particularly sensitive to changes in economic condition.
Fundamental and permanent changes in the domestic airline industry have been ongoing over the past several years as a result of several years of repeated losses, among other reasons. These losses resulted in airlines renegotiating or attempting to renegotiate labor contracts, reconfiguring flight schedules, furloughing or terminating employees, as well as considering other efficiency and cost-cutting measures. Despite these actions, several airlines have reorganized under Chapter 11 of the U.S. Bankruptcy Code to permit them to reduce labor rates, restructure debt, terminate pension plans and generally reduce their cost structure. Since 2005, the U.S. airline industry has experienced significant consolidation and liquidations. The global economic recession and related unfavorable general economic conditions, such as higher unemployment rates, a constrained credit market, housing-related pressures, and increased business operating costs can reduce spending for both leisure and business travel. Unfavorable economic conditions could also impact an airline’s ability to raise fares to counteract increased fuel, labor, and other costs. It is possible that further airline reorganizations, consolidation, bankruptcies or liquidations may occur in the current global economic environment, the effects of which we are unable to predict. We cannot assure you the occurrence of these events, or potential changes resulting from these events, will not harm our business or the industry.
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
In addition, the U.S. Environmental Protection Agency, or EPA, has proposed changes to underground storage tank regulations that could affect certain airport fuel hydrant systems. In addition to the proposed EPA and state regulations, several U.S. airport authorities are actively engaged in efforts to limit discharges of de-icing fluid to local groundwater, often by requiring airlines to participate in the building or reconfiguring of airport de-icing facilities.
Federal budget constraints or federally imposed furloughs due to budget negotiations deadlocks may adversely affect our industry, business, results of operations and financial position.
Many of our airline operations are regulated by governmental agencies, including the FAA, the DOT, the CBP, the TSA and others.  If the federal government were to experience issues in reaching budgetary consensus in the future resulting in mandatory furloughs and/or other budget constraints, our operations and results of operations could be materially negatively impacted.  The travel behaviors of the flying public could also be affected, which may materially adversely impact our industry and our business.
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
Any outbreak of a disease affecting travel behavior could have a material adverse impact on airlines.  In addition, outbreaks of disease could result in quarantines of our personnel or an inability to access facilities or our aircraft, which could adversely affect our operations. Similarly, if an environmental disaster were to occur and adversely impact any of our destination cities, travel behavior could be affected and in turn, could materially adversely impact our business.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Aircraft
As of December 31, 2014, we operated a fleet consisting of 13 Airbus A321 aircraft, 130 Airbus A320 aircraft and 60 EMBRAER 190 aircraft as summarized in the table below:

Aircraft	Seating Capacity		Owned	Capital Leased	Operating Leased	Total	Average Age in Years
Airbus A320	150		96	4	30	130	9.3
Airbus A321	190 / 159	(1)	11	2	—	13	0.6
EMBRAER 190	100		30	—	30	60	6.2
			137	6	60	203	7.8
(1) Our Airbus A321 with a single cabin layout has a seating capacity of 190 seats. Our Airbus A321 with our Mint™ premium service has a seating capacity of 159 seats.
As of December 31, 2014, our aircraft leases have an average remaining term of approximately 7 years, with expiration dates between 2016 and 2026. We have the option to extend most of these leases for additional periods or to purchase the aircraft at the end of the related lease term. All but 39 of our 137 owned aircraft are subject to secured debt financing and all of our 33 spare engines are owned.
In November 2014, we amended our purchase agreement with Airbus by deferring 13 Airbus A321 aircraft orders and eight Airbus A320 aircraft orders from 2016-2020 to 2020-2023. Of these deferrals, ten Airbus A321 aircraft orders were converted to Airbus A321 new engine option (A321neo) orders and five Airbus A320neo aircraft orders were converted to Airbus A321neo aircraft orders. We additionally converted three Airbus A320 aircraft orders in 2016 to Airbus A321 aircraft orders.
As of December 31, 2014, we had 127 aircraft on order, which are scheduled for delivery through 2023. Our future aircraft delivery schedule is as follows:

Year	Airbus A320neo	Airbus A321	Airbus A321neo	EMBRAER 190	Total
2015	—	12	—	—	12
2016	—	10	—	—	10
2017	—	10	—	—	10
2018	—	1	6	—	7
2019	—	—	15	—	15
2020	6	—	9	10	25
2021	16	—	—	7	23
2022	3	—	13	7	23
2023	—	—	2	—	2
	25	33	45	24	127

Ground Facilities
Airports
All of our facilities at the airports we serve are under leases or other occupancy agreements. This space is leased directly or indirectly from the local airport authority on varying terms dependent on prevailing practice at each airport. Our terminal passenger service facilities of ticket counters, gate space, operations support area and baggage service offices generally have agreement terms ranging from less than one year to five years. They can contain provisions for periodic adjustments of rental rates, landing fees and other charges applicable under the type of lease. Under some of these agreements we are responsible for the maintenance, insurance, utilities and certain other facility-related expenses and services.
Our most significant lease agreements relate to our airport facilities at JFK, followed by our facilities at Boston:
•JFK - We have a lease agreement with the PANYNJ for T5. We have the option to terminate the agreement in 2033, five years prior to the end of the original scheduled lease term of October 2038. In December 2010, we executed a supplement to this lease agreement for the T6 property, our original base of operations at JFK, for a term of five years, which afforded us the exclusive right to develop on the T6 property. In 2012, we commenced construction of T5i, an expansion to T5 that we use as an international arrival facility. Another supplement of the original T5 lease was executed in 2013. The lease, as amended, now incorporates a total of approximately 19 acres of space for our T5 facilities. The T5i section of T5 opened to customers in November 2014.
•Boston - We had an initial five year lease agreement with Massport for five gates in Terminal C that started on May 1, 2005, and allowed JetBlue to grow to 11 gates by 2008. We negotiated an extension clause as of May 1, 2010 whereby the lease had 20 successive one-year automatic renewals, each from May 1 through to April 30. With the continued growth of our operations in Boston, we increased the number of leased gates from Massport to 16 and signed an amendment with them in May 2014 to lease an additional eight gates and related support spaces in Terminal C that were previously occupied by United Airlines.  As of December 31, 2014, we lease 20 gates in Terminal C.  We plan to add the remaining four gates and related support spaces gradually to accommodate our operational needs.
We have entered into use arrangements at each of the airports we serve providing for the non-exclusive use of runways, taxiways and other airport facilities. Landing fees under these agreements are typically based on the number of aircraft landings and the weight of the aircraft.
Other
We lease the following hangars and airport support facilities at our focus cities:
•New York - At JFK we have a ground lease agreement which expires in 2030 relating to an aircraft maintenance hangar, an adjacent office and warehouse facility, and an adjacent storage facility for aircraft parts. These facilities accommodate our technical support operations. We also occupy a building from the PANYNJ which is mainly used for ground equipment maintenance work.
•Boston - We have a ground lease agreement which expires in 2017 relating to a building which includes an aircraft maintenance hangar and support space. We also have a lease for a facility to accommodate our ground support equipment maintenance.
•Orlando - We have a ground lease agreement which expires in 2035 relating to a hangar. Previously, the hangar was shared between LiveTV, our former subsidiary, and JetBlue. When LiveTV was sold in June 2014, JetBlue took over the entire hangar complex. We also occupy a training center with a lease agreement that expires in 2035 which we use for the initial and recurrent training of our pilots and in-flight crew, as well as support training for our technical operations and airport crew. This facility is equipped with six full flight simulators, nine cabin trainers, a training pool, classrooms and support areas. In 2013, we began construction of a lodging facility adjacent to our training center. We anticipate that our Crewmembers will utilize this lodging facility for overnight accommodation when attending the training center. It is expected that the facility will be opened in 2015, with the lease agreement expiring in 2035.
Our primary corporate offices are located in Long Island City, New York, with our lease expiring in 2023. Our offices in Salt Lake City, Utah contain a core team of Crewmembers who are responsible for group sales, customer service, at-home reservation agent supervision, disbursements and certain other finance functions. The lease for Salt Lake City expires in 2022. We also maintain other facilities that are necessary to support our operations in the cities we serve.

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
David Barger, age 57, is our Chief Executive Officer. He has served in this capacity since May 2007 and was our President from August 1998 to September 2007 and June 2009 to December 2013. He is also a member of our Board of Directors. As previously announced, effective February 15, 2015, he will step down from both his role as Chief Executive Officer and a member of our Board of Directors. He previously served as our Chief Operating Officer from August 1998 to March 2007. From 1992 to 1998, Mr. Barger served in various management positions with Continental Airlines, including Vice President, Newark hub. He held various director level positions at Continental Airlines from 1988 to 1995. From 1982 to 1988, Mr. Barger served in various positions with New York Air, including Director of Stations.
Robin Hayes, age 47, is our President. He was promoted to this role on January 1, 2014, having previously served as our Executive Vice President and Chief Commercial Officer since he joined us in August 2008. He will succeed David Barger as Chief Executive Officer and will become a member of our Board of Directors effective February 16, 2015. He joined JetBlue after nineteen years at British Airways. In his last role at British Airways, Mr. Hayes served as Executive Vice President for The Americas and before that he served in a number of operational and commercial positions in the UK and Germany.
Mark D. Powers, age 61, is our Chief Financial Officer, a position he has held since April 2012. Mr. Powers joined us in July 2006 as Treasurer and Vice President, Corporate Finance. He was promoted to Senior Vice President, Treasurer in 2007. Prior to joining JetBlue, Mr. Powers was an independent advisor to several aviation-related companies and has held a number of positions in both the finance and legal departments of Continental Airlines, Northwest Airlines and General Electric's jet engine unit.
James Hnat, age 44, is our Executive Vice President Corporate Affairs, General Counsel and Secretary and has served in this capacity since April 2007. Previously, he served as our Senior Vice President, General Counsel and Assistant Secretary from March 2006, as General Counsel and Assistant Secretary from February 2003 to March 2006 and as Associate General Counsel from June 2001 to January 2003. Prior to joining JetBlue, Mr. Hnat worked as an attorney at Milbank, Tweed, Hadley & McCloy LLP, where he specialized in aircraft finance transactions and at Condon & Forsyth LLP where he specialized in airline defense litigation. Mr. Hnat is a member of the bar of New York and Massachusetts.
Alexander Chatkewitz, age 50, is our Vice President and Chief Accounting Officer, a position he has held since December 2014. Prior to joining JetBlue, Mr. Chatkewitz worked at Philip Morris International, where he served as Vice President & Controller - Financial Reporting & Accounting Research since 2008. Prior to Phillip Morris, he served for a decade as Altria Group’s Vice President Assistant Controller - Financial Reporting & Consolidations. Mr. Chatkewitz also held positions at Marsh & McLennan Companies as well as the audit practice of Deliotte & Touche.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Stockholder Matters
Our common stock is traded on the NASDAQ Global Select Market under the symbol JBLU. The table below shows the high and low sales prices for our common stock.

	High	Low
2014 Quarter Ended
March 31	$9.37	$8.32
June 30	10.88	7.63
September 30	12.73	10.40
December 31	15.90	9.41
2013 Quarter Ended
March 31	$7.01	$5.70
June 30	7.28	5.95
September 30	6.93	6.04
December 31	9.20	6.57
As of January 30, 2015, there were approximately 536 holders of record of our common stock.
We have not paid cash dividends on our common stock and have no current intention to do so. Any future determination to pay cash dividends would be at the discretion of our Board of Directors, subject to applicable limitations under Delaware law. This decision would be dependent upon our results of operations, financial condition and other factors deemed relevant by our Board of Directors.
Purchases of Equity Securities by the Issuer and Affiliated Purchases
In September 2012, the Board authorized a five year share repurchase program of up to 25 million shares. As of December 31, 2014, 13.3 million shares remain available for repurchase under the program. During 2014 the following shares were repurchased under the program:

Period	Total Number of Shares Purchased		Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet to be purchased under the program
April 2014	719,875		$8.43	719,875
May 2014	5,934,365	(1)	$10.57	5,934,365
September 2014	423,304	(1)	$10.90	423,304
Total	7,077,544			7,077,544	13,314,886
(1) During May 2014, JetBlue repurchased 855,000 shares of its common stock pursuant to its share repurchase program in a series of open-market transactions at an average price of $8.65 per share. In addition, JetBlue received an initial delivery of 5,079,365 shares as a part of its $60 million ASR agreement. On September 9, 2014, the ASR was settled and JetBlue received an additional 423,304 shares. The total number of shares purchased under the ASR was 5,502,669 shares, with an average price paid per share of $10.90.
The program may be commenced or suspended from time to time without prior notice. Shares repurchased under our share repurchase program are purchased in open market transactions and are held as treasury stock.
Convertible Debt Redemption
During the fourth quarter of 2014, all holders of our 6.75% Convertible Debentures due 2039 (Series A) elected to convert their holdings into shares of our common stock at a rate of 204.6036 shares per $1,000 debenture for a total of approximately 15.5 million shares.

Stock Performance Graph
This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.
The following line graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s 500 Stock Index and the NYSE Arca Airline Index from December 31, 2010 to December 31, 2014. The comparison assumes the investment of $100 in our common stock and in each of the foregoing indices and reinvestment of all dividends. The stock performance shown represents historical performance and is not representative of future stock performance.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
JetBlue Airways Corporation	$100	$79	$87	$129	$240
S&P 500 Stock Index	100	102	118	157	178
NYSE Arca Airline Index (1)	100	69	94	148	222

(1) As of December 31, 2014, the NYSE Arca Airline Index consisted of Air Canada, Alaska Air Group Inc., Allegiant Travel Company, American Airlines Group, Inc., Delta Air Lines, Inc., JetBlue Airways Corporation, Republic Airways Holding, Inc., Southwest Airlines Company, Transat A.T. Inc. (Cl B), United Continental Holdings Inc. and WestJet Airlines Ltd.

ITEM 6.    SELECTED FINANCIAL DATA

The following financial information for the five years ended December 31, 2014 has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report.

Year Ended December 31,
2014	2013	2012	2011	2010
Statements of Operations Data (dollars in millions):
Operating revenues	$5,817	$5,441	$4,982	$4,504	$3,779
Operating expenses:
Aircraft fuel and related taxes	1,912	1,899	1,806	1,664	1,115
Salaries, wages and benefits (1)	1,294	1,135	1,044	947	891
Landing fees and other rents	321	305	277	245	228
Depreciation and amortization	320	290	258	233	220
Aircraft rent	124	128	130	135	126
Sales and marketing	231	223	204	199	179
Maintenance materials and repairs	418	432	338	227	172
Other operating expenses (2)	682	601	549	532	515
Total operating expenses	5,302	5,013	4,606	4,182	3,446
Operating income	515	428	376	322	333
Other income (expense) (3) (4)	108	(149)	(167)	(177)	(172)
Income before income taxes	623	279	209	145	161
Income tax expense	222	111	81	59	64
Net income	$401	$168	$128	$86	$97
Earnings per common share:
Basic	$1.36	$0.59	$0.45	$0.31	$0.36
Diluted	$1.19	$0.52	$0.40	$0.28	$0.31
Other Financial Data:
Operating margin	8.9%	7.9%	7.5%	7.1%	8.8%
Pre-tax margin (4)	10.7%	5.1%	4.2%	3.2%	4.3%
Ratio of earnings to fixed charges	3.59	x	2.05x	1.75x	1.52	x	1.59	x
Net cash provided by operating activities	$912	$758	$698	$614	$523
Net cash used in investing activities	(379)	(476)	(867)	(502)	(696)
Net cash provided by (used in) financing activities	(417)	(239)	(322)	96	(258)

(1)In 2010, we incurred approximately $9 million in one-time implementation expenses related to our new customer service system.
(2)In 2014, we sold a spare engine for a gain of approximately $3 million. In 2013, we had a gain of $7 million on the sale of the Airfone business by LiveTV and sold three spare engines resulting in gains of approximately $2 million. In 2012, we sold six spare engines and two aircraft resulting in gains of approximately $10 million and LiveTV terminated a customer contract resulting in a gain of approximately $8 million. In 2010, we recorded an impairment loss of $6 million related to the spectrum license held by our LiveTV subsidiary. In 2010, we also incurred approximately $13 million in one-time implementation expenses related to our new customer service system.
(3)We recorded $3 million, $3 million, $1 million and $6 million in losses on the early extinguishment of debt in 2014, 2013, 2012 and 2011 respectively.
(4)In 2014, we had a gain of $241 million from the sale of LiveTV. Pre-tax margin excluding the gain on the sale of LiveTV is 6.6%.

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data (in millions):
Cash and cash equivalents	$341	$225	$182	$673	$465
Investment securities	427	516	685	591	628
Total assets	7,839	7,350	7,070	7,071	6,593
Total debt	2,233	2,585	2,851	3,136	3,033
Common stockholders’ equity	2,529	2,134	1,888	1,757	1,654

	Year Ended December 31,
	2014	2013	2012	2011	2010
Operating Statistics (unaudited):
Revenue passengers (thousands)	32,078	30,463	28,956	26,370	24,254
Revenue passenger miles (millions)	37,813	35,836	33,563	30,698	28,279
Available seat miles (ASMs)(millions)	44,994	42,824	40,075	37,232	34,744
Load factor	84.0%	83.7%	83.8%	82.4%	81.4%
Aircraft utilization (hours per day)	11.8	11.9	11.8	11.7	11.6
Average fare	$166.57	$163.19	$157.11	$154.74	$140.69
Yield per passenger mile (cents)	14.13	13.87	13.55	13.29	12.07
Passenger revenue per ASM (cents)	11.88	11.61	11.35	10.96	9.82
Operating revenue per ASM (cents)	12.93	12.71	12.43	12.10	10.88
Operating expense per ASM (cents)	11.78	11.71	11.49	11.23	9.92
Operating expense per ASM, excluding fuel (cents)	7.53	7.28	6.99	6.76	6.71
Operating expense per ASM, excluding fuel and profit sharing (cents)	7.48	7.25	6.98	6.76	6.71
Airline operating expense per ASM (cents) (5)	11.70	11.56	11.34	11.06	9.71
Departures	294,800	282,133	264,600	243,446	225,501
Average stage length (miles)	1,088	1,090	1,085	1,091	1,100
Average number of operating aircraft during period	196.2	185.2	173.9	164.9	153.5
Average fuel cost per gallon, including fuel taxes	$2.99	$3.14	$3.21	$3.17	$2.29
Fuel gallons consumed (millions)	639	604	563	525	486
Average number of full-time equivalent employees (5)	13,280	12,447	12,035	11,532	10,959

(5)Excludes results of operations and employees of LiveTV, LLC, which are unrelated to our airline operations and are immaterial to our consolidated operating results. As of June 10, 2014, employees of LiveTV, LLC are no longer part of JetBlue.

Glossary of Airline terminology
Airline terminology used in this section and elsewhere in this report:
•Aircraft utilization - The average number of block hours operated per day per aircraft for the total fleet of aircraft.
•Available seat miles - The number of seats available for passengers multiplied by the number of miles the seats are flown.
•Average fare - The average one-way fare paid per flight segment by a revenue passenger.
•Average fuel cost per gallon - Total aircraft fuel costs, including fuel taxes and effective portion of fuel hedging, divided by the total number of fuel gallons consumed.
•Average stage length - The average number of miles flown per flight.
•Load factor - The percentage of aircraft seating capacity actually utilized, calculated by dividing revenue passenger miles by available seat miles.
•Operating expense per available seat mile - Operating expenses divided by available seat miles.
•Operating expense per available seat mile, excluding fuel - Operating expenses, less aircraft fuel, divided by available seat miles.
•Operating expense per available seat mile, excluding fuel and profit sharing - Operating expenses, less aircraft fuel and profit sharing, divided by available seat miles.
•Operating revenue per available seat mile - Operating revenues divided by available seat miles.
•Passenger revenue per available seat mile - Passenger revenue divided by available seat miles.
•Revenue passengers - The total number of paying passengers flown on all flight segments.
•Revenue passenger miles - The number of miles flown by revenue passengers.
•Yield per passenger mile - The average amount one passenger pays to fly one mile.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
In 2014, we experienced the continuation of uncertain economic conditions, ongoing fuel price volatility, and the persistent competitiveness of the airline industry. Even with these external factors, 2014 was one of the most profitable years in our history. We generated operating revenue growth of almost 7% year over year and reported our highest ever net income, including the gain on the sale of our subsidiary, LiveTV. We are committed to delivering a safe and reliable JetBlue Experience for our customers as well as increasing returns for our shareholders. We believe our continued focus on cost discipline, product innovation and network enhancements, combined with our service excellence, will drive our future success.
2014 Financial Highlights
•We reported our highest ever net income of $401 million, an increase of $233 million compared to 2013. This included the after tax gain on sale of our subsidiary, LiveTV, of $169 million for the year ended December 31, 2014.
•Net income excluding the after tax gain on sale of LiveTV totaled $232 million, an increase of $64 million compared to the net income in 2013.
•We generated over $5.8 billion in operating revenue. Our ancillary revenue continues to be a source of significant revenue growth, primarily driven by customer demand for our Even More™ products as well as changes to our fee structure.
•Operating margin increased by 1 point to 8.9% and we improved our return on invested capital, or ROIC, by 1 point to 6.3%.
•Our earnings per diluted share were $1.19 and includes $0.49 of impact from the after tax gain on the sale of LiveTV. Excluding the sale, our earnings per diluted share reached $0.70.
•We generated $912 million in cash from operations.
•Operating expenses per available seat mile increased 0.6% to 11.78 cents. Excluding fuel and profit sharing, our cost per available seat mile increased 3.2% in 2014.

Company Initiatives
Strengthening of our Balance Sheet
Throughout 2014, we continued to focus on strengthening our balance sheet. We ended the year with unrestricted cash, cash equivalents and short-term investments of $708 million and undrawn lines of credit of $600 million. Our unrestricted cash, cash equivalents and short-term investments is at approximately 12% of trailing twelve months revenue. We reduced our overall debt balance by $352 million, including a prepayment for approximately $299 million of outstanding principal that had been secured by 14 Airbus A320 aircraft. This prepayment used some of the proceeds from the sale of LiveTV in 2014. We have increased the number of unencumbered aircraft and spare engines in 2014 bringing total unencumbered aircraft to 39 and spare engines to 33 as of December 31, 2014. In 2014, the holders of our 6.75% Convertible Debentures due 2039 (Series A) converted their securities into approximately 15.5 million shares of our common stock. During 2014, we repurchased approximately 7.1 million shares of our common stock for approximately $73 million under our share repurchase program.
Aircraft
During 2014, we took delivery of nine Airbus A321 aircraft. In November 2014, we amended our purchase agreement with Airbus by deferring 13 Airbus A321 aircraft orders and eight Airbus A320 aircraft orders from 2016-2020 to 2020-2023. Of these deferrals, ten Airbus A321 aircraft orders were converted to Airbus A321 new engine option (A321neo) orders and five Airbus A320neo aircraft orders were converted to Airbus A321neo aircraft orders. We additionally converted three Airbus A320 aircraft orders in 2016 to Airbus A321 aircraft orders.
Airport Infrastructure Investments
During 2014, we completed our construction of T5i, the new international arrival extension to T5 at JFK. The creation of a new dedicated site to handle U.S. Customs and Border Protection checks at T5 will eliminate the need for our international customers to arrive at JFK's T4. We expect this will result in a more efficient process and a better JetBlue Experience for both our customers and Crewmembers. T5i opened to our customers in November 2014.

Network
As part of our ongoing network initiatives and route optimization efforts we continued to make schedule and frequency adjustments throughout 2014. We added five new BlueCities to our network: Savannah, GA, Port of Spain, Trinidad and Tobago, Detroit, MI, Hyannis, MA (seasonal) and Willemstad, Curaçao. We also added new routes between existing BlueCities. In March 2014, we completed the purchase of 24 Slots at Reagan National for $75 million. We started using these Slots in the second half of 2014 and continue to announce new route pairings.
Outlook for 2015
We believe we will continue to improve our year over year margins and increase returns for our shareholders in 2015. We further plan to add new destinations and route pairings based upon market demand, having previously announced three new BlueCities for the first half of 2015. We are continuously looking to expand our other ancillary revenue opportunities, improve our TrueBlue loyalty program and deepen our portfolio of commercial partnerships. We also remain committed to investing in infrastructure and product enhancements which will enable us to reap future benefits. We intend to continue to opportunistically pre-purchase outstanding debt when market conditions and terms are favorable.
For the full year 2015, we estimate our operating capacity will increase by approximately 7.0% to 9.0% over 2014 with the addition of 12 Airbus A321 aircraft to our operating fleet. We are expecting our cost per available seat mile, excluding fuel and profit sharing, for 2015 to increase approximately 0.0% to 2.0% over 2014.

RESULTS OF OPERATIONS
Year 2014 compared to Year 2013
Overview
We reported net income of $401 million, an operating income of $515 million and an operating margin of 8.9% for the year ended December 31, 2014. This compares to net income of $168 million, an operating income of $428 million and an operating margin of 7.9% for the year ended December 31, 2013. Diluted earnings per share were $1.19 for 2014 compared to $0.52 for the same period in 2013. Net income for the year ended December 31, 2014 includes the after tax gain on the sale of LiveTV of approximately $169 million, or $0.49 per diluted share.
Approximately 80% of our operations are centered in and around the heavily populated northeast corridor of the U.S., which includes the New York and Boston metropolitan areas. During the first three months of 2014, this area experienced one of the coldest winters in 20 years, with New York and Boston each experiencing over 57 inches of snow. These weather conditions led to the cancellation of approximately 4,100 flights, nearly double the amount we canceled in the whole of 2013. These cancellations resulted in a negative impact on our first quarter 2014 seat revenue as well as ancillary revenue such as change fees due to our policy of waiving these fees during severe weather events.
Operating Revenues

(Revenue in millions)			Year-over-Year Change
	2014	2013	$	%
Passenger Revenue	$5,343	$4,971	$372	7.5
Other Revenue	474	470	4	0.7
Operating Revenues	$5,817	$5,441	$376	6.9

Average Fare	$166.57	$163.19	$3.38	2.1
Yield per passenger mile (cents)	14.13	13.87	0.26	1.9
Passenger revenue per ASM (cents)	11.88	11.61	0.27	2.3
Operating revenue per ASM (cents)	12.93	12.71	0.22	1.7
Average stage length (miles)	1,088	1,090	(2)	(0.2)
Revenue passengers (thousands)	32,078	30,463	1,615	5.3
Revenue passenger miles (millions)	37,813	35,836	1,977	5.5
Available Seat Miles (ASMs) (millions)	44,994	42,824	2,170	5.1
Load Factor	84.0%	83.7%		0.3	pts
Passenger revenue is our primary source of revenue and accounted for over 92% of our total operating revenues for the year ended December 31, 2014. As well as seat revenue, passenger revenue includes revenue from our ancillary product offerings such as EvenMore™ Space. Revenues generated from international routes, including Puerto Rico, accounted for 30% of our passenger revenues in 2014. Revenue is recognized either when transportation is provided or after the ticket or customer credit expires. We measure capacity in terms of available seat miles, which represents the number of seats available for passengers multiplied by the number of miles the seats are flown. Yield, or the average amount one passenger pays to fly one mile, is calculated by dividing passenger revenue by revenue passenger miles. We attempt to increase passenger revenue primarily by increasing our yield per flight which produces higher revenue per available seat mile, or RASM. Our objective is to optimize our fare mix to increase our overall average fare while continuing to provide our customers with competitive fares.
In 2014, the increase in passenger revenues was mainly attributable to a 5% increase in capacity and a 2% increase in yield. Our largest ancillary product remains the EvenMore™ Space seats, generating approximately $200 million in revenue, an increase of over 16% compared to 2013.
The primary component of Other Revenue is the fees from reservation changes and excess baggage charged to customers in accordance with our published policies. We also include the marketing component of TrueBlue point sales, on-board product sales, transportation of cargo, Charters, ground handling fees of other airlines and rental income. Our subsidiary, LiveTV was sold in June 2014 and any third party revenues earned for the sale of in-flight entertainment systems and on-going services provided for these systems before this date are included in Other Revenue.

In 2014, Other Revenue increased by $4 million compared to 2013. While there was a $42 million increase in revenues mainly from fees, Getaways™ sales, the marketing component of TrueBlue point sales and on-board product sales, this was offset by a $38 million reduction in third party LiveTV revenue as a result of the sale of LiveTV in June 2014.
Operating Expenses

(in millions; per ASM data in cents)			Year-over-Year Change		per ASM
	2014	2013	$	%	2014	2013	% Change
Aircraft fuel and related taxes	$1,912	$1,899	13	0.7	$4.25	$4.43	(4.1)
Salaries, wages and benefits	1,294	1,135	159	14.1	2.88	2.65	8.7
Landing fees and other rents	321	305	16	5.3	0.71	0.71	—
Depreciation and amortization	320	290	30	10.2	0.71	0.68	4.4
Aircraft rent	124	128	(4)	(3.4)	0.28	0.30	(6.7)
Sales and marketing	231	223	8	3.4	0.51	0.52	(1.9)
Maintenance, materials and repairs	418	432	(14)	(3.4)	0.93	1.01	(7.9)
Other operating expenses	682	601	81	13.5	1.51	1.41	7.1
Total operating expenses	$5,302	$5,013	$289	5.7	11.78	11.71	0.6
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes remains our largest expense category, representing 36% of our total operating expenses in 2014 compared to 38% in 2013. Even though the average fuel price decreased 5% in 2014 to $2.99 per gallon, our fuel expenses increased by $13 million as we consumed 35 million more gallons of aircraft fuel compared to 2013. This was mainly due to our increase in capacity and was offset slightly by our higher than anticipated flight cancellations during the first quarter of 2014 as a result of the harsh winter weather. Based on our expected fuel volume for 2015, a 10% per gallon increase in the cost of aircraft fuel would increase our annual fuel expense by approximately $175 million.
In 2014, we recorded fuel hedge losses of $30 million compared to $10 million in fuel hedge losses in 2013 which were recorded in the aircraft fuel and related taxes category. Fuel derivatives not qualifying as cash flow hedges in 2014 resulted in a gain of $2 million compared to losses of less than $1 million in 2013 which were recorded in interest income and other. Accounting ineffectiveness on fuel derivatives classified as cash flow hedges resulted in losses of less than $1 million in both 2014 and 2013 and were recorded in interest income and other. We are unable to predict what the amount of ineffectiveness will be related to these instruments, or the potential loss of hedge accounting which is determined on a derivative-by-derivative basis, due to the volatility in the forward markets for these commodities.
Salaries, Wages and Benefits
Salaries, Wages and Benefits are our second largest expense, representing approximately 24% of our total operating expenses in 2014 compared to 23% in 2013. During 2014, the average number of full-time equivalent employees increased by 7% and the average tenure of our Crewmembers increased to 6.2 years, both of which contributed to a $159 million, or 14.1%, increase compared to 2013. Retirement Plus contributions, which equate to 5% of all of our eligible Crewmembers wages, increased by $4 million and our 3% retirement contribution for a certain portion of our FAA-licensed Crewmembers, which we refer to as Retirement Advantage, increased by $3 million. Our profit sharing is calculated as 15% of adjusted pre-tax income, reduced by the Retirement Plus contributions and special items. This resulted in $25 million of profit sharing expense in 2014 compared to $12 million in 2013. The increasing tenure of our Crewmembers, rising healthcare costs and efforts to maintain competitiveness in our overall compensation packages present cost pressures.
We agreed to provide our pilots with a 20% pay increase in their base rate over three years starting in 2014. In January 2014, the FAA’s rule amending the FAA’s flight, duty, and rest regulations became effective. Among other things, the new rule requires a ten hour minimum rest period prior to a pilot’s flight duty period; mandates a pilot must have an opportunity for eight hours of uninterrupted sleep within the rest period; and imposes new pilot “flight time” and “duty time” limitations based upon report times, the number of scheduled flight segments, and other operational factors. We have hired additional pilots to address the requirements of the new rule.

Depreciation and Amortization
Depreciation and amortization increased $30 million, or 10%, primarily due to having an average of 137 owned and capital leased aircraft in 2014 compared to 125 in 2013. We also had an additional $13 million in amortization expense during 2014 as a result of a change in the expected useful lives of certain software.
Maintenance, Materials and Repairs
Maintenance, materials and repairs are generally expensed when incurred unless covered by a long-term flight hour services contract. The average age of our aircraft in 2014 was 7.8 years which is relatively young compared to our competitors. However, as our fleet ages our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our unit costs, as older aircraft require additional, more expensive repairs over time. We had an average of 11.0 additional total operating aircraft in 2014 compared to 2013.
In 2014, maintenance, materials and repairs decreased by $14 million, or 3% compared to 2013 as we had higher engine related costs for our EMBRAER 190 aircraft in 2013. In the latter half of 2013, we finalized a flight-hour based maintenance and repair agreement for these engines and in 2014 we amended our flight-hour based agreements to include other certain services. These amendments are expected to result in better planning of maintenance activities. While our maintenance costs will increase as our fleet ages, we expect we will benefit from these new maintenance agreements for our fleet.
Other Operating Expenses
Other operating expenses consist of the following categories: outside services (including expenses related to fueling, ground handling, skycap, security and janitorial services), insurance, personnel expenses, cost of goods sold to other airlines by LiveTV, professional fees, on-board supplies, shop and office supplies, bad debts, communication costs and taxes other than payroll and fuel taxes. Other operating expenses increased by $81 million, or 14%, compared to 2013 mainly due to an increase in outside services. As our capacity and number of departures grew in 2014, our related variable handling costs also increased. Additionally, we had higher personnel expenses relating to the harsh winter weather in the first quarter of the year such as lodging and per diem. Non-recurring items in 2014 included the sale of an engine for a gain of $3 million and a gain of $4 million relating to a one-time legal settlement. In 2013, we had a gain of approximately $2 million relating to the sale of three spare engines as well as a gain of approximately $7 million relating to the sale of LiveTV's investment in the Airfone business.
Income Taxes
Our effective tax rate was 36% in 2014 and 40% in 2013. Our 2014 effective tax rate differs from the statutory income tax rate primarily due to the release of the $19 million tax benefit related to the utilization of a capital loss carryforward. This capital loss carryforward was able to be utilized due to the sale of our subsidiary, LiveTV. The rate is also affected by state income taxes and the non-deductibility of certain items for tax purposes. The relative size of these items compared to our 2014 pre-tax income of $623 million and our 2013 pre-tax income of $279 million also affect the rate.

Year 2013 compared to Year 2012
Overview
We reported net income of $168 million, an operating income of $428 million and an operating margin of 7.9% for the year ended December 31, 2013. This compares to net income of $128 million, an operating income of $376 million and an operating margin of 7.5% for the year ended December 31, 2012. Diluted earnings per share were $0.52 for 2013 compared to $0.40 for the same period in 2012.
Operating Revenues

(Revenues in millions)			Year-over-Year Change
	2013	2012	$	%
Passenger Revenue	$4,971	$4,550	$421	9.3%
Other Revenue	470	432	38	8.8
Operating Revenues	$5,441	$4,982	$459	9.2

Average Fare	$163.19	$157.11	$6.08	3.9%
Yield per passenger mile (cents)	13.87	13.55	0.32	2.4
Passenger revenue per ASM (cents)	11.61	11.35	0.26	2.3
Operating revenue per ASM (cents)	12.71	12.43	0.28	2.2
Average stage length (miles)	1,090	1,085	5	0.5
Revenue passengers (thousands)	30,463	28,956	1,507	5.2
Revenue passenger miles (millions)	35,836	33,563	2,273	6.8
Available Seat Miles (ASMs) (millions)	42,824	40,075	2,749	6.9
Load Factor	83.7%	83.8%		(0.1)	pts
Passenger revenue accounted for 91% of our total operating revenues in 2013 and was our primary source of revenue. Revenues generated from international routes, including Puerto Rico, accounted for 28% of our passenger revenues in 2013 compared to 27% in 2012. In 2013, the increase in passenger revenues of 9% was mainly attributable to the increased capacity and increase in yield. Our largest ancillary product remained the EvenMore™ Space seats, generating approximately $170 million in revenue. This was an increase of approximately 13% over 2012.
Operating Expenses

(in millions; per ASM data in cents)			Year-over-Year Change		per ASM
	2013	2012	$	%	2013	2012	% Change
Aircraft fuel and related taxes	$1,899	$1,806	$93	5.1	4.43	4.50	(1.6)
Salaries, wages and benefits	1,135	1,044	91	8.7	2.65	2.60	1.9
Landing fees and other rents	305	277	28	10.1	0.71	0.69	2.9
Depreciation and amortization	290	258	32	12.5	0.68	0.65	4.6
Aircraft rent	128	130	(2)	(1.5)	0.30	0.33	(9.1)
Sales and marketing	223	204	19	9.2	0.52	0.51	2.0
Maintenance, materials and repairs	432	338	94	28.0	1.01	0.84	20.2
Other operating expenses	601	549	52	9.5	1.41	1.37	2.9
Total operating expenses	$5,013	$4,606	$407	8.8	11.71	11.49	1.9

Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes remained our largest expense category, representing 38% of our total operating expenses in 2013 compared to 39% in 2012. Even though the average fuel price decreased 2% in 2013 to $3.14 per gallon, our fuel expenses increased by $93 million as we consumed 41 million more gallons of aircraft fuel compared to 2012, mainly due to our increased capacity.
In 2013, we recorded $10 million in fuel hedge losses compared to 2012 when we recorded $10 million in effective fuel hedge gains. Fuel derivatives not qualifying as cash flow hedges in 2013 resulted in losses of less than $1 million compared to $3 million in losses in 2012 which were recorded in interest income and other. Accounting ineffectiveness on fuel derivatives classified as cash flow hedges resulted in losses of less than $1 million in 2013 and 2012 and were recorded in interest income and other. We are unable to predict what the amount of ineffectiveness will be related to these instruments, or the potential loss of hedge accounting which is determined on a derivative-by-derivative basis, due to the volatility in the forward markets for these commodities.
Salaries, Wages and Benefits
Salaries, Wages and Benefits were our second largest expense, representing approximately 23% of our total operating expenses in 2013 and 2012. During 2013, the average number of full-time equivalent employees increased by 5% and the average tenure of our Crewmembers increased to 6.1 years, both of which contributed to a $91 million, or 9%, increase compared to 2012. Retirement Plus contributions, which equate to 5% of all of our eligible Crewmembers wages, increased by $4 million and our 3% retirement contribution for a certain portion of our FAA-licensed Crewmembers, which we refer to as Retirement Advantage, increased by $6 million. Our increased profitability resulted in $12 million of profit sharing expense in 2013 compared to $3 million in 2012.
Maintenance, Materials and Repairs
Maintenance, materials and repairs are generally expensed when incurred, unless covered by a long-term flight hour services contract. The average age of our aircraft in 2013 was 7.1 years and we had an average of 11.3 additional operating aircraft in 2013 compared to 2012.
In 2013, maintenance materials and repairs increased by $94 million as we had higher engine related costs for our EMBRAER 190 aircraft. In the latter half of 2013, we finalized a flight-hour based maintenance and repair agreement for these engines, which is expected to result in better planning of maintenance activities.
Other Operating Expenses
Other operating expenses increased by $52 million, or 9%, compared to 2012 due to an increase in outside services. As our capacity and number of departures grew in 2013, our related variable handling costs also increased. Additionally we had higher information technology related costs due to increases in volume and usage. Non-recurring items in 2013 included a gain of approximately $2 million relating to the sale of three spare aircraft engines as well as a gain of approximately $7 million relating to the sale of LiveTV's investment in the Airfone business. In 2012 we sold six spare engines and two EMBRAER 190 aircraft resulting in gains of approximately $10 million as well as the termination of a customer by LiveTV resulting in a gain of approximately $8 million.
Income Taxes
Our effective tax rate was 40% in 2013 and 39% in 2012. Our effective tax rate differs from the statutory income tax rate primarily due to state income taxes and the non-deductibility of certain items for tax purposes. It is also affected by the relative size of these items to our 2013 pre-tax income of $279 million and our 2012 pre-tax income of $209 million.

Non-GAAP Financial Measures
We sometimes use non-GAAP measures that are derived from the consolidated financial statements, but that are not presented in accordance with generally accepted accounting principles in the U.S., or U.S. GAAP. We believe these non-GAAP measures provide a meaningful comparison of our results to others in the airline industry and our prior year results.  Investors should consider these non-GAAP financial measures in addition to, and not as a substitute for, our financial performance measures prepared in accordance with U.S. GAAP.  Further, our non-GAAP information may be different from the non-GAAP information provided by other companies.

Costs per Available Seat Mile (Non-GAAP)
Costs per available seat mile, or CASM, is a common metric used in the airline industry.  Our CASM for 2014 and 2013 are summarized in the table below. We exclude aircraft fuel and related taxes and profit sharing from operating cost per available seat mile to determine CASM ex-fuel and profit sharing. We believe that CASM ex-fuel and profit sharing provides investors the ability to measure financial performance excluding items beyond our control, such as (i) fuel costs, which are subject to many economic and political factors beyond our control, and (ii) profit sharing, which is sensitive to volatility in earnings.  We believe this measure is more indicative of our ability to manage costs and is more comparable to measures reported by other major airlines.  We are unable to reconcile such projected CASM ex-fuel and profit sharing as the nature or amount of excluded items are only estimated at this time.

Reconciliation of Operating expense per ASM, excluding fuel and profit sharing
(in millions, per ASM data in cents)	2014		2013		Per ASM Year-over-Year Change
	$	per ASM	$	per ASM	%
Total operating expenses	$5,302	11.78	$5,013	11.71	0.6
Less: Aircraft fuel and related taxes	1,912	4.25	1,899	4.43	(4.1)
Operating expenses, excluding fuel	3,390	7.53	3,114	7.28	3.5
Less: Profit sharing	25	0.05	12	0.03	66.6
Operating expense, excluding fuel & profit sharing	$3,365	7.48	$3,102	7.25	3.2

Net Income and Pre-Tax Income, excluding special items (Non-GAAP)
We exclude special items from net income and pre-tax income as we believe the exclusion of these items is helpful to investors to evaluate JetBlue’s recurring core operational performance in the periods shown. Therefore, we adjust for these amounts. Special items excluded in the tables below showing the reconciliation of net income and pre-tax income include the gain on the sale of JetBlue’s wholly-owned subsidiary LiveTV due to the non-recurring nature of this item.

Reconciliation of Net Income, Income before Income Taxes and EPS excluding Special Items
	Twelve Months Ended December 31,
(in millions, except per share amounts)	2014	2013
Income before income taxes	$623	$279
Less: Gain on sale of subsidiary	241	—
Income before income taxes excluding special items	382	279
Less: Income tax expense	222	111
Add back: Income tax relating to gain on sale of subsidiary (a)	72	—
Net Income excluding special items	$232	$168

Basic:
Earnings per common share	$1.36	$0.59
Less: Special items, net of tax	$0.57	$—
Earnings per common share excluding special items	$0.79	$0.59

Diluted:
Earnings per common share	$1.19	$0.52
Less: Special items, net of tax	$0.49	$—
Earnings per common share excluding special items	$0.70	$0.52
(a) The capital gain generated from the sale of LiveTV allowed JetBlue to utilize a capital loss carryforward which resulted in the release of a valuation allowance related to the capital loss deferred tax asset of $19 million.

Quarterly Results of Operations
The following table sets forth selected financial data and operating statistics for the four quarters ended December 31, 2014. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10-K.

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Statements of Operations Data (dollars in millions):
Operating revenues	$1,349	$1,493	$1,529	$1,446
Operating expenses:
Aircraft fuel and related taxes	464	497	515	436
Salaries, wages and benefits	329	316	318	331
Landing fees and other rents	77	83	88	73
Depreciation and amortization	78	77	79	86
Aircraft rent	31	31	31	31
Sales and marketing	54	69	59	49
Maintenance materials and repairs	94	102	109	113
Other operating expenses	181	177	166	158
Total operating expenses	1,308	1,352	1,365	1,277
Operating income	41	141	164	169
Other income (expense) (1)	(35)	204	(32)	(29)
Income before income taxes	6	345	132	140
Income tax expense	2	115	53	52
Net income	$4	$230	$79	$88
Operating margin	3.1%	9.4%	10.7%	11.7%
Pre-tax margin	0.5%	23.1%	8.6%	9.7%

Operating Statistics (unaudited):
Revenue passengers (thousands)	7,333	8,179	8,579	7,987
Revenue passenger miles (millions)	8,662	9,632	10,127	9,392
Available seat miles ASM (millions)	10,419	11,386	11,752	11,436
Load factor	83.1%	84.6%	86.2%	82.1%
Aircraft utilization (hours per day)	11.4	12.0	12.0	11.5
Average fare	$167.69	$167.80	$164.80	$166.17
Yield per passenger mile (cents)	14.20	14.25	13.96	14.13
Passenger revenue per ASM (cents)	11.80	12.05	12.03	11.61
Operating revenue per ASM (cents)	12.95	13.12	13.00	12.64
Operating expense per ASM (cents)	12.55	11.88	11.61	11.17
Operating expense per ASM, excluding fuel (cents)	8.10	7.51	7.22	7.35
Operating expense per ASM, excluding fuel and profit sharing (cents)	8.10	7.51	7.13	7.23
Airline operating expense per ASM (cents) (2)	12.36	11.73	11.61	11.17
Departures	68,152	74,917	77,205	74,526
Average stage length (miles)	1,095	1,088	1,082	1,088
Average number of operating aircraft during period	193.0	193.9	197.4	200.4
Average fuel cost per gallon, including fuel taxes	$3.14	$3.09	$3.05	$2.70
Fuel gallons consumed (millions)	148	161	169	162
Average number of full-time equivalent employees (2)	13,072	13,251	13,351	13,446

(1)	In the second quarter of 2014, we had a gain of approximately $242 million on the sale of LiveTV.

(2)
Excludes results of operations and employees of LiveTV, LLC, which are unrelated to our airline operations and are immaterial to our consolidated operating results. As of June 10, 2014, employees of LiveTV, LLC are no longer part of JetBlue.

Although we experienced revenue growth in 2014, this trend may not continue. We expect our expenses to continue to increase significantly as we acquire additional aircraft, as our fleet ages and as we expand the frequency of flights in existing markets as well as enter into new markets. Accordingly, the comparison of the financial data for the quarterly periods presented may not be meaningful. In addition, we expect our operating results to fluctuate significantly from quarter-to-quarter in the future as a result of various factors, many of which are outside our control. Consequently, we believe quarter-to-quarter comparisons of our operating results may not necessarily be meaningful and you should not rely on our results for any one quarter as an indication of our future performance.

LIQUIDITY AND CAPITAL RESOURCES
The airline business is capital intensive. Our ability to successfully execute our profitable growth plans is largely dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business depends on maintaining sufficient liquidity. We believe we have adequate resources from a combination of cash and cash equivalents, investment securities on-hand and two available lines of credit. Additionally, as of December 31, 2014, we had 39 unencumbered aircraft and 33 unencumbered spare engines which we believe could be an additional source of liquidity, if necessary.
We believe a healthy cash balance is crucial to our ability to weather any part of the economic cycle while continuing to execute on our plans for profitable growth and increased returns. Our goal is to continue to be diligent with our liquidity, maintaining financial flexibility and allowing for prudent capital spending. We expect these goals will lead to improved returns for our shareholders. As of December 31, 2014, our cash and cash equivalents balance increased by 52% to $341 million. We believe our current level of unrestricted cash, cash equivalents and short-term investments of approximately 12% of trailing twelve months revenue, combined with our $600 million in available lines of credit and portfolio of unencumbered assets, provides us with a strong liquidity position and the potential for higher returns on cash deployment. We believe we have taken several important actions during 2014 in solidifying our strong balance sheet and overall liquidity position. Our highlights for 2014 included:
•Reduced our overall debt balance by $352 million.
•Prepaid approximately $308 million in debt resulting in 14 Airbus A320 aircraft and five spare engines becoming unencumbered. The majority of this prepayment was from the proceeds of the sale of LiveTV in June 2014. This will result in 2015 interest expense savings of $7 million and total interest expense savings of $28 million.
•Increased the number of unencumbered aircraft from 23 as of December 31, 2013, to 39 as of December 31, 2014.
•In March 2014, we completed a $226 million Enhanced Equipment Trust Certificate offering, or EETC, in pass-through certificates which was secured by 14 previously unencumbered Airbus A320 aircraft. This coincided with the final payment on the Series 2004-1 EETC of $188 million which resulted in 13 Airbus A320 aircraft becoming unencumbered.
•We took delivery of nine Airbus A321 aircraft, two of which were financed with capital leases.

Return on Invested Capital (Non-GAAP)
Return on invested capital, or ROIC, is an important financial metric which we believe provides meaningful information as to how well we generate returns relative to the capital invested in our business. During 2014, our ROIC improved to 6.3%. We are committed to taking appropriate actions which will allow us to continue to improve ROIC while adding capacity and continuing to grow. At our Investor day in November 2014, we forecast that we believe we will improve ROIC to at least 10% by the end of 2017.
We believe this non-GAAP measure provides a meaningful comparison of our results to the airline industry and our prior year results. Investors should consider this non-GAAP financial measure in addition to, and not as a substitute for, our financial performance measures prepared in accordance with GAAP.

Reconciliation of Return on Invested Capital (Non-GAAP)
(in millions, except as otherwise noted)	Twelve Months Ended December 31,
	2014	2013
Numerator
Operating Income	$515	$428
Add: Interest income (expense) and other	1	(1)
Add: Interest component of capitalized aircraft rent (a)	65	67
Subtotal	581	494
Less: Income tax expense impact	226	194
Operating Income After Tax, Adjusted	$355	$300

Denominator
Average Stockholders' equity	$2,331	$2,011
Average total debt	2,409	2,718
Capitalized aircraft rent (a)	869	899
Invested Capital	$5,609	$5,628

Return on Invested Capital	6.3%	5.3%

(a) Capitalized Aircraft Rent
Aircraft rent, as reported	$124	$128
Capitalized aircraft rent (7 * Aircraft rent) (b)	869	899
Interest component of capitalized aircraft rent (Imputed interest at 7.5%)	65	67
(b) In determining the Invested Capital component of ROIC we include a non-GAAP adjustment for aircraft operating leases, as operating lease obligations are not reflected on our balance sheets but do represent a significant financing obligation. In making the adjustment we used a multiple of seven times our aircraft rent as this is the multiple which is routinely used within the airline community to represent the financing component of aircraft operating lease obligations.

Analysis of Cash Flows
We had cash and cash equivalents of $341 million as of December 31, 2014. This compares to $225 million and $182 million as of December 31, 2013 and 2012 respectively. We held both short and long term investments in 2014, 2013 and 2012. Our short-term investments totaled $367 million as of December 31, 2014 compared to $402 million and $549 million as of December 31, 2013 and 2012 respectively. Our long-term investments totaled $60 million as of December 31, 2014 compared to $114 million and $136 million as of December 31, 2013 and 2012 respectively.
Operating Activities
Cash flows provided by operating activities totaled $912 million in 2014 compared to $758 million in 2013 and $698 million in 2012. There was a $154 million increase in cash flows from operating activities in 2014 compared to 2013. During 2014 we saw a 5% increase in capacity, a 2% increase in average fares and a 5% decrease in the price of fuel which all helped to improve operating cash flows. We additionally recognized a gain on sale of our subsidiary, LiveTV, of $241 million. The $60 million increase in cash flows from operations in 2013 compared to 2012 was primarily a result of the 4% increase in average fares and a 7% increase in capacity and a decrease of 2% in fuel prices. As of December 31, 2014, our unrestricted cash, cash equivalents and short-term investments as a percentage of trailing twelve months revenue was approximately 12%. We rely primarily on cash flows from operations to provide working capital for current and future operations.
Investing Activities
During 2014, capital expenditures related to our purchase of flight equipment included $127 million for flight equipment deposits, $298 million for the purchase of seven new Airbus A321 aircraft, $33 million for spare part purchases, $79 million for flight equipment work-in-progress, and $1 million relating to other activities. Capital expenditures also include the purchase of the Slots at Reagan National for $75 million, other property and equipment including ground equipment purchases and facilities improvements for $224 million and LiveTV in-flight entertainment equipment inventory for $20 million. Investing activities also include the proceeds from the sale of LiveTV for $393 million and the net proceeds of $81 million from the sale of investment securities.
During 2013, the capital expenditure for seven new EMBRAER 190 aircraft, three new Airbus A320 aircraft and four new Airbus A321 aircraft was $365 million. We additionally paid $22 million for flight equipment deposits and $54 million for spare parts. Capital expenditures for other property and equipment, including ground equipment purchases, facilities improvements and LiveTV in-flight entertainment equipment inventory were $196 million. LiveTV sold its investment in the Airfone business with proceeds of $8 million. Investing activities also include the net sale of $161 million in investment securities.
During 2012, capital expenditures related to our purchase of flight equipment included $344 million for seven new Airbus A320 aircraft, four new EMBRAER 190 aircraft and five spare engines. It also included $283 million for flight equipment deposits, including a $200 million prepayment in exchange for favorable pricing terms, and $32 million for spare part purchases. Capital expenditures for other property and equipment, including ground equipment purchases, facilities improvements and LiveTV in-flight entertainment equipment inventory were $166 million, which included the final $32 million for the 16 slots we purchased at LaGuardia and Reagan National in 2011 and $17 million for T5i, which was paid for using cash from operations. The receipt of $46 million in proceeds from the sale of two EMBRAER 190 aircraft and six spare engines is included in investing activities. Investing activities also include the net purchase of $104 million in investment securities.
We currently anticipate 2015 capital expenditures to be between $810 million and $860 million, including approximately $660 million for aircraft and predelivery deposits. The remaining capital expenditures of approximately $150 million to $200 million relate to non-aircraft projects such as the customer technology refresh, the expansion of our facilities at Boston and updates to our IT infrastructure.
Financing Activities
Financing activities during 2014 consisted of the scheduled repayment of $394 million relating to debt and capital lease obligations and $308 million of debt prepayment. We issued $342 million in fixed rate equipment notes secured by 18 aircraft, acquired $82 million in treasury shares, including $73 million related to our share buyback program and $9 million in shares withheld for tax purposes upon vesting of RSUs. We repaid $14 million in principal related to our construction obligation for T5. We issued $41 million in common stock mainly due to stock options being exercised as our stock price continued to increase in 2014. In the future we may issue, in one or more offerings, debt securities, pass-through certificates, common stock, preferred stock and/or other securities.

Financing activities during 2013 consisted of scheduled maturities of $392 million of debt and capital lease obligations. We issued $350 million in fixed rate equipment notes secured by 12 aircraft and prepaid $94 million in high-interest debt secured by four Airbus A320 aircraft and $119 million relating to our 2006 Spare Parts EETC. It also included the refunding of our Series 2005 GOAA bonds with proceeds of $43 million from the issuance of new 2013 GOAA bonds, the repayment of $13 million in principal related to our construction obligation for T5 and the acquisition of $8 million in treasury shares primarily related to our share repurchase program and the withholding of taxes upon the vesting of RSUs.
Financing activities during 2012 consisted of scheduled maturities of $198 million of debt and capital lease obligations, the pre-payment of $185 million in high-cost debt secured by seven Airbus A320 aircraft and the repayment of $35 million of debt related to two EMBRAER 190 aircraft which we sold in 2012. It also included the proceeds of $215 million in non-public floating rate aircraft-related financing secured by four Airbus A320 aircraft and four EMBRAER 190 aircraft and the net repayment of $88 million under our available lines of credit. We additionally repaid $12 million in principal related to our construction obligation for T5 and $26 million in treasury shares primarily related to our share repurchase program and the withholding of taxes upon the vesting of restricted stock units.
In November 2012, we filed an automatic shelf registration statement with the SEC. Under this universal shelf registration statement, we have the capacity to offer and sell from time to time debt securities, pass-through certificates, common stock, preferred stock and/or other securities. The net proceeds of any securities we sell under this registration statement may be used to fund working capital and capital expenditures, including the purchase of aircraft and construction of facilities on or near airports. Through to December 31, 2014, we had not issued any securities under this registration statement and at this time we have no plans to sell any such securities under this registration statement. We may utilize this universal shelf registration statement in the future to raise capital to fund the continued development of our products and services, the commercialization of our products and services or for other general corporate purposes.
None of our lenders or lessors are affiliated with us.
Capital Resources
We have been able to generate sufficient funds from operations to meet our working capital requirements and we have historically financed our aircraft through either secured debt or lease financing. As of December 31, 2014, we operated a fleet of 203 aircraft which included five Airbus A321 aircraft and 34 Airbus A320 aircraft that were unencumbered. Of the remaining aircraft, 60 were financed under operating leases, six were financed under capital leases and 98 were financed by private and public secured debt. Additionally we have 33 unencumbered spare engines. Approximately 53% of our property and equipment is pledged as security under various loan arrangements.
Dependent on market conditions, we anticipate paying cash for the 12 Airbus A321 aircraft scheduled for delivery in 2015. To the extent we cannot secure financing on terms we deem attractive, we may be required to pay in cash, further modify our aircraft acquisition plans or incur higher than anticipated financing costs. Although we believe debt and/or lease financing should be available to us if needed, we cannot give assurance we will be able to secure financing on terms attractive to us, if at all.
Working Capital
We had a working capital deficit of $736 million as of December 31, 2014 compared to a deficit of $818 million as of December 31, 2013 and a deficit of $508 million as of December 31, 2012. Working capital deficits can be customary in the airline industry since air traffic liability is classified as a current liability. Our working capital deficit decreased $82 million in 2014 mainly due to several factors including a decrease in the balances of current debt maturities as well as an overall increase in our cash balances. These were slightly offset by an increase in air traffic liability. Also contributing to our working capital deficit as of December 31, 2014 is $60 million in marketable investment securities classified as long-term assets, including $48 million related to a deposit made to lower the interest rate on the debt secured by two aircraft. These funds on deposit are readily available to us; however, if we were to draw upon this deposit, the interest rates on the debt would revert to the higher rates in effect prior to the re-financing.
In 2012, we entered into a revolving line of credit with Morgan Stanley for up to $100 million which was subsequently increased to $200 million in December 2012. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the borrowing amount may vary accordingly. This line of credit bears interest at a floating rate of interest based upon the London Interbank Offered Rate, or LIBOR, plus a margin. During 2013, we borrowed $190 million on this line of credit, which was fully repaid, leaving the line undrawn as of December 31, 2013. During 2014, we did not borrow on this facility and the line was undrawn as of December 31, 2014.

In April 2013, we entered into a Credit and Guaranty Agreement which consisted of a revolving credit up to $350 million and letter of credit facility with Citibank, N.A. as the administrative agent. In November 2014, we increased the Credit Facility to $400 million. Borrowing under the Credit Facility bears interest at a variable rate equal to LIBOR, plus a margin. The Credit Facility is scheduled to terminate in 2018. The Credit Facility is secured by take-off and landing slots at JFK, Newark, LaGuardia, Reagan National and certain other assets. The Credit Facility includes covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under all revolving credit facilities. In addition, the covenants restrict our ability to incur additional indebtedness, issue preferred stock or pay dividends. During 2014, we did not borrow on this facility and the line was undrawn as of December 31, 2014.
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
Debt and Capital Leases
Our scheduled debt maturities are expected to increase over the next five years, with a scheduled peak in 2016 of $464 million. As part of our efforts to effectively manage our balance sheet and improve ROIC, we expect to continue to actively manage our debt balances. Our approach to debt management includes managing the mix of fixed vs. floating rate debt, annual maturities of debt and the weighted average cost of debt. We intend to continue to opportunistically pre-purchase outstanding debt when market conditions and terms are favorable as well as when excess liquidity is available. The proceeds from the sale of LiveTV were allocated to debt reduction and share buybacks which are ROIC accretive. Additionally, our unencumbered assets, including 39 aircraft and 33 engines, allow some flexibility in managing our cost of debt and capital requirements.
In March 2014, we completed a private placement EETC offering of $226 million in pass-through certificates that was secured by 14 of our unencumbered Airbus A320 aircraft. This funding coincided with the final scheduled principal payments of $188 million associated with our March 2004 EETC Class G-2 certificates, which resulted in 13 Airbus A320 aircraft becoming unencumbered. In June 2014, we used some of the proceeds from the sale of LiveTV and prepaid $299 million of floating rate outstanding principal secured by 14 Airbus A320 aircraft which are now unencumbered.
During 2014, we entered into two Airbus A321 aircraft capital leases for approximately $76 million. These capital leases are included in our total debt and capital lease obligations and the aircraft are included in property and equipment.
Free Cash Flow (Non-GAAP)
The table below reconciles cash provided by operations determined in accordance with U.S. GAAP to Free Cash Flow, a non-GAAP measure.  Management believes that Free Cash Flow is a relevant metric in measuring our financial strength and is useful in assessing our ability to fund future capital commitments and other obligations. Investors should consider this non-GAAP financial measure in addition to, and not as a substitute for, our financial measures prepared in accordance with U.S. GAAP.

Reconciliation of Free Cash Flow (Non-GAAP)
(in millions)	Year Ended December 31,
	2014	2013	2012	2011	2010
Net cash provided by operating activities	$912	$758	$698	$614	$523

Capital expenditures (a)	(806)	(615)	(542)	(480)	(249)
Predelivery deposits for flight equipment	(127)	(22)	(283)	(44)	(50)
	(933)	(637)	(825)	(524)	(299)
Free Cash Flow	$(21)	$121	$(127)	$90	$224
(a) The capital expenditures in 2014 includes two capital leases for approximately $76 million which are classified as a non-cash financing activity in the consolidated statements of cash flows.

CONTRACTUAL OBLIGATIONS
Our noncancelable contractual obligations at December 31, 2014 include:

	Payments due in
(in millions)	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt and capital lease obligations (1)	$2,895	$375	$560	$300	$295	$285	$1,080
Lease commitments	1,495	235	170	140	135	115	700
Flight equipment obligations	6,675	610	545	595	520	935	3,470
Other obligations (2)	4,195	785	640	590	590	545	1,045
Total	$15,260	$2,005	$1,915	$1,625	$1,540	$1,880	$6,295

(1)	Includes actual interest and estimated interest for floating-rate debt based on December 31, 2014 rates.

(2)	Amounts include noncancelable commitments for the purchase of goods and services.
The interest rates are fixed for $1.7 billion of our debt and capital lease obligations, with the remaining $0.5 billion having floating interest rates. The floating interest rates adjust either quarterly or semi-annually based on LIBOR. The weighted average maturity of all of our debt was 7 years as of December 31, 2014.
As of December 31, 2014, we believe we were in compliance with all of our covenants in relation to our debt and lease agreements and 53% of our owned property and equipment were pledged as security under various loan agreements.
We have operating lease obligations for 60 aircraft with lease terms that expire between 2016 and 2026. Five of these leases have variable-rate rent payments which adjust semi-annually based on LIBOR. Our aircraft lease agreements contain termination provisions which include standard maintenance and return conditions. Our policy is to record these lease return conditions when they are probable and the costs can be estimated. We also lease airport terminal space and other airport facilities in each of our markets, as well as office space and other equipment. We have approximately $33 million of restricted assets pledged under standby letters of credit related to certain of our leases which will expire at the end of the related leases. As of December 31, 2014, the average age of our operating fleet was 7.8 years.
We modified our long-term order book in November 2014 and our firm aircraft order as of December 31, 2014 is as follows:

Year	Airbus A320 neo	Airbus A321	Airbus A321 neo	EMBRAER 190	Total
2015	—	12	—	—	12
2016	—	10	—	—	10
2017	—	10	—	—	10
2018	—	1	6	—	7
2019	—	—	15	—	15
2020	6	—	9	10	25
2021	16	—	—	7	23
2022	3	—	13	7	23
2023	—	—	2	—	2
Total	25	33	45	24	127
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

Our Terminal at JFK, T5, is governed by a lease agreement we entered into with the PANYNJ in 2005.  We are responsible for making various payments under the lease. This includes ground rents for the terminal site which began at the time of the lease execution in 2005 and facility rents commenced in October 2008 upon our occupancy of T5.  The facility rents are based on the number of passengers enplaned out of the terminal, subject to annual minimums.  The PANYNJ reimbursed us for construction costs of this project in accordance with the terms of the lease, except for approximately $76 million in leasehold improvements provided by us. In 2013, we amended this lease to include additional ground space for our international arrivals facility, T5i, which we opened in November 2014. For financial reporting purposes, the T5 project is being accounted for as a financing obligation, with the constructed asset and related liability being reflected on our consolidated balance sheets.  The T5i project was accounted for at cost. Minimum ground and facility rents for this terminal totaling $833 million are included in the commitments table above as lease commitments and financing obligations.
We enter into individual employment agreements with each of our non-unionized FAA-licensed Crewmembers, inspectors and air traffic controllers. Each employment agreement is for a term of five years and automatically renews for an additional five-year term unless the Crewmember is terminated for cause or the Crewmember elects not to renew it. Pursuant to these agreements, these Crewmembers can only be terminated for cause. In the event of a downturn in our business requiring a reduction in flying and related work hours, we are obligated to pay these Crewmembers a guaranteed level of income and to continue their benefits. As we are not currently obligated to pay this guaranteed income and benefits, no amounts related to these guarantees are included in the contractual obligations table above. Our pilots voted to be represented by ALPA during 2014.

OFF-BALANCE SHEET ARRANGEMENTS
None of our operating lease obligations are reflected on our consolidated balance sheets. Although some of our aircraft lease arrangements are with variable interest entities, as defined by the Consolidations topic of the Codification, none of them require consolidation in our financial statements. The decision to finance these aircraft through operating leases rather than through debt was based on an analysis of the cash flows and tax consequences of each financing alternative and a consideration of liquidity implications. We are responsible for all maintenance, insurance and other costs associated with operating these aircraft. However, we are not obligated to provide any residual value or other guarantees to our lessors.
We have determined that we hold a variable interest in, but are not the primary beneficiary of, certain pass-through trusts. The beneficiaries of these pass-through trusts are the purchasers of equipment notes issued by us to finance the acquisition of aircraft. Each trust maintains a liquidity facility whereby a third party agrees to make payments sufficient to pay up to 18 months of interest on the applicable certificates if a payment default occurs.
We have also made certain guarantees and indemnities to other unrelated parties that are not reflected on our consolidated balance sheets, which we believe will not have a significant impact on our results of operations, financial condition or cash flows. We have no other off-balance sheet arrangements. See Notes 2, 3 and 12 to our consolidated financial statements for a more detailed discussion of our variable interests and other contingencies, including guarantees and indemnities.

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
Frequent flyer accounting
We utilize a number of estimates in accounting for our TrueBlue customer loyalty program, or TrueBlue. We record a liability for the estimated incremental cost of outstanding points earned from JetBlue purchases that we expect to be redeemed. This liability was $24 million and $19 million as of December 31, 2014 and 2013, respectively. The estimated cost includes incremental fuel, insurance, passenger food and supplies, and reservation costs. We adjust this liability, which is included in air traffic liability, based on points earned and redeemed, changes in the estimated incremental costs associated with providing travel and changes in the TrueBlue program. Customers earn points based on the value paid for a trip rather than the length of the trip. In addition, there is no longer an automatic generation of a travel award once minimum award levels are reached, but instead the points are maintained in the account until used by the member. In June 2013, we amended the program so points earned by members never expire. This change has resulted in a reassessment of our assumptions used in calculating the liability and our estimate of the points that remain unused, the breakage, has been reduced by approximately $5 million in 2013. In October 2013, we introduced the pooling of points between small groups of people, branded as Family PoolingTM. We believe Family PoolingTM did not have a material impact on the annual breakage calculation at year-end. We did not make any changes to our frequent flyer accounting in 2014. Periodically we evaluate our assumptions for appropriateness, including comparison of the cost estimates to actual costs incurred as well as the expiration and redemption assumptions to actual experience. Changes in the minimum award levels or in the lives of the awards would also require us to reevaluate the liability, potentially resulting in a significant impact in the year of change as well as in future years.
Points in TrueBlue can also be sold to participating companies, including credit card and car rental companies. These sales are accounted for as multiple-element arrangements, with one element representing the fair value of the travel that will ultimately be provided when the points are redeemed and the other consisting of marketing related activities we conduct with the participating company. The fair value of the transportation portion of these point sales is deferred and recognized as passenger revenue when transportation is provided. The marketing portion, which is the excess of the total sales proceeds over the estimated fair value of the transportation to be provided, is recognized in other revenue when the points are sold. Deferred revenue for points sold and not redeemed is recognized as revenue when management determines the probability of redemption is remote. Deferred revenue was $162 million and $131 million at December 31, 2014 and 2013, respectively. We did not record any revenue in relation to points expiration in 2014 compared to $2 million in 2013.
Accounting for long-lived assets
In accounting for long-lived assets we make estimates about the expected useful lives, projected residual values and the potential for impairment. In estimating useful lives and residual values of our aircraft, we have relied upon actual industry experience with the same or similar aircraft types and our anticipated utilization of the aircraft. Changing market prices of new and used aircraft, government regulations and changes in our maintenance program or operations could result in changes to these estimates. Changes in expected useful lives of certain assets have resulted in an additional $13 million of depreciation and amortization expense during 2014.
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

Intangible assets
Our intangible assets consist of acquired take-off and landing Slots at certain domestic airports. Slots are rights to take-off or land at a specific airport during a specific time period during the day and are a means by which airport capacity and congestion can be managed. The Federal government controls Slots at four domestic airports under the High Density rule, including Reagan National Airport in Washington D.C. and LaGuardia and JFK Airports in New York City. In accounting for our Slot-related intangible assets we make estimates about their expected useful lives. In December 2013, due to recent regulatory and market activities stemming from the auctioning of slots at LaGuardia and Reagan National airports, we reassessed the useful lives of these assets and concluded that Slots at High Density Airports are indefinite lived intangible assets and will no longer amortize them. Slots at other airports will continue to be amortized on a straight-line basis over their expected useful lives of up to 15 years. We incurred amortization expense of $5 million in 2013 and $4 million in 2012 for Slots at High Density Airports. Changes in our operations, government regulations or demand for air travel at these airports could result in changes to these estimates.
We evaluate our intangible assets for impairment at least annually or when events and circumstances indicate they may be impaired. Indicators include operating or cash flow losses as well as significant decreases in market value.
Lease accounting
We operate airport facilities, office buildings and aircraft under operating leases with minimum lease payments. We recognize the costs associated with these agreements as rent expense on a straight-line basis over the expected lease term. Within the provisions of certain leases there are minimum escalations in payments over the base lease term. There are also periodic adjustments of lease rates, landing fees, and other charges applicable under such agreements, as well as renewal periods. The effects of the escalations and other adjustments have been reflected in rent expense on a straight-line basis over the lease term. This includes renewal periods when it is deemed to be reasonably assured at the inception of the lease that we would incur an economic penalty for not renewing. The amortization period for leasehold improvements is the term used in calculating straight-line rent expense or their estimated economic life, whichever is shorter.
Derivative instruments used for aircraft fuel
We utilize financial derivative instruments to manage the risk of changing aircraft fuel prices. We do not purchase or hold any derivative instrument for trading purposes. As of December 31, 2014, we had a net $51 million liability related to the net fair value of these derivative instruments; the majority of which are not traded on a public exchange. Fair values are determined using commodity prices provided to us by independent third parties. When possible, we designate these instruments as cash flow hedges for accounting purposes, as defined by the Derivatives and Hedging topic of the Codification which permits the deferral of the effective portions of gains or losses until contract settlement.
The Derivatives and Hedging topic is a complex accounting standard. It requires us to develop and maintain a significant amount of documentation related to:
(1) our fuel hedging program and fuel management approach.
(2) statistical analysis supporting a highly correlated relationship between the underlying commodity in the derivative financial instrument and the risk being hedged, i.e. aircraft fuel, on both a historical and prospective basis.
(3) cash flow designation for each hedging transaction executed, to be developed concurrently with the hedging transaction.
This documentation requires us to estimate forward aircraft fuel prices since there is no reliable forward market for aircraft fuel. These prices are developed through the observation of similar commodity futures prices, such as crude oil and/or heating oil, and adjusted based on variations to those like commodities. Historically, our hedges have settled within 24 months; therefore, the deferred gains and losses have been recognized into earnings over a relatively short period of time.

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
Aircraft fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the December 31, 2014 cost per gallon of fuel. Based on projected 2015 fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $175 million in 2015. This is compared to an estimated $202 million for 2014 measured as of December 31, 2013. As of December 31, 2014 we had hedged approximately 17% of our projected 2015 fuel requirements. All hedge contracts existing as of December 31, 2014 settle by December 31, 2015.
The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $1.7 billion of our debt and capital lease obligations, with the remaining $0.5 billion having floating interest rates. If interest rates were on average 100 basis points higher in 2015 than they were during 2014, our interest expense would increase by approximately $7 million. This is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
If interest rates were an average 10% lower in 2015 than they were during 2014, our interest income from cash and investment balances would remain relatively constant. This is similar to the relative constant level of interest income for 2014 measured as of December 31, 2013. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents and investment securities balances as of December 31, 2014 and 2013.
Convertible Debt
On December 31, 2014, our $154 million aggregate principal amount of convertible debt had a total estimated fair value of $524 million, based on quoted market prices. If there was a 10% increase in our stock price, the fair value of this debt would have been $576 million as of December 31, 2014.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$341	$225
Investment securities	367	402
Receivables, less allowance (2014-$6; 2013-$6)	136	129
Inventories, less allowance (2014-$8; 2013-$6)	46	48
Prepaid expenses	135	126
Deferred income taxes	174	120
Other	1	6
Total current assets	1,200	1,056
PROPERTY AND EQUIPMENT
Flight equipment	6,233	5,778
Predelivery deposits for flight equipment	207	181
	6,440	5,959
Less accumulated depreciation	1,354	1,185
	5,086	4,774
Other property and equipment	816	688
Less accumulated depreciation	252	251
	564	437
Assets constructed for others	561	561
Less accumulated depreciation	139	116
	422	445
Total property and equipment	6,072	5,656

OTHER ASSETS
Investment securities	60	114
Restricted cash	61	57
Other	446	467
Total other assets	567	638
TOTAL ASSETS	$7,839	$7,350

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31,
	2014	2013
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$208	$180
Air traffic liability	973	825
Accrued salaries, wages and benefits	203	171
Other accrued liabilities	287	229
Current maturities of long-term debt and capital leases	265	469
Total current liabilities	1,936	1,874

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	1,968	2,116

CONSTRUCTION OBLIGATION	487	501
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	832	605
Other	87	120
Total non-current liabilities	919	725

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900,000,000 shares authorized, 368,883,960 and 346,489,574 shares issued and 309,871,309 and 295,587,126 shares outstanding at 2014 and 2013, respectively	4	3
Treasury stock, at cost; 59,012,651 and 50,902,448 shares at 2014 and 2013, respectively	(125)	(43)
Additional paid-in capital	1,711	1,573
Retained earnings	1,002	601
Accumulated other comprehensive loss	(63)	—
Total stockholders’ equity	2,529	2,134
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,839	$7,350

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
OPERATING REVENUES
Passenger	$5,343	$4,971	$4,550
Other	474	470	432
Total operating revenues	5,817	5,441	4,982

OPERATING EXPENSES
Aircraft fuel and related taxes	1,912	1,899	1,806
Salaries, wages and benefits	1,294	1,135	1,044
Landing fees and other rents	321	305	277
Depreciation and amortization	320	290	258
Aircraft rent	124	128	130
Sales and marketing	231	223	204
Maintenance, materials and repairs	418	432	338
Other operating expenses	682	601	549
Total operating expenses	5,302	5,013	4,606

OPERATING INCOME	515	428	376

OTHER INCOME (EXPENSE)
Interest expense	(148)	(161)	(176)
Capitalized interest	14	13	8
Interest income (expense) and other	1	(1)	1
Gain on sale of subsidiary	241	—	—
Total other income (expense)	108	(149)	(167)

INCOME BEFORE INCOME TAXES	623	279	209

Income tax expense	222	111	81

NET INCOME	$401	$168	$128

EARNINGS PER COMMON SHARE
Basic	$1.36	$0.59	$0.45
Diluted	$1.19	$0.52	$0.40

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2014	2013	2012
NET INCOME	$401	$168	$128
Changes in fair value of derivative instruments, net of reclassifications into earnings (net of $(40), $5, and $5 of taxes in 2014, 2013 and 2012, respectively)	(63)	8	7
Total other comprehensive income (loss)	(63)	8	7
COMPREHENSIVE INCOME	$338	$176	$135

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$401	$168	$128
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	212	107	76
Depreciation	263	258	230
Amortization	62	48	39
Stock-based compensation	20	14	13
Losses on sale of assets, debt extinguishment and customer contract termination	—	(1)	(17)
Gain on sale of subsidiary	(241)	—	—
Collateral (paid) returned for derivative instruments	(49)	8	8
Changes in certain operating assets and liabilities:
Decrease (Increase) in receivables	1	(22)	1
Decrease (Increase) in inventories, prepaid and other	3	(23)	38
Increase in air traffic liability	148	132	66
Increase in accounts payable and other accrued liabilities	68	52	92
Other, net	24	17	24
Net cash provided by operating activities	912	758	698
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(730)	(615)	(542)
Predelivery deposits for flight equipment	(127)	(22)	(283)
Proceeds from the sale and disposition of assets	8	8	46
Proceeds from sale of subsidiary	393	—	—
Assets constructed for others	—	—	(2)
Purchase of held-to-maturity investments	(361)	(234)	(444)
Proceeds from the maturities of held-to-maturity investments	379	300	434
Purchase of available-for-sale securities	(335)	(413)	(532)
Proceeds from the sale of available-for-sale securities	398	508	438
Other, net	(4)	(8)	18
Net cash used in investing activities	(379)	(476)	(867)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	41	10	9
Issuance of long-term debt	342	393	215
Short-term borrowings and lines of credit	—	190	375
Repayment of:
Long-term debt and capital lease obligations	(702)	(612)	(418)
Short-term borrowings and lines of credit	—	(190)	(463)
Construction obligation	(14)	(13)	(12)
Acquisition of treasury stock	(82)	(8)	(26)
Other, net	(2)	(9)	(2)
Net cash used in financing activities	(417)	(239)	(322)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	116	43	(491)
Cash and cash equivalents at beginning of period	225	182	673
Cash and cash equivalents at end of period	$341	$225	$182

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2011	327	$3	45	$(8)	$1,472	$305	$(15)	$1,757
Net income	—	—	—	—	—	128	—	128
Changes in comprehensive income	—	—	—	—	—	—	7	7
Vesting of restricted stock units	2	—	1	(4)	—	—	—	(4)
Stock compensation expense	—	—	—	—	13	—	—	13
Stock issued under Crewmember stock purchase plan	2	—	—	—	7	—	—	7
Shares repurchased under 2012 share repurchase plan	—	—	4	(23)	—	—	—	(23)
Other	—	—	—	—	3	—	—	3
Balance at December 31, 2012	331	3	50	(35)	1,495	433	(8)	1,888
Net income	—	—	—	—	—	168	—	168
Changes in comprehensive income	—	—	—	—	—	—	8	8
Vesting of restricted stock units	2	—	1	(5)	—	—	—	(5)
Stock compensation expense	—	—	—	—	14	—	—	14
Stock issued under Crewmember stock purchase plan	2	—	—	—	10	—	—	10
Shares repurchased under 2012 share repurchase plan	—	—	—	(3)	—	—	—	(3)
Convertible debt redemption	12	—	—	—	55	—	—	55
Other	—	—	—	—	(1)	—	—	(1)
Balance at December 31, 2013	347	3	51	(43)	1,573	601	—	2,134
Net income	—	—	—	—	—	401	—	401
Changes in comprehensive income	—	—	—	—	—	—	(63)	(63)
Vesting of restricted stock units	3	—	1	(9)	—	—	—	(9)
Exercise of stock options	2	—	—	—	22	—	—	22
Stock compensation expense	—	—	—	—	20	—	—	20
Stock issued under Crewmember stock purchase plan	2	—	—	—	19	—	—	19
Shares repurchased under 2012 share repurchase plan	—	—	7	(73)	—	—	—	(73)
Convertible debt redemption	15	1	—	—	76	—	—	77
Other	—	—	—	—	1	—	—	1
Balance at December 31, 2014	369	$4	59	$(125)	$1,711	$1,002	$(63)	$2,529

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
JetBlue Airways Corporation, or JetBlue, is New York's Hometown Airline™. We believe our differentiated product and service offerings combined with our competitive cost advantage enables us to effectively compete in the high-value geography we serve. As of December 31, 2014, we served 87 destinations in 27 states, the District of Columbia, the Commonwealth of Puerto Rico, the U.S. Virgin Islands, and 17 countries in the Caribbean and Latin America. We sold our wholly owned subsidiary, LiveTV, LLC, or LiveTV, during 2014 and it continues to provide in-flight entertainment systems and internet connectivity to JetBlue as part of two new service agreements.

Note 1—Summary of Significant Accounting Policies
Basis of Presentation
JetBlue predominately provides air transportation services across the United States, Caribbean and Latin America. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., or U.S. GAAP, and include the accounts of JetBlue and our subsidiaries. All majority-owned subsidiaries are consolidated on a line by line basis, with all intercompany transactions and balances being eliminated. In June 2014, LiveTV, LLC (and LTV Global, Inc, and LiveTV International, Inc., subsidiaries of LiveTV, LLC) were sold to Thales Holding Corporation, or Thales, and ceased to be subsidiaries of JetBlue. In September 2014, LiveTV Satellite Communications, LLC was sold to Thales and ceased to be a subsidiary of JetBlue. Following the close of the sales on June 10, 2014 and September 25, 2014, the transferred LiveTV operations are no longer presented in our consolidated financial statements. Refer to Note 8 for more details on the sale. Air transportation services accounted for substantially all of the Company’s operations in 2014, 2013 and 2012. Accordingly, segment information is not provided for LiveTV operations before the sale.
Use of Estimates
The preparation of our consolidated financial statements and accompanying notes in conformity with U.S. GAAP require us to make certain estimates and assumptions. Actual results could differ from those estimates.
Fair Value
The Fair Value Measurements and Disclosures topic of the Financial Accounting Standards Board’s, or FASB, Accounting Standards Codification™, or Codification, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. This topic clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The topic also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs. Refer to Note 14 for more information.
Cash and Cash Equivalents
Our cash and cash equivalents include short-term, highly liquid investments which are readily convertible into cash. These investments include money market securities and commercial papers with maturities of three months or less when purchased.
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

Available-for-sale investment securities
Our available-for-sale investment securities include highly liquid investments such as certificates of deposits with maturities between three and twelve months which are stated at fair value.
Held-to-maturity investment securities
Our held-to-maturity investments consist of investment-grade interest bearing instruments, primarily corporate bonds, which are stated at amortized cost. We do not intend to sell these investment securities and the contractual maturities are not greater than 24 months. Those with maturities less than twelve months are included in short-term investments on our consolidated balance sheets. Those with remaining maturities in excess of twelve months are included in long-term investments on our consolidated balance sheets. We did not record any material gains or losses on these securities during the years ended December 31, 2014, 2013 or 2012. The estimated fair value of these investments approximated their carrying value as of December 31, 2014 and 2013.
Also included in our held-to-maturity investment securities as of December 31, 2014 are deposits made to lower the interest rate on the debt secured by two aircraft as discussed in Note 2. These funds on deposit are readily available to us and are invested with a bank with a deposit maturity within the next 12 months. If we were to draw upon this deposit, the interest rates on the debt would revert to the higher rates in effect prior to the re-financing. As such, we have classified these time deposits as long-term held-to-maturity investments to reflect our intent to hold them in connection with the maturity of the associated debt.
The carrying values of investment securities consisted of the following at December 31, 2014 and 2013 (in millions):

	2014	2013
Available-for-sale securities
Time deposits	$125	$70
Commercial paper	—	118
	125	188
Held-to-maturity securities
Corporate bonds	254	275
Time deposits	48	53
	302	328
Total	$427	$516

Derivative Instruments
Derivative instruments, including fuel hedge contracts, fuel basis swap agreements and interest rate swap agreements are stated at fair value, net of any collateral postings. Derivative instruments are included in other current assets and other current liabilities in our consolidated balance sheets. Refer to Note 13 for more information.
Inventories
Inventories consist of expendable aircraft spare parts and supplies that are stated at average cost as well as aircraft fuel that is accounted for on a first-in, first-out basis. These items are expensed when used or consumed. An allowance for obsolescence on aircraft spare parts is provided over the remaining useful life of the related aircraft fleet.

Property and Equipment
We record our property and equipment at cost and depreciate these assets on a straight-line basis over their estimated useful lives to their estimated residual values. We capitalize additions, modifications enhancing the operating performance of our assets, the interest related to predelivery deposits used to acquire new aircraft and the construction of our facilities.
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
Software
We capitalize certain costs related to the acquisition and development of computer software. We amortize these costs using the straight-line method over the estimated useful life of the software, which is generally between five and ten years. The net book value of computer software, which is included in other assets on our consolidated balance sheets, was $73 million and $70 million as of December 31, 2014 and 2013 respectively. Amortization expense related to computer software was $39 million, $18 million and $13 million for the years ended December 31, 2014, 2013 and 2012 respectively. The increase in amortization expense during 2014 is mainly due to accelerated amortization expense as a result of a change in the expected useful lives of certain software. As of December 31, 2014, amortization expense related to computer software is expected to be approximately $27 million in 2015, $15 million in 2016, $13 million in 2017, $9 million in 2018, and $5 million in 2019.
Intangible Assets
Our intangible assets consist primarily of acquired take-off and landing slots, or Slots, at certain domestic airports. Slots are the rights to take-off or land at a specific airport during a specific time period of the day and are a means by which airport capacity and congestion can be managed. We account for Slots at High Density Airports, including Reagan National Airport in Washington, D.C., LaGuardia Airport, and JFK Airport, both in New York City as indefinite life intangible assets which results in no amortization expense. Slots at other airports are amortized on a straight-line basis over their expected useful lives of up to 15 years. As of December 31, 2013, we changed our estimated lives for Slots at High Density Airports from 15 years to indefinite life. We incurred amortization expense of $5 million and $4 million related to Slots at High Density Airports for the years ended December 31, 2013 and 2012 respectively.
In March 2014, we completed the purchase of 24 additional Slots at Reagan National for $75 million. We started using these Slots in the second half of 2014 and continue to announce new routes. Consistent with our accounting treatment for Slots at all High Density Airports, we have assigned these assets an indefinite life.
Passenger Revenue
Passenger revenue is recognized when the transportation is provided or after the ticket or customer credit issued upon payment of a change fee expires. It is recognized net of the taxes that we are required to collect from our customers, including federal transportation taxes, security taxes and airport facility charges. Tickets sold but not yet recognized as revenue and unexpired credits are included in air traffic liability.

Loyalty Program
We account for our customer loyalty program, TrueBlue®, by recording a liability for the estimated incremental cost of outstanding points earned from JetBlue purchases that we expect to be redeemed. The estimated cost includes incremental fuel, insurance, passenger food and supplies and reservation costs. We adjust this liability, which is included in air traffic liability, based on points earned and redeemed, points that will ultimately go unused, or breakage, changes in the estimated incremental costs associated with providing travel and changes in the TrueBlue® program. This liability was $24 million and $19 million as of December 31, 2014 and 2013, respectively. We estimate breakage based on historical point redemptions. In June 2013, we amended the program so points earned by members never expire. As a result of this change, our estimate for the breakage decreased resulting in a $5 million reduction in revenue and a corresponding increase in air traffic liability in 2013. In October 2013, we introduced the pooling of points between small groups of people, branded as Family Pooling™. We believe Family Pooling™ has not had a material impact on the breakage calculation at year-end. We did not make any changes to our frequent flyer accounting in 2014.
Points in TrueBlue® can also be sold to participating companies, including credit card and car rental companies. These sales are accounted for as multiple-element arrangements, with one element representing the fair value of the travel that will ultimately be provided when the points are redeemed and the other consisting of marketing related activities that we conduct with the participating company. The fair value of the transportation portion of these point sales is deferred and recognized as passenger revenue when transportation is provided. The marketing portion, which is the excess of the total sales proceeds over the estimated fair value of the transportation to be provided, is recognized in other revenue when the points are sold. TrueBlue® points sold to participating companies which are not redeemed are recognized as revenue when management determines the probability of redemption is remote. Deferred revenue was $162 million and $131 million at December 31, 2014 and 2013, respectively. We recorded no revenue related to point expirations during 2014 and $2 million, and $5 million during 2013 and 2012, respectively.
Upon the re-launch of the TrueBlue® program in November 2009, we extended our co-branded credit card and membership rewards participation agreements. In connection with these extensions, we received a one-time payment of $37 million, which we deferred and are recognizing as other revenue over the term of the agreement through 2015. We recognized approximately $7 million of revenue related to this one-time payment during 2014, 2013 and 2012, respectively. In connection with exclusive benefits to be introduced for our co-branded credit card, we received a one-time payment of $6 million during 2012, which we have deferred and will recognize as other revenue over the remaining term of the agreement. For the year ended December 31, 2014, we have recorded $1 million of revenue related to this one-time payment.
LiveTV Commercial Agreements
LiveTV provides in-flight entertainment solutions for various commercial airlines. These solutions include equipment and related installation as well as agreements for ongoing service and support. In June 2014, we sold LiveTV and until this time we accounted for the equipment agreements as operating leases, with related revenue recognized ratably over the term of the related customer agreement in accordance with the Revenue Recognition-Multiple-Element Arrangements topic of the Codification. This determination was principally as a result of the long term nature of these agreements and the resulting uncertainties surrounding the total costs to provide ongoing equipment maintenance and upkeep throughout the contractual term. We accounted for payments for ongoing service and support ratably over the term of the related customer contract. Before the sale of LiveTV, customer advances that were to be applied in the next 12 months were included in other current liabilities on our consolidated balance sheets while those beyond 12 months were included in other liabilities. As of December 31, 2014, no LiveTV balances are included in our consolidated balance sheets.
Airframe and Engine Maintenance and Repair
Regular airframe maintenance for owned and leased flight equipment is charged to expense as incurred unless covered by a third-party long-term flight hours service agreement. We have separate service agreements in place covering scheduled and unscheduled repairs of certain airframe line replacement unit components as well as the engines in our fleet. These agreements, whose original terms generally range from ten to 15 years, require monthly payments at rates based either on the number of cycles each aircraft was operated during each month or the number of flight hours each engine was operated during each month, subject to annual escalations. These power by the hour agreements transfer certain risks, including cost risks, to the third-party service providers. They generally fix the amount we pay per flight hour or number of cycles in exchange for maintenance and repairs under a predefined maintenance program, which are representative of the time and materials that would be consumed. These costs are expensed as the related flight hours or cycles are incurred. One of our maintenance providers is a subsidiary of a large shareholder of ours and is a related party. We recorded approximately $20 million in 2014, $19 million in 2013 and $7 million in 2012 in maintenance expense provided by this related party.

Advertising Costs
Advertising costs, which are included in sales and marketing, are expensed as incurred. Advertising expense was $64 million in 2014, $61 million in 2013 and $57 million in 2012.
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
New Accounting Standards
New accounting rules and disclosure requirements can impact our financial results and the comparability of our financial statements. The authoritative literature which has recently been issued and that we believe will impact our consolidated financial statements is described below. There are also several new proposals under development, including proposals related to leases and financial instruments. If and when enacted, these proposals may have a significant impact on our financial statements.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern topic of the Codification. This standard provides specific guidance that requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. This amendment is effective for the annual period ending after December 15, 2016 and for annual periods and interim periods thereafter, early adoption is also permitted. We are still evaluating the new guidance and its impact, if any, on our consolidated financial statements disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers topic of the Codification, which supersedes existing revenue recognition guidance. Under the new standard, a company will recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. The standard is effective for public companies for annual periods beginning after December 15, 2016, and allows for either full retrospective or modified retrospective adoption. Early adoption is not permitted. While we are still evaluating the full impact of adopting this standard on our consolidated financial statements and disclosures, we have determined that it will impact our loyalty program accounting. The new standard will no longer allow us to use the incremental cost method when recording the financial impact of points earned on JetBlue purchases and will require us to re-value our liability with a relative fair value approach.
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

Note 2—Long-term Debt, Short-term Borrowings and Capital Lease Obligations
Long-term debt and capital lease obligations and the related weighted average interest rate at December 31, 2014 and 2013 consisted of the following (in millions):

	2014		2013
Secured Debt
Floating rate equipment notes, due through 2025 (1)	$276	3.2%	$634	2.8%
Floating rate enhanced equipment notes (2) (3)
Class G-1, due 2016	35	4.4%	55	4.5%
Class G-2, due 2016	185	1.0%	373	1.0%
Fixed rate enhanced equipment notes, due through 2023 (4)	217	4.5%	—	—%
Fixed rate equipment notes, due through 2026	1,119	5.6%	1,110	5.8%
Fixed rate special facility bonds, due through 2036 (5)	77	5.0%	78	5.0%
Unsecured Debt
6.75% convertible debentures due in 2039 (6)	86		162
5.5% convertible debentures due in 2038 (7)	68		68
Capital Leases (8)	170	4.1%	105	3.9%
Total debt and capital lease obligations	2,233		2,585
Less: Current maturities	(265)		(469)
Long-term debt and capital lease obligations	$1,968		$2,116

(1)Interest rates adjust quarterly or semi-annually based on LIBOR, plus a margin. In June 2014, we used some of the proceeds from the sale of LiveTV and prepaid $299 million of floating rate outstanding principal secured by 14 Airbus A320 aircraft which are now unencumbered.
(2)In November 2006, we completed a public offering of $124 million of pass-through certificates to finance a certain number of our owned aircraft spare parts. Separate trusts were established for each class of these certificates. On December 16, 2013, the remaining $119 million principal amount of the Class G-1 and Class B-1 certificates due in January 2014 were prepaid, ahead of the scheduled maturities. In April 2009, we entered into interest rate swap agreements for half of the Class G-1 certificates and all of the Class B-1 certificates in the November 2006 offering which expired in 2013.
(3)In March and November 2004, we completed public offerings for $431 million and $498 million respectively, of pass-through certificates. These offerings were set up in order to finance the purchase of 28 new Airbus A320 aircraft delivered through 2005. Separate trusts were established for each class of these certificates. Quarterly principal payments are required on the Class G-1 certificates. In February 2008, we entered into interest rate swap agreements for the Class G-1 certificates in the November 2004 offering. These swap agreements effectively fixed the interest rate for the remaining term of these certificates. As of December 31, 2014, these certificates had a balance of $35 million and an effective interest rate of 4.4%. The entire principal amount of the Class G-2 certificates is scheduled to be paid in a lump sum on the applicable maturity dates. In February 2009, we entered into interest rate swap agreements for the Class G-2 certificates in the November 2004 offering which expired in 2013. In March 2014, we paid the final scheduled principal payment of $188 million associated with our March 2004 EETC Class G-2 certificates. The interest rate for all other certificates is based on three month LIBOR, plus a margin. Interest is payable quarterly.
(4)In March 2014, we completed a private placement of $226 million in pass-through certificates, Series 2013-1. The certificates were issued by a pass-through trust and are not obligations of JetBlue. The proceeds from the issuance of the pass-through certificates were used to purchase equipment notes issued by JetBlue and secured by 14 of our previously unencumbered aircraft. Principal and interest are payable semi-annually, starting in September 2014.

(5)In November 2005, the Greater Orlando Aviation Authority, or GOAA, issued special purpose airport facilities revenue bonds to JetBlue as reimbursement for certain airport facility construction and other costs. In April 2013, GOAA issued $42 million in special purpose airport facility revenue bonds to refund the bonds issued in 2005. The proceeds from the refunded bonds were loaned to us and we recorded the issuance of $43 million, net of $1 million premium, as long term debt on our consolidated balance sheets. In December 2006, the New York City Industrial Development Agency issued special facility revenue bonds for JFK to us as reimbursement to us for certain airport facility construction and other costs. We recorded the principal amount of the bond, net of discounts, as long-term debt on our consolidated balance sheets because we have issued a guarantee of the debt payments on the bond. This fixed rate debt is secured by leasehold mortgages of our airport facilities.
(6)In June 2009, we completed a public offering for an aggregate principal amount of $115 million of 6.75% Series A convertible debentures due 2039, or the Series A 6.75% Debentures. We simultaneously completed a public offering for an aggregate principal amount of $86 million of 6.75% Series B convertible debentures due 2039, or the Series B 6.75% Debentures. These are collectively known as the 6.75% Debentures. The 6.75% Debentures are general obligations and rank equal in right of payment with all of our existing and future senior unsecured debt. They are effectively junior in right of payment to our existing and future secured debt, including our secured equipment debentures, to the extent of the value of the assets securing such debt, and senior in right of payment to any subordinated debt. In addition, the 6.75% Debentures are structurally subordinated to all existing and future liabilities of our subsidiaries. The net proceeds were approximately $197 million after deducting underwriting fees and other transaction related expenses. Interest on the 6.75% Debentures is payable semi-annually on April 15 and October 15. The first interest payment on the 6.75% Debentures was paid October 15, 2009.
Holders of either the Series A or Series B 6.75% Debentures may convert them into shares of our common stock at any time at a conversion rate of 204.6036 shares per $1,000 principal amount of the 6.75% Debentures. The conversion rates are subject to adjustment should we declare common stock dividends or effect any common stock splits or similar transactions. If the holders convert the Series A 6.75% Debentures in connection with a fundamental change that occured prior to October 15, 2014, the applicable conversion rate would of been increased depending on our then current common stock price. The same applies to the Series B 6.75% Debentures prior to October 15, 2016. The maximum number of shares into which all of the 6.75% Debentures are convertible, including pursuant to this make-whole fundamental change provision, is 235.2941 shares per $1,000 principal amount of the 6.75% Debentures outstanding, as adjusted, or 20.3 million shares as of December 31, 2014.
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
During the fourth quarter of 2014, the remaining principal amount of approximately $76 million of the Series A 6.75% Debentures were converted by holders and as a result, we issued 15.5 million shares of our common stock. As of December 31, 2014, the remaining principal balance of Series B 6.75% Debentures was $86 million, which is currently convertible into 20.3 million shares of our common stock.
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
(7)In June 2008, we completed a public offering for an aggregate principal amount of $100.6 million of 5.5% Series A convertible debentures due 2038, or the Series A 5.5% Debentures. We simultaneously completed a public offering for an aggregate principal amount of $100.6 million for 5.5% Series B convertible debentures due 2038, or the Series B 5.5% Debentures. These are collectively known as the 5.5% Debentures. The 5.5% Debentures are general senior obligations and were originally secured in part by an escrow account for each series. We deposited approximately $32 million of the net proceeds from the offering, representing the first six scheduled semi-annual interest payments on the 5.5% Debentures, into escrow accounts for the exclusive benefit of the holders of each series of the 5.5% Debentures. As of December 31, 2011, all funds originally deposited in the escrow account had been used. Interest on the 5.5% Debentures is payable on a semi-annual basis on April 15 and October 15.

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
Our share lending agreement requires the shares borrowed be returned upon the maturity of the related debt, October 2038, or earlier, if the debentures are no longer outstanding. We determined the fair value of the share lending arrangement was approximately $5 million at the date of the issuance based on the value of the estimated fees the shares loaned would have generated over the term of the share lending arrangement. The $5 million value was recognized as a debt issuance cost and is being amortized to interest expense through the earliest put date of the related debt, October 2013 and October 2015 for Series A and Series B, respectively. As of December 31, 2014, approximately $0.4 million of net debt issuance costs remain outstanding related to the share lending arrangement and will continue to be amortized through the earliest put date of the related debt.
During 2008 and 2009 approximately $79 million principal amount of the 5.5% Debentures was voluntarily converted by holders. As a result, we issued 17.5 million shares of our common stock. Cash payments from the escrow accounts related to the 2008 conversions were $11 million and borrowed shares equivalent to the number of shares of our common stock issued upon these conversions were returned to us pursuant to the share lending agreement described above. The borrower returned 10.0 million shares to us in September 2009, almost all of which were voluntarily returned shares in excess of converted shares, pursuant to the share lending agreement. In October 2011, approximately 16.6 million shares were voluntarily returned to us by the borrower, leaving 1.4 million shares outstanding under the share lending arrangement. At December 31, 2014, the fair value of similar common shares not subject to our share lending arrangement, based upon our closing stock price, was approximately $22 million. During the fourth quarter of 2013, the remaining principal amount of approximately $55 million of the Series A 5.5% Debentures was converted by holders and as a result, we issued 12.2 million shares of our common stock. As of December 31, 2014, the remaining principal balance of Series B 5.5% Debentures was $68 million, which is currently convertible into 15.2 million shares of our common stock.
(8)As of December 31, 2014, four capital leased Airbus A320 aircraft and two capital leased Airbus A321 aircraft were included in property and equipment at a cost of $253 million with accumulated amortization of $40 million. As of December 31, 2013, four capital leased Airbus A320 aircraft were included in property and equipment at a cost of $152 million with accumulated amortization of $33 million. The future minimum lease payments under these non-cancelable leases are $23 million in 2015, $23 million in 2016, $23 million in 2017, $23 million in 2018, $23 million in 2019 and $98 million in the years thereafter. Included in the future minimum lease payments is $43 million representing interest, resulting in a present value of capital leases of $170 million with a current portion of $15 million and a long-term portion of $155 million.

During 2012, we modified the debt secured by three of our Airbus A320 aircraft, effectively lowering the borrowing rates over the remaining term of the loans. In exchange for lower borrowing rates associated with two of these aircraft loans, we deposited funds equivalent to the outstanding principal balance, a total of approximately $57 million. The deposit is included in the long-term investment securities on our consolidated balance sheets. If we withdraw the funds deposited, the interest rate on the debt would revert back to the original borrowing rate. As of December 31, 2014, the remaining balance on these funds was approximately $48 million. These deposits are discussed further in Note 1.
As of December 31, 2014, we believe we were in compliance with all of our covenants in relation to our debt and lease agreements. Maturities of long-term debt and capital leases, including the assumption our convertible debt will be redeemed upon the first put date, for the next five years are as follows (in millions):

Year	Maturities
2015	$265
2016	464
2017	216
2018	227
2019	227
Thereafter	834
Aircraft, engines, and other equipment and facilities having a net book value of $3.25 billion at December 31, 2014 were pledged as security under various loan agreements. Cash payments for interest related to debt and capital lease obligations, net of capitalized interest, aggregated $102 million, $117 million and $136 million in 2014, 2013 and 2012, respectively.
The carrying amounts and estimated fair values of our long-term debt at December 31, 2014 and 2013 were as follows (in millions):

	December 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Public Debt
Floating rate enhanced equipment notes
Class G-1, due 2016	$35	$35	$55	$54
Class G-2, due 2016	185	180	373	365
Fixed rate special facility bonds, due through 2036	77	78	78	68
6.75% convertible debentures due in 2039	86	283	162	297
5.5% convertible debentures due in 2038	68	241	68	134
Non-Public Debt
Fixed rate enhanced equipment notes, due through 2023	217	224	—	—
Floating rate equipment notes, due through 2025	276	277	634	645
Fixed rate equipment notes, due through 2026	1,119	1,211	1,110	1,161
Total	$2,063	$2,529	$2,480	$2,724

The estimated fair values of our publicly held long-term debt are classified as Level 2 in the fair value hierarchy. The fair values of our EETC transactions and our special facility bonds were based on quoted market prices in markets with low trading volumes. The fair value of our convertible debentures was based upon other observable market inputs since they are not actively traded. The fair value of our non-public debt was estimated using a discounted cash flow analysis based on our borrowing rates for instruments with similar terms and therefore classified as Level 3 in the fair value hierarchy. The fair values of our other financial instruments approximate their carrying values. Refer to Note 14 for additional information on fair value.

We have financed certain aircraft with EETCs as one of the benefits is being able to finance several aircraft at one time, rather than individually. The structure of EETC financing is that we create pass-through trusts in order to issue pass-through certificates. The proceeds from the issuance of these certificates are then used to purchase equipment notes which are issued by us and are secured by our aircraft. These trusts meet the definition of a variable interest entity, or VIE, as defined in the Consolidations topic of the Codification, and must be considered for consolidation in our consolidated financial statements. Our assessment of the EETCs considers both quantitative and qualitative factors including the purpose for which these trusts were established and the nature of the risks in each. The main purpose of the trust structure is to enhance the credit worthiness of our debt obligation through certain bankruptcy protection provisions, liquidity facilities and lower our total borrowing cost. We concluded that we are not the primary beneficiary in these trusts due to our involvement in them being limited to principal and interest payments on the related notes, the trusts were not set up to pass along variability created by credit risk to us and the likelihood of our defaulting on the notes. Therefore, we have not consolidated these trusts in our consolidated financial statements.
Short-term Borrowings
We have several lines of credit which bear interest at a floating rate based upon LIBOR plus a margin range of between 1.0% and 2.75%.
Morgan Stanley Line of Credit
In July 2012, we entered into a revolving line of credit with Morgan Stanley for up to approximately $100 million. This was subsequently increased to $200 million in December 2012. This line of credit is secured by a portion of our investment securities held by them and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon LIBOR, plus a margin. As of December 31, 2014 and 2013, we did not have a balance outstanding under this line of credit.
Citibank Line of Credit
In April 2013, we entered into a Credit and Guaranty Agreement consisting of a $350 million revolving credit and letter of Credit Facility with Citibank, N.A. as the administrative agent which was scheduled to terminate in 2016. In November 2014, the available line was increased to allow for borrowings up to $400 million. Concurrent with the increase in borrowing capacity, we also extended the term of the facility by an additional two years through to April 2018. Borrowings under the Credit Facility bear interest at a variable rate equal to LIBOR, plus a margin. The Credit Facility is secured by Slots at JFK, Newark, LaGuardia and Reagan National airports as well as certain other assets. The Credit Facility includes covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under all revolving credit facilities. In addition, the covenants restrict our ability to incur additional indebtedness, issue preferred stock or pay dividends. As of December 31, 2014 and 2013, we did not have an outstanding balance under this line of credit.

Note 3—Operating Leases
We lease aircraft, all of our facilities at the airports we serve, office space and other equipment. These leases have varying terms and conditions, with some having early termination clauses which we determine to be the lease expiration date. The length of the lease depends upon the type of asset being leased, with the latest lease expiring in 2035. Total rental expense for all operating leases was $298 million in 2014, $295 million in 2013 and $284 million in 2012. As of December 31, 2014, we have approximately $33 million in assets that serve as collateral for letters of credit. These letters of credit relate to a certain number of our leases and are included in restricted cash.
As of December 31, 2014, 60 of the 203 aircraft in our fleet were leased under operating leases, with lease expiration dates ranging from 2016 to 2026. Five of the 60 aircraft operating leases have variable rate rent payments based on LIBOR. Leases for 46 of our aircraft can generally be renewed at rates based on fair market value at the end of the lease term for one or two years. We have purchase options for 45 of our aircraft leases at the end of their lease term. These purchase options are at fair market value and have a one-time option during the term at fixed amounts that were expected to approximate the fair market value at lease inception.
We did not extend any leases on our fleet during 2014. During 2013, we extended the leases on eight Airbus A320 aircraft that were previously set to expire in 2014. These extensions resulted in an additional $42 million of lease commitments through 2022. During 2012, we extended the leases on three Airbus A320 aircraft that were previously set to expire in 2013. These extensions resulted in an additional $24 million of lease commitments through 2018. During 2010, we leased six used Airbus A320 aircraft from a third party, each with a separate six year operating lease term. Our aircraft lease agreements contain termination provisions which include standard maintenance and return conditions. Our policy is to record these lease return conditions when they are probable and the costs can be estimated.

Future minimum lease payments under noncancelable operating leases, including those described above, with initial or remaining terms in excess of one year at December 31, 2014, are as follows (in millions):

	Aircraft	Other	Total
2015	$150	$85	$235
2016	90	80	170
2017	75	65	140
2018	75	60	135
2019	58	57	115
Thereafter	213	487	700
Total minimum operating lease payments	$661	$834	$1,495
In the past we have entered into sale-leaseback arrangements with a third party lender for 45 of our operating aircraft. The sale-leasebacks occurred simultaneously with the delivery of the related aircraft to us from their manufacturers. Each sale-leaseback transaction was structured with a separate trust set up by the third party lender, the assets of which consist of the one aircraft initially transferred to it following the sale by us and the subsequent lease arrangement with us. Because of their limited capitalization and the potential need for additional financial support, these trusts are VIEs as defined in the Consolidations topic of the Codification and must be considered for consolidation in our financial statements. Our assessment of each trust considers both quantitative and qualitative factors, including whether we have the power to direct the activities and to what extent we participate in the sharing of benefits and losses of the trusts. JetBlue does not retain any equity interests in any of these trusts and our obligations to them are limited to the fixed rental payments we are required to make to them. These were approximately $585 million as of December 31, 2014 and are reflected in the future minimum lease payments in the table above. Our only interest in these entities is the purchase options to acquire the aircraft as specified above. Since there are no other arrangements, either implicit or explicit, between us and the individual trusts that would result in our absorbing additional variability from the trusts, we concluded we are not the primary beneficiary of these trusts. We account for these leases as operating leases, following the appropriate lease guidance as required by the Leases topic in the Codification.

Note 4—JFK Terminal 5
We operate out of T5 at JFK and our occupancy is governed by various lease agreements with the PANYNJ. Under the terms of the facility lease agreement we were responsible for the construction of the 635,000 square foot 26-gate terminal, a parking garage, roadways and an AirTrain Connector, all of which are owned by the PANYNJ and collectively referred to as the T5 Project. In 2012, we commenced construction on an expansion to T5, referred to as T5i, for an international arrivals facility and additional gates. The construction of T5i was completed in November 2014, with the first international flight using the facilities on November 12, 2014. T5i includes six international arrival gates comprised of three new gates and three converted gates from T5, as well as an international arrivals hall with full U.S. Customs and Border Protection services.
We executed an extension to the original T5 lease in 2013. The lease, as amended, now incorporates a total of approximately 19 acres of space for our T5 facilities and ends on the 28th anniversary of the date of beneficial occupancy of T5i. We have the option to terminate the agreement in 2033, five years prior to the end of the original scheduled lease term of October 2038. We are responsible for various payments under the leases, including ground rents which are reflected in the future minimum lease payments table in Note 3, and facility rents which are included below. The facility rents are based upon the number of passengers enplaned out of the terminal, subject to annual minimums.
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
Total costs incurred for the elements of the T5 Project were $637 million, of which $561 million is classified as Assets Constructed for Others and the remaining $76 million is classified as leasehold improvements in our consolidated balance sheets. Assets Constructed for Others are being amortized over the shorter of the 25 years non-cancelable lease term or their economic life. We recorded amortization expense of $23 million in 2014, 2013 and 2012 respectively. Our expenditure relating to T5i is approximately $190 million, of which approximately $102 million was incurred in 2014 and is classified as leasehold improvements in our consolidated balance sheets.

The PANYNJ has reimbursed us for the amounts currently included in Assets Constructed for Others. These reimbursements and related interest are reflected as Construction Obligation in our consolidated balance sheets. When the facility rents are paid they are treated as a debt service on the Construction Obligation, with the portion not relating to interest reducing the principal balance. Minimum estimated facility payments including escalations associated with the facility lease are estimated to be $40 million per year in 2015 through 2019 and $576 million thereafter. The portion of these scheduled payments serving to reduce the principal balance of the Construction Obligation is $15 million in 2015, $15 million in 2016, $16 million in 2017, $17 million in 2018 and $18 million in 2019. Payments could exceed these amounts depending on future enplanement levels at JFK. Scheduled facility payments representative of interest totaled $26 million in 2014, and $27 million in 2013 and 2012 respectively.
We sublease portions of T5 including space for concessionaires, the airspace lounge and the TSA facilities. Two of our airline commercial partners, Hawaiian Airlines and Aer Lingus, operate from this terminal and sublease facilities from us. Minimum lease payments due to us are subject to various escalation amounts through 2024. Future minimum lease payments due to us during each of the next five years are estimated to be $13 million per year in each of 2015 through 2018 and $6 million in 2019.

Note 5—Stockholders’ Equity
In September 2012, our Board of Directors authorized a share repurchase program for up to 25 million shares of common stock over a five year period. The repurchases may be commenced or suspended from time to time without prior notice. During the fourth quarter of 2012, we repurchased approximately 4.1 million shares of our common stock for approximately $23 million. During 2013, we repurchased approximately 0.5 million shares of our common stock for approximately $3 million. During April and May 2014, we repurchased approximately 1.6 million shares of our common stock for approximately $13 million. On May 29, 2014, we announced that we had entered into an accelerated share repurchase agreement, or ASR, with JP Morgan, paying $60 million for approximately 5.1 million shares. On September 9, 2014, the term of the ASR concluded with JP Morgan delivering approximately 0.4 million more shares to JetBlue. This resulted in a total of approximately 5.5 million shares being repurchased under the ASR, based upon the volume weighted average prices of JetBlue's common stock during the term of the ASR. As of December 31, 2014, 13.3 million shares remain available for repurchase under the share repurchase program.
As of December 31, 2014, we had a total of 60.8 million shares of our common stock reserved for issuance related to our equity incentive plans, our convertible debt, and our share lending facility. Refer to Note 7 for further details on our share-based compensation.
As of December 31, 2014, we had a total of 59.0 million shares of treasury stock, the majority of which relate to the return of borrowed shares under our share lending agreement. Refer to Note 2 for further details on the share lending agreement. The treasury stock also include shares that were repurchased under our share repurchase program described above.

Note 6—Earnings Per Share
The following table shows how we computed basic and diluted earnings per common share for the years ended December 31 (dollars and share data in millions):

	2014	2013	2012
Numerator:
Net income	$401	$168	$128
Effect of dilutive securities:
Interest on convertible debt, net of income taxes and profit sharing	7	9	9
Net income applicable to common stockholders after assumed conversions for diluted earnings per share	$408	$177	$137
Denominator:
Weighted average shares outstanding for basic earnings per share	294.7	282.8	282.3
Effect of dilutive securities:
Employee stock options and restricted stock units	2.4	2.1	1.2
Convertible debt	46.2	58.6	60.6
Adjusted weighted average shares outstanding and assumed conversions for diluted earnings per share	343.3	343.5	344.1
Shares excluded from EPS calculation:
Shares issuable upon conversion of our convertible debt as assumed conversion would be antidilutive	—	—	—
Shares issuable upon exercise of outstanding stock options or vesting of restricted stock units as assumed exercise would be antidilutive	6.9	13.8	19.5
As of December 31, 2014, a total of approximately 1.4 million shares of our common stock, which were lent to our share borrower pursuant to the terms of our share lending agreement as described in Note 2, were issued and outstanding for corporate law purposes. Holders of the borrowed shares have all the rights of a holder of our common stock. However, because the share borrower must return all borrowed shares to us, or identical shares or, in certain circumstances of default by the counterparty, the cash value thereof, the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings per share. The fair value of similar common shares not subject to our share lending arrangement based upon our closing stock price at December 31, 2014, was approximately $22 million.

Note 7—Share-Based Compensation
We have various equity incentive plans under which we have granted stock awards to our eligible Crewmembers and members of our Board of Directors. These include the JetBlue Airways Corporation 2002 Stock Incentive Plan, and the Restated and Amended 2002 Stock Incentive Plan which were replaced by the JetBlue Airways Corporation 2011 Incentive Compensation Plan. We additionally have an employee stock purchase plan which we refer to as the Crewmember Stock Purchase Plan, or CSPP, that is available to all eligible Crewmembers.
Unrecognized stock-based compensation expense was approximately $13 million as of December 31, 2014, and related to a total of 3.8 million unvested restricted stock units, or RSUs, under our 2011 Plan. We expect to recognize this stock-based compensation expense over a weighted average period of approximately two years.

2011 Incentive Compensation Plan
At our Annual Shareholders Meeting held on May 26, 2011, our shareholders approved the JetBlue Airways Corporation 2011 Incentive Compensation Plan, or 2011 Plan. This replaced the Restated and Amended 2002 Stock Incentive Plan, or 2002 Plan, which was set to expire at the end of 2011. Upon inception, the 2011 Plan had 15.0 million shares of our common stock reserved for issuance. The 2011 Plan, by its terms, will terminate no later than May 2021. The RSUs vest in annual installments over three years which can be accelerated upon the occurrence of a change in control. Under this plan, we grant RSUs to certain Crewmembers and members of our Board of Directors. Our policy is to grant RSUs based on the market price of the underlying common stock on the date of grant. Under this plan we grant deferred stock units, or DSUs, to members of our Board of Directors and performance stock units, or PSUs, to certain members of our executive leadership team.
The 2011 Plan was amended and restated effective January 1, 2014, to include the definition of retirement eligibility. Once a Crewmember meets the definition they will continue to vest their shares as if they remained employed by JetBlue, regardless of their actual employment status with the Company. In accordance with the Compensation-Stock Compensation topic of the Codification, the grant’s explicit service condition is non-substantive and the grant has effectively vested at the time retirement eligibility is met.
The following is a summary of RSU activity under the 2011 Plan for the year ended December 31:

	2014		2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	4,118,849	$5.94	2,483,664	$5.77	65,914	$5.08
Granted	1,930,851	8.62	2,653,842	6.08	2,570,891	5.79
Vested	(1,903,229)	5.97	(828,291)	5.77	(20,249)	5.09
Forfeited	(361,385)	7.02	(190,366)	5.82	(132,892)	5.83
Nonvested at end of year	3,785,086	$7.18	4,118,849	$5.94	2,483,664	$5.77
The total intrinsic value, determined as of the date of vesting, for all RSUs under both Plans that vested and converted to shares of common stock during the year ended December 31, 2014, 2013 and 2012 was $23 million, $13 million and $11 million respectively.
The vesting period for DSUs under the 2011 Plan is either one or three years of service. Once vested, shares are issued six months and one day following the Director’s departure from the Board.  During the years ended December 31, 2014, 2013 and 2012, we granted an immaterial amount of DSUs, almost all of which remain outstanding at December 31, 2014. In 2014 and 2013, we granted immaterial PSUs to members of our executive leadership team which are based upon certain performance criteria.
Amended and Restated 2002 Stock Incentive Plan
The 2002 Plan included stock options issued during 1999 through 2001 under a previous plan as well as all options issued from 2002 through adoption of the 2011 Plan. It provided for incentive and non-qualified stock options and RSUs to be granted to certain Crewmembers and members of our Board of Directors. Additionally, it provided for DSUs to be granted to members of our Board of Directors. The 2002 Plan became effective following our initial public offering in April 2002. We began issuing RSUs from 2007 and DSUs from 2008. Prior to 2011, the DSUs vested immediately upon being granted. The RSUs vested in annual installments over three years which could be accelerated upon the occurrence of a change in control as defined in the 2002 Plan. Our policy to grant RSUs was based on the market price of the underlying common stock on the date of grant. No additional grants were made from this plan after the adoption of the 2011 Plan.

The following is a summary of RSU activity under the 2002 Plan for the year ended December 31:

	2014		2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	711,494	$6.00	2,029,081	$5.85	4,093,484	$5.64
Granted	—	—	—	—	—	—
Vested	(708,728)	6.00	(1,257,045)	5.76	(1,921,940)	5.41
Forfeited	(2,766)	6.03	(60,542)	5.99	(142,463)	5.76
Nonvested at end of year	—	$—	711,494	$6.00	2,029,081	$5.85
Stock Options
All options issued under the 2002 Plan expire ten years from the date of grant, with the last options vesting in 2012. Our policy is to grant options with an exercise price equal to the market price of the underlying common stock on the date of grant.
The following is a summary of stock option activity for the years ended December 31:

	2014		2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	11,384,688	$13.45	15,845,124	$14.87	21,807,170	$13.91
Granted	—	—	—	—	—	—
Exercised	(1,950,482)	11.58	(10,800)	7.79	(493,731)	4.00
Forfeited	—	—	—	—	—	—
Expired	(3,456,986)	16.38	(4,449,636)	18.50	(5,468,315)	12.03
Outstanding at end of year	5,977,220	$12.38	11,384,688	$13.45	15,845,124	$14.87
Vested at end of year	5,977,220	$12.38	11,384,688	$13.45	15,845,124	$14.87
The following is a summary of outstanding stock options at December 31, 2014:

	Options Outstanding, Vested & Exercisable
Range of exercise prices	Shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value (millions)
$7.79 to $15.27	5,977,220	1.3	$12.38	$22
	5,977,220			$22
The total intrinsic value, determined as of the date of exercise, of options exercised was $5 million during the year ended December 31, 2014, less than $1 million during the year ended December 31, 2013, and $1 million during the year ended December 31, 2012. Amounts received in cash for options exercised were $22 million for the year ended December 31, 2014, less than $1 million during the year ended December 31, 2013, and $2 million during the year ended December 31, 2012. We have not granted any stock options since 2008 and those previously granted became fully expensed in 2012. The total fair value of stock options vested was approximately $2 million during 2012. Following shareholder approval of the 2011 Plan, we stopped using equity under the 2002 Plan.

Crewmember Stock Purchase Plan
In May 2011, our shareholders also approved the 2011 Crewmember Stock Purchase Plan, or the 2011 CSPP, to replace the original CSPP which was set to expire in April 2012. At inception, the 2011 CSPP had 8.0 million shares of our common stock reserved for issuance. The 2011 CSPP, by its terms, will terminate no later than the last business day of April 2021.
The following is a summary of share activity under the 2011 CSPP for the year ended December 31:

	2014		2013		2012
	Shares	Weighted Average	Shares	Weighted Average	Shares	Weighted Average
Available for future purchases, beginning of year	4,855,144		6,436,224		8,000,000
Common stock purchased	(2,332,823)	$8.04	(1,581,080)	$6.20	(1,563,776)	$4.75
Available for future purchases, end of year	2,552,321		4,855,144		6,436,224
The 2011 CSPP has a series of six month offering periods, with a new offering period beginning on the first business day of May and November each year. Crewmembers can only join an offering period on the start date. Crewmembers may contribute up to 10% of their pay towards the purchase of common stock via payroll deductions. Purchase dates occur on the last business day of April and October each year.
Until April 2013, our 2011 CSPP was considered non-compensatory as the purchase price discount was 5% based upon the stock price on the date of purchase. The plan was amended and restated in May 2013 with the CSPP purchase price discount increasing to 15% based upon the stock price on the date of purchase. In accordance with the Compensation-Stock Compensation topic of the Codification, the 2011 CSPP no longer meets the non-compensatory definition as the terms of the plan are more favorable than those to all holders of the common stock. For all offering periods starting after May 1, 2013, the compensation cost relating to the discount is recognized over the offering period. The total expense recognized relating to the 2011 CSPP was approximately $3 million and $2 million for the years ended December 31, 2014 and 2013 respectively.
Should we be acquired by merger or sale of substantially all of our assets or sale of more than 50% of our outstanding voting securities, all outstanding purchase rights will automatically be exercised immediately prior to the effective date of the acquisition at a price equal to 85% of the fair market value per share immediately prior to the acquisition.
Taxation
The Compensation-Stock Compensation topic of the Codification requires deferred taxes be recognized on temporary differences that arise with respect to stock-based compensation attributable to nonqualified stock options and awards. However, no tax benefit is recognized for stock-based compensation attributable to incentive stock options, or ISO, or CSPP shares until there is a disqualifying disposition, if any, for income tax purposes. A portion of our stock-based compensation is attributable to ISO and CSPP shares; therefore, our effective tax rate is subject to fluctuation.
LiveTV sale
In June 2014, we sold our subsidiary LiveTV and accelerated the vesting for all RSUs outstanding for LiveTV employees. The total expense recognized relating to this acceleration was less than $1 million.

Note 8—LiveTV
LiveTV, LLC, formerly a wholly owned subsidiary of JetBlue, provides in-flight entertainment and connectivity solutions for various commercial airlines including JetBlue. On June 10, 2014, JetBlue entered into an amended and restated purchase agreement with Thales Holding Corporation, or Thales, replacing the original purchase agreement between the parties dated as of March 13, 2014. Under the terms of the amended and restated purchase agreement, JetBlue sold LiveTV to Thales for $399 million, subject to purchase adjustments based upon the amount of cash, indebtedness, and working capital of LiveTV at the closing date of the transaction relative to a target amount. Excluded from this sale was LiveTV Satellite Communications, LLC, which was retained by JetBlue pending receipt of the necessary regulatory approvals for the sale. On September 25, 2014, JetBlue received all necessary regulatory approvals and sold LiveTV Satellite Communications, LLC, to Thales for approximately $1 million in cash.

The total cash proceeds of $393 million reflect the agreed upon purchase price, net of purchase agreement adjustments including post-closing purchase price adjustments, which were finalized during the third quarter of 2014. The sale resulted in a pre-tax gain of approximately $241 million and is net of approximately $19 million in transactions costs. The gain on the sale has been reported as a separate line item in the consolidated statement of operations for the year ended December 31, 2014.
The tax expense recorded in connection with this transaction totaled $72 million, net of a $19 million tax benefit related to the utilization of a capital loss carryforward. The capital gain generated from the sale of LiveTV resulted in the release of a valuation allowance related to the capital loss deferred tax asset. This resulted in an after tax gain on the sale of approximately $169 million.
Following the close of the sales on June 10, 2014, and on September 25, 2014, the applicable LiveTV operations are no longer being consolidated as a subsidiary in JetBlue's consolidated financial statements. The effect of this reporting structure change is not material to the consolidated financial statements presented. LiveTV third party revenues in 2014 up to the date of sale were $30 million, compared to $72 million in 2013 and $81 million in 2012. In December 2011, LiveTV terminated its contract with one of its airline customers and upon fulfilling its obligation to deactivate service on the customer's aircraft, recorded a gain of $8 million in other operating expenses in 2012.
Deferred profit on hardware sales and advance deposits for future hardware sales were included in other accrued liabilities and other long term liabilities on our consolidated balance sheets depending on whether we expected to recognize it in the next 12 months or beyond. No deferred profit is recognized in our consolidated balance sheets as of December 31, 2014, compared to $42 million as of December 31, 2013. There is no net book value of equipment installed for other airlines in our consolidated balance sheets as of December 31, 2014, compared to $102 million as of December 31, 2013.
JetBlue expects to continue to be a significant customer of LiveTV. Concurrent with the LiveTV sale, the parties have entered into two agreements, each with seven year terms pursuant to which LiveTV continues to provide JetBlue with in-flight entertainment and onboard connectivity products and services.

Note 9—Income Taxes
The provision for income taxes consisted of the following for the years ended December 31 (in millions):

	2014	2013	2012
Deferred:
Federal	$192	$95	$68
State	20	12	8
Deferred income tax expense	212	107	76

Current income tax expense	10	4	5
Total income tax expense	$222	$111	$81
The effective tax rate on income before income taxes differed from the federal income tax statutory rate for the years ended December 31 for the following reasons (in millions):

	2014	2013	2012
Income tax expense at statutory rate	$218	$98	$73
Increase resulting from:
State income tax, net of federal benefit	18	9	6
Valuation Allowance, federal and state	(19)	—	—
Other, net	5	4	2
Total income tax expense	$222	$111	$81
Cash payments for income taxes were $8 million in 2014, $4 million in 2013 and $4 million in 2012. The net deferred taxes below include a current net deferred tax asset of $174 million and a long-term net deferred tax liability of $832 million at December 31, 2014, and a current net deferred tax asset of $120 million and a long-term net deferred tax liability of $605 million at December 31, 2013.

The components of our deferred tax assets and liabilities as of December 31 are as follows (in millions):

	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$152	$157
Employee benefits	41	40
Deferred revenue/gains	102	95
Rent expense	30	24
Terminal 5 lease	32	29
Capital loss carryforwards	—	20
Other	27	31
Valuation allowance	—	(20)
Financial derivative instruments	40	1
Deferred tax assets, net	424	377
Deferred tax liabilities:
Accelerated depreciation	(1,082)	(862)
Deferred tax liabilities, net	(1,082)	(862)
Net deferred tax liability	$(658)	$(485)
As of December 31, 2014, we had U.S. Federal regular and alternative minimum tax net operating loss, or NOL, carryforwards of $446 million and $410 million, respectively, which begin to expire in 2025. In addition, as of December 31, 2014, we had deferred tax assets associated with state NOLs of $7 million, which begin to expire in 2020. Our NOL carryforwards as of December 31, 2014 include an unrecorded benefit of approximately $9 million related to stock-based compensation that will be recorded in equity when, and to the extent, realized. Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to use its NOL carryforwards if it experiences an “ownership change.” As of December 31, 2014, our valuation allowance did not include any amounts attributable to this limitation; however, if an “ownership change” were to occur in the future, the ability to use our NOLs could be limited.
In evaluating the realizability of the deferred tax assets, we assess whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. We consider, among other things, the generation of future taxable income, including reversals of deferred tax liabilities, during the periods in which the related temporary differences will become deductible. The capital gain generated from the sale of our subsidiary, LiveTV, in June 2014 resulted in the release of a $19 million valuation allowance related to the capital loss deferred tax asset. We have concluded that no valuation allowance is required as of December 31, 2014.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follow (in millions):

Unrecognized tax benefits December 31, 2011	12
Increases for tax positions taken during the period	1
Unrecognized tax benefits December 31, 2012	13
Increases for tax positions taken during the period	2
Decreases for settlement with tax authorities during the period	(4)
Unrecognized tax benefits December 31, 2013	11
Increases for tax positions taken during a prior period	2
Increases for tax positions taken during the period	4
Decreases for tax positions taken during a prior period	(1)
Unrecognized tax benefits December 31, 2014	16
Interest and penalties accrued on unrecognized tax benefits were not significant. If recognized, $12 million of the unrecognized tax benefits as of December 31, 2014 would impact our effective tax rate. We do not expect any significant change in the amount of the unrecognized tax benefits within the next twelve months. As a result of NOLs and statute of limitations in our major tax jurisdictions, years 2002 through 2013 remain subject to examination by the relevant tax authorities.

Note 10—Employee Retirement Plan
We sponsor a retirement savings 401(k) defined contribution plan, or the Plan, covering all of our Crewmembers. In 2014, we matched 100% of our Crewmember contributions up to 5% of their compensation. The contributions vest over five years and are measured from an Crewmember’s hire date. Participants are immediately vested in their voluntary contributions.
Another component of the Plan is a Company discretionary contribution of 5% of eligible non-management Crewmember compensation, which we refer to as Retirement Plus. Retirement Plus contributions vest over three years and are measured from a Crewmember’s hire date. Our non-management Crewmembers are also eligible to receive profit sharing, calculated as 15% of adjusted pre-tax income and reduced by the Retirement Plus contributions and special items. Certain FAA-licensed Crewmembers receive an additional contribution of 3% of eligible compensation, which we refer to as Retirement Advantage. Total 401(k) company match, Retirement Plus, profit sharing and Retirement Advantage expensed in 2014, 2013 and 2012 were $119 million, $94 million and $73 million, respectively.

Note 11—Commitments
Flight Equipment Commitments
As of December 31, 2014, our firm aircraft orders consisted of 33 Airbus A321 aircraft, 25 Airbus A320 new engine option (A320neo) aircraft, 45 Airbus A321neo aircraft, 24 EMBRAER 190 aircraft and ten spare engines scheduled for delivery through 2023. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $610 million in 2015, $545 million in 2016, $595 million in 2017, $520 million in 2018, $935 million in 2019 and $3.5 billion thereafter. We are scheduled to receive 12 new Airbus A321 aircraft in 2015. Dependent on market conditions, we anticipate paying cash for the 12 Airbus A321 aircraft scheduled for delivery in 2015.
In November 2014, we amended our purchase agreement with Airbus by deferring 13 Airbus A321 aircraft orders and eight Airbus A320 aircraft orders from 2016-2020 to 2020-2023. Of these deferrals, ten A321 aircraft orders were converted to Airbus A321 new engine option (A321neo) orders and five A320neo aircraft orders were converted to Airbus A321neo aircraft orders. We additionally converted three Airbus A320 aircraft orders in 2016 to Airbus A321 aircraft orders. In October 2013, we amended our purchase agreements with both Embraer and Airbus. We deferred 24 EMBRAER 190 aircraft from 2014-2018 to 2020-2022. We converted eight existing A320 orders to A321 orders and ten A320neo orders to A321neo orders. We incrementally ordered 15 A321 aircraft for delivery between 2015 and 2017 and 20 A321neo aircraft for delivery between 2018 and 2020.
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
As of December 31, 2014, we had approximately $24 million pledged related to our workers compensation insurance policies and other business partner agreements, which will expire according to the terms of the related policies or agreements.
As part of the sale of LiveTV, refer to Note 8, a $3 million liability relating to Airfone was assigned to JetBlue as part of the purchase agreement. Separately, prior to the sale of LiveTV, JetBlue had an agreement with ViaSat Inc. through 2020 relating to in-flight broadband connectivity technology on our aircraft. That agreement stipulated a $20 million minimum commitment for the connectivity service and a $25 million minimum commitment for the related hardware and software purchases. As part of the sale of LiveTV, these commitments to ViaSat Inc. were assigned to LiveTV and JetBlue entered into two new service agreements with LiveTV pursuant to which LiveTV will provide in-flight entertainment and connectivity services to JetBlue for a minimum of seven years.

Except for our pilots, our Crewmembers do not have third-party representation. In April 2014, JetBlue pilots elected to be solely represented by ALPA. The NMB certified ALPA as the representative body for JetBlue pilots and we plan to work with ALPA to reach our first collective bargaining agreement. We enter into individual employment agreements with each of our non-unionized FAA-licensed Crewmembers which include dispatchers, technicians and inspectors as well as air traffic controllers. Each employment agreement is for a term of 5 years and automatically renews for an additional five-year term unless either the Crewmember or we elect not to renew it by giving at least 90 days notice before the end of the relevant term. Pursuant to these agreements, these Crewmembers can only be terminated for cause. In the event of a downturn in our business that would require a reduction in work hours, we are obligated to pay these Crewmembers a guaranteed level of income and to continue their benefits if they do not obtain other aviation employment.

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
Under certain contracts, we indemnify specified parties against legal liability arising out of actions by other parties. The terms of these contracts range up to 25 years. Generally, we have liability insurance protecting ourselves for the obligations we have undertaken relative to these indemnities.
Upon the sale of LiveTV to Thales in June 2014, refer to Note 8 for more information, we transferred certain contingencies to Thales. These included product warranties and LiveTV indemnities against any claims which may of been brought against its customers. These indemnities related to allegations of patent, trademark, copyright or license infringement as a result of the use of the LiveTV system.
Under a certain number of our operating lease agreements we are required to restore certain property or equipment to its original form upon expiration of the related agreement. We have recorded the estimated fair value of these retirement obligations of approximately $6 million as of December 31, 2014. This liability may increase over time.
We are unable to estimate the potential amount of future payments under the foregoing indemnities and agreements.

Environmental Liability
Many aspects of airlines’ operations are subject to increasingly stringent federal, state, local, and foreign laws protecting the environment. Since the domestic airline industry is increasingly price sensitive we may not be able to recover the cost of compliance with new or more stringent environmental laws and regulations from our passengers which could adversely affect our business. Although it is not expected that the costs of complying with current environmental regulations will have a material adverse effect on our financial position, results of operations or cash flows, no assurance can be made that the costs of complying with environmental regulations in the future will not have such an effect. The impact to us and our industry from such actions is likely to be adverse and could be significant, particularly if regulators were to conclude that emissions from commercial aircraft cause significant harm to the upper atmosphere or have a greater impact on climate change than other industries.
In 2012, during performance of environmental testing, the presence of light non-aqueous phase petroleum liquid was discovered in certain subsurface monitoring wells on the property at JFK. Our lease with the PANYNJ provides that under certain circumstances we may be responsible for investigating, delineating, and remediating such subsurface contamination, even if we are not necessarily the party that caused its release. We engaged environmental consultants to assess the extent of the contamination and assist us in determining steps to remediate it. An estimate indicated costs of remediation could range from approximately $1 million up to $3 million. As of December 31, 2014, we had accrued $2 million for current estimates of remediation costs, which is included in current liabilities on our consolidated balance sheets. However, as with any environmental contamination, there is the possibility this contamination could be more extensive than estimated at this stage. We have a pollution insurance policy that protects us against these types of environmental liabilities, which we expect will mitigate most of our exposure in this matter.
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
Legal Matters
Occasionally we are involved in various claims, lawsuits, regulatory examinations, investigations and other legal matters arising, for the most part, in the ordinary course of business. The outcome of litigation and other legal matters is always uncertain. The Company believes it has valid defenses to the legal matters currently pending against it, is defending itself vigorously and has recorded accruals determined in accordance with U.S. GAAP, where appropriate. In making a determination regarding accruals, using available information, we evaluate the likelihood of an unfavorable outcome in legal or regulatory proceedings to which we are a party to and record a loss contingency when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. These subjective determinations are based on the status of such legal or regulatory proceedings, the merits of our defenses and consultation with legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from our current estimates. It is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to our consolidated results of operations, liquidity or financial condition.
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
Employment Agreement Dispute. In or around March 2010, attorneys representing a group of current and former pilots (the “Claimants”) filed a Request for Mediation with the American Arbitration Association (the "AAA") concerning a dispute over the interpretation of a provision of their individual JetBlue Airways Corporation Employment Agreement for Pilots (“Employment Agreement”).  In their Fourth Amended Arbitration Demand, dated June 8, 2012, the Claimants (972 pilots) alleged that JetBlue breached the base salary provision of the Employment Agreement and sought back pay and related damages for pay adjustments that occurred in each of 2002, 2007 and 2009. The Claimants also asserted that JetBlue had violated numerous New York state labor laws. In July 2012, in response to JetBlue's partial motion to dismiss, the Claimants withdrew the 2002 claims.  Following an arbitration hearing on the remaining claims, in May 2013, the arbitrator issued an interim decision on the contractual provisions of the Employment Agreement. The arbitrator determined that a 26.7% base pay rate increase provided to certain pilots during 2007 triggered the base salary provision of the Employment Agreement.  The 2009 claims and all New York state labor law claims were dismissed.  In early July 2014, the AAA issued the arbitrator's Final Award, awarding 318 of the 972 Claimants a total of approximately $4.4 million, including interest, from which applicable tax withholdings must be further deducted. In January 2015, the New York State Supreme Court justice confirmed the arbitrator's Final Award and denied Claimants' motion to vacate the award.

As the amount of damages awarded to the Claimants in the Final Award has been confirmed by the Court, we have accrued an amount that we believe is probable. Our estimate of reasonably possible losses in excess of the probable loss is not material. However, the outcome of any litigation is inherently uncertain and any final judgment may differ materially.
WestJet Complaint. In December 2013, WestJet, a customer of LiveTV, filed a complaint against LiveTV alleging breach of contract. WestJet has alleged $15 million in damages plus unspecified damages for removing the inflight entertainment systems from its aircraft. In January 2014, LiveTV filed a response to this Complaint and a series of Counterclaims. In its pleadings, LiveTV disputes the accuracy and validity of the WestJet claims and to the extent WestJet is able to establish any liability on the part of LiveTV, LiveTV contends that the as-yet unliquidated damages sought by LiveTV in its Counterclaims are likely to exceed any actual damages awarded to WestJet on its Complaint. We believe the Complaint to be without merit. At the present time it is not possible to assess the likelihood of loss. As part of the sale of LiveTV, JetBlue agreed to indemnify Thales for certain losses and retained certain rights to potential recovery received as a result of the Counterclaims asserted against WestJet, refer to Note 8 for additional information.
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
Litigation Recovery. During December 2014, JetBlue reached an agreement with respect to the settlement of a commercial dispute. JetBlue recorded a benefit of $7.5 million related to this matter.

Note 13—Financial Derivative Instruments and Risk Management
As part of our risk management techniques, we periodically purchase over the counter energy derivative instruments and enter into fixed forward price agreements, or FFPs, to manage our exposure to the effect of changes in the price of aircraft fuel. Prices for the underlying commodities have historically been highly correlated to aircraft fuel, making derivatives of them effective at providing short-term protection against volatility in average fuel prices. We also periodically enter into jet fuel basis swaps for the differential between heating oil and jet fuel to further limit the variability in fuel prices at various locations.
To manage the variability of the cash flows associated with our variable rate debt, we have also entered into interest rate swaps. We do not hold or issue any derivative financial instruments for trading purposes.
Aircraft fuel derivatives
We attempt to obtain cash flow hedge accounting treatment for each aircraft fuel derivative that we enter into. This treatment is provided for under the Derivatives and Hedging topic of the Codification. It allows for gains and losses on the effective portion of qualifying hedges to be deferred until the underlying planned jet fuel consumption occurs, rather than recognizing the gains and losses on these instruments into earnings during each period they are outstanding. The effective portion of realized aircraft fuel hedging derivative gains and losses is recognized in aircraft fuel expense in the period the underlying fuel is consumed.
Ineffectiveness can occur in certain circumstances, when the change in the total fair value of the derivative instrument differs from the change in the value of our expected future cash outlays for the purchase of aircraft fuel and is recognized immediately in interest income and other. Likewise, if a hedge does not qualify for hedge accounting, the periodic changes in its fair value are recognized in the period of the change in interest income and other. When aircraft fuel is consumed and the related derivative contract settles, any gain or loss previously recorded in other comprehensive income is recognized in aircraft fuel expense. All cash flows related to our fuel hedging derivatives are classified as operating cash flows.
Our current approach to fuel hedging is to enter into hedges on a discretionary basis without a specific target of hedge percentage needs. We view our hedge portfolio as a form of insurance to help mitigate the impact of price volatility and protect us against severe spikes in oil prices, when possible.
The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of December 31, 2014, related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

	Jet fuel swap agreements	Jet fuel collar agreements	Heating oil collar agreements	Total
First Quarter 2015	10%	10%	—%	20%
Second Quarter 2015	10%	10%	—%	20%
Third Quarter 2015	5%	—%	9%	14%
Fourth Quarter 2015	5%	—%	10%	15%
Starting in the second quarter of 2014, we entered into basis swap transactions that will settle in early 2015. These basis swaps have not been designated as cash flow hedges for accounting purposes and as a result are marked to market in earnings each period. As of December 31, 2014, the fair value recorded for these contracts was not material.
Interest rate swaps
The interest rate swap agreements we had outstanding as of December 31, 2014 effectively swap floating rate debt for fixed rate debt, taking advantage of lower borrowing rates in existence at the time of the hedge transaction as compared to the date our original debt instruments were executed. As of December 31, 2014, we had $35 million in notional debt outstanding related to these swaps, which cover certain interest payments through August 2016. The notional amount decreases over time to match scheduled repayments of the related debt. Refer to Note 2 for information on the debt outstanding related to these swap agreements.
All of our outstanding interest rate swap contracts qualify as cash flow hedges in accordance with the Derivatives and Hedging topic of the Codification. Since all of the critical terms of our swap agreements match the debt to which they pertain, there was no ineffectiveness relating to these interest rate swaps in 2014, 2013 or 2012, and all related unrealized losses were deferred in accumulated other comprehensive income. We recognized approximately $1 million, $8 million and $11 million in additional interest expense as the related interest payments were made during 2014, 2013 and 2012, respectively.
The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions).

	As of December 31,
	2014	2013
Fuel derivatives
Asset fair value recorded in prepaid expenses and other (1)	$—	$6
Liability fair value recorded in other accrued liabilities (1)	102	—
Longest remaining term (months)	12	12
Hedged volume (barrels, in thousands)	2,808	1,320
Estimated amount of existing gains (losses) expected to be reclassified into earnings in the next 12 months	(102)	3
Interest rate derivatives
Liability fair value recorded in other long term liabilities (2)	1	3
Estimated amount of existing losses expected to be reclassified into earnings in the next 12 months	(1)	(2)

	2014	2013	2012
Fuel derivatives
Hedge effectiveness gains (losses) recognized in aircraft fuel expense	$(30)	$(10)	$10
Gains (losses) on derivatives not qualifying for hedge accounting recognized in other expense	2	—	(3)
Hedge gains (losses) on derivatives recognized in comprehensive income	(134)	(6)	14
Percentage of actual consumption economically hedged	20%	21%	30%
Interest rate derivatives
Hedge losses on derivatives recognized in interest expense	(1)	(8)	(11)
Hedge gains (losses) on derivatives recognized in comprehensive income	—	1	(3)

(1)	Gross asset or liability of each contract prior to consideration of offsetting positions with each counterparty and prior to impact of collateral paid.

(2)	Gross liability prior to impact of collateral posted.
Any outstanding derivative instrument exposes us to credit loss in connection with our fuel contracts in the event of nonperformance by the counterparties to the agreements, but we do not expect any of our seven counterparties will fail to meet their obligations. The amount of such credit exposure is generally the fair value of our outstanding contracts for which we are in a liability position. To manage credit risks we select counterparties based on credit assessments, limit our overall exposure to any single counterparty and monitor the market position with each counterparty. Some of our agreements require cash deposits from either counterparty if market risk exposure exceeds a specified threshold amount.
We have master netting arrangements with our counterparties allowing us the right of offset to mitigate credit risk in derivative transactions. The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts. Our policy is to offset the liabilities represented by these contracts with any cash collateral paid to the counterparties. We had $51 million of collateral posted related to our outstanding fuel hedge contracts at December 31, 2014 which offset the hedge liability in other current liabilities, compared to no collateral as of December 31, 2013. We had $1 million and $3 million posted in collateral related to our interest rate derivatives which offset the hedge liability in other current liabilities at December 31, 2014 and 2013, respectively.
The impact of offsetting derivative instruments is depicted below (dollar amounts in millions):

	Gross Amount of Recognized		Gross Amount of Cash Collateral	Net Amount Presented in Balance Sheet
	Assets	Liabilities	Offset	Assets	Liabilities
As of December 31, 2014
Fuel derivatives	$—	$102	$51	$—	$51
Interest rate derivatives	—	1	1	—	—

As of December 31, 2013
Fuel derivatives	$6	$—	$—	$6	$—
Interest rate derivatives	—	3	3	—	—

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

The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy, as described in Note 1 (in millions):

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$153	$—	$—	$153
Available-for-sale investment securities	—	125	—	125
Aircraft fuel derivatives	—	—	—	—
	$153	$125	$—	$278
Liabilities
Aircraft fuel derivatives	—	102	—	102
Interest rate swap	—	1	—	1
	$—	$103	$—	$103

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$51	$—	$—	$51
Available-for-sale investment securities	—	188	—	188
Aircraft fuel derivatives	$—	$6	$—	$6
	$51	$194	$—	$245
Liabilities
Aircraft fuel derivatives	$—	$—	$—	$—
Interest rate swap	—	3	—	3
	$—	$3	$—	$3

The carrying values of all other financial instruments approximated their fair values at December 31, 2014 and 2013. Refer to Note 2 for fair value information related to our outstanding debt obligations as of December 31, 2014 and 2013.
Cash equivalents
Our cash equivalents include money market securities and commercial papers which are readily convertible into cash with maturities of three months or less when purchased. All of these instruments are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.
Available-for-sale investment securities
Included in our available-for-sale investment securities are time deposits with original maturities greater than three months but less than one year. The fair values of these instruments are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. We did not record any material gains or losses on these securities during the year ended December 31, 2014 or 2013.
Aircraft fuel derivatives
Our aircraft fuel derivatives include swaps, caps, collars, and basis swaps which are not traded on public exchanges. Their fair values are determined using a market approach based on inputs that are readily available from public markets for commodities and energy trading activities; therefore, they are classified as Level 2 inputs. The data inputs are combined into quantitative models and processes to generate forward curves and volatilities related to the specific terms of the underlying hedge contracts.
Interest rate swaps
The fair values of our interest rate swaps are based on inputs received from the related counterparty, which are based on observable inputs for active swap indications in quoted markets for similar terms. Their fair values are determined using a market approach based on inputs that are readily available from public markets; therefore, they are classified as Level 2 inputs.

Note 15—Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting. A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the years ended December 31, 2014, 2013 and 2012 is as follows (in millions):

	Aircraft Fuel Derivatives (1)	Interest Rate Swaps (2)	Total
Beginning accumulated losses at December 31, 2011	$(3)	$(12)	$(15)
Reclassifications into earnings (net of $0 of taxes)	(6)	7	1
Change in fair value (net of $5 of taxes)	8	(2)	6
Balance of accumulated losses at December 31, 2012	(1)	(7)	(8)
Reclassifications into earnings (net of $7 of taxes)	6	5	11
Change in fair value (net of $(2) of taxes)	(4)	1	(3)
Balance of accumulated income (losses), at December 31, 2013	1	(1)	—
Reclassifications into earnings (net of $12 of taxes)	18	1	19
Change in fair value (net of $(52) of taxes)	(82)	—	(82)
Balance of accumulated losses, at December 31, 2014	$(63)	$—	$(63)

(1) Reclassified to aircraft fuel expense
(2) Reclassified to interest expense

Note 16—Geographic Information
Under the Segment Reporting topic of the Codification, disclosures are required for operating segments that are regularly reviewed by chief operating decision makers. Air transportation services accounted for substantially all the Company’s operations in 2014, 2013 and 2012.
Operating revenues are allocated to geographic regions, as defined by the DOT, based upon the origination and destination of each flight segment. We currently serve 26 locations in the Caribbean and Latin American region, or Latin America as defined by the DOT. However, our management includes our three destinations in Puerto Rico and two destinations in the U.S. Virgin Islands in our Caribbean and Latin America allocation of revenues. Therefore, we have reflected these locations within the Caribbean and Latin America region in the table below. Operating revenues by geographic regions for the years ended December 31 are summarized below (in millions):

	2014	2013	2012
Domestic	$4,093	$3,886	$3,666
Caribbean & Latin America	1,724	1,555	1,316
Total	$5,817	$5,441	$4,982

Our tangible assets primarily consist of our fleet of aircraft, which is deployed system wide, with no individual aircraft dedicated to any specific route or region; therefore our assets do not require any allocation to a geographic area.

Note 17—Quarterly Financial Data (Unaudited)
Quarterly results of operations for the years ended December 31 are summarized below (in millions, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014 (1)
Operating revenues	$1,349	$1,493	$1,529	$1,446
Operating income	41	141	164	169
Net income	4	230	79	88
Basic earnings per share	$0.01	$0.79	$0.27	$0.29
Diluted earnings per share	$0.01	$0.68	$0.24	$0.26

2013 (2)
Operating revenues	$1,299	$1,335	$1,442	$1,365
Operating income	59	102	152	115
Net income	14	36	71	47
Basic earnings per share	$0.05	$0.13	$0.25	$0.16
Diluted earnings per share	$0.05	$0.11	$0.21	$0.14

(1) During the first quarter of 2014, severe winter weather led to the cancellation of approximately 4,100 flights which resulted in reduced revenue by an estimated $50 million and reduced operating income by approximately $35 million. During the second quarter of 2014, we had a gain of $242 million on the sale of LiveTV business.
(2) During the first quarter of 2013, we had a gain of $7 million on the sale of the Airfone business by LiveTV. During the fourth quarter of 2013, we recorded gains of approximately $2 million on the sale of three spare aircraft engines in other operating expenses, as well as losses of approximately $3 million in interest income and other on the early extinguishment of debt.
The sum of the quarterly earnings per share amounts does not equal the annual amount reported since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average common shares outstanding and other dilutive potential common shares.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
JetBlue Airways Corporation

We have audited the accompanying consolidated balance sheets of JetBlue Airways Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JetBlue Airways Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), JetBlue Airways Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 12, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
JetBlue Airways Corporation

We have audited JetBlue Airways Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). JetBlue Airways Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, JetBlue Airways Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of JetBlue Airways Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2014 of JetBlue Airways Corporation and our report dated February 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 12, 2015

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure.  Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2014.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act).  Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.
Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2014. Ernst & Young LLP has issued their report which is included elsewhere herein.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2014, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
On February 12, 2015, the Company and Mr. Hayes executed an employment agreement for Mr. Hayes as Chief Executive Officer and President of the Company. The agreement commences on February 16, 2015, when Mr. Hayes becomes the Company’s CEO and President.  The term is a three year term, with a renewal option for a second three year term, at the discretion of the Board.  Mr. Hayes will be paid an annual salary at the rate of $550,000, subject to adjustment periodically thereafter at the discretion of the Board.  He will be paid an annual incentive bonus as provided by the Company to its senior executives, currently at a target of 100% of the base salary, subject to the review and approval of the Board of Directors in its discretion. Mr. Hayes will also be eligible to receive an annual award of restricted stock units and an annual award of performance stock units, both pursuant to the Company’s 2011 Incentive Compensation Plan and related award agreement.  The agreement provides for health, welfare and flight benefits as provided to other senior executive officers of the Company.  The agreement provides for termination for cause, and for severance should Mr. Hayes be terminated during the term without cause.  The agreement provides for customary confidentiality, non-competition, non-solicitation and non-disparagement provisions.

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
Information relating to executive officers is set forth in Part I of this report following Item 4 under “Executive Officers of the Registrant”. The other information required by this Item will be included in and is incorporated herein by reference from our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be held on May 21, 2015 to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our 2014 fiscal year, or our Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in and is incorporated herein by reference from our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The table below provides information relating to our equity compensation plans, including individual compensation arrangements, under which our common stock is authorized for issuance as of December 31, 2014, as adjusted for stock splits:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	10,510,327	$10.12	10,372,427
Equity compensation plans not approved by security holders	—	—	—
Total	10,510,327	$10.12	10,372,427
Refer to Note 7 to our consolidated financial statements for further information regarding the material features of the above plans.
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
Consolidated Balance Sheets — December 31, 2014 and December 31, 2013
Consolidated Statements of Operations — For the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income — For the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows — For the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Stockholders’ Equity — For the years ended December 31, 2014, 2013 and 2012
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

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	February 12, 2015	By:	/s/ Alexander Chatkewitz
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

Signature	Capacity	Date

/S/ DAVID BARGER David Barger	Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2015

/S/ MARK D. POWERS Mark D. Powers	Chief Financial Officer (Principal Financial Officer)	February 12, 2015

/S/ ALEXANDER CHATKEWITZ Alexander Chatkewitz	Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 12, 2015

/S/ JENS BISCHOF Jens Bischof *	Director	February 12, 2015

/S/ PETER BONEPARTH Peter Boneparth *	Director	February 12, 2015

/S/ DAVID CHECKETTS David Checketts *	Director	February 12, 2015

/S/ VIRGINIA GAMBALE Virginia Gambale *	Director	February 12, 2015

/S/ STEPHAN GEMKOW Stephan Gemkow *	Director	February 12, 2015

/S/ ELLEN JEWETT Ellen Jewett *	Director	February 12, 2015

/S/ STANLEY MCCHRYSTAL Stanley McChrystal *	Director	February 12, 2015

/S/ JOEL PETERSON Joel Peterson *	Director	February 12, 2015

/S/ ANN RHOADES Ann Rhoades *	Director	February 12, 2015

/S/ FRANK SICA Frank Sica *	Director	February 12, 2015

/S/ THOMAS WINKELMANN Thomas Winkelmann *	Director	February 12, 2015

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

2.1(a)
Purchase agreement between JetBlue Airways Corporation and Thales Avionics, Inc., dated as of March 13, 2014—incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

2.1(b)
Amended and Restated Purchase Agreement between JetBlue Airways Corporation and Thales Holding Corporation, dated June 10, 2014.—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

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

10.3(ac)***	Side letter No. 38 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated October 2, 2013.

10.3(ad)***	Amendment No.1 to the V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated December 15, 2014.

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

10.17(s)**
Amendment No. 19 to Purchase Agreement DCT-025/2003, dated as of October 1, 2013 between Embraer S.A. (formerly known as Embraer - Empresa Brasileira de Aeronautica S.A.) and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.17(s) to our Annual Report on Form 10-K for the year ended December 31, 2013.

10.17(t)**
Amendment No. 20 to Purchase Agreement DCT-025/2003, dated as of October 24, 2013 between Embraer S.A. (formerly known as Embraer - Empresa Brasileira de Aeronáutica S.A.) and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.17(t) to our Annual Report on Form 10-K for the year ended December 31, 2013.

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

10.18(j)**
Amendment No. 10 to Letter Agreement DCT - 026/2003, dated as of November 18, 2010, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.18(j) to our Annual Report on Form 10-K for the year ended December 31, 2013.

10.18(k)**
Amendment No. 11 to Letter Agreement DCT-026/2003, dated as of October 24, 2013 between Embraer - Empresa Brasileira de Aeronáutica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.18(k) to our Annual Report on Form 10-K for the year ended December 31, 2013.

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

10.22*	JetBlue Airways Corporation Executive Change in Control Severance Plan, dated as of June 28, 2007—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated June 28, 2007.

10.22(a)*	JetBlue Airways Corporation Severance Plan, dated May 22, 2014 - incorporated by reference to Exhibit 10.3 to our Current Report on Form 10-Q for the quarter ended June 30, 2014.

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

10.23(c)*
Amendment no. 3 to Employment Agreement, dated December [13], 2013, between JetBlue Airways Corporation and David Barger—incorporated by reference to Exhibit 10.23(c) to our Annual Report on Form 10-K for the year ended December 31, 2013.

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

10.31(d)*
JetBlue Airways Corporation 2011 Incentive Compensation Plan forms of amended award agreement—incorporated by reference to Exhibit 10.31(d) to our Annual Report on Form 10-K for the year ended December 31, 2013.

10.31(e)*	Form of Performance Share Unit Award Agreement as amended - incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

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

10.33(b)**
Amendment No. 1 to Airbus A320 Family Purchase Agreement, dated as of October 25, 2013, between Airbus S.A.S. and JetBlue Airways Corporation, including Amended and Restated Letter Agreements 1, 2, 3 and 6, each dated as of the same date—incorporated by reference to Exhibit 10.33(b) to our Annual Report on Form 10-K for the year ended December 31, 2013.

10.33(c)
Amendment No. 2 to Airbus A320 Family Purchase Agreement, dated as of November 19, 2014, between Airbus S.A.S. and JetBlue Airways Corporation, including Amended and Restated Letter Agreements 1 and 3, each dated as of the same date.

10.35*	JetBlue Airways Corporation 2011 Crewmember Stock Purchase Plan - incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K for the year ended December 31, 2011.

10.35(a)*	Amended and Restated JetBlue Airways Corporation 2011 Crewmember Stock Purchase Plan.

10.36
Credit and Guarantee Agreement dated as of April 23, 2013 among JetBlue Airways Corporation, as Borrower, The Subsidiaries of the Borrower Party Hereto, as Guarantors, The Lenders Party Hereto, and Citibank, N.A., as Administrative Agent-incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

10.36(a)
First Amendment to the Credit and Guaranty Agreement, dated as of November 3, 2014, among JetBlue Airways Corporation, as Borrower, the subsidiaries of JetBlue party thereto from time to time, as guarantors, the lenders party thereto from time to time and Citibank, N.A., as administrative agent.

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

10.38(a)***	Amendment No. 1 to Engine Services Agreement between JetBlue Airways Corporation and GE Engine Services, LLC, dated as of December 23, 2014.

10.39*	JetBlue Airways Corporation Retirement Plan, amended and restated effective as of January 1, 2014.

10.40
JetBlue Airways Corporation Separation and General Release Agreement between JetBlue Airways Corporation and Robert Maruster, dated June 3, 2014, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

10.41*	Employment Agreement, dated February 12, 2015, between JetBlue Airways Corporation and Robin Hayes.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries.

23	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications, furnished herewith.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
JetBlue Airways Corporation

We have audited the consolidated financial statements of JetBlue Airways Corporation as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, and have issued our report thereon dated February 12, 2015 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(2) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York
February 12, 2015

JETBLUE AIRWAYS CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
Description	Balance at beginning of period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at end of period
Year Ended December 31, 2014
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$5,795	$2,949	$—	$3,014	(1)	$5,730
Allowance for obsolete inventory parts	6,355	1,719	—	—	(3)	8,074
Valuation allowance for deferred tax assets	20,149	—	—	19,752	(2)	397
Year Ended December 31, 2013
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$6,593	$3,618	$—	$4,416	(1)	$5,795
Allowance for obsolete inventory parts	5,046	1,309	—	—	(3)	6,355
Valuation allowance for deferred tax assets	20,268	—	—	119	(2)	20,149
Year Ended December 31, 2012
Allowances deducted from asset accounts:
Allowance for doubtful accounts	$7,586	$5,472	$—	$6,465	(1)	$6,593
Allowance for obsolete inventory parts	3,886	1,250	—	90	(3)	5,046
Valuation allowance for deferred tax assets	20,872	—	—	604	(2)	20,268

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Attributable to recognition and write-off of deferred tax assets.

(3)	Inventory scrapped.

S-2