Form 10-Q
period 2015-03-31
JETBLUE AIRWAYS CORP
filed 2015-04-30
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐           No ☑
As of March 31, 2015, there were 313,263,657 shares outstanding of the registrant’s common stock, par value $.01.

JetBlue Airways Corporation
FORM 10-Q
INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets - March 31, 2015 and December 31, 2014	3
Consolidated Statements of Operations - Three Months Ended March 31, 2015 and 2014	5
Consolidated Statements of Comprehensive Income - Three Months Ended March 31, 2015 and 2014	6
Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2015 and 2014	7
Notes to Condensed Consolidated Financial Statements	8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 5. Other Information	32
Item 6. Exhibits	32
EX-12.1
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except share and per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$599	$341
Investment securities	399	367
Receivables, less allowance (2015-$6; 2014-$6)	155	136
Prepaid expenses and other	358	356
Total current assets	1,511	1,200
PROPERTY AND EQUIPMENT
Flight equipment	6,360	6,233
Predelivery deposits for flight equipment	205	207
	6,565	6,440
Less accumulated depreciation	1,406	1,354
	5,159	5,086
Other property and equipment	848	816
Less accumulated depreciation	263	252
	585	564
Assets constructed for others	561	561
Less accumulated depreciation	144	139
	417	422
Total property and equipment	6,161	6,072
OTHER ASSETS
Investment securities	98	60
Restricted cash	62	61
Other	472	446
Total other assets	632	567
TOTAL ASSETS	$8,304	$7,839

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except share and per share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$248	$208
Air traffic liability	1,139	973
Accrued salaries, wages and benefits	210	203
Other accrued liabilities	342	287
Current maturities of long-term debt and capital leases	264	265
Total current liabilities	2,203	1,936

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	1,917	1,968

CONSTRUCTION OBLIGATION	484	487

DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	897	832
Other	94	87
	991	919
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900,000,000 shares authorized, 373,031,324 and 368,883,960 shares issued and 313,263,657 and 309,871,309 shares outstanding at March 31, 2015 and December 31, 2014, respectively	4	4
Treasury stock, at cost; 59,767,667 and 59,012,651 shares at March 31, 2015 and December 31, 2014, respectively	(138)	(125)
Additional paid-in capital	1,754	1,711
Retained earnings	1,139	1,002
Accumulated other comprehensive loss	(50)	(63)
Total stockholders’ equity	2,709	2,529
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,304	$7,839

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended March 31,
	2015	2014
OPERATING REVENUES
Passenger	$1,408	$1,230
Other	115	119
Total operating revenues	1,523	1,349
OPERATING EXPENSES
Aircraft fuel and related taxes	335	464
Salaries, wages and benefits	375	329
Landing fees and other rents	83	77
Depreciation and amortization	87	78
Aircraft rent	31	31
Sales and marketing	60	54
Maintenance materials and repairs	113	94
Other operating expenses	186	181
Total operating expenses	1,270	1,308

OPERATING INCOME	253	41

OTHER INCOME (EXPENSE)
Interest expense	(34)	(37)
Capitalized interest	2	3
Interest income (expense) and other	1	(1)
Total other income (expense)	(31)	(35)

INCOME BEFORE INCOME TAXES	222	6

Income tax expense	85	2

NET INCOME	$137	$4

EARNINGS PER COMMON SHARE:
Basic	$0.44	$0.01
Diluted	$0.40	$0.01

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended March 31,
	2015	2014
NET INCOME	$137	$4
Changes in fair value of derivative instruments, net of reclassifications into earnings (net of $8 and $(1) of taxes in 2015 and 2014, respectively)	13	(2)
Total other comprehensive income (loss)	13	(2)
COMPREHENSIVE INCOME	$150	$2

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in millions)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$137	$4
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	62	2
Depreciation	67	68
Amortization	20	14
Stock-based compensation	5	7
Gain on sale of assets	(9)	—
Collateral returned for derivative instruments	20	—
Changes in certain operating assets and liabilities	224	213
Other, net	2	14
Net cash provided by operating activities	528	322
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(148)	(158)
Predelivery deposits for flight equipment	(20)	(32)
Purchase of held-to-maturity investments	(129)	(66)
Proceeds from the maturities of held-to-maturity investments	94	104
Purchase of available-for-sale securities	(55)	(200)
Proceeds from the sale of available-for-sale securities	20	308
Other, net	1	(2)
Net cash used in investing activities	(237)	(46)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	30	—
Issuance of long-term debt	—	248
Repayment of long-term debt and capital lease obligations	(55)	(237)
Other, net	(8)	(11)
Net cash used in financing activities	(33)	—
INCREASE IN CASH AND CASH EQUIVALENTS	258	276
Cash and cash equivalents at beginning of period	341	225
Cash and cash equivalents at end of period	$599	$501

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2015

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
JetBlue predominately provides air transportation services across the United States, the Caribbean and Latin America. Our condensed consolidated financial statements include the accounts of JetBlue Airways Corporation, or JetBlue, and our subsidiaries which are collectively referred to as “we” or the “Company”. All majority-owned subsidiaries are consolidated on a line by line basis, with all intercompany transactions and balances having been eliminated. In June 2014, LiveTV, LLC (and LTV Global, Inc, and LiveTV International, Inc., subsidiaries of LiveTV, LLC) were sold to Thales Holding Corporation, or Thales, and ceased to be subsidiaries of JetBlue. In September 2014, LiveTV Satellite Communications, LLC was sold to Thales and ceased to be a subsidiary of JetBlue. Following the close of the sales on June 10, 2014 and September 25, 2014, the transferred LiveTV operations are no longer presented in our condensed consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with our 2014 audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, or our 2014 Form 10-K.
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
Held-to-maturity investment securities. The contractual maturities of the corporate bonds we held as of March 31, 2015 were not greater than 24 months. We did not record any significant gains or losses on these securities during the three months ended March 31, 2015 or 2014. The estimated fair value of these investments approximated their carrying value as of March 31, 2015 and December 31, 2014, respectively.
The carrying values of investment securities consisted of the following at March 31, 2015 and December 31, 2014 (in millions):

	March 31, 2015	December 31, 2014
	(unaudited)
Available-for-sale securities
Time deposits	$125	$125
Commercial paper	35	—
	160	125
Held-to-maturity securities
Time deposits	$48	$48
Corporate bonds	289	254
	337	302

Total	$497	$427

New Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-15, Presentation of Financial Statements - Going Concern, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern topic of the FASB Accounting Standards Codification. This standard provides specific guidance that requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. This amendment is effective for the annual period ending after December 15, 2016 and for annual periods and interim periods thereafter; early adoption is permitted. The impact of this standard on our disclosures will be dependent on our financial condition at the time of adoption.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers topic of the Codification, which supersedes existing revenue recognition guidance. Under the new standard, a company will recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. The standard, as originally written, is effective for public companies for annual periods beginning after December 15, 2016, and allows for either full retrospective or modified retrospective adoption. Early adoption is not permitted. While we are still evaluating the full impact of adopting this standard on our condensed consolidated financial statements and disclosures, we have determined that it will impact our loyalty program accounting. The new standard will no longer allow us to use the incremental cost method when recording the financial impact of TrueBlue points earned on JetBlue purchases and will require us to re-value our liability with a relative fair value approach. During April 2015, the FASB proposed certain modifications to the originally written guidance including a deferral of the effective date for one year and allowing early adoption for annual periods beginning after December 15, 2016. These proposed changes are still subject to final FASB approval.

NOTE 2 — SHARE-BASED COMPENSATION
During the three months ended March 31, 2015, 1.8 million restricted stock units vested and 0.9 million restricted stock units were granted under our 2011 Incentive Compensation Plan. In addition, 2.4 million stock options were exercised under our 2002 Stock Incentive Plan during the three months ended March 31, 2015. We have not granted any stock options since 2008 and all previously granted stock options were fully expensed in 2012.

NOTE 3 — LONG TERM DEBT, SHORT TERM BORROWINGS, AND CAPITAL LEASE OBLIGATIONS
During the three months ended March 31, 2015, we made scheduled principal payments of $55 million on our outstanding long-term debt and capital lease obligations.
Aircraft, engines, other equipment and facilities with a net book value of $3.20 billion at March 31, 2015 have been pledged as security under various loan agreements. As of March 31, 2015, we owned, free of encumbrance, 34 Airbus A320 aircraft, seven Airbus A321 aircraft and 33 spare engines. At March 31, 2015, the weighted average interest rate of all of our long-term debt and capital lease obligations was 4.7% and scheduled maturities were $213 million for the remainder of 2015, $464 million in 2016, $216 million in 2017, $227 million in 2018, $227 million in 2019 and $834 million thereafter.

The carrying amounts and estimated fair values of our long-term debt at March 31, 2015 and December 31, 2014 were as follows (in millions):

	March 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(unaudited)	(unaudited)
Public Debt
Floating rate enhanced equipment notes:
Class G-1, due 2016	$34	$33	$35	$35
Class G-2, due 2016	185	182	185	180
Fixed rate special facility bonds, due through 2036	77	78	77	78
6.75% convertible debentures due in 2039	86	340	86	283
5.5% convertible debentures due in 2038	68	292	68	241

Non-Public Debt
Fixed rate enhanced equipment notes, due through 2023	$207	$219	$217	$224
Floating rate equipment notes, due through 2025	269	273	276	277
Fixed rate equipment notes, due through 2026	1,090	1,203	1,119	1,211

Total*	$2,016	$2,620	$2,063	$2,529

*Total excludes capital lease obligations of $165 million for March 31, 2015 and $170 million for December 31, 2014.

The estimated fair values of our publicly held long-term debt are classified as Level 2 in the fair value hierarchy. The fair values of our enhanced equipment notes and our special facility bonds were based on quoted market prices in markets with low trading volumes. The fair value of our convertible debentures were based on other observable market inputs since they are not actively traded. The fair value of our non-public debt was estimated using a discounted cash flow analysis based on our borrowing rates for instruments with similar terms and therefore classified as Level 3 in the fair value hierarchy. The fair values of our other financial instruments approximate their carrying values. Refer to Note 9 for an explanation of the fair value hierarchy structure.
We have financed certain aircraft with Enhanced Equipment Trust Certificates (EETCs) as one of the benefits is being able to finance several aircraft at one time, rather than individually. The structure of EETC financing is that we create pass-through trusts in order to issue pass-through certificates. The proceeds from the issuance of these certificates are then used to purchase equipment notes which are issued by us and are secured by our aircraft. These trusts meet the definition of a variable interest entity, or VIE, as defined in the Consolidations topic of the FASB Codification, and must be considered for consolidation in our condensed consolidated financial statements. Our assessment of our EETCs considers both quantitative and qualitative factors including the purpose for which these trusts were established and the nature of the risks in each. The main purpose of the trust structure is to enhance the credit worthiness of our debt obligation through certain bankruptcy protection provisions, liquidity facilities and lower our total borrowing cost. We concluded that we are not the primary beneficiary in these trusts because our involvement in them is limited to principal and interest payments on the related notes, the trusts were not set up to pass along variability created by credit risk to us and the likelihood of our defaulting on the notes. Therefore, we have not consolidated these trusts in our condensed consolidated financial statements.

NOTE 4 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting. A rollforward of the amounts included in the accumulated other comprehensive income (loss), net of taxes for the three months ended March 31, 2015 and March 31, 2014 are as follows (in millions, unaudited):

	Aircraft Fuel Derivatives (1)	Interest Rate Swaps (2)	Total
Beginning accumulated losses at December 31, 2014	$(63)	$—	$(63)
Reclassifications into earnings (net of $13 of taxes)	22	—	22
Change in fair value (net of $(5) of taxes)	(9)	—	(9)
Ending accumulated losses at March 31, 2015	$(50)	$—	$(50)

	Aircraft Fuel Derivatives (1)	Interest Rate Swaps (2)	Total
Beginning accumulated income (losses) at December 31, 2013	$1	$(1)	$—
Reclassifications into earnings (net of $0 of taxes)	1	—	1
Change in fair value (net of $(1) of taxes)	(3)	—	(3)
Ending accumulated losses at March 31, 2014	$(1)	$(1)	$(2)
__________________________
(1) Reclassified to aircraft fuel expense
(2) Reclassified to interest expense

NOTE 5 — EARNINGS PER SHARE
The following table shows how we computed basic and diluted earnings per common share (in millions, unaudited):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income	$137	$4
Effect of dilutive securities:
Interest on convertible debt, net of income taxes and profit sharing	1	—
Net income applicable to common stockholders after assumed conversions for diluted earnings per share	$138	$4

Denominator:
Weighted average shares outstanding for basic earnings per share	310.2	294.8
Effect of dilutive securities:
Employee stock options and restricted stock units	3.2	2.4
Convertible debt	32.8	—
Adjusted weighted average shares outstanding and assumed conversions for diluted earnings per share	346.2	297.2

	Three Months Ended March 31,
	2015	2014
Shares excluded from EPS calculation (in millions):
Shares issuable upon conversion of our convertible debt as assumed conversion would be antidilutive	—	48.4
Shares issuable upon exercise of outstanding stock options or vesting of restricted stock units as assumed exercise would be antidilutive	—	11.9
As of March 31, 2015, a total of approximately 1.4 million shares of our common stock, which were lent to our share borrower pursuant to the terms of our share lending agreement as described more fully in Note 2 to our 2014 Form 10-K, were issued and outstanding for corporate law purposes. Holders of the borrowed shares have all the rights of a holder of our common stock. However, because the share borrower must return all borrowed shares to us (or identical shares or, in certain circumstances of default by the counterparty, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings per share. The fair value of similar common shares not subject to our share lending arrangement based upon our closing stock price at March 31, 2015, was approximately $27 million.

NOTE 6 — EMPLOYEE RETIREMENT PLAN
We sponsor a retirement savings 401(k) defined contribution plan, or the Plan, covering all of our employees where we match employee contributions of up to 5% of eligible wages. Our non-management employees receive a discretionary contribution of 5% of eligible wages, which we refer to as Retirement Plus. They are also eligible to receive profit sharing, calculated as 15% of adjusted pre-tax income, reduced by the Retirement Plus contributions and special items. Certain Federal Aviation Administration, or FAA-licensed employees, receive an additional contribution of 3% of eligible compensation, which we refer to as Retirement Advantage. Total 401(k) company match, Retirement Plus, profit sharing, and Retirement Advantage expensed for the three months ended March 31, 2015 and 2014 was $53 million and $24 million, respectively.

NOTE 7 — COMMITMENTS AND CONTINGENCIES
As of March 31, 2015, our firm aircraft orders consisted of 31 Airbus A321 aircraft, 25 Airbus A320 new engine option (A320neo) aircraft, 45 Airbus A321neo aircraft, 24 EMBRAER 190 aircraft and 10 spare engines scheduled for delivery through 2023. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $500 million for the remainder of 2015, $540 million in 2016, $585 million in 2017, $510 million in 2018, $935 million in 2019 and $3.5 billion thereafter. We are scheduled to receive ten new Airbus A321 aircraft during the remainder of 2015.
As part of the sale of LiveTV, refer to Note 10, a $3 million liability relating to Airfone was assigned to JetBlue under the purchase agreement. Separately, prior to the sale of LiveTV, JetBlue had an agreement with ViaSat Inc. through 2020 relating to in-flight broadband connectivity technology on our aircraft. That agreement stipulated a $20 million minimum commitment for the connectivity service and a $25 million minimum commitment for the related hardware and software purchases. As part of the sale of LiveTV these commitments to ViaSat Inc. were assigned to LiveTV and JetBlue entered into two new service agreements with LiveTV pursuant to which LiveTV will provide in-flight entertainment and connectivity services to JetBlue for a minimum of seven years.
As of March 31, 2015, we have approximately $33 million in assets serving as collateral for letters of credit relating to a certain number of our leases. These are included in restricted cash and expire at the end of the related lease terms. Additionally, we had approximately $26 million pledged related to our workers compensation insurance policies and other business partner agreements which will expire according to the terms of the related policies or agreements.
Environmental Liability
In 2012, during performance of required environmental testing, the presence of light non-aqueous phase petroleum liquid was discovered in certain subsurface monitoring wells on the property at John F. Kennedy International Airport (JFK). Our lease with the Port Authority of New York and New Jersey, or PANYNJ, provides that under certain circumstances we may be responsible for investigating, delineating, and remediating such subsurface contamination, even if we are not necessarily the party that caused its release. We engaged environmental consultants to assess the extent of the contamination and to assist us in determining steps to remediate it. A preliminary estimate indicated costs of remediation could range from approximately $1 million up to $3 million. As of March 31, 2015, we have accrued $2 million for current estimates of remediation costs, which is included in current liabilities on our condensed consolidated balance sheets. However, as with any environmental contamination, there is the possibility this contamination could be more extensive than estimated at this stage. We have a pollution insurance policy that protects us against these types of environmental liabilities, which we expect will mitigate some of our exposure in this matter.
Based upon information currently known to us, we do not expect this environmental proceeding to have a material adverse effect on our condensed consolidated balance sheets, results of operations, or cash flows. However, it is not possible to predict with certainty the impact of future environmental compliance requirements or the costs of resolving this matter, in part because the scope of the remediation that may be required is not certain and environmental laws and regulations are subject to modification and changes in interpretation.
Legal Matters
Occasionally, we are involved in various claims, lawsuits, regulatory examinations, investigations and other legal matters arising, for the most part, in the ordinary course of business. The outcome of litigation and other legal and regulatory matters is always uncertain. The Company believes it has valid defenses to the legal or regulatory matters currently pending against it, is defending itself vigorously and has recorded accruals determined in accordance with U.S. GAAP, where appropriate. In making a determination regarding accruals, using available information, we evaluate the likelihood of an unfavorable outcome in legal and regulatory proceedings to which we are a party and record a loss contingency when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. These subjective determinations are based on the status of such legal or regulatory proceedings, the merits of our defenses and consultation with legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from our current estimates. While it is possible that resolution of one or more of the matters currently pending or threatened could result in losses material to our consolidated results of operations, liquidity or financial condition to date, none of these types of litigation matters, most of which are typically covered by insurance, has had a material impact on our operations or financial condition. We have insured and continue to insure against most of these types of claims. A judgment on any claim not covered by, or in excess of, our insurance coverage could materially adversely affect our financial condition or results of operations.

Employment Agreement Dispute. In or around March 2010, attorneys representing a group of current and former pilots (the “Claimants”) filed a Request for Mediation with the American Arbitration Association (the “AAA”) concerning a dispute over the interpretation of a provision of their individual JetBlue Airways Corporation Employment Agreement for Pilots (“Employment Agreement”).  In their Fourth Amended Arbitration Demand, dated June 8, 2012, the Claimants (972 pilots) alleged that JetBlue breached the base salary provision of the Employment Agreement and sought back pay and related damages for pay adjustments that occurred in each of 2002, 2007 and 2009. The Claimants also asserted that JetBlue had violated numerous New York state labor laws. In July 2012, in response to JetBlue's partial motion to dismiss, the Claimants withdrew the 2002 claims. Following an arbitration hearing on the remaining claims, in May 2013, the arbitrator issued an interim decision on the contractual provisions of the Employment Agreement. The arbitrator determined that a 26.7% base pay rate increase provided to certain pilots during 2007 triggered the base salary provision of the Employment Agreement.  The 2009 claims and all New York state labor law claims were dismissed.  In early July 2014, the AAA issued the arbitrator’s Final Award, awarding 318 of the 972 Claimants a total of approximately $4.4 million, including interest, from which applicable tax withholdings must be further deducted. In January 2015, the New York State Supreme Court confirmed the arbitrator's Final Award and denied the Claimants' motion to vacate the award. The Claimants have appealed.
As the amount of damages awarded to the Claimants in the Final Award has been confirmed by the Court, we have accrued an amount that we believe is probable. Our estimate of reasonably possible losses in excess of the probable loss is not material. However, the outcome of any litigation is inherently uncertain and any final judgment may differ materially.
WestJet Complaint. In December 2013, WestJet, a customer of LiveTV, filed a complaint against LiveTV alleging breach of contract. WestJet has alleged $15 million in damages plus unspecified damages for removing the inflight entertainment systems from its aircraft. In January 2014, LiveTV filed a response to this Complaint and a series of Counterclaims. As part of JetBlue's sale of LiveTV to Thales, JetBlue agreed to indemnify Thales for certain losses and retained certain rights to potential recovery received as a result of the counter claims asserted against WestJet. In March 2015, all claims and counterclaims between the parties involved were dismissed with prejudice, each party bearing its own fees. The resolution of their claim did not have a financial impact on JetBlue.
ALPA. In April 2014, JetBlue pilots elected to be solely represented by the Air Line Pilots Association, or ALPA. The National Mediation Board, or NMB, certified ALPA as the representative body for JetBlue pilots and we plan to work with ALPA to reach our first collective bargaining agreement. We do not expect the result of the election to have a material impact on our financial condition.

NOTE 8 — FINANCIAL DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT
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
The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of March 31, 2015 related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

	Jet fuel swap agreements	Jet fuel collar agreements	Heating oil collar agreements	Total
Second Quarter 2015	10%	10%	—%	20%
Third Quarter 2015	5%	—%	9%	14%
Fourth Quarter 2015	5%	—%	10%	15%

Interest rate swaps
The interest rate hedges we had outstanding as of March 31, 2015 effectively swap floating rate debt for fixed rate debt. They take advantage of lower borrowing rates in existence at the time of the hedge transaction as compared to the date our original debt instruments were executed. As of March 31, 2015, we had $34 million in notional debt outstanding related to these swaps, which cover certain interest payments through August 2016. The notional amount decreases over time to match scheduled repayments of the related debt.
All of our outstanding interest rate swap contracts qualify as cash flow hedges in accordance with the Derivatives and Hedging topic of the Codification. Since all of the critical terms of our swap agreements match the debt to which they pertain, there was no ineffectiveness relating to these interest rate swaps in 2015 or 2014. All related unrealized losses were deferred in accumulated other comprehensive loss. We did not recognize any material additional interest expense in the three months ended March 31, 2015 and 2014.

The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

	As of
	March 31, 2015	December 31, 2014
	(unaudited)
Fuel derivatives
Longest remaining term (months)	9	12
Hedged volume (barrels, in thousands)	2,007	2,808
Liability fair value recorded in other accrued liabilities (1)	$81	$102
Estimated amount of existing losses expected to be reclassified into earnings in the next 12 months	(81)	(102)
Interest rate derivatives
Liability fair value recorded in other long term liabilities (2)	$1	$1
Estimated amount of existing losses expected to be reclassified into earnings in the next 12 months	(1)	(1)

	Three Months Ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Fuel derivatives
Hedge effectiveness losses recognized in aircraft fuel expense	$(35)	$(1)
Gains on derivatives not qualifying for hedge accounting recognized in other expense	1	—
Hedge ineffectiveness losses recognized in other expense	—	—
Hedge losses on derivatives recognized in comprehensive income	(14)	(4)
Percentage of actual consumption economically hedged	21%	16%
Interest rate derivatives
Hedge losses on derivatives recognized in interest expense	$—	$—
Hedge gains on derivatives recognized in comprehensive income	—	—
____________________________

(1)	Gross asset or liability of each contract prior to consideration of offsetting positions with each counterparty

(2)	Gross liability, prior to impact of collateral posted

Any outstanding derivative instrument exposes us to credit loss in connection with our fuel contracts in the event of nonperformance by the counterparties to our agreements, but we do not expect that any of our seven counterparties will fail to meet their obligations. The amount of such credit exposure is generally the fair value of our outstanding contracts for which we are in a receivable position. To manage credit risks we select counterparties based on credit assessments, limit our overall exposure to any single counterparty and monitor the market position with each counterparty. Some of our agreements require cash deposits from either JetBlue or our counterparty if market risk exposure exceeds a specified threshold amount.
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

The impact of offsetting derivative instruments is depicted below (in millions):

	Gross Amount of Recognized		Gross Amount of Cash Collateral	Net Amount Presented in Balance Sheet
	Assets	Liabilities	Offset	Assets	Liabilities
As of March 31, 2015 (unaudited)
Fuel derivatives	$—	$81	$31	$—	$50
Interest rate derivatives	—	1	1	—	—

As of December 31, 2014
Fuel derivatives	$—	$102	$51	$—	$51
Interest rate derivatives	—	1	1	—	—

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
The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of March 31, 2015 and December 31, 2014 (in millions):

	As of March 31, 2015
	(unaudited)
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$411	$—	$—	$411
Available-for-sale investment securities	—	160	—	160
	$411	$160	$—	$571
Liabilities
Aircraft fuel derivatives	$—	$81	$—	$81
Interest rate swaps	—	1	—	1
	$—	$82	$—	$82

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$153	$—	$—	$153
Available-for-sale investment securities	—	125	—	125
	$153	$125	$—	$278
Liabilities
Aircraft fuel derivatives	$—	$102	$—	$102
Interest rate swaps	—	1	—	1
	$—	$103	$—	$103
Refer to Note 3 for fair value information related to our outstanding debt obligations as of March 31, 2015 and December 31, 2014.
Cash equivalents
Our cash equivalents include money market securities and commercial paper which are readily convertible into cash, have maturities of 90 days or less when purchased and are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.
Available-for-sale investment securities
Included in our available-for-sale investment securities are time deposits and commercial paper with original maturities greater than 90 days but less than one year. The fair values of these instruments are based on observable inputs in non-active markets and are therefore classified as Level 2 in the hierarchy. We did not record any significant gains or losses on these securities during the three months ended March 31, 2015 and 2014.
Aircraft fuel derivatives
Our aircraft fuel derivatives include swaps, collars, and basis swaps which are not traded on public exchanges. Heating oil and jet fuel are the products underlying these hedge contracts as they are highly correlated with the price of jet fuel. Their fair values are determined using a market approach based on inputs that are readily available from public markets for commodities and energy trading activities. Therefore, they are classified as Level 2 inputs. The data inputs are combined into quantitative models and processes to generate forward curves and volatilities related to the specific terms of the underlying hedge contracts.
Interest rate swaps
The fair values of our interest rate swaps are based on inputs received from the related counterparty, which are based on observable inputs for active swap indications in quoted markets for similar terms. The fair values of these instruments are based on observable inputs in non-active markets and are therefore classified as Level 2 in the hierarchy.

NOTE 10 — LIVETV
LiveTV, LLC, formerly a wholly owned subsidiary of JetBlue, provides inflight entertainment and connectivity solutions for various commercial airlines including JetBlue. On June 10, 2014, JetBlue sold LiveTV to Thales Holding Corporation for $393 million, net of purchase agreement adjustments including post-closing purchase price adjustments, which were finalized during the third quarter of 2014. The sale resulted in a pre-tax gain of approximately $241 million and is net of approximately $19 million in transactions costs for the year ended December 31, 2014.
LiveTV operations are no longer being consolidated as a subsidiary in JetBlue's condensed consolidated financial statements. The effect of this change in reporting structure is not material to the financial statements presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
First Quarter 2015 Highlights

•	We had a $178 million increase in passenger revenue due to a 10.4% increase in revenue passengers as well as a 3.7% increase in the average fare.

•
Operating expense per available seat mile decreased by 11.3% to 11.13 cents, primarily due to a significant decline in aircraft fuel expenses and the reduction in expense related to the sale of LiveTV in 2014. Excluding fuel and profit sharing, our cost per available seat mile (1) declined by 1.9%.

•
Operating income reached $253 million, an increase of $212 million over the comparable period in 2014. This increase was principally driven by higher passenger revenue and a reduction in aircraft fuel expenses.

•We generated $528 million in cash from operations for the three months ended March 31, 2015.

Balance Sheet
We ended the first quarter of 2015 with unrestricted cash, cash equivalents and short-term investments of $998 million and undrawn lines of credit of $600 million. Our unrestricted cash, cash equivalents and short-term investments is approximately 17% of trailing twelve months revenue. We increased the number of unencumbered aircraft by two during the quarter by using cash on hand to pay for our deliveries. We have 41 unencumbered aircraft and 33 unencumbered spare engines as of March 31, 2015.
Network
As part of our ongoing network initiatives and route optimization efforts, we continued to make schedule and frequency adjustments throughout the first quarter of 2015, including the announcement of daily service between Albany, New York and Florida to begin in December 2015, and the introduction of our premium Mint™ service to Aruba and Barbados during the peak holiday season.
Outlook for 2015
For the second quarter of 2015, cost per available seat mile, excluding fuel and profit sharing (1) is expected to increase between 1% and 3% over the comparable 2014 period. In addition, we expect operating capacity to increase between 5.5% and 7.5% over the comparable 2014 period.
For the full year 2015, we expect our operating capacity to increase between 7% and 9% over full year 2014 with the addition of 10 Airbus A321 aircraft to our operating fleet later this year. We expect our cost per available seat mile, excluding fuel and profit sharing (1), for full year 2015 to increase between 0% and 2% over full year 2014.
While we did not buy back shares in the first quarter of 2015, we anticipate that, over the course of the year, we will continue to offset dilution from crewmember stock compensation in accordance with our stock repurchase program.
Other
In 2008, Deutsche Lufthansa AG ("Lufthansa") invested approximately $300 million in JetBlue, in exchange for approximately 19% of our then outstanding stock and two seats on our Board of Directors. In 2012, Lufthansa issued, through a subsidiary, €234 million of debt securities due 2017 in a private placement which were exchangeable for all of the shares of JetBlue stock Lufthansa purchased in 2008. In mid-February 2015, Lufthansa launched an offer to the holders of those securities to exchange such securities for the underlying JetBlue shares plus a cash premium. The exchange offer closed in late March 2015. As a result, Lufthansa no longer holds any significant position in JetBlue’s common stock and, therefore, no longer has a right to occupy seats on our Board of Directors.

(1) Refer to our "Regulation G Reconciliation" note below for more information on this non-GAAP measure.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2015 vs Three Months Ended March 31, 2014
Overview
We reported net income of $137 million, an operating income of $253 million and an operating margin of 16.6% for the three months ended March 31, 2015. This compares to net income of $4 million, an operating income of $41 million and an operating margin of 3.1% for the three months ended March 31, 2014. Diluted earnings per share were $0.40 for the first quarter of 2015 compared to $0.01 for the same period in 2014.
On-time performance, as defined by the Department of Transportation, or DOT, is arrival within 14 minutes of scheduled arrival. In the first quarter of 2015, our systemwide on-time performance was 71.8% compared to 70.4% for the same period in 2014. Our on-time performance remains challenged by our concentration of operations in the northeast of the U.S., one of the world's most congested airspaces. Our completion factor was 96.1% in the first quarter of 2015 and 94.3% in the same period in 2014.
Approximately 80% of our operations reside in the heavily populated northeast corridor of the U.S., which includes the New York and Boston metropolitan areas. During the first three months of 2014, this area experienced one of the coldest winters in 20 years, with New York and Boston each experiencing over 57 inches of snow. This led to the cancellation of approximately 4,100 flights in the first quarter of 2014 which negatively impacted our seat and ancillary revenues such as change fees, due to our policy of waiving them during severe weather events. During the first three months of 2015, a series of winter storms impacted this area, with Boston's Logan Airport experiencing record breaking snowfall totals. Despite the adverse weather conditions, our operational performance improved over the same period in 2014, resulting in approximately 37% less flight cancellations. We estimate that winter storms reduced our operating income by approximately $10 million in the first quarter of 2015 and $35 million in the first quarter of 2014.

Operating Revenues

	Three Months Ended March 31,		Year-over-Year Change
(Revenues in millions; percent changes based on unrounded numbers)	2015	2014	$	%
Passenger Revenue	$1,408	$1,230	$178	14.5
Other Revenue	115	119	(4)	(3.1)
Operating Revenues	$1,523	$1,349	$174	13.0

Average Fare	$173.96	$167.69	$6.27	3.7
Yield per passenger mile (cents)	14.64	14.20	0.44	3.1
Passenger revenue per ASM (cents)	12.33	11.80	0.53	4.5
Operating revenue per ASM (cents)	13.34	12.95	0.39	3.0
Average stage length (miles)	1,097	1,095	2	0.2
Revenue passengers (thousands)	8,095	7,333	762	10.4
Revenue passenger miles (millions)	9,622	8,662	960	11.1
Available Seat Miles (ASMs) (millions)	11,419	10,419	1,000	9.6
Load Factor	84.3%	83.1%		1.2	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue as well as revenue from our ancillary product offerings such as EvenMore™ Space. The increase in passenger revenue of $178 million, or 14.5%, for the three months ended March 31, 2015 compared to the same period in 2014 was primarily attributable to the 9.6% increase in capacity, 1.2 point increase in load factor and 3.1% increase in the yield per passenger mile. Other revenue for the first quarter of 2014 included approximately $16 million related to our ownership of LiveTV, which was subsequently sold during 2014.

Operating Expenses
In detail, our operating costs per available seat mile, or ASM, were as follows:

	Three Months Ended March 31,		Year-over-Year Change		Cents per ASM
(in millions; per ASM data in cents; percent changes based on unrounded numbers)	2015	2014	$	%	2015	2014	% Change
Aircraft fuel and related taxes	$335	$464	$(129)	(27.8)	2.94	4.45	(33.9)
Salaries, wages and benefits	375	329	46	14.0	3.28	3.16	3.8
Landing fees and other rents	83	77	6	9.3	0.73	0.74	(1.4)
Depreciation and amortization	87	78	9	12.4	0.76	0.75	1.3
Aircraft rent	31	31	—	(1.9)	0.27	0.30	(10.0)
Sales and marketing	60	54	6	12.1	0.53	0.52	1.9
Maintenance materials and repairs	113	94	19	20.9	0.99	0.90	10.0
Other operating expenses	186	181	5	1.9	1.63	1.73	(5.8)
Total operating expenses	$1,270	$1,308	$(38)	(2.9)%	11.13	12.55	(11.3)%

Aircraft Fuel and Hedging
Aircraft fuel and related taxes decreased by $129 million, or 27.8% during the first quarter of 2015 compared to the same period in 2014. The average fuel price per gallon for the first quarter of 2015 decreased by 34.4% to $2.06. This was partially offset by an increase of 10.1%, or 15 million gallons, in our fuel consumption and a 5.6% increase in the average number of aircraft operating during the first quarter of 2015 as compared to the same period in 2014.
In addition, losses upon settlement of effective fuel hedges during the first quarter of 2015 were $35 million versus losses of $1 million during the same period in 2014.
Salaries, Wages and Benefits
Salaries, wages and benefits increased $46 million, or 14.0% for the three months ended March 31, 2015 compared to the same period in 2014. It was our largest expense for the quarter, representing approximately 30% of our total operating expenses. The primary drivers were a pay increase for our pilots and inflight crewmembers as well as additional headcount due to increased ASMs and to address FAA flight, duty and rest regulations. Our average number of full-time equivalent employees in the first quarter of 2015 increased by 7.5% compared to the same period in 2014.
Depreciation and Amortization
Depreciation and amortization increased $9 million, or 12.4% for the three months ended March 31,2015 compared to the same period in 2014, primarily due to computer software placed in service during the first quarter of 2015.
Sales and Marketing
Sales and marketing increased 12.1% for the first quarter of 2015 compared to the first quarter of 2014 due to increased sales distribution costs associated with increased revenues.
Maintenance Materials and Repairs
Maintenance materials and repairs increased $19 million, or 20.9% for the three months ended March 31, 2015 compared to the same period in 2014. The primary drivers were an increase in aircraft maintenance checks of about $7 million as well as an increase in the hourly A320 rate for third party engine repairs of about $9 million.
Other Operating Expenses
Other operating expenses for the first quarter of 2015 includes a $9 million gain related to an insurance recovery for a damaged engine.

The following table sets forth our operating statistics for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Year-over-Year Change
	2015	2014	%
Operating Statistics:
Revenue passengers (thousands)	8,095	7,333	10.4
Revenue passenger miles (millions)	9,622	8,662	11.1
Available seat miles (ASMs) (millions)	11,419	10,419	9.6
Load factor	84.3%	83.1%	1.2	pts.
Aircraft utilization (hours per day)	11.7	11.4	2.6

Average fare	$173.96	$167.69	3.7
Yield per passenger mile (cents)	14.64	14.20	3.1
Passenger revenue per ASM (cents)	12.33	11.80	4.5
Operating revenue per ASM (cents)	13.34	12.95	3.0
Operating expense per ASM (cents)	11.13	12.55	(11.3)
Operating expense per ASM, excluding fuel (cents)	8.19	8.10	1.1
Operating expense per ASM, excluding fuel & profit sharing (cents) (1)	7.95	8.10	(1.9)
Airline operating expense per ASM (cents) (2)	11.13	12.36	(10.0)

Departures	73,823	68,152	8.3
Average stage length (miles)	1,097	1,095	0.2
Average number of operating aircraft during period	203.9	193.0	5.6
Average fuel cost per gallon, including fuel taxes	$2.06	$3.14	(34.4)
Fuel gallons consumed (millions)	163	148	10.1
Average number of full-time equivalent employees (2)	14,048	13,072	7.5
__________________________

(1)	Refer to our “Regulation G Reconciliation” note below for more information on this non-GAAP measure.

(2)
Excludes results of operations and employees of LiveTV, LLC, which are unrelated to our airline operations and are immaterial to our consolidated operating results. As of June 10, 2014, employees of LiveTV, LLC are no longer part of JetBlue.

Although we experienced revenue growth throughout 2014 as well as in the first quarter of 2015, this trend may not continue. Except for the uncertainty related to the direction of fuel prices, we expect our expenses to continue to increase as we acquire additional aircraft, as our fleet ages and as we expand the frequency of flights in existing markets as well as enter into new markets. In addition, we expect our operating results to significantly fluctuate from quarter-to-quarter in the future as a result of various factors, many of which are outside of our control. Consequently, we believe quarter-to-quarter comparisons of our operating results may not necessarily be meaningful; you should not rely on our results for any one quarter as an indication of our future performance.

LIQUIDITY AND CAPITAL RESOURCES
The airline business is capital intensive. Our ability to successfully execute our growth plans is largely dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business depends on maintaining sufficient liquidity. We believe we have adequate resources from a combination of cash and cash equivalents, investment securities on hand and two available lines of credit. Additionally, as of March 31, 2015, we had 41 unencumbered aircraft and 33 unencumbered spare engines which we believe could be an additional source of liquidity, if necessary.
We believe a healthy liquidity position is crucial to our ability to weather any part of the economic cycle while continuing to execute on our plans for profitable growth and increased returns. Our goal is to continue to be diligent with our liquidity, maintaining financial flexibility and allowing for prudent capital spending.

At March 31, 2015, we had unrestricted cash and cash equivalents of $599 million and short-term investments of $399 million. We believe our current level of unrestricted cash, cash equivalents and short-term investments of approximately 17% of trailing twelve months revenue, combined with our available lines of credit and portfolio of unencumbered assets provides us with a strong liquidity position and the potential for higher returns on cash deployment.
Analysis of Cash Flows
Operating Activities
We rely primarily on operating cash flows to provide working capital for current and future operations. Cash flows from operating activities were $528 million and $322 million for the three months ended March 31, 2015 and 2014, respectively.
Investing Activities
During the three months ended March 31, 2015, capital expenditures related to our purchase of flight equipment included $20 million for flight equipment deposits, $82 million related to the purchase of two Airbus A321 aircraft, $7 million for spare part purchases and $18 million in work-in-progress relating to flight equipment. Other property and equipment capital expenditures also included ground equipment purchases and facilities improvements for $41 million. Investing activities also included the net purchase of $70 million of investment securities.
During the three months ended March 31, 2014, capital expenditures related to our purchase of flight equipment included $32 million for flight equipment deposits, $26 million for spare part purchases and $2 million in work-in-progress relating to flight equipment. Capital expenditures also included the purchase of the Slots at Reagan National Airport for $75 million, other property and equipment including ground equipment purchases and facilities improvements for $48 million and LiveTV for $7 million. Investing activities also included the net proceeds of $146 million from investment securities.
Financing Activities
Financing activities for the three months ended March 31, 2015 consisted of the scheduled maturities of $55 million relating to debt and capital lease obligations, partially offset by $30 million in proceeds from the issuance of stock related to employee share-based compensation. In the future we may issue, in one or more offerings, debt securities, pass-through certificates, common stock, preferred stock and/or other securities.
Financing activities for the three months ended March 31, 2014 consisted of scheduled maturities of $237 million of debt and capital lease obligations, our issuance of $248 million in fixed rate equipment notes secured by 15 aircraft and the payment of $3 million in principal related to construction obligations for our Terminal at JFK, T5.
Working Capital
We had a working capital deficit of $692 million and $736 million at March 31, 2015 and December 31, 2014, respectively. Working capital deficits can be customary in the airline industry because air traffic liability is classified as a current liability. Our working capital deficit decreased by $44 million due to several factors, including a slight decrease in the balance of current debt maturities as well as an overall increase in our cash balances. These were partially offset by an increase in air traffic liability as a result of seasonal travel trends.
We expect to meet our obligations as they become due through available cash, investment securities and internally generated funds, supplemented as necessary by financing activities which may be available to us. We expect to generate positive working capital through our operations. However, we cannot predict what the effect on our business might be from the extremely competitive environment we are operating in or from events beyond our control, such as volatile fuel prices, economic conditions, weather-related disruptions, airport infrastructure challenges, the spread of infectious diseases, the impact of airline bankruptcies, restructurings or consolidations, U.S. military actions or acts of terrorism. We believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.
Our scheduled debt maturities are expected to increase over the next five years, with a scheduled peak in 2016 of $464 million. As part of our efforts to effectively manage our balance sheet and improve Return on Invested Capital, or ROIC, we expect to continue to actively manage our debt balances. Our approach to debt management includes managing the mix of fixed and floating rate debt, annual maturities of debt and the weighted average cost of debt. We intend to continue to opportunistically pre-purchase outstanding debt when market conditions and terms are favorable as well as when excess liquidity is available. Additionally, our unencumbered assets allow some flexibility in managing our cost of debt and capital requirements.

Contractual Obligations
Our noncancelable contractual obligations at March 31, 2015, include the following (in millions):

	Payments due in
	Total	2015	2016	2017	2018	2019	Thereafter
Debt and capital lease obligations (1)	$2,810	$290	$560	$300	$295	$285	$1,080
Lease commitments	1,440	165	170	145	135	115	710
Flight equipment purchase obligations	6,540	500	540	585	510	935	3,470
Other obligations (2)	4,170	700	645	600	595	545	1,085
Total	$14,960	$1,655	$1,915	$1,630	$1,535	$1,880	$6,345
____________________________

(1)	Includes actual interest and estimated interest for floating-rate debt based on March 31, 2015 rates

(2)	Amounts include noncancelable commitments for the purchase of goods and services

As of March 31, 2015, we believe we are in compliance with the covenants of our debt and lease agreements. We have approximately $33 million of restricted cash pledged under standby letters of credit related to certain leases that will expire at the end of the related lease terms.
As of March 31, 2015, we operated a fleet of 15 Airbus A321 aircraft, 130 Airbus A320 aircraft and 60 EMBRAER 190 aircraft. Of our fleet, 139 were owned by us, of which 41 are unencumbered, 60 were leased under operating leases and six were leased under capital leases. As of March 31, 2015, the average age of our operating fleet was 8.0 years and our firm aircraft order was as follows:

Year	Airbus A320 neo	Airbus A321	Airbus A321 neo	EMBRAER 190	Total

2015		10			10
2016		10			10
2017		10			10
2018		1	6		7
2019			15		15
2020	6		9	10	25
2021	16			7	23
2022	3		13	7	23
2023			2		2
	25	31	45	24	125
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
Dependent on market conditions, we anticipate paying cash for the remainder of our firm aircraft deliveries in 2015. For deliveries after 2015, although we believe debt and/or lease financing should be available, we cannot give any assurance that we will be able to secure financing on attractive terms, if at all. While these financings may or may not result in an increase in liabilities on our balance sheet, our fixed costs will increase regardless of the financing method ultimately chosen. To the extent we cannot secure financing on terms we deem attractive, we may be required to pay in cash, further modify our aircraft acquisition plans or incur higher than anticipated financing costs.
Capital expenditures for non-aircraft such as facility improvements, spare parts and aircraft improvements are expected to be approximately $120 million for the remainder of 2015.

Our Terminal at JFK, T5, is governed by a lease agreement we entered into with the PANYNJ in 2005.  We are responsible for making various payments under the lease which include ground rents for the terminal site and facility rents that are based on the number of passengers enplaned out of the terminal, subject to annual minimums.  In 2013 we amended this lease to include additional ground space for our international arrivals facility, T5i, which opened in November 2014. For financial reporting purposes, the T5 project is being accounted for as a financing obligation, with the constructed asset and related liability being reflected on our balance sheets.  The T5i project is being accounted for at cost. Minimum ground and facility rents for this terminal are included in the commitments table above as lease commitments and financing obligations.
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
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates included in our 2014 Form 10-K.
Forward-Looking Information
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which represent our management's beliefs and assumptions concerning future events. When used in this document and in documents incorporated herein by reference, the words “expects,” “plans,” “anticipates,” “indicates,” “believes,” “forecast,” “guidance,” “outlook,” “may,” “will,” “should,” “seeks,” “targets” and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks, uncertainties and assumptions, and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including, without limitation, our extremely competitive industry; volatility in financial and credit markets which could affect our ability to obtain debt and/or lease financing or to raise funds through debt or equity issuances; volatility in fuel prices, maintenance costs and interest rates; our ability to implement our growth strategy; our significant fixed obligations and substantial indebtedness; our ability to attract and retain qualified personnel and maintain our culture as we grow; our reliance on high daily aircraft utilization; our dependence on the New York metropolitan market and the effect of increased congestion in this market; our reliance on automated systems and technology; our being subject to potential unionization, work stoppages, slowdowns or increased labor costs; our reliance on a limited number of suppliers; our presence in some international emerging markets that may experience political or economic instability or may subject us to legal risk; reputational and business risk from information security breaches; changes in or additional government regulation; changes in our industry due to other airlines' financial condition; acts of war on terrorist attacks; global economic conditions or an economic downturn leading to a continuing or accelerated decrease in demand for domestic and business air travel; the spread of infectious diseases; and external geopolitical events and conditions. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change prior to the end of each quarter or year. Although these expectations may change, we may not inform you if they do.

Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. You should understand that many important factors, in addition to those discussed or incorporated by reference in this Report, could cause our results to differ materially from those expressed in the forward-looking statements. Potential factors that could affect our results include, in addition to others not described in this Report, those described in Item 1A of our 2014 Form 10-K under "Risks Related to JetBlue" and "Risks Associated with the Airline Industry" and part II of this Report. In light of these risks and uncertainties, the forward-looking events discussed in this Report might not occur.
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

RECONCILIATION OF OPERATING EXPENSE PER ASM, EXCLUDING FUEL AND PROFIT SHARING
(dollars in millions, per ASM data in cents)
(unaudited)
	Three Months Ended March 31,
	2015		2014
	$	per ASM	$	per ASM
Total operating expenses	$1,270	11.13	$1,308	12.55
Less: Aircraft fuel and related taxes	335	2.94	464	4.45
Operating expenses, excluding fuel	935	8.19	844	8.10
Less: Profit sharing	28	0.24	—	—
Operating expense, excluding fuel and profit sharing	$907	7.95	$844	8.10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2014 Form 10-K, except as follows:
Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the March 31, 2015 cost per gallon of fuel. Based on projected fuel consumption for the next 12 months, including the impact of our hedging position, such an increase would result in an increase to aircraft fuel expense of approximately $148 million. We have hedged approximately 17% of our projected 2015 fuel requirements. All hedge contracts existing at March 31, 2015 settle by December 31, 2015. The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts. Refer to Note 8 in our unaudited condensed consolidated financial statements, included in Part I, Item 1 of this Report, for additional information.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $1.6 billion of our debt and capital lease obligations, with the remaining $0.5 billion having floating interest rates. As of March 31, 2015, if interest rates were on average 100 basis points higher in 2015 than they were during 2014, our annual interest expense would increase by approximately $6 million. This is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
If interest rates were to average 10% lower in 2015 than they did during 2014, our interest income from cash and investment balances would remain relatively constant. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents and investment securities balances at March 31, 2015 and December 31, 2014.
Convertible Debt
On March 31, 2015, our $154 million aggregate principal amount of convertible debt had an estimated fair value of $632 million, based on an assumed conversion of the debt and the quoted market price of our stock.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure.  Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2015.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the fiscal quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business we are party to various legal proceedings and claims which we believe are incidental to the operation of our business. Refer to Note 7 in our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information.

Item 1A. RISK FACTORS
Item 1A Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2014, or our 2014 Form 10-K includes a discussion of our risk factors. There have been no significant changes from the risk factors described in our 2014 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In September 2012, the Board of Directors authorized a five year share repurchase program of up to 25 million shares. As of March 31, 2015, 13.3 million share remain available for repurchase under the program, with no shares having been purchased during the first quarter of 2015. Under this program we have repurchased a total of 11.7 million shares of our common stock for approximately $99 million at an average price of $8.49 per share as of the filing of this Report. We may adjust or change our share repurchase practices based on market conditions and other alternatives.

ITEM 5. OTHER INFORMATION
Iran Sanctions Disclosure
Pursuant to Section 13(r) of the Securities Exchange Act of 1934, or the Exchange Act, if during the period covered by this Report, JetBlue or any of its affiliates have engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, JetBlue would be required to disclose information regarding such transactions in our Annual Report as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, or ITRA. During the first quarter of 2015, JetBlue did not engage in any reportable transactions with Iran or with persons or entities related to Iran.
Until March 2015, Deutsche Lufthansa AG, or Lufthansa, was a stockholder of approximately 15% of JetBlue's outstanding shares of common stock and had two representatives on our Board of Directors. Accordingly, it may have been deemed an “affiliate” of JetBlue, as the term is defined in Exchange Act Rule 12b-2. In response to our inquiries, Lufthansa informed us it does not engage in transactions that would be disclosable under ITRA Section 219. However, Lufthansa informed us it does provide air transportation services from Frankfurt, Germany to Tehran, Iran pursuant to Air Transport Agreements between the respective governments. Accordingly, Lufthansa may have agreements in place to support such air transportation services with the appropriate agencies or entities in Iran, such as landing or overflight fees, handling fees or technical/refueling fees. In addition, there may be additional civil aviation related dealings with Iran Air as part of typical airline to airline interactions. In response to our inquiry, Lufthansa did not specify the total revenue it receives in connection with the foregoing transactions, but confirmed the transactions are not prohibited under any applicable laws. As of the end of the first quarter 2015, Lufthansa no longer owns a material position in our common stock.

ITEM 6. EXHIBITS
Exhibits: See accompanying Exhibit Index included after the signature page of this Report for a list of the exhibits filed or furnished with this Report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)
Date:	April 30, 2015	By:	/s/ Alexander Chatkewitz
Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1*
Employment Agreement, dated February 12, 2015, between JetBlue Airways Corporation and Robin Hayes - incorporated by reference to Exhibit 10.41 to our annual report on Form 10-K for the year ended December 31, 2014.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Certification Pursuant to Section 1350, furnished herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement