Form 10-Q
period 2015-06-30
JETBLUE AIRWAYS CORP
filed 2015-07-31
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to__________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐           No ☑
As of June 30, 2015, there were 314,814,479 shares outstanding of the registrant’s common stock, par value $.01.

JETBLUE AIRWAYS CORPORATION
FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except share and per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$422	$341
Investment securities	493	367
Receivables, less allowance (2015-$6; 2014-$6)	144	136
Prepaid expenses and other	346	356
Total current assets	1,405	1,200
PROPERTY AND EQUIPMENT
Flight equipment	6,597	6,233
Predelivery deposits for flight equipment	176	207
	6,773	6,440
Less accumulated depreciation	1,459	1,354
	5,314	5,086
Other property and equipment	859	816
Less accumulated depreciation	276	252
	583	564
Assets constructed for others	561	561
Less accumulated depreciation	150	139
	411	422
Total property and equipment	6,308	6,072
OTHER ASSETS
Investment securities	56	60
Restricted cash	62	61
Other	486	446
Total other assets	604	567
TOTAL ASSETS	$8,317	$7,839

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except share and per share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$266	$208
Air traffic liability	1,136	973
Accrued salaries, wages and benefits	247	203
Other accrued liabilities	308	287
Current maturities of long-term debt and capital leases	229	265
Total current liabilities	2,186	1,936

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	1,803	1,968

CONSTRUCTION OBLIGATION	480	487

DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	961	832
Other	94	87
	1,055	919
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900,000,000 shares authorized, 380,760,466 and 368,883,960 shares issued and 314,814,479 and 309,871,309 shares outstanding at June 30, 2015 and December 31, 2014, respectively	4	4
Treasury stock, at cost; 65,945,987 and 59,012,651 shares at June 30, 2015 and December 31, 2014, respectively	(259)	(125)
Additional paid-in capital	1,781	1,711
Retained earnings	1,291	1,002
Accumulated other comprehensive loss	(24)	(63)
Total stockholders’ equity	2,793	2,529
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,317	$7,839

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
OPERATING REVENUES
Passenger	$1,496	$1,372	$2,904	$2,602
Other	116	121	231	240
Total operating revenues	1,612	1,493	3,135	2,842
OPERATING EXPENSES
Aircraft fuel and related taxes	371	497	706	961
Salaries, wages and benefits	375	316	750	645
Landing fees and other rents	90	83	173	160
Depreciation and amortization	81	77	168	155
Aircraft rent	31	31	62	62
Sales and marketing	70	69	130	123
Maintenance materials and repairs	126	102	239	196
Other operating expenses	186	177	372	358
Total operating expenses	1,330	1,352	2,600	2,660

OPERATING INCOME	282	141	535	182

OTHER INCOME (EXPENSE)
Interest expense	(32)	(39)	(66)	(76)
Capitalized interest	2	4	4	7
Interest income (expense) and other	(2)	(3)	(1)	(3)
Gain on sale of subsidiary	—	242	—	241
Total other income (expense)	(32)	204	(63)	169

INCOME BEFORE INCOME TAXES	250	345	472	351

Income tax expense	98	115	183	117

NET INCOME	$152	$230	$289	$234

EARNINGS PER COMMON SHARE:
Basic	$0.48	$0.79	$0.92	$0.80
Diluted	$0.44	$0.68	$0.84	$0.69

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended June 30,
	2015	2014
NET INCOME	$152	$230
Changes in fair value of derivative instruments, net of reclassifications into earnings (net of $17 and $4 of taxes in 2015 and 2014, respectively)	26	6
Total other comprehensive income (loss)	26	6
COMPREHENSIVE INCOME	$178	$236

	Six Months Ended June 30,
	2015	2014
NET INCOME	$289	$234
Changes in fair value of derivative instruments, net of reclassifications into earnings (net of $25 and $3 of taxes in 2015 and 2014, respectively)	39	4
Total other comprehensive income (loss)	39	4
COMPREHENSIVE INCOME	$328	$238

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in millions)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$289	$234
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	131	107
Depreciation	138	133
Amortization	30	28
Stock-based compensation	10	12
Losses on sale of assets, debt extinguishment, and customer contract termination	(8)	3
Gain on sale of subsidiary	—	(241)
Collateral returned for derivative instruments	39	1
Changes in certain operating assets and liabilities	254	240
Other, net	7	24
Net cash provided by operating activities	890	541
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(372)	(310)
Predelivery deposits for flight equipment	(34)	(70)
Proceeds from sale of subsidiary	—	391
Purchase of held-to-maturity investments	(267)	(134)
Proceeds from the maturities of held-to-maturity investments	187	146
Purchase of available-for-sale securities	(175)	(335)
Proceeds from the sale of available-for-sale securities	130	364
Other, net	1	(3)
Net cash (used in) provided by investing activities	(530)	49
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	57	9
Issuance of long-term debt	—	307
Repayment of long-term debt and capital lease obligations	(178)	(587)
Acquisition of treasury stock	(163)	(82)
Other, net	5	(8)
Net cash used in financing activities	(279)	(361)
INCREASE IN CASH AND CASH EQUIVALENTS	81	229
Cash and cash equivalents at beginning of period	341	225
Cash and cash equivalents at end of period	$422	$454

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2015

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
These condensed consolidated financial statements are unaudited and have been prepared by us following the rules and regulations of the Securities and Exchange Commission, or the SEC. In our opinion they reflect all adjustments, including normal recurring items, that are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, have been condensed or omitted as permitted by such rules and regulations; however, we believe that the disclosures are adequate to make the information presented not misleading. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for other interim periods or the entire fiscal year.
Investment securities
Investment securities consist of available-for-sale investment securities and held-to-maturity investment securities. We use a specific identification method to determine the cost of the securities when they are sold.
Held-to-maturity investment securities. The contractual maturities of the corporate bonds we held as of June 30, 2015 were not greater than 24 months. We did not record any significant gains or losses on these securities during the three and six months ended June 30, 2015 or 2014. The estimated fair value of these investments approximated their carrying value as of June 30, 2015 and December 31, 2014, respectively.
The carrying values of investment securities consisted of the following at June 30, 2015 and December 31, 2014 (in millions):

	June 30, 2015	December 31, 2014
	(unaudited)
Available-for-sale securities
Time deposits	$125	$125
Commercial paper	45	—
	170	125
Held-to-maturity securities
Time deposits	$—	$48
Corporate bonds	379	254
	379	302

Total	$549	$427

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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers topic of the Codification, which supersedes existing revenue recognition guidance. Under the new standard, a company will recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. The standard allows for either full retrospective or modified retrospective adoption. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year to interim and annual reporting periods beginning after December 15, 2017 and permitted early adoption of the standard, but not prior to December 15, 2016. While we are still evaluating the full impact of adopting this standard on our condensed consolidated financial statements and disclosures, we have determined that it will impact our loyalty program accounting. The new standard will no longer allow us to use the incremental cost method when recording the financial impact of TrueBlue points earned on JetBlue purchases and will require us to re-value our liability with a relative fair value approach.

NOTE 2 — SHARE-BASED COMPENSATION
During the six months ended June 30, 2015, 1.9 million restricted stock units vested and 0.9 million restricted stock units were granted under our 2011 Incentive Compensation Plan. In addition, 3.6 million stock options were exercised under our 2002 Stock Incentive Plan during the six months ended June 30, 2015. We have not granted any stock options since 2008 and all previously granted stock options were fully expensed in 2012.
At our Annual Shareholders Meeting held on May 21, 2015, our shareholders approved amendments to the 2011 Incentive Compensation Plan and the 2011 Crewmember Stock Purchase Plan increasing the number of shares of Company common stock that remain available for issuance under each plan by 7.5 million and 15.0 million, respectively.

NOTE 3 — LONG TERM DEBT, SHORT TERM BORROWINGS, AND CAPITAL LEASE OBLIGATIONS
During the six months ended June 30, 2015, we made scheduled principal payments of $94 million on our outstanding long-term debt and capital lease obligations. In June 2015, we prepaid $52 million of outstanding principal relating to seven Airbus A320 aircraft; as a result, one aircraft became unencumbered and six have lower principal balances. During June 2015, we also prepaid the full $32 million principal outstanding on a special facility revenue bond for JFK that was issued by the New York City Industrial Development Agency in December 2006. During the second quarter of 2015, holders voluntarily converted approximately $26 million in principal amount of the Series B 5.5% convertible debentures, and as a result, we issued 5.8 million shares of our common stock.
Aircraft, engines, other equipment and facilities with a net book value of $3.14 billion at June 30, 2015 have been pledged as security under various loan agreements. As of June 30, 2015, we owned, free of encumbrance, 35 Airbus A320 aircraft, 11 Airbus A321 aircraft and 34 spare engines. At June 30, 2015, the weighted average interest rate of all of our long-term debt and capital lease obligations was 4.6% and scheduled maturities were $142 million for the remainder of 2015, $455 million in 2016, $196 million in 2017, $207 million in 2018, $224 million in 2019 and $808 million thereafter.

The carrying amounts and estimated fair values of our long-term debt at June 30, 2015 and December 31, 2014 were as follows (in millions):

	June 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(unaudited)	(unaudited)
Public Debt
Floating rate enhanced equipment notes:
Class G-1, due 2016	$32	$31	$35	$35
Class G-2, due 2016	186	182	185	180
Fixed rate special facility bonds, due through 2036	43	44	77	78
6.75% convertible debentures due in 2039	86	368	86	283
5.5% convertible debentures due in 2038	42	196	68	241

Non-Public Debt
Fixed rate enhanced equipment notes, due through 2023	$207	$212	$217	$224
Floating rate equipment notes, due through 2025	252	256	276	277
Fixed rate equipment notes, due through 2026	1,021	1,096	1,119	1,211

Total*	$1,869	$2,385	$2,063	$2,529

*Total excludes capital lease obligations of $163 million for June 30, 2015 and $170 million for December 31, 2014.

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

NOTE 4 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting. A rollforward of the amounts included in the accumulated other comprehensive income (loss), net of taxes for the three months ended June 30, 2015 and June 30, 2014 are as follows (in millions, unaudited):

	Aircraft Fuel Derivatives (1)	Interest Rate Swaps (2)	Total
Beginning accumulated losses at March 31, 2015	$(50)	$—	$(50)
Reclassifications into earnings (net of $13 of taxes)	18	—	18
Change in fair value (net of $4 of taxes)	8	—	8
Ending accumulated losses at June 30, 2015	$(24)	$—	$(24)

	Aircraft Fuel Derivatives (1)	Interest Rate Swaps (2)	Total
Beginning accumulated losses at March 31, 2014	$(1)	$(1)	$(2)
Reclassifications into earnings (net of $2 of taxes)	—	1	1
Change in fair value (net of $2 of taxes)	5	—	5
Ending accumulated income at June 30, 2014	$4	$—	$4
__________________________
(1) Reclassified to aircraft fuel expense
(2) Reclassified to interest expense

A rollforward of the amounts included in the accumulated other comprehensive income (loss), net of taxes for the six months ended June 30, 2015 and June 30, 2014 are as follows (in millions, unaudited):

	Aircraft Fuel Derivatives (1)	Interest Rate Swaps (2)	Total
Beginning accumulated losses at December 31, 2014	$(63)	$—	$(63)
Reclassifications into earnings (net of $26 of taxes)	40	—	40
Change in fair value (net of $(1) of taxes)	(1)	—	(1)
Ending accumulated losses at June 30, 2015	$(24)	$—	$(24)

	Aircraft Fuel Derivatives (1)	Interest Rate Swaps (2)	Total
Beginning accumulated income (losses) at December 31, 2013	$1	$(1)	$—
Reclassifications into earnings (net of $2 of taxes)	1	1	2
Change in fair value (net of $1 of taxes)	2	—	2
Ending accumulated income at June 30, 2014	$4	$—	$4
__________________________
(1) Reclassified to aircraft fuel expense
(2) Reclassified to interest expense

NOTE 5 — EARNINGS PER SHARE
The following table shows how we computed basic and diluted earnings per common share (in millions, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income	$152	$230	$289	$234
Effect of dilutive securities:
Interest on convertible debt, net of income taxes and profit sharing	1	3	2	5
Net income applicable to common stockholders after assumed conversions for diluted earnings per share	$153	$233	$291	$239

Denominator:
Weighted average shares outstanding for basic earnings per share	316.9	293.5	313.6	294.2
Effect of dilutive securities:
Employee stock options and restricted stock units	2.7	2.0	3.0	2.2
Convertible debt	28.0	48.4	30.4	48.3
Adjusted weighted average shares outstanding and assumed conversions for diluted earnings per share	347.6	343.9	347.0	344.7

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Shares excluded from EPS calculation (in millions):
Shares issuable upon conversion of our convertible debt as assumed conversion would be antidilutive	—	—	—	—
Shares issuable upon exercise of outstanding stock options or vesting of restricted stock units as assumed exercise would be antidilutive	—	9.5	—	10.7
As of June 30, 2015, a total of approximately 1.4 million shares of our common stock, which were lent to our share borrower pursuant to the terms of our share lending agreement as described more fully in Note 2 to our 2014 Form 10-K, were issued and outstanding for corporate law purposes. Holders of the borrowed shares have all the rights of a holder of our common stock. However, because the share borrower must return all borrowed shares to us (or identical shares or, in certain circumstances of default by the counterparty, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings per share. The fair value of similar common shares not subject to our share lending arrangement based upon our closing stock price at June 30, 2015, was approximately $28 million.
As discussed in Note 3, in April 2015 holders voluntarily converted approximately $26 million in principal amount of the 5.5% convertible debentures. As a result, we issued 5.8 million shares of our common stock.
On June 16, 2015, JetBlue entered into an accelerated share repurchase, or ASR, agreement with Goldman, Sachs & Co. paying $150 million for an initial delivery of approximately 6.1 million shares. The initial delivery of shares will be subject to an adjustment at the end of the term of the agreement. Ultimately, the total shares purchased by JetBlue as a result of the agreement will be based on the volume weighted average prices of JetBlue's common stock during the term of the ASR which is expected to be completed by the end of the third quarter 2015.

NOTE 6 — EMPLOYEE RETIREMENT PLAN
We sponsor a retirement savings 401(k) defined contribution plan, or the Plan, covering all of our employees where we match employee contributions of up to 5% of eligible wages. Our non-management employees receive a discretionary contribution of 5% of eligible wages, which we refer to as Retirement Plus. They are also eligible to receive profit sharing, calculated as 15% of pre-tax income adjusted for profit sharing and special items with the result reduced by Retirement Plus contributions. Certain Federal Aviation Administration, or FAA-licensed employees, receive an additional contribution of 3% of eligible compensation, which we refer to as Retirement Advantage. Total 401(k) company match, Retirement Plus, profit sharing, and Retirement Advantage expensed for the three months ended June 30, 2015 and 2014 was $58 million and $23 million, respectively, while the total amount expensed for the Plan for the six months ended June 30, 2015 and 2014 was $111 million and $47 million, respectively.

NOTE 7 — COMMITMENTS AND CONTINGENCIES
As of June 30, 2015, our firm aircraft orders consisted of 27 Airbus A321 aircraft, 25 Airbus A320 new engine option (A320neo) aircraft, 45 Airbus A321neo aircraft, 24 EMBRAER 190 aircraft and 10 spare engines scheduled for delivery through 2023. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $320 million for the remainder of 2015, $540 million in 2016, $585 million in 2017, $510 million in 2018, $935 million in 2019 and $3.5 billion thereafter. We are scheduled to receive six new Airbus A321 aircraft during the remainder of 2015.
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
As of June 30, 2015, we have approximately $34 million in assets serving as collateral for letters of credit relating to a certain number of our leases. These are included in restricted cash and expire at the end of the related lease terms. Additionally, we had approximately $25 million pledged related to our workers compensation insurance policies and other business partner agreements which will expire according to the terms of the related policies or agreements.
Environmental Liability
In 2012, during performance of required environmental testing, the presence of light non-aqueous phase petroleum liquid was discovered in certain subsurface monitoring wells on the property at John F. Kennedy International Airport (JFK). Our lease with the Port Authority of New York and New Jersey, or PANYNJ, provides that under certain circumstances we may be responsible for investigating, delineating, and remediating such subsurface contamination, even if we are not necessarily the party that caused its release. We engaged environmental consultants to assess the extent of the contamination and to assist us in determining steps to remediate it. A preliminary estimate indicated costs of remediation could range from approximately $1 million up to $3 million. As of June 30, 2015, we have accrued $1 million for current estimates of remediation costs, which is included in current liabilities on our condensed consolidated balance sheets. However, as with any environmental contamination, there is the possibility this contamination could be more extensive than presently estimated at this stage. We have a pollution insurance policy that protects us against these types of environmental liabilities, which we expect will mitigate some of our exposure in this matter.
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
The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of June 30, 2015 related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

	Jet fuel swap agreements	Jet fuel collar agreements	Heating oil collar agreements	Total
Third Quarter 2015	5%	—%	9%	14%
Fourth Quarter 2015	5%	—%	10%	15%

Interest rate swaps
The interest rate hedges we had outstanding as of June 30, 2015 effectively swap floating rate debt for fixed rate debt. They take advantage of lower borrowing rates in existence at the time of the hedge transaction as compared to the date our original debt instruments were executed. As of June 30, 2015, we had $32 million in notional debt outstanding related to these swaps, which cover certain interest payments through August 2016. The notional amount decreases over time to match scheduled repayments of the related debt.
All of our outstanding interest rate swap contracts qualify as cash flow hedges in accordance with the Derivatives and Hedging topic of the Codification. Since all of the critical terms of our swap agreements match the debt to which they pertain, there was no ineffectiveness relating to these interest rate swaps in 2015 or 2014. All related unrealized losses were deferred in accumulated other comprehensive loss. We recognized an amount less than a million and approximately $1 million in additional interest expense in the six months ended June 30, 2015 and 2014, respectively.

The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

	June 30, 2015	December 31, 2014
	(unaudited)
Fuel derivatives
Longest remaining term (months)	6	12
Hedged volume (barrels, in thousands)	1,206	2,808
Liability fair value recorded in other accrued liabilities (1)	$38	$102
Estimated amount of existing losses expected to be reclassified into earnings in the next 12 months	(38)	(102)
Interest rate derivatives
Liability fair value recorded in other long term liabilities (2)	$1	$1
Estimated amount of existing losses expected to be reclassified into earnings in the next 12 months	(1)	(1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Fuel derivatives
Hedge effectiveness losses recognized in aircraft fuel expense	$(31)	$(2)	$(66)	$(3)
Gains on derivatives not qualifying for hedge accounting recognized in other expense	—	—	1	—
Hedge ineffectiveness losses recognized in other expense	—	—	—	—
Hedge gains (losses) on derivatives recognized in comprehensive income	12	7	(2)	3
Percentage of actual consumption economically hedged	20%	15%	20%	16%
Interest rate derivatives
Hedge losses on derivatives recognized in interest expense	$—	$(1)	$—	$(1)
Hedge gains (losses) on derivatives recognized in comprehensive income	—	—	—	—
____________________________

(1)	Gross asset or liability of each contract prior to consideration of offsetting positions with each counterparty

(2)	Gross liability, prior to impact of collateral posted

Any outstanding derivative instrument exposes us to credit loss in connection with our fuel contracts in the event of nonperformance by the counterparties to our agreements, but we do not expect that any of our counterparties will fail to meet their obligations. The amount of such credit exposure is generally the fair value of our outstanding contracts for which we are in a receivable position. To manage credit risks we select counterparties based on credit assessments, limit our overall exposure to any single counterparty and monitor the market position with each counterparty. Some of our agreements require cash deposits from either JetBlue or our counterparty if market risk exposure exceeds a specified threshold amount.
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

The impact of offsetting derivative instruments is depicted below (in millions):

	Gross Amount of Recognized		Gross Amount of Cash Collateral	Net Amount Presented in Balance Sheet
	Assets	Liabilities	Offset	Assets	Liabilities
As of June 30, 2015 (unaudited)
Fuel derivatives	$—	$38	$12	$—	$26
Interest rate derivatives	—	1	1	—	—

As of December 31, 2014
Fuel derivatives	$—	$102	$51	$—	$51
Interest rate derivatives	—	1	1	—	—

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
The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of June 30, 2015 and December 31, 2014 (in millions):

	June 30, 2015
	(unaudited)
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$245	$—	$—	$245
Available-for-sale investment securities	—	170	—	170
	$245	$170	$—	$415
Liabilities
Aircraft fuel derivatives	$—	$38	$—	$38
Interest rate swaps	—	1	—	1
	$—	$39	$—	$39

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$153	$—	$—	$153
Available-for-sale investment securities	—	125	—	125
	$153	$125	$—	$278
Liabilities
Aircraft fuel derivatives	$—	$102	$—	$102
Interest rate swaps	—	1	—	1
	$—	$103	$—	$103
Refer to Note 3 for fair value information related to our outstanding debt obligations as of June 30, 2015 and December 31, 2014.
Cash equivalents
Our cash equivalents include money market securities which are readily convertible into cash and are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.
Available-for-sale investment securities
Included in our available-for-sale investment securities are time deposits and commercial paper with maturities greater than 90 days but less than one year. The fair values of these instruments are based on observable inputs in non-active markets and are therefore classified as Level 2 in the hierarchy. We did not record any significant gains or losses on these securities during the three and six months ended June 30, 2015 and 2014.
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
The tax expense recorded in connection with this transaction totaled $72 million, net of $19 million tax benefit related to the utilization of a capital loss carryforward. The capital gain generated from the sale of LiveTV resulted in the release of a valuation allowance related to the capital loss deferred tax asset. This resulted in an after tax gain on the sale of approximately $169 million.
LiveTV operations are no longer being consolidated as a subsidiary in JetBlue's condensed consolidated financial statements. The effect of this change in reporting structure is not material to the financial statements presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Second Quarter 2015 Highlights

•	We had a $124 million increase in passenger revenue compared to the second quarter 2014 due to an 8.3% increase in revenue passengers as well as a 0.6% increase in the average fare.

•
Operating expense per available seat mile decreased by 8.6% to 10.86 cents, primarily due to a significant decline in aircraft fuel expenses and the reduction in expense related to the sale of LiveTV in 2014. Excluding fuel and profit sharing, our cost per available seat mile(1) increased by 0.6%.

•
Operating income reached $282 million, an increase of $141 million over the comparable period in 2014. This increase was principally driven by higher passenger revenue and a reduction in aircraft fuel expenses.

•We generated $890 million in cash from operations for the six months ended June 30, 2015.

Balance Sheet
We ended the second quarter of 2015 with unrestricted cash, cash equivalents and short-term investments of $915 million and undrawn lines of credit of approximately $600 million. Our unrestricted cash, cash equivalents and short-term investments is approximately 15% of trailing twelve months revenue. We increased the number of unencumbered aircraft by four during the quarter by using cash on hand to pay for our deliveries and to prepay debt. We have 46 unencumbered aircraft and 34 unencumbered spare engines as of June 30, 2015.
Network
As part of our ongoing network initiatives and route optimization efforts, we continued to make schedule and frequency adjustments throughout the second quarter of 2015, including the announcement of daily service between Florida and Mexico City to begin in October 2015, and the introduction of additional Mint™ service between Boston and San Francisco beginning in March 2016.
Outlook for 2015
For the third quarter of 2015, cost per available seat mile, excluding fuel and profit sharing(1) is expected to increase between 1.0% and 3.0% over the comparable 2014 period. In addition, we expect operating capacity to increase between 8.5% and 10.5% over the comparable 2014 period.
For the full year 2015, we expect our operating capacity to increase between 7.0% and 9.0% over full year 2014 with the addition of six Airbus A321 aircraft to our operating fleet later this year. We expect the upper end of the operating capacity range to be more likely due to the strength of our completion factor as well as additional Mint™ offerings during the fourth quarter of 2015. We expect our cost per available seat mile, excluding fuel and profit sharing(1), for full year 2015 to increase between zero and 1.5% over full year 2014.
We introduced Fare Options on June 30, 2015 which enables us to dynamically price our product based on customer feedback. Customers currently have a choice to purchase tickets from three branded fares: Blue, Blue Plus, and Blue Flex. Each fare includes different offerings, such as free checked bags, reduced change fees, and additional TrueBlue points. We expect Fare Options to generate incremental operating income in future periods.

(1) Refer to our "Regulation G Reconciliation" note below for more information on this non-GAAP measure.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2015 vs. 2014
Overview
We reported net income of $152 million, an operating income of $282 million and an operating margin of 17.5% for the three months ended June 30, 2015. This compares to net income of $230 million, an operating income of $141 million and an operating margin of 9.4% for the three months ended June 30, 2014. Diluted earnings per share were $0.44 for the second quarter of 2015 compared to $0.68 for the same period in 2014. Our 2014 results includes the gain from the sale of LiveTV, LLC. Excluding the gain(1), net income for the three months ended June 30, 2014 was $61 million and diluted earnings per share was $0.19.
On-time performance, as defined by the Department of Transportation, or DOT, is arrival within 14 minutes of scheduled arrival. In the second quarter of 2015, our systemwide on-time performance was 82.2% compared to 78.9% for the same period in 2014. Our on-time performance remains challenged by our concentration of operations in the northeast of the U.S., one of the world's most congested airspaces. Our completion factor was 99.3% in the second quarter of 2015 and 98.3% in the same period in 2014.

Operating Revenues

	Three Months Ended June 30,		Year-over-Year Change
(Revenues in millions; percent changes based on unrounded numbers)	2015	2014	$	%
Passenger Revenue	$1,496	$1,372	$124	9.0
Other Revenue	116	121	(5)	(4.6)
Operating Revenues	$1,612	$1,493	$119	7.9

Average Fare	$168.85	$167.80	$1.05	0.6
Yield per passenger mile (cents)	14.28	14.25	0.03	0.2
Passenger revenue per ASM (cents)	12.22	12.05	0.17	1.4
Operating revenue per ASM (cents)	13.17	13.12	0.05	0.4
Average stage length (miles)	1,085	1,088	(3)	(0.3)
Revenue passengers (thousands)	8,858	8,179	679	8.3
Revenue passenger miles (millions)	10,472	9,632	840	8.7
Available Seat Miles (ASMs) (millions)	12,237	11,386	851	7.5
Load Factor	85.6%	84.6%		1.0	pt.
Passenger revenue is our primary source of revenue, which includes seat revenue as well as revenue from our ancillary product offerings such as EvenMore™ Space. The increase in passenger revenue of $124 million, or 9.0%, for the three months ended June 30, 2015 compared to the same period in 2014 was primarily attributable to a 7.5% increase in capacity, 0.2% increase in the yield per passenger mile and a 1.0 point increase in load factor. Other revenue for the second quarter of 2014 included approximately $13 million related to our ownership of LiveTV, which was subsequently sold during 2014.

(1) Refer to our "Regulation G Reconciliation" note below for more information on this non-GAAP measure.

Operating Expenses
In detail, our operating costs per available seat mile, or ASM, were as follows:

	Three Months Ended June 30,		Year-over-Year Change		Cents per ASM
(in millions; per ASM data in cents; percent changes based on unrounded numbers)	2015	2014	$	%	2015	2014	% Change
Aircraft fuel and related taxes	$371	$497	$(126)	(25.3)	3.03	4.37	(30.7)
Salaries, wages and benefits	375	316	59	18.7	3.06	2.78	10.1
Landing fees and other rents	90	83	7	7.0	0.74	0.73	1.4
Depreciation and amortization	81	77	4	5.5	0.66	0.68	(2.9)
Aircraft rent	31	31	—	(0.7)	0.25	0.27	(7.4)
Sales and marketing	70	69	1	1.6	0.57	0.61	(6.6)
Maintenance materials and repairs	126	102	24	23.0	1.03	0.90	14.4
Other operating expenses	186	177	9	4.9	1.52	1.54	(1.3)
Total operating expenses	$1,330	$1,352	$(22)	(1.7)%	10.86	11.88	(8.6)%

Aircraft Fuel and Hedging
Aircraft fuel and related taxes decreased by $126 million, or 25.3%, for the three months ended June 30, 2015 compared to the same period in 2014. The average fuel price per gallon for the second quarter 2015 decreased by 30.9% to $2.13. This was partially offset by an increase of 8.1%, or 13 million gallons, in our fuel consumption and a 6.3% increase in the average number of aircraft operating during the second quarter 2015 as compared to the same period in 2014.
In addition, losses upon settlement of effective fuel hedges during the second quarter of 2015 were $30 million versus losses of $2 million during the same period in 2014.
Salaries, Wages and Benefits
Salaries, wages and benefits increased $59 million, or 18.7%, for the three months ended June 30, 2015 compared to the same period in 2014. It was our largest expense for the quarter, representing approximately 28% of our total operating expenses. The primary drivers were an increase in profit sharing which is based on adjusted pre-tax income as well as additional headcount.
Landing Fees and Other Rents
Landing fees and other rents increased $7 million, or 7.0%, for the three months ended June 30, 2015 compared to the same period in 2014, primarily due to increased departures and facility rate increases.
Depreciation and Amortization
Depreciation and amortization increased $4 million, or 5.5%, for the three months ended June 30, 2015 compared to the same period in 2014, primarily due to aircraft additions and facility improvements placed in service.
Maintenance Materials and Repairs
Maintenance materials and repairs increased $24 million, or 23.0%, for the three months ended June 30, 2015 compared to the same period in 2014, primarily driven by increased flight hours on our engine flight-hour based maintenance repair agreements and by the number of airframe heavy maintenance repairs.
Other Operating Expenses
Other operating expenses increased $9 million, or 4.9%, for the three months ended June 30, 2015 compared to the same period in 2014, primarily due to an increase in airport services and passenger on-board supplies resulting from increased passengers flown.

Six Months Ended June 30, 2015 vs. 2014
Overview
We reported net income of $289 million, an operating income of $535 million and an operating margin of 17.1% for the six months ended June 30, 2015. This compares to net income of $234 million, operating income of $182 million and an operating margin of 6.4% for the six months ended June 30, 2014. Diluted earnings per share was $0.84 for the six months ended June 30, 2015 compared to $0.69 for the same period in 2014. Our 2014 results include the gain from the sale of LiveTV, LLC. Excluding the gain(1), net income for the six months ended June 30, 2015 was $66 million and diluted earnings per share was $0.21.
Approximately 80% of our operations reside in the heavily populated northeast corridor of the U.S., which includes the New York and Boston metropolitan areas. During the first three months of 2014, this area experienced one of the coldest winters in 20 years, with New York and Boston each experiencing over 57 inches of snow. This led to the cancellation of approximately 4,100 flights in the first quarter of 2014 which negatively impacted our seat and ancillary revenues such as change fees, due to our policy of waiving them during severe weather events. During the first three months of 2015, a series of winter storms impacted this area, with Boston's Logan Airport experiencing record breaking snowfall totals. Despite the adverse weather conditions, our operational performance improved over the same period in 2014, resulting in approximately 37% fewer flight cancellations. We estimate that winter storms reduced our operating income by approximately $10 million in the first quarter of 2015 and $35 million in the first quarter of 2014.

Operating Revenues

	Six Months Ended June 30,		Year-over-Year Change
(Revenues in millions; percent changes based on unrounded numbers)	2015	2014	$	%
Passenger Revenue	$2,904	$2,602	$302	11.6
Other Revenue	231	240	(9)	(3.8)
Operating Revenues	$3,135	$2,842	$293	10.3

Average Fare	$171.29	$167.75	$3.54	2.1
Yield per passenger mile (cents)	14.45	14.22	0.23	1.6
Passenger revenue per ASM (cents)	12.28	11.93	0.35	2.9
Operating revenue per ASM (cents)	13.25	13.04	0.21	1.7
Average stage length (miles)	1,091	1,091	—	—
Revenue passengers (thousands)	16,953	15,512	1,441	9.3
Revenue passenger miles (millions)	20,093	18,294	1,799	9.8
Available Seat Miles (ASMs) (millions)	23,656	21,805	1,851	8.5
Load Factor	84.9%	83.9%		1.0	pt.
The increase in passenger revenues of $302 million, or 11.6%, for the six months ended June 30, 2015 compared to the same period in 2014 was mainly attributable to the 8.5% increase in capacity and 1.6% increase in the yield per passenger mile. Other revenue for the six months ended June 30, 2014 included approximately $30 million related to our ownership of LiveTV, which was subsequently sold during 2014.

(1) Refer to our "Regulation G Reconciliation" note below for more information on this non-GAAP measure.

Operating Expenses
In detail, operating costs per available seat mile were as follows (percent changes are based on unrounded numbers):

	Six Months Ended June 30,		Year-over-Year Change		Cents per ASM
(in millions; per ASM data in cents; percent changes based on unrounded numbers)	2015	2014	$	%	2015	2014	% Change
Aircraft fuel and related taxes	$706	$961	$(255)	(26.5)	2.99	4.41	(32.2)
Salaries, wages and benefits	750	645	105	16.3	3.17	2.96	7.1
Landing fees and other rents	173	160	13	8.1	0.73	0.73	—
Depreciation and amortization	168	155	13	9.0	0.71	0.71	—
Aircraft rent	62	62	—	(1.3)	0.26	0.28	(7.1)
Sales and marketing	130	123	7	6.2	0.55	0.56	(1.8)
Maintenance materials and repairs	239	196	43	22.0	1.01	0.90	12.2
Other operating expenses	372	358	14	3.4	1.57	1.65	(4.8)
Total operating expenses	$2,600	$2,660	$(60)	(2.3)%	10.99	12.20	(9.9)%
Our operating expenses contain variable costs that decreased primarily due to a 32.6% decrease in average fuel cost per gallon.
Aircraft Fuel and Hedging
Aircraft fuel expense decreased $255 million, or 26.5%, for the six months ended June 30, 2015 compared to the same period in 2014,and represented approximately 27% of our total operating expenses. Fuel consumption increased by 28 million gallons or 9.0% mainly due to a 6.0% increase in the average number of operating aircraft in 2015 compared to 2014 as well as a 7.2% increase in departures. This was offset by a decrease in the average fuel cost per gallon from $3.11 in 2014 to $2.10 in 2015. Losses upon settlement of effective fuel hedges during 2015 were $65 million versus losses upon settlement of effective fuel hedges during the same period in 2014 of $3 million.
Salaries, Wages and Benefits
Salaries, wages and benefits increased $105 million, or 16.3%, for the six months ended June 30, 2015 compared to the same period in 2014. The primary driver was an increase in profit sharing which is based on adjusted pre-tax income as well as additional headcount. Our average number of full-time equivalent employees in the six months ended June 30, 2015 increased by 8.1% compared to the same period in 2014.
Landing Fees and Other Rents
Landing fees and other rents increased $13 million, or 8.1% for the six months ended June 30, 2015 as compared to the same period in 2014, primarily due to increased departures.
Depreciation and Amortization
Depreciation and amortization increased approximately $13 million, or 9.0%, for the six months ended June 30, 2015 compared to the same period in 2014, primarily due to having an average of 146 owned and capital leased aircraft in service in 2015 compared to 134 in 2014. Additionally, depreciation expense increased in 2015 due to the completion of our international arrivals facility and additional gates at T5, our terminal at JFK, which was completed in November 2014.
Sales and Marketing
Sales and marketing increased $7 million, or 6.2%, for the six months ended June 30, 2015 compared to the same period in 2014, primarily due to increased sales distribution costs associated with increased revenues.
Maintenance Materials and Repairs
Maintenance materials and repairs increased approximately $43 million, or 22.0%, for the six months ended June 30, 2015 compared to 2014, primarily driven by increased flight hours on our engine flight-hour based maintenance repair agreements and by the number of airframe heavy maintenance repairs.

Other Operating Expenses
Other operating expenses increased $14 million, or 3.4%, for the six months ended June 30, 2015 compared to 2014, primarily due to an increase in airport services and passenger on-board supplies resulting from increased passengers flown partially offset by a $9 million gain related to insurance recovery for a damaged engine.

The following table sets forth our operating statistics for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
	2015	2014	%		2015	2014	%
Operating Statistics:
Revenue passengers (thousands)	8,858	8,179	8.3		16,953	15,512	9.3
Revenue passenger miles (millions)	10,472	9,632	8.7		20,093	18,294	9.8
Available seat miles (ASMs) (millions)	12,237	11,386	7.5		23,656	21,805	8.5
Load factor	85.6%	84.6%	1.0	pt.	84.9%	83.9%	1.0	pt.
Aircraft utilization (hours per day)	12.0	12.0	0.1		11.8	11.8	0.7

Average fare	$168.85	$167.80	0.6		$171.29	$167.75	2.1
Yield per passenger mile (cents)	14.28	14.25	0.2		14.45	14.22	1.6
Passenger revenue per ASM (cents)	12.22	12.05	1.4		12.28	11.93	2.9
Operating revenue per ASM (cents)	13.17	13.12	0.4		13.25	13.04	1.7
Operating expense per ASM (cents)	10.86	11.88	(8.6)		10.99	12.20	(9.9)
Operating expense per ASM, excluding fuel (cents)	7.83	7.51	4.2		8.00	7.79	2.7
Operating expense per ASM, excluding fuel & profit sharing (cents) (1)	7.56	7.51	0.6		7.75	7.79	(0.6)
Airline operating expense per ASM (cents) (2)	10.86	11.73	(7.4)		10.99	12.03	(8.7)

Departures	79,558	74,917	6.2		153,381	143,069	7.2
Average stage length (miles)	1,085	1,088	(0.3)		1,091	1,091	—
Average number of operating aircraft during period	206.0	193.9	6.3		205.0	193.4	6.0
Average fuel cost per gallon, including fuel taxes	$2.13	$3.09	(30.9)		$2.10	$3.11	(32.6)
Fuel gallons consumed (millions)	174	161	8.1		337	309	9.0
Average number of full-time equivalent employees (2)					14,223	13,162	8.1
__________________________

(1)	Refer to our “Regulation G Reconciliation” note below for more information on this non-GAAP measure.

(2)
Excludes results of operations and employees of LiveTV, LLC, which are unrelated to our airline operations and are immaterial to our consolidated operating results. As of June 10, 2014, employees of LiveTV, LLC are no longer part of JetBlue.

Although we experienced revenue growth throughout 2014 as well as in the first half of 2015, this trend may not continue. Except for the uncertainty related to the direction of fuel prices, we expect our expenses to continue to increase as we acquire additional aircraft, as our fleet ages and as we expand the frequency of flights in existing markets as well as enter into new markets. In addition, we expect our operating results to significantly fluctuate from quarter-to-quarter in the future as a result of various factors, many of which are outside of our control. Consequently, we believe quarter-to-quarter comparisons of our operating results may not necessarily be meaningful; you should not rely on our results for any one quarter as an indication of our future performance.

LIQUIDITY AND CAPITAL RESOURCES
The airline business is capital intensive. Our ability to successfully execute our growth plans is largely dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business depends on maintaining sufficient liquidity. We believe we have adequate resources from a combination of cash and cash equivalents, investment securities on hand and two available lines of credit. Additionally, as of June 30, 2015, we had 46 unencumbered aircraft and 34 unencumbered spare engines which we believe could be an additional source of liquidity, if necessary.
We believe a healthy liquidity position is crucial to our ability to weather any part of the economic cycle while continuing to execute on our plans for profitable growth and increased returns. Our goal is to continue to be diligent with our liquidity, maintaining financial flexibility and allowing for prudent capital spending.
At June 30, 2015, we had unrestricted cash and cash equivalents of $422 million and short-term investments of $493 million. We believe our current level of unrestricted cash, cash equivalents and short-term investments of approximately 15% of trailing twelve months revenue, combined with our available lines of credit and portfolio of unencumbered assets provides us with a strong liquidity position and the potential for higher returns on cash deployment.
Analysis of Cash Flows
Operating Activities
We rely primarily on operating cash flows to provide working capital for current and future operations. Cash flows from operating activities were $890 million and $541 million for the six months ended June 30, 2015 and 2014, respectively.
Investing Activities
During the six months ended June 30, 2015, capital expenditures related to our purchase of flight equipment included$244 million related to the purchase of six Airbus A321 aircraft, $39 million in work-in-progress relating to flight equipment, $34 million for flight equipment deposits, and $20 million for spare part purchases. Other property and equipment capital expenditures also included ground equipment purchases and facilities improvements for $69 million. Investing activities also included the net purchase of $125 million of investment securities.
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
Financing Activities
Financing activities for the six months ended June 30, 2015 consisted of the scheduled maturities of $94 million relating to debt and capital lease obligations, prepayment of $52 million of outstanding principal relating to seven Airbus A320 aircraft as well as outstanding balance of $32 million on a special facility revenue bond for JFK that was issued by the New York City Industrial Development Agency in December 2006. In addition, we acquired $163 million in treasury shares of which $150 million related to our accelerated share repurchase in June of 2015. During the period, we realized $57 million in proceeds from the issuance of stock related to employee share-based compensation. In the future we may issue, in one or more offerings, debt securities, pass-through certificates, common stock, preferred stock and/or other securities.
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

Working Capital
We had a working capital deficit of $781 million and $736 million at June 30, 2015 and December 31, 2014, respectively. Working capital deficits can be customary in the airline industry because air traffic liability is classified as a current liability. Our working capital deficit increased by $45 million due to several factors, primarily due to an increase in air traffic liability and accounts payable balances as a result of seasonal travel trends, partially offset by an overall increase in our cash balances and investment securities.
We expect to meet our obligations as they become due through available cash, investment securities and internally generated funds, supplemented as necessary by financing activities which may be available to us. We expect to generate positive working capital through our operations. However, we cannot predict what the effect on our business might be from the extremely competitive environment we operate in or from events beyond our control, such as volatile fuel prices, economic conditions, weather-related disruptions, airport infrastructure challenges, the spread of infectious diseases, the impact of airline bankruptcies, restructurings or consolidations, U.S. military actions or acts of terrorism. We believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.
Our scheduled debt maturities are expected to increase over the next five years, with a scheduled peak in 2016 of $455 million. As part of our efforts to effectively manage our balance sheet and improve Return on Invested Capital, or ROIC, we expect to continue to actively manage our debt balances. Our approach to debt management includes managing the mix of fixed and floating rate debt, annual maturities of debt and the weighted average cost of debt. We intend to continue to opportunistically pre-pay outstanding debt when market conditions and terms are favorable as well as when excess liquidity is available. Additionally, our unencumbered assets allow some flexibility in managing our cost of debt and capital requirements.
Contractual Obligations
Our noncancelable contractual obligations at June 30, 2015, include the following (in millions):

	Payments due in
	Total	2015	2016	2017	2018	2019	Thereafter
Debt and capital lease obligations (1)	2,610	190	545	275	275	280	1,045
Lease commitments	1,385	105	170	145	135	115	715
Flight equipment purchase obligations	6,420	320	540	585	510	935	3,530
Other obligations (2)	4,205	620	725	615	600	550	1,095
Total	$14,620	$1,235	$1,980	$1,620	$1,520	$1,880	$6,385
____________________________

(1)	Includes actual interest and estimated interest for floating-rate debt based on June 30, 2015 rates

(2)	Amounts include noncancelable commitments for the purchase of goods and services

As of June 30, 2015, we are in compliance with the covenants of our debt and lease agreements. We have approximately $34 million of restricted cash pledged under standby letters of credit related to certain leases that will expire at the end of the related lease terms.

As of June 30, 2015, we operated a fleet of 18 Airbus A321 aircraft, 130 Airbus A320 aircraft and 60 EMBRAER 190 aircraft in addition to one Airbus A321 aircraft that was delivered during the quarter and which we expect to place into service during the third quarter. Of our fleet, 143 are owned by us, of which 46 are unencumbered, 60 are leased under operating leases and six are leased under capital leases. As of June 30, 2015, the average age of our operating fleet is 8.1 years and our firm aircraft order was as follows:

Year	Airbus A320 neo	Airbus A321	Airbus A321 neo	EMBRAER 190	Total

2015		6			6
2016		10			10
2017		10			10
2018		1	6		7
2019			15		15
2020	6		9	10	25
2021	16			7	23
2022	3		13	7	23
2023			2		2
	25	27	45	24	121
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
Capital expenditures for non-aircraft such as facility improvements, spare parts and aircraft improvements are expected to be approximately $90 million for the remainder of 2015.
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

Government Investigation
On July 24, 2015, certain domestic airlines received a letter from the United States Department of Transportation that requests information with respect to pricing practices along the Northeast Corridor during the period of time that Amtrak service was delayed or suspended as a result of the derailment on May 12, 2015.  We are in receipt of such a letter and expect to provide the requested information to the Department of Transportation by August 24, 2015.   Given the early stage of this investigation, it is difficult to predict what the ultimate outcome might be; however, we don’t believe that this investigation will have a material impact on our financial condition.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates included in our 2014 Form 10-K.
Forward-Looking Information
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which represent our management's beliefs and assumptions concerning future events. When used in this document and in documents incorporated herein by reference, the words “expects,” “plans,” “anticipates,” “indicates,” “believes,” “forecast,” “guidance,” “outlook,” “may,” “will,” “should,” “seeks,” “targets” and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks, uncertainties and assumptions, and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including, without limitation, our extremely competitive industry; volatility in financial and credit markets which could affect our ability to obtain debt and/or lease financing or to raise funds through debt or equity issuances; volatility in fuel prices, maintenance costs and interest rates; our ability to implement our growth strategy; our significant fixed obligations and substantial indebtedness; our ability to attract and retain qualified personnel and maintain our culture as we grow; our reliance on high daily aircraft utilization; our dependence on the New York and Boston metropolitan markets and the effect of increased congestion in this market; our reliance on automated systems and technology; our being subject to potential unionization, work stoppages, slowdowns or increased labor costs; our reliance on a limited number of suppliers; our presence in some international emerging markets that may experience political or economic instability or may subject us to legal risk; reputational and business risk from information security breaches; changes in or additional government regulation; changes in our industry due to other airlines' financial condition; acts of war on terrorist attacks; global economic conditions or an economic downturn leading to a continuing or accelerated decrease in demand for domestic and business air travel; the spread of infectious diseases; and external geopolitical events and conditions. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change prior to the end of each quarter or year. Although these expectations may change, other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.
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

Regulation G Reconciliation
Costs per Available Seat Mile (Non-GAAP)
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

RECONCILIATION OF OPERATING EXPENSE PER ASM, EXCLUDING FUEL AND PROFIT SHARING
(dollars in millions, per ASM data in cents)
(unaudited)
	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	$	per ASM	$	per ASM	$	per ASM	$	per ASM
Total operating expenses	$1,330	10.86	$1,352	11.88	$2,600	10.99	$2,660	12.20
Less: Aircraft fuel and related taxes	371	3.03	497	4.37	706	2.99	961	4.41
Operating expenses, excluding fuel	959	7.83	855	7.51	1,894	8.00	1,699	7.79
Less: Profit sharing	33	0.27	—	—	60	0.25	—	—
Operating expense, excluding fuel and profit sharing	$926	7.56	$855	7.51	$1,834	7.75	$1,699	7.79

Net Income and Diluted Earnings per Share, excluding special items (Non-GAAP)

We exclude special items from net income and pre-tax income as we believe the exclusion of these items is helpful to investors to evaluate JetBlue’s recurring core operational performance in the periods shown. Therefore, we adjust for these amounts. Special items excluded in the tables below showing the reconciliation of net income and diluted earnings per share include the gain on the sale of JetBlue’s wholly-owned subsidiary LiveTV due to the non-recurring nature of this item.

RECONCILIATION OF NET INCOME, INCOME BEFORE INCOME TAXES AND EPS EXCLUDING SPECIAL ITEMS
(in millions, except per share amounts)
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income before income taxes	250	345	472	351
Less: Gain on sale of subsidiary	—	242	—	241
Income before income taxes excluding special items	250	103	472	110
Less: Income tax expense	98	115	183	117
Add back: Income tax related to gain on sale of subsidiary (a)	—	73	—	73
Net Income excluding special items	$152	$61	$289	$66

Earnings per common share excluding special items
Basic	$0.48	$0.21	$0.92	$0.23
Diluted	$0.44	$0.19	$0.84	$0.21

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
Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the June 30, 2015 cost per gallon of fuel. Based on projected fuel consumption for the next 12 months, including the impact of our hedging position, such an increase would result in an increase to aircraft fuel expense of approximately $155 million. We have hedged approximately 14% of our projected 2015 fuel requirements. All hedge contracts existing at June 30, 2015 settle by December 31, 2015. The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts. Refer to Note 8 in our unaudited condensed consolidated financial statements, included in Part I, Item 1 of this Report, for additional information.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $1.5 billion of our debt and capital lease obligations, with the remaining $0.5 billion having floating interest rates. As of June 30, 2015, if interest rates were on average 100 basis points higher in 2015 our annual interest expense would increase by approximately $5 million. This is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
If interest rates were to average 10% lower in 2015 than they did during 2014, our interest income from cash and investment balances would remain relatively constant. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents and investment securities balances at June 30, 2015 and December 31, 2014.
Convertible Debt
On June 30, 2015, our $128 million aggregate principal amount of convertible debt had an estimated fair value of $564 million, based on an assumed conversion of the debt and the quoted market price of our stock.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure.  Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2015.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the fiscal quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the second quarter of 2015 the following shares were repurchased under the program:

Period	Total Number of Shares Purchased		Average price paid per share		Total number of shares purchased as part of publicly announced program (2)	Maximum number of shares that may yet to be purchased under the program (2)
June 2015	6,141,249	(1)	$—	(1)	6,141,249	7,173,637
Total	6,141,249				6,141,249
(1) JetBlue paid $150 million as part of its ASR agreement for an initial delivery of 6,141,249 shares based on a price of $19.54 per share, the closing price of JetBlue's common stock on June 15, 2015. The total number of shares expected to be purchased by JetBlue will be based on the volume weighted average prices of JetBlue's common stock during the term of the ASR.
(2) In September 2012, the Board of Directors authorized a five year share repurchase program of up to 25 million shares, under which we have repurchased a total of 17.8 million shares of our common stock at an average price of $12.29 per share as of the filing of this Report. We may adjust or change our share repurchase practices based on market conditions and other alternatives.

ITEM 6. EXHIBITS
Exhibits: See accompanying Exhibit Index included after the signature page of this Report for a list of the exhibits filed or furnished with this Report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)
Date:	July 31, 2015	By:	/s/ Alexander Chatkewitz
Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1*	Amended and Restated JetBlue Airways Corporation 2011 Crewmember Stock Purchase Plan

10.2*	Amended and Restated JetBlue Airways Corporation 2011 Incentive Compensation Plan

10.2(a)*	Amended and Restated JetBlue Airways Corporation 2011 Incentive Compensation Plan form of restricted stock unit award agreement

10.2(b)*	Amended and Restated JetBlue Airways Corporation 2011 Incentive Compensation Plan form of deferred stock unit award agreement

10.2(c)*	Amended and Restated JetBlue Airways Corporation 2011 Incentive Compensation Plan form of performance share unit agreement (2015)

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Certification Pursuant to Section 1350, furnished herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement