Form 10-Q
period 2015-09-30
JETBLUE AIRWAYS CORP
filed 2015-10-30
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐           No ☑
As of September 30, 2015, there were 315,060,521 shares outstanding of the registrant’s common stock, par value $.01.

JETBLUE AIRWAYS CORPORATION
FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except share and per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$544	$341
Investment securities	588	367
Receivables, less allowance (2015-$7; 2014-$6)	149	136
Prepaid expenses and other	345	356
Total current assets	1,626	1,200
PROPERTY AND EQUIPMENT
Flight equipment	6,719	6,233
Predelivery deposits for flight equipment	180	207
	6,899	6,440
Less accumulated depreciation	1,516	1,354
	5,383	5,086
Other property and equipment	857	816
Less accumulated depreciation	286	252
	571	564
Assets constructed for others	561	561
Less accumulated depreciation	155	139
	406	422
Total property and equipment	6,360	6,072
OTHER ASSETS
Investment securities	47	60
Restricted cash	66	61
Other	495	446
Total other assets	608	567
TOTAL ASSETS	$8,594	$7,839

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except share and per share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$264	$208
Air traffic liability	1,101	973
Accrued salaries, wages and benefits	307	203
Other accrued liabilities	315	287
Current maturities of long-term debt and capital leases	238	265
Total current liabilities	2,225	1,936

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	1,744	1,968

CONSTRUCTION OBLIGATION	476	487

DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	1,040	832
Other	92	87
	1,132	919
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900,000,000 shares authorized, 381,674,691 and 368,883,960 shares issued and 315,060,521 and 309,871,309 shares outstanding at September 30, 2015 and December 31, 2014, respectively	4	4
Treasury stock, at cost; 66,614,170 and 59,012,651 shares at September 30, 2015 and December 31, 2014, respectively	(289)	(125)
Additional paid-in capital	1,831	1,711
Retained earnings	1,489	1,002
Accumulated other comprehensive loss	(18)	(63)
Total stockholders’ equity	3,017	2,529
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,594	$7,839

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
OPERATING REVENUES
Passenger	$1,551	$1,414	$4,455	$4,016
Other	136	115	367	355
Total operating revenues	1,687	1,529	4,822	4,371
OPERATING EXPENSES
Aircraft fuel and related taxes	342	515	1,048	1,476
Salaries, wages and benefits	389	318	1,139	963
Landing fees and other rents	91	88	264	248
Depreciation and amortization	84	79	252	234
Aircraft rent	30	31	92	93
Sales and marketing	69	59	199	182
Maintenance materials and repairs	132	109	371	305
Other operating expenses	199	166	571	524
Total operating expenses	1,336	1,365	3,936	4,025

OPERATING INCOME	351	164	886	346

OTHER INCOME (EXPENSE)
Interest expense	(32)	(37)	(98)	(113)
Capitalized interest	2	4	6	11
Interest income (expense) and other	1	1	—	(2)
Gain on sale of subsidiary	—	—	—	241
Total other income (expense)	(29)	(32)	(92)	137

INCOME BEFORE INCOME TAXES	322	132	794	483

Income tax expense	124	53	307	170

NET INCOME	$198	$79	$487	$313

EARNINGS PER COMMON SHARE:
Basic	$0.63	$0.27	$1.55	$1.07
Diluted	$0.58	$0.24	$1.42	$0.93

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended September 30,
	2015	2014
NET INCOME	$198	$79
Changes in fair value of derivative instruments, net of reclassifications into earnings (net of $3 and $(11) of taxes in 2015 and 2014, respectively)	6	(16)
Total other comprehensive income (loss)	6	(16)
COMPREHENSIVE INCOME	$204	$63

	Nine Months Ended September 30,
	2015	2014
NET INCOME	$487	$313
Changes in fair value of derivative instruments, net of reclassifications into earnings (net of $28 and $(8) of taxes in 2015 and 2014, respectively)	45	(12)
Total other comprehensive income (loss)	45	(12)
COMPREHENSIVE INCOME	$532	$301

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in millions)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$487	$313
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	201	157
Depreciation	210	197
Amortization	42	43
Stock-based compensation	15	16
(Gains) losses on sale of assets, debt extinguishment, and customer contract termination	(7)	3
Gain on sale of subsidiary	—	(241)
Collateral returned for derivative instruments	44	1
Changes in certain operating assets and liabilities	300	208
Other, net	2	27
Net cash provided by operating activities	1,294	724
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(493)	(498)
Predelivery deposits for flight equipment	(59)	(99)
Proceeds from sale of subsidiary	—	393
Purchase of held-to-maturity investments	(340)	(194)
Proceeds from the maturities of held-to-maturity investments	224	236
Purchase of available-for-sale securities	(237)	(335)
Proceeds from the sale of available-for-sale securities	140	388
Other, net	2	(4)
Net cash used in investing activities	(763)	(113)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	68	13
Issuance of long-term debt	—	342
Repayment of long-term debt and capital lease obligations	(232)	(648)
Acquisition of treasury stock	(164)	(82)
Other, net	—	(12)
Net cash used in financing activities	(328)	(387)
INCREASE IN CASH AND CASH EQUIVALENTS	203	224
Cash and cash equivalents at beginning of period	341	225
Cash and cash equivalents at end of period	$544	$449

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
JetBlue provides air transportation services across the United States, the Caribbean and Latin America. Our condensed consolidated financial statements include the accounts of JetBlue Airways Corporation, or JetBlue, and our subsidiaries which are collectively referred to as “we” or the “Company”. All majority-owned subsidiaries are consolidated on a line by line basis, with all intercompany transactions and balances having been eliminated. In June 2014, LiveTV, LLC, or LiveTV (and LTV Global, Inc, and LiveTV International, Inc., subsidiaries of LiveTV, LLC), were sold to Thales Holding Corporation, or Thales, and ceased to be subsidiaries of JetBlue. In September 2014, LiveTV Satellite Communications, LLC was sold to Thales and ceased to be a subsidiary of JetBlue. Following the close of the sales on June 10, 2014 and September 25, 2014, the transferred LiveTV operations are no longer presented in our condensed consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with our 2014 audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, or our 2014 Form 10-K.
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
Held-to-maturity investment securities. The contractual maturities of the corporate bonds we held as of September 30, 2015 were not greater than 24 months. We did not record any significant gains or losses on these securities during the three and nine months ended September 30, 2015 or 2014. The estimated fair value of these investments approximated their carrying value as of September 30, 2015 and December 31, 2014, respectively.
The carrying values of investment securities consisted of the following at September 30, 2015 and December 31, 2014 (in millions):

	September 30, 2015	December 31, 2014
Available-for-sale securities
Time deposits	$125	$125
Commercial paper	97	—
	222	125
Held-to-maturity securities
Time deposits	$—	$48
Corporate bonds	413	254
	413	302

Total	$635	$427

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

New Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements - Going Concern, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, topic of the FASB Accounting Standards Codification. This standard provides specific guidance that requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. This amendment is effective for the annual period ending after December 15, 2016 and for annual periods and interim periods thereafter; early adoption is permitted. The impact of this standard on our disclosures will be dependent on our financial condition at the time of adoption.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, topic of the FASB Codification, which supersedes existing revenue recognition guidance. Under the new standard, a company will recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. The standard allows for either full retrospective or modified retrospective adoption. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year to interim and annual reporting periods beginning after December 15, 2017 and permitted early adoption of the standard, but not prior to December 15, 2016. While we are still evaluating the full impact of adopting this standard on our condensed consolidated financial statements and disclosures, we have determined that it will impact our loyalty program accounting. The new standard will no longer allow us to use the incremental cost method when recording the financial impact of TrueBlue points earned on JetBlue purchases and will require us to re-value our liability with a relative fair value approach.

NOTE 2 — SHARE-BASED COMPENSATION
During the nine months ended September 30, 2015, 1.9 million restricted stock units vested and 0.9 million restricted stock units were granted under our 2011 Incentive Compensation Plan. In addition, 4.5 million stock options were exercised under our 2002 Stock Incentive Plan during the nine months ended September 30, 2015. We have not granted any stock options since 2008 and all previously granted stock options were fully expensed in 2012.
At our Annual Shareholders Meeting held on May 21, 2015, our shareholders approved amendments to the 2011 Incentive Compensation Plan and the 2011 Crewmember Stock Purchase Plan increasing the number of shares of Company common stock that remain available for issuance under each plan by 7.5 million and 15.0 million, respectively.

NOTE 3 — LONG TERM DEBT, SHORT TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS
During the nine months ended September 30, 2015, we made scheduled principal payments of $148 million on our outstanding long-term debt and capital lease obligations. In June 2015, we prepaid $52 million of outstanding principal relating to seven Airbus A320 aircraft; as a result, one aircraft became unencumbered and six have lower principal balances. During June 2015, we also prepaid the full $32 million principal outstanding on a special facility revenue bond for JFK that was issued by the New York City Industrial Development Agency in December 2006. During the second quarter of 2015, holders voluntarily converted approximately $26 million in principal amount of the Series B 5.5% convertible debentures, and as a result, we issued 5.8 million shares of our common stock. In October 2015, we exercised our right to redeem the remaining $42 million in principal amount of our Series B 5.5% convertible debentures. As a result, we anticipate any principal amounts of the Series B 5.5% convertible debentures remaining after any voluntarily conversion into shares of our common stock by holders will be redeemed during the fourth quarter of 2015.
Aircraft, engines, other equipment and facilities with a net book value of $3.09 billion at September 30, 2015 have been pledged as security under various loan agreements. As of September 30, 2015, we owned, free of encumbrance, 35 Airbus A320 aircraft, 13 Airbus A321 aircraft and 34 spare engines. At September 30, 2015, the weighted average interest rate of all of our long-term debt and capital lease obligations was 4.6% and scheduled maturities were $90 million for the remainder of 2015, $455 million in 2016, $196 million in 2017, $207 million in 2018, $224 million in 2019 and $810 million thereafter.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The carrying amounts and estimated fair values of our long-term debt at September 30, 2015 and December 31, 2014 were as follows (in millions):

	September 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Public Debt
Floating rate enhanced equipment notes:
Class G-1, due 2016	$28	$28	$35	$35
Class G-2, due 2016	185	182	185	180
Fixed rate special facility bonds, due through 2036	43	45	77	78
6.75% convertible debentures due in 2039	86	456	86	283
5.5% convertible debentures due in 2038	42	243	68	241
Non-Public Debt
Fixed rate enhanced equipment notes, due through 2023	$201	$212	$217	$224
Floating rate equipment notes, due through 2025	246	249	276	277
Fixed rate equipment notes, due through 2026	993	1,089	1,119	1,211
Total*	$1,824	$2,504	$2,063	$2,529

*Total excludes capital lease obligations of $158 million for September 30, 2015 and $170 million for December 31, 2014.
The estimated fair values of our publicly held long-term debt are classified as Level 2 in the fair value hierarchy. The fair values of our enhanced equipment notes and our special facility bonds were based on quoted market prices in markets with low trading volumes. The fair value of our convertible debentures was based on other observable market inputs since they are not actively traded. The fair value of our non-public debt was estimated using a discounted cash flow analysis based on our borrowing rates for instruments with similar terms and therefore classified as Level 3 in the fair value hierarchy. The fair values of our other financial instruments approximate their carrying values. Refer to Note 9 for an explanation of the fair value hierarchy structure.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting. A rollforward of the amounts included in the accumulated other comprehensive income (loss), net of taxes for the three months ended September 30, 2015 and September 30, 2014 are as follows (in millions):

	Aircraft Fuel Derivatives (1)	Interest Rate Swaps (2)	Total
Beginning accumulated losses at June 30, 2015	$(24)	$—	$(24)
Reclassifications into earnings (net of $10 of taxes)	17	—	17
Change in fair value (net of $(7) of taxes)	(11)	—	(11)
Ending accumulated losses at September 30, 2015	$(18)	$—	$(18)

	Aircraft Fuel Derivatives (1)	Interest Rate Swaps (2)	Total
Beginning accumulated income at June 30, 2014	$4	$—	$4
Reclassifications into earnings (net of $0 of taxes)	1	—	1
Change in fair value (net of $(11) of taxes)	(17)	—	(17)
Ending accumulated losses at September 30, 2014	$(12)	$—	$(12)
__________________________
(1) Reclassified to aircraft fuel expense
(2) Reclassified to interest expense

A rollforward of the amounts included in the accumulated other comprehensive income (loss), net of taxes for the nine months ended September 30, 2015 and September 30, 2014 are as follows (in millions):

	Aircraft Fuel Derivatives (1)	Interest Rate Swaps (2)	Total
Beginning accumulated losses at December 31, 2014	$(63)	$—	$(63)
Reclassifications into earnings (net of $36 of taxes)	57	—	57
Change in fair value (net of $(8) of taxes)	(12)	—	(12)
Ending accumulated losses at September 30, 2015	$(18)	$—	$(18)

	Aircraft Fuel Derivatives (1)	Interest Rate Swaps (2)	Total
Beginning accumulated income (losses) at December 31, 2013	$1	$(1)	$—
Reclassifications into earnings (net of $2 of taxes)	2	1	3
Change in fair value (net of $(10) of taxes)	(15)	—	(15)
Ending accumulated losses at September 30, 2014	$(12)	$—	$(12)
__________________________
(1) Reclassified to aircraft fuel expense
(2) Reclassified to interest expense

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5 — EARNINGS PER SHARE
The following table shows how we computed basic and diluted earnings per common share (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income	$198	$79	$487	$313
Effect of dilutive securities:
Interest on convertible debt, net of income taxes and profit sharing	1	2	4	5
Net income applicable to common stockholders after assumed conversions for diluted earnings per share	$199	$81	$491	$318

Denominator:
Weighted average shares outstanding for basic earnings per share	313.8	290.5	313.6	292.9
Effect of dilutive securities:
Employee stock options and restricted stock units	2.6	2.2	2.9	2.2
Convertible debt	27.1	48.4	29.3	48.4
Adjusted weighted average shares outstanding and assumed conversions for diluted earnings per share	343.5	341.1	345.8	343.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Shares excluded from EPS calculation (in millions):
Shares issuable upon exercise of outstanding stock options or vesting of restricted stock units as assumed exercise would be antidilutive	—	4.6	—	8.6
During the three and nine months ended September 30, 2015 or 2014 there were no shares excluded from EPS upon assumed conversion of our convertible debt.
As of September 30, 2015, a total of approximately 1.4 million shares of our common stock, which were lent to our share borrower pursuant to the terms of our share lending agreement as described more fully in Note 2 to our 2014 Form 10-K, were issued and outstanding for corporate law purposes. Holders of the borrowed shares have all the rights of a holder of our common stock. However, because the share borrower must return all borrowed shares to us (or identical shares or, in certain circumstances of default by the counterparty, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings per share. The fair value of similar common shares not subject to our share lending arrangement based upon our closing stock price at September 30, 2015, was approximately $36 million.
As discussed in Note 3, during the second quarter of 2015, holders voluntarily converted approximately $26 million in principal amount of the Series B 5.5% convertible debentures, and as a result, we issued 5.8 million shares of our common stock.
On June 16, 2015, JetBlue entered into an accelerated share repurchase, or ASR, agreement with Goldman, Sachs & Co. paying $150 million for an initial delivery of approximately 6.1 million shares. The term of the ASR concluded on September 15, 2015 with Goldman, Sachs & Co. delivering approximately 0.7 million additional shares to JetBlue on September 18, 2015. A total of 6.8 million shares, at an average price of $22.06 per share, were repurchased under the agreement. The total number of shares purchased by JetBlue was based on the volume weighted average prices of JetBlue's common stock during the term of the ASR agreement.
In September 2015, JetBlue entered into an agreement for the repurchase of up to 778,460 shares per day with a maximum of 3 million shares in total, structured pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934 as amended. The repurchases are planned to commence on October 30, 2015 and will terminate no later than December 31, 2015. We may adjust or change our share repurchase practices based on market conditions and other alternatives.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Both the ASR and the Rules 10b5-1 and 10b-18 are part of our share repurchase program authorized by JetBlue's Board of Directors in 2012.
Shares repurchased under any of our share repurchase programs are held as treasury stock.

NOTE 6 — EMPLOYEE RETIREMENT PLAN AND PROFIT SHARING
We sponsor a retirement savings 401(k) defined contribution plan, or the Plan, covering all of our employees where we match employee contributions of up to 5% of eligible wages. Our non-management employees receive a discretionary contribution of 5% of eligible wages, which we refer to as Retirement Plus. They are also eligible to receive profit sharing, calculated as 15% of pre-tax income adjusted for profit sharing and special items with the result reduced by Retirement Plus contributions. Eligible non-management employees may elect to have their profit sharing contributed directly to the Plan. Certain Federal Aviation Administration, or FAA-licensed employees, receive an additional contribution of 3% of eligible compensation, which we refer to as Retirement Advantage. Total 401(k) company match, Retirement Plus, profit sharing, and Retirement Advantage expensed for the three months ended September 30, 2015 and 2014 was $72 million and $34 million, respectively, while the total amount expensed for the nine months ended September 30, 2015 and 2014 was $184 million and $81 million, respectively.

NOTE 7 — COMMITMENTS AND CONTINGENCIES
As of September 30, 2015, our firm aircraft orders consisted of 25 Airbus A321 aircraft, 25 Airbus A320 new engine option (A320neo) aircraft, 45 Airbus A321neo aircraft, 24 EMBRAER 190 aircraft and 10 spare engines scheduled for delivery through 2023. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $220 million for the remainder of 2015, $630 million in 2016, $645 million in 2017, $525 million in 2018, $935 million in 2019 and $3.5 billion thereafter. We are scheduled to receive four new Airbus A321 aircraft during the remainder of 2015.
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
As of September 30, 2015, we have approximately $34 million in assets serving as collateral for letters of credit relating to a certain number of our leases. These are included in restricted cash and expire at the end of the related lease terms. Additionally, we had approximately $26 million pledged related to our workers compensation insurance policies and other business partner agreements which will expire according to the terms of the related policies or agreements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Environmental Liability
In 2012, during performance of required environmental testing, the presence of light non-aqueous phase petroleum liquid was discovered in certain subsurface monitoring wells on the property at John F. Kennedy International Airport (JFK). Our lease with the Port Authority of New York and New Jersey, or PANYNJ, provides that under certain circumstances we may be responsible for investigating, delineating, and remediating such subsurface contamination, even if we are not necessarily the party that caused its release. We engaged environmental consultants to assess the extent of the contamination and to assist us in determining steps to remediate it. Estimated costs of remediation could range from approximately $1 million up to $3 million. As of September 30, 2015, we have accrued $1 million for current estimates of remediation costs, which is included in current liabilities on our condensed consolidated balance sheets. However, as with any environmental contamination, there is the possibility this contamination could be more extensive than presently estimated at this stage. We have a pollution insurance policy that protects us against these types of environmental liabilities, which we expect will mitigate some of our exposure in this matter.
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
Employment Agreement Dispute. In or around March 2010, attorneys representing a group of current and former pilots, or the Claimants, filed a Request for Mediation with the American Arbitration Association, or the AAA, concerning a dispute over the interpretation of a provision of their individual JetBlue Airways Corporation Employment Agreement for Pilots, or the Employment Agreement.  In their Fourth Amended Arbitration Demand, dated June 8, 2012, the Claimants (972 pilots) alleged that JetBlue breached the base salary provision of the Employment Agreement and sought back pay and related damages for pay adjustments that occurred in each of 2002, 2007 and 2009. The Claimants also asserted that JetBlue had violated numerous New York state labor laws. In July 2012, in response to JetBlue's partial motion to dismiss, the Claimants withdrew the 2002 claims. Following an arbitration hearing on the remaining claims, in May 2013, the arbitrator issued an interim decision on the contractual provisions of the Employment Agreement. The arbitrator determined that a 26.7% base pay rate increase provided to certain pilots during 2007 triggered the base salary provision of the Employment Agreement.  The 2009 claims and all New York state labor law claims were dismissed.  In early July 2014, the AAA issued the arbitrator’s Final Award, awarding 318 of the 972 Claimants a total of approximately $4.4 million, including interest, from which applicable tax withholdings must be further deducted. In January 2015, the New York State Supreme Court confirmed the arbitrator's Final Award and denied the Claimants' motion to vacate the award. The Claimants have appealed.
As the amount of damages awarded to the Claimants in the Final Award has been confirmed by the Court, we have accrued an amount that we believe is probable. Our estimate of reasonably possible losses in excess of the probable loss is not material. However, the outcome of any litigation is inherently uncertain and any final judgment may differ materially.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of September 30, 2015 related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

	Jet fuel swap agreements	Jet fuel collar agreements	Heating oil collar agreements	Total
Fourth Quarter 2015	5%	—%	10%	15%

Interest rate swaps
The interest rate hedges we had outstanding as of September 30, 2015 effectively swap floating rate debt for fixed rate debt. They take advantage of lower borrowing rates in existence at the time of the hedge transaction as compared to the date our original debt instruments were executed. As of September 30, 2015, we had $28 million in notional debt outstanding related to these swaps, which cover certain interest payments through August 2016. The notional amount decreases over time to match scheduled repayments of the related debt.
All of our outstanding interest rate swap contracts qualify as cash flow hedges in accordance with the Derivatives and Hedging topic of the Codification. Since all of the critical terms of our swap agreements match the debt to which they pertain, there was no ineffectiveness relating to these interest rate swaps in 2015 or 2014. All related unrealized losses were deferred in accumulated other comprehensive loss. We recognized less than a million and approximately $1 million in additional interest expense in the nine months ended September 30, 2015 and 2014, respectively.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

	September 30, 2015	December 31, 2014
Fuel derivatives
Longest remaining term (months)	3	12
Hedged volume (barrels, in thousands)	603	2,808
Liability fair value recorded in other accrued liabilities (1)	$29	$102
Estimated amount of existing losses expected to be reclassified into earnings in the next 12 months	29	102
Interest rate derivatives
Liability fair value recorded in other long term liabilities (2)	$1	$1
Estimated amount of existing losses expected to be reclassified into earnings in the next 12 months	1	1

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Fuel derivatives
Hedge effectiveness losses recognized in aircraft fuel expense	$27	$1	$93	$4
Gains (losses) on derivatives not qualifying for hedge accounting recognized in other expense	—	—	1	(1)
Hedge ineffectiveness losses recognized in other expense	—	1	—	—
Hedge losses on derivatives recognized in comprehensive income	18	28	20	25
Percentage of actual consumption economically hedged	14%	23%	18%	18%
Interest rate derivatives
Hedge losses on derivatives recognized in interest expense	$—	$—	$—	$1
Hedge gains on derivatives recognized in comprehensive income	—	—	—	—
____________________________

(1)	Gross liability of each contract prior to consideration of offsetting positions with each counterparty and prior to the impact of collateral paid

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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The impact of offsetting derivative instruments is depicted below (in millions):

	Gross Amount of Recognized		Gross Amount of Cash Collateral	Net Amount Presented in Balance Sheet
	Assets	Liabilities	Offset	Assets	Liabilities
As of September 30, 2015
Fuel derivatives	$—	$29	$8	$—	$21
Interest rate derivatives	—	1	1	—	—

As of December 31, 2014
Fuel derivatives	$—	$102	$51	$—	$51
Interest rate derivatives	—	1	1	—	—

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
The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of September 30, 2015 and December 31, 2014 (in millions):

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$371	$—	$—	$371
Available-for-sale investment securities	—	222	—	222
	$371	$222	$—	$593
Liabilities
Aircraft fuel derivatives	$—	$29	$—	$29
Interest rate swaps	—	1	—	1
	$—	$30	$—	$30

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$153	$—	$—	$153
Available-for-sale investment securities	—	125	—	125
	$153	$125	$—	$278
Liabilities
Aircraft fuel derivatives	$—	$102	$—	$102
Interest rate swaps	—	1	—	1
	$—	$103	$—	$103
Refer to Note 3 for fair value information related to our outstanding debt obligations as of September 30, 2015 and December 31, 2014.
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
Available-for-sale investment securities
Included in our available-for-sale investment securities are time deposits and commercial paper with maturities greater than 90 days but less than one year. The fair values of these instruments are based on observable inputs in non-active markets and are therefore classified as Level 2 in the hierarchy. We did not record any significant gains or losses on these securities during the three and nine months ended September 30, 2015 and 2014.
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

NOTE 11 — SUBSEQUENT EVENTS
During October 2015, we entered an agreement to buy out six of our aircraft leases for approximately $110 million. We anticipate completing the transaction during the fourth quarter of 2015.
In October 2015, we announced a co-branded credit card partnership with a new financial institution, which will replace our existing contract with another financial institution that we anticipate expiring at the end of the first quarter of 2016. The agreement will be a multiple-element arrangement subject to ASU 2009-13, Multiple Deliverable Revenue Arrangements; ASU 2009-13 is effective for new and materially modified revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. We do not apply the provisions of ASU 2009-13 to our existing co-branded credit card agreement, as the agreement was signed before and not materially modified after the effective date. We are still evaluating the full impact of applying this standard to our new agreement on our condensed consolidated financial statements and disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Third Quarter 2015 Highlights

•	We had a $137 million increase in passenger revenue compared to the third quarter 2014 due primarily to a 7.7% increase in revenue passengers as well as a 1.9% increase in the average fare.

•
Operating expense per available seat mile decreased by 11.2% to 10.30 cents, primarily due to a significant decline in aircraft fuel expenses. Excluding fuel and profit sharing, our cost per available seat mile(1) increased by 2.4%.

•
Operating income reached $351 million, an increase of $187 million over the comparable period in 2014. This increase was principally driven by a reduction in aircraft fuel expenses and higher passenger revenue, partially offset by an increase in controllable costs.

•We generated $1.3 billion in cash from operations for the nine months ended September 30, 2015.

Balance Sheet
We ended the third quarter of 2015 with unrestricted cash, cash equivalents and short-term investments of $1.1 billion and undrawn lines of credit of approximately $600 million. Our unrestricted cash, cash equivalents and short-term investments is approximately 18% of trailing twelve months revenue. We increased the number of unencumbered aircraft by 2 during the quarter by using cash on hand to pay for our deliveries. We have 48 unencumbered aircraft and 34 unencumbered spare engines as of September 30, 2015.
Network
As part of our ongoing network initiatives and route optimization efforts, we continued to make schedule and frequency adjustments throughout the third quarter of 2015, including the announcement of seasonal non-stop service between New York's John F. Kennedy International Airport (JFK) and Palm Springs International Airport (PSP) in Southern California this winter.
Outlook for 2015
For the fourth quarter of 2015, cost per available seat mile, excluding fuel and profit sharing(1) is expected to increase between zero and 2.0% over the comparable 2014 period. In addition, we expect operating capacity to increase between 8.5% and 10.5% over the comparable 2014 period.
For the full year 2015, we expect our operating capacity to increase between 8.5% and 9.5% over full year 2014 with the addition of four Airbus A321 aircraft to our operating fleet during the remainder of the year. This represents a shift upwards from previous guidance included in our second quarter Form 10-Q due to additional Mint service and the strength of our completion factor. We expect our cost per available seat mile, excluding fuel and profit sharing(1), for full year 2015 to increase between zero and 1.0% over full year 2014.
We introduced Fare Options on June 30, 2015 which offers customers a choice to purchase tickets from three branded fares: Blue, Blue Plus, and Blue Flex. Each fare includes different offerings, such as free checked bags, reduced change fees, and additional TrueBlue points. During the third quarter 2015 we generated incremental operating income ahead of our initial target due to a higher number of fare upsells and more first checked bags than originally forecasted.
Beginning in the first quarter of 2016, we anticipate launching a new co-branded credit card partnership withBarclaycard® on the MasterCard® network. Existing cardholders will be converted to the JetBlue Barclays Mastercard.

(1) Refer to our "Regulation G Reconciliation" note below for more information on this non-GAAP measure.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2015 vs. 2014
Overview
We reported net income of $198 million, an operating income of $351 million and an operating margin of 20.8% for the three months ended September 30, 2015. This compares to net income of $79 million, an operating income of $164 million and an operating margin of 10.7% for the three months ended September 30, 2014. Diluted earnings per share were $0.58 for the third quarter of 2015 compared to $0.24 for the same period in 2014.
On-time performance, as defined by the Department of Transportation, or DOT, is arrival within 14 minutes of scheduled arrival. In the third quarter of 2015, our systemwide on-time performance was 77.8% compared to 76.4% for the same period in 2014. Our on-time performance remains challenged by our concentration of operations in the northeast of the U.S., one of the world's most congested airspaces. Our completion factor was 99.3% in the third quarter of 2015 and 98.7% in the same period in 2014.

Operating Revenues

	Three Months Ended September 30,		Year-over-Year Change
(Revenues in millions; percent changes based on unrounded numbers)	2015	2014	$	%
Passenger Revenue	$1,551	$1,414	$137	9.7
Other Revenue	136	115	21	18.8
Operating Revenues	$1,687	$1,529	$158	10.4

Average Fare	$167.96	$164.80	$3.16	1.9
Yield per passenger mile (cents)	14.02	13.96	0.06	0.5
Passenger revenue per ASM (cents)	11.96	12.03	(0.07)	(0.6)
Operating revenue per ASM (cents)	13.01	13.00	0.01	—
Average stage length (miles)	1,094	1,082	12	1.1
Revenue passengers (thousands)	9,237	8,579	658	7.7
Revenue passenger miles (millions)	11,063	10,127	936	9.2
Available Seat Miles (ASMs) (millions)	12,976	11,752	1,224	10.4
Load Factor	85.3%	86.2%		(0.9)	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue as well as revenue from our ancillary product offerings such as EvenMore™ Space. The increase in passenger revenue of $137 million, or 9.7%, for the three months ended September 30, 2015, compared to the same period in 2014, was primarily attributable to a 7.7% increase in revenue passengers and a 1.9% increase in average fare.

Operating Expenses
In detail, our operating costs per available seat mile, or ASM, were as follows:

	Three Months Ended September 30,		Year-over-Year Change		Cents per ASM
(in millions; per ASM data in cents; percent changes based on unrounded numbers)	2015	2014	$	%	2015	2014	% Change
Aircraft fuel and related taxes	$342	$515	$(173)	(33.6)	2.63	4.39	(39.8)
Salaries, wages and benefits	389	318	71	22.4	3.00	2.71	10.9
Landing fees and other rents	91	88	3	3.0	0.70	0.75	(6.7)
Depreciation and amortization	84	79	5	6.7	0.65	0.67	(3.4)
Aircraft rent	30	31	(1)	(0.8)	0.23	0.26	(10.2)
Sales and marketing	69	59	10	15.5	0.53	0.50	4.6
Maintenance materials and repairs	132	109	23	21.5	1.02	0.93	10.1
Other operating expenses	199	166	33	20.6	1.54	1.40	9.3
Total operating expenses	$1,336	$1,365	$(29)	(2.0)%	10.30	11.61	(11.2)%

Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes decreased by $173 million, or 33.6%, for the three months ended September 30, 2015 compared to the same period in 2014. The average fuel price for the third quarter 2015 decreased by 39.5% to $1.85 per gallon. This was partially offset by an increase of 9.8%, or 16 million gallons, in our fuel consumption and a 5.9% increase in the average number of aircraft operating during the third quarter 2015 as compared to the same period in 2014.
In addition, losses upon settlement of effective fuel hedges during the third quarter of 2015 were $27 million versus $1 million during the same period in 2014.
Salaries, Wages and Benefits
Salaries, wages and benefits increased $71 million, or 22.4%, for the three months ended September 30, 2015 compared to the same period in 2014. It was our largest expense for the quarter, representing approximately 29% of our total operating expenses. The primary drivers were an increase in profit sharing which is based on adjusted pre-tax income as well as additional headcount.
Maintenance Materials and Repairs
Maintenance materials and repairs increased $23 million, or 21.5%, for the three months ended September 30, 2015 compared to the same period in 2014, primarily driven by increased flight hours on our engine flight-hour based maintenance repair agreements and by the number of airframe heavy maintenance repairs.
Other Operating Expenses
Other operating expenses increased $33 million, or 20.6%, for the three months ended September 30, 2015 compared to the same period in 2014, primarily due to an increase in airport and technology services and passenger on-board supplies resulting from an increased number of passengers flown.

Nine Months Ended September 30, 2015 vs. 2014
Overview
We reported net income of $487 million, an operating income of $886 million and an operating margin of 18.4% for the nine months ended September 30, 2015. This compares to net income of $313 million, operating income of $346 million and an operating margin of 7.9% for the nine months ended September 30, 2014. Diluted earnings per share was $1.42 for the nine months ended September 30, 2015 compared to $0.93 for the same period in 2014. Our 2014 results include the gain from the sale of LiveTV, LLC. Excluding the gain,(1) net income for the nine months ended September 30, 2014 was $145 million and diluted earnings per share was $0.44.
Approximately 80% of our operations reside in the heavily populated northeast corridor of the U.S., which includes the New York and Boston metropolitan areas. During the first three months of 2014, this area experienced one of the coldest winters in 20 years, with New York and Boston each experiencing over 57 inches of snow. This led to the cancellation of approximately 4,100 flights in the first quarter of 2014 which negatively impacted our seat and ancillary revenues such as change fees, due to our policy of waiving them during severe weather events. During the first three months of 2015, a series of winter storms impacted this area, with Boston's Logan Airport experiencing record breaking snowfall totals. Despite the adverse weather conditions, our 2015 operational performance improved over the same period in 2014, resulting in approximately 37% fewer flight cancellations. We estimate that winter storms reduced our operating income by approximately $10 million in the first quarter of 2015 and $35 million in the first quarter of 2014.

Operating Revenues

	Nine Months Ended September 30,		Year-over-Year Change
(Revenues in millions; percent changes based on unrounded numbers)	2015	2014	$	%
Passenger Revenue	$4,455	$4,016	$439	10.9
Other Revenue	367	355	12	3.5
Operating Revenues	$4,822	$4,371	$451	10.3

Average Fare	$170.12	$166.70	$3.42	2.1
Yield per passenger mile (cents)	14.30	14.13	0.17	1.2
Passenger revenue per ASM (cents)	12.16	11.97	0.19	1.6
Operating revenue per ASM (cents)	13.16	13.02	0.14	1.1
Average stage length (miles)	1,092	1,088	4	0.3
Revenue passengers (thousands)	26,190	24,091	2,099	8.7
Revenue passenger miles (millions)	31,157	28,421	2,736	9.6
Available Seat Miles (ASMs) (millions)	36,632	33,558	3,074	9.2
Load Factor	85.1%	84.7%		0.4	pts.
The increase in passenger revenues of $439 million, or 10.9%, for the nine months ended September 30, 2015 compared to the same period in 2014 was mainly attributable to the 8.7% increase in revenue passengers and the 2.1% increase in average fare. Other revenue for the nine months ended September 30, 2014 included approximately $30 million related to our ownership of LiveTV, which was sold during the second quarter of 2014.

(1) Refer to our "Regulation G Reconciliation" note below for more information on this non-GAAP measure.

Operating Expenses
In detail, operating costs per available seat mile were as follows:

	Nine Months Ended September 30,		Year-over-Year Change		Cents per ASM
(in millions; per ASM data in cents; percent changes based on unrounded numbers)	2015	2014	$	%	2015	2014	% Change
Aircraft fuel and related taxes	$1,048	$1,476	$(428)	(29.0)	2.87	4.40	(34.9)
Salaries, wages and benefits	1,139	963	176	18.3	3.11	2.87	8.4
Landing fees and other rents	264	248	16	6.3	0.72	0.74	(2.6)
Depreciation and amortization	252	234	18	8.2	0.69	0.70	(0.9)
Aircraft rent	92	93	(1)	(1.2)	0.25	0.28	(9.5)
Sales and marketing	199	182	17	9.3	0.54	0.54	0.1
Maintenance materials and repairs	371	305	66	21.8	1.01	0.91	11.6
Other operating expenses	571	524	47	8.8	1.56	1.55	(0.3)
Total operating expenses	$3,936	$4,025	$(89)	(2.2)%	10.75	11.99	(10.4)%
Our operating expenses contain variable costs that decreased primarily due to a 35.0% decrease in average fuel cost per gallon.
Aircraft Fuel and Related Taxes
Aircraft fuel expense decreased $428 million, or 29.0%, for the nine months ended September 30, 2015 compared to the same period in 2014, and represented approximately 27% of our total operating expenses. The average fuel price for the nine months ended September 30, 2015 decreased by 35.0% to $2.01 per gallon. This was partially offset by increased fuel consumption of 45 million gallons or 9.3% mainly due to a 7.3% increase in departures and a 5.9% increase in the average number of operating aircraft in 2015 compared to 2014.
In addition, losses upon settlement of effective fuel hedges during nine months ended September 30, 2015 were $93 million versus $4 million during the same period in 2014.
Salaries, Wages and Benefits
Salaries, wages and benefits increased $176 million, or 18.3%, for the nine months ended September 30, 2015 compared to the same period in 2014. The primary driver was an increase in profit sharing which is based on adjusted pre-tax income as well as additional headcount. Our average number of full-time equivalent employees in the nine months ended September 30, 2015 increased by 9.0% compared to the same period in 2014.
Landing Fees and Other Rents
Landing fees and other rents increased $16 million, or 6.3% for the nine months ended September 30, 2015 as compared to the same period in 2014, primarily due to increased departures.
Depreciation and Amortization
Depreciation and amortization increased approximately $18 million, or 8.2%, for the nine months ended September 30, 2015 compared to the same period in 2014, primarily due to having an average of 147 owned and capital leased aircraft in service in 2015 compared to 136 in 2014. Additionally, depreciation expense increased in 2015 due to the completion of our international arrivals facility and additional gates at our terminal at JFK, T5, which was completed in November 2014.
Sales and Marketing
Sales and marketing increased $17 million, or 9.3%, for the nine months ended September 30, 2015 compared to the same period in 2014, primarily due to increased sales distribution costs associated with increased revenues.
Maintenance Materials and Repairs
Maintenance materials and repairs increased approximately $66 million, or 21.8%, for the nine months ended September 30, 2015 compared to 2014, primarily driven by increased flight hours on our engine flight-hour based maintenance repair agreements and by the number of airframe heavy maintenance repairs.

Other Operating Expenses
Other operating expenses increased $47 million, or 8.8%, for the nine months ended September 30, 2015 compared to 2014, primarily due to an increase in airport services and passenger on-board supplies resulting from increased passengers flown, partially offset by the non-recurrence of operating costs associated with LiveTV during the first six months of 2014 and a $9 million gain in 2015 related to an insurance recovery for a damaged engine.

The following table sets forth our operating statistics for the three and nine months ended September 30, 2015 and 2014:

(percent changes based on unrounded numbers)	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
	2015	2014	%		2015	2014	%
Operating Statistics:
Revenue passengers (thousands)	9,237	8,579	7.7		26,190	24,091	8.7
Revenue passenger miles (millions)	11,063	10,127	9.2		31,157	28,421	9.6
Available seat miles (ASMs) (millions)	12,976	11,752	10.4		36,632	33,558	9.2
Load factor	85.3%	86.2%	(0.9)	pts.	85.1%	84.7%	0.4	pts.
Aircraft utilization (hours per day)	12.2	12.0	1.0		12.0	11.9	0.8

Average fare	$167.96	$164.80	1.9		$170.12	$166.70	2.1
Yield per passenger mile (cents)	14.02	13.96	0.5		14.30	14.13	1.2
Passenger revenue per ASM (cents)	11.96	12.03	(0.6)		12.16	11.97	1.6
Operating revenue per ASM (cents)	13.01	13.00	—		13.16	13.02	1.1
Operating expense per ASM (cents)	10.30	11.61	(11.2)		10.75	11.99	(10.4)
Operating expense per ASM, excluding fuel (cents)	7.67	7.22	6.2		7.88	7.59	3.8
Operating expense per ASM, excluding fuel & profit sharing (cents) (1)	7.31	7.13	2.4		7.59	7.56	0.4
Airline operating expense per ASM (cents) (2)	10.30	11.61	(11.2)		10.75	11.88	(9.6)

Departures	82,989	77,205	7.5		236,370	220,274	7.3
Average stage length (miles)	1,094	1,082	1.1		1,092	1,088	0.3
Average number of operating aircraft during period	209.0	197.4	5.9		206.3	194.8	5.9
Average fuel cost per gallon, including fuel taxes	$1.85	$3.05	(39.5)		$2.01	$3.09	(35.0)
Fuel gallons consumed (millions)	185	169	9.8		522	477	9.3
Average number of full-time equivalent employees (2)					14,418	13,225	9.0
__________________________

(1)	Refer to our “Regulation G Reconciliation” note below for more information on this non-GAAP measure.

(2)
Excludes results of operations and employees of LiveTV, LLC, which are unrelated to our airline operations and are immaterial to our consolidated operating results. As of June 10, 2014, employees of LiveTV, LLC are no longer part of JetBlue.

Although we experienced revenue growth throughout 2014 as well as in the first nine months of 2015, this trend may not continue. Except for the uncertainty related to the direction of fuel prices, we expect our expenses to continue to increase as we acquire additional aircraft, as our fleet ages and as we expand the frequency of flights in existing markets as well as enter into new markets. In addition, we expect our operating results to significantly fluctuate from quarter-to-quarter in the future as a result of various factors, many of which are outside of our control. Consequently, we believe quarter-to-quarter comparisons of our operating results may not necessarily be meaningful; you should not rely on our results for any one quarter as an indication of our future performance.

LIQUIDITY AND CAPITAL RESOURCES
The airline business is capital intensive. Our ability to successfully execute our growth plans is largely dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business depends on maintaining sufficient liquidity. We believe we have adequate resources from a combination of cash and cash equivalents, investment securities on hand and two available lines of credit. Additionally, as of September 30, 2015, we had 48 unencumbered aircraft and 34 unencumbered spare engines which we believe could be an additional source of liquidity, if necessary. During the fourth quarter of 2015, we plan to buy out the leases on six of our A320 aircraft.
We believe a healthy liquidity position is crucial to our ability to weather any part of the economic cycle while continuing to execute on our plans for profitable growth and increased returns. Our goal is to continue to be diligent with our liquidity, maintaining financial flexibility and allowing for prudent capital spending.
At September 30, 2015, we had unrestricted cash and cash equivalents of $544 million and short-term investments of $588 million. We believe our current level of unrestricted cash, cash equivalents and short-term investments of approximately 18% of trailing twelve months revenue, combined with our available lines of credit and portfolio of unencumbered assets provides us with a strong liquidity position and the potential for higher returns on cash deployment.
Analysis of Cash Flows
Operating Activities
We rely primarily on operating cash flows to provide working capital for current and future operations. Cash flows from operating activities were $1.3 billion and $724 million for the nine months ended September 30, 2015 and 2014, respectively. Higher earnings, principally driven by lower fuel costs, significantly contributed to our growth in operating cash flows.
Investing Activities
During the nine months ended September 30, 2015, capital expenditures related to our purchase of flight equipment included $325 million related to the purchase of eight Airbus A321 aircraft, $59 million for flight equipment deposits, $53 million in work-in-progress relating to flight equipment, and $24 million for spare part purchases. Other property and equipment capital expenditures also included ground equipment purchases and facilities improvements for $91 million. Investing activities also included the net purchase of $213 million of investment securities.
During the nine months ended September 30, 2014, capital expenditures related to our purchase of flight equipment included $134 million related to the purchase of three Airbus A321 aircraft, $99 million for flight equipment deposits, $70 million in work-in-progress relating to flight equipment, $27 million for spare part purchases, and $1 million relating to other activities. Capital expenditures also include the purchase of the takeoff and landing slots at Reagan National Airport for $75 million, other property and equipment including ground equipment purchases and facilities improvements for $171 million and LiveTV inflight entertainment equipment inventory for $20 million. Investing activities also include the proceeds from the sale of LiveTV for $393 million and the net proceeds of $95 million from investment securities.
Financing Activities
Financing activities for the nine months ended September 30, 2015 consisted of the scheduled maturities of $148 million relating to debt and capital lease obligations, prepayment of $52 million of outstanding principal relating to seven Airbus A320 aircraft as well as the outstanding balance of $32 million on a special facility revenue bond for JFK that was issued by the New York City Industrial Development Agency in December 2006. In addition, we acquired $164 million in treasury shares of which $150 million related to our accelerated share repurchase, or ASR, in June of 2015. During the period, we realized $68 million in proceeds from the issuance of stock related to employee share-based compensation.

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
Working Capital
We had a working capital deficit of $599 million and $736 million at September 30, 2015 and December 31, 2014, respectively. Working capital deficits can be customary in the airline industry because air traffic liability is classified as a current liability. Our working capital deficit decreased by $137 million due to several factors, primarily due to an overall increase in our investment securities and cash balances, partially offset by an increase in air traffic liability as a result of seasonal travel trends and accrued salaries, wages and benefits primarily as a result of profit sharing.
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
Contractual Obligations
Our noncancelable contractual obligations at September 30, 2015, include the following (in millions):

	Payments due in
	Total	2015	2016	2017	2018	2019	Thereafter
Debt and capital lease obligations (1)	2,530	110	545	275	275	280	1,045
Lease commitments	1,350	50	175	150	140	120	715
Flight equipment purchase obligations	6,485	220	630	645	525	935	3,530
Other obligations (2)	4,075	550	660	615	600	555	1,095
Total	$14,440	$930	$2,010	$1,685	$1,540	$1,890	$6,385
____________________________

(1)	Includes actual interest and estimated interest for floating-rate debt based on September 30, 2015 rates

(2)	Amounts include noncancelable commitments for the purchase of goods and services

As of September 30, 2015, we are in compliance with the covenants of our debt and lease agreements. We have approximately $34 million of restricted cash pledged under standby letters of credit related to certain leases that will expire at the end of the related lease terms.

As of September 30, 2015, we operated a fleet of 21 Airbus A321 aircraft, 130 Airbus A320 aircraft and 60 EMBRAER 190 aircraft. Of our fleet, 145 are owned by us, of which 48 are unencumbered, 60 are leased under operating leases and six are leased under capital leases. As of September 30, 2015, the average age of our operating fleet is 8.2 years and our firm aircraft order was as follows:

Year	Airbus A320 neo	Airbus A321	Airbus A321 neo	EMBRAER 190	Total

2015		4			4
2016		10			10
2017		10			10
2018		1	6		7
2019			15		15
2020	6		9	10	25
2021	16			7	23
2022	3		13	7	23
2023			2		2
	25	25	45	24	119

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
Capital expenditures for non-aircraft such as facility improvements, spare parts and aircraft improvements are expected to be approximately $34 million for the remainder of 2015.
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

Government Investigation
On July 24, 2015, certain domestic airlines received a letter from the United States Department of Transportation that requests information with respect to pricing practices along the Northeast Corridor during the period of time that Amtrak service was delayed or suspended as a result of the derailment on May 12, 2015.  We received the letter and responded.  Given the early stage of this investigation, it is difficult to predict what the ultimate outcome might be; however, we do not believe that this investigation will have a material impact on our financial condition.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates included in our 2014 Form 10-K.
Forward-Looking Information
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which represent our management's beliefs and assumptions concerning future events. When used in this document and in documents incorporated herein by reference, the words “expects,” “plans,” “anticipates,” “indicates,” “believes,” “forecast,” “guidance,” “outlook,” “may,” “will,” “should,” “seeks,” “targets” and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks, uncertainties and assumptions, and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including, without limitation, our extremely competitive industry; volatility in financial and credit markets which could affect our ability to obtain debt and/or lease financing or to raise funds through debt or equity issuances; volatility in fuel prices, maintenance costs and interest rates; our ability to implement our growth strategy; our significant fixed obligations and substantial indebtedness; our ability to attract and retain qualified personnel and maintain our culture as we grow; our reliance on high daily aircraft utilization; our dependence on the New York and Boston metropolitan markets and the effect of increased congestion in these markets; our reliance on automated systems and technology; our being subject to potential unionization, work stoppages, slowdowns or increased labor costs; our reliance on a limited number of suppliers; our presence in some international emerging markets that may experience political or economic instability or may subject us to legal risk; reputational and business risk from information security breaches; changes in or additional government regulation; changes in our industry due to other airlines' financial condition; acts of war or terrorist attacks; global economic conditions or an economic downturn leading to a continuing or accelerated decrease in demand for domestic and business air travel; the spread of infectious diseases; and external geopolitical events and conditions. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change prior to the end of each quarter or year. Although these expectations may change, other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.
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
Where You Can Find Other Information
Our website is www.jetblue.com. Information contained on our website is not incorporated into this Report. Information we furnish or file with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to or exhibits included in these reports are available for download, free of charge, on our website soon after such reports are filed with or furnished to the SEC. Our SEC filings, including exhibits filed therewith, are also available at the SEC’s website at www.sec.gov. You may obtain and copy any document we furnish or file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You may request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549.

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

RECONCILIATION OF OPERATING EXPENSE PER ASM, EXCLUDING FUEL AND PROFIT SHARING
(dollars in millions, per ASM data in cents)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	$	per ASM	$	per ASM	$	per ASM	$	per ASM
Total operating expenses	$1,336	10.30	$1,365	11.61	$3,936	10.75	$4,025	11.99
Less: Aircraft fuel and related taxes	342	2.63	515	4.39	1,048	2.87	1,476	4.40
Operating expenses, excluding fuel	994	7.67	850	7.22	2,888	7.88	2,549	7.59
Less: Profit sharing and related taxes	47	0.36	11	0.09	107	0.29	11	0.03
Operating expense, excluding fuel and profit sharing	$947	7.31	$839	7.13	$2,781	7.59	$2,538	7.56

Net Income and Diluted Earnings per Share, excluding special items (Non-GAAP)

We exclude special items from net income and pre-tax income as we believe the exclusion of these items is helpful to investors as they evaluate JetBlue’s recurring core operational performance in the periods shown. Therefore, we adjust for these amounts. Special items excluded in the tables below showing the reconciliation of net income and diluted earnings per share include the gain on the sale of JetBlue’s wholly-owned subsidiary LiveTV due to the non-recurring nature of this item.

RECONCILIATION OF NET INCOME, INCOME BEFORE INCOME TAXES AND EPS EXCLUDING SPECIAL ITEMS
(in millions, except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income before income taxes	322	132	794	483
Less: Gain on sale of subsidiary	—	—	—	241
Income before income taxes excluding special items	322	132	794	242
Less: Income tax expense	124	53	307	170
Add back: Income tax related to gain on sale of subsidiary (a)	—	—	—	73
Net Income excluding special items	$198	$79	$487	$145

Earnings per common share excluding special items
Basic	$0.63	$0.27	$1.55	$0.50
Diluted	$0.58	$0.24	$1.42	$0.44

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
Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the September 30, 2015 cost per gallon of fuel. Based on projected fuel consumption for the next 12 months, including the impact of our hedging position, such an increase would result in an increase to aircraft fuel expense of approximately $130 million. We have hedged approximately 15% of our remaining projected 2015 fuel requirements. All hedge contracts existing at September 30, 2015 settle by December 31, 2015. The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts. Refer to Note 8 in our unaudited condensed consolidated financial statements, included in Part I, Item 1 of this Report, for additional information.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $1.5 billion of our debt and capital lease obligations, with the remaining $0.5 billion having floating interest rates. As of September 30, 2015, if interest rates were on average 100 basis points higher in 2015 our annual interest expense would increase by approximately $6 million. This is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt and capital leases.
If interest rates were to average 10% lower in 2015 than they did during 2014, our interest income from cash and investment balances would remain relatively constant. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents and investment securities balances at September 30, 2015 and December 31, 2014.
Convertible Debt
On September 30, 2015, our $128 million aggregate principal amount of convertible debt had an estimated fair value of $699 million, based on an assumed conversion of the debt and the quoted market price of our common stock.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure.  Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2015.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the fiscal quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business we are party to various legal proceedings and claims which we believe are incidental to the operation of our business. Refer to Note 7 in our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information.

Item 1A. RISK FACTORS
Item 1A Risk Factors contained in our 2014 Form 10-K, includes a discussion of our risk factors which are incorporated herein. There have been no significant changes from the risk factors described in our 2014 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the third quarter of 2015 the following shares were repurchased under the program:

Period	Total Number of Shares Purchased		Average price paid per share		Total number of shares purchased as part of publicly announced program (2)	Maximum number of shares that may yet be purchased under the program (2) (3)
September 2015	657,853	(1)	$22.06	(1)	657,853	6,515,784
Total	657,853				657,853
(1) On June 16, 2015, JetBlue entered into an accelerated share repurchase, or ASR, agreement with Goldman, Sachs & Co. paying $150 million for an initial delivery of approximately 6.1 million shares. The term of the ASR concluded on September 15, 2015 with Goldman, Sachs & Co. delivering approximately 0.7 million additional shares to JetBlue on September 18, 2015. A total of 6.8 million shares, at an average price of $22.06 per share, was repurchased under the agreement. The total number of shares purchased by JetBlue was based on the volume weighted average prices of JetBlue's common stock during the term of the ASR agreement.
(2) In September 2012, JetBlue's Board of Directors, or the Board, authorized a five-year share repurchase program of up to 25 million shares, under which we have repurchased a total of 18.5 million shares of our common stock at an average price of $13.48 per share as of the filing of this Report. We may adjust or change its share repurchase practices based on market conditions and other alternatives.
(3) In September 2015, the Board authorized a three-year share repurchase program, starting in 2016, of up to $250 million worth of shares. Shares authorized under this repurchase program are not included in this table.

ITEM 6. EXHIBITS
Exhibits: See accompanying Exhibit Index included after the signature page of this Report for a list of the exhibits filed or furnished with this Report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)
Date:	October 30, 2015	By:	/s/ Alexander Chatkewitz
Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1*	Letter of Agreement dated as of July 23, 2015 between Airbus S.A.S. and JetBlue Airways Corporation

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32	Certification Pursuant to Section 1350, furnished herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
In accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential information has been omitted and has been filed with the securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the Securities and Exchange Commission