Form 10-K
period 2015-12-31
JETBLUE AIRWAYS CORP
filed 2016-02-17
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
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
Large accelerated filer    ☒                Accelerated filer        ☐
Non-accelerated filer    ☐                Smaller reporting company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2015 was approximately $6.5 billion (based on the last reported sale price on the NASDAQ Global Select Market on that date). The number of shares outstanding of the registrant's common stock as of January 31, 2016 was 321,079,016 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2016 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K, or the Report, to the extent described therein.

FORWARD-LOOKING INFORMATION

Statements in this Report (or otherwise made by JetBlue or on JetBlue’s behalf) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which represent our management’s beliefs and assumptions concerning future events. When used in this document and in documents incorporated herein by reference, the words “expects,” “plans,” “anticipates,” “indicates,” “believes,” “forecast,” “guidance,” “outlook,” “may,” “will,” “should,” “seeks,” “targets” and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks, uncertainties and assumptions, and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including, without limitation, our extremely competitive industry; volatility in financial and credit markets which could affect our ability to obtain debt and/or lease financing or to raise funds through debt or equity issuances; volatility in fuel prices, maintenance costs and interest rates; our ability to implement our growth strategy; our significant fixed obligations and substantial indebtedness; our ability to attract and retain qualified personnel and maintain our culture as we grow; our reliance on high daily aircraft utilization; our dependence on the New York and Boston metropolitan markets and the effect of increased congestion in these markets; our reliance on automated systems and technology; our being subject to potential unionization, work stoppages, slowdowns or increased labor costs; our reliance on a limited number of suppliers; our presence in some international emerging markets that may experience political or economic instability or may subject us to legal risk; reputational and business risk from information security breaches or cyber-attacks; changes in or additional government regulation; changes in our industry due to other airlines' financial condition; acts of war or terrorist attacks; global economic conditions or an economic downturn leading to a continuing or accelerated decrease in demand for domestic and business air travel; the spread of infectious diseases; adverse weather conditions or natural disasters; and external geopolitical events and conditions. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change prior to the end of each quarter or year.
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

PART I

ITEM 1.    BUSINESS

OVERVIEW
General
JetBlue Airways Corporation, or JetBlue, is New York's Hometown Airline™. In 2015, JetBlue carried over 35 million passengers with an average of 900 daily flights and served 93 destinations in the United States, the Caribbean and Latin America.
JetBlue was incorporated in Delaware in August 1998 and commenced service on February 11, 2000. As of the end of 2015, we are the fifth largest passenger carrier in the U.S. based on available seat miles, or ASMs. We believe our differentiated product and culture combined with our competitive cost structure enables us to compete effectively in the high-value geographies we serve. Looking to the future, we plan to continue to grow in our high-value geographies, invest in industry leading products and provide award winning service by our more than 18,000 dedicated employees, whom we refer to as Crewmembers. Going forward we believe we will continue to differentiate ourselves from other airlines enabling us to continue to attract a greater mix of customers and to drive further profitable growth. We are focused on driving to deliver solid results for our shareholders, our customers and our Crewmembers.
As used in this Report, the terms "JetBlue", the "Company", "we", "us", "our" and similar terms refer to JetBlue Airways Corporation and its subsidiaries, unless the context indicates otherwise. Our principal executive offices are located at 27-01 Queens Plaza North, Long Island City, New York 11101 and our telephone number is (718) 286-7900.
Our Industry and Competition
The U.S. airline industry is extremely competitive, challenging and results are often volatile. It is uniquely susceptible to external factors such as downturns in domestic and international economic conditions, weather-related disruptions, the spread of infectious diseases, the impact of airline restructurings or consolidations, U.S. military actions or acts of terrorism. We operate in a capital and energy intensive industry that has high fixed costs as well as heavy taxation and fees. Airline returns are sensitive to slight changes in fuel prices, average fare levels and passenger demand. The principal industry competitive factors include fares, brand and customer service, route networks, flight schedules, aircraft types, safety records, code-sharing and interline relationships, in-flight entertainment and connectivity systems and frequent flyer programs.
Price competition is strong in our industry. Our ability to operate successfully and grow in this environment depends on, among other things, our ability to operate at costs equal to or lower than our competitors.
Since 2001, the majority of traditional network airlines have undergone significant financial restructuring including bankruptcies, mergers and consolidations. These types of restructurings typically result in a lower cost structure through a reduction of labor costs, restructuring of commitments including debt terms, leases and fleet, modification or termination of pension plans, increased workforce flexibility, and innovative offerings. These actions also have provided the restructuring airline significant opportunities for realignment of route networks, alliances and frequent flyer programs. Each factor has had a significant influence on the industry's improved profitability.

2015 OPERATIONAL HIGHLIGHTS
We believe our differentiated product and culture, competitive costs and high-value geography relative to the other airlines contributed to our continued success in 2015. Our 2015 operational highlights include:
•Product enhancements - Throughout 2015 we continued to invest in industry-leading products which we believe will continue to differentiate our product offering from the other airlines.
◦In June 2014, we launched our premium transcontinental product called Mint™. It includes 16 fully lie-flat seats, four of which are in suites with a privacy door, a first in the U.S. domestic market. During 2015, we announced additional transcontinental MintTM service, as well as added two international MintTM destinations, Barbados and Aruba.
◦We continued to install our Fly-Fi™ in-flight internet service across our Airbus fleet, and completed retrofitting all of our Airbus A321 and A320 aircraft by the end of October 2015. Our first Fly-Fi™ enabled Embraer E190 aircraft made its inaugural commercial flight in October 2015. We anticipate retrofitting our remaining Embraer E190 aircraft with Fly-Fi™ during 2016, at which point, free Fly-Fi™ service will be available on our entire fleet.
◦We introduced Fare Options during the second quarter of 2015. As a result, customers have a choice to purchase tickets from three branded fares: Blue, Blue Plus, and Blue Flex. Each fare includes different offerings, such as free checked bags, reduced change fees, and additional TrueBlue® points.
◦Innovation continues to be a major driver in our product offerings. We were the first airline to accept Apple Pay in-flight. Our customers have been able to use their iPhone for all onboard purchases since March 2015. In December 2015, we released an enhanced suite of mobile applications aimed at bringing even more convenience to our customers. With the latest update, customers have even more control over their JetBlue Experience with the ability to select and change seat assignments after check in, purchase Even MoreTM Space seats or other ancillary services, and use their phone's camera feature to input credit card and passport information.
•Fleet - In 2015, we converted six of the 10 Airbus A321 deliveries scheduled for 2016 to our MintTM cabin configuration. During the fourth quarter, we bought out the leases on six Airbus A320 aircraft. In 2015, we took delivery of 12 Airbus A321 aircraft, two of which were equipped with our Mint™ cabin layout.
•Network - We continued to expand and grow in our high-value geography. In 2015, we expanded our network with six new BlueCities, bringing our total as of the end of December 2015 to 93 BlueCities, and added several connect-the-dot routes. With the success of our Mint™ service between New York and California, we launched new routes to the Caribbean in the fall of 2015 and expect to begin Mint™ service from Boston in March 2016.
•TrueBlue® and partnerships - We expanded our portfolio of commercial airline partnerships throughout 2015 and announced code-sharing agreements with Icelandair, Royal Air Maroc, Silver Airways and Seaborne Airlines.
•Customer Service - JetBlue and our Crewmembers were recognized in 2015 for industry leading customer service.
◦J.D. Power and Associates recognized JetBlue and our Crewmembers for the 11th consecutive year as the “Highest in Airline Customer Satisfaction among Low-Cost Carriers.” Our score climbed to 801 on a 1,000-point scale, making us the first airline to ever surpass 800 points within the segment.
◦We also received the top score on the American Customer Satisfaction Index (ACSI) among airlines. Our score of 81 is 10 points above the average for the airline industry. Additionally, we received 7 out of 7 stars for safety, and 5 out of 5 stars for our product offering from Airline Ratings.
•Our Crewmembers - During 2015, our Crewmembers recognized JetBlue as one of "America's "Best Places to Work" by Forbes. JetBlue ranked #19 through a survey that asked individuals how likely they would be to recommend their employer to someone else.

JETBLUE EXPERIENCE
We offer our customers a distinctive flying experience which we refer to as the "JetBlue Experience." We believe we deliver award winning service that focuses on the customer experience from booking their itinerary to arrival at their final destination. Typically, our customers are neither high-traffic business travelers nor ultra-price sensitive travelers. Rather, we believe we are the carrier of choice for the majority of travelers who have been underserved by other airlines as we offer a differentiated product and award winning customer service.
Differentiated Product and Culture
Delivering the JetBlue Experience to our customers through our differentiated product and culture is core to our mission to inspire humanity. We look to attract new customers to our brand and provide current customers reasons to come back by continuing to innovate and evolve the JetBlue Experience. We believe we can adapt to the changing needs of our customers and a key element of our success is the belief that competitive fares and quality air travel need not be mutually exclusive.
Our award winning service begins from the moment our customers purchase a ticket through one of our distribution channels such as www.jetblue.com, our mobile applications or our reservations centers. In the second quarter of 2015, we launched our new pricing model, Fare Options. Customers can now purchase tickets at one of three branded fares: Blue, Blue Plus, and Blue Flex. Each fare includes different offerings such as free checked bags, reduced change fees, and additional TrueBlue® points, with all fares including our core offering of free in-flight entertainment, free brand name snacks and free non-alcoholic beverages. Customers can choose to “buy up” to an option with additional offerings. These fares allow customers to select the products or services they need or value when they travel; without having to pay for the things they do not need or value.
Upon arrival at the airport, our customers are welcomed by our dedicated Crewmembers and can choose to purchase one or more of our ancillary options such as Even More™ Speed, allowing them to enjoy an expedited security experience in most domestic JetBlue locations. Customers who select our Blue Flex option or purchase a Mint™ seat receive Even More™ Speed as part of their fare. We additionally have mobile applications for both Apple and Android devices which have robust features including real-time flight information updates and mobile check-in for certain routes. Our applications are designed to enhance our customers' travel experience and are in keeping with the JetBlue Experience.
Once onboard our aircraft, customers enjoy seats in a comfortable layout with the most legroom in the main cabin of all U.S. airlines, based on average fleet-wide seat pitch. Our Even More™ Space seats are available for purchase across our fleet, giving customers the opportunity to enjoy additional legroom. Customers on certain transcontinental or Caribbean flights have the option to purchase our premium service, Mint™, which has 16 fully lie-flat seats, including four suites with privacy doors.
Our in-flight entertainment system onboard our Airbus A320 and Embraer E190 aircraft includes 36 channels of free DIRECTV®, 100 channels of free SiriusXM® satellite radio and premium movie channel offerings from JetBlue Features®. Customers on our Airbus A321 aircraft have access to 100 channels of DIRECTV®, 100+ channels of SiriusXM® radio and premium movie channel offerings from JetBlue Features®. Our Mint™ customers enjoy 15-inch flat screen televisions to experience our in-flight entertainment offerings. In December 2013, we began to retrofit our Airbus fleet with Fly-Fi™, a broadband product, with connectivity that we believe is significantly faster than airlines featuring KU-band satellites and older ground to air technology. Our entire Airbus fleet is equipped with Fly-Fi™ and we are in the process of retrofitting our entire Embraer E190 fleet. Our first flight of our first Fly-Fi™ enabled Embraer E190 operated in October 2015. In November 2014, we announced the introduction of Fly-Fi™ Hub, a content portal where customers can access a wide range of movies, television shows and additional content from their own personal devices. In 2015, Amazon, MLB.tv and Vice were added to our list of existing partners which include Coursera, FOX, HarperCollins Publishers, National Geographic, Rouxbe and Time Inc. We expect to add additional content from partner providers during 2016.
All customers may enjoy an assortment of free and unlimited brand name snacks and non-alcoholic beverages, and have the option to purchase additional products such as blankets, pillows, headphones, premium beverages and premium food selections. Our Mint™ customers have access to an assortment of complimentary food, beverages and products including a small-plates menu, artisanal snacks, alcoholic beverages, a blanket, pillows and headphones.
Our Airbus A321 aircraft in a single cabin layout have 190 seats and those with our Mint™ offering have 159 seats. Our Airbus A320 aircraft have 150 seats while our Embraer E190 aircraft have 100 seats. At our Investor Day in November 2014, we announced a cabin restyling program across our fleet that will enable an improved customer experience while freeing up valuable onboard space. Starting in the second half of 2016, we intend to introduce Airbus' new innovative galley and lavatory module on our single cabin layout Airbus A321 aircraft. Beginning in July 2016, future deliveries of our single cabin layout Airbus A321 will arrive with 200 seats. We expect to complete retrofitting our existing Airbus A321 single cabin layout aircraft to the 200 seats configuration by the end of 2016.

As part of our cabin restyling program we expect to increase the seat density on our Airbus A320 fleet. Commencing in 2017, we plan to reconfigure our Airbus A320 aircraft with new seats, larger TV screens with up to 100 channels of free DIRECTV®, and free gate-to-gate Fly-Fi™. We anticipate reconfiguring our Airbus A320 aircraft to have 162 seats.
Because of our network strength in leisure destinations, we also sell vacation packages through JetBlue Getaways™, a one-stop, value-priced vacation service for self-directed packaged travel planning. These packages offer competitive fares for air travel on JetBlue along with a selection of JetBlue recommended hotels and resorts, car rentals and local attractions.
We work to provide a superior air travel experience, including communicating openly and honestly with customers about delays and service disruptions. We are the only major U.S. airline to have a Customer Bill of Rights. This program was introduced in 2007 to provide compensation to customers who experience inconveniences. This Customer Bill of Rights commits us to high service standards and holds us accountable if we fall short.
In 2015, we completed 98.6% of our scheduled flights. Unlike most other airlines, we have a policy of not overbooking flights.
Our customers have repeatedly indicated the distinctive JetBlue Experience is an important reason why they select us over other carriers. We measure and monitor customer feedback regularly which helps us to continuously improve customer satisfaction. One way we do so is by measuring our net promoter score, or NPS. This metric is used by companies in a broad range of industries to measure and monitor the customer experience. Many of the leading consumer brands that are recognized for great customer service receive high NPS scores. We believe a higher NPS score has positive effects on customer loyalty and ultimately leads to increased revenue.
Network/ High-Value Geography
We are a predominately point-to-point system carrier, with the majority of our routes touching at least one of our six focus cities: New York, Boston, Fort Lauderdale-Hollywood, Orlando, Long Beach and San Juan, Puerto Rico. During 2015, over 86% of our customers flew on non-stop itineraries.
Leisure traveler focused airlines are often faced with high seasonality. As a result, we continually work to manage our mix of customers to include both business travelers and travelers visiting friends and relatives, or VFR. VFR travelers tend to be slightly less seasonal and less susceptible to economic downturns than traditional leisure destination travelers. Understanding the purpose of our customers' travel helps us optimize destinations, strengthen our network and increase unit revenues. All six of our focus cities are in regions with a diverse mix of traffic and were profitable in 2015.
As of December 31, 2015, our network served 93 BlueCities in 28 states, the District of Columbia, the Commonwealth of Puerto Rico, the U.S. Virgin Islands, and 19 countries in the Caribbean and Latin America. In 2015, we commenced service to six new BlueCities including Antigua, our 34th BlueCity in the Caribbean and Latin America. We also made changes across our network by announcing new routes between existing BlueCities. We group our capacity distribution based upon geographical regions rather than on a mileage or a length-of-haul basis. The historic distribution of ASMs, or capacity, by region for the years ending December 31 was:

Capacity Distribution	2015	2014	2013
Caribbean & Latin America(1)	30.2%	31.4%	28.1%
Florida	29.2	29.3	30.9
Transcontinental	28.5	26.3	27.9
East	5.7	5.7	5.0
Central	3.8	4.7	5.2
West	2.6	2.6	2.9
Total	100.0%	100.0%	100.0%
(1) Domestic operations as defined by the Department of Transport, or DOT, include Puerto Rico and the U.S. Virgin Islands, but for the purposes of the capacity distribution table above we have included these locations in the Caribbean and Latin America region.
Our network growth over the past few years has been focused on the business traveler in Boston as well as travelers to the Caribbean and Latin America region. We expect to focus on increasing our presence in Fort Lauderdale-Hollywood where we believe there is an opportunity to increase our operations to destinations throughout the Caribbean and Latin America. Our plan is supported by significant investment from the Broward County Aviation Department in the airport and surrounding facilities.

With the decision by the United States and Cuban authorities to allow scheduled air service to resume between the two nations, we are currently reviewing the formal application to schedule JetBlue service to Cuba. We believe our experience operating charter flights to Cuba and our historical success in other Caribbean and Latin American markets, such as Puerto Rico and the Dominican Republic, will position us to be the air carrier of choice in Cuba.
In 2016, we anticipate further expanding our network and have previously announced service to the following new destinations:

Destination	Service Commenced or Scheduled to Commence
Daytona Beach, FL	January 7, 2016
Palm Springs, CA	January 14, 2016
Quito, Ecuador	February 25, 2016
Nashville, TN	May 5, 2016
Airline Commercial Partnerships
Airlines frequently participate in commercial partnerships with other carriers in order to increase customer convenience by providing inter-connectivity, code-sharing, coordinated flight schedules, frequent flyer program reciprocity and other joint marketing activities. As of December 31, 2015, we had 43 airline commercial partnerships. Our commercial partnerships typically begin as an interline agreement allowing a customer to book one itinerary with tickets on multiple airlines. During 2015, we entered into seven new interline agreements and four new code-sharing agreements. Code-sharing is a practice by which one airline places its name and flight number on flights operated by another airline. In 2016, we expect to continue to seek additional strategic opportunities through new commercial partners as well as assess ways to deepen select current airline partnerships. We plan to do this by expanding code-share relationships and other areas of cooperation such as frequent flyer programs. We believe these commercial partnerships allow us to better leverage our strong network and drive incremental traffic and revenue while improving off-peak travel.
Marketing
JetBlue is a widely recognized and respected global brand. JetBlue created a new category in air travel and our brand stands for high service quality at a reasonable cost. This brand has evolved into an important and valuable asset which identifies us as a safe, reliable, high value airline. Similarly, we believe customer awareness of our brand has contributed to the success of our marketing efforts. It enables us to promote ourselves as a preferred marketing partner with companies across many different industries.
We market our services through advertising and promotions in various media forms including popular social media outlets. We engage in large multi-market programs, local events and sponsorships across our route network as well as mobile marketing programs. Our targeted public and community relations efforts reflect our commitment to the communities we serve, as well as promoting brand awareness and complementing our strong reputation.
Distribution
Our participation in global distribution systems, or GDS, supports our profitable growth, particularly in the business market. We find business customers are more likely to book through a travel agency or a booking product which relies on a GDS platform. Although the cost of sales through this channel is higher than through our website, the average fare purchased through GDS is generally higher and often covers the increased distribution costs. We currently participate in several major GDS and online travel agents, or OTA. Due to the majority of our customers booking travel on our website, we maintain relatively low distribution costs despite our increased participation in GDS and OTA in recent years.
Our primary and preferred distribution channel to customers is through our website, www.jetblue.com, our lowest cost channel. In the first half of 2015, we introduced a new merchandising platform for www.jetblue.com with our business partner Datalex in addition to merchandising capabilities on our kiosks and in our self-service channels with our business partner IBM.
Customer Loyalty Program
TrueBlue® is our customer loyalty program designed to reward and recognize loyal customers. Members earn points based upon the amount paid for JetBlue flights and services from certain commercial partners. Our points do not expire, the program has no black-out dates or seat restrictions, and any JetBlue destination can be booked if the TrueBlue® member has enough points to exchange for the value of an open seat. Mosaic® is an additional level for our most loyal customers who either (1) fly a minimum of 30 times with JetBlue and acquire at least 12,000 base flight points within a calendar year or (2) accumulate 15,000 base flight points within a calendar year. Over 1.4 million TrueBlue® one-way redemption awards were flown during 2015, representing approximately 4% of our total revenue passenger miles.

We currently have co-branded loyalty credit cards available to eligible U.S. residents, as well as co-brand agreements in Puerto Rico and the Dominican Republic to allow cardholders to earn TrueBlue® points. Beginning in the first quarter of 2016, we anticipate launching a new co-branded credit card partnership with Barclaycard® on the MasterCard® network. We believe our marketing campaign announcing the launch of the new co-branded card will have promising conversion rates from existing cardholders of our co-branded American Express® credit cards as well as drive a significant number of new member enrollments. We also have co-branded loyalty credit cards issued by Banco Santander Puerto Rico and MasterCard® in Puerto Rico as well as Banco Popular Dominicano and MasterCard® in the Dominican Republic. These credit cards allow customers in Puerto Rico and the Dominican Republic to take full advantage of our TrueBlue® loyalty program.
We have a separate agreement with American Express® that allows any American Express® cardholder to convert Membership Rewards® points into TrueBlue® points. We have various agreements with other loyalty partners, including hotels and car rental companies, that allow their customers to earn TrueBlue® points through participation in our partners’ programs. We intend to continue to develop the footprint of our co-branded credit cards and pursue other loyalty partnerships in the future.
OPERATIONS AND COST STRUCTURE
Historically, our cost structure has allowed us to price fares lower than many of our competitors and is a principal reason for our profitable growth. Our current cost advantage relative to some of our competitors is due to, among other factors, high aircraft utilization, new and efficient aircraft, relatively low distribution costs, and a productive workforce. Because our network initiatives and growth plans necessitate a low cost platform, we are continually focused on our competitive costs, operational excellence, efficiency improvements which also contribute to lower costs and enhancing critical elements of the JetBlue Experience.
Route Structure
Our point-to-point system is the foundation of our operational structure, with the majority of our routes touching at least one of our six focus cities. This structure allows us to optimize costs as well as accommodate customers' preference for non-stop itineraries. A vast majority of our operations are centered in and around the heavily populated northeast corridor of the U.S., which includes the New York and Boston metropolitan areas. This airspace is some of the world's most congested and drives certain operational constraints.
Our peak levels of traffic over the course of the year vary by route; the East Coast to Florida/Caribbean peak from October through April and the West Coast peak in the summer months. Many of our areas of operations in the Northeast experience poor winter weather conditions, resulting in increased costs associated with de-icing aircraft, canceled flights and accommodating displaced customers. Many of our Florida and Caribbean routes experience bad weather conditions in the summer and fall due to thunderstorms and hurricanes. As we enter new markets we could be subject to additional seasonal variations along with competitive responses by other airlines.
•New York metropolitan area - We are New York's Hometown AirlineTM. The majority of our flights originate in the New York metropolitan area, the nation's largest travel market. John F. Kennedy International Airport, or JFK, is New York's largest airport, and we are the largest airline at JFK as measured by domestic seats and our 2015 operations accounted for more than 37% of seats offered on domestic routes from JFK. As JFK is a slot controlled airport we have been able to continue to grow our operations by adding more seats per departure with the delivery of 25 Airbus A321 aircraft in total as of December 31, 2015, as well as continuing to optimize routes based upon load factor and costs. We operate from Terminal 5, or T5, and in November 2014 we opened T5i, an international arrivals facility that expands our current T5 footprint. We believe T5i will enable us to increase operational efficiencies, provide savings, streamline our operations and improve the overall travel experience for our customers arriving from international destinations. We also serve New Jersey's Newark Liberty International Airport, or Newark, New York City's LaGuardia Airport, or LaGuardia, Newburgh, New York's Stewart International Airport and White Plains, New York's Westchester County Airport. We are the leading carrier in the average number of flights flown per day between the New York metropolitan area and Florida.

•Boston - We are the largest carrier in terms of flights and capacity at Boston's Logan International Airport. By the end of 2015 we flew to 59 non-stop destinations from Boston and served almost twice as many non-stop destinations than any other airline. Our operations accounted for more than 26% of all seats offered. We continue to capitalize on opportunities in the changing competitive landscape by adding routes, frequencies and increasing our relevance to local travelers. In 2015, we continued to see a boost in the Boston market with two airline partners starting international routes directly to Boston, bringing the total number of airline partners flying routes to Boston to 14 by the end of the year. Our plan is to grow Boston with a general target of 150 flights per day. In June 2015, we announced Mint™ will be offered on flights to San Francisco in the first quarter of 2016, Los Angeles in fall 2016, as well as seasonal international service to Barbados. In November 2015, we unveiled Phase I of our $50 million Terminal C upgrade which included new kiosks and ticket counters. Twenty-five kiosks and thirty check-in counters are in use in the North Pod of the terminal. Phase II of the upgrade, funded by the Massachusetts Port Authority, or Massport, has begun on the South Pod which is aimed to mirror the check-in experience of the North Pod. Updated digital flight information displays and a connector between Terminal C and international flights at Terminal E are also expected to be completed during 2016. Additionally Massport recent and planned future investments in Boston include a new Centralized Baggage Inspection System during 2015 and a post-secure connection to the International Terminal planned for 2016.
•Caribbean and Latin America - At the end of 2015 we had 34 BlueCities in the Caribbean and Latin America and we expect our presence to continue to grow. Our only focus city outside of the Continental U.S. is San Juan, Puerto Rico. We are the largest airline in Puerto Rico serving more non-stop destinations than any other carrier. We are also the largest airline in the Dominican Republic, serving six airports in the country in 2015. While the Caribbean and Latin American region is a growing part of our network, operating in this region can present operational challenges, including working with less developed airport infrastructure, political instability and vulnerability to corruption. In July 2015, we began charter flights between New York and Havana, Cuba. As of December 31, 2015, we had six weekly round trips to Cuba, including flights from Tampa and Fort Lauderdale-Hollywood with various charter partners. As the second largest U.S. airline to the Caribbean, we believe Cuba will one day play an important role in our overall network in the region.
•Fort Lauderdale-Hollywood - We are the largest carrier at Fort Lauderdale-Hollywood International Airport, with approximately 22% of all seats offered in 2015. During 2015, we started service to eight new destinations and grew departures by approximately 15%. We expect Fort Lauderdale-Hollywood to continue to be our fastest growing focus city in 2016. Flying out of Fort Lauderdale-Hollywood instead of nearby Miami International Airport helps preserve our competitive cost advantage through lower cost per enplanement. In 2012, Broward County authorities commenced a multi-year, $2.3 billion refurbishment effort at the airport and surrounding facilities including the construction of a new south runway. We operate primarily out of Terminal 3 which is scheduled to be refurbished and connected to the upgraded and expanded international terminal by 2018. We will have additional facilities in the new international terminal to support our international arrivals. Our primary Terminal 3 allows for easy access to the expanded and enhanced airfield. We expect the connection of these terminals will streamline operations for both Crewmembers and customers. Due to these factors, it's ideal location between the U.S. and Latin America as well as South Florida's high-value geography, we intend to focus on Fort Lauderdale-Hollywood growth going forward.
•Orlando - We are the second largest carrier in terms of capacity at Orlando International Airport, or Orlando, with 13% of all seats offered in 2015. Orlando is JetBlue's fourth largest focus city with 27 non-stop destinations and a growing mix of traffic including leisure, VFR and business travelers. Our centralized training center, known as JetBlue University, is based in Orlando. In 2015, we opened the Lodge at OSC which is adjacent to our training center and is used for lodging our Crewmembers when they attend training.
•Los Angeles area - We are the sixth largest carrier in the Los Angeles area measured by seats, operating from Long Beach Airport, or Long Beach, Los Angeles International Airport, or LAX, and Burbank's Bob Hope Airport. We are the largest carrier in Long Beach, with almost 84% of all seats offered in 2015 being operated by JetBlue. We are currently working with the city of Long Beach and the community to ensure a request is made to the U.S. Customs and Border Protection to add a Federal Inspection Site at the airport, which would enable us to serve international destinations from Long Beach. In June 2014, we started operating our premium transcontinental service, Mint™, from LAX, which has continued to grow during 2015, with up to ten daily round trips between JFK and LAX expected in 2016. In June 2015, we announced Mint™ will be offered on flights from Boston to LAX in fall 2016.

Fleet Structure
We currently operate Airbus A321, Airbus A320 and Embraer E190 aircraft types. In 2015, our fleet had an average age of 8.3 years and operated an average of 11.9 hours per day. By scheduling and operating our aircraft more efficiently we are able to spread related fixed costs over a greater number of ASMs.

The reliability of our fleet is essential to ensuring our operations run efficiently and we are continually working with our aircraft and engine manufacturers to enhance our performance.
We are working with the Federal Aviation Administration, or FAA, in efforts towards implementing the Next Generation Air Transportation System, or NextGen, by 2020. NextGen technology is expected to improve operational efficiency in the congested airspaces in which we operate. In 2012, we equipped 35 of our Airbus A320 aircraft to test ADS-B Out, a satellite based technology aimed to facilitate the communication between pilots and air traffic controllers. Even though it is still in the testing phase we have already seen benefits from the ADS-B Out equipment including being able to reroute flights over the Gulf of Mexico to avoid bad weather, an area where the current FAA radar coverage is not complete. In 2012, we also became the first FAA certified Airbus A320 carrier in the U.S. to use satellite-based Special Required Navigation Performance Authorization Required, or RNP AR, approaches at two of JFK's prime and most used runways, 13L and 13R.
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
The bulk of our line maintenance is handled by JetBlue technicians and inspectors. It consists of daily checks, overnight and weekly checks, "A" checks, diagnostics and routine repairs.
Heavy maintenance checks, or "C" checks, consist of a series of more complex tasks taking from one to four weeks to accomplish and are typically performed once every 15 months. All of our aircraft heavy maintenance work is performed by third party FAA-approved facilities such as Embraer, Pemco, Haeco and Lufthansa Technik AG, and are subject to direct oversight by JetBlue personnel. We outsource heavy maintenance as the costs are lower than if we performed the tasks internally.
Component maintenance on equipment such as engines, auxiliary power units, landing gears, pumps and avionic computers are all performed by a number of different FAA-approved third party repair stations. We have maintenance agreements with MTU Maintenance Hannover GmbH, or MTU, for our Airbus aircraft engines and with GE Engine Services, LLC for our Embraer E190 aircraft engines. We also have an agreement with Lufthansa Technik AG for the repair, overhaul, modification and logistics of certain Airbus components. Many of our maintenance service agreements are based on a fixed cost per flying hour. These fixed costs vary based upon the age of the aircraft and other operating factors impacting the related component. Required maintenance not otherwise covered by these agreements is performed on a time and materials basis. All other maintenance activities are sub-contracted to qualified maintenance, repair and overhaul organizations.
Aircraft Fuel
Aircraft fuel continues to be one of our largest expenses. Its price and availability has been extremely volatile due to global economic and geopolitical factors which we can neither control nor accurately predict. We use a third party to assist with fuel management service and to procure most of our fuel. Our historical fuel consumption and costs for the years ended December 31 were:

	2015	2014	2013
Gallons consumed (millions)	700	639	604
Total cost (millions)(1)	$1,348	$1,912	$1,899
Average price per gallon(1)	$1.93	$2.99	$3.14
Percent of operating expenses	25.9%	36.1%	37.9%
(1) Total cost and average price per gallon each include related fuel taxes as well as effective fuel hedging gains and losses.
We attempt to protect ourselves against the volatility of fuel prices by entering into a variety of derivative instruments. These include swaps, caps, collars, and basis swaps with underlyings of jet fuel, crude and heating oil.

Financial Health
We strive to maintain financial strength and a cost structure that enables us to grow profitably and sustainably. In the first years of our history, we relied upon financing activities to fund much of our growth. Starting in 2007, growth has largely been funded through internally generated cash from operations. Since 2011, while we have invested approximately $3.8 billion in capital assets, we have also generated approximately $4.5 billion in cash from operations, resulting in approximately $0.7 billion in free cash flow. Our improving financial results have resulted in better credit ratings, which in turn allows for more attractive financing terms. Since 2011, we have also reduced our total debt balance by nearly $1.3 billion.
JetBlue Technology Ventures
In November 2015, JetBlue created a new wholly-owned subsidiary, JetBlue Technology Ventures, LLC, or JTV. We anticipate that JTV will invest in or partner with emerging technology companies within the travel, hospitality and lifestyle industries. As of December 31, 2015, JTV had not made any investments.
TWA Flight Center Hotel Development
In 2015, the Board of Commissioners of the Port Authority of New York & New Jersey, or the PANYNJ approved a construction plan to redevelop the TWA Flight Center at JFK on its nearly six-acre site into a hotel with over 500 rooms, meeting spaces, restaurants, a spa and an observation deck. The complex is planned to feature two six-story hotel towers. As part of the plan, a 75-year lease agreement involves Flight Center Hotel LLC, a partnership of MCR Development, LLC and JetBlue. We estimate our ultimate ownership in the hotel to be approximately 5% to 10% of the final total investment.
LiveTV
LiveTV, LLC, or LiveTV, was formerly a wholly owned subsidiary of JetBlue. It provides in-flight entertainment and connectivity solutions for various commercial airlines including JetBlue. In June 2014, we sold LiveTV and its subsidiaries LTV Global, Inc, and LiveTV International, Inc., to Thales Holding Corporation, or Thales. In September 2014, following the receipt of regulatory approval, we sold LiveTV Satellite Communications, LLC, a subsidiary of LiveTV, to Thales. Following the completion of these sales, LiveTV operations ceased to be subsidiaries of JetBlue and are no longer presented in our consolidated financial statements. JetBlue, ViaSat Inc. and LiveTV have worked together to develop and support in-flight broadband connectivity for JetBlue which is being marketed as Fly-Fi™. JetBlue expects to continue to be a significant customer of LiveTV through its in-flight entertainment and onboard connectivity products and services.
CULTURE
Our People
Our success depends on our Crewmembers delivering terrific customer service experience in the sky and on the ground. One of our competitive strengths is a service orientated culture grounded in our five key values; safety, caring, integrity, passion and fun. We believe a highly productive and engaged workforce enhances customer loyalty which in turn increases shareholder returns. Our goal is to hire, train and retain a diverse workforce of caring, passionate, fun and friendly people who share our mission to inspire humanity.
Our culture is first introduced to new Crewmembers during the screening process and then at an extensive new hire orientation program at JetBlue University. The orientation focuses on the JetBlue strategy and emphasizes the importance of customer service, productivity and cost control. We provide continuous training for our Crewmembers including technical training, a specialized captain leadership training program unique in the industry, a leadership program for current company managers, an emerging managers program, regular training focused on the safety value and front line training for our customer service teams.
Our growth plans necessitate and facilitate opportunities for talent development. In 2008, we launched the University Gateway Program, one of our many pilot recruitment initiatives, which made us the first airline to provide a training program for undergraduate students interested in becoming JetBlue First Officers.

We believe a direct relationship between Crewmembers and our leadership is in the best interests of our Crewmembers, our customers and our shareholders. Except for our pilots, our Crewmembers do not have third-party representation. In April 2014, JetBlue pilots elected to be solely represented by the Air Line Pilots Association, or ALPA. The National Mediation Board, or NMB, certified ALPA as the representative body for JetBlue pilots and we are working with ALPA to reach our first collective bargaining agreement. We have individual employment agreements with each of our non-unionized FAA licensed Crewmembers which consist of dispatchers, technicians, inspectors and air traffic controllers. Each employment agreement is for a term of five years and renews for an additional five-year term, unless the Crewmember is terminated for cause or the Crewmember elects not to renew. Pursuant to these employment agreements, Crewmembers can only be terminated for cause. In the event of a downturn in our business, resulting in a reduction of flying and related work hours, we are obligated to pay these Crewmembers a guaranteed level of income and to continue their benefits. We believe that through these agreements we provide what we believe to be industry-leading job protection language. We believe these agreements provide JetBlue and Crewmembers flexibility and allow us to react to Crewmember needs more efficiently than collective bargaining agreements.
A key feature of the direct relationship with our Crewmembers is our Values Committees which are made up of peer-elected frontline Crewmembers from each of our major work groups, except pilots. They represent the interests of our workgroups and help us run our business in a productive and efficient way. We believe this direct relationship with Crewmembers drives higher levels of engagement and alignment with JetBlue’s strategy, culture and overall goals.
We believe the efficiency and engagement of our Crewmembers is a result of our flexible and productive work rules. We are cognizant of the competition for productive labor in key industry positions and new government rules requiring higher qualifications as well as more restricted hours that may result in potential labor shortages in the upcoming years.
Our leadership team communicates on a regular basis with all Crewmembers in order to maintain this direct relationship and to keep them informed about news, strategy updates and challenges affecting the airline and the industry. Effective and frequent communication throughout the organization is fostered through various means including email messages from our CEO and other senior leaders at least weekly, weekday news updates to all Crewmembers, employee engagement surveys, a quarterly Crewmember magazine and active leadership participation in new hire orientations. Leadership is also heavily involved in periodic open forum meetings across our network, called “pocket sessions” which are often videotaped and posted on our intranet. By soliciting feedback for ways to improve our service, teamwork and work environment, our leadership team works to keep Crewmembers engaged and makes our business decisions transparent. Additionally we believe cost and revenue improvements are best recognized by Crewmembers on the job.
Our average number of full-time equivalent employees for the year ended December 31, 2015 consisted of 2,857 pilots, 3,108 flight attendants, 3,977 airport operations personnel, 573 technicians (whom other airlines may refer to as mechanics), 1,268 reservation agents, and 2,754 management and other personnel. For the year ended December 31, 2015, we employed an average of 12,351 full-time and 4,511 part-time employees.
Crewmember Programs
We are committed to supporting our Crewmembers through a number of programs including:
•Crewmember Resource Groups (CRGs) - These are groups of Crewmembers formed to act as a resource for both the group members as well as JetBlue. The groups serve as an avenue to embrace and encourage different perspectives, thoughts and ideas. At the end of 2015, we had four CRGs in place: JetPride, Women in Flight, Vets in Blue, and new for 2015 BlueConexion.
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
•JetBlue Scholars - Developed in 2015, this program offers a new and innovative model to our Crewmembers wishing to further their education. Crewmembers enrolled in the program can earn a bachelor's degree through self-directed online college courses facilitated by JetBlue. The first term of JetBlue Scholars began in January 2016.
• Lift Recognition Program - Formed in 2012, this Crewmember recognition program encourages Crewmembers to celebrate their peers for living JetBlue's values by sending e-thanks through an on-line platform. Our CEO Crew, periodically hosts an event for the Crewmembers who receive the highest Lift award recognitions in each quarter of the year. In 2015, we saw more than 100,000 Lift nominations.

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
•JetBlue Foundation - Organized in 2013 as a non-profit corporation, this foundation is a JetBlue-sponsored organization to advance aviation-related education and to continue our efforts to promote aviation as a top career choice for students.  The foundation intends to do this by igniting interest in science, technology, engineering and mathematics. The foundation is legally independent from JetBlue and has a Board of Directors as well as an Advisory Committee, both of which are made up of Crewmembers.  The foundation is recognized by the IRS as a tax-exempt entity.
•USO Center T5/JFK - Continuing our tradition of proudly supporting the men, women and families of the military, in September 2014 we opened a USO Center in T5 at JFK. The Center is open seven days a week, 365 days per year for military members and their families traveling on any airline at JFK, not just JetBlue. This center is fully stocked with computers, televisions, gaming devices/stations, furniture, iPads, food, beverages and much more. In conjunction with leading airport design firm Gensler, Turner Construction Company, the PANYNJ and more than 28 contractors and individual donors, 100% of the space, services, labor and materials were donated to ensure the USO Center would be free of any financial burden. Crewmembers donate time to help run the center.
•T5 Farm - Creating a healthier airport environment is a core pillar of JetBlue's sustainability philosophy. Through a partnership with TERRA brand and support from GrowNYC and the PANYNJ, we have created the T5 Farm, a blue potato farm and produce garden at T5. The T5 Farm aims to serve as an agricultural and educational resource for the community, as well as absorb rainwater and runoff, reducing the possibility of flooding in the adjacent areas. Items from the T5 Farm are donated to local food pantries.
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

TSA and U.S. Customs and Border Protection - The TSA and the U.S. Customs and Board Protection, or CBP, operate under the Department of Homeland Security and are responsible for all civil aviation security. This includes passenger and baggage screening; cargo security measures; airport security; assessment and distribution of intelligence; security research and development; international passenger screening; customs; and agriculture. It also has law enforcement powers and the authority to issue regulations, including in cases of national emergency, without a notice or comment period. It can also assess civil penalties for such failures as well as institute proceedings for the imposition and collection of monetary fines for the violation of certain regulations.
Taxes & Fees - The airline industry is one of the most heavily taxed in the U.S., with taxes and fees accounting for approximately 17% of the total fare charged to a customer. Airlines are obligated to fund all of these taxes and fees regardless of their ability to pass these charges on to the customer. The TSA sets the September 11, or 9/11, Security Fee which is passed to the customer. On July 21, 2014, the 9/11 Security Fee was increased from $2.50 per enplanement, with a maximum of $5 per one-way trip, to $5.60 per enplanement, regardless of the number of connecting flights. On December 19, 2014, the fee was amended and a round trip was limited to a maximum of $11.20. Effective December 28, 2015, the APHIS Aircraft Inspection fee increased from $70.75 to $225 per international aircraft arriving in the U.S.
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
Airport Infrastructure - The northeast corridor of the U.S. contains some of the most congested airspaces in the world. The airports in this region are some of the busiest in the country, the majority of which are more than 60 years old. Due to high usage and aging infrastructure, issues arise at these airports that are not necessarily seen in other parts of the country. At JFK, the recent completion of high-speed taxiways, in addition to the runway renovations finished in 2015, enables landing aircraft the ability to exit the runway faster.   The Unified Terminal Structure project at LaGuardia has been delayed and is still pending final approval which is expected in early 2016. Once underway, it is expected to open to passengers in 2019.
Foreign Operations - International air transportation is subject to extensive government regulation. The availability of international routes to U.S. airlines is regulated by treaties and related agreements between the U.S. and foreign governments. We currently operate international service to Antigua and Barbuda, Aruba, the Bahamas, Barbados, Bermuda, the Cayman Islands, Colombia, Costa Rica, Curaçao, the Dominican Republic, Grenada, Haiti, Jamaica, Mexico, Peru, Saint Lucia, St. Maarten, Trinidad and Tobago and the Turks and Caicos Islands. As previously announced, during 2016 we plan to begin service to Ecuador. To the extent we seek to provide air transportation to additional international markets in the future, we would be required to obtain necessary authority from the DOT and the applicable foreign government.
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

We use our JetBlue Sustainability program on www.jetblue.com/green/ to educate our customers and Crewmembers about environmental issues and to inform the public about our environmental protection initiatives. Our most recent corporate sustainability report for 2015 is available on our website and addresses our environmental programs, including those aimed at curbing greenhouse emissions, our recycling efforts and our focus on corporate social responsibility.
Foreign Ownership - Under federal law and DOT regulations, we must be controlled by U.S. citizens. In this regard, our president and at least two-thirds of our board of directors must be U.S. citizens. Further, no more than 24.99% of our outstanding common stock may be voted by non-U.S. citizens. We believe we are currently in compliance with these ownership provisions.
Other Regulations - All airlines are subject to certain provisions of the Communications Act of 1934 due to their extensive use of radio and other communication facilities. They are also required to obtain an aeronautical radio license from the FCC. To the extent we are subject to FCC requirements, we take all necessary steps to comply with those requirements.
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
Insurance
We carry insurance of types customary in the airline industry and at amounts deemed adequate to protect us and our property as well as comply with both federal regulations and certain credit and lease agreements. As a result of the terrorist attacks of September 11, 2001, aviation insurers significantly reduced the amount of insurance coverage available to commercial airlines for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events. This is known as war risk coverage. At the same time, these insurers significantly increased the premiums for aviation insurance in general. The U.S. government agreed to provide commercial war-risk insurance for U.S. based airlines, covering losses to employees, passengers, third parties and aircraft. Prior to the end of U.S. government war-risk insurance coverage, JetBlue obtained comparable coverage in the commercial market starting in 2014 as part of our overall hull and liability insurance coverage.
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
Furthermore, there have been numerous mergers and acquisitions within the airline industry including the combinations of American Airlines and US Airways, United Airlines and Continental Airlines, and Southwest Airlines and AirTran Airways. The industry composition may continue to change. Any business combination could significantly alter industry conditions and competition within the airline industry and could cause fares of our competitors to be reduced. Additionally, if a traditional network airline were to fully develop a low cost structure, or if we were to experience increased competition from low cost carriers, our business could be materially adversely affected.
Our business is highly dependent on the availability of fuel and fuel is subject to price volatility.
Our results of operations are heavily impacted by the price and availability of fuel. Fuel costs comprise a substantial portion of our total operating expenses. Historically, fuel costs have been subject to wide price fluctuations based on geopolitical factors as well as supply and demand. The availability of fuel is not only dependent on crude oil but also on refining capacity. When even a small amount of the domestic or global oil refining capacity becomes unavailable, supply shortages can result for extended periods of time. The availability of fuel is also affected by demand for home heating oil, gasoline and other petroleum products, as well as crude oil reserves, dependence on foreign imports of crude oil and potential hostilities in oil producing areas of the world. Because of the effects of these factors on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty.
Our aircraft fuel purchase agreements do not protect us against price increases or guarantee the availability of fuel. Additionally, some of our competitors may have more leverage than we do in obtaining fuel. We have and may continue to enter into a variety of option contracts and swap agreements for crude oil, heating oil, and jet fuel to partially protect against significant increases in fuel prices. However, such contracts and agreements do not completely protect us against price volatility, are limited in volume and duration in the respective contract, and can be less effective during volatile market conditions and may carry counterparty risk. Under the fuel hedge contracts we may enter from time to time, counterparties to those contracts may require us to fund the margin associated with any loss position on the contracts if the price of crude oil falls below specified benchmarks. Meeting our obligations to fund these margin calls could adversely affect our liquidity.
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
We have a significant amount of fixed obligations and we will incur significantly more fixed obligations which could harm our ability to service our current obligations or satisfy future fixed obligations.
As of December 31, 2015, our debt of $1.84 billion accounted for 36% of our total capitalization. In addition to long-term debt, we have a significant amount of other fixed obligations under operating leases related to our aircraft, airport terminal space, other facilities and office space. As of December 31, 2015, future minimum payments under noncancelable leases and other financing obligations were approximately $4.91 billion for 2016 through 2020 and an aggregate of $2.06 billion for the years thereafter. T5 at JFK is under a lease with the PANYNJ that ends on the 28th anniversary of the date of beneficial occupancy of T5i. The minimum payments under this lease are being accounted for as a financing obligation and have been included in the future minimum payment totals above.

As of December 31, 2015, we had commitments of approximately $6.91 billion to purchase 115 additional aircraft, ten spare engines and various aircraft modifications through 2023, including estimated amounts for contractual price escalations. We may incur additional debt and other fixed obligations as we take delivery of new aircraft and other equipment and continue to expand into new markets. In an effort to limit the incurrence of significant additional debt, we may seek to defer some of our scheduled deliveries, sell or lease aircraft to others, or pay cash for new aircraft, to the extent necessary or possible. The amount of our existing debt, and other fixed obligations, and potential increases in the amount of our debt and other fixed obligations could have important consequences to investors and could require a substantial portion of cash flows from operations for debt service payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes.
Our level of debt and other fixed obligations could:
•impact our ability to obtain additional financing to support capital expansion plans and for working capital and other purposes on acceptable terms or at all;
•divert substantial cash flow from our operations, execution of our commercial initiatives and expansion plans in order to service our fixed obligations;
•require us to incur significantly more interest expense than we currently do if rates were to increase, since approximately 24% of our debt has floating interest rates; and
•place us at a possible competitive disadvantage compared to less leveraged competitors and competitors with better access to capital resources or more favorable terms.
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
Our level of indebtedness may limit our ability to incur additional debt to obtain future financing needs.
We typically finance our aircraft through either secured debt or lease financing and recently through cash from operations. The impact on financial institutions from the global economic conditions may adversely affect the availability and cost of credit to JetBlue as well as to prospective purchasers of our aircraft should we undertake to sell in the future, including financing commitments we have already obtained for purchases of new aircraft or financing or refinancing of existing aircraft. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our strategy or otherwise constrain our operations.
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
Furthermore, as our fleet ages, we expect to implement various fleet modifications over the next several years to ensure our aircraft's continued efficiency, modernization, brand consistency and safety. Our plans to restyle our Airbus aircraft with new cabins, for example, may require significant modification time. These fleet modifications may require significant investment over several years, including taking aircraft out of service for several weeks at a time.
Our salaries, wages and benefits costs will increase as our workforce ages.
As our employees' tenure with JetBlue matures, our salaries, wages and benefits costs increase. As our overall workforce ages, we expect our medical and related benefits to increase as well, despite an increased corporate focus on Crewmember wellness.

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
In general, unionization has increased costs in the airline industry. On April 22, 2014, approximately 74% of our pilots voted to be represented by the Airlines Pilot Association, or ALPA. During 2015, we began negotiations with the union regarding a collective bargaining agreement. If we are unable to reach agreement on the terms of a collective bargaining agreement in the future, or we experience wide-spread employee dissatisfaction, we could be subject to adverse actions. Any of these events could result in increased labor costs or reduced efficiency, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
We have expanded and expect to continue to expand our service to countries in the Caribbean and Latin America, some of which have less developed legal systems, financial markets, and business and political environments than the United States, and therefore present greater political, legal, regulatory, economic and operational risks.  We emphasize legal compliance and have implemented and continue to implement and refresh policies, procedures and certain ongoing training of employees with regard to business ethics, anti-corruption policies and many key legal requirements; however, there can be no assurance our employees or third party service providers in such locations will adhere to our code of business conduct, anti-corruption policies, other Company policies, or other legal requirements.  If we fail to enforce our policies and procedures properly or maintain adequate record-keeping and internal accounting practices to accurately record our transactions, we may be subject to sanctions.  In the event we believe or have reason to believe our employees have or may have violated applicable laws or regulations, we may be subject to investigation costs, potential penalties and other related costs which in turn could negatively affect our reputation, and our results of operations and cash flow.
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
We maintain a high daily aircraft utilization rate which is the amount of time our aircraft spend in the air carrying passengers. High daily aircraft utilization is achieved in part by reducing turnaround times at airports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including adverse weather conditions, security requirements, air traffic congestion and unscheduled maintenance. The majority of our operations are concentrated in the Northeast and Florida, which are particularly vulnerable to weather and congestion delays. Reduced aircraft utilization may limit our ability to achieve and maintain profitability as well as lead to customer dissatisfaction.

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
We are dependent on automated systems and technology to operate our business, enhance the JetBlue Experience and achieve low operating costs. The performance and reliability of our automated systems and data centers is critical to our ability to operate our business and compete effectively. These systems include our computerized airline reservation system, flight operations system, telecommunications systems, website, maintenance systems, check-in kiosks, and our primary and redundant data centers. Our website and reservation system must be able to securely accommodate a high volume of traffic and deliver important flight information. These systems require upgrades or replacement periodically, which involve implementation and other operational risks. Our business may be harmed if we fail to operate, replace or upgrade our systems or data center infrastructure successfully.
We rely on our third party providers of our current automated systems and data center infrastructure for technical support. If our current providers were to fail to adequately provide technical support for any one of our key existing systems or if new or updated components were not integrated smoothly, we could experience service disruptions, which could result in the loss of important data, increase our expenses, decrease our revenues and generally harm our business and reputation. Furthermore, our automated systems cannot be completely protected against events beyond our control, including natural disasters, computer viruses, cyber-attacks, other security breaches, or telecommunications failures. Substantial or sustained system failures could impact customer service and result in our customers purchasing tickets from other airlines. We have implemented security measures and change control procedures and have disaster recovery plans. We also require our third party providers to have disaster recovery plans; however, we cannot assure you these measures are adequate to prevent disruptions, which, if they were to occur, could result in the loss of important data, increase our expenses, decrease our revenues and generally harm our business and reputation.
We may be impacted by increases in airport expenses relating to infrastructure and facilities.
In order to operate within our current markets as well as continue to grow in new markets, we must be able to obtain adequate infrastructure and facilities within the airports we serve. This includes gates, check-in facilities, operations facilities and landing slots, where applicable. The costs associated with these airports are often negotiated on a short-term basis with the airport authority and we could be subject to increases in costs on a regular basis with or without our approval.
In addition, our operations concentrated in older airports may be harmed if the infrastructure at those older airports fails to operate as expected due to age, overuse or significant unexpected weather events.
Extended interruptions or disruptions in service at one or more of our focus cities could have a material adverse impact on our operations.
Our business is heavily dependent on our operations in the New York Metropolitan area, particularly at JFK, and at our other focus cities in Boston, Orlando, Fort Lauderdale, the Los Angeles basin and San Juan, Puerto Rico. Each of these operations includes flights that gather and distribute traffic to other major cities. A significant interruption or disruption in service at one or more of our focus cities could have a serious impact on our business, financial condition and results of operations.

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
Data security compliance requirements could increase our costs, and any significant data breach could disrupt our operations and harm our reputation, business, results of operations and financial condition.
Our business requires the appropriate and secure utilization of customer, employee, business partner and other sensitive information. We cannot be certain that advances in criminal capabilities (including cyber-attacks or cyber intrusions over the Internet, malware, computer viruses and the like), discovery of new vulnerabilities or attempts to exploit existing vulnerabilities in our systems, other data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology protecting the networks that access and store sensitive information. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Furthermore, there has been heightened legislative and regulatory focus on data security in the U.S. and abroad, including requirements for varying levels of customer notification in the event of a data breach.
In addition, [many] of our commercial partners, including credit card companies, have imposed data security standards that we must meet. In particular, we are required by the Payment Card Industry Security Standards Council, founded by the credit card companies, to comply with their highest level of data security standards. While we continue our efforts to meet these standards, new and revised standards may be imposed that may be difficult for us to meet and could increase our costs.
A significant data security breach or our failure to comply with applicable U.S. or foreign data security regulations or other data security standards may expose us to litigation, claims for contract breach, fines, sanctions or other penalties, which could disrupt our operations, harm our reputation and materially and adversely affect our business, results of operations and financial condition. Failure to address these issues appropriately could also give rise to additional legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur further related costs and expenses.

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
Our current dependence on three types of aircraft and engines for all of our flights makes us vulnerable to significant problems associated with the International Aero Engines, or IAE V2533-A5 engine on our Airbus A321 fleet, the International Aero Engines, or IAE V2527-A5 engine on our Airbus A320 fleet and the General Electric Engines CF34-10 engine on our Embraer E190 fleet. This could include design defects, mechanical problems, contractual performance by the manufacturers, or adverse perception by the public which would result in customer avoidance or in actions by the FAA resulting in an inability to operate our aircraft. Carriers operating a more diversified fleet are better positioned than we are to manage such events.
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
As of December 31, 2015, we had approximately $65 million of federal net operating loss carryforwards for U.S. income tax purposes that begin to expire in 2033. Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to use its net operating loss carryforwards if it experiences an "ownership change." Similar rules and limitations may apply for state income tax purposes. In the event an “ownership change” were to occur in the future, our ability to utilize our net operating losses could be limited.
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

Federal budget constraints or federally imposed furloughs due to budget negotiation deadlocks may adversely affect our industry, business, results of operations and financial position.
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
Many aspects of airlines’ operations are subject to increasingly stringent environmental regulations, and growing concerns about climate change may result in the imposition of additional regulation. Since the domestic airline industry is increasingly price sensitive, we may not be able to recover the cost of compliance with new or more stringent environmental laws and regulations from our customers, which could adversely affect our business. Although it is not expected the costs of complying with current environmental regulations will have a material adverse effect on our financial position, results of operations or cash flows, no assurance can be made the costs of complying with environmental regulations in the future will not have such an effect.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Aircraft
As of December 31, 2015, we operated a fleet consisting of 25 Airbus A321 aircraft, 130 Airbus A320 aircraft and 60 Embraer E190 aircraft as summarized below:

Aircraft	Seating Capacity		Owned	Capital Leased	Operating Leased	Total	Average Age in Years
Airbus A320	150	(1)	102	4	24	130	10.3
Airbus A321	190 / 159	(2)	23	2	—	25	1.1
Embraer E190	100		30	—	30	60	7.2
			155	6	54	215	8.3
(1) During the fourth quarter 2015, we completed our agreement to buy out six of our aircraft leases for approximately $110 million.
(2) Our Airbus A321 with a single cabin layout has a seating capacity of 190 seats. Our Airbus A321 with our Mint™ premium service has a seating capacity of 159 seats.
As of December 31, 2015, our aircraft leases have an average remaining term of approximately 7 years, with expiration dates between 2016 and 2026. We have the option to extend most of these leases for additional periods or to purchase the aircraft at the end of the related lease term. During January 2016, we extending our lease agreements for aircraft with original expirations dates during 2016. All but 61 of our 155 owned aircraft are subject to secured debt financing and all of our 33 spare engines are owned and unencumbered.
In November 2014, we amended our purchase agreement with Airbus by deferring 13 Airbus A321 aircraft deliveries and eight Airbus A320 aircraft deliveries from 2016-2020 to 2020-2023. Of these deferrals, ten Airbus A321 aircraft deliveries were converted to Airbus A321 new engine option (A321neo) and five Airbus A320neo aircraft deliveries were converted to Airbus A321neo aircraft. We additionally converted three Airbus A320 aircraft deliveries in 2016 to Airbus A321 aircraft.

As of December 31, 2015, we had 115 aircraft on order scheduled for delivery through 2023. Our future aircraft delivery schedule is as follows:

Year	Airbus A320neo	Airbus A321	Airbus A321neo	Embraer E190	Total
2016	—	10	—	—	10
2017	—	10	—	—	10
2018	—	1	6	—	7
2019	—	—	15	—	15
2020	6	—	9	10	25
2021	16	—	—	7	23
2022	3	—	13	7	23
2023	—	—	2	—	2
Total	25	21	45	24	115
Ground Facilities
Airports
All of our facilities at the airports we serve are under leases or other occupancy agreements. This space is leased directly or indirectly from the local airport authority on varying terms dependent on prevailing practices at each airport. Our terminal passenger service facilities consisting of ticket counters, gate space, operations support area and baggage service offices generally have agreement terms ranging from less than one year to five years. They can contain provisions for periodic adjustments of rental rates, landing fees and other charges applicable under the type of lease. Under some of these agreements we are responsible for the maintenance, insurance, utilities and certain other facility-related expenses and services.
A summary of our most significant lease agreements are:
•JFK - We have a lease agreement with the PANYNJ for T5 and T5i. We have the option to terminate the agreement in 2033, five years prior to the end of the original scheduled lease term of October 2038. In December 2010, we executed a supplement to this lease agreement for the T6 property, our original base of operations at JFK, for a term of five years, which afforded us the exclusive right to develop on the T6 property. In 2012, we commenced construction of T5i, an expansion of T5 that we use as an international arrivals facility. Another supplement of the original T5 lease was executed in 2013. The lease, as amended, now incorporates a total of approximately 19 acres of space for our T5 facilities. The T5i section of T5 opened to customers in November 2014.
•Boston - We had an initial five year lease agreement with Massport for five gates in Terminal C that started on May 1, 2005 and allowed JetBlue to grow to 11 gates by 2008. We negotiated an extension as of May 1, 2010 whereby the lease had 20 successive one-year automatic renewals, each from May 1 through to April 30. With the continued growth of our operations in Boston, we increased the number of leased gates from Massport to 16 and signed an amendment in May 2014 to lease an additional eight gates and related support spaces in Terminal C that were previously occupied by United Airlines.  As of December 31, 2015, we leased 21 gates in Terminal C.  We plan to add the remaining three gates and related support spaces gradually to accommodate our operational needs.
We have entered into use arrangements at each of the airports we serve providing for the non-exclusive use of runways, taxiways and other airport facilities. Landing fees under these agreements are typically based on the number of aircraft landings and the weight of the aircraft.
Other
We lease the following hangars and airport support facilities at our focus cities:
•New York - At JFK we have a ground lease agreement which expires in 2030 for an aircraft maintenance hangar, an adjacent office and warehouse facility, and an adjacent storage facility for aircraft parts. These facilities accommodate our technical support operations. We also lease a building from the PANYNJ which is mainly used for ground equipment maintenance work.
•Boston - We have a ground lease agreement which expires in 2017 for a building which includes an aircraft maintenance hangar and support space. We also have a lease for a facility to accommodate our ground support equipment maintenance.

•Orlando - We have a ground lease agreement which expires in 2035 for a hangar. Previously, the hangar was shared between LiveTV and JetBlue. When we sold LiveTV in June 2014, JetBlue took over the entire hangar complex. We also occupy a training center, JetBlue University, with a lease agreement expiring in 2035 which we use for the initial and recurrent training of our pilots and in-flight crew, as well as support training for our technical operations and airport crew. This facility is equipped with six full flight simulators, nine cabin trainers, a training pool, classrooms and support areas. In 2015, we opened the Lodge at OSC which is adjacent to JetBlue University and is used for lodging our Crewmembers when they attend training.
Our primary corporate offices are located in Long Island City, New York with our lease expiring in 2023. Our offices in Salt Lake City, Utah contain a core team of Crewmembers who are responsible for group sales, customer service, at-home reservation agent supervision, disbursements and certain other finance functions. The lease for our Salt Lake City facility expires in 2022. We also maintain other facilities that are necessary to support our operations in the cities we serve.

ITEM 3.    LEGAL PROCEEDINGS
In the ordinary course of our business, we are party to various legal proceedings and claims which we believe are incidental to the operation of our business. Other than as described under Note 12 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, we believe the ultimate outcome of these proceedings to which we are currently a party will not have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

 ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Stockholder Matters
Our common stock is traded on the NASDAQ Global Select Market under the symbol JBLU. The table below shows the high and low sales prices for our common stock.

	High	Low
2015 Quarter Ended
March 31	$19.58	$14.38
June 30	21.83	18.56
September 30	27.02	20.06
December 31	26.86	22.65
2014 Quarter Ended
March 31	$9.37	$8.32
June 30	10.88	7.63
September 30	12.73	10.40
December 31	15.90	9.41
As of January 31, 2016, there were approximately 485 holders of record of our common stock.
We have not paid cash dividends on our common stock and have no current intention to do so. Any future determination to pay cash dividends would be at the discretion of our Board of Directors, subject to applicable limitations under Delaware law. This decision would be dependent upon our results of operations, financial condition and other factors deemed relevant by our Board of Directors.
Purchases of Equity Securities by the Issuer and Affiliated Purchases
In September 2012, the Board authorized a five year share repurchase program of up to 25 million shares. As of December 31, 2015, approximately 3.5 million shares remain available for repurchase under the program. The program may be commenced or suspended from time to time without prior notice. Shares repurchased under our share repurchase program are purchased in open market transactions and are held as treasury stock. During 2015, the following shares were repurchased under the program (in millions, except per share data):

Period	Total Number of Shares Purchased		Average price paid per share	Total number of shares purchased as part of publicly announced program (2)	Maximum number of shares that may yet to be purchased under the program (2) (3)
June 2015	6.1	(1)		6.1	7.2
September 2015	0.7	(1)		0.7	6.5
October 2015	0.3		$25.07	0.3	6.2
November 2015	2.7		$25.78	2.7	3.5
Total	9.8			9.8	3.5
(1) On June 16, 2015, JetBlue entered into an accelerated share repurchase, or ASR, agreement with Goldman, Sachs & Co. paying $150 million for an initial delivery of approximately 6.1 million shares. The term of the ASR concluded on September 15, 2015 with Goldman, Sachs & Co. delivering approximately 0.7 million additional shares to JetBlue on September 18, 2015. A total of approximately 6.8 million shares was repurchased under the agreement at an average price per share of $22.06. The total shares purchased by JetBlue were based on the volume weighted average prices of JetBlue's common stock during the term of the ASR.
(2) In September 2012, the Board of Directors authorized a five year share repurchase program of up to 25 million shares, under which we have repurchased a total of approximately 21.5 million shares of our common stock at an average price of $15.19 per share as of December 31, 2015. We may adjust or change our share repurchase practices based on market conditions and other alternatives.
(3) In September 2015, the Board of Directors authorized a three year repurchase program starting in 2016, of up to $250 million worth of shares. Shares authorized under this repurchase program are not included in this table.

Convertible Debt Redemption
In April 2015, holders of our 5.5% Convertible Debentures due 2038 (Series B) voluntarily converted approximately $26 million in principal amount into shares of our common stock at a rate of 225.2252 shares per $1,000 debenture for a total of approximately 5.8 million shares. During the fourth quarter of 2015, all holders elected to convert their remaining holdings of approximately $42 million in principal amount. As a result, we issued an additional 9.4 million shares of our common stock.
In January 2016, Morgan Stanley terminated our share lending agreement and returned 1.4 million shares outstanding to us.
Stock Performance Graph
This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.
The following line graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s 500 Stock Index and the NYSE Arca Airline Index from December 31, 2011 to December 31, 2015. The comparison assumes the investment of $100 in our common stock and in each of the foregoing indices and reinvestment of all dividends. The stock performance shown represents historical performance and is not representative of future stock performance.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
JetBlue Airways Corporation	$100	$110	$164	$305	$436
S&P 500 Stock Index	100	113	147	164	163
NYSE Arca Airline Index	100	136	215	321	268

ITEM 6.    SELECTED FINANCIAL DATA

The following financial information for each of the prior five years ending on December 31 has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report.

(in millions except per share data)	2015	2014	2013	2012	2011
Statements of Operations Data
Operating revenues	$6,416	$5,817	$5,441	$4,982	$4,504
Operating expenses:
Aircraft fuel and related taxes	1,348	1,912	1,899	1,806	1,664
Salaries, wages and benefits	1,540	1,294	1,135	1,044	947
Landing fees and other rents	342	321	305	277	245
Depreciation and amortization	345	320	290	258	233
Aircraft rent	122	124	128	130	135
Sales and marketing	264	231	223	204	199
Maintenance materials and repairs	490	418	432	338	227
Other operating expenses	749	682	601	549	532
Total operating expenses	5,200	5,302	5,013	4,606	4,182
Operating income	1,216	515	428	376	322
Other income (expense)(1)	(119)	108	(149)	(167)	(177)
Income before income taxes	1,097	623	279	209	145
Income tax expense	420	222	111	81	59
Net income	$677	$401	$168	$128	$86
Earnings per common share:
Basic	$2.15	$1.36	$0.59	$0.45	$0.31
Diluted	$1.98	$1.19	$0.52	$0.40	$0.28
Other Financial Data:
Operating margin	19.0%	8.9%	7.9%	7.5%	7.1%
Pre-tax margin(1)	17.1%	10.7%	5.1%	4.2%	3.2%
Ratio of earnings to fixed charges	5.71	x	3.59x	2.05x	1.75x	1.52	x
Net cash provided by operating activities	$1,598	$912	$758	$698	$614
Net cash used in investing activities	(1,134)	(379)	(476)	(867)	(502)
Net cash provided by (used in) financing activities	(487)	(417)	(239)	(322)	96
(1) In 2014, we had a gain of $241 million from the sale of LiveTV. Pre-tax margin excluding the gain on the sale of LiveTV is 6.6%.

(in millions)	2015	2014	2013	2012	2011
Balance Sheet Data (in millions):
Cash and cash equivalents	$318	$341	$225	$182	$673
Investment securities	607	427	516	685	591
Total assets	8,660	7,839	7,350	7,070	7,071
Total long-term debt and capital leases	1,843	2,233	2,585	2,851	3,136
Common stockholders’ equity	3,210	2,529	2,134	1,888	1,757

	2015	2014	2013	2012	2011
Operating Statistics:
Revenue passengers (thousands)	35,101	32,078	30,463	28,956	26,370
Revenue passenger miles (millions)	41,711	37,813	35,836	33,563	30,698
Available seat miles (ASMs) (millions)	49,258	44,994	42,824	40,075	37,232
Load factor	84.7%	84.0%	83.7%	83.8%	82.4%
Aircraft utilization (hours per day)	11.9	11.8	11.9	11.8	11.7
Average fare	$167.89	$166.57	$163.19	$157.11	$154.74
Yield per passenger mile (cents)	14.13	14.13	13.87	13.55	13.29
Passenger revenue per ASM (cents)	11.96	11.88	11.61	11.35	10.96
Operating revenue per ASM (cents)	13.03	12.93	12.71	12.43	12.10
Operating expense per ASM (cents)	10.56	11.78	11.71	11.49	11.23
Operating expense per ASM, excluding fuel and related taxes (cents)	7.82	7.53	7.28	6.99	6.76
Operating expense per ASM, excluding fuel, profit sharing and related taxes (cents)	7.51	7.48	7.25	6.98	6.76
Airline operating expense per ASM (cents)(1)	10.56	11.70	11.56	11.34	11.06
Departures	316,505	294,800	282,133	264,600	243,446
Average stage length (miles)	1,092	1,088	1,090	1,085	1,091
Average number of operating aircraft during period	207.9	196.2	185.2	173.9	164.9
Average fuel cost per gallon, including fuel taxes	$1.93	$2.99	$3.14	$3.21	$3.17
Fuel gallons consumed (millions)	700	639	604	563	525
Average number of full-time equivalent crewmembers(1)	14,537	13,280	12,447	12,035	11,532

(1)Excludes results of operations and employees of LiveTV, LLC, which were unrelated to our airline operations and are immaterial to our consolidated operating results. As of June 10, 2014, employees of LiveTV, LLC were no longer part of JetBlue.

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
•Operating expense per available seat mile, excluding fuel and related taxes - Operating expenses, less aircraft fuel and related taxes, divided by available seat miles.
•Operating expense per available seat mile, excluding fuel, profit sharing and related taxes - Operating expenses, less aircraft fuel, profit sharing and related taxes, divided by available seat miles.
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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
In 2015, we experienced the continuation of uncertain economic conditions and the persistent competitiveness of the airline industry. Even with these external factors, 2015 was the most profitable years in our history and is our fourth consecutive year of net income growth. We generated operating revenue growth of almost 10.3% year-over-year and reported our highest ever net income which benefited significantly from a rapid decline in fuel prices. We are committed to delivering a safe and reliable JetBlue Experience for our customers as well as increasing returns for our shareholders. We believe our continued focus on cost discipline, product innovation and network enhancements, combined with our service excellence, will drive our future success.
2015 Financial Highlights
•We reported our highest ever net income of $677 million, an increase of $276 million compared to 2014. This increase was principally driven by higher passenger revenue and a reduction in aircraft fuel expenses, partially offset by an increase in controllable costs.
•We generated over $6.4 billion in operating revenue, an increase of $599 million compared to 2014 due primarily to a 9.4% increase in revenue passengers as well as a 0.8% increase in the average fare.
•Operating margin increased by 10.1 points to 19.0% and we improved our return on invested capital, or ROIC, by 7.4 points to 13.7% primarily driven by higher revenue, a reduction in aircraft fuel expenses and continued balance sheet improvement.
•Our earnings per diluted share were $1.98, the highest in our history.
•We generated $1.6 billion in cash from operations. The significant amount of cash we generated provided the opportunity to pay cash for all 2015 aircraft deliveries, reduce existing debt balances and execute share repurchases.
•Operating expenses per available seat mile decreased 10.4% to 10.56 cents, primarily driven by a reduction in aircraft fuel expenses. Excluding fuel, profit sharing and related taxes our cost per available seat mile increased 0.5% in 2015.

Company Initiatives
Strengthening of our Balance Sheet
Throughout 2015 we continued to focus on strengthening our balance sheet. We ended the year with unrestricted cash, cash equivalents and short-term investments of $876 million and undrawn lines of credit of approximately $600 million. At year end 2015 unrestricted cash, cash equivalents and short-term investments was approximately 14% of trailing twelve months revenue. We reduced our overall debt and capital lease obligations by $390 million which includes a prepayments of $100 million of outstanding principal relating to 10 Airbus A320 aircraft. As a result, four aircraft became unencumbered and six have lower principal balances. During June 2015, we also prepaid the full $32 million principal outstanding on a special facility revenue bond for our hanger at JFK issued by the New York City Industrial Development Agency in December 2006. We have increased the number of unencumbered aircraft and spare engines in 2015 bringing total unencumbered aircraft to 61 and spare engines to 33 as of December 31, 2015. In 2015, the holders of our 5.5% Convertible Debentures due 2038 (Series B) converted their securities into approximately 15.2 million shares of our common stock. During 2015, we acquired approximately 9.8 million shares of our common stock for approximately $227 million under our share repurchase program.
Aircraft
During 2015, we took delivery of 12 Airbus A321 aircraft. In November 2014, we amended our purchase agreement with Airbus deferring 13 Airbus A321 aircraft deliveries and eight Airbus A320 aircraft deliveries from 2016-2020 to 2020-2023. Of these deferrals, ten Airbus A321 aircraft deliveries were converted to Airbus A321 new engine option (A321neo) and five Airbus A320neo aircraft deliveries were converted to Airbus A321neo aircraft. We additionally converted three Airbus A320 aircraft deliveries in 2016 to Airbus A321 aircraft.

Airport Infrastructure Investments
In November 2015, we unveiled Phase I of our $50 million Terminal C upgrade at Boston Logan International Airport. This upgrade included new kiosks and ticket counters. Twenty-five kiosks and thirty check-in counters are in use in the North Pod of the terminal. Phase II of the upgrade has begun on the South Pod which is aimed to mirror the check-in experience of the North Pod. Updated digital flight information displays and a connector between Terminal C and international flights at Terminal E are also expected to be completed by April 2016.
Network
As part of our ongoing network initiatives and route optimization efforts we continued to make schedule and frequency adjustments throughout 2015. We added six new BlueCities to our network: Cleveland, OH; Reno-Tahoe, NV; St. George's, Grenada; Mexico City, Mexico; Antigua and Barbuda; and Albany, NY. We also added new routes between existing BlueCities.
Outlook for 2016
We believe we will improve our return for shareholders in 2016 as we implement more of the revenue initiatives first outlined publicly at our Investor Day in November 2014. Specifically, in 2016 we expect to derive additional value from Fare Options, a new credit card agreement, and our A321 Cabin Restyling program. We plan to add new destinations and route pairings based upon market demand, having previously announced four new BlueCities for the first half of 2016. We are continuously looking to expand our other ancillary revenue opportunities, improve our TrueBlue® loyalty program and deepen our portfolio of commercial partnerships. As in the past, we intend to invest in infrastructure and product enhancements which we believe will enable us to reap future benefits. We also remain committed to strengthening the balance sheet.
For the full year 2016, we estimate our operating capacity will increase by approximately 8.5% to 10.5% over 2015 with the addition of 10 Airbus A321 aircraft to our operating fleet. We are expecting our cost per available seat mile, excluding fuel, profit sharing and related taxes, for 2016 to increase by between approximately 0.0% to 2.0% over the level in 2015.

RESULTS OF OPERATIONS
Year 2015 compared to Year 2014
Overview
We reported net income of $677 million, an operating income of $1,216 million and an operating margin of 19.0% for the year ended December 31, 2015. This compares to net income of $401 million, an operating income of $515 million and an operating margin of 8.9% for the year ended December 31, 2014. Diluted earnings per share were $1.98 for 2015 compared to $1.19 for the same period in 2014. Net income for the year ended December 31, 2014 included the after tax gain on the sale of LiveTV of approximately $169 million, or $0.49 per diluted share.
Approximately 80% of our operations are centered in and around the heavily populated northeast corridor of the U.S., which includes the New York and Boston metropolitan areas. During the first three months of 2014, this area experienced one of the most severe winters in 20 years, with New York and Boston each experiencing over 57 inches of snow. These weather conditions led to the cancellation of approximately 4,100 flights. These cancellations resulted in a negative impact on our first quarter 2014 seat revenue as well as ancillary revenue such as change fees due to our policy of waiving these fees during severe weather events. During the first quarter of 2015, a series of winter storms again impacted the New York and Boston metropolitan areas, with Boston's Logan Airport experiencing record breaking snowfall totals. Despite the adverse weather conditions, our operational performance improved over the same period in 2014, resulting in approximately 37% fewer flight cancellations. We estimate that winter storms reduced our operating income by approximately $10 million in the first quarter of 2015 and $35 million in the first quarter of 2014.
Operating Revenues

(revenues in millions; percent changes based on unrounded numbers)			Year-over-Year Change
	2015	2014	$	%
Passenger revenue	$5,893	$5,343	550	10.3
Other revenue	523	474	49	10.4
Operating revenues	6,416	5,817	599	10.3

Average fare	$167.89	$166.57	1.32	0.8
Yield per passenger mile (cents)	14.13	14.13	—	—
Passenger revenue per ASM (cents)	11.96	11.88	0.08	0.7
Operating revenue per ASM (cents)	13.03	12.93	0.10	0.8
Average stage length (miles)	1,092	1,088	4	0.4
Revenue passengers (thousands)	35,101	32,078	3,023	9.4
Revenue passenger miles (millions)	41,711	37,813	3,898	10.3
Available seat miles (ASMs)(millions)	49,258	44,994	4,264	9.5
Load factor	84.7%	84.0%		0.7	pts
Passenger revenue accounted for 91.8% of our total operating revenue for the year ended December 31, 2015. As well as seat revenue, passenger revenue includes revenue from our ancillary product offerings such as EvenMore™ Space. Revenue generated from international routes, including Puerto Rico, accounted for 30% of our passenger revenues in 2015. Revenue is recognized either when transportation is provided or after the ticket or customer credit expires. We measure capacity in terms of available seat miles, which represents the number of seats available for passengers multiplied by the number of miles the seats are flown. Yield, or the average amount one passenger pays to fly one mile, is calculated by dividing Passenger revenue by Revenue passenger miles. We attempt to increase Passenger revenue primarily by increasing our yield per flight which produces higher Revenue per available seat mile. Our objective is to optimize our fare mix to increase our overall average fare while continuing to provide our customers with competitive fares.
In 2015, the increase in Passenger revenue was mainly attributable to a 9.4% increase in revenue passengers and a 0.8% increase in average fare. Our largest ancillary product remains the EvenMore™ Space seats, generating approximately $228 million in revenue, an increase of over 14% compared to 2014.

The primary component of Other revenue is the fees from reservation changes and excess baggage charged to customers in accordance with our published policies. We also include the marketing component of TrueBlue® point sales, on-board product sales, charters, ground handling fees of other airlines and rental income. We sold our subsidiary, LiveTV, in June 2014 and any third party revenues earned for the sale of in-flight entertainment systems and on-going services provided for these systems before this date were included in Other revenue of approximately $30 million. Also included in Other revenue is transportation of cargo which was discontinued during the fourth quarter of 2015.
In 2015, Other revenue increased by $49 million compared to 2014. The increase in Other revenue was primarily due to an increase in bag fees partly attributable to our new Fare Options pricing structure. Also contributing to the increase was revenues mainly from Getaways™ sales and the marketing component of TrueBlue® point sales, which was offset by the $30 million of revenue prior to the sale of LiveTV in June 2014.
Operating Expenses

(in millions; per ASM data in cents; percentages based on unrounded numbers)			Year-over-Year Change		per ASM
	2015	2014	$	%	2015	2014	% Change
Aircraft fuel and related taxes	$1,348	$1,912	$(564)	(29.5)	2.74	4.25	(35.6)
Salaries, wages and benefits	1,540	1,294	246	19.1	3.13	2.88	8.8
Landing fees and other rents	342	321	21	6.7	0.70	0.71	(2.5)
Depreciation and amortization	345	320	25	7.7	0.70	0.71	(1.6)
Aircraft rent	122	124	(2)	(1.8)	0.25	0.28	(10.3)
Sales and marketing	264	231	33	14.3	0.54	0.51	4.4
Maintenance, materials and repairs	490	418	72	17.3	0.99	0.93	7.1
Other operating expenses	749	682	67	9.8	1.51	1.51	—
Total operating expenses	$5,200	$5,302	$(102)	(1.9)	10.56	11.78	(10.4)
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes represents 26% of our total operating expenses in 2015 compared to 36% in 2014. The average fuel price decreased 35.6% in 2015 to $1.93 per gallon. This was partially offset by an increase in our fuel consumption of approximately 61 million gallons. Additional fuel consumption was mainly due to our increase in capacity and lower flight cancellations during the first quarter of 2015 compared to flight cancellations during the first quarter of 2014 as a result of the harsh winter weather. Based on our expected fuel volume for 2016, a 10% per gallon increase in the cost of aircraft fuel would increase our annual fuel expense by approximately $120 million.
In 2015, we recorded fuel hedge losses of $126 million compared to $30 million in fuel hedge losses in 2014 which was recorded in Aircraft fuel and related taxes. Fuel derivatives not qualifying as cash flow hedges resulted in a gain of $2 million in 2014 which were recorded in Interest income and other. Accounting ineffectiveness on fuel derivatives classified as cash flow hedges resulted in losses of less than $1 million in both 2015 and 2014 and were recorded in Interest income and other. We are unable to predict what the amount of ineffectiveness will be related to these instruments, or the potential loss of hedge accounting which is determined on a derivative-by-derivative basis, due to the volatility in the forward markets for these commodities.
Salaries, Wages and Benefits
Salaries, wages and benefits represent approximately 30% of our total operating expenses in 2015 compared to 24% in 2014. The increase in salaries, wages and benefits was primarily driven by profit sharing and an increase in our headcount. Our profit sharing is calculated as 15% of adjusted pre-tax income, reduced by Retirement Plus contributions and special items. Profit sharing increased by $126 million in 2015 compared to 2014, primarily driven by increased revenues and lower aircraft fuel and related taxes. During 2015, the average number of full-time equivalent employees increased by 9% and the average tenure of our Crewmembers increased to 6.3 years. Retirement Plus contributions, which equate to 5% of all of our eligible Crewmembers wages, increased by $5 million and our 3% retirement contribution for a certain portion of our FAA-licensed Crewmembers, which we refer to as Retirement Advantage, increased by approximately $1 million. The increasing tenure of our Crewmembers, rising healthcare costs and efforts to maintain competitiveness in our overall compensation packages will continue to pressure our costs in 2016.

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
Landing Fees and Other Rents
Landing fees and other rents include landing fees, which are at a premium in the heavily trafficked northeast corridor of the U.S. where approximately 80% of our operations center. Other rents primarily consist of rent for airports in our 93 BlueCities.
Landing fees and other rents increased $21 million, or 6.7%, in 2015 primarily due to increased departures.
Depreciation and Amortization
Depreciation and amortization primarily include depreciation for our owned and capital leased aircraft, engines, and in-flight entertainment systems.
Depreciation and amortization increased $25 million, or 7.7%, primarily due to an average of 149 owned and capital leased aircraft in 2015 compared to 137 in 2014. Additionally, depreciation expense increased in 2015 due to the completion of our international arrivals facility, T5i, and additional gates at T5, which was completed in November 2014.
Sales and Marketing
In 2015, Sales and marketing increased $33 million, or 14.3%, primarily due to increased sales distribution costs associated with increased revenues.
Maintenance, Materials and Repairs
Maintenance, materials and repairs are generally expensed when incurred unless covered by a long-term flight hour services contract. The average age of our aircraft in 2015 was 8.3 years which is relatively young compared to our competitors. However, as our fleet ages our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our unit costs, as older aircraft require additional, more expensive repairs over time. We had an average of 11.7 additional total operating aircraft in 2015 compared to 2014.
In 2015, Maintenance, materials and repairs increased by $72 million, or 17.3% compared to 2014, primarily driven by increased flight hours on our engine flight-hour based maintenance repair agreements and by the number of airframe heavy maintenance repairs.
Other Operating Expenses
Other operating expenses consist of the following categories: outside services (including expenses related to fueling, ground handling, skycap, security and janitorial services), insurance, personnel expenses, cost of goods sold to other airlines by LiveTV when LiveTV was a subsidiary of JetBlue, professional fees, on-board supplies, shop and office supplies, bad debts, communication costs and taxes other than payroll and fuel taxes.
In 2015, Other operating expenses increased by $67 million, or 9.8%, compared to 2014, primarily due to an increase in airport services and passenger on-board supplies resulting from increased passengers flown, partially offset by the non-recurrence of operating costs associated with LiveTV during the first six months of 2014, a $9 million gain in 2015 related to an insurance recovery for a damaged engine, a legal settlement of $6 million and a $6 million gain on sale of an engine. Non-recurring items in 2014 included the sale of an engine for a gain of $3 million and a gain of $4 million relating to a legal settlement.
Income Taxes
Our effective tax rate was 38% in 2015 and 36% in 2014. Our 2014 effective tax rate differs from the statutory income tax rate primarily due to the release of the $19 million tax benefit related to the utilization of a capital loss carryforward. We were able to utilize capital loss carryforwards due to the sale of our subsidiary, LiveTV. The rate is also affected by state income taxes and the non-deductibility of certain items for tax purposes. The relative size of these items compared to our pre-tax income also affect the rate.

Year 2014 compared to Year 2013
Overview
We reported net income of $401 million, an operating income of $515 million and an operating margin of 8.9% for the year ended December 31, 2014. This compares to net income of $168 million, an operating income of $428 million and an operating margin of 7.9% for the year ended December 31, 2013. Diluted earnings per share were $1.19 for 2014 compared to $0.52 for the same period in 2013. Net income for the year ended December 31, 2014 included the after tax gain on the sale of LiveTV of approximately $169 million or $0.49 per diluted share.
Operating Revenues

(revenues in millions; percent changes based on unrounded numbers)			Year-over-Year Change
	2014	2013	$	%
Passenger revenue	$5,343	$4,971	$372	7.5
Other revenue	474	470	4	0.7
Operating revenues	$5,817	$5,441	$376	6.9

Average fare	$166.57	$163.19	$3.38	2.1
Yield per passenger mile (cents)	14.13	13.87	0.26	1.9
Passenger revenue per ASM (cents)	11.88	11.61	0.27	2.3
Operating revenue per ASM (cents)	12.93	12.71	0.22	1.7
Average stage length (miles)	1,088	1,090	(2)	(0.2)
Revenue passengers (thousands)	32,078	30,463	1,615	5.3
Revenue passenger miles (millions)	37,813	35,836	1,977	5.5
Available seat miles (ASMs) (millions)	44,994	42,824	2,170	5.1
Load factor	84.0%	83.7%		0.3	pts
Passenger revenue accounted for over 92% of our total operating revenues in 2014 and was our primary source of revenue. Revenues generated from international routes, including Puerto Rico, accounted for 30% of our passenger revenue in 2014 compared to 28% in 2013.
In 2014 , the increase in Passenger revenue was mainly attributable to a 5% increase in capacity and a 2% increase in yield. Our largest ancillary product remains the EvenMore™ Space seats, generating approximately $200 million in revenue, an increase of over 16% compared to 2013.
In 2014, Other revenue increased by $4 million compared to 2013. While there was a $42 million increase in revenues mainly from fees, Getaways sales, the marketing component of TrueBlue® point sales and on-board product sales, this was offset by a $38 million reduction in third party LiveTV revenue as a result of the sale of LiveTV in June 2014.

Operating Expenses

(in millions; per ASM data in cents; percentages based on unrounded numbers)			Year-over-Year Change		per ASM
	2014	2013	$	%	2014	2013	% Change
Aircraft fuel and related taxes	$1,912	$1,899	13	0.7	4.25	4.43	(4.1)
Salaries, wages and benefits	1,294	1,135	159	14.1	2.88	2.65	8.7
Landing fees and other rents	321	305	16	5.3	0.71	0.71	—
Depreciation and amortization	320	290	30	10.2	0.71	0.68	4.4
Aircraft rent	124	128	(4)	(3.4)	0.28	0.30	(6.7)
Sales and marketing	231	223	8	3.4	0.51	0.52	(1.9)
Maintenance, materials and repairs	418	432	(14)	(3.4)	0.93	1.01	(7.9)
Other operating expenses	682	601	81	13.5	1.51	1.41	7.1
Total operating expenses	$5,302	$5,013	$289	5.7	11.78	11.71	0.6
Aircraft Fuel and Related Taxes
In 2014, Aircraft fuel and related taxes remained our largest expense category, representing 36% of our total operating expenses in 2014 compared to 38% in 2013. Even though the average fuel price decreased 5% in 2014 to $2.99 per gallon, our fuel expenses increased by $13 million as we consumed 35 million more gallons of aircraft fuel compared to 2013. This was mainly due to our increase in capacity and was offset slightly by our higher than anticipated flight cancellations during the first quarter of 2014 as a result of the harsh winter weather.
In 2014, we recorded fuel hedge losses of $30 million compared to $10 million in fuel hedge losses in 2013. Fuel derivatives not qualifying as cash flow hedges in 2014 resulted in a gain of $2 million compared to losses of less than $1 million in 2013 which were recorded in interest income and other. Accounting ineffectiveness on fuel derivatives classified as cash flow hedges resulted in losses of less than $1 million in both 2014 and 2013 and were recorded in interest income and other.
Salaries, Wages and Benefits
In 2014, Salaries, wages and benefits were our second largest expense, representing approximately 24% of our total operating expenses in 2014 compared to 23% in 2013. During 2014, the average number of full-time equivalent employees increased by 7% and the average tenure of our Crewmembers increased to 6.2 years, both of which contributed to a $159 million, or 14.1%, increase compared to 2013. Retirement Plus contributions, which equate to 5% of all of our eligible Crewmembers wages, increased by $4 million and our 3% retirement contribution for a certain portion of our FAA-licensed Crewmembers, which we refer to as Retirement Advantage, increased by $3 million. Our increased profitability resulted in $25 million of profit sharing expense in 2014 compared to $12 million in 2013.
Depreciation and Amortization
Depreciation and amortization increased $30 million, or 10%, primarily due to having an average of 137 owned and capital leased aircraft in 2014 compared to 125 in 2013. We also had an additional $13 million in amortization expense during 2014 as a result of a change in the expected useful lives of certain software.
Maintenance, Materials and Repairs
The average age of our aircraft in 2014 was 7.8 years and we had an average of 11.0 additional operating aircraft in 2014 compared to 2013.
In 2014, Maintenance, materials and repairs decreased by $14 million as we had higher engine related costs for our Embraer E190 aircraft in 2013. In the latter half of 2013, we finalized a flight-hour based maintenance and repair agreement for these engines and in 2014 we amended our flight-hour based agreements to include other certain services which resulted in better planning of maintenance activities.
Other Operating Expenses
Other operating expenses increased by $81 million, or 14%, compared to 2013 mainly due to an increase in outside services. As our capacity and number of departures grew in 2014, our related variable handling costs also increased. Additionally we had higher personnel expenses, such as lodging and per diem, relating to the harsh winter weather in the first quarter of the year. Non-recurring items in 2014 included the sale of an engine for a gain of $3 million and a gain of $4 million relating to a legal settlement. In 2013, we had a gain of approximately $2 million relating to the sale of three spare engines as well as a gain of approximately $7 million relating to the sale of LiveTV's investment in the Airfone business.

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

Quarterly Results of Operations
The following table sets forth selected financial data and operating statistics for the four quarters ended December 31, 2015. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Report.

	Three Months Ended
(dollars in millions)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Statements of Operations Data:
Operating revenues	$1,523	$1,612	$1,687	$1,594
Operating expenses:
Aircraft fuel and related taxes	335	371	342	300
Salaries, wages and benefits	375	375	389	401
Landing fees and other rents	83	90	91	78
Depreciation and amortization	87	81	84	93
Aircraft rent	31	31	30	30
Sales and marketing	60	70	69	65
Maintenance materials and repairs	113	126	132	119
Other operating expenses	186	186	199	178
Total operating expenses	1,270	1,330	1,336	1,264
Operating income	253	282	351	330
Other income (expense)	(31)	(32)	(29)	(27)
Income before income taxes	222	250	322	303
Income tax expense	85	98	124	113
Net income	$137	$152	$198	$190
Operating margin	16.6%	17.5%	20.8%	20.7%
Pre-tax margin	14.6%	15.5%	19.1%	19.0%

Operating Statistics:
Revenue passengers (thousands)	8,095	8,858	9,237	8,911
Revenue passenger miles (millions)	9,622	10,472	11,063	10,554
Available seat miles ASM (millions)	11,419	12,237	12,976	12,626
Load factor	84.3%	85.6%	85.3%	83.6%
Aircraft utilization (hours per day)	11.7	12.0	12.2	11.6
Average fare	$173.96	$168.85	$167.96	$161.35
Yield per passenger mile (cents)	14.64	14.28	14.02	13.62
Passenger revenue per ASM (cents)	12.33	12.22	11.96	11.39
Operating revenue per ASM (cents)	13.34	13.17	13.01	12.62
Operating expense per ASM (cents)	11.13	10.86	10.30	10.01
Operating expense per ASM, excluding fuel and related taxes (cents)	8.19	7.83	7.67	7.64
Operating expense per ASM, excluding fuel, profit sharing and related taxes (cents)	7.95	7.56	7.31	7.29
Airline operating expense per ASM (cents)	11.13	10.86	10.30	10.01
Departures	73,823	79,558	82,989	80,135
Average stage length (miles)	1,097	1,085	1,094	1,093
Average number of operating aircraft during period	203.9	206.0	209.0	212.7
Average fuel cost per gallon, including fuel taxes	$2.06	$2.13	$1.85	$1.68
Fuel gallons consumed (millions)	163	174	185	178

Although we experienced revenue growth in 2015, this trend may not continue. We expect our expenses to continue to increase as we acquire additional aircraft, as our fleet ages and as we increase the frequency of flights in existing markets as well as enter into new markets. Accordingly, the comparison of the financial data for the quarterly periods presented may not be meaningful. In addition, we expect our operating results to fluctuate significantly from quarter-to-quarter in the future as a result of various factors, many of which are outside our control. Consequently, we believe quarter-to-quarter comparisons of our operating results may not necessarily be meaningful and you should not rely on our results for any one quarter as an indication of our future performance.

LIQUIDITY AND CAPITAL RESOURCES
The airline business is capital intensive. Our ability to successfully execute our profitable growth plans is largely dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business depends on maintaining sufficient liquidity. We believe we have adequate resources from a combination of cash and cash equivalents, investment securities on-hand and two available lines of credit. Additionally, as of December 31, 2015, we had 61 unencumbered aircraft and 33 unencumbered spare engines which we believe could be an additional source of liquidity, if necessary.
We believe a healthy liquidity position is a crucial element of our ability to weather any part of the economic cycle while continuing to execute on our plans for profitable growth and increased returns. Our goal is to continue to be diligent with our liquidity, maintaining financial flexibility and allowing for prudent capital spending.
As of December 31, 2015, we had unrestricted cash and cash equivalents of $318 million and short-term investments of $558 million. We believe our current level of unrestricted cash, cash equivalents and short-term investments of approximately 14% of trailing twelve months revenue, combined with our approximately $600 million in available lines of credit and portfolio of unencumbered assets, provides us with a strong liquidity position and the potential for higher returns on cash deployment. We believe we have taken several important actions during 2015 in solidifying our strong balance sheet and overall liquidity position.
Our highlights for 2015 included:
•Reduced our overall debt balance by $390 million, including $132 million of debt prepayments related to aircraft and facilities.
•Increased the number of unencumbered aircraft from 39 as of December 31, 2014, to 61 as of December 31, 2015. This was principally accomplished by paying cash for the delivery of 12 Airbus A321 aircraft, buying out the leases on six of our aircraft, and prepaying debt.
•As a result of these 2015 highlights, our net debt to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR) ratio improved from 2.5x in 2014 to 1.1x in 2015.
Analysis of Cash Flows
We had cash and cash equivalents of $318 million as of December 31, 2015. This compares to $341 million and $225 million as of December 31, 2014 and 2013, respectively. We held both short and long term investments in 2015, 2014 and 2013. Our short-term investments totaled $558 million as of December 31, 2015 compared to $367 million and $402 million as of December 31, 2014 and 2013, respectively. Our long-term investments totaled $49 million as of December 31, 2015 compared to $60 million and $114 million as of December 31, 2014 and 2013, respectively.
Operating Activities
Cash flows provided by operating activities totaled $1,598 million in 2015 compared to $912 million in 2014 and $758 million in 2013. There was a $686 million increase in cash flows from operating activities in 2015 compared to 2014. During 2015 we saw a 9.5% increase in capacity, a 0.8% increase in average fares and a 35.7% decrease in the price of fuel which all helped to improve operating cash flows. The $154 million increase in cash flows from operations in 2014 compared to 2013 was primarily a result of a 2% increase in average fares, a 5% increase in capacity and a decrease of 5% in fuel prices. We additionally recognized a gain on sale of our subsidiary, LiveTV, of $241 million during 2014. As of December 31, 2015, our unrestricted cash, cash equivalents and short-term investments as a percentage of trailing twelve months revenue was approximately 14%. We rely primarily on cash flows from operations to provide working capital for current and future operations.

Investing Activities
During 2015, capital expenditures related to our purchase of flight equipment included $104 million for flight equipment deposits, $450 million for the purchase of 12 new Airbus A321 aircraft and $110 million for the buyout of six aircraft leases, $120 million for spare part purchases, and $29 million for flight equipment work-in-progress. Other property and equipment capital expenditures also included ground equipment purchases and facilities improvements for $128 million. Investing activities also included the net purchase of $187 million in investment securities.
During 2014, capital expenditures related to our purchase of flight equipment included $127 million for flight equipment deposits, $298 million for the purchase of seven new Airbus A321 aircraft, $33 million for spare part purchases, $79 million for flight equipment work-in-progress, and $1 million relating to other activities. Capital expenditures also included the purchase of the Slots at Reagan National for $75 million, other property and equipment including ground equipment purchases and facilities improvements for $224 million and LiveTV in-flight entertainment equipment inventory for $20 million. Investing activities also included the proceeds from the sale of LiveTV for $393 million and the net proceeds of $81 million from the sale of investment securities.
During 2013, the capital expenditure for seven new Embraer E190 aircraft, three new Airbus A320 aircraft and four new Airbus A321 aircraft was $365 million. We additionally paid $22 million for flight equipment deposits and $54 million for spare parts. Capital expenditures for other property and equipment, including ground equipment purchases, facilities improvements and LiveTV in-flight entertainment equipment inventory were $196 million. LiveTV sold its investment in the Airfone business with proceeds of $8 million. Investing activities also include the net sale of $161 million in investment securities.
We currently anticipate 2016 capital expenditures to be between $820 million and $920 million, including approximately $670 million to $720 million for aircraft and predelivery deposits. The remaining capital expenditures of approximately $150 million to $200 million relate to non-aircraft projects such as the customer technology refresh, the expansion of our facilities at Boston and updates to our IT infrastructure.
Financing Activities
Financing activities during 2015 consisted of the scheduled repayment of $196 million relating to debt and capital lease obligations. We prepaid $100 million of outstanding principal relating to 10 Airbus A320 aircraft. As a result, four aircraft became unencumbered and six have lower principal balances. We also prepaid the outstanding balance of $32 million on a special facility revenue bond for JFK that was issued by the New York City Industrial Development Agency in December 2006. In addition, we acquired $241 million in treasury shares of which $150 million related to our accelerated share repurchase in June 2015. During the period, we realized $84 million in proceeds from the issuance of stock related to employee share-based compensation. In the future we may issue, in one or more offerings, debt securities, pass-through certificates, common stock, preferred stock and/or other securities. During 2015, $68 million of Series B 5.5% convertible debentures were converted by holders, as a result, we issued approximately 15 million shares of our common stock.
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

In February 2015, we filed an automatic shelf registration statement with the SEC. This registration statement covered the resale of up to 46.7 million shares of our common stock, par value $0.01 per share, by persons who received such shares upon exchange of their 0.75% exchangeable notes due 2017, issued by Lufthansa Malta Blues LP (a directly-owned subsidiary of Deutsche Lufthansa AG) on April 5, 2012 and sold by the initial purchasers of the notes in transactions exempt from registration requirements of the Securities Act, to persons reasonably believed by the initial purchasers to be qualified institutional buyers as defined by Rule 144A under the Securities Act that were also qualified purchasers as defined in the U.S. Investment Company Act of 1940. We did not receive any of the proceeds from the sale of the notes and did not receive any financial benefit from the exchange of notes for shares of our common stock.  We did not sell any shares of our common stock under this registration statement and did not receive any of the proceeds from the sale of shares by any of the selling stockholders.
In November 2015, we filed an automatic shelf registration statement with the SEC. Under this shelf registration statement, we have the capacity to offer and sell from time to time one or more selling security holders, of common stock, preferred stock, debt securities, depositary shares, warrants, stock purchase contracts, stock purchase units, subscription rights, and pass-through certificates. The net proceeds of any securities we sell under this registration statement may be used for general corporate purposes, including among other possible uses, the acquisition of aircraft and construction of facilities on or near airports, the repayment or repurchase of short-term or long-term debt or lease obligations and other capital expenditures. We may also use the proceeds for temporary investments until we need them for general corporate purposes. We will not receive any of the proceeds from the sale of securities by any selling security holders who may be named in a prospectus supplement. Through to December 31, 2015, we had not issued any securities under this registration statement and at this time we have no plans to sell any such securities under this registration statement. We may utilize this universal shelf registration statement in the future to raise capital to fund the continued development of our products and services, the commercialization of our products and services or for other general corporate purposes.
None of our lenders or lessors are affiliated with us.
Capital Resources
We have been able to generate sufficient funds from operations to meet our working capital requirements and we have historically financed our aircraft through either secured debt or lease financing. As of December 31, 2015, we operated a fleet of 215 aircraft which included 17 Airbus A321 aircraft and 44 Airbus A320 aircraft that were unencumbered. Of our remaining aircraft, 54 were financed under operating leases, six were financed under capital leases and 94 were financed by private and public secured debt. Additionally we have 33 unencumbered spare engines. Approximately 44% of our property and equipment is pledged as security under various loan arrangements.
Dependent on market conditions, we anticipate paying cash for the 10 Airbus A321 aircraft scheduled for delivery in 2016. To the extent we cannot secure financing on terms we deem attractive, we may be required to pay in cash, further modify our aircraft acquisition plans or incur higher than anticipated financing costs. Although we believe debt and/or lease financing should be available to us if needed, we cannot give assurance we will be able to secure financing on terms attractive to us, if at all.
Working Capital
We had a working capital deficit of $902 million as of December 31, 2015 compared to a deficit of $736 million as of December 31, 2014 and a deficit of $818 million as of December 31, 2013. Working capital deficits can be customary in the airline industry since air traffic liability is classified as a current liability. Our working capital deficit increased $166 million in 2015 mainly due to several factors including an increase in the balances of current debt maturities, air traffic liabilities and record profit sharing partially offset by an overall increase in our cash and short term investment balances.
In 2012, we entered into a revolving line of credit with Morgan Stanley for up to $100 million which was subsequently increased to $200 million in December 2012. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the borrowing amount may vary accordingly. This line of credit bears interest at a floating rate of interest based upon the London Interbank Offered Rate, or LIBOR, plus a margin. During 2013, we borrowed $190 million on this line of credit, which was fully repaid, leaving the line undrawn as of December 31, 2013. We did not borrow on this facility in 2015 or 2014 and the line was undrawn as of December 31, 2015.

In April 2013, we entered into a Credit and Guaranty Agreement which consisted of a revolving credit up to $350 million and letter of credit facility with Citibank, N.A. as the administrative agent. In November 2014, we increased the Credit Facility to $400 million. Borrowing under the Credit Facility bears interest at a variable rate equal to LIBOR, plus a margin. The Credit Facility is scheduled to terminate in 2018. The Credit Facility is secured by Slots at JFK, Newark, LaGuardia, Reagan National and certain other assets. The Credit Facility includes covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under all revolving credit facilities. In addition, the covenants restrict our ability to incur additional indebtedness, issue preferred stock or pay dividends. During 2015 and 2014, we did not borrow on this facility and the line was undrawn as of December 31, 2015.
We expect to meet our obligations as they become due through available cash, investment securities and internally generated funds, supplemented as necessary by financing activities, as they may be available to us. We expect to generate positive working capital through our operations. However, we cannot predict what the effect on our business might be from the extremely competitive environment we are operating in or from events beyond our control, such as volatile fuel prices, economic conditions, weather-related disruptions, the spread of infectious diseases, the impact of airline bankruptcies, restructurings or consolidations, U.S. military actions or acts of terrorism. We believe there is sufficient liquidity available to us to meet our cash requirements for at least the next 12 months.
Debt and Capital Leases
Our scheduled debt maturities are expected to increase over the next five years, with a scheduled peak in 2016 of $448 million. As part of our efforts to effectively manage our balance sheet and improve ROIC, we expect to continue to actively manage our debt balances. Our approach to debt management includes managing the mix of fixed vs. floating rate debt, annual maturities of debt and the weighted average cost of debt. We intend to continue to opportunistically pre-purchase outstanding debt when market conditions and terms are favorable as well as when excess liquidity is available. The proceeds from the sale of LiveTV in 2014 were allocated to debt reduction and share buybacks which are ROIC accretive. Additionally, our unencumbered assets, including 61 aircraft and 33 engines, allow some flexibility in managing our cost of debt and capital requirements.
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
CONTRACTUAL OBLIGATIONS
Our noncancelable contractual obligations at December 31, 2015 include:

	Payments due in
(in millions)	Total	2016	2017	2018	2019	2020	Thereafter
Long-term debt and capital lease obligations(1)	$2,170	$524	$248	$245	$255	$209	$689
Lease commitments	1,303	170	151	143	122	109	608
Flight equipment obligations	6,910	661	742	656	1,041	1,371	2,439
Other obligations(2)	3,498	676	570	576	539	375	762
Total	$13,881	$2,031	$1,711	$1,620	$1,957	$2,064	$4,498

(1)	Includes actual interest and estimated interest for floating-rate debt based on December 31, 2015 rates.

(2)	Amounts include noncancelable commitments for the purchase of goods and services.
The interest rates are fixed for $1.4 billion of our debt and capital lease obligations, with the remaining $0.4 billion having floating interest rates. The floating interest rates adjust either quarterly or semi-annually based on LIBOR. The weighted average maturity of all of our debt was six years as of December 31, 2015.
As of December 31, 2015, we believe we were in compliance with all of our covenants in relation to our debt and lease agreements and 44% of our owned property and equipment were pledged as security under various loan agreements.

As of December 31, 2015, we had operating lease obligations for 54 aircraft with lease terms that expire between 2016 and 2026. Five of these leases have variable-rate rent payments which adjust semi-annually based on LIBOR. Our aircraft lease agreements contain termination provisions which include standard maintenance and return conditions. Our policy is to record these lease return conditions when they are probable and the costs can be estimated. We also lease airport terminal space and other airport facilities in each of our markets, as well as office space and other equipment. We have approximately $34 million of restricted assets pledged under standby letters of credit related to certain of our leases which will expire at the end of the related leases. As of December 31, 2015, the average age of our operating fleet was 8.3 years.
Our firm aircraft order as of December 31, 2015 is as follows:

Year	Airbus A320neo	Airbus A321	Airbus A321neo	Embraer E190	Total
2016	—	10	—	—	10
2017	—	10	—	—	10
2018	—	1	6	—	7
2019	—	—	15	—	15
2020	6	—	9	10	25
2021	16	—	—	7	23
2022	3	—	13	7	23
2023	—	—	2	—	2
Total	25	21	45	24	115
Committed expenditures for our firm aircraft and spare engines include estimated amounts for contractual price escalations and predelivery deposits. We expect to meet our predelivery deposit requirements for our aircraft by paying cash or by using short-term borrowing facilities for deposits generally required six to 24 months prior to delivery. Any predelivery deposits paid by the issuance of notes are fully repaid at the time of delivery of the related aircraft.
Our Terminal at JFK, T5, is governed by a lease agreement we entered into with the PANYNJ in 2005.  We are responsible for making various payments under the lease. This includes ground rents for the terminal site which began at the time of the lease execution in 2005 and facility rents commenced in October 2008 upon our occupancy of T5.  The facility rents are based on the number of passengers enplaned out of the terminal, subject to annual minimums.  The PANYNJ reimbursed us for construction costs of this project in accordance with the terms of the lease, except for approximately $76 million in leasehold improvements provided by us. In 2013, we amended this lease to include additional ground space for our international arrivals facility, T5i, which we opened in November 2014. For financial reporting purposes, the T5 project is being accounted for as a financing obligation, with the constructed asset and related liability being reflected on our consolidated balance sheets.  The T5i project was accounted for at cost. Minimum ground and facility rents at JFK totaling $314 million are included in the commitments table above as lease commitments and financing obligations.
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
Frequent flyer accounting
We utilize a number of estimates in accounting for our TrueBlue® customer loyalty program, or TrueBlue®. We record a liability for the estimated incremental cost of outstanding points earned from JetBlue purchases that we expect to be redeemed. This liability was $24 million as of December 31, 2015 and 2014. The estimated cost includes incremental fuel, insurance, passenger food and supplies, in-flight entertainment and reservation costs. We adjust this liability, which is included in air traffic liability, based on points earned and redeemed, points that will ultimately go unused, or breakage, changes in the estimated incremental costs associated with providing travel and changes in the TrueBlue® program. Customers earn points based on the value paid for a trip rather than the length of the trip and never expire. In addition, there is no longer an automatic generation of a travel award once minimum award levels are reached, but instead the points are maintained in the account until used by the member. Customers can pool points between small groups of people, branded as Family PoolingTM. We believe Family PoolingTM did not have a material impact on the annual breakage calculation. Periodically we evaluate our assumptions for appropriateness, including comparison of the cost estimates to actual costs incurred as well as the expiration and redemption assumptions to actual experience. Changes in the minimum award levels or in the lives of the awards would also require us to reevaluate the liability, potentially resulting in a significant impact in the year of change as well as in future years.
TrueBlue® points can also be sold to participating companies, including credit card and car rental companies. These sales are accounted for as multiple-element arrangements, with one element representing the fair value of the travel that will ultimately be provided when the points are redeemed and the other consisting of marketing related activities we conduct with the participating company. The fair value of the transportation portion of these point sales is deferred and recognized as passenger revenue when transportation is provided. The marketing portion, which is the excess of the total sales proceeds over the estimated fair value of the transportation to be provided, is recognized in other revenue when the points are sold. TrueBlue® points sold to participating companies which are not redeemed are recognized as revenue when management determines the probability of redemption is remote. Deferred revenue was $181 million and $162 million at December 31, 2015 and 2014, respectively.
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
Intangible assets
Our intangible assets consist of acquired take-off and landing Slots at certain domestic airports. Slots are rights to take-off or land at a specific airport during a specific time period during the day and are a means by which airport capacity and congestion can be managed. The Federal government controls Slots at four domestic airports under the High Density rule, including Reagan National Airport in Washington D.C. and LaGuardia and JFK Airports in New York City. In accounting for our Slot-related intangible assets we make estimates about their expected useful lives. In December 2013, due to regulatory and market activities stemming from the auctioning of slots at LaGuardia and Reagan National airports, we reassessed the useful lives of these assets and concluded that Slots at High Density Airports are indefinite lived intangible assets and will no longer amortize them. Slots at other airports will continue to be amortized on a straight-line basis over their expected useful lives of up to 15 years. We incurred amortization expense of $5 million in 2013 for Slots at High Density Airports. Changes in our operations, government regulations or demand for air travel at these airports could result in changes to these estimates.
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
Derivative instruments used for aircraft fuel
We utilize financial derivative instruments to manage the risk of changing aircraft fuel prices. We do not purchase or hold any derivative instrument for trading purposes. As of December 31, 2015, we had a net $5 million liability related to the net fair value of these derivative instruments; the majority of which are not traded on a public exchange. Fair values are determined using commodity prices provided to us by independent third parties. When possible, we designate these instruments as cash flow hedges for accounting purposes, as defined by the Derivatives and Hedging topic of the Codification which permits the deferral of the effective portions of gains or losses until contract settlement.
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

REGULATION G RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES
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
Operating Expenses per Available Seat Mile, excluding fuel and profit sharing
Operating expenses per available seat mile, or CASM, is a common metric used in the airline industry.  Our CASM for 2015 through 2011 are summarized in the table below. We exclude aircraft fuel, profit sharing, and related taxes from operating expenses to determine CASM ex-fuel and profit sharing. We believe that CASM ex-fuel and profit sharing provides investors the ability to measure financial performance excluding items beyond our control, such as (i) fuel costs, which are subject to many economic and political factors beyond our control, and (ii) profit sharing, which is sensitive to volatility in earnings.  We believe this measure is more indicative of our ability to manage costs and is more comparable to measures reported by other major airlines.  We are unable to reconcile such projected CASM ex-fuel and profit sharing as the nature or amount of excluded items are only estimated at this time.

Reconciliation of Operating expense per ASM, excluding fuel and profit sharing
(in millions; per ASM data in cents; percentages based on unrounded numbers)	2015		2014		2013		2012		2011
	$	per ASM	$	per ASM	$	per ASM	$	per ASM	$	per ASM
Total operating expenses	$5,200	10.56	$5,302	11.78	$5,013	11.71	$4,606	11.49	$4,182	11.23
Less: Aircraft fuel and related taxes	1,348	2.74	1,912	4.25	1,899	4.43	1,806	4.50	1,664	4.47
Operating expenses, excluding fuel and related taxes	3,852	7.82	3,390	7.53	3,114	7.28	2,800	6.99	2,518	6.76
Less: Profit sharing and related taxes	151	0.31	25	0.05	12	0.03	3	0.01	—	—
Operating expense, excluding fuel, profit sharing and related taxes	$3,701	7.51	$3,365	7.48	$3,102	7.25	$2,797	6.98	$2,518	6.76

Net Income and Pre-Tax Income, excluding special items
We exclude special items from net income and pre-tax income as we believe the exclusion of these items is helpful to investors to evaluate JetBlue’s recurring core operational performance in the periods shown. Therefore, we adjust for these amounts. Special items excluded in the tables below showing the reconciliation of net income and pre-tax income include the gain on the sale of JetBlue’s wholly-owned subsidiary LiveTV due to the non-recurring nature of this item.

Reconciliation of Net Income, Income before Income Taxes and EPS excluding Special Items
	Twelve Months Ended December 31,
(in millions, except per share amounts)	2015	2014
Income before income taxes	$1,097	$623
Less: Gain on sale of subsidiary	—	241
Income before income taxes excluding special items	1,097	382
Less: Income tax expense	420	222
Add back: Income tax relating to gain on sale of subsidiary(1)	—	72
Net Income excluding special items	$677	$232

Basic:
Earnings per common share	$2.15	$1.36
Less: Special items, net of tax	$—	$0.57
Earnings per common share excluding special items	$2.15	$0.79

Diluted:
Earnings per common share	$1.98	$1.19
Less: Special items, net of tax	$—	$0.49
Earnings per common share excluding special items	$1.98	$0.70
(1) The capital gain generated from the sale of LiveTV allowed JetBlue to utilize a capital loss carryforward which resulted in the release of a valuation allowance related to the capital loss deferred tax asset of $19 million.

Return on Invested Capital
Return on invested capital, or ROIC, is an important financial metric which we believe provides meaningful information as to how well we generate returns relative to the capital invested in our business. During 2015, our ROIC improved to 13.7%, primarily due to the reduction in fuel prices. We are committed to taking appropriate actions which will allow us to continue to improve ROIC while adding capacity and continuing to grow. At our Investor day in November 2014, we forecast that we believe we will improve ROIC to at least 10% by the end of 2017.
We believe this non-GAAP measure provides a meaningful comparison of our results to the airline industry and our prior year results. Investors should consider this non-GAAP financial measure in addition to, and not as a substitute for, our financial performance measures prepared in accordance with GAAP.

Reconciliation of Return on Invested Capital (Non-GAAP)
(in millions, except as otherwise noted)	Twelve Months Ended December 31,
	2015	2014
Numerator
Operating Income	$1,216	$515
Add: Interest income (expense) and other	1	1
Add: Interest component of capitalized aircraft rent (a)	64	65
Subtotal	1,281	581
Less: Income tax expense impact	491	226
Operating Income After Tax, Adjusted	$790	$355

Denominator
Average Stockholders' equity	$2,869	$2,331
Average total debt	2,038	2,409
Capitalized aircraft rent(1)	853	869
Invested Capital	$5,760	$5,609

Return on Invested Capital	13.7%	6.3%

(1) Capitalized Aircraft Rent
Aircraft rent, as reported	$122	$124
Capitalized aircraft rent (7 * Aircraft rent)(2)	853	869
Interest component of capitalized aircraft rent (Imputed interest at 7.5%)	64	65
(2) In determining the Invested Capital component of ROIC we include a non-GAAP adjustment for aircraft operating leases, as operating lease obligations are not reflected on our balance sheets but do represent a significant financing obligation. In making the adjustment we used a multiple of seven times our aircraft rent as this is the multiple which is routinely used within the airline community to represent the financing component of aircraft operating lease obligations.

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

Reconciliation of Free Cash Flow (Non-GAAP)
(in millions)	Year Ended December 31,
	2015	2014	2013	2012	2011
Net cash provided by operating activities	$1,598	$912	$758	$698	$614
Less: Capital expenditures(1)	(837)	(806)	(615)	(542)	(480)
Less: Predelivery deposits for flight equipment	(104)	(127)	(22)	(283)	(44)
Free Cash Flow	$657	$(21)	$121	$(127)	$90
(1) The capital expenditures in 2014 includes two capital leases for approximately $76 million which are classified as a non-cash financing activity in the consolidated statements of cash flows.

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
Aircraft fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the December 31, 2015 cost per gallon of fuel. Based on projected 2016 fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $120 million in 2016. This is compared to an estimated $175 million for 2015 measured as of December 31, 2014. As of December 31, 2015 we had hedged approximately 5% of our projected 2016 fuel requirements. All hedge contracts existing as of December 31, 2015 settle by December 31, 2016.
The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $1.4 billion of our debt and capital lease obligations, with the remaining $0.4 billion having floating interest rates. If interest rates were on average 100 basis points higher in 2016 than they were during 2015, our interest expense would increase by approximately $4 million. This is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
If interest rates were an average 10% lower in 2016 than they were during 2015, our interest income from cash and investment balances would remain relatively constant. These amounts are determined by considering the impact of the hypothetical interest rates on our cash and cash equivalents and short term investment securities balances as of December 31, 2015 and 2014.
Convertible Debt
On December 31, 2015, our $86 million aggregate principal amount of convertible debt had a total estimated fair value of $405 million, based on quoted market prices. If there was a 10% increase in our stock price, the fair value of this debt would have been $446 million as of December 31, 2015.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
JetBlue Airways Corporation

We have audited the accompanying consolidated balance sheets of JetBlue Airways Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JetBlue Airways Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), JetBlue Airways Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 17, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
JetBlue Airways Corporation

We have audited JetBlue Airways Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). JetBlue Airways Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, JetBlue Airways Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of JetBlue Airways Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2015 of JetBlue Airways Corporation and our report dated February 17, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 17, 2016

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$318	$341
Investment securities	558	367
Receivables, less allowance (2015-$6; 2014-$6)	136	136
Inventories, less allowance (2015-$10; 2014-$8)	44	46
Prepaid expenses	172	136
Deferred income taxes	145	174
Total current assets	1,373	1,200
PROPERTY AND EQUIPMENT
Flight equipment	7,079	6,233
Predelivery deposits for flight equipment	171	207
Total flight equipment and predelivery deposits, gross	7,250	6,440
Less accumulated depreciation	1,573	1,354
Total flight equipment and predelivery deposits, net	5,677	5,086
Other property and equipment	868	816
Less accumulated depreciation	293	252
Total other property and equipment, net	575	564
Assets constructed for others	561	561
Less accumulated depreciation	161	139
Total assets constructed for others, net	400	422
Total property and equipment, net	6,652	6,072
OTHER ASSETS
Investment securities	49	60
Restricted cash	63	61
Other	523	446
Total other assets	635	567
TOTAL ASSETS	$8,660	$7,839

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2015	2014
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$205	$208
Air traffic liability	1,053	973
Accrued salaries, wages and benefits	302	203
Other accrued liabilities	267	287
Current maturities of long-term debt and capital leases	448	265
Total current liabilities	2,275	1,936
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	1,395	1,968
CONSTRUCTION OBLIGATION	472	487
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	1,218	832
Other	90	87
Total deferred taxes and other liabilities	1,308	919
COMMITMENTS AND CONTINGENCIES (Notes 10 & 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 392 and 369 shares issued and 322 and 310 shares outstanding at 2015 and 2014, respectively	4	4
Treasury stock, at cost; 70 and 59 shares at 2015 and 2014, respectively	(366)	(125)
Additional paid-in capital	1,896	1,711
Retained earnings	1,679	1,002
Accumulated other comprehensive loss	(3)	(63)
Total stockholders’ equity	3,210	2,529
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,660	$7,839

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
OPERATING REVENUES
Passenger	$5,893	$5,343	$4,971
Other	523	474	470
Total operating revenues	6,416	5,817	5,441
OPERATING EXPENSES
Aircraft fuel and related taxes	1,348	1,912	1,899
Salaries, wages and benefits	1,540	1,294	1,135
Landing fees and other rents	342	321	305
Depreciation and amortization	345	320	290
Aircraft rent	122	124	128
Sales and marketing	264	231	223
Maintenance, materials and repairs	490	418	432
Other operating expenses	749	682	601
Total operating expenses	5,200	5,302	5,013
OPERATING INCOME	1,216	515	428
OTHER INCOME (EXPENSE)
Interest expense	(128)	(148)	(161)
Capitalized interest	8	14	13
Interest income (expense) and other	1	1	(1)
Gain on sale of subsidiary	—	241	—
Total other income (expense)	(119)	108	(149)
INCOME BEFORE INCOME TAXES	1,097	623	279
Income tax expense	420	222	111
NET INCOME	$677	$401	$168

EARNINGS PER COMMON SHARE
Basic	$2.15	$1.36	$0.59
Diluted	$1.98	$1.19	$0.52

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2015	2014	2013
NET INCOME	$677	$401	$168
Changes in fair value of derivative instruments, net of reclassifications into earnings (net of $38, $(40), and $5 of taxes in 2015, 2014 and 2013, respectively)	60	(63)	8
Total other comprehensive income (loss)	60	(63)	8
COMPREHENSIVE INCOME	$737	$338	$176

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$677	$401	$168
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	377	212	107
Depreciation	288	263	258
Amortization	57	62	48
Stock-based compensation	20	20	14
Gains on sale of assets, debt extinguishment and customer contract termination	(11)	—	(1)
Gain on sale of subsidiary	—	(241)	—
Collateral returned (paid) for derivative instruments	52	(49)	8
Changes in certain operating assets and liabilities:
Decrease (increase) in receivables	11	1	(22)
(Increase) decrease in inventories, prepaid and other	(5)	3	(23)
Increase in air traffic liability	80	148	132
(Decrease) increase in accounts payable and other accrued liabilities	64	68	52
Other, net	(12)	24	17
Net cash provided by operating activities	1,598	912	758
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(837)	(730)	(615)
Predelivery deposits for flight equipment	(104)	(127)	(22)
Proceeds from sale of subsidiary	—	393	—
Purchase of held-to-maturity investments	(370)	(361)	(234)
Proceeds from the maturities of held-to-maturity investments	313	379	300
Purchase of available-for-sale securities	(372)	(335)	(413)
Proceeds from the sale of available-for-sale securities	242	398	508
Other, net	(6)	4	—
Net cash used in investing activities	(1,134)	(379)	(476)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	84	41	10
Issuance of long-term debt	—	342	393
Short-term borrowings and lines of credit	—	—	190
Repayment of:
Long-term debt and capital lease obligations	(328)	(702)	(612)
Short-term borrowings and lines of credit	—	—	(190)
Acquisition of treasury stock	(241)	(82)	(8)
Other, net	(2)	(16)	(22)
Net cash used in financing activities	(487)	(417)	(239)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(23)	116	43
Cash and cash equivalents at beginning of period	341	225	182
Cash and cash equivalents at end of period	$318	$341	$225

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2012	331	$3	50	$(35)	$1,495	433	$(8)	$1,888
Net income	—	—	—	—	—	168	—	168
Changes in comprehensive income	—	—	—	—	—	—	8	8
Vesting of restricted stock units	2	—	1	(5)	—	—	—	(5)
Stock compensation expense	—	—	—	—	14	—	—	14
Stock issued under Crewmember stock purchase plan	2	—	—	—	10	—	—	10
Shares repurchased under 2012 share repurchase plan	—	—	—	(3)	—	—	—	(3)
Convertible debt redemption	12	—	—	—	55	—	—	55
Other	—	—	—	—	(1)	—	—	(1)
Balance at December 31, 2013	347	$3	51	$(43)	$1,573	$601	$—	$2,134
Net income	—	—	—	—	—	401	—	401
Changes in comprehensive loss	—	—	—	—	—	—	(63)	(63)
Vesting of restricted stock units	3	—	1	(9)	—	—	—	(9)
Exercise of stock options	2	—	—	—	22	—	—	22
Stock compensation expense	—	—	—	—	20	—	—	20
Stock issued under Crewmember stock purchase plan	2	—	—	—	19	—	—	19
Shares repurchased under 2012 share repurchase plan	—	—	7	(73)	—	—	—	(73)
Convertible debt redemption	15	1	—	—	76	—	—	77
Other	—	—	—	—	1	—	—	1
Balance at December 31, 2014	369	$4	59	$(125)	$1,711	$1,002	$(63)	$2,529
Net income	—	—	—	—	—	677	—	677
Changes in comprehensive income	—	—	—	—	—	—	60	60
Vesting of restricted stock units	2	—	1	(14)	—	—	—	(14)
Exercise of stock options	5	—	—	—	59	—	—	59
Stock compensation expense	—	—	—	—	20	—	—	20
Stock issued under Crewmember stock purchase plan	1	—	—	—	25	—	—	25
Shares repurchased under 2012 share repurchase plan	—	—	10	(227)	—	—	—	(227)
Convertible debt redemption	15	—	—	—	67	—	—	67
Other	—	—	—	—	14	—	—	14
Balance at December 31, 2015	392	$4	70	$(366)	$1,896	$1,679	$(3)	$3,210

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JetBlue Airways Corporation, or JetBlue, is New York's Hometown Airline™. We believe our differentiated product and service offerings combined with our competitive cost advantage enables us to effectively compete in the high-value geography we serve. As of December 31, 2015, we served 93 destinations in 28 states, the District of Columbia, the Commonwealth of Puerto Rico, the U.S. Virgin Islands, and 19 countries in the Caribbean and Latin America. In December 2015, JetBlue created a new wholly-owned subsidiary, JetBlue Technology Ventures, LLC, or JTV. JTV will invest in or partner with emerging companies in the development of innovative products and services within the travel, hospitality and lifestyle industries.

Note 1—Summary of Significant Accounting Policies
Basis of Presentation
JetBlue provides air transportation services across the United States, the Caribbean and Latin America. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., or U.S. GAAP, and include the accounts of JetBlue and our subsidiaries. All majority-owned subsidiaries are consolidated on a line by line basis, with all intercompany transactions and balances being eliminated. In June 2014, LiveTV, LLC (and LTV Global, Inc, and LiveTV International, Inc., subsidiaries of LiveTV, LLC) were sold to Thales Holding Corporation, or Thales, and ceased to be subsidiaries of JetBlue. In September 2014, LiveTV Satellite Communications, LLC was sold to Thales and ceased to be a subsidiary of JetBlue. Following the closure of these sales, the transferred LiveTV operations are no longer presented in our consolidated financial statements. Refer to Note 16 for more details on the sale. Air transportation services accounted for substantially all of the Company’s operations in 2015, 2014 and 2013. Accordingly, segment information is not provided for LiveTV operations before the sale.
Use of Estimates
The preparation of our consolidated financial statements and accompanying notes in conformity with U.S. GAAP require us to make certain estimates and assumptions. Actual results could differ from those estimates.
Fair Value
The Fair Value Measurements and Disclosures topic of the Financial Accounting Standards Board’s, or FASB, Accounting Standards Codification™, or Codification, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. This topic clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The topic also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs. Refer to Note 13 for more information.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Held-to-maturity investment securities
Our held-to-maturity investments consist of investment-grade interest bearing instruments, primarily corporate bonds, which are stated at amortized cost. We do not intend to sell these investment securities and the contractual maturities are not greater than 24 months. Those with maturities less than twelve months are included in short-term investments on our consolidated balance sheets. Those with remaining maturities in excess of twelve months are included in long-term investments on our consolidated balance sheets. We did not record any material gains or losses on these securities during the years ended December 31, 2015, 2014 or 2013. The estimated fair value of these investments approximated their carrying value as of December 31, 2015 and 2014.
Also included in our held-to-maturity investment securities as of December 31, 2015 are deposits made to lower the interest rate on the debt secured by two aircraft as discussed in Note 2. These funds on deposit are readily available to us and are invested with a bank with a deposit maturity within the next 12 months. If we were to draw upon this deposit, the interest rates on the debt would revert to the higher rates in effect prior to the re-financing. As such, we have classified these time deposits as long-term held-to-maturity investments to reflect our intent to hold them in connection with the maturity of the associated debt.
The carrying values of investment securities consisted of the following at December 31, 2015 and 2014 (in millions):

	2015	2014
Available-for-sale securities
Time deposits	$125	$125
Commercial paper	55	—
Treasury bills	75	—
Total available-for-sale securities	255	125
Held-to-maturity securities
Corporate bonds	322	254
Treasury notes	30	—
Time deposits	—	48
Total held-to-maturity securities	352	302
Total investment securities	$607	$427
Derivative Instruments
Derivative instruments, including fuel hedge contracts, fuel basis swap agreements and interest rate swap agreements are stated at fair value, net of any collateral postings. Derivative instruments are included in other current assets and other current liabilities in our consolidated balance sheets. Refer to Note 12 for more information.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated useful lives and residual values for our property and equipment are as follows:

Property and Equipment Type	Estimated Useful Life	Residual Value
Aircraft	25 years	20%
In-flight entertainment systems	5-10 years	0%
Aircraft parts	Fleet life	10%
Flight equipment leasehold improvements	Lower of lease term or economic life	0%
Ground property and equipment	2-10 years	0%
Leasehold improvements—other	Lower of lease term or economic life	0%
Buildings on leased land	Lease term	0%
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
Software
We capitalize certain costs related to the acquisition and development of computer software. We amortize these costs using the straight-line method over the estimated useful life of the software, which is generally between five and ten years. The net book value of computer software, which is included in other assets on our consolidated balance sheets, was $93 million and $73 million as of December 31, 2015 and 2014, respectively. Amortization expense related to computer software was $34 million, $39 million and $18 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increases in amortization expense during 2014 and 2015 are mainly due to accelerated amortization expense as a result of a change in the expected useful lives of certain software. As of December 31, 2015, amortization expense related to computer software is expected to be approximately $27 million in 2016, $25 million in 2017, $20 million in 2018, $14 million in 2019, and $3 million in 2020.
Intangible Assets
Our intangible assets consist primarily of acquired take-off and landing slots, or Slots, at certain domestic airports. Slots are the rights to take-off or land at a specific airport during a specific time period of the day and are a means by which airport capacity and congestion can be managed. We account for Slots at High Density Airports, including Reagan National Airport in Washington, D.C., LaGuardia Airport, and JFK Airport, both in New York City as indefinite life intangible assets which results in no amortization expense. Slots at other airports are amortized on a straight-line basis over their expected useful lives of up to 15 years. As of December 31, 2013, we changed our estimated lives for Slots at High Density Airports from 15 years to indefinite life. We incurred amortization expense of $5 million related to Slots at High Density Airports for the year ended December 31, 2013. As of December 31, 2015 and 2014 our intangible assets for Slots at High Density Airports with indefinite lives was $139 million.
Passenger Revenue
Passenger revenue is recognized when the transportation is provided or after the ticket or customer credit issued upon payment of a change fee expires. It is recognized net of the taxes that we are required to collect from our customers, including federal transportation taxes, security taxes and airport facility charges. Tickets sold but not yet recognized as revenue and unexpired credits are included in air traffic liability on the consolidated balance sheets.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loyalty Program
We account for our customer loyalty program, TrueBlue®, by recording a liability for the estimated incremental cost of outstanding points earned from JetBlue purchases that we expect to be redeemed. The estimated cost includes incremental fuel, insurance, passenger food and supplies, in-flight entertainment and reservation costs. We adjust this liability, which is included in air traffic liability, based on points earned and redeemed, points that will ultimately go unused, or breakage, changes in the estimated incremental costs associated with providing travel and changes in the TrueBlue® program. This liability was $24 million as of December 31, 2015 and 2014. We estimate breakage based on historical point redemptions. In June 2013, we amended the program so points earned by members never expire. As a result of this change, our estimate for the breakage decreased resulting in a $5 million reduction in revenue and a corresponding increase in air traffic liability in 2013. Customers earn points based on the value paid for a trip rather than the length of the trip and never expire, and customers can pool points between small groups of people, branded as Family Pooling™. We believe Family Pooling™ has not had a material impact on the breakage calculation.
TrueBlue® points can also be sold to participating companies, including credit card and car rental companies. These sales are accounted for as multiple-element arrangements, with one element representing the fair value of the travel that will ultimately be provided when the points are redeemed and the other consisting of marketing related activities that we conduct with the participating company. The fair value of the transportation portion of these point sales is deferred and recognized as passenger revenue when transportation is provided. The marketing portion, which is the excess of the total sales proceeds over the estimated fair value of the transportation to be provided, is recognized in other revenue when the points are sold. TrueBlue® points sold to participating companies which are not redeemed are recognized as revenue when management determines the probability of redemption is remote. Deferred revenue was $181 million and $162 million at December 31, 2015 and 2014, respectively.
Upon the re-launch of the TrueBlue® program in November 2009, we extended our co-branded credit card and membership rewards participation agreements. In connection with these extensions, we received a one-time payment of $37 million, which we deferred and recognized as other revenue over the original term of the agreement through 2015. We recognized approximately $7 million of revenue related to this one-time payment during 2015, 2014 and 2013, respectively. In connection with exclusive benefits to be introduced for our co-branded credit card, we received a one-time payment of $6 million during 2012, which we have deferred and will recognize as other revenue over the remaining term of the agreement. For the year ended December 31, 2015, we have recorded $1 million of revenue related to this one-time payment.
In 2015, we announced a co-branded credit card partnership with a Barclaycard®, which will replace our existing contract at the end of the first quarter of 2016. The agreement will be a multiple-element arrangement subject to Accounting Standards Update, or ASU, 2009-13, Multiple Deliverable Revenue Arrangements. We do not apply the provisions of ASU 2009-13 to our existing co-branded credit card agreement, as the agreement was signed before and not materially modified after the effective date.
Airframe and Engine Maintenance and Repair
Regular airframe maintenance for owned and leased flight equipment is charged to expense as incurred unless covered by a third-party long-term flight hours service agreement. We have separate service agreements in place covering scheduled and unscheduled repairs of certain airframe line replacement unit components as well as the engines in our fleet. These agreements, whose original terms generally range from ten to 15 years, require monthly payments at rates based either on the number of cycles each aircraft was operated during each month or the number of flight hours each engine was operated during each month, subject to annual escalations. These power by the hour agreements transfer certain risks, including cost risks, to the third-party service providers. They generally fix the amount we pay per flight hour or number of cycles in exchange for maintenance and repairs under a predefined maintenance program, which are representative of the time and materials that would be consumed. These costs are expensed as the related flight hours or cycles are incurred. One of our maintenance providers is a subsidiary of a former large shareholder of ours and was a related party until the first quarter of 2015. We recorded approximately $32 million in 2015, $20 million in 2014 and $19 million in 2013 in maintenance expense provided by this related party.
Advertising Costs
Advertising costs, which are included in sales and marketing, are expensed as incurred. Advertising expense was $69 million in 2015, $64 million in 2014 and $61 million in 2013.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers topic of the Codification, which supersedes existing revenue recognition guidance. Under the new standard, a company will recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. The standard allows for either full retrospective or modified retrospective adoption. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year to interim and annual reporting periods beginning after December 15, 2017 and permitted early adoption of the standard, but not prior to December 15, 2016. While we are still evaluating the full impact of adopting this standard on our consolidated financial statements and disclosures, we have determined that it will impact our loyalty program accounting. The new standard will no longer allow us to use the incremental cost method when recording the financial impact of TrueBlue® points earned on JetBlue purchases and will require us to re-value our liability with a relative fair value approach.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs topic of the Codification. This standard provides a simplified presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for public companies for annual periods beginning after December 15, 2015. Our unamortized debt issuance cost at December 31, 2015 was $16 million which is included within other long term assets on the consolidated balance sheet.
In November 2015, the FASB issued ASU 2015-17, Income Taxes, Balance Sheet Classification of Deferred Taxes topic of the Codification. This standard requires all deferred tax assets and liabilities to be classified as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. In addition, valuation allowance allocations between current and non-current deferred tax assets are no longer required because those allowances also will be classified as non-current. This standard is effective for public companies for annual periods beginning after December 15, 2016. Our current deferred tax asset and non-current deferred tax liability as of December 31, 2015 were $145 million and $1.2 billion, respectively.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2—Long-term Debt, Short-term Borrowings and Capital Lease Obligations
Long-term debt and capital lease obligations and the related weighted average interest rate at December 31, 2015 and 2014 consisted of the following (in millions):

	2015		2014
Secured Debt
Floating rate equipment notes, due through 2025(1)	$193	3.7%	$276	3.2%
Floating rate enhanced equipment notes(2)
Class G-1, due 2016	16	4.4%	35	4.4%
Class G-2, due 2016	185	1.0%	185	1.0%
Fixed rate enhanced equipment notes, due through 2023(3)	201	4.5%	217	4.5%
Fixed rate equipment notes, due through 2026	964	5.5%	1,119	5.6%
Fixed rate special facility bonds, due through 2036(4)	43	4.9%	77	5.0%
Unsecured Debt
6.75% convertible debentures due in 2039(5)	86		86
5.5% convertible debentures due in 2038(6)	—		68
Capital Leases(7)	155	4.1%	170	4.1%
Total debt and capital lease obligations	1,843		2,233
Less: Current maturities	(448)		(265)
Long-term debt and capital lease obligations	$1,395		$1,968

(1)Interest rates adjust quarterly or semi-annually based on LIBOR, plus a margin. In June 2014, we used some of the proceeds from the sale of LiveTV and prepaid $299 million of floating rate outstanding principal secured by 14 Airbus A320 aircraft which are now unencumbered.
(2)In March and November 2004, we completed public offerings for $431 million and $498 million, respectively, of pass-through certificates. These offerings were set up in order to finance the purchase of 28 new Airbus A320 aircraft delivered through 2005. Separate trusts were established for each class of these certificates. Quarterly principal payments are required on the Class G-1 certificates. In February 2008, we entered into interest rate swap agreements for the Class G-1 certificates in the November 2004 offering. These swap agreements effectively fixed the interest rate for the remaining term of these certificates. As of December 31, 2015, these certificates had a balance of $16 million and an effective interest rate of 4.4%. The entire principal amount of the Class G-2 certificates is scheduled to be paid in a lump sum on the applicable maturity dates. In February 2009, we entered into interest rate swap agreements for the Class G-2 certificates in the November 2004 offering which expired in 2013. In March 2014, we paid the final scheduled principal payment of $188 million associated with our March 2004 EETC Class G-2 certificates. The interest rate for all other certificates is based on three month LIBOR, plus a margin. Interest is payable quarterly.
(3)In March 2014, we completed a private placement of $226 million in pass-through certificates, Series 2013-1. The certificates were issued by a pass-through trust and are not obligations of JetBlue. The proceeds from the issuance of the pass-through certificates were used to purchase equipment notes issued by JetBlue and secured by 14 of our previously unencumbered aircraft. Principal and interest are payable semi-annually, starting in September 2014.
(4)In November 2005, the Greater Orlando Aviation Authority, or GOAA, issued special purpose airport facilities revenue bonds to JetBlue as reimbursement for certain airport facility construction and other costs. In April 2013, GOAA issued $42 million in special purpose airport facility revenue bonds to refund the bonds issued in 2005. The proceeds from the refunded bonds were loaned to us and we recorded the issuance of $43 million, net of $1 million premium, as long term debt on our consolidated balance sheets. In December 2006, the New York City Industrial Development Agency issued special facility revenue bonds for JFK to us as reimbursement to us for certain airport facility construction and other costs. We recorded the principal amount of the bond, net of discounts, as long-term debt on our consolidated balance sheets because we have issued a guarantee of the debt payments on the bond. This fixed rate debt is secured by leasehold mortgages of our airport facilities. During June 2015, we prepaid the full $32 million principal outstanding on the JFK special facility revenue bonds.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Holders of either the Series A or Series B 6.75% Debentures may convert them into shares of our common stock at any time at a conversion rate of 204.6036 shares per $1,000 principal amount of the 6.75% Debentures. The conversion rates are subject to adjustment should we declare common stock dividends or effect any common stock splits or similar transactions. If the holders converted the Series A 6.75% Debentures in connection with a fundamental change that occurred prior to October 15, 2014, the applicable conversion rate would have been increased depending on our then current common stock price. The same applies to the Series B 6.75% Debentures prior to October 15, 2016. The maximum number of shares into which all of the 6.75% Debentures are convertible, including pursuant to this make-whole fundamental change provision, is 235.2941 shares per $1,000 principal amount of the 6.75% Debentures outstanding, as adjusted, or 20.3 million shares as of December 31, 2015. During the fourth quarter of 2014, the remaining principal amount of approximately $76 million of the Series A 6.75% Debentures were converted by holders and as a result, we issued 15.5 million shares of our common stock.
We may redeem any of the Series B 6.75% Debentures for cash at a redemption price of 100% of their principal amount, plus accrued and unpaid interest at any time on or after October 15, 2016. Holders may require us to repurchase the Series B 6.75% Debentures for cash at a repurchase price equal to 100% of their principal amount plus accrued and unpaid interest, if any, on October 15, 2016, 2021, 2026, 2031 and 2036; or at any time prior to their maturity upon the occurrence of a certain designated event.
As of December 31, 2015, the remaining principal balance of Series B 6.75% Debentures was $86 million, which is currently convertible into 20.3 million shares of our common stock.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our share lending agreement requires the shares borrowed be returned upon the maturity of the related debt, October 2038, or earlier, if the debentures are no longer outstanding. We determined the fair value of the share lending arrangement was approximately $5 million at the date of the issuance based on the value of the estimated fees the shares loaned would have generated over the term of the share lending arrangement. The $5 million value was recognized as a debt issuance cost and was amortized to interest expense through the earliest put date of the related debt, October 2013 and October 2015 for Series A and Series B, respectively.
During 2008 and 2009 approximately $79 million principal amount of the 5.5% Debentures was voluntarily converted by holders. As a result, we issued 17.5 million shares of our common stock. Cash payments from the escrow accounts related to the 2008 conversions were $11 million and borrowed shares equivalent to the number of shares of our common stock issued upon these conversions were returned to us pursuant to the share lending agreement described above. The borrower returned 10.0 million shares to us in September 2009, almost all of which were voluntarily returned shares in excess of converted shares, pursuant to the share lending agreement. In October 2011, approximately 16.6 million shares were voluntarily returned to us by the borrower, leaving 1.4 million shares outstanding under the share lending arrangement. At December 31, 2015, the fair value of similar common shares not subject to our share lending arrangement, based upon our closing stock price, was approximately $32 million. During the fourth quarter of 2013, the remaining principal amount of approximately $55 million of the Series A 5.5% Debentures was converted by holders and as a result, we issued 12.2 million shares of our common stock. In 2015, holders voluntarily converted the remaining $68 million principal balance of Series B 5.5% Debentures and as a result, we issued 15.2 million shares of our common stock.
In January 2016, Morgan Stanley terminated our share lending agreement and returned the outstanding 1.4 million shares to us.
(7)As of December 31, 2015 and 2014, four capital leased Airbus A320 aircraft and two capital leased Airbus A321 aircraft were included in property and equipment at a cost of $253 million with accumulated amortization of $48 million and $40 million, respectively. The future minimum lease payments under these non-cancelable leases are $23 million in 2016, $23 million in 2017, $23 million in 2018, $23 million in 2019, $35 million in 2020 and $63 million in the years thereafter. Included in the future minimum lease payments is $35 million representing interest, resulting in a present value of capital leases of $155 million with a current portion of $15 million and a long-term portion of $140 million.
During 2012, we modified the debt secured by three of our Airbus A320 aircraft, effectively lowering the borrowing rates over the remaining term of the loans. In exchange for lower borrowing rates associated with two of these aircraft loans, we deposited funds equivalent to the outstanding principal balance, a total of approximately $57 million. The deposit is included in the long-term investment securities on our consolidated balance sheets. If we withdraw the funds deposited, the interest rate on the debt would revert back to the original borrowing rate. During June 2015, we executed an amendment to the original facility agreement; as a result, the remaining $48 million principal of the deposit was returned to us by the borrower along with accrued interest and we negotiated a lower borrowing rate for the remaining term of the loans. These deposits are discussed further in Note 1.
During 2015, we prepaid $100 million of outstanding principal related to 10 Airbus A320 aircraft, as a result, four aircraft became unencumbered and six had lower principal balances.
As of December 31, 2015, we believe we were in compliance with all of our covenants in relation to our debt and lease agreements. Maturities of long-term debt and capital leases, including the assumption our convertible debt will be redeemed upon the first put date, for the next five years are as follows (in millions):

Year	Maturities
2016	$448
2017	189
2018	196
2019	217
2020	180
Thereafter	613
Aircraft, engines, and other equipment and facilities having a net book value of $2.95 billion at December 31, 2015 were pledged as security under various loan agreements. Cash payments for interest related to debt and capital lease obligations, net of capitalized interest, aggregated $93 million, $102 million and $117 million in 2015, 2014 and 2013, respectively.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and estimated fair values of our long-term debt (excluding capital lease obligations) at December 31, 2015 and 2014 were as follows (in millions):

	December 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Public Debt
Floating rate enhanced equipment notes
Class G-1, due 2016	$16	$16	$35	$35
Class G-2, due 2016	185	184	185	180
Fixed rate special facility bonds, due through 2036	43	45	77	78
6.75% convertible debentures due in 2039	86	405	86	283
5.5% convertible debentures due in 2038	—	—	68	241
Non-Public Debt
Fixed rate enhanced equipment notes, due through 2023	201	209	217	224
Floating rate equipment notes, due through 2025	193	195	276	277
Fixed rate equipment notes, due through 2026	964	1,042	1,119	1,211
Total	$1,688	$2,096	$2,063	$2,529

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
Morgan Stanley Line of Credit
In July 2012, we entered into a revolving line of credit with Morgan Stanley for up to approximately $100 million. This was subsequently increased to $200 million in December 2012. This line of credit is secured by a portion of our investment securities held by them and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon LIBOR, plus a margin. As of December 31, 2015 and 2014, we did not have a balance outstanding under this line of credit.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Citibank Line of Credit
In April 2013, we entered into a Credit and Guaranty Agreement consisting of a $350 million revolving credit and letter of Credit Facility with Citibank, N.A. as the administrative agent. In November 2014, the available line was increased to allow for borrowings up to $400 million. Concurrent with the increase in borrowing capacity, we also extended the term of the facility through April 2018. Borrowings under the Credit Facility bear interest at a variable rate equal to LIBOR, plus a margin. The Credit Facility is secured by Slots at JFK, Newark, LaGuardia and Reagan National airports as well as certain other assets. The Credit Facility includes covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under all revolving credit facilities. In addition, the covenants restrict our ability to incur additional indebtedness, issue preferred stock or pay dividends. As of December 31, 2015 and 2014, we did not have a balance outstanding under this line of credit.

Note 3—Operating Leases
We lease aircraft, all of our facilities at the airports we serve, office space and other equipment. These leases have varying terms and conditions, with some having early termination clauses which we determine to be the lease expiration date. The length of the lease depends upon the type of asset being leased, with the latest lease expiring in 2035. Total rental expense for all operating leases was $298 million in 2015, $298 million in 2014 and $295 million in 2013. As of December 31, 2015, we have approximately $34 million in assets that serve as collateral for letters of credit. These letters of credit relate to a certain number of our leases and are included in restricted cash.
As of December 31, 2015, 54 of the 215 aircraft in our fleet were leased under operating leases, with lease expiration dates ranging from 2016 to 2026. Five of the 54 aircraft operating leases have variable rate rent payments based on LIBOR. Leases for 46 of our aircraft can generally be renewed at rates based on fair market value at the end of the lease term for one or two years. We have purchase options for 45 of our aircraft leases at the end of their lease term. These purchase options are at fair market value and have a one-time option during the term at fixed amounts that were expected to approximate the fair market value at lease inception.
During 2015, we extended the lease on one Airbus A320 aircraft that was previously set to expire in 2016. This extension resulted in an additional $9 million of lease commitments through 2020. We did not extend any leases on our fleet during 2014. During 2013, we extended the leases on eight Airbus A320 aircraft that were previously set to expire in 2014. These extensions resulted in an additional $42 million of lease commitments through 2022. Our aircraft lease agreements contain termination provisions which include standard maintenance and return conditions. Our policy is to record these lease return conditions when they are probable and the costs can be estimated.
In the fourth quarter of 2015, we bought out the operating leases on six Airbus A320 aircraft for approximately $110 million.
Future minimum lease payments under noncancelable operating leases, including those described above, with initial or remaining terms in excess of one year at December 31, 2015, are as follows (in millions):

	Aircraft	Other	Total
2016	$83	$87	$170
2017	79	72	151
2018	77	66	143
2019	59	63	122
2020	53	56	109
Thereafter	163	445	608
Total minimum operating lease payments	$514	$789	$1,303

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the past we have entered into sale-leaseback arrangements with a third party lender for 45 of our operating aircraft. The sale-leasebacks occurred simultaneously with the delivery of the related aircraft to us from their manufacturers. Each sale-leaseback transaction was structured with a separate trust set up by the third party lender, the assets of which consist of the one aircraft initially transferred to it following the sale by us and the subsequent lease arrangement with us. Because of their limited capitalization and the potential need for additional financial support, these trusts are VIEs as defined in the Consolidations topic of the Codification and must be considered for consolidation in our financial statements. Our assessment of each trust considers both quantitative and qualitative factors, including whether we have the power to direct the activities and to what extent we participate in the sharing of benefits and losses of the trusts. JetBlue does not retain any equity interests in any of these trusts and our obligations to them are limited to the fixed rental payments we are required to make to them. These were approximately $465 million as of December 31, 2015 and are reflected in the future minimum lease payments in the table above. Our only interest in these entities is the purchase options to acquire the aircraft as specified above. Since there are no other arrangements, either implicit or explicit, between us and the individual trusts that would result in our absorbing additional variability from the trusts, we concluded we are not the primary beneficiary of these trusts. We account for these leases as operating leases, following the appropriate lease guidance as required by the Leases topic in the Codification.

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
Total costs incurred for the elements of the T5 Project were $637 million, of which $561 million is classified as Assets Constructed for Others and the remaining $76 million is classified as leasehold improvements in our consolidated balance sheets. Assets Constructed for Others are being amortized over the shorter of the 25 year non-cancelable lease term or their economic life. We recorded amortization expense of $23 million in 2015, 2014 and 2013, respectively. Our expenditure relating to T5i is approximately $207 million, of which approximately $17 million was incurred in 2015 and is classified as leasehold improvements in our consolidated balance sheets.
The PANYNJ has reimbursed us for the amounts currently included in Assets Constructed for Others. These reimbursements and related interest are reflected as Construction Obligation in our consolidated balance sheets. When the facility rents are paid they are treated as a debt service on the Construction Obligation, with the portion not relating to interest reducing the principal balance. Minimum estimated facility payments including escalations associated with the facility lease are estimated to be $40 million per year in 2016 through 2020 and $536 million thereafter. The portion of these scheduled payments serving to reduce the principal balance of the Construction Obligation is $15 million in 2016, $16 million in 2017, $17 million in 2018, $18 million in 2019 and $19 million in 2020. Payments could exceed these amounts depending on future enplanement levels at JFK. Scheduled facility payments representative of interest totaled $25 million in 2015, $26 million in 2014 and $27 million in 2013.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We sublease portions of T5 including space for concessionaires, the airspace lounge and the TSA facilities. Two of our airline commercial partners, Hawaiian Airlines and Aer Lingus, operate from this terminal and sublease facilities from us. Minimum lease payments due to us are subject to various escalation amounts through 2024. Future minimum lease payments due to us during each of the next five years are estimated to be $13 million in 2016, $14 million in 2017, $13 million in 2018, $6 million in 2019 and $3 million in 2020.

Note 5—Stockholders’ Equity
In September 2012, our Board of Directors authorized a share repurchase program for up to 25 million shares of common stock over a five year period. The repurchases may be commenced or suspended from time to time without prior notice. During 2013, we repurchased approximately 0.5 million shares of our common stock for approximately $3 million. During 2014, we repurchased approximately 1.6 million shares of our common stock for approximately $13 million.
On May 29, 2014, we entered into an accelerated share repurchase agreement, or ASR, with JP Morgan, or the 2014 ASR, paying $60 million for an initial delivery of approximately 5.1 million shares. The terms of the ASR concluded on September 9, 2014 with JP Morgan delivering approximately 0.4 million additional shares to JetBlue. A total of approximately 5.5 million shares was repurchased under the 2014 ASR, with an average price paid per share of $10.90.
On June 16, 2015, we entered into an ASR with Goldman, Sachs & Co., or the 2015 ASR, paying $150 million for an initial delivery of approximately 6.1 million shares. The terms of the ASR concluded on September 15, 2015 with Goldman, Sachs & Co. delivering approximately 0.7 million additional shares to JetBlue. A total of approximately 6.8 million shares was repurchased under the 2015 ASR, with an average price paid per share of $22.06.
The total shares purchased by JetBlue under the 2014 ASR and 2015 ASR were based on the volume weighted average prices of JetBlue's common stock during the terms of the respective agreements.
In September 2015, JetBlue entered into an agreement for the repurchase of up to 778,460 shares per day, structured pursuant to Rule 10b5-1 and 10b-18 under the Securities Exchange Act of 1934 as amended, with a maximum of 3 million shares to be repurchased. The repurchases commenced on October 30, 2015 and terminated on November 18, 2015 with 3 million shares repurchased for approximately $77 million. As of December 31, 2015, 3.5 million shares remain available for repurchase under the 2012 share repurchase program.
As of December 31, 2015, we had a total of 57.1 million shares of our common stock reserved for issuance. These shares primarily related to our equity incentive plans and our convertible debt. Refer to Note 7 for further details on our share-based compensation.
As of December 31, 2015, we had a total of 69.6 million shares of treasury stock, the majority of which relate to the return of borrowed shares under our share lending agreement. Morgan Staley terminated our share lending facility in January 2016 and returned the shares outstanding to us. Refer to Note 2 for further details on the share lending agreement. The treasury stock also includes shares that were repurchased under our share repurchase program.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Earnings Per Share
The following table shows how we computed basic and diluted earnings per common share for the years ended December 31 (dollars and share data in millions):

	2015	2014	2013
Numerator:
Net income	$677	$401	$168
Effect of dilutive securities:
Interest on convertible debt, net of income taxes and profit sharing	4	7	9
Net income applicable to common stockholders after assumed conversions for diluted earnings per share	$681	$408	$177
Denominator:
Weighted average shares outstanding for basic earnings per share	315.1	294.7	282.8
Effect of dilutive securities:
Employee stock options and restricted stock units	2.8	2.4	2.1
Convertible debt	26.9	46.2	58.6
Adjusted weighted average shares outstanding and assumed conversions for diluted earnings per share	344.8	343.3	343.5
Shares excluded from EPS calculation:
Shares issuable upon exercise of outstanding stock options or vesting of restricted stock units as assumed exercise would be antidilutive	—	6.9	13.8
As of December 31, 2015 and 2014, a total of approximately 1.4 million shares of our common stock, which were lent to our share borrower pursuant to the terms of our share lending agreement as described in Note 2, were issued and outstanding for corporate law purposes, but were returned during January 2016. Holders of the borrowed shares had all the rights of a holder of our common stock. However, because the share borrower had to return all borrowed shares to us, or identical shares or, in certain circumstances of default by the counterparty, the cash value thereof, the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings per share. The fair value of similar common shares not subject to our share lending arrangement based upon our closing stock price at December 31, 2015, was approximately $32 million.
As discussed in Note 2, during 2015 holders voluntarily converted approximately $68 million in principal amount of the 5.5% Series B convertible debentures. As a result, we issued 15.2 million shares of our common stock.
As discussed in Note 5, JetBlue entered into the 2014 ASR and 2015 ASR and purchased approximately 5.5 million and 6.8 million shares, respectively, for $60 million and $150 million, respectively based on the volume weighted average prices of JetBlue's common stock during the term of the ASR agreements.
As discussed in Note 5, JetBlue repurchased 3 million shares pursuant to Rule 10b5-1 and 10b-18 under the Securities Exchange Act of 1934 as amended, during the fourth quarter of 2015.

Note 7—Share-Based Compensation
We have various equity incentive plans under which we have granted stock awards to our eligible Crewmembers and members of our Board of Directors. These include the JetBlue Airways Corporation 2002 Stock Incentive Plan, and the Restated and Amended 2002 Stock Incentive Plan, or 2002 Plan, which were replaced by the JetBlue Airways Corporation 2011 Incentive Compensation Plan, or 2011 Plan. We additionally have an employee stock purchase plan which we refer to as the Crewmember Stock Purchase Plan, or CSPP, that is available to all eligible Crewmembers. Both the 2011 Plan and CSPP were amended in 2015 by shareholders at our annual meeting.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized stock-based compensation expense, which was approximately $17 million as of December 31, 2015, related to a total of 2.5 million unvested restricted stock units, or RSUs, performance stock units, or PSUs, and deferred stock units, or DSUs, under our 2011 Plan. We expect to recognize this stock-based compensation expense over a weighted average period of approximately one year.
The total stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013 was $20 million, $20 million, and $14 million, respectively.
2011 Incentive Compensation Plan
At our Annual Shareholders Meeting held on May 26, 2011, our shareholders approved the JetBlue Airways Corporation 2011 Incentive Compensation Plan. This replaced the Restated and Amended 2002 Stock Incentive Plan, or 2002 Plan, which was set to expire at the end of 2011. Upon inception, the 2011 Plan had 15.0 million shares of our common stock reserved for issuance. The 2011 Plan, by its terms, will terminate no later than May 2021. The Restricted Stock Units, or RSUs, vest in annual installments over three years which can be accelerated upon the occurrence of a change in control. Under this plan, we grant RSUs to certain Crewmembers and members of our Board of Directors. Our policy is to grant RSUs based on the market price of the underlying common stock on the date of grant. Under this plan we grant DSUs, to members of our Board of Directors and PSUs, to certain members of our executive leadership team.
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
At our Annual Shareholders Meeting held on May 21, 2015, our shareholders approved amendments to the 2011 Plan increasing the number of shares of Company common stock that remain available for issuance under the plan by 7.5 million.
Restricted Stock Units
The following is a summary of RSU activity under the 2011 Plan for the year ended December 31, 2015 (in millions except per share data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	3.8	$7.18
Granted	0.9	17.09
Vested	(1.9)	6.77
Forfeited	(0.3)	8.29
Nonvested at end of year	2.5	$10.94
The total intrinsic value, determined as of the date of vesting, for all RSUs that vested and converted to shares of common stock during the year ended December 31, 2015, 2014 and 2013 was $33 million, $23 million and $13 million, respectively. The weighted average grant-date fair value of share awards during the years ended December 31, 2015, 2014 and 2013 was $17.09, $8.62, and $6.08, respectively.
The vesting period for DSUs under the 2011 Plan is either one or three years of service. Once vested, shares are issued six months and one day following the Director’s departure from our Board of Directors.  During the years ended December 31, 2015, 2014 and 2013, we granted an nominal amount of DSUs, almost all of which remain outstanding at December 31, 2015. In 2015, 2014 and 2013, we granted a nominal amount of PSUs to members of our executive leadership team which are based upon certain performance criteria.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amended and Restated 2002 Stock Incentive Plan
The 2002 Plan included stock options issued during 1999 through 2001 under a previous plan as well as all options issued from 2002 through adoption of the 2011 Plan. It provided for incentive and non-qualified stock options and RSUs to be granted to certain Crewmembers and members of our Board of Directors. Additionally, it provided for DSUs to be granted to members of our Board of Directors. The 2002 Plan became effective following our initial public offering in April 2002. We began issuing RSUs in 2007 and DSUs in 2008. Prior to 2011, the DSUs vested immediately upon being granted. The RSUs vested in annual installments over three years which could be accelerated upon the occurrence of a change in control as defined in the 2002 Plan. Our policy to grant RSUs was based on the market price of the underlying common stock on the date of grant. No additional grants were made from this plan after the adoption of the 2011 Plan. As of December 31, 2014, there were no RSUs outstanding under the 2002 Plan.
Stock Options
All options issued under the 2002 Plan expire ten years from the date of grant, with the last options vesting in 2012. Our policy is to grant options with an exercise price equal to the market price of the underlying common stock on the date of grant.
The following is a summary of stock option activity for the year ended December 31, 2015 (in millions except per share data):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	6.0	$12.38
Exercised	(4.7)	12.63
Forfeited	—	—
Expired	—	—
Outstanding at end of year	1.3	$11.40
Vested at end of year	1.3	$11.40
The total intrinsic value, determined as of the date of exercise, of options exercised during the years ended December 31, 2015, 2014 and 2013 was $34 million, $5 million and less than $1 million, respectively. Total cash received from option exercises during the years ended December 31, 2015, 2014 and 2013 was $59 million, $22 million and less than $1 million, respectively. We have not granted any stock options since 2008 and those previously granted became fully expensed in 2012. Following shareholder approval of the 2011 Plan, we stopped granting new equity awards under the 2002 Plan
Crewmember Stock Purchase Plan
In May 2011, our shareholders approved the 2011 Crewmember Stock Purchase Plan, or the CSPP. At inception, the CSPP had 8.0 million shares of our common stock reserved for issuance. The CSPP, by its terms, will terminate no later than the last business day of April 2021.
At our Annual Shareholders Meeting held on May 21, 2015, our shareholders approved amendments to the CSPP increasing the number of shares of Company common stock that remain available for issuance under the plan by 15 million.
The CSPP has a series of six month offering periods, with a new offering period beginning on the first business day of May and November each year. Crewmembers can only join an offering period on the start date. Crewmembers may contribute up to 10% of their pay towards the purchase of common stock via payroll deductions. Purchase dates occur on the last business day of April and October each year.
Until April 2013, our CSPP was considered non-compensatory as the purchase price discount was 5% based upon the stock price on the date of purchase. The plan was amended and restated in May 2013 with the CSPP purchase price discount increasing to 15% based upon the stock price on the date of purchase. In accordance with the Compensation-Stock Compensation topic of the Codification, the CSPP no longer meets the non-compensatory definition as the terms of the plan are more favorable than those to all holders of the common stock. For all offering periods starting after May 1, 2013, the compensation cost relating to the discount is recognized over the offering period. The total expense recognized relating to the CSPP for the years ended December 31, 2015, 2014 and 2013 was approximately $5 million, $3 million and $2 million, respectively. Under this plan, crewmembers purchased 1.3 million, 2.3 million, and 1.6 million new shares for the years ended December 31, 2015, 2014 and 2013, respectively, at weighted average prices of $19.25, $8.04, and $6.20 per share, respectively.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Should we be acquired by merger or sale of substantially all of our assets or sale of more than 50% of our outstanding voting securities, all outstanding purchase rights will automatically be exercised immediately prior to the effective date of the acquisition at a price equal to 85% of the fair market value per share immediately prior to the acquisition.
Taxation
The Compensation-Stock Compensation topic of the Codification requires deferred taxes be recognized on temporary differences that arise with respect to stock-based compensation attributable to nonqualified stock options and awards. However, no tax benefit is recognized for stock-based compensation attributable to incentive stock options, or ISO, or CSPP shares until there is a disqualifying disposition, if any, for income tax purposes. A portion of our historical stock-based compensation was attributable to ISO and CSPP shares; therefore, our effective tax rate was subject to fluctuation.
LiveTV sale
In June 2014, we sold our subsidiary LiveTV and accelerated the vesting for all RSUs outstanding for LiveTV employees. The total expense recognized relating to this acceleration was less than $1 million.

Note 8—Income Taxes
The provision for income taxes consisted of the following for the years ended December 31 (in millions):

	2015	2014	2013
Deferred:
Federal	$351	$192	$95
State	26	20	12
Deferred income tax expense	377	212	107
Current:
Federal	20	2	—
State and other	23	8	4
Current income tax expense	43	10	4
Total income tax expense	$420	$222	$111
The effective tax rate on income before income taxes differed from the federal income tax statutory rate for the years ended December 31 for the following reasons (in millions):

	2015	2014	2013
Income tax expense at statutory rate	$384	$218	$98
Increase resulting from:
State income tax, net of federal benefit	28	18	9
Valuation Allowance, federal and state	—	(19)	—
Other, net	8	5	4
Total income tax expense	$420	$222	$111
Cash payments for income taxes were $42 million in 2015, $8 million in 2014 and $4 million in 2013. The net deferred taxes below include a current net deferred tax asset of $145 million and a long-term net deferred tax liability of $1.2 billion at December 31, 2015, and a current net deferred tax asset of $174 million and a long-term net deferred tax liability of $832 million at December 31, 2014.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of our deferred tax assets and liabilities as of December 31 are as follows (in millions):

	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$15	$152
Employee benefits	39	41
Deferred revenue/gains	104	102
Rent expense	33	30
Terminal 5 lease	36	32
Other	32	27
Financial derivative instruments	2	40
Deferred tax assets, net	261	424
Deferred tax liabilities:
Accelerated depreciation	(1,334)	(1,082)
Deferred tax liabilities, net	(1,334)	(1,082)
Net deferred tax liability	$(1,073)	$(658)
We have a U.S. Federal regular net operating loss ("NOL") carryforward of $65 million which begins to expire in 2033. This NOL includes an unrecorded tax benefit of approximately $9 million related to stock-based compensation that will be recorded in equity when, and to the extent, realized. Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to use its NOL carryforwards if it experiences an “ownership change.” As of December 31, 2015, our NOLs are not subject to such limitation; however, if an ownership change were to occur in the future, the ability to use our NOLs could be limited.
In evaluating the realizability of the deferred tax assets, we assess whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. We consider, among other things, the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which the related temporary differences will become deductible. We have concluded that no valuation allowance is required as of December 31, 2015.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follow (in millions):

	2015	2014	2013
Unrecognized tax benefits at January 1,	$16	$11	$13
Increases for tax positions taken during a prior period	—	2	—
Increases for tax positions taken during the period	6	4	2
Decreases for tax positions taken during a prior period	(1)	(1)	—
Decreases for settlement with tax authorities during the period	—	—	(4)
Unrecognized tax benefits December 31,	$21	$16	$11
Interest and penalties accrued on unrecognized tax benefits were not significant. If recognized, $15 million of the unrecognized tax benefits as of December 31, 2015 would impact our effective tax rate. We do not expect any significant change in the amount of the unrecognized tax benefits within the next twelve months. As a result of NOLs and statute of limitations in our major tax jurisdictions, years 2003 through 2014 remain subject to examination by the relevant tax authorities.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9—Employee Retirement Plan
We sponsor a retirement savings 401(k) defined contribution plan, or the Plan, covering all of our Crewmembers where we match 100% of our Crewmember contributions up to 5% of their eligible wages. The contributions vest over five years and are measured from a Crewmember’s hire date. Participants are immediately vested in their voluntary contributions.
Another component of the Plan is a Company discretionary contribution of 5% of eligible non-management Crewmember compensation, which we refer to as Retirement Plus. Retirement Plus contributions vest over three years and are measured from a Crewmember’s hire date. Our non-management Crewmembers are also eligible to receive profit sharing, calculated as 15% of adjusted pre-tax income before profit sharing and special items with the result reduced by Retirement Plus contributions. Eligible non-management employees may elect to have their profit sharing contributed directly to the Plan. Certain Federal Aviation Administration, or FAA-licensed Crewmembers, receive an additional contribution of 3% of eligible compensation, which we refer to as Retirement Advantage. Total 401(k) company match, Retirement Plus, profit sharing and Retirement Advantage expensed in for the years ended December 31, 2015, 2014 and 2013 were $256 million, $119 million and $94 million, respectively.

Note 10—Commitments
Flight Equipment Commitments
As of December 31, 2015, our firm aircraft orders consisted of 21 Airbus A321 aircraft, 25 Airbus A320 new engine option (neo) aircraft, 45 Airbus A321neo aircraft, 24 Embraer E190 aircraft and 10 spare engines scheduled for delivery through 2023. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $661 million in 2016, $742 million in 2017, $656 million in 2018, $1.0 billion in 2019, $1.4 billion in 2020 and $2.4 billion thereafter. We are scheduled to receive 10 new Airbus A321 aircraft in 2016. Dependent on market conditions, we anticipate paying cash for the 10 Airbus A321 aircraft scheduled for delivery in 2016.
In November 2014, we amended our purchase agreement with Airbus by deferring 13 Airbus A321 aircraft orders and eight Airbus A320 aircraft orders from 2016-2020 to 2020-2023. Of these deferrals, 10 Airbus A321 aircraft orders were converted to Airbus A321 new engine option (A321neo) orders and five Airbus A320neo aircraft orders were converted to Airbus A321neo aircraft orders. We additionally converted three Airbus A320 aircraft orders in 2016 to Airbus A321 aircraft orders. In October 2013, we amended our purchase agreements with both Embraer and Airbus. We deferred 24 Embraer E190 aircraft from 2014-2018 to 2020-2022. We converted eight existing Airbus A320 orders to Airbus A321 orders and ten Airbus A320neo orders to Airbus A321neo orders. We incrementally ordered 15 Airbus A321 aircraft for delivery between 2015 and 2017 and 20 Airbus A321neo aircraft for delivery between 2018 and 2020. In 2015, we entered into an agreement with Airbus to convert the configuration on six of our 10 A321 aircraft scheduled to be delivered in 2016 to our Mint configuration.
Other Commitments
We utilize several credit card processors to process our ticket sales. Our agreements with these processors do not contain covenants, but do generally allow the processor to withhold cash reserves to protect the processor from potential liability for tickets purchased, but not yet used for travel. While we currently do not have any collateral requirements related to our credit card processors, we may be required to issue collateral to our credit card processors, or other key vendors, in the future.
As of December 31, 2015, we had approximately $24 million pledged related to our workers compensation insurance policies and other business partner agreements, which will expire according to the terms of the related policies or agreements.
As part of the sale of LiveTV, refer to Note 16, a $3 million liability relating to Airfone was assigned to JetBlue under the purchase agreement. Separately, prior to the sale of LiveTV, JetBlue had an agreement with ViaSat Inc. through 2020 relating to in-flight broadband connectivity technology on our aircraft. That agreement stipulated a $20 million minimum commitment for the connectivity service and a $25 million minimum commitment for the related hardware and software purchases. As part of the sale of LiveTV, these commitments to ViaSat Inc. were assigned to LiveTV and JetBlue entered into two new service agreements with LiveTV pursuant to which LiveTV will provide in-flight entertainment and connectivity services to JetBlue for a minimum of seven years.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except for our pilots, our Crewmembers do not have third-party representation. In April 2014, JetBlue pilots elected to be solely represented by ALPA. The NMB certified ALPA as the representative body for JetBlue pilots and we are working with ALPA to reach our first collective bargaining agreement. We enter into individual employment agreements with each of our non-unionized FAA-licensed Crewmembers which include dispatchers, technicians and inspectors as well as air traffic controllers. Each employment agreement is for a term of five years and automatically renews for an additional five years unless either the Crewmember or we elect not to renew it by giving at least 90 days notice before the end of the relevant term. Pursuant to these agreements, these Crewmembers can only be terminated for cause. In the event of a downturn in our business that would require a reduction in work hours, we are obligated to pay these Crewmembers a guaranteed level of income and to continue their benefits if they do not obtain other aviation employment.

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
Under both aircraft leases with foreign lessors and aircraft and engine mortgages with foreign lenders, we have agreed to customary indemnities concerning withholding tax law changes. Under these contracts we are responsible, should withholding taxes be imposed, for paying such amount of additional rent or interest as is necessary to ensure that the lessor or lender still receives, after taxes, the rent stipulated in the lease or the interest stipulated under the loan. The term of these indemnities matches the length of the related lease up to 16 years.
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
Upon the sale of LiveTV to Thales in June 2014, refer to Note 16 for more information, we transferred certain contingencies to Thales. These included product warranties and LiveTV indemnities against any claims which may of been brought against its customers. These indemnities related to allegations of patent, trademark, copyright or license infringement as a result of the use of the LiveTV system.
Under a certain number of our operating lease agreements we are required to restore certain property or equipment to its original form upon expiration of the related agreement. We have recorded the estimated fair value of these retirement obligations of approximately $5 million as of December 31, 2015. This liability may increase over time.
We are unable to estimate the potential amount of future payments under the foregoing indemnities and agreements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Employment Agreement Dispute. In or around March 2010, attorneys representing a group of current and former pilots (the "Claimants") filed a Request for Mediation with the American Arbitration Association (the "AAA") concerning a dispute over the interpretation of a provision of their individual JetBlue Airways Corporation Employment Agreement for Pilots ("Employment Agreement").  In early July 2014, the AAA issued the arbitrator's Final Award, awarding 318 of the 972 Claimants a total of approximately $4.4 million, including interest, from which applicable tax withholdings must be further deducted. In January 2015, the New York State Supreme Court justice confirmed the arbitrator's Final Award and denied Claimants' motion to vacate the award. During the fourth quarter of 2015, JetBlue made payment of the Final Award confirmed by the Court.
Litigation Recovery. During 2015, JetBlue reached an agreement with respect to the settlement of a dispute. JetBlue recorded a benefit of $6.4 million related to this matter.

Note 12—Financial Derivative Instruments and Risk Management
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our current approach to fuel hedging is to enter into hedges on a discretionary basis without a specific target of hedge percentage needs. We view our hedge portfolio as a form of insurance to help mitigate the impact of price volatility and protect us against severe spikes in oil prices, when possible.
The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of December 31, 2015, related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

	Jet fuel swap agreements	Jet fuel collar agreements	Heating oil collar agreements	Total
First Quarter 2016	—%	—%	—%	—%
Second Quarter 2016	—%	—%	—%	—%
Third Quarter 2016	10%	—%	—%	10%
Fourth Quarter 2016	10%	—%	—%	10%
Interest rate swaps
The interest rate swap agreements we had outstanding as of December 31, 2015 effectively swap floating rate debt for fixed rate debt, taking advantage of lower borrowing rates in existence at the time of the hedge transaction as compared to the date our original debt instruments were executed. As of December 31, 2015, we had $16 million in notional debt outstanding related to these swaps, which cover certain interest payments through August 2016. The notional amount decreases over time to match scheduled repayments of the related debt. Refer to Note 2 for information on the debt outstanding related to these swap agreements.
All of our outstanding interest rate swap contracts qualify as cash flow hedges in accordance with the Derivatives and Hedging topic of the Codification. Since all of the critical terms of our swap agreements match the debt to which they pertain, there was no ineffectiveness relating to these interest rate swaps for the years ended December 31, 2015, 2014 or 2013, and all related unrealized losses were deferred in accumulated other comprehensive income. We recognized approximately $1 million, $1 million and $8 million in additional interest expense as the related interest payments were made during the years ended December 31, 2015, 2014 and 2013, respectively.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions).

	As of December 31,
	2015	2014
Fuel derivatives
Asset fair value recorded in prepaid expenses and other(1)	$—	$—
Liability fair value recorded in other accrued liabilities(1)	5	102
Longest remaining term (months)	12	12
Hedged volume (barrels, in thousands)	900	2,808
Estimated amount of existing losses expected to be reclassified into earnings in the next 12 months	4	102
Interest rate derivatives
Liability fair value recorded in other long term liabilities(2)	—	1
Estimated amount of existing losses expected to be reclassified into earnings in the next 12 months	—	1

	2015	2014	2013
Fuel derivatives
Hedge effectiveness losses recognized in aircraft fuel expense	$126	$30	$10
(Losses) gains on derivatives not qualifying for hedge accounting recognized in other expense	(1)	2	—
Hedge losses on derivatives recognized in comprehensive income	29	134	6
Percentage of actual consumption economically hedged	17%	20%	21%
Interest rate derivatives
Hedge losses on derivatives recognized in interest expense	1	1	8
Hedge gains on derivatives recognized in comprehensive income	—	—	1

(1)	Gross asset or liability of each contract prior to consideration of offsetting positions with each counterparty and prior to impact of collateral paid.

(2)	Gross liability prior to impact of collateral posted.
Any outstanding derivative instrument exposes us to credit loss in connection with our fuel contracts in the event of nonperformance by the counterparties to the agreements, but we do not expect any of our counterparties will fail to meet their obligations. The amount of such credit exposure is generally the fair value of our outstanding contracts for which we are in a liability position. To manage credit risks we select counterparties based on credit assessments, limit our overall exposure to any single counterparty and monitor the market position with each counterparty. Some of our agreements require cash deposits from either counterparty if market risk exposure exceeds a specified threshold amount.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The impact of offsetting derivative instruments is depicted below (in millions):

	Gross Amount of Recognized		Gross Amount of Cash Collateral	Net Amount Presented in Balance Sheet
	Assets	Liabilities	Offset	Assets	Liabilities
As of December 31, 2015
Fuel derivatives	$—	$5	$—	$—	$5
Interest rate derivatives	—	—	—	—	—
As of December 31, 2014
Fuel derivatives	$—	$102	$51	$—	$51
Interest rate derivatives	—	1	1	—	—

Note 13—Fair Value
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy (in millions):

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$147	$—	$—	$147
Available-for-sale investment securities	75	180	—	255
Aircraft fuel derivatives	—	—	—	—
	$222	$180	$—	$402
Liabilities
Aircraft fuel derivatives	—	5	—	5
Interest rate swap	—	—	—	—
	$—	$5	$—	$5

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$153	$—	$—	$153
Available-for-sale investment securities	—	125	—	125
Aircraft fuel derivatives	$—	$—	$—	$—
	$153	$125	$—	$278
Liabilities
Aircraft fuel derivatives	$—	$102	$—	$102
Interest rate swap	—	1	—	1
	$—	$103	$—	$103

The carrying values of all other financial instruments approximated their fair values at December 31, 2015 and 2014. Refer to Note 2 for fair value information related to our outstanding debt obligations as of December 31, 2015 and 2014.
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
Available-for-sale investment securities
Included in our available-for-sale investment securities are time deposits, commercial paper and treasury bills. The fair values of these instruments are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. We did not record any material gains or losses on these securities during the year ended December 31, 2015 or 2014.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest rate swaps
The fair values of our interest rate swaps are based on inputs received from the related counterparty, which are based on observable inputs for active swap indications in quoted markets for similar terms. Their fair values are determined using a market approach based on inputs that are readily available from public markets; therefore, they are classified as Level 2 inputs.

Note 14—Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting. A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the years ended December 31, 2015, 2014 and 2013 is as follows (in millions):

	Aircraft Fuel Derivatives(1)	Interest Rate Swaps(2)	Total
Balance of accumulated losses at December 31, 2012	(1)	(7)	(8)
Reclassifications into earnings (net of $7 of taxes)	6	5	11
Change in fair value (net of $(2) of taxes)	(4)	1	(3)
Balance of accumulated income (losses), at December 31, 2013	1	(1)	—
Reclassifications into earnings (net of $12 of taxes)	18	1	19
Change in fair value (net of $(52) of taxes)	(82)	—	(82)
Balance of accumulated losses, at December 31, 2014	$(63)	$—	$(63)
Reclassifications into earnings (net of $49 of taxes)	77	1	78
Change in fair value (net of $(11) of taxes)	(18)	—	(18)
Balance of accumulated losses, at December 31, 2015	(4)	1	(3)
(1) Reclassified to aircraft fuel expense
(2) Reclassified to interest expense

Note 15—Geographic Information
Under the Segment Reporting topic of the Codification, disclosures are required for operating segments that are regularly reviewed by chief operating decision makers. Air transportation services accounted for substantially all the Company’s operations in 2015, 2014 and 2013.
Operating revenues are allocated to geographic regions, as defined by the DOT, based upon the origination and destination of each flight segment. We currently serve 29 locations in the Caribbean and Latin American region, or Latin America as defined by the DOT. However, our management includes our three destinations in Puerto Rico and two destinations in the U.S. Virgin Islands in our Caribbean and Latin America allocation of revenues. Therefore, we have reflected these locations within the Caribbean and Latin America region in the table below. Operating revenues by geographic regions for the years ended December 31 are summarized below (in millions):

	2015	2014	2013
Domestic	$4,521	$4,093	$3,886
Caribbean & Latin America	1,895	1,724	1,555
Total	$6,416	$5,817	$5,441

Our tangible assets primarily consist of our fleet of aircraft, which is deployed system wide, with no individual aircraft dedicated to any specific route or region; therefore our assets do not require any allocation to a geographic area.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16—LiveTV
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
The total cash proceeds of $393 million reflect the agreed upon purchase price, net of purchase agreement adjustments including post-closing purchase price adjustments, which were finalized during the third quarter of 2014. The sale resulted in a pre-tax gain of approximately $241 million and is net of approximately $19 million in transaction costs. The gain on the sale has been reported as a separate line item in the consolidated statement of operations for the year ended December 31, 2014.
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
Following the close of the sales on June 10, 2014, and on September 25, 2014, the applicable LiveTV operations are no longer being consolidated as a subsidiary in JetBlue's consolidated financial statements. The effect of this reporting structure change is not material to the consolidated financial statements presented. LiveTV third party revenues in 2014 up to the date of sale were $30 million , compared to $72 million in 2013.
Deferred profit on hardware sales and advance deposits for future hardware sales were included in other accrued liabilities and other long term liabilities on our consolidated balance sheets depending on whether we expected to recognize it in the next 12 months or beyond. No deferred profit is recognized in our consolidated balance sheets as of December 31, 2015 or 2014. There is no net book value of equipment installed for other airlines in our consolidated balance sheets as of December 31, 2015 or 2014.
JetBlue expects to continue to be a significant customer of LiveTV. Concurrent with the LiveTV sale, the parties have entered into two agreements, each with seven year terms pursuant to which LiveTV continues to provide JetBlue with in-flight entertainment and onboard connectivity products and services.

Note 17—Quarterly Financial Data (Unaudited)
Quarterly results of operations for the years ended December 31, 2015 and 2014 are summarized below (in millions, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Operating revenues	$1,523	$1,612	$1,687	$1,594
Operating income	253	282	351	330
Net income	137	152	198	190
Basic earnings per share	$0.44	$0.48	$0.63	$0.60
Diluted earnings per share	$0.40	$0.44	$0.58	$0.56
2014(1)
Operating revenues	$1,349	$1,493	$1,529	$1,446
Operating income	41	141	164	169
Net income	4	230	79	88
Basic earnings per share	$0.01	$0.79	$0.27	$0.29
Diluted earnings per share	$0.01	$0.68	$0.24	$0.26

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ITEM 9.    CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure.  Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2015.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act).  Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.
Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2015. Ernst & Young LLP has issued their report which is included elsewhere herein.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2015, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Robin Hayes, age 49, is our Chief Executive Office and President. He was promoted to President on January 1, 2014 and Chief Executive Officer on February 16, 2015. He joined JetBlue after nineteen years at British Airways. In his last role at British Airways, Mr. Hayes served as Executive Vice President for The Americas and before that he served in a number of operational and commercial positions in the UK and Germany.
Mark D. Powers, age 62, is our Chief Financial Officer, a position he has held since April 2012. Mr. Powers joined us in July 2006 as Treasurer and Vice President, Corporate Finance. He was promoted to Senior Vice President, Treasurer in 2007. Prior to joining JetBlue, Mr. Powers was an independent advisor to several aviation-related companies and has held a number of positions in both the finance and legal departments of Continental Airlines, Northwest Airlines and General Electric's jet engine unit.
James Hnat, age 45, is our Executive Vice President Corporate Affairs, General Counsel and Secretary and has served in this capacity since April 2007. Previously, he served as our Senior Vice President, General Counsel and Assistant Secretary from March 2006, as General Counsel and Assistant Secretary from February 2003 to March 2006 and as Associate General Counsel from June 2001 to January 2003. Prior to joining JetBlue, Mr. Hnat worked as an attorney at Milbank, Tweed, Hadley & McCloy LLP, where he specialized in aircraft finance transactions and at Condon & Forsyth LLP where he specialized in airline defense litigation. Mr. Hnat is a member of the bar of New York and Massachusetts.
Marty St. George, age 52, is our Executive Vice President Commercial and Planning, a position he has held since February 2015 and is responsible for airline and network planning, marketing, sales and revenue. Prior to this appointment, Mr. St. George served as our Senior Vice President - Commercial. Mr. St. George joined JetBlue in July 2006 and has held several roles including Senior Vice President - Marketing and Commercial Strategy and Vice President - Planning. Prior to JetBlue, Mr. St. George held marketing and network planning roles at United Airlines and U.S. Airways.
Alexander Chatkewitz, age 51, is our Vice President and Chief Accounting Officer, a position he has held since December 2014. Prior to joining JetBlue, Mr. Chatkewitz worked at Philip Morris International, where he served as Vice President & Controller - Financial Reporting & Accounting Research since 2008. Prior to Phillip Morris, he served for a decade as Altria Group’s Vice President Assistant Controller - Financial Reporting & Consolidations. Mr. Chatkewitz also held positions at Marsh & McLennan Companies as well as the audit practice of Deliotte & Touche.
David Barger, age 58, was our Chief Executive Officer from May 2007 through February 15, 2015 and was our President from August 1998 to September 2007 and June 2009 to December 2013. Mr. Barger previously served as our Chief Operating Officer from August 1998 to March 2007. From 1992 to 1998, Mr. Barger served in various management position with Continental Airlines, including Vice President, Newark hub. He held various director level positions at Continental Airlines from 1988 to 1995. From 1982 to 1988, Mr. Barger served in various positions with New York Air, including Director of Stations.
The other information required by this Item will be included in and is incorporated herein by reference from our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our 2015 fiscal year, or our 2016 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item will be included in and is incorporated herein by reference from our 2016 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The table below provides information relating to our equity compensation plans, including individual compensation arrangements, under which our common stock is authorized for issuance as of December 31, 2015, as adjusted for stock splits:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	4,618,481	$10.75	30,763,780
Equity compensation plans not approved by security holders	—	—	—
Total	4,618,481	$10.75	30,763,780
Refer to Note 7 to our consolidated financial statements for further information regarding the material features of the above plans.
Other information required by this Item will be included in and is incorporated herein by reference from our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in and is incorporated herein by reference from our 2016 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in and is incorporated herein by reference from our 2016 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial statements:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2015 and December 31, 2014
Consolidated Statements of Operations — For the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income — For the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows — For the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Stockholders’ Equity — For the years ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements
2.	Financial Statement Schedules:
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-1
	Schedule II — Valuation of Qualifying Accounts and Reserves	S-2
	Quarterly Financial Data	S-3
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

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	February 17, 2016	By:	/s/ Alexander Chatkewitz
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

Signature	Capacity	Date

/S/ ROBIN HAYES	Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2016
Robin Hayes

/S/ MARK D. POWERS	Chief Financial Officer (Principal Financial Officer)	February 17, 2016
Mark D. Powers

/S/ ALEXANDER CHATKEWITZ	Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 17, 2016
Alexander Chatkewitz

/S/ JENS BISCHOF	Director	February 17, 2016
Jens Bischof *

/S/ PETER BONEPARTH	Director	February 17, 2016
Peter Boneparth *

/S/ DAVID CHECKETTS	Director	February 17, 2016
David Checketts *

/S/ VIRGINIA GAMBALE	Director	February 17, 2016
Virginia Gambale *

/S/ STEPHAN GEMKOW	Director	February 17, 2016
Stephan Gemkow *

/S/ ELLEN JEWETT	Director	February 17, 2016
Ellen Jewett *

/S/ STANLEY MCCHRYSTAL	Director	February 17, 2016
Stanley McChrystal *

/S/ JOEL PETERSON	Director	February 17, 2016
Joel Peterson *

/S/ FRANK SICA	Director	February 17, 2016
Frank Sica *

/S/ THOMAS WINKELMANN	Director	February 17, 2016
Thomas Winkelmann *

Exhibit Index

2.1
Membership Interest Purchase Agreement among Harris Corporation and Thales Avionics In-Flight Systems, LLC and In-Flight Liquidating, LLC and Glenn S. Latta and Jeffrey A. Frisco and Andreas de Greef and JetBlue Airways Corporation, dated as of September 9, 2002 relating to the interests in LiveTV, LLC—incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated September 27, 2002 (File No. 000-49728).

2.1(a)
Purchase agreement between JetBlue Airways Corporation and Thales Avionics, Inc., dated as of March 13, 2014—incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

2.1(b)
Amended and Restated Purchase Agreement between JetBlue Airways Corporation and Thales Holding Corporation, dated June 10, 2014—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

3.1
Amended and Restated Certificate of Incorporation of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 000-49728).

3.1(a)
Certificate of Amendment of Certificate of Incorporation, dated May 20, 2010—incorporated by reference to Exhibit 3.2(b) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 000-49728).

3.2	Amended and Restated Bylaws of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated February 16, 2016.

3.3
Certificate of Designation of Series A Participating Preferred Stock dated April 1, 2002—incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated July 10, 2003 (File No. 000-49728).

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

4.2(c)
Amendment No. 3, dated as of October 4, 2004, to Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K/A dated October 4, 2004 (File No. 000-49728).

4.2(d)
Amendment No. 4, dated as of June 22, 2006, to Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.19 to our Registration Statement on Form S-3 ARS, filed on June 30, 2006 (File No. 333-135545).

4.4	Summary of Rights to Purchase Series A Participating Preferred Stock—incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

4.5	Stockholder Rights Agreement—incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-49728).

4.5(a)
Amendment to the Stockholder Rights Agreement, dated as of January 17, 2008, by and between JetBlue Airways Corporation and Computershare Trust Company, N.A.—incorporated by reference to Exhibit 4.5(a) to our Current Report on Form 8-K dated January 23, 2008 (File No. 000-49728).

4.7
Form of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Certificate Series 2004-1G-1-O—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 24, 2004 (File No. 000-49728).

4.7(a)
Form of Three-Month LIBOR plus 0.420% JetBlue Airways Pass Through Certificate Series 2004-1G-2-O—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated March 24, 2004 (File No. 000-49728).

4.7(b)
Form of Three-Month LIBOR plus 4.250% JetBlue Airways Pass Through Certificate Series 2004-1C-O—incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated March 24, 2004 (File No. 000-49728).

4.7(c)
Pass Through Trust Agreement, dated as of March 24, 2004, between JetBlue Airways Corporation and Wilmington Trust Company, as Pass Through Trustee, made with respect to the formation of JetBlue Airways Pass Through Trust, Series 2004-1G-1-O and the issuance of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Trust, Series 2004-1G-1-O, Pass Through Certificates—incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated March 24, 2004 (File No. 000-49728) (1).

4.7(d)
Revolving Credit Agreement (2004-1G-1), dated as of March 24, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-1G-1 Pass Through Trust, as Borrower, and Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated March 24, 2004 (File No. 000-49728).

4.7(e)
Revolving Credit Agreement (2004-1G-2), dated as of March 24, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-1G-2 Pass Through Trust, as Borrower, and Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated March 24, 2004 (File No. 000-49728).

4.7(f)
Revolving Credit Agreement (2004-1C), dated as of March 24, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-1C Pass Through Trust, as Borrower, and Landesbank Hessen-Thüringen Girozentrale, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated March 24, 2004 (File No. 000-49728).

4.7(g)
Deposit Agreement (Class G-1), dated as of March 24, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated March 24, 2004 (File No. 000-49728).

4.7(h)
Deposit Agreement (Class G-2), dated as of March 24, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K dated March 24, 2004 (File No. 000-49728).

4.7(i)
Deposit Agreement (Class C), dated as of March 24, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K dated March 24, 2004 (File No. 000-49728).

4.7(j)
Escrow and Paying Agent Agreement (Class G-1), dated as of March 24, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Credit Lyonnais Securities (USA) Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-1G-1-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated March 24, 2004 (File No. 000-49728).

4.7(k)
Escrow and Paying Agent Agreement (Class G-2), dated as of March 24, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Credit Lyonnais Securities (USA) Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-1G-2-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated March 24, 2004 (File No. 000-49728).

4.7(l)
Escrow and Paying Agent Agreement (Class C), dated as of March 24, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Credit Lyonnais Securities (USA) Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-1C-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.13 to our Current Report on Form 8-K dated March 24, 2004 (File No. 000-49728).

4.7(m)
ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1G-1-O—incorporated by reference to Exhibit 4.14 to our Current Report on Form 8-K dated March 24, 2004 (File No. 000-49728) (2).

4.7(n)
Schedule to the ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1G-1-O—incorporated by reference to Exhibit 4.15 to our Current Report on Form 8-K dated March 24, 2004 (File No. 000-49728).

4.7(o)
Schedule to the ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services, Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1G-2-O—incorporated by reference to Exhibit 4.16 to our Current Report on Form 8-K dated March 24, 2004 (File No. 000-49728).

4.7(p)
Schedule to the ISDA Master Agreement, dated as of March 24, 2004, between Morgan Stanley Capital Services, Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-1C-O—incorporated by reference to Exhibit 4.17 to our Current Report on Form 8-K dated March 24, 2004 (File No. 000-49728).

4.7(q)
Class G-1 Above Cap Liquidity Facility Confirmation, dated March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.18 to our Current Report on Form 8-K dated March 24, 2004 (File No. 000-49728).

4.7(r)
Class G-2 Above Cap Liquidity Facility Confirmation, dated March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.19 to our Current Report on Form 8-K dated March 24, 2004 (File No. 000-49728).

4.7(s)
Class C Above Cap Liquidity Facility Confirmation, dated March 24, 2004, between Morgan Stanley Capital Services Inc., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.20 to our Current Report on Form 8-K dated March 24, 2004 (File No. 000-49728).

4.7(t)
Guarantee, dated March 24, 2004, of Morgan Stanley Capital Services Inc. with respect to the Class G-1 Above Cap Liquidity Facility—incorporated by reference to Exhibit 4.21 to our Current Report on Form 8-K dated March 24, 2004 (File No. 000-49728).

4.7(u)
Guarantee, dated March 24, 2004, of Morgan Stanley Capital Services Inc. with respect to the Class G-2 Above Cap Liquidity Facility—incorporated by reference to Exhibit 4.22 to our Current Report on Form 8-K dated March 24, 2004 (File No. 000-49728).

4.7(v)
Guarantee, dated March 24, 2004, of Morgan Stanley Capital Services Inc. with respect to the Class C Above Cap Liquidity Facility—incorporated by reference to Exhibit 4.23 to our Current Report on Form 8-K dated March 24, 2004 (File No. 000-49728).

4.7(w)
Insurance and Indemnity Agreement, dated as of March 24, 2004, among MBIA Insurance Corporation, as Policy Provider, JetBlue Airways Corporation and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.24 to our Current Report on Form 8-K dated March 24, 2004 (File No. 000-49728).

4.7(x)
MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated March 24, 2004, bearing Policy Number 43567(1) issued to Wilmington Trust Company, as Subordination Agent for the Class G-1 Certificates—incorporated by reference to Exhibit 4.25 to our Current Report on Form 8-K dated March 24, 2004 (File No. 000-49728).

4.7(y)
MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated March 24, 2004, bearing Policy Number 43567(2) issued to Wilmington Trust Company, as Subordination Agent for the Class G-2 Certificates—incorporated by reference to Exhibit 4.26 to our Current Report on Form 8-K dated March 24, 2004 (File No. 000-49728).

4.7(z)
Intercreditor Agreement, dated as of March 24, 2004, among Wilmington Trust Company, as Pass Through Trustee, Landesbank Hessen- Thüringen Girozentrale, as Primary Liquidity Provider, Morgan Stanley Capital Services, Inc., as Above-Cap Liquidity Provider, MBIA Insurance Corporation, as Policy Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.27 to our Current Report on Form 8-K dated March 24, 2004 (File No. 000-49728).

4.7(aa)
Note Purchase Agreement, dated as of March 24, 2004, among JetBlue Airways Corporation, Wilmington Trust Company, in its separate capacities as Pass Through Trustee, as Subordination Agent, as Escrow Agent and as Paying Agent—incorporated by reference to Exhibit 4.28 to our Current Report on Form 8-K dated March 24, 2004 (File No. 000-49728).

4.7(ab)
Form of Trust Indenture and Mortgage between JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, as Mortgagee—incorporated by reference to Exhibit 4.29 to our Current Report on Form 8-K dated March 24, 2004 (File No. 000-49728).

4.7(ac)
Form of Participation Agreement among JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, in its separate capacities as Mortgagee, as Pass Through Trustee and as Subordination Agent—incorporated by reference to Exhibit 4.30 to our Current Report on Form 8-K dated March 24, 2004 (File No. 000-49728).

4.8
Form of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Certificate Series 2004-2G-1-O, with attached form of Escrow Receipt—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 9, 2004 (File No. 000-49728).

4.8(a)
Form of Three-Month LIBOR plus 0.450% JetBlue Airways Pass Through Certificate Series 2004-2G-2-O, with attached form of Escrow Receipt—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated November 9, 2004 (File No. 000-49728).

4.8(b)
Form of Three-Month LIBOR plus 3.100% JetBlue Airways Pass Through Certificate Series 2004-2C-O, with attached form of Escrow Receipt—incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated November 9, 2004 (File No. 000-49728).

4.8(c)
Pass Through Trust Agreement, dated as of November 15, 2004, between JetBlue Airways Corporation and Wilmington Trust Company, as Pass Through Trustee, made with respect to the formation of JetBlue Airways Pass Through Trust, Series 2004-2G-1-O and the issuance of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Trust, Series 2004-2G-1-O, Pass Through Certificates—incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated November 9, 2004 (File No. 000-49728) (3).

4.8(d)
Revolving Credit Agreement (2004-2G-1), dated as of November 15, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-2G-1 Pass Through Trust, as Borrower, and Landesbank Baden-Württemberg, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated November 9, 2004 (File No. 000-49728).

4.8(e)
Revolving Credit Agreement (2004-2G-2), dated as of November 15, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-2G-2 Pass Through Trust, as Borrower, and Landesbank Baden-Württemberg, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated November 9, 2004 (File No. 000-49728).

4.8(f)
Revolving Credit Agreement (2004-2C), dated as of November 15, 2004, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the JetBlue Airways 2004-2C Pass Through Trust, as Borrower, and Landesbank Baden-Württemberg, as Primary Liquidity Provider—incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated November 9, 2004 (File No. 000-49728).

4.8(g)
Deposit Agreement (Class G-1), dated as of November 15, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated November 9, 2004 (File No. 000-49728).

4.8(h)
Deposit Agreement (Class G-2), dated as of November 15, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K dated November 9, 2004 (File No. 000-49728).

4.8(i)
Deposit Agreement (Class C), dated as of November 15, 2004, between Wilmington Trust Company, as Escrow Agent, and HSH Nordbank AG, New York Branch, as Depositary—incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K dated November 9, 2004 (File No. 000-49728).

4.8(j)
Escrow and Paying Agent Agreement (Class G-1), dated as of November 15, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and J.P. Morgan Securities, Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-2G-2-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated November 9, 2004 (File No. 000-49728).

4.8(k)
Escrow and Paying Agent Agreement (Class G-2), dated as of November 15, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and J.P. Morgan Securities, Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-2G-2-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated November 9, 2004 (File No. 000-49728).

4.8(l)
Escrow and Paying Agent Agreement (Class C), dated as of November 15, 2004, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and J.P. Morgan Securities, Inc., as Underwriters, Wilmington Trust Company, as Pass Through Trustee for and on behalf of JetBlue Airways Corporation Pass Through Trust 2004-2C-O, as Pass Through Trustee, and Wilmington Trust Company, as Paying Agent—incorporated by reference to Exhibit 4.13 to our Current Report on Form 8-K dated November 9, 2004 (File No. 000-49728).

4.8(m)
ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2G-1-O—incorporated by reference to Exhibit 4.14 to our Current Report on Form 8-K dated November 9, 2004 (File No. 000-49728) (4).

4.8(n)
Schedule to the ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2G-1-O—incorporated by reference to Exhibit 4.15 to our Current Report on Form 8-K dated November 9, 2004 (File No. 000-49728).

4.8(o)
Schedule to the ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2G-2-O—incorporated by reference to Exhibit 4.16 to our Current Report on Form 8-K dated November 9, 2004 (File No. 000-49728).

4.8(p)
Schedule to the ISDA Master Agreement, dated as of November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent for the JetBlue Airways Corporation Pass Through Trust 2004-2C-O—incorporated by reference to Exhibit 4.17 to our Current Report on Form 8-K dated November 9, 2004 (File No. 000-49728).

4.8(q)
Class G-1 Above Cap Liquidity Facility Confirmation, dated November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.18 to our Current Report on Form 8-K dated November 9, 2004 (File No. 000-49728).

4.8(r)
Class G-2 Above Cap Liquidity Facility Confirmation, dated November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.19 to our Current Report on Form 8-K dated November 9, 2004 (File No. 000-49728).

4.8(s)
Class C Above Cap Liquidity Facility Confirmation, dated November 15, 2004, between Citibank, N.A., as Above Cap Liquidity Facility Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.20 to our Current Report on Form 8-K dated November 9, 2004 (File No. 000-49728).

4.8(t)
Insurance and Indemnity Agreement, dated as of November 15, 2004, among MBIA Insurance Corporation, as Policy Provider, JetBlue Airways Corporation and Wilmington Trust Company, as Subordination Agent and Trustee—incorporated by reference to Exhibit 4.21 to our Current Report on Form 8-K dated November 9, 2004 (File No. 000-49728).

4.8(u)
MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated November 15, 2004, bearing Policy Number 45243 issued to Wilmington Trust Company, as Subordination Agent for the Class G-1 Certificates—incorporated by reference to Exhibit 4.22 to our Current Report on Form 8-K dated November 9, 2004 (File No. 000-49728).

4.8(v)
MBIA Insurance Corporation Financial Guaranty Insurance Policy, dated November 15, 2004, bearing Policy Number 45256 issued to Wilmington Trust Company, as Subordination Agent for the Class G-2 Certificates—incorporated by reference to Exhibit 4.23 to our Current Report on Form 8-K dated November 9, 2004 (File No. 000-49728).

4.8(w)
Intercreditor Agreement, dated as of November 15, 2004, among Wilmington Trust Company, as Pass Through Trustee, Landesbank Baden-Württemberg, as Primary Liquidity Provider, Citibank, N.A., as Above-Cap Liquidity Provider, MBIA Insurance Corporation, as Policy Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.24 to our Current Report on Form 8-K dated November 9, 2004 (File No. 000-49728).

4.8(x)
Note Purchase Agreement, dated as of November 15, 2004, among JetBlue Airways Corporation, Wilmington Trust Company, in its separate capacities as Pass Through Trustee, as Subordination Agent, as Escrow Agent and as Paying Agent—incorporated by reference to Exhibit 4.25 to our Current Report on Form 8-K dated November 9, 2004 (File No. 000-49728).

4.8(y)
Form of Trust Indenture and Mortgage between JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, as Mortgagee—incorporated by reference to Exhibit 4.26 to our Current Report on Form 8-K dated November 9, 2004 (File No. 000-49728).

4.8(z)
Form of Participation Agreement among JetBlue Airways Corporation, as Owner, and Wilmington Trust Company, in its separate capacities as Mortgagee, as Pass Through Trustee and as Subordination Agent—incorporated by reference to Exhibit 4.27 to our Current Report on Form 8-K dated November 9, 2004 (File No. 000-49728).

4.9
Indenture, dated as of March 16, 2005, between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee, relating to the Company’s debt securities—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 10, 2005 (File No. 000-49728).

4.9(b)
Second Supplemental Indenture to the Indenture filed as Exhibit 4.9 to this Report, dated as of June 4, 2008, between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee, relating to the Company’s 5.5% Convertible Debentures due 2038—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 5, 2008 (File No. 000-49728).

4.9(c)
Third Supplemental Indenture to the Indenture filed as Exhibit 4.9 to this Report, dated as of June 4, 2008, between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee, relating to the Company’s 5.5% Convertible Debentures due 2038—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated June 5, 2008 (File No. 000-49728).

4.10
Pass Through Trust Agreement, dated as of November 14, 2006, between JetBlue Airways Corporation and Wilmington Trust Company, as Pass Through Trustee, made with respect to the formation of JetBlue Airways (Spare Parts) G-1 Pass Through Trust, and the issuance of Three-Month LIBOR plus 0.230% JetBlue Airways (Spare Parts) G-1 Pass Through Certificate—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 14, 2006 (File No. 000-49728).

4.11
Stock Purchase Agreement, dated as of December 13, 2007, between JetBlue Airways Corporation and Deutsche Lufthansa AG—incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated December 13, 2007 (File No. 000-49728).

4.11(a)
Amendment No. 1, dated as of January 22, 2008, to the Stock Purchase Agreement, dated as of December 13, 2007, between JetBlue Airways Corporation and Deutsche Lufthansa AG—incorporated by reference to Exhibit 4.11(a) to our Current Report on Form 8-K dated January 23, 2008 (File No. 000-49728).

4.12
Registration Rights Agreement, dated as of January 22, 2008, by and between JetBlue Airways Corporation and Deutsche Lufthansa AG—incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated January 23, 2008 (File No. 000-49728).

4.13
Supplement Agreement, dated as of May 27, 2008, between JetBlue Airways Corporation and Deutsche Lufthansa AG—incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated May 28, 2008 (File No. 000-49728).

4.14
Second Supplemental Indenture dated as of June 4, 2008 between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee—incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on June 5, 2008 (File No. 000-49728).

4.15
Third Supplemental Indenture dated as of June 4, 2008 between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee—incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on June 5, 2008 (File No. 000-49728).

4.16
Form of Global Debenture—5.50% Convertible Debenture due 2038 (Series A) (included as part of Exhibit 4.1)—incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on June 5, 2008 (File No. 000-49728).

4.17
Form of Global Debenture—5.50% Convertible Debenture due 2038 (Series B) (included as part of Exhibit 4.2)—incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed on June 5, 2008 (File No. 000-49728).

4.18
Fourth Supplemental Indenture dated as of June 9, 2009 between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee—incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on June 9, 2009 (File No. 000-49728).

4.19
Fifth Supplemental Indenture dated as of June 9, 2009 between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee—incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on June 9, 2009 (File No. 000-49728).

4.20	Form of Global Debenture—6.75% Convertible Debenture due 2039 (Series A)—incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on June 9, 2009 (File No. 000-49728).

4.21	Form of Global Debenture—6.75% Convertible Debenture due 2039 (Series B)—incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on June 9, 2009 (File No. 000-49728).

4.22
Registration Rights Agreement, dated as of April 5, 2012, among JetBlue Airways Corporation, Deutsche Lufthansa AG and Lufthansa Malta Blues LP—incorporated by reference to Exhibit 4.22 to our Current Report on Form 8-K filed on April 5, 2012.

10.3**
V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, including Side Letters No. 1 through No. 3 and No. 5 through No. 9—incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

10.3(a)**
Side Letter No. 10 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated April 25, 2002—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-49728).

10.3(b)**
Side Letter No. 11 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated February 10, 2003—incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-49728).

10.3(c)**
Side Letter No. 12 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated March 24, 2003—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 000-49728).

10.3(d)**
Side Letter No. 13 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated April 23, 2003—incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated June 30, 2003 (File No. 000-49728).

10.3(e)**
Side Letter No. 14 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated October 3, 2003—incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-49728).

10.3(f)**
Side Letter No. 15 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated November 10, 2003—incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-49728).

10.3(g)**
Side Letter No. 16 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated February 20, 2004—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-49728).

10.3(h)**
Side Letter No. 17 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated June 11, 2004—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 000-49728).

10.3(i)**
Side Letter No. 18 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated November 19, 2004—incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 19, 2004 (File No. 000-49728).

10.3(j)**
Side Letter No. 19 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated July 21, 2005—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-49728).

10.3(k)**
Side Letter No. 20 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated July 6, 2006—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 000-49728).

10.3(l)**
Side Letter No. 21 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated January 30, 2007—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 000-49728).

10.3(m)**
Side Letter No. 22 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated March 27, 2007—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 000-49728).

10.3(n)**
Side Letter No. 23 to V2500 General Terms of Sale between IAE International Aero Engines AG and New Air Corporation, dated December 18, 2007—incorporated by reference to Exhibit 10.3(n) to our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007 (File No. 000-49728).

10.3(o)**
Side Letter No. 24 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated April 2, 2008—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 000-49728).

10.3(p)**
Side Letter No. 25 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated May 27, 2008—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 000-49728).

10.3(q)**
Side Letter No. 26 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated January 27, 2009—incorporated by reference to Exhibit 10.3(q) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 000-49728).

10.3(r)**
Side Letter No. 27 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated June 5, 2009–incorporated by reference to Exhibit 10.3(r) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 000-49728).

10.3(s)**
Side letter No. 28 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated August 31, 2010—incorporated by reference to Exhibit 10.3(s) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 000-49728).

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

10.3(w)**
Side letter No. 32 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated November 8, 2011—incorporated by reference to Exhibit 10.3(w) to our Annual Report on Form 10-K for the year ended December 31, 2011.

10.3(x)**
Side letter No. 33 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated December 1, 2011—incorporated by reference to Exhibit 10.3(x) to our Annual Report on Form 10-K for the year ended December 31, 2011.

10.3(y)**
Side letter No. 34 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated February 21, 2012—incorporated by reference to Exhibit 10.3(y) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.3(z)**
Side letter No. 35 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated March 15, 2012—incorporated by reference to Exhibit 10.3(z) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.3(aa)**
Side letter No. 36 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated May 1, 2012—incorporated by reference to Exhibit 10.3(aa) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.3(ab)**
Side letter No. 37 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated November 9, 2012—incorporated by reference to Exhibit 10.3(ab) to our Annual Report on Form 10-K for the year ended December 31, 2012.

10.3(ac)**
Side letter No. 38 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated October 2, 2013—incorporated by reference to Exhibit 10.3(ac) to our Annual Report on Form 10-K for the year ended December 31, 2014.

10.3(ad)**
Amendment No.1 to the V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated December 15, 2014—incorporated by reference to Exhibit 10.3(ad) to our Annual Report on Form 10-K for the year ended December 31, 2014.

10.3(ae)***	Amendment No. 2 to the V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated December 4, 2015.

10.4**
Amendment and Restated Agreement between JetBlue Airways Corporation and LiveTV, LLC, dated as of December 17, 2001, including Amendments No. 1, No. 2 and 3—incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

10.5**
GDL Patent License Agreement between Harris Corporation and LiveTV, LLC, dated as of September 2, 2002—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for quarter ended September 30, 2002 (File No. 000-49728).

10.15
Form of Director/Officer Indemnification Agreement—incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1, as amended (File No. 333-82576) and referenced as Exhibit 10.19 in our Current Report on Form 8-K dated February 12, 2008 (File No. 000-49728).

10.17**
Embraer-190 Purchase Agreement DCT-025/2003, dated June 9, 2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated June 30, 2003 (File No. 000-49728).

10.17(a)**
Amendment No. 1 to Purchase Agreement DCT-025/2003, dated as of July 8, 2005, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-49728).

10.17(b)**
Amendment No. 2 to Purchase Agreement DCT-025/2003, dated as of January 5, 2006, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.22(b) to our Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-49728).

10.17(c)**
Amendment No. 3 to Purchase Agreement DCT-025/2003, dated as of December 4, 2006, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.21(c) to our Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-49728).

10.17(d)**
Amendment No. 4 to Purchase Agreement DCT-025/2003, dated as of October 17, 2007, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.17(d) to our Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-49728).

10.17(e)**
Amendment No. 5 to Purchase Agreement DCT-025/2003, dated as of July 18, 2008, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 000-49728).

10.17(f)**
Amendment No. 6 to Purchase Agreement DCT-025/2003, dated as of February 17, 2009, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.17(f) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 000-49728).

10.17(g)**
Amendment No. 7 to Purchase Agreement DCT-025/2003, dated as of December 14, 2009, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.17(g) to our Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 000-49728).

10.17(h)**
Amendment No. 8 to Purchase Agreement DCT-025/2003, dated as of March 11, 2010, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.17(h) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 000-49728).

10.17(i)**
Amendment No. 9 to Purchase Agreement DCT-025/2003, dated as of May 24, 2010, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.17(i) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 000-49728).

10.17(j)**
Amendment No. 10 to Purchase Agreement DCT-025/2003, dated as of September 10, 2010, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.17(j) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 000-49728).

10.17(k)**
Amendment No. 11 to Purchase Agreement DCT-025/2003, dated as of October 20, 2011, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.17(k) to our Annual Report on Form 10-K for the year ended December 31, 2011.

10.17(l)**
Amendment No. 12 to Purchase Agreement DCT-025/2003, dated as of October 25, 2011, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.17(l) to our Annual Report on Form 10-K for the year ended December 31, 2011.

10.17(m)**
Amendment No. 13 to Purchase Agreement DCT-025/2003, dated as of July 20, 2012, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.17(m) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

10.17(n)**
Amendment No. 14 to Purchase Agreement DCT-025/2003, dated as of December 3, 2012, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.17(n) to our Annual Report on Form 10-K for the year ended December 31, 2012.

10.17(o)**
Amendment No. 15 to Purchase Agreement DCT-025/2003, dated as of December 19, 2012, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.17(m) to our Annual Report on Form 10-K for the year ended December 31, 2012.

10.17(p)**
Amendment No. 16 to Purchase Agreement DCT-025/2003, dated as of January 31, 2013 between Embraer S.A. (formerly known as Embraer - Empresa Brasileira de Aeronáutica S.A.) and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.17(p) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

10.17(q)**
Amendment 17 to Purchase Agreement DCT-025/2003, dated as of May 14, 2013 between Embraer S.A. (formerly known as Embraer—Empresa Brasileira de Aeronáutica S.A.) and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.17(q) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

10.17(r)**
Amendment 18 to Purchase Agreement DCT-025/2003, dated as of June 25, 2013 between Embraer S.A. (formerly known as Embraer—Empresa Brasileira de Aeronáutica S.A.) and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.17(r) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

10.17(s)**
Amendment No. 19 to Purchase Agreement DCT-025/2003, dated as of October 1, 2013 between Embraer S.A. (formerly known as Embraer—Empresa Brasileira de Aeronautica S.A.) and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.17(s) to our Annual Report on Form 10-K for the year ended December 31, 2013.

10.17(t)**
Amendment No. 20 to Purchase Agreement DCT-025/2003, dated as of October 24, 2013 between Embraer S.A. (formerly known as Embraer - Empresa Brasileira de Aeronáutica S.A.) and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.17(t) to our Annual Report on Form 10-K for the year ended December 31, 2013.

10.18**
Letter Agreement DCT-026/2003, dated June 9, 2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated June 30, 2003 (File No. 000-49728).

10.18(a)**
Amendment No. 1, dated as of July 8, 2005, to Letter Agreement DCT-026/2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-49728).

10.18(b)**
Amendment No. 2, dated as of January 5, 2006, to Letter Agreement DCT-026/2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.22(b) to our Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-49728).

10.18(c)**
Amendment No. 3, dated as of December 4, 2006, to Letter Agreement DCT-026/2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.22( c) to our Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-49728).

10.18(d)**
Amendment No. 4, dated as of October 17, 2007, to Letter Agreement DCT-026/2003, between Embraer-Empresa Brasileria de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.18(d) to our Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-49728).

10.18(e)**
Amendment No. 5 to Letter Agreement DCT-026/2003, dated as of March 6, 2008, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 000-49728).

10.18(f)**
Amendment No. 6 to Letter Agreement DCT-026/2003, dated as of July 18, 2008, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 000-49728).

10.18(g)**
Amendment No. 7 to Letter Agreement DCT-026/2003, dated as of February 17, 2009, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.18(g) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 000-49728).

10.18(h)**
Amendment No. 8 to Letter Agreement DCT-026/2003, dated as of December 14, 2009, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.18(h) to the Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 000-49728).

10.18(i)**
Amendment No. 9 to Letter Agreement DCT-026/2003, dated as of March 11, 2010, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.18(i) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 000-49728).

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

10.20
Agreement of Lease (Port Authority Lease No. AYD-350), dated November 22, 2005, between The Port Authority of New York and New Jersey and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-49728).

10.20(a)
Supplement No. 3 to Agreement of Lease, dated July 1, 2012 between The Port Authority of New York and New Jersey and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.20(a) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10.21*
Amended and Restated 2002 Stock Incentive Plan, dated November 7, 2007, and form of award agreement—incorporated by reference to Exhibit 10.21 to the Annual Report for Form 10-K for the year ended December 31, 2008 (File No. 000-49728).

10.22*
JetBlue Airways Corporation Executive Change in Control Severance Plan, dated as of June 28, 2007—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated June 28, 2007 (File No. 000-49728).

10.22(a)*	JetBlue Airways Corporation Severance Plan, dated May 22, 2014—incorporated by reference to Exhibit 10.3 to our Current Report on Form 10-Q for the quarter ended June 30, 2014.

10.23*
Employment Agreement, dated February 11, 2008, between JetBlue Airways Corporation and David Barger—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 000-49728).

10.23(a)*
Amendment to Employment Agreement, dated July 8, 2009, between JetBlue Airways Corporation and David Barger—incorporated by reference to Exhibit 10.23(a) to our Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 000-49728).

10.23(b)*
Amendment no. 2 to Employment Agreement, dated December 21, 2010, between JetBlue Airways Corporation and David Barger—incorporated by reference to Exhibit 10.23(b) to our Current Report on Form 8-K filed on December 22, 2010 (File No. 000-49728).

10.23(c)*
Amendment no. 3 to Employment Agreement, dated December [13], 2013, between JetBlue Airways Corporation and David Barger—incorporated by reference to Exhibit 10.23(c) to our Annual Report on Form 10-K for the year ended December 31, 2013.

10.25
Share Lending Agreement, dated as of May 29, 2008 between JetBlue Airways Corporation and Morgan Stanley Capital Services, Inc.—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 30, 2008 (File No. 000-49728).

10.26
Pledge and Escrow Agreement (Series A Debentures) dated as of June 4, 2008 among JetBlue Airways Corporation, Wilmington Trust Company, as Trustee, and Wilmington Trust Company, as Escrow Agent—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 5, 2008 (File No. 000-49728).

10.27
Pledge and Escrow Agreement (Series B Debentures) dated as of June 4, 2008 among JetBlue Airways Corporation, Wilmington Trust Company, as Trustee, and Wilmington Trust Company, as Escrow Agent—incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 5, 2008 (File No. 000-49728).

10.29
Option Letter Agreement, dated as of June 3, 2009, between JetBlue Airways Corporation and Deutsche Lufthansa AG—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 4, 2009 (File No. 000-49728).

10.30**
Sublease by and between JetBlue Airways Corporation and Metropolitan Life Insurance Company—incorporated by reference to Exhibit 10.30 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 000-49728).

10.31(a)*	Amended and Restated JetBlue Airways Corporation 2011 Incentive Compensation Plan—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

10.31(b)*
JetBlue Airways Corporation 2011 Incentive Compensation Plan forms of award agreement—incorporated by reference to Exhibit 10.31(b) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.31(c)*
JetBlue Airways Corporation 2011 Incentive Compensation Plan form of Performance Share Unit Award Agreement—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 12, 2013.

10.31(d)*
JetBlue Airways Corporation 2011 Incentive Compensation Plan forms of amended award agreement—incorporated by reference to Exhibit 10.31(d) to our Annual Report on Form 10-K for the year ended December 31, 2013.

10.31(e)*	Form of Performance Share Unit Award Agreement as amended—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

10.31(f)*
Amended and Restated JetBlue Airways Corporation 2011 Incentive Compensation Plan form of Restricted Stock Unit Award Agreement—incorporated by reference to Exhibit 10.2(a) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

10.31(g)*
Amended and Restated JetBlue Airways Corporation 2011 Incentive Compensation Plan form of Deferred Stock Unit Award Agreement—incorporated by reference to Exhibit 10.2(b) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

10.31(h)*
Amended and Restated JetBlue Airways Corporation 2011 Incentive Compensation Plan form of Performance Share Unit Agreement (2015)—incorporated by reference to Exhibit 10.2(c) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

10.33**
Airbus A320 Family Purchase Agreement, dated October 19, 2011, between Airbus S.A.S. and JetBlue Airways Corporation, including Letter Agreements 1-8, each dated as of same date—incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K for the year ended December 31, 2011.

10.33(a)**
Letter Agreement 9 to Airbus A320 Family Purchase Agreement, dated December 19, 2012, between Airbus S.A.S. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.33(a) to our Annual Report on Form 10-K for the year ended December 31, 2012.

10.33(b)**
Amendment No. 1 to Airbus A320 Family Purchase Agreement, dated as of October 25, 2013, between Airbus S.A.S. and JetBlue Airways Corporation, including Amended and Restated Letter Agreements 1, 2, 3 and 6, each dated as of the same date—incorporated by reference to Exhibit 10.33(b) to our Annual Report on Form 10-K for the year ended December 31, 2013.

10.33(c)**
Amendment No. 2 to Airbus A320 Family Purchase Agreement, dated as of November 19, 2014, between Airbus S.A.S. and JetBlue Airways Corporation, including Amended and Restated Letter Agreements 1 and 3, each dated as of the same date—incorporated by reference to Exhibit 10.33(c) to our Annual Report on Form 10-K for the year ended December 31, 2014.

10.34**
Letter Agreement dated as of July 23, 2015 between Airbus S.A.S. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

10.35*	JetBlue Airways Corporation 2011 Crewmember Stock Purchase Plan—incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K for the year ended December 31, 2011.

10.35(a)*	Amended and Restated JetBlue Airways Corporation 2011 Crewmember Stock Purchase Plan—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

10.36
Credit and Guarantee Agreement dated as of April 23, 2013 among JetBlue Airways Corporation, as Borrower, The Subsidiaries of the Borrower Party Hereto, as Guarantors, The Lenders Party Hereto, and Citibank, N.A., as Administrative Agent—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

10.36(a)
First Amendment to the Credit and Guaranty Agreement, dated as of November 3, 2014, among JetBlue Airways Corporation, as Borrower, the subsidiaries of JetBlue party thereto from time to time, as guarantors, the lenders party thereto from time to time and Citibank, N.A., as administrative agent—incorporated by reference to Exhibit 10.36(a) to our Annual Report on Form-10-K for the year ended December 31, 2014.

10.37
Slot and Gate Security Agreement dated as of April 23, 2013 between JetBlue Airways Corporation, as Grantor, and Citibank, N.A., as Administrative Agent—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

10.38**
Engine Services Agreement between JetBlue Airways Corporation and GE Engine Services, LLC, dated as of May 1, 2013—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

10.38(a)**
Amendment No. 1 to Engine Services Agreement between JetBlue Airways Corporation and GE Engine Services, LLC, dated as of December 23, 2014—incorporated by reference to Exhibit 10.38(a) to our Annual Report on Form 10-K for the year ended December 31, 2014.

10.39*
JetBlue Airways Corporation Retirement Plan, amended and restated effective as of January 1, 2014—incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2013.

10.40
JetBlue Airways Corporation Separation and General Release Agreement between JetBlue Airways Corporation and Robert Maruster, dated June 3, 2014—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

10.41*
Employment Agreement, dated February 12, 2015, between JetBlue Airways Corporation and Robin Hayes—incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31, 2014.

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
***
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been provided separately to the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the Commission.

(1)
Documents substantially identical in all material respects to the document filed as Exhibit 4.4 to our Current Report on Form 8-K dated March 24, 2004 (which exhibit relates to formation of JetBlue Airways Pass Through Trust, Series 2004-1G-1-O and the issuance of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Trust, Series 2004-1G-1-O, Pass Through Certificates) have been entered into with respect to formation of each of JetBlue Airways Pass Through Trusts, Series 2004-1G-2-O and Series 2004-1C-O and the issuance of each of Three-Month LIBOR plus 0.420% JetBlue Airways Pass Through Trust, Series 2004-1G-2-O and Three-Month LIBOR plus 4.250% JetBlue Airways Pass Through Trust, Series 2004-1C-O. Pursuant to Instruction 2 of Item 601 of Regulation S-K, Exhibit 99.1, incorporated by reference to our Current Report on Form 8-K dated March 24, 2004 (File No. 000-49728), sets forth the terms by which such substantially identical documents differ from Exhibit 4.7(c).

(2)
Documents substantially identical in all material respects to the document filed as Exhibit 4.14 our Current Report on Form 8-K dated March 24, 2004 (which exhibit relates to an above-cap liquidity facility provided on behalf of the JetBlue Airways Corporation Pass Through Trust 2004-1G-1-O) have been entered into with respect to the above-cap liquidity facilities provided on behalf of the JetBlue Airways Corporation Pass Through Trust 2004-1G-2-O and the JetBlue Airways Corporation Pass Through Trust 2004-1C-O. Pursuant to Instruction 2 of Item 601 of Regulation S-K, Exhibit 99.2, incorporated by reference to our Current Report on Form 8-K dated March 24, 2004 (File No. 000-49728), sets forth the terms by which such substantially identical documents differ from Exhibit 4.7(m).

(3)
Documents substantially identical in all material respects to the document filed as Exhibit 4.4 to our Current Report on Form 8-K dated November 9, 2004 (which exhibit relates to formation of JetBlue Airways Pass Through Trust, Series 2004-2G-1-O and the issuance of Three-Month LIBOR plus 0.375% JetBlue Airways Pass Through Trust, Series 2004-2G-1-O, Pass Through Certificates) have been entered into with respect to formation of each of the JetBlue Airways Pass Through Trusts, Series 2004-2G-2-O and Series 2004-2C-O and the issuance of each of Three-Month LIBOR plus 0.450% JetBlue Airways Pass Through Trust, Series 2004-2G-2-O and Three-Month LIBOR plus 3.100% JetBlue Airways Pass Through Trust, Series 2004-2C-O. Pursuant to Instruction 2 of Item 601 of Regulation S-K, Exhibit 99.1, incorporated by reference to our Current Report on Form 8-K dated November 9, 2004 (File No. 000-49728), sets forth the terms by which such substantially identical documents differ from Exhibit 4.8(c).

(4)
Documents substantially identical in all material respects to the document filed as Exhibit 4.14 to our Current Report on Form 8-K dated November 9, 2004 (which exhibit relates to an above-cap liquidity facility provided on behalf of the JetBlue Airways Corporation Pass Through Trust 2004-2G-1-O) have been entered into with respect to the above-cap liquidity facilities provided on behalf of the JetBlue Airways Corporation Pass Through Trust 2004-2G-2-O and the JetBlue Airways Corporation Pass Through Trust 2004-2C-O. Pursuant to Instruction 2 of Item 601 of Regulation S-K, Exhibit 99.2, incorporated by reference to our Current Report on Form 8-K dated November 9, 2004 (File No. 000-49728), sets forth the terms by which such substantially identical documents differ from Exhibit 4.8(m).

Financial Statement Schedule
Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
JetBlue Airways Corporation

We have audited the consolidated financial statements of JetBlue Airways Corporation as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015, and have issued our report thereon dated February 17, 2016 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(2) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York
February 17, 2016
S-1

JETBLUE AIRWAYS CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at beginning of period	Additions Charged to Costs and Expenses	Deductions		Balance at end of period
Year Ended December 31, 2015
Allowance for doubtful accounts	6	$4	$4	(1)	$6
Allowance for obsolete inventory parts	8	2	—	(2)	10
Total	$14	$6	$4		$16
Year Ended December 31, 2014
Allowance for doubtful accounts	$6	$3	$3	(1)	$6
Allowance for obsolete inventory parts	6	2	—	(2)	8
Valuation allowance for deferred tax assets	20	—	20	(3)	—
Total	$32	$5	$23		$14
Year Ended December 31, 2013
Allowance for doubtful accounts	$7	$3	$4	(1)	$6
Allowance for obsolete inventory parts	5	1	—	(2)	6
Valuation allowance for deferred tax assets	20	—	—	(3)	20
Total	$32	$5	$5		$32

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Inventory scrapped.

(3)	Attributable to recognition and write-off of deferred tax assets.

S-2