Form 10-Q
period 2016-03-31
JETBLUE AIRWAYS CORP
filed 2016-05-03
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐           No ☑
As of March 31, 2016, there were 322,154,732 shares outstanding of the registrant’s common stock, par value $.01.

JETBLUE AIRWAYS CORPORATION
FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited, in millions, except per share data)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$757	$318
Investment securities	530	558
Receivables, less allowance (2016-$6; 2015-$6)	145	136
Prepaid expenses and other	342	361
Total current assets	1,774	1,373
PROPERTY AND EQUIPMENT
Flight equipment	7,204	7,079
Predelivery deposits for flight equipment	172	171
Total flight equipment and predelivery deposits, gross	7,376	7,250
Less accumulated depreciation	1,637	1,573
Total flight equipment and predelivery deposits, net	5,739	5,677
Other property and equipment	895	868
Less accumulated depreciation	306	293
Total other property and equipment, net	589	575
Assets constructed for others	561	561
Less accumulated depreciation	167	161
Total assets constructed for others, net	394	400
Total property and equipment	6,722	6,652
OTHER ASSETS
Investment securities	—	49
Restricted cash	66	63
Other	500	507
Total other assets	566	619
TOTAL ASSETS	$9,062	$8,644

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited, in millions, except per share data)

	March 31, 2016	December 31, 2015
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$260	$205
Air traffic liability	1,157	1,053
Accrued salaries, wages and benefits	263	302
Other accrued liabilities	346	267
Current maturities of long-term debt and capital leases	448	448
Total current liabilities	2,474	2,275
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	1,332	1,379
CONSTRUCTION OBLIGATION	469	472
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	1,276	1,218
Other	97	90
Total deferred taxes and other liabilities	1,373	1,308
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 394 and 392 shares issued and 322 and 322 shares outstanding at March 31, 2016 and December 31, 2015, respectively	4	4
Treasury stock, at cost; 72 and 70 shares at March 31, 2016 and December 31, 2015, respectively	(379)	(366)
Additional paid-in capital	1,914	1,896
Retained earnings	1,878	1,679
Accumulated other comprehensive loss	(3)	(3)
Total stockholders’ equity	3,414	3,210
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,062	$8,644

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended March 31,
	2016	2015
OPERATING REVENUES
Passenger	$1,478	$1,408
Other	138	115
Total operating revenues	1,616	1,523
OPERATING EXPENSES
Aircraft fuel and related taxes	215	335
Salaries, wages and benefits	435	375
Landing fees and other rents	85	83
Depreciation and amortization	91	87
Aircraft rent	28	31
Sales and marketing	64	60
Maintenance materials and repairs	135	113
Other operating expenses	214	186
Total operating expenses	1,267	1,270
OPERATING INCOME	349	253
OTHER INCOME (EXPENSE)
Interest expense	(29)	(34)
Capitalized interest	2	2
Interest income and other	1	1
Total other income (expense)	(26)	(31)
INCOME BEFORE TAXES	323	222
Income tax expense	124	85
NET INCOME	$199	$137

EARNINGS PER COMMON SHARE:
Basic	$0.62	$0.44
Diluted	$0.59	$0.40

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended March 31,
	2016	2015
NET INCOME	$199	$137
Changes in fair value of derivative instruments, net of reclassifications into earnings (net of $0 and $8 of taxes in 2016 and 2015, respectively)	—	13
Total other comprehensive income	—	13
COMPREHENSIVE INCOME	$199	$150

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in millions)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$199	$137
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	57	62
Depreciation	79	67
Amortization	12	20
Stock-based compensation	7	5
(Gains) losses on sale of assets	—	(9)
Collateral returned for derivative instruments	—	20
Changes in certain operating assets and liabilities	230	224
Other, net	1	2
Net cash provided by operating activities	585	528
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(143)	(148)
Predelivery deposits for flight equipment	(23)	(20)
Purchase of held-to-maturity investments	—	(129)
Proceeds from the maturities of held-to-maturity investments	144	94
Purchase of available-for-sale securities	(118)	(55)
Proceeds from the sale of available-for-sale securities	50	20
Other, net	—	1
Net cash used in investing activities	(90)	(237)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	2	30
Proceeds from issuance of long-term debt	—	—
Repayment of long-term debt and capital lease obligations	(51)	(55)
Other, net	(7)	(8)
Net cash used in financing activities	(56)	(33)
INCREASE IN CASH AND CASH EQUIVALENTS	439	258
Cash and cash equivalents at beginning of period	318	341
Cash and cash equivalents at end of period	$757	$599

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1—Summary of Significant Accounting Policies
Basis of Presentation
JetBlue Airways Corporation, or JetBlue, provides air transportation services across the United States, the Caribbean and Latin America. Our condensed consolidated financial statements include the accounts of JetBlue and our subsidiaries which are collectively referred to as “we” or the “Company”. All majority-owned subsidiaries are consolidated on a line by line basis, with all intercompany transactions and balances being eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with our 2015 audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, or our 2015 Form 10-K.
These condensed consolidated financial statements are unaudited and have been prepared by us following the rules and regulations of the Securities and Exchange Commission, or the SEC. In our opinion they reflect all adjustments, including normal recurring items, that are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S., or GAAP, have been condensed or omitted as permitted by such rules and regulations; however, we believe that the disclosures are adequate to make the information presented not misleading. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for other interim periods or the entire fiscal year.
Investment securities
Investment securities consist of available-for-sale investment securities and held-to-maturity investment securities. We use a specific identification method to determine the cost of the securities when they are sold.
Held-to-maturity investment securities. The contractual maturities of the corporate bonds we held as of March 31, 2016 were not greater than 24 months. We did not record any significant gains or losses on these securities during the three months ended March 31, 2016 or 2015. The estimated fair value of these investments approximated their carrying value as of March 31, 2016 and December 31, 2015, respectively.
The carrying values of investment securities consisted of the following at March 31, 2016 and December 31, 2015 (in millions):

	March 31, 2016	December 31, 2015
Available-for-sale securities
Time deposits	$125	$125
Commercial paper	58	55
Treasury bills	140	75
Total available-for-sale securities	323	255
Held-to-maturity securities
Corporate bonds	$177	$322
Treasury notes	30	30
Total held-to-maturity securities	207	352
Total investment securities	$530	$607
Recent Accounting Pronouncements
During the first quarter of 2016, we adopted Accounting Standards Update, or ASU, 2015-03, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs topic of the FASB Codification, or Codification. ASU 2015-03 provides a simplified presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Upon adoption, the ASU requires retrospective application to all prior periods presented in the financial statements. The condensed consolidated balance sheet as of December 31, 2015 reflects retrospective application and includes our unamortized debt issuance costs of $16 million within long-term debt and capital lease obligations. Prior to adoption this amount was included within other long-term assets.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Also during the first quarter of 2016, we adopted ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement topic of the Codification, which provides guidance to clarify the customer's accounting for fees paid in a cloud computing arrangement. Customers cloud computing arrangements which include a software license should account for the software license consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. We adopted ASU 2015-05 prospectively and do not expect the amendments to have a significant impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under ASU 2016-02, a lessee will recognize liabilities for lease payments and right-of-use assets representing its right to use the underlying asset for the lease term. While we are still evaluating the full impact of adopting the amendments on our consolidated financial statements and disclosures, we have determined that it will impact our accounting for aircraft and other leases. The amendments are effective for fiscal years beginning after December 15, 2018 and includes interim periods within those fiscal years. Early adoption is permitted, and companies are required to use a modified retrospective approach at the earliest period presented.
The FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments apply to several aspects of accounting for stock-based compensation including the recognition of excess tax benefits and deficiencies and their related presentation in the statement of cash flows as well as accounting for forfeitures. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods and allows for prospective, retrospective or modified retrospective adoption, depending on the area covered in the update, with early adoption permitted. We are currently determining the transition method and assessing the impact the amendments may have on our financial condition, results of operations or cash flows as a result of adopting this standard.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers topic of the Codification, which supersedes existing revenue recognition guidance. Under the ASU 2014-09, a company will recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. The amendments allow for either full retrospective or modified retrospective adoption. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year to interim and annual reporting periods beginning after December 15, 2017 and permitted early adoption, but not prior to December 15, 2016. While we are still evaluating the full impact of adopting the amendments on our consolidated financial statements and disclosures, we have determined that it will impact our loyalty program accounting. The amendments will no longer allow us to use the incremental cost method when recording the financial impact of TrueBlue® points earned on JetBlue purchases and will require us to re-value our liability with a relative fair value approach.

Note 2—Long Term Debt, Short Term Borrowings, and Capital Lease Obligations
During the three months ended March 31, 2016, we made scheduled principal payments of $51 million on our outstanding long-term debt and capital lease obligations. As a result of scheduled principal payments, two aircraft became unencumbered.
Aircraft, engines, other equipment and facilities with a net book value of $2.9 billion at March 31, 2016 have been pledged as security under various loan agreements. As of March 31, 2016, we owned, free of encumbrance, 46 Airbus A320 aircraft, 19 Airbus A321 aircraft and 33 spare engines. At March 31, 2016, scheduled maturities of all of our long-term debt and capital lease obligations were $397 million for the remainder of 2016, $185 million in 2017, $193 million in 2018, $215 million in 2019, $179 million in 2020 and $611 million thereafter.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The carrying amounts and estimated fair values of our long-term debt at March 31, 2016 and December 31, 2015 were as follows (in millions):

	March 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Public Debt
Floating rate enhanced equipment notes:
Class G-1, due 2016	$15	$15	$16	$16
Class G-2, due 2016	185	184	185	184
Fixed rate special facility bonds, due through 2036	43	46	43	45
6.75% convertible debentures due in 2039	86	373	86	405
Non-Public Debt
Fixed rate enhanced equipment notes, due through 2023	$195	$208	$201	$209
Floating rate equipment notes, due through 2025	187	189	193	195
Fixed rate equipment notes, due through 2026	933	1,035	964	1,042
Total(1)	$1,644	$2,050	$1,688	$2,096
(1) Total excludes capital lease obligation of $150 million for March 31, 2016 and $155 million for December 31, 2015, and deferred financing costs of $14 million for March 31, 2016 and $16 million for December 31, 2015
The estimated fair values of our publicly held long-term debt are classified as Level 2 in the fair value hierarchy. The fair values of our enhanced equipment notes and our special facility bonds were based on quoted market prices in markets with low trading volumes. The fair value of our convertible debentures was based on other observable market inputs since they are not actively traded. The fair value of our non-public debt was estimated using a discounted cash flow analysis based on our borrowing rates for instruments with similar terms and therefore classified as Level 3 in the fair value hierarchy. The fair values of our other financial instruments approximate their carrying values. Refer to Note 7 for an explanation of the fair value hierarchy structure.
We have financed certain aircraft with Enhanced Equipment Trust Certificates (EETCs) as one of the benefits of this structure is being able to finance several aircraft at one time, rather than individually. The structure of EETC financing is that we create pass-through trusts in order to issue pass-through certificates. The proceeds from the issuance of these certificates are then used to purchase equipment notes which are issued by us and are secured by our aircraft. These trusts meet the definition of a variable interest entity, or VIE, as defined in the Consolidations topic of the Codification, and must be considered for consolidation in our condensed consolidated financial statements. Our assessment of our EETCs considers both quantitative and qualitative factors including the purpose for which these trusts were established and the nature of the risks in each. The main purpose of the trust structure is to enhance the credit worthiness of our debt obligation through certain bankruptcy protection provisions, liquidity facilities and lower our total borrowing cost. We concluded that we are not the primary beneficiary in these trusts because our involvement in them is limited to principal and interest payments on the related notes, the trusts were not set up to pass along variability created by credit risk to us and the likelihood of our defaulting on the notes. Therefore, we have not consolidated these trusts in our condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3—Earnings Per Share
The following table shows how we computed basic and diluted earnings per common share (in millions):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net Income	$199	$137
Effect of dilutive securities
Interest on convertible debt, net of income taxes and profit sharing	1	1
Net income applicable to common stockholders after assumed conversions for diluted earnings per share	$200	$138

Denominator:
Weighted average shares outstanding	321.6	310.2
Effect of dilutive securities:
Employee stock options, restricted stock units and stock purchase plan	2.3	3.2
Convertible debt	17.6	32.8
Adjusted weighted average shares outstanding and assumed conversions for diluted earnings per share	341.5	346.2
During the three months ended March 31, 2016 and 2015 there were no shares excluded from EPS upon assumed conversion of our convertible debt.

Note 4—Crewmember Retirement Plan and Profit Sharing
We sponsor a retirement savings 401(k) defined contribution plan, or the Plan, covering all of our employees, who we refer to as Crewmembers, where we match 100% of our Crewmembers' contributions up to 5% of their eligible wages. The contributions vest over five years and are measured from a Crewmember's hire date. Crewmembers are immediately vested in their voluntary contributions.
Another component of the Plan is a Company discretionary contribution of 5% of eligible non-management Crewmember compensation, which we refer to as Retirement Plus. Retirement Plus contributions vest over three years and are measured from a Crewmember's hire date. Our non-management Crewmembers are also eligible to receive profit sharing, calculated as 15% of adjusted pre-tax income before profit sharing and special items with the result reduced by Retirement Plus contributions. Eligible non-management employees may elect to have their profit sharing contributed directly to the Plan. Certain Federal Aviation Administration, or FAA-licensed Crewmembers, receive an additional contribution of 3% of eligible compensation, which we refer to as Retirement Advantage. Total 401(k) company match, Retirement Plus, profit sharing and Retirement Advantage expensed for the three months ended March 31, 2016 and 2015 was $81 million and $53 million, respectively.

Note 5—Commitments and Contingencies
Flight Equipment Commitments
As of March 31, 2016, our firm aircraft orders consisted of 19 Airbus A321 aircraft, 25 Airbus A320 new engine option (A320neo) aircraft, 45 Airbus A321neo aircraft, 24 EMBRAER 190 aircraft and 10 spare engines scheduled for delivery through 2023. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $523 million for the remainder of 2016, $801 million in 2017, $674 million in 2018, $1.0 billion in 2019, $1.4 billion in 2020 and $2.4 billion thereafter. We are scheduled to receive eight new Airbus A321 aircraft during the remainder of 2016.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other Commitments
As part of the 2014 sale of LiveTV, LLC, or LiveTV, formerly a wholly owned subsidiary of JetBlue, a $3 million liability relating to Airfone, a former subsidiary of LiveTV, was assigned to JetBlue under the purchase agreement. Separately, prior to the sale of LiveTV, JetBlue had an agreement with ViaSat Inc. through 2020 relating to in-flight broadband connectivity technology on our aircraft. That agreement stipulated a $20 million minimum commitment for the connectivity service and a $25 million minimum commitment for the related hardware and software purchases. As part of the sale of LiveTV, these commitments to ViaSat Inc. were assigned to LiveTV and JetBlue entered into two new service agreements with LiveTV pursuant to which LiveTV will provide in-flight entertainment and connectivity services to JetBlue for a minimum of seven years.
As of March 31, 2016, we had approximately $33 million in assets serving as collateral for letters of credit relating to a certain number of our leases. These are included in restricted cash and expire at the end of the related lease terms. Additionally, we had approximately $26 million pledged related to our workers compensation insurance policies and other business partner agreements which will expire according to the terms of the related policies or agreements.
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

Note 6—Financial Derivative Instruments and Risk Management
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of March 31, 2016 related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

	Jet fuel swap agreements	Jet fuel collar agreements	Heating oil collar agreements	Total
Second Quarter 2016	—%	—%	—%	—%
Third Quarter 2016(1)	10%	—%	—%	10%
Fourth Quarter 2016(1)	10%	—%	—%	10%
(1) During April 2016, we entered into additional fuel hedges which increased our approximate hedge percentages for the third and fourth quarters of 2016 to 20%. Also during April 2016, we entered into fuel hedges to hedge approximately 5% of our 2017 projected fuel requirements.
Interest rate swaps
The interest rate hedges we had outstanding as of March 31, 2016 effectively swap floating rate debt for fixed rate debt. They take advantage of lower borrowing rates in existence at the time of the hedge transaction as compared to the date our original debt instruments were executed. As of March 31, 2016, we had $15 million in notional debt outstanding related to these swaps, which cover certain interest payments through August 2016. The notional amount decreases over time to match scheduled repayments of the related debt.
All of our outstanding interest rate swap contracts qualify as cash flow hedges in accordance with the Derivatives and Hedging topic of the Codification. Since all of the critical terms of our swap agreements match the debt to which they pertain, there was no ineffectiveness relating to these interest rate swaps in 2016 or 2015. All related unrealized losses were deferred in accumulated other comprehensive loss. We did not recognize any material additional interest expense in the three months ended March 31, 2016 or 2015.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

	March 31, 2016	December 31, 2015
Fuel derivatives
Liability fair value recorded in other accrued liabilities(1)	5	5
Longest remaining term (months)	9	12
Hedged volume (barrels, in thousands)	900	900
Estimated amount of existing losses expected to be reclassified into earnings in the next 12 months	5	4
Interest rate derivatives
Liability fair value recorded in other long term liabilities(2)	—	—
Estimated amount of existing losses expected to be reclassified into earnings in the next 12 months	—	—

	Three Months Ended March 31,
	2016	2015
Fuel derivatives
Hedge effectiveness losses recognized in aircraft fuel expense	$—	$(35)
Gains on derivatives not qualifying for hedge accounting recognized in other expense	—	1
Hedge losses on derivatives recognized in comprehensive income	—	(14)
Percentage of actual consumption economically hedged	—	21%
Interest rate derivatives
Hedge losses on derivatives recognized in interest expense	$—	$—
Hedge gains on derivatives recognized in comprehensive income	—	—

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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The impact of offsetting derivative instruments is depicted below (in millions):

	Gross Amount of Recognized		Gross Amount of Cash Collateral	Net Amount Presented on Balance Sheet
	Assets	Liabilities	Offset	Assets	Liabilities
As of March 31, 2016
Fuel derivatives	$—	$5	$—	$—	$5
Interest rate derivatives	—	—	—	—	—
As of December 31, 2015
Fuel derivatives	$—	$5	$—	$—	$5
Interest rate derivatives	—	—	—	—	—

Note 7—Fair Value
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
The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of March 31, 2016 and December 31, 2015 (in millions):

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$638	$—	$—	$638
Available-for-sale investment securities	140	183	—	323
	$778	$183	$—	$961
Liabilities
Aircraft fuel derivatives	$—	$5	$—	$5
Interest rate swaps	—	—	—	—
	$—	$5	$—	$5

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$147	$—	$—	$147
Available-for-sale investment securities	75	180	—	255
	$222	$180	$—	$402
Liabilities
Aircraft fuel derivatives	$—	$5	$—	$5
Interest rate swaps	—	—	—	—
	$—	$5	$—	$5
Refer to Note 2 for fair value information related to our outstanding debt obligations as of March 31, 2016 and December 31, 2015.
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
Available-for-sale investment securities
Included in our available-for-sale investment securities are time deposits and commercial paper with maturities greater than 90 days but less than one year. The fair values of these instruments are based on observable inputs in non-active markets and are therefore classified as Level 2 in the hierarchy. We did not record any significant gains or losses on these securities during the three months ended March 31, 2016 and 2015.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8—Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting. A rollforward of the amounts included in the accumulated other comprehensive income (loss), net of taxes for the three months ended March 31, 2016 and March 31, 2015 are as follows (in millions):

	Aircraft Fuel Derivatives(1)	Interest Rate Swaps(2)	Total
Balance of accumulated losses at December 31, 2015	$(4)	$1	$(3)
Reclassifications into earnings (net of $0 of taxes)	—	—	—
Change in fair value (net of $0 of taxes)	—	—	—
Balance of accumulated losses at March 31, 2016	$(4)	$1	$(3)

Balance of accumulated losses at December 31, 2014	$(63)	$—	$(63)
Reclassifications into earnings (net of $13 of taxes)	22	—	22
Change in fair value (net of $(5) of taxes)	(9)	—	(9)
Balance of accumulated losses at March 31, 2015	$(50)	$—	$(50)
(1) Reclassified to aircraft fuel expense
(2) Reclassified to interest expense

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
First Quarter 2016 Highlights

•	We had a $93 million increase in revenue compared to the first quarter of 2015 due primarily to a 14.1% increase in capacity, partially offset by an 8.0% decrease in yield per passenger mile.

•	We generated $585 million in cash from operations for the three months ended March 31, 2016

•	Our operating margin increased by 5.0 points to 21.6%.

•	Our earnings per diluted share were $0.59.

•
Operating expense per available seat mile decreased by 12.6% to 9.73 cents, primarily due to a significant decline in aircraft fuel expenses. Excluding fuel and profit sharing, our cost per available seat mile(1) decreased by 3.6%.

•
Operating income reached $349 million, an increase of $96 million over the comparable period in 2015. This increase was principally driven by a reduction in aircraft fuel expenses and higher passenger revenue, partially offset by higher profit sharing.

•
We successfully launched our new domestic co-brand credit cards with Barclaycard® on the MasterCard® network offering four cards; The JetBlue Card, The JetBlue Plus Card, The JetBlue Business Card, and The JetBlue Rewards Card which is a conversion card for card holders under our prior co-brand agreement.

Balance Sheet
We ended the first quarter of 2016 with unrestricted cash, cash equivalents and short-term investments of $1.3 billion and undrawn lines of credit of approximately $600 million. Our unrestricted cash, cash equivalents and short-term investments is approximately 20% of trailing twelve months revenue. We increased the number of unencumbered aircraft by four during the quarter by using cash on hand to pay for our two deliveries and through scheduled payments of principal balances on two other aircraft. We have 65 unencumbered aircraft and 33 unencumbered spare engines as of March 31, 2016.
Network
As part of our ongoing network initiatives and route optimization efforts, we continued to make schedule and frequency adjustments throughout the first quarter of 2016; we reduced our capacity in Bogota, Colombia and San Juan, Puerto Rico during the summer to allocate that capacity to domestic markets.
Between now and 2018, we expect to expand our Mint service to include year-round service between New York and Los Angeles, San Francisco, Las Vegas, San Diego, Seattle, and Barbados. Seasonally, we plan to offer Mint service from New York on Saturdays to Aruba, St. Lucia and St. Maarten. From Boston, we expect to offer year-round Mint service to Los Angeles, San Francisco, San Diego, and Seattle, with seasonal service on Saturdays to Aruba and Barbados. Our planned Mint expansion includes an additional focus city, Fort Lauderdale-Hollywood, with year-round service to Los Angeles and San Francisco. To support our planned expanded Mint service, we converted nine of our 10 Airbus A321 deliveries scheduled for 2017 to our Mint configuration.
Outlook for 2016
For the second quarter of 2016, cost per available seat mile, excluding fuel and profit sharing(1) is expected to change between negative 0.5% and positive 1.5% over the comparable 2015 period. In addition, we expect operating capacity to increase between 9.5% and 11.5% over the comparable 2015 period.
For the full year 2016, we expect our operating capacity to increase between 8.5% and 10.5% over full year 2015 with the addition of 10 Airbus A321 aircraft to our operating fleet during the remainder of the year. We expect our cost per available seat mile, excluding fuel and profit sharing(1), for the full year 2016 to increase between 0% and 1.5% over full year 2015.

(1) Refer to our "Regulation G Reconciliation" note below for more information on this non-GAAP measure.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2016 vs. 2015
Overview
We reported net income of $199 million, an operating income of $349 million and an operating margin of 21.6% for the three months ended March 31, 2016. This compares to net income of $137 million, an operating income of $253 million and an operating margin of 16.6% for the three months ended March 31, 2015. Diluted earnings per share were $0.59 for the first quarter of 2016 compared to $0.40 for the same period in 2015.
Approximately 80% of our operations reside in the heavily populated northeast corridor of the U.S., which includes the New York and Boston metropolitan areas. During the first three months of 2015, a series of winter storms impacted this area, with Boston's Logan Airport experiencing record breaking snowfall totals. We estimate that winter storms reduced our operating income by approximately $10 million in the first quarter of 2015.
On-time performance, as defined by the Department of Transportation, or DOT, is arrival within 14 minutes of scheduled arrival. In the first quarter of 2016, our systemwide on-time performance was 73.3% compared to 71.8% for the same period in 2015. Our on-time performance remains challenged by our concentration of operations in the northeast of the U.S., one of the world's most congested airspaces. Our completion factor was 97.9% in the first quarter of 2016 and 96.1% in the same period in 2015.
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Three Months Ended March 31,		Year-over-Year Change
	2016	2015	$	%
Passenger revenue	$1,478	$1,408	$70	4.9
Other revenue	138	115	23	20.0
Total operating revenues	$1,616	$1,523	$93	6.1

Average Fare	$162.06	$173.96	$(11.9)	(6.8)
Yield per passenger mile (cents)	13.46	14.64	(1.17)	(8.0)
Passenger revenue per ASM (cents)	11.35	12.33	(0.98)	(8.0)
Operating revenue per ASM (cents)	12.41	13.34	(0.93)	(7.0)
Average stage length (miles)	1,109	1,097	12	1.1
Revenue passengers (thousands)	9,119	8,095	1,024	12.6
Revenue passenger miles (millions)	10,976	9,622	1,354	14.1
Available Seat Miles (ASMs) (millions)	13,029	11,419	1,610	14.1
Load Factor	84.2%	84.3%		(0.1)	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue as well as revenue from our ancillary product offerings such as EvenMore™ Space. The increase in passenger revenue of $70 million, or 4.9%, for the three months ended March 31, 2016, compared to the same period in 2015, was primarily attributable to a 12.6% increase in revenue passengers, partially offset by a 6.8% decrease in average fare. The increase in other revenue of $23 million, or 20.0%, for the three months ended March 31, 2016, compared to the same period in 2015, was primarily attributable to Fare Options bag fees which started during the second quarter of 2015.

Operating Expenses
In detail, our operating costs per available seat mile, or ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Three Months Ended March 31,		Year-over-Year Change		Cents per ASM
	2016	2015	$	%	2016	2015	% Change
Aircraft fuel and related taxes	$215	$335	$(120)	(35.8)%	1.65	2.94	(43.8)%
Salaries, wages and benefits	435	375	60	16.1	3.35	3.28	1.7
Landing fees and other rents	85	83	2	1.9	0.66	0.73	(10.7)
Depreciation and amortization	91	87	4	4.7	0.70	0.76	(8.3)
Aircraft rent	28	31	(3)	(10.0)	0.21	0.27	(21.1)
Sales and marketing	64	60	4	6.5	0.49	0.53	(6.7)
Maintenance materials and repairs	135	113	22	18.8	1.03	0.99	4.1
Other operating expenses	214	186	28	15.7	1.64	1.63	1.4
Total operating expenses	$1,267	$1,270	$(3)	(0.2)%	9.73	11.13	(12.6)%
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes decreased by $120 million, or 35.8%, for the three months ended March 31, 2016 compared to the same period in 2015. The average fuel price for the first quarter 2016 decreased by 43.1% to $1.17 per gallon. Losses upon settlement of effective fuel hedges included in Aircraft fuel and related taxes during the first quarter of 2015 were $35 million. This was partially offset by an increase of 12.7%, or 20 million gallons, in our fuel consumption and a 5.7% increase in the average number of aircraft operating during the first quarter 2016 as compared to the same period in 2015.
Salaries, Wages and Benefits
Salaries, wages and benefits increased $60 million, or 16.1%, for the three months ended March 31, 2016 compared to the same period in 2015. It was our largest expense for the quarter, representing approximately 34% of our total operating expenses. The primary drivers were an increase in profit sharing which is based on adjusted pre-tax income as well as additional headcount.
Maintenance Materials and Repairs
Maintenance materials and repairs increased $22 million, or 18.8%, for the three months ended March 31, 2016 compared to the same period in 2015, primarily driven by increased flight hours on our engine flight-hour based maintenance repair agreements and by the number of airframe heavy maintenance repairs.
Other Operating Expenses
Other operating expenses increased $28 million, or 15.7%, for the three months ended March 31, 2016 compared to the same period in 2015, primarily due to an increase in airport and technology services and passenger on-board supplies resulting from an increased number of passengers flown. Other operating expenses for the three months ended March 31, 2015 includes a $9 million gain related to an insurance recovery for a damaged engine.

(1) Refer to our "Regulation G Reconciliation" note below for more information on this non-GAAP measure.

The following table sets forth our operating statistics for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Year-over-Year Change
(percent changes based on unrounded numbers)	2016	2015	%
Operational Statistics
Revenue passengers (thousands)	9,119	8,095	12.6
Revenue passenger miles (RPMs) (millions)	10,976	9,622	14.1
Available seat miles (ASMs) (millions)	13,029	11,419	14.1
Load factor	84.2%	84.3%	(0.1)	pts
Aircraft utilization (hours per day)	12.1	11.7	3.4

Average fare	$162.06	$173.96	(6.8)
Yield per passenger mile (cents)	13.46	14.64	(8.0)
Passenger revenue per ASM (cents)	11.35	12.33	(8.0)
Operating revenue per ASM (cents)	12.41	13.34	(7.0)
Operating expense per ASM (cents)	9.73	11.13	(12.6)
Operating expense per ASM, excluding fuel and related taxes (cents)	8.08	8.19	(1.4)
Operating expense per ASM, excluding fuel, profit sharing and related taxes (cents)(1)	7.67	7.95	(3.6)

Departures	81,239	73,823	10.0
Average stage length (miles)	1,109	1,097	1.1
Average number of operating aircraft during period	215.4	203.9	5.7
Average fuel cost per gallon, including fuel taxes	$1.17	$2.06	(43.1)
Fuel gallons consumed (millions)	183	163	12.7
Average number of full-time equivalent employees	15,204	14,048	8.2
(1) Refer to our “Regulation G Reconciliation” note below for more information on this non-GAAP measure.
Although we experienced revenue growth throughout 2015 as well as in the first three months of 2016, this trend may not continue. Except for the uncertainty related to the direction of fuel prices, we expect our expenses to continue to increase as we acquire additional aircraft, as our fleet ages and as we expand the frequency of flights in existing markets as well as enter into new markets. In addition, we expect our operating results to significantly fluctuate from quarter-to-quarter in the future as a result of various factors, many of which are outside of our control. Consequently, we believe quarter-to-quarter comparisons of our operating results may not necessarily be meaningful; you should not rely on our results for any one quarter as an indication of our future performance.
LIQUIDITY AND CAPITAL RESOURCES
The airline business is capital intensive. Our ability to successfully execute our growth plans is largely dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business depends on maintaining sufficient liquidity. We believe we have adequate resources from a combination of cash and cash equivalents, investment securities on hand and two available lines of credit. Additionally, as of March 31, 2016, we had 65 unencumbered aircraft and 33 unencumbered spare engines which we believe could be an additional source of liquidity, if necessary.
We believe a healthy liquidity position is crucial to our ability to weather any part of the economic cycle while continuing to execute on our plans for profitable growth and increased returns. Our goal is to continue to be diligent with our liquidity, maintaining financial flexibility and allowing for prudent capital spending.
At March 31, 2016, we had unrestricted cash and cash equivalents of $757 million and short-term investments of $530 million. We believe our current level of unrestricted cash, cash equivalents and short-term investments of approximately 20% of trailing twelve months revenue, combined with our available lines of credit and portfolio of unencumbered assets provides us with a strong liquidity position and the potential for higher returns on cash deployment.

Analysis of Cash Flows
Operating Activities
We rely primarily on operating cash flows to provide working capital for current and future operations. Cash flows from operating activities were $585 million and $528 million for the three months ended March 31, 2016 and 2015, respectively. Higher earnings, principally driven by a reduction in aircraft fuel expenses and higher passenger revenue, partially offset by higher profit sharing, contributed to our growth in operating cash flows.
Investing Activities
During the three months ended March 31, 2016, capital expenditures related to our purchase of flight equipment included $84 million related to the purchase of two Airbus A321 aircraft, $25 million in work-in-progress relating to flight equipment, $23 million for flight equipment deposits, and $3 million for spare part purchases. Other property and equipment capital expenditures also included ground equipment purchases and facilities improvements for $31 million. Investing activities also included the net proceeds of $76 million from investment securities.
During the three months ended March 31, 2015, capital expenditures related to our purchase of flight equipment included $82 million related to the purchase of two Airbus A321 aircraft, $20 million for flight equipment deposits, $18 million in work-in-progress relating to flight equipment, and $7 million for spare part purchases. Other property and equipment capital expenditures also included ground equipment purchases and facilities improvements for $41 million. Investing activities also included the net purchase of $70 million of investment securities.
Financing Activities
Financing activities for the three months ended March 31, 2016 primarily consisted of the scheduled maturities of $51 million relating to debt and capital lease obligations.
Financing activities for the three months ended March 31, 2015 consisted of the scheduled repayment of $55 million relating to debt and capital lease obligations, partially offset by $30 million in proceeds from the issuance of stock related to share-based compensation.
Working Capital
We had a working capital deficit of $700 million and $902 million at March 31, 2016 and December 31, 2015, respectively. Working capital deficits can be customary in the airline industry because air traffic liability is classified as a current liability. Our working capital deficit decreased by $202 million due to several factors, primarily due to an overall increase in our cash balances.
We expect to meet our obligations as they become due through available cash, investment securities and internally generated funds, supplemented as necessary by financing activities which may be available to us. We expect to generate positive working capital through our operations. However, we cannot predict what the effect on our business might be from the extremely competitive environment we operate in or from events beyond our control, such as volatile fuel prices, economic conditions, weather-related disruptions, airport infrastructure challenges, the spread of infectious diseases, the impact of other airline bankruptcies, restructurings or consolidations, U.S. military actions or acts of terrorism. We believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.
Our scheduled debt maturities are expected to peak at $444 million for the full year 2016. As part of our efforts to effectively manage our balance sheet and improve Return on Invested Capital, or ROIC, we expect to continue to actively manage our debt balances. Our approach to debt management includes managing the mix of fixed and floating rate debt, annual maturities of debt and the weighted average cost of debt. We intend to continue to opportunistically pre-pay outstanding debt when market conditions and terms are favorable as well as when excess liquidity is available. Additionally, our unencumbered assets allow some flexibility in managing our cost of debt and capital requirements.

Contractual Obligations
Our noncancelable contractual obligations at March 31, 2016, include the following (in millions):

	Payments due in
	Total	2016	2017	2018	2019	2020	Thereafter
Debt and capital lease obligations(1)	$2,088	$452	$245	$242	$254	$208	$687
Lease commitments	1,390	132	165	158	133	119	683
Flight equipment purchase obligations	6,841	523	801	674	1,038	1,368	2,437
Other obligations(2)	3,594	637	580	598	570	386	823
Total	$13,913	$1,744	$1,791	$1,672	$1,995	$2,081	$4,630
(1) Includes actual interest and estimated interest for floating-rate debt based on March 31, 2016 rates
(2) Amounts include noncancelable commitments for the purchase of goods and services
As of March 31, 2016, we believe we are in compliance with the covenants of our debt and lease agreements. We have approximately $33 million of restricted cash pledged under standby letters of credit related to certain leases that will expire at the end of the related lease terms.
As of March 31, 2016, we operated a fleet of 27 Airbus A321 aircraft, 130 Airbus A320 aircraft and 60 EMBRAER 190 aircraft. Of our fleet, 157 are owned by us, of which 65 are unencumbered, 54 are leased under operating leases and six are leased under capital leases. As of March 31, 2016, the average age of our operating fleet was 8.5 years and our firm aircraft order was as follows:

Year	Airbus A320 Neo	Airbus A321	Airbus A321 neo	Embraer 190	Total
2016	—	8	—	—	8
2017	—	10	—	—	10
2018	—	1	6	—	7
2019	—	—	15	—	15
2020	6	—	9	10	25
2021	16	—	—	7	23
2022	3	—	13	7	23
2023	—	—	2	—	2
Total	25	19	45	24	113
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
Dependent on market conditions, we anticipate paying cash for the remainder of our firm aircraft deliveries in 2016. For deliveries after 2016, although we believe debt and/or lease financing should be available to us, we cannot give any assurance that we will be able to secure financing on attractive terms, if at all. While these financings may or may not result in an increase in liabilities on our balance sheet, our fixed costs will increase regardless of the financing method ultimately chosen. To the extent we cannot secure financing on terms we deem attractive, we may be required to pay in cash, further modify our aircraft acquisition plans or incur higher than anticipated financing costs.
Capital expenditures for non-aircraft such as facility improvements, spare parts and aircraft improvements are expected to be between approximately $150 million and $200 million for the full year 2016.
Off-Balance Sheet Arrangements
None of our operating lease obligations are reflected on our balance sheet. Although some of our aircraft lease arrangements are with variable interest entities, as defined by the Consolidations topic of the Codification, none of them require consolidation in our financial statements. Our decision to finance these aircraft through operating leases rather than through debt was based on an analysis of the cash flows and tax consequences of each financing alternative and a consideration of liquidity implications. We are responsible for all maintenance, insurance and other costs associated with operating these aircraft; however, we have not made any residual value or other guarantees to our lessors.

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

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates included in our 2015 Form 10-K.
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
Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. You should understand that many important factors, in addition to those discussed or incorporated by reference in this Report, could cause our results to differ materially from those expressed in the forward-looking statements. Potential factors that could affect our results include, in addition to others not described in this Report, those described in Item 1A of our 2015 Form 10-K under "Risks Related to JetBlue" and "Risks Associated with the Airline Industry" and Part II of this Report. In light of these risks and uncertainties, the forward-looking events discussed in this Report might not occur.
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

REGULATION G RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
We sometimes use non-GAAP measures that are derived from the consolidated financial statements, but that are not presented in accordance with generally accepted accounting principles in the U.S., or GAAP. We believe these non-GAAP measures provide a meaningful comparison of our results to others in the airline industry and our prior year results.  Investors should consider these non-GAAP financial measures in addition to, and not as a substitute for, our financial performance measures prepared in accordance with GAAP.  Further, our non-GAAP information may be different from the non-GAAP information provided by other companies.
Operating Expenses per Available Seat Mile, excluding fuel, profit sharing and related taxes
Operating expenses per available seat mile, or CASM, is a common metric used in the airline industry. Our CASM for the periods are summarized in the table below. We exclude aircraft fuel, profit sharing, and related taxes from operating expenses to determine CASM ex-fuel and profit sharing. We believe that CASM ex-fuel and profit sharing provides investors the ability to measure financial performance excluding items beyond our control, such as (i) fuel costs, which are subject to many economic and political factors beyond our control, and (ii) profit sharing, which is sensitive to volatility in earnings. We believe this non-GAAP measure is more indicative of our ability to manage costs and is more comparable to measures reported by other major airlines. We are unable to reconcile such projected CASM ex-fuel and profit sharing as the nature or amount of excluded items are only estimated at this time.

Reconciliation of Operating Expense per ASM, excluding fuel, profit sharing and related taxes
(in millions; per ASM data in cents; percentages based on unrounded numbers)	Three Months Ended March 31,
	2016		2015
	$	per ASM	$	per ASM
Total operating expenses	$1,267	9.73	$1,270	11.13
Less: Aircraft fuel and related taxes	215	1.65	335	2.94
Operating expenses, excluding fuel and related taxes	1,052	8.08	935	8.19
Less: Profit sharing and related taxes	53	0.41	28	0.24
Operating expenses, excluding fuel, profit sharing and related taxes	$999	7.67	$907	7.95

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2015 Form 10-K, except as follows:
Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the March 31, 2016 cost per gallon of fuel. Based on projected fuel consumption for the next 12 months, including the impact of our hedging position, such an increase would result in an increase to aircraft fuel expense of approximately $93 million. As of March 31, 2016 we had hedged approximately 5% of our projected 2016 fuel requirements. All hedge contracts existing at March 31, 2016 settle by December 31, 2016. The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts. Refer to Note 8 in our unaudited condensed consolidated financial statements, included in Part I, Item 1 of this Report, for additional information.
During April 2016, we entered into additional fuel hedges settling in the second half of 2016 as well as during 2017. The additional hedge contracts and those existing at March 31, 2016 hedge approximately 10% of our projected 2016 fuel requirements. Our hedge contracts as of the date of this Form 10-Q settling in 2017 hedge approximately 5% of our projected fuel requirements.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $1.4 billion of our debt and capital lease obligations, with the remaining $0.4 billion having floating interest rates. As of March 31, 2016, if interest rates were on average 100 basis points higher in 2016 our annual interest expense would increase by approximately $4 million. This is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt and capital leases.
If interest rates were to average 10% lower in 2016 than they did during 2015, our interest income from cash and investment balances would remain relatively constant. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents and investment securities balances at March 31, 2016 and December 31, 2015.
Convertible Debt
As of March 31, 2016, our $86 million aggregate principal amount of convertible debt had an estimated fair value of $373 million, based on an assumed conversion of the debt and the quoted market price of our common stock.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure.  Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2016.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the fiscal quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business we are party to various legal proceedings and claims which we believe are incidental to the operation of our business. Refer to Note 5 in our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information.

Item 1A. RISK FACTORS
Item 1A Risk Factors contained in our 2015 Form 10-K, includes a discussion of our risk factors which are incorporated herein. There were no material changes from the risk factors associated with our business previously disclosed in Part I, Item 1A "Risk Factors" of our 2015 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In September 2015, the Board of Directors authorized a three-year repurchase program starting in 2016, of up to $250 million worth of shares. No shares were repurchased during the first quarter of 2016.

ITEM 6. EXHIBITS
Exhibits: See accompanying Exhibit Index included after the signature page of this Report for a list of the exhibits filed or furnished with this Report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	May 3, 2016	By:	/s/ Alexander Chatkewitz
Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1
Amended and Restated Bylaws of JetBlue Airways Corporation, as amended and restated as of March 24, 2016—incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K dated March 29, 2016.

12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)
In accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential information has been omitted and has been filed with the securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the Securities and Exchange Commission