Form 10-Q
period 2016-06-30
JETBLUE AIRWAYS CORP
filed 2016-07-29
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐           No ☑
As of June 30, 2016, there were 323,634,904 shares outstanding of the registrant’s common stock, par value $.01.

JETBLUE AIRWAYS CORPORATION
FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited, in millions, except per share data)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$935	$318
Investment securities	575	558
Receivables, less allowance (2016-$5; 2015-$6)	153	136
Prepaid expenses and other	415	361
Total current assets	2,078	1,373
PROPERTY AND EQUIPMENT
Flight equipment	7,334	7,079
Predelivery deposits for flight equipment	172	171
Total flight equipment and predelivery deposits, gross	7,506	7,250
Less accumulated depreciation	1,700	1,573
Total flight equipment and predelivery deposits, net	5,806	5,677
Other property and equipment	916	868
Less accumulated depreciation	319	293
Total other property and equipment, net	597	575
Assets constructed for others	561	561
Less accumulated depreciation	173	161
Total assets constructed for others, net	388	400
Total property and equipment	6,791	6,652
OTHER ASSETS
Investment securities	30	49
Restricted cash	66	63
Other	493	507
Total other assets	589	619
TOTAL ASSETS	$9,458	$8,644

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited, in millions, except per share data)

	June 30, 2016	December 31, 2015
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$341	$205
Air traffic liability	1,193	1,053
Accrued salaries, wages and benefits	297	302
Other accrued liabilities	336	267
Current maturities of long-term debt and capital leases	446	448
Total current liabilities	2,613	2,275
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	1,300	1,379
CONSTRUCTION OBLIGATION	465	472
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	1,341	1,218
Other	95	90
Total deferred taxes and other liabilities	1,436	1,308
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 395 and 392 shares issued and 324 and 322 shares outstanding at June 30, 2016 and December 31, 2015, respectively	4	4
Treasury stock, at cost; 71 and 70 shares at June 30, 2016 and December 31, 2015, respectively	(380)	(366)
Additional paid-in capital	1,946	1,896
Retained earnings	2,058	1,679
Accumulated other comprehensive income (loss)	16	(3)
Total stockholders’ equity	3,644	3,210
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,458	$8,644

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
OPERATING REVENUES
Passenger	$1,487	$1,496	$2,965	$2,904
Other	156	116	295	231
Total operating revenues	1,643	1,612	3,260	3,135
OPERATING EXPENSES
Aircraft fuel and related taxes	274	371	489	706
Salaries, wages and benefits	415	375	850	750
Landing fees and other rents	92	90	177	173
Depreciation and amortization	96	81	188	168
Aircraft rent	28	31	56	62
Sales and marketing	72	70	137	130
Maintenance materials and repairs	140	126	274	239
Other operating expenses	213	186	427	372
Total operating expenses	1,330	1,330	2,598	2,600
OPERATING INCOME	313	282	662	535
OTHER INCOME (EXPENSE)
Interest expense	(28)	(32)	(57)	(66)
Capitalized interest	2	2	4	4
Interest income and other	2	(2)	3	(1)
Total other income (expense)	(24)	(32)	(50)	(63)
INCOME BEFORE TAXES	289	250	612	472
Income tax expense	109	98	232	183
NET INCOME	$180	$152	$380	$289

EARNINGS PER COMMON SHARE:
Basic	$0.56	$0.48	$1.18	$0.92
Diluted	$0.53	$0.44	$1.11	$0.84

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended June 30,
	2016	2015
NET INCOME	$180	$152
Changes in fair value of derivative instruments, net of reclassifications into earnings (net of $12 and $17 of taxes in 2016 and 2015, respectively)	19	26
Total other comprehensive income	19	26
COMPREHENSIVE INCOME	$199	$178

	Six Months Ended June 30,
	2016	2015
NET INCOME	$380	$289
Changes in fair value of derivative instruments, net of reclassifications into earnings (net of $12 and $25 of taxes in 2016 and 2015, respectively)	19	39
Total other comprehensive income	19	39
COMPREHENSIVE INCOME	$399	$328

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in millions)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$380	$289
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	122	131
Depreciation	162	138
Amortization	26	30
Stock-based compensation	13	10
Gains on sale of assets and debt extinguishment	(4)	(8)
Collateral returned for derivative instruments	—	39
Changes in certain operating assets and liabilities	323	254
Other, net	(15)	7
Net cash provided by operating activities	1,007	890
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(276)	(372)
Predelivery deposits for flight equipment	(41)	(34)
Purchase of held-to-maturity investments	(95)	(267)
Proceeds from the maturities of held-to-maturity investments	225	187
Purchase of available-for-sale securities	(330)	(175)
Proceeds from the sale of available-for-sale securities	200	130
Other, net	(2)	1
Net cash used in investing activities	(319)	(530)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	25	57
Repayment of long-term debt and capital lease obligations	(87)	(178)
Acquisition of Treasury Stock	(14)	(163)
Other, net	5	5
Net cash used in financing activities	(71)	(279)
INCREASE IN CASH AND CASH EQUIVALENTS	617	81
Cash and cash equivalents at beginning of period	318	341
Cash and cash equivalents at end of period	$935	$422

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
Held-to-maturity investment securities. The contractual maturities of the corporate bonds we held as of June 30, 2016 were not greater than 24 months. We did not record any significant gains or losses on these securities during the three and six months ended June 30, 2016 or 2015. The estimated fair value of these investments approximated their carrying value as of June 30, 2016 and December 31, 2015, respectively.
The carrying values of investment securities consisted of the following at June 30, 2016 and December 31, 2015 (in millions):

	June 30, 2016	December 31, 2015
Available-for-sale securities
Time deposits	$125	$125
Commercial paper	13	55
Treasury bills	247	75
Total available-for-sale securities	385	255
Held-to-maturity securities
Corporate bonds	$95	$322
Treasury notes	125	30
Total held-to-maturity securities	220	352
Total investment securities	$605	$607
Loyalty Program
In 2015, we announced a co-branded credit card partnership with Barclaycard®, which commenced in March 2016.  The agreement is a new multiple-element arrangement subject to Accounting Standards Update, or ASU, 2009-13, Multiple Deliverable Revenue Arrangements.  ASU 2009-13 requires the allocation of the overall consideration received to each deliverable using the estimated selling price.  We identified the following deliverables: air transportation; use of the JetBlue brand name and access to our frequent flyer customer lists; advertising; and other airline benefits.  In determining the estimated selling price, JetBlue considered multiple inputs, methods and assumptions, including: discounted cash flows; estimated equivalent ticket value, net of fulfillment discount; points expected to be awarded and redeemed; estimated annual spending by cardholder; estimated annual royalty for use of JetBlue's frequent flyer customer lists; and estimated utilization of other airline benefits. The overall consideration received is allocated to each deliverable based on their relative selling prices. The air transportation element will be deferred and recognized as passenger revenue when the points are utilized. The other elements will generally be recognized as other revenue when earned.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Recent Accounting Pronouncements
During the first quarter of 2016, we adopted ASU 2015-03, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs topic of the FASB Codification, or Codification. ASU 2015-03 provides a simplified presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Upon adoption, the ASU requires retrospective application to all prior periods presented in the financial statements. The condensed consolidated balance sheet as of December 31, 2015 reflects retrospective application and includes our unamortized debt issuance costs of $16 million within long-term debt and capital lease obligations. Prior to adoption this amount was included within other long-term assets.
Also during the first quarter of 2016, we adopted ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement topic of the Codification, which provides guidance to clarify the customer's accounting for fees paid in a cloud computing arrangement. Customers' cloud computing arrangements which include a software license should account for the software license consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. We adopted ASU 2015-05 prospectively and do not expect the amendments to have a significant impact on our consolidated financial statements.
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
The FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments apply to several aspects of accounting for stock-based compensation including the recognition of excess tax benefits and deficiencies and their related presentation in the statement of cash flows as well as accounting for forfeitures. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods and allows for prospective, retrospective or modified retrospective adoption, depending on the area covered in the update, with early adoption permitted. We are currently determining the transition method and assessing the impact the amendments may have on our financial condition, results of operations and cash flows.
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

Note 2—Long Term Debt, Short Term Borrowings, and Capital Lease Obligations
During the six months ended June 30, 2016, we made scheduled principal payments of $87 million on our outstanding long-term debt and capital lease obligations. As a result of scheduled principal payments, two aircraft became unencumbered.
Aircraft, engines, other equipment and facilities with a net book value of $2.8 billion at June 30, 2016 have been pledged as security under various loan agreements. As of June 30, 2016, we owned, free of encumbrance, 46 Airbus A320 aircraft, 21 Airbus A321 aircraft and 32 spare engines. At June 30, 2016, scheduled maturities of all of our long-term debt and capital lease obligations were $363 million for the remainder of 2016, $185 million in 2017, $193 million in 2018, $215 million in 2019, $179 million in 2020 and $611 million thereafter.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The carrying amounts and estimated fair values of our long-term debt at June 30, 2016 and December 31, 2015 were as follows (in millions):

	June 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Public Debt
Floating rate enhanced equipment notes
Class G-1, due 2016	$13	$13	$16	$16
Class G-2, due 2016	185	185	185	184
Fixed rate special facility bonds, due through 2036	43	47	43	45
6.75% convertible debentures due in 2039	86	274	86	405
Non-Public Debt
Fixed rate enhanced equipment notes, due through 2023	$196	$211	$201	$209
Floating rate equipment notes, due through 2025	183	185	193	195
Fixed rate equipment notes, due through 2026	906	1,018	964	1,042
Total(1)	$1,612	$1,933	$1,688	$2,096
(1) Total excludes capital lease obligation of $148 million for June 30, 2016 and $155 million for December 31, 2015, and deferred financing costs of $14 million for June 30, 2016 and $16 million for December 31, 2015
The estimated fair values of our publicly held long-term debt are classified as Level 2 in the fair value hierarchy. The fair values of our enhanced equipment notes and our special facility bonds were based on quoted market prices in markets with low trading volumes. The fair value of our convertible debentures was based on other observable market inputs since they are not actively traded. The fair value of our non-public debt was estimated using a discounted cash flow analysis based on our borrowing rates for instruments with similar terms and therefore classified as Level 3 in the fair value hierarchy. The fair values of our other financial instruments approximate their carrying values. Refer to Note 7 for an explanation of the fair value hierarchy structure.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3—Earnings Per Share
The following table shows how we computed basic and diluted earnings per common share (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net Income	$180	$152	$380	$289
Effect of dilutive securities:
Interest on convertible debt, net of income taxes and profit sharing	1	1	1	2
Net income applicable to common stockholders after assumed conversions for diluted earnings per share	$181	$153	$381	$291

Denominator:
Weighted average shares outstanding	323.2	316.9	322.4	313.6
Effect of dilutive securities:
Employee stock options, restricted stock units and stock purchase plan	1.7	2.7	2.0	3.0
Convertible debt	17.7	28.0	17.7	30.4
Adjusted weighted average shares outstanding and assumed conversions for diluted earnings per share	342.6	347.6	342.1	347.0
During the three and six months ended June 30, 2016 and 2015 there were no shares excluded from earnings per share upon assumed conversion of our convertible debt.

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
Another component of the Plan is a Company discretionary contribution of 5% of eligible non-management Crewmember compensation, which we refer to as Retirement Plus. Retirement Plus contributions vest over three years and are measured from a Crewmember's hire date. Our non-management Crewmembers are also eligible to receive profit sharing, calculated as 15% of adjusted pre-tax income before profit sharing and special items with the result reduced by Retirement Plus contributions. Eligible non-management employees may elect to have their profit sharing contributed directly to the Plan. Certain Federal Aviation Administration, or FAA-licensed Crewmembers, receive an additional contribution of 3% of eligible compensation, which we refer to as Retirement Advantage. Total 401(k) company match, Retirement Plus, profit sharing and Retirement Advantage expensed for the three months ended June 30, 2016 and 2015 was $66 million and $58 million, respectively, while the total amount expensed for the Plan for the six months ended June 30, 2016 and 2015 was $148 million and $111 million, respectively.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5—Commitments and Contingencies
Flight Equipment Commitments
As of June 30, 2016, our firm aircraft orders consisted of 25 Airbus A320 new engine option (neo) aircraft, 17 Airbus A321 aircraft, 45 Airbus A321neo aircraft, 24 EMBRAER 190 aircraft and 10 spare engines scheduled for delivery through 2023. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $402 million for the remainder of 2016, $807 million in 2017, $675 million in 2018, $1.0 billion in 2019, $1.4 billion in 2020 and $2.4 billion thereafter. In July 2016 we finalized two lease agreements to receive two additional Airbus A321 aircraft which we expect to be delivered during the fourth quarter of 2016. We are scheduled to receive eight new Airbus A321 aircraft during the remainder of 2016.
We amended our purchase agreement with Airbus during July 2016 to add 30 incremental Airbus A321 aircraft with deliveries beginning in 2017. We currently expect 15 of the incremental aircraft to be delivered with the current engine option beginning in 2017, with the remaining 15 aircraft to be Airbus A321neo, scheduled to be delivered beginning in 2020.
Other Commitments
As part of the 2014 sale of LiveTV, LLC, or LiveTV, formerly a wholly owned subsidiary of JetBlue, to Thales Holding Corporation a $3 million liability relating to Airfone, a former subsidiary of LiveTV, was assigned to JetBlue under the purchase agreement with Thales. Separately, prior to the sale of LiveTV, JetBlue had an agreement with ViaSat Inc. through 2020 relating to in-flight broadband connectivity technology on our aircraft. That agreement stipulated a $20 million minimum commitment for the connectivity service and a $25 million minimum commitment for the related hardware and software purchase. As part of the sale of LiveTV, these commitments to ViaSat Inc. were assigned to LiveTV and JetBlue entered into two new service agreements with LiveTV pursuant to which LiveTV will provide in-flight entertainment and connectivity services to JetBlue for a minimum of seven years.
As of June 30, 2016, we had approximately $34 million in assets serving as collateral for letters of credit relating to a certain number of our leases. These are included in restricted cash and expire at the end of the related lease terms. Additionally, we had approximately $26 million pledged related to our workers compensation insurance policies and other business partner agreements which will expire according to the terms of the related policies or agreements.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Aircraft fuel derivatives
We attempt to obtain cash flow hedge accounting treatment for each fuel derivative that we enter into. This treatment is provided for under the Derivatives and Hedging topic of the Codification which allows for gains and losses on the effective portion of qualifying hedges to be deferred until the underlying planned jet fuel consumption occurs, rather than recognizing the gains and losses on these instruments into earnings during each period they are outstanding. The effective portion of realized fuel hedging derivative gains and losses is recognized in aircraft fuel expense in the period during which the underlying fuel is consumed.
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
The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of June 30, 2016 related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

	Jet fuel swap agreements	Jet fuel collar agreements	Heating oil collar agreements	Total
Third Quarter 2016	24%	—%	—%	24%
Fourth Quarter 2016	26%	—%	—%	26%
First Quarter 2017	11%	—%	—%	11%
Second Quarter 2017	10%	—%	—%	10%
Third Quarter 2017	9%	—%	—%	9%
Fourth Quarter 2017	10%	—%	—%	10%

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Interest rate swaps
The interest rate hedges we had outstanding as of June 30, 2016 effectively swap floating rate debt for fixed rate debt. They take advantage of lower borrowing rates in existence at the time of the hedge transaction as compared to the date our original debt instruments were executed. As of June 30, 2016, we had $13 million in notional debt outstanding related to these swaps, which cover certain interest payments through August 2016. The notional amount decreases over time to match scheduled repayments of the related debt.
All of our outstanding interest rate swap contracts qualify as cash flow hedges in accordance with the Derivatives and Hedging topic of the Codification. Since all of the critical terms of our swap agreements match the debt to which they pertain, there was no ineffectiveness relating to these interest rate swaps in 2016 or 2015. All related unrealized losses were deferred in accumulated other comprehensive loss. We did not recognize any material additional interest expense in the six months ended June 30, 2016 or 2015. We did not recognize any material interest rate hedge gains or losses in other comprehensive income in the six months ended June 30, 2016 or 2015. As of June 30, 2016 and December 31, 2015 we did not recognize any material interest rate hedge assets, liabilities or associated collateral.
The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

Fuel derivatives	June 30, 2016	December 31, 2015
Asset fair value recorded in prepaid expense and other(1)	$21	$—
Asset fair value recorded in other long term assets(1)	$6	$—
Liability fair value recorded in other accrued liabilities(1)	$—	$5
Longest remaining term (months)	18	12
Hedged volume (barrels, in thousands)	4,170	900
Estimated amount of existing gains expected to be reclassified into earnings in the next 12 months	$26	$4

	Three Months Ended June 30,		Six Months Ended June 30,
Fuel derivatives	2016	2015	2016	2015
Hedge effectiveness losses recognized in aircraft fuel expense	$—	$(31)	$—	$(66)
Gains on derivatives not qualifying for hedge accounting recognized in other expense	—	—	—	1
Hedge gains (losses) on derivatives recognized in comprehensive income	31	12	31	(2)
Percentage of actual consumption economically hedged	—%	20%	—%	20%

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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The impact of offsetting derivative instruments is depicted below (in millions):

	Gross Amount of Recognized		Gross Amount of Cash Collateral	Net Amount Presented on Balance Sheet
Fuel derivatives	Assets	Liabilities	Offset	Assets	Liabilities
As of June 30, 2016	$27	$—	$—	$27	$—
As of December 31, 2015	—	5	—	$—	5

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
The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of June 30, 2016 and December 31, 2015 (in millions):

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$784	$—	$—	$784
Available-for-sale investment securities	247	138	—	385
Aircraft fuel derivatives	—	27	—	27
	$1,031	$165	$—	$1,196

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$147	$—	$—	$147
Available-for-sale investment securities	75	180	—	255
	$222	$180	$—	$402
Liabilities
Aircraft fuel derivatives	$—	$5	$—	$5
	$—	$5	$—	$5
Refer to Note 2 for fair value information related to our outstanding debt obligations as of June 30, 2016 and December 31, 2015.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Available-for-sale investment securities
Included in our available-for-sale investment securities are time deposits and commercial paper with maturities of greater than 90 days but less than one year. The fair values of these instruments are based on observable inputs in non-active markets and are therefore classified as Level 2 in the hierarchy. We did not record any significant gains or losses on these securities during the three and six months ended June 30, 2016 and 2015.
Aircraft fuel derivatives
Our aircraft fuel derivatives include swaps, collars, and basis swaps which are not traded on public exchanges. Heating oil and jet fuel are the products underlying these hedge contracts as they are highly correlated with the price of jet fuel. Their fair values are determined using a market approach based on inputs that are readily available from public markets for commodities and energy trading activities. Therefore, they are classified as Level 2 in the hierarchy. The data inputs are combined into quantitative models and processes to generate forward curves and volatilities related to the specific terms of the underlying hedge contracts.
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
Note 8—Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting. A rollforward of the amounts included in the accumulated other comprehensive income (loss), net of taxes for the three months ended June 30, 2016 and June 30, 2015 are as follows (in millions):

	Aircraft Fuel Derivatives(1)	Interest Rate Swaps(2)	Total
Balance of accumulated gains (losses) at March 31, 2016	$(4)	$1	$(3)
Change in fair value (net of $12 of taxes)	19	—	19
Balance of accumulated gains at June 30, 2016	$15	$1	$16

Balance of accumulated losses at March 31, 2015	$(50)	$—	$(50)
Reclassifications into earnings (net of $13 of taxes)	18	—	18
Change in fair value (net of $4 of taxes)	8	—	8
Balance of accumulated losses at June 30, 2015	$(24)	$—	$(24)
(1) Reclassified to aircraft fuel expense
(2) Reclassified to interest expense

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A rollforward of the amounts included in the accumulated other comprehensive income (loss), net of taxes for the six months ended June 30, 2016 and June 30, 2015 are as follows (in millions):

	Aircraft Fuel Derivatives(1)	Interest Rate Swaps(2)	Total
Balance of accumulated (losses) gains at December 31, 2015	$(4)	$1	$(3)
Change in fair value (net of $12 of taxes)	19	—	19
Balance of accumulated gains at June 30, 2016	$15	$1	$16

Balance of accumulated losses at December 31, 2014	$(63)	$—	$(63)
Reclassifications into earnings (net of $26 of taxes)	40	—	40
Change in fair value (net of $(1) of taxes)	(1)	—	(1)
Balance of accumulated losses at June 30, 2015	$(24)	$—	$(24)
(1) Reclassified to aircraft fuel expense
(2) Reclassified to interest expense

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Second Quarter 2016 Highlights

•
We had a $31 million increase in operating revenue compared to the second quarter of 2015 due primarily to an 11.1% increase in capacity, partially offset by a 9.9% decrease in yield per passenger mile.

•	We generated $1,007 million in cash from operations for the six months ended June 30, 2016.

•	Our operating margin increased by 1.6 points to 19.1%.

•
Operating expense per available seat mile decreased by 9.9% to 9.78 cents, primarily due to a significant decline in aircraft fuel expenses and an increase in available seat miles. Excluding fuel, profit sharing and related taxes, our cost per available seat mile(1) decreased by 1.0%.

•
Operating income reached $313 million, an increase of $31 million over the comparable period in 2015. This increase was principally driven by a reduction in aircraft fuel expenses and higher revenue, partially offset by increases in most other expense categories.

Balance Sheet
We ended the second quarter of 2016 with unrestricted cash, cash equivalents and short-term investments of $1.5 billion and undrawn lines of credit of approximately $600 million. Our unrestricted cash, cash equivalents and short-term investments is approximately 23% of trailing twelve months revenue. We increased the number of unencumbered aircraft by four during the quarter by using cash on hand to pay for our two deliveries and through scheduled payments of principal balances on two other aircraft. We have 67 unencumbered aircraft and 32 unencumbered spare engines as of June 30, 2016.
Fleet
In conjunction with our intention to expand our Mint experience we amended our purchase agreement with Airbus during July 2016 to add 30 incremental Airbus A321 aircraft scheduled to be delivered between 2017 and 2023. We believe these incremental aircraft will allow us to continue to grow profitably, particularly in the transcontinental market.
In support of our long-term transcontinental plans we currently expect 15 of the incremental 30 Airbus A321 aircraft to be delivered with the current engine option beginning in 2017, with five Mint deliveries expected in 2017. Our amendment includes flexibility to take these deliveries in our Mint or all-core configuration. We anticipate the remaining 15 aircraft to be Airbus A321 new engine option (A321neo), scheduled to be delivered beginning in 2020. Starting in June 2019, JetBlue would have the option to take any or all of its A321neo deliveries with the Long Range configuration, the A321-LR.
Network
Starting in the fall of 2016 and subject to government approval, we expect to offer service to four new BlueCities in Cuba: Havana, Santa Clara, Camagüey, and Holguín. We expect to offer up to four daily nonstop flights between the U.S. and Havana. We expect to service Havana from three of our Focus Cities, Fort Lauderdale-Hollywood, Orlando and New York. In addition to the Havana service, we expect to offer flights between Fort Lauderdale-Hollywood and Santa Clara, Camagüey, and Holguín.
We believe JetBlue’s focus cities make us uniquely situated to provide scheduled service to Cuba. Fort Lauderdale-Hollywood and New York are two of the three largest and most important markets for Cuba air service because of their large Cuban populations and associated familial, cultural and financial travel links. Orlando is the home of major attractions, which are important sites for international visitors and the Orlando area is home to a large number of Cuban-Americans. Each of the U.S. gateways also allows for convenient connecting service from destinations across the JetBlue network.

Outlook for 2016
For the third quarter of 2016, cost per available seat mile, excluding fuel and profit sharing(1) is expected to increase between 1% and 3% over the comparable 2015 period. In addition, we expect operating capacity to increase between 5.5% and 7.5% over the comparable 2015 period.
For the full year 2016, we expect our operating capacity to increase between 8.0% and 9.5% over full year 2015 with the addition of eight Airbus A321 aircraft to our operating fleet during the remainder of the year. We expect our cost per available seat mile, excluding fuel and profit sharing(1), for the full year 2016 to increase between zero and 1.5% over full year 2015.

(1) Refer to our "Regulation G Reconciliation" note below for more information on this non-GAAP measure.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2016 vs. 2015
Overview
We reported net income of $180 million, an operating income of $313 million and an operating margin of 19.1% for the three months ended June 30, 2016. This compares to net income of $152 million, an operating income of $282 million and an operating margin of 17.5% for the three months ended June 30, 2015. Diluted earnings per share were $0.53 for the second quarter of 2016 compared to $0.44 for the same period in 2015.
On-time performance, as defined by the Department of Transportation, or DOT, is arrival within 14 minutes of scheduled arrival time. In the second quarter of 2016, our systemwide on-time performance was 78.9% compared to 82.2% for the same period in 2015. Our on-time performance remains challenged by our concentration of operations in the northeast of the U.S., one of the world's most congested airspaces. Our completion factor was 99.4% in the second quarter of 2016 and 99.3% in the same period in 2015.
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Three months ended June 30,		Year-over-Year Change
	2016	2015	$	%
Passenger revenue	$1,487	$1,496	$(9)	(0.6)
Other revenue	156	116	40	35.2
Total operating revenues	$1,643	$1,612	$31	2.0

Average Fare	$153.94	$168.85	$(14.91)	(8.8)
Yield per passenger mile (cents)	12.87	14.28	(1.41)	(9.9)
Passenger revenue per ASM (cents)	10.94	12.22	(1.28)	(10.5)
Operating revenue per ASM (cents)	12.09	13.17	(1.08)	(8.2)
Average stage length (miles)	1,097	1,085	12	1.1
Revenue passengers (thousands)	9,660	8,858	802	9.1
Revenue passenger miles (millions)	11,553	10,472	1,081	10.3
Available Seat Miles (ASMs) (millions)	13,597	12,237	1,360	11.1
Load Factor	85.0%	85.6%		(0.6)	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue as well as revenue from our ancillary product offerings such as EvenMore™ Space. The decrease in passenger revenue of $9 million, or 0.6%, for the three months ended June 30, 2016, compared to the same period in 2015, was primarily attributable to a 8.8% decrease in average fare, partially offset by a 9.1% increase in revenue passengers. The increase in other revenue of $40 million, or 35.2%, for the three months ended June 30, 2016, compared to the same period in 2015, was primarily attributable to a full quarter of Fare Options bag fees during the three months ended June 30, 2016 and the initial performance of the new co-branded credit card. Fare Options started at the end of the second quarter of 2015.

Operating Expenses
In detail, our operating costs per available seat mile, or ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Three Months Ended June 30,		Year-over-Year Change		Cents per ASM
	2016	2015	$	%	2016	2015	% Change
Aircraft fuel and related taxes	$274	$371	$(97)	(26.1)%	2.02	3.03	(33.5)%
Salaries, wages and benefits	415	375	40	10.6	3.05	3.06	(0.5)
Landing fees and other rents	92	90	2	3.2	0.67	0.74	(7.2)
Depreciation and amortization	96	81	15	18.2	0.71	0.66	6.4
Aircraft rent	28	31	(3)	(9.5)	0.20	0.25	(18.6)
Sales and marketing	72	70	2	3.7	0.53	0.57	(6.7)
Maintenance materials and repairs	140	126	14	10.9	1.03	1.03	(0.1)
Other operating expenses	213	186	27	14.7	1.57	1.52	3.2
Total operating expenses	$1,330	$1,330	$—	0.1%	9.78	10.86	(9.9)%
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes decreased by $97 million, or 26.1%, for the three months ended June 30, 2016 compared to the same period in 2015. The average fuel price for the second quarter 2016 decreased by 32.8% to $1.43 per gallon. This was partially offset by an increase of 9.9%, or 17 million gallons, in our fuel consumption and a 5.9% increase in the average number of aircraft operating during the second quarter 2016 as compared to the same period in 2015. Losses upon settlement of effective fuel hedges included in Aircraft fuel and related taxes during the second quarter of 2015 were $30 million.
Salaries, Wages and Benefits
Salaries, wages and benefits increased $40 million, or 10.6%, for the three months ended June 30, 2016 compared to the same period in 2015. It was our largest expense for the quarter, representing approximately 31% of our total operating expenses. The primary drivers were an increase in profit sharing which is based on adjusted pre-tax income as well as additional headcount.
Depreciation and Amortization
Depreciation and amortization increased $15 million, or 18.2%, for the three months ended June 30, 2016 compared to the same period in 2015, primarily driven by a 5.9% increase in the average number of aircraft operating during second quarter 2016 as compared to the same period in 2015.
Maintenance Materials and Repairs
Maintenance materials and repairs increased $14 million, or 10.9%, for the three months ended June 30, 2016 compared to the same period in 2015, primarily driven by increased flight hours on our engine flight-hour based maintenance repair agreements and by the number of airframe heavy maintenance repairs.
Other Operating Expenses
Other operating expenses increased $27 million, or 14.7%, for the three months ended June 30, 2016 compared to the same period in 2015, primarily due to an increase in airport and technology services and passenger on-board supplies resulting from an increased number of passengers flown. Other operating expenses for the three months ended June 30, 2016 included a $4 million gain related to the sale of an engine.

Six Months Ended June 30, 2016 vs. 2015
Overview
We reported net income of $380 million, an operating income of $662 million and an operating margin of 20.3% for the six months ended June 30, 2016. This compares to net income of $289 million, an operating income of $535 million and an operating margin of 17.1% for the six months ended June 30, 2015. Diluted earnings per share were $1.11 for the six months ended June 30, 2016 compared to $0.84 for the same period in 2015.
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

Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Six Months Ended June 30,		Year-over-Year Change
	2016	2015	$	%
Passenger revenue	$2,965	$2,904	$61	2.1
Other revenue	295	231	64	27.6
Total operating revenues	$3,260	$3,135	$125	4.0

Average Fare	$157.88	$171.29	$(13.41)	(7.8)
Yield per passenger mile (cents)	13.16	14.45	(1.29)	(8.9)
Passenger revenue per ASM (cents)	11.13	12.28	(1.15)	(9.3)
Operating revenue per ASM (cents)	12.24	13.25	(1.01)	(7.6)
Average stage length (miles)	1,103	1,091	12	1.1
Revenue passengers (thousands)	18,778	16,953	1,825	10.8
Revenue passenger miles (millions)	22,529	20,093	2,436	12.1
Available Seat Miles (ASMs) (millions)	26,626	23,656	2,970	12.6
Load Factor	84.6%	84.9%		(0.3)	pts.
The increase in passenger revenue of $61 million, or 2.1% for the six months ended June 30, 2016, compared to the same period in 2015, was primarily attributable to a 10.8% increase in revenue passengers, partially offset by a 7.8% decrease in average fare. The increase in other revenue of $64 million, or 27.6%, for the six months ended June 30, 2016, compared to the same period in 2015, was primarily attributable to Fare Options bag fees which started at the end of the second quarter of 2015.

Operating Expenses
In detail, our operating costs per available seat mile, or ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Six Months Ended June 30,		Year-over-Year Change		Cents per ASM
	2016	2015	$	%	2016	2015	% Change
Aircraft fuel and related taxes	$489	$706	$(217)	(30.7)%	1.84	2.99	(38.5)%
Salaries, wages and benefits	850	750	100	13.3	3.19	3.17	0.7
Landing fees and other rents	177	173	4	2.6	0.67	0.73	(8.9)
Depreciation and amortization	188	168	20	11.2	0.71	0.71	(1.2)
Aircraft rent	56	62	(6)	(9.8)	0.21	0.26	(19.8)
Sales and marketing	137	130	7	5.0	0.51	0.55	(6.7)
Maintenance materials and repairs	274	239	35	14.6	1.03	1.01	1.9
Other operating expenses	427	372	55	15.2	1.60	1.57	2.3
Total operating expenses	$2,598	$2,600	$(2)	(0.1)%	9.76	10.99	(11.2)%
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes decreased by $217 million, or 30.7%, for the six months ended June 30, 2016 compared to the same period in 2015, and represented approximately 18.8% of our total operating expenses. The decrease was primary driven by a decrease in average fuel cost per gallon from $2.10 in 2015 to $1.31 in 2016. Losses upon settlement of effective fuel hedges during 2015 of $65 million contributed to the decrease in average fuel cost per gallon. The decrease in average fuel cost per gallon was partially offset by an increase in fuel consumption of 37 million gallons or 11.3% mainly due to a 5.8% increase in the average number of operating aircraft in 2016 compared to 2015 as well as a 8.6% increase in departures.
Salaries, Wages and Benefits
Salaries, wages and benefits increased $100 million, or 13.3%, for the six months ended June 30, 2016 compared to the same period in 2015. The primary drivers were an increase in profit sharing which is based on adjusted pre-tax income as well as additional headcount. Our average number of full-time equivalent employees in the six months ended June 30, 2016 increased by 7.6% compared to the same period in 2015.
Depreciation and Amortization
Depreciation and amortization increased $20 million, or 11.2%, for the six months ended June 30, 2016 compared to the same period in 2015, primarily driven by a 5.8% increase in the average number of aircraft operating during the six months ended June 30, 2016 as compared to the same period 2015.
Maintenance Materials and Repairs
Maintenance materials and repairs increased $35 million, or 14.6%, for the six months ended June 30, 2016 compared to the same period in 2015, primarily driven by increased flight hours on our engine flight-hour based maintenance repair agreements and by the number of airframe heavy maintenance repairs.
Other Operating Expenses
Other operating expenses increased $55 million, or 15.2%, for the six months ended June 30, 2016 compared to the same period in 2015, primarily due to an increase in airport services and passenger on-board supplies resulting from an increased number of passengers flown. Other operating expenses for the six months ended June 30, 2016 and 2015 include a $4 million gain related to the sale of an engine and a $9 million gain related to an insurance recovery for a damaged engine, respectively.

The following table sets forth our operating statistics for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(percent changes based on unrounded numbers)	2016	2015	%		2016	2015	%
Operational Statistics
Revenue passengers (thousands)	9,660	8,858	9.1		18,778	16,953	10.8
Revenue passenger miles (RPMs) (millions)	11,553	10,472	10.3		22,529	20,093	12.1
Available seat miles (ASMs) (millions)	13,597	12,237	11.1		26,626	23,656	12.6
Load factor	85.0%	85.6%	(0.6)	pts	84.6%	84.9%	(0.3)	pts
Aircraft utilization (hours per day)	12.3	12.0	2.5		12.2	11.8	3.4

Average fare	$153.94	$168.85	(8.8)		$157.88	$171.29	(7.8)
Yield per passenger mile (cents)	12.87	14.28	(9.9)		13.16	14.45	(8.9)
Passenger revenue per ASM (cents)	10.94	12.22	(10.5)		11.13	12.28	(9.3)
Operating revenue per ASM (cents)	12.09	13.17	(8.2)		12.24	13.25	(7.6)
Operating expense per ASM (cents)	9.78	10.86	(9.9)		9.76	10.99	(11.2)
Operating expense per ASM, excluding fuel and related taxes (cents)	7.76	7.83	(0.8)		7.92	8.00	(1.1)
Operating expense per ASM, excluding fuel, profit sharing and related taxes (cents)(1)	7.48	7.56	(1.0)		7.57	7.75	(2.3)

Departures	85,285	79,558	7.2		166,524	153,381	8.6
Average stage length (miles)	1,097	1,085	1.1		1,103	1,091	1.1
Average number of operating aircraft during period	218.2	206.0	5.9		216.8	205.0	5.8
Average fuel cost per gallon, including fuel taxes	$1.43	$2.13	(32.8)		$1.31	$2.10	(37.8)
Fuel gallons consumed (millions)	191	174	9.9		374	337	11.3
Average number of full-time equivalent crewmembers					15,297	14,223	7.6
(1) Refer to our “Regulation G Reconciliation” note below for more information on this non-GAAP measure.
Although we experienced revenue growth throughout 2015 as well as in the first six months of 2016, this trend may not continue. Except for the uncertainty related to the direction of fuel prices, we expect our expenses to continue to increase as we acquire additional aircraft, as our fleet ages and as we expand the frequency of flights in existing markets as well as enter into new markets. In addition, we expect our operating results to significantly fluctuate from quarter-to-quarter in the future as a result of various factors, many of which are outside of our control. Consequently, we believe quarter-to-quarter comparisons of our operating results may not necessarily be meaningful; you should not rely on our results for any one quarter as an indication of our future performance.
LIQUIDITY AND CAPITAL RESOURCES
The airline business is capital intensive. Our ability to successfully execute our growth plans is largely dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business depends on maintaining sufficient liquidity. We believe we have adequate resources from a combination of cash and cash equivalents, investment securities on hand and two available lines of credit. Additionally, as of June 30, 2016, we had 67 unencumbered aircraft and 32 unencumbered spare engines which we believe could be an additional source of liquidity, if necessary.
We believe a healthy liquidity position is crucial to our ability to weather any part of the economic cycle while continuing to execute on our plans for profitable growth and increased returns. Our goal is to continue to be diligent with our liquidity, maintaining financial flexibility and allowing for prudent capital spending.

At June 30, 2016, we had unrestricted cash and cash equivalents of $935 million and short-term investments of $575 million. We believe our current level of unrestricted cash, cash equivalents and short-term investments of approximately 23% of trailing twelve months revenue, combined with our available lines of credit and portfolio of unencumbered assets provides us with a strong liquidity position and the potential for higher returns on cash deployment.
Analysis of Cash Flows
Operating Activities
We rely primarily on operating cash flows to provide working capital for current and future operations. Cash flows from operating activities were $1,007 million and $890 million for the six months ended June 30, 2016 and 2015, respectively. Higher earnings, principally driven by a reduction in aircraft fuel expenses and higher passenger revenue, partially offset by higher profit sharing, contributed to our growth in operating cash flows.
Investing Activities
During the six months ended June 30, 2016, capital expenditures related to our purchase of flight equipment included $168 million related to the purchase of four Airbus A321 aircraft, $43 million in work-in-progress relating to flight equipment, $41 million for flight equipment deposits, and $6 million for spare part purchases. Other property and equipment capital expenditures also included ground equipment purchases and facilities improvements for $59 million.
During the six months ended June 30, 2015, capital expenditures related to our purchase of flight equipment included $244 million related to the purchase of six Airbus A321 aircraft, $39 million in work-in-progress relating to flight equipment, $34 million for flight equipment deposits, and $20 million for spare part purchases. Other property and equipment capital expenditures also included ground equipment purchases and facilities improvements for $69 million. Investing activities also included the net purchase of $125 million of investment securities.
Financing Activities
Financing activities for the six months ended June 30, 2016 primarily consisted of the scheduled maturities of $87 million relating to debt and capital lease obligations.
Financing activities for the six months ended June 30, 2015 consisted of the scheduled maturities of $94 million relating to debt and capital lease obligations, prepayment of $52 million of our outstanding principal relating to seven Airbus A320 aircraft as well as outstanding balance of $32 million on a special facility revenue bond for JFK that was issued by the New York City Industrial Development Agency in December 2006. In addition, we acquired $163 million of our shares of which $150 million worth of shares were repurchased pursuant to our accelerated share repurchase in June of 2015. During the period, we realized $57 million in proceeds from the issuance of stock related to employee share-based compensation.
Working Capital
We had a working capital deficit of $535 million and $902 million at June 30, 2016 and December 31, 2015, respectively. Working capital deficits can be customary in the airline industry because air traffic liability is classified as a current liability. Our working capital deficit decreased by $367 million due to several factors, primarily due to an overall increase in our cash balances.
We expect to meet our obligations as they become due through available cash, investment securities and internally generated funds, supplemented as necessary by financing activities which may be available to us. We expect to generate positive working capital through our operations. However, we cannot predict what the effect on our business might be from the extremely competitive environment in which we operate or from events beyond our control, such as volatile fuel prices, economic conditions, weather-related disruptions, airport infrastructure challenges, the spread of infectious diseases, the impact of other airline bankruptcies, restructurings or consolidations, U.S. military actions or acts of terrorism. We believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.
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

Contractual Obligations
Our noncancelable contractual obligations at June 30, 2016, include the following (in millions):

	Payments due in
	Total	2016	2017	2018	2019	2020	Thereafter
Debt and capital lease obligations(1)	$2,036	$400	$245	$242	$254	$208	$687
Lease commitments	1,237	85	157	149	124	110	612
Flight equipment purchase obligations	6,722	402	807	675	1,038	1,366	2,434
Other obligations(2)	3,572	611	572	603	573	388	825
Total	$13,567	$1,498	$1,781	$1,669	$1,989	$2,072	$4,558
(1) Includes actual interest and estimated interest for floating-rate debt based on June 30, 2016 rates
(2) Amounts include noncancelable commitments for the purchase of goods and services
As of June 30, 2016, we are in compliance with the covenants of our debt and lease agreements. We have approximately $34 million of restricted cash pledged under standby letters of credit related to certain leases that will expire at the end of the related lease terms.
As of June 30, 2016, we operated a fleet of 29 Airbus A321 aircraft, 130 Airbus A320 aircraft and 60 EMBRAER 190 aircraft. Of our fleet, 159 are owned by us, of which 67 are unencumbered, 54 are leased under operating leases and six are leased under capital leases. As of June 30, 2016, the average age of our operating fleet was 8.7 years and our firm aircraft order was as follows:

Year	Airbus A320neo	Airbus A321	Airbus A321neo	Embraer 190	Total
2016	—	6	—	—	6
2017	—	10	—	—	10
2018	—	1	6	—	7
2019	—	—	15	—	15
2020	6	—	9	10	25
2021	16	—	—	7	23
2022	3	—	13	7	23
2023	—	—	2	—	2
Total	25	17	45	24	111
In July 2016 we finalized two lease agreements to receive two additional Airbus A321 aircraft which we expect to be delivered during the fourth quarter of 2016.
As previously discussed, we amended our purchase agreement with Airbus during July 2016 to add 30 incremental Airbus A321 aircraft delivering between 2017 and 2023. These incremental aircraft are scheduled for delivery as follows:

Year	Airbus A320neo	Airbus A321	Airbus A321neo	Embraer 190	Total
2017	—	5	—	—	5
2018	—	4	—	—	4
2019	—	6	—	—	6
2020	—	—	3	—	3
2021	—	—	4	—	4
2022	—	—	4	—	4
2023	—	—	4	—	4
Total	—	15	15	—	30
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

Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. You should understand that many important factors, in addition to those discussed or incorporated by reference in this Report, could cause our results to differ materially from those expressed in the forward-looking statements. Potential factors that could affect our results include, in addition to others not described in this Report, those described in Item 1A of our 2015 Form 10-K under "Risks Related to JetBlue" and "Risks Associated with the Airline Industry" and our other filings with the SEC. In light of these risks and uncertainties, the forward-looking events discussed in this Report might not occur.
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

Reconciliation of Operating Expense per ASM, excluding fuel, profit sharing and related taxes
(in millions; per ASM data in cents; percentages based on unrounded numbers)	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	$	per ASM	$	per ASM	$	per ASM	$	per ASM
Total operating expenses	$1,330	9.78	$1,330	10.86	2,598	9.76	2,600	10.99
Less: Aircraft fuel and related taxes	274	2.02	371	3.03	489	1.84	706	2.99
Operating expenses, excluding fuel and related taxes	1,056	7.76	959	7.83	2,109	7.92	1,894	8.00
Less: Profit sharing and related taxes	38	0.28	33	0.27	92	0.35	60	0.25
Operating expenses, excluding fuel, profit sharing and related taxes	$1,018	7.48	$926	7.56	2,017	7.57	1,834	7.75

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2015 Form 10-K, except as follows:
Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the June 30, 2016 cost per gallon of fuel. Based on projected fuel consumption for the next 12 months, including the impact of our hedging position, such an increase would result in an increase to aircraft fuel expense of approximately $122 million. As of June 30, 2016 we had hedged approximately 13% and 10% of our projected 2016 and 2017 fuel requirements, respectively. All hedge contracts existing at June 30, 2016 settle by December 31, 2017. The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts. Refer to Note 8 in our unaudited condensed consolidated financial statements, included in Part I, Item 1 of this Report, for additional information.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $1.4 billion of our debt and capital lease obligations, with the remaining $0.4 billion having floating interest rates. As of June 30, 2016, if interest rates were on average 100 basis points higher in 2016 our annual interest expense would increase by approximately $4 million. This is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt and capital leases.
If interest rates were to average 10% lower in 2016 than they did during 2015, our interest income from cash and investment balances would remain relatively constant. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents and investment securities balances at June 30, 2016 and December 31, 2015.
Convertible Debt
As of June 30, 2016, our $86 million aggregate principal amount of convertible debt had an estimated fair value of $274 million, based on an assumed conversion of the debt and the quoted market price of our common stock.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure.  Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2016.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the fiscal quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In September 2015, the Board of Directors authorized a three-year repurchase program starting January 1, 2016, of up to $250 million worth of shares. No shares were repurchased during the second quarter of 2016.

ITEM 5. OTHER INFORMATION
On July 26, 2016, the Company entered into amendments to its aircraft purchase and letter agreements with Airbus S.A.S. (“Airbus”). Pursuant to the amendments, JetBlue has placed an incremental order for 15 Airbus A321ceo aircraft and 15 A321neo aircraft scheduled to be delivered between 2017 and 2023. The company also has a right to convert its A321neo aircraft orders into A321LR aircraft beginning in the second half of 2019. The amendments further modify various customary aircraft purchase agreement terms, including delivery schedules and price escalation. The 2016 average list prices, before consideration of customary discounts agreed upon with Airbus, for the incremental Airbus A321ceo and A321neo aircraft (excluding conversion rights) total approximately $3.6 billion.

ITEM 6. EXHIBITS
Exhibits: See accompanying Exhibit Index included after the signature page of this Report for a list of the exhibits filed or furnished with this Report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	July 29, 2016	By:	/s/ Alexander Chatkewitz
Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1
Amended and Restated Certificate of Incorporation, as amended and restated as of May 20, 2016—incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC dated May 20, 2016.

10.1(1)	Letter of Agreement dated as of April 11, 2016 between Airbus S.A.S. and JetBlue Airways Corporation
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)
In accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended, portions of this agreement were omitted and a complete copy of this agreement has been provided to the Securities and Exchange Commission pursuant to the Company's Confidential Treatment Request.