Form 10-Q
period 2016-09-30
JETBLUE AIRWAYS CORP
filed 2016-10-28
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐           No ☑
As of September 30, 2016, there were 323,732,696 shares outstanding of the registrant’s common stock, par value $.01.

JETBLUE AIRWAYS CORPORATION
FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited, in millions, except per share data)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$873	$318
Investment securities	581	558
Receivables, less allowance (2016-$6; 2015-$6)	145	136
Prepaid expenses and other	409	361
Total current assets	2,008	1,373
PROPERTY AND EQUIPMENT
Flight equipment	7,522	7,079
Predelivery deposits for flight equipment	212	171
Total flight equipment and predelivery deposits, gross	7,734	7,250
Less accumulated depreciation	1,768	1,573
Total flight equipment and predelivery deposits, net	5,966	5,677
Other property and equipment	940	868
Less accumulated depreciation	335	293
Total other property and equipment, net	605	575
Assets constructed for others	561	561
Less accumulated depreciation	179	161
Total assets constructed for others, net	382	400
Total property and equipment	6,953	6,652
OTHER ASSETS
Investment securities	55	49
Restricted cash	68	63
Other	495	507
Total other assets	618	619
TOTAL ASSETS	$9,579	$8,644

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited, in millions, except per share data)

	September 30, 2016	December 31, 2015
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$267	$205
Air traffic liability	1,141	1,053
Accrued salaries, wages and benefits	349	302
Other accrued liabilities	309	267
Current maturities of long-term debt and capital leases	439	448
Total current liabilities	2,505	2,275
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	1,250	1,379
CONSTRUCTION OBLIGATION	461	472
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	1,423	1,218
Other	94	90
Total deferred taxes and other liabilities	1,517	1,308
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 395 and 392 shares issued and 324 and 322 shares outstanding at September 30, 2016 and December 31, 2015, respectively	4	4
Treasury stock, at cost; 71 and 70 shares at September 30, 2016 and December 31, 2015, respectively	(380)	(366)
Additional paid-in capital	1,955	1,896
Retained earnings	2,257	1,679
Accumulated other comprehensive income (loss)	10	(3)
Total stockholders’ equity	3,846	3,210
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,579	$8,644

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
OPERATING REVENUES
Passenger	$1,571	$1,551	$4,536	$4,455
Other	161	136	455	367
Total operating revenues	1,732	1,687	4,991	4,822
OPERATING EXPENSES
Aircraft fuel and related taxes	293	342	782	1,048
Salaries, wages and benefits	421	389	1,270	1,139
Landing fees and other rents	98	91	276	264
Depreciation and amortization	102	84	289	252
Aircraft rent	28	30	84	92
Sales and marketing	60	69	197	199
Maintenance materials and repairs	153	132	427	371
Other operating expenses	223	199	650	571
Total operating expenses	1,378	1,336	3,975	3,936
OPERATING INCOME	354	351	1,016	886
OTHER INCOME (EXPENSE)
Interest expense	(28)	(32)	(85)	(98)
Capitalized interest	2	2	6	6
Interest income and other	2	1	5	—
Total other income (expense)	(24)	(29)	(74)	(92)
INCOME BEFORE TAXES	330	322	942	794
Income tax expense	131	124	363	307
NET INCOME	$199	$198	$579	$487

EARNINGS PER COMMON SHARE:
Basic	$0.61	$0.63	$1.79	$1.55
Diluted	$0.58	$0.58	$1.70	$1.42

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended September 30,
	2016	2015
NET INCOME	$199	$198
Changes in fair value of derivative instruments, net of reclassifications into earnings (net of $(4) and $3 of taxes in 2016 and 2015, respectively)	(6)	6
Total other comprehensive income	(6)	6
COMPREHENSIVE INCOME	$193	$204

	Nine Months Ended September 30,
	2016	2015
NET INCOME	$579	$487
Changes in fair value of derivative instruments, net of reclassifications into earnings (net of $8 and $28 of taxes in 2016 and 2015, respectively)	13	45
Total other comprehensive income	13	45
COMPREHENSIVE INCOME	$592	$532

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in millions)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$579	$487
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	204	201
Depreciation	248	210
Amortization	41	42
Stock-based compensation	18	15
Gains on sale of assets and debt extinguishment	(4)	(7)
Collateral returned for derivative instruments	—	44
Changes in certain operating assets and liabilities	243	300
Other, net	(12)	2
Net cash provided by operating activities	1,317	1,294
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(480)	(493)
Predelivery deposits for flight equipment	(118)	(59)
Purchase of held-to-maturity investments	(151)	(340)
Proceeds from the maturities of held-to-maturity investments	282	224
Purchase of available-for-sale securities	(507)	(237)
Proceeds from the sale of available-for-sale securities	345	140
Other, net	(1)	2
Net cash used in investing activities	(630)	(763)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	26	68
Repayment of long-term debt and capital lease obligations	(148)	(232)
Acquisition of Treasury Stock	(14)	(164)
Other, net	4	—
Net cash used in financing activities	(132)	(328)
INCREASE IN CASH AND CASH EQUIVALENTS	555	203
Cash and cash equivalents at beginning of period	318	341
Cash and cash equivalents at end of period	$873	$544

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
Held-to-maturity investment securities. The contractual maturities of the corporate bonds we held as of September 30, 2016 were not greater than 24 months. We did not record any significant gains or losses on these securities during the three and nine months ended September 30, 2016 or 2015. The estimated fair value of these investments approximated their carrying value as of September 30, 2016 and December 31, 2015, respectively.
The carrying values of investment securities consisted of the following at September 30, 2016 and December 31, 2015 (in millions):

	September 30, 2016	December 31, 2015
Available-for-sale securities
Time deposits	$145	$125
Commercial paper	20	55
Treasury bills	252	75
Total available-for-sale securities	417	255
Held-to-maturity securities
Corporate bonds	$38	$322
Treasury notes	181	30
Total held-to-maturity securities	219	352
Total investment securities	$636	$607
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Recent Accounting Pronouncements
During the first quarter of 2016, we adopted ASU 2015-03, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs topic of the FASB Codification, or Codification. ASU 2015-03 provides a simplified presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Upon adoption, ASU 2015-03 requires retrospective application to all prior periods presented in the financial statements. Our condensed consolidated balance sheet as of December 31, 2015 reflects retrospective application and includes our unamortized debt issuance costs of $16 million within long-term debt and capital lease obligations. Prior to adoption this amount was included within other long-term assets.
Also during the first quarter of 2016, we adopted ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement topic of the Codification, which provides guidance to clarify customers' accounting for fees paid in a cloud computing arrangement. Customers' cloud computing arrangements which include a software license should account for the software license consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. We adopted ASU 2015-05 prospectively and do not expect the amendments to have a significant impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under ASU 2016-02, a lessee will recognize liabilities for lease payments and right-of-use assets representing its right to use the underlying asset for the lease term. While we are still evaluating the full impact of adopting the amendments on our consolidated financial statements and disclosures, we have determined that it will impact our accounting for leased aircraft and other leasing agreements. The amendments are effective for fiscal years beginning after December 15, 2018 and includes interim periods within those fiscal years. Early adoption is permitted, and companies are required to use a modified retrospective approach at the earliest period presented.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments apply to several aspects of accounting for stock-based compensation including the recognition of excess tax benefits and deficiencies and their related presentation in the statement of cash flows as well as accounting for forfeitures. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods and allows for prospective, retrospective or modified retrospective adoption, depending on the area covered in the update, with early adoption permitted. We are currently determining the transition method and assessing the impact the amendments may have on our financial condition, results of operations and cash flows.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers topic of the Codification, which supersedes existing revenue recognition guidance. Under the ASU 2014-09, a company will recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. The amendments allow for either full retrospective or modified retrospective adoption. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year to interim and annual reporting periods beginning after December 15, 2017 and permitted early adoption, but not prior to December 15, 2016. While we are still evaluating the full impact of adopting the amendments on our consolidated financial statements and disclosures, we have determined that it will impact our loyalty program accounting. The amendments will no longer allow us to use the incremental cost method when recording the financial impact of TrueBlue® points earned on qualifying JetBlue purchases and will require us to re-value our liability with a relative fair value approach.

Note 2—Long Term Debt, Short Term Borrowings, and Capital Lease Obligations
During the nine months ended September 30, 2016, we made scheduled principal payments of $148 million on our outstanding long-term debt and capital lease obligations. As a result of scheduled principal payments, two aircraft became unencumbered.
Aircraft, engines, other equipment and facilities with a net book value of $2.8 billion at September 30, 2016 have been pledged as security under various loan agreements. As of September 30, 2016, we owned, free of encumbrance, 46 Airbus A320 aircraft, 24 Airbus A321 aircraft and 32 spare engines. At September 30, 2016, scheduled maturities of all of our long-term debt and capital lease obligations were $306 million for the remainder of 2016, $185 million in 2017, $193 million in 2018, $215 million in 2019, $179 million in 2020 and $611 million thereafter.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The carrying amounts and estimated fair values of our long-term debt at September 30, 2016 and December 31, 2015 were as follows (in millions):

	September 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Public Debt
Floating rate enhanced equipment notes
Class G-1, due 2016	$—	$—	$16	$16
Class G-2, due 2016	185	185	185	184
Fixed rate special facility bonds, due through 2036	43	47	43	45
6.75% convertible debentures due in 2039(1)	86	304	86	405
Non-Public Debt
Fixed rate enhanced equipment notes, due through 2023	$189	$204	$201	$209
Floating rate equipment notes, due through 2025	177	180	193	195
Fixed rate equipment notes, due through 2026	879	980	964	1,042
Total(2)	$1,559	$1,900	$1,688	$2,096
(1) On September 16, 2016, we made a mandatory offer to repurchase the remaining holdings of approximately $86 million in principal amount which closed on October 17, 2016.
(2) Total excludes capital lease obligations of $142 million for September 30, 2016 and $155 million for December 31, 2015, and deferred financing costs of 12 million for September 30, 2016 and $16 million for December 31, 2015
The estimated fair values of our publicly held long-term debt are classified as Level 2 in the fair value hierarchy. The fair values of our enhanced equipment notes and our special facility bonds were based on quoted market prices in markets with low trading volumes. The fair value of our convertible debentures was based on other observable market inputs since they are not actively traded. The fair value of our non-public debt was estimated using a discounted cash flow analysis based on our borrowing rates for instruments with similar terms and therefore classified as Level 3 in the fair value hierarchy. The fair values of our other financial instruments approximate their carrying values. Refer to Note 7 for an explanation of the fair value hierarchy structure.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3—Earnings Per Share
The following table shows how we computed basic and diluted earnings per common share (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net Income	$199	$198	$579	$487
Effect of dilutive securities:
Interest on convertible debt, net of income taxes and profit sharing	1	1	2	4
Net income applicable to common stockholders after assumed conversions for diluted earnings per share	$200	$199	$581	$491

Denominator:
Weighted average shares outstanding	323.7	313.8	322.8	313.6
Effect of dilutive securities:
Employee stock options, restricted stock units and stock purchase plan	1.8	2.6	2.0	2.9
Convertible debt	17.6	27.1	17.6	29.3
Adjusted weighted average shares outstanding and assumed conversions for diluted earnings per share	343.1	343.5	342.4	345.8
During the three and nine months ended September 30, 2016 and 2015 there were no shares excluded from earnings per share upon assumed conversion of our convertible debt.

Note 4—Crewmember Retirement Plan and Profit Sharing
We sponsor a retirement savings 401(k) defined contribution plan, or the Plan, covering all of our U.S. and Puerto Rico employees, who we refer to as Crewmembers, where we match 100% of our Crewmembers' contributions up to 5% of their eligible wages. The matching contributions vest over five years and are measured from a Crewmember's hire date. Crewmembers are immediately vested in their voluntary contributions.
Another component of the Plan is a Company discretionary contribution of 5% of eligible non-management Crewmember compensation, which we refer to as Retirement Plus. Retirement Plus contributions vest over three years and are measured from a Crewmember's hire date.
For years prior to 2017, our non-management Crewmembers are also eligible to receive profit sharing, calculated as 15% of adjusted pre-tax income before profit sharing and special items with the result reduced by Retirement Plus contributions. Eligible non-management Crewmembers may elect to have their profit sharing contributed directly to the Plan. Beginning with 2017 adjusted pre-tax income, non-management Crewmembers will be eligible to receive profit sharing, calculated as 10% of adjusted pre-tax income before profit sharing and special items up to a pre-tax margin of 18% with the result reduced by Retirement Plus contributions. If JetBlue's resulting pre-tax margin exceeds 18%, non-management Crewmembers will receive 20% profit sharing above an 18% pre-tax margin.
Certain Federal Aviation Administration, or FAA-licensed Crewmembers, receive an additional contribution of 3% of eligible compensation, which we refer to as Retirement Advantage. Total 401(k) company match, Retirement Plus, profit sharing and Retirement Advantage expensed for the three months ended September 30, 2016 and 2015 was $74 million and $72 million, respectively, while the total amount expensed for the nine months ended September 30, 2016 and 2015 was $221 million and $184 million, respectively.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5—Commitments and Contingencies
Flight Equipment Commitments
As of September 30, 2016, our firm aircraft orders consisted of 25 Airbus A320 new engine option (neo) aircraft, 31 Airbus A321 aircraft, 60 Airbus A321neo aircraft, 24 EMBRAER 190 aircraft and 10 spare engines scheduled for delivery through 2023. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $252 million for the remainder of 2016, $1.1 billion in 2017, $897 million in 2018, $1.3 billion in 2019, $1.6 billion in 2020 and $3.2 billion thereafter. In July 2016 we finalized two lease agreements to receive two additional Airbus A321 aircraft which we expect to be delivered during the fourth quarter of 2016. We are scheduled to receive five new Airbus A321 aircraft during the remainder of 2016.
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
As of September 30, 2016, we had approximately $34 million in assets serving as collateral for letters of credit relating to a certain number of our leases. These are included in restricted cash and expire at the end of the related lease terms. Additionally, we had approximately $26 million pledged related to our workers compensation insurance policies and other business partner agreements which will expire according to the terms of the related policies or agreements.
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
The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of September 30, 2016 related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

	Jet fuel swap agreements	Jet fuel collar agreements	Heating oil collar agreements	Total
Fourth Quarter 2016	25%	—%	—%	25%
First Quarter 2017	11%	—%	—%	11%
Second Quarter 2017	10%	—%	—%	10%
Third Quarter 2017	10%	—%	—%	10%
Fourth Quarter 2017	10%	—%	—%	10%

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Interest rate swaps
The final interest payment relating to our interest rate hedge took place in August 2016. As such, as of September 30, 2016, we did not have any notional debt outstanding related to these swaps. These interest rate hedges effectively swapped floating rate debt for fixed rate debt. They took advantage of lower borrowing rates in existence at the time of the hedge transaction as compared to the date our original debt instruments were executed. The notional amount decreased over time to match scheduled repayments of the related debt.
All of our previously outstanding interest rate swap contracts qualified as cash flow hedges in accordance with the Derivatives and Hedging topic of the Codification. Since all of the critical terms of our swap agreements match the debt to which they pertain, there was no ineffectiveness relating to these interest rate swaps in 2016 or 2015. All related unrealized losses were deferred in accumulated other comprehensive loss. We recognized a $1 million gain in interest expense in the nine months ended September 30, 2016. We did not recognize any material additional interest expense in the nine months ended September 30, 2015. We did not recognize any material interest rate hedge gains or losses in other comprehensive income in the nine months ended September 30, 2016 or 2015. As of September 30, 2016 and December 31, 2015, we did not recognize any material interest rate hedge assets, liabilities or associated collateral.
The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

Fuel derivatives	September 30, 2016	December 31, 2015
Asset fair value recorded in prepaid expense and other(1)	$14	$—
Asset fair value recorded in other long term assets(1)	$3	$—
Liability fair value recorded in other accrued liabilities(1)	$—	$5
Longest remaining term (months)	15	12
Hedged volume (barrels, in thousands)	3,045	900
Estimated amount of existing gains (losses) expected to be reclassified into earnings in the next 12 months	$16	$(4)

	Three Months Ended September 30,		Nine Months Ended September 30,
Fuel derivatives	2016	2015	2016	2015
Hedge effectiveness gains (losses) recognized in aircraft fuel expense	$1	$(27)	$1	$(93)
Gains on derivatives not qualifying for hedge accounting recognized in other expense	—	—	—	1
Hedge (losses) gains on derivatives recognized in comprehensive income	(8)	(18)	23	(20)
Percentage of actual consumption economically hedged	24%	14%	8%	18%

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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The impact of offsetting derivative instruments is depicted below (in millions):

	Gross Amount of Recognized		Gross Amount of Cash Collateral	Net Amount Presented on Balance Sheet
Fuel derivatives	Assets	Liabilities	Offset	Assets	Liabilities
As of September 30, 2016	$17	$—	$—	$17	$—
As of December 31, 2015	—	5	—	$—	5

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
The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of September 30, 2016 and December 31, 2015 (in millions):

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$736	$—	$—	$736
Available-for-sale investment securities	252	165	—	417
Aircraft fuel derivatives	—	17	—	17
	$988	$182	$—	$1,170

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$147	$—	$—	$147
Available-for-sale investment securities	75	180	—	255
	$222	$180	$—	$402
Liabilities
Aircraft fuel derivatives	$—	$5	$—	$5
	$—	$5	$—	$5
Refer to Note 2 for fair value information related to our outstanding debt obligations as of September 30, 2016 and December 31, 2015.

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
Available-for-sale investment securities
Included in our available-for-sale investment securities are U.S. treasury bills, time deposits and commercial paper with maturities of greater than 90 days but less than one year. The U.S. treasury bills are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy. The fair values of our time deposits and commercial paper instruments are based on observable inputs in non-active markets and are therefore classified as Level 2 in the hierarchy. We did not record any significant gains or losses on these securities during the three and nine months ended September 30, 2016 and 2015.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8—Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting. A rollforward of the amounts included in the accumulated other comprehensive income (loss), net of taxes for the three months ended September 30, 2016 and September 30, 2015 are as follows (in millions):

	Aircraft Fuel Derivatives(1)	Interest Rate Swaps(2)	Total
Balance of accumulated gains (losses) at June 30, 2016	$15	$1	$16
Reclassifications into earnings (net of $0 of taxes)	(1)	(1)	(2)
Change in fair value (net of $(4) of taxes)	(4)	—	(4)
Balance of accumulated gains at September 30, 2016	$10	$—	$10

Balance of accumulated losses at June 30, 2015	$(24)	$—	$(24)
Reclassifications into earnings (net of $10 of taxes)	17	—	17
Change in fair value (net of $(7) of taxes)	(11)	—	(11)
Balance of accumulated losses at September 30, 2015	$(18)	$—	$(18)
(1) Reclassified to aircraft fuel expense
(2) Reclassified to interest expense
A rollforward of the amounts included in the accumulated other comprehensive income (loss), net of taxes for the nine months ended September 30, 2016 and September 30, 2015 are as follows (in millions):

	Aircraft Fuel Derivatives(1)	Interest Rate Swaps(2)	Total
Balance of accumulated (losses) gains at December 31, 2015	$(4)	$1	$(3)
Reclassifications into earnings (net of $0 of taxes)	(1)	(1)	(2)
Change in fair value (net of $8 of taxes)	15	—	15
Balance of accumulated gains at September 30, 2016	$10	$—	$10

Balance of accumulated losses at December 31, 2014	$(63)	$—	$(63)
Reclassifications into earnings (net of $36 of taxes)	57	—	57
Change in fair value (net of $(8) of taxes)	(12)	—	(12)
Balance of accumulated losses at September 30, 2015	$(18)	$—	$(18)
(1) Reclassified to aircraft fuel expense
(2) Reclassified to interest expense
Note 9—Subsequent Event
During October 2016, we entered agreements to buy out four of our aircraft leases for over $70 million. We anticipate completing these transactions during the fourth quarter of 2016.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Third Quarter 2016 Highlights

•	We had a $45 million increase in operating revenue compared to the third quarter of 2015 due primarily to a 6.3% increase in capacity, partially offset by a 5.9% decrease in yield per passenger mile.

•	We generated $1.3 billion in cash from operations for the nine months ended September 30, 2016.

•
Operating expense per available seat mile decreased by 3.1% to 9.99 cents, primarily due to a significant decline in aircraft fuel expenses and an increase in available seat miles. Excluding fuel, profit sharing and related taxes, our cost per available seat mile(1) increased by 3.1%.

•
Operating income was $354 million, an increase of $3 million over the comparable period in 2015. This increase was principally driven by a reduction in aircraft fuel expenses and higher revenue, partially offset by increases in most other expense categories.

Balance Sheet
We ended the third quarter of 2016 with unrestricted cash, cash equivalents and short-term investments of $1.5 billion and undrawn lines of credit of approximately $600 million. Our unrestricted cash, cash equivalents and short-term investments are approximately 22% of trailing twelve months revenue. We increased the number of unencumbered aircraft by three during the quarter by using cash on hand to pay for our deliveries. We had 70 unencumbered aircraft and 32 unencumbered spare engines as of September 30, 2016.
Fleet
In conjunction with our intention to expand our Mint experience, we amended our purchase agreement with Airbus during July 2016 to add 30 incremental Airbus A321 aircraft scheduled to be delivered between 2017 and 2023. We believe these incremental aircraft will allow us to continue to grow profitably, particularly in the transcontinental market.
In support of our long-term transcontinental plans we currently expect 15 of the incremental 30 Airbus A321 aircraft to be delivered with the current engine option beginning in 2017. Our amendment includes flexibility to take these deliveries in our Mint or all-core configuration. We anticipate the remaining 15 aircraft to be Airbus A321 new engine option (A321neo), scheduled to be delivered beginning in 2020. Starting after June 2019, we would have the option to take any or all of our A321neo deliveries with the Long Range configuration, the A321-LR.
Network
Over the last decade, JetBlue has steadily built a presence in both Boston and Fort Lauderdale-Hollywood to complement our hometown market of New York City. Recently, We announced routes to add to our Focus Cities to include more leisure markets such as Fort Lauderdale-Hollywood to Aruba, more transcontinental markets such as Orlando to Los Angeles, more Mint markets such as JFK to Grenada, and business markets like Boston to Atlanta.
Mint service continues to contribute to improved revenue per available seat mile and operating margin. We expect to launch Mint service from Boston to Los Angeles during the fourth quarter of 2016 and Fort Lauderdale-Hollywood to Los Angeles and San Francisco during the first half of 2017.
During the third quarter of 2016, we operated the first commercial US flight to Cuba in 50 years with our inaugural flight from Fort Lauderdale-Hollywood to Santa Clara of which we are immensely proud. We expect to launch scheduled service to three new BlueCities in Cuba: Havana, Camagüey, and Holguín during the fourth quarter of 2016.
We believe JetBlue is uniquely situated to be the carrier of choice to provide scheduled service to Cuba based on our strong presence in Florida, long standing Cuban charter experience and our success in similar destinations such as the Dominican Republic.
Investment in Our Crewmembers
Effective January 1, 2017, profit sharing eligible Crewmembers will receive an 8% raise and a modified profit sharing plan. Beginning with 2017 adjusted pre-tax income, non-management Crewmembers are expected to be eligible to receive profit sharing, calculated as 10% of adjusted pre-tax income before profit sharing and special items up to pre-tax margin of 18% with the result reduced by Retirement Plus contributions. If JetBlue's pre-tax margin exceeds 18%, non-management Crewmembers will receive 20% profit sharing above the 18% margin. We believe these changes reflect industry trends and ensure our Crewmember rewards are fair and competitive.

(1) Refer to our "Regulation G Reconciliation" note below for more information on this non-GAAP measure.
Outlook for 2016
For the fourth quarter of 2016, cost per available seat mile, excluding fuel and profit sharing(1) is expected to increase between 4.5% and 6.5% over the comparable 2015 period, including a negative impact from hurricane Matthew of approximately half a point. In addition, we expect operating capacity to increase between 3.0% and 5.0% over the comparable 2015 period, including a negative impact from hurricane Matthew of approximately half a point.
For the full year 2016, we expect our operating capacity to increase between 8.5% and 9.0% over full year 2015 with the addition of five Airbus A321 aircraft to our operating fleet during the remainder of the year. We expect our cost per available seat mile, excluding fuel and profit sharing(1), for full year 2016 to increase between 0.0% and 1.5% over full year 2015.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2016 vs. 2015
Overview
We reported net income of $199 million, an operating income of $354 million and an operating margin of 20.5% for the three months ended September 30, 2016. This compares to net income of $198 million, an operating income of $351 million and an operating margin of 20.8% for the three months ended September 30, 2015. Diluted earnings per share were $0.58 for the third quarter of 2016 compared to $0.58 for the same period in 2015.
On-time performance, as defined by the Department of Transportation, or DOT, is arrival within 14 minutes of scheduled arrival time. In the third quarter of 2016, our systemwide on-time performance was 73.9% compared to 77.8% for the same period in 2015. Our on-time performance remains challenged by our concentration of operations in the northeast of the U.S., one of the world's most congested airspaces. Our completion factor was 98.9% in the third quarter of 2016 and 99.3% in the same period in 2015.
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Three months ended September 30,		Year-over-Year Change
	2016	2015	$	%
Passenger revenue	$1,571	$1,551	$20	1.3
Other revenue	161	136	25	17.9
Total operating revenues	$1,732	$1,687	$45	2.6

Average Fare	$157.87	$167.96	$(10.09)	(6.0)
Yield per passenger mile (cents)	13.20	14.02	(0.82)	(5.9)
Passenger revenue per ASM (cents)	11.39	11.96	(0.57)	(4.7)
Operating revenue per ASM (cents)	12.55	13.01	(0.46)	(3.5)
Average stage length (miles)	1,091	1,094	(3)	(0.3)
Revenue passengers (thousands)	9,953	9,237	716	7.7
Revenue passenger miles (millions)	11,905	11,063	842	7.6
Available Seat Miles (ASMs) (millions)	13,796	12,976	820	6.3
Load Factor	86.3%	85.3%		1.0	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue as well as revenue from our ancillary product offerings such as EvenMore™ Space. The increase in passenger revenue of $20 million, or 1.3%, for the three months ended September 30, 2016, compared to the same period in 2015, was primarily attributable to a 7.7% increase in revenue passengers, partially offset by a 6.0% decrease in average fare. The increase in other revenue of $25 million, or 17.9%, for the three months ended September 30, 2016, compared to the same period in 2015, was primarily attributable to the initial performance of the new co-branded credit card.

Operating Expenses
In detail, our operating costs per available seat mile, or ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Three Months Ended September 30,		Year-over-Year Change		Cents per ASM
	2016	2015	$	%	2016	2015	% Change
Aircraft fuel and related taxes	$293	$342	$(49)	(14.4)%	2.13	2.63	(19.4)%
Salaries, wages and benefits	421	389	32	8.0	3.05	3.00	1.6
Landing fees and other rents	98	91	7	8.2	0.71	0.70	1.7
Depreciation and amortization	102	84	18	21.0	0.73	0.65	13.8
Aircraft rent	28	30	(2)	(8.5)	0.20	0.23	(13.9)
Sales and marketing	60	69	(9)	(12.1)	0.44	0.53	(17.3)
Maintenance materials and repairs	153	132	21	15.9	1.11	1.02	9.0
Other operating expenses	223	199	24	11.7	1.62	1.54	5.1
Total operating expenses	$1,378	$1,336	$42	3.0%	9.99	10.30	(3.1)%
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes decreased by $49 million, or 14.4%, for the three months ended September 30, 2016 compared to the same period in 2015. The average fuel price for the third quarter 2016 decreased by 20.0% to $1.48 per gallon. This was partially offset by an increase of 7.0%, or 13 million gallons, in our fuel consumption and a 5.1% increase in the average number of aircraft operating during the third quarter 2016 as compared to the same period in 2015. Settlement of effective fuel hedges included in Aircraft fuel and related taxes during the third quarter of 2016 were gains of $1 million compared to losses of $27 million in the same period of 2015.
Salaries, Wages and Benefits
Salaries, wages and benefits increased $32 million, or 8.0%, for the three months ended September 30, 2016 compared to the same period in 2015, primarily driven by additional headcount. It was our largest expense for the quarter, representing approximately 31% of our total operating expenses.
Depreciation and Amortization
Depreciation and amortization increased $18 million, or 21.0%, for the three months ended September 30, 2016 compared to the same period in 2015, primarily driven by a 5.1% increase in the average number of aircraft operating during third quarter of 2016 as compared to the same period in 2015.
Maintenance Materials and Repairs
Maintenance materials and repairs increased $21 million, or 15.9%, for the three months ended September 30, 2016 compared to the same period in 2015, primarily driven by increased flight hours on our engine flight-hour based maintenance repair agreements.
Other Operating Expenses
Other operating expenses increased $24 million, or 11.7%, for the three months ended September 30, 2016 compared to the same period in 2015, primarily due to an increase in airport and technology services and passenger on-board supplies resulting from an increased number of passengers flown.

Nine Months Ended September 30, 2016 vs. 2015
Overview
We reported net income of $579 million, an operating income of $1 billion and an operating margin of 20.4% for the nine months ended September 30, 2016. This compares to net income of $487 million, an operating income of $886 million and an operating margin of 18.4% for the nine months ended September 30, 2015. Diluted earnings per share were $1.70 for the nine months ended September 30, 2016 compared to $1.42 for the same period in 2015.
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

Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Nine Months Ended September 30,		Year-over-Year Change
	2016	2015	$	%
Passenger revenue	$4,536	$4,455	$81	1.8
Other revenue	455	367	88	24.0
Total operating revenues	$4,991	$4,822	$169	3.5

Average Fare	$157.88	$170.12	$(12.24)	(7.2)
Yield per passenger mile (cents)	13.17	14.30	(1.13)	(7.9)
Passenger revenue per ASM (cents)	11.22	12.16	(0.94)	(7.7)
Operating revenue per ASM (cents)	12.35	13.16	(0.81)	(6.2)
Average stage length (miles)	1,099	1,092	7	0.6
Revenue passengers (thousands)	28,731	26,190	2,541	9.7
Revenue passenger miles (millions)	34,434	31,157	3,277	10.5
Available Seat Miles (ASMs) (millions)	40,421	36,632	3,789	10.3
Load Factor	85.2%	85.1%		0.1	pts.
The increase in passenger revenue of $81 million, or 1.8% for the nine months ended September 30, 2016, compared to the same period in 2015, was primarily attributable to a 9.7% increase in revenue passengers, partially offset by a 7.2% decrease in average fare. The increase in other revenue of $88 million, or 24.0%, for the nine months ended September 30, 2016, compared to the same period in 2015, was primarily attributable to Fare Options bag fees which started at the end of the second quarter of 2015.

Operating Expenses
In detail, our operating costs per available seat mile, or ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Nine Months Ended September 30,		Year-over-Year Change		Cents per ASM
	2016	2015	$	%	2016	2015	% Change
Aircraft fuel and related taxes	$782	$1,048	$(266)	(25.4)%	1.94	2.87	(32.4)%
Salaries, wages and benefits	1,270	1,139	131	11.5	3.14	3.11	1.0
Landing fees and other rents	276	264	12	4.5	0.68	0.72	(5.3)
Depreciation and amortization	289	252	37	14.4	0.71	0.69	3.7
Aircraft rent	84	92	(8)	(9.3)	0.21	0.25	(17.8)
Sales and marketing	197	199	(2)	(0.9)	0.49	0.54	(10.2)
Maintenance materials and repairs	427	371	56	15.1	1.05	1.01	4.3
Other operating expenses	650	571	79	14.0	1.61	1.56	3.3
Total operating expenses	$3,975	$3,936	$39	1.0%	9.83	10.75	(8.5)%
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes decreased by $266 million, or 25.4%, for the nine months ended September 30, 2016 compared to the same period in 2015, and represented approximately 19.7% of our total operating expenses. The decrease was primarily driven by a decline in average fuel cost per gallon from $2.01 in 2015 to $1.37 in 2016. Settlement of effective fuel hedges included in Aircraft fuel and related taxes during the nine months ended September 30, 2016 were gains of $1 million compared to losses of $93 million during the same period of 2015 also contributed to the decline in average fuel cost per gallon. The decrease in average fuel cost per gallon was partially offset by an increase in fuel consumption of 51 million gallons or 9.8% mainly due to a 5.6% increase in the average number of operating aircraft in 2016 compared to 2015 as well as a 7.2% increase in departures.
Salaries, Wages and Benefits
Salaries, wages and benefits increased $131 million, or 11.5%, for the nine months ended September 30, 2016 compared to the same period in 2015. The primary drivers were an increase in profit sharing which is based on adjusted pre-tax income as well as additional headcount. Our average number of full-time equivalent employees in the nine months ended September 30, 2016 increased by 7.7% compared to the same period in 2015.
Depreciation and Amortization
Depreciation and amortization increased $37 million, or 14.4%, for the nine months ended September 30, 2016 compared to the same period in 2015, primarily driven by a 5.6% increase in the average number of aircraft operating during the nine months ended September 30, 2016 compared to the same period 2015.
Maintenance Materials and Repairs
Maintenance materials and repairs increased $56 million, or 15.1%, for the nine months ended September 30, 2016 compared to the same period in 2015, primarily driven by increased flight hours on our engine flight-hour based maintenance repair agreements and by the number of airframe heavy maintenance repairs.
Other Operating Expenses
Other operating expenses increased $79 million, or 14.0%, for the nine months ended September 30, 2016 compared to the same period in 2015, primarily due to an increase in airport services and passenger on-board supplies resulting from an increased number of passengers flown. Other operating expenses for the nine months ended September 30, 2016 and 2015 include a $4 million gain related to the sale of an engine and a $9 million gain related to an insurance recovery for a damaged engine, respectively.

The following table sets forth our operating statistics for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(percent changes based on unrounded numbers)	2016	2015	%		2016	2015	%
Operational Statistics
Revenue passengers (thousands)	9,953	9,237	7.7		28,731	26,190	9.7
Revenue passenger miles (RPMs) (millions)	11,905	11,063	7.6		34,434	31,157	10.5
Available seat miles (ASMs) (millions)	13,796	12,976	6.3		40,421	36,632	10.3
Load factor	86.3%	85.3%	1.0	pts	85.2%	85.1%	0.1	pts
Aircraft utilization (hours per day)	12.2	12.2	—		12.2	12.0	1.7

Average fare	$157.87	$167.96	(6.0)		$157.88	$170.12	(7.2)
Yield per passenger mile (cents)	13.20	14.02	(5.9)		13.17	14.30	(7.9)
Passenger revenue per ASM (cents)	11.39	11.96	(4.7)		11.22	12.16	(7.7)
Operating revenue per ASM (cents)	12.55	13.01	(3.5)		12.35	13.16	(6.2)
Operating expense per ASM (cents)	9.99	10.30	(3.1)		9.83	10.75	(8.5)
Operating expense per ASM, excluding fuel and related taxes (cents)	7.86	7.67	2.5		7.89	7.88	0.2
Operating expense per ASM, excluding fuel, profit sharing and related taxes (cents)(1)	7.53	7.31	3.1		7.55	7.59	(0.4)

Departures	86,801	82,989	4.6		253,325	236,370	7.2
Average stage length (miles)	1,091	1,094	(0.3)		1,099	1,092	0.6
Average number of operating aircraft during period	219.6	209.0	5.1		217.8	206.3	5.6
Average fuel cost per gallon, including fuel taxes	$1.48	$1.85	(20.0)		$1.37	$2.01	(32.0)
Fuel gallons consumed (millions)	198	185	7.0		573	522	9.8
Average number of full-time equivalent crewmembers					15,521	14,418	7.7
(1) Refer to our “Regulation G Reconciliation” note below for more information on this non-GAAP measure.
Although we experienced revenue growth throughout 2015 as well as in the first nine months of 2016, this trend may not continue. Except for the uncertainty related to the direction of fuel prices, we expect our expenses to continue to increase as we acquire additional aircraft, as our fleet ages and as we expand the frequency of flights in existing markets as well as enter into new markets. In addition, we expect our operating results to significantly fluctuate from quarter-to-quarter in the future as a result of various factors, many of which are outside of our control. Consequently, we believe quarter-to-quarter comparisons of our operating results may not necessarily be meaningful; you should not rely on our results for any one quarter as an indication of our future performance.
LIQUIDITY AND CAPITAL RESOURCES
The airline business is capital intensive. Our ability to successfully execute our growth plans is largely dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business depends on maintaining sufficient liquidity. We believe we have adequate resources from a combination of cash and cash equivalents, investment securities on hand and two available lines of credit. Additionally, as of September 30, 2016, we had 70 unencumbered aircraft and 32 unencumbered spare engines which we believe could be an additional source of liquidity, if necessary.
We believe a healthy liquidity position is crucial to our ability to weather any part of the economic cycle while continuing to execute on our plans for profitable growth and increased returns. Our goal is to continue to be diligent with our liquidity, maintaining financial flexibility and allowing for prudent capital spending.

At September 30, 2016, we had unrestricted cash and cash equivalents of $873 million and short-term investments of $581 million. We believe our current level of unrestricted cash, cash equivalents and short-term investments of approximately 22% of trailing twelve months revenue, combined with our available lines of credit and portfolio of unencumbered assets provides us with a strong liquidity position and the potential for higher returns on cash deployment.
Analysis of Cash Flows
Operating Activities
We rely primarily on operating cash flows to provide working capital for current and future operations. Cash flows from operating activities were $1.3 billion for the nine months ended September 30, 2016 and 2015. Higher earnings, principally driven by a reduction in aircraft fuel expenses and higher passenger revenue, partially offset by higher profit sharing, contributed to our growth in operating cash flows.
Investing Activities
During the nine months ended September 30, 2016, capital expenditures related to our purchase of flight equipment included $296 million related to the purchase of seven Airbus A321 aircraft, $67 million in work-in-progress relating to flight equipment, $118 million for flight equipment deposits, and $12 million for spare part purchases. Other property and equipment capital expenditures also included ground equipment purchases and facilities improvements for $105 million.
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
Financing Activities
Financing activities for the nine months ended September 30, 2016 primarily consisted of the scheduled maturities of $148 million relating to debt and capital lease obligations.
Financing activities for the nine months ended September 30, 2015 consisted of the scheduled maturities of $148 million relating to debt and capital lease obligations, prepayment of $52 million of outstanding principal relating to seven Airbus A320 aircraft as well as the outstanding balance of $32 million on a special facility revenue bond for JFK that was issued by the New York City Industrial Development Agency in December 2006. In addition, we acquired $164 million in treasury shares of which $150 million related to our accelerated share repurchase, or ASR, in June 2015. During the period, we realized $68 million in proceeds from the issuance of stock related to employee share-based compensation.
 Working Capital
We had a working capital deficit of $497 million and $902 million at September 30, 2016 and December 31, 2015, respectively. Working capital deficits can be customary in the airline industry because air traffic liability is classified as a current liability. Our working capital deficit decreased by $405 million due to several factors, primarily due to an overall increase in our cash balances.
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

Contractual Obligations
Our noncancelable contractual obligations at September 30, 2016, include the following (in millions):

	Payments due in
	Total	2016	2017	2018	2019	2020	Thereafter
Debt and capital lease obligations(1)	$1,960	$323	$245	$243	$254	$208	$687
Lease commitments	1,381	47	181	174	146	123	710
Flight equipment purchase obligations	8,321	252	1,066	897	1,345	1,571	3,190
Other obligations(2)	3,931	598	607	609	637	461	1,019
Total	$15,593	$1,220	$2,099	$1,923	$2,382	$2,363	$5,606
(1) Includes actual interest and estimated interest for floating-rate debt based on September 30, 2016 rates
(2) Amounts include noncancelable commitments for the purchase of goods and services
As of September 30, 2016, we are in compliance with the covenants of our debt and lease agreements. We have approximately $34 million of restricted cash pledged under standby letters of credit related to certain leases that will expire at the end of the related lease terms.
As of September 30, 2016, we operated a fleet of 32 Airbus A321 aircraft, 130 Airbus A320 aircraft and 60 EMBRAER 190 aircraft. Of our fleet, 162 are owned by us, of which 70 are unencumbered, 54 are leased under operating leases and six are leased under capital leases. As of September 30, 2016, the average age of our operating fleet was 8.8 years and our firm aircraft order was as follows:

Year	Airbus A320neo	Airbus A321	Airbus A321neo	Embraer 190	Total
2016	—	5	—	—	5
2017	—	15	—	—	15
2018	—	8	3	—	11
2019	—	3	18	—	21
2020	6	—	12	10	28
2021	16	—	4	7	27
2022	3	—	17	7	27
2023	—	—	6	—	6
Total	25	31	60	24	140
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

Reconciliation of Operating Expense per ASM, excluding fuel, profit sharing and related taxes
(in millions; per ASM data in cents; percentages based on unrounded numbers)	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	$	per ASM	$	per ASM	$	per ASM	$	per ASM
Total operating expenses	$1,378	9.99	$1,336	10.30	3,975	9.83	3,936	10.75
Less: Aircraft fuel and related taxes	293	2.13	342	2.63	782	1.94	1,048	2.87
Operating expenses, excluding fuel and related taxes	1,085	7.86	994	7.67	3,193	7.89	2,888	7.88
Less: Profit sharing and related taxes	46	0.33	47	0.36	137	0.34	107	0.29
Operating expenses, excluding fuel, profit sharing and related taxes	$1,039	7.53	$947	7.31	3,056	7.55	2,781	7.59

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2015 Form 10-K, except as follows:
Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the September 30, 2016 cost per gallon of fuel. Based on projected fuel consumption for the next 12 months, including the impact of our hedging position, such an increase would result in an increase to aircraft fuel expense of approximately $120 million. As of September 30, 2016 we had hedged approximately 12% and 10% of our projected 2016 and 2017 fuel requirements, respectively. All fuel hedge contracts existing at September 30, 2016 settle by December 31, 2017. The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts. Refer to Note 8 in our unaudited condensed consolidated financial statements, included in Part I, Item 1 of this Report, for additional information.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $1.3 billion of our debt and capital lease obligations, with the remaining $0.4 billion having floating interest rates. As of September 30, 2016, if interest rates were on average 100 basis points higher in 2016 our annual interest expense would increase by approximately $4 million. This is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt and capital leases.
If interest rates were to average 10% lower in 2016 than they did during 2015, our interest income from cash and investment balances would remain relatively constant. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents and investment securities balances at September 30, 2016 and December 31, 2015.
Convertible Debt
As of September 30, 2016, our $86 million aggregate principal amount of convertible debt had an estimated fair value of $304 million, based on an assumed conversion of the debt and the quoted market price of our common stock. On September 16, 2016, we made a mandatory offer to repurchase the remaining holdings of approximately $86 million in principal amount which closed on October 17, 2016.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure.  Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2016.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the fiscal quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In September 2015, the Board of Directors authorized a three-year repurchase program starting January 1, 2016, of up to $250 million worth of shares. No shares were repurchased during the third quarter of 2016.

ITEM 6. EXHIBITS
Exhibits: See accompanying Exhibit Index included after the signature page of this Report for a list of the exhibits filed or furnished with this Report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	October 28, 2016	By:	/s/ Alexander Chatkewitz
Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
10.1(1)	Amendment No. 3 to Airbus A320 Family Purchase Agreement, dated as of July 26, 2016, between Airbus S.A.S. and JetBlue Airways Corporation
10.2(1)
Amendment No. 4 to Airbus A320 Family Purchase Agreement, dated as of July 26, 2016, between Airbus S.A.S. and JetBlue Airways Corporation, including Amended and Restated Letter Agreements 1, 2, 3 and 6 and Letter Agreement 9, each dated as of the same date

10.3(1)	Amendment No. 5 to Airbus A320 Family Purchase Agreement, dated as of August 9, 2016, between Airbus S.A.S. and JetBlue Airways Corporation
10.4	Senior Advisor Agreement, dated September 13, 2016, between JetBlue Airways Corporation and Mark D. Powers.
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)
In accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended, portions of this agreement were omitted and a complete copy of this agreement has been provided to the Securities and Exchange Commission pursuant to the Company's Confidential Treatment Request.