Form 10-K
period 2016-12-31
JETBLUE AIRWAYS CORP
filed 2017-02-17
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
Large accelerated filer    ☒                Accelerated filer        ☐
Non-accelerated filer    ☐                Smaller reporting company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2016 was approximately $5.3 billion (based on the last reported sale price on the NASDAQ Global Select Market on that date). The number of shares outstanding of the registrant's common stock as of January 31, 2017 was 337,036,221 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Designated portions of the Registrant's Proxy Statement for its 2017 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K, or the Report, to the extent described therein.

FORWARD-LOOKING INFORMATION

Statements in this Report (or otherwise made by JetBlue or on JetBlue’s behalf) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which represent our management’s beliefs and assumptions concerning future events. When used in this document and in documents incorporated herein by reference, the words “expects,” “plans,” “anticipates,” “indicates,” “believes,” “forecast,” “guidance,” “outlook,” “may,” “will,” “should,” “seeks,” “targets” and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks, uncertainties and assumptions, and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including, without limitation, our extremely competitive industry; volatility in financial and credit markets which could affect our ability to obtain debt and/or lease financing or to raise funds through debt or equity issuances; volatility in fuel prices, maintenance costs and interest rates; our ability to implement our growth strategy; our significant fixed obligations and substantial indebtedness; our ability to attract and retain qualified personnel and maintain our culture as we grow; our reliance on high daily aircraft utilization; our dependence on the New York and Boston metropolitan markets and the effect of increased congestion in these markets; our reliance on automated systems and technology; our being subject to potential unionization, work stoppages, slowdowns or increased labor costs; our reliance on a limited number of suppliers; our presence in some international emerging markets that may experience political or economic instability or may subject us to legal risk; reputational and business risk from information security breaches or cyber-attacks; changes in or additional domestic or foreign government regulation; changes in our industry due to other airlines' financial condition; acts of war or terrorism; global economic conditions or an economic downturn leading to a continuing or accelerated decrease in demand for air travel; the spread of infectious diseases; adverse weather conditions or natural disasters; and external geopolitical events and conditions. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change prior to the end of each quarter or year.
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

PART I

ITEM 1.    BUSINESS

OVERVIEW
General
JetBlue Airways Corporation, or JetBlue, is New York's Hometown Airline™. In 2016, JetBlue carried over 38 million Customers with an average of 925 daily flights and served 100 destinations in the United States, the Caribbean and Latin America.
JetBlue was incorporated in Delaware in August 1998 and commenced service on February 11, 2000. As of the end of 2016, we are the sixth largest passenger carrier in the U.S. based on available seat miles, or ASMs. We believe our differentiated product and culture combined with our competitive cost structure enables us to compete effectively in the high-value geographies we serve. Looking to the future, we plan to continue to grow in our high-value geographies, invest in industry leading products and provide award winning service by our more than 20,000 dedicated employees, whom we refer to as Crewmembers. Going forward we believe we will continue to differentiate ourselves from other airlines enabling us to continue to attract a greater mix of Customers and to drive further profitable growth. We are focused on driving to deliver solid results for our shareholders, our Customers and our Crewmembers.
As used in this Report, the terms “JetBlue,” the “Company,” “we,” “us,” “our” and similar terms refer to JetBlue Airways Corporation and its subsidiaries, unless the context indicates otherwise. Our principal executive offices are located at 27-01 Queens Plaza North, Long Island City, New York 11101 and our telephone number is (718) 286-7900.
Our Industry and Competition
The U.S. airline industry is extremely competitive, challenging and results are often volatile. It is uniquely susceptible to external factors such as downturns in domestic and international economic conditions, weather-related disruptions, the spread of infectious diseases, the impact of airline restructurings or consolidations, military actions or acts of terrorism. We operate in a capital and energy intensive industry that has high fixed costs as well as heavy taxation and fees. Airline returns are sensitive to slight changes in fuel prices, average fare levels and passenger demand. The industry's principal competitive factors include fares, brand and customer service, route networks, flight schedules, aircraft types, safety records, code-sharing and interline relationships, in-flight entertainment and connectivity systems and frequent flyer programs.
Price competition is intense in our industry. Our ability to operate successfully and grow in this environment depends on, among other things, our ability to operate at costs equal to or lower than our competitors.
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

2016 OPERATIONAL HIGHLIGHTS
We believe our differentiated product and culture, competitive costs and high-value geography relative to other airlines contributed to our continued success in 2016. Our 2016 operational highlights include:
•Product enhancements - Throughout 2016 we continued to invest in industry-leading products which we believe will continue to differentiate our product offering from the other airlines.
◦In June 2014, we launched our premium transcontinental product called Mint™. It includes 16 fully lie-flat seats, four of which are in suites with a privacy door, a first in the U.S. domestic market. During 2016, we began MintTM service from Boston's Logan International Airport, and we added two seasonal international MintTM destinations, St. Lucia and St. Maarten. In addition, we also announced plans to further expand Mint™ service to additional domestic routes.
◦During 2016, free Fly-Fi™ in-flight internet service became available on our entire fleet. Fly-Fi™ has been available across our Airbus fleet since 2015. Our first Fly-Fi™ enabled Embraer E190 aircraft made its inaugural commercial flight in October 2015. During 2016, we retrofitted the remaining 53 Embraer E190 aircraft with Fly-Fi™.

◦We introduced Fare Options during the second quarter of 2015. 2016 was our first full year with Fare Options, which give our Customers a choice to purchase tickets from three branded fares: Blue, Blue Plus, and Blue Flex. Each fare includes different offerings, such as free checked bags, reduced change fees, and additional TrueBlue® points. Since the introduction of Fare Options, the program has exceeded our initial expectations.
•Fleet - In conjunction with our intention to expand our Mint™ experience, we amended our purchase agreement with Airbus in July 2016 to add 30 incremental Airbus A321 aircraft to our order book. These aircraft are scheduled to be delivered between 2017 and 2023. We believe these incremental aircraft will allow us to continue to grow profitably, particularly in the transcontinental market.
In support of our long-term transcontinental plans we currently expect 15 of the incremental 30 Airbus A321 aircraft to be delivered with the current engine option (A321ceo) beginning in 2017. Our amendment includes flexibility to take these deliveries in our Mint or all-core configuration. We anticipate the remaining 15 aircraft to be Airbus A321 new engine option (A321neo), scheduled to be delivered beginning in 2020. Starting after June 2019, we have the option to take any or all of our A321neo deliveries with the long range configuration, the A321-LR.
During 2016, we took delivery of 10 Airbus A321 aircraft, six of which were equipped with our Mint™ cabin layout. In addition, we finalized lease agreements for two additional Airbus A321 aircraft which we took delivery of during the fourth quarter of 2016. We bought out the leases on nine Airbus A320 aircraft in 2016.
During the second half of 2016, we introduced Airbus' new innovative galley and lavatory module on our single cabin layout Airbus A321with 200 seats. Our cabin restyling program across our Airbus fleet will enable an improved customer experience while freeing up valuable onboard space. We completed retrofitting our existing Airbus A321 single cabin layout aircraft to the 200 seats configuration during 2016.
•Network - We continued to expand and grow in our high-value geography. In 2016, we expanded our network with eight new BlueCities, bringing our total as of the end of December 2016 to 100 BlueCities, and added several connect-the-dot routes.
During 2016, we operated the first commercial U.S. flight to Cuba in 50 years with our inaugural flight from Fort Lauderdale-Hollywood to Santa Clara. We also began service to Camagüey and Holguin. We launched service to our 100th BlueCity, Havana, with the historical first commercial flight to Cuba from the New York area since scheduled service resumed in 2016. This marked the first day of U.S. commercial service to the Cuban capital in more than 50 years. The New York metropolitan area is home to the second-largest Cuban-American population in the U.S.
During 2016, we announced the addition of six daily flights from Boston to LaGuardia, one of the most requested destinations for our Boston business Customers.
•TrueBlue® and partnerships - During 2016, we launched a new co-branded credit card partnership with Barclaycard® on the MasterCard® network. We also have separate agreements with American Express® that allows any American Express® cardholder to convert Membership Rewards® points into TrueBlue® points, and new for 2016 we added a partnership agreement with Citibank® to convert Citi ThankYou® Rewards points into TrueBlue® points.
We expanded our portfolio of commercial airline partnerships throughout 2016 and announced code-sharing agreements with Azul Brazilian Airlines and Cape Air.
We are always working to make traveling easier and more affordable, and our 2016 partnership with Lyft is just the latest step. Customers can link their TrueBlue® account with Lyft, to take advantage of unique discounts, travel perks, and earn TrueBlue® loyalty points on any Lyft ride to and from any airport nationwide.
During 2016, we expanded our partnership with Amazon which already delivered Customers unlimited streaming entertainment over JetBlue’s acclaimed free Fly-Fi™. The expanded partnership offers TrueBlue® members who shop on Amazon, in the air or on the ground using a unique JetBlue link, the ability to earn three TrueBlue® points for every eligible dollar spent on Amazon.com.
•Customer Service - JetBlue and our Crewmembers were recognized in 2016 for industry leading customer service.
◦J.D. Power and Associates recognized JetBlue and our Crewmembers for the 12th consecutive year as the “Highest in Airline Customer Satisfaction among Low-Cost Carriers.” JetBlue also achieved the highest scores in the Aircraft and In-Flight Services categories.
◦JetBlue also received the top score on the American Customer Satisfaction Index (ACSI) among airlines. Our score of 80 was the best in the domestic airline industry. Additionally, we received 7 out of 7 stars for safety, and 5 out of 5 stars for our product offering from Airline Ratings.

•Our Crewmembers - During 2016, our Crewmembers recognized JetBlue as one of America's "Best Employers" by Forbes. JetBlue ranked #8 through a survey that asked individuals how likely they would be to recommend their employer to someone else. We are proud that for a fifth year we’ve achieved a top score of 100 on the Corporate Equality Index, which rates major U.S. companies and their policies and practices related to the LGBT community, earning us the designation of one of the "Best Places to Work for LGBT Equality."
During 2016, we announced that effective January 1, 2017, profit sharing eligible Crewmembers would receive an 8% raise and a modified profit sharing plan. We believe this recognition and change to our compensation structure reflects industry trends and ensures that our Crewmember compensation and rewards are fair and competitive.

JETBLUE EXPERIENCE
We offer our Customers a distinctive flying experience which we refer to as the "JetBlue Experience." We believe we deliver award winning service that focuses on the entire customer experience, from booking their itinerary to arrival at their final destination. Typically, our Customers are neither high-traffic business travelers nor ultra-price sensitive travelers. Rather, we believe we are the carrier of choice for the majority of travelers who have been underserved by other airlines as we offer a differentiated product and award winning customer service.
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
Our award winning service begins from the moment our Customers purchase a ticket through one of our distribution channels such as www.jetblue.com, our mobile applications or our reservations centers. In the second quarter of 2015, we launched our new pricing model, Fare Options. Customers can now purchase tickets at one of three branded fares: Blue, Blue Plus, and Blue Flex. Each fare includes different offerings such as free checked bags, reduced change fees, and additional TrueBlue® points, with all fares including our core offering of free in-flight entertainment, free brand name snacks and free non-alcoholic beverages. Customers can choose to “buy up” to an option with additional offerings. These fares allow Customers to select the products or services they need or value when they travel, without having to pay for the things they do not need or value.
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
During 2016, we launched our self-service initiative in select BlueCities that redesigned the physical layout of the airport lobby and the way our Customers travel through it. Our new user-friendly kiosks are the first point of contact for each Customer traveling through the lobby. While all Customers are encouraged to use the kiosks, our new lobby layout allows them to choose the check-in experience they prefer. For a virtually queue-less experience, the kiosk is the way to go. For Customers who prefer a more traditional experience, our Help Desk offers full-service check-in. The self-service model allows Crewmembers to get out from behind the ticket counter and move through the lobby to guide our Customers through the check-in process. The self-service lobby opens up the opportunity for our Crewmembers to make personal connections with our Customers, to assist with bag tagging, to answer customer questions and direct them to their next step.
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

Our in-flight entertainment system onboard our Airbus A320 and Embraer E190 aircraft includes 36 channels of free DIRECTV®, 100 channels of free SiriusXM® satellite radio and premium movie channel offerings from JetBlue Features®. Customers on our Airbus A321 aircraft have access to 100 channels of DIRECTV®, 100+ channels of SiriusXM® radio and premium movie channel offerings from JetBlue Features®. Our Mint™ Customers enjoy 15-inch flat screen televisions to experience our in-flight entertainment offerings. In December 2013, we began to retrofit our Airbus fleet with Fly-Fi™, a broadband product, with connectivity that we believe is significantly faster than airlines featuring KU-band satellites and older ground to air technology. Our entire Airbus fleet was equipped with Fly-Fi™ the entire year and we finished retrofitting our Embraer E190 fleet during 2016. Since 2014, our Customers have enjoyed the Fly-Fi™ Hub, a content portal where Customers can access a wide range of movies, television shows and additional content from their own personal devices.
All Customers may enjoy an assortment of free and unlimited brand name snacks and non-alcoholic beverages and have the option to purchase additional products such as blankets, pillows, headphones, premium beverages and premium food selections. Our Mint™ Customers have access to an assortment of complimentary food, beverages and products including a small-plates menu, artisanal snacks, alcoholic beverages, a blanket, pillows and headphones.
Our cabin restyling program across our Airbus fleet will enable an improved customer experience while freeing up valuable onboard space. As part of our cabin restyling program we expect to increase the seat density on our Airbus A320 fleet. Commencing in 2017, we plan to reconfigure our Airbus A320 aircraft with new seats, larger TV screens with up to 100 channels of free DIRECTV®, and free gate-to-gate Fly-Fi™. Our reconfiguring of our Airbus A320 aircraft will result in 162 seats. During the second half of 2016, we took delivery of single cabin layout Airbus A321 aircraft which introduced Airbus' new innovative galley and lavatory module with 200 seats. We completed retrofitting our existing Airbus A321 single cabin layout aircraft from 190 seats to the 200 seats configuration during 2016. Our Airbus A321 aircraft in a single cabin layout have 200 seats and those with our Mint™ offering have 159 seats. Our Airbus A320 aircraft have 150 seats while our Embraer E190 aircraft have 100 seats.
Because of our network strength in leisure destinations, we also sell vacation packages through JetBlue® Vacations, a one-stop, value-priced vacation service for self-directed packaged travel planning. These packages offer competitive fares for air travel on JetBlue along with a selection of JetBlue-recommended hotels and resorts, car rentals and local attractions. During 2016, we rebanded JetBlue Getaways™ to JetBlue® Vacations to communicate more clearly to our Customers our many exciting leisure offerings, especially in our growing network in top leisure destinations like Florida and the Caribbean.
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
In 2016, we completed 98.7% of our scheduled flights. Unlike most other airlines, we have a policy of not overbooking flights.
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
Network/ High-Value Geography
We are a predominately point-to-point system carrier, with the majority of our routes touching at least one of our six Focus Cities: New York, Boston, Fort Lauderdale-Hollywood, Orlando, Long Beach and San Juan, Puerto Rico. During 2016, over 94.5% of our Customers flew on non-stop itineraries.
Leisure traveler focused airlines are often faced with high seasonality. As a result, we continually work to manage our mix of Customers to include both business travelers and travelers visiting friends and relatives, or VFR. VFR travelers tend to be slightly less seasonal and less susceptible to economic downturns than traditional leisure destination travelers. Understanding the purpose of our Customers' travel helps us optimize destinations, strengthen our network and increase unit revenues. All six of our Focus Cities are in regions with a diverse mix of traffic and were profitable in 2016.
As of December 31, 2016, our network served 100 BlueCities in 29 states, the District of Columbia, the Commonwealth of Puerto Rico, the U.S. Virgin Islands, and 21 countries in the Caribbean and Latin America. In 2016, we commenced service to eight new BlueCities including four destinations in Cuba and Quito, Ecuador.

We also made changes across our network by announcing new routes between existing BlueCities. We group our capacity distribution based upon geographical regions rather than on a mileage or a length-of-haul basis. The historic distribution of ASMs, or capacity, by region for the years ending December 31 was:

Capacity Distribution	2016	2015	2014
Caribbean & Latin America (1)	30.1%	30.2%	31.4%
Florida	29.1	29.2	29.3
Transcontinental	28.8	28.5	26.3
East	5.4	5.7	5.7
Central	4.1	3.8	4.7
West	2.5	2.6	2.6
Total	100.0%	100.0%	100.0%
(1) Domestic operations as defined by the U.S. Department of Transport, or DOT, include Puerto Rico and the U.S. Virgin Islands, but for the purposes of the capacity distribution table above we have included these locations in the Caribbean and Latin America region.
During the past decade we invested in our network, which had been dominated by the New York area with over half of our ASMs. Our network growth over the past few years has been focused on the business traveler in Boston as well as travelers to the Caribbean and Latin America region. We expect to focus on increasing our presence in Fort Lauderdale-Hollywood where we believe there is an opportunity to increase our operations to destinations throughout the Caribbean and Latin America. Our plan is supported by significant investment from the Broward County Aviation Department in the airport and surrounding facilities. Our increased focus on Boston and Fort Lauderdale-Hollywood makes our ASMs more balanced and the overall network is stronger.
In 2017, we anticipate further expanding our network and have previously announced service to the following new destination:

Destination	Service Commenced or Scheduled to Commence
Atlanta, GA	March 30, 2017
Airline Commercial Partnerships
Airlines frequently participate in commercial partnerships with other carriers in order to increase customer convenience by providing interline-connectivity, code-sharing, coordinated flight schedules, frequent flyer program reciprocity and other joint marketing activities. As of December 31, 2016, we had 48 airline commercial partnerships. Our commercial partnerships typically begin as an interline agreement allowing a customer to book one itinerary with tickets on multiple airlines. During 2016, we entered into five new interline agreements and four new code-sharing agreements. Code-sharing is a practice by which one airline places its name and flight number on flights operated by another airline. In 2017, we expect to continue to seek additional strategic opportunities through new commercial partners as well as assess ways to deepen select current airline partnerships. We plan to do this by expanding code-share relationships and other areas of cooperation such as frequent flyer programs. We believe these commercial partnerships allow us to better leverage our strong network and drive incremental traffic and revenue while improving off-peak travel.
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
Distribution
Our primary and preferred distribution channel to Customers is through our website, www.jetblue.com, our lowest cost channel. Our website allows us to more closely control and deliver the JetBlue Experience while also offering the full suite of

JetBlue Fare Options, EvenMore™ Space and Speed, and other ancillary services. In the first half of 2015, we introduced a new merchandising platform for www.jetblue.com with our business partner Datalex in addition to merchandising capabilities on our kiosks and in our self-service channels with our business partner IBM.
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
Customer Loyalty Program
TrueBlue® is our customer loyalty program designed to reward and recognize loyal Customers. Members earn points based upon the amount paid for JetBlue flights and services from certain commercial partners. Our points do not expire, the program has no black-out dates or seat restrictions, and any JetBlue destination can be booked if the TrueBlue® member has enough points to exchange for the value of an open seat. Mosaic® is an additional level for our most loyal Customers who either (1) fly a minimum of 30 times with JetBlue and acquire at least 12,000 base flight points within a calendar year or (2) accumulate 15,000 base flight points within a calendar year. Over 1.6 million TrueBlue® one-way redemption awards were flown during 2016, representing approximately 4% of our total revenue passenger miles.
We currently have co-branded loyalty credit cards available to eligible U.S. residents, as well as co-brand agreements in Puerto Rico and the Dominican Republic to allow cardholders to earn TrueBlue® points. During 2016, we launched a new co-branded credit card partnership with Barclaycard® on the MasterCard® network. To date, our new co-brand offerings exceeded expectations for conversion rates from the former co-branded American Express® cardholders and new member enrollments. We also have co-branded loyalty credit cards issued by Banco Santander Puerto Rico and MasterCard® in Puerto Rico as well as Banco Popular Dominicano and MasterCard® in the Dominican Republic. These credit cards allow Customers in Puerto Rico and the Dominican Republic to take full advantage of our TrueBlue® loyalty program.
We have a separate agreement with American Express® that allows any American Express® cardholder to convert Membership Rewards® points into TrueBlue® points. During 2016, we added a partnership agreement with Citibank® to convert Citi ThankYou® Rewards points into TrueBlue® points. We have various agreements with other loyalty partners, including hotels and car rental companies, that allow their Customers to earn TrueBlue® points through participation in our partners’ programs. Starting in 2016, Customers can link their TrueBlue account with Lyft, to take advantage of unique discounts, travel perks, and earn TrueBlue loyalty points on any Lyft ride to and from any airport nationwide. We intend to continue to develop the footprint of our co-branded credit cards and pursue other loyalty partnerships in the future.

OPERATIONS AND COST STRUCTURE
Historically, our cost structure has allowed us to price fares lower than many of our competitors and is a principal reason for our profitable growth. Our current cost advantage relative to some of our competitors is due to, among other factors, high aircraft utilization, new and efficient aircraft, relatively low distribution costs, and a productive workforce. Because our network initiatives and growth plans require a low cost platform, we strive to stay focused on our competitive costs, operational excellence, efficiency improvements and enhancing critical elements of the JetBlue Experience.
During 2016 we introduced our initiative to reduce our structural cost with the goal of saving $250 to $300 million by 2020. The program aims to cover all categories of our costs including our technical operations, corporate services, airports and our distribution network. Through a combination of strategic sourcing, planning, automation and a review of our distribution channel strategy we anticipate delivering structural cost savings which will continue to allow us to deliver the JetBlue Experience to our Customers while maintaining a competitive cost structure.
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

Our peak levels of traffic over the course of the year vary by route; the East Coast to Florida/Caribbean routes peak from October through April and the West Coast routes peak in the summer months. Many of our areas of operations in the Northeast experience poor winter weather conditions, resulting in increased costs associated with de-icing aircraft, canceled flights and accommodating displaced Customers. Many of our Florida and Caribbean routes experience bad weather conditions in the summer and fall due to thunderstorms and hurricanes. As we enter new markets we could be subject to additional seasonal variations along with competitive responses by other airlines.
•New York metropolitan area - We are New York's Hometown AirlineTM. The majority of our flights originate in the New York metropolitan area, the nation's largest travel market. John F. Kennedy International Airport, or JFK, is New York's largest airport, and we are the second largest airline at JFK as measured by domestic seats and our 2016 operations accounted for more than 37% of seats offered on domestic routes from JFK. As JFK is a slot controlled airport we have been able to continue to grow our operations by adding more seats per departure with the delivery of 37 Airbus A321 aircraft in total as of December 31, 2016, as well as continuing to optimize routes based upon load factor and costs. We operate from Terminal 5, or T5, and in November 2014 we opened T5i, an international arrivals facility that expands our current T5 footprint. We believe T5i will enable us to increase operational efficiencies, provide savings, streamline our operations and improve the overall travel experience for our Customers arriving from international destinations. We also serve New Jersey's Newark Liberty International Airport, or Newark, New York City's LaGuardia Airport, or LaGuardia, Newburgh, New York's Stewart International Airport and White Plains, New York's Westchester County Airport. We are the leading carrier in the average number of flights flown per day between the New York metropolitan area and Florida.
•Boston - We are the largest carrier in terms of flights and capacity at Boston's Logan International Airport. By the end of 2016 we flew to 62 non-stop destinations from Boston and served more than twice as many non-stop destinations than any other airline. Our operations accounted for more than 25% of all seats offered. We continue to capitalize on opportunities in the changing competitive landscape by adding routes, frequencies and increasing our relevance to local travelers. Our plan is to grow Boston with a general target of 200 flights per day. In 2016, we launched Boston Mint™ service to San Francisco and Los Angeles, as well as seasonal international service to Barbados. In September 2016, we announced nonstop service will be offered to Atlanta in the first quarter of 2017. With the success of our existing Boston Mint™ routes, we announced additional Mint™ service between Boston and San Francisco in the third quarter of 2017. During 2016, we announced the addition of six daily flights from Boston to LaGuardia, one of the most requested destinations for our Boston business Customers.
In November 2015, we unveiled Phase I of our $50 million Logan Terminal C upgrade which included new kiosks and ticket counters. Twenty-five kiosks and thirty check-in counters are in use in the North Pod of the terminal. Phase II of the upgrade, funded by the Massachusetts Port Authority, or Massport, was completed on the South Pod in 2016 which mirrors the check-in experience of the North Pod. Updated digital flight information displays and a connector between Terminal C and international flights at Terminal E were also completed during 2016.
•Caribbean and Latin America - At the end of 2016 we had 37 BlueCities in the Caribbean and Latin America and we expect our presence to continue to grow. San Juan, Puerto Rico is our only focus city outside of the Continental U.S. We are the largest airline in Puerto Rico serving more non-stop destinations than any other carrier. We are also the largest airline in the Dominican Republic, serving five airports in the country in 2016, as we consolidated flying to the Dominican Republic by closing Samana. While the Caribbean and Latin American region is a growing part of our network, operating in this region can present operational challenges, including working with less developed airport infrastructure, political instability and vulnerability to corruption.
During 2016, we operated the first commercial U.S. flight to Cuba in 50 years with our inaugural flight from Fort Lauderdale-Hollywood to Santa Clara. We also began service to Camagüey and Holguin. We launched service to our 100th BlueCity, Havana, with our historical first scheduled commercial flight to Cuba from the New York area since scheduled service resumed in 2016 marking the first day of U.S. commercial service to the Cuban Capital in more than 50 years. The New York metropolitan area is home to the second-largest Cuban-American population in the U.S.

•Fort Lauderdale-Hollywood - We are the largest carrier at Fort Lauderdale-Hollywood International Airport, with approximately 25% of all seats offered in 2016. During 2016, we started service to eleven new destinations and grew departures by approximately 19%. We expect Fort Lauderdale-Hollywood to continue to be our fastest growing focus city in 2017. Flying out of Fort Lauderdale-Hollywood instead of nearby Miami International Airport helps preserve our competitive cost advantage through lower enplanement costs. In 2012, Broward County authorities commenced a multi-year, $2.3 billion refurbishment effort at the airport and surrounding facilities including the construction of a new south runway. We operate primarily out of Terminal 3 which is scheduled to be refurbished and connected to the upgraded and expanded international terminal by 2018. We will have additional facilities in the new international terminal to support our international arrivals. Terminal 3 allows for easy access to the expanded and enhanced airfield. We expect the connection of these terminals to streamline operations for both Crewmembers and Customers. Due to these factors, it's an ideal location between the U.S. and Latin America as well as South Florida's high-value geography. We intend to focus on Fort Lauderdale-Hollywood growth going forward. During 2016, we announced that we expect to launch service from Fort Lauderdale-Hollywood to Aruba during the first quarter of 2017, which would allow our Customers easier access to Aruba. We announced an expansion of our successful Mint™ offering to Fort Lauderdale-Hollywood with destinations of LAX and San Francisco expected during 2017.
•Orlando - We are the third largest carrier in terms of capacity at Orlando International Airport, or Orlando, with 13% of all seats offered in 2016. Orlando is JetBlue's fourth largest focus city with 28 non-stop destinations and a growing mix of traffic including leisure, VFR and business travelers. Our centralized training center, known as JetBlue University, is based in Orlando. In 2015, we opened the Lodge at OSC which is adjacent to our training center and is used for lodging our Crewmembers when they attend training.
•Los Angeles area - We are the sixth largest carrier in the Los Angeles area measured by seats, operating from Long Beach Airport, or Long Beach, Los Angeles International Airport, or LAX, and Burbank's Bob Hope Airport. We are the largest carrier in Long Beach, with almost 77% of all seats offered in 2016 being operated by JetBlue. We had worked with the city of Long Beach and the community to request the U.S. Customs and Border Protection to add a Federal Inspection Site, or FIS, at the airport, which would have enabled us to serve international destinations from Long Beach. However during January 2017, the Long Beach City Council voted against moving forward with the plans for the FIS facility. Long Beach remains an important BlueCity for JetBlue and is part of our broader strategy. In June 2014, we started operating our premium transcontinental service, Mint™, from LAX, which has continued to grow during 2016. We currently offer ten daily round trips between JFK and LAX and three daily round trips between BOS and LAX. In July 2016, we announced Mint™ will be offered on flights from Fort Lauderdale to LAX expected to begin the first quarter of 2017.
Fleet Structure
We currently operate Airbus A321, Airbus A320 and Embraer E190 aircraft types. In 2016, our fleet had an average age of 8.9 years and operated an average of 12.0 hours per day. By scheduling and operating our aircraft more efficiently we are able to spread related fixed costs over a greater number of ASMs.
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

Heavy maintenance checks, or "C" checks, consist of a series of more complex tasks taking from one to four weeks to accomplish and are typically performed once every 15 months. All of our aircraft heavy maintenance work is performed by third party FAA-approved facilities such as Embraer, Haeco, Aeromantenimiento S.A. and Lufthansa Technik AG, and are subject to direct oversight by JetBlue personnel. We outsource heavy maintenance as the costs are lower than if we performed the tasks internally.
Component maintenance on equipment such as engines, auxiliary power units, landing gears, pumps and avionic computers are all performed by a number of different FAA-approved third party repair stations. We have maintenance agreements with MTU Maintenance Hannover GmbH, or MTU, for our Airbus aircraft engines and with GE Engine Services, LLC for our Embraer E190 aircraft engines. We also have an agreement with Lufthansa Technik AG for the repair, overhaul, modification and logistics of certain Airbus components. Many of our maintenance service agreements are based on a fixed cost per flight hour. These fixed costs vary based upon the age of the aircraft and other operating factors impacting the related component. Required maintenance not otherwise covered by these agreements is performed on a time and materials basis. All other maintenance activities are sub-contracted to qualified maintenance, repair and overhaul organizations.
Aircraft Fuel
Aircraft fuel continues to be one of our largest expenses. Its price and availability has been extremely volatile due to global economic and geopolitical factors which we can neither control nor accurately predict. We use a third party to assist with fuel management service and to procure most of our fuel. Our historical fuel consumption and costs for the years ended December 31 were:

	2016	2015	2014
Gallons consumed (millions)	760	700	639
Total cost (millions)(1)	$1,074	$1,348	$1,912
Average price per gallon(1)	$1.41	$1.93	$2.99
Percent of operating expenses	20.2%	25.9%	36.1%
(1) Total cost and average price per gallon each include related fuel taxes as well as effective fuel hedging gains and losses.
We attempt to protect ourselves against the volatility of fuel prices by entering into a variety of derivative instruments. These include swaps, caps, collars, and basis swaps with underlyings of jet fuel, crude and heating oil.
Financial Health
We strive to maintain financial strength and a cost structure that enables us to grow profitably and sustainably. In the first years of our history, we relied upon financing activities to fund much of our growth. Starting in 2007, growth has largely been funded through internally generated cash from operations. Since 2012, while we have invested approximately $4.3 billion in capital assets, we have also generated approximately $5.6 billion in cash from operations, resulting in approximately $1.3 billion in free cash flow. Our improved financial results have resulted in better credit ratings, which in turn allows for more attractive financing terms. Since 2012, we have also reduced our total debt balance by nearly $1.5 billion.
JetBlue Technology Ventures
In November 2015, JetBlue created a new wholly-owned subsidiary, JetBlue Technology Ventures, LLC, or JTV. JTV incubates, invests in and partners with early stage startups at the intersection of technology, travel and hospitality.
TWA Flight Center Hotel Development
In 2015, the Board of Commissioners of the Port Authority of New York & New Jersey, or the PANYNJ approved a construction plan to redevelop the TWA Flight Center at JFK on its nearly six-acre site into a hotel with over 500 rooms, meeting spaces, restaurants, a spa and an observation deck. The complex is planned to feature two six-story hotel towers. As part of the plan, a 75-year lease agreement involves Flight Center Hotel LLC, a partnership of MCR Development, LLC and JetBlue. We estimate our ultimate ownership in the hotel to be approximately 5% to 10% of the final total investment. During December 2016, the TWA Flight Center Hotel officially broke ground.

LiveTV
LiveTV, LLC, or LiveTV, was formerly a wholly owned subsidiary of JetBlue. It provides in-flight entertainment and connectivity solutions for various commercial airlines including JetBlue. In June 2014, we sold LiveTV and its subsidiaries LTV Global, Inc., and LiveTV International, Inc., to Thales Holding Corporation, or Thales. In September 2014, following the receipt of regulatory approval, we sold LiveTV Satellite Communications, LLC, a subsidiary of LiveTV, to Thales. Following the completion of these sales, LiveTV operations ceased to be subsidiaries of JetBlue and are no longer presented in our consolidated financial statements. JetBlue, ViaSat Inc. and LiveTV have worked together to develop and support in-flight broadband connectivity for JetBlue which is being marketed as Fly-Fi™. JetBlue expects to continue to be a significant customer of LiveTV through its in-flight entertainment and onboard connectivity products and services.

CULTURE
Our People
Our success depends on our Crewmembers delivering a terrific customer experience in the sky and on the ground. One of our competitive strengths is a service orientated culture grounded in our five key values: safety, caring, integrity, passion and fun. We believe a highly productive and engaged workforce enhances customer loyalty. Our goal is to hire, train and retain a diverse workforce of caring, passionate, fun and friendly people who share our mission to inspire humanity.
Our culture is first introduced to new Crewmembers during the screening process and then at an extensive new hire orientation program at JetBlue University, our training center in Orlando. Orientation focuses on the JetBlue strategy and emphasizes the importance of customer service, productivity and cost control. We provide continuous training for our Crewmembers including technical training, a specialized captain leadership training program unique in the industry, a leadership program for current company managers, an emerging managers program, regular training focused on the safety value and front line training for our customer service teams.
Our growth plans necessitate and facilitate opportunities for talent development. In 2008, we launched the University Gateway Program, one of our many pilot recruitment initiatives, which made us the first airline to provide a training program for undergraduate students interested in becoming JetBlue First Officers. During 2016 we launched Gateway Select, a program for prospective pilots to join us for a rigorous, approximately four-year long training program that incorporates classroom learning, extensive real-world flying experience and instruction in full flight simulators.
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
A key feature of the direct relationship with our Crewmembers is our Values Committees which are made up of peer-elected frontline Crewmembers from each of our major work groups, other than pilots. They represent the interests of our workgroups and help us run our business in a productive and efficient way. We believe this direct relationship with Crewmembers drives higher levels of engagement and alignment with JetBlue’s strategy, culture and overall goals.
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
Our average number of full-time equivalent employees for the year ended December 31, 2016 consisted of 3,037 pilots, 3,670 flight attendants, 4,233 airport operations personnel, 554 technicians (whom other airlines may refer to as mechanics), 1,307 reservation agents, and 2,895 management and other personnel. For the year ended December 31, 2016, we employed an average of 13,566 full-time and 4,840 part-time Crewmembers.
Crewmember Programs
We are committed to supporting our Crewmembers through a number of programs including:
•Crewmember Resource Groups (CRGs) - These are groups of Crewmembers formed to act as a resource for both the group members as well as JetBlue. The groups serve as an avenue to embrace and encourage different perspectives, thoughts and ideas. At the end of 2016, we had four CRGs in place: JetPride, Women in Flight, Vets in Blue, and BlueConexion.
•JetBlue Crewmember Crisis Fund (JCCF) - This organization was formed in 2002 as a non-profit corporation independent from JetBlue and recognized by the IRS as of that date as a tax-exempt entity. JCCF was created to assist JetBlue Crewmembers and their immediate family members (IRS Dependents) in times of crisis. Funds for JCCF grants come directly from Crewmember donations via a tax-deductible payroll deduction. The assistance process is confidential with only the fund administrator and coordinator knowing the identity of the Crewmembers in need.
•JetBlue Scholars - Developed in 2015, this program offers a new and innovative model to our Crewmembers wishing to further their education. Crewmembers enrolled in the program can earn a bachelor's degree through self-directed online college courses facilitated by JetBlue. The first class of JetBlue Scholars graduated in September 2016 with 50 Crewmembers completing their undergraduate college degrees.
• Lift Recognition Program - Formed in 2012, this Crewmember recognition program encourages Crewmembers to celebrate their peers for living JetBlue's values by sending e-thanks through an on-line platform. Our senior leadership team, periodically hosts an event for the Crewmembers who receive the highest number of Lift award recognitions in each quarter of the year. In 2016, we saw more than 100,000 Lift awards.
Community Programs
JetBlue is strongly committed to supporting the communities and BlueCities we serve through a variety of community programs including:
•Corporate Social Responsibility (CSR) - The CSR team supports not-for-profit organizations focusing on youth and education, environment, and community in the BlueCities we serve. The team organizes and supports community service projects, charitable giving and non-profit partnerships such as KaBOOM! and Soar with Reading.
•JetBlue Foundation - Organized in 2013 as a non-profit corporation, this foundation is a JetBlue-sponsored organization to advance aviation-related education and to continue our efforts to promote aviation as a career choice for students.  The foundation intends to do this by igniting interest in science, technology, engineering and mathematics. The foundation is legally independent from JetBlue and has a Board of Directors as well as an Advisory Committee, both of which are made up of Crewmembers.  The foundation is recognized by the IRS as a tax-exempt entity.
•USO Center T5/JFK - Continuing our tradition of proudly supporting the men, women and families of the U.S. military, in September 2014 we opened a USO Center in T5 at JFK. The Center is open seven days a week, 365 days per year for military members and their families traveling on any airline at JFK, not just JetBlue. This center is fully stocked with computers, televisions, gaming devices/stations, furniture, iPads, food, beverages and much more. In conjunction with leading airport design firm Gensler, Turner Construction Company, the PANYNJ and more than 28 contractors and individual donors, 100% of the space, services, labor and materials were donated to ensure the USO Center would be free of any financial burden. Crewmembers donate time to help run the center.

•T5 Farm - Creating a healthier airport environment is a core pillar of JetBlue's sustainability philosophy. Through a partnership with TERRA brand and support from GrowNYC and the PANYNJ, we created the T5 Farm, a blue potato farm and produce garden at T5. The T5 Farm aims to serve as an agricultural and educational resource for the community, as well as absorb rainwater and runoff, reducing the possibility of flooding in the adjacent areas. Produce from the T5 Farm is donated to local food pantries.

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
FAA - The FAA primarily regulates flight operations, in particular, matters affecting air safety. This includes but is not limited to airworthiness requirements for aircraft, the licensing of pilots, mechanics and dispatchers, and the certification of flight attendants. It requires each airline to obtain an operating certificate authorizing the airline to operate at specific airports using specified equipment. Like all U.S. certified carriers, JetBlue cannot fly to new destinations without the prior authorization of the FAA. After providing notice and a hearing, it has the authority to modify, suspend temporarily or revoke permanently our authority to provide air transportation or that of our licensed personnel for failure to comply with FAA regulations. It can additionally assess civil penalties for such failures as well as institute proceedings for the imposition and collection of monetary fines for the violation of certain FAA regulations. When significant safety issues are involved, it can revoke a U.S. carrier's authority to provide air transportation on an emergency basis, without providing notice and a hearing. It monitors our compliance with maintenance as well as flight operations and safety regulations. It maintains on-site representatives and performs frequent spot inspections of our aircraft, Crewmembers and records. It also has the authority to issue airworthiness directives and other mandatory orders. This includes the inspection of aircraft and engines, fire retardant and smoke detection devices, collision and windshear avoidance systems, noise abatement and the mandatory removal and replacement of aircraft parts that have failed or may fail in the future. We have and maintain FAA certificates of airworthiness for all of our aircraft and have the necessary FAA authority to fly to all of the destinations we currently serve.
TSA and U.S. Customs and Border Protection - The TSA and the U.S. Customs and Boarder Protection, or CBP, operate under the Department of Homeland Security and are responsible for all civil aviation security. This includes passenger and baggage screening; cargo security measures; airport security; assessment and distribution of intelligence; security research and development; international passenger screening; customs; and agriculture. It also has law enforcement powers and the authority to issue regulations, including in cases of national emergency, without a notice or comment period. It can also assess civil penalties for such failures as well as institute proceedings for the imposition and collection of monetary fines for the violation of certain regulations.
Taxes & Fees - The airline industry is one of the most heavily taxed in the U.S., with taxes and fees accounting for approximately 17% of the total fare charged to a customer. Airlines are obligated to fund all of these taxes and fees regardless of their ability to pass these charges on to the customer. The TSA sets the September 11, or 9/11, Security Fee which is passed through to the customer. On July 21, 2014, the 9/11 Security Fee was increased from $2.50 per enplanement, with a maximum of $5 per one-way trip, to $5.60 per enplanement, regardless of the number of connecting flights. On December 19, 2014, the fee was amended and a round trip was limited to a maximum of $11.20. Effective December 28, 2015, the Animal and Plant Health Inspection Service Aircraft Inspection fee increased from $70.75 to $225 per international aircraft arriving in the U.S.
State and Local - We are subject to state and local laws and regulations in a number of states in which we operate and the regulations of various local authorities operating the airports we serve.
Airport Access - JFK, LaGuardia, and Ronald Reagan Washington National Airport, or Reagan National, are Slot-controlled airports subject to the "High Density Rule" and successor rules issued by the FAA. These rules were implemented due to the high volume of traffic at these popular airports located in the northeast corridor airspace. The rules limit the air traffic in and out of these airports during specific times; however, even with the rules in place, delays remain among the highest in the nation due to continuing airspace congestion. We additionally have Slots at other Slot-controlled airports governed by unique local ordinances not subject to the High Density Rule, including Westchester County Airport in White Plains, NY and Long Beach (California) Municipal Airport.

Airport Infrastructure - The northeast corridor of the U.S. contains some of the most congested airspaces in the world. The airports in this region are some of the busiest in the country, the majority of which are more than 60 years old. Due to high usage and aging infrastructure, issues arise at these airports that are not necessarily seen in other parts of the country. At JFK, the completion of high-speed taxiways, in addition to the runway renovations finished in 2015, enables landing aircraft the ability to exit the runway faster. We renovated our lobby layout as part of our self-service initiative with our new user friendly kiosks. At LaGuardia, construction of a new terminal B, from which we operate, will feature one security checkpoint providing travelers with access to all concourses, pedestrian bridges where Customers can walk above aircraft taxi lanes to move between the terminal and two new island concourses, a first for LaGuardia. The project is expected to be complete in the next three to five years.
Foreign Operations - International air transportation is subject to extensive government regulation. The availability of international routes to U.S. airlines is regulated by treaties and related agreements between the U.S. and foreign governments. We currently operate international service to Antigua and Barbuda, Aruba, the Bahamas, Barbados, Bermuda, the Cayman Islands, Colombia, Costa Rica, Cuba, Curaçao, the Dominican Republic, Ecuador, Grenada, Haiti, Jamaica, Mexico, Peru, Saint Lucia, St. Maarten, Trinidad and Tobago and the Turks and Caicos Islands. To the extent we seek to provide air transportation to additional international markets in the future, we would be required to obtain necessary authority from the DOT and the applicable foreign government.
We believe we are operating in material compliance with DOT, FAA, TSA, CBP and applicable international regulations as well as hold all necessary operating and airworthiness authorizations and certificates. Should any of these authorizations or certificates be modified, suspended or revoked, our business could be materially adversely affected.
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
We use our JetBlue Sustainability program on www.jetblue.com/green/ to educate our Customers and Crewmembers about environmental issues and to inform the public about our environmental protection initiatives. Our most recent corporate sustainability report is available on our website and addresses our environmental programs, including those aimed at curbing greenhouse emissions, our recycling efforts and our focus on corporate social responsibility.
During 2016, we entered into a partnership to buy renewable jet fuel produced from biological resources, like plant material.  This marked the largest, long-term, commitment globally by any airline for a jet fuel based on fatty acids.
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
Civil Reserve Air Fleet - We are a participant in the Civil Reserve Air Fleet Program, which permits the U.S. Department of Defense to utilize our aircraft during national emergencies when the need for military airlift exceeds the capability of military aircraft. By participating in this program, we are eligible to bid on and be awarded peacetime airlift contracts with the U.S. military.

Insurance
We carry insurance of types customary in the airline industry and at amounts deemed adequate to protect us and our property as well as comply with both federal regulations and certain credit and lease agreements. As a result of the terrorist attacks of September 11, 2001, aviation insurers significantly reduced the amount of insurance coverage available to commercial airlines for liability to persons other than Crewmembers or passengers for claims resulting from acts of terrorism, war or similar events. This is known as war risk coverage. At the same time, these insurers significantly increased the premiums for aviation insurance in general. The U.S. government agreed to provide commercial war-risk insurance for U.S. based airlines, covering losses to Crewmembers, passengers, third parties and aircraft. Prior to the end of U.S. government war-risk insurance coverage, JetBlue obtained comparable coverage in the commercial market starting in 2014 as part of our overall hull and liability insurance coverage.

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
Furthermore, there have been numerous mergers and acquisitions within the airline industry in recent years. The industry may continue to change. Any business combination could significantly alter industry conditions and competition within the airline industry and could cause fares of our competitors to be reduced. Additionally, if a traditional network airline were to fully develop a low cost structure, or if we were to experience increased competition from low cost carriers, our business could be materially adversely affected.
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
As of December 31, 2016, our debt of $1.4 billion accounted for 27% of our total capitalization. In addition to long-term debt, we have a significant amount of other fixed obligations under operating leases related to our aircraft, airport terminal space, airport hangers, other facilities and office space. As of December 31, 2016, future minimum payments under noncancelable leases and other financing obligations were approximately $4.6 billion for 2017 through 2021 and an aggregate of $2.2 billion for the years thereafter. T5 at JFK is under a lease with the PANYNJ that ends on the 28th anniversary of the date of beneficial occupancy of T5i. The minimum payments under this lease are being accounted for as a financing obligation and have been included in the future minimum payment totals above.
As of December 31, 2016, we had commitments of approximately $8.1 billion to purchase 135 additional aircraft, ten spare engines and various aircraft modifications through 2023, including estimated amounts for contractual price escalations. We may incur additional debt and other fixed obligations as we take delivery of new aircraft and other equipment and continue to expand into new or existing markets. In an effort to limit the incurrence of significant additional debt, we may seek to defer some of our scheduled deliveries, sell or lease aircraft to others, or pay cash for new aircraft, to the extent necessary or possible. The amount of our existing debt, and other fixed obligations, and potential increases in the amount of our debt and other fixed obligations could have important consequences to investors and could require a substantial portion of cash flows from operations for debt service payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes.
Our level of debt and other fixed obligations could:
•impact our ability to obtain additional financing to support capital expansion plans and for working capital and other purposes on acceptable terms or at all;
•divert substantial cash flow from our operations, execution of our commercial initiatives and expansion plans in order to service our fixed obligations;
•require us to incur significantly more interest expense than we currently do if rates were to increase, since approximately 14% of our debt has floating interest rates; and
•place us at a possible competitive disadvantage compared to less leveraged competitors and competitors with better access to capital resources or more favorable financing terms.
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
We typically finance our aircraft through either secured debt, lease financing or through cash from operations. The impact on financial institutions from global economic conditions may adversely affect the availability and cost of credit to JetBlue as well as to prospective purchasers of our aircraft should we undertake to sell in the future, including financing commitments we have already obtained for purchases of new aircraft or financing or refinancing of existing aircraft. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our strategy or otherwise constrain our operations.
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
Furthermore we expect to implement various fleet modifications over the next several years to ensure our aircraft's continued efficiency, modernization, brand consistency and safety. Our plans to restyle our Airbus aircraft with new cabins, for example, may require significant modification time. These fleet modifications may require significant investment over several years, including taking aircraft out of service for several weeks at a time.
Our salaries, wages and benefits costs will increase as our workforce ages.
As our Crewmembers' tenure with JetBlue matures, our salaries, wages and benefits costs increase. As our overall workforce ages, we expect our medical and related benefits to increase as well, despite an increased corporate focus on Crewmember wellness.
We may be subject to unionization, work stoppages, slowdowns or increased labor costs and the unionization of the Company’s pilots could result in increased labor costs.
Our business is labor intensive and the unionization of any of our Crewmembers could result in demands that may increase our operating expenses and adversely affect our financial condition and results of operations. Any of the different crafts or classes of our Crewmembers could unionize at any time, which would require us to negotiate in good faith with the Crewmember group’s certified representative concerning a collective bargaining agreement. In addition, we may be subject to disruptions by unions protesting the non-union status of our other Crewmembers. Any of these events would be disruptive to our operations and could harm our business.
In general, unionization has increased costs in the airline industry. On April 22, 2014, approximately 74% of our pilots voted to be represented by the Airlines Pilot Association, or ALPA. During 2015, we began negotiations with the union regarding a collective bargaining agreement which continued through 2016. If we are unable to reach agreement on the terms of a collective bargaining agreement in the future, or we experience wide-spread Crewmember dissatisfaction, we could be subject to adverse actions. Any of these events could result in increased labor costs or reduced efficiency, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
There are risks associated with our presence in some of our international emerging markets, including political or economic instability and failure to adequately comply with existing legal and regulatory requirements.
Expansion into new international emerging markets may have risks due to factors specific to those markets. Emerging markets are countries which have less developed economies and may be vulnerable to economic and political instability, such as significant fluctuations in gross domestic product, interest and currency exchange rates, civil disturbances, government instability, nationalization and expropriation of private assets, trafficking and the imposition of taxes or other charges by governments. The occurrence of any of these events in markets served by us and the resulting instability may adversely affect our business.
We have expanded and expect to continue to expand our service to countries in the Caribbean and Latin America, some of which have less developed legal systems, financial markets, and business and political environments than the United States, and therefore present greater political, legal, regulatory, economic and operational risks.  We emphasize legal compliance and have implemented and continue to implement and refresh policies, procedures and certain ongoing training of Crewmembers with regard to business ethics, anti-corruption policies and many key legal requirements; however, there can be no assurance our Crewmembers or third party service providers in such locations will adhere to our code of business conduct, anti-corruption policies, other Company policies, or other legal requirements.  If we fail to enforce our policies and procedures properly or maintain adequate record-keeping and internal accounting practices to accurately record our transactions, we may be subject to sanctions.  In the event we believe or have reason to believe our Crewmembers have or may have violated applicable laws or regulations, we may be subject to investigation costs, potential penalties and other related costs which in turn could negatively affect our reputation, and our results of operations and cash flow.

In addition, to the extent we continue to grow our business both domestically and internationally, opening new markets requires us to commit a substantial amount of resources even before the new services commence. Expansion is also dependent upon our ability to maintain a safe and secure operation and requires additional personnel, equipment and facilities.
Our high aircraft utilization rate helps us keep our costs low, but also makes us vulnerable to delays and cancellations; such delays and cancellations could reduce our profitability.
We maintain a high daily aircraft utilization rate which is the amount of time our aircraft spend in the air carrying passengers. High daily aircraft utilization is achieved in part by reducing turnaround times at airports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including adverse weather conditions, security requirements, air traffic congestion and unscheduled maintenance events. The majority of our operations are concentrated in the Northeast and Florida, which are particularly vulnerable to weather and congestion delays. Reduced aircraft utilization may limit our ability to achieve and maintain profitability as well as lead to customer dissatisfaction.
Our business is highly dependent on the New York metropolitan market and increases in competition or congestion or a reduction in demand for air travel in this market, or governmental reduction of our operating capacity at JFK, would harm our business.
We are highly dependent on the New York metropolitan market where we maintain a large presence with approximately one-half of our daily flights having JFK, LaGuardia, Newark, Westchester County Airport or Newburgh’s Stewart International Airport as either their origin or destination. We have experienced an increase in flight delays and cancellations at these airports due to airport congestion which has adversely affected our operating performance and results of operations. Our business could be further harmed by an increase in the amount of direct competition we face in the New York metropolitan market or by continued or increased congestion, delays or cancellations. Our business would also be harmed by any circumstances causing a reduction in demand for air transportation in the New York metropolitan area, such as adverse changes in local economic conditions, health concerns, negative public perception of New York City, acts of terrorism or significant price or tax increases linked to increases in airport access costs and fees imposed on passengers.
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
We rely on third party providers of our current automated systems and data center infrastructure for technical support. If our current providers were to fail to adequately provide technical support for any one of our key existing systems or if new or updated components were not integrated smoothly, we could experience service disruptions, which could result in the loss of important data, increase our expenses, decrease our revenues and generally harm our business, reputation and brand. Furthermore, our automated systems cannot be completely protected against events beyond our control, including natural disasters, computer viruses, cyber-attacks, other security breaches, or telecommunications failures. Substantial or sustained system failures could impact customer service and result in our Customers purchasing tickets from other airlines. We have implemented security measures and change control procedures and have disaster recovery plans. We also require our third party providers to have disaster recovery plans; however, we cannot assure you these measures are adequate to prevent disruptions, which, if they were to occur, could result in the loss of important data, increase our expenses, decrease our revenues and generally harm our business, reputation and brand.

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
Our reputation and business may be harmed and we may be subject to legal claims if there is loss, unlawful disclosure or misappropriation of, or unsanctioned access to, our Customers’, Crewmembers’, business partners’ or our own information or other breaches of our information security.
We make extensive use of online services and centralized data processing, including through third party service providers or business providers. The secure maintenance and transmission of Customer and Crewmember information is a critical element of our operations. Our information technology and other systems and those of service providers or business partners, that maintain and transmit customer information, may be compromised by a malicious third party penetration of our network security, or of a business partner, or impacted by deliberate or inadvertent actions or inactions by our Crewmembers, or those of a business partner. As a result, personal information may be lost, disclosed, accessed or taken without consent.
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
Any such loss, disclosure or misappropriation of, or access to, Customers’, Crewmembers’ or business partners’ information or other breach of our information security can result in legal claims or legal proceedings, including regulatory investigations and actions, may have a negative impact on our reputation, may lead to regulatory enforcement actions against us, and may materially adversely affect our business, operating results and financial condition. Furthermore, the loss, disclosure or misappropriation of our business information may materially adversely affect our business, operating results and financial condition. The regulations in this area continue to develop and evolve. International regulation adds complexity as we expand our service and include more passengers from other countries.
Data security compliance requirements could increase our costs, and any significant data breach could disrupt our operations and harm our reputation, business, results of operations and financial condition.
Our business requires the appropriate and secure utilization of Customer, Crewmember, business partner and other sensitive information. We cannot be certain that advances in criminal capabilities (including cyber-attacks or cyber intrusions over the Internet, malware, computer viruses and the like), discovery of new vulnerabilities or attempts to exploit existing vulnerabilities in our systems, other data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology protecting the networks that access and store sensitive information. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Furthermore, there has been heightened legislative and regulatory focus on data security in the U.S. and abroad, including requirements for varying levels of customer notification in the event of a data breach.
In addition, many of our commercial partners, including credit card companies, have imposed data security standards that we must meet. In particular, we are required by the Payment Card Industry Security Standards Council, founded by the credit card companies, to comply with their highest level of data security standards. While we continue our efforts to meet these standards, new and revised standards may be imposed that may be difficult for us to meet and could increase our costs.
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
We compete against other major U.S. airlines for pilots, mechanics and other skilled labor; some of them offer wage and benefit packages exceeding ours. As more pilots in the industry approach mandatory retirement age, the U.S. airline industry may be affected by a pilot shortage. We may be required to increase wages and/or benefits in order to attract and retain qualified personnel or risk considerable Crewmember turnover. If we are unable to hire, train and retain qualified Crewmembers, our business could be harmed and we may be unable to implement our growth plans.
In addition, as we hire more people and grow, we believe it may be increasingly challenging to continue to hire people who will maintain our company culture. We believe one of our competitive strengths is our service-oriented company culture which emphasizes friendly, helpful, team-oriented and customer-focused Crewmembers. Our company culture is important to providing high quality customer service and having a productive workforce in order to help keep our costs low. As we continue to grow, we may be unable to identify, hire or retain enough people who meet the above criteria, including those in management or other key positions. Our company culture could otherwise be adversely affected by our growing operations and broader geographic diversity. If we fail to maintain the strength of our company culture, our competitive ability and our business may be harmed.
Our results of operations fluctuate due to seasonality, weather and other factors.
We expect our quarterly operating results to fluctuate due to seasonality including high vacation and leisure demand occurring on our Florida routes between October and April and on our western routes during the summer. Actions of our competitors may also contribute to fluctuations in our results. We are more susceptible to adverse weather conditions, including snow storms and hurricanes, as a result of our operations being concentrated on the East Coast, than some of our competitors. Our Florida and Caribbean operations are subject to hurricanes. As we enter new markets we could be subject to additional seasonal variations along with any competitive responses to our entry by other airlines. Price changes in aircraft fuel as well as the timing and amount of maintenance and advertising expenditures also impact our operations. As a result of these factors, quarter-to-quarter comparisons of our operating results may not be a good indicator of our future performance. In addition, it is possible in any future period our operating results could be below the expectations of investors and any published reports or analysis regarding JetBlue. In such an event, the price of our common stock could decline, perhaps substantially.
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
Our Fly-Fi™ service uses technology and satellite access through our agreement with LiveTV.  An integral component of the Fly-Fi™ system is the antenna, which is supplied to us by LiveTV.  If LiveTV were to stop supplying us with its antennas for any reason, we would have to incur significant costs to procure an alternate supplier.  Additionally, if the satellites Fly-Fi™ uses were to become inoperable for any reason, we would have to incur significant costs to replace the service.

Our reputation and financial results could be harmed in the event of an accident or incident involving our aircraft.
An accident or incident involving one of our aircraft could involve significant potential claims of injured passengers or others in addition to repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service. We are required by the DOT to carry liability insurance. Although we believe we currently maintain liability insurance in amounts and of the type generally consistent with industry practice, the amount of such coverage may not be adequate and we may be forced to bear substantial losses from an accident or incident. Substantial claims resulting from an accident or incident in excess of our related insurance coverage would harm our business and financial results. Moreover, any aircraft accident or incident, even if fully insured, could cause a public perception we are less safe or reliable than other airlines which would harm our business.
Our business depends on our strong reputation and the value of the JetBlue brand.
The JetBlue brand name symbolizes high-quality friendly customer service, innovation, fun, and a pleasant travel experience. JetBlue is a widely recognized and respected global brand; the JetBlue brand is one of our most important and valuable assets. The JetBlue brand name and our corporate reputation are powerful sales and marketing tools and we devote significant resources to promoting and protecting them. Adverse publicity, whether or not justified, relating to activities by our Crewmembers, contractors or agents could tarnish our reputation and reduce the value of our brand. Damage to our reputation and loss of brand equity could reduce demand for our services and thus have an adverse effect on our financial condition, liquidity and results of operations, as well as require additional resources to rebuild our reputation and restore the value of our brand.
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
Fundamental and permanent changes in the domestic airline industry have been ongoing over the past several years as a result of several years of repeated losses, among other reasons. These losses resulted in airlines renegotiating or attempting to renegotiate labor contracts, reconfiguring flight schedules, furloughing or terminating Crewmembers, as well as considering other efficiency and cost-cutting measures. Despite these actions, several airlines have reorganized under Chapter 11 of the U.S. Bankruptcy Code to permit them to reduce labor rates, restructure debt, terminate pension plans and generally reduce their cost structure. Since 2005, the U.S. airline industry has experienced significant consolidation and liquidations. A global economic recession and related unfavorable general economic conditions, such as higher unemployment rates, a constrained credit market, housing-related pressures, and increased business operating costs can reduce spending for both leisure and business travel. Unfavorable economic conditions could also impact an airline’s ability to raise fares to counteract increased fuel, labor, and other costs. It is possible that further airline reorganizations, consolidation, bankruptcies or liquidations may occur in the current global economic environment, the effects of which we are unable to predict. We cannot assure you the occurrence of these events, or potential changes resulting from these events, will not harm our business or the industry.
A future act of terrorism, the threat of such acts or escalation of U.S. military involvement overseas could adversely affect our industry.
Acts of terrorism, the threat of such acts or escalation of U.S. military involvement overseas could have an adverse effect on the airline industry. In the event of an act of terrorism, whether or not successful, the airline industry would likely experience increased security requirements and significantly reduced demand. We cannot assure you these actions, or consequences resulting from these actions, will not harm our business or the industry.

Changes in government regulations imposing additional requirements and restrictions on our operations could increase our operating costs and result in service delays and disruptions.
Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, involving significant compliance costs. In the last several years, Congress has passed laws, and the agencies of the federal government, including, but not limited to, the DOT, FAA, CBP and the TSA have issued regulations relating to the operation of airlines that have required significant expenditures. We expect to continue to incur expenses in connection with complying with government regulations. Additional laws including executive orders, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. If adopted or materially amended, these measures could have the effect of raising ticket prices affecting the perception of the airline industry, reducing air travel demand and/or revenue and increasing costs. We cannot assure you these and other laws including executive orders, regulations or taxes enacted in the future will not harm our business.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Aircraft
As of December 31, 2016, we operated a fleet consisting of 37 Airbus A321 aircraft, 130 Airbus A320 aircraft and 60 Embraer E190 aircraft as summarized below:

Aircraft	Seating Capacity		Owned	Capital Leased	Operating Leased	Total	Average Age in Years
Airbus A320	150	(1)	111	4	15	130	11.3
Airbus A321	200 / 159	(2)	33	2	2	37	1.5
Embraer E190	100		30	—	30	60	8.2
			174	6	47	227	8.9
(1) During the fourth quarter of 2016, we completed the buy out of nine of our aircraft leases.
(2) Our Airbus A321 with a single cabin layout has a seating capacity of 200 seats. Our Airbus A321 with our Mint™ premium service has a seating capacity of 159 seats.
As of December 31, 2016, our aircraft leases had an average remaining term of approximately 7 years, with expiration dates between 2018 and 2028. We have the option to extend most of these leases for additional periods or to purchase the aircraft at the end of the related lease term. 77 of our 174 owned aircraft are subject to secured debt financing; 97 of our owned aircraft and all of our 32 owned spare engines are unencumbered.
In November 2014, we amended our purchase agreement with Airbus by deferring 13 Airbus A321 aircraft deliveries and eight Airbus A320 aircraft deliveries from 2016-2020 to 2020-2023. Of these deferrals, ten Airbus A321current engine option (A321ceo) aircraft deliveries were converted to A321neo and five Airbus A320neo aircraft deliveries were converted to Airbus A321neo aircraft. We additionally converted three Airbus A320 aircraft deliveries in 2016 to Airbus A321 aircraft.
In July 2016, we further amended our purchase agreement with Airbus by adding 30 incremental Airbus A321 aircraft deliveries between 2017 and 2023; 15 of these aircraft are scheduled to be A321ceo to be delivered between 2017 and 2019 and the remaining 15 are scheduled to be A321neos to be delivered between 2020 and 2023. Starting after June 2019, we would have the option to take any or all of our A321neo deliveries with the Long Range configuration, the A321-LR.
As of December 31, 2016, we had 135 aircraft on order scheduled for delivery through 2023. Our future aircraft delivery schedule is as follows:

Year	Airbus A320neo	Airbus A321ceo	Airbus A321neo	Embraer 190	Total
2017	—	15	—	—	15
2018	—	8	3	—	11
2019	—	3	18	—	21
2020	6	—	12	10	28
2021	16	—	4	7	27
2022	3	—	17	7	27
2023	—	—	6	—	6
Total	25	26	60	24	135

Ground Facilities
Airports
All of our facilities at the airports we serve are under leases or other occupancy agreements. This space is leased directly or indirectly from the local airport authority on varying terms dependent on prevailing practices at each airport. Our passenger terminal service facilities consisting of ticket counters, gate space, operations support area and baggage service offices generally have agreement terms ranging from less than one year to five years. They can contain provisions for periodic adjustments of rental rates, landing fees and other charges applicable under the type of lease. Under some of these agreements we are responsible for the maintenance, insurance, utilities and certain other facility-related expenses and services.
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
•Boston - We had an initial five year lease agreement with Massport for five gates in Terminal C that started on May 1, 2005 and allowed JetBlue to grow to 11 gates by 2008. We negotiated an extension as of May 1, 2010 whereby the lease had 20 successive one-year automatic renewals, each from May 1 through to April 30. With the continued growth of our operations in Boston, we increased the number of leased gates from Massport to 16 and signed an amendment in May 2014 to lease an additional eight gates and related support spaces in Terminal C that were previously occupied by United Airlines.  As of December 31, 2016, we leased 24 gates in Terminal C.
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
•Boston - We have a ground lease agreement which expires in 2017 for a building which includes an aircraft maintenance hangar and support space. We anticipate exercising a five year lease option prior to lease expiration. We also have a lease for a facility to accommodate our ground support equipment maintenance.
•Orlando - We have a ground lease agreement for a hanger which expires in 2035. Previously, the hangar was shared between LiveTV and JetBlue. When we sold LiveTV in June 2014, JetBlue took over the entire hangar complex. We also occupy a training center, JetBlue University, with a lease agreement expiring in 2035 which we use for the initial and recurrent training of our pilots and in-flight crew, as well as support training for our technical operations and airport crew. This facility is equipped with six full flight simulators, nine cabin trainers, a training pool, classrooms and support areas. In 2015, we opened the Lodge at OSC which is adjacent to JetBlue University and is used for lodging our Crewmembers when they attend training.
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

ITEM 3.    LEGAL PROCEEDINGS
In the ordinary course of our business, we are party to various legal proceedings and claims which we believe are incidental to the operation of our business. Other than as described under Note 11 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, we believe the ultimate outcome of these proceedings to which we are currently a party will not have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

 ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Stockholder Matters
Our common stock is traded on the NASDAQ Global Select Market under the symbol JBLU. The table below shows the high and low closing prices for our common stock.

	High	Low
2016 Quarter Ended
March 31	$23.37	$19.34
June 30	21.33	15.15
September 30	18.71	15.76
December 31	22.79	16.93
2015 Quarter Ended
March 31	$19.58	$14.38
June 30	21.83	18.56
September 30	27.02	20.06
December 31	26.86	22.65
As of January 31, 2017, there were approximately 460 holders of record of our common stock.
We have not paid cash dividends on our common stock and have no current intention to do so. Any future determination to pay cash dividends would be at the discretion of our Board of Directors, subject to applicable limitations under Delaware law. This decision would be dependent upon our results of operations, financial condition and other factors deemed relevant by our Board of Directors.

Purchases of Equity Securities by the Issuer and Affiliated Purchases
In September 2015, the Board of Directors authorized a three year share repurchase program starting in 2016, of up to $250 million worth of shares. This authorization replaced the 2012 authorization. On December 7, 2016, the Board approved changes to our share repurchase program to increase the aggregate authorization in the value of the program, to $500 million worth of shares, and extended the term of the program through December 31, 2019. The current program includes authorization for repurchases in open market transactions or privately-negotiated transactions, including accelerated stock repurchase transactions. We may adjust or change our share repurchase practices based on market conditions and other alternatives. During 2016, the following shares were repurchased under the program (in millions, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(3)
November 2016	5.4	(1) (2)	5.4	$380
December 2016	0.4	(1) (2)	0.4	380
Total	5.8		5.8
(1) On November 7, 2016, JetBlue entered into an accelerated share repurchase, or ASR, agreement with Goldman, Sachs & Co. paying $60 million for an initial delivery of approximately 2.7 million shares. The term of the ASR concluded on December 29, 2016 with Goldman, Sachs & Co. delivering approximately 0.2 million additional shares to JetBlue. A total of approximately 2.9 million shares was repurchased under the agreement at an average price per share of $20.74. The total shares purchased by JetBlue were based on the volume weighted average prices of JetBlue's common stock during the term of the ASR.
(2) On November 7, 2016, JetBlue entered into an accelerated share repurchase, or ASR, agreement with Morgan Stanley & Co. LLC paying $60 million for an initial delivery of approximately 2.7 million shares. The term of the ASR concluded on December 30, 2016 with Morgan Stanley & Co. LLC delivering approximately 0.2 million additional shares to JetBlue. A total of approximately 2.9 million shares was repurchased under the agreement at an average price per share of $20.93. The total shares purchased by JetBlue were based on the volume weighted average prices of JetBlue's common stock during the term of the ASR.
(3) In September 2015, the Board of Directors authorized a three year repurchase program starting in 2016, of up to $250 million worth of shares. This authorization replaced the 2012 authorization. On December 7, 2016, the Board approved changes to our share repurchase program to increase the aggregate authorization in the value of the program, to up to $500 million worth of shares. As of December 31, 2016, we have repurchased a total of approximately $120 million worth of shares of our common stock at an average price of $20.84 per share.
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
During 2016, holders of our 6.75% Convertible Debentures due 2039 (Series B) voluntarily converted approximately $86 million in principal amount into shares of our common stock at a rate of 204.6036 shares per $1,000 debenture. As a result, we issued approximately 17.6 million shares of our common stock during the fourth quarter of 2016.
We have no convertible debentures outstanding as of December 31, 2016.

Stock Performance Graph
This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.
The following line graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s 500 Stock Index and the NYSE Arca Airline Index from December 31, 2012 to December 31, 2016. The comparison assumes the investment of $100 in our common stock and in each of the foregoing indices and reinvestment of all dividends. The stock performance shown represents historical performance and is not representative of future stock performance.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
JetBlue Airways Corporation	$100	$149	$277	$396	$392
S&P 500 Stock Index	100	130	144	143	157
NYSE Arca Airline Index	100	158	235	197	251

ITEM 6.    SELECTED FINANCIAL DATA

The following financial information for each of the prior five years ending on December 31 has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report.

(in millions except per share data)	2016	2015	2014	2013	2012
Statements of Operations Data
Operating revenues	$6,632	$6,416	$5,817	$5,441	$4,982
Operating expenses:
Aircraft fuel and related taxes	1,074	1,348	1,912	1,899	1,806
Salaries, wages and benefits	1,698	1,540	1,294	1,135	1,044
Landing fees and other rents	357	342	321	305	277
Depreciation and amortization	393	345	320	290	258
Aircraft rent	110	122	124	128	130
Sales and marketing	259	264	231	223	204
Maintenance, materials and repairs	563	490	418	432	338
Other operating expenses	866	749	682	601	549
Total operating expenses	5,320	5,200	5,302	5,013	4,606
Operating income	1,312	1,216	515	428	376
Other income (expense)(1)	(96)	(119)	108	(149)	(167)
Income before income taxes	1,216	1,097	623	279	209
Income tax expense	457	420	222	111	81
Net income	$759	$677	$401	$168	$128
Earnings per common share:
Basic	$2.32	$2.15	$1.36	$0.59	$0.45
Diluted	$2.22	$1.98	$1.19	$0.52	$0.40
Other Financial Data:
Operating margin	19.8%	19.0%	8.9%	7.9%	7.5%
Pre-tax margin(1)	18.3%	17.1%	10.7%	5.1%	4.2%
Ratio of earnings to fixed charges	7.03x	5.71x	3.59x	2.05x	1.75x
Net cash provided by operating activities	$1,632	$1,598	$912	$758	$698
Net cash used in investing activities	(1,045)	(1,134)	(379)	(476)	(867)
Net cash used in financing activities	(472)	(487)	(417)	(239)	(322)
(1) In 2014, we had a gain of $241 million from the sale of LiveTV. Pre-tax margin excluding the gain on the sale of LiveTV is 6.6%.

(in millions)	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash and cash equivalents	$433	$318	$341	$225	$182
Investment securities	628	607	427	516	685
Total assets(2)	9,487	8,644	7,817	7,323	7,047
Total long-term debt and capital leases(2)	1,384	1,827	2,211	2,558	2,828
Common stockholders’ equity	4,013	3,210	2,529	2,134	1,888

	2016	2015	2014	2013	2011
Operating Statistics:
Revenue passengers (thousands)	38,263	35,101	32,078	30,463	28,956
Revenue passenger miles (millions)	45,619	41,711	37,813	35,836	33,563
Available seat miles (ASMs) (millions)	53,620	49,258	44,994	42,824	40,075
Load factor	85.1%	84.7%	84.0%	83.7%	83.8%
Aircraft utilization (hours per day)	12.0	11.9	11.8	11.9	11.8
Average fare	$157.14	$167.89	$166.57	$163.19	$157.11
Yield per passenger mile (cents)	13.18	14.13	14.13	13.87	13.55
Passenger revenue per ASM (cents)	11.21	11.96	11.88	11.61	11.35
Operating revenue per ASM (cents)	12.37	13.03	12.93	12.71	12.43
Operating expense per ASM (cents)	9.92	10.56	11.78	11.71	11.49
Operating expense per ASM, excluding fuel and related taxes (cents)	7.92	7.82	7.53	7.28	6.99
Operating expense per ASM, excluding fuel, profit sharing and related taxes (cents)	7.59	7.51	7.48	7.25	6.98
Airline operating expense per ASM (cents)(1)	9.92	10.56	11.70	11.56	11.34
Departures	337,302	316,505	294,800	282,133	264,600
Average stage length (miles)	1,093	1,092	1,088	1,090	1,085
Average number of operating aircraft during period	218.9	207.9	196.2	185.2	173.9
Average fuel cost per gallon, including fuel taxes	$1.41	$1.93	$2.99	$3.14	$3.21
Fuel gallons consumed (millions)	760	700	639	604	563
Average number of full-time equivalent Crewmembers(1)	15,696	14,537	13,280	12,447	12,035

(1)Excludes results of operations and employees of LiveTV, LLC, which were unrelated to our airline operations and are immaterial to our consolidated operating results. As of June 10, 2014, employees of LiveTV, LLC were no longer part of JetBlue.
(2)Retrospective application to all prior periods as required under ASU 2015-03 Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs. See Note 1 to the Consolidated Financial Statements for additional information.

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
In 2016, we experienced the continuation of uncertain economic conditions and the persistent competitiveness of the airline industry. Even with these external factors, 2016 was the most profitable year in our history and is our fifth consecutive year of net income growth. We generated operating revenue growth of almost 3.4% year-over-year and reported our highest ever net income which benefited significantly from a rapid decline in fuel prices. We are committed to delivering a safe and reliable JetBlue Experience for our Customers as well as increasing returns for our shareholders. We believe our continued focus on cost discipline, product innovation and network enhancements, combined with our commitment to service excellence, will drive our future success.
2016 Financial Highlights
•We reported our highest ever net income of $759 million, an increase of $82 million compared to 2015. This increase was principally driven by a reduction in aircraft fuel expenses and higher passenger revenue, partially offset by an increase in controllable costs.
•We generated over $6.6 billion in operating revenue, an increase of $216 million compared to 2015 due primarily to a 9.0% increase in revenue passengers partially offset by a 6.4% decrease in the average fare.
•Operating margin increased by 0.8 points to 19.8% and we improved our return on invested capital, or ROIC, by 0.6 points to 14.3% primarily driven by a reduction in aircraft fuel expenses, higher revenue, and continued balance sheet improvement.
•Our earnings per diluted share were $2.22, the highest in our history.
•We generated $1.6 billion in cash from operations. The significant amount of cash we generated provided the opportunity to pay cash for all 2016 aircraft deliveries, buy out nine aircraft leases, reduce existing debt balances and execute share repurchases.
•Operating expenses per available seat mile decreased 6.0% to 9.92 cents, primarily driven by a reduction in aircraft fuel expenses. Excluding fuel, profit sharing and related taxes our cost per available seat mile increased 1.1% in 2016.
Company Initiatives
Strengthening of our Balance Sheet
Throughout 2016 we continued to focus on strengthening our balance sheet. We ended the year with unrestricted cash, cash equivalents and short-term investments of $971 million and undrawn lines of credit of approximately $600 million. At year end 2016, unrestricted cash, cash equivalents and short-term investments was approximately 15% of trailing twelve months revenue. We reduced our overall debt and capital lease obligations by $443 million which included the final maturity of our 2004 EETC of $185 million. As a result, 15 aircraft became unencumbered. We have increased the number of unencumbered aircraft in 2016 bringing total unencumbered aircraft to 97 and spare engines to 32 as of December 31, 2016. In 2016, the holders of our 6.75% Convertible Debentures due 2039 (Series B) converted their securities into approximately 17.6 million shares of our common stock. During 2016, we acquired approximately 5.8 million shares of our common stock for approximately $120 million under our share repurchase program.
Aircraft
During 2016, we took delivery of 12 Airbus A321 aircraft, 10 purchases and 2 leases. In November 2014, we amended our purchase agreement with Airbus deferring 13 Airbus A321 aircraft deliveries and eight Airbus A320 aircraft deliveries from 2016-2020 to 2020-2023. Of these deferrals, ten Airbus A321 aircraft deliveries were converted to A321neo and five Airbus A320neo aircraft deliveries were converted to Airbus A321neo aircraft. We additionally converted three Airbus A320 aircraft deliveries in 2016 to Airbus A321 aircraft. In July 2016, we further amended our purchase agreement with Airbus by adding 30 incremental Airbus A321 aircraft deliveries between 2017 and 2023; 15 of these aircraft will be A321ceo to be delivered between 2017 and 2019 and the remaining 15 will be A321neos to be delivered between 2020 and 2023.

Airport Infrastructure Investments
In November 2015, we unveiled Phase I of our $50 million Terminal C upgrade at Boston Logan International Airport. This upgrade included new kiosks and ticket counters. Twenty-five kiosks and thirty check-in counters are in use in the North Pod of the terminal. Phase II of the upgrade, funded by the Massachusetts Port Authority, or Massport, was completed on the South Pod in 2016 which mirrors the check-in experience of the North Pod. Updated digital flight information displays and a connector between Terminal C and international flights at Terminal E were also completed during 2016.
We introduced self-tagging kiosks to four BlueCities in 2016: Albany, NY; San Juan, Puerto Rico; John F. Kennedy Airport in New York; and Fort Lauderdale, FL. We believe these kiosks will streamline the airport experience for our Customers and plan to introduce them in Boston and other BlueCities in 2017.
Network
As part of our ongoing network initiatives and route optimization efforts we continued to make schedule and frequency adjustments throughout 2016. We added eight new BlueCities to our network: Daytona Beach, FL; Palm Springs, CA; Quito, Ecuador; Nashville, TN; Santa Clara, Cuba; Camagüey, Cuba; Holguín, Cuba; and Havana, Cuba. We also added new routes between existing BlueCities.
Outlook for 2017
We believe we will improve our long term return for shareholders as we implement our structural cost initiatives. We plan to add new destinations and route pairings based upon market demand, having previously announced Atlanta as our next BlueCity scheduled for March 2017. We are continuously looking to expand our other ancillary revenue opportunities, improve our TrueBlue® loyalty program and deepen our portfolio of commercial partnerships. As in the past, we intend to invest in infrastructure and product enhancements which we believe will enable us to reap future benefits. We also remain committed to strengthening the balance sheet.
For the full year 2017, we estimate our operating capacity will increase by approximately 5.5% to 7.5% over 2016 with the addition of 15 Airbus A321 aircraft to our operating fleet. We are expecting our cost per available seat mile, excluding fuel and related taxes, for 2017 to increase by between approximately 1.5% to 3.5% over the level in 2016.

RESULTS OF OPERATIONS
Year 2016 compared to Year 2015
Overview
We reported net income of $759 million, operating income of $1,312 million and operating margin of 19.8% for the year ended December 31, 2016. This compares to net income of $677 million, operating income of $1,216 million and operating margin of 19.0% for the year ended December 31, 2015. Diluted earnings per share were $2.22 for 2016 compared to $1.98 for the same period in 2015.
Approximately 77% of our operations are centered in and around the heavily populated northeast corridor of the U.S., which includes the New York and Boston metropolitan areas. During the first quarter of 2015, a series of winter storms impacted the New York and Boston metropolitan areas, with Boston's Logan Airport experiencing record breaking snowfall totals. Despite the adverse weather conditions, our operational performance improved over prior years with fewer flight cancellations. We estimate that winter storms reduced our operating income by approximately $10 million in the first quarter of 2015.
Operating Revenues

(revenues in millions; percent changes based on unrounded numbers)			Year-over-Year Change
	2016	2015	$	%
Passenger revenue	$6,013	$5,893	120	2.0
Other revenue	619	523	96	18.5
Operating revenues	6,632	6,416	216	3.4

Average fare	$157.14	$167.89	(10.75)	(6.4)
Yield per passenger mile (cents)	13.18	14.13	(0.95)	(6.7)
Passenger revenue per ASM (cents)	11.21	11.96	(0.75)	(6.3)
Operating revenue per ASM (cents)	12.37	13.03	(0.66)	(5.0)
Average stage length (miles)	1,093	1,092	1	0.1
Revenue passengers (thousands)	38,263	35,101	3,162	9.0
Revenue passenger miles (millions)	45,619	41,711	3,908	9.4
Available seat miles (ASMs) (millions)	53,620	49,258	4,362	8.9
Load factor	85.1%	84.7%		0.4	pts
Passenger revenue accounted for 90.7% of our total operating revenue for the year ended December 31, 2016. As well as seat revenue, passenger revenue includes revenue from our ancillary product offerings such as EvenMore™ Space. Revenue generated from international routes, including Puerto Rico, accounted for 28.4% of our passenger revenues in 2016. Revenue is recognized either when transportation is provided or after the ticket or customer credit expires. We measure capacity in terms of available seat miles, which represents the number of seats available for passengers multiplied by the number of miles the seats are flown. Yield, or the average amount one passenger pays to fly one mile, is calculated by dividing Passenger revenue by Revenue passenger miles. We attempt to increase Passenger revenue primarily by increasing our yield per flight which produces higher revenue per available seat mile. Our objective is to optimize our fare mix to increase our overall average fare while continuing to provide our Customers with competitive fares.
In 2016, the increase in Passenger revenue was mainly attributable to a 9.0% increase in revenue passengers partially offset by a 6.4% decrease in average fare. Our largest ancillary product remains the EvenMore™ Space seats, generating approximately $238 million in revenue, an increase of over 4% compared to 2015.
The primary component of Other revenue is the fees from reservation changes and excess baggage charged to Customers in accordance with our published policies. We also include the marketing component of TrueBlue® point sales, on-board product sales, charters, ground handling fees of other airlines and rental income.
In 2016, Other revenue increased by $96 million compared to 2015. The increase in Other revenue was primarily due to an increase in bag fees partly attributable to a full year of Fare Options pricing structure compared to half a year during 2015.

Operating Expenses

(in millions; per ASM data in cents; percentages based on unrounded numbers)			Year-over-Year Change		per ASM
	2016	2015	$	%	2016	2015	% Change
Aircraft fuel and related taxes	$1,074	$1,348	$(274)	(20.3)	2.00	2.74	(26.8)
Salaries, wages and benefits	1,698	1,540	158	10.2	3.17	3.13	1.2
Landing fees and other rents	357	342	15	4.3	0.67	0.70	(4.2)
Depreciation and amortization	393	345	48	13.9	0.73	0.70	4.7
Aircraft rent	110	122	(12)	(9.6)	0.21	0.25	(17.0)
Sales and marketing	259	264	(5)	(1.7)	0.48	0.54	(9.7)
Maintenance, materials and repairs	563	490	73	14.9	1.04	0.99	5.6
Other operating expenses	866	749	117	15.7	1.62	1.51	6.3
Total operating expenses	$5,320	$5,200	$120	2.3	9.92	10.56	(6.0)
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes represented 20% of our total operating expenses in 2016 compared to 26% in 2015. The average fuel price decreased 26.9% in 2016 to $1.41 per gallon. This was partially offset by an increase in our fuel consumption of approximately 60 million gallons. Additional fuel consumption was mainly due to our increase in capacity. Based on our expected fuel volume for 2017, a 10% per gallon increase in the cost of aircraft fuel would increase our annual fuel expense by approximately $133 million.
In 2016, we recorded fuel hedge gains of $9 million compared to $126 million in fuel hedge losses in 2015 which was recorded in Aircraft fuel and related taxes. We are unable to predict what the amount of ineffectiveness will be related to these instruments, or the potential loss of hedge accounting which is determined on a derivative-by-derivative basis, due to the volatility in the forward markets for these commodities.
Salaries, Wages and Benefits
Salaries, wages and benefits represent approximately 32% of our total operating expenses in 2016 compared to 30% in 2015. The increase in salaries, wages and benefits was primarily driven by profit sharing and an increase in our headcount. Our profit sharing is calculated as 15% of adjusted pre-tax income, reduced by Retirement Plus contributions and special items. Profit sharing increased by $25 million in 2016 compared to 2015, primarily driven by lower aircraft fuel and related taxes and increased revenues. During 2016, the average number of full-time equivalent Crewmembers increased by 8% and the average tenure of our Crewmembers was 6.3 years. Retirement Plus contributions, which equate to 5% of all of our eligible Crewmembers wages, increased by $4 million and our 3% retirement contribution for a certain portion of our FAA-licensed Crewmembers, which we refer to as Retirement Advantage, increased by approximately $1 million. The increasing tenure of our Crewmembers, rising healthcare costs and efforts to maintain competitiveness in our overall compensation packages will continue to pressure our costs in 2017.
Landing Fees and Other Rents
Landing fees and other rents include landing fees, which are at a premium in the heavily trafficked northeast corridor of the U.S. where approximately 77% of our operations center. Other rents primarily consist of rent for airports in our 100 BlueCities. Landing fees and other rents increased $15 million, or 4.3%, in 2016 primarily due to our increased departures.
Depreciation and Amortization
Depreciation and amortization primarily include depreciation for our owned and capital leased aircraft, engines, and in-flight entertainment systems. Depreciation and amortization increased $48 million, or 13.9%, primarily due to our ten owned A321 deliveries during 2016 resulting in an average of 160 owned and capital leased aircraft in 2016 compared to 149 in 2015.
Maintenance, Materials and Repairs
Maintenance, materials and repairs are generally expensed when incurred unless covered by a long-term flight hour services contract. The average age of our aircraft in 2016 was 8.9 years which is relatively young compared to our competitors. However, as our fleet ages our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our unit costs, as older aircraft require additional, more expensive repairs over time. We had an average of 11 additional total operating aircraft in 2016 compared to 2015.

In 2016, Maintenance, materials and repairs increased by $73 million, or 14.9% compared to 2015, primarily driven by increased flight hours on our engine flight-hour based maintenance repair agreements and by the number of airframe heavy maintenance repairs.
Other Operating Expenses
Other operating expenses consist of the following categories: outside services (including expenses related to fueling, ground handling, skycap, security and janitorial services), insurance, personnel expenses, professional fees, on-board supplies, shop and office supplies, bad debts, communication costs and taxes other than payroll and fuel taxes.
In 2016, Other operating expenses increased by $117 million, or 15.7%, compared to 2015, primarily due to an increase in airport services and the non-recurrence of the $9 million gain in 2015 related to an insurance recovery for a damaged engine, a $6 million legal settlement and a $6 million gain on sale of an engine.
Income Taxes
Our effective tax rate was 37.6% in 2016 and 38.3% in 2015. Our effective tax rate decreased primarily due to the adoption of Accounting Standards Update, or ASU, 2016-09, Improvements to Employee Share-Based Payment Accounting. See Note 1 to the Consolidated Financial Statements for additional information.

Year 2015 compared to Year 2014
Overview
We reported net income of $677 million, operating income of $1.2 billion and operating margin of 19.0% for the year ended December 31, 2015. This compares to net income of $401 million, operating income of $515 million and operating margin of 8.9% for the year ended December 31, 2014. Diluted earnings per share were $1.98 for 2015 compared to $1.19 for the same period in 2014. Net income for the year ended December 31, 2014 included the after tax gain on the sale of LiveTV of approximately $169 million or $0.49 per diluted share.
During the first three months of 2014, the New York and Boston metropolitan areas experienced one of the most severe winters in 20 years, with New York and Boston each experiencing over 57 inches of snow. These weather conditions led to the cancellation of approximately 4,100 flights. These cancellations resulted in a negative impact on our first quarter 2014 seat revenue as well as ancillary revenue such as change fees due to our policy of waiving these fees during severe weather events. During the first quarter of 2015, a series of winter storms again impacted the New York and Boston metropolitan areas, with Boston's Logan Airport experiencing record breaking snowfall totals. Despite the adverse weather conditions, our operational performance improved over the same period in 2014, resulting in approximately 37% fewer flight cancellations. We estimate that winter storms reduced our operating income by approximately $10 million in the first quarter of 2015 and $35 million in the first quarter of 2014.
Operating Revenues

(revenues in millions; percent changes based on unrounded numbers)			Year-over-Year Change
	2015	2014	$	%
Passenger revenue	$5,893	$5,343	$550	10.3
Other revenue	523	474	49	10.4
Operating revenues	6,416	5,817	599	10.3

Average fare	$167.89	$166.57	$1.32	0.8
Yield per passenger mile (cents)	14.13	14.13	—	—
Passenger revenue per ASM (cents)	11.96	11.88	0.08	0.7
Operating revenue per ASM (cents)	13.03	12.93	0.10	0.8
Average stage length (miles)	1,092	1,088	4	0.4
Revenue passengers (thousands)	35,101	32,078	3,023	9.4
Revenue passenger miles (millions)	41,711	37,813	3,898	10.3
Available seat miles (ASMs) (millions)	49,258	44,994	4,264	9.5
Load factor	84.7%	84.0%		0.7	pts

Passenger revenue accounted for over 91.8% of our total operating revenues for the year ended December 31, 2015. As well as seat revenue, passenger revenue includes revenue from our ancillary product offerings such as EvenMore™ Space. Revenue generated from international routes, including Puerto Rico, accounted for 30% of our passenger revenues in 2015. Revenue is recognized either when transportation is provided or after the ticket or passenger credit expires. We measure capacity in terms of available seat miles, which represents the number of seats available for passengers multiplied by the number of miles the seats are flown. Yield, or the average amount one passenger pays to fly one mile, is calculated by dividing Passenger revenue by Revenue passenger miles. We attempt to increase Passenger revenue primarily by increasing our yield per flight which produces higher Revenue per available seat mile. Our objective is to optimize our fare mix to increase our overall average fare while continuing to provide our Customers with competitive fares.
In 2015, the increase in Passenger revenue was mainly attributable to a 9.4% increase in revenue passengers and a 0.8% increase in average fare. Our largest ancillary product remains the EvenMore™ Space seats, generating approximately $228 million in revenue, an increase of over 14% compared to 2014.
In 2015, Other revenue increased by $49 million compared to 2014. The increase in Other revenue was primarily due to an increase in bag fees partly attributable to our new Fare Options pricing structure. Also contributing to the increase was revenues mainly from Getaways™, which was evolved during 2016 to JetBlue® Vacations sales and the marketing component of TrueBlue® point sales, which was offset by the $30 million of revenue prior to the sale of LiveTV in June 2014.

Operating Expenses

(in millions; per ASM data in cents; percentages based on unrounded numbers)			Year-over-Year Change		per ASM
	2015	2014	$	%	2015	2014	% Change
Aircraft fuel and related taxes	$1,348	$1,912	(564)	(29.5)	2.74	4.25	(35.6)
Salaries, wages and benefits	1,540	1,294	246	19.1	3.13	2.88	8.8
Landing fees and other rents	342	321	21	6.7	0.70	0.71	(2.5)
Depreciation and amortization	345	320	25	7.7	0.70	0.71	(1.6)
Aircraft rent	122	124	(2)	(1.8)	0.25	0.28	(10.3)
Sales and marketing	264	231	33	14.3	0.54	0.51	4.4
Maintenance, materials and repairs	490	418	72	17.3	0.99	0.93	7.1
Other operating expenses	749	682	67	9.8	1.51	1.51	—
Total operating expenses	$5,200	$5,302	$(102)	(1.9)	10.56	11.78	(10.4)
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes represented 26% of our total operating expenses in 2015 compared to 36% in 2014. The average fuel price decreased 35.6% in 2015 to $1.93 per gallon. This was partially offset by an increase in our fuel consumption of approximately 61 million gallons. Additional fuel consumption was mainly due to our increase in capacity and lower flight cancellations during the first quarter of 2015 compared to flight cancellations during the first quarter of 2014 as a result of the harsh winter weather. Based on our expected fuel volume for 2016, a 10% per gallon increase in the cost of aircraft fuel would increase our annual fuel expense by approximately $120 million.
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
We agreed to provide our pilots with a 20% pay increase in their base rate over three years starting in 2014. In January 2014, the FAA’s rule amending the FAA’s flight, duty, and rest regulations became effective. Among other things, the rule requires a ten hour minimum rest period prior to a pilot’s flight duty period; mandates a pilot must have an opportunity for eight hours of uninterrupted sleep within the rest period; and imposes new pilot “flight time” and “duty time” limitations based upon report times, the number of scheduled flight segments, and other operational factors. We have hired additional pilots to address the requirements of the rule.
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
Maintenance, Materials and Repairs
Maintenance, materials and repairs are generally expensed when incurred unless covered by a long-term flight hour services contract. The average age of our aircraft in 2015 was 8.3 years which is relatively young compared to our competitors. However, as our fleet ages, our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our unit costs, as older aircraft require additional, more expensive repairs over time. We had an average of 11.7 additional total operating aircraft in 2015 compared to 2014.
In 2015, Maintenance, materials and repairs increased by $72 million, or 17.3% compared to 2014, primarily driven by increased flight hours on our engine flight-hour based maintenance repair agreements and by the number of airframe heavy maintenance repairs.
Other Operating Expenses
Other operating expenses consist of the following categories: outside services (including expenses related to fueling, ground handling, skycap, security and janitorial services), insurance, personnel expenses, cost of goods sold to other airlines by LiveTVwhen LiveTV was a subsidiary of JetBlue, professional fees, on-board supplies, shop and office supplies, bad debts, communication costs and taxes other than payroll and fuel taxes.
In 2015, Other operating expenses increased by $67 million, or 9.8%, compared to 2014, primarily due to an increase in airport services and passenger on-board supplies resulting from increased passengers flown, partially offset by the non-recurrence of operating costs associated with LiveTV during the first six months of 2014, a $9 million gain in 2015 related to an insurance recovery for a damaged engine, a $6 million legal settlement and a $6 million gain on sale of an engine. Non-recurring items in 2014 included the sale of an engine for a gain of $3 million and a gain of $4 million relating to a legal settlement.

Income Taxes
Our effective tax rate was 38.3% in 2015 and 35.7% in 2014. Our 2014 effective tax rate differs from the statutory income tax rate primarily due to the release of the $19 million tax benefit related to the utilization of a capital loss carryforward. We were able to utilize capital loss carryforwards due to the sale of our subsidiary, LiveTV. The rate was also affected by state income taxes and the non-deductibility of certain items for tax purposes. The relative size of these items compared to our pre-tax income also affect the rate.

LIQUIDITY AND CAPITAL RESOURCES
The airline business is capital intensive. Our ability to successfully execute our profitable growth plans is largely dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business depends on maintaining sufficient liquidity. We believe we have adequate resources from a combination of cash and cash equivalents, investment securities on-hand and two available lines of credit. Additionally, as of December 31, 2016, we had 97 unencumbered aircraft and 32 unencumbered spare engines which we believe could be an additional source of liquidity, if necessary.
We believe a healthy liquidity position is a crucial element of our ability to weather any part of the economic cycle while continuing to execute on our plans for profitable growth and increased returns. Our goal is to continue to be diligent with our liquidity, maintaining financial flexibility and allowing for prudent capital spending.
As of December 31, 2016, we had unrestricted cash and cash equivalents of $433 million and short-term investments of $538 million. We believe our current level of unrestricted cash, cash equivalents and short-term investments of approximately 15% of trailing twelve months revenue, combined with our approximately $600 million in available lines of credit and portfolio of unencumbered assets, provides us with a strong liquidity position and the potential for higher returns on cash deployment. We believe we have taken several important actions during 2016 in solidifying our strong balance sheet and overall liquidity position.
Our highlights for 2016 included:
•Reduced our overall debt balance by $443 million, including our final scheduled principal payment of $185 million associated with our 2004 EETC certificates and $86 million in convertible debt principal into shares of our common stock.
•Increased the number of unencumbered aircraft from 61 as of December 31, 2015, to 97 as of December 31, 2016. This was principally accomplished by paying cash for the purchase of 10 Airbus A321 aircraft, buying out the leases on nine of our aircraft and the final scheduled payment of our 2004 EETC.
•As a result of these 2016 highlights, our adjusted debt to capitalization ratio improved from 46% in 2015 to 35% in 2016.
Analysis of Cash Flows
We had cash and cash equivalents of $433 million as of December 31, 2016. This compares to $318 million and $341 million as of December 31, 2015 and 2014, respectively. We held both short and long term investments in 2016, 2015 and 2014. Our short-term investments totaled $538 million as of December 31, 2016 compared to $558 million and $367 million as of December 31, 2015 and 2014, respectively. Our long-term investments totaled $90 million as of December 31, 2016 compared to $49 million and $60 million as of December 31, 2015 and 2014, respectively.
Operating Activities
Cash flows provided by operating activities totaled approximately $1.6 billion in each of 2016 and 2015 and $912 million in 2014. There was a $34 million increase in cash flows from operating activities in 2016 compared to 2015. During 2016, we saw a 8.9% increase in capacity and a 26.9% decrease in the price of fuel which both helped to improve operating cash flows. The $686 million increase in cash flows from operations in 2015 compared to 2014 was primarily a result of a 9.5% increase in capacity, a 0.8% increase in average fares and a decrease of 35.6% in fuel prices. As of December 31, 2016, our unrestricted cash, cash equivalents and short-term investments as a percentage of trailing twelve months revenue was approximately 15%. We rely primarily on cash flows from operations to provide working capital for current and future operations.

Investing Activities
During 2016, capital expenditures related to our purchase of flight equipment included $161 million for flight equipment deposits, $588 million for the purchase of 10 new Airbus A321 aircraft and the buyout of nine aircraft leases, $18 million for spare part purchases, and $96 million for flight equipment work-in-progress. Other property and equipment capital expenditures also included ground equipment purchases and facilities improvements for $148 million. Investing activities also included the net purchase of $23 million in investment securities.
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
We currently anticipate 2017 capital expenditures to be between $1.2 billion and $1.4 billion, including approximately $1,050 million and $1.2 billion for aircraft and predelivery deposits. The remaining capital expenditures of approximately $150 million to $200 million relate to non-aircraft projects such as our initiative to reduce our structural cost with the goal of saving $250 to $300 million by 2020.
Financing Activities
Financing activities during 2016 consisted of the scheduled repayment of $368 million relating to debt and capital lease obligations, as a result, 17 aircraft became unencumbered. In addition, we acquired $134 million in treasury shares of which $120 million related to our accelerated share repurchase in the fourth quarter of 2016. During the period, we realized $45 million in proceeds from the issuance of stock related to employee share-based compensation. During 2016, $86 million of Series B 6.75% convertible debentures were converted by holders, as a result, we issued approximately 17.6 million shares of our common stock.
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

In November 2015, we filed an automatic shelf registration statement with the SEC. Under this shelf registration statement, we, or one or more selling security holders, have the capacity to offer and sell from time to time common stock, preferred stock, debt securities, depositary shares, warrants, stock purchase contracts, stock purchase units, subscription rights, and pass-through certificates. The net proceeds of any securities we sell under this registration statement may be used for general corporate purposes, including among other possible uses, the acquisition of aircraft and construction of facilities on or near airports, the repayment or repurchase of short-term or long-term debt or lease obligations and other capital expenditures. We may also use the proceeds for temporary investments until we need them for general corporate purposes. We will not receive any of the proceeds from the sale of securities by any selling security holders who may be named in a prospectus supplement. Through to December 31, 2016, we had not issued any securities under this registration statement. We may utilize this universal shelf registration statement in the future to raise capital to fund the continued development of our products and services, the commercialization of our products and services or for other general corporate purposes.
None of our lenders or lessors are affiliated with us.
Capital Resources
We have been able to generate sufficient funds from operations to meet our working capital requirements and we have historically financed our aircraft through either secured debt or lease financing. As of December 31, 2016, we operated a fleet of 227 aircraft which included 27 Airbus A321 aircraft and 70 Airbus A320 aircraft that were unencumbered. Of our remaining aircraft, 47 were under operating leases, six were financed under capital leases and 77 were financed by private and public secured debt. Additionally we have 32 unencumbered spare engines. Approximately 33% of our property and equipment is pledged as security under various loan arrangements.
Dependent on market conditions, we anticipate using a mix of cash and debt financing for the 15 Airbus A321 aircraft scheduled for delivery in 2017. To the extent we cannot secure financing on terms we deem attractive, we may be required to pay in cash, further modify our aircraft acquisition plans or incur higher than anticipated financing costs. Although we believe debt and/or lease financing should be available to us if needed, we cannot give assurance we will be able to secure financing on terms attractive to us, if at all.
Working Capital
We had a working capital deficit of $656 million as of December 31, 2016 compared to a deficit of $902 million as of December 31, 2015 and a deficit of $736 million as of December 31, 2014. Working capital deficits can be customary in the airline industry since air traffic liability is classified as a current liability. Our working capital deficit decreased $246 million in 2016 mainly due to several factors including a decrease in current debt maturities primarily related to our final maturity of our 2004 EETC of $185 million, and holders voluntary conversion of our 6.75% Convertible Debentures due 2039 (Series B) resulting in the issuance of approximately 17.6 million shares of our common stock.
In 2012, we entered into a revolving line of credit with Morgan Stanley for up to $100 million which was subsequently increased to $200 million in December 2012. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the borrowing amount may vary accordingly. This line of credit bears interest at a floating rate of interest based upon the London Interbank Offered Rate, or LIBOR, plus a margin. We did not borrow on this facility in 2016 or 2015 and the line was undrawn as of December 31, 2016. In November 2014, we increased our Credit and Guaranty Agreement with Citibank, N.A. as the administrative agent to $400 million. Borrowing under the Credit Facility bears interest at a variable rate equal to LIBOR, plus a margin. The Credit Facility is scheduled to terminate in 2018. The Credit Facility is secured by Slots at JFK, LaGuardia, Reagan National and certain other assets. The Credit Facility includes covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under all revolving credit facilities. In addition, the covenants restrict our ability to incur additional indebtedness, issue preferred stock or pay dividends. During 2016 and 2015, we did not borrow on this facility and the line was undrawn as of December 31, 2016.
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

Debt and Capital Leases
Our scheduled debt maturities peaked in 2016. As part of our efforts to effectively manage our balance sheet and improve ROIC, we expect to continue to actively manage our debt balances. Our approach to debt management includes managing the mix of fixed vs. floating rate debt, annual maturities of debt and the weighted average cost of debt. We intend to continue to opportunistically pre-purchase outstanding debt when market conditions and terms are favorable as well as when excess liquidity is available.Additionally, our unencumbered assets, including 97 aircraft and 32 engines, allow some flexibility in managing our cost of debt and capital requirements. The proceeds from the sale of LiveTV in 2014 were allocated to debt reduction and share buybacks which are ROIC accretive.
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
CONTRACTUAL OBLIGATIONS
Our noncancelable contractual obligations at December 31, 2016 include:

	Payments due in
(in billions)	Total	2017	2018	2019	2020	2021	Thereafter
Long-term debt and capital lease obligations(1)	$1.7	$0.3	$0.2	$0.3	$0.2	$0.2	$0.5
Lease commitments	1.3	0.2	0.2	0.1	0.1	0.1	0.6
Flight equipment obligations	8.1	1.1	0.9	1.3	1.6	1.4	1.8
Other obligations(2)	3.8	0.7	0.6	0.7	0.5	0.2	1.1
Total	$14.9	$2.3	$1.9	$2.4	$2.4	$1.9	$4.0

(1)	Includes actual interest and estimated interest for floating-rate debt based on December 31, 2016 rates.

(2)	Amounts include noncancelable commitments for the purchase of goods and services.
The interest rates are fixed for $1.2 billion of our debt and capital lease obligations, with the remaining $0.2 billion having floating interest rates. The floating interest rates adjust either quarterly or semi-annually based on LIBOR. The weighted average maturity of all of our debt was six years as of December 31, 2016.
As of December 31, 2016, we were in compliance with all of our covenants in relation to our debt and lease agreements and 33% of our owned property and equipment were pledged as security under various loan agreements.
As of December 31, 2016, we had operating lease obligations for 47 aircraft with lease terms that expire between 2018 and 2028. None of these leases have a variable-rate rent payments which adjust semi-annually based on LIBOR. Our aircraft lease agreements contain termination provisions which include standard maintenance and return conditions. Our policy is to record these lease return conditions when they are probable and the costs can be estimated. We also lease airport terminal space and other airport facilities in each of our markets, as well as office space and other equipment. We have approximately $31 million of restricted assets pledged under standby letters of credit related to certain of our leases which will expire at the end of the related leases. As of December 31, 2016, the average age of our operating fleet was 8.9 years.
Our firm aircraft order as of December 31, 2016 is as follows:

Year	Airbus A320neo	Airbus A321ceo	Airbus A321neo	Embraer 190	Total
2017	—	15	—	—	15
2018	—	8	3	—	11
2019	—	3	18	—	21
2020	6	—	12	10	28
2021	16	—	4	7	27
2022	3	—	17	7	27
2023	—	—	6	—	6
2024	—	—	—	—	—
Total	25	26	60	24	135
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

Our Terminal at JFK, T5, is governed by a lease agreement we entered into with the PANYNJ in 2005.  We are responsible for making various payments under the lease. This includes ground rents for the terminal site which began at the time of the lease execution in 2005 and facility rents commenced in October 2008 upon our occupancy of T5.  The facility rents are based on the number of passengers enplaned out of the terminal, subject to annual minimums.  The PANYNJ reimbursed us for construction costs of this project in accordance with the terms of the lease, except for approximately $76 million in leasehold improvements provided by us. In 2013, we amended this lease to include additional ground space for our international arrivals facility, T5i, which we opened in November 2014. For financial reporting purposes, the T5 project is being accounted for as a financing obligation, with the constructed asset and related liability being reflected on our consolidated balance sheets.  The T5i project was accounted for at cost. Minimum ground and facility rents at JFK totaling $299 million are included in the commitments table above as lease commitments and financing obligations.
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

Frequent flyer accounting
We utilize a number of estimates in accounting for our TrueBlue® customer loyalty program, or TrueBlue®. We record a liability for the estimated incremental cost of outstanding points earned from JetBlue purchases that we expect to be redeemed. This liability was $30 million and $24 million as of December 31, 2016 and 2015, respectively. The estimated cost includes incremental fuel, insurance, passenger food and supplies, in-flight entertainment and reservation costs. We adjust this liability, which is included in air traffic liability, based on points earned and redeemed, points that will ultimately go unused, or breakage, changes in the estimated incremental costs associated with providing travel and changes in the TrueBlue® program. Customers earn points based on the value paid for a trip rather than the length of the trip and never expire. In addition, there is no longer an automatic generation of a travel award once minimum award levels are reached, but instead the points are maintained in the account until used by the member. Customers can pool points between small groups of people, branded as Family PoolingTM. We believe Family PoolingTM did not have a material impact on the annual breakage calculation. Periodically we evaluate our assumptions for appropriateness, including comparison of the cost estimates to actual costs incurred as well as the expiration and redemption assumptions to actual experience. Changes in the minimum award levels or in the lives of the awards would also require us to reevaluate the liability, potentially resulting in a significant impact in the year of change as well as in future years.
TrueBlue® points can also be sold to participating companies, including credit card and car rental companies. These sales are accounted for as multiple-element arrangements.
Upon the re-launch of the TrueBlue® program in November 2009, we extended our co-branded credit card and membership rewards participation agreements. In connection with these extensions, we received a one-time payment of $37 million, which we deferred and recognized as other revenue over the original term of the agreement through 2015.
We identified two elements for our co-branded credit card partnership with American Express® which ended in 2015, with one element representing the fair value of the travel that will ultimately be provided when the points are redeemed and the other consisting of marketing related activities we conduct with the participating company. The fair value of the transportation portion of these point sales is deferred and recognized as passenger revenue when transportation is provided. The marketing portion, which is the excess of the total sales proceeds over the estimated fair value of the transportation to be provided, is recognized in other revenue when the points are sold.
In 2015, we announced a co-branded credit card partnership with Barclaycard®, which commenced in March 2016. The agreement is a multiple-element arrangement subject to ASU, 2009-13, Multiple Deliverable Revenue Arrangements. ASU 2009-13 requires the allocation of the overall consideration received to each deliverable using the estimated selling price. We identified the following deliverables: air transportation; use of the JetBlue brand name and access to our frequent flyer customer lists; advertising; and other airline benefits. In determining the estimated selling price, JetBlue considered multiple inputs, methods and assumptions, including: discounted cash flows; estimated equivalent ticket value, net of fulfillment discount; points expected to be awarded and redeemed; estimated annual spending by cardholder; estimated annual royalty for use of JetBlue's frequent flyer customer lists; and estimated utilization of other airline benefits. The overall consideration received is allocated to each deliverable based on their relative selling prices. The air transportation element will be deferred and recognized as passenger revenue when the points are utilized. The other elements will generally be recognized as other revenue when earned.
TrueBlue® points sold to participating companies which are not redeemed are recognized as revenue when management determines the probability of redemption is remote. Deferred revenue was $211 million and $181 million at December 31, 2016 and 2015, respectively.
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

Intangible assets
Our intangible assets consist of acquired take-off and landing Slots at certain domestic airports. Slots are rights to take-off or land at a specific airport during a specific time period during the day and are a means by which airport capacity and congestion can be managed. The Federal government controls Slots at four domestic airports under the High Density rule, including Reagan National Airport in Washington D.C. and LaGuardia and JFK Airports in New York City. In accounting for our Slot-related intangible assets we make estimates about their expected useful lives. Slots at High Density Airports are indefinite lived intangible assets. Slots at other airports will continue to be amortized on a straight-line basis over their expected useful lives of up to 15 years. Changes in our operations, government regulations or demand for air travel at these airports could result in changes to these estimates.
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
Derivative instruments used for aircraft fuel
We utilize financial derivative instruments to manage the risk of changing aircraft fuel prices. We do not purchase or hold any derivative instrument for trading purposes. As of December 31, 2016, we had $22 million of hedge assets related to the net fair value of these derivative instruments; the majority of which are not traded on a public exchange. Fair values are determined using commodity prices provided to us by independent third parties. When possible, we designate these instruments as cash flow hedges for accounting purposes, as defined by the Derivatives and Hedging topic of the Codification which permits the deferral of the effective portions of gains or losses until contract settlement.
The Derivatives and Hedging topic is a complex accounting standard. It requires us to develop and maintain a significant amount of documentation related to:
(1) our fuel hedging program and fuel management approach,
(2) statistical analysis supporting a highly correlated relationship between the underlying commodity in the derivative financial instrument and the risk being hedged, i.e. aircraft fuel, on both a historical and prospective basis, and
(3) cash flow designation for each hedging transaction executed, to be developed concurrently with the hedging transaction.
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
Operating Expenses per Available Seat Mile, excluding fuel and profit sharing
Operating expenses per available seat mile, or CASM, is a common metric used in the airline industry.  Our CASM for 2016 through 2012 are summarized in the table below. We exclude aircraft fuel, profit sharing, and related taxes from operating expenses to determine CASM ex-fuel and profit sharing. We believe that CASM ex-fuel and profit sharing provides investors the ability to measure financial performance excluding items beyond our control, such as (i) fuel costs, which are subject to many economic and political factors beyond our control, and (ii) profit sharing, which is sensitive to volatility in earnings.  We believe this measure is more indicative of our ability to manage costs and is more comparable to measures reported by other major airlines.  We are unable to reconcile such projected CASM ex-fuel and profit sharing as the nature or amount of excluded items are only estimated at this time.

Reconciliation of Operating expense per ASM, excluding fuel and profit sharing
(in millions; per ASM data in cents; percentages based on unrounded numbers)	2016		2015		2014		2013		2012
	$	per ASM	$	per ASM	$	per ASM	$	per ASM	$	per ASM
Total operating expenses	$5,320	9.92	$5,200	10.56	$5,302	11.78	$5,013	11.71	$4,606	11.49
Less: Aircraft fuel and related taxes	1,074	2.00	1,348	2.74	1,912	4.25	1,899	4.43	1,806	4.50
Operating expenses, excluding fuel and related taxes	4,246	7.92	3,852	7.82	3,390	7.53	3,114	7.28	2,800	6.99
Less: Profit sharing and related taxes	176	0.33	151	0.31	25	0.05	12	0.03	3	0.01
Operating expense, excluding fuel, profit sharing and related taxes	$4,070	7.59	$3,701	7.51	$3,365	7.48	$3,102	7.25	$2,797	6.98

Return on Invested Capital
Return on invested capital, or ROIC, is an important financial metric which we believe provides meaningful information as to how well we generate returns relative to the capital invested in our business. During 2016, our ROIC improved to 14.3%, primarily due to the reduction in fuel prices. We are committed to taking appropriate actions which will allow us to produce returns greater than our cost of capital while adding capacity and continuing to grow.
We believe this non-GAAP measure provides a meaningful comparison of our results to the airline industry and our prior year results. Investors should consider this non-GAAP financial measure in addition to, and not as a substitute for, our financial performance measures prepared in accordance with GAAP.

Reconciliation of Return on Invested Capital (Non-GAAP)
(in millions, except as otherwise noted)	Twelve Months Ended December 31,
	2016	2015
Numerator
Operating Income	$1,312	$1,216
Add: Interest income (expense) and other	7	1
Add: Interest component of capitalized aircraft rent (1)	58	64
Subtotal	1,377	1,281
Less: Income tax expense impact	520	491
Operating Income After Tax, Adjusted	$857	$790

Denominator
Average Stockholders' equity	$3,611	$2,869
Average total debt	1,606	2,038
Capitalized aircraft rent (1)	771	853
Invested Capital	$5,988	$5,760

Return on Invested Capital	14.3%	13.7%

(1) Capitalized Aircraft Rent
Aircraft rent, as reported	$110	$122
Capitalized aircraft rent (7 * aircraft rent) (2)	771	853
Interest component of capitalized aircraft rent (Imputed interest at 7.5%)	58	64
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

Reconciliation of Free Cash Flow (Non-GAAP)
(in millions)	Year Ended December 31,
	2016	2015	2014	2013	2012
Net cash provided by operating activities	$1,632	$1,598	$912	$758	$698
Less: Capital expenditures(1)	(850)	(837)	(806)	(615)	(542)
Less: Predelivery deposits for flight equipment	(161)	(104)	(127)	(22)	(283)
Free Cash Flow	$621	$657	$(21)	$121	$(127)
(1) The capital expenditures in 2014 included two capital leases for approximately $76 million which were classified as a non-cash financing activity in the consolidated statements of cash flows.

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
Aircraft fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the December 31, 2016 cost per gallon of fuel. Based on projected 2017 fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $133 million in 2017. This is compared to an estimated $120 million for 2016 measured as of December 31, 2015. As of December 31, 2016 we had hedged approximately 10% of our projected 2017 fuel requirements. All hedge contracts existing as of December 31, 2016 settle by December 31, 2017.
The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $1.2 billion of our debt and capital lease obligations, with the remaining $173 million having floating interest rates. If interest rates were on average 100 basis points higher in 2017 than they were during 2016, our interest expense would increase by approximately $2 million. This is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
If interest rates were an average 10% lower in 2017 than they were during 2016, our interest income from cash and investment balances would remain relatively constant. These amounts are determined by considering the impact of the hypothetical interest rates on our cash and cash equivalents and short term investment securities balances as of December 31, 2016 and 2015.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
JetBlue Airways Corporation

We have audited the accompanying consolidated balance sheets of JetBlue Airways Corporation as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JetBlue Airways Corporation at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), JetBlue Airways Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 17, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
JetBlue Airways Corporation

We have audited JetBlue Airways Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). JetBlue Airways Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, JetBlue Airways Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of JetBlue Airways Corporation as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2016 of JetBlue Airways Corporation and our report dated February 17, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 17, 2017

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$433	$318
Investment securities	538	558
Receivables, less allowance (2016-$5; 2015-$6)	172	136
Inventories, less allowance (2016-$12; 2015-$10)	47	44
Prepaid expenses and other	213	172
Deferred income taxes	164	145
Total current assets	1,567	1,373
PROPERTY AND EQUIPMENT
Flight equipment	7,868	7,079
Predelivery deposits for flight equipment	223	171
Total flight equipment and predelivery deposits, gross	8,091	7,250
Less accumulated depreciation	1,823	1,573
Total flight equipment and predelivery deposits, net	6,268	5,677
Other property and equipment	972	868
Less accumulated depreciation	345	293
Total other property and equipment, net	627	575
Assets constructed for others	561	561
Less accumulated depreciation	185	161
Total assets constructed for others, net	376	400
Total property and equipment, net	7,271	6,652
OTHER ASSETS
Investment securities	90	49
Restricted cash	62	63
Other	497	507
Total other assets	649	619
TOTAL ASSETS	$9,487	$8,644

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2016	2015
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$242	$205
Air traffic liability	1,120	1,053
Accrued salaries, wages and benefits	342	302
Other accrued liabilities	330	267
Current maturities of long-term debt and capital leases	189	448
Total current liabilities	2,223	2,275
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	1,195	1,379
CONSTRUCTION OBLIGATION	457	472
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	1,509	1,218
Other	90	90
Total deferred taxes and other liabilities	1,599	1,308
COMMITMENTS AND CONTINGENCIES (Notes 10 & 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 414 and 392 shares issued and 337 and 322 shares outstanding at 2016 and 2015, respectively	4	4
Treasury stock, at cost; 77 and 70 shares at 2016 and 2015, respectively	(500)	(366)
Additional paid-in capital	2,050	1,896
Retained earnings	2,446	1,679
Accumulated other comprehensive loss	13	(3)
Total stockholders’ equity	4,013	3,210
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,487	$8,644

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
OPERATING REVENUES
Passenger	$6,013	$5,893	$5,343
Other	619	523	474
Total operating revenues	6,632	6,416	5,817
OPERATING EXPENSES
Aircraft fuel and related taxes	1,074	1,348	1,912
Salaries, wages and benefits	1,698	1,540	1,294
Landing fees and other rents	357	342	321
Depreciation and amortization	393	345	320
Aircraft rent	110	122	124
Sales and marketing	259	264	231
Maintenance, materials and repairs	563	490	418
Other operating expenses	866	749	682
Total operating expenses	5,320	5,200	5,302
OPERATING INCOME	1,312	1,216	515
OTHER INCOME (EXPENSE)
Interest expense	(111)	(128)	(148)
Capitalized interest	8	8	14
Interest income and other	7	1	1
Gain on sale of subsidiary	—	—	241
Total other income (expense)	(96)	(119)	108
INCOME BEFORE INCOME TAXES	1,216	1,097	623
Income tax expense	457	420	222
NET INCOME	$759	$677	$401

EARNINGS PER COMMON SHARE
Basic	$2.32	$2.15	$1.36
Diluted	$2.22	$1.98	$1.19

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2016	2015	2014
NET INCOME	$759	$677	$401
Changes in fair value of derivative instruments, net of reclassifications into earnings (net of $8, $38, and $(40) of taxes in 2016, 2015 and 2014, respectively)	16	60	(63)
Total other comprehensive income (loss)	16	60	(63)
COMPREHENSIVE INCOME	$775	$737	$338

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$759	$677	$401
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	270	377	212
Depreciation	337	288	263
Amortization	56	57	62
Stock-based compensation	23	20	20
Gain on sale of subsidiary	—	—	(241)
Collateral returned (paid) for derivative instruments	—	52	(49)
Changes in certain operating assets and liabilities:
(Increase) decrease in receivables	(21)	11	1
Decrease (increase) in inventories, prepaid and other	1	(5)	3
Increase in air traffic liability	67	80	148
Increase in accounts payable and other accrued liabilities	157	64	68
Other, net	(17)	(23)	24
Net cash provided by operating activities	1,632	1,598	912
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(850)	(837)	(730)
Predelivery deposits for flight equipment	(161)	(104)	(127)
Proceeds from sale of subsidiary	—	—	393
Purchase of held-to-maturity investments	(276)	(370)	(361)
Proceeds from the maturities of held-to-maturity investments	333	313	379
Purchase of available-for-sale securities	(597)	(372)	(335)
Proceeds from the sale of available-for-sale securities	517	242	398
Other, net	(11)	(6)	4
Net cash used in investing activities	(1,045)	(1,134)	(379)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	45	84	41
Issuance of long-term debt	—	—	342
Repayment of:
Long-term debt and capital lease obligations	(368)	(328)	(702)
Acquisition of treasury stock	(134)	(241)	(82)
Other, net	(15)	(2)	(16)
Net cash used in financing activities	(472)	(487)	(417)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	115	(23)	116
Cash and cash equivalents at beginning of period	318	341	225
Cash and cash equivalents at end of period	$433	$318	$341

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2013	347	$3	51	$(43)	$1,573	$601	$—	$2,134
Net income	—	—	—	—	—	401	—	401
Changes in comprehensive loss	—	—	—	—	—	—	(63)	(63)
Vesting of restricted stock units	3	—	1	(9)	—	—	—	(9)
Exercise of stock options	2	—	—	—	22	—	—	22
Stock compensation expense	—	—	—	—	20	—	—	20
Stock issued under Crewmember stock purchase plan	2	—	—	—	19	—	—	19
Shares repurchased under 2012 share repurchase plan	—	—	7	(73)	—	—	—	(73)
Convertible debt redemption	15	1	—	—	76	—	—	77
Other	—	—	—	—	1	—	—	1
Balance at December 31, 2014	369	$4	59	$(125)	$1,711	$1,002	$(63)	$2,529
Net income	—	—	—	—	—	677	—	677
Changes in comprehensive income	—	—	—	—	—	—	60	60
Vesting of restricted stock units	2	—	1	(14)	—	—	—	(14)
Exercise of stock options	5	—	—	—	59	—	—	59
Stock compensation expense	—	—	—	—	20	—	—	20
Stock issued under Crewmember stock purchase plan	1	—	—	—	25	—	—	25
Shares repurchased under 2012 share repurchase plan	—	—	10	(227)	—	—	—	(227)
Convertible debt redemption	15	—	—	—	67	—	—	67
Other	—	—	—	—	14	—	—	14
Balance at December 31, 2015	392	$4	70	$(366)	$1,896	$1,679	$(3)	$3,210
Cumulative Effect for the adoption of ASU 2016-09	—	—	—	—	—	8	—	8
Net income	—	—	—	—	—	759	—	759
Changes in comprehensive income	—	—	—	—	—	—	16	16
Vesting of restricted stock units	1	—	1	(14)	—	—	—	(14)
Exercise of stock options	1	—	—	—	10	—	—	10
Stock compensation expense	—	—	—	—	23	—	—	23
Stock issued under Crewmember stock purchase plan	2	—	—	—	35	—	—	35
Shares repurchased under 2016 share repurchase plan	—	—	6	(120)	—	—	—	(120)
Convertible debt redemption	18	—	—	—	86	—	—	86
Balance at December 31, 2016	414	$4	77	$(500)	$2,050	$2,446	$13	$4,013

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JetBlue Airways Corporation, or JetBlue, is New York's Hometown Airline™. We believe our differentiated product and service offerings combined with our competitive cost advantage enables us to effectively compete in the high-value geography we serve. As of December 31,2016, we served 100 destinations in 29 states, the District of Columbia, the Commonwealth of Puerto Rico, the U.S. Virgin Islands, and 21 countries in the Caribbean and Latin America. In December 2015, JetBlue created a new wholly-owned subsidiary, JetBlue Technology Ventures, LLC, or JTV. JTV will invest in or partner with emerging companies in the development of innovative products and services within the travel, hospitality and lifestyle industries.

Note 1—Summary of Significant Accounting Policies
Basis of Presentation
JetBlue provides air transportation services across the United States, the Caribbean and Latin America. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., or U.S. GAAP, and include the accounts of JetBlue and our subsidiaries. All majority-owned subsidiaries are consolidated on a line by line basis, with all intercompany transactions and balances being eliminated. In June 2014, LiveTV, LLC (and LTV Global, Inc, and LiveTV International, Inc., subsidiaries of LiveTV, LLC) were sold to Thales Holding Corporation, or Thales, and ceased to be subsidiaries of JetBlue. In September 2014, LiveTV Satellite Communications, LLC was sold to Thales and ceased to be a subsidiary of JetBlue. Following the closure of these sales, the transferred LiveTV operations were no longer presented in our consolidated financial statements. Refer to Note 16 for more details on the sale. Air transportation services accounted for substantially all of the Company’s operations in 2016, 2015 and 2014. Accordingly, segment information is not provided for LiveTV operations before the sale.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Held-to-maturity investment securities
Our held-to-maturity investments consist of investment-grade interest bearing instruments, primarily treasury notes and bills, which are stated at amortized cost. We do not intend to sell these investment securities and the contractual maturities are not greater than 24 months. Those with maturities less than twelve months are included in short-term investments on our consolidated balance sheets. Those with remaining maturities in excess of twelve months are included in long-term investments on our consolidated balance sheets. We did not record any material gains or losses on these securities during the years ended December 31, 2016, 2015 or 2014. The estimated fair value of these investments approximated their carrying value as of December 31, 2016 and 2015.
The carrying values of investment securities consisted of the following at December 31, 2016 and 2015 (in millions):

	2016	2015
Available-for-sale securities
Time deposits	$160	$125
Treasury bills	115	75
Commercial paper	60	55
Total available-for-sale securities	335	255
Held-to-maturity securities
Treasury notes	283	30
Corporate bonds	10	322
Total held-to-maturity securities	293	352
TOTAL INVESTMENT SECURITIES	$628	$607

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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Software
We capitalize certain costs related to the acquisition and development of computer software. We amortize these costs using the straight-line method over the estimated useful life of the software, which is generally between five and ten years. The net book value of computer software, which is included in other assets on our consolidated balance sheets, was $97 million and $93 million as of December 31, 2016 and 2015, respectively. Amortization expense related to computer software was $32 million, $34 million and $39 million for the years ended December 31, 2016, 2015 and 2014, respectively. The higher amortization expense during 2014 and 2015 was mainly due to accelerated amortization expense as a result of a change in the expected useful lives of certain software. As of December 31, 2016, amortization expense related to computer software is expected to be approximately $33 million in 2017, $28 million in 2018, $21 million in 2019, $6 million in 2020, and $3 million in 2021.
Intangible Assets
Our intangible assets consist primarily of acquired take-off and landing slots, or Slots, at certain domestic airports. Slots are the rights to take-off or land at a specific airport during a specific time period of the day and are a means by which airport capacity and congestion can be managed. We account for Slots at High Density Airports, including Reagan National Airport in Washington, D.C., LaGuardia Airport, and JFK Airport, both in New York City as indefinite life intangible assets which results in no amortization expense. Slots at other airports are amortized on a straight-line basis over their expected useful lives of up to 15 years. We evaluate our intangible assets for impairment at least annually or when events and circumstances indicate they may be impaired. Indicators include operating or cash flow losses as well as significant decreases in market value. As of December 31, 2016 and 2015, our intangible assets for Slots at High Density Airports with indefinite lives was $139 million.
Passenger Revenue
Passenger revenue is recognized when the transportation is provided or after the ticket or passenger credit issued upon payment of a change fee expires. It is recognized net of the taxes that we are required to collect from our Customers, including federal transportation taxes, security taxes and airport facility charges. Tickets sold but not yet recognized as revenue and unexpired credits are included in air traffic liability on the consolidated balance sheets.
Loyalty Program
We account for our customer loyalty program, TrueBlue®, by recording a liability for the estimated incremental cost of outstanding points earned from JetBlue purchases that we expect to be redeemed. The estimated cost includes incremental fuel, insurance, passenger food and supplies, in-flight entertainment and reservation costs. We adjust this liability, which is included in air traffic liability, based on points earned and redeemed, points that will ultimately go unused, or breakage, changes in the estimated incremental costs associated with providing travel and changes in the TrueBlue® program. This liability was $30 million and $24 million as of December 31, 2016 and 2015, respectively. We estimate breakage based on historical point redemptions. In June 2013, we amended the program so points earned by members never expire. Customers earn points based on the value paid for a trip rather than the length of the trip, and Customers can pool points between small groups of people, branded as Family Pooling™. We believe Family Pooling™ has not had a material impact on the breakage calculation.
TrueBlue® points can also be sold to participating companies, including credit card and car rental companies. These sales are accounted for as multiple-element arrangements.
Upon the re-launch of the TrueBlue® program in November 2009, we extended our co-branded credit card and membership rewards participation agreements. In connection with these extensions, we received a one-time payment of $37 million, which we deferred and recognized as Other revenue over the original term of the agreement through 2015.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We identified two elements for our co-branded credit card partnership with American Express® which ended in 2015, with one element representing the fair value of the travel that will ultimately be provided when the points are redeemed and the other consisting of marketing related activities that we conduct with the participating company. The fair value of the transportation portion of these point sales is deferred and recognized as passenger revenue when transportation is provided. The marketing portion, which is the excess of the total sales proceeds over the estimated fair value of the transportation to be provided, is recognized in other revenue when the points are sold.
In 2015, we announced a co-branded credit card partnership with Barclaycard®, which commenced in March 2016. The agreement is a multiple-element arrangement subject to Accounting Standards Update, or ASU, 2009-13, Multiple Deliverable Revenue Arrangements. ASU 2009-13 requires the allocation of the overall consideration received to each deliverable using the estimated selling price.  We identified the following deliverables: air transportation; use of the JetBlue brand name and access to our frequent flyer customer lists; advertising; and other airline benefits.  In determining the estimated selling price, JetBlue considered multiple inputs, methods and assumptions, including: discounted cash flows; estimated equivalent ticket value, net of fulfillment discount; points expected to be awarded and redeemed; estimated annual spending by cardholder; estimated annual royalty for use of JetBlue's frequent flyer customer lists; and estimated utilization of other airline benefits. The overall consideration received is allocated to each deliverable based on their relative selling prices. The air transportation element is deferred and recognized as passenger revenue when the points are utilized. The other elements are recognized as other revenue when earned.
TrueBlue® points sold to participating companies which are not redeemed are recognized as revenue when management determines the probability of redemption is remote. Deferred revenue was $211 million and $181 million at December 31, 2016 and 2015, respectively.
Airframe and Engine Maintenance and Repair
Regular airframe maintenance for owned and leased flight equipment is charged to expense as incurred unless covered by a third-party long-term flight hour service agreement. We have separate service agreements in place covering scheduled and unscheduled repairs of certain airframe line replacement unit components as well as the engines in our fleet. These agreements, whose original terms generally range from 10 to 15 years, require monthly payments at rates based either on the number of cycles each aircraft was operated during each month or the number of flight hours each engine was operated during each month, subject to annual escalations. These power by the hour agreements transfer certain risks, including cost risks, to the third-party service providers. They generally fix the amount we pay per flight hour or number of cycles in exchange for maintenance and repairs under a predefined maintenance program, which are representative of the time and materials that would be consumed. These costs are expensed as the related flight hours or cycles are incurred.
Advertising Costs
Advertising costs, which are included in sales and marketing, are expensed as incurred. Advertising expense was $65 million in 2016, $69 million in 2015 and $64 million in 2014.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Standards
New accounting rules and disclosure requirements can impact our financial results and the comparability of our financial statements. The authoritative literature which has recently been issued and that we believe will impact our consolidated financial statements is described below. There are also several new proposals under development. If and when enacted, these proposals may have a significant impact on our financial statements.
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
While we are evaluating the full impact of the new standard on our consolidated financial statements, we have determined that it will impact our loyalty program accounting. JetBlue will no longer be allowed to use the incremental cost method when recording the financial impact of TrueBlue® points earned on qualifying JetBlue purchases. We will be required to re-value our liability with a relative fair value approach, which is anticipated to significantly increase the related liability. In addition the standard will likely result in a change in the timing and classification of our revenue recognition for certain ancillary fees directly related to passenger revenue tickets, as these services are not longer likely to be considered distinct performance obligations. Fees associated with these services are likely to be recognized as of the date of travel, not when assessed to the customer, and classified as passenger revenue.
JetBlue currently anticipates adopting the new standard effective January 1, 2018 using the full retrospective method, however, this decision is not final and is subject to the completion of our analysis of the standard. We will continue our evaluation of ASU 2014-09 through the date of adoption.
In November 2015, the FASB issued ASU 2015-17, Income Taxes, Balance Sheet Classification of Deferred Taxes topic of the Codification. This standard requires all deferred tax assets and liabilities to be classified as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. In addition, valuation allowance allocations between current and non-current deferred tax assets are no longer required because those allowances also will be classified as non-current. This standard is effective for public companies for annual periods beginning after December 15, 2016. Our current deferred tax asset and non-current deferred tax liability as of December 31, 2016 were $164 million and $1.5 billion, respectively.
During the first quarter of 2016, we adopted ASU 2015-03, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs topic of the FASB Codification, or Codification. ASU 2015-03 provides a simplified presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Upon adoption, ASU 2015-03 requires retrospective application to all prior periods presented in the financial statements. Our consolidated balance sheet as of December 31, 2015 reflects retrospective application and includes our unamortized debt issuance costs of $16 million within long-term debt and capital lease obligations. Prior to adoption this amount was included within other long-term assets.
Also during the first quarter of 2016, we adopted ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement topic of the Codification, which provides guidance to clarify customers' accounting for fees paid in a cloud computing arrangement. Customers' cloud computing arrangements which include a software license should account for the software license consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. We adopted ASU 2015-05 prospectively and the amendments did not have a significant impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under ASU 2016-02, a lessee will recognize liabilities for lease payments and right-of-use assets representing its right to use the underlying asset for the lease term. While we are still evaluating the full impact of adopting the amendments on our consolidated financial statements and disclosures, we have determined that the most significant impact will be our accounting for leased aircraft and other leasing agreements, requiring the presentation of those leases with durations of greater than twelve months on the balance sheet. The amendments are effective for fiscal years beginning after December 15, 2018 and includes interim periods within those fiscal years. Early adoption is permitted, and companies are required to use a modified retrospective approach at the earliest period presented.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments apply to several aspects of accounting for stock-based compensation including the recognition of excess tax benefits and deficiencies and their related presentation in the statement of cash flows as well as accounting for forfeitures. We early adopted, as permitted, this standard during the fourth quarter of 2016. The adoption of this standard resulted in the recognition of $8 million of previously unrecognized excess tax benefits in deferred tax assets and an increase to retained earnings on our consolidated balance sheet as of the beginning of the current year, and the recognition of $8 million of excess tax benefits to the income tax provision for the year ended December 31, 2016. Excess tax benefits for share-based payments are now included in net operating cash flows rather than net financing cash flows. The changes have been applied prospectively in accordance with the ASU and prior periods have not been adjusted.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. The amendments clarified how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017 and includes interim periods within those years. Early adoption is permitted.

Note 2—Long-term Debt, Short-term Borrowings and Capital Lease Obligations
Long-term debt and capital lease obligations and the related weighted average interest rate at December 31, 2016 and 2015 consisted of the following (in millions):

	2016		2015
Secured Debt
Floating rate equipment notes, due through 2025(1)	$173	4.2%	$193	3.7%
Floating rate enhanced equipment notes(2)
Class G-1, due 2016	—	—%	16	4.4%
Class G-2, due 2016	—	—%	185	1.0%
Fixed rate enhanced equipment notes, due through 2023(3)	189	4.5%	201	4.5%
Fixed rate equipment notes, due through 2026	850	5.5%	964	5.5%
Fixed rate specialty bonds, due through 2036(4)	43	4.9%	43	4.9%
Unsecured Debt
6.75% convertible debentures due in 2039(5)	—		86
Capital Leases(6)	140	4.3%	155	4.1%
Total debt and capital lease obligations	1,395		1,843
Less: Current maturities	(189)		(448)
Less: Debt acquisition cost(7)	(11)		(16)
Long-term debt and capital lease obligations	$1,195		$1,379

(1)Interest rates adjust quarterly or semi-annually based on LIBOR, plus a margin.
(2)In March and November 2004, we completed public offerings for $431 million and $498 million, respectively, of pass-through certificates, or EETC. These offerings were set up in order to finance the purchase of 28 new Airbus A320 aircraft delivered through 2005. Separate trusts were established for each class of these certificates. In March 2014, we paid the final scheduled principal payment of $188 million associated with our March 2004 EETC Class G-2 certificates. In November 2016, we paid the final scheduled principal payment of $185 million associated with our November 2004 EETC Class G-2 certificates.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In 2016, holders voluntarily converted $86 million in principal amount into shares of our common stock, as a result we issued approximately 17.6 million shares.
(6)As of December 31, 2016 and 2015, four capital leased Airbus A320 aircraft and two capital leased Airbus A321 aircraft were included in property and equipment at a cost of $253 million with accumulated amortization of $56 million and $48 million, respectively. The future minimum lease payments under these non-cancelable leases are $23 million in 2017, $23 million in 2018, $23 million in 2019, $35 million in 2020, $39 million in 2021 and $24 million in the years thereafter. Included in the future minimum lease payments is $27 million representing interest, resulting in a present value of capital leases of $140 million with a current portion of $16 million and a long-term portion of $124 million.
(7)Retrospective application to 2015 as required under ASU 2015-03 Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs. See Note 1 for additional information.
During 2015, we prepaid $100 million of outstanding principal related to 10 Airbus A320 aircraft, as a result, four aircraft became unencumbered and six had lower principal balances.
As of December 31, 2016, we were in compliance with all of our covenants in relation to our debt and lease agreements. Maturities of long-term debt and capital leases for the next five years are as follows (in millions):

Year	Maturities
2017	$185
2018	193
2019	215
2020	179
2021	164
Thereafter	448
Aircraft, engines, and other equipment and facilities having a net book value of $2.4 billion at December 31, 2016 were pledged as security under various financing arrangements. Cash payments for interest related to debt and capital lease obligations, net of capitalized interest, aggregated $78 million, $93 million and $102 million in 2016, 2015 and 2014, respectively.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and estimated fair values of our long-term debt (excluding capital lease obligations and debt issuance costs) at December 31, 2016 and 2015 were as follows (in millions):

	December 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Public Debt
Floating rate enhanced equipment notes
Class G-1, due 2016	$—	$—	$16	$16
Class G-2, due 2016	—	—	185	184
Fixed rate special facility bonds, due through 2036	43	45	43	45
6.75% convertible debentures due in 2039	—	—	86	405
Non-Public Debt
Fixed rate enhanced equipment notes, due through 2023	850	915	201	209
Floating rate equipment notes, due through 2025	173	179	193	195
Fixed rate equipment notes, due through 2026	189	197	964	1,042
Total	$1,255	$1,336	$1,688	$2,096

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
Morgan Stanley Line of Credit
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon LIBOR, plus a margin. As of and for the years ended December 31, 2016 and 2015, we did not have a balance outstanding or borrowings under this line of credit.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Citibank Line of Credit
We have a revolving Credit and Guaranty Agreement with Citibank, N.A. as the administrative agent for up to approximately $400 million. The term of the facility runs through April 2018. Borrowings under the Credit and Guaranty Agreement bear interest at a variable rate equal to LIBOR, plus a margin. The Credit and Guaranty Agreement is secured by Slots at JFK, LaGuardia and Reagan National Airport as well as certain other assets. The Credit and Guaranty Agreement includes covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under all revolving credit facilities. In addition, the covenants restrict our ability to incur additional indebtedness, issue preferred stock or pay dividends. As of and for the years ended December 31, 2016 and 2015, we did not have a balance outstanding or borrowings under this line of credit.

Note 3—Operating Leases
We lease aircraft, all of our facilities at the airports we serve, office space and other equipment. These leases have varying terms and conditions, with some having early termination clauses which we determine to be the lease expiration date. The length of the lease depends upon the type of asset being leased, with the latest lease expiring in 2035. Total rental expense for all of our operating leases was $294 million in 2016, $298 million in 2015 and $298 million in 2014. As of December 31, 2016, we have approximately $31 million in assets that serve as collateral for letters of credit. These letters of credit relate to a certain number of our leases and are included in restricted cash.
As of December 31, 2016, 47 of the 227 aircraft in our fleet were leased under operating leases, with lease expiration dates ranging from 2018 to 2028. None of the 47 aircraft operating leases have variable rate rent payments based on LIBOR. Leases for 40 of our aircraft can generally be renewed at rates based on fair market value at the end of the lease term for one or two years. We have purchase options for 42 of our aircraft leases at the end of their lease term. These purchase options are at fair market value and have a one-time option during the term at fixed amounts that were expected to approximate the fair market value at lease inception.
During 2016, we extended the lease on two Airbus A320 aircraft that were previously set to expire by 2017. These extensions resulted in an additional $7 million of lease commitments through 2020. During 2015, we extended the lease on one Airbus A320 aircraft that was previously set to expire in 2016. This extension resulted in an additional $9 million of lease commitments through 2020. We did not extend any leases on our fleet during 2014. Our policy is to record lease return conditions when they are probable and the costs can be estimated.
In the fourth quarter of 2016, we bought out the operating leases on nine Airbus A320 aircraft for approximately $164 million.
In the fourth quarter of 2015, we bought out the operating leases on six Airbus A320 aircraft for approximately $110 million.
Future minimum lease payments under noncancelable operating leases, including those described above, with initial or remaining terms in excess of one year at December 31, 2016, are as follows (in millions):

	Aircraft	Other	Total
2017	$74	$97	$171
2018	76	90	166
2019	61	82	143
2020	59	64	123
2021	51	57	108
Thereafter	183	420	603
Total minimum operating lease payments	$504	$810	$1,314

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the past we have entered into sale-leaseback arrangements with a third party lender for 40 of our operating aircraft. The sale-leasebacks occurred simultaneously with the delivery of the related aircraft to us from their manufacturers. Each sale-leaseback transaction was structured with a separate trust set up by the third party lender, the assets of which consist of the one aircraft initially transferred to it following the sale by us and the subsequent lease arrangement with us. Because of their limited capitalization and the potential need for additional financial support, these trusts are VIEs as defined in the Consolidations topic of the Codification and must be considered for consolidation in our financial statements. Our assessment of each trust considers both quantitative and qualitative factors, including whether we have the power to direct the activities and to what extent we participate in the sharing of benefits and losses of the trusts. JetBlue does not retain any equity interests in any of these trusts and our obligations to them are limited to the fixed rental payments we are required to make to them. These were approximately $372 million as of December 31, 2016 and are reflected in the future minimum lease payments in the table above. Our only interest in these entities is the purchase options to acquire the aircraft as specified above. Since there are no other arrangements, either implicit or explicit, between us and the individual trusts that would result in our absorbing additional variability from the trusts, we concluded we are not the primary beneficiary of these trusts. We account for these leases as operating leases, following the appropriate lease guidance as required by the Leases topic in the Codification.

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
Total costs incurred for the elements of the T5 Project were $637 million, of which $561 million is classified as Assets Constructed for Others and the remaining $76 million is classified as leasehold improvements in our consolidated balance sheets. Assets Constructed for Others are being amortized over the shorter of the 25 year non-cancelable lease term or their economic life. We recorded amortization expense of $23 million in 2016, 2015 and 2014, respectively. Our total expenditures relating to T5i were approximately $207 million, all of which were incurred prior to 2016 and are classified as leasehold improvements in our consolidated balance sheets.
The PANYNJ has reimbursed us for the amounts currently included in Assets Constructed for Others. These reimbursements and related interest are reflected as Construction Obligation in our consolidated balance sheets. When the facility rents are paid they are treated as a debt service on the Construction Obligation, with the portion not relating to interest reducing the principal balance. Minimum estimated facility payments including escalations associated with the facility lease are estimated to be $40 million per year in 2017 through 2021 and $496 million thereafter. The portion of these scheduled payments serving to reduce the principal balance of the Construction Obligation is $16 million in 2017, $17 million in 2018, $18 million in 2019, $19 million in 2020 and $20 million in 2021. Payments could exceed these amounts depending on future enplanement levels at JFK. Scheduled facility payments representative of interest totaled $25 million in 2016, $25 million in 2015 and $26 million in 2014.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We sublease portions of T5 including space for concessionaires, the airspace lounge and the TSA facilities. Three of our airline commercial partners, Hawaiian Airlines, Aer Lingus and TAP Portugal operate from this terminal and sublease facilities from us. Minimum lease payments due to us are subject to various escalation amounts through 2024. Future minimum lease payments due to us during each of the next five years are estimated to be $14 million in 2017, $14 million in 2018, $7 million in 2019, $4 million in 2020 and $4 million in 2021.

Note 5—Stockholders’ Equity
In September 2012, our Board of Directors authorized a share repurchase program for up to 25 million shares of common stock over a 5 year period.
On May 29, 2014, we entered into an accelerated share repurchase agreement, or ASR, with JP Morgan, or the 2014 ASR, paying $60 million for an initial delivery of approximately 5.1 million shares. The terms of the ASR concluded on September 9, 2014 with JP Morgan delivering approximately 0.4 million additional shares to JetBlue. A total of approximately 5.5 million shares was repurchased under the 2014 ASR, with an average price paid per share of $10.90. During 2014 in addition to the 2014 ASR, we repurchased approximately 1.6 million shares of our common stock for approximately $13 million.
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
On September 10, 2015, our Board of Directors authorized a share repurchase program for up to $250 million worth of shares of common stock over a three year period beginning on January 1, 2016. On December 7, 2016, the Board approved certain changes to our share repurchase program, or the 2016 Repurchase Authorization, to increase the aggregate authorization in the value of the program, to up to $500 million worth of shares, and extended the term of the program through December 31, 2019. The program includes authorization for repurchases in open market transactions pursuant to Rules 10b-18 and/or 10b5-1 of the Securities and Exchange Act of 1934, as amended and/or one or more accelerated stock repurchase programs through privately-negotiated accelerated stock repurchase transactions.
On November 7, 2016, we entered into an ASR agreement with Goldman, Sachs & Co. paying $60 million for an initial delivery of approximately 2.7 million shares. The terms of the ASR concluded on December 29, 2016 with Goldman, Sachs & Co. delivering approximately 0.2 million additional shares to JetBlue. A total of approximately 2.9 million shares was repurchased under this ASR, with an average price paid per share of $20.74.
Also on November 7, 2016, we entered into a separate ASR agreement with Morgan Stanley & Co. LLC paying $60 million for an initial delivery of approximately 2.7 million shares. The terms of the ASR concluded on December 30, 2016 with Morgan Stanley & Co. LLC delivering approximately 0.2 million additional shares to JetBlue. A total of approximately 2.9 million shares was repurchased under this ASR, with an average price paid per share of $20.93.
The total shares purchased by JetBlue under the 2016 Goldman Sachs ASR and 2016 Morgan Stanley ASR, or collectively the 2016 ASRs, the 2015 ASR, and the 2014 ASR were based on the volume weighted average prices of JetBlue's common stock during the terms of the respective agreements.
As of December 31, 2016, $380 million worth of common shares remain available for repurchase under the 2016 Repurchase Authorization.
As of December 31, 2016, we had a total of 30.6 million shares of our common stock reserved for issuance. These shares are primarily related to our equity incentive plans. Refer to Note 7 for further details on our share-based compensation.
As of December 31, 2016, we had a total of 77.5 million shares of treasury stock, the majority of which relate to the return of borrowed shares under our share lending agreement.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Earnings Per Share
The following table shows how we computed basic and diluted earnings per common share for the years ended December 31 (dollars and share data in millions):

	2016	2015	2014
Numerator:
Net income	$759	$677	$401
Effect of dilutive securities:
Interest on convertible debt, net of income taxes and profit sharing	2	4	7
Net income applicable to common stockholders after assumed conversions for diluted earnings per share	$761	$681	$408
Denominator:
Weighted average shares outstanding for basic earnings per share	326.5	315.1	294.7
Effect of dilutive securities:
Employee stock options and restricted stock units	2.1	2.8	2.4
Convertible debt	13.6	26.9	46.2
Adjusted weighted average shares outstanding and assumed conversions for diluted earnings per share	342.2	344.8	343.3
Shares excluded from EPS calculation:
Shares issuable upon exercise of outstanding stock options or vesting of restricted stock units as assumed exercise would be antidilutive	—	—	6.9
As of December 31, 2015, a total of approximately 1.4 million shares of our common stock, which were lent to Morgan Stanley, our share borrower pursuant to the terms of our share lending agreement were issued and outstanding for corporate law purposes, but were returned during January 2016. Holders of the borrowed shares had all the rights of a holder of our common stock. However, because the share borrower had to return all borrowed shares to us, or identical shares or, in certain circumstances of default by the counterparty, the cash value thereof, the borrowed shares were not considered outstanding for the purpose of computing and reporting basic or diluted earnings per share.
As discussed in Note 2, during 2016 holders voluntarily converted approximately $86 million in principal amount of the 6.75% Series B convertible debentures. As a result, we issued 17.6 million shares of our common stock. During 2015 holders voluntarily converted approximately $68 million in principal amount of the 5.5% Series B convertible debentures. As a result, we issued 15.2 million shares of our common stock.
As discussed in Note 5, JetBlue entered into the 2016 ASRs, 2015 ASR, 2014 ASR and purchased approximately 5.8 million, 5.5 million, and 6.8 million shares, respectively, for $120 million, $60 million and $150 million, respectively. The number of shares repurchased are based on the volume weighted average prices of JetBlue's common stock during the term of the ASR agreements.
As discussed in Note 5, JetBlue repurchased three million shares pursuant to Rule 10b5-1 and 10b-18 under the Securities Exchange Act of 1934 as amended, during the fourth quarter of 2015.

Note 7—Share-Based Compensation
We have various equity incentive plans under which we have granted stock awards to our eligible Crewmembers and members of our Board of Directors. These include the JetBlue Airways Corporation Restated and Amended 2002 Stock Incentive Plan, or 2002 Plan, which was replaced by the JetBlue Airways Corporation 2011 Incentive Compensation Plan, or 2011 Plan. We additionally have a Crewmember Stock Purchase Plan, or CSPP, that is available to all eligible Crewmembers. Both the 2011 Plan and CSPP were amended in 2015 by shareholders at our annual meeting.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized stock-based compensation expense, which was approximately $17.3 million as of December 31, 2016, related to a total of 2.2 million unvested restricted stock units, or RSUs, performance stock units, or PSUs, and deferred stock units, or DSUs, under our 2011 Plan. We expect to recognize this stock-based compensation expense over a weighted average period of approximately one year.
The total stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014 was $23 million, $20 million, and $20 million, respectively.
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
Restricted Stock Units
The following is a summary of RSU activity under the 2011 Plan for the year ended December 31, 2016 (in millions except per share data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	2.5	$10.94
Granted	0.7	22.95
Vested	(1.4)	9.34
Forfeited	—	—
Nonvested at end of year	1.8	$16.77

The total intrinsic value, determined as of the date of vesting, for all RSUs that vested and converted to shares of common stock during the year ended December 31, 2016, 2015 and 2014 was $30 million, $33 million and $23 million, respectively. The weighted average grant-date fair value of share awards during the years ended December 31, 2016, 2015 and 2014 was $22.95, $17.09, and $8.62, respectively.
The vesting period for DSUs under the 2011 Plan is either one or three years of service. Once vested, shares are issued six months and one day following a Director’s departure from our Board of Directors.  During the years ended December 31, 2016, 2015 and 2014, we granted a nominal amount of DSUs, almost all of which remain outstanding at December 31, 2016. In 2016, 2015 and 2014, we granted a nominal amount of PSUs to members of our executive leadership team which are based upon certain performance criteria.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amended and Restated 2002 Stock Incentive Plan
The 2002 Plan included stock options issued during 1999 through 2001 under a previous plan as well as all options issued from 2002 through adoption of the 2011 Plan. It provided for incentive and non-qualified stock options and RSUs to be granted to certain Crewmembers and members of our Board of Directors. Additionally, it provided for DSUs to be granted to members of our Board of Directors. The 2002 Plan became effective following our initial public offering in April 2002. We began issuing RSUs in 2007 and DSUs in 2008. Prior to 2011, the DSUs vested immediately upon being granted. The RSUs vested in annual installments over three years which could be accelerated upon the occurrence of a change in control as defined in the 2002 Plan. Our policy to grant RSUs was based on the market price of the underlying common stock on the date of grant. No additional grants were made from this plan after the adoption of the 2011 Plan. Since December 31, 2014, there were no RSUs outstanding under the 2002 Plan.
Stock Options
All options issued under the 2002 Plan expire ten years from the date of grant, with the last options vesting in 2012. Our policy is to grant options with an exercise price equal to the market price of the underlying common stock on the date of grant.
The following is a summary of stock option activity for the year ended December 31, 2016 (in millions except per share data):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1.3	$11.40
Exercised	(0.9)	11.65
Forfeited	—	—
Expired	—	—
Outstanding at end of year	0.4	$10.90
Vested at end of year	0.4	$10.90
The total intrinsic value, determined as of the date of exercise, of options exercised during the years ended December 31, 2016, 2015 and 2014 was $6 million, $34 million and $5 million, respectively. Total cash received from option exercises during the years ended December 31, 2016, 2015 and 2014 was $10 million, $59 million and $22 million, respectively. We have not granted any stock options since 2008 and those previously granted became fully expensed in 2012. Following shareholder approval of the 2011 Plan, we stopped granting new equity awards under the 2002 Plan.
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
Until April 2013, our CSPP was considered non-compensatory as the purchase price discount was 5% based upon the stock price on the date of purchase. The plan was amended and restated in May 2013 with the CSPP purchase price discount increasing to 15% based upon the stock price on the date of purchase. In accordance with the Compensation-Stock Compensation topic of the Codification, the CSPP no longer meets the non-compensatory definition as the terms of the plan are more favorable than those to all holders of the common stock. For all offering periods starting after May 1, 2013, the compensation cost relating to the discount is recognized over the offering period. The total expense recognized relating to the CSPP for the years ended December 31, 2016, 2015 and 2014 was approximately $6 million, $5 million and $3 million, respectively. Under this plan, Crewmembers purchased 2.2 million, 1.3 million, and 2.3 million new shares for the years ended December 31, 2016, 2015 and 2014, respectively, at weighted average prices of $15.88, $19.25, and $8.04 per share, respectively.

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

Note 8—Income Taxes
The provision for income taxes consisted of the following for the years ended December 31 (in millions):

	2016	2015	2014
Deferred:
Federal	$245	$351	$192
State	25	26	20
Deferred income tax expense	270	377	212
Current:
Federal	129	20	2
State	26	16	6
Foreign	32	7	2
Current income tax expense	187	43	10
Total income tax expense	$457	$420	$222
As discussed in Note 1, we early adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting during the fourth quarter of 2016. The adoption of this standard resulted in the recognition of $8 million of previously unrecognized excess tax benefits in deferred tax assets and an increase to retained earnings on our consolidated balance sheet as of the beginning of the current year, and the recognition of $8 million of excess tax benefits to the income tax provision for the year ended December 31, 2016.
The effective tax rate on income before income taxes differed from the federal income tax statutory rate for the years ended December 31 for the following reasons (in millions):

	2016	2015	2014
Income tax expense at statutory rate	$425	$384	$218
Increase resulting from:
State income tax, net of federal benefit	34	28	18
Valuation Allowance, federal and state	—	—	(19)
Other, net	(2)	8	5
Total income tax expense	$457	$420	$222
Cash payments for income taxes were $173 million in 2016, $42 million in 2015 and $8 million in 2014.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of our deferred tax assets and liabilities as of December 31 are as follows (in millions):

	2016	2015
Deferred tax assets:
Deferred revenue/gains	121	104
Employee benefits	41	39
Terminal 5 lease	38	36
Rent expense	34	33
Other	8	49
Deferred tax assets, net	242	261
Deferred tax liabilities:
Accelerated depreciation	(1,596)	(1,334)
Deferred tax liabilities	(1,596)	(1,334)
Net deferred tax liability	$(1,354)	$(1,073)
In evaluating the realizability of the deferred tax assets, we assess whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. We consider, among other things, the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which the related temporary differences will become deductible. We have concluded that no valuation allowance is required as of December 31, 2016.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follow (in millions):

	2016	2015	2014
Unrecognized tax benefits at January 1,	$21	$16	$11
Increases for tax positions taken during a prior period	10	—	2
Increases for tax positions taken during the period	5	6	4
Decreases for tax positions taken during a prior period	(4)	(1)	(1)
Decreases for settlement with tax authorities during the period	(6)	—	—
Unrecognized tax benefits December 31,	$26	$21	$16
Interest and penalties accrued on unrecognized tax benefits were not significant. If recognized, $19 million of the unrecognized tax benefits as of December 31, 2016 would impact our effective tax rate. We do not expect any significant change in the amount of the unrecognized tax benefits within the next twelve months. As a result of net operating losses and statute of limitations in our major tax jurisdictions, years 2003 through 2015 remain subject to examination by the relevant tax authorities.

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
For years of service prior to 2017, our non-management Crewmembers are also eligible to receive profit sharing, calculated as 15% of adjusted pre-tax income before profit sharing and special items with the result reduced by Retirement Plus contributions. Eligible non-management Crewmembers may elect to have their profit sharing contributed directly to the Plan. Beginning with 2017 adjusted pre-tax income, non-management Crewmembers will be eligible to receive profit sharing, calculated as 10% of adjusted pre-tax income before profit sharing and special items up to a pre-tax margin of 18% with the result reduced by Retirement Plus contributions. If JetBlue's resulting pre-tax margin exceeds 18%, non-management Crewmembers will receive 20% profit sharing above an 18% pre-tax margin.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain Federal Aviation Administration, or FAA-licensed Crewmembers, receive an additional contribution of 3% of eligible compensation, which we refer to as Retirement Advantage. Total 401(k) company match, Retirement Plus, profit sharing and Retirement Advantage expensed in for the years ended December 31, 2016, 2015 and 2014 were $290 million, $256 million and $119 million, respectively.

Note 10—Commitments
Flight Equipment Commitments
As of December 31, 2016, our firm aircraft orders consisted of 26 Airbus A321 aircraft, 25 Airbus A320 new engine option (neo) aircraft, 60 Airbus A321neo aircraft, 24 Embraer E190 aircraft and 10 spare engines scheduled for delivery through 2023. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $1.12 billion in 2017, $891 million in 2018, $1.3 billion in 2019, $1.6 billion in 2020, $1.4 billion in 2021 and $1.8 billion thereafter. We are scheduled to receive 15 new Airbus A321 aircraft in 2017. Dependent on market conditions, we anticipate paying cash for some portion of our 15 Airbus A321 aircraft scheduled for delivery in 2017.
In conjunction with our intention to expand our Mint experience, we amended our purchase agreement with Airbus during July 2016 to add 30 incremental Airbus A321 aircraft with scheduled deliveries between 2017 and 2023. We expect 15 of the incremental 30 Airbus A321 aircraft to be delivered with the current engine option beginning 2017. Our amendment includes flexibility to take deliveries in our Mint or all-core configuration. We anticipate the remaining 15 aircraft to be Airbus A321neo, scheduled to be delivered beginning in 2020. Starting in June 2019, we would have the option to take any or all A321neo deliveries with the Long Range configuration, the A321-LR.
In November 2014, we amended our purchase agreement with Airbus by deferring 13 Airbus A321 aircraft orders and eight Airbus A320 aircraft orders from 2016-2020 to 2020-2023. Of these deferrals, 10 Airbus A321 aircraft orders were converted to Airbus A321neo orders and five Airbus A320neo aircraft orders were converted to Airbus A321neo aircraft orders. We additionally converted three Airbus A320 aircraft orders in 2016 to Airbus A321 aircraft orders. In October 2013, we amended our purchase agreements with both Embraer and Airbus. We deferred 24 Embraer E190 aircraft from 2014-2018 to 2020-2022. We converted eight existing Airbus A320 orders to Airbus A321 orders and ten Airbus A320neo orders to Airbus A321neo orders. We incrementally ordered 15 Airbus A321 aircraft for delivery between 2015 and 2017 and 20 Airbus A321neo aircraft for delivery between 2018 and 2020.
Other Commitments
We utilize several credit card processors to process our ticket sales. Our agreements with these processors do not contain covenants, but do generally allow the processor to withhold cash reserves to protect the processor from potential liability for tickets purchased, but not yet used for travel. While we currently do not have any collateral requirements related to our credit card processors, we may be required to issue collateral to our credit card processors, or other key business partners, in the future.
As of December 31, 2016, we had approximately $25 million pledged related to our workers compensation insurance policies and other business partner agreements, which will expire according to the terms of the related policies or agreements.
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

Note 11—Contingencies
We self-insure a portion of our losses from claims related to workers’ compensation, environmental issues, property damage, medical insurance for Crewmembers and general liability. Losses are accrued based on an estimate of the ultimate aggregate liability for claims incurred, using standard industry practices and our actual experience.
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
Under both aircraft leases with foreign lessors and aircraft and engine mortgages with foreign lenders, we have agreed to customary indemnities concerning withholding tax law changes. Under these contracts we are responsible, should withholding taxes be imposed, for paying such amount of additional rent or interest as is necessary to ensure that the lessor or lender still receives, after taxes, the rent stipulated in the lease or the interest stipulated under the loan. The term of these indemnities matches the length of the related lease up to 17 years.
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
Upon the sale of LiveTV to Thales in June 2014, refer to Note 16 for more information, we transferred certain contingencies to Thales. These included product warranties and LiveTV indemnities against any claims which may have been brought against its customers. These indemnities related to allegations of patent, trademark, copyright or license infringement as a result of the use of the LiveTV system.
Under a certain number of our operating lease agreements we are required to restore certain property or equipment to its original form upon expiration of the related agreement. We have recorded the estimated fair value of these retirement obligations of approximately $5 million as of December 31, 2016. This liability may increase over time.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of December 31, 2016, related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

	Jet fuel swap agreements	Jet fuel collar agreements	Heating oil collar agreements	Total
First Quarter 2017	10%	—%	—%	10%
Second Quarter 2017	10%	—%	—%	10%
Third Quarter 2017	10%	—%	—%	10%
Fourth Quarter 2017	10%	—%	—%	10%
Interest rate swaps
The final interest payment relating to our interest rate swaps took place in August 2016. As such, as of December 31, 2016, we did not have any notional debt outstanding related to these swaps. These interest rate hedges effectively swapped floating rate debt for fixed rate debt. They took advantage of lower borrowing rates in existence at the time of the hedge transaction as compared to the date our original debt instruments were executed. The notional amount decreased over time to match scheduled repayments of the related debt.
All of our interest rate swap contracts qualified as cash flow hedges in accordance with the Derivatives and Hedging topic of the Codification. Since all of the critical terms of our swap agreements matched the debt to which they pertain, there was no ineffectiveness relating to these interest rate swaps for the years ended December 31, 2016, 2015 or 2014, and all related unrealized losses were deferred in accumulated other comprehensive income. We recognized a $1 million gain in interest expense for the year ended December 31, 2016. We recognized approximately $1 million in additional interest expense as the related interest payments were made during the years ended December 31, 2015 and 2014.
The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions).

	As of December 31,
	2016	2015
Fuel derivatives
Asset fair value recorded in prepaid expense and other(1)	$22	$—
Liability fair value recorded in other accrued liabilities(1)	—	5
Longest remaining term (months)	12	12
Hedged volume (barrels, in thousands)	1,920	900
Estimated amount of existing (gains) losses expected to be reclassified into earnings in the next 12 months	(22)	4

	2016	2015	2014
Fuel derivatives
Hedge effectiveness (gains) losses recognized in aircraft fuel expense	$(9)	$126	$30
(Gains) losses on derivatives not qualifying for hedge accounting recognized in other expense	—	1	(2)
Hedge (gains) losses on derivatives recognized in comprehensive income	(34)	29	134
Percentage of actual consumption economically hedged	12%	17%	20%

(1)	Gross asset or liability of each contract prior to consideration of offsetting positions with each counterparty and prior to impact of collateral paid.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The impact of offsetting derivative instruments is depicted below (in millions):

	Gross Amount of Recognized		Gross Amount of Cash Collateral	Net Amount Presented on Balance Sheet
	Assets	Liabilities	Offset	Assets	Liabilities
Fuel derivatives
As of December 31, 2016	$22	$—	$—	$22	$—
As of December 31, 2015	$—	$5	$—	$—	$5

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
The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy (in millions):

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents	$313	$—	$—	$313
Available-for-sale investment securities	115	220	—	335
Aircraft fuel derivatives	—	22	—	22

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash equivalents	$147	$—	$—	$147
Available-for-sale investment securities	75	180	—	255
Aircraft fuel derivatives	$—	$(5)	$—	$(5)

The carrying values of all other financial instruments approximated their fair values at December 31, 2016 and 2015. Refer to Note 2 for fair value information related to our outstanding debt obligations as of December 31, 2016 and 2015.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Available-for-sale investment securities
Included in our available-for-sale investment securities are time deposits, commercial paper and treasury bills. The fair values of these instruments are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. We did not record any material gains or losses on these securities during the year ended December 31, 2016 or 2015.
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

Note 14—Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting. A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the years ended December 31, 2016, 2015 and 2014 is as follows (in millions):

	Aircraft Fuel Derivatives(1)	Interest Rate Swaps(2)	Total
Balance of accumulated income (losses), at December 31, 2013	1	(1)	—
Reclassifications into earnings (net of $12 of taxes)	18	1	19
Change in fair value (net of $(52) of taxes)	(82)	—	(82)
Balance of accumulated losses, at December 31, 2014	(63)	—	(63)
Reclassifications into earnings (net of $49 of taxes)	77	1	78
Change in fair value (net of $(11) of taxes)	(18)	—	(18)
Balance of accumulated losses, at December 31,2015	$(4)	$1	$(3)
Reclassifications into earnings (net of $(4) of taxes)	(5)	(1)	(6)
Change in fair value (net of $12 of taxes)	22	—	22
Balance of accumulated income, at December 31, 2016	13	—	13
(1) Reclassified to aircraft fuel expense
(2) Reclassified to interest expense

Note 15—Geographic Information
Under the Segment Reporting topic of the Codification, disclosures are required for operating segments that are regularly reviewed by chief operating decision makers. Air transportation services accounted for substantially all the Company’s operations in 2016, 2015 and 2014.

Operating revenues are allocated to geographic regions, as defined by the DOT, based upon the origination and destination of each flight segment. We currently serve 33 locations in the Caribbean and Latin American region, or Latin America as defined by the DOT. However, our management includes our three destinations in Puerto Rico and two destinations in the U.S. Virgin Islands in our Caribbean and Latin America allocation of revenues. Therefore, we have reflected these locations within the Caribbean and Latin America region in the table below. Operating revenues by geographic regions for the years ended December 31 are summarized below (in millions):

	2016	2015	2014
Domestic	$4,751	$4,521	$4,093
Caribbean & Latin America	1,881	1,895	1,724
Total	$6,632	$6,416	$5,817

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
Following the closure of the sales on June 10, 2014, and on September 25, 2014, the applicable LiveTV operations are no longer being consolidated as a subsidiary in JetBlue's consolidated financial statements. The effect of this reporting structure change is not material to the consolidated financial statements presented. LiveTV third party revenues in 2014 up to the date of sale were $30 million.
Deferred profit on hardware sales and advance deposits for future hardware sales were included in other accrued liabilities and other long term liabilities on our consolidated balance sheets depending on whether we expected to recognize it in the next 12 months or beyond. No deferred profit is recognized in our consolidated balance sheets as of December 31, 2016 or 2015. There is no net book value of equipment installed for other airlines in our consolidated balance sheets as of December 31, 2016 or 2015.
JetBlue expects to continue to be a significant customer of LiveTV. Concurrent with the LiveTV sale, the parties have entered into two agreements, each with seven year terms pursuant to which LiveTV continues to provide JetBlue with in-flight entertainment and onboard connectivity products and services.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17—Quarterly Financial Data (Unaudited)
Quarterly results of operations for the years ended December 31, 2016 and 2015 are summarized below (in millions, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Operating revenues	$1,616	$1,643	$1,732	$1,641
Operating income	349	313	354	296
Net income (1)	207	181	199	172
Basic earnings per share (1)	$0.64	$0.56	$0.61	$0.51
Diluted earnings per share (1)	$0.61	$0.53	$0.58	$0.50
2015
Operating revenues	$1,523	$1,612	$1,687	$1,594
Operating income	253	282	351	330
Net income	137	152	198	190
Basic earnings per share	$0.44	$0.48	$0.63	$0.60
Diluted earnings per share	$0.40	$0.44	$0.58	$0.56

(1) As discussed in Note 1, we early adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting during the fourth quarter of 2016. The adoption of this standard resulted in the recognition of $8 million of excess tax benefits to the income tax provision for the year ended December 31, 2016. Net Income, basic and diluted earnings per share data above are presented as if the ASU was adopted at the beginning of the year.
The sum of the quarterly earnings per share amounts does not equal the annual amount reported since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average common shares outstanding and other dilutive potential common shares.

ITEM 9.    CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure.  Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2016.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act).  Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.
Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2016. Ernst & Young LLP has issued their report which is included elsewhere herein.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2016, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Robin Hayes, age 50, is our Chief Executive Office and President. He was promoted to President on January 1, 2014 and Chief Executive Officer on February 16, 2015. He joined JetBlue after nineteen years at British Airways. In his last role at British Airways, Mr. Hayes served as Executive Vice President for The Americas and before that he served in a number of operational and commercial positions in the UK and Germany.
James Leddy, age 53, is our interim Chief Financial Officer, he was appointed to the position effective November 1, 2016. Mr. Leddy joined us in November 2012 as Senior Vice President Treasurer. He was previously Senior Vice President of Treasury and Cash Management at NBC Universal from 2008 to 2012.
Mark D. Powers, age 63, served as our Chief Financial Officer from April 2012 to October 31, 2016. Mr. Powers joined us in July 2006 as Treasurer and Vice President, Corporate Finance. He was promoted to Senior Vice President, Treasurer in 2007. Prior to joining JetBlue, Mr. Powers was an independent advisor to several aviation-related companies and has held a number of positions in both the finance and legal departments of Continental Airlines, Northwest Airlines and General Electric's jet engine unit. Mr. Powers retired as our Chief Financial Officer on November 1, 2016 but will remain with us as a Senior Advisor through November 1, 2017.
James Hnat, age 46, is our Executive Vice President Corporate Affairs, General Counsel and Secretary and has served in this capacity since April 2007. Previously, he served as our Senior Vice President, General Counsel and Assistant Secretary from March 2006, as General Counsel and Assistant Secretary from February 2003 to March 2006 and as Associate General Counsel from June 2001 to January 2003. Prior to joining JetBlue, Mr. Hnat worked as an attorney at Milbank, Tweed, Hadley & McCloy LLP, where he specialized in aircraft finance transactions and at Condon & Forsyth LLP where he specialized in airline defense litigation. Mr. Hnat is a member of the bar of New York and Massachusetts.
Marty St. George, age 53, is our Executive Vice President Commercial and Planning, a position he has held since February 2015 and is responsible for airline and network planning, marketing, sales and revenue. Prior to this appointment, Mr. St. George served as our Senior Vice President - Commercial. Mr. St. George joined JetBlue in July 2006 and has held several roles including Senior Vice President - Marketing and Commercial Strategy and Vice President - Planning. Prior to JetBlue, Mr. St. George held marketing and network planning roles at United Airlines and US Airways.
Alexander Chatkewitz, age 52, is our Vice President and Chief Accounting Officer, a position he has held since December 2014. Prior to joining JetBlue, Mr. Chatkewitz worked at Philip Morris International, where he served as Vice President & Controller - Financial Reporting & Accounting Research since 2008. Prior to Phillip Morris, he served for a decade as Altria Group’s Vice President Assistant Controller - Financial Reporting & Consolidations. Mr. Chatkewitz also held positions at Marsh & McLennan Companies as well as the audit practice of Deloitte & Touche.
The other information required by this Item will be included in and is incorporated herein by reference from our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our 2016 fiscal year, or our 2017 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item will be included in and is incorporated herein by reference from our 2017 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The table below provides information relating to our equity compensation plans, including individual compensation arrangements, under which our common stock is authorized for issuance as of December 31, 2016, as adjusted for stock splits:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	2,929,042	$14.75	27,685,169
Equity compensation plans not approved by security holders	—	—	—
Total	2,929,042	$14.75	27,685,169
Refer to Note 7 to our consolidated financial statements for further information regarding the material features of the above plans.
Other information required by this Item will be included in and is incorporated herein by reference from our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in and is incorporated herein by reference from our 2017 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in and is incorporated herein by reference from our 2017 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial statements:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2016 and December 31, 2015
Consolidated Statements of Operations — For the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income — For the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows — For the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Stockholders’ Equity — For the years ended December 31, 2016, 2015 and 2014
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

ITEM 16.    FORM 10-K SUMMARY
Omitted.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	February 17, 2017	By:	/s/ Alexander Chatkewitz
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

Signature	Capacity	Date

/S/ ROBIN HAYES	Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2017
Robin Hayes

/S/ JAMES LEDDY	Chief Financial Officer (Principal Financial Officer)	February 17, 2017
James Leddy

/S/ ALEXANDER CHATKEWITZ	Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 17, 2017
Alexander Chatkewitz

/S/ JENS BISCHOF	Director	February 17, 2017
Jens Bischof *

/S/ PETER BONEPARTH	Director	February 17, 2017
Peter Boneparth *

/S/ DAVID CHECKETTS	Director	February 17, 2017
David Checketts *

/S/ STEPHAN GEMKOW	Director	February 17, 2017
Stephan Gemkow *

/S/ ELLEN JEWETT	Director	February 17, 2017
Ellen Jewett *

/S/ STANLEY MCCHRYSTAL	Director	February 17, 2017
Stanley McChrystal *

/S/ JOEL PETERSON	Director	February 17, 2017
Joel Peterson *

/S/ FRANK SICA	Director	February 17, 2017
Frank Sica *

/S/ THOMAS WINKELMANN	Director	February 17, 2017
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

3.1	Amended and Restated Certificate of Incorporation of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated May 20, 2016 (File No. 000-49728).

3.2	Amended and Restated Bylaws of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 30, 2016.

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

4.9(d)
Form of Global Debenture-5.50% Convertible Debenture due 2038 (Series A) (included as part of Exhibit 4.1)-incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on June 5, 2008 (File No. 000-49728).

4.9(e)
Form of Global Debenture-5.50% Convertible Debenture due 2038 (Series B) (included as part of Exhibit 4.2)-incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed on June 5, 2008 (File No. 000-49728).

4.9(f)
Fourth Supplemental Indenture dated as of June 9, 2009 between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee-incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on June 9, 2009 (File No. 000-49728).

4.9(g)
Fifth Supplemental Indenture dated as of June 9, 2009 between JetBlue Airways Corporation and Wilmington Trust Company, as Trustee-incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on June 9, 2009 (File No. 000-49728).

4.9(h)	Form of Global Debenture-6.75% Convertible Debenture due 2039 (Series A)-incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on June 9, 2009 (File No. 000-49728).

4.9(i)	Form of Global Debenture-6.75% Convertible Debenture due 2039 (Series B)-incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on June 9, 2009 (File No. 000-49728).

4.10
Stock Purchase Agreement, dated as of December 13, 2007, between JetBlue Airways Corporation and Deutsche Lufthansa AG—incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated December 13, 2007 (File No. 000-49728).

4.10(a)
Amendment No. 1, dated as of January 22, 2008, to the Stock Purchase Agreement, dated as of December 13, 2007, between JetBlue Airways Corporation and Deutsche Lufthansa AG—incorporated by reference to Exhibit 4.11(a) to our Current Report on Form 8-K dated January 23, 2008 (File No. 000-49728).

4.11
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

4.13
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

10.3(ae)***
Amendment No. 2 to the V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated December 4, 2015—incorporated by reference to Exhibit 10.3(ae) to our Annual Report on Form 10-K for the year ended December 31, 2015.

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

10.31*	JetBlue Airways Corporation 2011 Incentive Compensation Plan—incorporated by reference to Exhibit 10.31(a) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.31(a)*	Amended and Restated JetBlue Airways Corporation 2011 Incentive Compensation Plan—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

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

10.33(d)**
Amendment No. 3 to Airbus A320 Family Purchase Agreement, dated as of July 26, 2016, between Airbus S.A.S. and JetBlue Airways Corporation-incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

10.33(e)**
Amendment No. 4 to Airbus A320 Family Purchase Agreement, dated as of July 26, 2016, between Airbus S.A.S. and JetBlue Airways Corporation, including Amended and Restated Letter Agreements 1, 2, 3 and 6 and Letter Agreement 9, each dated as of the same date-incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

10.33(f)**
Amendment No. 5 to Airbus A320 Family Purchase Agreement, dated as of August 9, 2016, between Airbus S.A.S. and JetBlue Airways Corporation-incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

10.34**
Letter Agreement dated as of July 23, 2015 between Airbus S.A.S. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

10.34(a)**
Letter Agreement dated as of April 11, 2016 between Airbus S.A.S. and JetBlue Airways Corporation-incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

10.35*	Amended and Restated JetBlue Airways Corporation 2011 Crewmember Stock Purchase Plan—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

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

10.42*
Senior Advisor Agreement, dated September 13, 2016, between JetBlue Airways Corporation and Mark D. Powers—incorporated by reference into Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

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

Financial Statement Schedule
Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
JetBlue Airways Corporation

We have audited the consolidated financial statements of JetBlue Airways Corporation as of December 31, 2016 and 2015, and for each of the three years in the period ended December 31, 2016, and have issued our report thereon dated February 17, 2017 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(2) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York
February 17, 2017
S-1

JETBLUE AIRWAYS CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at beginning of period	Additions Charged to Costs and Expenses	Deductions		Balance at end of period
Year Ended December 31,2016
Allowance for doubtful accounts	6	$—	$1	(1)	$5
Allowance for obsolete inventory parts	10	2	—	(2)	12
Total	$16	$2	$1		$17
Year Ended December 31, 2015
Allowance for doubtful accounts	$6	$4	$4	(1)	$6
Allowance for obsolete inventory parts	8	2	—	(2)	10
Total	14	6	4		16
Year Ended December 31, 2014
Allowance for doubtful accounts	6	3	3	(1)	6
Allowance for obsolete inventory parts	$6	$2	$—	(2)	$8
Valuation allowance for deferred tax assets	20	—	20	(3)	—
Total	32	5	23		14

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Inventory scrapped.

(3)	Attributable to recognition and write-off of deferred tax assets.

S-2