Form 10-Q
period 2017-03-31
JETBLUE AIRWAYS CORP
filed 2017-04-28
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to__________
Commission file number 000-49728
JETBLUE AIRWAYS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	87-0617894
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)
27-01 Queens Plaza North, Long Island City, New York	11101
(Address of principal executive offices)	(Zip Code)
(718) 286-7900
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year,
if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐           No ☑
As of March 31, 2017, there were 333,673,598 shares outstanding of the registrant’s common stock, par value $.01.

JETBLUE AIRWAYS CORPORATION
FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited, in millions, except per share data)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$438	$433
Investment securities	608	538
Receivables, less allowance (2017-$3; 2016-$5)	169	172
Prepaid expenses and other	254	260
Total current assets	1,469	1,403
PROPERTY AND EQUIPMENT
Flight equipment	8,115	7,868
Predelivery deposits for flight equipment	236	223
Total flight equipment and predelivery deposits, gross	8,351	8,091
Less accumulated depreciation	1,896	1,823
Total flight equipment and predelivery deposits, net	6,455	6,268
Other property and equipment	992	972
Less accumulated depreciation	360	345
Total other property and equipment, net	632	627
Assets constructed for others	561	561
Less accumulated depreciation	190	185
Total assets constructed for others, net	371	376
Total property and equipment	7,458	7,271
OTHER ASSETS
Investment securities	—	90
Restricted cash	61	62
Other	485	497
Total other assets	546	649
TOTAL ASSETS	$9,473	$9,323

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited, in millions, except per share data)

	March 31, 2017	December 31, 2016
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$270	$242
Air traffic liability	1,335	1,120
Accrued salaries, wages and benefits	256	342
Other accrued liabilities	364	321
Current maturities of long-term debt and capital leases	197	189
Total current liabilities	2,422	2,214
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	1,140	1,195
CONSTRUCTION OBLIGATION	453	457
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	1,379	1,354
Other	87	90
Total deferred taxes and other liabilities	1,466	1,444
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 416 and 414 shares issued and 334 and 337 shares outstanding at March 31, 2017 and December 31, 2016, respectively	4	4
Treasury stock, at cost; 82 and 77 shares at March 31, 2017 and December 31, 2016, respectively	(590)	(500)
Additional paid-in capital	2,041	2,050
Retained earnings	2,532	2,446
Accumulated other comprehensive income	5	13
Total stockholders’ equity	3,992	4,013
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,473	$9,323

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended March 31,
	2017	2016
OPERATING REVENUES
Passenger	$1,451	$1,478
Other	153	138
Total operating revenues	1,604	1,616
OPERATING EXPENSES
Aircraft fuel and related taxes	323	215
Salaries, wages and benefits	466	435
Landing fees and other rents	95	85
Depreciation and amortization	105	91
Aircraft rent	26	28
Sales and marketing	60	64
Maintenance materials and repairs	152	135
Other operating expenses	230	214
Total operating expenses	1,457	1,267
OPERATING INCOME	147	349
OTHER INCOME (EXPENSE)
Interest expense	(25)	(29)
Capitalized interest	2	2
Interest income and other	2	1
Total other income (expense)	(21)	(26)
INCOME BEFORE TAXES	126	323
Income tax expense	41	116
NET INCOME	$85	$207

EARNINGS PER COMMON SHARE:
Basic	$0.25	$0.64
Diluted	$0.25	$0.61

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended March 31,
	2017	2016
NET INCOME	$85	$207
Changes in fair value of derivative instruments, net of reclassifications into earnings (net of $(5) and $0 of taxes in 2017 and 2016, respectively)	(8)	—
Total other comprehensive loss	(8)	—
COMPREHENSIVE INCOME	$77	$207

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in millions)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$85	$207
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	30	57
Depreciation	90	79
Amortization	15	12
Stock-based compensation	9	7
Changes in certain operating assets and liabilities	202	222
Other, net	1	1
Net cash provided by operating activities	432	585
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(245)	(143)
Predelivery deposits for flight equipment	(40)	(23)
Purchase of held-to-maturity investments	(63)	—
Proceeds from the maturities of held-to-maturity investments	43	144
Purchase of available-for-sale securities	(105)	(118)
Proceeds from the sale of available-for-sale securities	145	50
Other, net	(2)	—
Net cash used in investing activities	(267)	(90)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	2	2
Repayment of long-term debt and capital lease obligations	(49)	(51)
Acquisition of Treasury Stock	(109)	(13)
Other, net	(4)	6
Net cash used in financing activities	(160)	(56)
INCREASE IN CASH AND CASH EQUIVALENTS	5	439
Cash and cash equivalents at beginning of period	433	318
Cash and cash equivalents at end of period	$438	$757

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1—Summary of Significant Accounting Policies
Basis of Presentation
JetBlue Airways Corporation, or JetBlue, provides air transportation services across the United States, the Caribbean and Latin America. Our condensed consolidated financial statements include the accounts of JetBlue and our subsidiaries which are collectively referred to as “we” or the “Company.” All majority-owned subsidiaries are consolidated on a line by line basis, with all intercompany transactions and balances being eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with our 2016 audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Held-to-maturity investment securities. The contractual maturities of the corporate bonds we held as of March 31, 2017 were not greater than 24 months. We did not record any significant gains or losses on these securities during the three months ended March 31, 2017 or 2016. The estimated fair value of these investments approximated their carrying value as of March 31, 2017 and December 31, 2016, respectively.
The carrying values of investment securities consisted of the following at March 31, 2017 and December 31, 2016 (in millions):

	March 31, 2017	December 31, 2016
Available-for-sale securities
Time deposits	$160	$160
Commercial paper	95	60
Treasury bills	40	115
Total available-for-sale securities	295	335
Held-to-maturity securities
Treasury notes	$241	$283
Corporate bonds	72	10
Total held-to-maturity securities	313	293
Total investment securities	$608	$628
Recent Accounting Pronouncements
During the first quarter of 2017, we adopted Accounting Standards Update, or ASU, 2015-17, Income Taxes, Balance Sheet Classification of Deferred Taxes topic of the FASB Codification, or Codification. This standard requires all deferred tax assets and liabilities to be classified as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. In addition, valuation allowance allocations between current and non-current deferred tax assets are no longer required because those allowances also will be classified as non-current. Our condensed consolidated balance sheet as of December 31, 2016 reflects retrospective application. As a result of the adoption,$9 million of deferred tax liabilities previously included within other accrued liabilities and $164 million of deferred tax assets previously included within current assets have been moved to long-term liabilities on our December 31, 2016 balance sheet.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments apply to several aspects of accounting for stock-based compensation including the recognition of excess tax benefits and deficiencies and their related presentation in the statement of cash flows as well as accounting for forfeitures. We early adopted, as permitted, this standard during the fourth quarter of 2016. The adoption of this standard resulted in the recognition of $8 million of previously unrecognized excess tax benefits in deferred tax assets and an increase to retained earnings on our consolidated balance sheet as of the beginning of 2016, and the recognition of $8 million of excess tax benefits to the income tax provision for the year ended December 31, 2016. Excess tax benefits for share-based payments are now included in net operating cash flows rather than net financing cash flows.
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
While we are evaluating the full impact of the new standard on our consolidated financial statements, we have determined that it will impact our loyalty program accounting. JetBlue will no longer be allowed to use the incremental cost method when recording the financial impact of TrueBlue® points earned on qualifying JetBlue purchases. We will be required to re-value our liability with a relative fair value approach, which is anticipated to significantly increase the related liability. In addition the standard will likely result in a change in the timing and classification of our revenue recognition for certain ancillary fees directly related to passenger revenue tickets, as these services are no longer likely to be considered distinct performance obligations. Fees associated with these services are likely to be recognized as of the date of travel, not when assessed to the customer, and classified as passenger revenue.
JetBlue currently anticipates adopting the new standard effective January 1, 2018 using the full retrospective method, however, this decision is not final and is subject to the completion of our analysis of the standard. We will continue our evaluation of ASU 2014-09 through the date of adoption.

Note 2—Long Term Debt, Short Term Borrowings, and Capital Lease Obligations
During the three months ended March 31, 2017, we made scheduled principal payments of $49 million on our outstanding long-term debt and capital lease obligations.
We have pledged aircraft, engines, other equipment and facilities with a net book value of $3.6 billion at March 31, 2017 as security under various loan agreements. As of March 31, 2017, we owned, free of encumbrance, 73 Airbus A320 aircraft, 30 Airbus A321 aircraft and 32 spare engines. At March 31, 2017, scheduled maturities of all of our long-term debt and capital lease obligations were $138 million for the remainder of 2017, $193 million in 2018, $215 million in 2019, $179 million in 2020, $164 million in 2021 and $448 million thereafter.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The carrying amounts and estimated fair values of our long-term debt (excluding capital lease obligation) at March 31, 2017 and December 31, 2016 were as follows (in millions):

	March 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Public Debt
Fixed rate special facility bonds, due through 2036	43	45	43	45
Non-Public Debt
Fixed rate enhanced equipment notes, due through 2023	$182	$188	$189	$197
Floating rate equipment notes, due through 2025	168	172	173	179
Fixed rate equipment notes, due through 2026	820	877	850	915
Total(1)	$1,213	$1,282	$1,255	$1,336
(1) Total excludes capital lease obligations of $134 million for March 31, 2017 and $140 million for December 31, 2016, and deferred financing costs of $10 million for March 31, 2017 and $11 million for December 31, 2016.
The estimated fair values of our publicly held long-term debt are classified as Level 2 in the fair value hierarchy. The fair values of our special facility bonds were based on quoted market prices in markets with low trading volumes. The fair value of our non-public debt was estimated using a discounted cash flow analysis based on our borrowing rates for instruments with similar terms and therefore classified as Level 3 in the fair value hierarchy. The fair values of our other financial instruments approximate their carrying values. Refer to Note 7 for an explanation of the fair value hierarchy structure.
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
Short-term Borrowings
Citibank Line of Credit
As of March 31, 2017 we had a revolving Credit and Guaranty Agreement with Citibank, N.A. as the administrative agent for up to approximately $400 million. The term of the facility ran through April 2018. Borrowings under the Credit and Guaranty Agreement bear interest at a variable rate equal to LIBOR, plus a margin. The Credit and Guaranty Agreement is secured by Slots at JFK, LaGuardia and Reagan National Airport as well as certain other assets. The Credit and Guaranty Agreement includes covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under all revolving credit facilities. In addition, the covenants restrict our ability to incur additional indebtedness, issue preferred stock or pay dividends. As of and for the periods ended March 31, 2017 and December 31, 2016, we did not have a balance outstanding or borrowings under this line of credit.
During April 2017, we amended our Credit and Guaranty Agreement with Citibank, N.A. and among other things we increased our borrowing capacity by $25 million to $425 million, and extended the maturity date to April 2021.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3—Earnings Per Share
The following table shows how we computed basic and diluted earnings per common share (in millions):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net Income(1)	$85	$207
Effect of dilutive securities:
Interest on convertible debt, net of income taxes and profit sharing	—	1
Net income applicable to common stockholders after assumed conversions for diluted earnings per share	$85	$208

Denominator:
Weighted average shares outstanding	336.3	321.6
Effect of dilutive securities:
Employee stock options, restricted stock units and stock purchase plan(1)	1.9	2.5
Convertible debt	—	17.6
Adjusted weighted average shares outstanding and assumed conversions for diluted earnings per share	338.2	341.7
(1) As discussed in Note 1, we early adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting during the fourth quarter of 2016. The adoption of this standard resulted in the recognition of $8 million of excess tax benefits to the income tax provision for the year ended December 31, 2016. Net income and shares outstanding data for the three months ended March 31, 2016 are presented as if the ASU was adopted at the beginning of 2016.
We have no convertible debt outstanding as of March 31, 2017. During the three months ended March 31, 2016 there were no shares excluded from earnings per share upon assumed conversion of our convertible debt.
On March 6, 2017, JetBlue entered into an accelerated share repurchase, or ASR, agreement with Barclays Bank PLC, paying $100 million for an initial delivery of approximately 4.1 million shares. The term of the ASR concluded on April 24, 2017 with Barclays Bank PLC delivering approximately 0.8 million million additional shares to JetBlue on April 27, 2017. A total of 4.9 million million shares, at an average price of $20.23 per share, were repurchased under the agreement. The total number of shares repurchased by JetBlue was based on the volume weighted average price of JetBlue's common stock during the term of the ASR agreement.
On April 27, 2017, JetBlue entered into an ASR agreement with Goldman, Sachs & Co. ("GS&Co."), paying $150 million for an initial delivery of approximately 5.4 million shares. The term of the ASR is expected to be completed by the end of third quarter 2017. The total number of shares to ultimately be repurchased by JetBlue will be based on the volume weighted average price of JetBlue's common stock during the term of the ASR agreement, less a discount.

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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

For years of service prior to 2017, our non-management Crewmembers were also eligible to receive profit sharing, calculated as 15% of adjusted pre-tax income before profit sharing and special items with the result reduced by Retirement Plus contributions. Eligible non-management Crewmembers may elect to have their profit sharing contributed directly to the Plan. Beginning with 2017, non-management Crewmembers are eligible to receive profit sharing, calculated as 10% of adjusted pre-tax income before profit sharing and special items up to a pre-tax margin of 18% with the result reduced by Retirement Plus contributions. If JetBlue's resulting pre-tax margin exceeds 18%, non-management Crewmembers will receive 20% profit sharing above an 18% pre-tax margin.
Certain Federal Aviation Administration, or FAA-licensed Crewmembers, receive an additional contribution of 3% of eligible compensation, which we refer to as Retirement Advantage. Total 401(k) company match, Retirement Plus, profit sharing and Retirement Advantage expensed for the three months ended March 31, 2017 and 2016 was $42 million and $81 million, respectively.

Note 5—Commitments and Contingencies
Flight Equipment Commitments
As of March 31, 2017, our firm aircraft orders consisted of 23 Airbus A321 aircraft, 25 Airbus A320 new engine option (A320neo) aircraft, 60 Airbus A321neo aircraft, 24 Embraer E190 aircraft and 10 spare engines scheduled for delivery through 2023. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $894 million for the remainder of 2017, $839 million in 2018, $1.2 billion in 2019, $1.6 billion in 2020, $1.4 billion in 2121 and $2.0 billion thereafter. We amended our purchase agreement with Airbus during April 2017 which changed the timing of our Airbus A321 and Airbus A321neo deliveries. These committed expenditures are as of March 31, 2017 and do not reflect aircraft deferrals executed after quarter end. We are scheduled to receive 12 new Airbus A321 aircraft during the remainder of 2017.
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
As of March 31, 2017, we had approximately $29 million in assets serving as collateral for letters of credit relating to a certain number of our leases. These are included in restricted cash and expire at the end of the related lease terms. Additionally, we had approximately $27 million pledged related to our workers compensation insurance policies and other business partner agreements which will expire according to the terms of the related policies or agreements.
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
In the past, we have periodically entered into interest rate swaps to manage the variability of the cash flows associated with our variable rate debt. We do not hold or issue any derivative financial instruments for trading purposes.
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
The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of March 31, 2017 related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

	March 31, 2017	December 31, 2016
Fuel derivatives
Asset fair value recorded in prepaid expense and other(1)	$9	$22
Longest remaining term (months)	9	12
Hedged volume (barrels, in thousands)	1,440	1,920
Estimated amount of existing (gains) expected to be reclassified into earnings in the next 12 months	(8)	(22)

	Three Months Ended March 31,
	2017	2016
Fuel derivatives
Hedge effectiveness (gains) recognized in aircraft fuel expense	$(3)	$—
(Gains) losses on derivatives not qualifying for hedge accounting recognized in other expense	—	—
Hedge losses on derivatives recognized in comprehensive income	10	—
Percentage of actual consumption economically hedged	11%	—%

(1) Gross asset of each contract prior to consideration of offsetting positions with each counterparty and prior to the impact of collateral paid.
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
The impact of offsetting derivative instruments is depicted below (in millions):

	Gross Amount of Recognized		Gross Amount of Cash Collateral	Net Amount Presented on Balance Sheet
	Assets	Liabilities	Offset	Assets	Liabilities
Fuel derivatives
As of March 31, 2017	$9	$—	$—	$9	$—
As of December 31, 2016	$22	$—	$—	$22	$—

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of March 31, 2017 and December 31, 2016 (in millions):

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents	$292	$—	$—	$292
Available-for-sale investment securities	40	255	—	295
Aircraft fuel derivatives	—	9	—	9

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents	$313	$—	$—	$313
Available-for-sale investment securities	115	220	—	335
Aircraft fuel derivatives	—	22	—	22
Refer to Note 2 for fair value information related to our outstanding debt obligations as of March 31, 2017 and December 31, 2016.
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
Available-for-sale investment securities
Included in our available-for-sale investment securities are U.S. treasury bills, time deposits and commercial paper with maturities greater than 90 days but less than one year. The U.S. treasury bills are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy. The fair values of our time deposits and commercial paper instruments are based on observable inputs in non-active markets and are therefore classified as Level 2 in the hierarchy. We did not record any significant gains or losses on these securities during the three months ended March 31, 2017 and 2016.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8—Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting. A rollforward of the amounts included in the accumulated other comprehensive income (loss), net of taxes for the three months ended March 31, 2017 and March 31, 2016 are as follows (in millions):

	Aircraft Fuel Derivatives(1)	Interest Rate Swaps(2)	Total
Balance of accumulated income at December 31, 2016	$13	$—	$13
Reclassifications into earnings (net of $(1) of taxes)	(2)	—	(2)
Change in fair value (net of $(4) of taxes)	(6)	—	(6)
Balance of accumulated income at March 31, 2017	$5	$—	$5

Balance of accumulated (losses) income at December 31, 2015	$(4)	$1	$(3)
Reclassifications into earnings (net of $0 of taxes)	—	—	—
Change in fair value (net of $0 of taxes)	—	—	—
Balance of accumulated (losses) income at March 31, 2016	$(4)	$1	$(3)
(1) Reclassified to aircraft fuel expense
(2) Reclassified to interest expense

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
First Quarter 2017 Results

•	We had a $12 million decrease in revenue compared to the first quarter of 2016 due primarily to a 7.8% decrease in average fare, partially offset by a 4.2% increase in capacity.

•	We generated $432 million in cash from operations for the three months ended March 31, 2017.

•	Our operating margin decreased by 12.4 points to 9.2%, due in part to higher fuel prices.

•	Our earnings per diluted share were $0.25.

•
Operating expense per available seat mile increased by 10.3% to 10.73 cents, primarily due to a significant increase in aircraft fuel expenses. Operating expenses excluding fuel and related taxes, and operating expenses related to other non-airline expenses, or “operating expenses excluding fuel,” our cost per available seat mile(1) increased 3.3%.

•	Operating income of $147 million decreased $202 million from the comparable period in 2016. This decrease was principally driven by an increase in aircraft fuel expenses and lower passenger revenue.
Balance Sheet
We ended the first quarter of 2017 with unrestricted cash, cash equivalents and short-term investments of $1.0 billion and undrawn lines of credit of approximately $600 million. During April 2017, we amended our Credit and Guaranty Agreement with Citibank, N.A. and among other things we increased our borrowing capacity by $25 million to $425 million, and extended the maturity date to April 2021.
Our unrestricted cash, cash equivalents and short-term investments is approximately 16% of trailing twelve months revenue. We increased the number of unencumbered aircraft by six during the quarter by using cash on hand to pay for our three deliveries, executing lease buyouts on two aircraft and through scheduled payments of principal balances on one aircraft. We have 103 unencumbered aircraft and 32 unencumbered spare engines as of March 31, 2017.
Network
During the first quarter of 2017, we launched service to Atlanta, our 101st BlueCity, and it is our 63rd nonstop destination from our Boston Focus City where we are the largest carrier. The addition of nonstop Atlanta service, which was the most requested destination by Boston travelers, is part of our plan to reach 200 daily flights at Boston in the coming years. Customers in both cities will benefit from convenient, five times daily service between Boston and Atlanta.
With the success of our existing Mint™ routes, we announced additional Boston Mint™ service to San Francisco, beginning in the third quarter of 2017, to San Diego, beginning in the fourth quarter of 2017, and seasonal Mint™ service to St. Maarten, beginning in the fourth quarter of 2017. We also plan to provide year-round Mint™ service from New York to Las Vegas, starting in the fourth quarter of 2017, and San Diego, starting in the third quarter of 2017. During the first quarter of 2017, we launched our Mint™ service between Fort Lauderdale and Los Angeles, and we expect to start Mint™ service between Fort Lauderdale and San Francisco during the second quarter of 2017.
We plan to continue to invest in our Fort Lauderdale Focus City by expanding to new markets and through Mint™ service.
As part of our ongoing network initiatives and route optimization efforts, we continued to make schedule and frequency adjustments throughout the first quarter of 2017.
Outlook for 2017
For the second quarter of 2017, cost per available seat mile, excluding fuel(1) is expected to increase between 4.5% and 6.5% over the comparable 2016 period. In addition, we expect revenue per available seat mile to increase between 3.0% and 6.0% on an operating capacity increase between 4.0% and 6.0% over the comparable 2016 period.
For the full year 2017, we expect our operating capacity to increase between 5.5% and 7.5% over full year 2016 with the addition of 12 Airbus A321 aircraft to our operating fleet during the remainder of the year. We expect our cost per available seat mile, excluding fuel (1), for the full year 2017 to increase between 1.5% and 3.5% over full year 2016.

(1) Refer to our "Regulation G Reconciliation" note below for more information on this non-GAAP measure.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2017 vs. 2016
Overview
We reported net income of $85 million, an operating income of $147 million and an operating margin of 9.2% for the three months ended March 31, 2017. This compares to net income of $207 million, an operating income of $349 million and an operating margin of 21.6% for the three months ended March 31, 2016. Diluted earnings per share were $0.25 for the first quarter of 2017 compared to $0.61 for the same period in 2016.
Approximately 75% of our operations reside in the heavily populated northeast corridor of the U.S., which includes the New York and Boston metropolitan areas. During the first three months of 2017, a series of winters storms impacted this area, including winter storms Niko and Orson.
On-time performance, as defined by the Department of Transportation, or DOT, is arrival within 14 minutes of scheduled arrival. In the first quarter of 2017, our systemwide on-time performance was 75.0% compared to 73.3% for the same period in 2016. Our on-time performance remains challenged by our concentration of operations in the northeast of the U.S., one of the world's most congested airspaces. Our completion factor was 96.5% in the first quarter of 2017 and 97.9% in the same period in 2016.
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Three Months Ended March 31,		Year-over-Year Change
	2017	2016	$	%
Passenger revenue	$1,451	$1,478	$(27)	(1.8)
Other revenue	153	138	15	10.4
Total operating revenues	$1,604	$1,616	$(12)	(0.8)

Average Fare	$149.41	$162.06	$(12.65)	(7.8)
Yield per passenger mile (cents)	12.73	13.46	(0.73)	(5.5)
Passenger revenue per ASM (cents)	10.68	11.35	(0.67)	(5.8)
Operating revenue per ASM (cents)	11.81	12.41	(0.60)	(4.8)
Average stage length (miles)	1,079	1,109	(30)	(2.7)
Revenue passengers (thousands)	9,711	9,119	592	6.5
Revenue passenger miles (millions)	11,399	10,976	423	3.9
Available Seat Miles (ASMs) (millions)	13,580	13,029	551	4.2
Load Factor	83.9%	84.2%		(0.3)	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue as well as revenue from our ancillary product offerings such as EvenMore™ Space. The decrease in passenger revenue of $27 million, or 1.8%, for the three months ended March 31, 2017, compared to the same period in 2016, was primarily attributable to a 7.8% decrease in average fare, partially offset by a 6.5% increase in revenue passengers. Our passenger revenue was also negatively impacted by the timing of Easter as the holiday occurs in the second quarter of 2017 as compared to the first quarter of 2016. The increase in other revenue of $15 million, or 10.4%, for the three months ended March 31, 2017, compared to the same period in 2016, was primarily attributable to an increase in our loyalty revenue for our co-brand credit card agreement with Barclay's which originally launched during the first quarter of 2016. We are continuously looking to expand our other ancillary revenue opportunities, improve our TrueBlue® loyalty program and deepen our portfolio of commercial partnerships.

Operating Expenses
In detail, our operating costs per available seat mile, or ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Three Months Ended March 31,		Year-over-Year Change		Cents per ASM
	2017	2016	$	%	2017	2016	% Change
Aircraft fuel and related taxes	$323	$215	$108	50.2%	2.38	1.65	44.1%
Salaries, wages and benefits	466	435	31	7.1	3.43	3.35	2.7
Landing fees and other rents	95	85	10	12.1	0.70	0.66	7.6
Depreciation and amortization	105	91	14	14.4	0.77	0.70	9.8
Aircraft rent	26	28	(2)	(8.0)	0.19	0.21	(11.8)
Sales and marketing	60	64	(4)	(7.1)	0.44	0.49	(10.9)
Maintenance materials and repairs	152	135	17	13.3	1.12	1.03	8.7
Other operating expenses	230	214	16	7.7	1.70	1.64	3.3
Total operating expenses	$1,457	$1,267	$190	15.0%	10.73	9.73	10.3%
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes increased by $108 million, or 50.2%, for the three months ended March 31, 2017 compared to the same period in 2016. The average fuel price for the first quarter 2017 increased by 44.1% to $1.69 per gallon. Our fuel consumption increased by 4.2%, or 8 million gallons, due to an increase of the average number of aircraft operating during the first quarter 2017 as compared to the same period in 2016.
Salaries, Wages and Benefits
Salaries, wages and benefits increased $31 million, or 7.1%, for the three months ended March 31, 2017 compared to the same period in 2016. It was our largest expense for the quarter, representing approximately 32% of our total operating expenses. During 2016, we announced that effective January 1, 2017, profit sharing eligible Crewmembers would receive an 8% raise and a modified profit sharing plan. We believe this recognition and change to our compensation structure reflects industry trends and ensures that our Crewmember compensation and rewards are fair and competitive.
Depreciation and Amortization
Depreciation and amortization increased $14 million, or 14.4%, for the three months ended March 31, 2017 compared to the same period in 2016, primarily driven by a 6.3% increase in the average number of aircraft operating during first quarter of 2017 as compared to the same period in 2016, and depreciation on the 11 lease buyouts since the end of the first quarter of 2016.
Maintenance Materials and Repairs
Maintenance materials and repairs increased $17 million, or 13.3%, for the three months ended March 31, 2017 compared to the same period in 2016, primarily driven by increased flight hours on our engine flight-hour based maintenance agreements and by the number of airframe heavy maintenance checks.
Other Operating Expenses
Other operating expenses increased $16 million, or 7.7%, for the three months ended March 31, 2017 compared to the same period in 2016, primarily due to an increase in airport and technology services and passenger on-board supplies resulting from an increased number of passengers flown.

(1) Refer to our "Regulation G Reconciliation" note below for more information on this non-GAAP measure.

The following table sets forth our operating statistics for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Year-over-Year Change
(percent changes based on unrounded numbers)	2017	2016	%
Operational Statistics
Revenue passengers (thousands)	9,711	9,119	6.5
Revenue passenger miles (RPMs) (millions)	11,399	10,976	3.9
Available seat miles (ASMs) (millions)	13,580	13,029	4.2
Load factor	83.9%	84.2%	(0.3)	pts
Aircraft utilization (hours per day)	11.9	12.1	(1.7)

Average fare	$149.41	$162.06	(7.8)
Yield per passenger mile (cents)	12.73	13.46	(5.5)
Passenger revenue per ASM (cents)	10.68	11.35	(5.8)
Operating revenue per ASM (cents)	11.81	12.41	(4.8)
Operating expense per ASM (cents)	10.73	9.73	10.3
Operating expense per ASM, excluding fuel(1)	8.35	8.08	3.3

Departures	85,724	81,239	5.5
Average stage length (miles)	1,079	1,109	(2.7)
Average number of operating aircraft during period	228.9	215.4	6.3
Average fuel cost per gallon, including fuel taxes	$1.69	$1.17	44.1
Fuel gallons consumed (millions)	191	183	4.2
Average number of full-time equivalent employees	16,722	15,204	10.0
(1) Refer to our “Regulation G Reconciliation” note below for more information on this non-GAAP measure.
Historical revenue trends may not continue. Except for the uncertainty related to the direction of fuel prices, we expect our expenses to continue to increase as we acquire additional aircraft, as our fleet ages and as we expand the frequency of flights in existing markets as well as enter into new markets. In addition, we expect our operating results to significantly fluctuate from quarter-to-quarter in the future as a result of various factors, many of which are outside of our control. Consequently, we believe quarter-to-quarter comparisons of our operating results may not necessarily be meaningful; you should not rely on our results for any one quarter as an indication of our future performance.
LIQUIDITY AND CAPITAL RESOURCES
The airline business is capital intensive. Our ability to successfully execute our growth plans is largely dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business depends on maintaining sufficient liquidity. We believe we have adequate resources from a combination of cash and cash equivalents, investment securities on hand and two available lines of credit. Additionally, as of March 31, 2017, we had 103 unencumbered aircraft and 32 unencumbered spare engines which we believe could be an additional source of liquidity, if necessary.
We believe a healthy liquidity position is crucial to our ability to weather any part of the economic cycle while continuing to execute on our plans for profitable growth and increased returns. Our goal is to continue to be diligent with our liquidity, maintaining financial flexibility and allowing for prudent capital spending.
At March 31, 2017, we had unrestricted cash and cash equivalents of $438 million and short-term investments of $608 million. We believe our current level of unrestricted cash, cash equivalents and short-term investments of approximately 16% of trailing twelve months revenue, combined with our available lines of credit and portfolio of unencumbered assets provides us with a strong liquidity position and the potential for higher returns on cash deployment.

Analysis of Cash Flows
Operating Activities
We rely primarily on operating cash flows to provide working capital for current and future operations. Cash flows from operating activities were $432 million and $585 million for the three months ended March 31, 2017 and 2016, respectively. Lower earnings, principally driven by an increase in aircraft fuel expenses, contributed to our lower operating cash flows compared to the same period of 2016.
Investing Activities
During the three months ended March 31, 2017, capital expenditures related to our purchase of flight equipment included $170 million related to the purchase of three Airbus A321 aircraft and two Airbus A320 lease buyouts, $45 million in work-in-progress relating to flight equipment, $40 million for flight equipment deposits, and $10 million for spare part purchases. Other property and equipment capital expenditures also included ground equipment purchases and facilities improvements for $20 million. Investing activities also included the net proceeds of $20 million from investment securities.
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
Financing Activities
Financing activities for the three months ended March 31, 2017 primarily consisted of the acquisition of treasury shares totaling $109 of which $100 million related to our accelerated share repurchase, or ASR, in March 2017 and the scheduled maturities of $49 million relating to debt and capital lease obligations.
Financing activities for the three months ended March 31, 2016 consisted of the scheduled repayment of $51 million relating to debt and capital lease obligations.
On April 27, 2017, JetBlue entered into an ASR agreement with Goldman, Sachs & Co. ("GS&Co."), paying $150 million for an initial delivery of approximately 5.4 million shares. The term of the ASR is expected to be completed by the end of third quarter 2017. The total number of shares to ultimately be repurchased by JetBlue will be based on the volume weighted average price of JetBlue's common stock during the term of the ASR agreement, less a discount.
Working Capital
We had a working capital deficit of $953 million and $811 million at March 31, 2017 and December 31, 2016, respectively. Working capital deficits can be customary in the airline industry because air traffic liability is classified as a current liability. Our working capital deficit increased by $142 million due to several factors, primarily due to an overall increase in our air traffic liability, partially offset by an increase in our investment securities classified as current assets.
We expect to meet our obligations as they become due through available cash, investment securities and internally generated funds, supplemented as necessary by financing activities, as they may be available to us. We expect to generate positive working capital through our operations. However, we cannot predict what the effect on our business might be from the extremely competitive environment we operate in or from events beyond our control, such as volatile fuel prices, economic conditions, weather-related disruptions, airport infrastructure challenges, the spread of infectious diseases, restructurings or consolidations, U.S. military actions or acts of terrorism. We believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.
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

Contractual Obligations
Our noncancelable contractual obligations at March 31, 2017, include the following (in millions):

	Payments due in
	Total	2017	2018	2019	2020	2021	Thereafter
Debt and capital lease obligations(1)	$1,574	$180	$243	$254	$209	$187	$501
Lease commitments	1,285	126	164	145	125	112	613
Flight equipment purchase obligations(2)	7,897	894	839	1,207	1,568	1,397	1,992
Other obligations(3)	3,663	717	624	624	546	205	947
Total	$14,419	$1,917	$1,870	$2,230	$2,448	$1,901	$4,053
(1) Includes actual interest and estimated interest for floating-rate debt based on March 31, 2017 rates
(2) Amounts are as of March 31, 2017 and do not reflect aircraft deferrals executed after quarter end.
(3) Amounts include noncancelable commitments for the purchase of goods and services
As of March 31, 2017, we believe we are in compliance with the covenants of our debt and lease agreements. We have approximately $29 million of restricted cash pledged under standby letters of credit related to certain leases that will expire at the end of the related lease terms.
As of March 31, 2017, we operated a fleet of 40 Airbus A321 aircraft, 130 Airbus A320 aircraft and 60 Embraer E190 aircraft. Of our fleet, 179 are owned by us, of which 103 are unencumbered, 45 are leased under operating leases and six are leased under capital leases. As of March 31, 2017, the average age of our operating fleet was 9.0 years and our firm aircraft order was as follows:

Year	Airbus A320neo	Airbus A321	Airbus A321neo	Embraer E190	Total
2017	—	12	—	—	12
2018	—	8	3	—	11
2019	—	3	18	—	21
2020	6	—	12	10	28
2021	16	—	4	7	27
2022	3	—	17	7	27
2023	—	—	6	—	6
Total	25	23	60	24	132
We amended our purchase agreement with Airbus during April 2017 which changed the timing of our Airbus A321 and Airbus A321neo deliveries as follows:

Year	Airbus A320neo	Airbus A321	Airbus A321neo	Embraer E190	Total
2017	—	—	—	—	—
2018	—	3	(3)	—	—
2019	—	(3)	(5)	—	(8)
2020	—	—	(5)	—	(5)
2021	—	—	—	—	—
2022	—	—	—	—	—
2023	—	—	8	—	8
2024	—	—	5	—	5
Total	—	—	—	—	—
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

Dependent on market conditions, we anticipate using a mix of cash and debt financing for aircraft scheduled for delivery in 2017. For deliveries after 2017, although we believe debt and/or lease financing should be available to us, we cannot give any assurance that we will be able to secure financing on attractive terms, if at all. While these financings may or may not result in an increase in liabilities on our balance sheet, our fixed costs will increase regardless of the financing method ultimately chosen. To the extent we cannot secure financing on terms we deem attractive, we may be required to pay in cash, further modify our aircraft acquisition plans or incur higher than anticipated financing costs.
Capital expenditures for non-aircraft such as facility improvements, spare parts and aircraft improvements are expected to be between approximately $150 million and $200 million for the full year 2017.
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
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates included in our 2016 Form 10-K.
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

Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. You should understand that many important factors, in addition to those discussed or incorporated by reference in this Report, could cause our results to differ materially from those expressed in the forward-looking statements. Potential factors that could affect our results include, in addition to others not described in this Report, those described in Item 1A of our 2016 Form 10-K under "Risks Related to JetBlue" and "Risks Associated with the Airline Industry" and Part II of this Report. In light of these risks and uncertainties, the forward-looking events discussed in this Report might not occur.
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
Operating Expenses per Available Seat Mile, excluding fuel
Operating expenses per available seat mile, or CASM, is a common metric used in the airline industry. Our CASM for the periods are summarized in the table below. We exclude aircraft fuel and related taxes, and operating expenses related to other non-airline expenses, such as JetBlue Technology Ventures, from operating expenses to determine CASM ex-fuel. We believe that CASM ex-fuel provides investors the ability to measure financial performance excluding items beyond our control, such as fuel costs which are subject to many economic and political factors beyond our control, or not related to the generation of an available seat mile, such as operating expense related to other non-airline expenses. We believe this non-GAAP measure is more indicative of our ability to manage airline costs and is more comparable to measures reported by other major airlines.

Reconciliation of Operating Expense per ASM, excluding fuel
(in millions; per ASM data in cents; percentages based on unrounded numbers)	Three Months Ended March 31,
	2017		2016
	$	per ASM	$	per ASM
Total operating expenses	$1,457	10.73	$1,267	9.73
Less:
Aircraft fuel and related taxes	323	2.38	215	1.65
Other non-airline expenses	1	—	—	—
Operating expenses, excluding fuel	$1,133	8.35	1,052	8.08

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2016 Form 10-K, except as follows:
Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the March 31, 2017 cost per gallon of fuel. Based on projected fuel consumption for the next 12 months, including the impact of our hedging position, such an increase would result in an increase to aircraft fuel expense of approximately $138 million. As of March 31, 2017 we had hedged approximately 10% of our projected 2017 fuel requirements. All hedge contracts existing at March 31, 2017 settle by December 31, 2017. The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts. Refer to Note 6 in our unaudited condensed consolidated financial statements, included in Part I, Item 1 of this Report, for additional information.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $1.1 billion of our debt and capital lease obligations, with the remaining $0.2 billion having floating interest rates. As of March 31, 2017, if interest rates were on average 100 basis points higher in 2017, our annual interest expense would increase by approximately $2 million. This is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt and capital leases.
If interest rates were to average 10% lower in 2017 than they did during 2016, our interest income from cash and investment balances would remain relatively constant. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents and investment securities balances at March 31, 2017 and December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure.  Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2017.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the fiscal quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business we are party to various legal proceedings and claims which we believe are incidental to the operation of our business. Refer to Note 5 in our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information.

Item 1A. RISK FACTORS
Item 1A Risk Factors contained in our 2016 Form 10-K, includes a discussion of our risk factors which are incorporated herein. There were no material changes from the risk factors associated with our business previously disclosed in Part I, Item 1A "Risk Factors" of our 2016 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In September 2015, the Board of Directors authorized a three-year repurchase program starting in 2016, of up to $250 million worth of shares. This authorization replaced the 2012 authorization. On December 7, 2016, the Board approved changes to our share repurchase program to increase the aggregate authorization to $500 million worth of shares, and extend the term of the program through December 31, 2019. The current program includes authorization for repurchases in open market transactions or privately-negotiated transactions, including accelerated share repurchase transactions. We may adjust or change our share repurchase practices based on market conditions and other alternatives. During the three months ended March 31, 2017, the following shares were repurchased under the program (in millions, except for per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program
March 2017	4.1	(1)	4.1	$280
Total	4.1		4.1

(1) On March 6, 2017, JetBlue entered into an accelerated share repurchase, or ASR, agreement with Barclays Bank PLC paying $100 million for an initial delivery of approximately 4.1 million shares. The term of the ASR concluded on April 24, 2017 with Barclays Bank PLC delivering approximately 0.8 million additional shares to JetBlue. A total of approximately 4.9 million shares were repurchased under the agreement at an average price per share of $20.23. The total shares purchased by JetBlue were based on the volume weighted average prices of JetBlue's common stock during the term of the ASR.

On April 27, 2017, JetBlue entered into an ASR agreement with Goldman, Sachs & Co. ("GS&Co."), paying $150 million for an initial delivery of approximately 5.4 million shares. The term of the ASR is expected to be completed by the end of third quarter 2017. The total number of shares to ultimately be repurchased by JetBlue will be based on the volume weighted average price of JetBlue's common stock during the term of the ASR agreement, less a discount.

ITEM 6. EXHIBITS
Exhibits: See accompanying Exhibit Index included after the signature page of this Report for a list of the exhibits filed or furnished with this Report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	April 28, 2017	By:	/s/ Alexander Chatkewitz
Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
10.1*	Amended and Restated JetBlue Airways Corporation 2011 Incentive Compensation Plan
10.1(a)*	Amended and Restated Form of Performance Share Unit Award Agreement
10.2*	Agreement and General Release, dated as of February 23, 2017, between JetBlue Airways Corporation and James F. Leddy
10.3*
Amendment No. 1 to the Employment Agreement between JetBlue Airways Corporation and Robin Hayes, dated February 16, 2017 — incorporated by reference to Exhibit 10.41(a) to our Current Report on From 8-K, dated February 22, 2017

12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Compensatory plans in which the directors and executive officers of JetBlue participate