Form 10-Q
period 2017-06-30
JETBLUE AIRWAYS CORP
filed 2017-07-28
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐           No ☑
As of June 30, 2017, there were 328,902,910 shares outstanding of the registrant’s common stock, par value $.01.

JETBLUE AIRWAYS CORPORATION
FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited, in millions, except per share data)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$550	$433
Investment securities	470	538
Receivables, less allowance (2017-$3; 2016-$5)	178	172
Prepaid expenses and other	251	260
Total current assets	1,449	1,403
PROPERTY AND EQUIPMENT
Flight equipment	8,393	7,868
Predelivery deposits for flight equipment	233	223
Total flight equipment and predelivery deposits, gross	8,626	8,091
Less accumulated depreciation	1,971	1,823
Total flight equipment and predelivery deposits, net	6,655	6,268
Other property and equipment	999	972
Less accumulated depreciation	369	345
Total other property and equipment, net	630	627
Assets constructed for others	561	561
Less accumulated depreciation	196	185
Total assets constructed for others, net	365	376
Total property and equipment	7,650	7,271
OTHER ASSETS
Investment securities	—	90
Restricted cash	60	62
Other	485	497
Total other assets	545	649
TOTAL ASSETS	$9,644	$9,323

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited, in millions, except share and per share data)

	June 30, 2017	December 31, 2016
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$294	$242
Air traffic liability	1,351	1,120
Accrued salaries, wages and benefits	271	342
Other accrued liabilities	354	321
Current maturities of long-term debt and capital leases	228	189
Total current liabilities	2,498	2,214
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	1,077	1,195
CONSTRUCTION OBLIGATION	449	457
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	1,457	1,354
Other	83	90
Total deferred taxes and other liabilities	1,540	1,444
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 417 and 414 shares issued and 329 and 337 shares outstanding at June 30, 2017 and December 31, 2016, respectively	4	4
Treasury stock, at cost; 88 and 77 shares at June 30, 2017 and December 31, 2016, respectively	(729)	(500)
Additional paid-in capital	2,063	2,050
Retained earnings	2,742	2,446
Accumulated other comprehensive income (loss)	—	13
Total stockholders’ equity	4,080	4,013
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,644	$9,323

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
OPERATING REVENUES
Passenger	$1,650	$1,487	$3,101	$2,965
Other	192	156	345	295
Total operating revenues	1,842	1,643	3,446	3,260
OPERATING EXPENSES
Aircraft fuel and related taxes	325	274	647	489
Salaries, wages and benefits	464	415	931	850
Landing fees and other rents	101	92	197	177
Depreciation and amortization	109	96	214	188
Aircraft rent	24	28	50	56
Sales and marketing	68	72	127	137
Maintenance materials and repairs	166	140	318	274
Other operating expenses	231	213	461	427
Total operating expenses	1,488	1,330	2,945	2,598
OPERATING INCOME	354	313	501	662
OTHER INCOME (EXPENSE)
Interest expense	(24)	(28)	(49)	(57)
Capitalized interest	2	2	4	4
Interest income and other	—	2	2	3
Total other income (expense)	(22)	(24)	(43)	(50)
INCOME BEFORE TAXES	332	289	458	612
Income tax expense	121	108	162	224
NET INCOME	$211	$181	$296	$388

EARNINGS PER COMMON SHARE:
Basic	$0.64	$0.56	$0.89	$1.20
Diluted	$0.64	$0.53	$0.88	$1.14

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended June 30,
	2017	2016
NET INCOME	$211	$181
Changes in fair value of derivative instruments, net of reclassifications into earnings (net of $(3) and $12 of taxes in 2017 and 2016, respectively)	(5)	19
Total other comprehensive income	(5)	19
COMPREHENSIVE INCOME	$206	$200

	Six Months Ended June 30,
	2017	2016
NET INCOME	$296	$388
Changes in fair value of derivative instruments, net of reclassifications into earnings (net of $(8) and $12 of taxes in 2017 and 2016, respectively)	(13)	19
Total other comprehensive income	(13)	19
COMPREHENSIVE INCOME	$283	$407

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in millions)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$296	$388
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	111	122
Depreciation	184	162
Amortization	30	26
Stock-based compensation	16	13
Gains on sale of assets and debt extinguishment	—	(4)
Changes in certain operating assets and liabilities	255	315
Other, net	(20)	(15)
Net cash provided by operating activities	872	1,007
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(519)	(276)
Predelivery deposits for flight equipment	(65)	(41)
Purchase of held-to-maturity investments	(63)	(95)
Proceeds from the maturities of held-to-maturity investments	93	225
Purchase of available-for-sale securities	(154)	(330)
Proceeds from the sale of available-for-sale securities	282	200
Other, net	(5)	(2)
Net cash used in investing activities	(431)	(319)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	28	25
Repayment of long-term debt and capital lease obligations	(84)	(87)
Acquisition of treasury stock	(260)	(14)
Other, net	(8)	5
Net cash used in financing activities	(324)	(71)
INCREASE IN CASH AND CASH EQUIVALENTS	117	617
Cash and cash equivalents at beginning of period	433	318
Cash and cash equivalents at end of period	$550	$935

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1—Summary of Significant Accounting Policies
Basis of Presentation
JetBlue Airways Corporation, or JetBlue, provides air transportation services across the United States, the Caribbean and Latin America. Our condensed consolidated financial statements include the accounts of JetBlue and our subsidiaries which are collectively referred to as “we” or the “Company." All majority-owned subsidiaries are consolidated on a line by line basis, with all intercompany transactions and balances being eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with our 2016 audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, or our 2016 Form 10-K.
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
Held-to-maturity investment securities. The contractual maturities of the corporate bonds we held as of June 30, 2017 were not greater than 24 months. We did not record any significant gains or losses on these securities during the three and six months ended June 30, 2017 or 2016. The estimated fair value of these investments approximated their carrying value as of June 30, 2017 and December 31, 2016, respectively.
The carrying values of investment securities consisted of the following at June 30, 2017 and December 31, 2016 (in millions):

	June 30, 2017	December 31, 2016
Available-for-sale securities
Time deposits	$150	$160
Commercial paper	45	60
Treasury bills	12	115
Total available-for-sale securities	207	335
Held-to-maturity securities
Treasury notes	$201	$283
Corporate bonds	62	10
Total held-to-maturity securities	263	293
Total investment securities	$470	$628

Recent Accounting Pronouncements
During the first quarter of 2017, we adopted Accounting Standards Update, or ASU, 2015-17, Income Taxes, Balance Sheet Classification of Deferred Taxes topic of the FASB Codification, or Codification. This standard requires all deferred tax assets and liabilities to be classified as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. In addition, valuation allowance allocations between current and non-current deferred tax assets are no longer required because those allowances also will be classified as non-current. Our condensed consolidated balance sheet as of December 31, 2016 reflects retrospective application. As a result of the adoption, $9 million of deferred tax liabilities previously included within other accrued liabilities and $164 million of deferred tax assets previously included within current assets have been moved to long-term liabilities on our December 31, 2016 balance sheet.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under ASU 2016-02, a lessee will recognize liabilities for lease payments and right-of-use assets representing its right to use the underlying asset for the lease term. While we are still evaluating the full impact of adopting the amendments on our consolidated financial statements and disclosures, we have determined that it will impact our accounting for aircraft and other leases. The amendments are effective for fiscal years beginning after December 15, 2018 and include interim periods within those fiscal years. Early adoption is permitted, and companies are required to use a modified retrospective approach at the earliest period presented.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. The amendments clarified how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017 and include interim periods within those years. Early adoption is permitted.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes existing revenue recognition guidance. Under the new standard, a company will recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. The standard allows for either full retrospective or modified retrospective adoption. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year to interim and annual reporting periods beginning after December 15, 2017 and permitted early adoption of the standard, but not prior to December 15, 2016.
While we are evaluating the full impact of ASU 2014-09 on our consolidated financial statements, we have determined that it will impact our loyalty program accounting. JetBlue will no longer be allowed to use the incremental cost method when recording the financial impact of TrueBlue® points earned on qualifying JetBlue purchases. We will be required to re-value our liability with a relative fair value approach, which is anticipated to significantly increase the related liability. In addition, the standard will likely result in a change in the timing and classification of our revenue recognition for certain ancillary fees directly related to passenger revenue tickets, as these services are no longer likely to be considered distinct performance obligations. Fees associated with these services are likely to be recognized as of the date of travel, not when assessed to the customer, and classified as passenger revenue.
JetBlue currently anticipates adopting ASU 2014-09 effective January 1, 2018 using the full retrospective method, however, this decision is not final and is subject to the completion of our analysis of the standard. We will continue our evaluation of ASU 2014-09 through the date of adoption.

Note 2—Long Term Debt, Short Term Borrowings, and Capital Lease Obligations
During the six months ended June 30, 2017, we made scheduled principal payments of $84 million on our outstanding long-term debt and capital lease obligations.
We have pledged aircraft, engines, other equipment and facilities with a net book value of $2.4 billion at June 30, 2017 as security under various loan agreements. As of June 30, 2017, we owned, free of encumbrance, 74 Airbus A320 aircraft, 33 Airbus A321 aircraft and 37 spare engines. At June 30, 2017, scheduled maturities of all of our long-term debt and capital lease obligations were $106 million for the remainder of 2017, $193 million in 2018, $215 million in 2019, $179 million in 2020, $164 million in 2021 and $448 million thereafter.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The carrying amounts and estimated fair values of our long-term debt at June 30, 2017 and December 31, 2016 were as follows (in millions):

	June 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Public Debt
Fixed rate special facility bonds, due through 2036	$42	$46	$42	$45
Non-Public Debt
Fixed rate enhanced equipment notes, due through 2023	$180	$189	$188	$197
Floating rate equipment notes, due through 2025	162	167	171	179
Fixed rate equipment notes, due through 2026	789	851	843	915
Total(1)	$1,173	$1,253	$1,244	$1,336
(1) Total excludes capital lease obligations of $132 million for June 30, 2017 and $140 million for December 31, 2016.
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
We have financed certain aircraft with Enhanced Equipment Trust Certificates, or EETCs, as one of the benefits of this structure is being able to finance several aircraft at one time, rather than individually. The structure of EETC financing is that we create pass-through trusts in order to issue pass-through certificates. The proceeds from the issuance of these certificates are then used to purchase equipment notes which are issued by us and are secured by our aircraft. These trusts meet the definition of a variable interest entity, or VIE, as defined in the Consolidations topic of the Codification, and must be considered for consolidation in our condensed consolidated financial statements. Our assessment of our EETCs considers both quantitative and qualitative factors including the purpose for which these trusts were established and the nature of the risks in each. The main purpose of the trust structure is to enhance the credit worthiness of our debt obligation through certain bankruptcy protection provisions, liquidity facilities and lower our total borrowing cost. We concluded that we are not the primary beneficiary in these trusts because our involvement in them is limited to principal and interest payments on the related notes, the trusts were not set up to pass along variability created by credit risk to us and the likelihood of our defaulting on the notes. Therefore, we have not consolidated these trusts in our condensed consolidated financial statements.
Short-term Borrowings
Citibank Line of Credit
As of June 30, 2017, we had an Amended and Restated Credit and Guaranty Agreement (the "Amended and Restated Facility") with Citibank, N.A. as the administrative agent for up to approximately $425 million. The term of the Amended and Restated Facility runs through April 6, 2021. Borrowings under the Amended and Restated Facility bear interest at a variable rate equal toLIBOR, plus a margin and are secured by Slots at John F. Kennedy International Airport, LaGuardia Airport and Reagan National Airport as well as certain other assets. Slots are rights to take-off or land at a specific airport during a specific time period during the day and are a means by which airport capacity and congestion can be managed. The Amended and Restated Facility includes covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under all revolving credit facilities. In addition, the covenants restrict our ability to, among other things, dispose of certain collateral, or merge, consolidate, or sell assets. As of and for the periods ended June 30, 2017 and December 31, 2016, we did not have a balance outstanding or borrowings under this line of credit.
Morgan Stanley Line of Credit
We have a revolving line of credit with Morgan Stanley for up to approximately$200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon LIBOR, plus a margin. As of and for the periods ended June 30, 2017 and December 31, 2016, we did not have a balance outstanding under this line of credit.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3—Earnings Per Share
The following table shows how we computed basic and diluted earnings per common share (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net Income(1)	$211	$181	$296	$388
Effect of dilutive securities:
Interest on convertible debt, net of income taxes and profit sharing	—	1	—	1
Net income applicable to common stockholders after assumed conversions for diluted earnings per share	$211	$182	$296	$389

Denominator:
Weighted average shares outstanding	330.1	323.2	333.1	322.4
Effect of dilutive securities:
Employee stock options, restricted stock units and stock purchase plan	1.4	1.9	1.7	2.2
Convertible debt	—	17.6	—	17.7
Adjusted weighted average shares outstanding and assumed conversions for diluted earnings per share	331.5	342.7	334.8	342.3
(1) We early adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, during the fourth quarter of 2016. The adoption of this standard resulted in the recognition of 8 million of excess tax benefits to the income tax provision for the year ended December 31, 2016. Net income and shares outstanding data for the three months and six months ended June 30, 2016 are presented as if the ASU was adopted at the beginning of 2016.
We have no convertible debt outstanding as of June 30, 2017. During the three and six months ended June 30, 2016 there were no shares excluded from earnings per share upon assumed conversion of our convertible debt.
On March 6, 2017, JetBlue entered into an accelerated share repurchase, or ASR, agreement with Barclays Bank PLC, or Barclays, paying $100 million for an initial delivery of approximately 4.1 million shares. The term of the Barclays ASR concluded on April 24, 2017 with Barclays delivering approximately 0.8 million additional shares to JetBlue on April 27, 2017. A total of 4.9 million shares, at an average price of $20.23 per share, were repurchased under the agreement. The total number of shares repurchased by JetBlue was based on the volume weighted average price of JetBlue's common stock during the term of the Barclays ASR agreement.
On April 27, 2017, JetBlue entered into an ASR agreement with Goldman, Sachs & Co., or GS&Co., paying $150 million for an initial delivery of approximately 5.4 million shares. The term of the GS&Co. ASR concluded on July 24, 2017 with GS&Co. delivering approximately 1.4 million additional shares to JetBlue on July 27, 2017. A total of 6.8 million shares, at an average price of $21.99 per share, were repurchased under the agreement. The total number of shares repurchased by JetBlue was based on the volume weighted average price of JetBlue's common stock during the term of the agreement.

Note 4—Crewmember Retirement Plan and Profit Sharing
We sponsor a retirement savings 401(k) defined contribution plan, or the Plan, covering all of our employees, who we refer to as Crewmembers, where we match 100% of our Crewmembers' contributions up to 5% of their eligible wages. The contributions vest over 5 years and are measured from a Crewmember's hire date. Crewmembers are immediately vested in their voluntary contributions.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Another component of the Plan is a Company discretionary contribution of 5% of eligible non-management Crewmember compensation, which we refer to as Retirement Plus. Retirement Plus contributions vest over 3 years and are measured from a Crewmember's hire date.
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
Certain Federal Aviation Administration, or FAA, licensed Crewmembers receive an additional contribution of 3% of eligible compensation, which we refer to as Retirement Advantage. Total 401(k) company match, Retirement Plus, profit sharing and Retirement Advantage expensed for the three months ended June 30, 2017 and 2016 was $52 million and $66 million, respectively, while the total amount expensed for the Plan for the six months ended June 30, 2017 and 2016 was $94 million and $148 million, respectively.

Note 5—Commitments and Contingencies
Flight Equipment Commitments
As of June 30, 2017, our firm aircraft orders consisted of 25 Airbus A320 new engine option (neo) aircraft, 20 Airbus A321 aircraft, 60 Airbus A321neo aircraft, 24 EMBRAER 190 aircraft and 10 spare engines scheduled for delivery through 2024. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $594 million for the remainder of 2017, $763 million in 2018, $982 million in 2019, $1.3 billion in 2020, $1.5 billion in 2021 and $2.7 billion thereafter.
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
As of June 30, 2017, we had approximately $29 million in assets serving as collateral for letters of credit relating to a certain number of our leases. These are included in restricted cash and expire at the end of the related lease terms. Additionally, we had approximately $27 million pledged related to our workers compensation insurance policies and other business partner agreements which will expire according to the terms of the related policies or agreements.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of June 30, 2017 related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

Fuel derivatives	June 30, 2017	December 31, 2016
Asset fair value recorded in prepaid expense and other(1)	$2	$22
Liability fair value recorded in other accrued liabilities(2)	2	—
Longest remaining term (months)	6	12
Hedged volume (barrels, in thousands)	960	1,920
Estimated amount of existing (gains) expected to be reclassified into earnings in the next 12 months	$—	$(22)

	Three Months Ended June 30,		Six Months Ended June 30,
Fuel derivatives	2017	2016	2017	2016
Hedge effectiveness (gains) recognized in aircraft fuel expense	$(1)	$—	$(4)	$—
Hedge (gains) on derivatives recognized in comprehensive income	(7)	(31)	(17)	(31)
Percentage of actual consumption economically hedged	10%	—%	10%	—%

(1) Gross asset of each contract prior to consideration of offsetting positions with each counterparty and prior to the impact of collateral paid.
(2) Gross liability of each contract prior to consideration of offsetting positions with each counterparty and prior to the impact of collateral paid.
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
The impact of offsetting derivative instruments is depicted below (in millions):

	Gross Amount of Recognized		Gross Amount of Cash Collateral	Net Amount Presented on Balance Sheet
Fuel derivatives	Assets	Liabilities	Offset	Assets	Liabilities
As of June 30, 2017	$2	$2	$—	$2	$2
As of December 31, 2016	22	—	—	$22	—

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
The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of June 30, 2017 and December 31, 2016 (in millions):

	June 30, 2017
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents	$393	$—	$—	$393
Available-for-sale investment securities	12	195	—	207
Aircraft fuel derivatives	—	2	—	2
	$405	$197	$—	$602
Liabilities
Aircraft fuel derivatives	$—	$2	$—	$2
	$—	$2	$—	$2

	December 31, 2016
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents	$313	$—	$—	$313
Available-for-sale investment securities	115	220	—	335
Aircraft fuel derivatives	—	22	—	22
	$428	$242	$—	$670
Refer to Note 2 for fair value information related to our outstanding debt obligations as of June 30, 2017 and December 31, 2016.
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
Available-for-sale investment securities
Included in our available-for-sale investment securities are U.S. treasury bills, time deposits and commercial paper with maturities of greater than 90 days but less than one year. The U.S. treasury bills are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy. The fair values of our time deposits and commercial paper instruments are based on observable inputs in non-active markets and are therefore classified as Level 2 in the hierarchy. We did not record any significant gains or losses on these securities during the three and six months ended June 30, 2017 and 2016.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Note 8—Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting. A rollforward of the amounts included in the accumulated other comprehensive income (loss), net of taxes for the three months ended June 30, 2017 and June 30, 2016 are as follows (in millions):

	Aircraft Fuel Derivatives(1)	Interest Rate Swaps(2)	Total
Balance of accumulated income at March 31, 2017	$5	$—	$5
Reclassifications into earnings (net of $0 of taxes)	(1)	—	(1)
Change in fair value (net of $(3) of taxes)	(4)	—	(4)
Balance of accumulated income at June 30, 2017	$—	$—	$—

Balance of accumulated (losses) income at March 31, 2016	$(4)	$1	$(3)
Change in fair value (net of $12 of taxes)	19	—	19
Balance of accumulated income at June 30, 2016	$15	$1	$16
(1) Reclassified to aircraft fuel expense
(2) Reclassified to interest expense
A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the six months ended June 30, 2017 and June 30, 2016 are as follows (in millions):

	Aircraft Fuel Derivatives(1)	Interest Rate Swaps(2)	Total
Balance of accumulated income at December 31, 2016	$13	$—	$13
Reclassifications into earnings (net of $(1) of taxes)	(3)	—	(3)
Change in fair value (net of $(7) of taxes)	(10)	—	(10)
Balance of accumulated income at June 30, 2017	$—	$—	$—

Balance of accumulated (losses) income at December 31, 2015	$(4)	$1	$(3)
Change in fair value (net of $12 of taxes)	19	—	19
Balance of accumulated income at June 30, 2016	$15	$1	$16
(1) Reclassified to aircraft fuel expense
(2) Reclassified to interest expense

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Second Quarter 2017 Highlights

•
We had a $199 million increase in operating revenue compared to the second quarter of 2016 due primarily to a 5.7% increase in yield per passenger mile, a 4.8% increase in capacity and a 4.0% increase in average fare. The timing of Easter in 2017 as compared to 2016 also contributed to the increase in operating revenue.

•
We generated $872 million in cash from operations and $286 million in free cash flow for the six months ended June 30, 2017. A portion of our free cash flow was utilized to fund our share repurchases and debt payments.

•	Our operating margin increased by 0.1 points to 19.2%.

•
Operating expense per available seat mile increased by 6.8% to 10.45 cents, primarily due to an increase in aircraft fuel expenses and an increase in the average number of aircraft. Excluding fuel and related taxes, as well as operating expenses related to our non-airline operations, our cost per available seat mile(1) increased 5.1%

•
Operating income was $354 million, an increase of $41 million over the comparable period in 2016. This increase was principally driven by higher revenue, partially offset by increases in most other expense categories.

Balance Sheet
We ended the second quarter of 2017 with unrestricted cash, cash equivalents and short-term investments of $1.0 billion and undrawn lines of credit of approximately $625 million. Our unrestricted cash, cash equivalents and short-term investments are approximately 15% of trailing twelve months revenue. We increased the number of unencumbered aircraft by four during the quarter by using cash on hand to pay for our three deliveries and a lease buyout on one aircraft. We have 107 unencumbered aircraft and 37 unencumbered spare engines as of June 30, 2017.
In June 2017, Moody's Investor Service upgraded our debt rating to Ba1 from Ba3 with a stable outlook reflecting the strength of our financial position, including debt reduction and considering existing cash reserves.
Network
Our growth strategy remains targeted on margin-accretive opportunities in our focus cities, particularly in Boston and Fort Lauderdale. Approximately 97% of our growth in the past 5 years has been in our six focus cities, and 92% has been in New York, Boston and Fort Lauderdale. Targeted growth continues as we work towards 200 daily departures from Boston and 140 from Fort Lauderdale. We now have weekday Mint service in New York, Boston and Fort Lauderdale connecting to our focus city in Los Angeles, as well as San Francisco.
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
As part of our ongoing network initiatives and route optimization efforts, we continued to make schedule and frequency adjustments throughout the second quarter of 2017.

Outlook for 2017
For the third quarter of 2017, cost per available seat mile, excluding fuel(1) is expected to increase between 1.5% and 3.5% over the comparable 2016 period. In addition, we expect revenue per available seat mile to change between (0.5)% and 2.5% on an operating capacity increase between 6.5% and 7.5% over the comparable 2016 period.
For full year 2017, we expect our operating capacity to increase between 5.5% and 6.5% over full year 2016 with the addition of nine Airbus A321 aircraft to our operating fleet during the remainder of the year. We expect our cost per available seat mile, excluding fuel,(1) for the full year 2017 to increase between 2.0% and 3.5% over full year 2016.

(1) Refer to our "Regulation G Reconciliation" at the end of this section for more information on this non-GAAP measure.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2017 vs. 2016
Overview
We reported net income of $211 million, operating income of $354 million and an operating margin of 19.2% for the three months ended June 30, 2017. This compares to net income of $181 million, operating income of $313 million and an operating margin of 19.1% for the three months ended June 30, 2016. Diluted earnings per share were $0.64 for the second quarter of 2017 compared to $0.53 for the same period in 2016.
On-time performance, as defined by the Department of Transportation, or DOT, is arrival within 14 minutes of scheduled arrival time. In the second quarter of 2017, our systemwide on-time performance was 69.0% compared to 78.9% for the same period in 2016. Our on-time performance remains challenged by our concentration of operations in the northeast of the U.S., one of the world's most congested airspaces. Runway construction at John F. Kennedy International Airport and Boston Logan International Airport along with a higher than normal number of air traffic control delays further impacted our operations for the three months ended June 30, 2017. Our completion factor was 98.1% in the second quarter of 2017 and 99.4% in the same period in 2016.
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Three months ended June 30,		Year-over-Year Change
	2017	2016	$	%
Passenger revenue	$1,650	$1,487	$163	11.0
Other revenue	192	156	36	22.8
Total operating revenues	$1,842	$1,643	$199	12.1

Average Fare	$160.03	$153.94	$6.09	4.0
Yield per passenger mile (cents)	13.60	12.87	0.73	5.7
Passenger revenue per ASM (cents)	11.59	10.94	0.65	5.9
Operating revenue per ASM (cents)	12.93	12.09	0.84	7.0
Average stage length (miles)	1,069	1,097	(28)	(2.6)
Revenue passengers (thousands)	10,313	9,660	653	6.8
Revenue passenger miles (millions)	12,133	11,553	580	5.0
Available Seat Miles (ASMs) (millions)	14,246	13,597	649	4.8
Load Factor	85.2%	85.0%		0.2	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue as well as revenue from our ancillary product offerings such as EvenMore™ Space. The increase in passenger revenue of $163 million, or 11.0%, for the three months ended June 30, 2017, compared to the same period in 2016, was primarily attributable to a 4.0% increase in average fare in addition to a 6.8% increase in revenue passengers. The increase in other revenue of $36 million, or 22.8%, for the three months ended June 30, 2017, compared to the same period in 2016, was primarily attributable to an increase in our loyalty revenue from our co-brand credit card agreement. We are continuously looking to expand our other ancillary revenue opportunities, improve our TrueBlue® loyalty program and deepen our portfolio of commercial partnerships.

Operating Expenses
In detail, our operating costs per available seat mile, or ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Three Months Ended June 30,		Year-over-Year Change		Cents per ASM
	2017	2016	$	%	2017	2016	% Change
Aircraft fuel and related taxes	$325	$274	$51	18.5%	2.28	2.02	13.1%
Salaries, wages and benefits	464	415	49	12.0	3.26	3.05	6.9
Landing fees and other rents	101	92	9	10.3	0.71	0.67	5.3
Depreciation and amortization	109	96	13	13.6	0.77	0.71	8.4
Aircraft rent	24	28	(4)	(12.1)	0.17	0.20	(16.1)
Sales and marketing	68	72	(4)	(6.8)	0.48	0.53	(11.1)
Maintenance materials and repairs	166	140	26	18.4	1.16	1.03	13.0
Other operating expenses	231	213	18	8.4	1.62	1.57	3.4
Total operating expenses	$1,488	$1,330	$158	11.9%	10.45	9.78	6.8%
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes increased by $51 million, or 18.5%, for the three months ended June 30, 2017 compared to the same period in 2016. The average fuel price for the second quarter 2017 increased by 12.3% to $1.61 per gallon. Our fuel consumption increased by 5.5%, or 11 million gallons, due to an increase in the average number of aircraft operating during the second quarter 2017 as compared to the same period in 2016.
Salaries, Wages and Benefits
Salaries, wages and benefits increased $49 million, or 12.0%, for the three months ended June 30, 2017 compared to the same period in 2016. It was our largest expense for the quarter, representing approximately 31% of our total operating expenses. During 2016, we announced that effective January 1, 2017, profit sharing eligible Crewmembers would receive an 8% raise and a modified profit sharing plan. We believe this recognition and change to our compensation structure reflects industry trends and ensures that our Crewmember compensation and rewards are fair and competitive. The wage increase, along with higher labor costs due to challenging conditions in the operation, were partially offset by lower profit sharing.
Depreciation and Amortization
Depreciation and amortization increased $13 million, or 13.6%, for the three months ended June 30, 2017 compared to the same period in 2016, primarily driven by a 6.2% increase in the average number of aircraft operating during the second quarter of 2017 as compared to the same period in 2016.
Maintenance Materials and Repairs
Maintenance materials and repairs increased $26 million, or 18.4%, for the three months ended June 30, 2017 compared to the same period in 2016, primarily driven by increased flight hours on our engine flight-hour based maintenance repair agreements and by an increase in the number of airframe heavy maintenance events.
Other Operating Expenses
Other operating expenses increased $18 million, or 8.4%, for the three months ended June 30, 2017 compared to the same period in 2016, primarily due to an increase in airport and technology services and passenger on-board supplies resulting from an increased number of passengers flown.

Six Months Ended June 30, 2017 vs. 2016
Overview
We reported net income of $296 million, operating income of $501 million and an operating margin of 14.5% for the six months ended June 30, 2017. This compares to net income of $388 million, operating income of $662 million and an operating margin of 20.3% for the six months ended June 30, 2016. Diluted earnings per share were $0.88 for the six months ended June 30, 2017 compared to $1.14 for the same period in 2016.
Approximately 75% of our operations reside in the heavily populated northeast corridor of the U.S., which includes the New York and Boston metropolitan areas. During the first three months of 2016, a series of winter storms impacted this area, with Boston's Logan Airport experiencing record breaking snowfall totals.
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Six Months Ended June 30,		Year-over-Year Change
	2017	2016	$	%
Passenger revenue	$3,101	$2,965	$136	4.6
Other revenue	345	295	50	17.0
Total operating revenues	$3,446	$3,260	$186	5.7

Average Fare	$154.88	$157.88	$(3.00)	(1.9)
Yield per passenger mile (cents)	13.18	13.16	0.02	0.1
Passenger revenue per ASM (cents)	11.15	11.13	0.02	0.1
Operating revenue per ASM (cents)	12.39	12.24	0.15	1.2
Average stage length (miles)	1,074	1,103	(29)	(2.6)
Revenue passengers (thousands)	20,024	18,778	1,246	6.6
Revenue passenger miles (millions)	23,532	22,529	1,003	4.5
Available Seat Miles (ASMs) (millions)	27,826	26,626	1,200	4.5
Load Factor	84.6%	84.6%		—	pts.
The increase in passenger revenue of $136 million, or 4.6% for the six months ended June 30, 2017, compared to the same period in 2016, was primarily attributable to a 6.6% increase in revenue passengers, partially offset by a 1.9% decrease in average fare. The increase in other revenue of $50 million, or 17.0%, for the six months ended June 30, 2017, compared to the same period in 2016, was primarily attributable to a change in Fare Options bag fees along with an increase in our loyalty revenue from our co-brand credit card which originally launched in the first quarter of 2016. We are continuously looking to expand our other ancillary revenue opportunities, improve our TrueBlue® loyalty program and deepen our portfolio of commercial partnerships.

Operating Expenses
In detail, our operating costs per available seat mile, or ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Six Months Ended June 30,		Year-over-Year Change		Cents per ASM
	2017	2016	$	%	2017	2016	% Change
Aircraft fuel and related taxes	$647	$489	$158	32.4%	2.33	1.84	26.7%
Salaries, wages and benefits	931	850	81	9.5	3.34	3.19	4.8
Landing fees and other rents	197	177	20	11.2	0.71	0.67	6.4
Depreciation and amortization	214	188	26	14.0	0.77	0.71	9.1
Aircraft rent	50	56	(6)	(10.1)	0.18	0.21	(14.0)
Sales and marketing	127	137	(10)	(7.0)	0.46	0.51	(11.0)
Maintenance materials and repairs	318	274	44	15.9	1.14	1.03	10.9
Other operating expenses	461	427	34	8.0	1.66	1.60	3.4
Total operating expenses	$2,945	$2,598	$347	13.4%	10.59	9.76	8.5%
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes increased by $158 million, or 32.4%, for the six months ended June 30, 2017 compared to the same period in 2016, and represented approximately 22.0% of our total operating expenses. The increase was primarily driven by an increase in average fuel cost per gallon from $1.31 in 2016 to $1.65 in 2017. Our fuel consumption increased by 19 million gallons or 4.9% mainly due to a 6.3% increase in the average number of operating aircraft in the first half of 2017 compared to the first half of 2016 as well as a 5.7% increase in departures.
Salaries, Wages and Benefits
Salaries, wages and benefits increased $81 million, or 9.5%, for the six months ended June 30, 2017 compared to the same period in 2016. The primary drivers were an increase of 8% for all full-time employee salaries, higher labor costs due to challenging conditions in the operation, as well as additional headcount. Our average number of full-time equivalent employees in the six months ended June 30, 2017 increased by 10.1% compared to the same period in 2016. These increases were partially offset by lower profit sharing expenses.
Landing Fees and Other Rents
Landing fees and other rents increased $20 million, or 11.2%, for the six months ended June 30, 2017 compared to the same period in 2016, primarily driven by rent escalations at existing JetBlue destinations, which we refer to as BlueCities.
Depreciation and Amortization
Depreciation and amortization increased $26 million, or 14.0%, for the six months ended June 30, 2017 compared to the same period in 2016, primarily driven by a 6.3% increase in the average number of aircraft operating during the six months ended June 30, 2017 as compared to the same period in 2016.
Sales and Marketing
Sales and marketing decreased by $10 million, or 7.0%, for the six months ended June 30, 2017 compared to the same period in 2016, primarily driven by a reduction in advertising during the first half of 2017.
Maintenance Materials and Repairs
Maintenance materials and repairs increased $44 million, or 15.9%, for the six months ended June 30, 2017 compared to the same period in 2016, primarily driven by increased flight hours on our engine flight-hour based maintenance repair agreements and by an increase in the number of airframe heavy maintenance events.
Other Operating Expenses
Other operating expenses increased $34 million, or 8.0%, for the six months ended June 30, 2017 compared to the same period in 2016, primarily due to an increase in airport services and passenger on-board supplies resulting from an increased number of passengers flown.

The following table sets forth our operating statistics for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(percent changes based on unrounded numbers)	2017	2016	%		2017	2016	%
Operational Statistics
Revenue passengers (thousands)	10,313	9,660	6.8		20,024	18,778	6.6
Revenue passenger miles (RPMs) (millions)	12,133	11,553	5.0		23,532	22,529	4.5
Available seat miles (ASMs) (millions)	14,246	13,597	4.8		27,826	26,626	4.5
Load factor	85.2%	85.0%	0.2	pts	84.6%	84.6%	—	pts
Aircraft utilization (hours per day)	12.1	12.3	(1.6)		12.0	12.2	(1.6)

Average fare	$160.03	$153.94	4.0		$154.88	$157.88	(1.9)
Yield per passenger mile (cents)	13.60	12.87	5.7		13.18	13.16	0.1
Passenger revenue per ASM (cents)	11.59	10.94	5.9		11.15	11.13	0.1
Operating revenue per ASM (cents)	12.93	12.09	7.0		12.39	12.24	1.2
Operating expense per ASM (cents)	10.45	9.78	6.8		10.59	9.76	8.5
Operating expense per ASM, excluding fuel(1)	8.16	7.76	5.1		8.25	7.92	4.2

Departures	90,235	85,285	5.8		175,959	166,524	5.7
Average stage length (miles)	1,069	1,097	(2.6)		1,074	1,103	(2.6)
Average number of operating aircraft during period	231.8	218.2	6.2		230.4	216.8	6.3
Average fuel cost per gallon, including fuel taxes	$1.61	$1.43	12.3		$1.65	$1.31	26.3
Fuel gallons consumed (millions)	202	191	5.5		393	374	4.9
Average number of full-time equivalent crewmembers					16,841	15,297	10.1
(1) Refer to our “Regulation G Reconciliation” at the end of this section for more information on this non-GAAP measure.
Although we experienced revenue growth throughout 2016 as well as in the first six months of 2017, this trend may not continue. Except for uncertainty related to the cost of aircraft fuel, we expect our expenses to continue to increase as we acquire additional aircraft, as our fleet ages and as we expand the frequency of flights in existing markets as well as enter into new markets. In addition, we expect our operating results to significantly fluctuate from quarter-to-quarter in the future as a result of various factors, many of which are outside of our control. Consequently, we believe quarter-to-quarter comparisons of our operating results may not necessarily be meaningful; you should not rely on our results for any one quarter as an indication of our future performance.
LIQUIDITY AND CAPITAL RESOURCES
The airline business is capital intensive. Our ability to successfully execute our growth plans is largely dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business depends on maintaining sufficient liquidity. We believe we have adequate resources from a combination of cash and cash equivalents, investment securities on hand and two available lines of credit. Additionally, as of June 30, 2017, we had 107 unencumbered aircraft and 37 unencumbered spare engines, which we believe could be an additional source of liquidity, if necessary.
We believe a healthy liquidity position is crucial to our ability to weather any part of the economic cycle while continuing to execute on our plans for profitable growth and increased returns. Our goal is to continue to be diligent with our liquidity, maintaining financial flexibility and allowing for prudent capital spending.
As of June 30, 2017, we had unrestricted cash and cash equivalents of $550 million and short-term investments of $470 million. We believe our current level of unrestricted cash, cash equivalents and short-term investments of approximately 15% of trailing twelve months revenue, combined with our available lines of credit and portfolio of unencumbered assets provides us with a strong liquidity position and the potential for higher returns on cash deployment.

Analysis of Cash Flows
Operating Activities
We rely primarily on operating cash flows to provide working capital for current and future operations. Cash flows from operating activities were $872 million and $1.0 billion for the six months ended June 30, 2017 and 2016, respectively. Lower earnings, principally driven by an increase in aircraft fuel expenses and higher labor costs and maintenance, materials and repairs expenses, partially offset by higher operating revenues, contributed to the reduction in operating cash flows.
Investing Activities
During the six months ended June 30, 2017, capital expenditures related to our purchase of flight equipment included $353 million related to the purchase of six Airbus A321 aircraft and three Airbus A320 lease buyouts, $87 million in work-in-progress relating to flight equipment, $65 million for flight equipment deposits, and $39 million for spare part purchases. Other property and equipment capital expenditures also included ground equipment purchases and facilities improvements for $40 million. Investing activities also included the net proceeds of $157 million from investment securities.
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
Financing Activities
Financing activities for the six months ended June 30, 2017 primarily consisted of payments relating to share repurchase activities which totaled $250 million and scheduled maturities of $84 million relating to debt and capital lease obligations, partially offset by $28 million of proceeds from the issuance of common stock.
Financing activities for the six months ended June 30, 2016 primarily consisted of the scheduled maturities of $87 million relating to debt and capital lease obligations.
Working Capital
We had a working capital deficit of $1.0 billion and $811 million at June 30, 2017 and December 31, 2016, respectively. Working capital deficits can be customary in the airline industry because air traffic liability is classified as a current liability. Our working capital deficit increased by $238 million due to several factors, including an overall increase in our air traffic liability.
We expect to meet our obligations as they become due through available cash, investment securities and internally generated funds, supplemented, as necessary, by financing activities which may be available to us. We expect to generate positive working capital through our operations. However, we cannot predict what the effect on our business might be from the extremely competitive environment in which we operate or from events beyond our control, such as volatile fuel prices, economic conditions, weather-related disruptions, airport infrastructure challenges, the spread of infectious diseases, the impact of other airline bankruptcies, restructurings or consolidations, U.S. military actions or acts of terrorism. We believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.
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

Contractual Obligations
Our noncancelable contractual obligations at June 30, 2017, include the following (in millions):

	Payments due in
	Total	2017	2018	2019	2020	2021	Thereafter
Debt and capital lease obligations(1)	$1,531	$136	$243	$255	$209	$187	$501
Lease commitments	1,258	85	168	147	127	114	617
Flight equipment purchase obligations	7,805	594	763	982	1,347	1,455	2,664
Other obligations(2)	3,896	709	765	705	539	229	949
Total	$14,490	$1,524	$1,939	$2,089	$2,222	$1,985	$4,731
(1) Includes actual interest and estimated interest for floating-rate debt based on June 30, 2017 rates
(2) Amounts include noncancelable commitments for the purchase of goods and services
As of June 30, 2017, we believe we are in compliance with the covenants of our debt and lease agreements. We have approximately $29 million of restricted cash pledged under standby letters of credit related to certain leases that will expire at the end of the related lease terms.
As of June 30, 2017, we operated a fleet of 43 Airbus A321 aircraft, 130 Airbus A320 aircraft and 60 EMBRAER 190 aircraft. Of our fleet, 183 are owned by us, of which 107 are unencumbered. Additionally, 44 aircraft are leased under operating leases and six are leased under capital leases. As of June 30, 2017, the average age of our operating fleet was 9.1 years and our firm aircraft order was as follows:

Year	Airbus A320neo	Airbus A321	Airbus A321neo	Embraer 190	Total
2017	—	9	—	—	9
2018	—	11	—	—	11
2019	—	—	13	—	13
2020	6	—	7	10	23
2021	16	—	4	7	27
2022	3	—	17	7	27
2023	—	—	14	—	14
2024	—	—	5	—	5
Total	25	20	60	24	129

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
We anticipate using a mix of cash and debt financing for the remaining aircraft scheduled for delivery in 2017, depending on market conditions. For deliveries after 2017, although we believe debt and/or lease financing should be available to us, we cannot give any assurance that we will be able to secure financing on attractive terms, if at all. While these financings may or may not result in an increase in liabilities on our balance sheet, our fixed costs will increase regardless of the financing method ultimately chosen. To the extent we cannot secure financing on terms we deem attractive, we may be required to pay in cash, further modify our aircraft acquisition plans or incur higher than anticipated financing costs.
Capital expenditures for non-aircraft such as facility improvements and various infrastructure refreshes are expected to be between approximately $150 million and $175 million for full year 2017.

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

Where You Can Find Other Information
Our website is www.jetblue.com. Information contained on our website is not incorporated into this Report. Information we file or furnish with the U.S. Securities and Exchange Commission, or SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to or exhibits included in these reports are available for download, free of charge, on our website soon after such reports are filed with or furnished to the SEC. Our SEC filings, including exhibits filed therewith, are also available at the SEC’s website at www.sec.gov. You may obtain and copy any document we file or furnish with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You may request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549.

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

Reconciliation of Operating Expense per ASM, excluding fuel
(in millions; per ASM data in cents; percentages based on unrounded numbers)	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	$	per ASM	$	per ASM	$	per ASM	$	per ASM
Total operating expenses	$1,488	10.45	1,330	9.78	2,945	10.59	2,598	9.76
Less:
Aircraft fuel and related taxes	325	2.28	274	2.02	647	2.33	489	1.84
Other non-airline expenses	1	0.01	1	—	2	0.01	1	—
Operating expenses, excluding fuel	$1,162	8.16	1,055	7.76	2,296	8.25	2,108	7.92

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2016 Form 10-K, except as follows:
Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the June 30, 2017 cost per gallon of fuel. Based on projected fuel consumption for the next 12 months, including the impact of our hedging position, such an increase would result in an increase to aircraft fuel expense of approximately $128 million. As of June 30, 2017, we had hedged approximately 10% of our projected 2017 fuel requirements. All hedge contracts existing at June 30, 2017 settle by December 31, 2017. The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts. Refer to Note 6 in our unaudited condensed consolidated financial statements, included in Part I, Item 1 of this Report, for additional information.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $1.1 billion of our debt and capital lease obligations, with the remaining $0.2 billion having floating interest rates. As of June 30, 2017, if interest rates were on average 100 basis points higher in 2017 our annual interest expense would increase by approximately $2 million. This is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt and capital leases.
If interest rates were to average 10% lower in 2017 than they did during 2016, our interest income from cash and investment balances would remain relatively constant. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents and investment securities balances at June 30, 2017 and December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure.  Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2017.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the fiscal quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2015, the Board of Directors authorized a three-year repurchase program starting in 2016, of up to $250 million worth of shares. This authorization replaced the Company's 2012 authorization. On December 7, 2016, the Board approved changes to our share repurchase program to increase the aggregate authorization to $500 million worth of shares, and extend the term of the program through December 31, 2019. The current program includes authorization for repurchases in open market transactions or privately-negotiated transactions, including accelerated share repurchase transactions. We may adjust or change our share repurchase practices based on market conditions and other alternatives. During the three months ended June 30, 2017, the following shares were repurchased under the program (in millions, except for per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program
April 2017	6.2	(1) (2)	6.2	$130
Total	6.2		6.2

(1) On March 6, 2017, JetBlue entered into an accelerated share repurchase, or ASR, agreement with Barclays Bank PLC, or Barclays, paying $100 million for an initial delivery of approximately 4.1 million shares. The term of the Barclays ASR concluded on April 24, 2017 with Barclays delivering approximately 0.8 million additional shares to JetBlue. A total of 4.9 million shares, at an average price of $20.23 per share, were repurchased under the agreement. The total number of shares repurchased by JetBlue was based on the volume weighted average price of JetBlue's common stock during the term of the Barclays ASR agreement.
(2) On April 27, 2017, JetBlue entered into an ASR agreement with Goldman, Sachs & Co., or GS&Co., paying $150 million for an initial delivery of approximately 5.4 million shares. The term of the GS&Co. ASR concluded on July 24, 2017 with GS&Co. delivering approximately 1.4 million additional shares to JetBlue on July 27, 2017. A total of 6.8 million shares, at an average price of $21.99 per share, were repurchased under the agreement. The total number of shares repurchased by JetBlue was based on the volume weighted average price of JetBlue's common stock during the term of the GS&Co. ASR agreement.

ITEM 6. EXHIBITS
Exhibits: See accompanying Exhibit Index included after the signature page of this Report for a list of the exhibits filed or furnished with this Report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	July 28, 2017	By:	/s/ Alexander Chatkewitz
Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
10.1
Amended and Restated Credit and Guaranty Agreement, dated as of April 6, 2017 among JetBlue Airways Corporation, as Borrower, the Subsidiaries of the Borrower party thereto as Guarantors, the Lenders party thereto and Citibank, N.A., as Administrative Agent

10.2	Security Agreement Ratification, dated as of April 6, 2017 among JetBlue Airways Corporation, as Borrower, and Citibank, N.A., as Administrative Agent
10.3*	Amendment No. 6 to Airbus A320 Family Purchase Agreement, dated April 11, 2017, between Airbus S.A.S. and JetBlue Airways Corporation
10.4*	Amendment No. 7 to Airbus A320 Family Purchase Agreement, dated April 25,2017, between Airbus S.A.S. and JetBlue Airways Corporation
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(*)	Pursuant to a Confidential Treatment Request under Rule 24b-2 filed with and approved by the SEC, portions of this exhibit have been omitted.