Form 10-Q
period 2017-09-30
JETBLUE AIRWAYS CORP
filed 2017-10-27
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 30, 2017, there were 320,646,948 shares outstanding of the registrant’s common stock, par value $.01.

JETBLUE AIRWAYS CORPORATION
FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited, in millions, except per share data)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$394	$433
Investment securities	420	538
Receivables, less allowance (2017-$1; 2016-$5)	186	172
Prepaid expenses and other	323	260
Total current assets	1,323	1,403
PROPERTY AND EQUIPMENT
Flight equipment	8,569	7,868
Predelivery deposits for flight equipment	230	223
Total flight equipment and predelivery deposits, gross	8,799	8,091
Less accumulated depreciation	2,047	1,823
Total flight equipment and predelivery deposits, net	6,752	6,268
Other property and equipment	1,017	972
Less accumulated depreciation	387	345
Total other property and equipment, net	630	627
Assets constructed for others	561	561
Less accumulated depreciation	201	185
Total assets constructed for others, net	360	376
Total property and equipment	7,742	7,271
OTHER ASSETS
Investment securities	—	90
Restricted cash	60	62
Other	471	497
Total other assets	531	649
TOTAL ASSETS	$9,596	$9,323

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited, in millions, except per share data)

	September 30, 2017	December 31, 2016
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$295	$242
Air traffic liability	1,262	1,120
Accrued salaries, wages and benefits	288	342
Other accrued liabilities	282	321
Current maturities of long-term debt and capital leases	224	189
Total current liabilities	2,351	2,214
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	1,031	1,195
CONSTRUCTION OBLIGATION	445	457
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	1,555	1,354
Other	75	90
Total deferred taxes and other liabilities	1,630	1,444
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 417 and 414 shares issued and 321 and 337 shares outstanding at September 30, 2017 and December 31, 2016, respectively	4	4
Treasury stock, at cost; 96 and 77 shares at September 30, 2017 and December 31, 2016, respectively	(890)	(500)
Additional paid-in capital	2,100	2,050
Retained earnings	2,921	2,446
Accumulated other comprehensive income	4	13
Total stockholders’ equity	4,139	4,013
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,596	$9,323

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
OPERATING REVENUES
Passenger	$1,623	$1,571	$4,724	$4,536
Other	190	161	535	455
Total operating revenues	1,813	1,732	5,259	4,991
OPERATING EXPENSES
Aircraft fuel and related taxes	347	293	994	782
Salaries, wages and benefits	466	421	1,397	1,270
Landing fees and other rents	104	98	301	276
Depreciation and amortization	114	102	328	289
Aircraft rent	26	28	75	84
Sales and marketing	68	60	195	197
Maintenance materials and repairs	149	153	467	427
Other operating expenses	229	223	691	650
Total operating expenses	1,503	1,378	4,448	3,975
OPERATING INCOME	310	354	811	1,016
OTHER INCOME (EXPENSE)
Interest expense	(23)	(28)	(72)	(85)
Capitalized interest	3	2	7	6
Interest income and other	3	2	5	5
Total other income (expense)	(17)	(24)	(60)	(74)
INCOME BEFORE TAXES	293	330	751	942
Income tax expense	114	131	276	355
NET INCOME	$179	$199	$475	$587

EARNINGS PER COMMON SHARE:
Basic	$0.55	$0.61	$1.44	$1.81
Diluted	$0.55	$0.58	$1.43	$1.72

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended September 30,
	2017	2016
NET INCOME	$179	$199
Changes in fair value of derivative instruments, net of reclassifications into earnings (net of $1 and $(4) of taxes in 2017 and 2016, respectively)	4	(6)
Total other comprehensive income	4	(6)
COMPREHENSIVE INCOME	$183	$193

	Nine Months Ended September 30,
	2017	2016
NET INCOME	$475	$587
Changes in fair value of derivative instruments, net of reclassifications into earnings (net of $(7) and $8 of taxes in 2017 and 2016, respectively)	(9)	13
Total other comprehensive income	(9)	13
COMPREHENSIVE INCOME	$466	$600

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in millions)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$475	$587
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	207	204
Depreciation	283	248
Amortization	45	41
Stock-based compensation	22	18
Gains on sale of assets and debt extinguishment	—	(4)
Changes in certain operating assets and liabilities	58	235
Other, net	(24)	(12)
Net cash provided by operating activities	1,066	1,317
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(705)	(480)
Predelivery deposits for flight equipment	(90)	(118)
Purchase of held-to-maturity investments	(92)	(151)
Proceeds from the maturities of held-to-maturity investments	128	282
Purchase of available-for-sale securities	(223)	(507)
Proceeds from the sale of available-for-sale securities	395	345
Other, net	(6)	(1)
Net cash used in investing activities	(593)	(630)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	28	26
Repayment of long-term debt and capital lease obligations	(138)	(148)
Acquisition of treasury stock	(390)	(14)
Other, net	(12)	4
Net cash used in financing activities	(512)	(132)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(39)	555
Cash and cash equivalents at beginning of period	433	318
Cash and cash equivalents at end of period	$394	$873

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
Held-to-maturity investment securities. The contractual maturities of the corporate bonds we held as of September 30, 2017 were not greater than 24 months. We did not record any significant gains or losses on these securities during the three and nine months ended September 30, 2017 or 2016. The estimated fair value of these investments approximated their carrying value as of September 30, 2017 and December 31, 2016, respectively.
The carrying values of investment securities consisted of the following at September 30, 2017 and December 31, 2016 (in millions):

	September 30, 2017	December 31, 2016
Available-for-sale securities
Time deposits	$150	$160
Commercial paper	10	60
Debt securities	3	—
Treasury bills	—	115
Total available-for-sale securities	163	335
Held-to-maturity securities
Treasury notes	$205	$283
Corporate bonds	52	10
Total held-to-maturity securities	257	293
Total investment securities	$420	$628
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes existing revenue recognition guidance. Under the new standard, a company will recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. The standard allows for either full retrospective or modified retrospective adoption and is effective for interim and annual reporting periods beginning after December 15, 2017.  JetBlue will adopt ASU 2014-09 effective January 1, 2018 and expects to use the full retrospective method.
While we are evaluating the full impact of ASU 2014-09 on our consolidated financial statements, we have determined that the most significant impact of the standard will be on the accounting for our TrueBlue® Loyalty Program. The standard eliminates the incremental cost method for loyalty program accounting which the Company currently uses and will require us to re-value the liability for points earned on qualifying JetBlue purchases using a relative fair value approach. We currently estimate that applying a relative fair value approach would increase air traffic liability by approximately $250 million to $350 million as of the beginning of the retrospective reporting period, depending on various assumptions made at the time of measurement.
In addition, we currently have a liability for outstanding points that were earned in conjunction with our previous co-branded credit card agreement. Those points had been recorded using the residual method. The new standard does not permit the usage of the residual method for this contract and instead the transaction price will be allocated to the performance obligations on a relative selling price basis. This change in accounting methodology will decrease the relative value allocated to the transportation performance obligation and will result in a decrease to the liability, for which we are in the process of quantifying the impact.
Currently, passenger revenue from unused tickets or passenger credits is recognized at expiration. Under the new standard, revenue will be recorded in proportion to flown revenue based on estimates of expected expiration.
We also expect this standard to result in a change in the timing and classification of our revenue recognition for certain ancillary fees directly related to passenger tickets. We expect that these revenues, which were approximately $425 million for 2016, will be reclassified from other revenue in the current presentation to passenger revenue after adoption.

Note 2—Long Term Debt, Short Term Borrowings, and Capital Lease Obligations
During the nine months ended September 30, 2017, we made scheduled principal payments of $138 million on our outstanding long-term debt and capital lease obligations.
We have pledged aircraft, engines, other equipment and facilities with a net book value of $2.4 billion at September 30, 2017 as security under various loan agreements. As of September 30, 2017, we owned, free of encumbrance, 74 Airbus A320 aircraft, 36 Airbus A321 aircraft and 37 spare engines. At September 30, 2017, scheduled maturities of all of our long-term debt and capital lease obligations were $55 million for the remainder of 2017, $194 million in 2018, $215 million in 2019, $179 million in 2020, $164 million in 2021 and $448 million thereafter.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The carrying amounts and estimated fair values of our long-term debt at September 30, 2017 and December 31, 2016 were as follows (in millions):

	September 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Public Debt
Fixed rate special facility bonds, due through 2036	$42	$45	$42	$45
Non-Public Debt
Fixed rate enhanced equipment notes, due through 2023	169	178	188	197
Floating rate equipment notes, due through 2025	157	163	171	179
Fixed rate equipment notes, due through 2026	761	824	843	915
Total(1)	$1,129	$1,210	$1,244	$1,336
(1) Total excludes capital lease obligations of $126 million for September 30, 2017 and $140 million for December 31, 2016
The estimated fair values of our publicly held long-term debt are classified as Level 2 in the fair value hierarchy. The fair values of our enhanced equipment notes and our special facility bonds were based on quoted market prices in markets with low trading volumes. The fair value of our non-public debt was estimated using a discounted cash flow analysis based on our borrowing rates for instruments with similar terms and therefore classified as Level 3 in the fair value hierarchy. The fair values of our other financial instruments approximate their carrying values. Refer to Note 7 for an explanation of the fair value hierarchy structure.
We have financed certain aircraft with Enhanced Equipment Trust Certificates, or EETC, as one of the benefits of this structure is being able to finance several aircraft at one time, rather than individually. The structure of EETC financing is that we create pass-through trusts in order to issue pass-through certificates. The proceeds from the issuance of these certificates are then used to purchase equipment notes which are issued by us and are secured by our aircraft. These trusts meet the definition of a variable interest entity, or VIE, as defined in the Consolidations topic of the Codification, and must be considered for consolidation in our condensed consolidated financial statements. Our assessment of our EETCs considers both quantitative and qualitative factors including the purpose for which these trusts were established and the nature of the risks in each. The main purpose of the trust structure is to enhance the credit worthiness of our debt obligation through certain bankruptcy protection provisions, liquidity facilities and lower our total borrowing cost. We concluded that we are not the primary beneficiary in these trusts because our involvement in them is limited to principal and interest payments on the related notes, the trusts were not set up to pass along variability created by credit risk to us and the likelihood of our defaulting on the notes. Therefore, we have not consolidated these trusts in our condensed consolidated financial statements.
Short-term Borrowings
Citibank Line of Credit
As of September 30, 2017, we had an Amended and Restated Credit and Guaranty Agreement, or the Amended and Restated Facility, with Citibank, N.A. as the administrative agent for up to approximately $425 million. The term of the Amended and Restated Facility runs through April 6, 2021. Borrowings under the Amended and Restated Facility bear interest at a variable rate equal to LIBOR, plus a margin and are secured by Slots at John F. Kennedy International Airport, LaGuardia Airport and Reagan National Airport as well as certain other assets. Slots are rights to take-off or land at a specific airport during a specific time period during the day and are a means by which airport capacity and congestion can be managed. The Amended and Restated Facility includes covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under all revolving credit facilities. In addition, the covenants restrict our ability to, among other things, dispose of certain collateral, or merge, consolidate, or sell assets. As of and for the periods ended September 30, 2017 and December 31, 2016, we did not have a balance outstanding or borrowings under this line of credit.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Morgan Stanley Line of Credit
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon LIBOR, plus a margin. As of and for the periods ended September 30, 2017 and December 31, 2016, we did not have a balance outstanding under this line of credit.

Note 3—Earnings Per Share
The following table shows how we computed basic and diluted earnings per common share (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net Income(1)	$179	$199	$475	$587
Effect of dilutive securities:
Interest on convertible debt, net of income taxes and profit sharing	—	1	—	2
Net income applicable to common stockholders after assumed conversions for diluted earnings per share	$179	$200	$475	$589

Denominator:
Weighted average shares outstanding	326.1	323.7	330.8	322.8
Effect of dilutive securities:
Employee stock options, restricted stock units and stock purchase plan	1.7	1.9	1.6	2.2
Convertible debt	—	17.6	—	17.6
Adjusted weighted average shares outstanding and assumed conversions for diluted earnings per share	327.8	343.2	332.4	342.6
(1) We early adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, during the fourth quarter of 2016. The adoption of this standard resulted in the recognition of $8 million of excess tax benefits to the income tax provision for the year ended December 31, 2016. Net income and shares outstanding data for the three months and nine months ended September 30, 2016 are presented as if the ASU was adopted at the beginning of 2016.
We have no convertible debt outstanding as of September 30, 2017. During the three and nine months ended September 30, 2016, there were no shares excluded from earnings per share upon assumed conversion of our convertible debt.
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
On April 27, 2017, JetBlue entered into an ASR agreement with Goldman, Sachs & Co., or GS&Co., paying $150 million for an initial delivery of approximately 5.4 million shares. The term of the GS&Co. ASR concluded on July 24, 2017 with GS&Co. delivering approximately 1.4 million additional shares to JetBlue on July 27, 2017. A total of 6.8 million shares, at an average price of $21.99 per share, were repurchased under the agreement. The total number of shares repurchased by JetBlue was based on the volume weighted average price of JetBlue's common stock during the term of the GS&Co. agreement.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On September 11, 2017, JetBlue entered into an ASR agreement with Morgan Stanley & Co. LLC, or Morgan Stanley, paying $130 million for an initial delivery of approximately 5.4 million shares. The term of the Morgan Stanley ASR concluded on September 26, 2017 with Morgan Stanley delivering approximately 1.5 million additional shares to JetBlue on September 28, 2017. A total of 6.9 million shares, at an average price of $18.86 per share, were repurchased under the agreement. The total number of shares repurchased by JetBlue was based on the volume weighted average price of JetBlue's common stock during the term of the Morgan Stanley agreement.

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
For years of service prior to 2017, our non-management Crewmembers were also eligible to receive profit sharing, calculated as 15% of adjusted pre-tax income before profit sharing and special items with the result reduced by Retirement Plus contributions. Beginning with 2017, non-management Crewmembers are eligible to receive profit sharing, calculated as 10% of adjusted pre-tax income before profit sharing and special items up to a pre-tax margin of 18%. If JetBlue's resulting pre-tax margin exceeds 18%, non-management Crewmembers will receive 20% profit sharing above an 18% pre-tax margin. The result is reduced by Retirement Plus contributions and Crewmembers may elect to have their profit sharing contributed directly to the Plan.
Certain Federal Aviation Administration, or FAA-licensed Crewmembers, receive an additional contribution of 3% of eligible compensation, which we refer to as Retirement Advantage. Total 401(k) company match, Retirement Plus, profit sharing and Retirement Advantage expensed for the three months ended September 30, 2017 and 2016 was $49 million and $74 million, respectively, while the total amount expensed for the nine months ended September 30, 2017 and 2016 was $143 million and $221 million, respectively.

Note 5—Commitments and Contingencies
Flight Equipment Commitments
As of September 30, 2017, our firm aircraft orders consisted of 25 Airbus A320 new engine option (neo) aircraft, 17 Airbus A321 aircraft, 60 Airbus A321neo aircraft, 24 Embraer 190 aircraft and 10 spare engines scheduled for delivery through 2024. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $343 million for the remainder of 2017, $814 million in 2018, $1.0 billion in 2019, $1.4 billion in 2020, $1.5 billion in 2021 and $2.6 billion thereafter.

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
As of September 30, 2017, we had approximately $29 million in assets serving as collateral for letters of credit relating to a certain number of our leases. These are included in restricted cash and expire at the end of the related lease terms. Additionally, we had approximately $27 million pledged related to our workers compensation insurance policies and other business partner agreements which will expire according to the terms of the related policies or agreements.

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
The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of September 30, 2017 related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

Fuel derivatives	September 30, 2017	December 31, 2016
Asset fair value recorded in prepaid expense and other(1)	$6	$22
Longest remaining term (months)	3	12
Hedged volume (barrels, in thousands)	480	1,920
Estimated amount of existing (gains) expected to be reclassified into earnings in the next 12 months	$(5)	$(22)

	Three Months Ended September 30,		Nine Months Ended September 30,
Fuel derivatives	2017	2016	2017	2016
Hedge effectiveness (gains) recognized in aircraft fuel expense	$(4)	$(1)	$(8)	$(1)
Hedge (gains) losses on derivatives recognized in comprehensive income	(9)	8	8	(23)
Percentage of actual consumption economically hedged	10%	24%	10%	8%

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
The impact of offsetting derivative instruments is depicted below (in millions):

	Gross Amount of Recognized		Gross Amount of Cash Collateral	Net Amount Presented on Balance Sheet
Fuel derivatives	Assets	Liabilities	Offset	Assets	Liabilities
As of September 30, 2017	$6	$—	$—	$6	$—
As of December 31, 2016	$22	$—	$—	$22	$—

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
The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of September 30, 2017 and December 31, 2016 (in millions):

	September 30, 2017
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents	$254	$—	$—	$254
Available-for-sale investment securities	—	163	—	163
Aircraft fuel derivatives	—	6	—	6
	$254	$169	$—	$423

	December 31, 2016
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents	$313	$—	$—	$313
Available-for-sale investment securities	115	220	—	335
Aircraft fuel derivatives	—	22	—	22
	$428	$242	$—	$670
Refer to Note 2 for fair value information related to our outstanding debt obligations as of September 30, 2017 and December 31, 2016.
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
Available-for-sale investment securities
Included in our available-for-sale investment securities are U.S. treasury bills, time deposits, commercial paper and debt securities with maturities of greater than 90 days but less than one year. The U.S. treasury bills are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy. The fair values of our time deposits, commercial paper and debt securities instruments are based on observable inputs in non-active markets and are therefore classified as Level 2 in the hierarchy. We did not record any significant gains or losses on these securities during the three and nine months ended September 30, 2017 and 2016.

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

Note 8—Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting. A rollforward of the amounts included in the accumulated other comprehensive income (loss), net of taxes for the three months ended September 30, 2017 and September 30, 2016 are as follows (in millions):

	Aircraft Fuel Derivatives(1)	Interest Rate Swaps(2)	Total
Balance of accumulated income at June 30, 2017	$—	$—	$—
Reclassifications into earnings (net of $(2) of taxes)	(2)	—	(2)
Change in fair value (net of $3 of taxes)	6	—	6
Balance of accumulated income at September 30, 2017	$4	$—	$4

Balance of accumulated income at June 30, 2016	$15	$1	$16
Reclassifications into earnings (net of $0 of taxes)	(1)	(1)	(2)
Change in fair value (net of $(4) of taxes)	(4)	—	(4)
Balance of accumulated income at September 30, 2016	$10	$—	$10
(1) Reclassified to aircraft fuel expense
(2) Reclassified to interest expense
A rollforward of the amounts included in the accumulated other comprehensive income (loss), net of taxes for the nine months ended September 30, 2017 and September 30, 2016 are as follows (in millions):

	Aircraft Fuel Derivatives(1)	Interest Rate Swaps(2)	Total
Balance of accumulated income at December 31, 2016	$13	$—	$13
Reclassifications into earnings (net of $(3) of taxes)	(5)	—	(5)
Change in fair value (net of $(4) of taxes)	(4)	—	(4)
Balance of accumulated income at September 30, 2017	$4	$—	$4

Balance of accumulated income (losses) at December 31, 2015	$(4)	$1	$(3)
Reclassifications into earnings (net of $0 of taxes)	(1)	(1)	(2)
Change in fair value (net of $(8) of taxes)	15	—	15
Balance of accumulated income at September 30, 2016	$10	$—	$10
(1) Reclassified to aircraft fuel expense
(2) Reclassified to interest expense

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Third Quarter 2017 Highlights

•	We had an $81 million increase in operating revenue compared to the third quarter of 2016 due primarily to a 3.7% increase in capacity, and a 1.0% increase in yield per passenger mile.

•	We generated $1.1 billion in cash from operations for the nine months ended September 30, 2017.

•
Operating expense per available seat mile increased by 5.2% to 10.5 cents, primarily due to an increase in aircraft fuel expenses. Excluding fuel and related taxes, as well as operating expenses related to our non-airline operations,  our cost per available seat mile(1) increased by 2.7% including a 2.7 point impact from Hurricanes Irma and Maria.

•
Operating income was $310 million, a decrease of $44 million from the comparable period in 2016. This decrease was principally driven by an increase in salaries and aircraft fuel expenses, partially offset by an increase in revenues. Hurricanes Irma and Maria negatively impacted our operating income by approximately $33 million.

Balance Sheet
We ended the third quarter of 2017 with unrestricted cash, cash equivalents and short-term investments of $814 million and undrawn lines of credit of approximately $625 million. In June 2017, Moody's Investor Service upgraded our debt rating to Ba1 from Ba3 with a stable outlook reflecting the strength of our financial position. Our unrestricted cash, cash equivalents and short-term investments are approximately 12% of trailing twelve months revenue. We increased the number of unencumbered aircraft by three during the quarter by using cash on hand to pay for our deliveries. We had 110 unencumbered aircraft and 37 unencumbered spare engines as of September 30, 2017.
Network
Our growth strategy remains targeted on margin-accretive opportunities in our focus cities, particularly in Boston and Fort Lauderdale. Approximately 97% of our growth in the past five years has been in our six focus cities, and 92% has been in New York, Boston and Fort Lauderdale. Targeted growth continues as we work towards 200 daily departures from Boston and 140 from Fort Lauderdale. We now have weekday Mint service in New York, Boston and Fort Lauderdale to Los Angeles and San Francisco. In Boston, we expect to launch service to Syracuse and Minneapolis in 2018 bringing our network in Boston to 65 destinations. In Fort Lauderdale, we expect to add new service to Atlanta during March 2018.
Outlook for 2017
For the fourth quarter of 2017, cost per available seat mile, excluding fuel(1) is expected to increase between 5.0% and 7.0% over the comparable 2016 period, including an impact of approximately 2.5 points from Hurricanes Irma and Maria. In addition, we expect operating capacity to increase between 4.5% and 5.5% over the comparable 2016 period, including a negative impact from hurricanes of approximately 2.9 points.
For the full year 2017, we expect our operating capacity to increase between 4.0% and 5.0% over full year 2016 with the addition of six Airbus A321 aircraft to our operating fleet during the fourth quarter of 2017, including a negative impact from hurricanes of approximately 1.4 points. We expect our cost per available seat mile, excluding fuel(1), for full year 2017 to increase between 4.0% and 5.0% over full year 2016, including an impact of approximately 1.5 points from Hurricanes Irma and Maria.

(1) Refer to our "Regulation G Reconciliation" at the end of this section for more information on this non-GAAP measure.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2017 vs. 2016
Overview
We reported net income of $179 million, an operating income of $310 million and an operating margin of 17.1% for the three months ended September 30, 2017. This compares to net income of $199 million, an operating income of $354 million and an operating margin of 20.5% for the three months ended September 30, 2016. Diluted earnings per share were $0.55 for the third quarter of 2017 compared to $0.58 for the same period in 2016. The third quarter presented unprecedented weather challenges for JetBlue, with two of the largest hurricanes in our history impacting our network. We estimate that third quarter revenue was negatively impacted by approximately $44 million. Revenue per available seat mile (RASM) was positively impacted by an approximate 0.3 percentage points by the hurricanes. Operating income was negatively impacted by approximately $33 million.
On-time performance, as defined by the Department of Transportation, or DOT, is arrival within 14 minutes of scheduled arrival time. In the third quarter of 2017, our systemwide on-time performance was 68.8% compared to 73.9% for the same period in 2016. Our on-time performance remains challenged by our concentration of operations in the northeast of the U.S., one of the world's most congested airspaces. Our completion factor was 95.3% in the third quarter of 2017 and 98.9% in the same period in 2016. Hurricanes Irma and Maria resulted in over 3,000 canceled flights, or about 3% of departures. In addition, runway closures at JFK and Boston had a negative impact on our on-time performance in the third quarter of 2017.
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Three months ended September 30,		Year-over-Year Change
	2017	2016	$	%
Passenger revenue	$1,623	$1,571	$52	3.3
Other revenue	190	161	29	18.2
Total operating revenues	$1,813	$1,732	$81	4.7

Average Fare	$158.68	$157.87	$0.81	0.5
Yield per passenger mile (cents)	13.32	13.20	0.12	1.0
Passenger revenue per ASM (cents)	11.34	11.39	(0.05)	(0.4)
Operating revenue per ASM (cents)	12.67	12.55	0.12	0.9
Average stage length (miles)	1,069	1,091	(22)	(2.0)
Revenue passengers (thousands)	10,227	9,953	274	2.8
Revenue passenger miles (millions)	12,180	11,905	275	2.3
Available Seat Miles (ASMs) (millions)	14,306	13,796	510	3.7
Load Factor	85.1%	86.3%		(1.2)	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue as well as revenue from our ancillary product offerings such as EvenMore™ Space. The increase in passenger revenue of $52 million, or 3.3%, for the three months ended September 30, 2017, compared to the same period in 2016, was primarily attributable to a 2.8% increase in revenue passengers in addition to a 0.5% increase in average fare. The increase in other revenue of $29 million, or 18.2%, for the three months ended September 30, 2017, compared to the same period in 2016, was primarily attributable to an increase in our loyalty revenue from our co-brand credit card agreement. Operating revenues for the three months ended September 30, 2017 were negatively impact by approximately $44 million due to Hurricanes Irma and Maria. We are continuously looking to expand our other ancillary revenue opportunities and improve our TrueBlue® loyalty program.

Operating Expenses
In detail, our operating costs per available seat mile, or ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Three Months Ended September 30,		Year-over-Year Change		Cents per ASM
	2017	2016	$	%	2017	2016	% Change
Aircraft fuel and related taxes	$347	$293	$54	18.3%	2.42	2.13	14.1%
Salaries, wages and benefits	466	421	45	10.9	3.26	3.05	7.0
Landing fees and other rents	104	98	6	5.4	0.73	0.71	1.6
Depreciation and amortization	114	102	12	11.8	0.79	0.74	7.8
Aircraft rent	26	28	(2)	(9.5)	0.18	0.19	(12.7)
Sales and marketing	68	60	8	13.2	0.48	0.44	9.2
Maintenance materials and repairs	149	153	(4)	(2.4)	1.04	1.11	(5.9)
Other operating expenses	229	223	6	2.9	1.60	1.62	(0.8)
Total operating expenses	$1,503	$1,378	$125	9.1%	10.50	9.99	5.2%
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes increased by $54 million, or 18.3%, for the three months ended September 30, 2017 compared to the same period in 2016. The average fuel price for the third quarter 2017 increased by 14.6% to $1.69 per gallon. Our fuel consumption increased 3.3%, or 7 million gallons, due to an increase in the average number of aircraft operating during the third quarter 2017 as compared to the same period in 2016.
Salaries, Wages and Benefits
Salaries, wages and benefits increased $45 million, or 10.9%, for the three months ended September 30, 2017 compared to the same period in 2016, primarily driven by additional headcount. It was our largest expense for the quarter, representing approximately 31% of our total operating expenses. During 2016, we announced that effective January 1, 2017, non-management profit sharing eligible Crewmembers would receive an 8% raise and a modified profit sharing plan. We believe this recognition and change to our compensation structure reflects industry trends and ensures that our Crewmember compensation and rewards are fair and competitive. The wage increase, along with higher labor costs due to challenging conditions in the operation, were partially offset by lower profit sharing.
Depreciation and Amortization
Depreciation and amortization increased $12 million, or 11.8%, for the three months ended September 30, 2017 compared to the same period in 2016, primarily driven by a 6.7% increase in the average number of aircraft operating during the third quarter of 2017 as compared to the same period in 2016.

Nine Months Ended September 30, 2017 vs. 2016
Overview
We reported net income of $475 million, an operating income of $811 million and an operating margin of 15.4% for the nine months ended September 30, 2017. This compares to net income of $587 million, an operating income of $1.0 billion and an operating margin of 20.4% for the nine months ended September 30, 2016. Diluted earnings per share were $1.43 for the nine months ended September 30, 2017 compared to $1.72 for the same period in 2016. We faced unprecedented weather challenges during the third quarter for 2017 with two of the largest hurricanes in our history impacting our network. Operating income was reduced by approximately $33 million. Available seat miles were negatively impacted by approximately 2.7% due to the hurricanes. For the third quarter of 2017, capacity increased approximately 3.7%.
Approximately 75% of our operations reside in the heavily populated northeast corridor of the U.S., which includes the New York and Boston metropolitan areas. During the first three months of 2016, a series of winter storms impacted this area, with Boston's Logan Airport experiencing record breaking snowfall totals. During the third quarter of 2017, a series of hurricanes caused over 33 days of interrupted service, resulting in an estimated $44 million negative impact to revenue.
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Nine Months Ended September 30,		Year-over-Year Change
	2017	2016	$	%
Passenger revenue	$4,724	$4,536	$188	4.2
Other revenue	535	455	80	17.4
Total operating revenues	$5,259	$4,991	$268	5.4

Average Fare	$156.17	$157.88	$(1.71)	(1.1)
Yield per passenger mile (cents)	13.23	13.17	0.06	0.4
Passenger revenue per ASM (cents)	11.21	11.22	(0.01)	(0.1)
Operating revenue per ASM (cents)	12.48	12.35	0.13	1.1
Average stage length (miles)	1,072	1,099	(27)	(2.5)
Revenue passengers (thousands)	30,251	28,731	1,520	5.3
Revenue passenger miles (millions)	35,712	34,434	1,278	3.7
Available Seat Miles (ASMs) (millions)	42,131	40,421	1,710	4.2
Load Factor	84.8%	85.2%		(0.4)	pts.
The increase in passenger revenue of $188 million, or 4.2% for the nine months ended September 30, 2017, compared to the same period in 2016, was primarily attributable to a 5.3% increase in revenue passengers, partially offset by a 1.1% decrease in average fare. The increase in other revenue of $80 million, or 17.4%, for the nine months ended September 30, 2017, compared to the same period in 2016, was primarily attributable to an increase in our loyalty revenue from our co-brand credit card which originally launched in the first quarter of 2016. We are continuously looking to expand our other ancillary revenue opportunities and improve our TrueBlue® loyalty program.

Operating Expenses
In detail, our operating costs per available seat mile, or ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Nine Months Ended September 30,		Year-over-Year Change		Cents per ASM
	2017	2016	$	%	2017	2016	% Change
Aircraft fuel and related taxes	$994	$782	$212	27.1%	2.36	1.94	22.0%
Salaries, wages and benefits	1,397	1,270	127	10.0	3.32	3.14	5.5
Landing fees and other rents	301	276	25	9.1	0.71	0.68	4.7
Depreciation and amortization	328	289	39	13.2	0.78	0.71	8.6
Aircraft rent	75	84	(9)	(9.9)	0.18	0.21	(13.5)
Sales and marketing	195	197	(2)	(0.8)	0.46	0.49	(4.8)
Maintenance materials and repairs	467	427	40	9.3	1.11	1.05	4.9
Other operating expenses	691	650	41	6.3	1.64	1.61	1.9
Total operating expenses	$4,448	$3,975	$473	11.9%	10.56	9.83	7.4%
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes increased by $212 million, or 27.1%, for the nine months ended September 30, 2017 compared to the same period in 2016, and represented approximately 22.4% of our total operating expenses. The increase was primarily driven by a increase in average fuel cost per gallon from $1.37 in 2016 to $1.66 in 2017. Our fuel consumption increased 25 million gallons or 4.3% mainly due to a 6.4% increase in the average number of operating aircraft in 2017 compared to 2016 as well as a 5.0% increase in departures.
Salaries, Wages and Benefits
Salaries, wages and benefits increased $127 million, or 10.0%, for the nine months ended September 30, 2017 compared to the same period in 2016. The primary drivers were the compensation structure changes previously discussed, higher labor costs due to challenging conditions in the operation, as well as additional headcount, partially offset by lower profit sharing. Our average number of full-time equivalent crewmembers in the nine months ended September 30, 2017 increased by 9.9% compared to the same period in 2016.
Depreciation and Amortization
Depreciation and amortization increased $39 million, or 13.2%, for the nine months ended September 30, 2017 compared to the same period in 2016, primarily driven by a 6.4% increase in the average number of aircraft operating during the nine months ended September 30, 2017 compared to the same period in 2016.
Maintenance Materials and Repairs
Maintenance materials and repairs increased $40 million, or 9.3%, for the nine months ended September 30, 2017 compared to the same period in 2016, primarily driven by increased flight hours on our engine flight-hour based maintenance repair agreements and by the number of airframe heavy maintenance repairs.
Other Operating Expenses
Other operating expenses increased $41 million, or 6.3%, for the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to an increase in airport services and on-board supplies resulting from an increased number of customers flown.

The following table sets forth our operating statistics for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(percent changes based on unrounded numbers)	2017	2016	%		2017	2016	%
Operational Statistics
Revenue passengers (thousands)	10,227	9,953	2.8		30,251	28,731	5.3
Revenue passenger miles (RPMs) (millions)	12,180	11,905	2.3		35,712	34,434	3.7
Available seat miles (ASMs) (millions)	14,306	13,796	3.7		42,131	40,421	4.2
Load factor	85.1%	86.3%	(1.2)	pts	84.8%	85.2%	(0.4)	pts
Aircraft utilization (hours per day)	11.8	12.2	(3.3)		11.9	12.2	(2.2)

Average fare	$158.68	$157.87	0.5		$156.17	$157.88	(1.1)
Yield per passenger mile (cents)	13.32	13.20	1.0		13.23	13.17	0.4
Passenger revenue per ASM (cents)	11.34	11.39	(0.4)		11.21	11.22	(0.1)
Operating revenue per ASM (cents)	12.67	12.55	0.9		12.48	12.35	1.1
Operating expense per ASM (cents)	10.50	9.99	5.2		10.56	9.83	7.4
Operating expense per ASM, excluding fuel(1)	8.07	7.86	2.7		8.19	7.89	3.7

Departures	90,021	86,801	3.7		265,980	253,325	5.0
Average stage length (miles)	1,069	1,091	(2.0)		1,072	1,099	(2.5)
Average number of operating aircraft during period	234.3	219.6	6.7		231.7	217.8	6.4
Average fuel cost per gallon, including fuel taxes	$1.69	$1.48	14.6		$1.66	$1.37	21.9
Fuel gallons consumed (millions)	205	198	3.3		598	573	4.3
Average number of full-time equivalent crewmembers					17,051	15,521	9.9
(1) Refer to our “Regulation G Reconciliation” note below for more information on this non-GAAP measure.
Although we experienced revenue growth throughout 2016 as well as in the first nine months of 2017, this trend may not continue. Except for the uncertainty related to the direction of fuel prices, we expect our expenses to continue to increase as we acquire additional aircraft, as our fleet ages and as we expand the frequency of flights in existing markets as well as enter into new markets. In addition, we expect our operating results to significantly fluctuate from quarter-to-quarter in the future as a result of various factors, many of which are outside of our control. Consequently, we believe quarter-to-quarter comparisons of our operating results may not necessarily be meaningful; you should not rely on our results for any one quarter as an indication of our future performance.
LIQUIDITY AND CAPITAL RESOURCES
The airline business is capital intensive. Our ability to successfully execute our growth plans is largely dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business depends on maintaining sufficient liquidity. We believe we have adequate resources from a combination of cash and cash equivalents, investment securities on hand and two available lines of credit. Additionally, as of September 30, 2017, we had 110 unencumbered aircraft and 37 unencumbered spare engines which we believe could be an additional source of liquidity, if necessary.
We believe a healthy liquidity position is crucial to our ability to weather any part of the economic cycle while continuing to execute on our plans for profitable growth and increased returns. Our goal is to continue to be diligent with our liquidity, maintaining financial flexibility and allowing for prudent capital spending.
At September 30, 2017, we had unrestricted cash and cash equivalents of $394 million and short-term investments of $420 million. We believe our current level of unrestricted cash, cash equivalents and short-term investments of approximately 12% of trailing twelve months revenue, combined with our available lines of credit and portfolio of unencumbered assets provides us with a strong liquidity position and the potential for higher returns on cash deployment.

Analysis of Cash Flows
Operating Activities
We rely primarily on operating cash flows to provide working capital for current and future operations. Cash flows from operating activities were $1.1 billion and $1.3 billion for the nine months ended September 30, 2017 and 2016, respectively. Lower earnings, principally driven by an increase in aircraft fuel expenses and higher labor costs and maintenance, materials and repairs expenses, partially offset by higher operating revenues, contributed to our reduction in operating cash flows.
Investing Activities
During the nine months ended September 30, 2017, capital expenditures related to our purchase of flight equipment included $476 million related to the purchase of nine Airbus A321 aircraft and three Airbus A320 lease buyouts, $114 million in work-in-progress relating to flight equipment, $90 million for flight equipment deposits, and $47 million for spare part purchases. Other property and equipment capital expenditures also included ground equipment purchases and facilities improvements for $68 million. Investing activities also included the net proceeds of $208 million from the sale of investment securities.
During the nine months ended September 30, 2016, capital expenditures related to our purchase of flight equipment included $296 million related to the purchase of seven Airbus A321 aircraft, $67 million in work-in-progress relating to flight equipment, 118 million for flight equipment deposits, and $12 million for spare part purchases. Other property and equipment capital expenditures also included ground equipment purchases and facilities improvements for $105 million.
Financing Activities
Financing activities for the nine months ended September 30, 2017 primarily consisted of payments relating to share repurchase activities which totaled $380 million and  scheduled maturities of $138 million relating to debt and capital lease obligations.
Financing activities for the nine months ended September 30, 2016 primarily consisted of the scheduled maturities of $148 million relating to debt and capital lease obligations.
 Working Capital
We had a working capital deficit of $1.0 billion and $811 million at September 30, 2017 and December 31, 2016, respectively. Working capital deficits can be customary in the airline industry because air traffic liability is classified as a current liability. Our working capital deficit increased by $217 million due to several factors, including an overall decrease in cash and short-term investments, an increase in our air traffic liability, and an increase in scheduled short-term debt and capital lease commitments
We expect to meet our obligations as they become due through available cash, investment securities and internally generated funds, supplemented as necessary by financing activities which may be available to us. We expect to generate positive working capital through our operations. However, we cannot predict what the effect on our business might be from the extremely competitive environment in which we operate or from events beyond our control, such as volatile fuel prices, economic conditions, weather-related disruptions, airport infrastructure challenges, the spread of infectious diseases, the impact of other airline bankruptcies, restructurings or consolidations, U.S. military actions or acts of terrorism. We believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.
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

Contractual Obligations
Our noncancelable contractual obligations at September 30, 2017, include the following (in millions):

	Payments due in
	Total	2017	2018	2019	2020	2021	Thereafter
Debt and capital lease obligations(1)	$1,464	$67	$245	$255	$209	$187	$501
Lease commitments	1,226	43	169	148	128	115	623
Flight equipment purchase obligations	7,622	343	814	1,019	1,350	1,466	2,630
Other obligations(2)	2,490	373	343	322	299	204	949
Total	$12,802	$826	$1,571	$1,744	$1,986	$1,972	$4,703
(1) Includes actual interest and estimated interest for floating-rate debt based on September 30, 2017 rates
(2) Amounts include noncancelable commitments for the purchase of goods and services
As of September 30, 2017, we believe we are in compliance with the covenants of our debt and lease agreements. We have approximately $29 million of restricted cash pledged under standby letters of credit related to certain leases that will expire at the end of the related lease terms.
As of September 30, 2017, we operated a fleet of 46 Airbus A321 aircraft, 130 Airbus A320 aircraft and 60 Embraer 190 aircraft. Of our fleet, 186 are owned by us, of which 110 are unencumbered, 44 are leased under operating leases and six are leased under capital leases. As of September 30, 2017, the average age of our operating fleet was 9.3 years and our firm aircraft order was as follows:

Year	Airbus A320neo	Airbus A321	Airbus A321neo	Embraer 190	Total
2017	—	6	—	—	6
2018	—	11	—	—	11
2019	—	—	13	—	13
2020	6	—	7	10	23
2021	16	—	4	7	27
2022	3	—	17	7	27
2023	—	—	14	—	14
2024	—	—	5	—	5
Total	25	17	60	24	126
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
Capital expenditures for non-aircraft such as facility improvements are expected to be between approximately $100 million and $120 million for the full year 2017.
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
Forward-Looking Information
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which represent our management's beliefs and assumptions concerning future events. When used in this document and in documents incorporated herein by reference, the words “expects,” “plans,” “anticipates,” “indicates,” “believes,” “forecast,” “guidance,” “outlook,” “may,” “will,” “should,” “seeks,” “targets” and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks, uncertainties and assumptions, and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including, without limitation, our extremely competitive industry; volatility in financial and credit markets which could affect our ability to obtain debt and/or lease financing or to raise funds through debt or equity issuances; volatility in fuel prices, maintenance costs and interest rates; our significant obligations and substantial indebtedness; our ability to implement our growth strategy; our ability to attract and retain qualified personnel and maintain our culture as we grow; our reliance on high daily aircraft utilization; our dependence on the New York and Boston metropolitan markets and the effect of increased congestion in these markets; our reliance on automated systems and technology; reputational and business risk from information security breaches or cyber-attacks; our being subject to potential unionization, work stoppages, slowdowns or increased labor costs; our reliance on a limited number of suppliers; our presence in some international emerging markets that may experience political or economic instability or may subject us to legal risk; changes in or additional government regulation; changes in our industry due to other airlines' financial condition; acts of war or terrorism; global economic conditions or an economic downturn leading to a continuing or accelerated decrease in demand for air travel; the spread of infectious diseases; adverse weather conditions or natural disasters; and external geopolitical events and conditions. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change prior to the end of each quarter or year.
Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. You should understand that many important factors, in addition to those discussed or incorporated by reference in this Report, could cause our results to differ materially from those expressed in the forward-looking statements. Potential factors that could affect our results include, in addition to others not described in this Report, those described in Item 1A of our 2016 Form 10-K under “Risks Related to JetBlue” and “Risks Associated with the Airline Industry” and our other filings with the SEC. In light of these risks and uncertainties, the forward-looking events discussed in this Report might not occur.
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
Operating Expenses per Available Seat Mile, excluding fuel
Operating expenses per available seat mile, or CASM, is a common metric used in the airline industry. Our CASM for the periods are summarized in the table below. We exclude aircraft fuel and related taxes, and operating expenses related to other non-airline expenses, such as JetBlue Technology Ventures, from operating expenses to determine CASM ex-fuel. We believe that CASM ex-fuel provides investors with the ability to measure financial performance excluding items beyond our control, such as fuel costs which are subject to many economic and political factors beyond our control, or not related to the generation of an available seat mile, such as operating expense related to other non-airline expenses. We believe this non-GAAP measure is more indicative of our ability to manage airline costs and is more comparable to measures reported by other major airlines.

Reconciliation of Operating Expense per ASM, excluding fuel
(in millions; per ASM data in cents)	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	$	per ASM	$	per ASM	$	per ASM	$	per ASM
Total operating expenses	$1,503	10.50	1,378	9.99	4,448	10.56	3,975	9.83
Less:
Aircraft fuel and related taxes	347	2.42	293	2.13	994	2.36	782	1.94
Other non-airline expenses	1	0.01	—	—	3	0.01	1	—
Operating expenses, excluding fuel	$1,155	8.07	1,085	7.86	3,451	8.19	3,192	7.89

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2016 Form 10-K, except as follows:
Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the September 30, 2017 cost per gallon of fuel. Based on projected fuel consumption for the next 12 months, including the impact of our hedging position, such an increase would result in an increase to aircraft fuel expense of approximately $159 million. As of September 30, 2017 we had hedged approximately 10% of our projected 2017 fuel requirements. All fuel hedge contracts existing at September 30, 2017 settle by December 31, 2017. The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts. Refer to Note 6 in our unaudited condensed consolidated financial statements, included in Part I, Item 1 of this Report, for additional information.
Interest

Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $1.1 billion of our debt and capital lease obligations, with the remaining $0.2 billion having floating interest rates. As of September 30, 2017, if interest rates were on average 100 basis points higher in 2017 our annual interest expense would increase by approximately $2 million. This is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt and capital leases.
If interest rates were to average 10% lower in 2017 than they did during 2016, our interest income from cash and investment balances would remain relatively constant. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents and investment securities balances at September 30, 2017 and December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure.  Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2017.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the fiscal quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business we are party to various legal proceedings and claims which we believe are incidental to the operation of our business. Refer to Note 5 in our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information.

Item 1A. RISK FACTORS
Item 1A Risk Factors contained in our 2016 Form 10-K, includes a discussion of our risk factors which are incorporated herein. There were no material changes from the risk factors associated with our business previously disclosed in Part I, Item 1A “Risk Factors” of our 2016 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In September 2015, the Board of Directors authorized a three-year share repurchase program starting in 2016, of up to $250 million worth of shares. This authorization replaced the Company's 2012 authorization. On December 7, 2016, the Board approved changes to our share repurchase program to increase the aggregate authorization to $500 million worth of shares, and extend the term of the program through December 31, 2019. During the three months ended September 30, 2017, we completed the repurchase program. During the three months ended September 30, 2017, the following shares were repurchased under the program (in millions, except for per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program
July 2017	1.4	(1)	1.4	$130
September 2017	6.9	(2)	6.9	$—
Total	8.3		8.3

(1) On April 27, 2017, JetBlue entered into an ASR agreement with Goldman, Sachs & Co., or GS&Co., paying $150 million for an initial delivery of approximately 5.4 million shares. The term of the GS&Co. ASR concluded on July 24, 2017 with GS&Co. delivering approximately 1.4 million additional shares to JetBlue on July 27, 2017. A total of 6.8 million shares, at an average price of $21.99 per share, were repurchased under the agreement. The total number of shares repurchased by JetBlue was based on the volume weighted average price of JetBlue's common stock during the term of the GS&Co. agreement.

(2) On September 11, 2017, JetBlue entered into an ASR agreement with Morgan Stanley & Co. LLC, or Morgan Stanley, paying $130 million for an initial delivery of approximately 5.4 million shares. The term of the Morgan Stanley ASR concluded on September 26, 2017 with Morgan Stanley delivering approximately 1.5 million additional shares to JetBlue on September 28, 2017. A total of 6.9 million shares, at an average price of $18.86 per share, were repurchased under the agreement. The total number of shares repurchased by JetBlue was based on the volume weighted average price of JetBlue's common stock during the term of the Morgan Stanley agreement.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Exhibit
10.1*	Amendment No. 3 to the V2500 general terms of sale between IAE International Aero Engines and JetBlue Airways Corporation, dated August 15, 2017.
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(*)	Pursuant to a Confidential Treatment Request under Rule 24b-2 filed with and approved by the SEC, portions of this exhibit have been omitted.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	October 27, 2017	By:	/s/ Alexander Chatkewitz
Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)