Form 10-K
period 2017-12-31
JETBLUE AIRWAYS CORP
filed 2018-02-16
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of ''large accelerated filer,” “accelerated filer'', “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2017 was approximately $7.5 billion (based on the last reported sale price on the NASDAQ Global Select Market on that date). The number of shares outstanding of the registrant's common stock as of January 31, 2018 was 321,859,269 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Designated portions of the Registrant's Proxy Statement for its 2018 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K, or the Report, to the extent described therein.

FORWARD-LOOKING INFORMATION

Statements in this Report (or otherwise made by JetBlue or on JetBlue’s behalf) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which represent our management’s beliefs and assumptions concerning future events. When used in this document and in documents incorporated herein by reference, the words “expects,” “plans,” “anticipates,” “indicates,” “believes,” “forecast,” “guidance,” “outlook,” “may,” “will,” “should,” “seeks,” “targets” and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks, uncertainties and assumptions, and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including, without limitation, our extremely competitive industry; volatility in financial and credit markets which could affect our ability to obtain debt and/or lease financing or to raise funds through debt or equity issuances; our significant fixed obligations and substantial indebtedness; volatility in fuel prices, maintenance costs and interest rates; our reliance on high daily aircraft utilization; our ability to implement our growth strategy; our ability to attract and retain qualified personnel and maintain our culture as we grow; our reliance on a limited number of suppliers; our dependence on the New York and Boston metropolitan markets and the effect of increased congestion in these markets; our reliance on automated systems and technology; our being subject to potential unionization, work stoppages, slowdowns or increased labor costs; our presence in some international emerging markets that may experience political or economic instability or may subject us to legal risk; reputational and business risk from information security breaches or cyber-attacks; changes in or additional domestic or foreign government regulation; changes in our industry due to other airlines' financial condition; acts of war or terrorism; global economic conditions or an economic downturn leading to a continuing or accelerated decrease in demand for air travel; the spread of infectious diseases; adverse weather conditions or natural disasters; and external geopolitical events and conditions. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change prior to the end of each quarter or year.
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

PART I

ITEM 1.    BUSINESS

OVERVIEW
General
JetBlue Airways Corporation, or JetBlue, is New York's Hometown Airline™. In 2017, JetBlue carried over 40 million Customers with an average of 1,000 daily flights and served 101 destinations in the United States, the Caribbean and Latin America.
JetBlue was incorporated in Delaware in August 1998 and commenced service on February 11, 2000. As of the end of 2017, we were the sixth largest passenger carrier in the U.S. based on available seat miles, or ASMs. We believe our differentiated product and culture combined with our competitive cost structure enables us to compete effectively in the high-value geographies we serve. Looking to the future, we plan to continue to grow in our high-value geographies, invest in industry leading products and provide award winning service by our more than 21,000 dedicated employees, whom we refer to as Crewmembers. Going forward we believe we will continue to differentiate ourselves from other airlines enabling us to continue to attract a greater mix of Customers and to drive further profitable growth. We are focused on delivering solid results for our Shareholders, our Customers and our Crewmembers.
As used in this Report, the terms “JetBlue,” the “Company,” “we,” “us,” “our” and similar terms refer to JetBlue Airways Corporation and its subsidiaries, unless the context indicates otherwise. Our principal executive offices are located at 27-01 Queens Plaza North, Long Island City, New York 11101 and our telephone number is (718) 286-7900.
Our Industry and Competition
The U.S. airline industry is extremely competitive, challenging and results are often volatile. It is uniquely susceptible to external factors such as fuel costs, downturns in domestic and international economic conditions, weather-related disruptions, the spread of infectious diseases, the impact of airline restructurings or consolidations, military actions or acts of terrorism. We operate in a capital and energy intensive industry that has high fixed costs as well as heavy taxation and fees. Airline returns are sensitive to slight changes in fuel prices, average fare levels and passenger demand. The industry's principal competitive factors include fares, brand and customer service, route networks, flight schedules, aircraft types, safety records, code-sharing and interline relationships, in-flight entertainment and connectivity systems and frequent flyer programs.
Price competition is intense in our industry. Our ability to operate successfully and grow in this environment depends on, among other things, our ability to operate at costs equal to or lower than our competitors.
Since 2001, the majority of traditional network airlines have undergone significant financial restructuring including bankruptcies, mergers and consolidations. These types of restructurings typically result in a lower cost structure through a reduction of labor costs, restructuring of commitments including debt terms, leases and fleet, modification or termination of pension plans, increased workforce flexibility, and innovative offerings. These actions also have provided the restructured airline significant opportunities for realignment of route networks, alliances and frequent flyer programs. Each factor has had a significant influence on the industry's improved profitability.

2017 OPERATIONAL HIGHLIGHTS
We believe our differentiated product and culture, competitive costs and high-value geography relative to other airlines contributed to our continued success in 2017. Our 2017 operational highlights include:
•Product enhancements - Throughout 2017 we continued to invest in industry-leading products which we believe will continue to differentiate our offerings from the other airlines.
◦During 2017, we continued to expand MintTM service, our premium product which includes 16 fully lie-flat seats, four of which are in suites with a privacy door, a first in the U.S. domestic market, by adding flights from John F. Kennedy International Airport, or JFK, to Las Vegas and San Diego, along with Boston to San Diego. We continually enhance our onboard MintTM experience through new offerings to our MintTM Customers such as new products like locally curated artisanal ice creams based in some of our MintTM BlueCities and a new exclusive chocolate bar from Raaka. During 2018, we expect to further expand our MintTM service with flights from JFK and Boston to Seattle.

◦During 2017, we enhanced our free Fly-Fi™ in-flight internet service, available on our entire fleet, to set our experience apart from other airlines by becoming the first in the U.S. to offer gate-to-gate internet connectivity on every aircraft. Gate-to-gate Fly-Fi™ eliminates the need to wait until reaching cruising altitude to get connected. Instead, Customers can email, surf, stream, tweet and shop from the moment they board until they reach the arrival gate.
•Fleet - In conjunction with our intention to expand our Mint™ experience, we amended our purchase agreement with Airbus in April 2017 which changed the timing of certain of our Airbus A321ceo and Airbus A321neo deliveries. Specifically, we deferred eight A321neo deliveries from 2019 to 2023 and five from 2020 to 2024. We also moved up the delivery of three A321ceo Aircraft from 2019 to 2018, while deferring three A321neo deliveries to 2019. We retain flexibility to make further changes in our order book. We have the option to take certain A321neo deliveries with the long range configuration, the A321-LR.
During 2017, we took delivery of 16 Airbus A321 aircraft, 15 of which were equipped with our Mint™ cabin layout.
During the second half of 2016, we introduced Airbus' new innovative galley and lavatory module on our single cabin layout Airbus A321 with 200 seats. We believe our cabin restyling program across our Airbus fleet will improve Customer experience while freeing up valuable onboard space. As part of our cabin restyling program we expect to increase the seat density on our Airbus A320 fleet. Our reconfigured Airbus A320 aircraft will have new seats, larger TV screens with up to 100 channels of free DIRECTV®, and free gate-to-gate Fly-Fi™. Our reconfiguring of our Airbus A320 aircraft will result in 162 seats. The industry has experienced design failures with the space efficient lavatory module that we have installed on certain of our A321 aircraft and were planning to install on A320 aircraft. During the fourth quarter of 2017, we made significant progress in addressing certain quality issues with our business partners. As a result, our first Airbus A320 entered modifications for prototyping during the first quarter of 2018, coinciding with a scheduled heavy maintenance check for operational efficiency. We believe this multi-year restyling program will allow us to increase capacity in a capital-efficient and customer-focused way.
We are continuing to evaluate our E190 fleet as part of our fleet-wide review, and are making progress exploring our future fleet options with aircraft and engine manufacturers. Our options range from maintaining our current fleet of E190s to replacing it with alternative aircraft types. The commercial aircraft landscape has recently changed, requiring us to spend more time assessing our options. We examine all fleet and capital decisions through the lens of aiming to achieve superior margins and drive Shareholder value.
•Network - We continued to expand and grow in our high-value geography. In 2017, we expanded our network with one new BlueCity, bringing our total as of the end of December 2017 to 101 BlueCities, and added several connect-the-dot routes.
We began service in March from Boston to Atlanta, our 101st BlueCity. Atlanta became the 63rd nonstop destination from Boston. The addition of nonstop Atlanta service, which was the most requested destination by our Boston Customers, is part of our plan to reach 200 daily flights in the coming years. Customers in both cities benefit from convenient, five times daily service between Boston and Atlanta. In December 2017, we moved our LaGuardia operation from the airport's Central Terminal B to our new home at the historic Marine Air Terminal. We’re New York’s Hometown Airline™ and we believe moving into the Marine Air Terminal further exemplifies JetBlue’s leadership in our largest focus city. The move to the Marine Air Terminal will also enhance the Customer experience at LaGuardia by allowing Customers to avoid the congestion and traffic associated with the Central Terminal – a particularly significant benefit for Customers traveling on our popular LaGuardia-Boston route.
In May 2018, we plan to begin three daily roundtrip services from Boston to Minneapolis, making Minneapolis our 102nd BlueCity, and the 65th nonstop destination from Boston.
•Customer Service - JetBlue and our Crewmembers were recognized in 2017 for industry leading customer service.
JetBlue received the top score on the American Customer Satisfaction Index (ACSI) among airlines. Our score of 82 was the highest for any domestic airline. Additionally, Airline Ratings awarded us 7 out of 7 stars for safety, and 5 out of 5 stars for our product offerings.
•Our Crewmembers - During 2017, our Crewmembers recognized JetBlue as one of America's "Best Employers" by Forbes. JetBlue ranked #12 through a survey that asked individuals how likely they would be to recommend their employer to someone else. We are proud that for a sixth year we have achieved a top score of 100 on the Corporate Equality Index, which rates major U.S. companies and their policies and practices related to the LGBT community, earning us the designation of one of the "Best Places to Work for LGBT Equality."
Effective January 1, 2017, profit sharing eligible Crewmembers received an 8% raise and a modified profit sharing plan. We believe this recognition and change to our compensation structure reflects industry trends and ensures that our

Crewmember compensation and rewards are fair and competitive. Under the modified profit sharing plan, non-management Crewmembers are eligible to receive profit sharing, calculated as 10% of adjusted pre-tax income before profit sharing and special items, up to a pre-tax margin of 18% with the result reduced by Retirement Plus contributions. If JetBlue's resulting pre-tax margin exceeds 18%, non-management Crewmembers will receive 20% profit sharing on amounts above an 18% pre-tax margin.
We believe the recent U.S. tax reform changes will be positive for our company, and provide JetBlue with the opportunity to pass on the benefit to our Crewmembers, Customers and Shareholders. With tax reform in mind, we announced a $1,000 bonus for every Crewmember employed as of December 31, 2017.
JETBLUE EXPERIENCE
We offer our Customers a distinctive flying experience which we refer to as the "JetBlue Experience." We believe we deliver award winning service that focuses on the entire Customer experience, from booking an itinerary to arrival at the final destination. Typically, our Customers are neither high-traffic business travelers nor ultra-price sensitive travelers. Rather, we believe we are the carrier of choice for the majority of travelers who have been underserved by other airlines as we offer a differentiated product and award winning customer service.
Differentiated Product and Culture
Delivering the JetBlue Experience to our Customers through our differentiated product and culture is core to our mission to inspire humanity. We look to attract new Customers to our brand and provide current Customers with a reason to come back by continuing to innovate and evolve the JetBlue Experience. We believe we can adapt to the changing needs of our Customers and a key element of our success is the belief that competitive fares and quality air travel need not be mutually exclusive.
Our award winning service begins from the moment our Customers purchase a ticket through one of our distribution channels such as www.jetblue.com, our mobile applications or our reservations centers. Customers can purchase tickets under our Fare Options pricing model, at one of three branded fares: Blue, Blue Plus, and Blue Flex. Each fare includes different offerings such as free checked bags, reduced change fees, and additional TrueBlue® points, with all fares including our core offering of free in-flight entertainment, free brand name snacks and free non-alcoholic beverages. Customers can choose to “buy up” to an option with additional offerings. These different fares allow Customers to select the products or services they need or value when they travel, without having to pay for the things they do not need or value.
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
Our self-service initiative in select BlueCities redesigned the physical layout of the airport lobby and the way our Customers travel through it. Our new user-friendly kiosks are the first point of contact for each Customer traveling through the airport lobby. While all Customers are encouraged to use the kiosks, our new lobby layout allows them to choose the check-in experience they prefer. Customers who choose to use our kiosk receive a virtually queue-less experience. For Customers who prefer a more traditional experience, our Help Desk offers full-service check-in. The self-service model allows Crewmembers to get out from behind the ticket counter and move through the lobby to guide our Customers through the check-in process. The self-service lobby opens up the opportunity for our Crewmembers to make personal connections with our Customers, to assist with bag tagging, to answer Customer questions and direct them to their next step in the travel ribbon.
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

Our in-flight entertainment system onboard our Airbus A320 and Embraer E190 aircraft includes 36 channels of free DIRECTV®, 100 channels of free SiriusXM® satellite radio and premium movie channel offerings from JetBlue Features®. Customers on our Airbus A321 aircraft have access to 100 channels of DIRECTV®, 100+ channels of SiriusXM® radio and premium movie channel offerings from JetBlue Features®. Our Mint™ Customers enjoy 15-inch flat screen televisions to experience our in-flight entertainment offerings. Our entire fleet is equipped with Fly-Fi™, a broadband product, with connectivity that we believe is significantly faster than airlines featuring KU-band satellites and older ground to air technology. Customers also have access to the Fly-Fi™ Hub, a content portal where Customers can access a wide range of movies, television shows and additional content from their own personal devices. In 2017, we became the first in the U.S. to offer gate-to-gate internet connectivity on every aircraft. Gate-to-gate Fly-Fi™ eliminates the need to wait until reaching cruising altitude to get connected. Instead, Customers can email, surf, stream, tweet and shop from the moment they board until they reach the arrival gate.
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
Our Airbus A321 aircraft in a single cabin layout have 200 seats and those with our Mint™ offering have 159 seats. Our Airbus A320 aircraft have 150 seats while our Embraer E190 aircraft have 100 seats. As part of our cabin restyling program we expect to increase the seat density on our Airbus A320 fleet.  Our reconfiguring of our Airbus A320 aircraft will result in 162 seats. Regarding our cabin restyling program, the industry has experienced design failures with the space efficient lavatories that we have installed on certain of our A321s, and are planning to install on the A320s. During the fourth quarter of 2017, we made significant progress in addressing certain quality issues with our business partners. As a result, our first Airbus A320 entered modifications for prototyping during the first quarter of 2018, coinciding with a scheduled heavy maintenance check for operational efficiency. We believe this multi-year restyling program will allow us to increase capacity in a capital-efficient and customer-focused way.
Because of our network strength in leisure destinations, we also sell vacation packages through JetBlue® Vacations, a one-stop, value-priced vacation service for self-directed packaged travel planning. These packages offer competitive fares for air travel on JetBlue along with a selection of JetBlue-recommended hotels and resorts, car rentals and local attractions. In 2018, we created a standalone wholly-owned subsidiary, JetBlue Travel Products, LLC that will absorb the JetBlue® Vacations business.
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
In 2017, we completed 97.3% of our scheduled flights. Unlike most other airlines, we have a policy of not overbooking flights.
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
Network/ High-Value Geography
We are a predominately point-to-point system carrier, with the majority of our routes touching at least one of our six Focus Cities: New York, Boston, Fort Lauderdale-Hollywood, Orlando, Long Beach and San Juan, Puerto Rico. During 2017, over 92% of our Customers flew on nonstop itineraries.
Leisure traveler focused airlines are often faced with high seasonality. As a result, we continually work to manage our mix of Customers to include both business travelers and travelers visiting friends and relatives, or VFR. VFR travelers tend to be slightly less seasonal and less susceptible to economic downturns than traditional leisure destination travelers. Understanding the purpose of our Customers' travel helps us optimize destinations, strengthen our network and increase unit revenues. All six of our Focus Cities are in regions with a diverse mix of traffic and were profitable in 2017.
As of December 31, 2017, our network served 101 BlueCities in 30 states, the District of Columbia, the Commonwealth of Puerto Rico, the U.S. Virgin Islands, and 21 countries in the Caribbean and Latin America.

We also made changes across our network by announcing new routes between existing BlueCities. We group our capacity distribution based upon geographical regions rather than on a mileage or a length-of-haul basis. The historic distribution of ASMs, or capacity, by region for the years ending December 31 was:

Capacity Distribution	2017	2016	2015
Florida	30.1%	29.1%	29.2%
Transcontinental	28.6	28.8	28.5
Caribbean & Latin America (1)	28.3	30.1	30.2
East	6.4	5.4	5.7
Central	3.8	4.1	3.8
West	2.8	2.5	2.6
Total	100.0%	100.0%	100.0%
(1) Domestic operations as defined by the U.S. Department of Transport, or DOT, include Puerto Rico and the U.S. Virgin Islands, but for the purposes of the capacity distribution table above we have included these locations in the Caribbean and Latin America region.
During the past decade we invested in our network, which had been dominated by the New York metropolitan area with over half of our ASMs. Our network growth over the past few years has been focused on the business traveler in Boston as well as travelers to the Caribbean and Latin America region. We expect to focus on increasing our presence in Fort Lauderdale-Hollywood where we believe there is an opportunity to increase our operations to destinations throughout the Caribbean and Latin America. Our plan is supported by significant investment from the Broward County Aviation Department in the airport and surrounding facilities. We believe our increased focus on Boston and Fort Lauderdale-Hollywood makes our ASMs more balanced and the overall network is stronger.
In 2018, we anticipate further expanding our network and have previously announced service to the following new destination:

Destination	Service Scheduled to Commence
Minneapolis, MN	May 3, 2018
Airline Commercial Partnerships
Airlines frequently participate in commercial partnerships with other carriers in order to increase Customer convenience by providing interline-connectivity, code-sharing, coordinated flight schedules, frequent flyer program reciprocity and other joint marketing activities. As of December 31, 2017, we had 48 airline commercial partnerships. Our commercial partnerships typically begin as an interline agreement allowing a Customer to book one itinerary with tickets on multiple airlines. During 2017, we entered into one new code-sharing agreement. Code-sharing is a practice by which one airline places its name and flight number on flights operated by another airline. In 2018, we expect to continue to seek additional strategic opportunities through new commercial partners as well as assess ways to deepen existing airline partnerships. We plan to do this by expanding code-share relationships and other areas of cooperation such as frequent flyer programs. We believe these commercial partnerships allow us to better leverage our strong network and drive incremental traffic and revenue while improving off-peak travel.
Marketing
JetBlue is a widely recognized and respected global brand. JetBlue created a new category in air travel and our brand stands for high service quality at a reasonable cost. We believe this brand has evolved into an important and valuable asset which identifies us as a safe, reliable, high value airline. Similarly, we believe customer awareness of our brand has contributed to the success of our marketing efforts. It enables us to promote ourselves as a preferred marketing partner with companies across many different industries.
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
Distribution
Our primary and preferred distribution channel to Customers is through our website, www.jetblue.com, our lowest cost channel. Our website allows us to more closely control and deliver the JetBlue Experience while also offering the full suite of

JetBlue Fare Options, EvenMore™ Space and Speed, and other ancillary services. In the first half of 2015, we introduced a new merchandising platform for www.jetblue.com with our business partner Datalex, in addition to merchandising capabilities on our kiosks and in our self-service channels with our business partner IBM.
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
Customer Loyalty Program
TrueBlue® is our customer loyalty program designed to reward and recognize loyal Customers. Members earn points based upon the amount paid for JetBlue flights and services from certain commercial partners. Our points do not expire, the program has no black-out dates or seat restrictions, and any JetBlue destination can be booked if the TrueBlue® member has enough points to exchange for the value of an open seat. Mosaic® is an additional level for our most loyal Customers who either (1) fly a minimum of 30 times with JetBlue and acquire at least 12,000 base flight points within a calendar year or (2) accumulate 15,000 base flight points within a calendar year. Over 2 million TrueBlue® one-way redemption awards were flown during 2017, representing approximately 5% of our total revenue passenger miles.
We currently have co-branded loyalty credit cards available to eligible U.S. residents, as well as co-brand agreements in Puerto Rico and the Dominican Republic to allow cardholders to earn TrueBlue® points. Our current co-branded credit card partnership with Barclaycard® on the MasterCard® network exceeded expectations for conversion rates and has exceeded our expectations for new member enrollments. We also have co-branded loyalty credit cards issued by Banco Santander Puerto Rico and MasterCard® in Puerto Rico as well as Banco Popular Dominicano and MasterCard® in the Dominican Republic. These credit cards allow Customers in Puerto Rico and the Dominican Republic to take full advantage of our TrueBlue® loyalty program.
We have a separate agreement with American Express® that allows any American Express® cardholder to convert Membership Rewards® points into TrueBlue® points. In 2016, we added a partnership agreement with Citibank® to convert Citi ThankYou® Rewards points into TrueBlue® points. We have various agreements with other loyalty partners, including hotels and car rental companies, that allow their Customers to earn TrueBlue® points through participation in our partners’ programs. Customers can link their TrueBlue account with Lyft, to take advantage of unique discounts, travel perks, and earn TrueBlue loyalty points on any Lyft ride to and from any airport nationwide. We intend to continue to develop the footprint of our co-branded credit cards and pursue other loyalty partnerships in the future.

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
During 2016 we introduced an initiative to reduce our structural cost with the goal of saving $250 to $300 million by 2020. The program aims to cover all cost categories including our technical operations, corporate services, airports and our distribution network. Through a combination of strategic sourcing, planning, automation and a review of our distribution channel strategy we anticipate delivering structural cost savings which will continue to allow us to deliver the JetBlue Experience to our Customers while maintaining a competitive cost structure. In 2017, we made significant progress in the initial stages of achieving this target and have already secured approximately $90 million of the goal. In order to minimize distribution costs, we have been proactively reducing the number of online travel agencies that sell our tickets. This is the first phase of a broader strategy to drive our most price-sensitive Customers towards direct distribution, our lowest cost and best merchandise channel.
Route Structure
Our point-to-point system is the foundation of our operational structure, with the majority of our routes touching at least one of our six focus cities. This structure allows us to optimize costs as well as accommodate Customers' preference for nonstop itineraries. A vast majority of our operations are centered in and around the heavily populated northeast corridor of the U.S., which includes the New York and Boston metropolitan areas. This airspace is some of the world's most congested and drives certain operational constraints.

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
•New York metropolitan area - We are New York's Hometown AirlineTM. The majority of our flights originate in the New York metropolitan area, the nation's largest travel market. JFK is New York's largest airport, and we are the second largest airline at JFK as measured by domestic seats. Our 2017 operations accounted for more than 37% of seats offered on domestic routes from JFK. As JFK is a slot controlled airport we have been able to continue to grow our operations by adding more seats per departure with the delivery of the Airbus A321 aircraft, as well as continuing to optimize routes based upon load factor and costs. We operate from Terminal 5, or T5, which includes an international arrivals facility within our current T5 footprint. We believe T5 enables us to increase operational efficiencies, provide savings, streamline our operations and improve the overall travel experience for our Customers arriving from international destinations. We also serve New Jersey's Newark Liberty International Airport, or Newark, New York City's LaGuardia Airport, or LaGuardia, Newburgh, New York's Stewart International Airport and White Plains, New York's Westchester County Airport. We are the leading carrier in the average number of flights flown per day between the New York metropolitan area and Florida. In December, we moved our operation at LaGuardia from the Central Terminal to the historic Marine Air Terminal, also known as Terminal A bringing our Customers greater convenience and an improved ground experience while the Central Terminal undergoes reconstruction. We also added year-round Mint™ service from New York to Las Vegas and San Diego this year.
•Boston - We are the largest carrier in terms of flights and capacity at Boston's Logan International Airport. By the end of 2017 we flew to 63 nonstop destinations from Boston and our operations accounted for more than 27% of all seats offered in Boston. We continue to capitalize on opportunities in the changing competitive landscape by adding routes, frequencies and increasing our relevance to local travelers. Our plan is to grow Boston with a general target of 200 flights per day. In August 2017, we announced nonstop service will be offered to Syracuse, NY, in January 2018. In October 2017, we announced nonstop service to be offered to Minneapolis in the second quarter of 2018.
With the success of our existing Mint™ routes, we announced additional Boston Mint™ service to San Francisco, which began in the third quarter of 2017, to San Diego, which began in the fourth quarter of 2017, and seasonal Mint™ service to St. Maarten, which began in the fourth quarter of 2017.
In November 2015, we unveiled Phase I of our $50 million Logan Terminal C upgrade which included new kiosks and ticket counters. Twenty-five kiosks and thirty check-in counters are in use in the North Pod of the terminal. Phase II of the upgrade, funded by the Massachusetts Port Authority, or Massport, was completed on the South Pod in 2016 which mirrors the check-in experience of the North Pod. Updated digital flight information displays and a connector between Terminal C and international flights at Terminal E were also completed during 2016. We lease 23 gates, and completed installation of self-service kiosks in Boston in early 2017.
•Caribbean and Latin America - At the end of 2017 we had 38 BlueCities in the Caribbean and Latin America and we expect our presence to continue to grow. San Juan, Puerto Rico is our only focus city outside of the Continental U.S. We are the largest airline in Puerto Rico serving more nonstop destinations than any other carrier. We are also the largest airline in the Dominican Republic, serving five airports. While the Caribbean and Latin American region is a growing part of our network, operating in this region can present challenges, including working with less developed airport infrastructure, political instability and vulnerability to corruption. The second half of 2017 brought extraordinary weather conditions due to several strong hurricanes. We believe full recovery in Puerto Rico in the wake of Hurricane Maria will take many months. As the largest airline in the Commonwealth, we are working closely with the authorities and the community to support short-term needs and help in the long-term recovery. In September 2017, we launched a companywide initiative, 100x35JetBlue, including daily relief flights, transportation of essential items and fund raising initiatives. We plan to continue our efforts and commitment to providing support during 2018.

•Fort Lauderdale-Hollywood - We are the largest carrier at Fort Lauderdale-Hollywood International Airport, or Fort Lauderdale-Hollywood, with approximately 25% of all seats offered in 2017. We expect Fort Lauderdale-Hollywood to continue to be our fastest growing focus city. Flying out of Fort Lauderdale-Hollywood instead of nearby Miami International Airport helps preserve our competitive cost advantage through lower enplanement costs. In 2012, Broward County authorities commenced a multi-year, $2.3 billion refurbishment effort at the airport and surrounding facilities including the construction of a new south runway. We operate primarily out of Terminal 3 which is scheduled to be refurbished and connected to the upgraded and expanded international terminal by 2018. We will have additional facilities in the new international terminal to support our international arrivals. Terminal 3 allows for easy access to the expanded and enhanced airfield. We expect the connection of these terminals to streamline operations for both Crewmembers and Customers. Due to these factors, we believe Fort Lauderdale-Hollywood an ideal location between the U.S. and Latin America as well as South Florida's high-value geography. We intend to focus on Fort Lauderdale-Hollywood growth going forward. During 2017, we launched our Mint™ service from Fort Lauderdale to Los Angeles and San Francisco, and we launched nonstop service to Salt Lake City. The new route continues to grow our presence in Fort Lauderdale where we're the largest airline. Salt Lake City will become the 56th nonstop destination from Fort Lauderdale. We expect to add new service to Atlanta in March of 2018.
•Orlando - We are the third largest carrier in terms of capacity at Orlando International Airport, or Orlando, with 13% of all seats offered in 2017. Orlando is JetBlue's fourth largest focus city with 30 nonstop destinations and a growing mix of traffic including leisure, VFR and business travelers. Our centralized training center, known as JetBlue University, is based in Orlando. In 2015, we opened the Lodge at OSC which is adjacent to our training center and is used for lodging our Crewmembers when they attend training.
•Los Angeles area - We are the sixth largest carrier in the Los Angeles area measured by seats, operating from Long Beach Airport, or Long Beach, Los Angeles International Airport, or LAX, and Burbank's Bob Hope Airport. We are the largest carrier in Long Beach, with almost 80% of all seats offered in 2017 operated by JetBlue. We worked with the city of Long Beach and the community to request the U.S. Customs and Border Protection to add a Federal Inspection Site, or FIS, at the airport, which would have enabled us to serve international destinations from Long Beach. However, in January 2017, the Long Beach City Council voted against moving forward with the plans for the FIS facility. Long Beach remains an important BlueCity for JetBlue and is part of our broader strategy.
In June 2014, we started operating our premium service, Mint™, from LAX, which continued to grow during 2017. We currently offer up to eleven daily round trips between JFK and LAX and up to four daily round trips between Boston and LAX. While international service is not possible at Long Beach due to Federal regulations, we remain committed to Long Beach and to growing across California. We are now operating more flights than we ever have in our 15-year history at Long Beach and we continue to grow our LAX operation with the expansion of Mint™. Elsewhere in the region, we serve Burbank and are now on the waiting list for slots at John Wayne Airport in Orange County.
Fleet Structure
We currently operate Airbus A321, Airbus A320 and Embraer E190 aircraft types. In 2017, our fleet had an average age of 9.2 years and operated an average of 11.7 hours per day. By scheduling and operating our aircraft more efficiently we are able to spread related fixed costs over a greater number of ASMs.
The reliability of our fleet is essential to ensuring our operations run efficiently and we are continually working with our aircraft and engine manufacturers to enhance our performance.
Our comprehensive fleet review continues as we explore all options. Regarding our cabin restyling program, the industry experienced design failures with the space efficient lavatories that we have installed on our A321s, and are planning to install on the A320s. During the fourth quarter of 2017, we made significant progress in addressing certain quality issues with our business partners. As a result, our first Airbus A320 entered modifications for prototyping during the first quarter of 2018, coinciding with a scheduled heavy maintenance check for operational efficiency. We believe this multi-year restyling program will allow us to increase capacity in a capital-efficient and customer-focused way.

We are working with the Federal Aviation Administration, or FAA, in efforts towards implementing the Next Generation Air Transportation System, or NextGen, by 2020. NextGen technology is expected to improve operational efficiency in the congested airspaces in which we operate. In 2012, we equipped 35 of our Airbus A320 aircraft to test ADS-B Out, a satellite based technology aimed to facilitate the communication between pilots and air traffic controllers. Even though it is still in the testing phase we have already seen benefits from the ADS-B Out equipment including being able to reroute flights over the Gulf of Mexico to avoid bad weather, an area where the current FAA radar coverage is not complete. In 2012, we also became the first FAA certified Airbus A320 carrier in the U.S. to use satellite-based Special Required Navigation Performance Authorization Required, or RNP AR, approaches at two of JFK's prime and most used runways, 13L and 13R. As part of NextGen, our aircraft will also be outfitted with the following:
•Satellite-based Communications: We are putting satellite-based voice and data communications (SATCOM) on our Airbus fleet. Every aircraft will be assigned a unique phone number, similar to a cell network. This will give us positive contact with aircraft anywhere in the world.
•Data Comm: Data Comm makes departures more efficient by dramatically speeding up the process of aircraft pilots obtaining clearance from air traffic controllers. With Data Comm, controllers can simply push clearance details to the aircraft and dispatcher, which the pilot can confirm and automatically input into the flight computer with the push of a button. We recently received approval to equip our entire Airbus fleet with Data Comm. Data Comm is currently installed on 35 of our Airbus A321 aircraft and will be equipped on all future deliveries.
In addition, we also plan to upgrade our entire fleet to the latest version of the Traffic Collision & Avoidance System (TCAS), a critical safety system that reduces the chance of a mid-air collision.
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
The bulk of our line maintenance is handled by JetBlue technicians and inspectors. It consists of daily checks, overnight and weekly checks, or "A" checks, diagnostics and routine repairs.
Heavy maintenance checks, or "C" checks, consist of a series of more complex tasks taking from one to four weeks to complete and are typically performed once every 15 months. All of our aircraft heavy maintenance work is performed by third party FAA-approved facilities such as Embraer, Haeco, Aeromantenimiento S.A. and Lufthansa Technik AG, and are subject to direct oversight by JetBlue personnel. We outsource heavy maintenance as the costs are lower than if we performed the tasks internally.
Component maintenance on equipment such as engines, auxiliary power units, landing gears, pumps and avionic computers are all performed by a number of different FAA-approved third party repair stations. We have an agreement with Lufthansa Technik AG for the repair, overhaul, modification and logistics of our Airbus aircraft engines and certain Airbus components. We also have a maintenance agreement with GE Engine Services, LLC for our Embraer E190 aircraft engines. Many of our maintenance service agreements are based on a fixed cost per flight hour. These fixed costs vary based upon the age of the aircraft and other operating factors impacting the related component. Required maintenance not otherwise covered by these agreements is performed on a time and materials basis. All other maintenance activities are sub-contracted to qualified maintenance, repair and overhaul facilities.
Aircraft Fuel
Aircraft fuel continues to be one of our largest expenses. Its price and availability has been extremely volatile due to global economic and geopolitical factors which we can neither control nor accurately predict. We use a third party to assist with fuel management service and to procure most of our fuel. Our historical fuel consumption and costs for the years ended December 31 were:

	2017	2016	2015
Gallons consumed (millions)	792	760	700
Total cost (millions)(1)	$1,363	$1,074	$1,348
Average price per gallon(1)	$1.72	$1.41	$1.93
Percent of operating expenses	22.7%	20.2%	25.9%
(1) Total cost and average price per gallon each include related fuel taxes as well as effective fuel hedging gains and losses.

We attempt to protect ourselves against the volatility of fuel prices by entering into a variety of derivative instruments. These include swaps, caps, collars, and basis swaps with underlyings of jet fuel, crude and heating oil.
Financial Health
We strive to maintain financial strength and a cost structure that enables us to grow profitably and sustainably. In the first years of our history, we relied on financing activities to fund much of our growth. Starting in 2007, our growth has largely been funded through internally generated cash from operations. Since 2014, while we have invested approximately $4.1 billion in capital assets, we have also generated approximately $5.6 billion in cash from operations, resulting in approximately $1.5 billion in free cash flow. Our improved financial results have resulted in better credit ratings, which in turn allows for more attractive financing terms. Since 2014, we have also reduced our total debt balance by nearly $1 billion.
JetBlue Technology Ventures
JetBlue has a new wholly-owned subsidiary, JetBlue Technology Ventures, L.L.C., or JTV, that incubates, invests in and partners with early stage startups at the intersection of technology, travel and hospitality.
JetBlue Travel Products
In 2018, we launched JBTP, LLC, or JetBlue Travel Products, which includes our JetBlue® Vacations brand and we plan to introduce a new booking flow on our website to better merchandise our existing travel products.
TWA Flight Center Hotel Development
In 2015, the Board of Commissioners of the Port Authority of New York & New Jersey, or the PANYNJ approved a construction plan to redevelop the TWA Flight Center at JFK on its nearly six-acre site into a hotel with over 500 rooms, meeting spaces, restaurants, a spa and an observation deck. The complex is planned to feature two six-story hotel towers. As part of the plan, a 75-year lease agreement involves Flight Center Hotel LLC, a partnership of MCR Development, LLC and JetBlue. We estimate our ultimate ownership in the hotel to be approximately 5% to 10% of the final total investment. During December 2016, the TWA Flight Center Hotel officially broke ground. The hotel is scheduled to open in early 2019. It will be the first hotel on airport property at JFK since 2009. The only other hotels near the airport are budget accommodations a short drive away by shuttle bus or taxi.
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
Our growth plans necessitate and facilitate opportunities for talent development. In 2008, we launched the University Gateway Program, one of our many pilot recruitment initiatives, which made us the first airline to provide a training program for undergraduate students interested in becoming JetBlue First Officers. In 2016, we launched Gateway Select, a program for prospective pilots to join us for a rigorous, approximately four-year training program that incorporates classroom learning, extensive real-world flying experience and instruction in full flight simulators.

We believe a direct relationship between Crewmembers and our leadership is in the best interests of our Crewmembers, our Customers and our Shareholders. Except for our pilots, our Crewmembers do not have third-party representation. In April 2014, JetBlue pilots elected to be solely represented by the Air Line Pilots Association, or ALPA. The National Mediation Board, or NMB, certified ALPA as the representative body for JetBlue pilots and we are working with ALPA to reach our first collective bargaining agreement. We have individual employment agreements with each of our non-unionized FAA licensed Crewmembers which consist of dispatchers, technicians, inspectors and air traffic controllers. Each employment agreement is for a term of five years and renews for an additional five-year term, unless the Crewmember is terminated for cause or the Crewmember elects not to renew. Pursuant to these employment agreements, Crewmembers can only be terminated for cause. In the event of a downturn in our business, resulting in a reduction of flying and related work hours, we are obligated to pay these Crewmembers a guaranteed level of income and to continue their benefits. We believe that through these agreements we provide what we believe to be industry-leading job protection. We believe these agreements provide JetBlue and Crewmembers flexibility and allow us to react to Crewmember needs more efficiently than collective bargaining agreements.
In December 2017, The Transport Workers Union of America (TWU) filed for an election, the next step in its long-running effort to unionize our Inflight Crewmembers. We continue to monitor this process as it affects our Crewmembers. Our Inflight Crewmembers have an important choice to make and our focus remains on keeping our culture and values intact.
A key feature of the direct relationship with our Crewmembers is our Values Committees which are made up of peer-elected frontline Crewmembers from each of our major work groups, other than pilots. They represent the interests of our workgroups and help us run our business in a productive and efficient manner. We believe this direct relationship with Crewmembers drives higher levels of engagement and alignment with JetBlue’s strategy, culture and overall goals.
We believe the efficiency and engagement of our Crewmembers is a result of our flexible and productive work rules. We are cognizant of the competition for productive labor in key industry positions and new government rules requiring higher qualifications as well as more restricted hours that may result in potential labor shortages in the upcoming years.
Our leadership team communicates on a regular basis with all Crewmembers in order to maintain a direct relationship and to keep them informed about news, strategy updates and challenges affecting the airline and the industry. Effective and frequent communication throughout the organization is fostered through various means including email messages from our CEO and other senior leaders at least weekly, weekday news updates to all Crewmembers, employee engagement surveys, a quarterly Crewmember magazine and active leadership participation in new hire orientations. Leadership is also heavily involved in periodic open forum meetings across our network, called “pocket sessions” which are often videotaped and posted on our intranet. By soliciting feedback for ways to improve our service, teamwork and work environment, our leadership team works to keep Crewmembers engaged and makes our business decisions transparent. Additionally, we believe cost and revenue improvements are best recognized by Crewmembers on the job.
Our average number of full-time equivalent Crewmembers for the year ended December 31, 2017 consisted of 3,211 pilots, 4,251 inflight (whom other airlines may refer to as flight attendants), 4,512 airport operations personnel, 585 technicians (whom other airlines may refer to as mechanics), 1,430 reservation agents, and 3,129 management and other personnel. For the year ended December 31, 2017, we employed an average of 14,870 full-time and 5,108 part-time Crewmembers.
Crewmember Programs
We are committed to supporting our Crewmembers through a number of programs including:
•Crewmember Resource Groups (CRGs) - These are groups formed by and consisting of Crewmembers to act as a resource for both the group members as well as JetBlue. The groups serve as an avenue to embrace and encourage different perspectives, thoughts and ideas. At the end of 2017, we had four CRGs in place: JetPride, Women in Flight, Vets in Blue, and BlueConexion. In 2018, we welcome the JetBlue African Diaspora Experience (JADE), our fifth CRG.
•JetBlue Crewmember Crisis Fund (JCCF) - This organization, originally formed in 2002, is a non-profit corporation independent from JetBlue and recognized by the IRS as of that date as a tax-exempt entity. JCCF was created to assist JetBlue Crewmembers and their immediate family members (IRS Dependents) in times of crisis. Funds for JCCF grants come directly from Crewmember donations via a tax-deductible payroll deduction. During 2017 we witnessed several unprecedented weather challenges including various hurricanes. JCCF helped provide over $2 million in relief to Crewmembers impacted by Hurricanes Harvey, Irma and Maria. The assistance process is confidential with only the fund administrator and coordinator knowing the identity of the Crewmembers in need.
•JetBlue Scholars - Developed in 2015, this program offers a new and innovative model to our Crewmembers wishing to further their education. Crewmembers enrolled in the program can earn a bachelor's degree through self-directed online college courses facilitated by JetBlue. In November 2017 we celebrated the graduation of 60 of our Crewmembers who took the initiative and successfully completed their undergraduate college degrees. This reemphasizes our continuous effort to help provide assistance to our most valued asset, our people.

• Lift Recognition Program - Formed in 2012, this Crewmember recognition program encourages Crewmembers to celebrate their peers for living JetBlue's values by sending e-thanks through an on-line platform. Our senior leadership team periodically hosts an event for the Crewmembers who receive the highest number of Lift award recognitions in each quarter of the year. In 2017, we saw more than 100,000 Lift awards.
Community Programs
JetBlue is strongly committed to supporting the communities and BlueCities we serve through a variety of community programs including:
•100x35JetBlue  - As the airline with more service than any other carrier in Puerto Rico and nearly 500 local Crewmembers, we take our commitment to the community very seriously. 100x35JetBlue, an initiative JetBlue launched following Hurricane Maria making landfall in the Caribbean, we supported our Crewmembers, Customers, and communities to meet urgent needs and ongoing rebuilding efforts after the devastating impact of Hurricane Maria. JetBlue's support included helping replenish vegetation and the ecosystem, hosting free meal events, donating school supplies, partnering with community leaders and influencers to raise awareness and funds, and offering advertising space to promote Puerto Rican tourism.
•Corporate Social Responsibility (CSR) - The CSR team supports not-for-profit organizations focusing on youth and education, environment, and community in the BlueCities we serve. The team organizes and supports community service projects, charitable giving and non-profit partnerships such as KaBOOM!, which builds, opens and improves playgrounds to benefit millions of young children, and Soar with Reading, which works to get books into the hands of children who need them most including free book vending machines.
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
•USO Center T5/JFK - Continuing our tradition of proudly supporting the men, women and families of the U.S. military, in September 2014 we opened a USO Center in T5 at JFK. The USO Center is open seven days a week, 365 days per year for military members and their families traveling on any airline at JFK, not just JetBlue. This USO Center is fully stocked with computers, televisions, gaming devices/stations, furniture, iPads, food, beverages and much more. In conjunction with leading airport design firm Gensler, Turner Construction Company, the PANYNJ and more than 28 contractors and individual donors, 100% of the space, services, labor and materials were donated to ensure the USO Center would be free of any financial burden. Crewmembers donate time to help run the USO Center.
•T5 Farm - Creating a healthier airport environment is a core pillar of JetBlue's sustainability philosophy. Through a partnership with TERRA brand and support from GrowNYC and the PANYNJ, we created the T5 Farm, a blue potato farm and produce garden on the roof of T5. The T5 Farm aims to serve as an agricultural and educational resource for the community, as well as a mechanism to absorb rainwater and runoff, reducing the possibility of flooding in the adjacent areas. Produce from the T5 Farm is donated to local food pantries.

REGULATION
Airlines are heavily regulated, with rules and regulations set by various federal, state and local agencies. We also operate under specific regulations due to our operations within the high density airspace of the northeast U.S. Most of our airline operations are regulated by U.S. governmental agencies including:
DOT - The DOT primarily regulates economic issues affecting air service including, but not limited to, certification and fitness, insurance, consumer protection and competitive practices. They set the requirement that carriers cannot permit domestic flights to remain on the tarmac for more than three hours. The DOT also requires that the advertised price for an airfare or a tour package including airfare (such as a hotel/air vacation package) has to be the total price to be paid by the Customer, including all government taxes and fees. It has the authority to investigate and institute proceedings to enforce its economic regulations and may assess civil penalties, revoke operating authority and seek criminal sanctions.

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
Taxes & Fees - The airline industry is one of the most heavily taxed in the U.S., with taxes and fees accounting for approximately 17% of the total fare charged to a Customer. Airlines are obligated to fund all of these taxes and fees regardless of their ability to pass these charges on to the Customer. The September 11 Security Fee which is set by the TSA and is passed through to the Customer, is currently $5.60 per enplanement, regardless of the number of connecting flights and a round trip fee is limited to a maximum of $11.20. Effective December 28, 2015, the Animal and Plant Health Inspection Service Aircraft Inspection fee increased from $70.75 to $225 per international aircraft arriving in the U.S.
State and Local - We are subject to state and local laws and regulations in a number of states in which we operate and the regulations of various local authorities operating the airports we serve.
Airport Access - JFK, LaGuardia, and Ronald Reagan Washington National Airport, or Reagan National, are slot-controlled airports subject to the "High Density Rule" and successor rules issued by the FAA, or Slots. These rules were implemented due to the high volume of traffic at these popular airports located in the northeast corridor airspace. The rules limit the air traffic in and out of these airports during specific times; however, even with the rules in place, delays remain among the highest in the nation due to continuing airspace congestion. We additionally have Slots at other Slot-controlled airports governed by unique local ordinances not subject to the High Density Rule, including Westchester County Airport in White Plains, NY and Long Beach (California) Municipal Airport. We started flying to Atlanta in the first half of 2017 and were not granted the agreed upon number of gates as originally promised, another common issue at certain airports.
Airport Infrastructure - The northeast corridor of the U.S. contains some of the most congested airspaces in the world. The airports in this region are some of the busiest in the country, the majority of which are more than 60 years old. Due to high usage and aging infrastructure, issues arise at these airports that are not necessarily seen in other parts of the country. At JFK, the completion of high-speed taxiways, in addition to the runway renovations finished in 2015, enables landing aircraft the ability to exit the runway faster. We renovated our lobby layout as part of our self-service initiative with our new user friendly kiosks. At LaGuardia, in late 2017 we moved from Central Terminal B to the historic Marine Air Terminal A. The Marine Air Terminal has a beautiful historic design which we plan to honor while adding our own modern touches to create an airport experience in line with the award-winning service our Customers receive onboard. We expect out makeover of the Terminal to continue into 2018 and to include updated and additional concessions post-security, more seating, and technology upgrades. The Terminal is scheduled to feature an expanded check-in area with self-bag-tagging kiosks and a dedicated TSA Pre-Check lane with JetBlue as the main tenant, occupying four gates.
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
The Airport Noise and Capacity Act of 1990 recognizes the right of airport operators with special noise problems to implement local noise abatement procedures as long as those procedures do not interfere unreasonably with the interstate and foreign commerce of the national air transportation system. Certain airports, including San Diego and Long Beach airports in California, have established restrictions to limit noise which can include limits on the number of hourly or daily operations and the time of such operations. These limitations are intended to protect the local noise-sensitive communities surrounding the airport. Our scheduled flights at Long Beach and San Diego are in compliance with the noise curfew limits, but on occasion when we experience irregular operations, we may violate these curfews. In 2017, we entered into an agreement with the Long Beach City Prosecutor which requires us to pay a $6,000 fine per violation. The payments resulting from curfew violations go to support the Long Beach Public Library Foundation. This local ordinance has not had, and we believe it will not have, a negative effect on our operations.
We report annually on environmental, social, governance (ESG) issues and our response to them uses the Sustainable Accounting Standards Board (SASB) framework. The report can be found on our Investor Relations website at http://blueir.investproductions.com
In 2017, JetBlue focused our sustainability efforts on three areas: Climate Leadership, Sustainable Operations, and Sustainable Tourism. Climate Leadership encompasses climate change related risk and greenhouse gases associated with the burning of jet fuel, our biggest environmental impact and regulatory exposure. Sustainable Operations encompasses implementation of operational change and new technologies to reduce our cost of natural resources associated with the operations. Sustainable Tourism encompasses commercial and environmental research to forecast future demand for tourism. more can be found on www.jetblue.com/green/
During 2016, we entered into a partnership to buy renewable jet fuel produced from plant derived oils.  This marked the largest, long-term, commitment globally by any airline for a jet fuel based on fatty acids. Early engagement with a renewable jet fuel supply positions JetBlue to reduce costs associated with CO2 emissions.
Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit GHG emissions, including our aircraft and diesel engine emissions. In October 2016, the International Civil Aviation Organization (“ICAO”) passed a resolution adopting the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), which is a global, market-based emissions offset program to encourage carbon-neutral growth beyond 2020. CORSIA is scheduled to take effect by 2021. ICAO continues to develop details regarding implementation, but we believe compliance with CORSIA will increase our operating costs.
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
As of December 31, 2017, our debt of $1.2 billion accounted for 21% of our total capitalization. In addition to long-term debt, we have a significant amount of other fixed obligations under operating leases related to our aircraft, airport terminal space, airport hangers, other facilities and office space. As of December 31, 2017, future minimum payments under noncancelable leases and other financing obligations were approximately $3.3 billion for 2018 through 2022 and an aggregate of $1.6 billion for the years thereafter. T5 at JFK is under a lease with the PANYNJ that ends on the 28th anniversary of the date of beneficial occupancy of T5i. The minimum payments under this lease are being accounted for as a financing obligation and have been included in the future minimum payment totals above.
As of December 31, 2017, we had commitments of approximately $7.3 billion to purchase 119 additional aircraft, ten spare engines and various aircraft modifications through 2024, including estimated amounts for contractual price escalations. We may incur additional debt and other fixed obligations as we take delivery of new aircraft or finance unencumbered aircraft in our fleet and other equipment and continue to expand into new or existing markets. In an effort to limit the incurrence of significant additional debt, we may seek to defer some of our scheduled deliveries, sell or lease aircraft to others, or pay cash for new aircraft, to the extent necessary or possible. The amount of our existing debt, and other fixed obligations, and potential increases in the amount of our debt and other fixed obligations could have important consequences to investors and could require a substantial portion of cash flows from operations for debt service payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes.
Our level of debt and other fixed obligations could:
•impact our ability to obtain additional financing to support capital expansion plans and for working capital and other purposes on acceptable terms or at all;
•divert substantial cash flow from our operations, execution of our commercial initiatives and expansion plans in order to service our fixed obligations;
•require us to incur significantly more interest expense than we currently do if rates were to increase, since approximately 15% of our debt has floating interest rates; and
•place us at a possible competitive disadvantage compared to less leveraged competitors and competitors with better access to capital resources or more favorable financing terms.
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
Our maintenance costs will increase as our fleet ages. In the past, we have incurred lower maintenance expenses because most of the parts on our aircraft were under multi-year warranties, but many of these warranties have expired. If any maintenance provider with whom we have a flight hour agreement fails to perform or honor such agreements, we could incur higher interim maintenance costs until we negotiate new agreements.
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
In general, unionization has increased costs in the airline industry. On April 22, 2014, approximately 74% of our pilots voted to be represented by the Airlines Pilot Association, or ALPA. During 2015, we began negotiations with the union regarding a collective bargaining agreement which remain ongoing. If we are unable to reach agreement on the terms of a collective bargaining agreement, or we experience wide-spread Crewmember dissatisfaction, we could be subject to adverse actions. In December 2017, the Transport Workers Union of America (TWU) filed for an election, the next step in its long-running effort to unionize our Inflight workgroup. Any of these events could result in increased labor costs or reduced efficiency, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
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

We have expanded and expect to continue to expand our service to countries in the Caribbean and Latin America, some of which have less developed legal systems, financial markets, and business and political environments than the United States, and therefore present greater political, legal, regulatory, economic and operational risks.  We emphasize legal compliance and have implemented and continue to implement and refresh policies, procedures and certain ongoing training of Crewmembers with regard to business ethics and compliance, anti-corruption policies and many key legal requirements; however, there can be no assurance our Crewmembers or third party service providers in such locations will adhere to our code of business conduct, anti-corruption policies, other Company policies, or other legal requirements.  If we fail to enforce our policies and procedures properly or maintain adequate record-keeping and internal accounting practices to accurately record our transactions, we may be subject to sanctions.  In the event we believe or have reason to believe our Crewmembers have or may have violated applicable laws or regulations, we may be subject to investigation costs, potential penalties and other related costs which in turn could negatively affect our reputation, and our results of operations and cash flow.
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
The second half of 2017 had unprecedented weather events, particularly in Florida and the Caribbean. Hurricanes Irma and Maria resulted in over 2,500 canceled flights or 3% of departures. Following large weather events, it is common to see lingering demand impact similar to what we experienced in New York, following superstorm Sandy in 2012. In the Caribbean, we believe the full recovery in Puerto Rico, in the wake of Hurricane Maria, will take several more months.
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
In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hactivists, state-sponsored intrusions, industrial espionage, employee malfeasance and human or technological error. High-profile security breaches at other companies and in government agencies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyberattacks targeting businesses such as ours. Computer hackers and others routinely attempt to breach the security of technology products, services and systems, and to fraudulently induce employees, customers, or others to disclosure information or unwittingly provide access to systems or data. We make extensive use of online services and centralized data processing, including through third party service providers or business providers. The secure maintenance and transmission of Customer and Crewmember information is a critical element of our operations. Our information technology and other systems and those of service providers or business partners, that maintain and transmit customer information, may be compromised by a malicious third party penetration of our network security, or of a business partner, or impacted by deliberate or inadvertent actions or inactions by our Crewmembers, or those of a business partner. The risk of cyberattacks to our Company also includes attempted breaches of contractors, business partners, vendors and other third parties. As a result, personal information may be lost, disclosed, accessed or taken without consent.
We transmit confidential credit card information by way of secure private retail networks and rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission and storage of confidential information. The Company has made significant efforts to secure its computer network. If any compromise of our security or computer network were to occur, it could have a material adverse effect on the reputation, business, operating results and financial condition of the Company, and could result in a loss of Customers. Additionally, any material failure by the Company to achieve or maintain compliance with the Payment Card Industry, or PCI, security requirements or rectify a security issue may result in fines and the imposition of restrictions on the Company's ability to accept credit cards as a form of payment.

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
The Company is subject to increasing legislative, regulator and customer focus on privacy issues and data security. Our business requires the appropriate and secure utilization of Customer, Crewmember, business partner and other sensitive information. We cannot be certain that advances in criminal capabilities (including cyber-attacks or cyber intrusions over the Internet, malware, computer viruses and the like), discovery of new vulnerabilities or attempts to exploit existing vulnerabilities in our systems, other data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology protecting the networks that access and store sensitive information. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.
Furthermore, there has been heightened legislative and regulatory focus on data security in the U.S. and abroad, including requirements for varying levels of customer notification in the event of a data breach.Many of our commercial partners, including credit card companies, have imposed data security standards that we must meet. In particular, we are required by the Payment Card Industry Security Standards Council, founded by the credit card companies, to comply with their highest level of data security standards. The Company will continue its efforts to meet its privacy and data security obligations; however, it is possible that certain new obligations may be difficult to meet and could increase the Company's costs.
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
At present, we have existing aircraft commitments through 2024. As technological evolution occurs in our industry, through the use of composites and other innovations, we may be competitively disadvantaged because we have existing extensive fleet commitments that would prohibit us from adopting new technologies on an expedited basis.

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

We may be affected by global climate change or by legal, regulatory or market responses to such change.
Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas ("GHG") emissions, including our aircraft emissions. In October 2016, the ICOA passed a resolution adopting the Carbon Offsetting and Reduction Scheme for International Aviation ("CORSIA"), which is a global, market-based emissions offset program to encourage carbon-neutral grown beyond 2020. CORISA is scheduled to take effect by 2021. ICAO continues to develop details regarding implementation, but we believe compliance with CORSIA will increase our operating costs.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Aircraft
As of December 31, 2017, we operated a fleet consisting of 53 Airbus A321 aircraft, 130 Airbus A320 aircraft and 60 Embraer E190 aircraft as summarized below:

Aircraft	Seating Capacity		Owned	Capital Leased	Operating Leased	Total	Average Age in Years
Airbus A320	150	(1)	114	4	12	130	12.3
Airbus A321	200 / 159	(2)	49	2	2	53	1.9
Embraer E190	100		30	—	30	60	9.2
			193	6	44	243	9.2
(1) During 2017, we completed the buyout of three of our aircraft leases.
(2) Our Airbus A321 with a single cabin layout has a seating capacity of 200 seats. Our Airbus A321 with our Mint™ premium service has a seating capacity of 159 seats.
As of December 31, 2017, our aircraft leases had an average remaining term of approximately 6 years, with expiration dates between 2018 and 2028. We have the option to extend most of these leases for additional periods or to purchase the aircraft at the end of the related lease term. We have 74 owned aircraft subject to secured debt financing; 119 of our owned aircraft and 37 owned spare engines are unencumbered.
In July 2016, we amended our purchase agreement with Airbus by adding 30 incremental Airbus A321 aircraft deliveries between 2017 and 2023; 15 of these aircraft are scheduled to be A321ceo to be delivered between 2017 and 2019 and the remaining 15 are scheduled to be A321neos to be delivered between 2020 and 2023.
We amended our purchase agreement with Airbus in April 2017. The amendment changed the timing of several of our Airbus A321ceo and Airbus A321neo deliveries. We deferred eight A321neo deliveries from 2019 to 2023 and five from 2020 to 2024. We also moved up the delivery of three A321ceo aircraft from 2019 to 2018, while deferring three A321neo deliveries to 2019. We retain flexibility to make further changes in our order book. We have the option to take certain A321neo deliveries with the long range configuration, the A321-LR.
As of December 31, 2017, we had 119 aircraft on order scheduled for delivery through 2024. Our future aircraft delivery schedule is as follows:

Year	Airbus A320neo	Airbus A321ceo	Airbus A321neo	Embraer 190	Total
2018	—	10	—	—	10
2019	—	—	13	—	13
2020	6	—	7	10	23
2021	16	—	4	7	27
2022	3	—	17	7	27
2023	—	—	14	—	14
2024	—	—	5	—	5
Total	25	10	60	24	119
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
A summary of our most significant lease agreements are:
•JFK - We have a lease agreement with the PANYNJ for T5 and T5i. We have the option to terminate the agreement in 2033, five years prior to the end of the original scheduled lease term of October 2038. In December 2010, we executed a supplement to this lease agreement for the T6 property, our original base of operations at JFK, for a term of five years, which afforded us the exclusive right to develop on the T6 property. T5i, our expansion of T5 that we use as an international arrivals facility opened to Customers in November 2014. Another supplement of the original T5 lease was executed in 2013. The lease, as amended, now incorporates a total of approximately 19 acres of space for our T5 facilities.
•Boston - We had an initial five year lease agreement with Massport for five gates in Terminal C that started on May 1, 2005 and allowed JetBlue to grow to 11 gates by 2008. We negotiated an extension as of May 1, 2010 whereby the lease had 20 successive one-year automatic renewals, each from May 1 through to April 30. With the continued growth of our operations in Boston, we increased the number of leased gates from Massport to 16 and signed an amendment in May 2014 to lease an additional eight gates and related support spaces in Terminal C that were previously occupied by United Airlines. We further amended our lease in December 2017, which allows us to gradually lease up to six additional gates.  and related support spaces. As of December 31, 2017, we leased 25 gates in Boston.
We have entered into use arrangements at each of the airports we serve providing for the non-exclusive use of runways, taxiways and other airport facilities. Landing fees under these agreements are typically based on the number of aircraft landings and the weight of the aircraft.
Other
We lease the following hangars and airport support facilities at our focus cities:
•New York - At JFK we have a ground lease agreement which expires in 2030 for an aircraft maintenance hangar, an adjacent office and warehouse facility, including a storage facility for aircraft parts. These facilities accommodate our technical support operations. We also lease a building from the PANYNJ which is mainly used for ground equipment maintenance work.
•Boston - We have a ground lease agreement which expires in 2022 for a building which includes an aircraft maintenance hangar and support space. We also have a lease for a facility to accommodate our ground support equipment maintenance.
•Orlando - We have a ground lease agreement for a hanger which expires in 2035. We also occupy a training center, JetBlue University, with a lease agreement expiring in 2035 which we use for the initial and recurrent training of our pilots and in-flight Crewmembers, as well as support training for our technical operations and airport Crewmembers. This facility is equipped with seven full flight simulators, ten cabin trainers, a training pool, classrooms and support areas. In 2015, we opened the Lodge at OSC which is adjacent to JetBlue University and is used for lodging our Crewmembers when they attend training.

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

	High	Low
2017 Quarter Ended
March 31	$22.78	$18.86
June 30	23.36	20.51
September 30	23.75	18.25
December 31	22.58	18.51
2016 Quarter Ended
March 31	$23.37	$19.34
June 30	21.33	15.15
September 30	18.71	15.76
December 31	22.79	16.93
As of January 31, 2018, there were approximately 433 holders of record of our common stock.
We have not paid cash dividends on our common stock and have no current intention to do so. Any future determination to pay cash dividends would be at the discretion of our Board of Directors, subject to applicable limitations under Delaware law. This decision would be dependent upon our results of operations, financial condition and other factors deemed relevant by our Board of Directors.
Purchases of Equity Securities by the Issuer and Affiliated Purchases
In September 2015, the Board of Directors authorized a three year share repurchase program starting in 2016, of up to $250 million worth of JetBlue common stock. This authorization replaced our prior 2012 authorization. On December 7, 2016, the Board approved changes to our share repurchase program to increase the aggregate authorization to $500 million worth of JetBlue common stock, and extended the term of the program through December 31, 2019. The 2015 authorization was completed during the three months ended September 30, 2017 and no shares were repurchased during the three months ended December 2017.
On December 8, 2017, the Board of Directors approved a two year share repurchase authorization starting on January 1, 2018, of up to $750 million worth of JetBlue common stock. The authorization can be executed through repurchases in open market transactions pursuant to Rules 10b-18 and/or 10b5-1 of the Securities and Exchange Act of 1934, as amended, and/or one or more privately-negotiated accelerated stock repurchase transactions. We may adjust or change our share repurchase practices based on market conditions and other alternatives.

Stock Performance Graph
This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.
The following line graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s 500 Stock Index and the NYSE Arca Airline Index from December 31, 2013 to December 31, 2017. The comparison assumes the investment of $100 in our common stock and in each of the foregoing indices and reinvestment of all dividends. The stock performance shown represents historical performance and is not representative of future stock performance.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
JetBlue Airways Corporation	$100	$186	$265	$263	$262
S&P 500 Stock Index	100	111	111	121	145
NYSE Arca Airline Index	100	149	125	159	167

ITEM 6.    SELECTED FINANCIAL DATA

The following financial information for each of the prior five years ending on December 31 has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Report.

(in millions except per share data)	2017	2016	2015	2014	2013
Statements of Operations Data
Operating revenues	$7,015	$6,632	$6,416	$5,817	$5,441
Operating expenses:
Aircraft fuel and related taxes	1,363	1,074	1,348	1,912	1,899
Salaries, wages and benefits	1,887	1,698	1,540	1,294	1,135
Landing fees and other rents	397	357	342	321	305
Depreciation and amortization	446	393	345	320	290
Aircraft rent	100	110	122	124	128
Sales and marketing	267	259	264	231	223
Maintenance, materials and repairs	622	563	490	418	432
Other operating expenses	933	866	749	682	601
Total operating expenses	6,015	5,320	5,200	5,302	5,013
Operating income	1,000	1,312	1,216	515	428
Other income (expense)(1)	(79)	(96)	(119)	108	(149)
Income before income taxes	921	1,216	1,097	623	279
Income tax expense (benefit)(2)	(226)	457	420	222	111
Net income	$1,147	$759	$677	$401	$168
Earnings per common share:
Basic	$3.49	$2.32	$2.15	$1.36	$0.59
Diluted(2)	$3.47	$2.22	$1.98	$1.19	$0.52
Other Financial Data:
Operating margin	14.3%	19.8%	19.0%	8.9%	7.9%
Pre-tax margin(1)	13.1%	18.3%	17.1%	10.7%	5.1%
Ratio of earnings to fixed charges	6.23x	7.03x	5.71x	3.59x	2.05x
Net cash provided by operating activities	$1,398	$1,632	$1,598	$912	$758
Net cash used in investing activities	(975)	(1,045)	(1,134)	(379)	(476)
Net cash used in financing activities	(553)	(472)	(487)	(417)	(239)
(1) In 2014, we had a gain of $241 million from the sale of LiveTV. Pre-tax margin excluding the gain on the sale of LiveTV is 6.6%.
(2) Our 2017 results include a $570 million tax benefit, or $1.72 of diluted earnings per share, from the remeasurement of our deferred taxes to reflect the impact of the enactment of the Tax Cuts and Jobs Act of 2017.

(in millions)	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$303	$433	$318	$341	$225
Investment securities	392	628	607	427	516
Total assets(1)	9,781	9,323	8,499	7,643	7,203
Total long-term debt and capital leases	1,199	1,384	1,827	2,211	2,558
Common stockholders’ equity	4,834	4,013	3,210	2,529	2,134

	2017	2016	2015	2014	2013
Operating Statistics:
Revenue passengers (thousands)	40,038	38,263	35,101	32,078	30,463
Revenue passenger miles (millions)	47,240	45,619	41,711	37,813	35,836
Available seat miles (ASMs) (millions)	56,007	53,620	49,258	44,994	42,824
Load factor	84.3%	85.1%	84.7%	84.0%	83.7%
Aircraft utilization (hours per day)	11.7	12.0	11.9	11.8	11.9
Average fare	$157.07	$157.14	$167.89	$166.57	$163.19
Yield per passenger mile (cents)	13.31	13.18	14.13	14.13	13.87
Passenger revenue per ASM (cents)	11.23	11.21	11.96	11.88	11.61
Operating revenue per ASM (cents)	12.53	12.37	13.03	12.93	12.71
Operating expense per ASM (cents)	10.74	9.92	10.56	11.78	11.71
Operating expense per ASM, excluding fuel(2)	8.30	7.92	7.82	7.53	7.28
Departures	353,681	337,302	316,505	294,800	282,133
Average stage length (miles)	1,072	1,093	1,092	1,088	1,090
Average number of operating aircraft during period	233.5	218.9	207.9	196.2	185.2
Average fuel cost per gallon, including fuel taxes	$1.72	$1.41	$1.93	$2.99	$3.14
Fuel gallons consumed (millions)	792	760	700	639	604
Average number of full-time equivalent Crewmembers(3)	17,118	15,696	14,537	13,280	12,447
(1)Retrospective application to all prior periods as required under ASU 2015-17 Income Taxes, Balance Sheet Classification of Deferred Taxes. See Note 1 to the Consolidated Financial Statements for additional information.
(2)Refer to our “Regulation G Reconciliation” section for more information on this non-GAAP measure.
(3)Excludes results of operations and employees of LiveTV, LLC, which were unrelated to our airline operations and are immaterial to our consolidated operating results. As of June 10, 2014, employees of LiveTV, LLC were no longer part of JetBlue.

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
•Operating expense per available seat mile, excluding fuel - Operating expenses, less aircraft fuel and other non-airline expenses, divided by available seat miles.
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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
In 2017, we experienced the persistent competitiveness of the airline industry. Even with these external factors, 2017 was one of the most profitable years in our history. We generated operating revenue growth of almost 5.8% year-over-year. We remain committed to striving to deliver a safe and reliable JetBlue Experience for our Customers and increasing returns for our Shareholders. We believe our continued focus on cost discipline, product innovation and network enhancements, combined with our commitment to service excellence, will drive our future success.
2017 Highlights
•We generated over $7.0 billion in operating revenue, an increase of $383 million compared to 2016 due primarily to a 4.6% increase in revenue passengers.
•Our earnings per diluted share were $3.47, including a benefit from tax reform of $570 million or $1.72.
•We generated $1.4 billion in cash from operations. The significant amount of cash we generated provided the opportunity to pay cash for all 2017 aircraft deliveries, buy out three aircraft leases, reduce existing debt balances and execute share repurchases.
•Operating expenses per available seat mile increased 8.2% to 10.74 cents, primarily driven by an increase in aircraft fuel expenses. Excluding fuel and related taxes, as well as operating expenses related to our non-airline operations, our cost per available seat mile increased 4.8% in 2017. Effective January 1, 2017, non-management profit sharing eligible Crewmembers received an 8% raise and a modified profit sharing plan. We believe this recognition and change to our compensation structure reflects industry trends and ensures that our Crewmember compensation and rewards are fair and competitive.
Company Initiatives
Balance Sheet
We ended the year with unrestricted cash, cash equivalents and short-term investments of $693 million and undrawn lines of credit of approximately $625 million. In June 2017, Moody's Investor Service upgraded our debt rating to Ba1 from Ba3 with a stable outlook reflecting the strength of our financial position. In November 2017, Standard & Poor's Rating Services upgraded our debt rating to BB from BB- with a stable outlook. At December 31, 2017, unrestricted cash, cash equivalents and short-term investments was approximately 10% of trailing twelve months revenue. We reduced our overall debt and capital lease obligations by $185 million. As a result, three aircraft became unencumbered. We increased the number of unencumbered aircraft in 2017 bringing total unencumbered aircraft to 119 and spare engines to 37 as of December 31, 2017. During 2017, we acquired approximately 18.7 million shares of our common stock for approximately $380 million under our share repurchase program.
Aircraft and Airport Infrastructure Investments
During 2017, we took delivery of 16 Airbus A321 aircraft, all of which were purchased with cash.
In November 2015, we unveiled Phase I of our $50 million Terminal C upgrade at Boston Logan International Airport. This upgrade included new kiosks and ticket counters. At December 31, 2017 twenty-five kiosks and thirty check-in counters were in use in the North Pod of the terminal. Phase II of the upgrade, funded by the Massachusetts Port Authority, or Massport, was completed on the South Pod in 2016, mirroring the check-in experience of the North Pod. Updated digital flight information displays and a connector between Terminal C and international flights at Terminal E were also completed during 2016.
We introduced self-tagging kiosks to nine BlueCities in 2017: Boston, Newark, Atlanta, Long Beach, Los Angeles, Buffalo, Jacksonville, Orlando and La Guardia. These kiosks helped streamline the airport experience for our Customers and we plan to continue the improvements to other BlueCities in 2018.
Network
As part of our ongoing network initiatives and route optimization efforts, we continued to make schedule and frequency adjustments throughout 2017. During 2017, we added Atlanta to our growing network. Due to the unprecedented weather in Puerto Rico and throughout the Caribbean, we temporarily redeployed inbound leisure flying to other destinations. We expect to return to a full operation by the end of 2018. We will also continue to watch booking trends closely and expect to adjust our plans as needed. We also added new routes between existing BlueCities.

Outlook for 2018
We believe we will improve our long term return for Shareholders as we implement our structural cost initiatives. We plan to add new destinations and route pairings based upon market demand. We are continuously looking to expand our other ancillary revenue opportunities, improve our TrueBlue® loyalty program and deepen our portfolio of commercial partnerships. As in the past, we intend to invest in infrastructure and product enhancements, which we believe will enable us to reap future benefits. We also plan to continue to strengthening the balance sheet.
We will adopt the requirements of ASU 2014-09, Revenue from Contracts with Customers topic of the Codification, as of January 1, 2018 utilizing the full retrospective method of transition. Please see Note 1 on the specific changes related to revenue recognition.
The Tax Cuts and Jobs Act of 2017, or The Act, was enacted on December 22, 2017. The Act made significant changes to the Federal tax code, including a reduction in the Federal corporate statutory rate from 35% to 21%. The Act also made changes to the Federal taxation of foreign earnings, to the timing of recognition of certain revenue and expenses, and the deductibility of certain business expenses. During 2018, the Company will continue to gain a more thorough understanding of The Act and additional regulatory guidance that may be issued. As a result of The Act, we expect the reduction in the corporate tax rate will result in an effective annual tax rate for JetBlue between 24% to 26%. However, the actual tax rate could differ due to a number of factors.
For the full year 2018, we estimate our operating capacity will increase by approximately 6.5% to 8.5% over 2017 with the addition of 10 Airbus A321 aircraft to our operating fleet. We are expecting our cost per available seat mile, excluding fuel and related taxes, and operating expenses related to other non-airline expenses, for 2018 to increase by between approximately (1.0)% to 1.0% over the level in 2017.

RESULTS OF OPERATIONS
Year 2017 compared to Year 2016
Overview
We reported net income of $1.1 billion, operating income of $1.0 billion and operating margin of 14.3% for the year ended December 31, 2017. This compares to net income of $759 million, operating income of $1,312 million and operating margin of 19.8% for the year ended December 31, 2016. Diluted earnings per share were $3.47 for 2017 compared to $2.22 for the same period in 2016. This included a benefit from tax reform of $570 million or $1.72 per share.
Approximately 75% of our operations are centered in and around the heavily populated northeast corridor of the U.S., which includes the New York and Boston metropolitan areas. During the third quarter of 2017, we saw unprecedented weather challenges for JetBlue and the entire airline industry, with two large hurricanes impacting our network. We estimate that, due to the severe hurricane season, revenue was negatively impacted by approximately $110 million for the full year 2017. Revenue per available seat mile (RASM) was negatively impacted by approximately 0.3 points for the full year by the hurricanes. Operating income was negatively impacted by approximately $82 million.

Operating Revenues

(revenues in millions; percent changes based on unrounded numbers)			Year-over-Year Change
	2017	2016	$	%
Passenger revenue	$6,288	$6,013	275	4.6
Other revenue	727	619	108	17.3
Operating revenues	7,015	6,632	383	5.8

Average fare	$157.07	$157.14	(0.08)	—
Yield per passenger mile (cents)	13.31	13.18	0.13	1.0
Passenger revenue per ASM (cents)	11.23	11.21	0.02	0.1
Operating revenue per ASM (cents)	12.53	12.37	0.16	1.3
Average stage length (miles)	1,072	1,093	(21)	(1.9)
Revenue passengers (thousands)	40,038	38,263	1,775	4.6
Revenue passenger miles (millions)	47,240	45,619	1,621	3.6
Available seat miles (ASMs) (millions)	56,007	53,620	2,387	4.5
Load factor	84.3%	85.1%		(0.8)	pts
Passenger revenue accounted for 89.6% of our total operating revenue for the year ended December 31, 2017. In addition to seat revenue, passenger revenue includes revenue from our ancillary product offerings such as EvenMore™ Space. Revenue generated from international routes, including Puerto Rico, accounted for 28.7% of our passenger revenues in 2017. Revenue is recognized either when transportation is provided or after the ticket or customer credit expires. We measure capacity in terms of available seat miles, which represents the number of seats available for passengers multiplied by the number of miles the seats are flown. Yield, or the average amount one passenger pays to fly one mile, is calculated by dividing Passenger revenue by Revenue passenger miles. We attempt to increase Passenger revenue primarily by increasing our yield per flight which produces higher revenue per available seat mile. Our objective is to optimize our fare mix to increase our overall average fare while continuing to provide our Customers with competitive fares.
In 2017, the increase in Passenger revenue was mainly attributable to a 4.6% increase in revenue passengers. Our largest ancillary product remains the EvenMore™ Space seats, generating approximately $246 million in revenue, an increase of over 3% compared to 2016.
The primary component of Other revenue is fees from reservation changes and excess baggage charged to Customers in accordance with our published policies. We also include the marketing component of TrueBlue® point sales, onboard product sales, ground handling fees of other airlines and rental income.

Operating Expenses

(in millions; per ASM data in cents; percentages based on unrounded numbers)			Year-over-Year Change		per ASM
	2017	2016	$	%	2017	2016	% Change
Aircraft fuel and related taxes	$1,363	$1,074	$289	26.9	2.43	2.00	21.5
Salaries, wages and benefits	1,887	1,698	189	11.1	3.37	3.17	6.4
Landing fees and other rents	397	357	40	11.1	0.71	0.67	6.3
Depreciation and amortization	446	393	53	13.7	0.80	0.73	8.9
Aircraft rent	100	110	(10)	(9.0)	0.18	0.21	(12.9)
Sales and marketing	267	259	8	2.9	0.48	0.48	(1.5)
Maintenance, materials and repairs	622	563	59	10.5	1.11	1.04	5.8
Other operating expenses	933	866	67	7.6	1.66	1.62	3.0
Total operating expenses	$6,015	$5,320	$695	13.1	10.74	9.92	8.2
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes represented 23% of our total operating expenses in 2017 compared to 20% in 2016. The average fuel price increased 21.8% in 2017 to $1.72 per gallon. This was coupled with an increase in our fuel consumption of approximately 32 million gallons. Additional fuel consumption was mainly due to our increase in capacity. Based on our expected fuel volume for 2018, a 10% per gallon increase in the cost of aircraft fuel would increase our annual fuel expense by approximately $170 million.
In 2017, we recorded fuel hedge gains of $15 million compared to $9 million in fuel hedge gains in 2016 which were recorded in Aircraft fuel and related taxes. We did not have any fuel hedging contracts outstanding as of December 31, 2017.
Salaries, Wages and Benefits
Salaries, wages and benefits represent approximately 31% of our total operating expenses in 2017 compared to 32% in 2016. The increase in salaries, wages and benefits was primarily driven by an increase in our Crewmember headcount and an 8% raise for profit sharing eligible Crewmembers effective January 1, 2017 and a modified profit sharing plan.
Our profit sharing is calculated as 10% of adjusted pre-tax income, reduced by Retirement Plus contributions and special items. Profit sharing decreased by $133 million in 2017 compared to 2016, primarily driven by our change in policy. During 2017, the average number of full-time equivalent Crewmembers increased by 9% and the average tenure of our Crewmembers was 6.6 years.
Retirement Plus contributions, which equate to 5% of all of our eligible Crewmembers wages, increased by $13 million and our 3% retirement contribution for a certain portion of our FAA-licensed Crewmembers, which we refer to as Retirement Advantage, increased by approximately $3 million. The increasing tenure of our Crewmembers, rising healthcare costs and efforts to maintain competitiveness in our overall compensation packages will continue to pressure our costs in 2018.
Landing Fees and Other Rents
Landing fees and other rents include landing fees, which are at a premium in the heavily trafficked northeast corridor of the U.S. where approximately 75% of our operations center. Other rents primarily consist of rent for airports in our 101 BlueCities. Landing fees and other rents increased $40 million, or 11.1%, in 2017 primarily due to our increased departures.
Depreciation and Amortization
Depreciation and amortization primarily include depreciation for our owned and capital leased aircraft, engines, and in-flight entertainment systems. Depreciation and amortization increased $53 million, or 13.7%, primarily driven by a 6.7% increase in the average number of aircraft operating in 2017 compared to the same period in 2016.
Maintenance, Materials and Repairs
Maintenance, materials and repairs are generally expensed when incurred unless covered by a long-term flight hour services contract. The average age of our aircraft in 2017 was 9.2 years which is relatively young compared to our competitors. However, as our fleet ages our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our unit costs, as older aircraft require additional, more expensive repairs over time. We had an average of 14.6 additional total operating aircraft in 2017 compared to 2016.

In 2017, Maintenance, materials and repairs increased by $59 million, or 10.5% compared to 2016, primarily driven by increased flight hours on our engine flight-hour based maintenance repair agreements and by the number of airframe heavy maintenance repairs.
Other Operating Expenses
Other operating expenses consist of the following categories: outside services (including expenses related to fueling, ground handling, skycap, security and janitorial services), insurance, personnel expenses, professional fees, onboard supplies, shop and office supplies, bad debts, communication costs and taxes other than payroll and fuel taxes.
In 2017, Other operating expenses increased by $67 million, or 7.6%, compared to 2016, primarily due to an increase in airport services and passenger onboard supplies resulting from an increased number of passengers flown.
Income Taxes
Our effective tax rate was a benefit of 24.5% in 2017, compared to our effective tax rate of 37.6% in 2016. Our effective tax rate decreased primarily due to a one-time benefit of $570 million from the remeasurement of our deferred taxes to reflect the enactment of the Tax Cuts and Jobs Act of 2017.

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
Approximately 77% of our operations are centered in and around the heavily populated northeast corridor of the U.S., which includes the New York and Boston metropolitan areas. During the first quarter of 2015, a series of winter storms impacted the New York and Boston metropolitan areas, with Boston’s Logan Airport experiencing record breaking snowfall totals. Despite the adverse weather conditions, our operational performance improved over prior years with fewer flight cancellations. We estimate that winter storms reduced our operating income by approximately $10 million in the first quarter of 2015.

Operating Revenues

(revenues in millions; percent changes based on unrounded numbers)			Year-over-Year Change
	2016	2015	$	%
Passenger revenue	$6,013	$5,893	$120	2.0
Other revenue	619	523	96	18.5
Operating revenues	6,632	6,416	216	3.4

Average fare	$157.14	$167.89	$(10.75)	(6.4)
Yield per passenger mile (cents)	13.18	14.13	(0.95)	(6.7)
Passenger revenue per ASM (cents)	11.21	11.96	(0.75)	(6.3)
Operating revenue per ASM (cents)	12.37	13.03	(0.66)	(5.0)
Average stage length (miles)	1,093	1,092	1	0.1
Revenue passengers (thousands)	38,263	35,101	3,162	9.0
Revenue passenger miles (millions)	45,619	41,711	3,908	9.4
Available seat miles (ASMs) (millions)	53,620	49,258	4,362	8.9
Load factor	85.1%	84.7%		0.4	pts
Passenger revenue accounted for over 90.7% of our total operating revenues for the year ended December 31, 2016. In addition to seat revenue, passenger revenue includes revenue from our ancillary product offerings such as EvenMore™ Space. Revenue generated from international routes, including Puerto Rico, accounted for 28.4% of our passenger revenues in 2016. Revenue is recognized either when transportation is provided or after the ticket or passenger credit expires. We measure capacity in terms of available seat miles, which represents the number of seats available for passengers multiplied by the number of miles the seats are flown. Yield, or the average amount one passenger pays to fly one mile, is calculated by dividing Passenger revenue by Revenue passenger miles. We attempt to increase Passenger revenue primarily by increasing our yield per flight which produces higher Revenue per available seat mile. Our objective is to optimize our fare mix to increase our overall average fare while continuing to provide our Customers with competitive fares.
In 2016, the increase in Passenger revenue was mainly attributable to a 9.0% increase in revenue passengers and a 6.4% decrease in average fare. Our largest ancillary product was EvenMore™ Space, generating approximately $238 million in revenue, an increase of over 4% compared to 2015.
The primary component of Other revenue is the fees from reservation changes and excess baggage charged to Customers in accordance with our published policies. We also include the marketing component of TrueBlue® point sales, onboard product sales, charters, ground handling fees of other airlines and rental income.
In 2016, Other revenue increased by $96 million compared to 2015. The increase in Other revenue was primarily due to an increase in bag fees partly attributable to a full year of our Fare Options pricing structure compared to half a year during 2015.

Operating Expenses

(in millions; per ASM data in cents; percentages based on unrounded numbers)			Year-over-Year Change		per ASM
	2016	2015	$	%	2016	2015	% Change
Aircraft fuel and related taxes	$1,074	$1,348	(274)	(20.3)	2.00	2.74	(26.8)
Salaries, wages and benefits	1,698	1,540	158	10.2	3.17	3.13	1.2
Landing fees and other rents	357	342	15	4.3	0.67	0.70	(4.2)
Depreciation and amortization	393	345	48	13.9	0.73	0.70	4.7
Aircraft rent	110	122	(12)	(9.6)	0.21	0.25	(17.0)
Sales and marketing	259	264	(5)	(1.7)	0.48	0.54	(9.7)
Maintenance, materials and repairs	563	490	73	14.9	1.04	0.99	5.6
Other operating expenses	866	749	117	15.7	1.62	1.51	6.3
Total operating expenses	$5,320	$5,200	$120	2.3	9.92	10.56	(6.0)
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
Salaries, Wages and Benefits
Salaries, wages and benefits represented approximately 32% of our total operating expenses in 2016 compared to 30% in 2015. The increase in salaries, wages and benefits was primarily driven by profit sharing and an increase in our Crewmember headcount.
Our profit sharing was calculated as 15% of adjusted pre-tax income, reduced by Retirement Plus contributions and special items. Profit sharing increased by $25 million in 2016 compared to 2015, primarily driven by lower aircraft fuel and related taxes and increased revenues. During 2016, the average number of full-time equivalent Crewmembers increased by 8% and the average tenure of our Crewmembers was 6.3 years.
Retirement Plus contributions, which equate to 5% of all of our eligible Crewmembers wages, increased by $4 million and our 3% retirement contribution for a certain portion of our FAA-licensed Crewmembers, which we refer to as Retirement Advantage, increased by approximately $1 million.
Landing Fees and Other Rents
Landing fees and other rents include landing fees, which are at a premium in the heavily trafficked northeast corridor of the U.S. where approximately 77% of our operations centered in 2016. Other rents primarily consisted of rent for airports in our 100 BlueCities. Landing fees and other rents increased $15 million, or 4.3%, in 2016 primarily due to increased departures.
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
Maintenance, Materials and Repairs
Maintenance, materials and repairs are generally expensed when incurred unless covered by a long-term flight hour services contract. The average age of our aircraft in 2016 was 8.9 years which was relatively young compared to our competitors. We had an average of 11 additional total operating aircraft in 2016 compared to 2015. In 2016, Maintenance, materials and repairs increased by $73 million, or 14.9% compared to 2015, primarily driven by increased flight hours on our engine flight-hour based maintenance repair agreements and by the number of airframe heavy maintenance repairs.

Other Operating Expenses
Other operating expenses consist of the following categories: outside services (including expenses related to fueling, ground handling, skycap, security and janitorial services), insurance, personnel expenses, professional fees, onboard supplies, shop and office supplies, bad debts, communication costs and taxes other than payroll and fuel taxes.
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

LIQUIDITY AND CAPITAL RESOURCES
The airline business is capital intensive. Our ability to successfully execute our profitable growth plans is largely dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business depends on maintaining sufficient liquidity. We believe we have adequate resources from a combination of cash and cash equivalents, investment securities on-hand and two available lines of credit. Additionally, as of December 31, 2017, we had 119 unencumbered aircraft and 37 unencumbered spare engines which we believe could be an additional source of liquidity, if necessary.
We believe a healthy liquidity position is a crucial element of our ability to weather any part of the economic cycle while continuing to execute on our plans for profitable growth and increased returns. Our goal is to continue to be diligent with our liquidity, maintaining financial flexibility and allowing for prudent capital spending.
As of December 31, 2017, we had unrestricted cash and cash equivalents of $303 million and short-term investments of $390 million. We believe our current level of unrestricted cash, cash equivalents and short-term investments of approximately 10% of trailing twelve months revenue, combined with our approximately $625 million in available lines of credit and portfolio of unencumbered assets, provides a strong liquidity position and the potential for higher returns on cash deployment. We believe we have taken several important steps during 2017 in solidifying our strong balance sheet and overall liquidity position.
Our highlights for 2017 included:
•Increased the number of unencumbered aircraft from 97 as of December 31, 2016, to 119 as of December 31, 2017. This was principally accomplished by paying cash for the purchase of 16 Airbus A321 aircraft, buying out the leases on three of our aircraft. Three of our Airbus A320 aircraft became unencumbered in 2017 as a result of regularly scheduled debt payments.
•Our adjusted debt to capitalization ratio improved from 35% in 2016 to 28% in 2017.
Analysis of Cash Flows
We had cash and cash equivalents of $303 million as of December 31, 2017. This compares to $433 million and $318 million as of December 31, 2016 and 2015, respectively. We held both short and long term investments in 2017, 2016 and 2015. Our short-term investments totaled $390 million as of December 31, 2017 compared to $538 million and $558 million as of December 31, 2016 and 2015, respectively. Our long-term investments totaled $2 million as of December 31, 2017 compared to $90 million and $49 million as of December 31, 2016 and 2015, respectively.
Operating Activities
Cash flows provided by operating activities totaled approximately $1.4 billion in 2017 and $1.6 billion in each of 2016 and 2015. There was a $234 million decrease in cash flows from operating activities in 2017 compared to 2016 which was primarily driven by a 21.8% increase in the price of fuel, partially offset by a 4.5% increase in capacity during 2017. The $34 million increase in cash flows from operations in 2016 compared to 2015 was primarily a result of a 8.9% increase in capacity and a decrease of 26.9% in the price of fuel which both helped to improve operating cash flows. As of December 31, 2017, our unrestricted cash, cash equivalents and short-term investments as a percentage of trailing twelve months revenue was approximately 10%. We rely primarily on cash flows from operations to provide working capital for current and future operations.

Investing Activities
During 2017, capital expenditures related to our purchase of flight equipment included $128 million for flight equipment deposits, $759 million for the purchase of 16 new Airbus A321 aircraft and the buyout of three aircraft leases, $61 million for spare part purchases, and $156 million for flight equipment work-in-progress. Other property and equipment capital expenditures also included ground equipment purchases and facilities improvements for $98 million. Investing activities also included the net purchase of $236 million in investment securities.
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
During 2015, capital expenditures related to our purchase of flight equipment included $104 million for flight equipment deposits, $450 million for the purchase of 12 new Airbus A321 aircraft, $110 for the buyout of six aircraft leases, $120 million for spare part purchases, and $29 million for flight equipment work-in-progress. Other property and equipment capital expenditures also included ground equipment purchases and facilities improvements for $128 million. Investing activities also included the net purchase of $187 million in investment securities.
We currently anticipate 2018 capital expenditures to be between $900 million and $1.1 billion, including approximately $750 million and $900 million for aircraft and predelivery deposits. The remaining capital expenditures of approximately $150 million to $200 million relate to non-aircraft projects such as our initiative to reduce our structural cost with the goal of saving $250 to $300 million by 2020.
Financing Activities
Financing activities during 2017 consisted of the scheduled repayment of $194 million relating to debt and capital lease obligations, as a result, three aircraft became unencumbered. In addition, we acquired $390 million in treasury shares of which $380 million related to our accelerated share repurchases during 2017. During this period, we realized $47 million in proceeds from the issuance of stock related to employee share-based compensation.
Financing activities during 2016 consisted of the scheduled repayment of $368 million relating to debt and capital lease obligations, as a result, 17 aircraft became unencumbered. In addition, we acquired $134 million in treasury shares of which $120 million related to our accelerated share repurchase in the fourth quarter of 2016. During this period, we realized $45 million in proceeds from the issuance of stock related to employee share-based compensation. During 2016, $86 million of Series B 6.75% convertible debentures were converted by holders, as a result, we issued approximately 17.6 million shares of our common stock.
Financing activities during 2015 consisted of the scheduled repayment of $196 million relating to debt and capital lease obligations. We prepaid $100 million of outstanding principal relating to 10 Airbus A320 aircraft. As a result, four aircraft became unencumbered and six have lower principal balances. We also prepaid the outstanding balance of $32 million on a special facility revenue bond for JFK that was issued by the New York City Industrial Development Agency in December 2006. In addition, we acquired $241 million in treasury shares of which $150 million related to our accelerated share repurchase in June 2015. During this period, we realized $84 million in proceeds from the issuance of stock related to employee share-based compensation. During 2015, $68 million of our Series B 5.5% convertible debentures were converted by holders, as a result, we issued approximately 15 million shares of our common stock.
In November 2015, we filed an automatic shelf registration statement with the SEC. Under this shelf registration statement, we, or one or more selling security holders, have the capacity to offer and sell from time to time common stock, preferred stock, debt securities, depositary shares, warrants, stock purchase contracts, stock purchase units, subscription rights, and pass-through certificates. The net proceeds of any securities we sell under this registration statement may be used for general corporate purposes, including among other possible uses, the acquisition of aircraft and construction of facilities on or near airports, the repayment or repurchase of short-term or long-term debt or lease obligations and other capital expenditures. We may also use the proceeds for temporary investments until we need them for general corporate purposes. We will not receive any of the proceeds from the sale of securities by any selling security holders who may be named in a prospectus supplement. Through to December 31, 2017, we had not issued any securities under this registration statement. We may utilize this universal shelf registration statement, or a replacement filed with the SEC, in the future to raise capital to fund the continued development of our products and services, the commercialization of our products and services or for other general corporate purposes.
None of our lenders or lessors are affiliated with us.

Capital Resources
We have been able to generate sufficient funds from operations to meet our working capital requirements and we have historically paid cash or financed our aircraft through either secured debt or lease financing. As of December 31, 2017, we operated a fleet of 243 aircraft which included 43 Airbus A321 aircraft and 76 Airbus A320 aircraft that were unencumbered. Of our remaining aircraft, 44 were under operating leases, six were financed under capital leases and 80 were financed by private and public secured debt. Additionally we have 37 unencumbered spare engines. Approximately 29% of our property and equipment is pledged as security under various loan arrangements.
Dependent on market conditions, we anticipate using a mix of cash and debt financing for the 10 Airbus A321 aircraft scheduled for delivery in 2018. To the extent we cannot secure financing on terms we deem attractive, we may be required to pay in cash, further modify our aircraft acquisition plans or incur higher than anticipated financing costs. Although we believe debt and/or lease financing should be available to us if needed, we cannot give assurance we will be able to secure financing on terms attractive to us, if at all.
Working Capital
We had a working capital deficit of $1.2 billion as of December 31, 2017 compared to a deficit of $656 million as of December 31, 2016 and a deficit of $902 million as of December 31, 2015. Working capital deficits can be customary in the airline industry since air traffic liability is classified as a current liability. Our working capital deficit increased $379 million in 2017 primarily due to using cash and short-term investments on hand to cover the difference of our cash from operations and our capital expenditures and share repurchases.
In 2012, we entered into a revolving line of credit with Morgan Stanley for up to $100 million which was subsequently increased to $200 million in December 2012. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the borrowing amount may vary accordingly. This line of credit bears interest at a floating rate based upon the London Interbank Offered Rate, or LIBOR, plus a margin. We did not borrow on this facility in 2017 or 2016 and the line was undrawn as of December 31, 2017.
In April 2017, we increased our Credit and Guaranty Agreement with Citibank, N.A. as the administrative agent to $425 million. The term of the Amended and Restated Facility runs through April 6, 2021. Borrowing under the Amended and Restated Facility bears interest at a variable rate equal to LIBOR, plus a margin. The Amended and Restated Facility is secured by Slots at JFK, LaGuardia, Reagan National and certain other assets. The Amended and Restated Facility includes covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under all revolving credit facilities. In addition, the covenants restrict our ability to incur additional indebtedness, issue preferred stock or pay dividends. During 2017 and 2016, we did not borrow on this facility and the line was undrawn as of December 31, 2017.
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
Debt and Capital Leases
As part of our efforts to effectively manage our balance sheet and improve ROIC, we expect to continue to actively manage our debt balances. Our approach to debt management includes managing the mix of fixed vs. floating rate debt, annual maturities of debt and the weighted average cost of debt. We intend to continue to opportunistically pre-purchase outstanding debt when market conditions and terms are favorable as well as when excess liquidity is available. Additionally, our unencumbered assets, including 119 aircraft and 37 engines, allow some flexibility in managing our cost of debt and capital requirements.

CONTRACTUAL OBLIGATIONS
Our noncancelable contractual obligations at December 31, 2017 include:

	Payments due in
(in billions)	Total	2018	2019	2020	2021	2022	Thereafter
Long-term debt and capital lease obligations(1)	$1.4	$0.2	$0.3	$0.2	$0.2	$0.2	$0.3
Lease commitments	1.2	0.2	0.2	0.1	0.1	0.1	0.5
Flight equipment obligations	7.3	0.8	1.0	1.4	1.5	1.5	1.1
Other obligations(2)	2.3	0.5	0.3	0.3	0.2	0.2	0.8
Total	$12.2	$1.7	$1.8	$2.0	$2.0	$2.0	$2.7

(1)	Includes actual interest and estimated interest for floating-rate debt based on December 31, 2017 rates.

(2)	Amounts include noncancelable commitments for the purchase of goods and services.
The interest rates are fixed for $1.1 billion of our debt and capital lease obligations, with the remaining $0.2 billion having floating interest rates. The floating interest rates adjust either quarterly or semi-annually based on LIBOR. The weighted average maturity of all of our debt was six years as of December 31, 2017.
As of December 31, 2017, we were in compliance with all of our covenants in relation to our debt and lease agreements and 29% of our owned property and equipment were pledged as security under various loan agreements.
As of December 31, 2017, we had operating lease obligations for 44 aircraft with lease terms that expire between 2018 and 2028. None of these leases have a variable-rate rent payments which adjust semi-annually based on LIBOR. Our aircraft lease agreements contain termination provisions which include standard maintenance and return conditions. Our policy is to record these lease return conditions when they are probable and the costs can be estimated. We also lease airport terminal space and other airport facilities in each of our markets, as well as office space and other equipment. We have approximately $30 million of restricted assets pledged under standby letters of credit related to certain of our leases which will expire at the end of the related leases. As of December 31, 2017, the average age of our operating fleet was 9.2 years.
Our firm aircraft order as of December 31, 2017 is as follows:

Year	Airbus A320neo	Airbus A321ceo	Airbus A321neo	Embraer 190	Total
2018	—	10	—	—	10
2019	—	—	13	—	13
2020	6	—	7	10	23
2021	16	—	4	7	27
2022	3	—	17	7	27
2023	—	—	14	—	14
2024	—	—	5	—	5
Total	25	10	60	24	119
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
Critical accounting policies and estimates are defined as those that are reflective of significant judgments and uncertainties that could potentially result in materially different results under different assumptions and conditions. The policies and estimates discussed below have been reviewed with our independent registered public accounting firm and with the Audit Committee of our Board of Directors. For a discussion of these and other significant accounting policies, see Note 1 to our consolidated financial statements.
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

Frequent flyer accounting
We utilize a number of estimates in accounting for our TrueBlue® customer loyalty program, or TrueBlue®. We record a liability for the estimated incremental cost of outstanding points earned from JetBlue purchases that we expect to be redeemed. This liability was $37 million and $30 million as of December 31, 2017 and 2016, respectively. The estimated cost includes incremental fuel, insurance, passenger food and supplies, in-flight entertainment and reservation costs. We adjust this liability, which is included in air traffic liability, based on points earned and redeemed, points that will ultimately go unused, or breakage, changes in the estimated incremental costs associated with providing travel and changes in the TrueBlue® program. Customers earn points based on the value paid for a trip rather than the length of the trip and never expire. In addition, there is no longer an automatic generation of a travel award once minimum award levels are reached, but instead the points are maintained in the account until used by the member. Customers can pool points between small groups of people, branded as Family PoolingTM. Periodically we evaluate our assumptions for appropriateness, including comparison of the cost estimates to actual costs incurred as well as the expiration and redemption assumptions to actual experience. Changes in the minimum award levels or in the lives of the awards would also require us to reevaluate the liability, potentially resulting in a significant impact in the year of change as well as in future years.
TrueBlue® points can also be sold to participating companies, including credit card and car rental companies. These sales are accounted for as multiple-element arrangements.
Upon the re-launch of the TrueBlue® program in November 2009, we extended our co-branded credit card and membership rewards participation agreements with American Express®. Under this arrangement, which ended in 2015, we identified two elements, with one element representing the fair value of the travel that will ultimately be provided when the points are redeemed and the other consisting of marketing related activities we conduct with the participating company. The fair value of the transportation portion of these point sales is deferred and recognized as passenger revenue when transportation is provided. The marketing portion, which is the excess of the total sales proceeds over the estimated fair value of the transportation to be provided, is recognized in other revenue when the points are sold.
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
TrueBlue® points sold to participating companies which are not redeemed are recognized as revenue when management determines the probability of redemption is remote. Deferred revenue was $263 million and $211 million at December 31, 2016 and 2015, respectively.
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
Our long-lived assets are evaluated for impairment when events and circumstances indicate the assets may be impaired. Indicators include operating or cash flow losses, significant decreases in market value or changes in technology. As our assets are all relatively new and we continue to have positive operating cash flows, we have not identified any significant impairment related to our long-lived assets at this time.

Intangible assets
Our intangible assets consist of acquired take-off and landing Slots at certain domestic airports. Slots are rights to take-off or land at a specific airport during a specific time period during the day and are a means by which airport capacity and congestion can be managed. The Federal government controls Slots at three domestic airports under the High Density rule, including Reagan National Airport in Washington D.C. and LaGuardia and JFK Airports in New York City. In accounting for our Slot-related intangible assets we make estimates about their expected useful lives. Slots at High Density Airports are indefinite lived intangible assets. Slots at other airports will continue to be amortized on a straight-line basis over their expected useful lives of up to 15 years. Changes in our operations, government regulations or demand for air travel at these airports could result in changes to these estimates.
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
Operating Expenses per Available Seat Mile, excluding fuel
Operating expenses per available seat mile, or CASM, is a common metric used in the airline industry.  Our CASM for 2017 through 2013 are summarized in the table below. We exclude aircraft fuel and related taxes, and operating expenses related to other non-airline expenses, such as JetBlue Technology Ventures, from operating expenses to determine CASM ex-fuel. We believe that CASM ex-fuel provides investors with the ability to measure financial performance excluding items beyond our control, such as fuel costs which are subject to many economic and political factors beyond our control, or not related to the generation of an available seat mile, such as operating expense related to other non-airline expenses. We believe this non-GAAP measure is more indicative of our ability to manage airline costs and is more comparable to measures reported by other major airlines.

Reconciliation of Operating expense per ASM, excluding fuel
(in millions; per ASM data in cents)	2017		2016		2015		2014		2013
	$	per ASM	$	per ASM	$	per ASM	$	per ASM	$	per ASM
Total operating expenses	$6,015	10.74	$5,320	9.92	$5,200	10.56	$5,302	11.78	$5,013	11.71
Less:
Aircraft fuel and related taxes	1,363	2.43	1,074	2.00	1,348	2.74	1,912	4.25	1,899	4.43
Other non-airline expenses	4	0.01	1	—	—	—	—	—	—	—
Operating expenses, excluding fuel	$4,648	8.30	$4,245	7.92	$3,852	7.82	$3,390	7.53	$3,114	7.28

Return on Invested Capital
Return on invested capital, or ROIC, is an important financial metric which we believe provides meaningful information as to how well we generate returns relative to the capital invested in our business. During 2017, our ROIC was 10.3% from 14.3% in 2016, primarily due to fuel prices. We are committed to taking appropriate actions which will allow us to produce returns greater than our cost of capital while adding capacity and continuing to grow.
We believe this non-GAAP measure provides a meaningful comparison of our results to the airline industry and our prior year results. Investors should consider this non-GAAP financial measure in addition to, and not as a substitute for, our financial performance measures prepared in accordance with GAAP.

Reconciliation of Return on Invested Capital (Non-GAAP)
(in millions, except as otherwise noted)	Twelve Months Ended December 31,
	2017	2016
Numerator
Operating Income	$1,000	$1,312
Add: Interest income (expense) and other	6	7
Add: Interest component of capitalized aircraft rent (1)	53	58
Subtotal	1,059	1,377
Less: Income tax expense impact	395	520
Operating Income After Tax, Adjusted	$664	$857

Denominator
Average Stockholders' equity	$4,424	$3,611
Average total debt	1,291	1,606
Capitalized aircraft rent (1)	702	771
Invested Capital	$6,417	$5,988

Return on Invested Capital	10.3%	14.3%

(1) Capitalized Aircraft Rent
Aircraft rent, as reported	$100	$110
Capitalized aircraft rent (7 * aircraft rent) (2)	702	771
Interest component of capitalized aircraft rent (Imputed interest at 7.5%)	53	58
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

Reconciliation of Free Cash Flow (Non-GAAP)
(in millions)	Year Ended December 31,
	2017	2016	2015	2014	2013
Net cash provided by operating activities	$1,398	$1,632	$1,598	$912	$758
Less: Capital expenditures(1)	(1,074)	(850)	(837)	(806)	(615)
Less: Predelivery deposits for flight equipment	(128)	(161)	(104)	(127)	(22)
Free Cash Flow	$196	$621	$657	$(21)	$121
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
Aircraft fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the December 31, 2017 cost per gallon of fuel. Based on projected 2018 fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $170 million in 2018. This is compared to an estimated $133 million for 2017 measured as of December 31, 2016. We did not have any hedge contracts outstanding as of December 31, 2017.
The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $1.1 billion of our debt and capital lease obligations, with the remaining $153 million having floating interest rates. If interest rates were on average 100 basis points higher in 2018 than they were during 2017, our interest expense would increase by approximately $2 million. This is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
If interest rates were an average 10% lower in 2018 than they were during 2017, our interest income from cash and investment balances would decrease by approximately $1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our cash and cash equivalents and short term investment securities balances as of December 31, 2017 and 2016.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of JetBlue Airways Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of JetBlue Airways Corporation (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2001.
New York, New York
February 16, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of JetBlue Airways Corporation

Opinion on Internal Control over Financial Reporting

We have audited JetBlue Airways Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, JetBlue Airways Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated February 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

New York, New York
February 16, 2018

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$303	$433
Investment securities	390	538
Receivables, less allowance (2017-$1; 2016-$5)	245	172
Inventories, less allowance (2017-$14; 2016-$12)	55	47
Prepaid expenses and other	213	213
Total current assets	1,206	1,403
PROPERTY AND EQUIPMENT
Flight equipment	8,980	7,868
Predelivery deposits for flight equipment	204	223
Total flight equipment and predelivery deposits, gross	9,184	8,091
Less accumulated depreciation	2,125	1,823
Total flight equipment and predelivery deposits, net	7,059	6,268
Other property and equipment	1,041	972
Less accumulated depreciation	405	345
Total other property and equipment, net	636	627
Assets constructed for others	561	561
Less accumulated depreciation	207	185
Total assets constructed for others, net	354	376
Total property and equipment, net	8,049	7,271
OTHER ASSETS
Investment securities	2	90
Restricted cash	56	62
Other	468	497
Total other assets	526	649
TOTAL ASSETS	$9,781	$9,323

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2017	2016
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$378	$242
Air traffic liability	1,215	1,120
Accrued salaries, wages and benefits	313	342
Other accrued liabilities	293	321
Current maturities of long-term debt and capital leases	196	189
Total current liabilities	2,395	2,214
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	1,003	1,195
CONSTRUCTION OBLIGATION	441	457
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	1,033	1,354
Other	75	90
Total deferred taxes and other liabilities	1,108	1,444
COMMITMENTS AND CONTINGENCIES (Notes 10 & 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 418 and 414 shares issued and 321 and 337 shares outstanding at 2017 and 2016, respectively	4	4
Treasury stock, at cost; 97 and 77 shares at 2017 and 2016, respectively	(890)	(500)
Additional paid-in capital	2,127	2,050
Retained earnings	3,593	2,446
Accumulated other comprehensive income	—	13
Total stockholders’ equity	4,834	4,013
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,781	$9,323

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
OPERATING REVENUES
Passenger	$6,288	$6,013	$5,893
Other	727	619	523
Total operating revenues	7,015	6,632	6,416
OPERATING EXPENSES
Aircraft fuel and related taxes	1,363	1,074	1,348
Salaries, wages and benefits	1,887	1,698	1,540
Landing fees and other rents	397	357	342
Depreciation and amortization	446	393	345
Aircraft rent	100	110	122
Sales and marketing	267	259	264
Maintenance, materials and repairs	622	563	490
Other operating expenses	933	866	749
Total operating expenses	6,015	5,320	5,200
OPERATING INCOME	1,000	1,312	1,216
OTHER INCOME (EXPENSE)
Interest expense	(95)	(111)	(128)
Capitalized interest	10	8	8
Interest income and other	6	7	1
Total other income (expense)	(79)	(96)	(119)
INCOME BEFORE INCOME TAXES	921	1,216	1,097
Income tax expense (benefit)	(226)	457	420
NET INCOME	$1,147	$759	$677

EARNINGS PER COMMON SHARE
Basic	$3.49	$2.32	$2.15
Diluted	$3.47	$2.22	$1.98

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2017	2016	2015
NET INCOME	$1,147	$759	$677
Changes in fair value of derivative instruments, net of reclassifications into earnings (net of $(8), $8, and $38 of taxes in 2017, 2016 and 2015, respectively)	(13)	16	60
Total other comprehensive income (loss)	(13)	16	60
COMPREHENSIVE INCOME	$1,134	$775	$737

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,147	$759	$677
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(313)	270	377
Depreciation	383	337	288
Amortization	63	56	57
Stock-based compensation	29	23	20
Collateral returned for derivative instruments	—	—	52
Changes in certain operating assets and liabilities:
(Increase) decrease in receivables	(50)	(21)	11
Decrease (increase) in inventories, prepaid and other	15	1	(5)
Increase in air traffic liability	95	67	80
Increase in accounts payable and other accrued liabilities	53	157	64
Other, net	(24)	(17)	(23)
Net cash provided by operating activities	1,398	1,632	1,598
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,074)	(850)	(837)
Predelivery deposits for flight equipment	(128)	(161)	(104)
Purchase of held-to-maturity investments	(207)	(276)	(370)
Proceeds from the maturities of held-to-maturity investments	244	333	313
Purchase of available-for-sale securities	(245)	(597)	(372)
Proceeds from the sale of available-for-sale securities	444	517	242
Other, net	(9)	(11)	(6)
Net cash used in investing activities	(975)	(1,045)	(1,134)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	47	45	84
Repayment of:
Long-term debt and capital lease obligations	(194)	(368)	(328)
Acquisition of treasury stock	(390)	(134)	(241)
Other, net	(16)	(15)	(2)
Net cash used in financing activities	(553)	(472)	(487)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(130)	115	(23)
Cash and cash equivalents at beginning of period	433	318	341
Cash and cash equivalents at end of period	$303	$433	$318

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Common Shares		Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2014	369		$4	59	$(125)	$1,711	$1,002	$(63)	$2,529
Net income	—		—	—	—	—	677	—	677
Other comprehensive income	—		—	—	—	—	—	60	60
Vesting of restricted stock units	2		—	1	(14)	—	—	—	(14)
Exercise of stock options	5		—	—	—	59	—	—	59
Stock compensation expense	—		—	—	—	20	—	—	20
Stock issued under Crewmember stock purchase plan	1		—	—	—	25	—	—	25
Shares repurchased under 2012 share repurchase plan	—		—	10	(227)	—	—	—	(227)
Convertible debt redemption	15		—	—	—	67	—	—	67
Other	—		—	—	—	14	—	—	14
Balance at December 31, 2015	392		$4	70	$(366)	$1,896	$1,679	$(3)	$3,210
Cumulative Effect for the adoption of ASU 2016-09	—	—	—	—	—	—	8	—	8
Net income	—		—	—	—	—	759	—	759
Other comprehensive income	—		—	—	—	—	—	16	16
Vesting of restricted stock units	1		—	1	(14)	—	—	—	(14)
Exercise of stock options	1		—	—	—	10	—	—	10
Stock compensation expense	—		—	—	—	23	—	—	23
Stock issued under Crewmember stock purchase plan	2		—	—	—	35	—	—	35
Shares repurchased under 2016 share repurchase plan	—		—	6	(120)	—	—	—	(120)
Convertible debt redemption	18		—	—	—	86	—	—	86
Balance at December 31, 2016	414		$4	77	$(500)	$2,050	$2,446	$13	$4,013
Net income	—		—	—	—	—	1,147	—	1,147
Other comprehensive loss	—		—	—	—	—	—	(13)	(13)
Vesting of restricted stock units	1		—	1	(10)	—	—	—	(10)
Exercise of stock options	—		—	—	—	4	—	—	4
Stock compensation expense	—		—	—	—	29	—	—	29
Stock issued under Crewmember stock purchase plan	3		—	—	—	44	—	—	44
Shares repurchased under 2016 share repurchase plan	—		—	19	(380)	—	—	—	(380)
Balance at December 31, 2017	418		$4	97	$(890)	$2,127	$3,593	$—	$4,834

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JetBlue Airways Corporation, or JetBlue, is New York's Hometown Airline™. We believe our differentiated product and service offerings combined with our competitive cost advantage enables us to effectively compete in the high-value geography we serve. As of December 31, 2017, we served 101 destinations in 30 states, the District of Columbia, the Commonwealth of Puerto Rico, the U.S. Virgin Islands, and 21 countries in the Caribbean and Latin America. In December 2015, JetBlue created a new wholly-owned subsidiary, JetBlue Technology Ventures, LLC, or JTV. JTV will invest in or partner with emerging companies in the development of innovative products and services within the travel, hospitality and lifestyle industries.

Note 1—Summary of Significant Accounting Policies
Basis of Presentation
JetBlue provides air transportation services across the United States, the Caribbean and Latin America. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., or U.S. GAAP, and include the accounts of JetBlue and our subsidiaries. All majority-owned subsidiaries are consolidated with all intercompany transactions and balances being eliminated.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Held-to-maturity investment securities
Our held-to-maturity investments consist of investment-grade interest bearing instruments, primarily treasury notes and bills, which are stated at amortized cost. We do not intend to sell these investment securities and the contractual maturities are not greater than 24 months. Those with maturities less than twelve months are included in short-term investments on our consolidated balance sheets. Those with remaining maturities in excess of twelve months are included in long-term investments on our consolidated balance sheets. We did not record any material gains or losses on these securities during the years ended December 31, 2017, 2016 or 2015. The estimated fair value of these investments approximated their carrying value as of December 31, 2017 and 2016.
The carrying values of investment securities consisted of the following at December 31, 2017 and 2016 (in millions):

	2017	2016
Available-for-sale securities
Time deposits	$130	$160
Debt Securities	6	—
Treasury bills	—	115
Commercial paper	—	60
Total available-for-sale securities	136	335
Held-to-maturity securities
Treasury notes	220	283
Corporate bonds	36	10
Total held-to-maturity securities	256	293
TOTAL INVESTMENT SECURITIES	$392	$628
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
Software
We capitalize certain costs related to the acquisition and development of computer software. We amortize these costs using the straight-line method over the estimated useful life of the software, which is generally between five and ten years. The net book value of computer software, which is included in other assets on our consolidated balance sheets, was $92 million and $97 million as of December 31, 2017 and 2016, respectively. Amortization expense related to computer software was $41 million, $32 million and $34 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, amortization expense related to computer software is expected to be approximately $37 million in 2018, $28 million in 2019, $11 million in 2020, $7 million in 2021, and $4 million in 2022.
Intangible Assets
Our intangible assets consist primarily of acquired take-off and landing slots, or Slots, at certain domestic airports. Slots are the rights to take-off or land at a specific airport during a specific time period of the day and are a means by which airport capacity and congestion can be managed. We account for Slots at High Density Airports, including Reagan National Airport in Washington, D.C., LaGuardia Airport, and JFK Airport, both in New York City as indefinite life intangible assets which results in no amortization expense. Slots at other airports are amortized on a straight-line basis over their expected useful lives of up to 15 years. We evaluate our intangible assets for impairment at least annually or when events and circumstances indicate they may be impaired. Indicators include operating or cash flow losses as well as significant decreases in market value. As of December 31, 2017 and 2016, our intangible assets for Slots at High Density Airports with indefinite lives was $139 million.
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
Loyalty Program
We account for our customer loyalty program, TrueBlue®, by recording a liability for the estimated incremental cost of outstanding points earned from JetBlue purchases that we expect to be redeemed. The estimated cost includes incremental fuel, insurance, passenger food and supplies, in-flight entertainment and reservation costs. We adjust this liability, which is included in air traffic liability, based on points earned and redeemed, points that will ultimately go unused, or breakage, changes in the estimated incremental costs associated with providing travel and changes in the TrueBlue® program. This liability was $37 million and $30 million as of December 31, 2017 and 2016, respectively. We estimate breakage based on historical point redemptions. In June 2013, we amended the program so points earned by members never expire. Customers earn points based on the value paid for a trip rather than the length of the trip, and Customers can pool points between small groups of people, branded as Family Pooling™. We believe Family Pooling™ has not had a material impact on the breakage calculation.
TrueBlue® points can also be sold to participating companies, including credit card and car rental companies. These sales are accounted for as multiple-element arrangements.
Upon the re-launch of the TrueBlue® program in November 2009, we extended our co-branded credit card and membership rewards participation agreements with American Express®. Under this agreement, which ended in 2015, we identified two elements, with one element representing the fair value of the travel that will ultimately be provided when the points are redeemed and the other consisting of marketing related activities that we conduct with the participating company. The fair value of the transportation portion of these point sales is deferred and recognized as passenger revenue when transportation is provided. The marketing portion, which is the excess of the total sales proceeds over the estimated fair value of the transportation to be provided, is recognized in other revenue when the points are sold.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
TrueBlue® points sold to participating companies which are not redeemed are recognized as revenue when management determines the probability of redemption is remote. Deferred revenue was $263 million and $211 million at December 31, 2017 and 2016, respectively.
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
Advertising Costs
Advertising costs, which are included in sales and marketing, are expensed as incurred. Advertising expense was $66 million in 2017, $65 million in 2016 and $69 million in 2015.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under ASU 2016-02, a lessee will recognize liabilities for lease payments and right-of-use assets representing its right to use the underlying asset for the lease term. While we are still evaluating the full impact of adopting the amendments on our consolidated financial statements and disclosures, we have determined that the most significant impact will be our accounting for leased aircraft and other leasing agreements, requiring the presentation of those leases with durations of greater than twelve months on the balance sheet. See Note 3 with respect to our operating leases not currently presented on the balance sheet. The amendments are effective for fiscal years beginning after December 15, 2018 and includes interim periods within those fiscal years. Early adoption is permitted, and companies are required to use a modified retrospective approach at the earliest period presented.
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
We have closely assessed the new standard and monitored FASB activity, including the interpretations by the FASB Transition Resource Group for Revenue Recognition throughout 2017. In the fourth quarter of 2017, we substantially completed our assessment of the new standard, and we expect to adopt the requirements of ASU 2014-09 as of January 1, 2018 utilizing the full retrospective method of transition. We will record a cumulative adjustment to retained earnings as of January 1, 2016 for the impacts of the new accounting standard.
For JetBlue, we believe the most significant impact of the new standard relates to the accounting for our TrueBlue® Loyalty Program. The standard eliminates the incremental cost method for loyalty program accounting which we previously used. We will be required to re-value the liability for points earned on qualifying JetBlue purchases using a relative fair value approach. The application of a relative fair value approach is expected to increase our air traffic liability by approximately $270 million to $300 million, net of breakage, as of the beginning of the retrospective reporting period.
In addition, we currently have a liability for outstanding points that were earned in conjunction with our previous co-branded credit card agreement had been recorded using the residual method. The new standard does not permit the usage of the residual method for this contract and instead, the transaction price will be allocated to the performance obligations on a relative selling price basis. This change is expected to decrease the relative value allocated to the transportation performance obligation and will result in a decrease of approximately $160 million to $170 million, net of breakage, to the liability as of the beginning of the retrospective reporting period.
Under the new standard, passenger revenue from unused tickets and passenger credits will be recognized in proportion to flown revenue based on estimates of expected expiration or when the likelihood of the Customer exercising their remaining rights becomes remote. Currently, recognition of passenger revenue was at expiration. This change will increase passenger revenue by approximately $20 million to $25 million.
We also expect this standard to result in a change in the timing and classification of our revenue recognition for certain ancillary fees directly related to passenger tickets. As a result, we expect that these revenues, which were approximately $470 million and $425 million, in 2017 and 2016, respectively, will be reclassified from other revenue under the current presentation to passenger revenue after adoption.
The estimated impact of this ASU is expected to be less than one percent reduction to Operating revenues for both full year 2017 and 2016, and do not expect it to impact any of the Company's existing debt covenants.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2—Long-term Debt, Short-term Borrowings and Capital Lease Obligations
Long-term debt and capital lease obligations and the related weighted average interest rate at December 31, 2017 and 2016 consisted of the following (in millions):

	2017		2016
Secured Debt
Floating rate equipment notes, due through 2025(1)	$153	4.7%	$173	4.2%
Fixed rate enhanced equipment notes, due through 2023(2)	171	4.5%	189	4.5%
Fixed rate equipment notes, due through 2026	716	5.4%	850	5.5%
Fixed rate specialty bonds, due through 2036(3)	43	4.9%	43	4.9%
Capital Leases(4)	124	4.5%	140	4.3%
Total debt and capital lease obligations	1,207		1,395
Less: Current maturities	(196)		(189)
Less: Debt acquisition cost	(8)		(11)
Long-term debt and capital lease obligations	$1,003		$1,195

(1)Interest rates adjust quarterly or semi-annually based on LIBOR, plus a margin.
(2)In March 2014, we completed a private placement of $226 million in pass-through certificates, Series 2013-1. The certificates were issued by a pass-through trust and are not obligations of JetBlue. The proceeds from the issuance of the pass-through certificates were used to purchase equipment notes issued by JetBlue and secured by 14 of our previously unencumbered aircraft. Principal and interest are payable semi-annually, starting in September 2014.
(3)In November 2005, the Greater Orlando Aviation Authority, or GOAA, issued special purpose airport facilities revenue bonds to JetBlue as reimbursement for certain airport facility construction and other costs. In April 2013, GOAA issued $42 million in special purpose airport facility revenue bonds to refund the bonds issued in 2005. The proceeds from the refunded bonds were loaned to us and we recorded the issuance of $43 million, net of $1 million premium, as long term debt on our consolidated balance sheets. In December 2006, the New York City Industrial Development Agency issued special facility revenue bonds for JFK to us as reimbursement to us for certain airport facility construction and other costs. We recorded the principal amount of the bond, net of discounts, as long-term debt on our consolidated balance sheets because we have issued a guarantee of the debt payments on the bond. This fixed rate debt is secured by leasehold mortgages of our airport facilities. During June 2015, we prepaid the full $32 million principal outstanding on the JFK special facility revenue bonds.
(4) As of December 31, 2017 and 2016, four capital leased Airbus A320 aircraft and two capital leased Airbus A321 aircraft were included in property and equipment at a cost of $253 million with accumulated amortization of $64 million and $56 million, respectively. The future minimum lease payments under these non-cancelable leases are $23 million in 2018, $23 million in 2019, $35 million in 2020, $39 million in 2021, $9 million in 2022 and $14 million in the years thereafter. Included in the future minimum lease payments is $20 million representing interest, resulting in a present value of capital leases of $124 million with a current portion of $17 million and a long-term portion of $107 million.
As of December 31, 2017, we were in compliance with all of our covenants in relation to our debt and lease agreements.
Maturities of long-term debt and capital leases for the next five years are as follows (in millions):

Year	Maturities
2018	$194
2019	215
2020	179
2021	164
2022	142
Thereafter	305

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aircraft, engines, and other equipment and facilities having a net book value of $2.3 billion at December 31, 2017 were pledged as security under various financing arrangements. Cash payments for interest related to debt and capital lease obligations, net of capitalized interest, aggregated $60 million, $78 million and $93 million in 2017, 2016 and 2015, respectively.
The carrying amounts and estimated fair values of our long-term debt at December 31, 2017 and 2016 were as follows (in millions):

	December 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Public Debt
Fixed rate special facility bonds, due through 2036	42	46	42	45
Non-Public Debt
Fixed rate enhanced equipment notes, due through 2023	169	178	188	197
Floating rate equipment notes, due through 2025	152	159	171	179
Fixed rate equipment notes, due through 2026	712	771	843	915
Total(1)	$1,075	$1,154	$1,244	$1,336
(1) Total excludes capital lease obligations of $124 million and $140 million for December 31, 2017 and 2016, respectively.
The estimated fair values of our publicly held long-term debt are classified as Level 2 in the fair value hierarchy. The fair values of our EETC transactions and our special facility bonds were based on quoted market prices in markets with low trading volumes. The fair value of our non-public debt was estimated using a discounted cash flow analysis based on our borrowing rates for instruments with similar terms and therefore classified as Level 3 in the fair value hierarchy. The fair values of our other financial instruments approximate their carrying values. Refer to Note 13 for additional information on fair value.
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
Short-term Borrowings
We have several lines of credit which bear interest at a floating rate based upon LIBOR plus a margin range of between 1.0% and 2.0%.
Citibank Line of Credit
We have a revolving Credit and Guaranty Agreement with Citibank, N.A. as the administrative agent for up to approximately $425 million. The term of the facility runs through April 2021. Borrowings under the Credit and Guaranty Agreement bear interest at a variable rate equal to LIBOR, plus a margin. The Credit and Guaranty Agreement is secured by Slots at John F. Kennedy International Airport, LaGuardia Airport and Reagan National Airport as well as certain other assets. Slots are rights to take-off or land at a specific airport during a specific time period during the day and a means by which airport capacity and congestion can be managed. The Credit and Guaranty Agreement includes covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under all revolving credit facilities. In addition, the covenants restrict our ability to, among other things, dispose of certain collateral, or merge, consolidate, or sell assets. As of and for the years ended December 31, 2017 and 2016, we did not have a balance outstanding or borrowings under this line of credit.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Morgan Stanley Line of Credit
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon LIBOR, plus a margin. As of and for the years ended December 31, 2017 and 2016, we did not have a balance outstanding or borrowings under this line of credit.

Note 3—Operating Leases
We lease aircraft, all of our facilities at the airports we serve, office space and other equipment. These leases have varying terms and conditions, with some having early termination clauses which we determine to be the lease expiration date. The length of the lease depends upon the type of asset being leased, with the latest lease expiring in 2035. Total rental expense for all of our operating leases was $315 million in 2017, $294 million in 2016 and $298 million in 2015. As of December 31, 2017, we have approximately $30 million in assets that serve as collateral for letters of credit. These letters of credit relate to a certain number of our leases and are included in restricted cash.
As of December 31, 2017, 44 of the 243 aircraft in our fleet were leased under operating leases, with lease expiration dates ranging from 2018 to 2028. None of the 44 aircraft operating leases have variable rate rent payments based on LIBOR. Leases for 40 of our aircraft can generally be renewed at rates based on fair market value at the end of the lease term for one or two years. We have purchase options for 42 of our aircraft leases at the end of their lease term. These purchase options are at fair market value and have a one-time option during the term at fixed amounts that were expected to approximate the fair market value at lease inception.
We bought out the operating leases on three Airbus A320 aircraft for approximately $51 million, nine Airbus A320 aircraft for approximately $164 million, and six Airbus 320 aircraft for approximately $110 million, during 2017, 2016, and 2015 respectively.
Future minimum lease payments under noncancelable operating leases, including those described above, with initial or remaining terms in excess of one year at December 31, 2017, are as follows (in millions):

	Aircraft	Other	Total
2018	$71	$99	$170
2019	59	91	150
2020	57	74	131
2021	51	66	117
2022	45	62	107
Thereafter	139	378	517
Total minimum operating lease payments	$422	$770	$1,192
In the past we have entered into sale-leaseback arrangements with a third party lender for 40 of our operating aircraft. The sale-leasebacks occurred simultaneously with the delivery of the related aircraft to us from their manufacturers. Each sale-leaseback transaction was structured with a separate trust set up by the third party lender, the assets of which consist of the one aircraft initially transferred to it following the sale by us and the subsequent lease arrangement with us. Because of their limited capitalization and the potential need for additional financial support, these trusts are VIEs as defined in the Consolidations topic of the Codification and must be considered for consolidation in our financial statements. Our assessment of each trust considers both quantitative and qualitative factors, including whether we have the power to direct the activities and to what extent we participate in the sharing of benefits and losses of the trusts. JetBlue does not retain any equity interests in any of these trusts and our obligations to them are limited to the fixed rental payments we are required to make to them. These were approximately $316 million as of December 31, 2017 and are reflected in the future minimum lease payments in the table above. Our only interest in these entities is the purchase options to acquire the aircraft as specified above. Since there are no other arrangements, either implicit or explicit, between us and the individual trusts that would result in our absorbing additional variability from the trusts, we concluded we are not the primary beneficiary of these trusts. We account for these leases as operating leases, following the appropriate lease guidance as required by the Leases topic in the Codification.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4—JFK Terminal 5
We operate out of T5 at JFK and our occupancy is governed by various lease agreements with the PANYNJ. Under the terms of the facility lease agreement we were responsible for the construction of the 635,000 square foot 26-gate terminal, a parking garage, roadways and an AirTrain Connector, all of which are owned by the PANYNJ and collectively referred to as the T5 Project. In 2014, we completed construction of our an international arrivals facility and additional gates, T5i. T5i includes six international arrival gates comprised of three new gates and three converted gates from T5, as well as an international arrivals hall with full U.S. Customs and Border Protection services.
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
Total costs incurred for the elements of the T5 Project were $637 million, of which $561 million is classified as Assets Constructed for Others and the remaining $76 million is classified as leasehold improvements in our consolidated balance sheets. Assets Constructed for Others are being amortized over the shorter of the 25 year non-cancelable lease term or their economic life. We recorded amortization expense of $22 million, $23 million, and $23 million during in 2017, 2016 and 2015, respectively. Our total expenditures relating to T5i were approximately $207 million, all of which were incurred prior to 2016 and are classified as leasehold improvements in our consolidated balance sheets.
The PANYNJ has reimbursed us for the amounts currently included in Assets Constructed for Others. These reimbursements and related interest are reflected as Construction Obligation in our consolidated balance sheets. When the facility rents are paid they are treated as a debt service on the Construction Obligation, with the portion not relating to interest reducing the principal balance. Minimum estimated facility payments including escalations associated with the facility lease are estimated to be $40 million per year in 2018 through 2022 and $456 million thereafter. The portion of these scheduled payments serving to reduce the principal balance of the Construction Obligation is $17 million in 2018, $18 million in 2019, $19 million in 2020, $20 million in 2021 and $21 million in 2022. Payments could exceed these amounts depending on future enplanement levels at JFK. Scheduled facility payments representative of interest totaled $24 million in 2017, $25 million in 2016 and $25 million in 2015.

Note 5—Stockholders’ Equity
In September 2012, our Board of Directors authorized a share repurchase program for up to 25 million shares of common stock over a 5 year period.
On June 16, 2015, we entered into an accelerated share repurchase agreement, or ASR, with Goldman, Sachs & Co., or Goldman Sachs, paying $150 million for an initial delivery of approximately 6.1 million shares. The terms of the ASR concluded on September 15, 2015 with Goldman Sachs delivering approximately 0.7 million additional shares to JetBlue. A total of approximately 6.8 million shares was repurchased under this ASR, with an average price paid per share of $22.06.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 7, 2016, we entered into an ASR agreement with Goldman Sachs paying $60 million for an initial delivery of approximately 2.7 million shares. The terms of the ASR concluded on December 29, 2016 with Goldman Sachs delivering approximately 0.2 million additional shares to JetBlue. A total of approximately 2.9 million shares was repurchased under this ASR, with an average price paid per share of $20.74.
Also on November 7, 2016, we entered into a separate ASR agreement with Morgan Stanley & Co. LLC, or Morgan Stanley, paying $60 million for an initial delivery of approximately 2.7 million shares. The terms of the ASR concluded on December 30, 2016 with Morgan Stanley delivering approximately 0.2 million additional shares to JetBlue. A total of approximately 2.9 million shares was repurchased under this ASR, with an average price paid per share of $20.93.
On March 6, 2017, JetBlue entered into an ASR agreement with Barclays Bank PLC, or Barclays, paying $100 million for an initial delivery of approximately 4.1 million shares. The terms of the ASR concluded on April 24, 2017 with Barclays delivering approximately 0.8 million additional shares to JetBlue. A total of 4.9 million shares, at an average price of $20.23 per share, were repurchased under the agreement.
On April 27, 2017, JetBlue entered into an ASR agreement with Goldman Sachs, paying $150 million for an initial delivery of approximately 5.4 million shares. The terms of the ASR concluded on July 24, 2017 with Goldman Sachs delivering approximately 1.4 million additional shares to JetBlue. A total of 6.8 million shares, at an average price of $21.99 per share, were repurchased under the agreement.
On September 11, 2017, JetBlue entered into an ASR agreement with Morgan Stanley, paying $130 million for an initial delivery of approximately 5.4 million shares. The terms of the ASR concluded on September 26, 2017 with Morgan Stanley delivering approximately 1.5 million additional shares to JetBlue. A total of 6.9 million shares, at an average price of $18.86 per share, were repurchased under the agreement. The Morgan Stanley ASR completed our 2016 Repurchase Authorization.
The total shares purchased by JetBlue under each of the ASRs in 2017, 2016 and 2015 were based on the volume weighted average prices of JetBlue's common stock during the terms of the respective agreements.
On December 8, 2017, the Board of Directors approved a two year share repurchase authorization starting on January 1, 2018, of up to $750 million worth of shares. The authorization can be executed through repurchases in open market transactions pursuant to Rules 10b-18 and/or 10b5-1 of the Securities and Exchange Act of 1934, as amended, and/or one or more privately-negotiated accelerated stock repurchase transactions.
As of December 31, 2017, we had a total of 26.6 million shares of our common stock reserved for issuance. These shares are primarily related to our equity incentive plans. Refer to Note 7 for further details on our share-based compensation.
As of December 31, 2017, we had a total of 96.6 million shares of treasury stock, the majority of which relate to shares repurchased under our share repurchase program and the return of borrowed shares under our share lending agreement with Morgan Stanley which was terminated in January 2016.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Earnings Per Share
The following table shows how we computed basic and diluted earnings per common share for the years ended December 31 (dollars and share data in millions):

	2017	2016	2015
Numerator:
Net income	$1,147	$759	$677
Effect of dilutive securities:
Interest on convertible debt, net of income taxes and profit sharing	—	2	4
Net income applicable to common stockholders after assumed conversions for diluted earnings per share	$1,147	$761	$681
Denominator:
Weighted average shares outstanding for basic earnings per share	328.7	326.5	315.1
Effect of dilutive securities:
Employee stock options and restricted stock units	1.7	2.1	2.8
Convertible debt	—	13.6	26.9
Adjusted weighted average shares outstanding and assumed conversions for diluted earnings per share	330.4	342.2	344.8
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
As discussed in Note 5, JetBlue entered into ASRs in 2017, 2016 and 2015 and purchased approximately 18.7 million, 5.8 million, and 6.8 million shares, respectively, for $380 million, $120 million and $150 million, respectively. The number of shares repurchased are based on the volume weighted average prices of JetBlue's common stock during the term of the ASR agreements. JetBlue also repurchased 3 million shares pursuant to Rule 10b5-1 and 10b-18 under the Securities Exchange Act of 1934 as amended, during the fourth quarter of 2015.

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
Unrecognized stock-based compensation expense, which was approximately $21.6 million as of December 31, 2017, related to a total of 2.1 million unvested restricted stock units, or RSUs, performance stock units, or PSUs, and deferred stock units, or DSUs, under our 2011 Plan. We expect to recognize this stock-based compensation expense over a weighted average period of approximately one year.
The total stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015 was $29 million, $23 million, and $20 million, respectively.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2011 Incentive Compensation Plan
At our Annual Shareholders Meeting held on May 26, 2011, our Shareholders approved the JetBlue Airways Corporation 2011 Incentive Compensation Plan. This replaced the Restated and Amended 2002 Stock Incentive Plan, or 2002 Plan, which was set to expire at the end of 2011. Upon inception, the 2011 Plan had 15.0 million shares of our common stock reserved for issuance. The 2011 Plan, by its terms, will terminate no later than May 2021. RSUs vest in annual installments over three years which can be accelerated upon the occurrence of a change in control. Under this plan, we grant RSUs to certain Crewmembers and members of our Board of Directors. Our policy is to grant RSUs based on the market price of the underlying common stock on the date of grant. Under this plan we grant DSUs to members of our Board of Directors and PSUs to certain members of our executive leadership team.
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
Restricted Stock Units
The following is a summary of RSU activity under the 2011 Plan for the year ended December 31, 2017 (in millions except per share data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	1.8	$16.77
Granted	0.9	19.76
Vested	(1.0)	14.04
Forfeited	(0.1)	19.69
Nonvested at end of year	1.6	$20.14
The total intrinsic value, determined as of the date of vesting, for all RSUs that vested and converted to shares of common stock during the year ended December 31, 2017, 2016 and 2015 was $20 million, $30 million and $33 million, respectively. The weighted average grant-date fair value of share awards during the years ended December 31, 2017, 2016 and 2015 was $19.76, $22.95, and $17.09, respectively.
The vesting period for DSUs under the 2011 Plan is either one or three years of service. Once vested, shares are issued six months and one day following a Director’s departure from our Board of Directors.  During the years ended December 31, 2017, 2016 and 2015, we granted a nominal amount of DSUs, almost all of which remain outstanding at December 31, 2017. In 2017, 2016 and 2015, we granted a nominal amount of PSUs to members of our executive leadership team which are based upon certain performance criteria.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options
All options issued under the 2002 Plan expire ten years from the date of grant, with the last options vesting in 2012. Our policy is to grant options with an exercise price equal to the market price of the underlying common stock on the date of grant.
The following is a summary of stock option activity for the year ended December 31, 2017 (in millions except per share data):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	0.4	$10.90
Exercised	(0.4)	10.90
Outstanding at end of year	—	—
Vested at end of year	—	—
The total intrinsic value, determined as of the date of exercise, of options exercised during the years ended December 31, 2017, 2016 and 2015 was $4 million, $6 million and $34 million, respectively. Total cash received from option exercises during the years ended December 31, 2017, 2016 and 2015 was $4 million, $10 million and $59 million, respectively. We have not granted any stock options since 2008 and those previously granted became fully expensed in 2012. Following Shareholder approval of the 2011 Plan, we stopped granting new equity awards under the 2002 Plan.
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
The CSPP has a series of six month offering periods, with a new offering period beginning on the first business day of May and November each year. Crewmembers can only join an offering period on the start date. Crewmembers may contribute up to 10% of their pay towards the purchase of common stock via payroll deductions. Purchase dates occur on the last business day of April and October each year. The purchase price is the stock price on the purchase date, less a 15% discount. The compensation cost relating to the discount is recognized over the offering period. The total expense recognized relating to the CSPP for the years ended December 31, 2017, 2016 and 2015 was approximately $8 million, $6 million and $5 million, respectively. Under this plan, Crewmembers purchased 2.5 million, 2.2 million, and 1.3 million new shares for the years ended December 31, 2017, 2016 and 2015, respectively, at weighted average prices of $17.46, $15.88, and $19.25 per share, respectively.
Under the CSPP, should we be acquired by merger or sale of substantially all of our assets or sale of more than 50% of our outstanding voting securities, all outstanding purchase rights will automatically be exercised immediately prior to the effective date of the acquisition at a price equal to 85% of the fair market value per share immediately prior to the acquisition.
Taxation
The Compensation-Stock Compensation topic of the FASB Codification requires deferred taxes be recognized on temporary differences that arise with respect to stock-based compensation attributable to nonqualified stock options and awards. However, no tax benefit is recognized for stock-based compensation attributable to incentive stock options, or ISO, or CSPP shares until there is a disqualifying disposition, if any, for income tax purposes. A portion of our historical stock-based compensation was attributable to ISO and CSPP shares; therefore, our effective tax rate was subject to fluctuation.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Income Taxes
Our income tax (benefit) expense consisted of the following for the years ended December 31 (in millions):

	2017	2016	2015
Deferred:
Federal	$(361)	$245	$351
State	25	25	26
Foreign	23	—	—
Deferred income tax (benefit) expense	(313)	270	377
Current:
Federal	94	129	20
State	18	26	16
Foreign	(25)	32	7
Current income tax expense	87	187	43
Total income tax (benefit) expense	$(226)	$457	$420
The Tax Cuts and Jobs Act, or The Act, was enacted on December 22, 2017. The Act made significant changes to the Federal tax code, including a reduction in the Federal corporate statutory tax rate from 35% to 21%. At December 31, 2017, the Company was able to make a reasonable estimate of the tax effects of enactment of The Act as written, on the existing deferred tax balances. As a result of these estimates, the Company recognized a provisional benefit in the amount of $570 million. During 2018, the Company will continue to refine the calculations as we gain a more thorough understanding of the Act, including those related to the deductibility of purchased assets, state tax treatment, amounts related to Crewmember compensation as well as changes in interpretations of The Act and additional regulatory guidance that may be issued.
The effective tax rate on income before income taxes differed from the federal income tax statutory rate for the years ended December 31 for the following reasons (in millions):

	2017	2016	2015
Income tax expense at statutory rate	$322	$425	$384
State income tax, net of federal benefit	28	34	28
Adjustment of net deferred tax liability from enacted tax rate change	(570)	—	—
Other, net	(6)	(2)	8
Total income tax (benefit) expense	$(226)	$457	$420
Cash payments for income taxes were $139 million in 2017, $173 million in 2016 and $42 million in 2015.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of our deferred tax assets and liabilities as of December 31 are as follows (in millions):

	2017	2016
Deferred tax assets:
Deferred revenue/gains	95	121
Terminal 5 lease	45	38
Employee benefits	32	41
Foreign tax credit	23	—
Rent expense	22	34
Other	6	8
Deferred tax assets, net	223	242
Deferred tax liabilities:
Accelerated depreciation	(1,256)	(1,596)
Deferred tax liabilities	(1,256)	(1,596)
Net deferred tax liability	$(1,033)	$(1,354)
In evaluating the realizability of the deferred tax assets, we assess whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. We consider, among other things, the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which the related temporary differences will become deductible.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follow (in millions):

	2017	2016	2015
Unrecognized tax benefits at January 1,	$26	$21	$16
Increases for tax positions taken during a prior period	2	10	—
Increases for tax positions taken during the period	6	5	6
Decreases for tax positions taken during a prior period	(3)	(4)	(1)
Decreases for settlement with tax authorities during the period	—	(6)	—
Unrecognized tax benefits December 31,	$31	$26	$21
Interest and penalties accrued on unrecognized tax benefits were not significant. If recognized, $15 million of the unrecognized tax benefits as of December 31, 2017 would impact our effective tax rate. We do not expect any significant change in the amount of the unrecognized tax benefits within the next twelve months. As a result of net operating losses and statute of limitations in our major tax jurisdictions, years 2004 through 2016 remain subject to examination by the relevant tax authorities.

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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For years of service prior to 2017, our non-management Crewmembers were also eligible to receive profit sharing, calculated as 15% of adjusted pre-tax income before profit sharing and special items with the result reduced by Retirement Plus contributions. Beginning with 2017, non-management Crewmembers are eligible to receive profit sharing, calculated as 10% of adjusted pre-tax income before profit sharing and special items up to a pre-tax margin of 18%. If JetBlue's resulting pre-tax margin exceeds 18%, non-management Crewmembers will receive 20% profit sharing on amounts above an 18% pre-tax margin. The result is reduced by Retirement Plus contributions and Crewmembers may elect to have their profit sharing contributed directly to the Plan.
Certain Federal Aviation Administration, or FAA-licensed Crewmembers, receive an additional contribution of 3% of eligible compensation, which we refer to as Retirement Advantage. Total 401(k) company match, Retirement Plus, profit sharing and Retirement Advantage expensed in for the years ended December 31, 2017, 2016 and 2015 were $182 million, $290 million and $256 million, respectively.

Note 10—Commitments
Flight Equipment Commitments
As of December 31, 2017, our firm aircraft orders consisted of 10 Airbus A321 current engine option (ceo) aircraft, 25 Airbus A320 new engine option (neo) aircraft, 60 Airbus A321neo aircraft, 24 Embraer E190 aircraft and 10 spare engines scheduled for delivery through 2024. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $0.8 billion in 2018, $1.0 billion in 2019, $1.4 billion in 2020, $1.5 billion in 2021, $1.5 billion in 2022 and $1.1 billion thereafter. We are scheduled to receive 10 new Airbus A321ceo aircraft in 2018, and depending on market conditions, we anticipate paying cash for some portion of our 2018 deliveries.
We amended our purchase agreement with Airbus in April 2017 which changed the timing of certain of our Airbus A321ceo and Airbus A321neo deliveries.
In conjunction with our intention to expand our Mint™ experience, we amended our purchase agreement with Airbus during July 2016 to add 30 incremental Airbus A321 aircraft with scheduled deliveries between 2017 and 2023. We expect 15 of the incremental 30 Airbus A321 aircraft to be delivered with the current engine option. Our amendment includes flexibility to take deliveries in our Mint™ or all-core configuration. We anticipate the remaining 15 aircraft to be Airbus A321neo, scheduled to be delivered beginning in 2020. We have the option to take certain A321neo deliveries with the Long Range configuration, the A321-LR.
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
As of December 31, 2017, we had approximately $24 million pledged related to our workers compensation insurance policies and other business partner agreements, which will expire according to the terms of the related policies or agreements.
Except for our pilots, our Crewmembers do not have third-party representation. In April 2014, JetBlue pilots elected to be solely represented by ALPA. The NMB certified ALPA as the representative body for JetBlue pilots and we are working with ALPA to reach our first collective bargaining agreement. We enter into individual employment agreements with each of our non-unionized FAA-licensed Crewmembers which include dispatchers, technicians and inspectors as well as air traffic controllers. Each employment agreement is for a term of five years and automatically renews for an additional five years unless either the Crewmember or we elect not to renew it by giving at least 90 days' notice before the end of the relevant term. Pursuant to these agreements, these Crewmembers can only be terminated for cause. In the event of a downturn in our business that would require a reduction in work hours, we are obligated to pay these Crewmembers a guaranteed level of income and to continue their benefits if they do not obtain other aviation employment.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
We are a party to many routine contracts under which we indemnify third parties for various risks. These indemnities consist of the following:
All of our bank loans, including our aircraft and engine mortgages obligate us to reimburse the bank for any increased costs arising from regulatory changes, including changes in reserve requirements and bank capital requirements; these obligations are standard terms present in loans of this type. These indemnities would increase the interest rate on our debt if they were to be triggered. In all cases, we have the option to repay the loan and avoid the increased costs. These terms match the length of the related loan up to 15 years.
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
Under a certain number of our operating lease agreements we are required to restore certain property or equipment to its original form upon expiration of the related agreement. We have recorded the estimated fair value of these retirement obligations of approximately $4 million as of December 31, 2017. This liability may increase over time.
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
To date, none of these types of litigation matters has had a material impact on our operations or financial condition. We have insured and continue to insure against most of these types of claims. A judgment on any claim not covered by, or in excess of, our insurance coverage could materially adversely affect our financial condition or results of operations.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
We did not have any fuel hedging contracts outstanding as of December 31, 2017.
Interest rate swaps
The final interest payment relating to our interest rate swaps took place in August 2016. As such, as of December 31, 2017, we did not have any notional debt outstanding related to these swaps. These interest rate hedges effectively swapped floating rate debt for fixed rate debt. They took advantage of lower borrowing rates in existence at the time of the hedge transaction as compared to the date our original debt instruments were executed. The notional amount decreased over time to match scheduled repayments of the related debt.
All of our interest rate swap contracts qualified as cash flow hedges in accordance with the Derivatives and Hedging topic of the Codification. Since all of the critical terms of our swap agreements matched the debt to which they pertain, there was no ineffectiveness relating to these interest rate swaps for the years ended December 31, 2016 or 2015, and all related unrealized losses were deferred in accumulated other comprehensive income. We recognized approximately a $1 million gain in interest expense for the year ended December 31, 2016 and we recognized approximately $1 million in additional interest expense as the related interest payments were made during the year ended December 31, 2015.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions).

	As of December 31,
	2017	2016
Fuel derivatives
Asset fair value recorded in prepaid expense and other(1)	$—	$22
Longest remaining term (months)	—	12
Hedged volume (barrels, in thousands)	—	1,920
Estimated amount of existing (gains) expected to be reclassified into earnings in the next 12 months	—	(22)

	2017	2016	2015
Fuel derivatives
Hedge effectiveness (gains) losses recognized in aircraft fuel expense	$(15)	$(9)	$126
(Gains) losses on derivatives not qualifying for hedge accounting recognized in other expense	—	—	1
Hedge (gains) losses on derivatives recognized in comprehensive income	6	(34)	29
Percentage of actual consumption economically hedged	10%	12%	17%

(1)	Gross asset of each contract prior to consideration of offsetting positions with each counterparty and prior to impact of collateral paid.
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
The impact of offsetting derivative instruments is depicted below (in millions):

	Gross Amount of Recognized		Gross Amount of Cash Collateral	Net Amount Presented on Balance Sheet
	Assets	Liabilities	Offset	Assets	Liabilities
Fuel derivatives
As of December 31, 2017	$—	$—	$—	$—	$—
As of December 31, 2016	$22	$—	$—	$22	$—

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy (in millions):

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents	$173	$—	$—	$173
Available-for-sale investment securities	—	136	—	136

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents	$313	$—	$—	$313
Available-for-sale investment securities	115	220	—	335
Aircraft fuel derivatives	—	22	—	22

The carrying values of all other financial instruments approximated their fair values at December 31, 2017 and 2016. Refer to Note 2 for fair value information related to our outstanding debt obligations as of December 31, 2017 and 2016.
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
Available-for-sale investment securities
Included in our available-for-sale investment securities are U.S. treasury bills, time deposits, commercial paper and debt securities. The fair values of these instruments are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. We did not record any material gains or losses on these securities during the year ended December 31, 2017 or 2016.
Aircraft fuel derivatives
Our aircraft fuel derivatives include swaps, caps, collars, and basis swaps which are not traded on public exchanges. Their fair values are determined using a market approach based on inputs that are readily available from public markets for commodities and energy trading activities; therefore, they are classified as Level 2 inputs. The data inputs are combined into quantitative models and processes to generate forward curves and volatilities related to the specific terms of the underlying hedge contracts. There were no aircraft fuel derivatives outstanding as of December 31, 2017.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14—Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting. A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the years ended December 31, 2017, 2016 and 2015 is as follows (in millions):

	Aircraft Fuel Derivatives(1)	Interest Rate Swaps(2)	Total
Balance of accumulated (losses), at December 31, 2014	(63)	—	(63)
Reclassifications into earnings (net of $49 of taxes)	77	1	78
Change in fair value (net of $(11) of taxes)	(18)	—	(18)
Balance of accumulated income (losses), at December 31, 2015	(4)	1	(3)
Reclassifications into earnings (net of $(4) of taxes)	(5)	(1)	(6)
Change in fair value (net of $12 of taxes)	22	—	22
Balance of accumulated income, at December 31, 2016	$13	$—	$13
Reclassifications into earnings (net of $(6) of taxes)	(9)	—	(9)
Change in fair value (net of $(2) of taxes)	(4)	—	(4)
Balance of accumulated income, at December 31, 2017	—	—	—
(1) Reclassified to aircraft fuel expense
(2) Reclassified to interest expense

Note 15—Geographic Information
Under the Segment Reporting topic of the Codification, disclosures are required for operating segments that are regularly reviewed by chief operating decision makers. Air transportation services accounted for substantially all the Company’s operations in 2017, 2016 and 2015.
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

	2017	2016	2015
Domestic	$5,001	$4,751	$4,521
Caribbean & Latin America	2,014	1,881	1,895
Total	$7,015	$6,632	$6,416

Our tangible assets primarily consist of our fleet of aircraft, which is deployed system wide, with no individual aircraft dedicated to any specific route or region; therefore our assets do not require any allocation to a geographic area.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16—Quarterly Financial Data (Unaudited)
Quarterly results of operations for the years ended December 31, 2017 and 2016 are summarized below (in millions, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Operating revenues	$1,604	$1,842	$1,813	$1,756
Operating income	147	354	310	189
Net income(1)	85	211	179	672
Basic earnings per share	$0.25	$0.64	$0.55	$2.09
Diluted earnings per share(1)	$0.25	$0.64	$0.55	$2.08
2016
Operating revenues	$1,616	$1,643	$1,732	$1,641
Operating income	349	313	354	296
Net income	207	181	199	172
Basic earnings per share	$0.64	$0.56	$0.61	$0.51
Diluted earnings per share	$0.61	$0.53	$0.58	$0.50
(1) During the fourth quarter of 2017, we recorded a one-time tax benefit of $570 million or $1.76 per diluted share related to the enactment of The Tax Cuts and Jobs Act.
The sum of the quarterly earnings per share amounts does not equal the annual amount reported since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average common shares outstanding and other dilutive potential common shares.

ITEM 9.    CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure.  Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2017.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act).  Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.
Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2017. Ernst & Young LLP has issued their report which is included elsewhere herein.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2017, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Robin Hayes, age 51, is our Chief Executive Officer and President. He was promoted to President on January 1, 2014 and Chief Executive Officer on February 16, 2015. He joined JetBlue, as its Chief Commercial Officer in 2008, after nineteen years at British Airways. In his last role at British Airways, Mr. Hayes served as Executive Vice President for The Americas and before that he served in a number of operational and commercial positions in the UK and Germany.
Steve Priest, age 47, is our Chief Financial Officer, a position he has held since February 2017. Mr. Priest joined JetBlue in August 2015 as our Vice President Structural Programs. Prior to JetBlue, he worked at British Airways from 1996 to 2015 where he served as Senior Vice President of the carrier’s North Atlantic joint business with American Airlines, Iberia, and Finnair, as well as several other leadership roles.
James Hnat, age 47, is our Executive Vice President Corporate Affairs, General Counsel and Secretary and has served in this capacity since April 2007. Previously, he served as our Senior Vice President, General Counsel and Assistant Secretary from March 2006, as General Counsel and Assistant Secretary from February 2003 to March 2006 and as Associate General Counsel from June 2001 to January 2003. Prior to joining JetBlue, Mr. Hnat worked as an attorney at Milbank, Tweed, Hadley & McCloy LLP, where he specialized in aircraft finance transactions and at Condon & Forsyth LLP where he specialized in airline defense litigation. Mr. Hnat is a member of the bar of New York and Massachusetts.
Marty St. George, age 54, is our Executive Vice President Commercial and Planning, a position he has held since February 2015 and is responsible for airline and network planning, marketing, sales and revenue. Prior to this appointment, Mr. St. George served as our Senior Vice President - Commercial. Mr. St. George joined JetBlue in July 2006 and has held several roles including Senior Vice President - Marketing and Commercial Strategy and Vice President - Planning. Prior to JetBlue, Mr. St. George held marketing and network planning roles at United Airlines and US Airways.
Alexander Chatkewitz, age 53, is our Vice President and Chief Accounting Officer, a position he has held since December 2014. Prior to joining JetBlue, Mr. Chatkewitz worked at Philip Morris International, where he served as Vice President & Controller - Financial Reporting & Accounting Research since 2008. Prior to Phillip Morris, he served for a decade as Altria Group’s Vice President Assistant Controller - Financial Reporting & Consolidations. Mr. Chatkewitz also held positions at Marsh & McLennan Companies as well as the audit practice of Deloitte & Touche.
The other information required by this Item will be included in and is incorporated herein by reference from our definitive proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our 2017 fiscal year, or our 2018 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item will be included in and is incorporated herein by reference from our 2018 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The table below provides information relating to our equity compensation plans, including individual compensation arrangements, under which our common stock is authorized for issuance as of December 31, 2017, as adjusted for stock splits:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	2,450,000	$18.23	24,105,221
Equity compensation plans not approved by security holders	—	—	—
Total	2,450,000	$18.23	24,105,221
Refer to Note 7 to our consolidated financial statements for further information regarding the material features of the above plans.
Other information required by this Item will be included in and is incorporated herein by reference from our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in and is incorporated herein by reference from our 2018 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in and is incorporated herein by reference from our 2018 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial statements:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2017 and December 31, 2016
Consolidated Statements of Operations — For the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income — For the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows — For the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Stockholders’ Equity — For the years ended December 31, 2017, 2016 and 2015
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

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	February 16, 2018	By:	/s/ Alexander Chatkewitz
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

Signature	Capacity	Date

/S/ ROBIN HAYES	Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2018
Robin Hayes

/S/ STEVE PRIEST	Chief Financial Officer (Principal Financial Officer)	February 16, 2018
Steve Priest

/S/ ALEXANDER CHATKEWITZ	Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 16, 2018
Alexander Chatkewitz

/S/ PETER BONEPARTH	Director	February 16, 2018
Peter Boneparth *

/S/ DAVID CHECKETTS	Director	February 16, 2018
David Checketts *

/S/ VIRGINIA GAMBALE	Director	February 16, 2018
Virginia Gambale *

/S/ STEPHAN GEMKOW	Director	February 16, 2018
Stephan Gemkow *

/S/ STANLEY MCCHRYSTAL	Director	February 16, 2018
Stanley McChrystal *

/S/ JOEL PETERSON	Director	February 16, 2018
Joel Peterson *

/S/ FRANK SICA	Director	February 16, 2018
Frank Sica *

/S/ THOMAS WINKELMANN	Director	February 16, 2018
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

3.1	Amended and Restated Certificate of Incorporation of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated May 20, 2016 (File No. 000-49728).

3.2	Amended and Restated Bylaws of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated January 8, 2018.

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

4.2(d)
Amendment No. 4, dated as of June 22, 2006, to Amended and Restated Registration Rights Agreement, dated as of August 10, 2000, by and among JetBlue Airways Corporation and the Stockholders named therein—incorporated by reference to Exhibit 4.19 to our Registration Statement on Form S-3 ASR, filed on June 30, 2006 (File No. 333-135545).

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

4.9(h)	Form of Global Debenture-6.75% Convertible Debenture due 2039 (Series A)-incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on June 9, 2009 (File No. 000-49728).

4.9(i)	Form of Global Debenture-6.75% Convertible Debenture due 2039 (Series B)-incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed on June 9, 2009 (File No. 000-49728).

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

4.13
Registration Rights Agreement, dated as of April 5, 2012, among JetBlue Airways Corporation, Deutsche Lufthansa AG and Lufthansa Malta Blues LP—incorporated by reference to Exhibit 4.22 to our Current Report on Form 8-K filed on April 5, 2012 (File No. 000-49728).

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

10.3(i)**
Side Letter No. 18 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated November 19, 2004—incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 18, 2005 (File No. 000-49728).

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

10.3(t)**
Side letter No. 29 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated March 14, 2011—incorporated by reference to Exhibit 10.3(t) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 000-49728).

10.3(u)**
Side letter No. 30 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated August 17, 2011—incorporated by reference to Exhibit 10.3(u) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011(File No. 000-49728).

10.3(v)**
Side letter No. 31 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated September 27, 2011—incorporated by reference to Exhibit 10.3(v) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 000-49728).

10.3(w)**
Side letter No. 32 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated November 8, 2011—incorporated by reference to Exhibit 10.3(w) to our Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-49728).

10.3(x)**
Side letter No. 33 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated December 1, 2011—incorporated by reference to Exhibit 10.3(x) to our Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-49728).

10.3(y)**
Side letter No. 34 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated February 21, 2012—incorporated by reference to Exhibit 10.3(y) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 000-49728).

10.3(z)**
Side letter No. 35 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated March 15, 2012—incorporated by reference to Exhibit 10.3(z) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 000-49728).

10.3(aa)**
Side letter No. 36 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated May 1, 2012—incorporated by reference to Exhibit 10.3(aa) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 000-49728).

10.3(ab)**
Side letter No. 37 to V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated November 9, 2012—incorporated by reference to Exhibit 10.3(ab) to our Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-49728).

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

10.3(ae)**
Amendment No. 2 to the V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated December 4, 2015—incorporated by reference to Exhibit 10.3(ae) to our Annual Report on Form 10-K for the year ended December 31, 2015.

10.3(af)**
Amendment No. 3 to the V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated August 15, 2017—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

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

10.17(k)**
Amendment No. 11 to Purchase Agreement DCT-025/2003, dated as of October 20, 2011, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.17(k) to our Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-49728).

10.17(l)**
Amendment No. 12 to Purchase Agreement DCT-025/2003, dated as of October 25, 2011, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.17(l) to our Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-49728).

10.17(m)**
Amendment No. 13 to Purchase Agreement DCT-025/2003, dated as of July 20, 2012, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.17(m) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 000-49728).

10.17(n)**
Amendment No. 14 to Purchase Agreement DCT-025/2003, dated as of December 3, 2012, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.17(n) to our Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-49728).

10.17(o)**
Amendment No. 15 to Purchase Agreement DCT-025/2003, dated as of December 19, 2012, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.17(o) to our Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-49728).

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

10.22(a)*	JetBlue Airways Corporation Severance Plan, dated May 22, 2014—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 22, 2014.

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

10.31(i)*
JetBlue Airways Corporation 2011 Amendment and Restatement form of Performance Share Unit Award Agreement—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 12, 2013.

10.31(j)*	Form of Performance Share Unit Award Agreement as amended—incorporated by reference to Exhibit 10.1(a) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

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

10.33(g)**
Amendment No. 6 to Airbus A320 Family Purchase Agreement, dated as of April 11, 2017, between Airbus S.A.S. and JetBlue Airways Corporation-incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

10.33(h)**
Amendment No. 7 to Airbus A320 Family Purchase Agreement, dated as of April 25, 2017, between Airbus S.A.S. and JetBlue Airways Corporation-incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

10.33(i)***	Amendment No. 8 to Airbus A320 Family Purchase Agreement, dated as of December 19, 2017, between Airbus S.A.S. and JetBlue Airways Corporation.

10.34**
Letter Agreement dated as of July 23, 2015 between Airbus S.A.S. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

10.34(a)**
Letter Agreement dated as of April 11, 2016 between Airbus S.A.S. and JetBlue Airways Corporation-incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

10.35*	Amended and Restated JetBlue Airways Corporation 2011 Crewmember Stock Purchase Plan—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

10.36
Amended and Restated Credit and Guaranty Agreement, dated as of April 6, 2017 among JetBlue Airways Corporation, as Borrower, the Subsidiaries of JetBlue party thereto from time to time, as guarantors, the Lenders party thereto from time to time, and Citibank, N.A., as Administrative Agent—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

10.37
Slot and Gate Security Agreement dated as of April 23, 2013 between JetBlue Airways Corporation, as Grantor, and Citibank, N.A., as Administrative Agent—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

10.37(a)
Security Agreement Ratification, dated as of April 6, 2017 between JetBlue Airways Corporation, as Borrower, and Citibank, N.A., as Administrative Agent—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

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

10.39*
JetBlue Airways Corporation Retirement Plan, amended and restated effective as of January 1, 2013—incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2013.

10.41*
Employment Agreement, dated February 12, 2015, between JetBlue Airways Corporation and Robin Hayes—incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31, 2014.

10.41(a)*
Amendment No. 1 to the Employment Agreement, dated February 16, 2017, between JetBlue Airways Corporation and Robin Hayes—incorporated by reference to Exhibit 10.41(a) to our current report on Form 8-K filed on February 22, 2017.

10.42*
Senior Advisor Agreement, dated September 13, 2016, between JetBlue Airways Corporation and Mark D. Powers—incorporated by reference into Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

10.43
Agreement and General Release, dated as of February 23, 2017, between JetBlue Airways Corporation and James F. Leddy—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

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

Financial Statement Schedule
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of JetBlue Airways Corporation

Opinion on the Financial Statement Schedules

We have audited the consolidated financial statements of JetBlue Airways Corporation (the Company) as of December 31, 2017 and 2016, and for each of the three years in the period ended December 31, 2017, and have issued our report thereon dated February 16, 2018 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(2) of this Annual Report on Form 10-K. In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

Basis for Opinion

This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's schedule based on our audits. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

New York, New York
February 16, 2018
S-1

JETBLUE AIRWAYS CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at beginning of period	Additions Charged to Costs and Expenses	Deductions		Balance at end of period
Year Ended December 31, 2017
Allowance for doubtful accounts	$5	$—	$4	(1)	$1
Allowance for obsolete inventory parts	12	2	—	(2)	14
Total	17	2	4		15
Year Ended December 31, 2016
Allowance for doubtful accounts	$6	$—	$1	(1)	$5
Allowance for obsolete inventory parts	10	2	—	(2)	12
Total	16	2	1		17
Year Ended December 31, 2015
Allowance for doubtful accounts	$6	$4	$4	(1)	$6
Allowance for obsolete inventory parts	8	2	—	(2)	10
Total	14	6	4		16

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Inventory scrapped.

S-2