Form 10-Q
period 2018-03-31
JETBLUE AIRWAYS CORP
filed 2018-04-27
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐           No ☑
As of March 31, 2018, there were 316,496,757 shares outstanding of the registrant’s common stock, par value $.01.

JETBLUE AIRWAYS CORPORATION
FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited, in millions, except per share data)

	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$511	$303
Investment securities	268	390
Receivables, less allowance (2018-$2; 2017-$1)	251	245
Prepaid expenses and other	290	268
Total current assets	1,320	1,206
PROPERTY AND EQUIPMENT
Flight equipment	9,149	8,980
Predelivery deposits for flight equipment	218	204
Total flight equipment and predelivery deposits, gross	9,367	9,184
Less accumulated depreciation	2,206	2,125
Total flight equipment and predelivery deposits, net	7,161	7,059
Other property and equipment	1,049	1,041
Less accumulated depreciation	419	405
Total other property and equipment, net	630	636
Assets constructed for others	561	561
Less accumulated depreciation	213	207
Total assets constructed for others, net	348	354
Total property and equipment	8,139	8,049
OTHER ASSETS
Investment securities	2	2
Restricted cash	60	56
Other	506	468
Total other assets	568	526
TOTAL ASSETS	$10,027	$9,781

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited, in millions, except per share data)

	March 31, 2018	December 31, 2017
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$451	$378
Air traffic liability	1,185	966
Accrued salaries, wages and benefits	269	313
Other accrued liabilities	359	293
Current maturities of long-term debt and capital leases	248	196
Total current liabilities	2,512	2,146
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	895	1,003
CONSTRUCTION OBLIGATION	436	441
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	1,014	999
Air traffic liability - loyalty non-current	398	385
Other	75	75
Total deferred taxes and other liabilities	1,487	1,459
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 419 and 418 shares issued and 316 and 321 shares outstanding at March 31, 2018 and December 31, 2017, respectively	4	4
Treasury stock, at cost; 103 and 97 shares at March 31, 2018 and December 31, 2017, respectively	(1,021)	(890)
Additional paid-in capital	2,134	2,127
Retained earnings	3,580	3,491
Accumulated other comprehensive income	—	—
Total stockholders’ equity	4,697	4,732
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,027	$9,781

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended March 31,
	2018	2017
OPERATING REVENUES
Passenger	$1,692	$1,556
Other	62	44
Total operating revenues	1,754	1,600
OPERATING EXPENSES
Aircraft fuel and related taxes	417	323
Salaries, wages and benefits	499	466
Landing fees and other rents	100	95
Depreciation and amortization	117	105
Aircraft rent	24	26
Sales and marketing	67	61
Maintenance materials and repairs	142	152
Other operating expenses	260	230
Total operating expenses	1,626	1,458
OPERATING INCOME	128	142
OTHER INCOME (EXPENSE)
Interest expense	(22)	(25)
Capitalized interest	2	2
Interest income and other	2	2
Total other income (expense)	(18)	(21)
INCOME BEFORE TAXES	110	121
Income tax expense	22	39
NET INCOME	$88	$82

EARNINGS PER COMMON SHARE:
Basic	$0.28	$0.25
Diluted	$0.27	$0.24

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended March 31,
	2018	2017
NET INCOME	$88	$82
Changes in fair value of derivative instruments, net of reclassifications into earnings (net of $0 and $(5) of taxes in 2018 and 2017, respectively)	—	(8)
Total other comprehensive loss	—	(8)
COMPREHENSIVE INCOME	$88	$74

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in millions)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$88	$82
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	15	28
Depreciation	101	90
Amortization	16	15
Stock-based compensation	7	9
Changes in certain operating assets and liabilities	265	206
Other, net	2	2
Net cash provided by operating activities	494	432
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(184)	(245)
Predelivery deposits for flight equipment	(19)	(40)
Purchase of held-to-maturity investments	(50)	(63)
Proceeds from the maturities of held-to-maturity investments	111	43
Purchase of available-for-sale securities	(80)	(105)
Proceeds from the sale of available-for-sale securities	141	145
Other, net	(8)	(2)
Net cash used in investing activities	(89)	(267)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	2
Repayment of long-term debt and capital lease obligations	(58)	(50)
Acquisition of treasury stock	(131)	(109)
Other, net	(4)	(4)
Net cash used in financing activities	(193)	(161)
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	212	4
Cash, cash equivalents and restricted cash at beginning of period	359	495
Cash, cash equivalents and restricted cash at end of period(1)	$571	$499

(1) Reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets:
	March 31, 2018	March 31, 2017
Cash and cash equivalents	$511	$438
Restricted cash	60	61
Total cash, cash equivalents and restricted cash	$571	$499

See accompanying notes to condensed consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1—Summary of Significant Accounting Policies
Basis of Presentation
JetBlue Airways Corporation, or JetBlue, provides air transportation services across the United States, the Caribbean and Latin America. Our condensed consolidated financial statements include the accounts of JetBlue and our subsidiaries which are collectively referred to as “we” or the “Company.” All majority-owned subsidiaries are consolidated on a line by line basis, with all intercompany transactions and balances being eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with our 2017 audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.
These condensed consolidated financial statements are unaudited and have been prepared by us following the rules and regulations of the Securities and Exchange Commission, or the SEC. In our opinion they reflect all adjustments, including normal recurring items, that are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S., or GAAP, have been condensed or omitted as permitted by such rules and regulations; however, we believe that the disclosures are adequate to make the information presented not misleading. Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, our operating results for the periods presented herein are not necessarily indicative of the results that may be expected for other interim periods or the entire fiscal year. We recasted financial information previously filed under Accounting Standards Codification Topic 605, Revenue Recognition for the periods presented to reflect full retrospective method of transition to ASU 2014-09, Revenue from Contracts with Customers.
Investment securities
Investment securities consist of available-for-sale investment securities and held-to-maturity investment securities. We use a specific identification method to determine the cost of the securities when they are sold.
Held-to-maturity investment securities. The contractual maturities of the held-to-maturity investments we held as of March 31, 2018 were not greater than 24 months. We did not record any significant gains or losses on these securities during the three months ended March 31, 2018 or 2017. The estimated fair value of these investments approximated their carrying value as of March 31, 2018 and December 31, 2017, respectively.
The carrying values of investment securities consisted of the following at March 31, 2018 and December 31, 2017 (in millions):

	March 31, 2018	December 31, 2017
Available-for-sale securities
Time deposits	$70	$130
Debt securities	5	6
Total available-for-sale securities	75	136
Held-to-maturity securities
Treasury notes	$195	$220
Corporate bonds	—	36
Total held-to-maturity securities	195	256
Total investment securities	$270	$392

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers topic of the FASB Codification, or Codification, which supersedes existing revenue recognition guidance. Under the new standard, a company will recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. We adopted the requirements of ASU 2014-09 as of January 1, 2018 utilizing the full retrospective method of transition. We recorded a $48 million cumulative adjustment to retained earnings as of January 1, 2016, the beginning of the retrospective reporting period, for the impacts of the new accounting standard. The adoption of the new standard did not have a significant impact on earnings.
For JetBlue, the most significant impact of the new standard relates to the accounting of our TrueBlue® Loyalty Program. The new standard eliminated the incremental cost method for loyalty program accounting which we previously used. As a result, we had to revalue the liability for points earned on qualifying JetBlue purchases using a relative fair value approach. The application of a relative fair value approach increased our air traffic liability by approximately $286 million, net of breakage, as of the beginning of the retrospective reporting period.
In addition, we had a liability for outstanding points that were earned in conjunction with our previous co-branded credit card agreement that had been recorded using the residual method. The new standard does not permit the usage of the residual method for this contract and instead, the transaction price is now allocated to the performance obligations on a relative selling price basis. This change decreased the relative value allocated to the transportation performance obligation and resulted in a decrease of $159 million, net of breakage, to the liability as of the beginning of the retrospective reporting period.
The standard also resulted in a change in the timing and classification of our revenue recognition for certain ancillary fees directly related to passenger tickets. As a result, we reclassified $107 million from other revenue under the prior presentation to passenger revenue for the first quarter of 2017. Refer to Note 2 - Revenue Recognition for more information.
During the first quarter of 2018, we adopted ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash of the Codification. The update clarified how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. Our condensed consolidated statements of cash flows for the three months ended March 31, 2017 reflects retrospective application. Our cash and cash equivalents include short-term, highly liquid investments which are readily convertible into cash. These investments include money market securities and commercial papers with maturities of three months or less when purchased. Restricted cash primarily consists of security deposits, funds held in escrow for estimated workers' compensation obligations and performance bonds for aircraft and facility leases.
During the first quarter of 2018, we adopted ASU 2016-01, Financial Instruments-Overall (Topic 825). The update made several changes, including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in earnings. For equity investments without readily determinable fair values, the standard provides an alternative which allows entities to measure these investments at cost, less any impairment, adjusted for changes from observable price changes in orderly transactions for an identifiable or similar investments of the same issuer. Our wholly-owned subsidiary, JetBlue Technology Ventures, LLC, or JTV, has several equity investments in emerging companies which do not have readily determinable fair values. These investments were accounted for at cost during 2017. Under the updated standard, these investments are now accounted for using the measurement alternative. No gains or losses were recorded for these investments during the three months ended March 31, 2018. As of March 31, 2018, the carrying amount of these investments was $12 million.
In February 2016, the FASB issued Accounting Standards Update, or ASU, 2016-02, Leases (Topic 842) of the Codification. Under ASU 2016-02, a lessee will recognize liabilities for lease payments and right-of-use assets representing its right to use the underlying asset for the lease term. While we are still evaluating the full impact of adopting the amendments on our consolidated financial statements and disclosures, we believe the adoption will have a significant impact on our Consolidated Balance Sheets. However, we do not expect ASU 2016-02 to have a significant impact to our Consolidated Statements of Operations. The amendments are effective for fiscal years beginning after December 15, 2018 and include interim periods within those fiscal years.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2—Revenue Recognition
Passenger Revenue
Passenger ticket and ancillary services are sold in advance of the performance of the travel and related services. We initially defer ticket sales, including deferred revenue on future travel and related services, and for TrueBlue® points issued when travel services are provided, as air traffic liability. We allocate the transaction price to each performance obligation identified in a passenger ticket on a relative standalone selling price basis. Directly observable selling prices are available for travel segment and ancillary services. Standalone selling price for TrueBlue® points issued are discussed in the Loyalty Program section below.
Passenger revenue, including certain ancillary fees directly related to passenger tickets, is recognized when the transportation is provided. Passenger revenue from unused tickets and passenger credits will be recognized in proportion to flown revenue based on estimates of expected expiration or when the likelihood of the Customer exercising their remaining rights becomes remote. Taxes that we are required to collect from our Customers, including federal transportation taxes, security taxes and airport facility charges, are excluded from the measurement of the transaction price.
During the three months ended March 31, 2018 and 2017, we recognized revenue of $496 million and $503 million, respectively, that was included in the contract liabilities at the beginning of the respective periods. We expect the remaining balance of the December 31, 2017 liability to be recognized during 2018.
The practical expedient in ASC 606-10-50-14 allows entities not to disclose the amount of the remaining transaction price and its expected timing of recognition for passenger tickets if the contract has an original expected duration of one year or less or if certain other conditions are met. We elected to apply this practical expedient to our contract liabilities relating to passenger travel and ancillary services as our tickets or any related passenger credits expire one year from the date of issuance.
Loyalty Program
Customers may earn points under our customer loyalty program, TrueBlue® , based on the value paid for a trip. We identified two performance obligations for passenger ticket sales earning TrueBlue® points: future travel discussed in the Passenger Revenue section above; and services when the Customers redeem TrueBlue® points. We allocate the transaction price to each performance obligation on a relative standalone basis. As directly observable selling price for TrueBlue® points is not available, we determine the standalone selling price of TrueBlue® points issued using the redemption value approach adjusted to reflect fulfillment discount, or breakage. To maximize the use of observable inputs, we utilized actual ticket value of the tickets purchased with TrueBlue® points. We record a deferred liability in the amount of the transaction price allocation to TrueBlue® points as they are issued which is included in our air traffic liabilities. The air transportation element is deferred and recognized as passenger revenue when the points are utilized.
TrueBlue points can be sold to participating companies, including credit card and car rental companies. Co-branded credit card partnerships have the following identified performance obligations: air transportation; use of the JetBlue brand name and access to our frequent flyer customer lists; advertising; and other airline benefits. In determining the estimated selling price, JetBlue considered multiple inputs, methods and assumptions, including: discounted cash flows; estimated redemption value, net of fulfillment discount; points expected to be awarded and redeemed; estimated annual spending by cardholders; estimated annual royalty for use of JetBlue's frequent flyer customer lists; and estimated utilization of other airline benefits. The overall consideration received is allocated to each performance obligation based on their standalone relative selling prices.The air transportation element is deferred and recognized as passenger revenue when the points are utilized. The other elements are recognized as other revenue when earned.
Points earned by TrueBlue®members never expire. We estimate breakage for the portion of points not expected to be redeemed based on historical points redemptions. TrueBlue®members earn points based on the value paid for a trip rather than the length of the trip, and TrueBlue®members can pool points between small groups of people, branded as Family Pooling™. Breakage is recorded using points redemption patterns to determine a breakage rate. We periodically update breakage rates used to estimate breakage revenue.
TrueBlue® points are combined in one homogeneous pool and are not separately identifiable. As such, the revenue is comprised of the points that were part of the air traffic liability balance at the beginning of the period as well as points that were issued during the period.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents the activity of the current and non-current air traffic liability, and includes points earned and sold to participating companies.

Balance at December 31, 2017	$502
TrueBlue® points redeemed	(41)
TrueBlue® points earned	55
Balance as of March 31, 2018	$516

Balance at December 31, 2016	$417
TrueBlue® points redeemed	(26)
TrueBlue® points earned	40
Balance as of March 31, 2017	$431
The timing of our TrueBlue® point redemptions can vary; however, the majority of our points are redeemed within approximately three years.
Disaggregation of Revenue
We disaggregate revenue from contracts with Customers by revenue source as we believe it best depicts the nature, amount, timing and uncertainty of our revenue and cash flow. The following tables provide the disaggregation disclosure by type of service for the three months ended March 31, 2018 and 2017 (in millions):

	Three Months Ended March 31,
	2018	2017
Passenger revenue
Passenger travel	$1,651	$1,530
Loyalty revenue - air transportation	41	26
Other revenue
Loyalty revenue	36	21
Other revenue	26	23
Total revenue	$1,754	$1,600
Contract Liabilities
Our contract liabilities consist of advance payments received prior to the transfer of services to the Customer. Net contract liabilities consist of the following (in millions):

	March 31, 2018	December 31, 2017
Contract liabilities
Air traffic liability - passenger travel	$1,054	$836
Air traffic liability - loyalty program (air transportation)	516	502
Deferred revenue	13	13
Total contract liabilities	$1,583	$1,351

Note 3—Long Term Debt, Short Term Borrowings, and Capital Lease Obligations
During the three months ended March 31, 2018, we made scheduled principal payments of $58 million on our outstanding long-term debt and capital lease obligations.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

We have pledged aircraft, engines, other equipment and facilities with a net book value of $2.3 billion at March 31, 2018 as security under various loan agreements. As of March 31, 2018, we owned, free of encumbrance, 78 Airbus A320 aircraft, 46 Airbus A321 aircraft, one Embraer E190 aircraft, and 37 spare engines. At March 31, 2018, scheduled maturities of all of our long-term debt and capital lease obligations were $138 million for the remainder of 2018, $215 million in 2019, $179 million in 2020, $164 million in 2021, $142 million in 2022 and $305 million thereafter.
The carrying amounts and estimated fair values of our long-term debt (excluding capital lease obligation) at March 31, 2018 and December 31, 2017 were as follows (in millions):

	March 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Public Debt
Fixed rate special facility bonds, due through 2036	$42	$45	$42	$46
Non-Public Debt
Fixed rate enhanced equipment notes, due through 2023	159	163	169	178
Floating rate equipment notes, due through 2025	146	152	152	159
Fixed rate equipment notes, due through 2026	679	715	712	771
Total(1)	$1,026	$1,075	$1,075	$1,154
(1) Total excludes capital lease obligations of $117 million for March 31, 2018 and $124 million for December 31, 2017.
The estimated fair values of our publicly held long-term debt are classified as Level 2 in the fair value hierarchy. The fair values of our special facility bonds were based on quoted market prices in markets with low trading volumes. The fair value of our non-public debt was estimated using a discounted cash flow analysis based on our borrowing rates for instruments with similar terms and therefore classified as Level 3 in the fair value hierarchy. The fair values of our other financial instruments approximate their carrying values. Refer to Note 8 for an explanation of the fair value hierarchy structure.
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
Short-term Borrowings
Citibank Line of Credit
We have a revolving Credit and Guaranty Agreement with Citibank, N.A. as the administrative agent for up to approximately $425 million. The term of the facility runs through April 2021. Borrowings under the Credit and Guaranty Agreement bear interest at a variable rate equal to LIBOR, plus a margin. The Credit and Guaranty Agreement is secured by Slots at John F. Kennedy International Airport, LaGuardia Airport and Reagan National Airport as well as certain other assets. Slots are rights to take-off or land at a specific airport during a specific time during the day and a means by which airport capacity and congestion can be managed. The Credit and Guaranty Agreement includes covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under all revolving credit facilities. In addition, the covenants restrict our ability to, among other things, dispose of certain collateral, or merge, consolidate, or sell assets. As of and for the periods ended March 31, 2018 and December 31, 2017, we did not have a balance outstanding or borrowings under this line of credit.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Morgan Stanley Line of Credit
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon LIBOR, plus a margin. As of and for the periods ended March 31, 2018 and December 31, 2017, we did not have a balance outstanding or borrowings under this line of credit.

Note 4—Earnings Per Share
Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated similarly but includes potential dilution from restricted stock units, the Crewmember stock purchase plan, the exercise of stock options and any other potentially dilutive instruments using the treasury stock method.
The following is a reconciliation of weighted average shares and a calculation of earnings per share (in millions, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Net Income(1)	$88	$82

Weighted average basic shares	320.6	336.3
Effect of dilutive securities	1.7	1.9
Weighted average diluted shares	322.3	338.2

Earnings per common share
Basic	$0.28	$0.25
Diluted	0.27	0.24
(1) As discussed in Note 1, we adopted ASC 606, Revenue from Contracts with Customers during the first quarter of 2018. The adoption of this standard reduced previously reported net income by approximately $3 million for the three months ended March 31, 2017.
On March 1, 2018, JetBlue entered into an accelerated share repurchase, or ASR, agreement with Goldman, Sachs & Co. (“GS&Co.”), paying $125 million for an initial delivery of approximately4.7 million shares. The term of the ASR concluded on March 23, 2018 with GS&Co. delivering approximately 1.1 million additional shares to JetBlue on March 26, 2018. A total of 5.8 million shares, at an average price of $21.49 per share, were repurchased under the agreement.
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

Note 5—Crewmember Retirement Plan and Profit Sharing
We sponsor a retirement savings 401(k) defined contribution plan, or the Plan, covering all of our Crewmembers where we match 100% of our Crewmembers' contributions up to 5% of their eligible wages. The contributions vest over five years and are measured from a Crewmember's hire date. Crewmembers are immediately vested in their voluntary contributions.
Another component of the Plan is a Company discretionary contribution of 5% of eligible non-management Crewmember compensation, which we refer to as Retirement Plus. Retirement Plus contributions vest over three years and are measured from a Crewmember's hire date.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Our non-management Crewmembers are eligible to receive profit sharing, calculated as 10% of adjusted pre-tax income before profit sharing and special items up to a pre-tax margin of 18% with the result reduced by Retirement Plus contributions. If JetBlue's resulting pre-tax margin exceeds 18%, non-management Crewmembers will receive 20% profit sharing above an 18% pre-tax margin.
Certain Federal Aviation Administration, or FAA-licensed Crewmembers, receive an additional contribution of 3% of eligible compensation, which we refer to as Retirement Advantage. Total 401(k) company match, Retirement Plus, profit sharing and Retirement Advantage expensed for the three months ended March 31, 2018 and 2017 was $41 million and $42 million, respectively.

Note 6—Commitments and Contingencies
Flight Equipment Commitments
As of March 31, 2018, our firm aircraft orders consisted of 8 Airbus A321 aircraft, 25 Airbus A320 new engine option (A320neo) aircraft, 60 Airbus A321neo aircraft, 24 Embraer E190 aircraft and 22 spare engines scheduled for delivery through 2024. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $679 million for the remainder of 2018, $1.0 billion in 2019, $1.4 billion in 2020, $1.5 billion in 2021, $1.5 billion in 2022 and $1.2 billion thereafter. We are scheduled to receive 8 new Airbus A321 aircraft during the remainder of 2018.
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
As of March 31, 2018, we had approximately $31 million in assets serving as collateral for letters of credit relating to a certain number of our leases. These are included in restricted cash and expire at the end of the related lease terms. Additionally, we had approximately $27 million pledged related to our workers compensation insurance policies and other business partner agreements which will expire according to the terms of the related policies or agreements.
In April 2014, JetBlue pilots elected to be solely represented by the Air Line Pilots Association, or ALPA. The National Mediation Board, or NMB, certified ALPA as the representative body for JetBlue pilots and we are working with ALPA to reach our first collective bargaining agreement.
In April 2018, JetBlue Inflight Crewmembers elected to be solely represented by the Transport Workers Union of America, or TWU. The NMB certified the TWU as the representative body for JetBlue Inflight Crewmembers and we anticipate working with the TWU to reach a collective bargaining agreement.
Except as noted above, our Crewmembers do not have third party representation.
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

Note 7—Financial Derivative Instruments and Risk Management
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
We did not have any fuel hedging contracts, gross or net of offsetting, outstanding as of March 31, 2018 and December 31, 2017.
The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

	Three Months Ended March 31,
	2018	2017
Fuel derivatives
Hedge effectiveness (gains) recognized in aircraft fuel expense	$—	$(3)
(Gains) losses on derivatives not qualifying for hedge accounting recognized in other expense	—	—
Hedge losses on derivatives recognized in comprehensive income	—	10
Percentage of actual consumption economically hedged	—%	11%

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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Note 8—Fair Value
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
The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of March 31, 2018 and December 31, 2017 (in millions):

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents	$309	$—	$—	$309
Available-for-sale investment securities	—	75	—	75

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents	$173	$—	$—	$173
Available-for-sale investment securities	—	136	—	136
Refer to Note 3 for fair value information related to our outstanding debt obligations as of March 31, 2018 and December 31, 2017.
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
Available-for-sale investment securities
Included in our available-for-sale investment securities are U.S. treasury bills, time deposits, commercial paper and debt securities. The fair value of these instruments are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. We did not record any significant gains or losses on these securities during the three months ended March 31, 2018 and 2017.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9—Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives which qualify for hedge accounting. A rollforward of the amounts included in the accumulated other comprehensive income (loss), net of taxes for the three months ended March 31, 2018 and March 31, 2017 are as follows (in millions):

	Aircraft Fuel Derivatives(1)	Total
Balance of accumulated income at December 31, 2017	$—	$—
Reclassifications into earnings (net of $0 of taxes)	—	—
Change in fair value (net of $0 of taxes)	—	—
Balance of accumulated income at March 31, 2018	$—	$—

Balance of accumulated (losses) income at December 31, 2016	$13	$13
Reclassifications into earnings (net of $(1) of taxes)	(2)	(2)
Change in fair value (net of $(4) of taxes)	(6)	(6)
Balance of accumulated (losses) income at March 31, 2017	$5	$5
(1) Reclassified to aircraft fuel expense

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
First Quarter 2018 Results

•	We had a $154 million increase in revenue compared to the first quarter of 2017 due primarily to a 6.8% increase in average fare and a 3.3% increase in capacity.

•	We generated $494 million in cash from operations for the three months ended March 31, 2018.

•	Our operating margin decreased by 1.6 points to 7.3%, due in part to higher fuel prices.

•	Our earnings per diluted share were $0.27.

•
Operating expense per available seat mile increased by 8.0% to 11.59 cents, primarily due to a significant increase in aircraft fuel expenses. Excluding fuel and related taxes, as well as operating expenses related to our non-airline businesses, our cost per available seat mile(1) increased 3.1%.

•	Operating income of $128 million decreased $14 million from the comparable period in 2017.
Balance Sheet
We ended the first quarter of 2018 with unrestricted cash, cash equivalents and short-term investments of $779 million and undrawn lines of credit of approximately $625 million.
Our unrestricted cash, cash equivalents and short-term investments is approximately 11% of trailing twelve months revenue. We increased the number of unencumbered aircraft to 125 and spare engines to 37 as of March 31, 2018.
Outlook for 2018
For the second quarter of 2018, cost per available seat mile, excluding fuel(1) is expected to increase between 2.0% and 4.0% over the comparable 2017 period. In addition, we expect revenue per available seat mile to range between (3.0)% and 0.0% on an operating capacity increase between 5.0% and 7.0% over the comparable 2017 period.
For the full year 2018, cost per available seat mile, excluding fuel(1) is expected to range between (1.0)% and 1.0% over the comparable 2017 period. In addition, we expect operating capacity increase between 6.5% and 8.5% over the comparable 2017 period.
Our cost per available seat mile, excluding fuel(1) is expected to increase in the first half of 2018 between 2.0% and 4.0%, above our previous guidance due to lower completion factor during the first quarter of 2018.  For the second half of 2018, we continue to expect our cost per available seat mile, excluding fuel(1) to decrease between (4.0)% and (2.0)%.  The comparable period of 2017 includes higher costs per available seat mile due to hurricanes, and the $1,000 tax reform bonus for every Crewmember employed as of December 31, 2017.

(1) Refer to our "Regulation G Reconciliation" note below for more information on this non-GAAP measure.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2018 vs. 2017
Overview
We reported net income of $88 million, an operating income of $128 million and an operating margin of 7.3% for the three months ended March 31, 2018. This compares to net income of $82 million, an operating income of $142 million and an operating margin of 8.9% for the three months ended March 31, 2017. Diluted earnings per share were $0.27 for the first quarter of 2018 compared to $0.24 for the same period in 2017.
Approximately 75% of our operations reside in the heavily populated northeast corridor of the U.S., which includes the New York and Boston metropolitan areas. During the first three months of 2018, a series of winter storms impacted this area, which resulted in a capacity growth below the low-end of our guidance range.
On-time performance, as defined by the Department of Transportation, or DOT, is arrival within 14 minutes of scheduled arrival. In the first quarter of 2018, our systemwide on-time performance was 71.5% compared to 75.0% for the same period in 2017. Our on-time performance remains challenged by our concentration of operations in the northeast of the U.S., one of the world's most congested airspaces. Our completion factor was 95.7% in the first quarter of 2018 and 96.5% in the same period in 2017.
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Three Months Ended March 31,		Year-over-Year Change
	2018	2017	$	%
Passenger revenue	$1,692	$1,556	$136	8.7
Other revenue	62	44	18	39.9
Total operating revenues	$1,754	$1,600	$154	9.6

Average Fare	$171.19	$160.23	$10.96	6.8
Yield per passenger mile (cents)	14.26	13.65	0.61	4.4
Passenger revenue per ASM (cents)	12.06	11.46	0.60	5.3
Operating revenue per ASM (cents)	12.50	11.79	0.71	6.1
Average stage length (miles)	1,098	1,079	19	1.8
Revenue passengers (thousands)	9,881	9,711	170	1.8
Revenue passenger miles (millions)	11,866	11,399	467	4.1
Available Seat Miles (ASMs) (millions)	14,025	13,580	445	3.3
Load Factor	84.6%	83.9%		0.7	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue as well as revenue from our ancillary product offerings such as EvenMore™ Space. The increase in passenger revenue of $136 million, or 8.7%, for the three months ended March 31, 2018, compared to the same period in 2017, was primarily attributable to a 6.8% increase in average fare and a capacity increase of 3.3%. Our passenger revenue was positively impacted by the timing of Easter as the holiday occurred near the end of the first quarter of 2018 as compared to the middle of April during 2017. The increase in other revenue of $18 million, or 39.9%, for the three months ended March 31, 2018, compared to the same period in 2017, was primarily attributable to an increase in our loyalty revenue for our co-brand credit card agreement with Barclay's.

Operating Expenses
In detail, our operating costs per available seat mile, or ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Three Months Ended March 31,		Year-over-Year Change		Cents per ASM
	2018	2017	$	%	2018	2017	% Change
Aircraft fuel and related taxes	$417	$323	$94	29.2%	2.97	2.38	25.1%
Salaries, wages and benefits	499	466	33	7.0	3.56	3.43	3.6
Landing fees and other rents	100	95	5	4.4	0.71	0.70	1.1
Depreciation and amortization	117	105	12	11.7	0.84	0.77	8.1
Aircraft rent	24	26	(2)	(5.2)	0.17	0.19	(8.2)
Sales and marketing	67	61	6	10.8	0.48	0.45	7.3
Maintenance materials and repairs	142	152	(10)	(6.9)	1.01	1.12	(9.8)
Other operating expenses	260	230	30	12.8	1.85	1.70	9.2
Total operating expenses	$1,626	$1,458	$168	11.5%	11.59	10.74	8.0%
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes increased by $94 million, or 29.2%, for the three months ended March 31, 2018 compared to the same period in 2017. The average fuel price for the first quarter 2018 increased by 23.8% to $2.09 per gallon. Our fuel consumption increased by 4.4%, or 8 million gallons, due to an increase in the average number of aircraft operating during the first quarter 2018 as compared to the same period in 2017.
Salaries, Wages and Benefits
Salaries, wages and benefits increased $33 million, or 7.0%, for the three months ended March 31, 2018 compared to the same period in 2017. It was our largest expense for the quarter, representing approximately 31% of our total operating expenses.
Depreciation and Amortization
Depreciation and amortization increased $12 million, or 11.7%, for the three months ended March 31, 2018 compared to the same period in 2017, primarily driven by a 6.6% increase in the average number of aircraft operating during first quarter of 2018 as compared to the same period in 2017, as well as depreciation on the two lease buyouts since the end of the first quarter of 2017.
Maintenance Materials and Repairs
Maintenance materials and repairs decreased $10 million, or 6.9%, for the three months ended March 31, 2018 compared to the same period in 2017, primarily driven by timing of our engine maintenance.
Other Operating Expenses
Other operating expenses increased $30 million, or 12.8%, for the three months ended March 31, 2018 compared to the same period in 2017, primarily due to an increase in passenger on-board supplies resulting from an increased number of passengers flown and airport services.
Income Taxes
Our effective tax rate was 20.0% for the three months ended March 31, 2018 compared to 32.2% for the same period in 2017. Our effective tax rate decreased primarily due to the enactment of the Tax Cuts and Jobs Act of 2017 during the fourth quarter of 2017. We expect an effective annual tax rate between 24% and 26% in 2018.

(1) Refer to our "Regulation G Reconciliation" note below for more information on this non-GAAP measure.

The following table sets forth our operating statistics for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Year-over-Year Change
(percent changes based on unrounded numbers)	2018	2017	%
Operational Statistics
Revenue passengers (thousands)	9,881	9,711	1.8
Revenue passenger miles (RPMs) (millions)	11,866	11,399	4.1
Available seat miles (ASMs) (millions)	14,025	13,580	3.3
Load factor	84.6%	83.9%	0.7	pts
Aircraft utilization (hours per day)	11.4	11.9	(4.2)

Average fare	$171.19	$160.23	6.8
Yield per passenger mile (cents)	14.26	13.65	4.4
Passenger revenue per ASM (cents)	12.06	11.46	5.3
Operating revenue per ASM (cents)	12.50	11.79	6.1
Operating expense per ASM (cents)	11.59	10.74	8.0
Operating expense per ASM, excluding fuel(1)	8.55	8.30	3.1

Departures	86,046	85,724	0.4
Average stage length (miles)	1,098	1,079	1.8
Average number of operating aircraft during period	243.9	228.9	6.6
Average fuel cost per gallon, including fuel taxes	$2.09	$1.69	23.8
Fuel gallons consumed (millions)	199	191	4.4
Average number of full-time equivalent employees	17,530	16,722	4.8
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
LIQUIDITY AND CAPITAL RESOURCES
The airline business is capital intensive. Our ability to successfully execute our growth plans is largely dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business depends on maintaining sufficient liquidity. We believe we have adequate resources from a combination of cash and cash equivalents, investment securities on hand and two available lines of credit. Additionally, as of March 31, 2018, we had 125 unencumbered aircraft and 37 unencumbered spare engines which we believe could be an additional source of liquidity, if necessary.
We believe a healthy liquidity position is crucial to our ability to weather any part of the economic cycle while continuing to execute on our plans for profitable growth and increased returns. Our goal is to continue to be diligent with our liquidity, to maintain financial flexibility and allow for prudent capital spending.
At March 31, 2018, we had unrestricted cash and cash equivalents of $511 million and short-term investments of $268 million. We believe our current level of unrestricted cash, cash equivalents and short-term investments of approximately 11% of trailing twelve months revenue, combined with our available lines of credit and portfolio of unencumbered assets provides us with a strong liquidity position and the potential for higher returns on cash deployment.
Analysis of Cash Flows
Operating Activities
We rely primarily on operating cash flows to provide working capital for current and future operations. Cash flows from operating activities were $494 million and $432 million for the three months ended March 31, 2018 and 2017, respectively.

Higher earnings, principally driven by an increase in revenue and reduced income taxes expense, contributed to our higher operating cash flows compared to the same period of 2017.

Investing Activities
During the three months ended March 31, 2018, capital expenditures related to our purchase of flight equipment included $124 million related to the purchase of two Airbus A321 aircraft and one Airbus A321 lease buyout, $28 million for spare part purchases, $21 million in work-in-progress relating to flight equipment, and $19 million for flight equipment deposits. Other property and equipment capital expenditures also included ground equipment purchases and facilities improvements for $11 million. Investing activities also included the net proceeds of $122 million from investment securities.
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
Financing Activities
Financing activities for the three months ended March 31, 2018 primarily consisted of the acquisition of treasury shares totaling $125 million related to our accelerated share repurchase, or ASR, in March 2018 and the scheduled maturities of $58 million relating to debt and capital lease obligations.
Financing activities for the three months ended March 31, 2017 primarily consisted of the acquisition of treasury shares totaling $109 of which $100 million related to our accelerated share repurchase, or ASR, in March 2017 and the scheduled maturities of $49 relating to debt and capital lease obligations.
Working Capital
We had a working capital deficit of $1.2 billion and $940 million at March 31, 2018 and December 31, 2017, respectively. Working capital deficits can be customary in the airline industry because a significant portion of air traffic liability is classified as a current liability. Our working capital deficit increased by $252 million due to several factors, primarily due to an overall increase in our air traffic liability.
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
Contractual Obligations
Our noncancelable contractual obligations at March 31, 2018, include the following (in millions):

	Payments due in
	Total	2018	2019	2020	2021	2022	Thereafter
Debt and capital lease obligations(1)	$1,325	$171	$256	$209	$188	$159	$342
Lease commitments	1,113	128	148	129	114	104	490
Flight equipment purchase obligations	7,340	679	1,033	1,375	1,517	1,519	1,217
Other obligations(2)	2,120	349	320	299	204	179	769
Total	$11,898	$1,327	$1,757	$2,012	$2,023	$1,961	$2,818
(1) Includes actual interest and estimated interest for floating-rate debt based on March 31, 2018 rates
(2) Amounts include noncancelable commitments for the purchase of goods and services

As of March 31, 2018, we believe we are in compliance with the covenants of our debt and lease agreements. We have approximately $31 million of restricted cash pledged under standby letters of credit related to certain leases that will expire at the end of the related lease terms.
As of March 31, 2018, we operated a fleet of 55 Airbus A321 aircraft, 130 Airbus A320 aircraft and 60 Embraer E190 aircraft. Of our fleet, 196 are owned by us, of which 125 are unencumbered, 43 are leased under operating leases and six are leased under capital leases. As of March 31, 2018, the average age of our operating fleet was 9.5 years and our firm aircraft order was as follows:

Year	Airbus A320neo	Airbus A321	Airbus A321neo	Embraer E190	Total
2018	—	8	—	—	8
2019	—	—	13	—	13
2020	6	—	7	10	23
2021	16	—	4	7	27
2022	3	—	17	7	27
2023	—	—	14	—	14
2024	—	—	5	—	5
Total	25	8	60	24	117
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
Dependent on market conditions, we anticipate using a mix of cash and debt financing for aircraft scheduled for delivery in 2018. For deliveries after 2018, although we believe debt and/or lease financing should be available to us, we cannot give any assurance that we will be able to secure financing on attractive terms, if at all. While these financings may or may not result in an increase in liabilities on our balance sheet, our fixed costs will increase regardless of the financing method ultimately chosen. To the extent we cannot secure financing on terms we deem attractive, we may be required to pay in cash, further modify our aircraft acquisition plans or incur higher than anticipated financing costs.
Capital expenditures for non-aircraft such as facility improvements are expected to be between approximately $150 million and $200 million for the full year 2018.
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
Critical Accounting Policies and Estimates
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates included in our 2017 Form 10-K. Also see Note 2 to the financial statements contained in Part I, Item 1 of this report for a discussion of the Company's updated accounting policies on revenue recognition.
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
Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. You should understand that many important factors, in addition to those discussed or incorporated by reference in this Report, could cause our results to differ materially from those expressed in the forward-looking statements. Potential factors that could affect our results include, in addition to others not described in this Report, those described in Item 1A of our 2017 Form 10-K under "Risks Related to JetBlue" and "Risks Associated with the Airline Industry" and Part II of this Report. In light of these risks and uncertainties, the forward-looking events discussed in this Report might not occur.
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
Operating Expenses per Available Seat Mile, excluding fuel
Operating expenses per available seat mile, or CASM, is a common metric used in the airline industry. Our CASM for the periods are summarized in the table below. We exclude aircraft fuel and related taxes, and operating expenses related to other non-airline businesses, such as JetBlue Technology Ventures and JetBlue Travel Products, from operating expenses to determine CASM ex-fuel. We believe that CASM ex-fuel provides investors the ability to measure financial performance excluding items beyond our control, such as fuel costs which are subject to many economic and political factors beyond our control, or not related to the generation of an available seat mile, such as operating expense related to other non-airline businesses. We believe this non-GAAP measure is more indicative of our ability to manage airline costs and is more comparable to measures reported by other major airlines.

Reconciliation of Operating Expenses per ASM, excluding fuel
(in millions; per ASM data in cents)	Three Months Ended March 31,
	2018		2017
	$	per ASM	$	per ASM
Total operating expenses	$1,626	11.59	$1,458	10.74
Less:
Aircraft fuel and related taxes	417	2.97	323	2.38
Other non-airline expenses	9	0.07	8	0.06
Operating expenses, excluding fuel	$1,200	8.55	1,127	8.30

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2017 Form 10-K, except as follows:
Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the March 31, 2018 cost per gallon of fuel. Based on projected fuel consumption for the next 12 months, such an increase would result in an increase to aircraft fuel expense of approximately $174 million. We did not have any hedge contracts outstanding as of March 31, 2018.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $1.0 billion of our debt and capital lease obligations, with the remaining $0.1 billion having floating interest rates. As of March 31, 2018, if interest rates were on average 100 basis points higher in 2018, our annual interest expense would increase by approximately $2 million. This is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt and capital leases.
If interest rates were to average 10% lower in 2018 than they did during 2017, our interest income from cash and investment balances would remain relatively constant. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents and investment securities balances at March 31, 2018 and December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure.  Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2018.
Changes in Internal Control Over Financial Reporting
Except as discussed below, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the fiscal quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
During the three months ended March 31, 2018, we implemented changes to our processes in response to the adoption of ASC 606 that became effective January 1, 2018. This resulted in a material change to our process for accounting for and reporting of our loyalty program and air traffic liability. The operating effectiveness of the controls related to these changes will be evaluated as part of our annual assessment of the effectiveness of internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business we are party to various legal proceedings and claims which we believe are incidental to the operation of our business. Refer to Note 6 in our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information.

Item 1A. RISK FACTORS
Item 1A Risk Factors contained in our 2017 Form 10-K, includes a discussion of our risk factors which are incorporated herein. There were no material changes from the risk factors associated with our business previously disclosed in Part I, Item 1A "Risk Factors" of our 2017 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In September 2015, the Board of Directors authorized a three-year repurchase program starting in 2016, of up to $250 million worth of shares. This authorization replaced the 2012 authorization. On December 7, 2016, the Board approved changes to our share repurchase program to increase the aggregate authorization to $500 million worth of shares, and extend the term of the program through December 31, 2019. This authorization was completed in 2017.

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

During the three months ended March 31, 2018, the following shares were repurchased under the program (in millions, except for per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program
March 2018	5.8	(1)	5.8	$625
Total	5.8		5.8

(1) On March 1, 2018, JetBlue entered into an accelerated share repurchase, or ASR, agreement with Goldman, Sachs & Co. ("GS&Co."), paying $125 million for an initial delivery of approximately 4.7 million shares. The terms of the ASR concluded on March 23, 2018 with GS&Co. delivering approximately 1.1 million additional shares to JetBlue on March 26, 2018. A total of 5.8 million shares, at an average price of $21.49 per share, were repurchased under the agreement. The total shares purchased by JetBlue were based on the volume weighted average prices of JetBlue's common stock during the term of the agreement.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Amended and Restated Bylaws of JetBlue Airways Corporation, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated on January 8, 2018.
10.1*	Amendment No. 9 to Airbus A320 Family Purchase Agreement, dated as of March 30, 2018, between Airbus S.A.S. and JetBlue Airways Corporation.
10.2	Amendment No. 4 to the V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated March 30, 2018.
10.3*	Amended and Restated PW100G-JM Engine Purchase and Support Agreement by and between International Aero Engines, LLC and JetBlue Airways Corporation, dated as of March 30, 2018
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Pursuant to a Confidential Treatment Request under Rule 24b-2 filed with and approved by the SEC, portions of this exhibit have been omitted.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	April 27, 2018	By:	/s/ Alexander Chatkewitz
Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)