Form 10-Q
period 2018-06-30
JETBLUE AIRWAYS CORP
filed 2018-07-26
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐           No ☑
As of June 30, 2018, there were 312,846,566 shares outstanding of the registrant’s common stock, par value $.01.

JETBLUE AIRWAYS CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share data)

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$603	$303
Investment securities	312	390
Receivables, less allowance (2018-$2; 2017-$1)	225	245
Inventories, less allowance (2018-$15; 2017-$14)	77	55
Prepaid expenses and other	231	213
Total current assets	1,448	1,206
PROPERTY AND EQUIPMENT
Flight equipment	9,011	8,980
Predelivery deposits for flight equipment	208	204
Total flight equipment and predelivery deposits, gross	9,219	9,184
Less accumulated depreciation	2,287	2,125
Total flight equipment and predelivery deposits, net	6,932	7,059
Other property and equipment	1,059	1,041
Less accumulated depreciation	432	405
Total other property and equipment, net	627	636
Assets constructed for others	561	561
Less accumulated depreciation	218	207
Total assets constructed for others, net	343	354
Total property and equipment	7,902	8,049
OTHER ASSETS
Investment securities	2	2
Restricted cash	59	56
Other	529	468
Total other assets	590	526
TOTAL ASSETS	$9,940	$9,781

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share data)

	June 30, 2018	December 31, 2017
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$417	$378
Air traffic liability	1,193	966
Accrued salaries, wages and benefits	264	313
Other accrued liabilities	345	293
Current maturities of long-term debt and capital leases	230	196
Total current liabilities	2,449	2,146
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	1,128	1,003
CONSTRUCTION OBLIGATION	432	441
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	963	999
Air traffic liability - loyalty non-current	413	385
Other	74	75
Total deferred taxes and other liabilities	1,450	1,459
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 421 and 418 shares issued and 313 and 321 shares outstanding at June 30, 2018 and December 31, 2017, respectively	4	4
Treasury stock, at cost; 108 and 97 shares at June 30, 2018 and December 31, 2017, respectively	(1,122)	(890)
Additional paid-in capital	2,139	2,127
Retained earnings	3,460	3,491
Accumulated other comprehensive income (loss)	—	—
Total stockholders’ equity	4,481	4,732
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,940	$9,781

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
OPERATING REVENUES
Passenger	$1,858	$1,766	$3,549	$3,322
Other	70	70	133	115
Total operating revenues	1,928	1,836	3,682	3,437
OPERATING EXPENSES
Aircraft fuel and related taxes	491	325	908	647
Salaries, wages and benefits	486	464	985	931
Landing fees and other rents	110	101	209	197
Depreciation and amortization	120	109	237	214
Aircraft rent	23	24	48	50
Sales and marketing	75	69	142	129
Maintenance materials and repairs	188	166	329	318
Other operating expenses	260	231	521	461
Special items	319	—	319	—
Total operating expenses	2,072	1,489	3,698	2,947
OPERATING (LOSS) INCOME	(144)	347	(16)	490
OTHER INCOME (EXPENSE)
Interest expense	(22)	(24)	(44)	(49)
Capitalized interest	3	2	5	4
Interest income and other	3	—	5	2
Total other income (expense)	(16)	(22)	(34)	(43)
(LOSS) INCOME BEFORE TAXES	(160)	325	(50)	447
Income tax expense (benefit)	(40)	118	(18)	158
NET (LOSS) INCOME	$(120)	$207	$(32)	$289

EARNINGS PER COMMON SHARE:
Basic	$(0.38)	$0.63	$(0.10)	$0.87
Diluted	$(0.38)	$0.62	$(0.10)	$0.86

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended June 30,
	2018	2017
NET INCOME	$(120)	$207
Changes in fair value of derivative instruments, net of reclassifications into earnings (net of $0 and $(3) of taxes in 2018 and 2017, respectively)	—	(5)
Total other comprehensive income	—	(5)
COMPREHENSIVE INCOME	$(120)	$202

	Six Months Ended June 30,
	2018	2017
NET INCOME	$(32)	$289
Changes in fair value of derivative instruments, net of reclassifications into earnings (net of $0 and $(8) of taxes in 2018 and 2017, respectively)	—	(13)
Total other comprehensive income	—	(13)
COMPREHENSIVE INCOME	$(32)	$276

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(32)	$289
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(36)	107
Depreciation	205	184
Special items	319	—
Amortization	32	30
Stock-based compensation	14	16
Changes in certain operating assets and liabilities	232	266
Other, net	(4)	(20)
Net cash provided by operating activities	730	872
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(368)	(519)
Predelivery deposits for flight equipment	(38)	(65)
Purchase of held-to-maturity investments	(175)	(63)
Proceeds from the maturities of held-to-maturity investments	211	93
Purchase of available-for-sale securities	(210)	(154)
Proceeds from the sale of available-for-sale securities	250	282
Other, net	(11)	(7)
Net cash used in investing activities	(341)	(433)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	24	28
Proceeds from issuance of long-term debt	279	—
Repayment of long-term debt and capital lease obligations	(124)	(84)
Acquisition of treasury stock	(257)	(260)
Other, net	(8)	(8)
Net cash used in financing activities	(86)	(324)
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	303	115
Cash, cash equivalents and restricted cash at beginning of period	359	495
Cash, cash equivalents and restricted cash at end of period(1)	$662	$610

(1) Reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets:

	June 30, 2018	June 30, 2017
Cash and cash equivalents	$603	$550
Restricted cash	59	60
Total cash, cash equivalents and restricted cash	$662	$610

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1—Summary of Significant Accounting Policies
Basis of Presentation
JetBlue Airways Corporation, or JetBlue, provides air transportation services across the United States, the Caribbean and Latin America. Our condensed consolidated financial statements include the accounts of JetBlue and our subsidiaries which are collectively referred to as “we” or the “Company”. All majority-owned subsidiaries are consolidated on a line by line basis, with all intercompany transactions and balances being eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with our 2017 audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, or our 2017 Form 10-K.
These condensed consolidated financial statements are unaudited and have been prepared by us following the rules and regulations of the Securities and Exchange Commission, or the SEC. In our opinion they reflect all adjustments, including normal recurring items, that are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S., or GAAP, have been condensed or omitted as permitted by such rules and regulations; however, we believe that the disclosures are adequate to make the information presented not misleading. Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, our operating results for the periods presented herein are not necessarily indicative of the results that may be expected for other interim periods or the entire fiscal year. We recast financial information previously filed under Accounting Standards Codification Topic 605, Revenue Recognition for the periods presented to reflect full retrospective method of transition to ASU 2014-09, Revenue from Contracts with Customers. Refer to Note 2 -Revenue Recognition for more information.
Investment securities
Investment securities consist of available-for-sale investment securities and held-to-maturity investment securities. We use a specific identification method to determine the cost of the securities when they are sold.
Held-to-maturity investment securities. The contractual maturities of the held-to-maturity investments we held as of June 30, 2018 were not greater than 24 months. We did not record any significant gains or losses on these securities during the three and six months ended June 30, 2018 or 2017. The estimated fair value of these investments approximated their carrying value as of June 30, 2018 and December 31, 2017, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The carrying values of investment securities consisted of the following at June 30, 2018 and December 31, 2017 (in millions):

	June 30, 2018	December 31, 2017
Available-for-sale securities
Time deposits	$90	$130
Debt securities	4	6
Total available-for-sale securities	94	136
Held-to-maturity securities
Treasury notes	$220	$220
Corporate bonds	—	36
Total held-to-maturity securities	220	256
Total investment securities	$314	$392
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers topic of the FASB Codification, or Codification, which supersedes existing revenue recognition guidance. Under the new standard, a company will recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We adopted the requirements of ASU2014-09 as of January 1, 2018 utilizing the full retrospective method of transition. We recorded a $48 million cumulative adjustment to retained earnings as of January 1, 2016, the beginning of the retrospective reporting period, for the impacts of the new accounting standard. The adoption of the new standard did not have a significant impact on our earnings.
For JetBlue, the most significant impact of the new standard relates to the accounting of our TrueBlue® Loyalty Program. The new standard eliminated the incremental cost method for loyalty program accounting which we previously used. As a result, we revalued the liability for points earned on qualifying JetBlue purchases using a relative fair value approach. The application of a relative fair value approach increased our air traffic liability by approximately $286 million, net of breakage, as of the beginning of the retrospective reporting period.
In addition, we had a liability for outstanding points that were earned in conjunction with our previous co-branded credit card agreement that had been recorded using the residual method. The new standard does not permit the use of the residual method for this contract and instead, the transaction price is now allocated to the performance obligations on a relative selling price basis. This change decreased the relative value allocated to the transportation performance obligation and resulted in a decrease of $159 million, net of breakage, to the liability as of the beginning of the retrospective reporting period.
The standard also resulted in a change in the timing and classification of our revenue recognition for certain ancillary fees directly related to passenger tickets. As a result, we reclassified $121 million and $228 million from other revenue under the prior presentation to passenger revenue for the three and six months ended June 30, 2017, respectively. Refer to Note 2 - Revenue Recognition for more information.
During the first quarter of 2018, we adopted ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash of the Codification. The update clarified how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfer between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. Our condensed consolidated statement of cash flows for the six months ended June 30, 2017 reflects retrospective application. Our cash and cash equivalents include short-term, highly liquid investments which are readily convertible into cash. These investments include money market securities and commercial papers with maturities of three months or less when purchased. Our restricted cash primarily consists of security deposits, funds held in escrow for estimated workers' compensation obligations and performance bonds for aircraft and facility leases.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the first quarter of 2018, we adopted ASU 2016-01, Financial Instruments-Overall (Topic 825) of the Codification. The update made several changes, including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in earnings. For equity investments without readily determinable fair values, the standard provides an alternative which allows entities to measure these investments at cost, less any impairment, adjusted for changes from observable price changes in orderly transactions for an identifiable or similar investments of the same issuer. Our wholly-owned subsidiary, JetBlue Technology Ventures, LLC, or JTV, has several equity investments in emerging companies which do not have readily determinable fair values. These investments were accounted for at cost during 2017. Under the updated standard, these investments are now accounted for using the measurement alternative. A gain of $2 million was recorded for these investments during the six months ended June 30, 2018. As of June 30, 2018, the carrying amount of these investments was $20 million.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The update expands the activities that qualify for hedge accounting and simplifies the rules for reporting hedging relationships. ASU 2017-12 is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. We elected to early adopt this update prospectively as of January 1, 2018. The adoption of this update had no impact to the Company's financial results.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) of the Codification. Under ASU 2016-02, a lessee will recognize liabilities for lease payments and right-of-use assets representing its right to use the underlying asset for the lease term. While we are still evaluating the full impact of adopting the amendments on our consolidated financial statements and disclosures, we believe the adoption will have significant impact on our Consolidated Balance Sheets. However, we do not expect ASU 2016-02 to have a significant impact to our Consolidated Statements of Operations. The amendments are effective for fiscal years beginning after December 15, 2018 and include interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases which clarifies, corrects or consolidates authoritative guidance issued in ASU 2016-02 and is effective upon adoption of ASU 2016-02.

Note 2— Revenue Recognition
Passenger Revenue
Passenger ticket and ancillary services are sold in advance of the performance of the travel and related services. We initially defer ticket sales, including deferred revenue on future travel and related services and for TrueBlue® points issued when travel services are provided, as air traffic liability. We allocate the transaction price to each performance obligation identified in a passenger ticket on a relative standalone selling price basis. Directly observable selling prices are available for travel segment and ancillary services. Standalone selling price for TrueBlue® points issued are discussed in the Loyalty Program section below.
Passenger revenue, including certain ancillary fees directly related to passenger tickets, is recognized when the transportation is provided. Passenger revenue from unused tickets and passenger credits will be recognized in proportion to flown revenue based on estimates of expected expiration or when the likelihood of the Customer exercising his or her remaining rights becomes remote. Taxes that we are required to collect from our Customers, including federal transportation taxes, security taxes and airport facility charges, are excluded from the measurement of the transaction price.
During the six months ended June 30, 2018 and 2017, we recognized revenue of $580 million and $603 million, respectively, that was included in contract liabilities at the beginning of the respective periods.
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
Loyalty Program
Customers may earn points under our customer loyalty program, TrueBlue®, based on the value paid for a trip. We identified two performance obligations for passenger ticket sales earning TrueBlue® points: future travel discussed in the Passenger Revenue section above; and services when the Customers redeem TrueBlue® points. We allocate the transaction price to each performance obligation on a relative standalone basis. As a directly observable selling price for TrueBlue® points

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

is not available, we determine the standalone selling price of TrueBlue® points issued using the redemption value approach adjusted to reflect fulfillment discount, or breakage. To maximize the use of observable inputs, we utilized the actual ticket value of the tickets purchased with TrueBlue® points. We record a deferred liability in the amount of the transaction price allocation to TrueBlue® points as they are issued which is included in our air traffic liabilities. The air transportation element is deferred and recognized as passenger revenue when the points are utilized.
TrueBlue points can be sold to participating companies, including credit card and car rental companies. Co-branded credit card partnerships have the following identified performance obligations: air transportation; use of the JetBlue brand name and access to our frequent flyer customer lists; advertising; and other airline benefits. In determining the estimated selling price, JetBlue considered multiple inputs, methods and assumptions, including: discounted cash flows; estimated redemption value, net of fulfillment discount; points expected to be awarded and redeemed; estimated annual spending by cardholders; estimated annual royalty for use of JetBlue's frequent flyer customer lists; and estimated utilization of other airline benefits. The overall consideration received is allocated to each performance obligation based on their standalone relative selling prices. The air transportation element is deferred and recognized as passenger revenue when the points are utilized. The other elements are recognized as other revenue when earned.
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

Balance at December 31, 2017	$502
TrueBlue® points redeemed	(78)
TrueBlue® points earned	112
Balance at June 30, 2018	$536

Balance at December 31, 2016	$417
TrueBlue® points redeemed	$(52)
TrueBlue® points earned	$85
Balance at June 30, 2017	$450
The timing of our TrueBlue® point redemptions can vary; however, the majority of our points are redeemed within approximately three years of the date of issuance.
Disaggregation of Revenue
We disaggregate revenue from contracts with Customers by revenue source as we believe it best depicts the nature, amount, timing and uncertainty of our revenue and cash flow. The following tables provide the disaggregation disclosure by type of service for the three and six months ended June 30, 2018 and 2017 (in millions):

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Passenger revenue
Passenger travel	$1,820	$1,741	$3,471	$3,270
Loyalty revenue - air transportation	38	25	78	52
Other Revenue
Loyalty revenue	44	44	80	64
Other revenue	26	26	53	51
Total revenue	$1,928	$1,836	$3,682	$3,437
Contract Liabilities
Our contract liabilities consist of advance payments received prior to the transfer of services to the Customer. Net contract liabilities consist of the following (in millions):

	June 30, 2018	December 31, 2017
Contract liabilities
Air traffic liability - passenger travel	$1,059	$836
Air traffic liability - loyalty program (air transportation)	536	502
Deferred revenue	11	13
Total contract liabilities	$1,606	$1,351

Note 3—Long Term Debt, Short Term Borrowings, and Capital Lease Obligations
During the six months ended June 30, 2018, we made scheduled principal payments of $124 million on our outstanding long-term debt and capital lease obligations.
During the six months ended June 30, 2018, we issued $245 million in fixed rate equipment notes due through 2028, which are secured by seven Airbus A321 aircraft and $35 million floating rate equipment notes due through 2028, which are secured by one Airbus A321 aircraft.
We have pledged aircraft, engines, other equipment and facilities as security under various loan agreements with a net book value of $2.3 billion at June 30, 2018. As of June 30, 2018, we owned, free of encumbrance, 82 Airbus A320 aircraft, 40 Airbus A321 aircraft, one Embraer E190 aircraft, and 41 spare engines. At June 30, 2018, scheduled maturities of all of our long-term debt and capital lease obligations were $84 million for the remainder of 2018, $238 million in 2019, $202 million in 2020, $188 million in 2021, $167 million in 2022 and $479 million thereafter.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The carrying amounts and estimated fair values of our long-term debt at June 30, 2018 and December 31, 2017 were as follows (in millions):

	June 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Public Debt
Fixed rate special facility bonds, due through 2036	$42	$45	$42	$46
Non-Public Debt
Fixed rate enhanced equipment notes, due through 2023	$159	$163	$169	$178
Floating rate equipment notes, due through 2028	177	183	152	159
Fixed rate equipment notes, due through 2028	865	898	712	771
Total(1)	$1,243	$1,289	$1,075	$1,154
(1) Total excludes capital lease obligations of $115 million for June 30, 2018 and $124 million for December 31, 2017.
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
We have financed certain aircraft with Enhanced Equipment Trust Certificates, or EETCs. One of the benefits of this structure is being able to finance several aircraft at one time, rather than individually. The structure of EETC financing is that we create pass-through trusts in order to issue pass-through certificates. The proceeds from the issuance of these certificates are then used to purchase equipment notes which are issued by us and are secured by our aircraft. These trusts meet the definition of a variable interest entity, or VIE, as defined in the Consolidations topic of the Codification, and must be considered for consolidation in our condensed consolidated financial statements. Our assessment of our EETCs considers both quantitative and qualitative factors including the purpose for which these trusts were established and the nature of the risks in each. The main purpose of the trust structure is to enhance the credit worthiness of our debt obligation through certain bankruptcy protection provisions, liquidity facilities and lower our total borrowing cost. We concluded that we are not the primary beneficiary in these trusts because our involvement in them is limited to principal and interest payments on the related notes, the trusts were not set up to pass along variability created by credit risk to us and the likelihood of our defaulting on the notes. Therefore, we have not consolidated these trusts in our condensed consolidated financial statements.
Short-term Borrowings
Citibank Line of Credit
We have a revolving Credit and Guaranty Agreement with Citibank, N.A. as the administrative agent for up to approximately $425 million. The term of the facility runs through April 2021. Borrowings under the Credit and Guaranty Agreement bear interest at a variable rate equal to LIBOR, plus a margin. The Credit and Guaranty Agreement is secured by Slots at John F. Kennedy International Airport, LaGuardia Airport and Reagan National Airport as well as certain other assets. Slots are rights to take-off or land at a specific airport during a specific time period and are a means by which airport capacity and congestion can be managed. The Credit and Guaranty Agreement includes covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under all revolving credit facilities. In addition, the covenants restrict our ability to, among other things, dispose of certain collateral, or merge, consolidate, or sell assets. As of and for the periods ended June 30, 2018 and December 31, 2017, we did not have a balance outstanding or borrowings under this line of credit.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Morgan Stanley Line of Credit
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon LIBOR, plus a margin. As of and for the periods ended June 30, 2018 and December 31, 2017, we did not have a balance outstanding under this line of credit.

Note 4—Earnings Per Share
Basic earnings per share is calculated by dividing net (loss) income by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated similarly but includes potential dilution from restricted stock units, the Crewmember stock purchase plan, the exercise of stock options and any other potentially dilutive instruments using the treasury stock method. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounts were 1.4 million and 1.5 million for the three and six months ended June 30, 2018, respectively. There were no anti-dilutive common stock equivalents during the three and six months ended June 30, 2017.
The following is a reconciliation of weighted average shares and a calculation of earnings per share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income(1)	$(120)	$207	$(32)	$289

Weighted average basic shares	315.0	330.1	318.0	333.1
Effect of dilutive securities	—	1.4	—	1.7
Weighted average diluted shares	315.0	331.5	318.0	334.8

(Loss) earnings per common shares
Basic	$(0.38)	$0.63	$(0.10)	$0.87
Diluted	(0.38)	0.62	(0.10)	$0.86
(1) As discussed in Note 1, we adopted ASC 606, Revenue from Contracts with Customers during the first quarter of 2018. The adoption of this standard reduced previously reported net income by approximately $4 million and $7 million for the three and six months ended June 30, 2017, respectively.
On March 1, 2018, JetBlue entered into an accelerated share repurchase, or ASR, agreement with Goldman, Sachs & Co. (“GS&Co.”), paying $125 million for an initial delivery of approximately 4.7 million shares. The term of the ASR concluded on March 23, 2018 with GS&Co. delivering approximately 1.1 million additional shares to JetBlue on March 26, 2018. A total of 5.8 million shares, at an average price of $21.49 per share, were repurchased under the agreement.
On May 24, 2018, JetBlue entered into an ASR agreement with Citibank, N.A. (“Citibank”), paying $125 million for an initial delivery of approximately 5.3 million shares. The term of the ASR concluded on July 23, 2018 with Citibank delivering approximately 1.3 million additional shares to JetBlue on July 25, 2018. A total of approximately 6.6 million shares, at an average price of $18.85 per share, were repurchased under the agreement.
On March 6, 2017, JetBlue entered into an ASR agreement with Barclays Bank PLC (“Barclays”), paying $100 million for an initial delivery of approximately 4.1 million shares. The term of the Barclays ASR concluded on April 24, 2017 with Barclays delivering approximately 0.8 million additional shares to JetBlue on April 27, 2017. A total of 4.9 million shares, at an average price of $20.23 per share, were repurchased under the agreement.
On April 27, 2017, JetBlue entered into an ASR agreement with GS&Co., paying $150 million for an initial delivery of approximately 5.4 million shares. The term of the GS&Co. ASR concluded on July 24, 2017 with GS&Co. delivering approximately 1.4 million additional shares to JetBlue on July 27, 2017. A total of 6.8 million shares, at an average price of $21.99 per share, were repurchased under the agreement.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Certain Federal Aviation Administration, or FAA, licensed Crewmembers receive an additional contribution of 3% of eligible compensation, which we refer to as Retirement Advantage. Total 401(k) company match, Retirement Plus, profit sharing and Retirement Advantage expensed for the three months ended June 30, 2018 and 2017 was $37 million and $52 million, respectively, while the total amount expensed for the Plan for the six months ended June 30, 2018 and 2017 was $78 million and $94 million, respectively.

Note 6—Commitments and Contingencies
Flight Equipment Commitments
As of June 30, 2018, our firm aircraft orders consisted of 6 Airbus A321 aircraft, 25 Airbus A320 new engine option (A320neo) aircraft, 60 Airbus A321neo aircraft, 24 Embraer E190 aircraft and 18 spare engines scheduled for delivery through 2024. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $525 million for the remainder of 2018, $1.0 billion in 2019, $1.4 billion in 2020, $1.5 billion in 2021, $1.5 billion in 2022 and $1.2 billion thereafter. We are scheduled to receive 6 new Airbus A321 aircraft during the remainder of 2018.
On July 7, 2018, we entered into a binding memorandum of understanding, or MOU, with C Series Aircraft Limited Partnership (CSALP) to purchase 60 firm A220-300 aircraft, previously called the Bombardier CSeries CS300, and 60 options of the same aircraft type. The firm aircraft deliveries are expected in 2020 through 2025, with options through 2028. The MOU is subject to finalization in the purchase agreement. We also reshaped our Airbus order book including converting our order of 25 A320neo aircraft to A321neo and adjusting the timing of future deliveries.
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
As of June 30, 2018, we had approximately $31 million in assets serving as collateral for letters of credit relating to a certain number of our leases. These are included in restricted cash and expire at the end of the related lease terms. Additionally, we had approximately $28 million pledged related to our workers compensation insurance policies and other business partner agreements which will expire according to the terms of the related policies or agreements.
In April 2014, the Air Line Pilots Association, or ALPA, was certified by the National Mediation Board, or NMB, as the representative body for JetBlue pilots after winning a representation election. In June 2018, we reached a tentative agreement for our first collective bargaining agreement which is subject to ratification by the pilots. The ratification vote will take place during July 2018. The tentative agreement is for a four-year contract which includes a one-time $50 million ratification incentive and other negotiated contractual provisions. JetBlue can provide no assurance that the tentative agreement will be approved, and therefore the effect of the incentives and other provisions would be recorded upon final ratification.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Ineffectiveness occurs, in certain circumstances, when the change in the total fair value of the derivative instrument differs from the change in the value of our expected future cash outlays for the purchase of aircraft fuel. As discussed in Note 1, we early adopted ASU 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities as of January 1, 2018. This update eliminated the requirement for companies to separately measure and record ineffectiveness after initial qualification. If a hedge does not qualify for hedge accounting, the periodic changes in its fair value are also recognized in interest income and other. When aircraft fuel is consumed and the related derivative contract settles, any gain or loss previously recorded in other comprehensive income is recognized in aircraft fuel expense. All cash flows related to our fuel hedging derivatives are classified as operating cash flows.
Our current approach to fuel hedging is to enter into hedges on a discretionary basis without a specific target of hedge percentage needs. We view our hedge portfolio as a form of insurance to help mitigate the impact of price volatility and protect us against severe spikes in oil prices, when possible.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of June 30, 2018 related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

	Jet fuel call option spread agreements	Jet fuel call options agreements	Total
Third Quarter 2018	7%	—%	7%
Fourth Quarter 2018	8%	—%	8%
First Quarter 2019	—%	8%	8%
Second Quarter 2019	—%	7%	7%

The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

Fuel derivatives	June 30, 2018	December 31, 2017
Asset fair value recorded in prepaid expense and other(1)	$5	$—
Longest remaining term (months)	12	—
Hedged volume (barrels, in thousands)	1,524	—
Estimated amount of existing (gains) losses expected to be reclassified into earnings in the next 12 months	$—	$—

	Three Months Ended June 30,		Six Months Ended June 30,
Fuel derivatives	2018	2017	2018	2017
Hedge effectiveness (gains) recognized in aircraft fuel expense	$—	$(1)	$—	$(4)
Hedge (gains) losses on derivatives recognized in comprehensive income	—	(7)	—	(17)
Percentage of actual consumption economically hedged	—%	10%	—%	10%

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The impact of offsetting derivative instruments is depicted below (in millions):

	Gross Amount of Recognized		Gross Amount of Cash Collateral	Net Amount Presented on Balance Sheet
Fuel derivatives	Assets	Liabilities	Offset	Assets	Liabilities
As of June 30, 2018	$5	$—	$—	$5	$—
As of December 31, 2017	$—	$—	$—	$—	$—

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
The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of June 30, 2018 and December 31, 2017 (in millions):

	June 30, 2018
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents	$435	$—	$—	$435
Available-for-sale investment securities	—	94	—	94
Aircraft fuel derivatives	—	5	—	5

	December 31, 2017
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents	$173	$—	$—	$173
Available-for-sale investment securities	—	136	—	136
Refer to Note 3 for fair value information related to our outstanding debt obligations as of June 30, 2018 and December 31, 2017.
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
Available-for-sale investment securities
Included in our available-for-sale investment securities are time deposits and debt securities. The fair value of these instruments are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. We did not record any significant gains or losses on these securities during the three and six months ended June 30, 2018 and 2017.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Aircraft fuel derivatives
Our aircraft fuel derivatives include call option spreads and call options which are not traded on public exchanges. Heating oil and jet fuel are the products underlying these hedge contracts as they are highly correlated with the price of jet fuel. Their fair values are determined using a market approach based on inputs that are readily available from public markets for commodities and energy trading activities. Therefore, they are classified as Level 2 in the hierarchy. The data inputs are combined into quantitative models and processes to generate forward curves and volatilities related to the specific terms of the underlying hedge contracts.

Note 9—Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives which qualify for hedge accounting. A rollforward of the amounts included in the accumulated other comprehensive income (loss), net of taxes for the three months ended June 30, 2018 and June 30, 2017 are as follows (in millions):

	Aircraft Fuel Derivatives(1)	Total
Balance of accumulated income at March 31, 2018	$—	$—
Reclassifications into earnings (net of $0 of taxes)	—	—
Change in fair value (net of $0 of taxes)	—	—
Balance of accumulated income at June 30, 2018	$—	$—

Balance of accumulated (losses) income at March 31, 2017	$5	$5
Reclassifications into earnings (net of $0 of taxes)	(1)	(1)
Change in fair value (net of $(3) of taxes)	(4)	(4)
Balance of accumulated income at June 30, 2017	$—	$—
(1) Reclassified to aircraft fuel expense
A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the six months ended June 30, 2018 and June 30, 2017 are as follows (in millions):

	Aircraft Fuel Derivatives(1)	Total
Balance of accumulated income at December 31, 2017	$—	$—
Reclassifications into earnings (net of $0 of taxes)	—	—
Change in fair value (net of $0 of taxes)	—	—
Balance of accumulated income at June 30, 2018	$—	$—

Balance of accumulated (losses) income at December 31, 2016	$13	$13
Reclassifications into earnings (net of $(1) of taxes)	(3)	(3)
Change in fair value (net of $(7) of taxes)	(10)	(10)
Balance of accumulated income at June 30, 2017	$—	$—
(1) Reclassified to aircraft fuel expense

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10—Special Items
The following is a listing of our special items presented on our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
Special Items	2018	2017	2018	2017
Embraer E190 impairment(1)	319	—	319	—
Total	$319	$—	$319	$—
(1) Embraer E190 impairment includes a $319 million impairment charge of flight equipment and other property and equipment related to our June 2018 fleet review. The impairment was triggered by our decision to exit the Embraer E190 fleet and order 60 Airbus A220-300 aircraft, formerly known as the Bombardier CSeries CS300, for expected deliveries beginning in 2020 through 2025, with the option for 60 additional aircraft through 2028. We expect to transition owned Embraer E190 aircraft starting in 2020, with leased Embraer E190 aircraft expected to be returned as leases expire starting in 2023. We expect transition to be complete by 2025. We believe this decision will provide financial and network advantages over the current Embraer E190 aircraft. We assessed our Embraer E190 asset group by comparing projected undiscounted cash flows over the remaining time period we expect to utilize the aircraft to the book value of the asset group and determined the book value was in excess of the cash flows. We estimated the fair value of our Embraer E190 asset group using third party valuations and considering specific circumstances of our fleet such as aircraft age, maintenance requirements and condition and therefore classified as Level 3 in the fair value hierarchy. We reassessed our Embraer E190 assets and adjusted the depreciable lives and salvage value to align with our expected transition dates.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Second Quarter 2018 Results

•	We had a $92 million increase in revenue compared to the second quarter of 2017 due primarily to a 6.3% increase in capacity.

•
Operating expense per available seat mile increased by 30.9% to 13.69 cents, primarily due to $319 million of impairment charges of our Embraer E190 fleet, an increase in aircraft fuel expenses and an increase in the average number of aircraft. Excluding fuel and related taxes, special items, as well as operating expenses related to our non-airline businesses, our cost per available seat mile(1) increased 1.9%.

•
Operating loss was $144 million, a decrease of $491 million from the comparable period in 2017. This decrease was principally driven by $319 million of impairment charges of our Embraer E190 fleet and higher fuel cost. Excluding special items related to impairment charges of our Embraer E190 fleet, operating income excluding special items(1) was $175 million.

•
Our operating margin decreased by 26.4 points to (7.5)% due primarily to a $319 million of impairment charges associated with the decision to exit our Embraer E190 fleet and higher fuel cost. Our operating margin excluding special items(1) decreased 9.8 points to 9.1%.

•	We generated $730 million in cash from operations and $324 million in free cash flow for the six months ended June 30, 2018.

Balance Sheet
We ended the second quarter of 2018 with unrestricted cash, cash equivalents and short-term investments of $915 million and undrawn lines of credit of approximately $625 million. Our unrestricted cash, cash equivalents and short-term investments are approximately 13% of trailing twelve months revenue. We issued $280 million of debt on eight previously unencumbered aircraft and paid cash for our two deliveries. We have 123 unencumbered aircraft and 41 unencumbered spare engines as of June 30, 2018.
Fleet
On July 10, 2018, we announced an order for 60 Airbus A220-300 aircraft, previously called the Bombardier CSeries CS300 for expected deliveries beginning in 2020 through 2025, with the option for 60 additional aircraft through 2028. The order followed our intensive review aimed at ensuring the best financial performance of the airline’s fleet while providing maximum flexibility to execute our network strategy and enhancing its industry-leading customer experience. In conjunction with the new order, we also reshaped our Airbus order book, including converting our order for 25 A320neos to the A321neo and adjusting the delivery schedule.
We plan to phase in the A220-300 as a replacement for our existing fleet of 60 Embraer E190 aircraft from 2020 to 2025. We believe the A220-300 range and seating capacity will add flexibility to our network as we target growth in our Focus Cities, including options to schedule it for transcontinental flying. We expect one-time cash transition costs of approximately $90 million to $110 million during 2018.
While the E190 has played an important role in our network since 2005, the airline’s fleet review determined that the A220-300’s economics would allow us to lower costs in the coming years. The A220-300 was designed by the previous manufacturer Bombardier to seat between 130 and 160 passengers, enabling financial and network advantages over the current 100-seat Embraer E190 configuration.
JetBlue plans to take delivery of the first five aircraft in 2020, the airline’s 20th year of service. Deliveries will continue through 2025. JetBlue expects it will begin to reduce flying with its existing fleet of E190 aircraft beginning in 2020. The phase out will continue gradually through approximately 2025.
Options for 60 additional aircraft deliveries begin in 2025 and we retain the flexibility to convert certain aircraft to the smaller A220-100. Both members of the A220 Family share commonality in more than 99 percent of their replaceable parts as well as the same family of engines.

(1) Refer to our "Regulation G Reconciliation at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Outlook for 2018
For the third quarter of 2018, cost per available seat mile, excluding fuel(1) is expected to increase between 1.0% and 3.0% over the comparable 2017 period. In addition, we expect revenue per available seat mile to range between 0.0% and 3.0% on an operating capacity increase between 7.5% and 9.5% over the comparable 2017 period.
For full year 2018, cost per available seat mile, excluding fuel(1) is expected to range between (1.0)% and 1.0% over the comparable 2017 period. In addition, we expect operating capacity to increase between 6.5% and 7.5% over the comparable 2017 period.
For the second half of 2018, we continue to expect our cost per available seat mile, excluding fuel(1) to decrease between (3.5)% and (1.5)%.  The comparable period of 2017 includes higher costs per available seat mile due to hurricanes, and the $1,000 tax reform bonus for every Crewmember employed as of December 31, 2017.

(1) Refer to our "Regulation G Reconciliation at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Three Months Ended June 30, 2018 vs. 2017
Overview
We reported a net loss of $120 million, an operating loss of $144 million and an operating margin of (7.5)% for the three months ended June 30, 2018. Excluding special items(1), our adjusted net income was $120 million, our adjusted operating income was $175 million and our adjusted operating margin was 9.1%. This compares to net income of $207 million, operating income of $347 million and an operating margin of 18.9% for the three months ended June 30, 2017. Diluted (losses) earnings per share was $(0.38) for the second quarter of 2018 compared to $0.62 for the same period in 2017. Excluding special items(1), diluted earnings per share were $0.38 for the second quarter of 2018.
On-time performance, as defined by the Department of Transportation, or DOT, is arrival within 14 minutes of scheduled arrival time. In the second quarter of 2018, our systemwide on-time performance was 72.2% compared to 69.0% for the same period in 2017. Our on-time performance remains challenged by our concentration of operations in the northeast of the U.S., one of the world's most congested airspaces. Runway construction at John F. Kennedy International Airport and Boston Logan International Airport along with a higher than normal number of air traffic control delays further impacted our operations for the three months ended June 30, 2017. Our completion factor was 99.0% in the second quarter of 2018 and 98.1% in the same period in 2017.
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Three months ended June 30,		Year-over-Year Change
	2018	2017	$	%
Passenger revenue	$1,858	$1,766	$92	5.2
Other revenue	70	70	—	0.2
Total operating revenues	$1,928	$1,836	$92	5.0

Average Fare	$170.08	$171.30	$(1.22)	(0.7)
Yield per passenger mile (cents)	14.24	14.56	(0.32)	(2.2)
Passenger revenue per ASM (cents)	12.27	12.40	(0.13)	(1.0)
Operating revenue per ASM (cents)	12.74	12.89	(0.15)	(1.2)
Average stage length (miles)	1,088	1,069	19	1.8
Revenue passengers (thousands)	10,923	10,313	610	5.9
Revenue passenger miles (millions)	13,043	12,133	910	7.5
Available Seat Miles (ASMs) (millions)	15,138	14,246	892	6.3
Load Factor	86.2%	85.2%		1.0	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue as well as revenue from our ancillary product offerings such as EvenMore™ Space. The increase in passenger revenue of $92 million, or 5.2%, for the three months ended June 30, 2018, compared to the same period in 2017, was primarily attributable to a 5.9% increase in revenue passengers partially offset by a 0.7% decrease in average fare.

(1) Refer to our "Regulation G Reconciliation at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses
In detail, our operating costs per available seat mile, or ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Three Months Ended June 30,		Year-over-Year Change		Cents per ASM
	2018	2017	$	%	2018	2017	% Change
Aircraft fuel and related taxes	$491	$325	$166	51.1%	3.24	2.28	42.2%
Salaries, wages and benefits	486	464	22	4.6	3.21	3.26	(1.6)
Landing fees and other rents	110	101	9	8.0	0.72	0.71	1.6
Depreciation and amortization	120	109	11	9.6	0.79	0.77	3.2
Aircraft rent	23	24	(1)	(4.1)	0.16	0.17	(9.7)
Sales and marketing	75	69	6	9.7	0.50	0.49	3.2
Maintenance materials and repairs	188	166	22	13.3	1.24	1.16	6.6
Other operating expenses	260	231	29	12.8	1.72	1.62	6.1
Special items	319	—	319	n/a	2.11	—	n/a
Total operating expenses	$2,072	$1,489	$583	39.1%	13.69	10.46	30.9%

Total operating expenses excluding special items(1)	$1,753	$1,489	$264	17.7%	11.58	10.46	10.7%
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes increased by $166 million, or 51.1%, for the three months ended June 30, 2018 compared to the same period in 2017. The average fuel price for the three months ended June 30, 2018 increased by 41.7% to $2.28 per gallon. Our fuel consumption increased by 6.6%, or 13 million gallons, due to an increase in the average number of aircraft operating during the three months ended June 30, 2018 as compared to the same period in 2017.
Salaries, Wages and Benefits
Salaries, wages and benefits increased $22 million, or 4.6%, for the three months ended June 30, 2018 compared to the same period in 2017, primarily driven by higher full-time equivalent Crewmembers.
Depreciation and Amortization
Depreciation and amortization increased $11 million, or 9.6%, for the three months ended June 30, 2018 compared to the same period in 2017, primarily driven by a 5.9% increase in the average number of aircraft operating during the second quarter of 2018 as compared to the same period in 2017.
Maintenance Materials and Repairs
Maintenance materials and repairs increased $22 million, or 13.3%, for the three months ended June 30, 2018 compared to the same period in 2017, primarily driven by timing of our engine maintenance.
Other Operating Expenses
Other operating expenses increased $29 million, or 12.8%, for the three months ended June 30, 2018 compared to the same period in 2017, primarily due to an increase in airport services.
Special Items
Special items include a $319 million impairment charge for the Embraer E190 fleet related to our decision to exit the fleet during the three months ended June 30, 2018.

(1) Refer to our "Regulation G Reconciliation at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six Months Ended June 30, 2018 vs. 2017
Overview
We reported a net loss of $32 million, an operating loss of $16 million and an operating margin of (0.4)% for the six months ended June 30, 2018. Excluding special items(1), our adjusted net income was $208 million, adjusted operating income was $303 million and adjusted operating margin was 8.2% for the six months ended June 30, 2018. This compares to net income of $289 million, operating income of $490 million and an operating margin of 14.2% for the six months ended June 30, 2017. Diluted (losses) earnings per share was $(0.10) for the six months ended June 30, 2018 compared to $0.86 for the same period in 2017. Excluding special items(1), diluted earnings per share were $0.65 for the six months ended June 30, 2018.
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Six Months Ended June 30,		Year-over-Year Change
	2018	2017	$	%
Passenger revenue	$3,549	$3,322	$227	6.8
Other revenue	133	115	18	15.6
Total operating revenues	$3,682	$3,437	$245	7.1

Average Fare	$170.61	$165.93	$4.68	2.8
Yield per passenger mile (cents)	14.25	14.12	0.13	0.9
Passenger revenue per ASM (cents)	12.17	11.94	0.23	1.9
Operating revenue per ASM (cents)	12.63	12.35	0.28	2.2
Average stage length (miles)	1,093	1,074	19	1.8
Revenue passengers (thousands)	20,804	20,024	780	3.9
Revenue passenger miles (millions)	24,909	23,532	1,377	5.8
Available Seat Miles (ASMs) (millions)	29,162	27,826	1,336	4.8
Load Factor	85.4%	84.6%		0.8	pts.
The increase in passenger revenue of $227 million, or 6.8% for the six months ended June 30, 2018, compared to the same period in 2017, was primarily attributable to a 3.9% increase in revenue passengers and a 2.8% increase in average fare. The increase in other revenue of $18 million, or 15.6%, for the six months ended June 30, 2018, compared to the same period in 2017, was primarily attributable to our loyalty program with Barclaycard.

(1) Refer to our "Regulation G Reconciliation at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses
In detail, our operating costs per available seat mile, or ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Six Months Ended June 30,		Year-over-Year Change		Cents per ASM
	2018	2017	$	%	2018	2017	% Change
Aircraft fuel and related taxes	$908	$647	$261	40.2%	3.11	2.33	33.8%
Salaries, wages and benefits	985	931	54	5.8	3.38	3.34	1.0
Landing fees and other rents	209	197	12	6.2	0.72	0.71	1.4
Depreciation and amortization	237	214	23	10.6	0.81	0.77	5.6
Aircraft rent	48	50	(2)	(4.6)	0.16	0.18	(9.0)
Sales and marketing	142	129	13	10.2	0.49	0.46	5.2
Maintenance materials and repairs	329	318	11	3.6	1.13	1.14	(1.1)
Other operating expenses	521	461	60	12.8	1.79	1.66	7.6
Special items	319	—	319	n/a	1.09	—	n/a
Total operating expenses	$3,698	$2,947	$751	25.4%	12.68	10.59	19.7%

Total operating expenses excluding special items(1)	$3,379	$2,947	$432	14.6%	11.59	10.59	9.4%
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes increased by $261 million, or 40.2%, for the six months ended June 30, 2018 compared to the same period in 2017, and represented approximately 24.6% of our total operating expenses. The increase was primarily driven by an increase in average fuel cost per gallon from $1.65 in 2017 to $2.19 in 2018. Our fuel consumption increased by 21 million gallons or 5.5% mainly due to a 6.2% increase in the average number of operating aircraft in the first half of 2018 compared to the first half of 2017 as well as a 2.1% increase in departures.
Depreciation and Amortization
Depreciation and amortization increased $23 million, or 10.6%, for the six months ended June 30, 2018 compared to the same period in 2017, primarily driven by a 6.2% increase in the average number of aircraft operating during the six months ended June 30, 2018 as compared to the same period in 2017.
Other Operating Expenses
Other operating expenses increased $60 million, or 12.8%, for the six months ended June 30, 2018 compared to the same period in 2017, primarily due to an increase in airport services, as well as passenger on-board supplies resulting from an increased number of passengers flown.
Special Items
Special items include a $319 million impairment charge for the Embraer E190 fleet related to our decision to exit the fleet during the six months ended June 30, 2018.

(1) Refer to our "Regulation G Reconciliation at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth our operating statistics for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(percent changes based on unrounded numbers)	2018	2017	%		2018	2017	%
Operational Statistics
Revenue passengers (thousands)	10,923	10,313	5.9		20,804	20,024	3.9
Revenue passenger miles (RPMs) (millions)	13,043	12,133	7.5		24,909	23,532	5.8
Available seat miles (ASMs) (millions)	15,138	14,246	6.3		29,162	27,826	4.8
Load factor	86.2%	85.2%	1.0	pts	85.4%	84.6%	0.8	pts
Aircraft utilization (hours per day)	12.1	12.1	—		11.7	12.0	(2.5)

Average fare	$170.08	$171.30	(0.7)		$170.61	$165.93	2.8
Yield per passenger mile (cents)	14.24	14.56	(2.2)		14.25	14.12	0.9
Passenger revenue per ASM (cents)	12.27	12.40	(1.0)		12.17	11.94	1.9
Operating revenue per ASM (cents)	12.74	12.89	(1.2)		12.63	12.35	2.2
Operating expense per ASM (cents)	13.69	10.46	30.9		12.68	10.59	19.7
Operating expense per ASM, excluding fuel(1)	8.26	8.11	1.9		8.40	8.20	2.5

Departures	93,688	90,235	3.8		179,734	175,959	2.1
Average stage length (miles)	1,088	1,069	1.8		1,093	1,074	1.8
Average number of operating aircraft during period	245.5	231.8	5.9		244.7	230.4	6.2
Average fuel cost per gallon, including fuel taxes	$2.28	$1.61	41.7		$2.19	$1.65	32.8
Fuel gallons consumed (millions)	215	202	6.6		414	393	5.5
Average number of full-time equivalent crewmembers					17,677	16,841	5.0
Although we experienced revenue growth throughout 2017 as well as in the first six months of 2018, this trend may not continue. Except for uncertainty related to the cost of aircraft fuel, we expect our expenses to continue to increase as we acquire additional aircraft, as our fleet ages and as we expand the frequency of flights in existing markets as well as enter into new markets. In addition, we expect our operating results to significantly fluctuate from quarter-to-quarter in the future as a result of various factors, many of which are outside of our control. Consequently, we believe quarter-to-quarter comparisons of our operating results may not necessarily be meaningful; you should not rely on our results for any one quarter as an indication of our future performance.
LIQUIDITY AND CAPITAL RESOURCES
The airline business is capital intensive. Our ability to successfully execute our growth plans is largely dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business depends on maintaining sufficient liquidity. We believe we have adequate resources from a combination of cash and cash equivalents, investment securities on hand and two available lines of credit. Additionally, as of June 30, 2018, we had 123 unencumbered aircraft and 41 unencumbered spare engines, which we believe could be an additional source of liquidity, if necessary.
We believe a healthy liquidity position is crucial to our ability to weather any part of the economic cycle while continuing to execute on our plans for profitable growth and increased returns. Our goal is to continue to be diligent with our liquidity and to maintain financial flexibility to allow for prudent capital spending.

(1) Refer to our "Regulation G Reconciliation at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of June 30, 2018, we had unrestricted cash and cash equivalents of $603 million and short-term investments of $312 million. We believe our current level of unrestricted cash, cash equivalents and short-term investments of approximately 13% of trailing twelve months revenue, combined with our available lines of credit and portfolio of unencumbered assets provides us with a strong liquidity position and the potential for higher returns on cash deployment.
Analysis of Cash Flows
Operating Activities
We rely primarily on operating cash flows to provide working capital for current and future operations. Cash flows from operating activities were $730 million and $872 million for the six months ended June 30, 2018 and 2017, respectively. Lower earnings, principally driven by an increase in aircraft fuel expenses, partially offset by higher operating revenues, contributed to the reduction in operating cash flows.
Investing Activities
During the six months ended June 30, 2018, capital expenditures related to our purchase of flight equipment included $200 million related to the purchase of four Airbus A321 aircraft and one Airbus A321 lease buyout, $77 million for spare part purchases, $55 million in work-in-progress relating to flight equipment, $38 million for flight equipment deposits. Other property and equipment capital expenditures also included ground equipment purchases and facilities improvements for $36 million. Investing activities also included the net proceeds of $76 million from investment securities.
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
Financing Activities
Financing activities for the six months ended June 30, 2018 primarily consisted of acquisitions of treasury shares of $257 million of which $250 million related to our accelerated share repurchases and scheduled maturities of $124 million relating to debt and capital lease obligations, partially offset by the issuance of $279 million of debt and $24 million of proceeds from the issuance of common stock.
Financing activities for the six months ended June 30, 2017 primarily consisted of payments relating to share repurchase activities which totaled $250 million and scheduled maturities of $84 million relating to debt and capital lease obligations, partially offset by $28 million of proceeds from the issuance of common stock.
Working Capital
We had a working capital deficit of $1.0 billion and $940 million at June 30, 2018 and December 31, 2017, respectively. Working capital deficits can be customary in the airline industry because a significant portion of air traffic liability is classified as a current liability. Our working capital deficit increased by $61 million due to several factors, including an overall increase in our air traffic liability.
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

(1) Refer to our "Regulation G Reconciliation at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations
Our noncancelable contractual obligations at June 30, 2018, prior to entering the binding memorandum of understanding discussed below, include the following (in millions):

	Payments due in
	Total	2018	2019	2020	2021	2022	Thereafter
Debt and capital lease obligations(1)	$1,599	$114	$290	$243	$221	$192	$539
Lease commitments	1,136	82	154	134	119	108	539
Flight equipment purchase obligations	7,270	525	1,040	1,404	1,548	1,524	1,229
Other obligations(2)	3,064	356	307	262	245	242	1,652
Total	$13,069	$1,077	$1,791	$2,043	$2,133	$2,066	$3,959
(1) Includes actual interest and estimated interest for floating-rate debt based on June 30, 2018 rates
(2) Amounts include noncancelable commitments for the purchase of goods and services
As of June 30, 2018, we believe we are in compliance with the covenants of our debt and lease agreements. We have approximately $31 million of restricted cash pledged under standby letters of credit related to certain leases that will expire at the end of the related lease terms.
As of June 30, 2018, we operated a fleet of 57 Airbus A321 aircraft, 130 Airbus A320 aircraft and 60 Embraer E190 aircraft. Of our fleet, 198 are owned by us, of which 123 are unencumbered, 43 are leased under operating leases and and six are leased under capital leases. As of June 30, 2018, the average age of our operating fleet was 9.6 years and our firm aircraft order was as follows:

Year	Airbus A320neo	Airbus A321	Airbus A321neo	Airbus A220	Embraer 190	Total
2018	—	6	—	—	—	6
2019	—	—	13	—	—	13
2020	6	—	7	—	10	23
2021	16	—	4	—	7	27
2022	3	—	17	—	7	27
2023	—	—	14	—	—	14
2024	—	—	5	—	—	5
Total	25	6	60	—	24	115
In July 2018, we entered into a binding memorandum of understanding for 60 A220-300 aircraft, previously called the Bombardier CSeries CS300, for delivery beginning in 2020, with the option for 60 additional aircraft beginning in 2025. In conjunction with the new order, we also reshaped our order book converting 25 A320neo aircraft to A321neo and adjusting the timing of future deliveries as follows:

(1) Refer to our "Regulation G Reconciliation at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year	Airbus A320neo	Airbus A321	Airbus A321neo	Airbus A220
2018	—	—	—	—
2019	—	—	—	—
2020	(6)	—	8	5
2021	(16)	—	12	4
2022	(3)	—	(2)	8
2023	—	—	—	19
2024	—	—	7	22
2025	—	—	—	2
Total	(25)	—	25	60

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
Depending on market conditions, we anticipate using a mix of cash and debt financing for aircraft scheduled for delivery in 2018. For deliveries after 2018, although we believe debt and/or lease financing should be available to us, we cannot give any assurance that we will be able to secure financing on attractive terms, if at all. While these financings may or may not result in an increase in liabilities on our balance sheet, our fixed costs will increase regardless of the financing method ultimately chosen. To the extent we cannot secure financing on terms we deem attractive, we may be required to pay in cash, further modify our aircraft acquisition plans or incur higher than anticipated financing costs.
Capital expenditures for non-aircraft such as facility improvements and various infrastructure refreshes are expected to be between approximately $150 million and $200 million for full year 2018.
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
Forward-Looking Information
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which represent our management's beliefs and assumptions concerning future events. When used in this document and in documents incorporated herein by reference, the

(1) Refer to our "Regulation G Reconciliation at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
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

(1) Refer to our "Regulation G Reconciliation at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REGULATION G RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
We sometimes use non-GAAP measures that are derived from the consolidated financial statements, but that are not presented in accordance with generally accepted accounting principles in the U.S., or GAAP. We believe these non-GAAP measures provide a meaningful comparison of our results to others in the airline industry and our prior year results.  Investors should consider these non-GAAP financial measures in addition to, and not as a substitute for, our financial performance measures prepared in accordance with GAAP.  Further, our non-GAAP information may be different from the non-GAAP information provided by other companies. We believe certain charges included in our operating expenses on a GAAP basis make it difficult to compare our current period results to prior periods as well as future periods and guidance. We believe our special items distort our overall trends and that our metrics and results are enhanced with the presentation of our results excluding the impact of special items. During the periods presented below special items include a non-cash impairment charge related to the Embraer E190 as a result of our decision to exit the fleet.
Operating Expenses per Available Seat Mile, excluding fuel
Operating expenses per available seat mile, or CASM, is a common metric used in the airline industry. Our CASM for the periods are summarized in the table below. We exclude aircraft fuel and related taxes, special items and operating expenses related to other non-airline expenses, such as JetBlue Technology Ventures and JetBlue Travel Products, from operating expenses to determine CASM ex-fuel. We believe that CASM ex-fuel provides investors the ability to measure financial performance excluding items beyond our control, such as fuel costs which are subject to many economic and political factors beyond our control, or not related to the generation of an available seat mile, such as operating expense related to other non-airline expenses. We believe this non-GAAP measure is more indicative of our ability to manage airline costs and is more comparable to measures reported by other major airlines.

Reconciliation of Operating Expense per ASM, excluding fuel
(in millions; per ASM data in cents; percentages based on unrounded numbers)	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	$	per ASM	$	per ASM	$	per ASM	$	per ASM
Total operating expenses	$2,072	$13.69	$1,489	$10.46	$3,698	$12.68	$2,947	$10.59
Less:
Aircraft fuel and related taxes	491	3.24	325	2.28	908	3.11	647	2.33
Other non-airline expenses	11	0.08	9	0.07	20	0.07	18	0.06
Special items	319	2.11	—	—	319	1.10	—	—
Operating expenses, excluding fuel	$1,251	$8.26	$1,155	$8.11	$2,451	$8.40	$2,282	$8.20

(1) Refer to our "Regulation G Reconciliation at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reported Amounts to Non-GAAP, excluding special items

Reconciliation of Operating Expenses, Income before taxes, Net Income and Earnings Per Common Share excluding special items
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions except per share amounts)	2018	2017	2018	2017
Total operating expenses	$2,072	$1,489	$3,698	$2,947
Add back: Impairment charge on E190 Fleet	319	—	319	—
Total operating expenses excluding special items	$1,753	$1,489	$3,379	$2,947

Operating (loss) income	$(144)	$347	$(16)	$490
Add back: Impairment charge on E190 Fleet	319	—	319	—
Operating income excluding special items	$175	$347	$303	$490

(Loss) income before income taxes	$(160)	$325	$(50)	$447
Add back: Impairment charge on E190 Fleet	319	—	319	—
Income before income taxes excluding special items	$159	$325	$269	$447

Income before income taxes excluding special items	$159	$325	$269	$447
Less: Income tax expense (benefits)	$(40)	$118	$(18)	$158
Add back: Income tax related to impairment charge on E190 Fleet	79	—	79	—
Net Income excluding special items	$120	$207	$208	$289

Earnings Per Common Share:
Basic	$(0.38)	$0.63	$(0.10)	$0.87
Add back: Special items, net of tax	0.76	—	0.75	—
Basic excluding special items	$0.38	$0.63	$0.65	$0.87

Diluted	$(0.38)	$0.62	$(0.10)	$0.86
Add back: Special items, net of tax	0.76	—	0.75	—
Diluted excluding special items	$0.38	$0.62	$0.65	$0.86

(1) Refer to our "Regulation G Reconciliation at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2017 Form 10-K, except as follows:
Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the June 30, 2018 cost per gallon of fuel. Based on projected fuel consumption for the next 12 months, including the impact of our hedging position, such an increase would result in an increase to aircraft fuel expense of approximately $199 million. As of June 30, 2018, we had hedged approximately 4% of our projected 2018 fuel requirements. All hedge contracts existing at June 30, 2018 settle by June 30, 2019. The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts. Refer to Note 7 in our unaudited condensed consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $1.1 billion of our debt and capital lease obligations, with the remaining $0.2 billion having floating interest rates. As of June 30, 2018, if interest rates were on average 100 basis points higher in 2018 our annual interest expense would increase by approximately $2 million. This is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt and capital leases.
If interest rates were to average 10% lower in 2018 than they did during 2017, our interest income from cash and investment balances would remain relatively constant. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents and investment securities balances at June 30, 2018 and December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure.  Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2018.
Changes in Internal Control Over Financial Reporting
Except as discussed below, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the fiscal quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
During the six months ended June 30, 2018, we implemented changes to our processes in response to the adoption of ASC 606 that became effective January 1, 2018. This resulted in a material change to our process for accounting for and reporting of our loyalty program and air traffic liability. The operating effectiveness of the controls related to these changes will be evaluated as part of our annual assessment of the effectiveness of internal controls over financial reporting.

PART II. FINANCIAL INFORMATION

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

During the three months ended June 30, 2018, the following shares were repurchased under the program (in millions, except for per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program
May 2018	5.3	(1)	5.3	$500
Total	5.3		5.3

(1) On May 24, 2018, JetBlue entered into an ASR agreement with Citibank, N.A. (“Citibank”), paying $125 million for an initial delivery of approximately 5.3 million shares. The term of the ASR concluded on July 23, 2018 with Citibank delivering approximately 1.3 million additional shares to JetBlue on July 25, 2018. A total of approximately 6.6 million shares, at an average price of $18.85 per share, were repurchased under the agreement.

ITEM 5. OTHER INFORMATION

On July 7, 2018, JetBlue Airways Corporation (the "Company") and C Series Aircraft Limited Partnership ("CSALP" or "Seller") entered into a binding memorandum of understanding (MOU) for the Company to purchase 60 firm C Series model CS300 aircraft (now known as Airbus A220-300 aircraft) and 60 options of the same aircraft type. The firm aircraft deliveries are expected in 2020 through 2025, with options through 2028. The aircraft are expected to be delivered from the Seller's future Mobile, Alabama facility. The MOU is subject to finalization in the purchase agreement. The 2018 average list prices, before consideration of customary discounts agreed upon with the Seller, for the firm order of 60 Airbus A220-300 total approximately $5.5 billion.

ITEM 6. EXHIBITS
Exhibits: See accompanying Exhibit Index included after the signature page of this Report for a list of the exhibits filed or furnished with this Report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	July 26, 2018	By:	/s/ Alexander Chatkewitz
Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
10.1*	Separation Agreement date May 17, 2018 by and between James Hnat and Jetblue Airways Corporation, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated May 18, 2018
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Compensatory plans in which the directors and executive officers of JetBlue participate.