Form 10-Q
period 2018-09-30
JETBLUE AIRWAYS CORP
filed 2018-10-26
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐           No ☑
As of September 30, 2018, there were 304,786,233 shares outstanding of the registrant’s common stock, par value $.01.

JETBLUE AIRWAYS CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share data)

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$454	$303
Investment securities	483	390
Receivables, less allowance (2018-$2; 2017-$1)	243	245
Inventories, less allowance (2018-$16; 2017-$14)	75	55
Prepaid expenses and other	252	213
Total current assets	1,507	1,206
PROPERTY AND EQUIPMENT
Flight equipment	9,176	8,980
Predelivery deposits for flight equipment	260	204
Total flight equipment and predelivery deposits, gross	9,436	9,184
Less accumulated depreciation	2,366	2,125
Total flight equipment and predelivery deposits, net	7,070	7,059
Other property and equipment	1,049	1,041
Less accumulated depreciation	448	405
Total other property and equipment, net	601	636
Assets constructed for others	561	561
Less accumulated depreciation	224	207
Total assets constructed for others, net	337	354
Total property and equipment	8,008	8,049
OTHER ASSETS
Investment securities	1	2
Restricted cash	59	56
Other	572	468
Total other assets	632	526
TOTAL ASSETS	$10,147	$9,781

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share data)

	September 30, 2018	December 31, 2017
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$490	$378
Air traffic liability	1,113	966
Accrued salaries, wages and benefits	336	313
Other accrued liabilities	295	293
Current maturities of long-term debt and capital leases	278	196
Total current liabilities	2,512	2,146
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	1,290	1,003
CONSTRUCTION OBLIGATION	428	441
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	998	999
Air traffic liability - loyalty non-current	435	385
Other	70	75
Total deferred taxes and other liabilities	1,503	1,459
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 421 and 418 shares issued and 305 and 321 shares outstanding at September 30, 2018 and December 31, 2017, respectively	4	4
Treasury stock, at cost; 116 and 97 shares at September 30, 2018 and December 31, 2017, respectively	(1,272)	(890)
Additional paid-in capital	2,170	2,127
Retained earnings	3,511	3,491
Accumulated other comprehensive income (loss)	1	—
Total stockholders’ equity	4,414	4,732
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,147	$9,781

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
OPERATING REVENUES
Passenger	$1,941	$1,753	$5,490	$5,075
Other	67	65	200	179
Total operating revenues	2,008	1,818	5,690	5,254
OPERATING EXPENSES
Aircraft fuel and related taxes	515	347	1,423	994
Salaries, wages and benefits	515	466	1,500	1,397
Landing fees and other rents	114	104	323	301
Depreciation and amortization	125	114	362	328
Aircraft rent	27	26	75	75
Sales and marketing	72	69	214	198
Maintenance materials and repairs	168	149	498	467
Other operating expenses	277	229	797	691
Special items	112	—	431	—
Total operating expenses	1,925	1,504	5,623	4,451
OPERATING INCOME	83	314	67	803
OTHER INCOME (EXPENSE)
Interest expense	(23)	(23)	(67)	(72)
Capitalized interest	2	3	7	7
Interest income and other	6	3	11	5
Total other income (expense)	(15)	(17)	(49)	(60)
INCOME BEFORE TAXES	68	297	18	743
Income tax expense (benefit)	18	116	(1)	273
NET INCOME	$50	$181	$19	$470

EARNINGS PER COMMON SHARE:
Basic	$0.16	$0.56	$0.06	$1.42
Diluted	$0.16	$0.55	$0.06	$1.41

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended September 30,
	2018	2017
NET INCOME	$50	$181
Changes in fair value of derivative instruments, net of reclassifications into earnings (net of $0 and $1 of taxes in 2018 and 2017, respectively)	1	4
Total other comprehensive income	1	4
COMPREHENSIVE INCOME	$51	$185

	Nine Months Ended September 30,
	2018	2017
NET INCOME	$19	$470
Changes in fair value of derivative instruments, net of reclassifications into earnings (net of $0 and $(7) of taxes in 2018 and 2017, respectively)	1	(9)
Total other comprehensive income	1	(9)
COMPREHENSIVE INCOME	$20	$461

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19	$470
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(1)	205
Depreciation	311	283
Impairment of long-lived assets	319	—
Amortization	51	45
Stock-based compensation	20	22
Changes in certain operating assets and liabilities	216	65
Other, net	1	(24)
Net cash provided by operating activities	936	1,066
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(538)	(705)
Predelivery deposits for flight equipment	(123)	(90)
Purchase of held-to-maturity investments	(250)	(92)
Proceeds from the maturities of held-to-maturity investments	441	128
Purchase of available-for-sale securities	(702)	(223)
Proceeds from the sale of available-for-sale securities	415	395
Other, net	(18)	(8)
Net cash used in investing activities	(775)	(595)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	25	28
Proceeds from issuance of long-term debt	540	—
Repayment of long-term debt and capital lease obligations	(178)	(138)
Acquisition of treasury stock	(382)	(390)
Other, net	(12)	(12)
Net cash used in financing activities	(7)	(512)
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	154	(41)
Cash, cash equivalents and restricted cash at beginning of period	359	495
Cash, cash equivalents and restricted cash at end of period(1)	$513	$454

(1) Reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets:

	September 30, 2018	September 30, 2017
Cash and cash equivalents	$454	$394
Restricted cash	59	60
Total cash, cash equivalents and restricted cash	$513	$454

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
These condensed consolidated financial statements are unaudited and have been prepared by us following the rules and regulations of the Securities and Exchange Commission, or the SEC. In our opinion they reflect all adjustments, including normal recurring items, that are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S., or GAAP, have been condensed or omitted as permitted by such rules and regulations; however, we believe that the disclosures are adequate to make the information presented not misleading. Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, our operating results for the periods presented herein are not necessarily indicative of the results that may be expected for other interim periods or the entire fiscal year. We recast financial information previously filed under Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition for the periods presented to reflect the full retrospective method of transition to Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers. Refer to Note 2 - Revenue Recognition for more information.
Investment securities
Investment securities consist of available-for-sale investment securities and held-to-maturity investment securities. We use a specific identification method to determine the cost of the securities when they are sold.
Held-to-maturity investment securities. The contractual maturities of the held-to-maturity investments we held as of September 30, 2018 were not greater than 24 months. We did not record any significant gains or losses on these securities during the three and nine months ended September 30, 2018 or 2017. The estimated fair value of these investments approximated their carrying value as of September 30, 2018 and December 31, 2017, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The carrying values of investment securities consisted of the following at September 30, 2018 and December 31, 2017 (in millions):

	September 30, 2018	December 31, 2017
Available-for-sale securities
Time deposits	$260	$130
U.S. Treasury	155	—
Debt securities	4	6
Total available-for-sale securities	419	136
Held-to-maturity securities
U.S. Treasury	$65	$220
Corporate bonds	—	36
Total held-to-maturity securities	65	256
Total investment securities	$484	$392
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) of the FASB Codification, or Codification, which supersedes existing revenue recognition guidance. Under the new standard, a company will recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We adopted the requirements of ASU 2014-09 as of January 1, 2018 utilizing the full retrospective method of transition. We recorded a $48 million cumulative adjustment to retained earnings as of January 1, 2016, the beginning of the retrospective reporting period, for the impacts of the new accounting standard. The adoption of the new standard did not have a significant impact on our earnings.
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
The standard also resulted in a change in the timing and classification of our revenue recognition for certain ancillary fees directly related to passenger tickets. As a result, we reclassified $124 million and $352 million from other revenue under the prior presentation to passenger revenue for the three and nine months ended September 30, 2017, respectively. Refer to Note 2 - Revenue Recognition for more information.
During the first quarter of 2018, we adopted ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash of the Codification. The update clarified how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. Our condensed consolidated statement of cash flows for the nine months ended September 30, 2017 reflects retrospective application. Our cash and cash equivalents include short-term, highly liquid investments which are readily convertible into cash. These investments include money market securities and commercial paper with maturities of three months or less when purchased. Our restricted cash primarily consists of security deposits, funds held in escrow for estimated workers' compensation obligations and performance bonds for aircraft and facility leases.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the first quarter of 2018, we adopted ASU 2016-01, Financial Instruments-Overall (Topic 825) of the Codification. The update made several changes, including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in earnings. For equity investments without readily determinable fair values, the standard provides an alternative which allows entities to measure these investments at cost, less any impairment, adjusted for changes from observable price changes in orderly transactions for identifiable or similar investments of the same issuer. Our wholly-owned subsidiary, JetBlue Technology Ventures, LLC, or JTV, has several equity investments in emerging companies which do not have readily determinable fair values. These investments were accounted for at cost during 2017. Under the updated standard, these investments are now accounted for using the measurement alternative. As of September 30, 2018, the carrying amount of these investments was $23 million.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The update expands the activities that qualify for hedge accounting and simplifies the rules for reporting hedging relationships. ASU 2017-12 is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. We elected to early adopt this update prospectively as of January 1, 2018. Our adoption of this update had no impact to the Company's financial results.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) of the Codification. Under ASU 2016-02, a lessee will recognize liabilities for lease payments and right-of-use assets representing its right to use the underlying asset for the lease term. While we are still evaluating the full impact of adopting the amendments on our consolidated financial statements and disclosures, we believe the adoption will have a significant impact on our Consolidated Balance Sheets. However, we do not expect ASU 2016-02 to have a significant impact to our Consolidated Statements of Operations. The amendments are effective for fiscal years beginning after December 15, 2018 and include interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases which clarifies, corrects or consolidates authoritative guidance issued in ASU 2016-02 and is effective upon adoption of ASU 2016-02. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements, which provides an optional transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented. If elected, an entity would recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. We are currently evaluating the transition method.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The update eliminates, adds, and modifies certain disclosure requirements for fair value measurements. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted of the entire standard or only the provisions that eliminate or modify disclosure requirements. We are still evaluating the full impact of adopting the amendments on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The update provides guidance for determining if a cloud computing arrangement is within the scope of internal-use software guidance, and would require capitalization of certain implementation costs. ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted. We are still evaluating the full impact of adopting the amendments on our consolidated financial statements.

Note 2— Revenue Recognition
Passenger Revenue
Passenger ticket and ancillary services are sold in advance of the performance of the travel and related services. We initially defer ticket sales, including deferred revenue on future travel and related services and for TrueBlue® points issued when travel services are provided, as air traffic liability. We allocate the transaction price to each performance obligation identified in a passenger ticket on a relative standalone selling price basis. Directly observable selling prices are available for travel segments and ancillary services. Standalone selling price for TrueBlue® points issued are discussed in the Loyalty Program section below.

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
During the nine months ended September 30, 2018 and 2017, we recognized revenue of $593 million and $620 million, respectively, that was included in contract liabilities at the beginning of the respective periods.
We expect the remaining balance of the December 31, 2017 liability to be recognized during 2018.
The practical expedient in ASC 606-10-50-14 allows entities to not disclose the amount of the remaining transaction price and its expected timing of recognition for passenger tickets if the contract has an original expected duration of one year or less or if certain other conditions are met. We elected to apply this practical expedient to our contract liabilities relating to passenger travel and ancillary services as our tickets or any related passenger credits expire one year from the date of issuance.
Loyalty Program
Customers may earn points under our customer loyalty program, TrueBlue®, based on the value paid for a trip. We identified two performance obligations for passenger ticket sales earning TrueBlue® points: future travel discussed in the Passenger Revenue section above; and services when the Customers redeem TrueBlue® points. We allocate the transaction price to each performance obligation on a relative standalone basis. As a directly observable selling price for TrueBlue® points is not available, we determine the standalone selling price of TrueBlue® points issued using the redemption value approach adjusted to reflect fulfillment discount, or breakage. To maximize the use of observable inputs, we utilize the actual ticket value of the tickets purchased with TrueBlue® points. We record a deferred liability in the amount of the transaction price allocation to TrueBlue® points as they are issued which is included in our air traffic liabilities. The air transportation element is deferred and recognized as passenger revenue when the points are utilized.
TrueBlue® points can be sold to participating companies, including credit card and car rental companies. Co-branded credit card partnerships have the following identified performance obligations: air transportation; use of the JetBlue brand name and access to our frequent flyer customer lists; advertising; and other airline benefits. In determining the estimated selling price, JetBlue considered multiple inputs, methods and assumptions, including: discounted cash flows; estimated redemption value, net of fulfillment discount; points expected to be awarded and redeemed; estimated annual spending by cardholders; estimated annual royalty for use of JetBlue's frequent flyer customer lists; and estimated utilization of other airline benefits. The overall consideration received is allocated to each performance obligation based on their standalone relative selling prices. The air transportation element is deferred and recognized as passenger revenue when the points are utilized. The other elements are recognized as other revenue when earned.
Points earned by TrueBlue® members never expire. We estimate breakage for the portion of points not expected to be redeemed based on historical points redemptions. TrueBlue® members earn points based on the value paid for a trip rather than the length of the trip, and TrueBlue®members can pool points between small groups of people, branded as Family Pooling™. Breakage is recorded using points redemption patterns to determine a breakage rate. We periodically update breakage rates used to estimate breakage revenue.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents the activity of the current and non-current air traffic liability, and includes points earned and sold to participating companies (in millions).

Balance at December 31, 2017	$502
TrueBlue® points redeemed	(113)
TrueBlue® points earned and sold	175
Balance at September 30, 2018	$564

Balance at December 31, 2016	$417
TrueBlue® points redeemed	(75)
TrueBlue® points earned and sold	134
Balance at September 30, 2017	$476
The timing of our TrueBlue® point redemptions can vary; however, the majority of our points are redeemed within approximately three years of the date of issuance.
Disaggregation of Revenue
We disaggregate revenue from contracts with Customers by revenue source as we believe it best depicts the nature, amount, timing and uncertainty of our revenue and cash flow. The following tables provide the disaggregation disclosure by type of service for the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Passenger revenue
Passenger travel	$1,906	$1,729	$5,377	$5,000
Loyalty revenue - air transportation	35	24	113	75
Other Revenue
Loyalty revenue	42	32	122	96
Other revenue	25	33	78	83
Total revenue	$2,008	$1,818	$5,690	$5,254
Contract Liabilities
Our contract liabilities consist of advance payments received prior to the transfer of services to the Customer. Net contract liabilities consist of the following (in millions):

	September 30, 2018	December 31, 2017
Contract liabilities
Air traffic liability - passenger travel	$975	$836
Air traffic liability - loyalty program (air transportation)	564	502
Deferred revenue	9	13
Total contract liabilities	$1,548	$1,351

Note 3—Long Term Debt, Short Term Borrowings, and Capital Lease Obligations
During the nine months ended September 30, 2018, we made scheduled principal payments of $178 million on our outstanding long-term debt and capital lease obligations.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the nine months ended September 30, 2018, we issued $445 million in fixed rate equipment notes due through 2028, which are secured by eight Airbus A320 aircraft and nine Airbus A321 aircraft; we also issued $95 million in floating rate equipment notes due through 2028, which are secured by four Airbus A320 aircraft and one Airbus A321 aircraft.
We have pledged aircraft, engines, other equipment and facilities as security under various loan agreements with a net book value of $2.7 billion at September 30, 2018. As of September 30, 2018, we owned, free of encumbrance, 70 Airbus A320 aircraft, 40 Airbus A321 aircraft, one Embraer E190 aircraft, and 44 spare engines. At September 30, 2018, scheduled maturities of all of our long-term debt and capital lease obligations were $43 million for the remainder of 2018, $279 million in 2019, $246 million in 2020, $234 million in 2021, $210 million in 2022 and $556 million thereafter.
The carrying amounts and estimated fair values of our long-term debt at September 30, 2018 and December 31, 2017 were as follows (in millions):

	September 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Public Debt
Fixed rate special facility bonds, due through 2036	$42	$44	$42	$46
Non-Public Debt
Fixed rate enhanced equipment notes, due through 2023	$151	$155	$169	$178
Floating rate equipment notes, due through 2028	230	237	152	159
Fixed rate equipment notes, due through 2028	1,035	1,067	712	771
Total(1)	$1,458	$1,503	$1,075	$1,154
(1) Total excludes capital lease obligations of $110 million for September 30, 2018 and $124 million for December 31, 2017.
The estimated fair values of our publicly held long-term debt are classified as Level 2 in the fair value hierarchy. The fair values of our enhanced equipment notes and our special facility bonds were based on quoted market prices in markets with low trading volumes. The fair value of our non-public debt was estimated using a discounted cash flow analysis based on our borrowing rates for instruments with similar terms and therefore classified as Level 3 in the fair value hierarchy. The fair values of our other financial instruments approximate their carrying values. Refer to Note 8 - Fair Value for an explanation of the fair value hierarchy structure.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Short-term Borrowings
Citibank Line of Credit
We have a revolving Credit and Guaranty Agreement with Citibank, N.A. as the administrative agent for up to approximately $425 million. The term of the facility runs through April 2021. Borrowings under the Credit and Guaranty Agreement bear interest at a variable rate equal to LIBOR, plus a margin. The Credit and Guaranty Agreement is secured by Slots at John F. Kennedy International Airport, LaGuardia Airport and Reagan National Airport as well as certain other assets. Slots are rights to take-off or land at a specific airport during a specific time period and are a means by which airport capacity and congestion can be managed. The Credit and Guaranty Agreement includes covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under revolving credit facilities. In addition, the covenants restrict our ability to, among other things, dispose of certain collateral, or merge, consolidate, or sell assets. As of and for the periods ended September 30, 2018 and December 31, 2017, we did not have a balance outstanding or borrowings under this line of credit.
Morgan Stanley Line of Credit
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon LIBOR, plus a margin. As of and for the periods ended September 30, 2018 and December 31, 2017, we did not have a balance outstanding under this line of credit.

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
The following is a reconciliation of weighted average shares and a calculation of earnings per share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income(1)	$50	$181	$19	$470

Weighted average basic shares	308.7	326.1	314.8	330.8
Effect of dilutive securities	1.6	1.7	1.6	1.6
Weighted average diluted shares	310.3	327.8	316.4	332.4

Earnings per common shares
Basic	$0.16	$0.56	$0.06	$1.42
Diluted	0.16	0.55	0.06	1.41
(1) As discussed in Note 1, we adopted ASC 606, Revenue from Contracts with Customers during the first quarter of 2018. The adoption of this standard impacted previously reported net income by approximately $2 million and $(5) million for the three and nine months ended September 30, 2017, respectively.
On March 1, 2018, JetBlue entered into an accelerated share repurchase, or ASR, agreement with Goldman, Sachs & Co. ("GS&Co.") paying $125 million. The term of the ASR concluded on March 23, 2018. A total of 5.8 million shares, at an average price of $21.49 per share, were repurchased under the agreement.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On May 24, 2018, JetBlue entered into an ASR agreement with Citibank, N.A. ("Citibank"), paying $125 million for an initial delivery of 5.3 million shares. The term of the ASR concluded on July 23, 2018 with Citibank delivering 1.3 million additional shares to JetBlue on July 25, 2018. A total of 6.6 million shares, at an average price of $18.85 per share, were repurchased under the agreement.
On August 1, 2018, JetBlue entered into an ASR agreement with Barclays Bank PLC ("Barclays") paying $125 million. The term of the ASR concluded on September 28, 2018. A total of 6.7 million shares, at an average price of $18.69 per share, were repurchased under the agreement.
On March 6, 2017, JetBlue entered into an ASR agreement with Barclays paying $100 million for an initial delivery of 4.1 million shares. The term of the Barclays ASR concluded on April 24, 2017 with Barclays delivering 0.8 million additional shares to JetBlue on April 27, 2017. A total of 4.9 million shares, at an average price of $20.23 per share, were repurchased under the agreement.
On April 27, 2017, JetBlue entered into an ASR agreement with GS&Co., paying $150 million for an initial delivery of 5.4 million shares. The term of the GS&Co. ASR concluded on July 24, 2017 with GS&Co. delivering 1.4 million additional shares to JetBlue on July 27, 2017. A total of 6.8 million shares, at an average price of $21.99 per share, were repurchased under the agreement.

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
Our non-management Crewmembers are eligible to receive profit sharing, calculated as 10% of adjusted pre-tax income before profit sharing and special items up to a pre-tax margin of 18% with the result reduced by Retirement Plus contributions and the equivalent of Retirement Plus contributions for pilots. If JetBlue's resulting pre-tax margin exceeds 18%, non-management Crewmembers will receive 20% profit sharing above an 18% pre-tax margin.
Effective August 1, 2018, pilots receive a non-elective Company contribution per the terms of the finalized collective bargaining agreement, in lieu of the above 401(k) Company matching contribution, Retirement Plus, and Retirement Advantage contributions. Refer to Note 6—Commitments and Contingencies for additional information. The Company's non-elective contribution of 15% of eligible pilot compensation vests after three years of service.
Total 401(k) company match, Retirement Plus, Retirement Advantage, pilot retirement contribution, and profit sharing expensed for the three months ended September 30, 2018 and 2017 was $43 million and $49 million, respectively, while the total amount for the nine months ended September 30, 2018 and 2017 was $122 million and $143 million, respectively.

Note 6—Commitments and Contingencies
Flight Equipment Commitments
As of September 30, 2018, our firm aircraft orders consisted of 4 Airbus A321 aircraft and 85 Airbus A321 new engine option (A321neo) aircraft scheduled for delivery through 2024.
On July 7, 2018, we entered into a memorandum of understanding, or MOU, with C Series Aircraft Limited Partnership (CSALP) to purchase 60 A220-300 aircraft, previously called the Bombardier CS300, and 60 options for the same aircraft type. The aircraft deliveries are expected in 2020 through 2025, with options through 2028.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Expenditures for these aircraft and related flight equipment and engines, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $308 million for the remainder of 2018, $1.2 billion in 2019, $1.4 billion in 2020, $1.3 billion in 2021, $1.3 billion in 2022 and $3.1 billion thereafter.
We are scheduled to receive 4 new Airbus A321 aircraft during the remainder of 2018. During the third quarter of 2018, we also reshaped our Airbus order book by converting our order of 25 A320neo aircraft to A321neo and adjusting the timing of future deliveries.
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
As of September 30, 2018, we had approximately $31 million in assets serving as collateral for letters of credit relating to a certain number of our leases. These are included in restricted cash and expire at the end of the related lease terms. Additionally, we had approximately $28 million pledged related to our workers compensation insurance policies and other business partner agreements which will expire according to the terms of the related policies or agreements.
In April 2014, the Air Line Pilots Association, or ALPA, was certified by the National Mediation Board, or NMB, as the representative body for JetBlue pilots after winning a representation election. We reached a final agreement for our first collective bargaining agreement which was ratified by the pilots in July 2018. The agreement is a four-year, renewable contract effective August 1, 2018 which included compensation, benefits, work rules and other policies. During the third quarter of 2018, we recorded one-time ratification bonus totaling $50 million to be allocated amongst the pilots as determined by ALPA. Refer to Note 10 - Special Items for additional information.
In April 2018, JetBlue Inflight Crewmembers elected to be solely represented by the Transport Workers Union of America, or TWU. The NMB certified the TWU as the representative body for JetBlue Inflight Crewmembers and we are working with the TWU to reach a collective bargaining agreement.
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
Ineffectiveness occurs, in certain circumstances, when the change in the total fair value of the derivative instrument differs from the change in the value of our expected future cash outlays for the purchase of aircraft fuel. As discussed in Note 1 - Summary of Significant Accounting Policies, we early adopted ASU 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities as of January 1, 2018. This update eliminated the requirement for companies to separately measure and record ineffectiveness after initial qualification. If a hedge does not qualify for hedge accounting, the periodic changes in its fair value are also recognized in interest income and other. When aircraft fuel is consumed and the related derivative contract settles, any gain or loss previously recorded in other comprehensive income is recognized in aircraft fuel expense. All cash flows related to our fuel hedging derivatives are classified as operating cash flows.
Our current approach to fuel hedging is to enter into hedges on a discretionary basis without a specific target of hedge percentage needs. We view our hedge portfolio as a form of insurance to help mitigate the impact of price volatility and protect us against severe spikes in oil prices, when possible.
The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of September 30, 2018 related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

	Jet fuel call option spread agreements	Jet fuel call option agreements	Total
Fourth Quarter 2018	7%	—%	7%
First Quarter 2019	—%	7%	7%
Second Quarter 2019	—%	7%	7%

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

Fuel derivatives	September 30, 2018	December 31, 2017
Asset fair value recorded in prepaid expense and other(1)	$6	$—
Longest remaining term (months)	9	—
Hedged volume (barrels, in thousands)	1,140	—
Estimated amount of existing (gains) losses expected to be reclassified into earnings in the next 12 months	$(1)	$—

	Three Months Ended September 30,		Nine Months Ended September 30,
Fuel derivatives	2018	2017	2018	2017
Hedge effectiveness (gains) losses recognized in aircraft fuel expense	$1	$(4)	$1	$(8)
Hedge (gains) losses on derivatives recognized in comprehensive income	—	(9)	—	8
Percentage of actual consumption economically hedged	7%	10%	3%	10%

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
The impact of offsetting derivative instruments is depicted below (in millions):

	Gross Amount of Recognized		Gross Amount of Cash Collateral	Net Amount Presented on Balance Sheet
Fuel derivatives	Assets	Liabilities	Offset	Assets	Liabilities
As of September 30, 2018	$6	$—	$—	$6	$—
As of December 31, 2017	$—	$—	$—	$—	$—

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
The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of September 30, 2018 and December 31, 2017 (in millions):

	September 30, 2018
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents	$279	$—	$—	$279
Available-for-sale investment securities	155	264	—	419
Aircraft fuel derivatives	—	6	—	6

	December 31, 2017
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents	$173	$—	$—	$173
Available-for-sale investment securities	—	136	—	136
Refer to Note 3 for fair value information related to our outstanding debt obligations as of September 30, 2018 and December 31, 2017.
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
Available-For-Sale Investment Securities
Included in our available-for-sale investment securities are U.S. Treasury bills, time deposits and debt securities. The U.S. Treasury bills are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy. The fair value of these instruments are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. We did not record any significant gains or losses on these securities during the three and nine months ended September 30, 2018 and 2017.
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
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9—Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives which qualify for hedge accounting. A rollforward of the amounts included in the accumulated other comprehensive income (loss), net of taxes for the three months ended September 30, 2018 and September 30, 2017 are as follows (in millions):

	Aircraft Fuel Derivatives(1)	Total
Balance of accumulated income at June 30, 2018	$—	$—
Reclassifications into earnings (net of $0 of taxes)	1	1
Change in fair value (net of $0 of taxes)	—	—
Balance of accumulated income at September 30, 2018	$1	$1

Balance of accumulated income at June 30, 2017	$—	$—
Reclassifications into earnings (net of $(2) of taxes)	(2)	(2)
Change in fair value (net of $3 of taxes)	6	6
Balance of accumulated income at September 30, 2017	$4	$4
(1) Reclassified to aircraft fuel expense
A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the nine months ended September 30, 2018 and September 30, 2017 are as follows (in millions):

	Aircraft Fuel Derivatives(1)	Total
Balance of accumulated income at December 31, 2017	$—	$—
Reclassifications into earnings (net of $0 of taxes)	1	1
Change in fair value (net of $0 of taxes)	—	—
Balance of accumulated income at September 30, 2018	$1	$1

Balance of accumulated income at December 31, 2016	$13	$13
Reclassifications into earnings (net of $(3) of taxes)	(5)	(5)
Change in fair value (net of $(4) of taxes)	(4)	(4)
Balance of accumulated income at September 30, 2017	$4	$4
(1) Reclassified to aircraft fuel expense

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10—Special Items
The following is a listing of special items presented on our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
Special Items	2018	2017	2018	2017
Embraer E190 fleet transition costs(1)	$43	$—	$362	$—
Union contract costs(2)	69	—	69	—
Total	$112	$—	$431	$—
(1) Embraer E190 fleet transition costs include a $319 million impairment charge of flight equipment and other property and equipment related to our June 2018 fleet review. The impairment was triggered by our decision to exit the Embraer E190 fleet and order 60 Airbus A220-300 aircraft, formerly known as the Bombardier CS300, for expected deliveries beginning in 2020 through 2025, with the option for 60 additional aircraft through 2028. We expect to transition owned Embraer E190 aircraft starting in 2020, with leased Embraer E190 aircraft expected to be returned as leases expire starting in 2023. We expect the transition to be completed by 2025. We believe this decision will provide financial and network advantages over the current Embraer E190 aircraft. We assessed our Embraer E190 asset group by comparing projected undiscounted cash flows over the remaining time period we expect to utilize the aircraft to the book value of the asset group and determined the book value was in excess of the cash flows. We estimated the fair value of our Embraer E190 asset group using third party valuations and considering specific circumstances of our fleet such as aircraft age, maintenance requirements and condition and therefore classified as Level 3 in the fair value hierarchy. We reassessed our Embraer E190 assets and adjusted the depreciable lives and salvage value to align with our expected transition dates. For the three months ended September 30, 2018, Embraer E190 fleet transition costs include certain contract termination costs associated with the transition. Recorded amounts represent our best estimate of these costs and are based upon current facts and assumptions; actual amounts may be materially different. Additional expenses may be recorded in future periods as we continue to work through the transition of the Embraer E190 fleet.
(2) Union contract costs include the one-time $50 million ratification bonus and other negotiated contractual provisions related to our pilots collective bargaining agreement.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Third Quarter 2018 Results

•	We had a $190 million increase in revenue compared to the third quarter of 2017 due primarily to an 8.7% increase in capacity.

•
Operating expense per available seat mile increased by 17.8% to 12.38 cents, primarily due to an increase in aircraft fuel expenses, an increase in the average number of aircraft, and $112 million of one-time costs associated with the ratification of our pilots collective bargaining agreement and the transition of our Embraer E190 fleet. Excluding fuel and related taxes, special items, as well as operating expenses related to our non-airline businesses, our cost per available seat mile(1) increased 3.2%.

•
Operating income was $83 million, a decrease of $231 million from the comparable period in 2017. This decrease was principally driven by higher fuel cost and $112 million of one-time costs associated with the ratification of our pilots collective bargaining agreement and the transition of our Embraer E190 fleet. Excluding these special items(1), operating income was $195 million.

•
Our operating margin decreased by 13.2 points to 4.1% due primarily to higher fuel costs and $112 million of one-time costs associated with the ratification of our pilots collective bargaining agreement and the transition of our Embraer E190 fleet. Our operating margin excluding special items(1) decreased 7.6 points to 9.7%.

•	We generated $936 million in cash from operations and $275 million in free cash flow for the nine months ended September 30, 2018.

Balance Sheet
We ended the third quarter of 2018 with unrestricted cash, cash equivalents and short-term investments of $937 million and undrawn lines of credit of approximately $625 million. Our unrestricted cash, cash equivalents and short-term investments are approximately 13% of trailing twelve months revenue. We issued $260 million of debt on 14 previously unencumbered aircraft and paid cash for our two deliveries during the three months ended September 30, 2018. We have 111 unencumbered aircraft and 44 unencumbered spare engines as of September 30, 2018.
Fleet
In July 2018, we announced an order for 60 Airbus A220-300 aircraft, previously called the Bombardier CS300 for expected deliveries beginning in 2020 through 2025, with the option for 60 additional aircraft through 2028. The order followed our intensive review aimed at ensuring the best financial performance of the airline’s fleet while providing maximum flexibility to execute our network strategy and enhance the customer experience. In conjunction with the new order, we also reshaped our Airbus order book, including converting our order for 25 A320neos to the A321neo and adjusting our delivery schedule.
We plan to phase in the A220-300 as a replacement for our existing fleet of 60 Embraer E190 aircraft from 2020 to 2025. We believe the A220-300 range and seating capacity will add flexibility to our network as we target growth in our Focus Cities, including options to schedule it for transcontinental flying. We expect to incur incremental one-time costs as we work to transition the Embraer E190 aircraft out of our fleet.
While the Embraer E190 has played an important role in our network since 2005, we determined during our fleet review that the A220-300’s economics would allow us to lower costs in the coming years. The A220-300 was designed by the previous manufacturer Bombardier to seat between 130 and 160 passengers, enabling financial and network advantages over the current 100-seat Embraer E190 configuration.
JetBlue plans to take delivery of the first five aircraft in 2020, the airline’s 20th year of service, with deliveries to continue through 2025. JetBlue expects it will begin to reduce flying with its existing fleet of Embraer E190 aircraft beginning in 2020. The phase out would continue gradually through approximately 2025.
Options for 60 additional A220 aircraft deliveries are anticipated to begin in 2025 and we would retain the flexibility to convert certain aircraft to the smaller A220-100 model. Both members of the A220 family share commonality in more than 99 percent of their replaceable parts and utilize the same family of engines.

(1) Refer to our ''Regulation G Reconciliation" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Outlook for 2018
For the fourth quarter of 2018, cost per available seat mile, excluding fuel(1) is expected to decrease between 3.5% and 1.5% over the comparable 2017 period. In addition, we expect revenue per available seat mile to range between 1.0% and 4.0% on an operating capacity increase between 7.5% and 9.5% over the comparable 2017 period.
For full year 2018, cost per available seat mile, excluding fuel(1) is expected to range between 0.75% and 1.75% over the comparable 2017 period. In addition, we expect operating capacity to increase between 6.5% and 7.0% over the comparable 2017 period.

(1) Refer to our ''Regulation G Reconciliation" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Three Months Ended September 30, 2018 vs. 2017
Overview
We reported a net income of $50 million, an operating income of $83 million and an operating margin of 4.1% for the three months ended September 30, 2018. Excluding special items(1), our adjusted net income was $134 million, our adjusted operating income was $195 million and our adjusted operating margin was 9.7%. This compares to net income of $181 million, operating income of $314 million and an operating margin of 17.3% for the three months ended September 30, 2017. Diluted earnings per share was $0.16 for the third quarter of 2018 compared to $0.55 for the same period in 2017. Excluding special items(1), diluted earnings per share were $0.43 for the third quarter of 2018.
On-time performance, as defined by the Department of Transportation, or DOT, is arrival within 14 minutes of scheduled arrival time. In the third quarter of 2018, our systemwide on-time performance was 71.7% compared to 68.8% for the same period in 2017. Our on-time performance remains challenged by our concentration of operations in the northeast of the U.S., one of the world's most congested airspaces. Runway closures at John F. Kennedy International Airport and Boston Logan International Airport had a negative impact on our on-time performance in the third quarter of 2017. Our completion factor was 98.1% in the third quarter of 2018 and 95.3% in the same period in 2017. Hurricanes Irma and Maria resulted in over 3,000 canceled flights, or about 3% of departures in the third quarter of 2017.
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Three months ended September 30,		Year-over-Year Change
	2018	2017	$	%
Passenger revenue	$1,941	$1,753	$188	10.8
Other revenue	67	65	2	3.5
Total operating revenues	$2,008	$1,818	$190	10.5

Average Fare	$175.66	$171.36	$4.30	2.5
Yield per passenger mile (cents)	14.53	14.39	0.14	1.0
Passenger revenue per ASM (cents)	12.48	12.25	0.23	1.9
Operating revenue per ASM (cents)	12.91	12.70	0.21	1.7
Average stage length (miles)	1,093	1,069	24	2.2
Revenue passengers (thousands)	11,050	10,227	823	8.0
Revenue passenger miles (millions)	13,362	12,180	1,182	9.7
Available Seat Miles (ASMs) (millions)	15,551	14,306	1,245	8.7
Load Factor	85.9%	85.1%		0.8	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue as well as revenue from our ancillary product offerings such as EvenMore™ Space. The increase in passenger revenue of $188 million, or 10.8%, for the three months ended September 30, 2018 compared to the same period in 2017, was primarily attributable to a 8.0% increase in revenue passengers and a 2.5% increase in average fare.

(1) Refer to our ''Regulation G Reconciliation" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses
In detail, our operating costs per available seat mile, or ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Three Months Ended September 30,		Year-over-Year Change		Cents per ASM
	2018	2017	$	%	2018	2017	% Change
Aircraft fuel and related taxes	$515	$347	$168	48.4%	3.31	2.42	36.5%
Salaries, wages and benefits	515	466	49	10.5	3.31	3.26	1.7
Landing fees and other rents	114	104	10	9.7	0.73	0.73	0.9
Depreciation and amortization	125	114	11	10.4	0.81	0.79	1.6
Aircraft rent	27	26	1	7.8	0.18	0.18	(0.8)
Sales and marketing	72	69	3	4.6	0.46	0.49	(3.8)
Maintenance materials and repairs	168	149	19	12.9	1.08	1.04	3.9
Other operating expenses	277	229	48	20.5	1.78	1.60	10.8
Special items	112	—	112	n/a	0.72	—	n/a
Total operating expenses	$1,925	$1,504	$421	28.1%	12.38	10.51	17.8%

Total operating expenses excluding special items(1)	$1,813	$1,504	$309	20.6%	11.66	10.51	11.0%
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes increased by $168 million, or 48.4%, for the three months ended September 30, 2018 compared to the same period in 2017. The average fuel price for the three months ended September 30, 2018 increased by 36.6% to $2.32 per gallon. Our fuel consumption increased by 8.6%, or 17 million gallons, due to an increase in the average number of aircraft operating during the three months ended September 30, 2018 as compared to the same period in 2017.
Salaries, Wages and Benefits
Salaries, wages and benefits increased $49 million, or 10.5%, for the three months ended September 30, 2018 compared to the same period in 2017, primarily driven by higher full-time equivalent Crewmembers and the incremental costs of the new pilots collective bargaining agreement which became effective on August 1, 2018.
Depreciation and Amortization
Depreciation and amortization increased $11 million, or 10.4%, for the three months ended September 30, 2018 compared to the same period in 2017, primarily driven by a 5.6% increase in the average number of aircraft operating during the third quarter of 2018 as compared to the same period in 2017. The quarter ended September 30, 2018 also included $2 million relating to the disposal of software.
Maintenance Materials and Repairs
Maintenance materials and repairs increased $19 million, or 12.9%, for the three months ended September 30, 2018 compared to the same period in 2017, primarily driven by the timing of engine maintenance and the additional aircraft in our fleet.
Other Operating Expenses
Other operating expenses increased $48 million, or 20.5%, for the three months ended September 30, 2018 compared to the same period in 2017, primarily due to an increase in airport services.
Special Items
Special items for the three months ended September 30, 2018 include $69 million of one-time costs related to the ratification of our pilots collective bargaining agreement and $43 million of one-time transition costs related to the Embraer E190 fleet exit.

(1) Refer to our ''Regulation G Reconciliation" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine Months Ended September 30, 2018 vs. 2017
Overview
We reported net income of $19 million, an operating income of $67 million and an operating margin of 1.2% for the nine months ended September 30, 2018. Excluding special items(1), our adjusted net income was $343 million, adjusted operating income was $498 million and adjusted operating margin was 8.8% for the nine months ended September 30, 2018. This compares to net income of $470 million, operating income of $803 million and an operating margin of 15.3% for the nine months ended September 30, 2017. Diluted earnings per share was $0.06 for the nine months ended September 30, 2018 compared to $1.41 for the same period in 2017. Excluding special items(1), diluted earnings per share were $1.08 for the nine months ended September 30, 2018.
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Nine Months Ended September 30,		Year-over-Year Change
	2018	2017	$	%
Passenger revenue	$5,490	$5,075	$415	8.2
Other revenue	200	179	21	11.2
Total operating revenues	$5,690	$5,254	$436	8.3

Average Fare	$172.36	$167.77	$4.59	2.7
Yield per passenger mile (cents)	14.35	14.21	0.14	0.9
Passenger revenue per ASM (cents)	12.28	12.05	0.23	1.9
Operating revenue per ASM (cents)	12.73	12.47	0.26	2.0
Average stage length (miles)	1,093	1,072	21	2.0
Revenue passengers (thousands)	31,854	30,251	1,603	5.3
Revenue passenger miles (millions)	38,271	35,712	2,559	7.2
Available Seat Miles (ASMs) (millions)	44,713	42,131	2,582	6.1
Load Factor	85.6%	84.8%		0.8	pts.
The increase in passenger revenue of $415 million, or 8.2% for the nine months ended September 30, 2018, compared to the same period in 2017, was primarily due to a 5.3% increase in revenue passengers and a 2.7% increase in average fare. The increase in other revenue of $21 million, or 11.2%, for the nine months ended September 30, 2018, compared to the same period in 2017, was primarily due to our loyalty program.

(1) Refer to our ''Regulation G Reconciliation" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses
In detail, our operating costs per available seat mile, or ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Nine Months Ended September 30,		Year-over-Year Change		Cents per ASM
	2018	2017	$	%	2018	2017	% Change
Aircraft fuel and related taxes	$1,423	$994	$429	43.1%	3.18	2.36	34.8%
Salaries, wages and benefits	1,500	1,397	103	7.4	3.36	3.32	1.2
Landing fees and other rents	323	301	22	7.4	0.72	0.71	1.2
Depreciation and amortization	362	328	34	10.6	0.81	0.78	4.2
Aircraft rent	75	75	—	(0.4)	0.17	0.18	(6.2)
Sales and marketing	214	198	16	8.2	0.48	0.46	2.0
Maintenance materials and repairs	498	467	31	6.6	1.11	1.11	0.4
Other operating expenses	797	691	106	15.3	1.78	1.64	8.7
Special items	431	—	431	n/a	0.97	—	n/a
Total operating expenses	$5,623	$4,451	$1,172	26.3%	12.58	10.56	19.0%

Total operating expenses excluding special items(1)	$5,192	$4,451	$741	16.7%	11.61	10.56	9.9%
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes increased by $429 million, or 43.1%, for the nine months ended September 30, 2018 compared to the same period in 2017, and represented approximately 25.3% of our total operating expenses. The increase was primarily driven by an increase in average fuel cost per gallon from $1.66 in 2017 to $2.23 in 2018. Our fuel consumption increased by 39 million gallons or 6.6% mainly due to a 6.0% increase in the average number of operating aircraft during the third quarter 2018 compared to the same period in 2017 as well as a 3.3% increase in departures.
Depreciation and Amortization
Depreciation and amortization increased $34 million, or 10.6%, for the nine months ended September 30, 2018 compared to the same period in 2017, primarily driven by a 6.0% increase in the average number of aircraft operating during the nine months ended September 30, 2018 as compared to the same period in 2017. The nine months ended September 30, 2018 also included $2 million relating to the disposal of software.
Other Operating Expenses
Other operating expenses increased $106 million, or 15.3%, for the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to an increase in airport services, as well as passenger on-board supplies resulting from an increased number of passengers flown.
Special Items
Special items during the nine months ended September 30, 2018 include $362 million of impairment and one-time transition costs related to our the Embraer E190 fleet exit, and $69 million of one-time costs related to the ratification of our pilots collective bargaining agreement.

(1) Refer to our ''Regulation G Reconciliation" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth our operating statistics for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(percent changes based on unrounded numbers)	2018	2017	%		2018	2017	%
Operational Statistics
Revenue passengers (thousands)	11,050	10,227	8.0		31,854	30,251	5.3
Revenue passenger miles (RPMs) (millions)	13,362	12,180	9.7		38,271	35,712	7.2
Available seat miles (ASMs) (millions)	15,551	14,306	8.7		44,713	42,131	6.1
Load factor	85.9%	85.1%	0.8	pts	85.6%	84.8%	0.8	pts
Aircraft utilization (hours per day)	12.0	11.8	1.7		11.8	11.9	(0.8)

Average fare	$175.66	$171.36	2.5		$172.36	$167.77	2.7
Yield per passenger mile (cents)	14.53	14.39	1.0		14.35	14.21	0.9
Passenger revenue per ASM (cents)	12.48	12.25	1.9		12.28	12.05	1.9
Operating revenue per ASM (cents)	12.91	12.70	1.7		12.73	12.47	2.0
Operating expense per ASM (cents)	12.38	10.51	17.8		12.58	10.56	19.0
Operating expense per ASM, excluding fuel(1)	8.27	8.02	3.2		8.36	8.14	2.7

Departures	95,119	90,021	5.7		274,853	265,980	3.3
Average stage length (miles)	1,093	1,069	2.2		1,093	1,072	2.0
Average number of operating aircraft during period	247.5	234.3	5.6		245.7	231.7	6.0
Average fuel cost per gallon, including fuel taxes	$2.32	$1.69	36.6		$2.23	$1.66	34.2
Fuel gallons consumed (millions)	222	205	8.6		637	598	6.6
Average number of full-time equivalent crewmembers					17,767	17,051	4.2
Although we experienced revenue growth throughout 2017 as well as in the first nine months of 2018, this trend may not continue. Except for uncertainty related to the cost of aircraft fuel, we expect our expenses to continue to increase as we acquire additional aircraft, as our fleet ages and as we expand the frequency of flights in existing markets as well as enter into new markets. In addition, we expect our operating results to significantly fluctuate from quarter-to-quarter in the future as a result of various factors, many of which are outside of our control. Consequently, we believe quarter-to-quarter comparisons of our operating results may not necessarily be meaningful; you should not rely on our results for any one quarter as an indication of our future performance.
LIQUIDITY AND CAPITAL RESOURCES
The airline business is capital intensive. Our ability to successfully execute our growth plans is largely dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business depends on maintaining sufficient liquidity. We believe we have adequate resources from a combination of cash and cash equivalents, investment securities on hand and two available lines of credit. Additionally, as of September 30, 2018, we had 111 unencumbered aircraft and 44 unencumbered spare engines, which we believe could be an additional source of liquidity, if necessary.
We believe a healthy liquidity position is crucial to our ability to weather any part of the economic cycle while continuing to execute on our plans for profitable growth and increased returns. Our goal is to continue to be diligent with our liquidity and to maintain financial flexibility to allow for prudent capital spending.

(1) Refer to our ''Regulation G Reconciliation" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of September 30, 2018, we had unrestricted cash and cash equivalents of $454 million and short-term investments of $483 million. We believe our current level of unrestricted cash, cash equivalents and short-term investments of approximately 13% of trailing twelve months revenue, combined with our available lines of credit and portfolio of unencumbered assets provides us with a strong liquidity position and the potential for higher returns on cash deployment.
Analysis of Cash Flows
Operating Activities
We rely primarily on operating cash flows to provide working capital for current and future operations. Cash flows from operating activities were $936 million and $1.1 billion for the nine months ended September 30, 2018 and 2017, respectively. Lower earnings, principally driven by an increase in aircraft fuel expenses, partially offset by higher operating revenues, contributed to the reduction in operating cash flows.
Investing Activities
During the nine months ended September 30, 2018, capital expenditures related to our purchase of flight equipment included $287 million related to the purchase of six Airbus A321 aircraft and one Airbus A321 lease buyout, $97 million for spare part purchases, $88 million in work-in-progress relating to flight equipment and $123 million for flight equipment deposits. Other property and equipment capital expenditures also included ground equipment purchases and facilities improvements for $67 million. Investing activities also included the net purchase of $96 million in investment securities.
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
Financing Activities
Financing activities for the nine months ended September 30, 2018 primarily consisted of acquisitions of treasury shares of $382 million of which $375 million related to our accelerated share repurchases, and scheduled maturities of $178 million relating to debt and capital lease obligations, partially offset by the issuance of $540 million of debt.
Financing activities for the nine months ended September 30, 2017 primarily consisted of payments relating to share repurchase activities which totaled $380 million and scheduled maturities of $138 million relating to debt and capital lease obligations.
Working Capital
We had a working capital deficit of $1 billion and $940 million at September 30, 2018 and December 31, 2017, respectively. Working capital deficits can be customary in the airline industry because a significant portion of air traffic liability is classified as a current liability. Our working capital deficit increased by $65 million due to several factors, including an overall increase in our air traffic liability.
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

(1) Refer to our ''Regulation G Reconciliation" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations
Our contractual obligations at September 30, 2018 include the following (in millions):

	Payments due in
	Total	2018	2019	2020	2021	2022	Thereafter
Debt and capital lease obligations(1)	$1,828	$57	$341	$295	$273	$239	$623
Lease commitments	1,105	42	156	136	121	110	540
Flight equipment purchase obligations	8,613	308	1,186	1,373	1,346	1,307	3,093
Other obligations(2)	2,971	197	317	313	246	244	1,654
Total	$14,517	$604	$2,000	$2,117	$1,986	$1,900	$5,910
(1) Includes actual interest and estimated interest for floating-rate debt based on September 30, 2018 rates
(2) Amounts include noncancelable commitments for the purchase of goods and services
As of September 30, 2018, we believe we are in compliance with the covenants of our debt and lease agreements. We have approximately $31 million of restricted cash pledged under standby letters of credit related to certain leases that will expire at the end of the related lease terms.
As of September 30, 2018, we operated a fleet of 59 Airbus A321 aircraft, 130 Airbus A320 aircraft and 60 Embraer E190 aircraft. Of our fleet, 200 are owned by us, of which 111 are unencumbered, 43 are leased under operating leases and six are leased under capital leases. As of September 30, 2018, the average age of our operating fleet was 9.8 years and our aircraft order was as follows:

Year	Airbus A321	Airbus A321neo	Airbus A220*	Total
2018	4	—	—	4
2019	—	13	—	13
2020	—	15	5	20
2021	—	16	4	20
2022	—	15	8	23
2023	—	14	19	33
2024	—	12	22	34
2025	—	—	2	2
Total	4	85	60	149
* Expected delivery schedule subject to finalization in a purchase agreement
In July 2018, we entered into a memorandum of understanding (MOU) for 60 Airbus A220-300 aircraft, previously called the Bombardier CS300, for delivery beginning in 2020, and the option for 60 additional aircraft beginning in 2025.
Expenditures for our aircraft and spare engines include estimated amounts for contractual price escalations and predelivery deposits. We expect to meet our predelivery deposit requirements for our aircraft by paying cash or by using short-term borrowing facilities for deposits required six to 24 months prior to delivery. Any predelivery deposits paid by the issuance of notes are fully repaid at the time of delivery of the related aircraft.
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
Capital expenditures for non-aircraft such as facility improvements and various infrastructure refreshes are expected to be between approximately $105 million and $125 million for full year 2018.

(1) Refer to our ''Regulation G Reconciliation" at the end of this section for more information on this non-GAAP measure.

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

(1) Refer to our ''Regulation G Reconciliation" at the end of this section for more information on this non-GAAP measure.

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

(1) Refer to our ''Regulation G Reconciliation" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REGULATION G RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
We sometimes use non-GAAP measures that are derived from the consolidated financial statements, but that are not presented in accordance with generally accepted accounting principles in the U.S., or GAAP. We believe these non-GAAP measures provide a meaningful comparison of our results to others in the airline industry and our prior year results.  Investors should consider these non-GAAP financial measures in addition to, and not as a substitute for, our financial performance measures prepared in accordance with GAAP.  Further, our non-GAAP information may be different from the non-GAAP information provided by other companies. We believe certain charges included in our operating expenses on a GAAP basis make it difficult to compare our current period results to prior periods as well as future periods and guidance. The tables below show a reconciliation of non-GAAP financial measures used in this filing to the most directly comparable GAAP financial meas
Operating Expenses per Available Seat Mile, excluding fuel
Operating expenses per available seat mile, or CASM, is a common metric used in the airline industry. Our CASM for the periods are summarized in the table below. We exclude aircraft fuel and related taxes, special items and operating expenses related to other non-airline businesses, such as JetBlue Technology Ventures and JetBlue Travel Products, and special items from operating expenses to determine CASM ex-fuel. During the periods presented below, special items include the impairment and one-time transition costs related to the Embraer E190 fleet exit as well as one-time costs related to the ratification of our pilots collective bargain agreement. We believe that CASM ex-fuel provides investors the ability to measure financial performance excluding items beyond our control, such as fuel costs which are subject to many economic and political factors beyond our control, or not related to the generation of an available seat mile, such as operating expense related to other non-airline businesses. We believe this non-GAAP measure is more indicative of our ability to manage airline costs and is more comparable to measures reported by other major airlines.

Reconciliation of Operating Expense per ASM, excluding fuel
(in millions; per ASM data in cents; percentages based on unrounded numbers)	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	$	per ASM	$	per ASM	$	per ASM	$	per ASM
Total operating expenses	$1,925	$12.38	$1,504	$10.51	$5,623	$12.58	$4,451	$10.56
Less:
Aircraft fuel and related taxes	515	3.31	347	2.42	1,423	3.18	994	2.36
Other non-airline expenses	12	0.08	10	0.07	32	0.07	28	0.06
Special items	112	0.72	—	—	431	0.97	—	—
Operating expenses, excluding fuel	$1,286	$8.27	$1,147	$8.02	$3,737	$8.36	$3,429	$8.14

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reconciliation of Operating Expense, Income before Taxes, Net Income and Earnings per Share, excluding special items
Our GAAP results in the applicable periods include charges that are deemed special items that we believe make our results difficult to compare to prior periods as well as future periods and guidance. During the periods presented below, special items include the impairment and one-time transition costs related to the Embraer E190 fleet exit as well as one-time costs related to the ratification of our pilots collective bargaining agreement. We believe our special items distort our overall trends and that our metrics and results are enhanced with the presentation of our results excluding the impact of special items. The table below provide a reconciliation of our GAAP reported amounts to the non-GAAP amounts excluding special items.

Reconciliation of Operating Expenses, Income before taxes, Net Income and Earnings Per Common Share excluding special items
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions except per share amounts)	2018	2017	2018	2017
Total operating expenses	$1,925	$1,504	$5,623	$4,451
Less: Special items	112	—	431	—
Total operating expenses excluding special items	$1,813	$1,504	$5,192	$4,451

Operating income	$83	$314	$67	$803
Add back: Special items	112	—	431	—
Operating income excluding special items	$195	$314	$498	$803

Income before income taxes	$68	$297	$18	$743
Add back: Special items	112	—	431	—
Income before income taxes excluding special items	$180	$297	$449	$743

Income before income taxes excluding special items	$180	$297	$449	$743
Less: Income tax expense (benefits)	$18	$116	$(1)	$273
Less: Income tax related to special items	28	—	107	—
Net Income excluding special items	$134	$181	$343	$470

Earnings Per Common Share:
Basic	$0.16	$0.56	$0.06	$1.42
Add back: Special items, net of tax	0.27	—	1.03	—
Basic excluding special items	$0.43	$0.56	$1.09	$1.42

Diluted	$0.16	$0.55	$0.06	$1.41
Add back: Special items, net of tax	0.27	—	1.02	—
Diluted excluding special items	$0.43	$0.55	$1.08	$1.41

PART I. FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2017 Form 10-K, except as follows:
Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the September 30, 2018 cost per gallon of fuel. Based on projected fuel consumption for the next 12 months, including the impact of our hedging position, such an increase would result in an increase to aircraft fuel expense of approximately $212 million. As of September 30, 2018, we had hedged approximately 7% of our projected fuel requirement for the remainder of 2018. All hedge contracts existing at September 30, 2018 settle by June 30, 2019. The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts. Refer to Note 7 - Financial Derivative Instruments and Risk Management in our unaudited condensed consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $1.3 billion of our debt and capital lease obligations, with the remaining $0.3 billion having floating interest rates. As of September 30, 2018, if interest rates were on average 100 basis points higher in 2018 our annual interest expense would increase by approximately $3 million. This is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt and capital leases.
If interest rates were to average 10% lower in 2018 than they did during 2017, our interest income from cash and investment balances would remain relatively constant. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents and investment securities balances at September 30, 2018 and December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure.  Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2018.
Changes in Internal Control Over Financial Reporting
Except as discussed below, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the fiscal quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
During the nine months ended September 30, 2018, we implemented changes to our processes in response to the adoption of ASC 606 Revenue from Contracts with Customers that became effective January 1, 2018. This resulted in a material change to our process for accounting for and reporting of our loyalty program and air traffic liability. The operating effectiveness of the controls related to these changes will be evaluated as part of our annual assessment of the effectiveness of internal controls over financial reporting.

PART II. FINANCIAL INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business we are party to various legal proceedings and claims which we believe are incidental to the operation of our business. Refer to Note 6 - Commitments and Contingencies in our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Item 1A. RISK FACTORS
Part I, Item 1A "Risk Factors" of our 2017 Form 10-K, includes a discussion of our risk factors which are incorporated herein. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K. Except as presented below, there have been no material changes from the risk factors associated with our business previously disclosed in our Form 10-K.
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

In general, unionization has increased costs in the airline industry. On April 22, 2014, approximately 74% of our pilots voted to be represented by the Airlines Pilot Association, or ALPA. In July 2018, we reached a final agreement for our first collective bargaining agreement which was ratified by the pilots and became effective on August 1, 2018. In April 2018, JetBlue Inflight Crewmembers elected to be solely represented by the Transport Workers Union of America, or TWU. The NMB certified the TWU as the representative body for JetBlue Inflight Crewmembers and we anticipate working with the TWU to reach a collective bargaining agreement. If we are unable to reach agreement on the terms of a collective bargaining agreement, or we experience wide-spread Crewmember dissatisfaction, we could be subject to adverse actions.

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

During the three months ended September 30, 2018, the following shares were repurchased under the program (in millions, except for per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program
July 2018	1.3	(1)	1.3	$500
August 2018	5.7	(2)	5.7	375
September 2018	1.0	(2)	1.0	375
Total	8.0		8.0

(1) On May 24, 2018, JetBlue entered into an accelerated share repurchase, ASR, agreement with Citibank, N.A. ("Citibank"), paying $125 million for an initial delivery of 5.3 million shares. The term of the ASR concluded on July 23, 2018 with Citibank delivering 1.3 million additional shares to JetBlue on July 25, 2018. A total of 6.6 million shares, at an average price of $18.85 per share, were repurchased under the agreement.

PART II. FINANCIAL INFORMATION

(2) On August 1, 2018, JetBlue entered into an ASR agreement with Barclays Bank PLC ("Barclays") paying $125 million. The term of the ASR concluded on September 28, 2018. A total of 6.7 million shares, at an average price of $18.69 per share, were repurchased under the agreement.

ITEM 6. EXHIBITS
Exhibits: See accompanying Exhibit Index included after the signature page of this Report for a list of the exhibits filed or furnished with this Report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	October 26, 2018	By:	/s/ Alexander Chatkewitz
Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
10.1*
Amendment No. 10 to Airbus A320 Family Purchase Agreement, dated as of July 7, 2018, between Airbus S.A.S. and JetBlue Airways Corporation, including Amended and Restated Letter Agreements 1, 2 and 3, each dated as of the same date.

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