Form 10-K
period 2018-12-31
JETBLUE AIRWAYS CORP
filed 2019-02-21
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2018 was approximately $5.9 billion (based on the last reported sale price on the NASDAQ Global Select Market on that date). The number of shares outstanding of the registrant's common stock as of January 31, 2019 was 306,533,167 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Designated portions of the Registrant's Proxy Statement for its 2019 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K, or the Report, to the extent described therein.

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

PART I

ITEM 1.    BUSINESS

OVERVIEW
General
JetBlue Airways Corporation, or JetBlue, is New York's Hometown Airline®. In 2018, JetBlue carried over 42 million Customers with an average of 1,000 daily flights and served 105 destinations in the United States, the Caribbean and Latin America.
JetBlue was incorporated in Delaware in August 1998 and commenced service on February 11, 2000. As of the end of 2018, we were the sixth largest passenger carrier in the U.S. based on available seat miles, or ASMs. We believe our differentiated product and culture combined with our competitive cost structure enables us to compete effectively in the high-value geographies we serve. Looking to the future, we plan to continue to grow in our high-value geographies, invest in industry leading products and provide award winning service by our more than 22,000 dedicated employees, whom we refer to as Crewmembers. Going forward, we believe we will continue to differentiate ourselves from other airlines, enabling us to continue to attract a greater mix of Customers, and to drive further profitable growth. We are focused on delivering solid results for our Shareholders, our Customers, and our Crewmembers.
As used in this Report, the terms “JetBlue,” the “Company,” “we,” “us,” “our” and similar terms refer to JetBlue Airways Corporation and its subsidiaries, unless the context indicates otherwise. Our principal executive offices are located at 27-01 Queens Plaza North, Long Island City, New York 11101 and our telephone number is (718) 286-7900.
Our Industry and Competition
The U.S. airline industry is extremely competitive, challenging and results are often volatile. It is uniquely susceptible to external factors such as fuel costs, downturns in domestic and international economic conditions, weather-related disruptions, the spread of infectious diseases, the impact of airline restructurings or consolidations, and military actions or acts of terrorism. We operate in a capital and energy intensive industry that has high fixed costs, as well as heavy taxation and fees. Airline returns are sensitive to slight changes in fuel prices, average fare levels, and passenger demand. The industry's principal competitive factors include fares, brand and customer service, route networks, flight schedules, aircraft types, safety records, code-sharing and interline relationships, in-flight entertainment and connectivity systems, and frequent flyer programs.
Price competition is intense in our industry. Our ability to operate successfully and grow in this environment depends on, among other things, our ability to operate at costs equal to or lower than our competitors.
Since 2001, the majority of traditional network airlines have undergone significant financial restructuring including bankruptcies, mergers and consolidations. These types of restructurings typically result in a lower cost structure through a reduction of labor costs, restructuring of commitments including debt terms, leases and aircraft, modification or termination of pension plans, increased workforce flexibility, and innovative offerings. These actions also have provided the restructured airlines significant opportunities for realignment of route networks, alliances, and frequent flyer programs. Each factor has had a significant influence on the industry's improved profitability.

2018 OPERATIONAL HIGHLIGHTS
We believe our differentiated product and culture, competitive costs, and high-value geography relative to other airlines contributed to our continued success in 2018. Our 2018 operational highlights include:
•Product enhancements - Throughout 2018, we continued to invest in industry-leading products which we believe will continue to differentiate our offerings from the other airlines.
◦During 2018, we continued to expand Mint® service, our premium product which includes 16 fully lie-flat seats, four of which are in suites with a privacy door, a first in the U.S. domestic market, by adding seasonal service from John F. Kennedy International Airport, or JFK, to Liberia, Costa Rica, and from Boston to St. Lucia. Liberia is our first city in Latin America with Mint® service and we are the only airline to operate regularly scheduled flights with a lie-flat premium seat between Costa Rica and the U.S.
◦In April 2018, we unveiled our first Airbus A320 aircraft with a restyled cabin which includes 162 new seats, larger TV screens with over 100 channels of free DIRECTV®, and free gate-to-gate Fly-Fi®. As of December 31, 2018, we had nine restyled Airbus A320 aircraft in service. We expect the restyling of the entire Airbus A320 fleet to be completed by late 2020 and believe this multi-year restyling program will allow us to increase capacity in a capital-efficient and customer-focused way.

◦In June 2018, we announced the next step in our ongoing digital transformation with the launch of a redesigned jetblue.com. Our new website features a fresh look, homepage global navigation, and performance that is optimized to the screen size of a user's device. A new navigation interface allows Customers to more easily find the information they need and a focus on the booking experience highlights the breadth of travel options available when booking through jetblue.com.
◦As part of our ongoing digital transformation, we revealed a new Points Pooling™ program for our TrueBlue® members. Points Pooling™ allows designated groups to conveniently earn and redeem points together, providing more flexibility to our Customers.
◦In partnership with U.S. Customs and Border Protection (CBP), we rolled out our first fully-integrated biometric self-boarding gate at JFK. Customers flying to select international destinations from Terminal 5 can now board with a dual-lane biometric self-boarding gate, which uses facial recognition technology to verify travelers with a quick photo capture.
•Fleet - During 2018, we took delivery of ten Airbus A321 aircraft, three of which were equipped with our Mint® cabin layout.
We anticipate that we will take delivery of a minimum of six Airbus A321new engine option (neo) aircraft in 2019.
In July 2018, we announced an order for 60 Airbus A220-300 aircraft, previously called the Bombardier CS300, for expected deliveries beginning in 2020 through 2025, with the option for 60 additional aircraft though 2028. The order followed our intensive review aimed at ensuring the best financial performance of the airline's fleet while providing maximum flexibility to execute our network strategy and enhance the customer experience. In conjunction with the new order, we also reshaped our Airbus order book, which included converting our order for 25 A320 neo aircraft to the A321neo and adjusting our delivery schedule. We have the option to take certain A321neo deliveries with the long range configuration, the A321-LR.
We plan to phase in the A220-300 as a replacement for our existing fleet of 60 Embraer E190 aircraft. We believe the A220-300 range and seating capacity will add flexibility to our network as we target growth in our focus cities, including options to schedule it for transcontinental flying. We expect to incur incremental one-time costs as we work to transition the Embraer E190 aircraft out of our fleet.
While the Embraer E190 has played an important role in our network since 2005, we determined during our fleet review that the A220-300's economics would allow us to lower costs in the coming years. The A220-300 was designed by the previous manufacturer, Bombardier, to seat between 130 and 160 passengers, enabling financial and network advantages over the current 100-seat Embraer E190 configuration.
We expect to begin reducing flying with our existing fleet of Embraer E190 aircraft beginning in 2020. The phase out is expected to continue gradually through approximately 2025.
Options for 60 additional A220-300 aircraft deliveries are anticipated to begin in 2025 and we would retain the flexibility to convert certain aircraft to the smaller A220-100 model. Both members of the A220 family share commonality in more than 99 percent of their replaceable parts and utilize the same family of engines.
•Network - We continued to expand and grow in our high-value geography. In 2018, we expanded our network with four new BlueCities, bringing our total as of the end of December 2018 to 105 BlueCities, and added several connect-the-dot routes.
We began service in May 2018 from Boston to Minneapolis, our 102nd BlueCity. Minneapolis became the 65th nonstop destination from Boston.
As part of our broader series of network enhancements designed to better meet the needs of coast-to-coast travelers, we expanded our metropolitan Los Angeles service with nonstop flights between Ontario and JFK in September 2018. Ontario is our tenth city served in California and the 73rd nonstop destination from JFK.
In December 2018, we launched seasonal service to Steamboat Springs, Colorado with three nonstop routes connecting the internationally-known resort destination with three of our focus cities: Boston, Fort Lauderdale-Hollywood, and Long Beach. JetBlue is the only airline to fly nonstop from Steamboat Springs to both Boston and South Florida.
We also launched our first-ever scheduled service to Montana in December 2018 with seasonal flights between Bozeman and Long Beach. Our service to Bozeman allows us to grow further in the western United States.
In February 2019, we plan to begin daily roundtrip services from Fort Lauderdale to Guayaquil, Ecuador. Guayaquil will become our sixth destination in South America, second in Ecuador and expands our broader reach into Latin America and the Caribbean.

In October 2018, we announced a series of network changes that will advance our strategy in multiple focus cities, making us even more relevant in key markets and ensuring our network is optimized to meet customer demand. During the winter, we introduced four new routes to our network, connecting more Customers with destinations across the route map. In addition to the new nonstop markets being introduced, we also increased flights on nearly two dozen of our most popular and profitable existing nonstop routes in the Northeast, Florida, and the Caribbean. Approximately two-thirds of the added flights will originate in Boston or Fort Lauderdale. To support new city and multi-route expansions, we will reduce flights in some existing markets. Effective January 8, 2019, we will eliminate service in Daytona Beach International Airport, St. Croix's Henry E. Rohlsen Airport, and Washington Dulles International Airport. We are also scaling back flying on a number of other routes, including certain flights serving Baltimore, Detroit, Pittsburgh, and Santiago, Dominican Republic.
•Customer Service - JetBlue and our Crewmembers were recognized in 2018 for industry leading customer service. Airline Ratings awarded us 7 out of 7 stars for safety, and 5 out of 5 stars for our product offerings. Additionally, we were recognized by The Points Guy with awards for Best Domestic Economy Class and Best Domestic Business Class. We were the only airline, domestically and globally, to win awards for both economy and business class.
•Our Crewmembers - During 2018, our Crewmembers recognized JetBlue as one of America's "Best Employers" by Forbes. JetBlue ranked #33 through a survey that asked individuals how likely they would be to recommend their employer to someone else. We are proud that for a seventh year, we have achieved a top score of 100 on the Corporate Equality Index, which rates major U.S. companies and their policies and practices related to the LGBT community, earning us the designation of one of the "Best Places to Work for LGBT Equality."

JETBLUE EXPERIENCE
We offer our Customers a distinctive flying experience which we refer to as the "JetBlue Experience''. We believe we deliver award winning service that focuses on the entire Customer experience, from booking an itinerary to arrival at the final destination. Typically, our Customers are neither high-traffic business travelers nor ultra-price sensitive travelers. Rather, we believe we are the carrier of choice for the majority of travelers who have been underserved by other airlines as we offer a differentiated product and award winning customer service.
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
Our award winning service begins from the moment our Customers purchase a ticket through one of our distribution channels such as www.jetblue.com, our mobile applications, or our reservations centers. Customers can purchase tickets under our Fare Options pricing model, at one of three branded fares: Blue, Blue Plus, and Blue Flex. Each fare includes different offerings such as free checked bags, reduced change fees, and additional TrueBlue® points, with all fares including our core offering of free in-flight entertainment, free brand name snacks, and free non-alcoholic beverages. Customers can choose to “buy up” to an option with additional offerings. These different fares allow Customers to select the products or services they need or value when they travel, without having to pay for the things they do not need or value.
Upon arrival at the airport, our Customers are welcomed by our dedicated Crewmembers and can choose to purchase one or more of our ancillary options such as Even More® Speed, allowing them to enjoy an expedited security experience in most domestic JetBlue locations. Customers who select our Blue Flex option or purchase a Mint® seat receive Even More® Speed as part of their fare. We additionally have mobile applications for both Apple and Android devices which have robust features including real-time flight information updates and mobile check-in for certain routes. Our applications are designed to enhance our Customers' travel experience and are in keeping with the JetBlue Experience.
Our self-service initiative in select BlueCities redesigned the physical layout of the airport lobby and the way our Customers travel through it. Our new user-friendly kiosks are the first point of contact for each Customer traveling through the airport lobby. While all Customers are encouraged to use the kiosks, our new lobby layout allows them to choose the check-in experience they prefer. Customers who choose to use our kiosk receive a virtually queue-less experience. For Customers who prefer a more traditional experience, our Help Desk offers full-service check-in. The self-service model allows Crewmembers to get out from behind the ticket counter and move through the lobby to guide our Customers through the check-in process. The self-service lobby opens up the opportunity for our Crewmembers to make personal connections with our Customers, to assist with bag tagging, to answer Customer questions and direct them to their next step in the travel experience.

Once onboard our aircraft, Customers enjoy seats in a comfortable layout with the most legroom in the main cabin of all U.S. airlines, based on average fleet-wide seat pitch. Our Even More® Space seats are available for purchase across our fleet, giving Customers the opportunity to enjoy additional legroom. Customers on certain transcontinental or Caribbean flights have the option to purchase our premium service, Mint®, which has 16 fully lie-flat seats, including four suites with privacy doors.
Our in-flight entertainment system onboard the majority of our Airbus A320 and Embraer E190 aircraft includes 36 channels of free DIRECTV®, 100+ channels of free SiriusXM Radio® and premium movie channel offerings from JetBlue Features. Customers on our Airbus A321 aircraft and certain restyled Airbus A320 aircraft have access to 100+ channels of DIRECTV®, 100+ channels of SiriusXM Radio® and premium movie channel offerings from JetBlue Features. Our Mint® Customers enjoy 15-inch flat screen televisions to experience our in-flight entertainment offerings. Our entire fleet is equipped with Fly-Fi®, a broadband product, with connectivity that we believe is significantly faster than airlines featuring KU-band satellites and older ground to air technology. Customers also have access to the Fly-Fi® Hub, a content portal where Customers can access a wide range of movies, television shows, and additional content from their own personal devices. In 2017, we became the first in the U.S. to offer gate-to-gate internet connectivity on every aircraft. Gate-to-gate Fly-Fi® eliminates the need to wait until reaching cruising altitude to get connected. Instead, Customers can email, surf, stream, tweet, and shop from the moment they board until they reach the arrival gate.
All Customers may enjoy an assortment of free and unlimited brand name snacks and non-alcoholic beverages and have the option to purchase additional products such as blankets, pillows, headphones, premium beverages and premium food selections. Our Mint® Customers have access to an assortment of complimentary food, beverages and products including a small-plates menu, artisanal snacks, alcoholic beverages, a blanket, pillows, and headphones.
Our Airbus A321 aircraft in a single cabin layout have 200 seats and those with our Mint® offering have 159 seats. Our Airbus A320 aircraft generally have 150 seats while our Embraer E190 aircraft have 100 seats. As part of our cabin restyling program we are increasing the seat density on our Airbus A320 fleet to 162 seats. We believe this multi-year restyling program will allow us to increase capacity in a capital-efficient and customer-focused way. Our first restyled Airbus A320 aircraft entered into revenue service in April 2018. As of December 31, 2018, we had nine restyled Airbus A320 aircraft in service.
Because of our network strength in leisure destinations, we also sell vacation packages through JetBlue Vacations®, a one-stop, value-priced vacation service for self-directed packaged travel planning. These packages offer competitive fares for air travel on JetBlue along with a selection of JetBlue-recommended hotels and resorts, car rentals, and local attractions. In 2018, we created a standalone wholly-owned subsidiary, JetBlue Travel Products, LLC that absorbed our JetBlue Vacations® business.
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
In 2018, we completed 98.1% of our scheduled flights. Unlike most other airlines, we have a policy of not overbooking flights.
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
Network/ High-Value Geography
We are a predominately point-to-point system carrier, with the majority of our routes touching at least one of our six focus cities: New York, Boston, Fort Lauderdale-Hollywood, Orlando, Long Beach, and San Juan, Puerto Rico. During 2018, over 85% of our Customers flew on nonstop itineraries.
Leisure traveler focused airlines are often faced with high seasonality. As a result, we continually work to manage our mix of Customers to include both business travelers and travelers visiting friends and relatives, or VFR. VFR travelers tend to be slightly less seasonal and less susceptible to economic downturns than traditional leisure destination travelers. Understanding the purpose of our Customers' travel helps us optimize destinations, strengthen our network, and increase unit revenues. All six of our focus cities are in regions with a diverse mix of traffic.
As of December 31, 2018, our network served 105 BlueCities in 31 states, the District of Columbia, the Commonwealth of Puerto Rico, the U.S. Virgin Islands, and 21 countries in the Caribbean and Latin America.

We also made changes across our network by announcing new routes between existing BlueCities. We group our capacity distribution based upon geographical regions rather than on a mileage or a length-of-haul basis. The historic distribution of ASMs, or capacity, by region for the years ending December 31 was:

Capacity Distribution	2018	2017	2016
Transcontinental	31.3%	28.6%	28.8%
Caribbean & Latin America (1)	28.7	28.3	30.1
Florida	27.3	30.1	29.1
East	6.5	6.4	5.4
Central	4.0	3.8	4.1
West	2.2	2.8	2.5
Total	100.0%	100.0%	100.0%
(1) Domestic operations as defined by the U.S. Department of Transport, or DOT, include Puerto Rico and the U.S. Virgin Islands, but for the purposes of the capacity distribution table above, we have included these locations in the Caribbean and Latin America region.
During the past decade we invested in our network, which had been dominated by the New York metropolitan area with approximately half of our ASMs. Our network growth over the past few years has been focused on the business traveler in Boston as well as travelers to the Caribbean and Latin America region. We expect to continue increasing our presence in Fort Lauderdale-Hollywood where we believe there is an opportunity to increase our operations to destinations throughout the Caribbean and Latin America. Our plan is supported by significant investment from the Broward County Aviation Department in the airport and surrounding facilities. We believe our increased focus on Boston and Fort Lauderdale-Hollywood makes our ASMs more balanced and the overall network is stronger.
In 2019, we anticipate further expanding our network and have previously announced service to the following new destination:

Destination	Service Scheduled to Commence
Guayaquil, Ecuador	February 28, 2019
Airline Commercial Partnerships
Airlines frequently participate in commercial partnerships with other carriers in order to increase Customer convenience by providing interline-connectivity, code-sharing, coordinated flight schedules, frequent flyer program reciprocity, and other joint marketing activities. As of December 31, 2018, we had 49 airline commercial partnerships. Our commercial partnerships typically begin as an interline agreement allowing a Customer to book one itinerary with tickets on multiple airlines. During 2018, we entered into a code-sharing agreement with JetSuiteX, marking the first code-share between a semi-private public charter operator and a major U.S. carrier. This code sharing agreement provides our Customers access to flights on a variety of West Coast routes. Code-sharing is a practice by which one airline places its name and flight number on flights operated by another airline. In 2019, we expect to continue to seek additional strategic opportunities through new commercial partners as well as assess ways to deepen existing airline partnerships. We plan to do this by expanding code-share relationships and other areas of cooperation such as frequent flyer programs. We believe these commercial partnerships allow us to better leverage our strong network and drive incremental traffic and revenue while improving off-peak travel.
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

Distribution
Our primary and preferred distribution channel to Customers is through our website, www.jetblue.com, our lowest cost channel. Our website allows us to more closely control and deliver the JetBlue Experience while also offering the full suite of JetBlue Fare Options, Even More® Space and Speed, and other ancillary services.
Our participation in global distribution systems, or GDS, supports our profitable growth, particularly in the business market. We find business Customers are more likely to book through a travel agency or a booking product which relies on a GDS platform. Although the cost of sales through this channel is higher than through our website, the average fare purchased through a GDS is generally higher and often covers the increased distribution costs. We currently participate in several major GDS and online travel agents, or OTA. Due to the majority of our Customers booking travel on our website, we maintain relatively low distribution costs despite our increased participation in GDS and OTA in recent years.
Customer Loyalty Program
TrueBlue® is our customer loyalty program designed to reward and recognize loyal Customers. Members earn points based upon the amount paid for JetBlue flights and services from certain commercial partners. Our points do not expire, the program has no black-out dates or seat restrictions, and any JetBlue destination can be booked if the TrueBlue® member has enough points to exchange for the value of an open seat. Mosaic® is an additional level for our most loyal Customers who either (1) fly a minimum of 30 times with JetBlue and acquire at least 12,000 base flight points within a calendar year or (2) accumulate 15,000 base flight points within a calendar year. Over 2 million TrueBlue® one-way redemption awards were flown during 2018, representing approximately 5% of our total revenue passenger miles.
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
We have a separate agreement with American Express® that allows any American Express® cardholder to convert Membership Rewards® points into TrueBlue® points. In 2016, we added a partnership agreement with Citibank® to convert Citi ThankYou® Rewards points into TrueBlue® points. We became a Chase Ultimate Rewards® point transfer partner in 2018, allowing eligible Chase cardmembers to transfer Ultimate Rewards points to TrueBlue® points. We have various agreements with other loyalty partners, including hotels and car rental companies, that allow their customers to earn TrueBlue® points through participation in our partners’ programs. Customers can link their TrueBlue® account with Lyft, to take advantage of unique discounts, travel perks, and earn TrueBlue® loyalty points on any Lyft ride to and from any airport nationwide. We intend to continue to develop the footprint of our co-branded credit cards and pursue other loyalty partnerships in the future.

OPERATIONS AND COST STRUCTURE
Historically, our cost structure has allowed us to price fares lower than many of our competitors and is a principal reason for our profitable growth. Our current cost advantage relative to some of our competitors is due to, among other factors, high aircraft utilization, new and efficient aircraft, relatively low distribution costs, and a productive workforce. Because our network initiatives and growth plans require a low cost platform, we strive to stay focused on our competitive costs, operational excellence, efficiency improvements, and enhancing critical elements of the JetBlue Experience.
During 2016, we introduced an initiative to reduce our structural cost with the goal of saving $250 to $300 million by 2020. The program aims to cover all cost categories including our technical operations, corporate services, airports, and our distribution network. Through a combination of strategic sourcing, planning, automation, and a review of our distribution channel strategy, we anticipate delivering structural cost savings which will continue to allow us to deliver the JetBlue Experience to our Customers while maintaining a competitive cost structure. In the past two years, we made significant progress towards achieving this target and have secured approximately $199 million of the goal through renegotiated contracts, process optimization, and other structural cost initiatives.
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

Our peak levels of traffic over the course of the year vary by route; the East Coast to Florida/Caribbean routes peak from October through April and the West Coast routes peak in the summer months. Many of our areas of operations in the Northeast experience poor winter weather conditions, resulting in increased costs associated with de-icing aircraft, canceled flights, and accommodating displaced Customers. Many of our Florida and Caribbean routes experience bad weather conditions in the summer and fall due to thunderstorms and hurricanes. As we enter new markets we could be subject to additional seasonal variations along with competitive responses by other airlines.
•New York metropolitan area - We are New York's Hometown Airline®. Approximately one-half of our flights originate from or are destined to the New York metropolitan area, the nation's largest travel market. JFK is New York's largest airport, and we are the second largest airline at JFK as measured by domestic seats. Our 2018 operations accounted for 37% of seats offered on domestic routes from JFK. As JFK is a slot controlled airport, we have been able to continue to grow our operations by adding more seats per departure with the delivery of the Airbus A321 aircraft, restyling of the Airbus A320 aircraft, as well as continuing to optimize routes based upon load factor and costs. We operate from Terminal 5, or T5, which includes an international arrivals facility within our current T5 footprint. We believe T5 enables us to increase operational efficiencies, provide savings, streamline our operations and improve the overall travel experience for our Customers arriving from international destinations. We also serve New Jersey's Newark Liberty International Airport, or Newark, New York City's LaGuardia Airport, or LaGuardia, New York's Stewart International Airport, or Newburgh, and New York's Westchester County Airport, or White Plains. We are the leading carrier in the average number of flights flown per day between the New York metropolitan area and Florida. In December 2017, we moved our operation at LaGuardia from the Central Terminal to the historic Marine Air Terminal, also known as Terminal A, bringing our Customers greater convenience and an improved ground experience while the Central Terminal undergoes reconstruction. We also added year-round Mint® service this year from New York to Seattle, as well as seasonal service to Liberia, our first Mint® city in Latin America.
•Boston - We are the largest carrier in terms of flights and capacity at Boston's Logan International Airport. At the end of 2018 we flew to 67 nonstop destinations from Boston and our operations accounted for more than 27% of all seats offered in Boston. We continue to capitalize on opportunities in the changing competitive landscape by adding routes, frequencies and increasing our relevance to local travelers. Our plan is to grow Boston with a general target of 200 flights per day. In September 2018, we announced nonstop service to Palm Springs beginning in February 2019. In October 2018, we announced nonstop service to Rochester, NY, beginning in January 2019. In November 2018, we launched nonstop service from Boston to Havana, becoming the only airline to fly nonstop between these two cities. To support our growing footprint in Boston, we have also executed an agreement with Massport that will bring our total number of gates to 30 gates by 2021, up from 27 gates at the end of 2018.
•Caribbean and Latin America - At the end of 2018, we had 38 BlueCities in the Caribbean and Latin America and we expect our presence to continue to grow. San Juan, Puerto Rico is our only focus city outside of the Continental U.S. We are the largest airline in Puerto Rico serving more nonstop destinations than any other carrier. We are also the largest airline in the Dominican Republic, serving five airports. While the Caribbean and Latin American region is a growing part of our network, operating in this region can present challenges, including working with less developed airport infrastructure, political instability, and vulnerability to corruption. The second half of 2017 brought extraordinary weather conditions due to several strong hurricanes. In the days after Hurricane Maria, we introduced the 100x35JetBlue initiative, with 35 ways and 100 days, and beyond, of caring for Puerto Rico and the Caribbean. The initiatives provided immediate first needs for the community, while also focusing on long-term productive partnerships to encourage the return of tourism, contribute to the local economy, and invest in the island's future. In June 2018, we marked the return of our full flight schedule on the island after the hurricanes in 2017.
•Fort Lauderdale-Hollywood - We are the largest carrier at Fort Lauderdale-Hollywood International Airport, or Fort Lauderdale-Hollywood, with approximately 24% of all seats offered in 2018. We expect Fort Lauderdale-Hollywood to continue to be our fastest growing focus city. Flying out of Fort Lauderdale-Hollywood instead of nearby Miami International Airport helps preserve our competitive cost advantage through lower enplanement costs. In 2012, Broward County authorities commenced a multi-year refurbishment effort at the airport and surrounding facilities including the construction of a new south runway. We operate primarily out of Terminal 3 which is now connected to the upgraded and expanded international terminal. Terminal 3 allows for easy access to the expanded and enhanced airfield and the connection of these terminals has streamlined operations for both Crewmembers and Customers. Due to these factors, we believe Fort Lauderdale-Hollywood is an ideal location between the U.S. and Latin America as well as South Florida's high-value geography. During 2018, we launched nonstop services from Fort Lauderdale to Atlanta, Santiago, Dominican Republic, and Grand Cayman. These new routes allow us to continually grow our presence in Fort Lauderdale.  We expect to add new service to Guayaquil, Ecuador beginning in February of 2019.

•Orlando - We are the third largest carrier in terms of capacity at Orlando International Airport, or Orlando, with 13% of all seats offered in 2018. Orlando is JetBlue's fourth largest focus city with 31 nonstop destinations and a growing mix of traffic including leisure, VFR, and business travelers. Our centralized training center, known as JetBlue University, is based in Orlando. In 2015, we opened the Lodge at OSC which is adjacent to our training center and is used for lodging our Crewmembers when they attend training. In May 2018, the Board of the Greater Orlando Airport Authority (GOAA) approved a non-binding memorandum of understand (MOU) for us to be the leading airline to operate out of the new South Terminal that is set to open in 2021. With the move to the South Terminal in 2021, we will have priority use of 14 gates that are capable of both domestic and international operations, compared to 10 domestic gates today. Under the terms of the MOU, we would also have priority rights to access more gates as we grow in the years to come.
•Los Angeles area - We are the sixth largest carrier in the Los Angeles area measured by seats, operating from Long Beach Airport, or Long Beach, Los Angeles International Airport, or LAX, Burbank's Bob Hope Airport, or Burbank, and Ontario International Airport, or Ontario. We are the largest carrier in Long Beach, with 72% of all seats offered in 2018 operated by JetBlue.
In June 2014, we started operating our premium service, Mint®, from LAX. We currently offer up to eleven daily round trips between JFK and LAX, up to four daily round trips between Boston and LAX, and up to three daily round trips between Fort Lauderdale-Hollywood and LAX.
As part of our West Coast strategy, we made a series of network enhancements in 2018 that are designed to better meet the needs of coast-to-coast travelers. We launched new nonstop services in Ontario, California, Steamboat Springs, Colorado, and Bozeman, Montana, further growing our presence in the western U.S. We refined our schedule in Long Beach to better meet the needs of the market by reducing intra-west flying. We also increased frequencies on several popular transcontinental routes with the addition of a second daily nonstop service between Burbank and JFK. Similarly, we also added a second daily flight between Boston and Long Beach.
Fleet Structure
We currently operate Airbus A321, Airbus A320 and Embraer E190 aircraft types. In 2018, our fleet had an average age of 9.8 years and operated an average of 11.8 hours per day. By scheduling and operating our aircraft more efficiently we are able to spread related fixed costs over a greater number of ASMs.
The reliability of our fleet is essential to ensuring our operations run efficiently and we are continually working with our aircraft and engine manufacturers to enhance our performance.
We are working with the Federal Aviation Administration, or FAA, in efforts towards implementing the Next Generation Air Transportation System, or NextGen, by 2020. NextGen technology is expected to improve operational efficiency in the congested airspaces in which we operate. In 2012, we equipped 35 of our Airbus A320 aircraft to test ADS-B Out, a satellite based technology aimed to facilitate the communication between pilots and air traffic controllers. In accordance with FAA mandate, all of our aircraft are expected to be equipped with ADS-B Out by the fourth quarter of 2019. In 2012, we also became the first FAA certified Airbus A320 carrier in the U.S. to use satellite-based Special Required Navigation Performance Authorization Required, or RNP AR, approaches at two of JFK's prime and most used runways, 13L and 13R. As part of NextGen, our aircraft will also be outfitted with the following:
•Satellite-based Communications: We are putting satellite-based voice and data communications (SATCOM) on our Airbus fleet. Every aircraft will be assigned a unique phone number, similar to a cell network. This will give us positive contact with our aircraft anywhere in the world.
•Data Comm: Data Comm makes departures more efficient by dramatically speeding up the process of aircraft pilots obtaining clearance from air traffic controllers. With Data Comm, controllers can simply push clearance details to the aircraft and dispatcher, which the pilot can confirm and automatically input into the flight computer with the push of a button. We recently received approval to equip our entire Airbus fleet with Data Comm. Data Comm is currently installed on 52 of our Airbus A321 aircraft and will be equipped on all of our Airbus A320 aircraft and future deliveries.
In addition, we have also upgraded our entire fleet to the latest version of the Traffic Collision & Avoidance System (TCAS), a critical safety system that reduces the chance of a mid-air collision.
Fleet Maintenance
Consistent with our core value of safety, our FAA-approved maintenance programs are administered by our technical operations department. We use qualified maintenance personnel and ensure they have comprehensive training. We maintain our aircraft and associated maintenance records in accordance with, if not exceeding, FAA regulations. Fleet maintenance work is divided into three categories: line maintenance, heavy maintenance, and component maintenance.

The bulk of our line maintenance is handled by JetBlue technicians and inspectors. It consists of daily checks, overnight and weekly checks, or "A" checks, diagnostics, and routine repairs.
Heavy maintenance checks, or "C" checks, consist of a series of more complex tasks taking from one to four weeks to complete and are typically performed once every 15 months. All of our aircraft heavy maintenance work is performed by third party FAA-approved facilities such as AAR, HAECO, Aeromantenimiento S.A., and Lufthansa Technik AG, and are subject to direct oversight by JetBlue personnel. We outsource heavy maintenance as the costs are lower than if we performed the tasks internally.
Component maintenance on equipment such as engines, auxiliary power units, landing gears, pumps, and avionic computers are all performed by a number of different FAA-approved third party repair stations. We have time and materials agreements with Lufthansa Technik AG and IAE for the repair, overhaul, modification, and logistics of our Airbus aircraft engines. We also have a maintenance agreement with GE Engine Services, LLC for our Embraer aircraft engines. Many of our maintenance service agreements are based on a fixed cost per flight hour. These fixed costs vary based upon the age of the aircraft and other operating factors impacting the related component. Required maintenance not otherwise covered by these agreements is performed on a time and materials basis. All other maintenance activities are sub-contracted to qualified maintenance, repair and overhaul facilities.
Aircraft Fuel
Aircraft fuel continues to be one of our largest expenses. Its price and availability has been extremely volatile due to global economic and geopolitical factors which we can neither control nor accurately predict. We use a third party to assist with fuel management service and to procure most of our fuel. Our historical fuel consumption and costs for the years ended December 31 were:

	2018	2017	2016
Gallons consumed (millions)	849	792	760
Total cost (millions)(1)	$1,899	$1,363	$1,074
Average price per gallon(1)	$2.24	$1.72	$1.41
Percent of operating expenses	25.8%	22.6%	20.2%
(1) Total cost and average price per gallon each include related fuel taxes as well as effective fuel hedging gains and losses.
We attempt to protect ourselves against the volatility of fuel prices by entering into a variety of derivative instruments. These include swaps, caps, collars, and basis swaps with underlyings of jet fuel, crude and heating oil.
Financial Health
We strive to maintain financial strength and a cost structure that enables us to grow profitably and sustainably. In the first years of our history, we relied on financing activities to fund much of our growth. Starting in 2007, our growth has largely been funded through internally generated cash from operations. Since 2014, while we have invested approximately $5.2 billion in capital assets, we have also generated approximately $6.8 billion in cash from operations, resulting in approximately $1.6 billion in free cash flow. Our improved financial results have resulted in better credit ratings, which in turn allows for more attractive financing terms. Since 2014, we have also reduced our total debt balance by $0.9 billion.
JetBlue Technology Ventures
JetBlue Technology Ventures, LLC, or JTV, is a wholly-owned subsidiary of JetBlue. JTV incubates, invests in and partners with early stage startups at the intersection of technology, travel and hospitality. The investment focus of JTV is as follows:
•Seamless Customer Journey: Technologies to provide a seamless travel experience from the moment Customers think about traveling until they return from the journey.
•Technology Powered Magnificent Service: Technologies that make it easier for our Crewmembers and business partners to deliver magnificent customer service at every point of the journey.
•Future of Maintenance and Operations: Technologies and tools for technical, flight, system and airport operations that enhance safety, reduce maintenance downtime, and increase operational efficiency.
•Innovation in Distribution, Revenue and Loyalty: Innovations in loyalty, e-commerce, distribution, payments, and revenue management to enhance revenue, simplify commerce, and provide additional options for customers.

•Evolving Regional Travel: Innovations in new modes of transportation, new market places and technologies including electric propulsion, robotics, drones, and other disruptions in the regional travel ecosystem for traveling distances under 1,000 miles.
JetBlue Travel Products
In 2018, we launched JBTP, LLC, or JetBlue Travel Products, which includes our JetBlue Vacations® brand and other non-air travel products including travel insurance, cruises, and car rental. With its Inspiration Center headquartered in Fort Lauderdale, we believe JetBlue Travel Products will play an important role in delivering our vision of becoming the most caring travel provider in the world, extending our reach further across the travel ribbon to offer Customers an even more seamless travel experience.
TWA Flight Center Hotel Development
In 2015, the Board of Commissioners of the Port Authority of New York & New Jersey, or the PANYNJ approved a construction plan to redevelop the TWA Flight Center at JFK on its nearly six-acre site into a hotel with over 500 rooms, meeting spaces, restaurants, a spa and an observation deck. The complex is planned to feature two six-story hotel towers. As part of the plan, a 75-year lease agreement involves Flight Center Hotel LLC, a partnership of MCR Development, LLC and JetBlue. We estimate our ultimate ownership in the hotel to be approximately 5% to 10% of the final total investment. During December 2016, the TWA Flight Center Hotel officially broke ground. The hotel is scheduled to open in 2019. It will be the first hotel on airport property at JFK since 2009. The only other hotels near the airport are budget accommodations a short drive away by shuttle bus or taxi.

CULTURE
Our People
Our success depends on our Crewmembers delivering a terrific Customer experience in the sky and on the ground. One of our competitive strengths is a service oriented culture grounded in our five key values: safety, caring, integrity, passion and fun. We believe a highly productive and engaged workforce enhances customer loyalty. Our goal is to hire, train, and retain a diverse workforce of caring, passionate, fun and friendly people who share our mission to inspire humanity.
Our culture is first introduced to new Crewmembers during the screening process and then at an extensive new hire orientation program at JetBlue University, our training center in Orlando. Orientation focuses on the JetBlue strategy and emphasizes the importance of customer service, productivity, and cost control. We provide continuous training for our Crewmembers including technical training, a specialized captain leadership training program unique in the industry, a leadership program for current company managers, an emerging managers program, regular training focused on the safety value and front line training for our customer service teams.
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
We believe a direct relationship between Crewmembers and our leadership is in the best interests of our Crewmembers, our Customers, and our Shareholders. Except for our pilots and inflight Crewmembers, our Crewmembers do not have third-party representation. In April 2014, the Air Line Pilots Association, or ALPA, was certified by the National Mediation Board, or NMB, as the representative body for JetBlue pilots after winning a representation election. We reached a final agreement for our first collective bargaining agreement which was ratified by the pilots in July 2018. The agreement is a four-year renewable contract effective August 1, 2018 which included changes to compensation, benefits, work rules, and other policies. In April 2018, JetBlue inflight Crewmembers elected to be solely represented by the Transport Workers Union of America, or TWU. The NMB certified the TWU as the representative body for JetBlue inflight Crewmembers and we are working with the TWU to reach a collective bargaining agreement. As of December 31, 2018, approximately 44 percent of our full-time equivalent Crewmembers were represented by unions. The following table sets forth our Crewmember groups and the status of their respective collective bargaining agreements.

Crewmember Group	Representative	Crewmembers(1)	Amendable Date(2)
Pilots	Air Line Pilots Association (ALPA)	3,409	August 1, 2022
Inflight	Transport Workers Union (TWU)	4,480	In negotiations
(1) Approximate number of active full-time equivalent Crewmembers as of December 31, 2018.

(2) Our relations with our labor organizations are governed by Title II of the Railway Labor Act of 1926, pursuant to which the collective bargaining agreements between us and these organizations do not expire but instead become amendable as of a certain date if either party wishes to modify the terms of the agreement.
We have individual employment agreements with each of our non-unionized FAA licensed Crewmembers which consist of dispatchers, technicians, inspectors, and air traffic controllers. Each employment agreement is for a term of five years and renews for an additional five-year term, unless the Crewmember is terminated for cause or the Crewmember elects not to renew. Pursuant to these employment agreements, Crewmembers can only be terminated for cause. In the event of a downturn in our business, resulting in a reduction of flying and related work hours, we are obligated to pay these Crewmembers a guaranteed level of income and to continue their benefits. We believe that through these agreements we provide what we believe to be industry-leading job protection. We believe these agreements provide JetBlue and Crewmembers flexibility and allow us to react to Crewmember needs more efficiently than collective bargaining agreements.
A key feature of the direct relationship with our Crewmembers is our Values Committees which are made up of peer-elected frontline Crewmembers from each of our major work groups, other than pilots and inflight Crewmembers. They represent the interests of our workgroups and help us run our business in a productive and efficient manner. We believe this direct relationship with Crewmembers drives higher levels of engagement and alignment with JetBlue’s strategy, culture, and overall goals.
We believe the efficiency and engagement of our Crewmembers is a result of our flexible and productive work rules. We are cognizant of the competition for productive labor in key industry positions and new government rules requiring higher qualifications as well as more restricted hours that may result in potential labor shortages in the upcoming years.
Our leadership team communicates on a regular basis with all Crewmembers in order to maintain a direct relationship and to keep them informed about news, strategy updates, and challenges affecting the airline and the industry. Effective and frequent communication throughout the organization is fostered through various means including email messages from our CEO and other senior leaders at least weekly, weekday news updates to all Crewmembers, Crewmember engagement surveys, a quarterly Crewmember magazine, and active leadership participation in new hire orientations. Leadership is also heavily involved in periodic open forum meetings across our network, called “pocket sessions” which are often videotaped and posted on our intranet. By soliciting feedback for ways to improve our service, teamwork and work environment, our leadership team works to keep Crewmembers engaged and makes our business decisions transparent. Additionally, we believe cost and revenue improvements are best recognized by Crewmembers on the job.
Our average number of full-time equivalent Crewmembers for the year ended December 31, 2018 consisted of 3,372 pilots, 4,452 inflight (whom other airlines may refer to as flight attendants), 4,651 airport operations personnel, 650 technicians (whom other airlines may refer to as mechanics), 1,319 reservation agents, and 3,322 management and other personnel. For the year ended December 31, 2018, we employed an average of 15,643 full-time and 5,249 part-time Crewmembers.
Crewmember Programs
We are committed to supporting our Crewmembers through a number of programs including:
•Crewmember Resource Groups (CRGs) - These are groups formed by and consisting of Crewmembers to act as a resource for both the group members as well as JetBlue. The groups serve as an avenue to embrace and encourage different perspectives, thoughts and ideas. At the end of 2018, we had five CRGs in place: JetPride, Women in Flight, Vets in Blue, Blue Conexión, and the JetBlue African Diaspora Experience (JADE). All CRGs are committed to supporting the following pillars: professional development, JetBlue success, and recruitment and retention.
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

•JetBlue Scholars - Developed in 2015, this program offers a new and innovative model to our Crewmembers wishing to further their education. Crewmembers enrolled in the program can earn a bachelor's degree through self-directed online college courses facilitated by JetBlue. Since its inception, more than 1,000 Crewmembers have participated in the program with nearly 700 currently enrolled. Now in its third year, JetBlue Scholars keeps on growing. In the first year, Crewmembers earned 40 degrees and last year, 60 degrees. In November 2018 we celebrated the graduation of 60 of our Crewmembers who took the initiative and successfully completed their undergraduate college degrees. This reemphasizes our continuous effort to help provide assistance to our most valued asset, our people. In 2018, the JetBlue Scholars program was named a winner of the US. Department of Education's "2018 Reimagining the Higher Education Ecosystem Challenge," as well as a recipient of a "People's Choice" award after receiving the highest score during public voting. This challenge called upon educators, students, policymakers, industry leaders, technology developers, and the public to develop bold ideas to reimagine what the higher education ecosystem will look like in 2030.
• Lift Recognition Program - Formed in 2012, this Crewmember recognition program encourages Crewmembers to celebrate their peers for living JetBlue's values by sending e-thanks through an on-line platform. Our senior leadership team periodically hosts an event for the Crewmembers who receive the highest number of Lift award recognitions in each quarter of the year. In 2018, we saw more than 200,000 Lift awards.
Community Programs
JetBlue is strongly committed to supporting the communities and BlueCities we serve through a variety of community programs including:
•100x35JetBlue - As the airline with more service than any other carrier in Puerto Rico and nearly 500 local Crewmembers, we take our commitment to the community very seriously. With 100x35JetBlue, an initiative JetBlue launched following Hurricane Maria making landfall in the Caribbean, we supported our Crewmembers, Customers, and communities to meet urgent needs and ongoing rebuilding efforts. JetBlue's support included helping replenish vegetation and the ecosystem, hosting free meal events, donating school supplies, partnering with community leaders and influencers to raise awareness and funds, and offering advertising space to promote Puerto Rican tourism.
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
•JetBlue Foundation - Organized in 2013 as a non-profit corporation, the JetBlue Foundation is a JetBlue-sponsored organization to advance aviation-related education and to continue our efforts to promote aviation as a career choice for students. The foundation intends to do this by igniting interest in science, technology, engineering and mathematics. The foundation is legally independent from JetBlue and has a Board of Directors as well as an Advisory Committee, both of which are made up of Crewmembers. The foundation is recognized by the IRS as a tax-exempt entity.
•USO Center T5/JFK - Continuing our tradition of proudly supporting the men, women and families of the U.S. military, in September 2014 we opened a USO Center in T5 at JFK. The USO Center is open seven days a week, 365 days per year for military members and their families traveling on any airline at JFK, not just JetBlue. This USO Center is fully stocked with computers, televisions, gaming devices/stations, furniture, iPads, food, beverages and much more. In conjunction with leading airport design firm Gensler, Turner Construction Company, the PANYNJ and more than 28 contractors and individual donors, 100% of the space, services, labor and materials were donated to ensure the USO Center would be free of any financial burden. Crewmembers donate time throughout the year to help run the USO Center.
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
FAA - The FAA primarily regulates flight operations, in particular, matters affecting air safety. This includes but is not limited to airworthiness requirements for aircraft, the licensing of pilots, mechanics and dispatchers, and the certification of flight attendants. It requires each airline to obtain an operating certificate authorizing the airline to operate at specific airports using specified equipment. Like all U.S. certified carriers, JetBlue cannot fly to new destinations without the prior authorization of the FAA. After providing notice and a hearing, the FAA has the authority to modify, suspend temporarily or revoke permanently our authority to provide air transportation or that of our licensed personnel for failure to comply with FAA regulations. It can additionally assess civil penalties for such failures as well as institute proceedings for the imposition and collection of monetary fines for the violation of certain FAA regulations. When significant safety issues are involved, it can revoke a U.S. carrier's authority to provide air transportation on an emergency basis, without providing notice and a hearing. It monitors our compliance with maintenance as well as flight operations and safety regulations. It maintains on-site representatives and performs frequent spot inspections of our aircraft, Crewmembers and records. The FAA also has the authority to issue airworthiness directives and other mandatory orders. This includes the inspection of aircraft and engines, fire retardant and smoke detection devices, collision and windshear avoidance systems, noise abatement, and the mandatory removal and replacement of aircraft parts that have failed or may fail in the future. We have and maintain FAA certificates of airworthiness for all of our aircraft and have the necessary FAA authority to fly to all of the destinations we currently serve.
Transportation Security Administration and U.S. Customs and Border Protection - The Transportation Security Administration, or TSA, and the U.S. Customs and Boarder Protection, or CBP, operate under the Department of Homeland Security and are responsible for all civil aviation security. This includes passenger and baggage screening; cargo security measures; airport security; assessment and distribution of intelligence; security research and development; international passenger screening; customs; and agriculture. It also has law enforcement powers and the authority to issue regulations, including in cases of national emergency, without a notice or comment period. It can also assess civil penalties for such failures as well as institute proceedings for the imposition and collection of monetary fines for the violation of certain regulations.
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
Airport Access - JFK, LaGuardia, and Ronald Reagan Washington National Airport, or Reagan National, are slot-controlled airports subject to the "High Density Rule" and successor rules issued by the FAA, or Slots. These rules were implemented due to the high volume of traffic at these popular airports located in the northeast corridor airspace. The rules limit the air traffic in and out of these airports during specific times; however, even with the rules in place, delays remain among the highest in the nation due to continuing airspace congestion. Additionally, we have Slots at other Slot-controlled airports governed by unique local ordinances not subject to the High Density Rule, including Westchester County Airport in White Plains, NY and Long Beach (California) Municipal Airport. Gate access is another common issue at certain airports. As an example, we started flying to Atlanta in the first half of 2017 and were not granted the agreed upon number of gates.

Airport Infrastructure - The northeast corridor of the U.S. contains some of the most congested airspaces in the world. The airports in this region are some of the busiest in the country, the majority of which are more than 60 years old. Due to high usage and aging infrastructure, issues arise at these airports that are not necessarily seen in other parts of the country. At LaGuardia, in late 2017 we moved from Central Terminal B to the historic Marine Air Terminal A. The Marine Air Terminal has a beautiful historic design which we plan to honor while adding our own modern touches to create an airport experience in line with the award-winning service our Customers receive onboard. Our makeover of the Terminal included updated and additional concessions post-security, more seating, and technology upgrades. The Terminal features an expanded check-in area with self-bag-tagging kiosks and a dedicated TSA Pre-Check lane with JetBlue as the sole tenant, occupying four gates.
Foreign Operations - International air transportation is subject to extensive government regulation. The availability of international routes to U.S. airlines is regulated by treaties and related agreements between the U.S. and foreign governments. We currently operate international service to Antigua and Barbuda, Aruba, the Bahamas, Barbados, Bermuda, the Cayman Islands, Colombia, Costa Rica, Cuba, Curaçao, the Dominican Republic, Ecuador, Grenada, Haiti, Jamaica, Mexico, Peru, Saint Lucia, St. Maarten, Trinidad and Tobago, and the Turks and Caicos Islands. To the extent we seek to provide air transportation to additional international markets in the future, we would be required to obtain necessary authority from the DOT and the applicable foreign government.
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
We report annually on environmental, social, governance (ESG) issues and our response to them uses the Sustainable Accounting Standards Board (SASB) framework. The report can be found on our Investor Relations website at http://investor.jetblue.com.
As part of our sustainability and environmental strategy, we are embracing new technologies and making changes that will ultimately benefit our Crewmembers, Customers and the environment. In 2018, we began replacing our gas-powered Ground Service Equipment (GSE) at JFK with electric-powered versions, known as eGSE, which will help the environment by reducing fuel consumption and noise. We also partnered with Airbus to use a renewable jet fuel blend on selected A321 aircraft acceptance and delivery flights in 2018.
In 2017, JetBlue focused our sustainability efforts on three areas: Climate Leadership, Sustainable Operations, and Sustainable Tourism. Climate Leadership encompasses climate change related risk and greenhouse gases associated with the burning of jet fuel, our biggest environmental impact and regulatory exposure. Sustainable Operations encompasses implementation of operational change and new technologies to reduce our cost of natural resources associated with the operations. Sustainable Tourism encompasses commercial and environmental research to forecast future demand for tourism. Additional information can be found on www.jetblue.com/green/.
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
Foreign Ownership - Under federal law and DOT regulations, JetBlue must be controlled by U.S. citizens. In this regard, our president and at least two-thirds of our board of directors must be U.S. citizens. Further, no more than 24.99% of our outstanding common stock may be voted by non-U.S. citizens. We believe we are currently in compliance with these ownership provisions.
Other Regulations - All airlines are subject to certain provisions of the Communications Act of 1934 due to their extensive use of radio and other communication facilities. They are also required to obtain an aeronautical radio license from the Federal Communications Commission, or FCC. To the extent we are subject to FCC requirements, we take all necessary steps to comply with those requirements.
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
As of December 31, 2018, our debt of $1.7 billion accounted for 28% of our total capitalization. In addition to long-term debt, we have a significant amount of other fixed obligations under operating leases related to our aircraft, airport terminal space, airport hangars, other facilities and office space. As of December 31, 2018, future minimum payments under noncancelable leases and other financing obligations were approximately $2.3 billion for 2019 through 2023 and an aggregate of $2.0 billion for the years thereafter. T5 at JFK is under a lease with the PANYNJ that ends on the 28th anniversary of the date of beneficial occupancy of T5i. The minimum payments under this lease are being accounted for as a financing obligation and have been included in the future minimum payment totals above.
As of December 31, 2018, we had commitments of approximately $8.4 billion to purchase 145 additional aircraft and related flight equipment through 2025, including estimated amounts for contractual price escalations and predelivery deposits. We may incur additional debt and other fixed obligations as we take delivery of new aircraft or finance unencumbered aircraft in our fleet and other equipment and continue to expand into new or existing markets. In an effort to limit the incurrence of significant additional debt, we may seek to defer some of our scheduled deliveries, sell or lease aircraft to others, or pay cash for new aircraft, to the extent necessary or possible. The amount of our existing debt, and other fixed obligations, and potential increases in the amount of our debt and other fixed obligations could have important consequences to investors and could require a substantial portion of cash flows from operations for debt service payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes.

Our level of debt and other fixed obligations could:
•impact our ability to obtain additional financing to support capital expansion plans and for working capital and other purposes on acceptable terms or at all;
•divert substantial cash flow from our operations, execution of our commercial initiatives and expansion plans in order to service our fixed obligations;
•require us to incur significantly more interest expense than we currently do if rates were to increase, since approximately 18% of our debt has floating interest rates; and
•place us at a possible competitive disadvantage compared to less leveraged competitors and competitors with better access to capital resources or more favorable financing terms.
Our ability to make scheduled payments on our debt and other fixed obligations will depend on our future operating performance and cash flows, which in turn will depend on prevailing economic and political conditions and financial, competitive, regulatory, business and other factors, many of which are beyond our control. We are principally dependent upon our operating cash flows and access to the capital markets to fund our operations and to make scheduled payments on debt and other fixed obligations. We cannot assure that we will be able to generate sufficient cash flows from our operations or from capital market activities to pay our debt and other fixed obligations as they become due. If we fail to do so our business could be harmed. If we are unable to make payments on our debt and other fixed obligations, we could be forced to renegotiate those obligations or seek to obtain additional equity or other forms of additional financing.
Our level of indebtedness may limit our ability to incur additional debt to meet future financing needs.
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
We may be subject to unionization, work stoppages, slowdowns or increased labor costs and the unionization of the Company’s pilots and inflight Crewmembers could result in increased labor costs.
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
Our business is heavily dependent on our operations in the New York Metropolitan area, particularly at JFK, and at our other focus cities in Boston, Orlando, Fort Lauderdale, the Los Angeles basin, and San Juan, Puerto Rico. Each of these operations includes flights that gather and distribute traffic to other major cities. A significant interruption or disruption in service at one or more of our focus cities could have a serious impact on our business, financial condition and results of operations.
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
We rely on third party providers of our current automated systems and data center infrastructure for technical support. If our current providers were to fail to adequately provide technical support for any one of our key existing systems or if new or updated components were not integrated smoothly, we could experience service disruptions, which could result in the loss of important data, increase our expenses, decrease our revenues and generally harm our business, reputation and brand. Furthermore, our automated systems cannot be completely protected against events beyond our control, including natural disasters, computer viruses, cyberattacks, other security breaches, or telecommunications failures. Substantial or sustained system failures could impact customer service and result in our Customers purchasing tickets from other airlines. We have implemented security measures and change control procedures and have disaster recovery plans. We also require our third party providers to have disaster recovery plans; however, we cannot assure you these measures are adequate to prevent disruptions, which, if they were to occur, could result in the loss of important data, increase our expenses, decrease our revenues and generally harm our business, reputation and brand.
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
In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance and human or technological error. High-profile security breaches at other companies and in government agencies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyberattacks targeting businesses such as ours. Computer hackers routinely attempt to breach our networks. When the Company learns of security incidents, we investigate the incident, which includes making reports to law enforcement, as appropriate.

We also are aware that hackers may attempt to fraudulently induce Crewmembers, Customers, or others to disclose information or unwittingly provide access to systems or data. We make extensive use of online services and centralized data processing, including through third party service providers or business providers. The secure maintenance and transmission of Customer and Crewmember information is a critical element of our operations. Our information technology and other systems and those of service providers or business partners, that maintain and transmit customer information, may be compromised by a malicious third party penetration of our network security, or of a business partner, or impacted by deliberate or inadvertent actions or inactions by our Crewmembers, or those of a business partner. The risk of cyberattacks to our Company also includes attempted breaches of contractors, business partners, vendors and other third parties. As a result, personal information may be lost, disclosed, accessed or taken without consent. We transmit confidential credit card information by way of secure private retail networks and rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission and storage of confidential information.
While the Company makes significant efforts to ensure the security of its computer network, we cannot provide any assurances that our efforts will defend against all cyberattacks. Any compromises to our security or computer network could have a material adverse effect on the reputation, business, operating results and financial condition of the Company, and could result in a loss of Customers. Additionally, any material failure by the Company to achieve or maintain compliance with the Payment Card Industry, or PCI, security requirements or rectify a security issue may result in fines and the imposition of restrictions on the Company's ability to accept credit cards as a form of payment. Any such loss, disclosure or misappropriation of, or access to, Customers’, Crewmembers’ or business partners’ information or other breach of our information security can result in legal claims or legal proceedings, including regulatory investigations and actions, may have a negative impact on our reputation, may lead to regulatory enforcement actions against us, and may materially adversely affect our business, operating results and financial condition. Furthermore, the loss, disclosure or misappropriation of our business information may materially adversely affect our business, operating results and financial condition. The regulations in this area continue to develop and evolve. International regulation adds complexity as we expand our service and include more passengers from other countries.
Data security compliance requirements could increase our costs, and any significant data breach could disrupt our operations and harm our reputation, business, results of operations and financial condition.
The Company is subject to increasing legislative, regulator and customer focus on privacy issues and data security. Our business requires the appropriate and secure utilization of Customer, Crewmember, business partner and other sensitive information. We cannot be certain that advances in criminal capabilities (including cyberattacks or cyber intrusions over the Internet, malware, computer viruses and the like), discovery of new vulnerabilities or attempts to exploit existing vulnerabilities in our systems, other data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology protecting the networks that access and store sensitive information. The risk of a security breach or disruption, particularly through cyberattack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.
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
A significant data security breach or our failure to comply with applicable U.S. or foreign data security regulations or other data security standards may expose us to litigation, claims for contract breach, fines, sanctions or other penalties, which could disrupt our operations, harm our reputation and materially and adversely affect our business, results of operations and financial condition. The costs to remediate breaches and similar system compromises that do occur could be material. In addition, as cyber criminals become more frequent, intense and sophisticated, the costs of proactive defensive measures may increase. Failure to address these issues appropriately could also give rise to additional legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur further related costs and expenses.

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
We are subject to the risks of having a limited number of suppliers for our aircraft, engines and our Fly-Fi® product.
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
Our Fly-Fi® service uses technology and satellite access through our agreement with LiveTV. An integral component of the Fly-Fi® system is the antenna, which is supplied to us by LiveTV. If LiveTV were to stop supplying us with its antennas for any reason, we would have to incur significant costs to procure an alternate supplier. Additionally, if the satellites Fly-Fi® uses were to become inoperable for any reason, we would have to incur significant costs to replace the service.

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
We may be subject to competitive risks due to the long-term nature of our fleet order book.
At present, we have existing aircraft commitments through 2025. As technological evolution occurs in our industry, through the use of composites and other innovations, we may be competitively disadvantaged because we have existing extensive fleet commitments that would prohibit us from adopting new technologies on an expedited basis.
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
Many of our airline operations are regulated by governmental agencies, including the FAA, the DOT, the CBP, the TSA and others. If the federal government were to continue experience issues in reaching budgetary consensus in the future resulting in mandatory furloughs and/or other budget constraints, or if a government shutdown were to continue for an extended period of time, our operations and results of operations could be materially negatively impacted. The travel behaviors of the flying public could also be affected, which may materially adversely impact our industry and our business.
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
Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas ("GHG") emissions, including our aircraft emissions. In October 2016, the ICAO passed a resolution adopting the Carbon Offsetting and Reduction Scheme for International Aviation ("CORSIA"), which is a global, market-based emissions offset program to encourage carbon-neutral growth beyond 2020. CORISA is scheduled to take effect by 2021. ICAO continues to develop details regarding implementation, but we believe compliance with CORSIA will increase our operating costs.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Aircraft
As of December 31, 2018, we operated a fleet consisting of 63 Airbus A321 aircraft, 130 Airbus A320 aircraft and 60 Embraer E190 aircraft as summarized below:

Aircraft	Seating Capacity		Owned	Capital Leased	Operating Leased	Total	Average Age in Years
Airbus A320	162/ 150	(1) (2)	115	4	11	130	13.3
Airbus A321	200 / 159	(1) (3)	60	2	1	63	2.5
Embraer E190	100		30	—	30	60	10.2
			205	6	42	253	9.8
(1) During 2018, we completed the buyout of two of our aircraft leases.
(2) Our Airbus A320 with a restyled cabin configuration has a seating capacity of 162 seats. Our Airbus A320 with a classic cabin configuration has a seating capacity of 150 seats.
(3) Our Airbus A321 with a single cabin layout has a seating capacity of 200 seats. Our Airbus A321 with our Mint® premium service has a seating capacity of 159 seats.
As of December 31, 2018, our aircraft leases had an average remaining term of approximately 5 years, with expiration dates between 2019 and 2028. We have the option to extend most of these leases for additional periods or to purchase the aircraft at the end of the related lease term. We have 98 owned aircraft subject to secured debt financing; 107 of our owned aircraft and 44 spare engines are unencumbered.
In July 2018, we announced an order for 60 Airbus A220-300 aircraft, previously called the Bombardier CS300, for expected deliveries beginning in 2020 through 2025, with the option for 60 additional aircraft though 2028. The order followed our intensive review aimed at ensuring the best financial performance of the airline's fleet while providing maximum flexibility to execute our network strategy and enhance the customer experience. In conjunction with the new order, we also reshaped our Airbus order book, which includes converting our order for 25 Airbus A320neo aircraft to the A321neo and adjusting our delivery schedule. We have the option to take certain A321neo deliveries with the long range configuration, the A321-LR.
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
While the Embraer E190 has played an important role in our network since 2005, we determined during our fleet review that the A220-300's economics would allow us to lower costs in the coming years. The A220-300 was designed by the previous manufacturer, Bombardier, to seat between 130 and 160 passengers, enabling financial and network advantages over the current 100-seat Embraer E190 configuration.
We expect to begin reducing flying with our existing fleet of Embraer E190 aircraft beginning in 2020. The phase out would continue gradually through approximately 2025.
Options for 60 additional A220-300 aircraft deliveries are anticipated to begin in 2025 and we would retain the flexibility to convert certain aircraft to the smaller A220-100 model. Both members of the A220 family share commonality in more than 99 percent of their replaceable parts and utilize the same family of engines.
As of December 31, 2018, we had 145 aircraft on order scheduled for delivery through 2025. Our future aircraft delivery schedule is as follows:

Year	Airbus A321neo	Airbus A220	Total
2019	13	—	13
2020	15	1	16
2021	16	6	22
2022	15	8	23
2023	14	19	33
2024	12	22	34
2025	—	4	4
Total	85	60	145
In October 2018, we received notice from Airbus of anticipated delivery delays of the A321neo aircraft. The table above represents the current delivery schedule set forth in our Airbus order book as of December 31, 2018. However, due to delays, we expect a delivery of a minimum of six Airbus A321neo aircraft in 2019.
Ground Facilities
Airports
All of our facilities at the airports we serve are under leases or other occupancy agreements. This space is leased directly or indirectly from the local airport authority on varying terms dependent on prevailing practices at each airport. Our passenger terminal service facilities consisting of ticket counters, gate space, operations support area, and baggage service offices generally have agreement terms ranging from less than one year to five years. They can contain provisions for periodic adjustments of rental rates, landing fees, and other charges applicable under the type of lease. Under some of these agreements, we are responsible for the maintenance, insurance, utilities, and certain other facility-related expenses and services.
A summary of our most significant lease agreements are:
•JFK - We have a lease agreement with the PANYNJ for T5 and T5i. We have the option to terminate the agreement in 2033, five years prior to the end of the original scheduled lease term of October 2038. We also executed a supplement to this lease agreement for the T6 property, our original base of operations at JFK which afforded us the exclusive right to develop on the T6 property. T5i, our expansion of T5 that we use as an international arrivals facility opened to Customers in November 2014. Another supplement of the original T5 lease was executed in 2013. The lease, as amended, now incorporates a total of approximately 19 acres of space for our T5 facilities.
•Boston - We had an initial five year lease agreement with Massport for five gates in Terminal C that started on May 1, 2005 and allowed JetBlue to grow to 11 gates by 2008. We negotiated an extension as of May 1, 2010 whereby the lease had 20 successive one-year automatic renewals, each from May 1 through to April 30. With the continued growth of our operations in Boston, we increased the number of leased gates from Massport to 16 and signed an amendment in May 2014 to lease an additional eight gates and related support spaces in Terminal C. We further amended our lease in December 2017, which allows us to gradually lease up to six additional gates and related support spaces. As of December 31, 2018, we leased 27 gates in Boston.
We have entered into use arrangements at each of the airports we serve providing for the non-exclusive use of runways, taxiways and other airport facilities. Landing fees under these agreements are typically based on the number of aircraft landings and the weight of the aircraft.
Other
We lease the following hangars and airport support facilities at our focus cities:
•New York - At JFK we have a ground lease agreement which expires in 2030 for an aircraft maintenance hangar, an adjacent office and warehouse facility, including a storage facility for aircraft parts. These facilities accommodate our technical support and catering operations. We also lease a building from the PANYNJ which is mainly used for ground equipment maintenance work.
•Boston - We have a ground lease agreement which expires in 2022 for a building which includes an aircraft maintenance hangar and support space. We also have leases for facilities to accommodate our ground support equipment maintenance and catering operations.

•Orlando - We have a ground lease agreement for a hangar which expires in 2035. We also occupy a training center, JetBlue University, with a lease agreement expiring in 2035 which we use for the initial and recurrent training of our pilots and inflight Crewmembers, as well as support training for our technical operations and airport Crewmembers. This facility is equipped with seven full flight simulators, eight flight training devices, three cabin trainers, a training pool, classrooms, and support areas. In 2015, we opened the Lodge at OSC which is adjacent to JetBlue University and is used for lodging our Crewmembers when they attend training.
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

PART II

 ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Stockholder Matters
Our common stock is traded on the NASDAQ Global Select Market under the symbol JBLU. As of January 31, 2019, there were approximately 416 holders of record of our common stock.
We have not paid cash dividends on our common stock and have no current intention to do so. Any future determination to pay cash dividends would be at the discretion of our Board of Directors, subject to applicable limitations under Delaware law. This decision would be dependent upon our results of operations, financial condition, and other factors deemed relevant by our Board of Directors.
Purchases of Equity Securities by the Issuer and Affiliated Purchases
In September 2015, the Board of Directors authorized a three-year share repurchase program starting in 2016, of up to $250 million worth of shares. On December 7, 2016, the Board approved changes to our share repurchase program to increase the aggregate authorization to $500 million worth of shares, and extended the term of the program through December 31, 2019. This authorization was completed in 2017.
On December 8, 2017, the Board of Directors approved a two-year share repurchase authorization starting on January 1, 2018, of up to $750 million worth of JetBlue common stock. The authorization can be executed through repurchases in open market transactions pursuant to Rules 10b-18 and/or 10b5-1 of the Securities and Exchange Act of 1934, as amended, and/or one or more privately-negotiated accelerated stock repurchase transactions. We may adjust or change our share repurchase practices based on market conditions and other alternatives. During 2018, the following shares were repurchased under the program (in millions, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
March 2018	5.8	(1)	5.8	$625
May 2018	5.3	(2)	5.3	500
July 2018	1.3	(2)	1.3	500
August 2018	5.7	(3)	5.7	375
September 2018	1.0	(3)	1.0	375
TOTAL	19.1		19.1
(1) On March 1, 2018, JetBlue entered into an accelerated share repurchase, or ASR, agreement with Goldman, Sachs & Co. ("GS&Co.") paying $125 million. The term of the ASR concluded on March 23, 2018. A total of 5.8 million shares, at an average price of $21.49 per share, were repurchased under the agreement.
(2) On May 24, 2018, JetBlue entered into an ASR agreement with Citibank, N.A. ("Citibank") paying $125 million for an initial delivery of 5.3 million shares. The term of the ASR concluded on July 23, 2018 with Citibank delivering 1.3 million additional shares to JetBlue. A total of 6.6 million shares, at an average price of $18.85 per share, were repurchased under the agreement.
(3) On August 1, 2018, JetBlue entered into an ASR agreement with Barclays Bank PLC ("Barclays") paying $125 million for an initial delivery of 5.7 million shares. The term of the ASR concluded on September 28, 2018 with Barclays delivering 1.0 million additional shares to JetBlue. A total of 6.7 million shares, at an average price of $18.69 per share, were repurchased under the agreement.

Stock Performance Graph
This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.
The following line graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s 500 Stock Index and the NYSE Arca Airline Index from December 31, 2014 to December 31, 2018. The comparison assumes the investment of $100 in our common stock and in each of the foregoing indices and reinvestment of all dividends. The stock performance shown represents historical performance and is not representative of future stock performance.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
JetBlue Airways Corporation	$100	$143	$141	$141	$101
S&P 500 Stock Index	100	99	109	130	122
NYSE Arca Airline Index	100	83	106	112	87

ITEM 6.    SELECTED FINANCIAL DATA

The following financial information for each of the prior five years ending on December 31 has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Report.

(in millions except per share data)	2018	2017	2016	2015(1)	2014(1)
Statements of Operations Data
Operating revenues	$7,658	$7,012	$6,584	$6,416	$5,817
Operating expenses:
Aircraft fuel and related taxes	1,899	1,363	1,074	1,348	1,912
Salaries, wages and benefits	2,044	1,887	1,698	1,540	1,294
Landing fees and other rents	420	397	357	342	321
Depreciation and amortization	491	446	393	345	320
Aircraft rent	103	100	110	122	124
Sales and marketing	294	271	263	264	231
Maintenance, materials and repairs	625	622	563	490	418
Other operating expenses	1,059	933	866	749	682
Special items(2)	435	—	—	—	—
Total operating expenses	7,370	6,019	5,324	5,200	5,302
Operating income	288	993	1,260	1,216	515
Other income (expense)(3)	(69)	(79)	(96)	(119)	108
Income before income taxes	219	914	1,164	1,097	623
Income tax expense (benefit)(4)(5)	31	(211)	437	420	222
Net income	$188	$1,125	$727	$677	$401
Earnings per common share:
Basic	$0.60	$3.42	$2.23	$2.15	$1.36
Diluted(2)(4)(5)	$0.60	$3.41	$2.13	$1.98	$1.19
Other Financial Data:
Operating margin	3.8%	14.2%	19.1%	19.0%	8.9%
Pre-tax margin(2)(3)	2.9%	13.0%	17.7%	17.1%	10.7%
Net cash provided by operating activities	$1,217	$1,396	$1,632	$1,598	$912
Net cash used in investing activities	(1,156)	(979)	(1,046)	(1,134)	(379)
Net cash provided by (used in) financing activities	113	(553)	(472)	(487)	(417)
(1) Amounts prior to 2016 do not reflect the impact of the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) of the Codification, in the first quarter of 2018. Refer to Note 1 to our Consolidated Financial Statements for details.
(2) In 2018, we had special items of $435 million related to the transition of our Embraer E190 fleet and the ratification of our pilots' union contract. Pre-tax margin excluding the special items in 2018 was 8.5%. The impact of special items to our diluted earnings per share was $1.04. Refer to Note 18 to our Consolidated Financial Statements for details.
(3) In 2014, we had a gain of $241 million from the sale of our wholly-owned subsidiary, LiveTV, LLC. Pre-tax margin excluding the gain on the sale of LiveTV was 6.6%.
(4) Our 2017 results included a $551 million tax benefit, or $1.67 of diluted earnings per share, from the remeasurement of our deferred taxes to reflect the impact of the enactment of the Tax Cuts and Jobs Act.
(5) Our 2018 results included a $28 million tax benefit, or $ $0.09 of diluted earnings per share, resulting from measurement period adjustments related to the enactment of the Tax Cuts and Jobs Act.

(in millions)	2018	2017	2016	2015(1)	2014(1)
Balance Sheet Data:
Cash and cash equivalents	$474	$303	$433	$318	$341
Investment securities	416	392	628	607	427
Total assets	10,426	9,781	9,323	8,499	7,643
Total long-term debt and capital leases	1,670	1,199	1,384	1,827	2,211
Common stockholders’ equity	4,611	4,732	3,933	3,210	2,529

	2018	2017	2016	2015(1)	2014(1)
Operating Statistics:
Revenue passengers (thousands)	42,150	40,038	38,263	35,101	32,078
Revenue passenger miles (millions)	50,790	47,240	45,619	41,711	37,813
Available seat miles (ASMs) (millions)	59,881	56,007	53,620	49,258	44,994
Load factor	84.8%	84.3%	85.1%	84.7%	84.0%
Aircraft utilization (hours per day)	11.8	11.7	12.0	11.9	11.8
Average fare	$175.11	$168.88	$166.74	$167.89	$166.57
Yield per passenger mile (cents)	14.53	14.31	13.99	14.13	14.13
Passenger revenue per ASM (cents)	12.33	12.07	11.90	11.96	11.88
Operating revenue per ASM (cents)	12.79	12.52	12.28	13.03	12.93
Operating expense per ASM (cents)	12.31	10.75	9.93	10.56	11.78
Operating expense per ASM, excluding fuel(2)	8.34	8.25	7.88	7.82	7.53
Departures	366,619	353,681	337,302	316,505	294,800
Average stage length (miles)	1,096	1,072	1,093	1,092	1,088
Average number of operating aircraft during period	246.8	233.5	218.9	207.9	196.2
Average fuel cost per gallon, including fuel taxes	$2.24	$1.72	$1.41	$1.93	$2.99
Fuel gallons consumed (millions)	849	792	760	700	639
Average number of full-time equivalent Crewmembers(3)	17,766	17,118	15,696	14,537	13,280
(1)Amounts prior to 2016 do not reflect the impact of the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) of the Codification, in the first quarter of 2018. Refer to Note 1 to our Consolidated Financial Statements for details.
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
•Operating expense per available seat mile, excluding fuel - Operating expenses, less aircraft fuel, other non-airline expenses, and special items, divided by available seat miles.
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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
In 2018, we experienced the persistent competitiveness of the airline industry and the impact of the volatility in the price of jet fuel. Even with these external factors, we managed to generate operating revenue growth of almost 9.2% year-over-year. We remain committed to striving to deliver a safe and reliable JetBlue Experience for our Customers and increasing returns for our Shareholders. We believe our continued focus on cost discipline, product innovation and network enhancements, combined with our commitment to service excellence, will drive our future success.
2018 Highlights
•We generated $7.7 billion in operating revenue, an increase of $646 million compared to 2017 due primarily to a 5.3% increase in revenue passengers and a 3.7% increase in average fare.
•Our earnings per diluted share were $0.60. Our results included pre-tax charges of $435 million related to one-time costs associated with the ratification of our pilots' collective bargaining agreement and the transition of our Embraer E190 fleet. Our earnings per share also included a fourth quarter tax benefit of $17 million. Excluding these items, our diluted earnings per share would be $1.55.
•We generated $1.2 billion in cash from operations. The significant amount of cash we generated provided the opportunity to pay cash for all 2018 aircraft deliveries, buy out two aircraft leases, invest in our infrastructure and customer experience, and execute share repurchases.
•Operating expenses per available seat mile increased 14.5% to 12.31 cents, primarily driven by an increase in aircraft fuel expense and the pre-tax charges mentioned above. Excluding fuel and related taxes, operating expenses related to our non-airline businesses, and the pre-tax charges for special items, our cost per available seat mile increased 1.1% in 2018.
Company Initiatives
Balance Sheet
We ended 2018 with unrestricted cash, cash equivalents and short-term investments of $887 million and undrawn lines of credit of approximately $625 million. In June 2017, Moody's Investor Service upgraded our debt rating to Ba1 from Ba3 with a stable outlook reflecting the strength of our financial position. In November 2017, Standard & Poor's Rating Services upgraded our debt rating to BB from BB- with a stable outlook. At December 31, 2018, unrestricted cash, cash equivalents and short-term investments was approximately 12% of trailing twelve months revenue. In 2018, we repaid $222 million of regularly scheduled debt and raised $687 million in secured aircraft debt. We had 107 unencumbered aircraft and 44 unencumbered spare engines as of December 31, 2018. During 2018, we acquired approximately 19.1 million shares of our common stock for approximately $375 million under our share repurchase program, returning excess capital to our Shareholders. Our adjusted debt to capitalization ratio was 34% at December 31, 2018.
Aircraft and Airport Infrastructure Investments
During 2018, we took delivery of 10 Airbus A321 aircraft and bought out the leases on two aircraft, one of which was an Airbus A321 aircraft and the other was an Airbus A320 aircraft.
In 2018, we opened a new Federal Inspection Station, FIS, in Terminal A at Luis Munoz Marin International Airport in San Juan, Puerto Rico. The FIS enables our international and domestic flights to arrive at the same terminal and thus provides a better experience to our Customers by reducing connection times.
We introduced self-tagging kiosks to eleven BlueCities in 2018: Las Vegas, Reagan National at Washington D.C., Fort Myers, Tampa, Seattle, Hartford, Salt Lake City, Philadelphia, Richmond, Pittsburgh, and Baltimore. Self-tagging kiosks were available at 23 of our BlueCities as of December 31, 2018. These kiosks helped streamline the airport experience for our Customers and we plan to introduce the improvements to additional BlueCities in 2019.
Network
As part of our ongoing network initiatives and route optimization efforts, we continued to make schedule and frequency adjustments throughout 2018. As a result, we added four new destinations to our growing network and also new routes between existing BlueCities.

Outlook for 2019
We believe we will improve our long-term return for Shareholders as we implement our structural cost initiatives. We plan to add new destinations and route pairings based upon market demand. We are continuously looking to expand our other ancillary revenue opportunities, improve our TrueBlue® loyalty program, and deepen our portfolio of commercial partnerships. As in the past, we intend to invest in infrastructure and product enhancements in 2019, which we believe will enable us to reap future benefits. We also plan to continue strengthening the balance sheet.
For the full year 2019, we estimate our operating capacity will increase by approximately 5.0% to 7.0% over 2018 with the expected delivery of six Airbus A321neo aircraft to our operating fleet. We are expecting our cost per available seat mile, excluding fuel and related taxes, and operating expenses related to other non-airline businesses (CASM ex-fuel), for 2019 to increase by between approximately 0.0% to 2.0% over the level in 2018. We anticipate CASM ex-fuel growth to be higher in the first half of 2019 primarily driven by the pilots' collective bargaining agreement which became effective on August 1, 2018. We expect to see further benefits to CASM ex-fuel from the Structural Cost Program and greater impact from the Airbus A320 cabin restyle program during the second half of 2019.

RESULTS OF OPERATIONS
2018 Compared to 2017
Overview
We reported net income of $188 million, operating income of $288 million and operating margin of 3.8% for the year ended December 31, 2018. This compares to net income of $1.1 billion, operating income of $1.0 billion, and operating margin of 14.2% for the year ended December 31, 2017. Diluted earnings per share were $0.60 for 2018 compared to $3.41 for the same period in 2017.
Our 2018 and 2017 reported results included the effects of special items and the implementation of new tax reform legislation. Adjusting for these one-time items, our net income was $487 million, operating income was $723 million, and operating margin was 9.5% for the year ended December 31, 2018. This compares to adjusted net income of $574 million, operating income of $1.0 billion, and operating margin of 14.2% for the year ended December 31, 2017. Excluding one-time items, diluted earnings per shares was $1.55 and $1.74 for 2018 and 2017, respectively.
Operating Revenues

(revenues in millions; percent changes based on unrounded numbers)			Year-over-Year Change
	2018	2017	$	%
Passenger revenue	$7,381	$6,761	620	9.2
Other revenue	277	251	26	10.5
Operating revenues	$7,658	$7,012	646	9.2

Average fare	$175.11	$168.88	6.23	3.7
Yield per passenger mile (cents)	14.53	14.31	0.22	1.5
Passenger revenue per ASM (cents)	12.33	12.07	0.26	2.1
Operating revenue per ASM (cents)	12.79	12.52	0.27	2.1
Average stage length (miles)	1,096	1,072	24	2.2
Revenue passengers (thousands)	42,150	40,038	2,112	5.3
Revenue passenger miles (millions)	50,790	47,240	3,550	7.5
Available seat miles (ASMs) (millions)	59,881	56,007	3,874	6.9
Load factor	84.8%	84.3%		0.5	pts
Passenger revenue accounted for 96.4% of our total operating revenue for the year ended December 31, 2018. In addition to seat revenue, passenger revenue includes revenue from our ancillary product offerings such as Even More® Space. Revenue generated from international routes, including Puerto Rico, accounted for 29.7% of our passenger revenues in 2018. Passenger revenue, including certain ancillary fees directly related to passenger tickets, is recognized when the transportation is provided. Passenger revenue from unused tickets and passenger credits are recognized in proportion to flown revenue based on estimates of expected expiration or when the likelihood of the Customer exercising his or her remaining rights becomes remote. We measure capacity in terms of available seat miles, which represents the number of seats available for passengers multiplied by the number of miles the seats are flown. Yield, or the average amount one passenger pays to fly one mile, is calculated by dividing Passenger revenue by Revenue passenger miles. We attempt to increase Passenger revenue primarily by increasing our yield per flight which produces higher revenue per available seat mile. Our objective is to optimize our fare mix to increase our overall average fare while continuing to provide our Customers with competitive fares.
In 2018, the increase in Passenger revenue was mainly attributable to a 5.3% increase in revenue passengers and a 3.7% increase in average fare. Fee revenue increased by $60 million as a result of changes in our baggage and change fee policies. Our largest ancillary product remains the Even More® Space seats, generating approximately $274 million in revenue, an increase of over 14% compared to 2017.
Other revenue is primarily comprised of the marketing component of the sales of our TrueBlue® points. It also includes revenue from the sale of vacations packages, ground handling fees received from other airlines, and rental income.

Operating Expenses

(in millions; per ASM data in cents; percentages based on unrounded numbers)			Year-over-Year Change		per ASM
	2018	2017	$	%	2018	2017	% Change
Aircraft fuel and related taxes	$1,899	$1,363	536	39.4	3.17	2.43	30.4
Salaries, wages and benefits	2,044	1,887	157	8.3	3.41	3.37	1.3
Landing fees and other rents	420	397	23	5.8	0.70	0.71	(1.0)
Depreciation and amortization	491	446	45	9.9	0.82	0.80	2.8
Aircraft rent	103	100	3	2.6	0.17	0.18	(4.0)
Sales and marketing	294	271	23	8.4	0.49	0.49	1.4
Maintenance, materials and repairs	625	622	3	0.5	1.04	1.11	(6.0)
Other operating expenses	1,059	933	126	13.5	1.78	1.66	6.2
Special items	435	—	435	—	0.73	—	—
Total operating expenses	$7,370	$6,019	1,351	22.4	12.31	10.75	14.5
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes represented 26% of our total operating expenses in 2018 compared to 23% in 2017. The average fuel price increased 30.2% in 2018 to $2.24 per gallon. This was coupled with an increase in our fuel consumption of approximately 57 million gallons. Additional fuel consumption was mainly due to our increase in the average number of operating aircraft. Based on our expected fuel volume for 2019, a 10% per gallon increase in the cost of aircraft fuel would increase our annual fuel expense by approximately $180 million.
In 2018, we recognized fuel hedge losses of $2 million compared to $15 million in fuel hedge gains in 2017 and these were recorded in Aircraft fuel and related taxes. We are unable to predict the potential loss of hedge accounting, which is determined on a derivative-by-derivative basis, due to the volatility in the forward markets for these commodities.
Salaries, Wages and Benefits
Salaries, wages and benefits represented 28% of our total operating expenses in 2018 compared to 31% in 2017. The increase in salaries, wages and benefits was primarily driven by the incremental costs of the new pilots' collective bargaining agreement which became effective on August 1, 2018. Our Crewmember headcount also increased year-over-year. During 2018, the average number of full-time equivalent Crewmembers increased by 4% and the average tenure of our Crewmembers was 7 years. The increasing tenure of our Crewmembers, rising healthcare costs and efforts to maintain competitiveness in our overall compensation packages will continue to pressure our costs in 2019.
Our profit sharing is calculated as 10% of adjusted pre-tax income excluding special items, and reduced by Retirement Plus contributions. Profit sharing decreased by $38 million in 2018 compared to 2017, primarily driven by higher fuel prices which negatively impacted our adjusted pre-tax income. Refer to Note 10 to our Consolidated Financial Statements for additional information.
Landing Fees and Other Rents
Landing fees and other rents include landing fees, which are at premium rates in the heavily trafficked northeast corridor of the U.S. where approximately 75% of our operations reside. Other rents primarily consist of rent for airports in our 105 BlueCities. Landing fees and other rents increased $23 million, or 5.8%, in 2018 primarily due to our increased number of departures.
Depreciation and Amortization
Depreciation and amortization primarily include depreciation for our owned and capital leased aircraft, engines, and in-flight entertainment systems. Depreciation and amortization increased $45 million, or 9.9%, primarily driven by a 5.7% increase in the average number of aircraft operating in 2018 compared to the same period in 2017.
Maintenance, Materials and Repairs
Maintenance, materials and repairs are generally expensed when incurred unless covered by a long-term flight hour services contract. The average age of our aircraft in 2018 was 9.8 years which is relatively young compared to our competitors. However, as our fleet ages our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our unit costs, as older aircraft require additional, more expensive repairs over time. We had an average of 13.3 additional total operating aircraft in 2018 compared to 2017.

In 2018, Maintenance, materials and repairs increased by $3 million, or 0.5% compared to 2017. The marginal increase was primarily driven by a change in the pricing structure of our Airbus A320 engine maintenance program which became effective in September 2017 and the timing of engine overhauls.
Other Operating Expenses
Other operating expenses consist of the following categories: outside services (including expenses related to fueling, ground handling, skycap, security and janitorial services), insurance, personnel expenses, professional fees, onboard supplies, shop and office supplies, bad debts, communication costs, and taxes other than payroll and fuel taxes.
In 2018, Other operating expenses increased by $126 million, or 13.5%, compared to 2017, primarily due to an increase in airport services and passenger onboard supplies resulting from an increased number of passengers flown and additional Mint® offerings.
Special Items
Special items in 2018 consist of $362 million of impairment and one-time transition costs related to our Embraer E190 fleet exit, and $73 million of one-time costs related to the ratification of our pilots' collective bargaining agreement.
Income Taxes
Our effective tax rate was 13.9% in 2018, compared to a benefit of 23.0% in 2017. Our 2018 and 2017 effective tax rate included a fourth quarter 2018 benefit of $17 million related to implementation of various provisions of the new tax legislation and $551 million benefit in 2017 related to the remeasurement of our deferred taxes at the time the new tax legislation was enacted. We estimate that our underlying tax rate in 2019 will be approximately 26%.

2017 Compared to 2016
Overview
We reported net income of $1.1 billion, operating income of $1.0 billion and operating margin of 14.2% for the year ended December 31, 2017. This compares to net income of $727 million, operating income of $1.3 billion and operating margin of 19.1% for the year ended December 31, 2016. Diluted earnings per share were $3.41 for 2017 compared to $2.13 for the same period in 2016.
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
Operating Revenues

(revenues in millions; percent changes based on unrounded numbers)			Year-over-Year Change
	2017	2016	$	%
Passenger revenue	$6,761	$6,380	381	6.0
Other revenue	251	204	47	22.8
Operating revenues	$7,012	$6,584	428	6.5

Average fare	$168.88	$166.74	$2.14	1.3
Yield per passenger mile (cents)	14.31	13.99	0.32	2.3
Passenger revenue per ASM (cents)	12.07	11.90	0.17	1.5
Operating revenue per ASM (cents)	12.52	12.28	0.24	2.0
Average stage length (miles)	1,072	1,093	(21)	(1.9)
Revenue passengers (thousands)	40,038	38,263	1,775	4.6
Revenue passenger miles (millions)	47,240	45,619	1,621	3.6
Available seat miles (ASMs) (millions)	56,007	53,620	2,387	4.5
Load factor	84.3%	85.1%		(0.8)	pts
Passenger revenue accounted for over 96.4% of our total operating revenues for the year ended December 31, 2017. In addition to seat revenue, passenger revenue includes revenue from our ancillary product offerings such as Even More® Space. Revenue generated from international routes, including Puerto Rico, accounted for 28.7% of our passenger revenues in 2017. Passenger revenue, including certain ancillary fees directly related to passenger tickets, is recognized when the transportation is provided. Passenger revenue from unused tickets and passenger credits are recognized in proportion to flown revenue based on estimates of expected expiration or when the likelihood of the Customer exercising his or her remaining rights becomes remote. We measure capacity in terms of available seat miles, which represents the number of seats available for passengers multiplied by the number of miles the seats are flown. Yield, or the average amount one passenger pays to fly one mile, is calculated by dividing Passenger revenue by Revenue passenger miles. We attempt to increase Passenger revenue primarily by increasing our yield per flight which produces higher Revenue per available seat mile. Our objective is to optimize our fare mix to increase our overall average fare while continuing to provide our Customers with competitive fares.
In 2017, the increase in Passenger revenue was mainly attributable to a 4.6% increase in revenue passengers and a 1.3% increase in average fare. Fee revenue increased by $47 million primarily resulting from changes in our baggage fee policy. Our largest ancillary product was Even More® Space, generating approximately $241 million in revenue, an increase of 2% compared to 2016.

Operating Expenses

(in millions; per ASM data in cents; percentages based on unrounded numbers)			Year-over-Year Change		per ASM
	2017	2016	$	%	2017	2016	% Change
Aircraft fuel and related taxes	$1,363	$1,074	289	26.9	2.43	2.00	21.5
Salaries, wages and benefits	1,887	1,698	189	11.1	3.37	3.17	6.4
Landing fees and other rents	397	357	40	11.1	0.71	0.67	6.3
Depreciation and amortization	446	393	53	13.7	0.80	0.73	8.9
Aircraft rent	100	110	(10)	(9.0)	0.18	0.21	(12.9)
Sales and marketing	271	263	8	3.0	0.49	0.49	(1.4)
Maintenance, materials and repairs	622	563	59	10.5	1.11	1.04	5.8
Other operating expenses	933	866	67	7.6	1.66	1.62	3.0
Total operating expenses	$6,019	$5,324	695	13.1	10.75	9.93	8.2
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes represented 23% of our total operating expenses in 2017 compared to 20% in 2016. The average fuel price increased 22.0% in 2017 to $1.72 per gallon. This was coupled with an increase in our fuel consumption of approximately 32 million gallons. Additional fuel consumption was mainly due to our increase in capacity.
In 2017, we recognized fuel hedge gains of $15 million compared to $9 million in 2016 which were recorded in Aircraft fuel and related taxes.
Salaries, Wages and Benefits
Salaries, wages and benefits represented approximately 31% of our total operating expenses in 2017 compared to 32% in 2016. The increase in salaries, wages and benefits was primarily driven by an increase in our Crewmember headcount and an 8% raise for profit sharing eligible Crewmembers effective January 1, 2017 and a modified profit sharing plan.
Our profit sharing is calculated as 10% of adjusted pre-tax income, reduced by Retirement Plus contributions. Profit sharing decreased by $133 million in 2017 compared to 2016, primarily driven by our change in policy. During 2017, the average number of full-time equivalent Crewmembers increased by 9% and the average tenure of our Crewmembers was 6.6 years.
Retirement Plus contributions, which equate to 5% of all of our eligible Crewmembers wages, increased by $13 million and our 3% retirement contribution for a certain portion of our FAA-licensed Crewmembers, which we refer to as Retirement Advantage, increased by approximately $3 million.
Landing Fees and Other Rents
Landing fees and other rents include landing fees, which are at premium rates in the heavily trafficked northeast corridor of the U.S. where approximately 75% of our operations resided. Other rents primarily consisted of rent for airports in our 101 BlueCities. Landing fees and other rents increased $40 million, or 11.1%, in 2017 primarily due to increased departures.
Depreciation and Amortization
Depreciation and amortization primarily include depreciation for our owned and capital leased aircraft, engines, and in-flight entertainment systems. Depreciation and amortization increased $53 million, or 13.7%, primarily driven by a 6.7% increase in the average number of aircraft operating in 2017 compared to the same period in 2016.
Maintenance, Materials and Repairs
Maintenance, materials and repairs are generally expensed when incurred unless covered by a long-term flight hour services contract. The average age of our aircraft in 2017 was 9.2 years which was relatively young compared to our competitors. We had an average of 14.6 additional total operating aircraft in 2017 compared to 2016. In 2017, Maintenance, materials and repairs increased by $59 million, or 10.5% compared to 2016, primarily driven by increased flight hours on our engine flight-hour based maintenance agreements and by the number of airframe heavy maintenance repairs.
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
Income Taxes
Our effective tax rate was a benefit of 23.0% in 2017, compared to our effective tax rate of 37.6% in 2016. Our effective tax rate decreased primarily due to a one-time benefit of $551 million from the remeasurement of our deferred taxes to reflect the enactment of the Tax Cuts and Jobs Act of 2017.

LIQUIDITY AND CAPITAL RESOURCES
The airline business is capital intensive. Our ability to successfully execute our profitable growth plans is largely dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business depends on maintaining sufficient liquidity. We believe we have adequate resources from a combination of cash and cash equivalents, investment securities on-hand, and two available lines of credit. Additionally, as of December 31, 2018, we had 107 unencumbered aircraft and 44 unencumbered spare engines which we believe could be an additional source of liquidity, if necessary.
We believe a healthy liquidity position is a crucial element of our ability to weather any part of the economic cycle while continuing to execute on our plans for profitable growth and increased returns. Our goal is to continue to be diligent with our liquidity, maintaining financial flexibility and allowing for prudent capital spending.
As of December 31, 2018, we had unrestricted cash and cash equivalents of $474 million and short-term investments of $413 million. We believe our current level of unrestricted cash, cash equivalents and short-term investments of approximately 12% of trailing twelve months revenue, combined with our approximately $625 million in available lines of credit and our portfolio of unencumbered assets, provides a strong liquidity position. We believe we have taken several important steps during 2018 in solidifying our strong balance sheet and overall liquidity position. Our adjusted debt to capitalization ratio at December 31, 2018 was 34%.
Analysis of Cash Flows
We had unrestricted cash and cash equivalents of $474 million as of December 31, 2018. This compares to $303 million and $433 million as of December 31, 2017 and 2016, respectively. We held both short and long-term investments in 2018, 2017 and 2016. Our short-term investments totaled $413 million as of December 31, 2018 compared to $390 million and $538 million as of December 31, 2017 and 2016, respectively. Our long-term investments totaled $3 million as of December 31, 2018 compared to $2 million and $90 million as of December 31, 2017 and 2016, respectively.
Operating Activities
Cash flows provided by operating activities totaled approximately $1.2 billion in 2018, compared to $1.4 billion and $1.6 billion in 2017 and 2016, respectively. There was a $179 million decrease in cash flows from operating activities in 2018 compared to 2017. Lower earnings, principally driven by an increase in aircraft fuel expenses, partially offset by higher operating revenues, contributed to this reduction. The $236 million decrease in cash flows from operations in 2017 compared to 2016 was primarily a result of a 22.0% increase in the price of fuel. As of December 31, 2018, our unrestricted cash, cash equivalents and short-term investments as a percentage of trailing twelve months revenue was approximately 12%. We rely primarily on cash flows from operations to provide working capital for current and future operations.
Investing Activities
During 2018, capital expenditures related to our purchase of flight equipment included $519 million for the purchase of 10 new Airbus A321 aircraft and the buyout of two aircraft leases, $206 million for flight equipment deposits, $163 million for flight equipment work-in-progress, and $130 million for spare part purchases. Other property and equipment capital expenditures included ground equipment purchases and facilities improvements for $97 million. Investing activities also included the net purchase of $28 million in investment securities.
During 2017, capital expenditures related to our purchase of flight equipment included $759 million for the purchase of 16 new Airbus A321 aircraft and the buyout of three aircraft leases, $128 million for flight equipment deposits, $156 million for flight equipment work-in-progress, and $61 million for spare part purchases. Other property and equipment capital expenditures included ground equipment purchases and facilities improvements for $98 million. Investing activities also included the net purchase of $236 million in investment securities.

During 2016, capital expenditures related to our purchase of flight equipment included $588 million for the purchase of 10 new Airbus A321 aircraft, and the buyout of nine aircraft leases, $161 million for flight equipment deposits, $96 million for flight equipment work-in-progress, and $18 million for spare part purchases. Other property and equipment capital expenditures included ground equipment purchases and facilities improvements for $148 million. Investing activities also included the net purchase of $23 million in investment securities.
We currently anticipate 2019 capital expenditures to be between $1.2 billion and $1.4 billion, including approximately $1.05 billion and $1.2 billion related to aircraft and predelivery deposits. The remaining capital expenditures of approximately $150 million to $200 million relate to non-aircraft projects.
Financing Activities
Financing activities during 2018 consisted of the issuance of $687 million of debt partially offset by the scheduled repayment of $222 million in debt and capital lease obligations. In addition, we acquired $382 million in treasury shares of which $375 million related to our accelerated share repurchases during 2018. During this period, we realized $48 million in proceeds from the issuance of stock related to employee share-based compensation.
Financing activities during 2017 consisted of the scheduled repayment of $194 million relating to debt and capital lease obligations, as a result, three aircraft became unencumbered. In addition, we acquired $390 million in treasury shares of which $380 million related to our accelerated share repurchases during 2017. During this period, we realized $48 million in proceeds from the issuance of stock related to employee share-based compensation.
Financing activities during 2016 consisted of the scheduled repayment of $368 million relating to debt and capital lease obligations, as a result, 17 aircraft became unencumbered. In addition, we acquired $134 million in treasury shares of which $120 million related to our accelerated share repurchases in the fourth quarter of 2016. During this period, we realized $45 million in proceeds from the issuance of stock related to employee share-based compensation. During 2016, $86 million of our Series B 6.75% convertible debentures were converted by holders, as a result, we issued approximately 17.6 million shares of our common stock.
In November 2015, we filed an automatic shelf registration statement with the SEC. Under this shelf registration statement, we, or one or more selling security holders, had the capacity to offer and sell from time to time common stock, preferred stock, debt securities, depositary shares, warrants, stock purchase contracts, stock purchase units, subscription rights, and pass-through certificates. Through to December 31, 2018, we had not issued any securities under this registration statement. We may utilize a replacement automatic shelf registration statement filed with the SEC, in the future to raise capital to fund the continued development of our products and services, the commercialization of our products and services or for other general corporate purposes.
None of our lenders or lessors are affiliated with us.
Capital Resources
We have been able to generate sufficient funds from operations to meet our working capital requirements and we have historically paid cash or financed our aircraft through either secured debt or lease financing. As of December 31, 2018, we operated a fleet of 253 aircraft which included 43 Airbus A321 aircraft, 63 Airbus A320 aircraft and one Embraer E190 aircraft that were unencumbered. Of our remaining aircraft, 42 were under operating leases, six were financed under capital leases and 98 were financed by private and public secured debt. Additionally, we have 44 unencumbered spare engines. Approximately 35% of our property and equipment is pledged as security under various loan arrangements.
Dependent on market conditions, we anticipate using a mix of cash and debt financing for the expected deliveries of Airbus A321neo aircraft in 2019. To the extent we cannot secure financing on terms we deem attractive, we may be required to pay in cash, further modify our aircraft acquisition plans or incur higher than anticipated financing costs. Although we believe debt and/or lease financing should be available to us if needed, we cannot give assurance we will be able to secure financing on terms attractive to us, if at all.
Working Capital
We had a working capital deficit of $944 million as of December 31, 2018 compared to a deficit of $940 million as of December 31, 2017. Working capital deficits can be customary in the airline industry since air traffic liability is classified as a current liability.
In 2012, we entered into a revolving line of credit with Morgan Stanley for up to $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the borrowing amount may vary accordingly. This line of credit bears interest at a floating rate based upon the London Interbank Offered Rate, or LIBOR, plus a margin. We did not borrow on this facility in 2018 or 2017 and the line was undrawn as of December 31, 2018.

In April 2017, we increased our Credit and Guaranty Agreement with Citibank, N.A. as the administrative agent to $425 million. The term of the Amended and Restated Facility runs through April 6, 2021. Borrowing under the Amended and Restated Facility bears interest at a variable rate equal to LIBOR, plus a margin. The Amended and Restated Facility is secured by Slots at JFK, LaGuardia, Reagan National and certain other assets. The Amended and Restated Facility includes covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under all revolving credit facilities. In addition, the covenants restrict our ability to incur additional indebtedness, issue preferred stock or pay dividends. During 2018 and 2017, we did not borrow on this facility and the line was undrawn as of December 31, 2018.
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
Debt and Capital Leases
As part of our efforts to effectively manage our balance sheet and improve return on invested capital, or ROIC, we expect to continue to actively manage our debt balances. Our approach to debt management includes managing the mix of fixed versus floating rate debt, annual maturities of debt and the weighted average cost of debt. Additionally, our unencumbered assets, including 107 aircraft and 44 engines, allow some flexibility in managing our cost of debt and capital requirements.

CONTRACTUAL OBLIGATIONS
Our noncancelable contractual obligations at December 31, 2018 include the following (in billions):

	Payments due in
	Total	2019	2020	2021	2022	2023	Thereafter
Debt and capital lease obligations(1)	$1.9	$0.4	$0.3	$0.3	$0.3	$0.2	$0.4
Lease commitments	1.0	0.2	0.1	0.1	0.1	0.1	0.4
Flight equipment obligations	8.4	1.2	1.3	1.4	1.3	1.6	1.6
Other obligations(2)	3.1	0.3	0.4	0.3	0.3	0.3	1.5
Total	$14.4	$2.1	$2.1	$2.1	$2.0	$2.2	$3.9

(1)	Includes actual interest and estimated interest for floating-rate debt based on December 31, 2018 rates.

(2)	Amounts include noncancelable commitments for the purchase of goods and services.
The interest rates are fixed for $1.4 billion of our debt and capital lease obligations, with the remaining $0.2 billion having floating interest rates. The floating interest rates adjust either quarterly or semi-annually based on LIBOR. The weighted average maturity of all of our debt was six years as of December 31, 2018.
As of December 31, 2018, we believe we were in compliance with the covenants of our debt and lease agreements and approximately 35% of our owned property and equipment were pledged as security under various loan agreements.
As of December 31, 2018, we had operating lease obligations for 42 aircraft with lease terms that expire between 2019 and 2028. Our aircraft lease agreements contain termination provisions which include standard maintenance and return conditions. Our policy is to record these lease return conditions when they are probable and the costs can be estimated. We also lease airport terminal space and other airport facilities in each of our markets, as well as office space and other equipment. We have approximately $31 million of restricted assets pledged under standby letters of credit related to certain of our leases which will expire at the end of the related leases. As of December 31, 2018, the average age of our operating fleet was 9.8 years.

Our firm aircraft order book as of December 31, 2018 is as follows:

Year	Airbus A321neo	Airbus A220	Total
2019	13	—	13
2020	15	1	16
2021	16	6	22
2022	15	8	23
2023	14	19	33
2024	12	22	34
2025	—	4	4
Total	85	60	145
In October 2018, we received notice from Airbus of anticipated delivery delays of the A321neo aircraft. The table above represents the current delivery schedule set forth in our Airbus order book as of December 31, 2018. However, due to delays, we expect a delivery of a minimum of six Airbus A321neo aircraft in 2019.
In July 2018, we entered into a memorandum of understanding (MOU) for 60 Airbus A220-300 aircraft, previously called the Bombardier CS300, for delivery beginning in 2020, and the option for 60 additional aircraft beginning in 2025. The MOU was finalized into a purchase agreement in December 2018.
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
Our Terminal at JFK, T5, is governed by a lease agreement we entered into with the PANYNJ in 2005. We are responsible for making various payments under the lease. This includes ground rents for the terminal site which began at the time of the lease execution in 2005 and facility rents commenced in October 2008 upon our occupancy of T5. The facility rents are based on the number of passengers enplaned out of the terminal, subject to annual minimums. The PANYNJ reimbursed us for construction costs of this project in accordance with the terms of the lease, except for approximately $76 million in leasehold improvements provided by us. In 2013, we amended this lease to include additional ground space for our international arrivals facility, T5i, which we opened in November 2014. For financial reporting purposes, the T5 project is being accounted for as a financing obligation, with the constructed asset and related liability being reflected on our consolidated balance sheets. The T5i project was accounted for at cost. Minimum ground and facility rents at JFK totaling $272 million are included in the commitments table above as lease commitments and financing obligations.
We enter into individual employment agreements with each of our non-unionized FAA-licensed Crewmembers, inspectors, and air traffic controllers. Each employment agreement is for a term of five years and automatically renews for an additional five-year term unless the Crewmember is terminated for cause or the Crewmember elects not to renew it. Pursuant to these agreements, these Crewmembers can only be terminated for cause. In the event of a downturn in our business requiring a reduction in flying and related work hours, we are obligated to pay these Crewmembers a guaranteed level of income and to continue their benefits. As we are not currently obligated to pay this guaranteed income and benefits, no amounts related to these guarantees are included in the contractual obligations table above.

OFF-BALANCE SHEET ARRANGEMENTS
None of our operating lease obligations are reflected on our consolidated balance sheets. Although some of our aircraft lease arrangements are with variable interest entities, as defined by the Consolidations topic of the Codification, none of them require consolidation in our financial statements. The decision to finance these aircraft through operating leases rather than through debt was based on an analysis of the cash flows and tax consequences of each financing alternative and a consideration of liquidity implications. We are responsible for all maintenance, insurance, and other costs associated with operating these aircraft. However, we are not obligated to provide any residual value or other guarantees to our lessors.
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

We have also made certain guarantees and indemnities to other unrelated parties that are not reflected on our consolidated balance sheets, which we believe will not have a significant impact on our results of operations, financial condition or cash flows. We have no other off-balance sheet arrangements. See Notes 3, 4 and 12 to our Consolidated Financial Statements for a more detailed discussion of our variable interests and other contingencies, including guarantees and indemnities.

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
Passenger Revenue
Ticket sales and the fees collected for related ancillary services are initially deferred in air traffic liability. Air traffic liability represents tickets sold but not yet flown, credits which can be used for future travel and a portion of the liability related to our TrueBlue® loyalty program. We allocate the transaction price to each performance obligation identified in a passenger ticket on a relative standalone basis. Passenger revenue, including certain ancillary fees directly related to passenger tickets, is recognized when the transportation is provided. Taxes that we are required to collect from our Customers, including foreign and U.S. federal transportation taxes, security taxes, and airport facility charges, are excluded from passenger revenue. Those taxes and fees are recorded as a liability upon collection and are relieved from the liability upon remittance to the applicable governmental agency.
The majority of the tickets sold are non-refundable. Non-refundable fares may be canceled prior to the scheduled departure date for a credit for future travel. Refundable fares may be canceled at any time prior to the scheduled departure date. Failure to cancel a refundable fare prior to departure will result in the cancellation of original ticket and an issuance of a credit for future travel. Passenger credits can be used for future travel up to a year from the date of issuance. Passenger breakage revenue from unused tickets and passenger credits will be recognized in proportion to flown revenue based on estimates of expected expiration of when the likelihood of the Customer exercising his or her remaining rights becomes remote. Breakage revenue consists of nonrefundable tickets that remain unused past the departure date, have continued validity, and are expected to ultimately expire unused, as well as passenger credits that are not expected to be redeemed prior to expiration. JetBlue used estimates based on historical experience of expired tickets and credits and considered other factors that could impact future expiration patterns of tickets and credits. Tickets which do not have continued validity past the departure date are recognized as revenue after the scheduled departure date has lapsed.
Passenger ticket costs primarily include credit card fees, commissions paid, and global distribution systems booking fees. Costs are allocated entirely to the purchased travel services and are capitalized until recognized when travel services are provided to the Customer.
Loyalty Program
Customers may earn points under our customer loyalty program, TrueBlue®, based on the fare paid and fare product purchased for a flight. Customers can also earn points through business partners such as credit card companies, hotels, car rental companies, and our participating airline partners.
Points Earned From a Ticket Purchase. When a TrueBlue® member travels, we recognize a portion of the fare as revenue and defer in air traffic liabilities the portion that represents the value of the points net of spoilage, or breakage. We allocate the transaction price to each performance obligation on a relative standalone basis. We determine the standalone selling price of TrueBlue® points issued using the redemption value approach. To maximize the use of observable inputs, we utilize the actual ticket value of the tickets purchased with TrueBlue® points. The liability is relieved and passenger revenue is recognized when the points are redeemed and the free travel is provided.
Points Sold to TrueBlue® Partners. Our most significant contract to sell TrueBlue® points is with our co-branded credit card partner. Co-branded credit card partnerships have the following identified performance obligations: air transportation; use of the JetBlue brand name, and access to our frequent flyer customer lists; advertising; and other airline benefits. In determining the estimated selling price, JetBlue considered multiple inputs, methods and assumptions, including: discounted cash flows; estimated redemption value, net of fulfillment discount; points expected to be awarded and redeemed; estimated annual spending by cardholders; estimated annual royalty for use of JetBlue's frequent flyer customer lists; and estimated utilization of other airline benefits. Payments are typically due monthly based on the volume of miles sold during the period, and the terms of our marketing contracts are generally from one to seven years. The overall consideration received is allocated to each performance obligation based on their standalone relative selling prices. The air transportation element is deferred and recognized as passenger revenue when the points are utilized. The other elements are recognized as other revenue when the performance obligation related to those service are satisfied, which is generally the same period as when consideration is received from the participating company.
Amounts allocated to the air transportation element which are initially deferred include a portion that are expected to be redeemed during the following twelve months (classified as a component of Air traffic liability), and a portion that are not expected to be redeemed during the following twelve months (classified as Air traffic liability - loyalty non-current). We periodically update this analysis and adjust the split between current and non-current liabilities as appropriate.
Points earned by TrueBlue® members never expire. TrueBlue® members can pool points between small groups of people, branded as Points Pooling™. Breakage is estimate using historical redemption patterns to determine a breakage rate. Breakage rates used to estimate breakage revenue are evaluated annually. Changes to breakage estimates impact revenue recognition prospectively.
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
Our long-lived assets are evaluated for impairment when events and circumstances indicate the assets may be impaired. Indicators include operating or cash flow losses, significant decreases in market value, or changes in technology.
To determine whether impairment exist for aircraft used in operations, we group assets at the fleet-type level (the lowest level for which there are identifiable cash flows) and then estimate future cash flows based on projections of capacity, passenger yield, fuel costs, labor costs, and other relevant factors. If an impairment occurs, the impairment loss recognized is the amount by which the fleet's carrying amount exceeds its estimated fair value. We estimate aircraft fair value using published sources, appraisals, and bids received from third parties, as available.
In 2018, we recorded an impairment charge of flight equipment and other property and equipment related to the Embraer E190 fleet transition. Refer to Note 18 to our Consolidated Financial Statements for details.
Lease Accounting
We operate airport facilities, office buildings, and aircraft under operating leases with minimum lease payments. We recognize the costs associated with these agreements as rent expense on a straight-line basis over the expected lease term. Within the provisions of certain leases, there are minimum escalations in payments over the base lease term. There are also periodic adjustments of lease rates, landing fees, and other charges applicable under such agreements, as well as renewal periods. The effects of the escalations and other adjustments have been reflected in rent expense on a straight-line basis over the lease term. This includes renewal periods when it is deemed to be reasonably assured at the inception of the lease that we would incur an economic penalty for not renewing. The amortization period for leasehold improvements is the term used in calculating straight-line rent expense or their estimated economic life, whichever is shorter.
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

REGULATION G RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES
We sometimes use non-GAAP measures that are derived from the consolidated financial statements, but that are not presented in accordance with generally accepted accounting principles in the U.S., or U.S. GAAP. We believe these non-GAAP measures provide a meaningful comparison of our results to others in the airline industry and our prior year results. Investors should consider these non-GAAP financial measures in addition to, and not as a substitute for, our financial performance measures prepared in accordance with U.S. GAAP. Further, our non-GAAP information may be different from the non-GAAP information provided by other companies. We believe certain charges included in our operating expenses on a GAAP basis make it difficult to compare our current period results to prior periods as well as future periods and guidance. The tables below show a reconciliation of non-GAAP financial measures used in this filing to the most directly comparable GAAP financial measures.
Operating Expenses per Available Seat Mile, excluding fuel
Operating expenses per available seat mile, or CASM, is a common metric used in the airline industry. Our CASM for 2018 through 2014 are summarized in the table below. We exclude aircraft fuel and related taxes, operating expenses related to other non-airline businesses, such as JetBlue Technology Ventures and JetBlue Travel Products, and special items from operating expenses to determine CASM ex-fuel. During the periods presented below, special items consisted of the impairment and one-time costs related to the Embraer E190 fleet transition, as well as one-time costs related to the ratification of our pilots' collective bargaining agreement. We believe that CASM ex-fuel provides investors with the ability to measure financial performance excluding items beyond our control, such as fuel costs which are subject to many economic and political factors, or not related to the generation of an available seat mile, such as operating expense related to other non-airline businesses. We believe this non-GAAP measure is more indicative of our ability to manage airline costs and is more comparable to measures reported by other major airlines.

Reconciliation of Operating expense per ASM, excluding fuel
(in millions; per ASM data in cents)	2018		2017		2016		2015(1)		2014(1)
	$	per ASM	$	per ASM	$	per ASM	$	per ASM	$	per ASM
Total operating expenses	$7,370	12.31	$6,019	10.75	$5,324	9.93	$5,200	10.56	$5,302	11.78
Less:
Aircraft fuel and related taxes	1,899	3.17	1,363	2.43	1,074	2.00	1,348	2.74	1,912	4.25
Other non-airline expenses(2)	44	0.07	35	0.07	26	0.05	—	—	—	—
Special items	435	0.73	—	—	—	—	—	—	—	—
Operating expenses, excluding fuel	$4,992	8.34	$4,621	8.25	$4,224	7.88	$3,852	7.82	$3,390	7.53
(1) Amounts prior to 2016 do not reflect the impact of the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) of the Codification, in the first quarter of 2018. Refer to Note 1 to our Consolidated Financial Statements for details.
(2) Other non-airline expenses for 2016 includes operating expenses related to JetBlue Technology Ventures only.

Reconciliation of Operating Expense, Income before Taxes, Net Income and Earnings per Share, excluding Tax Reform Impact and Special Items
Our GAAP results in the applicable periods include the impacts of the 2017 tax reform and charges that are deemed special items which we believe make our results difficult to compare to prior periods as well as future periods and guidance. During the periods presented below, special items consisted of the impairment and one-time costs related to the Embraer E190 fleet transition, as well as one-time costs related to the ratification of our pilots' collective bargaining agreement. We believe the impacts of the 2017 tax reform and special items distort our overall trends and that our metrics and results are enhanced with the presentation of our results excluding the impact of these items. The table below provides a reconciliation of our GAAP reported amounts to the non-GAAP amounts excluding the impact of the 2017 tax reform and special items.

	Year Ended December 31,
(in millions except per share amounts)	2018	2017	2016
Total operating expenses	$7,370	$6,019	$5,324
Less: Special items	435	—	—
Total operating expenses excluding special items	$6,935	$6,019	$5,324

Operating income	$288	$993	$1,260
Add back: Special items	435	—	—
Operating income excluding special items	$723	$993	$1,260

Income before income taxes	$219	$914	$1,164
Add back: Special items	435	—	—
Income before income taxes excluding special items	$654	$914	$1,164

Income before income taxes excluding special items	$654	$914	$1,164
Less: Income tax expense (benefit)	31	(211)	437
Less: Income tax related to special items	108	—	—
Less: Tax reform impact	28	551	$—
Net Income excluding special items and tax reform impact	$487	$574	$727

Earnings Per Common share:
Basic	$0.60	$3.42	$2.23
Add back: Special items, net of tax	1.05	—	—
Less: Tax reform impact	(0.09)	(1.67)	—
Basic excluding special items and tax reform impact	$1.56	$1.75	$2.23

Diluted	$0.60	$3.41	$2.13
Add back: Special items, net of tax	1.04	—	—
Less: Tax reform impact	(0.09)	(1.67)	—
Diluted excluding special items and tax reform impact	$1.55	$1.74	$2.13

Return on Invested Capital
Return on invested capital, or ROIC, is an important financial metric which we believe provides meaningful information as to how well we generate returns relative to the capital invested in our business. During 2018, our ROIC was 8.6% compared to 10.4% in 2017, primarily due to the increase in fuel prices. We are committed to taking appropriate actions which will allow us to produce returns greater than our cost of capital while adding capacity and continuing to grow.
We believe this non-GAAP measure provides a meaningful comparison of our results to the airline industry and our prior year results. Investors should consider this non-GAAP financial measure in addition to, and not as a substitute for, our financial performance measures prepared in accordance with GAAP.

Reconciliation of Return on Invested Capital (Non-GAAP)
(in millions, except as otherwise noted)	Twelve Months Ended December 31,
	2018	2017
Numerator
Operating Income	$288	$993
Add: Interest income (expense) and other	13	6
Add: Interest component of capitalized aircraft rent (1)	54	53
Add: Special items(3)	435	—
Subtotal	790	1,052
Less: Income tax expense impact	200	394
Operating Income After Tax, Adjusted	$590	$658

Denominator
Average Stockholders' equity	$4,671	$4,333
Average total debt	1,435	1,291
Capitalized aircraft rent (1)	720	702
Invested Capital	$6,826	$6,326

Return on Invested Capital	8.6%	10.4%

(1) Capitalized Aircraft Rent
Aircraft rent, as reported	$103	$100
Capitalized aircraft rent (7 * aircraft rent) (2)	720	702
Interest component of capitalized aircraft rent (Imputed interest at 7.5%)	54	53
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
(3) During the periods presented above, special items include the impairment and one-time costs related to the Embraer E190 fleet transition as well as one-time costs related to the ratification of our pilots' collective bargaining agreement.

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

Reconciliation of Free Cash Flow (Non-GAAP)
(in millions)	Year Ended December 31,
	2018	2017	2016	2015	2014
Net cash provided by operating activities	$1,217	$1,396	$1,632	$1,598	$912
Less: Capital expenditures(1)	(908)	(1,074)	(850)	(837)	(806)
Less: Predelivery deposits for flight equipment	(206)	(128)	(161)	(104)	(127)
Free Cash Flow	$103	$194	$621	$657	$(21)
(1) Capital expenditures in 2014 included two capital leases for approximately $76 million which were classified as a non-cash financing activity in our consolidated statements of cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes to the price of fuel and interest rates as discussed below. The sensitivity analyses presented do not consider the effects such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Variable-rate leases are not considered market sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. Actual results may differ from the sensitivity analyses. See Notes 1, 3 and 13 to our Consolidated Financial Statements for accounting policies and additional information.
Aircraft fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the December 31, 2018 cost per gallon of fuel. Based on projected 2019 fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $180 million in 2019. This is compared to an estimated $170 million for 2018 measured as of December 31, 2017. As of December 31, 2018 we had hedged approximately 4% of our projected 2019 fuel requirements. All hedge contracts existing as of December 31, 2018 settle by June 30, 2019.
The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $1.4 billion of our debt and capital lease obligations, with the remaining $247 million having floating interest rates. If interest rates were on average 100 basis points higher in 2019 than they were during 2018, our interest expense would increase by approximately $3 million. This is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
If interest rates were an average 100 basis points lower in 2019 than they were during 2018, our interest income from cash and investment balances would remain relatively constant. These amounts are determined by considering the impact of the hypothetical interest rates on our cash and cash equivalents and short-term investment securities balances.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of JetBlue Airways Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of JetBlue Airways Corporation (the Company) as of December 31, 2018 and 2017 and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in Item15(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of JetBlue Airways Corporation at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2019 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments.

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
February 20, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of JetBlue Airways Corporation

Opinion on Internal Control over Financial Reporting

We have audited JetBlue Airways Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, JetBlue Airways Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated February 20, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York
February 20, 2019

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$474	$303
Investment securities	413	390
Receivables, less allowance (2018-$1; 2017-$1)	211	245
Inventories, less allowance (2018-$18; 2017-$14)	78	55
Prepaid expenses and other	298	213
Total current assets	1,474	1,206
PROPERTY AND EQUIPMENT
Flight equipment	9,525	8,980
Predelivery deposits for flight equipment	293	204
Total flight equipment and predelivery deposits, gross	9,818	9,184
Less accumulated depreciation	2,448	2,125
Total flight equipment and predelivery deposits, net	7,370	7,059
Other property and equipment	1,074	1,041
Less accumulated depreciation	461	405
Total other property and equipment, net	613	636
Assets constructed for others	561	561
Less accumulated depreciation	229	207
Total assets constructed for others, net	332	354
Total property and equipment, net	8,315	8,049
OTHER ASSETS
Investment securities	3	2
Restricted cash	59	56
Other	575	468
Total other assets	637	526
TOTAL ASSETS	$10,426	$9,781

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2018	2017
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$437	$378
Air traffic liability	1,035	966
Accrued salaries, wages and benefits	313	313
Other accrued liabilities	324	293
Current maturities of long-term debt and capital leases	309	196
Total current liabilities	2,418	2,146
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	1,361	1,003
CONSTRUCTION OBLIGATION	424	441
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	1,088	999
Air traffic liability - loyalty non-current	447	385
Other	77	75
Total deferred taxes and other liabilities	1,612	1,459
COMMITMENTS AND CONTINGENCIES (Notes 11 & 12)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 422 and 418 shares issued and 306 and 321 shares outstanding at 2018 and 2017, respectively	4	4
Treasury stock, at cost; 116 and 97 shares at 2018 and 2017, respectively	(1,272)	(890)
Additional paid-in capital	2,203	2,127
Retained earnings	3,679	3,491
Accumulated other comprehensive income	(3)	—
Total stockholders’ equity	4,611	4,732
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,426	$9,781

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
OPERATING REVENUES
Passenger	$7,381	$6,761	$6,380
Other	277	251	204
Total operating revenues	7,658	7,012	6,584
OPERATING EXPENSES
Aircraft fuel and related taxes	1,899	1,363	1,074
Salaries, wages and benefits	2,044	1,887	1,698
Landing fees and other rents	420	397	357
Depreciation and amortization	491	446	393
Aircraft rent	103	100	110
Sales and marketing	294	271	263
Maintenance, materials and repairs	625	622	563
Other operating expenses	1,059	933	866
Special items	435	—	—
Total operating expenses	7,370	6,019	5,324
OPERATING INCOME	288	993	1,260
OTHER INCOME (EXPENSE)
Interest expense	(92)	(95)	(111)
Capitalized interest	10	10	8
Interest income and other	13	6	7
Total other income (expense)	(69)	(79)	(96)
INCOME BEFORE INCOME TAXES	219	914	1,164
Income tax expense (benefit)	31	(211)	437
NET INCOME	$188	$1,125	$727

EARNINGS PER COMMON SHARE
Basic	$0.60	$3.42	$2.23
Diluted	$0.60	$3.41	$2.13

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2018	2017	2016
NET INCOME	$188	$1,125	$727
Changes in fair value of derivative instruments, net of reclassifications into earnings, net of tax benefit/(expense) of $2, $8, and $(8) in 2018, 2017, and 2016, respectively	(3)	(13)	16
Total other comprehensive income (loss)	(3)	(13)	16
COMPREHENSIVE INCOME	$185	$1,112	$743

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$188	$1,125	$727
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	90	(297)	251
Depreciation	423	383	337
Impairment of long-lived assets	319	—	—
Amortization	68	63	56
Stock-based compensation	28	29	23
Changes in certain operating assets and liabilities:
(Increase) decrease in receivables	46	(52)	(21)
(Increase) decrease in inventories, prepaid and other	(174)	15	1
Increase in air traffic liability	131	101	119
Increase in accounts payable and other accrued liabilities	96	53	156
Other, net	2	(24)	(17)
Net cash provided by operating activities	1,217	1,396	1,632
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(908)	(1,074)	(850)
Predelivery deposits for flight equipment	(206)	(128)	(161)
Purchase of held-to-maturity investments	(429)	(207)	(276)
Proceeds from the maturities of held-to-maturity investments	505	244	333
Purchase of available-for-sale securities	(979)	(245)	(597)
Proceeds from the sale of available-for-sale securities	875	444	517
Other, net	(14)	(13)	(12)
Net cash used in investing activities	(1,156)	(979)	(1,046)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	48	48	45
Proceeds from issuance of long-term debt	687	—	—
Repayment of long-term debt and capital lease obligations	(222)	(194)	(368)
Acquisition of treasury stock	(382)	(390)	(134)
Other, net	(18)	(17)	(15)
Net cash provided by (used in) financing activities	113	(553)	(472)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	174	(136)	114
Cash, cash equivalents and restricted cash at beginning of period	359	495	381
Cash, cash equivalents and restricted cash at end of period (1)	$533	$359	$495

(1) Reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets:
	Years Ended December 31,
	2018	2017	2016
Cash and cash equivalents	$474	$303	$433
Restricted cash	59	56	62
Total cash, cash equivalents and restricted cash	$533	$359	$495

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2015	392	$4	70	$(366)	$1,896	$1,679	$(3)	$3,210
Cumulative Effect for the adoption of ASU 2016-09	—	—	—	—	—	8	—	8
Cumulative effect for the adoption of ASU 2014-09	—	—	—	—	—	(48)	—	(48)
Net income	—	—	—	—	—	727	—	727
Other comprehensive income	—	—	—	—	—	—	16	16
Vesting of restricted stock units	1	—	1	(14)	—	—	—	(14)
Exercise of stock options	1	—	—	—	10	—	—	10
Stock compensation expense	—	—	—	—	23	—	—	23
Stock issued under Crewmember stock purchase plan	2	—	—	—	35	—	—	35
Shares repurchased under 2012 share repurchase plan	—	—	6	(120)	—	—	—	(120)
Convertible debt redemption	18	—	—	—	86	—	—	86
Balance at December 31, 2016	414	$4	77	$(500)	$2,050	$2,366	$13	$3,933
Net income	—	—	—	—	—	1,125	—	1,125
Other comprehensive (loss)	—	—	—	—	—	—	(13)	(13)
Vesting of restricted stock units	1	—	1	(10)	—	—	—	(10)
Exercise of stock options	—	—	—	—	4	—	—	4
Stock compensation expense	—	—	—	—	29	—	—	29
Stock issued under Crewmember stock purchase plan	3	—	—	—	44	—	—	44
Shares repurchased under 2016 share repurchase plan	—	—	19	(380)	—	—	—	(380)
Balance at December 31, 2017	418	$4	97	$(890)	$2,127	$3,491	$—	$4,732
Net income	—	—	—	—	—	188	—	188
Other comprehensive (loss)	—	—	—	—	—	—	(3)	(3)
Vesting of restricted stock units	1	—	—	(7)	—	—	—	(7)
Stock compensation expense	—	—	—	—	28	—	—	28
Stock issued under Crewmember stock purchase plan	3	—	—	—	48	—	—	48
Shares repurchased under 2018 share repurchase plan	—	—	19	(375)	—	—	—	(375)
Balance at December 31, 2018	422	$4	116	$(1,272)	$2,203	$3,679	$(3)	$4,611

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JetBlue Airways Corporation, or JetBlue, is New York's Hometown Airline®. We believe our differentiated product and service offerings combined with our competitive cost advantage enables us to effectively compete in the high-value geography we serve. As of December 31, 2018, we served 105 destinations in 31 states, the District of Columbia, the Commonwealth of Puerto Rico, the U.S. Virgin Islands, and 21 countries in the Caribbean and Latin America. In 2018, we created a standalone wholly-owned subsidiary, JetBlue Travel Products, LLC that absorbed our JetBlue Vacations® business.

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
Fair Value
The Fair Value Measurements and Disclosures topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification®, or Codification, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. This topic clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The topic also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs. Refer to Note 14 to our Consolidated Financial Statements for more information.
Cash and Cash Equivalents
Our cash and cash equivalents include short-term, highly liquid investments which are readily convertible into cash. These investments include money market securities and commercial paper with maturities of three months or less when purchased.
Restricted Cash
Restricted cash primarily consists of security deposits, funds held in escrow for estimated workers’ compensation obligations, and performance bonds for aircraft and facility leases.
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
Available-for-sale investment securities
Our available-for-sale investment securities include highly liquid investments such as certificates of deposit and U.S. treasury bills with maturities between three and twelve months which are stated at fair value.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Held-to-maturity investment securities
Our held-to-maturity investments consist of investment-grade interest bearing instruments, primarily U.S. treasury notes and bills, which are stated at amortized cost. We do not intend to sell these investment securities and the contractual maturities are not greater than 24 months. Those with maturities less than twelve months are included in short-term investments on our consolidated balance sheets. Those with remaining maturities in excess of twelve months are included in long-term investments on our consolidated balance sheets. We did not record any material gains or losses on these securities during the years ended December 31, 2018, 2017 or 2016. The estimated fair value of these investments approximated their carrying value as of December 31, 2018 and 2017.
The carrying values of investment securities consisted of the following at December 31, 2018 and 2017 (in millions):

	December 31, 2018	December 31, 2017
Available-for-sale securities
Time deposits	$190	$130
U.S. Treasury	39	—
Debt securities	7	6
Total available-for-sale securities	236	136
Held-to-maturity securities
U.S. Treasury	180	220
Corporate bonds	—	36
Total held-to-maturity securities	180	256
Total investment securities	$416	$392
Derivative Instruments
Derivative instruments, including fuel hedge contracts, fuel basis swap agreements, and interest rate swap agreements are stated at fair value, net of any collateral postings. Derivative instruments are included in other current assets and other current liabilities on our consolidated balance sheets. Refer to Note 13 to our Consolidated Financial Statements for more information.
Inventories
Inventories consist of expendable aircraft spare parts and supplies that are stated at average cost, as well as aircraft fuel that is accounted for on a first-in, first-out basis. These items are expensed when used or consumed. An allowance for obsolescence on aircraft spare parts is provided over the remaining useful life of the related aircraft fleet.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We record impairment losses on long-lived assets used in operations when events and circumstances indicate the assets may be impaired and the undiscounted future cash flows estimated to be generated by the assets are less than the assets’ net book value. If impairment occurs, the loss is measured by comparing the fair value of the asset to its carrying amount.
Software
We capitalize certain costs related to the acquisition and development of computer software. We amortize these costs using the straight-line method over the estimated useful life of the software, which is generally between five and ten years. The net book value of computer software, which is included in other assets on our consolidated balance sheets, was $96 million and $92 million as of December 31, 2018 and 2017, respectively. Amortization expense related to computer software was $46 million, $41 million and $32 million for the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018, amortization expense related to computer software is expected to be approximately $36 million in 2019, $18 million in 2020, $14 million in 2021, $11 million in 2022, and $6 million in 2023.
Intangible Assets
Our intangible assets consist primarily of acquired take-off and landing slots, or Slots, at certain domestic airports. Slots are the rights to take-off or land at a specific airport during a specific time period of the day and are a means by which airport capacity and congestion can be managed. We account for Slots at High Density Airports, including Reagan National Airport in Washington, D.C., LaGuardia Airport, and JFK Airport, both in New York City, as indefinite life intangible assets which results in no amortization expense. We evaluate our intangible assets for impairment at least annually or when events and circumstances indicate they may be impaired. Indicators include operating or cash flow losses as well as significant decreases in market value. As of December 31, 2018 and 2017, our intangible assets for Slots at High Density Airports with indefinite lives was $139 million.
Passenger Revenue
Ticket sales and the fees collected for related ancillary services are initially deferred in air traffic liability. Air traffic liability represents tickets sold but not yet flown, credits which can be used for future travel, and a portion of the liability related to our TrueBlue® loyalty program. We allocate the transaction price to each performance obligation identified in a passenger ticket on a relative standalone basis. Passenger revenue, including certain ancillary fees directly related to passenger tickets, is recognized when the transportation is provided. Taxes that we are required to collect from our Customers, including foreign and U.S. federal transportation taxes, security taxes, and airport facility charges, are excluded from passenger revenue. Those taxes and fees are recorded as a liability upon collection and are relieved from the liability upon remittance to the applicable governmental agency.
The majority of the tickets sold are non-refundable. Non-refundable fares may be canceled prior to the scheduled departure date for a credit for future travel. Refundable fares may be canceled at any time prior to the scheduled departure date. Failure to cancel a refundable fare prior to departure will result in the cancellation of original ticket and an issuance of a credit for future travel. Passenger credits can be used for future travel up to a year from the date of issuance. Passenger breakage revenue from unused tickets and passenger credits will be recognized in proportion to flown revenue based on estimates of expected expiration of when the likelihood of the Customer exercising his or her remaining rights becomes remote. Breakage revenue consists of nonrefundable tickets that remain unused past the departure date, have continued validity, and are expected to ultimately expire unused, as well as passenger credits that are not expected to be redeemed prior to expiration. JetBlue used estimates based on historical experience of expired tickets and credits and considered other factors that could impact future expiration patterns of tickets and credits. Tickets which do not have continued validity past the departure date are recognized as revenue after the scheduled departure date has lapsed.
Passenger ticket costs primarily include credit card fees, commissions paid, and global distribution systems booking fees. Costs are allocated entirely to the purchased travel services and are capitalized until recognized when travel services are provided to the Customer.
Loyalty Program
Customers may earn points under our customer loyalty program, TrueBlue®, based on the fare paid and fare product purchased for a flight. Customers can also earn points through business partners such as credit card companies, hotels, car rental companies, and our participating airline partners.
Points Earned From a Ticket Purchase. When a TrueBlue® member travels, we recognize a portion of the fare as revenue and defer in air traffic liabilities the portion that represents the value of the points net of spoilage, or breakage. We allocate the transaction price to each performance obligation on a relative standalone basis. We determine the standalone selling price of TrueBlue® points issued using the redemption value approach. To maximize the use of observable inputs, we utilize the actual

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ticket value of the tickets purchased with TrueBlue® points. The liability is relieved and passenger revenue is recognized when the points are redeemed and the free travel is provided.
Points Sold to TrueBlue® Partners. Our most significant contract to sell TrueBlue® points is with our co-branded credit card partner. Co-branded credit card partnerships have the following identified performance obligations: air transportation; use of the JetBlue brand name and access to our frequent flyer customer lists; advertising; and other airline benefits. In determining the estimated selling price, JetBlue considered multiple inputs, methods and assumptions, including: discounted cash flows; estimated redemption value, net of fulfillment discount; points expected to be awarded and redeemed; estimated annual spending by cardholders; estimated annual royalty for use of JetBlue's frequent flyer customer lists; and estimated utilization of other airline benefits. Payments are typically due monthly based on the volume of miles sold during the period, and the terms of our marketing contracts are generally from one to seven years. The overall consideration received is allocated to each performance obligation based on their standalone relative selling prices. The air transportation element is deferred and recognized as passenger revenue when the points are utilized. The other elements are recognized as other revenue when the performance obligation related to those service are satisfied, which is generally the same period as when consideration is received from the participating company.
Amounts allocated to the air transportation element which are initially deferred include a portion that are expected to be redeemed during the following twelve months (classified as a component of Air traffic liability), and a portion that are not expected to be redeemed during the following twelve months (classified as Air traffic liability - loyalty non-current). We periodically update this analysis and adjust the split between current and non-current liabilities as appropriate.
Points earned by TrueBlue® members never expire. TrueBlue® members can pool points between small groups of people, branded as Points Pooling™. Breakage is estimated using historical redemption patterns to determine a breakage rate. Breakage rates used to estimate breakage revenue are evaluated annually. Changes to breakage estimates impact revenue recognition prospectively.
Airframe and Engine Maintenance and Repair
Regular airframe maintenance for owned and leased flight equipment is charged to expense as incurred unless covered by a third-party long-term flight hour service agreement. We have separate service agreements in place covering scheduled and unscheduled repairs of certain airframe line replacement unit components as well as the engines in our fleet. Certain of these agreements, whose original terms generally range from 10 to 15 years, require monthly payments at rates based either on the number of cycles each aircraft was operated during each month or the number of flight hours each engine was operated during each month, subject to annual escalations. These power by the hour agreements transfer certain risks, including cost risks, to the third-party service providers. They generally fix the amount we pay per flight hour or number of cycles in exchange for maintenance and repairs under a predefined maintenance program, which are representative of the time and materials that would be consumed. These costs are expensed as the related flight hours or cycles are incurred.
Advertising Costs
Advertising costs, which are included in sales and marketing, are expensed as incurred. Advertising expense was $72 million in 2018, $66 million in 2017 and $65 million in 2016.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) of the Codification, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; ASU 2018-11, Targeted Improvements; and ASU 2018-20, Narrow-Scope Improvements for Lessors. Under the new standard, a lessee will recognize liabilities on the balance sheet, initially measured at the present value of the lease payments, and right-of-use (ROU) assets representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less at the commencement date, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. The new standard also eliminates the current build-to-suit lease accounting guidance which will result in the derecognition of build-to-suit assets and liabilities that remained on the balance sheet after the end of the construction period.
The new standard is effective for us on January 1, 2019 with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose either its effective date or the beginning of the earliest comparative period presented on the financial statements as its date of initial application. An entity electing to apply the standard prospectively at its effective date would recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption and will not recast prior period results presented. We have substantially completed our assessment of the new standard and expect to adopt as of January 1, 2019 utilizing the modified retrospective transition method. We will record a cumulative adjustment to retained earnings as of January 1, 2017 for the impacts of the new standard.
For JetBlue, we believe the most significant impact of the new standard relates to the recognition of new assets and liabilities on our balance sheet for operating leases related to our aircraft, engines, airport terminal space, airport hangars, office space, and other facilities and equipment. Upon adoption, we expect to recognize additional lease assets and lease liabilities ranging from $1.0 billion to $1.4 billion. We also expect to derecognize the existing asset constructed for others and construction obligation related to our JFK T5 build-to-suit project which was $561 million and $457 million, respectively, as of January 1, 2017. The effects of changing the method of accounting for the JFK T5 facility under the new lease standard will result in approximately $24 million of previously reported interest expense to be reported as rent expense for the period ended December 31, 2017. The new standard is not expected to have a material impact on our results of operations or cash flows.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The update eliminates, adds, and modifies certain disclosure requirements for fair value measurements. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted of the entire standard or of only the provisions that eliminate or modify disclosure requirements. We are still evaluating the full impact of adopting the amendments on our consolidated financial statements.
In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) of the Codification, which supersedes existing revenue recognition guidance. Under the new standard, a company will recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We adopted the requirements of ASU 2014-09 as of January 1, 2018 utilizing the full retrospective method of transition. We recorded a $48 million cumulative adjustment to retained earnings as of January 1, 2016, the beginning of the retrospective reporting period, for the impacts of the new accounting standard. The adoption of the new standard did not have a significant impact on our earnings.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For JetBlue, the most significant impact of the new standard relates to the accounting for our TrueBlue® Loyalty Program. The new standard eliminated the incremental cost method for loyalty program accounting which we previously used. As a result, we revalued the liability for points earned on qualifying JetBlue purchases using a relative fair value approach. The application of a relative fair value approach increased our air traffic liability by $286 million, net of breakage, as of the beginning of the retrospective reporting period.
In addition, we had a liability for outstanding points that were earned in conjunction with our previous co-branded credit card agreement that had been recorded using the residual method. The new standard does not permit the use of the residual method for this contract and instead, the transaction price is now allocated to the performance obligations on a relative selling price basis. This change decreased the relative value allocated to the air transportation performance obligation and resulted in a decrease of $159 million, net of breakage, to the liability as of the beginning of the retrospective reporting period.
The standard also resulted in a change in the timing and classification of our revenue recognition for certain ancillary fees directly related to passenger tickets. As a result, we reclassified $471 million and $425 million from other revenue under the prior presentation to passenger revenue for the years ended December 31, 2017 and 2016, respectively. Refer to Note 2 to our Consolidated Financial Statements for more information.
During the first quarter of 2018, we adopted ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities of the Codification. The update made several changes, including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in earnings. For equity investments without readily determinable fair values, the standard provides an alternative which allows entities to measure these investments at cost, less any impairment, adjusted for changes from observable price changes in orderly transactions for identifiable or similar investments of the same issuer. Our wholly-owned subsidiary, JetBlue Technology Ventures, LLC, or JTV, has several equity investments in emerging companies which do not have readily determinable fair values. These investments were accounted for at cost during 2017. Under the updated standard, these investments are now accounted for using the measurement alternative. As of December 31, 2018, the carrying amount of these investments was $25 million.
During the first quarter of 2018, we adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash of the Codification. The update clarified how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. Our consolidated statement of cash flows for the years ended December 31, 2018, 2017, and 2016 reflect retrospective application.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities of the Codification. The update expands the activities that qualify for hedge accounting and simplifies the rules for reporting hedging relationships. ASU 2017-12 is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. We elected to early adopt this update prospectively as of January 1, 2018. Our adoption of this update had no impact to the Company's financial results.

Note 2— Revenue Recognition
The Company categorizes the revenues received from contracts with its Customers by revenue source as we believe it best depicts the nature, amount, timing, and uncertainty of our revenue and cash flow. The following table provides the revenues recognized by revenue source for the years ended December 31, 2018, 2017, and 2016 (in millions):

	2018	2017	2016
Passenger revenue
Passenger travel	$7,221	$6,659	$6,324
Loyalty revenue - air transportation	160	102	56
Other Revenue
Loyalty revenue	168	140	92
Other revenue	109	111	112
Total revenue	$7,658	$7,012	$6,584

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract Liabilities
Our contract liabilities primarily consist of ticket sales for which transportation has not yet been provided, unused credits available to Customers, and outstanding loyalty points available for redemption.

(in millions)	December 31, 2018	December 31, 2017
Air traffic liability - passenger travel	$892	$836
Air traffic liability - loyalty program (air transportation)	580	502
Deferred revenue	10	13
Total	$1,482	$1,351
During the years ended December 31, 2018 and 2017, we recognized passenger revenue of $825 million and $821 million respectively, that was included in passenger travel liability at the beginning of the respective periods.
The Company elected the practical expedient that allows entities to not disclose the amount of the remaining transaction price and its expected timing of recognition for passenger tickets if the contract has an original expected duration of one year or less or if certain other conditions are met. We elected to apply this practical expedient to our contract liabilities relating to passenger travel and ancillary services as our tickets or any related passenger credits expire one year from the date of issuance.
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

Balance at December 31, 2016	$417
TrueBlue® points redeemed	(102)
TrueBlue® points earned and sold	187
Balance at December 31, 2017	$502
TrueBlue® points redeemed	(160)
TrueBlue® points earned and sold	238
Balance at December 31, 2018	$580
The timing of our TrueBlue® point redemptions can vary; however, the majority of our points are redeemed within approximately three years of the date of issuance.

Note 3—Long-term Debt, Short-term Borrowings and Capital Lease Obligations
Long-term debt and capital lease obligations and the related weighted average interest rate at December 31, 2018 and 2017 consisted of the following (in millions):

	2018		2017
Secured Debt
Floating rate equipment notes, due through 2028(1)	$247	4.9%	$153	4.7%
Fixed rate enhanced equipment notes, due through 2023(2)	152	4.5%	171	4.5%
Fixed rate equipment notes, due through 2028(3)	1,131	4.7%	716	5.4%
Fixed rate specialty bonds, due through 2036(4)	43	4.9%	43	4.9%
Capital Leases(5)	107	4.7%	124	4.5%
Total debt and capital lease obligations	1,680		1,207
Less: Current maturities	(309)		(196)
Less: Debt acquisition cost	(10)		(8)
Long-term debt and capital lease obligations	$1,361		$1,003

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)Interest rates adjust quarterly or semi-annually based on LIBOR, plus a margin. In 2018, we issued $120 million in floating rate equipment notes due through 2028, which are secured by six Airbus A320 aircraft and one Airbus A321 aircraft.
(2)In March 2014, we completed a private placement of $226 million in pass-through certificates, Series 2013-1. The certificates were issued by a pass-through trust and are not obligations of JetBlue. The proceeds from the issuance of the pass-through certificates were used to purchase equipment notes issued by JetBlue and secured by 14 of our aircraft. Principal and interest are payable semi-annually.
(3)In 2018, we issued $567 million in fixed rate equipment notes due through 2028, which are secured by 14 Airbus A320 aircraft and 10 Airbus A321 aircraft.
(4)    In November 2005, the Greater Orlando Aviation Authority, or GOAA, issued special purpose airport facilities revenue bonds to JetBlue as reimbursement for certain airport facility construction and other costs. In April 2013, GOAA issued $42 million in special purpose airport facility revenue bonds to refund the bonds issued in 2005. The proceeds from the refunded bonds were loaned to us and we recorded the issuance of $43 million, net of $1 million premium, as long-term debt on our consolidated balance sheets.
(5) As of December 31, 2018 and 2017, four capital leased Airbus A320 aircraft and two capital leased Airbus A321 aircraft were included in property and equipment at a cost of $253 million with accumulated amortization of $72 million and $64 million, respectively. The future minimum lease payments under these non-cancelable leases are $23 million in 2019, $35 million in 2020, $39 million in 2021, $9 million in 2022, $9 million in 2023 and $5 million in the years thereafter. Included in the future minimum lease payments is $14 million representing interest, resulting in a present value of capital leases of $107 million with a current portion of $17 million and a long-term portion of $90 million.
As of December 31, 2018, we believe we were in material compliance with all of our covenants in relation to our debt and lease agreements.
Maturities of long-term debt and capital leases, net of debt acquisition costs, for the next five years are as follows (in millions):

Year	Maturities
2019	$306
2020	273
2021	262
2022	240
2023	223
Thereafter	366
Aircraft, engines, and other equipment and facilities having a net book value of $2.9 billion at December 31, 2018 were pledged as security under various financing arrangements. Cash payments for interest related to debt and capital lease obligations, net of capitalized interest, aggregated $59 million, $60 million and $78 million in 2018, 2017, and 2016, respectively.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and estimated fair values of our long-term debt, net of debt acquisition costs, at December 31, 2018 and 2017 were as follows (in millions):

	December 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Public Debt
Fixed rate special facility bonds, due through 2036	$42	$44	$42	$46
Non-Public Debt
Fixed rate enhanced equipment notes, due through 2023	151	153	169	178
Floating rate equipment notes, due through 2028	245	245	152	159
Fixed rate equipment notes, due through 2028	1,125	1,135	712	771
Total(1)	$1,563	$1,577	$1,075	$1,154
(1) Total excludes capital lease obligations of $107 million and $124 million at December 31, 2018 and 2017, respectively.
The estimated fair values of our publicly held long-term debt are classified as Level 2 in the fair value hierarchy. The fair values of our enhanced equipment notes and our special facility bonds were based on quoted market prices in markets with low trading volumes. The fair value of our non-public debt was estimated using a discounted cash flow analysis based on our borrowing rates for instruments with similar terms and therefore classified as Level 3 in the fair value hierarchy. The fair values of our other financial instruments approximate their carrying values. Refer to Note 14 to our Consolidated Financial Statements for an explanation of the fair value hierarchy structure.
We have financed certain aircraft with Enhanced Equipment Trust Certificates, or EETCs. One of the benefits of this structure is being able to finance several aircraft at one time, rather than individually. The structure of EETC financing is that we create pass-through trusts in order to issue pass-through certificates. The proceeds from the issuance of these certificates are then used to purchase equipment notes which are issued by us and are secured by our aircraft. These trusts meet the definition of a variable interest entity, or VIE, as defined in the Consolidations topic of the Codification, and must be considered for consolidation in our financial statements. Our assessment of our EETCs considers both quantitative and qualitative factors including the purpose for which these trusts were established and the nature of the risks in each. The main purpose of the trust structure is to enhance the credit worthiness of our debt obligation through certain bankruptcy protection provisions and liquidity facilities, and also to lower our total borrowing cost. We concluded that we are not the primary beneficiary in these trusts because our involvement in them is limited to principal and interest payments on the related notes, the trusts were not set up to pass along variability created by credit risk to us and the likelihood of our defaulting on the notes. Therefore, we have not consolidated these trusts in our financial statements.
Short-term Borrowings
We have two lines of credit which bear interest at a floating rate based upon LIBOR plus a margin range of between 1.0% and 2.0%.
Citibank Line of Credit
We have a revolving Credit and Guaranty Agreement with Citibank, N.A. as the administrative agent for up to approximately $425 million. The term of the facility runs through April 2021. Borrowings under the Credit and Guaranty Agreement bear interest at a variable rate equal to LIBOR, plus a margin. The Credit and Guaranty Agreement is secured by Slots at John F. Kennedy International Airport, LaGuardia Airport, and Reagan National Airport, as well as certain other assets. Slots are rights to take-off or land at a specific airport during a specific time period during the day and a means by which airport capacity and congestion can be managed. The Credit and Guaranty Agreement includes covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under all revolving credit facilities. In addition, the covenants restrict our ability to, among other things, dispose of certain collateral, or merge, consolidate, or sell assets. As of and for the years ended December 31, 2018 and 2017, we did not have a balance outstanding or borrowings under this line of credit.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Morgan Stanley Line of Credit
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon LIBOR, plus a margin. As of and for the years ended December 31, 2018 and 2017, we did not have a balance outstanding or borrowings under this line of credit.

Note 4—Operating Leases
We lease aircraft, all of our facilities at the airports we serve, office space, and other equipment. These leases have varying terms and conditions, with some having early termination clauses which we determine to be the lease expiration date. The length of the lease depends upon the type of asset being leased, with the latest lease expiring in 2035. Total rental expense for all of our operating leases was $331 million in 2018, $315 million in 2017 and $294 million in 2016. As of December 31, 2018, we have approximately $31 million in assets that serve as collateral for letters of credit. These letters of credit relate to a certain number of our leases and are included in restricted cash.
As of December 31, 2018, 42 of the 253 aircraft in our fleet were leased under operating leases, with lease expiration dates ranging from 2019 to 2028. None of the 42 aircraft operating leases have variable rate rent payments based on LIBOR. Leases for 40 of our aircraft can generally be renewed at rates based on fair market value at the end of the lease term for one or two years. We have purchase options for 42 of our aircraft leases at the end of their lease term. These purchase options are at fair market value and have a one-time option during the term at fixed amounts that were expected to approximate the fair market value at lease inception.
We bought out the operating leases on one Airbus A320 aircraft and one Airbus A321 aircraft for a total of approximately $65 million, three Airbus A320 aircraft for approximately $51 million, and nine two Airbus 320 aircraft for approximately $164 million, during 2018, 2017, and 2016, respectively.
Future minimum lease payments under noncancelable operating leases, including those described above, with initial or remaining terms in excess of one year at December 31, 2018, are as follows (in millions):

	Aircraft	Other	Total
2019	$54	$105	$159
2020	52	86	138
2021	46	78	124
2022	41	72	113
2023	45	64	109
Thereafter	67	379	446
Total minimum operating lease payments	$305	$784	$1,089
We have sale-leaseback arrangements with a third party lender for 40 of our operating aircraft. The sale-leasebacks occurred simultaneously with the delivery of the related aircraft to us from their manufacturers. Each sale-leaseback transaction was structured with a separate trust set up by the third party lender, the assets of which consist of the one aircraft initially transferred to it following the sale by us and the subsequent lease arrangement with us. Because of their limited capitalization and the potential need for additional financial support, these trusts are VIEs as defined in the Consolidations topic of the Codification and must be considered for consolidation in our financial statements. Our assessment of each trust considers both quantitative and qualitative factors, including whether we have the power to direct the activities and to what extent we participate in the sharing of benefits and losses of the trusts. JetBlue does not retain any equity interests in any of these trusts and our obligations to them are limited to the fixed rental payments we are required to make to them. These were approximately $257 million as of December 31, 2018 and are reflected in the future minimum lease payments in the table above. Our only interest in these entities is the purchase options to acquire the aircraft as specified above. Since there are no other arrangements, either implicit or explicit, between us and the individual trusts that would result in our absorbing additional variability from the trusts, we concluded we are not the primary beneficiary of these trusts. We account for these leases as operating leases, following the appropriate lease guidance as required by the Leases topic in the Codification.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5—JFK Terminal 5
We operate out of T5 at JFK and our occupancy is governed by various lease agreements with the PANYNJ. Under the terms of the facility lease agreement we were responsible for the construction of the 635,000 square foot 26-gate terminal, a parking garage, roadways, and an AirTrain Connector, all of which are owned by the PANYNJ and collectively referred to as the T5 Project. In 2014, we completed construction of an international arrivals facility and additional gates, T5i. T5i includes six international arrival gates comprised of three new gates and three converted gates from T5, as well as an international arrivals hall with full U.S. Customs and Border Protection services.
We executed an extension to the original T5 lease in 2013. The lease, as amended, now incorporates a total of approximately 19 acres of space for our T5 facilities and ends on the 28th anniversary of the date of beneficial occupancy of T5i. We have the option to terminate the agreement in 2033, five years prior to the end of the original scheduled lease term of October 2038. We are responsible for various payments under the leases, including ground rents which are reflected in the future minimum lease payments table in Note 4 to our Consolidated Financial Statements, and facility rents which are included below. The facility rents are based upon the number of passengers enplaned out of the terminal, subject to annual minimums.
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
Total costs incurred for the elements of the T5 Project were $637 million, of which $561 million is classified as Assets Constructed for Others and the remaining $76 million is classified as leasehold improvements in our consolidated balance sheets. Assets Constructed for Others are being amortized over the shorter of the 25 year non-cancelable lease term or their economic life. We recorded amortization expense of $22 million, $22 million, and $23 million during in 2018, 2017, and 2016, respectively. Our total expenditures relating to T5i were approximately $207 million, all of which were incurred prior to 2016 and are classified as leasehold improvements in our consolidated balance sheets.
The PANYNJ has reimbursed us for the amounts currently included in Assets Constructed for Others. These reimbursements and related interest are reflected as Construction Obligation in our consolidated balance sheets. When the facility rents are paid they are treated as a debt service on the Construction Obligation, with the portion not relating to interest reducing the principal balance. Minimum estimated facility payments including escalations associated with the facility lease are estimated to be $40 million per year in 2019 through 2023 and $416 million in total thereafter. The portion of these scheduled payments serving to reduce the principal balance of the Construction Obligation is $18 million in 2019, $19 million in 2020, $20 million in 2021, $21 million in 2022 and $22 million in 2023. Payments could exceed these amounts depending on future enplanement levels at JFK. Scheduled facility payments representative of interest totaled $23 million in 2018, $24 million in 2017, and $25 million in 2016.
Refer to Note 1 to our Consolidated Financial Statements for a discussion of the new lease accounting standard that will be adopted on January 1, 2019.

Note 6—Stockholders’ Equity
On September 10, 2015, our Board of Directors authorized a share repurchase program for up to $250 million worth of shares of common stock over a three year period beginning on January 1, 2016. On December 7, 2016, the Board approved certain changes to our share repurchase program, or the 2016 Repurchase Authorization, to increase the aggregate authorization in the value of the program to $500 million worth of shares, and extended the term of the program through December 31, 2019. The program included authorization for repurchases in open market transactions pursuant to Rules 10b-18 and/or 10b5-1 of the Securities and Exchange Act of 1934, as amended, the Exchange Act, and/or one or more accelerated stock repurchase programs through privately-negotiated accelerated stock repurchase transactions.
In 2016, we entered into two separate accelerated share repurchase, or ASR, agreements for a sum of $120 million. A total of 5.8 million shares were repurchased under these ASR agreements with an average price paid per share of $20.84.
In 2017, we entered into three separate ASR agreements for a sum of $380 million. A total of 18.7 million shares were repurchased under these ASR agreements with an average price paid per share of $20.36. The shares repurchased under the 2017 ASR agreements concluded our 2016 Repurchase Authorization.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 8, 2017, the Board of Directors approved a two year share repurchase authorization starting on January 1, 2018, of up to $750 million worth of shares. The authorization can be executed through repurchases in open market transactions pursuant to Rules 10b-18 and/or 10b5-1 of the Exchange Act, and/or one or more privately-negotiated accelerated stock repurchase transactions.
In 2018, we entered into three separate ASR agreements for a sum of $375 million. A total of 19.1 million shares were repurchased under these ASR agreement with an average price paid per share of $19.60.
The total shares purchased by JetBlue under each of the ASRs in 2018, 2017, and 2016 were based on the volume weighted average prices of JetBlue's common stock during the terms of the respective agreements.
As of December 31, 2018, we had a total of 22.4 million shares of our common stock reserved for issuance. These shares are primarily related to our equity incentive plans. Refer to Note 8 to our Consolidated Financial Statements for further details on our share-based compensation.
As of December 31, 2018, we had a total of 116.1 million shares of treasury stock, the majority of which relate to shares repurchased under our share repurchase programs and the return of borrowed shares under our share lending agreement with Morgan Stanley which was terminated in January 2016.

Note 7—Earnings Per Share
The following table shows how we computed basic and diluted earnings per common share for the years ended December 31 (dollars and share data in millions):

	2018	2017	2016
Numerator:
Net income	$188	$1,125	$727
Effect of dilutive securities:
Interest on convertible debt, net of income taxes and profit sharing	—	—	2
Net income applicable to common stockholders after assumed conversions for diluted earnings per share	$188	$1,125	$729
Denominator:
Weighted average shares outstanding for basic earnings per share	312.9	328.7	326.5
Effect of dilutive securities:
Employee stock options and restricted stock units	1.6	1.7	2.1
Convertible debt	—	—	13.6
Adjusted weighted average shares outstanding and assumed conversions for diluted earnings per share	314.5	330.4	342.2
During 2016, holders voluntarily converted approximately $86 million in principal amount of the 6.75% Series B convertible debentures. As a result, we issued 17.6 million shares of our common stock.
As discussed in Note 1 to our Consolidated Financial Statements, we adopted ASC 606, Revenue from Contracts with Customers, during the first quarter of 2018. The adoption of this standard reduced previously reported net income by approximately $22 million and $32 million for 2017 and 2016, respectively.
As discussed in Note 6 to our Consolidated Financial Statements, JetBlue entered into ASRs in 2018, 2017, and 2016 and purchased approximately 19.1 million, 18.7 million, and 5.8 million shares, respectively, for $375 million, $380 million, and $120 million, respectively. The number of shares repurchased are based on the volume weighted average prices of JetBlue's common stock during the term of the ASR agreements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Share-Based Compensation
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
Unrecognized stock-based compensation expense, which was approximately $22.6 million as of December 31, 2018, related to a total of 2.2 million unvested restricted stock units, or RSUs, performance stock units, or PSUs, and deferred stock units, or DSUs, under our 2011 Plan. We expect to recognize this stock-based compensation expense over a weighted average period of approximately one year.
The total stock-based compensation expense for the years ended December 31, 2018, 2017, and 2016 was $28 million, $29 million, and $23 million, respectively.
2011 Incentive Compensation Plan
At our Annual Shareholders Meeting held on May 26, 2011, our Shareholders approved the JetBlue Airways Corporation 2011 Incentive Compensation Plan. This replaced the Restated and Amended 2002 Stock Incentive Plan which was set to expire at the end of 2011. Upon inception, the 2011 Plan had 15.0 million shares of our common stock reserved for issuance. The 2011 Plan, by its terms, will terminate no later than May 2021. RSUs vest in annual installments over three years which can be accelerated upon the occurrence of a change in control. Under this plan, we grant RSUs to certain Crewmembers. Our policy is to grant RSUs based on the market price of the underlying common stock on the date of grant. Under this plan, we grant DSUs to members of our Board of Directors and PSUs to certain members of our executive leadership team.
The 2011 Plan was amended and restated effective January 1, 2014, to include the definition of retirement eligibility. Once a Crewmember meets the definition, they will continue to vest their shares as if they remained employed by JetBlue, regardless of their actual employment status with the Company. In accordance with the Compensation-Stock Compensation topic of the Codification, the grant’s explicit service condition is non-substantive and the grant has effectively vested at the time retirement eligibility is met.
At our Annual Shareholders Meeting held on May 21, 2015, our Shareholders approved amendments to the 2011 Plan increasing the number of shares of Company common stock that remain available for issuance under the plan by 7.5 million.
Restricted Stock Units
The following is a summary of RSU activity under the 2011 Plan for the year ended December 31, 2018 (in millions except per share data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	1.6	$20.14
Granted	1.1	20.62
Vested	(0.8)	19.71
Forfeited	(0.2)	20.51
Nonvested at end of year	1.7	$20.59
The total intrinsic value, determined as of the date of vesting, for all RSUs that vested and converted to shares of common stock during the year ended December 31, 2018, 2017 and 2016 was $16 million, $20 million and $30 million, respectively. The weighted average grant-date fair value of share awards during the years ended December 31, 2018, 2017 and 2016 was $20.62, $19.76, and $22.95, respectively.
The vesting period for DSUs under the 2011 Plan is either one or three years of service. Once vested, shares are issued six months and one day following a Director’s departure from our Board of Directors. During the years ended December 31, 2018, 2017, and 2016, we granted a nominal amount of DSUs, almost all of which remain outstanding at December 31, 2018. In 2018, 2017, and 2016, we granted a nominal amount of PSUs to members of our executive leadership team, payment of which are based upon achievements of certain performance criteria.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Crewmember Stock Purchase Plan
In May 2011, our Shareholders approved the 2011 Crewmember Stock Purchase Plan, or the CSPP. At inception, the CSPP had 8 million shares of our common stock reserved for issuance. The CSPP, by its terms, will terminate no later than the last business day of April 2021.
At our Annual Shareholders Meeting held on May 21, 2015, our Shareholders approved amendments to the CSPP increasing the number of shares of Company common stock that remain available for issuance under the plan by 15 million.
The CSPP has a series of six month offering periods, with a new offering period beginning on the first business day of May and November each year. Crewmembers can enroll in CSPP nearly year-round, with the exception of specific blackout dates. Crewmembers may contribute up to 10% of their pay towards the purchase of common stock via payroll deductions. Purchase dates occur on the last business day of April and October each year. The purchase price is the stock price on the purchase date, less a 15% discount. The compensation cost relating to the discount is recognized over the offering period. The total expense recognized relating to the CSPP for the years ended December 31, 2018, 2017, and 2016 was approximately $9 million, $8 million and $6 million, respectively. Under this plan, Crewmembers purchased 3.2 million, 2.5 million, and 2.2 million new shares for the years ended December 31, 2018, 2017, and 2016, respectively, at weighted average prices of $15.21, $17.46, and $15.88 per share, respectively.
Under the CSPP, should we be acquired by merger or sale of substantially all of our assets or sale of more than 50% of our outstanding voting securities, all outstanding purchase rights will automatically be exercised immediately prior to the effective date of the acquisition at a price equal to 85% of the fair market value per share immediately prior to the acquisition.
Taxation
The Compensation-Stock Compensation topic of the Codification requires deferred taxes be recognized on temporary differences that arise with respect to stock-based compensation attributable to nonqualified stock options and awards. However, no tax benefit is recognized for stock-based compensation attributable to incentive stock options, or ISO, or CSPP shares until there is a disqualifying disposition, if any, for income tax purposes. A portion of our historical stock-based compensation was attributable to CSPP shares; therefore, our effective tax rate was subject to fluctuation.

Note 9—Income Taxes
Our income tax (benefit) expense consisted of the following for the years ended December 31 (in millions):

	2018	2017	2016
Deferred:
Federal	$82	$(344)	$227
State	7	24	24
Foreign	1	23	—
Deferred income tax (benefit) expense	90	(297)	251
Current:
Federal	(60)	93	129
State	(5)	18	26
Foreign	6	(25)	31
Current income tax (benefit) expense	(59)	86	186
Total income tax (benefit) expense	$31	$(211)	$437
The Tax Cuts and Jobs Act, or The Act, was enacted on December 22, 2017. The Act made significant changes to the federal tax code, including a reduction in the federal corporate statutory tax rate from 35% to 21%. At December 31, 2017, the Company was able to make a reasonable estimate of the tax effects of enactment of The Act as written, on the existing deferred tax balances. As a result of these estimates, the Company recognized a provisional benefit in the amount of $551 million. During 2018, the Company continued to refine the calculations as we gained a more thorough understanding of the Act, including those related to the deductibility of purchased assets, state tax treatment, deferred revenue, as well as changes in interpretations of The Act and additional regulatory guidance that was issued. The calculations of measurement period adjustments of $28 million were completed by December 22, 2018. We also adopted the requirements of ASU 2014-09 as of

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 1, 2018 utilizing the full retrospective method of transition, which recast amounts previously reported for 2017 and 2016.
The effective tax rate on income before income taxes differed from the federal income tax statutory rate for the years ended December 31 for the following reasons (in millions):

	2018	2017	2016
Income tax expense at statutory rate	$46	$319	$407
State income tax, net of federal benefit	8	27	32
Adjustment of net deferred tax liability from enacted tax rate change	(28)	(551)	—
Nondeductible expenses	7	4	4
Foreign rate differential	(2)	(7)	(1)
Other, net	—	(3)	(5)
Total income tax (benefit) expense	$31	$(211)	$437
Cash payments for income taxes were $11 million in 2018, $139 million in 2017, and $173 million in 2016.
The components of our deferred tax assets and liabilities as of December 31 are as follows (in millions):

	2018	2017
Deferred tax assets:
Deferred revenue/gains	$106	$129
Employee benefits	35	32
Foreign tax credit	32	23
Net operating loss carryforward	28	—
Terminal 5 lease	28	45
Rent expense	20	22
Other	11	7
Total deferred tax assets	260	258
Valuation allowance	(21)	(1)
Deferred tax assets, net	239	257
Deferred tax liabilities:
Accelerated depreciation	(1,327)	(1,256)
Total deferred tax liabilities	(1,327)	(1,256)
Net deferred tax liability	$(1,088)	$(999)
We have a U.S. federal net operating loss (“NOL”) carryforward of $42 million that does not expire and foreign NOL carryforwards of $56 million that begin to expire in 2019. We also have a U.S. foreign tax credit carryforward of $9 million which expires in 2028.
In evaluating the realizability of the deferred tax assets, we assess whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. We consider, among other things, the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which the related temporary differences will become deductible. At December 31, 2018, we provided a $21 million valuation allowance to reduce the deferred tax assets to an amount that we consider is more likely than not to be realized. The $20 million net change in our valuation allowance during 2018 relates to foreign NOL carryforwards.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2018	2017	2016
Unrecognized tax benefits at January 1,	$31	$26	$21
Increases for tax positions taken during a prior period	—	2	10
Increases for tax positions taken during the period	5	6	5
Decreases for tax positions taken during a prior period	(3)	(3)	(4)
Decreases for settlement with tax authorities during the period	—	—	(6)
Unrecognized tax benefits December 31,	$33	$31	$26
Interest and penalties accrued on unrecognized tax benefits were not significant. If recognized, $16 million of the unrecognized tax benefits as of December 31, 2018 would impact our effective tax rate. We do not expect any significant change in the amount of the unrecognized tax benefits within the next twelve months. As a result of net operating losses and statute of limitations in our major tax jurisdictions, years 2004 through 2017 remain subject to examination by the relevant tax authorities.

Note 10—Crewmember Retirement Plan
We sponsor a retirement savings 401(k) defined contribution plan, or the Plan, covering all of our Crewmembers where we match 100% of our Crewmember contributions up to 5% of their eligible wages. The matching contributions vest over three years and are measured from a Crewmember’s hire date. Crewmembers are immediately vested in their voluntary contributions.
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
Effective August 1, 2018, pilots receive a non-elective Company contribution of 15% of eligible pilot compensation per the terms of the finalized collective bargaining agreement, in lieu of the above 401(k) Company matching contribution, Retirement Plus, and Retirement Advantage contributions. Refer to Note 11 to our Consolidated Financial Statements for additional information. The Company's non-elective contribution of 15% of eligible pilot compensation vests after three years of service.
For years of service prior to 2017, our non-management Crewmembers were also eligible to receive profit sharing, calculated as 15% of adjusted pre-tax income before profit sharing and special items with the result reduced by Retirement Plus contributions. Beginning with 2017, our non-management Crewmembers are eligible to receive profit sharing, calculated as 10% of adjusted pre-tax income before profit sharing and special items up to a pre-tax margin of 18% with the result reduced by Retirement Plus contributions and the equivalent of Retirement Plus contributions for pilots. If JetBlue's resulting pre-tax margin exceeds 18%, non-management Crewmembers would be eligible to receive 20% profit sharing on amounts above an 18% pre-tax margin.
Total 401(k) company match, Retirement Plus, Retirement Advantage, pilot retirement contribution, and profit sharing expensed for the years ended December 31, 2018, 2017, and 2016 were $172 million, $182 million, and $290 million, respectively.

Note 11—Commitments
Flight Equipment Commitments
As of December 31, 2018, our firm aircraft orders consisted of 85 Airbus A321 new engine option (A321neo) aircraft, and 60 Airbus A220 aircraft, all scheduled for delivery through 2025. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $1.2 billion in 2019, $1.3 billion in 2020, $1.4 billion in 2021, $1.3 billion in 2022, $1.6 billion in 2023 and $1.6 billion thereafter. We are scheduled to receive 13 new Airbus A321neo aircraft in 2019, and depending on market conditions, we anticipate paying cash for some portion of our 2019 deliveries.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount of committed expenditures stated above represents the current delivery schedule set forth in our Airbus order book as of December 31, 2018. In October 2018, we received notice from Airbus of anticipated delivery delays of the A321neo aircraft. We expect a delivery of a minimum of six Airbus A321neo aircraft in 2019 as a result of the delays.
In July 2018, we announced an order for 60 Airbus A220-300 aircraft, previously called the Bombardier CS300, for expected deliveries beginning in 2020 through 2025, with the option for 60 additional aircraft though 2028. In conjunction with the new order, we also reshaped our Airbus order book by converting our order of 25 A320neo aircraft to A321neo and adjusting the timing of future deliveries. We have the option to take certain A321neo deliveries with the long range configuration, the A321-LR.
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
As of December 31, 2018, we had approximately $28 million pledged related to our workers' compensation insurance policies and other business partner agreements, which will expire according to the terms of the related policies or agreements.
In April 2014, the Air Line Pilots Association, or ALPA, was certified by the National Mediation Board, or NMB, as the representative body for JetBlue pilots after winning a representation election. We reached a final agreement for our first collective bargaining agreement which was ratified by the pilots in July 2018. The agreement is a four-year, renewable contract effective August 1, 2018 which included compensation, benefits, work rules, and other policies. During the third quarter of 2018, we recorded a one-time ratification bonus totaling $50 million to be allocated amongst the pilots as determined by ALPA. Refer to Note 18 to our Consolidated Financial Statements for additional information.
In April 2018, JetBlue inflight Crewmembers elected to be solely represented by the Transport Workers Union of America, or TWU. The NMB certified the TWU as the representative body for JetBlue inflight Crewmembers and we are working with the TWU to reach a collective bargaining agreement.
Except as noted above, our Crewmembers do not have third party representation.
We enter into individual employment agreements with each of our non-unionized FAA-licensed Crewmembers which include dispatchers, technicians, and inspectors as well as air traffic controllers. Each employment agreement is for a term of five years and automatically renews for an additional five years unless either the Crewmember or we elect not to renew it by giving at least 90 days' notice before the end of the relevant term. Pursuant to these agreements, these Crewmembers can only be terminated for cause. In the event of a downturn in our business that would require a reduction in work hours, we are obligated to pay these Crewmembers a guaranteed level of income and to continue their benefits if they do not obtain other aviation employment.

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
We are a party to many routine contracts under which we indemnify third parties for various risks. These indemnities consist of the following:
All of our bank loans, including our aircraft mortgages obligate us to reimburse the bank for any increased costs arising from regulatory changes, including changes in reserve requirements and bank capital requirements; these obligations are standard terms present in loans of this type. These indemnities would increase the interest rate on our debt if they were to be triggered. In all cases, we have the option to repay the loan and avoid the increased costs. These terms match the length of the related loan up to 15 years.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under both aircraft leases with foreign lessors and aircraft mortgages with foreign lenders, we have agreed to customary indemnities concerning withholding tax law changes. Under these contracts we are responsible, should withholding taxes be imposed, for paying such amount of additional rent or interest as is necessary to ensure that the lessor or lender still receives, after taxes, the rent stipulated in the lease or the interest stipulated under the loan. The term of these indemnities matches the length of the related lease or loan up to 20 years.
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
Under a certain number of our operating lease agreements we are required to restore certain property or equipment to its original form upon expiration of the related agreement. We have recorded the estimated fair value of these retirement obligations of approximately $7 million as of December 31, 2018. This liability may increase over time.

Legal Matters
Occasionally we are involved in various claims, lawsuits, regulatory examinations, investigations, and other legal matters involving suppliers, Crewmembers, Customers, and governmental agencies, arising, for the most part, in the ordinary course of business. The outcome of litigation and other legal matters is always uncertain. The Company believes it has valid defenses to the legal matters currently pending against it, is defending itself vigorously and has recorded accruals determined in accordance with U.S. GAAP, where appropriate. In making a determination regarding accruals, using available information, we evaluate the likelihood of an unfavorable outcome in legal or regulatory proceedings to which we are a party to and record a loss contingency when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. These subjective determinations are based on the status of such legal or regulatory proceedings, the merits of our defenses, and consultation with legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from our current estimates. It is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to our consolidated results of operations, liquidity or financial condition.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Ineffectiveness occurs, in certain circumstances, when the change in the total fair value of the derivative instrument differs from the change in the value of our expected future cash outlays for the purchase of aircraft fuel. As discussed in Note 1 to our Consolidated Financial Statements, we early adopted ASU 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities as of January 1, 2018. This update eliminated the requirement for companies to separately measure and record ineffectiveness after initial qualification. If a hedge does not qualify for hedge accounting, the periodic changes in its fair value are recognized in interest income and other. When aircraft fuel is consumed and the related derivative contract settles, any gain or loss previously recorded in other comprehensive income is recognized in aircraft fuel expense. All cash flows related to our fuel hedging derivatives are classified as operating cash flows.
Our current approach to fuel hedging is to enter into hedges on a discretionary basis without a specific target of hedge percentage needs. We view our hedge portfolio as a form of insurance to help mitigate the impact of price volatility and protect us against severe spikes in oil prices, when possible.
The following table illustrates the approximate hedge percentages of our projected 2019 fuel usage by quarter as of December 31, 2018, related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

	Jet fuel call option agreements	Jet fuel call option spread agreements	Total
First Quarter 2019	7%	—%	7%
Second Quarter 2019	7%	—%	7%
Third Quarter 2019	—%	—%	—%
Fourth Quarter 2019	—%	—%	—%

Interest rate swaps
The final interest payment relating to our interest rate swaps took place in August 2016. As such, we did not have any notional debt outstanding related to these swaps as of December 31, 2018 and December 31, 2017. These interest rate hedges effectively swapped floating rate debt for fixed rate debt. They took advantage of lower borrowing rates in existence at the time of the hedge transaction as compared to the date our original debt instruments were executed. The notional amount decreased over time to match scheduled repayments of the related debt.
All of our interest rate swap contracts qualified as cash flow hedges in accordance with the Derivatives and Hedging topic of the Codification. Since all of the critical terms of our swap agreements matched the debt to which they pertain, there was no ineffectiveness relating to these interest rate swaps for the year ended December 31, 2016, and all related unrealized losses were deferred in accumulated other comprehensive income. We recognized approximately a $1 million gain in interest expense for the year ended December 31, 2016.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions).

	As of December 31,
	2018	2017
Fuel derivatives
Asset fair value recorded in prepaid expenses and other(1)	$—	$—
Longest remaining term (months)	6	—
Hedged volume (barrels, in thousands)	756	—
Estimated amount of existing (gains) losses expected to be reclassified into earnings in the next 12 months	$4	$—

	2018	2017	2016
Fuel derivatives
Hedge effectiveness (gains) losses recognized in aircraft fuel expense	$2	$(15)	$(9)
Hedge (gains) losses on derivatives recognized in comprehensive income	$6	$6	$(34)
Percentage of actual consumption economically hedged	4%	10%	12%

(1)	Gross asset of each contract prior to consideration of offsetting positions with each counterparty and prior to impact of collateral paid.
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
There were no offsetting derivative instruments as of December 31, 2018 and 2017.

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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy (in millions):

	As of December 31, 2018
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents	$198	$—	$—	$198
Available-for-sale investment securities	39	197	—	236
Aircraft fuel derivatives	—	—	—	—

	As of December 31, 2017
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents	$173	$—	$—	$173
Available-for-sale investment securities	—	136	—	136

The carrying values of all other financial instruments approximated their fair values at December 31, 2018 and 2017. Refer to Note 3 to our Consolidated Financial Statements for fair value information related to our outstanding debt obligations as of December 31, 2018 and 2017.
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
Available-for-sale investment securities
Included in our available-for-sale investment securities are U.S. treasury bills, time deposits, commercial paper and debt securities. The U.S. treasury bills are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy. The fair values of remaining instruments are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. We did not record any material gains or losses on these securities during the year ended December 31, 2018 or 2017.
Aircraft fuel derivatives
Our aircraft fuel derivatives include call option spreads and call options which are not traded on public exchanges. Their fair values are determined using a market approach based on inputs that are readily available from public markets for commodities and energy trading activities; therefore, they are classified as Level 2 inputs. The data inputs are combined into quantitative models and processes to generate forward curves and volatilities related to the specific terms of the underlying hedge contracts. The fair value of our outstanding aircraft fuel derivatives was immaterial as of December 31, 2018. There were no aircraft fuel derivatives outstanding as of December 31, 2017.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives and interest rate swap agreements, which qualify for hedge accounting. A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the years ended December 31, 2018, 2017, and 2016 is as follows (in millions):

	Aircraft Fuel Derivatives(1)	Interest Rate Swaps(2)	Total
Balance of accumulated income (losses), at December 31, 2015	$(4)	$1	$(3)
Reclassifications into earnings, net of tax benefit of $4	(5)	(1)	(6)
Change in fair value, net of tax (expense) of $(12)	22	—	22
Balance of accumulated income, at December 31, 2016	13	—	13
Reclassifications into earnings, net of tax benefit of $6	(9)	—	(9)
Change in fair value, net of tax benefit of $2	(4)	—	(4)
Balance of accumulated income, at December 31, 2017	—	—	—
Reclassifications into earnings, net of tax benefit of $0	1	—	1
Change in fair value, net of tax benefit of $2	(4)	—	(4)
Balance of accumulated (losses), at December 31, 2018	$(3)	$—	$(3)

(1)	Reclassified to aircraft fuel expense

(2)	Reclassified to interest expense

Note 16—Geographic Information
Under the Segment Reporting topic of the Codification, disclosures are required for operating segments that are regularly reviewed by chief operating decision makers. Air transportation services accounted for substantially all of the Company’s operations in 2018, 2017 and 2016.
Operating revenues are allocated to geographic regions, as defined by the Department of Transportation, or DOT, based upon the origination and destination of each flight segment. As of December 31 2018, we served 33 locations in the Caribbean and Latin American region, or Latin America as defined by the DOT. However, our management includes our three destinations in Puerto Rico and two destinations in the U.S. Virgin Islands in our Caribbean and Latin America allocation of revenues. Therefore, we have reflected these locations within the Caribbean and Latin America region in the table below. Operating revenues by geographic regions for the years ended December 31 are summarized below (in millions):

	2018	2017	2016
Domestic	$5,386	$4,999	$4,717
Caribbean & Latin America	2,272	2,013	1,867
Total	$7,658	$7,012	$6,584

Our tangible assets primarily consist of our fleet of aircraft, which is deployed system wide, with no individual aircraft dedicated to any specific route or region; therefore our assets do not require any allocation to a geographic area.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17—Quarterly Financial Data (Unaudited)
Quarterly results of operations for the years ended December 31, 2018 and 2017 are summarized below (in millions, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Operating revenues	$1,754	$1,928	$2,008	$1,968
Operating income(1)(2)(3)	128	(144)	83	221
Net income(1)(2)(3)(4)	88	(120)	50	169
Basic earnings per share	$0.28	$(0.38)	$0.16	$0.55
Diluted earnings per share(1)(2)(3)(4)	$0.27	$(0.38)	$0.16	$0.55
2017
Operating revenues	$1,600	$1,836	$1,818	$1,758
Operating income	142	347	314	190
Net income(5)	82	207	181	654
Basic earnings per share	$0.25	$0.63	$0.56	$2.04
Diluted earnings per share(5)	$0.24	$0.62	$0.55	$2.03
(1) During the second quarter of 2018, we recorded $319 million or $(0.76) per diluted share of special items related to the Embraer E190 fleet transition. See Note 18 to our Consolidated Financial Statements for details.
(2) During the third quarter of 2018, we recorded $112 million or $(0.27) per diluted share of special items related to the Embraer E190 fleet transition and the ratification of our pilots' collective bargaining agreement. See Note 18 to our Consolidated Financial Statements for details.
(3) During the fourth quarter of 2018, we recorded $4 million or $(0.01) per diluted shares of special items related to the Embraer E190 fleet transition and the implementation of our pilots' collective bargaining agreement. See Note 18 to our Consolidated Financial Statements for details.
(4) During the fourth quarter of 2018, we recorded a one-time tax benefit of $17 million or $0.06 per diluted share related to the enactment of the Tax Cuts and Jobs Act.
(5) During the fourth quarter of 2017, we recorded a one-time tax benefit of $551 million or $1.71 per diluted share related to the enactment of the Tax Cuts and Jobs Act.
The sum of the quarterly results may not equal the annual amount reported due to immaterial rounding differences.
The sum of the quarterly earnings per share amounts does not equal the annual amount reported since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average common shares outstanding and other dilutive potential common shares.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18—Special Items
The following is a listing of special items presented on our consolidated statements of operations:

	Year Ended December 31,
Special Items	2018	2017	2016
Embraer E190 fleet transition costs(1)	$362	$—	$—
Union contract costs(2)	73	—	—
Total	$435	$—	$—
(1) Embraer E190 fleet transition costs include a $319 million impairment charge of flight equipment and other property and equipment related to our June 2018 fleet review. The impairment was triggered by our decision to exit the Embraer E190 fleet and order 60 Airbus A220-300 aircraft, formerly known as the Bombardier CS300, for expected deliveries beginning in 2020 through 2025, with the option for 60 additional aircraft through 2028. We expect to transition owned Embraer E190 aircraft starting in 2020, and we expect the transition to be completed by 2025. We believe this decision will provide financial and network advantages over the current Embraer E190 aircraft. We assessed our Embraer E190 asset group by comparing projected undiscounted cash flows over the remaining time period we expect to utilize the aircraft to the book value of the asset group and determined the book value was in excess of the cash flows. We estimated the fair value of our Embraer E190 asset group using third party valuations and considering specific circumstances of our fleet such as aircraft age, maintenance requirements and condition and therefore classified as Level 3 in the fair value hierarchy. We reassessed our Embraer E190 assets and adjusted the depreciable lives and salvage value to align with our expected transition dates. Also included in Embraer E190 fleet transition costs are certain contract termination costs associated with the transition. Recorded amounts represent our best estimate of these costs and are based upon current facts and assumptions; actual amounts may be materially different. Additional expenses may be recorded in future periods as we continue to work through the transition of the Embraer E190 fleet.
(2) Union contract costs include the one-time $50 million ratification bonus and other negotiated contractual provisions` related to our pilots' collective bargaining agreement.

ITEM 9.    CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2018.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.

Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2018. Ernst & Young LLP has issued their report which is included elsewhere herein.
Changes in Internal Control Over Financial Reporting
Except as discussed below, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the year ended December 31, 2018, we implemented changes to our processes in response to the adoption of ASC 606 Revenue from Contracts with Customers that became effective January 1, 2018. This resulted in a material change to our process for accounting for and reporting of our loyalty program and air traffic liability. The operating effectiveness of the controls related to these changes has been evaluated as part of our annual assessment of the effectiveness of internal controls over financial reporting.

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
Robin Hayes, age 52, is our Chief Executive Officer. He was promoted to Chief Executive Officer on February 16, 2015 and served as our President from January 2014 to May 2018. He joined JetBlue, as its Chief Commercial Officer in 2008, after nineteen years at British Airways. In his last role at British Airways, Mr. Hayes served as Executive Vice President for The Americas and before that he served in a number of operational and commercial positions in the UK and Germany.
Joanna Geraghty, age 46, is our President and Chief Operating Office. She was appointed to the position in May 2018. Ms. Geraghty joined JetBlue in 2005 and was recently Executive Vice President Customer Experience. She served as Executive Vice President Chief People Officer from 2010 to 2014 and was previously the airline's Vice President and Associate General Counsel and Director of Litigation and Regulatory Affairs.
Steve Priest, age 48, is our Chief Financial Officer, a position he has held since February 2017. Mr. Priest joined JetBlue in August 2015 as our Vice President Structural Programs. Prior to JetBlue, he worked at British Airways from 1996 to 2015 where he served as Senior Vice President of the carrier’s North Atlantic joint business with American Airlines, Iberia, and Finnair, as well as several other leadership roles.
Brandon Nelson, age 44, is our General Counsel and Corporate Secretary. He was appointed to the position in November 2018. Mr. Nelson joined JetBlue in 2005 and previously served as Director, Corporate Counsel and Assistant Secretary before being promoted in 2009 to Vice President, Associate General Counsel. He has served as General Counsel on an acting basis since July 2018. Prior to JetBlue, Mr. Nelson practiced corporate and business litigation law at firms in California and New York, including Shearman & Sterling LLP.
Marty St. George, age 55, is our Chief Commercial Officer, a position he has held since February 2015 and is responsible for airline and network planning, marketing, sales and revenue. Prior to this appointment, Mr. St. George served as our Senior Vice President - Commercial. Mr. St. George joined JetBlue in July 2006 and has held several roles including Senior Vice President - Marketing and Commercial Strategy and Vice President - Planning. Prior to JetBlue, Mr. St. George held marketing and network planning roles at United Airlines and US Airways.
Eash Sundaram, age 47, is our Chief Digital & Technology Officer, a position he has held since March 2012. Prior to joining JetBlue, Mr. Sundaram served as the Chief Information Officer at Pall Corporation.
Alexander Chatkewitz, age 54, is our Vice President and Chief Accounting Officer, a position he has held since December 2014. Prior to joining JetBlue, Mr. Chatkewitz worked at Philip Morris International, where he served as Vice President & Controller - Financial Reporting & Accounting Research since 2008. Prior to Phillip Morris, he served for a decade as Altria Group’s Vice President Assistant Controller - Financial Reporting & Consolidations. Mr. Chatkewitz also held positions at Marsh & McLennan Companies as well as the audit practice of Deloitte & Touche.
The other information required by this Item will be included in and is incorporated herein by reference from our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our 2018 fiscal year, or our 2019 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item will be included in and is incorporated herein by reference from our 2019 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The table below provides information relating to our equity compensation plans, including individual compensation arrangements, under which our common stock is authorized for issuance as of December 31, 2018, as adjusted for stock splits:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	2,575,842	$18.88	19,779,124
Equity compensation plans not approved by security holders	—	—	—
Total	2,575,842	$18.88	19,779,124
Refer to Note 8 to our Consolidated Financial Statements for further information regarding the material features of the above plans.
Other information required by this Item will be included in and is incorporated herein by reference from our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in and is incorporated herein by reference from our 2019 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in and is incorporated herein by reference from our 2019 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial statements:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2018 and December 31, 2017
Consolidated Statements of Operations — For the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income — For the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows — For the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Stockholders’ Equity — For the years ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements
2.	Financial Statement Schedules:
	Schedule II — Valuation of Qualifying Accounts and Reserves	S-1
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

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	February 20, 2019	By:	/s/ Alexander Chatkewitz
Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brandon Nelson his or her attorney-in-fact with power of substitution for him or her in any and all capacities, to sign any amendments, supplements or other documents relating to this Annual Report on Form 10-K which he or she deems necessary or appropriate, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that such attorney-in-fact or their substitute may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated (and, as indicated with an asterisk, representing at least a majority of the members of the Board of Directors).

Signature	Capacity	Date

/S/ ROBIN HAYES	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2019
Robin Hayes

/S/ STEVE PRIEST	Chief Financial Officer (Principal Financial Officer)	February 20, 2019
Steve Priest

/S/ ALEXANDER CHATKEWITZ	Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2019
Alexander Chatkewitz

/S/ B. BEN BALDANZA	Director	February 20, 2019
B. Ben Baldanza *

/S/ PETER BONEPARTH	Director	February 20, 2019
Peter Boneparth *

/S/ VIRGINIA GAMBALE	Director	February 20, 2019
Virginia Gambale *

/S/ STEPHAN GEMKOW	Director	February 20, 2019
Stephan Gemkow *

/S/ ELLEN JEWETT	Director	February 20, 2019
Ellen Jewett *

/S/ SARAH ROBB O'HAGAN	Director	February 20, 2019
Sarah Robb O'Hagan *

/S/ JOEL PETERSON	Director	February 20, 2019
Joel Peterson *

/S/ FRANK SICA	Director	February 20, 2019
Frank Sica *

/S/ THOMAS WINKELMANN	Director	February 20, 2019
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

10.3(ag)
Amendment No. 4 to the V2500 General Terms of Sale between IAE International Aero Engines and New Air Corporation, dated March 20, 2018—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

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

10.33(i)**
Amendment No. 8 to Airbus A320 Family Purchase Agreement, dated as of December 19, 2017, between Airbus S.A.S. and JetBlue Airways Corporation-incorporated by reference to Exhibit 10.33(i) to our Annual Report on Form 10-K for the year ended December 31, 2017.

10.33(j)**
Amendment No. 9 to Airbus A320 Family Purchase Agreement, dated as of March 30, 2018, between Airbus S.A.S. and JetBlue Airways Corporation-incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

10.33(k)**
Amendment No. 10 to Airbus A320 Family Purchase Agreement, dated as of July 7, 2018, between Airbus S.A.S. and JetBlue Airways Corporation-incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

10.33(l)***	Amendment No. 11 to Airbus A320 Family Purchase Agreement, dated as of July 7, 2018, between Airbus S.A.S. and JetBlue Airways Corporation.

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

10.44*	Separation Agreement dated May 17, 2018 by and between James Hnat and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 18, 2018.

10.45**
Amended and Restated PW100G-JM Engine Purchase and Support Agreement by and between International Aero Engines, LLC and JetBlue Airways Corporation, dated as of March 30, 2018—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

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

Financial Statement Schedule
JETBLUE AIRWAYS CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at beginning of period	Additions Charged to Costs and Expenses	Deductions		Balance at end of period
Year Ended December 31, 2018
Valuation allowance for deferred tax assets	$1	$20	$—		$21
Allowance for obsolete inventory parts	14	4	—	(1)	18
Allowance for doubtful accounts	1	2	2	(2)	1
Total	16	26	2		40
Year Ended December 31, 2017
Valuation allowance for deferred tax assets	$—	$1	$—		$1
Allowance for obsolete inventory parts	12	2	—	(1)	14
Allowance for doubtful accounts	5	—	4	(2)	1
Total	17	3	4		16
Year Ended December 31, 2016
Valuation allowance for deferred tax assets	$—	$—	$—		$—
Allowance for obsolete inventory parts	10	2	—	(1)	12
Allowance for doubtful accounts	6	—	1	(2)	5
Total	16	2	1		17

(1)	Inventory scrapped.

(2)	Uncollectible accounts written off, net of recoveries.

S-1