Form 10-Q
period 2019-03-31
JETBLUE AIRWAYS CORP
filed 2019-04-26
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐           No ☑
As of March 31, 2019, there were 300,946,805 shares outstanding of the registrant’s common stock, par value $.01.

JETBLUE AIRWAYS CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share data)

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$464	$474
Investment securities	412	413
Receivables, less allowance (2019-$2; 2018-$1)	338	211
Inventories, less allowance (2019-$19; 2018-$18)	86	78
Prepaid expenses and other	221	212
Total current assets	1,521	1,388
PROPERTY AND EQUIPMENT
Flight equipment	9,607	9,525
Predelivery deposits for flight equipment	349	293
Total flight equipment and predelivery deposits, gross	9,956	9,818
Less accumulated depreciation	2,528	2,448
Total flight equipment and predelivery deposits, net	7,428	7,370
Other property and equipment	1,080	1,074
Less accumulated depreciation	476	461
Total other property and equipment, net	604	613
Total property and equipment	8,032	7,983
OPERATING LEASE ASSETS	1,028	1,056
OTHER ASSETS
Investment securities	3	3
Restricted cash	57	59
Other	474	470
Total other assets	534	532
TOTAL ASSETS	$11,115	$10,959

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share data)

	March 31, 2019	December 31, 2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$482	$437
Air traffic liability	1,279	1,035
Accrued salaries, wages and benefits	320	313
Other accrued liabilities	367	298
Current operating lease liabilities	135	133
Current maturities of long-term debt and finance leases	268	309
Total current liabilities	2,851	2,525
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS	1,271	1,361
LONG-TERM OPERATING LEASE LIABILITIES	773	798
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	1,123	1,112
Air traffic liability - loyalty non-current	458	447
Other	32	31
Total deferred taxes and other liabilities	1,613	1,590
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 423 and 422 shares issued and 301 and 306 shares outstanding at March 31, 2019 and December 31, 2018, respectively	4	4
Treasury stock, at cost; 122 and 116 shares at March 31, 2019 and December 31, 2018, respectively	(1,377)	(1,272)
Additional paid-in capital	2,186	2,203
Retained earnings	3,795	3,753
Accumulated other comprehensive income (loss)	(1)	(3)
Total stockholders’ equity	4,607	4,685
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,115	$10,959

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended March 31,
	2019	2018
OPERATING REVENUES
Passenger	$1,802	$1,692
Other	69	62
Total operating revenues	1,871	1,754
OPERATING EXPENSES
Aircraft fuel and related taxes	437	417
Salaries, wages and benefits	575	499
Landing fees and other rents	115	109
Depreciation and amortization	124	111
Aircraft rent	25	25
Sales and marketing	66	67
Maintenance materials and repairs	155	142
Other operating expenses	286	259
Special items	12	—
Total operating expenses	1,795	1,629
OPERATING INCOME	76	125
OTHER INCOME (EXPENSE)
Interest expense	(20)	(16)
Capitalized interest	3	2
Interest income and other	(1)	2
Total other income (expense)	(18)	(12)
INCOME BEFORE INCOME TAXES	58	113
Income tax expense	16	23
NET INCOME	$42	$90

EARNINGS PER COMMON SHARE:
Basic	$0.14	$0.28
Diluted	$0.14	$0.28

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended March 31,
	2019	2018
NET INCOME	$42	$90
Changes in fair value of derivative instruments, net of reclassifications into earnings (net of tax benefit/(expense) of $0 in 2019 and 2018)	2	—
Total other comprehensive income	2	—
COMPREHENSIVE INCOME	$44	$90

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42	$90
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	11	15
Depreciation	113	101
Amortization	11	10
Stock-based compensation	9	7
Changes in certain operating assets and liabilities	227	264
Other, net	7	3
Net cash provided by operating activities	420	490
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(101)	(184)
Predelivery deposits for flight equipment	(63)	(19)
Purchase of held-to-maturity investments	(135)	(50)
Proceeds from the maturities of held-to-maturity investments	180	111
Purchase of available-for-sale securities	(317)	(80)
Proceeds from the sale of available-for-sale securities	270	141
Other, net	(3)	(8)
Net cash used in investing activities	(169)	(89)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt and finance lease obligations	(133)	(58)
Acquisition of treasury stock	(130)	(131)
Net cash used in financing activities	(263)	(189)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(12)	212
Cash, cash equivalents and restricted cash at beginning of period	533	359
Cash, cash equivalents and restricted cash at end of period(1)	$521	$571

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest (net of amount capitalized)	$21	$18
Cash payments for income taxes	—	7

(1) Reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets:

	March 31, 2019	March 31, 2018
Cash and cash equivalents	$464	$511
Restricted cash	57	60
Total cash, cash equivalents and restricted cash	$521	$571

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in millions)

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018(1)	422	$4	116	$(1,272)	$2,203	$3,753	$(3)	$4,685
Net income	—	—	—	—	—	42	—	42
Other comprehensive income	—	—	—	—	—	—	2	2
Vesting of restricted stock units	1	—	—	(5)	—	—	—	(5)
Stock compensation expense	—	—	—	—	8	—	—	8
Shares repurchased	—	—	6	(100)	(25)	—	—	(125)
Balance at March 31, 2019	423	$4	122	$(1,377)	$2,186	$3,795	$(1)	$4,607

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2017(1)	418	$4	97	$(890)	$2,127	$3,564	$—	$4,805
Net income	—	—	—	—	—	90	—	90
Other comprehensive income (loss)	—	—	—	—	—	—	—	—
Vesting of restricted stock units	1	—	—	(6)	—	—	—	(6)
Stock compensation expense	—	—	—	—	7	—	—	7
Shares repurchased	—	—	6	(125)	—	—	—	(125)
Balance at March 31, 2018	419	$4	103	$(1,021)	$2,134	$3,654	$—	$4,771

(1) Recast to reflect the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842) of the Codification. Refer to Note 1 to our consolidated financial statements for more information.

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1—Summary of Significant Accounting Policies
Basis of Presentation
JetBlue Airways Corporation, or JetBlue, provides air transportation services across the United States, the Caribbean and Latin America. Our condensed consolidated financial statements include the accounts of JetBlue and our subsidiaries which are collectively referred to as “we” or the “Company”. All majority-owned subsidiaries are consolidated on a line by line basis, with all intercompany transactions and balances being eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with our 2018 audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, or our 2018 Form 10-K.
These condensed consolidated financial statements are unaudited and have been prepared by us following the rules and regulations of the U.S. Securities and Exchange Commission, or the SEC. In our opinion they reflect all adjustments, including normal recurring items, that are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S., or GAAP, have been condensed or omitted as permitted by such rules and regulations; however, we believe that the disclosures are adequate to make the information presented not misleading.
Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, our operating results for the periods presented herein are not necessarily indicative of the results that may be expected for other interim periods or the entire fiscal year. We recast financial information previously filed under Accounting Standards Codification (ASC), or the Codification, Topic 840, Leases for the periods presented to reflect the modified retrospective method of transition to Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) of the Codification. Refer to Note 4 to our consolidated financial statements for more information.
Investment securities
Investment securities consist of available-for-sale investment securities and held-to-maturity investment securities. We use a specific identification method to determine the cost of the securities when they are sold.
Held-to-maturity investment securities. The contractual maturities of the held-to-maturity investments we held as of March 31, 2019 were not greater than 24 months. We did not record any significant gains or losses on these securities during the three months ended March 31, 2019 or 2018. The estimated fair value of these investments approximated their carrying value as of March 31, 2019 and December 31, 2018, respectively.
The carrying values of investment securities consisted of the following at March 31, 2019 and December 31, 2018 (in millions):

	March 31, 2019	December 31, 2018
Available-for-sale securities
Time deposits	$235	$190
U.S. Treasury	40	39
Debt securities	5	7
Total available-for-sale securities	280	236
Held-to-maturity securities
U.S. Treasury	135	180
Total investment securities	$415	$416
Other investments
Our wholly-owned subsidiary, JetBlue Technology Ventures, LLC, or JTV, has equity investments in emerging companies which do not have readily determinable fair values. In accordance with ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, we account for these investments using a measurement alternative which allows entities to measure these investments at cost, less any impairment, adjusted for changes from observable price changes in orderly transactions for identifiable or similar investments of the same issuer. The carrying amount of these investments were $27 million and $25 million as of March 31, 2019 and December 31, 2018, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-02, Leases (Topic 842) of the Codification, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; ASU 2018-11, Targeted Improvements; ASU 2018-20, Narrow-Scope Improvements for Lessors; and ASU 2019-01, Leases (Topic 842): Codification Improvements. Under the new standard, a lessee will recognize liabilities on the balance sheet, initially measured at the present value of the lease payments, and right-of-use (ROU) assets representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less at the commencement date, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. The new standard also eliminates the build-to-suit lease accounting guidance which results in the derecognition of build-to-suit assets and liabilities that remained on the balance sheet after the end of the construction period.
We adopted the requirements of ASU 2016-02 as of January 1, 2019, utilizing the modified retrospective method of transition for all leases existing at or commencing after the date of initial application. We recorded a $58 million cumulative adjustment to retained earnings as of January 1, 2017, the beginning of the retrospective reporting period, for the impact of the new accounting standard. The adjustment to retained earnings was driven principally by the derecognition of our existing assets constructed for others and construction obligation related to our Terminal 5 (T5) build-to-suit project at John F. Kennedy International Airport in New York.
We elected to use the package of transition provisions available for expired or existing contracts, which allowed us to carryforward our historical assessment of whether contracts are or contain leases, lease classification, and initial direct costs. Refer to Note 4 to our consolidated financial statements for more information.
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

Note 2— Revenue Recognition
The Company categorizes the revenues received from contracts with its customers by revenue source as we believe it best depicts the nature, amount, timing, and uncertainty of our revenue and cash flow. The following table provides the revenues recognized by revenue source for the three months ended March 31, 2019 and 2018 (in millions):

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31,
	2019	2018
Passenger revenue
Passenger travel	$1,752	$1,651
Loyalty revenue - air transportation	50	41
Other revenue
Loyalty revenue	43	36
Other revenue	26	26
Total revenues	$1,871	$1,754
Contract Liabilities
Our contract liabilities primarily consist of ticket sales for which transportation has not yet been provided, unused credits available to customers, and outstanding loyalty points available for redemption.

(in millions)	March 31, 2019	December 31, 2018
Contract liabilities
Air traffic liability - passenger travel	$1,133	$892
Air traffic liability - loyalty program (air transportation)	594	580
Deferred revenue	10	10
Total contract liabilities	$1,737	$1,482
During the three months ended March 31, 2019 and 2018, we recognized revenue of $668 million and $618 million, respectively, which was included in contract liabilities at the beginning of the respective periods.
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
The table below presents the activity of the current and non-current air traffic liability for TrueBlue® points, and includes points earned and sold to participating companies (in millions):

Balance at December 31, 2018	$580
TrueBlue® points redeemed	(50)
TrueBlue® points earned and sold	64
Balance at March 31, 2019	$594

Balance at December 31, 2017	$502
TrueBlue® points redeemed	(41)
TrueBlue® points earned and sold	55
Balance at March 31, 2018	$516
The timing of our TrueBlue® point redemptions can vary; however, the majority of our points are redeemed within approximately three years of the date of issuance.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3—Long-Term Debt, Short-Term Borrowings, and Finance Lease Obligations
During the three months ended March 31, 2019, we made scheduled principal payments of $133 million on our outstanding long-term debt and finance lease obligations. As a result of these payments, six of our aircraft became unencumbered.
We have pledged aircraft, engines, other equipment and facilities with a net book value of $2.8 billion at March 31, 2019 as security under various financing arrangements. As of March 31, 2019, we owned, free of encumbrance, 69 Airbus A320 aircraft, 43 Airbus A321 aircraft, one Embraer E190 aircraft, and 50 spare engines. At March 31, 2019, scheduled maturities of all of our long-term debt and finance lease obligations were $175 million for the remainder of 2019, $273 million in 2020, $262 million in 2021, $240 million in 2022, $223 million in 2023, and $366 million thereafter.
The carrying amounts and estimated fair values of our long-term debt, net of debt acquisition costs, at March 31, 2019 and December 31, 2018 were as follows (in millions):

	March 31, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Public Debt
Fixed rate special facility bonds, due through 2036	$42	$44	$42	$44
Non-Public Debt
Fixed rate enhanced equipment notes, due through 2023	140	143	151	153
Floating rate equipment notes, due through 2028	233	232	245	245
Fixed rate equipment notes, due through 2028	1,023	1,046	1,125	1,135
Total(1)	$1,438	$1,465	$1,563	$1,577
(1) Total excludes finance lease obligations of $101 million for March 31, 2019 and $107 million for December 31, 2018, respectively.
The estimated fair values of our publicly held long-term debt are classified as Level 2 in the fair value hierarchy. The fair values of our enhanced equipment notes and our special facility bonds were based on quoted market prices in markets with low trading volumes. The fair value of our non-public debt was estimated using a discounted cash flow analysis based on our borrowing rates for instruments with similar terms and therefore classified as Level 3 in the fair value hierarchy. The fair values of our other financial instruments approximate their carrying values. Refer to Note 9 to our consolidated financial statements for an explanation of the fair value hierarchy structure.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Short-term Borrowings
Citibank Line of Credit
We have a revolving Credit and Guaranty Agreement with Citibank, N.A. as the administrative agent, for up to approximately $425 million. The term of the facility runs through April 2021. Borrowings under the Credit and Guaranty Agreement bear interest at a variable rate equal to LIBOR, plus a margin. The Credit and Guaranty Agreement is secured by Slots at John F. Kennedy International Airport, LaGuardia Airport and Reagan National Airport as well as certain other assets. Slots are rights to take-off or land at a specific airport during a specific time period and are a means by which airport capacity and congestion can be managed. The Credit and Guaranty Agreement includes covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under revolving credit facilities. In addition, the covenants restrict our ability to, among other things, dispose of certain collateral, or merge, consolidate, or sell assets. As of and for the periods ended March 31, 2019 and December 31, 2018, we did not have a balance outstanding or borrowings under this line of credit.
Morgan Stanley Line of Credit
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon LIBOR, plus a margin. As of and for the periods ended March 31, 2019 and December 31, 2018, we did not have a balance outstanding or borrowings under this line of credit.

Note 4—Leases
As discussed in Note 1 to our consolidated financial statements, we adopted ASU 2016-02, Leases (Topic 842) of the Codification, as of January 1, 2019. The new standard requires leases with durations greater than twelve months to be recognized on the balance sheet. Our 2018 and 2017 financial statements have been recast to reflect the retrospective application of the new standard.
Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.
Leases with a term of 12 months or less are not recorded on the balance sheet. Our lease agreements do not contain any residual value guarantees. For facility leases, we account for the lease and non-lease components as a single lease component.
The table below presents the lease-related assets and liabilities recorded on our consolidated balance sheets (in millions):

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Classification on Balance Sheet	March 31, 2019	December 31, 2018
Assets
Operating lease assets	Operating lease assets	$1,028	$1,056
Finance lease assets	Property and equipment, net	177	181
Total lease assets		$1,205	$1,237

Liabilities
Current:
Operating lease liabilities	Current operating lease liabilities	$135	$133
Finance lease liabilities	Current maturities of long-term debt and finance leases	18	18
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	773	798
Finance lease liabilities	Long-term debt and finance lease obligations	83	89
Total lease liabilities		$1,009	$1,038

		March 31, 2019	December 31, 2018
Weighted-average remaining lease term (in years)
Operating leases		11	11
Finance leases		3	4
Weighted-average discount rate
Operating leases		5.95%	5.95%
Finance leases		4.78%	4.73%
Flight Equipment Leases
We operated a fleet of 253 aircraft as of March 31, 2019. Of our fleet, 42 aircraft were under operating leases and six aircraft were under finance leases. Our aircraft leases generally have long durations with remaining terms of 6 months to 10 years.
The majority of aircraft operating leases can be renewed at rates based on fair market value at the end of the lease term for one or two years. None of our aircraft operating leases have variable rate rent payments. We have purchase options for 42 of our aircraft leases at the end of their lease term. These purchase options are at fair market value and have a one-time option during the term at fixed amounts that were expected to approximate the fair market value at lease inception.
Facility Leases
Our facility leases are primarily for space at the airports we serve. These leases are classified as operating leases and reflect our use of passenger terminal service facilities consisting of ticket counters, gate space, operations support area, and baggage service offices. We generally lease space directly or indirectly from the local airport authority on varying terms dependent on prevailing practices at each airport. The remaining terms of our airport leases vary from 2 months to 16 years. Our leases at certain airports contain provisions for periodic adjustments of rental rates based on the operating costs of the airports or the frequency of use of the facilities. Because of the variable nature of the rates, these leases are not recorded as operating lease assets and operating lease liabilities on our condensed consolidated balance sheets.
We also have leases for our corporate offices, training center, and various hangars and airport support facilities at our focus cities.
Other Ground Property and Equipment
We lease certain IT assets, ground support equipment, and various other pieces of equipment. The lease terms of our ground support equipment are less than 12 months, while the amount of other equipment we have is not significant.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Lease Costs
The table below presents certain information related to our lease costs during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in millions)	2019	2018
Operating lease cost	$45	$45
Short-term lease cost	1	—
Finance lease cost:
Amortization of assets	1	1
Interest on lease liabilities	1	1
Variable lease cost	94	88
Total net lease cost	$142	$135

Other Information
The table below presents supplemental cash flow information related to leases during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in millions)	2019	2018
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$40	$36
Operating cash flows for finance leases	2	2
Financing cash flows for finance leases	6	6

Lease Commitments
The table below presents scheduled future minimum lease payments for operating and finance leases recorded on our consolidated balance sheets, as of March 31, 2019:

	As of March 31, 2019
(in millions)	Operating Leases	Finance Leases
2019	$101	$15
2020	132	35
2021	127	39
2022	118	9
2023	109	10
Thereafter	678	5
Total minimum lease payments	1,265	113
Less: amount of lease payments representing interest	(357)	(12)
Present value of future minimum lease payments	908	101
Less: current obligations under leases	(135)	(18)
Long-term lease obligations	773	83

We do not have any lease commitments that have not yet commenced as of March 31, 2019.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5—Earnings Per Share
Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated similarly but includes potential dilution from restricted stock units, the Crewmember Stock Purchase Plan, and any other potentially dilutive instruments using the treasury stock method.
The following is a reconciliation of weighted average shares and a calculation of earnings per share (in millions, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Net income(1)	$42	$90

Weighted average basic shares	305.3	320.6
Effect of dilutive securities	1.6	1.7
Weighted average diluted shares	306.9	322.3

Earnings per common share
Basic	$0.14	$0.28
Diluted	0.14	0.28
(1) As discussed in Note 1 to our consolidated financial statements, we adopted ASC 842, Leases, during the first quarter of 2019. The adoption of this standard impacted previously reported net income by approximately $2 million for the three months ended March 31, 2018.
On March 11, 2019, JetBlue entered into an accelerated share repurchase agreement, or ASR, paying $125 million for an initial delivery of 6.1 million shares. The term of the ASR is expected to be completed by the end of the second quarter of 2019, and the final number of shares to be received or returned will be determined.
On March 1, 2018, JetBlue entered into an ASR agreement paying $125 million for an initial delivery of 4.7 million shares. The term of the ASR concluded on March 23, 2018 with delivery of 1.1 million additional shares to JetBlue on March 26, 2018. A total of 5.8 million shares, at an average price of $21.49 per share, were repurchased under the agreement.

Note 6—Crewmember Retirement Plan
We sponsor a retirement savings 401(k) defined contribution plan, or the Plan, covering all of our Crewmembers where we match 100% of our Crewmembers' contributions up to 5% of their eligible wages. The contributions vest over three years and are measured from a Crewmember's hire date. Crewmembers are immediately vested in their voluntary contributions.
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
Effective August 1, 2018, JetBlue pilots receive a non-elective Company contribution of 15% of eligible pilot compensation per the terms of the finalized collective bargaining agreement between JetBlue and the Air Line Pilots Association, ALPA, in lieu of the above 401(k) Company matching contribution, Retirement Plus, and Retirement Advantage contributions. Refer to Note 11 to our consolidated financial statements for additional information. The Company's non-elective contribution of 15% of eligible pilot compensation vests after three years of service.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Total 401(k) company match, Retirement Plus, Retirement Advantage, pilot retirement contribution, and profit sharing expensed for the three months ended March 31, 2019 and 2018 was $49 million and $41 million, respectively.

Note 7—Commitments and Contingencies
Flight Equipment Commitments
As of March 31, 2019, our firm aircraft orders consisted of 85 Airbus A321 new engine option (A321neo) aircraft and 60 Airbus A220 aircraft, scheduled for delivery through 2025.
Expenditures for these aircraft and related flight equipment and engines, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $1.1 billion for the remainder of 2019, $1.2 billion in 2020, $1.4 billion in 2021, $1.3 billion in 2022, $1.6 billion in 2023, and $1.6 billion thereafter.
The amount of committed expenditures stated above represents the current delivery schedule set forth in our Airbus order book as of March 31, 2019. In October 2018, we received notice from Airbus of anticipated delivery delays for the A321neo aircraft. We expect a delivery of a minimum of six Airbus A321neo aircraft in 2019 as a result of the delays.
In April 2019, we announced our intention to launch multiple daily flights from John F. Kennedy International Airport and Boston Logan International Airport to London in 2021. In connection with our plans to launch flights to London, we amended our purchase agreement with Airbus to convert 13 Airbus A321neo deliveries to the long range configuration.
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
As of March 31, 2019, we had approximately $29 million in assets serving as collateral for letters of credit relating to a certain number of our leases. These are included in restricted cash and expire at the end of the related lease terms. Additionally, we had approximately $28 million pledged related to our workers compensation insurance policies and other business partner agreements which will expire according to the terms of the related policies or agreements.
In April 2014, ALPA was certified by the National Mediation Board, or NMB, as the representative body for JetBlue pilots after winning a representation election. We reached a final agreement for our first collective bargaining agreement which was ratified by the pilots in July 2018. The agreement is a four-year, renewable contract effective August 1, 2018 which included compensation, benefits, work rules, and other policies.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Note 8—Financial Derivative Instruments and Risk Management
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
Ineffectiveness occurs, in certain circumstances, when the change in the total fair value of the derivative instrument differs from the change in the value of our expected future cash outlays for the purchase of aircraft fuel. ASU 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities eliminated the requirement for companies to separately measure and record ineffectiveness after initial qualification. If a hedge does not qualify for hedge accounting, the periodic changes in its fair value are also recognized in interest income and other. When aircraft fuel is consumed and the related derivative contract settles, any gain or loss previously recorded in other comprehensive income is recognized in aircraft fuel expense. All cash flows related to our fuel hedging derivatives are classified as operating cash flows.
Our current approach to fuel hedging is to enter into hedges on a discretionary basis without a specific target of hedge percentage needs. We view our hedge portfolio as a form of insurance to help mitigate the impact of price volatility and protect us against severe spikes in oil prices, when possible.
The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of March 31, 2019 related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

	Jet fuel call option spread agreements	Jet fuel call option agreements	Total
Second Quarter 2019	—%	7%	7%

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

Fuel derivatives	March 31, 2019	December 31, 2018
Asset fair value recorded in prepaid expense and other(1)	$—	$—
Longest remaining term (months)	3	6
Hedged volume (barrels, in thousands)	378	756
Estimated amount of existing (gains) losses expected to be reclassified into earnings in the next 12 months	$2	$4

	Three Months Ended March 31,
Fuel derivatives	2019	2018
Hedge effectiveness (gains) losses recognized in aircraft fuel expense	$2	$—
Hedge (gains) losses on derivatives recognized in comprehensive income	—	—
Percentage of actual consumption economically hedged	7%	—%

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
There were no offsetting derivative instruments as of March 31, 2019 and December 31, 2018.

Note 9—Fair Value
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of March 31, 2019 and December 31, 2018 (in millions):

	March 31, 2019
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents	$194	$—	$—	$194
Available-for-sale investment securities	40	240	—	280
Aircraft fuel derivatives	—	—	—	—

	December 31, 2018
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents	$198	$—	$—	$198
Available-for-sale investment securities	39	197	—	236
Aircraft fuel derivatives	—	—	—	—
Refer to Note 3 to our consolidated financial statements for fair value information related to our outstanding debt obligations as of March 31, 2019 and December 31, 2018.
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
Available-For-Sale Investment Securities
Included in our available-for-sale investment securities are U.S. Treasury bills, time deposits, commercial paper and debt securities. The U.S. Treasury bills are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy. The fair value of these instruments are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. We did not record any material gains or losses on these securities during the three months ended March 31, 2019 and 2018.
Aircraft Fuel Derivatives
Our aircraft fuel derivatives include call option spreads and call options which are not traded on public exchanges. Their fair values are determined using a market approach based on inputs that are readily available from public markets for commodities and energy trading activities; therefore, they are classified as Level 2 in the hierarchy. The data inputs are combined into quantitative models and processes to generate forward curves and volatilities related to the specific terms of the underlying hedge contracts. The fair value of our outstanding aircraft fuel derivatives was immaterial as of March 31, 2019 and December 31, 2018.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10—Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives which qualify for hedge accounting. A rollforward of the amounts included in the accumulated other comprehensive income (loss), net of taxes for the three months ended March 31, 2019 and March 31, 2018 are as follows (in millions):

	Aircraft Fuel Derivatives(1)	Total
Balance of accumulated (losses) at December 31, 2018	$(3)	$(3)
Reclassifications into earnings, net of tax benefit $0	2	2
Change in fair value, net of tax benefit $0	—	—
Balance of accumulated (losses) at March 31, 2019	$(1)	$(1)

Balance of accumulated income at December 31, 2017	$—	$—
Reclassifications into earnings , net of tax benefit $0	—	—
Change in fair value, net of tax benefit of $0	—	—
Balance of accumulated income at March 31, 2018	$—	$—
(1) Reclassified to aircraft fuel expense

Note 11—Special Items
The following is a listing of special items presented on our consolidated statements of operations (in millions):

	Three Months Ended March 31,
Special Items	2019	2018
Embraer E190 fleet transition costs(1)	$9	$—
Union contract costs(2)	3	—
Total	$12	$—
(1) In July 2018, we announced our decision to exit the Embraer E190 fleet and order 60 Airbus A220-300 aircraft, formerly known as the Bombardier CS300, for expected deliveries beginning in 2020 through 2025, with the option for 60 additional aircraft through 2028. We expect to transition Embraer E190 aircraft starting in 2020, and we expect the transition to be completed through 2025. For the three months ended March 31, 2019, Embraer E190 fleet transition costs include certain contract termination costs associated with the transition. Additional expenses may be recorded in future periods as we continue to work through the transition of our Embraer E190 fleet.
(2) In April 2014, ALPA was certified by NMB as the representative body for JetBlue pilots after winning a representation election. We reached a final agreement for our first collective bargaining agreement which was ratified by the pilots in July 2018. The agreement is a four-year renewable contract effective August 1, 2018 which included changes to compensation, benefits, work rules, and other policies. For the three months ended March 31, 2019, union contract costs primarily include various one-time costs incurred to implement the provisions of the collective bargaining agreement into our systems.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
First Quarter 2019 Results

•	We had a $117 million increase in revenue compared to the first quarter of 2018 primarily due to a 10.1% increase in capacity.

•	We generated $420 million in cash from operations and $256 million in free cash flow for the three months ended March 31, 2019.

•
Our operating margin decreased by 3.0 percentage points to 4.1%, due in part to calendar placement which shifted Easter and Passover into the second quarter of 2019, and an increase in salaries, wages, and benefits driven by the incremental costs of the new pilots' collective bargaining agreement which became effective in August 2018.

•	Operating expense per available seat mile increased by 0.1% to 11.63 cents, evidencing the progress of our structural cost program.

•
Our reported earnings per diluted share for the first quarter of 2019 were $0.14. Special items, principally related to contract termination costs associated with the Embraer E190 fleet transition, reduced our reported earnings per share by $0.02.

Balance Sheet
We ended the first quarter of 2019 with unrestricted cash, cash equivalents and short-term investments of $876 million and undrawn lines of credit of approximately $625 million. Our unrestricted cash, cash equivalents and short-term investments are approximately 11% of trailing twelve months revenue. We have 113 unencumbered aircraft and 50 unencumbered spare engines as of March 31, 2019.
Network
In April 2019, we announced our intention to launch multiple daily flights from John F. Kennedy International Airport and Boston Logan International Airport to London in 2021. We expect London to be our first European destination.
Fleet
In connection with our plans to launch flights to London, we amended our purchase agreement with Airbus in April 2019 to convert 13 Airbus A321neo deliveries to the long range configuration.
Outlook for 2019
For the second quarter of 2019, cost per available seat mile, excluding fuel(1) is expected to increase between 1.5% and 3.5% over the comparable 2018 period. In addition, we expect revenue per available seat mile to range between 1.0% and 4.0% on an operating capacity increase between 4.5% and 6.5% over the comparable 2018 period.
For full year 2019, cost per available seat mile, excluding fuel(1) is expected to range between 0.0% and 2.0% over the comparable 2018 period. In addition, we expect operating capacity to increase between 4.5% and 6.5% over the comparable 2018 period.

(1) Refer to our ''Regulation G Reconciliation" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Three Months Ended March 31, 2019 vs. 2018
Overview
We reported net income of $42 million, operating income of $76 million and an operating margin of 4.1% for the three months ended March 31, 2019. This compares to net income of $90 million, operating income of $125 million and an operating margin of 7.1% for the three months ended March 31, 2018. Diluted earnings per share was $0.14 for the first quarter of 2019 compared to $0.28 for the same period in 2018.
Our reported results for the three months ended March 31, 2019 and 2018 included the effects of special items and the implementation of new tax reform legislation. Adjusting for these one-time items(1), our adjusted net income was $51 million, operating income was $88 million, and our adjusted operating margin was 4.7% for the first quarter of 2019. This compares to adjusted net income of $83 million, operating income of $125 million, and operating margin of 7.1% for the first quarter of 2018. Excluding one-time items(1), diluted earnings per share were $0.16 and $0.26 for the first quarter of 2019 and 2018, respectively.
On-time performance, as defined by the Department of Transportation, or DOT, is arrival within 14 minutes of scheduled arrival time. In the first quarter of 2019, our systemwide on-time performance was 73.7% compared to 71.5% for the same period in 2018. Our on-time performance remains challenged by our concentration of operations in the northeast of the U.S., one of the world's most congested airspaces. Our completion factor was 97.8% in the first quarter of 2019 and 95.7% in the same period in 2018.
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Three months ended March 31,		Year-over-Year Change
	2019	2018	$	%
Passenger revenue	$1,802	$1,692	$110	6.5
Other revenue	69	62	7	11.8
Total operating revenues	$1,871	$1,754	$117	6.7

Average Fare	$177.24	$171.19	$6.05	3.5
Yield per passenger mile (cents)	14.15	14.26	(0.11)	(0.7)
Passenger revenue per ASM (cents)	11.67	12.06	(0.39)	(3.2)
Operating revenue per ASM (cents)	12.12	12.50	(0.38)	(3.1)
Average stage length (miles)	1,153	1,098	55	5.0
Revenue passengers (thousands)	10,165	9,881	284	2.9
Revenue passenger miles (millions)	12,734	11,866	868	7.3
Available Seat Miles (ASMs) (millions)	15,437	14,025	1,412	10.1
Load Factor	82.5%	84.6%		(2.1)	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue as well as revenue from our ancillary product offerings such as EvenMore® Space. The increase in passenger revenue of $110 million, or 6.5%, for the three months ended March 31, 2019 compared to the same period in 2018, was primarily attributable to a 2.9% increase in revenue passengers and a 3.5% increase in average fare. Fee revenue increased by $17 million as a result of changes in our baggage and change fee policies which became effective in August 2018.

(1) Refer to our ''Regulation G Reconciliation" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses
In detail, our operating costs per available seat mile, or ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Three Months Ended March 31,		Year-over-Year Change		Cents per ASM
	2019	2018	$	%	2019	2018	% Change
Aircraft fuel and related taxes	$437	$417	$20	4.9%	2.83	2.97	(4.7)%
Salaries, wages and benefits	575	499	76	15.2	3.73	3.56	4.7
Landing fees and other rents	115	109	6	6.2	0.75	0.78	(3.5)
Depreciation and amortization	124	111	13	11.5	0.80	0.79	1.3
Aircraft rent	25	25	—	1.5	0.16	0.18	(7.8)
Sales and marketing	66	67	(1)	(1.8)	0.43	0.48	(10.8)
Maintenance materials and repairs	155	142	13	9.3	1.00	1.01	(0.7)
Other operating expenses	286	259	27	10.1	1.85	1.85	—
Special items	12	—	12	n/a	0.08	—	n/a
Total operating expenses	$1,795	$1,629	$166	10.2%	11.63	11.62	0.1%

Total operating expenses excluding special items(1)	$1,783	$1,629	$154	9.5%	11.56	11.62	(0.5)%
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes increased by $20 million, or 4.9%, for the three months ended March 31, 2019 compared to the same period in 2018. The average fuel price for the three months ended March 31, 2019 decreased by 2.0% to $2.05 per gallon. Our fuel consumption increased by 7.0%, or 14 million gallons, due to an increase in the average number of aircraft operating during the three months ended March 31, 2019 as compared to the same period in 2018.
Salaries, Wages and Benefits
Salaries, wages and benefits increased $76 million, or 15.2%, for the three months ended March 31, 2019 compared to the same period in 2018, primarily driven by the incremental costs of the new pilots' collective bargaining agreement which became effective on August 1, 2018, and a higher number of full-time equivalent Crewmembers.
Depreciation and Amortization
Depreciation and amortization increased $13 million, or 11.5%, for the three months ended March 31, 2019 compared to the same period in 2018, primarily driven by a 3.7% increase in the average number of aircraft operating during the first quarter of 2019 as compared to the same period in 2018.
Maintenance Materials and Repairs
Maintenance materials and repairs increased $13 million, or 9.3%, for the three months ended March 31, 2019 compared to the same period in 2018, primarily driven by the timing of engine maintenance and the additional aircraft in our fleet.
Other Operating Expenses
Other operating expenses increased $27 million, or 10.1%, for the three months ended March 31, 2019 compared to the same period in 2018, primarily due to an increase in airport services resulting from an increased number of departures and passengers flown.
Special Items
Special items for the three months ended March 31, 2019 include $9 million of one-time costs related to the Embraer E190 fleet exit and $3 million of one-time costs related to the implementation of our pilots' collective bargaining agreement.

(1) Refer to our ''Regulation G Reconciliation" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth our operating statistics for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Year-over-Year Change
(percent changes based on unrounded numbers)	2019	2018	%
Operational Statistics
Revenue passengers (thousands)	10,165	9,881	2.9
Revenue passenger miles (RPMs) (millions)	12,734	11,866	7.3
Available seat miles (ASMs) (millions)	15,437	14,025	10.1
Load factor	82.5%	84.6%	(2.1)	pts
Aircraft utilization (hours per day)	11.8	11.4	3.5

Average fare	$177.24	$171.19	3.5
Yield per passenger mile (cents)	14.15	14.26	(0.7)
Passenger revenue per ASM (cents)	11.67	12.06	(3.2)
Operating revenue per ASM (cents)	12.12	12.50	(3.1)
Operating expense per ASM (cents)	11.63	11.62	0.1
Operating expense per ASM, excluding fuel(1)	8.66	8.58	0.9

Departures	89,236	86,046	3.7
Average stage length (miles)	1,153	1,098	5.0
Average number of operating aircraft during period	252.9	243.9	3.7
Average fuel cost per gallon, including fuel taxes	$2.05	$2.09	(2.0)
Fuel gallons consumed (millions)	213	199	7.0
Average number of full-time equivalent crewmembers	18,292	17,530
Historical revenue trends may not continue. Runway closures in several of our focus cities may have an adverse impact on our operation in 2019. Except for uncertainty related to the cost of aircraft fuel, we expect our expenses to continue to increase as we acquire additional aircraft, as our fleet ages, and as we expand the frequency of flights in existing markets as well as enter into new markets. In addition, we expect our operating results to significantly fluctuate from quarter-to-quarter in the future as a result of various factors, many of which are outside of our control. Consequently, we believe quarter-to-quarter comparisons of our operating results may not necessarily be meaningful; you should not rely on our results for any one quarter as an indication of our future performance.
LIQUIDITY AND CAPITAL RESOURCES
The airline business is capital intensive. Our ability to successfully execute our growth plans is largely dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business depends on maintaining sufficient liquidity. We believe we have adequate resources from a combination of cash and cash equivalents, investment securities on hand, and two available lines of credit. Additionally, as of March 31, 2019, we had 113 unencumbered aircraft and 50 unencumbered spare engines, which we believe could be an additional source of liquidity, if necessary.
We believe a healthy liquidity position is crucial to our ability to weather any part of the economic cycle while continuing to execute on our plans for profitable growth and increased returns. Our goal is to continue to be diligent with our liquidity and to maintain financial flexibility to allow for prudent capital spending.
As of March 31, 2019, we had unrestricted cash and cash equivalents of $464 million and short-term investments of $412 million. We believe our current level of unrestricted cash, cash equivalents and short-term investments of approximately 11% of trailing twelve months revenue, combined with our available lines of credit and portfolio of unencumbered assets provides us with a strong liquidity position and the potential for higher returns on cash deployment.

(1) Refer to our ''Regulation G Reconciliation" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Cash Flows
Operating Activities
We rely primarily on operating cash flows to provide working capital for current and future operations. Cash flows from operating activities were $420 million and $490 million for the three months ended March 31, 2019 and 2018, respectively. Lower earnings, principally driven by an increase in salaries, wages and benefits, partially offset by higher operating revenues, contributed to the reduction in operating cash flows.
Investing Activities
During the three months ended March 31, 2019, capital expenditures related to our purchase of flight equipment included $42 million for spare part purchases, $29 million in work-in-progress relating to flight equipment, and $63 million for flight equipment deposits. Other property and equipment capital expenditures also included ground equipment purchases and facilities improvements for $30 million.
During the three months ended March 31, 2018, capital expenditures related to our purchase of flight equipment included $124 million related to the purchase of two Airbus A321 aircraft and one Airbus A321 lease buyouts, $28 million for spare part purchases, $21 million in work-in-progress relating to flight equipment, and $19 million for flight equipment deposits. Other property and equipment capital expenditures also included ground equipment purchases and facilities improvements for $11 million. Investing activities also included the net proceeds of $122 million from the sale of investment securities.
Financing Activities
Financing activities for the three months ended March 31, 2019 primarily consisted of the acquisitions of treasury shares of $130 million of which $125 million related to our accelerated share repurchase, or ASR, and scheduled maturities of $133 million relating to debt and finance lease obligations.
Financing activities for the three months ended March 31, 2018 primarily consisted of the acquisition of treasury shares totaling $125 million related to our ASR in March 2018, and the scheduled maturities of $58 million relating to debt and finance lease obligations.
In March 2019, we filed an automatic shelf registration statement with the SEC. Under this shelf registration statement, we may offer and sell from time to time common stock, preferred stock, debt securities, depositary shares, warrants, stock purchase contracts, stock purchase units, subscription rights, and pass-through certificates. Through to March 31, 2019, we had not issued any securities under this registration statement. We may utilize this universal shelf registration statement, or a replacement filed with the SEC, in the future to raise capital to fund the continued development of our products and services, the commercialization of our products and services, or for other general corporate purposes.
Working Capital
We had a working capital deficit of $1.3 billion and $1.1 billion at March 31, 2019 and December 31, 2018, respectively. Working capital deficits can be customary in the airline industry because a significant portion of air traffic liability is classified as a current liability. Our working capital deficit increased by $0.2 billion due to several factors, including an overall increase in our air traffic liability.
We expect to meet our obligations as they become due through available cash, investment securities, and internally generated funds, supplemented, as necessary, by financing activities which may be available to us. We expect to generate positive working capital through our operations. However, we cannot predict what the effect on our business might be from the extremely competitive environment in which we operate or from events beyond our control, such as volatile fuel prices, economic conditions, weather-related disruptions, airport infrastructure challenges, the spread of infectious diseases, the impact of other airline bankruptcies, restructurings or consolidations, U.S. military actions or acts of terrorism. We believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.
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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations
Our contractual obligations at March 31, 2019 include the following (in millions):

	Payments due in
	Total	2019	2020	2021	2022	2023	Thereafter
Debt and finance lease obligations(a)	$1,784	$220	$327	$305	$272	$244	$416
Operating lease obligations	1,266	101	133	127	118	109	678
Flight equipment purchase obligations	8,142	1,085	1,190	1,430	1,259	1,576	1,602
Other obligations(b)	2,893	347	298	321	302	310	1,315
Total	$14,085	$1,753	$1,948	$2,183	$1,951	$2,239	$4,011
(a) Includes actual interest and estimated interest for floating-rate debt based on March 31, 2019 rates
(b) Amounts include noncancelable commitments for the purchase of goods and services
As of March 31, 2019, we believe we are in compliance with the covenants of our debt and lease agreements. We have approximately $29 million of restricted cash pledged under standby letters of credit related to certain leases that will expire at the end of the related lease terms.
As of March 31, 2019, we operated a fleet of 63 Airbus A321 aircraft, 130 Airbus A320 aircraft and 60 Embraer E190 aircraft. Of our fleet, 205 are owned by us, of which 113 are unencumbered, 42 are leased under operating leases and six are leased under finance leases. As of March 31, 2019, the average age of our operating fleet was 10.2 years and our future aircraft order book was as follows:

Year	Airbus A321neo	Airbus A220	Total
2019	13	—	13
2020	15	1	16
2021	16	6	22
2022	15	8	23
2023	14	19	33
2024	12	22	34
2025	—	4	4
Total	85	60	145
In October 2018, we received notice from Airbus of anticipated delivery delays for the A321neo aircraft. The table above represents the current delivery schedule set forth in our Airbus order book as of March 31, 2019. However, due to delays, we expect a delivery of a minimum of six Airbus A321neo aircraft in 2019.
In April 2019, we announced our intention to launch multiple daily flights from John F. Kennedy International Airport and Boston Logan International Airport to London in 2021. In connection with our plans to launch flights to London, we amended our purchase agreement with Airbus to convert 13 Airbus A321neo deliveries to the long range configuration.
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
Depending on market conditions, we anticipate using a mix of cash and debt financing for aircraft scheduled for delivery in 2019. For deliveries after 2019, although we believe debt and/or lease financing should be available to us, we cannot give any assurance that we will be able to secure financing on attractive terms, if at all. While these financings may or may not result in an increase in liabilities on our balance sheet, our fixed costs will increase regardless of the financing method ultimately chosen. To the extent we cannot secure financing on terms we deem attractive, we may be required to pay in cash, further modify our aircraft acquisition plans or incur higher than anticipated financing costs.

(1) Refer to our ''Regulation G Reconciliation" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital expenditures for non-aircraft such as facility improvements and various infrastructure refreshes are expected to be between approximately $150 million and $200 million for full year 2019.
Off-Balance Sheet Arrangements
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
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates included in our 2018 Form 10-K.
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
Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. You should understand that many important factors, in addition to those discussed or incorporated by reference in this Report, could cause our results to differ materially from those expressed in the forward-looking statements. Potential factors that could affect our results include, in addition to others not described in this Report, those described in Item 1A of our 2018 Form 10-K under "Risks Related to JetBlue" and "Risks Associated with the Airline Industry" and our other filings with the SEC. In light of these risks and uncertainties, the forward-looking events discussed in this Report might not occur. Our forward-looking statements speak only as of the date of this Report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

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
Operating Expenses per Available Seat Mile, excluding fuel
Operating expenses per available seat mile, or CASM, is a common metric used in the airline industry. Our CASM for the periods are summarized in the table below. We exclude aircraft fuel and related taxes, operating expenses related to other non-airline businesses, such as JetBlue Technology Ventures and JetBlue Travel Products, and special items from operating expenses to determine CASM ex-fuel. During the periods presented below, special items include one-time transition costs related to the Embraer E190 fleet exit as well as one-time costs related to the implementation of our pilots' collective bargaining agreement. We believe that CASM ex-fuel provides investors the ability to measure financial performance excluding items beyond our control, such as fuel costs which are subject to many economic and political factors beyond our control, or not related to the generation of an available seat mile, such as operating expense related to other non-airline businesses. We believe this non-GAAP measure is more indicative of our ability to manage airline costs and is more comparable to measures reported by other major airlines.

Reconciliation of Operating Expense per ASM, excluding fuel
(in millions; per ASM data in cents; percentages based on unrounded numbers)	Three Months Ended March 31,
	2019		2018
	$	per ASM	$	per ASM
Total operating expenses	$1,795	$11.63	$1,629	$11.62
Less:
Aircraft fuel and related taxes	437	2.83	417	2.97
Other non-airline expenses	9	0.06	9	0.07
Special items	12	0.08	—	—
Operating expenses, excluding fuel	$1,337	$8.66	$1,203	$8.58

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expense, Income before Taxes, Net Income and Earnings per Share, excluding special items and impact of tax reform
Our GAAP results in the applicable periods include the impacts of the 2017 tax reform and charges that are deemed special items which we believe make our results difficult to compare to prior periods as well as future periods and guidance. During the periods presented below, special items include one-time transition costs related to the Embraer E190 fleet exit as well as one-time costs related to the implementation of our pilots' collective bargaining agreement. We believe the impacts of the 2017 tax reform and special items distort our overall trends and that our metrics and results are enhanced with the presentation of our results excluding the impact of these items. The table below provides a reconciliation of our GAAP reported amounts to the non-GAAP amounts excluding the impacts of the 2017 tax reform and special items.

Reconciliation of Operating Expenses, Income before taxes, Net Income and Earnings Per Common Share excluding special items and impact of tax reform
	Three Months Ended March 31,
(in millions except per share amounts)	2019	2018
Total operating expenses	$1,795	$1,629
Less: Special items	12	—
Total operating expenses excluding special items	$1,783	$1,629

Operating income	$76	$125
Add back: Special items	12	—
Operating income excluding special items	$88	$125

Income before income taxes	$58	$113
Add back: Special items	12	—
Income before income taxes excluding special items	$70	$113

Income before income taxes excluding special items	$70	$113
Less: Income tax expense	16	23
Less: Income tax related to special items	3	—
Less: Tax reform impact	—	7
Net Income excluding special items	$51	$83

Earnings Per Common Share:
Basic	$0.14	$0.28
Add back: Special items, net of tax	0.02	—
Less: Tax reform impact	—	0.02
Basic excluding special items	$0.16	$0.26

Diluted	$0.14	$0.28
Add back: Special items, net of tax	0.02	—
Less: Tax reform impact	—	0.02
Diluted excluding special items	$0.16	$0.26

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Free Cash Flow
The table below reconciles cash provided by operations determined in accordance with GAAP to Free Cash Flow, a non-GAAP measure. Management believes that Free Cash Flow is a relevant metric in measuring our financial strength and is useful in assessing our ability to fund future capital commitments and other obligations. Investors should consider this non-GAAP financial measure in addition to, and not as a substitute for, our financial measures prepared in accordance with GAAP.

Reconciliation of Free Cash Flow
	Three months ended March 31,
(in millions)	2019	2018
Net cash provided by operating activities	$420	$490
Less: Capital expenditures	(101)	(184)
Less: Predelivery deposits for flight equipment	(63)	(19)
Free Cash Flow	$256	$287

PART I. FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2018 Form 10-K.
Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the March 31, 2019 cost per gallon of fuel. Based on projected fuel consumption for the next 12 months, including the impact of our hedging position, such an increase would result in an increase to aircraft fuel expense of approximately $190 million. As of March 31, 2019, we had hedged approximately 2% of our projected fuel requirement for the remainder of 2019. All hedge contracts existing at March 31, 2019 settle by June 30, 2019. The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts. Refer to Note 8 to our consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $1.2 billion of our debt and finance lease obligations, with the remaining $0.3 billion having floating interest rates. As of March 31, 2019, if interest rates were on average 100 basis points higher in 2019 our annual interest expense would increase by approximately $3 million. This is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt and finance leases.
If interest rates were to average 100 basis points lower in 2019 than they did during 2018, our interest income from cash and investment balances would remain relatively constant. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents and investment securities balances at March 31, 2019 and December 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Control Over Financial Reporting
Except as discussed below, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the fiscal quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
During the three months ended March 31, 2019, we implemented a new lease accounting system and process in response to the adoption of ASU No. 2016-02, Leases (Topic 842) of the Codification, effective January 1, 2019. These implementations resulted in a material change in a component of our internal control over financial reporting.

PART II. FINANCIAL INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business we are party to various legal proceedings and claims which we believe are incidental to the operation of our business. Refer to Note 7 to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

ITEM 1A. RISK FACTORS
Part I, Item 1A "Risk Factors" of our 2018 Form 10-K, includes a discussion of our risk factors which are incorporated herein. There were no material changes from the risk factors associated with our business previously disclosed in Part I, Item 1A "Risk Factors" of our 2018 Form 10-K.

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

During the three months ended March 31, 2019, the following shares were repurchased under the program (in millions):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program
March 2019	6.1	(1)	6.1	$250
Total	6.1		6.1

(1) On March 11, 2019, JetBlue entered into an accelerated share repurchase, or ASR, agreement paying $125 million for an initial delivery of 6.1 million shares. The term of the ASR is expected to be completed by the end of the second quarter of 2019. The total number of shares to ultimately be purchased by JetBlue will be based on the average volume weighted average prices of JetBlue's common stock during the term of the ASR, less a discount.

ITEM 6. EXHIBITS
See accompanying Exhibit Index included after the signature page of this Report for a list of the exhibits filed or furnished with this Report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	April 26, 2019	By:	/s/ Alexander Chatkewitz
Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document