Form 10-Q
period 2019-06-30
JETBLUE AIRWAYS CORP
filed 2019-07-26
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to__________
Commission file number 000-49728
JETBLUE AIRWAYS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware			87-0617894
(State of Other Jurisdiction of Incorporation)			(I.R.S. Employer Identification No.)

27-01 Queens Plaza North	Long Island City	New York	11101
(Address of principal executive offices)			(Zip Code)
(718) 286-7900
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year,
if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	JBLU	The NASDAQ Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of June 30, 2019, there were 296,266,931 shares outstanding of the registrant’s common stock, par value $0.01.

JETBLUE AIRWAYS CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share data)

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$461	$474
Investment securities	448	413
Receivables, less allowance (2019-$2; 2018-$1)	282	211
Inventories, less allowance (2019-$20; 2018-$18)	85	78
Prepaid expenses and other	193	212
Total current assets	1,469	1,388
PROPERTY AND EQUIPMENT
Flight equipment	9,814	9,525
Predelivery deposits for flight equipment	408	293
Total flight equipment and predelivery deposits, gross	10,222	9,818
Less accumulated depreciation	2,609	2,448
Total flight equipment and predelivery deposits, net	7,613	7,370
Other property and equipment	1,102	1,074
Less accumulated depreciation	494	461
Total other property and equipment, net	608	613
Total property and equipment	8,221	7,983
OPERATING LEASE ASSETS	998	1,056
OTHER ASSETS
Investment securities	4	3
Restricted cash	61	59
Other	483	470
Total other assets	548	532
TOTAL ASSETS	$11,236	$10,959

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share data)

	June 30, 2019	December 31, 2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$504	$437
Air traffic liability	1,290	1,035
Accrued salaries, wages and benefits	335	313
Other accrued liabilities	352	298
Current operating lease liabilities	133	133
Current maturities of long-term debt and finance leases	275	309
Total current liabilities	2,889	2,525
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS	1,217	1,361
LONG-TERM OPERATING LEASE LIABILITIES	753	798
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	1,158	1,112
Air traffic liability - loyalty non-current	470	447
Other	52	31
Total deferred taxes and other liabilities	1,680	1,590
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 425 and 422 shares issued and 296 and 306 shares outstanding at June 30, 2019 and December 31, 2018, respectively	4	4
Treasury stock, at cost; 129 and 116 shares at June 30, 2019 and December 31, 2018, respectively	(1,503)	(1,272)
Additional paid-in capital	2,221	2,203
Retained earnings	3,974	3,753
Accumulated other comprehensive income (loss)	1	(3)
Total stockholders’ equity	4,697	4,685
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,236	$10,959

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
OPERATING REVENUES
Passenger	$2,031	$1,858	$3,833	$3,549
Other	74	70	144	133
Total operating revenues	2,105	1,928	3,977	3,682
OPERATING EXPENSES
Aircraft fuel and related taxes	484	491	921	908
Salaries, wages and benefits	576	486	1,151	985
Landing fees and other rents	121	122	237	230
Depreciation and amortization	127	114	251	226
Aircraft rent	25	24	50	48
Sales and marketing	75	75	141	142
Maintenance materials and repairs	168	188	324	329
Other operating expenses	277	261	563	522
Special items	2	319	14	319
Total operating expenses	1,855	2,080	3,652	3,709
OPERATING INCOME (LOSS)	250	(152)	325	(27)
OTHER INCOME (EXPENSE)
Interest expense	(19)	(16)	(38)	(32)
Capitalized interest	3	3	6	5
Interest income and other	2	3	1	5
Total other income (expense)	(14)	(10)	(31)	(22)
INCOME (LOSS) BEFORE INCOME TAXES	236	(162)	294	(49)
Income tax expense (benefit)	57	(41)	73	(18)
NET INCOME (LOSS)	$179	$(121)	$221	$(31)

EARNINGS PER COMMON SHARE:
Basic	$0.60	$(0.39)	$0.73	$(0.10)
Diluted	$0.59	$(0.39)	$0.73	$(0.10)

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended June 30,
	2019	2018
NET INCOME (LOSS)	$179	$(121)
Changes in fair value of derivative instruments, net of reclassifications into earnings (net of tax benefit/(expense) of $1 and $0 in 2019 and 2018, respectively)	2	—
Total other comprehensive income	2	—
COMPREHENSIVE INCOME (LOSS)	$181	$(121)

	Six Months Ended June 30,
	2019	2018
NET INCOME (LOSS)	$221	$(31)
Changes in fair value of derivative instruments, net of reclassifications into earnings (net of tax benefit/(expense) of $1 and $0 in 2019 and 2018, respectively)	4	—
Total other comprehensive income	4	—
COMPREHENSIVE INCOME (LOSS)	$225	$(31)

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$221	$(31)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	46	(36)
Depreciation	229	205
Amortization	22	21
Stock-based compensation	17	14
Impairment of long-lived assets	—	319
Changes in certain operating assets and liabilities	430	233
Other, net	3	(3)
Net cash provided by operating activities	968	722
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(328)	(368)
Predelivery deposits for flight equipment	(142)	(38)
Purchase of held-to-maturity investments	(289)	(175)
Proceeds from the maturities of held-to-maturity investments	250	211
Purchase of available-for-sale securities	(609)	(210)
Proceeds from the sale of available-for-sale securities	545	250
Other, net	5	(11)
Net cash used in investing activities	(568)	(341)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	27	24
Proceeds from issuance of long-term debt	—	279
Repayment of long-term debt and finance lease obligations	(182)	(124)
Acquisition of treasury stock	(256)	(257)
Net cash used in financing activities	(411)	(78)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(11)	303
Cash, cash equivalents and restricted cash at beginning of period	533	359
Cash, cash equivalents and restricted cash at end of period(1)	$522	$662

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest (net of amount capitalized)	$33	$26
Cash payments for income taxes (net of refunds)	(88)	10

(1) Reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets:
	June 30, 2019	June 30, 2018
Cash and cash equivalents	$461	$603
Restricted cash	61	59
Total cash, cash equivalents and restricted cash	$522	$662

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in millions)

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 31, 2019	423	$4	122	$(1,377)	$2,186	$3,795	$(1)	$4,607
Net income	—	—	—	—	—	179	—	179
Other comprehensive income	—	—	—	—	—	—	2	2
Vesting of restricted stock units	—	—	—	(1)	—	—	—	(1)
Stock compensation expense	—	—	—	—	8	—	—	8
Stock issued under Crewmember stock purchase plan	2	—	—	—	27	—	—	27
Shares repurchased	—	—	7	(125)	—	—	—	(125)
Balance at June 30, 2019	425	$4	129	$(1,503)	$2,221	$3,974	$1	$4,697

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 31, 2018	419	$4	103	$(1,021)	$2,134	$3,654	$—	$4,771
Net (loss)	—	—	—	—	—	(121)	—	(121)
Other comprehensive income	—	—	—	—	—	—	—	—
Vesting of restricted stock units	—	—	—	(1)	—	—	—	(1)
Stock compensation expense	—	—	—	—	6	—	—	6
Stock issued under Crewmember stock purchase plan	2	—	—	—	24	—	—	24
Shares repurchased	—	—	5	(100)	(25)	—	—	(125)
Balance at June 30, 2018	421	$4	108	$(1,122)	$2,139	$3,533	$—	$4,554

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018	422	$4	116	$(1,272)	$2,203	$3,753	$(3)	$4,685
Net income	—	—	—	—	—	221	—	221
Other comprehensive income	—	—	—	—	—	—	4	4
Vesting of restricted stock units	1	—	—	(6)	—	—	—	(6)
Stock compensation expense	—	—	—	—	17	—	—	17
Stock issued under Crewmember stock purchase plan	2	—	—	—	26	—	—	26
Shares repurchased	—	—	13	(225)	(25)	—	—	(250)
Balance at June 30, 2019	425	$4	129	$(1,503)	$2,221	$3,974	$1	$4,697

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2017	418	$4	97	$(890)	$2,127	$3,564	$—	$4,805
Net (loss)	—	—	—	—	—	(31)	—	(31)
Other comprehensive income	—	—	—	—	—	—	—	—
Vesting of restricted stock units	1	—	—	(7)	—	—	—	(7)
Stock compensation expense	—	—	—	—	14	—	—	14
Stock issued under Crewmember stock purchase plan	2	—	—	—	23	—	—	23
Shares repurchased	—	—	11	(225)	(25)	—	—	(250)
Balance at June 30, 2018	421	$4	108	$(1,122)	$2,139	$3,533	$—	$4,554

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
Held-to-maturity investment securities. The contractual maturities of the held-to-maturity investments we held as of June 30, 2019 were not greater than 24 months. We did not record any significant gains or losses on these securities during the three and six months ended June 30, 2019 or 2018. The estimated fair value of these investments approximated their carrying value as of June 30, 2019 and December 31, 2018, respectively.
The carrying values of investment securities consisted of the following at June 30, 2019 and December 31, 2018 (in millions):

	June 30, 2019	December 31, 2018
Available-for-sale securities
Time deposits	$290	$190
U.S. Treasury	—	39
Debt securities	7	7
Total available-for-sale securities	297	236
Held-to-maturity securities
U.S. Treasury	155	180
Total investment securities	$452	$416

Other Investments
Our wholly-owned subsidiary, JetBlue Technology Ventures, LLC, or JTV, has equity investments in emerging companies which do not have readily determinable fair values. In accordance with ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, we account for these investments using a measurement alternative which allows entities to measure these investments at cost, less any impairment, adjusted for changes from observable price changes in orderly transactions for identifiable or similar investments of the same issuer. The carrying amount of these investments were $26 million and $25 million as of June 30, 2019 and December 31, 2018, respectively.

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
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The update provides guidance for determining if a cloud computing arrangement is within the scope of internal-use software guidance, and would require capitalization of certain implementation costs. ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted. We adopted the requirements of ASU 2018-15 on April 1, 2019 using the prospective transition method. The adoption of this amendment did not have a material impact on our consolidated financial statements.

Note 2— Revenue Recognition
The Company categorizes the revenues received from contracts with its customers by revenue source as we believe it best depicts the nature, amount, timing, and uncertainty of our revenue and cash flow. The following table provides the revenues recognized by revenue source for the three and six months ended June 30, 2019 and 2018 (in millions):

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Passenger revenue
Passenger travel	$1,981	$1,820	$3,733	$3,471
Loyalty revenue - air transportation	50	38	100	78
Other revenue
Loyalty revenue	49	44	93	80
Other revenue	25	26	51	53
Total revenues	$2,105	$1,928	$3,977	$3,682

Contract Liabilities
Our contract liabilities primarily consist of ticket sales for which transportation has not yet been provided, unused credits available to customers, and outstanding loyalty points available for redemption.

(in millions)	June 30, 2019	December 31, 2018
Contract liabilities
Air traffic liability - passenger travel	$1,133	$892
Air traffic liability - loyalty program (air transportation)	617	580
Deferred revenue	10	10
Total contract liabilities	$1,760	$1,482

During the six months ended June 30, 2019 and 2018, we recognized revenue of $819 million and $759 million, respectively, which was included in contract liabilities at the beginning of the respective periods.
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
The table below presents the activity of the current and non-current air traffic liability for TrueBlue® points, and includes points earned and sold to participating companies (in millions):

Balance at December 31, 2018	$580
TrueBlue® points redeemed	(100)
TrueBlue® points earned and sold	137
Balance at June 30, 2019	$617

Balance at December 31, 2017	$502
TrueBlue® points redeemed	(78)
TrueBlue® points earned and sold	112
Balance at June 30, 2018	$536

The timing of our TrueBlue® point redemptions can vary; however, the majority of our points are redeemed within approximately three years of the date of issuance.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3—Long-Term Debt, Short-Term Borrowings, and Finance Lease Obligations
During the six months ended June 30, 2019, we made scheduled principal payments of $182 million on our outstanding long-term debt and finance lease obligations.
We had pledged aircraft, engines, other equipment and facilities with a net book value of $2.8 billion at June 30, 2019 as security under various financing arrangements. At June 30, 2019, scheduled maturities of all of our long-term debt and finance lease obligations were $128 million for the remainder of 2019, $273 million in 2020, $263 million in 2021, $240 million in 2022, $223 million in 2023, and $365 million thereafter.
The carrying amounts and estimated fair values of our long-term debt, net of debt acquisition costs, at June 30, 2019 and December 31, 2018 were as follows (in millions):

	June 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Public Debt
Fixed rate special facility bonds, due through 2036	$42	$45	$42	$44
Non-Public Debt
Fixed rate enhanced equipment notes, due through 2023	140	147	151	153
Floating rate equipment notes, due through 2028	223	225	245	245
Fixed rate equipment notes, due through 2028	988	1,054	1,125	1,135
Total(1)	$1,393	$1,471	$1,563	$1,577

(1) Total excludes finance lease obligations of $99 million for June 30, 2019 and $107 million for December 31, 2018.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Short-term Borrowings
Citibank Line of Credit
We have a revolving Credit and Guaranty Agreement with Citibank, N.A. as the administrative agent, for up to approximately $425 million. The term of the facility runs through April 2021. Borrowings under the Credit and Guaranty Agreement bear interest at a variable rate equal to LIBOR, plus a margin. The Credit and Guaranty Agreement is secured by Slots at John F. Kennedy International Airport, LaGuardia Airport and Reagan National Airport as well as certain other assets. Slots are rights to take-off or land at a specific airport during a specific time period and are a means by which airport capacity and congestion can be managed. The Credit and Guaranty Agreement includes covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under revolving credit facilities. In addition, the covenants restrict our ability to, among other things, dispose of certain collateral, or merge, consolidate, or sell assets. As of and for the periods ended June 30, 2019 and December 31, 2018, we did not have a balance outstanding or any borrowings under this line of credit.
Morgan Stanley Line of Credit
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon LIBOR, plus a margin. As of and for the periods ended June 30, 2019 and December 31, 2018, we did not have a balance outstanding or any borrowings under this line of credit.

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
The table below presents the lease-related assets and liabilities recorded on our consolidated balance sheets (in millions):

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Classification on Balance Sheet	June 30, 2019	December 31, 2018
Assets
Operating lease assets	Operating lease assets	$998	$1,056
Finance lease assets	Property and equipment, net	174	181
Total lease assets		$1,172	$1,237

Liabilities
Current:
Operating lease liabilities	Current operating lease liabilities	$133	$133
Finance lease liabilities	Current maturities of long-term debt and finance leases	18	18
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	753	798
Finance lease liabilities	Long-term debt and finance lease obligations	81	89
Total lease liabilities		$985	$1,038

		June 30, 2019	December 31, 2018
Weighted-average remaining lease term (in years)
Operating leases		11	11
Finance leases		3	4
Weighted-average discount rate
Operating leases		5.96%	5.95%
Finance leases		4.79%	4.73%

Flight Equipment Leases
We operated a fleet of 254 aircraft as of June 30, 2019. Of our fleet, 42 aircraft were under operating leases and six aircraft were under finance leases. Our aircraft leases generally have long durations with remaining terms of three months to nine years.
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
Facility Leases
Our facility leases are primarily for space at the airports we serve. These leases are classified as operating leases and reflect our use of passenger terminal service facilities consisting of ticket counters, gate space, operations support area, and baggage service offices. We generally lease space directly or indirectly from the local airport authority on varying terms dependent on prevailing practices at each airport. The remaining terms of our airport leases vary from six months to 16 years. Our leases at certain airports contain provisions for periodic adjustments of rental rates based on the operating costs of the airports or the frequency of use of the facilities. Because of the variable nature of the rates, these leases are not recorded as operating lease assets and operating lease liabilities on our condensed consolidated balance sheets.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Lease Costs
The table below presents certain information related to our lease costs during the three and six months ended June 30, 2019 and 2018 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating lease cost	$46	$44	$92	$89
Short-term lease cost	1	1	1	1
Finance lease cost:
Amortization of assets	2	2	4	4
Interest on lease liabilities	1	1	2	2
Variable lease cost	99	101	194	188
Sublease income	(4)	(4)	(7)	(7)
Total net lease cost	$145	$145	$286	$277

Other Information
The table below presents supplemental cash flow information related to leases during the three and six months ended June 30, 2019 and 2018 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$35	$44	$75	$80
Operating cash flows for finance leases	1	1	3	3
Financing cash flows for finance leases	2	2	9	8

Lease Commitments
The table below presents scheduled future minimum lease payments for operating and finance leases recorded on our consolidated balance sheets, as of June 30, 2019 (in millions):

	As of June 30, 2019
	Operating Leases	Finance Leases
2019	$66	$11
2020	132	35
2021	127	39
2022	118	10
2023	109	10
Thereafter	678	5
Total minimum lease payments	1,230	110
Less: amount of lease payments representing interest	(344)	(11)
Present value of future minimum lease payments	886	99
Less: current obligations under leases	(133)	(18)
Long-term lease obligations	$753	$81

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

We do not have any lease commitments that have not yet commenced as of June 30, 2019.

Note 5—Earnings Per Share
Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated similarly but includes potential dilution from restricted stock units, the Crewmember Stock Purchase Plan, and any other potentially dilutive instruments using the treasury stock method. There were no anti-dilutive common stock equivalents during the three and six months ended June 30, 2019. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per shares amounts were 1.4 million and 1.5 million for the three and six months ended June 30, 2018, respectively.
The following is a reconciliation of weighted average shares and a calculation of earnings per share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)(1)	$179	$(121)	$221	$(31)

Weighted average basic shares	300.3	315.0	303.1	318.0
Effect of dilutive securities	1.5	—	1.5	—
Weighted average diluted shares	301.8	315.0	304.6	318.0

Earnings per common share
Basic	$0.60	$(0.39)	$0.73	$(0.10)
Diluted	0.59	(0.39)	0.73	(0.10)
(1) As discussed in Note 1 to our consolidated financial statements, we adopted ASC 842, Leases, as of January 1, 2019. The adoption of this standard impacted previously reported net income by approximately $(1) million and $1 million for the three and six months ended June 30, 2018.
On June 13, 2019, JetBlue entered into an accelerated share repurchase agreement, or ASR, paying $125 million for an initial delivery of 5.2 million shares. The term of the ASR is expected to be completed by the end of the third quarter of 2019, and the final number of shares to be received or returned will be determined.
On March 11, 2019, JetBlue entered into an ASR paying $125 million for an initial delivery of 6.1 million shares. The term of the ASR concluded on May 21, 2019 with delivery of 1.3 million additional shares to JetBlue on May 22, 2019. A total of 7.4 million shares, at an average price of $16.93 per share, were repurchased under the agreement.
On May 24, 2018, JetBlue entered into an ASR paying $125 million for an initial delivery of 5.3 million shares. The term of the ASR concluded on July 23, 2018 with delivery of 1.3 million additional shares to JetBlue on July 25, 2018. A total of 6.6 million shares, at an average price of $18.85 per share, were repurchased under the agreement.
On March 1, 2018, JetBlue entered into an ASR paying $125 million for an initial delivery of 4.7 million shares. The term of the ASR concluded on March 23, 2018 with delivery of 1.1 million additional shares to JetBlue on March 26, 2018. A total of 5.8 million shares, at an average price of $21.49 per share, were repurchased under the agreement.

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
Effective August 1, 2018, JetBlue pilots receive a non-elective Company contribution of 15% of eligible pilot compensation per the terms of the finalized collective bargaining agreement between JetBlue and the Air Line Pilots Association, or ALPA, in lieu of the above 401(k) Company matching contribution, Retirement Plus, and Retirement Advantage contributions. Refer to Note 11 to our consolidated financial statements for additional information. The Company's non-elective contribution of 15% of eligible pilot compensation vests after three years of service.
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
Total 401(k) company match, Retirement Plus, Retirement Advantage, pilot retirement contribution, and profit sharing expensed for the three months ended June 30, 2019 and 2018 was $49 million and $37 million, respectively, while the total amount expensed for the six months ended June 30, 2019 and 2018 was $98 million and $78 million, respectively.

Note 7—Commitments and Contingencies
Flight Equipment Commitments
In April 2019, we announced our intention to launch multiple daily flights from John F. Kennedy International Airport and Boston Logan International Airport to London in 2021. In connection with our plans to launch flights to London, we amended our purchase agreement with Airbus to convert 13 A321 new engine option (A321neo) deliveries into A321 Long Range (A321LR) deliveries.
In June 2019, we further amended our purchase agreement with Airbus to convert an additional 13 A321neo deliveries into A321 Xtra Long Range (A321XLR) deliveries. In addition, we also converted 10 of our options for the Airbus A220-300 aircraft into firm orders.
As of June 30, 2019, our firm aircraft orders consisted of 84 Airbus A321neo aircraft and 70 Airbus A220 aircraft, all scheduled for delivery through 2026.
Expenditures for these aircraft and related flight equipment and engines, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $871 million for the remainder of 2019, $1.2 billion in 2020, $1.4 billion in 2021, $1.3 billion in 2022, $1.7 billion in 2023, and $2.2 billion thereafter.
The amount of committed expenditures stated above represents the current delivery schedule set forth in our Airbus order book as of June 30, 2019. In October 2018 and May 2019, we received notice from Airbus of anticipated delivery delays for the A321neo aircraft. We expect a delivery of a maximum of six A321neo aircraft in 2019 as a result of the delays.
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
As of June 30, 2019, we had approximately $27 million in assets serving as collateral for letters of credit relating to a certain number of our leases. These are included in restricted cash and expire at the end of the related lease terms. Additionally, we had approximately $33 million in assets pledged related to our workers compensation insurance policies and other business partner agreements which will expire according to the terms of the related policies or agreements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In April 2014, ALPA was certified by the National Mediation Board, or NMB, as the representative body for JetBlue pilots after winning a representation election. We reached a final agreement for our first collective bargaining agreement which was ratified by the pilots in July 2018. The agreement is a four-year, renewable contract, which became effective August 1, 2018 and included compensation, benefits, work rules, and other policies.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of June 30, 2019 related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

	Jet fuel call option spread agreements	Total
Third Quarter 2019	—%	—%
Fourth Quarter 2019	10%	10%
First Quarter 2020	10%	10%
Second Quarter 2020	10%	10%

The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

Fuel derivatives	June 30, 2019	December 31, 2018
Asset fair value recorded in prepaid expense and other(1)	$5	$—
Longest remaining term (months)	12	6
Hedged volume (barrels, in thousands)	1,572	756
Estimated amount of existing (gains) losses expected to be reclassified into earnings in the next 12 months	$(1)	$4

	Three Months Ended June 30,		Six Months Ended June 30,
Fuel derivatives	2019	2018	2019	2018
Hedge effectiveness (gains) losses recognized in aircraft fuel expense	$2	$—	$4	$—
Hedge (gains) losses on derivatives recognized in comprehensive income	(1)	—	(1)	—
Percentage of actual consumption economically hedged	7%	—%	7%	—%

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
There were no offsetting derivative instruments as of June 30, 2019 and December 31, 2018.

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
The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of June 30, 2019 and December 31, 2018 (in millions):

	June 30, 2019
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents	$136	$—	$—	$136
Available-for-sale investment securities	—	297	—	297
Aircraft fuel derivatives	—	5	—	5

	December 31, 2018
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents	$198	$—	$—	$198
Available-for-sale investment securities	39	197	—	236
Aircraft fuel derivatives	—	—	—	—
Refer to Note 3 to our consolidated financial statements for fair value information related to our outstanding debt obligations as of June 30, 2019 and December 31, 2018.
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
Available-For-Sale Investment Securities
Included in our available-for-sale investment securities are U.S. Treasury bills, time deposits, commercial paper and debt securities. The U.S. Treasury bills are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy. The fair values of the remaining instruments are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. We did not record any material gains or losses on these securities during the three and six months ended June 30, 2019 and 2018.
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
JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10—Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives which qualify for hedge accounting. A rollforward of the amounts included in the accumulated other comprehensive income (loss), net of taxes for the three months ended June 30, 2019 and 2018 are as follows (in millions):

	Aircraft Fuel Derivatives(1)	Total
Balance of accumulated (losses) at March 31, 2019	$(1)	$(1)
Reclassifications into earnings, net of tax benefit $1	1	1
Change in fair value, net of tax benefit $0	1	1
Balance of accumulated income at June 30, 2019	$1	$1

Balance of accumulated income at March 31, 2018	$—	$—
Reclassifications into earnings, net of tax benefit $0	—	—
Change in fair value, net of tax benefit of $0	—	—
Balance of accumulated income at June 30, 2018	$—	$—

(1) Reclassified to aircraft fuel expense

A rollforward of the amounts included in the accumulated other comprehensive income (loss), net of taxes for the six months ended June 30, 2019 and 2018 are as follows (in millions):

	Aircraft Fuel Derivatives(1)	Total
Balance of accumulated (losses) at December 31, 2018	$(3)	$(3)
Reclassifications into earnings, net of tax benefit $1	3	3
Change in fair value, net of tax benefit $0	1	1
Balance of accumulated income at June 30, 2019	$1	$1

Balance of accumulated income at December 31, 2017	$—	$—
Reclassifications into earnings, net of tax benefit $0	—	—
Change in fair value, net of tax benefit $0	—	—
Balance of accumulated income at June 30, 2018	$—	$—
(1) Reclassified to aircraft fuel expense

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 11—Special Items
The following is a listing of special items presented on our consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Special Items	2019	2018	2019	2018
Embraer E190 fleet transition costs(1)	$—	$319	$9	$319
Union contract costs(2)	2	—	5	—
Total	$2	$319	$14	$319
(1) In July 2018, we announced our decision to exit the Embraer E190 fleet and order 60 Airbus A220-300 aircraft, formerly known as the Bombardier CS300, for expected deliveries beginning in 2020 with the option for 60 additional aircraft. As discussed in Note 7, we exercised our option in June 2019 and converted 10 additional A220-300 aircraft into firm deliveries. We expect to transition Embraer E190 aircraft starting in 2020, and we expect the transition to be completed through 2025. Fleet transition costs for the six months ended June 30, 2019, include certain contract termination costs associated with the transition. For the three and six months ended June 30, 2018, fleet transition costs include a $319 million impairment charge of flight equipment and other property and equipment related to our fleet review. Additional expenses may be recorded in future periods as we continue to work through the transition of our Embraer E190 fleet.
(2) In April 2014, ALPA was certified by NMB as the representative body for JetBlue pilots after winning a representation election. We reached a final agreement for our first collective bargaining agreement which was ratified by the pilots in July 2018. The agreement is a four-year renewable contract effective August 1, 2018 which included changes to compensation, benefits, work rules, and other policies. For the three and six months ended June 30, 2019, union contract costs primarily include various one-time costs incurred to implement the provisions of the collective bargaining agreement into our IT systems.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Second Quarter 2019 Results

•	We had a $177 million increase in revenue compared to the second quarter of 2018 primarily due to a 5.9% increase in capacity and an increase in average fares.

•	Operating revenue per available seat mile (RASM) for the three months ended June 30, 2019 increased by 3.1% to 13.14 cents.

•
Operating expense and operating expense per available seat mile (CASM) for the three months ended June 30, 2019 decreased by 10.8% to $1.9 billion and by 15.7% to 11.58 cents, respectively. Our operating expense for the three months ended June 30, 2018 included a $319 million impairment charge related to our decision to transition the Embraer E190 fleet which contributed 2.11 cents to our unit cost in the prior year. Excluding fuel and related taxes, special items, as well as operating expenses related to our non-airline businesses, our cost per available seat mile (CASM ex-fuel)(1) increased by 1.8% to 8.46 cents.

•
Our reported earnings per diluted share for the second quarter of 2019 were $0.59. Special items, principally related to one-time costs incurred to implement the provisions of the collective bargaining agreement into our systems, reduced our reported earnings per share by $0.01.

•	We generated $968 million in cash from operations and $498 million in free cash flow for the six months ended June 30, 2019.
Balance Sheet
We ended the second quarter of 2019 with unrestricted cash, cash equivalents and short-term investments of $909 million and undrawn lines of credit of approximately $625 million. Our unrestricted cash, cash equivalents and short-term investments are approximately 11% of trailing twelve months revenue.
Network
In April 2019, we announced our intention to launch multiple daily flights from John F. Kennedy International Airport and Boston Logan International Airport to London in 2021. We expect London to be our first European destination.
Fleet
In connection with our plans to launch flights to London, we amended our purchase agreement with Airbus in April 2019 to convert 13 Airbus A321neo deliveries into A321LR deliveries.
In June 2019, we further amended our purchase agreement with Airbus to convert an additional 13 Airbus A321neo deliveries into the A321XLR. The range of the Airbus A321XLR will allow us to expand our relevance in Boston and New York, by adding destinations in Europe. In addition, we also converted 10 of our options for the Airbus A220-300 aircraft into firm orders.
We took delivery of our first Airbus A321neo aircraft in June and expect it to enter into service this fall.
Outlook for 2019
For the third quarter of 2019, cost per available seat mile, excluding fuel(1) is expected to increase between 0.5% and 2.5% over the comparable 2018 period. In addition, we expect revenue per available seat mile to range between 0.5% and 3.5% on an operating capacity increase between 3.0% and 5.0% over the comparable 2018 period.
For full year 2019, cost per available seat mile, excluding fuel(1) is expected to range between 0.5% and 1.5% over the comparable 2018 period. In addition, we expect operating capacity to increase between 5.5% and 6.5% over the comparable 2018 period.

(1) Refer to our ''Regulation G Reconciliation" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Three Months Ended June 30, 2019 vs. 2018
Overview
We reported net income of $179 million, operating income of $250 million and an operating margin of 11.9% for the three months ended June 30, 2019. This compares to a net loss of $121 million, an operating loss of $152 million and an operating margin of (7.9)% for the three months ended June 30, 2018. Diluted earnings (losses) per share were $0.59 for the second quarter of 2019 compared to $(0.39) for the same period in 2018.
Our reported results for the three months ended June 30, 2019 and 2018 included the effects of special items. Adjusting for these one-time items(1), our adjusted net income was $180 million, operating income was $252 million, and our adjusted operating margin was 12.0% for the second quarter of 2019. This compares to adjusted net income of $119 million, operating income of $167 million, and operating margin of 8.7% for the second quarter of 2018. Excluding one-time items(1), diluted earnings per share were $0.60 and $0.37 for the second quarter of 2019 and 2018, respectively.
On-time performance, as defined by the Department of Transportation, or DOT, is arrival within 14 minutes of scheduled arrival time. In the second quarter of 2019, our systemwide on-time performance was 74.8% compared to 72.2% for the same period in 2018. Our on-time performance remains challenged by our concentration of operations in the northeast of the U.S., one of the world's most congested airspaces. Our completion factor increased by 0.3 points to 99.3% in the second quarter of 2019 from 99.0% in the same period in 2018, despite runway closures in several of our focus cities during 2019.
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Three Months Ended June 30,		Year-over-Year Change
	2019	2018	$	%
Passenger revenue	$2,031	$1,858	$173	9.3
Other revenue	74	70	4	5.3
Total operating revenues	$2,105	$1,928	$177	9.2

Average Fare	$184.24	$170.08	$14.16	8.3
Yield per passenger mile (cents)	14.74	14.24	0.50	3.5
Passenger revenue per ASM (cents)	12.68	12.27	0.41	3.3
Operating revenue per ASM (cents)	13.14	12.74	0.40	3.1
Average stage length (miles)	1,147	1,088	59	5.4
Revenue passengers (thousands)	11,026	10,923	103	0.9
Revenue passenger miles (millions)	13,782	13,043	739	5.7
Available Seat Miles (ASMs) (millions)	16,029	15,138	891	5.9
Load Factor	86.0%	86.2%		(0.2)	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue as well as revenue from our ancillary product offerings such as EvenMore® Space. The increase in passenger revenue of $173 million, or 9.3%, for the three months ended June 30, 2019 compared to the same period in 2018, was primarily attributable to an 8.3% increase in average fare and a 0.9% increase in revenue passengers.

(1) Refer to our ''Regulation G Reconciliation" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses
In detail, our operating costs per available seat mile, or ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Three Months Ended June 30,		Year-over-Year Change		Cents per ASM
	2019	2018	$	%	2019	2018	% Change
Aircraft fuel and related taxes	$484	$491	$(7)	(1.4)%	3.02	3.24	(6.9)%
Salaries, wages and benefits	576	486	90	18.5	3.59	3.21	11.9
Landing fees and other rents	121	122	(1)	(0.6)	0.75	0.80	(6.2)
Depreciation and amortization	127	114	13	11.3	0.79	0.76	5.1
Aircraft rent	25	24	1	4.8	0.16	0.16	(1.1)
Sales and marketing	75	75	—	(0.4)	0.47	0.50	(5.9)
Maintenance materials and repairs	168	188	(20)	(10.1)	1.05	1.24	(15.1)
Other operating expenses	277	261	16	6.1	1.74	1.72	0.2
Special items	2	319	(317)	(99.3)	0.01	2.11	(99.3)
Total operating expenses	$1,855	$2,080	$(225)	(10.8)%	11.58	13.74	(15.7)%

Total operating expenses excluding special items(1)	$1,853	$1,761	$92	5.3%	11.57	11.63	(0.6)%
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes decreased by $7 million, or 1.4%, for the three months ended June 30, 2019 compared to the same period in 2018. The average fuel price for the three months ended June 30, 2019 decreased by 5.5% to $2.16 per gallon. Our fuel consumption increased by 4.3%, or 9 million gallons, due to an increase in the average number of aircraft operating during the three months ended June 30, 2019 as compared to the same period in 2018.
Salaries, Wages and Benefits
Salaries, wages and benefits increased $90 million, or 18.5%, for the three months ended June 30, 2019 compared to the same period in 2018, primarily driven by the incremental costs of the new pilots' collective bargaining agreement which became effective on August 1, 2018, and a higher number of full-time equivalent Crewmembers.
Depreciation and Amortization
Depreciation and amortization increased $13 million, or 11.3%, for the three months ended June 30, 2019 compared to the same period in 2018, primarily driven by a 3.1% increase in the average number of aircraft operating during the second quarter of 2019 as compared to the same period in 2018.
Maintenance Materials and Repairs
Maintenance materials and repairs decreased $20 million, or 10.1%, for the three months ended June 30, 2019 compared to the same period in 2018, primarily driven by the timing of heavy maintenance visits and engine maintenance.
Other Operating Expenses
Other operating expenses increased $16 million, or 6.1%, for the three months ended June 30, 2019 compared to the same period in 2018, primarily due to an increase in airport services resulting from an increased number of departures and passengers flown.
Special Items
Special items for the three months ended June 30, 2019 include $2 million of one-time costs related to the implementation of our pilots' collective bargaining agreement. For the three months ended June 30, 2018, special items include a $319 million impairment charge related to our decision to transition the Embraer E190 fleet.

(1) Refer to our ''Regulation G Reconciliation" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six Months Ended June 30, 2019 vs. 2018
Overview
We reported net income of $221 million, operating income of $325 million and an operating margin of 8.2% for the six months ended June 30, 2019. This compares to net loss of $31 million, an operating loss of $27 million and an operating margin of (0.7)% for the six months ended June 30, 2018. Diluted earnings (losses) per share were $0.73 for the six months ended June 30, 2019 compared to $(0.10) for the same period in 2018.
Our reported results for the six months ended June 30, 2019 and 2018 included the effects of special items and the implementation of new tax reform legislation. Adjusting for these one-time items(1), our adjusted net income was $232 million, operating income was $339 million, and our adjusted operating margin was 8.5% for the six months ended June 30, 2019. This compares to adjusted net income of $202 million, operating income of $292 million, and adjusted operating margin of 7.9% for the six months ended June 30, 2018. Excluding one-time items(1), diluted earnings per share were $0.76 and $0.63 for the six months ended June 30, 2019 and 2018, respectively.
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Six Months Ended June 30,		Year-over-Year Change
	2019	2018	$	%
Passenger revenue	$3,833	$3,549	$284	8.0
Other revenue	144	133	11	8.3
Total operating revenues	$3,977	$3,682	$295	8.0

Average Fare	$180.89	$170.61	$10.28	6.0
Yield per passenger mile (cents)	14.46	14.25	0.21	1.5
Passenger revenue per ASM (cents)	12.18	12.17	0.01	0.1
Operating revenue per ASM (cents)	12.64	12.63	0.01	0.1
Average stage length (miles)	1,150	1,093	57	5.2
Revenue passengers (thousands)	21,191	20,804	387	1.9
Revenue passenger miles (millions)	26,516	24,909	1,607	6.5
Available Seat Miles (ASMs) (millions)	31,466	29,162	2,304	7.9
Load Factor	84.3%	85.4%		(1.1)	pts.
The increase in passenger revenue of $284 million, or 8.0%, for the six months ended June 30, 2019 compared to the same period in 2018, was primarily attributable to a 6.0% increase in average fare and a 1.9% increase in revenue passengers.

(1) Refer to our ''Regulation G Reconciliation" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses
In detail, our operating costs per available seat mile, or ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Six Months Ended June 30,		Year-over-Year Change		Cents per ASM
	2019	2018	$	%	2019	2018	% Change
Aircraft fuel and related taxes	$921	$908	$13	1.5%	2.93	3.11	(6.0)%
Salaries, wages and benefits	1,151	985	166	16.8	3.66	3.38	8.3
Landing fees and other rents	237	230	7	2.6	0.75	0.79	(4.9)
Depreciation and amortization	251	226	25	11.4	0.80	0.77	3.2
Aircraft rent	50	48	2	3.1	0.16	0.17	(4.5)
Sales and marketing	141	142	(1)	(1.0)	0.45	0.49	(8.3)
Maintenance materials and repairs	324	329	(5)	(1.8)	1.03	1.13	(9.0)
Other operating expenses	563	522	41	8.1	1.78	1.78	0.2
Special items	14	319	(305)	(95.6)	0.04	1.10	(95.9)
Total operating expenses	$3,652	$3,709	$(57)	(1.6)%	11.60	12.72	(8.8)%

Total operating expenses excluding special items(1)	$3,638	$3,390	$248	7.3%	11.56	11.62	(0.6)%
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes increased by $13 million, or 1.5%, for the six months ended June 30, 2019 compared to the same period in 2018. The average fuel price for the six months ended June 30, 2019 decreased by 3.9% to $2.10 per gallon. Our fuel consumption increased by 5.6%, or 24 million gallons, due to increases in the average number of operating aircraft and departures during the six months ended June 30, 2019 as compared to the same period in 2018.
Salaries, Wages and Benefits
Salaries, wages and benefits increased by $166 million , or 16.8%, for the six months ended June 30, 2019 compared to the same period in 2018, primarily driven by the incremental costs of the new pilots' collective bargaining agreement which became effective on August 1, 2018, and a higher number of full-time equivalent Crewmembers.
Depreciation and Amortization
Depreciation and amortization increased $25 million, or 11.4%, for the six months ended June 30, 2019 compared to the same period in 2018, primarily driven by a 3.4% increase in the average number of aircraft operating during the six months ended June 30, 2019 as compared to the same period in 2018. We added seven aircraft to our fleet since June 30, 2018.
Other Operating Expenses
Other operating expenses increased $41 million, or 8.1%, for the six months ended June 30, 2019 compared to the same period in 2018, primarily due to an increase in airport services resulting from an increased number of departures and passengers flown.
Special Items
Special items for the six months ended June 30, 2019 include $9 million of one-time costs related to the Embraer E190 fleet transition and $5 million of one-time costs related to the implementation of our pilots' collective bargaining agreement. Special items for the same period in 2018 include a $319 million impairment charge related to our decision to transition the Embraer E190 fleet.

(1) Refer to our ''Regulation G Reconciliation" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth our operating statistics for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(percent changes based on unrounded numbers)	2019	2018	%		2019	2018	%
Operational Statistics
Revenue passengers (thousands)	11,026	10,923	0.9		21,191	20,804	1.9
Revenue passenger miles (RPMs) (millions)	13,782	13,043	5.7		26,516	24,909	6.5
Available seat miles (ASMs) (millions)	16,029	15,138	5.9		31,466	29,162	7.9
Load factor	86.0%	86.2%	(0.2)	pts	84.3%	85.4%	(1.1)	pts
Aircraft utilization (hours per day)	12.1	12.1	—		11.9	11.7	1.7

Average fare	$184.24	$170.08	8.3		$180.89	$170.61	6.0
Yield per passenger mile (cents)	14.74	14.24	3.5		14.46	14.25	1.5
Passenger revenue per ASM (cents)	12.68	12.27	3.3		12.18	12.17	0.1
Operating revenue per ASM (cents)	13.14	12.74	3.1		12.64	12.63	0.1
Operating expense per ASM (cents)	11.58	13.74	(15.7)		11.60	12.72	(8.8)
Operating expense per ASM, excluding fuel(1)	8.46	8.32	1.8		8.56	8.44	1.4

Departures	93,040	93,688	(0.7)		182,276	179,734	1.4
Average stage length (miles)	1,147	1,088	5.4		1,150	1,093	5.2
Average number of operating aircraft during period	253.0	245.5	3.1		253.0	244.7	3.4
Average fuel cost per gallon, including fuel taxes	$2.16	$2.28	(5.5)		$2.10	$2.19	(3.9)
Fuel gallons consumed (millions)	224	215	4.3		438	414	5.6
Average number of full-time equivalent crewmembers					18,454	17,677
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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of June 30, 2019, we had unrestricted cash and cash equivalents of $461 million and short-term investments of $448 million. We believe our current level of unrestricted cash, cash equivalents and short-term investments of approximately 11% of trailing twelve months revenue, combined with our available lines of credit and portfolio of unencumbered assets provides us with a strong liquidity position and the potential for higher returns on cash deployment.
Analysis of Cash Flows
Operating Activities
We rely primarily on operating cash flows to provide working capital for current and future operations. Cash flows from operating activities were $968 million and $722 million for the six months ended June 30, 2019 and 2018, respectively. Higher earnings, principally driven by higher operating revenues, partially offset by an increase in salaries, wages and benefits, contributed to the increase in operating cash flows.
Investing Activities
During the six months ended June 30, 2019, capital expenditures related to our purchase of flight equipment included $139 million related to the purchase of one Airbus A321neo aircraft and several spare engines, $91 million in work-in-progress relating to flight equipment, $35 million for spare part purchases, and $142 million for flight equipment deposits. Other property and equipment capital expenditures also included ground equipment purchases and facilities improvements for $63 million. Investing activities also included the net purchase of $103 million in investment securities.
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
Financing Activities
Financing activities for the six months ended June 30, 2019 primarily consisted of the acquisitions of treasury shares of $256 million, of which $250 million related to our accelerated share repurchases, and scheduled maturities of $182 million relating to debt and finance lease obligations, partially offset by $27 million of proceeds from the issuance of common stock.
Financing activities for the six months ended June 30, 2018 primarily consisted of acquisitions of treasury shares of $257 million, of which $250 million related to our accelerated share repurchases, and scheduled maturities of $124 million relating to debt and capital lease obligations, partially offset by the issuance of $279 million of debt and $24 million of proceeds from the issuance of common stock.
In March 2019, we filed an automatic shelf registration statement with the SEC. Under this shelf registration statement, we may offer and sell from time to time common stock, preferred stock, debt securities, depositary shares, warrants, stock purchase contracts, stock purchase units, subscription rights, and pass-through certificates. Through to June 30, 2019, we had not issued any securities under this registration statement. We may utilize this shelf registration statement, or a replacement filed with the SEC, in the future to raise capital to fund the continued development of our products and services, the commercialization of our products and services, or for other general corporate purposes.
Working Capital
We had a working capital deficit of $1.4 billion and $1.1 billion at June 30, 2019 and December 31, 2018, respectively. Working capital deficits can be customary in the airline industry because a significant portion of air traffic liability is classified as a current liability. Our working capital deficit increased by $0.3 billion due to several factors, including an overall increase in our air traffic liability.
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
Contractual Obligations
Our contractual obligations at June 30, 2019 include the following (in millions):

	Payments due in
	Total	2019	2020	2021	2022	2023	Thereafter
Debt and finance lease obligations(a)	$1,723	$159	$327	$305	$272	$245	$415
Operating lease obligations	1,230	66	132	127	118	109	678
Flight equipment purchase obligations	8,715	871	1,196	1,433	1,289	1,694	2,232
Other obligations(b)	2,853	250	314	341	324	325	1,299
Total	$14,521	$1,346	$1,969	$2,206	$2,003	$2,373	$4,624
(a) Includes actual interest and estimated interest for floating-rate debt based on June 30, 2019 rates
(b) Amounts include noncancelable commitments for the purchase of goods and services
As of June 30, 2019, we believe we are in compliance with the covenants of our debt and lease agreements. We have approximately $27 million of restricted cash pledged under standby letters of credit related to certain leases that will expire at the end of the related lease terms.
In April 2019, we announced our intention to launch multiple daily flights from John F. Kennedy International Airport and Boston Logan International Airport to London in 2021. In connection with our plans to launch flights to London, we amended our purchase agreement with Airbus to convert 13 Airbus A321neo deliveries into A321LR deliveries.
In June 2019, we further amended our purchase agreement with Airbus to convert an additional 13 A321neo deliveries into A321XLR deliveries. The range of the Airbus A321XLR will allow us to expand our relevance in Boston and New York, by adding more destinations in Europe. In addition, we also converted 10 of our options for the Airbus A220-300 aircraft into firm orders.
As of June 30, 2019, we operated a fleet of 130 Airbus A320 aircraft, 64 Airbus A321 aircraft and 60 Embraer E190 aircraft. Of our fleet, 206 are owned by us, 42 are leased under operating leases and six are leased under finance leases. As of June 30, 2019, the average age of our operating fleet was 10.3 years and our future aircraft order book was as follows:

Year	Airbus A220	Airbus A321neo	Total
2019	—	12	12
2020	1	14	15
2021	6	17	23
2022	8	15	23
2023	19	14	33
2024	22	12	34
2025	12	—	12
2026	2	—	2
Total	70	84	154
In October 2018 and May 2019, we received notice from Airbus of anticipated delivery delays for the A321neo aircraft. The table above represents the current delivery schedule set forth in our Airbus order book as of June 30, 2019. However, due to delays, we expect a delivery of a maximum of six Airbus A321neo aircraft in 2019.

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
Forward-Looking Information
Forward-Looking Information Statements in this Report (or otherwise made by JetBlue or on JetBlue’s behalf) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which represent our management’s beliefs and assumptions concerning future events. When used in this document and in documents incorporated herein by reference, the words “expects,” “plans,” “anticipates,” “indicates,” “believes,” “forecast,” “guidance,” “outlook,” “may,” “will,” “should,” “seeks,” “targets” and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks, uncertainties and assumptions, and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including, without limitation, our extremely competitive industry; volatility in financial and credit markets which could affect our ability to obtain debt and/or lease financing or to raise funds through debt or equity issuances; our significant fixed obligations and substantial indebtedness; volatility in fuel prices, maintenance costs and interest rates; our reliance on high daily aircraft utilization; our ability to implement our growth strategy; our ability to attract and retain qualified personnel and maintain our culture as we grow; our reliance on a limited number of suppliers, including for aircraft, aircraft engines and parts and vulnerability to delays by those suppliers; our dependence on the New York and Boston metropolitan markets and the effect of increased congestion in these markets; our reliance on automated systems and technology; our being subject to potential unionization, work stoppages, slowdowns or increased labor costs; our presence in some international emerging markets that may experience political or economic instability or may subject us to legal risk; reputational and business risk from information security breaches or cyber-attacks; changes in or additional domestic or foreign government regulation, including new or

(1) Refer to our ''Regulation G Reconciliation" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

increased tariffs; changes in our industry due to other airlines' financial condition; acts of war or terrorism; global economic conditions or an economic downturn leading to a continuing or accelerated decrease in demand for air travel; the spread of infectious diseases; adverse weather conditions or natural disasters; and external geopolitical events and conditions. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change prior to the end of each quarter or year.
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

Reconciliation of Operating Expense per ASM, excluding fuel
(in millions; per ASM data in cents; percentages based on unrounded numbers)	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	$	per ASM	$	per ASM	$	per ASM	$	per ASM
Total operating expenses	$1,855	$11.58	$2,080	$13.74	$3,652	$11.60	$3,709	$12.72
Less:
Aircraft fuel and related taxes	484	3.02	491	3.24	921	2.93	908	3.11
Other non-airline expenses	12	0.09	11	0.07	23	0.07	20	0.07
Special items	2	0.01	319	2.11	14	0.04	319	1.10
Operating expenses, excluding fuel	$1,357	$8.46	$1,259	$8.32	$2,694	$8.56	$2,462	$8.44

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

Reconciliation of Operating Expenses, Income before taxes, Net Income and Earnings Per Common Share excluding special items and impact of tax reform
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions except per share amounts)	2019	2018	2019	2018
Total operating expenses	$1,855	$2,080	$3,652	$3,709
Less: Special items	2	319	14	319
Total operating expenses excluding special items	$1,853	$1,761	$3,638	$3,390

Operating income (loss)	$250	$(152)	$325	$(27)
Add back: Special items	2	319	14	319
Operating income excluding special items	$252	$167	$339	$292

Income (loss) before income taxes	$236	$(162)	$294	$(49)
Add back: Special items	2	319	14	319
Income before income taxes excluding special items	$238	$157	$308	$270

Income before income taxes excluding special items	$238	$157	$308	$270
Less: Income tax expense (benefit)	57	(41)	73	(18)
Less: Income tax related to special items	1	79	3	79
Less: Tax reform impact	—	—	—	7
Net Income excluding special items and tax reform impact	$180	$119	$232	$202

Earnings Per Common Share:
Basic	$0.60	$(0.39)	$0.73	$(0.10)
Add back: Special items, net of tax	—	0.77	0.03	0.75
Less: Tax reform impact	—	—	—	0.02
Basic excluding special items and tax reform impact	$0.60	$0.38	$0.76	$0.63

Diluted	$0.59	$(0.39)	$0.73	$(0.10)
Add back: Special items, net of tax	0.01	0.76	0.03	0.75
Less: Tax reform impact	—	—	—	0.02
Diluted excluding special items and tax reform impact	$0.60	$0.37	$0.76	$0.63

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

Reconciliation of Free Cash Flow
	Six Months Ended June 30,
(in millions)	2019	2018
Net cash provided by operating activities	$968	$722
Less: Capital expenditures	(328)	(368)
Less: Predelivery deposits for flight equipment	(142)	(38)
Free Cash Flow	$498	$316

PART I. FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2018 Form 10-K.
Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the June 30, 2019 cost per gallon of fuel. Based on projected fuel consumption for the next 12 months, including the impact of our hedging position, such an increase would result in an increase to aircraft fuel expense of approximately $185 million. As of June 30, 2019, we had hedged approximately 5% of our projected fuel requirement for the remainder of 2019. All hedge contracts existing at June 30, 2019 settle by June 30, 2020. The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts. Refer to Note 8 to our consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $1.2 billion of our debt and finance lease obligations, with the remaining $0.2 billion having floating interest rates. As of June 30, 2019, if interest rates were on average 100 basis points higher in 2019 our annual interest expense would increase by approximately $2 million. This is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt and finance leases.
If interest rates were to average 100 basis points lower in 2019 than they did during 2018, our interest income from cash and investment balances would remain relatively constant. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents and investment securities balances for the trailing twelve month period.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the fiscal quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. FINANCIAL INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business we are party to various legal proceedings and claims which we believe are incidental to the operation of our business. Refer to Note 7 to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

ITEM 1A. RISK FACTORS
Part I, Item 1A "Risk Factors" of our 2018 Form 10-K, includes a discussion of our risk factors. There were no material changes from the risk factors associated with our business previously disclosed in Part I, Item 1A "Risk Factors" of our 2018 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On December 8, 2017, the Board of Directors approved a two year share repurchase authorization starting on January 1, 2018, of up to $750 million worth of JetBlue common stock. The authorization can be executed through repurchases in open market transactions pursuant to Rules 10b-18 and/or 10b5-1 of the Securities Exchange Act of 1934, as amended, and/or one or more privately-negotiated accelerated stock repurchase transactions. We may adjust or change our share repurchase practices based on market conditions and other alternatives.

During the three months ended June 30, 2019, the following shares were repurchased under the program (in millions):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 2019	—		—	$250
May 2019	1.3	(1)	1.3	$250
June 2019	5.2	(2)	5.2	$125
Total	6.5		6.5

(1) On March 11, 2019, JetBlue entered into an accelerated share repurchase agreement, or ASR, paying $125 million for an initial delivery of 6.1 million shares. The term of the ASR concluded on May 21, 2019 with delivery of 1.3 million additional shares to JetBlue on May 22, 2019. A total of 7.4 million shares, at an average price of $16.93 per share, were repurchased under the agreement.
(2) On June 13, 2019, JetBlue entered into ASR paying $125 million for an initial delivery of 5.2 million shares. The term of the ASR is expected to be completed by the end of the third quarter of 2019. The total number of shares to ultimately be purchased by JetBlue will be based on the average volume weighted average prices of JetBlue's common stock during the term of the ASR, less a discount.

ITEM 6. EXHIBITS
See accompanying Exhibit Index included after the signature page of this Report for a list of the exhibits filed or furnished with this Report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	July 26, 2019	By:	/s/ Alexander Chatkewitz
Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
10.1*	Amendment No. 12 to Airbus Family Purchase Agreement, dated as of April 9, 2019, between Airbus S.A.S. and JetBlue Airways Corporation
10.2*	Amendment No. 13 to Airbus Family Purchase Agreement, dated as of June 20, 2019, between Airbus S.A.S. and JetBlue Airways Corporation
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*
Information in this exhibit identified by brackets is confidential and has been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K because it (i) is not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.