Form 10-Q
period 2019-09-30
JETBLUE AIRWAYS CORP
filed 2019-10-28
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of September 30, 2019, there were 288,694,046 shares outstanding of the registrant’s common stock, par value $0.01.

JETBLUE AIRWAYS CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$695	$474
Investment securities	299	413
Receivables, less allowance (2019-$2; 2018-$1)	251	211
Inventories, less allowance (2019-$21; 2018-$18)	84	78
Prepaid expenses and other	131	212
Total current assets	1,460	1,388
PROPERTY AND EQUIPMENT
Flight equipment	9,927	9,525
Predelivery deposits for flight equipment	440	293
Total flight equipment and predelivery deposits, gross	10,367	9,818
Less accumulated depreciation	2,693	2,448
Total flight equipment and predelivery deposits, net	7,674	7,370
Other property and equipment	1,130	1,074
Less accumulated depreciation	511	461
Total other property and equipment, net	619	613
Total property and equipment	8,293	7,983
OPERATING LEASE ASSETS	974	1,056
OTHER ASSETS
Investment securities	5	3
Restricted cash	62	59
Other	525	470
Total other assets	592	532
TOTAL ASSETS	$11,319	$10,959

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	September 30, 2019	December 31, 2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$465	$437
Air traffic liability	1,199	1,035
Accrued salaries, wages and benefits	356	313
Other accrued liabilities	290	298
Current operating lease liabilities	133	133
Current maturities of long-term debt and finance leases	316	309
Total current liabilities	2,759	2,525
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS	1,320	1,361
LONG-TERM OPERATING LEASE LIABILITIES	739	798
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	1,199	1,112
Air traffic liability - loyalty non-current	494	447
Other	44	31
Total deferred taxes and other liabilities	1,737	1,590
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 425 and 422 shares issued and 288 and 306 shares outstanding at September 30, 2019 and December 31, 2018, respectively	4	4
Treasury stock, at cost; 137 and 116 shares at September 30, 2019 and December 31, 2018, respectively	(1,628)	(1,272)
Additional paid-in capital	2,228	2,203
Retained earnings	4,161	3,753
Accumulated other comprehensive (loss)	(1)	(3)
Total stockholders’ equity	4,764	4,685
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,319	$10,959

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
OPERATING REVENUES
Passenger	$2,005	$1,941	$5,838	$5,490
Other	81	67	225	200
Total operating revenues	2,086	2,008	6,063	5,690
OPERATING EXPENSES
Aircraft fuel and related taxes	471	515	1,392	1,423
Salaries, wages and benefits	580	515	1,731	1,500
Landing fees and other rents	125	123	362	355
Depreciation and amortization	134	120	385	345
Aircraft rent	26	28	76	76
Sales and marketing	74	72	215	214
Maintenance materials and repairs	158	168	482	498
Other operating expenses	271	277	833	798
Special items	—	112	14	431
Total operating expenses	1,839	1,930	5,490	5,640
OPERATING INCOME	247	78	573	50
OTHER INCOME (EXPENSE)
Interest expense	(18)	(18)	(57)	(49)
Capitalized interest	4	2	10	7
Gain on equity method investments	15	—	15	—
Interest income and other	6	6	7	11
Total other income (expense)	7	(10)	(25)	(31)
INCOME BEFORE INCOME TAXES	254	68	548	19
Income tax expense	67	18	140	—
NET INCOME	$187	$50	$408	$19

EARNINGS PER COMMON SHARE:
Basic	$0.63	$0.16	$1.36	$0.06
Diluted	$0.63	$0.16	$1.35	$0.06

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended September 30,
	2019	2018
NET INCOME	$187	$50
Changes in fair value of derivative instruments, net of reclassifications into earnings (net of tax benefit/(expense) of $0 and $0 in 2019 and 2018, respectively)	(2)	1
Total other comprehensive income (loss)	(2)	1
COMPREHENSIVE INCOME	$185	$51

	Nine Months Ended September 30,
	2019	2018
NET INCOME	$408	$19
Changes in fair value of derivative instruments, net of reclassifications into earnings (net of tax benefit/(expense) of $1 and $0 in 2019 and 2018, respectively)	2	1
Total other comprehensive income	2	1
COMPREHENSIVE INCOME	$410	$20

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$408	$19
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	87	(1)
Depreciation	349	311
Amortization	36	34
Stock-based compensation	24	20
Impairment of long-lived assets	—	319
Gain on equity method investments	(15)	—
Changes in certain operating assets and liabilities	314	218
Other, net	(5)	4
Net cash provided by operating activities	1,198	924
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(505)	(538)
Predelivery deposits for flight equipment	(172)	(123)
Purchase of held-to-maturity investments	(353)	(250)
Proceeds from the maturities of held-to-maturity investments	495	441
Purchase of available-for-sale securities	(761)	(702)
Proceeds from the sale of available-for-sale securities	730	415
Other, net	(11)	(18)
Net cash used in investing activities	(577)	(775)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	27	25
Proceeds from issuance of long-term debt	218	540
Repayment of long-term debt and finance lease obligations	(258)	(178)
Acquisition of treasury stock	(381)	(382)
Other, net	(3)	—
Net cash (used in) provided by financing activities	(397)	5
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	224	154
Cash, cash equivalents and restricted cash at beginning of period	533	359
Cash, cash equivalents and restricted cash at end of period(1)	$757	$513

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest (net of amount capitalized)	$50	$46
Cash payments for income taxes (net of refunds)	(54)	11

(1) Reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets:
	September 30, 2019	September 30, 2018
Cash and cash equivalents	$695	$454
Restricted cash	62	59
Total cash, cash equivalents and restricted cash	$757	$513

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in millions)

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2019	425	$4	129	$(1,503)	$2,221	$3,974	$1	$4,697
Net income	—	—	—	—	—	187	—	187
Other comprehensive income	—	—	—	—	—	—	(2)	(2)
Vesting of restricted stock units	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	7	—	—	7
Stock issued under Crewmember stock purchase plan	—	—	—	—	—	—	—	—
Shares repurchased	—	—	8	(125)	—	—	—	(125)
Balance at September 30, 2019	425	$4	137	$(1,628)	$2,228	$4,161	$(1)	$4,764

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2018	421	$4	108	$(1,122)	$2,139	$3,533	$—	$4,554
Net income	—	—	—	—	—	50	—	50
Other comprehensive income	—	—	—	—	—	—	1	1
Vesting of restricted stock units	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	6	—	—	6
Stock issued under Crewmember stock purchase plan	—	—	—	—	—	—	—	—
Shares repurchased	—	—	8	(150)	25	—	—	(125)
Balance at September 30, 2018	421	$4	116	$(1,272)	$2,170	$3,583	$1	$4,486

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018	422	$4	116	$(1,272)	$2,203	$3,753	$(3)	$4,685
Net income	—	—	—	—	—	408	—	408
Other comprehensive income	—	—	—	—	—	—	2	2
Vesting of restricted stock units	1	—	1	(6)	—	—	—	(6)
Stock compensation expense	—	—	—	—	24	—	—	24
Stock issued under Crewmember stock purchase plan	2	—	—	—	26	—	—	26
Shares repurchased	—	—	20	(350)	(25)	—	—	(375)
Balance at September 30, 2019	425	$4	137	$(1,628)	$2,228	$4,161	$(1)	$4,764

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2017	418	$4	97	$(890)	$2,127	$3,564	$—	$4,805
Net income	—	—	—	—	—	19	—	19
Other comprehensive income	—	—	—	—	—	—	1	1
Vesting of restricted stock units	1	—	—	(7)	—	—	—	(7)
Stock compensation expense	—	—	—	—	20	—	—	20
Stock issued under Crewmember stock purchase plan	2	—	—	—	23	—	—	23
Shares repurchased	—	—	19	(375)	—	—	—	(375)
Balance at September 30, 2018	421	$4	116	$(1,272)	$2,170	$3,583	$1	$4,486

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
Held-to-maturity investment securities. The contractual maturities of the held-to-maturity investments we held as of September 30, 2019 were not greater than 24 months. We did not record any significant gains or losses on these securities during the three and nine months ended September 30, 2019 or 2018. The estimated fair value of these investments approximated their carrying value as of September 30, 2019 and December 31, 2018, respectively.
The carrying values of investment securities consisted of the following at September 30, 2019 and December 31, 2018 (in millions):

	September 30, 2019	December 31, 2018
Available-for-sale securities
Time deposits	$255	$190
U.S. Treasury	—	39
Debt securities	9	7
Total available-for-sale securities	264	236
Held-to-maturity securities
U.S. Treasury	40	180
Total investment securities	$304	$416

Other Investments
Our wholly-owned subsidiary, JetBlue Technology Ventures, LLC, or JTV, has equity investments in emerging companies which do not have readily determinable fair values. In accordance with ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, we account for these investments using a measurement alternative which allows entities to measure these investments at cost, less any impairment, adjusted for changes from observable price changes in orderly transactions for identifiable or similar investments of the same issuer. The carrying amount of these investments was $28 million and $25 million as of September 30, 2019 and December 31, 2018, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Equity Method Investments
Investments in which we can exercise significant influence are accounted for using the equity method in accordance with Topic 323, Investments - Equity Method and Joint Ventures of the Codification. The carrying amount of our equity method investments, which is recorded within other assets on our consolidated balance sheets, was $39 million and $11 million as of September 30, 2019 and December 31, 2018, respectively. In September 2019, we recognized a gain of $15 million on one of our equity method investments related to its fair value measurement upon the closing of a subsequent financing round.

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
We elected to use the package of transition provisions available for expired or existing contracts, which allowed us to carryforward our historical assessment of whether contracts are or contain leases, lease classification, and initial direct costs. Refer to Note 4 to our condensed consolidated financial statements for more information.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The update requires the use of an "expected loss" model on certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. For trade receivables, loans and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. ASU 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019, with early adoption is permitted. We are still evaluating the full impact of ASU 2016-13 but do not expect the adoption to have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The update eliminates, adds, and modifies certain disclosure requirements for fair value measurements. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted of the entire standard or only the provisions that eliminate or modify disclosure requirements. We are still evaluating the full impact of adopting ASU 2018-13 on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The update provides guidance for determining if a cloud computing arrangement is within the scope of internal-use software guidance, and would require capitalization of certain implementation costs. ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted. We adopted the requirements of ASU 2018-15 on April 1, 2019 using the prospective transition method. The adoption of ASU 2018-15 did not have a material impact on our consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2— Revenue Recognition
The Company categorizes the revenues received from contracts with its customers by revenue source as we believe it best depicts the nature, amount, timing, and uncertainty of our revenue and cash flow. The following table provides the revenues recognized by revenue source for the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Passenger revenue
Passenger travel	$1,914	$1,865	$5,563	$5,262
Loyalty revenue - air transportation	91	76	275	228
Other revenue
Loyalty revenue	54	42	146	122
Other revenue	27	25	79	78
Total revenues	$2,086	$2,008	$6,063	$5,690

For the three and nine months ended September 30, 2019, TrueBlue® points earned from ticket purchases are presented as a reduction to Passenger travel within passenger revenue. Amounts presented in Loyalty revenue - air transportation represent the revenue recognized when TrueBlue points have been redeemed and the travel has occurred. The corresponding amounts within the three and nine months ended September 30, 2018 have been reclassified to be comparable with the current period presentation. These reclassifications do not impact total passenger revenue.
Contract Liabilities
Our contract liabilities primarily consist of ticket sales for which transportation has not yet been provided, unused credits available to customers, and outstanding loyalty points available for redemption (in millions):

	September 30, 2019	December 31, 2018
Contract liabilities
Air traffic liability - passenger travel	$1,035	$892
Air traffic liability - loyalty program (air transportation)	647	580
Deferred revenue	11	10
Total contract liabilities	$1,693	$1,482

During the nine months ended September 30, 2019 and 2018, we recognized revenue of $856 million and $802 million, respectively, which was included in contract liabilities at the beginning of the respective periods.
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
The table below presents the activity of the current and non-current air traffic liability for TrueBlue® points, and includes points earned and sold to participating companies for the nine months ended September 30, 2019 and 2018 (in millions):

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Balance at December 31, 2018	$580
TrueBlue® points redeemed	(275)
TrueBlue® points earned and sold	342
Balance at September 30, 2019	$647

Balance at December 31, 2017	$502
TrueBlue® points redeemed	(228)
TrueBlue® points earned and sold	290
Balance at September 30, 2018	$564

The timing of our TrueBlue® point redemptions can vary; however, the majority of our points are redeemed within approximately three years of the date of issuance.

Note 3—Long-Term Debt, Short-Term Borrowings, and Finance Lease Obligations
During the nine months ended September 30, 2019, we made scheduled principal payments of $258 million on our outstanding long-term debt and finance lease obligations.
In September 2019, we issued $218 million in fixed rate equipment notes due through 2027, which are secured by ten Airbus A320 aircraft and two Airbus A321 aircraft.
We had pledged aircraft, engines, other equipment, and facilities with a net book value of $3.1 billion at September 30, 2019 as security under various financing arrangements. At September 30, 2019, scheduled maturities of all of our long-term debt and finance lease obligations were $64 million for the remainder of 2019, $313 million in 2020, $304 million in 2021, $282 million in 2022, $262 million in 2023, and $411 million thereafter.
The carrying amounts and estimated fair values of our long-term debt, net of debt acquisition costs, at September 30, 2019 and December 31, 2018 were as follows (in millions):

	September 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Public Debt
Fixed rate special facility bonds, due through 2036	$42	$46	$42	$44
Non-Public Debt
Fixed rate enhanced equipment notes, due through 2023	133	140	151	153
Floating rate equipment notes, due through 2028	211	213	245	245
Fixed rate equipment notes, due through 2028	1,158	1,238	1,125	1,135
Total(1)	$1,544	$1,637	$1,563	$1,577

(1) Total excludes finance lease obligations of $92 million for September 30, 2019 and $107 million for December 31, 2018.
The estimated fair values of our publicly held long-term debt are classified as Level 2 in the fair value hierarchy. The fair values of our enhanced equipment notes and our special facility bonds were based on quoted market prices in markets with low trading volumes. The fair value of our non-public debt was estimated using a discounted cash flow analysis based on our borrowing rates for instruments with similar terms and therefore classified as Level 3 in the fair value hierarchy. The fair values of our other financial instruments approximate their carrying values. Refer to Note 9 to our condensed consolidated financial statements for an explanation of the fair value hierarchy structure.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

We have financed certain aircraft with Enhanced Equipment Trust Certificates, or EETCs. One of the benefits of this structure is being able to finance several aircraft at one time, rather than individually. The structure of EETC financing is that we create pass-through trusts in order to issue pass-through certificates. The proceeds from the issuance of these certificates are then used to purchase equipment notes, which are issued by us and are secured by our aircraft. These trusts meet the definition of a variable interest entity, or VIE, as defined in the Consolidations topic of the Codification, and must be considered for consolidation in our consolidated financial statements. Our assessment of our EETCs considers both quantitative and qualitative factors including the purpose for which these trusts were established and the nature of the risks in each. The main purpose of the trust structure is to enhance the credit worthiness of our debt obligation through certain bankruptcy protection provisions, liquidity facilities and lower our total borrowing cost. We concluded that we are not the primary beneficiary in these trusts because our involvement in them is limited to principal and interest payments on the related notes, the trusts were not set up to pass along variability created by credit risk to us, and the likelihood of our defaulting on the notes. Therefore, we have not consolidated these trusts in our consolidated financial statements.
Short-term Borrowings
Citibank Line of Credit
In August 2019, we amended our revolving Credit and Guaranty Agreement with Citibank N.A. as the administrative agent. The amendment increased our borrowing capacity by $125 million to $550 million and extended the term of the facility through August 2023. Borrowings under the Credit and Guaranty Agreement bear interest at a variable rate equal to LIBOR, plus a margin. The Credit and Guaranty Agreement is secured by Slots at John F. Kennedy International Airport, LaGuardia Airport and Reagan National Airport as well as certain other assets. Slots are rights to take-off or land at a specific airport during a specific time period and are a means by which airport capacity and congestion can be managed. The Credit and Guaranty Agreement includes covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under revolving credit facilities. In addition, the covenants restrict our ability to, among other things, dispose of certain collateral, or merge, consolidate, or sell assets. As of and for the periods ended September 30, 2019 and December 31, 2018, we did not have a balance outstanding or any borrowings under this line of credit.
Morgan Stanley Line of Credit
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon LIBOR, plus a margin. As of and for the periods ended September 30, 2019 and December 31, 2018, we did not have a balance outstanding or any borrowings under this line of credit.

Note 4—Leases
As discussed in Note 1 to our condensed consolidated financial statements, we adopted ASU 2016-02, Leases (Topic 842) of the Codification, as of January 1, 2019. The new standard requires leases with durations greater than twelve months to be recognized on the balance sheet. Our 2018 and 2017 financial statements have been recast to reflect the retrospective application of the new standard.
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
The table below presents the lease-related assets and liabilities recorded on our consolidated balance sheets as of September 30, 2019 and December 31, 2018 (in millions):

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		September 30, 2019	December 31, 2018
Assets	Classification on Balance Sheet
Operating lease assets	Operating lease assets	$974	$1,056
Finance lease assets	Property and equipment, net	172	181
Total lease assets		$1,146	$1,237

Liabilities	Classification on Balance Sheet
Current:
Operating lease liabilities	Current operating lease liabilities	$133	$133
Finance lease liabilities	Current maturities of long-term debt and finance leases	25	18
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	739	798
Finance lease liabilities	Long-term debt and finance lease obligations	67	89
Total lease liabilities		$964	$1,038

		September 30, 2019	December 31, 2018
Weighted-average remaining lease term (in years)
Operating leases		11	11
Finance leases		3	4
Weighted-average discount rate
Operating leases		5.96%	5.95%
Finance leases		4.78%	4.73%

Flight Equipment Leases
We operated a fleet of 254 aircraft as of September 30, 2019. Of our fleet, 41 aircraft were under operating leases and six aircraft were under finance leases. Our aircraft leases generally have long durations with remaining terms of nine months to nine years.
The majority of aircraft operating leases can be renewed at rates based on fair market value at the end of the lease term for one or two years. None of our aircraft operating leases have variable rate rent payments. We have purchase options for 41 of our aircraft leases at the end of their lease term. These purchase options are at fair market value and have a one-time option during the term at fixed amounts that were expected to approximate the fair market value at lease inception.
Facility Leases
Our facility leases are primarily for space at the airports we serve. These leases are classified as operating leases and reflect our use of passenger terminal service facilities consisting of ticket counters, gate space, operations support area, and baggage service offices. We generally lease space directly or indirectly from the local airport authority on varying terms dependent on prevailing practices at each airport. The remaining terms of our airport leases vary from three months to 16 years. Our leases at certain airports contain provisions for periodic adjustments of rental rates based on the operating costs of the airports or the frequency of use of the facilities. Because of the variable nature of the rates, these leases are not recorded as operating lease assets and operating lease liabilities on our consolidated balance sheets.
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
Lease Costs

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents certain information related to our lease costs during the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating lease cost	$46	$48	$138	$137
Short-term lease cost	1	1	2	2
Finance lease cost:
Amortization of assets	2	2	7	7
Interest on lease liabilities	1	1	2	3
Variable lease cost	104	102	298	292
Sublease income	(6)	(3)	(14)	(11)
Total net lease cost	$148	$151	$433	$430

Other Information
The table below presents supplemental cash flow information related to leases during the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$33	$36	$109	$116
Operating cash flows for finance leases	2	2	4	4
Financing cash flows for finance leases	6	6	15	14

Lease Commitments
The table below presents scheduled future minimum lease payments for operating and finance leases recorded on our consolidated balance sheets, as of September 30, 2019 (in millions):

	As of September 30, 2019
	Operating Leases	Finance Leases
2019	$34	$3
2020	133	35
2021	127	39
2022	118	10
2023	110	9
Thereafter	682	5
Total minimum lease payments	1,204	101
Less: amount of lease payments representing interest	(332)	(9)
Present value of future minimum lease payments	872	92
Less: current obligations under leases	(133)	(25)
Long-term lease obligations	$739	$67

We do not have any lease commitments that have not yet commenced as of September 30, 2019.

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
The following is a reconciliation of weighted average shares and a calculation of earnings per share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (1)	$187	$50	$408	$19

Weighted average basic shares	294.0	308.7	300.1	314.8
Effect of dilutive securities	1.9	1.6	1.7	1.6
Weighted average diluted shares	295.9	310.3	301.8	316.4

Earnings per common share
Basic	$0.63	$0.16	$1.36	$0.06
Diluted	0.63	0.16	1.35	0.06
(1) As discussed in Note 1 to our condensed consolidated financial statements, we adopted ASC 842, Leases, as of January 1, 2019. The adoption of this standard did not have a material impact to our previously reported net income for the three and nine months ended September 30, 2018.
On September 6, 2019, JetBlue entered into an accelerated share repurchase agreement, or ASR, paying $125 million for an initial delivery of 6.0 million shares. The term of the ASR is expected to be completed by the end of the fourth quarter of 2019, and the final number of shares to be received or returned will be determined.
On June 13, 2019, JetBlue entered into an ASR, paying $125 million for an initial delivery of 5.2 million shares. The term of the ASR concluded on August 13, 2019 with the delivery of 1.5 million additional shares to JetBlue on August 15, 2019. A total of 6.7 million shares, at an average price of $18.58 per share, were repurchased under the agreement.
On March 11, 2019, JetBlue entered into an ASR, paying $125 million for an initial delivery of 6.1 million shares. The term of the ASR concluded on May 21, 2019 with the delivery of 1.3 million additional shares to JetBlue on May 22, 2019. A total of 7.4 million shares, at an average price of $16.93 per share, were repurchased under the agreement.
On August 1, 2018, JetBlue entered into an ASR, paying $125 million. The term of the ASR concluded on September 28, 2018. A total of 6.7 million shares, at an average price of $18.69 per share, were repurchased under the agreement.
On May 24, 2018, JetBlue entered into an ASR, paying $125 million for an initial delivery of 5.3 million shares. The term of the ASR concluded on July 23, 2018 with the delivery of 1.3 million additional shares to JetBlue on July 25, 2018. A total of 6.6 million shares, at an average price of $18.85 per share, were repurchased under the agreement.
On March 1, 2018, JetBlue entered into an ASR, paying $125 million. The term of the ASR concluded on March 23, 2018. A total of 5.8 million shares, at an average price of $21.49 per share, were repurchased under the agreement.

Note 6—Crewmember Retirement Plan
We sponsor a retirement savings 401(k) defined contribution plan, or the Plan, covering all of our Crewmembers under which we match 100% of our Crewmembers' contributions, up to 5% of their eligible wages. The contributions vest over three years and are measured from a Crewmember's hire date. Crewmembers are immediately vested in their voluntary contributions.

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
Effective August 1, 2018, JetBlue pilots receive a non-elective Company contribution of 15% of eligible pilot compensation per the terms of the finalized collective bargaining agreement between JetBlue and the Air Line Pilots Association, or ALPA, in lieu of the above described 401(k) Company matching contribution, Retirement Plus, and Retirement Advantage contributions. Refer to Note 11 to our condensed consolidated financial statements for additional information. The Company's non-elective contribution of 15% of eligible pilot compensation vests after three years of service.
Our non-management Crewmembers are eligible to receive profit sharing, calculated as 10% of adjusted pre-tax income before profit sharing and special items up to a pre-tax margin of 18%, with the result reduced by Retirement Plus contributions and the equivalent of Retirement Plus contributions for pilots. If JetBlue's resulting pre-tax margin exceeds 18%, non-management Crewmembers will receive 20% profit sharing above an 18% pre-tax margin.
Total 401(k) company matching contribution, Retirement Plus, Retirement Advantage, pilot retirement contribution, and profit sharing expensed for the three months ended September 30, 2019 and 2018 was $50 million and $43 million, respectively, while the total amount expensed for the nine months ended September 30, 2019 and 2018 was $148 million and $122 million, respectively.

Note 7—Commitments and Contingencies
Flight Equipment Commitments
As of September 30, 2019, our firm aircraft orders consisted of 84 Airbus A321neo aircraft and 70 Airbus A220 aircraft, all scheduled for delivery through 2026.
Expenditures for these aircraft and related flight equipment and engines, including estimated amounts for contractual price escalations and predelivery deposits, will be approximately $781 million for the remainder of 2019, $1.2 billion in 2020, $1.4 billion in 2021, $1.3 billion in 2022, $1.7 billion in 2023, and $2.2 billion thereafter.
The amount of committed expenditures stated above represents the current delivery schedule set forth in our Airbus order book as of September 30, 2019. In October 2018 and May 2019, we received notice from Airbus of anticipated delivery delays for the A321neo aircraft. We expect a delivery of a maximum of six A321neo aircraft in 2019 as a result of the delays.
In October 2019, the Office of the U.S. Trade Representative announced a 10% tariff on new commercial aircraft and related parts imported from certain European Union member states, which include aircraft and other parts we are already contractually obligated to purchase, including those noted above. We are working with our business partners, including Airbus, to evaluate the potential financial and operational impact of this announcement on our future aircraft deliveries. The imposition of the tariff could substantially increase the cost of new Airbus aircraft and parts. Please refer to the "Risk Factors" section in Part II, Item1A of this Report for further details.
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
As of September 30, 2019, we had approximately $25 million in assets serving as collateral for letters of credit relating to a certain number of our leases. These are included in restricted cash and expire at the end of the related lease terms. Additionally, we had approximately $34 million in assets pledged related to our workers compensation insurance policies and other business partner agreements which will expire according to the terms of the related policies or agreements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In April 2014, ALPA was certified by the National Mediation Board, or NMB, as the representative body for JetBlue pilots after winning a representation election. We reached a final agreement for our first collective bargaining agreement which was ratified by the pilots in July 2018. The agreement is a four-year, renewable contract, which became effective August 1, 2018 and included changes to compensation, benefits, work rules, and other policies.
In April 2018, JetBlue inflight Crewmembers elected to be solely represented by the Transport Workers Union of America, or TWU. The NMB certified the TWU as the representative body for JetBlue inflight Crewmembers and we are working with the TWU to reach a collective bargaining agreement.
Except as noted above, our Crewmembers do not have third party representation.
Legal Matters
Occasionally, we are involved in various claims, lawsuits, regulatory examinations, investigations and other legal matters involving suppliers, Crewmembers, customers, and governmental agencies, arising, for the most part, in the ordinary course of business. The outcome of litigation and other legal matters is always uncertain. The Company believes it has valid defenses to the legal matters currently pending against it, is defending itself vigorously, and has recorded accruals determined in accordance with GAAP, where appropriate. In making a determination regarding accruals, using available information, we evaluate the likelihood of an unfavorable outcome in legal or regulatory proceedings to which we are a party and record a loss contingency when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. These subjective determinations are based on the status of such legal or regulatory proceedings, the merits of our defenses and consultation with legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from our current estimates. It is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to our consolidated results of operations, liquidity, or financial condition.
To date, none of these types of litigation matters, most of which are typically covered by insurance, has had a material impact on our operations or financial condition. We have insured and continue to insure against most of these types of claims. A judgment on any claim not covered by, or in excess of, our insurance coverage could materially adversely affect our consolidated results of operations, liquidity, or financial condition.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of September 30, 2019 related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

	Jet fuel call option spread agreements	Total
Fourth Quarter 2019	10%	10%
First Quarter 2020	10%	10%
Second Quarter 2020	10%	10%
Third Quarter 2020	—%	—%

The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our condensed consolidated financial statements (dollar amounts in millions):

	September 30, 2019	December 31, 2018
Fuel derivatives
Asset fair value recorded in prepaid expense and other(1)	$3	$—
Longest remaining term (months)	9	6
Hedged volume (barrels, in thousands)	1,572	756
Estimated amount of existing losses expected to be reclassified into earnings in the next 12 months	$1	$4

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fuel derivatives
Hedge effectiveness losses recognized in aircraft fuel expense	$—	$1	$4	$1
Hedge losses on derivatives recognized in comprehensive income	2	—	1	—
Percentage of actual consumption economically hedged	—%	7%	5%	3%

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
There were no offsetting derivative instruments as of September 30, 2019 and December 31, 2018.

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
The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of September 30, 2019 and December 31, 2018 (in millions):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$290	$—	$—	$290
Available-for-sale investment securities	—	264	—	264
Aircraft fuel derivatives	—	3	—	3

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$198	$—	$—	$198
Available-for-sale investment securities	39	197	—	236
Aircraft fuel derivatives	—	—	—	—
Refer to Note 3 to our condensed consolidated financial statements for fair value information related to our outstanding debt obligations as of September 30, 2019 and December 31, 2018.
Cash Equivalents
Our cash equivalents include money market securities and commercial paper, which are readily convertible into cash, have maturities of 90 days or less when purchased, and are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.
Available-For-Sale Investment Securities
Included in our available-for-sale investment securities are U.S. Treasury bills, time deposits, commercial paper and debt securities. The U.S. Treasury bills are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy. The fair values of the remaining instruments are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. We did not record any material gains or losses on these securities during the three and nine months ended September 30, 2019 and 2018.
Aircraft Fuel Derivatives
Our aircraft fuel derivatives include call option spreads which are not traded on public exchanges. Their fair values are determined using a market approach based on inputs that are readily available from public markets for commodities and energy trading activities; therefore, they are classified as Level 2 in the hierarchy. The data inputs are combined into quantitative models and processes to generate forward curves and volatilities related to the specific terms of the underlying hedge contracts.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10—Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives which qualify for hedge accounting. A rollforward of the amounts included in the accumulated other comprehensive income (loss), net of taxes for the three months ended September 30, 2019 and 2018 are as follows (in millions):

	Aircraft Fuel Derivatives(1)	Total
Balance of accumulated income at June 30, 2019	$1	$1
Reclassifications into earnings, net of tax benefit $0	—	—
Change in fair value, net of tax benefit $0	(2)	(2)
Balance of accumulated (loss) at September 30, 2019	$(1)	$(1)

Balance of accumulated income at June 30, 2018	$—	$—
Reclassifications into earnings, net of tax benefit $0	1	1
Change in fair value, net of tax benefit of $0	—	—
Balance of accumulated income at September 30, 2018	$1	$1

(1) Reclassified to aircraft fuel expense.

A rollforward of the amounts included in the accumulated other comprehensive income (loss), net of taxes for the nine months ended September 30, 2019 and 2018 are as follows (in millions):

	Aircraft Fuel Derivatives(1)	Total
Balance of accumulated (loss) at December 31, 2018	$(3)	$(3)
Reclassifications into earnings, net of tax benefit $1	3	3
Change in fair value, net of tax benefit $0	(1)	(1)
Balance of accumulated (loss) at September 30, 2019	$(1)	$(1)

Balance of accumulated income at December 31, 2017	$—	$—
Reclassifications into earnings, net of tax benefit $0	1	1
Change in fair value, net of tax benefit $0	—	—
Balance of accumulated income at September 30, 2018	$1	$1
(1) Reclassified to aircraft fuel expense.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 11—Special Items
The following is a listing of special items presented on our consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Special Items
Embraer E190 fleet transition costs(1)	$(3)	$43	$6	$362
Union contract costs(2)	3	69	8	69
Total	$—	$112	$14	$431
(1) In July 2018, we announced our decision to exit the Embraer E190 fleet and order 60 Airbus A220-300 aircraft, formerly known as the Bombardier CS300, for expected deliveries beginning in 2020 with the option for 60 additional aircraft. We exercised our option in June 2019 and converted 10 additional A220-300 aircraft into firm order. We expect to transition Embraer E190 aircraft starting in 2020, and we expect the transition to be completed through 2025. Fleet transition costs for the nine months ended September 30, 2019 include certain contract termination costs associated with the transition. For the nine months ended September 30, 2018, fleet transition costs include a $319 million impairment charge of flight equipment and other property and equipment related to our fleet review and certain contract termination costs associated with the transition. Additional expenses may be recorded in future periods as we continue to work through the transition of our Embraer E190 fleet.
(2) In April 2014, ALPA was certified by NMB as the representative body for JetBlue pilots after winning a representation election. We reached a final agreement for our first collective bargaining agreement which was ratified by the pilots in July 2018. The agreement is a four-year renewable contract, which became effective August 1, 2018 and included changes to compensation, benefits, work rules, and other policies. For the nine months ended September 30, 2019, union contract costs primarily include various one-time costs incurred to implement the provisions of the collective bargaining agreement into our IT systems. Union contract costs for the nine months ended September 30, 2018 include an one-time $50 million ratification bonus and other negotiated contractual provisions related to our pilots' collective bargaining agreement.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Third Quarter 2019 Results

•	We had a $78 million increase in revenue compared to the third quarter of 2018 primarily due to a 4.8% increase in capacity and an increase in average fares.

•
Operating revenue per available seat mile (RASM) for the three months ended September 30, 2019 decreased by (0.9)% to 12.80 cents. This decline is slightly better than the mid-point of our updated guidance range of (2.0)% to 0.0%.

•
Operating expense and operating expense per available seat mile (CASM) for the three months ended September 30, 2019 decreased by 4.7% to $1.8 billion and 9.1% to 11.29 cents, respectively. Our operating expense for the three months ended September 30, 2018 included $112 million of special items related to the ratification of our pilots' collective bargaining agreement and our Embraer E190 fleet transition, which contributed 0.72 cents to our unit cost in the prior year. Excluding fuel and related taxes, special items, as well as operating expenses related to our non-airline businesses, our cost per available seat mile (CASM ex-fuel)(1) increased by 0.3% to 8.33 cents, better than the low end of our initial guidance range of 0.5% to 2.5%. This improvement is driven by the compounding benefits of our Structural Cost Program, and the favorable timing of certain maintenance expenses that will shift into the fourth quarter of 2019.

•
Our reported earnings per diluted share for the third quarter of 2019 were $0.63. Our results for the three months ended September 30, 2019 include a $15 million pre-tax gain on an equity method investment. Excluding this gain, our adjusted earnings per diluted share for the third quarter of 2019 were $0.59.

•	We generated $1.2 billion in cash from operations and $521 million in free cash flow(1) for the nine months ended September 30, 2019.
Balance Sheet
We ended the third quarter of 2019 with unrestricted cash, cash equivalents and short-term investments of $994 million and undrawn lines of credit. Our unrestricted cash, cash equivalents and short-term investments are approximately 12% of trailing twelve months revenue.
Network
In September 2019, we announced our intention to launch daily nonstop service between John F. Kennedy International Airport in New York and Cheddi Jagan International Airport in Georgetown, Guyana.
Fleet
We placed our first Airbus A321neo aircraft into service in September 2019 and took delivery of our second Airbus A321neo aircraft on October 1, 2019.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Three Months Ended September 30, 2019 vs. 2018
Overview
We reported net income of $187 million, operating income of $247 million and an operating margin of 11.8% for the three months ended September 30, 2019. This compares to a net income of $50 million, an operating income of $78 million and an operating margin of 3.9% for the three months ended September 30, 2018. Diluted earnings per share were $0.63 for the third quarter of 2019 compared to $0.16 for the same period in 2018.
Our reported results for the three months ended September 30, 2019 and 2018 included the effects of special items and a gain on an equity method investment. Adjusting for these one-time items(1), our adjusted net income was $176 million, adjusted operating income was $247 million, and adjusted operating margin was 11.8% for the third quarter of 2019. This compares to adjusted net income of $130 million, adjusted operating income of $190 million, and adjusted operating margin of 9.4% for the third quarter of 2018. Excluding one-time items(1), adjusted diluted earnings per share were $0.59 and $0.42 for the third quarter of 2019 and 2018, respectively.
On-time performance, as defined by the Department of Transportation, or DOT, is arrival within 14 minutes of scheduled arrival time. In the third quarter of 2019, our systemwide on-time performance was 73.7% compared to 71.7% for the same period in 2018. Our on-time performance remains challenged by our concentration of operations in the northeast of the U.S., one of the world's most congested airspaces. Our completion factor increased by 0.4 points to 98.5% in the third quarter of 2019 from 98.1% in the same period in 2018, despite runway closures in several of our focus cities during 2019.
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Three Months Ended September 30,		Year-over-Year Change
	2019	2018	$	%
Passenger revenue	$2,005	$1,941	$64	3.3
Other revenue	81	67	14	21.6
Total operating revenues	$2,086	$2,008	$78	3.9

Average Fare	$181.26	$175.66	$5.60	3.2
Yield per passenger mile (cents)	14.39	14.53	(0.14)	(0.9)
Passenger revenue per ASM (cents)	12.30	12.48	(0.18)	(1.4)
Operating revenue per ASM (cents)	12.80	12.91	(0.11)	(0.9)
Average stage length (miles)	1,132	1,093	39	3.6
Revenue passengers (thousands)	11,061	11,050	11	0.1
Revenue passenger miles (millions)	13,930	13,362	568	4.2
Available Seat Miles (ASMs) (millions)	16,296	15,551	745	4.8
Load Factor	85.5%	85.9%		(0.4)	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue, and baggage fees, as well as revenue from our ancillary product offerings such as Even More® Space. The increase in passenger revenue of $64 million, or 3.3%, for the three months ended September 30, 2019 compared to the same period in 2018, was primarily attributable to a 3.2% increase in average fare and a 0.1% increase in revenue passengers.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses
In detail, our operating costs per available seat mile, or ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Three Months Ended September 30,		Year-over-Year Change		Cents per ASM
	2019	2018	$	%	2019	2018	% Change
Aircraft fuel and related taxes	$471	$515	$(44)	(8.5)%	2.89	3.31	(12.7)%
Salaries, wages and benefits	580	515	65	12.6	3.56	3.31	7.5
Landing fees and other rents	125	123	2	0.7	0.77	0.80	(3.9)
Depreciation and amortization	134	120	14	12.0	0.82	0.77	6.9
Aircraft rent	26	28	(2)	(5.9)	0.16	0.18	(10.2)
Sales and marketing	74	72	2	3.1	0.46	0.46	(1.6)
Maintenance materials and repairs	158	168	(10)	(5.9)	0.97	1.08	(10.2)
Other operating expenses	271	277	(6)	(2.4)	1.66	1.78	(6.8)
Special items	—	112	(112)	(100.4)	—	0.72	(100.3)
Total operating expenses	$1,839	$1,930	$(91)	(4.7)%	11.29	12.41	(9.1)%

Total operating expenses excluding special items(1)	$1,839	$1,818	$21	1.1%	11.29	11.69	(3.5)%
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes decreased by $44 million, or 8.5%, for the three months ended September 30, 2019 compared to the same period in 2018. The average fuel price for the three months ended September 30, 2019 decreased by 11.0% to $2.06 per gallon. Our fuel consumption increased by 2.8%, or 7 million gallons, due to an increase in the average number of aircraft operating during the three months ended September 30, 2019 as compared to the same period in 2018.
Salaries, Wages and Benefits
Salaries, wages and benefits increased $65 million, or 12.6%, for the three months ended September 30, 2019 compared to the same period in 2018, primarily driven by the incremental costs of the new pilots' collective bargaining agreement which became effective on August 1, 2018, and a higher number of full-time equivalent Crewmembers.
Depreciation and Amortization
Depreciation and amortization increased $14 million, or 12.0%, for the three months ended September 30, 2019 compared to the same period in 2018, primarily driven by a 2.3% increase in the average number of aircraft operating during the third quarter of 2019 as compared to the same period in 2018.
Maintenance Materials and Repairs
Maintenance materials and repairs decreased $10 million, or 5.9%, for the three months ended September 30, 2019 compared to the same period in 2018, primarily driven by the timing of heavy maintenance visits and engine maintenance.
Special Items
Special items for the three months ended September 30, 2018 consist of $69 million of one-time costs related to the ratification of our pilots' collective bargaining agreement and $43 million of one-time costs related to our decision to transition out of the Embraer E190 fleet.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine Months Ended September 30, 2019 vs. 2018
Overview
We reported net income of $408 million, operating income of $573 million and an operating margin of 9.4% for the nine months ended September 30, 2019. This compares to net income of $19 million, an operating income of $50 million and an operating margin of 0.9% for the nine months ended September 30, 2018. Diluted earnings per share were $1.35 for the nine months ended September 30, 2019 compared to $0.06 for the same period in 2018.
Our reported results for the nine months ended September 30, 2019 and 2018 included the effects of special items in both years and the implementation of new tax reform legislation in 2018. Adjusting for these one-time items(1), our adjusted net income was $408 million, adjusted operating income was $587 million, and adjusted operating margin was 9.7% for the nine months ended September 30, 2019. This compares to adjusted net income of $332 million, operating income of $481 million, and adjusted operating margin of 8.5% for the nine months ended September 30, 2018. Excluding one-time items(1), adjusted diluted earnings per share were $1.35 and $1.05 for the nine months ended September 30, 2019 and 2018, respectively.
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Nine Months Ended September 30,		Year-over-Year Change
	2019	2018	$	%
Passenger revenue	$5,838	$5,490	$348	6.3
Other revenue	225	200	25	12.8
Total operating revenues	$6,063	$5,690	$373	6.6

Average Fare	$181.01	$172.36	$8.65	5.0
Yield per passenger mile (cents)	14.43	14.35	0.08	0.6
Passenger revenue per ASM (cents)	12.22	12.28	(0.06)	(0.5)
Operating revenue per ASM (cents)	12.69	12.73	(0.04)	(0.2)
Average stage length (miles)	1,140	1,093	47	4.3
Revenue passengers (thousands)	32,252	31,854	398	1.3
Revenue passenger miles (millions)	40,446	38,271	2,175	5.7
Available Seat Miles (ASMs) (millions)	47,762	44,713	3,049	6.8
Load Factor	84.7%	85.6%		(0.9)	pts.
The increase in passenger revenue of $348 million, or 6.3%, for the nine months ended September 30, 2019 compared to the same period in 2018, was primarily attributable to a 5.0% increase in average fare and a 1.3% increase in revenue passengers.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses
In detail, our operating costs per available seat mile, or ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Nine Months Ended September 30,		Year-over-Year Change		Cents per ASM
	2019	2018	$	%	2019	2018	% Change
Aircraft fuel and related taxes	$1,392	$1,423	$(31)	(2.1)%	2.92	3.18	(8.4)%
Salaries, wages and benefits	1,731	1,500	231	15.4	3.62	3.36	8.0
Landing fees and other rents	362	355	7	1.9	0.76	0.79	(4.6)
Depreciation and amortization	385	345	40	11.6	0.81	0.77	4.5
Aircraft rent	76	76	—	(0.2)	0.16	0.17	(6.5)
Sales and marketing	215	214	1	0.4	0.45	0.48	(6.0)
Maintenance materials and repairs	482	498	(16)	(3.2)	1.01	1.11	(9.4)
Other operating expenses	833	798	35	4.5	1.74	1.78	(2.2)
Special items	14	431	(417)	(96.9)	0.03	0.97	(97.1)
Total operating expenses	$5,490	$5,640	$(150)	(2.6)%	11.50	12.61	(8.9)%

Total operating expenses excluding special items(1)	$5,476	$5,209	$267	5.1%	11.47	11.64	(1.6)%
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes decreased by $31 million, or 2.1%, for the nine months ended September 30, 2019 compared to the same period in 2018. The average fuel price for the nine months ended September 30, 2019 decreased by 6.5% to $2.09 per gallon. Our fuel consumption increased by 4.6%, or 29 million gallons, due to increases in the average number of operating aircraft and departures during the nine months ended September 30, 2019 as compared to the same period in 2018.
Salaries, Wages and Benefits
Salaries, wages and benefits increased by $231 million, or 15.4%, for the nine months ended September 30, 2019 compared to the same period in 2018, primarily driven by the incremental costs of the new pilots' collective bargaining agreement, which became effective on August 1, 2018, and a higher number of full-time equivalent Crewmembers.
Depreciation and Amortization
Depreciation and amortization increased $40 million, or 11.6%, for the nine months ended September 30, 2019 compared to the same period in 2018, primarily driven by a 3.0% increase in the average number of aircraft operating during the nine months ended September 30, 2019 as compared to the same period in 2018. We placed six additional aircraft into service and bought out the leases of two Airbus A320 aircraft since September 30, 2018.
Maintenance Materials and Repairs
Maintenance materials and repairs decreased $16 million, or 3.2%, for the nine months ended September 30, 2019 compared to the same period in 2018, primarily driven by the timing of heavy maintenance visits and engine maintenance.
Other Operating Expenses
Other operating expenses decreased $35 million, or 4.5%, for the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to an increase in airport services resulting from an increased number of departures and customers flown.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Items
Special items for the nine months ended September 30, 2019 consist of $6 million of one-time costs related to the Embraer E190 fleet transition and $8 million of one-time costs related to the implementation of our pilots' collective bargaining agreement. Special items for the same period in 2018 consist of $362 million of impairment and one-time costs related to our decision to transition the Embraer E190 fleet, and $69 million of one-time costs related to the ratification of our pilots' collective bargaining agreement.
The following table sets forth our operating statistics for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(percent changes based on unrounded numbers)	2019	2018	%		2019	2018	%
Operational Statistics
Revenue passengers (thousands)	11,061	11,050	0.1		32,252	31,854	1.3
Revenue passenger miles (RPMs) (millions)	13,930	13,362	4.2		40,446	38,271	5.7
Available seat miles (ASMs) (millions)	16,296	15,551	4.8		47,762	44,713	6.8
Load factor	85.5%	85.9%	(0.4)	pts	84.7%	85.6%	(0.9)	pts
Aircraft utilization (hours per day)	11.9	12.0	(0.8)		11.9	11.8	0.8

Average fare	$181.26	$175.66	3.2		$181.01	$172.36	5.0
Yield per passenger mile (cents)	14.39	14.53	(0.9)		14.43	14.35	0.6
Passenger revenue per ASM (cents)	12.30	12.48	(1.4)		12.22	12.28	(0.5)
Operating revenue per ASM (cents)	12.80	12.91	(0.9)		12.69	12.73	(0.2)
Operating expense per ASM (cents)	11.29	12.41	(9.1)		11.50	12.61	(8.9)
Operating expense per ASM, excluding fuel(1)	8.33	8.31	0.3		8.48	8.40	1.0

Departures	94,191	95,119	(1.0)		276,467	274,853	0.6
Average stage length (miles)	1,132	1,093	3.6		1,140	1,093	4.3
Average number of operating aircraft during period	253.2	247.5	2.3		253.1	245.7	3.0
Average fuel cost per gallon, including fuel taxes	$2.06	$2.32	(11.0)		$2.09	$2.23	(6.5)
Fuel gallons consumed (millions)	229	222	2.8		666	637	4.6
Average number of full-time equivalent crewmembers					18,528	17,767
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

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

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
As of September 30, 2019, we had unrestricted cash and cash equivalents of $695 million and short-term investments of $299 million. We believe our current level of unrestricted cash, cash equivalents and short-term investments of approximately 12% of trailing twelve months revenue, combined with our available lines of credit and portfolio of unencumbered assets provides us with a strong liquidity position and the potential for higher returns on cash deployment.
Analysis of Cash Flows
Operating Activities
We rely primarily on operating cash flows to provide working capital for current and future operations. Cash flows from operating activities were $1.2 billion and $924 million for the nine months ended September 30, 2019 and 2018, respectively. Higher earnings, principally driven by higher operating revenues, partially offset by an increase in salaries, wages and benefits, contributed to the increase in operating cash flows.
Investing Activities
During the nine months ended September 30, 2019, capital expenditures related to our purchase of flight equipment included $188 million related to the purchase of one Airbus A321neo aircraft, one Airbus A320 lease buyout, the purchase of several spare engines, $165 million in work-in-progress relating to flight equipment, $41 million for spare part purchases, and $172 million for flight equipment deposits. Other property and equipment capital expenditures also included ground equipment purchases and facilities improvements for $111 million. Investing activities also included the net proceeds from investment securities of $111 million.
During the nine months ended September 30, 2018, capital expenditures related to our purchase of flight equipment included $287 million related to the purchase of six Airbus A321 aircraft and one Airbus A321 lease buyout, $97 million for spare part purchases, $88 million in work-in-progress relating to flight equipment, and $123 million for flight equipment deposits. Other property and equipment capital expenditures also included ground equipment purchases and facilities improvements for $67 million. Investing activities also included the net purchase of $96 million in investment securities.
Financing Activities
Financing activities for the nine months ended September 30, 2019 primarily consisted of the acquisitions of treasury shares of $381 million, of which $375 million related to our accelerated share repurchases, and scheduled maturities of $258 million relating to debt and finance lease obligations, partially offset by net proceeds from debt issuance of $218 million and $27 million from the issuance of common stock.
Financing activities for the nine months ended September 30, 2018 primarily consisted of acquisitions of treasury shares of $382 million, of which $375 million related to our accelerated share repurchases, and scheduled maturities of $178 million relating to debt and finance lease obligations, partially offset by the issuance of $540 million of debt and $25 million of proceeds from the issuance of common stock.
In March 2019, we filed an automatic shelf registration statement with the SEC. Under this shelf registration statement, we may offer and sell from time to time common stock, preferred stock, debt securities, depositary shares, warrants, stock purchase contracts, stock purchase units, subscription rights, and pass-through certificates. Through to September 30, 2019, we had not issued any securities under this registration statement. We may utilize this shelf registration statement, or a replacement filed with the SEC, in the future to raise capital to fund the continued development of our products and services, the commercialization of our products and services, to repay indebtedness, or for other general corporate purposes.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Working Capital
We had a working capital deficit of $1.3 billion and $1.1 billion at September 30, 2019 and December 31, 2018, respectively. Working capital deficits can be customary in the airline industry because a significant portion of air traffic liability is classified as a current liability. Our working capital deficit increased by $0.2 billion due to several factors, including an overall increase in our air traffic liability.
We expect to meet our obligations as they become due through available cash, investment securities, and internally generated funds, supplemented, as necessary, by financing activities which may be available to us. We expect to generate positive working capital through our operations. However, we cannot predict what the effect on our business might be from the extremely competitive environment in which we operate or from events beyond our control, such as volatile fuel prices, economic conditions, weather-related disruptions, airport infrastructure challenges, the spread of infectious diseases, the impact of other airline bankruptcies, restructurings or consolidations, U.S. military actions, or acts of terrorism. We believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.
As part of our efforts to effectively manage our balance sheet and improve Return on Invested Capital, or ROIC, we expect to continue to actively manage our debt balances. Our approach to debt management includes managing the mix of fixed and floating rate debt, annual maturities of debt, and the weighted average cost of debt. Additionally, our unencumbered assets allow some flexibility in managing our cost of debt and capital requirements.
Contractual Obligations
Our contractual obligations at September 30, 2019 include the following (in millions):

	Payments due in
	Total	2019	2020	2021	2022	2023	Thereafter
Debt and finance lease obligations(a)	$1,862	$77	$371	$350	$317	$285	$462
Operating lease obligations	1,204	34	133	127	118	110	682
Flight equipment purchase obligations	8,538	781	1,150	1,433	1,297	1,694	2,183
Other obligations(b)	2,813	155	326	361	344	327	1,300
Total	$14,417	$1,047	$1,980	$2,271	$2,076	$2,416	$4,627
(a) Includes actual interest and estimated interest for floating-rate debt based on September 30, 2019 rates
(b) Amounts include noncancelable commitments for the purchase of goods and services
As of September 30, 2019, we believe we are in compliance with the covenants of our debt and lease agreements. We have approximately $25 million of restricted cash pledged under standby letters of credit related to certain leases that will expire at the end of the related lease terms.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of September 30, 2019, we operated a fleet of 130 Airbus A320 aircraft, 64 Airbus A321 aircraft, and 60 Embraer E190 aircraft. Of our fleet, 207 are owned by us, 41 are leased under operating leases, and six are leased under finance leases. As of September 30, 2019, the average age of our operating fleet was 10.5 years and our future aircraft order book was as follows:

Year	Airbus A220	Airbus A321neo	Total
2019	—	12	12
2020	1	14	15
2021	6	17	23
2022	8	15	23
2023	19	14	33
2024	22	12	34
2025	12	—	12
2026	2	—	2
Total	70	84	154
In October 2018 and May 2019, we received notice from Airbus of anticipated delivery delays for the A321neo aircraft. The table above represents the current delivery schedule set forth in our Airbus order book as of September 30, 2019. However, due to delays, we expect a delivery of a maximum of six Airbus A321neo aircraft in 2019.
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
Depending on market conditions, we anticipate using a mix of cash and debt financing for aircraft scheduled for delivery in 2019. For deliveries after 2019, although we believe debt and/or lease financing should be available to us, we cannot give any assurance that we will be able to secure financing on attractive terms, if at all. While these financings may or may not result in an increase in liabilities on our balance sheet, our fixed costs will increase regardless of the financing method ultimately chosen. To the extent we cannot secure financing on terms we deem attractive, we may be required to pay in cash, further modify our aircraft acquisition plans, or incur higher than anticipated financing costs.
In October 2019, the Office of the U.S. Trade Representative announced a 10% tariff on new commercial aircraft and related parts imported from certain European Union member states, which include aircraft and other parts we are already contractually obligated to purchase, including those noted above. We are working with our business partners, including Airbus, to evaluate the potential financial and operational impact of this announcement on our future aircraft deliveries. The imposition of the tariff could substantially increase the cost of new Airbus aircraft and parts. Please refer to the "Risk Factors" section in Part II, Item1A of this Report for further details.
Off-Balance Sheet Arrangements
Although some of our aircraft lease arrangements are with variable interest entities, as defined by the Consolidations topic of the Codification, none of them require consolidation in our condensed consolidated financial statements. Our decision to finance these aircraft through operating leases rather than through debt was based on an analysis of the cash flows and tax consequences of each financing alternative and a consideration of liquidity implications. We are responsible for all maintenance, insurance and other costs associated with operating these aircraft; however, we have not made any residual value or other guarantees to our lessors.
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

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

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
Forward-Looking Information
Forward-Looking Information Statements in this Report (or otherwise made by JetBlue or on JetBlue’s behalf) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which represent our management’s beliefs and assumptions concerning future events. These statements are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “expects,” “plans,” “anticipates,” “indicates,” “believes,” “forecast,” “guidance,” “outlook,” “may,” “will,” “should,” “seeks,” “targets” and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks, uncertainties, and assumptions, and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including, without limitation, our extremely competitive industry; volatility in financial and credit markets which could affect our ability to obtain debt and/or lease financing or to raise funds through debt or equity issuances; our significant fixed obligations and substantial indebtedness; volatility in fuel prices, maintenance costs and interest rates; our reliance on high daily aircraft utilization; our ability to implement our growth strategy; our ability to attract and retain qualified personnel and maintain our culture as we grow; our reliance on a limited number of suppliers, including for aircraft, aircraft engines and parts and vulnerability to delays by those suppliers; our dependence on the New York and Boston metropolitan markets and the effect of increased congestion in these markets; our reliance on automated systems and technology; our being subject to potential unionization, work stoppages, slowdowns or increased labor costs; our presence in some international emerging markets that may experience political or economic instability or may subject us to legal risk; reputational and business risk from information security breaches or cyber-attacks; changes in or additional domestic or foreign government regulation, including new or increased tariffs; changes in our industry due to other airlines' financial condition; acts of war or terrorism; global economic conditions or an economic downturn leading to a continuing or accelerated decrease in demand for air travel; the spread of infectious diseases; adverse weather conditions or natural disasters; and external geopolitical events and conditions. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs, and assumptions upon which we base our expectations may change prior to the end of each quarter or year.
Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. You should understand that many important factors, in addition to those discussed in this Report, could cause our results to differ materially from those expressed in the forward-looking statements. Potential factors that could affect our results include, those described in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures about Market Risk" in this Report and our recently filed periodic report on Forms 10-K and 10-Q, as well as our other filings with the SEC. In light of these risks and uncertainties, the forward-looking events discussed in this Report might not occur. Our forward-looking statements speak only as of the date of this Report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.
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

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REGULATION G RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
We sometimes use non-GAAP financial measures in this report. Non-GAAP financial measures are financial measures that are derived from the condensed consolidated financial statements, but that are not presented in accordance with generally accepted accounting principles in the United States, or GAAP. We believe these non-GAAP measures provide a meaningful comparison of our results to others in the airline industry and our prior year results and therefore is useful for investors. Investors should consider these non-GAAP financial measures in addition to, and not as a substitute for, our financial performance measures prepared in accordance with GAAP. Further, our non-GAAP information may be different from the non-GAAP information provided by other companies. The information below provides an explanation of each non-GAAP financial measure and shows a reconciliation of non-GAAP financial measures used in this filing to the most directly comparable GAAP financial measures.
Operating Expenses per Available Seat Mile, excluding fuel
Operating expenses per available seat mile, or CASM, is a common metric used in the airline industry. Our CASM for the periods are summarized in the table below. We exclude aircraft fuel and related taxes, operating expenses related to other non-airline businesses, such as JetBlue Technology Ventures and JetBlue Travel Products, and special items from operating expenses to determine CASM ex-fuel, which is a non-GAAP financial measure. During the periods presented below, special items include one-time transition costs related to the Embraer E190 fleet exit, as well as one-time costs related to the implementation of our pilots' collective bargaining agreement. We believe that CASM ex-fuel is useful for investors because it provides investors the ability to measure financial performance excluding items beyond our control, such as fuel costs, which are subject to many economic and political factors beyond our control, or not related to the generation of an available seat mile, such as operating expense related to other non-airline businesses. We believe CASM ex-fuel is more indicative of our ability to manage airline costs and is more comparable to measures reported by other major airlines.

Reconciliation of Operating Expense per ASM, excluding fuel
(in millions; per ASM data in cents; percentages based on unrounded numbers)	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	$	per ASM	$	per ASM	$	per ASM	$	per ASM
Total operating expenses	$1,839	$11.29	$1,930	$12.41	$5,490	$11.50	$5,640	$12.61
Less:
Aircraft fuel and related taxes	471	2.89	515	3.31	1,392	2.92	1,423	3.18
Other non-airline expenses	10	0.07	11	0.07	32	0.07	32	0.06
Special items	—	—	112	0.72	14	0.03	431	0.97
Operating expenses, excluding fuel	$1,358	$8.33	$1,292	$8.31	$4,052	$8.48	$3,754	$8.40

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expense, Income before Taxes, Net Income and Earnings per Common Share, excluding special items, gain on equity method investment, and tax reform impact
Our GAAP results in the applicable periods were impacted by the following: (a) the 2017 tax reform, (b) a gain on an equity method investment, and (c) charges that are deemed special items. We believe the impacts of these items make our results difficult to compare to prior periods as well as future periods and guidance, and, as a result, we exclude these items from the calculation of adjusted operating expense, adjusted income before taxes, adjusted net income, and adjusted earnings per share, which are non-GAAP financial measures. During the periods presented below, special items include one-time transition costs related to the Embraer E190 fleet exit, as well as one-time costs related to the implementation of our pilots' collective bargaining agreement. We believe the impacts of these items distort our overall trends and that our metrics and results are more comparable with the presentation of our results excluding the impact of these items and therefore is more useful for investors. The table below provides a reconciliation of our GAAP reported amounts to the non-GAAP amounts excluding the impacts of these items.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reconciliation of Operating Expenses, Income before Taxes, Net Income and Earnings Per Common Share excluding special items, gain on equity method investment, and tax reform impact
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions except per share amounts)	2019	2018	2019	2018
Total operating expenses	$1,839	$1,930	$5,490	$5,640
Less: Special items	—	112	14	431
Total operating expenses excluding special items	$1,839	$1,818	$5,476	$5,209

Operating income	$247	$78	$573	$50
Add back: Special items	—	112	14	431
Operating income excluding special items	$247	$190	$587	$481

Income before income taxes	$254	$68	$548	$19
Add back: Special items	—	112	14	431
Less: Gain on equity method investment	15	—	15	—
Income before income taxes excluding special items and gain on equity method investment	$239	$180	$547	$450

Income before income taxes excluding special items and gain on equity method investment	$239	$180	$547	$450
Less: Income tax expense	67	18	140	—
Less: Income tax related to special items	—	28	3	107
Less: Income tax related to gain on equity method investment	(4)	—	(4)	—
Less: Tax reform impact	—	4	—	11
Net Income excluding special items, gain on equity method investment, and tax reform impact	$176	$130	$408	$332

Earnings Per Common Share:
Basic	$0.63	$0.16	$1.36	$0.06
Add back: Special items, net of tax	—	0.27	0.03	1.03
Less: Gain on equity method investment, net of tax	0.04	—	0.04	—
Less: Tax reform impact	—	0.01	—	0.03
Basic excluding special items, gain on equity method investment, and tax reform impact	$0.59	$0.42	$1.35	$1.06

Diluted	$0.63	$0.16	$1.35	$0.06
Add back: Special items, net of tax	—	0.27	0.03	1.02
Less: Gain on equity method investment, net of tax	0.04	—	0.03	—
Less: Tax reform impact	—	0.01	—	0.03
Diluted excluding special items, gain on equity method investment, and tax reform impact	$0.59	$0.42	$1.35	$1.05

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Free Cash Flow
The table below reconciles cash provided by operations determined in accordance with GAAP to Free Cash Flow, a non-GAAP financial measure. Management believes that Free Cash Flow is a relevant metric in measuring our financial strength and is useful to investors in assessing our ability to fund future capital commitments and other obligations. Investors should consider this non-GAAP financial measure in addition to, and not as a substitute for, our financial measures prepared in accordance with GAAP.

Reconciliation of Free Cash Flow
	Nine Months Ended September 30,
(in millions)	2019	2018
Net cash provided by operating activities	$1,198	$924
Less: Capital expenditures	(505)	(538)
Less: Predelivery deposits for flight equipment	(172)	(123)
Free Cash Flow	$521	$263

PART I. FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2018 Form 10-K.
Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the September 30, 2019 cost per gallon of fuel. Based on projected fuel consumption for the next 12 months, including the impact of our hedging position, such an increase would result in an increase to aircraft fuel expense of approximately $182 million. As of September 30, 2019, we had hedged approximately 10% of our projected fuel requirement for the remainder of 2019. All hedge contracts existing at September 30, 2019 settle by June 30, 2020. The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts. Refer to Note 8 to our condensed consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $1.4 billion of our debt and finance lease obligations, with the remaining $0.2 billion having floating interest rates. As of September 30, 2019, if interest rates were on average 100 basis points higher in 2019 our annual interest expense would increase by approximately $2 million. This is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt and finance leases.
If interest rates were to average 100 basis points lower in 2019 than they did during 2018, our interest income from cash and investment balances would remain relatively constant. These amounts are determined by considering the impact of the hypothetical interest rates on our cash equivalents and investment securities balances for the trailing twelve month period.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control Over Financial Reporting
In September 2019, we completed the technical upgrade of our enterprise resource planning ("ERP") system from SAP's ERP Central Component ("ECC") to S/4 HANA. As part of the technical upgrade, the Company implemented controls and procedures ensuring the completeness and accuracy of the data migration from ECC to S/4 HANA.
Except with respect to the technical upgrade of our ERP system, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the fiscal quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business we are party to various legal proceedings and claims which we believe are incidental to the operation of our business. Refer to Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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
Tariffs imposed on commercial aircraft and related parts imported from outside the United States, or tariffs that may be escalated over time, may have a material adverse effect on our fleet, business, financial condition and results of operations.
Certain of the products and services that we purchase, including aircraft and related parts, are sourced from suppliers located outside the United States, and the imposition of new tariffs, or any increase in existing tariffs, by the U.S. government on the importation of such products or services could materially increase the amounts we pay for them. On October 2, 2019, the World Trade Organization ruled that the United States could impose $7.5 billion in retaliatory tariffs in response to European Union subsidies to Airbus. On October 18, 2019, the United States imposed these tariffs on certain imports from the European Union, including an ad valorem duty of 10% on commercial aircraft and related parts. These tariffs apply to aircraft and other parts that we are already contractually obligated to purchase. The imposition of these tariffs could substantially increase the cost of, among other things, new Airbus aircraft and parts, which in turn could have a material adverse effect on our fleet, business, financial condition and results of operations. We may also seek to postpone or cancel delivery of certain aircraft currently scheduled for delivery, and we may choose not to purchase in the future as many aircraft as we intended. In addition, should additional or different retaliatory tariffs be imposed, our business could be harmed. Any such action could have a material adverse effect on the size of our fleet, business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On December 8, 2017, the Board of Directors approved a two year share repurchase authorization starting on January 1, 2018, of up to $750 million worth of JetBlue common stock. The 2017 authorization will be completed after the execution and settlement of the September 2019 share repurchase agreement, or ASR.

On September 19, 2019, the Board of Directors authorized the repurchase of up to $800 million worth of JetBlue common stock beginning on October 1, 2019 and ending on December 31, 2021. The stock repurchase program includes authorization for repurchases in open market transactions pursuant to Rules 10b-18 and/or 10b5-1 of the Exchange Act, and/or one or more accelerated stock repurchase programs through privately-negotiated accelerated stock repurchase transactions. The timing, price, and volume of any repurchases will be based on market conditions and other relevant factors.

During the three months ended September 30, 2019, the following shares were repurchased under the program (in millions):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 2019	—		—	$125
August 2019	1.5	(1)	1.5	$125
September 2019	6.0	(2)	6.0	$—
Total	7.5		7.5

(1) On June 13, 2019, JetBlue entered into an ASR, paying $125 million for an initial delivery of 5.2 million shares. The term of the ASR concluded on August 13, 2019 with delivery of 1.5 million additional shares to JetBlue on August 15, 2019. A total of 6.7 million shares, at an average price of $18.58 per share, were repurchased under the agreement.

PART II. OTHER INFORMATION

(2) On September 6, 2019, JetBlue entered into an ASR, paying $125 million for an initial delivery of 6.0 million shares. The term of the ASR is expected to be completed by the end of the fourth quarter of 2019. The total number of shares to ultimately be purchased by JetBlue will be based on the average volume weighted average prices of JetBlue's common stock during the term of the ASR, less a discount.

ITEM 6. EXHIBITS
See accompanying Exhibit Index included after the signature page of this Report for a list of the exhibits filed or furnished with this Report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	October 25, 2019	By:	/s/ Alexander Chatkewitz
Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
10.1†*	Separation Agreement and General Release dated July 15, 2019 by and between Martin St. George and JetBlue Airways Corporation.
10.2*
First Amendment, dated August 1, 2019, to the Amended and Restated Credit and Guaranty Agreement, dated as of April 6, 2017, among JetBlue Airways Corporation, as Borrower, the Subsidiaries of the Borrower party thereto as Guarantors, the Lenders party thereto and Citibank, N.A., as Administrative Agent

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
†	Compensatory plans in which directors and executive officers of JetBlue participate.
*	Filed herewith.
**	Furnished herewith.