Form 10-K
period 2019-12-31
JETBLUE AIRWAYS CORP
filed 2020-02-18
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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
Registrant's telephone number, including area code: (718) 286-7900
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2019 was approximately $5.4 billion (based on the last reported sale price on the NASDAQ Global Select Market on that date). The number of shares outstanding of the registrant's common stock as of January 31, 2020 was 282,201,849 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Designated portions of the Registrant's Proxy Statement for its 2020 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K, or the Report, to the extent described therein.

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

PART I

ITEM 1.    BUSINESS

OVERVIEW
General
JetBlue Airways Corporation, or JetBlue, is New York's Hometown Airline®. In 2019, JetBlue carried over 42 million customers with an average of more than 1,000 daily flights and served 99 destinations in the United States, the Caribbean and Latin America.
JetBlue was incorporated in Delaware in August 1998 and commenced service on February 11, 2000. As of the end of 2019, we were the sixth largest passenger carrier in the U.S. based on available seat miles, or ASMs. We believe our differentiated product and culture combined with our competitive cost structure enables us to compete effectively in the high-value geographies we serve. Looking to the future, we plan to continue to grow in our high-value geographies, invest in industry leading products and provide award-winning service by our more than 22,000 dedicated employees, whom we refer to as crewmembers. Going forward, we believe we will continue to differentiate ourselves from other airlines, enabling us to continue to attract a greater mix of customers, and to drive further profitable growth. We are focused on delivering solid results for our shareholders, our customers, and our crewmembers.
As used in this Report, the terms “JetBlue,” the “Company,” “we,” “us,” “our” and similar terms refer to JetBlue Airways Corporation and its subsidiaries, unless the context indicates otherwise. Our principal executive offices are located at 27-01 Queens Plaza North, Long Island City, New York 11101 and our telephone number is (718) 286-7900.
Our Industry and Competition
The U.S. airline industry is extremely competitive and challenging, and results are often volatile. It is uniquely susceptible to external factors such as fuel costs, downturns in domestic and international economic conditions, weather-related disruptions, the spread of infectious diseases, the impact of airline restructurings or consolidations, and military actions or acts of terrorism. We operate in a capital and energy intensive industry that has high fixed costs, as well as heavy taxation and fees. Airline returns are sensitive to slight changes in fuel prices, average fare levels, and passenger demand. The industry's principal competitive factors include fares, brand and customer service, route networks, flight schedules, aircraft types, safety records, codesharing and interline relationships, inflight entertainment and connectivity systems, and frequent flyer programs.
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

2019 OPERATIONAL HIGHLIGHTS
We believe our differentiated product and culture, and high-value geography relative to other airlines contributed to our continued success in 2019. Our 2019 operational highlights include:
•Product enhancements - Throughout 2019, we continued to invest in industry-leading products which we believe will continue to differentiate our offerings from the other airlines.
◦Cabin Restyle - We made significant progress on our cabin restyle program which includes two iterations. Phase 1 of the program introduced our popular Airbus A321 interior to our Airbus A320 aircraft. Phase 2, which began in early 2019, includes enhancements to provide our customers with a cabin experience of the future. It features a new seat design with memory foam cushion comfort and adjustable headrests, a next generation inflight entertainment system with an expanded collection of on demand movies, television shows including full seasons and video content, plus new gaming features, and expanded Fly-Fi® coverage over water to support our growing network.
◦Mobile Application - We updated our mobile application to include an in-app chat functionality. With the added in-app functionality, customers will have even more options for connecting with our customer support crewmembers.

◦Fare Options 2.0 - Since launching our first fare options platform in 2015, we have gained deep insights into what customers want when they select a fare. In November 2019, we launched fare options 2.0 to offer the choices that today's customers want, including a new low fare for price sensitive travelers which we call Blue Basic, and an updated option for customers who value additional benefits like flexibility and speed, which we refer to as Blue Extra. Blue Basic is designed to help customers save while still offering the full JetBlue experience. Customers choosing the Blue Basic option will enjoy the same great experience with the most legroom in coach, free brand-name snacks and drinks, free high-speed wi-fi, DIRECTV® and movies at every seat, and our award-winning customer service. Blue Extra offers customers full change flexibility, early boarding, and Even More® Speed at a significant discount over the cost of purchasing these services as add-ons.
•Network - We continued to gain relevance in our high-value geography by building out our focus cities to establish a position of strength. Our network growth in 2019 was primarily aimed at adding more connect-the-dot routes in Boston and Fort Lauderdale. In Boston, we added more flights on 12 of our most popular routes and adjusted schedules to offer up to 18 and 14 hourly flights per day to New York and Washington D.C., respectively. In Fort Lauderdale, we launched daily flights to St. Maarten and Phoenix. In addition to strengthening our transcon market, the new Fort Lauderdale - Phoenix flights will not only give Arizona customers a direct link to South Florida, but also onward connections to the Caribbean and Latin America.
In February 2019, we began daily round trip service from Fort Lauderdale to Guayaquil, Ecuador. Guayaquil joined Quito as our second BlueCity in Ecuador, highlighting our success in this South American country.
In April 2019, we announced plans to launch multiple daily flights from Boston and JFK to London beginning in 2021. London will be our first BlueCity in Europe.
In June 2019, we announced plans to start winter seasonal service between JFK and Guadeloupe with three times weekly service which launched in February 2020. The new service grows our already expansive footprint in the Caribbean and Latin America, and caters to leisure travelers in the Northeast looking to experience a unique island getaway during the cold winter months.
In September 2019, we announced plans to launch daily nonstop service between JFK and Georgetown, Guyana beginning in April 2020.
In October 2019, we relocated our operations in Houston from William P. Hobby Airport to George Bush Intercontinental Airport to better serve our customers.
In December 2019, we launched daily nonstop services between JFK and Guayaquil, our first route enabled by the capabilities of the Airbus A321 new engine option ("neo") aircraft. This route is the longest in our network, stretching beyond our previous longest route by more than 200 nautical miles.
We continued to examine our network to ensure we are making the best use of our aircraft and in 2019 we announced our plans to discontinue operations in Anchorage, La Romana in the Dominican Republic, and Mexico City. We believe these adjustments will promote healthy growth and improve the profitability of our network.
As a result of the decision by the U.S. Government to no longer permit air carriers to operate scheduled services to Cuban cities except for Havana, we ended our operations in Camagüey, Holguín and Santa Clara in December 2019.
•Fleet - During 2019, we took delivery of six Airbus A321neo aircraft and bought out the lease of one of our aircraft.
In connection with our plans to launch flights to London in 2021, we amended our purchase agreement with Airbus in April 2019 to convert 13 Airbus A321neo deliveries into A321 Long Range ("A321LR") deliveries. The A321LR aircraft offers higher fuel capacity with a range of about 4,000 nautical miles.
In June 2019, we further amended our purchase agreement with Airbus to convert an additional 13 Airbus A321neo deliveries into the A321 Xtra Long Range ("A321XLR") deliveries. We believe the range of the Airbus A321XLR will allow us to expand our relevance in Boston and New York by adding more destinations into Europe. In addition, we also converted 10 of our options for the Airbus A220-300 aircraft into firm orders.
We anticipate that we will take delivery of a maximum of eleven Airbus A321neo aircraft and our first Airbus A220 aircraft in 2020.
•Customer Service - JetBlue and our crewmembers were recognized in 2019 for industry leading customer service.
◦J.D. Power and Associates named JetBlue its Top Low Cost Airline for Customer Satisfaction for 2019. Within the J.D. Power study, we led in four of the seven categories: aircraft, inflight services, flight crew, and reservations. This is our 13th J.D. Power and Associates award.

◦ Airline Ratings awarded JetBlue 7 out of 7 stars for safety, and 5 out of 5 stars for our product offerings. It also named us the Best Low Cost Airline in the Americas.
◦We were recognized in the 2019 TripAdvisor Travelers' Choice® Awards for the Best Regional Business Class and Best in Passenger Comfort in North America.
◦ At The Points Guy Awards, JetBlue took top honors in both Best Domestic Business Class Product and Best Domestic Economy Product for a second year in a row. We were also recognized by The Points Guy as the Best Airline for Families.
◦We are the number one domestic airline in Travel + Leisure's World's Best Awards 2019.
•Our crewmembers - During 2019, our crewmembers recognized JetBlue as one of America's "Best Large Employers" by Forbes. JetBlue ranked #11 through a survey that asked individuals how likely they would be to recommend their employer to someone else. We were also ranked #15 in the list of Top 50 Top-Rated Workplaces by Indeed. Indeed compiled this list by including companies that are members of the Fortune 500 Index with at least 100 reviews between June 2017 and June 2019. These companies are the most highly rated on overall employee experience.

JETBLUE EXPERIENCE
We offer our customers a distinctive flying experience which we refer to as the "JetBlue Experience''. We believe we deliver award-winning service that focuses on the entire customer experience, from booking an itinerary to arrival at the final destination. Typically, our customers are neither high-traffic business travelers nor ultra-price sensitive travelers. Rather, we believe we are the carrier of choice for the majority of travelers who have been underserved by other airlines as we offer a differentiated product and award winning customer service.
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
Our award winning service begins from the moment our customers purchase a ticket through one of our distribution channels such as www.jetblue.com, our mobile applications, or our reservations centers. Customers can purchase tickets under our Fare Options 2.0 pricing model, at one of four branded fares: Blue Basic, Blue, Blue Extra, and in select markets, Blue Plus. Each fare includes different offerings such as priority boarding, advance seat selections, free checked bags, reduced change fees, and additional TrueBlue® points, with all fares including our core offering of free inflight entertainment, free brand name snacks, and free non-alcoholic beverages. Customers can choose to “buy up” to an option with additional offerings. These different fares allow customers to select the products or services they need or value when they travel, without having to pay for the things they do not need or value.
Upon arrival at the airport, our customers are welcomed by our dedicated crewmembers and can choose to purchase one or more of our ancillary options such as Even More® Speed, allowing them to enjoy an expedited security experience in most domestic JetBlue locations. Customers who select our Blue Extra option or purchase a Mint® seat receive Even More® Speed as part of their fare. We additionally have mobile applications for both Apple and Android devices which have robust features including real-time flight information updates and mobile check-in for certain routes. Our applications are designed to enhance our customers' travel experience and are in keeping with the JetBlue Experience.
Our self-service initiative in select BlueCities redesigned the physical layout of the airport lobby and the way our customers travel through it. Our new user-friendly kiosks are the first point of contact for each customer traveling through the airport lobby. While all customers are encouraged to use the kiosks, our new lobby layout allows them to choose the check-in experience they prefer. Customers who choose to use our kiosk receive a virtually queue-less experience. For customers who prefer a more traditional experience, our Help Desk offers full-service check-in. The self-service model allows crewmembers to get out from behind the ticket counter and move through the lobby to guide our customers through the check-in process. The self-service lobby opens up the opportunity for our crewmembers to make personal connections with our customers, to assist with bag tagging, to answer customer questions and to direct them to their next step in the travel experience.
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

Our inflight entertainment system onboard the majority of our Airbus A320 and Embraer E190 aircraft includes 36 channels of free DIRECTV®, 100+ channels of free SiriusXM Radio® and premium movie channel offerings from JetBlue Features. Customers on our Airbus A321 aircraft and certain restyled Airbus A320 aircraft have access to 100+ channels of DIRECTV®, 100+ channels of SiriusXM Radio® and premium movie channel offerings from JetBlue Features. Our Mint® customers enjoy 15-inch flat screen televisions to experience our inflight entertainment offerings. Our entire fleet is equipped with Fly-Fi®, a broadband product that allows gate-to-gate wi-fi at every seat, with connectivity that we believe is significantly faster than airlines featuring KU-band satellites and older ground to air technology. Customers also have access to the Fly-Fi® Hub, a content portal where customers can access a wide range of movies, television shows, and additional content from their own personal devices.
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
Our Airbus A321 aircraft in a single cabin layout have 200 seats and those with our Mint® offering have 159 seats. Our Airbus A320 aircraft generally have 150 seats while our Embraer E190 aircraft have 100 seats. As part of our cabin restyling program we are increasing the seat density on our Airbus A320 fleet to 162 seats. We believe this multi-year restyling program will allow us to increase capacity in a capital-efficient and customer-focused way. Our first restyled Airbus A320 aircraft entered into revenue service in April 2018. As of December 31, 2019, we had 51 restyled Airbus A320 aircraft in service.
Because of our network strength in leisure destinations, we also sell vacation packages through our wholly owned subsidiary, JBTP, LLC, or JetBlue Travel Products, a one-stop, value-priced vacation service for self-directed packaged travel planning. These packages offer competitive fares for air travel on JetBlue along with a selection of JetBlue-recommended hotels and resorts, car rentals, and local attractions.
We work to provide a superior air travel experience, including communicating openly and honestly with customers about delays and service disruptions. We have a Customer Bill of Rights which was introduced in 2007 to provide compensation to customers who experience inconveniences. This Customer Bill of Rights commits us to high service standards and holds us accountable if we fall short.
In 2019, we completed 98.8% of our scheduled flights. Unlike most other airlines, we have a policy of not overbooking flights.
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
Network/ High-Value Geography
We are a predominately point-to-point system carrier, with the majority of our routes touching at least one of our six focus cities: New York, Boston, Fort Lauderdale-Hollywood, Orlando, Long Beach, and San Juan, Puerto Rico. During 2019, over 85% of our customers flew on nonstop itineraries.
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
As of December 31, 2019, our network served 99 BlueCities in 30 states, the District of Columbia, the Commonwealth of Puerto Rico, the U.S. Virgin Islands, and 21 countries in the Caribbean and Latin America.
We also made changes across our network by announcing new routes and frequencies between existing BlueCities. We group our capacity distribution based upon geographical regions rather than on a mileage or a length-of-haul basis. The historic distribution of ASMs, or capacity, by region for the years ending December 31 was:

Capacity Distribution	2019	2018	2017
Transcontinental	32.0%	31.3%	28.6%
Caribbean & Latin America (1)	31.2	28.7	28.3
Florida	25.2	27.3	30.1
East	6.0	6.5	6.4
Central	4.0	4.0	3.8
West	1.6	2.2	2.8
Total	100.0%	100.0%	100.0%
(1) Domestic operations as defined by the U.S. Department of Transport, or DOT, include Puerto Rico and the U.S. Virgin Islands, but for the purposes of the capacity distribution table above, we have included these locations in the Caribbean and Latin America region.
During the past decade we invested in our network, which had been dominated by the New York metropolitan area with approximately one-half of our ASMs. Our network growth over the past few years has been focused on the business traveler in Boston as well as travelers to the Caribbean and Latin America region. We expect to continue increasing our presence in Fort Lauderdale-Hollywood where we believe there is an opportunity to increase our operations to destinations throughout the Caribbean and Latin America. Our plan is supported by significant investment from the Broward County Aviation Department in the airport and surrounding facilities. We believe our increased focus on Boston and Fort Lauderdale-Hollywood makes our ASMs more balanced and strengthens the overall network.
On February 1, 2020, we began scheduled service to Pointe-à-Pitre, Guadeloupe. We anticipate further expanding our network and have previously announced service to the following new destinations in 2020:

Destination	Service Scheduled to Commence
Georgetown, Guyana(*)	April 2, 2020
Guatemala City, Guatemala(*)	June 1, 2020
(*) Subject to receipt of government operating authority.
Airline Commercial Partnerships
Airlines frequently participate in commercial partnerships with other carriers in order to increase customer convenience by providing interline-connectivity, codesharing, complementary flight schedules, frequent flyer program reciprocity, and other joint marketing activities. As of December 31, 2019, we had 50 airline commercial partnerships. Our commercial partnerships typically begin as an interline agreement allowing a customer to book one itinerary with tickets on multiple airlines. During 2019, we entered into an interline agreement with Interjet (legally known as ABC Aerolíneas, S.A. de C.V.). Interjet joins our growing list of interline agreements that help us connect customers to destinations around the world, bringing the JetBlue Experience to even more customers, while strengthening our growing network and profitability. Interline agreements allow customers to use a single itinerary that combines flights on multiple carriers. On their day of travel, they enjoy a simplified airport experience with single check-in and bag drop. In 2020, we expect to continue to seek additional strategic opportunities through new commercial partners as well as assess ways to deepen existing airline partnerships. We plan to do this by expanding codeshare relationships and other areas of cooperation such as frequent flyer programs. We believe these commercial partnerships allow us to better leverage our strong network and drive incremental traffic and revenue while improving off-peak travel.
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
We market our services through advertising and promotions in various media forms including popular social media outlets. We engage in large multi-market programs, local events and sponsorships across our route network as well as mobile marketing programs. Our targeted public and community relations efforts reflect our commitment to the communities we serve, promote brand awareness, and complement our strong reputation.

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
Customer Loyalty Program
TrueBlue® is our customer loyalty program designed to reward and recognize loyal customers. Members earn points based upon the amount paid for JetBlue flights and services from certain commercial partners. Our points do not expire, the program has no black-out dates or seat restrictions, and any JetBlue destination can be booked if the TrueBlue® member has enough points to exchange for the value of an open seat. Mosaic® is an additional level for our most loyal customers who either (1) fly a minimum of 30 times with JetBlue and acquire at least 12,000 base flight points within a calendar year or (2) accumulate 15,000 base flight points within a calendar year. Nearly 3 million TrueBlue® one-way redemption awards were flown during 2019, representing approximately 6% of our total revenue passenger miles.
We currently have co-branded loyalty credit cards available to eligible U.S. residents, as well as co-brand agreements in Puerto Rico and the Dominican Republic to allow cardholders to earn TrueBlue® points. Our current co-branded credit card partnership with Barclaycard® on the MasterCard® network exceeded expectations for conversion rates and new member enrollments. We also have co-branded loyalty credit cards issued by Banco Santander Puerto Rico and MasterCard® in Puerto Rico as well as Banco Popular Dominicano and MasterCard® in the Dominican Republic. These credit cards allow customers in Puerto Rico and the Dominican Republic to take full advantage of our TrueBlue® loyalty program.
We have a separate agreement with American Express® that allows any American Express® cardmember to convert Membership Rewards® points into TrueBlue® points. In 2016, we added a partnership agreement with Citibank® to convert Citi ThankYou® Rewards points into TrueBlue® points. We became a Chase Ultimate Rewards® point transfer partner in 2018, allowing eligible Chase® cardmembers to transfer Ultimate Rewards points to TrueBlue® points. We have various agreements with other loyalty partners, including hotels and car rental companies, that allow their customers to earn TrueBlue® points through participation in our partners’ programs. We intend to continue to develop the footprint of our co-branded credit cards and pursue other loyalty partnerships in the future.

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
During 2016, we introduced an initiative to reduce our structural cost with the goal of saving $250 to $300 million by 2020. The program covers all cost categories including our technical operations, corporate services, airports, and our distribution network. Through a combination of strategic sourcing, planning, automation, and a review of our distribution channel strategy, we anticipate delivering structural cost savings which will continue to allow us to deliver the JetBlue Experience to our customers while maintaining a competitive cost structure. We have made significant progress in the past three years. For example, we have executed agreements to upgrade our Customer Sales and Service ("CSS") system and signed several long-term engine maintenance agreements for our fleet. Our efforts enabled us to exceed our target by securing approximately $314 million of savings through renegotiated contracts, process optimization, and other structural cost initiatives.
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
•New York metropolitan area - We are New York's Hometown Airline®. Approximately one-half of our flights originate from or are destined for the New York metropolitan area, the nation's largest travel market. JFK is New York's largest airport, and we are the second largest airline at JFK as measured by domestic seats. Our 2019 operations accounted for 36% of seats offered on domestic routes from JFK. As JFK is a slot controlled airport, we have been able to continue to grow our operations by adding more seats per departure with the delivery of the Airbus A321 aircraft, restyling of the Airbus A320 aircraft, as well as continuing to optimize routes based upon load factor and costs. We operate from Terminal 5, or T5, which includes an international arrivals facility within our current T5 footprint. We believe T5 enables us to increase operational efficiencies, provide savings, streamline our operations and improve the overall travel experience for our customers arriving from international destinations. We also serve New Jersey's Newark Liberty International Airport, or Newark, New York City's LaGuardia Airport, or LaGuardia, New York's Stewart International Airport, or Newburgh, and New York's Westchester County Airport, or White Plains. We are the leading carrier in the average number of flights flown per day between the New York metropolitan area and Florida.
•Boston - We are the largest carrier at Boston's Logan International Airport, or Boston. At the end of 2019 we flew to 68 nonstop destinations from Boston and our operations accounted for 29% of all seats offered in Boston. We continue to capitalize on opportunities in the changing competitive landscape by adding routes, frequencies and increasing our relevance to local travelers. Our plan is to grow Boston with a general target of 200 flights per day. In 2019, we added more flights on 12 of our most popular routes and adjusted schedules to offer up to 18 and 14 hourly flights per day to New York and Washington D.C., respectively.
•Caribbean and Latin America - At the end of 2019, we had 35 BlueCities in the Caribbean and Latin America and we expect our presence to continue to grow. San Juan, Puerto Rico is our only focus city outside of the Continental U.S. We are the largest airline in Puerto Rico serving more nonstop destinations than any other carrier. We are also the largest airline in the Dominican Republic, serving five airports. While the Caribbean and Latin American region is a growing part of our network, operating in this region can present challenges, including working with less developed airport infrastructure, political instability, and vulnerability to corruption. Political unrest in Puerto Rico and recent earthquakes have led to a substantial reduction in traffic to the island. In addition, reports of illnesses, increased crime, and civil unrest in the Dominican Republic and Port-au-Prince, Haiti have also led to reduced traffic to these BlueCities.
•Fort Lauderdale-Hollywood - We are the largest carrier at Fort Lauderdale-Hollywood International Airport, or Fort Lauderdale-Hollywood, with approximately 24% of all seats offered in 2019. We expect Fort Lauderdale-Hollywood to continue to be our fastest growing focus city. Flying out of Fort Lauderdale-Hollywood instead of nearby Miami International Airport helps preserve our competitive cost advantage through lower enplanement costs. In 2012, Broward County authorities commenced a multi-year refurbishment effort at the airport and surrounding facilities including the construction of a new south runway. We operate primarily out of Terminal 3 which is now connected to the upgraded and expanded international terminal. Terminal 3 allows for easy access to the expanded and enhanced airfield and the connection of these terminals has streamlined operations for both crewmembers and customers. Due to these factors, we believe Fort Lauderdale-Hollywood is an ideal location between the U.S. and Latin America as well as South Florida's high-value geography. During 2019, we launched nonstop service from Fort Lauderdale to Phoenix, St. Maarten, and Guayaquil, Ecuador. These new routes allow us to continue to grow our presence in Fort Lauderdale.
•Orlando - We are the second largest carrier measured by seats at Orlando International Airport, or Orlando, with 12% of all seats offered in 2019. Orlando is JetBlue's fourth largest focus city with 31 nonstop destinations and a growing mix of traffic including leisure, VFR, and business travelers. Our centralized training center, known as JetBlue University, is based in Orlando. In 2015, we opened the Lodge at OSC which is adjacent to our training center and is used for lodging our crewmembers when they attend training. In May 2018, the Board of the Greater Orlando Airport Authority ("GOAA") approved a non-binding memorandum of understanding ("MOU") for us to be the leading airline to operate out of the new South Terminal that is set to open in 2021. With the move to the South Terminal in 2021, we anticipate having priority use of 14 gates that are capable of both domestic and international operations, compared to 10 domestic gates today. Under the terms of the MOU, we would also have priority rights to access more gates as we grow in the years to come.
•Los Angeles area - We are the sixth largest carrier in the Los Angeles area measured by seats, operating from Long Beach Airport, or Long Beach, Los Angeles International Airport, or LAX, Burbank's Bob Hope Airport, or Burbank, and Ontario International Airport, or Ontario. We are the largest carrier in Long Beach, with 54% of all seats offered in 2019 operated by JetBlue.

As part of our West Coast strategy, we made a series of network enhancements in 2018 that were designed to better meet the needs of coast-to-coast travelers. We launched new nonstop services in Ontario, California, Steamboat Springs, Colorado, and Bozeman, Montana, further growing our presence in the western U.S. We refined our schedule in Long Beach to better meet the needs of the market by reducing intra-west flying and also increased frequencies on several popular transcontinental routes.
As announced in January 2020, we plan to end services at Oakland International Airport effective April 29, 2020. In addition, we also expect to reduce or eliminate flights on a half dozen short-haul flights in Long Beach. The redeployed capacity will enable new city, multi-route expansions, and frequency additions within our network.
Fleet Structure
We currently operate Airbus A321, Airbus A320 and Embraer E190 aircraft types. In 2019, our fleet had an average age of 10.6 years and operated an average of 11.9 hours per day. By scheduling and operating our aircraft more efficiently we are able to spread related fixed costs over a greater number of ASMs.
The reliability of our fleet is essential to ensuring our operations run efficiently and we are continually working with our aircraft and engine manufacturers to enhance our performance.
We are working with the Federal Aviation Administration, or FAA, in efforts towards implementing the Next Generation Air Transportation System, or NextGen. NextGen technology is expected to improve operational efficiency in the congested airspaces in which we operate. As part of NextGen, our aircraft will be outfitted with the following:
•Automatic Dependent Surveillance-Broadcast Out ("ADSB-Out"): ADSB-Out is a global positioning system ("GPS") surveillance technology that give air traffic controllers the precise location of aircraft every second. The goal of this technology is to safely boost the capacity of our airspace.
•Satellite-based Communications: We are putting satellite-based voice and data communications ("SATCOM") on our Airbus fleet. As planned, every aircraft will be assigned a unique phone number, similar to a cell network, aimed at giving us positive contact with our aircraft anywhere in the world.
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
Heavy maintenance checks, or "C" checks, consist of a series of more complex tasks taking from one to four weeks to complete and are typically performed once every 15 months. All of our aircraft heavy maintenance work is performed by third party FAA-approved facilities such as AAR Corp., Hong Kong Aircraft Engineering Company Limited ("HAECO"), Aeromantenimiento S.A., and Lufthansa Technik AG, and are subject to direct oversight by JetBlue personnel. We outsource heavy maintenance as the costs are lower than if we performed the tasks internally.
Component maintenance on equipment such as engines, auxiliary power units, landing gears, pumps, and avionic computers are all performed by a number of different FAA-approved third party repair stations. We have time and materials agreements with Lufthansa Technik AG and International Aero Engines AG for the repair, overhaul, modification, and logistics of our Airbus aircraft engines. We also have a maintenance agreement with GE Engine Services, LLC for our Embraer E190 aircraft engines. Many of our maintenance service agreements are based on a fixed cost per flight hour. These fixed costs vary based upon the age of the aircraft and other operating factors impacting the related component. Required maintenance not otherwise covered by these agreements is performed on a time and materials basis. All other maintenance activities are sub-contracted to qualified maintenance, repair and overhaul facilities.

Aircraft Fuel
Aircraft fuel continues to be one of our largest expenses. Its price and availability has been extremely volatile due to global economic and geopolitical factors which we can neither control nor accurately predict. We use a third party to assist with fuel management service and to procure most of our fuel. Our historical fuel consumption and costs for the years ended December 31 were:

	2019	2018	2017
Gallons consumed (millions)	885	849	792
Total cost (millions)(1)	$1,847	$1,899	$1,363
Average price per gallon(1)	$2.09	$2.24	$1.72
Percent of operating expenses	25.3%	25.7%	22.6%
(1) Total cost and average price per gallon each include related fuel taxes as well as effective fuel hedging gains and losses.
We attempt to protect ourselves against the volatility of fuel prices by entering into a variety of derivative instruments. These include swaps, caps, collars, and basis swaps with underlyings of jet fuel, crude and heating oil.
Financial Health
We strive to maintain financial strength and a cost structure that enables us to grow profitably and sustainably. In the first years of our history, we relied on financing activities to fund much of our growth. Starting in 2007, our growth has largely been funded through internally generated cash from operations. Since 2015, while we have invested approximately $5.4 billion in capital assets, we have also generated approximately $7.2 billion in cash from operations, resulting in approximately $1.8 billion in free cash flow. Our improved financial results have resulted in better credit ratings, which in turn allows for more attractive financing terms.
JetBlue Technology Ventures
JetBlue Technology Ventures, LLC, or JTV, is a wholly owned subsidiary of JetBlue. JTV incubates, invests in and partners with early stage startups at the intersection of technology, travel and hospitality. The investment focus of JTV is as follows:
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
JetBlue Travel Products
In 2018, we launched JBTP, LLC, or JetBlue Travel Products, which includes our JetBlue Vacations® brand and other non-air travel products such as travel insurance, cruises, and car rental. With its Inspiration Center headquartered in Fort Lauderdale, we believe JetBlue Travel Products will play an important role in delivering our vision of inspiring humanity, extending our reach further across the travel ribbon to offer customers an even more seamless travel experience.
TWA Flight Center Hotel
In 2015, the Board of Commissioners of the Port Authority of New York & New Jersey, or the PANYNJ approved a construction plan to redevelop the TWA Flight Center at JFK on its nearly six-acre site into a hotel with over 500 rooms, meeting spaces, restaurants, a spa and an observation deck. As part of the plan, a 75-year lease agreement was entered into between the PANYNJ and the Flight Center Hotel, LLC, a partnership of MCR Development, LLC and JetBlue. The TWA Flight Center Hotel was open for business in 2019. We have an approximate 10% ownership interest in the hotel.

CULTURE
Our People
Our success depends on our crewmembers delivering a terrific JetBlue Experience in the sky and on the ground. One of our competitive strengths is a service oriented culture grounded in our five key values: safety, caring, integrity, passion and fun. We believe a highly productive and engaged workforce enhances customer loyalty. Our goal is to hire, train, and retain a diverse workforce of caring, passionate, fun and friendly people who share our mission to inspire humanity.
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
We believe a direct relationship between crewmembers and our leadership is in the best interests of our crewmembers, our customers, and our shareholders. Except for our pilots and inflight crewmembers, our crewmembers do not have third-party representation. In April 2014, the Air Line Pilots Association, or ALPA, was certified by the National Mediation Board, or NMB, as the representative body for JetBlue pilots after winning a representation election. We reached a final agreement for our first collective bargaining agreement which was ratified by the pilots in July 2018. The agreement is a four-year renewable contract effective August 1, 2018 which included changes to compensation, benefits, work rules, and other policies. In April 2018, JetBlue inflight crewmembers elected to be solely represented by the Transport Workers Union of America, or TWU. The NMB certified the TWU as the representative body for JetBlue inflight crewmembers and we are working with the TWU to reach a collective bargaining agreement. As of December 31, 2019, approximately 47 percent of our full-time equivalent crewmembers were represented by unions. The following table sets forth our crewmember groups and the status of their respective collective bargaining agreements.

Crewmember Group	Representative	Crewmembers(1)	Amendable Date(2)
Pilots	Air Line Pilots Association (ALPA)	3,661	August 1, 2022
Inflight	Transport Workers Union (TWU)	5,055	In negotiations
(1) Approximate number of active full-time equivalent crewmembers as of December 31, 2019.
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
Our average number of full-time equivalent crewmembers for the year ended December 31, 2019 consisted of 3,590 pilots, 4,887 inflight (whom other airlines may refer to as flight attendants), 4,644 airport operations personnel, 690 technicians (whom other airlines may refer to as mechanics), 1,278 reservation agents, and 3,446 management and other personnel. For the year ended December 31, 2019, we employed an average of 16,495 full-time and 5,074 part-time crewmembers.
Crewmember Programs
We are committed to supporting our crewmembers through a number of programs including:
•Crewmember Resource Groups (CRGs) - These are groups formed by and consisting of crewmembers to act as a resource for both the group members as well as JetBlue. The groups serve as an avenue to embrace and encourage different perspectives, thoughts and ideas. At the end of 2019, we had six CRGs in place: JetPride, Women in Flight, Vets in Blue, Blue Conexión, the JetBlue African Diaspora Experience (JADE) and Blue Aviasian. All CRGs are committed to supporting the following pillars: professional development, JetBlue success, and recruitment and retention.
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
•JetBlue Scholars - Developed in 2015, this program offers a new and innovative model to our crewmembers wishing to further their education. Crewmembers enrolled in the program can earn an undergraduate degree through self-directed online college courses facilitated by JetBlue. Since its inception, more than 1,000 crewmembers have participated in the program with nearly 700 currently enrolled. In November 2019, we celebrated the graduation of 52 of our crewmembers who took the initiative and successfully completed their undergraduate college degrees. Over 200 degrees have been earned by our crewmembers since the launch of JetBlue Scholars. This reemphasizes our continuous effort to help provide assistance to our most valued asset, our people. To build on the program, we introduced the Master's Pathway program in 2019 which is designed to help crewmembers who would like to advance their education even further by pursuing a master's degree. The Master's Pathway program partners with five reputable institutions to provide a variety of benefits to crewmembers including tuition discounts, scholarships, and access to specialized support services.
• Lift Recognition Program - Formed in 2012, this crewmember recognition program encourages crewmembers to celebrate their peers for living JetBlue's values by sending e-thanks through an on-line platform. Our leadership team periodically hosts an event for the crewmembers who receive the highest number of Lift award recognitions in each quarter of the year. In 2019, we saw more than 200,000 Lift awards.
Community Programs
JetBlue is strongly committed to supporting the communities and BlueCities we serve through a variety of community programs including:
•Corporate Social Responsibility (CSR) - The CSR team supports not-for-profit organizations focusing on youth and education, environment, and community in the BlueCities we serve. The team organizes and supports community service projects, charitable giving and non-profit partnerships such as KaBOOM!, which builds, opens and improves playgrounds to benefit millions of young children, and Soar with Reading, which works to get books into the hands of children who need them most, including via free book vending machines.

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
Foreign Operations - International air transportation is subject to extensive government regulation. The availability of international routes to U.S. airlines is regulated by treaties and related agreements between the U.S. and foreign governments. We currently operate international service to Antigua and Barbuda, Aruba, the Bahamas, Barbados, Bermuda, the Cayman Islands, Colombia, Costa Rica, Cuba, Curaçao, the Dominican Republic, Ecuador, Grenada, Guadeloupe, Haiti, Jamaica, Mexico, Peru, Saint Lucia, St. Maarten, Trinidad and Tobago, and the Turks and Caicos Islands. We anticipate further expanding our network to Guatemala and Guyana in 2020. In 2021, we intend to begin service to London, our first destination in Europe. To the extent we seek to provide air transportation to additional international markets in the future, we would be required to obtain necessary authority from the DOT and the applicable foreign government.
We believe we are operating in material compliance with DOT, FAA, TSA, CBP and applicable international regulations as well as hold all necessary operating and airworthiness authorizations and certificates. Should any of these authorizations or certificates be modified, suspended, or revoked, our business could be materially adversely affected.
Other
Environmental - We are subject to various federal, state and local laws relating to the protection of the environment. This includes the regulation of greenhouse gas ("GHG") emissions, the discharge or disposal of materials and chemicals, as well as the regulation of aircraft noise administered by numerous state and federal agencies.
The Airport Noise and Capacity Act of 1990 recognizes the right of airport operators with special noise problems to implement local noise abatement procedures as long as those procedures do not interfere unreasonably with the interstate and foreign commerce of the national air transportation system. Certain airports, including San Diego and Long Beach airports in California, have established restrictions to limit noise which can include limits on the number of hourly or daily operations and the time of such operations. These limitations are intended to protect the local noise-sensitive communities surrounding the airport. Our scheduled flights at Long Beach and San Diego are in compliance with the noise curfew limits, but on occasion when we experience irregular operations, we may violate these curfews. In 2017, we entered into an agreement with the Long Beach City Prosecutor which requires us to pay a $6,000 fine per violation. The payments resulting from curfew violations go to support the Long Beach Public Library Foundation. This local ordinance has not had, and we believe it will not have, a significant effect on our operations.
Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit GHG emissions, including our aircraft and ground operations emissions. In October 2016, the International Civil Aviation Organization (“ICAO”) passed a resolution adopting the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), which is a global, market-based emissions offset program intended to promote carbon-neutral growth beyond 2020. CORSIA is scheduled to take effect by 2021. ICAO continues to develop details regarding implementation, but we believe compliance with CORSIA will increase our operating costs.
As part of our sustainability and environmental strategy, we are embracing new technologies and making changes that will ultimately benefit our crewmembers, customers, and shareholders. Some of our sustainability initiatives include:
Reducing and Managing Carbon Dioxide ("CO2") Emissions - We have been purchasing CO2 offsets since 2008. In 2019, we offset the CO2 emissions for all customers traveling in the month of June which allowed us to reduce our flying impact by an estimated 700,000 metric tons of CO2. In January 2020, we announced plans to offset CO2 emissions from jet fuel for all domestic flights beginning in July 2020, making us the first major U.S. airline to take this critical step toward reducing the impact of our GHG emissions.

Operating a More Sustainable Fleet - We are working closely with the FAA towards implementing NextGen. NextGen will allow us to fly more direct routes and reduce fuel by optimizing trip durations and improving descent patterns. In addition, our Airbus A321neo aircraft will help reduce CO2 emissions with improved fuel economy through newly designed engine technology and cabin changes.
Electric Ground Support Equipment - In 2018, we began replacing our gas-powered Ground Service Equipment ("GSE") at JFK with electric-powered versions, known as eGSE, to reduce fuel consumption, noise, and GHG emissions. Another large-scale conversion to eGSE is planned for Boston, our second busiest city.
Sustainable Aviation Fuel - As announced in January 2020, we have agreed to purchase sustainable aviation fuel produced entirely from waste and residue raw materials. We plan to start flying with sustainable aviation fuel in mid-2020 on flights from San Francisco International Airport. We believe making the switch will help us significantly reduce CO2 emissions and our environmental footprint, with no impact on performance or safety.
Reporting - We report annually on environmental, social, governance ("ESG") issues using the Sustainable Accounting Standards Board and Task Force on Climate-related Financial Disclosures frameworks. The report can be found on our Investor Relations website at http://investor.jetblue.com.
Foreign Ownership - Under federal law and DOT regulations, JetBlue must be controlled by U.S. citizens. In this regard, our chief executive officer and at least two-thirds of our board of directors must be U.S. citizens. Further, no more than 24.99% of our outstanding common stock may be voted by non-U.S. citizens. We believe we are currently in compliance with these ownership provisions.
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
Insurance
We carry various types of insurance customary in the airline industry and at amounts deemed adequate to protect us and our property as well as comply with both federal regulations and certain credit and lease agreements.

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
Furthermore, there have been numerous mergers and acquisitions within the airline industry in recent years. The industry may continue to change. Any business combination could significantly alter industry conditions and competition within the airline industry and could cause fares of our competitors to be reduced. Additionally, if a traditional network airline were to fully develop a low cost structure, or if we were to experience increased competition from low cost carriers or new entrants, our business could be materially adversely affected.
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
Our aircraft fuel purchase agreements do not protect us against price increases or guarantee the availability of fuel. Additionally, some of our competitors may have more leverage than we do in obtaining fuel. We have and may continue to enter into a variety of option contracts and swap agreements for crude oil, heating oil, and jet fuel to partially protect against significant increases in fuel prices. However, such contracts and agreements do not completely protect us against price volatility, are limited in volume and duration in the respective contract, and can be less effective during volatile market conditions and may carry counterparty risk. Under the fuel hedge contracts we may enter from time to time, counterparties to those contracts may require us to fund the margin associated with any loss position on the contracts. Meeting our obligations to fund these margin calls could adversely affect our liquidity.
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
As of December 31, 2019, our debt of $2.3 billion accounted for 34% of our total capitalization. In addition to long-term debt, we have a significant amount of other fixed obligations under operating leases related to our aircraft, airport terminal space, airport hangars, other facilities and office space. As of December 31, 2019, future minimum payments under noncancelable leases and other financing obligations were approximately $2.4 billion for 2020 through 2024 and an aggregate of $1.7 billion for the years thereafter. T5 at JFK is under a lease with the PANYNJ that ends on the 28th anniversary of the date of beneficial occupancy of T5i. The minimum payments under this lease are being accounted for as a financing obligation and have been included in the future minimum payment totals above.

As of December 31, 2019, we had commitments of approximately $8.2 billion to purchase 149 additional aircraft and related flight equipment through 2026, including estimated amounts for contractual price escalations and predelivery deposits. We may incur additional debt and other fixed obligations as we take delivery of new aircraft or finance unencumbered aircraft in our fleet and other equipment and continue to expand into new or existing markets. In an effort to limit the incurrence of significant additional debt, we may seek to defer some of our scheduled deliveries, sell or lease aircraft to others, or pay cash for new aircraft, to the extent necessary or possible. The amount of our existing debt, and other fixed obligations, and potential increases in the amount of our debt and other fixed obligations could have important consequences to investors and could require a substantial portion of cash flows from operations for debt service payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes.
Our level of debt and other fixed obligations could:
•impact our ability to obtain additional financing to support capital expansion plans and for working capital and other purposes on acceptable terms or at all;
•divert substantial cash flow from our operations, execution of our commercial initiatives and expansion plans in order to service our fixed obligations;
•require us to incur significantly more interest expense than we currently do if rates were to increase, since approximately 10% of our debt has floating interest rates; and
•place us at a possible competitive disadvantage compared to less leveraged competitors and competitors with better access to capital resources or more favorable financing terms.
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
We typically finance our aircraft through either secured debt, lease financing, or through cash from operations. The impact on financial institutions from global economic conditions may adversely affect the availability and cost of credit to JetBlue as well as to prospective purchasers of our aircraft should we undertake to sell in the future, including financing commitments we have already obtained for purchases of new aircraft or financing or refinancing of existing aircraft. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our strategy or otherwise constrain our operations.
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
Furthermore we expect to implement various fleet modifications over the next several years to ensure our aircraft's continued efficiency, modernization, brand consistency and safety. Our plans to restyle our Airbus aircraft with new cabins, for example, require significant modification time. These fleet modifications require significant investment over several years, including taking aircraft out of service for several weeks at a time.
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
In general, unionization has increased costs in the airline industry. On April 22, 2014, approximately 74% of our pilots voted to be represented by the Airlines Pilot Association, or ALPA. In July 2018, we reached a final agreement for our first collective bargaining agreement which was ratified by the pilots and became effective on August 1, 2018. In April 2018, JetBlue inflight crewmembers elected to be solely represented by the Transport Workers Union of America, or TWU. The NMB certified the TWU as the representative body for JetBlue inflight crewmembers and we are working with the TWU to reach a collective bargaining agreement. If we are unable to reach agreement on the terms of a collective bargaining agreement, or we experience widespread crewmember dissatisfaction, we could be subject to adverse actions.
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
In addition, to the extent we continue to grow our business both domestically and internationally, opening new markets requires us to commit a substantial amount of resources even before the new services commence. Expansion is also dependent upon our ability to maintain a safe and secure operation and requires additional personnel, equipment, and facilities.
Our high aircraft utilization rate helps us keep our costs low, but also makes us vulnerable to delays and cancellations; such delays and cancellations could reduce our profitability.
We maintain a high daily aircraft utilization rate which is the amount of time our aircraft spend in the air carrying passengers. High daily aircraft utilization is achieved in part by reducing turnaround times at airports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including adverse weather conditions, security requirements, air traffic congestion, and unscheduled maintenance events. The majority of our operations are concentrated in the Northeast and Florida, which are particularly vulnerable to weather and congestion delays. Reduced aircraft utilization may limit our ability to achieve and maintain profitability as well as lead to customer dissatisfaction.

Our business is highly dependent on the New York metropolitan market and increases in competition or congestion or a reduction in demand for air travel in this market, or governmental reduction of our operating capacity at JFK, would harm our business.
We are highly dependent on the New York metropolitan market where we maintain a large presence with approximately one-half of our daily flights having JFK, LaGuardia, Newark, Westchester County Airport, or Newburgh’s Stewart International Airport as either their origin or destination. We have experienced an increase in flight delays and cancellations at these airports due to airport congestion which has adversely affected our operating performance and results of operations. Our business could be further harmed by an increase in the amount of direct competition we face in the New York metropolitan market or by continued or increased congestion, delays or cancellations. Our business would also be harmed by any circumstances causing a reduction in demand for air transportation in the New York metropolitan area, such as adverse changes in local economic conditions, health concerns, negative public perception of New York City, acts of terrorism, or significant price or tax increases linked to increases in airport access costs and fees imposed on passengers.
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
We are dependent on automated systems and technology to operate our business, enhance the JetBlue Experience, and achieve low operating costs. The performance and reliability of our automated systems and data centers is critical to our ability to operate our business and compete effectively. These systems include our computerized airline reservation system, flight operations system, telecommunications systems, website, maintenance systems, check-in kiosks, and our primary and redundant data centers. Our website and reservation system must be able to securely accommodate a high volume of traffic and deliver important flight information. These systems require upgrades or replacement periodically, which involve implementation and other operational risks. Our business may be harmed if we fail to operate, replace or upgrade our systems or data center infrastructure successfully.
We rely on third party providers of our current automated systems and data center infrastructure for technical support. If our current providers were to fail to adequately provide technical support for any one of our key existing systems or if new or updated components were not integrated smoothly, we could experience service disruptions, which could result in the loss of important data, increase our expenses, decrease our revenues and generally harm our business, reputation and brand. Furthermore, our automated systems cannot be completely protected against events beyond our control, including natural disasters, computer viruses, cyberattacks, other security breaches, or telecommunications failures. Substantial or sustained system failures could impact customer service and result in our customers purchasing tickets from other airlines. We have implemented security measures and change control procedures and have disaster recovery plans. We also require our third party providers to have disaster recovery plans; however, we cannot assure you these measures are adequate to prevent disruptions, which, if they were to occur, could result in the loss of important data, increase our expenses, decrease our revenues, and generally harm our business, reputation, and brand.
We may be impacted by increases in airport expenses relating to infrastructure and facilities.
In order to operate within our current markets as well as continue to grow in new markets, we must be able to obtain adequate infrastructure and facilities within the airports we serve. This includes gates, check-in facilities, operations facilities, and landing slots, where applicable. The costs associated with these airports are often negotiated on a short-term basis with the airport authority and we could be subject to increases in costs on a regular basis with or without our approval.
In addition, our operations concentrated in older airports may be harmed if the infrastructure at those older airports fails to operate as expected due to age, overuse, or significant unexpected weather events.

Our reputation and business may be harmed and we may be subject to legal claims if there is loss, unlawful disclosure or misappropriation of, or unsanctioned access to, our customers’, crewmembers’, business partners’ or our own information or other breaches of our information security.
In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance, and human or technological error. High-profile security breaches at other companies and in government agencies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyberattacks targeting businesses such as ours. Computer hackers routinely attempt to breach our networks. When the Company learns of security incidents, we investigate the incident, which includes making reports to law enforcement, as appropriate.
We also are aware that hackers may attempt to fraudulently induce crewmembers, customers, or others to disclose information or unwittingly provide access to systems or data. We make extensive use of online services and centralized data processing, including through third party service providers or business providers. The secure maintenance and transmission of customer and crewmember information is a critical element of our operations. Our information technology and other systems and those of service providers or business partners, that maintain and transmit customer information, may be compromised by a malicious third party penetration of our network security, or of a business partner, or impacted by deliberate or inadvertent actions or inactions by our crewmembers, or those of a business partner. The risk of cyberattacks to our Company also includes attempted breaches of contractors, business partners, vendors, and other third parties. As a result, personal information may be lost, disclosed, accessed, or taken without consent. We transmit confidential credit card information by way of secure private retail networks and rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission and storage of confidential information.
While the Company makes significant efforts to ensure the security of its computer network, we cannot provide any assurances that our efforts will defend against all cyberattacks. Any compromises to our security or computer network could have a material adverse effect on the reputation, business, operating results, and financial condition of the Company, and could result in a loss of customers. Additionally, any material failure by the Company to achieve or maintain compliance with the Payment Card Industry, or PCI, security requirements or rectify a security issue may result in fines and the imposition of restrictions on the Company's ability to accept credit cards as a form of payment. Any such loss, disclosure or misappropriation of, or access to, customers’, crewmembers’ or business partners’ information or other breach of our information security can result in legal claims or legal proceedings, including regulatory investigations and actions, may have a negative impact on our reputation, may lead to regulatory enforcement actions against us, and may materially adversely affect our business, operating results, and financial condition. Furthermore, the loss, disclosure or misappropriation of our business information may materially adversely affect our business, operating results, and financial condition. The regulations in this area continue to develop and evolve. International regulation adds complexity as we expand our service and include more passengers from other countries.
Data security compliance requirements could increase our costs, and any significant data breach could disrupt our operations and harm our reputation, business, results of operations and financial condition.
The Company is subject to increasing legislative, regulator, and customer focus on privacy issues and data security. Our business requires the appropriate and secure utilization of customer, crewmember, business partner, and other sensitive information. We cannot be certain that advances in criminal capabilities (including cyberattacks or cyber intrusions over the Internet, malware, computer viruses, and the like), discovery of new vulnerabilities or attempts to exploit existing vulnerabilities in our systems, other data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology protecting the networks that access and store sensitive information. The risk of a security breach or disruption, particularly through cyberattack or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased.
Furthermore, there has been heightened legislative and regulatory focus on data security in the U.S. and abroad, including requirements for varying levels of customer notification in the event of a data breach. Many of our commercial business partners, including credit card companies, have imposed data security standards that we must meet. In particular, we are required by the Payment Card Industry Security Standards Council, founded by the credit card companies, to comply with their highest level of data security standards. The Company will continue its efforts to meet its privacy and data security obligations; however, it is possible that certain new obligations may be difficult to meet and could increase the Company's costs.

A significant data security breach or our failure to comply with applicable U.S. or foreign data security regulations or other data security standards may expose us to litigation, claims for contract breach, fines, sanctions or other penalties, which could disrupt our operations, harm our reputation, and materially and adversely affect our business, results of operations, and financial condition. The costs to remediate breaches and similar system compromises that do occur could be material. In addition, as cyber criminals become more frequent, intense, and sophisticated, the costs of proactive defensive measures may increase. Failure to address these issues appropriately could also give rise to additional legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties, and cause us to incur further related costs and expenses.
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
We compete against other major U.S. airlines for pilots, mechanics, and other skilled labor; some of them offer wage and benefit packages exceeding ours. As more pilots in the industry approach mandatory retirement age, the U.S. airline industry may be affected by a pilot shortage. We may be required to increase wages and/or benefits in order to attract and retain qualified personnel or risk considerable crewmember turnover. If we are unable to hire, train, and retain qualified crewmembers, our business could be harmed and we may be unable to implement our growth plans.
In addition, as we hire more people and grow, we believe it may be increasingly challenging to continue to hire people who will maintain our company culture. We believe one of our competitive strengths is our service-oriented company culture which emphasizes friendly, helpful, team-oriented, and customer-focused crewmembers. Our company culture is important to providing high quality customer service and having a productive workforce in order to help keep our costs low. As we continue to grow, we may be unable to identify, hire, or retain enough people who meet the above criteria, including those in management or other key positions. Our company culture could otherwise be adversely affected by our growing operations and broader geographic diversity. If we fail to maintain the strength of our company culture, our competitive ability and our business may be harmed.
Our results of operations fluctuate due to seasonality, weather, and other factors.
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
We are subject to the risks of having a limited number of suppliers for our aircraft, engines, and our Fly-Fi® product.
Our current dependence on four types of aircraft and engines for all of our flights makes us vulnerable to significant problems associated with the Pratt & Whitney Geared Turbofan Engines, or PW1133G-JM engine on our A321neo fleet, International Aero Engines, or IAE V2533-A5 engine on our Airbus A321 fleet, the International Aero Engines, or IAE V2527-A5 engine on our Airbus A320 fleet, and the General Electric Engines CF34-10 engine on our Embraer E190 fleet. This could include design defects, mechanical problems, contractual performance by the manufacturers, or adverse perception by the public which would result in customer avoidance or in actions by the FAA resulting in an inability to operate our aircraft. Carriers operating a more diversified fleet are better positioned than we are to manage such events.

Our Fly-Fi® service uses technology and satellite access through our agreement with Thales Avionics, Inc., or Thales. An integral component of the Fly-Fi® system is the antenna, which is supplied to us by Thales. If Thales were to stop supplying us with its antennas for any reason, we would have to incur significant costs to procure an alternate supplier. Additionally, if the satellites Fly-Fi® uses were to become inoperable for any reason, we would have to incur significant costs to replace the service.
Tariffs imposed on commercial aircraft and related parts imported from outside the United States, or tariffs that may be escalated over time, may have a material adverse effect on our fleet, business, financial condition and results of operations.
Certain of the products and services that we purchase, including aircraft and related parts, are sourced from suppliers located outside the United States, and the imposition of new tariffs, or any increase in existing tariffs, by the U.S. government on the importation of such products or services could materially increase the amounts we pay for them. On October 2, 2019, the World Trade Organization ruled that the United States could impose up to $7.5 billion in retaliatory tariffs in response to European Union subsidies to Airbus. On October 18, 2019, the United States imposed these tariffs on certain imports from the European Union, including an ad valorem duty of 10% on commercial aircraft and related parts. On February 14, 2020, the United States announced it would increase the tariff to 15% with an effective date of March 18, 2020. These tariffs apply to aircraft and other parts that we are already contractually obligated to purchase. The imposition of these tariffs could substantially increase the cost of, among other things, new Airbus aircraft and parts, which in turn could have a material adverse effect on our fleet, business, financial condition and results of operations. We may also seek to postpone or cancel delivery of certain aircraft currently scheduled for delivery, and we may choose not to purchase in the future as many aircraft as we intended. In addition, should additional or different retaliatory tariffs be imposed, our business could be harmed. Any such action could have a material adverse effect on the size of our fleet, business, financial condition and results of operations.
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
The JetBlue brand name symbolizes high-quality friendly customer service, innovation, fun, and a pleasant travel experience. JetBlue is a widely recognized and respected global brand; the JetBlue brand is one of our most important and valuable assets. The JetBlue brand name and our corporate reputation are powerful sales and marketing tools and we devote significant resources to promoting and protecting them. Adverse publicity, whether or not justified, relating to activities by our crewmembers, contractors, or agents could tarnish our reputation and reduce the value of our brand. Damage to our reputation and loss of brand equity could reduce demand for our services and thus have an adverse effect on our financial condition, liquidity, and results of operations, as well as require additional resources to rebuild our reputation and restore the value of our brand.
We may be subject to competitive risks due to the long-term nature of our fleet order book.
At present, we have existing aircraft commitments through 2026. As technological evolution occurs in our industry, through the use of composites and other innovations, we may be competitively disadvantaged because we have existing extensive fleet commitments that would prohibit us from adopting new technologies on an expedited basis.

Risks Associated with the Airline Industry
The airline industry is particularly sensitive to changes in economic condition.
Fundamental and permanent changes in the domestic airline industry have occurred over time as a result of several years of repeated losses, among other reasons. These losses resulted in airlines renegotiating or attempting to renegotiate labor contracts, reconfiguring flight schedules, furloughing, or terminating crewmembers, as well as considering other efficiency and cost-cutting measures. Despite these actions, several airlines have reorganized under Chapter 11 of the U.S. Bankruptcy Code to permit them to reduce labor rates, restructure debt, terminate pension plans, and generally reduce their cost structure. Since 2005, the U.S. airline industry has experienced significant consolidation and liquidations. A global economic recession and related unfavorable general economic conditions, such as higher unemployment rates, a constrained credit market, housing-related pressures, and increased business operating costs can reduce spending for both leisure and business travel. Unfavorable economic conditions could also impact an airline’s ability to raise fares to counteract increased fuel, labor, and other costs. It is possible that further airline reorganizations, consolidation, bankruptcies, or liquidations may occur in the current global economic environment, the effects of which we are unable to predict. We cannot assure you the occurrence of these events, or potential changes resulting from these events, will not harm our business or the industry.
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
Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, involving significant compliance costs. In the last several years, Congress has passed laws, and the agencies of the federal government, including, but not limited to, the DOT, FAA, CBP, and the TSA have issued regulations relating to the operation of airlines that have required significant expenditures. We expect to continue to incur expenses in connection with complying with government regulations. Additional laws including executive orders, regulations, taxes, and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. If adopted or materially amended, these measures could have the effect of raising ticket prices affecting the perception of the airline industry, reducing air travel demand and/or revenue, and increasing costs. We cannot assure you these and other laws including executive orders, regulations, or taxes enacted in the future will not harm our business.
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
Many of our airline operations are regulated by governmental agencies, including, but not limited to, the DOT, FAA, CBP, and the TSA. If the federal government were to continue experiencing issues in reaching budgetary consensus in the future resulting in mandatory furloughs and/or other budget constraints, or if a government shutdown were to continue for an extended period of time, our operations and results of operations could be materially negatively impacted. The travel behaviors of the flying public could also be affected, which may materially adversely impact our industry and our business.
Compliance with future environmental regulations may harm our business.
Many aspects of airlines’ operations are subject to increasingly stringent environmental regulations, and growing concerns about climate change may result in the imposition of additional regulation. Since the domestic airline industry is increasingly price sensitive, we may not be able to recover the cost of compliance with new or more stringent environmental laws and regulations from our customers, which could adversely affect our business. Although it is not expected the costs of complying with current environmental regulations will have a material adverse effect on our financial position, results of operations, or cash flows, no assurance can be made the costs of complying with environmental regulations in the future will not have such an effect.

We may be affected by global climate change or by legal, regulatory or market responses to such change.
Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit GHG emissions, including our aircraft and ground operations emissions. In October 2016, the ICAO passed a resolution adopting the Carbon Offsetting and Reduction Scheme for International Aviation ("CORSIA"), which is a global, market-based emissions offset program to encourage carbon-neutral growth beyond 2020. CORISA is scheduled to take effect by 2021. ICAO continues to develop details regarding implementation, but we believe compliance with CORSIA will increase our operating costs.
We could be adversely affected by an outbreak of a disease or an environmental disaster that significantly affects travel behavior.
Any outbreak of a disease affecting travel behavior could have a material adverse impact on airlines. In addition, outbreaks of disease could result in quarantines of our personnel, business partners and their suppliers, or an inability to access facilities or our aircraft, which could adversely affect our operations. Similarly, if an environmental disaster were to occur and adversely impact any of our destination cities, travel behavior could be affected and in turn, could materially adversely impact our business.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Aircraft
As of December 31, 2019, we operated a fleet consisting of 63 Airbus A321 aircraft, 6 Airbus A321neo aircraft, 130 Airbus A320 aircraft and 60 Embraer E190 aircraft as summarized below:

Aircraft	Seating Capacity		Owned	Finance Leased	Operating Leased	Total	Average Age in Years
Airbus A320	162/ 150	(1) (2)	116	4	10	130	14.3
Airbus A321	200 / 159	(3)	60	2	1	63	3.5
Airbus A321neo	200		6	—	—	6	0.2
Embraer E190	100		30	—	30	60	11.2
			212	6	41	259	10.6
(1) During 2019, we completed the buyout of one of our aircraft leases.
(2) Our Airbus A320 with a restyled cabin configuration has a seating capacity of 162 seats. Our Airbus A320 with a classic cabin configuration has a seating capacity of 150 seats.
(3) Our Airbus A321 with a single cabin layout has a seating capacity of 200 seats. Our Airbus A321 with our Mint® premium service has a seating capacity of 159 seats.
As of December 31, 2019, our aircraft leases had an average remaining term of approximately 4 years, with expiration dates between 2020 and 2026. We have the option to extend most of these leases for additional periods or to purchase the aircraft at the end of the related lease term.
In connection with our plans to launch flights to London, we amended our purchase agreement with Airbus in April 2019 to convert 13 Airbus A321neo deliveries into A321LR deliveries scheduled between 2023 and 2024.
In June 2019, we further amended our purchase agreement with Airbus to convert an additional 13 Airbus A321neo deliveries into the A321XLR. We believe the range of the Airbus A321XLR will allow us to expand our relevance in Boston and New York, by adding more destinations in Europe. In addition, we also converted 10 of our options for the Airbus A220-300 aircraft into firm orders scheduled for delivery between 2025 and 2026.
As of December 31, 2019, options for 50 additional A220-300 aircraft deliveries remain available to us and we retain the flexibility to convert certain aircraft to the A220-100 model. Both members of the A220 family share commonality in more than 99 percent of their replaceable parts and utilize the same family of engines.

As of December 31, 2019, we had 149 aircraft on order scheduled for delivery through 2026. Our future aircraft delivery schedule is as follows:

	Contractual Order Book
Year	Airbus A321neo	Airbus A220	Total
2019	7	—	7
2020	14	1	15
2021	17	6	23
2022	15	8	23
2023	14	19	33
2024	12	22	34
2025	—	12	12
2026	—	2	2
Total	79	70	149
The table above represents the current delivery schedule set forth in our Airbus order book as of December 31, 2019. In October 2018 and May 2019, we received notice from Airbus of anticipated delivery delays of the A321neo aircraft. Due to these delays, we only took delivery of six A321neo aircraft in 2019 with the remaining seven to be delivered beyond their contractual delivery year. We expect to take delivery of a maximum of 11 A321neo aircraft in 2020.
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
•Boston - We had an initial five year lease agreement with Massport for five gates in Terminal C that started on May 1, 2005 and allowed JetBlue to grow to 11 gates by 2008. The agreement included extension language which provided for 20 successive one-year automatic renewals after the initial five year term. With the continued growth of our operations in Boston, we have periodically amended our lease to add additional gates and support spaces, most recently in 2017 to have the rights to six additional gates. As of December 31, 2019, we leased 27 gates in Boston.
We have entered into use arrangements at each of the airports we serve providing for the non-exclusive use of runways, taxiways, and other airport facilities. Landing fees under these agreements are typically based on the number of aircraft landings and the weight of the aircraft.
Other
We lease the following hangars and airport support facilities at our focus cities:
•New York - At JFK we have a ground lease agreement which expires in 2030 for an aircraft maintenance hangar, an adjacent office, and warehouse facility, including a storage facility for aircraft parts. These facilities accommodate our technical support and catering operations. We also lease a building from the PANYNJ which is mainly used for ground equipment maintenance work.
•Boston - We have a ground lease agreement which expires in 2022 for a building which includes an aircraft maintenance hangar and support space. We also have leases for facilities to accommodate our ground support equipment maintenance and catering operations.

•Orlando - We have a ground lease agreement for a hangar which expires in 2035. We also occupy a training center, JetBlue University, with a lease agreement expiring in 2035 which we use for the initial and recurrent training of our pilots and inflight crewmembers, as well as support training for our technical operations and airport crewmembers. This facility is equipped with seven full flight simulators, seven flight training devices, three cabin trainers, a training pool, classrooms, and support areas. We began the planned expansion of JetBlue University in April 2019. As we continue to grow, developing our crewmembers' technical, service, and hospitality skills that provide our JetBlue Experience is crucial to our continued success. The new learning space will include additional flight and cabin simulators, an auditorium that can accommodate six new classrooms, and a larger ditching pool.
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

PART II

 ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Stockholder Matters
Our common stock is traded on the NASDAQ Global Select Market under the symbol JBLU. As of January 31, 2020, there were approximately 400 holders of record of our common stock.
We have not paid cash dividends on our common stock and have no current intention to do so. Any future determination to pay cash dividends would be at the discretion of our Board of Directors, subject to applicable limitations under Delaware law. This decision would be dependent upon our results of operations, financial condition, and other factors deemed relevant by our Board of Directors.
Purchases of Equity Securities by the Issuer and Affiliated Purchases
On September 10, 2015, our Board of Directors approved a share repurchase program of up to $250 million worth of JetBlue common stock over a three year period beginning in January 2016. On December 7, 2016, the Board approved certain changes to our share repurchase program, or the 2016 Authorization, to increase the aggregate authorization to $500 million worth of common stock, and to extend the term of the program through December 2019. The 2016 Authorization was completed in 2017.
On December 8, 2017, the Board of Directors approved a two year share repurchase program, or the 2017 Authorization, of up to $750 million worth of common stock beginning on January 1, 2018. The 2017 Authorization was completed in 2019.
On September 19, 2019, the Board of Directors approved a share repurchase program, or the 2019 Authorization, of up to $800 million worth of common stock beginning on October 1, 2019 and ending no later than December 31, 2021. Our share repurchase programs include authorization for repurchases in open market transactions pursuant to Rules 10b-18 and/or 10b5-1 of the Exchange Act, and/or one or more privately-negotiated accelerated stock repurchase transactions. The timing, price, and volume of any repurchases will be based on market conditions and other relevant factors.
During 2019, the following shares were repurchased under the above programs (in millions, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
March 2019	6.1	(1)	6.1	$250
May 2019	1.3	(1)	1.3	250
June 2019	5.2	(2)	5.2	125
August 2019	1.5	(2)	1.5	125
September 2019	6.0	(3)	6.0	—
November 2019	8.0	(3)(4)	8.0	640
Total	28.1		28.1
(1) On March 11, 2019, JetBlue entered into an accelerated share repurchase agreement, or ASR, paying $125 million for an initial delivery of 6.1 million shares. The term of the ASR concluded on May 21, 2019 with delivery of 1.3 million additional shares to JetBlue on May 22, 2019. A total of 7.4 million shares, at an average price of $16.93 per share, were repurchased under the agreement.
(2) On June 13, 2019, JetBlue entered into an ASR paying $125 million for an initial delivery of 5.2 million shares. The term of the ASR concluded on August 13, 2019 with delivery of 1.5 million additional shares to JetBlue on August 15, 2019. A total of 6.7 million shares, at an average price of $18.58 per share, were repurchased under the agreement.
(3) On September 6, 2019, JetBlue entered into an ASR paying $125 million for an initial delivery of 6.0 million shares. The term of the ASR concluded on November 18, 2019 with delivery of 1.1 million additional shares to JetBlue. A total of 7.1 million shares, at an average price of $17.46 per share, were repurchased under the agreement.

(4) On November 21, 2019, JetBlue entered into an ASR paying $160 million for an initial delivery of 6.9 million shares. The term of the ASR is expected to be completed by the end of the first quarter of 2020. The total number of shares to ultimately be purchased by JetBlue will be based on the average volume weighted average prices of JetBlue's common stock during the term of the ASR, less a discount.

Stock Performance Graph
This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act, as amended.
The following line graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index and the NYSE Arca Airline Index from December 31, 2015 to December 31, 2019. The comparison assumes the investment of $100 in our common stock and in each of the foregoing indices and reinvestment of all dividends. The stock performance shown represents historical performance and is not representative of future stock performance.

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
JetBlue Airways Corporation	$100	$99	$99	$71	$83
S&P 500 Stock Index	100	110	131	123	158
NYSE Arca Airline Index	100	128	134	104	126

ITEM 6.    SELECTED FINANCIAL DATA

The following financial information for each of the prior five years ending on December 31 has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Report.

(in millions except per share data)	2019	2018	2017	2016(1)	2015(1)(2)
Statements of Operations Data
Operating revenues	$8,094	$7,658	$7,012	$6,584	$6,416
Operating expenses:
Aircraft fuel and related taxes	1,847	1,899	1,363	1,074	1,348
Salaries, wages and benefits	2,320	2,044	1,887	1,698	1,540
Landing fees and other rents	474	462	438	357	342
Depreciation and amortization	525	469	424	393	345
Aircraft rent	99	104	102	110	122
Sales and marketing	290	294	271	263	264
Maintenance, materials and repairs	619	625	622	563	490
Other operating expenses	1,106	1,060	932	866	749
Special items(3)	14	435	—	—	—
Total operating expenses	7,294	7,392	6,039	5,324	5,200
Operating income	800	266	973	1,260	1,216
Other income (expense)(4)	(32)	(47)	(55)	(96)	(119)
Income before income taxes	768	219	918	1,164	1,097
Income tax expense (benefit)(6)(7)	199	30	(222)	437	420
Net income	$569	$189	$1,140	$727	$677
Earnings per common share:
Basic	$1.92	$0.60	$3.47	$2.23	$2.15
Diluted(2)(3)(4)(6)	$1.91	$0.60	$3.45	$2.13	$1.98
Other Financial Data:
Operating margin	9.9%	3.5%	13.9%	19.1%	19.0%
Pre-tax margin(5)	9.5%	2.9%	13.1%	17.7%	17.1%
Net cash provided by operating activities	$1,449	$1,200	$1,379	$1,632	$1,598
Net cash (used in) investing activities	(1,129)	(1,157)	(979)	(1,046)	(1,134)
Net cash provided by (used in) financing activities	165	131	(536)	(472)	(487)
(1) Amounts prior to 2017 do not reflect the impact of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) of the Codification, adopted as of January 1, 2019. Refer to Note 1 to our consolidated financial statements for details.
(2) Amounts in 2015 do not reflect the impact of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) of the Codification, adopted as of January 1, 2018.
(3) In 2019 and 2018, we had special items of $14 million and $435 million, respectively, related to the implementation and ratification of our pilots' collective bargaining agreement, and our Embraer E190 fleet transition. The impact of special items to our diluted earnings per share was $0.03 and $1.04, for 2019 and 2018, respectively. Refer to Note 18 to our consolidated financial statements for details.
(4) In 2019, we recognized a gain on equity method investments of $15 million. The impact of this gain to our diluted earnings per share was $0.04.
(5) Pre-tax margin excluding special items and gain on equity method investments was 9.5% and 8.5%, in 2019 and 2018, respectively.
(6) Our 2017 results included a $564 million tax benefit, or $1.71 of diluted earnings per share, from the remeasurement of our deferred taxes to reflect the impact of the enactment of the Tax Cuts and Jobs Act.

(7) Our 2018 results included a $28 million tax benefit, or $0.09 of diluted earnings per share, resulting from measurement period adjustments related to the enactment of the Tax Cuts and Jobs Act.

(in millions)	2019	2018	2017	2016(1)	2015(1)(2)
Balance Sheet Data:
Cash and cash equivalents	$959	$474	$303	$433	$318
Investment securities	372	416	392	628	607
Total assets	11,918	10,959	10,402	9,323	8,499
Total debt and finance leases	2,334	1,670	1,199	1,384	1,827
Common stockholders’ equity	4,799	4,685	4,805	3,933	3,210

	2019	2018	2017	2016(1)	2015(1)(2)
Operating Statistics:
Revenue passengers (thousands)	42,728	42,150	40,038	38,263	35,101
Revenue passenger miles (millions)	53,617	50,790	47,240	45,619	41,711
Available seat miles (ASMs) (millions)	63,841	59,881	56,007	53,620	49,258
Load factor	84.0%	84.8%	84.3%	85.1%	84.7%
Aircraft utilization (hours per day)	11.9	11.8	11.7	12.0	11.9
Average fare	$182.23	$175.11	$168.88	$166.74	$167.89
Yield per passenger mile (cents)	14.52	14.53	14.31	13.99	14.13
Passenger revenue per ASM (cents)	12.20	12.33	12.07	11.90	11.96
Operating revenue per ASM (cents)	12.68	12.79	12.52	12.28	13.03
Operating expense per ASM (cents)	11.43	12.34	10.78	9.93	10.56
Operating expense per ASM, excluding fuel(3)	8.44	8.37	8.29	7.88	7.82
Departures	368,355	366,619	353,681	337,302	316,505
Average stage length (miles)	1,140	1,096	1,072	1,093	1,092
Average number of operating aircraft during period	253.6	246.8	233.5	218.9	207.9
Average fuel cost per gallon, including fuel taxes	$2.09	$2.24	$1.72	$1.41	$1.93
Fuel gallons consumed (millions)	885	849	792	760	700
Average number of full-time equivalent crewmembers	18,535	17,766	17,118	15,696	14,537
(1) Amounts prior to 2017 do not reflect the impact of ASU 2016-02, Leases (Topic 842) of the Codification, adopted as of January 1, 2019. Refer to Note 1 to our consolidated financial statements for details.
(2) Amounts in 2015 do not reflect the impact ASU 2014-09, Revenue from Contracts with Customers (Topic 606) of the Codification, adopted as of January1, 2018.
(3) Refer to our "Regulation G Reconciliation of Non-GAAP Financial Measures" section for more information on this non-GAAP measure.

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
In 2019, we experienced the persistent competitiveness of the airline industry and were challenged with unexpected revenue headwinds, particularly with an unusually volatile year in our Latin and Caribbean markets. Even with these external factors, we managed to generate operating revenue growth of 5.7% year-over-year. We remain committed to delivering a safe and reliable JetBlue Experience for our customers and increasing returns for our shareholders. We believe our continued focus on cost discipline, product innovation and network enhancements, combined with our commitment to service excellence, will drive our future success.
2019 Highlights
•We generated $8.1 billion in operating revenue, an increase of $436 million compared to 2018, primarily due to a 1.4% increase in revenue passengers and a 4.1% increase in average fare.
•Operating expense and operating expense per available seat mile (CASM) for 2019 decreased by 1.3% to $7.3 billion and 7.4% to 11.43 cents, respectively. Our 2019 and 2018 operating expense included special items of $14 million and $435 million, respectively, related to the implementation and ratification of our pilots' collective bargaining agreement, and our Embraer E190 fleet transition. These special items contributed 0.02 cents and 0.73 cents to our unit costs in 2019 and 2018, respectively. Excluding fuel and related taxes, special items, as well as operating expenses related to our non-airline businesses, our cost per available seat mile (CASM ex-fuel)(1) increased by 0.8% to 8.44 cents. In recent years, the benefits from our Structural Cost Program have slowed our unit cost growth.
•In 2019, we reported net income of $569 million, operating income of $800 million, operating margin of 9.9%, and diluted earnings per share of $1.91. This compares to reported net income of $189 million, operating income of $266 million, operating margin of 3.5%, and diluted earnings per share of $0.60 in 2018.
•Our 2019 and 2018 reported results included the effects of special items. Adjusting for these one-time items(1), our adjusted net income was $568 million, operating income was $814 million, and our adjusted operating margin was 10.1% for 2019. This compares to adjusted net income of $488 million, operating income of $701 million, and operating margin of 9.2% for 2018. Excluding one-time items(1), diluted earnings per share were $1.90 and $1.55 for 2019 and 2018, respectively.
•We generated $1.4 billion in cash from operations. The significant amount of cash we generated provided the opportunity to pay cash for all of our 2019 aircraft deliveries, buy out the lease of one aircraft, invest in our infrastructure and customer experience, and execute share repurchases.
Company Initiatives
Balance Sheet
We ended 2019 with unrestricted cash, cash equivalents and short-term investments of $1.3 billion and undrawn lines of credit of approximately $750 million. In March 2019, Fitch Ratings affirmed our Issuer Default Rating at BB with a positive outlook. At December 31, 2019, our unrestricted cash, cash equivalents and short-term investments was approximately 16% of trailing twelve months revenue. In 2019, we raised $981 million in secured aircraft debt and repaid $323 million of regularly scheduled debt. During 2019, we acquired approximately 28.1 million shares of our common stock for approximately $535 million under our share repurchase programs, returning excess capital to our shareholders. Our adjusted debt to capitalization ratio(1) was 34% at December 31, 2019.
Aircraft and Airport Infrastructure Investments
We placed our first Airbus A321neo aircraft into service in September 2019. During 2019, we took delivery of six Airbus A321neo aircraft and bought out the lease on one Airbus A320 aircraft.
We have made significant progress in our cabin restyle program which includes two iterations. Phase 1 of the program introduced our popular Airbus A321 interior to our Airbus A320 aircraft. Phase 2, which began in early 2019, includes enhancements to provide our customers with a cabin experience of the future. It features a new seat design with memory foam cushion comfort and adjustable headrests, a next generation inflight entertainment system with an expanded collection of on demand movies, television shows including full seasons and video content, plus new gaming features, and expanded Fly-Fi® coverage over water to support our growing network. As of December 31, 2019, Phase 2 of the restyling program was completed on 31 of our Airbus A320 aircraft, bringing the total number of restyled aircraft to 51.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

We continue to introduce self-tagging kiosks to our BlueCities in 2019. Quito, Ecuador became the 25th self-tagging lobby in our network and the first international BlueCity with our seamless lobby experience. Self-tagging kiosks were available at 28 of our BlueCities as of December 31, 2019. These kiosks reduce wait time for our customers during check-in and allow our crewmembers to deliver an even more personalized hospitality experience.
Network
As part of our ongoing network initiatives and route optimization efforts, we continued to make schedule and frequency adjustments throughout 2019. As a result, we added one new destination to our growing network as well as new routes and additional frequencies between existing BlueCities.
Outlook for 2020
We plan to add new destinations and route pairings based upon market demand. We are continuously looking to expand our other ancillary revenue opportunities, improve our TrueBlue® loyalty program, and deepen our portfolio of commercial partnerships. As in the past, we intend to continue investing in infrastructure and product enhancements in 2020, which we believe will enable us to reap future benefits. We also plan to continue strengthening the balance sheet.
For the full year 2020, we estimate our operating capacity will increase by approximately 5.5% to 7.5% over 2019 with the expected delivery of eleven Airbus A321neo aircraft and our first Airbus A220 aircraft. We are expecting our 2020 cost per available seat mile, excluding aircraft fuel and related taxes, operating expenses related to other non-airline businesses, and special items (CASM ex-fuel)(1) to decrease by between approximately (2.0)% to 0.0% year-over-year, carrying forward our achievements from 2019. We expect our CASM ex-fuel growth to be lower in the second half of 2020 driven by the timing of our capacity growth.
We plan to offset carbon dioxide emissions from jet fuel for all domestic flights beginning in July 2020. We anticipate contributing to emissions reduction projects around the globe which aim to reduce the amount of greenhouse gas in the atmosphere in at least one of three ways: avoiding greenhouse gas emissions in favor of renewable sources, removing emissions from the atmosphere, and destroying emissions when possible. In addition, we also plan to start flying with sustainable aviation fuel in mid-2020 on flights from San Francisco International Airport.
In October 2019, the Office of the U.S. Trade Representative announced a 10% tariff on new commercial aircraft and related parts imported from certain European Union member states, which include aircraft and other parts we are already contractually obligated to purchase, including those noted above. In February 2020, the U.S. Trade Representative announced an increase in the tariff to 15% which will become effective in March 2020. We are working with our business partners, including Airbus, to evaluate the potential financial and operational impact of these announcements on our future aircraft deliveries. The imposition of the tariff could substantially increase the cost of new Airbus aircraft and parts. Continued imposition of the tariff, including continued escalation of the tariff, could adversely affect our aircraft supply chain, growth plans, and our business.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

RESULTS OF OPERATIONS
2019 Compared to 2018
Overview
We reported net income of $569 million, operating income of $800 million and operating margin of 9.9% for the year ended December 31, 2019. This compares to net income of $189 million, operating income of $266 million, and operating margin of 3.5% for the year ended December 31, 2018. Diluted earnings per share were $1.91 for 2019 compared to $0.60 for 2018.
Our 2019 and 2018 reported results included the effects of special items. Adjusting for these one-time items(1), our adjusted net income was $568 million, operating income was $814 million, and our adjusted operating margin was 10.1% for 2019. This compares to adjusted net income of $488 million, operating income of $701 million, and operating margin of 9.2% for 2018. Excluding one-time items(1), diluted earnings per share were $1.90 and $1.55 for 2019 and 2018, respectively.
Operating Revenues

(revenues in millions; percent changes based on unrounded numbers)			Year-over-Year Change
	2019	2018	$	%
Passenger revenue	$7,786	$7,381	405	5.5
Other revenue	308	277	31	11.0
Operating revenues	$8,094	$7,658	436	5.7

Average fare	$182.23	$175.11	7.12	4.1
Yield per passenger mile (cents)	14.52	14.53	(0.01)	(0.1)
Passenger revenue per ASM (cents)	12.20	12.33	(0.13)	(1.1)
Operating revenue per ASM (cents)	12.68	12.79	(0.11)	(0.9)
Average stage length (miles)	1,140	1,096	44	4.0
Revenue passengers (thousands)	42,728	42,150	578	1.4
Revenue passenger miles (millions)	53,617	50,790	2,827	5.6
Available seat miles (ASMs) (millions)	63,841	59,881	3,960	6.6
Load factor	84.0%	84.8%		(0.8)	pts
Passenger revenue accounted for 96.2% of our total operating revenue for the year ended December 31, 2019. In addition to seat revenue, passenger revenue includes revenue from our ancillary product offerings such as Even More® Space. Revenue generated from international routes, including Puerto Rico, accounted for 30.4% of our passenger revenue in 2019. Passenger revenue, including certain ancillary fees directly related to passenger tickets, is recognized when the transportation is provided. Passenger revenue from unused tickets and passenger credits are recognized in proportion to flown revenue based on estimates of expected expiration or when the likelihood of the customer exercising his or her remaining rights becomes remote. We measure capacity in terms of available seat miles, which represents the number of seats available for passengers multiplied by the number of miles the seats are flown. Yield, or the average amount one passenger pays to fly one mile, is calculated by dividing Passenger revenue by Revenue passenger miles. We attempt to increase Passenger revenue primarily by increasing our yield per flight which produces higher revenue per available seat mile. Our objective is to optimize our fare mix to increase our overall average fare while continuing to provide our customers with competitive fares.
In 2019, the increase in Passenger revenue was mainly attributable to a 1.4% increase in revenue passengers and a 4.1% increase in average fare. Fee revenue increased by $76 million as a result of changes in our baggage and change fee policies. Our largest ancillary product remains the Even More® Space seats, generating approximately $301 million in revenue, an increase of 10% compared to 2018.
Other revenue is primarily comprised of the marketing component of the sales of our TrueBlue® points. It also includes revenue from the sale of vacations packages, ground handling fees received from other airlines, and rental income.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

Operating Expenses

(in millions; per ASM data in cents; percentages based on unrounded numbers)			Year-over-Year Change		per ASM
	2019	2018	$	%	2019	2018	% Change
Aircraft fuel and related taxes	$1,847	$1,899	(52)	(2.7)	2.89	3.17	(8.8)
Salaries, wages and benefits	2,320	2,044	276	13.5	3.64	3.41	6.5
Landing fees and other rents	474	462	12	2.6	0.74	0.77	(3.7)
Depreciation and amortization	525	469	56	12.1	0.82	0.78	5.2
Aircraft rent	99	104	(5)	(5.1)	0.16	0.17	(11.0)
Sales and marketing	290	294	(4)	(1.1)	0.46	0.49	(7.3)
Maintenance, materials and repairs	619	625	(6)	(1.0)	0.97	1.04	(7.2)
Other operating expenses	1,106	1,060	46	4.2	1.73	1.78	(2.2)
Special items	14	435	(421)	(96.7)	0.02	0.73	(96.9)
Total operating expenses	$7,294	$7,392	(98)	(1.3)	11.43	12.34	(7.4)
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes represented 25% of our total operating expenses in 2019 compared to 26% in 2018. The average fuel price decreased 6.7% in 2019 to $2.09 per gallon. This was partially offset by a 4.3% increase in our fuel consumption of approximately 36 million gallons. Additional fuel consumption was mainly due to our increase in the average number of operating aircraft. Based on our expected fuel volume for 2020, a 10% per gallon increase in the cost of aircraft fuel would increase our annual fuel expense by approximately $192 million.
We recognized fuel hedge losses of $5 million and $2 million, in 2019 and 2018, respectively. These losses were recorded in Aircraft fuel and related taxes. We are unable to predict the potential loss from hedge accounting, which is determined on a derivative-by-derivative basis, due to the volatility in the forward markets for these commodities.
Salaries, Wages and Benefits
Salaries, wages and benefits represented 32% of our total operating expenses in 2019 compared to 28% in 2018. The increase in salaries, wages and benefits was primarily driven by the incremental costs of the new pilots' collective bargaining agreement which became effective on August 1, 2018. Our crewmember headcount also increased year-over-year. During 2019, the average number of full-time equivalent crewmembers increased by 4% and the average tenure of our crewmembers was 7 years. We expect the increasing tenure of our crewmembers, rising healthcare costs, and efforts to maintain competitiveness in our overall compensation packages to continue to pressure our costs in 2020.
Landing Fees and Other Rents
Landing fees and other rents include landing fees, which are at premium rates in the heavily trafficked northeast corridor of the U.S. where approximately 76% of our operations resided in 2019. Other rents primarily consist of rent for airports in our BlueCities. Landing fees and other rents increased $12 million, or 2.6%, in 2019 primarily due to our increased number of departures.
Depreciation and Amortization
Depreciation and amortization primarily include depreciation for our owned and finance leased aircraft, engines, and inflight entertainment systems. Depreciation and amortization increased $56 million, or 12.1%, primarily driven by a 2.8% increase in the average number of aircraft operating in 2019 compared to the same period in 2018. We placed five Airbus A321 aircraft into service and bought out the lease of one Airbus A320 aircraft in 2019. In addition, we also completed the cabin restyle on 42 Airbus A320 aircraft.
Maintenance, Materials and Repairs
Maintenance, materials and repairs are generally expensed when incurred unless covered by a long-term flight hour services contract. The average age of our aircraft in 2019 was 10.6 years which is relatively young compared to our competitors. However, as our fleet ages our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our unit costs, as older aircraft require additional, more expensive repairs over time. We had an average of 6.8 additional total operating aircraft in 2019 compared to 2018.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

In 2019, Maintenance, materials and repairs decreased by $6 million, or 1.0% compared to 2018. The decrease is attributable to lower cost structures achieved through the Structural Cost Program and timing of heavy maintenance visits.
Other Operating Expenses
Other operating expenses consist of the following categories: outside services (including expenses related to fueling, ground handling, skycap, security, and janitorial services), insurance, personnel expenses, professional fees, onboard supplies, shop and office supplies, bad debts, communication costs, and taxes other than payroll and fuel taxes.
In 2019, Other operating expenses increased by $46 million, or 4.2%, compared to 2018, primarily due to an increase in airport services and passenger onboard supplies resulting from an increased number of departures and customers flown.
Special Items
Special items in 2019 consisted of $6 million of one-time costs related to the Embraer E190 fleet transition and $8 million of one-time costs related to the implementation of our pilots' collective bargaining agreement. Special items in 2018 consisted of $362 million of impairment and one-time costs related to the Embraer E190 fleet transition, and $73 million of one-time costs related to the ratification of our pilots' collective bargaining agreement.
Income Taxes
Our effective tax rate was 25.9% in 2019, compared to 13.9% in 2018. Our 2018 effective tax rate included a benefit of $28 million related to implementation of various provisions of the Tax Cuts and Jobs Act of 2017. We estimate that our underlying tax rate in 2020 will be approximately 26%.

2018 Compared to 2017
Overview
We reported net income of $189 million, operating income of $266 million and operating margin of 3.5% for the year ended December 31, 2018. This compares to net income of $1.1 billion, operating income of $973 million and operating margin of 13.9% for the year ended December 31, 2017. Diluted earnings per share were $0.60 for 2018 compared to $3.45 for 2017.
Our 2018 and 2017 reported results included the effects of special items and the implementation of the Tax Cuts and Jobs Act of 2017. Adjusting for these one-time items(1), our net income was $488 million, operating income was $701 million, and our adjusted operating margin was 9.2%. for 2018. This compares to adjusted net income of $576 million, operating income of $973 million, and operating margin of 13.9% for 2017. Excluding one-time items(1), diluted earnings per share were $1.55 and $1.74 for 2018 and 2017, respectively.
Operating Revenues

(revenues in millions; percent changes based on unrounded numbers)			Year-over-Year Change
	2018	2017	$	%
Passenger revenue	$7,381	$6,761	620	9.2
Other revenue	277	251	26	10.5
Operating revenues	$7,658	$7,012	646	9.2

Average fare	$175.11	$168.88	$6.23	3.7
Yield per passenger mile (cents)	14.53	14.31	0.22	1.5
Passenger revenue per ASM (cents)	12.33	12.07	0.26	2.1
Operating revenue per ASM (cents)	12.79	12.52	0.27	2.1
Average stage length (miles)	1,096	1,072	24	2.2
Revenue passengers (thousands)	42,150	40,038	2,112	5.3
Revenue passenger miles (millions)	50,790	47,240	3,550	7.5
Available seat miles (ASMs) (millions)	59,881	56,007	3,874	6.9
Load factor	84.8%	84.3%		0.5	pts

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

Passenger revenue accounted for over 96.4% of our total operating revenues for the year ended December 31, 2018. In addition to seat revenue, passenger revenue includes revenue from our ancillary product offerings such as Even More® Space. Revenue generated from international routes, including Puerto Rico, accounted for 29.7% of our passenger revenue in 2018. Passenger revenue, including certain ancillary fees directly related to passenger tickets, is recognized when the transportation is provided. Passenger revenue from unused tickets and passenger credits are recognized in proportion to flown revenue based on estimates of expected expiration or when the likelihood of the customer exercising his or her remaining rights becomes remote. We measure capacity in terms of available seat miles, which represents the number of seats available for passengers multiplied by the number of miles the seats are flown. Yield, or the average amount one passenger pays to fly one mile, is calculated by dividing Passenger revenue by Revenue passenger miles. We attempt to increase Passenger revenue primarily by increasing our yield per flight which produces higher Revenue per available seat mile. Our objective is to optimize our fare mix to increase our overall average fare while continuing to provide our customers with competitive fares.
In 2018, the increase in Passenger revenue was mainly attributable to a 5.3% increase in revenue passengers and a 3.7% increase in average fare. Fee revenue increased by $60 million as a result of changes in our baggage and change fee policies. Our largest ancillary product was Even More® Space, generating approximately $274 million in revenue, an increase of over 14% compared to 2017.
Other revenue is primarily comprised of the marketing component of the sales of our TrueBlue® points. It also includes revenue from the sale of vacations packages, ground handling fees received from other airlines, and rental income.
Operating Expenses

(in millions; per ASM data in cents; percentages based on unrounded numbers)			Year-over-Year Change		per ASM
	2018	2017	$	%	2018	2017	% Change
Aircraft fuel and related taxes	$1,899	$1,363	536	39.4	3.17	2.43	30.4
Salaries, wages and benefits	2,044	1,887	157	8.3	3.41	3.37	1.3
Landing fees and other rents	462	438	24	5.4	0.77	0.78	(1.4)
Depreciation and amortization	469	424	45	10.5	0.78	0.76	3.3
Aircraft rent	104	102	2	2.6	0.17	0.18	(4.0)
Sales and marketing	294	271	23	8.4	0.49	0.49	1.4
Maintenance, materials and repairs	625	622	3	0.5	1.04	1.11	(6.0)
Other operating expenses	1,060	932	128	13.7	1.78	1.66	6.3
Special items	435	—	435	—	0.73	—	—
Total operating expenses	$7,392	$6,039	1,353	22.4	12.34	10.78	14.5
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
In 2018, we recognized fuel hedge losses of $2 million compared to $15 million of fuel hedge gains in 2017 and these were recorded in Aircraft fuel and related taxes.
Salaries, Wages and Benefits
Salaries, wages and benefits represented approximately 28% of our total operating expenses in 2018 compared to 31% in 2017. The increase in salaries, wages and benefits was primarily driven by the incremental costs of the new pilots' collective bargaining agreement which became effective on August 1, 2018. Our crewmember headcount also increased year-over-year. During 2018, the average number of full-time equivalent crewmembers increased by 4% and the average tenure of our crewmembers was 7 years.
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

Landing Fees and Other Rents
Landing fees and other rents include landing fees, which are at premium rates in the heavily trafficked northeast corridor of the U.S. where approximately 75% of our operations resided in 2018. Other rents primarily consisted of rent for airports in our BlueCities. Landing fees and other rents increased $24 million, or 5.4%, in 2018 primarily due to our increased number of departures.
Depreciation and Amortization
Depreciation and amortization primarily include depreciation for our owned and finance leased aircraft, engines, and inflight entertainment systems. Depreciation and amortization increased $45 million, or 10.5%, primarily driven by a 5.7% increase in the average number of aircraft operating in 2018 compared to 2017.
Maintenance, Materials and Repairs
Maintenance, materials and repairs are generally expensed when incurred unless covered by a long-term flight hour services contract. The average age of our aircraft in 2018 was 9.8 years which was relatively young compared to our competitors. We had an average of 13.3 additional total operating aircraft in 2018 compared to 2017.
In 2018, Maintenance, materials and repairs increased by $3 million, or 0.5% compared to 2017. The marginal increase was primarily driven by a change in the pricing structure of our Airbus A320 engine maintenance program which became effective in September 2017 and the timing of engine overhauls.
Other Operating Expenses
Other operating expenses consist of the following categories: outside services (including expenses related to fueling, ground handling, skycap, security, and janitorial services), insurance, personnel expenses, professional fees, onboard supplies, shop and office supplies, bad debts, communication costs, and taxes other than payroll and fuel taxes.
In 2018, Other operating expenses increased by $128 million, or 13.7%, compared to 2017, primarily due to an increase in airport services and passenger onboard supplies resulting from an increased number of passengers flown and additional Mint® offerings.
Special Items
Special items in 2018 consisted of $362 million of impairment and one-time transition costs related to our Embraer E190 fleet exit, and $73 million of one-time costs related to the ratification of our pilots' collective bargaining agreement.
Income Taxes
Our effective tax rate was 13.9% in 2018, compared to a benefit of 24.2% in 2017. Our 2018 and 2017 effective tax rates included a benefit of $28 million related to implementation of various provisions of the Tax Cuts and Jobs Act of 2017, or The Act, and $564 million benefit in 2017 related to the remeasurement of our deferred taxes at the time The Act was enacted.

LIQUIDITY AND CAPITAL RESOURCES
The airline business is capital intensive. Our ability to successfully execute our profitable growth plans is largely dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business depends on maintaining sufficient liquidity. We believe we have adequate resources from a combination of cash and cash equivalents, investment securities on-hand, and two available lines of credit. Additionally, our unencumbered assets could be an additional source of liquidity, if necessary.
We believe a healthy liquidity position is a crucial element of our ability to weather any part of the economic cycle while continuing to execute on our plans for profitable growth and increased returns. Our goal is to continue to be diligent with our liquidity, maintaining financial flexibility, and allowing for prudent capital spending.
As of December 31, 2019, we had unrestricted cash and cash equivalents of $959 million and short-term investments of $369 million. We believe our current level of unrestricted cash, cash equivalents and short-term investments of approximately 16% of trailing twelve months revenue, combined with our approximately $750 million in available lines of credit and our portfolio of unencumbered assets, provides us with a strong liquidity position. We believe we have taken several important steps during 2019 in solidifying our strong balance sheet and overall liquidity position. Our adjusted debt to capitalization ratio(1) at December 31, 2019 was 34%.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

Analysis of Cash Flows
We had unrestricted cash and cash equivalents of $959 million as of December 31, 2019. This compares to $474 million and $303 million as of December 31, 2018 and 2017, respectively. We held both short and long-term investments in 2019, 2018 and 2017. Our short-term investments totaled $369 million as of December 31, 2019 compared to $413 million and $390 million as of December 31, 2018 and 2017, respectively. Our long-term investments totaled $3 million as of December 31, 2019 compared to $3 million and $2 million as of December 31, 2018 and 2017, respectively.
Operating Activities
Cash flows provided by operating activities totaled approximately $1.4 billion in 2019, compared to $1.2 billion and $1.4 billion in 2018 and 2017, respectively. There was a $249 million increase in cash flows from operating activities in 2019 compared to 2018 principally driven by an increase in operating margin. The $179 million decrease in cash flows from operations in 2018 compared to 2017 was primarily due to lower earnings principally driven by an increase in aircraft fuel expenses, partially offset by higher operating revenues. We rely primarily on cash flows from operations to provide working capital for current and future operations.
Investing Activities
During 2019, capital expenditures related to our purchase of flight equipment included $478 million for the purchase of six new Airbus A321neo aircraft and the buyout of one Airbus A320 aircraft lease, $224 million for flight equipment deposits, $249 million for flight equipment work-in-progress, and $48 million for spare part purchases. Other property and equipment capital expenditures included ground equipment purchases and facilities improvements for $158 million. Investing activities also included the net purchase of $40 million in investment securities.
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
During 2017, capital expenditures related to our purchase of flight equipment included $759 million for the purchase of 16 new Airbus A321 aircraft, and the buyout of three aircraft leases, $128 million for flight equipment deposits, $156 million for flight equipment work-in-progress, and $61 million for spare part purchases. Other property and equipment capital expenditures included ground equipment purchases and facilities improvements for $98 million. Investing activities also included the net purchase of $236 million in investment securities.
We currently anticipate 2020 capital expenditures to be between $1.35 billion and $1.55 billion.
Financing Activities
Financing activities during 2019 consisted of the net issuance of $981 million of debt, $764 million of which relates to the offering of our Enhanced Equipment Trust Certificates, Series 2019-1 ("2019-1 EETC") in November, partially offset by the scheduled repayment of $323 million in debt and finance lease obligations. In addition, we acquired $542 million in treasury shares of which $535 million related to our accelerated share repurchases during 2019. During this period, we received $51 million in proceeds from the issuance of stock related to employee share-based compensation.
Financing activities during 2018 consisted of the net issuance of $687 million of debt partially offset by the scheduled repayment of $222 million relating to debt and finance lease obligations. In addition, we acquired $382 million in treasury shares of which $375 million related to our accelerated share repurchases during 2018. During this period, we received $48 million in proceeds from the issuance of stock related to employee share-based compensation.
Financing activities during 2017 consisted of the scheduled repayment of $194 million relating to debt and finance lease obligations. In addition, we acquired $390 million in treasury shares of which $380 million related to our accelerated share repurchases during 2017. During this period, we received $48 million in proceeds from the issuance of stock related to employee share-based compensation.
In the future we may issue, in one or more offerings, debt securities, pass-through certificates, common stock, preferred stock, and/or other securities.
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
Capital Resources
We have been able to generate sufficient funds from operations to meet our working capital requirements and we have historically paid cash or financed our aircraft through either secured debt or lease financing. Approximately 50% of our property and equipment is pledged as security under various loan arrangements. We believe our current level of unrestricted cash, cash equivalents, and short-term investments, combined with our available lines of credit and portfolio of unencumbered assets provide us with a strong liquidity position.
Dependent on market conditions, we anticipate using a mix of cash and debt financing for our expected aircraft deliveries in 2020. To the extent we cannot secure financing on terms we deem attractive, we may be required to pay in cash, further modify our aircraft acquisition plans, or incur higher than anticipated financing costs. Although we believe debt and/or lease financing should be available to us if needed, we cannot give assurances we will be able to secure financing on terms attractive to us, if at all.
Working Capital
We had a working capital deficit of $877 million as of December 31, 2019 compared to a deficit of $1.1 billion as of December 31, 2018. Working capital deficits can be customary in the airline industry since air traffic liability is classified as a current liability.
In 2012, we entered into a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the borrowing amount may vary accordingly. This line of credit bears interest at a floating rate based upon the London Interbank Offered Rate, or LIBOR, plus a margin. We did not borrow under this facility in 2019 or 2018 and the line was undrawn as of December 31, 2019.
In August 2019, we amended and restated our revolving Credit and Guaranty Agreement with Citibank N.A. as the administrative agent. The amendment increased our borrowing capacity by $125 million to $550 million and extended the term of the facility through August 2023. Borrowings under the Credit and Guaranty Agreement bear interest at a variable rate equal to LIBOR, plus a margin. The Amended and Restated Facility is secured by Slots at JFK, LaGuardia, and Reagan National, and certain other assets. Slots are rights to take-off or land at a specific airport during a specific time period and are a means by which airport capacity and congestion can be managed. The Credit and Guaranty Agreement includes customary covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under revolving credit facilities. In addition, the covenants restrict our ability to, among other things, dispose of certain collateral, or merge, consolidate, or sell assets. During 2019 and 2018, we did not borrow on this facility and the line was undrawn as of December 31, 2019.
We expect to meet our obligations as they become due through available cash, investment securities, and internally generated funds, supplemented as necessary by financing activities, as they may be available to us. We expect to generate positive working capital through our operations. However, we cannot predict what the effect on our business might be from the extremely competitive environment we are operating in or from events beyond our control, such as volatile fuel prices, economic conditions, weather-related disruptions, the spread of infectious diseases, the impact of airline bankruptcies, restructurings or consolidations, U.S. military actions, or acts of terrorism. We believe there is sufficient liquidity available to us to meet our cash requirements for at least the next 12 months.
Debt and Finance Leases
As part of our efforts to effectively manage our balance sheet and improve return on invested capital, or ROIC, we expect to continue to actively manage our debt balances. Our approach to debt management includes managing the mix of fixed versus floating rate debt, annual maturities of debt, and the weighted average cost of debt. Additionally, our unencumbered assets allow some flexibility in managing our cost of debt and capital requirements.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

CONTRACTUAL OBLIGATIONS
Our contractual obligations at December 31, 2019 include the following (in billions):

	Payments due in
	Total	2020	2021	2022	2023	2024	Thereafter
Debt and finance lease obligations(1)	$2.7	$0.4	$0.4	$0.4	$0.3	$0.2	$1.0
Operating lease obligations	1.1	0.1	0.1	0.1	0.1	0.1	0.6
Flight equipment purchase obligations(2)	7.8	1.1	1.5	1.3	1.7	1.6	0.6
Other obligations(3)	2.6	0.3	0.3	0.3	0.3	0.4	1.0
Total	$14.2	$1.9	$2.3	$2.1	$2.4	$2.3	$3.2

(1)	Includes actual interest and estimated interest for floating-rate debt based on December 31, 2019 rates.

(2)
Amounts represent obligations based on the current delivery schedule set forth in our Airbus order book as of December 31, 2019. Due to production delays, we only took delivery of six A321neo aircraft in 2019 with the remaining seven to be delivered beyond their contractual delivery year. The committed expenditures for these seven backlogged A321neo aircraft are not included in the amounts above due to uncertainties in the timing of these deliveries.

(3)	Amounts include noncancelable commitments for the purchase of goods and services.
The interest rates are fixed for $2.2 billion of our debt and finance lease obligations, with the remaining $0.2 billion having floating interest rates. The floating interest rates adjust either quarterly or semi-annually based on LIBOR. The weighted average maturity of all of our debt was eight years as of December 31, 2019.
As of December 31, 2019, we believe we were in compliance with the covenants of our debt and lease agreements and approximately 50% of our owned property and equipment were pledged as security under various loan agreements.
As of December 31, 2019, we had operating lease obligations for 41 aircraft with lease terms that expire between 2020 and 2026. Our aircraft lease agreements contain termination provisions which include standard maintenance and return conditions. Our policy is to record these lease return conditions when they are probable and the costs can be estimated. We also lease airport terminal space and other airport facilities in each of our markets, as well as office space and other equipment. We have approximately $26 million of restricted assets pledged under standby letters of credit related to certain of our leases which will expire at the end of the related leases. As of December 31, 2019, the average age of our operating fleet was 10.6 years.
Our firm aircraft order book as of December 31, 2019 was as follows:

Year	Airbus A321neo	Airbus A220	Total
2019	7	—	7
2020	14	1	15
2021	17	6	23
2022	15	8	23
2023	14	19	33
2024	12	22	34
2025	—	12	12
2026	—	2	2
Total	79	70	149
The table above represents the current delivery schedule set forth in our Airbus order book as of December 31, 2019. In October 2018 and May 2019, we received notice from Airbus of anticipated delivery delays of the A321neo aircraft. Due to these delays, we only took delivery of six A321neo aircraft in 2019 with the remaining seven to be delivered beyond their contractual delivery year. We expect to take delivery of a maximum of 11 A321neo aircraft in 2020.

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
Our Terminal at JFK, T5, is governed by a lease agreement we entered into with the PANYNJ in 2005. We are responsible for making various payments under the lease. This includes ground rents for the terminal site which began at the time of the lease execution in 2005 and facility rents commenced in October 2008 upon our occupancy of T5. The facility rents are based on the number of passengers enplaned out of the terminal, subject to annual minimums. The PANYNJ reimbursed us for construction costs of this project in accordance with the terms of the lease, except for approximately $76 million in leasehold improvements provided by us. In 2013, we amended this lease to include additional ground space for our international arrivals facility, T5i, which we opened in November 2014. Minimum ground and facility rents at JFK totaling $788 million are included in the commitments table above as operating lease obligations.
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
We have also made certain guarantees and indemnities to other unrelated parties that are not reflected on our consolidated balance sheets, which we believe will not have a significant impact on our results of operations, financial condition or cash flows. We have no other off-balance sheet arrangements. See Notes 3, 4, and 12 to our consolidated financial statements for a more detailed discussion of our variable interests and other contingencies, including guarantees and indemnities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States, or GAAP, requires management to adopt accounting policies as well as make estimates and judgments to develop amounts reported in our financial statements and accompanying notes. We maintain a thorough process to review the application of our accounting policies and to evaluate the appropriateness of the estimates that are required to prepare our financial statements. We believe our estimates and judgments are reasonable; however, actual results and the timing of recognition of such amounts could differ from those estimates. In addition, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.
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
The majority of the tickets we sell are non-refundable. Non-refundable fares may be canceled prior to the scheduled departure date for a credit for future travel. Refundable fares may be canceled at any time prior to the scheduled departure date. Failure to cancel a refundable fare prior to departure will result in the cancellation of the original ticket and an issuance of a credit for future travel. Passenger credits can be used for future travel up to a year from the date of issuance. Passenger breakage revenue from unused tickets and passenger credits will be recognized in proportion to flown revenue based on estimates of expected expiration when the likelihood of the customer exercising his or her remaining rights becomes remote. Breakage revenue consists of non-refundable tickets that remain unused past the departure date, have continued validity, and are expected to ultimately expire unused, as well as passenger credits that are not expected to be redeemed prior to expiration. JetBlue uses estimates based on historical experience of expired tickets and credits and considers other factors that could impact future expiration patterns of tickets and credits. Tickets which do not have continued validity past the departure date are recognized as revenue after the scheduled departure date has lapsed.
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
Points Sold to TrueBlue® Partners. Our most significant contract to sell TrueBlue® points is with our co-branded credit card partner. Co-branded credit card partnerships have the following identified performance obligations: air transportation; use of the JetBlue brand name, and access to our frequent flyer customer lists; advertising; and other airline benefits. In determining the estimated selling price, JetBlue considers multiple inputs, methods, and assumptions, including: discounted cash flows; estimated redemption value, net of fulfillment discount; points expected to be awarded and redeemed; estimated annual spending by cardholders; estimated annual royalty for use of JetBlue's frequent flyer customer lists; and estimated utilization of other airline benefits. Payments are typically due monthly based on the volume of points sold during the period, and the terms of our marketing contracts are generally from one to seven years. The overall consideration received is allocated to each performance obligation based on their standalone relative selling prices. The air transportation element is deferred and recognized as passenger revenue when the points are utilized. The other elements are recognized as other revenue when the performance obligation related to those services are satisfied, which is generally the same period as when consideration is received from the participating company.
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

Accounting for Long-Lived Assets
In accounting for long-lived assets, we make estimates about the expected useful lives, projected residual values, and the potential for impairment. In estimating useful lives and residual values of our aircraft, we have relied upon actual industry experience with the same or similar aircraft types and our anticipated utilization of the aircraft. Changing market prices of new and used aircraft, government regulations, and changes in our maintenance program or operations could result in changes to these estimates.
Our long-lived assets are evaluated for impairment when events and circumstances indicate the assets may be impaired. Indicators include operating or cash flow losses, significant decreases in market value, or changes in technology.
To determine whether impairment exists for aircraft used in operations, we group assets at the fleet-type level (the lowest level for which there are identifiable cash flows) and then estimate future cash flows based on projections of capacity, passenger yield, fuel costs, labor costs, and other relevant factors. If an impairment occurs, the impairment loss recognized is the amount by which the fleet's carrying amount exceeds its estimated fair value. We estimate aircraft fair value using published sources, appraisals, and bids received from third parties, as available.
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

REGULATION G RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
We sometimes use non-GAAP financial measures in this report. Non-GAAP financial measures are financial measures that are derived from the consolidated financial statements, but that are not presented in accordance with generally accepted accounting principles in the United States, or GAAP. We believe these non-GAAP financial measures provide a meaningful comparison of our results to others in the airline industry and our prior year results. Investors should consider these non-GAAP financial measures in addition to, and not as a substitute for, our financial performance measures prepared in accordance with GAAP. Further, our non-GAAP information may be different from the non-GAAP information provided by other companies. The information below provides an explanation of each non-GAAP financial measure and shows a reconciliation of non-GAAP financial measures used in this filing to the most directly comparable GAAP financial measures.
Operating Expense per Available Seat Mile, excluding fuel and related taxes, other non-airline operating expenses, and special items ("CASM Ex-Fuel")
Operating expenses per available seat mile, or CASM, is a common metric used in the airline industry. We exclude aircraft fuel and related taxes, operating expenses related to other non-airline businesses, such as our subsidiaries, JetBlue Technology Ventures and JetBlue Travel Products, and special items from operating expenses to determine CASM ex-fuel, which is a non-GAAP financial measure. During the periods presented below, special items include one-time costs related to the Embraer E190 fleet transition as well as one-time costs related to the ratification and implementation of our pilots' collective bargaining agreement. We believe that CASM ex-fuel is useful for investors because it provides investors the ability to measure financial performance excluding items beyond our control, such as fuel costs, which are subject to many economic and political factors, or not related to the generation of an available seat mile, such as operating expense related to other non-airline businesses. We believe this non-GAAP measure is more indicative of our ability to manage airline costs and is more comparable to measures reported by other major airlines.

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF OPERATING EXPENSE PER ASM, EXCLUDING FUEL
(in millions; per ASM data in cents)	2019		2018		2017		2016(1)		2015(1)
	$	per ASM	$	per ASM	$	per ASM	$	per ASM	$	per ASM
Total operating expenses	$7,294	11.43	$7,392	12.34	$6,039	10.78	$5,324	9.93	$5,200	10.56
Less:
Aircraft fuel and related taxes	1,847	2.89	1,899	3.17	1,363	2.43	1,074	2.00	1,348	2.74
Other non-airline expenses(2)	46	0.08	44	0.07	35	0.06	26	0.05	—	—
Special items	14	0.02	435	0.73	—	—	—	—	—	—
Operating expenses, excluding fuel	$5,387	8.44	$5,014	8.37	$4,641	8.29	$4,224	7.88	$3,852	7.82
(1) Amounts prior to 2017 do not reflect the impact of the adoption of ASU 2016-02, Leases (Topic 842) of the Codification, adopted as of January 1, 2019. Refer to Note 1 to our consolidated financial statements for details.
(2) Other non-airline expenses for 2016 includes operating expenses related to JetBlue Technology Ventures only.
With respect to JetBlue's CASM Ex-Fuel guidance, we are not able to provide a reconciliation of the non-GAAP financial measure to the most directly comparable GAAP financial measure because the excluded items have not yet occurred and cannot be reasonably predicted. The reconciling information that is unavailable would include a forward-looking range of financial performance measures beyond our control, such as fuel costs, which are subject to many economic and political factors.
Reconciliation of Operating Expense, Income before Taxes, Net Income and Earnings per Share, excluding special items, gain on equity method investments, and impact of tax reform
Our GAAP results in the applicable periods were impacted by the following: (a) the 2017 tax reform, (b) gain on equity method investments, and (c) charges that are deemed special items. We believe the impact of these items make our results difficult to compare to prior periods as well as future periods and guidance, and, as a result, we exclude these items from the calculation of adjusted operating expense, adjusted income before taxes, adjusted net income, and adjusted earnings per share, which are non-GAAP financial measures. During the periods presented below, special items include one-time costs related to the Embraer E190 fleet transition, as well as one-time costs related to the implementation of our pilots' collective bargaining agreement. We believe the impacts of these items distort our overall trends and that our metrics and results are more comparable with the presentation of our results excluding the impact of these items and therefore is more useful for investors.

The table below provides a reconciliation of our GAAP reported amounts to the non-GAAP amounts excluding the impacts of these items.

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF OPERATING EXPENSE, INCOME BEFORE TAXES, NET INCOME AND EARNINGS PER SHARE EXCLUDING SPECIAL ITEMS, GAIN ON EQUITY METHOD INVESTMENTS, AND IMPACT OF TAX REFORM

	Year Ended December 31,
(in millions except per share amounts)	2019	2018	2017
Total operating revenues	$8,094	$7,658	$7,012

Total operating expenses	$7,294	$7,392	$6,039
Less: Special items	14	435	—
Total operating expenses excluding special items	$7,280	$6,957	$6,039

Operating income	$800	$266	$973
Add back: Special items	14	435	—
Operating income excluding special items	$814	$701	$973

Operating margin excluding special items	10.1%	9.2%	13.9%

Income before income taxes	$768	$219	$918
Add back: Special items	14	435	—
Less: Gain on equity method investments	15	—	—
Income before income taxes excluding special items and gain on equity method investments	$767	$654	$918

Pre-tax margin excluding special items	9.5%	8.5%	13.1%

Income before income taxes excluding special items and gain on equity method investments	$767	$654	$918
Less: Income tax expense (benefit)	199	30	(222)
Less: Income tax benefit related to special items	4	108	—
Less: Income tax (expense) related to gain on equity method investments	(4)	—	—
Less: Income tax benefit related to tax reform	—	28	564
Net Income excluding special items, gain on equity method investments, and tax reform impact	$568	$488	$576

Earnings Per Common Share:
Basic	$1.92	$0.60	$3.47
Add back: Special items, net of tax	0.04	1.05	—
Less: Gain on equity method investments, net of tax	0.04	—	—
Less: Tax reform impact	—	0.09	1.72
Basic excluding special items, gain on equity method investments, and tax reform impact	$1.92	$1.56	$1.75

Diluted	$1.91	$0.60	$3.45
Add back: Special items, net of tax	0.03	1.04	—
Less: Gain on equity method investments, net of tax	0.04	—	—
Less: Tax reform impact	—	0.09	1.71
Diluted excluding special items, gain on equity method investments, and tax reform impact	$1.90	$1.55	$1.74

Return on Invested Capital
Return on invested capital, or ROIC, is an important financial metric which we believe provides meaningful information as to how well we generate returns relative to the capital invested in our business. Our ROIC in 2019 was 9.5% compared to 8.6% in 2018, primarily due to an increase in adjusted operating income driven by cost savings realized from the execution of our Structural Cost Program and lower fuel prices. We are committed to taking appropriate actions which will allow us to produce returns greater than our cost of capital while adding capacity and continuing to grow.
We believe this non-GAAP financial measure provides a meaningful comparison of our results to the rest of the airline industry and our prior year results. Investors should consider this non-GAAP financial measure in addition to, and not as a substitute for, our financial performance measures prepared in accordance with GAAP.

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF RETURN ON INVESTED CAPITAL
(in millions)	Twelve Months Ended December 31,
	2019	2018
Operating Income	$800	$266
Add: Interest income	19	11
Add: Interest component of aircraft lease commitments (1)	17	22
Add: Special items (2)	14	435
Subtotal	850	734
Less: Income tax expense impact	219	186
Operating Income After Tax, Adjusted	$631	$548

Average stockholders' equity	$4,710	$4,660
Average total debt	1,735	1,389
Average aircraft lease commitments	229	287
Invested Capital	$6,674	$6,336

Return on Invested Capital	9.5%	8.6%

(1) Interest component of aircraft lease commitments
Average aircraft lease commitments	$229	$287
Interest component of aircraft lease commitments (Imputed interest at 7.5%)	17	22
(2) During the periods presented above, special items include one-time costs related to the Embraer E190 fleet transition as well as one-time costs related to the ratification and implementation of our pilots' collective bargaining agreement.

Free Cash Flow
The table below reconciles cash provided by operations determined in accordance with GAAP to Free Cash Flow, a non-GAAP financial measure. We believes that Free Cash Flow is a relevant metric in measuring our financial strength and is useful in assessing our ability to fund future capital commitments and other obligations. Investors should consider this non-GAAP financial measure in addition to, and not as a substitute for, our financial measures prepared in accordance with GAAP.

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF FREE CASH FLOW
(in millions)	Year Ended December 31,
	2019	2018	2017	2016(1)	2015(1)(2)
Net cash provided by operating activities	$1,449	$1,200	$1,379	$1,632	$1,598
Less: Capital expenditures	(932)	(908)	(1,074)	(850)	(837)
Less: Predelivery deposits for flight equipment	(224)	(206)	(128)	(161)	(104)
Free Cash Flow	$293	$86	$177	$621	$657
(1) Amounts prior to 2017 do not reflect the impact of the adoption of ASU 2016-02, Leases (Topic 842) of the Codification, adopted as of January 1, 2019. Refer to Note 1 to our consolidated financial statements for details.
(2) Amounts in 2015 do not reflect the impact of the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) of the Codification, adopted as of January 1, 2018.

Adjusted Debt to Capitalization Ratio
Adjusted debt to capitalization ratio is a non-GAAP financial measure which we believe is relevant in assessing the Company's overall debt profile. Adjusted debt includes aircraft operating lease liabilities, in addition to total debt and finance lease obligations. Adjusted capitalization represents total equity plus adjusted debt. Investors should consider this non-GAAP financial measure in addition to, and not as a substitute for, our financial measures prepared in accordance with GAAP.

NON-GAAP FINANCIAL MEASURE ADJUSTED DEBT TO CAPITALIZATION RATIO
(in millions)	December 31,
	2019	2018
Long-term debt and finance lease obligations	$1,990	$1,361
Current maturities of long-term debt and finance lease obligations	344	309
Operating lease liabilities - aircraft	183	256
Adjusted debt	$2,517	$1,926

Long-term debt and finance lease obligations	$1,990	$1,361
Current maturities of long-term debt and finance lease obligations	344	309
Operating lease liabilities - aircraft	183	256
Stockholders' equity	4,799	4,685
Adjusted capitalization	$7,316	$6,611

Adjusted debt to capitalization ratio	34%	29%

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
Aircraft fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the December 31, 2019 cost per gallon of fuel. Based on projected 2020 fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $192 million in 2020. This is compared to an estimated $180 million for 2019 measured as of December 31, 2018. As of December 31, 2019, we had hedged approximately 10% of our projected 2020 fuel requirements. All hedge contracts existing as of December 31, 2019 settle by June 30, 2020.
The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $2.1 billion of our debt and finance lease obligations, with the remaining $217 million having floating interest rates. If interest rates were on average 100 basis points higher in 2020 than they were during 2019, our interest expense would increase by approximately $2 million. This amount is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
If interest rates were an average 100 basis points lower in 2020 than they were during 2019, our interest income from cash and investment balances would decrease by approximately $3 million. This amount is determined by considering the impact of the hypothetical interest rates on our cash and cash equivalents and short-term investment securities balances.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of JetBlue Airways Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of JetBlue Airways Corporation (the Company) as of December 31, 2019 and 2018 and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in Item 15(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of JetBlue Airways Corporation at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), and the related amendments.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Loyalty Program - Breakage

Description of the Matter
As discussed in Note 2 to the consolidated financial statements, under the customer loyalty program, the Company issues points to customers based upon the fare paid for a ticket purchase or through sales to business partners, including JetBlue’s co-branded credit card partners. The Company defers a portion of the transaction price allocable to points issued and recognizes revenue when the points are utilized for travel. The Company estimates breakage for issued points using historical redemption patterns and records revenue for points that are not expected to be redeemed. Estimates of breakage are evaluated annually, and changes to breakage estimates prospectively impact Passenger revenue and Air traffic liability. The balance of the Company’s Air traffic liability associated with the loyalty program was $661 million at December 31, 2019.
Auditing management’s estimates and calculations used in its accounting for the loyalty program is significant to our audit as the related impact to Passenger revenue and Air traffic liability is material and sensitive to changes in the breakage rate. The estimate of breakage by management requires the Company to forecast redemption patterns, which involves the application of judgment and estimation. As a result, auditing the Company’s accounting for the loyalty program required complex auditor judgement.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for the loyalty program, including controls over management's estimation of breakage rates and review of the significant assumptions underlying the determination of estimated redemption patterns.
Our audit procedures included, among others, evaluating the significant assumptions and the accuracy and completeness of the underlying data used in management's calculation including the total number of points issued to and redeemed by customers. We involved our valuation professionals to assist us in our evaluation of the methodology used by the Company to estimate expected redemption patterns. We performed a sensitivity analysis of management’s estimate of points expected to be redeemed to evaluate the impact on Passenger revenue and Air traffic liability. We also tested the calculation used to determine the amount recognized as revenue for the period.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2001.

New York, New York
February 18, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of JetBlue Airways Corporation

Opinion on Internal Control over Financial Reporting

We have audited JetBlue Airways Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, JetBlue Airways Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated February 18, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York
February 18, 2020

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$959	$474
Investment securities	369	413
Receivables, less allowance (2019 - $1; 2018-$1)	231	211
Inventories, less allowance (2019 - $22; 2018-$18)	81	78
Prepaid expenses and other	146	212
Total current assets	1,786	1,388
PROPERTY AND EQUIPMENT
Flight equipment	10,332	9,525
Predelivery deposits for flight equipment	433	293
Total flight equipment and predelivery deposits, gross	10,765	9,818
Less accumulated depreciation	2,768	2,448
Total flight equipment and predelivery deposits, net	7,997	7,370
Other property and equipment	1,145	1,074
Less accumulated depreciation	528	461
Total other property and equipment, net	617	613
Total property and equipment, net	8,614	7,983
OPERATING LEASE ASSETS	912	1,056
OTHER ASSETS
Investment securities	3	3
Restricted cash	59	59
Other	544	470
Total other assets	606	532
TOTAL ASSETS	$11,918	$10,959

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2019	2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$401	$437
Air traffic liability	1,119	1,035
Accrued salaries, wages and benefits	376	313
Other accrued liabilities	295	298
Current operating lease liabilities	128	133
Current maturities of long-term debt and finance lease obligations	344	309
Total current liabilities	2,663	2,525
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS	1,990	1,361
LONG-TERM OPERATING LEASE LIABILITIES	690	798
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	1,251	1,112
Air traffic liability - loyalty non-current	481	447
Other	44	31
Total deferred taxes and other liabilities	1,776	1,590
COMMITMENTS AND CONTINGENCIES (Notes 11 & 12)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 427 and 422 shares issued and 282 and 306 shares outstanding at 2019 and 2018, respectively	4	4
Treasury stock, at cost; 145 and 116 shares at 2019 and 2018, respectively	(1,782)	(1,272)
Additional paid-in capital	2,253	2,203
Retained earnings	4,322	3,753
Accumulated other comprehensive income (loss)	2	(3)
Total stockholders’ equity	4,799	4,685
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,918	$10,959

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended December 31,
	2019	2018	2017
OPERATING REVENUES
Passenger	$7,786	$7,381	$6,761
Other	308	277	251
Total operating revenues	8,094	7,658	7,012
OPERATING EXPENSES
Aircraft fuel and related taxes	1,847	1,899	1,363
Salaries, wages and benefits	2,320	2,044	1,887
Landing fees and other rents	474	462	438
Depreciation and amortization	525	469	424
Aircraft rent	99	104	102
Sales and marketing	290	294	271
Maintenance, materials and repairs	619	625	622
Other operating expenses	1,106	1,060	932
Special items	14	435	—
Total operating expenses	7,294	7,392	6,039
OPERATING INCOME	800	266	973
OTHER INCOME (EXPENSE)
Interest expense	(79)	(70)	(71)
Capitalized interest	14	10	10
Gain on equity method investments	15	—	—
Interest income and other	18	13	6
Total other income (expense)	(32)	(47)	(55)
INCOME BEFORE INCOME TAXES	768	219	918
Income tax expense (benefit)	199	30	(222)
NET INCOME	$569	$189	$1,140

EARNINGS PER COMMON SHARE
Basic	$1.92	$0.60	$3.47
Diluted	$1.91	$0.60	$3.45

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2019	2018	2017
NET INCOME	$569	$189	$1,140
Changes in fair value of derivative instruments, net of reclassifications into earnings, net of tax benefit (expense) of $(1), $2, and $8 in 2019, 2018, and 2017, respectively	5	(3)	(13)
Total other comprehensive income (loss)	5	(3)	(13)
COMPREHENSIVE INCOME	$574	$186	$1,127

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$569	$189	$1,140
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	139	90	(309)
Depreciation	474	423	383
Impairment of long-lived assets	—	319	—
Amortization	51	46	41
Stock-based compensation	31	28	29
Changes in certain operating assets and liabilities:
(Increase) decrease in receivables	(3)	46	(52)
(Increase) decrease in inventories, prepaid and other	188	(178)	21
Increase in air traffic liability	118	131	101
Increase (decrease) in accounts payable and other accrued liabilities	(91)	103	47
Other, net	(27)	3	(22)
Net cash provided by operating activities	1,449	1,200	1,379
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(932)	(908)	(1,074)
Predelivery deposits for flight equipment	(224)	(206)	(128)
Purchase of held-to-maturity investments	(374)	(429)	(207)
Proceeds from the maturities of held-to-maturity investments	534	505	244
Purchase of available-for-sale securities	(1,000)	(979)	(245)
Proceeds from the sale of available-for-sale securities	880	875	444
Other, net	(13)	(15)	(13)
Net cash used in investing activities	(1,129)	(1,157)	(979)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	51	48	48
Proceeds from issuance of long-term debt	981	687	—
Repayment of long-term debt and finance lease obligations	(323)	(222)	(194)
Acquisition of treasury stock	(542)	(382)	(390)
Other, net	(2)	—	—
Net cash provided by (used in) financing activities	165	131	(536)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	485	174	(136)
Cash, cash equivalents and restricted cash at beginning of period	533	359	495
Cash, cash equivalents and restricted cash at end of period (1)	$1,018	$533	$359
SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest (net of amount capitalized)	$62	$59	$60
Cash payments for income taxes (net of refunds)	(52)	11	139
NON-CASH TRANSACTIONS
Operating lease assets obtained in exchange for operating lease liabilities	$7	$20	$51

(1) Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
	December 31,
	2019	2018	2017
Cash and cash equivalents	$959	$474	$303
Restricted cash	59	59	56
Total cash, cash equivalents and restricted cash	$1,018	$533	$359

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2016	414	$4	77	$(500)	$2,050	$2,366	$13	$3,933
Cumulative Effect for the adoption of ASU 2016-02	—	—	—	—	—	58	—	58
Net income	—	—	—	—	—	1,140	—	1,140
Other comprehensive (loss)	—	—	—	—	—	—	(13)	(13)
Vesting of restricted stock units	1	—	1	(10)	—	—	—	(10)
Exercise of stock options	—	—	—	—	4	—	—	4
Stock compensation expense	—	—	—	—	29	—	—	29
Stock issued under Crewmember Stock Purchase Plan	3	—	—	—	44	—	—	44
Shares repurchased	—	—	19	(380)	—	—	—	(380)
Balance at December 31, 2017	418	$4	97	$(890)	$2,127	$3,564	$—	$4,805
Net income	—	—	—	—	—	189	—	189
Other comprehensive (loss)	—	—	—	—	—	—	(3)	(3)
Vesting of restricted stock units	1	—	—	(7)	—	—	—	(7)
Stock compensation expense	—	—	—	—	28	—	—	28
Stock issued under Crewmember Stock Purchase Plan	3	—	—	—	48	—	—	48
Shares repurchased	—	—	19	(375)	—	—	—	(375)
Balance at December 31, 2018	422	$4	116	$(1,272)	$2,203	$3,753	$(3)	$4,685
Net income	—	—	—	—	—	569	—	569
Other comprehensive income	—	—	—	—	—	—	5	5
Vesting of restricted stock units	2	—	—	(6)	—	—	—	(6)
Stock compensation expense	—	—	—	—	31	—	—	31
Stock issued under Crewmember Stock Purchase Plan	3	—	—	—	51	—	—	51
Shares repurchased	—	—	29	(504)	(32)	—	—	(536)
Balance at December 31, 2019	427	$4	145	$(1,782)	$2,253	$4,322	$2	$4,799

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JetBlue Airways Corporation, or JetBlue, is New York's Hometown Airline®. We believe our differentiated product and service offerings combined with our competitive cost advantage enables us to effectively compete in the high-value geography we serve. As of December 31, 2019, we served 99 destinations in 30 states, the District of Columbia, the Commonwealth of Puerto Rico, the U.S. Virgin Islands, and 21 countries in the Caribbean and Latin America.

Note 1—Summary of Significant Accounting Policies
Basis of Presentation
JetBlue provides air transportation services across the United States, the Caribbean, and Latin America. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and include the accounts of JetBlue and our subsidiaries. All majority-owned subsidiaries are consolidated with all intercompany transactions and balances being eliminated.
Use of Estimates
The preparation of our consolidated financial statements and accompanying notes in conformity with GAAP requires us to make certain estimates and assumptions. Actual results could differ from those estimates.
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
Cash and Cash Equivalents
Our cash and cash equivalents include short-term, highly liquid investments which are readily convertible into cash. These investments include money market securities, commercial paper, and time deposits with maturities of three months or less when purchased.
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
Available-for-sale investment securities
Our available-for-sale investment securities include highly liquid investments such as time deposits, U.S. Treasury bills with maturities between three and twelve months, commercial paper, and convertible debt securities which are stated at fair value.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Held-to-maturity investment securities
Our held-to-maturity investments consist of investment-grade interest bearing instruments, such as corporate bonds and U.S. Treasury notes, which are stated at amortized cost. We do not intend to sell these investment securities and the contractual maturities are not greater than 24 months. Those with maturities less than twelve months are included in short-term investments on our consolidated balance sheets. Those with remaining maturities in excess of twelve months are included in long-term investments on our consolidated balance sheets. We did not record any material gains or losses on these securities during the years ended December 31, 2019, 2018 or 2017. The estimated fair value of these investments approximated their carrying value as of December 31, 2019 and 2018.
The carrying values of investment securities consisted of the following at December 31, 2019 and 2018 (in millions):

	December 31, 2019	December 31, 2018
Available-for-sale securities
Time deposits	$325	$190
U.S. Treasury	—	39
Commercial paper	20	—
Debt securities	6	7
Total available-for-sale securities	351	236
Held-to-maturity securities
U.S. Treasury	—	180
Corporate bonds	21	—
Total held-to-maturity securities	21	180
Total investment securities	$372	$416

Equity Method Investments
Investments in which we can exercise significant influence are accounted for using the equity method in accordance with Topic 323, Investments - Equity Method and Joint Ventures of the Codification. The carrying amount of our equity method investments, which is recorded within other assets on our consolidated balance sheets, was $38 million and $11 million as of December 31, 2019 and 2018, respectively. In September 2019, we recognized a gain of $15 million on one of our equity method investments related to its fair value measurement upon the closing of a subsequent financing round.
Derivative Instruments
Our derivative instruments include fuel hedge contracts, such as jet fuel call options and call option spreads, which are stated at fair value, net of any collateral postings. Derivative instruments are included in other current assets and other current liabilities on our consolidated balance sheets. Refer to Note 13 to our consolidated financial statements for more information.
Inventories
Inventories consist of expendable aircraft spare parts and supplies that are stated at average cost, as well as aircraft fuel that is accounted for on a first-in, first-out basis. These items are expensed when used or consumed. An allowance for obsolescence on aircraft spare parts is provided over the remaining useful life of the related aircraft fleet.
Property and Equipment
We record our property and equipment at cost and depreciate these assets on a straight-line basis over their estimated useful lives to their estimated residual values. We capitalize additions, modifications enhancing the operating performance of our assets, and the interest related to predelivery deposits used to acquire new aircraft and the construction of our facilities.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated useful lives and residual values for our property and equipment are as follows:

Property and Equipment Type	Estimated Useful Life	Residual Value
Aircraft	25 years	20%
Inflight entertainment systems	5-10 years	0%
Aircraft parts	Fleet life	10%
Flight equipment leasehold improvements	Lower of lease term or economic life	0%
Ground property and equipment	2-10 years	0%
Leasehold improvements—other	Lower of lease term or economic life	0%
Buildings on leased land	Lease term	0%

Property under finance leases is initially recorded at an amount equal to the present value of future minimum lease payments which is computed on the basis of our incremental borrowing rate or, when known, the interest rate implicit in the lease. Amortization of property under finance leases is on a straight-line basis over the expected useful life to their estimated residual values and is included in depreciation and amortization expense.
We record impairment losses on long-lived assets used in operations when events and circumstances indicate the assets may be impaired and the undiscounted future cash flows estimated to be generated by the assets are less than the assets’ net book value. If impairment occurs, the loss is measured by comparing the fair value of the asset to its carrying amount.
Software
We capitalize certain costs related to the acquisition and development of computer software. We amortize these costs using the straight-line method over the estimated useful life of the software, which is generally five years. The net book value of computer software, which is included in other assets on our consolidated balance sheets, was $102 million and $96 million as of December 31, 2019 and 2018, respectively. Amortization expense related to computer software was $52 million, $46 million and $41 million for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, amortization expense related to computer software is expected to be approximately $35 million in 2020, $26 million in 2021, $22 million in 2022, $15 million in 2023, and $4 million in 2024.
Intangible Assets
Our intangible assets consist primarily of acquired take-off and landing slots, or Slots, at certain domestic airports. Slots are the rights to take-off or land at a specific airport during a specific time period of the day and are a means by which airport capacity and congestion can be managed. We account for Slots at High Density Airports, including Reagan National Airport in Washington, D.C., LaGuardia Airport, and JFK Airport, both in New York City, as indefinite life intangible assets which result in no amortization expense. We evaluate our intangible assets for impairment at least annually or when events and circumstances indicate they may be impaired. Indicators include operating or cash flow losses as well as various market factors to determine if events and circumstances could reasonably have affected the fair value. As of December 31, 2019 and 2018, our intangible assets for Slots at High Density Airports with indefinite lives were $139 million.
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
The majority of the tickets sold are non-refundable. Non-refundable fares may be canceled prior to the scheduled departure date for a credit for future travel. Refundable fares may be canceled at any time prior to the scheduled departure date. Failure to cancel a refundable fare prior to departure will result in the cancellation of the original ticket and an issuance of a credit for future travel. Passenger credits can be used for future travel up to a year from the date of issuance. Passenger breakage revenue from unused tickets and passenger credits will be recognized in proportion to flown revenue based on estimates of expected expiration when the likelihood of the customer exercising his or her remaining rights becomes remote.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Breakage revenue consists of non-refundable tickets that remain unused past the departure date, have continued validity, and are expected to ultimately expire unused, as well as passenger credits that are not expected to be redeemed prior to expiration. JetBlue uses estimates based on historical experience of expired tickets and credits and considers other factors that could impact future expiration patterns of tickets and credits. Tickets which do not have continued validity past the departure date are recognized as revenue after the scheduled departure date has lapsed.
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
Points Sold to TrueBlue® Partners. Our most significant contract to sell TrueBlue® points is with our co-branded credit card partner. Co-branded credit card partnerships have the following identified performance obligations: air transportation; use of the JetBlue brand name and access to our frequent flyer customer lists; advertising; and other airline benefits. In determining the estimated selling price, JetBlue considered multiple inputs, methods and assumptions, including: discounted cash flows; estimated redemption value, net of fulfillment discount; points expected to be awarded and redeemed; estimated annual spending by cardholders; estimated annual royalty for use of JetBlue's frequent flyer customer lists; and estimated utilization of other airline benefits. Payments are typically due monthly based on the volume of points sold during the period, and the terms of our marketing contracts are generally from one to seven years. The overall consideration received is allocated to each performance obligation based on their standalone relative selling prices. The air transportation element is deferred and recognized as passenger revenue when the points are utilized. The other elements are recognized as other revenue when the performance obligation related to those services are satisfied, which is generally the same period as when consideration is received from the participating company.
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
Advertising Costs
Advertising costs, which are included in sales and marketing, are expensed as incurred. Advertising expense was $66 million in 2019, $72 million in 2018 and $66 million in 2017.

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
Recently Issued Accounting Standards
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The update requires the use of an "expected loss" model on certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. For trade receivables, loans, and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. The new standard is effective for us on January 1, 2020 and we are required to adopt its provisions using a modified retrospective transition approach by recording a cumulative effect adjustment in retained earnings as of the beginning of the year of adoption. We have substantially completed our assessment of the new standard and do not expect its adoption to have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The update eliminates, adds, and modifies certain disclosure requirements for fair value measurements. The new standard is effective for us on January 1, 2020. We have substantially completed our assessment of the new standard and do not expect its adoption to have a significant impact on our consolidated financial statement disclosures.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update eliminates, clarifies, and modifies certain guidance related to the accounting for income taxes. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020, with early adoption permitted. We are still evaluating the full impact of adopting the amendments on our consolidated financial statements.
Recently Adopted Accounting Standards
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
We adopted the requirements of ASU 2016-02 as of January 1, 2019, utilizing the modified retrospective method of transition for all leases existing at or commencing after the date of initial application. We recorded a $58 million cumulative adjustment to retained earnings as of January 1, 2017, the beginning of the retrospective reporting period, for the impact of the new accounting standard. The adjustments to retained earnings were driven principally by the derecognition of our existing assets constructed for others and construction obligation related to our Terminal 5 (T5) build-to-suit project at John F. Kennedy International Airport in New York.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2— Revenue Recognition
The Company categorizes the revenue received from contracts with its customers by revenue source as we believe it best depicts the nature, amount, timing, and uncertainty of our revenue and cash flow. The following table provides the revenue recognized by revenue source for the years ended December 31, 2019, 2018, and 2017 (in millions):

	2019	2018	2017
Passenger revenue
Passenger travel	$7,395	$7,061	$6,508
Loyalty revenue - air transportation	391	320	253
Other revenue
Loyalty revenue	201	168	140
Other revenue	107	109	111
Total revenue	$8,094	$7,658	$7,012

For 2019, TrueBlue® points earned from ticket purchases are presented as a reduction to Passenger travel within passenger revenue. Amounts presented in Loyalty revenue - air transportation represent the revenue recognized when TrueBlue points have been redeemed and the travel has occurred. The corresponding amounts for 2018 and 2017 have been reclassified to be comparable with the current year presentation. These reclassifications do not impact total passenger revenue.

Contract Liabilities
Our contract liabilities primarily consist of ticket sales for which transportation has not yet been provided, unused credits available to customers, and outstanding loyalty points available for redemption (in millions):

	December 31, 2019	December 31, 2018
Air traffic liability - passenger travel	$929	$892
Air traffic liability - loyalty program (air transportation)	661	580
Deferred revenue	10	10
Total	$1,600	$1,482

During the years ended December 31, 2019 and 2018, we recognized passenger revenue of $878 million and $823 million respectively, that was included in passenger travel liability at the beginning of the respective periods.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the activity of the current and non-current air traffic liability for our loyalty program, and includes points earned and sold to participating companies (in millions):

Balance at December 31, 2017	$502
TrueBlue® points redeemed	(320)
TrueBlue® points earned and sold	398
Balance at December 31, 2018	580
TrueBlue® points redeemed	(391)
TrueBlue® points earned and sold	472
Balance at December 31, 2019	$661

The timing of our TrueBlue® point redemptions can vary; however, the majority of our points are redeemed within approximately three years of the date of issuance.

Note 3—Long-term Debt, Short-term Borrowings and Finance Lease Obligations
Long-term debt and finance lease obligations and the related weighted average interest rate at December 31, 2019 and 2018 consisted of the following (in millions):

	December 31, 2019		December 31, 2018
Secured Debt
Floating rate equipment notes, due through 2028(1)	$201	4.3%	$247	4.9%
Fixed rate enhanced equipment notes, due through 2023(2)	134	4.5%	152	4.5%
Fixed rate enhanced equipment notes:(3)
Series AA, due through 2032	589	2.8%	—	—%
Series A, due through 2028	183	3.0%	—	—%
Fixed rate equipment notes, due through 2028(4)	1,113	4.2%	1,131	4.7%
Fixed rate specialty bonds, due through 2036(5)	43	4.9%	43	4.9%
Finance Leases(6)	89	4.8%	107	4.7%
Total debt and finance lease obligations	2,352		1,680
Less: Current maturities	(344)		(309)
Less: Debt acquisition cost	(18)		(10)
Long-term debt and finance lease obligations	$1,990		$1,361

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
(3)In November 2019, we completed a public placement of equipment notes in an aggregate principal amount of $772 million secured by 25 Airbus A321 aircraft. The equipment notes were issued in two series: (i) Series AA, bearing interest at the rate of 2.75% per annum in the aggregate principal amount equal to $589 million, and (ii) Series A, bearing interest at the rate of 2.95% per annum in the aggregate principal amount equal to $183 million. Principal and interest are payable semi-annually.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)In 2019, we issued $219 million in fixed rate equipment notes due through 2027, which are secured by 10 Airbus A320 aircraft and two Airbus A321 aircraft. In 2018, we issued $567 million in fixed rate equipment notes due through 2028, which are secured by 14 Airbus A320 aircraft and 10 Airbus A321 aircraft.
(5)    In November 2005, the Greater Orlando Aviation Authority, or GOAA, issued special purpose airport facilities revenue bonds to JetBlue as reimbursement for certain airport facility construction and other costs. In April 2013, GOAA issued $42 million in special purpose airport facility revenue bonds to refund the bonds issued in 2005. The proceeds from the refunded bonds were loaned to us and we recorded the issuance of $43 million, net of $1 million premium, as long-term debt on our consolidated balance sheets.
(6) As of December 31, 2019 and 2018, four finance leased Airbus A320 aircraft and two finance leased Airbus A321 aircraft were included in property and equipment at a cost of $250 million and $253 million, respectively, with accumulated amortization of $80 million and $72 million, respectively. The future minimum lease payments under these non-cancelable leases are $35 million in 2020, $39 million in 2021, $9 million in 2022, $9 million in 2023, $5 million in 2024 and no payments in the years thereafter. Included in the future minimum lease payments is $8 million representing interest, resulting in a present value of finance leases of $89 million with a current portion of $31 million and a long-term portion of $58 million.
As of December 31, 2019, we believe we were in material compliance with all of our covenants in relation to our debt and lease agreements.
Maturities of our debt and finance leases, net of debt acquisition costs, for the next five years are as follows (in millions):

Maturities
2020	$341
2021	340
2022	319
2023	298
2024	169
Thereafter	867

Aircraft, engines, and other equipment and facilities having a net book value of $4.3 billion at December 31, 2019 were pledged as security under various financing arrangements. Cash payments for interest related to debt and finance lease obligations, net of capitalized interest, aggregated $62 million, $59 million and $60 million in 2019, 2018, and 2017, respectively.
The carrying amounts and estimated fair values of our long-term debt, net of debt acquisition costs, at December 31, 2019 and 2018 were as follows (in millions):

	December 31, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Public Debt
Fixed rate special facility bonds, due through 2036	$42	$46	$42	$44
Fixed rate enhanced equipment notes:
Series AA, due through 2032	581	586	—	—
Series A, due through 2028	181	186	—	—
Non-Public Debt
Fixed rate enhanced equipment notes, due through 2023	133	141	151	153
Floating rate equipment notes, due through 2028	201	207	245	245
Fixed rate equipment notes, due through 2028	1,107	1,201	1,125	1,135
Total(1)	$2,245	$2,367	$1,563	$1,577
(1) Total excludes finance lease obligations of $89 million and $107 million at December 31, 2019 and 2018, respectively.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Short-term Borrowings
Citibank Line of Credit
In August 2019, we amended and restated our revolving Credit and Guaranty Agreement with Citibank, N.A. as the administrative agent. The amendment increased our borrowing capacity by $125 million to $550 million and extended the term of the facility through August 2023. Borrowings under the Credit and Guaranty Agreement bear interest at a variable rate equal to LIBOR, plus a margin. The Credit and Guaranty Agreement is secured by Slots at John F. Kennedy International Airport, LaGuardia Airport, and Reagan National Airport, as well as certain other assets. Slots are rights to take-off or land at a specific airport during a specific time period during the day and a means by which airport capacity and congestion can be managed. The Credit and Guaranty Agreement includes covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under revolving credit facilities. In addition, the covenants restrict our ability to, among other things, dispose of certain collateral, or merge, consolidate, or sell assets. As of and for the years ended December 31, 2019 and 2018, we did not have a balance outstanding or borrowings under this line of credit.
Morgan Stanley Line of Credit
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon LIBOR, plus a margin. As of and for the years ended December 31, 2019 and 2018, we did not have a balance outstanding or borrowings under this line of credit.

Note 4—Leases
As discussed in Note 1 to our consolidated financial statements, we adopted ASU 2016-02, Leases (Topic 842) of the Codification, as of January 1, 2019. The new standard requires leases with durations greater than twelve months to be recognized on the balance sheet. Our 2018 and 2017 financial statements have been recast to reflect the retrospective application of the new standard.
Operating lease assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. When available, we use the rate implicit in the lease to discount lease payments to present value. For leases that do not provide a readily determinable implicit rate, we estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases with a term of 12 months or less are not recorded on the balance sheet. Our lease agreements do not contain any residual value guarantees. For facility leases, we account for the lease and non-lease components as a single lease component.
The table below presents the lease-related assets and liabilities recorded on our consolidated balance sheets as of December 31, 2019 and 2018 (in millions):

		As of December 31,
		2019	2018
Assets	Classification on Balance Sheet
Operating lease assets	Operating lease assets	$912	$1,056
Finance lease assets	Property and equipment, net	171	181
Total lease assets		$1,083	$1,237

Liabilities	Classification on Balance Sheet
Current:
Operating lease liabilities	Current operating lease liabilities	$128	$133
Finance lease liabilities	Current maturities of long-term debt and finance lease obligations	31	18
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	690	798
Finance lease liabilities	Long-term debt and finance lease obligations	58	89
Total lease liabilities		$907	$1,038

		As of December 31,
		2019	2018
Weighted average remaining lease term (in years)
Operating leases		11	11
Finance leases		3	4
Weighted average discount rate
Operating leases		5.95%	5.95%
Finance leases		4.75%	4.73%

Flight Equipment Leases
We operated a fleet of 259 aircraft as of December 31, 2019. Of our fleet, 41 aircraft were under operating leases and six aircraft were under finance leases. Our aircraft leases generally have long durations with remaining terms of one month to six years.
The majority of aircraft operating leases can be renewed at rates based on fair market value at the end of the lease term for one or two years. None of our aircraft operating leases have variable rent payments. We have purchase options for 41 of our aircraft leases at the end of their lease terms. These purchase options are at fair market value and have a one-time option during the term at fixed amounts that were expected to approximate the fair market value at lease inception.
Facility Leases
Our facility leases are primarily for space at the airports we serve. These leases are classified as operating leases and reflect our use of passenger terminal service facilities consisting of ticket counters, gate space, operations support area, and baggage service offices. We generally lease space directly or indirectly from the local airport authority on varying terms dependent on prevailing practices at each airport. The remaining terms of our airport leases vary from eight months to 15 years. Our leases at certain airports contain provisions for periodic adjustments of rental rates based on the operating costs of the airports or the frequency of use of the facilities. Because of the variable nature of the rates, these leases are not recorded as operating lease assets and operating lease liabilities on our consolidated balance sheets.
We also have leases for our corporate offices, training center, and various hangars and airport support facilities at our focus cities.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Ground and Property Equipment
We lease certain IT assets, ground support equipment, and various other pieces of equipment. The lease terms of our ground support equipment are less than 12 months, while the amount of other equipment we have is not significant.
Lease Costs
The table below presents certain information related to our lease costs during the years ended December 31, 2019, 2018, and 2017 (in millions):

	2019	2018	2017
Operating lease cost	$180	$185	$180
Short-term lease cost	2	2	2
Finance lease cost:
Amortization of assets	9	10	10
Interest on lease liabilities	3	3	4
Variable lease cost	391	379	358
Sublease income	(19)	(15)	(14)
Total net lease cost	$566	$564	$540

Other Information
The table below presents supplemental cash flow information related to leases during the years ended December 31, 2019, 2018, and 2017 (in millions):

	2019	2018	2017
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$136	$151	$150
Operating cash flows for finance leases	5	5	6
Financing cash flows for finance leases	17	17	16

Lease Commitments
The table below presents scheduled future minimum lease payments for operating and finance leases recorded on our consolidated balance sheets, as of December 31, 2019 (in millions):

	As of December 31, 2019
	Operating Leases	Finance Leases
2020	$128	$35
2021	122	39
2022	114	9
2023	104	9
2024	95	5
Thereafter	565	—
Total minimum lease payments	1,128	97
Less: amount of lease payment representing interest	(310)	(8)
Present value of future minimum lease payment	818	89
Less: current obligations under leases	(128)	(31)
Long-term lease obligations	$690	$58

We did not have any lease commitments that have not yet commenced as of December 31, 2019.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5—JFK Terminal 5
We operate out of T5 at JFK and our occupancy is governed by various lease agreements with the PANYNJ. Under the terms of the facility lease agreement, we were responsible for the construction of the 635,000 square foot 26-gate terminal, a parking garage, roadways, and an AirTrain Connector, all of which are owned by the PANYNJ and collectively referred to as the T5 Project. In 2014, we completed construction of an international arrivals facility and additional gates, T5i. T5i includes six international arrival gates comprised of three new gates and three converted gates from T5, as well as an international arrivals hall with full U.S. Customs and Border Protection services.
We executed an extension to the original T5 lease in 2013. The lease, as amended, now incorporates a total of approximately 19 acres of space for our T5 facilities and ends on the 28th anniversary of the date of beneficial occupancy of T5i. We have the option to terminate the agreement in 2033, five years prior to the end of the original scheduled lease term of October 2038. We are responsible for various payments under the leases, including ground and facility rents which are reflected in the future minimum lease payments table in Note 4 to our consolidated financial statements. The facility rents are based upon the number of passengers enplaned out of the terminal, subject to annual minimums.
We were previously considered the owner of the T5 Project for financial reporting purposes and were required to reflect an asset for costs incurred on our consolidated balance sheets since construction commenced in 2005. The total costs incurred for elements of the T5 Project were $637 million, of which $561 million was classified as Assets Constructed for Others and the remaining $76 million was classified as leasehold improvements on our consolidated balance sheets as of December 31, 2018. The PANYNJ has reimbursed us for the amounts included in Assets Constructed for Others. These reimbursements and related interest were reflected as Construction Obligation on our consolidated balance sheets. When the facility rents were paid, they were treated as a debt service on the Construction Obligation, with the portion not relating to interest reducing the principal balance. The balance classified as Construction Obligation was $424 million as of December 31, 2018. The T5 Project was derecognized from our consolidated balance sheets upon the adoption of ASC 842, Leases, on January 1, 2019. Following the derecognition of these assets and liabilities, we recognized a ROU asset and lease liability representing the fixed component of the lease payments.
Our construction of T5i is accounted for at cost with no financing obligation. Total expenditures relating to T5i were approximately $207 million, all of which were incurred prior to 2016 and are classified as leasehold improvements in our consolidated balance sheets.

Note 6—Stockholders’ Equity
On September 10, 2015, our Board of Directors approved a share repurchase program of up to $250 million worth of JetBlue common stock over a three year period beginning in January 2016. On December 7, 2016, the Board approved certain changes to our share repurchase program, or the 2016 Authorization, to increase the aggregate authorization to $500 million worth of common stock, and to extend the term of the program through December 2019. The 2016 Authorization was completed in 2017.
On December 8, 2017, the Board of Directors approved a two year share repurchase program, or the 2017 Authorization, of up to $750 million worth of common stock beginning on January 1, 2018. The 2017 Authorization was completed in 2019.
On September 19, 2019, the Board of Directors approved a share repurchase program, or the 2019 Authorization, of up to $800 million worth of common stock beginning on October 1, 2019 and ending no later than December 31, 2021.
Our share repurchase programs include authorization for repurchases in open market transactions pursuant to Rules 10b-18 and/or 10b5-1 of the Exchange Act, and/or one or more privately-negotiated accelerated stock repurchase transactions.
In 2017, we entered into three separate ASR agreements for a sum of $380 million. A total of 18.7 million shares were repurchased under these ASR agreements with an average price paid per share of $20.36.
In 2018, we entered into three separate ASR agreements for a sum of $375 million. A total of 19.1 million shares were repurchased under these ASR agreements with an average price paid per share of $19.60.
In 2019, we entered into four separate ASR agreements for a sum of $535 million. A total of 28.1 million shares were repurchased under these ASR agreements with an average price paid per share of $19.02.
The total shares purchased by JetBlue under each of the ASRs in 2019, 2018, and 2017 were based on the volume weighted average prices of JetBlue's common stock during the terms of the respective agreements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019, we had a total of 18.3 million shares of our common stock reserved for issuance. These shares are primarily related to our equity incentive plans. Refer to Note 8 to our consolidated financial statements for further details on our share-based compensation.
As of December 31, 2019, we had a total of 144.6 million shares of treasury stock.

Note 7—Earnings Per Share
The following table shows how we computed basic and diluted earnings per common share for the years ended December 31 (dollars and share data in millions):

	2019	2018	2017
Net income (1)	$569	$189	$1,140

Weighted average basic shares	296.6	312.9	328.7
Effect of dilutive securities	1.8	1.6	1.7
Weighted average diluted shares	298.4	314.5	330.4

Earnings per common share
Basic	$1.92	$0.60	$3.47
Diluted	$1.91	$0.60	$3.45

(1) As discussed in Note 1 to our consolidated financial statements, we adopted ASC 842, Leases, as of January 1, 2019. The adoption of this standard increased previously reported net income by approximately $1 million for 2018, and $15 million or $0.04 per diluted share for 2017. It did not have a material impact on our earnings per diluted share in 2018.
As discussed in Note 6 to our consolidated financial statements, JetBlue entered into various ASR agreements in 2019, 2018, and 2017 and purchased approximately 28.1 million, 19.1 million, and 18.7 million shares, respectively, for $535 million, $375 million, and $380 million, respectively. The number of shares repurchased are based on the volume weighted average prices of JetBlue's common stock during the term of the ASR agreements.

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
Unrecognized stock-based compensation expense, which was approximately $25.3 million as of December 31, 2019, related to a total of 2.5 million unvested restricted stock units, or RSUs, performance stock units, or PSUs, and deferred stock units, or DSUs, under our 2011 Plan. We expect to recognize this stock-based compensation expense over a weighted average period of approximately two years.
The total stock-based compensation expense for the years ended December 31, 2019, 2018, and 2017 was $31 million, $28 million, and $29 million, respectively.
2011 Incentive Compensation Plan
At our Annual Shareholders Meeting held on May 26, 2011, our shareholders approved the JetBlue Airways Corporation 2011 Incentive Compensation Plan. Upon inception, the 2011 Plan had 15.0 million shares of our common stock reserved for issuance. The 2011 Plan, by its terms, will terminate no later than May 2021. RSUs vest in annual installments over three years which can be accelerated upon the occurrence of a change in control. Under this plan, we grant RSUs to certain crewmembers. Our policy is to grant RSUs based on the market price of the underlying common stock on the date of grant. Under this plan, we grant DSUs to members of our Board of Directors, and PSUs to certain members of our executive leadership team.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Restricted Stock Units
The following is a summary of RSU activity under the 2011 Plan for the year ended December 31, 2019 (in millions except per share data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	1.7	$20.59
Granted	1.3	17.27
Vested	(0.9)	20.29
Forfeited	(0.1)	18.99
Nonvested at end of year	2.0	18.59

The total intrinsic value, determined as of the date of vesting, for all RSUs that vested during the year ended December 31, 2019, 2018 and 2017 was $15 million, $16 million and $20 million, respectively. The weighted average grant-date fair value of share awards during the years ended December 31, 2019, 2018 and 2017 was $17.27, $20.62, and $19.76, respectively.
The vesting period for DSUs under the 2011 Plan is either one or three years of service. Once vested, shares are issued six months and one day following a Director’s departure from our Board of Directors. During the years ended December 31, 2019, 2018, and 2017, we granted a nominal amount of DSUs, almost all of which remain outstanding at December 31, 2019. In 2019, 2018, and 2017, we granted a nominal amount of PSUs to members of our executive leadership team, payment of which are based upon achievements of certain performance criteria.
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
The CSPP has a series of six month offering periods, with a new offering period beginning on the first business day of May and November each year. Crewmembers can enroll in CSPP nearly year-round, with the exception of specific blackout dates. Crewmembers may contribute up to 10% of their pay towards the purchase of common stock via payroll deductions. Purchase dates occur on the last business day of April and October each year. The purchase price is the stock price on the purchase date, less a 15% discount. The compensation cost relating to the discount is recognized over the offering period. The total expense recognized relating to the CSPP for the years ended December 31, 2019, 2018, and 2017 was approximately $9 million, $9 million and $8 million, respectively. Under this plan, crewmembers purchased 3.2 million, 3.2 million, and 2.5 million new shares for the years ended December 31, 2019, 2018, and 2017, respectively, at weighted average prices of $16.06, $15.21, and $17.46 per share, respectively.
Under the CSPP, should we be acquired by merger or sale of substantially all of our assets or sale of more than 50% of our outstanding voting securities, all outstanding purchase rights will automatically be exercised immediately prior to the effective date of the acquisition at a price equal to 85% of the fair market value per share immediately prior to the acquisition.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 9—Income Taxes
Our income tax expense (benefit) consisted of the following for the years ended December 31 (in millions):

	2019	2018	2017
Deferred:
Federal	$119	$82	$(356)
State	20	7	24
Foreign	—	1	23
Deferred income tax expense (benefit)	139	90	(309)
Current:
Federal	36	(61)	94
State	19	(5)	18
Foreign	5	6	(25)
Current income tax expense (benefit)	60	(60)	87
Total income tax expense (benefit)	$199	$30	$(222)

The Tax Cuts and Jobs Act, or The Act, was enacted on December 22, 2017. The Act made significant changes to the federal tax code, including a reduction in the federal corporate statutory tax rate from 35% to 21%. At December 31, 2017, the Company was able to make a reasonable estimate of the tax effects of enactment of The Act as written, on the existing deferred tax balances. As a result of these estimates, the Company recognized a provisional benefit in the amount of $551 million. During 2018, the Company continued to refine the calculations as we gained a more thorough understanding of The Act, including those related to the deductibility of purchased assets, state tax treatment, deferred revenue, as well as changes in interpretations of The Act and additional regulatory guidance that was issued. The calculations of measurement period adjustments of $28 million were completed by December 22, 2018. As discussed in Note 1 to our consolidated financial statements, we adopted the requirements of ASU 2016-02, Leases (Topic 842) of the Codification as of January 1, 2019 utilizing the modified retrospective method of transition, which recast amounts previously reported for 2018 and 2017. This adoption also increased our previously reported benefit from the enactment of The Act from $551 million to $564 million for 2017.
The effective tax rate on income before income taxes differed from the federal income tax statutory rate for the years ended December 31 for the following reasons (in millions):

	2019	2018	2017
Income tax expense at statutory rate	$161	$45	$322
State income tax, net of federal benefit	31	8	28
Adjustment of net deferred tax liability from enacted tax rate change	—	(28)	(564)
Nondeductible expenses	8	5	3
Foreign rate differential	(3)	(2)	(7)
Other, net	2	2	(4)
Total income tax expense (benefit)	$199	$30	$(222)

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of our deferred tax assets and liabilities as of December 31 are as follows (in millions):

	2019	2018
Deferred tax assets:
Deferred revenue/gains	$127	$106
Employee benefits	47	35
Foreign tax credit	42	32
Net operating loss carryforward	31	28
Operating lease liabilities	212	241
Rent expense	17	20
Total deferred tax assets	476	462
Valuation allowance	(31)	(21)
Deferred tax assets, net	445	441
Deferred tax liabilities:
Accelerated depreciation	(1,423)	(1,270)
Operating lease assets	(236)	(266)
Other	(37)	(17)
Total deferred tax liabilities	(1,696)	(1,553)
Net deferred tax liability	$(1,251)	$(1,112)

We have a U.S. foreign tax credit carryforward of $3 million which expires in 2028.
In evaluating the realizability of the deferred tax assets, we assess whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. We consider, among other things, the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which the related temporary differences will become deductible. At December 31, 2019, we provided a $31 million valuation allowance to reduce the deferred tax assets to an amount that we consider is more likely than not to be realized. The $10 million net change in our valuation allowance during 2019 relates to foreign NOL carryforwards.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2019	2018	2017
Unrecognized tax benefits at January 1,	$33	$31	$26
Increases for tax positions taken during a prior period	—	—	2
Increases for tax positions taken during the period	6	5	6
Decreases for tax positions taken during a prior period	(3)	(3)	(3)
Unrecognized tax benefits December 31,	$36	$33	$31
Interest and penalties accrued on unrecognized tax benefits were not significant. If recognized, $15 million of the unrecognized tax benefits as of December 31, 2019 would impact our effective tax rate. We do not expect any significant change in the amount of the unrecognized tax benefits within the next twelve months. As a result of net operating losses and statute of limitations in our major tax jurisdictions, years 2004 through 2018 remain subject to examination by the relevant tax authorities.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Crewmember Retirement Plan
We sponsor a retirement savings 401(k) defined contribution plan, or the Plan, covering all of our crewmembers where we match 100% of our crewmember contributions up to 5% of their eligible wages. The contributions vest over three years and are measured from a crewmember’s hire date. Crewmembers are immediately vested in their voluntary contributions.
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
Total 401(k) company match, Retirement Plus, Retirement Advantage, pilot retirement contribution, and profit sharing expensed for the years ended December 31, 2019, 2018, and 2017 were $196 million, $172 million, and $182 million, respectively.

Note 11—Commitments
Flight Equipment Commitments
As of December 31, 2019, our firm aircraft orders consisted of 79 Airbus A321neo aircraft and 70 Airbus A220 aircraft, all scheduled for delivery through 2026. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, is approximately $1.1 billion in 2020, $1.5 billion in 2021, $1.3 billion in 2022, $1.7 billion in 2023, $1.6 billion in 2024 and $0.6 billion thereafter. We are scheduled to receive 14 new Airbus A321neo aircraft in 2020.
The amount of committed expenditures stated above represents the current delivery schedule set forth in our Airbus order book as of December 31, 2019. In October 2018 and May 2019, we received notice from Airbus of anticipated delivery delays of the A321neo aircraft. Due to these delays, we only took delivery of six A321neo aircraft in 2019 with the remaining seven to be delivered beyond their contractual delivery year. The committed expenditures for these seven backlogged A321 neo aircraft are not included in the amounts above due to uncertainties in the timing of these deliveries. We expect a delivery of a maximum of 11 Airbus A321neo aircraft in 2020 as a result of the delays.
In October 2019, the Office of the U.S. Trade Representative announced a 10% tariff on new commercial aircraft and related parts imported from certain European Union member states, which include aircraft and other parts we are already contractually obligated to purchase, including those noted above. In February 2020, the U.S. Trade Representative announced an increase in the tariff to 15% which will become effective in March 2020. We are working with our business partners, including Airbus, to evaluate the potential financial and operational impact of these announcements on our future aircraft deliveries. The imposition of the tariff could substantially increase the cost of new Airbus aircraft and parts.
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
As of December 31, 2019, we had approximately $34 million pledged related to our workers' compensation insurance policies and other business partner agreements, which will expire according to the terms of the related policies or agreements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of December 31, 2019, approximately 47 percent of our full-time equivalent crewmembers were represented by unions.
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

Note 12—Contingencies
We self-insure a portion of our losses from claims related to workers’ compensation, environmental issues, property damage, medical insurance for crewmembers, and general liability. Losses are accrued based on an estimate of the ultimate aggregate liability for claims incurred, using standard industry practices and our actual experience.
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
Under a certain number of our operating lease agreements we are required to restore certain property or equipment to its original form upon expiration of the related agreement. We have recorded the estimated fair value of these retirement obligations of approximately $5 million as of December 31, 2019. This liability may increase over time.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal Matters
Occasionally, we are involved in various claims, lawsuits, regulatory examinations, investigations, and other legal matters involving suppliers, crewmembers, customers, and governmental agencies, arising, for the most part, in the ordinary course of business. The outcome of litigation and other legal matters is always uncertain. The Company believes it has valid defenses to the legal matters currently pending against it, is defending itself vigorously, and has recorded accruals determined in accordance with GAAP, where appropriate. In making a determination regarding accruals, using available information, we evaluate the likelihood of an unfavorable outcome in legal or regulatory proceedings to which we are a party and record a loss contingency when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. These subjective determinations are based on the status of such legal or regulatory proceedings, the merits of our defenses, and consultation with legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from our current estimates. It is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to our consolidated results of operations, liquidity, or financial condition.
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
Ineffectiveness occurs, in certain circumstances, when the change in the total fair value of the derivative instrument differs from the change in the value of our expected future cash outlays for the purchase of aircraft fuel. ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, eliminated the requirement for companies to separately measure and record ineffectiveness after initial qualification. If a hedge does not qualify for hedge accounting, the periodic changes in its fair value are recognized in interest income and other. When aircraft fuel is consumed and the related derivative contract settles, any gain or loss previously recorded in other comprehensive income is recognized in aircraft fuel expense. All cash flows related to our fuel hedging derivatives are classified as operating cash flows.
Our current approach to fuel hedging is to enter into hedges on a discretionary basis without a specific target of hedge percentage needs. We view our hedge portfolio as a form of insurance to help mitigate the impact of price volatility and protect us against severe spikes in oil prices, when possible.
The following table illustrates the approximate hedge percentages of our projected 2020 fuel usage by quarter as of December 31, 2019, related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Jet fuel call option spread agreements	Total
First Quarter 2020	20%	20%
Second Quarter 2020	19%	19%
Third Quarter 2020	—%	—%
Fourth Quarter 2020	—%	—%

The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

	As of December 31,
	2019	2018
Fuel derivatives
Asset fair value recorded in prepaid expenses and other(1)	$8	$—
Longest remaining term (months)	6	6
Hedged volume (barrels, in thousands)	2,112	756
Estimated amount of existing (gains) losses expected to be reclassified into earnings in the next 12 months	$(2)	$4

	Year Ended December 31,
	2019	2018	2017
Fuel derivatives
Hedge effectiveness (gains) losses recognized in aircraft fuel expense	$5	$2	$(15)
Hedge (gains) losses on derivatives recognized in comprehensive income	$(1)	$6	$6
Percentage of actual consumption economically hedged	6%	4%	10%

(1)	Gross asset of each contract prior to consideration of offsetting positions with each counterparty and prior to impact of collateral paid.
Any outstanding derivative instrument exposes us to credit loss in connection with our fuel contracts in the event of nonperformance by the counterparties to the agreements, but we do not expect any of our counterparties will fail to meet their obligations. The amount of such credit exposure is generally the fair value of our outstanding contracts for which we are in a receivable position. To manage credit risks we select counterparties based on credit assessments, limit our overall exposure to any single counterparty, and monitor the market position with each counterparty. Some of our agreements require cash deposits from either JetBlue or our counterparty if market risk exposure exceeds a specified threshold amount.
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
There were no offsetting derivative instruments as of December 31, 2019 and 2018.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy (in millions):

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$611	$30	$—	$641
Available-for-sale investment securities	—	351	—	351
Aircraft fuel derivatives	—	8	—	8

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$198	$—	$—	$198
Available-for-sale investment securities	39	197	—	236
Aircraft fuel derivatives	—	—	—	—

The carrying values of all other financial instruments approximated their fair values at December 31, 2019 and 2018. Refer to Note 3 to our consolidated financial statements for fair value information related to our outstanding debt obligations as of December 31, 2019 and 2018.
Cash equivalents
Our cash equivalents include money market securities, commercial paper, and time deposits which are readily convertible into cash, have maturities of 90 days or less when purchased, and are considered to be highly liquid and easily tradable. The money market securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy. The fair values of remaining instruments are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy.
Available-for-sale investment securities
Our available-for-sale investment securities include investments such as time deposits, U.S. treasury bills, commercial paper, and convertible debt securities. The U.S. treasury bills are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy. The fair values of remaining instruments are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. We did not record any material gains or losses on these securities during the years ended December 31, 2019, 2018, and 2017.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives which qualify for hedge accounting. A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the years ended December 31, 2019, 2018, and 2017 is as follows (in millions):

	Aircraft Fuel Derivatives(1)	Total
Balance of accumulated income, at December 31, 2016	$13	$13
Reclassifications into earnings, net of tax benefit of $6	(9)	(9)
Change in fair value, net of tax benefit of $2	(4)	(4)
Balance of accumulated income, at December 31, 2017	—	—
Reclassifications into earnings, net of tax benefit of $0	1	1
Change in fair value, net of tax benefit of $2	(4)	(4)
Balance of accumulated (losses), at December 31, 2018	(3)	(3)
Reclassifications into earnings, net of tax (expense) of $(1)	4	4
Change in fair value, net of tax benefit of $0	1	1
Balance of accumulated income, at December 31, 2019	$2	$2

(1)	Reclassified to aircraft fuel expense.

Note 16—Geographic Information
Under the Segment Reporting topic of the Codification, disclosures are required for operating segments that are regularly reviewed by chief operating decision makers. Air transportation services accounted for substantially all of the Company’s operations in 2019, 2018 and 2017.
Operating revenues are allocated to geographic regions, as defined by the Department of Transportation, or DOT, based upon the origination and destination of each flight segment. As of December 31, 2019, we served 31 locations in the Caribbean and Latin American region, or Latin America as defined by the DOT. However, our management includes our three destinations in Puerto Rico and one destination in the U.S. Virgin Islands in our Caribbean and Latin America allocation of revenues. Therefore, we have reflected these locations within the Caribbean and Latin America region in the table below. Operating revenues by geographic regions for the years ended December 31 are summarized below (in millions):

	2019	2018	2017
Domestic	$5,633	$5,386	$4,999
Caribbean & Latin America	2,461	2,272	2,013
Total	$8,094	$7,658	$7,012

Our tangible assets primarily consist of our fleet of aircraft, which is deployed systemwide, with no individual aircraft dedicated to any specific route or region; therefore our assets do not require any allocation to a geographic area.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17—Quarterly Financial Data (Unaudited)
Quarterly results of operations for the years ended December 31, 2019 and 2018 are summarized below (in millions, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Operating revenues	$1,871	$2,105	$2,086	$2,031
Operating income(1)(2)	76	250	247	227
Net income(1)(2)	42	179	187	161

Basic earnings per share	$0.14	$0.60	$0.63	$0.56
Diluted earnings per share(1)(2)	$0.14	$0.59	$0.63	$0.56

2018
Operating revenues	$1,754	$1,928	$2,008	$1,968
Operating income(3)	125	(152)	78	216
Net income(3)(4)	90	(121)	50	170

Basic earnings per share	$0.28	$(0.39)	$0.16	$0.55
Diluted earnings per share(3)(4)	$0.28	$(0.39)	$0.16	$0.55

(1) Our 2019 reported results include special items related to the Embraer E190 fleet transition and the ratification of our pilots' collective bargaining agreement. We recorded special items of $12 million or ($0.02) per diluted share in the first quarter and $2 million or ($0.01) per diluted share in the second quarter of 2019. See Note 18 to our consolidated financial statements for details.
(2) During the third quarter of 2019, we recorded a gain of $15 million, or $0.04 per diluted share, on one of our equity method investments related to its fair value measurement upon the closing of a subsequent financing round.
(3) Our 2018 reported results include special items related to the Embraer E190 fleet transition and the ratification of our pilots' collective bargaining agreement. We recorded special items of $319 million or ($0.76) per diluted share in the second quarter, $112 million or ($0.27) per diluted share in the third quarter, and $4 million or ($0.01) per diluted shares in the fourth quarter of 2018. See Note 18 to our consolidated financial statements for details.
(4) Our 2018 reported results include tax benefits related to the enactment of the Tax Cuts and Jobs Act. We recorded benefits of $7 million or $0.02 per diluted share in the first quarter, $4 million or $0.01 per diluted share in the third quarter, and $17 million or $0.06 per diluted share in the fourth quarter of 2018.
The sum of the quarterly results may not equal the annual amount reported due to immaterial rounding differences.
The sum of the quarterly earnings per share amounts does not equal the annual amount reported since per share amounts are computed independently for each quarter and for the full year based on respective weighted average common shares outstanding and other dilutive potential common shares.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18—Special Items
The following is a listing of special items presented on our consolidated statements of operations (in millions):

	Year Ended December 31,
	2019	2018	2017
Special Items
Embraer E190 fleet transition costs(1)	$6	$362	$—
Union contract costs(2)	8	73	—
Total	$14	$435	$—
(1) In July 2018, we announced our decision to exit the Embraer E190 fleet and order 60 Airbus A220-300 aircraft, formerly known as the Bombardier CS300, for expected deliveries beginning in 2020 with the option for 60 additional aircraft. For the year ended December 31, 2018, fleet transition costs include a $319 million impairment charge of flight equipment and other property and equipment related to our fleet review and certain termination costs associated with the transition. We assessed our Embraer E190 asset group by comparing projected undiscounted cash flows over the remaining time period we expect to utilize the aircraft to the book value of the asset group and determined the book value was in excess of the cash flows. We estimated the fair value of our Embraer E190 asset group using third party valuations and considering specific circumstances of our fleet such as aircraft age, maintenance requirements and condition, and therefore classified as Level 3 in the fair value hierarchy. We reassessed our Embraer E190 assets and adjusted the depreciable lives and salvage value to align with our expected transition dates to the Airbus A220-300 through 2025.
Fleet transition costs for the year ended December 31, 2019 include certain contract termination costs associated with the transition.
(2) In April 2014, ALPA was certified by NMB as the representative body for JetBlue pilots after winning a representation election. We reached a final agreement for our first collective bargaining agreement which was ratified by the pilots in July 2018. The agreement is a four-year renewable contract, which became effective August 1, 2018 and included changes to compensation, benefits, work rules, and other policies. For the year ended December 31, 2018, contract costs include the one-time $50 million ratification bonus and other negotiated contractual provisions related to our pilots' collective bargaining agreement. Union contract costs for the year ended December 31, 2019 include various one-time costs incurred to implement the provisions of the collective bargaining agreement into our IT systems.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2019.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2019. Ernst & Young LLP has issued their report which is included elsewhere herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Code of Ethics
We adopted a Code of Ethics within the meaning of Item 406(b) of SEC Regulation S-K. This Code of Ethics applies to our principal executive officer, principal financial officer, and principal accounting officer. This Code of Ethics is publicly available on our website at http://investor.jetblue.com. If we make substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within four days of such amendment or waiver.
Executive Officers of the Registrant
Certain information concerning JetBlue’s executive officers as of the date of this Report follows. There are no family relationships between any of our executive officers.
Robin Hayes, age 53, is our Chief Executive Officer. He was promoted to Chief Executive Officer on February 16, 2015 and served as our President from January 2014 to May 2018. He joined JetBlue as its Chief Commercial Officer in 2008, after nineteen years at British Airways. In his last role at British Airways, Mr. Hayes served as Executive Vice President for The Americas and before that he served in a number of operational and commercial positions in the UK and Germany.
Joanna Geraghty, age 47, is our President and Chief Operating Officer. She was appointed to the position in May 2018. Ms. Geraghty joined JetBlue in 2005 and was most recently our Executive Vice President Customer Experience from 2015 to 2018. She served as Executive Vice President Chief People Officer from 2010 to 2014 and was previously the airline's Vice President and Associate General Counsel and Director of Litigation and Regulatory Affairs.
Steve Priest, age 49, is our Chief Financial Officer, a position he has held since February 2017. Mr. Priest joined JetBlue in August 2015 as our Vice President Structural Programs. Prior to JetBlue, he worked at British Airways from 1996 to 2015 where he served as Senior Vice President of the carrier’s North Atlantic joint venture business with American Airlines, Iberia, and Finnair, as well as several other leadership roles.
Brandon Nelson, age 45, is our General Counsel and Corporate Secretary. He was appointed to the position in November 2018. Mr. Nelson joined JetBlue in 2005 and previously served as Director, Corporate Counsel and Assistant Secretary before being promoted in 2009 to Vice President, Associate General Counsel. Prior to JetBlue, Mr. Nelson practiced corporate and business litigation law at firms in California and New York, including Shearman & Sterling LLP.
Eash Sundaram, age 48, is our Chief Digital & Technology Officer. Mr. Sundaram joined JetBlue in March 2012 as our Chief Information Officer. Prior to joining JetBlue, Mr. Sundaram served as the Chief Information Officer at Pall Corporation and has also held various leadership positions in the Healthcare and Supply Chain Management industries.
Alexander Chatkewitz, age 55, is our Vice President and Chief Accounting Officer, a position he has held since December 2014. Prior to joining JetBlue, Mr. Chatkewitz worked at Philip Morris International, where he served as Vice President & Controller - Financial Reporting & Accounting Research since 2008. Prior to Phillip Morris, he served for a decade as Altria Group’s Vice President Assistant Controller - Financial Reporting & Consolidations. Mr. Chatkewitz also held positions at Marsh & McLennan Companies as well as the audit practice of Deloitte & Touche.
The other information required by this Item will be included in and is incorporated herein by reference from our definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our 2019 fiscal year, or our 2020 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item will be included in and is incorporated herein by reference from our 2020 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The table below provides information relating to our equity compensation plans, including individual compensation arrangements, under which our common stock is authorized for issuance as of December 31, 2019, as adjusted for stock splits:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	3,060,375	$17.60	15,191,355
Equity compensation plans not approved by security holders	—	—	—
Total	3,060,375	$17.60	15,191,355
Refer to Note 8 to our consolidated financial statements for further information regarding the material features of the above plans.
Other information required by this Item will be included in and is incorporated herein by reference from our 2020 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in and is incorporated herein by reference from our 2020 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in and is incorporated herein by reference from our 2020 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial statements:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2019 and December 31, 2018
Consolidated Statements of Operations — For the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income — For the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows — For the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Stockholders’ Equity — For the years ended December 31, 2019, 2018 and 2017
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

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	February 18, 2020	By:	/s/ Alexander Chatkewitz
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

Signature	Capacity	Date

/S/ ROBIN HAYES	Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2020
Robin Hayes

/S/ STEVE PRIEST	Chief Financial Officer (Principal Financial Officer)	February 18, 2020
Steve Priest

/S/ ALEXANDER CHATKEWITZ	Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2020
Alexander Chatkewitz

/S/ B. BEN BALDANZA	Director	February 18, 2020
B. Ben Baldanza *

/S/ PETER BONEPARTH	Director	February 18, 2020
Peter Boneparth *

/S/ VIRGINIA GAMBALE	Director	February 18, 2020
Virginia Gambale *

/S/ STEPHAN GEMKOW	Director	February 18, 2020
Stephan Gemkow *

/S/ ELLEN JEWETT	Director	February 18, 2020
Ellen Jewett *

/S/ TERI P. MCCLURE	Director	February 18, 2020
Teri P. McClure*

/S/ SARAH ROBB O'HAGAN	Director	February 18, 2020
Sarah Robb O'Hagan *

/S/ JOEL PETERSON	Director	February 18, 2020
Joel Peterson *

/S/ VIVEK SHARMA	Director	February 18, 2020
Vivek Sharma*

/S/ FRANK SICA	Director	February 18, 2020
Frank Sica *

/S/ THOMAS WINKELMANN	Director	February 18, 2020
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

4.3
Pass Through Trust Agreement, dated as of November 12, 2019, between JetBlue Airways Corporation and Wilmington Trust Company—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 12, 2019.

4.3(a)
Trust Supplement No. 2019-1AA, dated as of November 12, 2019, between JetBlue Airways Corporation and Wilmington Trust Company, as Class AA Trustee, to the Pass Through Trust Agreement dated as of November 12, 2019—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated November 12, 2019.

4.3(b)
Trust Supplement No. 2019-1A, dated as of November 12, 2019, between JetBlue Airways Corporation and Wilmington Trust Company, as Class A Trustee, to the Pass Through Trust Agreement dated as of November 12, 2019—incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated November 12, 2019.

4.3(c)	Form of Pass Through Trust Certificate, Series 2019-1AA (included in Exhibit A to Exhibit 4.3(a))—incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated November 12, 2019.

4.3(d)	Form of Pass Through Trust Certificate, Series 2019-1A (included in Exhibit A to Exhibit 4.3(b))—incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated November 12, 2019.

4.3(e)
Intercreditor Agreement (2019-1), dated as of November 12, 2019, among JetBlue Airways Corporation, Wilmington Trust Company, as Trustee of the JetBlue Airways Pass Through Trust 2019-1AA and the JetBlue Airways Pass Through Trust 2019-1A, Crédit Agricole Corporate and Investment Bank, acting through its New York Branch, as Class AA Liquidity Provider and Wilmington Trust Company—incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated November 12, 2019.

4.3(f)
Revolving Credit Agreement (2019-1AA), dated as of November 12, 2019, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of JetBlue Airways Pass Through Trust 2019-1AA and as Borrower, and Crédit Agricole Corporate and Investment Bank, acting through its New York Branch, as Class AA Liquidity Provider—incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated November 12, 2019.

4.3(g)
Revolving Credit Agreement (2019-1A), dated as of November 12, 2019, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of JetBlue Airways Pass Through Trust 2019-1A and as Borrower, and Crédit Agricole Corporate and Investment Bank, acting through its New York Branch, as Class A Liquidity Provider—incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated November 12, 2019.

4.3(h)
Participation Agreement (N976JT), dated as of November 12, 2019, among JetBlue Airways Corporation, Wilmington Trust Company, as Pass Through Trustee under the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein*—incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K dated November 12, 2019.

4.3(i)
Indenture and Security Agreement (N976JT), dated as of November 12, 2019, between JetBlue Airways Corporation and Wilmington Trust Company, as Loan Trustee†—incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K dated November 12, 2019.

4.3(j)	Form of Series 2019-1 Equipment Notes (included in Exhibit 4.3(i))—incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated November 12, 2019.

4.3(k)	Schedule I†

4.4	Summary of Rights to Purchase Series A Participating Preferred Stock—incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

4.5	Stockholder Rights Agreement—incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-49728).

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

10.33(l)***
Amendment No. 11 to Airbus A320 Family Purchase Agreement, dated as of July 7, 2018, between Airbus S.A.S. and JetBlue Airways Corporation-incorporated by reference to Exhibit 10.33(l) to our Annual Report on Form 10-K for the year ended December 31, 2018.

10.33(m)****
Amendment No. 12 to Airbus Family Purchase Agreement, dated as of April 9, 2019, between Airbus S.A.S. and JetBlue Airways Corporation-incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.33(n)****
Amendment No. 13 to Airbus Family Purchase Agreement, dated as of June 20, 2019, between Airbus S.A.S. and JetBlue Airways Corporation-incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

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

10.36(a)
First Amendment, dated August 1, 2019, to the Amended and Restated Credit and Guaranty Agreement, dated as of April 6, 2017, among JetBlue Airways Corporation, as Borrower, the Subsidiaries of the Borrower party thereto as Guarantors, the Lenders party thereto and Citibank, N.A., as Administrative Agent—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

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

10.44(a)*
Separation Agreement and General Release dated July 15, 2019 by and between Martin St. George and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

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

†
Pursuant to Instruction 2 to Item 601 of Regulation S-K, Exhibit 4.3(k) filed herewith contains a list of documents applicable to each Aircraft (other than Aircraft bearing Registration No. N976JT) that relate to the offering of the JetBlue Airways Pass Through Certificates, Series 2019-1, which documents are substantially identical to those which are filed herewith as Exhibits 4.3(h) and 4.3(i), except for the information identifying such Aircraft in question and various information relating to the principal amounts of the Equipment Notes relating to such Aircraft. Exhibit 4.3(k) sets forth the details by which such documents differ from the corresponding representative sample of documents filed herewith as Exhibits 4.3(h) and 4.3(i) with respect to Aircraft bearing Registration No. N976JT.

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

Financial Statement Schedule
JETBLUE AIRWAYS CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at beginning of period	Additions Charged to Costs and Expenses	Deductions		Balance at end of period
Year Ended December 31, 2019
Valuation allowance for deferred tax assets	$21	$10	$—	(3)	$31
Allowance for obsolete inventory parts	18	4	—	(1)	22
Allowance for doubtful accounts	1	—	—	(2)	1
Total	$40	$14	$—		$54
Year Ended December 31, 2018
Valuation allowance for deferred tax assets	$1	$20	$—		$21
Allowance for obsolete inventory parts	14	4	—	(1)	18
Allowance for doubtful accounts	1	2	2	(2)	1
Total	$16	$26	$2		$40
Year Ended December 31, 2017
Valuation allowance for deferred tax assets	$—	$1	$—		$1
Allowance for obsolete inventory parts	12	2	—	(1)	14
Allowance for doubtful accounts	5	—	4	(2)	1
Total	$17	$3	$4		$16

(1)	Inventory scrapped.

(2)	Uncollectible accounts written off, net of recoveries.

(3)	Relates to foreign NOL carryforwards.