Form 10-Q
period 2020-03-31
JETBLUE AIRWAYS CORP
filed 2020-05-08
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of March 31, 2020, there were 269,707,459 shares outstanding of the registrant’s common stock, par value $0.01.

JETBLUE AIRWAYS CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share data)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,618	$959
Investment securities	181	369
Receivables, less allowance (2020-$2; 2019-$1)	101	231
Inventories, less allowance (2020-$23; 2019-$22)	81	81
Prepaid expenses and other	213	146
Total current assets	2,194	1,786
PROPERTY AND EQUIPMENT
Flight equipment	10,526	10,332
Predelivery deposits for flight equipment	454	433
Total flight equipment and predelivery deposits, gross	10,980	10,765
Less accumulated depreciation	2,853	2,768
Total flight equipment and predelivery deposits, net	8,127	7,997
Other property and equipment	1,171	1,145
Less accumulated depreciation	547	528
Total other property and equipment, net	624	617
Total property and equipment, net	8,751	8,614
OPERATING LEASE ASSETS	761	912
OTHER ASSETS
Investment securities	3	3
Restricted cash	59	59
Other	572	544
Total other assets	634	606
TOTAL ASSETS	$12,340	$11,918

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share data)

	March 31, 2020	December 31, 2019
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$422	$401
Air traffic liability	1,231	1,119
Accrued salaries, wages and benefits	379	376
Other accrued liabilities	190	295
Current operating lease liabilities	91	128
Short-term borrowings	983	—
Current maturities of long-term debt and finance lease obligations	326	344
Total current liabilities	3,622	2,663
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS	1,908	1,990
LONG-TERM OPERATING LEASE LIABILITIES	709	690
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	1,213	1,251
Air traffic liability - loyalty non-current	478	481
Other	44	44
Total deferred taxes and other liabilities	1,735	1,776
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 428 and 427 shares issued and 270 and 282 shares outstanding at March 31, 2020 and December 31, 2019, respectively	4	4
Treasury stock, at cost; 158 and 145 shares at March 31, 2020 and December 31, 2019, respectively	(1,980)	(1,782)
Additional paid-in capital	2,294	2,253
Retained earnings	4,054	4,322
Accumulated other comprehensive (loss) income	(6)	2
Total stockholders’ equity	4,366	4,799
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,340	$11,918

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share data)

	Three Months Ended March 31,
	2020	2019
OPERATING REVENUES
Passenger	$1,511	$1,802
Other	77	69
Total operating revenues	1,588	1,871
OPERATING EXPENSES
Aircraft fuel and related taxes	365	437
Salaries, wages and benefits	601	575
Landing fees and other rents	112	115
Depreciation and amortization	139	124
Aircraft rent	21	25
Sales and marketing	53	66
Maintenance, materials and repairs	160	155
Other operating expenses	269	286
Special items	202	12
Total operating expenses	1,922	1,795
OPERATING (LOSS) INCOME	(334)	76
OTHER INCOME (EXPENSE)
Interest expense	(25)	(20)
Capitalized interest	3	3
Interest income and other	2	(1)
Total other income (expense)	(20)	(18)
(LOSS) INCOME BEFORE INCOME TAXES	(354)	58
Income tax (benefit) expense	(86)	16
NET (LOSS) INCOME	$(268)	$42

(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(0.97)	$0.14
Diluted	$(0.97)	$0.14

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended March 31,
	2020	2019
NET (LOSS) INCOME	$(268)	$42
Changes in fair value of derivative instruments, net of reclassifications into earnings, net of tax benefit/(expense) of $3 and $0 in 2020 and 2019, respectively)	(8)	2
Total other comprehensive (loss) income	(8)	2
COMPREHENSIVE (LOSS) INCOME	$(276)	$44

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(268)	$42
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income taxes	(83)	11
Impairment of long-lived assets	202	—
Depreciation	127	113
Amortization	12	11
Stock-based compensation	9	9
Changes in certain operating assets and liabilities	129	227
Other, net	(4)	7
Net cash provided by operating activities	124	420
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(314)	(101)
Predelivery deposits for flight equipment	(53)	(63)
Purchase of held-to-maturity investments	—	(135)
Proceeds from the maturities of held-to-maturity investments	—	180
Purchase of available-for-sale securities	(207)	(317)
Proceeds from the sale of available-for-sale securities	395	270
Other, net	—	(3)
Net cash used in investing activities	(179)	(169)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	983	—
Repayment of long-term debt and finance lease obligations	(102)	(133)
Acquisition of treasury stock	(166)	(130)
Other, net	(1)	—
Net cash provided by (used in) financing activities	714	(263)
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	659	(12)
Cash, cash equivalents and restricted cash at beginning of period	1,018	533
Cash, cash equivalents and restricted cash at end of period(1)	$1,677	$521

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest (net of amount capitalized)	$18	$21
Cash payments for income taxes (net of refunds)	1	—
NON-CASH TRANSACTONS
Operating lease assets obtained in exchange for operating lease liabilities	$2	$—

(1) Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
	March 31, 2020	March 31, 2019
Cash and cash equivalents	$1,618	$464
Restricted cash	59	57
Total cash, cash equivalents and restricted cash	$1,677	$521

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in millions)

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	427	$4	145	$(1,782)	$2,253	$4,322	$2	$4,799
Net (loss)	—	—	—	—	—	(268)	—	(268)
Other comprehensive (loss)	—	—	—	—	—	—	(8)	(8)
Vesting of restricted stock units	1	—	—	(6)	—	—	—	(6)
Stock compensation expense	—	—	—	—	9	—	—	9
Shares repurchased	—	—	13	(192)	32	—	—	(160)
Balance at March 31, 2020	428	$4	158	$(1,980)	$2,294	$4,054	$(6)	$4,366

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018	422	$4	116	$(1,272)	$2,203	$3,753	$(3)	$4,685
Net income	—	—	—	—	—	42	—	42
Other comprehensive income	—	—	—	—	—	—	2	2
Vesting of restricted stock units	1	—	—	(5)	—	—	—	(5)
Stock compensation expense	—	—	—	—	8	—	—	8
Shares repurchased	—	—	6	(100)	(25)	—	—	(125)
Balance at March 31, 2019	423	$4	122	$(1,377)	$2,186	$3,795	$(1)	$4,607

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1—Summary of Significant Accounting Policies
Basis of Presentation
JetBlue Airways Corporation, or JetBlue, provides air transportation services across the United States, the Caribbean and Latin America. Our condensed consolidated financial statements include the accounts of JetBlue and our subsidiaries which are collectively referred to as “we” or the “Company”. All majority-owned subsidiaries are consolidated on a line by line basis, with all intercompany transactions and balances being eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with our 2019 audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, or our 2019 Form 10-K.
These condensed consolidated financial statements are unaudited and have been prepared by us following the rules and regulations of the U.S. Securities and Exchange Commission, or the SEC. In our opinion they reflect all adjustments, including normal recurring items, that are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States, or GAAP, have been condensed or omitted as permitted by such rules and regulations; however, we believe that the disclosures are adequate to make the information presented not misleading.
Due to the impacts from the coronavirus ("COVID-19") pandemic, seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, our operating results for the periods presented herein are not necessarily indicative of the results that may be expected for other interim periods or the entire fiscal year.
Investment Securities
Investment securities consist of available-for-sale investment securities and held-to-maturity investment securities. When sold, we use a specific identification method to determine the cost of the securities.
Held-to-maturity investment securities. The contractual maturities of our held-to-maturity investments as of March 31, 2020 were not greater than 24 months. We did not record any significant gains or losses on these securities during the three months ended March 31, 2020 or 2019. The estimated fair value of these investments approximated their carrying value as of March 31, 2020 and December 31, 2019, respectively.
The carrying values of investment securities consisted of the following at March 31, 2020 and December 31, 2019 (in millions):

	March 31, 2020	December 31, 2019
Available-for-sale securities
Time deposits	$115	$325
Commercial paper	40	20
Debt securities	8	6
Total available-for-sale securities	163	351
Held-to-maturity securities
Corporate bonds	21	21
Total held-to-maturity securities	21	21
Total investment securities	$184	$372

Other Investments
Our wholly-owned subsidiary, JetBlue Technology Ventures, LLC, or JTV, has equity investments in emerging companies which do not have readily determinable fair values. In accordance with ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, we account for these investments using a measurement alternative which allows entities to measure these investments at cost, less any impairment, adjusted for changes from observable price changes in orderly transactions for identifiable or similar investments of the same issuer. The carrying amount of these investments was $40 million and $41 million as of March 31, 2020 and December 31, 2019, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

We have an approximate 10% ownership interest in the TWA Flight Center Hotel at John F. Kennedy International Airport and it is also accounted for under the measurement alternative. The carrying amount of this investment was $14 million and $13 million as of March 31, 2020 and December 31, 2019, respectively.

Equity Method Investments
Investments in which we can exercise significant influence are accounted for using the equity method in accordance with Topic 323, Investments - Equity Method and Joint Ventures of the Codification. The carrying amount of our equity method investments was $36 million and $38 million as of March 31, 2020 and December 31, 2019, respectively, and is included within other assets on our consolidated balance sheets,

Recently Issued Accounting Standards
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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update eliminates, clarifies, and modifies certain guidance related to the accounting for income taxes. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020, with early adoption permitted. We are still evaluating the full impact of adopting the update on our consolidated financial statements.
Recently Adopted Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The update requires the use of an "expected loss" model on certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. For trade receivables, loans, and held-to-maturity debt securities, entities are required to estimate lifetime expected credit losses. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. We adopted the requirements of ASU 2016-13 as of January 1, 2020 using a modified retrospective transition approach. The adoption of ASU 2016-13 did not have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The update eliminates, adds, and modifies certain disclosure requirements for fair value measurements. We adopted the requirements of ASU 2018-13 as of January 1, 2020. The adoption of ASU 2018-13 did not have a significant impact on our consolidated financial statement disclosures.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2—The COVID-19 Pandemic
Since December 2019, a novel strain of the coronavirus ("COVID-19") has spread to most countries across the globe including the United States. The unprecedented and rapid spread of COVID-19 and the related travel restrictions and social distancing measures implemented throughout the world have significantly reduced demand for air travel. Beginning in March, large public events were canceled, governmental authorities began imposing restrictions on non-essential activities, businesses suspended travel, and popular leisure destinations temporarily closed to visitors. Certain countries have imposed bans on international travelers for specified periods or indefinitely.
Demand for air travel began to weaken at the end of February 2020 and the pace of decline accelerated throughout March and into April 2020. This decline in demand has had a material adverse impact on our operating revenues and financial position. The length and severity of the reduction in demand due to the pandemic is uncertain; accordingly, we expect the adverse impact to grow in the second quarter of 2020. While we are planning for a modest recovery in demand during the third quarter of 2020, the exact timing and pace of the recovery is uncertain given the significant impact of the pandemic on the overall U.S. and global economy. Our response to the pandemic and the measures we take to secure additional liquidity may be modified as we have more clarity in the timing of demand recovery.
In response to these developments, we have implemented the following measures to focus on the safety of our customers, our crewmembers, and our business.
Customers and Crewmembers
The safety of our customers and crewmembers continues to be our highest priority. As the COVID-19 pandemic has developed, we have taken a number of steps to promote social distancing and to implement new procedures that reflect the recommendations of health experts, including some of the following:

•	Updated our sick leave policy to provide up to 14 days of paid sick leave for crewmembers who have been diagnosed with COVID-19 or are required to quarantine;

•	Implemented a framework for internal contact tracing and a crewmember notification process;

•	Enhanced daily and overnight cleaning and disinfection of our aircraft and all of our facilities;

•	Eliminated layovers for crewmembers in New York City and worked with crew transportation companies to ensure social distancing;

•	Limited the number of seats available to be sold on most flights to promote social distancing;

•	Retained an infectious disease specialist to conduct calls with crewmembers;

•	Implemented jump seat buffers on our flights to further promote social distancing measures;

•	Mandated that crewmembers use facial coverings and other personal protective equipment while also reducing the number of service touchpoints;

•	Provided enhanced flexibility to our customers by waiving change fees while also extending the expiration date of travel credits to 24 months; and

•	Recently required customers to wear face coverings while traveling on our aircraft.
Our Business
The COVID-19 pandemic drove a significant decline in demand during March 2020 and this is expected to continue through at least the second quarter of 2020. To align capacity with expected demand for air travel, we have significantly reduced our system capacity to a level that maintains essential service. For the second quarter of 2020, our capacity is expected to decline by approximately 80 percent when compared to the second quarter of 2019. As a result of the significant reduction in demand expectations and lower capacity, we are temporarily parking approximately 65 percent of our fleet.
The reduction in demand and our capacity will also result in a significant reduction to our revenue. As a result, we have, and will continue to implement cost saving initiatives to reduce our overall level of cash spend. Some of the initiatives we have undertaken include:

•	A reduction in flying capacity to align with the expected demand, which has resulted in temporarily parking approximately 170 aircraft.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

•Temporary consolidations of our operations in certain cities that contain multiple airport locations.
•Instituted a company-wide hiring freeze.
•Offered voluntary time off programs to most of our crewmembers.

•	Implemented salary reductions of 20% to 50% for our officers.

•	Renegotiated service rates with our business partners and extended payment terms.
At March 31, 2020, we had cash, cash equivalents and short-term investments of approximately $1.8 billion. The unprecedented impact of COVID-19 on the demand for air travel and the corresponding decline in revenue will continue to have an adverse impact on our operating cash flow. Given this situation, we have taken immediate actions to increase liquidity, strengthen our financial position, and conserve cash. Some of the actions we have taken prior to and after March 31, 2020 include:

•	Executed a new $1.0 billion 364-day delayed draw term loan agreement and immediately drew down on the facility for the full amount available.

•	Borrowed on our existing $550 million revolving credit facility.

•	Executed a $150 million pre-purchase arrangement with our co-brand credit card partner.

•	Suspended non-critical capital expenditure projects.

•	Amended our purchase agreement with Airbus resulting in a $1.1 billion reduction in aircraft capital expenditures through 2022.

•	Suspended share repurchases.

•	Obtained $936 million of government funding under The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which is discussed further below.
As a result of these activities, we had $3.1 billion in restricted and unrestricted cash as of April 30, 2020. The $936 million of CARES Act funding is considered to be restricted cash since the funds must be utilized to pay the salaries and benefits costs of our crewmembers through September 30, 2020. We will continue to evaluate future financing opportunities to leverage our unencumbered assets in an effort to build additional levels of liquidity.
Valuation of Long-Lived Assets
Under the Property, Plant, and Equipment topic of the Codification, we are required to assess long-lived assets for impairment when events and circumstances indicate that the assets may be impaired. An impairment of long-lived assets exists when the sum of the estimated undiscounted future cash flows expected to be generated directly by the assets are less than the book value of the assets. Our long-lived assets include both owned and leased properties which are classified as property and equipment, and operating lease assets on our consolidated balance sheets, respectively.
As discussed above, our operations were adversely impacted by the unprecedented decline in demand for travel caused by the COVID-19 pandemic. To determine if impairment exists in our fleet, we grouped our aircraft by fleet-type and estimated their future cash flows based on projections of capacity, aircraft age, maintenance requirements, and other relevant conditions. Based on the assessment, we determined that the future cash flows from the operation of our Embraer E190 fleet were lower than the carrying value. For those aircraft, including the ones that are under operating lease, and related spare parts in our Embraer E190 fleet, we recorded an impairment loss of $202 million representing the difference between the book value of these assets and their fair value. We estimated the fair value of our Embraer E190 fleet using third party valuations and considered specific circumstance such as aircraft age, maintenance requirements and condition, and therefore classified as Level 3 in the fair value hierarchy. We evaluated the remaining fleet and determined the future cash flows of our Airbus A320 and Airbus A321 fleet exceeded their carrying values as of March 31, 2020. As the extent of the ongoing impact from the COVID-19 pandemic remains uncertain, we will update our assessment as new information becomes available.
Valuation of Indefinite-Lived Intangibles
Our intangible assets consist primarily of acquired take-off and landing slots, or Slots, at certain domestic airports. Slots are the rights to take-off or land at a specific airport during a specific time period of the day and are a means by which airport capacity and congestion can be managed. We account for Slots at High Density Airports, including Reagan National Airport in Washington, D.C., LaGuardia Airport, and JFK Airport, both in New York City, as indefinite life intangible assets which result

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

in no amortization expense. We evaluate our intangible assets for impairment at least annually or when events and circumstances indicate they may be impaired. Indicators include operating or cash flow losses as well as various market factors to determine if events and circumstances could reasonably have affected the fair value. We performed an impairment assessment as of March 31, 2020 and determined our indefinite-lived intangible assets are not impaired.
The Coronavirus Aid, Relief, and Economic Security Act
On March 27, 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") which is intended to provide relief and support to the U.S. economy. Under the CARES Act, assistance is available to the aviation industry in the form of direct payroll support (the "Payroll Support Program") and secured loans (the "Loan Program").
On April 23, 2020, we entered into a Payroll Support Program Agreement (the "PSP Agreement") with the United States Department of the Treasury ("Treasury") governing our participation in the Payroll Support Program. Under the Payroll Support Program, Treasury provided us with a payment of $936 million (the "Payroll Support Payment"), consisting of $685 million in grants and $251 million in an unsecured term loan. The loan has a 10-year term and bears interest on the principal amount outstanding at an annual rate of 1.00% until April 23, 2025, and the applicable Secured Overnight Financing Rate ("SOFR") plus 2.00% thereafter until April 23, 2030. The principal amount may be repaid at any time prior to maturity at par. In consideration for the Payroll Support Payment, we issued warrants to purchase approximately 2.6 million shares of our common stock to the Treasury at an exercise price of $9.50 per share. The warrants will expire five years after issuance, and will be exercisable either through net cash settlement or net share settlement, at JetBlue's option, in whole or in part at any time. In accordance with the PSP Agreement, we are required to comply with the relevant provisions of the CARES Act which, among other things, includes the following: the requirement to use the Payroll Support Payment exclusively for the continuation of payment of crewmember wages, salaries and benefits; the requirement against involuntary furloughs and reductions in crewmember pay rates and benefits through September 30, 2020; the requirement that certain levels of commercial air service be maintained until March 1, 2022; the prohibitions on share repurchases and the payment of common stock dividends; and restrictions on the payment of certain executive compensation until March 24, 2022.
On April 29, 2020, we submitted our application for the Loan Program of the CARES Act. Under the Loan Program, we expect to have the ability, through September 30, 2020, to borrow up to approximately $1.1 billion from the Treasury for a term of up to five years with an interest rate of LIBOR plus 3.00%. Any loans issued under the Loan Program are expected to be senior secured obligations of the Company, with collateral to be determined. If we accept the full amount of the loan, we will issue warrants to purchase approximately 12.0 million shares of our common stock to the Treasury. Any amount received under the Loan Program will be subject to the relevant provisions of the CARES Act, including many of those described above under the Payroll Support Program.
The CARES Act also provides for deferred payments of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. This is expected to provide us with approximately $67 million of additional liquidity during the current year.
Income Taxes
The Company's effective tax rate was 24.3% and 28.3% for first quarter 2020 and 2019, respectively. The change in tax rate, as compared to the prior year period, is due to several factors including a $12.1 million discrete federal tax benefit recorded in the first quarter of 2020 related to the carryback of net operating losses.
Our effective tax rate through 2020 may be subject to change related to discrete items recorded as additional CARES Act implementation guidance is released.

Note 3— Revenue Recognition
The Company categorizes the revenues received from contracts with its customers by revenue source as we believe it best depicts the nature, amount, timing, and uncertainty of our revenue and cash flow. The following table provides the revenues recognized by revenue source for the three months ended March 31, 2020 and 2019 (in millions):

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31,
	2020	2019
Passenger revenue
Passenger travel	$1,408	$1,712
Loyalty revenue - air transportation	103	90
Other revenue
Loyalty revenue	51	43
Other revenue	26	26
Total revenue	$1,588	$1,871

For the three months ended March 31, 2020, TrueBlue® points earned from ticket purchases are presented as a reduction to Passenger travel within passenger revenue. Amounts presented in Loyalty revenue - air transportation represent the revenue recognized when TrueBlue® points have been redeemed and the travel has occurred. The corresponding amounts within the three months ended March 31, 2019 have been reclassified to be comparable with the current period presentation. These reclassifications do not impact total passenger revenue.
Contract Liabilities
Our contract liabilities primarily consist of ticket sales for which transportation has not yet been provided, unused credits available to customers, and outstanding loyalty points available for redemption (in millions):

	March 31, 2020	December 31, 2019
Air traffic liability - passenger travel	$1,020	$929
Air traffic liability - loyalty program (air transportation)	656	661
Deferred revenue	33	10
Total	$1,709	$1,600

During the three months ended March 31, 2020 and 2019, we recognized passenger revenue of $636 million and $668 million respectively, that was included in passenger travel liability at the beginning of the respective periods.
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
In April in response to COVID-19, we announced for certain travel credits that are recorded in our air traffic liability, principally those travel credits issued from February 27, 2020 through May 31, 2020, will be given an extended expiration life of 24 months. Accordingly, any revenue associated with these travel credits will be recognized within 24 months. Given the change in contract duration, our estimates of revenue from unused tickets may be subject to variability and differ from historical experience.
TrueBlue® points are combined in one homogeneous pool and are not separately identifiable. As such, the revenue is comprised of the points that were part of the air traffic liability balance at the beginning of the period as well as points that were issued during the period.
The table below presents the activity of the current and non-current air traffic liability for our loyalty program, and includes points earned and sold to participating companies for the three months ended March 31, 2020 and 2019 (in millions):

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Balance at December 31, 2019	$661
TrueBlue® points redeemed	(103)
TrueBlue® points earned and sold	98
Balance at March 31, 2020	$656

Balance at December 31, 2018	$580
TrueBlue® points redeemed	(90)
TrueBlue® points earned and sold	104
Balance at March 31, 2019	$594

The timing of our TrueBlue® point redemptions can vary; however, the majority of our points are redeemed within approximately three years of the date of issuance.

Note 4—Long-term Debt, Short-term Borrowings and Finance Lease Obligations
During the three months ended March 31, 2020, we made scheduled principal payments of $102 million on our outstanding long-term debt and finance lease obligations.
We had pledged aircraft, engines, other equipment, and facilities with a net book value of $5.6 billion at March 31, 2020 as security under various financing arrangements.
At March 31, 2020, scheduled maturities of our short-term borrowings, long-term debt, and finance lease obligations were $235 million for the remainder of 2020, $1.3 billion in 2021, $319 million in 2022, $298 million in 2023, $169 million in 2024, and $867 million thereafter.
The carrying amounts and estimated fair values of our long-term debt, net of debt acquisition costs, at March 31, 2020 and December 31, 2019 were as follows (in millions):

	March 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Public Debt
Fixed rate special facility bonds, due through 2036	$42	$39	$42	$46
Fixed rate enhanced equipment notes:
Series AA, due through 2032	581	409	581	586
Series A, due through 2028	181	144	181	186
Non-Public Debt
Fixed rate enhanced equipment notes, due through 2023	125	124	133	141
Floating rate equipment notes, due through 2028	187	169	201	207
Fixed rate equipment notes, due through 2028	1,035	1,001	1,107	1,201
Total(1)	$2,151	$1,886	$2,245	$2,367

(1) Total excludes finance lease obligations of $83 million and $89 million at March 31, 2020 and December 31, 2019, respectively.
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
Short-term Borrowings
Citibank Line of Credit
In August 2019, we amended our revolving Credit and Guaranty Agreement with Citibank N.A. as the administrative agent. The amendment increased our borrowing capacity by $125 million to $550 million and extended the term of the facility through August 2023. Borrowings under the Credit and Guaranty Agreement bear interest at a variable rate equal to LIBOR, plus a margin. The Credit and Guaranty Agreement is secured by Slots at John F. Kennedy International Airport, LaGuardia Airport, and Reagan National Airport, as well as certain other assets. Slots are rights to take-off or land at a specific airport during a specific time period during the day and a means by which airport capacity and congestion can be managed. The Credit and Guaranty Agreement includes covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under revolving credit facilities. In addition, the covenants restrict our ability to, among other things, dispose of certain collateral, or merge, consolidate, or sell assets. As of and for the three months ended March 31, 2020 and December 31, 2019, we did not have a balance outstanding or any borrowings under this revolving credit facility.
On April 22, 2020, we borrowed $550 million under this revolving credit facility. Following this borrowing, we have no additional borrowing capacity available under this revolving credit facility.
Morgan Stanley Line of Credit
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon LIBOR, plus a margin. As of and for the three months ended March 31, 2020 and December 31, 2019, we did not have a balance outstanding or any borrowings under this line of credit.
Morgan Stanley Delayed Draw Term Loan Agreement
In March 2020, we entered into a Delayed Draw Term Loan Credit Agreement with Morgan Stanley Senior Funding Inc., as the administrative agent. The credit agreement provides for a term loan facility of up to $1 billion. Borrowings under the credit agreement bear interest at a variable rate equal to LIBOR (but not less than 1% per annum), plus a margin of 1.75% per annum, or at our election, another rate based on certain market interest rates.
Our obligations under the credit agreement are secured by liens on certain aircraft and spare engines. The credit agreement includes provisions that require us to maintain unrestricted cash and cash equivalents and unused commitments available under all revolving credit facilities (including the term loan facility) aggregating not less than $550 million.
We borrowed the full amount of the term loan facility in March 2020. Amortization payments equal to 0.25% of the outstanding principal of the term loan will be due on the last day of each quarter during the term. The remaining outstanding principal amount of the term loan must be repaid in a single installment on the maturity date on March 15, 2021. We may prepay all or a portion of the term loan from time to time, at par plus accrued and unpaid interest. As of March 31, 2020, we had a balance of $1 billion outstanding under this term loan facility.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5—Earnings Per Share
Basic earnings per share is calculated by dividing net (loss) income by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated similarly but includes potential dilution from restricted stock units, the Crewmember Stock Purchase Plan, and any other potentially dilutive instruments using the treasury stock method. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounts were 2.0 million for the three months ended March 31, 2020. There were no anti-dilutive common stock equivalents during the three months ended March 31, 2019 .
The following table shows how we computed basic and diluted earnings per common share for the three months ended March 31, 2020 and 2019 (dollars and share data in millions):

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(268)	$42

Weighted average basic shares	277.2	305.3
Effect of dilutive securities	—	1.6
Weighted average diluted shares	277.2	306.9

(Loss) earnings per common share
Basic	$(0.97)	$0.14
Diluted	$(0.97)	$0.14
On February 24, 2020, JetBlue entered into an accelerated share repurchase agreement, or ASR, paying $160 million for an initial delivery of 6.6 million shares. The term of the ASR concluded on March 16, 2020 with delivery of 4.9 million additional shares to JetBlue on March 18, 2020. A total of 11.5 million shares, at an average price of $13.91 per share, were repurchased under the agreement.
On November 21, 2019, JetBlue entered into an ASR paying $160 million for an initial delivery of 6.9 million shares. The term of the ASR concluded on February 21, 2020 with delivery of 1.5 million additional shares to JetBlue on February 25, 2020. A total of 8.4 million shares, at an average price of $19.03 per share, were repurchased under the agreement.
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
Effective August 1, 2018, pilots receive a non-elective Company contribution of 15% of eligible pilot compensation per the terms of the finalized collective bargaining agreement between JetBlue and the Air Line Pilots Association, or ALPA, in lieu of the above 401(k) Company matching contribution, Retirement Plus, and Retirement Advantage contributions. Refer to Note 10 to our condensed consolidated financial statements for additional information. The Company's non-elective contribution of 15% of eligible pilot compensation vests after three years of service.

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
Total 401(k) company match, Retirement Plus, Retirement Advantage, pilot retirement contribution, and profit sharing expensed for the three months ended March 31, 2020 and 2019 was $52 million and $49 million, respectively.

Note 7—Commitments and Contingencies
Flight Equipment Commitments
As of March 31, 2020, our firm aircraft orders consisted of 76 Airbus A321neo aircraft and 70 Airbus A220 aircraft, all scheduled for delivery through 2026. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, is approximately $0.9 billion for the remainder of 2020, $1.4 billion in 2021, $1.3 billion in 2022, $1.7 billion in 2023, $1.6 billion in 2024, and $0.5 billion thereafter.
The amount of committed expenditures stated above represents the delivery schedule set forth in our Airbus order book as of March 31, 2020. In October 2018 and May 2019, we received notice from Airbus of anticipated delivery delays for the A321neo aircraft. Due to these delays, we only took delivery of six A321neo in 2019 with the remaining seven to be delivered beyond their contractual delivery year. The committed expenditures for these seven backlogged A321neo aircraft are not included in the amounts above due to uncertainties in the timing of these deliveries.
In May 2020, we amended our purchase agreement with Airbus which changed the timing of our Airbus A321 and A220 deliveries. We are scheduled to receive four new Airbus A321neo aircraft and our first Airbus A220 aircraft for the remainder of 2020.
In October 2019, the Office of the U.S. Trade Representative announced a 10% tariff on new commercial aircraft and related parts imported from certain European Union member states, which include aircraft and other parts we are already contractually obligated to purchase, including those noted above. In February 2020, the U.S. Trade Representative announced an increase in the tariff to 15% which became effective in March 2020. We are working with our business partners, including Airbus, to evaluate the potential financial and operational impact of these announcements on our future aircraft deliveries. The imposition of the tariff could substantially increase the cost of new Airbus aircraft and parts.
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
As of March 31, 2020, we had approximately $26 million in assets serving as collateral for letters of credit relating to a certain number of our leases. These are included in restricted cash and expire at the end of the related lease terms. Additionally, we had approximately $34 million pledged related to our workers' compensation insurance policies and other business partner agreements, which will expire according to the terms of the related policies or agreements.
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

Note 8—Financial Derivative Instruments and Risk Management
As part of our risk management strategy, we periodically purchase over the counter energy derivative instruments and enter into fixed forward price agreements, or FFPs, to manage our exposure to the effect of changes in the price of jet fuel. Prices for the underlying commodities have historically been highly correlated to jet fuel, making derivatives of them effective at providing short-term protection against volatility in average fuel prices. We also periodically enter into jet fuel basis swaps for the differential between heating oil and jet fuel, to further limit the variability in fuel prices at various locations. We do not hold or issue any derivative financial instruments for trading purposes.
Aircraft Fuel Derivatives
We attempt to obtain cash flow hedge accounting treatment for each fuel derivative that we enter into. This treatment is provided for under the Derivatives and Hedging topic of the Codification which allows for gains and losses on qualifying hedges to be deferred until the underlying planned jet fuel consumption occurs, rather than recognizing the gains and losses on these instruments into earnings during each period they are outstanding. When the underlying jet fuel is consumed and the related derivative contract settles, any gain or loss previously recorded in other comprehensive income is recognized in aircraft fuel expense. If a hedge does not qualify for hedge accounting, the periodic changes in its fair value are recognized in interest income and other. All cash flows related to our fuel hedging derivatives are classified as operating cash flows.
Our current approach to fuel hedging is to enter into hedges on a discretionary basis without a specific target of hedge percentage needs. We view our hedge portfolio as a form of insurance to help mitigate the impact of price volatility and protect us against severe spikes in oil prices, when possible.
The following table illustrates the approximate hedge percentages of our projected fuel usage by quarter as of March 31, 2020, related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

Jet fuel call spread option agreements
Second Quarter 2020	29%
Third Quarter 2020	25%
Fourth Quarter 2020	25%

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

	March 31, 2020	December 31, 2019
Fuel derivatives
Asset fair value recorded in prepaid expense and other(1)	$1	$8
Longest remaining term (months)	9	6
Hedged volume (barrels, in thousands)	3,698	2,112
Estimated amount of existing losses (gains) expected to be reclassified into earnings in the next 12 months	$6	$(2)

	Three Months Ended March 31,
	2020	2019
Fuel derivatives
Hedge effectiveness losses recognized in aircraft fuel expense	$2	$2
Losses on derivatives resulting from the discontinuance of hedge accounting recognized in interest income and other	2	—
Hedge losses on derivatives recognized in comprehensive income	11	—
Percentage of actual consumption economically hedged	22%	7%
(1) Gross asset of each contract prior to consideration of offsetting positions with each counterparty and prior to the impact of collateral paid.
Any outstanding derivative instrument exposes us to credit loss in connection with our fuel contracts in the event of nonperformance by the counterparties to the agreements, but we do not expect that any of our counterparties will fail to meet their obligations. The amount of such credit exposure is generally the fair value of our outstanding contracts for which we are in a receivable position. To manage credit risks we select counterparties based on credit assessments, limit our overall exposure to any single counterparty, and monitor the market position with each counterparty. Some of our agreements require cash deposits from either JetBlue or our counterparty if market risk exposure exceeds a specified threshold amount.
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
There were no offsetting derivative instruments as of March 31, 2020 and December 31, 2019.

Note 9—Fair Value
Under the Fair Value Measurements and Disclosures topic of the Codification, disclosures are required about how fair value is determined for assets and liabilities and a hierarchy for which these assets and liabilities must be grouped is established, based on significant levels of inputs as follows:
Level 1 - observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2 - quoted prices in active markets for similar assets and liabilities, and other inputs that are observable directly or indirectly for the asset or liability; or
Level 3 - unobservable inputs for the asset or liability, such as discounted cash flow models or valuations.
The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of March 31, 2020 and December 31, 2019 (in millions):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,114	$140	$—	$1,254
Available-for-sale investment securities	—	163	—	163
Aircraft fuel derivatives	—	1	—	1

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$611	$30	$—	$641
Available-for-sale investment securities	—	351	—	351
Aircraft fuel derivatives	—	8	—	8
Refer to Note 4 to our condensed consolidated financial statements for fair value information related to our outstanding debt obligations as of March 31, 2020 and December 31, 2019.
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
Available-for-sale investment securities
Our available-for-sale investment securities include investments such as time deposits, commercial paper, and convertible debt securities. The fair values of these instruments are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. We did not record any material gains or losses on these securities during the three months ended March 31, 2020 and 2019.
Aircraft Fuel Derivatives
Our aircraft fuel derivatives include call spread options which are not traded on public exchanges. Their fair values are determined using a market approach based on inputs that are readily available from public markets for commodities and energy trading activities; therefore, they are classified as Level 2 inputs. The data inputs are combined into quantitative models and processes to generate forward curves and volatilities related to the specific terms of the underlying hedge contracts.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10—Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives which qualify for hedge accounting. A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the three months ended March 31, 2020 and 2019 is as follows (in millions):

	Aircraft Fuel Derivatives(1)(2)	Total
Balance of accumulated income, at December 31, 2019	$2	$2
Reclassifications into earnings, net of tax benefit $1	3	3
Change in fair value, net of tax benefit $4	(11)	(11)
Balance of accumulated (loss), at March 31, 2020	$(6)	$(6)

Balance of accumulated (loss), at December 31, 2018	$(3)	$(3)
Reclassifications into earnings, net of tax benefit of $0	2	2
Change in fair value, net of tax benefit of $0	—	—
Balance of accumulated (loss), at March 31, 2019	$(1)	$(1)

(1) Reclassified to aircraft fuel expense.
(2) In March 2020, we made several capacity reductions in response to the COVID-19 pandemic. These capacity reductions led to the discontinuance of hedge accounting on a number of our aircraft fuel derivatives as the forecasted consumption of aircraft fuel was no longer probable of occurring. Losses of $2 million that were previously deferred were reclassified to interest income and other during the three months ended March 31, 2020.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 11—Special Items
The following is a listing of special items presented on our consolidated statements of operations for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,
	2020	2019
Special Items
Fleet impairment(1)	$202	$—
Embraer E190 fleet transition costs(2)	—	9
Union contract costs(3)	—	3
Total	$202	$12
(1) Under the Property, Plant, and Equipment topic of the Codification, we are required to assess long-lived assets for impairment when events and circumstances indicate that the assets may be impaired. An impairment of long-lived assets exists when the sum of the estimated undiscounted future cash flows expected to be generated directly by the assets are less than the book value of the assets. Our long-lived assets include both owned and leased properties which are classified as property and equipment, and operating lease assets on our consolidated balance sheets, respectively.
As discussed in Note 2 to our condensed consolidated financial statements, our operations were adversely impacted by the unprecedented decline in demand for travel caused by the COVID-19 pandemic. To determine if impairment exists in our fleet, we grouped our aircraft by fleet-type and estimated their future cash flows based on projections of capacity, aircraft age, maintenance requirements, and other relevant conditions. Based on the assessment, we determined that the future cash flows from the operation of our Embraer E190 fleet were lower than the carrying value. For those aircraft, including the ones that are under operating lease, and related spare parts in our Embraer E190 fleet, we recorded an impairment loss of $202 million representing the difference between the book value of these assets and their fair value. We estimated the fair value of our Embraer E190 fleet using third party valuations and considered specific circumstance such as aircraft age, maintenance requirements and condition, and therefore classified as Level 3 in the fair value hierarchy. We evaluated the remaining fleet and determined the future cash flows of our Airbus A320 and Airbus A321 fleet exceeded their carrying values as of March 31, 2020. As the extent of the ongoing impact from the COVID-19 pandemic remains uncertain, we will update our assessment as new information becomes available.
(2) In July 2018, we announced our decision to exit the Embraer E190 fleet and order 60 Airbus A220-300 aircraft, formerly known as the Bombardier CS300, for expected deliveries beginning in 2020 with the option for 60 additional aircraft. For the three months ended March 31, 2019, fleet transition costs include certain contract termination costs associated with the transition.
(3) In April 2014, ALPA was certified by NMB as the representative body for JetBlue pilots after winning a representation election. We reached a final agreement for our first collective bargaining agreement which was ratified by the pilots in July 2018. The agreement is a four-year renewable contract, which became effective August 1, 2018 and included compensation, benefits, work rules, and other policies. For the three months ended March 31, 2019, union contract costs primarily include various one-time costs incurred to implement the provisions of the collective bargaining agreement into our systems.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The Coronavirus (COVID-19) Pandemic
Since December 2019, a novel strain of the coronavirus ("COVID-19") has spread to most countries across the globe including the United States. The unprecedented and rapid spread of COVID-19 and the related travel restrictions and social distancing measures implemented throughout the world have significantly reduced demand for air travel. Beginning in March, large public events were canceled, governmental authorities began imposing restrictions on non-essential activities, businesses suspended travel, and popular leisure destinations temporarily closed to visitors. Certain countries have imposed bans on international travelers for specified periods or indefinitely.
Demand for air travel began to weaken at the end of February 2020 and the pace of decline accelerated throughout March and into April 2020. This decline in demand has had a material adverse impact on our operating revenues and financial position. The length and severity of the reduction in demand due to the pandemic is uncertain; accordingly, we expect the adverse impact to grow in the second quarter of 2020. While we are planning for a modest recovery in demand during the third quarter of 2020, the exact timing and pace of the recovery is uncertain given the significant impact of the pandemic on the overall U.S. and global economy. Our response to the pandemic and the measures we take to secure additional liquidity may be modified as we have more clarity in the timing of demand recovery.
In response to these developments, we have implemented the following measures to focus on the safety of our customers, our crewmembers, and our business.
Customers and Crewmembers
The safety of our customers and crewmembers continues to be our highest priority. As the COVID-19 pandemic has developed, we have taken a number of steps to promote social distancing and to implement new procedures that reflect the recommendations of health experts, including some of the following:

•	Updated our sick leave policy to provide up to 14 days of paid sick leave for crewmembers who have been diagnosed with COVID-19 or are required to quarantine;

•	Implemented a framework for internal contact tracing and a crewmember notification process;

•	Enhanced daily and overnight cleaning and disinfection of our aircraft and all of our facilities;

•	Eliminated layovers for crewmembers in New York City and worked with crew transportation companies to ensure social distancing;

•	Limited the number of seats available to be sold on most flights to promote social distancing;

•	Retained an infectious disease specialist to conduct calls with crewmembers;

•	Implemented jump seat buffers on our flights to further promote social distancing measures;

•	Mandated that crewmembers use facial coverings and other personal protective equipment while also reducing the number of service touchpoints;

•	Provided enhanced flexibility to our customers by waiving change fees while also extending the expiration date of travel credits to 24 months; and

•	Recently required customers to wear face coverings while traveling on our aircraft.
Our Business
The COVID-19 pandemic drove a significant decline in demand during March 2020 and this is expected to continue through at least the second quarter of 2020. To align capacity with expected demand for air travel, we have significantly reduced our system capacity to a level that maintains essential service. For the second quarter of 2020, our capacity is expected to decline by approximately 80 percent when compared to the second quarter of 2019. As a result of the significant reduction in demand expectations and lower capacity, we are temporarily parking approximately 65 percent of our fleet.
The reduction in demand and our capacity will also result in a significant reduction to our revenue. As a result, we have, and will continue to implement cost saving initiatives to reduce our overall level of cash spend. Some of the initiatives we have undertaken include:

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	A reduction in flying capacity to align with the expected demand, which has resulted in temporarily parking of approximately 170 aircraft.
•Temporary consolidations of our operations in certain cities that contain multiple airport locations.
•Instituted a company-wide hiring freeze.
•Offered voluntary time off programs to most of our crewmembers.

•	Implemented salary reductions of 20% to 50% for our officers.

•	Renegotiated service rates with our business partners and extended payment terms.
At March 31, 2020, we had cash, cash equivalents and short-term investments of approximately $1.8 billion. The unprecedented impact of COVID-19 on the demand for air travel and the corresponding decline in revenue will continue to have an adverse impact on our operating cash flow. Given this situation, we have taken immediate actions to increase liquidity, strengthen our financial position, and conserve cash. Some of the actions we have taken prior to and after March 31, 2020 include:

•	Executed a new $1.0 billion 364-day delayed draw term loan agreement and immediately drew down on the facility for the full amount available.

•	Borrowed on our existing $550 million revolving credit facility.

•	Executed a $150 million pre-purchase arrangement with our co-brand credit card partner.

•	Suspended non-critical capital expenditure projects.

•	Amended our purchase agreement with Airbus resulting in a $1.1 billion reduction in aircraft capital expenditures through 2022.

•	Suspended share repurchases.

•	Obtained $936 million of government funding under The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which is discussed further below.
As a result of these activities, we had $3.1 billion in restricted and unrestricted cash as of April 30, 2020. The $936 million of CARES Act funding is considered to be restricted cash since the funds must be utilized to pay the salaries and benefits costs of our crewmembers through September 30, 2020. We will continue to evaluate future financing opportunities to leverage our unencumbered assets in an effort to build additional levels of liquidity.
The Coronavirus Aid, Relief, and Economic Security Act
On March 27, 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") which is intended to provide relief and to support the U.S. economy. Under the CARES Act, assistance is available to the aviation industry in the form of direct payroll support (the "Payroll Support Program") and secured loans (the "Loan Program").
On April 23, 2020, we entered into a Payroll Support Program Agreement (the "PSP Agreement") with the United States Department of the Treasury ("Treasury") governing our participation in the Payroll Support Program. Under the Payroll Support Program, Treasury provided us with a payment of $936 million (the "Payroll Support Payment"), consisting of $685 million in grants and $251 million in an unsecured term loan. The loan has a 10-year term and bears interest on the principal amount outstanding at an annual rate of 1.00% until April 23, 2025, and the applicable Secured Overnight Financing Rate ("SOFR") plus 2.00% thereafter until April 23, 2030. The principal amount may be repaid at any time prior to maturity at par. In consideration for the Payroll Support Payment, we issued warrants to purchase approximately 2.6 million shares of our common stock to the Treasury at an exercise price of $9.50 per share. The warrants will expire five years after issuance, and will be exercisable either through net cash settlement or net share settlement, at JetBlue's option, in whole or in part at any time. In accordance with the PSP Agreement, we are required to comply with the relevant provisions of the CARES Act which, among other things, includes the following: the requirement to use the Payroll Support Payment exclusively for the continuation of payment of crewmember wages, salaries and benefits; the requirement against involuntary furloughs and reductions in crewmember pay rates and benefits through September 30, 2020; the requirement that certain levels of commercial air service be maintained until March 1, 2022; the prohibitions on share repurchases and the payment of common stock dividends; and restrictions on the payment of certain executive compensation until March 24, 2022.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On April 29, 2020, we submitted our application for the Loan Program of the CARES Act. Under the Loan Program, we expect to have the ability, through September 30, 2020, to borrow up to approximately $1.1 billion from the Treasury for a term of up to five years with an interest rate of LIBOR plus 3.00%. Any loans issued under the Loan Program are expected to be senior secured obligations of the Company, with collateral to be determined. If we accept the full amount of the loan, we will issue warrants to purchase approximately 12.0 million shares of our common stock to the Treasury. Any amount received under the Loan Program will be subject to the relevant provisions of the CARES Act, including many of those described above under the Payroll Support Program.
The CARES Act also provides for deferred payments of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. This is expected to provide us with approximately $67 million of additional liquidity during the current year.
The Company's effective tax rate was 24.3% and 28.3% for first quarter 2020 and 2019, respectively. The change in tax rate, as compared to the prior year period, is due to several factors including a $12.1 million discrete federal tax benefit recorded in the first quarter of 2020 related to the carryback of net operating losses.
Our effective tax rate through 2020 may be subject to change related to discrete items recorded as additional CARES Act implementation guidance is released.
We lowered our cash burn from an average of $18 million per day during the second half of March to approximately $10 million per day by May. We expect to continue our efforts to reduce our daily cash burn throughout the second quarter of 2020.
First Quarter 2020 Results
The unprecedented and rapid spread of COVID-19 and the related travel restrictions and social distancing measures implemented throughout the world have significantly reduced demand for air travel. Demand for air travel began to weaken at the end of February 2020 and the pace of decline accelerated throughout March and into April 2020. This decline in demand has had a material adverse impact on our operating revenues and financial position. Revenue decreased by $283 million compared to the first quarter of 2019.

•	Operating revenue per available seat mile (RASM) for the three months ended March 31, 2020 decreased by 12.0% to 10.67 cents.

•
Operating expense and operating expense per available seat mile (CASM) for the three months ended March 31, 2020 increased by 7.1% to $1.9 billion and 11.0% to 12.91 cents, respectively. Our operating expense for the first quarter of 2020 and 2019 included the effects of special items. For the first quarter of 2020, we recorded an impairment charge of $202 million on our Embraer E190 fleet which contributed 1.36 cents to our unit cost. Our operating expense for the first quarter of 2019 included $12 million of special items related to our Embraer E190 fleet transition and the implementation of our pilots' collective bargaining agreement, which contributed 0.08 cents to our unit cost in the prior year. Excluding fuel and related taxes, special items, as well as operating expenses related to our non-airline businesses, our cost per available seat mile (CASM ex-fuel)(1) increased by 4.0% to 9.01 cents.

•
Our reported loss per share for the first quarter of 2020 was $(0.97) compared to reported earnings per diluted share of $0.14 for the first quarter of 2019. Our results for first quarter of 2020 and 2019 included the effects of special items. Excluding special items, our adjusted (loss) earnings per diluted share(1) for the first quarter of 2020 and 2019 were $(0.42) and $0.16, respectively.

•	We generated $124 million in cash from operations and $(243) million in free cash flow(1) for the three months ended March 31, 2020.
Outlook for 2020
The length and severity of the reduction in demand due to the COVID-19 pandemic is uncertain; accordingly, we expect the adverse impact to grow in the second quarter of 2020. While we are planning for a modest recovery in demand during the third quarter of 2020, the exact timing and pace of the recovery is uncertain given the significant impact of the pandemic on the overall U.S. and global economy. Our response to the pandemic and the measures we take to secure additional liquidity may be modified as we have more clarity in the timing of demand recovery.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Three Months Ended March 31, 2020 vs. 2019
Overview
We reported a net loss of $268 million, operating loss of $334 million and an operating margin of (21.0)% for the three months ended March 31, 2020. This compares to a net income of $42 million, an operating income of $76 million and an operating margin of 4.1% for the three months ended March 31, 2019. Loss per share was $(0.97) for the first quarter of 2020 compared to $0.14 of earnings per diluted share for the same period in 2019.
Our reported results for the first quarter of 2020 and 2019 included the effects of special items. Adjusting for these special items(1), our adjusted net loss was $116 million, adjusted operating loss was $132 million, adjusted operating margin was (8.3)%, and adjusted loss per share was $(0.42) for the first quarter of 2020. This compares to adjusted net income of $51 million, adjusted operating income of $88 million, adjusted operating margin was 4.7% , and adjusted diluted earnings per share of $0.16 for the first quarter of 2019.
On-time performance, as defined by the Department of Transportation, or DOT, is arrival within 14 minutes of scheduled arrival time. In the first quarter of 2020, our systemwide on-time performance was 84.8% compared to 73.7% for the same period in 2019. Our on-time performance remains challenged by our concentration of operations in the northeast of the U.S., one of the world's most congested airspaces. Our completion factor decreased by 4.1 points to 93.7% in the first quarter of 2020 from 97.8% in the same period in 2019.
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Three Months Ended March 31,		Year-over-Year Change
	2020	2019	$	%
Passenger revenue	$1,511	$1,802	$(291)	(16.1)
Other revenue	77	69	8	10.7
Total operating revenues	$1,588	$1,871	$(283)	(15.1)

Average Fare	$185.44	$177.24	$8.20	4.6
Yield per passenger mile (cents)	14.54	14.15	0.39	2.8
Passenger revenue per ASM (cents)	10.15	11.67	(1.52)	(13.0)
Operating revenue per ASM (cents)	10.67	12.12	(1.45)	(12.0)
Average stage length (miles)	1,160	1,153	7	0.6
Revenue passengers (thousands)	8,150	10,165	(2,015)	(19.8)
Revenue passenger miles (millions)	10,392	12,734	(2,342)	(18.4)
Available Seat Miles (ASMs) (millions)	14,891	15,437	(546)	(3.5)
Load Factor	69.8%	82.5%		(12.7)	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue and baggage fees, as well as revenue from our ancillary product offerings such as Even More® Space. The decrease in passenger revenue of $291 million, or 16.1%, for the three months ended March 31, 2020 compared to the same period in 2019, was primarily driven by the unprecedented decline in demand for travel tied to COVID-19 and its effects. Revenue passengers decreased by 19.8% to 8.2 million for the three months ended March 31, 2020 from 10.2 million for the same period in 2019.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses
In detail, our operating costs per available seat mile, or ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Three Months Ended March 31,		Year-over-Year Change		Cents per ASM
	2020	2019	$	%	2020	2019	% Change
Aircraft fuel and related taxes	$365	$437	$(72)	(16.4)%	2.45	2.83	(13.4)%
Salaries, wages and benefits	601	575	26	4.5	4.04	3.73	8.3
Landing fees and other rents	112	115	(3)	(3.3)	0.75	0.75	0.2
Depreciation and amortization	139	124	15	12.0	0.93	0.80	16.1
Aircraft rent	21	25	(4)	(14.4)	0.14	0.16	(11.3)
Sales and marketing	53	66	(13)	(20.2)	0.35	0.43	(17.3)
Maintenance, materials and repairs	160	155	5	3.1	1.07	1.00	6.9
Other operating expenses	269	286	(17)	(5.8)	1.82	1.85	(2.3)
Special items	202	12	190	1,642.9	1.36	0.08	1,706.8
Total operating expenses	$1,922	$1,795	$127	7.1%	12.91	11.63	11.0%

Total operating expenses excluding special items(1)	$1,720	$1,783	$(63)	(3.6)%	11.55	11.55	—%
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes decreased by $72 million, or 16.4%, for the three months ended March 31, 2020 compared to the same period in 2019. The average fuel price for the three months ended March 31, 2020 decreased by 9.3% to $1.86 per gallon. Our fuel consumption decreased by 7.8%, or 16 million gallons, due to capacity reductions in response to lower demand as a result of the COVID-19 pandemic. We expect lower fuel consumption for the rest of 2020 consistent with anticipated ongoing capacity reductions in response to COVID-19.
Salaries, Wages and Benefits
Salaries, wages and benefits increased $26 million, or 4.5%, for the three months ended March 31, 2020 compared to the same period in 2019, driven by a higher number of full-time equivalent crewmembers and annual wage increases which become effective in February of each year.
Depreciation and Amortization
Depreciation and amortization increased $15 million, or 12.0%, for the three months ended March 31, 2020 compared to the same period in 2019. Since March 31, 2019, we have placed nine new aircraft into service, bought out the leases of two aircraft, and completed the cabin restyle on 46 aircraft. The average number of aircraft increased by 2.5% during the first quarter of 2020 as compared to the same period in 2019.
Aircraft Rent
Aircraft rent decreased $4 million, or 14.4%, for the three months ended March 31, 2020 compared to the same period in 2019 as we bought out the leases of two aircraft. The leases of an Airbus A320 aircraft and an Airbus A321 aircraft were bought out in the third quarter of 2019 and first quarter of 2020, respectively.
Sales and Marketing
Sales and marketing decreased $13 million, or 20.2%, for the three months ended March 31, 2020 compared to the same period in 2019 driven by lower credit card fees and computer reservation system charges as demand declined amid the COVID-19 pandemic.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Maintenance Materials and Repairs
Maintenance materials and repairs increased $5 million, or 3.1%, for the three months ended March 31, 2020 compared to the same period in 2019, primarily driven by the timing of heavy maintenance visits and engine maintenance.
Special Items
For the three months ended March 31, 2020, special items included the impairment charge of $202 million on our Embraer E190 fleet. Special items for the three months ended March 31, 2019 consisted of $9 million of one-time costs related to our 2018 decision to transition out of the Embraer E190 fleet and $3 million of one-time costs related to the implementation of our pilots' collective bargaining agreement which became effective on August 1, 2018
The following table sets forth our operating statistics for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Year-over-Year Change
(percent changes based on unrounded numbers)	2020	2019	%
Operational Statistics
Revenue passengers (thousands)	8,150	10,165	(19.8)
Revenue passenger miles (RPMs) (millions)	10,392	12,734	(18.4)
Available seat miles (ASMs) (millions)	14,891	15,437	(3.5)
Load factor	69.8%	82.5%	(12.7)	pts
Aircraft utilization (hours per day)	10.6	11.8	(10.2)

Average fare	$185.44	$177.24	4.6
Yield per passenger mile (cents)	14.54	14.15	2.8
Passenger revenue per ASM (cents)	10.15	11.67	(13.0)
Operating revenue per ASM (cents)	10.67	12.12	(12.0)
Operating expense per ASM (cents)	12.91	11.63	11.0
Operating expense per ASM, excluding fuel(1)	9.01	8.66	4.0

Departures	83,295	89,236	(6.7)
Average stage length (miles)	1,160	1,153	0.6
Average number of operating aircraft during period	259.1	252.9	2.5
Average fuel cost per gallon, including fuel taxes	$1.86	$2.05	(9.3)
Fuel gallons consumed (millions)	197	213	(7.8)
Average number of full-time equivalent crewmembers	18,698	18,292
Historical trends may not continue. The ongoing COVID-19 pandemic has caused major disruptions on our operations in the first quarter of 2020. We expect our operating results to significantly fluctuate from quarter-to-quarter in the future due to the uncertainties surrounding the progress of COVID-19, its impact on the economy and consumer behavior, and various other factors which are outside of our control. Consequently, we believe quarter-to-quarter comparisons of our operating results may not necessarily be meaningful; you should not rely on our results for any one quarter as an indication of our future performance.

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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We believe a healthy liquidity position is a crucial element of our ability to weather any part of the economic cycle while continuing to execute on our plans for profitable growth and increased returns. Our goal is to continue to be diligent with our liquidity and maintaining financial flexibility.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic drove a significant decline in demand during March 2020 and this is expected to continue through at least the second quarter of 2020. To align capacity with expected demand for air travel, we have significantly reduced our system capacity to a level that maintains essential service. For the second quarter of 2020, our capacity is expected to decline by approximately 80 percent when compared to the second quarter of 2019. As a result of the significant reduction in demand expectations and lower capacity, we are temporarily parking approximately 65 percent of our fleet.
The reduction in demand and our capacity will also result in a significant reduction to our revenue. As a result, we have, and will continue to implement cost saving initiatives to reduce our overall level of cash spend. Some of the initiatives we have undertaken include:

•	A reduction in flying capacity to align with the expected demand, which has resulted in temporarily parking approximately 170 aircraft.
•Temporary consolidations of our operations in certain cities that contain multiple airport locations.
•Instituted a company-wide hiring freeze.
•Offered voluntary time off programs to most of our crewmembers.

•	Implemented salary reductions of 20% to 50% for our officers.

•	Renegotiated service rates with our business partners and extended payment terms.
At March 31, 2020, we had cash, cash equivalents, and short-term investments of approximately $1.8 billion. The unprecedented impact of COVID-19 on the demand for air travel and the corresponding decline in revenue will continue to have an adverse impact on our operating cash flow. Given this situation, we have taken immediate actions to increase liquidity, strengthen our financial position, and conserve cash. Some of the actions we have taken prior to and after March 31, 2020 include:

•	Executed a new $1.0 billion 364-day delayed draw term loan agreement and immediately drew down on the facility for the full amount available.

•	Borrowed on our existing $550 million revolving credit facility.

•	Executed a $150 million pre-purchase arrangement with our co-brand credit card partner.

•	Suspended non-critical capital expenditure projects.

•	Amended our purchase agreement with Airbus resulting in a $1.1 billion reduction in aircraft capital expenditures through 2022.

•	Suspended share repurchases.

•	Obtained $936 million of government funding under CARES Act. See Note 2 to our condensed consolidated financial statements.
On April 29, 2020, we submitted our application for the Loan Program of the CARES Act. Under the Loan Program, we expect to have the ability, through September 30, 2020, to borrow up to approximately $1.1 billion from the Treasury for a term of up to five years with an interest rate of LIBOR plus 3.00%. Any loans issued under the Loan Program are expected to be senior secured obligations of the Company, with collateral to be determined. If we accept the full amount of the loan, we will issue warrants to purchase approximately 12.0 million shares of our common stock to the Treasury. Any amount received under the Loan Program will be subject to the relevant provisions of the CARES Act, including many of those described above under the Payroll Support Program.
The CARES Act also provides for deferred payments of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. This is expected to provide us with approximately $67 million of additional liquidity during the current year.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of these activities, we had $3.1 billion in restricted and unrestricted cash as of April 30, 2020. The $936 million of CARES Act funding is considered to be restricted cash since the funds must be utilized to pay the salaries and benefits costs of our crewmembers through September 30, 2020. We will continue to evaluate future financing opportunities to leverage our unencumbered assets in an effort to build additional levels of liquidity.
We lowered our cash burn from an average of $18 million per day during the second half of March to approximately $10 million per day by May. We expect to continue our efforts to reduce our daily cash burn throughout the second quarter of 2020.
Analysis of Cash Flows
Operating Activities
We rely primarily on operating cash flows to provide working capital for current and future operations. Cash flows from operating activities were $124 million and $420 million for the three months ended March 31, 2020 and 2019, respectively. Lower earnings, principally driven by the unprecedented decline in demand for travel caused by COVID-19 contributed to the decrease in operating cash flows.
Investing Activities
During the three months ended March 31, 2020, capital expenditures related to our purchase of flight equipment included $215 million related to the purchase of three Airbus A321neo aircraft, one Airbus A321 lease buyout, the purchase of several spare engines, $55 million in work-in-progress relating to flight equipment, $6 million for spare part purchases, and $53 million for flight equipment deposits. Other property and equipment capital expenditures also included ground equipment purchases and facilities improvements for $38 million. Investing activities also included the net proceeds from investment securities of $190 million. Going forward, we anticipate limiting our capital expenditures to only those critical to our operations as we navigate through the COVID-19 pandemic.
In May 2020, we amended our purchase agreement with Airbus which changed the timing of our Airbus A321 and A220 deliveries. We are scheduled to receive four new Airbus A321neo aircraft and our first Airbus A220 aircraft for the remainder of 2020. We expect the aircraft deferrals will result in a $1.1 billion reduction in aircraft capital expenditures through 2022.
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
Financing Activities
Financing activities for the three months ended March 31, 2020 primarily consisted of $983 million in net proceeds from the draw down of our 364-day term loan facility, partially offset by the acquisitions of treasury shares of $166 million, of which $160 million related to our accelerated share repurchases, or ASR, and scheduled maturities of $102 million relating to debt and finance lease obligations. Our share repurchase program has been suspended as of March 31, 2020.
On April 22, 2020, we borrowed $550 million under our revolving credit facility with Citibank N.A., as administrative agent. Following this borrowing, we have no additional borrowing capacity available under this revolving credit facility.
On April 23, 2020, we entered into a Payroll Support Program Agreement with the United States Department of the Treasury ("Treasury") governing our participation in the Payroll Support Program of the CARES Act. Under the Payroll Support Program, Treasury provided us with a payment of $936 million, consisting of $685 million in grants and $251 million in an unsecured term loan.
On April 29, 2020, we submitted our application for the Loan Program of the CARES Act. Under the Loan Program, we expect to have the ability, through September 30, 2020, to borrow up to approximately $1.1 billion from the Treasury for a term of up to five years with an interest rate of LIBOR plus 3.00%. Any loans issued under the Loan Program are expected to be senior secured obligations of the Company, with collateral to be determined. If we accept the full amount of the loan, we will issue warrants to purchase approximately 12.0 million shares of our common stock to the Treasury. Any amount received under the Loan Program will be subject to the relevant provisions of the CARES Act, including many of those described above under the Payroll Support Program.
Financing activities for the three months ended March 31, 2019 primarily consisted of acquisitions of treasury shares of $130 million, of which $125 million related to our ASR, and scheduled maturities of $133 million relating to debt and finance

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

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
Working Capital
We had a working capital deficit of $1.4 billion and $877 million at March 31, 2020 and December 31, 2019, respectively. Working capital deficits can be customary in the airline industry because a significant portion of air traffic liability is classified as a current liability. Our working capital deficit increased by $551 million due to several factors, including the $1 billion draw down of our 364-day term loan facility and an overall increase in our air traffic liability.
We expect to meet our obligations as they become due through available cash, investment securities, and internally generated funds, supplemented, as necessary, by financing activities and government assistance from the CARES Act, which may be available to us. We expect to generate positive working capital through our operations. However, we cannot predict what the effect on our business might be from future developments of COVID-19 and their impact on the economy and consumer behavior, the extremely competitive environment in which we operate, or from events beyond our control, such as volatile fuel prices, economic conditions, weather-related disruptions, airport infrastructure challenges, the spread of infectious diseases, the impact of other airline bankruptcies, restructurings or consolidations, U.S. military actions, or acts of terrorism.
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
Contractual Obligations
Our contractual obligations at March 31, 2020 include the following (in billions):

	Payments due in
	Total	2020	2021	2022	2023	2024	Thereafter
Debt and finance lease obligations(1)	$3.6	$0.3	$1.4	$0.4	$0.3	$0.2	$1.0
Operating lease obligations	1.1	0.1	0.1	0.1	0.1	0.1	0.6
Flight equipment purchase obligations(2)	7.4	0.9	1.4	1.3	1.7	1.6	0.5
Other obligations(3)	2.5	0.2	0.2	0.3	0.4	0.4	1.0
Total	$14.6	$1.5	$3.1	$2.1	$2.5	$2.3	$3.1
The amounts stated above do not include additional obligations incurred as of result of financing activities executed after March 31, 2020.
(1) Includes actual interest and estimated interest for floating-rate debt based on March 31, 2020 rates.
(2) Amounts represent obligations based on the current delivery schedule set forth in our Airbus order book as of March 31, 2020. Due to production delays, we only took delivery of six A321neo aircraft in 2019 with the remaining seven to be delivered beyond their contractual delivery year. The committed expenditures for these seven backlogged A321neo aircraft are not included in the amounts above due to uncertainties in the timing of these deliveries.
(3) Amounts include noncancelable commitments for the purchase of goods and services
As of March 31, 2020, we believe we are in compliance with the covenants of our debt and lease agreements. We have approximately $26 million of restricted cash pledged under standby letters of credit related to certain leases that will expire at the end of the related lease terms.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2020, we operated a fleet of 63 Airbus A321 aircraft, 9 Airbus 321neo aircraft, 130 Airbus A320 aircraft, and 60 Embraer E190 aircraft. Of our fleet, 216 are owned by us, 40 are leased under operating leases, and six are leased under finance leases. As of March 31, 2020, the average age of our operating fleet was 10.7 years and our future aircraft order book was as follows:

Year	Airbus A321neo	Airbus A220	Total
2019	7	—	7
2020	11	1	12
2021	17	6	23
2022	15	8	23
2023	14	19	33
2024	12	22	34
2025	—	12	12
2026	—	2	2
Total	76	70	146
In October 2018 and May 2019, we received notice from Airbus of anticipated delivery delays for the A321neo aircraft. Due to these delays, we only took delivery of six A321neo in 2019 with the remaining seven to be delivered beyond their contractual delivery year. The table above represents the delivery schedule set forth in our Airbus order book as of March 31, 2020.
In May 2020, we amended our purchase agreement with Airbus which changed the timing of our Airbus A321 and A220 deliveries as follows:

Year	Airbus A321neo	Airbus A220	Total
2020	4	1	5
2021	10	7	17
2022	7	8	15
2023	15	19	34
2024	15	22	37
2025	13	12	25
2026	12	1	13
Total	76	70	146
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
Depending on market conditions, we anticipate using a mix of cash and debt financing for aircraft scheduled for delivery in 2020. For deliveries after 2020, although we believe debt and/or lease financing should be available to us, we cannot give any assurance that we will be able to secure financing on attractive terms, if at all. While these financings may or may not result in an increase in liabilities on our balance sheet, we expect our fixed costs to increase regardless of the financing method ultimately chosen. To the extent we cannot secure financing on terms we deem attractive, we may be required to pay in cash, further modify our aircraft acquisition plans, or incur higher than anticipated financing costs.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In October 2019, the Office of the U.S. Trade Representative announced a 10% tariff on new commercial aircraft and related parts imported from certain European Union member states, which include aircraft and other parts we are already contractually obligated to purchase, including those noted above. In February 2020, the U.S. Trade Representative announced an increase in the tariff to 15% which became effective in March 2020. We are working with our business partners, including Airbus, to evaluate the potential financial and operational impact of these announcements on our future aircraft deliveries. The imposition of the tariff could substantially increase the cost of new Airbus aircraft and parts.
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
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates included in our 2019 Form 10-K.
Forward-Looking Information
Forward-Looking Information Statements in this Report (or otherwise made by JetBlue or on JetBlue’s behalf) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which represent our management’s beliefs and assumptions concerning future events. These statements are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “expects,” “plans,” “anticipates,” “indicates,” “believes,” “forecast,” “guidance,” “outlook,” “may,” “will,” “should,” “seeks,” “targets” and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks, uncertainties, and assumptions, and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including, without limitation, the COVID-19 pandemic and the outbreak of any other disease or similar public health threat that affects travel demand or behavior, our extremely competitive industry; volatility in financial and credit markets which could affect our ability to obtain debt and/or lease financing or to raise funds through debt or equity issuances; our significant fixed obligations and substantial indebtedness; volatility in fuel prices, maintenance costs and interest rates; our reliance on high daily aircraft utilization; our ability to implement our growth strategy; our ability to attract and retain qualified personnel and maintain our culture as we grow; our reliance on a limited number of suppliers, including for aircraft, aircraft engines and parts and vulnerability to delays by those suppliers; our dependence on the New York and Boston metropolitan markets and the effect of increased congestion in these markets; our reliance on automated systems and technology; our being subject to potential unionization, work stoppages, slowdowns or increased labor costs; our presence in some international emerging markets that may experience political or economic instability or may subject us to legal risk; reputational and business risk from information security breaches or cyber-attacks; changes in or additional domestic or foreign government regulation, including new or increased tariffs; changes in our industry due to other airlines' financial condition; acts of war or terrorism; global economic conditions or an economic downturn leading to a continuing or accelerated decrease in demand for air travel; adverse weather conditions or natural disasters; and external geopolitical events and conditions. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs, and assumptions upon which we base our expectations may change prior to the end of each quarter or year.

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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REGULATION G RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
We use non-GAAP financial measures in this report. Non-GAAP financial measures are financial measures that are derived from the condensed consolidated financial statements, but that are not presented in accordance with generally accepted accounting principles in the United States, or GAAP. We believe these non-GAAP measures provide a meaningful comparison of our results to others in the airline industry and our prior year results and therefore is useful for investors. Investors should consider these non-GAAP financial measures in addition to, and not as a substitute for, our financial performance measures prepared in accordance with GAAP. Further, our non-GAAP information may be different from the non-GAAP information provided by other companies. The information below provides an explanation of each non-GAAP financial measure and shows a reconciliation of non-GAAP financial measures used in this filing to the most directly comparable GAAP financial measures.
Operating Expenses per Available Seat Mile, excluding fuel
Operating expenses per available seat mile, or CASM, is a common metric used in the airline industry. Our CASM for the periods are summarized in the table below. We exclude aircraft fuel and related taxes, operating expenses related to other non-airline businesses, such as JetBlue Technology Ventures and JetBlue Travel Products, and special items from operating expenses to determine CASM ex-fuel, which is a non-GAAP financial measure. For the first quarter of 2020, special items include the impairment charge of our Embraer E190 fleet. Special items for the first quarter of 2019 include one-time costs related to the Embraer E190 fleet transition as well as one-time costs related to the implementation of our pilots' collective bargaining agreement. We believe that CASM ex-fuel is useful for investors because it provides investors the ability to measure financial performance excluding items beyond our control, such as fuel costs, which are subject to many economic and political factors, or not related to the generation of an available seat mile, such as operating expense related to certain non-airline businesses. We believe this non-GAAP measure is more indicative of our ability to manage airline costs and is more comparable to measures reported by other major airlines.

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF OPERATING EXPENSE PER ASM, EXCLUDING FUEL
	Three Months Ended March 31,
	2020		2019
(in millions; per ASM data in cents)	$	per ASM	$	per ASM
Total operating expenses	$1,922	$12.91	$1,795	$11.63
Less:
Aircraft fuel and related taxes	365	2.45	437	2.83
Other non-airline expenses	14	0.09	9	0.06
Special items	202	1.36	12	0.08
Operating expenses, excluding fuel	$1,341	$9.01	$1,337	$8.66

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expense, Income before Taxes, Net Income and Earnings per Share, excluding special items
Our GAAP results in the applicable periods were impacted by charges that are deemed special items. We believe the impacts of these items make our results difficult to compare to prior periods as well as future periods and guidance, and, as a result, we exclude these items from the calculation of certain adjusted results, which are non-GAAP financial measures. For the first quarter of 2020, special items include the impairment charge of our Embraer E190 fleet. Special items for the first quarter of 2019 include one-time costs related to the Embraer E190 fleet transition as well as one-time costs related to the implementation of our pilots' collective bargaining agreement. We believe the impacts of these items distort our overall trends and that our metrics and results are enhanced with the presentation of our results excluding the impact of these items. The table below provides a reconciliation of our GAAP reported amounts to the non-GAAP amounts excluding the impacts of these items.

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF OPERATING EXPENSE, INCOME BEFORE TAXES, NET INCOME AND EARNINGS PER SHARE EXCLUDING SPECIAL ITEMS
	Three Months Ended March 31,
(in millions except per share amounts)	2020	2019
Total operating revenues	$1,588	$1,871

Total operating expenses	$1,922	$1,795
Less: Special items	202	12
Total operating expenses excluding special items	$1,720	$1,783

Operating (loss) income	$(334)	$76
Add back: Special items	202	12
Operating (loss) income excluding special items	$(132)	$88

Operating margin excluding special items	(8.3)%	4.7%

(Loss) income before income taxes	$(354)	$58
Add back: Special items	202	12
(Loss) income before income taxes excluding special items	$(152)	$70

Pre-tax margin excluding special items	(9.5)%	3.7%

Net (loss) income	$(268)	$42
Add back: Special items	202	12
Less: Income tax benefit related to special items	50	3
Net (loss) income excluding special items	$(116)	$51

(Loss) Earnings Per Common Share:
Basic	$(0.97)	$0.14
Add back: Special items, net of tax	0.55	0.02
Basic excluding special items	$(0.42)	$0.16

Diluted	$(0.97)	$0.14
Add back: Special items, net of tax	0.55	0.02
Diluted excluding special items	$(0.42)	$0.16

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

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF FREE CASH FLOW
	Three Months Ended March 31,
(in millions)	2020	2019
Net cash provided by operating activities	$124	$420
Less: Capital expenditures	(314)	(101)
Less: Predelivery deposits for flight equipment	(53)	(63)
Free Cash Flow	$(243)	$256

PART I. FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as described below, there have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2019 Form 10-K.
Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the March 31, 2020 cost per gallon of fuel. Based on projected fuel consumption for the next 12 months, including the impact of our hedging position, such an increase would result in an increase to aircraft fuel expense of approximately $128 million. As of March 31, 2020, we had hedged approximately 26% of our projected fuel requirement for the remainder of 2020. All hedge contracts existing at March 31, 2020 settle by December 31, 2020.
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
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $2 billion of our debt and finance lease obligations, with the remaining $1.2 billion having floating interest rates. As of March 31, 2020, if interest rates were on average 100 basis points higher in 2020, our annual interest expense would increase by approximately $12 million. This amount is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
If interest rates were to average 100 basis points lower in 2020 than they were during 2019, our interest income from cash and investment balances would decrease by approximately $4 million. This amount is determined by considering the impact of the hypothetical change in interest rates on our cash and cash equivalents and short-term investment securities balances for the trailing twelve month period.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business, we are party to various legal proceedings and claims which we believe are incidental to the operation of our business. Refer to Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

ITEM 1A. RISK FACTORS
Part I, Item 1A "Risk Factors" of our 2019 Form 10-K, includes a discussion of our risk factors which are incorporated herein. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K. Except as presented below, there have been no material changes from the risk factors associated with our business previously disclosed in our Form 10-K.
The global pandemic resulting from a novel strain of coronavirus has had an adverse impact that has been material to the Company's business, operating results, financial condition and liquidity, and the duration and spread of the pandemic could result in additional adverse impacts. The outbreak of another disease or similar public health threat in the future could also have an adverse effect on the Company's business, operating results, financial condition and liquidity.

In December 2019, a novel strain of coronavirus ("COVID-19") was reported in Wuhan, China, and the World Health Organization (the "WHO") subsequently declared COVID-19 a "Public Health Emergency of International Concern." On March 13, 2020, the U.S. government declared a national emergency and the U.S. Department of State subsequently issued a global Level 4 "do not travel" advisory advising U.S. citizens to avoid all international travel due to the global impact of COVID-19. The U.S. government has also implemented enhanced screenings, mandatory 14-day quarantine requirements and other travel restrictions in connection with the COVID-19 pandemic, including restrictions on travel from international locations, and many foreign and U.S. state governments instituted similar measures and declared states of emergency.
As of April 15, 2020, approximately 316 million people in at least 42 states, the District of Columbia and Puerto Rico were under instructions to stay home or "shelter in place," and to avoid any non-essential travel. In the United States and other locations around the world, public events, such as conferences, sporting events and concerts, have been canceled, attractions, including theme parks and museums, have been closed, cruise lines have suspended operations and schools and businesses are operating with remote attendance, among other actions.
Other governmental restrictions and regulations in the future in response to COVID-19 could include additional travel restrictions (including restrictions on domestic air travel within the United States), quarantines of additional populations (including our personnel), restrictions on our ability to access our facilities or aircraft or requirements to collect additional passenger data. In addition, governments, non-governmental organizations and entities in the private sector have issued and may continue to issue non-binding advisories or recommendations regarding air travel or other social distancing measures, including limitations on the number of persons that should be present at public gatherings.
The Company began experiencing a significant decline in international and domestic demand related to COVID-19 during the first quarter of 2020, and this reduction in demand has continued through the date of this report. The decline in demand caused a material deterioration in our revenues in the first quarter of 2020, resulting in a first quarter net loss of $268 million. The Company currently expects our results of operations for full-year 2020 to be materially impacted. For planning purposes, the Company has assumed that it is likely demand will remain depressed for the remainder of 2020. In response to decreased demand, the Company cut, relative to 2019 scheduled capacity, approximately 80% of its scheduled capacity for April and May 2020, with similar cuts expected for June 2020. The Company plans to proactively manage capacity until it sees signs of a recovery in demand.
The Company has taken a number of actions in response to decreased demand. In addition to the schedule reductions discussed above, the Company has reduced its planned capital expenditures and reduced operating expenditures for the remainder of 2020 (including by postponing projects deemed non-critical to the Company's operations), suspended share repurchases under its share repurchase program, executed a new $1.0 billion 364-day delayed draw term loan agreement and immediately drew down on the facility for the full amount available, borrowed on its existing $550 million revolving credit facility and temporarily grounded certain of its fleet.
The Company continues to focus on reducing expenses and managing its liquidity. The Company currently expects to lower its cash burn from an average of $18 million per day during the second half of March to approximately $10 million per day by May. For this purpose, "cash burn" is defined as net cash from operations, less investing and financing activities. Proceeds from the issuance of new debt (excluding expected aircraft financing), government grants associated with the Payroll

Support Program of the CARES Act (defined below) are not included in this figure. We expect to continue to modify our cost management structure, liquidity-raising efforts and capacity as the timing of demand recovery becomes more certain.
On April 23, 2020, we entered into a Payroll Support Program Agreement (the "PSP Agreement") under the CARES Act with the United States Department of the Treasury ("Treasury") governing our participation in the Payroll Support Program. Under the Payroll Support Program, Treasury provided us with a payment of $936 million (the "Payroll Support Payment"), consisting of $685 million in grants and $251 million in an unsecured term loan. The loan has a 10-year term and bears interest on the principal amount outstanding at an annual rate of 1.00% until April 23, 2025, and the applicable Secured Overnight Financing Rate ("SOFR") plus 2.00% thereafter until April 23, 2030. The principal amount may be repaid at any time prior to maturity at par. In consideration for the Payroll Support Payment, we issued warrants to purchase approximately 2.6 million shares of common stock to the Treasury at an exercise price of $9.50 per share. The warrants will expire five years after issuance, and will be exercisable either through net cash settlement or net share settlement, at JetBlue's option, in whole or in part at any time. In accordance with the PSP Agreement, we are required to comply with the relevant provisions of the CARES Act which, among other things, includes the following: the requirement to use the Payroll Support Payment exclusively for the continuation of payment of crewmember wages, salaries and benefits; the requirement against involuntary furloughs and reductions in crewmember pay rates and benefits through September 30, 2020; the requirement that certain levels of commercial air service be maintained until March 1, 2022; the prohibitions on share repurchases and the payment of common stock dividends; and restrictions on the payment of certain executive compensation until March 24, 2022. The Company also expects to have the ability if approved, through September 30, 2020, to borrow up to approximately $1.1 billion from the U.S. Treasury Department for a term of up to five years pursuant to the Loan Program under the CARES Act. The grants and/or loans under the CARES Act will subject the Company and its business to certain restrictions, including, but not limited to, restrictions on the payment of dividends and the ability to repurchase JetBlue's equity securities, requirements to maintain certain levels of scheduled service, requirements to maintain employment levels through September 30, 2020, requirements to issue warrants for JetBlue common stock to Treasury and certain limitations on executive compensation. The substance and duration of these restrictions will materially affect the Company's operations, and the Company may not be successful in managing these impacts. In particular, limitations on executive compensation, which, depending on the form of aid, could extend up to six years, may impact the Company's ability to attract and retain senior management or attract other key employees during this critical time.
The Company may also take additional actions to improve its financial position, including measures to improve liquidity, such as the issuance of additional unsecured and secured debt securities, equity securities and equity-linked securities, the sale of assets and/or the entry into additional bilateral and syndicated secured and/or unsecured credit facilities. There can be no assurance as to the timing of any such issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all. Any such actions could be conducted in the near term, may be material in nature and could result in significant additional borrowing. The Company's reduction in expenditures, measures to improve liquidity or other strategic actions that the Company may take in the future in response to COVID-19 may not be effective in offsetting decreased demand, and the Company will not be permitted to take certain strategic actions as a result of the CARES Act, which could result in a material adverse effect on the Company's business, operating results and financial condition.
The full extent of the ongoing impact of COVID-19 on the Company's longer-term operational and financial performance will depend on future developments, many of which are outside of our control, including the effectiveness of the mitigation strategies discussed above, the duration and spread of COVID-19 and related travel advisories and restrictions, the impact of COVID-19 on overall long-term demand for air travel, the impact of COVID-19 on the financial health and operations of the Company's business partners and future governmental actions, all of which are highly uncertain and cannot be predicted. The COVID-19 pandemic has had a material impact on the Company, and the continuation of reduced demand could have a material adverse effect on the Company's business, operating results, financial condition and liquidity.
In addition, an outbreak of another disease or similar public health threat, or fear of such an event, that affects travel demand, travel behavior or travel restrictions could have a material adverse impact on the Company's business, financial condition and operating results. Outbreaks of other diseases could also result in increased government restrictions and regulation, such as those actions described above or otherwise, which could adversely affect our operations.
Even after the COVID-19 pandemic has moderated and the enhanced screenings, quarantine requirements and travel restrictions have eased, we may continue to experience similar adverse effects to our businesses, consolidated results of operations, financial position and cash flows resulting from a recessionary economic environment that may persist. The impact that the COVID-19 pandemic will have on our businesses, consolidated results of operations, financial position and cash flows could exacerbate the risks identified in “Item 1A. Risk Factors” in our Annual Report on Form 10-K.

The Company has a significant amount of financial leverage from fixed obligations and intends to seek material amounts of additional financial liquidity in the short-term, and insufficient liquidity may have a material adverse effect on the Company's financial condition and business.

The Company has a significant amount of financial leverage from fixed obligations, including aircraft lease and debt financings, leases of airport property, secured loan facilities and other facilities, and other material cash obligations. In addition, the Company has substantial noncancelable commitments for capital expenditures, including for the acquisition of new aircraft and related spare engines.
In addition, in response to the travel restrictions, decreased demand and other effects the COVID-19 pandemic has had and is expected to have on the Company's business, the Company currently intends to continue to seek material amounts of additional financial liquidity in the short-term, which may include the issuance of additional unsecured or secured debt securities, equity securities and equity-linked securities, the sale of assets as well as additional bilateral and syndicated secured and/or unsecured credit facilities, among other items. There can be no assurance as to the timing of any such issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all. In addition, the Company has received financial assistance that is available to the airline industry under the CARES Act, which financial assistance subjects the Company and its business to certain restrictions, including, but not limited to, restrictions on the payment of dividends and the ability to repurchase JetBlue’s equity securities, requirements to maintain certain levels of scheduled service, requirements to maintain employment levels through September 30, 2020, requirements to issue warrants for JetBlue common stock to the U.S. Treasury and certain limitations on executive compensation.
Although the Company's cash flows from operations and its available capital, including the proceeds from financing transactions, have been sufficient to meet its obligations and commitments to date, the Company's liquidity has been, and may in the future be, negatively affected by the risk factors discussed in the Company's 2019 Form 10-K, as updated by this report, including risks related to future results arising from the COVID-19 pandemic. If the Company's liquidity is materially diminished, the Company might not be able to timely pay its leases and debts or comply with certain operating and financial covenants under its financing and credit card processing agreements or with other material provisions of its contractual obligations. Moreover, as a result of the Company's recent financing activities in response to the COVID-19 pandemic, the number of financings with respect to which such covenants and provisions apply has increased, thereby subjecting the Company to more substantial risk of cross-default and cross-acceleration in the event of breach, and additional covenants and provisions could become binding on the Company as it continues to seek additional liquidity. In addition, the Company has agreements with financial institutions that process customer credit card transactions for the sale of air travel and other services. Under certain of the Company's credit card processing agreements, the financial institutions in certain circumstances have the right to require that the Company maintain a reserve equal to a portion of advance ticket sales that have been processed by that financial institution, but for which the Company has not yet provided the air transportation. Such financial institutions may require cash or other collateral reserves to be established or withholding of payments related to receivables to be collected, including if the Company does not maintain certain minimum levels of unrestricted cash, cash equivalents and short-term investments. In light of the affect COVID-19 is having on demand and, in turn, capacity, the Company has seen an increase in demand from consumers for refunds on their tickets, and we anticipate this will continue to be the case for the near future. Refunds lower our liquidity and put us at risk of triggering liquidity covenants in these processing agreements and, in doing so, could force us to post cash collateral with the credit card companies for advance ticket sales. The Company also maintains certain insurance- and surety-related agreements under which counterparties may require collateral.
The Company's substantial level of indebtedness, particularly following the additional liquidity transactions completed and contemplated in response to the impacts of COVID-19, and non-investment grade credit rating, as well as market conditions and the availability of assets as collateral for loans or other indebtedness, which has been reduced as a result of the $1.6 billion in secured term loan facilities entered into since the beginning of fiscal year 2020 and may be further reduced as the Company continues to seek material amounts of additional financial liquidity, together with the effect the COVID-19 pandemic has had on the global economy generally and the air transportation industry specifically, may make it difficult for the Company to raise additional capital if needed to meet its liquidity needs on acceptable terms, or at all.
See Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report for additional information regarding the Company's liquidity as of March 31, 2020.
COVID-19 has materially disrupted our strategic operating plans in the near-term, and there are risks to our business, operating results and financial condition associated with executing our strategic operating plans in the long-term.

COVID-19 has materially disrupted our strategic operating plans in the near-term, and there are risks to our business, operating results and financial condition associated with executing our strategic operating plans in the long-term. In recent years, we have announced several strategic operating plans, including several revenue-generating initiatives and plans to optimize our revenue, such as our plans to add capacity, including international expansion and new or increased service to mid-

size airports, initiatives and plans to optimize and control our costs and opportunities to enhance our segmentation and improve the customer experience at all points in air travel. In developing our strategic operating plans, we make certain assumptions, including, but not limited to, those related to customer demand, competition, market consolidation, the availability of aircraft and the global economy. Actual economic, market and other conditions have been and may continue to be different from our assumptions. In 2020, demand has been, and is expected to continue to be, significantly impacted by COVID-19, which has materially disrupted the timely execution of our strategic operating plans, including plans to add capacity in 2020. If we do not successfully execute or adjust our strategic operating plans in the long-term, or if actual results continue to vary significantly from our prior assumptions or vary significantly from our future assumptions, our business, operating results and financial condition could be materially and adversely impacted.
The Company may never realize the full value of its intangible assets or its long-lived assets causing it to record impairments that may negatively affect its financial condition and operating results.
In accordance with applicable accounting standards, the Company is required to test its indefinite-lived intangible assets for impairment on an annual basis, or more frequently where there is an indication of impairment. In addition, the Company is required to test certain of its other assets for impairment where there is any indication that an asset may be impaired.
The Company may be required to recognize losses in the future due to, among other factors, extreme fuel price volatility, tight credit markets, government regulatory changes, decline in the fair values of certain tangible or intangible assets, such as aircraft, route authorities, airport slots and frequent flyer database, unfavorable trends in historical or forecasted results of operations and cash flows and an uncertain economic environment, as well as other uncertainties. For example, in the first quarter of 2020, the Company recorded impairment charges of $202 million associated with its E190 fleet due to COVID-19. The Company can provide no assurance that a material impairment loss of tangible or intangible assets will not occur in a future period, and the risk of future material impairments has been significantly heightened as result of the effects of the COVID-19 pandemic on our flight schedules and business. The value of the Company's aircraft could also be impacted in future periods by changes in supply and demand for these aircraft. Such changes in supply and demand for certain aircraft types could result from the grounding of aircraft. A further impairment loss could have a material adverse effect on the Company's financial condition and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On September 19, 2019, the Board of Directors approved a share repurchase program, or the 2019 Authorization, of up to $800 million worth of common stock beginning on October 1, 2019 and ending no later than December 31, 2021. Our share repurchase programs include authorization for repurchases in open market transactions pursuant to Rules 10b-18 and/or 10b5-1 of the Exchange Act, and/or one or more privately-negotiated accelerated stock repurchase transactions. The timing, price, and volume of any repurchases will be based on market conditions and other relevant factors. In accordance with the PSP Agreement, we are prohibited from making any share repurchases. We have accordingly suspended our share repurchase program.
In consideration for the Payroll Support Payment, on April 23, 2020, we issued warrants to purchase approximately 2.6 million shares of common stock to the Treasury at an exercise price of $9.50 per share. See Note 2 to our condensed consolidated financial statements.
During the three months ended March 31, 2020, the following shares were repurchased under the program (in millions):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 2020	—		—	$640
February 2020	8.1	(1) (2)	8.1	$480
March 2020	4.9	(2)	4.9	$480
Total	13.0		13.0

(1) On November 21, 2019, JetBlue entered into an ASR paying $160 million for an initial delivery of 6.9 million shares. The term of the ASR concluded on February 21, 2020 with delivery of 1.5 million additional shares to JetBlue on February 25, 2020. A total of 8.4 million shares, at an average price of $19.03 per share, were repurchased under the agreement.
(2) On February 24, 2020, JetBlue entered into an ASR paying $160 million for an initial delivery of 6.6 million shares. The term of the ASR concluded on March 16, 2020 with delivery of 4.9 million additional shares to JetBlue on March 18, 2020. A total of 11.5 million shares, at an average price of $13.91 per share, were repurchased under the agreement.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS
See accompanying Exhibit Index included after the signature page of this Report for a list of the exhibits filed or furnished with this Report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	May 8, 2020	By:	/s/ Alexander Chatkewitz
Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
4.1	Warrant Agreement, dated as of April 23, 2020, between JetBlue Airways Corporation and the United States Department of the Treasury
4.2	Form of Warrant (incorporated by reference to Annex B to Exhibit 4.2)
10.1***
Second Amendment, dated February 20, 2020, to the Amended and Restated Credit and Guaranty Agreement, dated as of April 6, 2017, among JetBlue Airways Corporation, as Borrower, the Subsidiaries of the Borrower party thereto as Guarantors, the Lenders party thereto and Citibank, N.A., as Administrative Agent

10.2
Delayed Draw Term Loan Credit Agreement dated as of March 13, 2020 among JetBlue Airways Corporation, as Borrower, the subsidiaries of the Borrower party hereto, as Guarantors, the Lenders party hereto, and Morgan Stanley Senior Funding, Inc., as Administrative Agent—incorporated by reference to Exhibit 10.1 to our Current Report on From 8-K dated March 13, 2020

10.3	Payroll Support Program Agreement, dated as of April 23, 2020, between JetBlue Airways Corporation and the United States Department of the Treasury
10.4	Promissory Note, dated as of April 23, 2020, issued by JetBlue Airways Corporation in the name of the United States of the Treasury
10.41(b)
Amendment No. 2 to the Employment Agreement between JetBlue Airways Corporation and Robin Hayes, dated February 13, 2020—incorporated by reference to Exhibit 10.41(B) to our Current Report on From 8-K dated February 13, 2020

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.
**	Furnished herewith.
***
Certain confidential information contained in this exhibit, marked by [***], has been omitted because it (i) is not material and (ii) would likely cause competitive harm to the Company if it were to be publicly disclosed.