Form 10-Q
period 2020-06-30
JETBLUE AIRWAYS CORP
filed 2020-07-31
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of June 30, 2020, there were 272,425,869 shares outstanding of the registrant’s common stock, par value $0.01.

JETBLUE AIRWAYS CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share data)

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,561	$959
Investment securities	340	369
Receivables, less allowance (2020-$2; 2019-$1)	85	231
Inventories, less allowance (2020-$25; 2019-$22)	71	81
Prepaid expenses and other	720	146
Total current assets	3,777	1,786
PROPERTY AND EQUIPMENT
Flight equipment	10,573	10,332
Predelivery deposits for flight equipment	460	433
Total flight equipment and predelivery deposits, gross	11,033	10,765
Less accumulated depreciation	2,955	2,768
Total flight equipment and predelivery deposits, net	8,078	7,997
Other property and equipment	1,189	1,145
Less accumulated depreciation	565	528
Total other property and equipment, net	624	617
Total property and equipment, net	8,702	8,614
OPERATING LEASE ASSETS	737	912
OTHER ASSETS
Investment securities	3	3
Restricted cash	51	59
Other	757	544
Total other assets	811	606
TOTAL ASSETS	$14,027	$11,918

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share data)

	June 30, 2020	December 31, 2019
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$347	$401
Air traffic liability	1,271	1,119
Accrued salaries, wages and benefits	356	376
Other accrued liabilities	582	295
Current operating lease liabilities	83	128
Short-term borrowings	984	—
Current maturities of long-term debt and finance lease obligations	362	344
Total current liabilities	3,985	2,663
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS	3,430	1,990
LONG-TERM OPERATING LEASE LIABILITIES	697	690
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	1,265	1,251
Air traffic liability - loyalty non-current	492	481
Other	64	44
Total deferred taxes and other liabilities	1,821	1,776
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 430 and 427 shares issued and 272 and 282 shares outstanding at June 30, 2020 and December 31, 2019, respectively	4	4
Treasury stock, at cost; 158 and 145 shares at June 30, 2020 and December 31, 2019, respectively	(1,981)	(1,782)
Additional paid-in capital	2,340	2,253
Retained earnings	3,734	4,322
Accumulated other comprehensive (loss) income	(3)	2
Total stockholders’ equity	4,094	4,799
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,027	$11,918

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
OPERATING REVENUES
Passenger	$170	$2,031	$1,682	$3,833
Other	45	74	121	144
Total operating revenues	215	2,105	1,803	3,977
OPERATING EXPENSES
Aircraft fuel and related taxes	29	484	394	921
Salaries, wages and benefits	477	576	1,078	1,151
Landing fees and other rents	62	121	174	237
Depreciation and amortization	140	127	279	251
Aircraft rent	16	25	37	50
Sales and marketing	8	75	60	141
Maintenance, materials and repairs	73	168	233	324
Other operating expenses	124	277	394	563
Special items	(304)	2	(102)	14
Total operating expenses	625	1,855	2,547	3,652
OPERATING (LOSS) INCOME	(410)	250	(744)	325
OTHER INCOME (EXPENSE)
Interest expense	(40)	(19)	(65)	(38)
Capitalized interest	3	3	7	6
Interest income and other	(3)	2	(2)	1
Total other income (expense)	(40)	(14)	(60)	(31)
(LOSS) INCOME BEFORE INCOME TAXES	(450)	236	(804)	294
Income tax (benefit) expense	(130)	57	(216)	73
NET (LOSS) INCOME	$(320)	$179	$(588)	$221

(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(1.18)	$0.60	$(2.14)	$0.73
Diluted	$(1.18)	$0.59	$(2.14)	$0.73

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended June 30,
	2020	2019
NET (LOSS) INCOME	$(320)	$179
Changes in fair value of derivative instruments, net of reclassifications into earnings, net of deferred taxes of $(1) and $(1) in 2020 and 2019, respectively	3	2
Total other comprehensive income	3	2
COMPREHENSIVE (LOSS) INCOME	$(317)	$181

	Six Months Ended June 30,
	2020	2019
NET (LOSS) INCOME	$(588)	$221
Changes in fair value of derivative instruments, net of reclassifications into earnings, net of deferred taxes of $3 and $(1) in 2020 and 2019, respectively	(5)	4
Total other comprehensive (loss) income	(5)	4
COMPREHENSIVE (LOSS) INCOME	$(593)	$225

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(588)	$221
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income taxes	(198)	46
Impairment of long-lived assets	202	—
Depreciation	255	229
Amortization	24	22
Stock-based compensation	15	17
Changes in certain operating assets and liabilities	147	430
Deferred CARES Act grant	363	—
Other, net	3	3
Net cash provided by operating activities	223	968
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(377)	(328)
Predelivery deposits for flight equipment	(57)	(142)
Purchase of held-to-maturity investments	—	(289)
Proceeds from the maturities of held-to-maturity investments	—	250
Purchase of available-for-sale securities	(861)	(609)
Proceeds from the sale of available-for-sale securities	890	545
Other, net	—	5
Net cash (used in) investing activities	(405)	(568)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,517	—
Proceeds from short-term borrowings	981	—
Proceeds from sale-leaseback transactions	118	—
Proceeds from issuance of common stock	22	27
Proceeds from issuance of stock warrants	18	—
Repayment of long-term debt and finance lease obligations	(177)	(182)
Repayment of short-term borrowings	(3)	—
Acquisition of treasury stock	(167)	(256)
Net cash provided by (used in) financing activities	2,309	(411)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,127	(11)
Cash, cash equivalents and restricted cash at beginning of period	1,018	533
Cash, cash equivalents and restricted cash at end of period(1)	$3,145	$522

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest (net of amount capitalized)	$27	$33
Cash payments for income taxes (net of refunds)	—	(88)
NON-CASH TRANSACTONS
Operating lease assets obtained in exchange for operating lease liabilities	$2	$—

(1) Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
	June 30, 2020	June 30, 2019
Cash and cash equivalents	$2,561	$461
Restricted cash	584	61
Total cash, cash equivalents and restricted cash	$3,145	$522

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in millions)

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 31, 2020	428	$4	158	$(1,980)	$2,294	$4,054	$(6)	$4,366
Net (loss)	—	—	—	—	—	(320)	—	(320)
Other comprehensive income	—	—	—	—	—	—	3	3
Vesting of restricted stock units	—	—	—	(1)	—	—	—	(1)
Stock compensation expense	—	—	—	—	6	—	—	6
Stock issued under Crewmember stock purchase plan	2	—	—	—	22	—	—	22
Shares repurchased	—	—	—	—	—	—	—	—
CARES Act warrant issuance	—	—	—	—	18	—	—	18
Balance at June 30, 2020	430	$4	158	$(1,981)	$2,340	$3,734	$(3)	$4,094

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 31, 2019	423	$4	122	$(1,377)	$2,186	$3,795	$(1)	$4,607
Net income	—	—	—	—	—	179	—	179
Other comprehensive income	—	—	—	—	—	—	2	2
Vesting of restricted stock units	—	—	—	(1)	—	—	—	(1)
Stock compensation expense	—	—	—	—	8	—	—	8
Stock issued under Crewmember stock purchase plan	2	—	—	—	27	—	—	27
Shares repurchased	—	—	7	(125)	—	—	—	(125)
Balance at June 30, 2019	425	$4	129	$(1,503)	$2,221	$3,974	$1	$4,697

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	427	$4	145	$(1,782)	$2,253	$4,322	$2	$4,799
Net (loss)	—	—	—	—	—	(588)	—	(588)
Other comprehensive (loss)	—	—	—	—	—	—	(5)	(5)
Vesting of restricted stock units	1	—	—	(7)	—	—	—	(7)
Stock compensation expense	—	—	—	—	15	—	—	15
Stock issued under Crewmember stock purchase plan	2	—	—	—	22	—	—	22
Shares repurchased	—	—	13	(192)	32	—	—	(160)
CARES Act warrant issuance	—	—	—	—	18	—	—	18
Balance at June 30, 2020	430	$4	158	$(1,981)	$2,340	$3,734	$(3)	$4,094

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018	422	$4	116	$(1,272)	$2,203	$3,753	$(3)	$4,685
Net income	—	—	—	—	—	221	—	221
Other comprehensive income	—	—	—	—	—	—	4	4
Vesting of restricted stock units	1	—	—	(6)	—	—	—	(6)
Stock compensation expense	—	—	—	—	17	—	—	17
Stock issued under Crewmember stock purchase plan	2	—	—	—	26	—	—	26
Shares repurchased	—	—	13	(225)	(25)	—	—	(250)
Balance at June 30, 2019	425	$4	129	$(1,503)	$2,221	$3,974	$1	$4,697

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
Due to the impacts from the coronavirus ("COVID-19") pandemic, seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, and other factors, our operating results for the periods presented herein are not necessarily indicative of the results that may be expected for other interim periods or the entire fiscal year.
Investment Securities
Investment securities consist of available-for-sale investment securities and held-to-maturity investment securities. When sold, we use a specific identification method to determine the cost of the securities.
Held-to-maturity investment securities. The contractual maturities of our held-to-maturity investments as of June 30, 2020 were not greater than 24 months. We did not record any significant gains or losses on these securities during the three and six months ended June 30, 2020 or 2019. The estimated fair value of these investments approximated their carrying value as of June 30, 2020 and December 31, 2019, respectively.
The aggregate carrying values of our short-term and long-term investment securities consisted of the following at June 30, 2020 and December 31, 2019 (in millions):

	June 30, 2020	December 31, 2019
Available-for-sale securities
Time deposits	$294	$325
Commercial paper	20	20
Debt securities	8	6
Total available-for-sale securities	322	351
Held-to-maturity securities
Corporate bonds	21	21
Total held-to-maturity securities	21	21
Total investment securities	$343	$372

Other Investments
Our wholly-owned subsidiary, JetBlue Technology Ventures, LLC, or JTV, has equity investments in emerging companies which do not have readily determinable fair values. In accordance with Accounting Standards Update ("ASU") 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, we account for these investments using a measurement alternative which allows entities to measure these investments at cost, less any impairment, adjusted for changes from observable price changes in orderly transactions for identifiable or similar investments of the same issuer. The carrying amount of these investments was $40 million and $41 million as of June 30, 2020 and December 31, 2019, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

We have an approximate 10% ownership interest in the TWA Flight Center Hotel at John F. Kennedy International Airport and it is also accounted for under the measurement alternative. The carrying amount of this investment was $14 million and $13 million as of June 30, 2020 and December 31, 2019, respectively.

Equity Method Investments
Investments in which we can exercise significant influence are accounted for using the equity method in accordance with Topic 323, Investments - Equity Method and Joint Ventures of the FASB Accounting Standards Codification ("Codification"). The carrying amount of our equity method investments was $35 million and $38 million as of June 30, 2020 and December 31, 2019, respectively, and is included within other assets on our consolidated balance sheets.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2—The COVID-19 Pandemic
The unprecedented and rapid spread of the coronavirus ("COVID-19") pandemic and the related travel restrictions and physical distancing measures implemented throughout the world have significantly reduced demand for air travel. Beginning in March 2020, large public events were canceled, governmental authorities began imposing restrictions on non-essential activities, businesses suspended travel, and popular leisure destinations temporarily closed to visitors. Certain countries have imposed bans on international travelers for specified periods or indefinitely.
Demand for air travel began to weaken at the end of February 2020. The pace of decline accelerated throughout March into April 2020 and has remained depressed. This decline in demand has had a material adverse impact on our operating revenues and financial position. During the second quarter of 2020, our operating revenues were 90% lower than the same quarter of 2019. Although demand began to improve during the second quarter, it remains significantly lower than in prior years. The length and severity of the reduction in demand due to the pandemic remains uncertain; accordingly, we expect the adverse impact to continue in the third quarter of 2020 and beyond. While we are planning for a modest recovery in demand during the third quarter of 2020, the exact timing and pace of the recovery is uncertain given the significant impact of the pandemic on the overall U.S. and global economy. Some states have experienced a resurgence of COVID-19 cases after reopening and as a result, certain other states, such as New York, have implemented travel restrictions or advisories for travelers from such states. Our response to the pandemic and the measures we take to secure additional liquidity may be modified as we have more clarity in the timing of demand recovery.
In response to these developments, since March 2020 we have implemented the following measures to focus on the safety of our customers, our crewmembers, and our business.
Customers and Crewmembers
The safety of our customers and crewmembers continues to be our highest priority. As the COVID-19 pandemic has developed, we have taken a number of steps to promote physical distancing and to implement new procedures that reflect the recommendations of health experts, including some of the following:

•	Introduced "Safety from the Ground Up", an initiative with a multi-layer approach that encompasses our safety measures on our flights, at our airports, and in our offices;

•	Instituted temperature checks for our customer-facing and support-center crewmembers;

•	Updated our sick leave policy to provide up to 14 days of paid sick leave for crewmembers who have been diagnosed with COVID-19 or are required to quarantine;

•	Implemented a framework for internal contact tracing, crewmember notification, and return to work clearance process for all crewmembers, wherever they may be located;

•	Required face covering for all crewmembers while boarding, in flight, and when physical distancing cannot be maintained;

•	Administered more frequent disinfecting of common surfaces and areas with high touchpoints;

•	Enhanced daily and overnight cleaning of our aircraft and all facilities, using electrostatic spraying of disinfectant in the cabins of aircraft parked overnight at selected focus cities;

•	Required customers to wear face coverings during check-in, boarding, and inflight;

•
Limited the number of seats available to be sold on most flights; we plan to continue blocking middle seats on large aircraft and aisle seats on smaller aircraft for those not traveling together through September 8, 2020;

•	Suspended group boarding and implemented a back-to-front boarding process to minimize passing in the aisle;

•	Eliminated layovers for crewmembers in New York City and worked with crew transportation companies to ensure physical distancing;

•	Implemented jump seat buffers on our flights to further promote physical distancing measures;

•	Provided enhanced flexibility to our customers by waiving change and cancel fees while also extending the expiration date of travel credits to 24 months; and

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

•	Retained an infectious disease specialist to conduct regular calls which are open to all crewmembers.
Our Business
The COVID-19 pandemic drove a significant decline in demand beginning in the second half of March 2020. We have significantly reduced our capacity to a level that maintains essential services to align with demand. Our capacity for the second quarter of 2020 declined by 85% year-over-year. For the third quarter of 2020, we expect capacity to be down by at least 45%, as compared to the same period in prior year. As a result of the significant reduction in demand expectations and lower capacity, we have temporarily parked approximately 30% of our fleet.
The reduction in demand and our capacity has resulted in a significant reduction to our revenue. As a result, we have, and will continue to implement cost saving initiatives to reduce our overall level of cash spend. Some of the initiatives we have undertaken include:

•	Adjustments in flying capacity to align with the expected demand.
•Temporary consolidations of our operations in certain cities that contain multiple airport locations.

•	Renegotiated service rates with our business partners and extended payment terms.
•Instituted a company-wide hiring freeze.

•	Implemented salary reductions of 20% to 50% for our officers.

•	Offered crewmembers voluntary time off and separation programs, with most departures for the separation programs scheduled for August 2, 2020.
At June 30, 2020, we had cash, cash equivalents, short-term investments, and short-term restricted cash of approximately $3.4 billion. We believe the unprecedented impact of COVID-19 on the demand for air travel and the corresponding decline in revenue will continue to have an adverse impact on our operating cash flow. Given this situation, we have taken immediate actions to increase liquidity, strengthen our financial position, and conserve cash. Some of the actions we have taken through June 30, 2020 include:

•	Executed a new $1.0 billion 364-day delayed draw term loan agreement and immediately drew down on the facility for the full amount available.

•	Borrowed on our existing $550 million revolving credit facility.

•	Executed a $150 million pre-purchase arrangement of TrueBlue® points with our co-brand credit card partner.

•	Suspended non-critical capital expenditure projects.

•	Amended our purchase agreement with Airbus to defer several aircraft deliveries, resulting in a $1.1 billion reduction in aircraft capital expenditures through 2022.

•	Suspended share repurchases.

•	Obtained $936 million of government funding under The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which is discussed further below.

•	Executed a $750 million term loan credit facility and immediately drew down on the facility for the full amount available.

•	Entered into $118 million of sale-leaseback transactions in June; which is discussed further below.
As a result of these activities, we had $3.1 billion in unrestricted and short-term restricted cash as of June 30, 2020. The $936 million of CARES Act funding represents short-term restricted cash since the funds must be utilized to pay the salaries and benefits costs of our crewmembers through September 30, 2020. The funds are reclassified from short-term restricted cash within prepaid expenses and other on our consolidated balance sheets to cash and cash equivalents when the funds are utilized. As of June 30, 2020, $533 million of CARES Act funding remained available.
In June 2020, we executed $118 million of sale-leaseback transactions. These transactions did not qualify as sales for accounting purposes. The assets associated with these transactions remain on our consolidated balance sheets within property and equipment and the related liabilities under the lease are classified within debt and finance leases obligations. These transactions are treated as cash from financing activities on our condensed consolidated statements of cash flows.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In July 2020, we executed $267 million of sale-leaseback transactions.
We continue to evaluate future financing opportunities to leverage our unencumbered assets in an effort to build additional levels of liquidity.
Valuation of Long-Lived Assets
For the three months ended March 31, 2020, we recorded an impairment loss of $202 million related to aircraft, including the ones that are under operating leases, and related spare parts in our Embraer E190 fleet.
We did not record any additional impairment losses on our long-lived assets for the three months ended June 30, 2020.
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
As discussed above, our operations were adversely impacted by the unprecedented decline in demand for travel caused by the COVID-19 pandemic. To determine if impairment exists in our fleet, we grouped our aircraft by fleet-type and estimated their future cash flows based on projections of capacity, aircraft age, maintenance requirements, and other relevant conditions. Based on the assessment, we determined the future cash flows of our fleet exceeded their carrying values as of June 30, 2020. As the extent of the ongoing impact from the COVID-19 pandemic remains uncertain, we will update our assessment as new information becomes available.
Valuation of Indefinite-Lived Intangibles
Our intangible assets consist primarily of acquired take-off and landing slots, or Slots, at certain domestic airports. Slots are the rights to take-off or land at a specific airport during a specific time period of the day and are a means by which airport capacity and congestion can be managed. We account for Slots at High Density Airports, including Reagan National Airport in Washington, D.C., LaGuardia Airport, and JFK Airport, both in New York City, as indefinite life intangible assets which result in no amortization expense. We evaluate our intangible assets for impairment at least annually or when events and circumstances indicate they may be impaired. Indicators include operating or cash flow losses as well as various market factors to determine if events and circumstances could reasonably have affected the fair value. We performed an impairment assessment as of June 30, 2020 and determined our indefinite-lived intangible assets are not impaired.
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
On April 23, 2020, we entered into a Payroll Support Program Agreement (the "PSP Agreement") with the United States Department of the Treasury ("Treasury") governing our participation in the Payroll Support Program. Under the Payroll Support Program, Treasury provided us with a payment of $936 million (the "Payroll Support Payment"), consisting of $685 million in grants and $251 million in an unsecured term loan. The loan has a 10-year term and bears interest on the principal amount outstanding at an annual rate of 1.00% until April 23, 2025, and the applicable Secured Overnight Financing Rate ("SOFR") plus 2.00% thereafter until April 23, 2030. The principal amount may be repaid at any time prior to maturity at par. In consideration for the Payroll Support Payment, we issued warrants to purchase approximately 2.6 million shares of our common stock to the Treasury at an exercise price of $9.50 per share. The warrants will expire five years after issuance, and will be exercisable either through net cash settlement or net share settlement, at JetBlue's option, in whole or in part at any time. In accordance with the PSP Agreement, we are required to comply with the relevant provisions of the CARES Act which, among other things, includes the following: the requirement to use the Payroll Support Payment exclusively for the continuation of payment of crewmember wages, salaries and benefits; the prohibition on involuntary furloughs and reductions in crewmember pay rates and benefits through September 30, 2020; the requirement that certain levels of commercial air service be maintained until March 1, 2022; the prohibitions on share repurchases and the payment of common stock dividends; and restrictions on the payment of certain executive compensation until March 24, 2022.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As previously discussed, the $936 million of CARES Act funding represents short-term restricted cash since the funds must be utilized to pay the salaries and benefits costs of our crewmembers through September 30, 2020. The funds are reclassified from short-term restricted cash within prepaid expenses and other on our consolidated balance sheets to cash and cash equivalents when the funds are utilized. As of June 30, 2020, $533 million of CARES Act funding remained available.
The carrying value relating to the payroll support grants is recorded within other liabilities and will be recognized as a contra-expense within special items on our consolidated statements of operations as the funds are utilized. The relative fair value of the warrants, estimated to be $18 million, was recorded within stockholder's equity and reduced the carrying value of the grants to $667 million. Proceeds from the payroll support grants and from the issuance of warrants were classified within operating activities and financing activities, respectively, on our condensed consolidated statements of cash flows.
The carrying value relating to the unsecured term loan is recorded within long-term debt and finance lease obligations on our consolidated balance sheets. The proceeds from which were classified as financing activities on our consolidated statement of cash flows.
On April 29, 2020, we submitted our application for the Loan Program of the CARES Act. Under the Loan Program, we expect to have the ability, through September 30, 2020, to borrow up to approximately $1.1 billion from the Treasury for a term of up to five years with an interest rate of LIBOR plus a margin. Any loans issued under the Loan Program are expected to be senior secured obligations of the Company, with the form of the collateral to be determined. If we accept the full amount of the loan, we will issue warrants to purchase approximately 12.0 million shares of our common stock to the Treasury. Any amount received under the Loan Program will be subject to the relevant provisions of the CARES Act, including many of those described above under the Payroll Support Program. We have entered into a non-binding letter of intent with the Treasury for the Loan Program but have not yet decided if we will are going to take all or part of the loan amount.
The CARES Act also provides for deferred payments of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. We have deferred $20 million in payments through June 30, 2020. We expect to defer approximately $31 million of additional payments for the remainder of 2020.
Income Taxes
Among other things, the CARES Act allows a five-year carryback period for tax losses generated in 2018 through 2020.  As a result, our effective tax rate includes an income tax benefit of $35 million recognized during the six months ended June 30, 2020, related to tax losses generated during 2020 that are permitted to be carried back to certain tax years when the U.S. federal income tax rate was 35%. This benefit was partially offset by $10 million of valuation allowance related to foreign tax credits. Because realizability is dependent on future income, we will continuously update our assessment and it is possible additional tax attributes may require a valuation allowance in future periods.

Note 3— Revenue Recognition
The Company categorizes the revenues received from contracts with its customers by revenue source as we believe it best depicts the nature, amount, timing, and uncertainty of our revenue and cash flow. The following table provides the revenues recognized by revenue source for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Passenger revenue
Passenger travel	$145	$1,936	$1,553	$3,649
Loyalty revenue - air transportation	25	95	129	184
Other revenue
Loyalty revenue	38	49	88	93
Other revenue	7	25	33	51
Total revenue	$215	$2,105	$1,803	$3,977

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

For the three and six months ended June 30, 2020, TrueBlue® points earned from ticket purchases are presented as a reduction to Passenger travel within passenger revenue. Amounts presented in Loyalty revenue - air transportation represent the revenue recognized when TrueBlue® points have been redeemed and the travel has occurred. The corresponding amounts within the three and six months ended June 30, 2019 have been reclassified to be comparable with the current period presentation. These reclassifications do not impact total passenger revenue.
Contract Liabilities
Our contract liabilities primarily consist of ticket sales for which transportation has not yet been provided, unused credits available to customers, and outstanding loyalty points available for redemption (in millions):

	June 30, 2020	December 31, 2019
Air traffic liability - passenger travel	$1,047	$929
Air traffic liability - loyalty program (air transportation)	676	661
Deferred revenue	40	10
Total	$1,763	$1,600

During the six months ended June 30, 2020 and 2019, we recognized passenger revenue of $666 million and $819 million respectively, that was included in passenger travel liability at the beginning of the respective periods.
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
In response to COVID-19, we announced for certain travel credits that are recorded in our air traffic liability, principally those travel credits issued from February 27, 2020 through June 30, 2020, will be given an extended expiration life of 24 months. Accordingly, any revenue associated with these travel credits will be recognized within 24 months. We continue to monitor our customers' behavior to determine whether any portion of these travel credits may need to be classified as non-current on our consolidated balance sheets. Given the change in contract duration, our estimates of revenue from unused tickets may be subject to variability and differ from historical experience.
TrueBlue® points are combined in one homogeneous pool and are not separately identifiable. As such, the revenue is comprised of the points that were part of the air traffic liability balance at the beginning of the period as well as points that were issued during the period.
In April 2020, we executed a pre-purchase arrangement of TrueBlue® points with our co-brand credit card partner for $150 million. The funds are expected to be applied to future point purchases ratably over the course of one year. As the funds are not yet associated with a point, they are considered to be short-term and have been included within other accrued liabilities on our consolidated balance sheets. The carrying value of this arrangement was approximately $113 million as of June 30, 2020. The proceeds from this arrangement were classified within operating activities on our condensed consolidated statements of cash flows.
The table below presents the activity of the current and non-current air traffic liability for our loyalty program, and includes points earned and sold to participating companies for the six months ended June 30, 2020 and 2019 (in millions):

Balance at December 31, 2019	$661
TrueBlue® points redeemed	(129)
TrueBlue® points earned and sold	144
Balance at June 30, 2020	$676

Balance at December 31, 2018	$580
TrueBlue® points redeemed	(184)
TrueBlue® points earned and sold	221
Balance at June 30, 2019	$617

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The timing of our TrueBlue® point redemptions can vary; however, the majority of our points are redeemed within approximately three years of the date of issuance.

Note 4—Long-term Debt, Short-term Borrowings and Finance Lease Obligations
During the six months ended June 30, 2020, we made scheduled principal payments of $180 million on our outstanding debt and finance lease obligations.
We had pledged aircraft, engines, other equipment, and facilities with a net book value of $6.3 billion at June 30, 2020 as security under various financing arrangements.
At June 30, 2020, scheduled maturities of our short-term borrowings, long-term debt, and finance lease obligations were $177 million for the remainder of 2020, $1.4 billion in 2021, $348 million in 2022, $878 million in 2023, $897 million in 2024, and $1.1 billion thereafter.
The carrying amounts and estimated fair values of our long-term debt, net of debt acquisition costs, at June 30, 2020 and December 31, 2019 were as follows (in millions):

	June 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value(2)	Carrying Value	Estimated Fair Value(2)
Public Debt
Fixed rate special facility bonds, due through 2036	$42	$43	$42	$46
Fixed rate enhanced equipment notes:
Series AA, due through 2032	574	419	581	586
Series A, due through 2028	179	147	181	186
Non-Public Debt
Fixed rate enhanced equipment notes, due through 2023	125	125	133	141
Floating rate equipment notes, due through 2028	176	162	201	207
Fixed rate equipment notes, due through 2028	984	1,001	1,107	1,201
Floating rate term loan credit facility, due through 2024	717	764	—	—
Unsecured CARES Act Payroll Support Program loan, due through 2025	251	217	—	—
2020 sale-leaseback transactions, due through 2024	117	134	—	—
Citibank line of credit, due through 2023	546	520	—	—
Total(1)	$3,711	$3,532	$2,245	$2,367

(1) Total excludes finance lease obligations of $81 million and $89 million at June 30, 2020 and December 31, 2019, respectively.
(2) The estimated fair values of our publicly held long-term debt are classified as Level 2 in the fair value hierarchy. The fair values of our enhanced equipment notes and our special facility bonds were based on quoted market prices in markets with low trading volumes. The fair value of our non-public debt was estimated using a discounted cash flow analysis based on our borrowing rates for instruments with similar terms and therefore classified as Level 3 in the fair value hierarchy. The fair values of our other financial instruments approximate their carrying values. Refer to Note 9 to our condensed consolidated financial statements for an explanation of the fair value hierarchy structure.

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
Floating Rate Term Loan Credit Facility
On June 17, 2020, we entered into a $750 million term loan credit facility with Barclays Bank PLC, as administrative agent. The loans under this term loan credit facility bear interest at a variable rate equal to LIBOR (subject to a 1.00% floor), or at our election another rate, in each case, plus a specified margin. Our obligations are secured on a senior basis by airport takeoff and landing slots at LaGuardia Airport, John F. Kennedy International Airport, and Reagan National Airport and the right to use certain intellectual property assets comprising the JetBlue brand. The term loan facility is subject to amortization payments of 5% per year, payable quarterly, commencing on September 30, 2020 with the remaining balance due and payable in a single payment on the maturity date of June 17, 2024.
The interest rate on our outstanding balance was 6.25% as of June 30, 2020.
Unsecured CARES Act Payroll Support Program Loan
As discussed in Note 2 to our condensed consolidated financial statements, on April 23, 2020, we entered into a Payroll Support Program Agreement under the CARES Act with the Treasury. Pursuant to the agreement, JetBlue received a payment of $936 million which included a grant of $685 million and a promissory note for $251 million. The note matures 10 years after issuance and is payable in a lump sum at maturity. As part of the agreement, JetBlue issued to the Treasury warrants to acquire more than 2.6 million shares of our common stock under the program. The warrants expire five years after issuance.
2020 Sale-Leaseback Transactions
On June 26, 2020, we entered into $118 million of sale-leaseback transactions. These transactions did not qualify as sales for accounting purposes. The assets associated with these transactions remain on our consolidated balance sheets within property and equipment and the related liabilities under the lease are classified within debt and finance leases obligations. These transactions are treated as cash from financing activities on our condensed consolidated statements of cash flows.
Citibank Line of Credit
In August 2019, we amended our revolving Credit and Guaranty Agreement with Citibank N.A. as the administrative agent. The amendment increased our borrowing capacity by $125 million to $550 million and extended the term of the facility through August 2023. Borrowings under the Credit and Guaranty Agreement bear interest at a variable rate equal to LIBOR, plus a margin. The Credit and Guaranty Agreement was previously secured by Slots at John F. Kennedy International Airport, LaGuardia Airport, and Reagan National Airport, as well as certain other assets. Slots are rights to take-off or land at a specific airport during a specific time period during the day and a means by which airport capacity and congestion can be managed. On May 29, 2020, we exercised our pre-existing right and removed the Slots from the collateral pool to the facility. In exchange for the Slots, we added unencumbered aircraft, simulators, and certain other assets to the facility as permitted. The Credit and Guaranty Agreement includes covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under revolving credit facilities. In addition, the covenants restrict our ability to, among other things, dispose of certain collateral, or merge, consolidate, or sell assets.
We borrowed the full amount of $550 million under this revolving credit facility on April 22, 2020. The interest rate on our outstanding balance was 2.99% as of June 30, 2020.
Short-term Borrowings
Morgan Stanley Delayed Draw Term Loan Agreement

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In March 2020, we entered into a Delayed Draw Term Loan Credit Agreement with Morgan Stanley Senior Funding Inc., as the administrative agent. The credit agreement provides for a term loan facility of up to $1 billion. Borrowings under the credit agreement bear interest at a variable rate equal to LIBOR (but not less than 1% per annum), plus a margin, or at our election, another rate based on certain market interest rates.
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
As of June 30, 2020, we had a balance of $997 million outstanding under this term loan facility. The carrying value is reflected net of $13 million in unamortized issuance cost on our consolidated balance sheets. The interest rate on our outstanding balance was 2.75% as of June 30, 2020.
Morgan Stanley Line of Credit
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon LIBOR, plus a margin. As of and for the periods ended June 30, 2020 and December 31, 2019, we did not have a balance outstanding or any borrowings under this line of credit.

Note 5—(Loss) Earnings Per Share
Basic earnings per share is calculated by dividing net (loss) income by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated similarly but includes potential dilution from restricted stock units, the Crewmember Stock Purchase Plan, and any other potentially dilutive instruments using the treasury stock method. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounts were 1.2 million and 1.6 million for the three and six months ended June 30, 2020, respectively. There were no anti-dilutive common stock equivalents during the three and six months ended June 30, 2019.
The following table shows how we computed basic and diluted earnings per common share for the three and six months ended June 30, 2020 and 2019 (dollars and share data in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(320)	$179	$(588)	$221

Weighted average basic shares	271.7	300.3	275.1	303.1
Effect of dilutive securities	—	1.5	—	1.5
Weighted average diluted shares	271.7	301.8	275.1	304.6

(Loss) earnings per common share
Basic	$(1.18)	$0.60	$(2.14)	$0.73
Diluted	$(1.18)	$0.59	$(2.14)	$0.73
On February 24, 2020, JetBlue entered into an accelerated share repurchase agreement, or ASR, paying $160 million for an initial delivery of 6.6 million shares. The term of the ASR concluded on March 16, 2020 with a delivery of 4.9 million additional shares to JetBlue on March 18, 2020. A total of 11.5 million shares, at an average price of $13.91 per share, were repurchased under the agreement.

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
Total 401(k) company match, Retirement Plus, Retirement Advantage, pilot retirement contribution, and profit sharing expensed for the three months ended June 30, 2020 and 2019 was $41 million and $49 million, respectively, while the total amount expensed for the six months ended June 30, 2020 and 2019 was $92 million and $98 million, respectively.

Note 7—Commitments and Contingencies
Flight Equipment Commitments
As of June 30, 2020, our firm aircraft orders consisted of 76 Airbus A321neo aircraft and 70 Airbus A220 aircraft, all scheduled for delivery through 2026. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, is approximately $0.4 billion for the remainder of 2020, $1.1 billion in 2021, $0.9 billion in 2022, $1.7 billion in 2023, $1.8 billion in 2024, and $2.0 billion thereafter.
In October 2019, the Office of the U.S. Trade Representative announced a 10% tariff on new commercial aircraft and related parts imported from certain European Union member states, which include aircraft and other parts we are already contractually obligated to purchase, including those noted above. The U.S. Trade Representative increased the tariff to 15% effective March 2020. We continue to work with our business partners, including Airbus, to evaluate the potential financial and operational impact of these announcements on our aircraft deliveries. The continued imposition of the tariff could substantially increase the cost of new Airbus aircraft and parts.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of June 30, 2020, we had approximately $25 million in assets serving as collateral for letters of credit relating to a certain number of our leases. These are included in restricted cash and expire at the end of the related lease terms. Additionally, we had approximately $25 million pledged related to our workers' compensation insurance policies and other business partner agreements, which will expire according to the terms of the related policies or agreements.
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
Amid the COVID-19 pandemic, we have signed a letter of agreement with ALPA that will avoid involuntary furloughs of our pilots until May 1, 2021 in exchange for short-term changes to the collective bargaining agreement.
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
The following table illustrates the approximate hedge percentages of our projected fuel usage by quarter as of June 30, 2020, related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

Jet fuel call spread option agreements
Third Quarter 2020	19%
Fourth Quarter 2020	20%

The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

	June 30, 2020	December 31, 2019
Fuel derivatives
Asset fair value recorded in prepaid expense and other(1)	$—	$8
Longest remaining term (months)	6	6
Hedged volume (barrels, in thousands)	1,220	2,112
Estimated amount of existing losses (gains) expected to be reclassified into earnings in the next 12 months	$3	$(2)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fuel derivatives
Hedge effectiveness losses recognized in aircraft fuel expense	$1	$2	$3	$4
Losses on derivatives resulting from the discontinuance of hedge accounting recognized in interest income and other	3	—	5	—
Hedge losses (gains) on derivatives recognized in comprehensive income	—	(1)	11	(1)
Percentage of actual consumption economically hedged	32%	7%	24%	7%
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
There were no offsetting derivative instruments as of June 30, 2020 and December 31, 2019.

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
The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of June 30, 2020 and December 31, 2019 (in millions):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,409	$300	$—	$1,709
Available-for-sale investment securities	—	322	—	322
Aircraft fuel derivatives	—	—	—	—

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$611	$30	$—	$641
Available-for-sale investment securities	—	351	—	351
Aircraft fuel derivatives	—	8	—	8
Refer to Note 4 to our condensed consolidated financial statements for fair value information related to our outstanding debt obligations as of June 30, 2020 and December 31, 2019.
Cash equivalents
Our cash equivalents include money market securities and time deposits which are readily convertible into cash, have maturities of three months or less when purchased, and are considered to be highly liquid and easily tradable. The money market securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy. The fair values of remaining instruments are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy.
Available-for-sale investment securities
Our available-for-sale investment securities include investments such as time deposits, commercial paper, and convertible debt securities. The fair values of these instruments are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. We did not record any material gains or losses on these securities during the three and six months ended June 30, 2020 and 2019.
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
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10—Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives which qualify for hedge accounting. A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the three months ended June 30, 2020 and 2019 is as follows (in millions):

	Aircraft Fuel Derivatives(1)(2)	Total
Balance of accumulated (loss), at March 31, 2020	$(6)	$(6)
Reclassifications into earnings, net of deferred taxes of $(1)	3	3
Change in fair value, net of deferred taxes of $0	—	—
Balance of accumulated (loss), at June 30, 2020	$(3)	$(3)

Balance of accumulated (loss), at March 31, 2019	$(1)	$(1)
Reclassifications into earnings, net of deferred taxes of $(1)	1	1
Change in fair value, net of deferred taxes of $0	1	1
Balance of accumulated income, at June 30, 2019	$1	$1

A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the six months ended June 30, 2020 and 2019 is as follows (in millions):

	Aircraft Fuel Derivatives(1)(2)	Total
Balance of accumulated income, at December 31, 2019	$2	$2
Reclassifications into earnings, net of deferred taxes of $(2)	6	6
Change in fair value, net of deferred taxes of $5	(11)	(11)
Balance of accumulated (loss), at June 30, 2020	$(3)	$(3)

Balance of accumulated (loss), at December 31, 2018	$(3)	$(3)
Reclassifications into earnings, net of deferred taxes $(1)	3	3
Change in fair value, net of deferred taxes of $0	1	1
Balance of accumulated income, at June 30, 2019	$1	$1
(1) Reclassified to aircraft fuel expense.
(2) We made several capacity reductions in response to the COVID-19 pandemic. These capacity reductions led to the discontinuance of hedge accounting on a number of our aircraft fuel derivatives as the forecasted consumption of aircraft fuel was no longer probable. Losses of $2 million and $4 million that were previously deferred in other comprehensive loss were reclassified to interest income and other during the three and six months ended June 30, 2020, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 11—Special Items
The following is a listing of special items presented on our consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Special Items
CARES Act payroll support grant recognition(1)	$(304)	$—	$(304)	$—
Fleet impairment(2)	—	—	202	—
Embraer E190 fleet transition costs(3)	—	—	—	9
Union contract costs(4)	—	2	—	5
Total	$(304)	$2	$(102)	$14
(1) As discussed in Note 2 to our condensed consolidated financial statements, on April 23, 2020, we entered into a PSP Agreement with the Treasury governing our participation in the Payroll Support Program under the CARES Act. Under the Payroll Support Program, Treasury provided us with a Payroll Support Payment of $936 million, consisting of $685 million in grants and $251 million in an unsecured term loan. The Payroll Support Payment is to be used exclusively for the continuation of payment of crewmember wages, salaries and benefits. The carrying value of the payroll support grants is recorded within other liabilities and will be recognized as a contra-expense within special items on our consolidated statements of operations as the funds are utilized. We utilized $304 million of the payroll support grants for the three and six months ended June 30, 2020.
(2) Under the Property, Plant, and Equipment topic of the Codification, we are required to assess long-lived assets for impairment when events and circumstances indicate that the assets may be impaired. An impairment of long-lived assets exists when the sum of the estimated undiscounted future cash flows expected to be generated directly by the assets are less than the book value of the assets. Our long-lived assets include both owned and leased properties which are classified as property and equipment, and operating lease assets on our consolidated balance sheets, respectively.
For the three months ended March 31, 2020, we recorded an impairment loss of $202 million related to aircraft, including the ones that are under operating leases, and related spare parts in our Embraer E190 fleet.
We did not record any additional impairment losses on our long-lived assets for the three months ended June 30, 2020.
As discussed in Note 2 to our condensed consolidated financial statements, our operations were adversely impacted by the unprecedented decline in demand for travel caused by the COVID-19 pandemic. To determine if impairment exists in our fleet, we grouped our aircraft by fleet-type and estimated their future cash flows based on projections of capacity, aircraft age, maintenance requirements, and other relevant conditions. Based on the assessment, we determined the future cash flows of our fleet exceeded their carrying values as of June 30, 2020. As the extent of the ongoing impact from the COVID-19 pandemic remains uncertain, we will update our assessment as new information becomes available.
(3) In July 2018, we announced our decision to exit the Embraer E190 fleet and order 60 Airbus A220-300 aircraft, formerly known as the Bombardier CS300, for expected deliveries beginning in 2020 with the option for 60 additional aircraft. For the six months ended June 30, 2019, fleet transition costs include certain contract termination costs associated with the transition.
(4) In April 2014, ALPA was certified by NMB as the representative body for JetBlue pilots after winning a representation election. We reached a final agreement for our first collective bargaining agreement which was ratified by the pilots in July 2018. The agreement is a four-year renewable contract, which became effective August 1, 2018 and included compensation, benefits, work rules, and other policies. For the three and six months ended June 30, 2019, union contract costs primarily include various one-time costs incurred to implement the provisions of the collective bargaining agreement into our systems.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The Coronavirus (COVID-19) Pandemic
The unprecedented and rapid spread of the coronavirus ("COVID-19") pandemic and the related travel restrictions and physical distancing measures implemented throughout the world have significantly reduced demand for air travel. Beginning in March 2020, large public events were canceled, governmental authorities began imposing restrictions on non-essential activities, businesses suspended travel, and popular leisure destinations temporarily closed to visitors. Certain countries have imposed bans on international travelers for specified periods or indefinitely.
Demand for air travel began to weaken at the end of February 2020. The pace of decline accelerated throughout March into April 2020 and has remained depressed. This decline in demand has had a material adverse impact on our operating revenues and financial position. During the second quarter of 2020, our operating revenues were 90% lower than the same quarter of 2019. Although demand began to improve during the quarter, it remains significantly lower than in prior years. The length and severity of the reduction in demand due to the pandemic remain uncertain; accordingly, we expect the adverse impact to continue in the third quarter of 2020 and beyond. While we are planning for a modest recovery in demand during the third quarter of 2020, the exact timing and pace of the recovery is uncertain given the significant impact of the pandemic on the overall U.S. and global economy. Some states have experienced a resurgence of COVID-19 cases after reopening and as a result, certain other states, such as New York, have implemented travel restrictions or advisories for travelers from such states. Our response to the pandemic and the measures we take to secure additional liquidity may be modified as we have more clarity in the timing of demand recovery.
In response to these developments, since March we have implemented the following measures to focus on the safety of our customers, our crewmembers, and our business.
Customers and Crewmembers
The safety of our customers and crewmembers continues to be our highest priority. As the COVID-19 pandemic has developed, we have taken a number of steps to promote physical distancing and to implement new procedures that reflect the recommendations of health experts, including some of the following:

•	Introduced "Safety from the Ground Up", an initiative with a multi-layer approach that encompasses our safety measures on our flights, at our airports, and in our offices;

•	Instituted temperature checks for our customer-facing and support center crewmembers;

•	Updated our sick leave policy to provide up to 14 days of paid sick leave for crewmembers who have been diagnosed with COVID-19 or are required to quarantine;

•	Implemented a framework for internal contact tracing, crewmember notification, and return to work clearance process for all crewmembers, wherever they may be located;

•	Required face covering for all crewmembers while boarding, in flight, and when physical distancing cannot be maintained;

•	Administered more frequent disinfecting of common surfaces and areas with high touchpoints;

•	Enhanced daily and overnight cleaning of our aircraft and all facilities, using electrostatic spraying of disinfectant in the cabins of aircraft parked overnight at selected focus cities;

•	Required customers to wear face coverings during check-in, boarding, and inflight;

•
Limited the number of seats available to be sold on most flights; we plan to continue blocking middle seats on large aircraft and aisle seats on smaller aircraft for those not traveling together through September 8, 2020;

•	Suspended group boarding and implemented a back-to-front boarding process to minimize passing in the aisle;

•	Eliminated layovers for crewmembers in New York City and worked with crew transportation companies to ensure physical distancing;

•	Implemented jump seat buffers on our flights to further promote physical distancing measures;

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Provided enhanced flexibility to our customers by waiving change and cancel fees while also extending the expiration date of travel credits to 24 months; and

•	Retained an infectious disease specialist to conduct regular calls which are open to all crewmembers.
Our Business
The COVID-19 pandemic drove a significant decline in demand beginning in the second half of March 2020. We have significantly reduced our capacity to a level that maintains essential services to align with demand. Our capacity for the second quarter of 2020 declined by 85% year-over-year. For the third quarter of 2020, we expect capacity to be down by at least 45%, as compared to the same period in the prior year. As a result of the significant reduction in demand expectations and lower capacity, we have temporarily parked approximately 30% of our fleet.
The reduction in demand and our capacity has resulted in a significant reduction to our revenue. As a result, we have, and will continue to implement cost saving initiatives to reduce our overall level of cash spend. Some of the initiatives we have undertaken include:

•	Adjustments in flying capacity to align with the expected demand.
•Temporary consolidations of our operations in certain cities that contain multiple airport locations.

•	Renegotiated service rates with our business partners and extended payment terms.
•Instituted a company-wide hiring freeze.

•	Implemented salary reductions of 20% to 50% for our officers.

•	Offered crewmembers voluntary time off and separation programs, with most departures for the separation programs scheduled for August 2, 2020.
At June 30, 2020, we had cash, cash equivalents, short-term investments, and short-term restricted cash of approximately $3.4 billion. We believe the unprecedented impact of COVID-19 on the demand for air travel and the corresponding decline in revenue will continue to have an adverse impact on our operating cash flow. Given this situation, we have taken immediate actions to increase liquidity, strengthen our financial position, and conserve cash. Some of the actions we have taken through June 30, 2020 include:

•	Executed a new $1.0 billion 364-day delayed draw term loan agreement and immediately drew down on the facility for the full amount available.

•	Borrowed on our existing $550 million revolving credit facility.

•	Executed a $150 million pre-purchase arrangement of TrueBlue® points with our co-brand credit card partner.

•	Suspended non-critical capital expenditure projects.

•	Amended our purchase agreement with Airbus to defer several aircraft deliveries, resulting in a $1.1 billion reduction in aircraft capital expenditures through 2022.

•	Suspended share repurchases.

•	Obtained $936 million of government funding under The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which is discussed further below.

•	Executed a $750 million term loan credit facility and immediately drew down on the facility for the full amount available.

•	Entered into $118 million of sale-leaseback transactions in June; which is discussed further below.
As a result of these activities, we had $3.1 billion in unrestricted and short-term restricted cash as of June 30, 2020. The $936 million of CARES Act funding represents short-term restricted cash since the funds must be utilized to pay the salaries and benefits costs of our crewmembers through September 30, 2020. The funds are reclassified from short-term restricted cash within prepaid expenses and other on our consolidated balance sheets to cash and cash equivalents when the funds are utilized. As of June 30, 2020, $533 million of CARES Act funding remained available.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In June 2020, we executed $118 million of sale-leaseback transactions. These transactions did not qualify as sales for accounting purposes. The assets associated with these transactions remain on our consolidated balance sheets within property and equipment and the related liabilities under the lease are classified within debt and finance leases obligations. These transactions are treated as cash from financing activities on our condensed consolidated statements of cash flows.
In July 2020, we executed $267 million of sale-leaseback transactions.
We continue to evaluate future financing opportunities to leverage our unencumbered assets in an effort to build additional levels of liquidity.
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
As previously discussed, the $936 million of CARES Act funding represents short-term restricted cash since the funds must be utilized to pay the salaries and benefits costs of our crewmembers through September 30, 2020. The funds are reclassified from short-term restricted cash within prepaid expenses and other on our consolidated balance sheets to cash and cash equivalents when the funds are utilized. As of June 30, 2020, $533 million of CARES Act funding remained available.
The carrying value relating to the payroll support grants is recorded within other liabilities and will be recognized as a contra-expense within special items on our consolidated statements of operations as the funds are utilized. The relative fair value of the warrants, estimated to be $18 million, was recorded within stockholder's equity and reduced the carrying value of the grants to $667 million. Proceeds from the payroll support grants and from the issuance of warrants were classified within operating activities and financing activities, respectively, on our condensed consolidated statements of cash flows.
The carrying value relating to the unsecured term loan is recorded within long-term debt and finance lease obligations on our consolidated balance sheets. The proceeds from which were classified as financing activities on our consolidated statement of cash flows.
On April 29, 2020, we submitted our application for the Loan Program of the CARES Act. Under the Loan Program, we expect to have the ability, through September 30, 2020, to borrow up to approximately $1.1 billion from the Treasury for a term of up to five years with an interest rate of LIBOR plus a margin. Any loans issued under the Loan Program are expected to be senior secured obligations of the Company, with the form of the collateral to be determined. If we accept the full amount of the loan, we will issue warrants to purchase approximately 12.0 million shares of our common stock to the Treasury. Any amount received under the Loan Program will be subject to the relevant provisions of the CARES Act, including many of those described above under the Payroll Support Program. We have entered into a non-binding letter of intent with the Treasury for the Loan Program but have not yet decided if we are going to take all or part of the loan amount.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The CARES Act also provides for deferred payments of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. We have deferred $20 million in payments through June 30, 2020. We expect to defer approximately $31 million of additional payments for the remainder of 2020.
Among other things, the CARES Act allows a five-year carryback period for tax losses generated in 2018 through 2020.  As a result, our effective tax rate includes an income tax benefit of $35 million recognized during the six months ended June 30, 2020, related to tax losses generated during 2020 that are permitted to be carried back to certain tax years when the U.S. federal income tax rate was 35%. This benefit was partially offset by $10 million of valuation allowance related to foreign tax credits.
We lowered our cash burn from an average of $18 million per day during the second half of March to approximately $8 million per day by the end of June. We expect our daily cash burn to average between $7 million and $9 million during the third quarter of 2020.
Preparing for Recovery
As the COVID-19 pandemic progresses, we have made a number of steps to position the Company for recovery when demand for air travel eventually returns.
In June 2020, we announced the addition of 30 new domestic routes to serve customers in markets where leisure and visiting friends and relatives travel is showing signs of strength. These new routes include daily nonstop Mint® service from Newark Liberty International Airport to both Los Angeles International Airport and San Francisco International Airport. While the timeline for recovery remains uncertain, these new routes offer us the opportunity to generate revenue, bring aircraft back into service that would otherwise sit idle, and add more flying opportunities of our crewmembers. We believe adding more destinations in these key markets will make us more relevant to travelers and increase customer loyalty.
In July 2020, we announced plans for a multi-year west coast expansion from southern California which includes moving our primary base of operations from Long Beach Airport to Los Angeles International Airport. We plan to grow our operations at Los Angeles International Airport from the average current level of 20 flights per day to approximately 70 flights per day by 2025.
In July 2020, we announced our intention to enter into a strategic relationship with American Airlines Group Inc. This arrangement, once finalized, includes an alliance agreement with reciprocal code sharing on domestic and international routes from New York (John F. Kennedy International Airport, LaGuardia Airport, and Newark Liberty International Airport) and Boston. The arrangement does not include our future transatlantic flying. The implementation of the alliance agreement is subject to governmental review and approval.
Second Quarter 2020 Results
The unprecedented and rapid spread of COVID-19 and the related travel restrictions and physical distancing measures implemented throughout the world have significantly reduced demand for air travel. Demand for air travel began to weaken at the end of February 2020. The pace of decline accelerated throughout March into April 2020 and has remained depressed through the second quarter. This decline in demand has had a material adverse impact on our operating revenues and financial position. Although demand began to improve during the quarter, it remains significantly lower than the prior year.

•	Second quarter system capacity decreased by 84.9% year over year.

•	Revenue decreased by $1.9 billion compared to the second quarter of 2019.

•	Operating revenue per available seat mile (RASM) for the three months ended June 30, 2020 decreased by 32.2% to 8.91 cents.

•	Operating expense for the three months ended June 30, 2020 decreased by 66.3% to $625 million.

•	Operating expense per available seat mile (CASM) for the three months ended June 30, 2020 increased by 123.7% to 25.9 cents.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•
Our operating expense for the second quarter of 2020 and 2019 included the effects of special items. For the second quarter of 2020, we recognized $304 million of payroll support grants under the CARES Act as a contra-expense within special items on our consolidated statements of operations. Our operating expense for the second quarter of 2019 included $2 million of special items related to the implementation of our pilots' collective bargaining agreement. Excluding fuel and related taxes, special items, as well as operating expenses related to our non-airline businesses, our operating expense decreased by 34.3% to $891 million.

•
Excluding fuel and related taxes, special items, as well as operating expenses related to our non-airline businesses, our cost per available seat mile (CASM ex-fuel)(1) increased by 336.6% to 36.95 cents.

•
Our reported loss per share for the second quarter of 2020 was $(1.18) compared to reported earnings per diluted share of $0.59 for the second quarter of 2019. Our results for the second quarter of 2020 and 2019 included the effects of special items. Excluding special items, our adjusted (loss) earnings per diluted share(1) for the second quarter of 2020 and 2019 were $(2.02) and $0.60, respectively.

•	We lowered our cash burn from an average of $18 million per day during the second half of March to approximately $8 million per day by the end of June.
Outlook for 2020
The length and severity of the reduction in demand due to the COVID-19 pandemic is uncertain; accordingly, we expect the adverse impact to continue in the third quarter of 2020 and beyond. While we are planning for a modest recovery in demand during the third quarter of 2020, the exact timing and pace of the recovery is uncertain given the significant impact of the pandemic on the overall U.S. and global economy. Our response to the pandemic and the measures we take to secure additional liquidity may be modified as we have more clarity in the timing of demand recovery.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Three Months Ended June 30, 2020 vs. 2019
Overview
We reported a net loss of $320 million, operating loss of $410 million and an operating margin of (190.8)% for the three months ended June 30, 2020. This compares to a net income of $179 million, an operating income of $250 million and an operating margin of 11.9% for the three months ended June 30, 2019. Loss per share was $(1.18) for the second quarter of 2020 compared to $0.59 of earnings per diluted share for the same period in 2019.
Our reported results for the second quarter of 2020 and 2019 included the effects of special items. Adjusting for these special items(1), our adjusted net loss was $548 million, adjusted operating loss was $714 million, adjusted operating margin was (332.6)%, and adjusted loss per share was $(2.02) for the second quarter of 2020. This compares to adjusted net income of $180 million, adjusted operating income of $252 million, adjusted operating margin was 12.0%, and adjusted diluted earnings per share of $0.60 for the second quarter of 2019.
On-time performance, as defined by the Department of Transportation, or DOT, is arrival within 14 minutes of scheduled arrival time. In the second quarter of 2020, our systemwide on-time performance was 92.9% compared to 74.8% for the same period in 2019. Our completion factor decreased by 13.4 points to 85.9% in the second quarter of 2020 from 99.3% in the same period in 2019.
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Three Months Ended June 30,		Year-over-Year Change
	2020	2019	$	%
Passenger revenue	$170	$2,031	$(1,861)	(91.6)%
Other revenue	45	74	(29)	(39.7)
Total operating revenues	$215	$2,105	$(1,890)	(89.8)%

Average Fare	$276.35	$184.24	$92.11	50.0%
Yield per passenger mile (cents)	20.86	14.74	6.12	41.5
Passenger revenue per ASM (cents)	7.06	12.68	(5.62)	(44.3)
Operating revenue per ASM (cents)	8.91	13.14	(4.23)	(32.2)
Average stage length (miles)	1,183	1,147	36	3.1
Revenue passengers (thousands)	616	11,026	(10,410)	(94.4)
Revenue passenger miles (millions)	816	13,782	(12,966)	(94.1)
Available Seat Miles (ASMs) (millions)	2,413	16,029	(13,616)	(84.9)
Load Factor	33.8%	86.0%		(52.2)	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue and baggage fees, as well as revenue from our ancillary product offerings such as Even More® Space. The decrease in passenger revenue of $1.9 billion, or 91.6%, for the three months ended June 30, 2020 compared to the same period in 2019, was primarily driven by the unprecedented decline in demand for travel tied to COVID-19 and its effects. Revenue passengers decreased by 94.4% to 0.6 million for the three months ended June 30, 2020 from 11.0 million for the same period in 2019.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses
In detail, our operating costs per available seat mile, or ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Three Months Ended June 30,		Year-over-Year Change		Cents per ASM
	2020	2019	$	%	2020	2019	% Change
Aircraft fuel and related taxes	$29	$484	$(455)	(94.0)%	1.21	3.02	(59.9)%
Salaries, wages and benefits	477	576	(99)	(17.1)	19.78	3.59	450.8
Landing fees and other rents	62	121	(59)	(48.8)	2.57	0.75	240.1
Depreciation and amortization	140	127	13	10.2	5.81	0.79	632.2
Aircraft rent	16	25	(9)	(36.7)	0.66	0.16	320.8
Sales and marketing	8	75	(67)	(89.6)	0.32	0.47	(31.0)
Maintenance, materials and repairs	73	168	(95)	(56.4)	3.05	1.05	189.8
Other operating expenses	124	277	(153)	(55.3)	5.12	1.74	196.9
Special items	(304)	2	(306)	(13,121.7)	(12.62)	0.01	(86,618.4)
Total operating expenses	$625	$1,855	$(1,230)	(66.3)%	25.90	11.58	123.7%

Total operating expenses excluding special items(1)	$929	$1,853	$(924)	(49.9)%	38.52	11.57	233.1%
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes decreased by $455 million, or 94.0%, for the three months ended June 30, 2020 compared to the same period in 2019. The average fuel price for the three months ended June 30, 2020 decreased by 55.4% to $0.96 per gallon. Our fuel consumption decreased by 86.5%, or 194 million gallons, due to capacity reductions in response to lower demand as a result of the COVID-19 pandemic. We expect lower fuel consumption for the rest of 2020 consistent with anticipated ongoing capacity adjustments in response to COVID-19.
Salaries, Wages and Benefits
Salaries, wages and benefits decreased $99 million, or 17.1%, for the three months ended June 30, 2020 compared to the same period in 2019, driven primarily by the actions taken as a result of decreased demand for air travel due to the COVID-19 pandemic. Beginning in March 2020, we instituted a company-wide hiring freeze, implemented salary reductions of 20% to 50% for our officers, and reduced work hours for all other management workgroups. In June 2020, we announced a voluntary separation program to our crewmembers, with most departures scheduled for August 2, 2020.
Landing Fees and Other Rents
Landing fees and other rents decreased $59 million, or 48.8%, for the three months ended June 30, 2020 compared to the same period in 2019 primarily due to capacity reductions in response to the significant decline in demand beginning in the second half of March 2020 amid the COVID-19 pandemic.
Depreciation and Amortization
Depreciation and amortization increased $13 million, or 10.2%, for the three months ended June 30, 2020 compared to the same period in 2019. Since June 30, 2019, we have placed nine new aircraft into service, bought out the leases of two aircraft, and completed the cabin restyle on more than 40 aircraft. The average number of aircraft increased by 3.6% during the second quarter of 2020 as compared to the same period in 2019.
Aircraft Rent
Aircraft rent decreased $9 million, or 36.7%, for the three months ended June 30, 2020 compared to the same period in 2019 as we bought out the leases of two aircraft. We purchased an Airbus A320 aircraft and an Airbus A321 aircraft from its lessor in the third quarter of 2019 and first quarter of 2020, respectively.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales and Marketing
Sales and marketing decreased $67 million, or 89.6%, for the three months ended June 30, 2020 compared to the same period in 2019 driven by lower credit card fees and computer reservation system charges as demand declined amid the COVID-19 pandemic.
Maintenance Materials and Repairs
Maintenance materials and repairs decreased $95 million, or 56.4%, for the three months ended June 30, 2020 compared to the same period in 2019, primarily driven by the reduction in flying and timing of heavy maintenance visits and engine maintenance.
Other Operating Expenses
Other operating expenses consist of the following categories: outside services (including expenses related to fueling, ground handling, skycap, security, and janitorial services), insurance, personnel expenses, professional fees, onboard supplies, shop and office supplies, bad debts, communication costs, and taxes other than payroll and fuel taxes.
Other operating expenses decreased $153 million, or 55.3%, for the three months ended June 30, 2020 compared to the same period in 2019 due to capacity reductions in response to the significant decline in demand beginning in the second half of March 2020 coupled with the benefits from cost saving initiatives implemented amid the COVID-19 pandemic.
Special Items
For the three months ended June 30, 2020, special items included a contra-expense of $304 million which represents the amount of CARES Act payroll support grants utilized during the period. Special items for the three months ended June 30, 2019 consisted of $2 million of one-time costs related to the implementation of our pilots' collective bargaining agreement which became effective on August 1, 2018.
Income Taxes
The Company's effective tax rate was 28.7% and 24.1% for the three months ended June 30, 2020 and 2019, respectively. Our effective tax rate includes an income tax benefit of $23 million recognized during the three months ended June 30, 2020, related to tax losses generated during 2020 that are permitted under the CARES Act to be carried back to certain tax years when the U.S. federal income tax rate was 35%. This benefit was partially offset by $10 million of valuation allowance related to foreign tax credits.

Six Months Ended June 30, 2020 vs. 2019
Overview
We reported a net loss of $588 million, operating loss of $744 million and an operating margin of (41.3)% for the six months ended June 30, 2020. This compares to a net income of $221 million, an operating income of $325 million and an operating margin of 8.2% for the six months ended June 30, 2019. Loss per share was $(2.14) for the six months ended June 30, 2020 compared to $0.73 of earnings per diluted share for the same period in 2019.
Our reported results for the six months ended June 30, 2020 and 2019 included the effects of special items. Adjusting for these special items(1), our adjusted net loss was $664 million, adjusted operating loss was $846 million, adjusted operating margin was (46.9)%, and adjusted loss per share was $(2.42) for the six months ended June 30, 2020. This compares to adjusted net income of $232 million, adjusted operating income of $339 million, adjusted operating margin was 8.5%, and adjusted diluted earnings per share of $0.76 for the six months ended June 30, 2019.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Six Months Ended June 30,		Year-over-Year Change
	2020	2019	$	%
Passenger revenue	$1,682	$3,833	$(2,151)	(56.1)%
Other revenue	121	144	(23)	(15.2)
Total operating revenues	$1,803	$3,977	$(2,174)	(54.7)%

Average Fare	$191.83	$180.89	$10.94	6.1%
Yield per passenger mile (cents)	15.00	14.46	0.54	3.8
Passenger revenue per ASM (cents)	9.72	12.18	(2.46)	(20.2)
Operating revenue per ASM (cents)	10.42	12.64	(2.22)	(17.5)
Average stage length (miles)	1,163	1,150	13	1.1
Revenue passengers (thousands)	8,766	21,191	(12,425)	(58.6)
Revenue passenger miles (millions)	11,208	26,516	(15,308)	(57.7)
Available Seat Miles (ASMs) (millions)	17,304	31,466	(14,162)	(45.0)
Load Factor	64.8%	84.3%		(19.5)	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue and baggage fees, as well as revenue from our ancillary product offerings such as Even More® Space. The decrease in passenger revenue of $2.2 billion, or 56.1%, for the six months ended June 30, 2020 compared to the same period in 2019, was primarily driven by the unprecedented decline in demand for travel tied to COVID-19 and its effects. Revenue passengers decreased by 58.6% to 8.8 million for the six months ended June 30, 2020 from 21.2 million for the same period in 2019.

Operating Expenses
In detail, our operating costs per available seat mile, or ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Six Months Ended June 30,		Year-over-Year Change		Cents per ASM
	2020	2019	$	%	2020	2019	% Change
Aircraft fuel and related taxes	$394	$921	$(527)	(57.2)%	2.28	2.93	(22.2)%
Salaries, wages and benefits	1,078	1,151	(73)	(6.3)	6.23	3.66	70.3
Landing fees and other rents	174	237	(63)	(26.6)	1.00	0.75	33.5
Depreciation and amortization	279	251	28	11.1	1.61	0.80	102.0
Aircraft rent	37	50	(13)	(25.6)	0.22	0.16	35.4
Sales and marketing	60	141	(81)	(57.1)	0.35	0.45	(22.0)
Maintenance, materials and repairs	233	324	(91)	(27.9)	1.35	1.03	31.2
Other operating expenses	394	563	(169)	(30.2)	2.27	1.78	27.0
Special items	(102)	14	(116)	(831.0)	(0.59)	0.04	(1,429.3)
Total operating expenses	$2,547	$3,652	$(1,105)	(30.2)%	14.72	11.60	26.9%

Total operating expenses excluding special items(1)	$2,649	$3,638	$(989)	(27.2)%	15.31	11.56	32.5%

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes decreased by $527 million, or 57.2%, for the six months ended June 30, 2020 compared to the same period in 2019. The average fuel price for the six months ended June 30, 2020 decreased by 17.4% to $1.74 per gallon. Our fuel consumption decreased by 48.2%, or 211 million gallons, due to capacity reductions in response to lower demand as a result of the COVID-19 pandemic. We expect lower fuel consumption for the rest of 2020 consistent with anticipated ongoing capacity adjustments in response to COVID-19.
Salaries, Wages and Benefits
Salaries, wages and benefits decreased $73 million, or 6.3%, for the six months ended June 30, 2020 compared to the same period in 2019, driven primarily by the actions taken as a result of decreased demand for air travel due to the COVID-19 pandemic. Beginning in March 2020, we instituted a company-wide hiring freeze, implemented salary reductions of 20% to 50% for our officers, and reduced work hours for all other management workgroups. In June 2020, we announced a voluntary separation program to our crewmembers, with most departures scheduled for August 2, 2020.
Landing Fees and Other Rents
Landing fees and other rents decreased $63 million, or 26.6%, for the six months ended June 30, 2020 compared to the same period in 2019 primarily due to capacity reductions in response to the significant decline in demand beginning in the second half of March 2020 amid the COVID-19 pandemic.
Depreciation and Amortization
Depreciation and amortization increased $28 million, or 11.1%, for the six months ended June 30, 2020 compared to the same period in 2019. Since June 30, 2019, we have placed nine new aircraft into service, bought out the leases of two aircraft, and completed the cabin restyle on more than 40 aircraft. The average number of aircraft increased by 3.0% during the six months ended June 30, 2020 as compared to the same period in 2019.
Aircraft Rent
Aircraft rent decreased $13 million, or 25.6%, for the six months ended June 30, 2020 compared to the same period in 2019 as we bought out the leases of two aircraft. We purchased an Airbus A320 aircraft and an Airbus A321 aircraft from its lessor in the third quarter of 2019 and first quarter of 2020, respectively.
Sales and Marketing
Sales and marketing decreased $81 million, or 57.1%, for the six months ended June 30, 2020 compared to the same period in 2019 driven by lower credit card fees and computer reservation system charges as demand declined amid the COVID-19 pandemic.
Maintenance Materials and Repairs
Maintenance materials and repairs decreased $91 million, or 27.9%, for the six months ended June 30, 2020 compared to the same period in 2019, primarily driven by the reduction in flying and timing of heavy maintenance visits and engine maintenance.
Other Operating Expenses
Other operating expenses consist of the following categories: outside services (including expenses related to fueling, ground handling, skycap, security, and janitorial services), insurance, personnel expenses, professional fees, onboard supplies, shop and office supplies, bad debts, communication costs, and taxes other than payroll and fuel taxes.
Other operating expenses decreased $169 million, or 30.2%, for the six months ended June 30, 2020 compared to the same period in 2019 due to capacity reductions in response to the significant decline in demand beginning in the second half of March 2020 coupled with the benefits from cost saving initiatives implemented amid the COVID-19 pandemic.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Items
For the six months ended June 30, 2020, special items included a contra-expense of $304 million which represents the amount of CARES Act payroll support grants utilized during the period, and the impairment charge of $202 million on our Embraer E190 fleet. Special items for the six months ended June 30, 2019 consisted of $9 million of one-time costs related to our 2018 decision to transition out of the Embraer E190 fleet and $5 million of one-time costs related to the implementation of our pilots' collective bargaining agreement which became effective on August 1, 2018.
Income Taxes
The Company's effective tax rate was 26.8% and 24.9% for the six months ended June 30, 2020 and 2019, respectively. Our effective tax rate includes an income tax benefit of $35 million recognized during the six months ended June 30, 2020, related to tax losses generated during 2020 that are permitted under the CARES Act to be carried back to certain tax years when the U.S. federal income tax rate was 35%. This benefit was partially offset by $10 million of valuation allowance related to foreign tax credits.
The following table sets forth our operating statistics for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(percent changes based on unrounded numbers)	2020	2019	%		2020	2019	%
Operational Statistics
Revenue passengers (thousands)	616	11,026	(94.4)		8,766	21,191	(58.6)
Revenue passenger miles (RPMs) (millions)	816	13,782	(94.1)		11,208	26,516	(57.7)
Available seat miles (ASMs) (millions)	2,413	16,029	(84.9)		17,304	31,466	(45.0)
Load factor	33.8%	86.0%	(52.2)	pts	64.8%	84.3%	(19.5)	pts
Aircraft utilization (hours per day)	1.6	12.1	(86.8)		6.1	11.9	(48.7)

Average fare	$276.35	$184.24	50.0		$191.83	$180.89	6.1
Yield per passenger mile (cents)	20.86	14.74	41.5		15.00	14.46	3.8
Passenger revenue per ASM (cents)	7.06	12.68	(44.3)		9.72	12.18	(20.2)
Operating revenue per ASM (cents)	8.91	13.14	(32.2)		10.42	12.64	(17.5)
Operating expense per ASM (cents)	25.90	11.58	123.7		14.72	11.60	26.9
Operating expense per ASM, excluding fuel(1)	36.95	8.46	336.6		12.90	8.56	50.7

Departures	12,896	93,040	(86.1)		96,191	182,276	(47.2)
Average stage length (miles)	1,183	1,147	3.1		1,163	1,150	1.1
Average number of operating aircraft during period	262.0	253.0	3.6		260.6	253.0	3.0
Average fuel cost per gallon, including fuel taxes	$0.96	$2.16	(55.4)		$1.74	$2.10	(17.4)
Fuel gallons consumed (millions)	30	224	(86.5)		227	438	(48.2)
Average number of full-time equivalent crewmembers					16,759	18,454
Historical trends may not continue. The ongoing COVID-19 pandemic has caused major disruptions on our operations in the first half of 2020. We expect our operating results to significantly fluctuate from quarter-to-quarter in the future due to the uncertainties surrounding the COVID-19 pandemic, its impact on the economy and consumer behavior, and various other factors which are outside of our control. Consequently, we believe quarter-to-quarter comparisons of our operating results may not necessarily be meaningful; you should not rely on our results for any one quarter as an indication of our future performance.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
The airline business is capital intensive. Our ability to successfully execute our growth plans is largely dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business depends on maintaining sufficient liquidity. We believe we have adequate resources from a combination of cash and cash equivalents, investment securities on hand, and available lines of credit. Additionally, our unencumbered assets could be an additional source of liquidity, if necessary.
We believe a healthy liquidity position is a crucial element of our ability to weather any part of the economic cycle while continuing to execute on our plans for profitable growth and increased returns. Our goal is to continue to be diligent with our liquidity and maintain financial flexibility.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic drove a significant decline in demand beginning in the second half of March 2020. We have significantly reduced our capacity to a level that maintains essential services to align with demand. Our capacity for the second quarter of 2020 declined by 85% year-over-year. For the third quarter of 2020, we expect capacity to be down by at least 45% compared to the prior year. As a result of the significant reduction in demand expectations and lower capacity, we have temporarily parked approximately 30% of our fleet.
The reductions in demand and our capacity have resulted in a significant reduction to our revenue. As a result, we have, and will continue to implement cost saving initiatives to reduce our overall level of cash spend. Some of the initiatives we have undertaken include:

•	Adjustments in flying capacity to align with the expected demand.
•Temporary consolidations of our operations in certain cities that contain multiple airport locations.

•	Renegotiated service rates with our business partners and extended payment terms.
•Instituted a company-wide hiring freeze.

•	Implemented salary reductions of 20% to 50% for our officers.

•	Offered crewmembers voluntary time off and separation programs, with most departures for the separation programs scheduled for August 2, 2020.
At June 30, 2020, we had cash, cash equivalents, short-term investments, and short-term restricted cash of approximately $3.4 billion. We believe the unprecedented impact of COVID-19 on the demand for air travel and the corresponding decline in revenue will continue to have an adverse impact on our operating cash flow. Given this situation, we have taken immediate actions to increase liquidity, strengthen our financial position, and conserve cash. Some of the actions we have taken through June 30, 2020 include:

•	Executed a new $1.0 billion 364-day delayed draw term loan agreement and immediately drew down on the facility for the full amount available.

•	Borrowed on our existing $550 million revolving credit facility.

•	Executed a $150 million pre-purchase arrangement of TrueBlue® points with our co-brand credit card partner.

•	Suspended non-critical capital expenditure projects.

•	Amended our purchase agreement with Airbus to defer several aircraft deliveries, resulting in a $1.1 billion reduction in aircraft capital expenditures through 2022.

•	Suspended share repurchases.

•	Obtained $936 million of government funding under The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which is discussed further below.

•	Executed a $750 million term loan credit facility and immediately drew down on the facility for the full amount available.

•	Entered into $118 million of sale-leaseback transactions; which is discussed further below.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of these activities, we had $3.1 billion in unrestricted and short-term restricted cash as of June 30, 2020. The $936 million of CARES Act funding represents short-term restricted cash since the funds must be utilized to pay the salaries and benefits costs of our crewmembers through September 30, 2020. The funds are reclassified from short-term unrestricted cash within prepaid expenses and other on our consolidated balance sheets to cash and cash equivalents when the funds are utilized. As of June 30, 2020, $533 million of CARES Act funding remained available.
In June 2020, we executed $118 million of sale-leaseback transactions. These transactions did not qualify as sales for accounting purposes. The assets associated with these transactions remain on our consolidated balance sheets within property and equipment and the related liabilities under the lease are classified within debt and finance leases obligations. These transactions are treated as cash from financing activities on our condensed consolidated statements of cash flows.
In July 2020, we executed $267 million of sale-leaseback transactions.
We will continue to evaluate future financing opportunities to leverage our unencumbered assets in an effort to build additional levels of liquidity.
We lowered our cash burn from an average of $18 million per day during the second half of March to approximately $8 million per day by the end of June. We expect our daily cash burn to average between $7 million and $9 million during the third quarter of 2020.
Analysis of Cash Flows
Operating Activities
We rely primarily on operating cash flows to provide working capital for current and future operations. Cash flows from operating activities were $223 million and $968 million for the six months ended June 30, 2020 and 2019, respectively. Lower earnings, principally driven by the unprecedented decline in demand for travel caused by COVID-19 contributed to the decrease in operating cash flows.
Investing Activities
During the six months ended June 30, 2020, capital expenditures related to our purchase of flight equipment included $200 million related to the purchase of three Airbus A321neo aircraft, one Airbus A321 lease buyout, the purchase of several spare engines, $104 million in work-in-progress relating to flight equipment, $7 million for spare part purchases, and $57 million for flight equipment deposits. Other property and equipment capital expenditures also included ground equipment purchases and facilities improvements for $66 million. Investing activities also included the net proceeds from investment securities of $29 million. We continue to limit our capital expenditures to only those critical to our operations as we navigate through the COVID-19 pandemic.
In May 2020, we amended our purchase agreement with Airbus which updated the delivery schedules of our Airbus A321 and A220 deliveries. We are scheduled to receive four new Airbus A321neo aircraft and our first Airbus A220 aircraft for the remainder of 2020. We expect the aircraft deferrals will result in a $1.1 billion reduction in aircraft capital expenditures through 2022.
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
Financing Activities
Financing activities for the six months ended June 30, 2020 primarily consisted of net proceeds of $2.2 billion from drawdowns of various credit facilities which include the following:
• $981 million from our 364-day term loan facility with Morgan Stanley Senior Funding Inc. as administrative agent;
• $717 million from our term loan facility with Barclays Bank PLC as administrative agent, and
•$550 million from our revolving credit facility with Citibank N.A. as administrative agent.
Also included in financing activities are:

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Proceeds of $251 million and $18 million from the issuance of unsecured term loan and warrants, respectively, in connection with the Payroll Support Program under the CARES Act;
•$118 million of sale-leaseback transactions; and
•$22 million of proceeds from the issuance of common stock related to our crewmember stock purchase plan.
These proceeds are partially offset by scheduled maturities of $180 million relating to debt and finance lease obligations and the acquisitions of treasury shares of $167 million, of which $160 million related to our accelerated share repurchases, or ASR. Our share repurchase program has been suspended since March 31, 2020.
On April 29, 2020, we submitted our application for the Loan Program of the CARES Act. Under the Loan Program, we expect to have the ability, through September 30, 2020, to borrow up to approximately $1.1 billion from the Treasury for a term of up to five years with an interest rate of LIBOR plus a margin. Any loans issued under the Loan Program are expected to be senior secured obligations of the Company, with collateral to be determined. If we accept the full amount of the loan, we will issue warrants to purchase approximately 12.0 million shares of our common stock to the Treasury. Any amount received under the Loan Program will be subject to the relevant provisions of the CARES Act, including many of those described under the Payroll Support Program. We have entered into a non-binding letter of intent with the Treasury for the Loan Program but have not yet decided if we are going to take all or part of the loan amount.
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
Working Capital
We had a working capital deficit of $208 million and $877 million at June 30, 2020 and December 31, 2019, respectively. Working capital deficits can be customary in the airline industry because a significant portion of air traffic liability is classified as a current liability. Our working capital deficit decreased by $669 million due to several factors, including cash proceeds from long-term debt financing activities and lower level of operational payables resulting from various cost saving initiatives amid the COVID-19 pandemic.
We expect to meet our obligations as they become due through available cash, investment securities, and internally generated funds, supplemented, as necessary, by financing activities and government assistance from the CARES Act, which may be available to us. We expect to generate positive working capital through our operations. However, we cannot predict what the effect on our business might be from future developments related to the COVID-19 pandemic and its impact on the economy and consumer behavior, the extremely competitive environment in which we operate, or from events beyond our control, such as volatile fuel prices, economic conditions, weather-related disruptions, airport infrastructure challenges, the spread of infectious diseases, the impact of other airline bankruptcies, restructurings or consolidations, U.S. military actions, or acts of terrorism.
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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations
Our contractual obligations at June 30, 2020 include the following (in billions):

	Payments due in
	Total	2020	2021	2022	2023	2024	Thereafter
Debt and finance lease obligations(1)	$5.5	$0.3	$1.5	$0.5	$1.0	$1.0	$1.2
Operating lease obligations	1.1	0.1	0.1	0.1	0.1	0.1	0.6
Flight equipment purchase obligations(2)	7.9	0.4	1.1	0.9	1.7	1.8	2.0
Other obligations(3)	2.7	0.2	0.3	0.4	0.4	0.4	1.0
Total	$17.2	$1.0	$3.0	$1.9	$3.2	$3.3	$4.8
The amounts stated above do not include additional obligations incurred as of result of financing activities executed after June 30, 2020.
(1) Includes actual interest and estimated interest for floating-rate debt based on June 30, 2020 rates.
(2) Amounts represent obligations based on the current delivery schedule set forth in our Airbus order book as of June 30, 2020.
(3) Amounts include noncancelable commitments for the purchase of goods and services.
As of June 30, 2020, we believe we are in compliance with the covenants of our debt and lease agreements. We have approximately $25 million of restricted cash pledged under standby letters of credit related to certain leases that will expire at the end of the related lease terms.
As of June 30, 2020, we operated a fleet of 63 Airbus A321 aircraft, 9 Airbus 321neo aircraft, 130 Airbus A320 aircraft, and 60 Embraer E190 aircraft. Of our fleet, 216 are owned by us, 40 are leased under operating leases, and six are leased under finance leases. As of June 30, 2020, the average age of our operating fleet was 11 years.
In May 2020, we amended our purchase agreement with Airbus which updated the delivery schedules of our Airbus A321 and A220 deliveries. We are scheduled to receive four new Airbus A321neo aircraft and our first Airbus A220 aircraft for the remainder of 2020. We expect the aircraft deferrals will result in a $1.1 billion reduction in aircraft capital expenditures through 2022.
Our future aircraft order book as of June 30, 2020 is as follows:

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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Depending on market conditions, we anticipate financing the aircraft scheduled for delivery in 2020. For deliveries after 2020, although we believe debt and/or lease financing should be available to us, we cannot give any assurance that we will be able to secure financing on attractive terms, if at all. While these financings may or may not result in an increase in liabilities on our balance sheet, we expect our fixed costs to increase regardless of the financing method ultimately chosen. To the extent we cannot secure financing on terms we deem attractive, we may be required to pay in cash, further modify our aircraft acquisition plans, or incur higher than anticipated financing costs.
In October 2019, the Office of the U.S. Trade Representative announced a 10% tariff on new commercial aircraft and related parts imported from certain European Union member states, which include aircraft and other parts we are already contractually obligated to purchase, including those noted above. The U.S. Trade Representative increased the tariff to 15% effective in March 2020. We continue to work with our business partners, including Airbus, to evaluate the potential financial and operational impact of these announcements on our aircraft deliveries. The continued imposition of the tariff could substantially increase the cost of new Airbus aircraft and parts.
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
Forward-Looking Information
Forward-Looking Information Statements in this Report (or otherwise made by JetBlue or on JetBlue’s behalf) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which represent our management’s beliefs and assumptions concerning future events. These statements are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “expects,” “plans,” “anticipates,” “indicates,” “believes,” “forecast,” “guidance,” “outlook,” “may,” “will,” “should,” “seeks,” “targets” and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks, uncertainties, and assumptions, and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including, without limitation, the COVID-19 pandemic and the outbreak of any other disease or similar public health threat that affects travel demand or behavior; restrictions on our business related to the financing we accepted under the CARES Act; our significant fixed obligations and substantial indebtedness; risk associated with execution of our strategic operating plans in the near-term and long-term; the recording of a material impairment loss of tangible or intangible assets; our extremely competitive industry; volatility in financial and credit markets which could affect our ability to obtain debt and/or lease financing or to raise funds through debt or equity issuances; volatility in fuel prices, maintenance costs and interest rates; our reliance on high daily aircraft utilization; our ability to implement our growth strategy; our ability to attract and retain qualified personnel and maintain our culture as we grow; our reliance on a limited number of suppliers, including for aircraft, aircraft engines and parts and vulnerability to delays by those suppliers; our dependence on the New York and Boston metropolitan markets and the effect

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

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
Operating Expenses per Available Seat Mile, excluding fuel
Operating expenses per available seat mile, or CASM, is a common metric used in the airline industry. Our CASM for the relevant periods are summarized in the table below. We exclude aircraft fuel and related taxes, operating expenses related to other non-airline businesses, such as JetBlue Technology Ventures and JetBlue Travel Products, and special items from operating expenses to determine CASM ex-fuel, which is a non-GAAP financial measure. In 2020, special items include contra-expenses recognized on the utilization of payroll support grants received under the CARES Act and the impairment charge of our Embraer E190 fleet. Special items for 2019 include one-time costs related to the Embraer E190 fleet transition as well as one-time costs related to the implementation of our pilots' collective bargaining agreement. We believe that CASM ex-fuel is useful for investors because it provides investors the ability to measure financial performance excluding items beyond our control, such as fuel costs, which are subject to many economic and political factors, or not related to the generation of an available seat mile, such as operating expense related to certain non-airline businesses. We believe this non-GAAP measure is more indicative of our ability to manage airline costs and is more comparable to measures reported by other major airlines.

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF OPERATING EXPENSE PER ASM, EXCLUDING FUEL
	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
(in millions; per ASM data in cents)	$	per ASM	$	per ASM	$	per ASM	$	per ASM
Total operating expenses	$625	$25.90	$1,855	$11.58	$2,547	$14.72	$3,652	$11.60
Less:
Aircraft fuel and related taxes	29	1.21	484	3.02	394	2.28	921	2.93
Other non-airline expenses	9	0.36	12	0.09	22	0.13	23	0.07
Special items	(304)	(12.62)	2	0.01	(102)	(0.59)	14	0.04
Operating expenses, excluding fuel	$891	$36.95	$1,357	$8.46	$2,233	$12.90	$2,694	$8.56

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expense, Income before Taxes, Net Income and Earnings per Share, excluding special items
Our GAAP results in the applicable periods were impacted by charges that are deemed special items. We believe the impacts of these items make our results difficult to compare to prior periods as well as future periods and guidance, and, as a result, we exclude these items from the calculation of certain adjusted results, which are non-GAAP financial measures. In 2020, special items include contra-expenses recognized on the utilization of payroll support grants received under the CARES Act and the impairment charge of our Embraer E190 fleet. Special items for the 2019 include one-time costs related to the Embraer E190 fleet transition as well as one-time costs related to the implementation of our pilots' collective bargaining agreement. We believe the impacts of these items distort our overall trends and that our metrics and results are enhanced with the presentation of our results excluding the impact of these items. The table below provides a reconciliation of our GAAP reported amounts to the non-GAAP amounts excluding the impacts of these items.

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF OPERATING EXPENSE, INCOME BEFORE TAXES, NET INCOME AND EARNINGS PER SHARE EXCLUDING SPECIAL ITEMS
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions except per share amounts)	2020	2019	2020	2019
Total operating revenues	$215	$2,105	$1,803	$3,977

Total operating expenses	$625	$1,855	$2,547	$3,652
Less: Special items	(304)	2	(102)	14
Total operating expenses excluding special items	$929	$1,853	$2,649	$3,638

Operating (loss) income	$(410)	$250	$(744)	$325
Add back: Special items	(304)	2	(102)	14
Operating (loss) income excluding special items	$(714)	$252	$(846)	$339

Operating margin excluding special items	(332.6)%	12.0%	(46.9)%	8.5%

(Loss) income before income taxes	$(450)	$236	$(804)	$294
Add back: Special items	(304)	2	(102)	14
(Loss) income before income taxes excluding special items	$(754)	$238	$(906)	$308

Pre-tax margin excluding special items	(351.0)%	11.3%	(50.2)%	7.8%

Net (loss) income	$(320)	$179	$(588)	$221
Add back: Special items	(304)	2	(102)	14
Less: Income tax (expense) benefit related to special items	(76)	1	(26)	3
Net (loss) income excluding special items	$(548)	$180	$(664)	$232

(Loss) Earnings Per Common Share:
Basic	$(1.18)	$0.60	$(2.14)	$0.73
Add back: Special items, net of tax	(0.84)	—	(0.28)	0.03
Basic excluding special items	$(2.02)	$0.60	$(2.42)	$0.76

Diluted	$(1.18)	$0.59	$(2.14)	$0.73
Add back: Special items, net of tax	(0.84)	0.01	(0.28)	0.03
Diluted excluding special items	$(2.02)	$0.60	$(2.42)	$0.76

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

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF FREE CASH FLOW
	Six Months Ended June 30,
(in millions)	2020	2019
Net cash provided by operating activities	$223	$968
Less: Capital expenditures	(377)	(328)
Less: Predelivery deposits for flight equipment	(57)	(142)
Free Cash Flow	$(211)	$498

PART I. FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as described below, there have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2019 Form 10-K.
Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the June 30, 2020 cost per gallon of fuel. Based on projected fuel consumption for the next 12 months, including the impact of our hedging position, such an increase would result in an increase to aircraft fuel expense of approximately $71 million. As of June 30, 2020, we had hedged approximately 20% of our projected fuel requirement for the remainder of 2020. All hedge contracts existing at June 30, 2020 settle by December 31, 2020.
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
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $2.4 billion of our debt and finance lease obligations, with the remaining $2.4 billion having floating interest rates. As of June 30, 2020, if interest rates were on average 100 basis points higher in 2020, our annual interest expense would increase by approximately $25 million. This amount is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
A novel strain of coronavirus ("COVID-19"), which was first reported in December 2019, was declared a "Public Health Emergency of International Concern" by the World Health Organization (the "WHO"). On March 13, 2020, the U.S. government declared a national emergency and the U.S. Department of State subsequently issued a global Level 4 "do not travel" advisory advising U.S. citizens to avoid all international travel due to the global impact of COVID-19. The U.S. government has also implemented enhanced screenings, mandatory 14-day quarantine requirements and other travel restrictions in connection with the COVID-19 pandemic, including restrictions on travel from international locations, and many foreign and U.S. state governments instituted similar measures and declared states of emergency.
In the United States and other locations around the world, public events, such as conferences, sporting events, and concerts, have been canceled, attractions, including theme parks and museums, have been closed, cruise lines have suspended operations, and schools and businesses are operating with remote attendance, among other actions.
Other governmental restrictions and regulations that may be implemented in the future in response to COVID-19 could include additional travel restrictions (including expanded restrictions on domestic air travel within the United States), quarantines of additional populations (including our personnel), and restrictions on our ability to access our facilities or aircraft or requirements to collect additional passenger data. In addition, governments, non-governmental organizations, and entities in the private sector have issued and may continue to issue non-binding advisories or recommendations regarding air travel or other physical distancing measures, including limitations on the number of persons that should be present at public gatherings. These restrictions and regulations have had, and will continue to have a material adverse impact on our business, operating results, financial condition, and liquidity.
The Company began experiencing a significant decline in international and domestic demand related to COVID-19 during the first quarter of 2020, and this reduction in demand has continued through the date of this report and is expected to continue for the foreseeable future. The decline in demand caused a material deterioration in our revenues in the first half of 2020, resulting in a net loss of $588 million for the six months ended June 30, 2020. The Company expects its results of operations for full-year 2020 to be materially impacted. For planning purposes, the Company has assumed that demand will remain depressed for the remainder of 2020. In response to decreased demand, the Company reduced scheduled capacity, relative to 2019, by approximately 85% for the second quarter of 2020, with at least a 45% reduction expected for the third quarter of 2020. The Company plans to proactively manage capacity until there are meaningful signs of a recovery in demand. The continued decline in demand, which is expected to continue for the foreseeable future, is expected to have a material adverse impact on our business, operating results, financial condition, and liquidity.
In addition to the schedule reductions discussed above, the Company has reduced its planned capital expenditures and reduced operating expenditures for the remainder of 2020 (including by postponing projects deemed non-critical to the Company's operations), suspended share repurchases under its share repurchase program, executed two new term loan agreements and immediately drew down on these facilities for the full amount available, borrowed on its existing $550 million revolving credit facility, executed a number of aircraft sale-leaseback transactions, and temporarily grounded certain of its fleet.
The Company continues to focus on reducing expenses and managing its liquidity. The Company currently expects to lower its cash burn from an average of $18 million per day during the second half of March to an average of between $7 million and $9 million per day in the third quarter of 2020. For this purpose, "cash burn" is defined as net cash revenues, less cash operating costs, capital expenditures, and debt payments. Proceeds from the issuance of new debt (excluding expected aircraft financing), government grants associated with the Payroll Support Program of the CARES Act (defined below) are not included in this figure. We expect to continue to modify our cost management structure, liquidity-raising efforts and capacity as the timing of demand recovery becomes more certain.
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
The Company may also take additional actions to improve its financial position, including measures to improve liquidity, such as the issuance of additional unsecured and secured debt securities, equity securities and equity-linked securities, the sale of assets and/or the entry into additional bilateral and syndicated secured and/or unsecured credit facilities. There can be no assurance as to the timing of any such issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all. Any such actions could be conducted in the near term, may be material in nature and could result in significant additional borrowing. The Company's reduction in expenditures, measures to improve liquidity or other strategic actions that the Company may take in the future in response to COVID-19 may not be effective in offsetting decreased demand, and the Company will not be permitted to take certain strategic actions as a result of the CARES Act, which could result in a material adverse effect on the Company's business, operating results, and financial condition.
The full extent of the ongoing impact of COVID-19 on the Company's longer-term operational and financial performance will depend on future developments, many of which are outside of our control, including the effectiveness of the mitigation strategies discussed above, the duration and spread of COVID-19 and related travel advisories and restrictions, the impact of COVID-19 on overall long-term demand for air travel, the impact of COVID-19 on the financial health and operations of the Company's business partners and future governmental actions, all of which are highly uncertain and cannot be predicted. The COVID-19 pandemic has had a material impact on the Company, and the continuation of reduced demand could have a material adverse effect on the Company's business, operating results, financial condition, and liquidity.
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
Even after the COVID-19 pandemic has moderated and the enhanced screenings, quarantine requirements, and travel restrictions have eased, we may continue to experience similar adverse effects to our businesses, consolidated results of operations, financial position and cash flows resulting from a recessionary economic environment that may persist. The impact that the COVID-19 pandemic will have on our businesses, consolidated results of operations, financial position and cash flows could exacerbate the risks identified in “Item 1A. Risk Factors” in our Annual Report on Form 10-K.
We are subject to certain restrictions on our business as a result of our participation in governmental programs under the CARES Act.

On April 23, 2020, we entered into a Payroll Support Program Agreement (the "PSP Agreement") under the CARES Act with the United States Department of the Treasury ("Treasury") governing our participation in the Payroll Support Program. Under the Payroll Support Program, Treasury provided us with a payment of $936 million (the "Payroll Support Payment"), consisting of $685 million in grants and $251 million in an unsecured term loan. See “Part I-Item 2. Overview-The Coronavirus (COVID-19) Pandemic-The Coronavirus Aid, Relief, and Economic Security Act” and Note 2 to the condensed consolidated financial statements included herein for more information.
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
The Company also expects to have the ability if approved, through September 30, 2020, to borrow up to approximately $1.1 billion from the U.S. Treasury Department for a term of up to five years pursuant to the Loan Program under the CARES Act. Any loans issued under the Loan Program are expected to be senior secured obligations of the Company, with collateral to be determined. If we accept the full amount of the loan, we will issue warrants to purchase approximately 12.0 million shares of our common stock to the Treasury. Any amount received under the Loan Program will be subject to the relevant provisions of the CARES Act. We have entered into a non-binding letter of intent with the Treasury for the Loan Program but have not yet decided if we will participate. Any loans under the CARES Act will subject the Company and its business to the restrictions described above.
We cannot predict whether the assistance under any of these programs will be adequate to support our business for the duration of the COVID-19 pandemic or whether additional assistance will be required or available in the future.
The Company has a significant amount of indebtedness from fixed obligations and may seek material amounts of additional financial liquidity in the short-term, and insufficient liquidity may have a material adverse effect on the Company's financial condition and business.
The Company has a significant amount of indebtedness from fixed obligations, including aircraft lease and debt financings, leases of airport property, secured loan facilities and other facilities, and other material cash obligations. In addition, the Company has substantial noncancelable commitments for capital expenditures, including for the acquisition of new aircraft and related spare engines.
In addition, in response to the travel restrictions, decreased demand and other effects the COVID-19 pandemic has had and is expected to have on the Company's business, the Company currently intends to continue to seek material amounts of additional financial liquidity in the short-term, which may include the issuance of additional unsecured or secured debt securities, equity securities and equity-linked securities, the sale of assets, the entry into sale-leaseback transactions, as well as additional bilateral and syndicated secured and/or unsecured credit facilities, among other items. There can be no assurance as to the timing of any such issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all. In addition, the Company has received $936 million of funding under the CARES Act, which financial assistance subjects the Company and its business to certain restrictions. See “We are subject to certain restrictions on our business as a result of our participation in governmental programs under the CARES Act.”
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
The Company's substantial level of indebtedness, particularly following the additional liquidity transactions completed and contemplated in response to the impacts of COVID-19, and non-investment grade credit rating, as well as market conditions and the availability of assets as collateral for loans or other indebtedness, which has been reduced as a result of the $2.3 billion in secured term loan facilities entered into since the beginning of fiscal year 2020 and may be further reduced as the Company continues to seek material amounts of additional financial liquidity, together with the effect the COVID-19 pandemic has had on the global economy generally and the air transportation industry specifically, may make it difficult for the Company to raise additional capital if needed to meet its liquidity needs on acceptable terms, or at all.
See Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report for additional information regarding the Company's liquidity as of June 30, 2020.
COVID-19 has materially disrupted our strategic operating plans in the near-term, and there are risks to our business, operating results and financial condition associated with executing our strategic operating plans in the long-term.
COVID-19 has materially disrupted our strategic operating plans in the near-term, and there are risks to our business, operating results and financial condition associated with executing our strategic operating plans in the long-term. In recent years, we have announced several strategic operating plans, including several revenue-generating initiatives and plans to optimize our revenue, such as our plans to add capacity, including international expansion and new or increased service to mid-size airports, initiatives and plans to optimize and control our costs and opportunities to enhance our segmentation and improve the customer experience at all points in air travel. Most recently, in July 2020, we announced a strategic partnership with American Airlines Group Inc. (“AAL”), designed to optimize the Company and AAL’s network through certain flights operated by us and AAL to and from John F. Kennedy International Airport, LaGuardia Airport, Newark Liberty International Airport and Boston Logan International Airport. In developing our strategic operating plans, we make certain assumptions, including, but not limited to, those related to customer demand, competition, market consolidation, the availability of aircraft and the global economy. Actual economic, market and other conditions have been and may continue to be different from our assumptions. In 2020, demand has been, and is expected to continue to be, significantly impacted by COVID-19, which has materially disrupted the timely execution of our strategic operating plans, including plans to add capacity in 2020. If we do not successfully execute or adjust our strategic operating plans in the long-term, or if actual results continue to vary significantly from our prior assumptions or vary significantly from our future assumptions, our business, operating results and financial condition could be materially and adversely impacted.
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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On September 19, 2019, the Board of Directors approved a share repurchase program, or the 2019 Authorization, of up to $800 million worth of common stock beginning on October 1, 2019 and ending no later than December 31, 2021. Our share repurchase programs include authorization for repurchases in open market transactions pursuant to Rules 10b-18 and/or 10b5-1 of the Exchange Act, and/or one or more privately-negotiated accelerated stock repurchase transactions. The timing, price, and volume of any repurchases will be based on market conditions and other relevant factors. In accordance with the PSP Agreement, we are prohibited from making any share repurchases. We have accordingly suspended our share repurchase program. No shares were repurchased during the three months ended June 30, 2020.
In consideration for the Payroll Support Payment, on April 23, 2020, we issued warrants to purchase approximately 2.6 million shares of common stock to the Treasury at an exercise price of $9.50 per share. See Note 2 to our condensed consolidated financial statements.

ITEM 6. EXHIBITS
See accompanying Exhibit Index included after the signature page of this Report for a list of the exhibits filed or furnished with this Report.

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.1 to our Current Report on From 8-K dated May 14, 2020 and filed on May 20, 2020

3.2	Amended and Restated Bylaws of JetBlue Airways Corporation as of May 14, 2020—incorporated by reference to Exhibit 3.2 to our Current Report on From 8-K dated May 14, 2020 and filed on May 20, 2020
3.3.
Amended and Restated Bylaws of JetBlue Airways Corporation as of May 14, 2020 (marked)—incorporated by reference to Exhibit 3.3 to our Current Report on From 8-K dated May 14, 2020 and filed on May 20, 2020

4.1
Warrant Agreement, dated as of April 23, 2020, between JetBlue Airways Corporation and the United States Department of the Treasury—incorporated by reference to Exhibit 4.1 to our Quarterly Report on From 10-Q for the quarter ended March 31, 2020

4.2	Form of Warrant (incorporated by reference to Annex B to Exhibit 4.1)—incorporated by reference to Exhibit 4.2 to our Quarterly Report on From 10-Q for the quarter ended March 31, 2020
10.1
Payroll Support Program Agreement, dated as of April 23, 2020, between JetBlue Airways Corporation and the United States Department of the Treasury—incorporated by reference to Exhibit 10.3 to our Quarterly Report on From 10-Q for the quarter ended March 31, 2020

10.2
Promissory Note, dated as of April 23, 2020, issued by JetBlue Airways Corporation in the name of the United States of the Treasury—incorporated by reference to Exhibit 10.4 to our Quarterly Report on From 10-Q for the quarter ended March 31, 2020

10.3
Term Loan Credit Agreement dated as of June 17, 2020 among JetBlue Airways Corporation, as Borrower, the subsidiaries of the Borrower party hereto, as Guarantors, the Lenders party hereto, and Barclays Bank PLC, as Administrative Agent—incorporated by reference to Exhibit 10.1 to our Current Report on From 8-K dated June 17, 2020

10.4***	Amendment No. 14 to Airbus Family Purchase Agreement, dated as of May 4, 2020, between Airbus S.A.S. and JetBlue Airways Corporation
10.5†	JetBlue Airways Corporation 2020 Omnibus Equity Incentive Plan—incorporated by reference to Exhibit 10.31 to our Current Report on From 8-K dated May 14, 2020 and filed on May 20, 2020
10.6†	JetBlue Airways Corporation 2020 Crewmember Stock Purchase Plan—incorporated by reference to Exhibit 10.35 to our Current Report on From 8-K dated May 14, 2020 and filed on May 20, 2020
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
†	Compensatory plans in which directors and executive officers of JetBlue participate.
*	Filed herewith.
**	Furnished herewith.
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

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	July 31, 2020	By:	/s/ Alexander Chatkewitz
Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)