Form 10-Q
period 2020-09-30
JETBLUE AIRWAYS CORP
filed 2020-11-09
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of September 30, 2020, there were 272,483,649 shares outstanding of the registrant’s common stock, par value $0.01.

JETBLUE AIRWAYS CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share data)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,453	$959
Investment securities	566	369
Receivables, less allowance (2020-$2; 2019-$1)	91	231
Inventories, less allowance (2020-$26; 2019-$22)	70	81
Prepaid expenses and other	275	146
Total current assets	3,455	1,786
PROPERTY AND EQUIPMENT
Flight equipment	10,103	10,332
Predelivery deposits for flight equipment	441	433
Total flight equipment and predelivery deposits, gross	10,544	10,765
Less accumulated depreciation	2,799	2,768
Total flight equipment and predelivery deposits, net	7,745	7,997
Other property and equipment	1,210	1,145
Less accumulated depreciation	580	528
Total other property and equipment, net	630	617
Total property and equipment, net	8,375	8,614
OPERATING LEASE ASSETS	833	912
OTHER ASSETS
Investment securities	3	3
Restricted cash	52	59
Other	715	544
Total other assets	770	606
TOTAL ASSETS	$13,433	$11,918

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share data)

	September 30, 2020	December 31, 2019
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$407	$401
Air traffic liability	1,253	1,119
Accrued salaries, wages and benefits	391	376
Other accrued liabilities	244	295
Current operating lease liabilities	113	128
Current maturities of long-term debt and finance lease obligations	400	344
Total current liabilities	2,808	2,663
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS	4,439	1,990
LONG-TERM OPERATING LEASE LIABILITIES	782	690
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	1,092	1,251
Air traffic liability - loyalty non-current	512	481
Other	83	44
Total deferred taxes and other liabilities	1,687	1,776
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 431 and 427 shares issued and 273 and 282 shares outstanding at September 30, 2020 and December 31, 2019, respectively	4	4
Treasury stock, at cost; 158 and 145 shares at September 30, 2020 and December 31, 2019, respectively	(1,981)	(1,782)
Additional paid-in capital	2,355	2,253
Retained earnings	3,341	4,322
Accumulated other comprehensive (loss) income	(2)	2
Total stockholders’ equity	3,717	4,799
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,433	$11,918

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
OPERATING REVENUES
Passenger	$445	$2,005	$2,126	$5,838
Other	47	81	169	225
Total operating revenues	492	2,086	2,295	6,063
OPERATING EXPENSES
Aircraft fuel and related taxes	102	471	496	1,392
Salaries, wages and benefits	482	580	1,560	1,731
Landing fees and other rents	84	125	258	362
Depreciation and amortization	127	134	407	385
Aircraft rent	23	26	60	76
Sales and marketing	24	74	84	215
Maintenance, materials and repairs	111	158	344	482
Other operating expenses	167	271	560	833
Special items	(112)	—	(214)	14
Total operating expenses	1,008	1,839	3,555	5,490
OPERATING (LOSS) INCOME	(516)	247	(1,260)	573
OTHER INCOME (EXPENSE)
Interest expense	(56)	(18)	(121)	(57)
Capitalized interest	3	4	10	10
Gain on equity method investments	—	15	—	15
Interest income and other	(9)	6	(10)	7
Total other income (expense)	(62)	7	(121)	(25)
(LOSS) INCOME BEFORE INCOME TAXES	(578)	254	(1,381)	548
Income tax (benefit) expense	(185)	67	(400)	140
NET (LOSS) INCOME	$(393)	$187	$(981)	$408

(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(1.44)	$0.63	$(3.58)	$1.36
Diluted	$(1.44)	$0.63	$(3.58)	$1.35

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended September 30,
	2020	2019
NET (LOSS) INCOME	$(393)	$187
Changes in fair value of derivative instruments, net of reclassifications into earnings, net of deferred taxes of $(1) and $0 in 2020 and 2019, respectively	1	(2)
Total other comprehensive income (loss)	1	(2)
COMPREHENSIVE (LOSS) INCOME	$(392)	$185

	Nine Months Ended September 30,
	2020	2019
NET (LOSS) INCOME	$(981)	$408
Changes in fair value of derivative instruments, net of reclassifications into earnings, net of deferred taxes of $1 and $(1) in 2020 and 2019, respectively	(4)	2
Total other comprehensive (loss) income	(4)	2
COMPREHENSIVE (LOSS) INCOME	$(985)	$410

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(981)	$408
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income taxes	(351)	87
Impairment of long-lived assets	258	—
Depreciation	374	349
Amortization	33	36
Stock-based compensation	20	24
Gain on equity method investments	—	(15)
Changes in certain operating assets and liabilities	242	314
Deferred CARES Act grant	49	—
Losses on sale-leaseback transactions	106	—
Other, net	27	(5)
Net cash (used in) provided by operating activities	(223)	1,198
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(529)	(505)
Predelivery deposits for flight equipment	(67)	(172)
Purchase of held-to-maturity investments	—	(353)
Proceeds from the maturities of held-to-maturity investments	21	495
Purchase of available-for-sale securities	(1,162)	(761)
Proceeds from the sale of available-for-sale securities	944	730
Proceeds from sale-leaseback transactions	209	—
Other, net	(1)	(11)
Net cash (used in) investing activities	(585)	(577)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	2,541	218
Proceeds from short-term borrowings	981	—
Proceeds from sale-leaseback transactions	236	—
Proceeds from issuance of common stock	22	27
Proceeds from issuance of stock warrants	28	—
Repayment of long-term debt and finance lease obligations	(272)	(258)
Repayment of short-term borrowings	(1,000)	—
Acquisition of treasury stock	(167)	(381)
Other, net	—	(3)
Net cash provided by (used in) financing activities	2,369	(397)
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,561	224
Cash, cash equivalents and restricted cash at beginning of period	1,018	533
Cash, cash equivalents and restricted cash at end of period(1)	$2,579	$757

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2020	2019
SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest (net of amount capitalized)	$37	$50
Cash payments for income taxes (net of refunds)	—	(54)
NON-CASH TRANSACTONS
Right-of-use assets acquired under operating leases	$144	$6

(1) Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
	September 30, 2020	September 30, 2019
Cash and cash equivalents	$2,453	$695
Short-term restricted cash recorded within prepaid expenses and other	74	—
Restricted cash	52	62
Total cash, cash equivalents and restricted cash	$2,579	$757

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in millions)

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2020	430	$4	158	$(1,981)	$2,340	$3,734	$(3)	$4,094
Net (loss)	—	—	—	—	—	(393)	—	(393)
Other comprehensive income	—	—	—	—	—	—	1	1
Vesting of restricted stock units	1	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	5	—	—	5
CARES Act warrant issuance	—	—	—	—	10	—	—	10
Balance at September 30, 2020	431	$4	158	$(1,981)	$2,355	$3,341	$(2)	$3,717

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2019	425	$4	129	$(1,503)	$2,221	$3,974	$1	$4,697
Net income	—	—	—	—	—	187	—	187
Other comprehensive (loss)	—	—	—	—	—	—	(2)	(2)
Vesting of restricted stock units	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	7	—	—	7
Shares repurchased	—	—	8	(125)	—	—	—	(125)
Balance at September 30, 2019	425	$4	137	$(1,628)	$2,228	$4,161	$(1)	$4,764

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	427	$4	145	$(1,782)	$2,253	$4,322	$2	$4,799
Net (loss)	—	—	—	—	—	(981)	—	(981)
Other comprehensive (loss)	—	—	—	—	—	—	(4)	(4)
Vesting of restricted stock units	2	—	—	(7)	—	—	—	(7)
Stock compensation expense	—	—	—	—	20	—	—	20
Stock issued under Crewmember stock purchase plan	2	—	—	—	22	—	—	22
Shares repurchased	—	—	13	(192)	32	—	—	(160)
CARES Act warrant issuance	—	—	—	—	28	—	—	28
Balance at September 30, 2020	431	$4	158	$(1,981)	$2,355	$3,341	$(2)	$3,717

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018	422	$4	116	$(1,272)	$2,203	$3,753	$(3)	$4,685
Net income	—	—	—	—	—	408	—	408
Other comprehensive income	—	—	—	—	—	—	2	2
Vesting of restricted stock units	1	—	1	(6)	—	—	—	(6)
Stock compensation expense	—	—	—	—	24	—	—	24
Stock issued under Crewmember stock purchase plan	2	—	—	—	26	—	—	26
Shares repurchased	—	—	20	(350)	(25)	—	—	(375)
Balance at September 30, 2019	425	$4	137	$(1,628)	$2,228	$4,161	$(1)	$4,764

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
Held-to-maturity investment securities. We did not have any held-to-maturity investments as of September 30, 2020. We did not record any significant gains or losses on these securities during the three and nine months ended September 30, 2020 or 2019. The estimated fair value of these investments approximated their carrying value as of December 31, 2019.
The aggregate carrying values of our short-term and long-term investment securities consisted of the following at September 30, 2020 and December 31, 2019 (in millions):

	September 30, 2020	December 31, 2019
Available-for-sale securities
Time deposits	$561	$325
Commercial paper	—	20
Debt securities	8	6
Total available-for-sale securities	569	351
Held-to-maturity securities
Corporate bonds	—	21
Total held-to-maturity securities	—	21
Total investment securities	$569	$372

Other Investments
Our wholly-owned subsidiary, JetBlue Technology Ventures, LLC, or JTV, has equity investments in emerging companies which do not have readily determinable fair values. In accordance with Accounting Standards Update ("ASU") 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, we account for these investments using a measurement alternative which allows entities to measure these investments at cost, less any impairment, adjusted for changes from observable price changes in orderly transactions for identifiable or similar investments of the same issuer. The carrying amount of these investments was $40 million and $41 million as of September 30, 2020 and December 31, 2019, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

We have an approximate 10% ownership interest in the TWA Flight Center Hotel at John F. Kennedy International Airport and it is also accounted for under the measurement alternative. The carrying amount of this investment was $14 million and $13 million as of September 30, 2020 and December 31, 2019, respectively.

Equity Method Investments
Investments in which we can exercise significant influence are accounted for using the equity method in accordance with Topic 323, Investments - Equity Method and Joint Ventures of the FASB Accounting Standards Codification ("Codification"). The carrying amount of our equity method investments was $35 million and $38 million as of September 30, 2020 and December 31, 2019, respectively, and is included within other assets on our consolidated balance sheets.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2—The COVID-19 Pandemic
The unprecedented coronavirus ("COVID-19") pandemic and the related travel restrictions and physical distancing measures implemented throughout the world have significantly reduced demand for air travel. Beginning in March 2020, large public events were canceled, governmental authorities began imposing restrictions on non-essential activities, businesses suspended travel, and popular leisure destinations temporarily closed to visitors. Certain countries have imposed bans on international travelers for specified periods or indefinitely.
Demand for air travel began to weaken at the end of February 2020. The pace of decline accelerated throughout March into April 2020 and has remained depressed. This decline in demand has had a material adverse impact on our operating revenues and financial position. During the third quarter of 2020, our operating revenues were 76% lower than the same quarter of 2019. Although demand improved compared to the second quarter of 2020, it remains significantly lower than in prior years. The exact timing and pace of the recovery is uncertain given the significant impact of the pandemic on the overall U.S. and global economy. Some states have experienced a resurgence of COVID-19 cases after reopening and as a result, certain other states, such as New York, have implemented travel restrictions or advisories for travelers from such states. We have also seen a similar resurgence of COVID-19 cases in other countries and we expect to see fluctuations in the number of cases, which we believe will result in actions by governmental authorities restricting activities. We expect the demand environment to remain depressed until an accepted treatment and/or vaccine for COVID-19 is widely available. Our response to the pandemic and the measures we take to secure additional liquidity may be modified as we have more clarity on the timing of demand recovery.
In response to these developments, since March 2020 we have implemented the following measures to focus on the safety of our customers, our crewmembers, and our business.
Customers and Crewmembers
The safety of our customers and crewmembers continues to be a priority. As the COVID-19 pandemic has developed, we have taken steps to promote physical distancing and implemented new procedures that reflect the recommendations of health experts, including some of the following:

•	Introduced "Safety from the Ground Up", an initiative with a multi-layer approach that encompasses enhanced safety and cleaning measures on our flights, at our airports, and in our offices;

•	Instituted temperature checks for our customer-facing and support-center crewmembers;

•	Updated our sick leave policy to provide up to 14 days of paid sick leave for crewmembers who have been diagnosed with COVID-19 or are required to quarantine;

•	Implemented a framework for internal contact tracing, crewmember notification, and a return to work clearance process for all crewmembers, wherever they may be located;

•	Required face coverings for all crewmembers while boarding, in flight, and when physical distancing cannot be maintained;

•	Administered more frequent disinfecting of common surfaces and areas with high touchpoints in our facilities;

•	Enhanced daily and overnight cleaning of our aircraft and all facilities, using electrostatic spraying of disinfectant in the cabins of aircraft parked overnight at selected focus cities;

•	Required customers to wear face coverings during check-in, boarding, and inflight;

•	Limited the number of seats available to be sold on most flights; we plan to continue limiting the capacity on our flights to less than 70% through December 1, 2020;

•	Suspended group boarding and implemented a back-to-front boarding process to minimize passing in the aisle;

•	Eliminated layovers for crewmembers in New York City and worked with crew transportation companies to ensure physical distancing;

•	Implemented jump seat buffers on our flights to further promote physical distancing measures;

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

•
Provided enhanced flexibility to our customers by waiving change and cancel fees for customers with existing bookings made through February 28, 2021, while also extending the expiration date of travel credits issued between February 27, 2020 and June 30, 2020 for flight purchases to 24 months; and

•	Announced our partnership with Vault Health to provide discounted at-home COVID-19 testing to customers with pending travel plans.
Our Business
The COVID-19 pandemic drove a significant decline in demand beginning in the second half of March 2020. We have significantly reduced our capacity to a level that maintains essential services to align with demand. Our capacity for the third quarter of 2020 declined by 58% year-over-year. For the fourth quarter of 2020, we expect capacity to be down by at least 45%, as compared to the same period in prior year. As a result of the significant reduction in demand expectations and lower capacity, we have temporarily parked a portion of our fleet.
The reductions in demand and in our capacity have resulted in a significant reduction to our revenue. As a result, we have, and will continue to implement cost saving initiatives to reduce our overall level of cash spend. Some of the initiatives we have undertaken include:

•	Adjustments in flying capacity to align with the expected demand.
•Temporary consolidations of our operations in certain cities that contain multiple airport locations.

•	Renegotiated service rates with business partners and extended payment terms.
•Instituted a company-wide hiring freeze.

•	Implemented salary reductions of 20% to 50% for our officers through September 30, 2020, and 10% to 20% in the fourth quarter of 2020.

•	Offered crewmembers voluntary time off and separation programs, with most departures for the separation program occurring during the third quarter.
At September 30, 2020, we had cash, cash equivalents, short-term investments, and short-term restricted cash of approximately $3.1 billion. We believe the unprecedented impact of COVID-19 on the demand for air travel and the corresponding decline in revenue will continue to have an adverse impact on our operating cash flow. Given this situation, we have taken actions to increase liquidity, strengthen our financial position, and conserve cash. Some of the actions we have taken since the onset of the pandemic through September 30, 2020 include:

•
Executed a new $1.0 billion 364-day delayed draw term loan agreement in March 2020 and immediately drew down on the facility for the full amount available. This term loan facility was repaid during the third quarter.

•	Borrowed on our existing $550 million revolving credit facility in April 2020.

•	Executed a $150 million pre-purchase arrangement of TrueBlue® points with our co-brand credit card partner in April 2020.

•	Suspended non-critical capital expenditure projects.

•	Amended our purchase agreement with Airbus which changed the timing of our Airbus A321 and A220 deliveries in May 2020.

•	Suspended share repurchases.

•	Obtained $963 million of government funding under the Payroll Support Program of The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which is discussed further below.

•	Executed a $750 million term loan credit facility and immediately drew down on the facility for the full amount available in June 2020.

•	Entered into $445 million of sale-leaseback transactions; which is discussed further below.

•
Completed public placements of equipment notes in an aggregate principal amount of $923 million secured by 49 Airbus A321 aircraft in August 2020, which is discussed further in Note 4 to our condensed consolidated financial

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

statements. The net proceeds were primarily used to repay the outstanding borrowings under our 364-day delayed draw term loan facility that was due to be repaid in March 2021.

•
Entered into a Loan and Guarantee agreement with the United States Department of the Treasury ("Treasury") under the Loan Program of the CARES Act which gives us access to loans in an aggregate principal amount of up to $1.14 billion until March 26, 2021, which is discussed further below. We made a drawing of $115 million under the Loan Program on September 29, 2020.

As a result of these activities, we had $2.5 billion in unrestricted and short-term restricted cash as of September 30, 2020.
In the second quarter of 2020, we executed $118 million of sale-leaseback transactions. These transactions did not qualify as sales for accounting purposes. The assets associated with these transactions remain on our consolidated balance sheets within property and equipment and the related liabilities under the lease are classified within debt and finance leases obligations. These transactions are treated as cash from financing activities on our condensed consolidated statements of cash flows.
In the third quarter of 2020, we executed $327 million of sale-leaseback transactions. Of these transactions, $118 million did not qualify as sales for accounting purposes. The remaining $209 million qualified as sales and generated a loss of $106 million. The assets associated with sale-leaseback transactions which qualified as sales are recorded within operating lease assets. The liabilities are recorded within current operating lease liabilities and long-term operating lease liabilities on our consolidated balance sheets. These transactions are treated as cash from investing activities on our condensed consolidated statements of cash flows.
In October 2020, we further amended our our purchase agreement with Airbus to defer several aircraft deliveries, resulting in approximately $2.0 billion of reduction in aircraft capital expenditures through 2022.
We also executed $59 million of sale-leaseback transactions in October 2020.
In November 2020, we entered into an agreement with the Treasury to increase our borrowing capacity under the Loan Program of the CARES Act to $1.95 billion.
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
As discussed above, our operations were adversely impacted by the unprecedented decline in demand for travel caused by the COVID-19 pandemic. To determine if impairment exists in our fleet, we grouped our aircraft by fleet-type and estimated their future cash flows based on projections of capacity, aircraft age, maintenance requirements, and other relevant conditions. Based on the assessment, we determined the future cash flows from the operation of our Embraer E190 fleet were lower than the carrying value. For those aircraft, including the ones that are under operating lease, and related spare parts in our Embraer E190 fleet, we recorded an impairment loss of $56 million and $258 million for the three and nine months ended September 30, 2020, respectively. These losses represent the difference between the book value of these assets and their fair value. We estimated the fair value of our Embraer E190 fleet using third party valuations and considered specific circumstances such as aircraft age, maintenance requirements and condition, and therefore classified as Level 3 in the fair value hierarchy. We evaluated the remaining fleet and determined the future cash flows of our Airbus A320 and Airbus A321 fleet exceeded their carrying value as of September 30, 2020. As the extent of the ongoing impact from the COVID-19 pandemic remains uncertain, we expect to update our assessment from time to time, as new information becomes available.
Valuation of Indefinite-Lived Intangibles
Our intangible assets consist primarily of acquired take-off and landing slots, or Slots, at certain domestic airports. Slots are the rights to take-off or land at a specific airport during a specific time period of the day and are a means by which airport capacity and congestion can be managed. We account for Slots at High Density Airports, including Reagan National Airport in Washington, D.C., LaGuardia Airport, and JFK Airport, both in New York City, as indefinite life intangible assets which result in no amortization expense. We evaluate our intangible assets for impairment at least annually or when events and

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

circumstances indicate they may be impaired. Indicators include operating or cash flow losses as well as various market factors to determine if events and circumstances could reasonably have affected the fair value. We performed an impairment assessment as of September 30, 2020 and determined our indefinite-lived intangible assets are not impaired.
The Coronavirus Aid, Relief, and Economic Security Act
On March 27, 2020, Congress passed the CARES Act. Under the CARES Act, assistance was made available to the aviation industry in the form of direct payroll support (the "Payroll Support Program") and secured loans (the "Loan Program").
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
On September 30, 2020, Treasury provided us a payment of $27 million (the "Additional Payroll Support Payment"), consisting of $19 million in grants and $8 million in an unsecured term loan under the PSP Agreement. The terms of the unsecured term loan are identical to those under the initial loan issued on April 23, 2020. In consideration for the Additional Payroll Support Payment, we issued warrants to purchase approximately 85,540 additional shares of our common stock to the Treasury at an exercise price of $9.50 per share (the "Additional PSP Warrants"). The Additional PSP Warrants have the same terms and exercise price as the initial warrants issued on April 23, 2020 under the Payroll Support Program.
The total payroll support funding of $963 million received under the CARES Act was originally classified as short-term restricted cash since the funds had to be utilized to pay the salaries and benefits costs of our crewmembers. The funds are reclassified from short-term restricted cash within prepaid expenses and other on our consolidated balance sheets to cash and cash equivalents when the funds are utilized. As of September 30, 2020, $74 million of payroll support funding remained available.
The carrying value relating to the payroll support grants is recorded within other liabilities and will be recognized as a contra-expense within special items on our consolidated statements of operations as the funds are utilized. The relative fair value of the warrants, estimated to be $19 million, was recorded within stockholder's equity and reduced the total carrying value of the grants to $685 million. As of September 30, 2020, the carrying value of the grants was $49 million. Proceeds from the payroll support grants and from the issuance of warrants were classified within operating activities and financing activities, respectively, on our condensed consolidated statements of cash flows.
The carrying value relating to the unsecured term loan is recorded within long-term debt and finance lease obligations on our consolidated balance sheets. The proceeds from the loan were classified as financing activities on our consolidated statement of cash flows.
On April 29, 2020, we submitted our application for the Loan Program of the CARES Act. Under the Loan Program, we have the ability to borrow up to approximately $1.14 billion from the Treasury. Any loans issued under the Loan Program are expected to be senior secured obligations of the Company. If we accept the full amount of the loan, we will issue warrants to purchase approximately 12.0 million shares of our common stock to the Treasury. Any amount received under the Loan Program will be subject to the relevant provisions of the CARES Act, including many of those described above under the Payroll Support Program.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On September 29, 2020, we entered into a Loan and Guarantee Agreement (the "Loan Agreement") with the Treasury under the Loan Program of the CARES Act. Pursuant to the Loan Agreement, Treasury agreed to extend loans to us in an aggregate principal amount of up to $1.14 billion until March 26, 2021, subject to specified terms. Unless otherwise terminated early, all borrowings under the Loan Agreement are due and payable on the fifth anniversary of the initial borrowing date. We drew $115 million under the Loan Agreement on September 29, 2020. Borrowings under the Loan Agreement bear interest at a variable rate equal to LIBOR (or another rate based on certain market interest rates, plus a margin of 1% per annum, in each case with a floor of 0%), plus a margin of 2.75% per annum. Our obligations under the Loan Agreement are secured by liens on (i) certain eligible aircraft collateral, (ii) certain loyalty program assets, including JetBlue's rights in certain loyalty program agreements, loyalty program data and intellectual property, and (iii) certain cash accounts (collectively, the "Collateral"). Under the terms of the Loan Agreement, we may also pledge eligible spare parts, slots, gates and routes, and additional aircraft, real property, ground support equipment, flight simulators and equity interests. The Loan Agreement includes affirmative and negative covenants that restrict our ability to, among other things, dispose of Collateral, merge, consolidate or sell assets, incur certain additional indebtedness or pay certain dividends. In addition, we are required to maintain unrestricted cash and cash equivalents and unused commitments available under all revolving credit facilities aggregating not less than $550 million and to maintain a minimum ratio of the borrowing base of the Collateral (determined as the sum of a specified percentage of the appraised value of each type of Collateral) to outstanding obligations under the Loan Agreement of not less than 1.6 to 1.0. If we do not meet the minimum collateral coverage ratio, we must either provide additional Collateral to secure our obligations under the Loan Agreement or repay the loans by an amount necessary to maintain compliance with the collateral coverage ratio. The Loan Agreement contains events of default customary for similar financings. Upon the occurrence of an event of default, the outstanding obligations under the Loan Agreement may be accelerated and become due and payable immediately. In addition, if certain change of control events were to occur with respect to JetBlue, we would be required to prepay the loans in full under the Loan Agreement.
In connection with the Loan Agreement, on September 29, 2020, we entered into a warrant agreement with Treasury, pursuant to which we agreed to issue to Treasury warrants to purchase approximately 1.2 million shares of our common stock at an exercise price of $9.50 per share.
As previously discussed, we entered into an agreement with the Treasury to increase our borrowing capacity under the Loan Program of the CARES Act to $1.95 billion in November 2020.
The CARES Act also provides for deferred payments of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. We have deferred $36 million in payments through September 30, 2020. We expect to defer approximately $13 million of additional payments for the remainder of 2020.
Income Taxes
Among other things, the CARES Act allows a five-year carryback period for tax losses generated in 2018 through 2020.  As a result, our effective tax rate includes an income tax benefit related to anticipated refunds from tax losses generated during 2020 that are permitted to be carried back to certain years when the U.S. federal income tax rate was 35%. A benefit of $10 million was recorded in the quarter related to the release of a valuation allowance to adjust deferred tax assets to an amount we consider is more likely than not to be realized. Because realizability is dependent on future income, we plan to continue monitoring and updating our assessment and it is possible tax attributes may require a valuation allowance in future periods.

Note 3— Revenue Recognition
The Company categorizes the revenues received from contracts with its customers by revenue source as we believe it best depicts the nature, amount, timing, and uncertainty of our revenue and cash flow. The following table provides the revenues recognized by revenue source for the three and nine months ended September 30, 2020 and 2019 (in millions):

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Passenger revenue
Passenger travel	$420	$1,914	$1,973	$5,563
Loyalty revenue - air transportation	25	91	153	275
Other revenue
Loyalty revenue	38	54	127	146
Other revenue	9	27	42	79
Total revenue	$492	$2,086	$2,295	$6,063

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
Contract Liabilities
Our contract liabilities primarily consist of ticket sales for which transportation has not yet been provided, unused credits available to customers, and outstanding loyalty points available for redemption (in millions):

	September 30, 2020	December 31, 2019
Air traffic liability - passenger travel	$1,020	$929
Air traffic liability - loyalty program (air transportation)	703	661
Deferred revenue	42	10
Total	$1,765	$1,600

During the nine months ended September 30, 2020 and 2019, we recognized passenger revenue of $697 million and $856 million respectively, that was included in passenger travel liability at the beginning of the respective periods.
The Company elected the practical expedient that allows entities to not disclose the amount of the remaining transaction price and its expected timing of recognition for passenger tickets if the contract has an original expected duration of one year or less or if certain other conditions are met. We elected to apply this practical expedient to our contract liabilities relating to passenger travel and ancillary services as our tickets or any related passenger credits generally expire one year from the date of issuance.
In response to the impact of COVID-19 on air travel, we extended the expiration dates for travel credits issued from February 27 through June 30, 2020 to a 24 month period. Accordingly, any revenue associated with these travel credits, which are deferred in air traffic liability, will be recognized within 24 months. We continue to monitor our customers' behavior to determine whether any portion of these travel credits may need to be classified as non-current on our consolidated balance sheets. Given the change in contract duration, our estimates of revenue from unused tickets may be subject to variability and differ from historical experience.
TrueBlue® points are combined in one homogeneous pool and are not separately identifiable. As such, the revenue is comprised of the points that were part of the air traffic liability balance at the beginning of the period as well as points that were issued during the period.
In April 2020, we executed a pre-purchase arrangement of TrueBlue® points with our co-brand credit card partner for $150 million. The funds are expected to be applied to future point purchases ratably over the course of one year. As the funds are not yet associated with a point, they are considered to be short-term and have been included within other accrued liabilities on our consolidated balance sheets. The carrying value of this arrangement was approximately $75 million as of September 30, 2020. The proceeds from this arrangement were classified within operating activities on our condensed consolidated statements of cash flows.
The table below presents the activity of the current and non-current air traffic liability for our loyalty program, and includes points earned and sold to participating companies for the nine months ended September 30, 2020 and 2019 (in millions):

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Balance at December 31, 2019	$661
TrueBlue® points redeemed	(153)
TrueBlue® points earned and sold	195
Balance at September 30, 2020	$703

Balance at December 31, 2018	$580
TrueBlue® points redeemed	(275)
TrueBlue® points earned and sold	342
Balance at September 30, 2019	$647

The timing of our TrueBlue® point redemptions can vary; however, the majority of our points are redeemed within approximately three years of the date of issuance.

Note 4—Long-term Debt, Short-term Borrowings and Finance Lease Obligations
During the nine months ended September 30, 2020, we made principal payments of $1.3 billion on our outstanding debt and finance lease obligations. Of this amount, $998 million represents the early repayment of outstanding balance on our 364-day delayed draw term loan facility during the third quarter.
We had pledged aircraft, engines, other equipment, and facilities with a net book value of $6.2 billion at September 30, 2020 as security under various financing arrangements.
At September 30, 2020, scheduled maturities of our long-term debt and finance lease obligations were $95 million for the remainder of 2020, $438 million in 2021, $417 million in 2022, $1.1 billion in 2023, $966 million in 2024, and $1.9 billion thereafter.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The carrying amounts and estimated fair values of our long-term debt, net of debt acquisition costs, at September 30, 2020 and December 31, 2019 were as follows (in millions):

	September 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value(2)	Carrying Value	Estimated Fair Value(2)
Public Debt
Fixed rate special facility bonds, due through 2036	$42	$43	$42	$46
Fixed rate enhanced equipment notes:
2019-1 Series AA, due through 2032	574	414	581	586
2019-1 Series A, due through 2028	179	146	181	186
2019-1 Series B, due through 2027	114	142	—	—
2020-1 Series A, due through 2032	628	611	—	—
2020-1 Series B, due through 2028	170	213	—	—
Non-Public Debt
Fixed rate enhanced equipment notes, due through 2023	114	115	133	141
Floating rate equipment notes, due through 2028	164	150	201	207
Fixed rate equipment notes, due through 2028	935	920	1,107	1,201
Floating rate term loan credit facility, due through 2024	709	750	—	—
Unsecured CARES Act Payroll Support Program loan, due through 2030	259	192	—	—
Secured CARES Act Loan, due through 2025	105	100	—	—
2020 sale-leaseback transactions, due through 2024	235	262	—	—
Citibank line of credit, due through 2023	546	520	—	—
Total(1)	$4,774	$4,578	$2,245	$2,367

(1) Total excludes finance lease obligations of $65 million and $89 million at September 30, 2020 and December 31, 2019, respectively.
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
The interest rate on our outstanding balance was 6.25% as of September 30, 2020.
Unsecured CARES Act Payroll Support Program Loan
As discussed in Note 2 to our condensed consolidated financial statements, on April 23, 2020, we entered into the PSP Agreement under the CARES Act with the Treasury. Pursuant to the agreement, JetBlue received a Payroll Support Payment of $936 million (the "Payroll Support Payment") which included a grant of $685 million and a promissory note for $251 million. The note matures 10 years after issuance and is payable in a lump sum at maturity. As part of the agreement, JetBlue issued to the Treasury warrants to acquire more than 2.6 million shares of our common stock under the program. The warrants expire five years after issuance.
On September 30, 2020, Treasury provided us Additional Payroll Support Payment of $27 million consisting of $19 million in grants and $8 million in an unsecured term loan under the PSP Agreement. The terms of the unsecured term loan are identical to those under the initial loan issued on April 23, 2020. In consideration for the Additional Payroll Support Payment, we issued Additional PSP Warrants to purchase approximately 85,540 additional shares of our common stock to the Treasury at an exercise price of $9.50 per share. The Additional PSP Warrants have the same terms and exercise price as the initial warrants issued on April 23, 2020.
Secured CARES Act Loan Program
As discussed in Note 2 to our condensed consolidated financial statements, on April 29, 2020, we submitted our application for the Loan Program of the CARES Act. Under the Loan Program, we have the ability to borrow up to approximately $1.14 billion from the Treasury. Any loans issued under the Loan Program are expected to be senior secured obligations of the Company. If we accept the full amount of the loan, we will issue warrants to purchase approximately 12.0 million shares of our common stock to the Treasury. Any amount received under the Loan Program will be subject to the relevant provisions of the CARES Act, including many of those described above under the Payroll Support Program.
On September 29, 2020, we entered into the Loan Agreement with the Treasury under the Loan Program of the CARES Act. Pursuant to the Loan Agreement, Treasury agreed to extend loans to us in an aggregate principal amount of up to $1.14 billion until March 26, 2021, subject to specified terms. Unless otherwise terminated early, all borrowings under the Loan Agreement are due and payable on the fifth anniversary of the initial borrowing date. We made a drawing of $115 million under the Loan Agreement on September 29, 2020. Borrowings under the Loan Agreement bear interest at a variable rate equal to LIBOR (or another rate based on certain market interest rates, plus a margin of 1% per annum, in each case with a floor of 0%), plus a margin of 2.75% per annum. Our obligations under the Loan Agreement are secured by liens on (i) certain eligible aircraft collateral, (ii) certain loyalty program assets, including JetBlue's rights in certain loyalty program agreements, loyalty program data and intellectual property, and (iii) certain cash accounts (collectively, the "Collateral"). Under the terms of the Loan Agreement, we may also pledge eligible spare parts, slots, gates and routes, and additional aircraft, real property, ground support equipment, flight simulators and equity interests. The Loan Agreement includes affirmative and negative covenants that restrict our ability to, among other things, dispose of Collateral, merge, consolidate or sell assets, incur certain additional indebtedness or pay certain dividends. In addition, we are required to maintain unrestricted cash and cash equivalents and unused commitments available under all revolving credit facilities aggregating not less than $550 million and to maintain a minimum ratio of the borrowing base of the Collateral (determined as the sum of a specified percentage of the appraised value of each type of Collateral) to outstanding obligations under the Loan Agreement of not less than 1.6 to 1.0. If we do not meet the minimum collateral coverage ratio, we must either provide additional Collateral to secure our obligations under the Loan Agreement or repay the loans by an amount necessary to maintain compliance with the collateral coverage ratio. The Loan Agreement contains events of default customary for similar financings. Upon the occurrence of an event of default, the outstanding obligations under the Loan Agreement may be accelerated and become due and payable immediately. In addition, if certain change of control events occur with respect to JetBlue, we will be required to prepay the loans in full under the Loan Agreement.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In connection with the Loan Agreement, on September 29, 2020, we entered into a warrant agreement with Treasury, pursuant to which we agreed to issue to Treasury warrants to purchase approximately 1.2 million shares of our common stock at an exercise price of $9.50 per share.
In November 2020, we entered into an agreement with the Treasury to increase our borrowing capacity under the Loan Program of the CARES Act to $1.95 billion.
Fixed Rate Enhanced Equipment Notes
2020-1A and B Equipment Notes
In August 2020, we completed a public placement of equipment notes in an aggregate principal amount of $808 million secured by 24 Airbus A321 aircraft. The equipment notes were issued in two series: (i) Series A, bearing interest at the rate of 4.00% per annum in the aggregate principal amount equal to $636 million, and (ii) Series B, bearing interest at the rate of 7.75% per annum in the aggregate principal amount equal to $172 million. Principal and interest are payable semi-annually.
2019-1B Equipment Notes
In August 2020, we completed a public placement of equipment notes in an aggregate principal amount of $115 million bearing interest at a rate of 8.00% per annum. These equipment notes are secured by 25 Airbus A321 aircraft, which were included in the collateral pool of our 2019-1 Series AA and Series A offerings completed in November 2019. Principal and interest are payable semi-annually.
2020 Sale-Leaseback Transactions
In the second quarter of 2020, we executed $118 million of sale-leaseback transactions. These transactions did not qualify as sales for accounting purposes. The assets associated with these transactions remain on our consolidated balance sheets within property and equipment and the related liabilities under the lease are classified within debt and finance leases obligations. These transactions are treated as cash from financing activities on our condensed consolidated statements of cash flows.
In the third quarter of 2020, we executed $327 million of sale-leaseback transactions. Of these transactions, $118 million did not qualify as sales for accounting purposes. The remaining $209 million qualified as sales and generated a loss of $106 million. The assets associated with sale-leaseback transactions which qualified as sales are recorded within operating lease assets. The liabilities are recorded within current operating lease liabilities and long-term operating lease liabilities on our consolidated balance sheets. These transactions are treated as cash from investing activities on our condensed consolidated statements of cash flows.
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
We borrowed the full amount of $550 million under this revolving credit facility on April 22, 2020. The interest rate on our outstanding balance was 2.22% as of September 30, 2020.
Short-term Borrowings
Morgan Stanley Delayed Draw Term Loan Agreement
In March 2020, we entered into a 364-day delayed draw term loan credit agreement with Morgan Stanley Senior Funding Inc., as the administrative agent. The delayed draw term loan agreement provided for a term loan facility of up to $1 billion. Borrowings under the credit agreement bear interest at a variable rate equal to LIBOR (but not less than 1% per annum), plus a margin, or at our election, another rate based on certain market interest rates.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Our obligations under the delayed draw term loan agreement were secured by liens on certain aircraft and spare engines. The delayed draw term loan agreement includes provisions that require us to maintain unrestricted cash and cash equivalents and unused commitments available under all revolving credit facilities (including the term loan facility) aggregating not less than $550 million.
We borrowed the full amount of the term loan facility in March 2020. Amortization payments equal to 0.25% of the outstanding principal of the term loan will be due on the last day of each quarter during the term. The remaining outstanding principal amount of the term loan was required be repaid in a single installment on the maturity date on March 15, 2021. We may prepay all or a portion of the term loan from time to time, at par plus accrued and unpaid interest.
We repaid the full balance of this facility during the third quarter of 2020.
Morgan Stanley Line of Credit
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon LIBOR, plus a margin. As of and for the periods ended September 30, 2020 and December 31, 2019, we did not have a balance outstanding or any borrowings under this line of credit.

Note 5—(Loss) Earnings Per Share
Basic earnings per share is calculated by dividing net (loss) income by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated similarly but includes potential dilution from restricted stock units, the Crewmember Stock Purchase Plan, and any other potentially dilutive instruments using the treasury stock method. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounts were 1.9 million and 1.7 million for the three and nine months ended September 30, 2020, respectively. There were no anti-dilutive common stock equivalents during the three and nine months ended September 30, 2019.
The following table shows how we computed basic and diluted earnings per common share for the three and nine months ended September 30, 2020 and 2019 (dollars and share data in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(393)	$187	$(981)	$408

Weighted average basic shares	272.4	294.0	274.3	300.1
Effect of dilutive securities	—	1.9	—	1.7
Weighted average diluted shares	272.4	295.9	274.3	301.8

(Loss) earnings per common share
Basic	$(1.44)	$0.63	$(3.58)	$1.36
Diluted	$(1.44)	$0.63	$(3.58)	$1.35
On February 24, 2020, JetBlue entered into an accelerated share repurchase agreement, or ASR, paying $160 million for an initial delivery of 6.6 million shares. The term of the ASR concluded on March 16, 2020 with a delivery of 4.9 million additional shares to JetBlue on March 18, 2020. A total of 11.5 million shares, at an average price of $13.91 per share, were repurchased under the agreement.
On September 6, 2019, JetBlue entered into an accelerated share repurchase agreement, or ASR, paying $125 million for an initial delivery of 6.0 million shares. The term of the ASR concluded on November 18, 2019 with delivery of 1.1 million additional shares to JetBlue on November 20, 2019. A total of 7.1 million shares, at an average price of $17.46 per share, were repurchased under the agreement.

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
Our share repurchase program has been suspended since March 31, 2020.

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
Total 401(k) company match, Retirement Plus, Retirement Advantage, pilot retirement contribution, and profit sharing expensed for the three months ended September 30, 2020 and 2019 was $42 million and $50 million, respectively, while the total amount expensed for the nine months ended September 30, 2020 and 2019 was $135 million and $148 million, respectively.

Note 7—Commitments and Contingencies
Flight Equipment Commitments
As of September 30, 2020, our firm aircraft orders consisted of 74 Airbus A321neo aircraft and 70 Airbus A220 aircraft, all scheduled for delivery through 2026. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits as of September 30, 2020 is approximately $0.2 billion for the remainder of 2020, $1.0 billion in 2021, $0.9 billion in 2022, $1.7 billion in 2023, $1.9 billion in 2024, and $2.1 billion thereafter.
In October 2020, we amended our purchase agreement with Airbus which changed the timing of our Airbus A321 deliveries and extended the delivery schedule through 2027. Following this amendment, our committed expenditures for aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits is approximately $0.2 billion for the remainder of 2020, $0.8 billion in 2021, $0.7 billion in 2022, $1.4 billion in 2023, $1.8 billion in 2024, and $2.9 billion thereafter.

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
As of September 30, 2020, we had approximately $25 million in assets serving as collateral for letters of credit relating to a certain number of our leases. These are included in restricted cash and expire at the end of the related lease terms. Additionally, we had approximately $25 million pledged related to our workers' compensation insurance policies and other business partner agreements, which will expire according to the terms of the related policies or agreements.
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
Amid the COVID-19 pandemic, we signed a letter of agreement with ALPA to avoid involuntary furloughs of our pilots until May 1, 2021 in exchange for short-term changes to the collective bargaining agreement.
In April 2018, JetBlue inflight crewmembers elected to be solely represented by the Transport Workers Union of America, or TWU. The NMB certified the TWU as the representative body for JetBlue inflight crewmembers. In October 2020, we reached a tentative agreement for our first collective bargaining agreement which is subject to a ratification vote. JetBlue can provide no assurance that the tentative agreement will be approved, and therefore the effect of any incentives and other provisions would be recorded upon final ratification.
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
The following table illustrates the approximate hedge percentages of our projected fuel usage by quarter as of September 30, 2020, related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

Jet fuel call spread option agreements
Fourth Quarter 2020	25%

The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

	September 30, 2020	December 31, 2019
Fuel derivatives
Asset fair value recorded in prepaid expense and other(1)	$—	$8
Longest remaining term (months)	3	6
Hedged volume (barrels, in thousands)	680	2,112
Estimated amount of existing losses (gains) expected to be reclassified into earnings in the next 12 months	$2	$(2)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fuel derivatives
Hedge effectiveness losses recognized in aircraft fuel expense	$2	$—	$5	$4
Losses on derivatives resulting from the discontinuance of hedge accounting recognized in interest income and other	1	—	6	—
Hedge losses (gains) on derivatives recognized in comprehensive income	—	2	11	1
Percentage of actual consumption economically hedged	27%	—%	25%	5%

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
There were no offsetting derivative instruments as of September 30, 2020 and December 31, 2019.

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
The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of September 30, 2020 and December 31, 2019 (in millions):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,330	$160	$—	$1,490
Available-for-sale investment securities	—	569	—	569

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$611	$30	$—	$641
Available-for-sale investment securities	—	351	—	351
Aircraft fuel derivatives	—	8	—	8
Refer to Note 4 to our condensed consolidated financial statements for fair value information related to our outstanding debt obligations as of September 30, 2020 and December 31, 2019.

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
Available-for-sale investment securities
Our available-for-sale investment securities include investments such as time deposits, commercial paper, and convertible debt securities. The fair values of these instruments are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. We did not record any material gains or losses on these securities during the three and nine months ended September 30, 2020 and 2019.
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
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10—Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives which qualify for hedge accounting. A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the three months ended September 30, 2020 and 2019 is as follows (in millions):

	Aircraft Fuel Derivatives(1)(2)	Total
Balance of accumulated (loss), at June 30, 2020	$(3)	$(3)
Reclassifications into earnings, net of deferred taxes of $(1)	1	1
Change in fair value, net of deferred taxes of $0	—	—
Balance of accumulated (loss), at September 30, 2020	$(2)	$(2)

Balance of accumulated income at June 30, 2019	$1	$1
Reclassifications into earnings, net of deferred taxes of $0	—	—
Change in fair value, net of deferred taxes of $0	(2)	(2)
Balance of accumulated (loss) at September 30, 2019	$(1)	$(1)

A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the nine months ended September 30, 2020 and 2019 is as follows (in millions):

	Aircraft Fuel Derivatives(1)(2)	Total
Balance of accumulated income, at December 31, 2019	$2	$2
Reclassifications into earnings, net of deferred taxes of $(4)	7	7
Change in fair value, net of deferred taxes of $5	(11)	(11)
Balance of accumulated (loss), at September 30, 2020	$(2)	$(2)

Balance of accumulated (loss), at December 31, 2018	$(3)	$(3)
Reclassifications into earnings, net of deferred taxes $(1)	3	3
Change in fair value, net of deferred taxes of $0	(1)	(1)
Balance of accumulated (loss), at September 30, 2019	$(1)	$(1)
(1) Reclassified to aircraft fuel expense.
(2) We made several capacity reductions in response to the COVID-19 pandemic. These capacity reductions led to the discontinuance of hedge accounting on a number of our aircraft fuel derivatives as the forecasted consumption of aircraft fuel was no longer probable. Losses of $1 million and $5 million that were previously deferred in other comprehensive loss were reclassified to interest income and other during the three and nine months ended September 30, 2020, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 11—Special Items
The following is a listing of special items presented on our consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Special Items
CARES Act payroll support grant recognition(1)	$(332)	$—	$(636)	$—
Fleet impairment(2)	56	—	258	—
Severance and benefit costs(3)	58	—	58	—
Losses on sale-leaseback transactions(4)	106	—	106	—
Embraer E190 fleet transition costs(5)	—	(3)	—	6
Union contract costs(6)	—	3	—	8
Total	$(112)	$—	$(214)	$14
(1) As discussed in Note 2 to our condensed consolidated financial statements, we entered into a PSP Agreement with the Treasury governing our participation in the Payroll Support Program under the CARES Act. Under the Payroll Support Program, Treasury provided us with payroll support funding totaling $963 million, consisting of $704 million in grants and $259 million in an unsecured term loan. The payroll support funds are to be used exclusively for the continuation of payment of crewmember wages, salaries and benefits. The carrying value of the payroll support grants is recorded within other liabilities and will be recognized as a contra-expense within special items on our consolidated statements of operations as the funds are utilized. We utilized $332 million and $636 million of the payroll support grants for the three and nine months ended September 30, 2020, respectively.
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
As discussed in Note 2 to our condensed consolidated financial statements, our operations were adversely impacted by the unprecedented decline in demand for travel caused by the COVID-19 pandemic. To determine if impairment exists in our fleet, we grouped our aircraft by fleet-type and estimated their future cash flows based on projections of capacity, aircraft age, maintenance requirements, and other relevant conditions. Based on the assessment, we determined the future cash flows from the operation our Embraer E190 fleet were lower than the carrying value. For those aircraft, including the ones that are under operating lease, and related spare parts in our Embraer E190 fleet, we recorded an impairment loss of $56 million and $258 million for the three and nine months ended September 30, 2020, respectively. These losses represent the difference between the book value of these assets and their fair value. We estimated the fair value of our Embraer E190 fleet using third party valuations and considered specific circumstances such as aircraft age, maintenance requirements and condition, and therefore classified as Level 3 in the fair value hierarchy. We evaluated the remaining fleet and determined the future cash flows of our Airbus A320 and Airbus A321 fleet exceeded their carrying value as of September 30, 2020. As the extent of the ongoing impact from the COVID-19 pandemic remains uncertain, we will update our assessment as new information becomes available
(3) The unprecedented declines in demand and in our capacity caused by COVID-19 has led to a significant reduction to our staffing needs. In June 2020, we announced a voluntary separation program which allowed eligible crewmembers the opportunity to voluntarily separate from the Company in exchange for severance, health coverage for a specified period of time, and travel privileges based on years of service. Virtually all of our crewmembers were eligible to participate in the voluntary separation program with the exception of our union-represented crewmembers and crewmembers of our wholly-owned subsidiaries (JetBlue Technology Ventures and JetBlue Travel Products). Separation agreements for the majority of the crewmembers who elected to participate in the voluntary program were executed in the third quarter. One time costs of $58 million, consisting of severance and health benefits, were recorded for the three months ended September 30, 2020 in connection with the program. Approximately $39 million of this charge was disbursed during the third quarter of 2020.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accruals related to the voluntary separation program are primarily recorded in accrued salaries, wages and benefits, and accounts payable on our consolidated balance sheets. Additional costs may be incurred as the remaining separation agreements are executed.
(4) In the third quarter of 2020, we executed $327 million of sale-leaseback transactions. Of these transactions, $118 million did not qualify as sales for accounting purposes. The remaining $209 million qualified as sales and generated a loss of $106 million. These losses represent the difference between the book value of these assets and their fair value. We estimated the fair value of the related aircraft considering third party valuations and considered specific circumstances such as aircraft age, maintenance requirements and condition, and therefore classified as Level 3 in the fair value hierarchy.
(5) In July 2018, we announced our decision to exit the Embraer E190 fleet and order 60 Airbus A220-300 aircraft, formerly known as the Bombardier CS300, for expected deliveries beginning in 2020 with the option for 60 additional aircraft. For the three and nine months ended September 30, 2019, fleet transition costs include certain contract termination costs associated with the transition.
(6) In April 2014, ALPA was certified by NMB as the representative body for JetBlue pilots after winning a representation election. We reached a final agreement for our first collective bargaining agreement which was ratified by the pilots in July 2018. The agreement is a four-year renewable contract, which became effective August 1, 2018 and included compensation, benefits, work rules, and other policies. For the three and nine months ended September 30, 2019, union contract costs primarily include various one-time costs incurred to implement the provisions of the collective bargaining agreement into our systems.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The Coronavirus (COVID-19) Pandemic
The unprecedented coronavirus ("COVID-19") pandemic and the related travel restrictions and physical distancing measures implemented throughout the world have significantly reduced demand for air travel. Beginning in March 2020, large public events were canceled, governmental authorities began imposing restrictions on non-essential activities, businesses suspended travel, and popular leisure destinations temporarily closed to visitors. Certain countries have imposed bans on international travelers for specified periods or indefinitely.
Demand for air travel began to weaken at the end of February 2020. The pace of decline accelerated throughout March into April 2020 and has remained depressed. This decline in demand has had a material adverse impact on our operating revenues and financial position. During the third quarter of 2020, our operating revenues were 76% lower than the same quarter of 2019. Although demand improved compared to the second quarter of 2020, it remains significantly lower than in prior years. The exact timing and pace of the recovery is uncertain given the significant impact of the pandemic on the overall U.S. and global economy. Some states have experienced a resurgence of COVID-19 cases after reopening and as a result, certain other states, such as New York, have implemented travel restrictions or advisories for travelers from such states. We have also seen a similar resurgence of COVID-19 cases in other countries and we expect to continue to see fluctuations in the numbers of cases, which we believe will result in actions by governmental authorities restricting activities. We expect the demand environment to remain depressed until an accepted treatment and/or vaccine for COVID-19 is widely available. Our response to the pandemic and the measures we take to secure additional liquidity may be modified as we have more clarity on the timing of demand recovery.
In response to these developments, since March 2020 we have implemented the following measures to focus on the safety of our customers, our crewmembers, and our business.
Customers and Crewmembers
The safety of our customers and crewmembers continues to be a priority. As the COVID-19 pandemic has developed, we have taken steps to promote physical distancing and implemented new procedures that reflect the recommendations of health experts, including some of the following:

•	Introduced "Safety from the Ground Up", an initiative with a multi-layer approach that encompasses enhanced safety and cleaning measures on our flights, at our airports, and in our offices;

•	Instituted temperature checks for our customer-facing and support center crewmembers;

•	Updated our sick leave policy to provide up to 14 days of paid sick leave for crewmembers who have been diagnosed with COVID-19 or are required to quarantine;

•	Implemented a framework for internal contact tracing, crewmember notification, and a return to work clearance process for all crewmembers, wherever they may be located;

•	Required face coverings for all crewmembers while boarding, in flight, and when physical distancing cannot be maintained;

•	Administered more frequent disinfecting of common surfaces and areas with high touchpoints in our facilities;

•	Enhanced daily and overnight cleaning of our aircraft and all facilities, using electrostatic spraying of disinfectant in the cabins of aircraft parked overnight at selected focus cities;

•	Required customers to wear face coverings during check-in, boarding, and inflight;

•	Limited the number of seats available to be sold on most flights; we plan to continue limiting the capacity on our flights to less than 70% through December 1, 2020;

•	Suspended group boarding and implemented a back-to-front boarding process to minimize passing in the aisle;

•	Eliminated layovers for crewmembers in New York City and worked with crew transportation companies to ensure physical distancing;

•	Implemented jump seat buffers on our flights to further promote physical distancing measures;

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•
Provided enhanced flexibility to our customers by waiving change and cancel fees for customers with existing bookings made through February 28, 2021, while also extending the expiration date of travel credits issued between February 27, 2020 and June 30, 2020 for flight purchases to 24 months; and

•	Announced our partnership with Vault Health to provide discounted at-home COVID-19 testing to customers with pending travel plans.
Our Business
The COVID-19 pandemic drove a significant decline in demand beginning in the second half of March 2020. We have significantly reduced our capacity to a level that maintains essential services to align with demand. Our capacity for the third quarter of 2020 declined by 58% year-over-year. For the third fourth of 2020, we expect capacity to be down by at least 45%, as compared to the same period in the prior year. As a result of the significant reduction in demand expectations and lower capacity, we have temporarily parked a portion of our fleet.
The reductions in demand and in our capacity have resulted in a significant reduction to our revenue. As a result, we have, and will continue to implement cost saving initiatives to reduce our overall level of cash spend. Some of the initiatives we have undertaken include:

•	Adjustments in flying capacity to align with the expected demand.
•Temporary consolidations of our operations in certain cities that contain multiple airport locations.

•	Renegotiated service rates with business partners and extended payment terms.
•Instituted a company-wide hiring freeze.

•	Implemented salary reductions of 20% to 50% for our officers through September 30, 2020, and 10% to 20% in the fourth quarter of 2020.

•	Offered crewmembers voluntary time off and separation programs, with most departures for the separation program occurring during the third quarter.
At September 30, 2020, we had cash, cash equivalents, short-term investments, and short-term restricted cash of approximately $3.1 billion. We believe the unprecedented impact of COVID-19 on the demand for air travel and the corresponding decline in revenue will continue to have an adverse impact on our operating cash flow. Given this situation, we have taken actions to increase liquidity, strengthen our financial position, and conserve cash. Some of the actions we have taken since the onset of the pandemic through September 30, 2020 include:

•
Executed a new $1.0 billion 364-day delayed draw term loan agreement in March 2020 and immediately drew down on the facility for the full amount available. This term loan facility was repaid during the third quarter.

•	Borrowed on our existing $550 million revolving credit facility in April 2020.

•	Executed a $150 million pre-purchase arrangement of TrueBlue® points with our co-brand credit card partner in April 2020.

•	Suspended non-critical capital expenditure projects.

•	Amended our purchase agreement with Airbus which changed the timing of our Airbus A321 and A220 deliveries in May 2020.

•	Suspended share repurchases.

•	Obtained $963 million of government funding under Payroll Support Program of The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which is discussed further below.

•	Executed a $750 million term loan credit facility and immediately drew down on the facility for the full amount available in June 2020.

•	Entered into $445 million of sale-leaseback transactions; which is discussed further below.

•
Completed public placements of equipment notes in an aggregate principal amount of $923 million secured by 49 Airbus A321 aircraft in August 2020, which is discussed further in Note 3 to our condensed consolidated financial

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

statements. The net proceeds were primarily used to repay the outstanding borrowings under the 364-day delayed draw term loan facility that was due to be repaid in March 2021.

•
Entered into a Loan and Guarantee agreement with the United States Department of the Treasury ("Treasury") under the Loan Program of the CARES Act which gives us access to loans in an aggregate principal amount of up to $1.14 billion until March 26, 2021, which is discussed further below. We made a drawing of $115 million under the Loan Program on September 29, 2020.

As a result of these activities, we had $2.5 billion in unrestricted and short-term restricted cash as of September 30, 2020.
In the second quarter of 2020, we executed $118 million of sale-leaseback transactions. These transactions did not qualify as sales for accounting purposes. The assets associated with these transactions remain on our consolidated balance sheets within property and equipment and the related liabilities under the lease are classified within debt and finance leases obligations. These transactions are treated as cash from financing activities on our condensed consolidated statements of cash flows.
In the third quarter of 2020, we executed $327 million of sale-leaseback transactions. Of these transaction, $118 million did not qualify as sales for accounting purposes. The remaining $209 million, qualified as sales and generated a loss of $106 million. The assets associated with sale-leaseback transactions which qualified as sales are recorded within operating lease assets. The liabilities are recorded within current operating lease liabilities and long-term operating lease liabilities on our consolidated balance sheets. These transactions are treated as cash from investing activities on our condensed consolidated statements of cash flows.
In October, 2020, we further amended our our purchase agreement with Airbus to defer several aircraft deliveries, resulting in approximately $2.0 billion of reduction in aircraft capital expenditures through 2022.
We also executed $59 million of sale-leaseback transactions in October 2020.
In November 2020, we entered into an agreement with the Treasury to increase our borrowing capacity under the Loan Program of the CARES Act to $1.95 billion.
We continue to evaluate future financing opportunities to leverage our unencumbered assets in an effort to build additional levels of liquidity.
The Coronavirus Aid, Relief, and Economic Security Act
Under the CARES Act, assistance was made available to the aviation industry in the form of direct payroll support (the "Payroll Support Program") and secured loans (the "Loan Program").
On April 23, 2020, we entered into a Payroll Support Program Agreement (the "PSP Agreement") with the Treasury governing our participation in the Payroll Support Program. Under the Payroll Support Program, Treasury provided us with a payment of $936 million (the "Payroll Support Payment"), consisting of $685 million in grants and $251 million in an unsecured term loan. The loan has a 10-year term and bears interest on the principal amount outstanding at an annual rate of 1.00% until April 23, 2025, and the applicable Secured Overnight Financing Rate ("SOFR") plus 2.00% thereafter until April 23, 2030. The principal amount may be repaid at any time prior to maturity at par. In consideration for the Payroll Support Payment, we issued warrants to purchase approximately 2.6 million shares of our common stock to the Treasury at an exercise price of $9.50 per share. The warrants will expire five years after issuance, and will be exercisable either through net cash settlement or net share settlement, at JetBlue's option, in whole or in part at any time. In accordance with the PSP Agreement, we are required to comply with the relevant provisions of the CARES Act which, among other things, includes the following: the requirement to use the Payroll Support Payment exclusively for the continuation of payment of crewmember wages, salaries and benefits; the requirement against involuntary furloughs and reductions in crewmember pay rates and benefits through September 30, 2020; the requirement that certain levels of commercial air service be maintained until March 1, 2022; the prohibitions on share repurchases and the payment of common stock dividends; and restrictions on the payment of certain executive compensation until March 24, 2022.
On September 30, 2020, Treasury provided us a payment of $27 million (the "Additional Payroll Support Payment"), consisting of $19 million in grants and $8 million in an unsecured term loan under the PSP Agreement. The terms of the unsecured term loan are identical to those under the initial loan issued on April 23, 2020. In consideration for the Additional Payroll Support Payment, we issued warrants to purchase approximately 85,540 additional shares of our common stock to the Treasury at an exercise price of $9.50 per share (the "Additional PSP Warrants"). The Additional PSP Warrants have the same terms and exercise price as the initial warrants issued on April 23, 2020 under the Payroll Support Program.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The total payroll support funding of $963 million received under the CARES Act was originally classified as short-term restricted cash since the funds had to be utilized to pay the salaries and benefits costs of our crewmembers. The funds are reclassified from short-term restricted cash within prepaid expenses and other on our consolidated balance sheets to cash and cash equivalents when the funds are utilized. As of September 30, 2020, $74 million of payroll support funding remained available.
The carrying value relating to the payroll support grants is recorded within other liabilities and will be recognized as a contra-expense within special items on our consolidated statements of operations as the funds are utilized. The relative fair value of the warrants, estimated to be $19 million, was recorded within stockholder's equity and reduced the total carrying value of the grants to $685 million. As of September 30, 2020, the carrying value of the grants was $49 million. Proceeds from the payroll support grants and from the issuance of warrants were classified within operating activities and financing activities, respectively, on our condensed consolidated statements of cash flows.
The carrying value relating to the unsecured term loan is recorded within long-term debt and finance lease obligations on our consolidated balance sheets. The proceeds from the loan were classified as financing activities on our consolidated statement of cash flows.
On April 29, 2020, we submitted our application for the Loan Program of the CARES Act. Under the Loan Program, we have the ability to borrow up to approximately $1.14 billion from the Treasury. Any loans issued under the Loan Program are expected to be senior secured obligations of the Company, with the form of the collateral to be determined. If we accept the full amount of the loan, we will issue warrants to purchase approximately 12.0 million shares of our common stock to the Treasury. Any amount received under the Loan Program will be subject to the relevant provisions of the CARES Act, including many of those described above under the Payroll Support Program.
On September 29, 2020, we entered into a Loan and Guarantee Agreement (the "Loan Agreement") with the Treasury under the Loan Program of the CARES Act. Pursuant to the Loan Agreement, Treasury agreed to extend loans to us in an aggregate principal amount of up to $1.14 billion until March 26, 2021, subject to specified terms. Unless otherwise terminated early, all borrowings under the Loan Agreement are due and payable on the fifth anniversary of the initial borrowing date. We drew $115 million under the Loan Agreement on September 29, 2020. Borrowings under the Loan Agreement bear interest at a variable rate equal to LIBOR (or another rate based on certain market interest rates, plus a margin of 1% per annum, in each case with a floor of 0%), plus a margin of 2.75% per annum. Our obligations under the Loan Agreement are secured by liens on (i) certain eligible aircraft collateral, (ii) certain loyalty program assets, including JetBlue's rights in certain loyalty program agreements, loyalty program data and intellectual property, and (iii) certain cash accounts (collectively, the "Collateral"). Under the terms of the Loan Agreement, we may also pledge eligible spare parts, slots, gates and routes, and additional aircraft, real property, ground support equipment, flight simulators and equity interests. The Loan Agreement includes affirmative and negative covenants that restrict our ability to, among other things, dispose of Collateral, merge, consolidate or sell assets, incur certain additional indebtedness or pay certain dividends. In addition, we are required to maintain unrestricted cash and cash equivalents and unused commitments available under all revolving credit facilities aggregating not less than $550 million and to maintain a minimum ratio of the borrowing base of the Collateral (determined as the sum of a specified percentage of the appraised value of each type of Collateral) to outstanding obligations under the Loan Agreement of not less than 1.6 to 1.0. If we do not meet the minimum collateral coverage ratio, we must either provide additional Collateral to secure our obligations under the Loan Agreement or repay the loans by an amount necessary to maintain compliance with the collateral coverage ratio. The Loan Agreement contains events of default customary for similar financings. Upon the occurrence of an event of default, the outstanding obligations under the Loan Agreement may be accelerated and become due and payable immediately. In addition, if certain change of control events were to occur with respect to JetBlue, we would be required to prepay the loans in full under the Loan Agreement.
In connection with the Loan Agreement, on September 29, 2020, we entered into a warrant agreement with Treasury, pursuant to which we agreed to issue to Treasury warrants to purchase approximately 1.2 million shares of our common stock at an exercise price of $9.50 per share.
As previously discussed, we entered into an agreement with the Treasury to increase our borrowing capacity under the Loan Program of the CARES Act to $1.95 billion in November 2020.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The CARES Act also provides for deferred payments of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. We have deferred $36 million in payments through September 30, 2020. We expect to defer approximately $13 million of additional payments for the remainder of 2020.
Among other things, the CARES Act allows a five-year carryback period for tax losses generated in 2018 through 2020.  As a result, our effective tax rate includes an income tax benefit related to anticipated refunds from tax losses generated during 2020 that are permitted to be carried back to certain years when the U.S. federal income tax rate was 35%. A benefit of $10 million was recorded in the quarter related to the release of a valuation allowance to adjust deferred tax assets to an amount we consider is more likely than not to be realized. Because realizability is dependent on future income, we plan to continue monitoring and updating our assessment and it is possible tax attributes may require a valuation allowance in future periods.
We lowered our cash burn from approximately $8 million per day at the end of June to an average of approximately $6 million per day during the third quarter of 2020. We expect our daily cash burn to average between $4 million and $6 million per day during the fourth quarter of 2020.
Preparing for Recovery
As the COVID-19 pandemic progresses, we have taken a number of steps to position the Company for recovery when demand for air travel eventually returns.
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
In September 2020, we announced plans to launch 24 new routes aimed at immediately capturing traffic on a variety of new, nonstop routes as demand increases. These routes will introduce new non-stop destinations from our focus cities and expand our Mint® service in Newark and Los Angeles.
Third Quarter 2020 Results
The unprecedented and rapid spread of COVID-19 and the related travel restrictions and physical distancing measures implemented throughout the world have significantly reduced demand for air travel. Demand for air travel has remained depressed through the third quarter. This decline in demand has had a material adverse impact on our operating revenues and financial position. Although demand began to improve during the quarter, it remains significantly lower than the prior year.

•	Third quarter system capacity decreased by 57.6% year over year.

•	Revenue decreased by $1.6 billion compared to the third quarter of 2019.

•	Operating revenue per available seat mile (RASM) for the three months ended September 30, 2020 decreased by 44.4% to 7.12 cents.

•	Operating expense for the three months ended September 30, 2020 decreased by 45.2% to $1.0 billion.

•
Operating expense per available seat mile (CASM) for the three months ended September 30, 2020 increased by 29.3% to 14.6 cents, due principally to lower capacity which reduced the number of available seat miles.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•
Our operating expense for the third quarter of 2020 included the effects of special items which were comprised of $332 million of CARES Act payroll support grants recognized as a contra-expense, $58 million of one-time costs associated with our voluntary crewmember separation programs, and $56 million of impairment charges on our Embraer E190 fleet. Special items did not have a material impact on our operating expenses for the third quarter of 2019. Excluding fuel and related taxes, special items, as well as operating expenses related to our non-airline businesses, our operating expense decreased by 25.6% to $1.0 billion.

•
Excluding fuel and related taxes, special items, as well as operating expenses related to our non-airline businesses, our cost per available seat mile (CASM ex-fuel)(1) increased by 75.7% to 14.64 cents.

•
Our reported loss per share for the third quarter of 2020 was $(1.44) compared to reported earnings per diluted share of $0.63 for the third quarter of 2019. Our results for the third quarter of 2020 and 2019 included the effects of special items. Excluding special items, our adjusted (loss) earnings per diluted share(1) for the third quarter of 2020 and 2019 were $(1.75) and $0.59, respectively.

•	We lowered our cash burn from approximately $8 million per day at the end of June to an average of approximately $6 million per during the third quarter of 2020.
Outlook for 2020
The length and severity of the reduction in demand due to the COVID-19 pandemic is uncertain; accordingly, we expect the adverse impact to continue in the fourth quarter of 2020 and beyond. The exact timing and pace of the recovery is uncertain given the significant impact of the pandemic on the overall U.S. and global economy. We expect the demand environment to remain depressed until an accepted treatment and/or vaccine for COVID-19 becomes widely available. Our response to the pandemic and the measures we take to secure additional liquidity may be modified as we have more clarity in the timing of demand recovery.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Three Months Ended September 30, 2020 vs. 2019
Overview
We reported a net loss of $393 million, an operating loss of $516 million and an operating margin of (104.9)% for the three months ended September 30, 2020. This compares to a net income of $187 million, an operating income of $247 million and an operating margin of 11.8% for the three months ended September 30, 2019. Loss per share was $(1.44) for the third quarter of 2020 compared to $0.63 of earnings per diluted share for the same period in 2019.
Our reported results for the third quarter of 2020 and 2019 included the effects of special items. Adjusting for these special items(1), our adjusted net loss was $477 million, adjusted operating loss was $628 million, adjusted operating margin was (127.6)%, and adjusted loss per share was $(1.75) for the third quarter of 2020. This compares to adjusted net income of $176 million, adjusted operating income of $247 million, adjusted operating margin was 11.8%, and adjusted diluted earnings per share of $0.59 for the third quarter of 2019.
On-time performance, as defined by the Department of Transportation, or DOT, is arrival within 14 minutes of scheduled arrival time. In the third quarter of 2020, our systemwide on-time performance was 88.9% compared to 73.7% for the same period in 2019. Our completion factor decreased by 0.9 points to 97.6% in the third quarter of 2020 from 98.5% in the same period in 2019.
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Three Months Ended September 30,		Year-over-Year Change
	2020	2019	$	%
Passenger revenue	$445	$2,005	$(1,560)	(77.8)%
Other revenue	47	81	(34)	(42.0)
Total operating revenues	$492	$2,086	$(1,594)	(76.4)%

Average Fare	$206.73	$181.26	$25.47	14.1%
Yield per passenger mile (cents)	15.10	14.39	0.71	4.9
Passenger revenue per ASM (cents)	6.44	12.30	(5.86)	(47.7)
Operating revenue per ASM (cents)	7.12	12.80	(5.68)	(44.4)
Average stage length (miles)	1,313	1,132	181	16.0
Revenue passengers (thousands)	2,151	11,061	(8,910)	(80.6)
Revenue passenger miles (millions)	2,945	13,930	(10,985)	(78.9)
Available Seat Miles (ASMs) (millions)	6,905	16,296	(9,391)	(57.6)
Load Factor	42.6%	85.5%		(42.9)	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue and baggage fees, as well as revenue from our ancillary product offerings such as Even More® Space. The decrease in passenger revenue of $1.6 billion, or 77.8%, for the three months ended September 30, 2020 compared to the same period in 2019, was primarily driven by the unprecedented decline in demand for travel tied to COVID-19 and its effects. Revenue passengers decreased by 80.6% to 2.2 million for the three months ended September 30, 2020 from 11.1 million for the same period in 2019.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses
In detail, our operating costs per available seat mile, or ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Three Months Ended September 30,		Year-over-Year Change		Cents per ASM
	2020	2019	$	%	2020	2019	% Change
Aircraft fuel and related taxes	$102	$471	$(369)	(78.4)%	1.47	2.89	(49.0)%
Salaries, wages and benefits	482	580	(98)	(16.9)	6.98	3.56	96.1
Landing fees and other rents	84	125	(41)	(32.7)	1.22	0.77	58.7
Depreciation and amortization	127	134	(7)	(5.0)	1.84	0.82	124.2
Aircraft rent	23	26	(3)	(12.5)	0.33	0.16	106.5
Sales and marketing	24	74	(50)	(68.3)	0.34	0.46	(25.3)
Maintenance, materials and repairs	111	158	(47)	(30.2)	1.60	0.97	64.7
Other operating expenses	167	271	(104)	(38.1)	2.43	1.66	46.0
Special items	(112)	—	(112)	28,320.3	(1.61)	—	66,968.7
Total operating expenses	$1,008	$1,839	$(831)	(45.2)%	14.60	11.29	29.3%

Total operating expenses excluding special items(1)	$1,120	$1,839	$(719)	(39.1)%	16.21	11.29	43.6%
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes decreased by $369 million, or 78.4%, for the three months ended September 30, 2020 compared to the same period in 2019. The average fuel price for the three months ended September 30, 2020 decreased by 40.4% to $1.23 per gallon. Our fuel consumption decreased by 63.7%, or 146 million gallons, due to capacity reductions in response to lower demand as a result of the COVID-19 pandemic. We expect lower fuel consumption for the rest of 2020 consistent with anticipated ongoing capacity reductions in response to COVID-19.
Salaries, Wages and Benefits
Salaries, wages and benefits decreased $98 million, or 16.9%, for the three months ended September 30, 2020 compared to the same period in 2019, driven primarily by the actions taken as a result of decreased demand for air travel due to the COVID-19 pandemic. Beginning in March 2020, we instituted a company-wide hiring freeze, implemented salary reductions of 20% to 50% for our officers, offered voluntary time off programs to our crewmembers, and reduced work hours for all other management workgroups. In June 2020, we announced voluntary separation programs to our crewmembers, with most departures occurring in the third quarter. We have approximately 20,500 crewmembers as of September 30, 2020 as compared to approximately 22,500 crewmembers at December 31, 2019.
Landing Fees and Other Rents
Landing fees and other rents decreased $41 million, or 32.7%, for the three months ended September 30, 2020 compared to the same period in 2019 primarily due to capacity reductions in response to the significant decline in demand beginning in the second half of March 2020 amid the COVID-19 pandemic.
Depreciation and Amortization
Depreciation and amortization decreased $7 million, or 5.0%, for the three months ended September 30, 2020 compared to the same period in 2019. The decrease is primarily due to the sale-leaseback of a number of our aircraft in the third quarter of 2020. As the majority of the sale-leaseback transactions qualified as sales for accounting purposes, the related assets were removed from our consolidated balance sheets and are no longer depreciated.
Aircraft Rent

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Aircraft rent decreased $3 million, or 12.5%, for the three months ended September 30, 2020 compared to the same period in 2019 as we bought out the leases of two aircraft. We purchased an Airbus A320 aircraft and an Airbus A321 aircraft from its lessor in the third quarter of 2019 and first quarter of 2020, respectively. In connection with the lease purchase of the Airbus A320 aircraft in the third quarter of 2019, we recorded a loss of $2 million related to lease return conditions within aircraft rent. These decreases were partially offset by a number of aircraft sale-leaseback transactions executed in the third quarter of 2020 which qualified as sales for accounting purposes. The aircraft involved in these transactions are now recorded within operating lease assets.
Sales and Marketing
Sales and marketing decreased $50 million, or 68.3%, for the three months ended September 30, 2020 compared to the same period in 2019 driven by lower credit card fees and computer reservation system charges as demand declined amid the COVID-19 pandemic.
Maintenance Materials and Repairs
Maintenance materials and repairs decreased $47 million, or 30.2%, for the three months ended September 30, 2020 compared to the same period in 2019, primarily driven by the reduction in flying and timing of heavy maintenance visits and engine maintenance.
Other Operating Expenses
Other operating expenses consist of the following categories: outside services (including expenses related to fueling, ground handling, skycap, security, and janitorial services), insurance, personnel expenses, professional fees, onboard supplies, shop and office supplies, bad debts, communication costs, and taxes other than payroll and fuel taxes.
Other operating expenses decreased $104 million, or 38.1%, for the three months ended September 30, 2020 compared to the same period in 2019 due to capacity reductions in response to the significant decline in demand beginning in the second half of March 2020 coupled with the benefits from cost saving initiatives implemented amid the COVID-19 pandemic.
Special Items
For the three months ended September 30, 2020, special items included the following:

•	Contra-expense of $332 million, which represents the amount of CARES Act payroll support grants utilized during the period.

•	Impairment charges of $56 million on our Embraer E190 fleet.

•	Losses of $106 million related to sale-leaseback transactions.

•	One-time costs of $58 million, consisting of severance and health benefits, in connection with our voluntary separation programs.
Income Taxes
The Company's effective tax rate was 32.1% and 26.4% for the three months ended September 30, 2020 and 2019, respectively. The increase in our effective tax rate is related to anticipated refunds from tax losses generated during 2020 that are permitted under the CARES Act to be carried back to certain years when the U.S. federal income tax rate was 35%. A benefit of $10 million was recorded in the quarter related to the release of a valuation allowance to adjust deferred tax assets to an amount we consider is more likely than not to be realized.
Nine Months Ended September 30, 2020 vs. 2019
Overview
We reported a net loss of $981 million, an operating loss of $1.3 billion and an operating margin of (54.9)% for the nine months ended September 30, 2020. This compares to a net income of $408 million, an operating income of $573 million and an operating margin of 9.4% for the nine months ended September 30, 2019. Loss per share was $(3.58) for the nine months ended September 30, 2020 compared to $1.35 of earnings per diluted share for the same period in 2019.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our reported results for the nine months ended September 30, 2020 and 2019 included the effects of special items. Adjusting for these special items(1), our adjusted net loss was $1.1 billion, adjusted operating loss was $1.5 billion, adjusted operating margin was (64.2)%, and adjusted loss per share was $(4.16) for the nine months ended September 30, 2020. This compares to adjusted net income of $408 million, adjusted operating income of $587 million, adjusted operating margin was 9.7%, and adjusted diluted earnings per share of $1.35 for the nine months ended September 30, 2019.
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Nine Months Ended September 30,		Year-over-Year Change
	2020	2019	$	%
Passenger revenue	$2,126	$5,838	$(3,712)	(63.6)%
Other revenue	169	225	(56)	(24.9)
Total operating revenues	$2,295	$6,063	$(3,768)	(62.1)%

Average Fare	$194.77	$181.01	$13.76	7.6%
Yield per passenger mile (cents)	15.02	14.43	0.59	4.1
Passenger revenue per ASM (cents)	8.78	12.22	(3.44)	(28.1)
Operating revenue per ASM (cents)	9.48	12.69	(3.21)	(25.3)
Average stage length (miles)	1,201	1,140	61	5.4
Revenue passengers (thousands)	10,918	32,252	(21,334)	(66.1)
Revenue passenger miles (millions)	14,153	40,446	(26,293)	(65.0)
Available Seat Miles (ASMs) (millions)	24,209	47,762	(23,553)	(49.3)
Load Factor	58.5%	84.7%		(26.2)	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue and baggage fees, as well as revenue from our ancillary product offerings such as Even More® Space. The decrease in passenger revenue of $3.7 billion, or 63.6%, for the nine months ended September 30, 2020 compared to the same period in 2019, was primarily driven by the unprecedented decline in demand for travel tied to COVID-19 and its effects. Revenue passengers decreased by 66.1% to 10.9 million for the nine months ended September 30, 2020 from 32.3 million for the same period in 2019.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses
In detail, our operating costs per available seat mile, or ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Nine Months Ended September 30,		Year-over-Year Change		Cents per ASM
	2020	2019	$	%	2020	2019	% Change
Aircraft fuel and related taxes	$496	$1,392	$(896)	(64.4)%	2.05	2.92	(29.7)%
Salaries, wages and benefits	1,560	1,731	(171)	(9.9)	6.44	3.62	77.8
Landing fees and other rents	258	362	(104)	(28.7)	1.06	0.76	40.6
Depreciation and amortization	407	385	22	5.5	1.68	0.81	108.1
Aircraft rent	60	76	(16)	(21.1)	0.25	0.16	55.8
Sales and marketing	84	215	(131)	(61.0)	0.35	0.45	(23.0)
Maintenance, materials and repairs	344	482	(138)	(28.6)	1.42	1.01	40.8
Other operating expenses	560	833	(273)	(32.7)	2.32	1.74	32.7
Special items	(214)	14	(228)	(1,674.9)	(0.88)	0.03	(3,207.0)
Total operating expenses	$3,555	$5,490	$(1,935)	(35.2)%	14.69	11.50	27.8%

Total operating expenses excluding special items(1)	$3,769	$5,476	$(1,707)	(31.2)%	15.57	11.47	35.8%
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes decreased by $896 million, or 64.4%, for the nine months ended September 30, 2020 compared to the same period in 2019. The average fuel price for the nine months ended September 30, 2020 decreased by 23.3% to $1.60 per gallon. Our fuel consumption decreased by 53.5%, or 356 million gallons, due to capacity reductions in response to lower demand as a result of the COVID-19 pandemic. We expect lower fuel consumption for the rest of 2020 consistent with anticipated ongoing capacity reductions in response to COVID-19.
Salaries, Wages and Benefits
Salaries, wages and benefits decreased $171 million, or 9.9%, for the nine months ended September 30, 2020 compared to the same period in 2019, driven primarily by the actions taken as a result of decreased demand for air travel due to the COVID-19 pandemic. Beginning in March 2020, we instituted a company-wide hiring freeze, implemented salary reductions of 20% to 50% for our officers, offered voluntary time off programs to our crewmembers, and reduced work hours for all other management workgroups. In June 2020, we announced a voluntary separation program to our crewmembers, with most departures occurring in the third quarter. We have approximately 20,500 crewmembers as of September 30, 2020 as compared to approximately 22,500 crewmembers at December 31, 2019.
Landing Fees and Other Rents
Landing fees and other rents decreased $104 million, or 28.7%, for the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to capacity reductions in response to the significant decline in demand beginning in the second half of March 2020 amid the COVID-19 pandemic.
Depreciation and Amortization
Depreciation and amortization increased $22 million, or 5.5%, for the nine months ended September 30, 2020 compared to the same period in 2019. Since September 30, 2019, we have placed ten new aircraft into service, bought out the leases of two aircraft, and completed the cabin restyle on more than 40 aircraft. The average number of aircraft increased by 3.2% during the nine months ended September 30, 2020 as compared to the same period in 2019.
Aircraft Rent

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Aircraft rent decreased $16 million, or 21.1%, for the nine months ended September 30, 2020 compared to the same period in 2019 as we bought out the leases of two aircraft. We purchased an Airbus A320 aircraft and an Airbus A321 aircraft from its lessor in the third quarter of 2019 and first quarter of 2020, respectively. In connection with the lease purchase of the Airbus A320 aircraft in the third quarter of 2019, we recorded a loss of $2 million related to lease return conditions within aircraft rent.
Our aircraft sale-leaseback transactions which qualified as sales for accounting purposes did not have a material impact on aircraft rent for the nine months ended September 30, 2020 as they were executed during the third quarter of 2020.
Sales and Marketing
Sales and marketing decreased $131 million, or 61.0%, for the nine months ended September 30, 2020 compared to the same period in 2019 driven by lower credit card fees and computer reservation system charges as demand declined amid the COVID-19 pandemic.
Maintenance Materials and Repairs
Maintenance materials and repairs decreased $138 million, or 28.6%, for the nine months ended September 30, 2020 compared to the same period in 2019, primarily driven by the reduction in flying and timing of heavy maintenance visits and engine maintenance.
Other Operating Expenses
Other operating expenses consist of the following categories: outside services (including expenses related to fueling, ground handling, skycap, security, and janitorial services), insurance, personnel expenses, professional fees, onboard supplies, shop and office supplies, bad debts, communication costs, and taxes other than payroll and fuel taxes.
Other operating expenses decreased $273 million, or 32.7%, for the nine months ended September 30, 2020 compared to the same period in 2019 due to capacity reductions in response to the significant decline in demand beginning in the second half of March 2020 coupled with the benefits from cost saving initiatives implemented amid the COVID-19 pandemic.
Special Items
Special items for the nine months ended September 30, 2020 included the following:

•	Contra-expense of $636 million, which represents the amount of CARES Act payroll support grants utilized during the period.

•	Impairment charges of $258 million on our Embraer E190 fleet.

•	Losses of $106 million related to sale-leaseback transactions.

•	One-time costs of $58 million, consisting of severance and health benefits, in connection with our voluntary separation programs.
Special items for the nine months ended September 30, 2019 consisted of $9 million of one-time costs related to our 2018 decision to transition out of the Embraer E190 fleet and $5 million of one-time costs related to the implementation of our pilots' collective bargaining agreement which became effective on August 1, 2018.
Income Taxes
The Company's effective tax rate was 29.0% and 25.6% for the nine months ended September 30, 2020 and 2019, respectively. The increase in our effective tax rate is related to anticipated refunds from tax losses generated during 2020 that are permitted under the CARES Act to be carried back to certain years when the U.S. federal income tax rate was 35%. A benefit of $10 million was recorded in the quarter related to the release of a valuation allowance to adjust deferred tax assets to an amount we consider is more likely than not to be realized.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth our operating statistics for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(percent changes based on unrounded numbers)	2020	2019	%		2020	2019	%
Operational Statistics
Revenue passengers (thousands)	2,151	11,061	(80.6)		10,918	32,252	(66.1)
Revenue passenger miles (RPMs) (millions)	2,945	13,930	(78.9)		14,153	40,446	(65.0)
Available seat miles (ASMs) (millions)	6,905	16,296	(57.6)		24,209	47,762	(49.3)
Load factor	42.6%	85.5%	(42.9)	pts	58.5%	84.7%	(26.2)	pts
Aircraft utilization (hours per day)	4.2	11.9	(64.7)		5.5	11.9	(53.8)

Average fare	$206.73	$181.26	14.1		$194.77	$181.01	7.6
Yield per passenger mile (cents)	15.10	14.39	4.9		15.02	14.43	4.1
Passenger revenue per ASM (cents)	6.44	12.30	(47.7)		8.78	12.22	(28.1)
Operating revenue per ASM (cents)	7.12	12.80	(44.4)		9.48	12.69	(25.3)
Operating expense per ASM (cents)	14.60	11.29	29.3		14.69	11.50	27.8
Operating expense per ASM, excluding fuel(1)	14.64	8.33	75.7		13.40	8.48	57.9

Departures	32,124	94,191	(65.9)		128,315	276,467	(53.6)
Average stage length (miles)	1,313	1,132	16.0		1,201	1,140	5.4
Average number of operating aircraft during period	262.9	253.2	3.8		261.3	253.1	3.2
Average fuel cost per gallon, including fuel taxes	$1.23	$2.06	(40.4)		$1.60	$2.09	(23.3)
Fuel gallons consumed (millions)	83	229	(63.7)		310	666	(53.5)
Average number of full-time equivalent crewmembers					16,004	18,528
Historical trends may not continue. The ongoing COVID-19 pandemic has caused major disruptions in our operations during the nine months ended September 30, 2020. We expect our operating results to significantly fluctuate from quarter-to-quarter in the future due to the uncertainties surrounding the COVID-19 pandemic, its impact on the economy and consumer behavior, and various other factors which are outside of our control. Consequently, we believe quarter-to-quarter comparisons of our operating results may not necessarily be meaningful; you should not rely on our results for any one quarter as an indication of our future performance.

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
Impact of the COVID-19 Pandemic
The COVID-19 pandemic drove a significant decline in demand beginning in the second half of March 2020. We have significantly reduced our capacity to a level that maintains essential services to align with demand. Our capacity for the third quarter of 2020 declined by 58% year-over-year. For the fourth quarter of 2020, we expect capacity to be down by at least 45% compared to the prior year. As a result of the significant reduction in demand expectations and lower capacity, we have temporarily parked a portion of our fleet.
The reductions in demand and in our capacity have resulted in a significant reduction to our revenue. As a result, we have, and will continue to implement cost saving initiatives to reduce our overall level of cash spend. Some of the initiatives we have undertaken include:

•	Adjustments in flying capacity to align with the expected demand.
•Temporary consolidations of our operations in certain cities that contain multiple airport locations.

•	Renegotiated service rates with business partners and extended payment terms.
•Instituted a company-wide hiring freeze.

•	Implemented salary reductions of 20% to 50% for our officers through September 30, 2020, and 10% to 20% in the fourth quarter of 2020.

•	Offered crewmembers voluntary time off and separation programs, with most departures for the separation program occurring in the third quarter.
At September 30, 2020, we had cash, cash equivalents, short-term investments, and short-term restricted cash of approximately $3.1 billion. We believe the unprecedented impact of COVID-19 on the demand for air travel and the corresponding decline in revenue will continue to have an adverse impact on our operating cash flow. Given this situation, we have taken actions to increase liquidity, strengthen our financial position, and conserve cash. Some of the actions we have taken since the onset of the pandemic through September 30, 2020 include:

•
Executed a new $1.0 billion 364-day delayed draw term loan agreement in March 2020 and immediately drew down on the facility for the full amount available. This term loan facility was repaid during the third quarter.

•	Borrowed on our existing $550 million revolving credit facility in April 2020.

•	Executed a $150 million pre-purchase arrangement of TrueBlue® points with our co-brand credit card partner in April 2020.

•	Suspended non-critical capital expenditure projects.

•	Amended our purchase agreement with Airbus which changed the timing of our Airbus A321 and A220 deliveries in May 2020.

•	Suspended share repurchases.

•	Obtained $963 million of funding under Payroll Support Program of the CARES Act.

•	Executed a $750 million term loan credit facility and immediately drew down on the facility for the full amount available in June 2020.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Entered into $445 million of sale-leaseback transactions; which is discussed further below.

•
Completed public placements of equipment notes in an aggregate principal amount of $923 million secured by 49 Airbus A321 aircraft in August 2020, which is discussed further in Note 3 to our condensed consolidated financial statements. The net proceeds were primarily used to repay the outstanding borrowings under the 364-day delayed draw term loan facility that was due to be repaid in March 2021.

•
Entered into a Loan and Guarantee Agreement with the United States Department of the Treasury ("Treasury") under the Loan Program of the CARES Act which gives us access to loans in an aggregate principal amount of up to $1.14 billion until March 26, 2021, which is discussed further below. We made a drawing of $115 million under the Loan Program on September 29, 2020.

As a result of these activities, we had $2.5 billion in unrestricted and short-term restricted cash as of September 30, 2020. The $963 million of payroll support funding under the CARES Act was originally classified as short-term restricted cash since the funds had to be be utilized to pay the salaries and benefits costs of our crewmembers. The funds are reclassified from short-term unrestricted cash within prepaid expenses and other on our consolidated balance sheets to cash and cash equivalents when the funds are utilized. As of September 30, 2020, $74 million of payroll support funding remained available.
In the second quarter of 2020, we executed $118 million of sale-leaseback transactions. These transactions did not qualify as sales for accounting purposes. The assets associated with these transactions remain on our consolidated balance sheets within property and equipment and the related liabilities under the lease are classified within debt and finance leases obligations. These transactions are treated as cash from financing activities on our condensed consolidated statements of cash flows.
In the third quarter of 2020, we executed $327 million of sale-leaseback transactions. Of these transactions, $118 million did not qualify as sales for accounting purposes. The remaining $209 million, qualified as sales and generated a loss of $106 million. The assets associated with sale-leaseback transactions which qualified as sales are recorded within operating lease assets. The liabilities are recorded within current operating lease liabilities and long-term operating lease liabilities on our consolidated balance sheets. These transactions are treated as cash from investing activities on our condensed consolidated statements of cash flows.
In October, 2020, we further amended our our purchase agreement with Airbus to defer several aircraft deliveries, resulting in approximately $2.0 billion of reduction in aircraft capital expenditures through 2022.
We also executed $59 million of sale-leaseback transactions in October 2020.
In November 2020, we entered into an agreement with the Treasury to increase our borrowing capacity under the Loan Program of the CARES Act to $1.95 billion.
We will continue to evaluate future financing opportunities to leverage our unencumbered assets in an effort to build additional levels of liquidity.
We lowered our cash burn from approximately $8 million per day at the end of June to an average of approximately $6 million per day during the third quarter of 2020. We expect our daily cash burn to average between $4 million and $6 million per day during the fourth quarter of 2020.
Analysis of Cash Flows
Operating Activities
We rely primarily on operating cash flows to provide working capital for current and future operations. Cash flows from operating activities were $(223) million and $1.2 billion for the nine months ended September 30, 2020 and 2019, respectively. Lower earnings, principally driven by the unprecedented decline in demand for travel caused by COVID-19 contributed to the decrease in operating cash flows.
Investing Activities

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the nine months ended September 30, 2020, capital expenditures related to our purchase of flight equipment included $295 million related to the purchase of five Airbus A321neo aircraft, one Airbus A321 lease buyout, and the purchase of several spare engines, $128 million in work-in-progress relating to flight equipment, $8 million for spare part purchases, and $67 million for flight equipment deposits. Other property and equipment capital expenditures also included ground equipment purchases and facilities improvements for $98 million. Investing activities also included the net purchase in investment securities of $217 million. We continue to limit our capital expenditures to only those critical to our operations as we navigate through the COVID-19 pandemic.
We executed $445 million of sale-leaseback transactions during the nine months ended September 30, 2020. Of these transactions, $209 million qualified as sales for accounting purpose and are classified within investing activities.
In May and October 2020, we amended our purchase agreement with Airbus which updated the schedules of our Airbus A321 and A220 deliveries. We are scheduled to receive two new Airbus A321neo aircraft and our first Airbus A220 aircraft for the remainder of 2020. We expect the aircraft deferrals will result in approximately $2 billion of reduced aircraft capital expenditures through 2022.
During the nine months ended September 30, 2019, capital expenditures related to our purchase of flight equipment included $188 million related to the purchase of one Airbus A321neo aircraft, one Airbus A320 lease buyout, the purchase of several spare engines, $165 million in work-in-progress relating to flight equipment, $41 million for spare part purchases, and $172 million for flight equipment deposits. Other property and equipment capital expenditures also included ground equipment purchases and facilities improvements for $111 million. Investing activities also included the net purchase of $111 million in investment securities.
Financing Activities
Financing activities for the nine months ended September 30, 2020 primarily consisted of net proceeds of $2.2 billion from drawdowns of various credit facilities which include the following:
•$981 million from our 364-day term loan facility with Morgan Stanley Senior Funding Inc. as administrative agent;
•$717 million from our term loan facility with Barclays Bank PLC as administrative agent, and
•$550 million from our revolving credit facility with Citibank N.A. as administrative agent.
Also included in financing activities are:

•	Net proceeds of $913 million from the public placements of equipment notes;

•	Net proceeds of $259 million and $19 million from the issuance of unsecured term loan and warrants, respectively, in connection with the Payroll Support Program under the CARES Act;
•$236 million of sale-leaseback transactions which did not qualify as sales for accounting purposes;

•	Net proceeds of $105 million and $9 million from the issuance of secured term loan and warrants, respectively, in connection with the Loan Program under the CARES Act; and
•$22 million of proceeds from the issuance of common stock related to our crewmember stock purchase plan.
These proceeds are partially offset by the payoff of our 364-day delayed draw term loan facility for $1.0 billion, scheduled maturities of $272 million relating to debt and finance lease obligations, $4 million of which were associated with scheduled rent payments on sale-leaseback aircraft that did not qualify as sales for accounting purposes, and the acquisitions of treasury shares of $167 million, of which $160 million related to our accelerated share repurchases, or ASR. Our share repurchase program has been suspended since March 31, 2020.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On April 29, 2020, we submitted our application for the Loan Program of the CARES Act. Under the Loan Program, we have the ability to borrow up to approximately $1.14 billion from the Treasury. Any loans issued under the Loan Program are expected to be senior secured obligations of the Company. If we accept the full amount of the loan, we will issue warrants to purchase approximately 12.0 million shares of our common stock to the Treasury. Any amount received under the Loan Program will be subject to the relevant provisions of the CARES Act, including many of those described under the Payroll Support Program. As described above, we made a drawing of $115 million under the Loan Program on September 29, 2020. As of September 30, 2020, approximately $1.03 billion of borrowing capacity remains available to us through March 26, 2021.
As previously discussed, we entered into an agreement with the Treasury to increase our borrowing capacity under the Loan Program of the CARES Act to $1.95 billion in November 2020.
Financing activities for the nine months ended September 30, 2019 primarily consisted of the acquisitions of treasury shares of $381 million, of which $375 million related to our accelerated share repurchases, and scheduled maturities of $258 million relating to debt and finance lease obligations, partially offset by net proceeds from debt issuance of $218 million and $27 million of proceeds from the issuance of common stock.
In March 2019, we filed an automatic shelf registration statement with the SEC. Under this shelf registration statement, we may offer and sell from time to time common stock, preferred stock, debt securities, depositary shares, warrants, stock purchase contracts, stock purchase units, subscription rights, and pass-through certificates. We may utilize this shelf registration statement, or a replacement filed with the SEC, in the future to raise capital to fund the continued development of our products and services, the commercialization of our products and services, to repay indebtedness, or for other general corporate purposes. The warrants issued in connection with the Payroll Support Program and Loan Program of the CARES Act were made, and any issuances of our underlying common stock are expected to be made, in reliance on the exemption from the registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for transactions not involving a public offering.
Working Capital
We had a working capital of $647 million at September 30, 2020 compared to a deficit of $877 million at December 31, 2019. Our working capital improved by $2 billion due to several factors, including cash proceeds from long-term debt financing activities and lower level of operational payables resulting from various cost saving initiatives amid the COVID-19 pandemic.
Working capital deficits can be customary in the airline industry because a significant portion of air traffic liability is classified as a current liability,
We expect to meet our obligations as they become due through available cash, investment securities, and internally generated funds, supplemented, as necessary, by financing activities and government assistance from the CARES Act, which may be available to us. We expect to generate positive working capital through our operations. However, we cannot predict what the effect on our business might be from future developments related to the COVID-19 pandemic and its impact on the economy and consumer behavior, the extremely competitive environment in which we operate, or from events beyond our control, such as volatile fuel prices, economic conditions, weather-related disruptions, airport infrastructure challenges, the spread of infectious diseases, the impact of other airline bankruptcies, restructurings or consolidations, U.S. military actions, or acts of terrorism.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations
Our contractual obligations at September 30, 2020 include the following (in billions):

	Payments due in
	Total	2020	2021	2022	2023	2024	Thereafter
Debt and finance lease obligations(1)	$5.7	$0.1	$0.6	$0.6	$1.2	$1.1	$2.1
Operating lease obligations	1.2	—	0.2	0.2	0.1	0.1	0.6
Flight equipment purchase obligations(2)	7.8	0.2	1.0	0.9	1.7	1.9	2.1
Other obligations(3)	2.6	0.1	0.3	0.4	0.4	0.4	1.0
Total	$17.3	$0.4	$2.1	$2.1	$3.4	$3.5	$5.8
The amounts stated above do not include additional obligations incurred as of result of financing activities executed after September 30, 2020.
(1) Includes actual interest and estimated interest for floating-rate debt based on September 30, 2020 rates.
(2) Amounts represent obligations based on the current delivery schedule set forth in our Airbus order book as of September 30, 2020.
(3) Amounts include noncancelable commitments for the purchase of goods and services.
As of September 30, 2020, we believe we are in compliance with the covenants of our debt and lease agreements. We have approximately $25 million of restricted cash pledged under standby letters of credit related to certain leases that will expire at the end of the related lease terms.
As of September 30, 2020, we operated a fleet of 63 Airbus A321 aircraft, 11 Airbus 321neo aircraft, 130 Airbus A320 aircraft, and 60 Embraer E190 aircraft. Of our fleet, 193 are owned by us, 62 are leased under operating leases, and nine are leased under finance leases. As of September 30, 2020, the average age of our operating fleet was 11.1 years.
Our future aircraft order book as of September 30, 2020 is as follows:

Year	Airbus A321neo	Airbus A220	Total
2020	2	1	3
2021	10	7	17
2022	7	8	15
2023	15	19	34
2024	15	22	37
2025	13	12	25
2026	12	1	13
Total	74	70	144
In October 2020, we amended our purchase agreement with Airbus which changed the timing our Airbus A321 deliveries and extended the delivery schedule to 2027 as follows:

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year	Airbus A321neo	Airbus A220	Total
2020	2	1	3
2021	8	7	15
2022	3	8	11
2023	11	19	30
2024	13	22	35
2025	11	12	23
2026	12	1	13
2027	14	—	14
Total	74	70	144
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
Operating Expenses per Available Seat Mile, excluding fuel and related taxes, other non-airline operating expenses, and special items ("CASM Ex-Fuel")
Operating expenses per available seat mile, or CASM, is a common metric used in the airline industry. Our CASM for the relevant periods are summarized in the table below. We exclude aircraft fuel and related taxes, operating expenses related to other non-airline businesses, such as JetBlue Technology Ventures and JetBlue Travel Products, and special items from operating expenses to determine CASM ex-fuel, which is a non-GAAP financial measure. In 2020, special items include contra-expenses recognized on the utilization of payroll support grants received under the CARES Act, impairment charges of our Embraer E190 fleet, losses generated from sale-leaseback transactions, and one-time costs associated with our voluntary crewmember separation programs. Special items for 2019 include one-time costs related to the Embraer E190 fleet transition, one-time costs related to the implementation of our pilots' collective bargaining agreement, as well as a gain on an equity method investment. We believe that CASM ex-fuel is useful for investors because it provides investors the ability to measure financial performance excluding items beyond our control, such as fuel costs, which are subject to many economic and political factors, or not related to the generation of an available seat mile, such as operating expense related to certain non-airline businesses. We believe this non-GAAP measure is more indicative of our ability to manage airline costs and is more comparable to measures reported by other major airlines.

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF OPERATING EXPENSE PER ASM, EXCLUDING FUEL
	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
($ in millions; per ASM data in cents)	$	per ASM	$	per ASM	$	per ASM	$	per ASM
Total operating expenses	$1,008	$14.60	$1,839	$11.29	$3,555	$14.69	$5,490	$11.50
Less:
Aircraft fuel and related taxes	102	1.47	471	2.89	496	2.05	1,392	2.92
Other non-airline expenses	7	0.10	10	0.07	29	0.12	32	0.07
Special items	(112)	(1.61)	—	—	(214)	(0.88)	14	0.03
Operating expenses, excluding fuel	$1,011	$14.64	$1,358	$8.33	$3,244	$13.40	$4,052	$8.48

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expense, Income before Taxes, Net Income and Earnings per Share, excluding special items and gain on equity method investments
Our GAAP results in the applicable periods were impacted by charges that are deemed special items, and gain on equity method investments. We believe the impacts of these items make our results difficult to compare to prior periods as well as future periods and guidance, and, as a result, we exclude these items from the calculation of certain adjusted results, which are non-GAAP financial measures. In 2020, special items include contra-expenses recognized on the utilization of payroll support grants received under the CARES Act, impairment charges of our Embraer E190 fleet, losses generated from sale-leaseback transactions, and one-time costs associated with our voluntary crewmember separation programs. Special items for 2019 include one-time costs related to the Embraer E190 fleet transition, one-time costs related to the implementation of our pilots' collective bargaining agreement, as well as a gain on an equity method investment. We believe the impacts of these items distort our overall trends and that our metrics and results are enhanced with the presentation of our results excluding the impact of these items. The table below provides a reconciliation of our GAAP reported amounts to the non-GAAP amounts excluding the impacts of these items.

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF OPERATING EXPENSE, INCOME BEFORE TAXES, NET INCOME AND EARNINGS PER SHARE EXCLUDING SPECIAL ITEMS AND GAIN ON EQUITY METHOD INVESTMENTS
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Total operating revenues	$492	$2,086	$2,295	$6,063

Total operating expenses	$1,008	$1,839	$3,555	$5,490
Less: Special items	(112)	—	(214)	14
Total operating expenses excluding special items	$1,120	$1,839	$3,769	$5,476

Operating (loss) income	$(516)	$247	$(1,260)	$573
Add back: Special items	(112)	—	(214)	14
Operating (loss) income excluding special items	$(628)	$247	$(1,474)	$587

Operating margin excluding special items	(127.6)%	11.8%	(64.2)%	9.7%

(Loss) income before income taxes	$(578)	$254	$(1,381)	$548
Add back: Special items	(112)	—	(214)	14
Less: Gain on equity method investments	—	15	—	15
(Loss) income before income taxes excluding special items and gain on equity method investments	$(690)	$239	$(1,595)	$547

Pre-tax margin excluding special items and gain on equity method investments	(140.1)%	11.4%	(69.5)%	9.0%

Net (loss) income	$(393)	$187	$(981)	$408
Add back: Special items	(112)	—	(214)	14
Less: Income tax (expense) benefit related to special items	(28)	—	(53)	3
Less: Gain on equity method investments	—	15	—	15
Less: Income tax (expense) related to gain on equity method investments	—	(4)	—	(4)
Net (loss) income excluding special items and gain on equity method investments	$(477)	$176	$(1,142)	$408

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Loss) Earnings Per Common Share:
Basic	$(1.44)	$0.63	$(3.58)	$1.36
Add back: Special items, net of tax	(0.31)	—	(0.58)	0.03
Less: Gain on equity method investments, net of tax	—	0.04	—	0.04
Basic excluding special items and gain on equity method investments	$(1.75)	$0.59	$(4.16)	$1.35

Diluted	$(1.44)	$0.63	$(3.58)	$1.35
Add back: Special items, net of tax	(0.31)	—	(0.58)	0.03
Less: Gain on equity method investments, net of tax	—	0.04	—	0.03
Diluted excluding special items and gain on equity method investments	$(1.75)	$0.59	$(4.16)	$1.35
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

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF FREE CASH FLOW
	Nine Months Ended September 30,
(in millions)	2020	2019
Net cash (used in) provided by operating activities	$(223)	$1,198
Less: Capital expenditures	(529)	(505)
Less: Predelivery deposits for flight equipment	(67)	(172)
Free Cash Flow	$(819)	$521

PART I. FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as described below, there have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2019 Form 10-K.
Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the September 30, 2020 cost per gallon of fuel. Based on projected fuel consumption for the next 12 months, including the impact of our hedging position, such an increase would result in an increase to aircraft fuel expense of approximately $83 million. As of September 30, 2020, we had hedged approximately 25% of our projected fuel requirement for the remainder of 2020. All hedge contracts existing at September 30, 2020 settle by December 31, 2020.
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
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $3.3 billion of our debt and finance lease obligations, with the remaining $1.5 billion having floating interest rates. As of September 30, 2020, if interest rates were on average 100 basis points higher in 2020, our annual interest expense would increase by approximately $16 million. This amount is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Other governmental restrictions and regulations that may be implemented in the future in response to COVID-19 could include additional travel restrictions (including expanded restrictions on domestic air travel within the United States), quarantines of additional populations (including our personnel), and restrictions on our ability to access our facilities or aircraft or requirements to collect additional passenger data. In addition, governments, non-governmental organizations, and entities in the private sector have issued and may continue to issue non-binding advisories or recommendations regarding air travel or other physical distancing measures, including limitations on the number of persons that should be present at public gatherings. These restrictions and regulations have had, and will continue to have, a material adverse impact on our business, operating results, financial condition, and liquidity.
The Company began experiencing a significant decline in international and domestic demand related to COVID-19 during the first quarter of 2020, and this reduction in demand has continued through the date of this report and is expected to continue for the foreseeable future. The decline in demand caused a material deterioration in our revenues , resulting in a net loss of $981 million for the nine months ended September 30, 2020. The Company expects its results of operations for full-year 2020 to be materially impacted. For planning purposes, the Company has assumed that demand will remain depressed for the remainder of 2020. In response to decreased demand, the Company reduced scheduled capacity, relative to 2019, by approximately 58% for the third quarter of 2020, with at least a 45% reduction expected for the fourth quarter of 2020. The Company plans to proactively manage capacity until there are meaningful signs of a recovery in demand. The continued decline in demand, which is expected to continue for the foreseeable future, is expected to have a material adverse impact on our business, operating results, financial condition, and liquidity.
In addition to the schedule reductions discussed above, the Company has reduced its planned capital expenditures and reduced operating expenditures for the remainder of 2020 (including by postponing projects deemed non-critical to the Company's operations), suspended share repurchases under its share repurchase program, executed two new term loan agreements and immediately drew down on these facilities for the full amount available, borrowed on its existing $550 million revolving credit facility, completed the public placements of equipment notes in an aggregate principal of $923 million, executed a number of aircraft sale-leaseback transactions, and temporarily grounded certain of its fleet.
The Company continues to focus on reducing expenses and managing its liquidity. The Company currently expects to lower its cash burn from an average of approximately $6 million per day during the third quarter of 2020 to an average of between $4 million and $6 million per day during the fourth quarter of 2020. For this purpose, "cash burn" is defined as net cash revenues, less cash operating costs, capital expenditures, and debt payments. Proceeds from the issuance of new debt (excluding expected aircraft financing), government grants associated with the Payroll Support Program of the CARES Act, early repayment of our 364-day delayed draw term loan facility, and one-time cash payments associated with our voluntary separation programs, and net purchases of investment securities are not included in this figure. We expect to continue to modify our cost management structure, liquidity-raising efforts and capacity as the timing of demand recovery becomes more certain.
On April 23, 2020, we entered into a Payroll Support Program Agreement (the "PSP Agreement") under the CARES Act with the United States Department of the Treasury ("Treasury") governing our participation in the Payroll Support Program. Under the Payroll Support Program, Treasury provided us with a payment of $936 million (the "Payroll Support Payment"), consisting of $685 million in grants and $251 million in an unsecured term loan. On September 29, 2020, we entered into a loan and guarantee agreement (the "Loan Agreement") with Treasury under the Loan Program of the CARES Act, pursuant to which Treasury agreed to extend loans to us in an aggregate principal amount of up to $1.14 billion until March 26, 2021, subject to specified terms. On September 30, 2020, Treasury provided us a payment of $27 million (the "Additional Payroll Support Payment"), consisting of $19 million in grants and $8 million in unsecured term loan under the PSP Agreement. The terms of the unsecured term loan are identical to those under the initial loan issued on April 23, 2020. The substance and duration of restrictions to which we are subject under the grants and/or loans under the CARES Act, including, but not limited to, those outlined below will materially affect the Company's operations, and the Company may not be successful in managing these impacts. Further, these restrictions could limit our ability to take actions that we otherwise might have determined to be in the best interest of our Company and our shareholders. In particular, limitations on executive compensation, which, depending on the form of aid, could extend up to six years, may impact the Company's ability to attract and retain senior management or attract other key employees during this critical time. See "—We are subject to certain restrictions on our business as a result of our participation in governmental programs under the CARES Act."
Further, certain employees of the Company, its suppliers and its business partners, such as airport and air traffic personnel, have tested positive for or been suspected of having COVID-19, which has resulted in facility closures, reduction in available staffing, and disruptions to the Company’s overall operations. The Company’s operations may be further impacted in the event of additional instances of actual or perceived risk of infection among employees of the Company, its suppliers or its business partners, and this impact may have a material and adverse effect if the Company is unable to maintain a suitably skilled and sized workforce and address related employee matters.
The Company may also take additional actions to improve its financial position, including measures to improve liquidity, such as the issuance of additional unsecured and secured debt securities, equity securities and equity-linked securities, the sale of assets and/or the entry into additional bilateral and syndicated secured and/or unsecured credit facilities. There can be no assurance as to the timing of any such issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all. Any such actions may be material in nature and could result in significant additional borrowing. The Company's reduction in expenditures, measures to improve liquidity or other strategic actions that the Company may take in the future in response to COVID-19 may not be effective in offsetting decreased demand, and the Company will not be permitted to take certain strategic actions as a result of the CARES Act, which could result in a material adverse effect on the Company's business, operating results, liquidity and financial condition.
The full extent of the ongoing impact of COVID-19 on the Company's longer-term operational and financial performance will depend on future developments, many of which are outside of our control, including the effectiveness of the mitigation strategies discussed above, the duration, spread, severity and recurrence of COVID-19 and related travel advisories and restrictions, the impact of COVID-19 on overall long-term demand for air travel, including after the pandemic subsides, the impact of COVID-19 on the financial health and operations of the Company's business partners, future governmental actions, including their duration and scope, and the Company's access to capital, all of which are highly uncertain and cannot be predicted.
In addition, an outbreak of another disease or similar public health threat, or fear of such an event, that affects travel demand, travel behavior or travel restrictions could have a material adverse impact on the Company's business, operating results, liquidity and financial condition. Outbreaks of other diseases could also result in increased government restrictions and regulation, such as those actions described above or otherwise, which could adversely affect our business, operating results, financial condition, and liquidity.
Even after the COVID-19 pandemic has moderated and the enhanced screenings, quarantine requirements, and travel restrictions have eased, we may continue to experience similar adverse effects to our business, operating results, financial condition, and liquidity resulting from a recessionary economic environment that may persist, including increases in unemployment. The impact that the COVID-19 pandemic will have on our businesses, operating results, financial condition, and liquidity could exacerbate the risks identified in “Item 1A. Risk Factors” in our Annual Report on Form 10-K.
We are subject to certain restrictions on our business as a result of our participation in governmental programs under the CARES Act.

On April 23, 2020, we entered into the PSP Agreement under the CARES Act with the Treasury governing our participation in the Payroll Support Program. Under the Payroll Support Program, Treasury provided us a $936 million Payroll Support Payment, consisting of $685 million in grants and $251 million in an unsecured term loan. On September 30, 2020, Treasury provided us a $27 million Additional Payroll Support Payment, consisting of $19 million in grants and $8 million in unsecured term loan under the PSP Agreement. In consideration for the Payroll Support Payment and the Additional Payroll Support Payment, we issued warrants to purchase approximately 2.6 million and 85,540 shares of common stock, respectively, to the Treasury at an exercise price of $9.50 per share. Additionally, on September 29, 2020, we entered into the Loan Agreement with Treasury under the Loan Program of the CARES Act. Pursuant to the Loan Agreement, Treasury agreed to extend loans to us in an aggregate principal amount of up to $1.14 billion until March 26, 2021, subject to specified terms. In connection with the Loan Agreement, on September 29, 2020, we entered into a warrant agreement with Treasury, pursuant to which we agreed to issue to Treasury warrants to purchase approximately 1.2 million shares of our common stock at an exercise price of $9.50 per share. See “Part I-Item 2. Overview-The Coronavirus (COVID-19) Pandemic-The Coronavirus Aid, Relief, and Economic Security Act” and Note 2 to the condensed consolidated financial statements included herein for more information.
In accordance with any grants and/or loans received under the CARES Act, we are required to comply with the relevant provisions of the CARES Act which, among other things, includes the following: the requirement to use the Payroll Support Payment and the Additional Payroll Support Payment exclusively for the continuation of payment of crewmember wages, salaries and benefits; the requirement that certain levels of commercial air service be maintained until March 1, 2022; the prohibitions on share repurchases and the payment of common stock dividends; and restrictions on the payment of certain executive compensation until March 24, 2022.
Further, the Loan Agreement includes affirmative and negative covenants that restrict our ability to, among other things, dispose of certain assets, merge, consolidate or sell assets, incur certain additional indebtedness or pay certain dividends. In addition, we are required to maintain unrestricted cash and cash equivalents and unused commitments available under all revolving credit facilities aggregating not less than $550 million and to maintain a minimum ratio of the borrowing base of the collateral. If we do not meet the minimum collateral coverage ratio, we must either provide additional collateral to secure our obligations under the Loan Agreement or repay the loans by an amount necessary to maintain compliance with the collateral coverage ratio.
The substance and duration of restrictions to which we are subject under the grants and/or loans under the CARES Act, including, but not limited to, those outlined above, will materially affect the Company's operations, and the Company may not be successful in managing these impacts. Further, these restrictions could limit our ability to take actions that we otherwise might have determined to be in the best interest of our Company and our shareholders. In particular, limitations on executive compensation, which, depending on the form of aid, could extend up to six years, may impact the Company's ability to attract and retain senior management or attract other key employees during this critical time.
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
In addition, in response to the travel restrictions, decreased demand and other effects the COVID-19 pandemic has had and is expected to have on the Company's business, the Company currently intends to continue to seek material amounts of additional financial liquidity in the short-term, which may include the issuance of additional unsecured or secured debt securities, equity securities and equity-linked securities, the sale of assets, the entry into sale-leaseback transactions, as well as additional bilateral and syndicated secured and/or unsecured credit facilities, among other items. If the Company's credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to the Company's rating levels, the airline industry, or the Company, the Company's access to capital and the cost of any debt financing would be negatively affected. There can be no assurance as to the timing of any such issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all. In addition, the Company has received a total of $963 million in funding under the Payroll Support Program of the CARES Act and $115 million under the Loan Program of the CARES Act, which financial assistance subjects the Company and its business to certain restrictions. See “We are subject to certain restrictions on our business as a result of our participation in governmental programs under the CARES Act.”

Although the Company's cash flows from operations and its available capital, including the proceeds from financing transactions, have been sufficient to meet its obligations and commitments to date, the Company's liquidity has been, and may in the future be, negatively affected by the risk factors discussed in the Company's 2019 Form 10-K, as updated by this report, including risks related to future results arising from the COVID-19 pandemic. If the Company's liquidity is materially diminished, the Company might not be able to timely pay its leases and debts or comply with certain operating and financial covenants under its financing and credit card processing agreements or with other material provisions of its contractual obligations. Moreover, as a result of the Company's recent financing activities in response to the COVID-19 pandemic, the number of financings with respect to which such covenants and provisions apply has increased, thereby subjecting the Company to more substantial risk of cross-default and cross-acceleration in the event of breach, and additional covenants and provisions could become binding on the Company as it continues to seek additional liquidity. In addition, the Company has agreements with financial institutions that process customer credit card transactions for the sale of air travel and other services. Under certain of the Company's credit card processing agreements, the financial institutions in certain circumstances have the right to require that the Company maintain a reserve equal to a portion of advance ticket sales that have been processed by that financial institution, but for which the Company has not yet provided the air transportation. Such financial institutions may require cash or other collateral reserves to be established or withholding of payments related to receivables to be collected, including if the Company does not maintain certain minimum levels of unrestricted cash, cash equivalents and short-term investments. In light of the affect COVID-19 is having on demand and, in turn, capacity, the Company has seen an increase in demand from consumers for refunds on their tickets, and we anticipate this will continue to be the case for the foreseeable future. Refunds lower our liquidity and put us at risk of triggering liquidity covenants in these processing agreements and, in doing so, could force us to post cash collateral with the credit card companies for advance ticket sales. The Company also maintains certain insurance- and surety-related agreements under which counterparties may require collateral.
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
See Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report for additional information regarding the Company's liquidity as of September 30, 2020.
COVID-19 has materially disrupted our strategic operating plans in the near-term, and there are risks to our business, operating results, liquidity and financial condition associated with executing our strategic operating plans in the long-term.
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
The Company may be required to recognize losses in the future due to, among other factors, extreme fuel price volatility, tight credit markets, government regulatory changes, decline in the fair values of certain tangible or intangible assets, such as aircraft, route authorities, airport slots and frequent flyer database, unfavorable trends in historical or forecasted results of operations and cash flows and an uncertain economic environment, as well as other uncertainties. For example, during the nine months ended September 30, 2020, the Company recorded impairment charges of $258 million associated with its E190 fleet due to COVID-19. The Company can provide no assurance that a material impairment loss of tangible or intangible assets will not occur in a future period, and the risk of future material impairments has been significantly heightened as result of the effects of the COVID-19 pandemic on our flight schedules and business. The value of the Company's aircraft could also be impacted in future periods by changes in supply and demand for these aircraft. Such changes in supply and demand for certain aircraft types could result from the grounding of aircraft. A further impairment loss could have a material adverse effect on the Company's financial condition and operating results.
If we are unable to attract and retain qualified personnel or fail to maintain our company culture, our business could be harmed.
We compete against other major U.S. airlines for pilots, mechanics, and other skilled labor; some of them offer wage and benefit packages exceeding ours. As more pilots in the industry approach mandatory retirement age, the U.S. airline industry may be affected by a pilot shortage. We may be required to increase wages and/or benefits in order to attract and retain qualified personnel or risk considerable crewmember turnover. In addition, we may lose crewmembers due to the impact of COVID-19 on aviation and we may lose crewleaders as a result of restrictions imposed under the CARES Act. If we are unable to hire, train, and retain qualified crewmembers representing diverse backgrounds, experiences, and skill sets, our business could be harmed and we may be unable to implement our growth plans.
In addition, as we hire more people and grow, we believe it may be increasingly challenging to continue to hire people who will maintain our company culture and inclusive work environment. We believe one of our competitive strengths is our service-oriented company culture which emphasizes friendly, helpful, team-oriented, and customer-focused crewmembers. Our company culture is important to providing high quality customer service and having a productive workforce in order to help keep our costs low. As we continue to grow, we may be unable to identify, hire, or retain enough people who meet the above criteria, including those in management or other key positions. Our company culture could otherwise be adversely affected by our growing operations and broader geographic diversity. If we fail to maintain the strength of our company culture, our competitive ability and our business may be harmed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On September 19, 2019, the Board of Directors approved a share repurchase program, or the 2019 Authorization, of up to $800 million worth of common stock beginning on October 1, 2019 and ending no later than December 31, 2021. Our share repurchase programs include authorization for repurchases in open market transactions pursuant to Rules 10b-18 and/or 10b5-1 of the Exchange Act, and/or one or more privately-negotiated accelerated stock repurchase transactions. The timing, price, and volume of any repurchases will be based on market conditions and other relevant factors. In accordance with the PSP Agreement and the Loan Agreement with the Treasury, we are prohibited from making any share repurchases. We have suspended our share repurchase program as of March 31, 2020. No shares were repurchased during the three months ended September 30, 2020.
In consideration for the Payroll Support Payment and borrowings under Loan Agreement, during the nine months ended September 30, 2020 we issued warrants to purchase approximately 2.7 million shares of common stock to the Treasury at an exercise price of $9.50 per share. See Note 2 to our condensed consolidated financial statements.

ITEM 6. EXHIBITS
See accompanying Exhibit Index included after the signature page of this Report for a list of the exhibits filed or furnished with this Report.

EXHIBIT INDEX

Exhibit Number	Exhibit
4.1*	Warrant Agreement, dated as of September 29, 2020, between JetBlue Airways Corporation and the United States Department of the Treasury
4.1(a)*	Form of Warrant
4.2
Trust Supplement No. 2020-1A, dated as of August 17, 2020, between JetBlue Airways Corporation and Wilmington Trust Company, as Class A Trustee, to the Pass Through Trust Agreement dated as of November 12, 2019-incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020

4.2(a)
Trust Supplement No. 2020-1B, dated as of August 17, 2020, between JetBlue Airways Corporation and Wilmington Trust Company, as Class B Trustee, to the Pass Through Trust Agreement dated as of November 12, 2019-incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020

4.2(b)
Form of Pass Through Trust Certificate, Series 2020-1A (included in Exhibit A to Exhibits 4.2)-incorporated by reference to Exhibit A to Exhibit 4.2 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020

4.2(c)
Form of Pass Through Trust Certificate, Series 2020-1B (included in Exhibit A to Exhibit 4.2(a))-incorporated by reference to Exhibit A to Exhibit 4.3 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020

4.2(d)***
Intercreditor Agreement (2020-1), dated as of August 17, 2020, among JetBlue Airways Corporation, Wilmington Trust Company, as Trustee of the JetBlue Airways Pass Through Trust 2020-1A and the JetBlue Airways Pass Through Trust 2020-1B, Natixis S.A., acting through its New York Branch, as Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust Company, as Subordination Agent-incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020

4.2(e)***
Revolving Credit Agreement (2020-1A), dated as of August 17, 2020, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of JetBlue Airways Pass Through Trust 2020-1A and as Borrower, and Natixis S.A., acting through its New York Branch, as Class A Liquidity Provider-incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020

4.2(f)***
Revolving Credit Agreement (2020-1B), dated as of August 17, 2020, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of JetBlue Airways Pass Through Trust 2020-1B and as Borrower, and Natixis S.A., acting through its New York Branch, as Class B Liquidity Provider-incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020

4.2(g)***, ****
Participation Agreement (N946JL), dated as of August 17, 2020, among JetBlue Airways Corporation, Wilmington Trust Company, as Pass Through Trustee under the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein-incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020

4.2(h)***, ****
Indenture and Security Agreement (N946JL), dated as of August 17, 2020, between JetBlue Airways Corporation and Wilmington Trust Company, as Loan Trustee-incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020

4.2(i)***, *****
Participation Agreement (N2002J), dated as of August 17, 2020, among JetBlue Airways Corporation, Wilmington Trust Company, as Pass Through Trustee under the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein-incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020

4.2(j)***, *****
Indenture and Security Agreement (N2002J), dated as of August 17, 2020, between JetBlue Airways Corporation and Wilmington Trust Company, as Loan Trustee-incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020

4.2(k)
Form of Series 2020-1 Equipment Notes (included in Exhibits 4.2(h) and 4.2(j))-incorporated by reference to Exhibits 4.10 and 4.12 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020

4.2(l)****
Schedule I (setting forth the details by which the documents referred to therein differ from the corresponding representative sample of documents included as Exhibits 4.2(g) and 4.2(h) with respect to Aircraft bearing Registration No. N946JL)-incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020

4.2(m)*****
Schedule II (setting forth the details by which the documents referred to therein differ from the corresponding representative sample of documents included as Exhibits 4.2(i) and 4.2(j) with respect to Aircraft bearing Registration No. N2002J)-incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020

4.3
Trust Supplement No. 2019-1B, dated as of August 27, 2020, between JetBlue Airways Corporation and Wilmington Trust Company, as Class B Trustee, to the Pass Through Trust Agreement dated as of November 12, 2019-incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated August 27, 2020 and filed on August 28, 2020

4.3(a)
Form of Pass Through Trust Certificate, Series 2019-1B (included in Exhibit A to Exhibit 4.3)-incorporated by reference to Exhibit A to Exhibit 4.2 to our Current Report on Form 8-K dated August 27, 2020 and filed on August 28, 2020

4.3(b)***
Amended and Restated Intercreditor Agreement (2019-1), dated as of August 27, 2020, among JetBlue Airways Corporation, Wilmington Trust Company, as Trustee of the JetBlue Airways Pass Through Trust 2019-1AA, the JetBlue Airways Pass Through Trust 2019-1A and the JetBlue Airways Pass Through Trust 2019-1B, Crédit Agricole Corporate and Investment Bank, acting through its New York Branch, as Class AA Liquidity Provider, Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust Company, as Subordination Agent-incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated August 27, 2020 and filed on August 28, 2020

4.3(c)***
Revolving Credit Agreement (2019-1B), dated as of August 27, 2020, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of JetBlue Airways Pass Through Trust 2019-1B and as Borrower, and Crédit Agricole Corporate and Investment Bank, acting through its New York Branch, as Class B Liquidity Provider-incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated August 27, 2020 and filed on August 28, 2020

4.3(d)***, ******
First Amendment to Participation Agreement (N976JT), dated as of August 27, 2020, among JetBlue Airways Corporation, Wilmington Trust Company, as Pass Through Trustee under the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein-incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated August 27, 2020 and filed on August 28, 2020

4.3(e)******
First Amendment to Indenture and Security Agreement (N976JT), dated as of August 27, 2020, between JetBlue Airways Corporation and Wilmington Trust Company, as Loan Trustee-incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated August 27, 2020 and filed on August 28, 2020

4.3(f)
Form of Series 2019-1 Equipment Notes (incorporated by reference to Exhibit 4.11 to our Form 8-K filed on November 12, 2019, as amended by Exhibit 4.7 to our Current Report on Form 8-K dated August 27, 2020 and filed on August 28, 2020)

4.3(g)******
Schedule I (setting forth the details by which the documents referred to therein differ from the corresponding representative sample of documents included as Exhibits 4.3(d) and 4.3(e) with respect to Aircraft bearing Registration No. N976JT)-incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated August 27, 2020 and filed on August 28, 2020

10.1*†
Loan and Guarantee Agreement, dated as of September 29, 2020, among JetBlue Airways Corporation, as Borrower, the Subsidiaries of JetBlue Airways party thereto from time to time, as Guarantors, the United States Department of the Treasury, as Lender, and The Bank of New York Mellon as Administrative Agent and Collateral Agent

10.2*	Amended and Restated JetBlue Airways Corporation Severance Plan dated July 8, 2020
10.3*, ***	Northeast Alliance Agreement, dated as of July 15, 2020, between JetBlue Airways Corporation and American Airlines, Inc.
10.4*, ***	Codeshare Agreement, dated as of July 15, 2020 between, JetBlue Airways Corporation and American Airlines, Inc.
10.5*, ***	Mutual Growth Incentive Agreement, dated as of July 15, 2020, between JetBlue Airways Corporation and American Airlines, Inc.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
†	Pursuant to Item 601(a)(5) of Regulation S-K, schedules have been omitted and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.
*	Filed herewith.
**	Furnished herewith.
***
Certain confidential information contained in this exhibit, marked by [***], has been omitted because it (i) is not material and (ii) would likely cause competitive harm to the Company if it were to be publicly disclosed.

****
Pursuant to Instruction 2 to Item 601 of Regulation S-K, Exhibit 4.2(l), incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020, contains a list of documents applicable to each Aircraft (other than Aircraft bearing Registration No. N946JL) that relate to the offering of the JetBlue Airways Pass Through Certificates, Series 2020-1, which documents are substantially identical to those which were filed as Exhibits 4.9 and 4.10 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020, incorporated by reference herein, except for the information identifying such Aircraft in question and various information relating to the principal amounts of the Equipment Notes relating to such Aircraft. Exhibit 99.1 sets forth the details by which such documents differ from the corresponding representative sample of documents filed as Exhibits 4.9 and 4.10 with respect to Aircraft bearing Registration No. N946JL.

*****
Pursuant to Instruction 2 to Item 601 of Regulation S-K, Exhibit 4.2(m), incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020, contains a list of documents applicable to each Aircraft (other than Aircraft bearing Registration No. N2002J) that relate to the offering of the JetBlue Airways Pass Through Certificates, Series 2020-1, which documents are substantially identical to those which were filed as Exhibits 4.11 and 4.12 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020, incorporated by reference herein, except for the information identifying such Aircraft in question and various information relating to the principal amounts of the Equipment Notes relating to such Aircraft. Exhibit 99.2 sets forth the details by which such documents differ from the corresponding representative sample of documents filed as Exhibits 4.11 and 4.12 with respect to Aircraft bearing Registration No. N2002J.

******
Pursuant to Instruction 2 to Item 601 of Regulation S-K, Exhibit 4.3(g), incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K dated August 28, 2020 and filed on August 28, 2020, contains a list of documents applicable to each Aircraft (other than Aircraft bearing Registration No. N976JT) that relate to the offering of the JetBlue Airways Pass Through Certificates, Series 2019-1B, which documents are substantially identical to those which were filed as Exhibits 4.6 and 4.7 to our Current Report on Form 8-K dated August 28, 2020 and filed on August 28, 2020, incorporated by reference herein, except for the information identifying such Aircraft in question and various information relating to the principal amounts of the Equipment Notes relating to such Aircraft. Exhibit 99.3 sets forth the details by which such documents differ from the corresponding representative sample of documents filed as Exhibits 4.6 and 4.7 with respect to Aircraft bearing Registration No. N976JT.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	November 9, 2020	By:	/s/ Alexander Chatkewitz
Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)