Form 10-K
period 2020-12-31
JETBLUE AIRWAYS CORP
filed 2021-03-02
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2020 was approximately $3.0 billion (based on the last reported sale price on the NASDAQ Global Select Market on that date). The number of shares outstanding of the registrant's common stock as of January 31, 2021 was 316,028,908 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Designated portions of the Registrant's Proxy Statement for its 2021 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K, or the Report, to the extent described therein.

FORWARD-LOOKING INFORMATION

Statements in this Report (or otherwise made by JetBlue or on JetBlue’s behalf) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which represent our management’s beliefs and assumptions concerning future events. These statements are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. When used in this document and in documents incorporated herein by reference, the words “expects,” “plans,” “anticipates,” “indicates,” “believes,” “forecast,” “guidance,” “outlook,” “may,” “will,” “should,” “seeks,” “targets” and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks, uncertainties and assumptions, and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including, without limitation, the coronavirus (“COVID-19”) pandemic and the outbreak of any other disease or similar public health threat that affects travel demand or behavior; restrictions on our business related to the financing we accepted under the CARES Act; our significant fixed obligations and substantial indebtedness; risk associated with execution of our strategic operating plans in the near-term and long-term; the recording of a material impairment loss of tangible or intangible assets; our extremely competitive industry; volatility in financial and credit markets which could affect our ability to obtain debt and/or lease financing or to raise funds through debt or equity issuances; volatility in fuel prices, maintenance costs and interest rates; our reliance on high daily aircraft utilization; our ability to implement our strategy; our ability to attract and retain qualified personnel and maintain our culture as we grow; our reliance on a limited number of suppliers, including for aircraft, aircraft engines and parts and vulnerability to delays by those suppliers; our dependence on the New York and Boston metropolitan markets and the effect of increased congestion in these markets; our reliance on automated systems and technology; our being subject to potential unionization, work stoppages, slowdowns or increased labor costs; our presence in some international emerging markets that may experience political or economic instability or may subject us to legal risk; reputational and business risk from information security breaches or cyber-attacks; changes in or additional domestic or foreign government regulation, including new or increased tariffs; changes in our industry due to other airlines' financial condition; acts of war or terrorism; global economic conditions or an economic downturn leading to a continuing or accelerated decrease in demand for air travel; adverse weather conditions or natural disasters; and external geopolitical events and conditions. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change prior to the end of each quarter or year.
Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. You should understand that many important factors, in addition to those discussed or incorporated by reference in this Report, could cause our results to differ materially from those expressed in the forward-looking statements. Potential factors that could affect our results include, in addition to others not described in this Report, those described in Item 1A of this Report under “Risks Related to the COVID-19 Pandemic”, “Risks Related to JetBlue”, and “Risks Associated with the Airline Industry.” In light of these risks and uncertainties, the forward-looking events discussed in this Report might not occur. Our forward-looking statements speak only as of the date of this Report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1.    BUSINESS

OVERVIEW
General
JetBlue Airways Corporation, or JetBlue, is New York's Hometown Airline®. As of December 31, 2020, JetBlue served 98 destinations in the United States, the Caribbean and Latin America.
JetBlue was incorporated in Delaware in August 1998 and commenced service on February 11, 2000. We believe our differentiated product and culture combined with our competitive cost structure enables us to compete effectively in the high-value geographies we serve. Looking to the future, we plan to continue to grow in our high-value geographies, invest in industry leading products and provide award-winning service by our 20,000 dedicated employees, whom we refer to as crewmembers. Going forward, we believe we will continue to differentiate ourselves from other airlines, enabling us to continue to attract a greater mix of customers, and to drive further profitable growth. We are focused on delivering solid results for our shareholders, our customers, and our crewmembers.
As used in this Report, the terms “JetBlue,” the “Company,” “we,” “us,” “our” and similar terms refer to JetBlue Airways Corporation and its subsidiaries, unless the context indicates otherwise. Our principal executive offices are located at 27-01 Queens Plaza North, Long Island City, New York 11101 and our telephone number is (718) 286-7900.
Our Industry and Competition
The U.S. airline industry is extremely competitive and challenging, and results are often volatile. It is uniquely susceptible to external factors such as fuel costs, downturns in domestic and international economic conditions, weather-related disruptions, the spread of infectious diseases, such as COVID-19, and associated stay at home orders and travel restrictions, the impact of airline restructurings or consolidations, and military actions or acts of terrorism. We operate in a capital and energy intensive industry that has high fixed costs, as well as heavy taxation and fees. Airline returns are sensitive to slight changes in fuel prices, average fare levels, and passenger demand. The industry's principal competitive factors include fares, brand and customer service, route networks, flight schedules, aircraft types, safety records, codeshare and interline relationships, inflight entertainment and connectivity systems, and frequent flyer programs.
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
Demand for air travel began to weaken at the end of February 2020. The pace of decline accelerated throughout March into April 2020 and demand remained depressed throughout the rest of 2020. This decline in demand has had a material adverse impact on our operating revenues and financial position. Our capacity and operating revenues for the year ended December 31, 2020 declined by 48.8% and 63.5% year-over-year, respectively. Although demand began to improve as the year progressed, it remained significantly lower than in prior years. The exact timing and pace of the recovery is uncertain given the significant impact of the pandemic on the overall U.S. and global economy.
In response to the COVID-19 pandemic, since March 2020 we have implemented a number of measures to focus on the safety of our customers, our crewmembers, and our business. We expect the demand environment to remain depressed until the majority of the U.S. population is vaccinated against COVID-19. Our response to the pandemic and the measures we take to secure additional liquidity may be modified as we have more clarity on the timing of demand recovery.

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
Our award winning service begins from the moment our customers purchase a ticket through one of our distribution channels such as www.jetblue.com, our mobile applications, or our reservations centers. Customers can purchase one of four branded fares: Blue Basic, Blue, Blue Extra, and in select markets, Blue Plus. Each fare includes different offerings such as priority boarding, advance seat selections, free checked bags, reduced change fees, and additional TrueBlue® points, with all fares including our core offering of free inflight entertainment, free brand name snacks, and free non-alcoholic beverages. Customers can choose to “buy up” to an option with additional offerings. These different fares allow customers to select the products or services they need or value when they travel, without having to pay for the things they do not need or value.
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
Our self-service layout in select BlueCities redesigned the way our customers travel through the airport lobby. Our user-friendly kiosks are the first point of contact for each customer traveling through the airport lobby and allow for contact-less service. While all customers are encouraged to use the kiosks, our lobby layout allows them to choose the check-in experience they prefer. Customers who choose to use our kiosk receive a virtually queue-less experience. For customers who prefer a more traditional experience, our Help Desk offers full-service check-in. The self-service model allows crewmembers to get out from behind the ticket counter and move through the lobby to guide our customers through the check-in process. The self-service lobby opens up the opportunity for our crewmembers to make personal connections with our customers, to assist with bag tagging, to answer customer questions and to direct them to their next step in the travel experience.
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
In February 2021, we unveiled a reimagined version of our Mint® experience. The new service includes a completely refreshed cabin design featuring private suites with a sliding door for every Mint® customer. Each Mint® aircraft will also include two Mint® Studio suites which offers the most space in a premium experience from any U.S. airline based on personal square footage per passenger seat. We expect to debut this new premium service with a 16-seat individual suite layout on a limited number of flights between New York and Los Angeles in 2021. For our anticipated transatlantic flights to London, the new Mint® experience will include 24 individual suites.
Our inflight entertainment system onboard the majority of our Airbus A320 and Embraer E190 aircraft includes 36 channels of free DIRECTV®, 100+ channels of free SiriusXM Radio® and premium movie channel offerings from JetBlue Features. Customers on our Airbus A321 aircraft and certain restyled Airbus A320 aircraft have access to 100+ channels of DIRECTV®, 100+ channels of SiriusXM Radio® and premium movie channel offerings from JetBlue Features. Our Mint® customers enjoy 15-inch flat screen televisions to experience our inflight entertainment offerings. Our entire fleet is equipped with Fly-Fi®, a broadband product that allows gate-to-gate Wi-Fi at every seat. Customers also have access to the Fly-Fi® Hub, a content portal where customers can access a wide range of movies, television shows, and additional content from their own personal devices.
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
Our Airbus A321 aircraft in a single cabin layout have 200 seats and those with our Mint® offering have 159 seats. Our Airbus A320 aircraft in the classic configuration have 150 seats while our Embraer E190 aircraft have 100 seats. Those A320 aircraft which have gone through our cabin restyling program have 162 seats. We believe our multi-year restyling program will allow us to increase capacity in a capital-efficient and customer-focused way. Our first restyled Airbus A320 aircraft entered into revenue service in April 2018. As of December 31, 2020, we had 72 restyled Airbus A320 aircraft in service. In December 2020, we took delivery of our first airbus A220 aircraft with a cabin configuration of 140 seats.

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
Network
We are a predominately point-to-point system carrier, with the majority of our routes touching at least one of our six focus cities: New York, Boston, Fort Lauderdale-Hollywood, Orlando, Los Angeles, and San Juan, Puerto Rico.
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
As of December 31, 2020, our network served 98 BlueCities in 30 states, the District of Columbia, the Commonwealth of Puerto Rico, the U.S. Virgin Islands, and 23 countries in the Caribbean and Latin America.
We group our capacity distribution based upon geographical regions rather than on a mileage or a length-of-haul basis. The historic distribution of ASMs, or capacity, by region for the years ending December 31 was:

Capacity Distribution	2020	2019	2018
Transcontinental	31.7%	32.0%	31.3%
Caribbean & Latin America (1)	31.4	31.2	28.7
Florida	27.4	25.2	27.3
East	4.5	6.0	6.5
Central	4.0	4.0	4.0
West	1.0	1.6	2.2
Total	100.0%	100.0%	100.0%
(1) Domestic operations as defined by the U.S. Department of Transport, or DOT, include Puerto Rico and the U.S. Virgin Islands, but for the purposes of the capacity distribution table above, we have included these locations in the Caribbean and Latin America region.
We made numerous adjustments to our network in response to the dynamic environment created by the COVID-19 pandemic. At the onset of the pandemic, we significantly reduced our capacity to a level that maintained essential services to align with the precipitous decline in demand. We temporarily consolidated our operations in certain cities that contain multiple airport locations and parked a portion of our fleet.
As the pandemic progressed, we launched new routes to serve customers in markets where leisure and VFR travel showed signs of recovery. These new routes offered us the opportunity to generate revenue, bring aircraft back into service, and added more flying opportunities for our crewmembers and customers.
We expect to resume our plans to increase our presence in our focus cities and diversify our network as we recover from the pandemic. We have previously announced service to the following new destinations:

Destination	Service Expected to Commence
Key West, Florida	February 11, 2021
Miami, Florida	February 11, 2021
Guatemala City, Guatemala(*)	April 15, 2021
Los Cabos, Mexico(*)	June 17, 2021
(*) Subject to receipt of government operating authority.
We also anticipate launching service from Boston and JFK to London in 2021. London will be our first BlueCity in Europe.
Airline Commercial Partnerships
Airlines frequently participate in commercial partnerships with other carriers in order to increase customer convenience by providing interline-connectivity, codeshare, complementary flight schedules, frequent flyer program reciprocity, and other joint marketing activities. As of December 31, 2020, we had 48 airline commercial partnerships. Our commercial partnerships typically begin as an interline agreement allowing a customer to book a single itinerary with tickets on multiple airlines. On their day of travel, they enjoy a simplified airport experience with single check-in and bag drop.
In July 2020, we announced our intention to enter into a strategic relationship with American Airlines Group Inc. ("American"). This arrangement, once fully implemented, will include an alliance agreement with reciprocal code sharing on domestic and international routes from or connecting through New York (John F. Kennedy International Airport ("JFK"), LaGuardia Airport, and Newark Liberty International Airport) and Boston, excluding JetBlue's future European transatlantic flying. We believe this partnership will create more capacity, seamless connectivity for travelers in the northeast, and offer more choices for customers across the networks of both airlines. In addition, we believe this relationship will also accelerate our recovery as the travel industry adapts to new trends as a result of the COVID-19 pandemic. Pursuant to federal law, American and JetBlue submitted this proposed alliance arrangement to the Department of Transportation ("DOT") for review. After American, JetBlue and the DOT agreed to a series of commitments, the DOT terminated its review of the proposed alliance. The commitments include growth commitments to ensure capacity expansion, slot divestitures at JFK and at Reagan National Airport near Washington, D.C. and antitrust compliance measures. Beyond this agreement with the DOT, American and JetBlue will also be limiting their coordination on certain city pair markets within the scope of the alliance. In addition to the DOT review, the Department of Justice and the New York Attorney General, the Massachusetts Attorney General, and the Attorneys General of certain other state and local jurisdictions are investigating this proposed alliance, which are ongoing. American and JetBlue intend to cooperate with those investigations, but are proceeding with plans to implement this alliance.
In 2021, we expect to continue to seek additional strategic opportunities through new commercial partners as well as assess ways to deepen existing airline partnerships. We plan to do this by expanding codeshare relationships and other areas of cooperation such as frequent flyer programs. We believe these commercial partnerships allow us to better leverage our strong network and drive incremental traffic and revenue while improving off-peak travel.
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
Customer Loyalty Program
TrueBlue® is our customer loyalty program designed to reward and recognize loyal customers. Members earn points based upon, among other methods, the amount paid for JetBlue flights and services from certain commercial partners. Our points do not expire, the program has no black-out dates, points can be redeemed for any open seat, and any JetBlue destination can be booked if the TrueBlue® member has enough points to exchange for the value of an open seat. Mosaic® is an additional level for our most loyal customers who (1) fly a minimum of 30 times with JetBlue and acquire at least 12,000 base flight points within a calendar year, (2) accumulate 15,000 base flight points within a calendar year, or (3) in certain circumstances, qualify through a minimum credit card spend of $50,000 in a calendar year.
We made several updates to our TrueBlue® program in response to the COVID-19 pandemic. These include extending the status of all current Mosaic® customers through 2021 and also reducing the qualification requirements for customers trying to earn Mosaic® status by 50% in 2021. Under the updated program, customers can now enjoy Mosaic® benefits by either (1) flying a minimum of 15 times with JetBlue and acquiring at least 6,000 base flight points within a calendar year or (2) accumulating 7,500 base flight points within a calendar year. These reduced qualification requirements are effective through the end of 2021.
We currently have co-branded loyalty credit cards available to eligible U.S. residents, as well as co-brand agreements in Puerto Rico and the Dominican Republic to allow cardholders to earn TrueBlue® points. Our co-branded credit cards in the United States are issued in partnership with Barclaycard® on the MasterCard® network. We also have co-branded loyalty credit cards issued by Banco Popular de Puerto Rico and MasterCard® in Puerto Rico as well as Banco Popular Dominicano and MasterCard® in the Dominican Republic. These credit cards allow customers in Puerto Rico and the Dominican Republic to take full advantage of our TrueBlue® loyalty program.
We have various agreements with other loyalty partners, including financial institutions, hotels, and car rental companies, that allow their customers to earn TrueBlue® points through participation in our partners’ programs. We intend to continue to develop the footprint of our co-branded credit cards and pursue other loyalty partnerships in the future.

OPERATIONS AND COST STRUCTURE
Historically, our cost structure has allowed us to price fares lower than many of our competitors and was a principal reason for our profitable growth prior to the onset of the COVID-19 pandemic in 2020. Our cost advantage relative to some of our competitors was due to, among other factors, high aircraft utilization, new and efficient aircraft, relatively low distribution costs, and a productive workforce. Because our network initiatives and growth plans require a low cost platform, we strive to stay focused on our competitive costs, operational excellence, efficiency improvements, and enhancing critical elements of the JetBlue Experience. We will remain nimble and continue to execute on our cost plan in the face of changing customer behaviors as we navigate through the COVID-19 pandemic.
Route Structure
JetBlue's point-to-point system is the foundation of our operational structure, with the majority of our routes touching at least one of our six focus cities. This structure allows us to optimize costs as well as accommodate customers' preference for nonstop itineraries. A vast majority of our operations are centered in the heavily populated northeast corridor of the U.S., which includes the New York and Boston metropolitan areas. This airspace is some of the world's most congested and drives certain operational constraints.
Our peak levels of traffic over the course of the typical year vary by route; the East Coast to Florida/Caribbean routes peak from October through April and the West Coast routes peak in the summer months. Generally speaking, many of our areas of operations in the Northeast experience poor winter weather conditions, resulting in increased costs associated with de-icing aircraft, canceled flights, and accommodating displaced customers. Many of our Florida and Caribbean routes experience bad weather conditions in the summer and fall due to thunderstorms and hurricanes. As we enter new markets we could be subject to additional seasonal variations along with competitive responses by other airlines.

Our flying in 2020 did not follow the typical historical patterns and was instead shaped by our responses to the significant declines in demand for air travel and changes in travel behavior triggered by the COVID-19 pandemic and associated government travel restrictions in the U.S. and international destinations we serve.

•New York metropolitan area - We are New York's Hometown Airline®. Approximately one-half of our flights originate from or are destined for the New York metropolitan area. JFK is New York's largest airport, and we are the second largest airline at JFK as measured by domestic seats. Our 2020 operations accounted for 39% of seats offered on domestic routes from JFK. We also serve New Jersey's Newark Liberty International Airport, or Newark, New York

City's LaGuardia Airport, or LaGuardia, New York's Stewart International Airport, or Newburgh, and New York's Westchester County Airport, or White Plains.
•Boston - We are the largest carrier at Boston's Logan International Airport, or Boston. At the end of 2020, we flew to 70 nonstop destinations from Boston and our operations accounted for 31% of all seats offered in Boston.
•Caribbean and Latin America - At the end of 2020, we had 35 BlueCities in the Caribbean and Latin America. San Juan, Puerto Rico is our only focus city outside of the Continental U.S. We are a leading carrier in Puerto Rico serving three airports. We are also the largest airline in the Dominican Republic, serving four airports.
•Fort Lauderdale-Hollywood - We are a leading carrier at Fort Lauderdale-Hollywood International Airport, or Fort Lauderdale-Hollywood, with approximately 19% of all seats offered in 2020.
•Orlando - We are the leading carrier measured by seats at Orlando International Airport, or Orlando. At the end of 2020, we served 33 nonstop destinations from Orlando and our operations accounted for 10% of all seats offered in Orlando in 2020.
•Los Angeles area - We are the sixth largest carrier in the Los Angeles area measured by seats, operating from Los Angeles International Airport, or LAX, Burbank's Bob Hope Airport, or Burbank, and Ontario International Airport, or Ontario. In July 2020, we announced our plans to make LAX a focus city and our primary base of operations on the west coast. To enable this shift, we relocated our operations from Long Beach Airport along with our crew and maintenance bases in October 2020. We believe this move will enable us to embark on a strategic expansion over the next five years with plans to reach approximately 70 flights per day by 2025.
Fleet Structure
We currently operate Airbus A321, Airbus A320, and Embraer E190 aircraft types. As of December 31, 2020, our fleet had an average age of 11.3 years. We took delivery of our first Airbus A220 aircraft in December 2020. We expect this aircraft to enter into service in early 2021.
The reliability of our fleet is essential to ensuring our operations run efficiently and we are continually working with our aircraft and engine manufacturers to enhance our performance.
We continue to work with the Federal Aviation Administration, or FAA, in efforts towards implementing the Next Generation Air Transportation System, or NextGen. NextGen technology is expected to improve operational efficiency in the congested airspaces in which we operate. NextGen is a multi-year modernization project with a target of having all major components in place by 2025. As part of NextGen, our aircraft will be outfitted with the following:
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
Fleet Maintenance
Consistent with our core value of safety, our FAA-approved maintenance programs are administered by our technical operations department. We use qualified maintenance personnel and ensure they have comprehensive training. We maintain our aircraft and associated maintenance records in accordance with, if not exceeding, FAA regulations. As a result of the significant reduction in demand expectations and lower capacity driven by the COVID-19 pandemic, we have temporarily parked a portion of our fleet throughout 2020 and continuing into 2021. Fleet maintenance work is divided into three categories: line maintenance, heavy maintenance, and component maintenance.
The bulk of our line maintenance is handled by JetBlue technicians and inspectors. It consists of daily checks, overnight and weekly checks, or "A" checks, diagnostics, and routine repairs.
Heavy maintenance checks, or "C" checks, consist of a series of more complex tasks taking from one to four weeks to complete and are typically performed once every 15 months. All of our aircraft heavy maintenance work is performed by third party FAA-approved facilities such as Aeroman (an MRO Holdings company), Flightstar (an MRO Holdings company), and PEMCO World Air Services (an Airborne Maintenance and Engineering Services, Inc. company), and are subject to direct oversight by JetBlue personnel. We outsource heavy maintenance as the costs are lower than if we performed the tasks internally.
Component maintenance on equipment such as engines, auxiliary power units, landing gears, pumps, and avionic computers are all performed by a number of different FAA-approved third party repair stations. We have time and materials agreements with MTU Aero Engines, Lufthansa Technik AG, and International Aero Engines AG ("IAE") for the repair, overhaul, modification, and logistics of our Airbus aircraft engines. We also have a maintenance agreement with GE Engine Services, LLC for our Embraer E190 aircraft engines and IAE for our Airbus A321neo aircraft engines. Many of our maintenance service agreements are based on a fixed cost per flight hour. These fixed costs vary based upon the age of the aircraft and other operating factors impacting the related component. Required maintenance not otherwise covered by these agreements is performed on a time and materials basis. All other maintenance activities are sub-contracted to qualified maintenance, repair and overhaul facilities.
Aircraft Fuel
Aircraft fuel continues to be one of our largest expenses. Its price has been extremely volatile due to global economic and geopolitical factors which we can neither control nor accurately predict. Our 2020 fuel consumption decreased by 53.4% compared to 2019 due to capacity reductions in response to lower demand as a result of the COVID-19 pandemic. We use a third party to assist with fuel management service and to procure most of our fuel. Our historical fuel consumption and costs for the years ended December 31 were:

	2020	2019	2018
Gallons consumed (millions)	412	885	849
Total cost (millions)(1)	$631	$1,847	$1,899
Average price per gallon(1)	$1.53	$2.09	$2.24
Percent of operating expenses	13.5%	25.3%	25.7%
(1) Total cost and average price per gallon each include related fuel taxes as well as effective fuel hedging gains and losses.
We attempt to protect ourselves against the volatility of fuel prices by entering into a variety of derivative instruments. These include call spread options, call options, swaps, caps, collars, and basis swaps with underlyings of jet fuel, crude and heating oil.
Financial Health
We strive to maintain financial strength and a cost structure that enables us to grow profitably and sustainably. In the first years of our history, we relied on financing activities to fund much of our growth. Starting in 2007, our growth has largely been funded through internally generated cash from operations.
In response to the travel restrictions, decreased demand, and other effects the COVID-19 pandemic has had and is expected to continue to have on the Company's business, we have secured over $4 billion in net proceeds through various debt and equity financing activities in 2020. We believe the additional liquidity will allow us to navigate through the pandemic in the short-term. We will continue to evaluate future financing opportunities to build additional levels of liquidity as needed. Due to the impact that the demand environment has had on our financial condition, our credit ratings were downgraded during 2020. Our current ratings from the three major credit rating agencies are summarized below:

Rating Agency	Current Rating	Outlook
Fitch	BB-	Negative
Moody's	Ba2	Negative
Standard & poor's	B+	Negative
JetBlue Technology Ventures
JetBlue Technology Ventures, LLC, or JTV, is a wholly owned subsidiary of JetBlue. JTV invests in and partners with early stage startups with goals of improving the travel, hospitality, and transportation industries. The investment focus of JTV is as follows:
•Seamless Customer Journey: Solutions that brighten the journey and enable a seamless travel experience throughout every part of the customer's trip.
•Reimagining the Accommodation Experience: Evolutions in hospitality, including alternative accommodations, and the underlying products and services that power the industry.

•Next-Generation Aviation Operations and Enterprise Tech: Innovations that enhance safety, improve operations, and drive enterprise-wide efficiencies.
•Innovation in Loyalty, Distribution, and Revenue: Technologies that personalize and diversify commerce, simplify payments, and improve revenue opportunities.
•Sustainable Travel: Advanced methods of measuring and reducing emissions, improved environmental protections, and game-changing transportation powered by alternative propulsion systems.
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
TWA Flight Center Hotel
In 2015, the Board of Commissioners of the Port Authority of New York & New Jersey, or the PANYNJ approved a construction plan to redevelop the TWA Flight Center at JFK on its nearly six-acre site into a hotel with over 500 rooms, meeting spaces, restaurants, a spa and an observation deck. As part of the plan, a 75-year lease agreement was entered into between the PANYNJ and the Flight Center Hotel, LLC, a partnership of MCR Development, LLC and JetBlue. The TWA Flight Center Hotel opened for business in 2019. As of December 31, 2020, we have an approximate 10% ownership interest in the hotel.

HUMAN CAPITAL MANAGEMENT
Our People and Culture
We believe our success depends on our crewmembers delivering the JetBlue Experience in the sky and on the ground. One of our competitive strengths is a service oriented culture grounded in our five key values: safety, caring, integrity, passion, and fun. We believe a highly productive and engaged workforce enhances customer loyalty. Our goal is to hire, train, and retain a diverse workforce of caring, passionate, fun, and friendly people who share our mission to inspire humanity.
We first introduce our culture to new crewmembers during the screening process and then at an extensive new hire orientation program at JetBlue University, our training center in Orlando. Orientation focuses on the JetBlue strategy and emphasizes the importance of customer service, productivity, and cost control. We provide continuous training for our crewmembers including technical training, various leadership training programs, and regular training focused on the safety value and front line training for our customer service teams.
Our historical and, post-pandemic, future growth plans necessitate and facilitate opportunities for talent development. In 2016, we launched Gateway Select, a program for prospective pilots to join us for a rigorous, approximately four-year training program in partnership with CAE Inc. that incorporates classroom learning, extensive real-world flying experience and instruction in full flight simulators.
We believe a direct relationship between crewmembers and our leadership is in the best interests of our crewmembers, our customers, and our shareholders. Except for our pilots and inflight crewmembers, our crewmembers do not have third-party representation. In 2014, JetBlue’s pilots voted for, and the National Mediation Board, or NMB, certified the Air Line Pilots Association, or ALPA, as the representative body for JetBlue pilots after winning a representation election. We reached a final agreement for our first collective bargaining agreement which was ratified by the pilots in 2018. The agreement is a four-year renewable contract effective August 1, 2018. In April 2018, JetBlue inflight crewmembers elected to be solely represented by the Transport Workers Union of America, or TWU. The NMB certified the TWU as the representative body for JetBlue inflight crewmembers. In November 2020, our inflight crewmembers voted to decline the ratification of a tentative collective bargaining agreement between JetBlue and TWU. We are currently working with TWU to determine next steps. As of December 31, 2020, approximately 51 percent of our full-time equivalent crewmembers were represented by unions. The following table sets forth our crewmember groups and the status of their respective collective bargaining agreements.

Crewmember Group	Representative	Crewmembers(1)	Amendable Date(2)
Pilots	Air Line Pilots Association (ALPA)	3,715	August 1, 2022
Inflight	Transport Workers Union (TWU)	3,572	In negotiations
(1) Approximate number of active full-time equivalent crewmembers as of December 31, 2020.
(2) Our relations with our labor organizations are governed by Title II of the Railway Labor Act of 1926, pursuant to which the collective bargaining agreements between us and these organizations do not expire but instead become amendable as of a certain date if either party wishes to modify the terms of the agreement.

We have individual employment agreements with each of our non-unionized FAA licensed crewmembers which consist of dispatchers, technicians, inspectors, and air traffic controllers. Each employment agreement is for a term of five years and renews for an additional five-year term, unless the crewmember is terminated for cause or the crewmember elects not to renew. Pursuant to these employment agreements, crewmembers can only be terminated for cause. In the event of a downturn in our business, resulting in a reduction of flying and related work hours, we are obligated to pay these crewmembers a guaranteed level of income and to continue their benefits. We provide what we believe to be industry-leading job protection through these agreements. We believe these agreements provide JetBlue and crewmembers flexibility and allow us to react to crewmember needs more efficiently than collective bargaining agreements.
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
Our leadership team communicates on a regular basis with all crewmembers in order to maintain a direct relationship and to keep them informed about news, strategy updates, and challenges affecting the airline and the industry. Effective and frequent communication throughout the organization is fostered through various means including email messages from our CEO and other senior leaders at least weekly, weekday news updates to all crewmembers, crewmember engagement surveys, and active leadership participation in new hire orientations. Leadership is also heavily involved in periodic open forum meetings across our network, called “pocket sessions” which are often videotaped and posted on our intranet. By soliciting feedback for ways to improve our service, teamwork and work environment, our leadership team works to keep crewmembers engaged and makes our business decisions transparent. Additionally, we believe cost and revenue improvements are best recognized by crewmembers on the job.
Our average number of full-time equivalent crewmembers for the year ended December 31, 2020 consisted of 3,714 pilots, 4,308 inflight (whom other airlines may refer to as flight attendants), 2,745 airport operations personnel, 653 technicians (whom other airlines may refer to as mechanics), 849 reservation agents, and 3,181 management and other personnel. For the year ended December 31, 2020, we employed an average of 16,228 full-time and 4,514 part-time crewmembers.
Our average number of full-time equivalent crewmembers decreased by 16.6% compared to 2019 as a result of various voluntary separation and time off programs implemented in response to the drastic decline in demand for air travel brought on by the COVID-19 pandemic.
Diversity and Inclusion
Every day we aim to live our mission of inspiring humanity, driving inclusion both inside and outside the Company. While we recognize that there is a lack of diversity in certain areas of the commercial aviation industry, we are taking steps to address that challenge.
Our efforts to promote diversity and inclusion are centered around three key pillars: (1) representative leadership; (2) an open culture; and (3) commercial impact. This focus starts at the top.
As leadership opportunities emerge, we will continue to seek qualified diverse candidates to propel our Company forward. To this end, we have expanded our recruitment streams for diverse talent through partnerships with the National Gay Pilots Association, Boston Pride, and the Organization of Black Aerospace Professionals, among others. In 2018, we appointed our first female President and Chief Operating Officer, Joanna Geraghty. Today, women account for more than one-third of our Board of Directors and approximately one-fifth of our senior leadership team.
All JetBlue crewmembers have the right to an open and respectful workplace. Our Code of Conduct prohibits all forms of discrimination, and we promote open communication to resolve any discrimination concerns. Every JetBlue director-level crewmember and above is required to participate in unconscious bias training.
Crewmember Programs
We are committed to supporting our crewmembers through a number of programs including:
•Crewmember Resource Groups (CRGs) - We encourage crewmembers to celebrate their individuality and build camaraderie through our various CRGs. CRGs spearhead programs to embrace and encourage the sharing of different perspectives, thoughts, and ideas. At the end of 2020, we had six CRGs which include:

◦Blue Aviasian: Celebrates the history of Asians, Asian Americans and Pacific Islanders. The group offers immersive cultural experiences, networking, and career development events.
◦Blue Conexión: Shares the Latino culture and language in the workplace and community.
◦JADE (JetBlue African Diaspora Experience): Explores the rich cultures of the African diaspora. JADE leads cultural events during Black History Month and hosts TravelCon, a day-long event for crewmembers to learn about the diverse experience of Black travelers, among other events.
◦JetPride: Offers professional development opportunities for LGBTQ+ crewmembers and their allies. During Pride Month, crewmembers march across the network to celebrate diversity, equality and acceptance.
◦Vets in Blue: Provides a forum for crewmembers who honorably serve or have served in the Armed Forces. Vets in Blue strengthens JetBlue’s efforts to employ and retain members of the military through outreach, networking events, career fairs, and mentoring opportunities. Many former service members enjoy second careers with JetBlue in airport operations, corporate security, inflight, flight operations and more.
◦Women in Flight: Provides members with educational networking opportunities that inspire career and personal growth. Typically, the group hosts our annual Fly Like a Girl event, teaching young girls about different career paths in aviation.
•JetBlue Crewmember Crisis Fund (JCCF) - This organization, originally formed in 2002, is a non-profit corporation independent from JetBlue and recognized by the IRS as a tax-exempt entity. JCCF was created to assist JetBlue crewmembers and their immediate family members (IRS Dependents) with short-term financial support in times of crisis and unexpected emergencies when other resources are not available. Funds for JCCF grants come directly from crewmember donations via a tax-deductible payroll deduction. The assistance process is confidential with only the fund administrator and coordinator knowing the identity of the crewmembers in need.
•JetBlue Scholars - Developed in 2015, this program offers a new and innovative model to our crewmembers wishing to further their education. Crewmembers enrolled in the program can earn an undergraduate degree through self-directed online college courses facilitated by JetBlue. This reemphasizes our continuous effort to help provide assistance to our most valued asset, our people. To build on the program, we introduced the Master's Pathway program in 2019 which is designed to help crewmembers who would like to advance their education even further by pursuing a master's degree. The Master's Pathway program partners with reputable institutions to provide a variety of benefits to crewmembers including tuition discounts, scholarships, and access to specialized support services.
• Lift Recognition Program - Created in 2012, this crewmember recognition program encourages crewmembers to celebrate their peers for living JetBlue's values by sending e-thanks through an on-line platform. Our leadership team periodically hosts an event for the crewmembers who receive the highest number of Lift award recognitions in each quarter of the year. In 2020, we saw more than 100,000 Lift awards.
Response to the COVID-19 Pandemic
In response to the COVID-19 pandemic, we continued to prioritize the safety of our crewmembers while continuing to support the needs of our operations during this period. Some of the steps we have taken include:
•Introduced "Safety from the Ground Up", an initiative with a multi-layer approach that encompasses enhanced safety and cleaning measures on our flights, at our airports, and in our offices;
•Instituted temperature checks for all of our customer-facing and support-center crewmembers;
•Updated our sick leave policy to provide up to 14 days of paid sick leave for crewmembers who were diagnosed with COVID-19 or were required to quarantine;
•Partnered with Northwell Direct to provide a comprehensive set of COVID-19 services and programs to support our crewmembers;
•Implemented a framework for internal contact tracing, crewmember notification, and a return to work clearance process for all crewmembers, wherever they may be located;
•Administered more frequent disinfecting of common surfaces and areas with high touchpoints in our facilities; and
•Conducted regular virtual "pocket sessions" to provide company-wide updates to our crewmembers as we navigate through the pandemic.

Community Programs
JetBlue is committed to supporting the communities and BlueCities we serve through a variety of community programs including:
•Corporate Social Responsibility (CSR) - The CSR strategy, JetBlue For Good, focuses on three areas that our customers and crewmembers are passionate about: (1) youth and education, (2) community, and (3) environment.
◦Youth and Education: As a pillar of JetBlue For Good, our youth and education efforts focus on providing children from underserved areas the resources needed to obtain a quality education and sustainable careers. We do this through various initiatives including donating age-appropriate books to areas where books are scarce outside of school walls. We also host regular career days that help expose young adults to the careers available to them upon graduation and beyond.
◦Community: We have a longstanding tradition of supporting the dedicated community organizations that make our BlueCities better. We show our support through partnerships, donations and more than the 1 million-plus volunteer hours logged by our crewmembers since 2011.
◦Environment: JetBlue’s primary environmental sustainability priority is reducing and managing carbon emissions from jet fuel. We are committed to investing in more fuel-efficient technologies, renewable fuels, electric ground service equipment, logistics and other measures to reduce our carbon footprint.
•JetBlue Foundation - Created in 2013 as a 501(c)(3) non-profit corporation, the JetBlue Foundation is a JetBlue-sponsored organization focused on raising awareness for careers in science, technology, engineering and math (STEM) and aviation. The JetBlue Foundation focuses on four main areas:
◦Partnering with organizations and communities to provide access to STEM programs for students from traditionally underserved communities;
◦Investing in programs geared toward students from diverse backgrounds to create a lifelong interest in STEM as early as possible in a student's academic career;
◦Creating equal opportunities and increasing access for all students to spark a passion for STEM; and
◦Building a more diverse talent pipeline for the aviation industry.
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
FAA - The FAA primarily regulates flight operations, in particular, matters affecting air safety. This includes but is not limited to airworthiness requirements for aircraft, the licensing of pilots, mechanics and dispatchers, and the certification of flight attendants. It requires each airline to obtain an operating certificate authorizing the airline to operate at specific airports using specified equipment. Like all U.S. certified carriers, JetBlue cannot fly to new destinations without the prior authorization of the FAA. After providing notice and a hearing, the FAA has the authority to modify, suspend temporarily or revoke permanently our authority to provide air transportation or that of our licensed personnel for failure to comply with FAA regulations. It can additionally assess civil penalties for such failures as well as institute proceedings for the imposition and collection of monetary fines for the violation of certain FAA regulations. When significant safety issues are involved, it can revoke a U.S. carrier's authority to provide air transportation on an emergency basis, without providing notice and a hearing. It monitors our compliance with maintenance as well as flight operations and safety regulations. It maintains on-site representatives and performs frequent spot inspections of our aircraft, crewmembers and records. The FAA also has the authority to issue airworthiness directives and other mandatory orders. This includes the inspection of aircraft and engines, fire retardant and smoke detection devices, collision and wind shear avoidance systems, noise abatement, and the mandatory removal and replacement of aircraft parts that have failed or may fail in the future. We have and maintain FAA certificates of airworthiness for all of our aircraft and have the necessary FAA authority to fly to all of the destinations we currently serve.

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
Airport Access - JFK, LaGuardia, and Ronald Reagan Washington National Airport, or Reagan National, are slot-controlled airports subject to the "High Density Rule" and successor rules issued by the FAA, or Slots. These rules were implemented due to the high volume of traffic at these popular airports located in the northeast corridor airspace. The rules limit the air traffic in and out of these airports during specific times; however, even with the rules in place, delays remain among the highest in the nation due to continuing airspace congestion. Additionally, we have Slots at other Slot-controlled airports governed by unique local ordinances not subject to the High Density Rule, such as Westchester County Airport in White Plains, NY. Gate access is another common issue at certain airports.
Foreign Operations - International air transportation is subject to extensive government regulation. The availability of international routes to U.S. airlines is regulated by treaties and related agreements between the U.S. and foreign governments. We currently operate international service to Antigua and Barbuda, Aruba, the Bahamas, Barbados, Bermuda, the Cayman Islands, Colombia, Costa Rica, Cuba, Curaçao, the Dominican Republic, Ecuador, Grenada, Guadeloupe, Guyana, Haiti, Jamaica, Mexico, Peru, Saint Lucia, St. Maarten, Trinidad and Tobago, and the Turks and Caicos Islands. We anticipate further expanding our network to Guatemala in 2021 and intend to begin service to London, our first destination in Europe. To the extent we seek to provide air transportation to additional international markets in the future, we would be required to obtain necessary authority from the DOT and the FAA as well as the applicable foreign government. During 2020, our flight operations to many of these countries were disrupted by travel restrictions that were implemented in response to the COVID-19 pandemic.
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
The Airport Noise and Capacity Act of 1990 recognizes the right of airport operators with special noise problems to implement local noise abatement procedures as long as those procedures do not interfere unreasonably with the interstate and foreign commerce of the national air transportation system. Certain airports, including San Diego airport in California, have established restrictions to limit noise which can include limits on the number of hourly or daily operations and the time of such operations. These limitations are intended to protect the local noise-sensitive communities surrounding the airport. Our scheduled flights at San Diego airport are in compliance with the noise curfew limits, but on occasion when we experience irregular operations, we may violate these curfews.
Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit GHG emissions, including our aircraft and ground operations emissions. In October 2016, the International Civil Aviation Organization (“ICAO”) passed a resolution adopting the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), which is a global, market-based emissions offset program intended to promote carbon-neutral growth beyond 2020. CORSIA is scheduled to be implemented through multiple phases beginning in 2021. ICAO continues to develop details regarding implementation, but we believe compliance with CORSIA will increase our operating costs.

As part of our sustainability and environmental strategy, we are embracing new technologies and making changes that will ultimately benefit our crewmembers, customers, and shareholders. Some of our sustainability initiatives include:
Reducing and Managing Carbon Dioxide ("CO2") Emissions - We are committed to reducing our contribution to global warming and climate change. We have been purchasing CO2 offsets since 2008. In 2020, we began offsetting our CO2 emissions from jet fuel for all domestic flights and became the first major U.S airline to achieve carbon neutrality on all domestic flying. Our target is to achieve net zero carbon emissions by 2040, ten years ahead of the Paris Climate Agreement. To reach net zero carbon emissions, we plan to continuously increase the fuel-efficiency of our operations, expand usage of sustainable aviation fuels, explore alternative power aircraft technology such as electric aircraft for short-hauls, and offset any remaining emissions.
Sustainable Aviation Fuel - As announced in January 2020, we have agreed to purchase sustainable aviation fuel produced from waste and residue raw materials. We began flying regularly with sustainable aviation fuel on flights from San Francisco International Airport in July 2020. We believe making the switch will help us significantly reduce CO2 emissions and our environmental footprint, with no impact on performance or safety.
Operating a More Sustainable Fleet - We are working closely with the FAA towards implementing NextGen. NextGen will allow us to fly more efficient routes thereby reducing fuel burn and resulting emissions. Our Airbus A321neo aircraft will help reduce CO2 emissions with improved fuel economy through newly designed engine technology and cabin changes. In addition, our incoming Airbus A220 aircraft will reduce emissions by approximately 40% per seat compared to the older aircraft they will replace.
Electric Ground Service Equipment - In 2019, we began replacing our gas-powered Ground Service Equipment ("GSE") at JFK with electric-powered versions, known as eGSE, to reduce fuel consumption, noise, and GHG emissions. We anticipate similar conversions to eGSE to be implemented at our other focus cities in the future. Our goal is to significantly expand our eGSE fleet by converting 40% of our three most commonly owned GSE vehicles (baggage tractors, belt loaders, and push back tugs) to electric by 2025 and 50% by 2030.
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

ITEM 1A.    RISK FACTORS
We are subject to various risks that make an investment in our securities risky. The events and consequences discussed in these risk factors could, in circumstances we may or may not be able to accurately predict, recognize, or control, have a material adverse effect on our business, liquidity, financial condition, and results of operations. In addition, these risks could cause results to differ materially from those we express in forward-looking statements contained in this Annual Report or in other Company communications. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations.
Risks Related to the COVID-19 Pandemic
The global COVID-19 pandemic has had, and is expected to continue to have, a material adverse impact on the travel industry generally and, as a result, on our business and results of operations, and these impacts may persist for an extended period of time or become more pronounced over time.
The global spread and impact of the COVID-19 pandemic is complex, unpredictable, and continuously evolving and has resulted in significant disruption and additional risks to our business; the travel and hospitality industries; and the global economy. The COVID-19 pandemic has led governments and other authorities around the world to impose measures intended to control its spread, including restrictions on large gatherings of people, travel bans, border closings and restrictions, business closures, quarantines, shelter-in-place orders, and social distancing measures. As a result, the COVID-19 pandemic and its consequences have significantly reduced global passenger air travel and have had a material detrimental impact on global commercial activity across the travel and hospitality industries, all of which has had, and is expected to continue to have, a material adverse impact on our business, operations, and financial results.
The extent, duration, and magnitude of the COVID-19 pandemic's effects will depend on various factors, all of which are highly uncertain and difficult to predict, including, but not limited to, the impact of the pandemic on global and regional economies, travel, and economic activity, as well as actions taken by governments, businesses, and individuals in response to the pandemic, any additional resurgence, or COVID-19 variants. These factors include the impact of the COVID-19 pandemic on unemployment rates and consumer discretionary spending; governmental or regulatory orders that impact our business and our industry; the demand for air travel; levels of consumer confidence; the ability to effectively and widely manufacture and distribute vaccines and broad acceptance of the vaccine by the general population; and the pace of recovery when the pandemic subsides. Moreover, even after shelter-in-place orders and travel bans and advisories are lifted and vaccines are more widely distributed and available, demand for air travel may remain depressed for a significant length of time, and we cannot predict if and when demand will return to pre-COVID-19 levels. In addition, we cannot predict whether business travel for in-person meetings will decrease over the long-term due to technological advancements in, and consumer acceptance and adaptation to, virtual meetings and/or changes in customer preferences.
The COVID-19 pandemic has subjected our business, operations, and financial condition to a number of significant risks:
Demand, Capacity, Revenues and Expenses: With the global spread of COVID-19 beginning in March 2020, the Company began experiencing a significant decline in international and domestic demand related to COVID-19 during the first quarter of 2020, and this reduction in demand has continued through the date of this report and is expected to continue for the foreseeable future. The decline in demand caused a material deterioration in our revenues, resulting in a net loss of $1.4 billion for the year ended December 31, 2020. The Company expects its results of operations for full-year 2021 to be materially impacted. The continued decline in demand, which is expected to continue for the foreseeable future, is expected to have a material adverse impact on our business, operating results, financial condition, and liquidity.
The COVID-19 pandemic has caused us, and could continue to cause us, to incur additional expenses. While governments have and may continue to implement various stimulus and relief programs, it is uncertain whether and to what extent we will be eligible to participate in, or successfully access, such programs, whether conditions or restrictions imposed under such programs will be acceptable, and whether such programs will be effective in avoiding or significantly mitigating the financial impacts of the COVID-19 pandemic. Further, we have incurred additional costs related to severance payments and may incur additional expenses related to restructuring activities in future periods. Even after the COVID-19 pandemic subsides, we could experience other short or longer-term impacts on our costs, including, for example, the need for enhanced health and hygiene standards or certifications, social distancing requirements or other precautionary measures in response to the health and safety challenges presented by the COVID-19 pandemic. These effects could impact our ability to generate profits even after revenues improve. The Company have and expect to continue to focus on reducing expenses and managing liquidity. While we lowered our cash burn from an average of approximately $18 million per day at the end of March 2020 to approximately $ 6.7 million per day in in the fourth quarter ended December 31, 2020, we may not be able to continue to reduce cash burn at the same rate in the future. Refer to our "Regulation G Reconciliation of Non-GAAP Financial Measures" provided in "Part II - Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations" within this Report for our definition of "cash burn".
Operations: In response to the significant decline in demand for air travel across our system, we have taken actions and continue to evaluate spending to manage operating expenses and optimize our financial resources. These actions include a permanent reduction in our workforce across our BlueCities and our support centers, eliminating non-essential spending and corporate initiatives, and reducing costs. We have received, and may continue to receive, demands or requests from labor unions that represent our colleagues, whether in the course of our periodic renegotiation of our collective bargaining agreements or otherwise, for additional compensation, healthcare benefits, or other terms that could increase costs, and we could experience labor disputes or disruptions as we continue to implement our mitigation plans. Further, once the effects of the pandemic subside, the recovery period could be extended and we expect that certain operational changes, particularly with respect to enhanced health and safety measures and global care and cleanliness certifications, will be necessary over the long-term.
Further, certain employees of the Company, its suppliers and its business partners, such as airport, air traffic personnel, and those working on certain production lines, have tested positive for or been suspected of having COVID-19, which has resulted in facility closures, reduction in available staffing, and disruptions to the Company’s overall operations as well as that of our suppliers. The Company’s operations may be further impacted in the event of additional instances of actual or perceived risk of infection among employees of the Company, its suppliers or its business partners, and this impact may have a material and adverse effect if the Company is unable to maintain a suitably skilled and sized workforce and address related employee matters.
Financial Condition and Indebtedness: As we manage through the effects of the pandemic, our level of indebtedness has increased and may continue to increase. To enhance our liquidity profile and cash position in response to the COVID-19 pandemic, the Company suspended share repurchases under its share repurchase program, executed two new term loan agreements and immediately drew down on these facilities for the full amount available, borrowed on its existing $550 million revolving credit facility, completed the public placements of equipment notes in an aggregate principal of $923 million, completed a public offering of 42 million shares of our common stock for net proceeds of $583 million, executed a number of aircraft sale-leaseback transactions, and temporarily grounded a portion of its fleet. There is no guarantee that debt financings will be available in the future to fund our obligations or will be available on terms consistent with our expectations. We also expect the impact of the COVID-19 pandemic on the financial markets could adversely affect our ability to raise equity financing. Changes in the credit ratings of our debt, including our revolving credit facility and outstanding senior notes, could have an adverse impact on our interest expense. As a result of the general economic uncertainty and the impact of the COVID-19 pandemic, our credit ratings have been downgraded. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our credit rating levels, our industry, or our Company, our access to capital and the cost of debt financing would be negatively impacted.
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
Growth: The COVID-19 pandemic has negatively impacted, and could continue to impact, the pace and timing of our growth. As a result of the COVID-19 pandemic, the Company reduced its planned capital expenditures and operating expenditures in 2020 (including by postponing projects deemed non-critical to the Company's operations), suspended share repurchases under its share repurchase program, and grounded or redeployed aircraft.
Capital Markets Impact: The global stock markets have experienced, and may continue to experience, significant volatility as a result of the COVID-19 pandemic, and the price of our common stock has been volatile since the onset of the pandemic. The COVID-19 pandemic and the significant uncertainties it has caused for the global economy, business activity, and business confidence have had, and are likely to continue to have, a significant effect on the market price of securities generally, including our securities. In addition, certain debt covenants restrict our ability to engage in share repurchase activity.
The impact of the COVID-19 pandemic is continuously evolving, and the continuation of the pandemic, any additional resurgence, or COVID-19 variants could precipitate or aggravate the other risk factors included in this annual report, which in turn could further materially adversely affect our business, financial condition, liquidity, results of operations, and profitability, including in ways that are not currently known to us or that we do not currently consider to present significant risks.

COVID-19 has materially disrupted our strategic operating plans in the near-term, and there are risks to our business, operating results, liquidity and financial condition associated with executing our strategic operating plans in the long-term.
COVID-19 has materially disrupted our strategic operating plans, and there are risks to our business, operating results and financial condition associated with executing our long-term strategic operating plans. In recent years, we have announced several strategic operating plans, including several revenue-generating initiatives and plans to optimize revenue, such as our plans to add capacity, including international expansion and new or increased service to mid-size airports, initiatives and plans to optimize and control our costs and opportunities to enhance our segmentation and improve the customer experience at all points in air travel. Most recently, in July 2020, we announced a strategic partnership with American Airlines Group Inc. (“AAL”), designed to optimize the Company and AAL’s network through certain flights operated by us and AAL to and from John F. Kennedy International Airport, LaGuardia Airport, Newark Liberty International Airport and Boston Logan International Airport. In developing our strategic operating plans, we make certain assumptions, including, but not limited to, those related to customer demand, competition, market consolidation, the availability of aircraft and the global economy. Actual economic, market and other conditions have been and may continue to be different from our assumptions.
The COVID-19 pandemic has materially disrupted the execution of our strategic operating plans, including plans to add capacity in 2020. If we do not successfully execute or adjust our strategic operating plans in the long-term, or if actual results continue to vary significantly from our prior assumptions or vary significantly from our future assumptions, our business, operating results and financial condition could be materially and adversely impacted.

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
Furthermore, there have been numerous mergers and acquisitions within the airline industry over the years. The industry may continue to change. Any business combination could significantly alter industry conditions and competition within the airline industry and could cause fares of our competitors to be reduced. Additionally, if a traditional network airline were to fully develop a low cost structure, or if we were to experience increased competition from low cost carriers or new entrants, our business could be materially adversely affected.
We may be subject to competitive risks due to the long-term nature of our fleet order book.
At present, we have existing aircraft commitments through 2027. As technological evolution occurs in our industry, through the use of composites and other innovations, we may be competitively disadvantaged because we have existing extensive fleet commitments that would prohibit us from adopting new technologies on an expedited basis.
Operational Risks
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
Our maintenance costs will increase as our fleet ages. In the past, we have incurred lower maintenance expenses because most of the parts on our aircraft were under multi-year warranties, but many of these warranties on JetBlue's existing fleet types have expired. If any maintenance provider with whom we have a flight hour agreement fails to perform or honor such agreements, we could incur higher interim maintenance costs until we negotiate new agreements. Furthermore we expect to continue to implement various fleet modifications over the next several years to ensure our aircraft's continued efficiency, modernization, brand consistency and safety. Our plans to continue to restyle our Airbus A320 aircraft with new cabins, for example, require significant modification time. These fleet modifications require significant investment over several years, including taking aircraft out of service for several weeks at a time.
Our salaries, wages and benefits costs will increase as our workforce ages.
As our crewmembers' tenure with JetBlue matures, our salaries, wages and benefits costs increase. As our overall workforce ages, we expect our medical and related benefits to increase as well, despite an increased corporate focus on crewmember wellness.
Because we derive a portion of our revenues from operations outside the United States, the risks of doing business internationally, or in a particular country or region, could lower our revenues, increase our costs, reduce our profits, or disrupt our business.
We currently operate in 98 airports in 24 countries around the world. Our available seat miles that take off or land outside the United States represented approximately 36% of our revenues for the year ended December 31, 2020. Over the long term, we expect our international operations may account for an increasing portion of our total revenues and available seat miles.
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
As a result, we are subject to the risks of doing business outside the United States, including:
•the costs of complying with laws, regulations, and policies (including taxation policies) of foreign governments         relating to investments and operations, the costs or desirability of complying with local practices and customs, and the impact of various anti-corruption and other laws affecting the activities of U.S. companies abroad;
•evolving local data residency requirements that require data to be stored only in and, in some cases, also to be accessed only from within, a certain jurisdiction;

•U.S. taxation of income earned abroad;
•import and export licensing requirements and regulations, as well as unforeseen changes in regulatory requirements, including imposition of tariffs or embargoes, export regulations, controls, and other trade restrictions;
•political and economic instability;
•fluctuations in GDP, interest and currency exchange rates, civil disturbances, government instability, nationalization and expropriation of private assets, trafficking and the imposition of taxes or other charges by governments;
•health and safety protocols, including global care and cleanliness certifications, at the airports in which we operate;
•the complexity of managing an organization doing business in many jurisdictions;
•uncertainties as to local laws and enforcement of contract and intellectual property rights and occasional requirements for onerous contract clauses; and
•rapid changes in government, economic, and political policies; political or civil unrest; acts of terrorism; or the threat of international boycotts or U.S. anti-boycott legislation.
While these factors and the impact of these factors are difficult to predict, any one or more of them could lower our revenues, affect our operations, increase our costs, reduce our profits, or disrupt our business. For example, in 2020, our financial results were materially adversely affected by the global COVID-19 pandemic. The occurrence of any of these events in markets served by us and the resulting instability may adversely affect our business.
Our comparatively high aircraft utilization rate helps us keep our costs low, but also makes us vulnerable to delays and cancellations; such delays and cancellations could reduce our profitability.
We maintain a comparatively high daily aircraft utilization rate which is the amount of time our aircraft spend in the air carrying passengers. High daily aircraft utilization is achieved in part by reducing turnaround times at airports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including adverse weather conditions, security requirements, air traffic congestion, and unscheduled maintenance events. The majority of our operations are concentrated in the Northeast and Florida, which are particularly vulnerable to weather and congestion delays. Reduced aircraft utilization may limit our ability to achieve and maintain profitability as well as lead to customer dissatisfaction.
Our business is highly dependent on the New York metropolitan market and increases in competition or congestion or a reduction in demand for air travel in this market, or governmental reduction of our operating capacity at JFK, would harm our business.
We are highly dependent on the New York metropolitan market where we maintain a large presence with approximately one-half of our daily flights having JFK, LaGuardia, Newark, Westchester County Airport, or Newburgh’s Stewart International Airport as either their origin or destination. We have historically experienced an increase in flight delays and cancellations at these airports due to airport congestion which has adversely affected our operating performance and results of operations. Our business could be further harmed by an increase in the amount of direct competition we face in the New York metropolitan market or by continued or increased congestion, delays or cancellations. Our business would also be harmed by any circumstances causing a reduction in demand for air transportation in the New York metropolitan area, such as adverse changes in local economic conditions, health concerns, including COVID-19, negative public perception of New York City, acts of terrorism, or significant price or tax increases linked to increases in airport access costs and fees imposed on passengers.
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
In order to operate within our current markets as well as continue to grow in new markets, we must be able to obtain adequate infrastructure and facilities within the airports we serve. This includes gates, check-in facilities, operations facilities, and landing slots, where applicable. The costs associated with these airports are often negotiated on a short-term basis with the airport authority and we could be subject to increases in costs on a regular basis with or without our approval. There is a possibility that airport authorities, suffering from revenue shortfalls due to the pandemic, may attempt to recover those shortfalls by passing along the costs or increasing rents or fees to airline tenants. In addition, our operations concentrated in older airports may be harmed if the infrastructure at those older airports fails to operate as expected due to age, overuse, or significant unexpected weather events.
Our results of operations fluctuate due to seasonality, weather, and other factors.
We expect our quarterly operating results to fluctuate due to seasonality including high vacation and leisure demand generally occurring on our Florida routes between October and April and on our western routes during the summer. Actions of our competitors and the impact of COVID-19 and travel restrictions may also contribute to fluctuations in our results. We are more susceptible to adverse weather conditions, including snow storms and hurricanes, as a result of our operations being concentrated on the East Coast, than some of our competitors. Our Florida and Caribbean operations are subject to hurricanes. As we enter new markets we could be subject to additional seasonal variations along with any competitive responses to our entry by other airlines. Price changes in aircraft fuel as well as the timing and amount of maintenance and advertising expenditures also impact our operations. As a result of these factors, quarter-to-quarter comparisons of our operating results may not be a good indicator of our future performance. In addition, it is possible in any future period our operating results could be below the expectations of investors and any published reports or analysis regarding JetBlue. In such an event, the price of our common stock could decline, perhaps substantially. In addition, the effects of the COVID-19 pandemic has and may continue to disrupt traditional seasonality in our industry and geographies due to quarantines, rising case counts and changes in governmental travel related regulation.
We are subject to the risks of having a limited number of suppliers for our aircraft, engines, and our Fly-Fi® product.
Our current dependence on five types of aircraft and engines for all of our flights makes us vulnerable to significant problems associated with the Pratt & Whitney Geared Turbofan Engines, or PW1133G-JM engine on our A321neo fleet, International Aero Engines, or IAE V2533-A5 engine on our Airbus A321 fleet, the International Aero Engines, or IAE V2527-A5 engine on our Airbus A320 fleet, the Pratt & Whitney Geared Turbofan Engines, or PW1524G-3 engine on our A220 fleet, and the General Electric Engines CF34-10 engine on our Embraer E190 fleet. This could include design defects, mechanical problems, contractual performance by the manufacturers, or adverse perception by the public which would result in customer avoidance or in actions by the FAA resulting in an inability to operate our aircraft. Carriers operating a more diversified fleet are better positioned than we are to manage such events.
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
Certain of the products and services that we purchase, including aircraft and related parts, are sourced from suppliers located outside the United States, and the imposition of new tariffs, or any increase in existing tariffs, by the U.S. government on the importation of such products or services could materially increase the amounts we pay for them. On October 2, 2019, the World Trade Organization ruled that the United States could impose up to $7.5 billion in retaliatory tariffs in response to European Union subsidies to Airbus. On October 18, 2019, the United States imposed these tariffs on certain imports from the European Union, including an ad valorem duty of 10% on commercial aircraft and related parts. On February 14, 2020, the United States announced it would increase the tariff to 15% with an effective date of March 18, 2020. As of January 12, 2021, the tariff also applies to certain aircraft parts imported from specific countries into the United States for consumption. These tariffs apply to aircraft and other parts that we are already contractually obligated to purchase. The imposition of these tariffs could substantially increase the cost of, among other things, new Airbus aircraft and parts, which in turn could have a material adverse effect on our fleet, business, financial condition and results of operations. We may also seek to postpone or cancel delivery of certain aircraft currently scheduled for delivery, and we may choose not to purchase in the future as many aircraft as we intended. In addition, should additional or different retaliatory tariffs be imposed, our business could be harmed. Any such action could have a material adverse effect on the size of our fleet, business, financial condition and results of operations.
Data and Information Security Related Risks
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
Human Capital Related Risks
If we are unable to attract and retain qualified personnel or fail to maintain our company culture, our business could be harmed.
We compete against other major U.S. airlines for pilots, mechanics, and other skilled labor; some of them offer wage and benefit packages exceeding ours. As more pilots in the industry approach mandatory retirement age, the U.S. airline industry may be affected by a pilot shortage. We may be required to increase wages and/or benefits in order to attract and retain qualified personnel or risk considerable crewmember turnover. In addition, we have had crewmembers take opt out packages to reduce our costs and we may continue to lose crewmembers due to the impact of COVID-19 on aviation and we may lose crewleaders as a result of restrictions imposed under the CARES Act. If we are unable to hire, train, and retain qualified crewmembers representing diverse backgrounds, experiences, and skill sets, our business could be harmed and we may be unable to implement our growth plans. In addition, our business may be harmed if we lose too many individuals with institutional knowledge.
We believe one of our competitive strengths is our service-oriented company culture which emphasizes friendly, helpful, team-oriented, and customer-focused crewmembers. Our company culture is important to providing high quality customer service and having a productive workforce in order to help keep our costs low. As we experience turnover, we may be unable to identify, hire, or retain enough people who meet the above criteria, including those in management or other key positions. Our company culture could otherwise be adversely affected by our growing operations and broader geographic diversity. If we fail to maintain the strength of our company culture, our competitive ability and our business may be harmed.
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
In general, unionization has increased costs in the airline industry. In 2014, our pilots voted to be represented by the Airlines Pilot Association, or ALPA and our first collective bargaining agreement was ratified by the pilots and became effective on August 1, 2018. In April 2018, JetBlue inflight crewmembers elected to be solely represented by the Transport Workers Union of America, or TWU. The NMB certified the TWU as the representative body for JetBlue inflight crewmembers. In November 2020, our inflight crewmembers voted to decline the ratification of a tentative collective bargaining agreement between JetBlue and TWU. We are currently working with TWU to determine next steps. If we are unable to reach agreement on the terms of a collective bargaining agreement, or if we were to experience widespread crewmember dissatisfaction, we could be subject to adverse actions.

Reputational Risks
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
Financing and Financial Risks
We have a significant amount of fixed obligations and we will incur significantly more fixed obligations which could harm our ability to service our current obligations or satisfy future fixed obligations.
As of December 31, 2020, our debt of $4.9 billion accounted for 55% of our total capitalization. In addition to long-term debt, we have a significant amount of other fixed obligations under operating leases related to our aircraft, airport terminal space, airport hangars, other facilities and office space. As of December 31, 2020, future minimum payments under non-cancelable leases and other financing obligations were approximately $3.2 billion for 2021 through 2025 and an aggregate of $1.4 billion for the years thereafter. T5 at JFK is under a lease with the PANYNJ that ends on the 28th anniversary of the date of beneficial occupancy of T5i. The minimum payments under this lease have been included in the future minimum payment totals above.
As of December 31, 2020, we had commitments of approximately $8.2 billion to purchase 141 additional aircraft and related flight equipment through 2027, including estimated amounts for contractual price escalations and pre-delivery deposits. We may incur additional debt and other fixed obligations as we take delivery of new aircraft or finance unencumbered aircraft in our fleet and other equipment and continue to expand into new or existing markets. In an effort to limit the incurrence of significant additional debt, we may seek to defer some of our scheduled deliveries, sell or lease aircraft to others, or pay cash for new aircraft, to the extent necessary or possible. The amount of our existing debt, and other fixed obligations, and potential increases in the amount of our debt and other fixed obligations could have important consequences to investors and could require a substantial portion of cash flows from operations for debt service payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes.
Our level of debt and other fixed obligations could:
•impact our ability to obtain additional financing to support capital expansion plans and for working capital and other purposes on acceptable terms or at all;
•divert substantial cash flow from our operations, execution of our commercial initiatives and expansion plans in order to service our fixed obligations;
•require us to incur significantly more interest expense than we currently do if rates were to increase, since approximately 34% of our debt has floating interest rates; and
•place us at a possible competitive disadvantage compared to less leveraged competitors and competitors with better access to capital resources or more favorable financing terms.

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
We typically finance our aircraft through either secured debt, lease financing, or through cash from operations. The impact on financial institutions from global economic conditions, including COVID-19, may adversely affect the availability and cost of credit to JetBlue as well as to prospective purchasers of our aircraft should we undertake to sell in the future, including financing commitments we have already obtained for purchases of new aircraft or financing or refinancing of existing aircraft. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our strategy or otherwise constrain our operations.
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
In April 2020, we entered into the PSP Agreement under the CARES Act with the Treasury governing our participation in the Payroll Support Program. Under the Payroll Support Program, Treasury provided us a $936 million Payroll Support Payment, consisting of $685 million in grants and $251 million in an unsecured term loan. On September 30, 2020, Treasury provided a $27 million Additional Payroll Support Payment, consisting of $19 million in grants and $8 million in unsecured term loan under the PSP Agreement. In consideration for the Payroll Support Payment and the Additional Payroll Support Payment, we issued warrants to purchase approximately 2.6 million and 85,540 shares of common stock, respectively, to the Treasury at an exercise price of $9.50 per share.
Additionally, on September 29, 2020, we entered into a loan and guarantee agreement (the "Loan Agreement") with Treasury under the Loan Program of the CARES Act, pursuant to which Treasury agreed to extend loans to us in an aggregate principal amount of up to $1.1 billion until March 26, 2021, subject to specified terms. On September 29, 2020, JetBlue borrowed an initial $115 million under the Loan Agreement and on November 3, 2020, JetBlue and Treasury agreed to increase JetBlue’s allocation from $1.1 billion to $1.9 billion. On January 15, 2021, JetBlue and Treasury agreed to extend JetBlue’s option to borrow the full amount under the Loan Agreement until May 28, 2021. In connection with the Loan Agreement, on September 29, 2020, we entered into a warrant agreement with Treasury, pursuant to which we issued to Treasury warrants to purchase approximately 1.2 million shares of our common stock at an exercise price of $9.50 per share.
In accordance with any grants and/or loans received under the CARES Act, we are required to comply with the relevant provisions of the CARES Act which, among other things, includes the following: the requirement to use the Payroll Support Payment and the Additional Payroll Support Payment exclusively for the continuation of payment of crewmember wages, salaries and benefits; the requirement that certain levels of commercial air service be maintained until March 1, 2022; the prohibitions on share repurchases and the payment of common stock dividends; and restrictions on the payment of certain executive compensation vary depending on the type of CARES Act support received. Further, the Loan Agreement includes affirmative and negative covenants that restrict our ability to, among other things, dispose of certain assets, merge, consolidate or sell assets, incur certain additional indebtedness or pay certain dividends. In addition, we are required to maintain unrestricted cash and cash equivalents and unused commitments available under all revolving credit facilities aggregating not less than $550 million and to maintain a minimum ratio of the borrowing base of the collateral. If we do not meet the minimum collateral coverage ratio, we must either provide additional collateral to secure our obligations under the Loan Agreement or repay the loans by an amount necessary to maintain compliance with the collateral coverage ratio.
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
The Company has a significant amount of indebtedness from fixed obligations, including aircraft lease and debt financings, leases of airport property, secured loan facilities and other facilities, and other material cash obligations. In addition, the Company has substantial non-cancelable commitments for capital expenditures, including for the acquisition of new aircraft and related spare engines.
In addition, in response to the travel restrictions, decreased demand and other effects the COVID-19 pandemic has had and is expected to have on the Company's business, the Company may continue to seek material amounts of additional financial liquidity in the short-term, which may include the issuance of additional unsecured or secured debt securities, equity securities and equity-linked securities, the sale of assets, the entry into sale-leaseback transactions, as well as additional bilateral and syndicated secured and/or unsecured credit facilities, among other items. If the Company's credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to the Company's rating levels, the airline industry, or the Company, the Company's access to capital and the cost of any debt financing would be negatively affected. There can be no assurance as to the timing of any such issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all. In addition, as of December 31, 2020, the Company has received a total of $963 million in funding under the Payroll Support Program of the CARES Act and $115 million under the Loan Program of the CARES Act, which financial assistance subjects the Company and its business to certain restrictions . See “We are subject to certain restrictions on our business as a result of our participation in governmental programs under the CARES Act.”
Although the Company's cash flows from operations and its available capital, including the proceeds from financing transactions, have been sufficient to meet its obligations and commitments to date, the Company's liquidity has been, and may in the future be, negatively affected by the risk factors described herein. If the Company's liquidity is materially diminished, the Company might not be able to timely pay its leases and debts or comply with certain operating and financial covenants under its financing and credit card processing agreements or with other material provisions of its contractual obligations. Moreover, as a result of the Company's recent financing activities in response to the COVID-19 pandemic, the number of financings and the aggregate amount of indebtedness with respect to which such covenants and provisions apply has increased, thereby subjecting the Company to more substantial risk of cross-default and cross-acceleration in the event of breach, and additional operating and financial covenants could become binding on the Company as it continues to seek additional liquidity. In addition, the Company has agreements with financial institutions that process customer credit card transactions for the sale of air travel and other services. Under certain of the Company's credit card processing agreements, the financial institutions in certain circumstances have the right to require that the Company maintain a reserve equal to a portion of advance ticket sales that have been processed by that financial institution, but for which the Company has not yet provided the air transportation. Such financial institutions may require cash or other collateral reserves to be established or withholding of payments related to receivables to be collected, including if the Company does not maintain certain minimum levels of unrestricted cash, cash equivalents and short-term investments. In light of the affect COVID-19 is having on demand and, in turn, capacity, the Company has seen an increase in demand from consumers for refunds on their tickets, and we anticipate this will continue to be the case for the foreseeable future. Refunds lower our liquidity and put us at risk of triggering liquidity covenants in these processing agreements and, in doing so, could force us to post cash collateral with the credit card companies for advance ticket sales. The Company also maintains certain insurance- and surety-related agreements under which counterparties may require collateral.
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
See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report for additional information regarding the Company's liquidity as of December 31, 2020.

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
The Company may be required to recognize losses in the future due to, among other factors, extreme fuel price volatility, tight credit markets, government regulatory changes, decline in the fair values of certain tangible or intangible assets, such as aircraft, route authorities, airport slots and frequent flyer database, unfavorable trends in historical or forecasted results of operations and cash flows and an uncertain economic environment, as well as other uncertainties. For example, during the year ended December 31, 2020, the Company recorded impairment charges of $273 million associated with its E190 fleet due to COVID-19. The Company can provide no assurance that a material impairment loss of tangible or intangible assets will not occur in a future period, and the risk of future material impairments has been significantly heightened as result of the effects of the COVID-19 pandemic on our flight schedules and business. The value of the Company's aircraft could also be impacted in future periods by changes in supply and demand for these aircraft. Such changes in supply and demand for certain aircraft types could result from the grounding of aircraft. A further impairment loss could have a material adverse effect on the Company's financial condition and operating results.
Risks Associated with the Airline Industry
We could be adversely affected by an outbreak of a disease or an environmental disaster that significantly affects travel behavior.
Any outbreak of another disease or variants of COVID-19, which affect travel behavior, travel demand, or travel restrictions, or a similar public health threat, or fear of such an event could have a material adverse impact on airlines. In addition, outbreaks of disease could result in quarantines of our personnel, business partners and their suppliers, or an inability to access facilities or our aircraft, which could adversely affect our operations. Similarly, if an environmental disaster were to occur and adversely impact any of our destination cities, travel behavior could be affected and in turn, could materially adversely impact our business, operating results, liquidity and financial condition.
Compliance with future environmental regulations may harm our business.
Many aspects of airlines’ operations are subject to increasingly stringent environmental regulations, and growing concerns about climate change may result in the imposition of additional regulation. Since the domestic airline industry is increasingly price sensitive, we may not be able to recover the cost of compliance with new or more stringent environmental laws and regulations from our customers, which could adversely affect our business. Although we don't expect the costs of complying with current environmental regulations will have a material adverse effect on our financial position, results of operations, or cash flows, no assurance can be made that the costs of complying with environmental regulations in the future will not have such an effect.
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
Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit GHG emissions, including our aircraft and ground operations emissions. In October 2016, the ICAO passed a resolution adopting the Carbon Offsetting and Reduction Scheme for International Aviation ("CORSIA"), which is a global, market-based emissions offset program to encourage carbon-neutral growth beyond 2020. CORISA is scheduled to be implemented through multiple phases beginning in 2021. ICAO continues to develop details regarding implementation, but we believe compliance with CORSIA will increase our operating costs.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Aircraft
As of December 31, 2020, we operated a fleet consisting of one Airbus A220 aircraft, 63 Airbus A321 aircraft, 13 Airbus A321neo aircraft, 130 Airbus A320 aircraft, and 60 Embraer E190 aircraft as summarized below:

Aircraft	Seating Capacity		Owned(4)	Finance Leased	Operating Leased	Total	Average Age in Years
Airbus A220	140		1	—	—	1	—
Airbus A320	162/ 150	(1)	96	2	32	130	15.3
Airbus A321	200 / 159	(2) (3)	61	2	—	63	4.5
Airbus A321neo	200		13	—	—	13	0.8
Embraer E190	100		30	—	30	60	12.2
			201	4	62	267	11.3
(1) Our Airbus A320 with a restyled cabin configuration (72 aircraft) has a seating capacity of 162 seats. Our Airbus A320 with a classic cabin configuration has a seating capacity of 150 seats.
(2) Our Airbus A321 with a single cabin layout has a seating capacity of 200 seats. Our Airbus A321 with our Mint® premium service has a seating capacity of 159 seats.
(3) During 2020, we completed the buyout of one of our A321 aircraft leases.
(4) Total owned aircraft include aircraft associated with sale-leaseback transactions that did not qualify as sales for accounting purposes.
As of December 31, 2020, our aircraft leases had an average remaining term of approximately 3 years, with expiration dates between 2022 and 2026. We have the option to extend most of these leases for additional periods or to purchase the aircraft at the end of the related lease term.
As of December 31, 2020, options for 50 additional A220-300 aircraft deliveries remain available to us and we retain the flexibility to convert certain aircraft to the A220-100 model. Both members of the A220 family share commonality in more than 99 percent of their replaceable parts and utilize the same family of engines.
As of December 31, 2020, we had 141 aircraft on order and scheduled for delivery through 2027. Our future aircraft delivery schedule is as follows:

	Contractual Order Book
Year	Airbus A321neo	Airbus A220	Total
2021	8	7	15
2022	3	8	11
2023	11	19	30
2024	13	22	35
2025	11	12	23
2026	12	1	13
2027	14	—	14
Total	72	69	141
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
•Boston - We had an initial five year lease agreement with Massport for five gates in Terminal C that started on May 1, 2005 and allowed JetBlue to grow to 11 gates by 2008. The agreement included extension language which provided for 20 successive one-year automatic renewals after the initial five year term. With the continued growth of our operations in Boston, we have periodically amended our lease to add additional gates and support spaces, most recently in 2017 to have the rights to six additional gates. As of December 31, 2020, we leased 27 gates in Boston. Our lease with Massport is scheduled to expire in April 2030.
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
•Orlando - We have a ground lease agreement for a hangar which expires in 2035. We also occupy a training center, JetBlue University, with a lease agreement expiring in 2035 which we use for the initial and recurrent training of our pilots and inflight crewmembers, as well as support training for our technical operations and airport crewmembers. This facility is equipped with nine full flight simulators, nine flight training devices, three cabin trainers, a training pool, classrooms, and support areas. We began the planned expansion of JetBlue University in April 2019 which has continued into 2020. As we continue to grow, developing our crewmembers' technical, service, and hospitality skills that provide our JetBlue Experience is crucial to our continued success. The new learning space will include additional flight and cabin simulators, an auditorium that can accommodate six new classrooms, and a larger ditching pool.
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

PART II

 ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Stockholder Matters
Our common stock is traded on the NASDAQ Global Select Market under the symbol JBLU. As of January 31, 2021, there were approximately 408 holders of record of our common stock.
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
During 2020, the following shares were repurchased under the above programs (in millions, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
February 2020	8.1	(1) (2)	8.1	$480
March 2020	4.9	(1) (2)	4.9	480
Total	13.0		13.0
(1) On November 21, 2019, JetBlue entered into an accelerated share repurchase agreement, or ASR, paying $160 million for an initial delivery of 6.9 million shares. The term of the ASR concluded on February 21, 2020 with delivery of 1.5 million additional shares to JetBlue on February 25, 2020. A total of 8.4 million shares, at an average price of $19.03 per share, were repurchased under the agreement.
(2) On February 24, 2020, JetBlue entered into an ASR paying $160 million for an initial delivery of 6.6 million shares. The term of the ASR concluded on March 16, 2020 with delivery of 4.9 million additional shares to JetBlue on March 18, 2020. A total of 11.5 million shares, at an average price of $13.91 per share, were repurchased under the agreement.
In accordance with the Payroll Support Program Agreement and the Loan and Guarantee Agreement with the United States Department of the Treasury under the CARES Act, JetBlue is temporarily restricted from making any share repurchases. We have suspended our share repurchase program as of March 31, 2020.

Stock Performance Graph
This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act, as amended.
The following line graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index and the NYSE Arca Airline Index from December 31, 2016 to December 31, 2020. The comparison assumes the investment of $100 in our common stock and in each of the foregoing indices and reinvestment of all dividends. The stock performance shown represents historical performance and is not representative of future stock performance.

160
120
80
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
JetBlue Airways Corporation
S&P 500 Stock Index
NYSE Arca Airline Index

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
JetBlue Airways Corporation	$100	$100	$72	$83	$65
S&P 500 Stock Index	100	119	112	144	168
NYSE Arca Airline Index	100	105	82	99	75

ITEM 6.    SELECTED FINANCIAL DATA

The following financial information for each of the prior five years ending on December 31 has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Report.

(in millions except per share data)	2020	2019	2018	2017	2016(1)
Statements of Operations Data
Operating revenues	$2,957	$8,094	$7,658	$7,012	$6,584
Operating expenses:
Aircraft fuel and related taxes	631	1,847	1,899	1,363	1,074
Salaries, wages and benefits	2,032	2,320	2,044	1,887	1,698
Landing fees and other rents	358	474	462	438	357
Depreciation and amortization	535	525	469	424	393
Aircraft rent	85	99	104	102	110
Sales and marketing	110	290	294	271	263
Maintenance, materials and repairs	441	619	625	622	563
Other operating expenses	762	1,106	1,060	932	866
Special items(2)	(283)	14	435	—	—
Total operating expenses	4,671	7,294	7,392	6,039	5,324
Operating (loss) income	(1,714)	800	266	973	1,260
Other income (expense)(3)	(179)	(32)	(47)	(55)	(96)
(Loss) income before income taxes	(1,893)	768	219	918	1,164
Income tax expense (benefit)(4)(5)	(539)	199	30	(222)	437
Net (loss) income	$(1,354)	$569	$189	$1,140	$727
(Loss) earnings per common share:
Basic	$(4.88)	$1.92	$0.60	$3.47	$2.23
Diluted(2)(3)(4)(5)	$(4.88)	$1.91	$0.60	$3.45	$2.13
Other Financial Data:
Operating margin	(58.0)%	9.9%	3.5%	13.9%	19.1%
Pre-tax margin(6)	(64.0)%	9.5%	2.9%	13.1%	17.7%
Net cash (used in) provided by operating activities	$(683)	$1,449	$1,200	$1,379	$1,632
Net cash (used in) investing activities	(1,349)	(1,129)	(1,157)	(979)	(1,046)
Net cash provided by (used in) financing activities	2,983	165	131	(536)	(472)
(1) Amounts prior to 2017 do not reflect the impact of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) of the Codification, adopted as of January 1, 2019.
(2) We had special items of $(283) million, $14 million, and $435 million in 2020, 2019, and 2018 respectively. Special items reduced our loss per share by $0.77 in 2020. Special items in 2019 and 2018 reduced our diluted earnings per share by $0.03, and $1.04, respectively. Refer to Note 18 to our consolidated financial statements for details.
(3) In 2019, we recognized a gain on equity method investments of $15 million. The impact of this gain to our diluted earnings per share was $0.04.
(4) Our 2017 results included a $564 million tax benefit, or $1.71 of diluted earnings per share, from the remeasurement of our deferred taxes to reflect the impact of the enactment of the Tax Cuts and Jobs Act of 2017. The Tax Cuts and Jobs Act of 2017 made significant changes to the federal tax code, including a reduction in the federal corporate statutory tax rate from 35% to 21%.
(5) Our 2018 results included a $28 million tax benefit, or $0.09 of diluted earnings per share, resulting from measurement period adjustments related to the enactment of the Tax Cuts and Jobs Act of 2017.
(6) Pre-tax margin excluding special items and gain on equity method investments was (73.6)%, 9.5%, and 8.5% in 2020, 2019 and 2018, respectively.

(in millions)	2020	2019	2018	2017	2016(1)
Balance Sheet Data:
Cash and cash equivalents	$1,918	$959	$474	$303	$433
Investment securities	1,137	372	416	392	628
Total assets	13,406	11,918	10,959	10,402	9,323
Total debt and finance leases	4,863	2,334	1,670	1,199	1,384
Common stockholders’ equity	3,951	4,799	4,685	4,805	3,933

	2020	2019	2018	2017	2016(1)
Operating Statistics:
Revenue passengers (thousands)	14,274	42,728	42,150	40,038	38,263
Revenue passenger miles (millions)	18,598	53,617	50,790	47,240	45,619
Available seat miles (ASMs) (millions)	32,689	63,841	59,881	56,007	53,620
Load factor	56.9%	84.0%	84.8%	84.3%	85.1%
Aircraft utilization (hours per day)	5.4	11.9	11.8	11.7	12.0
Average fare	$191.42	$182.23	$175.11	$168.88	$166.74
Yield per passenger mile (cents)	14.69	14.52	14.53	14.31	13.99
Passenger revenue per ASM (cents)	8.36	12.20	12.33	12.07	11.90
Operating revenue per ASM (cents)	9.04	12.68	12.79	12.52	12.28
Operating expense per ASM (cents)	14.29	11.43	12.34	10.78	9.93
Operating expense per ASM, excluding fuel(2)	13.12	8.44	8.37	8.29	7.88
Departures	168,636	368,355	366,619	353,681	337,302
Average stage length (miles)	1,222	1,140	1,096	1,072	1,093
Average number of operating aircraft during period	262.2	253.6	246.8	233.5	218.9
Average fuel cost per gallon, including fuel taxes	$1.53	$2.09	$2.24	$1.72	$1.41
Fuel gallons consumed (millions)	412	885	849	792	760
Average number of full-time equivalent crewmembers	15,450	18,535	17,766	17,118	15,696
(1) Amounts prior to 2017 do not reflect the impact of ASU 2016-02, Leases (Topic 842) of the Codification, adopted as of January 1, 2019.
(2) Refer to our "Regulation G Reconciliation of Non-GAAP Financial Measures" section for more information on this non-GAAP measure.

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
Demand for air travel began to weaken at the end of February 2020. The pace of decline accelerated throughout March into April 2020 and demand remained depressed throughout the rest of 2020. This decline in demand has had a material adverse impact on our operating revenues and financial position. Our operating revenues for the year ended December 31, 2020 declined by 63.5% year-over-year. Although demand began to improve as the year progressed, it remained significantly lower than in prior years. The exact timing and pace of the recovery is uncertain given the significant impact of the pandemic on the overall U.S. and global economy. Some states have experienced a resurgence of COVID-19 cases after reopening and as a result, certain other states have implemented travel restrictions or advisories for travelers from such states. We have also seen a similar resurgence of COVID-19 cases in other countries and we expect to continue to see fluctuations in the numbers of cases, which we believe will result in actions by governmental authorities restricting activities. We expect the demand environment to remain depressed until the majority of the U.S. population is vaccinated against COVID-19 and the medical community lifts the current physical distancing guidelines. Our response to the pandemic and the measures we take to secure additional liquidity may be modified as we have more clarity on the timing of demand recovery.
In response to the COVID-19 pandemic, since March 2020 we have implemented the following measures to focus on the safety of our customers, our crewmembers, and our business.
Customers and Crewmembers
The safety of our customers and crewmembers continues to be a priority. As the COVID-19 pandemic has developed, we have taken steps to promote physical distancing and implemented new procedures that reflect the recommendations of health experts, including the following:
•Introduced "Safety from the Ground Up", an initiative with a multi-layer approach that encompasses enhanced safety and cleaning measures on our flights, at our airports, and in our offices;
•Instituted temperature checks for our customer-facing and support-center crewmembers;
•Updated our sick leave policy to provide up to 14 days of paid sick leave for crewmembers who were diagnosed with COVID-19 or were required to quarantine;
•Partnered with Northwell Direct to provide a comprehensive set of COVID-19 services and programs to support our crewmembers;

•Implemented a framework for internal contact tracing, crewmember notification, and a return to work clearance process for all crewmembers, wherever they may be located;
•Required face coverings for all crewmembers while boarding, in flight, and when physical distancing cannot be maintained;
•Administered more frequent disinfecting of common surfaces and areas with high touchpoints in our facilities;
•Enhanced daily and overnight cleaning of our aircraft and all facilities, using electrostatic spraying of disinfectant in the cabins of aircraft parked overnight at selected focus cities;
•Required customers to wear face coverings during check-in, boarding, and inflight;
•Limited the number of seats sold on most flights through January 7, 2021;
•Suspended group boarding and implemented a back-to-front boarding process to minimize passing in the aisle;
•Eliminated layovers for crewmembers in New York City and worked with crew transportation companies to ensure physical distancing;
•Implemented jump seat buffers on our flights to further promote physical distancing measures;
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

•Provided enhanced flexibility to our customers by waiving change and cancel fees for customers with existing bookings made through March 31, 2021, while also extending the expiration date of travel credits issued between February 27, 2020 and June 30, 2020 for flight purchases to 24 months; and
•Announced our partnership with Vault Health to provide discounted at-home COVID-19 testing to customers with pending travel plans.
Our Business
The COVID-19 pandemic drove a significant decline in demand beginning in the second half of March 2020. We have significantly reduced our capacity to a level that maintains essential services to align with demand. Our capacity for the year ended December 31, 2020 declined by 48.8% year-over-year. For the first quarter of 2021, we expect capacity to be down by at least 40%, as compared to the first quarter of 2019. As a result of the significant reduction in demand expectations and lower capacity, we have temporarily parked a portion of our fleet.
The reductions in demand and in our capacity have resulted in a significant reduction to our revenue. As a result, we have, and will continue to implement cost saving initiatives to reduce our overall level of cash spend. Some of the initiatives we have undertaken include:
•Adjustments in flying capacity to align with the expected demand.
•Temporary consolidations of our operations in certain cities that contain multiple airport locations.
•Renegotiated service rates with business partners and extended payment terms.
•Instituted a company-wide hiring freeze.
•Implemented salary reductions for a portion of our crewmembers, including our officers throughout 2020 and into 2021.
•Offered crewmembers voluntary time off and separation programs, with most departures for the separation program occurring during the third quarter of 2020.
We believe the unprecedented impact of COVID-19 on the demand for air travel and the corresponding decline in revenue will continue to have an adverse impact on our results of operations, operating cash flow, and financial condition. Given this situation, we have taken actions to increase liquidity, strengthen our financial position, and conserve cash. Some of the actions we have taken since the onset of the pandemic through December 31, 2020 include:
•Executed a $1.0 billion 364-day delayed draw term loan agreement in March 2020 and immediately drew down on the facility for the full amount available. This term loan facility was repaid during the third quarter.
•Borrowed on our existing $550 million revolving credit facility in April 2020.
•Executed a $150 million pre-purchase arrangement of TrueBlue® points with our co-brand credit card partner in April 2020.
•Suspended non-critical capital expenditure projects.
•Amended our purchase agreement with Airbus which changed the timing of our Airbus A321 and A220 deliveries in May and October 2020 resulting in approximately $2.0 billion of reduction in aircraft capital expenditures through 2022.
•Suspended share repurchases.
•Obtained $963 million of government funding under the Payroll Support Program of The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which is discussed further below.
•Executed a $750 million term loan credit facility and immediately drew down on the facility for the full amount available in June 2020.
•Entered into $563 million of sale-leaseback transactions; which is discussed further below.
•Completed public placements of equipment notes in an aggregate principal amount of $923 million secured by 49 Airbus A321 aircraft in August 2020, which is discussed further in Note 4 to our consolidated financial statements. The net proceeds were primarily used to repay the outstanding borrowings under our 364-day delayed draw term loan facility that was due to be repaid in March 2021.
•Entered into a Loan and Guarantee agreement, as amended, with the United States Department of the Treasury ("Treasury") under the Loan Program of the CARES Act which gives us access to loans in an aggregate principal

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.
37

amount of up to $1.9 billion until May 28, 2021, which is discussed further below. We drew down $115 million under the Loan Program on September 29, 2020.
•Completed the public offering of 42 million shares of our common stock for net proceeds of $583 million in December 2020.
As a result of these activities, we had cash, cash equivalents, and short-term investments of approximately $3.1 billion at December 31, 2020.
We continue to evaluate future financing opportunities in an effort to build additional levels of liquidity.
We lowered our cash burn from approximately $18 million per day at the end of March 2020 to an average of approximately $6.7 million per day during the fourth quarter of 2020.
Preparing for Recovery
As the COVID-19 pandemic progresses, we have taken a number of steps to position the Company for recovery when demand for air travel eventually returns.
In June 2020, we announced the addition of 30 new domestic routes to serve customers in markets where leisure and visiting friends and relatives travel were showing signs of strength. These new routes include daily nonstop Mint® service from Newark Liberty International Airport to both Los Angeles International Airport and San Francisco International Airport. While the timeline for recovery remains uncertain, these new routes offer us the opportunity to generate revenue, bring aircraft back into service that would otherwise sit idle, and add more flying opportunities of our crewmembers and customers. We believe adding more destinations in these key markets will make us more relevant to travelers and increase customer loyalty.
In July 2020, we announced plans for a multi-year west coast expansion from southern California which includes moving our primary base of operations from Long Beach Airport to Los Angeles International Airport. We plan to grow our operations at Los Angeles International Airport from the average current level of 20 flights per day to approximately 70 flights per day by 2025.
Also in July 2020, we announced our intention to enter into a strategic relationship with American Airlines Group Inc. ("American"). This arrangement, once fully implemented, will include an alliance agreement with reciprocal code sharing on domestic and international routes from or connecting through New York (John F. Kennedy International Airport ("JFK"), LaGuardia Airport, and Newark Liberty International Airport) and Boston, excluding JetBlue's future European transatlantic flying. We believe this partnership will create more capacity, seamless connectivity for travelers in the northeast, and offer more choices for customers across the networks of both airlines. In addition, we believe this relationship will also accelerate our recovery as the travel industry adapts to new trends as a result of the COVID-19 pandemic. Pursuant to federal law, American and JetBlue submitted this proposed alliance arrangement to the Department of Transportation ("DOT") for review. After American, JetBlue and the DOT agreed to a series of commitments, the DOT terminated its review of the proposed alliance. The commitments include growth commitments to ensure capacity expansion, slot divestitures at JFK and at Reagan National Airport near Washington, D.C. and antitrust compliance measures. Beyond this agreement with the DOT, American and JetBlue will also be limiting their coordination on certain city pair markets within the scope of the alliance. In addition to the DOT review, the Department of Justice and the New York Attorney General, the Massachusetts Attorney General, and the Attorneys General of certain other state and local jurisdictions are investigating this proposed alliance, which are ongoing. American and JetBlue intend to cooperate with those investigations, but are proceeding with plans to implement this alliance.
In September 2020, we announced plans to launch 24 new routes aimed at immediately capturing traffic on a variety of new, nonstop routes as demand increases. These routes will introduce new non-stop destinations from our focus cities and expand our Mint® service in Newark and Los Angeles.
In December 2020, we announced plans to introduce service in four new destinations as part of a broader plan to add 24 new nonstop routes in the first half of 2021. These new destinations include Miami and Key West in Florida; Guatemala City, Guatemala; and Los Cabos, Mexico. The new services are aimed at capturing traffic where we anticipate customer demand.
2020 Results
For the year end December 31, 2020:
•System capacity decreased by 48.8% year over year.
•We generated $3.0 billion in operating revenue, a decrease of $5.1 billion compared to 2019, primarily due to a 66.6% decrease in revenue passengers.
•Operating revenue per available seat mile (RASM) decreased by 28.7% to 9.04 cents.
•Operating expense decreased by 36.0% to $4.7 billion.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.
38

•Operating expense per available seat mile (CASM) increased by 25.1% to 14.29 cents.
•Our 2020 and 2019 results included the effects of special items. Excluding fuel and related taxes, special items, as well as operating expenses related to our non-airline businesses, our operating expense(1) decreased by 20.4% to $4.3 billion.
•Excluding fuel and related taxes, special items, as well as operating expenses related to our non-airline businesses, our cost per available seat mile (CASM ex-fuel)(1) increased by 55.4% to 13.12 cents.
•Our operating margin was (58.0)% in 2020 compared to 9.9% in 2019. Excluding special items, our adjusted operating margin(1) were (67.5)% and 10.1% for full year 2020 and 2019, respectively.
•Reported a net loss of $(1.4) billion in 2020 compared to net income of $569 million in 2019.
•Our reported (loss) per share for full year 2020 was $(4.88) compared to reported earnings per diluted share of $1.91 in 2019. Excluding special items, our adjusted (loss) per share(1) was $(5.65) for full year 2020. Our adjusted earnings per diluted share(1) for full year 2019 was $1.90.
•During 2020, we took delivery of seven Airbus A321neo aircraft and our first Airbus A220 aircraft. We expect our first Airbus A220 aircraft to enter into service in early 2021.
Outlook for 2021
The length and severity of the reduction in demand due to the COVID-19 pandemic is uncertain; accordingly, we expect the adverse impact to continue in the first quarter of 2021 and beyond. The exact timing and pace of the recovery is uncertain given the significant impact of the pandemic on the overall U.S. and global economy. We expect the demand environment to remain depressed until the majority of the U.S. population is vaccinated against COVID-19 and the medical community lifts the current physical distancing guidelines. Our response to the pandemic and the measures we take to secure additional liquidity may be modified as we have more clarity in the timing of demand recovery.
We will continue to monitor customer behaviors as they evolve throughout the pandemic. We plan to make strategic adjustments to our network, as necessary, to maximize revenue potential and accelerate recovery.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.
39

RESULTS OF OPERATIONS
2020 Compared to 2019
Overview
We reported a net (loss) of $(1.4) billion, an operating (loss) of $(1.7) billion and operating margin of (58.0)% for the year ended December 31, 2020. This compares to net income of $569 million, operating income of $800 million, and operating margin of 9.9% for the year ended December 31, 2019. Our (loss) per share was $(4.88) for 2020 compared to earnings of $1.91 per diluted share for 2019.
Our 2020 and 2019 reported results included the effects of special items. Adjusting for these one-time items(1), our adjusted net (loss) was $(1.6) billion, operating (loss) was $(2.0) billion, and our adjusted operating margin was (67.5)% for 2020. This compares to adjusted net income of $568 million, operating income of $814 million, and an operating margin of 10.1% for 2019. Excluding one-time items(1), our adjusted (loss) per share was $(5.65) for 2020 compared to adjusted earnings per diluted share of $1.90 for 2019.
Operating Revenues

(revenues in millions; percent changes based on unrounded numbers)			Year-over-Year Change
	2020	2019	$	%
Passenger revenue	$2,733	$7,786	(5,053)	(64.9)
Other revenue	224	308	(84)	(27.3)
Operating revenues	$2,957	$8,094	(5,137)	(63.5)

Average fare	$191.42	$182.23	9.19	5.0
Yield per passenger mile (cents)	14.69	14.52	0.17	1.2
Passenger revenue per ASM (cents)	8.36	12.20	(3.84)	(31.5)
Operating revenue per ASM (cents)	9.04	12.68	(3.64)	(28.7)
Average stage length (miles)	1,222	1,140	82	7.2
Revenue passengers (thousands)	14,274	42,728	(28,454)	(66.6)
Revenue passenger miles (millions)	18,598	53,617	(35,019)	(65.3)
Available seat miles (ASMs) (millions)	32,689	63,841	(31,152)	(48.8)
Load factor	56.9%	84.0%		(27.1)	pts
Passenger revenue accounted for 92.4% of our total operating revenue for the year ended December 31, 2020. In addition to seat revenue, passenger revenue includes revenue from our ancillary product offerings such as Even More® Space. Revenue generated from international routes, including Puerto Rico, accounted for 36.1% of our total operating revenues in 2020. Passenger revenue, including certain ancillary fees directly related to passenger tickets, is recognized when the transportation is provided. Passenger revenue from unused tickets and passenger credits are recognized in proportion to flown revenue based on estimates of expected expiration or when the likelihood of the customer exercising his or her remaining rights becomes remote. We measure capacity in terms of available seat miles, which represents the number of seats available for passengers multiplied by the number of miles the seats are flown. Yield, or the average amount one passenger pays to fly one mile, is calculated by dividing Passenger revenue by Revenue passenger miles. We attempt to increase Passenger revenue primarily by increasing our yield per flight which produces higher revenue per available seat mile. Our objective is to optimize our fare mix to increase our overall average fare while continuing to provide our customers with competitive fares.
In 2020, the decrease in Passenger revenue was primarily driven by the unprecedented decline in demand for travel tied to COVID-19 and its effects. We saw a 66.6% decline in revenue passengers compared to 2019. Fee revenue decreased by $324 million as a result of the lack of flying, representing a 55.4% decline from prior year. Revenue from our Even More® Space seats, which was our largest ancillary product in 2019, decreased by $197 million, or 65.6% year-over-year.
Other revenue is primarily comprised of the marketing component of the sales of our TrueBlue® points. It also includes revenue from the sale of vacation packages, ground handling fees received from other airlines, and rental income.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

Operating Expenses

(in millions; per ASM data in cents; percentages based on unrounded numbers)			Year-over-Year Change		per ASM
	2020	2019	$	%	2020	2019	% Change
Aircraft fuel and related taxes	$631	$1,847	(1,216)	(65.9)	1.93	2.89	(33.3)
Salaries, wages and benefits	2,032	2,320	(288)	(12.4)	6.21	3.64	71.0
Landing fees and other rents	358	474	(116)	(24.4)	1.10	0.74	47.6
Depreciation and amortization	535	525	10	1.8	1.64	0.82	98.9
Aircraft rent	85	99	(14)	(14.4)	0.26	0.16	67.2
Sales and marketing	110	290	(180)	(62.0)	0.34	0.46	(25.7)
Maintenance, materials and repairs	441	619	(178)	(28.8)	1.34	0.97	39.0
Other operating expenses	762	1,106	(344)	(31.0)	2.33	1.73	34.7
Special items	(283)	14	(297)	(2,073.5)	(0.86)	0.02	(3,954.2)
Total operating expenses	$4,671	$7,294	(2,623)	(36.0)	14.29	11.43	25.1
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes represented 13.5% of our total operating expenses in 2020 compared to 25.3% in 2019. The average fuel price decreased 26.8% in 2020 to $1.53 per gallon. Our fuel consumption decreased by 53.4%, or 473 million gallons, due to capacity reductions in response to lower demand as a result of the COVID-19 pandemic.
We recognized fuel hedge losses of $7 million and $5 million, in 2020 and 2019, respectively. These losses were recorded in Aircraft fuel and related taxes. We are unable to predict the potential loss from hedge accounting, which is determined on a derivative-by-derivative basis, due to the volatility in the forward markets for these commodities. We have no outstanding fuel hedges as of December 31, 2020.
Salaries, Wages and Benefits
Salaries, wages and benefits decreased $288 million, or 12.4% in 2020. This decrease was driven primarily by the actions taken as a result of decreased demand for air travel due to the COVID-19 pandemic. Beginning in March 2020, we instituted a company-wide hiring freeze, implemented salary reductions for a portion of our crewmembers, including officers, offered voluntary time off programs to our crewmembers, and reduced work hours for all other management workgroups. In June 2020, we announced voluntary separation programs to our crewmembers, with most departures occurring in the third quarter. We had approximately 20,000 crewmembers as of December 31, 2020 as compared to approximately 22,500 crewmembers at December 31, 2019. During 2020, the average number of full-time equivalent crewmembers decreased by 16.6% and the average tenure of our crewmembers was 8 years.
Landing Fees and Other Rents
Landing fees and other rents include landing fees, which are at premium rates in the heavily trafficked northeast corridor of the U.S. through which a large number of our flights operate. Other rents primarily consist of rent for airports in our BlueCities. Landing fees and other rents decreased $116 million, or 24.4%, in 2020 primarily due to capacity reductions in response to the significant decline in demand beginning in the second half of March 2020 amid the COVID-19 pandemic.
Depreciation and Amortization
Depreciation and amortization primarily include depreciation for our owned and finance leased aircraft, engines, and inflight entertainment systems. Depreciation and amortization increased $10 million, or 1.8%, primarily driven by a 3.4% increase in the average number of aircraft operating in 2020 compared to the same period in 2019. We placed nine Airbus A321neo aircraft into service and bought out the lease of one Airbus A321 aircraft in 2020. In addition, we also completed the cabin restyle on 21 Airbus A320 aircraft.
Maintenance, Materials and Repairs
Maintenance, materials and repairs are generally expensed when incurred unless covered by a long-term flight hour services contract. The average age of our aircraft in 2020 was 11.3 years which is relatively young compared to our competitors. However, as our fleet ages our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our unit costs, as older aircraft require additional, more expensive repairs over time. We had an average of 8.6 additional total operating aircraft in 2020 compared to 2019.
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

In 2020, Maintenance, materials and repairs decreased by $178 million, or 28.8% compared to 2019. The decrease is primarily driven by the COVID-19 related reduction in flying and timing of heavy maintenance visits and engine maintenance.
Other Operating Expenses
Other operating expenses consist of the following categories: outside services (including expenses related to fueling, ground handling, skycap, security, and janitorial services), insurance, personnel expenses, professional fees, onboard supplies, shop and office supplies, bad debts, communication costs, and taxes other than payroll and fuel taxes.
In 2020, other operating expenses decreased by $344 million, or 31.0%, compared to 2019, due to capacity reductions in response to the significant decline in demand beginning in the second half of March 2020 coupled with the benefits from cost saving initiatives implemented amid the COVID-19 pandemic.
Special Items
In 2020, special items included the following:
•Contra-expense of $685 million, which represents the amount of CARES Act payroll support grants utilized during the period.
•Contra-expense of $36 million related to the recognition of Employee Retention Credits provided by the CARES Act.
•Impairment charges of $273 million on our Embraer E190 fleet.
•Losses of $106 million related to sale-leaseback transactions.
•One-time costs of $59 million, consisting of severance and health benefits, in connection with our voluntary separation programs.
Special items in 2019 consisted of $6 million of one-time costs related to the Embraer E190 fleet transition and $8 million of one-time costs related to the implementation of our pilots' collective bargaining agreement.
Income Taxes
Our effective tax rate was 28.5% in 2020, compared to 25.9% in 2019. The CARES Act permits net operating loss (NOL) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid incomes taxes. As a result, the Company’s effective tax rate includes an income tax benefit related to the anticipated refunds from tax losses generated during 2020 that are permitted to be carried back to certain years when the U.S. federal income tax rate was 35%.

2019 Compared to 2018
Overview
We reported net income of $569 million, operating income of $800 million and operating margin of 9.9% for the year ended December 31, 2019. This compares to net income of $189 million, operating income of $266 million and operating margin of 3.5% for the year ended December 31, 2018. Diluted earnings per share were $1.91 for 2019 compared to $0.60 for 2018.
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

Operating Revenues

(revenues in millions; percent changes based on unrounded numbers)			Year-over-Year Change
	2019	2018	$	%
Passenger revenue	$7,786	$7,381	405	5.5
Other revenue	308	277	31	11.0
Operating revenues	$8,094	$7,658	436	5.7

Average fare	$182.23	$175.11	$7.12	4.1
Yield per passenger mile (cents)	14.52	14.53	(0.01)	(0.1)
Passenger revenue per ASM (cents)	12.20	12.33	(0.13)	(1.1)
Operating revenue per ASM (cents)	12.68	12.79	(0.11)	(0.9)
Average stage length (miles)	1,140	1,096	44	4.0
Revenue passengers (thousands)	42,728	42,150	578	1.4
Revenue passenger miles (millions)	53,617	50,790	2,827	5.6
Available seat miles (ASMs) (millions)	63,841	59,881	3,960	6.6
Load factor	84.0%	84.8%		(0.8)	pts
Passenger revenue accounted for over 96.2% of our total operating revenues for the year ended December 31, 2019. In addition to seat revenue, passenger revenue includes revenue from our ancillary product offerings such as Even More® Space. Revenue generated from international routes, including Puerto Rico, accounted for 30.4% of our total operating revenues in 2019. Passenger revenue, including certain ancillary fees directly related to passenger tickets, is recognized when the transportation is provided. Passenger revenue from unused tickets and passenger credits are recognized in proportion to flown revenue based on estimates of expected expiration or when the likelihood of the customer exercising his or her remaining rights becomes remote. We measure capacity in terms of available seat miles, which represents the number of seats available for passengers multiplied by the number of miles the seats are flown. Yield, or the average amount one passenger pays to fly one mile, is calculated by dividing Passenger revenue by Revenue passenger miles. We attempt to increase Passenger revenue primarily by increasing our yield per flight which produces higher revenue per available seat mile. Our objective is to optimize our fare mix to increase our overall average fare while continuing to provide our customers with competitive fares.
In 2019, the increase in passenger revenue was mainly attributable to a 1.4% increase in revenue passengers and a 4.1% increase in average fare. Fee revenue increased by $76 million as a result of changes in our baggage and change fee policies. Our largest ancillary product was Even More® Space, generating approximately $301 million in revenue, an increase of over 10% compared to 2018.
Other revenue is primarily comprised of the marketing component of the sales of our TrueBlue® points. It also includes revenue from the sale of vacation packages, ground handling fees received from other airlines, and rental income.
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
Salaries, Wages and Benefits
Salaries, wages and benefits represented approximately 32% of our total operating expenses in 2019 compared to 28% in 2018. The increase in salaries, wages and benefits was primarily driven by the incremental costs of the new pilots' collective bargaining agreement which became effective on August 1, 2018. Our crewmember headcount also increased year-over-year. During 2019, the average number of full-time equivalent crewmembers increased by 4% and the average tenure of our crewmembers was 7 years.
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
Maintenance, Materials and Repairs
Maintenance, materials and repairs are generally expensed when incurred unless covered by a long-term flight hour services contract. The average age of our aircraft in 2019 was 10.6 years which was relatively young compared to our competitors. However, as our fleet ages our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our unit costs, as older aircraft require additional, more expensive repairs over time. We had an average of 6.8 additional total operating aircraft in 2019 compared to 2018.
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

LIQUIDITY AND CAPITAL RESOURCES
The airline business is capital intensive. Our ability to successfully execute our growth plans is largely dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business depends on maintaining sufficient liquidity. We believe we have adequate resources from a combination of cash and cash equivalents and investment securities on-hand. During 2020, we have executed a significant number of financing transactions to ensure that we have adequate levels of liquidity to navigate through the COVID-19 pandemic. As of December 31, 2020, we had unrestricted cash and cash equivalents of $1.9 billion and short-term investments of $1.1 billion. We took numerous important steps throughout 2020 to strengthen our balance sheet. We believe our actions will position us to successfully navigate through the challenges posed by the COVID-19 pandemic. Our adjusted debt to capitalization ratio(1) at December 31, 2020 was 57%.
We believe a healthy liquidity position is a crucial element of our ability to weather any part of the economic cycle while continuing to execute on our plans for profitable growth and increased returns. Our goal is to continue to be diligent with our liquidity, maintain financial flexibility, and be prudent with capital spending.
Analysis of Cash Flows
We had unrestricted cash and cash equivalents of $1.9 billion as of December 31, 2020. This compares to $959 million and $474 million as of December 31, 2019 and 2018, respectively. We held both short and long-term investments in 2020, 2019 and 2018. Our short-term investments totaled $1.1 billion as of December 31, 2020 compared to $369 million and $413 million as of December 31, 2019 and 2018, respectively.
Operating Activities
Cash used in operating activities totaled approximately $(683) million in 2020, compared to cash provided by operating activities of $1.5 billion and $1.2 billion in 2019 and 2018, respectively. The $2.1 billion decrease in cash flows from operating activities in 2020 compared to 2019 was principally driven by the unprecedented decline in demand for travel caused by COVID-19. The $249 million increase in cash flows from operations in 2019 compared to 2018 was principally driven by an increase in operating margin.
Investing Activities
During 2020, capital expenditures related to our purchase of flight equipment included $426 million for the purchase of seven new Airbus A321neo aircraft, our first Airbus A220 aircraft, and the buyout of one Airbus A321 aircraft lease, $76 million for flight equipment deposits, $151 million for flight equipment work-in-progress, and $15 million for spare part purchases. Other property and equipment capital expenditures included ground equipment purchases and facilities improvements for $123 million. Investing activities also included the net purchase of $767 million in investment securities.
We executed $563 million of sale-leaseback transactions in 2020. Of these transactions, $209 million qualified as sales for accounting purposes and the related proceeds are classified within investing activities.
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
We currently anticipate 2021 capital expenditures to be approximately $1.0 billion. We plan to restrict non-aircraft capital expenditures to those with the highest returns.
Financing Activities
Financing activities during 2020 primarily consisted of net proceeds of $2.2 billion from drawdowns of our credit facilities and the execution of a number of financing transactions which include the following:
•$981 million from our 364-day delayed draw term loan facility with Morgan Stanley Senior Funding Inc. as administrative agent;
•$717 million from our term loan facility with Barclays Bank PLC as administrative agent, and
•$550 million from our revolving credit facility with Citibank N.A. as administrative agent.
Also included in financing activities are:
•Net proceeds of $913 million from the public placements of equipment notes;
•Net proceeds of $583 million from the public offering of 42 million shares of our common stock;
•$354 million of sale-leaseback transactions which did not qualify as sales for accounting purposes;
•Net proceeds of $259 million and $19 million from the issuance of unsecured term loan and warrants, respectively, in connection with the Payroll Support Program under the CARES Act;
•Net proceeds of $105 million and $9 million from the issuance of secured term loan and warrants, respectively, in connection with the Loan Program under the CARES Act; and
•$36 million in proceeds from the issuance of common stock related to our crewmember stock purchase plan.
These proceeds are partially offset by the payoff of our 364-day delayed draw term loan facility for $1.0 billion, scheduled maturities of $372 million relating to debt and finance lease obligations, $12 million of which were associated with scheduled rent payments on sale-leaseback aircraft that did not qualify as sales for accounting purposes, and the acquisitions of treasury shares of $167 million, of which $160 million related to our accelerated share repurchases, or ASRs. Our share repurchase program has been suspended since March 31, 2020.
Financing activities during 2019 consisted of the net issuance of $981 million of debt, $764 million of which relates to the offering of our Enhanced Equipment Trust Certificates, Series 2019-1 ("2019-1 EETC") in November, partially offset by the scheduled repayment of $323 million in debt and finance lease obligations. In addition, we acquired $542 million in treasury shares of which $535 million related to ASRs during 2019. During this period, we received $51 million in proceeds from the issuance of stock related to employee share-based compensation.
Financing activities during 2018 consisted of the net issuance of $687 million of debt partially offset by the scheduled repayment of $222 million relating to debt and finance lease obligations. In addition, we acquired $382 million in treasury shares of which $375 million related to ASRs during 2018. During this period, we received $48 million in proceeds from the issuance of stock related to employee share-based compensation.
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

None of our lenders or lessors are affiliated with us.
Capital Resources
Dependent on market conditions, we anticipate using a mix of cash and debt financing for our expected aircraft deliveries in 2021. To the extent we cannot secure financing on terms we deem attractive, we may be required to pay in cash, further modify our aircraft acquisition plans, or incur higher than anticipated financing costs. Although we believe debt and/or lease financing should be available to us if needed, we cannot give assurances we will be able to secure financing on terms attractive to us, if at all.
Working Capital
We had working capital of $671 million as of December 31, 2020 compared to a deficit of $877 million as of December 31, 2019. Our working capital improved by $1.5 billion due to several factors, including cash proceeds from long-term debt and equity financing activities, coupled with lower level of operational payables resulting from various cost saving initiatives amid the COVID-19 pandemic.
Working capital deficits can be customary in the airline industry since air traffic liability is classified as a current liability.
In 2012, we entered into a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the borrowing amount may vary accordingly. This line of credit bears interest at a floating rate based upon the London Interbank Offered Rate, or LIBOR, plus a margin. We did not borrow under this facility in 2019 or 2018 and the line was undrawn as of December 31, 2020.
In August 2019, we amended and restated our revolving Credit and Guaranty Agreement with Citibank N.A. as the administrative agent. The amendment increased our borrowing capacity by $125 million to $550 million and extended the term of the facility through August 2023. Borrowings under the Credit and Guaranty Agreement bear interest at a variable rate equal to LIBOR, plus a margin. The Amended and Restated Facility is secured by spare parts, aircraft, and certain other assets. The Credit and Guaranty Agreement includes customary covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under revolving credit facilities. In addition, the covenants restrict our ability to, among other things, dispose of certain collateral, or merge, consolidate, or sell assets. In response to the unprecedented decline in demand caused by the COVID-19 pandemic, we borrowed the full amount under the Credit and Guarantee Agreement in April 2020, all of which remained outstanding as of December 31, 2020.
CARES Act Loan Program
Under the CARES Act Loan Program as signed in April 2020 and subsequently amended in November 2020, JetBlue has the ability to borrow up to approximately $1.9 billion from the Treasury. If we accept the full amount of the loan, we will issue warrants to purchase approximately 20.5 million shares of our common stock to the Treasury. We borrowed $115 million of the $1.9 billion available to us under the Loan Program on September 29, 2020.
As of December 31, 2020, approximately $1.8 billion of the borrowing capacity under the Loan Program remained available to us. On January 15, 2021, we entered into a letter agreement with Treasury which provided an extension of the Loan Program allowing us the option to access the remaining borrowing capacity through May 28, 2021.
Payroll Support Program 2
Also on January 15, 2021, we entered into a Payroll Support Program Extension Agreement (the “PSP Extension Agreement”) with Treasury governing our participation in the federal Payroll Support Program for passenger air carriers under the United States Consolidated Appropriations Act, 2021 (the “Payroll Support Program 2”).
Pursuant to the Payroll Support Program 2, on January 15, 2021, Treasury provided to JetBlue a payment of approximately $252 million (the “2021 Payroll Support Payment”) under the PSP Extension Agreement. The 2021 Payroll Support Payment includes a grant of approximately $206 million and an unsecured loan of $46 million. In consideration for the 2021 Payroll Support Payment, we issued to Treasury warrants to purchase 316,583 shares of our common stock at an exercise price of $14.43 per share.
We expect to meet our obligations as they become due through available cash, investment securities, and internally generated funds, supplemented, as necessary, by financing activities and federal government assistance programs, which may be available to us. We expect to generate positive working capital through our operations. However, we cannot predict what the effect on our business might be from future developments related to the COVID-19 pandemic and its impact on the economy and consumer behavior, the extremely competitive environment in which we operate, or from events beyond our control, such as volatile fuel prices, economic conditions, weather-related disruptions, airport infrastructure challenges, the spread of
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

infectious diseases, the impact of other airline bankruptcies, restructurings or consolidations, U.S. military actions, or acts of terrorism. We believe there is sufficient liquidity available to us to meet our cash requirements for at least the next 12 months.
Debt and Finance Leases
As part of our efforts to effectively manage our balance sheet, we expect to continue to actively manage our debt balances. Our approach to debt management includes managing the mix of fixed and floating rate debt, annual maturities of debt, and the weighted average cost of debt. Additionally, our unencumbered assets allow some flexibility in managing our cost of debt and capital requirements.

CONTRACTUAL OBLIGATIONS
Our contractual obligations at December 31, 2020 include the following (in billions):

	Payments due in
	Total	2021	2022	2023	2024	2025	Thereafter
Debt and finance lease obligations(1)	$5.8	$0.6	$0.6	$1.3	$1.1	$0.4	$1.8
Operating lease obligations	1.2	0.2	0.2	0.1	0.1	0.1	0.5
Flight equipment purchase obligations	7.8	1.0	0.7	1.5	1.8	1.2	1.6
Other obligations(2)	2.6	0.3	0.4	0.4	0.4	0.4	0.7
Total	$17.4	$2.1	$1.9	$3.3	$3.4	$2.1	$4.6

(1)Includes actual interest and estimated interest for floating-rate debt based on December 31, 2020 rates.
(2)Amounts include non-cancelable commitments for the purchase of goods and services.
The interest rates are fixed for $3.0 billion of our debt and finance lease obligations, with the remaining $1.6 billion having floating interest rates. The floating interest rates adjust either quarterly or semi-annually based on LIBOR. The weighted average maturity of all of our debt was eight years as of December 31, 2020.
As of December 31, 2020, we were in compliance with the covenants of our debt and lease agreements and approximately 81% of our owned property and equipment were pledged as security under various loan agreements.
As of December 31, 2020, we had operating lease obligations for 62 aircraft with lease terms that expire between 2022 and 2026. Our aircraft lease agreements contain termination provisions which include standard maintenance and return conditions. Our policy is to record these lease return conditions when they are probable and the costs can be estimated. We also lease airport terminal space and other airport facilities in each of our markets, as well as office space and other equipment. We have approximately $27 million of restricted assets pledged under standby letters of credit related to certain of our leases which will expire at the end of the related leases. As of December 31, 2020, the average age of our operating fleet was 11.3 years.
Our firm aircraft order book as of December 31, 2020 was as follows:

Year	Airbus A321neo	Airbus A220	Total
2021	8	7	15
2022	3	8	11
2023	11	19	30
2024	13	22	35
2025	11	12	23
2026	12	1	13
2027	14	—	14
Total	72	69	141
Committed expenditures for our firm aircraft and spare engines include estimated amounts for contractual price escalations and pre-delivery deposits. We expect to meet our pre-delivery deposit requirements for our aircraft by paying cash or by using short-term borrowing facilities for deposits generally required six to 24 months prior to delivery. Any pre-delivery deposits paid by the issuance of notes are fully repaid at the time of delivery of the related aircraft.
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

Our Terminal at JFK, T5, is governed by a lease agreement we entered into with the PANYNJ in 2005. We are responsible for making various payments under the lease. This includes ground rents for the terminal site which began at the time of the lease execution in 2005 and facility rents commenced in October 2008 upon our occupancy of T5. The facility rents are based on the number of passengers enplaned out of the terminal, subject to annual minimums. The PANYNJ reimbursed us for construction costs of this project in accordance with the terms of the lease, except for approximately $76 million in leasehold improvements provided by us. In 2013, we amended this lease to include additional ground space for our international arrivals facility, T5i, which we opened in November 2014. Minimum ground and facility rents at JFK totaling $536 million are included in the commitments table above as operating lease obligations.
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
We have also made certain guarantees and indemnities to other unrelated parties that are not reflected on our consolidated balance sheets, which we believe will not have a significant impact on our results of operations, financial condition or cash flows. We have no other off-balance sheet arrangements. See Notes 4, 5, and 12 to our consolidated financial statements for a more detailed discussion of our variable interests and other contingencies, including guarantees and indemnities.

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
The majority of the tickets we sell are non-refundable. Non-refundable fares may be canceled prior to the scheduled departure date for a credit for future travel. Refundable fares may be canceled at any time prior to the scheduled departure date. Failure to cancel a refundable fare prior to departure will result in the cancellation of the original ticket and an issuance of a credit for future travel. Passenger credits can generally be used for future travel up to a year from the date of issuance. In response to the impact of COVID-19 on air travel, we extended the expiration dates for travel credits issued from February 27,
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

2020 through June 30, 2020 to a 24-month period. The air traffic liability classified as non-current as of December 31, 2020 represents our current estimate of tickets and credits to be used or refunded beyond one year, while the balance classified as current represents our current estimate of tickets and credits to be used or refunded within one year. We will continue to monitor our customers' travel behavior and may adjust our estimates in the future.
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
Amounts allocated to the air transportation element which are initially deferred include a portion that are expected to be redeemed during the following twelve months (classified as a component of Air traffic liability), and a portion that are not expected to be redeemed during the following twelve months (classified as Air traffic liability - non-current). We periodically update this analysis and adjust the split between current and non-current liabilities as appropriate.
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
50

To determine if impairment exists for our aircraft used in operations, we group our aircraft by fleet-type (the lowest level for which there are identifiable cash flows) and then estimate their future cash flows based on projections of capacity, aircraft age, maintenance requirements, and other relevant conditions. An impairment occurs when the sum of the estimated undiscounted future cash flows are less than the aggregate carrying value of the fleet. The impairment loss recognized is the amount by which the fleet's carrying value exceeds its estimated fair value. We estimate aircraft fair value using third party valuations which consider the effects of the current market environment, age of the assets, and marketability.
Given the substantial reduction in our active aircraft and diminished projections of future cash flows in the near term as a result of the COVID-19 pandemic, we evaluated our fleet during 2020 and recorded impairment charges of flight equipment and other property and equipment related to our Embraer E190 fleet. As we obtain greater clarity about the duration and extent of reduced demand and potentially execute further capacity adjustments, we will continue to evaluate our fleet compared to network requirements and may decide to adjust our fleet strategy accordingly. Future decisions regarding the temporarily parked aircraft and the timing of any return to service will be dependent on the evolution of the demand environment.
In 2018, we recorded an impairment charge related to our decision to exit the Embraer E190 fleet.
Refer to Note 18 to our consolidated financial statements for further details of our impairment charges.
Lease Accounting
We operate airport facilities, office buildings, and aircraft under operating leases with minimum lease payments. We recognize the costs associated with these agreements as rent expense on a straight-line basis over the expected lease term. Within the provisions of certain leases, there are minimum escalations in payments over the base lease term. There are also periodic adjustments of lease rates, landing fees, and other charges applicable under such agreements, as well as renewal periods. The effects of the escalations and other adjustments have been reflected in rent expense on a straight-line basis over the lease term. This includes renewal periods when it is deemed to be reasonably assured at the inception of the lease. The amortization period for leasehold improvements is the term used in calculating straight-line rent expense or their estimated economic life, whichever is shorter.
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
51

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
In 2020, special items include contra-expenses recognized on the utilization of payroll support grants received under the CARES Act, contra-expenses recognized on the Employee Retention Credits provided by the CARES Act, impairment charges of our Embraer E190 fleet, losses generated from certain sale-leaseback transactions, and one-time costs associated with our voluntary crewmember separation programs.
Special items for 2019 and 2018 include an impairment charge and one-time costs related to the Embraer E190 fleet transition as well as one-time costs related to the ratification and implementation of our pilots' collective bargaining agreement.
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

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF OPERATING EXPENSE PER ASM, EXCLUDING FUEL
(in millions; per ASM data in cents)	2020		2019		2018		2017		2016(1)
	$	per ASM	$	per ASM	$	per ASM	$	per ASM	$	per ASM
Total operating expenses	$4,671	14.29	$7,294	11.43	$7,392	12.34	$6,039	10.78	$5,324	9.93
Less:
Aircraft fuel and related taxes	631	1.93	1,847	2.89	1,899	3.17	1,363	2.43	1,074	2.00
Other non-airline expenses(2)	35	0.10	46	0.08	44	0.07	35	0.06	26	0.05
Special items	(283)	(0.86)	14	0.02	435	0.73	—	—	—	—
Operating expenses, excluding fuel	$4,288	13.12	$5,387	8.44	$5,014	8.37	$4,641	8.29	$4,224	7.88
(1) Amounts prior to 2017 do not reflect the impact of the adoption of ASU 2016-02, Leases (Topic 842) of the Codification, adopted as of January 1, 2019.
(2) Other non-airline expenses for 2016 includes operating expenses related to JetBlue Technology Ventures only.
Reconciliation of Operating Expense, Income before Taxes, Net Income and Earnings per Share, excluding special items, gain on equity method investments, and impact of tax reform
Our GAAP results in the applicable periods were impacted by charges that are deemed special items and a one-time gain on an equity method investment.
In 2020, special items include contra-expenses recognized on the utilization of payroll support grants received under the CARES Act, impairment charges of our Embraer E190 fleet, losses generated from certain sale-leaseback transactions, and one-time costs associated with our voluntary crewmember separation programs.

Special items for 2019 and 2018 include an impairment charge and one-time costs related to the Embraer E190 fleet transition as well as one-time costs related to the ratification and implementation of our pilots' collective bargaining agreement. In 2019, we also recognized a one-time gain on an equity method investment. Our GAAP results in 2018 also included the impact from the 2017 reform under the Tax Cuts and Jobs Act.
We believe the impact of these items distort our overall trends and that our metrics are more comparable with the presentation of our results excluding the impact of these items. The table below provides a reconciliation of our GAAP reported amounts to the non-GAAP amounts excluding the impacts of these items.

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF OPERATING EXPENSE, INCOME BEFORE TAXES, NET INCOME AND EARNINGS PER SHARE
EXCLUDING SPECIAL ITEMS, GAIN ON EQUITY METHOD INVESTMENT, AND IMPACT OF TAX REFORM
	Year Ended December 31,
(in millions except per share amounts)	2020	2019	2018
Total operating revenues	$2,957	$8,094	$7,658

Total operating expenses	$4,671	$7,294	$7,392
Less: Special items	(283)	14	435
Total operating expenses excluding special items	$4,954	$7,280	$6,957

Operating (loss) income	$(1,714)	$800	$266
Add back: Special items	(283)	14	435
Operating (loss) income excluding special items	$(1,997)	$814	$701

Operating margin excluding special items	(67.5)%	10.1%	9.2%

(Loss) income before income taxes	$(1,893)	$768	$219
Add back: Special items	(283)	14	435
Less: Gain on equity method investment	—	15	—
(Loss) income before income taxes excluding special items and gain on equity method investment	$(2,176)	$767	$654

Pre-tax margin excluding special items and gain on equity method investment	(73.6)%	9.5%	8.5%

Net (loss) income	$(1,354)	$569	$189
Add back: Special items	(283)	14	435
Less: Income tax (expense) benefit related to special items	(69)	4	108
Less: Gain on equity method investments	—	15	—
Less: Income tax (expense) related to gain on equity method investments		(4)	—
Less: Income tax benefit related to tax reform	—	—	28
Net (loss) income excluding special items, gain on equity method investment, and tax reform impact	$(1,568)	$568	$488

(Loss) earnings per common share:
Basic	$(4.88)	$1.92	$0.60
Add back: Special items, net of tax	(0.77)	0.04	1.05
Less: Gain on equity method investment, net of tax	—	0.04	—
Less: Tax reform impact	—	—	0.09
Basic excluding special items, gain on equity method investment, and tax reform impact	$(5.65)	$1.92	$1.56

Diluted	$(4.88)	$1.91	$0.60
Add back: Special items, net of tax	(0.77)	0.03	1.04
Less: Gain on equity method investments, net of tax	—	0.04	—
Less: Tax reform impact	—	—	0.09
Diluted excluding special items, gain on equity method investments, and tax reform impact	$(5.65)	$1.90	$1.55

Daily Cash Burn
We present cash burn because we believe this metric is helpful to investors to evaluate our ability to maintain liquidity and evaluate cash flows from our core operating performance. Our cash burn is calculated as net cash used in operating activities, net cash used in investing activities, and net cash provided by financing activities adjusted for: cash payments associated with our voluntary separation programs, net purchases of investment securities, and net proceeds from our common stock offering completed in December 2020.

NON-GAAP FINANCIAL MEASURE DAILY CASH BURN
(in millions, except for days in period)	Three Months Ended
December 31, 2020
Net cash (used in) operating activities	$(459)
Net cash (used in) investing activities	(765)
Net cash provided by financing activities	614
(Decrease) in cash, cash equivalents, and restricted cash	(610)
Adjustments
Voluntary separation programs	5
Net purchases of investment securities	570
Proceeds from issuance of common stock	(583)
Total adjustments	(8)

Adjusted (decrease) in cash	(618)
Days in period	92
Daily cash burn	$(6.7)

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

NON-GAAP FINANCIAL MEASURE ADJUSTED DEBT TO CAPITALIZATION RATIO
(in millions)	December 31,
	2020	2019
Long-term debt and finance lease obligations	$4,413	$1,990
Current maturities of long-term debt and finance lease obligations	450	344
Operating lease liabilities — aircraft	273	183
Adjusted debt	$5,136	$2,517

Long-term debt and finance lease obligations	$4,413	$1,990
Current maturities of long-term debt and finance lease obligations	450	344
Operating lease liabilities — aircraft	273	183
Stockholders' equity	3,951	4,799
Adjusted capitalization	$9,087	$7,316

Adjusted debt to capitalization ratio	57%	34%

Free Cash Flow
The table below reconciles cash provided by operations determined in accordance with GAAP to Free Cash Flow, a non-GAAP financial measure. We believe that Free Cash Flow is a relevant metric in measuring our financial strength and is useful in assessing our ability to fund future capital commitments and other obligations. Investors should consider this non-GAAP financial measure in addition to, and not as a substitute for, our financial measures prepared in accordance with GAAP.

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF FREE CASH FLOW
(in millions)	Year Ended December 31,
	2020	2019	2018	2017	2016(1)
Net cash (used in) provided by operating activities	$(683)	$1,449	$1,200	$1,379	$1,632
Less: Capital expenditures	(715)	(932)	(908)	(1,074)	(850)
Less: Pre-delivery deposits for flight equipment	(76)	(224)	(206)	(128)	(161)
Free Cash Flow	$(1,474)	$293	$86	$177	$621
(1) Amounts prior to 2017 do not reflect the impact of the adoption of ASU 2016-02, Leases (Topic 842) of the Codification, adopted as of January 1, 2019.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes to the price of fuel and interest rates as discussed below. The sensitivity analyses presented do not consider the effects such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Variable-rate leases are not considered market sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. Actual results may differ from the sensitivity analyses. See Notes 1, 4 and 13 to our consolidated financial statements for accounting policies and additional information.
Aircraft fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the December 31, 2020 cost per gallon of fuel. Based on projected 2021 fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $89 million in 2021. We did not have any fuel hedges outstanding as of December 31, 2020.
The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $3.0 billion of our debt and finance lease obligations, with the remaining $1.6 billion having floating interest rates. If interest rates were on average 100 basis points higher in 2021 than they were during 2020, our interest expense would increase by approximately $16 million. This amount is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
If interest rates were an average 100 basis points lower in 2021 than they were during 2020, our interest income from cash and investment balances would decrease by approximately $2 million. This amount is determined by considering the impact of the hypothetical interest rates on the balances of our money market funds and short-term, interest-bearing investments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of JetBlue Airways Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of JetBlue Airways Corporation (the Company) as of December 31, 2020 and 2019 and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in Item 15(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of JetBlue Airways Corporation at December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Loyalty Program - Breakage

Description of the Matter
As discussed in Note 3 to the consolidated financial statements, under the customer loyalty program, the Company issues points to customers based upon the fare paid for a ticket purchase or through sales to business partners, including JetBlue’s co-branded credit card partners. The Company defers a portion of the transaction price allocable to points issued and recognizes revenue when the points are utilized for travel. The Company estimates breakage for issued points using historical redemption patterns and records revenue for points that are not expected to be redeemed. Estimates of breakage are evaluated annually, and changes to breakage estimates prospectively impact Passenger revenue and Air traffic liability. The balance of the Company’s Air traffic liability associated with the loyalty program was $733 million at December 31, 2020.

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

E190 Fleet Impairment

Description of the Matter
As discussed in Note 2 and Note 18 to the consolidated financial statements, the Company recorded impairment charges of $273 million for the year ended December 31, 2020 related to its Embraer E190 aircraft, as well as the related engines, operating lease assets, aircraft parts and other related flight equipment in that asset group. Management records impairment charges for long-lived assets when events and circumstances indicate that the assets in an asset group may be impaired, the future undiscounted cash flows forecasted to be generated by those assets are less than their associated carrying value, and the net book value of the asset group exceeds its estimated fair value.

Auditing the Company’s impairment assessments was highly subjective due to the significant estimation required in determining the fair values of long-lived assets. As a result of the COVID-19 pandemic, there is currently a very limited market for aircraft and limited data on how the COVID-19 pandemic has affected the fair value of aircraft. In estimating the fair value of the owned assets in the E190 fleet asset group, management considered the current market environment, aircraft age, and maintenance condition. Management determined the fair value of operating lease right-of-use assets based on the present value of current market lease rates utilizing a market discount rate for the remaining term of each lease.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls relating to the Company’s process to measure impairments of long-lived assets, including controls over the review of the significant assumptions underlying the fair value estimates.

Our audit procedures included, among others, evaluating the significant assumptions used by the Company in its estimate of the fair value of the E190 fleet asset group described above and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved our valuation specialists to assist in our assessment of the valuation approach and certain significant inputs and assumptions, including the consideration of market transactions, current market lease rates, and the reasonableness of adjustments made to reflect maintenance conditions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2001.

New York, New York
March 2, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of JetBlue Airways Corporation

Opinion on Internal Control over Financial Reporting

We have audited JetBlue Airways Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, JetBlue Airways Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019 and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule and our report dated March 2, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

New York, New York
March 2, 2021

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,918	$959
Investment securities	1,135	369
Receivables, less allowance (2020 - $2; 2019-$1)	98	231
Inventories, less allowance (2020 - $27; 2019-$22)	71	81
Prepaid expenses and other	123	146
Total current assets	3,345	1,786
PROPERTY AND EQUIPMENT
Flight equipment	10,256	10,332
Pre-delivery deposits for flight equipment	420	433
Total flight equipment and pre-delivery deposits, gross	10,676	10,765
Less accumulated depreciation	2,888	2,768
Total flight equipment and pre-delivery deposits, net	7,788	7,997
Other property and equipment	1,202	1,145
Less accumulated depreciation	591	528
Total other property and equipment, net	611	617
Total property and equipment, net	8,399	8,614
OPERATING LEASE ASSETS	804	912
OTHER ASSETS
Investment securities	2	3
Restricted cash	51	59
Intangible assets, net of accumulated amortization of $360 and $319, at 2020 and 2019, respectively.	261	241
Other	544	303
Total other assets	858	606
TOTAL ASSETS	$13,406	$11,918

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2020	2019
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$365	$401
Air traffic liability	1,122	1,119
Accrued salaries, wages and benefits	409	376
Other accrued liabilities	215	295
Current operating lease liabilities	113	128
Current maturities of long-term debt and finance lease obligations	450	344
Total current liabilities	2,674	2,663
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS	4,413	1,990
LONG-TERM OPERATING LEASE LIABILITIES	752	690
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	922	1,251
Air traffic liability - non-current	616	481
Other	78	44
Total deferred taxes and other liabilities	1,616	1,776
COMMITMENTS AND CONTINGENCIES (Notes 11 & 12)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 474 and 427 shares issued and 316 and 282 shares outstanding at 2020 and 2019, respectively	5	4
Treasury stock, at cost; 158 and 145 shares at 2020 and 2019, respectively	(1,981)	(1,782)
Additional paid-in capital	2,959	2,253
Retained earnings	2,968	4,322
Accumulated other comprehensive income	—	2
Total stockholders’ equity	3,951	4,799
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,406	$11,918

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended December 31,
	2020	2019	2018
OPERATING REVENUES
Passenger	$2,733	$7,786	$7,381
Other	224	308	277
Total operating revenues	2,957	8,094	7,658
OPERATING EXPENSES
Aircraft fuel and related taxes	631	1,847	1,899
Salaries, wages and benefits	2,032	2,320	2,044
Landing fees and other rents	358	474	462
Depreciation and amortization	535	525	469
Aircraft rent	85	99	104
Sales and marketing	110	290	294
Maintenance, materials and repairs	441	619	625
Other operating expenses	762	1,106	1,060
Special items	(283)	14	435
Total operating expenses	4,671	7,294	7,392
OPERATING (LOSS) INCOME	(1,714)	800	266
OTHER INCOME (EXPENSE)
Interest expense	(179)	(79)	(70)
Capitalized interest	13	14	10
Gain on equity method investments	—	15	—
Interest income and other	(13)	18	13
Total other income (expense)	(179)	(32)	(47)
(LOSS) INCOME BEFORE INCOME TAXES	(1,893)	768	219
Income tax (benefit) expense	(539)	199	30
NET (LOSS) INCOME	$(1,354)	$569	$189

(LOSS) EARNINGS PER COMMON SHARE
Basic	$(4.88)	$1.92	$0.60
Diluted	$(4.88)	$1.91	$0.60

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	Years Ended December 31,
	2020	2019	2018
NET (LOSS) INCOME	$(1,354)	$569	$189
Changes in fair value of derivative instruments, net of reclassifications into earnings, net of deferred taxes of $0, $(1), and $2 in 2020, 2019, and 2018, respectively	(2)	5	(3)
Total other comprehensive (loss) income	(2)	5	(3)
COMPREHENSIVE (LOSS) INCOME	$(1,356)	$574	$186

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,354)	$569	$189
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income taxes	(329)	139	90
Impairment of long-lived assets	273	—	319
Depreciation and amortization	535	525	469
Stock-based compensation	28	31	28
Losses on sale-leaseback transactions	106	—	—
Changes in certain operating assets and liabilities:
Decrease (increase) in receivables	144	(3)	46
Decrease (increase) in inventories, prepaid and other	52	188	(178)
Increase in air traffic liability	66	118	131
(Decrease) increase in accounts payable and other accrued liabilities	(255)	(91)	103
Other, net	51	(27)	3
Net cash (used in) provided by operating activities	(683)	1,449	1,200
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(715)	(932)	(908)
Pre-delivery deposits for flight equipment	(76)	(224)	(206)
Purchase of held-to-maturity investments	—	(374)	(429)
Proceeds from the maturities of held-to-maturity investments	21	534	505
Purchase of available-for-sale securities	(1,962)	(1,000)	(979)
Proceeds from the sale of available-for-sale securities	1,174	880	875
Proceeds from sale-leaseback transactions	209	—	—
Other, net	—	(13)	(15)
Net cash (used in) investing activities	(1,349)	(1,129)	(1,157)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	2,541	981	687
Proceeds from short-term borrowings	981	—	—
Proceeds from sale-leaseback transactions	354	—	—
Proceeds from issuance of common stock	620	51	48
Proceeds from issuance of stock warrants	28	—	—
Repayment of long-term debt and finance lease obligations	(372)	(323)	(222)
Repayment of short-term borrowings	(1,000)	—	—
Acquisition of treasury stock	(167)	(542)	(382)
Other, net	(2)	(2)	—
Net cash provided by financing activities	2,983	165	131
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	951	485	174
Cash, cash equivalents and restricted cash at beginning of period	1,018	533	359
Cash, cash equivalents and restricted cash at end of period (1)	$1,969	$1,018	$533
SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest (net of amount capitalized)	$139	$62	$59
Cash payments for income taxes (net of refunds)	5	(52)	11
NON-CASH TRANSACTIONS
Operating lease assets obtained in exchange for operating lease liabilities	$144	$7	$20

See accompanying notes to consolidated financial statements.

(1) Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
	December 31,
	2020	2019	2018
Cash and cash equivalents	$1,918	$959	$474
Restricted cash	51	59	59
Total cash, cash equivalents and restricted cash	$1,969	$1,018	$533

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2017	418	$4	97	$(890)	$2,127	$3,564	$—	$4,805
Net income	—	—	—	—	—	189	—	189
Other comprehensive (loss)	—	—	—	—	—	—	(3)	(3)
Vesting of restricted stock units	1	—	—	(7)	—	—	—	(7)
Stock compensation expense	—	—	—	—	28	—	—	28
Shares issued under Crewmember Stock Purchase Plan	3	—	—	—	48	—	—	48
Shares repurchased	—	—	19	(375)	—	—	—	(375)
Balance at December 31, 2018	422	$4	116	$(1,272)	$2,203	$3,753	$(3)	$4,685
Net income	—	—	—	—	—	569	—	569
Other comprehensive income	—	—	—	—	—	—	5	5
Vesting of restricted stock units	2	—	—	(6)	—	—	—	(6)
Stock compensation expense	—	—	—	—	31	—	—	31
Shares issued under Crewmember Stock Purchase Plan	3	—	—	—	51	—	—	51
Shares repurchased	—	—	29	(504)	(32)	—	—	(536)
Balance at December 31, 2019	427	$4	145	$(1,782)	$2,253	$4,322	$2	$4,799
Net (loss)	—	—	—	—	—	(1,354)	—	(1,354)
Other comprehensive (loss)	—	—	—	—	—	—	(2)	(2)
Vesting of restricted stock units	1	—	—	(7)	—	—	—	(7)
Stock compensation expense	—	—	—	—	28	—	—	28
Shares issued under Crewmember Stock Purchase Plan	4	—	—	—	35	—	—	35
Shares repurchased	—	—	13	(192)	32	—	—	(160)
CARES Act warrant issuance	—	—	—	—	28	—	—	28
Shares issued under common stock offering	42	1	—	—	583	—	—	584
Balance at December 31, 2020	474	$5	158	$(1,981)	$2,959	$2,968	$—	$3,951

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JetBlue Airways Corporation, or JetBlue, is New York's Hometown Airline®. We believe our differentiated product and service offerings combined with our competitive cost advantage enables us to effectively compete in the high-value geography we serve. As of December 31, 2020, we served 98 destinations in 30 states, the District of Columbia, the Commonwealth of Puerto Rico, the U.S. Virgin Islands, and 23 countries in the Caribbean and Latin America.

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
Accounts and Other Receivables
Accounts and other receivables are carried at cost. They primarily consist of amounts due from credit card companies associated with sales of tickets for future travel. We estimate an allowance for doubtful accounts based on known troubled accounts, if any, and historical experience of losses incurred, as well as current and expected conditions.
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
Held-to-maturity investment securities
Our held-to-maturity investments consist of investment-grade interest bearing instruments, such as corporate bonds and U.S. Treasury notes, which are stated at amortized cost. We do not intend to sell these investment securities and the contractual maturities are not greater than 24 months. Those with maturities less than twelve months are included in short-term investments on our consolidated balance sheets. Those with remaining maturities in excess of twelve months are included in long-term investments on our consolidated balance sheets. We did not record any material gains or losses on these securities during the years ended December 31, 2020, 2019 or 2018. The estimated fair value of these investments approximated their carrying value

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as of December 31, 2020 and 2019.
The carrying values of investment securities consisted of the following at December 31, 2020 and 2019 (in millions):

	December 31, 2020	December 31, 2019
Available-for-sale securities
Time deposits	$1,130	$325
Commercial paper	—	20
Debt securities	7	6
Total available-for-sale securities	1,137	351
Held-to-maturity securities
Corporate bonds	—	21
Total held-to-maturity securities	—	21
Total investment securities	$1,137	$372
Equity Method Investments
Investments in which we can exercise significant influence are accounted for using the equity method in accordance with Topic 323, Investments - Equity Method and Joint Ventures of the Codification. The carrying amount of our equity method investments, which is recorded within other assets on our consolidated balance sheets, was $34 million and $38 million as of December 31, 2020 and 2019, respectively. In September 2019, we recognized a gain of $15 million on one of our equity method investments related to its fair value measurement upon the closing of a subsequent financing round.
Other Investments
Our wholly-owned subsidiary, JetBlue Technology Ventures, LLC, or JTV, has equity investments in emerging companies which do not have readily determinable fair values. In accordance with Accounting Standards Update ("ASU") 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, we account for these investments using a measurement alternative which allows entities to measure these investments at cost, less any impairment, adjusted for changes from observable price changes in orderly transactions for identifiable or similar investments of the same issuer. The carrying amount of these investments was $40 million and $41 million as of December 31, 2020 and December 31, 2019, respectively.
We have an approximate 10% ownership interest in the TWA Flight Center Hotel at John F. Kennedy International Airport and it is also accounted for under the measurement alternative. The carrying amount of this investment was $14 million and $13 million as of December 31, 2020 and 2019, respectively.
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
Inventories
Inventories consist of expendable aircraft spare parts and supplies that are stated at average cost, as well as aircraft fuel that is accounted for on a first-in, first-out basis. These items are expensed when used or consumed. An allowance for obsolescence on aircraft spare parts and supplies is provided over the remaining useful life of the related aircraft fleet.
Property and Equipment
We record our property and equipment at cost and depreciate these assets on a straight-line basis over their estimated useful lives to their estimated residual values. We capitalize additions, modifications enhancing the operating performance of our assets, as well as the interest related to pre-delivery deposits used to acquire new aircraft and the construction of our facilities.

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
Software
We capitalize certain costs related to the acquisition and development of computer software. We amortize these costs using the straight-line method over the estimated useful life of the software, which is generally five years. The net book value of computer software, which is included in intangible assets on our consolidated balance sheets, was $121 million and $102 million as of December 31, 2020 and 2019, respectively. Amortization expense related to computer software was $44 million, $52 million and $46 million for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, amortization expense related to computer software is expected to be approximately $38 million in 2021, $34 million in 2022, $27 million in 2023, $16 million in 2024, and $6 million in 2025.
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consist primarily of acquired Slots at certain High Density Airports which result in no amortization expense. Slots are the rights to take-off or land at a specific airport during a specific time period of the day and are a means by which airport capacity and congestion can be managed. We evaluate our indefinite-lived intangible assets for impairment at least annually or when events and circumstances indicate they may be impaired. Indicators include operating or cash flow losses as well as various market factors to determine if events and circumstances could reasonably have affected the fair value. As of December 31, 2020 and 2019, our indefinite-lived intangible assets, which are included in intangible assets on our consolidated balance sheets, were $139 million. We performed an impairment assessment as of December 31, 2020 and determined our indefinite-lived intangible assets were not impaired.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In response to the impact of COVID-19 on air travel, we extended the expiration dates for travel credits issued from February 27, 2020 through June 30, 2020 to a 24-month period. The air traffic liability classified as non-current as of December 31, 2020 represents our current estimate of tickets and credits to be used or refunded beyond one year, while the balance classified as current represents our current estimate of tickets and credits to be used or refunded within one year. We will continue to monitor our customers' travel behavior and may adjust our estimates in the future.
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
Points Sold to TrueBlue® Partners. Our most significant contract to sell TrueBlue® points is with our co-branded credit card partner. Co-branded credit card partnerships have the following identified performance obligations: air transportation; use of the JetBlue brand name and access to our frequent flyer customer lists; advertising; and other airline benefits. In determining the estimated selling price, JetBlue considered multiple inputs, methods and assumptions, including: discounted cash flows; estimated redemption value, net of fulfillment discount; points expected to be awarded and redeemed; estimated annual spending by cardholders; estimated annual royalty for use of JetBlue's frequent flyer customer lists; and estimated utilization of other airline benefits. Payments are typically due monthly based on the volume of points sold during the period, and the terms of our contracts are generally from one to seven years. The overall consideration received is allocated to each performance obligation based on their standalone relative selling prices. The air transportation element is deferred and recognized as passenger revenue when the points are utilized. The other elements are recognized as other revenue when the performance obligation related to those services are satisfied, which is generally the same period as when consideration is received from the participating company.
Amounts allocated to the air transportation element which are initially deferred include a portion that are expected to be redeemed during the following twelve months (classified as a component of Air traffic liability), and a portion that are not expected to be redeemed during the following twelve months (classified as Air traffic liability - non-current). We periodically update this analysis and adjust the split between current and non-current liabilities as appropriate.
Points earned by TrueBlue® members never expire. TrueBlue® members can pool points between small groups of people, branded as Points Pooling™. Breakage is estimated using historical redemption patterns to determine a breakage rate. Breakage rates used to estimate breakage revenue are evaluated annually. Changes to breakage estimates impact revenue recognition prospectively.
Airframe and Engine Maintenance and Repair
Regular airframe maintenance for owned and leased flight equipment is charged to expense as incurred unless covered by a third-party long-term flight hour service agreement. We have separate service agreements in place covering scheduled and unscheduled repairs of certain airframe line replacement unit components as well as the engines in our fleet. Certain of these agreements require monthly payments at rates based either on the number of cycles each aircraft was operated during each month or the number of flight hours each engine was operated during each month, subject to annual escalations. These power by the hour agreements transfer certain risks, including cost risks, to the third-party service providers. They generally fix the amount we pay per flight hour or number of cycles in exchange for maintenance and repairs under a predefined maintenance

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

program, which are representative of the time and materials that would be consumed. These costs are expensed as the related flight hours or cycles are incurred.
Advertising Costs
Advertising costs, which are included in sales and marketing, are expensed as incurred. Advertising expense was $45 million in 2020, $66 million in 2019 and $72 million in 2018.
Share-Based Compensation
We record compensation expense for share-based awards based on the grant date fair value of those awards. Share-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis.
Income Taxes
We account for income taxes utilizing the liability method. Deferred income taxes are recognized for the tax consequences of temporary differences between the tax and financial statement reporting bases of assets and liabilities. A valuation allowance for deferred tax assets is provided unless realization of the asset is judged by us to be more likely than not. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.
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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update eliminates, clarifies, and modifies certain guidance related to the accounting for income taxes. This update also removed the requirement to calculate income tax expense for standalone financial statements of wholly-owned subsidiaries. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020. We have substantially completed our assessment of the new standard and do not expect its adoption to have a material impact on our consolidated financial statements.
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
Demand for air travel began to weaken at the end of February 2020. The pace of decline accelerated throughout March into April 2020 and demand remained depressed throughout the rest of 2020. This decline in demand has had a material adverse impact on our operating revenues and financial position. Our operating revenues for the year ended December 31, 2020

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

declined by 63.5% year-over-year. Although demand began to improve as the year progressed, it remained significantly lower than in prior years. The exact timing and pace of the recovery is uncertain given the significant impact of the pandemic on the overall U.S. and global economy. Some states have experienced a resurgence of COVID-19 cases after reopening and as a result, certain other states have implemented travel restrictions or advisories for travelers from such states. We have also seen a similar resurgence of COVID-19 cases in other countries and we expect to continue to see fluctuations in the number of cases, which we believe will result in actions by governmental authorities restricting activities. We expect the demand environment to remain depressed until the majority of the U.S. population is vaccinated against COVID-19. Our response to the pandemic and the measures we take to secure additional liquidity may be modified as we have more clarity on the timing of demand recovery.
In response to the COVID-19 pandemic, since March 2020 we have implemented the following measures to focus on the safety of our customers, our crewmembers, and our business.
Customers and Crewmembers
The safety of our customers and crewmembers continues to be a priority. As the COVID-19 pandemic developed, we took steps to promote physical distancing and implemented new procedures that reflect the recommendations of health experts, including the following:
•Introduced "Safety from the Ground Up", an initiative with a multi-layer approach that encompasses enhanced safety and cleaning measures on our flights, at our airports, and in our offices;
•Instituted temperature checks for our customer-facing and support-center crewmembers;
•Updated our sick leave policy to provide up to 14 days of paid sick leave for crewmembers who were diagnosed with COVID-19 or were required to quarantine;
•Implemented a framework for internal contact tracing, crewmember notification, and a return to work clearance process for all crewmembers, wherever they may be located;
•Required face coverings for all crewmembers while boarding, in flight, and when physical distancing cannot be maintained;
•Administered more frequent disinfecting of common surfaces and areas with high touchpoints in our facilities;
•Enhanced daily and overnight cleaning of our aircraft and all facilities, using electrostatic spraying of disinfectant in the cabins of aircraft parked overnight at selected focus cities;
•Required customers to wear face coverings during check-in, boarding, and inflight;
•Limited the number of seats sold on most flights through January 7, 2021;
•Suspended group boarding and implemented a back-to-front boarding process to minimize passing in the aisle;
•Eliminated layovers for crewmembers in New York City and worked with crew transportation companies to ensure physical distancing;
•Implemented jump seat buffers on our flights to further promote physical distancing measures;
•Provided enhanced flexibility to our customers by waiving change and cancel fees for customers with existing bookings made through March 31, 2021, while also extending the expiration date of travel credits issued between February 27, 2020 and June 30, 2020 for flight purchases to 24 months; and
•Announced our partnership with Vault Health to provide discounted at-home COVID-19 testing to customers with pending travel plans.
Our Business

The COVID-19 pandemic drove a significant decline in demand beginning in the second half of March 2020. We significantly reduced our capacity to a level that maintains essential services to align with demand. Our capacity for the year ended December 31, 2020 declined by 48.8% year-over-year. As a result of the significant reduction in demand expectations and lower capacity, we have temporarily parked a portion of our fleet.
The reductions in demand and in our capacity have resulted in a significant reduction to our revenue. As a result, we have, and will continue to implement cost saving initiatives to reduce our overall level of cash spend. Some of the initiatives we have undertaken include:

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•Adjustments in flying capacity to align with the expected demand.
•Temporary consolidations of our operations in certain cities that contain multiple airport locations.
•Renegotiated service rates with business partners and extended payment terms.
•Instituted a company-wide hiring freeze.
•Implemented salary reductions for a portion of our crewmembers, including our officers throughout 2020 and continuing into 2021.
•Offered crewmembers voluntary time off and separation programs, with most departures for the separation program occurring during the third quarter of 2020.
We believe the unprecedented impact of COVID-19 on the demand for air travel and the corresponding decline in revenue will continue to have an adverse impact on our operating cash flow. Given this situation, we have taken actions to increase liquidity, strengthen our financial position, and conserve cash. Some of the actions we have taken since the onset of the pandemic through December 31, 2020 include:
•Executed a $1.0 billion 364-day delayed draw term loan agreement in March 2020 and immediately drew down on the facility for the full amount available. This term loan facility was repaid during the third quarter.
•Borrowed on our existing $550 million revolving credit facility in April 2020.
•Executed a $150 million pre-purchase arrangement of TrueBlue® points with our co-brand credit card partner in April 2020.
•Suspended non-critical capital expenditure projects.
•Amended our purchase agreement with Airbus which changed the timing of our Airbus A321 and A220 deliveries in May and October 2020 resulting in approximately $2.0 billion of reduction in aircraft capital expenditures through 2022.
•Suspended share repurchases.
•Obtained $963 million of government funding under the Payroll Support Program of The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which is discussed further below.
•Executed a $750 million term loan credit facility and immediately drew down on the facility for the full amount available in June 2020.
•Entered into $563 million of sale-leaseback transactions; which is discussed further below.
•Completed public placements of equipment notes in an aggregate principal amount of $923 million secured by 49 Airbus A321 aircraft in August 2020, which is discussed further in Note 4 to our consolidated financial statements. The net proceeds were primarily used to repay the outstanding borrowings under our 364-day delayed draw term loan facility that was due to be repaid in March 2021.
•Entered into a Loan and Guarantee agreement, as amended, with the United States Department of the Treasury ("Treasury") under the Loan Program of the CARES Act which gives us access to loans in an aggregate principal amount of up to $1.9 billion until May 28, 2021, which is discussed further below. We drew down $115 million under the Loan Program on September 29, 2020.
•Completed the public offering of 42 million shares of our common stock for net proceeds of $583 million in December 2020.
As a result of these activities, we had cash, cash equivalents, and short-term investments of approximately $3.1 billion at December 31, 2020.
In 2020, we executed $563 million of sale-leaseback transactions. Of these transactions, $354 million did not qualify as sales for accounting purposes. The assets associated with these transactions remain on our consolidated balance sheets within property and equipment and the related liabilities under the lease are classified within debt and finance leases obligations. These transactions are treated as cash from financing activities on our consolidated statements of cash flows. The remaining $209 million of sale-leaseback transactions qualified as sales and generated a loss of $106 million. The assets associated with these transactions which qualified as sales are recorded within operating lease assets. The liabilities are recorded within current

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operating lease liabilities and long-term operating lease liabilities on our consolidated balance sheets. These transactions are treated as cash from investing activities on our consolidated statements of cash flows.
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
As discussed above, our operations were adversely impacted by the unprecedented decline in demand for travel caused by the COVID-19 pandemic. To determine if impairment exists in our fleet, we grouped our aircraft by fleet-type and estimated their future cash flows based on projections of capacity, aircraft age, and maintenance conditions. Based on the assessment, we determined the future forecasted cash flows from the operation of our Embraer E190 fleet were lower than the carrying value. For those aircraft, including the ones that are under operating lease, and related spare parts in our Embraer E190 fleet, we recorded impairment losses of $273 million for the year ended December 31, 2020. These losses represent the difference between the book value of these assets and their fair value. In determining fair value, we obtained third party valuations for our Embraer E190 fleet, which considered the effects of the current market environment, age of the assets, and marketability. For our owned Embraer E190 aircraft and related spare parts, we made adjustments to the valuations to reflect the impact of their current maintenance conditions to determine fair value. Our estimate of fair value was not based on distressed sales or forced liquidations. The fair value of our Embraer E190 aircraft under operating lease and related parts was based on the present value of current market lease rates utilizing a market discount rate for the remaining term of each lease. Since the fair value of our Embraer E190 fleet was determined using unobservable inputs, it is classified as Level 3 in the fair value hierarchy. We evaluated the remaining fleet types and determined the future cash flows of our Airbus A320 and Airbus A321 fleets exceeded their carrying value as of December 31, 2020. As the extent of the ongoing impact from the COVID-19 pandemic remains uncertain, we will update our assessment as new information becomes available.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act

On March 27, 2020, Congress passed the CARES Act. Under the CARES Act, assistance was made available to the aviation industry in the form of direct payroll support (the "Payroll Support Program") and secured loans (the "Loan Program").
Payroll Support Program
On April 23, 2020, we entered into a Payroll Support Program Agreement (the "PSP Agreement") with the United States Department of the Treasury ("Treasury") governing our participation in the Payroll Support Program. Under the Payroll Support Program, Treasury provided us with a payment of $936 million (the "Payroll Support Payment"), consisting of $685 million in grants and $251 million in an unsecured term loan. The loan has a 10-year term and bears interest on the principal amount outstanding at an annual rate of 1.00% until April 23, 2025, and the applicable Secured Overnight Financing Rate ("SOFR") plus 2.00% thereafter until April 23, 2030. The principal amount may be repaid at any time prior to maturity at par. In consideration for the Payroll Support Payment, we issued warrants to purchase approximately 2.6 million shares of our common stock to the Treasury at an exercise price of $9.50 per share. The warrants will expire five years after issuance and will be exercisable either through net cash settlement or net share settlement, at JetBlue's option, in whole or in part at any time. In accordance with the PSP Agreement, we are required to comply with the relevant provisions of the CARES Act which, among other things, includes the following: the requirement to use the Payroll Support Payment exclusively for the continuation of payment of crewmember wages, salaries and benefits; the prohibition on involuntary furloughs and reductions in crewmember pay rates and benefits through September 30, 2020; the requirement that certain levels of commercial air service be maintained until March 1, 2022; the prohibitions on share repurchases and the payment of common stock dividends; and restrictions on the payment of certain executive compensation until March 24, 2022.
On September 30, 2020, Treasury provided us with a payment of $27 million (the "Additional Payroll Support Payment"), consisting of $19 million in grants and $8 million in an unsecured term loan under the PSP Agreement. The terms of the unsecured term loan are identical to those under the initial loan issued on April 23, 2020. In consideration for the Additional Payroll Support Payment, we issued warrants to purchase approximately 85,540 additional shares of our common stock to the Treasury (the "Additional PSP Warrants"). The Additional PSP Warrants have the same terms and exercise price as the initial warrants issued on April 23, 2020 under the Payroll Support Program.
The total payroll support funding of $963 million received under the CARES Act was originally classified as short-term restricted cash since the funds had to be utilized to pay the salaries and benefits costs of our crewmembers. The funds were

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reclassified from short-term restricted cash within prepaid expenses and other on our consolidated balance sheets to cash and cash equivalents when the funds were utilized. No payroll support funding remained available as of December 31, 2020.
The carrying value relating to the payroll support grants was recorded within other accrued liabilities and was recognized as a contra-expense within special items on our consolidated statements of operations as the funds were utilized. The relative fair value of the warrants, estimated to be $19 million, was recorded within additional paid-in capital and reduced the total carrying value of the grants to $685 million. Proceeds from the payroll support grants and from the issuance of warrants were classified within operating activities and financing activities, respectively, on our consolidated statements of cash flows. Our funding from the payroll support grants have been fully utilized as of December 31, 2020.
The carrying value relating to the unsecured term loan is recorded within long-term debt and finance lease obligations on our consolidated balance sheets. The proceeds from the loan were classified as financing activities on our consolidated statement of cash flows.
Loan Program
Under the CARES Act Loan Program as signed in April 2020 and subsequently amended in November 2020, JetBlue has the ability to borrow up to a total of approximately $1.9 billion from the Treasury. If we accept the full amount of the loan, we will issue warrants to purchase approximately 20.5 million shares of our common stock to the Treasury. Any amount received under the Loan Program will be subject to the relevant provisions of the CARES Act, including many of those described above under the Payroll Support Program.
We made an initial drawing of $115 million under the Loan Program on September 29, 2020. In connection with this initial drawing, we entered into a warrant agreement with Treasury, pursuant to which we issued to Treasury warrants to purchase approximately 1.2 million shares of our common stock at an exercise price of $9.50 per share.
As of December 31, 2020, approximately $1.8 billion of the borrowing capacity remained available to us. On January 15, 2021, we entered into a letter agreement with Treasury which provided an extension of the Loan Agreement allowing us the option to access the remaining borrowing capacity through May 28, 2021.
Payroll Tax Deferral
The CARES Act also provides for deferred payments of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. We have deferred $48 million in payments through December 31, 2020.
Income Taxes
Among other things, the CARES Act permits net operating loss (NOL) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid incomes taxes. As a result, the Company’s effective tax rate includes an income tax benefit related to the anticipated refunds from tax losses generated during 2020 that are permitted to be carried back to certain years when the U.S. federal income tax rate was 35%.

Consolidated Appropriations Act, 2021
On January 15, 2021, we entered into a Payroll Support Program Extension Agreement (the “PSP Extension Agreement”) with Treasury governing our participation in the federal Payroll Support Program for passenger air carriers under the United States Consolidated Appropriations Act, 2021 (the “Payroll Support Program 2”).
Pursuant to the Payroll Support Program 2, on January 15, 2021, Treasury provided to us a payment of approximately $252 million (the “2021 Payroll Support Payment”) under the PSP Extension Agreement. The 2021 Payroll Support Payment includes a grant of approximately $206 million and a loan of $46 million. In consideration for the 2021 Payroll Support Payment, we issued to Treasury warrants to purchase 316,583 shares of our common stock at an exercise price of $14.43 per share. The loan will mature 10 years after issuance and the warrants will expire five years after issuance. These transactions had no impact on our 2020 consolidated financial statements.
Except as noted above, the terms of the PSP Extension Agreement are materially identical to those entered into in connection with the Payroll Support Program under the CARES Act. In connection with the participation in the Payroll Support Program 2, JetBlue may also be entitled to receive an additional disbursement of up to $252 million, including a loan of up to $76 million (with respect to which we would issue to treasury additional warrants to purchase common stock).

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3— Revenue Recognition
The Company categorizes the revenue received from contracts with its customers by revenue source as we believe it best depicts the nature, amount, timing, and uncertainty of our revenue and cash flow. The following table provides the revenue recognized by revenue source for the years ended December 31, 2020, 2019, and 2018 (in millions):

	2020	2019	2018
Passenger revenue
Passenger travel	$2,551	$7,395	$7,061
Loyalty revenue - air transportation	182	391	320
Other revenue
Loyalty revenue	168	201	168
Other revenue	56	107	109
Total revenue	$2,957	$8,094	$7,658
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
Contract Liabilities
Our contract liabilities primarily consist of ticket sales for which transportation has not yet been provided, unused credits available to customers, and outstanding loyalty points available for redemption (in millions):

	December 31, 2020	December 31, 2019
Air traffic liability - passenger travel	$964	$929
Air traffic liability - loyalty program (air transportation)	733	661
Deferred revenue	41	10
Total	$1,738	$1,600
During the years ended December 31, 2020 and 2019, we recognized passenger revenue of $745 million and $878 million respectively, that was included in passenger travel liability at the beginning of the respective periods.
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
In response to the impact of COVID-19 on air travel, we extended the expiration dates for travel credits issued from February 27, 2020 through June 30, 2020 to a 24-month period. Accordingly, any revenue associated with these travel credits, which are initially deferred in air traffic liability, will be recognized within 24 months. Based on our customers' behaviors and estimates of breakage, we expect $80 million of the outstanding travel credits at December 31, 2020 will be recognized into revenue beyond 12 months. We have, accordingly, reclassified this amount to air traffic liability - non-current on our consolidated balance sheets. Given the change in contract duration, our estimates of revenue from unused tickets may be subject to variability and differ from historical experience.
TrueBlue® points are combined in one homogeneous pool and are not separately identifiable. As such, the revenue is comprised of the points that were part of the air traffic liability balance at the beginning of the period as well as points that were issued during the period.
In April 2020, we executed a pre-purchase arrangement of TrueBlue® points with our co-brand credit card partner for $150 million. The funds are expected to be applied to future point purchases ratably over the course of one year. As the funds are not yet associated with a point, they are considered to be short-term and have been included within other accrued liabilities on our consolidated balance sheets. The value of funds received in excess of points acquired for this arrangement was approximately $38 million as of December 31, 2020.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the activity of the current and non-current air traffic liability for our loyalty program, and includes points earned and sold to participating companies (in millions):

Balance at December 31, 2018	$580
TrueBlue® points redeemed	(391)
TrueBlue® points earned and sold	472
Balance at December 31, 2019	661
TrueBlue® points redeemed	(182)
TrueBlue® points earned and sold	254
Balance at December 31, 2020	$733
The timing of our TrueBlue® point redemptions can vary; however, the majority of our points are redeemed within approximately three years of the date of issuance.

Note 4—Long-term Debt, Short-term Borrowings and Finance Lease Obligations
Long-term debt and finance lease obligations and the related weighted average interest rate at December 31, 2020 and 2019 consisted of the following (in millions):

	December 31, 2020		December 31, 2019
Secured Debt
Fixed rate specialty bonds, due through 2036	43	4.9%	43	4.9%
Fixed rate enhanced equipment notes:
2019-1 Series AA, due through 2032	567	2.8%	589	2.8%
2019-1 Series A, due through 2028	176	3.0%	183	3.0%
2019-1 Series B, due through 2027	109	8.2%	—	—%
2020-1 Series A, due through 2032	635	4.1%	—	—%
2020-1 Series B, due through 2028	172	7.8%	—	—%
Fixed rate enhanced equipment notes, due through 2023	115	4.5%	134	4.5%
Fixed rate equipment notes, due through 2028	895	4.2%	1,113	4.2%
Floating rate equipment notes, due through 2028	153	2.6%	201	4.3%
Floating rate term loan credit facility, due through 2024	712	6.4%	—	—%
Secured CARES Act Loan, due through 2025	106	3.2%	—	—%
Citibank line of credit, due through 2023	550	2.2%	—	—%
2020 sale-leaseback transactions, due through 2024	352	7.6%	—	—%
Finance Leases	63	4.6%	89	4.8%
Unsecured Debt
Unsecured CARES Act Payroll Support Program loan, due through 2030	259	2.0%	—	—%
Total debt and finance lease obligations	4,907		2,352
Less: Current maturities	(450)		(344)
Less: Debt acquisition cost	(44)		(18)
Long-term debt and finance lease obligations	$4,413		$1,990

Fixed Rate Specialty Bonds
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fixed Rate Enhanced Equipment Notes
2019-1 Equipment Notes
In November 2019, we completed a public placement of equipment notes in an aggregate principal amount of $772 million secured by 25 Airbus A321 aircraft. The equipment notes were issued in two series: (i) Series AA, bearing interest at the rate of 2.75% per annum in the aggregate principal amount equal to $589 million, and (ii) Series A, bearing interest at the rate of 2.95% per annum in the aggregate principal amount equal to $183 million. Principal and interest are payable semi-annually.
In August 2020, we completed a public placement of equipment notes in an aggregate principal amount of $115 million bearing interest at a rate of 8.00% per annum. These equipment notes are secured by 25 Airbus A321 aircraft, which were included in the collateral pool of our 2019-1 Series AA and Series A offerings completed in November 2019. Principal and interest are payable semi-annually.
2020-1 Equipment Notes
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
Fixed Rate Enhanced Equipment Notes, Due Through 2023
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
Fixed Rate Equipment Notes, Due Through 2028
In 2019, we issued $219 million in fixed rate equipment notes due through 2027, which are secured by 10 Airbus A320 aircraft and two Airbus A321 aircraft. In 2018, we issued $567 million in fixed rate equipment notes due through 2028, which are secured by 14 Airbus A320 aircraft and 10 Airbus A321 aircraft.
Floating Rate Equipment Notes, Due Through 2028
Interest rates adjust quarterly or semi-annually based on LIBOR, plus a margin. In 2018, we issued $120 million in floating rate equipment notes due through 2028, which are secured by six Airbus A320 aircraft and one Airbus A321 aircraft.
Floating Rate Term Loan Credit Facility, Due Through 2024
On June 17, 2020, we entered into a $750 million term loan credit facility with Barclays Bank PLC, as administrative agent. The loans under this term loan credit facility bear interest at a variable rate equal to LIBOR (subject to a 1.00% floor), or at our election another rate, in each case, plus a specified margin. Our obligations are secured on a senior basis by airport takeoff and landing slots at LaGuardia Airport, John F. Kennedy International Airport, and Reagan National Airport and the right to use certain intellectual property assets comprising the JetBlue brand. The term loan facility is subject to amortization payments of 5% per year, payable quarterly, commencing on September 30, 2020 with the remaining balance due and payable in a single payment on the maturity date of June 17, 2024. The interest rate on our outstanding balance was 6.25% as of December 31, 2020.
Secured CARES Act Loan Program
As discussed in Note 2 to our consolidated financial statements, under the CARES Act Loan Program, we have the ability to borrow up to a total of approximately $1.9 billion from the Treasury. Any loans issued under the Loan Program are expected to be senior secured obligations of the Company. If we accept the full amount of the loan, we will issue warrants to purchase approximately 20.5 million shares of our common stock to the Treasury. Any amount received under the Loan Program will be subject to the relevant provisions of the CARES Act, including many of those described above under the Payroll Support Program.
Unless otherwise terminated early, all borrowings under the Loan Agreement are due and payable on the fifth anniversary of the initial borrowing date. We made a drawing of $115 million under the Loan Agreement on September 29, 2020. Borrowings under the Loan Agreement bear interest at a variable rate equal to LIBOR (or another rate based on certain market interest rates, plus a margin of 1% per annum, in each case with a floor of 0%), plus a margin of 2.75% per annum. Our

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

obligations under the Loan Agreement are secured by liens on (i) certain eligible aircraft and engine collateral, (ii) certain loyalty program assets, including JetBlue's rights in certain loyalty program agreements, loyalty program data and intellectual property, and (iii) certain cash accounts (collectively, the "Collateral"). Under the terms of the Loan Agreement, we may also pledge eligible spare parts, slots, gates and routes, and additional aircraft, real property, ground support equipment, flight simulators and equity interests. The Loan Agreement includes affirmative and negative covenants that restrict our ability to, among other things, dispose of Collateral, merge, consolidate or sell assets, incur certain additional indebtedness or pay certain dividends. In addition, we are required to maintain unrestricted cash and cash equivalents and unused commitments available under all revolving credit facilities aggregating not less than $550 million and to maintain a minimum ratio of the borrowing base of the Collateral (determined as the sum of a specified percentage of the appraised value of each type of Collateral) to outstanding obligations under the Loan Agreement of not less than 1.6 to 1.0. If we do not meet the minimum collateral coverage ratio, we must either provide additional Collateral to secure our obligations under the Loan Agreement or repay the loans by an amount necessary to maintain compliance with the collateral coverage ratio. The Loan Agreement contains events of default customary for similar financings. Upon the occurrence of an event of default, the outstanding obligations under the Loan Agreement may be accelerated and become due and payable immediately. In addition, if certain change of control events occur with respect to JetBlue, we will be required to prepay the loans in full under the Loan Agreement.
In connection with the Loan Agreement and the initial borrowing amount of $115 million, on September 29, 2020, we entered into a warrant agreement with Treasury, pursuant to which we issued to Treasury warrants to purchase approximately 1.2 million shares of our common stock at an exercise price of $9.50 per share.
As of December 31, 2020, approximately $1.8 billion of the borrowing capacity remained available to us. On January 15, 2021, we entered into a letter agreement with Treasury which provided an extension of the Loan Agreement allowing us the option to access the remaining borrowing capacity through May 28, 2021.
Citibank Line of Credit
In August 2019, we amended our revolving Credit and Guaranty Agreement with Citibank N.A. as the administrative agent. The amendment increased our borrowing capacity by $125 million to $550 million and extended the term of the facility through August 2023. Borrowings under the Credit and Guaranty Agreement bear interest at a variable rate equal to LIBOR, plus a margin. The Credit and Guaranty Agreement is secured by spare parts, aircraft, and certain other assets. The Credit and Guaranty Agreement includes covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under revolving credit facilities. In addition, the covenants restrict our ability to, among other things, dispose of certain collateral, or merge, consolidate, or sell assets.
We borrowed the full amount of $550 million under this revolving Credit and Guaranty Agreement on April 22, 2020. The interest rate on our outstanding balance was 2.20% as of December 31, 2020.
2020 Sale-Leaseback Transactions
As discussed in Note 2 to our consolidated financial statements, in 2020, we executed $563 million of sale-leaseback transactions. Of these transactions, $354 million did not qualify as sales for accounting purposes. The assets associated with these transactions remain on our consolidated balance sheets within property and equipment and the related liabilities under the lease are classified within debt and finance leases obligations. These transactions are treated as cash from financing activities on our consolidated statements of cash flows. The remaining $209 million of sale-leaseback transactions qualified as sales and generated a loss of $106 million. The assets associated with these transactions which qualified as sales are recorded within operating lease assets. The liabilities are recorded within current operating lease liabilities and long-term operating lease liabilities on our consolidated balance sheets. These transactions are treated as cash from investing activities on our consolidated statements of cash flows
Finance Leases
As of December 31, 2020, two Airbus A320 aircraft, two Airbus A321 aircraft, and various computer equipment under finance leases were included in property and equipment at a cost of $188 million with accumulated amortization of $54 million. The future minimum lease payments under these non-cancelable leases are $40 million in 2021, $11 million in 2022, $11 million in 2023, $5 million in 2024, and no payments in the years thereafter. Included in the future minimum lease payments is $4 million representing interest, resulting in a present value of finance leases of $63 million with a current portion of $37 million and a long-term portion of $26 million.
As of December 31, 2019, four finance leased Airbus A320 aircraft and two finance leased A321 aircraft were included in property and equipment at a cost of $250 million with accumulated amortization of $80 million.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unsecured CARES Act Payroll Support Program Loan
As discussed in Note 2 to our consolidated financial statements, on April 23, 2020, we entered into the PSP Agreement under the CARES Act with the Treasury. Pursuant to the agreement, JetBlue received a Payroll Support Payment of $936 million (the "Payroll Support Payment") which included a grant of $685 million and a promissory note for $251 million. The note matures 10 years after issuance and is payable in a lump sum at maturity. As part of the agreement, JetBlue issued to the Treasury warrants to acquire more than 2.6 million shares of our common stock under the program at an exercise price of $9.50 per share. The warrants expire five years after issuance. On September 30, 2020, Treasury provided us Additional Payroll Support Payment of $27 million consisting of $19 million in grants and $8 million in an unsecured term loan under the PSP Agreement. The terms of the unsecured term loan are identical to those under the initial loan issued on April 23, 2020. In consideration for the Additional Payroll Support Payment, we issued Additional PSP Warrants to purchase approximately 85,540 additional shares of our common stock to the Treasury. The Additional PSP Warrants have the same terms and exercise price as the initial warrants issued on April 23, 2020.
As of December 31, 2020, we believe we were in material compliance with all of our covenants in relation to our debt and lease agreements.
Maturities of our debt and finance leases, net of debt acquisition costs, for the next five years are as follows (in millions):

Maturities
2021	$440
2022	421
2023	1,181
2024	962
2025	308
Thereafter	1,551
Aircraft, engines, and other equipment and facilities having a net book value of $6.9 billion at December 31, 2020 were pledged as security under various financing arrangements. Cash payments for interest related to debt and finance lease obligations, net of capitalized interest, aggregated $128 million, $62 million and $59 million in 2020, 2019, and 2018, respectively.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and estimated fair values of our long-term debt, net of debt acquisition costs, at December 31, 2020 and 2019 were as follows (in millions):

	December 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Public Debt
Fixed rate special facility bonds, due through 2036	$42	$45	$42	$46
Fixed rate enhanced equipment notes:
2019-1 Series AA, due through 2032	560	440	581	586
2019-1 Series A, due through 2028	174	152	181	186
2019-1 Series B, due through 2027	107	139	—	—
2020-1 Series A, due through 2032	627	658	—	—
2020-1 Series B, due through 2028	170	223	—	—
Non-Public Debt
Fixed rate enhanced equipment notes, due through 2023	114	116	133	141
Fixed rate equipment notes, due through 2028	891	1,017	1,107	1,201
Floating rate equipment notes, due through 2028	152	144	201	207
Floating rate term loan credit facility, due through 2024	702	759	—	—
Unsecured CARES Act Payroll Support Program loan, due through 2030	259	207	—	—
Secured CARES Act loan, due through 2025	104	104	—	—
Citibank line of credit, due through 2023	546	533	—	—
2020 sale-leaseback transactions, due through 2024	352	393	—	—
Total(1)	$4,800	$4,930	$2,245	$2,367
(1) Total excludes finance lease obligations of $63 million and $89 million at December 31, 2020 and 2019, respectively.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the credit agreement bore interest at a variable rate equal to LIBOR (but not less than 1% per annum), plus a margin, or at our election, another rate based on certain market interest rates.
Our obligations under the delayed draw term loan agreement were secured by liens on certain aircraft and spare engines. The delayed draw term loan agreement included provisions that required us to maintain unrestricted cash and cash equivalents and unused commitments available under all revolving credit facilities (including the term loan facility) aggregating not less than $550 million.
We borrowed the full amount of the delayed draw term loan facility in March 2020. Amortization payments equal to 0.25% of the outstanding principal of the term loan were due on the last day of each quarter during the term. The remaining outstanding principal amount of the term loan was required to be repaid in a single installment on the maturity date on March 15, 2021.
We repaid the full balance of this delayed draw term loan facility during the third quarter of 2020.
Morgan Stanley Line of Credit
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon LIBOR, plus a margin. As of and for the years ended December 31, 2020 and 2019, we did not have a balance outstanding or borrowings under this line of credit.

Note 5—Leases
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
The table below presents the lease-related assets and liabilities recorded on our consolidated balance sheets as of December 31, 2020 and 2019 (in millions):

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		As of December 31,
		2020	2019
Assets	Classification on Balance Sheet
Operating lease assets	Operating lease assets	$804	$912
Finance lease assets	Property and equipment, net	131	171
Total lease assets		$935	$1,083

Liabilities	Classification on Balance Sheet
Current:
Operating lease liabilities	Current operating lease liabilities	$113	$128
Finance lease liabilities	Current maturities of long-term debt and finance lease obligations	37	31
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	752	690
Finance lease liabilities	Long-term debt and finance lease obligations	26	58
Total lease liabilities		$928	$907

		As of December 31,
		2020	2019
Weighted average remaining lease term (in years)
Operating leases		9	11
Finance leases		2	3
Weighted average discount rate
Operating leases		5.99%	5.95%
Finance leases		4.60%	4.75%
Flight Equipment Leases
We operated a fleet of 267 aircraft as of December 31, 2020. Of our fleet, 62 aircraft were accounted for under operating leases and four aircraft were accounted for under finance leases. These aircraft leases generally have long durations with remaining terms of nine months to five years.
The majority of aircraft operating leases can be renewed at rates based on fair market value at the end of the lease term for one or two years. None of our aircraft operating leases have variable rent payments. We have purchase options for 40 of our aircraft leases at the end of their lease terms. These purchase options are at fair market value and have a one-time option during the term at fixed amounts that were expected to approximate the fair market value at lease inception.
As a result of the unprecedented decline in demand for travel caused by the COVID-19 pandemic, we recorded impairment losses of $273 million for the year ended December 31, 2020 relating to our Embraer E190 fleet. These losses were attributed to aircraft and related spare parts including the ones under operating leases. Refer to note 18 to our consolidated financial statements for further details.
Facility Leases
Our facility leases are primarily for space at the airports we serve. These leases are classified as operating leases and reflect our use of passenger terminal service facilities consisting of ticket counters, gate space, operations support area, and baggage service offices. We lease space directly or indirectly from the local airport authority on varying terms dependent on prevailing practices at each airport. The remaining terms of our airport leases vary from 2 months to 14 years. Our leases at certain airports contain provisions for periodic adjustments of rental rates based on the operating costs of the airports or the frequency of use of the facilities. Some of these leases also include renewal options and/or termination options that are factored into our determination of lease payments when appropriate. Because of the variable nature of the rates, these leases are not recorded as operating lease assets and operating lease liabilities on our consolidated balance sheets.
We also have leases for our corporate offices, training center, and various hangars and airport support facilities at our focus cities.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Ground and Property Equipment
We lease certain IT assets, ground support equipment, and various other pieces of equipment. The lease terms of our ground support equipment are less than 12 months. The amount of other equipment we have is not significant.
Lease Costs
The table below presents certain information related to our lease costs during the years ended December 31, 2020, 2019, and 2018 (in millions):

	2020	2019	2018
Operating lease cost	$160	$180	$185
Short-term lease cost	1	2	2
Finance lease cost:
Amortization of assets	6	9	10
Interest on lease liabilities	2	3	3
Variable lease cost	282	391	379
Sublease income	(5)	(19)	(15)
Total net lease cost	$446	$566	$564
Other Information
The table below presents supplemental cash flow information related to leases during the years ended December 31, 2020, 2019, and 2018 (in millions):

	2020	2019	2018
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$146	$136	$151
Operating cash flows for finance leases	4	5	5
Financing cash flows for finance leases	28	17	17
Lease Commitments
The table below presents scheduled future minimum lease payments for operating and finance leases recorded on our consolidated balance sheets, as of December 31, 2020 (in millions):

	As of December 31, 2020
	Operating Leases	Finance Leases
2021	$160	$40
2022	151	11
2023	141	11
2024	119	5
2025	82	—
Thereafter	493	—
Total minimum lease payments	1,146	67
Less: amount of lease payment representing interest	(281)	(4)
Present value of future minimum lease payment	865	63
Less: current obligations under leases	(113)	(37)
Long-term lease obligations	$752	$26
We did not have any lease commitments that have not yet commenced as of December 31, 2020.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Stockholders’ Equity
On December 8, 2017, the Board of Directors approved a two-year share repurchase program, or the 2017 Authorization, of up to $750 million worth of common stock beginning on January 1, 2018. The 2017 Authorization was completed in 2019.
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
During the first quarter of 2020, we repurchased 13.0 million shares at an average price of $12.27 per share.
The total shares purchased by JetBlue under each of the ASRs in 2020, 2019, and 2018 were based on the volume weighted average prices of JetBlue's common stock during the terms of the respective agreements.
In accordance with the PSP Agreement and the Loan Agreement with the Treasury, we are prohibited from making any share repurchases. We have suspended our share repurchase program as of March 31, 2020.
On December 4, 2020, we completed the public offering of 42.0 million shares of our common stock at a public offering price of $14.40 per share. We intend to use the net proceeds from the offering for general corporate purposes.
As of December 31, 2020, we had a total of 26.5 million shares of our common stock reserved for issuance. These shares are primarily related to our equity incentive plans. Refer to Note 8 to our consolidated financial statements for further details on our share-based compensation.
As of December 31, 2020, we had a total of 158.0 million shares of treasury stock.

Note 7—(Loss) Earnings Per Share
Basic earnings per share is calculated by dividing net (loss) income by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated similarly but includes potential dilution from restricted stock units, the Crewmember Stock Purchase Plan, and any other potentially dilutive instruments using the treasury stock method. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounts were 2.0 million for the year ended December 31, 2020. There were no anti-dilutive common stock equivalents for the years ended December 31, 2019 and 2018.
The following table shows how we computed basic and diluted earnings per common share for the years ended December 31 (dollars and share data in millions):

	2020	2019	2018
Net (loss) income	$(1,354)	$569	$189

Weighted average basic shares	277.5	296.6	312.9
Effect of dilutive securities	2.0	1.8	1.6
Weighted average diluted shares	279.5	298.4	314.5

Earnings per common share
Basic	$(4.88)	$1.92	$0.60
Diluted	$(4.88)	$1.91	$0.60
As discussed in Note 6 to our consolidated financial statements, JetBlue entered into various ASR agreements in 2020, 2019, and 2018 and purchased approximately 13.0 million, 28.1 million, and 19.1 million shares, respectively, for $160 million, $535 million, and $375 million, respectively. The number of shares repurchased are based on the volume weighted average prices of JetBlue's common stock during the term of the ASR agreements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Share-Based Compensation
We have various equity incentive plans under which we have granted stock awards to our eligible crewmembers and members of our Board of Directors. These include the JetBlue Airways Corporation Restated and Amended 2002 Stock Incentive Plan, or 2002 Plan, the JetBlue Airways Corporation 2011 Incentive Compensation Plan, or 2011 Plan, and the JetBlue Airways Corporation 2020 Omnibus Equity Incentive Plan, or the 2020 Plan.
The 2002 Plan was replaced by the 2011 Plan and has an immaterial amount of vested deferred stock units outstanding as of December 31, 2020.
The 2011 Plan was replaced by the 2020 Plan in May 2020.
We additionally have a Crewmember Stock Purchase Plan, or CSPP, that is available to all eligible crewmembers.
Unrecognized stock-based compensation expense was approximately $21.2 million as of December 31, 2020. This amount relates to a total of 2.4 million unvested restricted stock units, or RSUs, performance stock units, or PSUs, and deferred stock units, or DSUs, that were outstanding under our 2011 and 2020 Plans. We expect to recognize this stock-based compensation expense over a weighted average period of approximately 17 months.
The total stock-based compensation expense, which is included within salaries, wages and benefits on our consolidated statements of operations, for the years ended December 31, 2020, 2019, and 2018 was $28 million, $31 million, and $28 million, respectively.
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
Restricted Stock Units
The following is a summary of RSU activity under the 2011 Plan for the year ended December 31, 2020 (in millions except per share data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	2.0	$18.59
Granted	1.2	17.96
Vested	(0.9)	18.99
Forfeited	(0.2)	18.07
Nonvested at end of year	2.1	18.08
The total intrinsic value, determined as of the date of vesting, for all RSUs that vested during the year ended December 31, 2020, 2019 and 2018 was $18 million, $15 million and $16 million, respectively. The weighted average grant-date fair value of share awards during the years ended December 31, 2020, 2019 and 2018 was $17.96, $17.27, and $20.62, respectively.
The vesting period for DSUs under the 2011 Plan is either one or three years of service. Once vested, shares are issued six months and one day following a Director’s departure from our Board of Directors. During the years ended December 31, 2020, 2019, and 2018, we granted a nominal amount of DSUs, almost all of which remain outstanding at December 31, 2020.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2019 and 2018, we granted a nominal amount of PSUs to members of our executive leadership team, payment of which are based upon achievements of certain performance criteria. No PSUs were granted in 2020 as a result of the economic uncertainty brought on by the COVID-19 pandemic.
The 2011 Plan which was set to expire in May 2021 was replaced by JetBlue Airways Corporation 2020 Omnibus Equity Incentive Plan in May 2020.
2020 Omnibus Equity Incentive Plan
At our Annual Shareholders Meeting held on May 14, 2020, our shareholders approved the JetBlue Airways Corporation 2020 Omnibus Equity Incentive Plan. Upon inception, the 2020 Plan had 10.5 million shares of our common stock reserved for issuance. The 2020 Plan, by its terms, will terminate no later than May 2030. Under the 2020 plan, we grant RSUs to certain crewmembers and members of our Board of Directors. The vesting periods for the RSUs varies by grant but no less than one year. We also grant DSUs to members of our Board of Directors, and PSUs to certain members of our executive leadership team under the 2020 Plan.
We have only granted an insignificant amount of RSUs and DSUs under the 2020 Plan since its adoption in May 2020.
Crewmember Stock Purchase Plans
In May 2011, our shareholders approved the 2011 Crewmember Stock Purchase Plan, or the 2011 CSPP. At inception, the 2011 CSPP had 8.0 million shares of our common stock reserved for issuance.
At our Annual Shareholders Meeting held on May 21, 2015, our shareholders approved amendments to the CSPP increasing the number of shares of Company common stock that remain available for issuance under the plan by 15 million.
In May 2020, our shareholders approved the JetBlue Airways Corporation 2020 Crewmember Stock Purchase Plan, or the 2020 CSPP to replace the 2011 CSPP which was set to expire in April 2021. At inception, the 2020 CSPP had 17.5 million shares of our common stock reserved for issuance. The 2020 CSPP, by its terms, will termination no later than May 2030. The other terms of the 2020 CSPP are substantially identical to those of the 2011 CSPP.
Our CSPPs have a series of six-month offering periods, with a new offering period beginning on the first business day of May and November each year. Crewmembers can enroll in CSPP nearly year-round, with the exception of specific blackout dates. Crewmembers may contribute up to 10% of their pay towards the purchase of common stock via payroll deductions. Purchase dates occur on the last business day of April and October each year. The purchase price is the stock price on the purchase date, less a 15% discount. The compensation cost relating to the discount is recognized over the offering period. The total expense recognized relating to our CSPPs for the years ended December 31, 2020, 2019, and 2018 was approximately $6 million, $9 million and $9 million, respectively. Under the plans, crewmembers purchased 4.1 million, 3.2 million, and 3.2 million new shares for the years ended December 31, 2020, 2019, and 2018, respectively, at weighted average prices of $8.94, $16.06, and $15.21 per share, respectively.
Under the CSPPs, should we be acquired by merger or sale of substantially all of our assets or sale of more than 50% of our outstanding voting securities, all outstanding purchase rights will automatically be exercised immediately prior to the effective date of the acquisition at a price equal to 85% of the fair market value per share immediately prior to the acquisition.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9—Income Taxes
Our income tax expense (benefit) consisted of the following for the years ended December 31 (in millions):

	2020	2019	2018
Deferred:
Federal	$(247)	$119	$82
State	(82)	20	7
Foreign	—	—	1
Deferred income tax (benefit) expense	(329)	139	90
Current:
Federal	(199)	36	(61)
State	(9)	19	(5)
Foreign	(2)	5	6
Current income tax (benefit) expense	(210)	60	(60)
Total income tax (benefit) expense	$(539)	$199	$30
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act permits net operating loss (NOL) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid incomes taxes. As a result, the Company’s effective tax rate includes an income tax benefit related to the anticipated refunds from tax losses generated during 2020 that are permitted to be carried back to certain years when the U.S. federal income tax rate was 35%.
The effective tax rate on income before income taxes differed from the federal income tax statutory rate for the years ended December 31 for the following reasons (in millions):

	2020	2019	2018
Income tax (benefit) expense at statutory rate	$(398)	$161	$45
State income tax, net of federal benefit	(71)	31	8
Adjustment of net deferred tax liability from enacted tax rate change	—	—	(28)
Nondeductible expenses	5	8	5
Net operating loss carryback	(73)	—	—
Foreign tax credit re-characterization	(13)	—	—
Foreign rate differential	2	(3)	(2)
Valuation allowance	10	—	—
Unrecognized tax benefit	(3)	—	—
Other, net	2	2	2
Total income tax (benefit) expense	$(539)	$199	$30

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of our deferred tax assets and liabilities as of December 31 are as follows (in millions):

	2020	2019
Deferred tax assets:
Deferred revenue/gains	$161	$127
Employee benefits	71	47
Foreign tax credit	81	42
Net operating loss carryforward	335	31
Operating lease liabilities	204	212
Rent expense	33	17
Total deferred tax assets	885	476
Valuation allowance	(69)	(31)
Deferred tax assets, net	816	445
Deferred tax liabilities:
Accelerated depreciation	(1,538)	(1,423)
Operating lease assets	(197)	(236)
Other	(3)	(37)
Total deferred tax liabilities	(1,738)	(1,696)
Net deferred tax liability	$(922)	$(1,251)
We have a U.S. foreign tax credit carryforward of $79 million which expires in 2028.
In evaluating the realizability of the deferred tax assets, we assess whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. We consider, among other things, the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which the related temporary differences will become deductible. At December 31, 2020, we provided a $69 million valuation allowance to reduce the deferred tax assets to an amount that we consider is more likely than not to be realized. Of the total valuation allowance, $59 million relates to foreign NOL carryforward, and $10 million relates to U.S. foreign tax credit carryforward that begins to expire in 2021.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2020	2019	2018
Unrecognized tax benefits at January 1,	$36	$33	$31
Increases for tax positions taken during the period	1	6	5
Decreases for tax positions taken during a prior period	(5)	(3)	(3)
Unrecognized tax benefits December 31,	$32	$36	$33
Interest and penalties accrued on unrecognized tax benefits were not significant. If recognized, $12 million of the unrecognized tax benefits as of December 31, 2020 would impact our effective tax rate. We do not expect any significant change in the amount of the unrecognized tax benefits within the next twelve months. As a result of net operating losses and statute of limitations in our major tax jurisdictions, years 2004 through 2019 remain subject to examination by the relevant tax authorities.

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
Total 401(k) company match, Retirement Plus, Retirement Advantage, pilot retirement contribution, and profit sharing expensed for the years ended December 31, 2020, 2019, and 2018 were $177 million, $196 million, and $172 million, respectively.

Note 11—Commitments
Flight Equipment Commitments
As of December 31, 2020, our firm aircraft orders consisted of 72 Airbus A321neo aircraft and 69 Airbus A220 aircraft, all scheduled for delivery through 2027. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and pre-delivery deposits, is approximately $1.0 billion in 2021, $0.7 billion in 2022, $1.5 billion in 2023, $1.8 billion in 2024, $1.2 billion in 2025 and $1.6 billion thereafter. We are scheduled to receive 8 new Airbus A321neo aircraft and 7 new Airbus A220 aircraft in 2021.
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
As of December 31, 2020, we had approximately $23 million pledged related to our workers' compensation insurance policies and other business partner agreements, which will expire according to the terms of the related policies or agreements.
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
Amid the COVID-19 pandemic, we reached an Agreement in Principle with ALPA to avoid involuntary furloughs of our pilots through at least October 1, 2021 in exchange for short-term changes to the collective bargaining agreement.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2018, JetBlue inflight crewmembers elected to be solely represented by the Transport Workers Union of America, or TWU. The NMB certified the TWU as the representative body for JetBlue inflight crewmembers. In November 2020, our inflight crewmembers voted to reject the tentative collective bargaining agreement between JetBlue and TWU. We are currently working with TWU to determine next steps.
As of December 31, 2020, approximately 51 percent of our full-time equivalent crewmembers were represented by unions.
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
Under a certain number of our operating lease agreements we are required to restore certain property or equipment to its original form upon expiration of the related agreement. We have recorded the estimated fair value of these retirement obligations of approximately $5 million as of December 31, 2020. This liability may increase over time.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
We did not have any fuel hedging contracts outstanding as of December 31, 2020.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

	As of December 31,
	2020	2019
Fuel derivatives
Asset fair value recorded in prepaid expenses and other(1)	$—	$8
Longest remaining term (months)	0	6
Hedged volume (barrels, in thousands)	—	2,112
Estimated amount of existing (gains) losses expected to be reclassified into earnings in the next 12 months	$—	$(2)

	Year Ended December 31,
	2020	2019	2018
Fuel derivatives
Hedge effectiveness (gains) losses recognized in aircraft fuel expense	$7	$5	$2
Losses on derivatives resulting from the discontinuance of hedge accounting recognized in interest income and other	$8	$—	$—
Hedge (gains) losses on derivatives recognized in comprehensive income	$11	$(1)	$6
Percentage of actual consumption economically hedged	25%	6%	4%
(1)Gross asset of each contract prior to consideration of offsetting positions with each counterparty and prior to impact of collateral paid.
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
There were no offsetting derivative instruments as of December 31, 2020 and 2019.

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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy (in millions):

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,330	$130	$—	$1,460
Available-for-sale investment securities	—	1,137	—	1,137

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$611	$30	$—	$641
Available-for-sale investment securities	—	351	—	351
Aircraft fuel derivatives	—	8	—	8

Refer to Note 4 to our consolidated financial statements for fair value information related to our outstanding debt obligations as of December 31, 2020 and 2019. The carrying values of all other financial instruments approximated their fair values at December 31, 2020 and 2019.
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
Available-for-sale investment securities
Our available-for-sale investment securities include investments such as time deposits, commercial paper, and convertible debt securities. The fair values of these instruments are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. We did not record any material gains or losses on these securities during the years ended December 31, 2020, 2019, and 2018.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives which qualify for hedge accounting. A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the years ended December 31, 2020, 2019, and 2018 is as follows (in millions):

	Aircraft Fuel Derivatives(1)(2)	Total
Balance of accumulated income, at December 31, 2017	$—	$—
Reclassifications into earnings, net of deferred taxes of $0	1	1
Change in fair value, net of deferred taxes of $2	(4)	(4)
Balance of accumulated (loss), at December 31, 2018	(3)	(3)
Reclassifications into earnings, net of deferred taxes of $(1)	4	4
Change in fair value, net of deferred taxes of $0	1	1
Balance of accumulated income, at December 31, 2019	2	2
Reclassifications into earnings, net of deferred taxes of $(5)	9	9
Change in fair value, net of deferred taxes of $5	(11)	(11)
Balance of accumulated income, at December 31, 2020	$—	$—

(1)Reclassified to aircraft fuel expense.
(2)In 2020, the Company made several capacity reductions in response to the COVID-19 pandemic. These capacity reductions led to the discontinuance of hedge accounting on a number of our aircraft fuel derivatives as the forecasted consumption of aircraft fuel was no longer probable. Losses of $5 million that were previously deferred in other comprehensive loss were reclassified to interest income and other during the year ended December 31, 2020.

Note 16—Geographic Information
Under the Segment Reporting topic of the Codification, disclosures are required for operating segments that are regularly reviewed by chief operating decision makers. Air transportation services accounted for substantially all of the Company’s operations in 2020, 2019 and 2018.
Operating revenues are allocated to geographic regions, as defined by the Department of Transportation, or DOT, based upon the origination and destination of each flight segment. As of December 31, 2020, we served 31 locations in the Caribbean and Latin American region, or Latin America as defined by the DOT. However, our management includes our three destinations in Puerto Rico and one destination in the U.S. Virgin Islands in our Caribbean and Latin America allocation of revenues. Therefore, we have reflected these locations within the Caribbean and Latin America region in the table below. Operating revenues by geographic regions for the years ended December 31 are summarized below (in millions):

	2020	2019	2018
Domestic	$1,890	$5,633	$5,386
Caribbean & Latin America	1,067	2,461	2,272
Total	$2,957	$8,094	$7,658

Our tangible assets primarily consist of our fleet of aircraft, which is deployed systemwide, with no individual aircraft dedicated to any specific route or region; therefore our assets do not require any allocation to a geographic area.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17—Quarterly Financial Data (Unaudited)
Quarterly results of operations for the years ended December 31, 2020 and 2019 are summarized below (in millions, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020
Operating revenues	$1,588	$215	$492	$661
Operating (loss)(1)	(334)	(410)	(516)	(454)
Net (loss)(1)	(268)	(320)	(393)	(373)

(Loss) per share(1)	$(0.97)	$(1.18)	$(1.44)	$(1.31)

2019
Operating revenues	$1,871	$2,105	$2,086	$2,031
Operating income(2)	76	250	247	227
Net income(2)(3)	42	179	187	161

Basic earnings per share	$0.14	$0.60	$0.63	$0.56
Diluted earnings per share(2)(3)	$0.14	$0.59	$0.63	$0.56
(1) Our 2020 results include the effects of various special items. We record special items of $202 million, or ($0.55) per share in the first quarter of 2020, $(304) million, or $0.84 per share in the second quarter of 2020, $(112) million, or $0.31 per share in the third quarter of 2020, and $(69) million, or $0.19 per share in the fourth quarter of 2020. See Note 18 to our consolidated financial statements for details.
(2) Our 2019 reported results include special items related to the Embraer E190 fleet transition and the ratification of our pilots' collective bargaining agreement. We recorded special items of $12 million or ($0.02) per diluted share in the first quarter and $2 million or ($0.01) per diluted share in the second quarter of 2019. See Note 18 to our consolidated financial statements for details.
(3) During the third quarter of 2019, we recorded a gain of $15 million, or $0.04 per diluted share, on one of our equity method investments related to its fair value measurement upon the closing of a subsequent financing round.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18—Special Items
The following is a listing of special items presented on our consolidated statements of operations (in millions):

	Year Ended December 31,
	2020	2019	2018
Special Items
CARES Act payroll support grant recognition(1)	$(685)	$—	$—
CARES Act employee retention credit(2)	(36)
Fleet impairment(3)	273	—	—
Severance and benefit costs(4)	59	—	—
Losses on sale-leaseback transactions(5)	106	—	—
Embraer E190 fleet transition costs(6)	—	6	362
Union contract costs(7)	—	8	73
Total	$(283)	$14	$435
(1) As discussed in Note 2 to our consolidated financial statements, we entered into a PSP Agreement with the Treasury governing our participation in the Payroll Support Program under the CARES Act. Under the Payroll Support Program, Treasury provided us with payroll support funding totaling $963 million, consisting of $704 million in grants and $259 million in an unsecured term loan. The payroll support funds were to be used exclusively for the continuation of payment of crewmember wages, salaries and benefits. The carrying value of the payroll support grants which totaled to $685 million (after consideration of the warrants we issued) was recorded within other liabilities and were recognized as a contra-expense within special items on our consolidated statements of operations as the funds were utilized. The payroll support grants were fully utilized in 2020.
(2) The Employee Retention Credit (ERC) under the CARES Act is a refundable tax credit which encourages business to keep employees on the payroll during the COVID-19 pandemic. Eligible employers can qualify for up to $5,000 of credit for each employee based on qualified wages paid after March 12, 2020 and before January 1, 2021. Qualified wages are the wages paid to an employee for the time that the employee is not providing services due to an economic hardship, specifically, either (1) a full or partial suspension of operations by order of a governmental authority due to COVID-19, or (2) a significant decline in gross receipts. We recognized $36 million of ERC as a contra-expense within special items on our consolidated statements of operations in 2020.
(3) Under the Property, Plant, and Equipment topic of the Codification, we are required to assess long-lived assets for impairment when events and circumstances indicate that the assets may be impaired. An impairment of long-lived assets exists when the sum of the forecasted undiscounted future cash flows expected to be generated directly by the assets are less than the book value of the assets. Our long-lived assets include both owned and leased properties which are classified as property and equipment, and operating lease assets on our consolidated balance sheets, respectively.
As discussed in Note 2 to our consolidated financial statements, our operations were adversely impacted by the unprecedented decline in demand for travel caused by the COVID-19 pandemic. To determine if impairment exists in our fleet, we grouped our aircraft by fleet-type and estimated their future cash flows based on projections of capacity, aircraft age, and maintenance conditions. Based on the assessment, we determined the future cash flows from the operation our Embraer E190 fleet were lower than the carrying value. For those aircraft, including the ones that are under operating lease, and related spare parts in our Embraer E190 fleet, we recorded impairment losses of $273 million for the year ended December 31, 2020. These losses represent the difference between the book value of these assets and their fair value. In determining fair value, we obtained third party valuations for our Embraer E190 fleet, which considered the effects of the current market environment, age of the assets, and marketability. For our owned Embraer E190 aircraft and related spare parts, we made adjustments to the valuations to reflect the impact of their current maintenance conditions to determine fair value. Our estimate of fair value was not based on distressed sales or forced liquidations. The fair value of our Embraer E190 aircraft under operating lease and related parts was based on the present value of current market lease rates utilizing a market discount rate for the remaining term of each lease. Since the fair value of our Embraer E190 fleet was determined using unobservable inputs, it is classified as Level 3 in the fair value hierarchy. We evaluated the remaining fleet types and determined the future cash flows of our Airbus A320 and Airbus A321 fleets exceeded their carrying value as of December 31, 2020. As the extent of the ongoing impact from the COVID-19 pandemic remains uncertain, we will update our assessment as new information becomes available.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) The unprecedented declines in demand and in our capacity caused by COVID-19 has led to a significant reduction to our staffing needs. In June 2020, we announced a voluntary separation program which allowed eligible crewmembers the opportunity to voluntarily separate from the Company in exchange for severance, health coverage for a specified period of time, and travel privileges based on years of service. Virtually all of our crewmembers were eligible to participate in the voluntary separation program with the exception of our union-represented crewmembers and crewmembers of our wholly-owned subsidiaries (JetBlue Technology Ventures and JetBlue Travel Products). Separation agreements for the majority of the crewmembers who elected to participate in the voluntary program were executed in the third quarter. One-time costs of $59 million, consisting of severance and health benefits, were recorded for the year ended December 31, 2020 in connection with the program. Approximately $44 million of this charge was disbursed during the year. Accruals related to the voluntary separation program are primarily recorded in accrued salaries, wages and benefits, and accounts payable on our consolidated balance sheets. The remaining balance is expected to be disbursed throughout 2021.
(5) In 2020, we executed $563 million of sale-leaseback transactions. Of these transactions, $354 million did not qualify as sales for accounting purposes. The remaining $209 million qualified as sales and generated a loss of $106 million. These losses represent the difference between the book value of these assets and their fair value. We estimated the fair value of the related aircraft considering third party valuations and considered specific circumstances such as aircraft age, maintenance requirements and condition, and therefore classified as Level 3 in the fair value hierarchy.
(6) In July 2018, we announced our decision to exit the Embraer E190 fleet and order 60 Airbus A220-300 aircraft, formerly known as the Bombardier CS300, for expected deliveries beginning in 2020 with the option to purchase 60 additional aircraft. For the year ended December 31, 2018, fleet transition costs include a $319 million impairment charge of flight equipment and other property and equipment related to our fleet review and certain termination costs associated with the transition. We assessed our Embraer E190 asset group by comparing projected undiscounted cash flows over the remaining time period we expect to utilize the aircraft to the book value of the asset group and determined the book value was in excess of the cash flows. We estimated the fair value of our Embraer E190 asset group using third party valuations and considering specific circumstances of our fleet such as aircraft age, maintenance requirements and condition, and therefore classified as Level 3 in the fair value hierarchy. We reassessed our Embraer E190 assets and adjusted the depreciable lives and salvage value to align with our expected transition dates to the Airbus A220-300 through 2025.
Fleet transition costs for the year ended December 31, 2019 include certain contract termination costs associated with the transition.
In 2019, we converted 10 of our options for the A220-300 aircraft into firm orders. Options for 50 additional A220-300 aircraft deliveries remain available to us as of December 31, 2020.
(7) In April 2014, ALPA was certified by NMB as the representative body for JetBlue pilots after winning a representation election. We reached a final agreement for our first collective bargaining agreement which was ratified by the pilots in July 2018. The agreement is a four-year renewable contract, which became effective August 1, 2018 and included changes to compensation, benefits, work rules, and other policies. For the year ended December 31, 2018, contract costs include the one-time $50 million ratification bonus and other negotiated contractual provisions related to our pilots' collective bargaining agreement. Union contract costs for the year ended December 31, 2019 include various one-time costs incurred to implement the provisions of the collective bargaining agreement into our IT systems.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2020.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2020. Ernst & Young LLP has issued their report which is included elsewhere herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Robin Hayes, age 54, is our Chief Executive Officer. He was promoted to Chief Executive Officer on February 16, 2015 and served as our President from January 2014 to May 2018. He joined JetBlue as its Chief Commercial Officer in 2008, after nineteen years at British Airways. In his last role at British Airways, Mr. Hayes served as Executive Vice President for The Americas and before that he served in a number of operational and commercial positions in the UK and Germany.
Joanna Geraghty, age 48, is our President and Chief Operating Officer. She was appointed to the position in May 2018. Ms. Geraghty joined JetBlue in 2005 and was most recently our Executive Vice President Customer Experience from 2014 to 2018. She served as Executive Vice President Chief People Officer from 2010 to 2014 and was previously the airline's Vice President and Associate General Counsel and Director of Litigation and Regulatory Affairs.
Steve Priest, age 50, is our Chief Financial Officer, a position he has held since February 2017. Mr. Priest joined JetBlue in August 2015 as our Vice President Structural Programs. Prior to JetBlue, he worked at British Airways from 1996 to 2015 where he served as Senior Vice President of the carrier’s North Atlantic joint venture business with American Airlines, Iberia, and Finnair, as well as several other leadership roles.
Brandon Nelson, age 46, is our General Counsel and Corporate Secretary. He was appointed to the position in November 2018. Mr. Nelson joined JetBlue in 2005 and previously served as Director, Corporate Counsel and Assistant Secretary before being promoted in 2009 to Vice President, Associate General Counsel. Prior to JetBlue, Mr. Nelson practiced corporate and business litigation law at firms in California and New York, including Shearman & Sterling LLP.
Eash Sundaram, age 49, was our Chief Digital & Technology Officer. Mr. Sundaram joined JetBlue in March 2012 as our Chief Information Officer. Prior to joining JetBlue, Mr. Sundaram served as the Chief Information Officer at Pall Corporation and has also held various leadership positions in the Healthcare and Supply Chain Management industries.
Mr. Sundaram retired from his role as our Chief Digital & Technology Officer effective February 2, 2021.
Scott Laurence, age 47, is our Head of Revenue and Planning. He was appointed to the role in June 2019 and joined JetBlue in 2008. Mr. Laurence oversees JetBlue's sales and revenue management organization, network planning, and operational planning & anlaysis. Prior to joinng JetBlue, Mr. Laurence served in various commercial roles at US Airways and United Airlines for 13 years.
Alexander Chatkewitz, age 56, is our Vice President and Chief Accounting Officer, a position he has held since December 2014. Prior to joining JetBlue, Mr. Chatkewitz worked at Philip Morris International, where he served as Vice President & Controller - Financial Reporting & Accounting Research since 2008. Prior to Phillip Morris, he served for a decade as Altria Group’s Vice President Assistant Controller - Financial Reporting & Consolidations. Mr. Chatkewitz also held positions at Marsh & McLennan Companies as well as the audit practice of Deloitte & Touche.
The other information required by this Item will be included in and is incorporated herein by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our 2020 fiscal year, or our 2021 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item will be included in and is incorporated herein by reference from our 2021 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The table below provides information relating to our equity compensation plans, including individual compensation arrangements, under which our common stock is authorized for issuance as of December 31, 2020, as adjusted for stock splits:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	2,852,358	$17.47	26,520,293
Equity compensation plans not approved by security holders	—	—	—
Total	2,852,358	$17.47	26,520,293
Warrants issued to the U.S. Department of Treasury under the government support programs discussed in Note 2 to our consolidated financial statements are not reflected in this table.
Refer to Note 8 to our consolidated financial statements for further information regarding the material features of the above plans.
Other information required by this Item will be included in and is incorporated herein by reference from our 2021 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in and is incorporated herein by reference from our 2021 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in and is incorporated herein by reference from our 2021 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial statements:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2020 and December 31, 2019
Consolidated Statements of Operations — For the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income — For the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows — For the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Stockholders’ Equity — For the years ended December 31, 2020, 2019 and 2018
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

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	March 2, 2021	By:	/s/ Alexander Chatkewitz
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

Signature	Capacity	Date

/s/ Robin Hayes	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2021
Robin Hayes

/s/ Steve Priest	Chief Financial Officer (Principal Financial Officer)	March 2, 2021
Steve Priest

/s/ Alexander Chatkewitz	Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)	March 2, 2021
Alexander Chatkewitz

/s/ B. Ben Baldanza	Director	March 2, 2021
B. Ben Baldanza

/s/ Peter Boneparth	Director	March 2, 2021
Peter Boneparth

/s/ Monte Ford	Director	March 2, 2021
Monte Ford

/s/ Virginia Gambale	Director	March 2, 2021
Virginia Gambale

/s/ Ellen Jewett	Director	March 2, 2021
Ellen Jewett

/s/ Robert Leduc	Director	March 2, 2021
Robert Leduc

/s/ Teri P. McClure	Director	March 2, 2021
Teri P. McClure

/s/ Sarah Robb O'Hagan	Director	March 2, 2021
Sarah Robb O'Hagan

/s/ Vivek Sharma	Director	March 2, 2021
Vivek Sharma

/s/ Thomas Winkelmann	Director	March 2, 2021
Thomas Winkelmann

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated May 20, 2016 (File No. 000-49728).

3.1(a)
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated May 14, 2020 and filed on May 20, 2020.

3.2	Amended and Restated Bylaws of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated May 14,2020 and file on May 20, 2020.

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

4.3(j)	Form of Series 2019-1 Equipment Notes (included in Exhibit 4.3(i))—incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated November 12, 2019.

4.3(k)†	Schedule I

4.3(l)
Trust Supplement No. 2020-1A, dated as of August 17, 2020, between JetBlue Airways Corporation and Wilmington Trust Company, as Class A Trustee, to the Pass Through Trust Agreement dated as of November 12, 2019—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020.

4.3(m)
Trust Supplement No. 2020-1B, dated as of August 17, 2020, between JetBlue Airways Corporation and Wilmington Trust Company, as Class B Trustee, to the Pass Through Trust Agreement dated as of November 12, 2019—incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020.

4.3(n)
Form of Pass Through Trust Certificate, Series 2020-1A (included in Exhibit A to Exhibits 4.3(l))-incorporated by reference to Exhibit A to Exhibit 4.2 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020.

4.3(o)
Form of Pass Through Trust Certificate, Series 2020-1B (included in Exhibit A to Exhibit 4.3(m))-incorporated by reference to Exhibit A to Exhibit 4.3 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020.

4.3(p)****
Intercreditor Agreement (2020-1), dated as of August 17, 2020, among JetBlue Airways Corporation, Wilmington Trust Company, as Trustee of the JetBlue Airways Pass Through Trust 2020-1A and the JetBlue Airways Pass Through Trust 2020-1B, Natixis S.A., acting through its New York Branch, as Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust Company, as Subordination Agent-incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020.

4.3(q)****
Revolving Credit Agreement (2020-1A), dated as of August 17, 2020, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of JetBlue Airways Pass Through Trust 2020-1A and as Borrower, and Natixis S.A., acting through its New York Branch, as Class A Liquidity Provider-incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020.

4.3(r)****
Revolving Credit Agreement (2020-1B), dated as of August 17, 2020, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of JetBlue Airways Pass Through Trust 2020-1B and as Borrower, and Natixis S.A., acting through its New York Branch, as Class B Liquidity Provider-incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020.

4.3(s)****, ††
Participation Agreement (N946JL), dated as of August 17, 2020, among JetBlue Airways Corporation, Wilmington Trust Company, as Pass Through Trustee under the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein-incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020.

4.3(t)****, ††
Indenture and Security Agreement (N946JL), dated as of August 17, 2020, between JetBlue Airways Corporation and Wilmington Trust Company, as Loan Trustee-incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020.

4.3(u)****, †††
Participation Agreement (N2002J), dated as of August 17, 2020, among JetBlue Airways Corporation, Wilmington Trust Company, as Pass Through Trustee under the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein-incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020.

4.3(v)****, †††
Indenture and Security Agreement (N2002J), dated as of August 17, 2020, between JetBlue Airways Corporation and Wilmington Trust Company, as Loan Trustee-incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020.

4.3(w)
Form of Series 2020-1 Equipment Notes (included in Exhibits 4.3.(t) and 4.3(v))-incorporated by reference to Exhibits 4.10 and 4.12 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020.

4.3(x)††
Schedule I (setting forth the details by which the documents referred to therein differ from the corresponding representative sample of documents included as Exhibits 4.3(s) and 4.3(t) with respect to Aircraft bearing Registration No. N946JL)-incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020.

4.3(y)†††
Schedule II (setting forth the details by which the documents referred to therein differ from the corresponding representative sample of documents included as Exhibits 4.3(u) and 4.3(v) with respect to Aircraft bearing Registration No. N2002J)-incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020.

4.3(z)
Trust Supplement No. 2019-1B, dated as of August 27, 2020, between JetBlue Airways Corporation and Wilmington Trust Company, as Class B Trustee, to the Pass Through Trust Agreement dated as of November 12, 2019-incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated August 27, 2020 and filed on August 28, 2020.

4.3(aa)
Form of Pass Through Trust Certificate, Series 2019-1B (included in Exhibit A to Exhibit 4.3(z))-incorporated by reference to Exhibit A to Exhibit 4.2 to our Current Report on Form 8-K dated August 27, 2020 and filed on August 28, 2020.

4.3(ab)****
Amended and Restated Intercreditor Agreement (2019-1), dated as of August 27, 2020, among JetBlue Airways Corporation, Wilmington Trust Company, as Trustee of the JetBlue Airways Pass Through Trust 2019-1AA, the JetBlue Airways Pass Through Trust 2019-1A and the JetBlue Airways Pass Through Trust 2019-1B, Crédit Agricole Corporate and Investment Bank, acting through its New York Branch, as Class AA Liquidity Provider, Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust Company, as Subordination Agent-incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated August 27, 2020 and filed on August 28, 2020.

4.3(ac)****
Revolving Credit Agreement (2019-1B), dated as of August 27, 2020, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of JetBlue Airways Pass Through Trust 2019-1B and as Borrower, and Crédit Agricole Corporate and Investment Bank, acting through its New York Branch, as Class B Liquidity Provider-incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated August 27, 2020 and filed on August 28, 2020.

4.3(ad)****, ††††
First Amendment to Participation Agreement (N976JT), dated as of August 27, 2020, among JetBlue Airways Corporation, Wilmington Trust Company, as Pass Through Trustee under the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein-incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated August 27, 2020 and filed on August 28, 2020.

4.3(ae)††††
First Amendment to Indenture and Security Agreement (N976JT), dated as of August 27, 2020, between JetBlue Airways Corporation and Wilmington Trust Company, as Loan Trustee-incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated August 27, 2020 and filed on August 28, 2020.

4.3(af)
Form of Series 2019-1 Equipment Notes (incorporated by reference to Exhibit 4.11 to our Form 8-K filed on November 12, 2019, as amended by Exhibit 4.7 to our Current Report on Form 8-K dated August 27, 2020 and filed on August 28, 2020).

4.3(ag)††††
Schedule I (setting forth the details by which the documents referred to therein differ from the corresponding representative sample of documents included as Exhibits 4.3(ad) and 4.3(ae) with respect to Aircraft bearing Registration No. N976JT)-incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated August 27, 2020 and filed on August 28, 2020.

4.4	Summary of Rights to Purchase Series A Participating Preferred Stock—incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

4.14
Warrant Agreement, dated as of April 23, 2020, between JetBlue Airways Corporation and the United States Department of the Treasury—incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

4.14(a)	Form of Warrant (incorporated by reference to Annex B to Exhibit 4.14)—incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

4.15
Warrant Agreement, dated as of September 29, 2020, between JetBlue Airways Corporation and the United States Department of the Treasury—incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

4.15(a)	Form of Warrant—incorporated by reference to Exhibit 4.1(a) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

4.16+	Warrant Agreement, dated as of January 15, 2021, between JetBlue Airways Corporation and the United States Department of the Treasury.

4.16(a)+	Form of Warrant (incorporated by reference to Annex B to Exhibit 4.16).

4.17+	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

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

10.15+	Form of Director/Officer Indemnification Agreement.

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

10.33(o)****
Amendment No. 14 to Airbus Family Purchase Agreement, dated as of May 4, 2020, between Airbus S.A.S. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

10.33(p)****, +	Amendment No. 15 to Airbus Family Purchase Agreement, dated as of October 8, 2020, between Airbus S.A.S. and JetBlue Airways Corporation.

10.35*	Amended and Restated JetBlue Airways Corporation 2011 Crewmember Stock Purchase Plan—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

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

10.36(b)****
Second Amendment, dated February 20, 2020, to the Amended and Restated Credit and Guaranty Agreement, dated as of April 6, 2017, among JetBlue Airways Corporation, as Borrower, the Subsidiaries of the Borrower party thereto as Guarantors, the Lenders party thereto and Citibank, N.A., as Administrative Agent—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

10.41(b)*
Amendment No. 2 to the Employment Agreement between JetBlue Airways Corporation and Robin Hayes, dated February 13, 2020—incorporated by reference to Exhibit 10.41(B) to our Current Report on From 8-K dated February 13, 2020.

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

10.46
Delayed Draw Term Loan Credit Agreement dated as of March 13, 2020 among JetBlue Airways Corporation, as Borrower, the subsidiaries of the Borrower party hereto, as Guarantors, the Lenders party hereto, and Morgan Stanley Senior Funding, Inc., as Administrative Agent—incorporated by reference to Exhibit 10.1 to our Current Report on From 8-K dated March 13, 2020.

10.47
Payroll Support Program Agreement, dated as of April 23, 2020, between JetBlue Airways Corporation and the United States Department of the Treasury—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

10.48
Promissory Note, dated as of April 23, 2020, issued by JetBlue Airways Corporation in the name of the United States of the Treasury—incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

10.49
Term Loan Credit Agreement dated as of June 17, 2020 among JetBlue Airways Corporation, as Borrower, the subsidiaries of the Borrower party hereto, as Guarantors, the Lenders party hereto, and Barclays Bank PLC, as Administrative Agent—incorporated by reference to Exhibit 10.1 to our Current Report on From 8-K dated June 17, 2020.

10.50*	JetBlue Airways Corporation 2020 Omnibus Equity Incentive Plan—incorporated by reference to Exhibit 10.31 to our Current Report on From 8-K dated May 14, 2020 and filed on May 20, 2020.

10.51*	JetBlue Airways Corporation 2020 Crewmember Stock Purchase Plan—incorporated by reference to Exhibit 10.35 to our Current Report on From 8-K dated May 14, 2020 and filed on May 20, 2020.

10.52*****
Loan and Guarantee Agreement, dated as of September 29, 2020, among JetBlue Airways Corporation, as Borrower, the Subsidiaries of JetBlue Airways Corporation party thereto from time to time, as Guarantors, the United States Department of the Treasury, as Lender, and The Bank of New York Mellon as Administrative Agent and Collateral Agent—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

10.52(a)+
Amendment, dated November 3, 2020, to Loan and Guarantee Agreement, dated as of September 29, 2020, among JetBlue Airways Corporation, as Borrower, the Subsidiaries of JetBlue Airways Corporation party thereto from time to time, as Guarantors, the United States Department of the Treasury, as Lender, and The Bank of New York Mellon as Administrative Agent and Collateral Agent.

10.53
Amended and Restated JetBlue Airways Corporation Severance Plan dated July 8, 2020—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

10.54****
Northeast Alliance Agreement, dated as of July 15, 2020, between JetBlue Airways Corporation and American Airlines, Inc.—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

10.54(a)****	First Amendment to the Northeast Alliance Agreement, dated as of September 11, 2020, between JetBlue Airways Corporation and American Airlines, Inc.

10.55****
Codeshare Agreement, dated as of July 15, 2020 between, JetBlue Airways Corporation and American Airlines, Inc.—incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

10.56****
Mutual Growth Incentive Agreement, dated as of July 15, 2020, between JetBlue Airways Corporation and American Airlines, Inc.—incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

10.57+	Payroll Support Program Agreement, dated as of January 15, 2021, between JetBlue Airways Corporation and the United States Department of the Treasury.

10.58+	Promissory Note, dated as of January 15, 2021, issued by JetBlue Airways Corporation in the name of the United States of the Treasury.

21.1+	List of Subsidiaries.

23+	Consent of Ernst & Young LLP.

31.1+	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2+	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32++	Section 1350 Certifications, furnished herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Pursuant to Instruction 2 to Item 601 of Regulation S-K, Exhibit 4.3(k) filed herewith contains a list of documents applicable to each Aircraft (other than Aircraft bearing Registration No. N976JT) that relate to the offering of the JetBlue Airways Pass Through Certificates, Series 2019-1, which documents are substantially identical to those which are filed herewith as Exhibits 4.3(h) and 4.3(i), except for the information identifying such Aircraft in question and various information relating to the principal amounts of the Equipment Notes relating to such Aircraft. Exhibit 4.3(k) sets forth the details by which such documents differ from the corresponding representative sample of documents filed herewith as Exhibits 4.3(h) and 4.3(i) with respect to Aircraft bearing Registration No. N976JT.

††
Pursuant to Instruction 2 to Item 601 of Regulation S-K, Exhibit 4.3(x), incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020, contains a list of documents applicable to each Aircraft (other than Aircraft bearing Registration No. N946JL) that relate to the offering of the JetBlue Airways Pass Through Certificates, Series 2020-1, which documents are substantially identical to those which were filed as Exhibits 4.9 and 4.10 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020, incorporated by reference herein, except for the information identifying such Aircraft in question and various information relating to the principal amounts of the Equipment Notes relating to such Aircraft. Exhibit 99.1 sets forth the details by which such documents differ from the corresponding representative sample of documents filed as Exhibits 4.9 and 4.10 with respect to Aircraft bearing Registration No. N946JL.

†††
Pursuant to Instruction 2 to Item 601 of Regulation S-K, Exhibit 4.3(y), incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020, contains a list of documents applicable to each Aircraft (other than Aircraft bearing Registration No. N2002J) that relate to the offering of the JetBlue Airways Pass Through Certificates, Series 2020-1, which documents are substantially identical to those which were filed as Exhibits 4.11 and 4.12 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020, incorporated by reference herein, except for the information identifying such Aircraft in question and various information relating to the principal amounts of the Equipment Notes relating to such Aircraft. Exhibit 99.2 sets forth the details by which such documents differ from the corresponding representative sample of documents filed as Exhibits 4.11 and 4.12 with respect to Aircraft bearing Registration No. N2002J.

††††
Pursuant to Instruction 2 to Item 601 of Regulation S-K, Exhibit 4.3(ag), incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K dated August 28, 2020 and filed on August 28, 2020, contains a list of documents applicable to each Aircraft (other than Aircraft bearing Registration No. N976JT) that relate to the offering of the JetBlue Airways Pass Through Certificates, Series 2019-1B, which documents are substantially identical to those which were filed as Exhibits 4.6 and 4.7 to our Current Report on Form 8-K dated August 28, 2020 and filed on August 28, 2020, incorporated by reference herein, except for the information identifying such Aircraft in question and various information relating to the principal amounts of the Equipment Notes relating to such Aircraft. Exhibit 99.3 sets forth the details by which such documents differ from the corresponding representative sample of documents filed as Exhibits 4.6 and 4.7 with respect to Aircraft bearing Registration No. N976JT.

+	Filed herewith

++	Furnished herewith

*	Compensatory plans in which the directors and executive officers of JetBlue participate.

**	Pursuant to a Confidential Treatment Request under Rule 24b-2 filed with and approved by the SEC, portions of this exhibit have been omitted.

***	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been provided separately to the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the Commission.

****	Information in this exhibit identified by brackets is confidential and has been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K because it (i) is not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

*****	Pursuant to Item 601(a)(5) of Regulation S-K, schedules have been omitted and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.

Financial Statement Schedule
JETBLUE AIRWAYS CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at beginning of period	Additions Charged to Costs and Expenses	Deductions		Balance at end of period
Year Ended December 31, 2020
Valuation allowance for deferred tax assets	$31	$38	$—		$69
Allowance for obsolete inventory parts	22	5	—		27
Allowance for doubtful accounts	1	6	5	(1)	2
Total	$54	$49	$5		$98
Year Ended December 31, 2019
Valuation allowance for deferred tax assets	$21	$10	$—		$31
Allowance for obsolete inventory parts	18	4	—		22
Allowance for doubtful accounts	1	6	6	(1)	1
Total	$40	$20	$6		$54
Year Ended December 31, 2018
Valuation allowance for deferred tax assets	$1	$20	$—		$21
Allowance for obsolete inventory parts	14	4	—		18
Allowance for doubtful accounts	1	6	6	(1)	1
Total	$16	$30	$6		$40

(1)Uncollectible accounts written off, net of recoveries.