Form 10-Q
period 2021-03-31
JETBLUE AIRWAYS CORP
filed 2021-04-30
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of March 31, 2021, there were 316,636,886 shares outstanding of the registrant’s common stock, par value $0.01.

JETBLUE AIRWAYS CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share data)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,358	$1,918
Investment securities	867	1,135
Receivables, less allowance (2021-$2; 2020-$2)	153	98
Inventories, less allowance (2021-$28; 2020-$27)	68	71
Prepaid expenses and other	162	123
Total current assets	3,608	3,345
PROPERTY AND EQUIPMENT
Flight equipment	10,466	10,256
Predelivery deposits for flight equipment	393	420
Total flight equipment and predelivery deposits, gross	10,859	10,676
Less accumulated depreciation	2,968	2,888
Total flight equipment and predelivery deposits, net	7,891	7,788
Other property and equipment	1,225	1,202
Less accumulated depreciation	610	591
Total other property and equipment, net	615	611
Total property and equipment, net	8,506	8,399
OPERATING LEASE ASSETS	772	804
OTHER ASSETS
Investment securities	—	2
Restricted cash	52	51
Intangible assets, net of accumulated amortization of $368 and $360, at 2021 and 2020, respectively.	243	261
Other	479	544
Total other assets	774	858
TOTAL ASSETS	$13,660	$13,406

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share data)

	March 31, 2021	December 31, 2020
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$375	$365
Air traffic liability	1,405	1,122
Accrued salaries, wages and benefits	413	409
Other accrued liabilities	363	215
Current operating lease liabilities	112	113
Current maturities of long-term debt and finance lease obligations	463	450
Total current liabilities	3,131	2,674
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS	4,619	4,413
LONG-TERM OPERATING LEASE LIABILITIES	725	752
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	826	922
Air traffic liability - non-current	573	616
Other	72	78
Total deferred taxes and other liabilities	1,471	1,616
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 475 and 474 shares issued and 317 and 316 shares outstanding at March 31, 2021 and December 31, 2020, respectively	5	5
Treasury stock, at cost; 158 and 158 shares at March 31, 2021 and December 31, 2020, respectively	(1,987)	(1,981)
Additional paid-in capital	2,975	2,959
Retained earnings	2,721	2,968
Accumulated other comprehensive income	—	—
Total stockholders’ equity	3,714	3,951
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,660	$13,406

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share data)

	Three Months Ended March 31,
	2021	2020
OPERATING REVENUES
Passenger	$670	$1,511
Other	63	77
Total operating revenues	733	1,588
OPERATING EXPENSES
Aircraft fuel and related taxes	193	365
Salaries, wages and benefits	521	601
Landing fees and other rents	115	112
Depreciation and amortization	125	139
Aircraft rent	25	21
Sales and marketing	23	53
Maintenance, materials and repairs	104	160
Other operating expenses	210	269
Special items	(289)	202
Total operating expenses	1,027	1,922
OPERATING LOSS	(294)	(334)
OTHER INCOME (EXPENSE)
Interest expense	(58)	(25)
Capitalized interest	3	3
Interest income and other	2	2
Total other income (expense)	(53)	(20)
LOSS BEFORE INCOME TAXES	(347)	(354)
Income tax benefit	(100)	(86)
NET LOSS	$(247)	$(268)

LOSS PER COMMON SHARE:
Basic	$(0.78)	$(0.97)
Diluted	$(0.78)	$(0.97)

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in millions)

	Three Months Ended March 31,
	2021	2020
NET LOSS	$(247)	$(268)
Changes in fair value of derivative instruments, net of reclassifications into earnings, net of deferred taxes of $0 and $3 in 2021 and 2020, respectively	—	(8)
Total other comprehensive loss	—	(8)
COMPREHENSIVE LOSS	$(247)	$(276)

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(247)	$(268)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(97)	(83)
Impairment of long-lived assets	—	202
Depreciation	117	127
Amortization	8	12
Stock-based compensation	8	9
Changes in certain operating assets and liabilities	304	129
Deferred federal payroll support program grants	87	—
Other, net	(3)	(4)
Net cash provided by operating activities	177	124
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(211)	(314)
Predelivery deposits for flight equipment	(6)	(53)
Purchase of available-for-sale securities	—	(207)
Proceeds from the sale of available-for-sale securities	270	395
Other, net	(1)	—
Net cash provided by (used in) investing activities	52	(179)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	855	—
Proceeds from short-term borrowings	—	983
Proceeds from issuance of stock warrants	8	—
Repayment of long-term debt and finance lease obligations	(644)	(102)
Acquisition of treasury stock	(6)	(166)
Other, net	(1)	(1)
Net cash provided by financing activities	212	714
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	441	659
Cash, cash equivalents and restricted cash at beginning of period	1,969	1,018
Cash, cash equivalents and restricted cash at end of period(1)	$2,410	$1,677

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest (net of amount capitalized)	$37	$18
Cash payments for income taxes (net of refunds)	—	1

NON-CASH TRANSACTIONS
Operating lease assets obtained in exchange for operating lease liabilities	$—	$2

(1) Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:

	March 31, 2021	March 31, 2020
Cash and cash equivalents	$2,358	$1,618
Restricted cash	52	59
Total cash, cash equivalents and restricted cash	$2,410	$1,677
See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in millions)

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2020	474	$5	158	$(1,981)	$2,959	$2,968	$—	$3,951
Net loss	—	—	—	—	—	(247)	—	(247)
Other comprehensive income	—	—	—	—	—	—	—	—
Vesting of restricted stock units	1	—	—	(6)	—	—	—	(6)
Stock compensation expense	—	—	—	—	8	—	—	8
Warrants issued under federal support programs	—	—	—	—	8	—	—	8
Balance at March 31, 2021	475	$5	158	$(1,987)	$2,975	$2,721	$—	$3,714

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	427	$4	145	$(1,782)	$2,253	$4,322	$2	$4,799
Net loss	—	—	—	—	—	(268)	—	(268)
Other comprehensive loss	—	—	—	—	—	—	(8)	(8)
Vesting of restricted stock units	1	—	—	(6)	—	—	—	(6)
Stock compensation expense	—	—	—	—	9	—	—	9
Shares repurchased	—	—	13	(192)	32	—	—	(160)
Balance at March 31, 2020	428	$4	158	$(1,980)	$2,294	$4,054	$(6)	$4,366

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1—Summary of Significant Accounting Policies
Basis of Presentation
JetBlue Airways Corporation, or JetBlue, provides air transportation services across the United States, the Caribbean and Latin America. Our condensed consolidated financial statements include the accounts of JetBlue and our subsidiaries which are collectively referred to as “we” or the “Company”. All majority-owned subsidiaries are consolidated on a line by line basis, with all intercompany transactions and balances being eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with our 2020 audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, or our 2020 Form 10-K.
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
Available-for-sale investment securities. Our available-for-sale investment securities include investments such as time deposits and convertible debt securities. The fair values of these instruments are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the fair value hierarchy. We did not record any material gains or losses on these securities during the three months ended March 31, 2021 or 2020. Refer to Note 8 to our condensed consolidated financial statements for an explanation of the fair value hierarchy structure.
Held-to-maturity investment securities. We did not have any held-to-maturity investments as of March 31, 2021 and December 31, 2020. We did not record any significant gains or losses on these securities during the three months ended March 31, 2021 or 2020.
The aggregate carrying values of our short-term and long-term investment securities consisted of the following at March 31, 2021 and December 31, 2020 (in millions):

	March 31, 2021	December 31, 2020
Available-for-sale securities
Time deposits	$860	$1,130
Debt securities	7	7
Total available-for-sale securities	867	1,137
Total investment securities	$867	$1,137
Other Investments
Our wholly-owned subsidiary, JetBlue Technology Ventures, LLC, or JTV, has equity investments in emerging companies which do not have readily determinable fair values. In accordance with Accounting Standards Update ("ASU") 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, we account for these investments using a measurement alternative which allows entities to measure these investments at cost, less any impairment, adjusted for changes from observable price changes in orderly transactions for identifiable or similar investments of the same issuer. The carrying amount of these investments was $45 million and $40 million as of March 31, 2021 and December 31, 2020, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

We have an approximate 10% ownership interest in the TWA Flight Center Hotel at John F. Kennedy International Airport and it is also accounted for under the measurement alternative. The carrying amount of this investment was $14 million as of March 31, 2021 and December 31, 2020.
Equity Method Investments
Investments in which we can exercise significant influence are accounted for using the equity method in accordance with Topic 323, Investments - Equity Method and Joint Ventures of the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification (the "Codification"). The carrying amount of our equity method investments was $33 million and $34 million as of March 31, 2021 and December 31, 2020, respectively, and is included within other assets on our consolidated balance sheets.

Recently Adopted Accounting Standards
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update eliminates, clarifies, and modifies certain guidance related to the accounting for income taxes. We adopted the requirements of ASU 2019-12 as of January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on our condensed consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt —Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"). This update simplifies the accounting for certain convertible instruments by removing the separation models for convertible debt with a cash conversion feature and for convertible instruments with a beneficial conversion feature. As a result, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, this update amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The treasury stock method is no longer available. Entities may adopt the requirements of ASU 2020-06 using either a full or modified retrospective approach, and it is effective for interim and annual reporting periods beginning after December 15, 2021. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2020. We adopted the requirements of ASU 2020-06 as of January 1, 2021. The adoption did not have an impact on our condensed consolidated financial statements as we did not have any convertible instruments outstanding as of December 31, 2020. As discussed in Note 2 to our condensed consolidated financial statements, in March 2021, we completed a private offering for $750 million of 0.50% convertible notes due 2026. We evaluated the conversion feature of this note offering for embedded derivatives in accordance with ASC 815, Derivatives and Hedging, and the substantial premium model in accordance with ASC 470, Debt. Based on our assessment, we concluded that separate accounting for the conversion feature of this note offering is not required. The carrying value of this convertible note was included within long-term debt and finance lease obligations on our consolidated balance sheet as of March 31, 2021.

Note 2— Revenue Recognition
The Company categorizes the revenues received from contracts with its customers by revenue source as we believe it best depicts the nature, amount, timing, and uncertainty of our revenue and cash flow. The following table provides the revenues recognized by revenue source for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
Passenger revenue
Passenger travel	$625	$1,408
Loyalty revenue - air transportation	45	103
Other revenue
Loyalty revenue	45	51
Other revenue	18	26
Total revenue	$733	$1,588
TrueBlue® is our customer loyalty program designed to reward and recognize our customers. TrueBlue® points earned from ticket purchases are presented as a reduction to Passenger travel within passenger revenue. Amounts presented in Loyalty

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

revenue - air transportation represent the revenue recognized when TrueBlue® points have been redeemed and the travel has occurred.
Contract Liabilities
Our contract liabilities primarily consist of ticket sales for which transportation has not yet been provided, unused credits available to customers, and outstanding loyalty points available for redemption (in millions):

	March 31, 2021	December 31, 2020
Air traffic liability - passenger travel	$1,184	$964
Air traffic liability - loyalty program (air transportation)	758	733
Deferred revenue	36	41
Total	$1,978	$1,738
During the three months ended March 31, 2021 and 2020, we recognized passenger revenue of $237 million and $636 million respectively, that was included in passenger travel liability at the beginning of the respective periods.
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
In response to the impact of COVID-19 on air travel, we extended the expiration dates for travel credits issued from February 27 through June 30, 2020 to a 24 month period. Accordingly, any revenue associated with these travel credits, which are deferred in air traffic liability, will be recognized within 24 months. Based on our customers' behaviors and estimates of breakage, we expect $18 million of the outstanding travel credits at March 31, 2021 will be recognized into revenue beyond 12 months. We have, accordingly, reclassified this amount to air traffic liability - non-current on our consolidated balance sheets. Given the change in contract duration, our estimates of revenue from unused tickets may be subject to variability and differ from historical experience.
TrueBlue® points are combined in one homogeneous pool and are not separately identifiable. As such, the revenue is comprised of the points that were part of the air traffic liability balance at the beginning of the period as well as points that were issued during the period.
In April 2020, we executed a pre-purchase arrangement of TrueBlue® points with our co-brand credit card partner for $150 million. The funds have been fully applied to point purchases as of March 31, 2021.
The table below presents the activity of the current and non-current air traffic liability for our loyalty program, and includes points earned and sold to participating companies for the three months ended March 31, 2021 and 2020 (in millions):

Balance at December 31, 2020	$733
TrueBlue® points redeemed	(45)
TrueBlue® points earned and sold	70
Balance at March 31, 2021	$758

Balance at December 31, 2019	$661
TrueBlue® points redeemed	(103)
TrueBlue® points earned and sold	98
Balance at March 31, 2020	$656
The timing of our TrueBlue® point redemptions can vary; however, the majority of our points are redeemed within approximately three years of the date of issuance.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3—Long-term Debt, Short-term Borrowings and Finance Lease Obligations
During the three months ended March 31, 2021, we made principal payments of $644 million on our outstanding debt and finance lease obligations.
We had pledged aircraft, engines, other equipment, and facilities with a net book value of $6.8 billion at March 31, 2021 as security under various financing arrangements.
At March 31, 2021, scheduled maturities of our long-term debt and finance lease obligations were $351 million for the remainder of 2021, $419 million in 2022, $629 million in 2023, $955 million in 2024, $305 million in 2025, and $2.4 billion thereafter.
The carrying amounts and estimated fair values of our long-term debt, net of debt acquisition costs, at March 31, 2021 and December 31, 2020 were as follows (in millions):

	March 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value(2)	Carrying Value	Estimated Fair Value(2)
Public Debt
Fixed rate special facility bonds, due through 2036	$42	$46	$42	$45
Fixed rate enhanced equipment notes:
2019-1 Series AA, due through 2032	560	456	560	440
2019-1 Series A, due through 2028	175	155	174	152
2019-1 Series B, due through 2027	107	140	107	139
2020-1 Series A, due through 2032	627	676	627	658
2020-1 Series B, due through 2028	170	226	170	223
Non-Public Debt
Fixed rate enhanced equipment notes, due through 2023	100	101	114	116
Fixed rate equipment notes, due through 2028	841	829	891	1,017
Floating rate equipment notes, due through 2028	140	133	152	144
Floating rate term loan credit facility, due through 2024	695	754	702	759
Unsecured CARES Act Payroll Support Program loan, due through 2030	259	214	259	207
Secured CARES Act Loan, due through 2025	104	106	104	104
Citibank line of credit, due through 2023	—	—	546	533
2020 sale-leaseback transactions, due through 2024	351	388	352	393
Unsecured Consolidated Appropriations Act Payroll Support Program Extension loan, due through 2031	121	100	—	—
0.50% convertible senior notes due 2026	734	659	—	—
Total(1)	$5,026	$4,983	$4,800	$4,930
(1) Total excludes finance lease obligations of $56 million and $63 million at March 31, 2021 and December 31, 2020, respectively.
(2) The estimated fair values of our publicly held long-term debt are classified as Level 2 in the fair value hierarchy. The fair values of our enhanced equipment notes and our special facility bonds were based on quoted market prices in markets with low trading volumes. The fair value of our non-public debt was estimated using a discounted cash flow analysis based on our borrowing rates for instruments with similar terms and therefore classified as Level 3 in the fair value hierarchy. The fair values of our other financial instruments approximate their carrying values. Refer to Note 8 to our condensed consolidated financial statements for an explanation of the fair value hierarchy structure.

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
Unsecured Consolidated Appropriations Act Payroll Support Program Extension Loan
On January 15, 2021, we entered into a Payroll Support Program Extension Agreement (the "PSP Extension Agreement") with the United States Department of the Treasury ("Treasury") governing our participation in the federal Payroll Support Program for passenger air carriers under the United States Consolidated Appropriations Act, 2021 (the “Payroll Support Program 2"). In the first quarter of 2021, Treasury provided us with total payments of $504 million (the "Payroll Support 2 Payments") under the program, consisting of $383 million in grants and $121 million in unsecured term loans. The loans have a 10-year term and bear interest on the principal amount outstanding at an annual rate of 1.00% until January 15, 2026, and the applicable Secured Overnight Financing Rate ("SOFR") plus 2.00% thereafter until January 15, 2031. In consideration for the Payroll Support 2 Payments, we issued warrants to purchase approximately 0.8 million shares of our common stock to the Treasury at an exercise price of $14.43 per share. The warrants will expire five years after issuance and will be exercisable either through net cash settlement or net share settlement, at our option, in whole or in part at any time. In accordance with the PSP Extension Agreement, we are required to comply with the relevant provisions of the Payroll Support Program 2 which, among other things, includes the following: the requirement to use the Payroll Support 2 Payments exclusively for the continuation of payment of crewmember wages, salaries and benefits; the prohibition on involuntary furloughs and reductions in crewmember pay rates and benefits through March 31, 2021; the requirement that certain levels of commercial air service be maintained until March 1, 2022; the prohibitions on share repurchases and the payment of common stock dividends; and restrictions on the payment of certain executive compensation until October 1, 2022.
The carrying value relating to the payroll support extension grants are recorded within other accrued liabilities and are recognized as a contra-expense within special items on our consolidated statements of operations as the funds are utilized. The relative fair value of the warrants, estimated to be $8 million, are recorded within additional paid-in capital and reduced the total carrying value of the grants to $375 million. Proceeds from the payroll support extension grants and from the issuance of warrants are classified within operating activities and financing activities, respectively, on our condensed consolidated statements of cash flows. As of March 31, 2021, the carrying value of our payroll support extension grants received under Payroll Support Program 2 was approximately $87 million.
The carrying value relating to the unsecured term loans is recorded within long-term debt and finance lease obligations on our consolidated balance sheets. The proceeds from the loans were classified as financing activities on our condensed consolidated statement of cash flows.
On April 29, 2021, Treasury provided us an additional payment of $76 million (the "Additional Payroll Support 2 Payment"), consisting of $53 million in grants and $23 million in an unsecured term loan under the PSP Extension Agreement. In consideration for the Additional Payroll Support 2 Payment, we issued warrants to Treasury to purchase approximately 0.2 million additional shares of our common stock at an exercise price of $14.43 per share (the "Additional Payroll Support 2 Warrants"). The terms of the unsecured term loan and additional warrants are identical to those issued in the first quarter of 2021 under the Payroll Support Program 2 as described above.
0.50% Convertible Senior Notes due 2026
In March 2021, we completed a private offering for $750 million of 0.50% convertible notes due 2026. The notes are general unsecured senior obligations and will rank equal in right of payment with all of our existing and future senior unsecured indebtedness and senior in right of payment to our existing and future subordinated debt. The notes will effectively rank junior in right of payment to any of our existing and future secured indebtedness to the extent of the value of the assets securing such

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

indebtedness and are structurally subordinated to all of our indebtedness and other liabilities. The net proceeds from this offering were approximately $734 million.
Holders of the notes may convert them into shares of our common stock prior to January 1, 2026 only under certain circumstances (such as upon the satisfaction of the sale price condition, the satisfaction of the trading price condition, notice of redemption, or specified corporate events) and thereafter at any time at a rate of 38.5802 shares of common stock per $1,000 principal amount of notes, which corresponds to an initial conversion price of approximately $25.92 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events, including, but not limited to, the issuance of certain stock dividends on common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness or assets, cash dividends and certain issuer tender or exchange offers.
Upon conversion, the notes will be settled in cash up to the aggregate principal amount of the notes to be converted and, at our election, in shares of our common stock, cash or a combination of cash and shares of our common stock in respect of the remainder, if any, of our conversion obligation.
We are not required to redeem or retire the notes periodically. We may, at our option, redeem any of the notes for cash at a redemption price of 100% of their principal amount, plus accrued and unpaid interest at any time on or after April 1, 2024 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide a notice of redemption to the holders.
As discussed in Note 1 to our condensed consolidated financial statements, we early adopted the provisions of ASU 2020-06. Accordingly, we evaluated the conversion feature of this note offering for embedded derivative in accordance with ASC 815, Derivatives and Hedging, and the substantial premium model in accordance with ASC 470, Debt. Based on our assessment, separate accounting for the conversion feature of this note offering is not required.
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
The interest rate on our outstanding balance was 6.25% as of March 31, 2021.
The Coronavirus Aid, Relief, and Economic Security (CARES) Act
On March 27, 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). Under the CARES Act, assistance was made available to the aviation industry in the form of direct payroll support (the "Payroll Support Program") and secured loans (the "Loan Program").
Unsecured CARES Act Payroll Support Program Loan
On April 23, 2020, we entered into a Payroll Support Program Agreement (the "PSP Agreement") under the CARES Act with the Treasury governing our participation in the Payroll Support Program. Under the Payroll Support Program, Treasury provided us with payments which totaled $963 million (the "Payroll Support Payments") consisting of $704 million in grants and $259 million in unsecured term loans. The loans have a 10-year term and bear interest on the principal amount outstanding at an annual rate of 1.00% until April 23, 2025, and the applicable SOFR plus 2.00% thereafter until April 23, 2030. The principal amount may be repaid at any time prior to maturity at par. As part of the agreement, JetBlue issued to the Treasury warrants to acquire more than 2.7 million shares of our common stock under the program at an exercise price of $9.50 per share. The warrants expire five years after issuance.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The carrying value relating to the payroll support grants was recorded within other accrued liabilities and was recognized as a contra-expense within special items on our consolidated statements of operations as the funds were utilized. The relative fair value of the warrants, estimated to be $19 million, was recorded within additional paid-in capital and reduced the total carrying value of the grants to $685 million. Proceeds from the payroll support grants and from the issuance of warrants were classified within operating activities and financing activities, respectively, on our condensed consolidated statements of cash flows. Our funding from the payroll support grants under the CARES Act were fully utilized as of December 31, 2020.
The carrying value relating to the unsecured term loans is recorded within long-term debt and finance lease obligations on our consolidated balance sheets. The proceeds from the loans were classified as financing activities on our condensed consolidated statement of cash flows.
Secured CARES Act Loan Program
Under the CARES Act Loan Program, JetBlue has the ability to borrow up to a total of approximately $1.9 billion from the Treasury. If we accept the full amount of the loan, we will issue warrants to purchase approximately 20.5 million shares of our common stock to the Treasury. Any amount received under the CARES Act Loan Program will be subject to the relevant provisions of the CARES Act, including many of those described above under the Payroll Support Program.
Unless otherwise terminated early, all borrowings under the CARES Act Loan Program are due and payable on the fifth anniversary of the initial borrowing date. Borrowings bear interest at a variable rate equal to LIBOR (or another rate based on certain market interest rates, plus a margin of 1% per annum, in each case with a floor of 0%), plus a margin of 2.75% per annum. Our obligations under the CARES Act Loan Program are secured by liens on (i) certain eligible aircraft and engine collateral, (ii) certain loyalty program assets, including JetBlue's rights in certain loyalty program agreements, loyalty program data and intellectual property, and (iii) certain cash accounts (collectively, the "Collateral"). Under the terms of the CARES Act Loan Program, we may also pledge eligible spare parts, slots, gates and routes, and additional aircraft, real property, ground support equipment, flight simulators and equity interests. The CARES Act Loan Program includes affirmative and negative covenants that restrict our ability to, among other things, dispose of Collateral, merge, consolidate or sell assets, incur certain additional indebtedness or pay certain dividends. In addition, we are required to maintain unrestricted cash and cash equivalents and unused commitments available under all revolving credit facilities aggregating not less than $550 million and to maintain a minimum ratio of the borrowing base of the Collateral (determined as the sum of a specified percentage of the appraised value of each type of Collateral) to outstanding obligations under the CARES Act Loan Program of not less than 1.6 to 1.0. If we do not meet the minimum collateral coverage ratio, we must either provide additional Collateral to secure our obligations under the CARES Act Loan Program or repay the loans by an amount necessary to maintain compliance with the collateral coverage ratio. The CARES Act Loan Program contains events of default customary for similar financings. Upon the occurrence of an event of default, the outstanding obligations under the CARES Act Loan Program may be accelerated and become due and payable immediately. In addition, if certain change of control events occur with respect to JetBlue, we will be required to prepay the loans in full under the CARES Act Loan Program.
We entered into a loan and guarantee agreement (the "Loan Agreement") with the Treasury with a borrowing capacity of $1.1 billion and made an initial drawing of $115 million under the CARES Act Loan Program on September 29, 2020. In connection with this initial drawing, we entered into a warrant agreement with Treasury, pursuant to which we issued to Treasury warrants to purchase approximately 1.2 million shares of our common stock at an exercise price of $9.50 per share.
On November 3, 2020, we amended and restated the Loan Agreement and increased JetBlue's borrowing capacity from approximately $1.1 billion to approximately $1.9 billion.
On January 15, 2021, we entered into a letter agreement with Treasury which provided an extension of the Loan Agreement allowing us the option to access the remaining borrowing capacity through May 28, 2021.
As of March 31, 2021, $115 million remained outstanding under the Loan Agreement.
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
We did not execute any sale-leaseback transactions in the first quarter of 2021.
Citibank Line of Credit
We have a revolving Credit and Guaranty Agreement with Citibank N.A. as the administrative agent, for up to $550 million. The term of the facility runs through August 2023. Borrowings under the Credit and Guaranty Agreement bear interest at a variable rate equal to LIBOR, plus a margin. The Credit and Guaranty Agreement was previously secured by Slots at John F. Kennedy International Airport, LaGuardia Airport, and Reagan National Airport, as well as certain other assets. Slots are rights to take-off or land at a specific airport during a specific time period during the day and a means by which airport capacity and congestion can be managed. On May 29, 2020, we exercised our pre-existing right and removed the Slots from the collateral pool to the facility. In exchange for the Slots, we added unencumbered aircraft, simulators, and certain other assets as permitted thereunder. The Credit and Guaranty Agreement includes covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under revolving credit facilities. In addition, the covenants restrict our ability to, among other things, dispose of certain collateral, or merge, consolidate, or sell assets.
We borrowed the full amount of $550 million under this revolving credit facility on April 22, 2020.
We repaid the full balance of this facility in the first quarter of 2021.
Short-term
Morgan Stanley Line of Credit
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon LIBOR, plus a margin. As of and for the periods ended March 31, 2021 and December 31, 2020, we did not have a balance outstanding or any borrowings under this line of credit.

Note 4—Loss Per Share
Basic earnings per share is calculated by dividing net (loss) income by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated similarly but includes potential dilution from restricted stock units, the Crewmember Stock Purchase Plan, convertible notes, and any other potentially dilutive instruments using the treasury stock and if-converted methods. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounts were 3.5 million and 2.0 million for the three months ended March 31, 2021 and 2020, respectively.
The following table shows how we computed basic and diluted earnings per common share for the three months ended March 31, 2021 and 2020 (dollars and share data in millions):

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(247)	$(268)

Weighted average basic shares	316.3	277.2
Effect of dilutive securities	—	—
Weighted average diluted shares	316.3	277.2

Loss per common share
Basic	$(0.78)	$(0.97)
Diluted	$(0.78)	$(0.97)
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

Note 5—Crewmember Retirement Plan
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
Our pilots receive a non-elective Company contribution of 15% of eligible pilot compensation per the terms of the collective bargaining agreement between JetBlue and the Air Line Pilots Association, or ALPA, in lieu of the above 401(k) Company matching contribution, Retirement Plus, and Retirement Advantage contributions. Refer to Note 6 to our condensed consolidated financial statements for additional information. The Company's non-elective contribution of 15% of eligible pilot compensation vests after three years of service.
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
Total 401(k) company match, Retirement Plus, Retirement Advantage, pilot retirement contribution, and profit sharing expensed for the three months ended March 31, 2021 and 2020 was $48 million and $52 million, respectively.

Note 6—Commitments and Contingencies
Flight Equipment Commitments
As of March 31, 2021, our firm aircraft orders consisted of 69 Airbus A321neo aircraft and 69 Airbus A220 aircraft, scheduled for delivery through 2027. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits as of March 31, 2021 is approximately $0.7 billion for the remainder of 2021, $0.8 billion in 2022, $1.6 billion in 2023, $1.8 billion in 2024, $1.2 billion in 2025, and $1.6 billion thereafter.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In October 2019, the Office of the U.S. Trade Representative announced a 10% tariff on new commercial aircraft and related parts imported from certain European Union member states, which include aircraft and other parts we are already contractually obligated to purchase, including those noted above. The U.S. Trade Representative increased the tariff to 15% effective March 2020. In March 2021, the U.S. Trade Representative announced a four-month suspension of the tariff. We continue to work with our business partners, including Airbus, to evaluate the potential financial and operational impact on our future aircraft deliveries, including after the suspension is lifted. The continued imposition of the tariff could substantially increase the cost of new Airbus aircraft and parts.
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
As of March 31, 2021, we had approximately $26 million in assets serving as collateral for letters of credit relating to a certain number of our leases. These are included in restricted cash and expire at the end of the related lease terms. Additionally, we had approximately $25 million pledged related to our workers' compensation insurance policies and other business partner agreements, which will expire according to the terms of the related policies or agreements.
Amid the COVID-19 pandemic, we reached an Agreement in Principle with ALPA to avoid involuntary furloughs of our pilots through at least October 1, 2021 in exchange for short-term changes to the collective bargaining agreement.
In April 2018, JetBlue inflight crewmembers elected to be solely represented by the Transport Workers Union of America, or TWU. The National Mediation Board, or NMB, certified the TWU as the representative body for JetBlue inflight crewmembers. In November 2020, our inflight crewmembers voted to reject the tentative collective bargaining agreement between JetBlue and the TWU. We are currently working with the TWU to determine next steps.
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
Aircraft Fuel Derivatives
We attempt to obtain cash flow hedge accounting treatment for each fuel derivative that we enter into. This treatment is provided for under ASC 815, Derivatives and Hedging which allows for gains and losses on qualifying hedges to be deferred until the underlying planned jet fuel consumption occurs, rather than recognizing the gains and losses on these instruments into earnings during each period they are outstanding. When the underlying jet fuel is consumed and the related derivative contract settles, any gain or loss previously recorded in other comprehensive income is recognized in aircraft fuel expense. If a hedge does not qualify for hedge accounting, the periodic changes in its fair value are recognized in interest income and other. All cash flows related to our fuel hedging derivatives are classified as operating cash flows.
Our current approach to fuel hedging is to enter into hedges on a discretionary basis without a specific target of hedge percentage needs. We view our hedge portfolio as a form of insurance to help mitigate the impact of price volatility and protect us against severe spikes in oil prices, when possible.
We did not have any fuel hedging contracts outstanding as of March 31, 2021 or December 31, 2020.
The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

	Three Months Ended March 31,
	2021	2020
Fuel derivatives
Hedge effectiveness losses recognized in aircraft fuel expense	$—	$2
Losses on derivatives resulting from the discontinuance of hedge accounting recognized in interest income and other	—	2
Hedge losses on derivatives recognized in comprehensive income	—	11
Percentage of actual consumption economically hedged	—%	22%
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
There were no offsetting derivative instruments as of March 31, 2021 or December 31, 2020.

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
The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of March 31, 2021 and December 31, 2020 (in millions):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,240	$270	$—	$1,510
Available-for-sale investment securities	—	867	—	867

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,330	$130	$—	$1,460
Available-for-sale investment securities	—	1,137	—	1,137
Refer to Note 3 to our condensed consolidated financial statements for fair value information related to our outstanding debt obligations as of March 31, 2021 and December 31, 2020.
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
Available-for-sale investment securities
Our available-for-sale investment securities include investments such as time deposits and convertible debt securities. The fair values of these instruments are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. We did not record any material gains or losses on these securities during the three months ended March 31, 2021 and 2020.

Note 9—Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives which qualify for hedge accounting. A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the three

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

months ended March 31, 2021 and 2020 is as follows (in millions):

	Aircraft Fuel Derivatives(1)(2)	Total
Balance of accumulated income, at December 31, 2020	$—	$—
Reclassifications into earnings, net of deferred taxes of $0	—	—
Change in fair value, net of deferred taxes of $0	—	—
Balance of accumulated income, at March 31, 2021	$—	$—

Balance of accumulated income, at December 31, 2019	$2	$2
Reclassifications into earnings, net of deferred taxes $(1)	3	3
Change in fair value, net of deferred taxes of $4	(11)	(11)
Balance of accumulated (loss), at March 31, 2020	$(6)	$(6)
(1) Reclassified to aircraft fuel expense.
(2) In 2020, we made several capacity reductions in response to the COVID-19 pandemic. These capacity reductions led to the discontinuance of hedge accounting on a number of our aircraft fuel derivatives as the forecasted consumption of aircraft fuel was no longer probable. Losses of $2 million that were previously deferred in other comprehensive loss were reclassified to interest income and other during the three months ended March 31, 2020.

Note 10—Special Items
The following is a listing of special items presented on our consolidated statements of operations for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
Special Items
Federal payroll support grant recognition(1)	$(288)	$—
CARES Act employee retention credit(2)	(1)	—
Fleet impairment(3)	—	202
Total	$(289)	$202
(1) As discussed in Note 3 to our condensed consolidated financial statements, we entered into a PSP Extension Agreement with the Treasury governing our participation in the federal Payroll Support Program for air carriers under the United States Consolidated Appropriations Act, 2021. In the first quarter of 2021, Treasury provided us with payroll support funding totaling $504 million, consisting of $383 million in grants and $121 million in unsecured term loans. The payroll support funds are to be used exclusively for the continuation of payment of crewmember wages, salaries and benefits. The carrying value of the payroll support extension grants is recorded within other liabilities and will be recognized as a contra-expense within special items on our consolidated statements of operations as the funds are utilized. We utilized $288 million of the payroll support extension grants for the three months ended March 31, 2021.
(2) The Employee Retention Credit ("ERC") under the CARES Act is a refundable tax credit which encourages business to keep employees on the payroll during the COVID-19 pandemic. Eligible employers can qualify for up to $5,000 of credit for each employee based on qualified wages paid after March 12, 2020 and before January 1, 2021. Qualified wages are the wages paid to an employee for the time that the employee is not providing services due to an economic hardship, specifically, either (1) a full or partial suspension of operations by order of a governmental authority due to COVID-19, or (2) a significant decline in gross receipts. Our policy is to recognize the ERC when it is filed with the Internal Revenue Services. We recognized $1 million of ERC as a contra-expense within special items on our consolidated statements of operations for the three months

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

ended March 31, 2021.
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
Our operations were adversely impacted by the unprecedented decline in demand for travel caused by the COVID-19 pandemic. To determine if impairment exists in our fleet, we grouped our aircraft by fleet-type and estimated their future cash flows based on projections of capacity, aircraft age, maintenance requirements, and other relevant conditions. Based on the assessment, we determined the future cash flows from the operation our Embraer E190 fleet were lower than the carrying value. For those aircraft, including the ones that are under operating lease, and related spare parts in our Embraer E190 fleet, we recorded an impairment loss of $202 million for the three months ended March 31, 2020. These losses represent the difference between the book value of these assets and their fair value. We estimated the fair value of our Embraer E190 fleet using third party valuations and considered specific circumstances such as aircraft age, maintenance requirements and condition, and therefore classified as Level 3 in the fair value hierarchy. We evaluated the remaining fleet and determined the future cash flows of our Airbus A320 and Airbus A321 fleet exceeded their carrying value as of March 31, 2020.
No impairment loss was recorded for the three months ended March 31, 2021 as the book value of our fleet reflected their fair value as of March 31, 2021.
As the extent of the ongoing impact from the COVID-19 pandemic remains uncertain, we will update our assessment as new information becomes available.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
The COVID-19 pandemic continues to have a material adverse impact on our operating revenues and financial position. Although we began seeing signs of recovery in the first quarter of 2021, demand for air travel remains significantly lower than pre-pandemic levels.
First Quarter 2021 Results
•First quarter system capacity decreased by 39.0% year over year.
•Revenue for the first quarter of 2021 decreased by $855 million to $733 million.
•Operating revenue per available seat mile (RASM) for the three months ended March 31, 2021 decreased by 24.5% to 8.06 cents.
•Operating expense for the three months ended March 31, 2021 decreased by 46.6% to $1.0 billion.
•Operating expense per available seat mile (CASM) for the three months ended March 31, 2021 decreased by 12.5% to 11.30 cents.
•Our operating expense for the first quarter of 2021 and 2020 included the effects of special items. In the first quarter of 2021, we recognized $288 million of contra-expense representing the amount of federal payroll support extension grants provided by the Consolidated Appropriations Act, 2021, that were utilized during the period, and $1 million of contra-expense related to the recognition of Employee Retention Credits provided by the CARES Act. Our operating expense for the first quarter of 2020 included the impairment charge of $202 million on our Embraer E190 fleet. Excluding fuel and related taxes, special items, as well as operating expenses related to our non-airline businesses, our operating expense decreased by 17.0% to $1.1 billion.
•Excluding fuel and related taxes, special items, as well as operating expenses related to our non-airline businesses, our cost per available seat mile (CASM ex-fuel)(1) increased by 36.0% to 12.25 cents for the first quarter of 2021.
•Our reported loss per share for the first quarter of 2021 and 2020 were $(0.78) and $(0.97), respectively. Excluding special items, our adjusted loss per share(1) for the first quarter of 2021 and 2020 were $(1.48) and $(0.42), respectively.
Since February 2021, we have seen a meaningful rebound in the demand for leisure travel. We are encouraged by the improving booking trends, and believe the ongoing acceleration in demand will continue into the summer. We expect to increase capacity in response to the level of demand. We have taken a number of steps to position ourselves for recovery as demand for air travel eventually returns to pre-pandemic levels.
Network
In February 2021, we added services to Miami and Key West which further expanded our relevance in South Florida.
In April 2021, we operated our inaugural flight between New York's John F. Kennedy International Airport ("JFK") to Guatemala City's La Aurora International Airport, making us the only airline that offers daily service between New York City and Guatemala's capital city.
In June 2021, we expect to launch daily service to Los Cabos, Mexico from JFK and Los Angeles International Airport.
We also anticipate launching service from Boston's Logan International Airport and JFK to London in the second half of 2021. London will be our first destination in Europe.
Commercial Partnerships
We continue to develop our strategic relationship with American Airlines Group Inc. ("American"). In February 2021, we began codeshare operations under our alliance agreement on select flights.
Enabled by our alliance with American, in April 2021, we announced our plans to add seven new destinations between late 2021 and 2022 to our route map. We also announced significant growth plans at New York's LaGuardia Airport where we plan to increase our operations from 15 daily departures prior to the pandemic, to more than 50 daily departures by summer 2022.
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We believe our partnership with American will create more capacity, seamless connectivity for travelers in the northeast, and offer more choices for customers across the networks of both airlines. In addition, we expect this relationship will also accelerate our recovery as the travel industry adapts to new trends as a result of the COVID-19 pandemic.
Fleet
We took delivery of three Airbus A321neo aircraft in the first quarter of 2021and paid for each delivery with cash on hand.
In connection with our plans to begin services to London, we took delivery of our first Airbus A321LR aircraft, the long range model of the Airbus A321, in April 2021.
Also in April 2021, we placed out first Airbus A220 aircraft into service. We believe the economics of the Airbus A220 aircraft, which have approximately 30% lower direct cost per seat as compared to our Embraer E190 fleet, will be pivotal in helping us reshape our cost structure and rebuild our margin as we begin to recover from the pandemic.
Customer Experience
In February 2021, we unveiled a reimagined version of our Mint® experience, our premium product offering. The new service includes a completely refreshed cabin design featuring private suites with a sliding door for every Mint® customer. Each Mint® aircraft will also include two Mint® Studio suites which offers the most space in a premium experience from any U.S. airline based on personal square footage per passenger seat. We expect to debut this new premium service with a 16-seat individual suite layout on a limited number of flights between New York and Los Angeles in 2021. For our anticipated transatlantic flights to London, the new Mint® experience will include 24 individual suites.
We also updated our Fare Options platform giving our customers more choices and flexibility by eliminating change and cancel fees on our Blue, Blue Extra, Blue Plus, and Mint® fares. Beginning in July 2021, customers who purchased these fares on our domestic flights will also be guaranteed overhead bin space for one carry-on bag.
In March 2021, we introduced Paisley by JetBlue ("Paisley"), a new travel website that leverages smart technology to provide individually tailored offers our customers based on their itinerary. We believe Paisley will add breadth to our product offerings, learn more about our customers' preferences, and contribute to future earnings growth.
Outlook for 2021
As we continue to navigate through the pandemic, we are optimistic about the future. Based on our current planning assumptions, we expect capacity for the second quarter of 2021 to decline by approximately 15% as compared to the same period in 2019.
Revenue is expected to decline between 30% and 35% in the second quarter of 2021 as compared to the same period in 2019. We expect the demand acceleration which began in February 2021 to continue as larger portions of the U.S. population become vaccinated against COVID-19 and travel advisories and restrictions begin to ease.
We presently expect second quarter 2021 operating expenses to decline by approximately 8% as compared to the same period in 2019. We plan to continue managing our cost structure, while mitigating near term cost pressures from higher fuel prices, airport rents and landing fees, and labor costs as we ramp up our operations and begin to return capacity back to pre-pandemic levels.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Three Months Ended March 31, 2021 vs. 2020
Overview
We reported a net loss of $247 million, an operating loss of $294 million and an operating margin of (40.2)% for the three months ended March 31, 2021. This compares to a net loss of $268 million, an operating loss of $334 million and an operating margin of (21.0)% for the three months ended March 31, 2020. Loss per share was $(0.78) for the three months ended March 31, 2021 compared to $(0.97) for the same period in 2020.
Our reported results for the three months ended March 31, 2021 and 2020 included the effects of special items. Adjusting for these special items(1), our adjusted net loss was $467 million, adjusted operating loss was $583 million, adjusted operating margin was (79.6)%, and adjusted loss per share was $(1.48) for the three months ended March 31, 2021. This compares to adjusted net loss of $116 million, adjusted operating loss of $132 million, adjusted operating margin of (8.3)%, and adjusted loss per share of $(0.42) for the three months ended March 31, 2020.
On-time performance, as defined by the Department of Transportation, or DOT, is arrival within 14 minutes of scheduled arrival time. In the first quarter of 2021, our systemwide on-time performance was 78.9% compared to 84.8% for the same period in 2020. Our completion factor increased by 4.2 points to 97.9% in the first quarter of 2021 from 93.7% for the same period in 2020.
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Three Months Ended March 31,		Year-over-Year Change
	2021	2020	$	%
Passenger revenue	$670	$1,511	$(841)	(55.7)%
Other revenue	63	77	(14)	(18.0)
Total operating revenues	$733	$1,588	$(855)	(53.9)%

Average Fare	$149.97	$185.44	$(35.47)	(19.1)%
Yield per passenger mile (cents)	11.52	14.54	(3.02)	(20.8)
Passenger revenue per ASM (cents)	7.36	10.15	(2.79)	(27.5)
Operating revenue per ASM (cents)	8.06	10.67	(2.61)	(24.5)
Average stage length (miles)	1,277	1,160	117	10.1
Revenue passengers (thousands)	4,463	8,150	(3,687)	(45.2)
Revenue passenger miles (millions)	5,808	10,392	(4,584)	(44.1)
Available Seat Miles (ASMs) (millions)	9,090	14,891	(5,801)	(39.0)
Load Factor	63.9%	69.8%		(5.9)	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue and baggage fees, as well as revenue from our ancillary product offerings such as Even More® Space. The decrease in passenger revenue of $841 million, or 55.7%, for the three months ended March 31, 2021 compared to the same period in 2020, was primarily driven by the decline in demand for travel tied to COVID-19 and its effects which began in March of 2020. Revenue passengers decreased by 45.2% to 4.5 million for the three months ended March 31, 2021 from 8.2 million for the same period in 2020.
The length and severity of the reduction in travel demand due to the COVID-19 pandemic are uncertain, but with continued distribution of effective vaccines and easing of travel advisories and restrictions, we believe customer confidence will continue to grow, leading to increased demand into the summer of 2021. We expect widespread vaccinations to result in sustained demand improvement going forward, with recovery of domestic demand preceding the recovery of international demand in most regions.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Expenses
In detail, our operating costs per available seat mile, or ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Three Months Ended March 31,		Year-over-Year Change		Cents per ASM
	2021	2020	$	%	2021	2020	% Change
Aircraft fuel and related taxes	$193	$365	$(172)	(47.0)%	2.13	2.45	(13.2)%
Salaries, wages and benefits	521	601	(80)	(13.2)	5.74	4.04	42.2
Landing fees and other rents	115	112	3	3.0	1.26	0.75	68.8
Depreciation and amortization	125	139	(14)	(10.4)	1.37	0.93	46.8
Aircraft rent	25	21	4	14.9	0.27	0.14	88.2
Sales and marketing	23	53	(30)	(57.2)	0.25	0.35	(29.8)
Maintenance, materials and repairs	104	160	(56)	(34.9)	1.15	1.07	6.7
Other operating expenses	210	269	(59)	(22.1)	2.31	1.82	27.7
Special items	(289)	202	(491)	(242.6)	(3.18)	1.36	(333.6)
Total operating expenses	$1,027	$1,922	$(895)	(46.6)%	11.30	12.91	(12.5)%

Total operating expenses excluding special items(1)	$1,316	$1,720	$(404)	(23.5)%	14.48	11.55	25.3%
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes decreased by $172 million, or 47.0%, for the three months ended March 31, 2021 compared to the same period in 2020. The average fuel price for the three months ended March 31, 2021 decreased by 7.4% to $1.72 per gallon. Our fuel consumption decreased by 42.8%, or 85 million gallons, due to capacity reductions in response to lower demand as a result of the COVID-19 pandemic. We expect our fuel consumption to gradually increase in 2021 as we begin to recover from the pandemic and add capacity back into the system.
Salaries, Wages and Benefits
Salaries, wages and benefits decreased by $80 million, or 13.2%, for the three months ended March 31, 2021 compared to the same period in 2020, driven primarily by our actions as a result of decreased demand for air travel due to the COVID-19 pandemic. In June 2020, we announced a voluntary separation program to our crewmembers, with most departures occurring in the third quarter of last year. As of March 31, 2021, we have approximately 20,000 crewmembers compared to approximately 22,500 crewmembers at March 31, 2020.
Landing Fees and Other Rents
Landing fees and other rents increased by $3 million, or 3.0%, for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to increases in rates partially offset by fewer departures and passengers.
We expect cost pressures in landing fees and other rents due to increases in rates at the airports we serve, coupled with an increase in the number of departures as we ramp up our operations.
Depreciation and Amortization
Depreciation and amortization decreased by $14 million, or 10.4%, for the three months ended March 31, 2021 compared to the same period in 2020. This decrease was primarily attributed to the impairment of our E190 fleet and related spare parts in 2020. In addition, we also executed a number of sale-leaseback transactions towards the second half of 2020, the majority of which qualified as sales for accounting purposes. As a result of these sales, we no longer record depreciation expense on the assets. The costs associated with leasing these assets back from the purchaser are included in Aircraft Rent on our consolidated statements of operations.
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The decreases described above were partially offset by additional depreciation expenses related to four new aircraft that were placed into service since March 31, 2020. The average number of aircraft increased by 2.7% during the three months ended March 31, 2021 as compared to the same period in 2020.
Aircraft Rent
Aircraft rent increased $4 million, or 14.9%, for the three months ended March 31, 2021 compared to the same period in 2020. As discussed above, we executed a number of sale-leaseback transactions towards the second half of 2020, the majority of which qualified as sales for accounting purposes. The assets associated with these transactions which qualified as sales are recorded within operating lease assets for which rent expenses are recognized throughout the life of the related lease terms.
Sales and Marketing
Sales and marketing decreased $30 million, or 57.2%, for the three months ended March 31, 2021 compared to the same period in 2020 driven by lower credit card fees and computer reservation system charges as demand declined amid the pandemic.
Maintenance Materials and Repairs
Maintenance materials and repairs decreased $56 million, or 34.9%, for the three months ended March 31, 2021 compared to the same period in 2020, primarily driven by the reduction in flying and timing of heavy maintenance visits and engine maintenance.
We expect expenses relating to maintenance, materials, and repairs to increase throughout 2021 with the increase in aircraft utilization as capacity returns to pre-pandemic levels.
Other Operating Expenses
Other operating expenses consist of the following categories: outside services (including expenses related to fueling, ground handling, skycap, security, and janitorial services), insurance, personnel expenses, professional fees, onboard supplies, shop and office supplies, bad debts, communication costs, and taxes other than payroll and fuel taxes.
Other operating expenses decreased $59 million, or 22.1%, for the three months ended March 31, 2021 compared to the same period in 2020 due to capacity reductions in response to the decline in demand beginning in the second half of March 2020 coupled with the benefits from cost saving initiatives implemented during the pandemic.
We continue to focus on driving efficiencies and productivity across our business. We expect the benefits from the run-rate savings associated with our Structural Cost Program to continue.
Special Items
Special items for the three months ended March 31, 2021 included the following:
•Contra-expense of $288 million, which represents the amount of federal payroll support grants utilized during the period; and
•Contra-expenses of $1 million related to the recognition of Employee Retention Credits provided by the CARES Act.
For the three months ended March 31, 2020, special items include the impairment charge of $202 million on our Embraer E190 fleet.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth our operating statistics for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Year-over-Year Change
(percent changes based on unrounded numbers)	2021	2020	%
Operational Statistics
Revenue passengers (thousands)	4,463	8,150	(45.2)
Revenue passenger miles (RPMs) (millions)	5,808	10,392	(44.1)
Available seat miles (ASMs) (millions)	9,090	14,891	(39.0)
Load factor	63.9%	69.8%	(5.9)	pts
Aircraft utilization (hours per day)	5.9	10.6	(44.3)

Average fare	$149.97	$185.44	(19.1)
Yield per passenger mile (cents)	11.52	14.54	(20.8)
Passenger revenue per ASM (cents)	7.36	10.15	(27.5)
Operating revenue per ASM (cents)	8.06	10.67	(24.5)
Operating expense per ASM (cents)	11.30	12.91	(12.5)
Operating expense per ASM, excluding fuel(1)	12.25	9.01	36.0

Departures	44,049	83,295	(47.1)
Average stage length (miles)	1,277	1,160	10.1
Average number of operating aircraft during period	266.0	259.1	2.7
Average fuel cost per gallon, including fuel taxes	$1.72	$1.86	(7.4)
Fuel gallons consumed (millions)	112	197	(42.8)
Average number of full-time equivalent crewmembers	14,493	18,698
Historical trends may not continue. The ongoing COVID-19 pandemic continues to cause disruptions in our operations during the three months ended March 31, 2021. We expect our operating results to significantly fluctuate from quarter-to-quarter in the future due to the uncertainties surrounding the COVID-19 pandemic, its impact on the economy and consumer behavior, and various other factors which are outside of our control. Consequently, we believe quarter-to-quarter comparisons of our operating results may not necessarily be meaningful; you should not rely on our results for any one quarter as an indication of our future performance.

CONSOLIDATED BALANCE SHEET ANALYSIS
The following is a discussion of the significant changes between March 31, 2021, and December 31, 2020.

(in millions)
Selected Balance Sheet Data:	March 31, 2021	December 31, 2020	$ Change	% Change
ASSETS
Cash and cash equivalents	2,358	1,918	440	22.9%
Investment securities	867	1,135	(268)	(23.6)%
Receivables, less allowance (2021-$2; 2020-$2)	153	98	55	56.2%
Flight equipment	10,466	10,256	210	2.0%
LIABILITIES
Air traffic liability	1,405	1,122	283	25.3%
Other accrued liabilities	363	215	148	68.9%
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in millions)
Selected Balance Sheet Data:	March 31, 2021	December 31, 2020	$ Change	% Change
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS	4,619	4,413	206	4.7%
Cash and cash equivalents
Cash and cash equivalents increased by $440 million, or 22.9%, primarily as a result of $734 million of net proceeds from the issuance of our 0.50% Convertible Senior Notes due 2026; $504 million of payroll support extension payments received under the Consolidated Appropriations Act; and $270 million of proceeds from the maturities of our time deposits. Theses cash inflows were partially offset by $644 million of principal payments on our outstanding debt and finance lease obligations, $550 million of which related to the payoff of our revolving Credit and Guaranty Agreement, and capital expenditures of $217 million in the first quarter of 2021.
Investment securities
Investment securities decreased by $268 million, or 23.6%, primarily driven by the maturities of our time deposits as described in the cash and cash equivalents section above.
Receivables, less allowance
Receivables increased by $55 million, or 56.2%, as a result of improvements in demand which led to an increase in receivables from our credit card processors.
Flight equipment
Flight equipment increased by $210 million, or 2.0%, principally driven by aircraft capital expenditures made in the first quarter of 2021. Additional information related to our aircraft capital expenditures are provided within our discussion of investing activities under the "Liquidity and Capital Resources" section below.
Air traffic liability
Air traffic liability increased by $283 million, or 25.3%, driven by the improvements in demand as customers begin to gain confidence to travel and resumed booking travel further in advance. The cash collected from customers for future travel is recorded on our balance sheet until the point in time that the customer travels.
Other accrued liabilities
Other accrued liabilities increased by $148 million, or 68.9%, primarily as a result of the unused portion of our payroll support extension grants received under the Consolidated Appropriations Act.
As discussed in Note 3 to our condensed consolidated financial statements, on January 15, 2021, we entered into a PSP Extension Agreement with the Treasury governing our participation in the Payroll Support Program 2. In the first quarter of 2021, Treasury provided us with Payroll Support 2 Payments totaling $504 million. These payments consist of $383 million in grants and $121 million in unsecured term loans. In consideration for the Payroll Support 2 Payments, we issued warrants to Treasury to purchase approximately 0.8 million shares of our common stock at an exercise price of $14.43 per share.
The carrying value relating to the payroll support extension grants are recorded within other accrued liabilities and are recognized as a contra-expense within special items on our consolidated statements of operations as the funds are utilized. The relative fair value of the warrants, estimated to be $8 million, are recorded within additional paid-in capital and reduced the total carrying value of the grants to $375 million. Proceeds from the payroll support extension grants and from the issuance of warrants are classified within operating activities and financing activities, respectively, on our condensed consolidated statements of cash flows. As of March 31, 2021, the carrying value of our payroll support extension grants received under Payroll Support Program 2 was approximately $87 million.
Long-term debt and finance lease obligations
Long-term debt and finance lease obligations increased by $206 million, or 4.7%. In the first quarter of 2021, we completed the issuance of our 0.50% Convertible Senior Notes due 2026 in the amount of $750 million and also received $121 million in unsecured term loans under the Payroll Support Program 2. These increases were partially offset by $644 million of principal payments on our debt and finance lease obligations.
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
At March 31, 2021, we had cash, cash equivalents, and short-term investments of approximately $3.2 billion. Our business and operating results for 2021 continue to be impacted by the COVID-19 pandemic. However, we have seen improvements in our business during the three months ended March 31, 2021 which we expect will continue throughout 2021.
Analysis of Cash Flows
Operating Activities
We rely primarily on operating cash flows to provide working capital for current and future operations. Cash flows from operating activities were $177 million and $124 million for the three months ended March 31, 2021 and 2020, respectively. Lower losses, principally driven by lower operating expenses coupled with federal payroll support extension grants received under the Consolidated Appropriations Act contributed to the increase in operating cash flows.
Investing Activities
Investing activities for the three months ended March 31, 2021 included $270 million in proceeds from maturities of investment securities.
During the three months ended March 31, 2021, capital expenditures related to our purchase of flight equipment included $156 million related to the purchase of three Airbus A321neo aircraft and spare engines, $20 million for spare part purchases, $12 million in work-in-progress relating to flight equipment, and $6 million for flight equipment deposits. Other property and equipment capital expenditures also included ground equipment purchases and facilities improvements for $23 million.
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
Financing Activities
Financing activities for the three months ended March 31, 2021 primarily consisted of the following:
•Net proceeds of $734 million from the issuance of our 0.50% Convertible Senior Notes due 2026; and
•Net proceeds of $121 million and $8 million from the issuances of unsecured term loans and warrants, respectively, in connection with the Payroll Support Program 2 under the Consolidated Appropriations Act.
These proceeds were partially offset by principal payments of $644 million on our outstanding debt and finance lease obligations, $550 million of which were associated with the payoff of our revolving Credit and Guaranty Agreement.
On April 29, 2021, Treasury provided us an Additional Payroll Support 2 Payment of $76 million, consisting of $53 million in grants and $23 million in an unsecured term loan under the PSP Extension Agreement. In consideration for the Additional Payroll Support 2 Payment, we issued warrants to Treasury to purchase approximately 0.2 million additional shares of our common stock at an exercise price of $14.43 per share. The terms of the unsecured term loan and additional warrants are identical to those issued in the first quarter of 2021 under the Payroll Support Program 2.
Financing activities for the three months ended March 31, 2020 primarily consisted of $983 million in net proceeds from the drawdown of our 364-day term loan facility, partially offset by the acquisitions of treasury shares of $166 million, of which
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
$160 million related to our accelerated share repurchases, and scheduled maturities of $102 million relating to debt and finance lease obligations. Our share repurchase program has been suspended as of March 31, 2020.
CARES Act Loan Program
Under the CARES Act Loan Program as signed in September 2020 and subsequently amended in November 2020, JetBlue has the ability to borrow up to a total of approximately $1.9 billion from the Treasury. If we accept the full amount of the loan, we will issue warrants to purchase approximately 20.5 million shares of our common stock to the Treasury. Any amount received under the CARES Act Loan Program will be subject to the relevant provisions of the CARES Act, including many of those governing the Payroll Support Program.
We made an initial drawing of $115 million under the CARES Act Loan Program on September 29, 2020. In connection with this initial drawing, we entered into a warrant agreement with Treasury, pursuant to which we issued to Treasury warrants to purchase approximately 1.2 million shares of our common stock at an exercise price of $9.50 per share.
On January 15, 2021, we entered into a letter agreement with Treasury which provided an extension of the Loan Agreement allowing us the option to access the remaining borrowing capacity through May 28, 2021.
As of March 31, 2021, $115 million of the borrowings under the CARES Act loan remained outstanding. In April 2021, we determined not to draw any of our remaining borrowing capacity of approximately $1.8 billion and will work with Treasury to release the excess Collateral ahead of the May 28, 2021 deadline.
In March 2019, we filed an automatic shelf registration statement with the SEC. Under this shelf registration statement, we may offer and sell from time to time common stock, preferred stock, debt securities, depositary shares, warrants, stock purchase contracts, stock purchase units, subscription rights, and pass-through certificates. We may utilize this shelf registration statement, or a replacement filed with the SEC, in the future to raise capital to fund the continued development of our products and services, the commercialization of our products and services, to repay indebtedness, or for other general corporate purposes. The warrants issued in connection with the various federal government support programs were made, and any issuances of our underlying common stock are expected to be made, in reliance on the exemption from the registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for transactions not involving a public offering.
Working Capital
We had working capital of $477 million at March 31, 2021 compared to $671 million at December 31, 2020. Our working capital decreased by $194 million due to several factors, including an overall increase in our air traffic liability which was attributed to the increase in customer bookings as demand for air travel begins to recover from the COVID-19 pandemic.
We expect to meet our obligations as they become due through available cash, investment securities, and internally generated funds, supplemented, as necessary, by financing activities and government assistance, which may be available to us. We expect to generate positive working capital through our operations. However, we cannot predict what the effect on our business might be from future developments related to the COVID-19 pandemic, including the effectiveness of the available vaccines and the associated distribution, and its impact on the economy and consumer behavior, the extremely competitive environment in which we operate, or from events beyond our control, such as volatile fuel prices, economic conditions, weather-related disruptions, airport infrastructure challenges, the spread of infectious diseases, the impact of other airline bankruptcies, restructurings or consolidations, U.S. military actions, or acts of terrorism.
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Contractual Obligations
Our contractual obligations at March 31, 2021 include the following (in billions):

	Payments due in
	Total	2021	2022	2023	2024	2025	Thereafter
Debt and finance lease obligations(1)	$6.1	$0.5	$0.6	$0.8	$1.1	$0.4	$2.7
Operating lease obligations	1.1	0.1	0.2	0.1	0.1	0.1	0.5
Flight equipment purchase obligations(2)	7.7	0.7	0.8	1.6	1.8	1.2	1.6
Other obligations(3)	2.6	0.3	0.4	0.4	0.4	0.4	0.7
Total	$17.5	$1.6	$2.0	$2.9	$3.4	$2.1	$5.5
The amounts stated above do not include additional obligations incurred as of result of financing activities executed after March 31, 2021.
(1) Includes actual interest and estimated interest for floating-rate debt based on March 31, 2021 rates.
(2) Amounts represent obligations based on the current delivery schedule set forth in our Airbus order book as of March 31, 2021.
(3) Amounts include non-cancelable commitments for the purchase of goods and services.
As of March 31, 2021, we are in compliance with the covenants of our debt and lease agreements. We have approximately $26 million of restricted cash pledged under standby letters of credit related to certain leases that will expire at the end of the related lease terms.
As of March 31, 2021, we operated a fleet of 130 Airbus A320 aircraft, 63 Airbus A321 aircraft, 16 Airbus A321neo aircraft, one Airbus A220 aircraft, and 60 Embraer E190 aircraft. Of our fleet, 204 are owned by us, 62 are leased under operating leases, and four are leased under finance leases. Our owned aircraft include aircraft associated with sale-leaseback transactions that did not qualify as sales for accounting purposes. As of March 31, 2021, the average age of our operating fleet was 11.4 years.
Our aircraft order book as of March 31, 2021 is as follows:

Year	Airbus A321neo	Airbus A220	Total
2021	5	7	12
2022	3	9	12
2023	11	18	29
2024	13	22	35
2025	11	12	23
2026	12	1	13
2027	14	—	14
Total	69	69	138
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
Depending on market conditions, we anticipate using a mix of cash and debt financing for aircraft scheduled for delivery in 2021. For deliveries after 2021, although we believe debt and/or lease financing should be available to us, we cannot give any assurance that we will be able to secure financing on attractive terms, if at all. While these financings may or may not result in an increase in liabilities on our balance sheet, we expect our fixed costs to increase regardless of the financing method ultimately chosen. To the extent we cannot secure financing on terms we deem attractive, we may be required to pay in cash, further modify our aircraft acquisition plans, or incur higher than anticipated financing costs.
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In October 2019, the Office of the U.S. Trade Representative announced a 10% tariff on new commercial aircraft and related parts imported from certain European Union member states, which include aircraft and other parts we are already contractually obligated to purchase, including those noted above. The U.S. Trade Representative increased the tariff to 15% effective in March 2020. In March 2021, the U.S. Trade Representative announced a four-month suspension of the tariff. We continue to work with our business partners, including Airbus, to evaluate the potential financial and operational impact on our future aircraft deliveries, including once the suspension is lifted. The continued imposition of the tariff could substantially increase the cost of new Airbus aircraft and parts.
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
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates included in our 2020 Form 10-K.
Forward-Looking Information
Forward-Looking Information Statements in this Report (or otherwise made by JetBlue or on JetBlue’s behalf) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which represent our management’s beliefs and assumptions concerning future events. These statements are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “expects,” “plans,” “anticipates,” “indicates,” “believes,” “forecast,” “guidance,” “outlook,” “may,” “will,” “should,” “seeks,” “targets” and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks, uncertainties, and assumptions, and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including, without limitation, the coronavirus ("COVID-19") pandemic, including the effectiveness of the available vaccines and the associated distribution, and the outbreak of any other disease or similar public health threat that affects travel demand or behavior; restrictions on our business related to the financing we accepted under various federal government support programs such as the CARES Act, and the Consolidated Appropriations Act, 2021; our significant fixed obligations and substantial indebtedness; risk associated with execution of our strategic operating plans in the near-term and long-term; the recording of a material impairment loss of tangible or intangible assets; our extremely competitive industry; volatility in financial and credit markets which could affect our ability to obtain debt and/or lease financing or to raise funds through debt or equity issuances; volatility in fuel prices, maintenance costs and interest rates; our reliance on high daily aircraft utilization; our ability to implement our growth strategy; our ability to attract and retain qualified personnel and maintain our culture as we grow; our reliance on a limited number of suppliers, including for aircraft, aircraft engines and parts and vulnerability to delays by those suppliers; our dependence on the New York and Boston metropolitan markets and the effect of increased congestion in these markets; our reliance on automated systems and technology; our being subject to potential unionization, work stoppages, slowdowns or increased labor costs; our presence in some international emerging markets that may experience political or economic instability or may subject us to legal risk; reputational and business risk from information security breaches or cyber-attacks; changes in or additional domestic or foreign government regulation, including new or increased tariffs; changes in our industry due to other airlines' financial
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

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
For the three months ended March 31, 2021, special items include contra-expenses recognized on the utilization of payroll support extension grants received under the Consolidated Appropriations Act, 2021, and contra-expenses recognized on the Employee Retention Credits provided by the CARES Act.
Special items for the three months ended March 31, 2020 include the impairment charge of our Embraer E190 fleet resulting from the decline in demand caused by the COVID-19 pandemic.
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

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF OPERATING EXPENSE PER ASM, EXCLUDING FUEL
	Three Months Ended March 31,
	2021		2020
($ in millions; per ASM data in cents)	$	per ASM	$	per ASM
Total operating expenses	$1,027	$11.30	$1,922	$12.91
Less:
Aircraft fuel and related taxes	193	2.13	365	2.45
Other non-airline expenses	10	0.10	14	0.09
Special items	(289)	(3.18)	202	1.36
Operating expenses, excluding fuel	$1,113	$12.25	$1,341	$9.01

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Expense, Loss before Taxes, Net Loss and Loss per Share, excluding special items
Our GAAP results in the applicable periods were impacted by credits and charges that were deemed special items.
For the three months ended March 31, 2021, special items include contra-expenses recognized on the utilization of payroll support extension grants received under the Consolidated Appropriations Act, 2021, and contra-expenses recognized on the Employee Retention Credits provided by the CARES Act.
Special items for the three months ended March 31, 2020 include the impairment charge of our Embraer E190 fleet resulting from the decline in demand caused by the COVID-19 pandemic.
We believe the impact of these items distort our overall trends and that our metrics are more comparable with the presentation of our results excluding the impact of these items. The table below provides a reconciliation of our GAAP reported amounts to the non-GAAP amounts excluding the impact of these items.

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF OPERATING EXPENSE, LOSS BEFORE TAXES, NET LOSS AND LOSS PER SHARE EXCLUDING SPECIAL ITEMS
	Three Months Ended March 31,
(in millions, except per share amounts)	2021	2020
Total operating revenues	$733	$1,588

Total operating expenses	$1,027	$1,922
Less: Special items	(289)	202
Total operating expenses excluding special items	$1,316	$1,720

Operating loss	$(294)	$(334)
Add back: Special items	(289)	202
Operating loss excluding special items	$(583)	$(132)

Operating margin excluding special items	(79.6)%	(8.3)%

Loss before income taxes	$(347)	$(354)
Add back: Special items	(289)	202
Loss before income taxes excluding special items	$(636)	$(152)

Pre-tax margin excluding special items	(86.7)%	(9.5)%

Net loss	$(247)	$(268)
Add back: Special items	(289)	202
Less: Income tax (expense) benefit related to special items	(69)	50
Net loss income excluding special items and gain on equity method investments	$(467)	$(116)

Loss Per Common Share:
Basic	$(0.78)	$(0.97)
Add back: Special items, net of tax	(0.70)	0.55
Basic excluding special items	$(1.48)	$(0.42)

Diluted	$(0.78)	$(0.97)
Add back: Special items, net of tax	(0.70)	0.55
Diluted excluding special items and gain on equity method investments	$(1.48)	$(0.42)

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

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF FREE CASH FLOW
	Three Months Ended March 31,
(in millions)	2021	2020
Net cash provided by operating activities	$177	$124
Less: Capital expenditures	(211)	(314)
Less: Predelivery deposits for flight equipment	(6)	(53)
Free Cash Flow	$(40)	$(243)

PART I. FINANCIAL INFORMATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as described below, there have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2020 Form 10-K.
Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the March 31, 2021 cost per gallon of fuel. Based on projected fuel consumption for the next 12 months, including the impact of our hedging position, such an increase would result in an increase to aircraft fuel expense of approximately $159 million. As of March 31, 2021, we had not hedged any of our projected fuel requirement for the remainder of 2021.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $3.8 billion of our debt and finance lease obligations, with the remaining $1.0 billion having floating interest rates. As of March 31, 2021, if interest rates were on average 100 basis points higher in 2021, our annual interest expense would increase by approximately $10 million. This amount is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
If interest rates were to average 100 basis points lower in 2021 than they were during 2020, our interest income from cash and investment balances would decrease by approximately $1 million. This amount is determined by considering the impact of the hypothetical change in interest rates on the balances of our money market funds and short-term, interest-bearing investment for the trailing twelve month period.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business, we are party to various legal proceedings and claims which we believe are incidental to the operation of our business. Refer to Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

ITEM 1A. RISK FACTORS
Part I, Item 1A "Risk Factors" of our 2020 Form 10-K, includes a discussion of our risk factors which are incorporated herein. There have been no material changes from the risk factors associated with our business previously disclosed in our Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In accordance with the Payroll Support Program Agreement, the Payroll Support Program Extension Agreement, and the Loan Agreement with the Treasury, we are prohibited from making any share repurchases through March 31, 2022. We have suspended our share repurchase program as of March 31, 2020. No shares were repurchased during the three months ended March 31, 2021. The acquisition of treasury stock reflected on our condensed consolidated statement of cash flows for the three months ended March 31, 2021 represents the return of shares to satisfy tax payments associated with crewmember stock compensation that vested during the period.
In consideration for the Payroll Support 2 Payments, during the three months ended March 31, 2021 we issued warrants to purchase approximately 0.8 million shares of common stock to the Treasury at an exercise price of $14.43 per share. See Note 3 to our condensed consolidated financial statements.

ITEM 5. OTHER INFORMATION
On April 29, 2021, the Board approved Performance-Contingent Executive Retention Awards to certain members of the Company’s senior leadership team, including the named executive officers (the “Awards”). In approving the Awards, the Compensation Committee of the Board, in consultation with its advisors, determined that the Awards were appropriate and necessary to help ensure key leaders of the Company with deep airline industry expertise continue to steward the Company during the unprecedented economic disruption caused by the COVID-19 pandemic. The Awards were designed to retain and motivate our key leaders and to further align their interests with those of our shareholders. When setting the terms of the Awards, the Compensation Committee and the Board considered that each recipient’s pay package was substantially reduced in 2020 through a combination of base salary reductions, the suspension of performance stock unit awards for the 2020-2022 performance cycle (with no substitution awards or other adjustments made to replace their value), and the 0% Corporate Performance Factor payout under the annual cash incentive award program (resulting in awards being paid out significantly below target), notwithstanding their extraordinary leadership during these unprecedented times. In addition, the Compensation Committee and the Board considered the compensation and retention challenges expected over the next several years due to continued uncertainty as to the long-term effects of the COVID-19 pandemic on the industry coupled with certain Government Support (as defined below) limitations affecting the Company’s ability to provide market-competitive compensation opportunities. These concerns are particularly acute for the Company given these crewmembers’ expertise and demonstrated leadership, which are, to varying degrees, valued and transferrable to other companies both within – and outside – the airline industry.
The receipt of each Award is subject to certain terms and performance conditions, including (i) the Company’s full repayment of all governmental loans received pursuant to the CARES Act and the expiration of all restrictions related to the Payroll Support Program pursuant to the CARES Act, the Payroll Support Program Extension under the Consolidated Appropriations Act and any other subsequent government support (collectively, the “Government Support”); and (ii) the Company’s achievement of two successive quarters of positive EBITDA. In addition, the recipient must remain employed with or performing services for the Company on the payment date, provided, if a recipient experiences a termination without cause or for good reason prior to the payment date, the recipient will receive the Award on the payment date. For all other terminations of service prior to the payment date, the Board (or Compensation Committee if delegated by the Board), will determine continued eligibility for the Award.
Upon satisfaction of the terms and conditions of the Awards each of the recipients will receive an Award equivalent to a pre-established multiple of their respective base salaries as of April 15, 2021 as follows: Robin Hayes (3.36x), Joanna Geraghty (2.23x), Steve Priest (2.13x), and Brandon Nelson (2.09x). Payments pursuant to the Awards, if any, will be made in cash or

PART II. OTHER INFORMATION

fully vested shares of the Company’s common stock as determined by the Board (or Compensation Committee if delegated by the Board)in its sole discretion. No portion of the Award may be paid earlier than 30 days following the lapse of both the Government Support restrictions and achievement of the performance condition.
The foregoing summary is not complete and is qualified in its entirety by reference to the Form of Performance-Contingent Executive Retention Award Agreement, filed herewith as Exhibit 10.4 and incorporated by reference herein.

ITEM 6. EXHIBITS
See accompanying Exhibit Index included after the signature page of this Report for a list of the exhibits filed or furnished with this Report.

EXHIBIT INDEX

Exhibit Number	Exhibit
4.1*	Indenture, dated March 25, 2021, between JetBlue Airways Corporation, as issuer, and Wilmington Trust, National Association, as trustee
4.2*	Form of 0.50% Convertible Senior Note due 2026, dated March 25, 2021 (included as Exhibit A to Exhibit 4.1)
4.3
Warrant Agreement, dated as of January 15, 2021, between JetBlue Airways Corporation and the United States Department of the Treasury—incorporated by reference to Exhibit 4.16 to our Annual Report on Form 10-K for the year ended December 31, 2020

4.4	Form of Warrant (included as Annex B to Exhibit 4.3)
10.1
Payroll Support Program Extension Agreement, dated as of January 15, 2021, between JetBlue Airways Corporation and the United States Department of the Treasury—incorporated by reference to Exhibit 10.57 to our Annual Report on Form 10-K for the year ended December 31, 2020

10.2
Promissory Note, dated as of January 15, 2021 issued by JetBlue Airways Corporation in the name of the United States Department of the Treasury—incorporated by reference to Exhibit 10.58 to our Annual Report on Form 10-K for the year ended December 31, 2020

10.3*	Letter of Amendments to Loan and Guarantee Agreement, dated as of January 15, 2021, between JetBlue Airways Corporation and the United States Department of the Treasury
10.4†	Form of Performance-Contingent Executive Retention Award Agreement
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
†	Compensatory plans in which the directors and executive officers of JetBlue participate.
*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	April 30, 2021	By:	/s/ Alexander Chatkewitz
Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)