Form 10-Q
period 2021-06-30
JETBLUE AIRWAYS CORP
filed 2021-07-30
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of June 30, 2021, there were 318,022,154 shares outstanding of the registrant’s common stock, par value $0.01.

JETBLUE AIRWAYS CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share data)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,409	$1,918
Investment securities	1,317	1,135
Receivables, net of allowance of $2, at June 30, 2021 and December 31, 2020, respectively.	276	98
Inventories, net of allowance of $22 and $27, at June 30, 2021 and December 31, 2020, respectively.	59	71
Prepaid expenses and other	135	123
Total current assets	4,196	3,345
PROPERTY AND EQUIPMENT
Flight equipment	10,793	10,256
Predelivery deposits for flight equipment	343	420
Total flight equipment and predelivery deposits, gross	11,136	10,676
Less accumulated depreciation	3,047	2,888
Total flight equipment and predelivery deposits, net	8,089	7,788
Other property and equipment	1,219	1,202
Less accumulated depreciation	629	591
Total other property and equipment, net	590	611
Total property and equipment, net	8,679	8,399
OPERATING LEASE ASSETS	742	804
OTHER ASSETS
Investment securities	1	2
Restricted cash	53	51
Intangible assets, net of accumulated amortization of $379 and $360, at June 30, 2021 and December 31, 2020, respectively.	264	261
Other	480	544
Total other assets	798	858
TOTAL ASSETS	$14,415	$13,406

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share data)

	June 30, 2021	December 31, 2020
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$530	$365
Air traffic liability	1,880	1,122
Accrued salaries, wages and benefits	435	409
Other accrued liabilities	584	215
Current operating lease liabilities	112	113
Current maturities of long-term debt and finance lease obligations	432	450
Total current liabilities	3,973	2,674
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS	3,998	4,413
LONG-TERM OPERATING LEASE LIABILITIES	697	752
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	830	922
Air traffic liability - non-current	589	616
Other	515	78
Total deferred taxes and other liabilities	1,934	1,616
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 476 and 474 shares issued and 318 and 316 shares outstanding at June 30, 2021 and December 31, 2020, respectively	5	5
Treasury stock, at cost; 158 and 158 shares at June 30, 2021 and December 31, 2020, respectively	(1,989)	(1,981)
Additional paid-in capital	3,012	2,959
Retained earnings	2,785	2,968
Accumulated other comprehensive income	—	—
Total stockholders’ equity	3,813	3,951
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,415	$13,406

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
OPERATING REVENUES
Passenger	$1,388	$170	$2,058	$1,682
Other	111	45	174	121
Total operating revenues	1,499	215	2,232	1,803
OPERATING EXPENSES
Aircraft fuel and related taxes	336	29	530	394
Salaries, wages and benefits	577	477	1,098	1,078
Landing fees and other rents	174	62	289	174
Depreciation and amortization	133	140	258	279
Aircraft rent	26	16	50	37
Sales and marketing	47	8	70	60
Maintenance, materials and repairs	164	73	268	233
Other operating expenses	261	124	471	394
Special items	(366)	(304)	(655)	(102)
Total operating expenses	1,352	625	2,379	2,547
OPERATING INCOME (LOSS)	147	(410)	(147)	(744)
OTHER EXPENSE
Interest expense	(54)	(40)	(112)	(65)
Capitalized interest	3	3	6	7
Interest income and other expenses	(39)	(3)	(37)	(2)
Total other expense	(90)	(40)	(143)	(60)
INCOME (LOSS) BEFORE INCOME TAXES	57	(450)	(290)	(804)
Income tax benefit	(7)	(130)	(107)	(216)
NET INCOME (LOSS)	$64	$(320)	$(183)	$(588)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.20	$(1.18)	$(0.58)	$(2.14)
Diluted	$0.20	$(1.18)	$(0.58)	$(2.14)

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended June 30,
	2021	2020
NET INCOME (LOSS)	$64	$(320)
Changes in fair value of derivative instruments, net of reclassifications into earnings, net of deferred taxes of $0 and $(1) in 2021 and 2020, respectively	—	3
Total other comprehensive income	—	3
COMPREHENSIVE INCOME (LOSS)	$64	$(317)

	Six Months Ended June 30,
	2021	2020
NET LOSS	$(183)	$(588)
Changes in fair value of derivative instruments, net of reclassifications into earnings, net of deferred taxes of $0 and $3 in 2021 and 2020, respectively	—	(5)
Total other comprehensive income (loss)	—	(5)
COMPREHENSIVE LOSS	$(183)	$(593)
See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(183)	$(588)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(93)	(198)
Impairment of long-lived assets	—	202
Depreciation	238	255
Amortization	20	24
Stock-based compensation	17	15
Changes in certain operating assets and liabilities	1,439	147
Deferred federal payroll support program grants	185	363
Other, net	35	3
Net cash provided by operating activities	1,658	223
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(524)	(377)
Predelivery deposits for flight equipment	(16)	(57)
Purchase of available-for-sale securities	(520)	(861)
Proceeds from the sale of available-for-sale securities	340	890
Other, net	(2)	—
Net cash used in investing activities	(722)	(405)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,010	1,517
Proceeds from short-term borrowings	—	981
Proceeds from sale-leaseback transactions	—	118
Proceeds from issuance of common stock	22	22
Proceeds from issuance of stock warrants	14	18
Repayment of long-term debt and finance lease obligations	(1,481)	(177)
Repayment of short-term borrowings	—	(3)
Acquisition of treasury stock	(7)	(167)
Other, net	(1)	—
Net cash (used in) provided by financing activities	(443)	2,309
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	493	2,127
Cash, cash equivalents and restricted cash at beginning of period	1,969	1,018
Cash, cash equivalents and restricted cash at end of period(1)	$2,462	$3,145

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest (net of amount capitalized)	$97	$45
Cash payments for income taxes (net of refunds)	—	—

NON-CASH TRANSACTIONS
Operating lease assets obtained in exchange for operating lease liabilities	$—	$2

(1) Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:

	June 30, 2021	June 30, 2020
Cash and cash equivalents	$2,409	$2,561
Restricted cash	53	584
Total cash, cash equivalents and restricted cash	$2,462	$3,145
See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in millions)

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2021	475	$5	158	$(1,987)	$2,975	$2,721	$—	$3,714
Net income	—	—	—	—	—	64	—	64
Vesting of restricted stock units	—	—	—	(2)	—	—	—	(2)
Stock compensation expense	—	—	—	—	9	—	—	9
Stock issued under Crewmember stock purchase plan	1	—	—	—	22	—	—	22
Warrants issued under federal support programs	—	—	—	—	6	—	—	6
Balance at June 30, 2021	476	$5	158	$(1,989)	$3,012	$2,785	$—	$3,813

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2020	428	$4	158	$(1,980)	$2,294	$4,054	$(6)	$4,366
Net loss	—	—	—	—	—	(320)	—	(320)
Other comprehensive income	—	—	—	—	—	—	3	3
Vesting of restricted stock units	—	—	—	(1)	—	—	—	(1)
Stock compensation expense	—	—	—	—	6	—	—	6
Stock issued under Crewmember stock purchase plan	2	—	—	—	22	—	—	22
CARES Act warrant issuance	—	—	—	—	18	—	—	18
Balance at June 30, 2020	430	$4	158	$(1,981)	$2,340	$3,734	$(3)	$4,094

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2020	474	$5	158	$(1,981)	$2,959	$2,968	$—	$3,951
Net loss	—	—	—	—	—	(183)	—	(183)
Other comprehensive income	—	—	—	—	—	—	—	—
Vesting of restricted stock units	1	—	—	(8)	—	—	—	(8)
Stock compensation expense	—	—	—	—	17	—	—	17
Stock issued under Crewmember stock purchase plan	1	—	—	—	22	—	—	22
Shares repurchased	—	—	—	—	—	—	—	—
Warrants issued under federal support programs	—	—	—	—	14	—	—	14
Balance at June 30, 2021	476	$5	158	$(1,989)	$3,012	$2,785	$—	$3,813

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	427	$4	145	$(1,782)	$2,253	$4,322	$2	$4,799
Net loss	—	—	—	—	—	(588)	—	(588)
Other comprehensive loss	—	—	—	—	—	—	(5)	(5)
Vesting of restricted stock units	1	—	—	(7)	—	—	—	(7)
Stock compensation expense	—	—	—	—	15	—	—	15
Stock issued under Crewmember stock purchase plan	2	—	—	—	22	—	—	22
Shares repurchased	—	—	13	(192)	32	—	—	(160)
CARES Act warrant issuance					18			18
Balance at June 30, 2020	430	$4	158	$(1,981)	$2,340	$3,734	$(3)	$4,094

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
Available-for-sale investment securities. Our available-for-sale investment securities include investments such as time deposits and convertible debt securities. The fair values of these instruments are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the fair value hierarchy. We did not record any material gains or losses on these securities during the three and six months ended June 30, 2021 or 2020. Refer to Note 8 to our condensed consolidated financial statements for an explanation of the fair value hierarchy structure.
Held-to-maturity investment securities. We did not have any held-to-maturity investments as of June 30, 2021 and December 31, 2020. We did not record any significant gains or losses on these securities during the three and six months ended June 30, 2021 or 2020.
The aggregate carrying values of our short-term and long-term investment securities consisted of the following at June 30, 2021 and December 31, 2020 (in millions):

	June 30, 2021	December 31, 2020
Available-for-sale securities
Time deposits	$1,311	$1,130
Debt securities	7	7
Total available-for-sale securities	1,318	1,137
Total investment securities	$1,318	$1,137
Other Investments
Our wholly-owned subsidiary, JetBlue Technology Ventures, LLC, or JTV, has equity investments in emerging companies which do not have readily determinable fair values. In accordance with Accounting Standards Update ("ASU") 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, we account for these investments using a measurement alternative which allows entities to measure these investments at cost, less any impairment, adjusted for changes from observable price changes in orderly transactions for identifiable or similar investments of the same issuer. The carrying amount of these investments was $46 million and $40 million as of June 30, 2021 and December 31, 2020, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

We have an approximate 10% ownership interest in the TWA Flight Center Hotel at John F. Kennedy International Airport and it is also accounted for under the measurement alternative. The carrying amount of this investment was $14 million as of June 30, 2021 and December 31, 2020.
Equity Method Investments
Investments in which we can exercise significant influence are accounted for using the equity method in accordance with Topic 323, Investments - Equity Method and Joint Ventures of the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification (the "Codification"). The carrying amount of our equity method investments was $32 million and $34 million as of June 30, 2021 and December 31, 2020, respectively, and is included within other assets on our consolidated balance sheets.
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
In August 2020, the FASB issued ASU 2020-06, Debt —Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"). This update simplifies the accounting for certain convertible instruments by removing the separation models for convertible debt with a cash conversion feature and for convertible instruments with a beneficial conversion feature. As a result, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, this update amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The treasury stock method is no longer available. Entities may adopt the requirements of ASU 2020-06 using either a full or modified retrospective approach, and it is effective for interim and annual reporting periods beginning after December 15, 2021. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2020. We adopted the requirements of ASU 2020-06 as of January 1, 2021. The adoption did not have an impact on our condensed consolidated financial statements as we did not have any convertible instruments outstanding as of December 31, 2020. As discussed in Note 3 to our condensed consolidated financial statements, in March 2021, we completed a private offering for $750 million of 0.50% convertible notes due 2026. We evaluated the conversion feature of this note offering for embedded derivatives in accordance with ASC 815, Derivatives and Hedging, and the substantial premium model in accordance with ASC 470, Debt. Based on our assessment, we concluded that separate accounting for the conversion feature of this note offering is not required. The carrying value of this convertible note was included within long-term debt and finance lease obligations on our consolidated balance sheet as of June 30, 2021.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2— Revenue Recognition
The Company categorizes the revenues received from contracts with its customers by revenue source as we believe it best depicts the nature, amount, timing, and uncertainty of our revenue and cash flow. The following table provides the revenues recognized by revenue source for the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Passenger revenue
Passenger travel	$1,322	$145	$1,945	$1,553
Loyalty revenue - air transportation	66	25	113	129
Other revenue
Loyalty revenue	81	38	126	88
Other revenue	30	7	48	33
Total revenue	$1,499	$215	$2,232	$1,803
TrueBlue® is our customer loyalty program designed to reward and recognize our customers. TrueBlue® points earned from ticket purchases are presented as a reduction to Passenger travel within passenger revenue. Amounts presented in Loyalty revenue - air transportation represent the revenue recognized when TrueBlue® points have been redeemed and the travel has occurred.
In June 2021, the Company entered into an Amended and Restated Co-Branded Card Agreement with Barclaycard® (the "Co-Brand Agreement"). The Co-Brand Agreement, which amends and restates the existing Barclaycard® Co-Brand Agreement, extends the term to 2031 and modifies certain other terms. The terms of the Co-Brand Agreement are effective January 1, 2021. The performance obligations such air transportation; use of the JetBlue brand name, and access to our frequent flyer customer lists; advertising; and other airline benefits. are consistent with the previous agreement. We continue to use the accounting method that allocates the consideration received based on the relative selling prices of those performance obligations. The increase in loyalty program revenues are primarily related to brand and non-air transportation elements. In addition, in July 2021, the Company entered into an Amended and Restated Co-Branded Card Agreement with MasterCard® to continue our partnership as network provider under the Co-Brand Agreements.
Contract Liabilities
Our contract liabilities primarily consist of ticket sales for which transportation has not yet been provided, unused credits available to customers, and outstanding loyalty points available for redemption (in millions):

	June 30, 2021	December 31, 2020
Air traffic liability - passenger travel	$1,628	$964
Air traffic liability - loyalty program and deferred revenue	1,350	825
Total	2,978	1,789
During the six months ended June 30, 2021 and 2020, we recognized passenger revenue of $371 million and $666 million respectively, that was included in passenger travel liability at the beginning of the respective periods.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents the activity of the current and non-current air traffic liability for our loyalty program, and includes points earned and sold to participating companies for the six months ended June 30, 2021 and 2020 (in millions):

Balance at December 31, 2020	$733
TrueBlue® points redeemed	(113)
TrueBlue® points earned and sold	186
Balance at June 30, 2021	$806

Balance at December 31, 2019	$661
TrueBlue® points redeemed	(129)
TrueBlue® points earned and sold	144
Balance at June 30, 2020	$676
The timing of our TrueBlue® point redemptions can vary; however, the majority of our points are redeemed within approximately three years of the date of issuance.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3—Long-term Debt, Short-term Borrowings and Finance Lease Obligations
During the six months ended June 30, 2021, we made payments of $1.5 billion on our outstanding debt and finance lease obligations.
We had pledged aircraft, engines, other equipment, and facilities with a net book value of $6.6 billion at June 30, 2021 as security under various financing arrangements.
At June 30, 2021, scheduled maturities of our long-term debt and finance lease obligations were $218 million for the remainder of 2021, $390 million in 2022, $599 million in 2023, $340 million in 2024, $305 million in 2025, and $2.6 billion thereafter.
The carrying amounts and estimated fair values of our long-term debt, net of debt acquisition costs, at June 30, 2021 and December 31, 2020 were as follows (in millions):

	June 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value(2)	Carrying Value	Estimated Fair Value(2)
Public Debt
Fixed rate special facility bonds, due through 2036	$42	$46	$42	$45
Fixed rate enhanced equipment notes:
2019-1 Series AA, due through 2032	546	460	560	440
2019-1 Series A, due through 2028	170	155	174	152
2019-1 Series B, due through 2027	101	133	107	139
2020-1 Series A, due through 2032	607	672	627	658
2020-1 Series B, due through 2028	161	216	170	223
Non-Public Debt
Fixed rate enhanced equipment notes, due through 2023	100	102	114	116
Fixed rate equipment notes, due through 2028	796	806	891	1,017
Floating rate equipment notes, due through 2028	128	126	152	144
Floating rate term loan credit facility, due through 2024	—	—	702	759
Unsecured CARES Act Payroll Support Program loan, due through 2030	259	222	259	207
Secured CARES Act Loan, due through 2025	105	108	104	104
Citibank line of credit, due through 2023	—	—	546	533
2020 sale-leaseback transactions, due through 2024	350	387	352	393
Unsecured Consolidated Appropriations Act Payroll Support Program Extension loan, due through 2031	144	123	—	—
0.50% convertible senior notes due 2026	734	675	—	—
Unsecured American Rescue Plan Act of 2021 Payroll Support loan, due through 2031	132	113	—	—
Total(1)	$4,375	$4,344	$4,800	$4,930
(1) Total excludes finance lease obligations of $55 million and $63 million at June 30, 2021 and December 31, 2020, respectively.
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
Unsecured Consolidated Appropriations Act Payroll Support Program Extension Loan
On January 15, 2021, we entered into a Payroll Support Program Extension Agreement (the "PSP Extension Agreement") with the United States Department of the Treasury ("Treasury") governing our participation in the federal Payroll Support Program for passenger air carriers under the United States Consolidated Appropriations Act, 2021 (the “Payroll Support Program 2"). During the six months ended June 30, 2021, Treasury provided us with total payments of $580 million (the "Payroll Support 2 Payments") under the program, consisting of $436 million in grants and $144 million in unsecured term loans, with funding received on January 15, 2021, March 5, 2021 and April 29, 2021. The loans have a 10-year term and bear interest on the principal amount outstanding at an annual rate of 1.00% until January 15, 2026, and the applicable Secured Overnight Financing Rate ("SOFR") plus 2.00% thereafter until January 15, 2031. In consideration for the Payroll Support 2 Payments, we issued warrants to purchase approximately 1.0 million shares of our common stock to the Treasury at an exercise price of $14.43 per share. The warrants will expire five years after issuance and will be exercisable either through net cash settlement or net share settlement, at our option, in whole or in part at any time. In accordance with the PSP Extension Agreement, we are required to comply with the relevant provisions of the Payroll Support Program 2 which, among other things, includes the following: the requirement to use the Payroll Support 2 Payments exclusively for the continuation of payment of crewmember wages, salaries and benefits; the prohibition on involuntary furloughs and reductions in crewmember pay rates and benefits through March 31, 2021; the requirement that certain levels of commercial air service be maintained until March 1, 2022; the prohibitions on share repurchases and the payment of common stock dividends; and restrictions on the payment of certain executive compensation until October 1, 2022.
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
The carrying value relating to the payroll support extension grants were recorded within other accrued liabilities and were recognized as a contra-expense within special items on our consolidated statements of operations as the funds are utilized. The relative fair value of the warrants, estimated to be $9 million, were recorded within additional paid-in capital and reduced the total carrying value of the grants to $427 million. Proceeds from the payroll support extension grants and from the issuance of warrants were classified within operating activities and financing activities, respectively, on our condensed consolidated statements of cash flows. Our funding from the payroll support extension grants received under Payroll Support Program 2 was fully utilized as of June 30, 2021.
The carrying value relating to the unsecured term loans is recorded within long-term debt and finance lease obligations on our consolidated balance sheets. The proceeds from the loans were classified as financing activities on our condensed consolidated statement of cash flows.
0.50% Convertible Senior Notes due 2026

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In March 2021, we completed a private offering for $750 million of 0.50% convertible notes due 2026. The notes are general unsecured senior obligations and will rank equal in right of payment with all of our existing and future senior unsecured indebtedness and senior in right of payment to our existing and future subordinated debt. The notes will effectively rank junior in right of payment to any of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all of our indebtedness and other liabilities. The net proceeds from this offering were approximately $734 million.
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
As discussed in Note 1 to our condensed consolidated financial statements, we early adopted the provisions of ASU 2020-06. Accordingly, we evaluated the conversion feature of this note offering for embedded derivatives in accordance with ASC 815, Derivatives and Hedging, and the substantial premium model in accordance with ASC 470, Debt. Based on our assessment, separate accounting for the conversion feature of this note offering is not required.
Unsecured American Rescue Plan Act of 2021 Payroll Support Program
On May 6, 2021, we entered into a Payroll Support 3 Agreement (the "PSP3 Agreement") with Treasury governing our participation in the federal payroll support program for passenger air carriers under Section 7301 of the American Rescue Plan Act of 2021 (the "Payroll Support Program 3"). In the second quarter of 2021, Treasury provided us with total payments of $541 million (the "Payroll Support 3 Payments") under the program, consisting of $409 million in grants (the "PSP3 grants") and $132 million in unsecured term loans (the "PSP3 loans") with funding received on May 6, 2021 and June 3, 2021. The PSP3 loans have a 10-year term and bear interest on the principal amount outstanding at an annual rate of 1.00% until May 6, 2026, and the applicable SOFR plus 2.00% thereafter until May 6, 2031. In consideration for the Payroll Support 3 Payments, we issued warrants (the "PSP3 warrants") to purchase approximately 0.7 million shares of our common stock to the Treasury at an exercise price of $19.90 per share. The PSP3 warrants will expire five years after issuance and will be exercisable either through net cash settlement or net share settlement, at our option, in whole or in part at any time.
The carrying value relating to the PSP3 grants are recorded within other accrued liabilities and are recognized as a contra-expense within special items on our consolidated statements of operations as the funds are utilized. The relative fair value of the warrants, estimated to be $5 million, are recorded within additional paid-in capital and reduced the total carrying value of the grants to $404 million. Proceeds from the PSP3 grants and from the issuance of PSP3 warrants are classified within operating activities and financing activities, respectively, on our condensed consolidated statements of cash flows. As of June 30, 2021, the carrying value of our PSP3 grants was approximately $186 million.
The carrying value relating to the PSP3 loans is recorded within long-term debt and finance lease obligations on our consolidated balance sheets. The proceeds from the loans are classified as financing activities on our condensed consolidated statement of cash flows.
Floating Rate Term Loan Credit Facility

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On June 17, 2020, we entered into a $750 million term loan credit facility with Barclays Bank PLC, as administrative agent (the "Term Loan"). The loans thereunder bear interest at a variable rate equal to LIBOR (subject to a 1.00% floor), or at our election another rate, in each case, plus a specified margin. Our obligations were secured on a senior basis by airport takeoff and landing slots at LaGuardia Airport, John F. Kennedy International Airport, and Reagan National Airport and the right to use certain intellectual property assets comprising the JetBlue brand. Slots are rights to take-off or land at a specific airport during a specific time period during the day and a means by which airport capacity and congestion can be managed. The Term Loan is subject to amortization payments of 5% per year, payable quarterly, commencing on September 30, 2020 with the remaining balance due and payable in a single payment on the maturity date of June 17, 2024.
On June 17, 2021, the Company voluntarily repaid a portion of its outstanding borrowings under the Term Loan. On June 30, 2021, the Company repaid the full amount of outstanding borrowings under the Term Loan, which, together with its repayment of June 17, 2021, totaled approximately $722 million, plus accrued interest and associated fees. As of June 30, 2021, all obligations under the Term Loan, including all pledges of collateral were terminated in full.
The Coronavirus Aid, Relief, and Economic Security (CARES) Act
On March 27, 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). Under the CARES Act, assistance was made available to the aviation industry in the form of direct payroll support (the "Payroll Support Program") and secured loans (the "Loan Program").
CARES Act Payroll Support Program
On April 23, 2020, we entered into a Payroll Support Program Agreement (the "PSP Agreement") under the CARES Act with the Treasury governing our participation in the Payroll Support Program. Under the Payroll Support Program, Treasury provided us with payments which totaled $963 million (the "Payroll Support Payments") consisting of $704 million in grants and $259 million in unsecured term loans, with payments received on April 23, 2020 and September 30, 2020. The loans have a 10-year term and bear interest on the principal amount outstanding at an annual rate of 1.00% until April 23, 2025, and the applicable SOFR plus 2.00% thereafter until April 23, 2030. The principal amount may be repaid at any time prior to maturity at par. As part of the agreement, JetBlue issued to the Treasury warrants to acquire more than 2.7 million shares of our common stock under the program at an exercise price of $9.50 per share. The warrants will expire five years after issuance and will be exercisable either through net cash settlement or net share settlement, at our option, in whole or in part at any time.
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
Secured CARES Act Loan Program
Under the CARES Act Loan Program, JetBlue had the ability to borrow up to a total of approximately $1.9 billion from the Treasury. We entered into a loan and guarantee agreement (the "Loan Agreement") with the Treasury and made an initial drawing of $115 million under the CARES Act Loan Program on September 29, 2020. In connection with this initial drawing, we entered into a warrant agreement with Treasury, pursuant to which we issued to Treasury warrants to purchase approximately 1.2 million shares of our common stock at an exercise price of $9.50 per share. The warrants will expire five years after issuance and will be exercisable either through net cash settlement or net share settlement, at our option, in whole or in part at any time.
Unless otherwise terminated early, all borrowings under the CARES Act Loan Program are due and payable on the fifth anniversary of the initial borrowing date. Borrowings bear interest at a variable rate equal to LIBOR (or another rate based on certain market interest rates, plus a margin of 1% per annum, in each case with a floor of 0%), plus a margin of 2.75% per annum. Our obligations under the CARES Act Loan Program are secured by liens on (i) certain eligible aircraft and engine collateral and (ii) certain cash accounts (collectively, the "Collateral"). Under the terms of the CARES Act Loan Program, we

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

may also pledge eligible spare parts, slots, gates and routes, and additional aircraft, real property, ground support equipment, flight simulators and equity interests. The CARES Act Loan Program includes affirmative and negative covenants that restrict our ability to, among other things, dispose of Collateral, merge, consolidate or sell assets, incur certain additional indebtedness or pay certain dividends. In addition, we are required to maintain unrestricted cash and cash equivalents and unused commitments available under all revolving credit facilities aggregating not less than $550 million and to maintain a minimum ratio of the borrowing base of the Collateral (determined as the sum of a specified percentage of the appraised value of each type of Collateral) to outstanding obligations under the CARES Act Loan Program of not less than 1.6 to 1.0. If we do not meet the minimum collateral coverage ratio, we must either provide additional Collateral to secure our obligations under the CARES Act Loan Program or repay the loans by an amount necessary to maintain compliance with the collateral coverage ratio. The CARES Act Loan Program contains events of default customary for similar financings. Upon the occurrence of an event of default, the outstanding obligations under the CARES Act Loan Program may be accelerated and become due and payable immediately. In addition, if certain change of control events occur with respect to JetBlue, we will be required to prepay the loans in full under the CARES Act Loan Program.
In May 2021, we notified the Treasury of our intent to forego our remaining borrowing capacity of approximately $1.8 billion and subsequently on June 2, 2021 the liens on certain eligible engines and certain loyalty program assets, including JetBlue's rights in certain loyalty program agreements, loyalty program data and intellectual property, were released from the Collateral.
As of June 30, 2021, $115 million remained outstanding under the Loan Agreement.
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
We did not execute any sale-leaseback transactions in the second quarter of 2021.
Citibank Revolving Credit Agreement
We have a revolving Credit and Guaranty Agreement with Citibank N.A. as the administrative agent, for up to $550 million (the "Revolving Facility"). The term of the Revolving Facility runs through August 2023. Borrowings under the Revolving Facility bear interest at a variable rate equal to LIBOR, plus a margin. The Revolving Facility is secured by aircraft, simulators, and certain other assets as permitted thereunder. The Revolving Facility includes covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under revolving credit facilities. In addition, the covenants restrict our ability to, among other things, dispose of certain collateral, or merge, consolidate, or sell assets.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

We borrowed the full amount of $550 million under this revolving credit facility on April 22, 2020.
We repaid the full balance of this facility in the first quarter of 2021 and all the collateral securing the borrowings under the facility has been released. As of and for the quarter ended June 30, 2021, we did not have a balance outstanding or any borrowings under the Revolving Facility.
Short-term
Morgan Stanley Line of Credit
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon LIBOR, plus a margin. As of and for the periods ended June 30, 2021 and December 31, 2020, we did not have a balance outstanding or any borrowings under this line of credit.
Note 4—Earnings (Loss) Per Share
Basic earnings per share is calculated by dividing net (loss) income by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated similarly but includes potential dilution from restricted stock units, the Crewmember Stock Purchase Plan, convertible notes, and any other potentially dilutive instruments using the treasury stock and if-converted methods. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounts were 1.2 million for the three months ended June 30, 2020. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounts were 3.6 million and 1.6 million for the six months ended June 30, 2021 and June 30, 2020, respectively.
The following table shows how we computed basic and diluted earnings per common share for the three and six months ended June 30, 2021 and 2020 (dollars and share data in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$64	$(320)	$(183)	$(588)

Weighted average basic shares	317.7	271.7	317.0	275.1
Effect of dilutive securities	3.8	—	—	—
Weighted average diluted shares	321.5	271.7	317.0	275.1

Earnings (loss) per common share:
Basic	$0.20	$(1.18)	$(0.58)	$(2.14)
Diluted	$0.20	$(1.18)	$(0.58)	$(2.14)
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
Our pilots receive a non-elective Company contribution of 16% of eligible pilot compensation per the terms of the collective bargaining agreement between JetBlue and the Air Line Pilots Association, or ALPA, in lieu of the above 401(k) Company matching contribution, Retirement Plus, and Retirement Advantage contributions. Refer to Note 6 to our condensed consolidated financial statements for additional information. The Company's non-elective contribution of 16% of eligible pilot compensation vests after three years of service.
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
Total 401(k) company match, Retirement Plus, Retirement Advantage, pilot retirement contribution, and profit sharing expensed for the six months ended June 30, 2021 and 2020 was $100 million and $92 million, respectively.
Note 6—Commitments and Contingencies
Flight Equipment Commitments
As of June 30, 2021, our firm aircraft orders consisted of 65 Airbus A321neo aircraft and 67 Airbus A220 aircraft, scheduled for delivery through 2027. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits as of June 30, 2021 is approximately $0.4 billion for the remainder of 2021, $0.8 billion in 2022, $1.6 billion in 2023, $1.8 billion in 2024, $1.2 billion in 2025, and $1.6 billion thereafter.
In October 2019, the Office of the U.S. Trade Representative announced a 10% tariff on new commercial aircraft and related parts imported from certain European Union member states, which include aircraft and other parts we are already contractually obligated to purchase, including those noted above. The U.S. Trade Representative increased the tariff to 15% effective March 2020. In March 2021, the U.S. Trade Representative announced a four-month suspension of the tariff that was followed by an announcement in June 2021 that the suspension will be extended for five years. We continue to work with our business partners, including Airbus, to evaluate the potential financial and operational impact on our future aircraft deliveries, including after the suspension is lifted. The continued imposition of the tariff could substantially increase the cost of new Airbus aircraft and parts.
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
As of June 30, 2021, we had approximately $26 million in assets serving as collateral for letters of credit relating to a certain number of our leases. These are included in restricted cash and expire at the end of the related lease terms. Additionally, we had approximately $26 million pledged related to our workers' compensation insurance policies and other business partner agreements, which will expire according to the terms of the related policies or agreements.
Amid the COVID-19 pandemic, we reached an Agreement in Principle with ALPA to avoid involuntary furloughs of our pilots through at least October 1, 2021 in exchange for short-term changes to the collective bargaining agreement.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In April 2018, JetBlue inflight crewmembers elected to be solely represented by the Transport Workers Union of America, or TWU. The National Mediation Board, or NMB, certified the TWU as the representative body for JetBlue inflight crewmembers. In November 2020, our inflight crewmembers voted to reject the tentative collective bargaining agreement between JetBlue and the TWU. The parties have re-engaged in negotiations for a collective bargaining agreement.
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
We did not have any fuel hedging contracts outstanding as of June 30, 2021 or December 31, 2020.
The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fuel derivatives
Hedge effectiveness losses recognized in aircraft fuel expense	$—	$1	$—	$3
Losses on derivatives resulting from the discontinuance of hedge accounting recognized in interest income and other	—	3	—	5
Hedge losses on derivatives recognized in comprehensive income	—	—	—	11
Percentage of actual consumption economically hedged	—%	32%	—%	24%
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
There were no offsetting derivative instruments as of June 30, 2021 or December 31, 2020.
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
The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of June 30, 2021 and December 31, 2020 (in millions):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,740	$100	$—	$1,840
Available-for-sale investment securities	—	1,318	—	1,318

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,330	$130	$—	$1,460
Available-for-sale investment securities	—	1,137	—	1,137
Refer to Note 3 to our condensed consolidated financial statements for fair value information related to our outstanding debt obligations as of June 30, 2021 and December 31, 2020.
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
Available-for-sale investment securities
Our available-for-sale investment securities include investments such as time deposits and convertible debt securities. The fair values of these instruments are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. We did not record any material gains or losses on these securities during the three and six months ended June 30, 2021 and 2020.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9—Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives which qualify for hedge accounting. A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the three months ended June 30, 2021 and 2020 is as follows (in millions):

Aircraft Fuel Derivatives(1)(2)
Balance of accumulated income, at March 31, 2021	$—
Reclassifications into earnings, net of deferred taxes of $0	—
Change in fair value, net of deferred taxes of $0	—
Balance of accumulated income, at June 30, 2021	$—

Balance of accumulated (loss), at March 31, 2020	$(6)
Reclassifications into earnings, net of deferred taxes $(1)	3
Change in fair value, net of deferred taxes of $0	—
Balance of accumulated (loss), at June 30, 2020	$(3)
A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the six months ended June 30, 2021 and 2020 is as follows (in millions):

Aircraft Fuel Derivatives(1)(2)
Balance of accumulated income, at December 31, 2020	$—
Reclassifications into earnings, net of deferred taxes of $0	—
Change in fair value, net of deferred taxes of $0	—
Balance of accumulated income, at June 30, 2021	$—

Balance of accumulated income, at December 31, 2019	$2
Reclassifications into earnings, net of deferred taxes $(2)	6
Change in fair value, net of deferred taxes of $5	(11)
Balance of accumulated (loss), at June 30, 2020	$(3)
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10—Special Items
The following is a listing of special items presented on our consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Special Items
Federal payroll support grant recognition(1)	$(357)	$(304)	$(644)	$(304)
CARES Act employee retention credit(2)	(9)	—	(11)	—
Fleet impairment(3)	—	—	—	202
Total	$(366)	$(304)	$(655)	$(102)
(1) As discussed in Note 3 to our condensed consolidated financial statements, we are participants in Payroll Support Program 2 and Payroll Support Program 3, both of which are federal support programs for air carriers (the "Programs"). In the six months ended June 30, 2021, Treasury provided us with payroll support funding totaling $1.1 billion, consisting of $845 million in grants and $276 million in unsecured term loans under the Programs. The payroll support funds under these Programs are to be used exclusively for the continuation of payment of crewmember wages, salaries and benefits. The carrying values of the payroll support grants are recorded within other liabilities and will be recognized as contra-expenses within special items on our consolidated statements of operations as the funds are utilized. We utilized $357 million and $644 million of the payroll support grants under the Programs for the three and six months ended June 30, 2021, respectively.
(2) The Employee Retention Credit ("ERC") under the CARES Act is a refundable tax credit which encourages businesses to keep employees on the payroll during the COVID-19 pandemic. Eligible employers can qualify for up to $5,000 of credit for each employee based on qualified wages paid after March 12, 2020 and before January 1, 2021. Qualified wages are the wages paid to an employee for the time that the employee is not providing services due to an economic hardship, specifically, either (1) a full or partial suspension of operations by order of a governmental authority due to COVID-19, or (2) a significant decline in gross receipts. Our policy is to recognize the ERC when it is filed with the Internal Revenue Service. We recognized $9 million and $11 million of ERC as a contra-expense within special items on our consolidated statements of operations for the three and six months ended June 30, 2021, respectively.
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
Our operations were adversely impacted by the unprecedented decline in demand for travel caused by the COVID-19 pandemic. To determine if impairment exists in our fleet, we grouped our aircraft by fleet-type and estimated their future cash flows based on projections of capacity, aircraft age, maintenance requirements, and other relevant conditions. Based on the assessment, we determined the future cash flows from the operation of our Embraer E190 fleet were lower than the carrying value. For those aircraft, including the ones that are under operating lease, and related spare parts in our Embraer E190 fleet, we recorded an impairment loss of $0 and $202 million for the three and six months ended June 30, 2020, respectively. These losses represent the difference between the book value of these assets and their fair value. We estimated the fair value of our Embraer E190 fleet using third party valuations and considered specific circumstances such as aircraft age, maintenance requirements and condition, and therefore classified as Level 3 in the fair value hierarchy. We evaluated the remaining fleet and determined the future cash flows of our Airbus A320 and Airbus A321 fleet exceeded their carrying value as of June 30, 2021.
No impairment loss was recorded for the three and six months ended June 30, 2021.
As the extent of the ongoing impact from the COVID-19 pandemic remains uncertain, we will update our assessment as new information becomes available.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
The COVID-19 pandemic continues to have a significant impact on our operating revenues and financial position. We began seeing signs of recovery in February 2021 that continued to progress throughout the second quarter of 2021. The length and severity of the reduction in travel demand due to the COVID-19 pandemic are uncertain, but with increasing vaccination rates, reductions in infection rates related to new COVID-19 variants and easing of travel advisories and restrictions, we believe customer confidence will continue to grow, leading to increased demand throughout the summer of 2021. We expect widespread vaccinations to result in sustained demand improvement going forward, with recovery of domestic demand preceding the recovery of international demand in most regions. If consumer confidence and demand for air travel returns, we expect to return to 2019 capacity levels in the second half of 2021.
Second Quarter 2021 Results
Our second quarter 2020 results were adversely impacted by the COVID-19 pandemic. As a result, the comparisons to 2020 are inflated and are not necessarily indicative of future operating results. In certain cases we have also provided comparisons of our second quarter 2021 results to our second quarter 2019 results which is more reflective of pre-pandemic operations.
•Second quarter system capacity increased by 465.6% year-over-year and decreased by (14.9)% versus the second quarter of 2019.
•Revenue for the second quarter of 2021 increased by $1,284 million to $1,499 million and decreased by (28.8)% versus the second quarter of 2019.
•Operating revenue per available seat mile (RASM) for the three months ended June 30, 2021 increased by 23.4% to 10.99 cents.
•Operating expense for the three months ended June 30, 2021 increased by 116.3% to 1,352 million and decreased by (27.2)% versus the second quarter of 2019.
•Operating expense per available seat mile (CASM) for the three months ended June 30, 2021 decreased by (61.7)% to 9.91 cents.
•Our operating expense for the second quarter of 2021 and 2020 included the effects of special items. In the second quarter of 2021, we recognized $357 million of contra-expense representing the amount of federal payroll support extension grants provided by the payroll support programs, that were utilized during the period, and $9 million of contra-expense related to the recognition of Employee Retention Credits provided by the CARES Act. Our operating expense for the second quarter of 2020 included $304 million of payroll support grants under the CARES act as a contra-expense within special items on our consolidated statement of operations. Excluding fuel and related taxes, special items, as well as operating expenses related to our non-airline businesses, our operating expense increased by 53.7% to $1,371 million.
•Excluding fuel and related taxes, special items, as well as operating expenses related to our non-airline businesses, our cost per available seat mile (CASM ex-fuel)(1) decreased by (72.8)% to 10.05 cents for the second quarter of 2021.
•Our reported earnings (loss) per share for the second quarter of 2021 and 2020 were $0.20 and $(1.18), respectively. Excluding special items, our adjusted loss per share(1) for the second quarter of 2021 and 2020 were $(0.65) and $(2.02), respectively.
Since February 2021, we have seen a meaningful rebound in the demand for leisure travel. We are encouraged by the improving booking trends, and believe the ongoing acceleration in demand will continue throughout the summer, subject to the increase in vaccination rates, reductions in COVID-19 infection rates, including those associated with new variants, and easing of travel restrictions. We expect to increase capacity in response to the level of demand. We have taken a number of steps to position ourselves for recovery when demand for air travel returns to pre-pandemic levels.
Network
In February 2021, we added service to Miami and Key West which further expanded our relevance in South Florida.
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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In June 2021, we launched daily service to Los Cabos, Mexico from JFK and Los Angeles International Airport.
In July 2021, we launched services to Kalispell/Glacier Park International Airport in Montana with up to three weekly flights from JFK and launched service to Boise Airport in Idaho from JFK with up to four weekly flights.
We also anticipate launching service from JFK to London Heathrow in August 2021 and London Gatwick in September 2021. Service from Boston’s Logan International Airport to London will launch in summer 2022. London will be our first destination in Europe.
Commercial Partnerships
We continue to develop our strategic relationship with American Airlines Group Inc. ("American"). In February 2021, we began codeshare operations under our alliance agreement on select flights.
Enabled by our alliance with American, in April 2021, we announced our plans to add seven new destinations between late 2021 and 2022 to our route map. We also announced significant growth plans at New York's LaGuardia Airport ("LGA") where we plan to launch 40 new routes in the coming months, many enabled by the Northeast Alliance; doubling our presence in LGA by the end of 2021.
We believe our partnership with American will create more capacity, seamless connectivity for travelers in the northeast, and offer more choices for customers across the networks of both airlines. By leveraging our Northeast Alliance with American, we look to re-build business market frequencies ahead of an expected business travel recovery in the fall. In addition, we expect this relationship will also accelerate our recovery as the travel industry adapts to new trends as a result of the COVID-19 pandemic.
Fleet
We took delivery of six aircraft in the second quarter of 2021 and paid for each delivery with cash on hand.
In connection with our plans to begin service to London, we took delivery of our first two Airbus A321LR aircraft, the long range model of the Airbus A321, in the second quarter.
Given the new growth opportunities being provided by our Northeast alliance, we are re-examining our Fleet to ensure we are well equipped to capitalize fully on current and near term conditions. We have a plan to delay our retirement schedule for our owned E190s which offers a constructive way to profitably grow in the Northeast while protecting the balance sheet. We will of course remain flexible with our fleet to align with the demand environment.
Also in the second quarter, we placed our first two Airbus A220 aircraft into service. We believe the economics of the Airbus A220 aircraft, which have approximately 30% lower direct cost per seat as compared to our Embraer E190 fleet, will be pivotal in helping us reshape our cost structure and rebuild our margin as we begin to recover from the pandemic.
Additionally we placed two new Airbus A321neo aircraft into service which will help reduce C02 emissions with improved fuel economy through newly designed engine technology and cabin changes.
Customer Experience
In February 2021, we unveiled a reimagined version of our Mint® experience, our premium product offering. The new service includes a completely refreshed cabin design featuring private suites with a sliding door for every Mint® customer. Each Mint® aircraft will also include two Mint® Studio suites which offer the most space in a premium experience from any U.S. airline based on personal square footage per passenger seat. We debuted this new premium service with a 16-seat individual
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
suite layout in June on a limited number of flights between New York and Los Angeles in 2021. For our anticipated transatlantic flights to London, the new Mint® experience will include 24 individual suites.
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
Outlook for 2021
As we continue to navigate through the pandemic, we are optimistic about the future. Based on our current planning assumptions, we expect capacity for the third quarter of 2021 to be flat to down three percent as compared to the same period in 2019.
Revenue is expected to decline between 4% and 9% in the third quarter of 2021 as compared to the same period in 2019. We expect the demand acceleration which began in February 2021 to continue as larger portions of the U.S. population become vaccinated against COVID-19 and travel advisories and restrictions begin to ease. We are closely monitoring the latest news with respect to the COVID variants and the potential impact that continued spread of these variants could have on the demand for air travel.
We presently expect third quarter 2021 operating expenses to increase by approximately 11-13% as compared to the same period in 2019. We plan to continue managing our cost structure, while mitigating near term cost pressures from higher fuel prices, airport rents and landing fees, and labor costs as we ramp up our operations if we begin to see a return of capacity back to pre-pandemic levels.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2021 vs. 2020
Overview
We reported a net income of $64 million, operating income of $147 million and an operating margin of 9.8% for the three months ended June 30, 2021. This compares to a net loss of $320 million, an operating loss of $410 million and an operating margin of (190.8)% for the three months ended June 30, 2020. Earnings per share were $0.20 for the second quarter of 2021 and $(1.18) of loss per diluted share for the same period in 2020.
Our reported results for the second quarter of 2021 and 2020 included the effects of special items. Adjusting for these special items(1), our adjusted net loss was $(206) million, adjusted operating loss was $(219), adjusted operating margin was (14.6)%, and adjusted loss per share was $(0.65) for the second quarter of 2021. This compares to adjusted net loss of $(548) million, adjusted operating loss of $(714) million, adjusted operating margin was (332.6)%, and adjusted diluted loss per share of $(2.02) for the second quarter of 2020.
On-time performance, as defined by the Department of Transportation, or DOT, is arrival within 14 minutes of scheduled arrival time. In the second quarter of 2021, our systemwide on-time performance was 73.8% compared to 92.9% for the same period in 2020. Our completion factor increased by 13.3% points to 99.2% in the second quarter of 2021 from 85.9% in the same period in 2020.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Three Months Ended June 30,		Year-over-Year Change
	2021	2020	$	%
Passenger revenue	$1,388	$170	$1,218	715.5%
Other revenue	111	45	66	148.0
Total operating revenues	$1,499	$215	$1,284	597.7%

Average Fare	$174.90	$276.35	$(101.45)	(36.7)%
Yield per passenger mile (cents)	12.82	20.86	(8.04)	(38.5)
Passenger revenue per ASM (cents)	10.18	7.06	3.12	44.2
Operating revenue per ASM (cents)	10.99	8.91	2.08	23.4
Average stage length (miles)	1,279	1,183	96	8.1
Revenue passengers (thousands)	7,938	616	7,322	1,188.5
Revenue passenger miles (millions)	10,804	816	9,988	1,223.7
Available Seat Miles (ASMs) (millions)	13,645	2,413	11,232	465.6
Load Factor	79.2%	33.8%		45.4	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue and baggage fees, as well as revenue from our ancillary product offerings such as Even More® Space. The increase in passenger revenue of $1,218 million, or 715.5%, for the three months ended June 30, 2021 compared to the same period in 2020, was primarily driven by the increase in demand for travel as we recover from the COVID-19 pandemic. Revenue passengers increased to 7.9 million for the three months ended June 30, 2021 from 616 thousand for the same period in 2020.

Operating Expenses
In detail, our operating costs per available seat mile, or ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Three Months Ended June 30,		Year-over-Year Change		Cents per ASM
	2021	2020	$	%	2021	2020	% Change
Aircraft fuel and related taxes	$336	$29	$307	1,051.8%	2.46	1.21	103.7%
Salaries, wages and benefits	577	477	100	20.9	4.23	19.78	(78.6)
Landing fees and other rents	174	62	112	180.7	1.27	2.57	(50.4)
Depreciation and amortization	133	140	(7)	(4.9)	0.98	5.81	(83.2)
Aircraft rent	26	16	10	63.8	0.19	0.66	(71.0)
Sales and marketing	47	8	39	508.9	0.35	0.32	7.7
Maintenance, materials and repairs	164	73	91	122.8	1.20	3.05	(60.6)
Other operating expenses	261	124	137	110.5	1.91	5.12	(62.8)
Special items	(366)	(304)	(62)	20.2	(2.68)	(12.62)	(78.7)
Total operating expenses	$1,352	$625	$727	116.3%	9.91	25.90	(61.7)%

Total operating expenses excluding special items(1)	$1,718	$929	$789	84.8%	12.59	38.52	(67.3)%
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes increased by $307 million, for the three months ended June 30, 2021 compared to the same period in 2020. The average fuel price for the three months ended June 30, 2021 increased by 98.8% to $1.91 per gallon. Our fuel consumption increased by 479.3%, or 146 million gallons, due to increased demand as we recover from the COVID-19
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
pandemic. We expect our fuel consumption to gradually increase in 2021 as we continue to recover from the pandemic and add capacity back into the system.
Salaries, Wages and Benefits
Salaries, wages and benefits increased $100 million, or 20.9%, for the three months ended June 30, 2021 compared to the same period in 2020, driven primarily by the increase in demand for travel driving up total hours worked by our crewmembers. Beginning in March 2020, we instituted a company-wide hiring freeze, implemented salary and wage reductions of 20% to 50% for our officers, and reduced work hours for all other management workgroups.
Landing Fees and Other Rents
Landing fees and other rents increased $112 million, or 180.7%, for the three months ended June 30, 2021 compared to the same period in 2020 primarily due to increases in rates as well as increases in customers and departures. We currently expect rents and landing fees to continue to increase into 2022 due to increased rates and a higher volume of flights.
Depreciation and Amortization
Depreciation and amortization decreased $(7) million, or (4.9)%, for the three months ended June 30, 2021 compared to the same period in 2020. Beginning in June 2020, we entered into sale-leaseback transactions for our aircraft resulting in a decline in depreciation expense. This decline in expense was essentially offset by an increase in aircraft rent as we converted owned aircraft into leased aircraft.
Aircraft Rent
Aircraft rent increased $10 million, or 63.8%, for the three months ended June 30, 2021 compared to the same period in 2020. Beginning in June 2020, we entered into sale-leaseback transactions for some of our aircraft resulting in an increase in aircraft rent.
Sales and Marketing
Sales and marketing increased $39 million, or 508.9%, for the three months ended June 30, 2021 compared to the same period in 2020 driven by an increase in sales in the period due to an increase in demand for travel.
Maintenance Materials and Repairs
Maintenance materials and repairs increased $91 million, or 122.8%, for the three months ended June 30, 2021 compared to the same period in 2020, primarily driven by an increase in maintenance deferred during the COVID-19 pandemic. As of June 30, 2020, we had approximately 115 aircraft parked.
Other Operating Expenses
Other operating expenses consist of the following categories: outside services (including expenses related to fueling, ground handling, skycap, security, and janitorial services), insurance, personnel expenses, professional fees, onboard supplies, shop and office supplies, bad debts, communication costs, and taxes other than payroll and fuel taxes.
Other operating expenses increased $137 million, or 110.5%, for the three months ended June 30, 2021 compared to the same period in 2020 due to an increase in demand to fly as we begin to come out of the COVID-19 pandemic.
We continue to focus on driving efficiencies and productivity across our business. We expect the benefits from the run-rate savings associated with our Structural Cost Program to continue.
Special Items
For the three months ended June 30, 2021, special items included a contra-expense of $357 million which represents the amount of payroll support grants utilized during the period. In addition, special items included a contra-expense of $9 million related to the recognition of Employee Retention Credits provided by the CARES act.
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Six Months Ended June 30, 2021 vs. 2020
Overview
We reported a net loss of $183 million, an operating loss of $147 million and an operating margin of (6.6)% for the six months ended June 30, 2021. This compares to a net loss of $588 million, an operating loss of $744 million and an operating margin of (41.3)% for the six months ended June 30, 2020. Loss per share was $(0.58) for the six months ended June 30, 2021 compared to loss per share of $(2.14) for the same period in 2020.
Our reported results for the six months ended June 30, 2021 and 2020 included the effects of special items. Adjusting for these special items(1), our adjusted net loss was $665 million, adjusted operating loss was $802 million, adjusted operating margin was (35.9)%, and adjusted loss per share was $(2.10) for the six months ended June 30, 2021. This compares to adjusted net loss of $664 million, adjusted operating loss of $846 million, adjusted operating margin of (46.9)%, and adjusted loss per share of $(2.42) for the six months ended June 30, 2020.
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Six Months Ended June 30,		Year-over-Year Change
	2021	2020	$	%
Passenger revenue	$2,058	$1,682	$376	22.4%
Other revenue	174	121	53	42.9
Total operating revenues	$2,232	$1,803	$429	23.7%

Average Fare	$165.93	$191.83	$(25.90)	(13.5)%
Yield per passenger mile (cents)	12.39	15.00	(2.61)	(17.4)
Passenger revenue per ASM (cents)	9.05	9.72	(0.67)	(6.9)
Operating revenue per ASM (cents)	9.82	10.42	(0.60)	(5.8)
Average stage length (miles)	1,278	1,163	115	9.9
Revenue passengers (thousands)	12,401	8,766	3,635	41.5
Revenue passenger miles (millions)	16,611	11,208	5,403	48.2
Available Seat Miles (ASMs) (millions)	22,734	17,304	5,430	31.4
Load Factor	73.1%	64.8%		8.3	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue and baggage fees, as well as revenue from our ancillary product offerings such as Even More® Space. The increase in passenger revenue of $376 million, or 22.4%, for the six months ended June 30, 2021 compared to the same period in 2020, was primarily driven by the increase in demand for travel as we begin to come out of the COVID-19 pandemic which began in March of 2020. Revenue passengers increased by 41.5% to 12.4 million for the six months ended June 30, 2021 from 8.8 million for the same period in 2020.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Expenses
In detail, our operating costs per available seat mile, or ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Six Months Ended June 30,		Year-over-Year Change		Cents per ASM
	2021	2020	$	%	2021	2020	% Change
Aircraft fuel and related taxes	$530	$394	$136	34.3%	2.33	2.28	2.2%
Salaries, wages and benefits	1,098	1,078	20	1.9	4.83	6.23	(22.5)
Landing fees and other rents	289	174	115	66.4	1.27	1.00	26.7
Depreciation and amortization	258	279	(21)	(7.6)	1.13	1.61	(29.7)
Aircraft rent	50	37	13	35.7	0.22	0.22	3.3
Sales and marketing	70	60	10	15.7	0.31	0.35	(11.9)
Maintenance, materials and repairs	268	233	35	14.7	1.18	1.35	(12.7)
Other operating expenses	471	394	77	19.7	2.07	2.27	(8.9)
Special items	(655)	(102)	(553)	(541.8)	(2.88)	(0.59)	(388.5)
Total operating expenses	$2,379	$2,547	$(168)	(6.6)%	10.46	14.72	(28.9)%

Total operating expenses excluding special items(1)	$3,034	$2,649	$385	14.5%	13.34	15.31	(12.9)%
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes increased by $136 million, or 34.3%, for the six months ended June 30, 2021 compared to the same period in 2020. The average fuel price for the six months ended June 30, 2021 increased by 5.8% to $1.84 per gallon. Our fuel consumption increased by 27.0%, or 61 million gallons, due to capacity increases as demand for travel grew. We expect our fuel consumption to gradually increase in 2021 as we continue to recover from the pandemic and add capacity back into the system.
Salaries, Wages and Benefits
Salaries, wages and benefits increased by $20 million, or 1.9%, for the six months ended June 30, 2021 compared to the same period in 2020, driven primarily by the increase in demand for travel driving up total hours worked by our crewmembers. In the comparison period, beginning in March 2020, we instituted a company-wide hiring freeze, implemented salary reductions of 20% to 50% for our officers, and reduced work hours for all other management workgroups. As of June 30, 2021, we have approximately 20,000 crewmembers compared to approximately 21,500 crewmembers at June 30, 2020.
Landing Fees and Other Rents
Landing fees and other rents increased by $115 million, or 66.4%, for the six months ended June 30, 2021 compared to the same period in 2020 primarily due to increases in rates, customers, and departures as demand for travel increases.
We expect cost pressures in landing fees and other rents due to increases in rates at the airports we serve, coupled with an increase in the number of departures as we ramp up our operations.
Depreciation and Amortization
Depreciation and amortization decreased by $21 million, or 7.6%, for the six months ended June 30, 2021 compared to the same period in 2020. This decrease was primarily attributed to the impairment of our E190 fleet and related spare parts in 2020. In addition, we also executed a number of sale-leaseback transactions towards the second half of 2020, the majority of which qualified as sales for accounting purposes. As a result of these sales, we no longer record depreciation expense on the assets. The costs associated with leasing these assets back from the purchaser are included in Aircraft Rent on our consolidated statements of operations.
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The decreases described above were partially offset by additional depreciation expenses related to four new aircraft that were placed into service since June 30, 2020. The average number of aircraft increased by 2.8% during the six months ended June 30, 2021 as compared to the same period in 2020.
Aircraft Rent
Aircraft rent increased $13 million, or 35.7%, for the six months ended June 30, 2021 compared to the same period in 2020. As discussed above, we executed a number of sale-leaseback transactions towards the second half of 2020, the majority of which qualified as sales for accounting purposes. The assets associated with these transactions which qualified as sales are recorded within operating lease assets and rent expenses are recognized throughout the life of the related lease terms.
Sales and Marketing
Sales and marketing increased $10 million, or 15.7%, for the six months ended June 30, 2021 compared to the same period in 2020 driven by higher credit card fees and computer reservation system charges which are directly related to demand increases as we recover from the pandemic.
Maintenance Materials and Repairs
Maintenance materials and repairs increased $35 million, or 14.7%, for the six months ended June 30, 2021 compared to the same period in 2020, primarily driven by an increase in maintenance events. During 2020, we parked aircraft and deferred non-essential maintenance expenditures to conserve cash.
We expect expenses relating to maintenance, materials, and repairs to increase throughout 2021.
Other Operating Expenses
Other operating expenses consist of the following categories: outside services (including expenses related to fueling, ground handling, skycap, security, and janitorial services), insurance, personnel expenses, professional fees, onboard supplies, shop and office supplies, bad debts, communication costs, and taxes other than payroll and fuel taxes.
Other operating expenses increased $77 million, or 19.7%, for the six months ended June 30, 2021 compared to the same period in 2020 due to capacity increases in response to the increase in demand as we recover from the COVID-19 pandemic.
Special Items
Special items for the six months ended June 30, 2021 included the following:
•Contra-expense of $(644) million, which represents the amount of federal payroll support grants utilized during the period; and
•Contra-expenses of $(11) million related to the recognition of Employee Retention Credits provided by the CARES Act.
For the six months ended June 30, 2020, special items include a contra-expense of $304 million which represents the amount of CARES Act payroll support grants utilized during the period, and the impairment charge of $202 million on our Embraer E190 fleet.
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth our operating statistics for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(percent changes based on unrounded numbers)	2021	2020	%		2021	2020	%
Operational Statistics
Revenue passengers (thousands)	7,938	616	1,188.5		12,401	8,766	41.5
Revenue passenger miles (RPMs) (millions)	10,804	816	1,223.7		16,611	11,208	48.2
Available seat miles (ASMs) (millions)	13,645	2,413	465.6		22,734	17,304	31.4
Load factor	79.2%	33.8%	45.4	pts	73.1%	64.8%	8.3	pts
Aircraft utilization (hours per day)	8.8	1.6	450.0		7.4	6.1	21.3

Average fare	$174.90	$276.35	(36.7)		$165.93	$191.83	(13.5)
Yield per passenger mile (cents)	12.82	20.86	(38.5)		12.39	15.00	(17.4)
Passenger revenue per ASM (cents)	10.18	7.06	44.2		9.05	9.72	(6.9)
Operating revenue per ASM (cents)	10.99	8.91	23.4		9.82	10.42	(5.8)
Operating expense per ASM (cents)	9.91	25.90	(61.7)		10.46	14.72	(28.9)
Operating expense per ASM, excluding fuel(1)	10.05	36.95	(72.8)		10.92	12.90	(15.3)

Departures	67,253	12,896	421.5		111,302	96,191	15.7
Average stage length (miles)	1,279	1,183	8.1		1,278	1,163	9.9
Average number of operating aircraft during period	269.0	262.0	2.7		268.0	260.6	2.8
Average fuel cost per gallon, including fuel taxes	$1.91	$0.96	98.8		$1.84	$1.74	5.8
Fuel gallons consumed (millions)	176	30	479.3		288	227	27.0
Average number of full-time equivalent crewmembers					15,416	16,759
Historical trends may not continue. The ongoing COVID-19 pandemic continues to cause disruptions in our operations during the three months ended June 30, 2021. We expect our operating results to significantly fluctuate from quarter-to-quarter in the future due to the uncertainties surrounding the COVID-19 pandemic, its impact on the economy and consumer behavior, and various other factors which are outside of our control. Consequently, we believe quarter-to-quarter comparisons of our operating results may not necessarily be meaningful; you should not rely on our results for any one quarter as an indication of our future performance.
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONSOLIDATED BALANCE SHEET ANALYSIS
The following is a discussion of the significant changes between June 30, 2021, and December 31, 2020.

(in millions)
Selected Balance Sheet Data:	June 30, 2021	December 31, 2020	$ Change	% Change
ASSETS
Cash and cash equivalents	2,409	1,918	491	25.6%
Investment securities	1,317	1,135	182	16.0%
Receivables, net of allowance of $2, at June 30, 2021 and December 31, 2020, respectively.	276	98	178	181.9%
Flight equipment	10,793	10,256	537	5.2%
LIABILITIES
Air traffic liability	1,880	1,122	758	67.5%
Other accrued liabilities	584	215	369	171.7%
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS	3,998	4,413	(415)	(9.4)%
Cash and cash equivalents
Cash and cash equivalents increased by $491 million, or 25.6%, primarily related to $1.6 billion cash from operations, including $1.1 billion funds related to the various PSP programs. Our cash portion at June 30, 2021 also benefited from the initial cash payments associated with our new Co-Branded Credit Card agreement.The increase to cash was offset by $1.4 billion of debt principal repayments.
Investment securities
Investment securities increased by $182 million, or 16.0%, primarily driven by an increase in time deposits.
Receivables, less allowance
Receivables increased by $178 million, as a result of improvements in demand which led to an increase in receivables from our credit card processors.
Flight equipment
Flight equipment increased by $537 million, or 5.2%, principally driven by aircraft capital expenditures made in the first half of 2021. Additional information related to our aircraft capital expenditures are provided within our discussion of investing activities under the "Liquidity and Capital Resources" section below.
Air traffic liability
Air traffic liability increased by $758 million, or 67.5%, driven by the improvements in demand as customers begin to gain confidence to travel and resumed booking travel further in advance. The cash collected from customers for future travel is recorded on our balance sheet until the point in time that the customer travels.
Other accrued liabilities
Other accrued liabilities increased by $369 million, or 171.7%, primarily as a result of the unused portion of our payroll support extension grants received under the Consolidated Appropriations Act.
As discussed in Note 3 to our condensed consolidated financial statements, on January 15, 2021, we entered into a PSP Extension Agreement with the Treasury governing our participation in the Payroll Support Program 2. In the first half of 2021, Treasury provided us with Payroll Support 2 Payments totaling $580 million. These payments consist of $436 million in grants and $144 million in unsecured term loans. In consideration for the Payroll Support 2 Payments, we issued warrants to Treasury to purchase approximately 1.0 million shares of our common stock at an exercise price of $14.43 per share.
On May 6, 2021, we entered into a Payroll Support 3 Agreement with Treasury governing our participation in the federal
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
payroll support program for passenger air carriers under Section 7301 of the American Rescue Plan Act of 2021. In the second quarter of 2021, Treasury provided us with total payments of $541 million under the program, consisting of $409 million in grants and $132 million in unsecured term loans. In consideration for the Payroll Support 3 Payments, we issued warrants to purchase approximately 0.7 million shares of our common stock to the Treasury at an exercise price of $19.90 per share.
Long-term debt and finance lease obligations
Long-term debt and finance lease obligations decreased by $(415) million, or (9.4)%. In the first quarter of 2021, we completed the issuance of our 0.50% Convertible Senior Notes due 2026 in the amount of $750 million and also received $276 million in unsecured term loans under the Payroll Support Program 2. These increases were partially offset by $768 million of principal payments on our debt and finance lease obligations and $722 million repayment of outstanding borrowings under the Term Loan. As the business continues to recover we will continue to look for opportunities to reduce our overall level of debt.
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
At June 30, 2021, we had cash, cash equivalents, and short-term investments of approximately $3.7 billion. Our business and operating results for 2021 continue to be impacted by the COVID-19 pandemic and we expect to maintain an elevated level of cash on hand as we navigate through 2021..
Analysis of Cash Flows
Operating Activities
We rely primarily on operating cash flows to provide working capital for current and future operations. Cash flows from operating activities were $1,658 million and $223 million for the six months ended June 30, 2021 and 2020, respectively. Lower losses, principally driven by lower operating expenses coupled with federal payroll support extension grants received under the Consolidated Appropriations Act and the initial cash payments associated with our new Co-Branded Credit Card Agreement all contributed to the increase in operating cash flows.
Investing Activities
Investing activities for the six months ended June 30, 2021 included $340 million in proceeds from maturities of investment securities.
During the six months ended June 30, 2021, capital expenditures related to our purchase of flight equipment included $340 million related to the purchase of seven Airbus A321neo aircraft and spare engines, $59 million related to the purchase of two A220 aircraft and spare engines $27 million for spare part purchases, $57 million in work-in-progress relating to flight equipment, and $16 million for flight equipment deposits. Other property and equipment capital expenditures also included ground equipment purchases and facilities improvements for $41 million.
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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financing Activities
Financing activities for the six months ended June 30, 2021 primarily consisted of the following:
•Net proceeds of $734 million from the issuance of our 0.50% Convertible Senior Notes due 2026; and
•Net proceeds of $276 million and $14 million from the issuances of unsecured term loans and warrants, respectively, in connection with the Payroll Support Program 2 and Payroll Support Program 3 under the Consolidated Appropriations Act.
These proceeds were more than offset by principal payments of $1.5 billion on our outstanding debt and finance lease obligations, $550 million of which were associated with the payoff of our revolving Credit and Guaranty Agreement.
Financing activities for the six months ended June 30, 2020 primarily consisted of the following:
• $981 million in net proceeds from the drawdown of our 364-day term loan facility;
• $717 million from our term loan facility with Barclays Bank PLC as administrative agent
•$550 million from our revolving credit facility with Citibank N.A as administrative agent
•Proceeds of $251 million and $18 million from the issuance of unsecured term loan and warrants, respectively, in connection with the Payroll Support Program under the CARES Act;
•$118 million of sale-leaseback transactions; and
•$22 million of proceeds from the issuance of common stock related to our crewmember stock purchase plan
CARES Act Loan Program
Under the CARES Act Loan Program as signed in September 2020 and subsequently amended in November 2020, we had the ability to borrow up to a total of approximately $1.9 billion from the Treasury. If we accepted the full amount of the loan, we would have issued warrants to purchase approximately 20.5 million shares of our common stock to the Treasury. Any amount received under the CARES Act Loan Program would have been subject to the relevant provisions of the CARES Act, including many of those governing the Payroll Support Program.
We made an initial drawing of $115 million under the CARES Act Loan Program on September 29, 2020. In connection with this initial drawing, we entered into a warrant agreement with Treasury, pursuant to which we issued to Treasury warrants to purchase approximately 1.2 million shares of our common stock at an exercise price of $9.50 per share.
On January 15, 2021, we entered into a letter agreement with Treasury which provided an extension of the Loan Agreement allowing us the option to access the remaining borrowing capacity through May 28, 2021. In May 2021, we notified the Treasury of our intent to forego our remaining approximately $1.8 billion borrowing capacity and subsequently on June 2, 2021 the liens on certain eligible engines and certain loyalty program assets, including JetBlue's rights in certain loyalty program agreements, loyalty program data and intellectual property, were released from the collateral package.
As of June 30, 2021, $115 million of the borrowings under the CARES Act loan remained outstanding.
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
Working Capital
We had working capital of $223 million at June 30, 2021 compared to $671 million at December 31, 2020. Our working capital decreased by $448 million due to several factors, including an overall increase in our air traffic liability which was attributed to the increase in customer bookings as demand for air travel begins to recover from the COVID-19 pandemic.
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
Contractual Obligations
Our contractual obligations at June 30, 2021 include the following (in billions):

	Payments due in
	Total	2021	2022	2023	2024	2025	Thereafter
Debt and finance lease obligations(1)	$5.1	$0.3	$0.5	$0.7	$0.4	$0.4	$2.8
Operating lease obligations	1.1	0.1	0.2	0.1	0.1	0.1	0.5
Flight equipment purchase obligations(2)	7.4	0.4	0.8	1.6	1.8	1.2	1.6
Other obligations(3)	3.0	0.2	0.4	0.5	0.4	0.4	1.1
Total	$16.6	$1.0	$1.9	$2.9	$2.7	$2.1	$6.0
The amounts stated above do not include additional obligations incurred as a result of financing activities executed after June 30, 2021.
(1) Includes actual interest and estimated interest for floating-rate debt based on June 30, 2021 rates.
(2) Amounts represent obligations based on the current delivery schedule set forth in our Airbus order book as of June 30, 2021.
(3) Amounts include non-cancelable commitments for the purchase of goods and services.
As of June 30, 2021, we are in compliance with the covenants of our debt and lease agreements. We have approximately $26 million of restricted cash pledged under standby letters of credit related to certain leases that will expire at the end of the related lease terms.
As of June 30, 2021, we operated a fleet of 130 Airbus A320 aircraft, 63 Airbus A321 aircraft, 20 Airbus A321neo aircraft, three Airbus A220 aircraft, and 60 Embraer E190 aircraft. Of our fleet, 210 are owned by us, 62 are leased under operating leases, and four are leased under finance leases. Our owned aircraft include aircraft associated with sale-leaseback transactions that did not qualify as sales for accounting purposes. As of June 30, 2021, the average age of our operating fleet was 11.5 years.
Our aircraft order book as of June 30, 2021 is as follows:

Year	Airbus A321neo	Airbus A220	Total
2021	1	5	6
2022	3	9	12
2023	11	18	29
2024	13	22	35
2025	11	12	23
2026	12	1	13
2027	14	—	14
Total	65	67	132
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
In October 2019, the Office of the U.S. Trade Representative announced a 10% tariff on new commercial aircraft and related parts imported from certain European Union member states, which include aircraft and other parts we are already contractually obligated to purchase, including those noted above. The U.S. Trade Representative increased the tariff to 15% effective in March 2020. In March 2021, the U.S. Trade Representative announced a four-month suspension of the tariff which was followed by an announcement in June 2021 that the suspension will be extended for five years. We continue to work with our business partners, including Airbus, to evaluate the potential financial and operational impact on our future aircraft deliveries, including once the suspension is lifted. The continued imposition of the tariff could substantially increase the cost of new Airbus aircraft and parts.
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
Forward-Looking Information
Forward-Looking Information Statements in this Report (or otherwise made by JetBlue or on JetBlue’s behalf) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which represent our management’s beliefs and assumptions concerning future events. These statements are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “expects,” “plans,” “anticipates,” “indicates,” “believes,” “forecast,” “guidance,” “outlook,” “may,” “will,” “should,” “seeks,” “targets” and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks, uncertainties, and assumptions, and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including, without limitation, the coronavirus ("COVID-19") pandemic, including the effectiveness of the available vaccines, the associated distribution and vaccination rates, the infection rates associated with COVID-19 variants, travel advisories and restrictions and the outbreak of any other disease or similar public health threat that affects travel demand or behavior; restrictions on our business related to the financing we accepted under various federal government support programs such as the CARES Act, and the Consolidated Appropriations Act, 2021; our significant fixed obligations and substantial indebtedness; risk associated with execution of our strategic operating plans in the near-term and long-term; the recording of a material impairment loss of tangible or intangible assets; our extremely competitive industry; volatility in financial and credit markets which could affect our ability to obtain debt and/or lease financing or to raise funds through debt or equity issuances; volatility in fuel prices, maintenance costs and interest
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

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
For the three and six months ended June 30, 2021, special items include contra-expenses recognized on the utilization of payroll support extension grants received under the payroll support programs, and contra-expenses recognized on the Employee Retention Credits provided by the CARES Act.
Special items for the three and six months ended June 30, 2020 include contra-expenses recognized on the utilization of payroll support grants received under the CARES Act and the impairment charge of our Embraer E190 fleet.
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

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF OPERATING EXPENSE PER ASM, EXCLUDING FUEL
	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
($ in millions; per ASM data in cents)	$	per ASM	$	per ASM	$	per ASM	$	per ASM
Total operating expenses	$1,352	$9.91	$625	$25.90	$2,379	$10.46	$2,547	$14.72
Less:
Aircraft fuel and related taxes	336	2.46	29	1.21	530	2.33	394	2.28
Other non-airline expenses	11	0.08	9	0.36	20	0.09	22	0.13
Special items	(366)	(2.68)	(304)	(12.62)	(655)	(2.88)	(102)	(0.59)
Operating expenses, excluding fuel	$1,371	$10.05	$891	$36.95	$2,484	$10.92	$2,233	$12.90
Operating Expense, Loss before Taxes, Net Loss and Loss per Share, excluding special items
Our GAAP results in the applicable periods were impacted by credits and charges that were deemed special items.
For the three and six months ended June 30, 2021, special items include contra-expenses recognized on the utilization of payroll support extension grants received under the payroll support programs, and contra-expenses recognized on the Employee Retention Credits provided by the CARES Act.
For the three months ended June 30, 2020, special items included a contra-expense which represents the amount of CARES Act payroll support grants utilized during the period. For the six months ended June 20, 2020, special items included the impairment charge of our Embraer E190 fleet resulting from the decline in demand caused by the COVID-19 pandemic.

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

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF OPERATING EXPENSE, LOSS BEFORE TAXES, NET LOSS AND LOSS PER SHARE EXCLUDING SPECIAL ITEMS
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Total operating revenues	$1,499	$215	$2,232	$1,803

Total operating expenses	$1,352	$625	$2,379	$2,547
Less: Special items	(366)	(304)	(655)	(102)
Total operating expenses excluding special items	$1,718	$929	$3,034	$2,649

Operating income (loss)	$147	$(410)	$(147)	$(744)
Add back: Special items	(366)	(304)	(655)	(102)
Operating loss excluding special items	$(219)	$(714)	$(802)	$(846)

Operating margin excluding special items	(14.6)%	(332.6)%	(35.9)%	(46.9)%

Income (loss) before income taxes	$57	$(450)	$(290)	$(804)
Add back: Special items	(366)	(304)	(655)	(102)
Loss before income taxes excluding special items	$(309)	$(754)	$(945)	$(906)

Pre-tax margin excluding special items	(20.6)%	(351.0)%	(42.3)%	(50.2)%

Net income (loss)	$64	$(320)	$(183)	$(588)
Add back: Special items	(366)	(304)	(655)	(102)
Less: Income tax (expense) benefit related to special items	(96)	(76)	(173)	(26)
Net loss excluding special items	$(206)	$(548)	$(665)	$(664)

Earnings Per Common Share:
Basic	$0.20	$(1.18)	$(0.58)	$(2.14)
Add back: Special items, net of tax	(0.85)	(0.84)	(1.52)	(0.28)
Basic excluding special items	$(0.65)	$(2.02)	$(2.10)	$(2.42)

Diluted	$0.20	$(1.18)	$(0.58)	$(2.14)
Add back: Special items, net of tax	(0.85)	(0.84)	(1.52)	(0.28)
Diluted excluding special items and gain on equity method investments	$(0.65)	$(2.02)	$(2.10)	$(2.42)

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

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF FREE CASH FLOW
	Six Months Ended June 30,
(in millions)	2021	2020
Net cash provided by operating activities	$1,658	$223
Less: Capital expenditures	(524)	(377)
Less: Predelivery deposits for flight equipment	(16)	(57)
Free Cash Flow	$1,118	$(211)

PART I. FINANCIAL INFORMATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as described below, there have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2020 Form 10-K.
Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the June 30, 2021 cost per gallon of fuel. Based on projected fuel consumption for the next 12 months, including the impact of our hedging position, such an increase would result in an increase to aircraft fuel expense of approximately $166 million. As of June 30, 2021, we had not hedged any of our projected fuel requirement for the remainder of 2021.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $3.9 billion of our debt and finance lease obligations, with the remaining $0.2 billion having floating interest rates. As of June 30, 2021, if interest rates were on average 100 basis points higher in 2021, our annual interest expense would increase by an insignificant amount. This amount is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
If interest rates were to average 100 basis points lower in 2021 than they were during 2020, our interest income from cash and investment balances would decrease by approximately and insignificant amount. This amount is determined by considering the impact of the hypothetical change in interest rates on the balances of our money market funds and short-term, interest-bearing investment for the trailing twelve month period.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In accordance with the Payroll Support Program Agreement, the Payroll Support Program Extension Agreement, and the Loan Agreement with the Treasury, we are prohibited from making any share repurchases through September 30, 2022. We have suspended our share repurchase program as of March 31, 2020. The acquisition of treasury stock reflected on our condensed consolidated statement of cash flows for the three months ended June 30, 2021 represents the return of shares to satisfy tax payments associated with crewmember stock compensation that vested during the period.
In consideration for the Payroll Support 2 Payments, during the six months ended June 30, 2021 we issued warrants to purchase approximately $1 million shares of common stock to the Treasury at an exercise price of $14.43 per share. In consideration for the Payroll Support 3 Payments, during the six months ended June 30, 2021 we issued warrants to purchase approximately $0.7 million shares of common stock to the Treasury at an exercise price of $19.90 per share. See Note 3 to our condensed consolidated financial statements.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
See accompanying Exhibit Index included after the signature page of this Report for a list of the exhibits filed or furnished with this Report.

EXHIBIT INDEX

Exhibit Number	Exhibit
4.1*	Warrant Agreement, dated as of May 6, 2021, between JetBlue Airways Corporation and the United States Department of the Treasury
4.2*	Form of Warrant (included as Annex B to Exhibit 4.1)
10.1*	Payroll Support Program 3 Agreement, dated as of May 6, 2021, between JetBlue Airways Corporation and the United States Department of the Treasury
10.2*	Promissory Note, dated as of May 6, 2021 issued by JetBlue Airways Corporation in the name of the United States Department of the Treasury
10.3
Offer Letter between Ursula Hurley and JetBlue Airways Corporation, dated June 15, 2021—incorporated by reference to Exhibit 10.1 to our current report on Form 8-K dated May 11, 2021 and filed on June 21, 2021.

10.4	Form of Performance-Contingent Executive Retention Award Agreement—incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.
10.5*	JetBlue Executive Retention Award - Ursula Hurley dated February 12, 2021
10.6*	JetBlue Executive Retention Award - Ursula Hurley dated April 12, 2021
10.7*	Form of Performance Share Unit Award Agreement (2020 Omnibus Incentive Plan)
10.8*	Form of RSU Award Agreement for Non-Employee Directors (2020 Omnibus Incentive Plan)
10.9*	Form of RSU Award Agreement, Crewmembers (2020 Omnibus Incentive Plan)
10.10*	Form of Deferred Stock Unit Award Agreement (2020 Omnibus Incentive Plan)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	July 30, 2021	By:	/s/ Alexander Chatkewitz
Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)