Form 10-Q
period 2021-09-30
JETBLUE AIRWAYS CORP
filed 2021-11-01
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of September 30, 2021, there were 318,030,520 shares outstanding of the registrant’s common stock, par value $0.01.

JETBLUE AIRWAYS CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share data)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,193	$1,918
Investment securities	1,100	1,135
Receivables, net of allowance of $3 and $2, at September 30, 2021 and December 31, 2020, respectively.	210	98
Inventories, net of allowance of $23 and $27, at September 30, 2021 and December 31, 2020, respectively.	64	71
Prepaid expenses and other	123	123
Total current assets	3,690	3,345
PROPERTY AND EQUIPMENT
Flight equipment	11,031	10,256
Predelivery deposits for flight equipment	339	420
Total flight equipment and predelivery deposits, gross	11,370	10,676
Less accumulated depreciation	3,131	2,888
Total flight equipment and predelivery deposits, net	8,239	7,788
Other property and equipment	1,199	1,202
Less accumulated depreciation	644	591
Total other property and equipment, net	555	611
Total property and equipment, net	8,794	8,399
OPERATING LEASE ASSETS	750	804
OTHER ASSETS
Investment securities	1	2
Restricted cash	59	51
Intangible assets, net of accumulated amortization of $392 and $360, at September 30, 2021 and December 31, 2020, respectively.	283	261
Other	492	544
Total other assets	835	858
TOTAL ASSETS	$14,069	$13,406

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share data)

	September 30, 2021	December 31, 2020
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$575	$365
Air traffic liability	1,679	1,122
Accrued salaries, wages and benefits	465	409
Other accrued liabilities	348	215
Current operating lease liabilities	108	113
Current maturities of long-term debt and finance lease obligations	391	450
Total current liabilities	3,566	2,674
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS	3,760	4,413
LONG-TERM OPERATING LEASE LIABILITIES	712	752
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	882	922
Air traffic liability - non-current	618	616
Other	582	78
Total deferred taxes and other liabilities	2,082	1,616
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 476 and 474 shares issued and 318 and 316 shares outstanding at September 30, 2021 and December 31, 2020, respectively	5	5
Treasury stock, at cost; 158 and 158 shares at September 30, 2021 and December 31, 2020, respectively	(1,989)	(1,981)
Additional paid-in capital	3,018	2,959
Retained earnings	2,915	2,968
Accumulated other comprehensive income	—	—
Total stockholders’ equity	3,949	3,951
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,069	$13,406

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
OPERATING REVENUES
Passenger	$1,856	$445	$3,913	$2,126
Other	116	47	290	169
Total operating revenues	1,972	492	4,203	2,295
OPERATING EXPENSES
Aircraft fuel and related taxes	443	102	973	496
Salaries, wages and benefits	620	482	1,718	1,560
Landing fees and other rents	182	84	470	258
Depreciation and amortization	140	127	398	407
Aircraft rent	25	23	76	60
Sales and marketing	60	24	130	84
Maintenance, materials and repairs	205	111	472	344
Other operating expenses	297	167	768	560
Special items	(186)	(112)	(841)	(214)
Total operating expenses	1,786	1,008	4,164	3,555
OPERATING INCOME (LOSS)	186	(516)	39	(1,260)
OTHER INCOME (EXPENSE)
Interest expense	(42)	(56)	(153)	(121)
Capitalized interest	3	3	9	10
Gain on equity investments	54	—	54	—
Interest income and other expenses	(11)	(9)	(49)	(10)
Total other income (expense)	4	(62)	(139)	(121)
INCOME (LOSS) BEFORE INCOME TAXES	190	(578)	(100)	(1,381)
Income tax expense (benefit)	60	(185)	(47)	(400)
NET INCOME (LOSS)	$130	$(393)	$(53)	$(981)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.41	$(1.44)	$(0.17)	$(3.58)
Diluted	$0.40	$(1.44)	$(0.17)	$(3.58)

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended September 30,
	2021	2020
NET INCOME (LOSS)	$130	$(393)
Changes in fair value of derivative instruments, net of reclassifications into earnings, net of deferred taxes of $0 and $(1) in 2021 and 2020, respectively	—	1
Total other comprehensive income	—	1
COMPREHENSIVE INCOME (LOSS)	$130	$(392)

	Nine Months Ended September 30,
	2021	2020
NET LOSS	$(53)	$(981)
Changes in fair value of derivative instruments, net of reclassifications into earnings, net of deferred taxes of $0 and $1 in 2021 and 2020, respectively	—	(4)
Total other comprehensive income (loss)	—	(4)
COMPREHENSIVE LOSS	$(53)	$(985)
See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(53)	$(981)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(40)	(351)
Impairment of long-lived assets	—	258
Depreciation	365	374
Amortization	33	33
Stock-based compensation	23	20
Changes in certain operating assets and liabilities	1,438	242
Deferred federal payroll support program grants	—	49
Losses on sale-leaseback transactions	—	106
Other, net	(11)	27
Net cash provided by (used in) operating activities	1,755	(223)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(770)	(529)
Predelivery deposits for flight equipment	(33)	(67)
Proceeds from the maturities of held-to-maturity investments	—	21
Purchase of available-for-sale securities	(520)	(1,162)
Proceeds from the sale of available-for-sale securities	590	944
Proceeds from sale-leaseback transactions	—	209
Other, net	(2)	(1)
Net cash used in investing activities	(735)	(585)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,010	2,541
Proceeds from short-term borrowings	—	981
Proceeds from sale-leaseback transactions	—	236
Proceeds from issuance of common stock	22	22
Proceeds from issuance of stock warrants	14	28
Repayment of long-term debt and finance lease obligations	(1,775)	(272)
Repayment of short-term borrowings	—	(1,000)
Acquisition of treasury stock	(7)	(167)
Other, net	(1)	—
Net cash (used in) provided by financing activities	(737)	2,369
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	283	1,561
Cash, cash equivalents and restricted cash at beginning of period	1,969	1,018
Cash, cash equivalents and restricted cash at end of period(1)	$2,252	$2,579

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2021	2020
SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest (net of amount capitalized)	$121	$37
Cash payments for income taxes (net of refunds)	—	—

NON-CASH TRANSACTIONS
Operating lease assets obtained in exchange for operating lease liabilities	$—	$144
Lease modifications and lease conversions	$40	$—

(1) Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:

	September 30, 2021	September 30, 2020
Cash and cash equivalents	$2,193	$2,453
Short-term restricted cash recorded within prepaid expenses and other	—	74
Restricted cash	59	52
Total cash, cash equivalents and restricted cash	$2,252	$2,579
See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in millions)

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at June 30, 2021	476	$5	158	$(1,989)	$3,012	$2,785	$—	$3,813
Net income	—	—	—	—	—	130	—	130
Stock compensation expense	—	—	—	—	6	—	—	6
Balance at September 30, 2021	476	$5	158	$(1,989)	$3,018	$2,915	$—	$3,949

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2020	430	$4	158	$(1,981)	$2,340	$3,734	$(3)	$4,094
Net (loss)	—	—	—	—	—	(393)	—	(393)
Other comprehensive income	—	—	—	—	—	—	1	1
Vesting of restricted stock units	1	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	5	—	—	5
CARES Act warrant issuance	—	—	—	—	10	—	—	10
Balance at September 30, 2020	431	$4	158	$(1,981)	$2,355	$3,341	$(2)	$3,717

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2020	474	$5	158	$(1,981)	$2,959	$2,968	$—	$3,951
Net (loss)	—	—	—	—	—	(53)	—	(53)
Vesting of restricted stock units	1	—	—	(8)	—	—	—	(8)
Stock compensation expense	—	—	—	—	23	—	—	23
Stock issued under Crewmember Stock Purchase Plan	1	—	—	—	22	—	—	22
Warrants issued under federal support programs	—	—	—	—	14	—	—	14
Balance at September 30, 2021	476	$5	158	$(1,989)	$3,018	$2,915	$—	$3,949

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	427	$4	145	$(1,782)	$2,253	$4,322	$2	$4,799
Net (loss)	—	—	—	—	—	(981)	—	(981)
Other comprehensive loss	—	—	—	—	—	—	(4)	(4)
Vesting of restricted stock units	2	—	—	(7)	—	—	—	(7)
Stock compensation expense	—	—	—	—	20	—	—	20
Stock issued under Crewmember Stock Purchase Plan	2	—	—	—	22	—	—	22
Shares repurchased	—	—	13	(192)	32	—	—	(160)
CARES Act warrant issuance	—	—	—	—	28	—	—	28
Balance at September 30, 2020	431	$4	158	$(1,981)	$2,355	$3,341	$(2)	$3,717

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1—Summary of Significant Accounting Policies
Basis of Presentation
JetBlue Airways Corporation, or JetBlue, provides air transportation services across the United States, the Caribbean and Latin America, and between New York and London. Our condensed consolidated financial statements include the accounts of JetBlue and our subsidiaries which are collectively referred to as “we” or the “Company”. All majority-owned subsidiaries are consolidated on a line by line basis, with all intercompany transactions and balances being eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with our 2020 audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, or our 2020 Form 10-K.
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
Available-for-sale investment securities. Our available-for-sale investment securities include investments such as time deposits, equity securities of publicly traded companies, and convertible debt securities. Our investments in equity securities of publicly traded companies are classified as Level 1 in the fair value hierarchy as their fair values are based on unadjusted quoted prices in active markets for identical assets. The fair values of our time deposits and convertible debt securities are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the fair value hierarchy. We did not record any material gains or losses on these securities during the three and nine months ended September 30, 2021 or 2020. Refer to Note 8 to our condensed consolidated financial statements for an explanation of the fair value hierarchy structure.
Held-to-maturity investment securities. We did not have any held-to-maturity investments as of September 30, 2021 and December 31, 2020. We did not record any gains or losses on these securities during the three and nine months ended September 30, 2021 or 2020.
The aggregate carrying values of our short-term and long-term investment securities consisted of the following at September 30, 2021 and December 31, 2020 (in millions):

	September 30, 2021	December 31, 2020
Available-for-sale securities
Time deposits	$1,060	$1,130
Equity securities	36	—
Debt securities	5	7
Total available-for-sale securities	1,101	1,137
Total investment securities	$1,101	$1,137
Other Investments
Our wholly-owned subsidiary, JetBlue Technology Ventures, LLC, or JTV, has equity investments in emerging companies which do not have readily determinable fair values. In accordance with Accounting Standards Update ("ASU") 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, we account for these investments using a measurement alternative which allows entities to measure these investments at cost, less any impairment, adjusted for changes from observable price changes in orderly transactions for

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

identifiable or similar investments of the same issuer. The carrying amount of these investments, which is included within other assets on our consolidated balance sheet, was $67 million and $40 million as of September 30, 2021 and December 31, 2020, respectively. We recognized a gain of $37 million on these investments during the three and nine months ended September 30, 2021. The gain was triggered by an observable transaction for a similar security issued by a company within the JTV investment portfolio which indicated a change in overall valuation. We estimated the fair value of our investment in the company using third party valuations and considered specific circumstances such as our expectation of a potential exit from the company, prices from previous issuances of equity securities, the rights and obligations of holders of similar securities within the company, and estimates of volatility. Due to the use of significant unobservable inputs, our investment is classified as Level 3 in the fair value hierarchy. In August 2021, we recognized a one-time gain of $17 million in connection with the initial public offering of a company within the JTV investment portfolio. The carrying value of this investment, which is included within short-term investment securities on our consolidated balance sheet, was $36 million as of September 30, 2021.
We have an approximate 10% ownership interest in the TWA Flight Center Hotel at John F. Kennedy International Airport and it is also accounted for under the measurement alternative. The carrying amount of this investment was $14 million as of September 30, 2021 and December 31, 2020.
Equity Method Investments
Investments in which we can exercise significant influence are accounted for using the equity method in accordance with Topic 323, Investments - Equity Method and Joint Ventures of the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification (the "Codification"). The carrying amount of our equity method investments was $33 million and $34 million as of September 30, 2021 and December 31, 2020, respectively, and is included within other assets on our consolidated balance sheets.
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
In August 2020, the FASB issued ASU 2020-06, Debt —Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"). This update simplifies the accounting for certain convertible instruments by removing the separation models for convertible debt with a cash conversion feature and for convertible instruments with a beneficial conversion feature. As a result, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, this update amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The treasury stock method is no longer available. Entities may adopt the requirements of ASU 2020-06 using either a full or modified retrospective approach, and it is effective for interim and annual reporting periods beginning after December 15, 2021. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2020. We adopted the requirements of ASU 2020-06 as of January 1, 2021. The adoption did not have an impact on our condensed consolidated financial statements as we did not have any convertible instruments outstanding as of December 31, 2020. As discussed in Note 3 to our condensed consolidated financial statements, in March 2021, we completed a private offering for $750 million of 0.50% convertible notes due 2026. We evaluated the conversion feature of this note offering for embedded derivatives in accordance with ASC 815, Derivatives and Hedging, and the substantial premium model in accordance with ASC 470, Debt. Based on our assessment, we concluded that separate accounting for the conversion feature of this note offering is not required. The carrying value of this convertible note was included within long-term debt and finance lease obligations on our consolidated balance sheet as of September 30, 2021.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2— Revenue Recognition
The Company categorizes the revenues received from contracts with its customers by revenue source as we believe it best depicts the nature, amount, timing, and uncertainty of our revenue and cash flow. The following table provides the revenues recognized by revenue source for the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Passenger revenue
Passenger travel	$1,773	$420	$3,717	$1,973
Loyalty revenue - air transportation	83	25	196	153
Other revenue
Loyalty revenue	80	38	206	127
Other revenue	36	9	84	42
Total revenue	$1,972	$492	$4,203	$2,295
TrueBlue® is our customer loyalty program designed to reward and recognize our customers. TrueBlue® points earned from ticket purchases are presented as a reduction to Passenger travel within passenger revenue. Amounts presented in Loyalty revenue - air transportation represent the revenue recognized when TrueBlue® points have been redeemed and the travel has occurred.
In June 2021, the Company entered into an Amended and Restated Co-Branded Card Agreement with Barclaycard® (the "Co-Brand Agreement"). The Co-Brand Agreement, which amends and restates the existing Barclaycard® Co-Brand Agreement, extends the term to 2031 and modifies certain other terms. The terms of the Co-Brand Agreement are effective as of January 1, 2021. The performance obligations such as air transportation; use of the JetBlue brand name, and access to our frequent flyer customer lists; advertising; and other airline benefits are consistent with the previous agreement. We continue to use the accounting method that allocates the consideration received based on the relative selling prices of those performance obligations. The increase in loyalty program revenues are primarily related to brand and non-air transportation elements. In addition, in July 2021, the Company entered into an Amended and Restated Co-Branded Card Agreement with MasterCard® to continue our partnership as network provider under the Co-Brand Agreement.
Contract Liabilities
Our contract liabilities primarily consist of ticket sales for which transportation has not yet been provided, unused credits available to customers, and outstanding loyalty points available for redemption (in millions):

	September 30, 2021	December 31, 2020
Air traffic liability - passenger travel	$1,416	$964
Air traffic liability - loyalty program and deferred revenue	1,473	825
Total	$2,889	$1,789
During the nine months ended September 30, 2021 and 2020, we recognized passenger revenue of $468 million and $697 million respectively, that was included in passenger travel liability at the beginning of the respective periods.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents the activity of the current and non-current air traffic liability for our loyalty program, and includes points earned and sold to participating companies for the nine months ended September 30, 2021 and 2020 (in millions):

Balance at December 31, 2020	$733
TrueBlue® points redeemed	(196)
TrueBlue® points earned and sold	308
Balance at September 30, 2021	$845

Balance at December 31, 2019	$661
TrueBlue® points redeemed	(153)
TrueBlue® points earned and sold	195
Balance at September 30, 2020	$703
The timing of our TrueBlue® point redemptions can vary; however, the majority of our points are redeemed within approximately three years of the date of issuance.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3—Long-term Debt, Short-term Borrowings and Finance Lease Obligations
During the nine months ended September 30, 2021, we made payments of $1.8 billion on our outstanding debt and finance lease obligations and issued $1.0 billion of additional debt.
We had pledged aircraft, engines, other equipment, and facilities with a net book value of $5.9 billion at September 30, 2021 as security under various financing arrangements.
At September 30, 2021, scheduled maturities of our long-term debt and finance lease obligations were $130 million for the remainder of 2021, $355 million in 2022, $564 million in 2023, $332 million in 2024, $192 million in 2025, and $2.6 billion thereafter.
The carrying amounts and estimated fair values of our long-term debt, net of debt acquisition costs, at September 30, 2021 and December 31, 2020 were as follows (in millions):

	September 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value(2)	Carrying Value	Estimated Fair Value(2)
Public Debt
Fixed rate special facility bonds, due through 2036	$42	$46	$42	$45
Fixed rate enhanced equipment notes:
2019-1 Series AA, due through 2032	547	464	560	440
2019-1 Series A, due through 2028	170	157	174	152
2019-1 Series B, due through 2027	101	132	107	139
2020-1 Series A, due through 2032	607	675	627	658
2020-1 Series B, due through 2028	161	215	170	223
Non-Public Debt
Fixed rate enhanced equipment notes, due through 2023	88	89	114	116
Fixed rate equipment notes, due through 2028	675	680	891	1,017
Floating rate equipment notes, due through 2028	115	111	152	144
Floating rate term loan credit facility, due through 2024	—	—	702	759
Unsecured CARES Act Payroll Support Program loan, due through 2030	259	224	259	207
Secured CARES Act Loan, due through 2025	—	—	104	104
Citibank line of credit, due through 2023	—	—	546	533
2020 sale-leaseback transactions, due through 2024	348	382	352	393
Unsecured Consolidated Appropriations Act Payroll Support Program Extension loan, due through 2031	144	124	—	—
0.50% convertible senior notes due 2026	735	680	—	—
Unsecured American Rescue Plan Act of 2021 Payroll Support loan, due through 2031	132	114	—	—
Total(1)	$4,124	$4,093	$4,800	$4,930
(1) Total excludes finance lease obligations of $27 million and $63 million at September 30, 2021 and December 31, 2020, respectively.
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
0.50% Convertible Senior Notes due 2026
In March 2021, we completed a private offering for $750 million of 0.50% convertible notes due 2026. The notes are general senior unsecured obligations and will rank equal in right of payment with all of our existing and future senior unsecured indebtedness and senior in right of payment to our existing and future subordinated debt. The notes will effectively rank junior in right of payment to any of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all of our indebtedness and other liabilities. The net proceeds from this offering were approximately $734 million.
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
Interest expense of $2 million and $4 million were recognized for the three and nine months ended September 30, 2021, respectively. Included within interest expense were $1 million and $2 million of debt issuance costs amortization for the three and nine months ended September 30, 2021, respectively.
Floating Rate Term Loan Credit Facility
On June 17, 2020, we entered into a $750 million term loan credit facility with Barclays Bank PLC, as administrative agent (the "Term Loan"). The loans thereunder bore interest at a variable rate equal to LIBOR (subject to a 1.00% floor), or at our election, another rate, in each case, plus a specified margin. Our obligations were secured on a senior basis by airport takeoff and landing slots at LaGuardia Airport, John F. Kennedy International Airport, and Reagan National Airport and the right to use certain intellectual property assets comprising the JetBlue brand.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On June 17, 2021, the Company voluntarily repaid a portion of its outstanding borrowings under the Term Loan. On June 30, 2021, the Company repaid the full remaining amount of outstanding borrowings under the Term Loan, which, together with its repayment of June 17, 2021, totaled approximately $722 million, plus accrued interest and associated fees. As of June 30, 2021, all obligations under the Term Loan, including all pledges of collateral were terminated in full. As of September 30, 2021, we did not have a balance outstanding under the Term Loan.
Federal Payroll Support Programs
As a result of the adverse economic impact of COVID-19, we have received assistance under various payroll support programs provided by the federal government.
CARES Act – Payroll Support Program
On March 27, 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). Under the CARES Act, assistance was made available to the aviation industry in the form of direct payroll support (the "Payroll Support Program") and secured loans (the "Loan Program").
On April 23, 2020, we entered into a Payroll Support Program Agreement (the "PSP Agreement") under the CARES Act with the United States Department of the Treasury ("Treasury") governing our participation in the Payroll Support Program. Under the Payroll Support Program, Treasury provided us with a total of approximately $963 million (the "Payroll Support Payments") consisting of $704 million in grants and $259 million in unsecured term loans. The loans have a 10-year term and bear interest on the principal amount outstanding at an annual rate of 1.00% until April 23, 2025, and the applicable Secured Overnight Financing Rate ("SOFR") plus 2.00% thereafter until April 23, 2030. The principal amount may be repaid at any time prior to maturity at par. As part of the agreement, JetBlue issued to Treasury warrants to acquire more than 2.7 million shares of our common stock under the program at an exercise price of $9.50 per share.
Consolidated Appropriations Act – Payroll Support Program 2
On January 15, 2021, we entered into a Payroll Support Program Extension Agreement (the "PSP Extension Agreement") with Treasury governing our participation in the federal Payroll Support Program for passenger air carriers under the United States Consolidated Appropriations Act, 2021 (the “Payroll Support Program 2"). Treasury provided us with a total of approximately $580 million (the "Payroll Support 2 Payments") under the program, consisting of $436 million in grants and $144 million in unsecured term loans, with funding received on January 15, 2021, March 5, 2021 and April 29, 2021. The loans have a 10-year term and bear interest on the principal amount outstanding at an annual rate of 1.00% until January 15, 2026, and the applicable SOFR plus 2.00% thereafter until January 15, 2031. In consideration for the Payroll Support 2 Payments, we issued warrants to purchase approximately 1.0 million shares of our common stock to Treasury at an exercise price of $14.43 per share.
American Rescue Plan Act – Payroll Support Program 3
On May 6, 2021, we entered into a Payroll Support 3 Agreement (the "PSP3 Agreement") with Treasury governing our participation in the federal payroll support program for passenger air carriers under Section 7301 of the American Rescue Plan Act of 2021 (the "Payroll Support Program 3"). Treasury provided us with a total of approximately $541 million (the "Payroll Support 3 Payments") under the program, consisting of $409 million in grants and $132 million in unsecured term loans. The loans have a 10-year term and bear interest on the principal amount outstanding at an annual rate of 1.00% until May 6, 2026, and the applicable SOFR plus 2.00% thereafter until May 6, 2031. In consideration for the Payroll Support 3 Payments, we issued warrants to purchase approximately 0.7 million shares of our common stock to Treasury at an exercise price of $19.90 per share.
The warrants associated with each of the payroll support programs described above will expire five years after issuance and will be exercisable either through net cash settlement or net share settlement, at our option, in whole or in part at any time.
The carrying values relating to the payroll support grants were recorded within other accrued liabilities and were recognized as a contra-expense within special items on our consolidated statements of operations as the funds were utilized. The relative fair value of the warrants were recorded within additional paid-in capital and reduced the total carrying value of the grants. Proceeds from the payroll support grants and from the issuance of payroll support warrants were classified within operating activities and financing activities, respectively, on our condensed consolidated statements of cash flows. Our funding from all payroll support grants were fully utilized as of September 30, 2021.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The carrying values relating to the unsecured payroll support loans were recorded within long-term debt and finance lease obligations on our consolidated balance sheets. The proceeds from the loans were classified as financing activities on our condensed consolidated statement of cash flows.
CARES Act – Secured Loan Program
Under the CARES Act Loan Program, JetBlue had the ability to borrow up to a total of approximately $1.9 billion from Treasury. We entered into a loan and guarantee agreement (the "Loan Agreement") with Treasury and made an initial drawing of $115 million under the CARES Act Loan Program on September 29, 2020. In connection with this initial drawing, we entered into a warrant agreement with Treasury, pursuant to which we issued to Treasury warrants to purchase approximately 1.2 million shares of our common stock at an exercise price of $9.50 per share. The warrants will expire five years after issuance and will be exercisable either through net cash settlement or net share settlement, at our option, in whole or in part at any time.
On September 15, 2021, the Company repaid the full amount of outstanding borrowings under the Loan Agreement, which, together with accrued interest and fees, totaled approximately $118 million. As of September 30, 2021, we did not have a balance outstanding and all obligations under the Loan Agreement, including all pledges of collateral, were terminated in full.
Fixed Rate Enhanced Equipment Notes
2020-1A and B Equipment Notes
In August 2020, we completed a public placement of equipment notes in an aggregate principal amount of $808 million secured by 24 Airbus A321 aircraft. The equipment notes were issued in two series: (i) Series A, bearing interest at the rate of 4.00% per annum in the aggregate principal amount equal to $636 million, and (ii) Series B, bearing interest at the rate of 7.75% per annum in the aggregate principal amount equal to $172 million. Principal and interest are payable semi-annually in arrears.
2019-1B Equipment Notes
In August 2020, we completed a public placement of equipment notes in an aggregate principal amount of $115 million bearing interest at a rate of 8.00% per annum. These equipment notes are secured by 25 Airbus A321 aircraft, which were included in the collateral pool of our 2019-1 Series AA and Series A offerings completed in November 2019. Principal and interest are payable semi-annually in arrears.
2020 Sale-Leaseback Transactions
In 2020, we executed $563 million of aircraft sale-leaseback transactions. Of these transactions, $354 million did not qualify as sales for accounting purposes. The assets associated with these transactions remain on our consolidated balance sheets within property and equipment and the related liabilities under the lease are classified within debt and finance leases obligations. These transactions are treated as cash from financing activities on our consolidated statements of cash flows. The remaining $209 million of sale-leaseback transactions qualified as sales and generated a loss of $106 million. The assets associated with these transactions which qualified as sales are recorded within operating lease assets. The liabilities are recorded within current operating lease liabilities and long-term operating lease liabilities on our consolidated balance sheets. These transactions are treated as cash from investing activities on our consolidated statements of cash flows.
We did not execute any sale-leaseback transactions during the nine months ended September 30, 2021.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

We repaid the full balance of this facility in the first quarter of 2021. As of and for the quarter ended September 30, 2021, we did not have a balance outstanding or any borrowings under the Revolving Facility.
Short-term Borrowings
Morgan Stanley Line of Credit
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon LIBOR, plus a margin. As of and for the periods ended September 30, 2021 and December 31, 2020, we did not have a balance outstanding or any borrowings under this line of credit.
Note 4—Earnings (Loss) Per Share
Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated similarly but includes potential dilution from restricted stock units, the Company's Crewmember Stock Purchase Plan, convertible notes, warrants issued under various federal payroll support programs, and any other potentially dilutive instruments using the treasury stock and if-converted methods. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounts were 1.9 million for the three months ended September 30, 2020. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounts were 3.5 million and 1.7 million for the nine months ended September 30, 2021 and September 30, 2020, respectively.
The following table shows how we computed basic and diluted earnings per common share for the three and nine months ended September 30, 2021 and 2020 (dollars and share data in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$130	$(393)	$(53)	$(981)

Weighted average basic shares	318.0	272.4	317.3	274.3
Effect of dilutive securities	3.3	—	—	—
Weighted average diluted shares	321.3	272.4	317.3	274.3

Earnings (loss) per common share:
Basic	$0.41	$(1.44)	$(0.17)	$(3.58)
Diluted	$0.40	$(1.44)	$(0.17)	$(3.58)
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
Effective August 1, 2018 and through December 31, 2020, our pilots received a non-elective Company contribution of 15% of eligible pilot compensation per the terms of the collective bargaining agreement between JetBlue and the Air Line Pilots Association, or ALPA, in lieu of the above 401(k) Company matching contribution, Retirement Plus, and Retirement Advantage contributions. This non-elective Company contribution was increased to 16% beginning on January 1, 2021. Refer to Note 6 to our condensed consolidated financial statements for additional information. The Company's non-elective contribution of eligible pilot compensation vests after three years of service.
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
Total 401(k) company match, Retirement Plus, Retirement Advantage, pilot retirement contribution, and profit sharing expensed for the three months ended September 30, 2021 and 2020 were $57 million and $42 million, respectively, while the total expensed for the nine months ended September 30, 2021 and 2020 were $157 million and $135 million, respectively.
Note 6—Commitments and Contingencies
Flight Equipment Commitments
As of September 30, 2021, our firm aircraft orders consisted of 64 Airbus A321neo aircraft and 64 Airbus A220 aircraft, scheduled for delivery through 2027. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits as of September 30, 2021 is approximately $0.2 billion for the remainder of 2021, $0.9 billion in 2022, $1.6 billion in 2023, $1.8 billion in 2024, $1.3 billion in 2025, and $1.9 billion thereafter.
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
As of September 30, 2021, we had approximately $28 million in assets serving as collateral for letters of credit relating to a certain number of our leases. These are included in restricted cash and expire at the end of the related lease terms. Additionally, we had approximately $26 million pledged related to our workers' compensation insurance policies and other business partner agreements, which will expire according to the terms of the related policies or agreements.
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
Legal Matters
Occasionally, we are involved in various claims, lawsuits, regulatory examinations, investigations and other legal matters involving suppliers (business partners), crewmembers, customers, and governmental agencies, arising, for the most part, in the ordinary course of business. The outcome of litigation and other legal matters is always uncertain. The Company believes it has valid defenses to the legal matters currently pending against it, is defending itself vigorously, and has recorded accruals determined in accordance with GAAP, where appropriate. In making a determination regarding accruals, using available information, we evaluate the likelihood of an unfavorable outcome in legal or regulatory proceedings to which we are a party and record a loss contingency when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. These subjective determinations are based on the status of such legal or regulatory proceedings, the merits of our defenses, and consultation with legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from our current estimates. It is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to our consolidated results of operations, liquidity, or financial condition.
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
On September 21, 2021, the United States Department of Justice (the “DOJ”), along with the Attorneys General of each of the States of Arizona, California, and Florida, the Commonwealths of Massachusetts, Pennsylvania, and Virginia, and the District of Columbia, filed a lawsuit in the United States District Court for the District of Massachusetts against JetBlue Airways Corporation (“JetBlue”) and American Airlines, Inc. (“American” and, together with JetBlue, the “Carriers”) concerning the Carriers’ previously implemented Northeast Alliance (the “NEA”). The lawsuit asserts and seeks an adjudication that the NEA violates Section 1 of the Sherman Act, and that the Carriers be permanently enjoined from continuing and restrained from further implementing the NEA. JetBlue believes the lawsuit is without merit and, along with American, intends to defend itself vigorously. Given the nature of this case, we are unable to estimate the reasonably possible loss or range of loss, if any, arising from this matter.
Note 7—Financial Derivative Instruments and Risk Management
As part of our risk management strategy, we periodically purchase over-the-counter energy derivative instruments and enter into fixed forward price agreements, or FFPs, to manage our exposure to the effect of changes in the price of jet fuel. Prices for the underlying commodities have historically been highly correlated to jet fuel, making derivatives of them effective at providing short-term protection against volatility in average fuel prices. We also periodically enter into jet fuel basis swaps for the differential between heating oil and jet fuel, to further limit the variability in fuel prices at various locations. We do not hold or issue any derivative financial instruments for trading purposes.
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
We did not have any fuel hedging contracts outstanding as of September 30, 2021 or December 31, 2020.
The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fuel derivatives
Hedge effectiveness losses recognized in aircraft fuel expense	$—	$2	$—	$5
Losses on derivatives resulting from the discontinuance of hedge accounting recognized in interest income and other	—	1	—	6
Hedge losses on derivatives recognized in comprehensive income	—	—	—	11
Percentage of actual consumption economically hedged	—%	27%	—%	25%
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
There were no offsetting derivative instruments as of September 30, 2021 or December 31, 2020.
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
The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of September 30, 2021 and December 31, 2020 (in millions):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,616	$50	$—	$1,666
Available-for-sale investment securities	36	1,065	—	1,101

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,330	$130	$—	$1,460
Available-for-sale investment securities	—	1,137	—	1,137
Refer to Note 3 to our condensed consolidated financial statements for fair value information related to our outstanding debt obligations as of September 30, 2021 and December 31, 2020.
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
Available-for-sale investment securities
Our available-for-sale investment securities include investments such as time deposits, equity securities of publicly traded companies, and convertible debt securities. Our investments in equity securities of publicly traded companies are classified as Level 1 in the fair value hierarchy as their fair values are based on unadjusted quoted prices in active markets for identical assets. The fair values of our time deposits and convertible debt securities are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the fair value hierarchy. We did not record any material gains or losses on these securities during the three and nine months ended September 30, 2021 and 2020.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9—Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives which qualify for hedge accounting. A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the three months ended September 30, 2021 and 2020 is as follows (in millions):

Aircraft Fuel Derivatives(1)(2)
Balance of accumulated income, at June 30, 2021	$—
Reclassifications into earnings, net of deferred taxes of $0	—
Change in fair value, net of deferred taxes of $0	—
Balance of accumulated income, at September 30, 2021	$—

Balance of accumulated (loss), at June 30, 2020	$(3)
Reclassifications into earnings, net of deferred taxes $(1)	1
Change in fair value, net of deferred taxes of $0	—
Balance of accumulated (loss), at September 30, 2020	$(2)
A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the nine months ended September 30, 2021 and 2020 is as follows (in millions):

Aircraft Fuel Derivatives(1)(2)
Balance of accumulated income, at December 31, 2020	$—
Reclassifications into earnings, net of deferred taxes of $0	—
Change in fair value, net of deferred taxes of $0	—
Balance of accumulated income, at September 30, 2021	$—

Balance of accumulated income, at December 31, 2019	$2
Reclassifications into earnings, net of deferred taxes $(4)	7
Change in fair value, net of deferred taxes of $5	(11)
Balance of accumulated (loss), at September30, 2020	$(2)
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10—Special Items
The following is a listing of special items presented on our consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Special Items
Federal payroll support grant recognition(1)	$(186)	$(332)	$(830)	$(636)
CARES Act employee retention credit(2)	—	—	(11)	—
Fleet impairment(3)	—	56	—	258
Severance and benefit costs(4)	—	58	—	58
Losses on sale-leaseback transactions(5)	—	106	—	106
Total	$(186)	$(112)	$(841)	$(214)
(1) As discussed in Note 3 to our condensed consolidated financial statements, we received assistance in the form of grants and unsecured loans under various federal payroll support programs. Funds under these federal payroll support programs were to be used exclusively for the continuation of payment of crewmember wages, salaries and benefits. The carrying values of the payroll support grants were recorded within other liabilities and were recognized as contra-expenses within special items on our consolidated statements of operations as the funds are utilized. We utilized $186 million and $830 million of the payroll support grants for the three and nine months ended September 30, 2021, respectively. Our payroll support grants were fully utilized as of September 30, 2021.
(2) The Employee Retention Credit ("ERC") under the CARES Act is a refundable tax credit which encourages businesses to keep employees on the payroll during the COVID-19 pandemic. Eligible employers can qualify for up to $5,000 of credit for each employee based on qualified wages paid after March 12, 2020 and before January 1, 2021. The Internal Revenue Service ("IRS") subsequently issued Notice 2021-23 and Notice 2021-49 which collectively extended the ERC eligibility to cover qualified wages paid after December 31, 2020 and before January 1, 2022. Qualified wages are the wages paid to an employee for the time that the employee is not providing services due to an economic hardship, specifically, either (1) a full or partial suspension of operations by order of a governmental authority due to COVID-19, or (2) a significant decline in gross receipts. Our policy is to recognize the ERC when it is filed with the IRS. We recognized $11 million of ERC as a contra-expense within special items on our consolidated statements of operations for the nine months ended September 30, 2021. No ERC was recognized during the three months ended September 30, 2021.
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
Our operations were adversely impacted by the unprecedented decline in demand for travel caused by the COVID-19 pandemic. To determine if impairment exists in our fleet, we grouped our aircraft by fleet-type and estimated their future cash flows based on projections of capacity, aircraft age, maintenance requirements, and other relevant conditions. Based on the assessment, we determined the future cash flows from the operation of our Embraer E190 fleet were lower than the carrying value. For those aircraft, including the ones that are under operating lease, and related spare parts in our Embraer E190 fleet, we recorded an impairment loss of $56 million and $258 million for the three and nine months ended September 30, 2020, respectively. These losses represent the difference between the book value of these assets and their fair value. We estimated the fair value of our Embraer E190 fleet using third party valuations and considered specific circumstances such as aircraft age, maintenance requirements and condition, and therefore classified as Level 3 in the fair value hierarchy. We evaluated the remaining fleet and determined the future cash flows of our Airbus A320 and Airbus A321 fleet exceeded their carrying value as of September 30, 2021.
No impairment loss was recorded for the three and nine months ended September 30, 2021.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As the extent of the ongoing impact from the COVID-19 pandemic remains uncertain, we will update our assessment as new information becomes available.
(4) The unprecedented declines in demand and in our capacity caused by COVID-19 has led to a significant reduction to our staffing needs. In June 2020, we announced voluntary separation programs which allowed eligible crewmembers the opportunity to voluntarily separate from the Company in exchange for severance, health coverage for a specified period of time, and travel privileges based on years of service. Virtually all of our crewmembers were eligible to participate in the voluntary separation program with the exception of our union-represented crewmembers and crewmembers of our wholly-owned subsidiaries (JetBlue Technology Ventures and JetBlue Travel Products). Separation agreements for the majority of the crewmembers who elected to participate in the voluntary programs were executed in the third quarter of 2020. One-time costs of $58 million, consisting of severance and health benefits, were recorded for the three months ended September 30, 2020 in connection with the programs. Approximately $39 million of this charge was disbursed during the third quarter of 2020. Substantially all of the remaining balance has been disbursed as of September 30, 2021 with the residual amount expected to be disbursed by mid-2022. Accruals related to the voluntary separation programs are primarily recorded in accrued salaries, wages and benefits, and accounts payable on our consolidated balance sheets.
(5) In the third quarter of 2020, we executed $327 million of aircraft sale-leaseback transactions. Of these transactions, $118 million did not qualify as sales for accounting purposes. The remaining $209 million qualified as sales and generated a loss of $106 million. These losses represent the difference between the book value of these assets and their fair value. We estimated the fair value of the related aircraft considering third party valuations and considered specific circumstances such as aircraft age, maintenance requirements and condition, and therefore classified as Level 3 in the fair value hierarchy.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
The COVID-19 pandemic continues to have a significant impact on our operating revenues and financial position. We began seeing signs of recovery in February 2021 that continued to progress into the third quarter of 2021. The length and severity of the reduction in travel demand due to the COVID-19 pandemic are uncertain, but with increasing vaccination rates, reductions in infection rates related to new COVID-19 variants and easing of travel advisories and restrictions, we believe customer confidence will continue to grow. We expect widespread vaccinations to result in sustained demand improvement going forward, with recovery of domestic demand outpacing the recovery of international demand in most regions.
Third Quarter 2021 Results
Our third quarter 2020 results were adversely impacted by the COVID-19 pandemic. As a result, comparisons of our 2021 results to 2020 are inflated and are not necessarily indicative of future operating results. In certain cases, we have also provided comparisons of our third quarter 2021 results to our third quarter 2019 results which are more reflective of pre-pandemic operations.
•Third quarter system capacity increased by 134.1% year-over-year and decreased by 0.8% versus the third quarter of 2019.
•Revenue for the third quarter of 2021 increased by 300.8% year-over-year to $2.0 billion and decreased by 5.5% versus the third quarter of 2019.
•Operating revenue per available seat mile (RASM) for the three months ended September 30, 2021 increased by 71.2% to 12.20 cents year-over-year and decreased by 4.7% versus the three months ended September 30, 2019.
•Operating expense for the third quarter of 2021 increased by 77.1% year-over-year to $1.8 billion and decreased by 2.9% versus the third quarter of 2019.
•Operating expense per available seat mile (CASM) for the three months ended September 30, 2021 decreased by 24.3% year-over-year to 11.04 cents and decreased by 2.1% versus the three months ended September 30, 2019.
•Our operating expense for the third quarter of 2021 and 2020 included the effects of special items. In the third quarter of 2021, we recognized $186 million of contra-expense representing the amount of federal payroll support grants that were utilized during the period. Special items for the third quarter of 2020 included $332 million of payroll support grants under the CARES act recognized as a contra-expense on our consolidated statement of operations, $58 million of one-time costs associated with our voluntary crewmember separation program, $56 million of impairment charges on our Embraer E190 fleet, and losses of $106 million generated by certain aircraft sale-leaseback transactions. Excluding fuel and related taxes, special items, as well as operating expenses related to our non-airline businesses, our operating expense increased by 50.2% year-over-year to $1.5 billion for the third quarter of 2021 and 11.8% versus the third quarter of 2019.
•Excluding fuel and related taxes, special items, as well as operating expenses related to our non-airline businesses, our cost per available seat mile (CASM ex-fuel)(1) decreased by 35.9% year-over-year to 9.39 cents for the third quarter of 2021 and increased by 12.7% versus the third quarter of 2019.
•Our reported diluted earnings (loss) per share for the third quarter of 2021 and 2020 were $0.40 and $(1.44), respectively. In addition to the special items described above, our results for the third quarter of 2021 also included $54 million of one-time gains on equity investments. Excluding these items, our adjusted loss per share(1) for the third quarter of 2021 and 2020 were $(0.12) and $(1.75), respectively.
Since February 2021, we have seen a meaningful rebound in the demand for leisure travel. We are encouraged by the improving booking trends, and believe the ongoing acceleration in demand will continue, subject to the increase in vaccination rates, reductions in COVID-19 infection rates, including those associated with new variants, and easing of travel restrictions. We expect to adjust capacity in response to the level of demand. We have taken a number of steps to position ourselves for recovery when demand for air travel returns to pre-pandemic levels.
Network
In August 2021, we launched our inaugural transatlantic service from John F. Kennedy International Airport ("JFK") in New York to London Heathrow Airport. We further expanded our presence in the transatlantic market with services from JFK to London Gatwick Airport, which began in September 2021. We expect to begin services to London from Boston Logan International Airport in summer 2022.
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the third quarter of 2021, we also launched seasonal services from JFK to Glacier Park International Airport in Kalispell, Montana, as well as Boise Airport in Idaho.
Fleet
We took delivery of three Airbus A220 aircraft and one Airbus A321neo aircraft in the third quarter of 2021, all of which were paid for with cash on hand.
Sustainability
We are committed to reducing our contribution to climate change and decarbonizing our operation. We have a clear plan to address our flight emissions, using the following six levers:
(1) Aircraft Efficiency: Our investments in new aircraft increase fuel efficiency and drive down costs;
(2) Fuel Optimization: We continuously monitor and adjust our operations to ensure adherence to fuel-savings procedures;
(3) Sustainable Aviation Fuels: We use sustainable aviation fuels ("SAF") on our existing aircraft reducing lifecycle emissions by up to 80%;
(4) Electric Ground Operations: We are converting our Ground Service Equipment to electric and maximizing electric ground power and air systems for our aircraft to minimize our fuel and emissions use on the ramp;
(5) Technology Partnerships: Through our subsidiary, JetBlue Technology Ventures, we support and invest in alternative energy aircraft technologies, such as those developing electric- and hydrogen-fueled aircraft; and
(6) Offsets: For unavoidable emissions, we purchase high-quality, verified carbon offsets.
In 2020, we became the first major U.S airline to achieve carbon neutrality for all domestic flights, which is achieved through large-scale carbon offsetting. Our target is to achieve net zero carbon emissions by 2040, ten years ahead of the Paris Climate Agreement.
We view the adoption of SAF as the most promising means of rapidly and directly reducing emissions in the aviation industry. Enabled by our recent agreements with SG Preston, Neste, World Energy, and World Fuel Services, we are well ahead of pace to achieve our goal of converting 10% of our jet fuel usage to SAF by 2030.
Commercial Partnerships
We continue to develop our strategic relationship with American Airlines, Inc. ("American") under the Northeast Alliance (the “NEA”).
On September 21, 2021, the United States Department of Justice ("DOJ"), along with the Attorneys General of six states and the District of Columbia filed a lawsuit against JetBlue and American concerning the previously implemented NEA. The lawsuit asserts and seeks an adjudication that the NEA violates U.S. antitrust laws, and that we and American should be permanently enjoined from continuing and restrained from further implementing the NEA.
Also on September 21, 2021, the United States Department of Transportation ("DOT") published a Clarification Notice relating to the agreement that had been reached between the DOT, JetBlue, and American in January 2021, at the conclusion of the DOT’s review of the NEA ("DOT Agreement"). The DOT Clarification Notice stated, among other things, that the DOT Agreement remains in force during the pendency of the DOJ action against the NEA and, while the DOT retains independent statutory authority to prohibit unfair methods of competition in air transportation, the DOT intends to defer to DOJ to resolve the antitrust concerns that DOJ has identified with respect to the NEA. The DOT simultaneously published a Notice Staying Proceeding in relation to a complaint by Spirit Airlines, Inc. regarding the NEA, pending resolution of the DOJ action described above.
The NEA was established to unlock capacity growth and customer benefits that could not have been achieved independently by either airline and to better compete in the Northeast market. We believe our partnership with American will create more capacity, seamless connectivity for travelers in the northeast, and offer more choices for customers across the networks of both airlines.
The Company believes the DOJ lawsuit is without merit and, along with American, intends to defend this matter vigorously.
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Outlook for 2021
As we continue to navigate through the pandemic, we are optimistic about the future. Based on our current planning assumptions, we expect capacity for the fourth quarter of 2021 to decline between 4% and 7% percent as compared to the same period in 2019.
Revenue is expected to decline between 8% and 13% in the fourth quarter of 2021 as compared to the same period in 2019. We expect the demand acceleration which began in February 2021 to continue as larger portions of the U.S. population become vaccinated against COVID-19 and travel advisories and restrictions begin to ease. We are closely monitoring the developments associated with the COVID variants and the potential impact that continued spread of these variants could have on the demand for air travel.
We plan to continue managing our cost structure, while mitigating near term cost pressures from higher fuel prices, airport rents and landing fees, and labor costs as we return our operations to pre-pandemic levels.
RESULTS OF OPERATIONS
Three Months Ended September 30, 2021 vs. 2020
Overview
We reported a net income of $130 million, operating income of $186 million and an operating margin of 9.4% for the three months ended September 30, 2021. This compares to a net loss of $393 million, an operating loss of $516 million and an operating margin of (104.9)% for the three months ended September 30, 2020. Earnings per diluted share were $0.40 for the third quarter of 2021 and $(1.44) of loss per share for the same period in 2020.
Our reported results for the third quarter of 2021 and 2020 included the effects of special items. In addition to special items, our third quarter 2021 results also included one-time gains on certain equity investments. Adjusting for these items(1), our operations broke even with an adjusted net loss of $39 million and an adjusted loss per share of $(0.12) for the third quarter of 2021. This compares to adjusted net loss of $477 million, adjusted operating loss of $628 million, adjusted operating margin of (127.6)%, and adjusted loss per share of $(1.75) for the third quarter of 2020.
On-time performance, as defined by the Department of Transportation, or DOT, is arrival within 14 minutes of scheduled arrival time. In the third quarter of 2021, our system wide on-time performance was 63.5% compared to 88.9% for the same period in 2020. Our completion factor increased by 0.1 points to 97.7% in the third quarter of 2021 from 97.6% in the same period in 2020.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Three Months Ended September 30,		Year-over-Year Change
	2021	2020	$	%
Passenger revenue	$1,856	$445	$1,411	317.3%
Other revenue	116	47	69	145.6
Total operating revenues	$1,972	$492	$1,480	300.8%

Average Fare	$204.50	$206.73	$(2.23)	(1.1)%
Yield per passenger mile (cents)	14.37	15.10	(0.73)	(4.8)
Passenger revenue per ASM (cents)	11.48	6.44	5.04	78.2
Operating revenue per ASM (cents)	12.20	7.12	5.08	71.2
Average stage length (miles)	1,320	1,313	7	0.5
Revenue passengers (thousands)	9,075	2,151	6,924	321.8
Revenue passenger miles (millions)	12,913	2,945	9,968	338.5
Available Seat Miles (ASMs) (millions)	16,168	6,905	9,263	134.1
Load Factor	79.9%	42.6%		37.3	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue and baggage fees, as well as revenue from our ancillary product offerings such as Even More® Space. The increase in passenger revenue of $1.4 billion, or 317.3%, for the three months ended September 30, 2021 compared to the same period in 2020, was primarily driven by the increase in demand for travel as we gradually recover from the COVID-19 pandemic. Revenue passengers increased to 9.1 million for the three months ended September 30, 2021 from 2.2 million for the same period in 2020.
Operating Expenses
In detail, our operating costs per available seat mile, or ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Three Months Ended September 30,		Year-over-Year Change		Cents per ASM
	2021	2020	$	%	2021	2020	% Change
Aircraft fuel and related taxes	$443	$102	$341	335.3%	2.74	1.47	85.9%
Salaries, wages and benefits	620	482	138	28.6	3.83	6.98	(45.1)
Landing fees and other rents	182	84	98	115.8	1.12	1.22	(7.8)
Depreciation and amortization	140	127	13	9.6	0.86	1.84	(53.2)
Aircraft rent	25	23	2	9.5	0.16	0.33	(53.2)
Sales and marketing	60	24	36	154.4	0.37	0.34	8.6
Maintenance, materials and repairs	205	111	94	85.5	1.27	1.60	(20.8)
Other operating expenses	297	167	130	78.1	1.84	2.43	(23.9)
Special items	(186)	(112)	(74)	67.1	(1.15)	(1.61)	(28.6)
Total operating expenses	$1,786	$1,008	$778	77.1%	11.04	14.60	(24.3)%

Total operating expenses excluding special items(1)	$1,972	$1,120	$852	76.1%	12.19	16.21	(24.8)%
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes increased by $341 million, for the three months ended September 30, 2021 compared to the same period in 2020. The average fuel price for the three months ended September 30, 2021 increased by 69.7% to $2.08 per gallon. Our fuel consumption increased by 156.4%, or 130 million gallons, due to increased demand as we recover from the
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COVID-19 pandemic. We expect the year-over-year increase in fuel consumption to continue as we add capacity back into the system.
Salaries, Wages and Benefits
Salaries, wages and benefits increased $138 million, or 28.6%, for the three months ended September 30, 2021 compared to the same period in 2020 primarily due to higher total hours worked by our crewmembers as we align our workforce with the increase in travel demand.
Salaries, wages and benefits in 2020 were lower than usual as a result of various cost saving initiatives taken in response to the decreased demand for air travel due to the COVID-19 pandemic. Beginning in March 2020, we instituted a company-wide hiring freeze, implemented salary and wage reductions of 20% to 50% for our officers, and reduced work hours for all other management workgroups. In June 2020, we announced voluntary separation programs to our crewmembers, with most departures having occurred in the third quarter of 2020.
Landing Fees and Other Rents
Landing fees and other rents increased $98 million, or 115.8%, for the three months ended September 30, 2021 compared to the same period in 2020 primarily due to increases in departures as well as increases in rates. We expect the increase in landing fees and other rents to continue into 2022 as we recover from the COVID-19 pandemic.
Depreciation and Amortization
Depreciation and amortization increased $13 million, or 9.6%, for the three months ended September 30, 2021 compared to the same period in 2020 primarily due a higher number of operating aircraft. We placed 15 new aircraft into service since the end of the third quarter of 2020.
Aircraft Rent
Aircraft rent increased $2 million, or 9.5%, for the three months ended September 30, 2021 compared to the same period in 2020. We executed a number of aircraft sale-leaseback transactions in the second half of 2020, the majority of which qualified as sales for accounting purposes. The assets associated with these transactions, which qualified as sales, are recorded within operating lease assets for which rent expenses are recognized through the life of the related lease terms.
Sales and Marketing
Sales and marketing increased $36 million, or 154.4%, for the three months ended September 30, 2021 compared to the same period in 2020 driven by higher credit card fees and computer reservation system charges, which are directly related to demand increases as we recover from the pandemic. Revenue passengers increased to 9.1 million for the third quarter 2021 from 2.2 million for the same period in 2020.
Maintenance Materials and Repairs
Maintenance materials and repairs increased $94 million, or 85.5%, for the three months ended September 30, 2021 compared to the same period in 2020 primarily driven by an increase in maintenance events as we bring our parked aircraft back into service. We significantly reduced our flying in 2020 as a result of the COVID-19 pandemic and parked a portion of our fleet throughout the year.
We expect the increase in expenses relating to maintenance, materials, and repairs to continue as we return our operations to pre-pandemic levels.
Other Operating Expenses
Other operating expenses consist of the following categories: outside services (including expenses related to fueling, ground handling, skycap, security, and janitorial services), insurance, personnel expenses, professional fees, onboard supplies, shop and office supplies, bad debts, communication costs, and taxes other than payroll and fuel taxes.
Other operating expenses increased $130 million, or 78.1%, for the three months ended September 30, 2021 compared to the same period in 2020 due to higher levels of operations in response to the increased demand for travel.
Special Items
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the three months ended September 30, 2021, special items included a contra-expense of $186 million which represents the amount of payroll support grants utilized during the period.
For the three months ended September 30, 2020, special items included the following:
•Contra-expense of $332 million, which represents the amount of CARES Act payroll support grants utilized during the period;
•Impairment charges of $56 million on our Embraer E190 fleet;
•Losses of $106 million related to aircraft sale-leaseback transactions; and.
•One-time costs of $58 million, consisting of severance and health benefits, in connection with our voluntary separation programs.
Nine Months Ended September 30, 2021 vs. 2020
Overview
We reported a net loss of $53 million, an operating income of $39 million and an operating margin of 0.9% for the nine months ended September 30, 2021. This compares to a net loss of $981 million, an operating loss of $1.3 billion and an operating margin of (54.9)% for the nine months ended September 30, 2020. Loss per share was $(0.17) for the nine months ended September 30, 2021 compared to loss per share of $(3.58) for the same period in 2020.
Our reported results for the nine months ended September 30, 2021 and 2020 included the effects of special items. In addition to special items, we also recognized one-time gains on certain equity investments during 2021. Adjusting for these items(1), our adjusted net loss was $682 million, adjusted operating loss was $802 million, adjusted operating margin was (19.1)%, and adjusted loss per share was $(2.15) for the nine months ended September 30, 2021. This compares to adjusted net loss of $1.1 billion, adjusted operating loss of $1.5 billion, adjusted operating margin of (64.2)%, and adjusted loss per share of $(4.16) for the nine months ended September 30, 2020.
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Nine Months Ended September 30,		Year-over-Year Change
	2021	2020	$	%
Passenger revenue	$3,913	$2,126	$1,787	84.0%
Other revenue	290	169	121	71.6
Total operating revenues	$4,203	$2,295	$1,908	83.1%

Average Fare	$182.22	$194.77	$(12.55)	(6.4)%
Yield per passenger mile (cents)	13.26	15.02	(1.76)	(11.8)
Passenger revenue per ASM (cents)	10.06	8.78	1.28	14.5
Operating revenue per ASM (cents)	10.80	9.48	1.32	14.0
Average stage length (miles)	1,293	1,201	92	7.7
Revenue passengers (thousands)	21,476	10,918	10,558	96.7
Revenue passenger miles (millions)	29,524	14,153	15,371	108.6
Available Seat Miles (ASMs) (millions)	38,902	24,209	14,693	60.7
Load Factor	75.9%	58.5%		17.4	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue and baggage fees, as well as revenue from our ancillary product offerings such as Even More® Space. The increase in passenger revenue of $1.8 billion, or 84.0%, for the nine months ended September 30, 2021 compared to the same period in 2020, was primarily driven by the increase in demand for travel as we gradually recover from COVID-19 pandemic which began in March of 2020. Revenue passengers increased by 96.7% to 21.5 million for the nine months ended September 30, 2021 from 10.9 million for the same period in 2020.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Expenses
In detail, our operating costs per available seat mile, or ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Nine Months Ended September 30,		Year-over-Year Change		Cents per ASM
	2021	2020	$	%	2021	2020	% Change
Aircraft fuel and related taxes	$973	$496	$477	96.1%	2.50	2.05	22.0%
Salaries, wages and benefits	1,718	1,560	158	10.1	4.42	6.44	(31.5)
Landing fees and other rents	470	258	212	82.6	1.21	1.06	13.6
Depreciation and amortization	398	407	(9)	(2.2)	1.02	1.68	(39.2)
Aircraft rent	76	60	16	25.7	0.19	0.25	(21.8)
Sales and marketing	130	84	46	54.6	0.33	0.35	(3.8)
Maintenance, materials and repairs	472	344	128	37.5	1.22	1.42	(14.5)
Other operating expenses	768	560	208	37.1	1.97	2.32	(14.7)
Special items	(841)	(214)	(627)	293.8	(2.16)	(0.88)	145.1
Total operating expenses	$4,164	$3,555	$609	17.1%	10.70	14.69	(27.1)%

Total operating expenses excluding special items(1)	$5,005	$3,769	$1,236	32.8%	12.86	15.57	(17.4)%
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes increased by $477 million, or 96.1%, for the nine months ended September 30, 2021 compared to the same period in 2020. The average fuel price for the nine months ended September 30, 2021 increased by 21.3% to $1.94 per gallon. Our fuel consumption increased by 61.6%, or 191 million gallons, due to capacity increases as demand for travel grew. We expect the year-over-year increase in fuel consumption to continue as we as add capacity back into the system.
Salaries, Wages and Benefits
Salaries, wages and benefits increased by $158 million, or 10.1%, for the nine months ended September 30, 2021 compared to the same period in 2020, driven primarily by higher total hours worked by our crewmembers as we align our workforce with the increase in travel demand.
Salaries, wages and benefits in 2020 were lower than usual as a result of various cost saving initiatives taken in response to the decreased demand for air travel due to the COVID-19 pandemic. Beginning in March 2020, we instituted a company-wide hiring freeze, implemented salary and wage reductions of 20% to 50% for our officers, and reduced work hours for all other management workgroups. In June 2020, we announced voluntary separation programs to our crewmembers, with most departures having occurred in the third quarter of 2020.
As of September 30, 2021, we have approximately 21,250 crewmembers compared to approximately 20,500 crewmembers at September 30, 2020.
Landing Fees and Other Rents
Landing fees and other rents increased by $212 million, or 82.6%, for the nine months ended September 30, 2021 compared to the same period in 2020 due to increases in departures as well as increases in rates. We expect the increase in landing fees and other rents to continue into 2022 as we recover from the COVID-19 pandemic.
Depreciation and Amortization
Depreciation and amortization decreased by $9 million, or 2.2%, for the nine months ended September 30, 2021 compared to the same period in 2020. This decrease was partially attributed to the impairment of our E190 fleet and related spare parts in 2020. In addition, we also executed a number of aircraft sale-leaseback transactions towards the second half of 2020, the majority of which qualified as sales for accounting purposes. As a result of these sales, we no longer record depreciation
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
expense on the assets. The costs associated with leasing these assets back from the purchaser are included in Aircraft Rent on our consolidated statements of operations.
The decreases described above were partially offset by additional depreciation expenses related to 15 new aircraft that have been placed into service since September 30, 2020. The average number of aircraft increased by 3.5% during the nine months ended September 30, 2021 as compared to the same period in 2020.
Aircraft Rent
Aircraft rent increased $16 million, or 25.7%, for the nine months ended September 30, 2021 compared to the same period in 2020. As discussed above, we executed a number of aircraft sale-leaseback transactions towards the second half of 2020, the majority of which qualified as sales for accounting purposes. The assets associated with these transactions, which qualified as sales, are recorded within operating lease assets for which rent expenses are recognized throughout the life of the related lease terms.
Sales and Marketing
Sales and marketing increased $46 million, or 54.6%, for the nine months ended September 30, 2021 compared to the same period in 2020 driven by higher credit card fees and computer reservation system charges, which are directly related to demand increases as we recover from the pandemic. Revenue passengers increased to 21.5 million for the nine months ended September 30, 2021 from 10.9 million for the same period in 2020.
Maintenance Materials and Repairs
Maintenance materials and repairs increased $128 million, or 37.5%, for the nine months ended September 30, 2021 compared to the same period in 2020 primarily driven by an increase in maintenance events as we bring our parked aircraft back into service. We significantly reduced our flying in 2020 as a result of the COVID-19 pandemic and parked a portion of our fleet throughout the year.
We expect the increase in expenses relating to maintenance, materials, and repairs to continue as we return our operations to pre-pandemic levels.
Other Operating Expenses
Other operating expenses consist of the following categories: outside services (including expenses related to fueling, ground handling, skycap, security, and janitorial services), insurance, personnel expenses, professional fees, onboard supplies, shop and office supplies, bad debts, communication costs, and taxes other than payroll and fuel taxes.
Other operating expenses increased $208 million, or 37.1%, for the nine months ended September 30, 2021 compared to the same period in 2020 due to higher levels of operations in response to the increased demand for travel.
Special Items
Special items for the nine months ended September 30, 2021 included the following:
•Contra-expense of $830 million, which represents the amount of federal payroll support grants utilized during the period; and
•Contra-expense of $11 million related to the recognition of Employee Retention Credits provided by the CARES Act.
For the nine months ended September 30, 2020, special items include a contra-expense of $636 million which represents the amount of CARES Act payroll support grants utilized during the period, impairment charges of $258 million on our Embraer E190 fleet, losses of $106 million related to certain aircraft sale-leaseback transactions, and one-time costs of $58 million, consisting of severance and health benefits, in connection with our voluntary separation programs.
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth our operating statistics for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(percent changes based on unrounded numbers)	2021	2020	%		2021	2020	%
Operational Statistics
Revenue passengers (thousands)	9,075	2,151	321.8		21,476	10,918	96.7
Revenue passenger miles (RPMs) (millions)	12,913	2,945	338.5		29,524	14,153	108.6
Available seat miles (ASMs) (millions)	16,168	6,905	134.1		38,902	24,209	60.7
Load factor	79.9%	42.6%	37.3	pts	75.9%	58.5%	17.4	pts
Aircraft utilization (hours per day)	10.1	4.2	140.5		8.3	5.5	50.9

Average fare	$204.50	$206.73	(1.1)		$182.22	$194.77	(6.4)
Yield per passenger mile (cents)	14.37	15.10	(4.8)		13.26	15.02	(11.8)
Passenger revenue per ASM (cents)	11.48	6.44	78.2		10.06	8.78	14.5
Operating revenue per ASM (cents)	12.20	7.12	71.2		10.80	9.48	14.0
Operating expense per ASM (cents)	11.04	14.60	(24.3)		10.70	14.69	(27.1)
Operating expense per ASM, excluding fuel(1)	9.39	14.64	(35.9)		10.29	13.40	(23.2)

Departures	76,918	32,124	139.4		188,220	128,315	46.7
Average stage length (miles)	1,320	1,313	0.5		1,293	1,201	7.7
Average number of operating aircraft during period	275.9	262.9	4.9		270.4	261.3	3.5
Average fuel cost per gallon, including fuel taxes	$2.08	$1.23	69.7		$1.94	$1.60	21.3
Fuel gallons consumed (millions)	213	83	156.4		501	310	61.6
Average number of full-time equivalent crewmembers					16,088	16,004
Historical trends may not continue. The ongoing COVID-19 pandemic continues to cause disruptions in our operations during the nine months ended September 30, 2021. We expect our operating results to significantly fluctuate from quarter-to-quarter in the future due to the uncertainties surrounding the COVID-19 pandemic, its impact on the economy and consumer behavior, and various other factors which are outside of our control. Consequently, we believe quarter-to-quarter comparisons of our operating results may not necessarily be meaningful; you should not rely on our results for any one quarter as an indication of our future performance.
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONSOLIDATED BALANCE SHEET ANALYSIS
The following is a discussion of the significant changes between September 30, 2021, and December 31, 2020.

(in millions)
Selected Balance Sheet Data:	September 30, 2021	December 31, 2020	$ Change	% Change
ASSETS
Cash and cash equivalents	2,193	1,918	275	14.3%
Investment securities	1,100	1,135	(35)	(3.0)%
Receivables, net of allowance of $3 and $2, at September 30, 2021 and December 31, 2020, respectively.	210	98	112	114.9%
Flight equipment	11,031	10,256	775	7.5%
LIABILITIES
Air traffic liability	1,679	1,122	557	49.7%
Other accrued liabilities	348	215	133	61.7%
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS	3,760	4,413	(653)	(14.8)%
Other	582	78	504	642.9%
Cash and cash equivalents
Cash and cash equivalents increased by $275 million, or 14.3%, primarily driven by $1.8 billion of cash generated from operations. We received $1.1 billion of funds under various PSP programs in 2021, of which $831 million were classified as operating activities on our condensed consolidated statement of cash flows with the remaining $290 million classified as financing activities. In the first quarter of 2021, we completed the issuance of our 0.50% Convertible Senior Notes due 2026 in the amount of $750 million. Our cash position at September 30, 2021 also benefited from the initial cash payments associated with our new Co-Branded Credit Card agreements. The increases to cash were partially offset by $1.8 billion of debt repayments and $803 million of capital expenditures.
Receivables, less allowance
Receivables increased by $112 million as a result of improvements in demand which led to an increase in receivables from our credit card processors.
Flight equipment
Flight equipment increased by $775 million, or 7.5%, principally driven by aircraft capital expenditures made during the nine months ended September 2021. Additional information related to our aircraft capital expenditures are provided within our discussion of investing activities under the "Liquidity and Capital Resources" section below.
Air traffic liability
Air traffic liability increased by $557 million, or 49.7%, driven by the improvements in demand as customers begin to gain confidence to travel and resumed booking travel further in advance. The cash collected from customers for future travel is recorded on our consolidated balance sheet until the point in time that the customer travels.
Other accrued liabilities
Other accrued liabilities increased by $133 million, or 61.7%, primarily due to the timing of passenger tax remittances to governmental authorities. Passenger taxes are collected from customers when tickets are sold and remitted to the authorities at a later date. The increase in passenger tax liability correlates to the increase in demand for travel as we gradually recover from the COVID-19 pandemic. In addition, the initial cash payments received from our new Co-Branded Credit Card agreements are deferred and recognized as revenue over the terms of the related contracts within other accrued liabilities and other liabilities on our consolidated balance sheet.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Long-term debt and finance lease obligations
Long-term debt and finance lease obligations decreased by $653 million, or 14.8%, primarily due to $1.8 billion of debt repayments made during the nine months ended September 30, 2021 partially offset by the issuance of our 0.50% Convertible Senior Notes and unsecured term loans received under various federal payroll support programs. We will continue to look for opportunities to reduce our overall debt level as our business continues to recover.
Other liabilities
Other liabilities increased by $504 million principally due to the initial cash payments received from our new Co-Branded Credit Card agreements in 2021. Earnings associated with the cash payments are deferred over the terms of the related contracts within other accrued liabilities and other liabilities on our consolidated balance sheets.
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
At September 30, 2021, we had cash, cash equivalents, and short-term investments of approximately $3.3 billion. Our business and operating results for 2021 continue to be impacted by the COVID-19 pandemic and we expect to maintain an elevated level of cash on hand as we navigate through the remainder of 2021.
Analysis of Cash Flows
Operating Activities
We rely primarily on operating cash flows to provide working capital for current and future operations. Cash flows from operating activities were $1.8 billion and $(223) million for the nine months ended September 30, 2021 and 2020, respectively. Lower losses, principally driven by higher operating revenues coupled with federal grants received under various payroll support programs, and the initial cash payments associated with our new Co-Branded Credit Card Agreements all contributed to the increase in operating cash flows.
Investing Activities
During the nine months ended September 30, 2021, capital expenditures related to our purchase of flight equipment included $577 million for the purchase of eight Airbus A321neo aircraft, five Airbus A220 aircraft, and the purchases of several spare engines; $97 million in work-in-progress relating to flight equipment; $34 million for spare part purchases; and $33 million for flight equipment deposits. Other property and equipment capital expenditures also included ground equipment purchases and facilities improvements for $62 million.
Investing activities for the nine months ended September 30, 2021 also included $70 million of net proceeds from maturities of investment securities.
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
We executed $445 million of aircraft sale-leaseback transactions during the nine months ended September 30, 2020. Of these transactions, $209 million qualified as sales for accounting purpose and were classified within investing activities.
Investing activities for the nine months ended September 30, 2020 also included $217 million of net proceeds from investment securities.
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financing Activities
Financing activities for the nine months ended September 30, 2021 primarily consisted of debt repayments of $1.8 billion on our outstanding debt and finance lease obligations which included the following payoffs:
•$722 million on our Term Loan;
•$550 million on our Revolving Facility; and
•$115 million on our secured loan balance under the CARES Act Loan Program.
These principal payments were partially offset by:
•Net proceeds of $734 million from the issuance of our 0.50% Convertible Senior Notes due 2026;
•Net proceeds of $276 million and $14 million from the issuances of unsecured term loans and warrants, respectively, in connection with the Payroll Support Program 2 under the Consolidated Appropriations Act and Payroll Support Program 3 under the American Rescue Plan Act; and
•$22 million of proceeds from the issuance of common stock related to our Crewmember Stock Purchase Plan.
Financing activities for the nine months ended September 30, 2020 primarily consisted of net proceeds of $2.2 billion from drawdowns of various credit facilities which included the following:
•$981 million from our 364-day term loan facility with Morgan Stanley Senior Funding Inc. as administrative agent;
•$717 million from our term loan facility with Barclays Bank PLC as administrative agent, and
•$550 million from our revolving credit facility with Citibank N.A as administrative agent.
Also included in financing activities were:
•Net proceeds of $913 million from the public placements of equipment notes;
•Net proceeds of $259 million and $19 million from the issuance of unsecured term loan and warrants, respectively, in connection with the Payroll Support Program under the CARES Act;
•$236 million of aircraft sale-leaseback transactions which did not qualify as sales for accounting purposes;
•Net proceeds of $105 million and $9 million from the issuance of secured term loan and warrants, respectively, in connection with the Loan Program under the CARES Act; and
•$22 million of proceeds from the issuance of common stock related to our Crewmember Stock Purchase Plan.
These proceeds were partially offset by the payoff of our 364-day term loan facility for $1.0 billion, scheduled maturities of $272 million relating to debt and finance lease obligations, $4 million of which were associated with scheduled rent payments on sale-leaseback aircraft that did not qualify as sales for accounting purposes, and the acquisitions of treasury shares of $167 million, of which $160 million related to our accelerated share repurchases, or ASR. Our share repurchase program has been suspended since March 31, 2020.
In March 2019, we filed an automatic shelf registration statement with the SEC. Under this shelf registration statement, we may offer and sell from time to time common stock, preferred stock, debt securities, depository shares, warrants, stock purchase contracts, stock purchase units, subscription rights, and pass-through certificates. We may utilize this shelf registration statement, or a replacement filed with the SEC, in the future to raise capital to fund the continued development of our products and services, the commercialization of our products and services, to repay indebtedness, or for other general corporate purposes. The warrants issued in connection with the various federal government support programs were made, and any issuances of our underlying common stock are expected to be made, in reliance on the exemption from the registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for transactions not involving a public offering.
Working Capital
We had working capital of $124 million at September 30, 2021 compared to $671 million at December 31, 2020. Our working capital decreased by $547 million due to several factors, including an overall increase in our air traffic liability which was attributed to the increase in customer bookings as demand for air travel begins to recover from the COVID-19 pandemic.
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
Contractual Obligations
Our contractual obligations at September 30, 2021 include the following (in billions):

	Payments due in
	Total	2021	2022	2023	2024	2025	Thereafter
Debt and finance lease obligations(1)	$4.9	$0.2	$0.5	$0.7	$0.4	$0.3	$2.8
Operating lease obligations	1.0	0.1	0.1	0.1	0.1	0.1	0.5
Flight equipment purchase obligations(2)	7.7	0.2	0.9	1.6	1.8	1.3	1.9
Other obligations(3)	2.9	0.1	0.3	0.5	0.5	0.5	1.0
Total	$16.5	$0.6	$1.8	$2.9	$2.8	$2.2	$6.2
The amounts stated above do not include additional obligations incurred as a result of financing activities executed after September 30, 2021.
(1) Includes actual interest and estimated interest for floating-rate debt based on September 30, 2021 rates.
(2) Amounts represent obligations based on the current delivery schedule set forth in our Airbus order book as of September 30, 2021.
(3) Amounts include non-cancelable commitments for the purchase of goods and services.
As of September 30, 2021, we are in compliance with the covenants of our debt and lease agreements. We have approximately $28 million of restricted cash pledged under standby letters of credit related to certain leases that will expire at the end of the related lease terms.
As of September 30, 2021, we operated a fleet of 130 Airbus A320 aircraft, 63 Airbus A321 aircraft, 21 Airbus A321neo aircraft, six Airbus A220 aircraft, and 60 Embraer E190 aircraft. Of our fleet, 216 are owned by us, 62 are leased under operating leases, and two are leased under finance leases. Our owned aircraft include aircraft associated with sale-leaseback transactions that did not qualify as sales for accounting purposes. As of September 30, 2021, the average age of our operating fleet was 11.5 years.
Our aircraft order book as of September 30, 2021 is as follows:

Year	Airbus A321neo	Airbus A220	Total
2021	—	2	2
2022	3	9	12
2023	11	18	29
2024	13	22	35
2025	11	12	23
2026	12	1	13
2027	14	—	14
Total	64	64	128
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
Depending on market conditions, we anticipate using cash on hand to pay for the remaining aircraft deliveries in 2021. For deliveries after 2021, although we believe debt and/or lease financing should be available to us, we cannot give any assurance that we will be able to secure financing on attractive terms, if at all. While these financings may or may not result in an increase in liabilities on our balance sheet, we expect our fixed costs to increase regardless of the financing method ultimately chosen. To the extent we cannot secure financing on terms we deem attractive, we may be required to pay in cash, further modify our aircraft acquisition plans, or incur higher than anticipated financing costs.
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
Forward-Looking Information
Forward-Looking Information Statements in this Report (or otherwise made by JetBlue or on JetBlue’s behalf) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which represent our management’s beliefs and assumptions concerning future events. These statements are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “expects,” “plans,” “anticipates,” “indicates,” “believes,” “forecast,” “guidance,” “outlook,” “may,” “will,” “should,” “seeks,” “targets” and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks, uncertainties, and assumptions, and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including, without limitation, the coronavirus ("COVID-19") pandemic, including the effectiveness of the available vaccines, the associated distribution and vaccination rates, the infection rates associated with COVID-19 variants, travel advisories and restrictions and the outbreak of any other disease or similar public health threat that affects travel demand or behavior; restrictions on our business related to the financing we accepted under various federal government support programs such as the CARES Act, the Consolidated
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Appropriations Act, and the American Rescue Plan Act; our significant fixed obligations and substantial indebtedness; risk associated with execution of our strategic operating plans in the near-term and long-term; the recording of a material impairment loss of tangible or intangible assets; our extremely competitive industry; volatility in financial and credit markets which could affect our ability to obtain debt and/or lease financing or to raise funds through debt or equity issuances; volatility in fuel prices, maintenance costs and interest rates; our reliance on high daily aircraft utilization; our ability to implement our growth strategy; our ability to attract and retain qualified personnel and maintain our culture as we grow; our reliance on a limited number of suppliers, including for aircraft, aircraft engines and parts and vulnerability to delays by those suppliers; our dependence on the New York and Boston metropolitan markets and the effect of increased congestion in these markets; our reliance on automated systems and technology; the outcome of the lawsuit filed by the DOJ and certain state Attorneys General against us related to our Northeast Alliance entered into with American Airlines, our being subject to potential unionization, work stoppages, slowdowns or increased labor costs; our presence in some international emerging markets that may experience political or economic instability or may subject us to legal risk; reputational and business risk from information security breaches or cyber-attacks; changes in or additional domestic or foreign government regulation, including new or increased tariffs; changes in our industry due to other airlines' financial condition; acts of war or terrorism; global economic conditions or an economic downturn leading to a continuing or accelerated decrease in demand for air travel; adverse weather conditions or natural disasters; and external geopolitical events and conditions. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs, and assumptions upon which we base our expectations may change prior to the end of each quarter or year.
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
In 2021, special items include contra-expenses recognized on the utilization of federal grants received under various payroll support programs and contra-expenses recognized on the Employee Retention Credits provided by the CARES Act.
Special items in 2020 include contra-expenses recognized on the utilization of payroll support grants received under the CARES Act, impairment charges of our Embraer E190 fleet, losses generated from certain sale-leaseback transactions, and one-time costs associated with our voluntary separation programs.
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

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF OPERATING EXPENSE PER ASM, EXCLUDING FUEL
	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
($ in millions; per ASM data in cents)	$	per ASM	$	per ASM	$	per ASM	$	per ASM
Total operating expenses	$1,786	$11.04	$1,008	$14.60	$4,164	$10.70	$3,555	$14.69
Less:
Aircraft fuel and related taxes	443	2.74	102	1.47	973	2.50	496	2.05
Other non-airline expenses	11	0.06	7	0.10	30	0.07	29	0.12
Special items	(186)	(1.15)	(112)	(1.61)	(841)	(2.16)	(214)	(0.88)
Operating expenses, excluding fuel	$1,518	$9.39	$1,011	$14.64	$4,002	$10.29	$3,244	$13.40
Operating Expense, Loss before Taxes, Net Loss and Loss per Share, excluding Special Items and Gain on Equity Investments
Our GAAP results in the applicable periods were impacted by credits and charges that were deemed special items.
In 2021, special items include contra-expenses recognized on the utilization of federal grants received under various payroll support programs and contra-expenses recognized on the Employee Retention Credits provided by the CARES Act. In addition, we also recognized one-time gains on certain equity investments during the period.
In 2020, special items included contra-expenses recognized on the utilization of payroll support grants received under the CARES Act, impairment charges of our Embraer E190 fleet, losses generated from certain sale-leaseback transactions, and one-time costs associated with our voluntary crewmember separation programs.

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

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF OPERATING EXPENSE, LOSS BEFORE TAXES, NET LOSS AND LOSS PER SHARE EXCLUDING SPECIAL ITEMS AND GAIN ON EQUITY INVESTMENTS
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Total operating revenues	$1,972	$492	$4,203	$2,295

Total operating expenses	$1,786	$1,008	$4,164	$3,555
Less: Special items	(186)	(112)	(841)	(214)
Total operating expenses excluding special items	$1,972	$1,120	$5,005	$3,769

Operating income (loss)	$186	$(516)	$39	$(1,260)
Add back: Special items	(186)	(112)	(841)	(214)
Operating (loss) excluding special items	$—	$(628)	$(802)	$(1,474)

Operating margin excluding special items	—%	(127.6)%	(19.1)%	(64.2)%

Income (loss) before income taxes	$190	$(578)	$(100)	$(1,381)
Add back: Special items	(186)	(112)	(841)	(214)
Less: Gain on equity investments	54	—	54	—
(Loss) excluding special items and gain on equity investments	$(50)	$(690)	$(995)	$(1,595)

Pre-tax margin excluding special items and gain on equity investments	(2.6)%	(140.1)%	(23.7)%	(69.5)%

Net income (loss)	$130	$(393)	$(53)	$(981)
Add back: Special items	(186)	(112)	(841)	(214)
Less: Income tax (expense) benefit related to special items	(55)	(28)	(250)	(53)
Less: Gain on equity investments	54	—	54	—
Less: Income tax (expense) related to gain on equity investments	(16)	—	(16)	—
Net (loss) excluding special items and gain on equity investments	$(39)	$(477)	$(682)	$(1,142)

Earnings Per Common Share:
Basic	$0.41	$(1.44)	$(0.17)	$(3.58)
Add back: Special items, net of tax	(0.41)	(0.31)	(1.86)	(0.58)
Less: Gain on equity investments, net of tax	0.12	—	0.12	—
Basic excluding special items	$(0.12)	$(1.75)	$(2.15)	$(4.16)

Diluted	$0.40	$(1.44)	$(0.17)	$(3.58)
Add back: Special items, net of tax	(0.40)	(0.31)	(1.86)	(0.58)
Less: Gain on equity investments, net of tax	0.12	—	0.12	—
Diluted excluding special items and gain on equity investments	$(0.12)	$(1.75)	$(2.15)	$(4.16)

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

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF FREE CASH FLOW
	Nine Months Ended September 30,
(in millions)	2021	2020
Net cash provided by (used in) operating activities	$1,755	$(223)
Less: Capital expenditures	(770)	(529)
Less: Predelivery deposits for flight equipment	(33)	(67)
Free Cash Flow	$952	$(819)

PART I. FINANCIAL INFORMATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as described below, there have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2020 Form 10-K.
Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the September 30, 2021 cost per gallon of fuel. Based on projected fuel consumption for the next 12 months, including the impact of our hedging position, such an increase would result in an increase to aircraft fuel expense of approximately $190 million. As of September 30, 2021, we had not hedged any of our projected fuel requirement for the remainder of 2021.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $4.0 billion of our debt and finance lease obligations, with the remaining $0.2 billion having floating interest rates. As of September 30, 2021, if interest rates were on average 100 basis points higher in 2021, our annual interest expense would increase by approximately $1 million. This amount is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
If interest rates were to average 100 basis points lower in 2021 than they were during 2020, our interest income from cash and investment balances would decrease by approximately $1 million. This amount is determined by considering the impact of the hypothetical change in interest rates on the balances of our money market funds and short-term, interest-bearing investments for the trailing twelve month period.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
On September 21, 2021, the United States Department of Justice (the “DOJ”), along with the Attorneys General of each of the States of Arizona, California, and Florida, the Commonwealths of Massachusetts, Pennsylvania, and Virginia, and the District of Columbia, filed a lawsuit in the United States District Court for the District of Massachusetts against JetBlue Airways Corporation (“JetBlue”) and American Airlines, Inc. (“American” and, together with JetBlue, the “Carriers”) concerning the Carriers’ previously implemented Northeast Alliance (the “NEA”). The lawsuit asserts and seeks an adjudication that the NEA violates Section 1 of the Sherman Act, and that the Carriers be permanently enjoined from continuing and restrained from further implementing the NEA. JetBlue believes the lawsuit is without merit and, along with American, intends to defend itself vigorously. Given the nature of this case, we are unable to estimate the reasonably possible loss or range of loss, if any, arising from this matter.
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
The global spread and impact of the COVID-19 pandemic is complex, unpredictable, and continuously evolving and has resulted in significant disruption and additional risks to our business; the travel and hospitality industries; and the global economy. The COVID-19 pandemic has led governments and other authorities around the world to impose measures intended to control its spread, including restrictions on large gatherings of people, travel bans, border closings and restrictions, business closures, quarantines, shelter-in-place orders, and social distancing measures and vaccination mandates. As a result, the COVID-19 pandemic and its consequences have significantly reduced global passenger air travel and have had a material detrimental impact on global commercial activity across the travel and hospitality industries, all of which has had, and is expected to continue to have, a material adverse impact on our business, operations, and financial results.
The extent, duration, and magnitude of the COVID-19 pandemic's effects will depend on various factors, all of which are highly uncertain, difficult to predict and not controlled by us, including, but not limited to, the impact of the pandemic on global and regional economies, travel, and economic activity, as well as actions taken by governments, businesses, and individuals in response to the pandemic, including vaccination rates in the markets where we operate, and any additional resurgence of COVID-19 and the development of new variants. These factors include the impact of the COVID-19 pandemic on unemployment rates and consumer discretionary spending; governmental or regulatory orders that impact our business and our industry, including mandates that require all passengers on our flights and our crewmembers to be vaccinated; the demand for air travel; levels of consumer confidence; the ability to effectively and widely manufacture and distribute vaccines and broad acceptance of the vaccine by the general population; and the pace of recovery when the pandemic subsides. Moreover, even after shelter-in-place orders and travel bans and advisories are lifted and, vaccines are more widely distributed and available and vaccination rates increase, demand for air travel may remain depressed for a significant length of time, and we cannot predict if and when demand will return to pre-COVID-19 levels. In addition, we cannot predict whether business travel for in-person meetings will decrease over the long-term due to technological advancements in, and consumer acceptance and adaptation to, virtual meetings and/or changes in customer preferences.
The COVID-19 pandemic has subjected our business, operations, and financial condition to a number of significant risks:
Demand, Capacity, Revenues and Expenses: With the global spread of COVID-19 beginning in March 2020, the Company began experiencing a significant decline in international and domestic demand related to COVID-19 during the first quarter of 2020, and this reduction in demand has continued through the date of this report and is expected to continue for the foreseeable future. The decline in demand caused a material deterioration in our revenues, resulting in a net loss of $1.4 billion for the year ended December 31, 2020. The Company expects its results of operations for full-year 2021 to be materially impacted. Additionally, the U.S. Congress has considered legislation that would mandate all passengers on our domestic flights to be vaccinated, which could negatively impact demand in certain of our markets. The continued decline in demand, which is expected to continue for the foreseeable future, is expected to have a material adverse impact on our business, operating results, financial condition, and liquidity.

The COVID-19 pandemic has caused us, and could continue to cause us, to incur additional expenses. While governments have and may continue to implement various stimulus and relief programs, it is uncertain whether and to what extent we will be eligible to participate in, or successfully access, such programs, whether conditions or restrictions imposed under such programs will be acceptable, and whether such programs will be effective in avoiding or significantly mitigating the financial impacts of the COVID-19 pandemic. Further, we have incurred additional costs related to severance payments and may incur additional expenses related to restructuring activities in future periods. Even after the COVID-19 pandemic subsides, we could experience other short or longer-term impacts on our costs, including, for example, the need for enhanced health and hygiene standards or certifications, social distancing requirements or other precautionary measures in response to the health and safety challenges presented by the COVID-19 pandemic. These effects could impact our ability to generate profits even after revenues improve. The Company has and expects to continue to focus on reducing expenses and managing liquidity. While we lowered our cash burn from an average of approximately $18 million per day at the end of March 2020 to approximately $6.7 million per day in in the fourth quarter ended December 31, 2020, we may not be able to continue to reduce cash burn at the same rate in the future. Cash burn is calculated as net cash used in operating activities, net cash used in investing activities, and net cash provided by financing activities adjusted for certain items such as: grant proceeds received under various federal payroll support programs, proceeds from the issuance of long-term debt and finance lease obligations, proceeds of financing arrangements reported within investing activities (such as certain aircraft sale-leaseback transactions), early repayments of our debt and finance lease obligation, cash payments associated with our voluntary separation programs, net purchases of investment securities, and net proceeds from our common stock offerings.
Operations: In response to the significant decline in demand for air travel across our system, we have taken actions and continue to evaluate spending to manage operating expenses and optimize our financial resources. These actions include a permanent reduction in our workforce across our BlueCities and our support centers, eliminating non-essential spending and corporate initiatives, and reducing costs. We have received, and may continue to receive, demands or requests from labor unions that represent our colleagues, whether in the course of our periodic renegotiation of our collective bargaining agreements or otherwise, for additional compensation, healthcare benefits, or other terms that could increase costs, and we could experience labor disputes or disruptions as we continue to implement our mitigation plans. Additionally, as a result of a federal government mandate and by virtue of JetBlue being a contractor to the federal government, our crewmembers who do not receive an approved medical or religious accommodation will be required to be vaccinated against the SARS-Cov-2 novel coronavirus. As a result, we may face staffing shortages as we begin to enforce this mandate that may disrupt our operations. Further, once the effects of the pandemic subside, the recovery period could be extended and we expect that certain operational changes, particularly with respect to enhanced health and safety measures and global care and cleanliness certifications, will be necessary over the long-term.
Further, certain crewmembers of the Company, its suppliers and its business partners, such as airport, air traffic personnel, and those working on certain production lines, have tested positive for or been suspected of having COVID-19, which has resulted in facility closures, reduction in available staffing, and disruptions to the Company’s overall operations as well as that of our suppliers. The Company’s operations may be further impacted in the event of additional instances of actual or perceived risk of infection among crewmembers of the Company, its suppliers or its business partners, and this impact may have a material and adverse effect if the Company is unable to maintain a suitably skilled and sized workforce and address related crewmember matters.
Financial Condition and Indebtedness: As we manage through the effects of the pandemic, our level of indebtedness has increased and may continue to increase. To enhance our liquidity profile and cash position in response to the COVID-19 pandemic, the Company suspended share repurchases under its share repurchase program, executed two new term loan agreements and immediately drew down on these facilities for the full amount available, borrowed on its existing $550 million revolving credit facility, completed the public placements of equipment notes in an aggregate principal of $923 million, completed a public offering of 42 million shares of our common stock for net proceeds of $583 million, executed a number of aircraft sale-leaseback transactions, and temporarily grounded a portion of its fleet. There is no guarantee that debt financings will be available in the future to fund our obligations or will be available on terms consistent with our expectations. We also expect the ongoing impact of the COVID-19 pandemic on the financial markets could also adversely affect our ability to raise equity financing in the future. Changes in the credit ratings of our debt, including our revolving credit facility and outstanding senior notes, could have an adverse impact on our interest expense. As a result of the general economic uncertainty and the impact of the COVID-19 pandemic, our credit ratings have been downgraded. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our credit rating levels, our industry, or our Company, our access to capital and the cost of debt financing would be negatively impacted.

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
The impacts of the COVID-19 pandemic on our business, operations and financial condition are continuously evolving, and the continuation of the pandemic, any additional resurgence, of COVID-19 or variants could precipitate or aggravate the other risk factors included in this annual report, which in turn could further materially adversely affect our business, financial condition, liquidity, results of operations, and profitability, including in ways that are not currently known to us or that we do not currently consider to present significant risks.
Our Northeast Alliance with American Airlines is Subject to Challenge
In July 2020, we announced a strategic partnership with American Airlines Group Inc., designed to optimize our and American Airlines’ networks through certain flights operated by us and American Airlines to and from John F. Kennedy International Airport, LaGuardia Airport, Newark Liberty International Airport and Boston Logan International Airport, which we refer to as the Northeast Alliance. On September 21, 2021, the United States Department of Justice, along with the Attorneys General of each of the States of Arizona, California, and Florida, the Commonwealths of Massachusetts, Pennsylvania and Virginia, and the District of Columbia, filed a lawsuit in the United States District Court for the District of Massachusetts against us and American Airlines concerning the Northeast Alliance. The lawsuit asserts and seeks an adjudication that the Northeast Alliance violates Section 1 of the Sherman Act, and that we and American Airlines should be permanently enjoined from continuing and restrained from further implementing the Northeast Alliance.
We and American Airlines established the Northeast Alliance to unlock capacity growth and customer benefits neither of us could achieve independently and to better compete in the northeast market. We believe the lawsuit is without merit, we, along with American Airlines, intend to defend this matter vigorously. If we are unsuccessful, the failure to achieve the intended benefits of the Northeast Alliance could have an adverse impact on our business, financial condition and results of operations. Additionally, we are incurring costs associated with implementing operational and marketing elements of the Northeast Alliance, which would not be recoverable if we were required to unwind all or portion of the Northeast Alliance.
Part I, Item 1A "Risk Factors" of our 2020 Form 10-K, includes a discussion of our risk factors which are incorporated herein. Other than the risk factors described above, there have been no material changes from the risk factors previously disclosed in our Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In accordance with the Payroll Support Program Agreement, the Payroll Support Program Extension Agreement, the Payroll Support 3 Agreement, and the Loan Agreement with the Treasury, we are prohibited from making any share repurchases through September 30, 2022. We have suspended our share repurchase program as of March 31, 2020. The acquisition of treasury stock reflected on our condensed consolidated statement of cash flows for the nine months ended September 30, 2021 represents the return of shares to satisfy tax payments associated with crewmember stock compensation that vested during the period.

PART II. OTHER INFORMATION

In consideration for the Payroll Support 2 Payments, during the nine months ended September 30, 2021, we issued warrants to purchase approximately 1.0 million shares of our common stock to the Treasury at an exercise price of $14.43 per share.
In consideration for the Payroll Support 3 Payments, during the nine months ended September 30, 2021, we issued warrants to purchase approximately 0.7 million shares of our common stock to the Treasury at an exercise price of $19.90 per share. See Note 3 to our condensed consolidated financial statements.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
See accompanying Exhibit Index included after the signature page of this Report for a list of the exhibits filed or furnished with this Report.

EXHIBIT INDEX

Exhibit Number	Exhibit
10.1
JetBlue Executive Retention Award - Ursula Hurley, dated September 5, 2021—incorporated by reference to Exhibit 10.1 to our current report on Form 8-K dated September 5, 2021 and filed on September 7, 2021.

10.2
Amendment to Employment Agreement between Robin Hayes and JetBlue Airways Corporation, dated September 5, 2021—incorporated by reference to Exhibit 10.2 to our current report on Form 8-K dated September 5, 2021 and filed on September 7, 2021.

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

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	November 1, 2021	By:	/s/ Alexander Chatkewitz
Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)